Form 10-Q
period 1996-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 1996-05-15
CIK 894315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

Commission file number     1-11690
                       ------------------

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                         34-1723097
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S.  Employer
incorporation or organization)                         Identification No.)

               34555 Chagrin Boulevard Moreland Hills, Ohio 44022
- - --------------------------------------------------------------------------------
               (Address of principal executive offices - zip code)

                                 (216) 247-4700
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- - --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                 21,589,357 shares outstanding as of May 8, 1996
                 ----------                          -------------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets as of March 31, 1996 and December 31,
1995.

Condensed Consolidated Statements of Operations for the Three Month Periods ended March 31, 1996 and 1995.

Condensed Consolidated Statements of Cash Flows for the Three Month Periods ended March 31, 1996 and 1995.

Notes to Condensed Consolidated Financial Statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     March 31,       December 31,
                                                                                       1996             1995
                                                                                   -------------    -------------
ASSETS
Real estate rental property:
   Land                                                                            $ 110,677,561    $ 109,325,006
   Land under development                                                             26,108,673       18,440,812
   Buildings                                                                         689,356,147      688,122,876
   Fixtures and tenant improvements                                                   13,987,215       13,677,643
   Construction in progress                                                           27,313,922       18,806,999
                                                                                   -------------    -------------
                                                                                     867,443,518      848,373,336
   Less accumulated depreciation                                                    (124,462,976)    (120,040,503)
                                                                                   -------------    -------------
   Real estate, net                                                                  742,980,542      728,332,833

   Cash and cash equivalents                                                          18,793,703           12,100
   Advances to and investments in joint ventures                                      87,872,874       83,190,388
   Other assets                                                                       19,645,469       18,524,208
                                                                                   -------------    -------------
                                                                                   $ 869,292,588    $ 830,059,529
                                                                                   =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
    Fixed rate senior notes                                                        $ 156,746,710    $ 103,731,362
    Revolving credit facilities                                                               --       65,000,000
    Subordinated convertible debentures                                               60,000,000       60,000,000
                                                                                   -------------    -------------
                                                                                     216,746,710      228,731,362
                                                                                   -------------    -------------
Mortgage indebtedness:
    Revolving credit facilities                                                               --       22,500,000
    Banks and other financial institutions                                           127,495,087      139,643,352
    Construction loans                                                                14,851,074       14,851,074
                                                                                   -------------    -------------
                                                                                     142,346,161      176,994,426
                                                                                   -------------    -------------
                  Total indebtedness                                                 359,092,871      405,725,788

Accounts payable and accrued expenses                                                 15,537,824       17,530,130
Dividend payable                                                                      12,951,694               --
Other liabilities                                                                      3,017,484        2,642,148
                                                                                   -------------    -------------
                                                                                     390,599,873      425,898,066
                                                                                   -------------    -------------
Commitments and contingencies
Shareholders' equity:
   Class A - 9.5% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 3,000,000 shares authorized; 421,500 shares
       issued and outstanding at March 31, 1996 and December 31, 1995                105,375,000      105,375,000
   Class B - 9.44% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 3,000,000 shares authorized; 177,500 and 160,000 shares issued and outstanding at March 31, 1996 and December 31, 1995,
       respectively                                                                   44,375,000       40,000,000
   Non-cumulative redeemable preferred shares, without par value; 3,000,000
       shares authorized; none issued                                                         --               --
   Common shares, without par value, $.10 stated value; 50,000,000 shares authorized; 21,586,165 and 18,968,943 shares issued and outstanding at
       March 31, 1996 and December 31, 1995, respectively                              2,158,617        1,896,894
   Paid-in-capital                                                                   366,907,026      291,843,152
   Accumulated dividends in excess of net income                                     (40,122,928)     (34,953,583)
                                                                                   -------------    -------------
                                                                                     478,692,715      404,161,463
                                                                                   -------------    -------------
                                                                                   $ 869,292,588    $ 830,059,529
                                                                                   =============    =============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                   (UNAUDITED)

                                                     1996           1995
                                                 -----------   ------------
Revenues from operations:
     Minimum rents                               $22,682,584   $ 19,240,018
     Percentage and overage rents                    754,208        626,413
     Recoveries from tenants                       5,743,626      4,306,883
     Management fee income                           508,809        105,855
     Other                                           945,465        986,071
                                                 -----------   ------------
                                                  30,634,692     25,265,240
                                                 -----------   ------------
Rental operation expenses:
     Operating and maintenance                     3,037,213      2,297,342
     Real estate taxes and rent                    3,413,341      2,741,368
     General and administrative                    1,732,948      1,568,832
     Depreciation and amortization                 5,904,605      5,581,307
                                                 -----------   ------------
                                                  14,088,107     12,188,849
                                                 -----------   ------------
Interest expense                                   7,343,006      6,700,026
                                                 -----------   ------------

Income before equity in net income (loss)
   of joint ventures, gain on sale of land and     9,203,579      6,376,365
   extraordinary item
Equity in net income (loss) of joint ventures      2,012,238        (38,066)
Gain on sale of land                                      --         93,678
                                                 -----------   ------------
Income before extraordinary item                  11,215,817      6,431,977
                                                 -----------   ------------

Extraordinary item - extinguishment of debt               --       (251,317)
                                                 -----------   ------------
Net income                                       $11,215,817   $  6,180,660
                                                 ===========   ============

Net income applicable to common shareholders     $ 7,665,911   $  6,180,660
                                                 ===========   ============

Per share data:
Earnings per common share - primary
   Income before extraordinary item              $       .39   $        .35
   Extraordinary item                                     --           (.01)
                                                 -----------   ------------
   Net income                                    $       .39   $        .34
                                                 ===========   ============

Earnings per common share - fully diluted
  Income before extraordinary item               $       .39   $        .35
  Extraordinary item                                      --           (.01)
                                                 -----------   ------------
  Net income                                     $       .39   $        .34
                                                 ===========   ============

Dividends declared                               $       .60   $        .54
                                                 ===========   ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                   (UNAUDITED)

                                                                       1996            1995
                                                                   ------------    ------------

Net cash flow provided by operating activities                     $ 14,059,965    $  8,846,907
                                                                   ------------    ------------

Cash flow provided by (used for) investing activities:
    Real estate developed or acquired                               (23,353,342)    (39,820,390)
    Repayments from (advances to) joint ventures, net                (1,147,884)        132,528
    Proceeds from sale of land                                               --         100,000
                                                                   ------------    ------------

Net cash flow used for investing activities                         (24,501,226)    (39,587,862)
                                                                   ------------    ------------

Cash flow provided by (used for) financing activities:
   (Repayment of) proceeds from revolving credit facilities, net    (87,500,000)     45,957,100
    Principal payments on rental property debt                      (12,148,265)    (81,869,707)
    Proceeds from construction loans                                         --       3,087,123
    Proceeds from issuance of Medium Term Notes, net of
       underwriting commissions and $106,000 of offering
       expenses paid                                                 52,604,000              --
   Proceeds from issuance of common shares, net of
       underwriting commissions and $300,000 and $400,000
       of offering expenses paid in 1996 and 1995, respectively      75,389,307      76,506,250
   Proceeds from issuance of Class B preferred shares, net of underwriting commissions and $200,000 of offering
       expenses paid                                                  4,182,050              --
   Proceeds from issuance of common shares in conjunction
       with exercise of stock options, the Company's 401(k)
       plan and dividend  reinvestment plan                             129,240         113,128
   Dividends paid                                                    (3,433,468)    (10,236,948)
                                                                   ------------    ------------

Net cash flow provided by financing activities                       29,222,864      33,556,946
                                                                   ------------    ------------

Increase in cash and cash equivalents                                18,781,603       2,815,991
Cash and cash equivalents, beginning of period                           12,100         919,040
                                                                   ------------    ------------

Cash and cash equivalents, end of period                           $ 18,793,703    $  3,735,031
                                                                   ============    ============

Supplemental disclosure of non cash investing and financing activities:

For the three month period ended March 31, 1996, included in accounts payable was approximately $0.7 million relating to construction in progress and $13.0 million of dividends declared which did not require the use of cash.

In conjunction with the acquisitions of certain shopping centers, the Company assumed mortgage debt of approximately $15.7 million and other liabilities of approximately $0.3 million for the three month period ended March 31, 1995. In addition, included in accounts payable was approximately $0.7 million relating to construction in progress which did not require the use of cash.





                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS

         The Company is a self-administered and self-managed real estate investment trust and is engaged in the business of acquiring, expanding, owning, developing, managing and operating neighborhood and community shopping centers, enclosed malls and business centers.

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The information furnished reflects all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

2.       FORMATION OF THE COMPANY, PUBLIC OFFERINGS AND BASIS OF PRESENTATION

         Developers Diversified Realty Corporation (the "Company" or "DDRC") was incorporated in the State of Ohio on November 20, 1992 by issuance of 1,000 common shares (for cash proceeds of $1,000) to the principal partners/shareholders of Developers Diversified Group ("DDG-Predecessor") for the purpose of continuing the shopping center, business center and management company operations then being conducted by DDG.

         On February 9, 1993, the Company sold 9,200,000 common shares in an Initial Public Offering ("IPO"), and received net proceeds of $188.7 million. The net proceeds from the IPO were primarily used to repay mortgage indebtedness and acquire the partnership interests associated with certain shopping center and business center properties, held by unrelated third parties.

         The acquisition of the properties acquired by the Company prior to the IPO and merger of Developers Diversified Management, Inc. were recorded by the Company at the historical cost reflected in the DDG financial statements, since these transactions were conducted with entities deemed to be related parties.

         Since the completion of the Company's IPO in February 1993, the Company has accessed the capital markets several times, primarily to finance growth through acquisitions, developments and expansions. The following is a summary of the common share, debt and preferred share offerings following the IPO:

Common Share Offerings:

In October 1993, the Company sold 3,950,000 shares of common stock, in an underwritten offering at $29-7/8 per share. In July 1994, the Company sold 500,000 shares of common stock, in an underwritten offering, to a group of Institutional Investors at $31-5/8 per share. In January 1995, the Company sold 2,875,000 shares of common stock, in an underwritten offering at $28-1/4 per share. In March 1996, the Company sold 2,611,500 shares of common stock in an underwritten offering at $28.95 per share. The aggregate net proceeds of approximately $278 million from the above four offerings were primarily used to retire variable rate indebtedness.

Debt Offerings:

In August 1994, the Company issued $60 million of 7% coupon subordinated convertible debentures ("Debentures") which mature in August 1999. The Debentures are non-callable and convertible into common shares any time prior to maturity at a conversion price of $33-3/8 per share. In December 1994, the Company issued $100 million of Floating Rate Senior Notes which were repaid at their stated maturity, in December 1995. In May 1995, the Company issued $100 million of Fixed Rate Senior Notes at a discount to 99.963% with a coupon interest rate of 7-5/8% due in May 2000. In November and December 1995, the Company issued, through its Medium Term Note ("MTN") program, an aggregate of $4 million of Senior Fixed Rate Notes at interest rates ranging from 7.15% to 7.28% and maturities of seven and ten years, respectively. In the first quarter of 1996, the Company issued $53 million of MTN's. These MTN's have terms ranging from five to seven years with interest at rates ranging from 6.58% to 7.04%. The aggregate net proceeds of approximately $312 million from the above debt offerings were primarily used to retire variable rate indebtedness.

Preferred Share Offerings:

In November and December 1995, the Company sold 4,215,000 depositary shares representing 9.5% Class A Cumulative Redeemable Preferred Shares at $25 per depositary share. In December 1995, the Company sold 1,600,000 depositary shares representing 9.44% Class B Cumulative Redeemable Preferred Shares at $25 per depositary share. An additional 175,000 of Class B depositary shares were sold in January 1996, in conjunction with the underwriters' over-allotment option. Both the Class A and Class B depositary shares represent 1/10 of an underlying share of the respective preferred class. The Class A and Class B depositary shares are not redeemable by the Company, except in certain circumstances relating to the preservation of the Company's status as a Real Estate Investment Trust (REIT), prior to November 15, 2000 and December 26, 2000, respectively. The aggregate net proceeds of approximately $144 million were used in part to fund the Company's equity investment relating to the acquisition of the Community Center Properties (Note 3) and to retire variable rate indebtedness, primarily the Floating Rate Senior Notes.

New Accounting Standards

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", in the first quarter of 1996. This statement requires, when events or changes in circumstances suggest that the carrying value of an asset or group of assets is not recoverable, that the Company measure its long lived assets for impairment utilizing undiscounted cash flows. This statement also sets forth the measurement criteria for assets to be sold or disposed and requires the resultant assets to be carried at the lower of cost or fair market value. The effect of the adoption is not significant.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for employee stock based compensation plans, and also permits companies to continue to apply the intrinsic value based methodology, providing certain pro-forma disclosures are made. The Company is adopting the standard in 1996 through disclosure only.

3. EQUITY INVESTMENTS IN JOINT VENTURES:

The Company's equity investments in joint ventures at March 31, 1996 were comprised of a 50% joint venture interest in four joint ventures ("The Community Center Joint Ventures"), formed in November 1995 in conjunction with the acquisition of the Homart Community Center Division of Sears, Roebuck and Co. ("Sears") and a 50% joint venture interest in a 411,977 square foot shopping center located in Martinsville, Virginia.

On November 17, 1995, the Company, in conjunction with its joint venture partners, acquired the Homart Community Center Division of Sears, from an affiliate of General Growth Properties, Inc. General Growth Properties, Inc. had contracted to purchase the Homart Community Center Division as part of its acquisition of Homart Development Co., a subsidiary of Sears. The Homart Community Center Division includes ten power centers, aggregating in excess of four million square feet of Gross Leasable Area ("GLA"), located in major metropolitan areas throughout the United States as well as several outlots and pad sites adjacent to the ten power centers and certain other power centers previously sold by Sears (the "Community Center Properties"). In addition, in connection with the primary transaction previously described, the Company acquired certain rights to acquire several future development sites (in which its joint venture partners may have certain rights to participate). Construction of seven of the ten power centers is complete or substantially complete and three of the power centers are currently under construction. Construction of the three centers is expected to be substantially complete by mid 1996. Certain tenants at each of these three centers are currently open for business (or will open prior to the completion of construction). In addition to owning a 50% interest in each Community Center Joint Venture, the Company will manage the Community Center Properties and related developments pursuant to management and development agreements with each of the Community Center Joint Ventures. Included in 1996 management fee income is approximately $407,000 of fees earned from the Company's Joint Venture interests. Other income includes $300,000 of development fee income from the Community Center Joint Ventures for the three month period ended March 31, 1996.

The total purchase price for the Community Center Properties aggregated $443.4 million (before post-closing adjustments) and was funded through $295.6 million of secured indebtedness at the joint venture level, $6.7 million of assumed net liabilities and $141.1 million of cash of which one-half each was provided by the Company and its joint venture partners. In addition, the Company paid cash of approximately $1.1 million relating to the purchase of certain rights to potential future development sites. The Company's initial cash contribution was made available through proceeds from the issuance of the 9.5% Class A depositary shares (Note 2). The final purchase price for the Community Center Properties will be adjusted to reflect development costs incurred for the period from November 1, 1995 through November 16, 1995. Adjustments will also be made to reflect actual assets and liabilities assumed as of November 16, 1995. Accordingly, the purchase price allocation will be adjusted upon resolution of these contingencies.

Summarized combined financial information of the Company's joint venture investments is summarized as follows:

                                      March 31,   December 31,
      Combined Balance Sheets           1996           1995
                                   ------------   ------------
Real estate, net                   $485,287,817   $473,913,981
Other assets                         20,234,502     18,606,231
                                   ------------   ------------
                                   $505,522,319   $492,520,212
                                   ============   ============

Mortgage debt                      $323,705,043   $317,142,199
Amounts payable to DDRC               8,499,555      9,173,195
Other liabilities                    17,615,807     16,927,381
                                   ------------   ------------
                                    349,820,405    343,242,775
Accumulated equity                  155,701,914    149,277,437
                                   ------------   ------------
                                   $505,522,319   $492,520,212
                                   ============   ============

                                         Three Month Period Ended March 31,
    Combined Statements of Operations            1996        1995
                                             -----------   ---------
Revenues from operations                     $14,597,439   $ 838,118
                                             -----------   ---------

Rental operation expenses                      3,780,114     183,453
Depreciation and amortization expense          2,106,297     200,751
Interest expense                               4,686,558     530,045
                                             -----------   ---------
                                              10,572,969     914,249
                                             -----------   ---------
Net income (loss)                            $ 4,024,470   $ (76,131)
                                             ===========   =========

         The Company has guaranteed $25 million of joint venture indebtedness and related interest associated with certain mortgage debt.

4.  ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

         The following unaudited supplemental pro forma operating data is presented for the three months ended March 31, 1996 as if each of the following transactions had occurred on January 1, 1996: (i) the sale by the Company of 175,000 depositary shares representing 9.44% Class B Cumulative Redeemable Preferred Stock in January 1996, (ii) the completion of the sale by the Company of $53 million of Medium Term Notes during the first quarter of 1996 and (iii) the sale by the Company of 2,611,500 Common Shares in March 1996. Pro forma operating data is presented for the three months ended March 31, 1995, as if each of the following transactions had occurred on January 1, 1995: (i) the acquisition by the Company of all properties acquired by the Company in 1995,
(ii) the formation of the Community Center Joint Ventures and the related acquisition of the Community Center Properties, (iii) the completion of the sale by the Company of 2,875,000 Common Shares in January 1995, (iv) the completion of the sale by the Company of the $100 million 7-5/8% Fixed Rate Senior Notes in May 1995, (v) the sale by the Company of 4,215,000 depositary shares representing 9.5% Class A Cumulative Redeemable Preferred Stock in November and December 1995 and 1,775,000 depositary shares representing 9.44% Class B Cumulative Redeemable Preferred Stock in December 1995 and January 1996 (vi) the completion of the sale of $57 million of Medium Term Notes during the first quarter of 1996 and the fourth quarter of 1995 and (vii) the completion of the sale by the Company of 2,611,500 common shares in March 1996.

                                                Three Month Period Ended March 31,
                                                ---------------------------------
                                                 (in thousands, except per share)
                                                       1996            1995
                                                     --------        --------
REVENUES:
   Revenues from rental property                     $ 29,181        $ 26,399
   Management fees and other                            1,454           1,384
                                                     --------        --------
                                                       30,635          27,783
                                                     --------        --------
EXPENSES:
   Rental operation expenses                            6,451           5,694
   General and administrative                           1,733           1,669
   Depreciation and amortization                        5,905           6,014
   Interest                                             6,408           4,022
                                                     --------        --------
                                                       20,497          17,399
                                                     --------        --------
                                                       10,138          10,384
Equity in net income of joint ventures                  2,012             924
Gain on sale of land                                       --              94
                                                     --------        --------
Income before extraordinary item                       12,150          11,402
Less preferred dividends                               (3,550)         (3,550)
                                                     --------        --------
Income before extraordinary item applicable to
  common shareholders                                $  8,600        $  7,852
                                                     ========        ========

Per share data:
    Income before extraordinary item - primary       $    .40        $    .36
                                                     ========        ========

Pro forma weighted average shares
  outstanding (in thousands)                           21,582          21,567
                                                     ========        ========

The 1995 pro forma information above does not include revenues and expenses for the Company's acquired properties located in Orangeburg, South Carolina; Anderson, South Carolina; Columbia, South Carolina; and Huntsville, Alabama and with regard to the acquisition of the Community Center Properties, the shopping centers located in Durham, North Carolina; Marietta, Georgia; Independence, Missouri; Atlanta, Georgia; and Phase II of Framingham, Massachusetts because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful.

5.       SHAREHOLDERS' EQUITY:

         The following table summarizes the changes in shareholders' equity since December 31, 1995:

                                Class A 9.5%   Class B 9.44%
                                 Cumulative     Cumulative
                                 Redeemable     Redeemable
                                  Preferred      Preferred                              Accumulated
                                 Shares ($250   Shares ($250                            Dividends in
                                 Liquidation    Liquidation     Common      Paid-in      Excess of
                                    Value)        Value)        Shares      Capital      Net Income         Total
                                ------------   -----------    ----------  ------------  ------------     ------------
Balance December 31, 1995       $105,375,000   $40,000,000    $1,896,894  $291,843,152  $(34,953,583)    $404,161,463
Net income                                                                                11,215,817       11,215,817
Dividends declared -
  Preferred Shares                                                                        (3,433,468)      (3,433,468)
Dividends declared -
  Common Shares                                                                          (12,951,694)     (12,951,694)
Issuance of Common Shares                                        261,150    75,128,157                     75,389,307
Issuance of Preferred Shares                     4,375,000                    (192,950)                     4,182,050
Stock options exercised                                              526       115,194                        115,720
Shares issued through employee
  401(k) plan                                                         47        13,473                         13,520
                                ------------   -----------    ----------  ------------  ------------     ------------
Balance March 31, 1996          $105,375,000   $44,375,000    $2,158,617  $366,907,026  $(40,122,928)    $478,692,715
                                ============   ===========    ==========  ============  ============     ============

6.       REVOLVING CREDIT FACILITIES:

         In May 1995, the Company obtained a three year $150 million unsecured revolving credit facility from a syndicate of financial institutions for which the First National Bank of Chicago and the First National Bank of Boston serve as agents (the "Unsecured Credit Facility"). Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread, currently at 1.5%, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Unsecured Credit Facility is used to finance the acquisition of shopping centers, to provide working capital and general corporate purposes. The Unsecured Credit Facility replaced a $150 million secured facility. At March 31, 1996 there were no borrowings outstanding.

         In July 1995, the Company entered into a three year $25 million secured revolving credit facility with National City Bank. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread, currently at 1.25%, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. At March 31, 1996 there were no borrowings outstanding.

7.       EXTRAORDINARY CHARGES:

         In January 1995, the Company terminated a $25 million secured revolving credit facility in conjunction with the successful completion of a 2,875,000 common share offering and recognized an extraordinary charge of $0.3 million in the first quarter of 1995 primarily relating to the write-off of unamortized deferred finance costs.

8.       RELATED PARTY TRANSACTIONS

         In April 1995, the Company acquired from a partnership owned by the chairman of the board of directors and an officer of the Company two out parcels and approximately eight acres of land adjacent to the Company's shopping center in Macedonia, Ohio at a purchase price of approximately $3 million. The two out parcels are leased to a restaurant and a video store, and an 81,000 square foot Kohl's Department store has been constructed on the eight acres of land. Management believes that the acquisition of this property was completed on terms at least as favorable to the Company as could have been obtained from an unrelated third party.

         The Company has agreed to acquire, from the affiliates previously referred to, additional land parcels and expansions under development which are located adjacent to properties previously acquired. The Company's purchase price for the remaining parcels and expansion areas has not yet been determined since it is subject to the leasing and/or construction of vacant space and resolution of various other contingencies. The Company believes the ultimate payment for such additional land will approximate $2 million.

9.       STOCK OPTION PLAN

         Effective January 31, 1993, the Company established an incentive and non-qualified stock option plan under which 1,556,903 of the Company's common shares have been reserved for issuance to eligible key employees. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof (or, with respect to options granted to certain shareholders, within five years thereof). As of March 31, 1996, options to purchase shares aggregating 911,788 have been granted to certain eligible employees at the market price per share on the date of grant. Options granted under the plan generally become exercisable one year after the date of grant as to one third of the optioned shares, with the remaining options being exercisable over the following two year period. As of March 31, 1996 options aggregating 532,226 had become exercisable, of which 56,378 shares were exercised as of that date. The option prices range from $22 to $31.25 per share.

         In addition to the stock option plan described above, the Company has granted options for 325,000 shares to its directors and certain officers who are not employees of the Company. Such options were granted at fair market value on the date of grant and are exercisable one year from the date of grant with respect to 25,000 shares and the remaining 300,000 shares become exercisable one year after the date of grant as to one third of the 300,000 shares with the remaining options being exercisable over the following two year period. As of March 31, 1996, options aggregating 158,333 shares had become exercisable, of which 5,000 shares were exercised as of that date. The option prices range from $22 to $26.875 per share.

10.      EARNINGS PER SHARE

         Primary earnings per share for income before extraordinary item applicable to common shareholders and net income applicable to common shareholders was computed by dividing common share dividends paid or declared for the period by the weighted average number of common shares outstanding plus the undistributed income (loss) before extraordinary item or undistributed net income (loss) applicable to common shareholders, as appropriate, divided by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents are excluded from the earnings per share calculation where they would be antidilutive. The weighted average number of shares outstanding utilized in the calculations is 19,704,565 and 18,253,177 for the three month periods ended March 31, 1996 and 1995, respectively.

         Fully diluted earnings per common share were calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares and common share equivalents during the period. Common share equivalents included stock options outstanding. The assumed conversion of the Debentures was antidilutive, and was therefore excluded from the calculation. Common share equivalents for purposes of the fully diluted earnings per share were 143,987 and 100,275 for the three month periods ended March 31, 1996 and 1995, respectively.

         As required by APB Opinion No. 15, supplementary pro forma income per share data has been presented in Note 4.

11.      SUBSEQUENT EVENTS

         On April 29, 1996, the Company's shareholders authorized (i) 1,500,000 Class C Cumulative Preferred Shares, without par value, (ii) 1,500,000 Class D Cumulative Preferred Shares, without par value, (iii) 1,500,000 Class E Cumulative Preferred Shares, without par value and (iv) the reduction of the number of authorized Class A Cumulative Preferred Shares, without par value, Class B Cumulative Preferred Shares, without par value and Noncumulative Preferred Shares, without par value from 3,000,000 to 1,500,000 each.

         On April 29, 1996 the shareholders also approved the Developers Diversified Realty Corporation equity-based award plan under which awards may be granted with respect to an aggregate of not more than 600,000 common shares. The common shares reserved for issuance under this award plan are in addition to the 1,556,903 common shares reserved for issuance under the Company's 1992 share incentive plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

CAPITAL RESOURCES

         In February 1993, the Company completed its initial public offering ("IPO"), pursuant to which the Company issued 9,200,000 common shares at a public offering price of $22 per share and realized net proceeds of approximately $187 million. Completion of the IPO permitted the Company to significantly deleverage its real estate portfolio and facilitated the Company's ability to obtain funds to acquire and develop new shopping centers and expand or improve existing centers.

         Since the IPO, the Company has completed several offerings of its equity (common shares and preferred shares) and unsecured debt aggregating approximately $734 million of net proceeds. The proceeds from the offerings were used (i) to repay indebtedness, (ii) for the acquisition of shopping centers and
(iii) for the development of new shopping centers and expansion of existing shopping centers. Since the IPO, the Company has acquired 51 shopping centers, developed 3 new shopping centers, redeveloped two shopping centers and expanded 18 shopping centers and one business center. As of March 31, 1996 the Company owned 106 shopping centers, including 11 which are owned through joint ventures, seven business centers and 92 parcels of undeveloped land aggregating approximately 268 acres.

         During the first quarter of 1996, the Company completed the sale of an additional 175,000 Depositary Shares representing Class B preferred shares, in conjunction with the exercise of the underwriters' over-allotment option. The Company also issued $53 million of five to seven year senior unsecured fixed rate notes with interest rates ranging from 6.58% to 7.04% through its MTN program. In March 1996 the Company completed an underwritten equity offering in which 2,611,500 common shares were sold at an offering price net of underwriting commissions of $28.95 per share. The aggregate net proceeds from the above transactions were approximately $132 million and were primarily used to retire revolving credit and mortgage debt.

         On November 17, 1995, the Company, in conjunction with certain joint venture partners acquired the Homart Community Center Division of Sears, Roebuck and Co. ("Sears") from an affiliate of General Growth Properties, Inc. The Homart Community Center Division includes ten power centers which will aggregate in excess of four million square feet of Gross Leasable Area ("GLA") located in major metropolitan areas throughout the United States and several outlots and pad sites adjacent to the ten power centers and certain other power centers previously sold by Sears (the "Community Center Properties"). In addition, in connection with the primary transaction, the Company acquired certain rights to acquire several future development sites. Construction of seven of the ten power centers is complete or substantially complete and three of the power centers are currently under construction. Construction of the three centers is expected to be substantially completed by mid 1996. Certain tenants at each of these three centers are currently open for business or will open prior to the completion of construction.

         The Company, or a wholly owned subsidiary of the Company, and its joint venture partners each own a 50% interest in each Community Center Joint Venture. The initial total purchase price of the Community Center Properties aggregated $443.4 million and was funded through $295.6 million of secured indebtedness at the joint venture level, $6.7 million of assumed net liabilities and $141.1 million of cash of which approximately $70.5 million was provided by the Company and approximately $70.5 million was provided by its joint venture partners. In addition, the Company paid cash of approximately $1.1 million relating to the purchase of certain rights to several development sites. The final purchase price for the Community Center Properties will be adjusted to reflect development costs incurred for the period from November 1, 1995 through November 16, 1995. Adjustments will also be made to reflect actual assets and liabilities assumed as of November 16, 1995. The Company's initial cash contribution was financed through proceeds from the issuance of Depositary Shares representing Class A Preferred Shares.

         During 1995, the Company acquired ten additional shopping centers aggregating 1.2 million square feet of Company-owned GLA (gross leasable area owned by the Company) at an aggregate purchase price of approximately $81.6 million. Since the IPO in 1993, in addition to the 10 properties acquired through joint ventures, the Company has directly acquired 41 shopping centers aggregating approximately 7.1 million square feet of Company-owned GLA for an aggregate purchase price of approximately $413.2 million. These acquisitions were financed through borrowings from revolving credit facilities of approximately $319.3 million, debt and liabilities assumed of approximately $85.8 million and equity of $8.1 million.

         At March 31, 1996, the Company's capitalization consisted of $359.1 million of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $161.9 million), $149.8 million of preferred stock and $634.1 million of market equity (market equity is defined as shares outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at March 31, 1996 of $29.375) resulting in a debt to total market capitalization ratio of 0.31 to 1.0. At March 31, 1996 the Company's debt consisted of $340.9 million of fixed-rate debt, and $18.2 million of variable rate debt.

         It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy. Accordingly, the Company maintains a shelf registration statement. As of March 31, 1996, the Company had $85.6 million available under its shelf registration statement.

LIQUIDITY

         The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing revolving credit facilities, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the first three months of 1996 increased to $14.1 million, as compared to $8.8 million in 1995. The increase is attributable to increased cash flow from the Company's acquisitions, developments and new leasing, re-tenanting and expansion of the core portfolio properties.

         An increase in the quarterly dividend per common share from $.54 to $.60 was approved in December 1995 by the Company's Board of Directors. The Company's common share dividend payout ratio for the first quarter of 1996 approximated 88.9% of the actual Funds From Operations.

         Industry analysts generally consider Funds From Operations to be an appropriate measure of the operating performance of an equity REIT. Funds From Operations is defined generally as net income applicable to common shareholders plus depreciation and amortization of real property, nonrecurring and extraordinary charges, less gain on sales of land. Adjustments are also made to reflect the Company's proportionate share of Funds From Operations relating to its joint venture equity interests. Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

         As of March 31, 1996 the Company had cash balances aggregating $18.8 million, $150 million available under its $150 million unsecured revolving credit facility and $25 million available under its $25 million secured revolving credit facility. In addition, the Company had approximately $2.9 million available through construction loans. On March 31, 1996, the Company also had 80 operating properties with $20.0 million or 61.7% of the total revenue for the three month period ended March 31, 1996 which were free of debt or other restrictions, thereby providing a potential collateral base for future borrowings.

RESULTS OF OPERATIONS

         Revenues from Operations

Revenues from operations increased $5.3 million, or 21.3% to $30.6 million for the three month period ended March 31, 1996 from $25.3 million for the same period in 1995. Approximately $0.4 million of the increase in base and percentage and overage revenues is the result of new leasing, re-tenanting and expansion of the properties owned since January 1, 1995 ("Core Portfolio Properties"). The ten shopping centers acquired in 1995 and two new shopping center developments contributed $3.2 million of the increase in base and percentage and overage revenues. The increase in recoveries from tenants of $1.4 million is directly related to the increase in operating and maintenance expenses and real estate taxes and is primarily related to the 1995 shopping center acquisitions and developments. Management fee income and other income increased by approximately $0.4 million which generally relates to an increase in fee income (primarily management and development fees) of approximately $0.8 million primarily associated with the formation of the Community Center Joint Ventures. This increase was offset by a reduction in lease termination income of $0.4 million.

         Expenses from Operations

         Rental operating and maintenance expenses for the three month period ended March 31, 1996 increased $0.7 million, or 32.2% to $3.0 million as compared to $2.3 million for the same period in 1995. An increase of $0.5 million is attributable to the 12 shopping centers acquired and developed in 1995 and $0.2 million in the Core Portfolio Properties primarily attributed to higher snow removal costs in 1996 as compared to 1995.

         Real estate taxes increased $0.7 million, or 24.8%, to $3.4 million for the three month period ended March 31, 1996 as compared to $2.7 million for the same period in 1995. An increase of $0.4 million is related to the acquisition of 12 shopping centers acquired and developed in 1995 and an increase of $0.3 million is related to the Core Portfolio Properties.

         General and administrative expenses increased $0.2 million, or 10.5%, to $1.7 million for the three month period ended March 31, 1996 as compared to $1.5 million in 1995. The increase is attributable to the growth of the Company primarily related to the 1995 acquisitions, expansions and developments.

         Depreciation and amortization expense increased $0.3 million, or 5.8%, to $5.9 million for the three month period ended March 31, 1996 as compared to $5.6 million for the same period in 1995. The increase is primarily attributable to the growth related to the 12 shopping centers acquired and developed in 1995.

         Interest expense increased $0.6 million, or 9.6%, to $7.3 million for the three month period ended March 31, 1996, as compared to $6.7 million for the same period in 1995. An increase in interest expense of $0.3 million for the three month period ended March 31, 1996 is attributable to the debt assumed in conjunction with the Company's acquisitions in 1995. An increase of $0.6 million and $0.4 million is related to the Company's public debt issues and revolving credit facilities, respectively. The aforementioned increases were offset by an increase in the capitalization of interest costs aggregating $0.2 million relating to development projects, and a decrease of $0.5 million which relates to principal amortization and retirement of mortgage debt relating to the Core Portfolio Properties.

         Equity in net income of joint ventures increased $2.1 million, to $2.0 million for the three month period ended March 31, 1996 as compared to a net loss of $0.1 million in 1995. The increase is attributable to the formation of the Community Center Joint Ventures during the fourth quarter of 1995 which contributed $2.1 million of equity in net income of joint ventures.

         The extraordinary item which aggregated $0.2 million during the three month period ended March 31, 1995, primarily relates to the write-off of deferred financing costs and prepayment penalties associated with debt (including a $25 million secured revolving credit facility which was scheduled to mature in May 1995) which was repaid from proceeds of the January 1995, 2,875,000 common share offering.

Net Income

Net income increased $5.0 million to $11.2 million for the three month period ended March 31, 1996, as compared to net income of $6.2 million for the same period in 1995. The increase in net income of $5.0 million is primarily attributable to the increased net operating revenues (total revenues less operating and maintenance, real estate taxes, rent and general and administrative expense) aggregating $3.8 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, and the 12 shopping centers acquired and developed in 1995. An increase of $2.1 million relates to the formation of the Community Center Joint Ventures and an increase of $0.3 million relates to a decrease in extraordinary charges. The increase in net operating revenues and equity income from joint ventures and reduction in extraordinary charges was offset by increases in depreciation and interest expense of $0.3 million and $0.6 million, respectively, and a decrease in gains on sales of land of $0.1 million.

INFLATION

         Substantially all of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less then ten years, which permits the Company to seek increased rents upon re-rental at market rates. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

         At March 31, 1996, approximately 94.9% of the Company's debt (not including joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 5.36 years and a weighted average interest rate of approximately 8.05%. The remainder of the Company's debt bears interest at variable rates, with a weighted average maturity of approximately 3.1 years and a weighted average interest rate of approximately 6.6%. As of March 31, 1996 the Company's Community Center Joint Ventures had variable rate debt aggregating approximately $309.9 million in the form of bridge loans which may be converted to long-term fixed rate debt through securitizations. Accordingly, the Company's overall interest expense would be adversely impacted in an inflationary period in the event that interest rates rise during such a period. Moreover, the Company intends to utilize variable rate indebtedness available under its revolving credit facilities to initially fund future acquisitions of shopping centers. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that in no event would increases in interest expenses as a result of inflation significantly impact the Company's distributable cash flow.

         In December 1994, the Company entered into a one-year $39.0 million swap agreement with a major financial institution as a hedge against increasing interest rates associated with the Company's $100 million Floating Rate Senior Notes, which terminated in conjunction with the repayment of the notes in December 1995. The Community Center Joint Ventures have entered into swap agreements with major financial institutions as a hedge against increasing interest rates associated with the joint ventures' proposed upcoming securitizations. The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may increase or decrease its swap position based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes. Accordingly, the cost of obtaining such protection agreements in relation to the Company's access to capital markets will continue to be evaluated.

ECONOMIC CONDITIONS

         Many regions of the United States, including regions in which the Company owns property, have experienced varying degrees of economic recession. A continuation of the economic recession, or further adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The shopping centers are typically anchored by discount department stores (usually Wal-Mart, Kmart or J.C. Penney), supermarkets, and drug stores which usually offer day-to-day necessities, rather than high-priced luxury items.

         Since these merchants typically perform better in an economic recession than those who market high priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

         During 1995 and 1996, certain national and regional retailers experienced financial difficulties and several have filed for protection under bankruptcy laws. No significant bankruptcies have occurred through May 8, 1996 with regard to the Company's portfolio of tenants.

Base rental revenues from Wal-Mart and Kmart represented 10.6% and 6.3%, respectively, of the Company's aggregate base rental revenues, including revenues from joint venture properties, for the three month period ended March 31, 1996. The Company could be adversely affected in the event of the bankruptcy or insolvency of Wal-Mart or Kmart, or a significant downturn in the business of Wal-Mart or Kmart. In addition, the Company would be adversely affected in the event that either Wal-Mart or Kmart does not renew its leases as they expire.

         During 1995, Kmart closed three of its stores leased from the Company, all in communities in which Kmart has constructed new larger stores. Kmart closed its store in the Company's Chillicothe, Ohio shopping center effective January 1, 1995, and the Company entered into a new lease with Lowe's. During the first and second quarters of 1995, Kmart closed its stores in the Company's Stone Mountain, Georgia and Melbourne, Florida shopping centers. In addition, during the first quarter of 1995, Kmart closed two anchor stores it owns in the Company's shopping centers (comprising 137,000 square feet of tenant-owned GLA.) Kmart had informed the Company that it was intending to close its Westlake, Ohio store, in order to construct a new larger store; however, that decision was reversed by Kmart which has since indicated that it will keep the existing store open. Wal-Mart has informed the Company that it intends to construct new, larger stores in the Martinsville and Winchester, Virginia communities. As a result, Wal-Mart intends to close its existing stores leased from the Company at its centers in each location. The Company and Wal-Mart or Kmart, as the case may be, are actively pursuing potential substitute tenants. Until the Company consummates leases with other new tenants or the current leases with Kmart and Wal-Mart expire or are terminated by the Company, Kmart and Wal-Mart will continue to be responsible for their obligations under their leases. The Company does not believe that the closing of the above mentioned Kmart and Wal-Mart stores will have an adverse financial effect on the Company. The Company could also be adversely affected in the event of a downturn in the business of the other major tenants. However, as of March 31, 1996, the Company received no more than 3.0% of its shopping center base rental revenues, including revenues from joint venture properties, from any other single tenant.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company is not presently involved in any material litigation nor, to its knowledge, is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business and which is expected to be covered by the Company's liability insurance.

ITEM 2.  MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

         None

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER EVENTS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits -

         11.1     Earnings per Share

          27       (a)   Financial Data Schedule

b)       Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DEVELOPERS DIVERSIFIED REALTY CORPORATION



       May 13, 1996                /s/ Scott A. Wolstein
- - ----------------------------       ---------------------------------------------
           (Date)                  Scott A. Wolstein, President and
                                   Chief Executive Officer


        May 13, 1996               /s/ William H. Schafer
- - ----------------------------       ---------------------------------------------
           (Date)                  William H. Schafer, Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)