Form 10-Q
period 1996-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 1996-08-14
CIK 894315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________
Commission file number     1-11690
                       ---------------------------------------------------

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                            34-1723097
      --------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S.  Employer
incorporation or organization)                          Identification No.)

               34555 Chagrin Boulevard Moreland Hills, Ohio 44022
      --------------------------------------------------------------------
               (Address of principal executive offices - zip code)

                                 (216) 247-4700
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)


      --------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

               21,596,456 shares outstanding as of August 12, 1996
               ----------                          ---------------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995.

Condensed Consolidated Statements of Operations for the Three Month Periods ended June 30, 1996 and 1995.

Condensed Consolidated Statements of Operations for the Six Month Periods ended June 30, 1996 and 1995.

Condensed Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 1996 and 1995.

Notes to Condensed Consolidated Financial Statements.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                       June 30,      December 31,
ASSETS                                                   1996            1995
                                                    -------------    -------------
Real estate rental property:
   Land                                             $ 120,114,843    $ 109,325,006
   Land under development                              16,896,903       18,440,812
   Buildings                                          701,109,702      688,122,876
   Fixtures and tenant improvements                    14,140,692       13,677,643
   Construction in progress                            34,717,608       18,806,999
                                                    -------------    -------------
                                                      886,979,748      848,373,336
    Less accumulated depreciation                    (130,381,026)    (120,040,503)
                                                    -------------    -------------
    Real estate, net                                  756,598,722      728,332,833

    Cash and cash equivalents                           5,142,823           12,100
    Advances to and investments in joint ventures      91,884,031       83,190,388
    Other assets                                       20,698,728       18,524,208
                                                    -------------    -------------
                                                    $ 874,324,304    $ 830,059,529
                                                    =============    =============





              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                  CONDENSED CONSOLIDATED BALANCE SHEETS (CON'T)
                                   (UNAUDITED)

                                                                                    June 30,       December 31,
                                                                                      1996             1995
                                                                                 -------------    -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
    Fixed rate senior notes                                                      $ 156,762,058    $ 103,731,362
    Revolving credit facilities                                                             --       65,000,000
    Subordinated convertible debentures                                             60,000,000       60,000,000
                                                                                 -------------    -------------
                                                                                   216,762,058      228,731,362
                                                                                 -------------    -------------
Mortgage indebtedness:
    Revolving credit facilities                                                     23,500,000       22,500,000
    Banks and other financial institutions                                         108,459,503      139,643,352
    Construction loans                                                              17,775,000       14,851,074
                                                                                 -------------    -------------
                                                                                   149,734,503      176,994,426
                                                                                 -------------    -------------
                  Total indebtedness                                               366,496,561      405,725,788

Accounts payable and accrued expenses                                               16,437,312       17,530,130
Dividend payable                                                                    12,955,783               --
Other liabilities                                                                    2,965,260        2,642,148
                                                                                 -------------    -------------
                                                                                   398,854,916      425,898,066
                                                                                 -------------    -------------
Commitments and contingencies
Shareholders' equity:
   Class A - 9.5% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 421,500 shares issued and outstanding at June 30, 1996 and
       December 31, 1995                                                           105,375,000      105,375,000
   Class B - 9.44% cumulative redeemable preferred shares, without par value, $250 liquidation value; 1,500,000 shares authorized; 177,500 and 160,000 shares issued and outstanding at June 30,
       1996 and December 31, 1995, respectively                                     44,375,000       40,000,000
   Class C - Cumulative redeemable preferred shares, without par
       value; 1,500,000 shares authorized; none issued                                      --               --
   Class D - Cumulative redeemable preferred shares without par
       value; 1,500,000 shares authorized; none issued                                      --               --
   Class E - Cumulative redeemable preferred shares, without par
       value; 1,500,000 shares authorized; none issued                                      --               --
   Non-cumulative redeemable preferred shares, without par
       value; 1,500,000 shares authorized; none issued                                      --               --
   Common shares, without par value, $.10 stated value; 50,000,000 shares authorized; 21,593,106 and 18,968,943 shares issued and outstanding at
       June 30, 1996 and December 31, 1995, respectively                             2,159,311        1,896,894
    Paid-in-capital                                                                367,084,984      291,843,152
    Accumulated dividends in excess of net income                                  (43,524,907)     (34,953,583)
                                                                                 -------------    -------------
                                                                                   475,469,388      404,161,463
                                                                                 -------------    -------------
                                                                                 $ 874,324,304    $ 830,059,529
                                                                                 =============    =============






              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTH PERIOD ENDED JUNE 30,
                                   (UNAUDITED)

                                                      1996           1995
                                                  -----------   ------------
Revenues from operations:
     Minimum rents                                $23,037,039   $ 20,574,846
     Percentage and overage rents                     430,498        362,360
     Recoveries from tenants                        5,575,231      4,585,080
     Management fee income                            636,207        114,216
     Other                                          2,225,333        676,246
                                                  -----------   ------------
                                                   31,904,308     26,312,748
                                                  -----------   ------------
Rental operation expenses:
     Operating and maintenance                      2,686,761      1,997,110
     Real estate taxes and rent                     3,362,394      2,932,386
     General and administrative                     2,003,258      1,706,461
     Depreciation and amortization                  5,973,897      5,302,623
                                                  -----------   ------------
                                                   14,026,310     11,938,580
                                                  -----------   ------------
Interest expense                                    6,636,224      7,402,765
                                                  -----------   ------------
Income before equity in net income (loss)
   of joint ventures, gain on sales of land and
   developments and extraordinary item             11,241,774      6,971,403

Equity in net income (loss) of joint ventures       1,861,935        (60,579)
Gain on sale of land, net                                  --        205,988
                                                  -----------   ------------
Income before extraordinary item                   13,103,709      7,116,812

Extraordinary item - extinguishment of debt                --     (3,305,558)
                                                  -----------   ------------
Net income                                        $13,103,709   $  3,811,254
                                                  ===========   ============

Net income applicable to common shareholders      $ 9,553,803   $  3,811,254
                                                  ===========   ============

Per share data:
Earnings per common share - primary
   Income before extraordinary item               $       .44   $        .38
   Extraordinary item                                      --           (.18)
                                                  -----------   ------------
   Net income                                     $       .44   $        .20
                                                  ===========   ============

Earnings per common share - fully diluted
  Income before extraordinary item                $       .44   $        .37
  Extraordinary item                                       --           (.17)
                                                  -----------   ------------
  Net income                                      $       .44   $        .20
                                                  ===========   ============

Dividends declared                                $       .60   $        .54
                                                  ===========   ============




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                   (UNAUDITED)

                                                    1996           1995
                                                -----------   ------------
Revenues from operations:
     Minimum rents                              $45,719,623   $ 39,814,864
     Percentage and overage rents                 1,184,706        988,773
     Recoveries from tenants                     11,318,857      8,891,963
     Management fee income                        1,145,016        220,071
     Other                                        3,170,798      1,662,317
                                                -----------   ------------
                                                 62,539,000     51,577,988
                                                -----------   ------------
Rental operation expenses:
     Operating and maintenance                    5,723,974      4,294,452
     Real estate taxes and rent                   6,775,735      5,673,754
     General and administrative                   3,736,206      3,275,293
     Depreciation and amortization               11,878,502     10,883,930
                                                -----------   ------------
                                                 28,114,417     24,127,429
                                                -----------   ------------
Interest expense                                 13,979,230     14,102,791
                                                -----------   ------------
Income before equity in net income (loss)
   of joint ventures, gain on sales of land
   and developments and extraordinary item       20,445,353     13,347,768

Equity in net income (loss) of joint ventures     3,874,173        (98,645)
Gain on sale of land, net                                --        299,666
                                                -----------   ------------
Income before extraordinary item                 24,319,526     13,548,789

Extraordinary item - extinguishment of debt              --     (3,556,875)
                                                -----------   ------------
Net income                                      $24,319,526   $  9,991,914
                                                ===========   ============

Net income applicable to common shareholders    $17,219,714   $  9,991,914
                                                ===========   ============

Per share data:
Earnings per common share - primary
   Income before extraordinary item             $       .83   $        .73
   Extraordinary item                                    --           (.19)
                                                -----------   ------------
   Net income                                   $       .83   $        .54
                                                ===========   ============

Earnings per common share - fully diluted
  Income before extraordinary item              $       .83   $        .72
  Extraordinary item                                     --           (.19)
                                                -----------   ------------
  Net income                                    $       .83   $        .53
                                                ===========   ============

Dividends declared                              $      1.20   $       1.08
                                                ===========   ============










              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                   (UNAUDITED)

                                                                      1996            1995
                                                                  ------------    ------------
Net cash flow provided by operating activities                    $ 30,024,585    $ 23,419,103
                                                                  ------------    ------------

Cash flow provided by (used for) investing activities:
    Real estate developed or acquired                              (39,582,648)    (59,729,536)
    (Advances to) repayments from  joint ventures, net              (6,546,214)        181,164
    Proceeds from sale of land                                       1,141,741       1,797,088
                                                                  ------------    ------------
Net cash flow used for investing activities                        (44,987,121)    (57,751,284)
                                                                  ------------    ------------

Cash flow provided by (used for) financing activities:
   Repayment of revolving credit facilities, net                   (64,185,000)    (88,638,586)
   Repayment of Floating Rate Senior Notes                                  --     (10,000,000)
   Proceeds from (repayment of) construction loans                   2,923,926     (11,594,926)
   Proceeds from issuance of Medium Term Notes, net of
       underwriting commissions and $406,000 of offering
       expenses paid                                                52,594,000              --
   Payment of deferred finance costs                                        --      (2,080,000)
   Principal payments on rental property debt                      (31,183,849)     (8,173,277)
   Proceeds from issuance of Fixed Rate Senior Notes, net of
       underwriting commissions and discounts and $400,000 of
       offering expenses paid                                               --      98,543,000
   Proceeds from issuance of common shares, net of
       underwriting commissions and $300,000 and $400,000
       of offering expenses paid in 1996 and 1995, respectively     75,389,307      76,506,250
   Proceeds from issuance of Class B preferred shares, net of underwriting commissions and $200,000 of offering
       expenses paid                                                 4,182,050              --
   Proceeds from issuance of common shares in conjunction
       with exercise of stock options, the Company's 401(k)
       plan and dividend  reinvestment plan                            307,892         219,140
   Dividends paid                                                  (19,935,067)    (20,476,817)
                                                                  ------------    ------------
Net cash flow provided by financing activities                      20,093,259      34,304,784
                                                                  ------------    ------------
Increase (decrease) in cash and cash equivalents                     5,130,723         (27,397)
Cash and cash equivalents, beginning of period                          12,100         919,040
                                                                  ------------    ------------

Cash and cash equivalents, end of period                          $  5,142,823    $    891,643
                                                                  ============    ============

Supplemental disclosure of non cash investing and financing activities:

For the six month period ended June 30, 1996, included in accounts payable was approximately $1.6 million relating to construction in progress and $13.0 million of dividends declared which did not require the use of cash.

In conjunction with the acquisitions of certain shopping centers, the Company assumed mortgage debt of approximately $15.7 million and other liabilities of approximately $0.4 million for the six month period ended June 30, 1995. In addition, included in accounts payable was approximately $1.8 million relating to construction in progress which did not require the use of cash.


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

2.       FORMATION OF THE COMPANY, PUBLIC OFFERINGS AND BASIS OF PRESENTATION

         Developers Diversified Realty Corporation (the "Company" or "DDRC") was incorporated in the State of Ohio on November 20, 1992 by issuance of 1,000 common shares (for cash proceeds of $1,000) to the principal partners/shareholders of Developers Diversified Group ("DDG-Predecessor") for the purpose of continuing the shopping center, business center and management company operations then being conducted by DDG-Predecessor.

         On February 9, 1993, the Company sold 9,200,000 common shares in an Initial Public Offering ("IPO"), and received net proceeds of $188.7 million. The net proceeds from the IPO were primarily used to repay mortgage indebtedness and acquire the partnership interests associated with certain shopping center and business center properties, held by unrelated third parties.

         The acquisition of the properties acquired by the Company prior to the IPO and merger of Developers Diversified Management, Inc. were recorded by the Company at the historical cost reflected in the DDG-Predecessor financial statements, since these transactions were conducted with entities deemed to be related parties.

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

Debt Offerings:

In August 1994, the Company issued $60 million of 7% coupon subordinated convertible debentures ("Debentures") which mature in August 1999. The Debentures are non-callable and convertible into common shares any time prior to maturity at a conversion price of $33-3/8 per share. In December 1994, the Company issued $100 million of Floating Rate Senior Notes which were repaid at their stated maturity, in December 1995. In May 1995, the Company issued $100 million of Fixed Rate Senior Notes at a discount to 99.963% with a coupon interest rate of 7-5/8% due in May 2000. In November and December 1995, the Company issued, through its Medium Term Note ("MTN") program, an aggregate of $4 million of Senior Fixed Rate Notes at interest rates of 7.15% and 7.28% and maturities of seven and ten years, respectively. In the first quarter of 1996, the Company issued $53 million of MTN's. These MTN's have terms ranging from five to seven years with interest at rates ranging from 6.58% to 7.04%. The aggregate net proceeds of approximately $312 million from the above debt offerings were primarily used to retire variable rate indebtedness.

Preferred Share Offerings:

In November and December 1995, the Company sold 4,215,000 depositary shares representing 9.5% Class A Cumulative Redeemable Preferred Shares at $25 per depositary share. In December 1995, the Company sold 1,600,000 depositary shares representing 9.44% Class B Cumulative Redeemable Preferred Shares at $25 per depositary share. An additional 175,000 of Class B depositary shares were sold in January 1996, in conjunction with the exercise of the underwriters' over-allotment option. Both the Class A and Class B depositary shares represent 1/10 of an underlying share of the respective class of preferred stock. The Class A and Class B depositary shares are not redeemable by the Company, except in certain circumstances relating to the preservation of the Company's status as a Real Estate Investment Trust (REIT), prior to November 15, 2000 and December 26, 2000, respectively. The aggregate net proceeds of approximately $144 million were used in part to fund the Company's equity investment relating to the acquisition of the Community Center Properties (Note 3) and to retire variable rate indebtedness, primarily the Floating Rate Senior Notes.

New Accounting Standards:

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", in the first quarter of 1996. This statement requires, when events or changes in circumstances suggest that the carrying value of an asset or group of assets is not recoverable, that the Company measure its long lived assets for impairment utilizing undiscounted cash flows. This statement also sets forth the measurement criteria for assets to be sold or disposed of and requires the resultant assets to be carried at the lower of cost or fair market value. The effect of the adoption is not significant.

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

3. EQUITY INVESTMENTS IN JOINT VENTURES:

The Company's equity investments in joint ventures at June 30, 1996 were comprised of a 50% joint venture interest in four joint ventures ("Community Center Joint Ventures"), formed in November 1995 in conjunction with the acquisition of the Homart Community Center Division of Sears, Roebuck and Co. ("Sears"), as described in the following paragraph and a 50% joint venture interest in a limited partnership that owns a 411,977 square foot shopping center located in Martinsville, Virginia.

On November 17, 1995, the Company, through the Community Center Joint Venture, acquired the Homart Community Center Division of Sears, from an affiliate of General Growth Properties, Inc. General Growth Properties, Inc. had contracted to purchase the Homart Community Center Division as part of its acquisition of Homart Development Co., a subsidiary of Sears. The Homart Community Center Division includes ten power centers, aggregating in excess of four million square feet of Gross Leasable Area ("GLA"), located in major metropolitan areas throughout the United States as well as several outlots and pad sites adjacent to the ten power centers and certain other power centers previously sold by Sears (the "Community Center Properties"). In addition, in connection with the primary transaction previously described, the Company acquired certain rights to acquire several future development sites (in which its joint venture partners may have certain rights to participate). Construction of eight of the ten power centers is complete or substantially complete and two of the power centers are currently under construction. The total purchase price for the Community Center Properties aggregated approximately $448.7 million and was funded through approximately $300 million of secured indebtedness at the joint venture level, $6.7 million of assumed net liabilities and $142 million of cash of which one-half each was provided by the Company and its joint venture partners. In addition, the Company paid cash of approximately $1.3 million relating to the purchase of certain rights to potential future development sites. The Company's initial cash contribution was made available through proceeds from the issuance of the 9.5% Class A depositary shares (Note 2). Construction of the two centers is expected to be substantially complete by the first quarter of 1997. Certain tenants at each of these two centers are currently open for business (or open prior to the completion of construction). In addition to owning a 50% interest in each Community Center Joint Venture, the Company manages the Community Center Properties and related developments pursuant to management and development agreements with each of the Community Center Joint Ventures.

Included in 1996 management fee income for the six month period ended June 30, 1996, is approximately $929,000 of fees earned from the Company's Joint Venture interests. Other income for the six month period ended June 30, 1996 includes $467,352 of development fee income from the Community Center Joint Ventures.

Summarized combined financial information of the Company's joint venture investments is summarized as follows:

                                        June 30,             December 31,
Combined Balance Sheets                   1996                   1995
                                      ------------           ------------
   Real estate, net                   $492,197,781           $473,913,981
   Other assets                         26,035,854             18,606,231
                                      ------------           ------------
                                      $518,233,635           $492,520,212
                                      ============           ============

   Mortgage debt                      $327,389,674           $317,142,199
   Amounts payable to DDRC               9,205,740              9,173,195
   Other liabilities                    17,761,268             16,927,381
                                      ------------           ------------
                                       354,356,682            343,242,775
   Accumulated equity                  163,876,953            149,277,437
                                      ------------           ------------
                                      $518,233,635           $492,520,212
                                      ============           ============

                                         Three Month Period            Six Month Period
                                           Ended June 30,               Ended June 30,
Combined Statements of Operations       1996           1995           1996          1995
                                    -----------   ------------    -----------   -----------
   Revenues from operations         $14,923,802   $    816,305    $29,521,241   $ 1,654,422
                                    -----------   ------------    -----------   -----------

   Rental operation expenses          4,137,858        205,958      7,917,972       389,410
   Depreciation and amortization
     expense                          2,100,208        202,568      4,206,505       403,319
   Interest expense                   4,961,859        528,937      9,648,417     1,058,982
                                    -----------   ------------    -----------   -----------
                                     11,199,925        937,463     21,772,894     1,851,711
                                    -----------   ------------    -----------   -----------
   Net income (loss)                $ 3,723,877   $   (121,158)   $ 7,748,347   $  (197,289)
                                    ===========   ============    ===========   ===========

         The Company has guaranteed $25 million of joint venture indebtedness and related interest associated with certain mortgage debt.

4.       PRO FORMA FINANCIAL INFORMATION

         The following unaudited supplemental pro forma operating data is presented for the six months ended June 30, 1996 as if each of the following transactions had occurred on January 1, 1996: (i) the sale by the Company of 175,000 depositary shares representing 9.44% Class B Cumulative Redeemable Preferred Shares in January 1996, (ii) the completion of the sale by the Company of $53 million of Medium Term Notes during the first quarter of 1996 and (iii) the sale by the Company of 2,611,500 Common Shares in March 1996. Pro forma operating data is presented for the six months ended June 30, 1995, as if each of the following transactions had occurred on January 1, 1995: (i) the acquisition by the Company of all properties acquired by the Company in 1995,
(ii) the formation of the Community Center Joint Ventures and the related acquisition of the Community Center Properties, (iii) the completion of the sale by the Company of 2,875,000 Common Shares in January 1995, (iv) the completion of the sale by the Company of the $100 million 7-5/8% Fixed Rate Senior Notes in May 1995, (v) the sale by the Company of 4,215,000 depositary shares representing 9.5% Class A

Cumulative Redeemable Preferred Shares in November and December 1995 and 1,775,000 depositary shares representing 9.44% Class B Cumulative Redeemable Preferred Shares in December 1995 and January 1996 (vi) the completion of the sale by the Company of $57 million of Medium Term Notes during the fourth quarter of 1995 and the first quarter of 1996 and (vii) the completion of the sale by the Company of 2,611,500 common shares in March 1996.

                                            Six Month Period Ended June 30,
                                            -------------------------------
                                           (in thousands, except per share)
                                                   1996        1995
                                                 --------    --------
Revenues:
   Revenues from rental property                 $ 58,223    $ 52,846
   Management fees and other                        4,316       2,469
                                                 --------    --------
                                                   62,539      55,315
                                                 --------    --------
Expenses:
   Rental operation expenses                       12,500      11,016
   General and administrative                       3,736       3,475
   Depreciation and amortization                   11,879      11,510
   Interest                                        12,947       8,269
                                                 --------    --------
                                                   41,062      34,270
                                                 --------    --------
                                                   21,477      21,045
Equity in net income of joint ventures              3,874       1,758
Gain on sale of land                                   --         300
                                                 --------    --------
Income before extraordinary item                   25,351      23,103
Less preferred dividends                           (7,100)     (7,100)
                                                 --------    --------
Income before extraordinary item applicable to
  common shareholders                            $ 18,251    $ 16,003
                                                 ========    ========

Per share data:
    Income before extraordinary item - primary   $    .85    $    .74
                                                 ========    ========

Pro forma weighted average shares
  outstanding (in thousands)                       21,586      21,570
                                                 ========    ========

The 1995 pro forma information above does not include revenues and expenses for the following properties acquired by the Company in 1995 located in Orangeburg, South Carolina; Anderson, South Carolina; Columbia, South Carolina; and Huntsville, Alabama and with regard to the acquisition of the Community Center Properties, the shopping centers located in Durham, North Carolina; Marietta, Georgia; Independence, Missouri; Atlanta, Georgia; and Phase II of Framingham, Massachusetts are not reflected in the 1995 pro forma information prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful.

5.       SHAREHOLDERS' EQUITY:

         The following table summarizes the changes in shareholders' equity since December 31, 1995:

                                     Class A 9.5%   Class B 9.44%
                                     Cumulative       Cumulative
                                      Redeemable      Redeemable
                                      Preferred       Preferred                                Accumulated
                                     Shares ($250    Shares ($250                              Dividends in
                                      Liquidation    Liquidation     Common        Paid-in      Excess of
                                         Value)         Value)       Shares        Capital      Net Income       Total
                                     ------------    -----------   -----------   ------------  ------------   ------------
Balance December 31, 1995            $105,375,000    $40,000,000    $1,896,894   $291,843,152  $(34,953,583)  $404,161,463
Net income                                                                                       24,319,526     24,319,526
Dividends declared -
  Preferred Shares                                                                               (6,983,373)    (6,983,373)
Dividends declared -
  Common Shares                                                                                 (25,907,477)   (25,907,477)
Issuance of Common Shares                                              261,150     75,128,157                   75,389,307
Issuance of Preferred Shares                           4,375,000                     (192,950)                   4,182,050
Stock options exercised                                                    941        211,922                      212,863
Shares issued through employee
  401(k) plan                                                               88         26,206                       26,294
Shares issued through Dividend
  Reinvestment Plan                                                        238         68,497                       68,735
                                     ------------    -----------   -----------   ------------  ------------   ------------
Balance June 30, 1996                $105,375,000    $44,375,000   $ 2,159,311   $367,084,984  $(43,524,907)  $475,469,388
                                     ============    ===========   ===========   ============  ============   ============

6.       REVOLVING CREDIT FACILITIES:

         In May 1995, the Company obtained a three year $150 million unsecured revolving credit facility from a syndicate of financial institutions for which the First National Bank of Chicago and the First National Bank of Boston serve as agents (the "Unsecured Credit Facility"). Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread, currently at 1.25%, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. In June 1996, the Company renegotiated the terms of this facility to extend the agreement one year, to May 1999, reduce the specified spread over LIBOR and reduce the unused commitment fees. The Unsecured Credit Facility is used to finance the acquisition of shopping centers, to provide working capital and general corporate purposes. The Unsecured Credit Facility replaced a $150 million secured facility. At June 30, 1996, there were no borrowings outstanding.

         In July 1995, the Company entered into a three year $25 million secured revolving credit facility with National City Bank. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread, currently at 1.25%, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. At June 30, 1996, $23.5 million was outstanding under this facility.

7.         EXTRAORDINARY CHARGES:

         In January 1995, the Company terminated a $25 million secured revolving credit facility in conjunction with the successful completion of a 2,875,000 common share offering and recognized an extraordinary charge of $0.3 million in the first quarter of 1995 primarily relating to the write-off of unamortized deferred finance costs.

         In the second quarter of 1995, the Company terminated a $150 million secured revolving credit facility with Nomura Asset Capital Corporation. As a result, the Company recognized a non-cash extraordinary charge of $3.3 million relating to the unamortized deferred finance costs written off.

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

9.       STOCK OPTION PLAN AND EQUITY-BASED AWARD PLAN

         Effective January 31, 1993, the Company established an incentive and non-qualified stock option plan under which 1,556,903 of the Company's common shares have been reserved for issuance to eligible key employees. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof (or, with respect to options granted to certain shareholders, within five years thereof). As of June 30, 1996, options to purchase shares aggregating 905,371 have been granted to certain eligible employees at the market price per share on the date of grant. Options granted under the plan generally become exercisable one year after the date of grant as to one third of the optioned shares, with the remaining options being exercisable over the following two year period. As of June 30, 1996 options aggregating 557,476 had become exercisable, of which 25,027 shares were exercised as of that date. The option prices range from $22 to $31.25 per share.

         In addition to the stock option plan described above, the Company has granted options for 325,000 shares to its directors and certain officers who are not employees of the Company. Such options were granted at fair market value on the date of grant and are exercisable one year from the date of grant with respect to 25,000 shares and the remaining 300,000 shares become exercisable one year after the date of grant as to one third of the 300,000 shares with the remaining options being exercisable over the following two year period. As of June 30, 1996, options aggregating 125,000 shares had become exercisable, of which 5,000 shares were exercised as of that date. The option prices range from $22 to $26.875 per share.

         In addition, in April 1996, the shareholders approved an equity-based award Plan which provides for the grant to key employees of the Company of options to purchase Common Shares of the Company, rights to receive the appreciation in value of Common Shares, awards of Common Shares subject to restrictions on transfer, awards of Common Shares issuable in the future upon satisfaction of certain conditions, rights to purchase Common Shares, and other awards based on Common Shares. Under the terms of the Award Plan, Awards may be granted with respect to an aggregate of not more than 600,000 Common Shares. As of June 30, 1996 no awards have been made under this plan.

10.      EARNINGS PER SHARE

         Primary earnings per share for income before extraordinary item applicable to common shareholders and net income applicable to common shareholders was computed by dividing common share dividends paid or declared for the period by the weighted average number of common shares outstanding plus the undistributed income (loss) before extraordinary item or undistributed net income (loss) applicable to common shareholders, as appropriate, divided by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents are excluded from the earnings per share calculation where they would be antidilutive. The weighted average number of shares outstanding utilized in the calculations is 20,647,638 and 18,608,698 for the six month periods ended June 30, 1996 and 1995, respectively and 21,590,710 and 18,960,071 for the three month periods ended June 30, 1996 and 1995, respectively.

         Fully diluted earnings per common share were calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares and common share equivalents during the period. Common share equivalents included stock options outstanding. The assumed conversion of the Debentures was antidilutive, and was therefore excluded from the calculation. Common share equivalents for purposes of the fully diluted earnings per share were 219,190 and 116,821 for the six month periods ended June 30, 1996 and 1995, respectively and 220,135 and 118,245 for the three month periods ended June 30, 1996 and 1995, respectively.

         As required by APB Opinion No. 15, supplementary pro forma income per share data has been presented in Note 4.

11.      SUBSEQUENT EVENTS

         On July 2, 1996 the Company acquired four shopping centers located in Phoenix, AZ; Highland, IN; Minneapolis, MN and Fort Worth, TX with a total of 946,628 square feet of Company owned gross leasable area. The purchase price for these centers aggregated approximately $80.1 million of which $76 million was funded from revolving credit facilities.

The following represents pro forma balance sheet information reflecting the shopping centers purchased.

                                       Company      Pro Forma   Company
                                      Historical   Adjustments Pro Forma
                                      ----------------------------------
Assets:
    Real estate, net                  $ 756,599    $  80,100   $ 836,699
    Cash and cash equivalents             5,143       (2,500)      2,643
    Other assets                         20,698                   20,698
    Investment in and advances to
      joint ventures                     91,883                   91,883
                                      ---------    ---------   ---------
         Total Assets                   874,324     $77, 600   $ 951,924
                                      =========    =========   =========

Liabilities:
     Indebtedness:
       Senior notes                   $ 156,762                $ 156,762
       Convertible debentures            60,000                   60,000
       Revolving credit agreements       23,500    $  76,000      99,500
       Construction loans                17,775                   17,775
       Mortgages payable                108,460                  108,460
                                      ---------    ---------   ---------
             Total indebtedness         366,497       76,000     442,497
       Dividends payable                 12,956                   12,956
       Other Liabilities                 19,402        1,600      21,002
                                      ---------    ---------   ---------
            Total Liabilities           398,855       77,600     476,455
                                      ---------    ---------   ---------
Shareholders' equity:
     Class A. Preferred Shares          105,375                  105,375
     Class B Preferred Shares            44,375                   44,375
     Non-cumulative preferred
        shares                               --                       --
     Common shares                        2,159                    2,159
     Paid-in-capital                    367,085                  367,085

    Accumulated dividends in excess
        of net income                   (43,525)                 (43,525)
                                      ---------    ---------   ---------
                                        475,469                  475,469
                                      ---------    ---------   ---------
         Total Liabilities and
            Shareholders' Equity      $ 874,324    $  77,600   $ 951,924
                                      =========    =========   =========


The 1996 pro forma information does not include any revenues and expenses for the properties purchased because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for these centers either does not exist or would not be meaningful.

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

         From the IPO through December 31, 1995, the Company completed several offerings of its equity (common shares and preferred shares) and unsecured debt aggregating approximately $734 million of net proceeds. The proceeds from the offerings were used (i) to repay indebtedness, (ii) for the acquisition of shopping centers and (iii) for the development of new shopping centers and expansion of existing shopping centers.

         During the first six months of 1996, the Company completed the sale of an additional 175,000 Depositary Shares representing Class B preferred shares, in conjunction with the exercise of the underwriters' over-allotment option. The Company also issued $53 million of five to seven year senior unsecured fixed rate notes with interest rates ranging from 6.58% to 7.04% through its MTN program. In March 1996 the Company completed an underwritten equity offering in which 2,611,500 common shares were sold at an offering price, net of underwriting commissions, of $28.95 per share. The aggregate net proceeds from the above transactions were approximately $132 million and were primarily used to retire revolving credit and mortgage debt of $101.9 million and $30.1 million, respectively. In addition, in June 1996, the Company extended its $150 million unsecured revolving credit facility for an additional year to May 1999 and reduced the stated interest rate by 25 basis points.

         On July 2, 1996 the Company acquired four shopping centers at an aggregate purchase price of $80.1 million of which $76 million was provided from revolving credit facilities and the balance was funded with cash and liabilities assumed.

         Since the IPO, the Company has acquired 55 shopping centers including those owned through joint ventures, developed 3 new shopping centers, redeveloped two shopping centers and expanded 12 shopping centers and one business center. As of July 2, 1996 the Company owned 110 shopping centers, including 11 which are owned through joint ventures, seven business centers and 91 parcels of undeveloped land aggregating approximately 266 acres.

         On November 17, 1995, the Company, in conjunction with certain joint venture partners acquired the Homart Community Center Division of Sears, Roebuck and Co. ("Sears") from an affiliate of General Growth Properties, Inc. The Homart Community Center Division includes ten power centers which will aggregate in excess of four million square feet of Gross Leasable Area ("GLA") located in major metropolitan areas throughout the United States and several outlots and pad sites adjacent to the ten power centers and certain other power centers previously sold by Sears (the "Community Center Properties"). In addition, in connection with the primary transaction, the Company acquired certain rights to acquire several future development sites. Construction of eight of the ten power centers is complete or substantially complete and two of the power centers are currently under construction.

Construction of the two centers is expected to be substantially completed by the first quarter of 1997. Certain tenants at each of these two centers are currently open for business or will open prior to the completion of construction.

         The Company, or a wholly owned subsidiary of the Company, and its joint venture partners each own a 50% interest in each Community Center Joint Venture. The total purchase price of the Community Center Properties aggregated $448.7 million and was funded through $300 million of secured indebtedness at the joint venture level, $6.7 million of assumed net liabilities and $142 million of cash of which approximately $71 million was provided by the Company and approximately $71 million was provided by its joint venture partners. In addition, the Company paid cash of approximately $1.3 million relating to the purchase of certain rights to several development sites. The Company's cash contribution was financed through proceeds from the issuance of Depositary Shares representing Class A Preferred Shares.

         During 1995, the Company acquired ten additional shopping centers aggregating 1.2 million square feet of Company-owned GLA (gross leasable area owned by the Company) at an aggregate purchase price of approximately $81.6 million. Since the IPO in 1993 through July 2, 1996, in addition to the 10 properties acquired through joint ventures, the Company has acquired 45 shopping centers aggregating approximately 8.0 million square feet of Company-owned GLA for an aggregate purchase price of approximately $493.3 million. These acquisitions were financed through cash and borrowings from revolving credit facilities of approximately $397.8 million, debt and liabilities assumed of approximately $87.4 million and equity of $8.1 million.

         At June 30, 1996, the Company's capitalization consisted of $366.5 million of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $163.7 million), $149.8 million of preferred stock and $688.3 million of market equity (market equity is defined as common shares outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at June 30, 1996, of $31.875) resulting in a debt to total market capitalization ratio of 0.30 to 1.0. At June 30, 1996, the Company's debt consisted of $322.0 million of fixed-rate debt, and $44.5 million of variable rate debt.

         It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy. In June 1996, the Company filed a shelf registration statement with the securities and Exchange Commission under which $400 million of debt securities, preferred shares or common shares may be issued.

LIQUIDITY

         The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing revolving credit facilities, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the first six months of 1996 increased to $30.0 million, as compared to $23.4 million in 1995. The increase is attributable to increased cash flow from the Company's acquisitions, developments and new leasing, re-tenanting and expansion of the properties owned since January 1, 1995 ("Core Portfolio Properties").

         An increase in the quarterly dividend per common share from $.54 to $.60 was approved in December 1995 by the Company's Board of Directors. The Company's common share dividend payout ratio for the first two quarters of 1996 approximated 83.3% of the actual Funds From Operations.

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

         As of June 30, 1996 the Company had cash balances aggregating $5.1 million, $150 million available under its $150 million unsecured revolving credit facility and $1.5 million available under its $25 million secured revolving credit facility. On June 30, 1996, the Company also had 82 operating properties with $42.8 million or 64.6 % of the total revenue for the six month period ended June 30, 1996 which were unencumbered thereby providing a potential collateral base for future borrowings.

RESULTS OF OPERATIONS

         Revenues from Operations

         Revenues from operations increased $5.6 million, or 21.3% to $31.9 million for the three month period ended June 30, 1996 from $26.3 million for the same period in 1995. Similarly, revenues from operations increased $10.9 million, or 21.3% to 62.5 million for the six month period ended June 30, 1996 as compared to $51.6 million for the six month period ended June 30, 1995. Approximately $1.1 million of the increase in base and percentage and overage revenues is the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties. The ten shopping centers acquired in 1995 and two new shopping center developments contributed $4.8 million of the increase in base and percentage and overage revenues. Included in the rental revenues for the six month period ended June 30, 1996 is approximately $0.2 million of revenue resulting from the recognition of straight line rents primarily associated with the recent acquisitions and developments. The increase in recoveries from tenants of $2.4 million is directly related to the increase in operating and maintenance expenses and real estate taxes and is primarily related to the 1995 shopping center acquisitions and developments. Management fee income and other income increased by approximately $2.4 million which generally relates to an increase in fee income (primarily management and development fees) of approximately $1.5 million primarily associated with the formation of the Community Center Joint Ventures and an increase in lease termination income of $0.9 million.

         Expenses from Operations

         Rental operating and maintenance expenses for the three month period ended June 30, 1996 increased $0.7 million, or 34.5% to $2.7 million as compared to $2.0 million for the same period in 1995. Rental operating and maintenance expenses for the six month period ended June 30, 1996 increased $1.4 million, or 33.3% to $5.7 million as compared to $4.3 million for the same period in 1995. An increase of $1.0 million is attributable to the 12 shopping centers acquired and developed in

1995 and $0.4 million in the Core Portfolio Properties primarily attributed to higher snow removal costs in 1996 as compared to 1995.

         Real estate taxes increased $0.4 million, or 14.7%, to $3.3 million for the three month period ended June 30, 1996 as compared to $2.9 million for the same period in 1995. Real estate taxes increased $1.1 million, or 19.4% to $6.8 million for the six month period ended June 30, 1996 as compared to $5.7 million for the same period in 1995. An increase of $0.6 million is related to the 12 shopping centers acquired and developed in 1995 and an increase of $0.5 million is related to the Core Portfolio Properties.

         General and administrative expenses increased $0.3 million, or 17.4%, to $2.0 million for the three month period ended June 30, 1996 as compared to $1.7 million in 1995. General and administrative expenses increased $0.4 million, or 14.1% to $3.7 million for the six month period ended June 30, 1996, as compared to $3.3 million for the same period in 1995. The increase is attributable to the growth of the Company primarily related to the 1995 acquisitions, expansions and developments.

         Depreciation and amortization expense increased $0.7 million, or 12.7%, to $6.0 million for the three month period ended June 30, 1996 as compared to $5.3 million for the same period in 1995. Depreciation and amortization expense increased $1.0 million, or 9.1% to $11.9 million for the six month period ended June 30, 1996 as compared to $10.9 million for the same period in 1995. The increase is primarily attributable to the growth related to the 12 shopping centers acquired and developed in 1995.

         Interest expense decreased $0.8 million, or 10.4%, to $6.6 million for the three month period ended June 30, 1996, as compared to $7.4 million for the same period in 1995. Interest expense decreased $0.1 million, or 0.9% to $14.0 million for the six month period ended June 30, 1996 as compared to $14.1 million for the same period in 1995. The overall decrease in interest expense for the three and six month periods ended June 30, 1996 as compared to the same periods in 1995 are primarily related to the issuance of the Class A and Class B preferred shares in November and December 1995 which resulted in net proceeds of $144.2 million of which approximately $71 million was used to fund the Company's initial capital contribution to the Community Center Joint Ventures. The balance was used to repay variable rate indebtedness. In addition, in March 1996, the Company issued an additional 2.6 million common shares which resulted in net proceeds of approximately $75.4 million which were used to repay indebtedness. The weighted average debt outstanding during the six month period ended June 30, 1996 and related weighted average interest rate was $378.7 million and 8.2%, respectively, compared to $ 363.6 million and 8.3%, respectively, for the same period in 1995. Interest costs capitalized, in conjunction with development and expansion projects, were $1.0 million and $1.6 million for the three and six month periods ended June 30, 1996, respectively, as compared to $0.6 million and $1.1 million for the same periods in 1995.

         Equity in net income of joint ventures increased $1.9 million to $1.8 million for the three month period ended June 30, 1996 as compared to a net loss of $0.1 million in 1995. Equity in net income of joint ventures increased $4.0 million to $3.9 million for the six month period ended June 30, 1996 as compared to a net loss of $0.1 million for the same period in 1995. The increase is attributable to the formation of the Community Center Joint Ventures during the fourth quarter of 1995 which contributed $4.0 million of equity in net income of joint ventures for the six month period ended June 30, 1996.

         The extraordinary item, which aggregated $3.6 million during the six month period ended June 30, 1995, is related to the write-off of deferred finance costs, aggregating $3.3 million, associated with the termination of the Company's $150 million secured revolving credit facility which was replaced with a $150 million unsecured revolving credit facility. In addition, the Company terminated a $25 million secured revolving credit facility in January 1995, in conjunction with a 2,875,000 common share offering. The termination of this facility also resulted in an extraordinary charge of $0.3 million primarily related to the write-off of unamortized deferred finance costs.

Net Income

         Net income increased $9.3 million to $13.1 million for the three month period ended June 30, 1996, as compared to net income of $3.8 million for the same period in 1995. Net income increased $14.3 million to $24.3 million for the six month period ended June 30, 1996 as compared to $10.0 million for the same period in 1995. The increase in net income of $14.3 million is primarily attributable to the increased net operating revenues (total revenues less operating and maintenance, real estate taxes, rent and general and administrative expense) aggregating $8.0 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, and the 12 shopping centers acquired and developed in 1995. An increase of $4.0 million relates to the formation of the Community Center Joint Ventures and an increase of $3.5 million relates to a decrease in extraordinary charges. The increase in net operating revenues and equity income from joint ventures and reduction in extraordinary charges was offset by an increase in depreciation of $1.0 million and decreases in gain on sales of land and interest expense of $0.3 million and $0.1 million, respectively.

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

         At June 30, 1996, approximately 87.9% of the Company's debt (not including joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 5.3 years and a weighted average interest rate of approximately 8.0%. The remainder of the Company's debt bears interest at variable rates, with a weighted average maturity of approximately 2.3 years and a weighted average interest rate of approximately 6.7%. As of June 30, 1996 the Company's Community Center Joint Ventures had variable rate debt aggregating approximately $313.6 million in the form of bridge loans which may be converted to long-term fixed rate debt through securitizations. Accordingly, the Company's overall interest expense would be adversely impacted in an inflationary period in the event that interest rates rise during such a period. Moreover, the Company intends to utilize variable rate indebtedness available under its revolving credit facilities to initially fund future acquisitions of shopping centers. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that in no event would increases in interest expenses as a result of inflation significantly impact the Company's distributable cash flow.

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

         During 1995 and 1996, certain national and regional retailers experienced financial difficulties and several have filed for protection under bankruptcy laws. Although the Company has experienced an increase in the number of tenants filing for protection under bankruptcy laws, no significant bankruptcies have occurred through August 12, 1996 with regard to the Company's portfolio of tenants.

         Base rental revenues from Wal-Mart and Kmart represented 10.5% and 7.0%, respectively, of the Company's aggregate base rental revenues, including revenues from joint venture properties, for the six month period ended June 30, 1996. The Company could be adversely affected in the event of the bankruptcy or insolvency of Wal-Mart or Kmart, or a significant downturn in the business of Wal-Mart or Kmart. In addition, the Company would be adversely affected in the event that either Wal-Mart or Kmart does not renew its leases as they expire.

         During 1995, Kmart closed three of its stores leased from the Company, all in communities in which Kmart has constructed new larger stores. Kmart closed its store in the Company's Chillicothe, Ohio shopping center effective January 1, 1995, and the Company entered into a new lease with Lowe's. During the first and second quarters of 1995, Kmart closed its stores in the Company's Stone Mountain, Georgia and Melbourne, Florida shopping centers. In addition, during the first quarter of 1995, Kmart closed two anchor stores it owns in the Company's shopping centers (comprising 137,000 square feet of tenant-owned GLA). The Company and Kmart are actively pursuing potential substitute tenants. Until the Company consummates leases with other new tenants or the current leases with Kmart expire or are terminated by the Company, Kmart will continue to be responsible for their obligations under their leases.

Wal-Mart has constructed new, larger stores in the Martinsville and Winchester, Virginia communities. As a result, Wal-Mart closed its existing stores leased from the Company at its centers in each location.

The Company agreed to terminate the leases with Wal-Mart at each center as the Company has entered into leases or letters of intent with a variety of tenants, relating to the former Wal-Mart space, at higher rents which are scheduled to commence in the fourth quarter of 1996 and first quarter of 1997.

         The Company does not believe that the closing of the above mentioned Kmart and Wal-Mart stores will have an adverse financial effect on the Company. The Company could also be adversely affected in the event of a downturn in the business of the other major tenants. However, as of June 30, 1996, the Company received no more than 2.5% of its shopping center base rental revenues, including revenues from joint venture properties, from any other single tenant. At June 30, 1996 and 1995, the Company's shopping center occupancy rate was 94.4% and 96.7%, respectively. During the past six month's the Company has experienced an unprecedented amount of retenanting activity. The Company has entered into leases or letters of intent with tenants aggregating in excess of 375,000 square feet of vacant space which includes the above mentioned Wal-Mart space.

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

         None

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 29, 1996, the Company held its Annual Meeting of Shareholders. The matters presented to the shareholders for a vote and the vote on such matters were as follows:

         a)       Election of Directors to serve until next annual meeting of
                  Shareholders:

                                               For                          Against
                                            ----------                    ----------
         Bert L. Wolstein                   17,143,093                      634,581
         Scott A. Wolstein                  17,653,396                      124,278
         James A. Schoff                    17,653,296                      124,378
         Walter H. Teninga                  17,654,516                      123,158
         William N. Hulett, III             17,650,345                      127,329
         Ethan Penner                       15,107,564                    2,670,110
         Albert T. Adams                    15,107,665                    2,670,009

         b) Proposal to approve the Developers Diversified Realty Corporation Equity- Based Award Plan.

                                                                                         Broker
             For                     Against                     Abstain                Non-votes
         ----------                 ---------                    -------                ---------
         16,653,631                 1,014,570                     94,912                 14,562

         c) Proposal to approve a reclassification of the outstanding authorized preferred shares of the Company.

                                                                                         Broker
             For                     Against                     Abstain                Non-votes
         ----------                 ---------                    -------                ---------
         11,354,920                 2,965,642                     368,698                3,088,414

         No other matters were submitted to the shareholders for a vote.

ITEM 5.   OTHER EVENTS

         None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits -

         11.1     Earnings per Share

         27       (a)   Financial Data Schedule

b)       Reports on Form 8-K


         Date of Report                     Items Reported
         --------------                     --------------
         May 31, 1996                       Item 5.  Other Events
                                            Item 7.  Financial Statements, Pro Forma
                                                     Financial Information and Exhibits

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DEVELOPERS DIVERSIFIED REALTY CORPORATION



       August  13, 1996              /s/ Scott A. Wolstein
- -----------------------------        -------------------------------------------
           (Date)                    Scott A. Wolstein, President and
                                     Chief Executive Officer


        August 13, 1996              /s/ William H. Schafer
- -----------------------------        -------------------------------------------
           (Date)                    William H. Schafer, Chief Financial Officer
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)