Form 10-Q
period 1996-09-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 1996-11-14
CIK 894315

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  Form 10-Q


[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                      OR


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________
Commission file number     1-11690
                       ------------------------------------------------

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Ohio                                   34-1723097
-------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S.  Employer
incorporation or organization)                 Identification No.)

               34555 Chagrin Boulevard Moreland Hills, Ohio 44022
-------------------------------------------------------------------------------
               (Address of principal executive offices - zip code)

                                (216) 247-4700
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
                     ------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

             21,631,953 shares outstanding as of November 11, 1996
             ----------                          -----------------

                                    PART I
                            FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995.

Condensed Consolidated Statements of Operations for the Three Month Periods ended September 30, 1996 and 1995.

Condensed Consolidated Statements of Operations for the Nine Month Periods ended September 30, 1996 and 1995.

Condensed Consolidated Statements of Cash Flows for the Nine Month Periods ended September 30, 1996 and 1995.

Notes to Condensed Consolidated Financial Statements.

                  DEVELOPERS DIVERSIFIED REALTY CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                September 30,     December 31,
                                                   1996             1995
                                                -------------    -------------
ASSETS
Real estate rental property:
   Land                                         $ 121,277,639    $ 109,325,006
   Land under development                          22,970,077       18,440,812
   Buildings                                      765,726,507      688,122,876
   Fixtures and tenant improvements                14,304,760       13,677,643
   Construction in progress                        36,057,948       18,806,999
                                                -------------    -------------
                                                  960,336,931      848,373,336
    Less accumulated depreciation                (135,685,969)    (120,040,503)
                                                -------------    -------------
    Real estate, net                              824,650,962      728,332,833

Cash and cash equivalents                             543,327           12,100
Advances to and investments in joint ventures      98,122,558       83,190,388
Other assets                                       22,448,912       18,524,208
                                                -------------    -------------
                                                $ 945,765,759    $ 830,059,529
                                                =============    =============


































             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  DEVELOPERS DIVERSIFIED REALTY CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS CONTINUED
                                 (UNAUDITED)

                                                                                September 30,     December 31,
                                                                                     1996             1995
                                                                                -------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
    Fixed rate senior notes                                                      $ 195,477,406    $ 103,731,362
    Revolving credit facilities                                                     86,000,000       65,000,000
    Subordinated convertible debentures                                             60,000,000       60,000,000
                                                                                 -------------    -------------
                                                                                   341,477,406      228,731,362
                                                                                 -------------    -------------
Mortgage indebtedness:
    Revolving credit facilities                                                             --       22,500,000
    Banks and other financial institutions                                         107,929,162      139,643,352
    Construction loans                                                                      --       14,851,074
                                                                                 -------------    -------------
                                                                                   107,929,162      176,994,426
                                                                                 -------------    -------------
                  Total indebtedness                                               449,406,568      405,725,788

Accounts payable and accrued expenses                                               18,891,015       17,530,130
Other liabilities                                                                    5,190,410        2,642,148
                                                                                 -------------    -------------
                                                                                   473,487,993      425,898,066
                                                                                 -------------    -------------
Commitments and contingencies
Shareholders' equity:
   Class A - 9.5% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 421,500 shares issued and outstanding at September 30, 1996
       and December 31, 1995                                                       105,375,000      105,375,000
   Class B - 9.44% cumulative redeemable preferred shares, without par value, $250 liquidation value; 1,500,000 shares authorized;
       177,500 and 160,000 shares issued and outstanding at September
       30, 1996 and December 31, 1995, respectively                                 44,375,000       40,000,000
   Class C - Cumulative redeemable preferred shares, without par
       value; 1,500,000 shares authorized; none issued                                      --               --
   Class D - Cumulative redeemable preferred shares without par
       value; 1,500,000 shares authorized; none issued                                      --               --
   Class E - Cumulative redeemable preferred shares, without par
       value; 1,500,000 shares authorized; none issued                                      --               --
   Non-cumulative redeemable preferred shares, without par
       value; 1,500,000 shares authorized; none issued                                      --               --
   Common shares, without par value, $.10 stated value; 50,000,000 shares authorized; 21,627,677 and 18,968,943 shares issued and outstanding at
        September 30, 1996 and December 31, 1995, respectively                       2,162,768        1,896,894
   Paid-in-capital                                                                 368,089,317      291,843,152
   Accumulated dividends in excess of net income                                   (47,109,319)     (34,953,583)
                                                                                 -------------    -------------
                                                                                   472,892,766      404,161,463
   Less: Unearned compensation - restricted stock                                     (615,000)              --
                                                                                 -------------    -------------
                                                                                   472,277,766      404,161,463
                                                                                 -------------    -------------
                                                                                 $ 945,765,759    $ 830,059,529
                                                                                 =============    =============





             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  DEVELOPERS DIVERSIFIED REALTY CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30,
                                 (UNAUDITED)

                                                   1996           1995
                                                -----------   ------------
Revenues from operations:
     Minimum rents                              $25,281,060   $ 21,077,731
     Percentage and overage rents                   317,296        351,218
     Recoveries from tenants                      6,365,724      4,990,046
     Management fee income                          599,381        118,362
     Other                                        1,971,122        702,063
                                                -----------   ------------
                                                 34,534,583     27,239,420
                                                -----------   ------------
Rental operation expenses:
     Operating and maintenance                    3,024,784      2,409,937
     Real estate taxes and rent                   3,929,348      3,219,265
     General and administrative                   2,275,623      1,584,468
     Depreciation and amortization                6,574,424      5,394,074
                                                -----------   ------------
                                                 15,804,179     12,607,744
                                                -----------   ------------
Interest expense                                  7,942,508      7,409,945
                                                -----------   ------------
Income before equity in net income (loss)
   of joint ventures                             10,787,896      7,221,731

Equity in net income (loss) of joint ventures     2,138,678        (95,914)
                                                -----------   ------------

Net income                                      $12,926,574   $  7,125,817
                                                ===========   ============

Net income applicable to common shareholders    $ 9,376,667   $  7,125,817
                                                ===========   ============

Per share data:
Earnings per common share - primary
   Income before extraordinary item             $       .43   $        .38
   Extraordinary item                                    --             --
                                                -----------   ------------
   Net income                                   $       .43   $        .38
                                                ===========   ============

Earnings per common share - fully diluted
  Income before extraordinary item              $       .43   $        .37
Extraordinary item                                       --             --
                                                -----------   ------------
  Net income                                    $       .43   $        .37
                                                ===========   ============

Dividends declared                              $       .60   $        .54
                                                ===========   ============













             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  DEVELOPERS DIVERSIFIED REALTY CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                 (UNAUDITED)

                                                   1996           1995
                                                -----------   ------------
Revenues from operations:
     Minimum rents                              $71,000,683   $ 60,892,595
     Percentage and overage rents                 1,502,002      1,339,991
     Recoveries from tenants                     17,684,581     13,882,009
     Management fee income                        1,744,397        338,433
     Other                                        5,141,920      2,364,380
                                                -----------   ------------
                                                 97,073,583     78,817,408
                                                -----------   ------------
Rental operation expenses:
     Operating and maintenance                    8,748,758      6,704,389
     Real estate taxes and rent                  10,705,083      8,893,019
     General and administrative                   6,011,829      4,859,761
     Depreciation and amortization               18,452,926     16,278,004
                                                -----------   ------------
                                                 43,918,596     36,735,173
                                                -----------   ------------
Interest expense                                 21,921,738     21,512,736
                                                -----------   ------------
Income before equity in net income (loss)
   of joint ventures, gain on sales of land
   and developments and extraordinary item       31,233,249     20,569,499

Equity in net income (loss) of joint ventures     6,012,851       (194,559)
Gain on sale of land, net                                --        299,666
                                                -----------   ------------
Income before extraordinary item                 37,246,100     20,674,606

Extraordinary item - extinguishment of debt              --     (3,556,875)
                                                -----------   ------------

Net income                                      $37,246,100   $ 17,117,731
                                                ===========   ============

Net income applicable to common shareholders    $26,596,381   $ 17,117,731
                                                ===========   ============

Per share data:
Earnings per common share - primary
   Income before extraordinary item             $      1.27   $       1.10
   Extraordinary item                                    --           (.19)
                                                -----------   ------------
   Net income                                   $      1.27   $       0.91
                                                ===========   ============

Earnings per common share - fully diluted
  Income before extraordinary item              $      1.25   $       1.09
  Extraordinary item                                     --           (.18)
                                                -----------   ------------
  Net income                                    $      1.25   $       0.91
                                                ===========   ============

Dividends declared                              $      1.80   $       1.62
                                                ===========   ============









             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  DEVELOPERS DIVERSIFIED REALTY CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                 (UNAUDITED)

                                                                         1996            1995
                                                                    -------------    ------------
Net cash flow provided by operating activities                      $  53,082,020    $ 40,182,290
                                                                    -------------    ------------

Cash flow provided by (used for) investing activities:
    Real estate developed or acquired                                (156,317,856)    (99,746,035)
    (Advances to) repayments from  joint ventures, net                 (7,543,262)        230,933
    Proceeds from sale of land                                          1,246,843       1,797,088
                                                                    -------------    ------------
Net cash flow used for investing activities                          (162,614,275)    (97,718,014)
                                                                    -------------    ------------

Cash flow provided by (used for) financing activities:
    Proceeds from (Repayment of) revolving credit facilities, net      16,915,000     (64,388,586)
    Repayment of Floating Rate Senior Notes                                    --     (10,000,000)
    Proceeds from (repayment of) construction loans, net                2,923,926         464,361
    Proceeds from issuance of Medium Term Notes, net of
       underwriting commissions and $630,000 of offering
       expenses paid                                                   91,068,543              --
    Payment of deferred finance costs                                          --      (2,225,443)
    Principal payments on rental property debt                        (31,714,190)    (11,823,742)
    Proceeds from issuance of Fixed Rate Senior Notes, net of
       underwriting commissions and discounts and $400,000 of
       offering expenses paid                                                  --      98,543,000
    Proceeds from issuance of common shares, net of
       underwriting commissions and $300,000 and $400,000
       of offering expenses paid in 1996 and 1995, respectively        75,389,307      76,506,250
    Proceeds from issuance of Class B preferred shares, net of underwriting commissions and $200,000 of offering
       expenses paid                                                    4,182,050              --
    Proceeds from issuance of common shares in conjunction
       with exercise of stock options, the Company's 401(k)
       plan, dividend reinvestment plan and restricted stock plan         700,682         270,372
    Dividends paid                                                    (49,401,836)    (30,717,428)
                                                                    -------------    ------------

Net cash flow provided by financing activities                        110,063,482      56,628,784
                                                                    -------------    ------------
Increase (decrease) in cash and cash equivalents                          531,227        (906,940)
Cash and cash equivalents, beginning of period                             12,100         919,040
                                                                    -------------    ------------

Cash and cash equivalents, end of period                            $     543,327    $     12,100
                                                                    =============    ============

Supplemental disclosure of non cash investing and financing activities:

In conjunction with the acquisitions of certain shopping centers, the Company assumed other liabilities of approximately $1.1 million for the nine month period ended September 30, 1996. In addition, in conjunction with the formation of a joint venture, the Company transferred land and buildings with a net book value of $41.6 million and related mortgage debt of $36.4 million creating an equity investment in joint ventures of $5.2 million. The foregoing transactions did not require the use of cash.

In conjunction with the acquisitions of certain shopping centers, the Company assumed mortgage debt of approximately $15.7 million and other liabilities of approximately $0.4 million for the nine month period ended September 30, 1995. In addition, included in accounts payable was approximately $0.2 million relating to construction in progress which did not require the use of cash.

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

2.       FORMATION OF THE COMPANY, PUBLIC OFFERINGS AND BASIS OF
         PRESENTATION

         Developers Diversified Realty Corporation (the "Company" or "DDRC") was incorporated in the State of Ohio on November 20, 1992 by issuance of 1,000 common shares (for cash proceeds of $1,000) to the principal partners/ shareholders of Developers Diversified Group ("DDG-Predecessor") for the purpose of continuing the shopping center, business center and management company operations then being conducted by DDG - Predecessor.

         On February 9, 1993, the Company sold 9,200,000 common shares in an Initial Public Offering ("IPO"), and received net proceeds of $188.7 million. The net proceeds from the IPO were primarily used to repay mortgage indebtedness and acquire the partnership interests associated with certain shopping center and business center properties, held by unrelated third parties.

         The acquisition of the properties acquired by the Company prior to the IPO and merger of Developers Diversified Management, Inc. were recorded by the Company at the historical cost reflected in the DDG - Predecessor financial statements, since these transactions were conducted with entities deemed to be related parties.

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

Debt Offerings:

In August 1994, the Company issued $60 million of 7% coupon subordinated convertible debentures ("Debentures") which mature in August 1999. The Debentures are non-callable and convertible into common shares any time prior to maturity at a conversion price of $33-3/8 per share. In December 1994, the Company issued $100 million of Floating Rate Senior Notes which were repaid at their stated maturity, in December 1995. In May 1995, the Company issued $100 million of Fixed Rate Senior Notes at a discount to 99.963% with a coupon interest rate of 7-5/8% due in May 2000. In November and December 1995, the Company issued, through its Medium Term Note ("MTN") program, an aggregate of $4 million of Senior Fixed Rate Notes at interest rates of 7.15% and 7.28% and maturities of seven and ten years, respectively. In the first quarter of 1996, the Company issued $53 million of MTN's and in the third quarter of 1996, the Company issued $38.7 million of MTN's. These MTN's have terms ranging from five to seven years with interest at rates ranging from 6.58% to 7.42%. The aggregate net proceeds of approximately $351 million from the above debt offerings were primarily used to retire variable rate indebtedness.

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

3. EQUITY INVESTMENTS IN JOINT VENTURES:

The Company's equity investments in joint ventures at September 30, 1996 were comprised of (i) a 50% joint venture interest in several Community Center Joint Ventures, formed in November 1995 in conjunction with the acquisition of the Homart Community Center Division of Sears, Roebuck and Co. ("Sears"), as described in the following paragraph, (ii) a 50% joint venture interest, formed in September 1996, with The Ohio State Teachers Retirement Systems (OSTRS), as described below, and (iii) a 50% joint venture interest in a limited partnership that owns a 411,977 square foot shopping center located in Martinsville, Virginia.

On November 17, 1995, the Company, through the Community Center Joint Ventures, acquired the Homart Community Center Division of Sears, from an affiliate of General Growth Properties, Inc. General Growth Properties, Inc. had contracted to purchase the Homart Community Center Division as part of its acquisition of Homart Development Co., a subsidiary of Sears. The Homart Community Center Division includes ten power centers, aggregating in excess of four million square feet of Gross Leasable Area ("GLA"), located in major metropolitan areas throughout the United States as well as several outlots and pad sites adjacent to the ten power centers and certain other power centers previously sold by Sears (the "Community Center Properties"). In addition, in connection with the primary transaction previously described, the Company acquired certain rights to acquire several future development sites (in which its joint venture partners may have certain rights to participate). Construction of eight of the ten power centers is complete or substantially complete and two of the power centers are currently under construction. The total purchase price for the Community Center Properties aggregated approximately $448.7 million and was funded through approximately $300 million of secured indebtedness at the joint venture level, $6.7 million of assumed net liabilities and $142 million of cash of which one-half each was provided by the Company and its joint venture partners. In addition, the Company paid cash of approximately $1.3 million relating to the purchase of certain rights to potential future development sites. The Company's initial cash contribution was made available through proceeds from the issuance of the 9.5% Class A depositary shares (Note 2). Construction of the two centers under development is expected to be substantially complete by the spring of 1997. Certain tenants at each of these two centers are currently open for business (or are expected to open prior to the completion of construction). In addition to owning a 50% interest in each Community Center Joint Venture, the Company manages the Community Center Properties and related developments pursuant to management and development agreements with each of the Community Center Joint Ventures.

In September 1996, the Company entered into a joint venture with OSTRS. In conjunction with the formation of the joint venture the Company transferred to the joint venture two shopping centers with a net book value of $41.6 million and non recourse mortgage debt aggregating $36.4 million. OSTRS funded an initial cash contribution of $11.4 million which was used to repay a portion of the non- recourse mortgage debt. In addition to owning a 50% interest in the Joint Venture, the Company continues to manage the two properties pursuant to a management agreement.

Included in 1996 management fee income for the nine month period ended September 30, 1996, is approximately $1.5 million of fees earned from the Company's Joint Venture interests. Other income for the nine month period ended September 30, 1996 includes $0.5 million of development fee income from the Community Center Joint Ventures.

Summarized combined financial information of the Company's joint venture investments is summarized as follows:

                                                     September 30,                      December 31,
Combined Balance Sheets                                  1996                                1995
                                                     -------------                      -------------
   Real estate, net                                  $ 545,268,719                      $ 473,913,981
   Other assets                                         16,211,549                         18,606,231
                                                     -------------                      -------------
                                                     $ 561,480,268                      $ 492,520,212
                                                     =============                      =============

   Mortgage debt                                     $ 354,234,731                      $ 317,142,199
   Amounts payable to DDRC                              10,057,158                          9,173,195
   Other liabilities                                    10,398,673                         16,927,381
                                                     -------------                      -------------
                                                       374,690,562                        343,242,775
   Accumulated equity                                  186,789,706                        149,277,437
                                                     -------------                      -------------
                                                     $ 561,480,268                      $ 492,520,212
                                                     =============                      =============


                                                       Three Month Period               Nine Month Period
                                                       Ended September 30,              Ended September 30,
Combined Statements of Operations                      1996          1995              1996             1995
                                                   ------------   -----------      ------------    --------------
   Revenues from operations                        $ 16,114,687   $   754,964      $ 45,635,928     $   2,409,386
                                                   ------------   -----------      ------------     -------------
   Rental operation expenses                          4,240,174       212,318        12,158,146           601,730
   Depreciation and amortization
     expense                                          2,164,178       206,670         6,370,694           609,989
   Interest expense                                   5,432,979       527,804        15,081,386         1,586,786
                                                   ------------   -----------      ------------     -------------
                                                     11,837,331       946,792        33,610,226         2,798,505
                                                   ------------   -----------      ------------     -------------
   Net income (loss)                               $  4,277,356   $  (191,828)     $ 12,025,702     $    (389,119)
                                                   ============   ===========      ============     =============


         The Company has guaranteed $25 million of joint venture indebtedness and related interest associated with certain mortgage debt.

4.  ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

         During the nine month period ended September 30, 1996, the Company completed the acquisition of five shopping centers with an aggregate of approximately 1.1 million Company owned gross leasable square feet (GLA) at an initial aggregate purchase price of approximately $99 million. These properties are summarized as follows:

                                            Year              Date Acquired              Company
                 Location                   Built             By the Company               GLA
         ---------------------------        -----             --------------             -------
         Phoenix, AZ                        1995              July 2, 1996                 329,036
         Minneapolis, MN                    1995              July 2, 1996                 250,269
         Highland, IN                       1995              July 2, 1996                 174,477
         Fort Worth, TX                     1996              July 2, 1996                 175,154
         Portland, OR                       1995              August 23, 1996              136,626
                                                                                         ---------
                                                                                         1,065,562
                                                                                         =========



The operating results of the acquired shopping centers are included in the results of operations of the Company from the date of purchase.

         The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 1996 as if each of the following transactions had occurred on January 1, 1996 (i) the acquisition by the Company of all properties acquired by the Company in 1996; (ii) the sale by the Company of 175,000 depositary shares representing 9.44% Class B Cumulative Redeemable Preferred Shares in January 1996, (iii) the completion of the sale by the Company of $91.7 million of Medium Term Notes during the first and third quarters of 1996 and (iv) the sale by the Company of 2,611,500 Common Shares in March 1996. Pro forma operating data is presented for the nine months ended September 30, 1995, as if each of the following transactions had occurred on January 1, 1995: (i) the acquisition by the Company of all properties acquired by the Company in 1995 and 1996, (ii) the formation of the Community Center Joint Ventures and the related acquisition of the Community Center Properties,
(iii) the completion of the sale by the Company of 2,875,000 Common Shares in January 1995, (iv) the completion of the sale by the Company of the $100 million 7-5/8% Fixed Rate Senior Notes in May 1995, (v) the sale by the Company of 4,215,000 depositary shares representing 9.5% Class A Cumulative Redeemable Preferred Shares in November and December 1995 and 1,775,000 depositary shares representing 9.44% Class B Cumulative Redeemable Preferred Shares in December 1995 and January 1996 (vi) the completion of the sale by the Company of $95.7 million of Medium Term Notes during the fourth quarter of 1995 and the first and third quarters of 1996 and (vii) the completion of the sale by the Company of 2,611,500 common shares in March 1996.


                                                              Nine Month Period Ended September 30,
                                                              -------------------------------------
                                                                (in thousands, except per share)
                                                                1996                         1995
                                                              --------                     --------
Revenues:
   Revenues from rental property                              $ 90,188                     $ 80,496
   Management fees and other                                     6,886                        3,619
                                                              --------                     --------
                                                                97,074                       84,115
                                                              --------                     --------
Expenses:
   Rental operation expenses                                    19,454                       17,127
   General and administrative                                    6,012                        5,210
   Depreciation and amortization                                18,453                       16,094
   Interest                                                     20,890                       14,545
                                                              --------                     --------
                                                                64,809                       52,976
                                                              --------                     --------
                                                                32,265                       31,139
Equity in net income of joint ventures                           6,013                        2,544
Gain on sale of land                                                 -                          300
                                                              --------                     --------
Income before extraordinary item                                38,278                       33,983
Less preferred dividends                                       (10,650)                     (10,650)
                                                              --------                     --------
Income before extraordinary item applicable to
  common shareholders                                         $ 27,628                     $ 23,333
                                                              ========                     ========

Per share data:
    Income before extraordinary item - primary                $   1.28                     $   1.23
                                                              ========                     ========

Pro forma weighted average shares
  outstanding (in thousands)                                    21,597                       18,960
                                                              ========                     ========


         The 1996 and 1995 pro forma information above does not include revenues and expenses for the properties acquired by the Company in 1996 prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful.

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

5.       SHAREHOLDERS' EQUITY:

         The following table summarizes the changes in shareholders' equity since December 31, 1995:

                             Class A 9.5%   Class B 9.44%
                              Cumulative      Cumulative
                              Redeemable     Redeemable
                              Preferred       Preferred                                Accumulated
                             Shares ($250   Shares ($250                               Dividends in
                              Liquidation   Liquidation      Common        Paid-in       Excess of    Restricted
                                Value)         Value)        Shares        Capital      Net Income       Stock           Total
                             ------------   -----------   -----------   ------------   ------------   ------------   ------------
Balance December 31, 1995    $105,375,000   $40,000,000   $1,896,894    $291,843,152   $(34,953,583)  $          -   $404,161,463
Net income                                                                               37,246,100                    37,246,100
 Dividends declared -
  Preferred Shares                                                                      (10,533,280)                  (10,533,280)
 Dividends declared -
  Common Shares                                                                         (38,868,556)                  (38,868,556)
Issuance of Common Shares                                    261,150      75,128,157                                   75,389,307
Issuance of Preferred Shares                  4,375,000                     (192,950)                                   4,182,050
Stock options exercised                                        1,773         410,240                                      412,013
Shares issued through employee
  401(k) plan                                                    130          39,451                                       39,581
Shares issued through Dividend
 Reinvestment Plan                                               321          95,017                                       95,338
Shares issued through restricted
 stock plan                                                    2,500         766,250                      (615,000)       153,750
                             ------------   -----------   ----------    ------------   ------------   ------------   ------------
Balance September 30, 1996   $105,375,000   $44,375,000   $2,162,768    $368,089,317   $(47,109,319)  $   (615,000)  $472,277,766
                             ============   ===========   ==========    ============   ============   ============   ============


6.       REVOLVING CREDIT FACILITIES:

         In May 1995, the Company obtained a three year $150 million unsecured revolving credit facility from a syndicate of financial institutions for which the First National Bank of Chicago and the First National Bank of Boston serve as agents (the "Unsecured Credit Facility"). Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread, currently at 1.25%, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. In June 1996, the Company renegotiated the terms of this facility to extend the agreement one year, to May 1999, reduce the specified spread over LIBOR by 25 basis points and reduce the unused commitment fees. The Unsecured Credit Facility is used to finance the acquisition of shopping centers, to provide working capital and general corporate purposes. The Unsecured Credit Facility replaced a $150 million secured facility. At September 30, 1996, $86 million was outstanding under this facility.

         In July 1995, the Company entered into a three year $25 million secured revolving credit facility with National City Bank. In September 1996, the Company restructured its $25 million secured revolving credit facility with National City Bank. This restructuring resulted in an $18.6 million ten year non recourse mortgage loan, which was transferred into the OSTRS Joint Venture as discussed in

Note 3, and a $10 million unsecured revolving credit facility which matures in November, 1999 and bears interest at variable rates based on the prime rate or LIBOR plus a specified spread, currently at 1.25%, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. This restructuring resulted in the mortgage release of two of the three shopping centers which served as collateral for the $25 million secured revolving credit facility. At September 30, 1996, there was nothing outstanding under this facility.

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

8.       RELATED PARTY TRANSACTIONS

          In April 1995, the Company acquired from a partnership owned by the chairman of the board of directors and an officer of the Company two out parcels and approximately eight acres of land adjacent to the Company's shopping center in Macedonia, Ohio at a purchase price of approximately $3 million. The two out parcels are leased to a restaurant and a video store, and an 81,000 square foot Kohl's Department store was constructed on the eight acres of land. Management believes that the acquisition of this property was completed on terms at least as favorable to the Company as could have been obtained from an unrelated third party.

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

9.       STOCK OPTION PLAN AND EQUITY-BASED AWARD PLAN

         Effective January 31, 1993, the Company established an incentive and non-qualified stock option plan under which 1,556,903 of the Company's common shares have been reserved for issuance to eligible key employees. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof (or, with respect to options granted to certain shareholders, within five years thereof). As of September 30, 1996, options to purchase shares aggregating 1,342,050 have been granted to certain eligible employees at the market price per share on the date of grant. Options granted under the plan generally become exercisable one year after the date of grant as to one third of the optioned shares, with the remaining options being exercisable over the following two year period. As of September 30, 1996 options aggregating 527,556 had become exercisable, of which 33,351 shares were exercised as of that date. The option prices range from $22 to $32.875 per share.

         In addition to the stock option plan described above, the Company has granted options for 445,000 shares to its directors and certain officers who are not employees of the Company. Such options were granted at fair market value on the date of grant and are exercisable one year from the date of grant with respect to 45,000 shares and the remaining 400,000 shares become exercisable one year after the date of grant as to one third of the 400,000 shares with the remaining options being exercisable over the following two year period. As of September 30, 1996, options aggregating 158,333 shares had become exercisable, of which 5,000 shares were exercised as of that date. The option prices range from $22 to $30.75 per share.

         In April 1996, the shareholders approved an equity-based award Plan which provides for the grant to key employees of the Company of options to purchase Common Shares of the Company, rights to receive the appreciation in value of Common Shares, awards of Common Shares subject to restrictions on transfer, awards of Common Shares issuable in the future upon satisfaction of certain conditions, rights to purchase Common Shares and other awards based on Common Shares. Under the terms of the Award Plan, Awards may be granted with respect to an aggregate of not more than 600,000 Common Shares.

         In 1996, the Board of Directors approved, in conjunction with an executive compensation review performed by an outside consulting firm, a grant of 25,000 restricted shares of common stock and 15,000 Participation Units to the Company's Chief Executive Officer. The 25,000 shares of restricted stock will vest in equal annual amounts of 5,000 shares per year through the year 2000. The 15,000 Participation Units will be converted into common shares, ranging from 15,000 common shares to 100,000 common shares, at the end of five years. The actual number of shares issued will be based upon the average total shareholder return during the five year period.

10.      EARNINGS PER SHARE

         Primary earnings per share for income before extraordinary item applicable to common shareholders and net income applicable to common shareholders was computed by dividing common share dividends paid or declared for the period by the weighted average number of common shares outstanding plus the undistributed income (loss) before extraordinary item or undistributed net income (loss) applicable to common shareholders, as appropriate, divided by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents are excluded from the earnings per share calculation where they would be antidilutive. The weighted average number of shares outstanding utilized in the calculations is 20,973,816 and 18,717,652 for the nine month periods ended September 30, 1996 and 1995, respectively and 21,619,082 and 18,963,600 for the three month periods ended September 30, 1996 and 1995, respectively.

         Fully diluted earnings per common share were calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares and common share equivalents during the period. Common share equivalents included stock options outstanding. The assumed conversion of the Debentures was antidilutive, and was therefore excluded from the calculation. Common share equivalents for purposes of the fully diluted earnings per share were 232,006 and 168,426 for the nine month periods ended September 30, 1996 and 1995, respectively and 244,427 and 171,172 for the three month periods ended September 30, 1996 and 1995, respectively. As required by APB Opinion No.
15, supplementary pro forma income per share data has been presented in Note 4.

11.      SUBSEQUENT EVENTS

         In October 1996, the Company issued a $20 million five year Medium Term Note with a coupon interest rate of 7.3%. The proceeds were used to repay variable rate indebtedness.

         In October 1996, the Company formed a joint venture with DD Merriam, L.P., which is advised by DRA Advisors, Inc., relating to the development of a shopping center in Merriam, Kansas. This shopping center development project was one of the development sites acquired in conjunction with the acquisition of the Homart Community Center Division from General Growth Properties, Inc. The joint venture is 50% owned by the Company and 50% owned by DD Merriam, L.P. In addition, to owning a 50% interest in the joint venture, the Company will manage the shopping center and related development pursuant to management and development agreements.

As discussed in Note 6, the Company entered into a $10 million unsecured revolving credit facility with National City Bank which replaced a $25 million secured revolving credit facility.

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

         During the first nine months of 1996, the Company completed the sale of an additional 175,000 Depositary Shares representing Class B preferred shares, in conjunction with the exercise of the underwriters' over-allotment option. The Company also issued $91.7 million of five to seven year senior unsecured fixed rate notes with interest rates ranging from 6.58% to 7.42% through its MTN program. In March 1996, the Company completed an underwritten equity offering in which 2,611,500 common shares were sold at an offering price, net of underwriting commissions, of $28.95 per share. The aggregate net proceeds from the above transactions were approximately $171 million and were primarily used to retire revolving credit and mortgage debt of $140.9 million and $30.1 million, respectively. In addition, in June 1996, the Company extended its $150 million unsecured revolving credit facility for an additional year to May 1999 and reduced the stated interest rate by 25 basis points. During the third quarter of 1996, the Company acquired five shopping centers aggregating 1.1 million square feet of Company owned GLA (gross leasable area owned by the Company) at an aggregate purchase price of approximately $99 million. In September 1996 the Company restructured its $25 million secured revolving credit facility into an $18.6 million non-recourse ten year variable rate mortgage loan secured by one property and also agreed to enter into a $10 million unsecured revolving credit facility. This resulted in the mortgage release of two shopping centers which served as collateral for the secured revolving credit facility. The $18.6 million non-recourse mortgage loan was subsequently transferred to the OSTRS joint venture discussed below.

         In September 1996, the Company entered into a joint venture with OSTRS. In conjunction with the formation of the joint venture the Company transferred to the joint venture two shopping centers with a net book value of $41.6 million and non recourse mortgage debt aggregating $36.4 million. OSTRS funded an initial cash contribution of $11.4 million, which was used to repay a portion of the non-recourse mortgage debt. In addition to owning a 50% interest in the joint venture, the Company continues to manage the two properties pursuant to a management agreement.

         On November 17, 1995, the Company, in conjunction with certain joint venture partners acquired the Homart Community Center Division of Sears, Roebuck and Co. ("Sears") from an affiliate of General Growth Properties, Inc. The Homart Community Center Division includes ten power centers which will aggregate in excess of four million square feet of Gross Leasable Area ("GLA") located in major metropolitan areas throughout the United States and several outlots and pad sites adjacent to the ten power centers and certain other power centers previously sold by Sears (the "Community Center Properties"). In addition, in connection with the primary transaction, the Company acquired certain rights to acquire several future development sites. Construction of eight of the ten power centers is complete or substantially complete and two of the power centers are currently under construction. Construction of the two centers is expected to be substantially completed by the spring of 1997. Certain tenants at each of these two centers are currently open for business or will open prior to the completion of construction.

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

         Since the IPO in 1993, in addition to the 10 properties acquired through joint ventures, the Company has acquired 46 shopping centers aggregating approximately 8.1 million square feet of Company-owned GLA for an aggregate purchase price of approximately $512.2 million. These acquisitions were financed through cash and borrowings from revolving credit facilities of approximately $416.7 million, debt and liabilities assumed of approximately $87.4 million and equity of $8.1 million. As of September 30, 1996 the Company owned 111 shopping centers, including 13 which are owned through joint ventures, seven business centers and 91 parcels of undeveloped land aggregating approximately 266 acres.

         At September 30, 1996, the Company's capitalization consisted of $449.4 million of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $177.1 million), $149.8 million of preferred stock and $694.8 million of market equity (market equity is defined as common shares outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at September 30, 1996, of $32.125) resulting in a debt to total market capitalization ratio of 0.35 to 1.0. At September 30, 1996, the Company's debt consisted of $360.2 million of fixed-rate debt, and $89.2 million of variable rate debt.

         It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy. In June 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission under which $400 million of debt securities, preferred shares or common shares may be issued. At September 30, 1996, $361.3 million was available under its shelf registration statement.

LIQUIDITY

         The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing revolving credit facilities, and the use of project financing as well as other debt and equity alternatives will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the first nine months of 1996 increased to $53.1 million, as compared to $40.2 million in 1995. The increase is attributable to increased cash flow from the Company's acquisitions, developments and new leasing, re-tenanting and expansion of the properties owned since January 1, 1995 ("Core Portfolio Properties").

         An increase in the quarterly dividend per common share from $.54 to $.60 was approved in December 1995 by the Company's Board of Directors. The Company's common share dividend payout ratio for the first three quarters of 1996 approximated 80.8% of the actual Funds From Operations.

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

         As of September 30, 1996 the Company had cash balances aggregating $0.5 million and $64 million available under its $150 million unsecured revolving credit facility. On September 30, 1996, the Company also had 89 operating properties with $70.5 million or 68.5% of the total revenue for the nine month period ended September 30, 1996 which were unencumbered thereby providing a potential collateral base for future borrowings.

RESULTS OF OPERATIONS

         Revenues from Operations

         Revenues from operations increased $7.3 million, or 26.8% to $34.5 million for the three month period ended September 30, 1996 from $27.2 million for the same period in 1995. Similarly, revenues from operations increased $18.3 million, or 23.2% to $97.1 million for the nine month period ended September 30, 1996 as compared to $78.8 million for the nine month period ended September 30, 1995. Approximately $1.8 million of the increase in base and percentage and overage revenues is the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties. The 15 shopping centers acquired in 1995 and 1996 and two new shopping center developments contributed $8.5 million of the increase in base and percentage and overage revenues. Included in the rental revenues for the nine month period ended September 30, 1996 is approximately $0.4 million of revenue resulting from the recognition of straight line rents primarily associated with the recent acquisitions and developments. The increase in recoveries from tenants of $3.8 million is directly related to the increase in operating and maintenance expenses and real estate taxes and is primarily related to the 1995 and 1996 shopping center acquisitions and developments. Management fee income and other income increased by approximately $4.2 million which generally relates to an increase in fee income (primarily management and development fees) of approximately $1.9 million primarily associated with the formation of the Community Center Joint Ventures and an increase in lease termination income of approximately $2.3 million.

         Expenses from Operations

         Rental operating and maintenance expenses for the three month period ended September 30, 1996 increased $0.6 million, or 25.5% to $3.0 million as compared to $2.4 million for the same period in 1995. Rental operating and maintenance expenses for the nine month period ended September 30, 1996 increased $2.0 million, or 30.5% to $8.7 million as compared to $6.7 million for the same period in 1995. An increase of $1.5 million is attributable to the 17 shopping centers acquired and developed in 1995 and 1996 and $0.5 million in the Core Portfolio Properties primarily attributed to higher snow removal costs in 1996 as compared to 1995.

         Real estate taxes increased $0.7 million, or 23.3%, to $3.9 million for the three month period ended September 30, 1996 as compared to $3.2 million for the same period in 1995. Real estate taxes increased $1.8 million, or 20.6% to $10.6 million for the nine month period ended September 30, 1996 as compared to $8.8 million for the same period in 1995. An increase of $1.1 million is related to the 17 shopping centers acquired and developed in 1995 and 1996 and an increase of $0.7 million is related to the Core Portfolio Properties.

         General and administrative expenses increased $0.7 million, or 43.6%, to $2.3 million for the three month period ended September 30, 1996 as compared to $1.6 million in 1995. General and administrative expenses increased $1.1 million, or 23.7% to $6.0 million for the nine month period ended September 30, 1996, as compared to $4.9 million for the same period in 1995. The increase is attributable to the growth of the Company primarily related to the 1995 and 1996 acquisitions, expansions and developments.

         Depreciation and amortization expense increased $1.2 million, or 21.9%, to $6.6 million for the three month period ended September 30, 1996 as compared to $5.4 million for the same period in 1995. Depreciation and amortization expense increased $2.2 million, or 13.4% to $18.5 million for the nine month period ended September 30, 1996 as compared to $16.3 million for the same period in 1995. The increase is primarily attributable to the growth related to the 17 shopping centers acquired and developed in 1995 and 1996.

         Interest expense increased $0.5 million, or 7.2%, to $7.9 million for the three month period ended September 30, 1996, as compared to $7.4 million for the same period in 1995. Interest expense increased $0.4 million, or 1.9% to $21.9 million for the nine month period ended September 30, 1996 as compared to $21.5 million for the same period in 1995. The overall increase in interest expense for the three and nine month periods ended September 30, 1996 as compared to the same periods in 1995 are primarily related to the acquisition and development of shopping centers during 1996. The increase in interest expense relating to the acquisitions and development of shopping centers was offset by the issuance of the Class A and Class B preferred shares in November and December 1995 which resulted in net proceeds of $144.2 million of which approximately $71 million was used to fund the Company's initial capital contribution to the Community Center Joint Ventures. The balance was used to repay variable rate indebtedness. In addition, in March 1996, the Company issued an additional 2.6 million common shares which resulted in net proceeds of approximately $75.4 million which were used to repay indebtedness. The weighted average debt outstanding during the nine month period ended September 30, 1996 and related weighted average interest rate was $397.2 million and 8.3%, respectively, compared to $371.3 million and 8.4%, respectively, for the same period in 1995. Interest costs capitalized, in conjunction with development and expansion projects, were $0.8 million and $2.4 million for the three and nine month periods ended September 30, 1996, respectively, as compared to $0.9 million and $2.0 million for the same periods in 1995.

         Equity in net income of joint ventures increased $2.2 million to $2.1 million for the three month period ended September 30, 1996 as compared to a net loss of $0.1 million in 1995. Equity in net income of joint ventures increased $6.2 million to $6.0 million for the nine month period ended September 30, 1996 as compared to a net loss of $0.2 million for the same period in 1995. The increase is attributable to the formation of the Community Center Joint Ventures during the fourth quarter of 1995 which contributed $6.2 million of equity in net income of joint ventures for the nine month period ended September 30, 1996.

         The extraordinary item, which aggregated $3.6 million during the nine month period ended September 30, 1995, is related to the write-off of deferred finance costs, aggregating $3.3 million, associated with the termination of the Company's $150 million secured revolving credit facility which was replaced with a $150 million unsecured revolving credit facility. In addition, the Company terminated a $25 million secured revolving credit facility in January 1995, in conjunction with a 2,875,000 common share offering. The termination of this facility also resulted in an extraordinary charge of $0.3 million primarily related to the write-off of unamortized deferred finance costs.

Net Income

         Net income increased $5.8 million to $12.9 million for the three month period ended September 30, 1996, as compared to net income of $7.1 million for the same period in 1995. Net income increased $20.1 million to $37.2 million for the nine month period ended September 30, 1996 as compared to $17.1 million for the same period in 1995. The increase in net income of $20.1 million is primarily attributable to the increased net operating revenues (total revenues less operating and maintenance, real estate taxes, rent and general and administrative expense) aggregating $13.2 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, and the 17 shopping centers acquired and developed in 1995 and 1996. An increase of $6.2 million relates to the formation of the Community Center Joint Ventures and an increase of $3.6 million relates to a decrease in extraordinary charges. The increase in net operating revenues and equity income from joint ventures and reduction in extraordinary charges was offset by increases in depreciation and interest expense of $2.2 million and $0.4 million, respectively, and decreases in gain on sales of land of $0.3 million.

INFLATION

         Substantially all of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than ten years, which permits the Company to seek increased rents upon re-rental at market rates. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

         At September 30, 1996, approximately 80.2% of the Company's debt (not including joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 5.1 years and a weighted average interest rate of approximately 7.9%. The remainder of the Company's debt bears interest at variable rates, with a weighted average maturity of approximately 2.9 years and a weighted average interest rate of approximately 6.7%. As of September 30, 1996 the Company's Community Center Joint Ventures had variable rate debt aggregating approximately $315.4 million in the form of bridge loans which may be converted to long-term fixed rate debt through securitizations. Accordingly, the Company's overall interest expense would be adversely impacted in an inflationary period in the event that interest rates rise during such a period. Moreover, the Company intends to utilize variable rate indebtedness available under its revolving credit facilities to initially fund future acquisitions of shopping centers. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that in no event would increases in interest expenses as a result of inflation significantly impact the Company's distributable cash flow.

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

         During 1995 and 1996, certain national and regional retailers experienced financial difficulties and several have filed for protection under bankruptcy laws. Although the Company has experienced an increase in the number of tenants filing for protection under bankruptcy laws, no significant bankruptcies have occurred through November 11, 1996 with regard to the Company's portfolio of tenants.

         Base rental revenues from Wal-Mart and Kmart represented 9.5% and 6.4%, respectively, of the Company's aggregate base rental revenues, including revenues from joint venture properties, for the nine month period ended September 30, 1996. The Company could be adversely affected in the event of the bankruptcy or insolvency of Wal-Mart or Kmart, or a significant downturn in the business of Wal-Mart or Kmart. In addition, the Company would be adversely affected in the event that either Wal-Mart or Kmart does not renew its leases as they expire.

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

         Wal-Mart has constructed new, larger stores in the Martinsville and Winchester, Virginia communities. As a result, Wal-Mart closed its existing stores leased from the Company at its centers in each location. The Company agreed to terminate the leases with Wal-Mart at each center as the Company has entered into leases or letters of intent with a variety of tenants, relating to the former Wal-Mart space, at higher rents which are scheduled to commence in the fourth quarter of 1996 and first half of 1997.

         The Company does not believe that the closing of the above mentioned Kmart and Wal-Mart stores will have an adverse financial effect on the Company. The Company could also be adversely affected in the event of a downturn in the business of the other major tenants. However, as of September 30, 1996, the Company received no more than 3.2% of its shopping center base rental revenues, including revenues from joint venture properties, from any other single tenant.

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

         None

ITEM 5.   OTHER EVENTS

         None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits -

         11.1     Earnings per Share

         27       (a)   Financial Data Schedule

b)       Reports on Form 8-K


         Date of Report          Items Reported
         --------------          --------------
         July 2, 1996            Item 2.  Acquisition or Disposition of Assets
                                 Item 7.  Financial Statements, Pro Forma
                                            Financial Information and Exhibits

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               DEVELOPERS DIVERSIFIED REALTY CORPORATION



  November 13, 1996            /s/  Scott A. Wolstein
---------------------          -----------------------------------
       (Date)                  Scott A. Wolstein, President and
                               Chief Executive Officer


  November 13, 1996            /s/  William H. Schafer
---------------------          -----------------------------------
       (Date)                  William H. Schafer, Chief Financial Officer
                               (Principal Financial Officer and Principal
                               Accounting Officer)