Form 10-K
period 1996-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 1997-03-31
CIK 894315

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                        --------------------------------

                                    FORM 10-K
(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                  to
                              ------------------  ----------------
Commission file number     1-11690
                      ---------------------------------------------

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                                 34-1723097
---------------------------------                          --------------------
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                          Identification No.)


               34555 Chagrin Boulevard Moreland Hills, Ohio 44022
               ---------------------------------------------------
               (Address of principal executive offices - zip code)

                                 (216) 247-4700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered

Common Shares, Without Par Value                     New York Stock Exchange
--------------------------------                     ------------------------
Depositary Shares Representing

Class A Cumulative Redeemable Preferred Shares       New York Stock Exchange
----------------------------------------------       -----------------------
Depositary Shares Representing

Class B Cumulative Redeemable Preferred Shares       New York Stock Exchange
----------------------------------------------       -------------------------


Securities registered pursuant to Section 12(g) of the Act:

                                      None
       ------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X                No
   -----------               ----------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant at March 14, 1997 was $836,860,868.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            25,049,005 common shares outstanding as of March 14, 1997
            ----------

                      DOCUMENTS INCORPORATED BY REFERENCE.

         The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 1997 Annual Meeting of Shareholders.


                                TABLE OF CONTENTS


   Item No.                                                         Report Page
--------------                                                   --------------
                                     PART I

  1.     Business .....................................................      4
  2.     Properties....................................................      9
  3.     Legal Proceedings.............................................     18
  4.     Submission of Matters to a Vote of Security Holders...........     18


                                     PART II


  5.     Market for the Registrant's Common Equity and
          Related Shareholder Matters ..................................     19
  6.     Selected Financial Data........................................     20
  7.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................     22
  8.     Financial Statements and Supplementary Data....................     30
  9.     Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure........................     30

                                    PART III

 10.      Directors and Executive Officers of the Registrant............     31
 11.      Executive Compensation........................................     34
 12.      Security Ownership of Certain Beneficial Owners
            and Management .............................................     34
 13.      Certain Relationships and Related Transactions................     34

                                     PART IV

 14.      Exhibits, Financial Statements, Schedules and
            Reports on Form 8-K.........................................     35

                                     PART I
Item 1.           BUSINESS

         General Development of Business

         Developers Diversified Realty Corporation (the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), was formed in November 1992 by the principals of the affiliates comprising the Developers Diversified Group ("DDG") to continue the business of DDG by acquiring, developing, redeveloping, owning, leasing and managing shopping centers and business centers. The Company completed the initial public offering of its common shares in February 1993 (the "IPO"). Unless otherwise provided, references herein to the Company include Developers Diversified Realty Corporation, its wholly owned subsidiaries and its joint ventures.

         Since the IPO, the Company has acquired 60 shopping center properties, including those owned through joint ventures four of which were acquired in 1997, five of which were acquired in 1996, 20 of which were acquired in 1995, 14 of which were acquired in 1994 and 17 of which were acquired in 1993.

         The Company's executive offices are located at 34555 Chagrin Boulevard, Moreland Hills, Ohio 44022, and its telephone number is (216) 247-4700.

         Financial Information about Industry Segments

         The Company is in the business of managing, operating, leasing, acquiring, developing and investing in shopping centers and business centers. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1.

         Narrative Description of Business

         Since 1965, the Company and DDG, its predecessor, have owned and managed approximately 230 shopping centers. The Company's portfolio as of March 14, 1997 consisted of 116 shopping centers (including 17 properties which are owned through joint ventures, 14 of which the Company owns a 50% interest, two of which the Company owns a majority interest and one of which the Company owns a 35% interest), seven business centers and 76 undeveloped parcels (14 of which are owned through joint ventures) aggregating approximately 211 acres (the "Portfolio Properties"). Since the IPO the Company has acquired 60 shopping centers containing an aggregate of 12.0 million square feet of GLA owned by the Company for an aggregate purchase price of approximately $976.3 million. The Company acquired from DDG the Company's initial portfolio of properties and DDG's property management business prior to, or concurrently with the consummation of, the IPO. During 1994, 1995 and 1996, the Company completed expansions at one of its business centers and 24 of its shopping centers. As of March 14, 1997, the Company was expanding seven of its shopping centers and expects to commence expansions at additional shopping centers in 1997. The Company has also completed the development of four additional shopping centers, since the IPO, at an aggregate cost of $73 million aggregating approximately 850,000 square feet. As of March 14, 1997, the Company had shopping centers under development at four sites.

         The Company's shopping centers were approximately 94.8% leased as of December 31, 1996, and the business centers were 78.3% leased as of that date. At December 31, 1996, the Company had entered into additional leases with anchor tenants aggregating in excess of 240,000 square feet of vacant space, scheduled to commence in 1997, which brings the current occupancy rate at the shopping centers to 96.0%. On December 31, 1996, the average annualized base rent per square foot of Company-owned GLA of the shopping centers, including those owned through joint ventures, was $7.85 and the business centers was $3.76.

         The Company is self-administered and self-managed and, therefore, does not engage or pay for a REIT advisor. The Company manages all of the Portfolio Properties, including those owned through joint ventures. At December 31, 1996, the Company owned and/or managed approximately 30.7 million total square feet of GLA, which included all of the Portfolio Properties and 27 properties owned by third parties.

         Strategy and Philosophy

         The Company's investment objective is to increase cash flow and the value of its portfolio of properties and to seek continued growth through the selective acquisition, development, redevelopment, renovation and expansion of income-producing real estate properties, primarily shopping centers. In pursuing its investment objective, the Company will continue to seek to acquire and develop high quality, well-located shopping centers with attractive initial yields and strong prospects for future cash flow growth and capital appreciation where the Company's financial strength and management and leasing capabilities can enhance value.

         Management believes that opportunities to acquire existing shopping centers have been and will continue to be available to buyers with access to capital markets, such as the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         The Company's real estate strategy and philosophy is to grow its business through a combination of leasing, expansion, acquisition and development. The Company seeks to:

          - increase cash flows and property values through strategic leasing, re-tenanting, renovation and expansion of the Company's portfolio;

          - continue to selectively acquire well-located, quality shopping centers (individually or in portfolio transactions) which have leases at rental rates below market rates or other cash flow growth or capital appreciation potential where the Company's financial strength, relationships with retailers and management capabilities can enhance value;

          - increase cash flows and property values by continuing to take advantage of attractive financing and refinancing opportunities (see "Recent Developments - Financings");

          - selectively develop the Company's undeveloped parcels or new sites in areas with attractive demographics;

          - hold properties for long-term investment and place a strong emphasis on regular maintenance, periodic renovation and capital improvements; and

          - continue to manage and develop the properties of others to generate fee income, subject to restrictions imposed by federal income tax laws, and create opportunities for acquisitions.

         As part of its ongoing business the Company may periodically engage in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

         In addition, the Company intends to maintain a conservative debt capitalization with a ratio of debt to total market capitalization (the sum of the aggregate market value of the Company's common shares, the liquidation value of preferred shares and the Company's total indebtedness) of less than .50 to 1. At December 31, 1996, the Company's debt to total market capitalization ratio, excluding the Company's proportionate share of indebtedness of its unconsolidated joint ventures, was approximately 0.33 to 1; and at March 14, 1997 this ratio was approximately 0.28 to 1. At December 31, 1996, the Company's capitalization consisted of $478.4 million of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $180.1 million), $149.8 million of preferred stock and $805.0 million of market equity. At December 31, 1996, the Company's total debt consisted of $379.8 million of fixed-rate debt and $98.6 million of variable rate debt. Fluctuations in the market price of the common shares may cause this ratio to vary from time to time. The Company has elected to establish its financing policies based on the total market capitalization of the Company and not on the value of the Company's assets.

         The strategy, philosophy, investment and financing policies of the Company, and its policies with respect to certain other activities, including its growth, debt capitalization, distributions, status as a REIT and operating policies, are determined by the Board of Directors. Although it has no present intention to do so, the Board of Directors may amend or revise these policies from time to time without a vote of the shareholders of the Company.

         Recent Developments

         Financings

         In June 1996, the Company extended its $150 million unsecured revolving credit facility for an additional year, through May 1999, and reduced the current interest rate payable on such facility by 25 basis points to LIBOR plus 1.25%. In September 1996, the Company restructured its $25 million secured revolving credit facility. This restructuring resulted in an $18.6 million ten year non-recourse mortgage loan, which was transferred into the joint venture with The Ohio State Teachers Retirement System ("OSTRS"), and a $10 million unsecured revolving credit facility which matures in November 1999. This restructuring resulted in the mortgage release of two of the three shopping centers which served as collateral for the $25 million secured revolving credit facility.

         In January 1996, in conjunction with an overallotment option granted to underwriters in connection with a December offering , an additional 175,000 Class B Depositary preferred shares were issued by the Company, which resulted in additional net proceeds of approximately $4.2 million. In March 1996, the Company issued 2.6 million common shares and received net proceeds of approximately $75.4 million which was used to retire debt.

         In November 1995, the Company commenced a medium-term note program (the "Medium Term Note Program"). The Medium Term Note Program enables the Company
(i) to issue on an ongoing basis discrete amounts of unsecured debt that will closely match, both as to timing and amount, the Company's specific liquidity requirements, including property acquisition, development and redevelopment costs, and (ii) to better manage the Company's debt maturities, including its mortgage debt maturities. As of December 31, 1996, the Company had issued Medium Term Notes in the aggregate amount of $115.7 million. The net proceeds from each issuance were used to repay line of credit borrowings and mortgage debt. The Medium Term Note Program remains available for the Company to issue additional Medium Term Notes pursuant thereto when the Company considers market conditions advantageous.

         On January 14, 1997, the Company issued 3.4 million common shares and received net proceeds of approximately $116 million which were used to repay revolving credit debt and for general corporate purposes.

         Equity Investments in Joint Venture

         On November 17, 1995, the Company, in conjunction with certain joint venture partners described below, acquired the Homart Community Center Division of Sears from an affiliate of General Growth Properties, Inc. General Growth Properties, Inc. had contracted to purchase the Homart Community Center Division as part of its acquisition of Homart Development Co., a subsidiary of Sears. The Homart Community Center Division includes ten power centers which, when completed, will aggregate in excess of four million square feet of GLA located in major metropolitan areas throughout the United States and several outlots and pad sites adjacent to the ten power centers and certain other power centers previously sold by Sears (the "Community Center Properties"). At the date of the acquisition, construction of seven of the ten power centers was complete or substantially complete and three of the power centers were under construction. Construction of the three centers was substantially completed during 1996.

         The Community Center Properties are owned by four joint ventures (collectively, the "Community Center Joint Ventures"). The Company or a wholly owned subsidiary of the Company and its joint venture partners each purchased a 50% interest in each Community Center Joint Venture. The Company's joint venture partners are a consortium of third party investors, including a private REIT, owned by institutional investors advised by DRA Advisors, Inc. ("DRA"), three limited partnerships whose respective limited partners are pension funds and whose general partners are affiliates of DRA and one corporation whose owners are affiliates of DRA. In addition to owning a 50% interest in each Community Center Joint Venture, the Company manages the Community Center Properties and related developments pursuant to management and development agreements with each of the Community Center Joint Ventures.

         The total purchase price of the Community Center Properties aggregated approximately $449.2 million and was funded through $300.1 million of secured indebtedness at the joint venture level, $3.1 million of assumed net liabilities and $146.0 million of cash of which one-half was provided by each of the Company and its joint venture partners. In addition, the Company paid cash of approximately $1.3 million relating to the purchase of certain rights to several development sites.

         In October 1996, the Company formed a joint venture with DD Merriam, L.P., which is advised by DRA relating to the development of a shopping center in Merriam, Kansas, which was one of the development sites acquired in conjunction with the acquisition of the Homart Community Center Division. The joint venture is 50% owned by the Company and 50% owned by DD Merriam, L.P. The Company will manage the shopping center and related development pursuant to management and development agreements. At December 31, 1996, the Company advanced $1.1 million to pay for certain construction related costs. The advances accrue interest at 8% per annum and are to be repaid from the proceeds of construction financing which will be entered into in 1997.

         The joint venture agreements provide, after November 17, 1999 or if either party is in default of the joint venture agreements, each partner has the right to trigger a purchase or sale of its interest in the joint venture (Reciprocal Purchase Rights) or to initiate a purchase and sale of the properties (Property Purchase Rights).

         In addition, at any time after November 17, 1999, the Company's joint venture partners may convert all or a portion of their respective interests in such joint ventures into common shares of the Company in accordance with the terms set forth in the governing documents of such joint ventures. However, if the joint venture partners elect to convert their respective interests into common shares, the Company will have the sole option to pay cash instead of issuing common shares. If the Company agrees to the issuance of common shares, the agreement provides that the converting joint venture partner will execute an agreement restricting the transfer of such shares acceptable to the Company.

         In September 1996, the Company entered into a joint venture with OSTRS. In conjunction with the formation of the joint venture, the Company transferred two shopping centers with a net book value of $41.6 million and non-recourse mortgage debt aggregating $36.4 million in exchange for a 50% interest in the joint venture. OSTRS funded an initial cash contribution of $11.6 million which was used to repay a portion of the non-recourse mortgage debt. The Company continues to manage the two properties pursuant to a management agreement.

         Property Acquisitions, Developments and Expansions

         During 1996, the Company acquired five shopping centers, aggregating
1.1 million square feet of Company-owned GLA, at an aggregate purchase price of approximately $113.9 million.

         During 1996, the Company also completed six developments, including those acquired from the Homart Community Center Division of Sears, and seven expansions with approximately 1.2 million square feet of GLA at an aggregate cost of approximately $135.6 million.

         Retail Environment

         During 1996, certain national and regional retailers experienced financial difficulties and several have filed for protection under bankruptcy laws. No significant bankruptcies have occurred during the period January 1 through March 14, 1997 with regard to the Company's portfolio of tenants.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this annual report on Form 10-K for further information on certain of the recent developments described above.

         Competition

         As one of the nation's largest owners and developers of neighborhood and community shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Management is associated with and/or actively participates in many shopping center and REIT industry organizations.

         Notwithstanding these relationships, there are numerous developers and real estate companies that compete with the Company in seeking properties for acquisition and tenants who will lease space in these properties.

         Employees

         As of March 14, 1997, the Company employed 173 full-time individuals, including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

         Qualification as a Real Estate Investment Trust

         The Company presently meets the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Item 2.           PROPERTIES

         At December 31, 1996 the Portfolio Properties included 112 shopping centers (13 of which are owned through joint ventures in which the Company and a party otherwise unaffiliated with the Company owns a 50% interest), consisting of 96 community shopping centers and power centers, 12 enclosed mini-malls, and four neighborhood shopping centers. The Portfolio Properties also include seven business centers containing office and light industrial, warehouse and research space and 76 undeveloped parcels (aggregating approximately 211 acres) primarily located adjacent to certain of the shopping centers. The shopping centers and business centers aggregate approximately 21.1 million square feet of Company-owned GLA (approximately 27.5 million square feet of total GLA) and are located in 28 states, principally in the East and Midwest, with significant concentrations in Florida, Ohio, South Carolina, North Carolina, Michigan and Minnesota.

         Neighborhood and community shopping centers and power centers make up the largest portion of the Company's portfolio, comprising 17,701,995 (83.8%) square feet of Company-owned GLA. Enclosed mini-malls account for 2,855,256 (13.5%) square feet of Company-owned GLA, and business center space consists of 576,742 (2.7%) square feet of Company-owned GLA. On December 31, 1996, the average annualized base rent per square foot of Company-owned GLA of the shopping centers, including those owned through joint ventures, was $7.85 and of the business centers was $3.76.

         The Company's shopping centers are designed to attract local area customers and are typically anchored by one or more discount department stores and often include a supermarket, drug store, junior department store and/or other major "category-killer" discount retailer as additional anchors. Substantially all of the shopping centers are anchored by a Wal-Mart or Kmart, and the power centers are anchored by two or more national or regional tenants. The tenants of the shopping centers typically offer day-to-day necessities rather than high-priced luxury items. As one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers, many of which occupy space in the shopping centers.

         The following table sets forth, as of December 31, 1996, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the properties, including those owned though joint ventures:

                                    % of Shopping Center               % of Company-owned
                                    Base Rental Revenues               Shopping Center GLA
                                    --------------------               -------------------
         Wal-Mart                              8.7%                            13.3%
         Kmart                                 6.2                             11.0
         T. J. Maxx/Marshall's                 3.1                              2.6
         Kohl's Dept. Store                    3.1                              3.2
         Barnes & Noble/B. Dalton              2.5                              1.1
         Lowes Home Centers                    2.1                              2.6
         Office Max                            1.6                              1.0
         JC Penny                              1.6                              3.1
         Publix Supermarkets                   1.4                              1.5
         Kroger                                1.3                              1.4
         Fashion Bug                           1.3                              1.5
         General Cinema                        1.2                              0.4
         Winn-Dixie Supermarkets               1.2                              1.4
         Circuit City                          1.1                              0.8
         Ahold Supermarkets                    1.0                              0.9

In addition, as of December 31, 1996 unless otherwise indicated, with respect to the 112 shopping centers:

          - 49 of these properties were developed by DDG and four were developed by the Company;

          -    76 of these properties are anchored by Kmart or Wal-Mart store;

          - these properties range in size from just under 100,000 square feet to approximately 780,000 square feet of GLA (with 23 properties exceeding 325,000 square feet of GLA);

          - approximately 58.2% of the Company-owned GLA of these properties is leased to national chains, including subsidiaries, with approximately 31.2% of the Company-owned GLA leased to regional chains and approximately 6.6% of the Company-owned GLA leased to local tenants;

          - approximately 94.8% of the aggregate Company-owned GLA of these properties was leased as of December 31, 1996. The Company has entered into additional leases with anchor tenants aggregating in excess of 240,000 square feet of vacant space, scheduled to

          - commence in 1997, which brings the existing occupancy rate to 96.0% (and, with respect to the properties owned by the Company at December 31, of each of the five years beginning with 1992, between 94.8% and 97.1% of aggregate Company-owned GLA of these properties was leased);

          - seven of these properties are currently being expanded by the Company, and the Company is pursuing the expansion of additional properties.

TENANT LEASE EXPIRATIONS AND RENEWALS

         The following table shows tenant lease expirations for the next ten years at the Company's shopping centers and business centers, assuming that none of the tenants exercise any of their renewal options:


                                                                                                 Percentage of   Percentage of
                                                                                                 Total leased    Total Base
                                                             Annualized       Average Base       Sq.Footage      Rental Revenues
                            No. of      Approximate          Base Rent      Rent Per Sq. Foot    Represented     Represented
     Expiration             Leases    Lease Area in        Under Expiring     Under Expiring      by Expiring     by  Expiring
        Year               Expiring      Square Feet          Leases (1)        Leases(1)           Leases          Leases(1)
     ----------            --------      ------------        -----------      --------------     ------------    ---------------
1997 . . . . . .             365           1,153,813         $ 8,818,795          $ 7.64               5.5%            5.6%
1998 . . . . . .             279           1,256,945         $ 8,692,504          $ 6.92               6.0%            5.6%
1999 . . . . . .             326           1,219,203         $10,466,847          $ 8.58               5.8%            6.7%
2000 . . . . . .             250           1,012,243         $ 9,651,379          $ 9.53               4.8%            6.2%
2001 . . . . . .             230           1,143,804         $ 9,405,516          $ 8.22               5.4%            6.0%
2002 . . . . . .              70             816,129         $ 4,637,157          $ 5.68               3.9%            3.0%
2003 . . . . . .              61             933,097         $ 4,785,642          $ 5.13               4.4%            3.1%
2004 . . . . . .              59             658,769         $ 5,200,633          $ 7.89               3.1%            3.3%
2005 . . . . . .              71             993,213         $ 7,032,101          $ 7.08               4.7%            4.5%
2006 . . . . . .              45             494,320         $ 5,874,111          $11.88               2.3%            3.8%
                           -----           ---------         -----------          ------              -----           -----
                           1,756           9,681,536         $74,564,685          $ 7.70              45.9%           47.8%


         The seven business centers are located in Ohio and range in size from approximately 36,000 to 236,000 square feet of Company-owned GLA. During 1994, the Company expanded, by approximately 100,000 square feet of Company-owned GLA, its business center located in Aurora, Ohio. The business centers contain office and light industrial, warehouse and research space. As of December 31, 1996, the business centers were 78.3% leased. Five of the seven business centers are triple net leased, four are leased to single tenants, and one is leased to multiple users. Pursuant to the triple net leases, the tenants are obligated to pay all maintenance and insurance expenses and real estate taxes, and all or substantially all operating expenses, relating to the applicable business centers. The leases for the business centers have terms which are scheduled to expire between October 1998 and November 2003. These leases generally have fixed or cost-of-living rental increases in their option, but not in their base terms. Accordingly, the rental payments under these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any new tenants for the Company's business centers can be obtained if not renewed.

         The Company's 76 undeveloped parcels primarily consist of outlots, retail pads and expansion pads which are primarily located adjacent to certain of the shopping centers. The Company is pursuing an active marketing program to lease or develop its undeveloped parcels.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
PROPERTY LIST AS OF DECEMBER 31, 1996
-------------------------------------

                                                             Ownership
                                                              Interest
                                                               (ground
                                                                 lease                                 Company
                                                          termination/                                   Gross        Mortgage
                                                Type of         option           Date     Land        Leasable   Obligation as
                                               Property   termination    Developed or     Area    Area (sq. ft.    of December
Center / Property       Location                     (1)              )   Acquired (2)   (Acres)              )       31, 1996
-----------------       --------               ---------   ------------   ------------   -------  -------------  -------------
ALABAMA
-------
Birmingham, AL          5291 Highway 280 South     PC          Fee         12/01/94        64.46      431,561
                                                                           12/29/94 (a)
Birmingham, AL          7001 Crestwood Blvd.       PC          Fee         03/01/89        45.49      284,475
                                                                           11/15/95 (a)

Huntsville, AL          6140-A University Drive    PC          Fee         12/28/95         5.29       41,000
                                                                           12/28/95 (a)
ARIZONA
-------
Phoenix, AZ             7553 West Bell Road        PC          Fee         10/01/95        24.12      340,094
                                                                           07/02/96 (a)

ARKANSAS
--------
North Little Rock, AR   4124 East McCain Blvd      PC          Fee         07/01/91        27.76      294,357
                                                                           03/21/94 (a)
Russellville, AR        3093 East Main Street      PC          Fee         02/01/92        31.20      272,245
                                                                           04/18/94 (a)
CALIFORNIA
----------
San Diego, CA           11610 Carmel Mntn. Rd.     PC          Fee(7)      04/01/93        50.00      446,484
                                                                           11/17/95 (a)



COLORADO
--------
Alamosa, CO             145 Craft Avenue           PC          Fee         01/01/86        13.10       20,164

Denver, CO              505 South Broadway         PC          Fee(7)      11/01/93        38.59      369,386
                                                                           11/17/95 (a)
Trinidad, CO            Hwy 239 @ 125 Frontage     PC          Fee         05/01/86        17.88       63,836

CONNETICUT
----------
Waterbury, CT           899 Wolcott Street         PC          GL1         11/01/73        15.60      124,310

FLORIDA
-------
Bayonet Point, FL       U.S. 19 & S.R. 52          PC          Fee         09/01/85        58.67      203,760      5,327,208

Brandon, FL             1602 Brandon Blvd          PC          GL2         06/01/72        17.33      139,522

Cape Coral, FL          1420 Del Prado Blvd        NC          Fee         09/01/85         9.61       98,413

Crystal River, FL       420 Sun Coast Hwy          PC          Fee         10/01/86        21.18      146,954

Fern Park, FL           6735 U.S. #17-92           PC          Fee         10/01/70         3.04       16,000

Jacksonville, FL        3000 Dunn Avenue           PC          Fee         12/01/88        30.82      219,073      8,117,177
                                                                           03/31/95 (a)
Marianna, FL            2820 Highway 71            PC          Fee         08/01/90        17.34       63,894

Melbourne, FL           750-850 Apollo Blvd.       PC          GL3         11/01/78        15.52      121,913

Naples, FL              5010 Airport Road North    PC          Fee(7)      03/01/94        30.60      266,438
                                                                           11/17/95 (a)
Ocala, FL               3711 Silver Sprgs, NE      PC          Fee         06/01/74         2.23       19,280

Orlando, FL             5250 W.Colonial Dr         PC          Fee         08/01/89        30.57      177,215

Ormond Beach, FL        1458 West Granada Blvd     PC          Fee         07/01/93        32.09      231,445
                                                                           05/02/94 (a)
Palm Harbor, FL         300 East Lake Road         PC          Fee         05/01/90         5.80       52,395
                                                                           05/12/95(a)
Pensacola, FL           8934 Pensacola Blvd        PC          Fee         12/01/88        21.00       75.736




                                           Average
                               Total          Base        Annual  Percentage
                          Annualized      Rent per    Percentage      Leased
                       Base Rent (3)   sq. ft. (4)      Rent (5)         (6)   Anchor Tenants (Lease Expiration/Option Expiration)
                       -------------   -----------    ----------   ----------  ---------------------------------------------------
ALABAMA
-------
Birmingham, AL          $3,397,447         7.87                      100.0%    Wal-Mart  (2004/2024), Winn-Dixie (2014/2044),
                                                                               Goody's (2004/2019), Stein Mart (2011/2021).

Birmingham, AL           1,843,069         7.38         115,165       87.8%    Home Depot (not owned) Western Supermarkets (not
                                                                               owned), Office Depot (1999/2014), Goody's (2004/
                                                                               2019), Stein Mart (2003/2018), Cobb Theaters (2006/
                                                                               2016)

Huntsville, AL             458,350        11.18                      100.0%    Wal-Mart (not owned)


ARIZONA
-------
Phoenix, AZ              3,616,799        10.63                      100.0%    Lil' Things (2009/2024), Barnes & Noble(2011/2026),
                                                                               TJMaxx (2005/2020), Circuit City (2016/2036),
                                                                               Oshman's (2017/2037), Linens 'N Things (2011/2026).
ARKANSAS
--------
North Little Rock, AR    1,790,068         6.60                       92.1%    Kmart (2016/2066), Wards (2014/2034), TJMaxx
                                                                               (2001/2011), Cinemark (2011/2031)
Russellville, AR         1,638,184         6.09          28,336       98.8%    Wal-Mart (2011/2041), JCPenney (2012/2032), Beall-
                                                                               Ladymon (2007/2022).
CALIFORNIA
----------
San Diego, CA            5,988,064        13.41                      100.0%    Mervyn's (not owned), Kmart (2018/2048), Pacific
                                                                               Theaters (2013/2023), Sportmart (2008/2023), Circuit
                                                                               City (2009/2024), Marshall's (2009/2029), Ross Dress
                                                                               For Less (2004/2019), Michael's (2004/2014), Barnes
                                                                               & Noble (2003/2013), Blockbuster Music (1999/2014)

COLORADO
--------
Alamosa, CO                155,086         7.80          13,587       98.6%    Wal-Mart (not owned)

Denver, CO               3,553,362         9.62                      100.0%    Kmart (2019/2069), Albertson's (2019/2049), Sam's
                                                                               (2018/2058), Office Max (2010/2035), Pep Boys (2014/
                                                                               2035)

Trinidad, CO               292,581         4.83             343       95.0%    Wal-Mart (not owned), Super Save (1998)

CONNETICUT
----------
Waterbury, CT              408,208         3.28                      100.0%    Kmart (1998/2048), Grand Union (1999/2024)

FLORIDA
-------
Bayonet Point, FL        1,126,374         5.76                       96.0%    Publix (2005/2025), Beall's (2002/2017), TJMaxx
                                                                               (2010/2030)*, Eckerd (2005/2025)
Brandon, FL                508,991         3.72                       98.1%    Kmart (1997/2047)

Cape Coral, FL             397,006         5.80          39,922       69.5%    TJMaxx (2007/2017), Office Max (2012/2027)

Crystal River, FL          402,381         3.14          89,547       87.3%    Beall's (2001/2016), Scotty's (2008/2038)

Fern Park, FL               97,700         6.43                       95.0%    Kmart (not owned)

Jacksonville, FL         1,385,737         6.41          45,115       98.7%    Wal-Mart (not owned), J.C.Penney (2002/2022), Winn
                                                                               Dixie (2009/2034), Walgreen's (2029/2029)
Marianna, FL               425,930         6.92           5,422       96.3%    Wal-Mart (not owned), Beall's (2005/2020) , Eckerd
                                                                               (2010/2030)
Melbourne, FL              364,464         3.12          31,376       95.7%    Kmart (2003/2048), Beall's (1997/2007)

Naples, FL               2,674,090        10.47                       95.8%    Winn Dixie (2014/2038), TJMaxx (2009/2024), Service
                                                                               Merchandise (2015/2035),  Ross Dress For Less
                                                                               (2005/2025), Circuit City (2015/2035), OfficeMax
                                                                               (2010/2025)

Ocala, FL                   72,060         4.72          10,811       79.3%    Kmart (not owned), Eckerd (1998/2018)

Orlando, FL              1,016,984         8.83          25,349       65.0%    Wal-Mart (not owned), Publix (2009/2019) , Walgreens
                                                                               (2029/2029)
Ormond Beach, FL         1,719,873         7.96                       93.4%    Kmart (2018/2064), Publix (2013/2033), Bealls (2004/
                                                                               2024)
Palm Harbor, FL            652,477        13.06           1,746       95.3%    Target (not owned), Albertson's (not owned), Eckerd
                                                                               (2010/2025)
Pensacola, FL              325,624         8.03          26,891       53.5%    Wal-Mart (not owned), City Drug (1998/2003)


DEVELOPERS DIVERSIFIED REALTY CORPORATION
PROPERTY LIST AS OF DECEMBER 31, 1996
-------------------------------------

                                                             Ownership
                                                              Interest
                                                               (ground
                                                                 lease                                 Company
                                                          termination/                                   Gross        Mortgage
                                                Type of         option           Date     Land        Leasable   Obligation as
                                               Property   termination    Developed or     Area    Area (sq. ft.    of December
Center / Property       Location                     (1)              )   Acquired (2)   (Acres)              )       31, 1996
-----------------       --------               ---------   ------------   ------------   -------  -------------  -------------
Spring Hill, FL        13050 Cortez Blvd           PC          Fee          09/01/88       21.60      103,112        6,212,636

Tampa, FL              15233 No.Dale Mabry         PC          Fee          12/01/90       23.70      104,473

Tampa, FL              7039 West Waters Ave        PC          Fee          07/01/90       30.61      134,166

Tarpon Springs, FL     41232 U.S. 19, North        PC          Fee          11/01/74       23.30      190,680

West Pasco, FL         7201 County Rd 54           PC          Fee          09/01/86       24.40      135,421        4,783,894


GEORGIA
-------
Atlanta, GA            1155 Mt. Vernon Highway     PC          Fee(7)       11/01/95       30.67      202,191
                                                                            11/17/95 (a)
Duluth, GA             1630 Pleasant Hill Road     PC          Fee          04/01/90        8.70       99,025
                                                                            02/24/94 (a)
Marietta, GA           2609 Bells Ferry Road       PC          Fee(7)       08/01/95       48.28      270,440
                                                                            11/17/95 (a)
Stone Mountain, GA     5615 Memorial Drive         PC          Fee          11/01/73       16.60      143,860

ILLINOIS
--------
Harrisburg, IL         701 North Commercial       PC           Fee          01/01/91       24.46      168,507
                                                                            02/17/94 (a)
Mount Vernon, IL       42nd and Broadway          MM           Fee          08/01/74       39.25      266,601
                                                                            08/13/93 (a)
Schaumburg, IL         1430 East Golf Road        PC           Fee          11/01/93       62.80      501,092
                                                                            11/17/95 (a)


INDIANA
-------
Bedford, IN            1320 James Avenue          PC           Fee          07/01/93       20.56      187,135
                                                                            10/21/93 (a)
Connersville, IN       2100 Park Road             PC           Fee          01/01/91       21.99      139,087
                                                                            12/10/93 (a)
Highland, IN           Highway 41 & Main Street   PC           Fee          11/01/95       16.08      239,845
                                                                            07/02/96 (a)

IOWA
----
Ottumwa, IA            1110 Quincy Avenue         MM           Fee         04/01/90       34.00       161,659

KENTUCKY
--------
Hazard, KY             Kentucky Highway 80        PC           Fee        08/01/78        11.74       111,492

Murray, KY             U.S. Highway 641 &         PC           Fee        10/01/77        15.18       149,028
                       Arcadia                                           02/18/94 (a)
MASSACHUSETS
------------
Framingham, MA         1 Worcester Road           PC           Fee(7)     08/01/94       177.00       716,393
                                                                          11/17/95 (a)




MICHIGAN
--------
Bad Axe, MI            850 No.Van Dyke Rd         PC           Fee        01/01/91        18.58        63,415
                                                                          08/12/93 (a)
Cheboygan, MI          1109 East State            PC           Fee        01/01/88        16.75        95,094
                                                                          12/14/93 (a)
Gaylord, MI            1401 West Main Street      PC           Fee        02/01/91        19.49       190,482
                                                                          08/12/93 (a)
Houghton, MI           Highway M26                MM           Fee        12/01/81        21.48       234,338        3,098,376

Howell, MI             3599 East Grand River      PC           Fee        11/01/91        26.52       213,737        7,734,904
                                                                          09/23/93 (a)




                                           Average
                               Total          Base        Annual  Percentage
                          Annualized      Rent per    Percentage      Leased
                       Base Rent (3)   sq. ft. (4)      Rent (5)         (6)   Anchor Tenants (Lease Expiration/Option Expiration)
                       -------------   -----------    ----------   ----------  ---------------------------------------------------
ALABAMA
-------
Spring Hill, FL            855,918         8.50                       97.7%    Wal-Mart (not owned), Publix (2008/2028), Walgreens
                                                                               (2028/2028), Beall's (2006/2046)
Tampa, FL                  944,152         9.64          5,825        93.8%    Wal-Mart (not owned), Publix (2010/2030)

Tampa, FL                  984,591         8.24                       89.1%    Wal-Mart (not owned), Beall's (2005/2029), Kash N
                                                                               Karry (2010/2040)
Tarpon Springs, FL         677,344         5.15                       69.0%    Kmart (1999/2049)

West Pasco, FL             969,156         7.21          4,077        99.3%    Wal-Mart (not owned), Publix (2006/2026), Beall's
                                                                               (2001/2016), Walgreens (2026/2026)
GEORGIA
-------
Atlanta, GA              2,567,985        12.70                      100.0%    SteinMart (2010/2025), HomePlace (2011/2026),
                                                                               United Artists (2015/2035)
Duluth, GA               1,154,648        12.34                       94.5%    Wal-Mart (not owned), Office Depot (2000/2020),
                                                                               Ethan Allen (2000/2010)
Marietta, GA             3,162,581        11.69                      100.0%    Publix (2015/2035), HomePlace (2011/2026),
                                                                               PetsMart (2011/2021), Barnes & Noble (2011/2026)
Stone Mountain, GA         459,183         3.24                       98.4%    Kmart (1998/2048)

ILLINOIS
--------
Harrisburg, IL             865,997         5.46                       94.1%    Wal-Mart (2011/2041), Roundy's Grocery (2011/2031)

Mount Vernon, IL         1,134,153         4.71        198,177        90.3%    Wal-Mart (2008/2028), J.C.Penney (1997/2022),
                                                                               Martin's(1999/2014), Stage (1999/2014)
Schaumburg, IL           7,179,165        14.33                      100.0%    Builder's Square (2019/2049), Service Merchandise
                                                                               (2014/2049), OfficeMax (2010/2020), Sports Authority
                                                                               (2013/2033), Marshall's (2009/2024), Nordstrom Rack
                                                                               (2009/2024), Border's Books (2009/2029), Circuit City
                                                                               (2010/2025), Off 5th Saks Fifth Avenue (2011/2026)
INDIANA
-------
Bedford, IN                996,376         5.45          6,761        97.7%    Kmart (2018/2068), J.C.Penney (2008/2028), Goody's
                                                                               (2003/2018), Buehler's (2010/2025)
Connersville, IN           771,499         5.61          1,992        98.9%    Wal-Mart (2011/2041), Cox Supermarket (2011/2026)

Highland, IN             2,086,989         8.70                      100.0%    Marshall's (2011/2021), Circuit City (2016/2036),
                                                                               Kohl's (2016/2036), OfficeMax (2012/2032), Jewel
                                                                               (not owned), Target (not owned)
IOWA
----
Ottumwa, IA              1,023,466         6.75         32,297        93.8%    Wal-Mart (not owned), J.C. Penney (2005/2035),
                                                                               Herberger (2004/2019)
KENTUCKY
--------
Hazard, KY                 404,189         3.96         12,647        91.7%    Kmart (2003/2053)*, A&P (1998/2038)

Murray, KY                 452,522         3.23        137,965        94.1%    Wal-Mart (2010/2030), Kroger (1997/2022)


MASSACHUSETS
------------
Framingham, MA          11,129,737        15.54                      100.0%    General Cinema (2014/2034), TJMaxx (2010/2020),
                                                                               Sears Homelife (2004/2024), Marshall's (2011/2026),
                                                                               Bob's (2011/2026), Linens 'N Things (2011/2026)
                                                                               Sports Authority (2015/2035), Barnes & Noble (2011/
                                                                               2026), OfficeMax (2011/2026), Toys R Us (2020/2070),
                                                                               Kids R Us (2020/2070), Bradlee's (2005/2020)
MICHIGAN
--------
Bad Axe, MI                515,770         8.13                      100.0%    Wal-Mart (not owned), Farmer Jack's (2012/2037)

Cheboygan, MI              397,950         4.60            365        91.1%    Kmart (2005/2055), Carters Food Center (1999/2024)

Gaylord, MI              1,070,620         5.71          2,340        98.4%    Wal-Mart (2010/2040), Buy-Low (2011/2031)

Houghton, MI               963,196         4.39         67,537        93.5%    Kmart (2005/2055), J.C. Penney (2000/2020)

Howell, MI               1,289,526         6.03          9,851       100.0%    Wal-Mart (2011/2041), Kroger (2012/2042)

DEVELOPERS DIVERSIFIED REALTY CORPORATION
PROPERTY LIST AS OF DECEMBER 31, 1996
-------------------------------------

                                                             Ownership
                                                              Interest
                                                               (ground
                                                                 lease                                 Company
                                                          termination/                                   Gross        Mortgage
                                                Type of         option           Date     Land        Leasable   Obligation as
                                               Property   termination    Developed or     Area    Area (sq. ft.    of December
Center / Property       Location                     (1)              )   Acquired (2)   (Acres)              )       31, 1996
-----------------       --------               ---------   ------------   ------------   -------  -------------  -------------
Mt Pleasant, MI        4208 E.Blue Grass Rd        PC          Fee         07/01/90        51.13     248,963
                                                                           09/24/93 (a)
Sault Ste Marie, MI    4516 I-75 Business Spur     PC          Fee         08/01/93        40.08     262,267         8,027,584
                                                                           09/02/94 (a)
Walker, MI             3390-B Alpine Ave. N.W.     PC          Fee         09/01/89        16.40     133,981
                                                                           12/29/95 (a)
MINNESOTA
---------
Bemidji, MN            1201 Paul Bunyan Dr         MM          Fee         11/01/77        31.55     285,166

Brainerd, MN           1200 Hwy 210 West           MM          Fee         08/01/85        17.19     230,129         1,020,000

Hutchinson, MN         1060 S.R. 15                MM          Fee         12/01/81        36.88     121,273         5,242,849

Maple Grove, MN        Weaver Lake Road & I-94     PC          Fee         10/01/95                  250,269
                                                                           07/02/96 (a)

Worthington, MN        1635 Oxford Street          MM          Fee         11/01/77        38.02     185,348

MISSISSIPPI
-----------
Starkville, MS         882 Highway 12 West         PC          Fee         08/01/90        28.81     234,652         2,438,320
                                                                           11/16/94 (a)
Tupelo, MS             3850 North Gloster          PC          Fee         08/01/92        41.91     348,236        11,920,655
                                                                           12/15/94 (a)
MISSOURI
--------
Fenton, MO             Gravois Rd-Hwy 141          NC          Fee         07/01/70       11.07      100,548

Independence, MO       900 East 39th Street        PC          Fee(7)      09/01/95       46.95      365,062
                                                                           11/17/95 (a)


NEW MEXICO
----------
Los Alamos, NM         800 Trinity Drive           NC          Fee         07/01/78        8.72       98,050

NORTH CAROLINA
--------------
Ahoskie, NC            1400 East Memorial Drive    PC          Fee         12/01/92       26.95      187,257
                                                                           02/25/94 (a)
Durham, NC             3500 Oxford Road            PC          Fee         12/01/90       41.70      206,827

Durham, NC             5428-B New Hope             PC          Fee(7)      07/01/95       39.53      408,292
                       Commons                                             11/17/95 (a)


Jacksonville, NC       US Hwy 17-Western Avenue    PC          Fee         08/01/89       27.51       79,200         2,664,141

New Bern, NC           3003 Claredon Blvd          PC          Fee         05/01/89       28.18      238,388         5,392,642

Washington, NC         536 Pamlico Plaza           NC          Fee         11/01/90       22.17       85,000

Waynesville, NC        201 Paragon Parkway         PC          Fee         06/01/90       28.40      181,894
                                                                           04/28/93 (a)
Wilmington, NC         S. College-New Centre Dr    PC          Fee         09/01/89       57.78      442,583        10,075,323

NORTH DAKOTA
------------
Dickinson, ND          1681 Third Avenue           MM           Fee         05/01/78       27.10      267,676

OHIO
----
Ashland, OH            U.S. Route 42               PC           Fee         11/01/77        6.26      110,656

Aurora, OH             70-130 Barrington Town      PC                       04/01/96                   37,876
                       Square Drive
Aurora, OH             180 Lena Drive              BC           Fee         09/01/88       20.00      236,225




                                           Average
                               Total          Base        Annual  Percentage
                          Annualized      Rent per    Percentage      Leased
                       Base Rent (3)   sq. ft. (4)      Rent (5)         (6)   Anchor Tenants (Lease Expiration/Option Expiration)
                       -------------   -----------    ----------   ----------  ---------------------------------------------------
Mt Pleasant, MI          1,467,586         5.92          7,865        99.5%    Wal-Mart (2009/2039), Kroger (2011/2041), Odd Lots
                                                                               (1998/2008)
Sault Ste Marie,         1,575,229         6.37                       94.3%    Wal-Mart (2012/2042), J.C. Penney (2008/2033),
                                                                               Glen's Supermarket (2013/2033)
Walker, MI               1,283,825         9.67                       99.1%    Circuit City (not owned), Target (not owned), Toys R
                                                                               Us (not owned), TJMaxx (2005/2020), Office Depot
MINNESOTA
---------
Bemidji, MN              1,210,199         4.81         63,116        88.2%    Kmart (2002/2052), J.C. Penney (1998/2018),
                                                                               Herberger's (2005/2030)
Brainerd, MN             1,248,673         6.13         57,666        88.5%    Kmart (2004/2054), Herberger's (2008/2023)

Hutchinson, MN             754,194         6.86         26,964        90.6%    Kmart (not owned), J.C. Penney (2001/2021)

Maple Grove, MN          2,428,247         9.70                      100.0%    Kohl's (2016/2036), Barnes & Noble (2011/2026),
                                                                               Holiday Sports (2011/2027), HomePlace (2016/2036),
                                                                               Cub Foods (not owned)
Worthington, MN            980,469         5.45         15,708        97.1%    Kmart (2001/2051), J.C. Penney (2007/2032), Sterling
                                                                               (2001/2021), Hy-Vee (2011/2031)
MISSISSIPPI
-----------
Starkville, MS           1,190,521         5.22         14,283        97.2%    Wal-Mart  (2015/2045), J.C. Penney (2010/2040),
                                                                               Kroger (2012/2042)
Tupelo, MS               1,835,150         5.37                       98.2%    Wal-Mart  (2012/2042), Sam's (2012/2042), Goody's
                                                                               (2002/2017)
MISSOURI
-------
Fenton, MO                 725,846         8.07            694        89.4%
Independence, MO         3,521,749         9.74                       99.0%    Kohl's (2016/2036), Bed Bath & Beyond (2012/2027),
                                                                               Marshall's (2012/2027), Rhodes Furniture (2016/2026),
                                                                               Barnes & Noble (2011/2026), American Multi-Cinema
                                                                               (2015/2034)
NEW MEXICO
----------
Los Alamos, NM             504,764         5.15         54,461       100.0%    Furrs(1997/1997), Furrs Pharmacy (1998/2013),
                                                                               TG&Y (2018/2033)
NORTH CAROLINA
--------------
Ahoskie, NC                939,468         5.02         15,903       100.0%    Wal-Mart (2013/2043), Belk (2008/2033), Food Lion
                                                                               (2012/2032)
Durham, NC               1,319,776         6.52        109,873        97.8%    Wal-Mart (not owned), Food Lion (2010/2030),
                                                                               Lowes (2011/2031)
Durham, NC               4,422,876        10.83                      100.0%    Wal-Mart (2015/2035), Upton's (not owned), Michael's
                                                                               (2005/2020), Marshall's (2011/2026), Linens 'N Things
                                                                               (2011/2026), Best Buy (2011/2026), OfficeMax (2010/
                                                                               (2025) Barnes & Noble (2010/2025)
Jacksonville, NC           546,189         6.90          6,384       100.0%    Wal-Mart (not owned), Wilson's (2009/2024)
New Bern, NC             1,204,321         5.78          7,538        87.4%    Wal-Mart (2009/2034)
Washington, NC             396,519         4.66          2,962       100.0%    Wal-Mart (2009/2034)
Waynesville, NC          1,068,340         5.93          1,455        99.1%    Wal-Mart (2011/2041), Food Lion (2011/2031)
Wilmington, NC           2,995,331         6.77         33,348       100.0%    Wal-Mart (2009/2034), Sam's (not owned), Lowes
                                                                               (2009/2029), Hamrick's (2002/2007), Goody's (2005/
                                                                               2015)

NORTH DAKOTA
------------
Dickinson, ND              966,217         3.96         68,209        91.1%    Kmart (2003/2053), J.C. Penney (1998/2018),
                                                                               Herberger (2000/2020), Thrifty Drug (2001/2001)
OHIO
----
Ashland, OH                267,098         2.41                      100.0%    Kmart (2002/2052), N.J. Supermarkets  (1997/2022)
Aurora, OH                 341,387        10.72                       84.1%    Heinens (not owned)
Aurora, OH                 744,109         3.15                      100.0%    Hardline Services (2003/2013)


DEVELOPERS DIVERSIFIED REALTY CORPORATION
PROPERTY LIST AS OF DECEMBER 31, 1996
-------------------------------------

                                                             Ownership
                                                              Interest
                                                               (ground
                                                                 lease                                 Company
                                                          termination/                                   Gross        Mortgage
                                                Type of         option           Date     Land        Leasable   Obligation as
                                               Property   termination    Developed or     Area    Area (sq. ft.    of December
Center / Property       Location                     (1)              )   Acquired (2)   (Acres)              )       31, 1996
-----------------       --------               ---------   ------------  ------------    -------  -------------  -------------

Canton, OH             5496 Dressler Road           PC       Fee(7)       10/01/95          20.00      229,809
Chillicothe, OH        867 North Bridge Street      PC       Fee          09/01/74          16.70      191,982
Cincinnati, OH         5100 Glencrossing Way        PC       Fee          11/01/90          24.47      231,224
                                                                          05/26/93  (a)
Clev.W.65th, OH        3250 West 65th Street        PC       Fee          10/01/77           4.18       49,420
Eastlake, OH           33752 Vine Street            PC       Fee          09/01/71           0.99        4,000
Elyria, OH             825 Cleveland                PC       Fee          09/01/77          16.30      150,200       3,808,568
Highland Hts., OH      6235 Wilson Mills Rd         PC       Fee          11/01/95          11.63      247,146
Hillsboro, OH          1100 North High St           PC       Fee          03/01/79          11.02       58,583
Huber Hts., OH         8280 Old Troy Pike           PC       Fee          06/01/90          17.39      163,741
                                                                          08/12/93  (a)
Lebanon, OH            1879 Deerfield Road          PC       Fee          01/01/90          14.40       26,500
                                                                          08/12/93  (a)
Macedonia, OH          8210 Macedonia Commons       PC       Fee(7)       05/01/94          19.94      234,789
                                                                          07/05/94  (a)
Mayfield Hts, OH       624 Alpha Drive              BC       Fee          11/01/86           7.00       35,705
Mayfield Hts, OH       625 Alpha Drive              BC       Fee          07/01/84           5.90       77,110
Mentor, OH             Pine Needle                  BC       Fee          11/01/87           3.10       40,200
Solon, OH              6211 S.O.M. Center Rd        PC       Fee          05/01/78           0.64        2,560
Stow, OH               4332 Kent Road               PC       Fee          07/01/69          20.14      116,806
Streetsboro, OH        3000 Crane Drive             BC       Fee          03/01/89           5.00       66,200
Tiffin, OH             870 West Market St           MM       Fee          09/01/80          27.62      230,278
Toledo, OH             5245 Airport Highway         PC       Fee          10/01/93          22.87      187,674
                                                                          02/24/95  (a)
Twinsburg, OH          9177 Dutton Drive            BC       Fee          11/01/89           3.90       35,502
Twinsburg, OH          9300 Dutton Drive            BC       Fee          11/01/89           6.80       85,800
Westlake, OH           30100 Detroit Road           PC       Fee          10/01/74          12.71      162,420
Wilmington, OH         1025 S. South Street         PC       Fee          11/01/77           7.38       55,130
Xenia, OH              1700 West Park Square        PC       Fee          11/01/94           7.38      104,873
Zanesville, OH         3431 North Maple Ave         PC       Fee          04/01/90           3.28       13,283

Oregon
------
Portland, OR           NW Evergreen Pkwy. &         PC       Fee          11/01/95                     140,626
                       NW Ring Road                                       08/22/96  (a)
Pennsylvania
------------
Erie, PA               2301 West 38th Street        PC       GL8          08/01/73          13.27       95,000
Erie, PA               1902 Keystone Drive          PC       Fee          07/31/95          65.69      483,305
East Norriton, PA      2700 DeKalb Pike             PC       Fee          11/01/75          24.22      157,309

South Carolina
--------------
Anderson, SC           406 Highway 28 By-pass       PC      Fee          06/01/90           20.90      163,809
                                                                         03/08/94  (a)
Anderson, SC           3812 Liberty Highway         PC      Fee          10/01/93            2.13       14,250
                                                                         03/22/95  (a)



                                           Average
                               Total          Base        Annual   Percentage
                          Annualized      Rent per    Percentage       Leased
Center / Property      Base Rent (3)   sq. ft. (4)      Rent (5)          (6)   Anchor Tenants (Lease Expiration/Option Expiration)
-----------------      -------------   -----------    ----------   ----------   ---------------------------------------------------
Canton, OH                2,241,879       10.41                       93.7%     Kohl's (2016/2046), Target (not owned), Media Play
                                                                                (2011/2026), Dick's Clothing & Sporting Goods (2010/
                                                                                2025)
Chillicothe, OH           1,257,085        6.66           9,630       98.3%     Lowes, (2015/2035), Kroger (2001/2031), Super X
                                                                                (2001/2031)
Cincinnati, OH            2,131,845        9.23                       99.9%     Thriftway (2009/2029), Service Merchandise (2006/
                                                                                2031)
Clev.W.65th, OH             229,630        4.91                       94.6%     Kmart (not owned), A&P (1997/2027), Revco(1997/2007)
Eastlake, OH                 68,400       17.10                      100.0%     Kmart (not owned)
Elyria, OH                  761,970        5.07           7,281      100.0%     Hill's (2003/2028), Finast (2010/2045)
Highland Hts., OH         2,563,263       10.37                      100.0%     Builders Square (2020/2070), Kohl's (2007/2047),
                                                                                Dick's Clothing and Sporting Goods (2016/2036)
Hillsboro, OH               232,315        4.18             192       94.9%     Kmart (2004/2054)*, Rite Aid (1999/2004), Bob &
                                                                                Carls (not owned)
Huber Hts., OH            1,613,718       10.05             549       98.1%     Wal-Mart (not owned), Cub Foods (2011/2031), Sears
                                                                                (2002/2012)
Lebanon, OH                 229,240        8.65                      100.0%     Wal-Mart (not owned), PK Lumber (not owned)
Macedonia, OH             2,221,812        9.46                      100.0%     Wal-Mart (not owned), Finast (2018/2049), Kohl's
                                                                                (2016/2041)
Mayfield Hts, OH                  0                                    0.0%
Mayfield Hts, OH                  0                                    0.0%
Mentor, OH                  217,080        5.40                      100.0%     Steris Corp  (1999/2004)
Solon, OH                    62,300       24.34                      100.0%     Kmart (not owned)
Stow, OH                    189,344        1.62          39,772      100.0%     Kmart (1996/2006)
Streetsboro, OH             211,840        3.20                      100.0%     Alumax Alum (1997/2006)
Tiffin, OH                  744,908        3.57          57,287       90.5%     Kmart (2005/2055), J.C. Penney (2000/2010), Heileg-
                                                                                Myers (2004/2014)
Toledo, OH                1,428,882        7.61          15,244      100.0%     Best Buy (2009/2024),Office Depot (2009/2024),
                                                                                Michaels (2004/2014) Sears (2002/2012)
Twinsburg, OH               162,330        7.09                       64.5%
Twinsburg, OH               359,460        4.19                      100.0%     VSA (1998)
Westlake, OH                932,683        6.01          40,086       95.5%     Kmart (1999/2049), Marc's (2004/2019)
Wilmington, OH              179,454        3.94          17,817       82.6%     Kmart (not owned), Super Valu (1998/2018)
Xenia, OH                   814,659        7.77           2,971      100.0%     Wal-Mart (not owned), Kroger (2019/2049)
Zanesville, OH               84,400       10.05           2,598       63.2%     Kmart (not owned)

OREGON
------
Portland, OR              2,026,705       14.41                      100.0%     Office Depot (2010/2025), Haggan Supermarket (2021/
                                                                                2046), Mervyn's (not owned), Target (not owned)
PENNSYLVANIA
------------
Erie, PA                    209,415        2.36          36,736       93.3%     Hill's (1998/2023),
Erie, PA                  3,790,658        7.89                       99.4%     Wal-Mart (2015/2045), Lowe's (2015/2045), Media
                                                                                Play (2010/2025), Kohl's (2016/2046)
East Norriton, PA           884,535        5.68           2,144       99.0%     Kmart (2000/2050), Acme (2002/2027), Thrift Drug
                                                                                (2002/2022)
SOUTH CAROLINA
--------------
Anderson, SC               847,512        5.56                        93.0%     Wal-Mart (2010/2040), Ingles (2011/2066)
Anderson, SC               143,316       10.06            3,610       100.0%     Wal-Mart (not owned), Sam's (not owned)


DEVELOPERS DIVERSIFIED REALTY CORPORATION
PROPERTY LIST AS OF DECEMBER 31, 1996
-----------------------------------------


                                                             Ownership
                                                              Interest
                                                               (ground
                                                                 lease                                 Company
                                                          termination/                                   Gross        Mortgage
                                                Type of         option           Date     Land        Leasable   Obligation as
                                               Property   termination    Developed or     Area    Area (sq. ft.    of December
Center / Property       Location                     (1)              )   Acquired (2)   (Acres)              )       31, 1996
-----------------       --------               ---------   ------------   ------------   -------  -------------  -------------
Camden, SC         1671 Springdale Drive           PC            Fee      03/01/90         22.97       166,197
                                                                          06/24/93 (a)
Columbia, SC       5420 Forest Drive               PC            Fee      08/01/95          7.04        46,700
                                                                          11/13/95 (a)
Mt.Pleasant, SC    1500 Highway 17 North           PC            Fee      03/01/92         22.70       187,496      7,043,274
                                                                          03/30/95 (a)
No Charleston, SC  7400 Rivers Avenue              PC            Fee      08/01/89         28.10       211,288
                                                                          11/07/93 (a)
Orangeburg, SC     2795 North Road                 PC            Fee      07/01/94          2.65        22,200
                                                                          03/22/95 (a)
Simpsonville, SC   621 Fairview Road               PC            Fee      10/01/90         17.23       142,133
                                                                          01/03/94 (a)
Union, SC          Highway 176 By-Pass #1          PC            Fee      06/01/90         45.65       184,331
                                                                          06/24/93 (a)

South Dakota
------------
Watertown, SD      1300 9th Avenue, S.E.           MM            Fee      11/01/77         29.30       286,165

Texas
-----
Ft. Worth, TX      SWC Eastchase Pkwy.             PC            Fee      12/01/95         17.00       117,109
                   and I-30                                               07/02/96 (a)
Vermont
-------
Berlin, VT         Route 4                         MM            Fee      09/01/86         50.25       174,646      4,940,000

Virginia
---------
Fairfax, VA        12210 Fairfax Town              PC            Fee(7)   10/01/94         22.79       253,941
                   Center                                                 11/17/95 (a)

Martinsville, VA   240 Commonwealth Blvd.          MM            Fee(7)   07/01/89         43.73       411,977

Pulaski, VA        1000 Memorial Dr                PC            Fee      09/01/90         21.93       143,299
                                                                          04/28/93 (a)

Winchester, VA     2190 So Pleasant Valley         PC            Fee      01/01/90         26.42       214,081      9,591,984
                                                                          12/10/93 (a)
                                                                                                    ----------   ------------
                                                                                                    21,103,838   $107,439,535




                                           Average
                               Total          Base        Annual  Percentage
                          Annualized      Rent per    Percentage      Leased
                       Base Rent (3)   sq. ft. (4)      Rent (5)         (6)   Anchor Tenants (Lease Expiration/Option Expiration)
                       -------------   -----------    ----------   ----------  ---------------------------------------------------
Camden, SC                 933,717          5.81                     96.7%    Wal-Mart (2009/2039), Winn-Dixie (2011/2036),
                                                                              Goody's (2001/2016)

Columbia, SC               484,450         10.37           691      100.0%    Wal-Mart (not owned)

Mt.Pleasant, SC          1,449,547          7.73        49,962      100.0%    Wal-Mart (not owned), Lowe's (2012/2032), Piggly
                                                                              Wiggly (2012/2022), TJMaxx (2002/2012)

No Charleston, SC        1,381,282          6.73                     97.2%    Wal-Mart (2009/2039), Office Warehouse (2002/2012),
                                                                              Service Merchandise (not owned)

Orangeburg, SC             227,175         10.23                    100.0%    Wal-Mart (not owned)

Simpsonville, SC           795,669          5.71                     98.0%    Kmart (2015/2065), Ingles (2011/2065)

Union, SC                  974,987          5.35         2,135       98.9%    Wal-Mart (2009/2039), Belk's (2010/2030), Win-Dixie
                                                                              (2010/2035)
South Dakota
------------
Watertown, SD            1,357,576          4.88       100,864       97.2%    Kmart (2002/2052), J.C. Penney (1998/2018),
                                                                              Herberger's (1999/2019), Osco (1998/2003)
Texas
-----
Ft. Worth, TX            1,143,171          9.76                    100.0%    PetsMart (2011/2036), MJ Designs (2011/2031), Ross
                                                                              Dress For Less (2006/2026), Toys R Us (not owned),
Vermont                                                                       Target (not owned)
---------
Berlin, VT               1,172,187          6.84        44,744       98.2%    Rich's (2012/2032), J.C. Penney (2009/2034)

Virginia
--------
Fairfax, VA              3,999,815         15.75                    100.0%    United Artists (2014/2034), Safeway (2019/2054)
                                                                              TJMaxx (2009/2024), Bed, Bath and Beyond (2010/2020)
                                                                              Tower Records (2009/2019)
Martinsville, VA         2,766,593          7.18                     93.5%    J.C. Penney (2009/2034), Leggett (2009/2024), Sears
                                                                              (2009/2029), Kroger (2017/2062), Goody's (2006/
Pulaski, VA                859,649          6.15        27,962       97.6%    Wal-Mart (2011/2041), Food Lion (2011/2031)

Winchester, VA           1,871,147          9.13                     95.7%    Office Max (2012/2027), Kohl's (2018/2048), Giant
                                                                              Foods (2010/2040), Books-A-Million (2007/2017)
                      ------------         -----    ----------      ------
                      $156,563,307         $7.76    $1,862,144       95.5%

-----------------------
  (1)   "PC" indicates a power center or a community shopping center, "NC" indicates a neighborhood shopping center, "MM"
        indicates an enclosed mini-mall and "BC" indicates a business center.
  (2)   Indicates the date developed or acquired by the Company or DDG, unless denoted with (a), which indicates the date on which the property was acquired by the company following completion of the IPO.
  (3)   Total annualized base rentals as of  December 31, 1996
  (4)   Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 1996
  (5)   Percentage and overage rentals paid for the twelve-month period ended December 31, 1996.
  (6)   Includes space leased as of December 31, 1996,for which rent was being paid but which was not then occupied; also includes anchor tennant leases signed as of said date relating to approximately 240,000 square feet which have not yet been fully occupied
  (7)   One of thirteen properties owned through joint ventures which serve as collateral for joint venture mortgage debt aggregating approximately $360.1 million (of which the Company's proportionate share is $180.1 million) which is not reflected in the consolidated indebtedness.
   *    This anchore tenant has closed and sublet the space.
   **   This tenant-owned anchor store has closed.
  ***   This tenant-owned anchor store has closed and the space has been sublet.
  ****  This anchor tenant continues to pay rent to the Company but does not occupy or sublet the space.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
PROPERTY LIST AS OF DECEMBER 31, 1996
-------------------------------------

                                                             Ownership
                                                              Interest
                                                               (ground
                                                                 lease                        Company
                                                          termination/                          Gross        Mortgage
                                                Type of         option           Date        Leasable   Obligation as
                                               Property   termination    Developed or    Area (sq. ft.    of December
Center / Property       Location                     (1)              )   Acquired (2)               )       31, 1996
-----------------       --------               ---------   ------------   ------------   -------------  -------------

1997 ACQUISITIONS
-----------------

For the period January 1, 1997 through March 14, 1997 the Company acquired four (4) additional shopping centers at an aggregate cost fo approximately $102.5 million summarized as follows:

ARIZONA
-------
Ahwatukee, AZ          4711 East Ray Road           PC        Fee          07/10/96          245,400
                                                                           02/21/97 (a)
OHIO
----
N.Olmsted, OH          25877 Great Northern Blvd.   PC        Fee          06/01/58          459,858
                                                                           02/21/97 (a)
N.Olmsted, OH          5140 Great Northern Blvd.    PC        Fee          06/01/87          145,080
                                                                           02/21/97 (a)
TEXAS
-----
San Antonio, TX         125 NE Loop 410             PC        Fee (8)      12/30/96          286,388(8)
                                                                           02/21/97 (a)


                                         Average
                             Total          Base        Annual  Percentage
                        Annualized      Rent per    Percentage      Leased
                     Base Rent (3)   sq. ft. (4)      Rent (5)         (6)   Anchor Tenants (Lease Expiration/Option Expiration)
                     -------------   -----------    ----------   ----------  ---------------------------------------------------


ARIZONA
-------
Ahwatukee, AZ           2,783,602        11.34                     100.0%    HomePlace (2012/2027), Smith's (2021/2046), Stein
                                                                             Mart (2011/2026)
OHIO
----
N.Olmsted, OH           4,685,531        10.69                      95.3%    Regal Cinemas (2001/2001), Marc's (2002/2007)
                                                                             CompUSA (2008/2023), Finast (not owned)
N.Olmsted, OH           1,297,077         9.33                      95.9%    Best Buy (2010/2025), Marshall's (2000/2005),
                                                                             Kronheim's (1999/2004)
TEXAS
-----
San Antonio, TX         3,516,406        13.97                      87.9%    Ross Dress For Less (2007/2027), DSW Warehouse
                                                                             (2007/2027), Best Buy (2011/2026), Oshman's (2017/
                                                                             2037), HomePlace (2012/2027)


(8) Owned through joint venture which serves as collateral for joint venture mortgage debt aggregating approximately $26.7 million (of which the Company's proportionate share is $9.3 million) which is not reflected in the consolidated indebtedness.

Item 3.           LEGAL PROCEEDINGS

         Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its properties, which is reasonably likely to have a material adverse effect on the liquidity or results of operations of the Company.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

         The following table shows the high and low sales price of the Company's common shares on the New York Stock Exchange (the "NYSE") for each quarter in 1996 and 1995 and the dividends paid per common share with respect to each such quarter:

                                                                    Dividends
                                                                     Paid per
                1996              High               Low           Common Share
         -----------           --------           -------         --------------
         1st quarter           $ 31-3/4           $28-1/8             $  .60
         2nd quarter             32                28-1/8                .60
         3rd quarter             33-1/8            30-1/2                .60
         4th quarter             37-1/4            32-1/8                .60
                                                                     -------
                                                                      $ 2.40

                                                                     Dividends
                                                                     Paid per
            1995                  High              Low            Common Share
         -----------           --------           -------         --------------
         1st quarter            $ 31              $27-5/8             $  .54
         2nd quarter              30-3/8           26-1/8                .54
         3rd quarter              32               27-3/4                .54
         4th quarter              32-1/8           27-1/4                .54
                                                                      ------
                                                                      $ 2.16

         The approximate number of record holders of the Company's common shares, (the only class of common equity) at March 14, 1997 was 400, and the approximate number of beneficial owners of such shares was 17,000.

         In January 1997, the Company declared its 1997 first quarter dividend to shareholders of record on February 12, 1997 of $.63 per share, a 5.0% increase over the quarterly dividend rate of $.60 per share in 1996.

         The Company intends to continue to declare quarterly dividends on its common shares. However, no assurances can be made as to the amounts of future dividends, since such dividends are subject to the Company's cash flow from operations, earnings, financial condition, capital requirements and such other factors as the Board of Directors considers relevant. The Company is required by the Internal Revenue Code of 1986, as amended, to distribute at least 95% of its REIT taxable income. The amount of cash available for dividends is impacted by capital expenditures and debt service requirements to the extent that the Company were to fund such items out of cash flow from operations.

         In June 1995, the Company implemented a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares. Under the plan, the Company may, from time to time, elect to purchase common shares in the open market on behalf of participating shareholders or may issue new common shares to such shareholders.

Item 6.  SELECTED FINANCIAL DATA

         The financial data included in the following table has been selected by the Company and has been derived from the financial statements for the last five years and include the information required by Item 301 of Regulation S-K.

                 COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA
                  (Amounts in thousands, except per share data)


                                                                            YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------------------------
OPERATING DATA:                                                                                                  DDG Predecessor
                                                                                                             ----------------------
                                                                                  Pro forma                  Pro forma
                                               1996(1)       1995(1)     1994(1)      1993(2)      1993(1)     1992(2)      1992
                                              ---------    ---------   ---------   ---------     ---------   ---------    ---------
Revenues (primary real estate rentals)        $ 130,906    $ 107,805   $  81,974   $  54,606     $  54,531   $  46,890    $  46,180
                                              ---------    ---------   ---------   ---------     ---------   ---------    ---------
Expenses:
   Rental operation                              35,124       28,069      22,802      16,963        16,863      15,530       14,980
   Depreciation & amortization                   25,062       21,865      16,211      10,393        10,393       9,115        9,256
   Interest                                      29,888       29,595      21,423      13,407        15,060      11,936       25,509
                                              ---------    ---------   ---------   ---------     ---------   ---------    ---------
                                                 90,074       79,529      60,436      40,763        42,316      36,581       49,745
                                              ---------    ---------   ---------   ---------     ---------   ---------    ---------
Income (loss) before equity in
  net income (loss) from joint ventures,
  gains on sales of land, non-recurring
  charges and extraordinary items                40,832       28,276      21,538      13,843        12,215      10,309       (3,565)
Equity in net income (loss) of joint ventures     8,710          486        (186)       (347)         (347)       (326)        (526)
Gain on sales of land                                --          300          --         122           122         806          806
Non-recurring charges (3)                            --           --          --          --        (2,641)         --           --
                                              ---------    ---------   ---------   ---------     ---------   ---------    ---------
Income (loss) before extraordinary item          49,542       29,062      21,352      13,618         9,349      10,789       (3,285)
Extraordinary item(3)                                --       (3,557)       (216)         --          (731)         --           --
                                              ---------    ---------   ---------   ---------     ---------   ---------    ---------
              Net income (loss)               $  49,542    $  25,505   $  21,136   $  13,618     $   8,618   $  10,789    $  (3,285)
                                              =========    =========   =========   =========     =========   =========    =========

   Net income (loss) applicable to
     applicable to common shareholders        $  35,342    $  24,250   $  21,136   $  13,618     $   8,618   $  10,789    $  (3,285)
                                              =========    =========   =========   =========     =========   =========    =========


Per share data:
  Income before extraordinary item                $1.67        $1.48      $1.35    $    1.10         $0.82       $0.93
  Net income                                      $1.67        $1.29      $1.34    $    1.10         $0.76       $0.93
  Cash dividends                                  $2.40        $2.16      $1.92    $    1.60(4)      $1.42          --



                                                                          AT DECEMBER 31,
                                                  ---------------------------------------------------------------------
                                                                                                                 DDG
                                                                                                             Predecessor
                                                     1996         1995            1994            1993           1992
                                                  ---------      ---------      ---------      ---------     -----------
BALANCE SHEET DATA:

Real estate (at cost)                             $ 991,647      $ 848,373      $ 686,890      $ 459,049      $ 307,745
Real estate, net of accumulated depreciation        849,608        728,333        586,839        375,183        232,519
Advances to and investments in joint ventures       106,796         83,190          8,710          9,078           (630)
Total assets                                        975,126        830,060        611,116        395,942        238,414
Total debt                                          478,432        405,726        394,435        184,534        299,789
Shareholders' equity (deficit)                      469,336        404,161        203,508        197,118        (72,739)



ITEM 6.  SELECTED FINANCIAL DATA (CONTINUED)

                                                                            YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------------------
                                                                                                               DDG Predecessor
                                                                                                               ----------------
                                                                                      Pro forma                Proforma
                                             1996(1)      1995(1)       1994(1)       1993(2)    1993(1)       1992(2)      1992
                                             --------     -------       -------       -------    ------        ------       -----
OTHER DATA:

Cash flow provided from (used in):
   Operating activities                      $  75,820    $  49,039    $  39,112          (5)   $  19,151           (5)   $   5,090
    Investing activities                      (199,671)    (217,198)    (191,810)         (5)    (137,232)          (5)      (2,418)
    Financing activities                       123,851      167,252      150,373          (5)     120,417           (5)      (3,324)

Funds from operations (6):
   Net income (loss) applicable to
        common shareholders                  $  35,342    $  24,250    $  21,136   $  13,618    $   8,618    $  10,789    $  (3,285)
   Depreciation and amortization                24,832       21,706       16,211      10,393       10,393        9,115        9,256
   Equity in net (income) loss of joint
    ventures                                    (8,710)        (486)         186         347          347          326          526
Joint venture funds from operations             13,172        1,364          217         105          105           70         (130)
   Gain on sales of land                            --         (300)          --        (122)        (122)        (806)        (806)
Non-recurring and extraordinary items (3)           --        3,557          216          --        3,372           --           --
                                             ---------    ---------    ---------   ---------    ---------    ---------    ---------
                                             $  64,636    $  50,091    $  37,966   $  24,341    $  22,713    $  19,494    $   5,561
                                             =========    =========    =========   =========    =========    =========    =========
Weighted average number of common
   shares outstanding                           21,142       18,780       15,806      12,391       11,383       11,618


(1) As described in the consolidated financial statements, the Company acquired 5 properties, 20 properties (10 of which are owned through joint ventures), 14 properties and 17 properties in 1996, 1995, 1994 and 1993, respectively.

(2) Pro forma adjustments reflect only those adjustments associated with the Company's IPO and do not include the pro forma adjustments associated with the secondary offerings and acquisitions in 1994 and 1993.

(3) The non-recurring charges in 1993 relate to costs incurred in connection with the transfer of the initial properties (primarily transfer taxes and title insurance costs) and the 1993 extraordinary item relates to debt prepayment fees and write-off of deferred finance costs. In 1995 and 1994, the extraordinary charges relate primarily to the write-off of deferred finance costs.

(4)  Represents annualized dividend rate as declared by the Board of Directors.

(5)  Pro forma information has not been presented.

(6) Industry analysts generally consider funds from operations (`FFO") to be an appropriate measure of the performance of an equity REIT. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO is defined generally as net income applicable to common shareholder excluding gains (losses) on sale of property, non-recurring charges and extraordinary items, adjusting for certain noncash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company's proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is currently used by NAREIT. Certain other real estate companies may calculate FFO in a different manner.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations.

--------------------------------------------------------------------------------
                COMPARISON OF 1996 TO 1995 RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

REVENUES FROM OPERATIONS

Total revenues increased $23.1 million, or 21.4%, to $130.9 million for the year ended December 31, 1996 as compared to $107.8 million for the year ended December 31, 1995. Base and percentage rents for 1996 increased $13.8 million or 16.4% to $98.2 million as compared to $84.4 million in 1995. Approximately $2.5 million of the increase in base and percentage rental income is the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1995), an increase of 3.3% over 1995 revenues from Core Portfolio Properties. The 15 shopping centers acquired by the Company in 1996 and 1995 contributed $10.5 million of additional revenue and the three new shopping center developments contributed $2.3 million. The above increases were offset by the transfer of two properties to a joint venture which reduced revenue by $0.8 million and a decrease in business center base rents of $0.7 million. Included in the rental revenues is approximately $0.7 million of revenue resulting from the recognition of straight line rents primarily associated with recent acquisitions and developments. At December 31, 1996, the occupancy rate of the Company's shopping centers was at 94.8% as compared to 96.3% at December 31, 1995. Contributing to the decrease in occupancy was the Company's decision to terminate the leases of two Wal-Mart stores in Winchester and Martinsville, Virginia at the end of June 1996. The former Wal-Mart space in each center has been leased to a variety of tenants at higher rents commencing in the fourth quarter of 1996 and first half of 1997. The Company has entered into additional leases with anchor tenants aggregating in excess of 240,000 square feet of vacant space including the above mentioned Wal-Mart space which effectively adjusts the existing occupancy rate to 96.0%. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $7.85 at December 31, 1996 as compared to $7.61 at December 31, 1995. During 1996, aggregate same store sales, for tenants reporting sales, increased 3.9% to $225.18 per square foot as compared to $216.70 per square foot in 1995.

The increase in recoveries from tenants of $4.9 million is directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 1996 and 1995 shopping center acquisitions and developments. Recoveries were approximately 90.4% of operating expenses and real estate taxes as compared to 88.8% in 1995.

Management fee income and other income increased by approximately $4.5 million which generally relates to an increase in management fee income of approximately $2.1 million, associated with the formation of the Community Center Joint Ventures and the OSTRS Joint Venture and an increase in lease termination income of approximately $2.4 million.

EXPENSES FROM OPERATIONS

Rental operating and maintenance expenses for the year ended December 31, 1996 increased $3.0 million, or 33.0% to $12.1 million as compared to $9.1 million for the year ended December 31, 1995. An increase of $2.3 million is attributable to the 18 shopping centers acquired and developed in 1996 and 1995 and an increase of $0.7 million in the Core Portfolio Properties, primarily attributed to higher repair and maintenance costs and snow removal costs in 1996 as compared to 1995.

Real estate taxes increased $2.0 million, or 16.0%, to $14.5 million for the year ended December 31, 1996 as compared to $12.5 million in 1995. This increase is related to the 18 shopping centers acquired and developed in 1996 and 1995.

General and administrative expenses increased $2.0 million, or 32.3% to $8.4 million for the year ended December 31, 1996 as compared to $6.4 million in 1995. The increase is attributable to the growth of the Company primarily related to the 1996 and 1995 acquisitions, joint ventures, expansions and developments. During the fourth quarter of 1995, the Company expanded its leasing staff and added three regional vice presidents of leasing and through-out 1996 opened seven new regional leasing and operations offices in various cities throughout the country. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space.

Depreciation and amortization expense increased $3.2 million, or 14.6%, to $25.1 million for the year ended December 31, 1996 as compared to $21.9 million in 1995. The increase is primarily attributable to the growth related to the 18 shopping centers acquired and developed in 1996 and 1995 which contributed $2.9 million of the increase. The remaining $0.3 million relates to the expansions and improvements associated with the Core Portfolio Properties.

Interest expense increased $0.3 million, or 1.0%, to $29.9 million for the year ended December 31, 1996 as compared to $29.6 million for the year ended December 31, 1995. The overall increase in interest expense is primarily related to the acquisition and development of shopping centers during 1996. The weighted average debt outstanding during 1996 and related weighted average interest rate was $426.5 million and 7.8% respectively, compared to $394.8 million and 8.1% respectively, during 1995. Interest capitalized in conjunction with development and expansion projects, was $3.3 million for the year ended December 31, 1996, as compared to $2.5 million in 1995.

Equity in net income of joint ventures increased $8.2 million to $8.7 million in 1996 as compared to $0.5 million in 1995. The increase is attributable to the formation of the Community Center Joint Ventures during the fourth quarter of 1995 and a joint venture with Ohio State Teachers Retirement Systems ("OSTRS") in the third quarter of 1996 which contributed $8.1 million and $0.3 million of equity in net income of joint ventures, respectively. This increase was offset by $0.2 million increase in the equity in net loss from the Martinsville, Virginia joint venture. This temporary decrease was the result of the joint venture's election to terminate its Wal-Mart lease. The former Wal-Mart space has been released to two major tenants at higher rents commencing during the fourth quarter of 1996 and the first half of 1997.

The extraordinary item which aggregated $3.6 million for the year ended December 31, 1995, is primarily related to the write-off of unamortized deferred finance costs.

NET INCOME

Net income increased $24.0 million to $49.5 million for the year ended December 31, 1996 as compared to net income of $25.5 million for the year ended December 31, 1995. The increase in net income is attributable to increased net operating revenues (total revenues less operating and maintenance, real estate taxes, rent and general and administrative expense) aggregating $16.0 million, resulting from new leasing, re-tenanting and expansion of Core Portfolio Properties, and the 18 shopping centers acquired and developed in 1995 and 1996. An additional increase of $8.2 million relates to the formation of the Community Center Joint Ventures and the OSTRS Joint Venture and an increase of $3.6 million relates to a decrease in extraordinary charges. The increase in net operating revenues and equity income from joint ventures and reduction in extraordinary charges was offset by increases in depreciation and interest expense of $3.2 million and $0.3 million, respectively, and a decrease in gain on sales of land of $0.3 million.

--------------------------------------------------------------------------------
                COMPARISON OF 1995 TO 1994 RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

REVENUES FROM OPERATIONS

Total revenues increased $25.8 million, or 31.5%, to $107.8 million for the year ended December 31, 1995 as compared to $82.0 million for the year ended December 31, 1994. Base and percentage rental revenues increased $20.0 million. Approximately $2.3 million of the increase in base and percentage rental income is the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (properties owned as of January 1, 1994) and $0.7 million is attributable to additional recoveries from tenants, primarily resulting from increased real estate taxes. The 14 shopping centers acquired by the Company in 1994 contributed $12.5 million of additional revenue and the 10 shopping centers acquired by the Company in 1995 and the three new shopping center developments contributed $9.0 million.


The increase in management fee income of $0.1 million is primarily attributable to the formation of the Community Center Joint Ventures. Other income increased by approximately $1.4 million which primarily relates to an increase in lease termination income of $0.5 million and other fee related income of $0.7 million, primarily development fees, and $0.2 million is primarily related to increases in interest income.

EXPENSES FROM OPERATIONS

Rental operating and maintenance expenses for the year ended December 31, 1995 increased $1.6 million, or 20.5% to $9.1 million as compared to $7.5 million for the year ended December 31, 1994. An increase of $1.7 million is attributable to the 27 shopping centers acquired and developed in 1995 and 1994 which was offset by a reduction of $0.1 million in the Core Portfolio Properties, primarily attributed to lower repair and maintenance costs and snow removal costs in 1995 as compared to 1994.

Real estate taxes increased $3.0 million, or 30.9%, to $12.5 million for the year ended December 31, 1995 as compared to $9.5 million for the year ended December 31, 1994. An increase of $2.1 million is related to the 27 shopping centers acquired and developed in 1995 and 1994 and an increase of $0.9 million is related to the Core Portfolio Properties.

General and administrative expenses increased $0.8 million, or 13.8% to $6.4 million for the year ended December 31, 1995 as compared to $5.6 million in 1994. The increase is attributable to the growth of the Company primarily related to the 1995 and 1994 acquisitions, expansions and developments.

Depreciation and amortization expense increased $5.7 million, or 34.9%, to $21.9 million for the year ended December 31, 1995 as compared to $16.2 million in 1994. The increase is primarily attributable to the growth related to the 27 shopping centers acquired and developed in 1994 and 1995 which contributed $4.4 million of the increase. The remaining $1.3 million relates to the expansions and improvements associated with the Core Portfolio Properties and also includes a charge in the first quarter of 1995 of $0.6 million resulting from the demolition of an existing Kmart store, with a net book value of $0.6 million. The Kmart store was replaced with a new Lowe's Home Improvement ("Lowe's") store in the fourth quarter of 1995.

Interest expense increased $8.2 million, or 38.1%, to $29.6 million for the year ended December 31, 1995 as compared to $21.4 million for the year ended December 31, 1994. An increase in interest expense of $2.6 million for the year ended December 31, 1995 is attributable to the debt assumed in conjunction with the Company's acquisitions in 1995 and 1994. An increase of $2.8 million, $7.1 million and $4.9 million is related to the Company's Debentures, Floating Rate Senior Notes and Fixed Rate Senior Notes, respectively. The aforementioned increases were offset by a decrease of $4.3 million in interest expense on the revolving credit facilities, an increase in the capitalization of interest costs aggregating $1.4 million relating to development projects and a decrease of $3.5 million which relates to principal amortization and retirement of mortgage debt relating to the Core Portfolio Properties.

Equity in net income of joint ventures increased $0.7 million to $0.5 million in 1995 as compared to a net loss of $0.2 million in 1994. The increase is attributable to the formation of Community Center Joint Ventures during the fourth quarter of 1995 which contributed $0.7 million of equity in net income of joint ventures.

The extraordinary item which aggregated $3.6 million for the year ended December 31, 1995, is primarily related to the write-off of unamortized deferred finance costs. During 1995 the Company entered into a $150 million unsecured credit facility and terminated its $150 million secured credit facility with Nomura Asset Capital Corporation. The termination of the secured facility resulted in the write-off of unamortized deferred finance costs aggregating $3.3 million. In addition, the Company terminated a $25 million secured revolving credit facility in January 1995, in conjunction with a 2,875,000 common share offering. The termination of this facility also resulted in an extraordinary charge of $0.3 million primarily related to the write-off of unamortized deferred finance costs.

NET INCOME

Net income increased $4.4 million to $25.5 million for the year ended December 31, 1995 as compared to net income of $21.1 million for the year ended December 31, 1994. The increase in net income is primarily attributable to increased net operating revenues (total revenues less operating and maintenance, real estate taxes and general and administrative expense) aggregating $20.6 million, resulting from new leasing, re-tenanting and expansion of Core Portfolio Properties, and the 27 shopping centers acquired and developed in 1995 and 1994. In addition, the formation of the Community Center Joint Ventures resulted in an increase of approximately $0.7 million and gains on sale of land aggregated $0.3 million. The aforementioned increases were offset by increases in depreciation, interest expense and extraordinary charges aggregating $5.7 million, $8.2 million, and $3.3 million, respectively.

--------------------------------------------------------------------------------
FUNDS FROM OPERATIONS
--------------------------------------------------------------------------------

Management believes that funds from operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, non-recurring charges and extraordinary items, adjusting for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company's proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is substantially the same as the definition currently used by the National Association Of Real Estate Investment Trusts ("NAREIT"). Certain other real estate companies may calculate funds from operations in a different manner. In 1996, FFO increased $14.5 million, or 28.9% to $64.6 million as compared to $50.1 million in 1995 and $38.0 million in 1994. The increases in each year are attributable to the continuing increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company's calculation of FFO is as follows:

                                                YEAR ENDED DECEMBER 31,
                                          1996           1995            1994
-------------------------------------------------------------------------------
Net income applicable to
   common shareholders(1)               $ 35,342        $ 24,250       $ 21,136
Depreciation of real property             24,832          21,706         16,211
Equity in net (income) loss of
   joint ventures                         (8,710)           (486)           186
Joint Ventures FFO(2)                     13,172           1,364            217
Gain on sales of land                         --            (300)            --
Extraordinary item                            --           3,557            216
                                        ---------------------------------------
                                        $ 64,636        $ 50,091       $ 37,966
                                        =======================================

(1) Includes straight line rental revenues of approximately $0.7 million in 1996 and $0.1 million in 1995 and none in 1994, primarily related to recent acquisitions and new developments.

(2) Joint Venture Funds From Operations are summarized as follows:

Net income (loss)(3)                    $ 17,419        $    972       $   (372)
Depreciation of real property              8,924           1,756            805
                                        ---------------------------------------
                                          26,343           2,728            433
Ownership interest                            50%             50%            50%
                                        ---------------------------------------
                                        $ 13,172        $  1,364       $    217
                                        =======================================

(3) Includes straight line rental revenue of approximately $2.3 million in 1996 and $0.4 million in 1995 and none in 1994. The Company's proportionate share of straight line rental revenues was $1.1 million in 1996 and $0.2 million in 1995.

--------------------------------------------------------------------------------
                         LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing revolving credit facilities, as well as other debt and equity alternatives will provide the necessary capital to achieve continued growth. Cash flow from operating activities for 1996 increased to $75.8 million as compared to $49.0 million in 1995. The increase is attributable to the 28 acquisitions and developments completed in 1996 and 1995, new leasing, expansion and re-tenanting of the core portfolio properties and the equity offerings completed in 1996 and 1995.

The Company satisfied its REIT requirement of distributing at least 95% of ordinary taxable income with declared common and preferred share dividends of $66.0 million in 1996 as compared to $41.8 million in 1995 and $30.4 million in 1994. Accordingly, federal income taxes were not incurred at the corporate level. The Company's common share dividend payout ratio for the year approximated 80.3% of the actual 1996 FFO as compared to 81.5% and 80.0% in 1995 and 1994, respectively.

An increase in the 1997 quarterly dividend per common share to $.63 from $.60 was approved in December 1996 by the Company's Board of Directors. It is anticipated that the new dividend level will result in a more conservative payout ratio as compared to prior years. A lower payout ratio will enable the Company to retain more capital which will be utilized toward attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

--------------------------------------------------------------------------------
                   ACQUISITIONS, DEVELOPMENTS AND EXPANSIONS
--------------------------------------------------------------------------------

During the three year period ended December 31, 1996, the Company and its joint ventures expended $1,077.6 million, net, to acquire, develop, expand, improve and re-tenant its properties as follows (in millions):

                                            1996        1995         1994
----------------------------------------------------------------------------
COMPANY:
   Acquisitions                            $113.9      $ 81.6        $179.7
   Completed Expansions                      24.6        25.8          10.9
   Developments and
     Construction in Progress                48.2        58.6          34.7
   Tenant Improvements and
     Building Renovations                     1.1         1.1           2.5
                                           ----------------------------------
                                            187.8       167.1         227.8
   Less Land Sales and Property
     Transferred to Joint Ventures          (44.5)       (5.6)           --
                                           ----------------------------------
       Company Total                        143.3       161.5         227.8
                                           ----------------------------------
JOINT VENTURES:
   Acquisitions/Transfers                    42.8       450.5            --
   Developments and
     Construction in Progress                47.1         4.5            --
   Tenant Improvements and
     Building Renovations                      --          --            .1
                                           ----------------------------------
       Joint Venture Total                   89.9       455.0            .1
                                           ----------------------------------
                                           $233.2      $616.5        $227.9
                                           ===================================

During 1996, the Company acquired five shopping centers currently aggregating
1.1 million square feet of Company owned GLA (Gross Leasable Area) at an aggregate purchase price of approximately $113.9 million.

In September 1996, the Company entered into a joint venture with OSTRS. In conjunction with the formation of the joint venture, the Company transferred to the joint venture two recently developed shopping centers with a net book value of $41.6 million and non-recourse mortgage debt aggregating $36.4 million. OSTRS funded initial cash contributions of $11.6 million, which was used to repay a portion of the non-recourse mortgage debt. In addition to owning a 50% interest in the joint venture, the Company continues to manage the two properties pursuant to a management agreement.

During 1996, the Company completed the first phase of a 520,000 square foot shopping center development in Canton, Ohio at an aggregate cost of $21.2 million. This property was transferred into the joint venture with OSTRS discussed above. The Company also completed the development of the initial phase of a shopping center in Aurora, Ohio aggregating approximately 90,000 square feet at a total cost of $4.9 million. In addition, the Company completed the development of the Independence, Missouri shopping center which is one of the three Community Center Joint Venture properties acquired while under development, in 1995, through the Homart transactions as described below. The remaining two shopping centers under development, located in Framingham, Massachusetts and Atlanta, Georgia, are in the final stages of construction. As of December 31, 1996 the majority of tenants had opened at each of these centers.

Construction has also commenced on the development of four additional shopping centers aggregating approximately 1.7 million square feet with an aggregate projected cost of approximately $117 million and include: (1) a 235,000 square foot Phase II development of the Canton, Ohio center, (2) a 500,000 square foot shopping center in Boardman, Ohio, (3) a 475,000 square foot shopping center in Stow, Ohio and (4) a 443,000 square foot shopping center in Merriam, Kansas. The Merriam, Kansas shopping center is being developed through a joint venture, formed in October 1996, which is 50% owned by the Company. All of the above shopping centers are scheduled for completion during the second half of 1997 with certain anchor tenants opening as early as the fourth quarter of 1996 and the first half of 1997. The Company continues to pursue additional development opportunities.

During 1996, the Company completed expansions aggregating approximately 375,000 square feet at an aggregate cost of approximately $24.6 million at the Company's shopping centers located in Highland Heights, Ohio; Erie, Pennsylvania; Birmingham, Alabama; North Charleston, South Carolina; Wilmington, North Carolina; Brainerd, Minnesota and Watertown, South Dakota. The Company is currently expanding seven shopping centers and will continue to pursue additional expansion opportunities. The Company and its joint ventures currently have approximately 211 acres of undeveloped land consisting of 76 parcels, primarily adjacent to its existing shopping centers, available for development, expansion or sale.

During 1995, the Company acquired ten shopping centers aggregating 1.2 million square feet of Company-owned GLA at an aggregate purchase price of approximately $81.6 million.

On November 17, 1995, the Company, in conjunction with certain venture partners described below, acquired the Homart Community Center Division of Sears, Roebuck and Co. ("Sears") from an affiliate of General Growth Properties, Inc. The Homart Community Center Division includes ten power centers which will aggregate in excess of four million square feet of GLA located in major metropolitan areas throughout the United States and several outlots and pad sites adjacent to the ten power centers and certain other power centers previously sold by Sears (the "Community Center Properties"). Construction of seven of the ten power centers was complete or substantially complete at the time of acquisition and three of the power centers were under construction.

The Company, or a wholly owned subsidiary of the Company, and its joint venture partners each purchased a 50% interest in each Community Center Joint Venture. The total purchase price for the Community Center Properties aggregated $449.2 million and was funded through $300.1 million of secured indebtedness at the joint venture level, $3.1 million of assumed net liabilities and $146.0 million of cash of which one-half each was provided by the Company and its joint venture partners. In addition, the Company paid cash of approximately $1.3 million relating to the purchase of certain rights to various development sites.

During 1995, the Company completed the first phase of a 480,000 square foot shopping center development in Erie, Pennsylvania; and the first phase of a 245,000 square foot redevelopment in Highland Heights, Ohio. The Company also completed the development of a 195,000 square foot shopping center in Xenia, Ohio.

During 1995, the Company completed over 400,000 square feet of expansions at 12 shopping centers for a total cost of approximately $25.8 million.

During 1994, the Company acquired 14 shopping centers aggregating of 3.1 million square feet of Company-owned GLA at an aggregate purchase price of approximately $179.7 million.

During 1994, the Company completed expansions at seven shopping centers aggregating approximately 258,000 square feet of GLA at an aggregate cost of approximately $10.9 million.

--------------------------------------------------------------------------------
                              FINANCING ACTIVITIES
--------------------------------------------------------------------------------

The above acquisitions, developments and expansions were financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans and debt and equity offerings. Total debt outstanding at December 31, 1996 was $478.4 million compared to $405.7 million at December 31, 1995 and $394.4 million at December 31, 1994. In 1996, the Company increased total debt by $72.7 million primarily to fund acquisitions, developments and expansions.

During 1996, the Company issued $111.7 million of senior unsecured fixed rate notes through its Medium Term Note ("MTN") program with maturities ranging from five to seven years and interest rates ranging from 6.58% to 7.42%. The Company also repaid approximately $30 million of mortgage debt with a weighted average interest rate of 8.8% which also unencumbered three shopping center properties.

In June 1996, the Company extended its $150 million unsecured revolving credit facility for an additional year, through May 1999, and reduced the current interest rate 25 basis points to LIBOR plus 1.25%. In September 1996, the Company restructured its $25 million secured revolving credit facility. This restructuring resulted in an $18.6 million ten year non-recourse mortgage loan, which was transferred into the joint venture with OSTRS, and a $10 million unsecured revolving credit facility which matures in November 1999. This restructuring resulted in the mortgage release of two of the three shopping centers which served as collateral for the $25 million secured revolving credit facility.

In January 1996, an additional 175,000 Class B Depositary preferred shares were issued, in conjunction with the underwriters over allotment option, which resulted in additional net proceeds of approximately $4.2 million. In March 1996, the Company issued 2.6 million common shares and received net proceeds of approximately $75.4 million which were used to retire debt.

A summary of the aggregate gross proceeds raised of $698.1 million through the issuance of common shares, preferred shares, senior unsecured notes and subordinated convertible debentures during the three year period ended December 31, 1996 is as follows (in millions):

                                        1996         1995          1994
-------------------------------------------------------------------------------
EQUITY:
  Common Shares                        $ 75.6       $ 81.2       $ 15.8
  Class A Preferred Shares                 --        105.4           --
  Class B Preferred Shares                4.4         40.0           --
                                       ----------------------------------------
    Total Equity                         80.0        226.6         15.8
                                       ----------------------------------------
DEBT:
  Senior Fixed Rate Notes               111.7        104.0           --
  Senior Variable Rate Notes               --           --        100.0
  Subordinated Convertible Debentures      --           --         60.0
                                       ----------------------------------------
    Total Debt                          111.7        104.0        160.0
                                       ----------------------------------------
                                       $191.7       $330.6       $175.8
                                       ========================================

In addition to the above financings, the Community Center Joint Ventures entered into mortgage loans for up to $330 million during 1995. At December 31, 1996 and 1995 outstanding borrowings associated with the Community Center Joint Ventures aggregated $319.5 and $303.3, respectively.

At December 31, 1996, the Company's capitalization consisted of $478.4 million of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $180.1 million), $149.8 of preferred stock and $805.0 million of market equity (market equity is defined as common shares outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 1996 of $37-1/8) resulting in a debt to total market capitalization ratio of .33 to 1.0 compared to the ratios of .36 to 1.0 and .44 to 1.0 at December 31, 1995 and 1994, respectively. At December 31, 1996, the Company's total debt consisted of $379.8 million of fixed rate debt, and $98.6 million of variable rate debt.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. In June 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission under which $400 million of debt securities, preferred shares or common shares may be issued. As of December 31, 1996, the Company had $341.3 million available under its shelf registration statement. In addition as of December 31, 1996 the Company had $64.5 million available under its $160 million of unsecured revolving credit facilities. On December 31, 1996, the Company also had 90 operating properties with $97.7 million or 70.3% of the total revenue for the year ended December 31, 1996 which were unencumbered thereby providing a potential collateral base for future borrowings.

On January 14, 1997, the Company completed the sale of 3.4 million common shares at an offering price of $36-5/8 which resulted in net proceeds of approximately $116 million which were used to repay the $95.5 million of outstanding revolving credit borrowings and for general corporate purposes. On January 14, 1997, the Company's capitalization consisted of $382.8 million of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $180.1 million), $149.8 of preferred stock and $916.9 million of market equity (based on the offering price of $36-5/8) resulting in a debt to total market capitalization ratio of .26 to 1.0. As of January 14, 1997, the Company had $218.6 million available under its shelf registration statement.

--------------------------------------------------------------------------------
                                    INFLATION
--------------------------------------------------------------------------------

Substantially all of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than ten years, which permits the Company to seek to increase rents upon re-rental at market rates. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

At December 31, 1996, approximately 79.4% of the Company's debt (excluding joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 4.8 years and a weighted average interest rate of approximately 7.8%. The remainder of the Company's debt bears interest at variable rates, with a weighted average maturity of approximately 2.6 years and a weighted average interest rate of approximately 6.9%. As of December 31, 1996, the Company's Community Center Joint Ventures had variable rate debt aggregating approximately $319.5 million in the form of bridge loans which are expected to be converted to long-term fixed rate debt through securitizations during the second quarter of 1997. The Company's OSTRS Joint Venture had variable rate debt aggregating $24.8 million. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities in order to initially fund future acquisitions of shopping centers. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

The Community Center Joint Ventures have entered into swap agreements with major financial institutions as a hedge against increasing interest rates associated with the joint ventures' proposed upcoming securitization. The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes. Accordingly, the cost of obtaining such protection agreements in relation to the Company's access to capital markets will continue to be evaluated.
--------------------------------------------------------------------------------
                               ECONOMIC CONDITIONS
--------------------------------------------------------------------------------

Many regions of the United States, including regions in which the Company owns property, have experienced varying degrees of economic recession. A continuation of the economic recession, or further adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The shopping centers are typically anchored by discount department stores (usually Wal-Mart, Kmart or JCPenney), supermarkets and drug stores which usually offer day-to-day necessities, rather than high-priced luxury items. Since these merchants typically perform better in an economic recession than those who market high priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

During 1996 and 1995, certain national and regional retailers have experienced financial difficulties and several have filed for protection under bankruptcy laws. Although the Company has experienced an increase in the number of tenants filing for protection under bankruptcy laws, no significant bankruptcies have occurred through February 21, 1997 with regard to the Company's portfolio of tenants.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is included in a separate section at the end of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Board of Directors of the Company consists of seven members. As required by the Company's amended and restated Articles of Incorporation, four of the Company's directors are "Independent', as defined therein. All directors of the Company serve terms of one year or until the election of their respective successors. Officers of the Company serve at the pleasure of the Board.

         The Board of Directors has control of the management of the Company and its property and the disposition thereof and is responsible for the general policies of the Company and the general supervision of the Company's activities conducted by its officers, agents, employees, advisors, managers or independent contractors as may be necessary in the course of the Company's business.

         The following table sets forth certain information with respect to the directors, nominees for director and executive officers of the Company as of March 14, 1997:

       Name                     Age            Position and Office with the Company
       ----                     ---            ------------------------------------
  Scott A. Wolstein             44          Chairman of the Board of Directors and Chief
                                            Executive Officer and a Director
  James A. Schoff               51          Executive Vice President, Chief Operating Officer
                                            and a Director
  John R. McGill                42          Vice President and Director of Development
  Joan U. Allgood               44          Vice President and General Counsel
  Loren F. Henry                49          Vice President and Director of Management
  William H. Schafer            39          Vice President and Chief Financial Officer
  Walter H. Teninga             69          Director
  William N. Hulett III         53          Director
  Alan Bobman                   36          Regional Vice President of Leasing
  Steven M. Dorsky              39          Regional Vice President of Leasing
  Robin R. Walker               40          Regional Vice President of Leasing
  Ethan Penner                  35          Director
  Albert T. Adams               46          Director
  Dean S. Adler                 40          Nominee for Director

         Messrs. Wolstein and Schoff have served as directors of the Company since November of 1992, and Messrs. Teninga, and Hulett have served as directors of the Company since the IPO in February 1993. Messrs. Penner and Adams have served as directors of the Company since 1996. Mr. Adler is a nominee for election as a director at the Company's 1997 annual meeting of shareholders currently scheduled to be held on May 12, 1997.

         Scott A. Wolstein has been the President, Chief Executive Officer and a Director of the Company since its organization and assumed the responsibilities of Chairman of the Board of Directors in February 1997. Prior to the organization of the Company, Mr. Wolstein was a principal and executive officer of its predecessor entities since before 1992. Mr. Wolstein is a graduate of the Wharton School at the University of Pennsylvania and of the University of Michigan Law School. Following his graduation from the University of Michigan Law School, Mr. Wolstein was associated with the Cleveland law firm of Thompson, Hine & Flory. He has served as President of the Board of Trustees of the United Cerebral Palsy Association of Greater Cleveland and as a member of the Board of The Great Lakes Theater Festival, Neighborhood Progress, Inc., The Park Synagogue, Cleveland's Convention and Visitors Bureau of Greater Cleveland and Bellefaire. He is currently a member of the Board of Trustees of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers and serves as the General Co-Chairman of the Cleveland Campaign for the State of Israel Bonds. He is also a member of the Young Presidents Organization, the Urban Land Institute, the National Realty Committee, and the Wharton Real Estate Center.

         James A. Schoff has been Executive Vice President, Chief Operating Officer and a Director of the Company since its organization. After graduating from Hamilton College and Cornell University Law School, Mr. Schoff practiced law with the firm of Thompson, Hine and Flory where he specialized in the acquisition and syndication of real estate properties. Mr. Schoff serves as a member of the Board of Trustees of the Western Reserve Historical Society, the Children's Aid Society and the Cleveland Ballet.

         John R. McGill has been affiliated with the Company and its predecessor entities since 1969. During his tenure with the Company he has been involved with the coordination and development of in excess of 65 of their properties, including land acquisition, major tenant leases, and the overall development program. Mr. McGill has been a Vice President and Director of Development of the Company since April 1993.

         Joan U. Allgood has been a Vice President and General Counsel of the Company since its organization as a public company and General Counsel of its predecessor entities since 1987. Mrs. Allgood practiced law with the firm of Thompson, Hine and Flory from 1983 to 1987, and is a graduate of Denison University and Case Western Reserve University School of Law.

         Loren F. Henry has been a Vice President, Director of Management of the Company since its organization as a public Company and served as President of one of its predecessor entities since 1984. Mr. Henry earned a Bachelor of Arts degree in Business Administration and Mathematics from Winona State College.

         William H. Schafer has been a Vice President and Chief Financial Officer of the Company since its organization as a public company and the Chief Financial Officer of its predecessor entities since April 1992. Mr. Schafer joined the Cleveland, Ohio office of the Price Waterhouse LLP accounting firm in 1983 and served there as a Senior Manager from July 1990 until he joined the organization in 1992. Mr. Schafer graduated from the University of Michigan with a Bachelor of Arts degree in Business Administration.

         Alan Bobman joined the Company in October 1995 as Regional Vice President of Leasing. Mr. Bobman was previously Divisional Director of Real Estate at Charming Shoppes, Inc. which operates the Fashion Bug and Fashion Bug Plus stores nationwide. He was employed at Charming Shoppes since 1985, and is an Insurance and Real Estate graduate of Penn State University.

         Steven M. Dorsky has been a Regional Vice President of Leasing since November 1995. Prior to joining the Company, he was an Assistant Vice President and Senior Leasing Associate for the Cleveland based retail brokerage and management firm, The Hausman Companies. Mr. Dorsky earned a Bachelor of Arts degree in business from Macalester College and a Masters degree in Social Administration from Case Western Reserve University - School of Applied Social Science.

         Robin R. Walker joined the Company in April 1995 and was appointed Regional Vice President of leasing in November 1995. Prior to joining the Company, Ms. Walker was president of Aroco, Inc., a retail brokerage and tenant representation firm based in Alabama. Ms. Walker attended the University of Alabama where she earned her degree in elementary education.

         Walter H. Teninga was the President and Chief Executive Officer of American Club Stores, Inc., from January 1992 to September 1993. Mr. Teninga founded the Warehouse Club, a wholesale cash-and-carry membership warehouse business, the stock of which became publicly-traded during Mr. Teninga's 10-year tenure as Chairman and Chief Executive Officer. Prior to forming the Warehouse Club, Mr. Teninga served as Vice Chairman and Chief Financial and Development Officer of Kmart Corporation, where he was employed from 1956 to 1979. He is a past president and former director of the Boys and Girls Clubs of Southeastern Michigan.

         William N. Hulett III is the Co-Chairman and Chief Executive Officer of the Rock & Roll Hall of Fame & Museum in Cleveland. From 1981 to 1993, Mr. Hulett was the President of Stouffer Hotel Company, the owner of a national hotel chain. Prior to that time, Mr. Hulett served as Vice President of Operations for Westin Hotels, based in Seattle, Washington. In December 1991, he completed a third consecutive term as chairman of the Convention and Visitors Bureau of Greater Cleveland. He is a member of the Board of Trustees of the New Cleveland Campaign, a director of the Greater Cleveland Growth Association, a director of the Boykin Lodging Company and a member of the 1992 U.S. Savings Bonds Volunteer Committee appointed by the Secretary of the U.S. Treasury. Mr. Hulett was named Business Executive of the year for 1995 by the Sales and Marketing Executives Association.

         Ethan Penner has been the President of Nomura Asset Capital Corporation (Nomura's real estate finance arm), as well as a member of Nomura's Operating Committee since 1994. Mr. Penner has also been the Executive Managing Director of Nomura Securities International, Inc. since 1994. From 1992 to 1994, Mr. Penner was President of Magellan Financial Services, an investment banking firm which he founded in 1992. Prior to founding Magellan Financial Services, Mr. Penner was a Principal at Morgan Stanley & Co., Inc. from 1987 to 1992. Mr. Penner serves as a member of the Executive Committee and Board of Directors of the National Realty Committee, a director of Nomura Asset Securities Corp., a director of Asset Securitization Corp. a member of the Urban Land Institute, a member of the Board of Trustees of the Simon Wiesenthal Center, and is a member of the Advisory Board for the Elton John Aids Foundation.

         Albert T. Adams has been a partner with the law firm of Baker & Hostetler LLP in Cleveland, Ohio, since 1984, and has been affiliated with the firm since 1977. Mr. Adams is a graduate of Harvard College, Harvard Business School and Harvard Law School. He serves as a member of the Board of Trustees of the Western Reserve Historical Society and is a Vice President of the Harvard Business School Club of Northeastern Ohio. Mr. Adams also serves as a director of Associated Estates Realty Corporation and the Boykin Lodging Company.

         Dean S. Adler is currently a partner with Lubert-Adler Partners, L.P. From 1987 through 1996 Mr. Adler was a principal and co-head of the private equity group of CMS Companies, specializing in acquiring operating businesses and real estate within the private equity market. He serves as a member of the Board of Directors of The Lane Company and Trans World Entertainment Corporation. Mr. Adler has served on such community boards as the UJA National Young Leadership Cabinet and he is currently a member of the Alexis de Tocqueville Society.

         To the Company's knowledge, based solely on review of the copies of reports required by Section 16(a) of the Securities Exchange Act of 1934 furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that the following reports were filed after the respective dates on which the reports were due to be filed:
(i) a report of change in ownership relating to the award of stock options to Messrs. Adams, Henry, Hulett, McGill, Penner, Schafer, Schoff, Teninga, B. Wolstein, S. Wolstein and Ms. Allgood, (ii) a report of change in ownership relating to the acquisition of Common Shares by Mr. S. Wolstein and (iii) a report of change in ownership relating to the exercise of stock options by Mr.
S. Dorsky and (iv) a report of change in ownership relating to the transfer of Common Shares by Mr. B. Wolstein and (v) initial reports of beneficial ownership following the election to the Board of Directors by Messrs. Adams and Penner.

Item 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to the "Executive Compensation" section of the Company's definitive proxy statement filed with respect to its annual meeting of shareholders to be held on May 12, 1997.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's definitive proxy statement filed with respect to its annual meeting of shareholders to be held on May 12, 1997.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the "Certain Transactions" section of the Company's definitive proxy statement filed with respect to its annual meeting of shareholders to be held on May 12, 1997.

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     a)   Financial Statements

          The following documents are filed as part of this report:

               Report of Independent Accountants - Developers Diversified Realty Corporation

               Consolidated Balance Sheets as of December 31, 1996 and 1995.

               Consolidated Statements of Operations for the three years ended December 31, 1996, 1995 and 1994.

               Consolidated Statements of Shareholders Equity for the years ended December 31, 1996, 1995 and 1994.

               Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

               Notes to Financial Statements

       b) Reports on Form 8-K were filed on May 31, 1996 and July 2, 1996 in which information regarding Items 2, 5 and 7 of Form 8-K was reported.

       c) Exhibits

          The following exhibits are filed as part of, or incorporated by reference into, this Report:






       Exhibit No.                                                                     Filed Herewith or
     Under Reg. S-K                 Form 10-K                                          Incorporated Herein
        Item 601                   Exhibit No.         Description                     by Reference
     --------------                -----------         -----------                     --------------------

            2                          2.1             Agreement of                    Current Report on
                                                       Purchase and Sale,              Form 8-K (Filed with
                                                       dated July 2, 1996,             the SEC on January 14,
                                                       between the Company             1997)
                                                       and Opus Corporation
                                                       for Maple Grove
                                                       Crossing Shopping
                                                       Center

            2                          2.2             Agreement of                    Current Report on
                                                       Purchase and Sale,              Form 8-K (Filed with
                                                       dated July 2, 1996,             the SEC on January 14,
                                                       between the Company             1997)
                                                       and Opus North
                                                       Corporation for
                                                       Highland Grove
                                                       Shopping Center

            2                          2.3             Agreement of                    Current Report on
                                                       Purchase and Sale,              Form 8-K (Filed with
                                                       dated July 2, 1996,             the SEC on January 14,
                                                       between the Company             1997)
                                                       and Opus South
                                                       Corporation for
                                                       Eastchase Market
                                                       Shopping Center

            2                          2.4             Agreement of                    Current Report on
                                                       Purchase and Sale,              Form 8-K (Filed with
                                                       dated July 2, 1996,             the SEC on January 14,
                                                       between the Company             1997)
                                                       and Opus Northwest,
                                                       L.L.C. for
                                                       Tanasbourne Town
                                                       Center Phase I
                                                       Shopping Center






       Exhibit No.                                                                     Filed Herewith or
     Under Reg. S-K                 Form 10-K                                          Incorporated Herein
        Item 601                   Exhibit No.                   Description           by Reference
     --------------                -----------                   -----------           --------------------
            2                          2.5             Agreement of                    Current Report on
                                                       Purchase and Sale,              Form 8-K (Filed with
                                                       dated July 2, 1996,             the SEC on January 14,
                                                       between the Company             1997)
                                                       and Opus Southwest
                                                       Corporation for
                                                       Arrowhead Crossing
                                                       Shopping Center

            3                          3.1             Amended and Restated            Form S-11 Registration
                                                       Articles of                     No. 33-54930 (Filed
                                                       Incorporation of the            with SEC on November
                                                       Company                         23, 1992; see Exhibit
                                                                                       3.1 therein)

            3                          3.2             Amendments to                   Annual Report on Form
                                                       Amended and Restated            10-K (Filed with the
                                                       Articles of                     SEC on March 30,
                                                       Incorporation of the            1996)
                                                       Company

            3                          3.3             Amendment to                    Current Report on
                                                       Amended and Restated            Form 8-K (Filed with
                                                       Articles of                     the SEC on January 14,
                                                       Incorporation                   1997)

            3                          3.4             Code of Regulations of          Form S-11 Registration
                                                       the Company                     No. 33-54930 (Filed
                                                                                       with the SEC on
                                                                                       November 23, 1992;
                                                                                       see Exhibit 3.2 therein)

            3                          3.5             Amendment to Code               Annual Report on Form
                                                       of Regulations of the           10-K (Filed with the
                                                       Company                         SEC on March 30,
                                                                                       1996)

            3                          3.6             Amendment to Code               Current Report on
                                                       of Regulations of the           Form 8-K (Filed with
                                                       Company                         the SEC on January 14,
                                                                                       1997)




       Exhibit No.                                                                     Filed Herewith or
     Under Reg. S-K                 Form 10-K                                          Incorporated Herein
        Item 601                   Exhibit No.               Description               by Reference
     --------------                -----------               -----------               --------------------
            4                          4.1             Specimen Certificate            Form S-11 Registration
                                                       for Common Shares               No. 33-54930 (Filed
                                                                                       with the SEC on
                                                                                       November 23, 1992;
                                                                                       see Exhibit 4.1 therein)

            4                          4.2             Specimen Certificate            Annual Report on Form
                                                       for Depositary Shares           10-K (Filed with the
                                                       Relating to 9.5% Class          SEC on March 30,
                                                       A Cumulative                    1996)
                                                       Redeemable Preferred
                                                       Shares

            4                          4.3             Specimen Certificate            Annual Report on Form
                                                       for 9.5% Class A                10-K (Filed with the
                                                       Cumulative                      SEC on March 30,
                                                       Redeemable Preferred            1996)
                                                       Shares

            4                          4.4             Specimen Certificate            Annual Report on Form
                                                       for Depositary Shares           10-K (Filed with the
                                                       Relating to 9.44%               SEC on March 30,
                                                       Class B Cumulative              1996)
                                                       Redeemable Preferred
                                                       Shares

            4                          4.5             Specimen Certificate            Annual Report on Form
                                                       for 9.44% Class B               10-K (Filed with the
                                                       Cumulative                      SEC on March 30,
                                                       Redeemable Preferred            1996)
                                                       Shares

            4                          4.6             Credit Agreement                Form 10-QA (Filed
                                                       dated as of May 1,              with the SEC on May
                                                       1995 among the                  16, 1995; See Exhibit
                                                       Company, the First              4.2 therein)
                                                       National Bank of
                                                       Chicago and the First
                                                       National Bank of
                                                       Boston.




       Exhibit No.                                                                     Filed Herewith or
     Under Reg. S-K                 Form 10-K                                          Incorporated Herein
        Item 601                   Exhibit No.                Description              by Reference
     --------------                -----------                -----------              --------------------
            4                          4.7             Form of                         Form S-11 Registration
                                                       Indemnification                 No. 33-54930 (Filed
                                                       Agreement                       with the SEC on
                                                                                       November 23, 1992;
                                                                                       see Exhibit 4.2 therein)

            4                          4.8             Indenture dated as of           Current Report on
                                                       May 1, 1994 by and              Form 8-K (Filed with
                                                       between the Company             the SEC on May 27,
                                                       and Chemical Bank, as           1994)
                                                       Trustee

            4                          4.9             Indenture dated as of           Current Report on
                                                       May 1, 1994 by and              Form 8-K (Filed with
                                                       between the Company             the SEC on December
                                                       and National City               5, 1994)
                                                       Bank, as Trustee (the
                                                      "NCB Indenture")

            4                         4.10             First Supplement to             Annual Report on Form
                                                       NCB Indenture                   10-K (Filed with the
                                                                                       SEC on March 30,
                                                                                       1996)

            4                         4.11             Specimen 7%                     Annual Report on Form
                                                       Convertible                     10-K (Filed with the
                                                       Subordinated                    SEC on April 1, 1995)
                                                       Debentures due 1999

            4                         4.12             Specimen Senior Note            Annual Report on Form
                                                       due 2000                        10-K (Filed with the
                                                                                       SEC on March 30,
                                                                                       1996)

            4                         4.13             Building and Loan               Annual Report on Form
                                                       Agreement dated as of           10-K (Filed with the
                                                       November 17, 1995               SEC on March 30,
                                                       among Community                 1996)
                                                       Center Two L.L.C.
                                                       and certain other
                                                       parties named therein


       Exhibit No.                                                                     Filed Herewith or
     Under Reg. S-K                 Form 10-K                                          Incorporated Herein
        Item 601                   Exhibit No.                   Description           by Reference
     --------------                -----------                   -----------           --------------------
            4                         4.14             Loan Agreement dated            Annual Report on Form
                                                       as of November 17,              10-K (Filed with the
                                                       1995 among                      SEC on March 30,
                                                       Community Center                1996)
                                                       One L.L.C. and
                                                       certain other parties
                                                       named therein

            4                         4.15             Amendment dated                 Current Report on
                                                       June 18, 1996, to the           Form 8-K (Filed with
                                                       Credit Agreement,               the SEC on January 14,
                                                       dated as of May 1,              1997)
                                                       1995, among the
                                                       Company, the First
                                                       National Bank of
                                                       Chicago and the First
                                                       National Bank of
                                                       Boston

            4                         4.16             Revolving Credit                Exhibit 4.16 filed herewith
                                                       Facility, dated as of
                                                       November 13, 1996,
                                                       among the Company
                                                       and National City
                                                       Bank

           10                         10.1             Registration Rights             Form S-11 Registration
                                                       Agreement                       No. 33-54930 (Filed
                                                                                       with the SEC on
                                                                                       November 23, 1992;
                                                                                       see Exhibit 10.1
                                                                                       therein)

           10                         10.2             Stock Option Plan               Form S-8 Registration
                                                                                       No. 33-74562 (Filed
                                                                                       with the SEC on
                                                                                       January 28, 1994; see
                                                                                       Exhibit 4(a) therein)



       Exhibit No.                                                                     Filed Herewith or
     Under Reg. S-K                 Form 10-K                                          Incorporated Herein
        Item 601                   Exhibit No.                   Description           by Reference
     --------------                -----------                   -----------           --------------------
           10                         10.3             Employment                      Form S-11 Registration
                                                       Agreement between               No. 33-54930 (Filed
                                                       the Company and Scott           with the SEC on
                                                       A. Wolstein                     November 23, 1992;
                                                                                       see Exhibit 10.3
                                                                                       therein)

           10                         10.4             Employment                      Form S-11 Registration
                                                       Agreement between               No. 33-54930 (Filed
                                                       the Company and                 with the SEC on
                                                       James A. Schoff                 November 23, 1992;
                                                                                       see Exhibit 10.4
                                                                                       therein)

           10                         10.5             Limited Partnership             Annual Report on Form
                                                       Agreement dated as of           10-K (Filed with the
                                                       November 16, 1995               SEC on March 30,
                                                       among DD                        1996)
                                                       Community Centers
                                                       Three, Inc. and certain
                                                       other parties named
                                                       therein

           10                         10.6             Amended and Restated            Annual Report on Form
                                                       Limited Liability               10-K (Filed with the
                                                       Company Agreement               SEC on March 30,
                                                       dated as of November            1996)
                                                       17, 1995 among DD
                                                       Community Centers
                                                       One, Inc. and certain
                                                       other parties named
                                                       therein

           10                         10.7             Amended and Restated            Annual Report on Form
                                                       Limited Liability               10-K (Filed with the
                                                       Company Agreement               SEC on March 30,
                                                       dated as of November            1996)
                                                       17, 1995 among DD
                                                       Community Centers
                                                       Two, Inc. and certain
                                                       other parties named
                                                       therein


       Exhibit No.                                                                     Filed Herewith or
     Under Reg. S-K                 Form 10-K                                          Incorporated Herein
        Item 601                   Exhibit No.                   Description           by Reference
     --------------                -----------                   -----------           --------------------
           10                         10.8             Limited Liability               Annual Report on Form
                                                       Company Agreement               10-K (Filed with the
                                                       dated as of November            SEC on March 30,
                                                       17, 1995 among the              1996)
                                                       Company and certain
                                                       other parties named
                                                       therein

           10                         10.9             Purchase and Sale               Annual Report on Form
                                                       Agreement dated as of           10-K (Filed with the
                                                       October 16, 1995                SEC on March 30,
                                                       among the Company               1996)
                                                       and certain other
                                                       parties named therein

           10                         10.10            Directors' Deferred             Annual Report on Form
                                                       Compensation Plan               10-K (Filed with the
                                                                                       SEC on April 1, 1995)

           10                         10.11            Elective Deferred               Annual Report on Form
                                                       Compensation Plan               10-K (Filed with the
                                                                                       SEC on April 1, 1995)

           10                         10.12            Developers Diversified          Current Report on
                                                       Realty Corporation              Form 8-K (Filed with
                                                       Equity-Based Award              the SEC on January 14,
                                                       Plan                            1997)

           12                         12.1             Computation of Ratio            Form S-3 Registration
                                                       of Earnings to Fixed            No. 33-94182 (Filed
                                                       Charges                         with the SEC on June
                                                                                       30, 1995; see Exhibit
                                                                                       12 therein)


       Exhibit No.                                                                     Filed Herewith or
     Under Reg. S-K                 Form 10-K                                          Incorporated Herein
        Item 601                   Exhibit No.                   Description           by Reference
     --------------                -----------                   -----------           --------------------
           21                         21.1             List of subsidiaries            Exhibit 21.1 filed herewith

           23                         23.1             Consent of Price                Exhibit 23.1 filed herewith
                                                       Waterhouse




                                   SIGNATURES

--------------------------------------------------------------------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                DEVELOPERS DIVERSIFIED REALTY CORPORATION

                By: /s/ Scott A. Wolstein
                    -------------------------------------------------
              Scott A. Wolstein, Chairman, President and Chief Executive Officer

              Date:       March 28, 1997
                   ---------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of March, 1996.


/s/ Scott A. Wolstein                       Chairman, President, Chief Executive Officer and Director
---------------------------------           (principal executive officer)
Scott A. Wolstein


/s/ James A. Schoff                         Executive Vice President, Chief Operating
---------------------------------           Officer and Director
James A. Schoff


/s/ William H. Schafer                      Vice President and Chief Financial Officer
---------------------------------           (principal financial and accounting officer)
William H. Schafer


/s/ William N. Hulett III                   Director
---------------------------------
William N. Hulett III


/s/  Walter H. Teninga                      Director
---------------------------------
Walter H. Teninga


/s/ Albert T. Adams                         Director
---------------------------------
Albert T. Adams


/s/ Ethan Penner                            Director
---------------------------------
Ethan Penner

                          INDEX TO FINANCIAL STATEMENTS


DEVELOPERS DIVERSIFIED REALTY CORPORATION

                                                                                              Page
                                                                                              ----
Financial Statements:

         Report of Independent Accountants .............................................       F-2
         Balance Sheets at December 31, 1996 and 1995 ..................................       F-3
         Statements of Operations for the three years ended
            December 31, 1996 ..........................................................       F-4
         Statement of Changes in Shareholders' Equity for the three
           years ended December 31, 1996 ...............................................       F-5
         Statements of Cash Flows for the three years ended
            December 31, 1996 ..........................................................       F-6
         Notes to Financial Statements .................................................       F-7

         Financial Statement Schedules:

               II  -  Valuation and Qualifying Accounts for the three
                      years ended December 31, 1996 ....................................       F-23
              III  -  Real Estate and Accumulated Depreciation at
                      December 31, 1996 ................................................       F-24

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Developers Diversified Realty Corporation



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Developers Diversified Realty Corporation ("Company") and its subsidiaries at Decembers 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Cleveland, Ohio
February 21, 1997


CONSOLIDATED BALANCE SHEETS

DECEMBER 31,                                                                    1996                 1995
-------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------
Real estate rental property:
   Land                                                                    $ 122,696,277        $ 109,325,006
   Land under development                                                     27,304,847           18,440,812
   Buildings                                                                 798,476,568          688,122,876
   Fixtures and tenant improvements                                           14,805,101           13,677,643
   Construction in progress                                                   28,364,167           18,806,999
--------------------------------------------------------------------------------------------------------------
                                                                             991,646,960          848,373,336
   Less accumulated depreciation                                            (142,039,284)        (120,040,503)
--------------------------------------------------------------------------------------------------------------
   Real estate, net                                                          849,607,676          728,332,833
Cash and cash equivalents                                                         12,600               12,100
Accounts receivable, net                                                      11,438,806            6,961,058
Advances to and investments in joint ventures                                106,795,688           83,190,388
Deferred charges, net                                                          4,296,042            4,950,470
Other assets                                                                   2,975,128            6,612,680
--------------------------------------------------------------------------------------------------------------
                                                                           $ 975,125,940        $ 830,059,529
LIABILITIES AND SHAREHOLDERS' EQUITY                                       =============        =============
--------------------------------------------------------------------------------------------------------------
Unsecured indebtedness:
   Fixed rate senior notes                                                 $ 215,492,754        $ 103,731,362
   Revolving credit facilities                                                95,500,000           65,000,000
   Subordinated convertible debentures                                        60,000,000           60,000,000
--------------------------------------------------------------------------------------------------------------
                                                                             370,992,754          228,731,362
--------------------------------------------------------------------------------------------------------------
Mortgage indebtedness:
   Banks and other financial institutions                                    107,439,535          139,643,352
   Revolving credit facilities                                                        --           22,500,000
   Construction loans                                                                 --           14,851,074
--------------------------------------------------------------------------------------------------------------
                                                                             107,439,535          176,994,426
--------------------------------------------------------------------------------------------------------------
     Total indebtedness                                                      478,432,289          405,725,788
Accounts payable and accrued expenses                                         20,920,765           17,530,130
Other liabilities                                                              6,436,667            2,642,148
--------------------------------------------------------------------------------------------------------------
                                                                             505,789,721          425,898,066
--------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
   Class A 9.5% cumulative redeemable preferred
    shares, without par value, $250 liquidation value;
    1,500,000 shares authorized; 421,500 shares
    issued and outstanding at December 31, 1996 and 1995                     105,375,000          105,375,000
   Class B 9.44% cumulative redeemable preferred shares,
    without par value,  $250 liquidation value; 1,500,000
    shares authorized; 177,500 and 160,000 shares issued
    and outstanding at December 31, 1996 and 1995, respectively               44,375,000           40,000,000
   Common shares, without par value, $.10 stated value; 50,000,000 shares authorized; 21,682,917 and 18,968,943 shares issued and
    outstanding at December 31, 1996 and 1995, respectively                    2,168,292            1,896,894
   Paid-in-capital                                                           369,417,186          291,843,152
   Accumulated dividends in excess of net income                             (51,384,259)         (34,953,583)
--------------------------------------------------------------------------------------------------------------
                                                                             469,951,219          404,161,463
   Less: Unearned compensation - restricted stock                               (615,000)               --
--------------------------------------------------------------------------------------------------------------
                                                                             469,336,219          404,161,463
                                                                           -------------        -------------
                                                                           $ 975,125,940        $ 830,059,529
                                                                           =============        =============

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31,                                1996           1995                    1994
--------------------------------------------------------------------------------------------------------------
Revenues from operations:
   Minimum rents                                         $  95,835,619   $  82,721,794          $  62,745,077
   Percentage and overage rents                              1,862,144       1,662,698              1,593,872
   Recoveries from tenants                                  24,577,941      19,255,301             14,941,032
   Management fee income                                     2,631,745         555,881                478,701
   Other                                                     5,998,349       3,609,588              2,214,955
--------------------------------------------------------------------------------------------------------------
                                                           130,905,798     107,805,262             81,973,637
--------------------------------------------------------------------------------------------------------------
Rental operation expenses:
   Operating and maintenance                                12,098,219       9,097,557              7,548,947
   Real estate taxes                                        14,589,394      12,592,989              9,647,631
   General and administrative                                8,435,616       6,378,482              5,604,985
   Interest                                                 29,888,287      29,595,157             21,423,027
   Depreciation and amortization                            25,061,772      21,865,122             16,210,728
--------------------------------------------------------------------------------------------------------------
                                                            90,073,288      79,529,307             60,435,318
--------------------------------------------------------------------------------------------------------------
Income before equity in net income (loss)
   of joint ventures, gain on sales of land and
   extraordinary item                                       40,832,510      28,275,955             21,538,319
Equity in net income (loss) of joint ventures                8,709,725         486,098               (186,017)
Gain on sales of land                                               --         299,666                     --
--------------------------------------------------------------------------------------------------------------
Income before extraordinary item                            49,542,235      29,061,719             21,352,302
--------------------------------------------------------------------------------------------------------------
Extraordinary item - extinguishment of debt -
   deferred finance costs written off                               --      (3,556,875)              (216,244)
--------------------------------------------------------------------------------------------------------------
Net income                                               $  49,542,235   $  25,504,844          $  21,136,058
==============================================================================================================
Net income applicable to common shareholders             $  35,342,610   $  24,249,405          $  21,136,058
                                                         =====================================================
Per share data:
   Earnings per common share - primary
     Income before extraordinary item                    $        1.67   $        1.48          $        1.35
     Extraordinary item                                             --           (0.19)                 (0.01)
--------------------------------------------------------------------------------------------------------------
     Net income                                          $        1.67   $        1.29          $        1.34
==============================================================================================================
   Earnings per common share - fully diluted
     Income before extraordinary item                    $        1.66   $        1.47          $        1.34
     Extraordinary item                                             --           (0.19)                 (0.01)
--------------------------------------------------------------------------------------------------------------
     Net income                                          $        1.66   $        1.28          $        1.33
==============================================================================================================

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 COMMON        CLASS A       CLASS B                        ACCUMULATED
                                                 SHARES      PREFERRED      PREFERRED                       DIVIDENDS IN
                                              ($.10 STATED  SHARES ($250   SHARES ($250      PAID-IN         EXCESS OF
                                                  VALUE     STATED VALUE   STATED VALUE)      CAPITAL       NET INCOME
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                     $1,556,806   $         --   $         --   $ 205,020,925    $ (9,460,113)
Issuance of 9,233 common shares
   for cash - exercise of stock options               922             --             --         201,984              --
Issuance of 808 common shares
   related to employee 401(k) plan                     81             --             --          22,935              --
Issuance of 500,000 common shares
   for cash - underwritten offering                50,000             --             --      15,362,500              --
Net income                                             --             --             --              --      21,136,058
Dividends declared                                     --             --             --              --     (30,383,729)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                      1,607,809             --             --     220,608,344     (18,707,784)
Issuance of 11,398 common shares for
   cash - exercise of stock options                 1,140             --             --         249,617              --
Issuance of 1,744 common shares
   related to employee 401(k) plan                    174             --             --          49,799              --
Issuance of 2,708 common shares
   related to dividend reinvestment plan              271             --             --          67,426              --
Issuance of 2,875,000 common shares
   for cash - underwritten offering               287,500             --             --      76,218,750              --
Issuance of 421,500 class A preferred shares
   for cash - underwritten offering                    --    105,375,000             --      (3,883,639)             --
Issuance of 160,000 class B preferred shares
   for cash - underwritten offering                    --             --     40,000,000      (1,467,145)             --
Net income                                             --             --             --              --      25,504,844
Dividends declared - common shares                     --             --             --              --     (40,959,043)
Dividends declared - preferred shares                  --             --             --              --        (791,600)
------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                      1,896,894    105,375,000     40,000,000     291,843,152     (34,953,583)
Issuance of 71,378 common shares
   for cash - exercise of stock options             7,138             --             --       1,683,127              --
Issuance of 1,671 common shares
   related to employee 401(k) plan                    167             --             --          52,151              --
Issuance of 4,425 common shares
   related to dividend reinvestment plan              443             --             --         137,299              --
Issuance of 25,000 common shares
   related to restricted stock plan                 2,500             --             --         766,250              --
Issuance of 2,611,500 common shares
   for cash - underwritten offering               261,150             --             --      75,128,157              --
Issuance of 17,500 class B preferred
   shares for cash - underwritten offering             --             --      4,375,000        (192,950)             --
Net income                                             --             --             --              --      49,542,235
Dividends declared - common shares                     --             --             --              --     (51,889,724)
Dividends declared - preferred shares                  --             --             --              --     (14,083,187)
                                               -------------------------------------------------------------------------
Balance, December 31, 1996                     $2,168,292   $105,375,000   $ 44,375,000   $ 369,417,186    $(51,384,259)
                                               =========================================================================
------------------------------------------------------------------------------------------------------------------------


                                                  RESTRICTED
                                                    STOCK            TOTAL
-----------------------------------------------------------------------------
Balance, December 31, 1993                      $         --    $ 197,117,618
Issuance of 9,233 common shares
   for cash - exercise of stock options                   --          202,906
Issuance of 808 common shares
   related to employee 401(k) plan                        --           23,016
Issuance of 500,000 common shares
   for cash - underwritten offering                       --       15,412,500
Net income                                                --       21,136,058
Dividends declared                                        --      (30,383,729)
-----------------------------------------------------------------------------
Balance, December 31, 1994                                --      203,508,369
Issuance of 11,398 common shares for
   cash - exercise of stock options                       --          250,757
Issuance of 1,744 common shares
   related to employee 401(k) plan                        --           49,973
Issuance of 2,708 common shares
   related to dividend reinvestment plan                  --           67,697
Issuance of 2,875,000 common shares
   for cash - underwritten offering                       --       76,506,250
Issuance of 421,500 class A preferred shares
   for cash - underwritten offering                       --      101,491,361
Issuance of 160,000 class B preferred shares
   for cash - underwritten offering                       --       38,532,855
Net income                                                --       25,504,844
Dividends declared - common shares                        --      (40,959,043)
Dividends declared - preferred shares                     --         (791,600)
-----------------------------------------------------------------------------
Balance, December 31, 1995                                --      404,161,463
Issuance of 71,378 common shares
   for cash - exercise of stock options                   --        1,690,265
Issuance of 1,671 common shares
   related to employee 401(k) plan                        --           52,318
Issuance of 4,425 common shares
   related to dividend reinvestment plan                  --          137,742
Issuance of 25,000 common shares
   related to restricted stock plan                 (615,000)         153,750
Issuance of 2,611,500 common shares
   for cash - underwritten offering                       --       75,389,307
Issuance of 17,500 class B preferred
   shares for cash - underwritten offering                --        4,182,050
Net income                                                --       49,542,235
Dividends declared - common shares                        --      (51,889,724)
Dividends declared - preferred shares                     --      (14,083,187)
                                               ------------------------------
Balance, December 31, 1996                     $    (615,000)   $ 469,336,219
                                               ==============================
-----------------------------------------------------------------------------


The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        1996             1995             1994
----------------------------------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
   Net income                                                                      $  49,542,235    $  25,504,844    $  21,136,058
   Adjustments to reconcile net income to net cash flow
     provided by operating activities:
       Depreciation and amortization                                                  25,061,772       21,865,122       16,210,728
       Amortization of deferred finance costs                                          1,685,657        1,749,155        1,202,928
       Write-off of deferred finance costs                                                    --        3,512,773          202,556
       Equity in net (income) loss of joint ventures                                  (8,709,725)        (486,098)         186,017
       Cash distributions from joint ventures                                          8,645,772               --               --
       Gain on sales of land                                                                  --         (299,666)              --
       Net change in accounts receivable                                              (4,477,748)      (2,835,037)      (1,373,815)
       Net change in accounts payable and accrued expenses                             1,060,896        2,698,798        1,833,269
       Net change in other operating assets and liabilities                            3,011,331       (2,670,639)        (285,852)
----------------------------------------------------------------------------------------------------------------------------------
         Total adjustments                                                            26,277,955       23,534,408       17,975,831
----------------------------------------------------------------------------------------------------------------------------------
   Net cash flow provided by operating activities                                     75,820,190       49,039,252       39,111,889
----------------------------------------------------------------------------------------------------------------------------------
Cash flow from investing activities:
   Real estate developed or acquired                                                (185,667,846)    (149,095,594)    (190,221,498)
   Equity contributions to joint ventures                                            (14,869,948)     (74,277,446)              --
   Repayments from (advances to) joint ventures, net                                    (854,912)         283,248          181,563
   Issuance of note receivable                                                                --               --       (1,770,000)
   Proceeds from sale of land                                                          1,721,843        5,891,541               --
----------------------------------------------------------------------------------------------------------------------------------
     Net cash flow used for investing activities                                    (199,670,863)    (217,198,251)    (191,809,935)
----------------------------------------------------------------------------------------------------------------------------------
 Cash flow from financing activities:
   Proceeds from (repayment of) revolving credit facilities, net                      26,600,000       (2,138,586)      62,387,160
   Repayment of Floating Rate Senior Notes                                                    --     (100,000,000)              --
   Repayment of construction loans                                                            --      (14,682,049)              --
   Principal payments on rental property debt                                        (32,203,817)      (9,291,192)     (59,214,615)
   Proceeds from construction loans                                                    2,923,926       17,938,197       11,594,926
   Proceeds from issuance of Medium Term Notes, net of underwriting commissions and offering expenses paid of $800,000 and $30,000
     in 1996 and 1995, respectively                                                  110,898,543        3,967,750               --
   Proceeds from issuance of Fixed Rate Senior Notes, net of underwriting
     commissions and discounts and $400,000 of offering expenses paid                         --       98,543,000               --
   Proceeds from issuance of Floating Rate Senior Notes, net of
     underwriting commissions and $150,000 of offering expenses paid                          --               --       99,600,000
   Proceeds from issuance of Debentures, net of underwriting
     commissions and $500,000 of offering expenses paid                                       --               --       57,700,000
   Payment of deferred finance costs (bank borrowings)                                        --       (2,233,311)        (722,038)
   Proceeds from issuance of common shares, net of underwriting commissions and $300,000, $400,000 and $100,000 of offering
     expenses paid in 1996, 1995 and 1994, respectively                               75,389,307       76,506,250       15,412,500
   Proceeds from issuance of Class A preferred shares, net of
     underwriting commissions and $500,000 of offering expenses paid                          --      101,491,361               --
   Proceeds from issuance of Class B preferred shares, net of underwriting
     commissions and $200,000 of offering expenses paid in 1996 and 1995               4,182,050       38,532,855               --
   Proceeds from issuance of common shares in conjunction with exercise of stock
     options, 401(k) plan, dividend investment plan and restricted stock plan          2,034,075          368,427          225,922
   Dividends paid                                                                    (65,972,911)     (41,750,643)     (36,610,954)
----------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                     123,851,173      167,252,059      150,372,901
----------------------------------------------------------------------------------------------------------------------------------
         Increase (decrease) in cash and cash equivalents                                    500         (906,940)      (2,325,145)
 Cash and cash equivalents, beginning of year                                             12,100          919,040        3,244,185
----------------------------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents, end of year                                            $      12,600    $      12,100    $     919,040
==================================================================================================================================

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
                 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

NATURE OF BUSINESS

Developers Diversified Realty Corporation and related real estate joint ventures (the "Company" or "DDR") are engaged in the business of acquiring, expanding, owning, developing, managing and operating neighborhood and community shopping centers, enclosed malls and business centers. The Company's centers, located in 28 states, are typically anchored by discount department stores (usually Wal-Mart, Kmart or JCPenney), supermarkets and drug stores which usually offer day-to-day necessities. The tenant base includes primarily national and regional retail chains and local retailers; consequently, the Company's credit risk is concentrated in the retail industry.

Revenues derived from the Company's two largest tenants, Wal-Mart and Kmart, aggregated 15.6%, 19.7% and 19.3% of total revenues, including joint venture revenues, for the years ended December 31, 1996, 1995 and 1994, respectively as follows:

              YEAR          WAL-MART           KMART
--------------------------------------------------------------------------------
              1996             9.3%            6.3%
              1995            12.3%            7.4%
              1994            10.1%            9.2%

The total percentage of Company owned gross leasable area attributed to Wal-Mart and Kmart was 13.3% and 11.0%, respectively, at December 31, 1996. The Company's ten largest tenants comprised 32.2%, 34.0% and 33.3% of total revenues for the years ended December 31, 1996, 1995 and 1994, respectively. Management believes the Company's portfolio is diversified in terms of location of its shopping centers and its tenant profile. Adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. During 1996 and 1995, certain national and regional retailers experienced financial difficulties and several filed for protection under bankruptcy laws. Although the Company has experienced an increase in the number of tenants filing for protection under bankruptcy laws, no significant bankruptcies have occurred affecting the Company's portfolio of tenants.

PRINCIPLES OF CONSOLIDATION

All subsidiaries are included in the consolidated financial statements and all significant intercompany balances and transactions have been eliminated in consolidation. At December 31, 1996, the Company owned a 50% interest in 13 shopping centers through various joint ventures and limited liability corporations (11 in 1995 and one in 1994). These investments are presented using the equity method of accounting and are discussed in Note 2.

STATEMENT OF CASH FLOWS AND SUPPLEMENTAL
DISCLOSURE OF NON-CASH INVESTING AND
FINANCING INFORMATION

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

The following transactions did not provide or use cash and, accordingly, they are not reflected in the statements of cash flows.

During the year ended December 31, 1996, the Company assumed other liabilities of approximately $1.1 million in conjunction with the acquisitions of certain shopping centers. At December 31, 1996, accounts payable aggregating approximately $5.3 million was related to construction in progress. In addition, in conjunction with the formation of two joint ventures, the Company transferred land and buildings with a net book value of $41.6 million and related mortgage debt of $36.4 million into joint ventures accounted for under the equity method.

During the year ended December 31, 1995, the Company assumed mortgages payable aggregating $15.7 million, and other liabilities aggregating approximately $0.8 million in conjunction with the acquisition of certain shopping centers. At December 31, 1995 accounts payable aggregating approximately $2.8 million was related to construction in progress. During 1995 the Company exchanged a note receivable and related accrued interest aggregating $1.9 million for partial consideration for the acquisition of a certain property in Birmingham, Alabama.

For the year ended December 31, 1994, the Company assumed mortgages payable aggregating $35.1 million, and other liabilities aggregating approximately $1.8 million in conjunction with the acquisition of certain shopping centers. At December 31, 1994 accounts payable aggregating approximately $0.3 million was related to construction in progress.

REAL ESTATE

Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property's estimated undiscounted future cash flows, including estimated proceeds from disposition.

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

--------------------------------------------------------------------------------
         Buildings                  18 to 31 years
--------------------------------------------------------------------------------
         Furniture/Fixtures and     Useful lives, which approximate
         Tenant Improvements        lease terms, where applicable
--------------------------------------------------------------------------------

Depreciation expense was $25.1 million, $21.9 million and $16.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations which improve or extend the life of the asset are capitalized.

Included in land is undeveloped real estate, generally outlots or expansion pads adjacent to the shopping centers and enclosed malls owned by the Company. Land under development at December 31, 1996 included approximately 208 acres at 11 sites.

Construction in progress includes shopping center developments and significant expansions and re-developments. The Company capitalizes interest on funds used for the construction or expansion of shopping centers. Capitalization of interest ceases when construction activities are completed and the property is available for occupancy by tenants. For the years ended December 31, 1996, 1995 and 1994, the Company capitalized interest of $3.3 million, $2.5 million and $1.1 million, respectively. In addition, the Company capitalized certain construction administration costs of $1.1 million, $0.6 million, and $0.2 million in 1996, 1995 and 1994, respectively.

DEFERRED FINANCING COSTS

Costs incurred in obtaining long-term financing are included in deferred charges in the accompanying balance sheets and are amortized over the terms of the related debt agreements; such amortization is reflected as interest expense in the consolidated statements of operations.

REVENUE RECOGNITION

Minimum rents from tenants are recognized monthly using the straight-line method. Percentage and overage rents are recognized after the tenants reported sales have exceeded the applicable sales breakpoint. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the provision of tenant leases. Lease termination fees are included in other income and recognized upon termination of a tenant's lease, which generally coincides with the receipt of cash.

ACCOUNTS RECEIVABLE

Accounts receivable, other than straight line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of approximately $1.8 million and $1.0 million at December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, net straight line rent receivables aggregated $0.8 million and $0.1 million, respectively.

GAIN ON SALES OF REAL ESTATE

Gain on sales of real estate generally relates to the sale of outlots and land adjacent to existing shopping centers and is recognized at closing when the earnings process is deemed to be complete.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include internal leasing salaries, legal salaries and related expenses associated with the leasing of space, which are charged to operations as incurred.

INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the building life. Interest paid during the years ended December 31, 1996, 1995 and 1994 aggregated $31.2 million, $29.6 million and $18.5 million, respectively, and is reflected net of capitalized interest.

FEDERAL INCOME TAXES

The Company has elected to be taxed as a qualified Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a REIT, the Company is entitled to a tax deduction for the amount of dividends paid its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only, provided it distributes at least 95% of its taxable income and meets certain other REIT qualification requirements. As the Company distributed sufficient taxable income for the years ended December 31, 1996, 1995 and 1994, no U.S. Federal income or excise taxes were incurred.

The tax basis of assets and liabilities exceeds the amounts reported in the accompanying financial statements by approximately $108 million, $104 million and $101 million at December 31, 1996, 1995 and 1994, respectively.

Use of Estimates in Preparation of
Financial Statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

--------------------------------------------------------------------------------
                    2. EQUITY INVESTMENTS IN JOINT VENTURES
--------------------------------------------------------------------------------

The Company's equity investments in joint ventures at December 31, 1996, as described below, was comprised of: (i) a 50% joint venture interest in four Community Center Joint Ventures, formed in November 1995 in conjunction with the acquisition of the Homart Community Center Division of Sears, Roebuck and Co. ("Sears"), (ii) a 50% joint venture interest, formed in September 1996, with the Ohio State Teachers Retirement System (OSTRS), (iii) a 50% joint venture interest, formed in October 1996, in conjunction with the development of a 443,000 square foot shopping center in Merriam, Kansas, and (iv) a 50% joint venture interest in a limited partnership that owns a 411,977 square foot shopping center located in Martinsville, Virginia.

Combined condensed financial information of the Company's joint venture investments is summarized as follows:


DECEMBER 31,                                                1996                     1995
--------------------------------------------------------------------------------------------------------------------------
         Combined Balance Sheets
              Real estate, net                         $ 561,624,478           $ 473,913,981
              Other assets                                16,012,336              18,606,231
                                                       -------------------------------------
                                                       $ 577,636,814           $ 492,520,212
                                                       =====================================

              Mortgage debt                            $ 360,113,705           $ 317,142,199
              Amounts payable to DDR                      10,747,149               9,173,195
              Other liabilities                            7,782,117              16,927,381
                                                       -------------------------------------
                                                         378,642,971             343,242,775
              Accumulated equity                         198,993,843             149,277,437
                                                       -------------------------------------
                                                       $ 577,636,814           $ 492,520,212
                                                       =====================================

FOR THE YEAR ENDED DECEMBER 31,                              1996                     1995                  1994
--------------------------------------------------------------------------------------------------------------------------
         Combined Statements of Operations
              Revenues from operations                $   63,681,840          $    9,356,560            $ 3,314,210
                                                      -------------------------------------------------------------
              Rental operation expenses                   16,192,552               2,377,110                755,935
              Depreciation and amortization expense        8,923,764               1,755,502                804,888
              Interest expense                            21,146,073               4,251,751              2,125,422
                                                      -------------------------------------------------------------
                                                          46,262,389               8,384,363              3,686,245
                                                      -------------------------------------------------------------
              Net income (loss)                       $   17,419,451          $      972,197            $  (372,035)
                                                      =============================================================

The Company has guaranteed $25 million of joint venture indebtedness and related interest associated with certain mortgage debt.

Advances to and investments in joint ventures include acquisition costs related to the Community Center Joint Ventures and the Merriam Joint Venture of approximately $2.7 million and $0.7 million respectively, and a deferred gain of approximately $5.9 million related to the contribution of the real estate property and mortgage debt to the OSTRS Joint Venture.

The Company provides property management services to the joint ventures. Included in management fee income is $2.1 million, $0.2 million and $0.1 million for the years ended December 31, 1996, 1995 and 1994, respectively, related to these services. Other income includes development fee income from the Community Center Joint Ventures of $0.7 million in 1996 and $0.5 million in 1995 (none in
1994). Cash distributions are made from the joint venture to the extent the joint venture generates "net cash flows," as defined in the joint venture agreements. During 1996 and 1995 the joint ventures distributed an aggregate of $8.6 million and $0.2 million, respectively, to its joint venture partners.

On February 10, 1993, the Company advanced $9.0 million to the Martinsville, Virginia Joint Venture which utilized these funds to repay a portion of its first mortgage debt. The Company's advance is evidenced by a note receivable requiring monthly payments of principal and interest at the rate of 9.25% per annum. In addition, in 1996, the Company advanced $1.1 million to the joint venture to pay for the construction and re-tenanting of vacant space. The Company's advances are evidenced by notes receivable with interest calculated at prime rate plus 1%. In accordance with the joint venture agreement, construction or operating advances must be repaid before any capital distributions can be made. The Company recorded interest income of $0.8 million for each of the years ended December 31, 1996, 1995 and 1994, relating to these advances.

On November 17, 1995, the Company, in conjunction with certain joint venture partners described below, acquired the Homart Community Center Division of Sears from an affiliate of General Growth Properties, Inc. General Growth Properties, Inc. had contracted to purchase the Homart Community Center Division as part of its acquisition of Homart Development Co., a subsidiary of Sears. The Homart Community Center Division included ten power centers, aggregating in excess of four million square feet of Gross Leasable Area ("GLA"), located in major metropolitan areas throughout the United States and several outlots and pad sites adjacent to the ten power centers and certain other power centers previously sold by Sears (the "Community Center Properties"). At the date of acquisition, construction of seven of the ten power centers was complete or substantially complete and three of the power centers were under construction. Construction of the three centers was substantially completed during 1996. The ten shopping center properties are summarized as follows:

                         ACQUISITION       YEAR    COMPANY
CENTER                    LOCATION         BUILT     GLA
--------------------------------------------------------------
Carmel Mountain Plaza     San Diego, CA    1993        446,484
Broadway Market Place     Denver, CO       1993        369,386
Carillon Place            Naples, FL       1994        266,438
Town Center, Prado        Marietta, GA     1995        270,440
Woodfield Village Green   Schaumburg, IL   1993        501,092
New Hope Commons          Durham, NC       1995        408,292
Fairfax Town Center       Fairfax, VA      1994        253,941
Perimeter Pointe          Atlanta, GA      1995        202,191
Shoppers World            Framingham, MA   1994        716,393
Independence Commons      Independence, MO 1995        365,062

The Community Center Properties are owned by four joint ventures (collectively, the "Community Center Joint Ventures"). The Company, or a wholly owned subsidiary of the Company and its joint venture partners each purchased a 50% interest in each Community Center Joint Venture. The Company's joint venture partners are a consortium of third party investors, including a private REIT, owned by institutional investors advised by DRA Advisors, Inc. ("DRA"), three limited partnerships whose respective limited partners are pension funds and whose general partners are affiliates of DRA and one corporation whose owners are affiliates of DRA. In addition to owning a 50% interest in each Community Center Joint Venture, the Company manages the Community Center Properties and related developments pursuant to management and development agreements with each of the Community Center Joint Ventures.

The total purchase price for the Community Center Properties aggregated $449.2 million and was funded through $300.1 million of secured indebtedness at the joint venture level, $3.1 million of assumed net liabilities and $146.0 million of cash of which one-half each was provided by the Company and its joint venture partners. In addition, the Company paid cash of approximately $1.3 million relating to the purchase of certain rights to potential future development sites. The Company's initial cash contribution was made available through proceeds from the issuance of the 9.5% Class A depositary shares (Note 11). The purchase price for the Community Center Properties was adjusted in 1996 to reflect development costs incurred through the date of closing, as well as the finalization of certain purchase price issues.

In October 1996, the Company formed a joint venture with DD Merriam, L.P., which is advised by DRA, relating to the development of a shopping center in Merriam, Kansas, which was one of the development sites acquired in conjunction with the acquisition of the Homart Community Center Division. The joint venture is 50% owned by the Company and 50% owned by DD Merriam, L.P. The Company will manage the shopping center and related development pursuant to management and development agreements. At December 31, 1996 the Company advanced $1.1 million to pay for certain construction related costs. The advances accrue interest at 8% per annum and are to be repaid from the proceeds of construction financing which will be entered into in 1997.

The joint venture agreements with DRA provide, after November 17, 1999 or if either party is in default of the joint venture agreements, each partner has the right to trigger a purchase or sale of its interest in the joint ventures (Reciprocal Purchase Rights) or to initiate a purchase and sale of the properties (Property Purchase Rights).

In addition, at any time after November 17, 1999, the Company's joint venture partners may convert all or a portion of their respective interests in such joint ventures into common shares of the Company in accordance with the terms set forth in the governing documents of such joint ventures. However, if the joint venture partners elect to convert their respective interest into common shares, the Company will have the sole option to pay cash instead of issuing common shares. If the Company agrees to the issuance of common shares, the agreement provides that the converting joint venture partner will execute a lock-up arrangement acceptable to the Company.

In September 1996, the Company entered into a joint venture with OSTRS. In conjunction with the formation of the joint venture, the Company transferred two shopping centers with a net book value of $41.6 million and non-recourse mortgage debt aggregating $36.4 million in exchange for a 50% interest in the joint venture. OSTRS funded an initial cash contribution of $11.6 million which was used to repay a portion of the non-recourse mortgage debt. The Company continues to manage the two properties pursuant to a management agreement. The two shopping center properties are summarized as follows:

                                        YEAR
CENTER                  LOCATION        BUILT       GLA
----------------------------------------------------------
Macedonia Commons       Macedonia, OH   1994      234,789
Belden Parke Crossings  Canton, OH      1995      229,809

--------------------------------------------------------------------------------
               3. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION
--------------------------------------------------------------------------------

During the years ended December 31, 1996, 1995 and 1994, the Company completed the acquisition of 29 shopping centers, excluding those acquired through joint ventures as discussed in Note 2, (5 in 1996, 10 in 1995 and 14 in 1994) with an aggregate of 5.4 million Company owned gross leasable square feet (GLA) at a total purchase price of $375.2 million. These acquisitions were accounted for using the purchase method of accounting. These properties are summarized as follows:

CENTER                                  ACQUISITION LOCATION                  DATE ACQUIRED      YEAR BUILT   COMPANY GLA
-----------------------------------------------------------------------------------------------------------------------------
1996 ACQUISITIONS:
Arrowhead Crossing                      Phoenix (Peoria), AZ                    July, 1996          1995        340,094
Maple Grove Crossing                    Minneapolis (Maple Grove), MN           July, 1996          1995        250,269
Highland Grove                          Highland, IN                            July, 1996          1995        239,845
Eastchase Market                        Fort Worth, TX                          July, 1996          1995        117,109
Tanasbourne Town Center                 Portland, OR                          August, 1996          1995        140,626
                                                                                                              ---------
      Total 1996 Acquisitions                                                                                 1,087,943
                                                                                                              =========
-----------------------------------------------------------------------------------------------------------------------------
1995 Acquisitions:
Airport Square Shopping Center          Toledo, OH                          February, 1995          1993        187,674
North Road Plaza                        Orangeburg, SC                         March, 1995          1994         22,200
Northtowne Shopping Center              Anderson, SC                           March, 1995          1993         14,250
Wando Crossing Shopping Center          Mt. Pleasant, SC                       March, 1995          1992        187,496
Jacksonville Regional Shopping Center   Jacksonville, FL                       March, 1995          1988        219,073
The Shoppes of Boot Ranch               Palm Harbor, FL                          May, 1995          1990         52,395
East Forest Plaza                       Columbia, SC                        November, 1995          1995         46,700
Eastwood Festival Centre                Birmingham, AL                      November, 1995          1989        284,500
Enterprise Plaza                        Huntsville, AL                      December, 1995          1995         41,000
Green Ridge Square Shopping Center      Grand Rapids, MI                    December, 1995          1989        134,057
                                                                                                              ---------
      Total 1995 Acquisitions                                                                                 1,189,345
                                                                                                              =========
-----------------------------------------------------------------------------------------------------------------------------
1994 Acquisitions:
Fairview Station                        Simpsonville, SC                     January, 1994          1990        142,133
Arrowhead  Point                        Harrisburg, IL                      February, 1994          1991        168,507
Central Shopping Center                 Murray, KY                          February, 1994          1977        149,028
Pleasant Hills Plaza                    Duluth, GA                          February, 1994          1990         99,025
Ahoskie Commons                         Ahoskie, NC                         February, 1994          1992        188,457
Crossroads Plaza                        Anderson, SC                           March, 1994          1990        163,809
McCain Plaza                            N. Little Rock, AR                     March, 1994          1991        294,357
Valley Park Centre                      Russellville, AR                       April, 1994          1992        272,245
Ormond  Town Square                     Ormond Beach, FL                         May, 1994          1993        231,445
Macedonia Commons                       Macedonia, OH                           July, 1994          1994        158,205
Cascade Crossings                       Sault Ste. Marie, MI               September, 1994          1993        262,267
Starkville Crossing                     Starkville, MS                      November, 1994          1990        221,152
Big Oak Crossing                        Tupelo, MS                          December, 1994          1992        348,236
Brook Highland Plaza                    Birmingham, AL                      December, 1994          1994        388,604
                                                                                                              ---------
    Total 1994 Acquisitions                                                                                   3,087,470
                                                                                                              ---------
    Total Acquisitions                                                                                        5,364,758
                                                                                                              =========


The operating results of the acquired shopping centers are included in the results of operations of the Company from the date of purchase including the acquisition of the Community Center Properties, discussed in Note 2, which are included in equity in net income of joint ventures in the statements of operations for 1996 and 1995.

The following unaudited supplemental proforma information is presented to reflect the effects of the common share offerings, preferred share offerings, debt offerings and, pursuant to APB Opinion No. 16, the property acquisitions consummated through December 31, 1995, including the Community Center acquisition (Note 2), as if all such transactions had occurred on January 1, 1994. Pro forma information is not presented for 1996 because the acquired properties were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful. The pro forma financial information is presented for information purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred on January 1, 1994 nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

                                                            UNAUDITED
DECEMBER 31,                                        1995(a)          1994(b)
--------------------------------------------------------------------------------
Pro forma revenues                                  $114,016          $99,053
                                                    =========================
Pro forma income before
   extraordinary item                               $ 47,106          $34,254
                                                    =========================
Pro forma net income applicable
   to common shareholders                           $ 29,349          $20,467
                                                    =========================
Pro forma net income applicable
   to common shareholders per
   common share                                     $   1.37          $  1.08
                                                    =========================

(a) Reflects revenues and expenses of the properties acquired in 1995 for the period January 1, 1995 through the dates of acquisition. Operating results for the Company's 1995 acquired properties located in Orangeburg, South Carolina; Anderson, South Carolina; Columbia, South Carolina; and Huntsville, Alabama and with regard to the acquisition of the Community Center Properties the shopping centers located in Durham, North Carolina; Marietta, Georgia; Independence, Missouri; Atlanta, Georgia; and Phase II of Framingham, Massachusetts are not reflected in the 1995 pro forma information prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful.

(b) Reflects revenues and expenses of the properties acquired in 1995 and 1994 for the period January 1, 1994 through the dates of acquisition or December 31, 1994. Operating results for the Company's 1995 acquired properties located in Orangeburg, South Carolina; Anderson, South Carolina; Columbia, South Carolina; and Huntsville, Alabama and with regard to the acquisition of the Community Center Properties the shopping centers located in Durham, North Carolina; Marietta, Georgia; Independence, Missouri; Atlanta, Georgia; and Phase II of Framingham, Massachusetts and 1994 acquired properties located in Macedonia, Ohio and Birmingham, Alabama are not reflected in the 1994 pro forma information prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful.

--------------------------------------------------------------------------------
                               4. DEFERRED CHARGES
--------------------------------------------------------------------------------

Deferred charges consist of the following:

                                                          DECEMBER 31,
                                                     1996               1995
--------------------------------------------------------------------------------
Deferred financing costs                         $ 7,300,756        $ 6,809,895
Organization costs                                   144,191            134,635
                                                 -----------        -----------
                                                   7,444,947          6,944,530
Less - accumulated amortization                   (3,148,905)        (1,994,060)
                                                 -----------        -----------
                                                 $ 4,296,042        $ 4,950,470
                                                 ===========        ===========

The Company incurred deferred finance costs aggregating $1.0 and $3.4 million, in 1996 and 1995 primarily relating to the Company's issuance of Senior Notes (Note 6) and unsecured revolving credit agreements (Note 5). Amortization of deferred charges was $1.5 million, $1.7 million and $1.2 million for the years ended December 1996, 1995 and 1994, respectively. During 1995 and 1994 the Company wrote off $3.6 million and $0.2 million, respectively, (none in 1996) of unamortized deferred finance costs in conjunction with the repayment of certain secured indebtedness.

--------------------------------------------------------------------------------
                         5. REVOLVING CREDIT FACILITIES
--------------------------------------------------------------------------------

In May 1995, the Company obtained a three year $150 million unsecured revolving credit facility from a syndicate of financial institutions for which the First National Bank of Chicago and the First National Bank of Boston serve as agents (the "Unsecured Credit Facility"). In June 1996, the Company renegotiated the terms of this facility to extend the agreement one year, to May 1999, reduce the specified spread over LIBOR and reduce the unused commitment fees. Borrowings under this facility bear interest at variable rates based on LIBOR plus a specified spread, currently at 1.25%, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and

Moody's Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets and debt service coverage. The facility also provides for commitment fees of 0.25% on the unused credit amounts. The Unsecured Credit Facility is used to initially finance the acquisition of shopping centers, to provide working capital and for general corporate purposes. At December 31, 1996 total borrowings under the unsecured credit facility aggregated $88.5 million with a weighted average interest rate of 6.9%.

In July 1995, the Company entered into a three year $25 million secured revolving credit facility with National City Bank. In September 1996, the Company restructured this facility. This restructuring resulted in an $18.6 million ten year non-recourse mortgage loan, which was transferred into the OSTRS Joint Venture as discussed in Note 2, and a $10 million unsecured revolving credit facility which matures in November 1999 and bears interest at variable rates based on the prime rate, or LIBOR plus a specified spread, currently at 1.25%, depending on the Company's long term senior unsecured debt rating from Standard and Poors and Moody's Investors Service. The restructuring resulted in the mortgage release of two of the three shopping centers which served as collateral for the $25 million secured revolving credit facility. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets and debt service coverage. The facility also provides for commitment fees of 0.25% on the unused credit amount. At December 31, 1996 total borrowings under this facility aggregated $7.0 million with a weighted average interest rate of 6.8%.

In January 1995, the Company terminated a $25 million secured revolving credit facility in conjunction with the successful completion of a 2,875,000 common share offering and recognized an extraordinary charge of $0.3 million in the first quarter of 1995 primarily relating to the write-off of unamortized deferred finance costs. In the second quarter of 1995, the Company terminated a $150 million secured revolving credit facility with Nomura Asset Capital Corporation. As a result, the Company recognized a non-cash extraordinary charge of $3.3 million relating to the write-off of unamortized deferred finance costs.

Total commitment fees paid by the Company on its revolving credit facilities in 1996, 1995 and 1994 aggregated approximately $0.3 million, $0.4 million, and $0.1 million, respectively.

--------------------------------------------------------------------------------
                           6. FIXED RATE SENIOR NOTES
--------------------------------------------------------------------------------

In May 1995, the Company issued, through an underwritten offering, $100 million of unsecured Fixed Rate Senior Notes at a discount to 99.693% which mature on May 15, 2000. The Fixed Rate Senior Notes bear a coupon interest rate of 7-5/8% per annum. Interest is paid semi-annually in arrears on May 15 and November 15. In November and December 1995, through its Medium Term Note (MTN) program, the Company issued $4 million of unsecured Fixed Rate Senior Notes at interest rates of 7.15% and 7.28% and maturities of seven and ten years, respectively. In 1996, the Company issued $111.7 million of MTN's at interest rates ranging from 6.58% to 7.42% and maturities of five to seven years. The above Fixed Rate Senior Notes may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements. The Fixed Rate Senior Notes were issued pursuant to an indenture dated as of May 1, 1994 which contains certain covenants including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage.

--------------------------------------------------------------------------------
                     7. SUBORDINATED CONVERTIBLE DEBENTURES
--------------------------------------------------------------------------------

In August 1994, the Company issued, through an underwritten offering, $60 million of unsecured subordinated convertible debentures ("Debentures") which mature on August 15, 1999. The Debentures bear interest at 7% per annum. Interest is paid semi-annually in arrears on February 15 and August 15. The Debentures were issued pursuant to an indenture dated May 1, 1994 and are non-callable and convertible at anytime prior to maturity into common shares at a conversion price of $33-3/8 per share, subject to adjustment under certain conditions. The Debentures are unsecured and subordinate to present and future senior indebtedness, as defined in the indenture.

--------------------------------------------------------------------------------
                             8. CONSTRUCTION LOANS
--------------------------------------------------------------------------------

During 1995, the Company entered into a construction loan with a financial institution relating to the Company's shopping center development in Canton, Ohio. The Canton, Ohio construction loan provided for borrowings up to $17.8 million and was due June 1997. The construction loan bore interest at LIBOR plus 1.5% per annum. During 1996, the construction loan was restructured into a five year mortgage loan and transferred to the OSTRS Joint Venture as discussed in
Note 2.

--------------------------------------------------------------------------------
             9. MORTGAGES PAYABLE AND SCHEDULED PRINCIPAL REPAYMENTS
--------------------------------------------------------------------------------

At December 31, 1996, mortgages payable, collateralized by real estate with a net book value of approximately $161.5 million and related tenants leases, are generally due in monthly installments of principal and/or interest and mature at various dates through 2023. Interest rates ranged from approximately 6.0% to 10.9% (averaging 8.6% and 8.7% at December 31, 1996 and 1995, respectively).

Variable rate debt obligations, reflected in mortgages payable at December 31, 1996 and 1995, totaled approximately $3.1 million and $3.4 million, respectively. Interest rates on the variable rate debt averaged 6.1% at December 31, 1996 and 1995, respectively.

As of December 31, 1996, the scheduled principal payments of mortgages payable, senior notes and debentures for the next five years and thereafter are as follows:

         YEAR                 AMOUNT
--------------------------------------------------------------------------------
         1997            $     5,972,473
         1998                 13,976,590
         1999                 94,806,929
         2000                101,709,247
         2001                 88,756,307
         Thereafter           77,710,745
                           -------------
                           $ 382,932,291
                           =============

The revolving credit facility balances aggregating $95.5 million are not reflected in the above amounts as these balances were repaid using the proceeds from a 3,350,000 common share offering completed in January, 1997.

--------------------------------------------------------------------------------
                            10. FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Cash and cash equivalents, accounts receivable, accounts payable, accruals and other liabilities:

The carrying amounts reported in the balance sheet for these financial instruments approximated fair value because of the short maturities.

Notes receivable and advance to affiliates:

Fair value is estimated by discounting the current rates at which similar loans would be made. At December 31, 1996 and 1995, the carrying amounts reported in the balance sheet approximates fair value.

Debt:

The carrying amounts of the Company's borrowings under its revolving credit facilities and construction loans approximate fair value because such borrowings are at variable rates. The fair value of Fixed Rate Senior Notes is based on the Company's estimated interest rate spread over the applicable treasury rate with a similar remaining maturity. Fair value of the mortgage debt is estimated using a discounted cash flow analysis, based on the Company's incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturities. Fair value of the Debentures is determined based on the closing price as of December 31, 1996 and 1995, as reported by the New York Stock Exchange.

Considerable judgement is necessary to develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Financial instruments at December 31, 1996 and 1995, with carrying values that are different than estimated fair values are summarized as follows (in thousands):

                                      1996                                        1995
                       ----------------------------------         ----------------------------------
                       CARRYING AMOUNT         FAIR VALUE         CARRYING AMOUNT         FAIR VALUE
----------------------------------------------------------------------------------------------------
Debentures                $  60,000             $  63,000             $  60,000            $  59,550
Fixed Rate Senior Notes     215,493               218,828               103,731              107,859
Mortgage debt               107,440               112,085               139,643              144,756
----------------------------------------------------------------------------------------------------
                          $ 382,933             $ 393,913             $ 303,374            $ 312,165
                          ==========================================================================

The Company may, from time to time, enter into interest rate hedge agreements to manage interest costs and risks associated with changing interest rates. The Company intends to monitor continuously and actively manage interest costs on its variable rate debt portfolio and may increase or decrease its swap position based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and the cost of obtaining such protection agreements in relation to the Company's access to capital markets will continue to be evaluated.

--------------------------------------------------------------------------------
                         11. PREFERRED AND COMMON SHARES
--------------------------------------------------------------------------------

PREFERRED SHARES:

In November and December 1995, the Company sold 4,215,000 depositary shares of 9.5% Class A Cumulative Redeemable Preferred Stock at $25 per depositary share. In December 1995, the Company sold 1,600,000 depositary shares of 9.44% Class B Cumulative Redeemable Preferred Stock at $25 per share. An additional 175,000 of Class B depositary shares were sold in January 1996, in conjunction with the underwriters' over allotment option. Both the Class A and B depositary shares represent 1/10 of a share of their respective preferred class. The Class A and Class B depositary shares are not redeemable by the Company, except in certain circumstances relating to the preservation of the Company's status as a REIT, prior to November 15, 2000 and December 26, 2000, respectively. The aggregate net proceeds of approximately $144 million were used in part to fund the Company's equity investment relating to the acquisition of the Community Center Properties (Note 2) and to retire variable rate indebtedness, primarily Floating Rate Senior Notes.

On April 29, 1996, the Company's shareholders authorized (i) 1,500,000 Class C Cumulative Preferred Shares, without par value, (ii) 1,500,000 Class D Cumulative Preferred Shares, without par value; (iii) 1,500,000 Class E Cumulative Preferred Shares, without par value and (iv) the reduction of the number of authorized Class A Cumulative Preferred Shares, without par value, Class B Cumulative Preferred Shares without par value, and Noncumulative Preferred shares, without par value from 3,000,000 to 1,500,000 each. At December 31, 1996 the Company's unissued preferred shares consisted of the following:

     Class C - Cumulative redeemable preferred shares, without par value; 1,500,000 shares authorized;

     Class D - Cumulative redeemable preferred shares, without par value; 1,500,000 shares authorized;

     Class E - Cumulative redeemable preferred shares, without part value; 1,500,000 shares authorized;

     Noncumulative redeemable preferred shares, without par value; 1,500,000 shares authorized.

COMMON SHARES

In July 1994 the Company sold 500,000 shares of common stock, in an underwritten offering, to a group of Institutional Investors at an offering price of $31-5/8 per share. In January 1995 the Company sold 2,875,000 shares of common stock, in an underwritten offering at an offering price of $28.25 per share. In March 1996, the Company sold 2,611,500 shares of common stock in an underwritten offering at an offering price of $28.95 per share. The aggregate net proceeds of approximately $167.3 million from the above three offerings were primarily used to retire variable rate debt. In January, 1997, as discussed in Note 17, the Company sold 3,350,000 shares of common stock in an underwritten offering at an offering price of $36-5/8. The proceeds were used to reduce outstanding borrowings under the lines of credit and for general corporate purposes.

--------------------------------------------------------------------------------
                     12. TRANSACTIONS WITH RELATED PARTIES
--------------------------------------------------------------------------------

In July 1994, the Company acquired from a partnership owned by the chairman of the board of directors and an officer of the Company, the first phase of a newly constructed shopping center in Macedonia, Ohio. At the date of acquisition, the shopping center contained an aggregate of approximately 276,000 total square feet of GLA (158,205 of which is owned by the Company) and was acquired at a cost of approximately $14.0 million (of which $10.8 million was comprised of liabilities assumed and $3.2 million was paid in cash). In April 1995, the Company acquired two outparcels and approximately eight acres of land adjacent to the shopping center at a purchase price of approximately $3 million. The two outparcels were pre-leased and an 81,000 square foot Kohl's Department Store was constructed on the eight acres of land. During 1996 this shopping center was transferred into a joint venture with OSTRS (Note 2) at a fair market value of approximately $24.6 million. At the date of transfer, the net asset value of the transferred property was $20.3 million.

In August 1994, the Company acquired, from a partnership owned by the chairman of the board of directors and an officer of the Company, approximately 12 acres of land adjacent to an existing Wal-Mart store in Xenia, Ohio for a purchase price of $0.9 million. The Company completed the construction of a 100,000 square foot shopping center on the site, with a Kroger supermarket as an anchor tenant.

In September 1994, the Company acquired, from a partnership owned by the chairman of the board and three officers of the Company, approximately 9.75 acres of land in Aurora, Ohio for a purchase price of $1.2 million. The Company recently completed the initial phase (approximately 90,000 square feet) of a shopping center development with a Heinen's supermarket as an anchor tenant.

The Company has agreed to acquire, from the affiliates previously referred to, additional land parcels and expansion areas which are located adjacent to the properties previously acquired. The Company's purchase price has not yet been determined since it is subject to the leasing and/or construction of vacant space and resolution of various other contingencies.

The Company entered into a lease for office space owned by one of its principal partners/shareholders. General and administrative rental expense associated with this office space, for the years ended December 31, 1996, 1995 and 1994 aggregated $0.5 million, $0.3 million, and $0.2 million, respectively. The increase in rental payments is primarily related to the leasing of additional space to accomodate the Company's growth.

The Company also entered into a management agreement in 1993 with a partnership, owned in part by a related party, in which management fee and leasing fee income of $0.1 million was earned in 1996, 1995 and 1994.

The Company performs certain administrative functions on behalf of entities in which the chairman of the board has an ownership interest and recorded management fee income of $22,500 for the three years ended 1996, 1995, and 1994.

--------------------------------------------------------------------------------
                                 13. Commitments
--------------------------------------------------------------------------------

The Company is engaged in the operation of shopping centers/malls and business centers which are either owned or, with respect to six shopping centers, operated under long-term ground leases which expire at various dates after 2048. Space in the shopping centers is leased to tenants pursuant to agreements which provide for terms ranging generally from one to 30 years and, in some cases, for annual rentals which are subject to upward adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements.

The scheduled future minimum revenues from rental property under the terms of all noncancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises, for the subsequent five years ending December 31, were as follows:

     1997               $ 98,139,684
     1998                 92,014,275
     1999                 84,060,542
     2000                 76,345,221
     2001                 69,187,656
     Thereafter          574,542,908
                        ------------
                        $994,290,286
                        ============

Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31 and thereafter are as follows:

     1997                           $       892,640
     1998                                   953,651
     1999                                 1,013,465
     2000                                 1,043,465
     2001                                 1,043,465
     Thereafter                          16,290,321
                                     --------------
                                     $   21,237,007
                                     ==============

In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements for the construction of the shopping centers and acquisition of land aggregating approximately $17.3 million.

--------------------------------------------------------------------------------
                                14. OTHER INCOME
--------------------------------------------------------------------------------

Other income is comprised of the following:

--------------------------------------------------------------------------------
                                          1996            1995            1994
Interest                              $1,212,567      $1,227,541      $  910,514
Temporary tenant
  rentals (kiosks)                       689,398         636,569         570,440
Lease termination fees                 3,007,457         623,642         147,374
Development fees                         671,622         803,842          93,054
Other                                    417,305         317,994         493,573
                                      ------------------------------------------
                                      $5,998,349      $3,609,588      $2,214,955
                                      ==========================================


--------------------------------------------------------------------------------
                                15. BENEFIT PLANS
--------------------------------------------------------------------------------

STOCK OPTION PLANS

Effective January 31, 1993, the Company established an incentive and non-qualified stock option plan under which 1,556,903 of the Company's Common Shares at December 31, 1996 are reserved for issuance to eligible employees. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof (or, with respect to options granted to certain shareholders, within five years thereof). Options granted under the plan generally become exercisable on the year after the date of grant as to one third of the optioned shares, with the remaining options being exercisable over the following two-year period.

As of December 31, 1996, 1995 and 1994, 555,057, 381,193 and 141,272 options, respectively, were exercisable. Option prices range from $22 to $34 per share.

In addition to the stock option plan described above, the Company granted options for a total of 445,000 shares to its directors and certain officers who are not employees of the Company. Such options were granted at the fair market value on the date of grant. Options with respect to 45,000 shares are exercisable one year from the date of grant, and options with respect to the remaining 400,000 shares become exercisable one year after the date of grant as to one third of the 400,000 shares with the remaining options being exercisable over the following two-year period. As of December 31, 1996, 1995 and 1994, options aggregating 253,333, 158,334 and 58,333, respectively, were exercisable, of which 5,000 were exercised during 1996. Option prices range from $22 to $30.75 per share.

The following table reflects the stock option activity described above:

                                                          NUMBER OF OPTIONS
                                                    EMPLOYEES          DIRECTORS
--------------------------------------------------------------------------------
Balance December 31, 1993                             423,815           125,000
Granted                                               295,950           200,000
Exercised                                              (9,223)               --
Canceled                                              (10,036)               --
                                                    ---------------------------
Balance December 31, 1994                             700,506           325,000
Granted                                               179,282                --
Exercised                                             (11,398)               --
Canceled                                              (41,467)               --
                                                    ---------------------------
Balance December 31, 1995                             826,923           325,000
Granted                                               533,619           120,000
Exercised                                             (66,378)           (5,000)
Canceled                                              (29,530)               --
                                                    ---------------------------
Balance December 31, 1996                           1,264,634           440,000
                                                    ===========================

The options exercised during 1996, 1995 and 1994 ranged from $22.00 to $30.75 per share.

The Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair values of the options granted at the grant dates, the Company's net income (in thousands) and earnings per share would have been as follows:

                                     1996       1995
NET INCOME          AS REPORTED     35,343      24,250
                    PRO FORMA       34,025      22,640

PRIMARY EARNINGS    AS REPORTED       1.67        1.29
PER SHARE           PRO FORMA         1.61        1.21

FULLY DILUTED       AS REPORTED       1.66        1.28
EARNINGS PER SHARE  PRO FORMA         1.60        1.20

The fair value of the options at the date of grant was estimated using the Black-Scholes model. The following assumptions were used for the grants in 1996 and 1995; risk-free interest rates ranging from 5.6% to 6.8%; expected volatility ranging from 15.4% to 24.4%; expected life ranging from 8.3 years to ten years; and dividend yield of 7.8%.

In April 1996, the shareholders approved an equity-based award Plan which provides for the grant, to key employees of the Company, of options to purchase common shares of the Company, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions, rights to purchase common shares and other awards based on common shares. Under the terms of the Award Plan, awards may be granted with respect to an aggregate of not more than 600,000 common shares.

In 1996, the Board of Directors approved a grant of 25,000 restricted shares of common stock and 15,000 Participation Units to the Company's Chief Executive Officer. The 25,000 shares of restricted stock will vest in equal annual amounts of 5,000 shares per year through the year 2000. The 15,000 Participation Units will be converted into common shares, ranging from 15,000 common shares to 100,000 common shares, at the end of five years. The actual number of shares issued will be based upon the average annual total shareholder return during the five year period. During 1996, approximately $450,000 was charged to expense relating to these awards.

ELECTIVE DEFERRED COMPENSATION PLAN

Effective October 15, 1994, the Company adopted a non-qualified elective deferred compensation plan for certain key executives which permits eligible employees to defer up to 25% of their compensation.

The Company will match 25% of the employees' contributions up to a maximum of 6% of an employee's annual compensation, after deducting contributions, if any, made in conjunction with the Company's 401(k) plan. Both the deferred and matching contributions are made in Company performance units, with the gains and losses being related to the Company's quoted share price. Deferred compensation related to employee contributions is fully vested and the Company's matching contribution vests 20% per year, including service prior to the plan's effective date. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company's contribution, including plan earnings for the years ended December 31, 1996, 1995 and 1994, was $53,354, $22,053 and $2,700, respectively. At December 31, 1996, 1995 and 1994 deferred compensation under this plan aggregated $183,921, $91,112 and $13,554, respectively. The plan is not funded.

--------------------------------------------------------------------------------
                      16. EARNINGS AND DIVIDENDS PER SHARE
--------------------------------------------------------------------------------

Primary earnings per share for income before extraordinary item and net income available to common shareholders were computed by dividing dividends paid or declared for the period by the weighted average number of common shares outstanding, plus the undistributed income before extraordinary item available to common shareholders or undistributed net income (loss) available to common shareholders, as appropriate, divided by the weighted average number of common shares and common share equivalents outstanding. For all periods reported, applicable dividends declared exceeded the amount of net income and, accordingly, common share equivalents were excluded from the calculation of primary earnings per share as they were antidilutive. The weighted average number of shares outstanding utilized in the calculations was 21,141,653, 18,780,047 and 15,806,474 for the years ended December 31, 1996, 1995 and 1994, respectively.

Fully diluted earnings per common share were calculated by dividing income
(loss) before extraordinary item available to common shareholders and net income
(loss) available to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the period. Common share equivalents included stock options outstanding. The assumed conversion of the Debentures would have been antidilutive on per share amounts, and was therefore excluded from the calculation. The weighted average number of shares utilized in the fully diluted calculation was 21,261,632 and 18,937,413 and 15,942,836 for the years ended December 31, 1996, 1995 and 1994, respectively.

The extraordinary item recognized in 1995 had the effect of reducing both primary and fully diluted earnings per share by $0.19, based on the weighted average number of shares outstanding 18,780,047 and 18,937,413. The extraordinary item recognized in 1994 had the effect of reducing both primary and fully diluted earnings per share by $.01, based on the weighted average number of shares outstanding of 15,806,474 and 15,942,836. Dividends declared per share for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:


                                              GROSS ORDINARY        NON-TAXABLE        CAPITAL GAIN         TOTAL
1996 DIVIDENDS           DATE PAID                INCOME         RETURN OF CAPITAL     DISTRIBUTIONS      DIVIDENDS
-------------------------------------------------------------------------------------------------------------------
1st QUARTER              04/01/96              $   .475             $    .12          $    .005          $   .60
2nd QUARTER              07/01/96                  .475                  .12               .005              .60
3rd QUARTER              09/30/96                  .475                  .12               .005              .60
4th QUARTER              12/30/96                  .475                  .12               .005              .60
                                               -----------------------------------------------------------------
                                               $   1.90             $    .48          $    .02           $  2.40
                                               =================================================================

                                              GROSS ORDINARY        NON-TAXABLE        CAPITAL GAIN         TOTAL
1995 DIVIDENDS           DATE PAID                INCOME         RETURN OF CAPITAL     DISTRIBUTIONS      DIVIDENDS
-------------------------------------------------------------------------------------------------------------------
1st quarter              03/31/95              $   .43              $    .11          $      -           $   .54
2nd quarter              06/30/95                  .43                   .11                 -               .54
3rd quarter              09/29/95                  .43                   .11                 -               .54
4th quarter              12/29/95                  .43                   .11                 -               .54
                                               -----------------------------------------------------------------
                                               $  1.72              $    .44          $      -           $  2.16
                                               =================================================================

                                              GROSS ORDINARY        NON-TAXABLE        CAPITAL GAIN         TOTAL
1994 DIVIDENDS           DATE PAID                INCOME         RETURN OF CAPITAL     DISTRIBUTIONS      DIVIDENDS
-------------------------------------------------------------------------------------------------------------------
1st quarter              04/15/94             $    .35             $     .13          $      -           $   .48
2nd quarter              07/15/94                  .35                   .13                 -               .48
3rd quarter              09/30/94                  .35                   .13                 -               .48
4th quarter              12/30/94                  .35                   .13                 -               .48
                                               -----------------------------------------------------------------
                                              $   1.40             $     .52          $      -           $  1.92
                                               =================================================================

--------------------------------------------------------------------------------
                             17. SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On January 14, 1997, the Company sold 3,350,000 common shares at $36-5/8 per share through an underwritten offering. The net proceeds of approximately $116 million were primarily used to repay revolving credit debt and for general corporate purposes. Pro forma income before extraordinary item applicable to common shareholders for the year ended December 31, 1996, would have been approximately $39.4 million or $1.71 per share reflecting: i) the common share offering completed in March, 1996 and if it had been consumated on January 1, 1996 (Note 11); and ii) this offering as if it had been completed on July 1, 1996, at which time the Company borrowed $105 million against its revolving credit facilities for the properties acquired in 1996. The weighted average shares used in this calculation were 23.1 million.

In January 1997, the Company acquired a 296,000 square foot shopping center in San Antonio, Texas. The shopping center is owned through a joint venture in which the Company owns a 35% interest. The remaining 65% interest is owned by institutional investors advised by DRA Advisors. The Company will manage the shopping center and will receive management fee income from the joint venture. The purchase price for the shopping center approximated $38.3 million. The joint venture obtained a bridge loan for approximately $26.7 million from a financial institution.

In February 1997, the Company acquired a shopping center located in Phoenix, Arizona aggregating 245,409 square feet of Company GLA. The purchase price for this center approximated $ 26.5 million.

In February 1997, the Company made an initial capital contribution of approximately $37.7 million to a joint venture relating to the ownership and management of two adjacent shopping centers in Cleveland (North Olmsted), Ohio aggregating approximately 600,000 square feet. The Company owns a majority interest and is entitled to approximately 95% of the economic benefit.

In conjunction with the above acquisitions and investments, the Company borrowed $50 million under its revolving credit facilities.


--------------------------------------------------------------------------------
                  18. PRICE RANGE OF COMMON SHARES (UNAUDITED)
--------------------------------------------------------------------------------

The high and low sale prices per share of the Company's common shares, as reported on the New York Stock Exchange Composite tape, and declared dividends per share for the periods indicated were as follows:

                                 HIGH                                 LOW                            DIVIDENDS
--------------------------------------------------------------------------------------------------------------
1996:
FIRST                        $   31-3/4                         $   28-1/8                          $   .60
SECOND                           32                                 28-1/8                              .60
THIRD                            33-1/8                             30-1/2                              .60
FOURTH                           37-1/4                             32-1/8                              .60

--------------------------------------------------------------------------------------------------------------
1995:
First                        $   31                             $   27-5/8                          $   .54
Second                           30-3/8                             26-1/8                              .54
Third                            32                                 27-3/4                              .54
Fourth                           32-1/8                             27-1/4                              .54

--------------------------------------------------------------------------------
                 19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

The following table sets forth the quarterly results of operations for the years ended December 31, 1996 and 1995.

(In thousands, except per share amounts)

                                                  FIRST    SECOND     THIRD    FOURTH      TOTAL
------------------------------------------------------------------------------------------------
1996:
REVENUES                                        $30,635   $31,904   $34,535   $33,832   $130,906
INCOME BEFORE EQUITY IN NET INCOME (LOSS)
   OF JOINT VENTURES, GAIN ON SALES OF LAND,
   AND EXTRAORDINARY ITEM                         9,204    11,242    10,788     9,599     40,833
INCOME BEFORE EXTRAORDINARY CHARGE               11,216    13,104    12,926    12,296     49,542
NET INCOME                                       11,216    13,104    12,926    12,296     49,542
NET INCOME APPLICABLE TO COMMON SHAREHOLDERS      7,666     9,554     9,377     8,746     35,343
------------------------------------------------------------------------------------------------
INCOME PER COMMON SHARE:
   INCOME BEFORE EXTRAORDINARY CHARGE           $   .39   $   .44   $   .43   $   .40   $   1.67
   NET INCOME                                   $   .39   $   .44   $   .43   $   .40   $   1.67
------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    19,705    21,591    21,619    21,642     21,142


                                                  FIRST    SECOND     THIRD    FOURTH      TOTAL
------------------------------------------------------------------------------------------------
1995:
Revenues                                        $25,265   $26,313   $27,239   $28,988   $107,805
Income before equity in net income (loss)
   of joint ventures, gain on sales of land,
   and extraordinary item                         6,376     6,971     7,222     7,707     28,276
Income before extraordinary charge                6,432     7,117     7,126     8,387     29,062
Net income                                        6,181     3,811     7,126     8,387     25,505
Net income applicable to common shareholders      6,181     3,811     7,126     7,132     24,250
------------------------------------------------------------------------------------------------
Income per common share:
   Income before extraordinary charge           $   .35   $   .38   $   .38   $   .37   $   1.48
   Net income                                   $   .34   $   .20   $   .38   $   .37   $   1.29
------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding    18,253    18,960    18,964    18,965     18,780

                                                                     SCHEDULE II



                    DEVELOPERS DIVERSIFIED REALTY CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                      Balance at                                            Balance at
                                                     beginning of         Charged                             end of
                                                        year             to expense        Deductions         year
                                                     -------------       ----------        ----------       -----------
Year ended December 31, 1996
  Allowance for uncollectible accounts . . . . .     $990,000            $1,292,000        $  512,000       $1,770,000
                                                     =========           ==========        ==========       ===========

Year ended December 31, 1995
  Allowance for uncollectible accounts . . . . .     $310,000            $  721,000        $   41,000       $  990,000
                                                     =========           ==========        ==========       ===========

Year ended December 31, 1994
  Allowance for uncollectible accounts . . . . .     $130,000            $  217,000        $   37,000       $  310,000
                                                     =========           ==========        ==========       ===========

                                                                                                                      SCHEDULE III
                                                                                                                      Continued
                                              DEVELOPERS DIVERSIFIED REALTY CORPORATION
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                             DECEMBER 1996

                                       Initial Cost                                 Total Cost     (A)
                              ----------------------------              --------------------------------------------
                                              Buildings &                                 Buildings &
                                    Land      Improvements  Improvements      Land        Improvements      Total
                              ----------------------------------------  ---------------------------------------------
BRANDON, FL ................             $0    $4,111,281          $0              $0      $4,111,281    $4,111,281
STOW, OH ...................        433,358     1,566,859           0         390,022       7,461,398     7,851,420
FERN PARK, FL(ORLANDO) .....        445,852       302,755      97,300         445,852         400,055       845,907
EASTLAKE, OH ...............         40,000       141,000           0          40,000         141,000       181,000
HIGHLAND HTS., OH ..........        383,417     1,711,463           0         383,417      13,320,903    13,704,320
HIGHLAND HTS., OH (DEV) ....      3,603,635     6,184,528           0       3,603,635               0     3,603,635
WESTLAKE, OH ...............        424,225     3,802,863     203,235         424,225       4,046,349     4,470,574
WATERBURY, CT ..............              0     3,048,300           0               0       3,048,300     3,048,300
ZANESVILLE, OH .............              0       619,023           0               0         619,023       619,023
E. NORRITON, PA ............         80,408     4,697,718     233,380          80,408       4,941,098     5,021,506
PALM HARBOR, FL ............      1,136,915     4,089,138           0       1,136,915       4,124,312     5,261,227
TARPON SPRINGS, FL .........        248,067     7,381,640      80,859         248,067       7,462,499     7,710,566
BAYONET PT., FL ............      2,112,566     8,180,960     127,530       2,124,621       8,308,490    10,433,111
STARKVILLE, MS .............        819,323     5,253,897           0         819,323       6,606,664     7,425,987
STARKVILLE (KROGER) ........        451,758     2,955,317           0         451,758       2,955,317     3,407,075
TUPELO, MS .................      2,282,000    14,978,722           0       2,282,000      15,575,757    17,857,757
JACKSONVILLE, FL ...........      3,005,420     9,425,063           0       3,005,420       9,425,063    12,430,483
STONE MOUNTAIN, GA .........        460,471     3,018,074      21,890         460,471       3,039,964     3,500,435
ATLANTA, GA ................        475,360     9,373,552           0         475,360       9,435,586     9,910,946
ERIE, PA ...................      7,030,162    19,200,609           0       6,830,163      32,466,100    39,296,263
ERIE, PA ...................      3,850,317             0           0       3,850,317               0     3,850,317
ERIE, PA ...................              1     2,563,770      12,990               1       2,576,760     2,576,761
CHILLICOTHE, OH ............         42,857     2,549,287       2,200       1,266,066       6,916,992     8,183,058
OCALA, FL ..................         26,800       351,065      25,028          26,800         376,093       402,893
TAMPA, FL (WATERS). ........      4,105,230     6,640,240     324,071       3,905,230       7,003,417    10,908,647
WINCHESTER, VA .............        618,075    13,903,078           0         618,075      13,905,278    14,523,353
HUBER HEIGHTS, OH ..........        757,422    14,468,512       1,000         757,422      14,470,362    15,227,784
LEBANON, OH ................        651,025       911,178      30,993         651,025       1,026,666     1,677,691
WILMINGTON, OH .............        156,975     1,615,646      50,575         156,975       1,676,221     1,833,196
HILLSBORO, OH ..............         79,579     1,984,831           0          79,579       1,984,831     2,064,410
CANTON, OH PHASE II ........      5,523,122             0           0       6,233,482               0     6,233,482
XENIA, OH ..................        948,202     3,938,138           0         948,202       5,494,621     6,442,823
BOARDMAN, OH ...............      9,025,281             0           0       9,025,281               0     9,025,281
CINCINNATI, OH .............      2,399,250    11,238,105     172,198       2,399,250      12,058,431    14,457,681
BEDFORD, IN ................        706,282     8,424,532       5,750         706,282       8,455,285     9,161,567
WATERTOWN, SD ..............         62,712     6,442,712     441,927          62,712       7,997,434     8,060,146
CONNERSVILLE, IN ...........        539,720     6,457,710           0         539,720       6,457,710     6,997,430
ASHLAND, OH ................        209,500     2,272,624           0         209,500       2,325,424     2,534,924
PENSACOLA, FL ..............      1,804,641     4,010,290     273,372       1,804,641       4,333,262     6,137,903



                                               Total Cost,
                                                 Net of                  Depreciable      Date of
                                 Accumulated   Accumulated                  Lives      Construction (C)
                                Depreciation  Depreciation  Encumbrances   (Years)(1)   Acquisition (A)
                               ------------------------------------------------------------------------
BRANDON, FL ..............       $3,358,135      $753,146            $0     S/L 30        1972 (C)
STOW, OH .................        1,487,243     6,364,177             0     S/L 30        1969 (C)
FERN PARK, FL(ORLANDO) ...          248,596       597,310             0     S/L 30        1970 (C)
EASTLAKE, OH .............          109,685        71,315             0     S/L 30        1971 (C)
HIGHLAND HTS., OH ........          333,899    13,370,421             0     S/L 30        1971 (C)
HIGHLAND HTS., OH (DEV)...           38,587     3,565,048             0     S/L 31.5      1995 (C)
WESTLAKE, OH .............        2,867,557     1,603,017             0     S/L 30        1974 (C)
WATERBURY, CT ............        2,395,873       652,427             0     S/L 30        1973 (C)
ZANESVILLE, OH ...........          127,742       491,280             0     S/L 31.5      1990 (C)
E. NORRITON, PA ..........        3,263,031     1,758,475             0     S/L 30        1975 (C)
PALM HARBOR, FL ..........          218,427     5,042,800             0     S/L 31.5      1995 (A)
TARPON SPRINGS, FL .......        5,396,798     2,313,768             0     S/L 30        1974 (C)
BAYONET PT., FL ..........        3,184,962     7,248,148     5,327,208     S/L 30        1985 (C)
STARKVILLE, MS ...........          397,922     7,028,065             0     S/L 31.5      1994 (A)
STARKVILLE (KROGER) ......          195,457     3,211,618     2,438,320     S/L 31.5      1994 (A)
TUPELO, MS ...............          983,767    16,873,990    11,920,655     S/L 31.5      1994 (A)
JACKSONVILLE, FL .........          521,736    11,908,747     8,117,177     S/L 31.5      1995 (A)
STONE MOUNTAIN, GA .......        2,408,271     1,092,164             0     S/L 30        1973 (C)
ATLANTA, GA ..............          857,890     9,053,056             0     S/L 31.5      1994 (A)
ERIE, PA .................        1,225,796    38,070,467             0     S/L 31.5      1995 (C)
ERIE, PA .................                0     3,850,317             0     S/L 31.5      1995 (C)
ERIE, PA .................        1,950,816       625,945             0     S/L 30        1973 (C)
CHILLICOTHE, OH ..........        1,470,911     6,712,147             0     S/L 30        1974 (C)
OCALA, FL ................          286,557       116,336             0     S/L 30        1974 (C)
TAMPA, FL (WATERS) .......        1,437,300     9,471,346             0     S/L 31.5      1990 (C)
WINCHESTER, VA ...........        1,358,724    13,164,629     9,591,984     S/L 31.5      1993 (A)
HUBER HEIGHTS, OH ........        1,569,565    13,658,219             0     S/L 31.5      1993 (A)
LEBANON, OH ..............          138,547     1,539,144             0     S/L 31.5      1993 (A)
WILMINGTON, OH ...........        1,054,458       778,738             0     S/L 30        1977 (C)
HILLSBORO, OH ............        1,157,765       906,644             0     S/L 30        1979 (C)
CANTON, OH PHASE II ......                0     6,233,482             0     S/L 31.5      1995 (A)
XENIA, OH ................          343,936     6,098,887             0     S/L 31.5      1994 (A)
BOARDMAN, OH .............                0     9,025,281             0     S/L 31.5      1997 (C)
CINCINNATI, OH ...........        1,391,695    13,065,986             0     S/L 31.5      1993 (A)
BEDFORD, IN ..............          839,529     8,322,038             0     S/L 31.5      1993 (A)
WATERTOWN, SD ............        4,167,278     3,892,868             0     S/L 30        1977 (C)
CONNERSVILLE, IN .........          631,577     6,365,853             0     S/L 31.5      1993 (A)
ASHLAND, OH ..............        1,483,137     1,051,787             0     S/L 30        1977 (C)
PENSACOLA, FL ............        1,122,792     5,015,110             0     S/L 30        1988 (C)

                                                                                                                      SCHEDULE III
                                                                                                                      Continued
                                              DEVELOPERS DIVERSIFIED REALTY CORPORATION
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                             DECEMBER 1996

                                       Initial Cost                                 Total Cost     (A)
                              ----------------------------              --------------------------------------------
                                              Buildings &                                 Buildings &
                                    Land      Improvements  Improvements      Land        Improvements      Total
                              ----------------------------------------  ---------------------------------------------
W.65TH CLEVELAND, OH .......         90,120     1,463,076      15,000          90,120       1,478,076     1,568,196
LOS ALAMOS, NM .............        725,000     3,499,950      30,336         725,000       3,530,286     4,255,286
TAMPA, FL (DALE) ...........      4,268,673     5,368,147     204,666       4,268,672       6,064,385    10,333,057
WAYNESVILLE, NC ............        431,910     8,088,668     131,096         431,910       8,232,657     8,664,567
AHOSKIE, NC ................        269,530     7,775,856       3,168         269,530       7,804,724     8,074,254
PULASKI, VA ................        528,075     6,395,809       2,000         528,075       6,402,247     6,930,322
TWINSBURG, OH (VSA) ........        341,025     2,108,098           0         341,025       1,872,503     2,213,528
AURORA, OH .................        832,436             0           0         832,436       5,305,367     6,137,803
WORTHINGTON, MN ............        373,943     6,404,291     440,740         373,943       6,890,476     7,264,419
HARRISBURG, IL .............        550,100     7,619,281           0         550,100       7,619,281     8,169,381
MT. VERNON, IL .............      1,789,009     9,398,696     111,000       1,789,009       9,746,717    11,535,726
FENTON, MO .................        413,993     4,243,854     475,714         413,993       5,047,909     5,461,902
MELBOURNE, FL ..............              1     3,084,819     116,638               1       3,201,457     3,201,458
SIMPSONVILLE, SC ...........        430,800     6,563,154           0         430,800       6,563,154     6,993,954
CAMDEN, SC .................        627,100     7,519,161       6,500         627,100       7,831,400     8,458,500
UNION, SC ..................        684,750     7,629,275         500         684,750       7,648,975     8,333,725
N. CHARLESTON, SC ..........        910,840    11,346,348       1,000       1,081,461      14,908,724    15,990,185
S. ANDERSON, SC ............      1,365,600     6,117,482      13,170       1,365,600       6,130,652     7,496,252
ANDERSON, SC ...............        204,094       939,733           0         204,094         939,733     1,143,827
ORANGEBURG, SC .............        317,934     1,692,836           0         317,934       1,692,836     2,010,770
MT. PLEASANT, SC ...........      2,583,887    10,469,891           0       2,583,887      10,469,891    13,053,778
COLUMBIA, SC ...............        600,000     3,262,624           0         600,000       3,262,624     3,862,624
SAULT STE. MARIE, MI .......      1,826,454    13,709,705           0       1,826,454      13,735,020    15,561,474
CHEBOYGAN, MI ..............        126,670     3,612,242           0         126,670       3,612,242     3,738,912
GRAND RAPIDS, MI ...........      1,926,389     8,039,411           0       1,926,389       8,048,942     9,975,331
HOUGHTON, MI ...............        439,589     7,300,952   1,820,772         439,589       9,222,349     9,661,938
BAD AXE, MI ................        183,850     3,647,330           0         183,850       4,038,246     4,222,096
GAYLORD, MI ................        269,900     8,727,812       2,250         269,900       9,060,182     9,330,082
HOWELL, MI .................        331,500    11,938,263         750         331,500      11,949,361    12,280,861
MT. PLEASANT, MI ...........        766,950     7,768,538      20,340         766,950      11,483,267    12,250,217
ELYRIA, OH .................        352,295     5,692,642           0         352,295       5,692,642     6,044,937
BEMIDJI, MN ................        442,031     8,228,731     500,161         442,031       8,808,171     9,250,202
CAPE CORAL, FL .............      1,286,628     2,548,149     149,507       1,286,628       2,697,656     3,984,284
TRINDAD, CO ................        411,329     2,578,930     197,546         411,329       2,787,426     3,198,755
HAZARD, KY .................        402,563     3,271,343     296,745         402,563       3,568,089     3,970,652
BIRMINGHAM, AL .............      3,726,122    13,973,590           0       3,726,122      14,010,222    17,736,344
BIRMINGHAM, AL .............     10,572,916    26,002,258           0      11,434,040      30,163,042    41,597,082
HUNTSVILLE, AL .............        600,000     3,058,100           0         600,000       3,059,600     3,659,600
MURRAY, KY .................        303,660     4,739,709           0         303,660       4,762,756     5,066,416
JACKSONVILLE, NC ...........        521,111     3,998,798     172,993         521,111       4,171,791     4,692,902
ORMOND BEACH, FL ...........      1,048,380    15,812,069       3,875       1,048,380      15,823,606    16,871,986
ALAMOSA, CO ................        161,479     1,034,465     210,958         161,479       1,247,424     1,408,903
WILMINGTON, NC .............      4,785,052    16,851,571   1,182,775       4,185,802      23,718,647    27,904,449
BERLIN, VT .................        858,667    10,948,064      23,935         866,217      10,983,359    11,849,576
BRAINERD, MN ...............        703,410     9,104,117     271,802       1,182,018       9,470,585    10,652,603
SPRING HILL, FL ............      1,083,851     4,816,166     265,762       2,121,843       5,081,998     7,203,841
TIFFIN, OH .................        432,292     5,907,856     434,761         432,292       6,496,188     6,928,480
TOLEDO, OH .................      2,490,543    10,582,588           0       2,490,543      10,583,789    13,074,332


                                               Total Cost,
                                                 Net of                  Depreciable      Date of
                                 Accumulated   Accumulated                  Lives      Construction (C)
                                Depreciation  Depreciation  Encumbrances   (Years)(1)   Acquisition (A)
                               ------------------------------------------------------------------------
W.65TH CLEVELAND, OH .......        967,627       600,569             0     S/L 30        1977 (C)
LOS ALAMOS, NM .............      1,138,593     3,116,693             0     S/L 30        1978 (C)
TAMPA, FL (DALE) ...........      1,102,327     9,230,730             0     S/L 31.5      1990 (C)
WAYNESVILLE, NC ............      1,028,793     7,635,774             0     S/L 31.5      1993 (A)
AHOSKIE, NC ................        704,625     7,369,629             0     S/L 31.5      1994 (A)
PULASKI, VA ................        747,757     6,182,565             0     S/L 31.5      1993 (A)
TWINSBURG, OH (VSA) ........        423,576     1,789,952             0     S/L 31.5      1989 (C)
AURORA, OH .................         48,937     6,088,866             0     S/L 31.5      1995 (C)
WORTHINGTON, MN ............      3,766,231     3,498,187             0     S/L 30        1977 (C)
HARRISBURG, IL .............        685,332     7,484,049             0     S/L 31.5      1994 (A)
MT. VERNON, IL .............      1,082,770    10,452,956             0     S/L 31.5      1993 (A)
FENTON, MO .................      2,056,946     3,404,956             0     S/L 30        1983 (A)
MELBOURNE, FL ..............      1,887,999     1,313,459             0     S/L 30        1978 (C)
SIMPSONVILLE, SC ...........        625,064     6,368,890             0     S/L 31.5      1994 (A)
CAMDEN, SC .................        858,336     7,600,164             0     S/L 31.5      1993 (A)
UNION, SC ..................        853,038     7,480,687             0     S/L 31.5      1993 (A)
N. CHARLESTON, SC ..........      1,140,912    14,849,273             0     S/L 31.5      1993 (A)
S. ANDERSON, SC ............        560,859     6,935,393             0     S/L 31.5      1994 (A)
ANDERSON, SC ...............         52,208     1,091,619             0     S/L 31.5      1995 (A)
ORANGEBURG, SC .............         94,046     1,916,723             0     S/L 31.5      1995 (A)
MT. PLEASANT, SC ...........        581,506    12,472,271     7,043,274     S/L 31.5      1995 (A)
COLUMBIA, SC ...............        120,838     3,741,786             0     S/L 31.5      1995 (A)
SAULT STE. MARIE, MI .......      1,017,019    14,544,455     8,027,584     S/L 31.5      1994 (A)
CHEBOYGAN, MI ..............        352,750     3,386,161             0     S/L 31.5      1993 (A)
GRAND RAPIDS, MI ...........        255,463     9,719,868             0     S/L 31.5      1995 (A)
HOUGHTON, MI ...............      5,517,093     4,144,845     3,098,376     S/L 30        1980 (C)
BAD AXE, MI ................        416,951     3,805,145             0     S/L 31.5      1993 (A)
GAYLORD, MI ................        964,748     8,365,334             0     S/L 31.5      1993 (A)
HOWELL, MI .................      1,204,180    11,076,681     7,734,904     S/L 31.5      1993 (A)
MT. PLEASANT, MI ...........        959,956    11,290,261             0     S/L 31.5      1993 (A)
ELYRIA, OH .................      2,044,569     4,000,368     3,808,568     S/L 30        1977 (C)
BEMIDJI, MN ................      4,057,033     5,193,168             0     S/L 30        1977 (C)
CAPE CORAL, FL .............      1,064,340     2,919,944             0     S/L 30        1985 (C)
TRINDAD, CO ................        980,751     2,218,004             0     S/L 30        1986 (C)
HAZARD, KY .................      1,993,301     1,977,350             0     S/L 30        1978 (C)
BIRMINGHAM, AL .............        519,844    17,216,500             0     S/L 31.5      1994 (A)
BIRMINGHAM, AL .............      1,639,576    39,957,506             0     S/L 31.5      1995 (A)
HUNTSVILLE, AL .............         97,118     3,562,482             0     S/L 31.5      1995 (A)
MURRAY, KY .................        428,064     4,638,352             0     S/L 31.5      1994 (A)
JACKSONVILLE, NC ...........        989,608     3,703,294     2,664,141     S/L 31.5      1989 (C)
ORMOND BEACH, FL ...........      1,340,499    15,531,487             0     S/L 31.5      1994 (A)
ALAMOSA, CO ................        534,299       874,604             0     S/L 30        1986 (C)
WILMINGTON, NC .............      3,670,202    24,234,247    10,075,323     S/L 31.5      1989 (C)
BERLIN, VT .................      3,488,331     8,361,245     4,940,000     S/L 30        1986 (C)
BRAINERD, MN ...............      1,399,624     9,252,979     1,020,000     S/L 31.5      1991 (A)
SPRING HILL, FL ............      1,360,594     5,843,247     6,212,636     S/L 30        1988 (C)
TIFFIN, OH .................      3,390,420     3,538,060             0     S/L 30        1980 (C)
TOLEDO, OH .................        615,934    12,458,398             0     S/L 31.5      1995 (A)

                                                                                                                      SCHEDULE III
                                                                                                                      Continued
                                              DEVELOPERS DIVERSIFIED REALTY CORPORATION
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                             DECEMBER 1996

                                       Initial Cost                                 Total Cost     (A)
                              ----------------------------              --------------------------------------------
                                              Buildings &                                 Buildings &
                                    Land      Improvements  Improvements      Land        Improvements      Total
                              ----------------------------------------  ---------------------------------------------
DICKINSON, ND ..............         57,470     6,864,237     354,820          51,148       7,259,157     7,310,305
WEST PASCO, FL .............      1,422,383     6,552,470       8,500       1,422,383       6,560,969     7,983,352
MARIANNA, FL ...............      1,496,347     3,499,835     129,855       1,496,347       3,630,489     5,126,836
HUTCHINSON, MN .............        401,502     5,510,326     656,937         426,502       6,225,385     6,651,887
NEW BERN, NC ...............        780,029     8,204,036      71,587         780,029      11,266,277    12,046,306
MAYFIELD HTS., OH (624) ....        168,000     1,418,886           0         168,000       1,418,886     1,586,886
MAYFIELD HTS., OH (625) ....        235,000     1,701,843           0         235,000       1,701,843     1,936,843
MENTOR, OH .................        184,420     1,148,523           0         184,420       1,148,523     1,332,943
STREETSBORO, OH ............         50,000     1,298,398           0          50,000       1,298,398     1,348,398
AURORA, OH .................        100,000     2,909,005           0         100,000       2,937,911     3,037,911
HIGHLAND, IN ...............      4,003,400    20,101,245           0       4,003,400      20,101,245    24,104,645
PHOENIX, AR ................      1,733,400     6,979,713           0       1,733,400       6,979,713     8,713,113
PHOENIX, AR ................      4,686,600    21,569,807           0       4,686,600      21,569,807    26,256,408
MAPLE GROVE, MN ............      4,564,278    18,379,324           0       4,564,278      18,379,324    22,943,602
TANASBOURNE TWN CTR ........      3,780,000    15,991,872           0       3,780,000      15,991,872    19,771,872
FORT WORTH, TX .............      2,325,000    10,275,719           0       2,325,000      10,275,719    12,600,719
RUSSELLVILLE, AR ...........        624,100    13,391,122           0         624,100      13,397,796    14,021,896
N. LITTLE ROCK, AR .........        907,083    17,159,794           0         907,083      17,187,763    18,094,846
OTTUMWA, IA ................        338,126     8,564,281     102,680         321,628       8,680,148     9,001,776
WASHINGTON, NC .............        990,780     3,118,121      33,690         990,780       3,182,676     4,173,456
ORLANDO, FL ................      4,792,146    11,673,702      84,343       4,792,146      11,758,045    16,550,191
DURHAM, NC .................      2,210,222    11,671,268     277,631       2,210,222      11,961,399    14,171,621
CRYSTAL RIVER, FL ..........      1,216,709     5,795,643     364,531       1,219,142       6,160,174     7,379,316
TWINSBURG, OH (HBC) ........        138,204       833,311     692,706         138,204       1,505,884     1,644,088
Portfolio Balance (DDR) ....              0    18,807,001     749,489               0      29,597,812    29,597,813

                              ----------------------------------------  ---------------------------------------------

                               $146,537,577  $756,118,408 $12,737,527    $150,001,124    $841,645,836  $991,646,960
                               ============  ============ ===========    ============    ============  ============



                                               Total Cost,
                                                 Net of                  Depreciable      Date of
                                 Accumulated   Accumulated                  Lives      Construction (C)
                                Depreciation  Depreciation  Encumbrances   (Years)(1)   Acquisition (A)
                               ------------------------------------------------------------------------
DICKINSON, ND ..............      4,545,373     2,764,932             0     S/L 30        1978 (C)
WEST PASCO, FL .............      2,333,283     5,650,069     4,783,894     S/L 30        1986 (C)
MARIANNA, FL ...............        736,296     4,390,540             0     S/L 31.5      1990 (C)
HUTCHINSON, MN .............      3,241,458     3,410,429     5,242,849     S/L 30        1981 (C)
NEW BERN, NC ...............      2,166,189     9,880,117     5,392,642     S/L 31.5      1989 (C)
MAYFIELD HTS., OH (624) ....        698,580       888,306             0     S/L 19        1986 (C)
MAYFIELD HTS., OH (625) ....      1,184,004       752,838             0     S/L 18        1984 (C)
MENTOR, OH .................        449,687       883,256             0     S/L 31.5      1987 (C)
STREETSBORO, OH ............        415,488       932,910             0     S/L 25        1989 (C)
AURORA, OH .................        398,140     2,639,771             0     S/L 31.5      1988 (C)
HIGHLAND, IN ...............        171,711    23,932,934             0     S/L 31.5      1996 (A)
PHOENIX, AR ................        110,703     8,602,410             0     S/L 31.5      1996 (A)
PHOENIX, AR ................        320,645    25,935,763             0     S/L 31.5      1996 (A)
MAPLE GROVE, MN ............        291,735    22,651,867             0     S/L 31.5      1996 (A)
TANASBOURNE TWN CTR ........        161,290    19,610,583             0     S/L 31.5      1996 (A)
FORT WORTH, TX .............        148,649    12,452,070             0     S/L 31.5      1996 (A)
RUSSELLVILLE, AR ...........      1,134,346    12,887,550             0     S/L 31.5      1994 (A)
N. LITTLE ROCK, AR .........      1,491,059    16,603,787             0     S/L 31.5      1994 (A)
OTTUMWA, IA ................      2,105,807     6,895,969             0     S/L 31.5      1990 (C)
WASHINGTON, NC .............        755,449     3,418,007             0     S/L 31.5      1990 (C)
ORLANDO, FL ................      2,948,699    13,601,492             0     S/L 31.5      1989 (C)
DURHAM, NC .................      2,317,890    11,853,731             0     S/L 31.5      1990 (C)
CRYSTAL RIVER, FL ..........      2,225,352     5,153,965             0     S/L 30        1986 (C)
TWINSBURG, OH (HBC) ........        361,333     1,282,755             0     S/L 31.5      1989 (C)
Portfolio Balance (DDR) ....        469,560    29,128,253             0

                               ----------------------------------------

                               $142,039,284  $849,607,676  $107,439,535
                               ============  ============  ============

------------------------------
(1) S/L refers to straight-line depreciation.

(A) The Aggregate Cost for Federal Income Tax purposes was approximately $990.0 million at December 31, 1996.

       The changes in Total Real Estate Assets for the three years ended December 31, 1996 are as follows:

                                                                      1996          1995          1994
                                                                  ------------------------------------------
        BALANCE, BEGINNING OF YEAR                                 $848,373,336  $686,890,098  $459,048,887
        ACQUISITIONS INCLUDING CLOSING COSTS                        114,390,359    81,634,342   179,684,535
        IMPROVEMENTS AND EXPANSIONS                                  64,199,411    84,884,431    16,505,191
        LAND UNDER DEVELOPMENT AND
          CONSTRUCTION IN PROGRESS                                    9,557,168     2,405,064    31,651,485
        SALES, TRANSFERS AND RETIREMENTS                            (44,873,314)   (7,440,599)            -
                                                                  ------------------------------------------
        BALANCE, END OF YEAR                                       $991,646,960  $848,373,336  $686,890,098
                                                                  ==========================================

       The changes in Accumulated Depreciation and Amortization for the three years ended December 31, 1995 are as follows:

                                                                        1996          1995          1994
                                                                    ------------------------------------------
          BALANCE, BEGINNING OF YEAR                                 $120,040,503  $100,051,018   $83,866,081
          DEPRECIATION FOR YEAR                                        24,872,181    21,838,209    16,184,937
          RETIREMENTS AND TRANSFERS                                    (2,873,400)   (1,848,724)            -
                                                                    ------------------------------------------
          BALANCE, END OF YEAR                                       $142,039,284  $120,040,503  $100,051,018
                                                                    ==========================================