Form 10-Q
period 1997-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 1997-05-15
CIK 894315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _____________
Commission file number     1-11690
                       -----------------------------------

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                      34-1723097
--------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S.  Employer
incorporation or organization)                     Identification No.)

               34555 Chagrin Boulevard Moreland Hills, Ohio 44022
--------------------------------------------------------------------------------
               (Address of principal executive offices - zip code)

                                 (216) 247-4700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                25,056,880 shares outstanding as of May 12, 1997
                ----------                          ------------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets as of March 31, 1997 and December 31,
1996.

Condensed Consolidated Statements of Operations for the Three Month Periods ended March 31, 1997 and 1996.

Condensed Consolidated Statements of Cash Flows for the Three Month Periods ended March 31, 1997 and 1996.

Notes to Condensed Consolidated Financial Statements.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            March 31,              December 31,
ASSETS                                                                                         1997                     1996
------                                                                                      ---------              ------------
Real estate rental property:
   Land                                                                                    $153,826,060             122,696,277
   Land under development                                                                    21,193,075              27,304,847
   Buildings                                                                                918,891,039             798,476,568
   Fixtures and tenant improvements                                                          16,039,700              14,805,101
   Construction in progress                                                                  15,380,358              28,364,167
                                                                                        ---------------           -------------
                                                                                          1,125,330,232             991,646,960
    Less accumulated depreciation                                                          (147,498,338)           (142,039,284)
                                                                                        ---------------           -------------
    Real estate, net                                                                        977,831,894             849,607,676

Cash and cash equivalents                                                                     2,682,400                  12,600
Advances to and investments in joint ventures                                               112,002,221             106,795,688
Other assets                                                                                 20,737,823              18,709,976
                                                                                        ---------------           -------------
                                                                                         $1,113,254,338            $975,125,940
                                                                                        ===============           =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
    Fixed rate senior notes                                                                $291,585,102            $215,492,754
    Revolving credit facilities                                                              19,000,000              95,500,000
    Subordinated convertible debentures                                                      60,000,000              60,000,000
                                                                                        ---------------           -------------
                                                                                            370,585,102             370,992,754
Mortgage indebtedness:
    Banks and other financial institutions                                                  106,830,561             107,439,535
                                                                                        ---------------           -------------
                  Total indebtedness                                                        477,415,663             478,432,289
Accounts payable and accrued expenses                                                        26,137,548              20,920,765
Other liabilities                                                                             9,396,531               6,436,667
                                                                                        ---------------           -------------
                                                                                            512,949,742             505,789,721
                                                                                        ---------------           -------------

Minority equity interest                                                                     16,293,180                       -

Commitments and contingencies
Shareholders' equity:
   Class A - 9.5% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 421,500 shares issued and outstanding at March 31, 1997
       and December 31, 1996                                                                105,375,000             105,375,000
   Class B - 9.44% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 177,500 shares issued and outstanding at March 31, 1997
       and December 31, 1996                                                                 44,375,000              44,375,000
    Common shares, without par value, $.10 stated value; 50,000,000 shares authorized; 25,055,498 and 21,682,917 shares issued and outstanding at
        March 31, 1997 and December 31, 1996,
        respectively                                                                          2,505,550               2,168,292
    Paid-in-capital                                                                         485,525,515             369,417,186
   Accumulated dividends in excess of net income                                            (53,154,649)            (51,384,259)
                                                                                        ---------------           -------------
                                                                                            584,626,416             469,951,219
   Less: Unearned compensation - restricted stock                                              (615,000)               (615,000)
                                                                                        ---------------           -------------
                                                                                            584,011,416             469,336,219
                                                                                        ---------------           -------------
                                                                                         $1,113,254,338            $975,125,940
                                                                                        ===============           =============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                   (UNAUDITED)

                                                                             1997                   1996
                                                                        ------------           -----------
Revenues from operations:
     Minimum rents                                                       $27,566,057           $22,682,584
     Percentage and overage rents                                          1,057,039               754,208
     Recoveries from tenants                                               7,225,868             5,743,626
     Management fee income                                                   723,260               508,809
     Other                                                                   881,044               945,465
                                                                        ------------           -----------
                                                                          37,453,268            30,634,692
                                                                        ------------           -----------
Rental operation expenses:
     Operating and maintenance                                             3,566,877             3,037,213
     Real estate taxes                                                     4,391,049             3,413,341
     General and administrative                                            2,465,727             1,732,948
     Interest expense                                                      8,047,202             7,343,006
     Depreciation and amortization                                         7,406,457             5,904,605
                                                                        ------------           -----------
                                                                          25,877,312            21,431,113
                                                                        ------------           -----------
Income before equity in net income
   of joint ventures, minority equity interest and
   gain on sales of real estate                                           11,575,956             9,203,579

Equity in net income of joint ventures                                     2,717,005             2,012,238
Minority equity interest                                                    (264,764)                   --
Gain on sales of real estate                                               3,525,785                    --
                                                                        ------------           -----------

Net income                                                               $17,553,982           $11,215,817
                                                                         ===========           ===========

Net income applicable to common shareholders                             $14,004,076            $7,665,911
                                                                         ===========           ===========

Per share data:
   Net income:
     Primary                                                                    $.57                  $.39
                                                                                ====                  ====
     Fully diluted                                                              $.57                  $.39
                                                                                ====                  ====

Dividends declared                                                              $.63                  $.60
                                                                                ====                  ====




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                   (UNAUDITED)



                                                                              1997                   1996
                                                                         -------------           ------------
Net cash flow provided by operating activities                           $  21,107,035           $ 14,059,965
                                                                         -------------           ------------

Cash flow provided by (used for) investing activities:
    Real estate developed or acquired                                     (114,016,759)           (23,353,342)
    (Advances to) repayments from  joint ventures, net                      (5,461,751)            (1,147,884)
    Proceeds from sales of real estate                                       5,452,034                     --
                                                                         -------------           ------------
Net cash flow used for investing activities                               (114,026,476)           (24,501,226)
                                                                         -------------           ------------

Cash flow provided by (used for) financing activities:
    Repayment of revolving credit facilities, net                          (76,500,000)           (87,500,000)
    Proceeds from issuance of Medium Term Notes, net of
       underwriting commissions and $106,000 of offering
       expenses paid                                                                --             52,604,000
    Principal payments on rental property debt                                (608,974)           (12,148,265)
    Proceeds from issuance of Fixed Rate Senior Notes, net of
       underwriting commissions and discounts and $500,000 of
       offering expenses paid                                               75,577,000                     --
    Proceeds from issuance of common shares, net of
       underwriting commissions and $425,000 and $300,000
       of offering expenses paid in 1997 and 1996, respectively            115,831,877             75,389,307
   Proceeds from issuance of Class B preferred shares, net of underwriting commissions and $200,000 of offering
       expenses paid                                                                --              4,182,050
    Proceeds from issuance of common shares in conjunction
       with exercise of stock options, the Company's 401(k)
       plan and dividend reinvestment plan                                     613,710                129,240
    Dividends paid                                                         (19,324,372)            (3,433,468)
                                                                         -------------           ------------
Net cash flow provided by financing activities                              95,589,241             29,222,864
                                                                         -------------           ------------
Increase in cash and cash equivalents                                        2,669,800             18,781,603
Cash and cash equivalents, beginning of period                                  12,600                 12,100
                                                                         -------------           ------------
Cash and cash equivalents, end of period                                 $   2,682,400           $ 18,793,703
                                                                         =============           ============

Supplemental disclosure of non cash investing and financing activities:

In conjunction with the acquisitions of certain shopping centers, the Company assumed other liabilities and minority equity interest aggregating approximately $22.9 million for the three month period ended March 31, 1997. In addition, included in accounts payable was approximately $0.3 million relating to construction in progress which did not require the use of cash.

For the three month period ended March 31, 1996 included in accounts payable was approximately $0.7 million relating to construction in progress and $13.0 million of dividends declared which did not require the use of cash.










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

2.       PUBLIC OFFERINGS

         In January 1997, the Company sold 3,350,000 shares of common stock in an underwritten offering at $36.625 per share. In March 1997, the Company issued $75 million of 7.125% Pass-Through Asset Trust Securities which mature in March 2002. The aggregate net proceeds of approximately $191.4 million from the above offerings were primarily used to retire variable rate indebtedness.

3.       EQUITY INVESTMENTS IN JOINT VENTURES:

         The Company's equity investments in joint ventures at March 31, 1997 were comprised of (i) a 50% joint venture interest in four Community Center Joint Ventures, formed in November 1995 in conjunction with the acquisition of the Homart Community Center Division of Sears, Roebuck and Co. ("Sears"), (ii) a 50% joint venture interest, formed in September 1996, with The Ohio State Teachers Retirement Systems (OSTRS), (iii) a 50% joint venture interest, formed in October 1996, in conjunction with the development of a 443,000 square foot shopping center in Merriam, Kansas, (iv) a 35% joint venture interest in a limited partnership, formed in January 1997, that owns a 286,388 square foot shopping center located in San Antonio, Texas and (v) a 50% joint venture interest in a limited partnership, formed in 1989, that owns a 411,977 square foot shopping center located in Martinsville, Virginia.

Summarized combined financial information of the Company's joint venture investments is as follows:


                                     March 31,           December 31,
Combined Balance Sheets                1997                   1996
                                    ------------          ------------
   Real estate, net                 $600,747,298          $561,624,478
   Other assets                       21,434,797            16,012,336
                                    ------------          ------------
                                    $622,182,095          $577,636,814
                                    ============          ============

   Mortgage debt                    $390,789,931          $360,113,705
   Amounts payable to DDRC            12,766,605            10,747,149
   Other liabilities                   9,052,887             7,782,117
                                    ------------          ------------
                                     412,609,423           378,642,971
Accumulated equity                   209,572,672           198,993,843
                                    ------------          ------------
                                    $622,182,095          $577,636,814
                                    ============          ============

                                           Three Month Period
                                              Ended March 31,
Combined Statements of Operations       1997                 1996
                                    ------------          ------------

Revenues from operations             $19,304,067           $14,597,439
                                    ------------          ------------

Rental operation expenses              4,658,868             3,780,114
Depreciation and amortization
 expenses                              2,704,111             2,106,297
Interest expense                       6,428,401             4,686,558
                                    ------------          ------------
                                      13,791,380            10,572,969
                                    ------------          ------------
Net income                            $5,512,687            $4,024,470
                                    ============          ============

         The Company has guaranteed $25 million of joint venture indebtedness and related interest associated with certain mortgage debt.

         Advances to and investments in joint ventures include acquisition costs related to the Community Center Joint Ventures and the Merriam joint venture of approximately $2.6 million and $0.9 million respectively, and a deferred gain of approximately $6.4 million related to the contribution of the real estate property and mortgage debt to the OSTRS Joint Venture.

         Included in management fee income for the three month period ended March 31, 1997 and 1996 is approximately $0.6 million and $0.4 million, respectively of fees earned from the Company's Joint Venture interests. Other income for the three month period ended March 31, 1997 and 1996 includes $0.1 million and $0.3 million, respectively, of development fee income from the Community Center Joint Ventures.

4.  ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

         During the three month period ended March 31, 1997, the Company completed the acquisition of or investment in four shopping centers with an aggregate of approximately 1.4 million Company owned gross leasable square feet
(GLA) at an initial aggregate investment of approximately $116.5 million.
These properties are summarized as follows:


                                             Year             Effective Date                 Company
                           Location          Built            of Acquisition                   GLA
         -----------------------------       ----             ---------------              -----------
         Cleveland (North Olmsted), OH       1958             January 1, 1997                  463,440
         Cleveland (North Olmsted), OH       1987             January 1, 1997                  142,947
         San Antonio, TX (1)                 1996             January 23, 1997                 286,388
         Phoenix, AZ                         1996             February 21, & March 27, 1997    490,885
                                                                                            -----------
                                                                                             1,383,660
                                                                                            ===========

(1)      Property acquired through a joint venture in which the Company owns a 35% interest.

         The operating results of the acquired shopping centers are included in the results of operations of the Company from the effective date of acquisition.

         The following unaudited supplemental pro forma operating data is presented for the three months ended March 31, 1996 as if each of the following transactions had occurred on January 1, 1996 (i) the acquisition by the Company of all properties acquired by the Company in 1996 and 1997; (ii) the sale by the Company of 175,000 depositary shares representing 9.44% Class B Cumulative Redeemable Preferred Shares in January 1996, (iii) the completion of the sale by the Company of $111.7 million of Medium Term Notes in 1996, (iv) the completion of the sale by the Company of 2,611,500 Common Shares in March 1996, (v) the completion of the sale by the Company of 3,350,000 common shares in January 1997 and (vi) the completion of the sale by the Company of the $75 million 7.125% Pass through Asset Trust Securities in March 1997.


                            Three Month Period Ended March 31,
                            ----------------------------------
                             (in thousands, except per share)
                                          1996
                                         -------
Pro forma revenues                       $32,367
                                         =======
Pro forma net income applicable
   to common shareholders                $ 9,348
                                         =======
Pro forma net income applicable
   to common shareholders
   per common share                      $   .43
                                         =======

         Pro forma information for the three months ended March 31, 1997 is not presented because two of the four acquired properties were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful. The two Cleveland, Ohio properties are included in the Company's actual operating results for the three months ended March 31, 1997.

         The 1996 pro forma information above does not include revenues and expenses for the five properties acquired by the Company in 1996 prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful.

5.       SHAREHOLDERS' EQUITY:

         The following table summarizes the changes in shareholders' equity since December 31, 1996:


                                Class A 9.5%    Class B 9.44%
                                 Cumulative      Cumulative
                                Redeemable      Redeemable
                                 Preferred       Preferred                               Accumulated
                                Shares ($250    Shares ($250                            Dividends in
                                Liquidation      Liquidation    Common     Paid-in        Excess of    Restricted
                                   Value)          Value)       Shares     Capital       Net Income       Stock          Total
                                ------------   -----------  ----------   ------------  ------------    ----------    ------------
Balance December 31, 1996       $105,375,000   $44,375,000  $2,168,292   $369,417,186  $(51,384,259)  $  (615,000)   $469,336,219
Net income                                                                               17,553,982                    17,553,982
Dividends declared -
  Preferred Shares                                                                       (3,549,906)                   (3,549,906)
Dividends declared -
  Common Shares                                                                         (15,774,466)                  (15,774,466)
Issuance of Common Shares                                      335,000    115,496,877                                 115,831,877
Stock options exercised                                          2,148        569,913                                     572,061
Shares issued through employee
  401(k) plan                                                       43         15,818                                      15,861
Shares issued through Dividend
  Reinvestment Plan                                                 67         25,721                                      25,788
                                ------------   -----------  ----------   ------------  ------------    ----------    ------------
Balance March 31, 1997          $105,375,000   $44,375,000  $2,505,550   $485,525,515  $(53,154,649)   $ (615,000)   $584,011,416
                                ============   ===========  ==========   ============  ============    ============= ============


6.       REVOLVING CREDIT FACILITIES:

         In May 1995, the Company obtained a three year $150 million unsecured revolving credit facility from a syndicate of financial institutions for which the First National Bank of Chicago and the First National Bank of Boston serve as agents (the "Unsecured Credit Facility"). In March 1997, the Company renegotiated the terms of this facility to extend the agreement, to May 2000, reduce the specified spread over LIBOR by 15 basis points and introduce a competitive bid feature for up to $75 million of borrowings. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread, currently at 1.10%, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Unsecured Credit Facility is used to finance the acquisition of shopping centers, to provide working capital and for general corporate purposes. At March 31, 1997, $15 million was outstanding under this facility.

         In addition, the Company maintains a $10 million unsecured revolving credit facility with National City Bank which matures in November 1999 and bears interest at variable rates based on the prime rate or LIBOR plus a specified spread, currently at 1.25%, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. At March 31, 1997 there was $4 million outstanding under this facility.

7.       EARNINGS PER SHARE

         Primary earnings per share for net income applicable to common shareholders was computed by dividing common share dividends paid or declared for the period by the weighted average number of common shares outstanding plus the undistributed net income (loss) applicable to common shareholders, as appropriate, divided by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents are excluded from the earnings per share calculation where they would be antidilutive. The weighted average number of shares outstanding utilized in the calculations is 24,520,075 and 19,704,565 for the three month periods ended March 31, 1997 and 1996, respectively.

         Fully diluted earnings per common share were calculated by dividing net income (loss) applicable to common shareholders by the weighted average number of common shares and common share equivalents during the period. Common share equivalents included stock options outstanding and the assumed conversion of the Debentures. For the three month period ended March 31, 1996, the assumed conversion of the Debentures was antidilutive, and was therefore excluded from the calculation. Common share equivalents for purposes of the fully diluted earnings per share were 2,213,590 and 143,987 for the three month periods ended March 31, 1997 and 1996, respectively.

         As required by APB Opinion No. 15, supplementary pro forma income per share data has been presented in Note 4.

8.       SUBSEQUENT EVENTS

         On May 12, 1997, the Company's shareholders approved an additional 500,000 common shares to be reserved for issuance under the Company's 1992 Employees' Share Option Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

         Revenues from Operations

         Total revenues increased $6.8 million, or 22.3% to $37.4 million for the three month period ended March 31, 1997 from $30.6 million for the same period in 1996. Base and percentage rents for the three month period ended March 31, 1997 increased $5.2 million or 22.1% to $28.6 million as compared to $23.4 million for the same period in 1996. Approximately $0.8 million of the increase in base and percentage rental income is the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1996), an increase of 3.9% over 1996 revenues from Core Portfolio Properties. The eight shopping centers acquired by the Company in 1997 and 1996 contributed $4.7 million of additional revenue and the three new shopping center developments contributed $0.7 million. The above increases were offset by the transfer of two properties to a joint venture in September 1996 which reduced revenue by $1.0 million. At March 31, 1997, the occupancy rate of the Company's portfolio, including properties owned through joint ventures, was at 94.1% as compared to 94.2% at March 31, 1996. As of March 31, 1997, the Company had also entered into leases with additional tenants aggregating approximately 300,000 square feet of vacant space, approximately 1.4% of total Company gross leasable area, which was not yet occupied at that date.

         The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $8.16 at March 31, 1997 as compared to $7.85 at December 31, 1996. Same store sales, for the current twelve month period, increased 3.18% to $229 per square foot as compared to $222 per square foot for the prior twelve month period.

         The increase in recoveries from tenants of $1.5 million is directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 1997 and 1996 shopping center acquisitions and developments. Recoveries were approximately 90.8% of operating expenses and real estate taxes as compared to 89.0% for the same period in 1996. Management fee income and other income increased by approximately $0.1 million which generally relates to an increase in management fee income associated with the formation of several joint ventures.

         Expenses from Operations

         Rental operating and maintenance expenses for the three month period ended March 31, 1997 increased $0.5 million, or 17.4% to $3.5 million as compared to $3.0 million for the same period in 1996. An increase of $0.4 million is attributable to the 11 shopping centers acquired and developed in 1996 and 1997 and $0.1 million in the Core Portfolio Properties.

         Real estate taxes increased $1.0 million, or 28.6%, to $4.4 million for the three month period ended March 31, 1997 as compared to $3.4 million for the same period in 1996. This increase is related to the 11 shopping centers acquired and developed in 1996 and 1997.

         General and administrative expenses increased $0.7 million, or 42.3%, to $2.5 million for the three month period ended March 31, 1997 as compared to $1.7 million in 1996. The increase is attributable to the growth of the Company primarily related to acquisitions, expansions and developments. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. Total general and administrative expenses were approximately 4.3% and 3.8% of total revenues, including revenues of joint ventures, at March 31, 1997 and 1996, respectively.

         Depreciation and amortization expense increased $1.5 million, or 25.4%, to $7.4 million for the three month period ended March 31, 1997 as compared to $5.9 million for the same period in 1996. The increase is primarily attributable to the growth related to the 11 shopping centers acquired and developed in 1996 and 1997.

         Interest expense increased $0.7 million, or 9.6%, to $8.0 million for the three month period ended March 31, 1997, as compared to $7.3 million for the same period in 1996. The overall increase in interest expense for the three month period ended March 31, 1997 as compared to the same period in 1996 is primarily related to the acquisition and development of shopping centers during 1997 and 1996. The weighted average debt outstanding during the three month period ended March 31, 1997 and related weighted average interest rate was $430.9 million and 7.8%, respectively, compared to $397.0 million and 8.1%, respectively, for the same period in 1996. Interest costs capitalized, in conjunction with development and expansion projects, were $0.8 million for the three month period ended March 31, 1997, respectively, as compared to $0.7 million for the same period in 1996.

         Equity in net income of joint ventures increased $0.7 million, or 35.0%, to $2.7 million for the three month period ended March 31, 1997 as compared to $2.0 million for the same period in 1996. The increase is attributable to the Community Center Joint Ventures, the formation of a joint venture with Ohio State Teachers Retirement Systems ("OSTRS") and the formation of a joint venture in San Antonio, Texas which contributed an additional $0.4 million, $0.2 million and $0.1 million, respectively, of equity in net income of joint ventures for the three month period ended March 31, 1997.

         The minority equity interest of $0.3 million for the three month period ended March 31, 1997 relates to the Company's investment in two shopping center properties in 1997. The amount represents the priority distribution associated with the minority equity interest.

         Gain on sales of real estate aggregated $3.5 million for the three month period ended March 31, 1997. In March 1997, the Company sold two business centers in Highland Heights, Ohio aggregating approximately 113,000 square feet for approximately $5.7 million. The two business centers had been vacant for approximately 18 months.

         Net Income

         Net income increased $6.3 million to $17.5 million for the three month period ended March 31, 1997, as compared to net income of $11.2 million for the same period in 1996. The increase in net income of $6.3 million is primarily attributable to the increased net operating revenues (total revenues less operating and maintenance, real estate taxes and general and administrative expense) aggregating $4.6 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, and the 11 shopping centers acquired and developed in 1996 and 1997. An increase of $0.7 million relates to increased equity income from joint ventures and an increase of $3.5 million relates to a gain on sale of real estate. The increase in net operating revenues, equity income from joint ventures and gain on sale of real estate was offset by increases in depreciation, interest expense and minority equity interest of $1.5 million, $0.7 million and $0.3 million, respectively.

FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, non recurring charges and extraordinary items, adjusting for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company's proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is substantially the same as the definition currently used by the National Association of Real Estate Investment Trusts ("NAREIT"). Certain other real estate companies may calculate funds from operations in a different manner. For the three month period ended March 31, 1997, FFO increased $4.6 million or 31.3% to $19.1 million as compared to $14.5 million for the same period in 1996. The increase is attributable to the continuing increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company's calculation of FFO is as follows (in thousands):


                                                 March 31,
                                         1997                 1996
                                       --------           --------
Net income applicable to
   common shareholders (1)              $14,004             $7,666
Depreciation of real property             7,322              5,854
Equity in net income of
  joint ventures                         (2,717)            (2,012)
Joint Ventures FFO (2)                    4,051              3,065
Gain on sales of real estate             (3,526)                --
                                       --------           --------
                                        $19,134            $14,573
                                       ========           ========

(1) Includes straight line rental revenues of approximately $0.3 million and $0.1 million for the three month periods ended March 31, 1997 and 1996, respectively, primarily related to recent acquisitions and new developments.

(2)      Joint Venture Funds From Operations are summarized as follows:



Net income (a)                         $5,513          $4,024
Depreciation of real property           2,704           2,106
                                        -----           -----
                                       $8,217          $6,130
                                       ======          ======
DDRC Ownership interests (b)           $4,051          $3,065
                                       ======          ======

(a) Includes straight line rental revenue of approximately $0.6 million for the three month periods ended March 31, 1997 and 1996. The Company's proportionate share of straight line rental revenues was $0.3 million for the three month periods ended March 31, 1997 and 1996.

(b) At March 31, 1997 the Company owned a 50% joint venture interest relating to 13 shopping center properties and a 35% joint venture interest in one shopping center property. At March 31, 1996 the Company owned a 50% joint venture interest in eleven shopping center properties.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing revolving credit facilities, as well as other debt and equity alternatives will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the three month period ended March 31, 1997 increased to $21.1 million as compared to $14.1 million for the same period in 1996. The increase is attributable to the 11 acquisitions and developments completed in 1997 and 1996, new leasing, expansion and re-tenanting of the core portfolio properties and the equity offerings completed in 1997 and 1996.

An increase in the 1997 quarterly dividend per common share to $.63 from $.60 was approved in December 1996 by the Company's Board of Directors. It is anticipated that the new dividend level will result in a more conservative payout ratio as compared to prior years. A lower payout ratio will enable the Company to retain more capital which will be utilized toward attractive investment opportunities in the development, acquisition and expansion of portfolio properties. The Company's common share dividend payout ratio for the first quarter of 1997 approximated 82.4% of the actual funds from operations.

During the three month period ended March 31, 1997, the Company and its joint ventures invested $122.8 million, net, to acquire, develop, expand, improve and re-tenant its properties as follows: (in millions):

Acquisitions

During the first quarter of 1997 the Company acquired two adjacent shopping center properties in Ahwatukee, Arizona (a suburb of Phoenix), aggregating 490,885 square feet for an aggregate purchase price of approximately $65.3 million. The Company also acquired a majority ownership interest in two adjacent shopping center properties aggregating 606,387 square feet in North Olmsted, Ohio (a suburb of Cleveland) for an initial investment of approximately $38 million.

The Company also acquired a 35% ownership interest in a 296,000 square foot shopping center in San Antonio, Texas. This shopping center was acquired at a cost of approximately $38.3 million of which the Company's proportionate share aggregated approximately $13.4 million.

Developments

The Company has substantially completed the construction of an 84,000 square foot community shopping center in Aurora, Ohio with a Heinen's Supermarket (not owned by the Company) and Revco Drug Store as anchor tenants.

Development activity also continues to progress at the Company's shopping centers in Atlanta, Georgia and Framingham, Massachusetts which were acquired in connection with the Community Center Joint Ventures in November 1995. The Atlanta and Framingham centers are scheduled to be substantially completed by the third quarter of 1997. The majority of tenants have opened at each center. Construction has also commenced on the development of four additional shopping centers which include: (i) a 235,000 square foot Phase II development of the Canton, Ohio center which will include Home Place, Service Merchandise, Petsmart and JoAnn Fabrics ETC as anchor tenants; (ii) a 500,000 square foot shopping center in Boardman, Ohio which includes Wal-Mart, Lowe's, Dick's Sporting Goods, Giant Eagle Supermarket, Staples and Petsmart as anchor tenants. The Lowe's, Wal-Mart and Dick's Sporting Goods stores opened during the first quarter of 1997; (iii) a 475,000 square foot shopping center in Stow, Ohio which will include Target (not owned by the Company), Kohl's, Giant Eagle Supermarket (opened fourth quarter 1996), Office Max (opened first quarter 1997) and Stein Mart as anchor tenants and (iv) a 445,000 square foot shopping center in Merriam, Kansas which is being developed through a joint venture formed in October 1996, 50% of which is owned by the Company. This center will include Home Depot, Cinemark, Hen House Supermarket, and Petsmart as anchor tenants.

Expansions

The Company is currently expanding seven of its shopping centers, including a 50,000 square foot expansion in Birmingham, Alabama; a 98,000 square foot expansion in Spring Hill, Florida; a 30,000 square foot supermarket expansion in Chillicothe, Ohio; a 44,000 square foot expansion in Marietta, Georgia; a 79,000 square foot expansion and redevelopment in Martinsville, Virginia; a 130,000 square foot redevelopment in Winchester, Virginia and an 18,000 square foot retail expansion in East Norriton, Pennsylvania.

FINANCING ACTIVITIES

The acquisitions, developments and expansions were financed through cash provided from operating activities revolving credit facilities, mortgages assumed and debt and equity offerings. Total debt outstanding at March 31, 1997 was $477.4 million compared to 359.1 million at March 31, 1996.

In January 1997, the Company successfully completed a 3,350,000 common share offering and received net proceeds of approximately $116 million which were primarily used to retire variable rate debt. The common share offering significantly strengthened the Company's balance sheet and positioned the Company to continue to take advantage of attractive acquisition, development and expansion opportunities discussed above.

In March 1997, the Company issued $75 million of senior unsecured Putable Asset Trust Securities (PATS). The PATS were issued at a discount of 99.53%, have a coupon rate of 7.125% and mature on March 15, 2002. The effective yield to the put date, after adjusting for the call premium and debt issue costs, is approximately 6.9%.

In March 1997, the Company extended its $150 million unsecured revolving credit facility, agented by the First National Bank of Chicago and the First National Bank of Boston, for an additional year, through May 2000, and reduced the interest rate 15 basis points and also introduced a competitive bid feature for up to $75 million of borrowings.

In March 1997, the Company sold two business centers in Highland Heights, Ohio aggregating approximately 113,000 square feet for approximately $5.7 million and recognized a gain of approximately $3.5 million. The net proceeds of approximately $5.4 million were used to repay revolving credit debt.

At March 31, 1997, the Company's capitalization consisted of $477.4 million of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $191.4 million), $149.8 million of preferred stock and $945.8 million of market equity (market equity is defined as common shares outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at March 31, 1997 of $37.75) resulting in a debt total market capitalization ratio of .30 to 1.0. At March 31, 1997, the Company's total debt consisted of $455.4 million of fixed rate debt, and $22.0 million of variable rate debt.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. In June 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission under which $400 million of debt securities, preferred shares or common shares may be issued. As of March 31, 1997, the Company had $218.6 million available under its shelf registration statement. In addition, as of March 31, 1997 the Company had $141 million available under its $160 million of unsecured revolving credit facilities. On March 31, 1997, the Company also had 94 operating properties with $29.6 million or 74.6% of the total revenue for the three month period ended March 31, 1997 which were unencumbered thereby providing a potential collateral base for future borrowings.

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

         At March 31, 1997, approximately 95.4% of the Company's debt (not including joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 4.6 years and a weighted average interest rate of approximately 7.8%. The remainder of the Company's debt bears interest at variable rates, with a weighted average maturity of approximately 3.3 years and a weighted average interest rate of approximately 8.4%. As of March 31, 1997 the Company's Community Center Joint Ventures had variable rate debt aggregating approximately $326.0 million in the form of bridge loans which are scheduled to be converted to long-term fixed rate debt through securitizations. The Company's OSTRS Joint Venture has variable rate debt aggregating $24.3 million. The Company's joint venture in San Antonio, Texas has variable rate debt aggregating $26.7 million. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities to initially fund future acquisitions of shopping centers. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that in no event would increases in interest expenses as a result of inflation significantly impact the Company's distributable cash flow.

         The Community Center Joint Ventures have entered into swap agreements with major financial institutions as a hedge against increasing interest rates associated with the joint ventures' proposed upcoming long term financing. The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes. Accordingly, the cost of obtaining such protection agreements in relation to the Company's access to capital markets will continue to be evaluated.

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

         During 1996 and 1997, certain national and regional retailers experienced financial difficulties and several have filed for protection under bankruptcy laws. Although the Company has experienced an increase in the number of tenants filing for protection under bankruptcy laws, no significant bankruptcies have occurred through May 12, 1997 with regard to the Company's portfolio of tenants.

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

         None

ITEM 5.   OTHER EVENTS

         None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits -

         4.1 Second amendment to credit agreement between the Company and the First National Bank of Chicago and the First National Bank of Boston

         11.1    Earnings per Share

         27      (a) Financial Data Schedule

b)       Reports on Form 8-K


         Date of Report              Items Reported
         --------------              --------------
         January 13, 1997            Item 7. Financial Statements, Pro Forma
                                             Financial Information and Exhibits

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DEVELOPERS DIVERSIFIED REALTY CORPORATION



         May 15, 1997             /s/  Scott A. Wolstein
----------------------------      ---------------------------------------
             (Date)               Scott A. Wolstein, President and
                                  Chief Executive Officer


         May 15, 1997             /s/  William H. Schafer
----------------------------      ---------------------------------------
             (Date)               William H. Schafer, Chief Financial Officer
                                  (Principal Financial Officer and Principal
                                  Accounting Officer)