Form 10-Q
period 1997-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 1997-08-14
CIK 894315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________
Commission file number     1-11690
                       -------------------------------

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

               26,386,097 shares outstanding as of August 13, 1997
               ----------                          ---------------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996.

Condensed Consolidated Statements of Operations for the Three Month Periods ended June 30, 1997 and 1996.

Condensed Consolidated Statements of Operations for the Six Month Periods ended June 30, 1997 and 1996.

Condensed Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 1997 and 1996.

Notes to Condensed Consolidated Financial Statements.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    June 30,         December 31,
                                                                                      1997               1996
                                                                                 ---------------    ---------------
ASSETS
Real estate rental property:
   Land                                                                          $   156,360,432    $   122,696,277
   Land under development                                                             30,926,510         27,304,847
   Buildings                                                                         928,560,722        798,476,568
   Fixtures and tenant improvements                                                   16,620,953         14,805,101
   Construction in progress                                                           21,895,471         28,364,167
                                                                                 ---------------    ---------------
                                                                                   1,154,364,088        991,646,960
    Less accumulated depreciation                                                   (155,278,049)      (142,039,284)
                                                                                 ---------------    ---------------
    Real estate, net                                                                 999,086,039        849,607,676

Cash and cash equivalents                                                             15,111,160             12,600
Advances to and investments in joint ventures                                        120,510,286        106,795,688
Other assets                                                                          24,254,568         18,709,976
                                                                                 ---------------    ---------------
                                                                                 $ 1,158,962,053    $   975,125,940
                                                                                 ===============    ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
    Fixed rate senior notes                                                      $   291,594,250    $   215,492,754
    Revolving credit facilities                                                       20,000,000         95,500,000
    Subordinated convertible debentures                                               59,257,000         60,000,000
                                                                                 ---------------    ---------------
                                                                                     370,851,250        370,992,754
Mortgage indebtedness:
    Banks and other financial institutions                                           106,297,053        107,439,535
                                                                                 ---------------    ---------------
                  Total indebtedness                                                 477,148,303        478,432,289

Accounts payable and accrued expenses                                                 27,016,040         20,920,765
Other liabilities                                                                      7,685,772          6,436,667
                                                                                 ---------------    ---------------
                                                                                     511,850,115        505,789,721
                                                                                 ---------------    ---------------

Minority equity interest                                                              16,293,180                  -
Commitments and contingencies
Shareholders' equity:
   Class A - 9.5% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 421,500 shares issued and outstanding at June 30, 1997
       and December 31, 1996                                                         105,375,000        105,375,000
   Class B - 9.44% cumulative redeemable preferred shares, without par value, $250 liquidation value; 1,500,000 shares authorized; 177,500 shares issued and outstanding at June 30, 1997
       and December 31, 1996                                                          44,375,000         44,375,000
   Common shares, without par value, $.10 stated value; 50,000,000 shares authorized;  26,385,104 and 21,682,917 shares issued and outstanding at June 30, 1997 and December 31, 1996,
       respectively                                                                    2,638,510          2,168,292
   Paid-in-capital                                                                   535,611,348        369,417,186
   Accumulated dividends in excess of net income                                     (56,566,100)       (51,384,259)
                                                                                 ---------------    ---------------
                                                                                     631,433,758        469,951,219
   Less: Unearned compensation - restricted stock                                       (615,000)          (615,000)
                                                                                 ---------------    ---------------
                                                                                     630,818,758        469,336,219
                                                                                 ---------------    ---------------
                                                                                 $ 1,158,962,053    $   975,125,940
                                                                                 ===============    ===============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTH PERIOD ENDED JUNE 30,
                                   (UNAUDITED)

                                                         1997            1996
                                                     ------------    ------------
Revenues from operations:
     Minimum rents                                   $ 29,637,465    $ 23,037,039
     Percentage and overage rents                         550,005         430,498
     Recoveries from tenants                            7,544,515       5,575,231
     Management fee income                                791,980         636,207
     Other                                              2,342,470       2,225,333
                                                     ------------    ------------
                                                       40,866,435      31,904,308
                                                     ------------    ------------
Rental operation expenses:
     Operating and maintenance                          3,450,422       2,798,557
     Real estate taxes                                  4,933,496       3,362,394
     General and administrative                         2,666,836       1,891,462
     Interest expense                                   8,431,006       6,636,224
     Depreciation and amortization                      7,799,824       5,973,897
                                                     ------------    ------------
                                                       27,281,584      20,662,534
                                                     ------------    ------------
Income before equity in net income
   of joint ventures, minority equity interest and
   gain on sales of real estate                        13,584,851      11,241,774

Equity in net income of joint ventures                  2,617,047       1,861,935
Minority equity interest                                 (261,138)              -
                                                     ------------    ------------

Net income                                           $ 15,940,760    $ 13,103,709
                                                     ============    ============

Net income applicable to common shareholders         $ 12,390,853    $  9,553,803
                                                     ============    ============

Net income per share:
     Primary                                         $        .49    $        .44
                                                     ============    ============
     Fully diluted                                   $        .48    $        .44
                                                     ============    ============

Dividends declared                                   $        .63    $        .60
                                                     ============    ============





              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                   (UNAUDITED)

                                                         1997            1996
                                                     ------------    ------------
Revenues from operations:
     Minimum rents                                   $ 57,203,522    $ 45,719,623
     Percentage and overage rents                       1,607,044       1,184,706
     Recoveries from tenants                           14,770,383      11,318,857
     Management fee income                              1,515,240       1,145,016
     Other                                              3,223,514       3,170,798
                                                     ------------    ------------
                                                       78,319,703      62,539,000
                                                     ------------    ------------
Rental operation expenses:
     Operating and maintenance                          7,123,542       5,921,437
     Real estate taxes                                  9,324,545       6,775,735
     General and administrative                         5,026,320       3,538,743
     Interest expense                                  16,478,208      13,979,230
     Depreciation and amortization                     15,206,281      11,878,502
                                                     ------------    ------------
                                                       53,158,896      42,093,647
                                                     ------------    ------------
Income before equity in net income
   of joint ventures, minority equity interest and
   gain on sales of real estate                        25,160,807      20,445,353

Equity in net income of joint ventures                  5,334,052       3,874,173
Minority equity interest                                 (525,902)              -
Gain on sales of real estate                            3,525,785               -
                                                     ------------    ------------

Net income                                           $ 33,494,742    $ 24,319,526
                                                     ============    ============

Net income applicable to common shareholders         $ 26,394,929    $ 17,219,714
                                                     ============    ============

Net income per share:
     Primary                                         $       1.06    $        .83
                                                     ============    ============
     Fully diluted                                   $       1.04    $        .83
                                                     ============    ============

Dividends declared                                   $       1.26    $       1.20
                                                     ============    ============




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                   (UNAUDITED)

                                                                       1997             1996
                                                                  -------------    -------------
Net cash flow provided by operating activities                    $  44,415,734    $  30,024,585
                                                                  -------------    -------------

Cash flow provided by (used for) investing activities:
    Real estate developed or acquired                              (148,081,906)     (39,582,648)
    (Investments in and advances to) repayments from joint
      ventures, net                                                 (12,878,974)      (6,546,214)
    Proceeds from sales of real estate                                5,452,034        1,141,741
                                                                  -------------    -------------
Net cash flow used for investing activities                        (155,508,846)     (44,987,121)
                                                                  -------------    -------------

Cash flow provided by (used for) financing activities:
    Repayment of revolving credit facilities, net                   (75,500,000)     (64,185,000)
    Proceeds from construction loans                                          -        2,923,926
    Proceeds from issuance of Medium Term Notes, net of
       underwriting commissions and $106,000 of offering
       expenses paid                                                          -       52,594,000
    Principal payments on rental property debt                       (1,142,482)     (31,183,849)
    Proceeds from issuance of Fixed Rate Senior Notes, net of
       underwriting commissions and discounts and $500,000 of
       offering expenses paid                                        75,577,000                -
    Proceeds from issuance of common shares, net of
       underwriting commissions and $735,000 and $300,000
       of offering expenses paid in 1997 and 1996, respectively     165,113,652       75,389,307
    Proceeds from issuance of Class B preferred shares, net of underwriting commissions and $200,000 of offering
       expenses paid                                                          -        4,182,050
    Proceeds from issuance of common shares in conjunction
       with exercise of stock options, the Company's 401(k)
       plan and dividend reinvestment plan                              820,085          307,892
    Dividends paid                                                  (38,676,583)     (19,935,067)
                                                                  -------------    -------------
Net cash flow provided by financing activities                      126,191,672       20,093,259
                                                                  -------------    -------------
Increase in cash and cash equivalents                                15,098,560        5,130,723
Cash and cash equivalents, beginning of period                           12,600           12,100
                                                                  -------------    -------------
Cash and cash equivalents, end of period                          $  15,111,160    $   5,142,823
                                                                  =============    =============

Supplemental disclosure of non cash investing and financing activities:

In conjunction with the acquisitions of certain shopping centers, the Company assumed other liabilities and recorded a minority equity interests aggregating approximately $17.8 million for the six month period ended June 30, 1997. In addition, included in accounts payable was approximately $0.4 million relating to construction in progress which did not require the use of cash.

For the six month period ended June 30, 1996 included in accounts payable was approximately $1.6 million relating to construction in progress and $13.0 million of dividends declared which did not require the use of cash.






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

         Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.       OFFERINGS

         In January 1997, the Company sold 3,350,000 shares of common stock in an underwritten offering at $36.625 per share. In March 1997, the Company issued $75 million of 7.125% Pass-Through Asset Trust Securities which mature in March, 2012 with a put date of March, 2002. In June 1997, the Company sold 1,300,000 shares of common stock in an underwritten offering at $38.145 per share. The aggregate net proceeds of approximately $240.7 million from the above offerings were primarily used to retire variable rate indebtedness on the Company's revolving credit facilities.

3.       EQUITY INVESTMENTS IN JOINT VENTURES:

         The Company's equity investments in joint ventures at June 30, 1997 were comprised of (i) a 50% joint venture interest in four Community Center Joint Ventures, formed in November 1995 in conjunction with the acquisition of the Homart Community Center Division of Sears, Roebuck and Co. ("Sears"), (ii) a 50% joint venture interest, formed in September 1996, with The Ohio State Teachers Retirement Systems (OSTRS), (iii) a 50% joint venture interest, formed in October 1996, in conjunction with the development of a 443,000 square foot shopping center in Merriam, Kansas, (iv) a 35% joint venture interest in a limited partnership, formed in January 1997, that owns a 286,388 square foot shopping center located in San Antonio, Texas and (v) a 50% joint venture interest in a limited partnership, formed in 1989, that owns a 411,977 square foot shopping center located in Martinsville, Virginia.

Summarized combined financial information of the Company's joint venture investments is as follows:

                               June 30,     December 31,
Combined Balance Sheets          1997           1996
                             ------------   ------------
   Real estate, net (1)      $607,607,467   $561,624,478
   Other assets                25,151,479     16,012,336
                             ------------   ------------
                             $632,758,946   $577,636,814
                             ============   ============

   Mortgage debt             $387,289,931   $360,113,705
   Amounts payable to DDRC     16,590,567     10,747,149
   Other liabilities            9,921,833      7,782,117
                             ------------   ------------
                              413,802,331    378,642,971
   Accumulated equity         218,956,615    198,993,843
                             ------------   ------------
                             $632,758,946   $577,636,814
                             ============   ============

(1) Includes approximately $34.3 million and $43.4 million of construction in progress at June 30, 1997 and December 31, 1996, respectively.

                                                Three Month Period          Six Month Period
                                                  Ended June 30,              Ended June 30,
Combined Statements of Operations              1997          1996          1997          1996
                                            -----------   -----------   -----------   -----------
   Revenues from operations                 $20,647,999   $14,923,802   $39,952,066   $29,521,241
                                            -----------   -----------   -----------   -----------

   Rental operation expenses                  5,066,819     4,137,858     9,725,687     7,917,972
   Depreciation and amortization expenses     2,962,458     2,100,208     5,666,569     4,206,505
   Interest expense                           7,290,819     4,961,859    13,719,220     9,648,417
                                            -----------   -----------   -----------   -----------
                                             15,320,096    11,199,925    29,111,476    21,772,894
                                            -----------   -----------   -----------   -----------
   Net income                               $ 5,327,903   $ 3,723,877   $10,840,590   $ 7,748,347
                                            ===========   ===========   ===========   ===========

         Advances to and investments in joint ventures include acquisition costs related to the Community Center Joint Ventures and the Merriam joint venture of approximately $2.6 million and $1.1 million, respectively, and a deferred gain of approximately $5.5 million related to the contribution of the real estate property and mortgage debt to the OSTRS Joint Venture.

         Included in 1997 management fee income for the six month period ended June 30, 1997 and 1996, is approximately $1.4 million and $0.9 million, respectively, of fees earned from services to the Company's joint ventures. Other income for the six month period ended June 30, 1997 and 1996, includes $0.3 million and $0.5 million, respectively, of development fee income from services to the Company's joint ventures.

4.  ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

         During the six month period ended June 30, 1997, the Company completed the acquisition of, or investment in, four shopping centers with an aggregate of approximately 1.4 million Company owned gross leasable square feet (GLA) at an initial aggregate investment of approximately $116.5 million. These properties are summarized as follows:

                                                      Year             Effective Date              Company
                           Location                   Built            of Acquisition                GLA
         ------------------------------------------   -----   ---------------------------         ---------
         Cleveland (North Olmsted), OH                1958             January 1, 1997              463,440
         Cleveland (North Olmsted), OH                1987             January 1, 1997              142,947
         San Antonio, TX (1)                          1996             January 23, 1997             286,388
         Phoenix, AZ                                  1996             February 21, and
                                                                         March 27, 1997             490,885
                                                                                                  ---------
                                                                                                  1,383,660
         (1)      Property acquired through a joint venture in which the Company                  =========
                  owns a 35% interest


         The operating results of the acquired shopping centers are included in the results of operations of the Company from the effective date of acquisition.

         The following unaudited supplemental pro forma operating data is presented for the six months ended June 30, 1996 as if each of the following transactions had occurred on January 1, 1996: (i) the acquisition by the Company of all properties acquired by the Company in 1996 and 1997, (ii) the sale by the Company of 175,000 depositary shares representing 9.44% Class B Cumulative Redeemable Preferred Shares in January 1996, (iii) the completion of the sale by the Company of $111.7 million of Medium Term Notes in 1996, (iv) the completion of the sale by the Company of 2,611,500 Common Shares in March 1996, (v) the completion of the sale by the Company of 3,350,000 common shares in January 1997, (vi) the completion of the sale by the Company of the $75 million 7.125% Pass through Asset Trust Securities in March 1997 and (vii) the completion of the sale by the Company of 1,300,000 common shares in June 1997.

                                                                   Six Month Period Ended June 30,
                                                                   -------------------------------
                                                                   (in thousands, except per share)
                                                                                 1996
                                                                             -----------
Pro forma revenues                                                           $    66,003
                                                                             ===========
Pro forma net income applicable
   to common shareholders                                                    $    19,549
                                                                             ===========
Pro forma net income applicable
   to common shareholders
   per common share                                                          $      0.86
                                                                             ===========

         Pro forma information for the six months ended June 30, 1997 is not presented because two of the four acquired properties acquired in 1997 were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful. The two Cleveland, Ohio properties are included in the Company's actual operating results for the entire six month period ended June 30, 1997. Also, the 1996 pro forma information above does not include revenues and expenses for two of the four properties acquired by the Company in 1997 and the five properties acquired by the Company in 1996 prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful.

5.       SHAREHOLDERS' EQUITY:

         The following table summarizes the changes in shareholders' equity since December 31, 1996:

                               Class A 9.5%  Class B 9.44%
                                Cumulative    Cumulative
                                Redeemable    Redeemable
                                Preferred     Preferred                                Accumulated
                               Shares ($250  Shares ($250                              Dividends in
                               Liquidation   Liquidation    Common        Paid-in       Excess of      Restricted
                                 Value)         Value)      Shares        Capital       Net Income       Stock             Total
                              ------------   -----------  ----------   ------------   ------------   ------------      ------------
Balance December 31, 1996     $105,375,000   $44,375,000  $2,168,292   $369,417,186   $(51,384,259)  $   (615,000)     $469,336,219
Net income                                                                              33,494,742                       33,494,742
Dividends declared -
  Common Shares                                                                        (31,576,770)                     (31,576,770)
Dividends declared -
  Preferred Shares                                                                      (7,099,813)                      (7,099,813)
Issuance of Common Shares                                    465,000    164,648,652                                     165,113,652
Conversion of Debentures                                       2,225        728,408                                         730,633
Stock options exercised                                        2,752        724,894                                         727,646
Shares issued through employee
  401(k) plan                                                     89         33,090                                          33,179
Shares issued through Dividend
  Reinvestment Plan                                              152         59,118                                          59,270
                              ------------   -----------  ----------   ------------   ------------   ------------      ------------
Balance June 30, 1997         $105,375,000  $44,375,000   $2,638,510   $535,611,348   $(56,566,100)  $   (615,000)     $630,818,758
                              ============  ===========   ==========   ============   ============   ============      ============

6.       REVOLVING CREDIT FACILITIES:

         In May 1995, the Company obtained a three year $150 million unsecured revolving credit facility from a syndicate of financial institutions for which the First National Bank of Chicago and the First National Bank of Boston serve as agents (the "Unsecured Credit Facility"). In March 1997, the Company renegotiated the terms of this facility to extend the agreement to May 2000, reduce the specified spread over LIBOR by 15 basis points and introduce a competitive bid feature for up to $75 million of borrowings. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread, currently at 1.10%, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Unsecured Credit Facility is used to finance the acquisition of shopping centers, to provide working capital and for general corporate purposes. At June 30, 1997, $20.0 million was outstanding under this facility.

         In addition, the Company maintains a $10 million unsecured revolving credit facility with National City Bank. In April 1997, the Company renegotiated the terms of the facility to extend the agreement to November 2000 and reduce the interest rate by 15 basis points. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread, currently at 1.10%, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. At June 30, 1997 there was no indebtedness outstanding under this facility.

7.       EARNINGS PER SHARE

         Primary earnings per share for net income applicable to common shareholders was computed by dividing common share dividends paid or declared for the period by the weighted average number of common shares outstanding plus the undistributed net income applicable to common shareholders, as appropriate, divided by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents are excluded from the earnings per share calculation where they would be antidilutive. The weighted average number of shares outstanding utilized in the calculations is 24,846,085 and 20,647,638 for the six month periods ended June 30, 1997 and 1996, respectively and 25,168,511 and 21,590,710 for the three month periods ended June 30, 1997 and 1996, respectively.

         Fully diluted earnings per common share were calculated by dividing net income applicable to common shareholders by the weighted average number of common shares and common share equivalents during the period. Common share equivalents included stock options outstanding and the assumed conversion of the Debentures. The assumed conversion of the Debentures was antidilutive, and was therefore excluded from the calculation. Common share equivalents for purposes of the fully diluted earnings per share were 491,470 and 219,190 for the six month periods ended June 30, 1997 and 1996 respectively and 503,667 and 220,135 for the three month periods ended June 30, 1997 and 1996, respectively.

         As required by APB Opinion No. 15, supplementary pro forma income per share data has been presented in Note 8.

         The Company is required to adopt Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings Per Share as of December 31, 1997; earlier application is not permitted. SFAS 128 specified the computation, presentation, and disclosure requirements for earnings per share. The Company does not believe that the adoption of SFAS 128 will have a material effect on the Company's method of calculation or display of earnings per share amounts.

8.       CONVERTIBLE SUBORDINATED DEBENTURES

         During the six month period ended June 30, 1997, debentures in the principal amount of $743,000 were converted into approximately 22,000 common shares. The majority of these debentures were converted on or before the record date for the second quarter dividend. The related debenture interest was forfeited by the debenture holders in accordance with the indenture. In addition, approximately $12,000 of unamortized debenture issue costs were reclassified to additional paid-in-capital. Had all converted debentures been converted as of the beginning of the periods, net income available to common shareholders per common share would have been $1.07 and $0.50 per share for the three and six month periods ended June 30, 1997, respectively.

9.       SUBSEQUENT EVENTS

         In July 1997, the Company acquired two shopping shopping centers in Minnesota. The first center, located in Eagen, Minnesota, will aggregate approximately 271,000 square feet, once construction of approximately 92,000 square feet is completed. The purchase price for this center approximated $20.3 million and is subject to an upward adjustment to approximately $31.8 million upon completion of the center. The second center, located in St. Paul, Minnesota, will aggregate approximately 324,000 square feet, once construction of approximately 14,000 square feet is completed. The purchase price for this center approximated $22.3 million and is subject to an upward adjustment to approximately $25.0 million upon completion of the center.

         In July 1997, the Company issued $50 million of unsecured Fixed Rate Senior Notes pursuant to its Medium Term Note program. These notes have terms ranging from five to ten years with interest rates ranging from 6.80% to 7.02%. The aggregate net proceeds were primarily used to retire variable rate indebtedness.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

         Revenues from Operations

         Total revenues increased $9.0 million, or 28.1% to $40.9 million for the three month period ended June 30, 1997 from $31.9 million for the same period in 1996. Total revenues increased $15.8 million, or 25.2% to $78.3 million for the six month period ended June 30, 1997 from $62.5 million for the same period in 1996. Base and percentage rents for the three month period ended June 30, 1997 increased $6.7 million or 28.5% to $30.2 million as compared to $23.5 million for the same period in 1996. Base and percentage rents increased $11.9 million, or 25.4% to $58.8 million for the six month period ended June 30, 1997 from $46.9 million for the same period in 1996. Approximately $1.5 million of the increase in base and percentage rental income is the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1996), an increase of 3.3% over 1996 revenues from Core Portfolio Properties. The eight shopping centers acquired by the Company in 1997 and 1996 contributed $10.9 million of additional base and percentage rental revenue and the four new shopping center developments contributed $1.7 million. The above increases were offset by the transfer of two properties to a joint venture in September 1996 which reduced base and percentage rental revenue by $2.2 million. At June 30, 1997 the occupancy rate of the Company's portfolio was at 94.7% as compared to 94.4% at June 30, 1996.

         The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $8.24 at June 30, 1997 as compared to $7.85 at December 31, 1996. Same store sales, for the current twelve month period, increased 3.28% to $230 per square foot as compared to $223 per square foot for the prior twelve month period.

         The increase in recoveries from tenants of $3.5 million is directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 1997 and 1996 shopping center acquisitions and developments. Recoveries were approximately 89.8% of operating expenses and real estate taxes for the six month period ended June 30, 1997 as compared to 89.1% for the same period in 1996. Management fee income and other income increased by approximately $0.4 million which generally relates to an increase in management fee income associated with the formation of several joint ventures.

         Other income was comprised of the following (in thousands):

                                     Three month period       Six month Period
                                        Ended June 30,          Ended June 30,
                                      1997        1996        1997        1996
                                     ------      ------      ------      ------
         Interest                    $  481      $  284      $  874      $  637
         Temporary tenant
           rentals (Kiosks)             127          91         248         183
         Lease termination fees       1,288       1,470       1,434       1,524
         Development fees               259         168         415         467
         Other                          187         142         253         290
                                     ------      ------      ------      ------
                                     $2,342      $2,155      $3,224      $3,101
                                     ======      ======      ======      ======

         Expenses from Operations

         Rental operating and maintenance expenses for the three month period ended June 30, 1997 increased $0.7 million, or 23.3% to $3.5 million as compared to $2.8 million for the same period in 1996. Rental operating and maintenance expenses increased $1.2 million, or 20.3% to $7.1 million for the six month period ended June 30, 1997 from $5.9 million for the same period in 1996. An increase of $0.9 million is attributable to the 11 shopping centers acquired and developed in 1996 and 1997 and $0.3 million in the Core Portfolio Properties.

         Real estate taxes increased $1.6 million, or 46.7%, to $4.9 million for the three month period ended June 30, 1997 as compared to $3.3 million for the same period in 1996. Real estate taxes increased $2.5 million, or 37.6% to $9.3 million for the six month period ended June 30, 1997 from $6.8 million for the same period in 1996. An increase of $2.2 million is related to the 11 shopping centers acquired and developed in 1996 and 1997 and $0.3 million in the Core Portfolio Properties.

         General and administrative expenses increased $0.8 million, or 41.0%, to $2.7 million for the three month period ended June 30, 1997 as compared to $1.9 million in 1996. General and administrative expenses increased $1.5 million, or 42.0% to $5.0 million for the six month period ended June 30, 1997 from $3.5 million for the same period in 1996. The increase is attributable to the growth of the Company primarily related to acquisitions, expansions and developments. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. Total general and administrative expenses were approximately 4.3% and 3.8% of total revenues, including revenues of joint ventures, at June 30, 1997 and 1996, respectively.

         Depreciation and amortization expense increased $1.8 million, or 30.6%, to $7.8 million for the three month period ended June 30, 1997 as compared to $6.0 million for the same period in 1996. Depreciation and amortization increased $3.3 million, or 28.0% to $15.2 million for the six month period ended June 30, 1997 from $11.9 million for the same period in 1996. An increase of $2.7 million is related to the 11 shopping centers acquired and developed 1996 and 1997 and $0.6 million in the Core Portfolio Properties.

         Interest expense increased $1.8 million, or 27.0%, to $8.4 million for the three month period ended June 30, 1997, as compared to $6.6 million for the same period in 1996. Interest expense increased $2.5 million, or 17.9% to $16.5 million for the six month period ended June 30, 1997 from

$14.0 million for the same period in 1996. The overall increase in interest expense for the three and six month periods ended June 30, 1997 as compared to the same periods in 1996 is primarily related to the acquisition and development of shopping centers during 1997 and 1996. The weighted average debt outstanding during the six month period ended June 30, 1997 and related weighted average interest rate was $456.1 million and 7.8%, respectively, compared to $378.7 million and 8.2%, respectively, for the same period in 1996. Interest costs capitalized, in conjunction with development and expansion projects, were $1.0 million and $1.8 million for the three and six month periods ended June 30, 1997, respectively, as compared to $1.0 million and $1.6 million, respectively, for the same periods in 1996.

         Equity in net income of joint ventures increased $0.8 million, or 40.6%, to $2.6 million for the three month period ended June 30, 1997 as compared to $1.8 million for the same period in 1996. Equity in net income of joint ventures increased $1.5 million, or 37.7% to $5.4 million for the six month period ended June 30, 1997 from $3.9 million for the same period in 1996. An increase of $0.8 million is attributable to the Community Center Joint Ventures primarily associated with the completion of construction at five of the ten shopping centers which were under construction at the date of acquisition. An increase of $0.5 million is related to the formation of a joint venture with Ohio State Teachers Retirement Systems ("OSTRS") in September 1996. An increase of $0.2 million is related to the formation of a joint venture in January, 1997 which owns a shopping center in San Antonio, Texas.

         The minority equity interest of $0.3 million and $0.5 million for the three and six month periods ended June 30, 1997, respectively, relates to the Company's investment in two shopping center properties in January 1997. The amount represents the priority distribution associated with the minority equity interest.

         Gain on sales of real estate aggregated $3.5 million for the six month period ended June 30, 1997. In March 1997, the Company sold two business centers in Highland Heights, Ohio aggregating approximately 113,000 square feet for approximately $5.7 million. The two business centers had been vacant for approximately 18 months.

         Net Income

         Net income increased $2.8 million, or 21.7% to $15.9 million for the three month period ended June 30, 1997, as compared to net income of $13.1 million for the same period in 1996. Net income increased $9.2 million, or 37.7% to $33.5 million for the six month period ended June 30, 1997 from $24.3 million for the same period in 1996. The increase in net income of $9.2 million is primarily attributable to the increased net operating revenues (total revenues less operating and maintenance, real estate taxes and general and administrative expense) aggregating $10.5 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, and the 11 shopping centers acquired and developed in 1996 and 1997. An increase of $1.5 million relates to increased equity income from joint ventures and an increase of $3.5 million relates to a gain on sale of real estate. The increase in net operating revenues, equity income from joint ventures and gain on sale of real estate was offset by increases in depreciation, interest expense and minority equity interest of $3.3 million, $2.5 million and $0.5 million, respectively.

FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, non recurring and extraordinary items, adjusting for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company's proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is substantially the same as the definition currently used by the National Association of Real Estate Investment Trusts ("NAREIT"). Certain other real estate companies may calculate funds from operations in a different manner. For the three month period ended June 30, 1997, FFO increased $5.1 million or 30.5% to $21.6 million as compared to $16.5 million for the same period in 1996. For the six month period ended June 30, 1997 FFO increased $9.6 million, or 30.9% to $40.7 million from $31.1 million for the same period in 1996. The increase is attributable to increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company's calculation of FFO is as follows (in thousands):

                                                Three Month Period           Six Month Period
                                                  Ended June 30,               Ended June 30,
                                               1997           1996           1997           1996
                                             --------       --------       --------       --------
Net income applicable to
   common shareholders (1)                   $ 12,391       $  9,554       $ 26,395       $ 17,220
Depreciation of real property                   7,711          5,916         15,032         11,771
Equity in net income of
  joint ventures                               (2,617)        (1,862)        (5,334)        (3,874)
Joint Ventures FFO (2)                          4,072          2,912          8,123          5,977
Gain on sales of real estate                        -              -         (3,526)             -
                                             --------       --------       --------       --------
                                             $ 21,557       $ 16,520       $ 40,690       $ 31,094
                                             ========       ========       ========       ========

(1) Includes straight line rental revenues of approximately $0.5 and $0.1 for the three month period ended June 30, 1997 and 1996, respectively, and approximately $0.8 million and $0.2 million for the six month periods ended June 30, 1997 and 1996, respectively, primarily related to recent acquisitions and new developments.

(2)      Joint Venture Funds From Operations are summarized as follows:

         Net income (a)                      $ 5,328        $ 3,724        $10,841        $ 7,748
         Depreciation of real property         2,962          2,100          5,666          4,207
                                             -------        -------        -------        -------
                                             $ 8,290        $ 5,824        $16,507        $11,955
                                             =======        =======        =======        =======

         DDRC Ownership interests (b) $        4,072        $ 2,912        $ 8,123        $ 5,977
                                             =======        =======        =======        =======

         (a) Revenues for the three month periods ended June 30, 1997 and 1996 include approximately $0.8 million and $0.6 million, respectively, resulting from the recognition of straight line rents of which the Company's proportionate share is $0.4 million and $0.3 million, respectively. Revenues for the six month period ended June 30, 1997 and 1996 include approximately $1.4 million and $1.1 million, respectively, resulting from the recognition of straight line rents of which the Company's proportionate share is $0.7 million and $0.55 million, respectively.

         (b) At June 30, 1997 the Company owned a 50% joint venture interest relating to 13 shopping center properties and a 35% joint venture interest in one shopping center property. At June 30, 1996 the Company owned a 50% joint venture interest in eleven shopping center properties.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the six month period ended June 30, 1997 increased to $44.4 million as compared to $30.0 million for the same period in 1996. The increase is attributable to the 11 acquisitions and developments completed in 1997 and 1996, new leasing, expansion and re-tenanting of the core portfolio properties and the equity offerings completed in 1997 and 1996.

An increase in the 1997 quarterly dividend per common share to $.63 from $.60 was approved in December 1996 by the Company's Board of Directors. It is anticipated that the current dividend level will result in a more conservative payout ratio as compared to prior years. A lower payout ratio will enable the Company to retain more capital which will be utilized for attractive investment opportunities in the development, acquisition and expansion of portfolio properties. The Company's common share dividend payout ratio for the first two quarters of 1997 approximated 77.6% of the actual Funds From Operations.

During the six month period ended June 30, 1997, the Company and its joint ventures invested $168.5 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company's expansion acquisition and development activity is summarized below:

Expansions

The Company is currently expanding/redeveloping ten of its shopping centers, including a 40,000 square foot expansion at Brookhighland Plaza, in Birmingham, Alabama; a 92,000 square foot expansion at Mariner Square Shopping Center in Spring Hill, Florida; a 30,000 square foot expansion at Chillicothe Place in Chillicothe, Ohio; a 48,000 square foot expansion at Towne Center Prado in Marietta, Georgia; a 190,000 square foot expansion at Pamlico Plaza in Washington, North Carolina; a 79,000 square foot expansion and redevelopment at Liberty Fair Mall in Martinsville, Virginia; a 130,000 square foot redevelopment at Apple Blossom Corners in Winchester, Virginia; a 50,000 square foot redevelopment in North Olmsted, Ohio; a 61,000 square foot redevelopment at Del Prado Mall in Cape Coral, Florida and an 18,000 square foot expansion at Kmart Plaza in East Norriton, Pennsylvania.

Acquisitions

During 1997 the Company acquired two adjacent shopping center properties in Ahwatukee, Arizona (a suburb of Phoenix), aggregating 490,885 square feet for an aggregate purchase price of approximately $65.3 million. The Company also acquired a majority ownership interest in two adjacent shopping center properties aggregating 606,387 square feet in North Olmsted, Ohio (a suburb of Cleveland) for an initial investment of approximately $38 million.

The Company also acquired a 35% ownership interest in a 286,000 square foot shopping center in San Antonio, Texas. This shopping center was acquired at a cost of approximately $38.3 million of which the Company's proportionate share aggregated approximately $13.4 million.

In addition, the Company acquired two shopping centers in Minnesota, in July 1997. The first center, located in Minneapolis, Minnesota will aggregate approximately 271,000 square feet once construction of approximately 92,000 square feet is completed. The Company paid approximately $20.3 million for the completed portion of the center. The second center, located in St. Paul, Minnesota, will aggregate approximately 324,000 square feet, once construction of approximately 14,000 square feet is completed. The Company paid approximately $22.3 million for the completed portion of this center.

Developments

The Company has substantially completed the construction of an 84,000 square foot community shopping center in Aurora, Ohio with a Heinen's Supermarket (not owned by the Company) and Revco Drug Store as anchor tenants. Development activity also continues to progress at the Company's shopping centers in Atlanta, Georgia and Framingham, Massachusetts which were acquired in connection with the Community Center Joint Ventures in November 1995. The Atlanta and Framingham centers are scheduled to be substantially completed by the end of 1997. The majority of tenants have opened at each center.

Construction has also commenced on the development of five additional shopping centers which include: (i) a 235,000 square foot Phase II development of the Canton, Ohio center which will include HomePlace, Service Merchandise, PETsMART and JoAnn Fabrics ETC as anchor tenants; (ii) a 500,000 square foot shopping center in Boardman, Ohio which includes Wal-Mart, Lowe's, Dick's Sporting Goods, Giant Eagle Supermarket, Staples and PETsMART as anchor tenants (the Lowe's, Wal-Mart and Dick's Sporting Goods stores opened during the first quarter of
1997); (iii) a 475,000 square foot shopping center in Stow, Ohio which will include Target (not owned by the Company), Giant Eagle Supermarket (opened fourth quarter 1996), Stein Mart and Office Max (opened first quarter 1997) as anchor tenants; (iv) a 200,000 square foot Phase II development of the Erie, Pennsylvania center, which includes Home Depot (not owned by the Company) and PETsMART as anchor tenants and (v) a 445,000 square foot shopping center in Merriam, Kansas which is being developed through a joint venture formed in October 1996, 50% of which is owned by the Company. This center will include Home Depot (not owned by the Company), Cinemark, Hen House Supermarket, Office Max, TJ Maxx and PETsMART as anchor tenants. The Canton, Ohio and Boardman,
Ohio shopping centers are scheduled for completion during the second half of 1997 and the Stow, Ohio; Erie, Pennsylvania (Phase II) and Merriam, Kansas shopping centers are scheduled for completion in 1998.

The Company has also commenced the initial development of three additional shopping centers which include: (i) a 240,000 square foot shopping center in Toledo, Ohio; (ii) a 170,000 square foot shopping center in Solon, Ohio and
(iii) a 230,000 square foot shopping center in Oviedo, Florida (a suburb of Orlando). All three centers are scheduled for completion in 1998.

FINANCING ACTIVITIES

The acquisitions, developments and expansions were financed through cash provided from operating activities, revolving credit facilities, mortgages assumed and debt and equity offerings. Total debt outstanding at June 30, 1997 was $477.1 million compared to $366.5 million at June 30, 1996.

In January 1997, the Company successfully completed a 3,350,000 common share offering and received net proceeds of approximately $116 million which were primarily used to retire variable rate debt. In June 1997, the Company successfully completed a 1,300,000 common share offering and received net proceeds of approximately $49.4 million which were primarily used to retire variable rate debt. The common share offerings significantly strengthened the Company's balance sheet and positioned the Company to continue to take advantage of attractive acquisition, development and expansion opportunities discussed above.

In March 1997, the Company issued $75 million of senior unsecured Putable Asset Trust Securities (PATS). The PATS were issued at a discount of 99.53%, have a coupon rate of 7.125%, mature on March 15, 2012 and have a put date of March 15, 2002. The effective yield to the put date, after adjusting for the call premium and debt issue costs, is approximately 6.9%.

In March 1997, the Company extended its $150 million unsecured revolving credit facility, agented by the First National Bank of Chicago and the First National Bank of Boston, for an additional year, through May 2000, and reduced the interest rate 15 basis points. The amendment also introduced a competitive bid feature for up to $75 million of borrowings.

In March 1997, the Company sold two business centers in Highland Heights, Ohio aggregating approximately 113,000 square feet for approximately $5.7 million and recognized a gain of approximately $3.5 million. The net proceeds of approximately $5.4 million were used to repay revolving credit debt.

In April 1997, the Company extended its $10 million unsecured revolving credit facility with National City Bank through November 2000, and reduced the interest rate 15 basis points.

In May 1997, the Company refinanced $322.5 million of non-recourse joint venture indebtedness relating to the Community Centers Joint Ventures. This indebtedness now bears interest at a fixed coupon rate of 7.378% and matures in May 2002.

In July 1997, the Company issued $50 million of Senior unsecured fixed rate notes through its Medium Term Note program with maturities ranging from five to ten years and interest rates ranging from 6.80% to 7.02%. The proceeds were used to repay variable rate borrowings on the Company's revolving credit facilities primarily associated with the July 1997 shopping center acquisitions.

At June 30, 1997, the Company's capitalization consisted of $477.1 million of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $189.6 million), $149.8 million of preferred stock and $1,055.4 million of market equity (market equity is defined as common shares outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at June 30, 1997 of $40.00) resulting in a debt total market capitalization ratio of .28 to 1.0. At June 30, 1997, the Company's total debt consisted of $454.2 million of fixed rate debt, and $22.9 million of variable rate debt.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. In June 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission under which $400 million of debt securities, preferred shares or common shares may be issued. As of June 30, 1997, the Company had $169.0 million available under its shelf registration statement. In addition, as of June 30, 1997 the Company had cash of $15.1 million and $140 million available under its $160 million of unsecured revolving credit facilities. On June 30, 1997, the Company also had 94 operating properties with $60.7 million or 73.3% of the total revenue for the six month period ended June 30, 1997 which were unencumbered thereby providing a potential collateral base for future borrowings.

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

         At June 30, 1997, approximately 95.2% of the Company's debt (not including joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 4.4 years and a weighted average interest rate of approximately 7.8%. The remainder of the Company's debt bears interest at variable rates, with a weighted average maturity of approximately 3.2 years and a weighted average interest rate of approximately 6.6%. As of June 30, 1997 the Company's Community Center Joint Ventures had fixed rate debt aggregating approximately $322.5 million. The Company's OSTRS Joint Venture has variable rate debt aggregating $24.3 million. The Company's joint venture in San Antonio, Texas has variable rate debt aggregating $26.7 million. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities to initially fund future acquisitions of shopping centers. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that increases in interest expense as a result of inflation would not significantly impact the Company's distributable cash flow.

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

         During 1996 and 1997, certain national and regional retailers experienced financial difficulties and several have filed for protection under bankruptcy laws. Although the Company has experienced an increase in the number of tenants filing for protection under bankruptcy laws, no significant bankruptcies have occurred through August 12, 1997 with regard to the Company's portfolio of tenants.

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

         None

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 12, 1997, the Company held its Annual Meeting of Shareholders. The matters presented to the shareholders for a vote and the vote on such matters were as follows:

         a) Election of Directors to serve until the next annual meeting of shareholders:

                                               For                   Abstain
                                               ---                   -------
Scott A. Wolstein                           22,158,929                 112,601
James A. Schoff                             22,160,344                 111,186
Walter H. Teninga                           22,158,704                 112,826
William N. Hulett, III                      22,153,492                 118,038
Ethan Penner                                19,701,708               2,569,822
Albert T. Adams                             22,143,712                 127,818
Dean S. Adler                               22,146,722                 124,808

         b) Proposal to amend Article Fourth of the Company's Amended and Restated Articles of Incorporation

                                                                                          Broker
                              For                   Against           Abstain            Non-Votes
                              ---                   -------           -------            ---------
                           22,157,922                31,411            82,196                 0

         c) Proposal to amend the Developers Diversified Realty Corporation 1992 Employees' Share Option Plan

                                                                                         Brokers
                              For                   Against           Abstain            Non-Votes
                              ---                   -------           -------            ---------
                           21,236,115                903,804           131,610                0

No other matters were submitted to the shareholders for a vote.

ITEM 5.  OTHER EVENTS

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits -

         11.1     Earnings per Share

         27       (a)   Financial Data Schedule

b)       Reports on Form 8-K

         Date of Report     Items Reported
         --------------     --------------
         June 18, 1997      Item 7.  Financial Statements, Pro Forma Financial
                            Information and Exhibits
         June 19, 1997      Item 5.  Other Events
                            Item 7.  Financial statements, Pro Forma Financial
                            Information and Exhibits

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DEVELOPERS DIVERSIFIED REALTY CORPORATION



         August 13, 1997            /s/  Scott A. Wolstein
--------------------------------    ------------------------------------
            (Date)                  Scott A. Wolstein, President and
                                    Chief Executive Officer


         August 13, 1997            /s/  William H. Schafer
--------------------------------    ------------------------------------
            (Date)                  William H. Schafer, Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                     Accounting Officer)