Form 10-Q
period 1997-09-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 1997-11-14
CIK 894315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR


[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------     -----------

Commission file number     1-11690
                      -----------------------

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

                                 (440) 247-4700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes  X    No
                                             -----    -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common shares as of the latest practicable date.

              27,167,564 shares outstanding as of November 11, 1997
              -----------                         -----------------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996.

Condensed Consolidated Statements of Operations for the Three Month Period ended September 30, 1997 and 1996.

Condensed Consolidated Statements of Operations for the Nine Month Period ended September 30, 1997 and 1996.

Condensed Consolidated Statements of Cash Flows for the Nine Month Period ended September 30, 1997 and 1996.

Notes to Condensed Consolidated Financial Statements.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                    September 30,           December 31,
ASSETS                                                                                 1997                   1996
                                                                                    -------------           -------------
Real estate rental property:
   Land                                                                            $   173,669,683       $   122,696,277
   Land under development                                                               24,538,164            27,304,847
   Buildings                                                                         1,002,917,910           798,476,568
   Fixtures and tenant improvements                                                     17,019,451            14,805,101
   Construction in progress                                                             24,032,552            28,364,167
                                                                                   ---------------       ---------------
                                                                                     1,242,177,760           991,646,960
    Less accumulated depreciation                                                     (163,552,946)         (142,039,284)
                                                                                   ---------------       ---------------
    Real estate, net                                                                 1,078,624,814           849,607,676

Cash and cash equivalents                                                                  875,642                12,600
Advances to and investments in joint ventures                                          122,996,359           106,795,688
Other assets                                                                            28,255,926            18,709,976
                                                                                   ---------------       ---------------
                                                                                   $ 1,230,752,741       $   975,125,940
                                                                                   ===============       ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
    Fixed rate senior notes                                                        $   341,603,398       $   215,492,754
    Revolving credit facilities                                                         23,000,000            95,500,000
    Subordinated convertible debentures                                                 53,212,000            60,000,000
                                                                                   ---------------       ---------------
                                                                                       417,815,398           370,992,754
Mortgage indebtedness:
    Banks and other financial institutions                                             105,753,683           107,439,535
                                                                                   ---------------       ---------------
                  Total indebtedness                                                   523,569,081           478,432,289

Accounts payable and accrued expenses                                                   31,399,438            20,920,765
Other liabilities                                                                        6,699,373             6,436,667
                                                                                   ---------------       ---------------
                                                                                       561,667,892           505,789,721
                                                                                   ---------------       ---------------

Minority equity interests                                                               16,645,078                    --
Commitments and contingencies

Shareholders' equity:
   Class A - 9.5% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 421,500 shares issued and outstanding at September 30, 1997
       and December 31, 1996                                                           105,375,000           105,375,000
   Class B - 9.44% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 177,500 shares issued and outstanding at September 30, 1997
       and December 31, 1996                                                            44,375,000            44,375,000
   Common shares, without par value, $.10 stated value; 50,000,000 shares authorized; 27,078,549 and 21,682,917 shares issued and outstanding at September 30, 1997 and December 31, 1996,
       respectively                                                                      2,707,855             2,168,292
   Paid-in-capital                                                                     560,450,451           369,417,186
   Accumulated dividends in excess of net income                                       (60,007,285)          (51,384,259)
                                                                                   ---------------       ---------------
                                                                                       652,901,021           469,951,219
   Less:Unearned compensation - restricted stock                                          (461,250)             (615,000)
                                                                                   ---------------       ---------------
                                                                                       652,439,771           469,336,219
                                                                                   ---------------       ---------------
                                                                                   $ 1,230,752,741       $   975,125,940
                                                                                   ===============       ===============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                           1997                1996
                                                       ------------       ------------
Revenues from operations:
     Minimum rents                                     $ 31,871,155       $ 25,281,060
     Percentage and overage rents                           348,168            317,296
     Recoveries from tenants                              8,023,744          6,365,724
     Management fee income                                  668,733            599,381
     Other                                                1,760,930          1,971,122
                                                       ------------       ------------
                                                         42,672,730         34,534,583
                                                       ------------       ------------
Rental operation expenses:
     Operating and maintenance                            3,818,097          3,136,528
     Real estate taxes                                    5,143,221          3,929,348
     General and administrative                           2,619,333          2,163,879
     Interest expense                                     8,982,080          7,942,508
     Depreciation and amortization                        8,303,138          6,574,424
                                                       ------------       ------------
                                                         28,865,869         23,746,687
                                                       ------------       ------------
Income before equity in net income
   of joint ventures and minority equity interest        13,806,861         10,787,896

Equity in net income of joint ventures                    3,200,873          2,138,678
Minority equity interest                                   (260,776)                --
                                                       ------------       ------------

Net income                                             $ 16,746,958       $ 12,926,574
                                                       ============       ============

Net income applicable to common shareholders           $ 13,197,052       $  9,376,667
                                                       ============       ============

Net income per share:
     Primary                                           $       0.50       $        .43
                                                       ============       ============
     Fully diluted                                     $       0.49       $        .43
                                                       ============       ============

Dividends declared                                     $        .63       $        .60
                                                       ============       ============









              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                           1997                  1996
                                                        -------------       -------------
Revenues from operations:
     Minimum rents                                      $  89,074,677       $  71,000,683
     Percentage and overage rents                           1,955,212           1,502,002
     Recoveries from tenants                               22,794,127          17,684,581
     Management fee income                                  2,183,973           1,744,397
     Other                                                  4,984,444           5,141,920
                                                        -------------       -------------
                                                          120,992,433          97,073,583
                                                        -------------       -------------
Rental operation expenses:
     Operating and maintenance                             10,941,639           9,077,931
     Real estate taxes                                     14,467,766          10,705,083
     General and administrative                             7,645,653           5,682,656
     Interest expense                                      25,460,288          21,921,738
     Depreciation and amortization                         23,509,419          18,452,926
                                                        -------------       -------------
                                                           82,024,765          65,840,334
                                                        -------------       -------------
Income before equity in net income
   of joint ventures, minority equity interest and
   gain on sales of real estate                            38,967,668          31,233,249

Equity in net income of joint ventures                      8,534,925           6,012,851
Minority equity interest                                     (786,678)                 --
Gain on sales of real estate                                3,525,785                  --
                                                        -------------       -------------

Net income                                              $  50,241,700       $  37,246,100
                                                        =============       =============

Net income applicable to common shareholders            $  39,591,981       $  26,596,381
                                                        =============       =============

Net income per share:
     Primary                                            $        1.56       $        1.27
                                                        =============       =============
     Fully diluted                                      $        1.53       $        1.25
                                                        =============       =============

Dividends declared                                      $        1.89       $        1.80
                                                        =============       =============


















              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                   (UNAUDITED)


                                                                           1997               1996
                                                                     -------------       -------------
Net cash flow provided by operating activities                       $  69,178,676       $  53,082,020
                                                                     -------------       -------------
Cash flow provided by (used for) investing activities:
    Real estate developed or acquired                                 (235,688,664)       (156,317,856)
    Investments in and advances to joint ventures, net                 (15,311,795)         (7,543,262)
    Proceeds from sales of real estate                                   5,452,034           1,246,843
                                                                     -------------       -------------
Net cash flow used for investing activities                           (245,548,425)       (162,614,275)
                                                                     -------------       -------------
Cash flow provided by (used for) financing activities:
    Repayment of revolving credit facilities, net                      (72,500,000)         16,915,000
    Proceeds from construction loans                                            --           2,923,926
    Proceeds from issuance of Medium Term Notes, net of
      underwriting commissions and $55,000 and $190,000
      of offering expenses paid in 1997 and 1996, respectively          49,669,759          91,068,543
    Principal payments on rental property debt                          (1,685,852)        (31,714,190)
    Proceeds from issuance of Fixed Rate Senior Notes, net of
       underwriting commissions and discounts and $500,000 of
       offering expenses paid                                           75,577,000                  --
    Proceeds from issuance of common shares, net of
       underwriting commissions and $840,000 and $300,000
       of offering expenses paid in 1997 and 1996, respectively        183,919,038          75,389,307
    Proceeds from issuance of Class B preferred shares, net of underwriting commissions and $200,000 of offering
       expenses paid                                                            --           4,182,050
    Proceeds from issuance of common shares in conjunction with exercise of stock options, the Company's 401(k) plan,
       restricted stock plan and dividend reinvestment plan              1,117,572             700,682
    Dividends paid                                                     (58,864,726)        (49,401,836)
                                                                     -------------       -------------
Net cash flow provided by financing activities                         177,232,791         110,063,482
                                                                     -------------       -------------
Increase in cash and cash equivalents                                      863,042             531,227
Cash and cash equivalents, beginning of period                              12,600              12,100
                                                                     -------------       -------------
Cash and cash equivalents, end of period                             $     875,642       $     543,327
                                                                     =============       =============

Supplemental disclosure of non cash investing and financing activities:

In conjunction with the acquisitions of certain shopping centers, the Company assumed certain liabilities and recorded a minority equity interest aggregating approximately $18.1 million during the nine month period ended September 30, 1997. In addition, included in accounts payable was approximately $0.2 million relating to construction in progress which did not require the use of cash.

In conjunction with the acquisitions of certain shopping centers, the Company assumed certain liabilities of approximately $1.1 million during the nine month period ended September 30, 1996. In addition during this period, in conjunction with the formation of a joint venture, the Company transferred land and building with a net book value of $41.6 million and related mortgage debt of $36.4 million creating an equity investment in joint ventures of $5.2 million. The foregoing transactions did not require the use of cash.







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

2.       OFFERINGS

Common Shares:

         In January 1997, the Company sold 3,350,000 common shares in an underwritten offering at $36.625 per share. In June 1997, the Company sold 1,300,000 common shares in an underwritten offering at $38.145 per share. In September 1997, the Company sold 507,960 common shares in an underwritten offering at $39.1875 per share.

Debt:

         In March 1997, the Company issued $75 million of 7.125% Pass-Through Asset Trust Securities which mature in March 2012 with a put date of March 2002. In July 1997, the Company issued $50 million of Unsecured Fixed Rate Senior Notes pursuant to its Medium Term Note program. These notes have terms ranging from five to ten years and interest rates ranging from 6.80% to 7.02%.

         The aggregate net proceeds of approximately $309.2 million from the above offerings were primarily used to retire variable rate indebtedness on the Company's revolving credit facilities.

3.       EQUITY INVESTMENTS IN JOINT VENTURES:

         The Company's equity investments in joint ventures at September 30, 1997 were comprised of (i) a 50% joint venture interest in four community center joint ventures, formed in November 1995 in conjunction with the acquisition of the Homart Community Center Division of Sears, Roebuck and Co.

("Sears"), which own and operate ten shopping center properties aggregating approximately 3,970,000 square feet of GLA and located in nine different states
(ii) a 50% joint venture interest, formed in September 1996, with The Ohio State Teachers Retirement Systems (OSTRS) which owns and operates two shopping centers located in Macedonia, Ohio and Canton, Ohio aggregating 465,000 square feet of GLA, (iii) a 50% joint venture interest, formed in October 1996, in conjunction with the development of a 443,000 square foot shopping center in Merriam, Kansas, (iv) a 35% joint venture interest in a limited partnership, formed in January 1997, that owns a 286,388 square foot shopping center located in San Antonio, Texas and (v) a 50% joint venture interest in a limited partnership, formed in 1989, that owns a 411,977 square foot shopping center located in Martinsville, Virginia.

Summarized combined financial information of the Company's joint venture investments is as follows:

                                              September 30,         December 31,
Combined Balance Sheets                            1997                 1996
                                              ------------          ------------
Real estate, net (1)                          $622,578,525          $561,624,478
Other assets                                    28,150,839            16,012,336
                                              ------------          ------------
                                              $650,729,364          $577,636,814
                                              ============          ============

Mortgage debt                                 $389,268,533          $360,113,705
Amounts payable to DDRC                         18,844,337            10,747,149
Other liabilities                               21,334,943             7,782,117
                                              ------------          ------------
                                               429,447,813           378,642,971
Accumulated equity                             221,281,551           198,993,843
                                              ------------          ------------
                                              $650,729,364          $577,636,814
                                              ============          ============

(1) Includes approximately $19.5 million and $43.4 million of construction in progress at September 30, 1997 and December 31, 1996, respectively.


                                                      Three Month Period              Nine Month Period
                                                       Ended September 30,           Ended September 30,
Combined Statements of Operations                      1997          1996             1997           1996
                                                   -----------   -----------      -----------    -----------
   Revenues from operations                        $20,896,518   $16,114,687      $60,848,584    $45,635,928
                                                   -----------   -----------      -----------    -----------
   Rental operation expenses                         4,757,765     4,240,174       14,483,451     12,158,146
   Depreciation and amortization expenses            2,904,845     2,164,178        8,571,414      6,370,694
   Interest expense                                  7,844,126     5,432,979       21,563,346     15,081,386
                                                   -----------   -----------      -----------    -----------
                                                    15,506,736    11,837,331       44,618,211     33,610,226
                                                   -----------   -----------     ------------    -----------
   Income before gain on sale of land                5,389,782     4,277,356       16,230,373     12,025,702
   Gain on sale of land                              1,085,148          -           1,085,146            -
                                                   -----------   -----------      -----------    -----------
   Net income                                      $ 6,474,930   $ 4,277,356      $17,315,519    $12,025,702
                                                   ===========   ===========      ===========    ===========

         The amount of advances to and investments in joint ventures is reduced by a deferred gain of approximately $6.2 million related to the contribution of the real estate property and mortgage debt to the OSTRS Joint Venture.

         Included in 1997 management fee income for the nine month period ended September 30, 1997 and 1996, is approximately $2.0 million and $1.5 million, respectively, of fees earned by the Company for services rendered to the joint ventures. Similarly, other income for the nine month period ended September 30, 1997 and 1996, includes $0.5 million and $0.6 million, respectively, of development fee income for services rendered to the joint ventures.

4.  ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

         During the nine month period ended September 30, 1997, the Company completed the acquisition of, or investment in, seven shopping centers with an aggregate of approximately 2.2 million Company owned gross leasable square feet
(GLA) at an initial aggregate investment of approximately $212.0 million.
These properties are summarized as follows:

                                             Year           Effective Date         Company
                   Location                  Built          of Acquisition           GLA
         ------------------------------      -----       -----------------         --------
         Cleveland (North Olmsted), OH       1958        January 1, 1997           463,440
         Cleveland (North Olmsted), OH       1987        January 1, 1997           142,947
         San Antonio, TX (1)                 1996        January 23, 1997          286,388
         Phoenix, AZ                         1996        February 21, and
                                                         March 27, 1997            490,885
         Eagan, MN                           1997        July 1, 1997              224,350
         St. Paul, MN                        1997        July 11, 1997             309,876
         Brunswick, ME                       1965        August 14, 1997           290,784
                                                                               -----------
                                                                                 2,208,670
                                                                               ===========


         (1) Property acquired through a joint venture in which the Company owns a 35% interest

         The operating results of the acquired shopping centers are included in the results of operations of the Company from the effective date of acquisition.

         The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 1997 as if each of the following transactions had occurred on January 1, 1997: (i) the acquisition by the Company of all properties acquired by the Company in 1997, (ii) the completion of the sale by the Company of 3,350,000 common shares in January 1997, (iii) the completion of the sale by the Company of the $75 million 7.125% Pass through Asset Trust Securities in March 1997, (iv) the completion of the sale by the Company of 1,300,000 common shares in June 1997, (v) the completion of the sale by the Company of $50 million of Medium Term Notes in July 1997 and
(vi) the completion of the sale by the Company of 507,960 common shares in September 1997.

         The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 1996 as if each of the following transactions had occurred on January 1, 1996: (i) the acquisition by the Company of all properties acquired by the Company in 1996 and 1997, (ii) the sale by the Company of 175,000 depositary shares representing 9.44% Class B Cumulative Redeemable Preferred Shares in January 1996, (iii) the completion of the sale by the Company of $161.7 million of Medium Term Notes in 1996, (iv) the completion of the sale by the Company of 2,611,500 Common Shares in March 1996,
(v) the completion of the sale by the Company of 3,350,000 common shares in January 1997, (vi) the completion of the sale by the Company of the $75 million 7.125% Pass through Asset Trust Securities in March 1997, (vii) the completion of the sale by the Company of 1,300,000 common shares in June 1997, (viii) the completion of the sale by the Company of $50 million of Medium Term Notes in July 1997 and (ix) the completion of the sale by the Company of 507,960 common shares in September 1997.


                                               Nine Month Period Ended September 30,
                                               -------------------------------------
                                                  (in thousands, except per share)
                                                  --------------------------------
                                                        1997             1996
                                                      --------          --------
Pro forma revenues                                    $122,899          $104,303
                                                      ========          ========
Pro forma net income applicable
   to common shareholders                             $ 40,885          $ 29,119
                                                      ========          ========
Pro forma net income
   per common share                                   $   1.60          $   1.28
                                                      ========          ========

         The pro forma information above does not include revenues and expenses for four of the seven properties acquired by the Company in 1997 and the five properties acquired by the Company in 1996 prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful.

5.       SHAREHOLDERS' EQUITY AND OPERATION PARTNERSHIP UNITS:

         The following table summarizes the changes in shareholders' equity since December 31, 1996:

                                 Class A 9.5%    Class B 9.44%
                                  Cumulative      Cumulative
                                  Redeemable      Redeemable
                                  Preferred       Preferred      Common                   Accumulated
                                 Shares ($250    Shares ($250    Shares                  Dividends in
                                 Liquidation     Liquidation    ($.10 par      Paid-in     Excess of    Restricted
                                    Value)         Value)        value)        Capital     Net Income      Stock           Total
                                ------------   -----------   -----------   ------------  ------------   ----------    ------------
Balance December 31, 1996       $105,375,000   $44,375,000    $2,168,292   $369,417,186  $(51,384,259)  $ (615,000)   $469,336,219
Net income                                                                                 50,241,700                   50,241,700
Dividends declared -
 Common Shares                                                                           (48,215,006)                  (48,215,006)
Dividends declared -
  Preferred Shares                                                                       (10,649,720)                  (10,649,720)
Issuance of Common Shares                                        515,796    183,403,242                                183,919,038
Conversion of Debentures                                          20,337      6,669,631                                  6,689,968
Stock options exercised                                            3,052        813,748                                    816,800
Shares issued through employee
  401(k) plan                                                        137         51,757                                     51,894
Shares issued through Dividend
  Reinvestment Plan                                                  241         94,887                                     95,128
Restricted Stock Plan                                                                                      153,750         153,750
                                ------------   -----------   -----------   ------------  ------------   ----------    ------------
Balance September 30, 1997      $105,375,000   $44,375,000   $ 2,707,855   $560,450,451  $(60,007,285)  $ (461,250)   $652,439,771
                                ============   ===========   ===========   ============  ============   ==========    ============



In August 1997, in conjunction with the acquisition of a shopping center in Brunswick, Maine the Company formed a limited partnership which issued 8,909 limited partnership units which are convertible on a one-for-one basis into the Company's common shares.

6.       REVOLVING CREDIT FACILITIES:

         In May 1995, the Company obtained a three year $150 million unsecured revolving credit facility from a syndicate of financial institutions for which the First National Bank of Chicago, the First National Bank of Boston and Bank of America NT&SA serve as agents (the "Unsecured Credit Facility"). In March 1997, the Company renegotiated the terms of this facility to extend the agreement to May 2000, reduce the specified spread over LIBOR by 15 basis points and introduce a competitive bid feature for up to $75 million of borrowings. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread, currently at 1.10%, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Unsecured Credit Facility is used to finance the acquisition of shopping centers, to provide working capital and for general corporate purposes. At September 30, 1997, $23 million was outstanding under this facility.

         In addition, the Company maintains a $10 million unsecured revolving credit facility with National City Bank. In April 1997, the Company renegotiated the terms of the facility to extend the agreement to November 2000 and reduce the interest rate by 15 basis points. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread, currently at 1.10%, depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. At September 30, 1997 there was no indebtedness outstanding under this facility.

7.       EARNINGS PER SHARE

         Primary earnings per share for net income applicable to common shareholders was computed by dividing common share dividends paid or declared for the period by the weighted average number of common shares outstanding plus the undistributed net income applicable to common shareholders, as appropriate, divided by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents are excluded from the earnings per share calculation where they would be antidilutive. The weighted average number of shares outstanding utilized in the calculations is 25,423,324 and 20,973,816 for the nine month periods ended September 30, 1997 and 1996, respectively and 26,558,980 and 21,619,082 for the three month periods ended September 30, 1997 and 1996, respectively.

         Fully diluted earnings per common share were calculated by dividing net income applicable to common shareholders by the weighted average number of common shares and common share equivalents during the period. Common share equivalents included stock options outstanding and the assumed conversion of the Debentures. The assumed conversion of the Debentures was antidilutive, and was therefore excluded from the calculation. Common share equivalents for purposes of the fully diluted earnings per share were 484,785 and 232,006 for the nine month periods ended September 30, 1997 and 1996 respectively and 497,225 and 244,427 for the three month periods ended September 30, 1997 and 1996, respectively.

         As required by APB Opinion No. 15, supplementary pro forma income per share data has been presented in Note 8.

         The Company is required to adopt Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings Per Share as of December 31, 1997; earlier application is not permitted. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company does not believe that the adoption of SFAS 128 will have a material effect on the Company's method of calculation or display of earnings per share amounts.

8.       CONVERTIBLE SUBORDINATED DEBENTURES

         During the nine month period ended September 30, 1997, debentures in the principal amount of $6,788,000 were converted into approximately 203,000 common shares. The majority of these debentures were converted on or before the record date for the third quarter dividend. The related debenture interest was forfeited by the debenture holders in accordance with the indenture. In addition, approximately $98,000 of unamortized debenture issue costs were reclassified to additional paid-in-capital. Had all converted debentures been converted as of the beginning of the periods, net income available to common shareholders per common share would have been $0.50 and $1.57 per share for the three and nine month periods ended September 30, 1997, respectively.

9.       SUBSEQUENT EVENTS

         In October 1997, the Company acquired a shopping center located in Denver, CO. This center will aggregate approximately 414,000 square feet, once construction of approximately 96,000 square feet is completed. The purchase price for the shopping center was approximately $39.1 million subject to adjustment to approximately $55.6 million upon completion of construction and leasing of the aforementioned 96,000 square feet within an agreed upon period.

         In October 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission under which an aggregate of $500 million of debt securities, preferred shares or common shares may be issued.

10.      PRO FORMA INFORMATION

         During the period June 1, 1997 through November 11, 1997, through individual transactions, the Company completed the acquisition of four shopping centers (the "Acquisition Properties"), none of which individually constitutes a "significant subsidiary". The shopping centers total 1,460,906 square feet of retail space, of which 1,143,101 square feet is Company-owned gross leasable area. The Company's net investment in the Acquisition Properties aggregated approximately $101.2 million, before any contingent consideration. In conjunction with the acquisition of three of the shopping centers, the aggregate purchase price is subject to possible upward adjustments by approximately $30.7 million upon completion of construction of approximately 202,000 additional square feet within an agreed upon periods. The Company's net investment was initial funded through proceeds made available through revolving credit facilities and cash. In addition, the Company entered into an agreement to acquire a shopping center in Fayetteville, Arkansas. This shopping center has approximately 140,000 square feet of GLA and the estimated purchase price is approximately $12.0 million. This property is referred to herein as the "Probable Acquisition Property." Although the Company believes it is probable that this property will be acquired, there can be no assurance that the purchase transaction will be consummated. Information and financial statements regarding the Acquisition Properties and the Probable Acquisition Property were filed in the Company's 8-K dated November 7, 1997.

The unaudited pro forma condensed statement of operations for the nine month period ended September 30, 1997 is presented as if each of the following transactions had occurred on January 1, 1997; (i) the acquisition by the Company of the properties, which had an operating history, purchased from January 1, 1997 through November 11, 1997; (ii) the acquisition of the Probable Acquisition Property; (iii) the sale by the Company of 3,350,000 common shares in January 1997; (iv) the sale by the Company of $75 million of 7.125% Pass-through Asset Trust Securities in March 1997; (v) the sale by the Company of 1,300,000 common shares in June 1997; (vi) the sale by the Company of $50 million of Medium Term Notes in July 1997 and (vii) the sale by the Company of 507,960 common shares in September 1997.

The foregoing pro forma information is based upon the historical consolidated results of operations of the Company for the nine month period September 30, 1997 giving effect to the transactions described above. The pro forma condensed consolidated statement of operations should be read in conjunction with the pro forma condensed consolidated balance sheet of the Company presented in the Company's 8-K dated November 7, 1997, and the historical financial statements and notes thereto of the Company included herein.

The unaudited pro forma condensed consolidated statements of operations are not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company's results of operations for future periods.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTH PERIOD SEPTEMBER 30, 1997
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------
(Unaudited)



                                                                      Pro Forma Adjustments
                                                                      ---------------------
                                                                 Acquisitions,
                                                                   Common
                                                                  Share and            Probable        Company
                                                 Company          Debt Share          Acquisition      Pro Forma
                                                Historical        Offerings            Property (b)   (Unaudited)
                                                ---------       ---------             ---------       ---------
Revenues from rental properties                 $ 113,824       $   1,907 (a)         $     977       $ 116,708
Management fees and other income                    7,168                                    --           7,168
                                                ---------       ---------             ---------       ---------

                                                  120,992           1,907                   977         123,876
                                                ---------       ---------             ---------       ---------

Operating and maintenance                          10,941             404 (a)               121          11,466
Real estate taxes                                  14,468             154 (a)                41          14,663
Depreciation and amortization                      23,509             301 (a)               228          24,038
General and administrative expenses                 7,646              --                    --           7,646
Interest expense                                   25,460             889 (a)(d)            674          25,201
                                                                   (1,238)(c)(f)
                                                                     (584)(e)(g)
                                                ---------       ---------             ---------       ---------
                                                   82,024             (74)                1,064          83,014
                                                ---------       ---------             ---------       ---------
Income (loss) before equity in net
      income of joint ventures, minority
      equity interest and gain on sales of
      real estate                                  38,968           1,981                   (87)         40,862
Equity in net income of
      joint ventures                                8,535              --                    --           8,535

Minority equity interest                             (787)            (14)(a)                --            (801)

Gain on sales of real estate                        3,526              --                    --           3,526
                                                ---------       ---------             ---------       ---------

Net income  (loss)                              $  50,242       $   1,967             $     (87)      $  52,122
                                                =========       =========             =========       =========


Per share data:
   Income available to common shareholders:
    Primary                                     $    1.56                                             $    1.61 (h)
                                                =========                                             =========
   Fully diluted                                $    1.53                                             $    1.58 (h)
                                                =========                                             =========

Weighted average number of common
shares (in thousands):
    Primary                                        25,423                                               25,769
                                                =========                                             =========
   Fully diluted                                   25,908                                               26,254
                                                =========                                             =========

DEVELOPERS DIVERSIFIED REALTY CORPORATION
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------
(Unaudited)

(a) Reflects revenues and expenses for the properties acquired during 1997, for the period January 1, 1997 through the earlier of the date of acquisition, or September 30, 1997 as follows:

                                Effective                       Real
                                 Date of                       Estate       Operating &                               Minority
        Shopping Center        Acquisition     Revenues         Taxes       Maintenance    Depreciation   Interest    Interest
        ---------------        -----------     --------        ------       ------------   ------------  ---------    --------
Great Northern Shopping
Center - North, Cleveland,
(North Olmsted), OH (1)         01/01/97      $   --     $         --       $         --     $   --       $  --      $   --

Great Northern Shopping
Center - South, Cleveland,
(North Olmsted) OH (1)          01/01/97          --               --                 --         --          --          --
Plaza Del Norte, San
Antonio, TX (2), (3)            01/23/97          --               --                 --         --          --          --
Foothills Towne Center                                                                           --          --          --
Awatukee, AZ (2)                02/21/97          --               --                 --         --          --          --
Eagan Promenade
Minneapolis, MN (2)             07/01/97          --               --                 --         --          --          --
Midway Marketplace
St. Paul, MN (2)                07/11/97          --               --                 --         --          --          --
Cooks Corner
Brunswick, ME                   08/14/97       1,907              154                404        301         889          14
Centennial Promenade
Denver, CO (2)                  10/02/97          --               --                 --         --          --          --
                                            --------           ------       ------------     ------      ------      ------
                                            $  1,907           $  154       $        404     $  301      $  889      $   14
                                            ========           ======       ============     ======      ======      ======

         (1) Included in historical statement of operation for the nine months ended September 30, 1997.

         (2) No revenues or expenses have been included in the pro forma statement of operations since the center was either under development or in the lease-up phase during 1996 and 1997.

         (3) Property acquired through a joint venture in which the Company owns a 35% interest.

(b) Reflects revenues and expenses of the Probable Acquisition Property contemplated as of November 11, 1997, for the period January 1, 1997 through September 30, 1997 as follows:



                                                                    Real
                                                                  Estate       Operating &
               Shopping Center                    Revenues         Taxes       Maintenance   Depreciation        Interest
               ---------------                    --------         -----       -----------   ------------        --------
  Spring Creek Centre
  Fayetteville, AR                              $      977         $  41            $  121         $  228      $      674
                                                ==========         =====            ======         ======      ==========

(c) Reflects the reduction of interest costs relating to variable rate indebtedness effectively repaid with the proceeds from the sale of 3,350,000 common shares completed in January 1997.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997

                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

(d) Interest expense relating to the issuance of $75 million of 7.125% Pass-through Asset Trust Securities completed in March 1997 is not reflected herein as the proceeds thereof were considered to be used to acquire shopping centers with no previous operating history. Accordingly, the Company would not have issued these securities until the time of acquisition.

(e) Reflects the reduction of interest costs relating to variable rate indebtedness effectively repaid with the proceeds from the sale of 1,300,000 common shares completed in June 1997. See Note (h) with regard to shares included in earnings per share calculation.

(f) Interest expense relating to the issuance of $50 million of Medium Term Notes completed in July 1997 is not reflected herein as the proceeds thereof were considered to be used to acquire shopping centers with no previous operating history and/or for properties currently under development. Accordingly, the Company would not have issued these securities until the time of acquisition.

(g) The issuance of 507,960 common shares completed in September 1997 is not reflected herein as the proceeds thereof were considered to be used to acquire shopping centers with no previous operating history and/or for properties currently under development. Accordingly, the Company would not have issued these securities until the time of acquisition.

(h) Pro forma income per common share is based upon the weighted average number of common shares assumed to be outstanding during 1997 and includes all shares issued in conjunction with the 3,350,000 common share offering in January 1997 and 273,000 shares of the 1,300,000 common share offering completed in June 1997 and 507,960 common shares completed in September 1997. The remaining 1,027,000 shares issued in June 1997 and the entire 507,960 shares issued in September 1997 were not reflected in the pro forma statement of operations as the proceeds were not considered to be received until the date the newly developed shopping centers were acquired in 1997, since such centers had no operating history.

         In accordance with the Accounting Principles Board Opinion No. 15, primary earnings per share before extraordinary item is calculated as follows:

         Undistributed loss:
           Income available to common shareholders  .  .  .  .  .     $   41,472
           Total dividends declared -  $1.89 per common share  .         (48,703)
                                                                      ----------
           Undistributed loss                                         $   (7,231)
                                                                      ==========

         Per share data
             Dividends declared  .  .  .  .  .  .  .  .  .  .  .      $     1.89
             Undistributed loss   .  .  .  .  .  .  .  .  .  .  . .  .     (0.28)
                                                                      ----------
             Primary  .  .  .  .  .  .  .  .  .  .  .  .  .  .  . .  .$     1.61
                                                                      ==========
         Weighted average number of Common Shares:
             Primary .  .  .  .  .  .  .  .  .  .  .  .  .  .  .    .  .  25,769
                                                                      ----------
             Fully diluted  .  .  .  .  .  .  .  .  .  .  .  .  . .  .    26,254
                                                                      ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

RESULTS OF OPERATIONS

         Revenues from Operations

         Total revenues increased $8.1 million, or 23.6%, to $42.7 million for the three month period ended September 30, 1997 from $34.5 million for the same period in 1996. Total revenues increased $23.9 million, or 24.6%, to $121.0 million for the nine month period ended September 30, 1997 from $97.1 million for the same period in 1996. Base and percentage rents for the three month period ended September 30, 1997 increased $6.6 million, or 25.9%, to $32.2 million as compared to $25.6 million for the same period in 1996. Base and percentage rents increased $18.5 million, or 25.6%, to $91.0 million for the nine month period ended September 30, 1997 from $72.5 million for the same period in 1996.

         Approximately $2.4 million of the increase in base and percentage rental income, for the nine month period ended September 30, 1997 is the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1996), an increase of 3.7% over 1996 revenues from Core Portfolio Properties. The eleven shopping centers acquired by the Company in 1997 and 1996 contributed $16.2 million of additional base and percentage rental revenue and the four new shopping center developments contributed $2.9 million. The above increases were offset by the transfer of two properties to a joint venture in September 1996 which reduced base and percentage rental revenue by $3.0 million.

         At September 30, 1997 the in-place occupancy rate of the Company's portfolio was at 96.0% as compared to 94.4% at September 30, 1996. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $8.30 at September 30, 1997 as compared to $7.85 at December 31, 1996. Same store sales, for the current twelve month period, increased 3.8% to $230.4 per square foot as compared to $222.0 per square foot for the prior twelve month period.

         The increase in recoveries from tenants of $5.1 million is directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 1997 and 1996 shopping center acquisitions and developments. Recoveries were approximately 89.7% of operating expenses and real estate taxes for the nine month period ended September 30, 1997 as compared to 89.4% for the same period in 1996. Management fee income and other income increased by approximately $0.3 million which generally relates to an increase in management fee income associated with the formation of several joint ventures.

         Other income was comprised of the following (in thousands):

                                      Three Month Period      Nine Month Period
                                      Ended September 30,     Ended September 30,
                                       1997        1996        1997        1996
                                      ------      ------      ------      ------
Interest                              $  488      $  288      $1,362      $  925
Temporary tenant
 rentals (Kiosks)                         79         111         327         294
Lease termination fees                   401       1,453       1,835       2,976
Development fees                         455         103         870         570
Other                                    338          16         590         377
                                      ------      ------      ------      ------
                                      $1,761      $1,971      $4,984      $5,142
                                      ======      ======      ======      ======

         Expenses from Operations

         Rental operating and maintenance expenses for the three month period ended September 30, 1997 increased $0.7 million, or 21.7%, to $3.8 million as compared to $3.1 million for the same period in 1996. Rental operating and maintenance expenses increased $1.8 million, or 20.5%, to $10.9 million for the nine month period ended September 30, 1997 from $9.1 million for the same period in 1996. An increase of $1.5 million is attributable to the 15 shopping centers acquired and developed in 1996 and 1997 and $0.3 million in the Core Portfolio Properties.

         Real estate taxes increased $1.2 million, or 30.9%, to $5.1 million for the three month period ended September 30, 1997 as compared to $3.9 million for the same period in 1996. Real estate taxes increased $3.8 million, or 35.1%, to $14.5 million for the nine month period ended September 30, 1997 from $10.7 million for the same period in 1996. An increase of $3.6 million is related to the 15 shopping centers acquired and developed in 1996 and 1997 and $0.2 million in the Core Portfolio Properties.

         General and administrative expenses increased $0.5 million, or 21.0%, to $2.6 million for the three month period ended September 30, 1997 as compared to $2.1 million in 1996. General and administrative expenses increased $2.0 million, or 34.5%, to $7.7 million for the nine month period ended September 30, 1997 from $5.7 million for the same period in 1996. The increase is attributable to the growth of the Company primarily related to acquisitions, expansions and developments. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space and also expenses all internal costs associated with acquisitions. Total general and administrative expenses were approximately 4.2% and 4.0% of total revenues, including revenues of joint ventures for the nine month period ended September 30, 1997 and 1996, respectively.

         Depreciation and amortization expense increased $1.7 million, or 26.3%, to $8.3 million for the three month period ended September 30, 1997 as compared to $6.6 million for the same period in 1996. Depreciation and amortization increased $5.0 million, or 27.4%, to $23.5 million for the nine month period ended September 30, 1997 from $18.5 million for the same period in 1996. An increase of $4.2 million is related to the 15 shopping centers acquired and developed 1996 and 1997 and $1.4 million in the Core Portfolio Properties. The above increases were offset by the transfer of two properties to a joint venture in September 1996 which reduced depreciation expense by $0.6 million.

         Interest expense increased $1.1 million, or 13.1%, to $9.0 million for the three month period ended September 30, 1997, as compared to $7.9 million for the same period in 1996. Interest expense increased $3.6 million, or 16.1%, to $25.5 million for the nine month period ended September 30, 1997 from $21.9 million for the same period in 1996. The overall increase in interest expense for the three and nine month periods ended September 30, 1997 as compared to the same periods in 1996 is primarily related to the acquisition and development of shopping centers during 1997 and 1996. The weighted average debt outstanding during the nine month period ended September 30, 1997 and related weighted average interest rate was $475.8 million and 7.9%, respectively, compared to $397.2 million and 8.3%, respectively, for the same period in 1996. Interest costs capitalized, in conjunction with development and expansion projects, were $1.2 million and $3.0 million for the three and nine month periods ended September 30, 1997, respectively, as compared to $0.8 million and $2.4 million, respectively, for the same periods in 1996.

         Equity in net income of joint ventures increased $1.1 million, or 50.0%, to $3.2 million for the three month period ended September 30, 1997 as compared to $2.1 million for the same period in 1996. Equity in net income of joint ventures increased $2.5 million, or 41.9%, to $8.5 million for the nine month period ended September 30, 1997 from $6.0 million for the same period in 1996. An increase of $1.3 million is attributable to the Community Center Joint Ventures primarily associated with the completion of construction at five of the ten shopping centers which were under construction at the date of acquisition. An increase of $0.8 million is related to the formation of a joint venture with Ohio State Teachers Retirement Systems ("OSTRS") in September 1996. An increase of $0.3 million is related to the formation of a joint venture in January 1997 which owns a shopping center in San Antonio, Texas. An increase of $0.1 million is related to the expansion and redevelopment of the Liberty Fair Joint Venture.

         The minority equity interest of $0.3 million and $0.8 million for the three and nine month periods ended September 30, 1997, respectively, relates to the Company's investment in three shopping center properties. The amount represents the priority distribution associated with the minority equity interest.

         Gain on sales of real estate aggregated $3.5 million for the nine month period ended September 30, 1997. In March 1997, the Company sold two business centers in Highland Heights, Ohio aggregating approximately 113,000 square feet for approximately $5.7 million. The two business centers had been vacant for approximately 18 months.

         Net Income

         Net income increased $3.8 million, or 29.6%, to $16.7 million for the three month period ended September 30, 1997, as compared to net income of $12.9 million for the same period in 1996. Net income increased $13.0 million, or 34.9%, to $50.2 million for the nine month period ended September 30, 1997 from $37.2 million for the same period in 1996. The increase in net income of $13.0 million is primarily attributable to the increased net operating revenues (total revenues less operating and maintenance, real estate taxes and general and administrative expense) aggregating $16.3 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, and the 15 shopping centers acquired and developed in 1996 and 1997. An increase of $2.5 million relates to increased equity income from joint ventures and an increase of $3.5 million relates to a gain on sale of real estate. The increase in net operating revenues, equity income from joint ventures and gain on sale of real estate was offset by increases in depreciation, interest expense and minority equity interest of $5.0 million, $3.5 million and $0.8 million, respectively.

FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, nonrecurring and extraordinary items, adjusting for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company's proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is substantially the same as the definition currently used by the National Association of Real Estate Investment Trusts ("NAREIT"). Certain other real estate companies may calculate funds from operations in a different manner. For the three month period ended September 30, 1997, FFO increased $5.3 million, or 31.2%, to $22.3 million as compared to $17.0 million for the same period in 1996. For the nine month period ended September 30, 1997, FFO increased $14.9 million, or 31.0%, to $63.0 million from $48.1 million for the same period in 1996. The increase is attributable to increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company's calculation of FFO is as follows (in thousands):



                                      Three Month Period             Nine Month Period
                                      Ended September 30,           Ended September 30,
                                     1997           1996            1997          1996
                                   --------       --------       --------       --------
Net income applicable to
  common shareholders (1)          $ 13,197       $  9,377       $ 39,592       $ 26,596
Depreciation of real property         8,217          6,524         23,249         18,295
Equity in net income of
  joint ventures                     (3,201)        (2,139)        (8,535)        (6,013)
Joint Ventures FFO (2)                4,083          3,221         12,206          9,198
Gain on sales of real estate             --             --         (3,526)            --
                                   --------       --------       --------       --------
                                   $ 22,296       $ 16,983       $ 62,986       $ 48,076
                                   ========       ========       ========       ========

(1) Includes straight line rental revenues of approximately $0.5 million and $0.2 for the three month period ended September 30, 1997 and 1996, respectively, and approximately $1.3 million and $0.4 million for the nine month periods ended September 30, 1997 and 1996, respectively, primarily related to recent acquisitions and new developments.

(2)      Joint Venture Funds From Operations are summarized as follows:

Net income (a)                     $  6,475       $  4,278      $ 17,315       $ 12,026
Gain on sale of land                 (1,085)            --        (1,085)            --
Depreciation of real property         2,905          2,164         8,571          6,371
                                   --------       --------      --------       --------
                                   $  8,295       $  6,442      $ 24,801       $ 18,397
                                   ========       ========      ========       ========

DDRC Ownership interests (b)       $  4,083       $  3,221      $ 12,206       $  9,198
                                   ========       ========      ========       ========

(a) Revenues for the three month periods ended September 30, 1997 and 1996 include approximately $0.7 million and $0.6 million, respectively, resulting from the recognition of straight line rents of which the Company's proportionate share is $0.3 million and $0.3 million, respectively. Revenues for the nine month period ended September 30, 1997 and 1996 include approximately $2.1 million and $1.7 million, respectively, resulting from the recognition of straight line rents of which the Company's proportionate share is $1.0 million and $0.85 million, respectively.

(b) At September 30, 1997 the Company owned a 50% joint venture interest relating to 13 shopping center properties and a 35% joint venture interest in one shopping center property. At September 30, 1996 the Company owned a 50% joint venture interest in 12 shopping center properties.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the nine month period ended September 30, 1997 increased to $69.2 million as compared to $53.1 million for the same period in 1996. The increase is attributable to the 15 acquisitions and developments completed in 1997 and 1996, new leasing, expansion and re-tenanting of the core portfolio properties and the equity offerings completed in 1997 and 1996.

An increase in the 1997 quarterly dividend per common share to $.63 from $.60 was approved in December 1996 by the Company's Board of Directors. The Company's common share dividend payout ratio for the first three quarters of 1997 approximated 76.5% of the actual Funds From Operations as compared to 80.8% for the same period in 1996. It is anticipated that the current dividend level will result in a more conservative payout ratio as compared to prior years. A lower payout ratio will enable the Company to retain more capital which will be utilized for attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

During the nine month period ended September 30, 1997, the Company and its joint ventures invested $283 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company's expansion acquisition and development activity is summarized below:

Expansions:

During 1997, the Company and its Joint Ventures completed the expansion/redevelopment of seven of its shopping centers including; (i) a 30,000 square foot Kroger Supermarket expansion at Chillicothe Place Shopping Center in Chillicothe, Ohio; (ii) a 50,000 square foot redevelopment at Great Northern Shopping Center in North Olmsted, Ohio which involved the reconfiguration of various retail space and adding HomePlace; (iii) a 109,000 square foot expansion and redevelopment at Liberty Fair Mall in Martinsville, Virginia, which involved retenanting and expanding the former Wal-Mart space to include Goody's, Kroger Supermarket and OfficeMax; (iv) a 48,000 square foot expansion relating to SteinMart, Blockbuster Video and additional retail space at Towne Center Prado in Marietta, Georgia; (v) a 36,000 square foot Supermarket expansion at Town Fair Center in Bedford, Indiana; (vi) a 130,000 square foot redevelopment at Apple Blossom Corners in Winchester, Virginia which involved the retenanting and expansion of the former Wal-Mart space to include Kohl's, OfficeMax and Book-a-Million and (vii) a 61,000 square foot redevelopment of the former Pharmor space at Del Prado Mall in Cape Coral, Florida to include TJ Maxx and OfficeMax.

The Company is currently expanding/redeveloping ten of its shopping centers, including (i) a 49,000 square foot OfficeMax and additional retail expansion at Brookhighland Plaza, in Birmingham, Alabama; (ii) a 92,000 square foot expansion including Beall's, Big Party and additional retail at Mariner Square Shopping Center in Spring Hill, Florida; (iii) a 190,000 square foot Wal-Mart Superstore expansion at Pamlico Plaza in Washington, North Carolina; (iv) a 45,500 square foot expansion/redevelopment at

Rivertowne Square Shopping Center in New Bern, North Carolina including Goody's and Books-A-Million; (v) a 79,000 square foot expansion/redevelopment at Tarpon Square Shopping Center in Tarpon Springs, Florida including Big Lots and Beall's, which replaced a former J. Byrons Store, and additional retail space;
(vi) a 23,500 square foot OfficeMax expansion at Chillicothe Place Shopping Center in Chillicothe, Ohio; (vii) a 7,500 square foot Hollywood Video expansion at Westpark Square Shopping Center in Xenia, Ohio; (viii) a 23,500 square foot OfficeMax expansion/redevelopment at Cascade Crossing Shopping Center in Sault Ste. Marie, Michigan; (ix) a 66,300 square foot expansion/redevelopment at Berlin Mall in Berlin, Vermont where a major department store is replacing Rich's Department Store and (x) a 16,800 square foot Family Toy Warehouse expansion at Kmart Plaza in East Norriton, Pennsylvania.

Acquisitions:

Total acquisitions completed during 1997 through September 30, 1997 aggregated six shopping centers at a total year to date cost of approximately $212.5 million, including proportionate share of joint venture interests and approximately $6.5 million of earnouts relating to prior year acquisitions. In addition, the Company expects to close on an additional three shopping centers aggregating approximately $120 million during the fourth quarter of 1997.

During the first quarter of 1997, the Company acquired two adjacent shopping center properties in Ahwatukee, Arizona (a suburb of Phoenix), aggregating 490,885 square feet for an aggregate purchase price of approximately $68.9 million. The Company also acquired a majority ownership interest in two adjacent shopping center properties aggregating 606,387 square feet and valued at $57.2 million in North Olmsted, Ohio (a suburb of Cleveland). The Company's investment is approximately $40.9 million and the balance is owned through a minority interest.

The Company also acquired a 35% ownership interest in a 286,000 square foot shopping center in San Antonio, Texas during the first quarter of 1997. This shopping center was acquired at a cost of approximately $38.3 million of which the Company's proportionate share aggregated approximately $13.4 million.

In addition, the Company acquired two shopping centers in Minnesota, in July 1997. The first center, located in Minneapolis, Minnesota will aggregate approximately 271,000 square feet once construction of approximately 46,000 square feet is completed. The Company paid approximately $29.0 million for the completed portion of the center. The second center, located in St. Paul, Minnesota, will aggregate approximately 324,000 square feet, once construction of approximately 14,000 square feet is completed. The Company paid approximately $22.4 million for the completed portion of this center.

In August 1997, the Company acquired a 330,000 square foot shopping center in Brunswick, ME. The Company formed a limited partnership in which the Company contributed approximately $19.3 million of cash and issued approximately 8,900 limited partnership units which are convertible on a one-to-one basis into the Company's common stock.

In October 1997, the Company acquired a shopping center located in Denver, CO., through a limited partnership. This center will aggregate approximately 414,000 square feet, once construction of approximately 96,000 square feet is completed. The Company paid approximately $39.1 million cash for the completed portion. A significant portion of the balance of the purchase price of approximately $16.5 is expected to be financed through the issuance of limited partnership units, which will be convertible into the Company's common stock.

On October 14, 1997, the Company announced that it had entered into a letter of intent with Prudential Real Estate Investors to form an Opportunity Fund ("Fund"). The Fund will invest in retail properties within the United States that are in need of substantial retenanting and market repositioning. This Fund may also make equity or debt investments in companies owning or managing retail properties as well as in third party development projects that provide significant growth opportunities. The retail property investments may include enclosed malls, neighborhood centers or other potential commercial redevelopment opportunities which would not generally be pursued for acquisition by the Company.

Developments:

During 1997 the Company has substantially completed the construction of four shopping centers which include: (i) a 235,000 square foot Phase II development of the Canton, Ohio center which includes Service Merchandise, JoAnn Fabrics ETC (both opened third quarter), PETsMART and HomePlace as anchor tenants; (ii) a 500,000 square foot shopping center in Boardman, Ohio which includes Wal-Mart, Lowe's, Dick's Sporting Goods, Giant Eagle Supermarket, Staples and PETsMART as anchor tenants (the Lowe's, Wal-Mart and Dick's Sporting Goods stores opened during the first quarter of 1997 and Staples and PETsMART opened during the third quarter of 1997); (iii) a 475,000 square foot shopping center in Stow, Ohio which includes Target (not owned by the Company), Giant Eagle Supermarket (opened fourth quarter 1996), Stein Mart and OfficeMax (both opened first half of 1997) as anchor tenants and (iv) an 84,000 square foot community shopping center in Aurora, Ohio with a Heinen's Supermarket (not owned by the Company) and Revco Drug Store as anchor tenants.

Development activity also nears completion at the Company's shopping centers in Atlanta, Georgia and Framingham, Massachusetts which were acquired in connection with the Community Center Joint Ventures in November 1995. The Atlanta and Framingham centers are scheduled to be substantially completed by the end of 1997. The majority of tenants have opened at each center.

The Company has commenced construction on two additional shopping centers which include a 200,000 square foot Phase II development of the Erie, Pennsylvania center, which includes Home Depot (not owned by the Company), PETsMART and Circuit City as anchor tenants and a 445,000 square foot shopping center in Merriam, Kansas which is being developed through a joint venture formed in October 1996, 50% of which is owned by the Company. This center will include Home Depot (not owned by the Company), Cinemark Theaters, Hen House Supermarket, OfficeMax, Marshalls, Old Navy and PETsMART as anchor tenants. The Erie, Pennsylvania (Phase II) and Merriam, Kansas shopping centers are scheduled for completion during the first three quarters of 1998.

The Company has also commenced the initial development of three additional shopping centers which include: (i) a 240,000 square foot shopping center in Toledo, Ohio; (ii) a 170,000 square foot shopping center in Solon, Ohio and
(iii) a 230,000 square foot shopping center in Oviedo, Florida (a suburb of Orlando). All three centers are scheduled for completion during the second half of 1998.

The Company is also involved with, or pursuing, joint venture development opportunities on nine additional projects with various developers throughout the country. The majority of projects will commence development in 1998 and are scheduled for completion in 1999.

FINANCING ACTIVITIES

The acquisitions, developments and expansions were financed through cash provided from operating activities, revolving credit facilities, mortgages assumed and debt and equity offerings. Total debt outstanding at September 30, 1997 was $523.6 million compared to $449.4 million at September 30, 1996.

In January 1997, the Company completed a 3,350,000 common share offering and received net proceeds of approximately $116 million which were primarily used to retire variable rate debt. In June 1997, the Company completed a 1,300,000 common share offering and received net proceeds of approximately $49.4 million which were primarily used to retire variable rate debt. In September 1997, the Company completed a 507,960 common share offering through a registered unit trust and received net proceeds of approximately $18.8 million which were primarily used to retire variable rate debt. The common share offerings significantly strengthened the Company's balance sheet and positioned the Company to continue to take advantage of attractive acquisition, development and expansion opportunities discussed above.

In March 1997, the Company issued $75 million of senior unsecured Putable Asset Trust Securities (PATS). The PATS were issued at a discount of 99.53%, have a coupon rate of 7.125%, mature on March 15, 2012 and have a put date of March 15, 2002. The effective yield to the put date, after adjusting for the call premium and debt issue costs, is approximately 6.9%.

In March 1997, the Company extended its $150 million unsecured revolving credit facility, agented by the First National Bank of Chicago, the First National Bank of Boston and Bank of America NT&SA, for an additional year, through May 2000, and reduced the interest rate 15 basis points. The amendment also introduced a competitive bid feature for up to $75 million of borrowings.

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

At September 30, 1997, the Company's capitalization consisted of $523.6 million of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $190.3 million), $149.8 million of preferred stock and $1,083.1 million of market equity (market equity is defined as common shares outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at September 30, 1997 of $40.00) resulting in a debt total market capitalization ratio of 0.30 to 1.0. At September 30, 1997, the Company's total debt consisted of $497.7 million of fixed rate debt, and $25.9 million of variable rate debt.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. As of September 30, 1997, the Company had $99.1 million available under its shelf registration statement. In October 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission under which an aggregate of $500 million of debt securities, preferred shares or common shares may be issued. In addition, as of September 30, 1997, the Company had cash of $0.9 million and $137 million available under its $160 million of unsecured revolving credit facilities. On September 30, 1997, the Company also had 97 operating properties with $95.3 million, or 74.5%, of the total revenue for the nine month period ended September 30, 1997 which were unencumbered thereby providing a potential collateral base for future borrowings.

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

         At September 30, 1997, approximately 95.1% of the Company's debt (not including joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 4.4 years and a weighted average interest rate of approximately 7.7%. The remainder of the Company's debt bears interest at variable rates, with a weighted average maturity of approximately 3.5 years and a weighted average interest rate of approximately 6.5%. As of September 30, 1997 the Company's Community Center Joint Ventures had fixed rate debt aggregating approximately $322.5 million. The Company's OSTRS Joint Venture has variable rate debt aggregating $24.3 million. The Company's joint venture in San Antonio, Texas has fixed rate debt aggregating $28.7 million. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities to initially fund future acquisitions of shopping centers. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that increases in interest expense as a result of inflation would not significantly impact the Company's distributable cash flow.

         The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based on market fluctuations. At September 30, 1997 the Company had entered into a $1.5 million SWAP Agreement with a major financial institution as a hedge against increasing interest rates associated with refinancing of certain mortgage debt which matures in November 1997. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes. Accordingly, the cost of obtaining such protection agreements in relation to the Company's access to capital markets will continue to be evaluated.

ECONOMIC CONDITIONS

         Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate sections and geographic regions with differing intensities and at different times. Adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The shopping centers are typically anchored by discount department stores (usually Wal-Mart, Kmart or J.C. Penney), supermarkets, and drug stores which usually offer day-to-day necessities, rather than high-priced luxury items. Since these merchants typically perform better in an economic recession than those who market high priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

         During 1996 and 1997, certain national and regional retailers experienced financial difficulties and several have filed for protection under bankruptcy laws. Although the Company has experienced an increase in the number of tenants filing for protection under bankruptcy laws, no significant bankruptcies have occurred through November 12, 1997 with regard to the Company's portfolio of tenants.

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

ITEM 2.  MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

         In August 1997, in conjunction with the acquisition of a shopping center in Brunswick, Maine, the Company formed a limited partnership which issued approximately 8,900 limited partnership units (the "Units") which are convertible on a one-for-one basis into the Company's common shares. The Units are convertible at any time after August 1998, subject to the Company's right to redeem such units for cash in lieu of delivering such common shares. This transaction was conducted as a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

                                DEVELOPERS DIVERSIFIED REALTY CORPORATION



   November 13, 1997               /s/  Scott A. Wolstein
----------------------------     ----------------------------------------
           (Date)                Scott A. Wolstein, President and
                                 Chief Executive Officer


   November 13, 1997               /s/  William H. Schafer
----------------------------     ----------------------------------------
          (Date) William H. Schafer, Chief Financial Officer (Principal Financial Officer and Principal
                                 Accounting Officer)