Form 10-K
period 1997-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 1998-03-31
CIK 894315

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-K
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from____________to__________
Commission file number  1-11690
                      ------------------

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Ohio                            34-1723097
        -----------------------------------          ------------------------
          (State or other jurisdiction               (I.R.S. Employer
          of incorporation or organization)          Identification No.)

            34555 Chagrin Boulevard     Moreland Hills, Ohio 44022
          -----------------------------------------------------------
              (Address of principal executive offices - zip code)

                                 (440) 247-4700
          -----------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
    ---------------------------------------------------------------------------

   Common Shares, Without Par Value                  New York Stock Exchange
   --------------------------------                  -----------------------
   Depositary Shares Representing
     Class A Cumulative Redeemable Preferred Shares  New York Stock Exchange
   -------------------------------------------------------------------------
   Depositary Shares Representing
     Class B Cumulative Redeemable Preferred Shares  New York Stock Exchange
   -------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
   -------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X                No
   ----------------          --------------------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant at March 16, 1998 was $991,953,728.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            27,819,716 common shares outstanding as of March 16, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE.

         The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS


   Item No.                                                                             Report Page
-------------                                                                        --------------
                                     PART I

           1.     Business .......................................................           4
           2.     Properties......................................................          10
           3.     Legal Proceedings...............................................          19
           4.     Submission of Matters to a Vote of Security Holders.............          19


                                     PART II


           5.     Market for the Registrant's Common Equity and
                     Related Shareholder Matters .................................           22
           6.     Selected Financial Data.........................................           23
           7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...........................           25
           8.     Financial Statements and Supplementary Data.....................           33
           9.     Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure........................           33

                                    PART III

         10.      Directors and Executive Officers of the Registrant..............           34
         11.      Executive Compensation..........................................           34
         12.      Security Ownership of Certain Beneficial Owners
                    and Management ...............................................           34
         13.      Certain Relationships and Related Transactions..................           34

                                     PART IV

         14.      Exhibits, Financial Statements, Schedules and
                    Reports on Form 8-K...........................................           35

                                     PART I
Item 1.           BUSINESS

         General Development of Business

         Developers Diversified Realty Corporation (the "Company"), a self-administered and self-managed real estate investment trust (a "REIT"), is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers and business centers. Unless otherwise provided, references herein to the Company include Developers Diversified Realty Corporation, its wholly owned and majority owned subsidiaries and its joint ventures.

         From January 1, 1995 to March 16, 1998, the Company has acquired 35 shopping center properties, including those owned through joint ventures, two of which were acquired in 1998, eight of which were acquired in 1997, five of which were acquired in 1996, 20 of which were acquired in 1995.

         The Company's executive offices are located at 34555 Chagrin Boulevard, Moreland Hills, Ohio 44022, and its telephone number is (440) 247-4700.

         Financial Information about Industry Segments

         The Company is in the business of managing, operating, leasing, acquiring, developing and investing in shopping centers and business centers. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1.

         Narrative Description of Business

         Since 1965, the Company and Developers Diversified Group ("DDG"), its predecessor, have owned and managed approximately 239 shopping centers. The Company's portfolio as of March 16, 1998 consisted of 125 shopping centers (including 15 properties which are owned through joint ventures, 14 of which the Company owns a 50% interest, and one of which the Company owns a 35% interest), five business centers and 70 undeveloped parcels (5 of which are owned through joint ventures) aggregating approximately 175 acres (the "Portfolio Properties"). In addition, the Company owns a 42.5% ownership interest in a shopping center located in Princeton, New Jersey and a 75% interest in a joint venture which acquired 33 retail sites, formerly occupied by Best Products. From January 1, 1995 to March 16, 1998, the Company has acquired 35 shopping centers containing an aggregate of 10.4 million square feet of GLA owned by the Company for an aggregate purchase price of approximately $1.0 billion. During 1995, 1996 and 1997, the Company completed expansions at 32 of its shopping centers. As of March 16, 1998, the Company was expanding seven shopping centers and expects to commence expansions at additional shopping centers in 1998. The Company has also substantially completed the development of 11 additional shopping centers since December 31, 1994, at an aggregate cost of approximately $231.4 million aggregating approximately 3.9 million square feet. As of March 16, 1998, the Company had five shopping centers under development.

         The Company's shopping centers were approximately 96.1% leased as of December 31, 1997, and the business centers were 98.6% leased as of that date. At December 31, 1997, the Company had entered into additional leases with anchor tenants aggregating in excess of 158,000 square feet of vacant space, scheduled to commence in 1998, which brings the leased rate at the shopping centers to 96.7%. On December 31, 1997, the average annualized base rent per square foot of Company-owned GLA of the shopping centers was $8.49 and the business centers was $4.04.

         The Company is self-administered and self-managed and, therefore, does not engage or pay for a REIT advisor. The Company manages all of the Portfolio Properties. At December 31, 1997, the Company owned and/or managed approximately
35.3 million total square feet of GLA, which included all of the Portfolio Properties and 23 properties owned by third parties.

         Strategy and Philosophy

         The Company's investment objective is to increase cash flow and the value of its portfolio of properties and to seek continued growth through the selective acquisition, development, redevelopment, renovation and expansion of income-producing real estate properties, primarily shopping centers. In pursuing its investment objective, the Company will continue to seek to acquire and develop high quality, well-located shopping centers and business centers with attractive initial yields and strong prospects for future cash flow growth and capital appreciation where the Company's financial strength and management and leasing capabilities can enhance value.

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

         In addition, the Company intends to maintain a conservative debt capitalization with a ratio of debt to total market capitalization (the sum of the aggregate market value of the Company's common shares, the liquidation value of preferred shares and the Company's total indebtedness) of less than .50 to
1.0. At December 31, 1997, the Company's debt to total market capitalization ratio, excluding the Company's proportionate share of indebtedness of its unconsolidated joint ventures, was approximately 0.36 to 1.0; and at March 16, 1998 this ratio was approximately 0.36 to 1.0 At December 31, 1997, the Company's capitalization consisted of $668.5 million of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $190.3 million), $149.8 million of preferred stock and $1,059.0 million of market equity. At December 31, 1997, the Company's total debt consisted of $526.0 million of fixed-rate debt and $142.5 million of variable rate debt. Fluctuations in the market price of the Company's common shares may cause this ratio to vary from time to time.

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

         Recent Developments

         Financings

         In January 1997, the Company completed a 3,350,000 common share offering and received net proceeds of approximately $115.8 million. In June 1997, the Company completed a 1,300,000 common share offering and received net proceeds of approximately $49.4 million. In September 1997, the Company completed a 507,960 common share offering through a registered unit investment trust and received net proceeds of approximately $18.8 million. In December 1997, the Company completed a 316,800 common share offering through a registered unit investment trust and received net proceeds of approximately $11.3 million. The proceeds from the four common share offerings mentioned above were primarily used to retire variable rate debt. The common share offerings significantly strengthened the Company's balance sheet and positioned the Company to continue to take advantage of attractive acquisition, development and expansion opportunities.

         In March 1997, the Company issued, through a grantor trust, $75 million of Pass-Through Asset Trust Securities (PATS), due March 2002, at a discount to 99.53%. These certificates are secured by fifteen year notes ("Notes") maturing March 2012, issued by the Company to the trust. The trust sold an option which enables the option holder to remarket the Notes upon maturity of the certificates in March 2002. Simultaneously with the sale of the certificates, the trust purchased the Notes from the Company for a premium in the amount of the option payment.

         In March 1997, the Company extended its $150 million unsecured revolving credit facility, agented by the First National Bank of Chicago and Bank of America NT&SA, for an additional year, through May 2000, and reduced the interest rate 15 basis points. The amendment also introduced a competitive bid feature for up to $75 million of borrowings. In April 1997, the Company extended its $10 million unsecured revolving credit facility with National City Bank through November 2000, and reduced the interest rate 15 basis points.

         In March 1997, the Company sold two business centers in Highland Heights, Ohio aggregating approximately 113,000 square feet for approximately $5.7 million and recognized a gain of approximately $3.5 million. The net proceeds of approximately $5.4 million were used to repay revolving credit debt.

         In November 1995, the Company commenced a medium-term note program (the "Medium Term Note Program"). The Medium Term Note Program enables the Company
(i) to issue on an ongoing basis discrete amounts of unsecured debt that will closely match, both as to timing and amount, the Company's specific liquidity requirements, including property acquisition, development and redevelopment costs, and (ii) to better manage the Company's debt maturities, including its mortgage debt maturities. As of March 16, 1998, the Company had issued Medium Term Notes in the aggregate amount of $317.7 million ($100 million in 1998, $102 million in 1997, and $115.7 million in 1996 and 1995). The net proceeds from each issuance were used to repay line of credit borrowings and mortgage debt. The Medium Term Note Program remains available for the Company to issue additional Medium Term Notes when the Company considers market conditions advantageous.

         Equity Investments in Joint Venture

         In January 1997, the Company formed a joint venture with certain institutional investors, which are advised by DRA Advisors, Inc., to acquire a
0.3 million square foot shopping center located in San Antonio, Texas. The aggregate cost of the shopping center was approximately $38.3 million of which the Company's proportionate ownership share was 35%. The Company contributed approximately $3.5 million of equity and manages the shopping center pursuant to a management agreement.

         Property Acquisitions, Developments and Expansions

         During 1997, the Company acquired seven shopping centers aggregating
2.4 million square feet of Company-owned GLA (Gross Leasable Area) for an aggregate investment of approximately $267.9 million. In addition, in January 1997, the Company entered into a joint venture with certain institutional investors which are advised by DRA Advisors, Inc. to acquire a 0.3 million square foot shopping center located in San Antonio, Texas. The aggregate cost of the shopping center was approximately $38.3 million of which the Company's proportionate ownership share is 35%. The Company also contributed approximately $0.5 million of additional assets to the OSTRS Joint Venture during 1997.

         During 1997, the Company and its joint ventures completed expansions and redevelopments at 13 of its shopping centers aggregating approximately 0.8 million square feet at an aggregate cost of approximately $39.0 million. The Company is currently expanding seven shopping centers and will continue to pursue additional expansion opportunities. The Company and its joint ventures currently have approximately 175 acres of undeveloped land consisting of 70 parcels, primarily adjacent to its existing shopping centers, available for development, expansion or sale.

         During 1997, the Company substantially completed the construction of four shopping centers which include: (i) a 235,000 square foot Phase II development of the Canton, Ohio shopping center; (ii) a 500,000 square foot shopping center in Boardman, Ohio; (iii) a 475,000 square foot shopping center in Stow, Ohio and (iv) an 84,000 square foot community center in Aurora, Ohio. Development activity was also completed at two of the Company's joint venture shopping centers located in Atlanta, Georgia and Framingham, Massachusetts which were acquired in connection with the Community Center Joint Ventures in November 1995.

         During 1997, the Company commenced construction on two additional shopping centers which include a 200,000 square foot Phase II development of the Erie, Pennsylvania center, and a 445,000 square foot shopping center in Merriam, Kansas which is being developed through a joint venture formed in October 1996, 50% of which is owned by the Company. These shopping centers are scheduled for completion during the last half of 1998. The Company has also commenced the initial development of three additional shopping centers which include: (i) a 240,000 square foot shopping center in Toledo, Ohio; (ii) a 170,000 square foot shopping center in Solon, Ohio and (iii) a 230,000 square foot shopping center in Oviedo, Florida (a suburb of Orlando). All three centers are scheduled for completion during the fourth quarter of 1998.

         The Company is also involved with, or pursuing, joint venture development opportunities on eight additional projects with various developers throughout the country at a projected cost aggregating approximately $300 million. The majority of projects should commence development in 1998 and are currently scheduled for completion in 1999.

         In December 1997, the Company and Hendon Associates formed a joint venture to acquire 33 retail sites, formerly occupied by Best Products, from Metropolitan Life. Under the terms of the joint venture with Hendon Associates, the Company advanced the capital to fund the purchase price of the assets and it is expected that the Company will receive (i) a priority return of its capital; (ii) a 15% compound annual return thereon and (iii) 75% of additional available cash flow. The 33 retail sites, are located in 13 states with concentrations in Ohio, California and New Jersey. These sites were acquired at an initial cost of approximately $54.5 million. It is expected that a majority of the 33 sites will be redeveloped and retenanted with a few sites being sold.

         At the date of acquisition, it was anticipated that the Company's ownership interest would be transferred to the "Retail Value Fund" ("Fund") with Prudential Real Estate Investors upon finalization of the joint venture documents which occurred on February 11, 1998. The Company contributed its ownership interest in the joint venture formed with Hendon Associates to the Fund, and in exchange for a 75% ownership interest in this joint venture, was reimbursed approximately $41.5 million from Prudential Real Estate Investors. The proceeds of $41.5 million were used to repay variable rate borrowings on the Company's revolving credit facilities.

         The Fund will invest in retail properties within the United States that
are in   need of substantial retenanting and market repositioning. This Fund may also make equity or debt investments in companies owning or managing retail properties as well as in third party development projects that provide significant growth opportunities. The retail property investments may include enclosed malls, neighborhood centers or other potential commercial redevelopment opportunities. The Company is expected to maintain an ownership interest of approximately 25% in the Fund. The Company will also own a majority of the stock of the general partner of the Fund. The general partner will own a 1% interest in the Fund and will receive an incentive participation equal to 33% of cash flow, after the limited partners receive a return of invested capital plus a cumulative return of 10% thereon. The Fund will have its own employees and the Company will assume retail management and operating responsibilities including leasing, redevelopment and accounting and will be paid fees in consideration of the foregoing services.

         In late December 1997, the Company acquired a 42.5% ownership interest in a 584,000 square foot shopping center located in Princeton, New Jersey at an initial cost of approximately $7.7 million. During the first half of 1998, the Company anticipates acquiring the balance of the ownership interest in the property through the issuance of approximately 11,850 Operating Partnership Units, which will be convertible to the Company's common shares, and the assumption of debt. Upon completion of the transaction, the Company's aggregate investment will be approximately $36.4 million, including assumption of debt of approximately $27.7 million. The Company also acquired a 45.1% ownership interest in an adjacent development site at an initial cost of approximately $9.9 million. Upon completion of construction, the Company anticipates acquiring the balance of the ownership interest in exchange for cash and Operating Partnership Units.

         Retail Environment

         During 1997, certain national and regional retailers experienced financial difficulties and several have filed for protection under bankruptcy laws. No significant bankruptcies have occurred during the period January 1 through March 16, 1998 with regard to the Company's portfolio of tenants.

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

         Employees

         As of March 16, 1998, the Company employed 198 full-time individuals, including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

         Qualification as a Real Estate Investment Trust

         The Company presently meets the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Item 2.           PROPERTIES

         At December 31, 1997 the Portfolio Properties included 123 shopping centers (13 of which are owned through joint ventures in which the Company and a party otherwise unaffiliated with the Company owns a 50% interest and one of which the Company owns a 35% interest), consisting of 106 community shopping centers and power centers, 12 enclosed mini-malls, and five neighborhood shopping centers. The Portfolio Properties also include five business centers containing office and light industrial, warehouse and research space and 70 undeveloped parcels (aggregating approximately 175 acres) primarily located adjacent to certain of the shopping centers. The shopping centers and business centers aggregate approximately 25.2 million square feet of Company-owned GLA (approximately 33.1 million square feet of total GLA) and are located in 30 states, principally in the East and Midwest, with significant concentrations in Ohio, Florida, South Carolina, North Carolina, Michigan and Minnesota.

         Neighborhood and community shopping centers and power centers make up the largest portion of the Company's portfolio, comprising 21.8 million (86.6%) square feet of Company-owned GLA. Enclosed mini-malls account for 2.9 million (11.6%) square feet of Company-owned GLA, and business center space consists of approximately 0.5 million (0.9%) square feet of Company-owned GLA. On December 31, 1997, the average annualized base rent per square foot of Company-owned GLA of the shopping centers, including those owned through joint ventures, was $8.49 and of the business centers was $4.04.

         The Company's shopping centers are designed to attract local area customers and are typically anchored by one or more discount department stores and often include a supermarket, drug store, junior department store and/or other major "category-killer" discount retailer as additional anchors. Substantially all of the shopping centers are anchored by a Wal-Mart, Kmart or Target, and the power centers are anchored by two or more national or regional tenants. The tenants of the shopping centers typically offer day-to-day necessities rather than high-priced luxury items. As one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers, many of which occupy space in the shopping centers.

         The following table sets forth, as of December 31, 1997, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the properties, including those owned though joint ventures:

                                    % of Shopping Center               % of Company-owned
                                    Base Rental Revenues               Shopping Center GLA
                                    --------------------               -------------------
         Wal-Mart                              7.2%                               11.4%
         Kmart                                 5.2                                9.7
         T. J. Maxx/Marshall's                 2.8                                2.6
         Homeplace                             2.6                                1.9
         Kohl's Dept. Store                    2.4                                2.6
         Barnes & Noble/B. Dalton              2.2                                1.1
         Lowes Home Centers                    2.1                                2.8
         Office Max                            1.9                                1.5
         Best Buy                              1.6                                1.0
         Fashion Bug                           1.3                                1.3
         Kroger                                1.2                                1.3
         JC Penny                              1.2                                2.5
         Publix Supermarkets                   1.1                                1.3
         General Cinema                        1.1                                0.3
         AMC Theaters                          1.0                                0.6

In addition, as of December 31, 1997 unless otherwise indicated, with respect to the 123 shopping centers:

         - 49 of these properties were developed by DDG and seven were developed by the Company;

         - 90 of these properties are anchored by Wal-Mart, Kmart or Target store;

         - these properties range in size from just under 100,000 square feet to approximately 900,000 square feet of GLA (with 32 properties exceeding 325,000 square feet of GLA);

         - approximately 58.1% of the Company-owned GLA of these properties is leased to national chains, including subsidiaries, with approximately 32.2% of the Company-owned GLA leased to regional chains and approximately 6.4% of the Company-owned GLA leased to local tenants;

         - approximately 96.1% of the aggregate Company-owned GLA of these properties was leased as of December 31, 1997. The Company has entered into additional leases with anchor tenants aggregating in excess of 158,000 square feet of vacant space, scheduled to commence in 1998, which brings the December 31, 1997 leased rate to 96.7% (and, with respect to the properties owned by the Company at December 31, for each of the five years beginning with 1993, between 94.8% and 97.1% of aggregate Company-owned GLA of these properties was leased);

         - Seven of the properties are currently being expanded by the Company, and the Company is pursuing the expansion of additional properties.

TENANT LEASE EXPITATIONS AND RENEWALS

The following table show tenant lease expirations for the next ten years at the Comany's shopping centers and business centers, including joint ventures, assuming that none of the tenants exercise any of their renewal options:

                                                                                         Percentage of    Percentage of
                                                                                         Total Leased      Total Base
                                                         Annualized       Average Base    Sq. Footage    Rental Revenues
                         No. of       Approximate         Base Rent    Rent Per Sq. Foot  Represented      Represented
Expiration               Leases      Lease Area in     Under Expiring   Under Expiring    by Expiring      By Expiring
   Year                 Expiring      Square Feet          Leases           Leases           Leases          Leases
----------              --------     -------------     --------------   ---------------- -------------   ---------------
1998......                257            926,994        $ 7,133,437        $    7.40         3.8%             3.5%
1999......                289            989,966        $ 9,230,495        $    9.32         4.1%             4.5%
2000......                242            817,474        $ 8,368,004        $   10.24         3.4%             4.1%
2001......                220            874,478        $ 8,863,940        $   10.14         3.6%             4.3%
2002......                192          1,344,136        $ 9,492,605        $    7.06         5.6%             4.6%
2003......                 77            906,135        $ 5,189,351        $    5.73         3.7%             2.5%
2004......                 57            635,993        $ 5,207,037        $    8.19         2.6%             2.5%
2005......                 65            964,253        $ 6,917,645        $    7.17         4.0%             3.4%
2006......                 46            564,647        $ 6,621,302        $   11.73         2.3%             3.2%
2007......                 49            596,702        $ 6,596,269        $   11.05         2.5%             3.2%
                        -----          ---------        -----------        ---------        ----             ----
                        1,494          8,620,778        $73,620,085        $    8.54        35.6%            36.0%

         The five business centers are located in Ohio and range in size from approximately 36,000 to 236,000 square feet of Company-owned GLA. The business centers contain office and light industrial, warehouse and research space. As of December 31, 1997, the business centers were 98.6% leased. All of the five business centers are triple net leased, four are leased to single tenants, and one is leased to multiple users. Pursuant to the triple net leases, the tenants are obligated to pay all maintenance and insurance expenses and real estate taxes, and all or substantially all operating expenses, relating to the applicable business centers. The leases for the business centers have terms which are scheduled to expire between October 1998 and November 2003. These leases generally have fixed or cost-of-living rental increases in their option, but not in their base terms. Accordingly, the rental payments under these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any new tenants for the Company's business centers can be obtained if not renewed.

         The Company's 70 undeveloped parcels primarily consist of outlots, retail pads and expansion pads which are primarily located adjacent to certain of the shopping centers. The Company is pursuing an active marketing program to lease or develop its undeveloped parcels.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
PROPERTY LIST DECEMBER 31, 1997
-------------------------------
                                                                        Interest
                                                                        (ground                                          Company
                                                                         lease                                            Gross
                                                                       termination/                             Land    Leaseable
                                                         Type of          option       Date Developed           Area      Area
Center/Property             Location                   Property (1)    termination)    or Acquired (2)         (Acres)   (sq.ft.)
---------------------       ----------------------     ------------    -----------    -----------------        ------    --------
Alabama
-------
Birmingham (Brk), AL        5291 Highway 280 South          PC             Fee        12/01/94, 12/29/94(a)     64.46    479,859
Birmingham (East), AL       7001 Crestwood Blvd.            PC             Fee        03/01/89, 11/15/95(a)     45.49    284,475
Huntsville, AL              6140-A University Drive         PC             Fee        12/28/95, 12/28/95(a)      5.29     41,000

Arizona
-------
Ahwatukee, AZ               4711 East Ray Road              PC                        07/10/96, 02/21/97(a)     59.28    491,689
Phoenix, AZ                 7553 West Bell Road             PC             Fee        10/01/95, 07/02/96(a)     24.12    346,680

Arkansas
--------
Fayetteville, AR                                            PC             Fee        04/01/97, 11/20/97(a)              139,277
North Little Rock, AR       4124 East McCain Blvd           PC             Fee        07/01/91, 03/21/94(a)     27.76    294,357
Russellville, AR            3093 East Main Street           PC             Fee        02/01/92, 04/18/94(a)     31.20    272,245

California
----------
San Diego, CA               11610 Carmel Mntn. Rd.          PC            Fee(6)      04/01/93, 11/17/95(a)     50.00    439,939

Colorado
--------
Alamosa, CO                 145 Craft Avenue                PC             Fee        01/01/86                  13.10     19,875
Denver, CO                  505 South Broadway              PC            Fee(6)      11/01/93, 11/17/95(a)     38.59    369,386
Denver, CO                  9555 E. County Line Road        PC             Fee        09/01/97, 10/01/97(a)     46.07    336,944
Trinidad, CO                Hwy 239 @ I25 Frontage          PC             Fee        05/01/86                  17.88     63,836

Connecticut
----------
Waterbury, CT               899 Wolcott Street              PC             GL1        11/01/73                  15.60    124,310

Florida
-------
Bayonet Point, FL           U.S. 19 & S.R. 52               PC             Fee        09/01/85                  58.67    203,760
Brandon, FL                 1602 Brandon Blvd               PC             GL2        06/01/72                  17.33    139,522
Cape Coral, FL              1420 Del Prado Blvd             NC             Fee        09/01/85                   9.61     73,240
Crystal River, FL           420 Sun Coast Hwy               PC             Fee        10/01/86                  21.18    146,954
Fern Park, FL               6735 U.S. #17-92                PC             Fee        10/01/70                   3.04     16,000
Jacksonville, FL            3000 Dunn Avenue                PC             Fee        12/01/88, 03/31/95(a)     30.82    219,073
Marianna, FL                2820 Highway 71                 PC             Fee        08/01/90                  17.34     63,894
Melbourne, FL               750-850 Apollo Blvd             PC             GL3        11/01/78                  15.52    121,913
Naples, FL                  5010 Airport Road North         PC            Fee(6)      03/01/94, 11/17/95(a)     30.60    266,438
Ocala, FL                   3711 Silver Sprgs, NE           PC             Fee        06/01/74                   2.23     19,280



                          Mortgage
                         Obligation                    Average
                           as of           Total       Base
                         December 31,    Annualized    Rent per      Percent
 Center/Property            1997        Base Rent(3)   sq.ft.(4)     Leased(6)  Anchor Tenants (Lease Expiration/Option Expiration)
 --------------------    -----------    ------------   ---------     --------   ---------------------------------------------------

 Alabama
 -------
 Birmingham (Brk), AL                   $3,788,250       $7.96         99.2%    Wal-Mart  (2004/2024), Winn-Dixie (2014/2044),
                                                                                Goody's (2004/2019), Stein Mart (2011/2021),
                                                                                OfficeMax (2011/2026)
 Birmingham (East), AL                   1,949,251        8.75         78.3%    Home Depot (not owned) Western Supermarkets
                                                                                (not owned), Office Depot (1999/2014), Goody's
                                                                                (2004/2019), Stein Mart (2003/2018), Cobb Theaters
                                                                                (2006/2016)
 Huntsville, AL                            459,850       11.22        100.0%    Wal-Mart (not owned)

 Arizona
 -------
 Ahwatukee, AZ                           6,351,820       13.07         98.9%    HomePlace (2012/2027), Smith's (2021/2046),
                                                                                Stein Mart (2011/2026)
 Phoenix, AZ                             3,637,795       10.49        100.0%    Lil' Things (2009/2024), Barnes & Noble(2011/2026)
                                                                                TJMaxx (2005/2020), Circuit City (2016/2036),
                                                                                Oshman's (2017/2037), Linens 'N Things(2011/2026),
                                                                                Fry's (not owned)
 Arkansas
 --------
 Fayetteville, AR                        1,304,437        9.37        100.0%    T.J. Maxx (2005/2020) Service Merchandise
                                                                                (2016/2031)
 North Little Rock, AR                   1,755,364        6.55         91.1%    Kmart (2016/2066), Wards (2014/2034), TJMaxx
                                                                                (2001/2011), Cinemark (2011/2031)
 Russellville, AR                        1,659,354        6.15         99.1%    Wal-Mart (2011/2041), JCPenney (2012/2032),
                                                                                Beall-Ladymon (2007/2022)
 California
 ----------
 San Diego, CA                           6,018,390       13.68        100.0%    Mervyn's (not owned), Kmart (2018/2048), Pacific
                                                                                Theaters (2013/2023), Sportmart (2008/2023),
                                                                                Circuit City (2009/2024), Marshall's (2009/2029),
                                                                                Ross Dress for Less (2004/2019), Michael's
                                                                                (2004/2014), Barnes & Noble (2003/2013),
                                                                                Blockbuster Music (1999/2014)
 Colorado
 --------
 Alamosa, CO                               155,158        7.81        100.0%    Wal-Mart (not owned)
 Denver, CO                              3,559,127        9.64        100.0%    Kmart (2019/2069), Albertson's (2019/2049),
                                                                                Sam's (2018/2058), Office Max (2010/2035),
                                                                                Pep Boys (2014/2035)
 Denver, CO                              4,394,117       13.04        100.0%    Border's (2017/2027), Golfsmith (2007/2022),
                                                                                HomePlace (2017/2037), Ross Dress For Less
                                                                                (2008/2028), Toys R Us (2011/2046), Soundtrack
                                                                                (2017/2028), Office Max (2013/2033), Michael's
                                                                                (2007/2027)
 Trinidad, CO                              250,088        4.29         91.3%    Wal-Mart (not owned), Super Save (1998)
 Connecticut
 Waterbury, CT                             416,900        3.35        100.0%    Kmart (1998/2048), Grand Union (1999/2024)

 Florida
 -------
 Bayonet Point, FL          5,327,208    1,071,535        5.67         92.7%    Publix (2005/2025), Beall's (2002/2017),
                                                                                TJMaxx (2010/2030)*, Eckerd (2005/2025), Kmart
                                                                                (1997/2047)
 Brandon, FL                               298,308        2.64         81.1%    Kmart (1997/2047)
 Cape Coral, FL                            460,256        6.76         93.0%    TJMaxx (2007/2017), Office Max (2012/2027)
 Crystal River, FL                         423,851        3.21         89.7%    Beall's (2001/2016), Scotty's (2008/2038)
 Fern Park, FL                              80,363        7.18         70.0%    Kmart (not owned)
 Jacksonville, FL           7,904,705    1,357,080        6.42         96.5%    Wal-Mart (not owned), J.C.Penney (2002/2022),
                                                                                Winn Dixie (2009/2034), Walgreen's (2029/2029)
 Marianna, FL                              434,515        7.18         94.7%    Wal-Mart (not owned), Beall's (2005/2020), Eckerd
                                                                                (2010/2030)
 Melbourne, FL                             366,168        3.14         95.7%    Kmart (2003/2048), Beall's (1997/2007)
 Naples, FL                              2,797,044       10.55         99.5%    Winn Dixie (2014/2038), TJMaxx (2009/2024),
                                                                                Service Merchandise (2015/2035), Ross Dress For
                                                                                Less (2005/2025), Circuit City (2015/2035),
                                                                                Office Max(2010/2025)
 Ocala, FL                                  54,060        4.07         68.9%    Kmart (not owned), Eckerd (1998/2018)

DEVELOPERS DIVERSIFIED REALTY CORPORATION
PROPERTY LIST DECEMBER 31, 1997
-------------------------------
                                                                        Interest
                                                                        (ground                                          Company
                                                                         lease                                            Gross
                                                                       termination/                             Land    Leaseable
                                                         Type of          option       Date Developed           Area      Area
Center/Property             Location                   Property (1)    termination)    or Acquired (2)         (Acres)   (sq.ft.)
---------------------       ----------------------     ------------    -----------    -----------------        ------    --------
Orlando, FL                 5250 W.Colonial Dr              PC             Fee        08/01/89                  30.57    177,215
Ormond Beach, FL            1458 West Granada Blvd          PC             Fee        07/01/93, 05/02/94(a)     32.09    234,045
Palm Harbor, FL             300 East Lake Road              PC             Fee        05/01/90, 05/12/95(a)      5.80     52,395
Pensacola, FL               8934 Pensacola Blvd             PC             Fee        12/01/88                  21.00     75,736
Spring Hill, FL             13050 Cortez Blvd               PC             Fee        09/01/88                  21.60    196,073
Tampa (NPt), FL             15233 No.Dale Mabry             PC             Fee        12/01/90                  23.70    104,473
Tampa (T'nC), FL            7039 West Waters Ave            PC             Fee        07/01/90                  30.61    134,166
Tarpon Springs, FL          41232 U.S. 19, North            PC             Fee        11/01/74                  23.30    192,964
West Pasco, FL              7201 County Rd 54               PC             Fee        09/01/86                  24.40    135,421

Georgia
-------
Atlanta, GA                 1155 Mt. Vernon Highway         PC            Fee(6)      11/01/95, 11/17/95(a)     30.67    288,045
Duluth, GA                  1630 Pleasant Hill Road         PC             Fee        04/01/90, 02/24/94(a)      8.70     99,025
Marietta, GA                2609 Bells Ferry Road           PC            Fee(6)      08/01/95, 11/17/95(a)     48.28    319,908
Stone Mountain, GA          5615 Memorial Drive             PC             Fee        11/01/73                  16.60    143,860

Illinois
--------
Harrisburg, IL              701 North Commercial            PC             Fee        01/01/91, 02/17/94(a)     24.46    168,424
Mount Vernon, IL            42nd and Broadway               MM             Fee        08/01/74, 08/13/93(a)     39.25    265,717
Schaumburg, IL              1430 East Golf Road             PC             Fee        11/01/93, 11/17/95(a)     62.80    501,092

Indiana
-------
Bedford, IN                 1320 James Avenue               PC             Fee        07/01/93, 10/21/93(a)     20.56    223,135
Connersville, IN            2100 Park Road                  PC             Fee        01/01/91, 12/10/93(a)     21.99    141,791
Highland, IN                Highway 41 & Main Street        PC             Fee        11/01/95, 07/02/96(a)     16.08    294,115

Iowa
----
Ottumwa, IA                 1110 Quincy Avenue              MM             Fee        04/01/90                  34.00    161,060

Kentucky
--------
Hazard, KY                  Kentucky Highway 80             PC             Fee        08/01/78                  11.74    111,492

Maine
-----
Brunswick, ME               172 Bath Road                   PC            Fee(6)      05/01/65, 07/15/97(a)     28.46    290,784

Massachusetts
------------
Framingham, MA              1 Worcester Road                PC            Fee(6)      08/01/94, 11/17/95(a)    177.00    768,046

Michigan
--------
Bad Axe, MI                 850 No.Van Dyke Rd              PC             Fee        01/01/91, 08/12/93(a)     18.58     63,415
Cheboygan, MI               1109 East State                 PC             Fee        01/01/88, 12/14/93(a)     16.75     95,094


                          Mortgage
                         Obligation                    Average
                           as of           Total       Base
                         December 31,    Annualized    Rent per      Percent
 Center/Property            1997        Base Rent(3)   sq.ft.(4)     Leased(6)  Anchor Tenants (Lease Expiration/Option Expiration)
 --------------------    -----------    ------------   ---------     --------   ---------------------------------------------------
 Orlando, FL                             1,412,407        8.12         98.2%    Wal-Mart (not owned), Publix (2009/2019),
                                                                                Walgreens (2029/2029)
 Ormond Beach, FL                        1,776,321        7.74         98.0%    Kmart (2018/2064), Publix (2013/2033), Bealls
                                                                                (2004/2024)
 Palm Harbor, FL                           729,966       14.62         95.3%    Target (not owned), Albertson's (not owned),
                                                                                Eckerd (2010/2025)
 Pensacola, FL                             336,311        8.08         54.9%    Wal-Mart (not owned), City Drug (1998/2003)
 Spring Hill, FL            6,134,476    1,279,419        6.78         96.2%    Wal-Mart (not owned), Publix (2008/2028), Walgreens
                                                                                (2028/2028), Beall's (2006/2046)
 Tampa (NPt), FL                         1,157,564       11.08        100.0%    Wal-Mart (not owned), Publix (2010/2030)
 Tampa (T'nC), FL                        1,046,996        8.34         93.6%    Wal-Mart (not owned), Beall's (2005/2029),
                                                                                Kash N Karry (2010/2040)
 Tarpon Springs, FL                        787,385        4.92         83.0%    Kmart (1999/2049)
 West Pasco, FL             4,783,894    1,017,079        7.79         96.4%    Wal-Mart (not owned), Publix (2006/2026),
                                                                                Bealls (2001/2016), Walgreens (2026/2026)
 Georgia
 -------
 Atlanta, GA                             4,163,570       14.63         98.8%    SteinMart (2010/2025), HomePlace (2011/2026), United
                                                                                Artists (2015/2035)
 Duluth, GA                              1,202,177       12.48         97.3%    Wal-Mart (not owned), Office Depot (2000/2020),
                                                                                Ethan Allen (2000/2010)
 Marietta, GA                            3,505,751       11.19         97.9%    Publix (2015/2035), HomePlace (2011/2026), PetsMart
                                                                                (2011/2021), Barnes & Noble (2011/2026)
 Stone Mountain, GA                        445,278        3.15         98.4%    Kmart (1998/2048)

 Illinois
 --------
 Harrisburg, IL                            890,733        5.52         95.9%    Wal-Mart (2011/2041), Roundy's Grocery (2011/2031)
 Mount Vernon, IL                        1,221,671        4.88         94.2%    Wal-Mart (2008/2028),J.C.Penney (1997/2022),
                                                                                Martin's(1999/2014), Stage (1999/2014)
 Schaumburg, IL                          7,225,919       14.49         99.5%    Builder's Square (2019/2049), Service Merchandise
                                                                                (2014/2049), OfficeMax (2010/2020), Sports Authority
                                                                                (2013/2033), Marshall's (2009/2024), Nordstrom Rack
                                                                                (2009/2024), Border's Books (2009/2029), Circuit
                                                                                City (2010/2025), Off 5th Saks Fifth Avenue
                                                                                (2011/2026)
 Indiana
 -------
 Bedford, IN                             1,280,755        5.81         98.7%    Kmart (2018/2068), J.C.Penney (2008/2028), Goody's
                                                                                (2003/2018), Buehler's (2010/2025)
 Connersville, IN                          806,151        5.69        100.0%    Wal-Mart (2011/2041), Cox Supermarket (2011/2026)
 Highland, IN                            2,688,252        9.76         93.6%    Marshall's (2011/2021), Circuit City (2016/2036),
                                                                                Kohl's (2016/2036), OfficeMax (2012/2032), Jewel
                                                                                (not owned), Target (not owned)

 Iowa
 ----
 Ottumwa, IA                             1,110,173        7.13         96.6%    Wal-Mart (not owned), J.C. Penney (2005/2035),
                                                                                Herberger (2004/2019)

 Kentucky
 --------
 Hazard, KY                                414,959        3.72        100.0%    Kmart (2003/2053)*, A&P (1998/2038)

 Maine
 -----
 Brunswick, ME                           1,933,341        6.67         99.7%    Hoyt's Cinemas (2010/2025), TJMaxx (2004/2019),
                                                                                Sears (2002/2027)

 Massachusets
 ------------
 Framingham, MA                         12,008,557       15.86         98.6%    General Cinema (2014/2034), TJMaxx (2010/2020),
                                                                                Sears Homelife (2004/2024), Marshall's (2011/2026),
                                                                                Bob's (2011/2026), Linens 'N Things (2011/2026)
                                                                                Sports Authority (2015/2035), Barnes & Noble
                                                                                (2011/2026), Ofice Max (2011/2026), Toys R Us
                                                                                (2020/2070), Kids R Us (2020/2070), Bradlee's
                                                                                (2005/2020)
 Michigan
 --------
 Bad Axe, MI                               524,530        8.27        100.0%    Wal-Mart (not owned), Farmer Jack's (2012/2037)
 Cheboygan, MI                             397,950        4.60         91.1%    Kmart (2005/2055), Carters Food Center (1999/2024)


DEVELOPERS DIVERSIFIED REALTY CORPORATION
PROPERTY LIST DECEMBER 31, 1997
-------------------------------
                                                                        Interest
                                                                        (ground                                          Company
                                                                         lease                                            Gross
                                                                       termination/                             Land    Leaseable
                                                         Type of          option       Date Developed           Area      Area
Center/Property             Location                   Property (1)    termination)    or Acquired (2)         (Acres)   (sq.ft.)
---------------------       ----------------------     ------------    -----------    -----------------        ------    --------
Gaylord, MI                 1401 West Main Street           PC             Fee        02/01/91, 08/12/93(a)     19.49    190,482
Houghton, MI                Highway M26                     MM             Fee        12/01/81                  21.48    234,338
Howell, MI                  3599 East Grand River           PC             Fee        11/01/91, 09/23/93(a)     26.52    215,137
Mt Pleasant, MI             4208 E.Blue Grass Rd            PC             Fee        07/01/90, 09/24/93(a)     51.13    248,963
Sault Ste Marie, MI         4516 I-75 Business Spur         PC             Fee        08/01/93, 09/02/94(a)     40.08    262,267
Walker, MI                  3390-B Alpine Ave., N.W.        PC             Fee        09/01/89, 12/29/95(a)     16.40    133,981

Minnesota
---------
Bemidji, MN                 1201 Paul Bunyan Dr             MM             Fee        11/01/77                  31.55    295,611
Brainerd, MN                1200 Hwy 210 West               MM             Fee        08/01/85                  17.19    256,722
Eagan, MN                   I299 Promenade Place            PC             Fee        04/01/97, 07/01/97(a)     45.70    243,282
Hutchinson, MN              1060 S.R. 15                    MM             Fee        12/01/81                  36.88    121,001
Maple Grove, MN             Weaver Lake Road & I-94         PC             Fee        10/01/95, 07/02/96(a)     25.61    250,436
St. Paul, MN                1450 University Avenue          PC             Fee        10/01/95, 07/11/97(a)     20.27    313,781
Worthington, MN             1635 Oxford Street              MM             Fee        11/01/77                  38.02    185,658

Mississippi
-----------
Starkville, MS              882 Highway 12 West             PC             Fee        08/01/90, 11/16/94(a)     28.81    234,652
Tupelo, MS                  3850 North Gloster              PC             Fee        08/01/92, 12/15/94(a)     41.91    348,236

Missouri
--------
Fenton, MO                  Gravois Rd-Hwy 141              NC             Fee        07/01/70                  11.07     93,548
Independence, MO            900 East 39th Street            PC            Fee(6)      09/01/95, 11/17/95(a)     46.95    365,062

New Jersey
----------
Princeton, NJ               Route 1 and Quaker Bridge Road  PC             Fee        06/06/95, 12/30/97(a)              202,104

New Mexico
----------
Los Alamos, NM              800 Trinity Drive               NC             Fee        07/01/78                   8.72     98,050

North Carolina
--------------
Ahoskie, NC                 1400 East Memorial Drive        PC             Fee        12/01/92, 02/25/94(a)     26.95    187,257
Durham (Oxf), NC            3500 Oxford Road                PC             Fee        12/01/90                  41.70    206,827
Durham (NHp), NC            5428-B New Hope Commons         PC            Fee(6)      07/01/95, 11/17/95(a)     39.53    408,292
Jacksonville, NC            US Hwy 17-Western Ave           PC             Fee        08/01/89                  27.51     79,200
New Bern, NC                3003 Claredon Blvd              PC             Fee        05/01/89                  28.18    238,388
Washington, NC              536 Pamlico Plaza               NC             Fee        11/01/90                  22.17     85,000
Waynesville, NC             201 Paragon Parkway             PC             Fee        06/01/90, 04/28/93(a)     28.40    181,894
Wilmington, NC              S.College-New Centre Dr         PC             Fee        09/01/89                  57.78    442,583


                          Mortgage
                         Obligation                    Average
                           as of           Total       Base
                         December 31,    Annualized    Rent per      Percent
 Center/Property            1997        Base Rent(3)   sq.ft.(4)     Leased(6)  Anchor Tenants (Lease Expiration/Option Expiration)
 --------------------    -----------    ------------   ---------     --------   ---------------------------------------------------
 Gaylord, MI                             1,095,147        5.82         98.7%    Wal-Mart (2010/2040), Buy-Low (2011/2031)
 Houghton, MI               2,798,376    1,033,054        4.74         93.1%    Kmart (2005/2055), J.C. Penney (2000/2020)
 Howell, MI                 7,462,728    1,294,826        6.10         98.7%    Wal-Mart (2011/2041), Kroger (2012/2042)
 Mt Pleasant, MI                         1,485,846        5.97        100.0%    Wal-Mart (2009/2039), Kroger (2011/2041), Odd Lots
                                                                                (1998/2008)
 Sault Ste Marie, MI        7,519,794    1,585,229        6.41         94.3%    Wal-Mart (2012/2042), J.C. Penney (2008/2033),
                                                                                Glen's Supermarket (2013/2033)
 Walker, MI                              1,325,120        9.89        100.0%    Circuit City (not owned), Target (not owned),
                                                                                Toys R Us (not owned), TJMaxx (2005/2020), Office
                                                                                Depot (2005/2019)

 Minnesota
 ---------
 Bemidji, MN                             1,156,005        4.26         91.8%    Kmart (2002/2052), J.C. Penney (1998/2018),
                                                                                Herberger's (2005/2030)
 Brainerd, MN                 935,000    1,631,482        6.91         92.0%    Kmart (2004/2054), Herberger's (2008/2023)
 Eagan, MN                               2,834,289       11.65        100.0%    HomePlace (2017/2037), Office Max (2013/2033),
                                                                                TJMaxx (2007/2022), Byerly's (2016/2046)
 Hutchinson, MN             5,134,849      769,702        7.00         90.8%    Kmart (not owned), J.C. Penney (2001/2021)
 Maple Grove, MN                         2,437,102        9.73        100.0%    Kohl's (2016/2036), Barnes & Noble (2011/2026),
                                                                                Holiday Sports (2011/2027), HomePlace (2016/2036),
                                                                                Cub Foods (not owned)
 St. Paul, MN                            2,474,380        7.89        100.0%    Kmart (2022/2057), Cub Foods (2015/2045), PetsMart
                                                                                (2011/2036),Mervyn's (2016/2046)
 Worthington, MN                         1,057,405        5.86         97.2%    Kmart (2001/2051), J.C. Penney (2007/2032), Sterling
                                                                                (2001/2021), Hy-Vee (2011/2031)

 Mississippi
 -----------
 Starkville, MS             2,417,963    1,217,711        5.36         96.7%    Wal-Mart  (2015/2045), J.C. Penney (2010/2040),
                                                                                Kroger (2012/2042)
 Tupelo, MS                              1,874,722        5.42         99.3%    Wal-Mart  (2012/2042), Sam's (2012/2042), Goody's
                                                                                (2002/2017)

 Missouri
 --------
 Fenton, MO                                754,923        8.76         92.1%
 Independence, MO                        3,669,243       10.24         98.1%    Kohl's (2016/2036), Bed Bath & Beyond (2012/2027),
                                                                                Marshall's (2012/2027), Rhodes Furniture
                                                                                (2016/2026), Barnes & Noble (2011/2026), American
                                                                                Multi-Cinema (2015/2034)

 New Jersey
 ----------
 Princeton, NJ                           3,618,551       17.90        100.0%    Wal-Mart (not owned), Sam's (not owned), Home Depot
                                                                                (not owned), Border's Books and Music (2011/2026),
                                                                                Best Buy (2012/2027), Linens N Things (2011/2026),
                                                                                PetsMart (2011/2026)

 New Mexico
 ----------
 Los Alamos, NM                            412,557        6.28         67.0%    Furrs(1997/1997), Furrs Pharmacy (1998/2013),
                                                                                TG&Y(2018/2033)

 North Carolina
 --------------
 Ahoskie, NC                               924,444        5.01         98.5%    Wal-Mart (2013/2043), Belk (2008/2033), Food Lion
                                                                                (2012/2032)
 Durham (Oxf), NC                        1,099,547        6.59         80.7%    Wal-Mart (not owned), Food Lion (2010/2030), Lowes
                                                                                (2011/2031)
 Durham (NHp), NC                        4,530,910       11.10        100.0%    Wal-Mart (2015/2035), Upton's (not owned), Michael's
                                                                                (2005/2020), Marshall's (2011/2026), Linens 'N
                                                                                Things (2011/2026), Best Buy (2011/2026), OfficeMax
                                                                                (2010/2025), Barnes & Noble (2010/2025)
 Jacksonville, NC           2,664,141      550,995        6.96        100.0%    Wal-Mart (not owned), Wilson's (2009/2024)
 New Bern, NC               5,392,642    1,399,143        6.08         96.6%    Wal-Mart (2009/2034)
 Washington, NC                            391,019        4.65         98.8%    Wal-Mart (2009/2034)
 Waynesville, NC                         1,101,277        6.05        100.0%    Wal-Mart (2011/2041), Food Lion (2011/2031)
 Wilmington, NC            10,075,323    3,086,032        7.00         99.6%    Wal-Mart (2009/2034), Sam's (not owned), Lowes
                                                                                (2009/2029), Hamrick's (2002/2007), Goody's
                                                                                (2005/2015)

DEVELOPERS DIVERSIFIED REALTY CORPORATION
PROPERTY LIST DECEMBER 31, 1997
                                                                        Interest
                                                                        (ground                                          Company
                                                                         lease                                            Gross
                                                                       termination/         Date                Land    Leaseable
                                                         Type of          option         Developed or           Area      Area
Center/Property             Location                   Property (1)    termination)      Acquired (2)          (Acres)   (sq.ft.)
---------------------       ----------------------     ------------    -----------    -----------------        ------    --------
North Dakota
------------
Dickinson, ND               1681 Third Avenue               MM             Fee        05/01/78                  27.10    267,506

Ohio
----
Ashland, OH                 U.S. Route 42                   PC             Fee        11/01/77                   6.26    110,656
Aurora (Barrgtn), OH        70-130 Barrington Town Square
                            Drive                           NC                        04/01/96                           37,876
Aurora, OH                  180 Lena Drive                  BC             Fee        09/01/88                  20.00    236,225
Boardman, OH                I-680 & US-224                  PC             Fee        02/01/97                  57.04    385,355
Canton, OH                  5496 Dressler Road              PC             Fee(6)     10/01/95                  20.00    229,920
Canton (II), OH             Dressler Road                   PC             Fee        10/01/97                           180,582
Chillicothe, OH             867 North Bridge Street         PC             Fee        09/01/74                  16.70    236,105
Cincinnati, OH              5100 Glencrossing Way           PC             Fee        11/01/90                  24.47    231,224
                                                                                      05/26/93 (a)
Clev.W.65th, OH             3250 West 65th Street           PC             Fee        10/01/77                   4.18     49,420
Eastlake, OH                33752 Vine Street               PC             Fee        09/01/71                   0.99      4,000
Elyria, OH                  825 Cleveland                   PC             Fee        09/01/77                  16.30    150,200
Highland Hts., OH           6235 Wilson Mills Rd            PC             Fee        11/01/95                  11.63    247,146
Hillsboro, OH               1100 North High St              PC             Fee        03/01/79                  11.02     58,583
Huber Hts., OH              8280 Old Troy Pike              PC             Fee        06/01/90                  17.39    163,741
                                                                                      08/12/93 (a)
Lebanon, OH                 1879 Deerfield Road             PC             Fee        01/01/90 (a)              14.40     26,500
                                                                                      08/12/93 (a)
Macedonia, OH               8210 Macedonia Commons          PC             Fee(6)     05/01/94                  19.94    234,789
                                                                                      07/05/94 (a)
Mentor, OH                  Pine Needle                     BC             Fee        11/01/87                   3.10     40,200
N.Olmsted, OH               5140-25877 Great Northern Blvd. PC                        06/01/58                  43.14    619,327
                                                                                      02/21/97 (a)
Solon, OH                   6211 S.O.M. Center Rd           PC             Fee        05/01/78                   0.64      2,560
Stow, OH                    Kent Road                       PC             Fee        08/01/97                           170,222
Stow (Kmart), OH            4332 Kent Road                  PC             Fee        07/01/69                  20.14    116,806
Streetsboro, OH             3000 Crane Drive                BC             Fee        03/01/89                   5.00     66,200
Tiffin, OH                  870 West Market St              MM             Fee        09/01/80                  27.62    230,278
Toledo, OH                  5245 Airport Highway            PC             Fee        10/01/93                  22.87    187,674
                                                                                      02/24/95 (a)
Twinsburg (Her), OH         9177 Dutton Drive               BC             Fee        11/01/89                   3.90     35,555
Twinsburg (VSA), OH         9300 Dutton Drive               BC             Fee        11/01/89                   6.80     85,800
Westlake, OH                30100 Detroit Road              PC             Fee        10/01/74                  12.71    162,420
Wilmington, OH              1025 S. South Street            PC             Fee        11/01/77                   7.38     55,130
Xenia, OH                   1700 West Park Square           PC             Fee        11/01/94                   7.38    104,873
Zanesville, OH              3431 North Maple Ave            PC             Fee        04/01/90                   3.28     13,283

Oregon
------
Portland, OR                NW Evergreen Pkwy.& NW
                            Ring Road                       PC             Fee        11/01/95                  18.29    151,970
                                                                                      08/22/96 (a)
Pennsylvania
------------
Erie, PA                    2301 West 38th Street           PC             GL8        08/01/73                  13.27     95,000


                          Mortgage
                         Obligation                    Average
                           as of           Total       Base
                         December 31,    Annualized    Rent per      Percent
 Center / Property          1997        Base Rent(3)   sq.ft.(4)     Leased(6)  Anchor Tenants (Lease Expiration/Option Expiration)
 --------------------    -----------    ------------   ---------     --------   ---------------------------------------------------
 North Dakota
 ------------
 Dickinson, ND                           1,066,298        4.17         95.6%    Kmart (2003/2053), J.C. Penney (1998/2018),
                                                                                Herberger (2000/2020), Thrifty Drug (2001/2001)
 Ohio
 ----
 Ashland, OH                               233,382        2.11        100.0%    Kmart (2002/2052), N.J. Supermarkets  (1997/2022)
 Aurora (Barrgtn), OH                      555,330       16.21         90.4%    Heinens (not owned)
 Aurora, OH                                744,109        3.15        100.0%    Hardline Services (2003/2013)
 Boardman, OH                            3,116,352        8.09        100.0%    Lowe's (2016/2046), Staples (2012/2032), Dick's
                                                                                Clothing & Sporting Goods (2012/2027), Wal-Mart
                                                                                (2017/2047), PetsMart (2013/2038)
 Canton, OH                              2,519,104       11.10         98.7%    Kohl's (2016/2046), Target (not owned), Media Play
                                                                                (2011/2026), Dick's Clothing & Sporting Goods
                                                                                (2010/2025)
 Canton (II), OH                         1,816,097       10.06        100.0%    Service Merchandise, Homeplace, Jo-Ann ETC.
 Chillicothe, OH                         1,808,382        7.66        100.0%    Lowes, (2015/2035), Kroger (2001/2031), Super X
                                                                                (2001/2031)
 Cincinnati, OH                          2,208,518        9.56         99.9%    Thriftway (2009/2029), Service Merchandise
                                                                                (2006/2031)
 Clev.W.65th, OH                           229,630        4.91         94.6%    Kmart (not owned), A&P (1997/2027), Revco
                                                                                (1997/2007)
 Eastlake, OH                               68,400       17.10        100.0%    Kmart (not owned),
 Elyria, OH                                761,970        5.07        100.0%    Hill's (2003/2028), Finast (2010/2045)
 Highland Hts., OH                       2,563,263       10.37        100.0%    Builders Square (2020/2070), Kohl's (2007/2047),
                                                                                Dick's Clothing and Sporting Goods (2016/2036)
 Hillsboro, OH                             254,872        4.35        100.0%    Kmart (2004/2054) *, Rite Aid (1999/2004),
                                                                                Bob & Carls (not owned)
 Huber Hts., OH                          1,568,028        9.58        100.0%    Wal-Mart (not owned), Cub Foods (2011/2031), Sears
                                                                                (2002/2012)
 Lebanon, OH                               227,200        8.57        100.0%    Wal-Mart (not owned), PK Lumber (not owned)
 Macedonia, OH                           2,230,843        9.50        100.0%    Wal-Mart (not owned), Finast (2018/2049), Kohl's
                                                                                (2016/2041)
 Mentor, OH                                227,130        5.65        100.0%    Steris Corp  (1999/2004)
 N.Olmsted, OH                           4,770,220        8.85         87.0%    Regal Cinemas (2001/2001), Marc's (2002/2007),
                                                                                CompUSA (2008/2023), Finast (not owned)
 Solon, OH                                  64,792       25.31        100.0%    Kmart (not owned)
 Stow, OH                                1,344,954        7.83        100.9%    Target (NO), Giant Eagle, Stein Mart, OfficeMax
 Stow (Kmart), OH                          189,344        1.62        100.0%    Kmart (1996/2006)
 Streetsboro, OH                           297,366        4.49        100.0%    Alumax Alum (1997/2006)
 Tiffin, OH                                816,272        3.68         96.3%    Kmart (2005/2055), J.C. Penney (2000/2010),
                                                                                Heileg-Myers (2004/2014)
 Toledo, OH                              1,438,062        7.66        100.0%    Best Buy (2009/2024),Office Depot (2009/2024),
                                                                                Michaels (2004/2014) Sears (2002/2012)
 Twinsburg (Her), OH                       202,230        6.94         81.9%
 Twinsburg (VSA), OH                       377,424        4.40        100.0%    VSA (1998)
 Westlake, OH                              937,483        6.04         95.5%    Kmart (1999/2049), Marc's (2004/2019)
 Wilmington, OH                            181,854        3.99         82.6%    Kmart (not owned), Super Valu (1998/2018)
 Xenia, OH                                 790,484        7.54        100.0%    Wal-Mart (not owned), Kroger (2019/2049)
 Zanesville, OH                            129,847        9.78        100.0%    Kmart (not owned)

 Oregon
 ------
 Portland, OR                            2,255,273       14.84        100.0%    Office Depot (2010/2025), Haggan Supermarket
                                                                                (2021/2046), Mervyn's (not owned), Target
                                                                                (not owned)
 Pennsylvania
 ------------
 Erie, PA                                  209,655        2.37         93.3%    Hill's (1998/2023)


DEVELOPERS DIVERSIFIED REALTY CORPORATION
PROPERTY LIST DECEMBER 31, 1997
                                                                        Interest
                                                                        (ground                                          Company
                                                                         lease                                            Gross
                                                                       termination/                             Land    Leaseable
                                                         Type of          option        Date Developed          Area      Area
Center/Property             Location                   Property (1)    termination)    or Acquired (2)         (Acres)   (sq.ft.)
---------------------       ----------------------     ------------    -----------    -----------------        ------    --------
Erie, PA                    1902 Keystone Drive             PC             Fee        07/31/95                  65.69    483,305
East Norriton, PA           2700 DeKalb Pike                PC             Fee        11/01/75                  24.22    174,109

South Carolina
--------------
Anderson, SC                406 Highway 28 By-Pass          PC             Fee        06/01/90, 03/08/94(a)     20.90    163,809
Anderson, SC                3812 Liberty Highway            PC             Fee        10/01/93, 03/22/95(a)      2.13     14,250
Camden, SC                  1671 Springdale Drive           PC             Fee        03/01/90, 06/24/93(a)     22.97    166,197
Columbia, SC                5420 Forest Drive               PC             Fee        08/01/95, 11/13/95(a)      7.04     46,700
Mt.Pleasant, SC             1500 Highway 17 North           PC             Fee        03/01/92, 03/30/95(a)     22.70    205,032
No Charleston, SC           7400 Rivers Avenue              PC             Fee        08/01/89, 11/07/93(a)     28.10    251,007
Orangeburg, SC              2795 North Road                 PC             Fee        07/01/94, 03/22/95(a)      2.65     22,200
Simpsonville, SC            621 Fairview Road               PC             Fee        10/01/90, 01/03/94(a)     17.23    142,133
Union, SC                   Highway 176 By-Pass #1          PC             Fee        06/01/90, 06/24/93(a)     45.65    184,331

South Dakota
------------
Watertown, SD               1300 9th Avenue, S.E.           MM             Fee        11/01/77                  29.30    285,495

Texas
-----
Ft. Worth, TX               SWC Eastchase Pkwy. and I-30    PC             Fee        12/01/95, 07/02/96(a)     17.00    205,027
San Antonio, TX             125 NE Loop 410                 PC            Fee(6)      12/30/96, 01/23/97(a)     26.45    286,394

Vermont
-------
Berlin, VT                  Route 4                         MM             Fee        09/01/86                  50.25    174,646

Virginia
--------
Fairfax, VA                 12210 Fairfax Towne Center      PC            Fee(6)      10/01/94, 11/17/95(a)     22.79    253,941
Martinsville, VA            240 Commonwealth Blvd           MM            Fee(6)      07/01/89                  43.73    435,401
Pulaski, VA                 1000 Memorial Dr                PC             Fee        09/01/90, 04/28/93(a)     21.93    143,299
Winchester, VA              2190 So Pleasant Valley         PC             Fee        01/01/90, 12/10/93(a)     26.42    230,940
---------------------       ----------------------     ------------    -----------    -----------------        ------ ----------
                                                                                                                      25,189,531


                          Mortgage
                         Obligation                    Average
                           as of           Total       Base
                         December 31,    Annualized    Rent per      Percent
 Center / Property          1997        Base Rent(3)   sq.ft.(4)     Leased(6)  Anchor Tenants (Lease Expiration/Option Expiration)
 --------------------    -----------    ------------   ---------     --------   ---------------------------------------------------
 Erie, PA                                  3,936,534      8.15        100.0%    Wal-Mart (2015/2045), Lowe's (2015/2045), Media Play
                                                                                (2010/2025), Kohl's (2016/2046)
 East Norriton, PA                         1,115,547      6.41        100.0%    Kmart (2000/2050), Acme (2002/2027), Thrift Drug
                                                                                (2002/2022)

 South Carolina
 --------------
 Anderson, SC                                858,356      5.58         93.8%    Wal-Mart (2010/2040), Ingles (2011/2066)
 Anderson, SC                                143,316     10.06        100.0%    Wal-Mart (not owned), Sam's (not owned)
 Camden, SC                                  988,097      5.95        100.0%    Wal-Mart (2009/2039), Winn-Dixie (2011/2036),
                                                                                Goody's (2001/2016)
 Columbia, SC                                487,750     10.44        100.0%    Wal-Mart (not owned)
 Mt.Pleasant, SC            6,889,913      1,478,295      7.28         99.1%    Wal-Mart (not owned), Lowe's (2012/2032), Piggly
                                                                                Wiggly (2012/2022), TJMaxx (2002/2012)
 No Charleston, SC                         1,792,159      7.38         96.8%    Wal-Mart (2009/2039), Office Warehouse (2002/2012),
                                                                                Service Merchandise (not owned)
 Orangeburg, SC                              227,175     10.23        100.0%    Wal-Mart (not owned)
 Simpsonville, SC                            837,111      5.89        100.0%    Kmart (2015/2065), Ingles (2011/2065)
 Union, SC                                 1,006,394      5.46        100.0%    Wal-Mart (2009/2039), Belk's (2010/2030), Winn-Dixie
                                                                                (2010/2035)

 South Dakota
 ------------
 Watertown, SD                             1,376,125      4.96         97.2%    Kmart (2002/2052), J.C. Penney (1998/2018),
                                                                                Herberger's (1999/2019), Osco (1998/2003)
 Texas
 -----
 Ft. Worth, TX                             2,280,923     11.12        100.0%    PetsMart (2011/2036), MJ Designs (2011/2031),
                                                                                Ross Dress For Less (2006/2026), Toys R Us (not
                                                                                owned), Target (not owned)
 San Antonio, TX                           3,971,782     14.27         97.2%    Ross Dress For Less (2007/2027), DSW Warehouse
                                                                                (2007/2027) , Best Buy (2011/2026), Oshman's
                                                                                (2017/2037), HomePlace (2012/2027)
 Vermont
 -------
 Berlin, VT                 4,940,000        816,547      4.90         95.5%    J.C. Penney (2009/2034)

 Virginia
 --------
 Fairfax, VA                               4,012,280     16.05         98.4%    United Artists (2014/2034), Safeway (2019/2054),
                                                                                TJMaxx (2009/2024), Bed, Bath & Beyond (2010/2020),
                                                                                Tower Records (2009/2019)
 Martinsville, VA                          2,907,527      7.16         93.2%    J.C. Penney (2009/2034), Leggett (2009/2024), Sears
                                                                                (2009/2029), Kroger (2017/2062), Goody's (2006/2016)
 Pulaski, VA                                 837,449      6.10         95.8%    Wal-Mart (2011/2041), Food Lion (2011/2031)
 Winchester, VA             9,294,686      2,012,148      8.90         97.9%    Office Max (2012/2027), Kohl's (2018/2048),
                                                                                Giant Foods (2010/2040), Books-A-Million (2007/2017)
 --------------------     -----------   ------------   ---------     --------   ---------------------------------------------------
                          $89,675,698   $204,506,635     $8.48         96.8%

   ==================

Footnotes:

(1) "PC" indicates a power center or a community shopping center, "NC" indicates a neighborhood shopping center, "MM" indicates an enclosed mini-mall and "BC" indicates a business center.

(2) Indicates the date the center was developed. Dates denoted with (a), indicate the date on which the property was acquired by the company following completion of the IPO.

(3) Includes space leased as of December 31, 1997,for which rent was being paid but which was not then occupied; also includes tenant leases signed as of said date relating to approximately $800,000 in base revenue which has not yet been fully billed.

(4) Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 1997

(5) Includes space leased as of December 31, 1997,for which rent was being paid but which was not then occupied; also includes tenant leases signed as of said date relating to approximately 158,000 square feet which have not yet been fully occupied.

(6) One of fourteen (14) properties owned through joint ventures which serve as collateral for joint venture mortgage debt aggregating approximately $389.2 million (of which the Company's proportionate share is $190.3 million) which is not reflected in the consolidated indebtedness.

*    This anchor tenant has closed and sublet the space.

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

                               EXECUTIVE OFFICERS

         Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the following information is reported below.

         (a)      The executive officers of the Company are as follows:

           Name                                 Age            Position and Office with the Company
--------------------                        ---------        ---------------------------------------
  Scott A. Wolstein                              45          Chairman of the Board of Directors and Chief
                                                                Executive Officer
  James A. Schoff                                52          Executive Vice President, Chief Operating Officer
                                                                and a Director
  John R. McGill                                 43          Vice President and Director of Development
  Joan U. Allgood                                45          Vice President and General Counsel
  Loren F. Henry                                 50          Vice President and Director of Management
  William H. Schafer                             40          Vice President and Chief Financial Officer
  Alan Bobman                                    37          Regional Vice President of Leasing
  Steven M. Dorsky                               40          Regional Vice President of Leasing
  Robin R. Walker                                41          Regional Vice President of Leasing

         Scott A. Wolstein has been the President, Chief Executive Officer and a Director of the Company since its organization and assumed the responsibilities of Chairman of the Board of Directors in February 1997. Prior to the organization of the Company, Mr. Wolstein was a principal and executive officer of its predecessor entities since before 1992. Mr. Wolstein is a graduate of the Wharton School at the University of Pennsylvania and of the University of Michigan Law School. Following his graduation from the University of Michigan Law School, Mr. Wolstein was associated with the Cleveland law firm of Thompson, Hine & Flory. He has served as President of the Board of Trustees of the United Cerebral Palsy Association of Greater Cleveland and as a member of the Board of The Great Lakes Theater Festival, Neighborhood Progress, Inc., The Park Synagogue, Cleveland's Convention and Visitors Bureau of Greater Cleveland and Bellefaire. He is currently a member of the Executive Committee of the Board of Trustees of the National Association of Real Estate Investment Trusts and a member of the Board of Trustees of the International Council of Shopping Centers and serves as the General Co-Chairman of the Cleveland Campaign for the State of Israel Bonds. He is also a member of the Young Presidents Organization, the Urban Land Institute, the National Realty Committee, and the Wharton Real Estate Center. Mr. Wolstein is the son of Bert L. Wolstein, Chairman Emeritus

         James A. Schoff has been Executive Vice President, Chief Operating Officer and a Director of the Company since its organization. After graduating from Hamilton College and Cornell University Law School, Mr. Schoff practiced law with the firm of Thompson, Hine and Flory where he specialized in the acquisition and syndication of real estate properties. Mr. Schoff serves as a member of the Board of Trustees of the Western Reserve Historical Society, the Children's Aid Society and the Cleveland Ballet.

         John R. McGill has been affiliated with the Company and its predecessor entities since 1969. During his tenure with the Company he has been involved with the coordination and development of in excess of 85 properties, including land acquisition, major tenant lease negotiations, and the overall development program. Mr. McGill has been a Vice President and Director of Development of the Company since April 1993.

         Joan U. Allgood has been a Vice President and General Counsel of the Company since its organization as a public company and General Counsel of its predecessor entities since 1987. Mrs. Allgood practiced law with the firm of Thompson, Hine and Flory from 1983 to 1987, and is a graduate of Denison University and Case Western Reserve University School of Law.

         Loren F. Henry has been a Vice President, Director of Management of the Company since its organization as a public Company and served as President of one of its predecessor entities from 1984-1993. Mr. Henry earned a Bachelor of Arts degree in Business Administration and Mathematics from Winona State College.

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

                                     Part II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         The following table shows the high and low sales price of the Company's common shares on the New York Stock Exchange (the "NYSE") for each quarter in 1997 and 1996 and the dividends paid per common share with respect to each such quarter:

                                                    Dividends
                                                     Paid per
     1997             High           Low          Common Share
-----------        --------       -------         ------------
1st quarter        $ 38-5/8       $34-1/4          $    .63
2nd quarter          40            35-7/8               .63
3rd quarter          40-1/4        38-1/4               .63
4th quarter          41-1/4        37-5/16              .63
                                                   --------
                                                   $   2.52

                                                   Dividends
                                                   Paid per
    1996             High           Low          Common Share
-----------        --------        -------       -------------
1st quarter        $ 31-3/4        $28-1/8        $    .60
2nd quarter          32             28-1/8             .60
3rd quarter          33-1/8         30-1/2             .60
4th quarter          37-1/4         32-1/8             .60
                                                  --------
                                                  $   2.40

         The approximate number of record holders of the Company's common shares, (the only class of common equity) at March 16, 1998 was 425, and the approximate number of beneficial owners of such shares was 20,000.

         In January 1998, the Company declared its 1998 first quarter dividend to shareholders of record on February 13, 1998 of $.655 per share, a 4.0% increase over the quarterly dividend rate of $.63 per share in 1997.

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

                 COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA
                  (Amounts in thousands, except per share data)

                                                                               YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------------------
OPERATING DATA:
                                                                                                            Pro forma
                                                   1997(1)        1996(1)       1995(1)        1994(1)        1993(2)       1993(1)
                                                ---------      ---------     ---------      ---------      ---------      ---------
Revenues (primary real estate rentals)          $ 169,040      $ 130,905     $ 107,805      $  81,974      $  54,606      $  54,531
                                                ---------      ---------     ---------      ---------      ---------      ---------
Expenses:
   Rental operation                                47,017         35,123        28,069         22,802         16,963         16,863
   Depreciation & amortization                     32,313         25,062        21,865         16,211         10,393         10,393
   Interest                                        35,558         29,888        29,595         21,423         13,407         15,060
                                                ---------      ---------     ---------      ---------      ---------      ---------
                                                  114,888         90,073        79,529         60,436         40,763         42,316
                                                ---------      ---------     ---------      ---------      ---------      ---------
Income before equity in net income
   (loss) from joint ventures, minority equity
   interests, gains on sales of real estate,
   non-recurring charges and extraordinary
   items                                           54,152         40,832        28,276         21,538         13,843         12,215
Equity in net income (loss) of joint ventures      10,893          8,710           486           (186)          (347)          (347)
Minority equity interests                          (1,049)           -             -              -              -
Gain on sales of real estate                        3,526            -             300            -              122            122
Non-recurring charges (3)                             -              -             -              -              -           (2,641)
                                                ---------      ---------     ---------      ---------      ---------      ---------

Income before extraordinary item                   67,522         49,542        29,062         21,352         13,618          9,349
Extraordinary item (3)                                -              -          (3,557)          (216)           -             (731)
                                                ---------      ---------     ---------      ---------      ---------      ---------
              Net income                        $  67,522      $  49,542     $  25,505      $  21,136      $  13,618      $   8,618
                                                =========      =========     =========      =========      =========      =========

   Net income applicable to
     common shareholders                        $  53,322      $  35,342     $  24,250      $  21,136      $  13,618      $   8,618
                                                =========      =========     =========      =========      =========      =========
Earnings per share data - Basic: (4)
    Income before extraordinary item            $    2.06      $    1.67     $    1.48      $    1.35      $    1.10      $    0.82
    Net income                                  $    2.06      $    1.67     $    1.29      $    1.34      $    1.10      $    0.76
    Weighted average number of common
      shares                                       25,880         21,147        18,780         15,806         12,391         11,383

Earnings per share data- Diluted: (4)
    Income before extraordinary item            $    2.05      $    1.67     $    1.47      $    1.34      $    1.10      $    0.82
    Net income                                  $    2.05      $    1.67     $    1.28      $    1.33      $    1.10      $    0.76
    Weighted average number of common
      shares                                       26,062         21,186        18,909         15,916         12,402         11,394

Annual cash dividend                            $    2.52      $    2.40     $    2.16      $    1.92      $    1.60(5)   $    1.42

                                                                      AT DECEMBER 31,
                                              -----------------------------------------------------------
                                                   1997        1996        1995        1994        1993
                                               ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Real estate (at cost)                          $1,325,742  $  991,647  $  848,373  $  686,890  $  459,049
Real estate, net of accumulated depreciation    1,154,005     849,608     728,333     586,839     375,183
Advances to and investments in joint ventures     136,267     106,796      83,190       8,710       9,078
Total assets                                    1,391,918     975,126     830,060     611,116     395,942
Total debt                                        668,521     478,432     405,726     394,435     184,534
Shareholders' equity                              669,050     469,336     404,161     203,508     197,118


                                                                          YEARS ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                                                                            Proforma
                                                    1997(1)       1996(1)       1995(1)        1994(1)       1993(2)     1993(1)
                                                  ---------     ---------     ---------      ---------      ---------   ---------
OTHER DATA:

Cash flow provided from (used in)
   Operating activities                           $  94,383     $  75,820     $  49,039     $  39,112         (6)       $  19,151
   Investing activities                            (416,220)     (199,670)     (217,198)     (191,810)        (6)        (137,232)
   Financing activities                             321,842       123,851       167,252       150,373         (6)         120,417

Funds from operations (7):
   Net income applicable to
        common shareholders                       $  53,322     $  35,342     $  24,250     $  21,136     $  13,618     $   8,618
   Depreciation and amortization                     31,955        24,832        21,706        16,211        10,393        10,393
   Equity in net (income) loss of joint ventures    (10,893)       (8,710)         (486)          186           347           347
   Joint venture funds from operations               16,077        13,172         1,364           217           105           105
   Minority interest expense (OP Units)                  10           -             -             -             -             -
   Gain on sales of real estate                      (3,526)          -            (300)          -            (122)         (122)
   Non-recurring and extraordinary items (3)            -             -           3,557           216           -           3,372
                                                  ---------     ---------     ---------     ---------     ---------     ---------
                                                  $  86,945     $  64,636     $  50,091     $  37,966     $  24,341     $  22,713
                                                  =========     =========     =========     =========     =========     =========
Weighted average number of common
   shares outstanding                                25,880        21,147        18,780        15,806        12,391         11,383

(1) As described in the consolidated financial statements, the Company acquired eight properties in 1997 (one of which is owned through a joint venture), five properties in 1996, 20 properties in 1995 (10 of which are owned through joint ventures), 14 properties in 1994 and 17 properties in 1993.

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

(4)      Earnings per share data is reflected for all the years utilizing
         SFAS 128.

(5) Represents annualized dividend rate as declared by the Board of Directors.

(6)      Pro forma information has not been presented.

(7) Industry analysts generally consider funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO is defined generally as net income applicable to common shareholder excluding gains (losses) on sale of property, non-recurring charges and extraordinary items, adjusting for certain noncash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company's proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is currently used by NAREIT. Certain other real estate companies may calculate FFO in a different manner.

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

The Company considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company's expectations for future periods. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including, among other factors, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, competition from other available space, dependence on rental income from real property or the loss of a major tenant.

COMPARISON OF 1997 TO 1996 RESULTS OF OPERATIONS

REVENUES FROM OPERATIONS

Total revenues increased $38.1 million, or 29.1%, to $169.0 million for the year ended December 31, 1997 as compared to $130.9 million in 1996. Base and percentage rents for 1997 increased $28.2 million, or 28.7%, to $126.3 million as compared to $98.1 million in 1996. Approximately $3.5 million of the increase in base and percentage rental income was the result of new leasing, retenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1996), an increase of 4.0% over 1996 revenues from Core Portfolio Properties. The 12 shopping centers acquired by the Company in 1997 and 1996 contributed $24.1 million of additional revenue and the four new shopping center developments contributed $4.0 million. The above increases were offset by the contribution of two properties to a joint venture in September 1996 which reduced base and percentage rental revenue by $3.0 million.

At December 31, 1997, the occupancy rate of the Company's shopping centers aggregated 96.1% as compared to 94.8% at December 31, 1996. At December 31, 1997, the Company's portfolio was actually 96.7% leased, including leases signed where occupancy had not occurred as of that date. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $8.49 at December 31, 1997 as compared to $7.85 at December 31, 1996. During 1997, same store sales, for those tenants required to report sales (approximately 12.6 million square feet), increased 4.17% to $230.59 per square foot as compared to $221.35 per square foot in 1996.

The increase in recoveries from tenants of $8.2 million was directly related to the increase in operating and maintenance expenses and real estate taxes associated with the 1997 and 1996 shopping center acquisitions and developments. Recoveries were approximately 90.0% of operating and maintenance expenses and real estate taxes in 1997 as compared to 89.4% in 1996.

Management fee income and other income increased by approximately $1.7 million which generally related to an increase in interest income of approximately $0.9 million, management fee income of approximately $0.3 million, development fee income of approximately $0.3 million and kiosk income (temporary tenants) of approximately $0.2 million.

EXPENSES FROM OPERATIONS

Rental operating and maintenance expenses for the year ended December 31, 1997 increased $3.6 million, or 28.7%, to $16.0 million as compared to $12.4 million in 1996. An increase of $2.6 million was attributable to the 16 shopping centers acquired and developed in 1997 and 1996 and an increase of $1.0 million was related to the Core Portfolio Properties generally associated with increased maintenance activities at a majority of the Company's shopping centers.

Real estate taxes increased $5.4 million, or 37.1%, to $20.0 million for the year ended December 31, 1997 as compared to $14.6 million in 1996. This increase was primarily attributable to the growth related to the 16 shopping centers acquired and developed in 1997 and 1996 which contributed $5.1 million of the increase and $0.3 million generally related to expansions associated with the Core Portfolio Properties.

General and administrative expenses increased $2.9 million, or 35.9%, to $11.0 million for the year ended December 31, 1997 as compared to $8.1 million in 1996. The increase was primarily attributable to the growth of the Company associated with the 1997 and 1996 acquisitions, expansions and developments and increases in various incentive and deferred compensation costs. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company continues to expense all internal costs associated with acquisitions. Total general and administrative expenses were approximately 4.4% and 4.2% of total revenues, including revenues of joint ventures, for the years ended December 31, 1997 and 1996, respectively.

Depreciation and amortization expense increased $7.2 million, or 28.9%, to $32.3 million for the year ended December 31, 1997 as compared to $25.1 million in 1996. The increase was primarily attributable to the growth related to the 16 shopping centers acquired and developed in 1997 and 1996 which contributed $6.7 million of the increase and $1.1 million primarily related to the expansions and improvements associated with the Core Portfolio Properties. The above increases were offset by the contribution of two properties to a joint venture in September 1996 which reduced depreciation expense by $0.6 million.

Interest expense, net of amounts capitalized, increased $5.7 million, or 19.0%, to $35.6 million for the year ended December 31,

1997 as compared to $29.9 million in 1996. The overall increase in interest expense was primarily related to the acquisition and development of shopping centers during 1997 and 1996. The weighted average debt outstanding and related weighted average interest rate during 1997 was $510.5 million and 7.7%, respectively, as compared to $426.5 million and 7.8%, respectively, during 1996. Interest capitalized, in conjunction with development and expansion projects, was $4.0 million for the year ended December 31, 1997 as compared to $3.3 million in 1996.

OTHER

Equity in net income of joint ventures increased $2.2 million, or 25.1%, to $10.9 million in 1997 as compared to $8.7 million in 1996. An increase of $0.8 million was attributable to the Community Center Joint Ventures primarily associated with the completion of construction at three of the ten shopping centers which were under construction at the date of acquisition and a gain on sale of land. The aforementioned increases were offset by an increase in interest costs associated with the refinancing of variable rate bridge financing to long term fixed rate financing in May 1997. An increase of $0.8 million was related to the formation of a joint venture with Ohio State Teachers Retirement Systems ("OSTRS") in September 1996. An increase of $0.4 million was related to the formation of a joint venture in January 1997 which acquired a shopping center in San Antonio, Texas. An increase of $0.2 million was related to the expansion and redevelopment of Liberty Fair Mall in the Martinsville, Virginia joint venture.

The minority equity interest expense of $1.0 million for the year ended December 31, 1997 related to the minority equity in three shopping center properties acquired by the Company during 1997. The charge to income represents the priority distributions associated with the minority equity interests.

Gain on sales of real estate aggregated $3.5 million for the year ended December 31, 1997. In March 1997, the Company sold two business centers in Highland Heights, Ohio aggregating approximately 113,000 square feet for approximately $5.7 million. The two business centers had been vacant for approximately 18 months.

NET INCOME

Net income increased $18.0 million to $67.5 million for the year ended December 31, 1997 as compared to $49.5 million in 1996. The increase in net income was attributable to increased net operating revenues (total revenues less operating and maintenance expenses, real estate taxes and general and administrative expense) aggregating $26.2 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, and the 16 shopping centers acquired and developed in 1997 and 1996. An additional increase of $2.2 million related to increased equity income of joint ventures and an increase of $3.5 million related to the gain on sale of real estate. The increase in net operating revenues, equity income from joint ventures and gain on sale of real estate was offset by increases in depreciation, interest expense and minority equity interest of $7.2 million, $5.7 million and $1.0 million, respectively.

COMPARISON OF 1996 TO 1995 RESULTS OF OPERATIONS

REVENUES FROM OPERATIONS

Total revenues increased $23.1 million, or 21.4%, to $130.9 million for the year ended December 31, 1996 as compared to $107.8 million in 1995. Base and percentage rents for 1996 increased $13.7 million, or 16.3%, to $98.1 million as compared to $84.4 million in 1995. Approximately $2.4 million of the increase in base and percentage rental income was the result of new leasing, retenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1995) an increase of 3.3% over 1995 revenues from Core Portfolio Properties. The 15 shopping centers acquired by the Company in 1996 and 1995 contributed $10.5 million of additional revenue and the three new shopping center developments contributed $2.3 million. The above increases were offset by the contribution of two properties to a joint venture in September 1996, which reduced base and percentage rental revenue by $0.8 million and a decrease in business center base rents of $0.7 million.

At December 31, 1996, the occupancy rate of the Company's shopping centers aggregated 94.8% as compared to 96.3% at December 31, 1995. Contributing to the decrease in occupancy was the Company's decision to terminate the leases of two Wal-Mart stores in Winchester and Martinsville, Virginia at the end of June 1996. The former Wal-Mart space in each center was leased to a variety of tenants at higher rents commencing in the fourth quarter of 1996 and first half of 1997. At December 31, 1996, the Company had entered into additional leases with anchor tenants aggregating in excess of 240,000 square feet of vacant space, including the above mentioned Wal-Mart space, which effectively adjusts the December 31, 1996 occupancy rate to 96.0%. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $7.85 at December 31, 1996 as compared to $7.61 at December 31, 1995. During 1996, same store sales, for those tenants required to report sales, increased 3.9% to $225.18 per square foot as compared to $216.70 per square foot in 1995.

The increase in recoveries from tenants of $4.9 million was directly related to the increase in operating and maintenance expenses and real estate taxes and was primarily associated with the 1996 and 1995 shopping center acquisitions and developments. Recoveries were approximately 89.4% of operating and maintenance expenses and real estate taxes as compared to 88.1% in 1995.

Management fee income and other income increased by approximately $4.5 million which generally related to an increase in management fee income of approximately $2.1 million associated with the formation of the Community Center Joint Ventures in November 1995, and the OSTRS Joint Venture in September 1996, and an increase in lease termination income of approximately $2.4 million.

EXPENSES FROM OPERATIONS

Rental operating and maintenance expenses for the year ended December 31, 1996 increased $3.1 million, or 34.0%, to $12.4 million as compared to $9.3 million in 1995. An increase of $2.3 million was attributable to the 18 shopping centers acquired and developed in 1996 and 1995 and an increase of $0.8 million in the Core Portfolio Properties, primarily attributed to higher repair and maintenance costs and snow removal costs in 1996 as compared to 1995.

Real estate taxes increased $2.0 million, or 16.0%, to $14.6 million for the year ended December 31, 1996 as compared to $12.6 million in 1995. This increase was related to the 18 shopping centers acquired and developed in 1996 and 1995.

General and administrative expenses increased $1.9 million, or 30.7%, to $8.1 million for the year ended December 31, 1996 as compared to $6.2 million in 1995. The increase was attributable to the growth of the Company related to the 1996 and 1995 acquisitions, joint ventures, expansions and developments. During the fourth quarter of 1995, the Company expanded its leasing staff and added three regional vice presidents of leasing, and throughout 1996, opened seven new regional leasing and operations offices in various cities throughout the country. Total general and administrative expenses were approximately 4.2% and 5.3% of total revenues, including revenues of joint ventures, for the years ended December 31, 1996 and 1995, respectively.

Depreciation and amortization expense increased $3.2 million, or 14.6%, to $25.1 million for the year ended December 31, 1996 as compared to $21.9 million in 1995. The increase was primarily attributable to the growth related to the 18 shopping centers acquired and developed in 1996 and 1995 which contributed $2.9 million of the increase. The remaining $0.3 million related to the expansions and improvements associated with the Core Portfolio Properties.

Interest expense increased $0.3 million, or 1.0%, to $29.9 million for the year ended December 31, 1996 as compared to $29.6 million for the year ended December 31, 1995. The overall increase in interest expense was primarily related to the acquisition and development of shopping centers during 1996. The weighted average debt outstanding and related weighted average interest rate during 1996 was $426.5 million and 7.8%, respectively, as compared to $394.8 million and 8.1%, respectively, during 1995. Interest capitalized, in conjunction with development and expansion projects, was $3.3 million for the year ended December 31, 1996 as compared to $2.5 million in 1995.

OTHER

Equity in net income of joint ventures increased $8.2 million to $8.7 million in 1996 as compared to $0.5 million in 1995. The increase was attributable to the formation of the Community Center Joint Ventures during the fourth quarter of 1995 and the OSTRS Joint Venture in the third quarter of 1996 which contributed $8.1 million and $0.3 million of equity in net income of joint ventures, respectively. This increase was offset by a $0.2 million increase in the equity in net loss from the Martinsville, Virginia joint venture. The increase in this joint venture's net loss was the result of the election to terminate its Wal-Mart lease. The former Wal-Mart space was released to two major tenants at higher rents commencing during the fourth quarter of 1996 and the first half of 1997.

The extraordinary item, which aggregated $3.6 million for the year ended December 31, 1995, was primarily related to the write-off of unamortized deferred finance costs.

NET INCOME

Net income increased $24.0 million to $49.5 million for the year ended December 31, 1996 as compared to net income of $25.5 million in 1995. The increase in net income was attributable to increased net operating revenues (total revenues less operating and maintenance expenses, real estate taxes and general and administrative expense) aggregating $16.0 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, and the 18 shopping centers acquired and developed in 1995 and 1996. An additional increase of $8.2 million related to the formation of the Community Center Joint Ventures and the OSTRS joint venture and an increase of $3.6 million related to a decrease in extraordinary charges. The increase in net operating revenues and equity income from joint ventures and reduction in extraordinary charges was offset by increases in depreciation and interest expense of $3.2 million and $0.3 million, respectively, and a decrease in gain on sales of land of $0.3 million.

FUNDS FROM OPERATIONS

Management believes that Funds From Operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sales of real estate, non-recurring charges and extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company's proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is currently used by the National Association of Real Estate Investment Trusts ("NAREIT"). Certain other real estate companies may calculate Funds From Operations in a different manner.

In 1997, FFO increased $22.3 million, or 34.5%, to $86.9 million as compared to $64.6 million and $50.1 million in 1996 and 1995, respectively. The increases in each year were attributable to the continuing increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company's calculation of FFO is as follows (in thousands):

                                          Year ended December 31,
                                          1997     1996      1995
                                        -------   -------   -------
Net income applicable to
   common shareholders(1)               $53,322   $35,342   $24,250
Depreciation of real property            31,955    24,832    21,706
Equity in net income of joint
   ventures                             (10,893)   (8,710)     (486)
Joint ventures' FFO(2)                   16,077    13,172     1,364
Minority interest expense (OP Units)         10        -         -
Gain on sales of real estate             (3,526)       -       (300)
Extraordinary item                           -         -      3,557
                                        -------   -------   -------
                                        $86,945   $64,636   $50,091
                                        =======   =======   =======

(1) Includes straight line rental revenues of approximately $2.0 million, $0.7 million and $0.1 million in 1997, 1996 and 1995, respectively, primarily related to recent acquisitions and new developments.

(2)Joint ventures funds from operations are summarized as follows
(in thousands):

                                     Year ended December 31,
                                    1997      1996      1995
                                   -------   -------   -------
Net income(a)                      $22,132   $17,419   $   972
Depreciation of real property       11,658     8,924     1,756
Gain on sale of land                (1,085)        -         -
                                   -------   -------   -------
                                   $32,705   $26,343   $ 2,728
                                   =======   =======   =======
DDRC ownership interests(b)        $16,077   $13,172   $ 1,364
                                   =======   =======   =======

(a) Includes straight-line rental revenue of approximately $2.9 million, $2.3 million and $0.4 million in 1997, 1996 and 1995, respectively. The Company's proportionate share of straight-line rental revenues was $1.4 million, $1.1 million and $0.2 million in 1997, 1996 and 1995, respectively.

(b) At December 31, 1997, the Company owned a 50% joint venture interest relating to 13 operating shopping center properties and a 35% joint venture interest in one shopping center property. At December 31, 1996, the Company owned a 50% joint venture interest in 13 operating shopping center properties. At December 31, 1995, the Company owned a 50% joint venture interest in 11 shopping center properties, ten of which were acquired during the fourth quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing revolving credit facilities, as well as other debt and equity alternatives will provide the necessary capital to achieve continued growth. Cash flow from operating activities for 1997 increased to $94.4 million as compared to $75.8 million in 1996. The increase was attributable to the 16 shopping center acquisitions and developments completed in 1997 and 1996, new leasing, expansion and retenanting of the Core Portfolio Properties and the equity offerings completed in 1997 and 1996.

The Company satisfied its REIT requirement of distributing at least 95% of ordinary taxable income with declared common and preferred share dividends of $79.7 million in 1997 as compared to $66.0 million and $41.8 million in 1996 and 1995, respectively. Accordingly, federal income taxes were not incurred at the corporate level. The Company's common share dividend payout ratio for the year approximated 75.3% of its 1997 FFO as compared to 80.3% and 81.5% in 1996 and 1995, respectively.

An increase in the 1998 quarterly dividend per common share to $0.655 from $0.63 was approved in December 1997 by the Company's Board of Directors. It is anticipated that the new dividend level will result in a more conservative payout ratio as compared to prior years. A lower payout ratio will enable the Company to retain more capital which will be utilized towards attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

ACQUISITIONS, DEVELOPMENTS AND EXPANSIONS

During the three year period ended December 31, 1997, the Company and its joint ventures expended $1.3 billion, net, to acquire, develop, expand, improve and retenant its properties as follows (in millions):

                                          1997    1996     1995
                                         ------  ------    ------
COMPANY:
   Acquisitions                          $267.9  $113.9   $ 81.6
   Completed expansions                    29.8    24.6     25.8
   Developments and
     construction in progress              41.1    48.2     58.6
   Tenant improvements, building
     renovations and furniture
     and fixtures                           4.2     1.1      1.1
   Other real estate investments           72.1     -        -
                                         ------  ------    ------
                                          415.1   187.8    167.1
   Less real estate sales and property
     contributed to joint ventures         (8.9)  (44.5)    (5.6)
                                         ------  ------    ------
       Company Total                      406.2   143.3    161.5
                                         ------  ------    ------
JOINT VENTURES:
   Acquisitions / Contributions            38.8    42.8    450.5
   Completed expansions                     9.2     -        -
   Developments and
     construction in progress              31.9    47.1      4.5
   Tenant improvements and
     building renovations                   0.2     -        -
                                           80.1    89.9    455.0
       Less real estate sales              (6.1)    -        -
                                         ------  ------    ------
       Joint Ventures Total                74.0    89.9     455.0
                                         ------  ------    ------
                                         $480.2  $233.2    $616.5
                                         ======  ======    ======

During 1997, the Company acquired seven shopping centers aggregating 2.4 million square feet of Company owned gross leasable area (GLA) for an aggregate investment of approximately $267.9 million. In addition, in January 1997, the Company entered into a joint venture with certain institutional investors which are advised by DRA Advisors, Inc. to acquire a 0.3 million square foot shopping center located in San Antonio, Texas. The aggregate cost of the shopping center was approximately $38.3 million of which the Company's proportionate ownership share is 35%. The Company also contributed approximately $0.5 million of additional assets to the OSTRS Joint Venture during 1997.

During 1997, the Company and its joint ventures completed expansions and redevelopments aggregating approximately 0.8 million square feet at an aggregate cost of approximately $39.0 million at 13 of its shopping centers. The Company is currently expanding seven shopping centers and will continue to pursue additional expansion opportunities. The Company and its joint ventures currently have approximately 175 acres of undeveloped land consisting of 70 parcels, primarily adjacent to its existing shopping centers, available for development, expansion or sale.

During 1997, the Company substantially completed the construction of four shopping centers which included: (i) a 235,000 square foot Phase II development of the Canton, Ohio shopping center; (ii) a 500,000 square foot shopping center in Boardman, Ohio; (iii) a 475,000 square foot shopping center in Stow, Ohio and (iv) an 84,000 square foot shopping center in Aurora, Ohio.

Development activity was completed at two of the Company's joint venture shopping centers located in Atlanta, Georgia and Framingham, Massachusetts which were acquired in connection with the Community Center Joint Ventures in November 1995.

The Company has commenced construction on two additional shopping centers which include a 200,000 square foot Phase II development of the Erie, Pennsylvania center, and a 445,000 square foot shopping center in Merriam, Kansas which is being developed through a joint venture formed in October 1996, 50% of which is owned by the Company. These shopping centers are scheduled for completion during the last half of 1998.

The Company has also commenced the initial development of three additional shopping centers which include: (i) a 240,000 square foot shopping center in Toledo, Ohio; (ii) a 170,000 square foot shopping center in Solon, Ohio and
(iii) a 230,000 square foot shopping center in Oviedo, Florida (a suburb of Orlando). All three centers are scheduled for completion during the fourth quarter of 1998.

The Company is also involved with, or pursuing, joint venture development opportunities on eight additional projects with various developers throughout the country at an aggregate projected cost of approximately $300 million. The majority of projects should commence development in 1998 and are currently scheduled for completion in 1999.

In December 1997, the Company acquired 33 retail redevelopment sites, formerly occupied by Best Products, at a cost of approximately $54.5 million. In February 1998, these assets were contributed to the Retail Value Fund, a joint venture with Prudential Real Estate Investors. See discussion under "Financing Activities" below regarding the Retail Value Fund.

In December 1997, the Company acquired a 42.5% ownership interest in a 584,000 square foot shopping center located in Princeton, New Jersey at an initial cost of approximately $7.7 million. During the first quarter of 1998, the Company anticipates acquiring the balance of the ownership interest in the property through the issuance of approximately 11,850 Operating Partnership Units which will be convertible into equivalent shares of the Company's common stock and the assumption of debt. Upon completion of the transaction, the Company's aggregate investment will be approximately $36.4 million, including assumption of debt of approximately $27.7 million. The Company also acquired a 45.1% ownership interest in an adjacent development site at an initial cost of approximately $9.9 million. Upon completion of construction the Company anticipates acquiring the balance of the ownership interest in exchange for cash and Operating Partnership Units.

During 1996, the Company acquired five shopping centers aggregating 1.1 million square feet of Company owned GLA (Gross Leasable Area) for an aggregate purchase price of approximately $113.9 million.

In September 1996, the Company entered into a joint venture with OSTRS. In conjunction with the formation of the joint venture, the Company contributed to the joint venture two recently developed shopping centers with a net book value of $41.6 million and non-recourse mortgage debt aggregating $36.4 million. OSTRS funded initial cash contributions of $11.6 million, which was used to repay a portion of the non-recourse mortgage debt. In addition to owning a 50% interest in the joint venture, the Company continues to manage the two properties pursuant to a management agreement.

During 1996, the Company completed expansions at seven of its shopping centers aggregating approximately 375,000 square feet for an aggregate cost of approximately $24.6 million.

During 1996, the Company completed the first phase of a 520,000 square foot shopping center development in Canton, Ohio for an aggregate cost of $21.2 million. This property was contributed into the joint venture with OSTRS as discussed above. The Company also completed the development of the initial phase of a shopping center in Aurora, Ohio aggregating approximately 84,000 square feet at a total cost of $4.9 million. Construction had also commenced on the development of four additional shopping centers aggregating approximately 1.7 million square feet for an aggregate projected cost of approximately $117 million. In addition, the Company completed the development of the Independence, Missouri shopping center, which is one of the three Community Center Joint Venture properties acquired while under development in 1995 through the Homart transactions as described below. The remaining two shopping centers under development, located in Framingham, Massachusetts and Atlanta, Georgia, were in the final stages of construction. As of December 31, 1996, the majority of tenants had opened at each of these centers.

During 1995, the Company acquired ten shopping centers aggregating 1.2 million square feet of Company owned GLA at an aggregate purchase price of approximately $81.6 million.

On November 17, 1995, the Company formed a joint venture to acquire the Homart Community Center Division of Sears, Roebuck and Co. ("Sears"). The Homart Community Center Division included ten power centers, which aggregated in excess of four million square feet of GLA, and are located in major metropolitan areas throughout the United States and several outlots and pad sites adjacent to the ten power centers and certain other power centers previously sold by Sears (the "Community Center Properties"). Construction of seven of the ten power centers was complete or substantially complete at the time of acquisition and three of the power centers were under construction.

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

FINANCING ACTIVITIES

The above acquisitions, developments and expansions were financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans and debt and equity offerings. Total debt outstanding at December 31, 1997 was $668.5 million as compared to $478.4 million and $405.7 million at December 31, 1996 and 1995, respectively. In 1997, the Company increased total debt by $190.1 million primarily to fund acquisitions, developments, expansions and other real estate investments.

In January 1997, the Company completed a 3,350,000 common share offering and received net proceeds of approximately $115.8 million. In June 1997, the Company completed a 1,300,000 common share offering and received net proceeds of approximately $49.4 million. In September 1997, the Company completed a 507,960 common share offering with a registered unit investment trust and received net proceeds of approximately $18.8 million. In December 1997, the Company completed a 316,800 common share offering with a registered unit investment trust and received net proceeds of approximately $11.3 million. The proceeds from the four common share offerings mentioned above were primarily used to retire variable rate debt. The common share offerings significantly strengthened the Company's balance sheet and positioned the Company to continue to take advantage of attractive acquisition, development and expansion opportunities.

In March 1997, the Company issued, through a grantor trust, $75 million of senior unsecured Pass-Through Asset Trust Securities (PATS). The PATS were issued at a discount to 99.53%, have a coupon rate of 7.125%, mature on March 15, 2012 and have a put date of March 15, 2002. The effective yield to the put date, after adjusting for the call premium and debt issue costs, is approximately 6.9%.

In March 1997, the Company extended its $150 million unsecured revolving credit facility, agented by the First National Bank of Chicago and Bank of America NT&SA, for an additional year, through May 2000, and reduced the interest rate 15 basis points. The amendment also introduced a competitive bid feature for up to $75 million of borrowings. In April 1997, the Company extended its $10 million unsecured revolving credit facility with National City Bank through November 2000, and reduced the interest rate 15 basis points.

In March 1997, the Company sold two business centers in Highland Heights, Ohio aggregating approximately 113,000 square feet for approximately $5.7 million and recognized a gain of approximately $3.5 million. The net proceeds of approximately $5.4 million were used to repay revolving credit debt.

In 1997, the Company issued $102 million of senior unsecured fixed rate notes through its Medium Term Note program with maturities ranging from five to ten years and coupon interest rates ranging from 6.80% to 7.02%. The proceeds were used to repay variable rate borrowings on the Company's revolving credit facilities primarily associated with shopping center acquisitions.

A summary of the aggregate gross proceeds raised of $828.4 million through the issuance of common shares, preferred shares and senior unsecured notes during the three year period ended December 31, is as follows (in millions):

                                 1997      1996       1995
EQUITY:                         ------    ------     -------
  Common shares                 $204.1    $ 75.6     $ 81.2
  Class A preferred shares           -         -      105.4
  Class B preferred shares           -       4.4       40.0
                                ------    ------     -------
     Total Equity                204.1      80.0      226.6

DEBT:
  Senior fixed rate notes        102.0     111.7      104.0
                                ------    ------     ------
                                $306.1    $191.7     $330.6
                                ======    ======     ======


In addition, in May 1997, the Company refinanced $322.5 million of non-recourse joint venture indebtedness relating to the Community Centers Joint Ventures. This indebtedness bears interest at a fixed coupon rate of 7.378% and matures in May 2002. At December 31, 1997, 1996 and 1995, outstanding borrowings associated with the Community Center Joint Ventures aggregated $322.5 million, $319.5 million and $303.3 million, respectively.

During 1997, Convertible Debentures in the aggregate amount of $13.1 million had converted into 392,754 common shares. At December 31, 1997, the Company had $46.9 million of its 7% convertible debentures outstanding with a maturity date of August 1999 and a conversion price of $33.375 per common share.

In January 1998, the Company issued $100 million of senior unsecured fixed rate notes through its Medium Term Note program with a ten year maturity and a 6.625% coupon rate. The proceeds were used to repay variable rate borrowings on the Company's revolving credit facilities.

In December 1997, the Company and Hendon Associates formed a joint venture to acquire 33 retail sites, formerly occupied by Best Products, from Metropolitan Life. Under the terms of the joint venture with Hendon Associates, the Company advanced the capital to fund the purchase price of the assets and it is expected that the Company will receive (i) a priority return of its capital; (ii) a 15% compound annual return thereon and (iii) 75% of additional available cash flow. The 33 retail sites, are located in 13 states with concentrations in Ohio, California and New Jersey. These sites were acquired at an initial cost of approximately $54.5 million. It is expected that a majority of the 33 sites will be redeveloped and retenanted with a few sites being sold.

At the date of acquisition, it was anticipated that the Company's ownership interest would be transferred to the "Retail Value Fund" ("Fund") with Prudential Real Estate Investors upon finalization of the joint venture documents which occurred on February 11, 1998. The Company contributed its ownership interest in the joint venture formed with Hendon Associates to the Fund, and in exchange for a 75% ownership interest in this joint venture, was reimbursed approximately $41.5 million from Prudential Real Estate Investors. The proceeds of $41.5 million were used to repay variable rate borrowings on the Company's revolving credit facilities.

The Fund will invest in retail properties within the United States that are in need of substantial retenanting and market repositioning. This Fund may also make equity or debt investments in companies owning or managing retail properties as well as in third party development projects that provide significant growth opportunities. The retail property investments may include enclosed malls, neighborhood centers or other potential commercial redevelopment opportunities. The Company is expected to maintain an ownership interest of approximately 25% in the Fund. The Company will also own a majority of the stock of the general partner of the Fund. The general partner will own a 1% interest in the Fund and will receive an incentive participation equal to 33% of cash flow, after the limited partners receive a return of invested capital plus a cumulative return of 10% thereon. The Fund will have its own employees and the Company will assume retail management and operating responsibilities including leasing, redevelopment and accounting and will be paid fees in consideration of the foregoing services.

CAPITALIZATION

At December 31, 1997, the Company's capitalization consisted of $668.5 million of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $190.3 million), $149.8 million of preferred stock and $1,059.0 million of market equity (market equity is defined as common shares outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 1997 of $38.25) resulting in a debt to total market capitalization ratio of .36 to 1.0 as compared to the ratios of .33 to 1.0 and
 .36 to 1.0 at December 31, 1996 and 1995, respectively. At December 31, 1997, the Company's total debt consisted of $526.0 million of fixed rate debt and $142.5 million of variable rate debt.

It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. In October 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission under which $500 million of debt securities, preferred shares or common shares may be issued. As of December 31, 1997, the Company had $436.0 million available under its shelf registration statement ($336.0 million as of January 12, 1998). In addition, as of December 31, 1997, the Company had $20.3 million available under its $160.0 million of unsecured revolving credit facilities ($140.0 million as of February, 1998). On December 31, 1997, the Company also had 100 operating properties with $138.7 million, or 77.7%, of the total revenue for the year ended December 31, 1997 which were unencumbered thereby providing a potential collateral base for future borrowings.

INFLATION

Substantially all of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases are for terms of less than ten years, which permits the Company to seek to increase rents upon rerental at market rates. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

At December 31, 1997, approximately 78.7% of the Company's debt (excluding joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 4.6 years and a weighted average interest rate of approximately 7.6%. The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 2.6 years and a weighted average interest rate of approximately 7.8% at December 31, 1997. At December 31, 1997, the Company's Community Center Joint Ventures had fixed rate debt aggregating approximately $322.5 million; the OSTRS joint venture had variable rate debt aggregating $24.2 million; the Company's joint venture in San Antonio, Texas had fixed rate debt aggregating $28.6 million and the Liberty Fair joint venture had fixed rate debt aggregating $13.8 million. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities in order to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

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

ECONOMIC CONDITIONS

Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate sectors and geographic regions with differing intensities and at different times. Adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The shopping centers are typically anchored by discount department stores (usually Wal-Mart, Kmart, Target, or JCPenney), supermarkets and drug stores which usually offer day-to-day necessities, rather than high-priced luxury items. Since these merchants typically perform better in an economic recession than those who market high priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

During 1997 and 1996, certain national and regional retailers have experienced financial difficulties and several have filed for protection under bankruptcy laws. Although the Company has experienced an increase in the number of tenants filing for protection under bankruptcy laws, no significant bankruptcies have occurred through February 24, 1998 with regard to the Company's portfolio of tenants.

The Company has assessed the Year 2000 Issue and does not believe that it will have a material affect on future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. The Company will continue to review, on an ongoing basis, the need for disclosures concerning this issue.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is included in a separate section at the end of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is incorporated by reference to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 11, 1998, and the information under the heading "Executive Officers" in Part I of this Annual Report on Form 10-K.

Item 11.          EXECUTIVE COMPENSATION

         Incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 11, 1998.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 11, 1998.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the "Certain Transactions" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 11, 1998.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         a)       Financial Statements

                  The following documents are filed as part of this report:

                           Report of Independent Accountants - Developers
                  Diversified Realty Corporation

                           Consolidated Balance Sheets as of December 31, 1997
                  and 1996.

                           Consolidated Statements of Operations for the three
                  years ended December 31, 1997, 1996 and 1995.

                           Consolidated Statements of Shareholders Equity for
                  the years ended December 31, 1997, 1996 and 1995.

                           Consolidated Statements of Cash Flows for the years
                  ended December 31, 1997, 1996 and 1995.

                           Notes to Financial Statements

         b) Reports on Form 8-K were filed on January 13, June 18, June 19 and November 7, 1997 in which information regarding Items 5 and 7 of Form 8-K was reported.

         c)       Exhibits

                  The following exhibits are filed as part of, or incorporated by reference into, this Report:

      Exhibit No.                                                                   Filed Herewith or
    Under Reg. S-K                 Form 10-K                                        Incorporated Herein by
       Item 601                   Exhibit No.         Description                   Reference
      ----------                  -----------         -----------                   ---------
           2                          2.1             Agreement of Purchase and     Current Report on Form 8-K
                                                      Sale, dated July 2, 1996,     (Filed with the SEC on January
                                                      between the Company and       14, 1997)
                                                      Opus Corporation for Maple
                                                      Grove Crossing Shopping
                                                      Center

           2                          2.2             Agreement of Purchase and     Current Report on Form 8-K
                                                      Sale, dated July 2, 1996,     (Filed with the SEC on January
                                                      between the Company and       14, 1997)
                                                      Opus North Corporation for
                                                      Highland Grove Shopping
                                                      Center

           2                          2.3             Agreement of Purchase and     Current Report on Form 8-K
                                                      Sale, dated July 2, 1996,     (Filed with the SEC on January
                                                      between the Company and       14, 1997)
                                                      Opus South Corporation for
                                                      Eastchase Market Shopping
                                                      Center

           2                          2.4             Agreement of Purchase and     Current Report on Form 8-K
                                                      Sale, dated July 2, 1996,     (Filed with the SEC on January
                                                      between the Company and       14, 1997)
                                                      Opus Northwest, L.L.C. for
                                                      Tanasbourne Town Center
                                                      Phase I Shopping Center

           2                          2.5             Agreement of Purchase and     Current Report on Form 8-K
                                                      Sale, dated July 2, 1996,     (Filed with the SEC on January
                                                      between the Company and       14, 1997)
                                                      Opus Southwest Corporation
                                                      for Arrowhead Crossing
                                                      Shopping Center

           3                          3.1             Amended and Restated          Form S-11 Registration No.
                                                      Articles of Incorporation     33-54930 (Filed with SEC on
                                                      of the Company                November 23, 1992; see Exhibit
                                                                                    3.1 therein)

      Exhibit No.                                                                   Filed Herewith or
    Under Reg. S-K                 Form 10-K                                        Incorporated Herein by
       Item 601                   Exhibit No.         Description                   Reference
      ----------                  -----------         -----------                   ---------
           3                          3.2             Amendments to Amended and     Annual Report on Form 10-K
                                                      Restated Articles of          (Filed with the SEC on March
                                                      Incorporation of the Company  30, 1996)

           3                          3.3             Amendment to Amended and      Current Report on Form 8-K
                                                      Restated Articles of          (Filed with the SEC on January
                                                      Incorporation                 14, 1997)

           3                          3.4             Amendment to Amended and      Current Report on Form 8-K
                                                      Restated Articles of          (Filed with the SEC on June
                                                      Incorporation of the Company  18, 1997)

           3                          3.5             Code of Regulations of the    Form S-11 Registration No.
                                                      Company                       33-54930 (Filed with the SEC
                                                                                    on November 23, 1992; see
                                                                                    Exhibit 3.2 therein)

           3                          3.6             Amendment to Code of          Annual Report on Form 10-K
                                                      Regulations of the Company    (Filed with the SEC on March
                                                                                    30, 1996)

           3                          3.7             Amendment to Code of          Current Report on Form 8-K
                                                      Regulations of the Company    (Filed with the SEC on January
                                                                                    14, 1997)

           4                          4.1             Specimen Certificate for      Form S-11 Registration No.
                                                      Common Shares                 33-54930 (Filed with the SEC
                                                                                    on November 23, 1992; see
                                                                                    Exhibit 4.1 therein)

           4                          4.2             Specimen Certificate for      Annual Report on Form 10-K
                                                      Depositary Shares Relating    (Filed with the SEC on March
                                                      to 9.5% Class A Cumulative    30, 1996)
                                                      Redeemable Preferred Shares

           4                          4.3             Specimen Certificate for      Annual Report on Form 10-K
                                                      9.5% Class A Cumulative       (Filed with the SEC on March
                                                      Redeemable Preferred Shares   30, 1996)

           4                          4.4             Specimen Certificate for      Annual Report on Form 10-K
                                                      Depositary Shares Relating    (Filed with the SEC on March
                                                      to 9.44% Class B Cumulative   30, 1996)
                                                      Redeemable Preferred Shares


      Exhibit No.                                                                   Filed Herewith or
    Under Reg. S-K                 Form 10-K                                        Incorporated Herein by
       Item 601                   Exhibit No.         Description                   Reference
      ----------                  -----------         -----------                   ---------
           4                          4.5             Specimen Certificate for      Annual Report on Form 10-K
                                                      9.44% Class B Cumulative      (Filed with the SEC on March
                                                      Redeemable Preferred Shares   30, 1996)

           4                          4.6             Credit Agreement dated as     Form 10-QA (Filed with the SEC
                                                      of May 1, 1995 among the      on May 16, 1995; See Exhibit
                                                      Company, the First National   4.2 therein)
                                                      Bank of Chicago and the
                                                      First National Bank of
                                                      Boston.

           4                          4.7             Form of Indemnification       Form S-11 Registration
                                                      Agreement                     No. 33-54930 (Filed with the
                                                                                    SEC on November 23, 1992; see
                                                                                    Exhibit 4.2 therein)

           4                          4.8             Indenture dated as of May     Current Report on Form 8-K
                                                      1, 1994 by and between the    (Filed with the SEC on May
                                                      Company and Chemical          27, 1994)
                                                      Bank, as Trustee


           4                          4.9             Indenture dated as of May     Current Report on Form 8-K
                                                      1, 1994 by and between the    (Filed with the SEC on
                                                      Company and National City     December 5, 1994)
                                                      Bank, as Trustee (the "NCB
                                                      Indenture")

           4                         4.10             First Supplement to NCB       Annual Report on Form 10-K
                                                      Indenture                     (Filed with the SEC on March
                                                                                    30, 1996)

           4                         4.11             Specimen 7% Convertible       Annual Report on Form 10-K
                                                      Subordinated Debentures due   (Filed with the SEC on April
                                                      1999                          1, 1995)

           4                         4.12             Specimen Senior Note due      Annual Report on Form 10-K
                                                      2000                          (Filed with the SEC on March
                                                                                    30, 1996)

           4                         4.13             Building and Loan Agreement   Annual Report on Form 10-K
                                                      dated as of November 17,      (Filed with the SEC on March
                                                      1995 among Community Center   30, 1996)
                                                      Two L.L.C. and certain
                                                      other parties named therein

      Exhibit No.                                                                   Filed Herewith or
    Under Reg. S-K                 Form 10-K                                        Incorporated Herein by
       Item 601                   Exhibit No.         Description                   Reference
      ----------                  -----------         -----------                   ---------
           4                         4.14             Loan Agreement dated as of    Annual Report on Form 10-K
                                                      November 17, 1995 among       (Filed with the SEC on March
                                                      Community Center One L.L.C.   30, 1996)
                                                      and certain other parties
                                                      named therein

           4                         4.15             Amendment dated June 18,      Current Report on Form 8-K
                                                      1996, to the Credit           (Filed with the SEC on January
                                                      Agreement, dated as of May    14, 1997)
                                                      1, 1995, among the Company,
                                                      the First National Bank of
                                                      Chicago and the First
                                                      National Bank of Boston

           4                         4.16             Revolving Credit Facility,    Annual Report on Form 10-K
                                                      dated as of November 13,      (Filed with the SEC on March
                                                      1996, among the Company and   31, 1997
                                                      National City Bank

           4                         4.17             Loan Agreement dated as of    Current Report on Form 8-K
                                                      May 15, 1997, between         (Filed with the SEC on June
                                                      Community Centers One         18, 1997
                                                      L.L.C., Community Centers
                                                      Two L.L.C., Shoppers World
                                                      Community Center, L.P. and
                                                      Lehman Brothers Holdings
                                                      Inc., d/b/a/ Lehman
                                                      Capital, a Division of
                                                      Lehman Brothers Holdings,
                                                      Inc.

           4                         4.18             Amended and Restated          Current Report on Form 8-K
                                                      Promissory Note, dated as     (Filed with the SEC on June
                                                      of May 15, 1997, between      18, 1997
                                                      Community Centers Two
                                                      L.L.C. and Shoppers World
                                                      Community Center L.P. and
                                                      Lehman Brothers Holdings
                                                      Inc., d/b/a/ Lehman
                                                      Capital, a Division of
                                                      Lehman Brothers Holdings,
                                                      Inc.

      Exhibit No.                                                                   Filed Herewith or
    Under Reg. S-K                 Form 10-K                                        Incorporated Herein by
       Item 601                   Exhibit No.         Description                   Reference
      ----------                  -----------         -----------                   ---------
            4                        4.19             Amended and Restated          Current Report on Form 8-K
                                                      Promissory Note, dated as     (Filed with the SEC on June
                                                      of May 15, 1997, between      18, 1997
                                                      Community Centers One
                                                      L.L.C. and Lehman Brothers
                                                      Holdings Inc., d/b/a/
                                                      Lehman Capital, a Division
                                                      of Lehman Brothers
                                                      Holdings, Inc.

            4                        4.20             Amended and Restated          Current Report on Form 8-K
                                                      Promissory Note, dated as     (Filed with the SEC on June
                                                      of May 15, 1997, between      18, 1997
                                                      Community Centers One
                                                      L.L.C. and Lehman Brothers
                                                      Holdings Inc., d/b/a/
                                                      Lehman Capital, a Division
                                                      of Lehman Brothers
                                                      Holdings, Inc.

            4                        4.21             Second Amendment, dated       Quarterly Report on
                                                      March 31, 1997, to the        Form 10-Q (Filed with the
                                                      Credit Agreement, dated       SEC on May 15, 1997)
                                                      as of May 1, 1995, among
                                                      the Company, the First
                                                      National Bank of Chicago
                                                      and the First National
                                                      Bank of Boston

            4                        4.22             Amended and Restated Credit   Exhibit 4.22 filed herewith
                                                      Agreement, dated as of
                                                      February 24, 1998, among
                                                      the Company and The First
                                                      National Bank of Chicago

            4                        4.23             Form of Fixed Rate Senior     Current Report on Form 8-K
                                                      Medium-Term Note              (Filed with the SEC on
                                                                                    November 7, 1997)

            4                        4.24             Form of Floating Rate         Current Report on Form 8-K
                                                      Senior Medium-Term Note       (Filed with the SEC on
                                                                                    November 7, 1997)

            4                        4.25             Form of Fixed Rate            Current Report on Form 8-K
                                                      Subordinated Medium-Term      (Filed with the SEC on
                                                      Note                          November 7, 1997)

            4                        4.26             Form of Floating Rate         Current Report on Form 8-K
                                                      Subordinated Medium-Term      (Filed with the SEC on
                                                      Note                          November 7, 1997)

           10                        10.1             Registration Rights           Form S-11 Registration No.
                                                      Agreement                     33-54930 (Filed with the SEC
                                                                                    on November 23, 1992; see
                                                                                    Exhibit 10.1 therein)

           10                        10.2             Stock Option Plan             Form S-8 Registration
                                                                                    No. 33-74562 (Filed with the
                                                                                    SEC on January 28, 1994; see
                                                                                    Exhibit 4(a) therein)

           10                        10.3             Employment Agreement          Form S-11 Registration
                                                      between the Company and       No. 33-54930 (Filed with the
                                                      Scott A. Wolstein             SEC on November 23, 1992; see
                                                                                    Exhibit 10.3 therein)

      Exhibit No.                                                                   Filed Herewith or
    Under Reg. S-K                 Form 10-K                                        Incorporated Herein by
       Item 601                   Exhibit No.         Description                   Reference
      ----------                  -----------         -----------                   ---------
          10                         10.4             Employment Agreement          Form S-11 Registration No.
                                                      between the Company and       33-54930 (Filed with the SEC
                                                      James A. Schoff               on November 23, 1992; see
                                                                                    Exhibit 10.4 therein)

          10                         10.5             Limited Partnership           Annual Report on Form 10-K
                                                      Agreement dated as of         (Filed with the SEC on March
                                                      November 16, 1995 among DD    30, 1996)
                                                      Community Centers Three,
                                                      Inc. and certain other
                                                      parties named therein

          10                         10.6             Amended and Restated          Annual Report on Form 10-K
                                                      Limited Liability Company     (Filed with the SEC on March
                                                      Agreement dated as of         30, 1996)
                                                      November 17, 1995 among DD
                                                      Community Centers One, Inc.
                                                      and certain other parties
                                                      named therein

          10                         10.7             Amended and Restated          Annual Report on Form 10-K
                                                      Limited Liability Company     (Filed with the SEC on March
                                                      Agreement dated as of         30, 1996)
                                                      November 17, 1995 among DD
                                                      Community Centers Two, Inc.
                                                      and certain other parties
                                                      named therein

          10                         10.8             Limited Liability Company     Annual Report on Form 10-K
                                                      Agreement dated as of         (Filed with the SEC on March
                                                      November 17, 1995 among the   30, 1996)
                                                      Company and certain other
                                                      parties named therein

          10                         10.9             Purchase and Sale Agreement   Annual Report on Form 10-K
                                                      dated as of October 16,       (Filed with the SEC on March
                                                      1995 among the Company and    30, 1996)
                                                      certain other parties named
                                                      therein


      Exhibit No.                                                                   Filed Herewith or
    Under Reg. S-K                 Form 10-K                                        Incorporated Herein by
       Item 601                   Exhibit No.         Description                   Reference
      ----------                  -----------         -----------                   ---------
          10                         10.10            Directors' Deferred           Annual Report on Form 10-K
                                                      Compensation Plan             (Filed with the SEC on April
                                                                                    1, 1995)

          10                         10.11            Elective Deferred             Annual Report on Form 10-K
                                                      Compensation Plan             (Filed with the SEC on April
                                                                                    1, 1995)

          10                         10.12            Developers Diversified        Current Report on Form 8-K
                                                      Realty Corporation            (Filed with the SEC on January
                                                      Equity-Based Award Plan       14, 1997)

          10                         10.13            Restricted Shares             Current Report on Form 8-K
                                                      Agreement, dated July 17,     (Filed with the SEC on June
                                                      1996, between the Company     18, 1997)
                                                      and Scott A. Wolstein.

          10                         10.14            Performance Units             Current Report on Form 8-K
                                                      Agreement, dated July 17,     (Filed with the SEC on June
                                                      1996, between the Company     18, 1997)
                                                      and Scott A. Wolstein.

          10                         10.15            Program Agreement for         Exhibit 10.15 filed herewith
                                                      Retail Value Investment
                                                      Program, dated as of
                                                      February 11, 1998, among
                                                      Retail Value Management,
                                                      Ltd., the Company and The
                                                      Prudential Insurance
                                                      Company of America

          10                         10.16            Share Option Agreement,       Exhibit 10.16 filed herewith
                                                      dated April 15, 1997,
                                                      between the Company and
                                                      Scott A. Wolstein

          10                         10.17            Share Option Agreement,       Exhibit 10.17 filed herewith
                                                      dated May 12, 1997,
                                                      between the Company and
                                                      Scott A. Wolstein

          12                         12.1             Computation of Ratio of       Form S-3 Registration No.
                                                      Earnings to Fixed Charges     33-94182 (Filed with the SEC
                                                                                    on June 30, 1995; see Exhibit
                                                                                    12 therein)

          22                         22.1             List of subsidiaries          Exhibit 21.1 filed herewith

          23                         23.1             Consent of Price Waterhouse   Exhibit 23.1 filed herewith

                                   SIGNATURES
         ---------------------------------------------------------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION

                    By: /s/ Scott A. Wolstein
                       ---------------------------------------
                   Scott A. Wolstein, Chairman, President and Chief Executive Officer

                  Date:  March 31, 1998
                       ---------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1998.


/s/ Scott A. Wolstein              Chairman, President, Chief Executive Officer
---------------------------        and Director
Scott A. Wolstein                  (principal executive officer)


/s/ James A. Schoff                Executive Vice President, Chief Operating
---------------------------        Officer and Director
James A. Schoff


/s/ William H. Schafer              Vice President and Chief Financial Officer
---------------------------         (principal financial and accounting officer)
William H. Schafer


/s/ William N. Hulett III                    Director
---------------------------
William N. Hulett III


/s/  Walter H. Teninga                       Director
----------------------------
Walter H. Teninga


/s/ Albert T. Adams                          Director
----------------------------
Albert T. Adams


/s/ Ethan Penner                             Director
-----------------------------
Ethan Penner

/s/ Dean S. Adler                            Director
------------------------------
Dean S. Adler

                          INDEX TO FINANCIAL STATEMENTS


DEVELOPERS DIVERSIFIED REALTY CORPORATION

                                                                                    Page
Financial Statements:                                                              ------

         Report of Independent Accountants .....................................     F-2
         Consolidated Balance Sheets at December 31, 1997 and 1996 .............     F-3
         Consolidated Statements of Operations for the three years ended
            December 31, 1997 ..................................................     F-4
         Consolidated Statements of Shareholders' Equity for the three
            years ended December 31, 1997 ......................................     F-5
         Consolidated Statements of Cash Flows for the three years ended
            December 31, 1997 ..................................................     F-6
         Notes to Consolidated Financial Statements ............................     F-7

         Financial Statement Schedules:

               II  -  Valuation and Qualifying Accounts and reserves for the
                      three years ended December 31, 1997 ......................     F-21
              III  -  Real Estate and Accumulated Depreciation at
                      December 31, 1997 ........................................     F-22

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Developers Diversified Realty Corporation



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Developers Diversified Realty Corporation ("Company") and its subsidiaries at Decembers 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Cleveland, Ohio
February 12, 1998



CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

                                                                                                  December 31,

ASSETS                                                                                       1997           1996
Real estate rental property:                                                            ------------  --------------

   Land                                                                                 $   183,809    $   122,696
   Land under development                                                                    23,668         27,305
   Construction in progress                                                                  28,130         28,364
   Buildings                                                                              1,071,717        798,477
   Fixtures and tenant improvements                                                          18,418         14,805
                                                                                        ------------  --------------
                                                                                          1,325,742        991,647
   Less accumulated depreciation                                                           (171,737)      (142,039)
                                                                                        ------------  --------------
     Real estate, net                                                                     1,154,005        849,608

Other real estate investments                                                                72,149             --
Cash and cash equivalents                                                                        18             13
Accounts receivable, net                                                                     16,282         11,439
Notes receivable                                                                              4,081             --
Advances to and investments in joint ventures                                               136,267        106,796
Deferred charges, net                                                                         4,668          4,296
Other assets                                                                                  4,448          2,974
                                                                                        ------------  --------------
                                                                                        $ 1,391,918    $   975,126
                                                                                        ============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
   Fixed rate senior notes                                                              $   392,254    $   215,493
   Revolving credit facilities                                                              139,700         95,500
   Subordinated convertible debentures                                                       46,891         60,000
                                                                                        ------------  --------------
                                                                                            578,845        370,993
Mortgage indebtedness                                                                        89,676        107,439
                                                                                        ------------  --------------
     Total indebtedness                                                                     668,521        478,432

Accounts payable and accrued expenses                                                        28,601         20,921
Other liabilities                                                                             9,100          6,437
Minority equity interest                                                                     16,293             --
Operating partnership minority interests                                                        353             --
                                                                                        ------------  --------------
     Total liabilities and minority interests                                               722,868        505,790
                                                                                        ------------  --------------

Commitments and contingencies (Note 14)
Shareholders' equity:
   Class A 9.5% cumulative redeemable preferred shares, without par value, $250 liquidation value; 1,500,000 shares authorized; 421,500 shares
     issued and outstanding at December 31, 1997 and 1996                                   105,375        105,375
   Class B 9.44% cumulative redeemable preferred shares, without par value,
     $250 liquidation value; 1,500,000 shares authorized; 177,500 shares
     issued and outstanding at December 31, 1997 and 1996                                    44,375         44,375
   Common shares, without par value, $.10 stated value; 50,000,000 shares authorized;
     27,687,576 and 21,682,917 shares issued and outstanding at December 31,
     1997 and 1996, respectively                                                              2,769          2,168
   Paid-in-capital                                                                          580,509        369,417
   Accumulated dividends in excess of net income                                            (63,517)       (51,384)
                                                                                       ------------  --------------
                                                                                            669,511        469,951
   Less: Unearned compensation - restricted stock                                              (461)          (615)
                                                                                       ------------  --------------
                                                                                            669,050        469,336
                                                                                       ------------  --------------
                                                                                        $ 1,391,918    $   975,126
                                                                                       ============  ==============


The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

                                                                                           Year Ended December 31,
                                                                                1997                1996                1995
                                                                              --------            ---------           ---------
Revenues from operations:
   Minimum rents                                                              $123,998            $ 96,285            $ 82,722
   Percentage and overage rents                                                  2,343               1,862               1,663
   Recoveries from tenants                                                      32,377              24,128              19,255
   Management fee income                                                         2,914               2,632                 556
   Other                                                                         7,408               5,998               3,609
                                                                              --------            ---------           ---------
                                                                               169,040             130,905             107,805
                                                                              --------            ---------           ---------

Rental operation expenses:

   Operating and maintenance                                                    15,961              12,399               9,253
   Real estate taxes                                                            20,001              14,589              12,593
   General and administrative                                                   11,055               8,135               6,223
   Interest                                                                     35,558              29,888              29,595
   Depreciation and amortization                                                32,313              25,062              21,865
                                                                              --------            ---------           ---------
                                                                               114,888              90,073              79,529
                                                                              --------            ---------           ---------

Income before equity in net income of joint ventures, gain on sales
   of real estate, allocation to minority interests and extraordinary item      54,152              40,832              28,276

Equity in net income of joint ventures                                          10,893               8,710                 486
Gain on sales of real estate                                                     3,526                   -                 300
                                                                              --------            ---------           ---------
Income before allocation to minority interests and extraordinary item           68,571              49,542              29,062
Income allocated to minority interests                                          (1,049)                  -                   -
Extraordinary item - extinguishment of debt-deferred
   finance costs written off                                                         -                   -              (3,557)
                                                                              --------            ---------           ---------
Net income                                                                    $ 67,522            $ 49,542            $ 25,505
                                                                              --------            ---------           ---------
Net income applicable to common shareholders                                  $ 53,322            $ 35,342            $ 24,250
                                                                              ========            =========           =========
Per share data:

   Earnings per common share - basic:

     Income before extraordinary item                                            $2.06               $1.67               $1.48
     Extraordinary item                                                           -                   -                  (0.19)
                                                                              --------            ---------           ---------


     Net income                                                                  $2.06               $1.67               $1.29
                                                                              ========            =========           =========
   Earnings per common share - diluted:

     Income before extraordinary item                                            $2.05               $1.67               $1.47
     Extraordinary item                                                              -                   -               (0.19)

                                                                              --------            ---------           ---------
     Net income                                                                  $2.05               $1.67               $1.28
                                                                              ========            =========           =========


The accompanying notes are an integral part of these financial statements


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share amounts)

                                                Class A      Class B      Common
                                               Preferred    Preferred     Shares                Accumulated    Unearned
                                             Shares ($250   Shares (250   ($.10                Dividends in  Compensation-
                                                stated        stated      stated     Paid-in     Excess of    Restricted
                                                value)        value)      value)     Capital    Net Income       Stock      Total
                                             --------------------------------------------------------------------------------------
Balance, December 31, 1994                    $      --   $      --   $   1,608   $ 220,608    $ (18,708)    $      --    $ 203,508
Issuance of 15,850 common shares for
   cash related to exercise of stock options,
   employee 401(k) plan and dividend
   reinvestment plan                                 --          --           1         367           --           --          368
Issuance of 2,875,000 common shares for
   cash - underwritten offering                      --          --         288      76,219           --           --       76,507
Issuance of 421,500 Class A preferred shares
   for cash - underwritten offering             105,375          --          --      (3,884)          --           --      101,491
Issuance of 160,000 Class B preferred shares
   for cash - underwritten offering                  --      40,000          --      (1,467)          --           --       38,533
Net income                                           --          --          --          --       25,505           --       25,505
Dividends declared - common shares                   --          --          --          --      (40,959)          --      (40,959)
Dividends declared - preferred shares                --          --          --          --         (792)          --         (792)
                                              ------------------------------------------------------------------------------------
Balance, December 31, 1995                      105,375      40,000       1,897     291,843      (34,954)          --      404,161

Issuance of 77,474 common shares for cash
   related to exercise of stock options,
   employee 401(k) plan and dividend
   reinvestment plan                                 --          --           7       1,873           --           --        1,880
Issuance of 25,000 common shares related
   to restricted stock plan (5,000 vested
   in 1996)                                          --          --           3         766           --         (615)         154
Issuance of 2,611,500 common shares for
   cash - underwritten offering                      --          --         261      75,128           --           --       75,389
Issuance of 17,500 Class B preferred shares
   for cash - underwritten offering                  --       4,375          --        (193)          --           --        4,182
Net income                                           --          --          --          --       49,542           --       49,542
Dividends declared - common shares                   --          --          --          --      (51,889)          --      (51,889)
Dividends declared - preferred shares                --          --          --          --      (14,083)          --      (14,083)
                                                ------------------------------------------------------------------------------------
Balance, December 31, 1996                      105,375      44,375       2,168     369,417      (51,384)        (615)     469,336

Issuance of 137,145 common shares for cash
   related to exercise of stock options,
   employee 401(k) plan and dividend
   reinvestment plan                                 --          --          14       3,495           --           --        3,509
Issuance of 5,474,760 common shares for
   cash - underwritten offerings                     --          --         548     194,713           --           --      195,261
Vesting of restricted stock                          --          --          --          --           --          154          154
Conversion of debentures into 392,754
   common shares                                     --          --          39      12,884           --           --       12,923
Net income                                           --          --          --          --       67,522           --       67,522
Dividends declared - common shares                   --          --          --          --      (65,455)          --      (65,455)
Dividends declared - preferred shares                --          --          --          --      (14,200)          --      (14,200)
                                              ------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                    $ 105,375   $  44,375   $   2,769   $ 580,509    $ (63,517)   $    (461)   $ 669,050
                                              =========   =========   =========   =========     =========   ===========  =========



The accompanying notes are an integral part of these financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

                                                                                           Year Ended December 31,
                                                                                     1997         1996         1995
                                                                                  -----------------------------------
Cash flow operating activities:
   Net income                                                                     $  67,522    $  49,542    $  25,505
   Adjustments to reconcile net income to net cash flow provided by operating activities:

       Depreciation and amortization                                                 32,313       25,062       21,865
       Amortization of deferred finance costs                                         1,399        1,686        1,749
       Write-off of deferred finance costs                                               --           --        3,513
       Equity in net income of joint ventures                                       (10,893)      (8,710)        (486)
       Cash distributions from joint ventures                                        10,185        8,646           --
       Gain on sales of real estate                                                  (3,526)          --         (300)
       Net change in accounts receivable                                             (4,907)      (4,478)      (2,835)
       Net change in accounts payable and accrued expenses                            1,369        1,061        2,699
       Net change in other operating assets and liabilities                             921        3,011       (2,671)
                                                                                  ---------    ---------    ---------
         Total adjustments                                                           26,861       26,278       23,534
                                                                                  ---------    ---------    ---------
         Net cash flow provided by operating activities                              94,383       75,820       49,039
                                                                                  ---------    ---------    ---------
Cash flow from investing activities:
   Real estate developed or acquired                                               (391,798)    (185,667)    (149,096)
   Equity contributions to joint ventures                                            (8,093)     (14,870)     (74,277)
   Repayments from (advances to) joint ventures, net                                (22,085)        (855)         283
   Issuance of notes receivable                                                      (4,081)          --           --
   Proceeds from sale of real estate                                                  9,837        1,722        5,892
                                                                                  ---------    ---------    ---------
         Net cash flow used for investing activities                               (416,220)    (199,670)    (217,198)
                                                                                  ---------    ---------    ---------
Cash flow from financing activities:
   Proceeds from (repayment of) revolving credit facilities, net                     44,200       26,600       (2,138)
   Repayment of Floating Rate Senior Notes                                               --           --     (100,000)
   Repayment of construction loans                                                       --           --      (14,682)
   Principal payments on rental property debt                                       (17,764)     (32,204)      (9,291)
   Proceeds from construction loans                                                      --        2,924       17,938
   Proceeds from issuance of Medium Term Notes, net of underwriting commissions and $200, $300 and $30 of offering expenses paid
     in 1997, 1996 and 1995, respectively                                           101,234      110,898        3,968
   Proceeds from issuance of Fixed Rate Senior Notes, net of
     underwriting commissions and discounts and $500 and $400 of
     offering expenses paid in 1997 and 1995, respectively                           74,147           --       98,543
   Proceeds from call premium of Fixed Rate Senior Notes                              1,430           --           --
   Payment of deferred finance costs (bank borrowings)                                 (674)          --       (2,233)
   Proceeds from issuance of common shares, net of underwriting commissions and
     $900, $300 and $400 of offering expenses paid
     in 1997, 1996 and 1995, respectively                                           195,261       75,389       76,506
   Proceeds from issuance of Class A preferred shares, net of
     underwriting commissions and $500 of offering expenses paid                         --           --      101,491
   Proceeds from issuance of Class B preferred shares, net of underwriting commissions and $200 of offering expenses paid
     in 1996 and 1995                                                                    --        4,182       38,533
   Proceeds from issuance of common shares in conjunction with
     exercise of stock options, 401(k) plan and dividend reinvestment plan            3,663        2,034          368
   Dividends paid                                                                   (79,655)     (65,972)     (41,751)
                                                                                  ---------    ---------    ---------
       Net cash provided by financing activities                                    321,842      123,851      167,252
                                                                                  ---------    ---------    ---------
         Increase (decrease) in cash and cash equivalents                                 5            1         (907)
   Cash and cash equivalents, beginning of year                                          13           12          919
                                                                                  ---------    ---------    ---------

   Cash and cash equivalents, end of year                                         $      18    $      13    $      12
                                                                                  =========    =========    =========


The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

NATURE OF BUSINESS

Developers Diversified Realty Corporation, subsidiaries and related real estate joint ventures (the "Company" or "DDR") are engaged in the business of acquiring, expanding, owning, developing, managing and operating neighborhood and community shopping centers, enclosed malls and business centers. The Company's centers are typically anchored by discount department stores (usually Wal-Mart, Kmart, Target or JCPenney), supermarkets and drug stores which usually offer day-to-day necessities. The tenant base includes primarily national and regional retail chains and local retailers, consequently, the Company's credit risk is concentrated in the retail industry.

Revenues derived from the Company's two largest tenants, Wal-Mart and Kmart, aggregated 12.3%, 15.6% and 19.7% of total revenues, including joint venture revenues, for the years ended December 31, 1997, 1996 and 1995, respectively, as follows:

          Year             Wal-Mart              Kmart
          ----             --------              -----
          1997                7.1%               5.2%
          1996                9.3%               6.3%
          1995               12.3%               7.4%

The total percentage of Company owned gross leasable area, including joint venture gross leasable area, attributed to Wal-Mart and Kmart was 11.4% and 9.7%, respectively, at December 31, 1997. The Company's ten largest tenants comprised 25.6%, 32.2% and 34.0% of total revenues for the years ended December 31, 1997, 1996 and 1995, respectively. Management believes the Company's portfolio is diversified in terms of location of its shopping centers and its tenant profile. Adverse changes, in general or local economic conditions, could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. During 1997 and 1996, certain national and regional retailers experienced financial difficulties and several filed for protection under bankruptcy laws. Although the Company has experienced an increase in the number of tenants filing for protection under bankruptcy laws, no significant bankruptcies have occurred affecting the Company's portfolio of tenants.

PRINCIPLES OF CONSOLIDATION

All majority owned subsidiaries are included in the consolidated financial statements and all significant intercompany balances and transactions have been eliminated in consolidation. At December 31, 1997, the Company owned, through various joint ventures and limited liability corporations, a 50% interest in 13 operating shopping centers (13 in 1996 and 11 in 1995) and a 35% interest in one shopping center which was acquired in 1997. These investments are presented using the equity method of accounting and are discussed in Note 2.

STATEMENT OF CASH FLOWS AND SUPPLEMENTAL
DISCLOSURE OF NON-CASH INVESTING AND
FINANCING INFORMATION

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Non-cash investing and financing activities are summarized as follows (in millions):

                                                      For the year
                                                    ended December 31,
                                                    1997  1996    1995
                                                   ------ -----  -----
Conversion of debentures and related

   deferred finance costs                         $  12.9   $ --   $  --
Issuance of minority interest and operating

   partnership units relating to shopping

   center acquisitions                               16.6     --      --
Contribution of net assets to joint ventures          0.5    5.2      --
Mortgages assumed, shopping center
   acquisitions                                        --     --    15.7
Other liabilities assumed, shopping
   center acquisitions                                6.2    1.1     0.8
Accounts payable related to construction
   in progress                                        0.2    5.3     2.8
Note receivable exchanged in partial
   consideration of property acquisition               --     --     1.9


The foregoing transactions did not provide or use cash and, accordingly, they are not reflected in the statements of cash flows.

REAL ESTATE

Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property's estimated undiscounted future cash flows, including estimated proceeds from disposition.

Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:
----------------------------------------------------------------
   Buildings                   18 to 31 years
---------------------------   ----------------------------------

   Furniture / Fixtures and    Useful lives, which approximate
      Tenant Improvements      lease terms, where applicable
--------------------------    ----------------------------------

Depreciation expense was $32.3 million, $25.1 million and $21.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations which improve or extend the life of the asset are capitalized.

Included in land at December 31, 1997 was undeveloped real estate, generally outlots or expansion pads adjacent to the shopping centers and enclosed malls owned by the Company (excluding shopping centers owned through joint ventures)which aggregated approximately 167 acres at 65 sites.

Construction in progress includes shopping center developments and significant expansions and re-developments. The Company capitalizes interest on funds used for the construction or expansion of shopping centers. Capitalization of interest ceases when construction activities are completed and the property is available for occupancy by tenants. For the years ended December 31, 1997, 1996 and 1995, the Company capitalized interest of $4.0 million, $3.3 million, and $2.5 million, respectively. In addition, the Company capitalized certain construction administration costs of $1.3 million, $1.1 million and $0.6 million in 1997, 1996 and 1995, respectively.

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

ACCOUNTS RECEIVABLE

Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of approximately $2.4 million and $1.8 million at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996 straight-line rent receivables, net of a provision for uncollectible amounts, aggregated $2.8 million and $0.8 million, respectively.

GAIN ON SALES OF REAL ESTATE

Gain on sales of real estate generally relates to the sale of outlots and land adjacent to existing shopping centers and are recognized at closing when the earnings process is deemed to be complete. During 1997, the Company sold two business centers and a shopping center and recognized an aggregate gain of $3.5 million.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses include internal leasing and legal salaries and related expenses which are charged to operations as incurred. All internal personnel costs associated with the acquisition of real estate are expensed as incurred.

INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the life of the building. Interest paid during the years ended December 31, 1997, 1996 and 1995 aggregated $36.2 million, $31.2 million and $29.6 million, respectively.

FEDERAL INCOME TAXES

The Company has elected to be taxed as a qualified Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a REIT, the Company is entitled to a tax deduction for the amount of dividends paid its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only, provided it distributes at least 95% of its taxable income and meets certain other REIT qualification requirements. As the Company distributed sufficient taxable income for the years ended December 31, 1997, 1996 and 1995, no U.S. Federal income or excise taxes were incurred.

The tax basis of assets and liabilities exceeds the amounts reported in the accompanying financial statements by approximately $111 million, $108 million and $104 million at December 31, 1997, 1996 and 1995, respectively.

NEW ACCOUNTING STANDARDS

Effective December 31, 1997, the Company implemented Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share (See Note 17).

RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

2. EQUITY INVESTMENTS IN JOINT VENTURES
---------------------------------------

The Company's equity investments in joint ventures at December 31, 1997 was comprised of (i) a 50% joint venture interest in each of four joint ventures (collectively, the "Community Center Joint Ventures") comprised of ten shopping center properties (aggregating approximately 4.0 million square feet) and several outparcels, formed in November 1995; (ii) a 50% joint venture interest, formed in September 1996, with the Ohio State Teachers Retirement System (OSTRS) relating to two shopping center properties aggregating approximately 0.5 million square feet; (iii) a 50% joint venture interest, formed in October 1996, in conjunction with the development of a shopping center in Merriam, KS, aggregating approximately 0.4 million square feet; (iv) a 50% joint venture interest in a partnership that owns a 0.4 million square foot shopping center located in Martinsville, VA, which was formed in January 1993 and (v) a 35% joint venture interest in a limited partnership that owns a 0.3 million square foot shopping center located in San Antonio, TX, which was formed in January 1997.

Combined condensed financial information of the Company's joint venture investments is summarized as follows (in thousands):



COMBINED BALANCE SHEETS                         December 31,
                                             1997       1996
                                           --------   --------
   Real estate, net                        $623,993   $561,625
   Other assets                              25,817     16,012
                                           --------   --------
                                           $649,810   $577,637
                                           ========   ========
   Mortgage debt                           $389,160   $360,114
   Amounts payable to DDR                    32,667     10,747
   Other liabilities                          9,549      7,782
                                           --------   --------
                                            431,376    378,643
   Accumulated equity                       218,434    198,994
                                           --------   --------
                                           $649,810   $577,637
                                           ========   ========

COMBINED STATEMENTS OF OPERATIONS           For the years ended December 31,
                                             1997       1996       1995
                                           --------   --------   --------
   Revenues from operations                $ 82,434   $ 63,681   $  9,356
                                           --------   --------   --------
   Rental operation expenses                 20,189     16,192      2,377
   Depreciation and amortization expense     11,658      8,924      1,755
   Interest expense                          29,540     21,146      4,252
                                           --------   --------   --------
                                             61,387     46,262      8,384
                                           --------   --------   --------
   Income before gain on sale of land        21,047     17,419        972
   Gain on sale of land                       1,085         --         --
                                           --------   --------   --------
   Net income                              $ 22,132   $ 17,419   $    972
                                           ========   ========   ========

At December 31, 1997 and 1996, advances to and investments in joint ventures include acquisition, transaction and other capitalizable costs, including interest, related to the Community Center Joint Ventures of approximately $1.5 million and $2.7 million, respectively, and the Merriam joint venture of approximately $1.4 million and $0.7 million, respectively. At December 31, 1997 and 1996, deferred development fees of approximately $1.0 million and a deferred gain of approximately $5.9 million related to the contribution of property upon formation of the OSTRS joint venture. In addition, the Company capitalized interest of $0.5 million in 1997 and none in 1996 associated with its investment in the Merriam joint venture which has been under construction since its formation.

The Company provides property management services to the joint ventures. Included in management fee income is $2.7 million, $2.1 million and $0.2 million for the years ended December 31, 1997, 1996 and 1995, respectively, related to these services. Other income includes development fee income from the joint ventures of $0.6 million, $0.7 million and $0.5 million in 1997, 1996 and 1995, respectively. Cash distributions are made from the joint ventures to the extent that "net cash flows", as defined in the joint venture agreements, are generated. During 1997, 1996 and 1995, the joint ventures distributed an aggregate of $10.2 million, $8.6 million and $0.2 million, respectively, to its joint venture partners.

On November 17, 1995, the Company, in conjunction with certain joint venture partners described below, acquired the Homart Community Center Division of Sears from an affiliate of General Growth Properties, Inc. General Growth Properties, Inc. had contracted to purchase the Homart Community Center Division as part of its acquisition of Homart Development Co., a subsidiary of Sears. The Homart Community Center Division included ten power centers, aggregating in excess of four million square feet of Gross Leaseable Area ("GLA"), located in major metropolitan areas throughout the United States and several outlots and pad sites adjacent to the ten power centers and certain other power centers previously sold by Sears (the "Community Center Properties"). At the date of acquisition, construction of seven of the ten power centers was complete or substantially complete and three of the power centers were under construction. Construction of the three centers was substantially completed during 1997 and 1996.

The Community Center Properties are owned by the Community Center Joint Ventures. The Company, or a wholly owned subsidiary of the Company, and its joint venture partners each purchased a 50% interest in each Community Center Joint Venture. The Company's joint venture partners are a consortium of third party investors, including a private REIT, owned by institutional investors advised by DRA Advisors, Inc. ("DRA"), three limited partnerships whose respective limited partners are pension funds and whose general partners are affiliates of DRA and one corporation whose owners are affiliates of DRA. In addition to owning a 50% interest in each Community Center Joint Venture, the Company manages the Community Center Properties and related developments pursuant to management and development agreements with each of the Community Center Joint Ventures.

The joint venture agreements with DRA include provisions whereby each partner has the right to trigger a purchase or sale of its interest in the joint ventures (Reciprocal Purchase Rights) or to initiate a purchase and sale of the properties (Property Purchase Rights). These rights become effective after November 17, 1999 or if either party is in default of the joint venture agreements.

In addition, at any time after November 17, 1998, the Company's joint venture partners may convert all, or a portion of, their respective interests in such joint ventures into common shares of the Company. The terms of the conversion are set forth in the governing documents of such joint ventures. However, if the joint venture partners elect to convert their respective interest into common shares, the Company will have the sole option to pay cash instead of issuing common shares. If the Company agrees to the issuance of common shares, the agreement provides that the converting joint venture partner will execute a lock-up arrangement acceptable to the Company.

In October 1997, the Company advanced $12.5 million to the Community Centers Joint Ventures. The Company's advance is evidenced by a note requiring monthly payments of interest calculated at LIBOR plus 1.1%. Principal is due from capital proceeds, as defined in the joint venture agreement. All outstanding principal and interest is due on the tenth anniversary of the joint venture agreement. The Company recorded interest income of $0.2 million in 1997 relating to this advance.

In September 1996, the Company entered into a joint venture with OSTRS. In conjunction with the formation of the joint venture, the Company transferred two shopping centers with a net book value of $41.6 million and non-recourse mortgage debt aggregating $36.4 million in exchange for a 50% interest in the joint venture. At the date of transfer, the contribution made by the Company had a net fair value of $11.6 million and OSTRS funded an initial cash contribution of $11.6 million for its 50% interest. The cash contribution was used to repay a portion of the non-recourse mortgage debt. The Company continues to manage the two properties pursuant to a management agreement.

In 1993, the Company advanced $9.0 million to the Martinsville, Virginia joint venture which utilized these funds to repay a portion of its first mortgage debt. The Company's advance is evidenced by a note requiring monthly payments of principal and interest at the rate of 9.25% per annum with a final maturity of 1999. In addition, in 1997 and 1996, the Company had advanced a total of $6.1 million and $1.1 million, respectively, to the joint venture for the construction and re-tenanting of vacant space. The Company's advances are evidenced by notes with interest calculated at prime plus 1% (9.5% at December 31, 1997). In accordance with the joint venture agreement, construction or operating advances must be repaid before any capital distributions can be made. The Company recorded interest income of $1.0 million in 1997 and $0.8 million for each of the years ended December 31, 1996 and 1995, relating to these advances.

In October 1996, the Company formed a joint venture with DD Merriam, L.P., which is advised by DRA Advisors, Inc., to develop and manage a shopping center in Merriam, Kansas. This project was one of the development sites acquired in conjunction with the acquisition of the Homart Community Center Division. The joint venture is 50% owned by the Company and 50% owned by DD Merriam, L.P. The Company manages the shopping center and related development pursuant to management and development agreements. At December 31, 1997 and 1996, the Company had advanced $5.8 million and $1.1 million, respectively, to pay for certain construction related costs. The advances accrue interest at 8% per annum and are to be repaid from the proceeds of construction financing, scheduled to close in 1998. Total interest earned by the Company relating to these advances aggregated $0.3 million in 1997 (none in 1996).

In January 1997, the Company formed a joint venture with certain institutional investors, which are advised by DRA Advisors, Inc., to acquire a 0.3 million square foot shopping center located in San Antonio, Texas. The aggregate cost of the shopping center, including the assumption of approximately $26.7 million of debt, was approximately $38.3 million of which the Company's proportionate ownership share is 35%. The Company contributed approximately $3.5 million of equity and manages the shopping center pursuant to a management agreement.

DRA and the Company each have the right (Reciprocal Purchase Rights) to trigger a purchase or sale of its interest in the Merriam and San Antonio joint ventures after one and three years, respectively, subsequent to the acquisition of each respective property. The Reciprocal Purchase Rights give both Managers the rights, under certain circumstances, to establish a price, following which the other party has the right to purchase the interest of the other party, or sell its interest to the other party, at that price. In addition, any time after two and three years from the date of the San Antonio and Merriam agreements, respectively, DRA may convert all or a portion of its respective interest in each joint venture into common shares of the Company. If DRA elects to convert its respective interest into common shares of the Company, the Company will have the sole option to pay cash instead of issuing common shares.

3. Acquisitions and Pro Forma Financial Information
---------------------------------------------------

During the years ended December 31, 1997, 1996 and 1995, the Company completed the acquisition of 22 shopping centers, excluding those acquired through joint ventures as discussed in Note 2, (7 in 1997, 5 in 1996 and 10 in 1995) with an aggregate of 4.9 million Company owned gross leasable square feet (GLA) at a total purchase price of $463.4 million. These acquisitions were accounted for using the purchase method of accounting. These properties are summarized as follows:

                                                    Acquisition                 Effective Date       Year         Company
Center                                               Location                   of Acquisition       Built          GLA

---------------------------------          --------------------------------     --------------       -----        ---------

1997 Acquisitions:
GREAT NORTHERN PLAZA NORTH &SOUTH          CLEVELAND, (NORTH OLMSTED) OH         JANUARY, 1997       1958          619,327
FOOTHILLS TOWNE CENTER                     AHWATUKEE, AZ                           MARCH, 1997       1996          491,689
EAGAN PROMENADE                            EAGAN, MN                                JULY, 1997       1997          243,282
MIDWAY MARKETPLACE                         ST. PAUL, MN                             JULY, 1997       1997          313,781
COOKS CORNER                               BRUNSWICK, ME                          AUGUST, 1997       1965          290,784
CENTENNIAL PROMENADE                       DENVER, CO                            OCTOBER, 1997       1997          336,944
SPRING CREEK CENTRE                        FAYETTEVILLE, AR                     NOVEMBER, 1997       1997          139,277
                                                                                                                 ---------
   TOTAL 1997 ACQUISITIONS                                                                                       2,435,084
1996 Acquisitions:                                                                                               =========

Arrowhead Crossing                         Phoenix (Peoria), AZ                     July, 1996       1995          346,680
Maple Grove Crossing                       Minneapolis (Maple Grove), MN            July, 1996       1995          250,436
Highland Grove                             Highland, IN                             July, 1996       1995          294,115
Eastchase Market                           Fort Worth, TX                           July, 1996       1995          205,027
Tanasbourne Town Center                    Portland, OR                           August, 1996       1995          151,970
                                                                                                                 ---------
   Total 1996 Acquisitions                                                                                       1,248,228
                                                                                                                 =========
1995 ACQUISITIONS:
Airport Square Shopping Center             Toledo, OH                           February, 1995       1993          187,674
North Road Plaza                           Orangeburg, SC                          March, 1995       1994           22,200
Northtowne Shopping Center                 Anderson, SC                            March, 1995       1993           14,250
Wando Crossing Shopping Center             Mt. Pleasant, SC                        March, 1995       1992          205,032
Jacksonville Regional Shopping Center      Jacksonville, FL                        March, 1995       1988          219,073
The Shoppes of Boot Ranch                  Palm Harbor, FL                           May, 1995       1990           52,395
East Forest Plaza                          Columbia, SC                         November, 1995       1995           46,700
Eastwood Festival Centre                   Birmingham, AL                       November, 1995       1989          284,475
Enterprise Plaza                           Huntsville, AL                       December, 1995       1995           41,000
Green Ridge Square Shopping Center         Walker, MI                           December, 1995       1989          133,981
                                                                                                                 ---------
   Total 1995 Acquisitions                                                                                       1,206,780
                                                                                                                 ---------
   Total Acquisitions                                                                                            4,890,092
                                                                                                                 =========


The operating results of the acquired shopping centers are included in the results of operations of the Company from the date of purchase, including the acquisition of properties owned through joint ventures, discussed in Note 2. The properties owned through joint ventures are included in equity in net income of joint ventures in the statements of operations for the years ended December 31, 1997, 1996 and 1995.

The following unaudited supplemental proforma information is presented to reflect the effects of the common share offerings, preferred share offerings, debt offerings and the property acquisitions consummated through December 31, 1997, including the joint venture acquisitions (Note 2), as if all such transactions had occurred on January 1, 1996 with regard to the 1997 and 1996 acquisitions and as if all such transactions relating to the 1995 and 1996 acquisitions had occurred on January 1, 1995. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

                                                    For the years ended
                                                       December 31,
                                                       (Unaudited)

                                             1997(a)       1996(b)       1995(c)
                                            --------      --------      --------

Pro forma revenues                          $172,113      $140,544      $114,016
                                            ========      ========      ========


Pro forma income before
   extraordinary item                       $ 69,521      $ 53,273      $ 47,106
                                            ========      ========      ========
Pro forma net income applicable
   to common shareholders                   $ 55,321      $ 39,074      $ 29,349
                                            ========      ========      ========

Pro forma net income applicable
   to common shareholders:
     Basic                                  $   2.12      $   1.70      $   1.37
                                            ========      ========      ========

     Diluted                                $   2.10      $   1.70      $   1.36
                                            ========      ========      ========



(a) Reflects revenues and expenses of the properties acquired in 1997 for the period January 1, 1997 through the effective date of acquisition. Operating results for the Company's acquired properties located in San Antonio, TX; Ahwatukee, AZ; Eagan, MN; St. Paul, MN and Denver, CO are not reflected in the 1997 pro forma information prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful.

(b) Reflects revenues and expenses of the properties acquired in 1997 and 1996 for the period January 1, 1996 through the effective date of acquisition. Operating results for the Company's acquired properties located in Phoenix, AZ; Maple Grove, MN; Highland, IN; Fort Worth, TX; Portland, OR; San Antonio, TX; Ahwatukee, AZ; Eagan, MN; St. Paul, MN and Denver, CO are not reflected in the 1996 pro forma information prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful.

(c) Reflects revenues and expenses of the properties acquired in 1996 and 1995 for the period January 1, 1995 through the dates of acquisition. Operating results for all five of the Company's 1996 acquired properties and 1995 acquired properties located in Orangeburg, SC; Anderson, SC; Columbia, SC and Huntsville, AL and with regard to the acquisition of the Community Center Properties the shopping centers located in Durham, NC; Marietta, GA; Independence, MO; Atlanta, GA and Phase II of Framingham, MA are not reflected in the 1995 pro forma information prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful.


4. OTHER REAL ESTATE INVESTMENTS

In December 1997, the Company and Hendon Associates formed a joint venture to acquire 33 retail sites, formerly occupied by Best Products, from Metropolitan Life. Under the terms of the joint venture with Hendon Associates, the Company advanced the capital to fund the purchase price of the assets. The 33 retail sites, are located in 13 states with concentrations in Ohio, California and New Jersey. These sites were acquired at an initial cost of approximately $54.5 million. In February 1998, the Company's joint venture interest was contributed to the Retail Value Fund, a joint venture with Prudential Real Estate Investors (Note 18).

Additionally, in December 1997, the Company acquired a 42.5% ownership interest in a 584,000 square foot shopping center, located in Princeton, NJ for an initial cost of approximately $7.7 million. During the first quarter of 1998, the Company anticipates acquiring the balance of the ownership interest in the property through the issuance of approximately 11,850 operating partnership units and the assumption of approximately $27.7 million of debt. The total purchase price of the shopping center, including liabilities assumed, is expected to be approximately $36.4 million. The Company also acquired a 45.1% ownership interest in an adjacent development site at an initial cost of approximately $9.9 million. Upon completion of construction, the Company anticipates acquiring the remaining ownership interest for cash and operating partnership units. The Company is awaiting the mortgagor's final consent prior to acquiring the remaining interest. In the event that final approval is not received, the purchase can be rescinded.

5. NOTES RECEIVABLE

At December 31, 1997, notes receivable aggregated $4.1 million and was comprised of two notes. The Company acquired a 50% participating interest together with Bank of America National Trust in a construction loan receivable secured by a first mortgage on certain real estate relating to a 0.5 million square foot shopping center development in Phoenix, AZ. The note, aggregating approximately $3.1 million at December 31, 1997, bears interest at the rate of 8.5% per annum and is due in July 1999. The Company has committed to fund up to $10.5 million, or 50%, of the aggregate construction loan and has received a first right of refusal on the purchase of the property upon completion of construction. In addition, the Company provided an advance of $1.0 million to a west coast developer in accordance with a master partnership agreement. The note is secured by certain rights in future development projects and a personal guaranty. The note bears interest at 10.5% and is due in March 1999. The Company is committed to advance a total of $1.2 million.

6. DEFERRED CHARGES

Deferred charges consist of the following (in thousands):

                                                December 31,
                                               1997     1996
                                             -------   -------


Deferred financing costs                     $ 9,056   $ 7,301
Organization costs                               146       144
                                             -------   -------
                                               9,202     7,445
Less-accumulated amortization                 (4,534)   (3,149)
                                             -------   -------
                                             $ 4,668   $ 4,296
                                             =======   =======



The Company incurred deferred finance costs aggregating $1.9 million and $1.0 million in 1997 and 1996, respectively, primarily relating to the Company's issuance of Senior Notes (Note 8) and unsecured revolving credit agreements (Note 7). Amortization of deferred charges was $1.4 million, $1.5 million and $1.7 million for the years ended December 1997, 1996 and 1995, respectively.

During 1995, the Company wrote off $3.6 million (none in 1996 and 1997) of unamortized deferred finance costs in conjunction with the repayment of certain secured indebtedness.

7. REVOLVING CREDIT FACILITIES

In May 1995, the Company obtained a three year $150 million unsecured revolving credit facility from a syndicate of financial institutions for which the First National Bank of Chicago serves as agent (the "Unsecured Credit Facility"). In June 1996, the Company renegotiated the terms of this facility to extend the agreement one year, to May 1999, reduce the specified spread over LIBOR and reduced the unused commitment fees. In March 1997, the Company again renegotiated the terms for this facility to extend the agreement an additional year, through May 2000, and reduced the interest rate 15 basis points. The amendment also introduced a competitive bid feature for up to $75 million of borrowings. Borrowings under this facility bear interest at variable rates based on LIBOR plus a specified spread, (1.10% at December 31, 1997). The spread is dependent on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets and debt service coverage. The facility also provides for commitment fees of 0.20% on the unused credit amount. The Unsecured Credit Facility is used to finance the acquisition of real estate, to provide working capital and for general corporate purposes. At December 31, 1997 and 1996, total borrowings under this facility aggregated $138.2 million and $88.5 million, respectively, with a weighted average interest rate of 7.9% and 6.9%, respectively.

In September 1996, the Company entered into a three year, $10 million unsecured revolving credit facility with National City Bank. In April 1997, the Company renegotiated the terms of this facility to extend the agreement through November 2000 and reduce the interest rate 15 basis points. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (1.10% at December 31, 1997). The spread is dependent on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets and debt service coverage. The facility also provides for commitment fees of 0.20% on the unused credit amount. At December 31, 1997 and 1996, total borrowings under this facility aggregated $1.5 million and $7.0 million, respectively, with a weighted average interest rate of 7.1% and 6.8%, respectively.

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

Total commitment fees paid by the Company on its revolving credit facilities in 1997, 1996 and 1995 aggregated approximately $0.3 million, $0.3 million and $0.4 million, respectively.


8. FIXED RATE SENIOR NOTES

In May 1995, the Company issued, through an underwritten offering, $100 million of unsecured Fixed Rate Senior Notes at a discount to 99.693% which mature on May 15, 2000. The Fixed Rate Senior Notes bear a coupon interest rate of 7.625% per annum. Interest is paid semi-annually in arrears on May 15 and November 15.

In 1995, through its Medium Term Note (MTN) program, the Company issued $4 million of unsecured Fixed Rate Senior Notes at interest rates of 7.15% and 7.28% and maturities of seven and ten years, respectively. In 1996, the Company issued $111.7 million of MTN's at interest rates ranging from 6.58% to 7.42% and maturities of five to seven years. In 1997, the Company issued $102 million of MTN's at interest rates ranging from 6.80% to 7.02% and maturities of five to ten years. Interest is paid semi-annually in arrears on May 15 and November 15.

The above Fixed Rate Senior Notes may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund. The Fixed Rate Senior Notes were issued pursuant to an indenture dated May 1, 1994 which contains certain covenants including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage.

In March 1997, the Company issued, through a grantor trust, $75 million of Pass-Through Asset Trust Securities (PATS), due March 2002, at a discount to 99.53%. These certificates are secured by fifteen year notes ("Notes") maturing March 2012, issued by the Company to the trust. The trust sold an option which enables the option holder to remarket the Notes upon maturity of the certificates in March 2002. Simultaneously with the sale of the certificates, the trust purchased the Notes from the Company for a premium in the amount of the option payment.

This premium, $1.4 million at December 31, 1997, is being amortized over the fifteen year life of the notes and is included in other liabilities. If the option holder does not elect to remarket the notes, then they become due and payable in March 2002. These notes are Fixed Rate Senior Notes with a coupon interest rate of 7.13% per annum. Interest is paid semi-annually in arrears on March 15 and September 15.

9. SUBORDINATED CONVERTIBLE DEBENTURES

In August 1994, the Company issued, through an underwritten offering, $60 million of unsecured subordinated convertible debentures ("Debentures") which mature on August 15, 1999. The Debentures bear interest at 7% per annum. Interest is paid semi-annually in arrears on February 15 and August 15. The Debentures were issued pursuant to an indenture dated May 1, 1994. The Debentures are non-callable by the Company and are convertible at anytime prior to maturity into common shares at a conversion price of $33-3/8 per share, subject to adjustment under certain conditions. The Debentures are unsecured and subordinate to present and future senior indebtedness, as defined in the indenture.

During 1997, Debentures in the principal amount of $13.1 million were converted into 392,754 common shares. In accordance with the indenture, the related accrued but unpaid interest was forfeited by the holders. In addition, upon conversion of the debentures, approximately $0.2 million of unamortized debenture issue costs were charged to additional paid-in-capital.

10. MORTGAGES PAYABLE AND SCHEDULED PRINCIPAL REPAYMENTS

At December 31, 1997, mortgages payable, collateralized by real estate with a net book value of approximately $143.6 million and related tenants leases, are generally due in monthly installments of principal and/or interest and mature at various dates through 2019. Interest rates ranged from approximately 5.3% to 10.9% (averaging 8.6% at December 31, 1997 and 1996).

Variable rate debt obligations, reflected in mortgages payable at December 31, 1997 and 1996, totaled approximately $2.8 million and $3.1 million, respectively. Interest rates on the variable rate debt averaged 5.3% and 6.1% at December 31, 1997 and 1996, respectively.

As of December 31, 1997, the scheduled principal payments of mortgages payable, senior notes, revolving credit facilities and Debentures for the next five years and thereafter are as follows:

            Year                            Amount
            ----                            ------
            1998                           $  4,580
            1999                             81,673
            2000                            141,443
            2001                             88,725
            2002                            104,874
            Thereafter                      247,226
                                           --------
                                           $668,521
                                           ========




Principal payments in the year 2000 include $39.7 million maturing on the revolving credit facilities.

Principal payments in the year 2002 assume that the option holder (Note 8)will not exercise the option to remarket the Notes and the trust will therefore put the Notes to the Company to finance the reacquisition of the PATS at their maturity.

The maturities have been adjusted to reflect the issuance of a $100 million, ten-year MTN issued in January 1998. The proceeds were used to reduce amounts outstanding on the revolving credit facilities at December 31, 1997.

11. FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Cash and cash equivalents, accounts receivable, accounts payable, accruals and other liabilities:

The carrying amounts reported in the balance sheet for these financial instruments approximated fair value because of their short maturities. The carrying amount of straight-line rents receivable does not materially differ from their fair market value.

Notes receivable and advances to affiliates:

The fair value is estimated by discounting the current rates at which similar loans would be made. At December 31, 1997 and 1996, the carrying amounts reported in the balance sheet approximate fair value.

Debt:

The carrying amounts of the Company's borrowings under its revolving credit facilities approximate fair value because such borrowings are at variable rates. The fair value of Fixed Rate Senior Notes was based on the Company's estimated interest rate spread over the applicable treasury rate with a similar remaining maturity. Fair value of the mortgage debt was estimated using a discounted cash flow analysis, based on the Company's incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturities. Fair value of the Debentures was determined based on their closing price as of December 31, 1997 and 1996, as reported by the New York Stock Exchange.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instrument.

Financial instruments at December 31, 1997 and 1996, with carrying values that are different than estimated fair values are summarized as follows (in thousands):

                                                      1997                                      1996
                                    ----------------------------------         ---------------------------------
                                    Carrying Amount         Fair Value         Carrying Amount        Fair Value
                                    ---------------         ----------         ---------------        ----------

Debentures                               $ 46,891             $ 52,049             $ 60,000             $ 63,000
Fixed Rate Senior Notes                   392,254              400,862              215,493              218,828
Mortgage debt                              89,676               93,943              107,440              112,085
                                         --------             --------             --------             --------
                                         $528,821             $546,854             $382,933             $393,913
                                         ========             ========             ========             ========

The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio. The Company may, from time to time, enter into interest rate hedge agreements to manage interest costs and risks associated with changing interest rates. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings and the cost of obtaining such protection agreements in relation to the Company's access to capital markets will continue to be evaluated.

12. MINORITY EQUITY INTEREST, OPERATING PARTNERSHIP
MINORITY INTERESTS, PREFERRED SHARES AND COMMON SHARES:

MINORITY EQUITY INTEREST

In 1997, the Company acquired, through a subsidiary partnership, a majority ownership interest in two adjacent shopping centers located in North Olmsted, Ohio. At the date of acquisition the shopping centers were valued at $56.7 million. The Company contributed cash and assumed liabilities aggregating $40.4 million and the balance of $16.3 million was retained by the seller as a minority equity interest. The minority equity interest is convertible by the minority equity interest owner, after February 28, 1998, into approximately 397,000 non-registered and non-transferrable common shares of the Company or for cash at the fair market value of the common shares on the date of conversion, not to aggregate less than $16.3 million. The minority equity interest owners are entitled to a priority cash return of 6.5% per annum on its partnership capital account balance, as defined in the partnership agreement. The priority cash return during 1997 aggregated $1.0 million and has been reflected as a charge to minority equity interest in the consolidated statements of operations. The Company also has the right to acquire the minority equity interest, any time after December 31, 1998, based upon the fair value of the shopping center, as defined in the partnership agreement.

OPERATING PARTNERSHIP MINORITY INTERESTS

During 1997, the Company acquired, through subsidiary partnerships, a majority ownership interest in two shopping centers. In conjunction with these acquisitions, the Company issued 8,942 operating partnership units which are convertible into common shares of the Company on a one for one basis. The unitholders are entitled to receive distributions per operating partnership unit equal to the per share distributions on the Company's common shares. During 1997, the unitholders received distributions aggregating approximately $.01 million which has been reflected as a charge to operating partnership minority interest in the consolidated statements of operations.

PREFERRED SHARES

In November and December 1995, the Company sold 4,215,000 depositary shares of 9.5% Class A Cumulative Redeemable Preferred Stock at $25 per depositary share. In December 1995, the Company sold 1,600,000 depositary shares of 9.44% Class B Cumulative Redeemable Preferred Stock at $25 per share. An additional 175,000 of Class B depositary shares were sold in January 1996, in conjunction with the underwriters' over allotment option. Both the Class A and B depositary shares represent 1/10 of a share of their respective preferred class of shares. The Class A and Class B depositary shares are not redeemable by the Company prior to November 15, 2000 and December 26, 2000, respectively, except in certain circumstances relating to the preservation of the Company's status as a REIT. The aggregate net proceeds of approximately $144 million were used in part to fund the Company's equity investment relating to the acquisition of the Community Center Properties (Note 2) and to retire variable rate indebtedness, primarily Floating Rate Senior Notes.

On April 29, 1996, the Company's shareholders authorized (i) 1,500,000 Class C Cumulative Preferred Shares, without par value, (ii) 1,500,000 Class D Cumulative Preferred Shares, without par value; (iii) 1,500,000 Class E Cumulative Preferred Shares, without par value and (iv) the reduction of the number of authorized Class A Cumulative Preferred Shares, without par value, Class B Cumulative Preferred Shares, without par value and Noncumulative Preferred Shares, without par value from 3,000,000 to 1,500,000 each. All of the aforementioned Class C, Class D, Class E and Noncumulative Preferred Shares are unissued at December 31, 1997. The Company has issued 421,500 and 177,500 of Class A and Class B Cumulative Preferred Shares, respectively, at December 31, 1997 and 1996.

COMMON SHARES

Common share issuances over the three year period ended December 31, 1997 are as follows:

                                                         Net
   Issuance             Number of       Price Per     Proceeds
     Date                Shares           Share     (in millions)
-------------           ---------        --------   ------------
January 1995            2,875,000        $28.25        $ 76.5

March 1996              2,611,500        $28.95          75.4

January 1997            3,350,000        $36.625        115.8

June 1997               1,300,000        $38.145         49.4

September 1997            507,960        $39.1875        18.8

December 1997             316,800        $37.75          11.3


The aggregate net proceeds of $347.2 million from the above offerings were primarily used to repay amounts outstanding on revolving credit facilities and for general corporate purposes.

13. TRANSACTIONS WITH RELATED PARTIES

In April 1995, the Company acquired from a partnership owned by the former chairman of the board of directors and an officer of the Company, two outparcels and approximately eight acres of land adjacent to a shopping center purchased by the Company in 1994 at a purchase price of approximately $3 million. The two out parcels were pre-leased and an 81,000 square foot Kohl's Department store was constructed on the eight acres of land. During 1996, this shopping center was contributed into a joint venture with OSTRS (Note 2) at a fair market value of approximately $24.6 million. At the date of transfer, the net book value of the transferred property was approximately $20.3 million.

The Company has agreed to acquire, from the affiliates previously referred to, additional land parcels and expansion areas which are located adjacent to the properties previously acquired. The Company's purchase price has not yet been determined since it is subject to the leasing and/or construction of vacant space and resolution of various other contingencies.

The Company entered into a lease for office space owned by one of its principal partners/shareholders. General and administrative rental expense associated with this office space, for the years ended December 31, 1997, 1996 and 1995 aggregated $0.6 million, $0.5 million, and $0.3 million, respectively. The increase in rental expense was primarily related to the leasing of additional space to accommodate the Company's growth.

The Company also entered into a management agreement in 1993 with a partnership, owned in part by a related party, in which management fee and leasing fee income of $0.1 million was earned in 1997, 1996 and 1995. Transactions with the Company's equity affiliates have been described in Note 2.

14. COMMITMENTS AND CONTINGENCIES

The Company is engaged in the operation of shopping centers/ malls and business centers which are either owned or, with respect to seven shopping centers, operated under long-term ground leases which expire at various dates through 2097. Space in the shopping centers is leased to tenants pursuant to agreements which provide for terms ranging generally from one to 30 years and, in some cases, for annual rentals which are subject to upward adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements.

The scheduled future minimum revenues from rental properties under the terms of all noncancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises, for the subsequent five years ending December 31, are as follows (in thousands):

            1998                         $  133,748
            1999                            125,670
            2000                            115,945
            2001                            107,209
            2002                             98,602
            Thereafter                      827,943
                                         ----------
                                         $1,409,117
                                         ==========




Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows (in thousands):

            1998                         $    1,465
            1999                              1,547
            2000                              1,577
            2001                              1,577
            2002                              1,577
            Thereafter                       65,882
                                         ----------
                                         $   73,625
                                         ==========


In conjunction with the development and expansion of various shopping centers as of December 31, 1997, the Company has entered into agreements for the construction of the shopping centers and acquisition of land aggregating approximately $4.7 million.

15. OTHER INCOME

Other income was comprised of the following (in thousands):

                                         For the years ended
                                            December 31,

                                       1997     1996     1995
                                       ----     ----     ----
Interest                              $2,083   $1,213   $1,227
Temporary tenant rentals (kiosks)        830      689      636
Lease termination fees                 2,830    3,007      624
Development fees                       1,003      672      804
Other                                    662      417      318
                                      ------   ------   ------
                                      $7,408   $5,998   $3,609
                                      ======   ======   ======

16. BENEFIT PLANS

STOCK OPTION AND OTHER EQUITY BASED PLANS

Effective January 31, 1993, the Company established an incentive and non-qualified stock option plan under which 2,056,903 of the Company's common shares at December 31, 1997 were reserved for issuance to eligible employees. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof (or, with respect to options granted to certain shareholders, within five years thereof). Options granted under the plan generally become exercisable on the year after the date of grant as to one third of the optioned shares, with the remaining options being exercisable over the following two-year period. As of December 31, 1997, 1996 and 1995, 742,540, 555,057 and 381,193 options, respectively, were exercisable. Option prices range from $22 to $46.5625 per share.

In addition to the stock option plan described above, the Company granted options for a total of 470,000 shares to its directors and certain officers who are not employees of the Company. Such options were granted at the fair market value on the date of grant. Options with respect to 25,000 shares were exercisable one year from the date of grant, and options with respect to the remaining 445,000 shares become exercisable one year after the date of grant as to one third of the 445,000 shares with the remaining options being exercisable over the following two-year period. As of December 31, 1997, 1996 and 1995, options aggregating 355,000, 253,333 and 158,334, respectively, were exercisable, of which, 5,000 were exercised during each of 1997 and 1996. Option prices range from $22 to $37.125 per share.

The following table reflects the stock option activity described above (in thousands):

                           Number of Options              Price
                         Employees   Directors            Range
                         ---------   ---------            -----


Balance
   December 31, 1994       700         325          $22.00 - $31.75
     Granted               179           -           26.75 -  31.75
     Exercised             (11)          -           22.00 -  29.25
     Canceled              (41)          -           22.00 -  31.75
                        ------       -----          ---------------


Balance
   December 31, 1995       827         325           22.00 -  31.75
     Granted               533         120           28.88 -  34.00
     Exercised             (66)         (5)          22.00 -  30.75
     Canceled              (29)          -           22.00 -  31.75
                        ------       -----          ---------------

Balance
   December 31, 1996     1,265         440           22.00 -  34.00
     Granted               501          25           35.63 -  46.56
     Exercised            (127)         (5)          22.00 -  31.50
     Canceled              (31)          -           27.75 -  39.44
                        ------       -----          ---------------

Balance
   December 31, 1997     1,608         460          $22.00 - $46.56
                        ======       =====          ===============



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

In 1997, the Board of Directors approved the issuance of 450,000 stock options at option prices ranging from $36.50 to $40.25 to the Company's Chief Executive Officer which vested upon issuance. Of the options granted, 350,000 were issued outside of a qualified plan. In 1996, the Board of Directors approved a grant of 25,000 restricted shares of common stock and 15,000 Participation Units to the Company's Chief Executive Officer. The 25,000 shares of restricted stock vest in equal annual amounts of 5,000 shares per year through the year 2000. The 15,000 Participation Units will be converted into common shares, ranging from 15,000 common shares to 100,000 common shares at the end of five years depending upon achievement of performance objectives. The actual number of shares issued will be based upon the average annual total shareholder return during the five year period. During 1997 and 1996, approximately $1.3 million and $0.5 million, respectively, was charged to expense associated with awards under the equity based award plan relating to restricted stock and participation units.

The Company applies APB 25, "Accounting for Stock Issued to Employees" in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair values of the options granted at the grant dates, consistent with the method set forth in the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been as follows (dollars in thousands, except per share data):

                                     1997       1996     1995
                                     ----       ----     ----
Net income
applicable to         As reported  $53,322   $35,342   $24,250
common shareholders   Pro forma    $47,515   $33,905   $22,640

Basic earnings        As reported    $2.06     $1.67     $1.29
per share             Pro forma      $1.84     $1.60     $1.21

Diluted earnings      As reported    $2.05     $1.67     $1.28
per share             Pro forma      $1.82     $1.60     $1.20


The fair value of each option grant was estimated on the date of grant using the Black-Sholes options pricing model using the following assumptions:

                                For the years ended
                                   December 31,
                        1997           1996            1995
                     ----------     ----------      ----------

Risk free interest
   rate (range)     5.8%-7.9%      6.5%-6.8%      5.6%-7.4%
Dividend yield      6.8%-7.1%      7.8%           7.7%-7.8%

Expected life
   (range)          8.1-10 years   8.3-10 years   8.3-10 years

Expected volatility
   (range)          22.5%-31.7%    17.1%-24.4%    15.4%-24.4%


401(k) PLAN

Effective July 1, 1994, the Company adopted a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company which permits participants to defer up to a maximum of 15%of their compensation. The Company will match 25%of the employee's contributions up to a maximum of 6% of an employee's annual compensation. The Company may also make additional discretionary contributions. Employees' contributions are fully vested and the Company's matching contributions vest 20%per year, including service prior to the plan's effective date. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company's contributions to the plan for the years ended December 31, 1997, 1996 and 1995 were made by the issuance of Company stock with a market value of $.04 million, $.03 million and $.02 million, respectively. The 401(k)plan is fully funded at December 31, 1997.

ELECTIVE DEFERRED COMPENSATION PLAN

Effective October 15, 1994, the Company adopted a non-qualified elective deferred compensation plan for certain key executives which permits eligible employees to defer up to 25% of their compensation. The Company will match 25% of an employee's contributions up to a maximum of 6% of an employee's annual compensation, after deducting contributions, if any, made in conjunction with the Company's 401(k) plan. Both the deferred and matching contributions are made in Company performance units with the gains and losses being related to the Company's quoted share price. Deferred compensation charged to expense related to an employee's contribution is fully vested and the Company's matching contribution vests 20% per year, including service prior to the plan's effective date. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company's contribution, including plan earnings for the years ended December 31, 1997, 1996 and 1995 was $.04 million, $.05 million and $.02 million, respectively. At December 31, 1997, 1996 and 1995, deferred compensation under this plan aggregated $0.3 million, $0.2 million and $0.1 million, respectively. The plan is not funded.

17. EARNINGS AND DIVIDENDS PER SHARE

Earnings per Share (EPS) have been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128 which became effective for all financial statements issued after December 15, 1997. All periods prior thereto have been restated to conform with the provisions of this Statement.

The following table provides a reconciliation of both income before extraordinary item and the number of common shares used in the computations of "basic" EPS, which utilized the weighted average number of common shares outstanding without regard to dilutive potential common shares, and "diluted" EPS, which includes all such shares.

For the year ended December 31,
(In thousands, except per share amounts)

                                             1997            1996             1995
                                          --------         --------         --------

Income before extraordinary item          $ 67,522         $ 49,542         $ 29,062
Less: Preferred stock dividend             (14,200)         (14,200)          (1,255)
                                          --------         --------         --------

Basic EPS - Income before
   extraordinary item applicable to
    common shareholders                     53,322           35,342           27,807
Effect of dilutive securities:
   Operating partnership minority
     interests                                  10             --               --
                                          --------         --------         --------
Diluted EPS - Income before
   extraordinary item applicable to
   common shareholders plus
   assumed conversions                    $ 53,332         $ 35,342         $ 27,807
                                          ========         ========         ========

NUMBER OF SHARES:

Basic - average shares outstanding          25,880           21,147           18,780
Effect of dilutive securities:
   Operating partnership minority
     interests                                   3             --               --
   Stock options                               176               36              129
   Restricted stock                              3                3             --
                                          --------         --------         --------
Diluted - average shares
   outstanding                              26,062           21,186           18,909
                                          ========         ========         ========

PER SHARE AMOUNT:
Income before extraordinary item

   Basic                                  $   2.06         $   1.67         $   1.48
   Diluted                                $   2.05         $   1.67         $   1.47

Options to purchase 2,067,706, 1,704,634, and 1,151,923 shares of common stock were outstanding at December 31, 1997, 1996 and 1995, respectively (Note 16), a portion of which has been reflected above using the treasury stock method.

Restricted shares totaling 15,000 and 20,000, respectively, were not vested at December 31, 1997 and 1996 (none in 1995) and consequently, were not included in the computation of basic EPS (Note 16).

Performance Units issued in 1996, convertible into 15,000 to 100,000 common shares of the Company, were not included in the computation of diluted EPS in 1997 and 1996 because the effect was antidilutive (Note 16).

Debentures which are convertible into common shares of the Company at a price of $33-3/8, were not included in the computation of diluted EPS in 1997, 1996 and 1995 because the effect was antidilutive (Note 9).

The conversion of DRA's interest in the Merriam, San Antonio and Community Center Joint Ventures were not included in the computation of diluted EPS because the effect was antidilutive, for all years presented, where applicable (Note 2).

The conversion into common stock of the Minority Equity Interest were not included in the computation of diluted EPS in 1997 because the effect of assuming conversion was antidilutive (Note 12).

Dividends declared per share for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:



                                                           GROSS ORDINARY         NON-TAXABLE       CAPITAL GAIN         TOTAL
1997 DIVIDENDS                  DATE PAID                      INCOME          RETURN OF CAPITAL    DISTRIBUTIONS      DIVIDENDS
--------------------------------------------------------------------------------------------------------------------------------

1st quarter                     03/31/97                       $0.50                $0.11              $0.02             $ .63
2nd quarter                     06/30/97                        0.52                 0.11                  -               .63
3rd quarter                     09/30/97                        0.52                 0.11                  -               .63
4th quarter                     12/30/97                        0.50                 0.11               0.02               .63
                                                               -----                -----              -----             -----
                                                               $2.04                $0.44              $0.04             $2.52
                                                               =====                =====              =====             =====



                                                           GROSS ORDINARY         NON-TAXABLE       CAPITAL GAIN         TOTAL
1996 DIVIDENDS                  DATE PAID                      INCOME          RETURN OF CAPITAL    DISTRIBUTIONS      DIVIDENDS
--------------------------------------------------------------------------------------------------------------------------------

1st quarter                     04/01/96                       $0.475               $0.12               $.005            $ .60
2nd quarter                     07/01/96                        0.475                0.12                .005              .60
3rd quarter                     09/30/96                        0.475                0.12                .005              .60
4th quarter                     12/30/96                        0.475                0.12                .005              .60
                                                               ------               -----               -----            -----
                                                                $1.90               $0.48                $.02            $2.40
                                                               ======               =====               =====            =====



                                                           GROSS ORDINARY         NON-TAXABLE       CAPITAL GAIN         TOTAL
1995 DIVIDENDS                  DATE PAID                      INCOME          RETURN OF CAPITAL    DISTRIBUTIONS      DIVIDENDS
--------------------------------------------------------------------------------------------------------------------------------

1st quarter                     03/31/95                       $0.43                $0.11               $  -             $ .54
2nd quarter                     06/30/95                        0.43                 0.11                  -               .54
3rd quarter                     09/29/95                        0.43                 0.11                  -               .54
4th quarter                     12/29/95                        0.43                 0.11                  -               .54
                                                               -----                -----               -----            -----
                                                               $1.72                $0.44               $  -             $2.16
                                                               =====                =====               =====            =====


18. SUBSEQUENT EVENTS

In January 1998, the Company issued $100 million of senior unsecured fixed rate notes through its Medium Term Note program with a ten year maturity and a 6.625% coupon rate. The proceeds were used to repay variable rate borrowings on the Company's revolving credit facilities.

On February 11, 1998, the Company entered into a joint venture with Prudential Real Estate investors and established the Retail Value Fund ("Fund"). The Fund will invest in retail properties within the United States that are in need of substantial retenanting and market repositioning. This Fund may also provide equity or debt investments in companies owning or managing retail properties as well as in third party development projects that provide significant growth opportunities. The retail property investments may include enclosed malls, neighborhood centers or other potential commercial redevelopment opportunities. The Company is expected to maintain an ownership interest of approximately 25% in the Fund.

The Fund will have its own employees and the Company will assume retail management and operating responsibilities including leasing, redevelopment and accounting and will be paid fees in consideration of the foregoing services.

On February 11, 1998, the Company contributed its ownership interest in the joint venture formed with Hendon Associates to the Fund and, in exchange for a 75% ownership interest, the Company was reimbursed approximately $41.5 million from Prudential Real Estate Investors, representing 75%of its invested capital. The proceeds of $41.5 million were used to repay variable rate borrowings on the Company's revolving credit facilities.

19. PRICE RANGE OF COMMON SHARES (UNAUDITED)

The high and low sale prices per share of the Company's common shares, as reported on the New York Stock Exchange Composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

                                       High                                  Low                                Dividends
                                      ------------------------------------------------------------------------------------
1997:

   First                              $38-5/8                              $34-1/4                                $ .63
   Second                              40                                   35-7/8                                  .63
   Third                               40-1/4                               38-1/4                                  .63
   Fourth                              41-1/4                               37-5/16                                 .63
                                     --------                              --------                               ------
1996:

   First                             $ 31-3/4                             $ 28-1/8                                $ .60
   Second                              32                                   28-1/8                                  .60
   Third                               33-1/8                               30-1/2                                  .60
   Fourth                              37-1/4                               32-1/8                                  .60
                                     --------                             --------                                ------


20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands, except per share amounts):

                                                                 First        Second        Third        Fourth         Total
                                                                 -----        ------        -----        ------         -----
1997:

Revenues                                                       $37,453       $40,866       $42,673       $48,048      $169,040
Income before equity in net income of joint ventures,
   minority interests and gain on sales of real estate          11,576        13,585        13,807        15,184        54,152
Income before extraordinary item                                17,554        15,941        16,747        17,280        67,522
Net income                                                      17,554        15,941        16,747        17,280        67,522
Net income applicable to common shareholders                    14,004        12,391        13,197        13,730        53,322
Basic:

   Income before extraordinary item per common share           $   .57       $   .49       $   .50       $   .50      $   2.06
   Net income per common share                                 $   .57       $   .49       $   .50       $   .50      $   2.06
   Weighted average number of shares                            24,515        25,164        26,556        27,297        25,880
Diluted:

   Income before extraordinary item per common share           $   .56       $   .48       $   .49       $   .49      $   2.05
   Net income per common share                                 $   .56       $   .48       $   .49       $   .49      $   2.05
   Weighted average number of shares                            24,937        25,613        27,074        27,802        26,062


                                                                 First        Second        Third        Fourth         Total
                                                                 -----        ------        -----        ------         -----
1996:
Revenues                                                       $30,635       $31,904       $34,534       $33,832      $130,905
Income before equity in net income of joint ventures             9,204        11,242        10,788         9,599        40,833
Income before extraordinary item                                11,216        13,104        12,926        12,296        49,542
Net income                                                      11,216        13,104        12,926        12,296        49,542
Net income applicable to common shareholders                     7,666         9,554         9,376         8,746        35,342
Basic:
   Income before extraordinary item per common share           $   .39       $   .44       $   .43       $   .40      $   1.67
   Net income per common share                                 $   .39       $   .44       $   .43       $   .40      $   1.67
   Weighted average number of shares                            19,705        21,591        21,618        21,637        21,147
Diluted:

   Income before extraordinary item per common share           $   .39       $   .44       $   .43       $   .40      $   1.67
   Net income per common share                                 $   .39       $   .44       $   .43       $   .40      $   1.67
   Weighted average number of shares                            19,849        21,765        21,863        21,958        21,186

                                                                     SCHEDULE II


                    DEVELOPERS DIVERSIFIED REALTY CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                                                     Balance at                                            Balance at
                                                    beginning of         Charged                             end of
                                                       year            to expense        Deductions           year
                                                  ---------------     -----------      -------------      ------------

Year ended December 31, 1997
  Allowance for uncollectible accounts.....            $1,770            $  749            $  136            $2,383
                                                       ======            ======            ======            ======

Year ended December 31, 1996
  Allowance for uncollectible accounts.....            $  990            $1,292            $  512            $1,770
                                                       ======            ======            ======            ======

Year ended December 31, 1995
  Allowance for uncollectible accounts.....            $  310            $  721            $   41            $  990
                                                       ======            ======            ======            ======

                                                                                                  SCHEDULE III

                                                DEVELOPERS DIVERSIFIED REALTY CORPORATION
                                                REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                              DECEMBER 1997

                                          Initial Cost                           Total Cost     (A)
                           ---------------------------------------    -----------------------------------------
                                        Buildings &                                Buildings &
                             Land       Improvements  Improvements     Land       Improvements       Total
                           ---------------------------------------    ----------------------------------------
BRANDON, FL ............          $0      $4,111,281          $0            $0      $4,111,281     $4,111,281
STOW, OH ...............   1,035,856       9,028,257           0       992,520      14,138,737     15,131,257
FERN PARK, FL(ORLANDO) .     445,852         302,755      97,300       445,852         403,228        849,080
EASTLAKE, OH ...........      40,000         141,000           0        40,000         144,188        184,188
HIGHLAND HTS., OH (DEV).   3,987,052       7,895,991           0     3,987,052      13,302,042     17,289,094
WESTLAKE, OH ...........     424,225       3,802,863     203,235       424,225       4,055,160      4,479,385
WATERBURY, CT ..........           0       3,048,300           0             0       3,048,300      3,048,300
ZANESVILLE, OH .........           0         619,023           0             0         619,023        619,023
E. NORRITON, PA ........      80,408       4,697,718     233,380        80,408       6,998,264      7,078,672
PALM HARBOR, FL ........   1,136,915       4,089,138           0     1,136,915       4,139,699      5,276,614
TARPON SPRINGS, FL .....     248,067       7,381,640      80,859       248,067       8,292,015      8,540,082
BAYONET PT., FL ........   2,112,566       8,180,960     127,530     2,124,621       8,318,603     10,443,224
STARKVILLE, MS .........     819,323       5,253,897           0     1,269,081       9,648,182     10,917,263
STARKVILLE (KROGER) ....     451,758       2,955,317           0             0               0              0
TUPELO, MS .............   2,282,000      14,978,722           0     2,282,000      15,679,372     17,961,372
JACKSONVILLE, FL .......   3,005,420       9,425,063           0     3,005,420       9,451,229     12,456,649
STONE MOUNTAIN, GA .....     460,471       3,018,074      21,890       460,471       3,043,151      3,503,622
BRUNSWICK, MA ..........   3,836,358      15,459,460           0     3,836,358      15,459,460     19,295,818
ATLANTA, GA ............     475,360       9,373,552           0       475,360       9,549,569     10,024,929
ERIE, PA ...............   7,030,162      19,200,609           0     6,830,163      32,141,922     38,972,085
ERIE, PA ...............   3,850,317               0           0       548,930               0        548,930
ERIE, PA ...............           1       2,563,770      12,990             1       3,081,715      3,081,716
CHILLICOTHE, OH ........      42,857       2,549,287       2,200     1,266,066      10,183,227     11,449,293
OCALA, FL ..............      26,800         351,065      25,028        26,800         376,093        402,893
TAMPA, FL (WATERS) .....   4,105,230       6,640,240     324,071     3,905,230       7,264,437     11,169,667
WINCHESTER, VA .........     618,075      13,903,078           0       618,075      18,694,206     19,312,281
HUBER HEIGHTS, OH ......     757,422      14,468,512       1,000       757,422      14,499,966     15,257,388
LEBANON, OH ............     651,025         911,178      30,993       651,025       1,026,666      1,677,691
WILMINGTON, OH .........     156,975       1,615,646      50,575       156,975       1,676,221      1,833,196
HILLSBORO, OH ..........      79,579       1,984,831           0        79,579       1,984,831      2,064,410
CANTON, OH PHASE II ....   5,672,187               0           0     6,393,685       8,252,702     14,646,387
XENIA, OH ..............     948,202       3,938,138           0       948,202       5,995,219      6,943,421
BOARDMAN, OH ...........   9,025,281               0           0     8,777,281      20,977,237     29,754,518
CINCINNATI, OH .........   2,399,250      11,238,105     172,198     2,399,250      12,103,901     14,503,151
BEDFORD, IN ............     706,282       8,424,532       5,750     1,066,655      10,006,816     11,073,471
WATERTOWN, SD ..........      62,712       6,442,712     441,927        62,712       8,037,730      8,100,442


                                            Total Cost,
                                              Net of                     Depreciable      Date of
                              Accumulated   Accumulated                     Lives     Construction (C)
                             Depreciation  Depreciation   Encumbrances   (Years) (1)  Acquisition (A)
                             ------------  ------------   ------------   -----------  ----------------
BRANDON, FL ............       $3,498,512      $612,769             $0    S/L 30        1972 (C)
STOW, OH ...............        1,793,399    13,337,858              0    S/L 30        1969 (C)
FERN PARK, FL(ORLANDO) .          257,783       591,297              0    S/L 30        1970 (C)
EASTLAKE, OH ...........          114,385        69,803              0    S/L 30        1971 (C)
HIGHLAND HTS., OH (DEV).          795,224    16,493,870              0    S/L 31.5      1995 (C)
WESTLAKE, OH ...........        3,002,990     1,476,395              0    S/L 30        1974 (C)
WATERBURY, CT ..........        2,497,483       550,817              0    S/L 30        1973 (C)
ZANESVILLE, OH .........          147,397       471,626              0    S/L 31.5      1990 (C)
E. NORRITON, PA ........        3,433,481     3,645,191              0    S/L 30        1975 (C)
PALM HARBOR, FL ........          357,114     4,919,500              0    S/L 31.5      1995 (A)
TARPON SPRINGS, FL .....        5,656,260     2,883,822              0    S/L 30        1974 (C)
BAYONET PT., FL ........        3,463,985     6,979,239      5,327,208    S/L 30        1985 (C)
STARKVILLE, MS .........          899,237    10,018,026              0    S/L 31.5      1994 (A)
STARKVILLE (KROGER) ....                0             0      2,417,963    S/L 31.5      1994 (A)
TUPELO, MS .............        1,505,016    16,456,356              0    S/L 31.5      1994 (A)
JACKSONVILLE, FL .......          824,093    11,632,556      7,904,705    S/L 31.5      1995 (A)
STONE MOUNTAIN, GA .....        2,509,684       993,938              0    S/L 30        1973 (C)
BRUNSWICK, MA ..........          244,221    19,051,597              0    S/L 30        1973 (C)
ATLANTA, GA ............        1,173,161     8,851,768              0    S/L 31.5      1994 (A)
ERIE, PA ...............        2,248,850    36,723,235              0    S/L 31.5      1995 (C)
ERIE, PA ...............                0       548,930              0    S/L 31.5      1995 (C)
ERIE, PA ...............        2,041,151     1,040,565              0    S/L 30        1973 (C)
CHILLICOTHE, OH ........        1,722,760     9,726,533              0    S/L 30        1974 (C)
OCALA, FL ..............          300,935       101,958              0    S/L 30        1974 (C)
TAMPA, FL (WATERS) .....        1,672,310     9,497,357              0    S/L 31.5      1990 (C)
WINCHESTER, VA .........        1,877,679    17,434,602      9,294,686    S/L 31.5      1993 (A)
HUBER HEIGHTS, OH ......        2,030,072    13,227,316              0    S/L 31.5      1993 (A)
LEBANON, OH ............          190,180     1,487,511              0    S/L 31.5      1993 (A)
WILMINGTON, OH .........        1,114,365       718,831              0    S/L 30        1977 (C)
HILLSBORO, OH ..........        1,223,927       840,483              0    S/L 30        1979 (C)
CANTON, OH PHASE II ....          113,482    14,532,905              0    S/L 31.5      1995 (A)
XENIA, OH ..............          524,122     6,419,299              0    S/L 31.5      1994 (A)
BOARDMAN, OH ...........          491,120    29,263,398              0    S/L 31.5      1997 (A)
CINCINNATI, OH .........        1,798,535    12,704,616              0    S/L 31.5      1993 (A)
BEDFORD, IN ............        1,149,938     9,923,533              0    S/L 31.5      1993 (A)
WATERTOWN, SD ..........        4,450,561     3,649,881              0    S/L 30        1977 (C)

CONNERSVILLE, IN ........     539,720       6,457,710           0       539,720       6,560,191      7,099,911
ASHLAND, OH .............     209,500       2,272,624           0       209,500       2,375,424      2,584,924
PENSACOLA, FL ...........   1,804,641       4,010,290     273,372     1,804,641       4,334,862      6,139,503
W.65TH CLEVELAND, OH ....      90,120       1,463,076      15,000        90,120       1,538,563      1,628,683
LOS ALAMOS, NM ..........     725,000       3,499,950      30,336       725,000       3,535,058      4,260,058
NORTH OLMSTED, OH .......   9,499,018      34,186,667      13,971     9,499,018      34,200,638     43,699,656
NORTH OLMSTED, OH .......   2,710,188      10,821,949           0     2,710,188      10,821,949     13,532,137
TAMPA, FL (DALE) ........   4,268,673       5,368,147     204,666     4,268,672       6,075,156     10,343,828
WAYNESVILLE, NC .........     431,910       8,088,668     131,096       431,910       8,238,844      8,670,754
AHOSKIE, NC .............     269,530       7,775,856       3,168       269,530       7,804,724      8,074,254
PULASKI, VA .............     528,075       6,395,809       2,000       528,075       6,405,435      6,933,510
TWINSBURG, OH (VSA) .....     341,025       2,108,098           0       341,025       1,916,716      2,257,741
AURORA, OH ..............     832,436               0           0       832,436       5,439,980      6,272,416
WORTHINGTON, MN .........     373,943       6,404,291     440,740       373,943       7,644,203      8,018,146
HARRISBURG, IL ..........     550,100       7,619,281           0       550,100       7,815,528      8,365,628
MT. VERNON, IL ..........   1,789,009       9,398,696     111,000     1,789,009       9,755,535     11,544,544
FENTON, MO ..............     413,993       4,243,854     475,714       413,993       6,448,947      6,862,940
MELBOURNE, FL ...........           1       3,084,819     116,638             1       3,204,645      3,204,646
SIMPSONVILLE, SC ........     430,800       6,563,154           0       430,800       6,567,154      6,997,954
CAMDEN, SC ..............     627,100       7,519,161       6,500       627,100       7,874,094      8,501,194
UNION, SC ...............     684,750       7,629,275         500       684,750       7,648,975      8,333,725
N. CHARLESTON, SC .......     910,840      11,346,348       1,000     1,081,462      14,911,220     15,992,682
S. ANDERSON, SC .........   1,365,600       6,117,482      13,170     1,365,600       6,150,152      7,515,752
ANDERSON, SC ............     204,094         939,733           0       204,094         939,733      1,143,827
ORANGEBURG, SC ..........     317,934       1,692,836           0       317,934       1,717,836      2,035,770
MT. PLEASANT, SC ........   2,583,887      10,469,891           0     2,583,887      10,469,891     13,053,778
COLUMBIA, SC ............     600,000       3,262,624           0       600,000       3,262,624      3,862,624
SAULT STE. MARIE, MI ....   1,826,454      13,709,705           0     1,826,454      13,768,735     15,595,189
CHEBOYGAN, MI ...........     126,670       3,612,242           0       126,670       3,612,242      3,738,912
GRAND RAPIDS, MI ........   1,926,389       8,039,411           0     1,926,389       8,053,836      9,980,225
HOUGHTON, MI ............     439,589       7,300,952   1,820,772       439,589       9,325,011      9,764,600
BAD AXE, MI .............     183,850       3,647,330           0       183,850       4,038,246      4,222,096
GAYLORD, MI .............     269,900       8,727,812       2,250       269,900       9,069,932      9,339,832
HOWELL, MI ..............     331,500      11,938,263         750       331,500      12,083,413     12,414,913
MT. PLEASANT, MI ........     766,950       7,768,538      20,340       766,950      11,486,554     12,253,504
ELYRIA, OH ..............     352,295       5,692,642           0       352,295       5,692,642      6,044,937
BEMIDJI, MN .............     442,031       8,228,731     500,161       442,031       8,841,761      9,283,792
CAPE CORAL, FL ..........   1,286,628       2,548,149     149,507     1,286,628       4,692,355      5,978,983
TRINDAD, CO .............     411,329       2,578,930     197,546       411,329       2,787,426      3,198,755
HAZARD, KY ..............     402,563       3,271,343     296,745       402,563       3,571,954      3,974,517
BIRMINGHAM, AL ..........   3,726,122      13,973,590           0     3,726,122      14,026,891     17,753,013
BIRMINGHAM, AL ..........  10,572,916      26,002,258           0    11,434,040      31,933,621     43,367,661
HUNTSVILLE, AL ..........     600,000       3,058,100           0       600,000       3,069,100      3,669,100
JACKSONVILLE, NC ........     521,111       3,998,798     172,993       521,111       4,171,791      4,692,902
ORMOND BEACH, FL ........   1,048,380      15,812,069       3,875     1,048,380      16,158,617     17,206,997

CONNERSVILLE, IN ........     842,182      6,257,729              0    S/L 31.5      1993 (A)
ASHLAND, OH .............   1,567,512      1,017,412              0    S/L 30        1977 (C)
PENSACOLA, FL ...........   1,276,899      4,862,604              0    S/L 30        1988 (C)
W.65TH CLEVELAND, OH ....   1,016,896        611,787              0    S/L 30        1977 (C)
LOS ALAMOS, NM ..........   1,261,325      2,998,733              0    S/L 30        1978 (C)
NORTH OLMSTED, OH .......   1,144,967     42,554,689              0    S/L 31.5      1997 (A)
NORTH OLMSTED, OH .......     343,954     13,188,183              0    S/L 31.5      1997 (A)
TAMPA, FL (DALE) ........   1,303,466      9,040,362              0    S/L 31.5      1990 (C)
WAYNESVILLE, NC .........   1,320,755      7,349,999              0    S/L 31.5      1993 (A)
AHOSKIE, NC .............     957,081      7,117,173              0    S/L 31.5      1994 (A)
PULASKI, VA .............     951,758      5,981,752              0    S/L 31.5      1993 (A)
TWINSBURG, OH (VSA) .....     485,477      1,772,264              0    S/L 31.5      1989 (C)
AURORA, OH ..............     221,721      6,050,695              0    S/L 31.5      1995 (C)
WORTHINGTON, MN .........   4,034,575      3,983,571              0    S/L 30        1977 (C)
HARRISBURG, IL ..........     928,534      7,437,094              0    S/L 31.5      1994 (A)
MT. VERNON, IL ..........   1,407,261     10,137,283              0    S/L 31.5      1993 (A)
FENTON, MO ..............   2,282,132      4,580,808              0    S/L 30        1983 (A)
MELBOURNE, FL ...........   1,994,706      1,209,940              0    S/L 30        1978 (C)
SIMPSONVILLE, SC ........     834,675      6,163,279              0    S/L 31.5      1994 (A)
CAMDEN, SC ..............   1,110,915      7,390,279              0    S/L 31.5      1993 (A)
UNION, SC ...............   1,099,771      7,233,954              0    S/L 31.5      1993 (A)
N. CHARLESTON, SC .......   1,615,622     14,377,060              0    S/L 31.5      1993 (A)
S. ANDERSON, SC .........     758,275      6,757,477              0    S/L 31.5      1994 (A)
ANDERSON, SC ............      82,041      1,061,786              0    S/L 31.5      1995 (A)
ORANGEBURG, SC ..........     147,787      1,887,983              0    S/L 31.5      1995 (A)
MT. PLEASANT, SC ........     913,884     12,139,894      6,889,913    S/L 31.5      1995 (A)
COLUMBIA, SC ............     224,413      3,638,211              0    S/L 31.5      1995 (A)
SAULT STE. MARIE, MI ....   1,456,597     14,138,592      7,519,794    S/L 31.5      1994 (A)
CHEBOYGAN, MI ...........     467,425      3,271,487              0    S/L 31.5      1993 (A)
GRAND RAPIDS, MI ........     512,265      9,467,960              0    S/L 31.5      1995 (A)
HOUGHTON, MI ............   5,839,310      3,925,290      2,798,376    S/L 30        1980 (C)
BAD AXE, MI .............     545,149      3,676,947              0    S/L 31.5      1993 (A)
GAYLORD, MI .............   1,254,464      8,085,368              0    S/L 31.5      1993 (A)
HOWELL, MI ..............   1,594,211     10,820,702      7,462,728    S/L 31.5      1993 (A)
MT. PLEASANT, MI ........   1,328,492     10,925,012              0    S/L 31.5      1993 (A)
ELYRIA, OH ..............   2,228,398      3,816,539              0    S/L 30        1977 (C)
BEMIDJI, MN .............   4,393,503      4,890,289              0    S/L 30        1977 (C)
CAPE CORAL, FL ..........   1,184,263      4,794,720              0    S/L 30        1985 (C)
TRINDAD, CO .............   1,078,167      2,120,588              0    S/L 30        1986 (C)
HAZARD, KY ..............   2,116,466      1,858,051              0    S/L 30        1978 (C)
BIRMINGHAM, AL ..........     971,862     16,781,151              0    S/L 31.5      1994 (A)
BIRMINGHAM, AL ..........   2,626,538     40,741,123              0    S/L 31.5      1995 (A)
HUNTSVILLE, AL ..........     246,864      3,422,236              0    S/L 31.5      1995 (A)
JACKSONVILLE, NC ........   1,122,014      3,570,888      2,664,141    S/L 31.5      1989 (C)
ORMOND BEACH, FL ........   1,844,727     15,362,270              0    S/L 31.5      1994 (A)

ALAMOSA, CO ............      161,479       1,034,465     210,958       161,479       1,253,273      1,414,752
WILMINGTON, NC .........    4,785,052      16,851,571   1,182,775     4,227,212      24,124,566     28,351,778
BERLIN, VT .............      858,667      10,948,064      23,935       866,217      11,080,244     11,946,461
BRAINERD, MN ...........      703,410       9,104,117     271,802     1,182,018      11,908,835     13,090,853
SPRING HILL, FL ........    1,083,851       4,816,166     265,762     2,095,973       7,872,052      9,968,025
TIFFIN, OH .............      432,292       5,907,856     434,761       432,292       6,547,704      6,979,996
TOLEDO, OH .............    2,490,543      10,582,588           0     2,490,543      10,583,789     13,074,332
TOLEDO, OHIO ...........    5,556,887               0           0     5,556,887                      5,556,887
DENVER, CO .............    7,833,069      35,550,405           0     7,833,069      35,550,405     43,383,474
DICKINSON, ND ..........       57,470       6,864,237     354,820        51,148       7,427,717      7,478,865
WEST PASCO, FL .........    1,422,383       6,552,470       8,500     1,121,383       6,560,970      7,682,353
MARIANNA, FL ...........    1,496,347       3,499,835     129,855     1,496,347       3,637,290      5,133,637
HUTCHINSON, MN .........      401,502       5,510,326     656,937       426,502       6,244,921      6,671,423
NEW BERN, NC ...........      780,029       8,204,036      71,587       780,029      11,266,277     12,046,306
MENTOR, OH .............      184,420       1,148,523           0       184,420       1,148,523      1,332,943
STREETSBORO, OH ........       50,000       1,298,398           0        50,000       1,560,258      1,610,258
AURORA, OH .............      100,000       2,909,005           0       100,000       2,937,911      3,037,911
HIGHLAND, IN ...........    4,003,400      20,101,245           0     4,003,400      22,891,664     26,895,064
AHWATUKEE, AZ PHASE I ..    5,302,089      21,521,302           0     5,302,089      21,539,594     26,841,683
AHWATUKEE, AZ PHASE II .    7,762,645       3,443,005       3,188     7,762,645      34,433,193     42,195,838
PHOENIX, AR ............    1,733,400       6,979,713           0     1,733,400       8,356,783     10,090,183
ARROWHEAD CROSSING .....            0           2,535           0             0           2,535          2,535
PHOENIX, AR ............    4,686,600      21,569,807           0     4,686,600      21,569,307     26,255,907
MAPLE GROVE, MN ........    4,564,278      18,379,324           0     4,564,277      18,410,333     22,974,610
ST. PAUL, MN ...........    4,467,901      18,084,446           0     4,467,901      18,093,315     22,561,216
TANASBOURNE TWN CTR ....    3,780,000      15,991,872           0     3,780,000      18,222,355     22,002,355
EAGAN, MN ..............    4,107,557      22,882,932           0     4,107,557      22,891,801     26,999,358
FORT WORTH, TX .........    2,325,000      10,275,719           0     2,325,000      21,406,261     23,731,261
RUSSELLVILLE, AR .......      624,100      13,391,122           0       624,100      13,400,969     14,025,069
N. LITTLE ROCK, AR .....      907,083      17,159,794           0       907,083      17,187,763     18,094,846
FAYETTEVILLE, AK .......    2,365,974       9,503,285           0     2,365,974       9,503,285     11,869,259
OTTUMWA, IA ............      338,125       8,564,280     102,680       321,628       8,757,528      9,079,156
WASHINGTON, NC .........      990,780       3,118,121      33,690     2,435,459       3,182,676      5,618,135
OVIDEO, FL .............    6,010,173               0           0     6,010,173               0      6,010,173
ORLANDO, FL ............    4,792,146      11,673,702      84,343     4,792,146      11,833,171     16,625,317
DURHAM, NC .............    2,210,222      11,671,268     277,631     2,210,222      11,964,587     14,174,809
CRYSTAL RIVER, FL ......    1,216,709       5,795,643     364,531     1,219,142       6,182,077      7,401,219
TWINSBURG, OH (HBC) ....      138,204         833,311     692,706       138,204       1,523,792      1,661,996
Portfolio Balance (DDR).            0      20,485,201   1,272,842             0      30,461,155     30,461,155
                         -------------------------------------------------------------------------------------

                         $206,034,339    $928,853,555 $13,278,039  $207,477,229  $1,118,265,475 $1,325,742,705
                         ============    ============ ===========  ============  ============== ==============

ALAMOSA, CO ............        578,482        836,270              0    S/L 30        1986 (C)
WILMINGTON, NC .........      4,500,214     23,851,564     10,075,323    S/L 31.5      1989 (C)
BERLIN, VT .............      3,861,093      8,085,368      4,940,000    S/L 30        1986 (C)
BRAINERD, MN ...........      1,790,888     11,299,965        935,000    S/L 31.5      1991 (A)
SPRING HILL, FL ........      1,561,272      8,406,753      6,134,476    S/L 30        1988 (C)
TIFFIN, OH .............      3,634,980      3,345,016              0    S/L 30        1980 (C)
TOLEDO, OH .............        951,927     12,122,405              0    S/L 31.5      1995 (A)
TOLEDO, OHIO ...........              0      5,556,887              0    S/L 31.5      1997 (C)
DENVER, CO .............        206,292     43,177,182              0    S/L 31.5      1997 (C)
DICKINSON, ND ..........      4,819,716      2,659,149              0    S/L 30        1978 (C)
WEST PASCO, FL .........      2,560,416      5,121,937      4,783,894    S/L 30        1986 (C)
MARIANNA, FL ...........        852,017      4,281,620              0    S/L 31.5      1990 (C)
HUTCHINSON, MN .........      3,414,210      3,257,213      5,134,849    S/L 30        1981 (C)
NEW BERN, NC ...........      2,523,962      9,522,344      5,392,642    S/L 31.5      1989 (C)
MENTOR, OH .............        486,148        846,795              0    S/L 31.5      1987 (C)
STREETSBORO, OH ........        469,108      1,141,150              0    S/L 25        1989 (C)
AURORA, OH .............        489,487      2,548,424              0    S/L 31.5      1988 (C)
HIGHLAND, IN ...........        855,085     26,039,979              0    S/L 31.5      1997 (A)
AHWATUKEE, AZ PHASE I ..        569,471     26,272,212              0    S/L 31.5      1997 (A)
AHWATUKEE, AZ PHASE II .        873,505     41,322,333              0    S/L 31.5      1997 (A)
PHOENIX, AR ............        353,204      9,736,979              0    S/L 31.5      1997 (A)
ARROWHEAD CROSSING .....             34          2,501              0    S/L 31.5      1997 (A)
PHOENIX, AR ............      1,005,394     25,250,513              0    S/L 31.5      1997 (A)
MAPLE GROVE, MN ........        876,229     22,098,381              0    S/L 31.5      1997 (A)
ST. PAUL, MN ...........        284,410     22,276,806              0    S/L 31.5      1997 (A)
TANASBOURNE TWN CTR ....        696,291     21,306,064              0    S/L 31.5      1997 (A)
EAGAN, MN ..............        302,088     26,697,270              0    S/L 31.5      1997 (A)
FORT WORTH, TX .........        551,985     23,179,276              0    S/L 31.5      1997 (A)
RUSSELLVILLE, AR .......      1,560,024     12,465,045              0    S/L 31.5      1994 (A)
N. LITTLE ROCK, AR .....      2,038,924     16,055,922              0    S/L 31.5      1994 (A)
FAYETTEVILLE, AK .......         25,098     11,844,161              0    S/L 31.5      1997 (A)
OTTUMWA, IA ............      2,412,145      6,667,011              0    S/L 31.5      1990 (C)
WASHINGTON, NC .........        864,177      4,753,958              0    S/L 31.5      1990 (C)
OVIDEO, FL .............              0      6,010,173              0    S/L 31.5      1997 (C)
ORLANDO, FL ............      3,348,143     13,277,174              0    S/L 31.5      1989 (C)
DURHAM, NC .............      2,704,828     11,469,981              0    S/L 31.5      1990 (C)
CRYSTAL RIVER, FL ......      2,454,996      4,946,223              0    S/L 30        1986 (C)
TWINSBURG, OH (HBC) ....        425,221      1,236,775              0    S/L 31.5      1989 (C)
Portfolio Balance (DDR).        773,184     29,687,971              0
                             ----------------------------------------

                             $171,737,359 $1,154,005,346  $89,675,698
                             ============ ==============  ===========


(1) S/L refers to straight-line depreciation.

(A) The Aggregate Cost for Federal Income Tax purposes was approximately $ 1,344.1 million at December 31, 1997

       The changes in Total Real Estate Assets for the three years ended
         December 31, 1997 are as follows:


                                                                       1997           1996           1995
                                                                  -------------   -------------  -------------
                         BALANCE, BEGINNING OF YEAR                $991,646,960    $848,373,336   $686,890,098
                         ACQUISITIONS                               267,868,208     114,390,359     81,634,342
                         IMPROVEMENTS AND EXPANSIONS                 78,701,065      64,199,411     84,884,431
                         CHANGES IN LAND UNDER DEVELOPMENT
                           AND CONSTRUCTION IN PROGRESS              (3,871,141)      9,557,168      2,405,064
                         SALES AND RETIREMENTS                       (8,602,387)    (44,873,314)    (7,440,599)
                                                                  -------------   -------------  -------------
                         BALANCE, END OF YEAR                    $1,325,742,705    $991,646,960   $848,373,336
                                                                  ==============  =============  =============



       The changes in Accumulated Depreciation and Amortization for the three years ended December 31, 1997 are as follows:

                                                                       1997           1996           1995
                                                                  -------------   -------------  -------------
                         BALANCE, BEGINNING OF YEAR                $142,039,284    $120,040,503   $100,051,018
                         DEPRECIATION FOR YEAR                       32,208,290      24,872,181     21,838,209
                         SALES AND RETIREMENTS                       (2,510,215)     (2,873,400)    (1,848,724)

                                                                  -------------   -------------  -------------
                         BALANCE, END OF YEAR                      $171,737,359    $142,039,284   $120,040,503
                                                                  =============   =============  =============
