Form 10-Q
period 1998-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 1998-05-15
CIK 894315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------   ---------------
Commission file number     1-11690

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Ohio                                                  34-1723097
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

                                 (440) 247-4700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


Indicated by check u whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days Yes u No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

      Indicate the number of shares outstanding of each of the issuer's classes of common shares as of the latest practicable date.

                28,574,796 shares outstanding as of May 11, 1998
                ----------                          ------------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31,
1997.

Condensed Consolidated Statements of Operations for the Three Month Periods ended March 31, 1998 and 1997.

Condensed Consolidated Statements of Cash Flows for the Three Month Periods ended March 31, 1998 and 1997.

Notes to Condensed Consolidated Financial Statements.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                 March 31,      December 31,
                                                                                    1998            1997
                                                                                -----------     -----------
Real estate rental property:
   Land                                                                         $   201,706     $   183,809
   Land under development                                                            23,043          23,668
   Construction in progress                                                          45,964          28,130
   Buildings                                                                      1,155,635       1,071,717
   Fixtures and tenant improvements                                                  20,205          18,418
                                                                                -----------     -----------
                                                                                  1,446,553       1,325,742
   Less accumulated depreciation                                                   (180,843)       (171,737)
                                                                                -----------     -----------
   Real estate, net                                                               1,265,710       1,154,005
Other real estate investments                                                         7,760          72,149
Cash and cash equivalents                                                            14,101              18
Investments in and advances to joint ventures                                       162,977         136,267
Other assets                                                                         32,704          29,479
                                                                                -----------     -----------
                                                                                $ 1,483,252     $ 1,391,918
                                                                                ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
   Fixed rate senior notes                                                      $   492,036     $   392,254
   Revolving credit facilities                                                       95,000         139,700
    Subordinated convertible debentures                                              44,142          46,891
                                                                                -----------     -----------
                                                                                    631,178         578,845
Mortgage indebtedness:
    Banks and other financial institutions                                          136,927          89,676
                                                                                -----------     -----------
                  Total indebtedness                                                768,105         668,521

Accounts payable and accrued expenses                                                33,021          28,601
Other liabilities                                                                    10,354           9,100
Minority equity interests                                                              --            16,293
Operating partnership minority interests                                              3,151             353
                                                                                -----------     -----------
                                                                                    814,631         722,868
                                                                                ===========     ===========
Commitments and contingencies

Shareholders' equity:
   Class A - 9.5% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 421,500 shares
       issued and outstanding at March 31, 1998 and December 31, 1997               105,375         105,375
   Class B - 9.44% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 177,500 shares
       issued and outstanding at March 31, 1998 and December 31, 1997                44,375          44,375
   Common shares, without par value, $.10 stated value; 50,000,000 shares authorized; 27,822,166 and 27,687,576 shares issued and
       outstanding at March 31, 1998 and December 31, 1997, respectively              2,782           2,769
   Paid-in-capital                                                                  584,648         580,509
   Accumulated dividends in excess of net income                                    (68,098)        (63,517)
                                                                                -----------     -----------

                                                                                    669,082         669,511
   Less:   Unearned compensation - restricted stock                                    (461)           (461)
                                                                                -----------     -----------
                                                                                    668,621         669,050
                                                                                -----------     -----------
                                                                                $ 1,483,252     $ 1,391,918
                                                                                ===========     ===========




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          1998           1997
                                                         --------      --------
Revenues from operations:
     Minimum rents                                       $ 36,132      $ 27,566
     Percentage and overage rents                           1,103         1,057
     Recoveries from tenants                                9,038         7,226
     Management fee income                                    755           723
     Other                                                  2,471           881
                                                         --------      --------
                                                           49,499        37,453
                                                         --------      --------
Rental operation expenses:
     Operating and maintenance                              4,054         3,673
     Real estate taxes                                      5,959         4,391
     General and administrative                             2,932         2,360
     Interest expense                                      11,453         8,047
     Depreciation and amortization                          9,136         7,406
                                                         --------      --------
                                                           33,534        25,877
                                                         --------      --------
Income before equity in net income
   of joint ventures, gain on sale of real
   estate, allocation to minority interest
   and extraordinary item                                  15,965        11,576

Equity in net income of joint ventures                      2,238         2,717
Gain on sales of real estate                                 --           3,526
                                                         --------      --------
Income before allocation to minority interests
   and extraordinary item                                  18,203        17,819
Income allocated to minority equity interests                (189)         (265)
                                                         --------      --------
Income before extraordinary item                           18,014        17,554
Extraordinary item - extinguishment of
  debt - deferred finance costs written-off                  (882)         --
                                                         --------      --------
Net income                                               $ 17,132      $ 17,554
                                                         ========      ========

Net income applicable to common shareholders             $ 13,582      $ 14,004
                                                         ========      ========

Comprehensive income                                     $ 13,582      $ 14,004
                                                         ========      ========

Per share data:
  Earnings per common share - basic:
     Income before extraordinary item                    $   0.52      $   0.57
     Extraordinary item                                     (0.03)         --
                                                         --------      --------
     Net income                                          $   0.49      $   0.57
                                                         ========      ========

Earnings per common share - diluted:
     Income before extraordinary item                    $   0.50      $   0.56
     Extraordinary item                                     (0.03)         --
                                                         --------      --------
     Net income                                          $   0.47      $   0.56
                                                         ========      ========

Dividends declared                                       $   .655      $    .63
                                                         ========      ========




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                (DOLLARS IN THOUSANDS, EXPECT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     1998       1997
                                                                   --------     ---------

Net cash flow provided by operating activities                     $ 29,600     $  21,107
                                                                   --------     ---------

Cash flow provided by (used for) investing activities:
    Real estate developed or acquired                               (77,141)     (114,017)
    Investments in and advances to joint ventures, net              (11,873)       (5,462)
    Issuance of notes receivable                                       (911)         --
    Proceeds from transfer of joint venture interests                41,526          --
    Proceeds from sales of real estate                                 --           5,452
                                                                   --------     ---------
Net cash flow used for investing activities                         (48,399)     (114,027)
                                                                   --------     ---------
Cash flow provided by (used for) financing activities:
    Repayment of revolving credit facilities, net                   (44,700)      (76,500)
    Proceeds from issuance of Medium Term Notes, net of
      underwriting commissions and  $220 of offering expenses
      paid in 1998                                                   98,897          --
    Principal payments on rental property debt                         (608)         (609)
    Proceeds from issuance of Fixed Rate Senior Notes, net of
       underwriting commissions and discounts and $500 of
       offering expenses paid                                          --          74,147
    Proceeds from call premium of Fixed Rate Senior Notes              --           1,430
    Payment of deferred finance costs (bank borrowings)                (426)         --
    Proceeds from issuance of common shares, net of
       underwriting commissions and $425 of offering expenses
       paid in 1997                                                    --         115,832
    Proceeds from issuance of common shares in conjunction with exercise of stock options, the Company's 401(k) plan,
       restricted stock plan and dividend reinvestment plan           1,433           614
    Dividends paid                                                  (21,714)      (19,324)
                                                                   --------     ---------
Net cash flow provided by financing activities                       32,882        95,590
                                                                   --------     ---------
Increase in cash and cash equivalents                                14,083         2,670
Cash and cash equivalents, beginning of period                           18            12
                                                                   --------     ---------
Cash and cash equivalents, end of period                           $ 14,101     $   2,682
                                                                   ========     =========

Supplemental disclosure of non cash investing and financing activities:

In conjunction with the acquisition of certain shopping centers, the Company
assumed mortgage debt, liabilities and recorded a minority equity       interest
aggregating approximately $51.6 million during the three month period ended March 31, 1998. The Company also had approximately $2.7 million of debentures convert into common shares of the Company, which did not require the use of cash. In addition, included in accounts payable was approximately $0.2 million relating to construction in progress. The foregoing transactions not require the use of cash.

In conjunction with the acquisitions of certain shopping centers, the Company assumed liabilities and recorded a minority interest aggregating approximately $22.9 million during the three month period ended March 31, 1997. In addition, included in accounts payable was approximately $0.3 million relating to construction in progress. The foregoing transactions did not require the use of cash.

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

         Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

New Accounting Standards

         In June 1997, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 130 - Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the changes in equity of a business during a period from transactions and other events and circumstances from nonowner sources. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. There were no required adjustments necessary to reflect comprehensive income for the period ended March 31, 1998 or 1997.

2.       OFFERING

         In January 1998, the Company issued $100 million of Unsecured Fixed Rate Senior Notes pursuant to its Medium Term Note program. These notes have a term of ten years and a coupon interest rate of 6.625%. The aggregate net proceeds received of approximately $99.1 were primarily used to retire variable rate indebtedness on the Company's revolving credit facilities.

3.       EQUITY INVESTMENTS IN JOINT VENTURES:

         The Company's equity investments in joint ventures at March 31, 1998 were comprised of (i) a 50% joint venture interest in four community center joint ventures, formed in November 1995, which own and operate ten shopping center properties located in nine different states aggregating approximately 4.0 million square feet; (ii) a 50% joint venture interest, formed in September 1996, with The Ohio State Teachers Retirement Systems (OSTRS) which owns and operates two shopping centers aggregating approximately 0.5 million square feet; (iii) a 50% joint venture interest, formed in October 1996, in conjunction with the development of shopping center in Merriam, Kansas, aggregating approximately 0.4 million square feet; (iv) a 35% joint venture interest in a limited partnership, formed in January 1997, that owns a 0.3 million square foot shopping center located in San Antonio, Texas; (v) a 50% joint venture interest in a limited partnership, that owns a 0.4 million square foot shopping center located in Martinsville, Virginia which was formed in January 1993; (vi) a 50% interest in four separate joint ventures which are currently developing four shopping centers; (vii) a 50% joint venture interest acquired in March 1998, which owns a shopping center aggregating 0.3 million square feet, in Columbus, Ohio; (viii) a 79.45% joint venture interest acquired in March 1998, which owns a shopping center aggregating 0.3 million square feet, in Columbus, Ohio; and (ix) a 25% joint venture interest in the retail value fund formed with Prudential Real Estate Investors in February 1998, which acquired 33 retail sites located in 13 different states. These sites were formerly occupied by Best Products and are currently being redeveloped.

Summarized combined financial information of the Company's joint venture investments is as follows (in thousands):

                                                    March 31,       December 31,
Combined Balance Sheets                               1998               1997
                                                    ---------         ---------
  Land                                              $ 161,770         $ 147,466
  Buildings                                           513,026           482,153
  Fixtures and tenant improvements                      1,326             1,315
  Construction in progress                             82,453            19,172
                                                    ---------         ---------
                                                      758,575           650,106
  Less accumulated depreciation                       (31,171)          (26,113)
                                                    ---------         ---------
  Real estate, net                                    727,404           623,993
  Other assets                                         34,356            25,817
                                                    ---------         ---------
                                                    $ 761,760         $ 649,810
                                                    =========         =========

  Mortgage debt                                     $ 443,319         $ 389,160
  Amounts payable to DDRC                              27,731            32,667
  Other liabilities                                    10,396             9,549
                                                    ---------         ---------
                                                      481,446           431,376
  Accumulated equity                                  280,314           218,434
                                                    ---------         ---------
                                                    $ 761,760         $ 649,810
                                                    =========         =========



                                                            Three Month Period
                                                             Ended March 31,
Combined Statements of Operations                          1998            1997
                                                          -------        -------

  Revenues from operations                                $20,509        $19,304
                                                          -------        -------

  Rental operation expenses                                 4,789          4,659

  Depreciation and amortization expenses                    3,044          2,704
  Interest expense                                          8,127          6,428
                                                          -------        -------
                                                           15,960         13,791
                                                          -------        -------
  Net income                                              $ 4,549        $ 5,513
                                                          =======        =======

         The amount of advances to and investments in joint ventures is reduced by a deferred gain of approximately $5.9 million related to the contribution of the real estate property and mortgage debt to the OSTRS Joint Venture.

         Included in management fee income for the three month period ended March 31, 1998 and 1997, is approximately $0.7 million and $0.6 million, respectively, of fees earned by the Company for services rendered to the joint ventures. Similarly, other income for the three month period ended March 31, 1998 and 1997, includes $0.4 million and $0.1 million, respectively, of development fee income for services rendered to the joint ventures.

4.  ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

         During the three month period ended March 31, 1998, the Company completed the acquisition of, or investment in, twelve shopping centers with an aggregate of approximately 1.7 million Company owned gross leasable square feet
(GLA) at an initial aggregate investment of approximately $198 million. These properties are summarized as follows:

                                                                        Effective
                                                       Year              Date of                Company
                             Location                  Built           Acquisition               GLA
                             --------                  -----           -----------               ---
  Country Club Mall - Idaho Falls, Idaho               1976         February 25, 1998          148,593
  Bel Air Centre - Detroit, Michigan                   1989           March 10, 1998           343,502
  Perimeter Shopping Center - Dublin, Ohio             1996           March 23, 1998           137,610
  OfficeMax - Barboursville, West Virginia             1985           March 23, 1998            70,900
  Big Bear - Bellefontaine, Ohio                       1995           March 28, 1998            54,780
  Roundy's - Hamilton, Ohio                            1986           March 23, 1998            30,110
  Hoggies Center- Gahanna, Ohio                        1995           March 23, 1998            39,285
  Roundy's/Rite Aid - Pataskala, Ohio                  1980           March 23, 1998            33,270
  Shoppes at Turnberry - Pickerington, Ohio            1990           March 23, 1998            59,495
  Derby Square Shopping Center - Grove City, Ohio      1992           March 23, 1998           128,050
  Lennox Town Center - Columbus, Ohio (1)              1997           March 23, 1998           336,044
  Sun Center - Columbus, Ohio (2)                      1995           March 23, 1998           317,581

        (1) Property acquired through a joint venture in which the Company owns a 50% interest.
        (2) Property acquired through a joint venture in which the Company owns a 79.45% interest

         The operating results of the acquired shopping centers are included in the results of operations of the Company from the effective date of acquisition.

         The following unaudited supplemental pro forma operating data is presented for the three months ended March 31, 1998 as if each of the following transactions had occurred on January 1, 1998; (i) the acquisition of all properties acquired, or interests therein, by the Company in 1998, (ii) the completion of the sale by the Company of $100 million of Medium Term Notes in January 1998 and (iii) the purchase by the Company of the minority interest of a shopping center in Cleveland, Ohio, in March 1998.

         The following unaudited supplemental pro forma operating data is presented for the three months ended March 31, 1997 as if each of the following transactions had occurred on January 1, 1997:

(i) the acquisition of all properties acquired, or interests therein, by the Company in 1997 and 1998, (ii) the completion of the sale by the Company of $202 million of Medium Term Notes in 1997 and 1998, (iii) the completion of the sale by the Company of 3,350,000 common shares in January 1997, (iv) the completion of the sale by the Company of the $75 million 7.125% Pass through Asset Trust Securities in March 1997, (v) the completion of the sale by the Company of 1,300,000 common shares in June 1997, (vi) the completion of the sale by the Company of 507,960 common shares in September 1997, (vii) the completion of the sale by the Company of 316,800 common shares in December 1997 and (viii) the purchase by the Company of the minority interest of a shopping center in Cleveland, Ohio in March 1998.

                                                 Three Month Period Ended March 31,
                                                 ----------------------------------
                                                    (in thousands, except per share)
                                                        1998             1997
                                                     ----------       ----------

Pro forma revenues                                   $   51,862       $   41,460
                                                     ==========       ==========
Pro forma income before extraordinary item           $   14,261       $   14,179
                                                     ==========       ==========
Pro forma net income applicable
   to common shareholders                            $   13,379       $   14,179
                                                     ==========       ==========
Per share data:
   Earnings per common share - basic:
     Income before extraordinary item                $     0.51       $     0.57
     Extraordinary item                                   (0.03)            --
                                                     ----------       ----------
     Net income                                      $     0.48       $     0.57
                                                     ==========       ==========

  Earnings per common share - diluted:
     Income before extraordinary item                $     0.50       $     0.56
     Extraordinary item                                   (0.03)            --
                                                     ----------       ----------
     Net income                                      $     0.47       $     0.56
                                                     ==========       ==========

         The 1997 pro forma information above does not include revenues and expenses for four of the seven properties acquired by the Company in 1997 prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful.

5.       SHAREHOLDERS' EQUITY AND OPERATING PARTNERSHIP UNITS:

        The following table summarizes the changes in shareholders' equity since December 31, 1997 (in thousands):

                              Class A 9.5%    Class B 9.44%
                               Cumulative     Cumulative
                               Redeemable     Redeemable
                               Preferred       Preferred      Common                    Accumulated     Unearned
                                Shares ($250  Shares ($250    Shares                   Dividends in    Compensation
                                  Stated       Stated     ($.10 stated    Paid-in       Excess of        Restricted
                                   Value)       Value)        Value)       Capital       Net Income          Stock         Total
                                 ---------     --------      --------      ---------     ---------       ----------    ---------
Balance December 31, 1997        $ 105,375    $  44,375      $  2,769        580,509     $ (63,517)     $      (461) $   669,050
Net income                                                                                  17,132                        17,132
Dividends declared -
   Common Shares                                                                           (18,163)                      (18,163)
Dividends declared -
  Preferred Shares                                                                          (3,550)                       (3,550)
Conversion of Debentures                                            8          2,712                                       2,720
Issuance of common shares
  related to exercise of stock
  options, employee 401(k) plan
  and dividend reinvestment plan                                    5          1,427                                       1,432
                                 ---------     --------      --------      ---------     ---------       ----------    ---------
Balance March 31, 1998           $ 105,375     $ 44,375      $  2,782      $ 584,648     $ (68,098)      $     (461)   $ 668,621
                                 =========     ========      ========      =========     =========       ==========    =========



         In March 1998, in conjunction with the acquisition of ten shopping centers, the Company formed a limited partnership which issued 69,936 limited partnership units which are exchangeable, at the option of the Company, on a one-for-one basis into the Company's common shares or for cash.

         In 1997, in conjunction with the acquisition of two shopping centers the Company formed limited partnerships which issued 8,942 limited partnership units which are exchangeable, at the option of the Company, on a one-for-one basis into the Company's common shares or for cash.

6.       REVOLVING CREDIT FACILITIES:

     In February 1998, the Company and a amend and restate the Company's primary revolving credit facility (the "Unsecured Credit Facility") to increase the facility to $250 million from $150 million. The new agreement also provides for a reduction in pricing and an extension of the term for an additional year through April 2001. The amended and restated facility also continues to provides for a competitive bid option for up to 50% of the facility amount. During the first quarter of 1998, the Company recognized a non-cash extraordinary charge of approximately $0.9 million ($0.03 per share), relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility. The Company's borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.85%), depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Unsecured Credit Facility is used to finance the acquisition of properties, to provide working capital and for general corporate purposes. At March 31, 1998, $95.0 million was outstanding under this facility.

         In addition, the Company maintains a $10 million unsecured revolving credit facility with National City Bank. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently at 1.10%) depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. At March 31, 1998 there was no indebtedness outstanding under this facility.

7.       RELATED PARTY TRANSACTIONS

         In February 1998, the Company acquired a shopping center located in Idaho Falls, Idaho from a limited partnership in which the Company's
Chairman Emeritus, The Chairman of the Board, and the Vice-Chairman of the Board owned, in the aggregate, through a separate partnership, a 1% general partnership interest. The shopping center aggregates approximately 0.2 million of Company GLA. The initial purchase price of the property was approximately $6.5 million. In accordance with the purchase agreement, the Company may be required to pay the seller an additional $0.8 million upon the leasing of vacant space in the center.

         In addition, the Company paid to a partnership owned by the Chairman Emeritus approximately $0.1 million for leasing/sales commissions associated with leasing or sale of certain shopping center outlots. Also, the Company paid approximately $0.4 million to a company owned by the brother-in-law of the Chairman of the Board relating to fees and commissions on the acquisition of several shopping centers in 1998. Management believes that the fees and commissions paid were at least as favorable to the Company as could have been obtained from an unrelated third party.

8.       EARNINGS AND DIVIDENDS PER SHARE

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

                                              For the three month period ended March 31,
                                                (in thousands, except per share amounts)
                                                       1998                1997
                                                      --------         --------
Income before extraordinary item                      $ 18,014         $ 17,554
Less:  Preferred stock dividend                         (3,550)          (3,550)
                                                      --------         --------

Basic EPS - Income before
  extraordinary item applicable to
  common shareholders                                   14,464           14,004
Effect of dilutive securities:
  Joint venture partnership                               (314)            --
                                                      --------         --------
Diluted EPS - Income before
   extraordinary item applicable to
   common shareholders plus
   assumed conversions                                $ 14,150         $ 14,004
                                                      ========         ========
Number of Shares:
Basic - average shares outstanding                      27,750           24,515
Effect of dilutive securities:
   Joint venture partnership                               164             --
   Stock options                                           449              419
   Restricted stock                                          3                3
                                                      --------         --------
Diluted - average shares outstanding                    28,366           24,937
                                                      ========         ========
PER SHARE AMOUNT:
Income before extraordinary item
  Basic                                               $   0.52         $   0.57
                                                      ========         ========
Diluted                                               $   0.50         $   0.56
                                                      ========         ========

9.       CONVERTIBLE SUBORDINATED DEBENTURES

         During the three month period ended March 31, 1998, debentures in the principal amount of $2.7 million were converted into approximately 82,000 common shares. The related accrued but unpaid interest was forfeited by the holders. In addition, upon conversion of the debentures approximately $29,000 of unamortized debenture issue costs were charged to additional paid-in-capital.

10.      SUBSEQUENT EVENTS

         In April 1997, the Company completed a 669,639 common share offering and received net proceeds of approximately $25.3 million which were primarily used to retire variable rate debt.

         In April 1998, the Company acquired from Continental Real Estate Companies of Columbus, Ohio, interests in three additional shopping centers, located in the Columbus, Ohio area. Combined, these shopping centers will have approximately 1.0 million square feet of total gross leasable area. The Company's proportionate share of the investment will approximate $93.4 million upon completion of approximately 345,000 square feet which is currently under construction. The portion under construction has an estimated cost of approximately $42.4 million and the Company is scheduled to close on the investment periodically throughout 1998.

         In addition, in April 1998, the Company acquired the remaining ownership interest in a 584,000 square foot shopping center in Princeton, New Jersey at a total cost of approximately $36.4 million for consideration in the form of $27.9 million of debt assumed and $0.7 million of operating partnership units and cash. The Company had invested approximately $7.8 million in the shopping center as of December 31, 1997.

         On May 11, 1998, at the Company's annual shareholder meeting, the shareholders approved the following; (1) Amended the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company from 59,000,000 to 109,000,000 and (2) Approved the 1998 Developers Diversified Realty Corporation Equity Based Award Plan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the notes thereto.

         The Company considers portions of this information be forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of The Securities Exchange Act of 1934, both as amended, with respect to the Company's expectations for future periods. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believed," "anticipates," "plans," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including, among other factors, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, competition from other available space, dependence on rental income from real property or the loss of a major tenant.

RESULTS OF OPERATIONS

         Revenues from Operations

         Total revenues increased $12.0 million, or 32.2%, to $49.5 million for the three month period ended March 31, 1998 from $37.5 million for the same period in 1997. Base and percentage rents for the three month period ended March 31, 1998 increased $8.6 million, or 30.1%, to $37.2 million as compared to $28.6 million for the same period in 1996.

         Approximately $1.6 million of the increase in base and percentage rental income, for the three month period ended March 31, 1998 is the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1997), an increase of 5.9% over 1997 revenues from Core Portfolio Properties. The 17 shopping centers acquired by the Company in 1998 and 1997 contributed $6.1 million of additional base and percentage rental revenue and the three new shopping center developments contributed $1.1 million. These increases were offset by a decrease of $0.2 million relating to the sale of one shopping center in December 1997.

         At March 31, 1998 the in-place occupancy rate of the Company's portfolio was at 95.2% as compared to 94.1% at March 31, 1997. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $8.56 at March 31, 1998 as compared to $8.16 at March 31, 1997. Same store sales, for those tenants required to report such information, representing approximately 13.4 million square feet, increased 3.6% to $231 per square foot as compared to $222 per square foot for the prior twelve month period.

         The increase in recoveries from tenants of $1.8 million is directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 1998 and 1997 shopping center acquisitions and developments. Recoveries were approximately 90.3% of operating expenses and real estate taxes for the three month period ended March 31, 1998 as compared to 89.6%
for the same period in 1997. Management fee income and other income increased by approximately $1.6 million which generally relates to an increase in interest income and lease termination fees.

         Other income was comprised of the following (in thousands):

                                          Three Month Period
                                            Ended March 31,
                                          1998            1997
                                        --------          ------
Interest                                 $  912            $394
Temporary tenant
  rentals (Kiosks)                          112             121
Lease termination fees                      825             146
Development fees                            362             156
Other                                       260              64
                                         ------            ----
                                         $2,471            $881
                                         ======            ====

         Expenses from Operations

         Rental operating and maintenance expenses for the three month period ended March 31, 1998 increased $0.4 million, or 10.4% to $4.1 million as compared to $3.7 million for the same period in 1997. An increase of $0.7 million is attributable to the 20 shopping centers acquired and developed in 1997 and 1998 offset by a decrease of $0.3 million in the Core Portfolio Properties.

         Real estate taxes increased $1.6 million, or 35.7%, to $6.0 million for the three month period ended March 31, 1998 as compared to $4.4 million for the same period in 1997. An increase of $1.0 million is related to the 20 shopping centers acquired and developed in 1997 and 1998 and $0.6 million in the Core Portfolio Properties.

         General and administrative expenses increased $0.6 million, or 24.3%, to $2.9 million for the three month period ended March 31, 1998 as compared to $2.3 million in 1997. The increase is attributable to the growth of the Company primarily related to acquisitions, expansions and developments. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company has expensed all internal costs associated with acquisitions. Total general and administrative expenses were approximately 4.2% of total revenues, including revenues of joint ventures, for the three month periods ended March 31, 1998 and 1997.

         Depreciation and amortization expense increased $1.7 million, or 23.4%, to $9.1 million for the three month period ended March 31, 1998 as compared to $7.4 million for the same period in 1997. An increase of $1.4 million is related to the 20 shopping centers acquired and developed in 1998 and 1997 and $0.3 million in the Core Portfolio Properties.

         Interest expense increased $3.4 million, or 42.3%, to $11.5 million for the three month period ended March 31, 1998, as compared to $8.1 million for the same period in 1997. This increase is primarily related to the acquisition and development of shopping centers during 1998 and 1997. The weighted average debt outstanding during the three month period ended March 31, 1998 and related weighted average interest rate was $702.1 million and 7.4%, respectively, compared to $430.9 million and 7.8%, respectively, for the same period in 1997. Interest costs capitalized, in conjunction with development and expansion projects, were $1.8 million for the three month period ended March 31, 1998, as compared to $0.8 million, for the same period in 1997.

         Equity in net income of joint ventures decreased $0.5 million, or 17.6%, to $2.2 million for the three month period ended March 31, 1998 as compared to $2.7 million for the same period in 1997. This decrease is primarily attributable to an increase in interest expense at the Community Center Joint Ventures which refinanced its mortgage debt in May 1997 aggregating $322.5 million from a variable interest rate to a fixed interest rate.

         The minority equity interest expense decreased $0.1 million,or 28.5%, to $0.2 million for the three month period ended March 31, 1998, as compared to $0.3 million for the same period in 1997. The decrease relates to the Company's purchase in March 1998 of the minority interest in one shopping center located in Cleveland, Ohio, for approximately $16.3 million. The minority equity interest expense represents the priority distribution associated with such interests.

         Gain on sales of real estate aggregated $3.5 million for the three month period ended March 31, 1997. In March 1997, the Company sold two business centers in Highland Heights, Ohio aggregating approximately 113,000 square feet for approximately $5.7 million. The two business centers had been vacant for approximately 18 months.

         The extraordinary item, which aggregated $0.9 million for the three month period ended March 31, 1998, relates to the write-off of unamortized deferred finance costs with the amended and restated $250 million revolving credit agreement. (See Financing Activities).

         Net Income

         Net income decreased $0.4 million, or 2.4%, to $17.1 million for the three month period ended March 31, 1998, as compared to net income of $17.5 million for the same period in 1997. The decrease in net income of $0.4 million is primarily attributable to a reduction in the gain on sale of assets aggregating $3.5 million and an extraordinary charge of $0.9 million.

         The Changes in net income were comprised of increases in net operating revenues (total revenues less operating and maintenance, real estate taxes and general and administrative expense) aggregating $9.5 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, and the 20 shopping centers acquired and developed in 1997 and 1998. An increase of $0.1 million relates to a decrease in minority equity interest expense. The increase in net operating revenues and decrease in minority equity interest expense was offset by increases in depreciation, interest expense, equity income from joint ventures, gain on sales of real estate and extraordinary item of $1.7 million, $3.4 million, $0.5 million, $3.5 million and $0.9 million, respectively.

FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, nonrecurring and extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company's proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is substantially the same as the definition currently used by the National Association of Real Estate Investment Trusts ("NAREIT"). Certain other real estate companies may calculate funds from operations in a different manner. For the three month period ended March 31, 1998, FFO increased $5.9 million, or 30.7%, to $25.0 million as compared to $19.1 million for the same period in 1997. The increase is attributable to increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company's calculation of FFO is as follows (in thousands):

                                                          Three Month Period
                                                           Ended March 31,
                                                         1998            1997
                                                       --------        --------
Net income applicable to
  common shareholders (1)                              $ 13,582        $ 14,004
Depreciation of real property                             9,035           7,322
Equity in net income of joint ventures                   (2,238)         (2,717)
Minority interest expense
  (OP Units)                                                 11            --
Joint Ventures FFO (2)                                    3,731           4,051
 Gain on sales of real estate                              --            (3,526)
Extraordinary item                                          882            --
                                                       --------        --------
                                                       $ 25,003         $ 19,134
                                                       ========         ========


(1) Includes straight line rental revenues of approximately $0.7 million and $0.3 million for the three month period ended March 31, 1998 and 1997, respectively, primarily related to recent acquisitions and new developments.

(2)     Joint Venture Funds From Operations are summarized as follows:

         Net income (a)                               $    4,549      $    5,513
         Depreciation of real property                     3,044           2,704
                                                      ----------      ----------
                                                      $    7,593      $    8,217
                                                      ==========      ==========

         DDRC Ownership interests (b)                 $    3,731      $    4,051
                                                      ==========      ==========

(a) Revenues for the three month periods ended March 31, 1998 and 1997 include approximately $0.6 million, resulting from the recognition of straight line rents of which the Company's proportionate share is $0.3 million.

(b) At March 31, 1998 the Company owned a 50% joint venture interest relating to 14 operating shopping center properties, a 79.45% joint venture interest in one operating shopping center property and a 35% joint venture interest in one operating shopping center property. At March 31, 1997 the Company owned a 50% joint venture interest in 13 operating shopping center properties and a 35% joint venture interest in one shopping center.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the three month period ended March 31, 1998 increased to $29.6 million as compared to $21.1 million for the same period in 1997. The increase is attributable to the 20 shopping center acquisitions and developments completed in 1998 and 1997, new leasing, expansion and re-tenanting of the core portfolio properties and the equity offerings completed in 1998 and 1997.

         An increase in the 1998 quarterly dividend per common share to $.655 from $.63 was approved in December 1997 by the Company's Board of Directors. The Company's common share dividend payout ratio for the first quarter of 1998 approximated 72.6% of the actual Funds From Operations as compared to 82.4% for the same period in 1997. It is anticipated that the current dividend level will result in a more conservative payout ratio as compared to prior years. A lower payout ratio will enable the Company to retain more capital which will be utilized for attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

During the three month period ended March 31, 1998, the Company and its joint ventures invested $105.6 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company's expansion acquisition and development activity is summarized below:

Expansions:

The Company is currently expanding/redeveloping ten of its shopping centers and will continue to pursue additional expansion opportunities aggregating approximately 750,000 square feet of Company owned GLA. The Company is also scheduled to commence expansion/redevelopment projects during 1998 at eight additional shopping centers.

Acquisitions:

         During the first quarter of 1998, the Company completed the acquisition of, or investment in 12 shopping centers. The Company purchased Belair Centre, located in Detroit, Michigan, aggregating approximately 450,000 square feet for approximately $33.7 million. The Company also acquired Country Club Mall, located in Idaho Falls, Idaho, aggregating approximately 150,000 square feet for approximately $6.5 million.

         In March 1998, in a single transaction with Continental Real Estate Companies ("Continental") of Columbus, Ohio, the Company completed the acquisition of 10 shopping centers, two of which were acquired through joint ventures. The 10 shopping centers total 1.2 million gross square feet of Company-owned retail space. The Company's aggregate cost associated with these centers was $91.9 million. The Company's net investment was initially funded through its revolving credit facilities, cash and liabilities assumed of approximately $31.6 million, mortgages assumed of approximately $57.5 million (including $29.3 million of joint venture mortgage debt) and the issuance of 69,936 Operating Partnership Units valued at approximately $2.8 million. These Units are exchangeable on a one for one basis into shares of the Company's common stock.

         In April 1998, the Company acquired from Continental interests in three additional shopping centers, located in the Columbus, Ohio area. Combined, these shopping centers will have approximately 1.0 million square feet of total gross leasable area. The Company's investment will approximate $93.4 million upon completion of approximately 345,000 square feet which is currently under construction. The portion under construction has an estimated cost of approximately $42.4 million and the Company is scheduled to close on this investment periodically throughout 1998.

         In addition, in April 1998, the Company acquired the remaining ownership interest in a 584,000 square foot shopping center in Princeton, New Jersey at a total cost of approximately $36.4 million including

$27.9 million of debt assumed and $0.7 million of operating partnership units and cash. The Company had invested approximately $7.8 million in the shopping center at the end of December 1997.

         In March, 1998 the Company acquired the remaining ownership interest in Great Northern Shopping Center located in North Olmsted, Ohio at a cost of $16.3 million. This was previously reflected as minority equity interest on the Company's balance sheet.

Developments:

         The Company has commenced construction on two shopping centers. The first is a 200,000 gross square foot Phase II development located adjacent to the Company's Erie, Pennsylvania center, and is to be anchored by Home Depot (not owned by the Company), PETsMART and Circuit City. The second is a 445,000 gross square foot shopping center in Merriam, Kansas which is being developed through a joint venture formed in October 1996, 50% of which is owned by the Company. This center will be anchored by Home Depot (not owned by the Company), Cinemark Theaters, Hen House Supermarket, OfficeMax, Marshalls, Old Navy and PETsMART as anchor tenants. Both the Erie, Pennsylvania (Phase II) and Merriam, Kansas shopping centers are scheduled for completion during the last half of 1998.

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

         The Company has entered, or intends to enter, into joint venture agreements for seven additional projects with various developers throughout the country at a projected cost aggregating approximately $277 million. The majority of these projects should commence development in 1998 and are currently scheduled for completion in 1999.

FINANCING ACTIVITIES

         The acquisitions, developments and expansions were financed through cash provided from operating activities, revolving credit facilities, mortgages assumed and debt and equity offerings. Total debt outstanding at March 31, 1998 was $768.1 million compared to $477.4 million at March 31, 1997.

         In January 1998, the Company issued $100 million of senior unsecured fixed rate notes through its Medium Term Note program with a maturity of ten years and an interest rate of 6.625%. The proceeds were used to repay variable rate borrowings on the Company's revolving credit facilities primarily associated with 1997 shopping center acquisitions.

         In March 1998, the Company amended and restated its revolving credit facility and increased the available borrowings to $250 million from $150 million, reduced the pricing to .85% over LIBOR from 1.10% over LIBOR and extended the term for an additional year through April 2001. The amended and restated facility also continues to provide for a competitive bid option for up to 50% of the facility amount. The Company recognized a non cash extraordinary charge of approximately $0.9 million ($0.03 per share) in the first quarter of 1998 relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility.

         In April 1998, the Company completed a 669,639 common share offering, through a registered unit investment trust, and received net proceeds of approximately $25.3 million which were primarily used to repay revolving credit facility borrowings.

         At March 31, 1998, the Company's capitalization consisted of $768.1 million of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $224.3 million), $149.8 million of preferred stock and $1,140.5 million of market equity (market equity is defined as common shares and OP Units (approximately 79,000) outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at March 31, 1998 of $40.875) resulting in a debt total market capitalization ratio of 0.37 to 1.0. At March 31, 1998, the Company's total debt consisted of $670.4 million of fixed rate debt and $97.7 million of variable rate debt.

         It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. As of March 31, 1998, the Company had $336.0 million available under its shelf registration statement. In addition, as of March 31, 1998, the Company had cash of $14.1 million and $165.0 million available under its $260.0 million of unsecured revolving credit facilities. On March 31, 1998, the Company also had 103 operating properties with $40.1 million, or 76.9%, of the total revenue for the three month period ended March 31, 1998 which were unencumbered thereby providing a potential collateral base for future borrowings.

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

         At March 31, 1998, approximately 87.3% of the Company's debt (not including joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 5.6 years and a weighted average interest rate of approximately 7.5%. The remainder of the Company's debt bears interest at variable rates, with a weighted average maturity of approximately 3.3 years and a weighted average interest rate of approximately 6.4%. As of March 31, 1998, the Company's joint venture indebtedness aggregated $419.2 million of fixed rate debt, of which the Company's proportionate share was $212.2 million, and $24.1 million of variable rate debt, of which the Company's proportionate share was $12.1 million. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities to initially fund future acquisitions. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that increases in interest expense as a result of inflation would not significantly impact the Company's distributable cash flow.

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

ITEM 2.    MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

         In March 1998, in conjunction with the acquisition of twelve shopping centers in Ohio and one shopping center in West Virginia, the Company formed a limited partnership which issued approximately 128,163 limited partnership units (the "Units") which are convertible on a one-for-one basis into the Company's common shares. The Units are convertible at any time after February 4, 1999, subject to the Company's right to redeem such units for cash in lieu of delivering such common shares. This transaction was conducted as a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.   OTHER EVENTS

         None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits -

          27       (a)   Financial Data Schedule

b)       Date of Report                   Items Reported

         February 25, 1998       Item 2.  Acquisition or Disposition of Assets
                                 Item 5. Other Events

         February 25, 1998       Item 5.  Other Events
                                 Item 7.  Financial Statements, Pro Forma
                                          Financial/Information and Exhibits

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DEVELOPERS DIVERSIFIED REALTY CORPORATION



            May  15, 1998            /s/ Scott A. Wolstein
----------------------------      --------------------------------------

                 (Date)          Scott A. Wolstein, President and
                                 Chief Executive Officer


            May  15, 1998           /s/ William H. Schafer
----------------------------     -------------------------
          (Date)                 William H. Schafer, Chief Financial Officer
                                 (Principal Financial Officer and Principal
                                  Accounting Officer)