Form 10-Q
period 1998-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 1998-08-14
CIK 894315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------       ---------------------

Commission file number     1-11690
                        -------------

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

               34555 Chagrin Boulevard Moreland Hills, Ohio 44022
--------------------------------------------------------------------------------
               Address of principal executive offices - zip code)

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


     Indicated by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to
     such filing requirements for the past 90 days Yes x   No
                                                       --     --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common shares as of the latest practicable date.

               57,234,616 shares outstanding as of August 6, 1998
               ----------                          --------------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997.

Condensed Consolidated Statements of Operations for the Three Month Periods ended June 30, 1998 and 1997.

Condensed Consolidated Statement of Operations for the Six Month Periods ended June 30, 1998 and 1997.

Condensed Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 1998 and 1997.

Notes to Condensed Consolidated Financial Statements.


                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                    June 30,          December 31,
ASSETS                                                                                1998               1997
                                                                                  ------------       -------------
Real estate rental property:
  Land                                                                            $    216,137       $     183,809
  Land under development                                                                32,013              23,668
  Construction in progress                                                              45,964              28,130
  Buildings                                                                          1,216,996           1,071,717
  Fixtures and tenant improvements                                                      21,092              18,418
                                                                                  ------------       -------------
                                                                                     1,532,202           1,325,742
  Less accumulated depreciation                                                       (190,903)           (171,737)
                                                                                  ------------       -------------
  Real estate, net                                                                   1,341,299           1,154,005
Other real estate investments                                                                -              72,149
Cash and cash equivalents                                                                1,882                  18
Investments in and advances to joint ventures                                          185,148             136,267
Other assets                                                                            39,227              29,479
                                                                                  ------------       -------------
                                                                                  $  1,567,556       $   1,391,918
                                                                                  ============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
  Fixed rate senior notes                                                         $    492,075       $     392,254
  Revolving credit facilities                                                          139,000             139,700
  Subordinated convertible debentures                                                   41,277              46,891
                                                                                  ------------       -------------
                                                                                       672,352             578,845
Mortgage indebtedness                                                                  152,276              89,676
                                                                                  ------------       -------------
                  Total indebtedness                                                   824,628             668,521

Accounts payable and accrued expenses                                                   31,556              28,601
Other liabilities                                                                        9,917               9,100
Minority equity interests                                                                    -              16,293
Operating partnership minority interests                                                 6,978                 353
                                                                                  ------------       -------------
                                                                                       873,079             722,868
                                                                                  ------------       -------------
Commitments and contingencies

Shareholders' equity:
  Class A - 9.5% cumulative redeemable preferred shares, without par value,
    $250 liquidation value; 1,500,000 shares authorized; 421,500 shares
    issued and outstanding at June 30, 1998 and December 31, 1997                      105,375             105,375
  Class B - 9.44% cumulative redeemable preferred shares, without par value,
    $250 liquidation value; 1,500,000 shares authorized; 177,500 shares
    issued and outstanding at June 30, 1998 and December 31, 1997                       44,375              44,375
  Common shares, without par value, $.10 stated value; 100,000,000 and
    50,000,000 shares authorized; 57,222,514 and 27,687,576 shares issued
    and outstanding at June 30, 1998 and December 31, 1997, respectively (Note 5)        5,722               2,769
  Paid-in-capital                                                                      610,716             580,509
  Accumulated dividends in excess of net income                                        (71,250)            (63,517)
                                                                                  ------------       -------------
                                                                                       694,938             669,511
  Less:   Unearned compensation - restricted stock                                        (461)               (461)
                                                                                  ------------       -------------
                                                                                       694,477             669,050
                                                                                  ------------       -------------
                                                                                  $  1,567,556       $   1,391,918
                                                                                  ============       =============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTH PERIOD ENDED JUNE 30,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    1998                     1997
                                                              --------------            ---------------
Revenues from operations:
     Minimum rents                                            $       39,713            $        29,637
     Percentage and overage rents                                        824                        550
     Recoveries from tenants                                           9,790                      7,545
     Management fee income                                               808                        792
     Other                                                             1,845                      2,342
                                                              --------------            ---------------
                                                                      52,980                     40,866
                                                              --------------            ---------------
Rental operation expenses:
     Operating and maintenance                                         4,210                      3,450
     Real estate taxes                                                 6,536                      4,933
     General and administrative                                        3,071                      2,667
     Interest expense                                                 13,314                      8,431
     Depreciation and amortization                                    10,084                      7,800
                                                              --------------            ---------------
                                                                      37,215                     27,281
                                                              --------------            ---------------
Income before equity in net income
   of joint ventures and allocation to
   minority interest                                                  15,765                     13,585
Equity in net income of joint ventures                                 3,473                      2,617
                                                              --------------            ---------------
Income before allocation to minority interests                        19,238                     16,202
Income allocated to minority equity interests                           (101)                      (261)
                                                              --------------            ---------------

Net income                                                    $       19,137            $        15,941
                                                              ==============            ===============

Net income applicable to common shareholders                  $       15,587            $        12,391
                                                              ==============            ===============
Per share data:
Earnings per common share - basic                             $         0.27            $          0.25
                                                              ==============            ===============

Earnings per common share - diluted                           $         0.27            $          0.24
                                                              ==============            ===============

Dividends declared                                            $       0.3275            $         0.315
                                                              ==============            ===============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                    1998                     1997
                                                              -------------             ---------------
Revenues from operations:
     Minimum rents                                            $      75,846             $        57,204
     Percentage and overage rents                                     1,927                       1,607
     Recoveries from tenants                                         18,827                      14,770
     Management fee income                                            1,564                       1,515
     Other                                                            4,315                       3,224
                                                              -------------             ---------------
                                                                    102,479                      78,320
                                                              -------------             ---------------
Rental operation expenses:
     Operating and maintenance                                        8,264                       7,124
     Real estate taxes                                               12,494                       9,325
     General and administrative                                       6,003                       5,026
     Interest expense                                                24,767                      16,478
     Depreciation and amortization                                   19,220                      15,206
                                                              -------------             ---------------
                                                                     70,748                      53,159
                                                              -------------             ---------------
Income before equity in net income
     of joint ventures, gain on sales of real
     estate, allocation to minority interest
     and extraordinary item                                          31,731                      25,161

Equity in net income of joint ventures                                5,712                       5,334
Gain on sales of real estate                                              -                       3,526
                                                              -------------             ---------------
Income before allocation to minority interests
     and extraordinary item                                          37,443                      34,021
Income allocated to minority equity interests                          (291)                       (526)
                                                              -------------             ---------------
Income before extraordinary item                                     37,152                      33,495
Extraordinary item - extinguishment of
     debt - deferred finance costs written-off                         (882)                          -
                                                              -------------             ---------------

Net income                                                    $      36,270             $        33,495
                                                              =============             ===============

Net income applicable to common shareholders                  $      29,170             $        26,395
                                                              =============             ===============

Per share data:
Earnings per common share - basic:
     Income before extraordinary item                         $        0.54             $          0.53
     Extraordinary item                                                (.02)                          -
                                                              -------------             ---------------
     Net income                                               $        0.52             $          0.53
                                                              =============             ===============

Earnings per common share - diluted:
     Income before extraordinary item                         $        0.52             $          0.52
     Extraordinary item                                               (0.02)                          -
                                                              -------------             ---------------
     Net income                                               $        0.50             $          0.52
                                                              =============             ===============

Dividends declared                                            $       0.655             $          0.63
                                                              =============             ===============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                            (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    1998                     1997
                                                              -------------             ---------------
Net cash flow provided by operating activities                $      53,972             $        44,416
                                                              -------------             ---------------

Cash flow provided by (used for) investing activities:
    Real estate developed or acquired                              (123,340)                   (148,082)
    Investments in and advances to joint ventures, net              (27,001)                    (12,879)
    Issuance of notes receivable                                    (11,414)                          -
    Proceeds from transfer of joint venture interests                41,526                           -
    Proceeds from sales of real estate                                    -                       5,452
                                                              -------------             ---------------
Net cash flow used for investing activities                        (120,229)                   (155,509)
                                                              -------------             ---------------
Cash flow provided by (used for) financing activities:
    Repayment of revolving credit facilities, net                      (700)                    (75,500)
    Proceeds from issuance of Medium Term Notes, net of
      underwriting commissions and  $220 of offering expenses
      paid in 1998                                                   98,897                           -
    Principal payments on rental property debt                      (13,127)                     (1,142)
    Proceeds from issuance of Fixed Rate Senior Notes, net of
      underwriting commissions and discounts and $500 of
      offering expenses paid                                              -                      75,577
    Payment of deferred finance costs (bank borrowings)                (521)                          -
    Proceeds from issuance of common shares, net of
      underwriting commissions and $26 and $735 of
      offering expenses paid in 1998 and 1997, respectively          25,234                     165,113
    Proceeds from issuance of common shares in conjunction with exercise of stock options, the Company's 401(k) plan,
      restricted stock plan and dividend reinvestment plan            2,341                         820
    Dividends paid                                                  (44,003)                    (38,677)
                                                              -------------             ---------------
Net cash flow provided by financing activities                       68,121                     126,191
                                                              -------------             ---------------
Increase in cash and cash equivalents                                 1,864                      15,098
Cash and cash equivalents, beginning of period                           18                          13
                                                              -------------             ---------------
Cash and cash equivalents, end of period                      $       1,882             $        15,111
                                                              =============             ===============

Supplemental disclosure of non cash investing and financing activities:

In conjunction with the acquisition of certain shopping centers, the Company assumed mortgage debt, liabilities and recorded a minority equity interest aggregating approximately $84.5 million during the six month period ended June 30, 1998. The Company also had approximately $5.6 million of debentures converted into common shares of the Company. The Company also issued approximately 29 million common shares pursuant to the Company's two-for-one stock split, resulting in the reclassification of approximately $2.9 million from paid-in-capital to common shares. In addition, included in accounts payable was approximately $0.2 million relating to construction in progress. The foregoing transactions did not provide for or require the use of cash.

In conjunction with the acquisitions of certain shopping centers, the Company assumed liabilities and recorded a minority interest aggregating approximately $17.8 million during the six month period ended June 30, 1997. In addition, included in accounts payable was approximately $0.4 million relating to construction in progress. The foregoing transactions did not require the use of cash.


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

         The Company is a self-administered and self-managed real estate investment trust and is engaged in the business of acquiring, expanding, owning, developing, managing and operating neighborhood and community shopping centers, enclosed malls and business centers.

         All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

         Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

Use of Estimates

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

Unaudited Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated balance sheet as of June 30, 1998, and the related unaudited condensed consolidated statements of operations and of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the six month period ended
June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Developers Diversified Realty Corporation Annual Report on Form 10-K for the year ended December 31, 1997.

New Accounting Standards

         In June 1997, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 130 - Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the changes in equity of a business during a period from transactions and other events and circumstances from nonowner sources. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. Effective March 31, 1998, the Company implemented SFAS No. 130 - Reporting Comprehensive Income. For the periods ended June 30, 1998 and 1997, the Company had no items of other comprehensive income requiring additional disclosure.

Recent Accounting Pronouncements

         In June 1997, the FASB issued SFAS No. 131 - Disclosure about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The statement supersedes SFAS No. 14 - Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

         In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. This statement requires fair value accounting for all derivatives, including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. The new standard becomes effective for the Company for the year ending December 31, 2000. The Company does not expect this pronouncement to have a material impact on the Company's financial position or cash flows.

2.       OFFERINGS

Equity:

         In April 1998, the Company sold 669,639 common shares (pre-split) in an underwritten offering at $37.7223 per share.

Debt:

         In January 1998, the Company issued $100 million of Unsecured Fixed Rate Senior Notes pursuant to its Medium Term Note program. These notes have a term of ten years and a coupon interest rate of 6.625%. The aggregate net proceeds received of approximately $99.1 million were primarily used to retire variable rate indebtedness on the Company's revolving credit facilities.

3.       EQUITY INVESTMENTS IN JOINT VENTURES:

         The Company's equity investments in joint ventures at June 30, 1998 were comprised of (i) a 50% joint venture interest in four community center joint ventures, formed in November 1995, which own and operate ten shopping center properties, located in nine different states, aggregating approximately
4.0 million square feet; (ii) a 50% joint venture interest, formed in September 1996, with The Ohio State Teachers Retirement Systems (OSTRS) which owns and operates two shopping centers aggregating approximately 0.5 million square feet;
(iii) a 50% joint venture interest, formed in October 1996, in conjunction with the development of shopping center in Merriam, Kansas, aggregating approximately
0.4 million square feet; (iv) a 35% joint venture interest in a limited partnership, formed in January 1997, that owns a 0.3 million square foot shopping center located in San Antonio, Texas; (v) a 50% joint venture interest in a limited partnership, that owns a 0.4 million square foot shopping center located in Martinsville, Virginia which was formed in January 1993; (vi) a 50% interest in seven individual joint ventures which are currently developing seven shopping centers; (vii) a 50% joint venture interest acquired in March 1998, which owns a shopping center aggregating 0.3 million square feet, in Columbus, Ohio (viii) a 79.45% joint venture interest acquired in March 1998, which owns a shopping center aggregating 0.3 million square feet, in Columbus, Ohio (ix) an 80% joint venture interest acquired in April 1998, which owns a shopping center aggregating 0.3 million square feet in Columbus, Ohio; (x) a 50% joint venture interest acquired in April 1998, which owns a shopping center aggregating 0.2 million square feet in Dayton, Ohio; and (xi) a 25% joint venture interest in the Retail Value Fund, formed with Prudential Real Estate Investors in February 1998, which acquired 33 retail sites, formerly occupied by Best Products, located in 13 different states.

Summarized combined financial information of the Company's joint venture investments is as follows (in thousands):

                                                June 30,         December 31,
Combined Balance Sheets                           1998              1997
                                               ---------         ---------

   Land                                        $ 165,732         $ 147,466
   Buildings                                     552,065           482,153
   Fixtures and tenant improvements                1,704             1,315
   Construction in progress                       97,664            19,172
                                               ---------         ---------
                                                 817,165           650,106
   Less accumulated depreciation                 (47,554)          (26,113)
                                               ---------         ---------
   Real estate, net                              769,611           623,993
   Other assets                                   54,093            25,817
                                               ---------         ---------
                                               $ 823,704         $ 649,810
                                               =========         =========

   Mortgage debt                               $ 482,069         $ 389,160
   Amounts payable to DDRC                        41,022            32,667
   Other liabilities                              20,368             9,549
                                               ---------         ---------
                                                 543,459           431,376
   Accumulated equity                            280,245           218,434
                                               ---------         ---------
                                               $ 823,704         $ 649,810
                                               =========         =========



                                                      Three Month Period              Six Month Period
                                                        Ended June 30,                  Ended June 30,
                                                 --------------------------        --------------------------
Combined Statements of Operations                   1998            1997              1998              1997
                                                 ----------      ----------        ----------      ----------
   Revenues from operations                      $   24,436      $   20,648        $   44,946      $   39,952
                                                 ----------      ----------        ----------      ----------

   Rental operation expenses                          5,740           5,067            10,529           9,726
   Depreciation and amortization expenses             3,492           2,962             6,537           5,666
   Interest expense                                   9,515           7,291            17,642          13,719
                                                 ----------      ----------        ----------      ----------
                                                     18,747          15,320            34,708          29,111
                                                 ----------      ----------        ----------      ----------
Income before gain on sale of real estate             5,689           5,328            10,238          10,841
Gain on sale of real estate                           2,812               -             2,812               -
                                                 ----------      ----------        ----------      ----------


   Net income                                    $    8,501      $    5,328        $   13,050      $   10,841
                                                 ==========      ==========        ==========      ==========

         The amount of advances to and investments in joint ventures is reduced by a deferred gain of approximately $5.8 million related to the contribution of the real estate property and mortgage debt to the OSTRS Joint Venture.

         Included in management fee income for the six month periods ended June 30, 1998 and 1997, is approximately $1.4 million of management fees earned by the Company for services rendered to the joint ventures. Similarly, other income for the six month periods ended June 30, 1998 and 1997, includes $1.2 million and $0.3 million, respectively, of development fee income and commissions for services rendered to the joint ventures.

4.  ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

         During the six month period ended June 30, 1998, the Company completed the acquisition of, or investment in, fifteen shopping centers with an aggregate of approximately 2.7 million Company owned gross leasable square feet (GLA) at an initial aggregate investment of approximately $243 million. These properties are summarized as follows:

                                                        YEAR         EFFECTIVE DATE OF       COMPANY
                 LOCATION                               BUILT           ACQUISITION            GLA
                 --------                               -----        -----------------       --------
  Country Club Mall - Idaho Falls, Idaho                1976         February 25, 1998        148,593
  Bel Air Centre - Detroit, Michigan                    1989           March 10, 1998         343,502
  Perimeter Shopping Center - Dublin, Ohio              1996           March 23, 1998         137,610
  OfficeMax - Barboursville, West Virginia              1985           March 23, 1998          70,900
  Big Bear - Bellefontaine, Ohio                        1995           March 28, 1998          54,780
  Roundy's - Hamilton, Ohio                             1986           March 23, 1998          30,110
  Hoggies Center- Gahanna, Ohio                         1995           March 23, 1998          39,285
  Roundy's/Rite Aid - Pataskala, Ohio                   1980           March 23, 1998          33,270
  Shoppes at Turnberry - Pickerington, Ohio             1990           March 23, 1998          59,495
  Derby Square Shopping Center - Grove City, Ohio       1992           March 23, 1998         128,050
  Lennox Town Center - Columbus, Ohio (1)               1997           March 23, 1998         336,044
  Sun Center - Columbus, Ohio (2)                       1995           March 23, 1998         317,581
  Washington Park Plaza - Dayton, Ohio (1)              1990           April 28, 1998         169,816
  Dublin Village Center - Columbus, Ohio (3)            1987           April 28, 1998         327,264
  Easton Market - Columbus, Ohio (4)                    1998           April 28, 1998         508,334

         (1) Property acquired through a joint venture in which the Company owns a 50% interest.
         (2) Property acquired through a joint venture in which the Company owns a 79.45% interest.
         (3) Property acquired through a joint venture in which the Company owns an 80% interest.
         (4) Portion of this property is under construction and will be acquired in phases throughout 1998.

         The operating results of the acquired shopping centers are included in the results of operations of the Company from the effective date of acquisition.

         The following unaudited supplemental pro forma operating data is presented for the six months ended June 30, 1998 as if each of the following transactions had occurred on January 1, 1998; (i) the acquisition of all properties acquired, or interests therein, by the Company in 1998, (ii) the completion of the sale by the Company of 669,639 common shares (pre-split) in April 1998, (iii) the completion of the sale by the Company of $100 million of Medium Term Notes in January 1998 and (iv) the purchase by the Company of the minority interest of a shopping center in Cleveland, Ohio in March 1998.

         The following unaudited supplemental pro forma operating data is presented for the six months ended June 30, 1997 as if each of the following transactions had occurred on January 1, 1997: (i) the acquisition of all properties acquired, or interests therein, by the Company in 1997 and 1998, (ii) the completion of the sale by the Company of 669,639 common shares (pre-split) in April 1998, (iii) the completion of the sale by the Company of $102 million and $100 million of Medium Term Notes in 1997 and 1998, respectively, (iv) the completion of the sale by the Company of 3,350,000 common shares (pre-split) in January 1997, (v) the completion of the sale by the Company of the $75 million 7.125% Pass through Asset Trust Securities in March 1997, (vi) the completion of the sale by the Company of 1,300,000 common shares (pre-split) in June 1997, (vii) the completion of the sale by the Company of 507,960 common shares (pre-split) in September 1997, (viii) the completion of the sale by the Company of 316,800 common shares (pre-split) in December 1997 and
(ix) the purchase by the Company of the minority interest of a shopping center in Cleveland, Ohio in March 1998.


                                                                   Six Month Period Ended June 30,
                                                                  --------------------------------
                                                                  (in thousands, except per share)

                                                                     1998                1997
                                                                  ----------          ----------
Pro forma revenues                                                $  104,842          $   86,345
                                                                  ==========          ==========
Pro forma income before extraordinary item                        $   37,640          $   33,784
                                                                  ==========          ==========
Pro forma net income applicable
   to common shareholders                                         $   29,658          $   26,684
                                                                  ==========          ==========
Per share data:
   Earnings per common share - basic:
     Income before extraordinary item                             $     0.54          $     0.53
     Extraordinary item                                                (0.02)                  -
                                                                  ----------          ----------

     Net income                                                   $     0.52          $     0.53
                                                                  ==========          ==========

   Earnings per common share - diluted:
     Income before extraordinary item                             $     0.52          $     0.52
     Extraordinary item                                                (0.02)                  -
                                                                  ----------          ----------
     Net income                                                   $     0.50          $     0.52
                                                                  ==========          ==========

         The 1998 and 1997 pro forma information above does not include revenues and expenses for two of the 16 properties acquired by the Company in 1998 and the 1997 pro forma information does not include revenues and expenses for four of the seven properties acquired by the Company in 1997 prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful.



5.       SHAREHOLDERS' EQUITY AND OPERATING PARTNERSHIP UNITS:

         The following table summarizes the changes in shareholders' equity since December 31, 1997 (in thousands):

                                     Class A 9.5%   Class B 9.44%
                                     Cumulative     Cumulative
                                     Redeemable     Redeemable
                                     Preferred      Preferred        Common                 Accumulated      Unearned
                                    Shares ($250    Shares ($250     Shares                 Dividends in   Compensation
                                      Stated          Stated      ($.10 stated)   Paid-in    Excess of      Restricted
                                      Value)          Value)         Value)       Capital    Net Income       Stock         Total
                                    ------------    ------------  -------------   --------  ------------   ------------   ---------

Balance December 31, 1997           $    105,375    $     44,375  $       2,769    580,509   $   (63,517)  $       (461)  $ 669,050
Net income                                                                                        36,270                     36,270
Dividends declared -
  Common Shares                                                                                  (36,903)                   (36,903)
Dividends declared -
  Preferred Shares                                                                                (7,100)                    (7,100)
Issuance of Common Shares                                                    67     25,167                                   25,234
Stated value of shares issued in
  connection with a two-for-one
  stock split                                                             2,861     (2,861)                                       -
Conversion of Debentures                                                     17      5,568                                    5,585
Issuance of common shares
  related to exercise of stock
  options, employee 401(k) plan
  and dividend reinvestment plan                                              8      2,333                                    2,341
                                    ------------    ------------  -------------   --------  ------------   ------------   ---------
Balance June 30, 1998               $    105,375    $     44,375  $       5,722   $610,716  $    (71,250)  $       (461)  $ 694,477
                                    ============    ============  =============   ========  ============   ============   =========

         In July 1998, the Company announced that the Board of Directors approved a two-for-one stock split to shareholders of record on July 27, 1998. On August 3, 1998, each such shareholder received one share of common stock for each share of common stock held. This stock split was effected in the form of a stock dividend. Accordingly, retroactive to June 30, 1998, $2.9 million was transferred from additional paid in capital to common stock, representing the stated value of additional shares issued. All share and per share data included in these condensed consolidated financial statements reflects this split.

         For the period ended June 30, 1998, in conjunction with the acquisition of nine shopping centers, the Company formed several limited partnerships which issued limited partnership units which are exchangeable, at the option of the Company, into 335,174 shares of the Company's common shares or for cash.

         In 1997, in conjunction with the acquisition of two shopping centers the Company formed limited partnerships which issued limited partnership units which are exchangeable, at the option of the Company, into 17,884 shares of the Company's common shares or for cash.

6.       REVOLVING CREDIT FACILITIES:

         In February 1998, the Company and a syndicate of financial institutions agreed to amend and restate the Company's primary revolving credit facility (the "Unsecured Credit Facility") to increase the facility to $250 million from $150 million. The new agreement also provides for a reduction in pricing and an extension of the term for an additional year through April 2001. The amended and restated facility also continues to provide for a competitive bid option for up to 50% of the facility amount. During the first quarter of 1998, the Company recognized a non-cash extraordinary charge of approximately $0.9 million ($0.02 per share), relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility. The Company's borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.85%), depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. In June 1998, the Company increased the amount of this unsecured revolving credit facility to $300 million from $250 million. The Unsecured Credit Facility is used to finance the acquisition of properties, to provide working capital and for general corporate purposes. At June 30, 1998, $139.0 million was outstanding under this facility.

         In addition, the Company maintains a $20 million unsecured revolving credit facility with National City Bank. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently at 0.85%) depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Company increased the amount of this unsecured revolving credit facility to $20 million from $10 million. At June 30, 1998 there was no indebtedness outstanding under this facility.

7.       RELATED PARTY TRANSACTIONS

         In February 1998, the Company acquired a shopping center located in Idaho Falls, Idaho from a limited partnership in which the Company's Chairman Emeritus, The Chairman of the Board, and the Vice-Chairman of the Board owned, in the aggregate, through a separate partnership, a 1% general partnership interest. The shopping center aggregates approximately 0.2 million square feet of Company GLA. The initial purchase price of the property was approximately $6.5 million. In accordance with the purchase agreement, the Company may be required to pay the seller an additional $0.8 million upon the leasing of vacant space in the center.

         In June 1998, the Company acquired, from a partnership owned by the Company's Chairman Emeritus and an officer of the Company, approximately 18 acres of land adjacent to a shopping center owned through one of the Company's joint ventures at a purchase price of approximately $4.4 million.

         In addition, the Company paid to a partnership owned by the Chairman Emeritus approximately $0.1 million for leasing/sales commissions associated with leasing or sale of certain shopping center outlots. Also, the Company paid approximately $0.6 million to a company owned by the brother-in-law of The Chairman of the Board relating to fees and commissions on the acquisition of several shopping centers in 1998.

8.       EARNINGS AND DIVIDENDS PER SHARE

         Earnings per Share (EPS) have been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128 which became effective for all financial statements issued after December 15, 1997. All periods prior thereto have been restated to conform with the provisions of this Statement. Further, all per share amounts and average shares outstanding have been restated to reflect the stock split described in Note 5.


         The following table provides a reconciliation of both income before extraordinary item and the number of common shares used in the computations of "basic" EPS, which utilized the weighted average number of common shares outstanding without regard to dilutive potential common shares, and "diluted"
EPS, which includes all such shares.

                                              Three Month Period                Six Month Period
                                                 Ended June 30,                  Ended June 30
                                             -------------------                -------------------
                                                     (in thousands, except per share amounts)
                                               1998       1997                    1998       1997
                                             --------   --------                --------   --------
Income before extraordinary item             $ 19,137   $ 15,941                $ 36,270   $ 33,495
Less:  Preferred stock dividend                (3,550)    (3,550)                 (7,100)    (7,100)
                                             --------   --------                --------   --------
Basic - Income before
  extraordinary item applicable to
  common shareholders                          15,587     12,391                  29,170     26,395
Effect of dilutive securities:
  Joint venture partnership                      (184)         -                    (499)         -
                                             --------   --------                --------   --------
Diluted - Income before
   extraordinary item applicable to
   common shareholders plus
   assumed conversions                       $ 15,403   $ 12,391                $ 28,671   $ 26,395
                                             ========   ========                ========   ========
Number of Shares:
Basic - average shares outstanding             56,703     50,328                  56,105     49,682
Effect of dilutive securities:
   Joint venture partnership                      326          -                     326          -
   Stock options                                  967        891                     956        856
   Restricted stock                                 7          7                       7          7
                                             --------   --------                --------   --------
Diluted - average shares outstanding           58,003     51,226                  57,394     50,545
                                             ========   ========                ========   ========
PER SHARE AMOUNT:
Income before extraordinary item
  Basic                                      $   0.27   $   0.25                $   0.54   $   0.53
                                             ========   ========                ========   ========
  Diluted                                    $   0.27   $   0.24                $   0.52   $   0.52
                                             ========   ========                ========   ========

9.       CONVERTIBLE SUBORDINATED DEBENTURES

         During the six month period ended June 30, 1998, debentures in the principal amount of $5.6 million were converted into approximately 336,000 common shares (adjusted for the stock split described in Note 5). The related accrued but unpaid interest was forfeited by the holders. In addition, upon conversion of the debentures, approximately $29,000 of unamortized debenture issue costs were charged to additional paid-in-capital.

10.      SUBSEQUENT EVENTS

         In July 1998, the Company acquired from Hermes Associates of Salt Lake City ,Utah, nine shopping centers and eight additional expansion, development or redevelopment projects. The nine shopping centers total 2.8 million square feet of total gross leasable area. The total consideration for this portfolio was approximately $310 million, comprised of $30.6 million of debt assumed, the issuance of operating partnership units, which are exchangeable, at the option of the Company, into 3,630,668 shares of the Company's common shares or cash, initially valued at $73.0 million and $194.2 million of cash and $12.2 million of other liabilities assumed.

         In July 1998, the Company completed the sale of 4,000,000 Class C Cumulative Redeemable Preferred Shares. The net proceeds of approximately $96.5 million were issued to repay variable rate borrowings on the Company's unsecured revolving credit facilities.

         In July 1998, the Company also acquired the Phase II development of a 156,000 square foot shopping center in Tanasbourne, Oregon, adjacent to its existing shopping center, at an aggregate cost of approximately $21.9 million.

         In July 1998, the Company issued, pursuant to its Medium Term Note program, $100 million senior unsecured fixed rate notes with a 20 year maturity and a 7.5% coupon rate. The proceeds were used to repay variable rate borrowings on the Company's revolving credit facilities.

         The Company acquired 13 shopping centers aggregating approximately 1.6 million square feet of GLA in the St. Louis area from the Sansone Company in July 1998. The Company also acquired a 50% equity investment in the Sansone Group's operating company and development company. The total purchase price aggregated approximately $167 million comprised of $27.6 million of debt assumed and $134.9 million of cash and $4.5 million of other liabilities assumed.

         In July 1998, the Company announced that the board of directors approved a two-for-one stock split to shareholder of record on July 27, 1998. On August 3, 1998 each shareholder received one additional share of common stock for each share of common stock held. This stock split was effected in the form of a stock dividend. (See Note 5).

         On August 4, 1998 the Company, in a joint release with American Industrial Properties REIT [NYSE:IND] ("AIP"), announced the execution of a definitive agreement providing for the strategic investment in AIP by the Company. Under the terms of the Share Purchase Agreement dated to be effective as of July 30, 1998, the Company purchased 949,147 newly issued common shares of beneficial interest at $15.50 per share for approximately $14.7 million. Under the terms of a separate agreement, also dated to be effective as of July 30, 1998, the Company, in exchange for five industrial properties owned by the Company and valued at approximately $19.5 million, acquired approximately 1.3 million additional newly issued AIP shares of beneficial interest. Combined, the acquired shares represent 19.9% of AIP's outstanding shares prior to the Company's purchase. A second purchase by the Company of approximately 5.2 million newly issued shares of AIP for approximately $81.0 million is subject to shareholder approval at a Special Meeting of AIP Shareholders to be held before the end of 1998. Concurrent with entering into the Agreement, AIP increased its Board of Trust Managers by four positions and appointed the Company's designees Scott A. Wolstein, Albert T. Adams, Robert H. Gidel and James A. Schoff to the Board. Mr. Wolstein has been named AIP's Chairman of the Board. Pursuant to the Agreement, AIP may, under certain circumstances and subject to certain limitations, following the closing of the second purchase of AIP's common shares, put additional common or preferred shares of AIP to the Company, at a price not to exceed $15.50 and $14.00 per share respectively. The put of these additional shares would be for the sole purpose of financing property acquisitions approved by AIP's Board of Trust Managers.

         In August 1998, the Company has sold 2,000,000 Class D Cumulative Redeemable Preferred Shares, subject to customary closing on August 20, 1998. The proceeds will be used to repay variable rate borrowings on the Company's unsecured revolving credit facilities.

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

RESULTS OF OPERATIONS

         Revenues from Operations

         Total revenues increased $12.1 million, or 29.6%, to $53.0 million for the three month period ended June 30, 1998 from $40.9 million for the same period in 1997. Total revenues increased $24.2 million, or 30.8%, to $102.5 million for the six month period ended June 30, 1998 from $78.3 million for the same period in 1997. Base and percentage rents for the three month period ended June 30, 1998 increased $10.3 million, or 34.3%, to $40.5 million as compared to $30.2 million for the same period in 1997. Base and percentage rents increased $19.0 million, or 32.2%, to $77.8 million for the six month period ended June 30, 1998 from $58.8 million for the same period in 1997. Approximately $3.3 million of the increase in base and percentage rental income, for the six month period ended June 30, 1998 is the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1997), an increase of 6.3% over 1997 revenues from Core Portfolio Properties. The 19 shopping centers acquired by the Company in 1998 and 1997 contributed $13.8 million of additional base and percentage rental revenue and the six new shopping center developments contributed $2.2 million. These increases were offset by a decrease of $0.3 million relating to the sale of one shopping center in December 1997.

         At June 30, 1998 the in-place occupancy rate of the Company's portfolio was at 95.9% as compared to 94.7% at June 30, 1997. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $8.54 at June 30, 1998 as compared to $8.24 at June 30, 1997. Same store sales, for those tenants required to report such information, representing approximately 15.9 million square feet, increased 3.3% to $229 per square foot as compared to $222 per square foot for the prior twelve month period.

         The increase in recoveries from tenants of $4.1 million is directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 1998 and 1997 shopping center acquisitions and developments. Recoveries were approximately 90.7% of operating expenses and real estate taxes for the six month period ended June 30, 1998 as compared to 89.8% for the same period in 1997. Management fee income and other income increased by approximately $1.1 million which generally relates to an increase in interest income and development fees.

         Other income was comprised of the following (in thousands):

                                   Three Month Period            Six Month Period
                                     Ended June 30,               Ended June 30,
                                   1998          1997          1998            1997
                                 --------      -------       --------       ---------
Interest                         $    790      $   481       $  1,702       $     874
Temporary tenant
 rentals (Kiosks)                     113          127            226             248
Lease termination fees                 73        1,288            898           1,434
Development fees                      394          259            757             415
Other                                 475          187            732             253
                                 --------      -------       --------       ---------
                                 $  1,845      $ 2,342       $  4,315       $   3,224
                                 ========      =======       ========       =========

         Expenses from Operations

         Rental operating and maintenance expenses for the three month period ended June 30, 1998 increased $0.7 million, or 22.0% to $4.2 million as compared to $3.5 million for the same period in 1997. Rental operating and maintenance expenses increased $1.2 million, or 16.0%, to $8.3 million for the six month period ended June 30, 1998 from $7.1 million for the same period in 1997. The increase is attributable to the 22 shopping centers acquired and developed in 1997 and 1998.

         Real estate taxes increased $1.6 million, or 32.5%, to $6.5 million for the three month period ended June 30, 1998 as compared to $4.9 million for the same period in 1997. Real estate taxes increased $3.2 million, or 34.0%, to $12.5 million for the six month period ended June 30, 1998 from $9.3 million for the same period in 1997. An increase of $2.3 million is related to the 22 shopping centers acquired and developed in 1997 and 1998 and $0.9 million in the Core Portfolio Properties.

         General and administrative expenses increased $0.4 million, or 15.2%, to $3.1 million for the three month period ended June 30, 1998 as compared to $2.7 million in 1997. General and administrative expenses increased $1.0 million, or 19.4%, to $6.0 million for the six month period ended June 30, 1998 from $5.0 million for the same period in 1997. The increase is attributable to the growth of the Company primarily related to acquisitions, expansions and developments. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company has expensed all internal costs associated with acquisitions. Total general and administrative expenses were approximately 4.1% and 4.3% of total revenues, including total revenues of joint ventures, for the six month periods ended June 30, 1998 and 1997, respectively.

         Depreciation and amortization expense increased $2.3 million, or 29.3%, to $10.1 million for the three month period ended June 30, 1998 as compared to $7.8 million for the same period in 1997. Depreciation and amortization increased $4.0 million, or 26.4%, to $19.2 million for the six month period ended June 30, 1998 from $15.2 million for the same period in 1997. An increase of $3.3 million is related to the 22 shopping centers acquired and developed in 1998 and 1997 and $0.7 million relating to Core Portfolio Properties.

         Interest expense increased $4.9 million, or 57.9%, to $13.3 million for the three month period ended June 30, 1998, as compared to $8.4 million for the same period in 1997. Interest expense increased $8.3 million, or 50.3%, to $24.8 million for the six month period ended June 30, 1998 from $16.5 million for the same period in 1997. The overall increase to interest expense for the three and six month periods ended June 30, 1998 as compared to the same periods in 1997 is primarily related to the acquisition of shopping centers during 1998 and 1997. The weighted average debt outstanding during the six month period ended June
30, 1998 and related weighted average interest rate was $750.7 million and 7.5%, respectively, compared to $456.1 million and 7.8%, respectively, for the same period in 1997. Interest costs capitalized, in conjunction with development and expansion projects, were $1.5 million and $3.2 million for the three and six month periods ended June 30, 1998, as compared to $1.0 million and $1.8 million, for the same period in 1997.

         Equity in net income of joint ventures increased $0.9 million, or 32.7%, to $3.5 million for the three month period ended June 30, 1998 as compared to $2.6 million for the same period in 1997. Equity in net income of joint ventures increased $0.4 million, or 7.1%, to $5.7 million for the six month period ended June 30, 1998 from $5.3 million for the same period in 1997. This increase is primarily attributable to approximately $1.1 million of income from the Company's 25% interest in the Prudential Retail Value Fund and the four joint venture interests acquired during 1998. This increase was offset by a decrease in income from the Community Center Joint Ventures of approximately $0.7 million, primarily associated with an increase in interest costs relating to the refinancing of the variable rate bridge financings to long term fixed rate financing in May 1997.

         The minority equity interest expense decreased $0.2 million,or 61.3%, to $0.1 million for the three month period ended June 30, 1998, as compared to $0.3 million for the same period in 1997. The minority equity interest expense decreased $0.2 million, or 44.8%, to $0.3 million for the six month period ended June 30, 1998, as compared to $0.5 million for the same period in 1997. The decrease relates to the Company's purchase, in March 1998, of the minority interest in one shopping center located in Cleveland, Ohio, for approximately $16.3 million. The minority equity interest expense represents the priority distribution associated with such interests.

         Gain on sales of real estate aggregated $3.5 million for the six month period ended June 30, 1997. In March 1997, the Company sold two business centers in Highland Heights, Ohio aggregating approximately 113,000 square feet for approximately $5.7 million. The two business centers had been vacant for approximately 18 months.

         The extraordinary item, which aggregated $0.9 million for the six month period ended June 30, 1998, relates to the write-off of unamortized deferred finance costs associated with the amended and restated $300 million revolving credit agreement. (See Financing Activities).

         Net Income

         Net income increased $3.2 million, or 20.1%, to $19.1 million for the three month period ended June 30, 1998, as compared to net income of $15.9 million for the same period in 1997. Net income increased $2.8 million, or 8.3%, to $36.3 million for the six month period ended June 30, 1998, as compared to $33.5 million for the same period in 1997. The increase in net income of $2.8 million is primarily attributable to increases in net operating revenues (total revenues less operating and maintenance, real estate taxes and general and administrative expense) aggregating $18.9 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, and the 22 shopping centers acquired and developed in 1997 and 1998, an increase of $0.4 million relating to equity income from joint ventures and an increase of $0.2 million relates to a decrease in minority equity expense. The increase in net operating revenues, equity income from joint ventures and decrease in minority equity expense was offset by increases in depreciation, interest expense, extraordinary item and a reduction of gain on sales of real estate of $4.0 million, $8.3 million, $0.9 million and $3.5 million, respectively.


FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, nonrecurring and extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company's proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is substantially the same as the definition currently used by the National Association of Real Estate Investment Trusts ("NAREIT"). Certain other real estate companies may calculate funds from operations in a different manner. For the three month period ended June 30, 1998, FFO increased $5.3 million, or 24.6%, to $26.9 million as compared to $21.6 million for the same period in 1997. For the six month period ended June 30, 1998, FFO increased $11.2 million, or 27.4%, to $51.9 million as compared to $40.7 million for the same period in 1997. The increase is attributable to increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company's calculation of FFO is as follows (in thousands):

                                         Three Month Period       Six Month Period
                                            Ended March 31,        Ended June 30,
                                            1998      1997         1998       1997
                                            ----      ----         ----       ----
Net income applicable to
   common shareholders (1)               $ 15,587    $ 12,391    $ 29,170    $ 26,395
Depreciation of real property               9,933       7,711      18,969      15,032
Equity in net income of joint ventures     (3,473)     (2,617)     (5,712)     (5,334)
Minority interest expense (OP Units)          101          --         111          --
Joint Ventures' FFO (2)                     4,706       4,072       8,437       8,123
Gain on sales of real estate                   --          --          --      (3,526)
Extraordinary item                             --          --         882          --
                                         --------    --------    --------    --------
                                         $ 26,854    $ 21,557    $ 51,857    $ 40,690
                                         ========    ========    ========    ========


(1) Includes straight line rental revenues of approximately $0.8 million and $0.5 million for the three month periods ended June 30, 1998 and 1997, respectively and approximately $1.5 million and $0.8 million for the six month periods ended June 30, 1998 and 1997, respectively, primarily related to recent acquisitions and new developments.

(2) Joint Venture Funds From Operations are summarized as follows:

Net income (a)                           $  8,501    $  5,328    $ 13,050    $ 10,841
Gain on sales of real estate               (2,812)         --      (2,812)         --
Depreciation of real property               3,492       2,962       6,537       5,666
                                         --------    --------    --------    --------
                                         $  9,181    $  8,290    $ 16,775    $ 16,507
                                         ========    ========    ========    ========
DDRC Ownership interests (b)             $  4,706    $  4,072    $  8,437    $  8,123
                                         ========    ========    ========    ========

     (a) Revenues for the three month periods ended June 30, 1998 and 1997 include approximately $0.7 million and $0.8 million, respectively, resulting from the recognition of straight line rents of which the Company's proportionate share is $0.3 million and $0.4 million, respectively. Revenue for the six month period ended June 30, 1998 and 1997 include approximately $1.3 million, and $1.4 million, respectively, resulting from the recognition of straight line rents of which the Company's proportionate share is $0.6 million and $0.7 million, respectively.

     (b) At June 30, 1998 the Company owned a 50% joint venture interest relating to 15 operating shopping center properties, an 80% joint venture interest in two operating shopping center properties, a 35% joint venture interest in one operating shopping center property and a 25% interest in the Prudential Retail Value Fund. At June 30, 1997 the Company owned a 50% joint venture interest in 13 operating shopping center properties and a 35% joint venture interest in one operating shopping center.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the six month period ended June 30, 1998 increased to $54.0 million as compared to $44.4 million for the same period in 1997. The increase is attributable to the 22 shopping center acquisitions and developments completed in 1998 and 1997, new leasing, expansion and re-tenanting of the core portfolio properties and the equity offerings completed in 1998 and 1997.

         An increase in the 1998 quarterly dividend per common share to $.3275 from $.315 was approved in December 1997 by the Company's Board of Directors. The Company's common share dividend payout ratio for the first two quarters of 1998 approximated 71.2% of the actual Funds From Operations as compared to 77.6% for the same period in 1997. It is anticipated that the current dividend level will result in a more conservative payout ratio as compared to prior years. A lower payout ratio will enable the Company to retain more capital which will be utilized for attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

         During the six month period ended June 30, 1998, the Company and its joint ventures invested $223.5 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company's expansion acquisition and development activity is summarized below:

Expansions:

         The Company is currently expanding/redeveloping ten of its shopping centers aggregating approximately 750,000 square feet of Company owned GLA and will continue to pursue additional expansion opportunities. The Company is also scheduled to commence expansion/redevelopment projects during 1998 at seven additional shopping centers.

ACQUISITIONS:

         During the first six months of 1998, the Company completed the acquisition of, or investment in 12 shopping centers. The Company purchased Belair Centre, located in Detroit, Michigan, aggregating approximately 450,000 square feet for approximately $33.7 million. The Company also acquired Country Club Mall, located in Idaho Falls, Idaho, aggregating approximately 150,000 square feet for approximately $6.5 million.

         In March 1998, in a single transaction with Continental Real Estate Companies ("Continental") of Columbus, Ohio, the Company completed the acquisition of 10 shopping centers, two of which were acquired through joint ventures. The 10 shopping centers total 1.2 million gross square feet of Company-owned retail space. The aggregate cost of these centers was $91.9 million. The Company's net investment was initially funded through its revolving credit facilities, cash and liabilities assumed of approximately $31.6 million, mortgages assumed of approximately $57.5 million (including $29.3 million of joint venture mortgage debt) and the issuance of Operating Partnership
Units valued at approximately $2.8 million. In certain circumstances and at the option of the Company, these units are convertible into 139,872 shares of the Company's common stock.

         In April 1998, the Company acquired from Continental Real Estate, interests in three additional shopping centers located in the Columbus, Ohio area. Combined, these shopping centers will have approximately 1.0 million square feet of total gross leasable area. The Company's proportionate share of the investment cost will approximate $93.4 million upon completion of approximately 345,000 square feet which is currently under construction. The portion under construction has an estimated cost of approximately $42.4 million and the Company is scheduled to close on this investment periodically throughout 1998.

         In April 1998, the Company acquired the remaining ownership interest in a 584,000 square foot shopping center in Princeton, New Jersey at a total cost of approximately $36.4 million for consideration in the form of $27.8 million of debt assumed and $0.8 million of operating partnership units and cash. The Company had invested approximately $7.8 million in the shopping center at the end of December 1997.

         In July 1998, the Company acquired from Hermes Associates of Salt Lake City, Utah, nine shopping centers and one office building and eight additional expansion, development or redevelopment projects. The nine shopping centers total 2.8 million square feet of total gross leasable area. The total consideration for this portfolio was approximately $310 million comprised of $30.6 million of debt assumed, the issuance of operating partnership units, which are exchangeable, at the option of the Company, into 3,630,668 shares of the Company's common shares or cash, initially valued at $73.0 million and $194.2 million of cash and $12.2 million of other liabilities assumed.

         In July 1998, the Company also acquired the Phase II development of a 156,000 square foot shopping center in Tanasbourne, Oregon adjacent to the Company's existing shopping center at an aggregate cost of approximately $21.9 million.

         The Company also acquired 13 shopping centers aggregating approximately
1.6 million square feet of GLA in the St. Louis area from the Sansone Company in July 1998. In addition, the Company acquired a 50% investment of the Sansone Group's operating company and development company. The total purchase price aggregated approximately $167 million comprised of $27.6 million of debt assumed and $134.9 million of cash and $4.5 million of other liabilities assumed.

         On August 4, 1998 the Company, in a joint release with American Industrial Properties REIT [NYSE:IND] ("AIP"), announced the execution of a definitive agreement providing for the strategic investment in AIP by the Company. Under the terms of the Share Purchase Agreement dated to be effective as of July 30, 1998, the Company purchased 949,147 newly issued common shares of beneficial interest at $15.50 per share for approximately $14.7 million. Under the terms of a separate agreement, also dated to be effective as of July 30, 1998, the Company, in exchange for five industrial properties owned by the Company and valued at approximately $19.5 million, acquired approximately 1.3 million additional newly issued AIP shares of beneficial interest. Combined, the acquired shares represent 19.9% of AIP's outstanding shares prior to the Company's purchase. A second purchase by the Company of approximately 5.2 million newly issued shares of AIP for $81.0 million is subject to shareholder approval at a Special Meeting of AIP Shareholders to be held before the end of 1998. Concurrent with entering into the Agreement, AIP increased its Board of Trust Managers by four positions and appointed the Company's designees Scott A. Wolstein, Albert T. Adams, Robert H. Gidel and James A. Schoff to the Board. Mr. Wolstein has been named AIP's Chairman of the Board. Pursuant to the Agreement, AIP may, under certain circumstances and subject to certain limitations, following the closing of the second purchase of AIP's common shares, put additional common or preferred shares of AIP to the Company, at a price not to exceed $15.50 and $14.00 per share respectively. The put of these additional shares, would be for the sole purpose of financing property acquisitions approved by AIP's Board of Trust Managers.

DEVELOPMENTS:

         The Company has commenced construction on five shopping centers. The first is a 200,000 square foot Phase II development located adjacent to the Company's Erie, Pennsylvania center, and is to be anchored by Home Depot (not owned by the Company), PETsMART and Circuit City. The second is a 445,000 gross square foot shopping center in Merriam, Kansas which is being developed through a joint venture formed in October 1996, 50% of which is owned by the Company. This center will be anchored by Home Depot (not owned by the Company), Cinemark Theaters, Hen House Supermarket, OfficeMax, Marshalls, Old Navy and PETsMART. The remaining three shopping centers include: (i) a 240,000 square foot shopping center in Toledo, Ohio; (ii) a 170,000 square foot shopping center in Solon, Ohio and (iii) a 230,000 square foot shopping center in Oviedo, Florida (a suburb of Orlando). All five centers are scheduled for completion during the fourth quarter of 1998 and first half of 1999.

         The Company has entered or intends to enter into agreements for seven additional projects with various developers throughout the country at a projected cost aggregating approximately $277 million. The majority of these projects should commence development in 1998 and are currently scheduled for completion in 1999 and 2000.

         In May 1998, the Company formed DDR OliverMcMillian ("DDROM"), a new private REIT with OliverMcMillian, LLC, based in San Diego, California to develop, acquire, operate and manage urban entertainment and retail projects throughout the United States. DDROM's first investments will be the completion of eight OliverMcMillian initiated urban entertainment and retail projects located in Southern California, Reno, Nevada and Tacoma, Washington with a projected cost of approximately $256 million.

FINANCING ACTIVITIES

         The acquisitions, developments and expansions were financed through cash provided from operating activities, revolving credit facilities, mortgages assumed and debt and equity offerings. Total debt outstanding at June 30, 1998 was $824.6 million compared to $477.1 million at June 30, 1997.

         In January 1998, the Company issued $100 million of senior unsecured fixed rate notes through its Medium Term Note program with a maturity of ten years and an interest rate of 6.625%. The proceeds were used to repay variable rate borrowings on the Company's revolving credit facilities primarily associated with 1997 shopping center acquisitions.

         In March 1998, the Company amended and restated its revolving credit facility and increased the available borrowings to $250 million from $150 million, reduced the pricing to .85% over LIBOR from 1.10% over LIBOR and extended the term for an additional year through April 2001. The amended and restated facility also continues to provide for a competitive bid option for up to 50% of the facility amount. The Company recognized a non cash extraordinary charge of approximately $0.9 million ($0.02 per share) in the first quarter of 1998 relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility. In June 1998, the Company increased the amount of this unsecured revolving credit facility to $300 million from $250 million. The Company also increased the amount of its other unsecured revolving credit facility to $20 million from $10 million.

         In April 1998, the Company completed a 669,639 common share offering (pre-split), through a registered unit investment trust, and received net proceeds of approximately $25.3 million which were primarily used to repay revolving credit facility borrowings.

         In July 1998, the Company completed the sale of 4,000,000 Class C Cumulative Redeemable Preferred Shares. The net proceeds of approximately $96.5 million were used to repay variable rate borrowings on the Company's unsecured revolving credit facilities.

         In July 1998, the Company issued, pursuant to its Medium Term Note program, $100 million senior unsecured fixed rate notes with a 20 year maturity and 7.5% coupon rate. The proceeds were used to repay variable rate borrowings on the Company's revolving credit facilities.

         In July 1998, the Company announced that the Board of Directors approved a two-for-one stock split to shareholders of record on July 27, 1998. On August 3, 1998 each shareholder received one share of common stock for each share of common stock held. The stock split was effected in the form of a stock dividend.

         At June 30, 1998, the Company's capitalization consisted of $824.6 million of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $250.4 million), $149.8 million of preferred stock and $1,129.9 million of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at June 30, 1998 of $19.625 as adjusted to reflect the two-for- one stock split) resulting in a debt total market capitalization ratio of 0.39 to 1. At June 30, 1998, the Company's total debt consisted of $683.0 million of fixed rate debt and $141.6 million of variable rate debt.

         It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. As of June 30, 1998, the Company had $309.4 million available under its shelf registration statement. In addition, as of June 30, 1998, the Company had cash of $1.9 million and $181.0 million available under its $320 million of unsecured revolving credit facilities. On June 30, 1998, the Company also had 105 operating properties with $82.0 million, or 75.9%, of the total revenue for the six month period ended June 30, 1998 which were unencumbered thereby providing a potential collateral base for future borrowings.

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

         At June 30, 1998, approximately 82.8% of the Company's debt (not including joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 6.2 years and a weighted average interest rate of approximately 7.3%. The remainder of the Company's debt bears interest at variable rates, with a weighted average maturity of approximately 3.0 years and a weighted average interest rate of approximately 6.3%. As of June 30, 1998, the Company's joint venture indebtedness aggregated $446.4 million of fixed rate debt, of which the Company's proportionate share was $232.6 million, and $35.6 million of variable rate debt, of which the Company's proportionate share was $17.8 million. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities to initially fund future acquisitions. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that increases in interest expense as a result of inflation would not significantly impact the Company's distributable cash flow.

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

ITEM 2.    MATERIAL MODIFICATIONS OF RIGHTS OF REGISTRANT'S SECURITIES

         In April 1998, in conjunction with the acquisition of three shopping centers in Ohio and one in New Jersey, the Company formed limited partnerships which issued limited partnership units (the "Units") which are redeemable for an amount equal to the value of approximately 195,302 Company common shares. The Units are redeemable beginning between December 25, 1998 and February 4, 1999, subject to the Company's right to purchase such units for cash or for Company common shares on a one-for-one basis. These transactions were conducted as private placements in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 11, 1998, the Company held its Annual Meeting of Shareholders. The matters presented to the shareholders for a vote and the vote on such matters were as follows:

         a) Election of Directors to serve until the next Annual Meeting of
            Shareholders:

                                               For                      Abstain
                                               ---                      -------
         Scott A. Wolstein                  22,964,794                   45,198
         James A. Schoff                    22,963,594                   46,398
         William N. Hulett, III             22,952,663                   57,329
         Ethan Penner                       22,946,669                   63,323
         Albert T. Adams                    22,877,412                  132,580
         Dean S. Adler                      22,945,062                   64,930
         Barry A. Sholem                    22,948,712                   61,280

         b) Proposal to amend the Company's amended and restate articles of incorporation to increase the number of authorized shares of the Company from 59,000,000 to 109,000,000:

                                                                 Broker
   For                       Against          Abstain           Non-Votes
   ---                       -------          -------           ---------
21,293,763                  1,642,466         73,763                0

         c) Proposal to approve the 1998 Developers Diversified Realty Corporation Equity-Based Award Plan:

                                                                 Broker
   For                        Against          Abstain           Non-Votes
   ---                        -------          -------           ---------
18,289,543                   4,601,556         118,891               0

No other matters were submitted to the shareholders for a vote.

ITEM 5.   OTHER INFORMATION

         Shareholders who intend to submit proposals to be included in the Company's proxy materials may do so in compliance with Rule 14a-8 promulgated under the Securities Exchange Act of 1934. As stated in the Company's proxy statement dated April 10, 1998, the last date any such proposal will be received by the Company for inclusion in the Company's proxy materials relating to the 1999 Annual Meeting is December 12, 1998. For those shareholder proposals which are not submitted in accordance with Rule 14a-8, the Company's designated proxies may exercise their discretionary voting authority for any proposal received after February 24, 1999, without any discussion of the proposal in the Company's proxy materials.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits -

          4.1 First Amendment dated as of June 30, 1998, to Amended and Restated Revolving Credit Agreement dated as of February 24, 1998, by and among the Company and The First National Bank of Chicago.

          27       (a)   Financial Data Schedule

b)       Date of Report          Items Reported

         February 25, 1998       Item 2.   Acquisition or Disposition of Assets
                                 Item 5.   Other Events

         April 28, 1998          Item 5.   Other Events
                                 Item 7.   Financial Statements Pro Forma
                                           Financial Information and Exhibits

         April 28, 1998          Item 5.   Other Events
                                 Item 7.   Financial Statements Pro Forma
                                           Financial Information and Exhibits

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DEVELOPERS DIVERSIFIED REALTY CORPORATION



          August 14, 1998             /s/ Scott A. Wolstein
----------------------------        ------------------------------------
             (Date)                 Scott A. Wolstein, President and
                                    Chief Executive Officer


          August 14, 1998            /s/ William H. Schafer
----------------------------        ------------------------------------
             (Date)                 William H. Schafer, Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)