Form 10-Q
period 1998-09-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 1998-11-16
CIK 894315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR


[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to______________
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


Indicated by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing
requirements for the past 90 days Yes X No   .
                                          ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      -------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common shares as of the latest practicable date.

              57,293,252 shares outstanding as of November 10, 1998
              ----------                          -----------------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997.

Condensed Consolidated Statements of Operations for the Three Month Periods ended September 30, 1998 and 1997.

Condensed Consolidated Statement of Operations for the Nine Month Periods ended September 30, 1998 and 1997.

Condensed Consolidated Statements of Cash Flows for the Nine Month Periods ended September 30, 1998 and 1997.

Notes to Condensed Consolidated Financial Statements.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                    September 30,      December 31,
ASSETS                                                                                   1998               1997
                                                                                   --------------    --------------
Real estate rental property:
   Land                                                                            $      267,541    $      183,809
   Land under development                                                                  36,303            23,668
   Construction in progress                                                               132,399            28,130
   Buildings                                                                            1,400,296         1,071,717
   Fixtures and tenant improvement                                                         21,207            18,418
                                                                                   --------------    --------------
                                                                                        1,857,746         1,325,742
   Less accumulated depreciation                                                         (191,762)         (171,737)
                                                                                   --------------    --------------
   Real estate, net                                                                     1,665,984         1,154,005

Other real estate investments                                                                --              72,149
Cash and cash equivalents                                                                   1,691                18
Investments in and advances to joint ventures                                             231,835           136,267
Minority equity investment                                                                 22,315              --
Notes receivable                                                                           29,882             4,081
Other assets                                                                               34,998            25,398
                                                                                   --------------    --------------
                                                                                   $    1,986,705    $    1,391,918
                                                                                   ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
   Fixed rate senior notes                                                         $      592,114    $      392,254
   Revolving credit facilities                                                            114,000           139,700
   Subordinated convertible debentures                                                     40,761            46,891
                                                                                   --------------    --------------
                                                                                          746,875           578,845
Mortgage indebtedness                                                                     228,303            89,676
                                                                                   --------------    --------------
                  Total indebtedness                                                      975,178           668,521

Accounts payable and accrued expenses                                                      45,474            28,601
Dividends payable                                                                          19,080              --
Other liabilities                                                                           9,797             9,100
                                                                                   --------------    --------------
                                                                                        1,049,529           706,222
                                                                                   --------------    --------------
Minority equity interests                                                                   8,165            16,293
Operating partnership minority interests                                                   88,887               353

Commitments and contingencies

Shareholders' equity:
   Class A - 9.5% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 421,500 shares
       issued and outstanding at September 30, 1998 and December 31, 1997                 105,375           105,375
   Class B - 9.44% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 177,500 shares
       issued and outstanding at September 30, 1998 and December 31, 1997                  44,375            44,375
   Class C - 8.375% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 400,000 shares issued
       and outstanding at September 30, 1998                                              100,000              --
   Class D- 8.68% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 216,000 shares issued
       and outstanding at September 30, 1998                                               54,000              --
   Common shares, without par value, $.10 stated value; 100,000,000 and
       50,000,000 shares authorized; 57,265,334 and 27,687,576 shares issued and outstanding at September 30, 1998 and December 31, 1997, respectively
       (Note 5)                                                                             5,726             2,769
   Paid-in-capital                                                                        605,704           580,509
   Accumulated dividends in excess of net income                                          (74,749)          (63,517)
                                                                                   --------------    --------------
                                                                                          840,431           669,511
   Less: Unearned compensation - restricted stock                                            (307)             (461)
                                                                                   --------------    --------------
                                                                                          840,124           669,050
                                                                                   --------------    --------------
                                                                                   $    1,986,705    $    1,391,918
                                                                                   ==============    ==============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                             1998        1997
                                                                           --------    --------
Revenues from operations:
     Minimum rents                                                         $ 47,607    $ 31,871
     Percentage and overage rents                                               324         348
     Recoveries from tenants                                                 11,970       8,024
     Management fee income                                                      873         669
     Other                                                                    2,529       1,761
                                                                           --------    --------
                                                                             63,303      42,673
                                                                           --------    --------
Rental operation expenses:
     Operating and maintenance                                                5,770       3,818
     Real estate taxes                                                        7,248       5,143
     General and administrative                                               3,244       2,620
Interest expense                                                             17,149       8,982
     Depreciation and amortization                                           12,417       8,303
                                                                           --------    --------
                                                                             45,828      28,866
                                                                           --------    --------
Income before equity in net income of joint ventures and minority equity investment, gain (loss) on sales of real estate, and allocation to
   minority equity interests                                                 17,475      13,807
Equity in net income of joint ventures and
   minority equity investment                                                 4,611       3,201
Gain (loss) on sales of real estate                                             (36)       --
                                                                           --------    --------
Income before allocation to minority equity interests                        22,050      17,008
Income allocated to minority equity interests                                (1,338)       (261)
                                                                           --------    --------

Net income                                                                 $ 20,712    $ 16,747
                                                                           ========    ========

Net income applicable to common shareholders                               $ 14,702    $ 13,197
                                                                           ========    ========

Per share data:
  Earnings per common share - basic                                        $   0.26    $   0.25
                                                                           ========    ========

  Earnings per common share - diluted                                      $   0.25    $   0.24
                                                                           ========    ========

  Dividends declared                                                       $ 0.3275    $  0.315
                                                                           ========    ========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                1998          1997
                                                                             ----------    ----------
Revenues from operations:
     Minimum rents                                                           $  123,453    $   89,075
     Percentage and overage rents                                                 2,251         1,955
     Recoveries from tenants                                                     30,797        22,794
     Management fee income                                                        2,437         2,184
     Other                                                                        6,844         4,984
                                                                             ----------    ----------
                                                                                165,782       120,992
                                                                             ----------    ----------
Rental operation expenses:
     Operating and maintenance                                                   14,034        10,941
     Real estate taxes                                                           19,742        14,468
     General and administrative                                                   9,247         7,646
Interest expense                                                                 41,917        25,460
     Depreciation and amortization                                               31,638        23,509
                                                                             ----------    ----------
                                                                                116,578        82,024
                                                                             ----------    ----------
Income before equity in net income of joint ventures and minority equity investment, gain (loss) on sales of real estate, allocation to minority
   equity interests and extraordinary item                                       49,204        38,968

Equity in net income of joint ventures and minority
    equity investment                                                            10,323         8,535
Gain (loss) on sales of real estate                                                 (36)        3,526
                                                                             ----------    ----------
Income before allocation to minority equity interests
   and extraordinary item                                                        59,491        51,029
Income allocated to minority equity interests                                    (1,628)         (787)
                                                                             ----------    ----------
Income before extraordinary item                                                 57,863        50,242
Extraordinary item - extinguishment of
  debt - deferred finance costs written-off                                        (882)         --
                                                                             ----------    ----------

Net income                                                                   $   56,981    $   50,242
                                                                             ==========    ==========

Net income applicable to common shareholders                                 $   43,872    $   39,592
                                                                             ==========    ==========

Per share data:
  Earnings per common share - basic:
     Income before extraordinary item                                        $     0.79    $     0.78
     Extraordinary item                                                           (0.01)         --
                                                                             ----------    ----------
     Net income                                                              $     0.78    $     0.78
                                                                             ==========    ==========
  Earnings per common share - diluted:
     Income before extraordinary item                                        $     0.76    $     0.77
     Extraordinary item                                                           (0.01)         --
                                                                             ----------    ----------
     Net income                                                              $     0.75    $     0.77
                                                                             ==========    ==========

  Dividends declared                                                         $   0.9825    $    0.945
                                                                             ==========    ==========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           1998            1997
                                                                                       ------------    ------------
Net cash flow provided by operating activities                                         $     99,755    $     69,179
                                                                                       ------------    ------------
Cash flow provided by (used for) investing activities:
    Real estate developed or acquired                                                      (525,125)       (235,689)
    Investments in and advances to joint ventures and minority
       equity investment, net                                                               (73,677)        (15,312)
    Acquisition of minority interest                                                        (16,293)           --
    Issuance of notes receivable                                                            (25,801)           --
    Proceeds from transfer of properties to joint ventures                                  234,377            --
    Proceeds from sales of real estate                                                        5,007           5,452
                                                                                       ------------    ------------
Net cash flow used for investing activities                                                (401,512)       (245,549)
                                                                                       ------------    ------------
Cash flow provided by (used for) financing activities:
    Repayment of revolving credit facilities, net                                           (25,700)        (72,500)
    Proceeds from issuance of Medium Term Notes, net of underwriting commissions and $459 and $55 of offering expenses paid in 1998 and
      1997, respectively                                                                    197,910            --
    Proceeds from construction loans                                                         20,311          49,670
    Principal payments on rental property debt                                              (15,669)         (1,686)
    Proceeds from issuance of Fixed Rate Senior Notes, net of underwriting
       commissions and discounts and $500 of offering expenses paid                            --            75,577
    Payment of deferred finance costs                                                          (469)           --
    Proceeds from issuance of common shares, net of underwriting commissions
        and $26 and $840 of offering expenses paid in 1998 and 1997, respectively            25,234         183,919
    Proceeds from issuance of Class C and Class  D preferred shares, net of
        underwriting commissions and $869 of offering expenses paid in 1998                 148,280            --
    Proceeds from issuance of common shares in conjunction with exercise of stock options, the Company's 401(k) plan, restricted stock plan and dividend
        reinvestment plan                                                                     2,691           1,118
    Dividends paid                                                                          (49,158)        (58,865)
                                                                                       ------------    ------------
Net cash flow provided by financing activities                                              303,430         177,233
                                                                                       ------------    ------------
Increase in cash and cash equivalents                                                         1,673             863
Cash and cash equivalents, beginning of period                                                   18              13
                                                                                       ------------    ------------
Cash and cash equivalents, end of period                                               $      1,691    $        876
                                                                                       ============    ============

Supplemental disclosure of non cash investing and financing activities:

In conjunction with the acquisition of certain shopping centers, the Company assumed mortgage debt and liabilities aggregating $137.0 million and recorded minority equity interests aggregating approximately $96.7 million during the nine month period ended September 30, 1998. The Company also had approximately $6.1 million of debentures converted into common shares of the Company. The Company also issued approximately 29 million common shares pursuant to the Company's two-for-one stock split, resulting in the reclassification of approximately $2.9 million from paid-in-capital to common shares. In addition, included in accounts payable was approximately $0.2 million relating to construction in progress and $19.1 million of dividends declared. Also, in conjunction with the acquisition of a minority equity investment, the Company transferred land and buildings with a net book value of $7.4 million in exchange for approximately 1.3 million common shares of American Industrial Properties. Similarly, in conjunction with the formation of a joint venture, the Company transferred property to the joint venture with a net book value, after reduction for cash received, of $27.6 million in exchange for a 50% equity interest. The foregoing transactions did not provide for or require the use of cash.

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

UNAUDITED INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated balance sheet as of September 30, 1998, and the related unaudited condensed consolidated statements of operations and of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Developers Diversified Realty Corporation Annual Report on Form 10-K for the year ended December 31, 1997.

New Accounting Standards

         In June 1997, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 130 - Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the changes in equity of a business during a period from transactions and other events and circumstances from nonowner sources. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. Effective March 31, 1998 the Company implemented SFAS No. 130 - Reporting Comprehensive Income. For the periods ended September 30, 1998 and 1997 the Company had no items of other comprehensive income requiring additional disclosure.

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

         In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. This statement requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. The new standard becomes effective for the Company for the year ending December 31, 2000. The Company does not expect this pronouncement to have a material impact on the Company's financial position or cash flows.

         In May 1998, the Emerging Issues Task Force reached a consensus in
EITF 98-9 "Accounting for Contingent Rent in Interim Financial Periods" that the lessor should defer recognition of contingent rental income in interim periods until the specified target that triggers the contingent rental income is achieved. This method is generally consistent with how the Company has accounted for contingent rentals historically.

2.       OFFERINGS

Equity:

         In April 1998, the Company sold 669,639 common shares (pre-split) in an underwritten offering at $37.7223 per share.

         In July 1998, the Company sold 4,000,000 depositary shares of 8.375% Class C Cumulative Redeemable Preferred Stock at $25 per depositary share. In August and September 1998, the Company sold 2,160,000 depositary shares of 8.68% Class D Cumulative Redeemable Preferred Stock at $25 per depositary share.

Debt:

         In January 1998, the Company issued $100 million of Unsecured Fixed Rate Senior Notes pursuant to its Medium Term Note program. These notes have a term of ten years and a coupon interest rate of 6.625%. In July 1998, the Company issued $100 million of Unsecured Fixed Rate Senior Notes with a term of twenty years and a coupon interest rate of 7.5%. The aggregate net proceeds received from these two offerings of approximately $197.9 million were primarily used to retire variable rate indebtedness on the Company's revolving credit facilities.

3.       EQUITY INVESTMENTS IN JOINT VENTURES:

         The Company's equity investments in joint ventures at September 30, 1998 were comprised of (i) a 50% joint venture interest in four community center joint ventures, formed in November 1995, which own and operate ten shopping center properties, located in nine different states, aggregating approximately
4.0 million square feet; (ii) a 50% joint venture interest, formed in September 1996, with The Ohio State Teachers Retirement Systems (OSTRS) which owns and operates two shopping centers aggregating approximately 0.5 million square feet;
(iii) a 50% joint venture interest, formed in October 1996, in conjunction with the development of shopping center in Merriam, Kansas, aggregating approximately
0.4 million square feet; (iv) a 35% joint venture interest in a limited partnership, formed in January 1997, that owns a 0.3 million square foot shopping center located in San Antonio, Texas; (v) a 50% joint venture interest in a limited partnership, that owns a 0.4 million square foot shopping center located in Martinsville, Virginia, formed in January 1993; (vi) a 50% interest in seven individual joint ventures which are currently developing seven shopping centers; (vii) a 50% joint venture interest acquired in March 1998, which owns a shopping center aggregating 0.3 million square feet, in Columbus, Ohio (viii) a 79.45% joint venture interest acquired in March 1998, which owns a shopping center aggregating 0.3 million square feet, in Columbus, Ohio (ix) an 80% joint venture interest acquired in April 1998, which owns a shopping center aggregating 0.3 million square feet in Columbus, Ohio; (x) a 50% joint venture interest acquired in April 1998, which owns a shopping center aggregating 0.2 million square feet in Dayton, Ohio; (xi) a 25% joint venture interest in the Retail Value Fund, formed with Prudential Real Estate Investors in February 1998, which acquired 33 retail sites, formerly occupied by Best Products, located in 13 different states; (xii) a 50% joint venture interest, formed in September 1998, which owns and operates six shopping centers, located in four different states, aggregating approximately 2.0 million square feet and (xiii) a 50% joint venture interest in Sansone Group/DDR LL, a real estate management company, in St. Louis, MO, formed in July 1998.
        Summarized combined financial information of the Company's joint venture investments is as follows (in thousands):

                                   September 30,   December 31,
Combined Balance Sheets                1998            1997
                                   ------------    ------------
Land                               $    216,833    $    147,466
Buildings                               755,530         482,153
Fixtures and tenant improvements          2,228           1,315
Construction in progress                 84,925          19,172
                                   ------------    ------------
                                      1,059,516         650,106
Less accumulated depreciation           (51,570)        (26,113)
                                   ------------    ------------
Real estate, net                      1,007,946         623,993
Other assets                             48,607          25,817
                                   ------------    ------------
                                   $  1,056,553    $    649,810
                                   ============    ============

Mortgage debt                      $    649,728    $    389,160
Amounts payable to DDRC                  36,496          32,667
Other liabilities                        24,273           9,549
                                   ------------    ------------
                                        710,497         431,376
Accumulated equity                      346,056         218,434
                                   ------------    ------------
                                   $  1,056,553    $    649,810
                                   ============    ============

                                              Three Month Period     Nine Month Period
                                              Ended September 30,   Ended September 30,
Combined Statements of Operations:             1998       1997       1998       1997
                                             --------   --------   --------   --------
Revenues from operations                     $ 29,287   $ 20,897   $ 74,233   $ 60,848
                                             --------   --------   --------   --------

Rental operation expenses                       7,240      4,758     17,770     14,484
Depreciation and amortization expenses          4,081      2,905     10,618      8,571
Interest expense                               10,548      7,844     28,190     21,563
                                             --------   --------   --------   --------
                                               21,869     15,507     56,578     44,618
                                             --------   --------   --------   --------
Income before gain on sales of real estate      7,418      5,390     17,655     16,230
Gain on sales of real estate                    5,897      1,085      8,710      1,085
                                             --------   --------   --------   --------
Net income                                   $ 13,315   $  6,475   $ 26,365   $ 17,315
                                             ========   ========   ========   ========

         On September 10, 1998 the Company formed a joint venture with the institutional investment advisory firm DRA Advisors, Inc. ("DRA"), which is acting on behalf of institutional clients. In conjunction with the formation of this joint venture, the Company contributed six existing shopping center properties valued at approximately $238 million and in exchange received cash of approximately $192 million, funded from debt and equity proceeds received as described below, which was used to repay variable rate indebtedness on the Company's revolving credit facilities, and a 50% equity ownership interest in the joint venture. Simultaneously with the Company's contribution, the joint venture entered into a seven year, $156 million mortgage with interest at a coupon rate of 6.64% and DRA contributed cash of approximately $42 million in exchange for a 50% equity interest. Upon contribution, the Company did not recognize a gain. The Company also agreed to master lease certain space occupied by a tenant which has filed for bankruptcy under Chapter 11 with annual base rent of $2.3 million. In exchange for the agreement to master lease the space, the Company retained all rights associated with the bankruptcy claim and to the benefits associated with the releasing of the existing space. The Company does not believe that its exposure to loss is material under the terms of the agreement. In accordance with the Joint Venture agreement, the Company will continue to manage the properties and receive management fees at market rates. The properties contributed to the joint venture are as follows:
                -   Arrowhead Crossing - Peoria, Arizona (Phoenix)
                -   Foothills Towne Center - Ahwatukee, Arizona (Phoenix)
                -   Eagan Promenade - Eagan, Minnesota (Minneapolis)
                -   Maple Grove Crossing - Maple Grove, Minnesota (Minneapolis)
                -   Eastchase Market - Fort Worth, Texas
                -   Tanasborne Town Center - Hillsboro, Oregon (Portland)

         Included in management fee income for the nine month periods ended September 30, 1998 and 1997, is approximately $2.1 and $2.0 million, respectively, of management fees earned by the Company for services rendered to the joint ventures. Similarly, other income for the nine month periods ended September 30, 1998 and 1997, includes $1.3 million and $0.5 million, respectively, of development fee income and commissions for services rendered to the joint ventures.

4.  MINORITY EQUITY INVESTMENT:

         On August 4, 1998 the Company, in a joint release with American Industrial Properties REIT [NYSE:IND] ("AIP"), announced the execution of a definitive agreement providing for the strategic investment in AIP by the Company. Under the terms of the Share Purchase Agreement dated to be effective as of July 30, 1998, the Company purchased 949,147 newly issued common shares of beneficial interest at $15.50 per share for approximately $14.7 million. Under the terms of a separate agreement, also dated to be effective as of July 30, 1998, the Company, in exchange for five industrial properties owned by the Company and valued at approximately $19.5 million, acquired approximately
1.3 million additional newly issued AIP shares of beneficial interest. Combined, the acquired shares represent 19.9% of AIP's outstanding shares prior to the Company's purchase. A second purchase by the Company of approximately 5.2 million newly issued shares of AIP for approximately $81.0 million is subject to shareholder approval at a Special Meeting of AIP Shareholders to be held on November 20, 1998. The additional shares will be acquired in conjunction with acquisitions approved by AIP's Board of Trustees. Prior to AIP's November 20, 1998 shareholder meeting, the Company may provide for the financing of acquisitions approved by AIP's Board of Trustees in the form of demand promissory notes ("Notes"). These notes will bear interest at the rate of 10.25%. As of September 30, 1998, no notes were outstanding. Concurrent with entering into the Agreement, AIP increased its Board of Trust Managers by four positions and appointed the Company's designees Scott A. Wolstein, Albert T. Adams, Robert H. Gidel and James A. Schoff to the Board. Mr. Wolstein has been named AIP's Chairman of the Board. Pursuant to the Agreement, AIP may, under certain circumstances and subject to certain limitations, following the closing of the second purchase of AIP's common shares, put additional common or preferred shares of AIP to the Company, at a price not to exceed $15.50 and $14.00 per share, respectively. The put of these additional shares, would be for the sole purpose of financing property acquisitions approved by AIP's Board of Trust Managers.

Summarized financial information of AIP as of September 30, 1998 and for the period July 30, 1998 through September 30, 1998 is as follows:

                                                   September 30, 1998
                                                   ------------------
Balance Sheet:
   Land                                               $     81,700
   Buildings                                               322,148
                                                      ------------
                                                           403,848
   Less accumulated depreciation                           (31,052)
                                                      ------------
   Real estate, net                                        372,796
   Other assets                                             20,334
                                                      ------------
                                                      $    393,130
                                                      ============
   Mortgage debt                                      $    207,106
   Amounts payable to DDRC                                    --
   Other liabilities                                        18,482
                                                      ------------
                                                           225,588
   Accumulated equity                                      167,542
                                                      ------------
                                                      $    393,130
                                                      ============
                                                     July 30, 1998 to
                                                   September 30, 1998
                                                   ------------------
Statement of Operations:
   Revenues from operations                           $      8,720
                                                      ------------
   Rental operation expenses                                 3,402
   Depreciation and amortization expenses                    1,649
   Interest expense                                          2,738
                                                      ------------
                                                             7,789
                                                      ------------
    Net income                                        $        931
                                                      ============

5.  ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

         During the nine month period ended September 30, 1998, the Company completed the acquisition of, or investment in, 39 shopping centers with an aggregate of approximately 7.0 million Company owned gross leasable square feet
(GLA) at an initial aggregate investment of approximately $763 million. These properties are summarized as follows:

                                                                           Year       Effective Date of             Company
                        Location                                           Built         Acquisition                  GLA
                        --------                                           -----         -----------                  ---
  Country Club Mall - Idaho Falls, Idaho                                   1976        February 25,1998             148,593
  Bel Air Centre - Detroit, Michigan                                       1989         March 10, 1998              343,502
  Perimeter Shopping Center - Dublin, Ohio                                 1996         March 23, 1998              137,610
  OfficeMax - Barboursville, West Virginia                                 1985         March 23, 1998               70,900
  Big Bear - Bellefontaine, Ohio                                           1995         March 28, 1998               54,780
  Roundy's - Hamilton, Ohio                                                1986         March 23, 1998               30,110
  Hoggies Center- Gahanna, Ohio                                            1995         March 23, 1998               39,285
  Roundy's/Rite Aid - Pataskala, Ohio                                      1980         March 23, 1998               33,270
  Shoppes at Turnberry - Pickerington, Ohio                                1990         March 23, 1998               59,495
  Derby Square Shopping Center - Grove City, Ohio                          1992         March 23, 1998              128,050
  Lennox Town Center - Columbus, Ohio (1)                                  1997         March 23, 1998              336,044
  Sun Center - Columbus, Ohio (2)                                          1995         March 23, 1998              317,581
  Nassau Park - Princeton, New Jersey                                      1995         April 1, 1998               202,104
  Washington Park Plaza - Dayton, Ohio (1)                                 1990         April 28, 1998              169,816
  Dublin Village Center - Columbus, Ohio (3)                               1987         April 28, 1998              327,264
  Easton Market - Columbus, Ohio (4)                                       1998         April 28, 1998              494,226
  Family Centers at Las Vegas - Las Vegas, Nevada                          1973          July 1, 1998                62,005
  Family Centers at Rapid City - Rapid City, South Dakota                  1972          July 1, 1998                35,544
  Family Centers at Mid Valley - Salt Lake City, Utah                      1982          July 1, 1998               696,356
  Family Centers at Fort Union - Salt Lake City, Utah                      1973          July 1, 1998               662,494
  Family Centers at Riverdate - Riverdale, Utah                            1995          July 1, 1998               549,733
  Family Centers at Orem - Orem, Utah                                      1991          July 1, 1998               153,460
  Family Centers at Ogden - Ogden, Utah                                    1977          July 1, 1998               162,316
  Family Centers at 33rd Street - Salt Lake City, Utah                     1978          July 1, 1998                39,032
  Family Place at Logan - Logan, Utah                                      1975          July 1, 1998                19,200
  Hermes Building - Salt Lake City, Utah                                   1985          July 1, 1998                53,749
  Tanasbourne Town Center - Portland, Oregon                               1998          July 2, 1998               155,892
  Northland Square - Cedar Rapids, Iowa                                    1984          July 16, 1998              187,068
  Plaza at Sunset Hill - St. Louis, Missouri                               1997          July 16, 1998              421,028
  Promenade at Brentwood - St. Louis, Missouri                             1998          July 16, 1998              299,479
  Olympic Oaks Village - St. Louis, Missouri                               1985          July 16, 1998               92,372
  Gravois Village - St. Louis, Missouri                                    1983          July 16, 1998              110,992
  Keller Plaza - St. Louis, Missouri                                       1987          July 16, 1998               52,842
  Southtown - St. Louis, Missouri                                          1992          July 16, 1998              144,808
  Home Quarters - St. Louis, Missouri                                      1992          July 16, 1998              100,911
  American Plaza - St. Louis, Missouri                                     1998          July 16, 1998               29,500
  Walgreen's - St. Louis, Missouri                                         1988          July 16, 1998               17,504
  Walgreen's - St. Louis, Missouri                                         1988          July 16, 1998               15,437
  Morris Corners - Springfield, Missouri                                   1989          July 16, 1998               56,033
                                                                                                                  ---------
                                                                                                                  7,010,385
                                                                                                                  =========

         (1) Property acquired through a joint venture in which the Company owns a 50% interest.

         (2) Property acquired through a joint venture in which the Company owns a 79.45% interest.

         (3) Property acquired through a joint venture in which the Company owns an 80% interest.

         (4) A portion of this property is under construction and will be acquired in phases throughout 1998 and 1999.

         The operating results of the acquired shopping centers are included in the results of operations of the Company from the effective date of acquisition.

         The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 1998 as if each of the following transactions had occurred on January 1, 1998; (i) the acquisition of all properties acquired, or interests therein, by the Company in 1998; (ii) the completion of the sale by the Company of 669,639 common shares (pre-split) in April 1998; (iii) the completion of the sale by the Company of $200 million of Medium Term Notes in January and July, 1998; (iv) the purchase by the Company of the minority interest of a shopping center in Cleveland, Ohio in March 1998; (v) the completion of the sale by the Company of 4,000,000 Class C Depositary shares in July 1998; (vi) the completion of the sale by the Company of 2,160,000 Class D Depositary shares in August and September 1998 and (vii) the transfer of six properties owned by the Company into a 50% owned joint venture in September 1998.

         The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 1997 as if each of the following transactions had occurred on January 1, 1997: (i) the acquisition of all properties acquired, or interests therein, by the Company in 1997 and 1998;
(ii) the completion of the sale by the Company of 669,639 common shares (pre-split) in April 1998; (iii) the completion of the sale by the Company of $102 million and $200 million of Medium Term Notes in 1997 and 1998, respectively; (iv) the completion of the sale by the Company of 3,350,000 common shares (pre-split) in January 1997; (v) the completion of the sale by the Company of the $75 million 7.125% Pass through Asset Trust Securities in March 1997; (vi) the completion of the sale by the Company of 1,300,000 common shares (pre-split) in June 1997; (vii) the completion of the sale by the Company of 507,960 common shares (pre-split) in September 1997; (viii) the completion of the sale by the Company of 316,800 common shares (pre-split) in December 1997;
(ix) the purchase by the Company of the minority interest of a shopping center in Cleveland, Ohio in March 1998; (x) the completion of the sale by the Company of 4,000,000 Class C Depositary shares in July 1998; (vi) the completion of the sale by the Company of 2,160,000 Class D Depositary shares in August and September 1998 and (vii) the transfer of six properties owned by the Company into a 50% owned joint venture in September 1998.

                                              Nine Month Period Ended September 30,
                                              -------------------------------------
                                                (in thousands, except per share)
                                                       1998       1997
                                                     --------   --------
Pro forma revenues                                   $167,292   $142,712
                                                     ========   ========
Pro forma income before extraordinary item           $ 60,054   $ 53,155
                                                     ========   ========
Pro forma net income applicable
   to common shareholders                            $ 41,450   $ 42,505
                                                     ========   ========
Per share data:
   Earnings per common share - basic:
     Income before extraordinary item                $   0.74   $   0.78
     Extraordinary item                                 (0.02)       --
                                                     --------   --------
     Net income                                      $   0.72   $   0.78
                                                     ========   ========
   Earnings per common share - diluted:
     Income before extraordinary item                $   0.71   $   0.77
     Extraordinary item                                 (0.02)       --
                                                     --------   --------
     Net income                                      $   0.69   $   0.77
                                                     ========   ========



         The 1998 and 1997 pro forma information above does not include revenues and expenses for five of the 39 properties acquired by the Company in 1998 and the 1997 pro forma information does not include revenues and expenses for four of the seven properties acquired by the Company in 1997 prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful. Pro forma results for two shopping centers acquired in 1998 are not presented since these centers were sold in 1998. In addition, the 1998 and 1997 pro forma information does not include the results of shopping center expansions occurring at five of the shopping centers acquired by the Company.

6.       SHAREHOLDERS' EQUITY AND OPERATING PARTNERSHIP UNITS:

         The following table summarizes the changes in shareholders' equity since December 31, 1997 (in thousands):

                                    Preferred      Common                  Accumulated     Unearned
                                   Shares ($250    Shares                  Dividends in  Compensation
                                     Stated     ($.10 stated    Paid-in     Excess of     Restricted
                                     Value)        Value)       Capital     Net Income      Stock          Total
                                   ----------    ----------    ----------   ----------    ----------    ----------
Balance December 31, 1997          $  149,750    $    2,769       580,509   $  (63,517)   $     (461)   $  669,050
Net income                                                                      56,981                      56,981
Dividends declared -
   Common Shares                                                               (55,657)                    (55,657)
Dividends declared -

  Preferred Shares                                                             (12,556)                    (12,556)
Issuance of Common Shares                                67        25,167                                   25,234
Issuance of Preferred Shares          154,000                      (5,720)                                 148,280
Vesting of restricted stock                                                                      154           154
Stated value of shares issued in
  connection with a two-for-one
  stock split                                         2,861        (2,861)                                    --
Conversion of Debentures                                 20         6,081                                    6,101
Issuance of common shares
  related to exercise of stock
  options, employee 401(k) plan
  and dividend reinvestment plan                          9         2,528                                    2,537
                                   ----------    ----------    ----------   ----------    ----------    ----------

Balance September 30, 1998         $  303,750    $    5,726    $  605,704   $  (74,749)   $     (307)   $  840,124
                                   ==========    ==========    ==========   ==========    ==========    ==========

         The Board of Directors of the Company approved a two-for-one stock split to shareholders of record on July 27, 1998. On August 3, 1998, each such shareholder received one share of common stock for each share of common stock held. This stock split was effected in the form of a stock dividend. Accordingly, $2.9 million was transferred from additional paid in capital to common stock, representing the stated value of additional shares issued. All share and per share data included in these condensed consolidated financial statements reflects this split.

         For the period ended September 30, 1998, in conjunction with the acquisition of 18 shopping centers, the Company formed several limited partnerships which issued limited partnership units which are exchangeable, under certain circumstances and at the option of the Company, into 3,966,280 of shares of the Company's common shares or for cash. In connection with the Company's purchase of these shopping centers and the issuance of the limited partership units, the Company provided a guarantee of the value of the limited partnership units which includes the quarterly operating partnership distributions. As of July 1, 2000, if required, the guarantee earnout can be paid in the form of cash or additional limited partnership units. The purchase was recorded at the present value of the guaranteed amounts.

         In 1997, in conjunction with the acquisition of two shopping centers, the Company formed limited partnerships which issued limited partnership units which are exchangeable, at the option of the Company, into 17,884 shares of the Company's common shares or for cash.

7.       REVOLVING CREDIT FACILITIES:

         During 1998, the Company and a syndicate of financial institutions agreed to amend and restate the Company's primary revolving credit facility (the "Unsecured Credit Facility") to increase the facility to $300 million from $150 million. The new agreement also provides for a reduction in pricing and an extension of the term for an additional year through April 2001. The amended and restated facility also continues to provide for a competitive bid option for up to 50% of the facility amount. During the first quarter of 1998, the Company recognized a non-cash extraordinary charge of approximately $0.9 million ($0.01 per share), relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility. The Company's borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.85%), depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Unsecured Credit Facility is used to finance the acquisition of properties, to provide working capital and for general corporate purposes. At September 30, 1998, $114.0 million was outstanding under this facility with a weighted average interest rate of 6.1%.

         In addition, the Company maintains a $20 million unsecured revolving credit facility with National City Bank. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently at 0.85%) depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. At September 30, 1998 there was no indebtedness outstanding under this facility.

8.       RELATED PARTY TRANSACTIONS

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

         In June 1998, the Company acquired, from a partnership owned by the Company's Chairman Emeritus and an officer of the Company, approximately 18 acres of land, adjacent to a shopping center owned through one of the Company's joint ventures, at a purchase price of approximately $4.4 million.

         In addition, the Company paid to a partnership owned by the Chairman Emeritus approximately $0.1 million for leasing/sales commissions associated with leasing or sale of certain shopping center outlots. Also, the Company paid approximately $0.7 million to a company owned by the brother-in-law of The Chairman of the Board relating to fees and commissions on the acquisition of several shopping centers in 1998.

         In September 1998, the Company sold two properties which the Company had initially purchased in July 1998 to a principal of one of the Company's joint venture partners. These properties aggregated approximately 33,000 square feet and were sold for approximately $4.4 million.

         The Chairman and CEO of the Company received 100,000 stock options of AIP in conjunction with agreeing to serve as Chairman of AIP's Board of Trustees. All benefits associated with these options have been or will be assigned to the Company.

         In conjunction with the establishment of DDR's equity investment in certain entities, the Company's Chairman and CEO owns voting stock in these entities in order to meet certain REIT qualification requirements.

9.       EARNINGS AND DIVIDENDS PER SHARE

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

                                            Three Month Period                Nine Month Period
                                            Ended September 30,              Ended September 30,
                                            -------------------              -------------------
                                                (in thousands, except per share amounts)
                                           1998            1997            1998            1997
                                       ------------    ------------    ------------    ------------
Income before extraordinary item       $     20,712    $     16,747    $     56,981    $     50,242
Less:  Preferred stock dividend              (6,010)         (3,550)        (13,109)        (10,650)
                                       ------------    ------------    ------------    ------------
Basic - Income before
  extraordinary item applicable to
  common shareholders                        14,702          13,197          43,872          39,592
Effect of dilutive securities:
  Joint venture partnerships                   (141)           --              (640)           --
                                       ------------    ------------    ------------    ------------
Diluted - Income before
   extraordinary item applicable to
   common shareholders plus
   assumed conversions                 $     14,561    $     13,197    $     43,232    $     39,592
                                       ============    ============    ============    ============
Number of Shares:
Basic - average shares outstanding           57,257          53,113          56,500          50,844
Effect of dilutive securities:
   Joint venture partnerships                   778            --               479
   Stock options                                730           1,027             876           1,026
   Restricted stock                            --                 8            --                 2
                                       ------------    ------------    ------------    ------------
Diluted - average shares outstanding         58,765          54,148          57,855          51,872
                                       ============    ============    ============    ============
PER SHARE AMOUNT:
Income before extraordinary item
  Basic                                $       0.26    $       0.25    $       0.79    $       0.78
                                       ============    ============    ============    ============
  Diluted                              $       0.25    $       0.24    $       0.76    $       0.77
                                       ============    ============    ============    ============

10.      CONVERTIBLE SUBORDINATED DEBENTURES

         During the nine month period ended September 30, 1998, debentures in the principal amount of $6.1 million were converted into approximately 370,000 common shares (adjusted for the stock split described in Note 6). The related accrued but unpaid interest was forfeited by the holders. In addition, upon conversion of the debentures, approximately $29,000 of unamortized debenture issue costs were charged to additional paid-in-capital.


11.      SUBSEQUENT EVENTS

         In November 1998, the Company increased the amount of its primary revolving credit facility to $375 million from $300 million.

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

RESULTS OF OPERATIONS

         Revenues from Operations

         Total revenues increased $20.6 million, or 48.3%, to $63.3 million for the three month period ended September 30, 1998 from $42.7 million for the same period in 1997. Total revenues increased $44.8 million, or 37.0%, to $165.8 million for the nine month period ended September 30, 1998 from $121.0 million for the same period in 1997. Base and percentage rents for the three month period ended September 30, 1998 increased $15.7 million, or 48.7%, to $47.9 million as compared to $32.2 million for the same period in 1997. Base and percentage rents increased $34.7 million, or 38.0%, to $125.7 million for the nine month period ended September 30, 1998 from $91.0 million for the same period in 1997. Approximately $4.6 million of the increase in base and percentage rental income, for the nine month period ended September 30, 1998 is the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1997), an increase of 5.9% over 1997 revenues from Core Portfolio Properties. The 43 shopping centers acquired by the Company in 1998 and 1997 contributed $29.3 million of additional base and percentage rental revenue and the four new shopping center developments contributed $3.0 million. These increases were offset by a decrease of $0.7 million relating to the sale of one shopping center in December 1997 and the transfer of five business centers to American Industrial Properties ("AIP") in July 1998 and $1.5 million relating to the transfer of 6 properties to a joint venture in September 1998.

         At September 30, 1998 the in-place occupancy rate of the Company's portfolio was at 95.9% as compared to 96.0% at September 30, 1997. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $8.79 at September 30, 1998 as compared to $8.30 at September 30, 1997. Same store sales, for those tenants required to report such information, representing approximately 16.6 million square feet, increased 3.5% to $229 per square foot as compared to $222 per square foot for the prior twelve month period.

         The increase in recoveries from tenants of $8.0 million is directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 1998 and 1997 shopping center acquisitions and developments. Recoveries were approximately 91.1% of operating expenses and real estate taxes for the nine month period ended September 30, 1998 as compared to 89.7% for the same period in 1997. Management fee income and other income increased by approximately $2.1 million which generally relates to an increase in interest income and development fees.

         Other income was comprised of the following (in thousands):

                         Three Month Period    Nine Month Period
                         Ended September 30,   Ended September 30,
                           1998       1997      1998        1997
                         --------   --------   --------   ---------
Interest                 $  1,376   $    488   $  3,078   $  1,362
Temporary tenant
  rentals (Kiosks)            135         79        360        327
Lease termination fees        233        401      1,130      1,835
Development fees              431        455      1,188        870
Other                         354        338      1,088        590
                         --------   --------   --------   --------
                         $  2,529   $  1,761   $  6,844   $  4,984
                         ========   ========   ========   ========

         Expenses from Operations

         Rental operating and maintenance expenses for the three month period ended September 30, 1998 increased $2.0 million, or 51.1% to $5.8 million as compared to $3.8 million for the same period in 1997. Rental operating and maintenance expenses increased $3.1 million, or 28.3%, to $14.0 million for the nine month period ended September 30, 1998 from $10.9 million for the same period in 1997. An increase of $3.0 million is attributable to the 46 shopping centers acquired and developed in 1997 and 1998 and $0.2 million in the Core Portfolio Properties. These increases were offset by a decrease of $0.1 million relating to the sale and transfer of 12 properties in 1997 and 1998.

         Real estate taxes increased $2.1 million, or 40.9%, to $7.2 million for the three month period ended September 30, 1998 as compared to $5.1 million for the same period in 1997. Real estate taxes increased $5.2 million, or 36.5%, to $19.7 million for the nine month period ended September 30, 1998 from $14.5 million for the same period in 1997. An increase of $4.4 million is related to the 46 shopping centers acquired and developed in 1997 and 1998 and $1.1 million in the Core Portfolio Properties. These increases were offset by a decrease of $0.1 million relating to the sale of one shopping center in December 1997 and the transfer of five business centers to AIP in July 1998 and $0.2 million relating to the transfer of 6 properties to a joint venture in September 1998.

         General and administrative expenses increased $0.6 million, or 23.9%, to $3.2 million for the three month period ended September 30, 1998 as compared to $2.6 million in 1997. General and administrative expenses increased $1.6 million, or 20.9%, to $9.2 million for the nine month period ended September 30, 1998 from $7.6 million for the same period in 1997. The increase is attributable to the growth of the Company primarily related to acquisitions, expansions and developments. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company has expensed all internal costs associated with acquisitions. Total general and administrative expenses were approximately 3.9% and 4.2% of total revenues, including total revenues of joint ventures, for the nine month periods ended September 30, 1998 and 1997, respectively.

         Depreciation and amortization expense increased $4.1 million, or 49.6%, to $12.4 million for the three month period ended September 30, 1998 as compared to $8.3 million for the same period in 1997. Depreciation and amortization increased $8.1 million, or 34.6%, to $31.6 million for the nine month period ended September 30, 1998 from $23.5 million for the same period in 1997. An increase of $7.5 million is related to the 46 shopping centers acquired and developed in 1998 and 1997 and $1.0 million relating to Core Portfolio Properties. These increases were offset by a decrease of $0.2 million relating to the sale of one shopping center in December 1997 and the transfer of five business centers to AIP in July 1998 and $0.2 million relating to the transfer of six properties to a joint venture in September 1998.

         Interest expense increased $8.1 million, or 90.9%, to $17.1 million for the three month period ended September 30, 1998, as compared to $9.0 million for the same period in 1997. Interest expense increased $16.4 million, or 64.6%, to $41.9 million for the nine month period ended September 30, 1998 from $25.5 million for the same period in 1997. The overall increase to interest expense for the three and nine month periods ended September 30, 1998 as compared to the same periods in 1997 is primarily related to the acquisition of shopping centers during 1998 and 1997. The weighted average debt outstanding during the nine month period ended September 30, 1998 and related weighted average interest rate was $872.3 million and 7.4%, respectively, compared to $475.8 million and 7.9%, respectively, for the same period in 1997. Interest costs capitalized, in conjunction with development and expansion projects, were $3.3 million and $6.6 million for the three and nine month periods ended September 30, 1998, as compared to $1.2 million and $3.0 million, for the same period in 1997.

         Equity in net income of joint ventures increased $1.4 million, or 44.1%, to $4.6 million for the three month period ended September 30, 1998 as compared to $3.2 million for the same period in 1997. Equity in net income of joint ventures increased $1.8 million, or 21.0%, to $10.3 million for the nine month period ended September 30, 1998 from $8.5 million for the same period in 1997. This increase is primarily attributable to approximately $2.5 million of income from the Company's 25% interest in the Prudential Retail Value Fund and the seven joint venture interests acquired/formed during 1998. This increase was offset by a decrease in net income from the Community Center Joint Ventures of approximately $0.7 million, primarily associated with an increase in interest costs relating to the refinancing of the variable rate bridge financings to long term fixed rate financing in May 1997.

         The minority equity interest expense increased $1.0 million, to $1.3 million for the three month period ended September 30, 1998, as compared to $0.3 million for the same period in 1997. The minority equity interest expense increased $0.8 million, to $1.6 million for the nine month period ended September 30, 1998, as compared to $0.8 million for the same period in 1997. The increase relates to the Company's purchase of 16 shopping centers in 1998 and as consideration, the related issuance of operating partnership units which are convertible into 3.9 million common shares of the Company. This increase is offset by the Company's purchase, in March 1998, of the minority interest in one shopping center located in Cleveland, Ohio, for approximately $16.3 million. The minority equity interest expense represents the allocation associated with the priority distribution associated with such interests.

         Loss on sales of real estate aggregated $0.04 million for the nine month period ended September 30, 1998 due to the sale of certain outlots. Gain on sales of real estate aggregated $3.5 million for the nine month period ended September 30, 1997. In March 1997, the Company sold two business centers in Highland Heights, Ohio aggregating approximately 113,000 square feet for approximately $5.7 million. The two business centers had been vacant for approximately 18 months.

         The extraordinary item, which aggregated $0.9 million for the nine month period ended September 30, 1998, relates to the write-off of unamortized deferred finance costs associated with the amended and restated $300 million revolving credit agreement. (See Financing Activities).

         Net Income

         Net income increased $4.0 million, or 23.7%, to $20.7 million for the three month period ended September 30, 1998, as compared to net income of $16.7 million for the same period in 1997. Net income increased $6.7 million, or 13.4%, to $57.0 million for the nine month period ended September 30, 1998, as compared to $50.3 million for the same period in 1997. The increase in net income of $6.7 million is primarily attributable to increases in net operating revenues (total revenues less operating and maintenance, real estate taxes and general and administrative expense) aggregating $34.8 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, and the 46 shopping centers acquired and developed in 1997 and 1998, an increase of $1.8 million relating to equity income from joint ventures. The increase in net operating revenues and equity income from joint ventures expense was offset by increases in depreciation, interest expense, minority interest expense, extraordinary item and a reduction of gain on sales of real estate of $8.1 million, $16.5 million, $0.8 million, $0.9 million and $3.6 million, respectively.

FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, nonrecurring and extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company's proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is substantially the same as the definition currently used by the National Association of Real Estate Investment Trusts ("NAREIT"). Certain other real estate companies may calculate funds from operations in a different manner. For the three month period ended September 30, 1998, FFO increased $7.8 million, or 35.0%, to $30.1 million as compared to $22.3 million for the same period in 1997. For the nine month period ended September 30, 1998, FFO increased $18.9 million, or 30.0%, to $81.9 million as compared to $63.0 million for the same period in 1997. The increase is attributable to increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company's calculation of FFO is as follows (in thousands):

                                         Three Month Period      Nine Month Period
                                         Ended September 30,     Ended September 30,
                                           1998        1997        1998        1997
                                         --------    --------    --------    --------
Net income applicable to
   common shareholders (1)               $ 14,702    $ 13,197    $ 43,872    $ 39,592
Depreciation of real property              12,274       8,217      31,243      23,249
Equity in net income of joint ventures
  and minority equity investment           (4,611)     (3,201)    (10,323)     (8,535)
Minority interest expense (OP Units)        1,300        --         1,411        --
Joint Ventures' FFO and minority
  equity investment (2)                     6,368       4,083      14,805      12,206
Loss (gain) on sales of real estate            36        --            36      (3,526)
Extraordinary item                           --          --           882        --
                                         --------    --------    --------    --------
                                         $ 30,069    $ 22,296    $ 81,926    $ 62,986
                                         ========    ========    ========    ========

(1) Includes straight line rental revenues of approximately $1.0 million and $0.5 million for the three month periods ended September 30, 1998 and 1997, respectively and approximately $2.5 million and $1.3 million for the nine month periods ended September 30, 1998 and 1997, respectively, primarily related to recent acquisitions and new developments.

(2) Joint Venture and minority equity investment Funds From Operations are summarized as follows:

Net income (a)                  $ 14,246    $  6,475    $ 27,296    $ 17,315
Gain on sales of real estate      (5,897)     (1,085)     (8,709)     (1,085)
Depreciation of real property      5,730       2,905      12,267       8,571
                                --------    --------    --------    --------
                                $ 14,079    $  8,295    $ 30,854    $ 24,801
                                ========    ========    ========    ========

DDRC Ownership interests (b)    $  6,368    $  4,083    $ 14,805    $ 12,206
                                ========    ========    ========    ========

         (a) Revenues for the three month periods ended September 30, 1998 and 1997 include approximately $0.8 million and $0.7 million, respectively, resulting from the recognition of straight line rents of which the Company's proportionate share is $0.4 million and $0.3 million, respectively. Revenue for the nine month period ended September 30, 1998 and 1997 include approximately $2.1 million, resulting from the recognition of straight line rents of which the Company's proportionate share is $1.0 million.

         (b) At September 30, 1998 the Company owned a 50% joint venture interest relating to 21 operating shopping center properties, an 80% joint venture interest in two operating shopping center properties, a 35% joint venture interest in one operating shopping center property, a 25% interest in the Prudential Retail Value Fund and a 50% joint venture interest in a real estate management company located in St. Louis, MO. At September 30, 1998 the Company also owned a 16.6% equity interest in AIP. At September 30, 1997 the Company owned a 50% joint venture interest in 13 operating shopping center properties and a 35% joint venture interest in one operating shopping center.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of operating partnership units and joint venture capital, will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the nine month period ended September 30, 1998 increased to $99.8 million as compared to $69.2 million for the same period in 1997. The increase is attributable to the 46 shopping center acquisitions and developments completed in 1998 and 1997, new leasing, expansion and re-tenanting of the core portfolio properties and the equity offerings completed in 1998 and 1997.

         An increase in the 1998 quarterly dividend per common share to $.3275 from $.315 was approved in December 1997 by the Company's Board of Directors. The Company's common share dividend payout ratio for the first three quarters of 1998 approximated 67.9% of the actual Funds From Operations as compared to 76.5% for the same period in 1997. It is anticipated that the current dividend level will result in a more conservative payout ratio as compared to prior years. A lower payout ratio will enable the Company to retain more capital which will be utilized for attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

         During the nine month period ended September 30, 1998, the Company and its joint ventures invested $741.4 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company's expansion acquisition and development activity is summarized below:

Expansions:

         During the first nine months of 1998, the Company completed six expansion projects at an aggregate cost of $9.1 million. The Company is currently expanding/redeveloping 15 of its shopping centers aggregating approximately 875,000 square feet of Company owned GLA and will continue to pursue additional expansion opportunities.

Acquisitions:

         During the first nine months of 1998, the Company completed the acquisition of, or investment in 39 shopping centers. The Company purchased Belair Centre, located in Detroit, Michigan, aggregating approximately 450,000 square feet for approximately $33.7 million. The Company also acquired Country Club Mall, located in Idaho Falls, Idaho, aggregating approximately 150,000 square feet for approximately $6.5 million.

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

         In April 1998, the Company acquired from Continental Real Estate, interests in three additional shopping centers located in the Columbus, Ohio area. Combined, these shopping centers will have approximately 1.0 million square feet of total gross leasable area. The Company's proportionate share of the investment cost will approximate $93.4 million upon completion of approximately 78,000 square feet which is currently under construction. As of September 30, 1998 the portion under construction has an estimated cost of approximately $11 million and the Company is scheduled to close on this investment periodically throughout 1998 and 1999.

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

         In July 1998, the Company acquired from Hermes Associates of Salt Lake City, Utah, nine shopping centers, one office building and eight additional expansion, development or redevelopment projects. The nine shopping centers total 2.4 million square feet of total gross leasable area. The total consideration for this portfolio was approximately $309 million comprised of $30.6 million of debt assumed, the issuance of operating partnership units, which are exchangeable, in certain circumstances at the option of the Company, into 3,630,668 shares of the Company's common shares or cash, initially valued at $73.0 million and $194.2 million of cash and $11.2 million other liabilities assumed. The Company also acquired 13 shopping centers aggregating approximately 1.5 million square feet of GLA in the St. Louis area from the Sansone Company. The Company also acquired a 50% ownership interest in the Sansone Group's management company and development company. As of September 30, 1998, the Company's net investment in this portfolio aggregated $163 million comprised of $28 million of debt assumed and $135 million of cash paid. In addition, the Company also acquired the 156,000 square foot Phase II of a shopping center in Tanasbourne, Oregon at an aggregate cost of approximately $22.1 million.

         On August 4, 1998 the Company, in a joint release with American Industrial Properties REIT [NYSE:IND] ("AIP"), announced the execution of a definitive agreement providing for the strategic investment in AIP by the Company. Under the terms of the Share Purchase Agreement dated to be effective as of July 30, 1998, the Company purchased 949,147 newly issued common shares of beneficial interest at $15.50 per share for approximately $14.7 million. Under the terms of a separate agreement, also dated to be effective as of July 30, 1998, the Company, in exchange for five industrial properties owned by the Company and valued at approximately $19.5 million, acquired approximately 1.3 million additional newly issued AIP shares of beneficial interest. Combined, the Company's acquired shares represented 19.9% of AIP's outstanding shares prior to the Company's purchases. Additional purchases by the Company of approximately
5.2 million newly issued shares of AIP for $81.0 million are subject to shareholder approval at a Special Meeting of AIP Shareholders to be held on November 20, 1998. The additional shares will be acquired in conjunction with acquisitions approved by AIP's Board of Trustees. Prior to AIP's November 20, 1998 shareholder meeting, the Company may provide for the financing of acquisitions approved by AIP's Board of Trustees in the form of demand promissory notes ("Notes"). These notes will bear interest at the rate of 10.25%. As of September 30, 1998, no notes were outstanding. Concurrent with entering into the Agreement, AIP increased its Board of Trust Managers by four positions and appointed the Company's designees Scott A. Wolstein, Albert T. Adams, Robert H. Gidel and James A. Schoff to the Board. Mr. Wolstein has been named AIP's Chairman of the Board. Pursuant to the Agreement, AIP may, under certain circumstances and subject to certain limitations, following the closing of the second purchase of AIP's common shares, put additional common or preferred shares of AIP to the Company, at a price not to exceed $15.50 and $14.00 per share, respectively, not to exceed $200 million. The put of these additional shares, would be for the sole purpose of financing property acquisitions approved by AIP's Board of Trust Managers.

Developments:

         The Company has commenced construction on five shopping centers. The first is a 445,000 gross square foot shopping center in Merriam, Kansas which is being developed through a joint venture formed in October 1996, 50% of which is owned by the Company. This center will be anchored by Home Depot (not owned by the Company), Cinemark Theaters, Hen House Supermarket, OfficeMax, Marshalls, Old Navy and PETsMART as anchor tenants. The Merriam, Kansas shopping center is scheduled to be substantially completed by year end 1998. The second is a 200,000 square foot second phase of the Company's Erie, Pennsylvania center to be completed in the Spring of 1999 and is to be anchored by Home Depot (not owned by the Company), PETsMART and Circuit City. Additionally, the Company has also commenced the construction of a 240,000 square foot shopping center in Toledo, Ohio, a 170,000 square foot shopping center in Solon, Ohio and a 230,000 square foot shopping center in Oviedo, Florida (a suburb of Orlando). All three centers are scheduled for completion during 1999 with several tenants opening as early as the fourth quarter of 1998.

         The Company has entered or intends to enter into joint venture development agreements for seven additional projects with various developers throughout the country at a projected cost aggregating approximately $283 million. Several of these projects have commenced development and are currently scheduled for completion in 1999 and 2000.

         In May 1998, the Company formed DDR OliverMcMillian ("DDROM"), with OliverMcMillian, LLC, based in San Diego, California to develop, acquire, operate and manage urban entertainment and retail projects throughout the United States. DDROM's initial investments are comprised of six OliverMcMillian initiated urban entertainment and retail projects located in Southern California and Reno, Nevada with a projected cost of approximately $221 million. Construction is scheduled to commence in 1999.

FINANCING ACTIVITIES

         The acquisitions, developments and expansions were financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, operating partnership units and debt and equity offerings. Total debt outstanding at September 30, 1998 was $975.2 million compared to $523.6 million at September 30, 1997.

         In January 1998, the Company issued $100 million of senior unsecured fixed rate notes through its Medium Term Note program with a maturity of ten years and an interest rate of 6.625%. The proceeds were used to repay variable rate borrowings on the Company's revolving credit facilities primarily associated with 1997 shopping center acquisitions.

         During 1998, the Company amended and restated its revolving credit facility and increased the available borrowings to $300 million from $150 million, reduced the pricing to .85% over LIBOR from 1.10% over LIBOR and extended the term for an additional year through April 2001. The amended and restated facility also continues to provide for a competitive bid option for up to 50% of the facility amount. The Company recognized a non cash extraordinary charge of approximately $0.9 million ($0.01 per share) in the first quarter of 1998 relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility. The Company also increased the amount of its other unsecured revolving credit facility to $20 million from $10 million.

         In April 1998, the Company completed a 669,639 common share offering (pre-split), through a registered unit investment trust, and received net proceeds of approximately $25.3 million which were primarily used to repay revolving credit facility borrowings.

         In July 1998, the Company completed the sale of 4,000,000 Class C Depositary Cumulative Redeemable Preferred Shares. In August and September 1998, the Company completed the sale of 2,160,000 Class D Depositary Cumulative Redeemable Preferred Shares. The net proceeds of approximately $148.3 million were used to repay variable rate borrowings on the Company's unsecured revolving credit facilities.

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

         In September 1998, the Company entered into a 50/50 joint venture with DRA Advisors. In conjunction with this joint venture, the Company contributed properties valued at approximately $238 million to the joint venture and DRA contributed cash of approximately $42 million. In addition, the joint venture entered into a $156 million, seven year mortgage with a coupon interest rate of 6.64%. Net proceeds aggregating approximately $192 million were distributed to the Company and used to repay borrowings on the Company's revolving credit facilities. The Company also agreed to master lease certain space occupied by tenants that have filed for bankruptcy under Chapter 11 with annual base rent of $2.3 million. In exchange for the agreement to master lease the space, the Company retained all rights associated with the bankruptcy claim and to the benefits associated with the releasing of the existing space. Moreover, the Company does not believe that its exposure to loss is material under the terms of the agreement. DDR will continue to manage the centers and receive management fees for these services at market rates.

         At September 30, 1998, the Company's capitalization consisted of $975.2 million of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $368.5 million), $303.8 million of preferred stock and $1,117.8 million of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at September 30, 1998 of $18.25) resulting in a debt total market capitalization ratio of 0.41 to 1. At September 30, 1998, the Company's total debt consisted of $838.3 million of fixed rate debt and $136.8 million of variable rate debt.

         It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. As of September 30, 1998, the Company had $55.4 million available under its shelf registration statement. In addition, as of September 30, 1998, the Company had cash of $1.7 million and $206.0 million available under its $320 million of unsecured revolving credit facilities. On September 30, 1998, the Company also had 105 operating properties with $107.6 million, or 70.6%, of the total revenue for the nine month period ended September 30, 1998 which were unencumbered thereby providing a potential collateral base for future borrowings.

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

         At September 30, 1998, approximately 86.0% of the Company's debt (not including joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 7.9 years and a weighted average interest rate of approximately 7.6%. The remainder of the Company's debt bears interest at variable rates, with a weighted average maturity of approximately 2.6 years and a weighted average interest rate of approximately 6.2%. As of September 30, 1998, the Company's joint ventures, not including the minority equity investment, indebtedness aggregated $602.0 million of fixed rate debt, of which the Company's proportionate share was $310.3 million, and $47.7 million of variable rate debt, of which the Company's proportionate share was $23.9 million. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities to initially fund future acquisitions and developments. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that increases in interest expense as a result of inflation would not significantly impact the Company's distributable cash flow.

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

         The year 2000 issue ("Year 2000") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive hardware and software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, collect rents, or engage in similar normal business activities.

         The Company believes that it has identified all of its information technology ("IT") and non-IT systems to assess their Year 2000 readiness. Critical IT systems include, but are not limited to: accounts receivable and rent collections, accounts payable and general ledger, human resources and payroll (both property and corporate levels), cash management, fixed assets, all IT hardware (such as desktop/laptop computers and data networking equipment). Critical non-IT systems include telephone systems, fax machines, copy machines as well as property environmental, health safety and security systems (such as elevators and alarm systems).

         The Company has conducted an assessment of its core internal and external IT systems. The majority of these systems are currently Year 2000 compliant or are in the process of being modified to be compliant. The Company is currently in the process of determining its exposure to any non-IT systems that are not Year 2000 compliant and believes that all such systems will have been identified and evaluated with respect to their Year 2000 compliance by the close of the first quarter of 1999. The Company has not yet estimated the total Year 2000 project cost pending completion of the evaluation of its non-IT systems but does not believe that such costs will be significant.

         In some cases, various third party vendors have been queried on their Year 2000 readiness. The Company continues to query its significant suppliers and vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Company is not aware of any significant suppliers or vendors with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, there can be no assurances that the systems of other companies, on which the Company's systems rely, will be timely converted and would not have an adverse effect on the Company's systems.

         The Company believes it has an effective program in place that will resolve the Year 2000 issue in a timely manner. Aside from catastrophic failure of banks or governmental agencies, the Company believes that it could continue its normal business operations if compliance by the Company is delayed. The Company does not believe that the Year 2000 issue will materially impact its results of operations, liquidity or capital resources.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         In July 1998, in conjunction with the acquisition of eight shopping centers and one office building in Utah, one shopping center and one parcel under development in Nevada, one shopping center in South Dakota and one parcel intended for development in Idaho the Company formed limited partnerships which issued limited partnership units (the "Units") which are redeemable for an amount equal to the value of approximately 3,630,668 of the Company's common shares. The Units are redeemable beginning July 1, 1998, subject to the Company's right to purchase such units for cash or for Company common shares on a one-for-one basis. This transaction was conducted as a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits -

         3   (a)   Amended and Restated Articles of Incorporation of the Company

         27  (a)   Financial Data Schedule

b)       Date of Report             Items Reported

         July 1, 1998               Item 2. Acquisition or Disposition of Assets

         July 16, 1998              Item 2. Acquisition or Disposition of Assets

         August 5, 1998             Item 5. Other Events

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DEVELOPERS DIVERSIFIED REALTY CORPORATION



November 16, 1998                   /s/ Scott A. Wolstein
-----------------------           ----------------------------------------------
       (Date)                     Scott A. Wolstein, President and
                                  Chief Executive Officer


November 16, 1998                   /s/ William H. Schafer
-----------------------           ----------------------------------------------
       (Date)                       William H. Schafer, Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)