Form 10-K
period 1998-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 1999-03-31
CIK 894315

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              -------------------
                                   FORM 10-K

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

              For the transition period from             to
                                             -----------    -----------

                         Commission file number 1-11690
                                                -------

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

                    Ohio                                34-1723097
                    ----                                ----------
        (State or other jurisdiction                (I.R.S. Employer
      of incorporation or organization)           Identification No.)

                 3300 Enterprise Parkway, Beachwood, Ohio 44122
                 ----------------------------------------------
              (Address of principal executive offices - zip code)

                                 (216) 755-5500
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

Common Shares, Without Par Value                         New York Stock Exchange
--------------------------------                         -----------------------
Depositary Shares Representing
Class A Cumulative Redeemable Preferred Shares           New York Stock Exchange
----------------------------------------------           -----------------------
Depositary Shares Representing
Class B Cumulative Redeemable Preferred Shares           New York Stock Exchange
----------------------------------------------           -----------------------
Depositary Shares Representing
Class C Cumulative Redeemable Preferred Shares           New York Stock Exchange
----------------------------------------------           -----------------------
Depositary Shares Representing
Class D Cumulative Redeemable Preferred Shares           New York Stock Exchange
----------------------------------------------           -----------------------

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X              No
    ---                ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 1999 was $901,088,538.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

            61,293,058 common shares outstanding as of March 15, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE.

         The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                TABLE OF CONTENTS


   Item No.                                                          Report Page
   --------                                                          -----------
                                     PART I

       1.     Business .................................................  4
       2.     Properties................................................ 12
       3.     Legal Proceedings......................................... 23
       4.     Submission of Matters to a Vote of Security Holders....... 23

                                     PART II

       5.     Market for the Registrant's Common Equity and
                 Related Shareholder Matters ........................... 26
       6.     Selected Financial Data................................... 27
       7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................... 29
       7a.    Quantitative and Qualitative Disclosures about Market
                 Risk .................................................. 40
       8.     Financial Statements and Supplementary Data............... 41
       9.     Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.................. 41

                                     PART III

      10.     Directors and Executive Officers of the Registrant........ 42
      11.     Executive Compensation.................................... 42
      12.     Security Ownership of Certain Beneficial Owners
                and Management ......................................... 42
      13.     Certain Relationships and Related Transactions............ 42

                                     PART IV

      14.     Exhibits, Financial Statements, Schedules and
                Reports on Form 8-K..................................... 43

                                     PART I

Item 1.           BUSINESS

         General Development of Business

         Developers Diversified Realty Corporation, an Ohio Corporation (the "Company" or "DDR"), a self-administered and self-managed real estate investment trust (a "REIT"), is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers and business centers. Unless otherwise provided, references herein to the Company or DDR include Developers Diversified Realty Corporation, its wholly owned and majority owned subsidiaries.

         From January 1, 1996 to March 15, 1999, the Company has acquired 54 shopping center properties, including those owned through joint ventures, 41 of which were acquired in 1998, eight of which were acquired in 1997 and five of which were acquired in 1996.

         The Company's executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500.

         Share Split

         Effective August 3, 1998, the Company effected a two for one share split to shareholders of record on July 27, 1998 in the form of a stock dividend. All per share amounts and the number of common shares outstanding reflect this split, unless indicated otherwise.

         Financial Information about Industry Segments

         The Company is in the business of managing, operating, leasing, acquiring, developing and investing in shopping centers and business centers. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1.

         Narrative Description of Business

         Since 1965, the Company and Developers Diversified Group ("DDG"), its predecessor, have owned and managed approximately 318 shopping centers. The Company's portfolio as of March 15, 1999 consisted of 161 shopping centers and one business center (including 26 properties which are owned through joint ventures), and 71 undeveloped parcels (10 of which are owned through joint ventures) aggregating approximately 144 acres (the "Portfolio Properties"). From January 1, 1996 to March 15, 1999, the Company has acquired 54 shopping centers containing an aggregate of 9.4 million square feet of gross leasable area ("GLA") owned by the Company for an aggregate purchase price of approximately $1.1 billion. During 1996, 1997 and 1998, the Company completed expansions at 27 of its shopping centers.

As of March 15, 1999, the Company was expanding nine shopping centers and expects to commence expansions at additional shopping centers in 1999. The Company has also substantially completed the development of nine additional shopping centers since December 31, 1995, at an aggregate cost of approximately $370 million aggregating approximately 3.1 million square feet of GLA. As of March 15, 1999, the Company had seven shopping centers under development.

         The Company's shopping centers were approximately 96.5% leased as of December 31, 1998. On December 31, 1998, the average annualized base rent per square foot of Company-owned GLA of the shopping centers was $8.99.

         The Company is self-administered and self-managed and, therefore, does not engage or pay for a REIT advisor. The Company manages all of the Portfolio Properties. At December 31, 1998, the Company owned and/or managed approximately
43.4 million total square feet of GLA, which included all of the Portfolio Properties and 22 properties owned by third parties.

         Strategy and Philosophy

         The Company's investment objective is to increase cash flow and the value of its portfolio of properties and to seek continued growth through the selective acquisition, development, redevelopment, renovation and expansion of income-producing real estate properties, primarily shopping centers. In addition, the Company may also pursue the disposition of certain real estate assets and utilize the proceeds to repay debt, repurchase the Company's common shares, reinvest in other real estate assets and developments and for other corporate purposes. In pursuing its investment objective, the Company will continue to seek to acquire and develop high quality, well-located shopping centers and business centers with attractive initial yields and strong prospects for future cash flow growth and capital appreciation where the Company's financial strength and management and leasing capabilities can enhance value.

         Management believes that opportunities to acquire existing shopping centers have been and will continue to be available to buyers with access to capital markets and institutional investors, such as the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

         - increase per share cash flows through the selective disposition of certain real estate assets and utilizing the proceeds to repay debt, repurchase of the Company's common shares and for other corporate purposes.

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

         As part of its ongoing business the Company engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

         In addition, the Company intends to maintain a conservative debt capitalization ratio. At December 31, 1998, the Company's debt to total market capitalization ratio, excluding the Company's proportionate share of non-recourse indebtedness of its unconsolidated joint ventures, was approximately 0.40 to 1.0; and at March 15, 1999 this ratio was approximately
0.46 to 1.0. At December 31, 1998, the Company's capitalization consisted of $1.0 billion of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $369.6 million), $338.8 million of preferred stock and preferred operating partnership units and $1.2 billion of market equity. (Market equity is defined as common shares outstanding and operating partnership units outstanding multiplied by the closing price per common share on the New York Stock Exchange at December 31, 1998 of $17.75.) At December 31, 1998, the Company's total debt consisted of $836.3 million of fixed-rate debt and $164.2 million of variable rate debt. Fluctuations in the market price of the Company's common shares may cause this ratio to vary from time to time.

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

         Recent Developments

         Financings

         During 1998, the Company amended and restated its primary revolving credit facility and increased the available borrowings to $375 million from $150 million, reduced the pricing to 0.85% over LIBOR from 1.10% over LIBOR and extended the term for an additional year through April 2001. The amended and restated facility continues to provide for a competitive bid option for up to 50% of the facility amount. The Company recognized a non-cash extraordinary charge of approximately $0.9 million ($0.01 per share) in the first quarter of 1998 relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility. The Company also increased the amount of its other unsecured revolving credit facility to $20 million from $10 million.

         In April 1998, the Company completed a 1,339,278 common share offering, to a unit investment trust, and received net proceeds of approximately $25.3 million which were primarily used to repay borrowings on the Company's revolving credit facilities.

         In July 1998, the Company completed the sale of 4,000,000 8.375% Class C Depositary Cumulative Redeemable Preferred Shares. In August and September 1998, the Company completed the sale of 2,160,000 8.68% Class D Depositary Cumulative Redeemable Preferred Shares. The aggregate net proceeds of approximately $148.3 million were used to repay variable rate borrowings on the Company's revolving credit facilities.

         In July 1998, the Company announced that the Board of Directors approved a two-for-one common share split to shareholders of record on July 27, 1998. On August 3, 1998 each shareholder received one common share for each common share held. The share split was effected in the form of a share dividend.

         In December 1998, the Company completed a private placement of $35 million with AEW Targeted Securities Fund, L.P., an investment partnership managed by AEW Capital Management, L.P. ("AEW"). This private placement was a combination of preferred equity securities and a warrant to purchase approximately 1.6 million common shares at a price of $21-5/8 per share or 1.4 million Class D Depositary Cumulative Redeemable Preferred Shares at a price of $25.00 per share. The proceeds from this private placement were used to repay borrowings on the Company's revolving credit facilities. These preferred equity securities are structured as 8.5% cumulative redeemable preferred units of DDRC Great Northern L.P., a wholly owned consolidated entity. The preferred units are redeemable by DDRC Great Northern L.P. after five years. In addition, if the warrant is exercised, the Company has the right to redeem the preferred units. Generally, the warrant has a perpetual term, but will expire upon redemption of the preferred units. The preferred equity securities and warrant were structured to effectively function as a convertible preferred security.

         In December 1998, the Company completed a 3,000,000 common share offering, and received net proceeds of approximately $52.5 million which were used to repay borrowings on the Company's revolving credit facilities.

         During 1998, the Company issued approximately 4.6 million operating partnership units, initially valued at approximately $91.4 million in conjunction with certain property acquisitions. Each operating partnership unit is exchangeable for one common share of the Company's stock or cash, at the Company's option, generally beginning one year after the units were issued. The operating partnership units were issued at prices ranging from $19.53 to $20.11 per unit.

         During 1998, convertible debentures in the aggregate amount of $6.8 million converted into 0.4 million common shares. At December 31, 1998, the Company had $40.1 million of its 7% convertible subordinated debentures outstanding with a maturity date of August 1999 and a conversion price of $16.6875 per common share. These debentures may be converted at any time prior to maturity.

         During 1998, the Company also assumed an aggregate of $133.9 million of mortgage debt in conjunction with certain property acquisitions.

         In September 1998, the Company received net proceeds of approximately $192 million in conjunction with the transfer of properties to a newly formed joint venture with DRA (See Acquisitions 1998). The proceeds were used to repay borrowings on the Company's revolving credit facilities.

         In November 1998, eleven members of the Company's executive committee acquired 974,633 common shares from the Company, primarily from the exercise of previously granted stock options. These purchases increased the ownership of common shares by senior management to 3.7%. The purchase raised approximately $15 million and was funded through a third-party financed personal loan program guaranteed by the Company.

         On February 19, 1999, DDR's Board of Directors granted the executive officers of the Company the right to implement a common share repurchase program. Under the terms authorized by the Board of Directors, the Company may, during the six month period beginning February 22, 1999, purchase common shares of the Company in the open market, at price levels not to exceed $15.50 (120% of the closing price of the securities on February 22, 1999), up to a maximum value of $50 million. It is not the Company's intention to increase the leverage on its balance sheet through this stock repurchase program. The Company may also repurchase shares from time to time to limit shareholder dilution arising from the issuance of operating partnership units in conjunction with property acquisitions. The Company may also invest portions of the proceeds from the sale of properties to purchase its own shares.

         In November 1995, the Company commenced a medium-term note program (the "Medium Term Note Program"). The Medium Term Note Program enables the Company
(i) to issue on an ongoing basis discrete amounts of unsecured debt that will closely match, both as to timing and amount, the Company's specific liquidity requirements, including property acquisition, development and redevelopment costs, and (ii) to better manage the Company's debt maturities, including its mortgage debt maturities. As of March 15, 1999, the Company had issued medium term notes in aggregate amount of $417.7 million ($200 million in 1998, $102 million in 1997, and $115.7 million in 1996). The net proceeds from each issuance were used to repay revolving credit facilities and mortgage debt. The Medium Term Note Program remains available for the Company to issue additional medium term notes when the Company considers market conditions advantageous.

         Property Acquisitions, Developments and Expansions

         During 1998, the Company and its joint ventures completed the acquisition of, or investment in 41 shopping centers aggregating 7.4 million square feet of Company owned GLA for an aggregate investment of approximately $854.6 million.

           In March 1998, in a single transaction with Continental Real Estate Companies ("Continental") of Columbus, Ohio, the Company completed the acquisition of 10 shopping centers, two of which were acquired through Continental. The 10 shopping centers total 1.2 million gross square feet of Company-owned GLA. The aggregate cost of these centers was $91.9 million. In April 1998, the Company acquired interests in three additional shopping centers located in the Columbus, Ohio area, two of which are owned through joint ventures from Continental. Combined, these three shopping centers have approximately 1.0 million square feet of total GLA. The Company's proportionate share of the investment cost will be approximately $93.4 million upon completion of approximately 18,000 square feet which is currently under construction.

            In April 1998, the Company acquired the remaining ownership interest in a 584,000 square foot shopping center in Princeton, New Jersey at a total cost of approximately $36.4 million. The Company had invested approximately $7.8 million in the shopping center at the end of December 1997.

            In July 1998, the Company acquired from Hermes Associates of Salt Lake City, Utah, nine shopping centers, one office building and eight additional expansion, development or redevelopment projects. The nine shopping centers total 2.4 million square feet of total GLA. The total consideration for this portfolio was approximately $309 million. In addition, the Company acquired 13 shopping centers aggregating approximately 1.5 million square feet of GLA in the St. Louis area from the Sansone Company. The Company also acquired a 50% ownership interest in The Sansone Group's management company and development company. The Company's net investment in this portfolio aggregated $163 million.

            On August 4, 1998, the Company, in a joint release with American Industrial Properties REIT [NYSE:IND] ("AIP"), announced the execution of a definitive agreement providing for the strategic investment in AIP by the Company. Under the terms of the Share Purchase Agreement ("Agreement") dated as of July 30, 1998, the Company purchased 949,147 newly issued common shares of beneficial interest at $15.50 per share for approximately $14.7 million. Under the terms of a separate agreement, also dated to be effective as of July 30, 1998, the Company, in exchange for five industrial properties owned by the Company with a net book value of $7.4 million and valued at approximately $19.5 million, acquired approximately 1.3 million additional newly issued AIP shares of beneficial interest. Concurrent with entering into the Agreement, AIP increased its Board of Trust Managers by four positions to eleven members and appointed the Company's designees Scott A. Wolstein, Albert T. Adams, Robert H. Gidel and James A. Schoff to the Board. Mr. Wolstein was named AIP's Chairman of the Board.

          On November 20, 1998, the shareholders of AIP approved additional purchases by the Company of approximately 5.2 million newly issued shares of AIP for $81.0 million through the release of notes receivable to the Company and cash. As of December 31, 1998 the Company had purchased 3.7 million of these additional shares for approximately $57.1 million. Combined, the Company's acquired shares represented 34.5% of AIP's total outstanding shares as of December 31, 1998. In addition, the Company advanced $14.1 million to AIP in the form of a note bearing interest at 10.25% annually. These advances were repaid in January 1999 through the release of indebtedness in exchange for shares of AIP. In January 1999, the Company acquired approximately 3.4 million shares of AIP at an aggregate cost of $51.8 million of which approximately 1.5 million shares were acquired at a price of $15.50 per share and 1.9 million shares were acquired at a price of $14.93 per share. These shares were purchased in conjunction with AIP's acquisition of a portfolio of properties for approximately $129.8 million. As of March 23, 1999, the Company owned approximately 44.7% of AIP's outstanding shares. Pursuant to the Agreement, AIP may, under certain circumstances and subject to certain limitations and price adjustments based on the market price of AIP's common shares, exercise a put right that would require the Company to purchase additional common or convertible preferred shares of AIP at a price not to exceed $15.50 and $14.00 per share, respectively, for a total amount not to exceed $172.1 million as of March 4, 1999. AIP can only exercise this put right for the sole purpose of financing property acquisitions approved by AIP's Board of Trust Managers.

         In September 1998, the Company entered into a 50/50 joint venture with DRA Advisors. In conjunction with this joint venture the Company contributed properties valued at approximately $238 million to the joint venture and DRA Advisors contributed cash of approximately $42 million. The joint venture entered into a $156 million, seven year mortgage with a coupon interest rate of 6.64%. Net proceeds from the mortgage and the capital contribution aggregating approximately $192 million were then distributed to the Company and used to repay borrowings on the Company's revolving credit facilities. The Company will continue to manage the centers and receive market fees for these services.

         On December 31, 1998 the Company acquired a 50% ownership interest in a 389,000 square foot shopping center in Leawood, Kansas. The Company's investment aggregated approximately $18 million and was comprised of an equity investment of approximately $12.3 million and a note receivable of $5.7 million.

          The Company is currently expanding nine shopping centers at an aggregate projected cost of $42.7 million. During 1998, the Company completed seven expansion projects at an aggregate cost of $11.2 million. The Company is currently expanding/redeveloping nine of its shopping centers aggregating approximately 660,000 square feet of Company owned GLA and will continue to pursue additional expansion opportunities. The Company and its joint ventures currently have approximately 144 acres of undeveloped land consisting of 71 parcels, primarily adjacent to its existing shopping centers, available for development, expansion or sale.

           The Company has five shopping centers under construction at December 31, 1998. The first is a 445,000 square foot shopping center in Merriam, Kansas which is being developed through a joint venture formed in October 1996, 50% of which is owned by the Company. This center is anchored by Home Depot (not owned by the Company), Cinemark Theaters, Hen House Supermarket, OfficeMax, Marshalls, Old Navy and PETsMART. Construction of this shopping center was substantially completed by December 31, 1998. The second is a 200,000 square foot second phase of the Company's Erie, Pennsylvania center scheduled to be completed in the Fall of 1999 and is to be anchored by Home Depot (not owned by the Company), PETsMart and Circuit City. Additionally, the Company has also commenced the construction of a 280,000 square foot shopping center in Toledo, Ohio, a 185,000 square foot shopping center in Solon, Ohio and a 220,000 square foot shopping center in Oviedo, Florida (a suburb of Orlando). All three centers are scheduled for completion during 1999 with several tenants opening in fourth quarter of 1998. The Company is also pursuing additional development projects in Meridian, Idaho, Riverdale, Utah and Coon Rapids, Minnesota.

            The Company has entered into joint venture development agreements for six additional projects with various developers throughout the country at a projected cost aggregating approximately $237 million. Several of these projects have commenced development and are currently scheduled for completion in 1999 or 2000. At December 31, 1998 the Company had invested approximately $30.7 million in these projects. It is anticipated that several of these joint venture projects will be developed through the Prudential Retail Value Fund. The majority of the project costs are expected to be provided through construction loans guaranteed by Prudential. Prudential will be responsible for 75% of any funding requirements and the Company will be responsible for the remaining 25%. The Company and Prudential will be entitled to receive a priority return on equity capital advances at annual rates not lower than 10.5%.

           In May 1998, the Company formed DDR OliverMcMillan ("DDROM"), with OliverMcMillan, LLC, based in San Diego, California to develop, acquire, operate and manage urban entertainment and retail projects throughout the United States. DDROM's initial investments are comprised of six OliverMcMillan urban entertainment and retail projects located in Southern California and Reno, Nevada with a projected cost of approximately $223 million. Construction is scheduled to commence at five of the six projects, generally during the second half of 1999. At December 31, 1998 the Company had advanced approximately $13 million relating to land acquisitions and pre-development activities. Nonrecourse construction financing will be obtained for each project, generally estimated to be in excess of 70% of the total cost of construction. The Company is entitled to receive a priority return on capital advances at a rate of 10.5%.

         Retail Environment

         During 1999, certain national and regional retailers experienced financial difficulties and several have filed for protection under bankruptcy laws. No significant bankruptcies have occurred during the period January 1 through March 15, 1999 with regard to the Company's portfolio of tenants. During 1998, Homeplace filed for protection under the bankruptcy laws. Homeplace currently occupies 634,000 square feet of GLA in shopping centers owned by the Company and its joint ventures, 2.7% of the Company's and its joint ventures combined annualized base rental revenues and has lease terms extending through 2018. As of March 15, 1999, all of the Company's Homeplace stores continued to operate.

         See Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for further information on certain of the recent developments described above.

         Competition

         As one of the nation's largest owners and developers of neighborhood and community shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Management is associated with and actively participates in many shopping center and REIT industry organizations.

         Notwithstanding these relationships, there are numerous developers and real estate companies that compete with the Company in seeking properties for acquisition and tenants who will lease space in these properties.

         Employees

         As of March 15, 1999, the Company employed 230 full-time individuals, including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

         Qualification as a Real Estate Investment Trust

         The Company presently meets the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Item 2.           PROPERTIES

         At December 31, 1998 the Portfolio Properties included 161 shopping centers (26 of which are owned through joint ventures). The shopping centers include, consisting of 130 community shopping centers and power centers, 12 enclosed mini-malls and 19 neighborhood shopping centers. The Portfolio Properties also include 71 undeveloped parcels (aggregating approximately 144 acres) primarily located adjacent to certain of the shopping centers. The shopping centers aggregate approximately 32.8 million square feet of Company-owned GLA (approximately 40.9 million square feet of total GLA) and are located in 35 states, principally in the East and Midwest, with significant concentrations in Ohio, Florida, Utah, Michigan and North Carolina.

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

         Neighborhood and community shopping centers and power centers make up the largest portion of the Company's portfolio, comprising 28.8 million (87.7%) square feet of Company-owned GLA. Enclosed mini-malls account for 2.9 million (8.9%) square feet of Company-owned GLA. On December 31, 1998, the average annualized base rent per square foot of Company-owned GLA of the shopping centers, including those owned through joint ventures, was $8.99.

         The following table sets forth, as of December 31, 1998, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the properties, including those owned though joint ventures:

                                % of Shopping Center       % of Company-owned
                                Base Rental Revenues       Shopping Center GLA
                                --------------------       -------------------
   Wal-Mart                              5.7%                    9.3%
   Kmart                                 3.9%                    7.5%
   Homeplace                             2.7%                    1.9%
   T. J. Maxx/Marshall's                 2.3%                    2.3%
   Kohl's Dept. Store                    2.1%                    2.5%
   Office Max                            2.1%                    1.8%
   Barnes & Noble/B. Dalton              2.0%                    1.1%
   AMC Theaters                          1.5%                    1.0%
   Lowes Home Centers                    1.5%                    2.1%
   Best Buy                              1.4%                    0.9%
   Toys R Us                             1.3%                    1.9%
   Gap/Old Navy                          1.0%                    0.6%

In addition, as of December 31, 1998 unless otherwise indicated, with respect to the 161 shopping centers:

         - 49 of these properties were developed by DDG, eight were developed by the Company and the balance were acquired by the Company;

         - 96 of these properties are anchored by Wal-Mart, Kmart or Target store;

         - these properties range in size from 15,000 square feet to approximately 900,000 square feet of GLA (with 29 properties exceeding 400,000 square feet of GLA);

         - approximately 60.2% of the Company-owned GLA of these properties is leased to national chains, including subsidiaries, with approximately 29.0% of the Company-owned GLA leased to regional chains and approximately 7.4% of the Company-owned GLA leased to local tenants;

         - approximately 96.5% of the aggregate Company-owned GLA of these properties was leased as of December 31, 1998 and, with respect to the properties owned by the Company at December 31, for each of the five years beginning with 1994, between 94.8% and 97.1% of aggregate Company-owned GLA of these properties was leased);

         - Nine of these properties are currently being expanded by the Company, and the Company is pursuing the expansion of additional properties.

TENANT LEASE EXPIRATIONS AND RENEWALS

         The following table shows tenant lease expirations for the next ten years at the Company's shopping centers, including joint ventures, assuming that none of the tenants exercise any of their renewal options:


                                                                                            Percentage of      Percentage of
                                                                                            Total Leased        Total Base
                                                      Annualized         Average Base        Sq. Footage      Rental Revenues
                         No. of     Approximate        Base Rent       Rent Per Sq. Foot     Represented        Represented
Expiration               Leases    Lease Area in     Under Expiring      Under Expiring      by Expiring        by Expiring
  Year                   Expiring   Square Feet         Leases             Leases              Leases             Leases
----------               --------   -----------         ------             ------              ------             ------
1999 ...........            470      1,625,766       $ 15,033,386          $ 9.25              5.1%               5.3%
2000 ...........            393      1,503,942         14,071,760            9.36              4.8%               4.9%
2001 ...........            456      1,641,654         16,781,386           10.22              5.2%               5.9%
2002 ...........            359      2,010,723         16,322,344            8.12              6.4%               5.7%
2003 ...........            309      1,808,629         15,390,081            8.51              5.7%               5.4%
2004 ...........            126      1,105,528          9,761,806            8.83              3.5%               3.4%
2005 ...........            108      1,321,372         10,055,589            7.61              4.2%               3.5%
2006 ...........             93        915,481         10,768,717           11.76              2.9%               3.8%
2007 ...........             93      1,104,971         12,517,180           11.33              3.5%               4.4%
2008  ..........             97      1,409,744         13,157,793            9.33              4.5%               4.6%
                          -----     ----------       ------------          -----              ----               ----
                          2,504     14,447,810       $133,860,042          $ 9.27             45.7%              47.0%

         The rental payments under several of these leases will remain constant until the expiration of their base terms, regardless of inflation. There can be no assurance that any of these leases will be renewed or that any new tenants will be obtained if not renewed.

         The Company's 71 undeveloped parcels primarily consist of outlots, retail pads and expansion pads which are primarily located adjacent to certain of the shopping centers. The Company is pursuing an active marketing program to lease or develop its undeveloped parcels.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
PROPERTY LIST DECEMBER 31, 1998
-------------------------------

                                                                                                     Ownership
                                                                                                     Interest
                                                                                                      (ground
                                                                                                        lease
                                                                                                     termination/
                                                                                    Type of             option
         Center / Property                        Location                       Property (1)        termination)   Year Developed
===================================================================================================================================
         Alabama
         -------

1        Birmingham (Brook Highland), AL          5291 Highway 280 South             PC                  Fee            1994




2        Birmingham (Eastwood Festival),  AL      7001 Crestwood Blvd.               PC                  Fee            1989



3        Huntsville, AL                           6140-A University Drive            PC                  Fee            1995

         Arizona
         -------

4        Phoenix (Ahwatukee), AZ                  4711 East Ray Road                 PC                  Fee (6)        1996




5        Phoenix (Peoria), AZ                     7553 West Bell Road                PC                  Fee (6)        1995




         Arkansas
         --------

6        Fayetteville, AR                         464 E. Joyce Boulevard             PC                  Fee            1997


7        North Little Rock, AR                    4124 East McCain Blvd              PC                  Fee            1991


8        Russellville, AR                         3093 East Main Street              PC                  Fee            1992


         California
         ----------

9        San Diego, CA                            11610 Carmel Mntn. Rd.             PC                  Fee (6)        1993





         Colorado
         --------

10       Alamosa, CO                              145 Craft Avenue                   PC                  Fee            1986

11       Denver (Broadway Marketplace), CO        505 South Broadway                 PC                  Fee (6)        1993


12       Denver (Centennial), CO                  9555 E. County Line Road           PC                  Fee            1997




13       Trinidad, CO                             Hwy 239 @ I25 Frontage             PC                  Fee            1986

         Connecticut
         -----------

14       Waterbury, CT                            899 Wolcott Street                 PC                  GL             1973

         Florida
         -------

15       Cape Coral, FL                           1420 Del Prado Blvd                NC                  Fee            1985

16       Crystal River, FL                        420 Sun Coast Hwy                  PC                  Fee            1986


17       Jacksonville, FL                         3000 Dunn Avenue                   PC                  Fee            1988





                                                                                   Company                            Average
                                                                        Land       Gross                 Total           Base
                                                     Date               Area       Leasable         Annualized       Rent per
         Center / Property                         Acquired          (Acres)       Area (sq.ft.) Base Rent (3)    sq. ft. (4)
==============================================================================================================================
         Alabama
         -------

1        Birmingham (Brook Highland), AL            12/29/1994           64.46       479,859      $3,860,872        $8.05




2        Birmingham (Eastwood Festival),  AL        11/15/1995           45.49       302,901       2,229,710         7.78



3        Huntsville, AL                             12/28/1995            5.29        41,000         460,750        11.24

         Arizona
         -------

4        Phoenix (Ahwatukee), AZ                    02/21/1997           59.28       523,269       6,807,759        13.01




5        Phoenix (Peoria), AZ                       07/02/1996           24.12       346,680       3,504,383        10.15




         Arkansas
         --------

6        Fayetteville, AR                           11/20/1997                       139,277       1,328,743         9.54


7        North Little Rock, AR                      03/21/1994           27.76       294,357       1,622,864         6.11


8        Russellville, AR                           04/18/1994           31.20       272,245       1,664,324         6.20


         California
         ----------

9        San Diego, CA                              11/17/1995           50.00       439,939       6,205,687        14.31





         Colorado
         --------

10       Alamosa, CO                                                     13.10        19,875         160,440         8.07

11       Denver (Broadway Marketplace), CO          11/17/1995           38.59       369,386       3,470,518         9.58


12       Denver (Centennial), CO                    10/01/1997           46.07       412,577       5,662,937        13.86




13       Trinidad, CO                                                    17.88        63,836         222,671         4.45

         Connecticut
         -----------

14       Waterbury, CT                                                   15.60       124,310         416,900        3.35

         Florida
         -------

15       Cape Coral, FL                                                   9.61        74,202         532,227        7.33

16       Crystal River, FL                                               21.18       147,005         441,359        3.31


17       Jacksonville, FL                           03/31/1995           30.82       219,073       1,364,900        6.45




                                               Annual
                                           Percentage      Percent
         Center / Property                       Rent      Leased (5)        Anchor Tenants (Lease Expiration / Option Expiration)
===================================================================================================================================
         Alabama
         -------

1        Birmingham (Brook Highland), AL                     100.0%    Wal-Mart (2004/2024), Winn-Dixie (2014/2044), Goody's
                                                                       (2004/2019), Stein Mart (2011/2021), OfficeMax (2011/2026),
                                                                       Rhodes Furniture (2004/2014), Regal Cinemas (2014
                                                                       /2029)

2        Birmingham (Eastwood Festival), AL      115,165      94.6%    Home Depot (not owned) Western Supermarkets (not
                                                                       owned), Office Depot (1999/2014), Goody's (2004/2019),
                                                                       Cobb Theaters (2006/2016)

3        Huntsville, AL                                      100.0%    Wal-Mart (not owned)

         Arizona
         -------

4        Phoenix (Ahwatukee), AZ                             100.0%    HomePlace (2012/2027), Smith's (2021/2046), Stein Mart
                                                                       (2011/2026), AMC Theatre (2021/2036), Barnes & Noble
                                                                       (2012/2027), Baby Superstore (2007/2022), Ross Dress For
                                                                       Less (2007/2022)

5        Phoenix (Peoria), AZ                                 99.6%    Lil' Things (2009/2024), Barnes & Noble(2011/2026),
                                                                       TJMaxx (2005/2020), Circuit City (2016/2036), Oshman's
                                                                       (2017/2037), Linens 'N Things (2011/2026), Staples (2009/
                                                                       2024), MacFrugal's (2010/2025), Fry's (not owned)

         Arkansas
         --------

6        Fayetteville, AR                                    100.0%    TJMaxx (2005/2020), Service Merchandise (2016/2031),
                                                                       Wal-Mart (not owned)

7        North Little Rock, AR                                90.3%    Kmart (2016/2066), Wards (2014/2034), TJMaxx (2001/
                                                                       2011), Cinemark (2011/2031)

8        Russellville, AR                         28,336      98.7%    Wal-Mart (2011/2041), JCPenney (2012/2032), Beall-
                                                                       Ladymon (2007/2022)

         California
         ----------

9        San Diego, CA                                        98.6%    Mervyn's (not owned), Kmart (2018/2048), Pacific Theaters
                                                                       (2013/2023), Sportmart (2008/2023), Circuit City (2009/
                                                                       2024), Marshall's (2009/2029), Ross Dress For Less (2004/
                                                                       2019), Michael's (2004/2014), Barnes & Noble (2003/2013),
                                                                       Blockbuster Music (1999/2014)

         Colorado
         --------

10       Alamosa, CO                              13,587     100.0%    Wal-Mart (not owned)

11       Denver (Broadway Marketplace), CO                    98.0%    Kmart (2019/2069), Albertson's (2019/2049), Sam's (2018/
                                                                       2058), Office Max (2010/2035), Pep Boys (2014/2035)

12       Denver (Centennial), CO                              99.0%    Border's (2017/2027), Golfsmith (2007/2022), HomePlace
                                                                       (2017/2037), Ross Dress For Less (2008/2028), Toys R Us
                                                                       (2011/2046), Soundtrack (2017/2028), Office Max (2013/
                                                                       2033), Michael's (2007/2027)

13       Trinidad, CO                                343      78.3%    Wal-Mart (not owned), Super Save (1998)

         Connecticut
         -----------

14       Waterbury, CT                                       100.0%    Kmart (1998/2048), Grand Union (1999/2024)

         Florida
         -------

15       Cape Coral, FL                           39,922      97.9%    TJMaxx (2007/2017), Office Max (2012/2027)

16       Crystal River, FL                        89,547      90.8%    Beall's (2001/2016), Beall's Outlet (2001/2016), Scotty's
                                                                       (2008/2038)

17       Jacksonville, FL                         45,115      96.5%    Wal-Mart (not owned), J.C.Penney (2002/2022), Winn Dixie
                                                                       (2009/2034), Walgreen's (2029/2029)


                                                                              Ownership
                                                                               Interest
                                                                               (ground
                                                                                lease
                                                                     Type of termination/
                                                                    Property    option            Year             Date
      Center / Property                  Location                      (1)   termination)       Developed         Acquired
===========================================================================================================================
18    Marianna, FL                       2820 Highway 71               PC        Fee             1990


19    Melbourne, FL                      750-850 Apollo Blvd           PC         GL             1978

20    Naples, FL                         5010 Airport Road North       PC        Fee (6)         1994           11/17/1995



21    Ocala, FL                          3711 Silver Sprgs, NE         PC        Fee             1974

22    Orlando (Fern Park), FL            6735 U.S. #17-92              PC        Fee             1970

23    Orlando (Pine Hills), FL           5250 W.Colonial Dr            PC        Fee             1989

24    Ormond Beach, FL                   1458 West Granada Blvd        PC        Fee             1993           05/02/1994

25    Pensacola, FL                      8934 Pensacola Blvd           PC        Fee             1988

26    Tampa (North Pointe), FL           15233 No.Dale Mabry           PC        Fee             1990

27    Tampa (Town N' Country), FL        7039 West Waters Ave          PC        Fee             1990


28    Tampa (Bayonet Point), FL          U.S. 19 & S.R. 52             PC        Fee             1985


29    Tampa (Brandon), FL                1602 Brandon Blvd             PC         GL             1972

30    Tampa (Palm Harbor), FL            300 East Lake Road            PC        Fee             1990           05/12/1995


31    Tampa (Spring Hill), FL            13050 Cortez Blvd             PC        Fee             1988


32    Tampa (Tarpon Springs), FL         41232 U.S. 19, North          PC        Fee             1974


33    Tampa (West Pasco), FL             7201 County Rd 54             PC        Fee             1986


       Georgia
       -------

34    Atlanta (Duluth), GA               1630 Pleasant Hill Road       PC        Fee             1990           02/24/1994


35    Atlanta (Dunwoody), GA             1155 Mt. Vernon Highway       PC        Fee (6)         1995           11/17/1995



36    Atlanta (Marietta), GA             2609 Bells Ferry Road         PC        Fee (6)         1995           11/17/1995



37    Atlanta (Stone Mountain), GA       5615 Memorial Drive           PC        Fee             1973

      Idaho
      -----

38    Idaho Falls, ID                    1515 Northgate Mile           PC        Fee             1976           02/26/1998


      Illinois
      --------

39    Chicago (Schaumburg), IL           1430 East Golf Road           PC        Fee (6)         1993           11/17/1995






40    Harrisburg, IL                     701 North Commercial          PC        Fee             1991           02/17/1994

41    Mount Vernon, IL                   42nd and Broadway             MM        Fee             1974           08/13/1993


      Indiana
      -------

42    Bedford, IN                        1320 James Avenue             PC        Fee             1993           10/21/1993


43    Connersville, IN                   2100 Park Road                PC        Fee             1991           12/10/1993

                                                         Company                             Average
                                            Land             Gross           Total               Base      Annual
                                            Area         Leasable       Annualized          Rent per    Percentage
      Center / Property                    (Acres)       Area (sq.ft.)  Base Rent (3)       sq. ft. (4)   Rent
===========================================================================================================================
18    Marianna, FL                         17.34           63,894         451,444             7.28         5,422


19    Melbourne, FL                        15.52          121,913         457,065             3.92        31,376

20    Naples, FL                           30.60          267,777       2,774,045            10.53



21    Ocala, FL                             2.23           19,280          61,341             3.91        10,811

22    Orlando (Fern Park), FL               3.04           16,000         123,416             7.71

23    Orlando (Pine Hills), FL             30.57          177,115       1,191,684             7.32        25,349

24    Ormond Beach, FL                     32.09          234,045       1,696,892             7.69

25    Pensacola, FL                        21.00           75,736         324,071             7.99        26,891

26    Tampa (North Pointe), FL             23.70          104,473       1,163,413            11.14         5,825

27    Tampa (Town N' Country), FL          30.61          134,166       1,036,410             8.18


28    Tampa (Bayonet Point), FL            58.67          203,760       1,127,370             5.78


29    Tampa (Brandon), FL                  17.33          139,522         251,205             2.30

30    Tampa (Palm Harbor), FL               5.80           52,395         788,479            15.05         1,746


31    Tampa (Spring Hill), FL              21.60          196,073       1,313,120             6.96


32    Tampa (Tarpon Springs), FL           23.30          198,797       1,066,230             5.67


33    Tampa (West Pasco), FL               24.40          135,421         997,103             7.78         4,077


       Georgia
       -------

34    Atlanta (Duluth), GA                 30.67           99,025       1,234,837            12.96


35    Atlanta (Dunwoody), GA                8.70          343,115       4,276,142            12.53



36    Atlanta (Marietta), GA               48.28          319,908       3,640,944            11.45



37    Atlanta (Stone Mountain), GA         16.60          143,860         296,735             2.08

      Idaho
      -----

38    Idaho Falls, ID                      24.46          148,593         744,393             5.47


      Illinois
      --------

39    Chicago (Schaumburg), IL             62.80          501,092       7,224,096            14.60






40    Harrisburg, IL                       24.46          168,424         893,313             5.53

41    Mount Vernon, IL                     39.25          262,979         837,198             3.43       198,177


      Indiana
      -------

42    Bedford, IN                          20.56          223,135       1,292,335             5.87         6,761


43    Connersville, IN                     21.99          141,791         816,965             5.76         1,992





                                               Percent
                                              Leased
      Center / Property                        (5)         Anchor Tenants (Lease Expiration / Option Expiration)
===================================================================================================================
18    Marianna, FL                              97.0%      Wal-Mart (not owned), Beall's (2005/2020) , Eckerd (2010/
                                                           2030)

19    Melbourne, FL                             95.7%      Kmart (2003/2048), Beall's (1997/2007)

20    Naples, FL                                98.4%      Winn Dixie (2014/2038), TJMaxx (2009/2024), Service
                                                           Merchandise (2015/2035), Ross Dress For Less (2005/2025),
                                                           Circuit City (2015/2035), OfficeMax

21    Ocala, FL                                 81.3%      Kmart (not owned), Eckerd (1998/2018)

22    Orlando (Fern Park), FL                  100.0%      Kmart (not owned)

23    Orlando (Pine Hills), FL                  91.9%      Wal-Mart (not owned), Publix (2009/2019), Walgreens
                                                           (2029/2029)
24    Ormond Beach, FL                          94.3%      Kmart (2018/2064), Publix (2013/2033), Bealls (2004/2024)

25    Pensacola, FL                             53.6%      Wal-Mart (not owned), City Drug (1998/2003)

26    Tampa (North Pointe), FL                 100.0%      Wal-Mart (not owned), Publix (2010/2030)

27    Tampa (Town N' Country), FL               94.4%      Wal-Mart (not owned), Beall's (2005/2029), Kash N Karry
                                                           (2010/2040)

28    Tampa (Bayonet Point), FL                 95.7%      Publix (2005/2025), Beall's (2002/2017), TJMaxx (2010/
                                                           2030)(*), Eckerd (2005/2025)

29    Tampa (Brandon), FL                       78.1%      Kmart (1997/2047)

30    Tampa (Palm Harbor), FL                  100.0%      Target (not owned), Albertson's (not owned), Eckerd (2010/
                                                           2025)

31    Tampa (Spring Hill), FL                   96.2%      Wal-Mart (not owned), Publix (2008/2028), Walgreens
                                                           (2028/2028), Beall's (2006/2046)

32    Tampa (Tarpon Springs), FL                94.6%      Kmart (1999/2049), Big Lots (2002/2012), Beall's Outlet
                                                           (2003/2018)

33    Tampa (West Pasco), FL                    94.6%      Wal-Mart (not owned), Publix (2006/2026), Bealls (2001/
                                                           2016),  Walgreens (2026/2026)

       Georgia
       -------

34    Atlanta (Duluth), GA                      96.2%      Wal-Mart (not owned), Office Depot (2000/2020), Ethan
                                                           Allen (2000/2010)

35    Atlanta (Dunwoody), GA                    99.5%      SteinMart (2010/2025), HomePlace (2011/2026), United
                                                           Artists (2015/2035), Babies R Us (2007/2027), Office Depot
                                                           (2012/2027), St. Joseph's Hospital (2006/2016)

36    Atlanta (Marietta), GA                    99.4%      Publix (2015/2035), HomePlace (2011/2026), PetsMart
                                                           (2011/2021), Barnes & Noble (2011/2026), Sportslife (2011/
                                                           2021), Stein Mart (2007/2027)

37    Atlanta (Stone Mountain), GA              99.2%      Kmart (1998/2048)

      Idaho
      -----

38    Idaho Falls, ID                           91.6%      Fred Meyer (not owned), Lamonts (2001/2016), OfficeMax,
                                                           (2011/2026), Payless Drug (2006/2026),JoAnn Fabrics
                                                           (2002/2022), Hollywood Theaters  (2001/2001)
      Illinois
      --------

39    Chicago (Schaumburg), IL                  98.8%      Builder's Square (2019/2049), Service Merchandise (2014/2049),
                                                           OfficeMax (2010/2020), Sports Authority (2013/2033),
                                                           Marshall's (2009/2024), 'Nordstrom Rack (2009/2024),
                                                           Border's Books (2009/2029), Circuit City (2010/2025),Off
                                                           5thSaksFifthAvenue(2011/2026), Container Store (2011/
                                                           2026)

40    Harrisburg, IL                            95.9%      Wal-Mart (2011/2041), Roundy's Grocery (2011/2031)

41    Mount Vernon, IL                          92.9%      Wal-Mart (2008/2028),J.C.Penney (1997/2022),
                                                           Martin's(1999/2014), Stage (1999/2014)

      Indiana
      -------

42    Bedford, IN                               98.7%      Kmart (2018/2068), J.C.Penney (2008/2028), Goody's
                                                           (2003/2018), Buehler's (2010/2025)

43    Connersville, IN                         100.0%      Wal-Mart (2011/2041), Cox Supermarket (2011/2026)


                                                                             Ownership
                                                                             Interest
                                                                              (ground
                                                                               lease
                                                                            termination/                                  Land
                                                                 Type of       option      Year         Date              Area
     Center / Property               Location                  Property (1) termination) Developed    Acquired         (Acres)
=================================================================================================================================
44   Highland (Chicago), IN          Highway 41 & Main Street       PC         Fee         1995       07/02/1996        16.08


     Iowa
     ----

45   Cedar Rapids, IA                303-367 Collins Road, N.E.     PC                     1984       07/16/1998


46   Ottumwa, IA                     1110 Quincy Avenue             MM         Fee         1990                         34.00

     Kansas
     ------

47   Leawood (Kansas City), KS       1110 Quincy Avenue             PC         Fee (6)     1990                         34.00

48   Merriam, KS                     5700 Antioch Road              PC         Fee (6)     1998


     Kentucky
     --------

49   Florence, KY                    Kentucky Highway 80            PC         Fee         1998       11/23/1998        11.74

50   Hazard, KY                      Kentucky Highway 80            PC         Fee         1978                         11.74

     Maine
     -----

51   Brunswick, ME                   172 Bath Road                  PC         Fee         1965       07/15/1997        28.46


     Massachusetts
     -------------

52   Boston (Framingham), MA         1 Worcester Road               PC         Fee (6)     1994       11/17/1995       177.00





     Michigan
     --------

53   Bad Axe, MI                     850 No.Van Dyke Rd             PC         Fee         1991       08/12/1993        18.58

54   Cheboygan, MI                   1109 East State                PC         Fee         1988       12/14/1993        16.75

55   Detroit, MI                     8400 E.Eight Mile Road         PC         Fee         1989       03/10/1998        24.46



56   Gaylord, MI                     1401 West Main Street          PC         Fee         1991       08/12/1993        19.49

57   Grand Rapids (Walker), MI       3390-B Alpine Ave., N.W.       PC         Fee         1989       12/29/1995        16.40


58   Houghton, MI                    Highway M26                    MM         Fee         1981                         21.48

59   Howell, MI                      3599 East Grand River          PC         Fee         1991       09/23/1993        26.52

60   Mt Pleasant, MI                 4208 E.Blue Grass Rd           PC         Fee         1990       09/24/1993        51.13

61   Sault Ste Marie, MI             4516 I-75 Business Spur        PC         Fee         1993       09/02/1994        40.08


     Minnesota
     ---------

62   Bemidji, MN                     1201 Paul Bunyan Dr            MM         Fee         1977                         31.55

63   Brainerd, MN                    1200 Hwy 210 West              MM         Fee         1985                         17.19

64   Hutchinson, MN                  1060 S.R. 15                   MM         Fee         1981                         36.88

65   Minneapolis (Eagan), MN         1299 Promenade Place           PC         Fee (6)     1997       07/01/1997        45.70


                                                         Company                      Average
                                           Gross           Total           Base       Annual
                                        Leasable      Annualized       Rent per   Percentage
     Center / Property             Area (sq.ft.)   Base Rent (3)    sq. ft. (4)         Rent
===============================================================================================
44   Highland (Chicago), IN             293,867        2,740,661        9.83


     Iowa
     ----

45   Cedar Rapids, IA                   187,068        1,592,913        8.52


46   Ottumwa, IA                        161,060        1,139,368        7.23        32,297

     Kansas
     ------

47   Leawood (Kansas City), KS          388,962        6,975,705       18.85

48   Merriam, KS                        300,795        3,081,689       10.41


     Kentucky
     --------

49   Florence, KY                        15,000          273,000       18.20

50   Hazard, KY                         111,492          408,827        3.77        12,647

     Maine
     -----

51   Brunswick, ME                      307,620        2,116,468        6.99


     Massachusetts
     -------------

52   Boston (Framingham), MA            768,136       12,020,363       15.65





     Michigan
     --------

53   Bad Axe, MI                         63,415          534,210        8.42

54   Cheboygan, MI                       95,094          400,713        4.63           365

55   Detroit, MI                        343,502        3,309,609        9.63



56   Gaylord, MI                        190,482        1,105,256        5.88         2,340

57   Grand Rapids (Walker), MI          133,981        1,244,916        9.93


58   Houghton, MI                       234,366        1,010,788        4.54        67,537

59   Howell, MI                         215,137        1,198,446        5.94         9,851

60   Mt Pleasant, MI                    248,963        1,528,696        6.14         7,865

61   Sault Ste Marie, MI                270,761        1,710,804        6.46


     Minnesota
     ---------

62   Bemidji, MN                        297,416        1,353,884        4.95        63,116

63   Brainerd, MN                       257,489        1,711,809        6.74        57,666

64   Hutchinson, MN                     121,001          800,323        7.20        26,964

65   Minneapolis (Eagan), MN            278,510        3,226,531       11.70

                                       Percent
     Center / Property              Leased (5)       Anchor Tenants (Lease Expiration / Option Expiration)
====================================================================================================================================
44   Highland (Chicago), IN              94.8%     Marshall's (2011/2021), Circuit City (2016/2036), Kohl's (2016/2036),
                                                   OfficeMax (2012/2032), Jewel (not owned), Target (not owned)

     Iowa
     ----

45   Cedar Rapids, IA                   100.0%     Kohl's (2021/2046), TJMaxx (2004/2014), Barnes & Noble (2010/2025),
                                                   Office Max (2010/2025)

46   Ottumwa, IA                         97.8%     Wal-Mart (not owned), J.C. Penney (2005/2035), Herberger (2004/2019)

     Kansas
     ------

47   Leawood (Kansas City), KS           95.1%     Wal-Mart (not owned), J.C. Penney (2005/2035), Herberger (2004/2019)

48   Merriam, KS                         98.4%     Home Depot (not owned), Cinemark, Hen House (2018/2038), Marshall's
                                                   (2008/2023), PetsMart (2016/2041), Office Max (2013/2033)

     Kentucky
     --------

49   Florence, KY                       100.0%     Kmart (2003/2053)(*), A&P (1998/2038)

50   Hazard, KY                          97.3%     Kmart (2003/2053)(*), A&P (1998/2038)

     Maine
     -----

51   Brunswick, ME                       98.4%     Hoyt's Cinemas (2010/2025), TJMaxx (2004/2019), Sears (2002/2027),
                                                   Bookland (2004/2004), Porteous (2001/2006)

     Massachusetts
     -------------

52   Boston (Framingham), MA            100.0%     General Cinema (2014/2034), TJMaxx (2010/2020), Sears Homelife
                                                   (2004/2024), Marshall's (2011/2026), Bob's (2011/2026), Linens 'N Things
                                                   (2011/2026), Sports Authority (2015/2035), Barnes & Noble (2011/2026),
                                                   OfficeMax (2011/2026), Toys R Us (2020/2070), Kids R Us (2020/2070),
                                                   Bradlee's (2005/2020), Jordan Marsh (2020/2070), DSW (2007/2022)

     Michigan
     --------

53   Bad Axe, MI                        100.0%     Wal-Mart (not owned), Farmer Jack's (2012/2037)

54   Cheboygan, MI                       91.1%     Kmart (2005/2055), Carters Food Center (1999/2024)

55   Detroit, MI                        100.0%     Target Stores (2017/2032), Builders Square (2014/2029), Farmer Jack
                                                   (2008/2023), Toys "R" Us (2021/2036), American Multi-Cinema (2008/2018),
                                                   Kids "R" Us (2002/2013), Arbor Drugs (2000/2008)

56   Gaylord, MI                         98.7%     Wal-Mart (2010/2040), Buy-Low (2011/2031)

57   Grand Rapids (Walker), MI           93.5%     Circuit City (not owned), Target (not owned), Toys   R Us (not owned),
                                                   TJMaxx (2005/2020), Office Depot (2005/2019)

58   Houghton, MI                        95.0%     Kmart (2005/2055), J.C. Penney (2000/2020)

59   Howell, MI                          93.8%     Wal-Mart (2011/2041), Kroger (2012/2042)

60   Mt Pleasant, MI                    100.0%     Wal-Mart (2009/2039), Kroger (2011/2041), Odd Lots (1998/2008)

61   Sault Ste Marie, MI                 97.8%     Wal-Mart (2012/2042), J.C. Penney (2008/2033), Glen's Supermarket
                                                    (2013/2033), Office Max (2013/2028)

     Minnesota
     ---------

62   Bemidji, MN                         92.1%     Kmart (2002/2052), J.C. Penney (1998/2018), Herberger's (2005/2030)

63   Brainerd, MN                        98.7%     Kmart (2004/2054), Herberger's (2008/2023), Movies 10 Theatre (2011/2026),

64   Hutchinson, MN                      91.9%     Kmart (not owned), J.C. Penney (2001/2021)

65   Minneapolis (Eagan), MN             99.0%     HomePlace (2017/2037), Office Max (2013/2033), TJMaxx (2007/2022),
                                                   Byerly's (2016/2046), Barnes & Noble (2012/2027)

                                                                                  Ownership
                                                                                  Interest
                                                                                  (ground
                                                                                   lease
                                                                                termination/                                 Land
                                                                      Type of     option       Year           Date           Area
     Center / Property                   Location                  Property (1) termination) Developed      Acquired      (Acres)
====================================================================================================================================
66   Minneapolis (Maple Grove), MN       Weaver Lake Road & I-94        PC         Fee (6)     1995       07/02/1996       25.61


67   St. Paul, MN                        1450 University Avenue         PC         Fee         1995       07/11/1997       20.27


68   Worthington, MN                     1635 Oxford Street             MM         Fee         1977                        38.02


     Mississippi
     -----------

69   Starkville, MS                      882 Highway 12 West            PC         Fee         1990       11/16/1994       28.81

70   Tupelo, MS                          3850 North Gloster             PC         Fee         1992       12/15/1994       41.91

     Missouri
     --------

71   Fenton, MO                          Gravois Rd-Hwy 141             NC         Fee         1970                        11.07

72   Independence, MO                    900 East 39th Street           PC         Fee (6)     1995       11/17/1995       46.95



73   St. Louis (Sunset Hill), MO         10980 Sunset Plaza             PC                     1997       07/16/1998



74   St. Louis (Brentwood), MO           1 Brentwood Promenade          PC                     1998       07/16/1998
                                         Court

75   St. Louis (Olympic Oaks), MO        12109 Manchester Road          NC                     1985       07/16/1998

76   St. Louis (Gravois), MO             4523 Gravois Village           PC                     1983       07/16/1998
                                         Plaza

77   St. Louis (Keller), MO              4500 LeMay Ferry Road          NC                     1987       07/16/1998

78   St. Louis (Southtowne), MO          Kings Highway & Chippewa       PC                     1992       07/16/1998

79   St. Louis (HQ), MO                  6303 S. Lindbergh Blvd.        PC                     1992       07/16/1998

80   St. Louis (American), MO            3144 South Kingshighway        NC                     1998       07/16/1998

81   Springfield, MO                     1425 East Battlefield          NC                     1989       07/16/1998

     New Jersey
     ----------

82   Princeton, NJ                       Route 1 and Quaker Bridge      PC         Fee         1995       12/30/1997
                                         Road


     New Mexico
     ----------

83   Los Alamos, NM                      800 Trinity Drive              NC         Fee         1978                         8.72

     Nevada
     ------

84   Las Vegas, NV                       14833 West Charleston          NC                     1973       07/02/1998
                                         Blvd.

     North Carolina
     --------------

85   Ahoskie, NC                         1400 East Memorial Drive       PC         Fee         1992       02/25/1994       26.95

86   Durham (New Hope Commons), NC       5428-B New Hope Commons        PC         Fee (6)     1995       11/17/1995       39.53



87   Durham (Oxford Commons), NC         3500 Oxford Road               PC         Fee         1990                        41.70

88   Jacksonville, NC                    US Hwy 17-Western Ave          PC         Fee         1989                        27.51

89   New Bern, NC                        3003 Claredon Blvd             PC         Fee         1989                        28.18

90   Washington, NC                      536 Pamlico Plaza              NC         Fee         1990                        22.17

                                               Company                     Average
                                                 Gross          Total         Base     Annual
                                              Leasable     Annualized     Rent per Percentage
     Center / Property                   Area (sq.ft.)  Base Rent (3)  sq. ft. (4)       Rent
==============================================================================================
66   Minneapolis (Maple Grove), MN          250,436       2,438,852        9.74


67   St. Paul, MN                           324,354       2,569,255        8.02


68   Worthington, MN                        185,658         971,165        5.75       15,708


     Mississippi
     -----------

69   Starkville, MS                         234,652       1,251,555        5.45       14,283

70   Tupelo, MS                             348,236       1,920,679        5.52

     Missouri
     --------

71   Fenton, MO                              93,068         765,712        9.07          694

72   Independence, MO                       365,062       3,922,523       10.79



73   St. Louis (Sunset Hill), MO            421,028       4,459,156       10.72



74   St. Louis (Brentwood), MO              299,770       3,654,297       12.62


75   St. Louis (Olympic Oaks), MO            92,372       1,190,445       13.34

76   St. Louis (Gravois), MO                110,992         603,155        5.43


77   St. Louis (Keller), MO                  52,842         570,307       10.79

78   St. Louis (Southtowne), MO                   0               0

79   St. Louis (HQ), MO                           0               0

80   St. Louis (American), MO                29,500          81,000        3.90

81   Springfield, MO                         56,033         454,293        8.11

     New Jersey
     ----------

82   Princeton, NJ                          202,121       3,644,696       18.03



     New Mexico
     ----------

83   Los Alamos, NM                          98,050         417,584        5.54        54,461

     Nevada
     ------

84   Las Vegas, NV                           62,005         664,672       10.72


     North Carolina
     --------------

85   Ahoskie, NC                            188,428         949,789        5.08        15,903

86   Durham (New Hope Commons), NC          408,292       4,549,762       11.14



87   Durham (Oxford Commons), NC            206,827       1,205,226        6.26       109,873

88   Jacksonville, NC                        79,200         338,377        7.66         6,384

89   New Bern, NC                           238,388       1,561,291        6.83         7,538

90   Washington, NC                          85,235         394,041        4.68         2,962

                                            Percent
     Center / Property                   Leased (5)          Anchor Tenants (Lease Expiration / Option Expiration)
===============================================================================================================================
66   Minneapolis (Maple Grove), MN          100.0%    Kohl's (2016/2036), Barnes & Noble (2011/2026), Holiday Sports
                                                      (2011/2027), HomePlace (2016/2036), Cub Foods (not owned)

67   St. Paul, MN                            98.7%    Kmart (2022/2057), Cub Foods (2015/2045), PetsMart (2011/2036),Mervyn's
                                                      (2016/2046)

68   Worthington, MN                         90.9%    Kmart (2001/2051), J.C. Penney (2007/2032), Sterling (2001/2021), Hy-Vee
                                                      (2011/2031)

     Mississippi
     -----------

69   Starkville, MS                          97.9%    Wal-Mart  (2015/2045), J.C. Penney (2010/2040), Kroger (2012/2042)

70   Tupelo, MS                             100.0%    Wal-Mart  (2012/2042), Sam's (2012/2042), Goody's (2002/2017)

     Missouri

71   Fenton, MO                              90.7%

72   Independence, MO                        99.6%    Kohl's (2016/2036), Bed Bath & Beyond (2012/2027), Marshall's (2012/2027),
                                                      Rhodes Furniture (2016/2026), Barnes & Noble (2011/2026), American Multi-
                                                      Cinema (2015/2034)

73   St. Louis (Sunset Hill), MO             98.8%    Homeplace (2011/2026), Marshall's (2012/2022), Home Depot (2023/2063),
                                                      Petsmart (2011/2031), Comp USA (2013/2028), Toys R Us (2013/2038), Cost
                                                      Plus (2009/2024), Borders (2011/2026)

74   St. Louis (Brentwood), MO               96.6%    Target (2023/2048), Sports Authority (2013/2028), Petsmart (2014/2039)


75   St. Louis (Olympic Oaks), MO            96.6%    TJ Maxx (2001/2006), Michael's (2005/2010), Walgreen's (2020/2020)

76   St. Louis (Gravois), MO                100.0%    KMart (2008/2048)


77   St. Louis (Keller), MO                 100.0%    Wehrenberg Theatres (2003/2023)

78   St. Louis (Southtowne), MO                       Home Quarters (2021/2061)

79   St. Louis (HQ), MO                               Home Quarters (2018/2058)

80   St. Louis (American), MO                70.3%    Home Depot (not owned), National Tire (2018/2038)

81   Springfield, MO                        100.0%    Toys R Us (2013/2038), Pier 1 (2000/2013)

     New Jersey
     ----------

82   Princeton, NJ                          100.0%    Border's Books & Music (2011/2026), Best Buy (2012/2027), Linens N Things
                                                      (2011/2026), PetsMart (2011/2026), Wal-Mart (not owned), Sam's (not owned), Home Depot (not owned)

     New Mexico
     ----------

83   Los Alamos, NM                          76.9%    Furrs(1997/1997), Furrs Pharmacy (1998/2013), TG&Y(2018/2033)

     Nevada
     ------

84   Las Vegas, NV                          100.0%    Big 5 Sports (2007/2017), Chief Auto Parts (2006/2011), Family Books
                                                      (2003/2003)

     North Carolina
     --------------

85   Ahoskie, NC                             99.3%    Wal-Mart (2013/2043), Belk (2008/2033), Food Lion (2012/2032)

86   Durham (New Hope Commons), NC          100.0%    Wal-Mart (2015/2035), Upton's (not owned), Michael's (2005/2020),
                                                      Marshall's (2011/2026), Linens 'N Things (2011/2026), Best Buy
                                                      (2011/2026), OfficeMax (2010/2025), Barnes & Noble (2010/2025)

87   Durham (Oxford Commons), NC             93.1%    Wal-Mart (not owned), Food Lion (2010/2030), Lowes (2011/2031)

88   Jacksonville, NC                        55.8%    Wal-Mart (not owned), Wilson's (2009/2024)

89   New Bern, NC                            95.9%    Wal-Mart (2009/2034), Goody's (2007/2017)

90   Washington, NC                          98.9%    Wal-Mart (2009/2034)


                                                                                  Ownership
                                                                                  Interest
                                                                                  (ground
                                                                                   lease
                                                                                termination/                                 Land
                                                                      Type of     option       Year           Date           Area
     Center / Property                   Location                  Property (1) termination) Developed      Acquired      (Acres)
====================================================================================================================================
91   Waynesville, NC                     201 Paragon Parkway            PC         Fee         1990       04/28/1993       28.40

92   Wilmington, NC                      S.College-New Centre Dr        PC         Fee         1989                        57.78


     North Dakota
     ------------

93   Dickinson, ND                       1681 Third Avenue              MM         Fee         1978                        27.10


     Ohio
     ----

94   Akron (Stow) (Kmart Plaza), OH      4332 Kent Road                 PC         Fee         1969                        20.14

95   Akron (Stow) (Stow Community), OH   Kent Road                      PC         Fee         1997


96   Ashland, OH                         U.S. Route 42                  PC         Fee         1977                         6.26

97   Bellefontaine, OH                   2250 South Main Street         NC         Fee         1995       03/23/1998

98   Boardman, OH                        I-680 & US-224                 PC         Fee         1997                        57.04



99   Canton, OH                          5496 Dressler Road             PC         Fee (6)     1995                        20.00


100  Canton (II), OH                     Dressler Road                  PC         Fee         1997


101  Chillicothe, OH                     867 North Bridge Street        PC         Fee         1974                        16.70


102  Cincinnati, OH                      5100 Glencrossing Way          PC         Fee         1990       05/26/1993       24.47

103  Cincinnati (Hamilton), OH           1371 Main Street               NC         Fee         1986       03/23/1998

104  Cleveland (Aurora), OH              70-130 Barrington Town         NC         Fee         1996
                                         Square Drive

105  Cleveland (Eastlake), OH            33752 Vine Street              PC         Fee         1971                         0.99

106  Cleveland (Elyria), OH              825 Cleveland                  PC         Fee         1977                        16.30

107  Cleveland (Highland Hts.), OH       6235 Wilson Mills Rd           PC         Fee         1995                        11.63


108  Cleveland (Macedonia), OH           8210 Macedonia Commons         PC         Fee (6)     1994       07/05/1994       19.94

109  Cleveland (N.Olmsted), OH           5140-25877 Great               PC         Fee         1958       02/21/1997       43.14
                                         Northern Blvd.



110  Cleveland (Solon Outlot), OH        6211 S.O.M. Center Rd          PC         Fee         1978                         0.64

111  Cleveland (Solon), OH                                              PC         Fee         1998

112  Cleveland (W.65th), OH              3250 West 65th Street          PC         Fee         1977                         4.18

113  Columbus (Grove City) (Derby        2161-2263 Stringtown           PC         Fee         1992       03/23/1998
     Square), OH                         Road

114  Columbus (Lennox Town),  OH         1647 Olentangy River           PC         Fee (6)     1997       03/23/1998
                                         Road

115  Columbus (Dublin) (Perimeter        6644-6804 Perimeter Loop       PC         Fee         1996       03/23/1998
     Shopping), OH                       Road

                                               Company                     Average
                                                 Gross          Total         Base     Annual
                                              Leasable     Annualized     Rent per Percentage
     Center / Property                   Area (sq.ft.)  Base Rent (3)  sq. ft. (4)       Rent
==============================================================================================
91   Waynesville, NC                        181,894       1,107,117        6.09         1,455

92   Wilmington, NC                         442,110       3,113,053        7.04        33,348


     North Dakota
     ------------

93   Dickinson, ND                          267,506       1,084,856        4.20        68,209


     Ohio
     ----

94   Akron (Stow) (Kmart Plaza) , OH        116,806         189,344        1.62        39,772

95   Akron (Stow) (Stow Community) , OH     283,501       2,323,213        8.63


96   Ashland, OH                            110,656         233,382        2.11

97   Bellefontaine, OH                       54,780         460,152        8.40

98   Boardman, OH                           505,995       4,046,314        8.12



99   Canton, OH                             230,065       2,501,005       11.04


100  Canton (II), OH                        225,588       2,346,949       10.53


101  Chillicothe, OH                        236,009       1,807,422        7.66         9,630


102  Cincinnati, OH                         231,224       2,190,218        9.66

103  Cincinnati (Hamilton), OH               40,000         230,000        5.75

104  Cleveland (Aurora), OH                  65,373         644,221       12.79


105  Cleveland (Eastlake), OH                 4,000          68,400       17.10

106  Cleveland (Elyria), OH                 150,200         761,970        5.07        7,281

107  Cleveland (Highland Hts.), OH          247,146       2,563,263       10.37


108  Cleveland (Macedonia), OH              234,789       2,237,531        9.53

109  Cleveland (N.Olmsted), OH              615,851       6,440,255       10.65




110  Cleveland (Solon Outlot), OH             2,560          67,384       26.32

111  Cleveland (Solon), OH                  124,989       1,261,432       10.46

112  Cleveland (W.65th), OH                  49,420         243,870        5.22

113  Columbus (Grove City) (Derby           128,050       1,262,979        9.86
     Square), OH

114  Columbus (Lennox Town),  OH            336,273       3,069,191        9.13


115  Columbus (Dublin) (Perimeter           137,610       1,473,202       11.07
     Shopping), OH

                                             Percent
     Center / Property                    Leased (5)    Anchor Tenants (Lease Expiration / Option Expiration)
=================================================================================================================================
91   Waynesville, NC                          100.0%    Wal-Mart (2011/2041), Food Lion (2011/2031)

92   Wilmington, NC                           100.0%    Wal-Mart (2009/2034), Sam's (not owned), Lowes (2009/2029), Hamrick's
                                                        (2002/2007), Goody's (2005/2015), Barnes & Noble (2007/2022)

     North Dakota
     ------------

93   Dickinson, ND                             96.5%    Kmart (2003/2053), J.C. Penney (1998/2018), Herberger (2000/2020), Thrifty
                                                        Drug (2001/2001)

     Ohio
     ----

94   Akron (Stow) (Kmart Plaza), OH           100.0%    Kmart (1996/2006)

95   Akron (Stow) (Stow Community), OH         95.0%    Target (not owned), Giant Eagle (2017/2032), Stein Mart (2007/2022),
                                                        OfficeMax (2011/2026)

96   Ashland, OH                              100.0%    Kmart (2002/2052), Quality Farm (2000/2003)

97   Bellefontaine, OH                        100.0%    Big Bear Supermarket (2016/2031)

98   Boardman, OH                              98.5%    Lowe's (2016/2046), Staples (2012/2032), Dick's Cothing & Sporting Goods
                                                        (2012/2027), Wal-Mart (2017/2047), PetsMart (2013/2038), Giant Eagle
                                                        (2018/2033)

99   Canton, OH                                98.5%    Kohl's (2016/2046), Target (not owned), London Fog (2011/2011), Dick's
                                                        Clothing & Sporting Goods (2010/2025)

100  Canton (II), OH                           98.8%    PetsMart (2013/2028), Service Merchandise (2013/2028), Homeplace
                                                        (2012/2027), Jo-Ann ETC. (2008/2023)

101  Chillicothe, OH                          100.0%    Lowes, (2015/2035), Kroger (2001/2031), Super X (2001/2031), Office Max
                                                        (2012/2027)

102  Cincinnati, OH                            98.1%    Thriftway (2009/2029), Service Merchandise (2006/2031)

103  Cincinnati (Hamilton), OH                100.0%    Roundy's (2006/2021)

104  Cleveland (Aurora), OH                    77.0%    Heinens (not owned)


105  Cleveland (Eastlake), OH                 100.0%    Kmart (not owned)

106  Cleveland (Elyria), OH                   100.0%    Hill's (2003/2028), Finast (2010/2045)

107  Cleveland (Highland Hts.), OH            100.0%    Builders Square (2020/2070), Kohl's (2007/2047), Dick's Clothing and
                                                        Sporting Goods (2016/2036)

108  Cleveland (Macedonia), OH                100.0%    Wal-Mart (not owned), Finast (2018/2049), Kohl's (2016/2041)

109  Cleveland (N.Olmsted), OH                 98.2%    HomePlace (2017/2032), Best Buy (2010/2025), PetsMart (2003/2013), Kids R
                                                        Us (2008/2008), Marshall's (2000/2005), Regal Cinemas (2001/2001), Marc's
                                                        (2002/2007), CompUSA (2008/2023), Kronheim's (1999/2004), Finast (not
                                                        owned)

110  Cleveland (Solon Outlot), OH             100.0%    Kmart (not owned)

111  Cleveland (Solon), OH                     96.5%    Bed, Bath & Beyond, Borders

112  Cleveland (W.65th), OH                    94.6%    Kmart (not owned), A&P (1997/2027), Revco (1997/2007)

113  Columbus (Grove City) (Derby             100.0%    Big Bear Supermarket (2012/2027)
     Square), OH

114  Columbus (Lennox Town),  OH              100.0%    Target (2016/2031), AMC Theatres (2021/2036), Barnes & Noble (2007/2022),
                                                        Staples (2011/2026), Just For Feet (2007/2022), Old Navy (2009/2009)

115  Columbus (Dublin) (Perimeter              96.7%    Big Bear Supermarket (2016/2031), CVS (2011/2026)
     Shopping), OH



                                                                                  Ownership
                                                                                  Interest
                                                                                  (ground
                                                                                   lease
                                                                                termination/                                 Land
                                                                      Type of     option       Year           Date           Area
     Center / Property                   Location                  Property (1) termination) Developed      Acquired      (Acres)
====================================================================================================================================

116  Columbus (Dublin Vlg) (Dublin       6561-6815 Dublin Center        PC       Fee (6)       1987       05/15/1998
     Village), OH                        Drive

117  Columbus (Easton) (Easton Market),  3740 Easton Market             PC       Fee           1998       05/15/1998
     OH



118  Columbus (Pickerington), OH         1701-1797 Hill Road No.        NC       Fee           1990       03/23/1998

119  Columbus, OH                        3622-3860 W. Dublin            PC       Fee (6)       1995       03/23/1998
                                         Granville Road


120  Columbus (New Albany), OH           1370-1399 E.Johnstown          NC       Fee           1995       03/23/1998
                                         Road

121  Columbus (Pataskala), OH            78-80 Oak Meadow Drive         NC       Fee           1980       03/23/1998

122  Dayton (Huber Hts.), OH             8280 Old Troy Pike             PC       Fee           1990       08/12/1993       17.39

123  Dayton (Washington), OH             615-799 Lyons Road             PC       Fee (6)       1990       05/15/1998


124  Hillsboro, OH                       1100 North High St             PC       Fee           1979                        11.02

125  Lebanon, OH                         1879 Deerfield Road            PC       Fee           1990       08/12/1993       14.40

126  Tiffin, OH                          870 West Market St             MM       Fee           1980                        27.62

127  Toledo, OH                          5245 Airport Highway           PC       Fee           1993       02/24/1995       22.87


128  Westlake, OH                        30100 Detroit Road             PC       Fee           1974                        12.71

129  Wilmington, OH                      1025 S. South Street           PC       Fee           1977                         7.38

130  Xenia (West Park Square),  OH       1700 West Park Square          PC       Fee           1994                         7.38

131  Zanesville (Kmart Plaza),  OH       3431 North Maple Ave           PC       Fee           1990                         3.28

     Oregon

132  Portland (Hillsboro), OR            NW Evergreen Pkwy. & NW        PC       Fee (6)       1995       08/22/1996       18.29
                                         Ring Road

     Pennsylvania
     ------------

133  Erie, PA                            2301 West 38th Street          PC       GL8           1973                        13.27

134  Erie, PA                            1902 Keystone Drive            PC       Fee           1995                        65.69


135  Philadelphia (E.Norriton), PA       2700 DeKalb Pike               PC       Fee           1975                        24.22

     South Carolina
     --------------

136  Anderson (Crossroads), SC           406 Highway 28 By-Pass         PC       Fee           1990       03/08/1994       20.90

137  Anderson (Northtowne), SC           3812 Liberty Highway           PC       Fee           1993       03/22/1995        2.13

138  Camden (Springdale), SC             1671 Springdale Drive          PC       Fee           1990       06/24/1993       22.97

139  Charleston (Mt.Pleasant) (Wando     1500 Highway 17 North          PC       Fee           1992       03/30/1995       22.70
     Crossing), SC

140  Charleston (North) (North Pointe),  7400 Rivers Avenue             PC       Fee           1989       11/07/1993       28.10
     SC

141  Columbia, SC                        5420 Forest Drive              PC       Fee           1995       11/13/1995        7.04

                                               Company                     Average
                                                 Gross          Total         Base     Annual
                                              Leasable     Annualized     Rent per Percentage
     Center / Property                   Area (sq.ft.)  Base Rent (3)  sq. ft. (4)       Rent
==============================================================================================

116  Columbus (Dublin Vlg) (Dublin          327,080       3,309,839       11.03
     Village), OH

117  Columbus (Easton) (Easton Market),     506,481       5,511,405       11.29
     OH



118  Columbus (Pickerington), OH             59,495         796,742       13.39

119  Columbus, OH                           317,581       3,349,512       10.76



120  Columbus (New Albany), OH               30,110         463,775       15.40


121  Columbus (Pataskala), OH                33,270         184,340        5.54

122  Dayton (Huber Hts.), OH                163,741       1,599,254        9.77          549

123  Dayton (Washington), OH                213,798       1,936,452        9.33


124  Hillsboro, OH                           58,583         254,072        4.34          192

125  Lebanon, OH                             26,500         227,720        8.59

126  Tiffin, OH                             230,278         828,768        3.77       57,287

127  Toledo, OH                             187,674       1,438,062        7.66       15,244


128  Westlake, OH                           162,420         757,929        5.63       40,086

129  Wilmington, OH                          55,130         205,822        3.99       17,817

130  Xenia (West Park Square),  OH          104,873         814,756        7.89        2,971

131  Zanesville (Kmart Plaza),  OH           13,283         123,400       10.03        2,598

     Oregon

132  Portland (Hillsboro), OR               307,811       4,443,578       14.69


     Pennsylvania
     ------------

133  Erie, PA                                95,000          35,640        3.07       36,736

134  Erie, PA                               484,030       3,942,284        8.14


135  Philadelphia (E.Norriton), PA          174,109       1,122,374        6.45        2,144

     South Carolina
     --------------

136  Anderson (Crossroads), SC              163,809         871,232        5.63

137  Anderson (Northtowne), SC               14,250         145,315       10.20        3,610

138  Camden (Springdale), SC                166,197         975,447        5.91

139  Charleston (Mt.Pleasant) (Wando        205,032       1,493,060        7.35       49,962
     Crossing), SC

140  Charleston (North) (North Pointe),     255,567       1,775,119        7.21
     SC

141  Columbia, SC                            46,700         496,350       10.63          691

                                              Percent
     Center / Property                     Leased (5)   Anchor Tenants (Lease Expiration / Option Expiration)
=================================================================================================================================

116  Columbus (Dublin Vlg) (Dublin             91.7%    AMC (2007/2033), DSW (2005/2015), PharMor (2003/2015), Michaels
     Village), OH                                       (2014/2019)

117  Columbus (Easton) (Easton Market),        96.4%    Kittle's (2012/2037), Galyans (2013/2038), TJMaxx (2008/2023), Staples
     OH                                                 (2013/2028), Comp USA (2013/2028), PetsMart (2015/2035), Golfsmith
                                                        (2013/2028), Michael's, DSW Shoe Warehouse (2012/2027), Bed Bath & Beyond
                                                        (2014/2029)

118  Columbus (Pickerington), OH              100.0%    CVS (2020/2035)

119  Columbus, OH                              98.0%    Big Bear (2016/2031), Homeplace (2010/2025), Babies R Us (2011/2026),
                                                        Rhodes Furniture (2012/2027), Stein Mart (2007/2022), Staples (2010/2025),
                                                        Old Navy (2009/2009)

120  Columbus (New Albany), OH                100.0%    Hoggy's Barn & Grille (2005/2015)


121  Columbus (Pataskala), OH                 100.0%    Village Market (2007/2017), Rite Aid (2000/2010)

122  Dayton (Huber Hts.), OH                  100.0%    Wal-Mart (not owned), Cub Foods (2011/2031), Sears (2002/2012)

123  Dayton (Washington), OH                   97.1%    Books-A-Million (2005/2015), PharMor (2008/2023), Just For Feet
                                                        (2007/2017), PetsMart (2003/2013)

124  Hillsboro, OH                            100.0%    Kmart (2004/2054) (*), Rite Aid (1999/2004), Bob & Carls (not owned)

125  Lebanon, OH                              100.0%    Wal-Mart (not owned), PK Lumber (not owned)

126  Tiffin, OH                                95.4%    Kmart (2005/2055), J.C. Penney (2000/2010), Heileg-Myers (2004/2014)

127  Toledo, OH                               100.0%    Best Buy (2009/2024),Office Depot (2009/2024),Michaels (2004/2014)Sears
                                                        (2002/2012), The Pharm (1999/2014)

128  Westlake, OH                              82.8%    Kmart (1999/2049), Marc's (2004/2019)

129  Wilmington, OH                            93.5%    Kmart (not owned), Super Valu (1998/2018)

130  Xenia (West Park Square),  OH             98.5%    Wal-Mart (not owned), Kroger (2019/2049)

131  Zanesville (Kmart Plaza),  OH             92.6%    Kmart (not owned)

     Oregon

132  Portland (Hillsboro), OR                  98.3%    Office Depot (2010/2025), Haggan Supermarket (2021/2046), Barnes & Noble
                                                        (2011/2026), Mervyn's (not owned), Target (not owned)

     Pennsylvania
     ------------

133  Erie, PA                                  12.2%

134  Erie, PA                                 100.0%    Wal-Mart (2015/2045), Lowe's (2015/2045), Media Play (2010/2025), Kohl's
                                                        (2016/2046), Cinemark (2011/2026)

135  Philadelphia (E.Norriton), PA            100.0%    Kmart (2000/2050), Acme (2002/2027), Thrift Drug (2002/2022)

     South Carolina
     --------------

136  Anderson (Crossroads), SC                 94.5%    Wal-Mart (2010/2040), Ingles (2011/2066)

137  Anderson (Northtowne), SC                100.0%    Wal-Mart (not owned), Sam's (not owned)

138  Camden (Springdale), SC                   99.3%    Wal-Mart (2009/2039), Winn-Dixie (2011/2036), Goody's (2001/2016)

139  Charleston (Mt.Pleasant) (Wando           99.1%    Wal-Mart (not owned), Lowe's (2012/2032), Piggly Wiggly (2012/2022),
     Crossing), SC                                                TJMaxx (2002/2012)

140  Charleston (North) (North Pointe),        96.3%    Wal-Mart (2009/2039), Office Warehouse (2002/2012), Service Merchandise
     SC                                                           (not owned), Rainbow Bay Crafts (2000/2015)

141  Columbia, SC                             100.0%    Wal-Mart (not owned)


                                                                                  Ownership
                                                                                  Interest
                                                                                  (ground
                                                                                   lease
                                                                                termination/                                 Land
                                                                    Type of       option       Year         Date             Area
     Center / Property                   Location                Property (1)   termination) Developed    Acquired        (Acres)
====================================================================================================================================

142  Greenville (Simpsonville), SC       621 Fairview Road              PC         Fee         1990       01/03/1994       17.23

143  Orangeburg, SC                      2795 North Road                PC         Fee         1994       03/22/1995        2.65

144  Union, SC                           Highway 176 By-Pass #1         PC         Fee         1990       06/24/1993       45.65

     South Dakota
     ------------

145  Rapid City, SD                      740-780 Mountain View          NC       01/00/00      1972       07/02/1998
                                         Road

146  Watertown, SD                       1300 9th Avenue, S.E.          MM         Fee         1977                        29.30


     Texas
     -----

147  Ft. Worth, TX                       SWC Eastchase Pkwy. and        PC         Fee (6)     1995       07/02/1996       17.00
                                         I-30


148  San Antonio, TX                     125 NE Loop 410                PC         Fee (6)     1996       01/23/1997       26.45


     Utah
     ----

149  Salt Lake City, UT                  455 East 500 South             BC                     1985       07/02/1998
                                         Street

150  Salt Lake City (Taylorsville), UT   5600 South Redwood Road        PC       01/00/00      1982       07/02/1998



151  Salt Lake City (Midvale), UT        900 East Ft. Union Blvd.       PC       01/00/00      1973       07/02/1998



152  Riverdale, UT                       1050 West Riverdale Road       PC       01/00/00      1995       07/02/1998



153  Orem, UT                            1300 South Street              PC       01/00/00      1991       07/02/1998


154  Ogden, UT                           21-129 Harrisville Road        PC       01/00/00      1977       07/02/1998

155  Salt Lake City, UT                  3300 South Street              NC       01/00/00      1978       07/02/1998

156  Logan, UT                           400 North Street               NC       01/00/00      1975       07/02/1998

     Vermont
     -------

157  Berlin, VT                          Route 4                        MM         Fee         1986                        50.25

     Virginia
     --------

158  Fairfax, VA                         12210 Fairfax Towne            PC         Fee (6)     1994       11/17/1995       22.79
                                         Center

159  Martinsville, VA                    240 Commonwealth Blvd          MM         Fee (6)     1989                        43.73


160  Pulaski, VA                         1000 Memorial Dr               PC         Fee         1990       04/28/1993       21.93

161  Winchester, VA                      2190 So Pleasant Valley        PC         Fee         1990       12/10/1993       26.42


     West Virginia
     -------------

162  Huntington (Barboursville), WV      5-13 Mall Road                 NC         Fee         1985       03/23/1998

====================================================================================================================================
                                                                                                                           3,250

                                               Company                     Average
                                                 Gross          Total         Base     Annual
                                              Leasable     Annualized     Rent per Percentage
     Center / Property                   Area (sq.ft.)  Base Rent (3)  sq. ft. (4)       Rent
==============================================================================================

142  Greenville (Simpsonville), SC          142,133         805,597        5.78

143  Orangeburg, SC                          44,760         384,012        8.58

144  Union, SC                              184,331       1,014,654        5.50         2,135

     South Dakota
     ------------

145  Rapid City, SD                          35,544         150,156        8.49


146  Watertown, SD                          285,495       1,425,790        5.26       100,864


     Texas
     -----

147  Ft. Worth, TX                          205,027       2,227,412       11.54



148  San Antonio, TX                        286,394       3,927,650       14.21


     Utah
     ----

149  Salt Lake City, UT                      42,543         670,644       15.76


150  Salt Lake City (Taylorsville), UT      770,463       6,913,045       10.15



151  Salt Lake City (Midvale), UT           665,450       6,441,820        9.79



152  Riverdale, UT                          552,233       4,064,464        7.49



153  Orem, UT                               148,620       1,491,138       10.03


154  Ogden, UT                              162,316         810,600        5.38

155  Salt Lake City, UT                      39,032         297,552        8.14

156  Logan, UT                               19,200         198,684       10.35

     Vermont
     -------

157  Berlin, VT                             174,646       1,065,537        6.44       44,744

     Virginia
     --------

158  Fairfax, VA                            253,941       4,014,659       15.81


159  Martinsville, VA                       435,402       2,966,688        7.20


160  Pulaski, VA                            143,299         885,999        6.26       27,962

161  Winchester, VA                         230,940       2,067,155        9.00


     West Virginia
     -------------

162  Huntington (Barboursville), WV          70,900         264,875        3.74

==============================================================================================
                                         32,796,612    $285,017,203       $8.99   $1,724,180





                                            Percent
     Center / Property                   Leased (5)     Anchor Tenants (Lease Expiration / Option Expiration)
=================================================================================================================================

142  Greenville (Simpsonville), SC            98.0%     Kmart (2015/2065), Ingles (2011/2065)

143  Orangeburg, SC                          100.0%     Wal-Mart (not owned)

144  Union, SC                               100.0%     Wal-Mart (2009/2039), Belk's (2010/2030), Winn-Dixie (2010/2035)

     South Dakota
     ------------

145  Rapid City, SD                           49.8%     Computerland (2005/2005)


146  Watertown, SD                            94.9%     Kmart (2002/2052), J.C. Penney (1998/2018), Herberger's (1999/2019), Osco
                                                        (1998/2003)

     Texas
     -----

147  Ft. Worth, TX                            94.1%     PetsMart (2011/2036), MJ Designs (2011/2031), Ross Dress For Less
                                                        (2006/2026), United Artists (2012/2027), Toys R Us (not owned), Target
                                                        (not owned)

148  San Antonio, TX                          96.5%     Ross Dress For Less (2007/2027), DSW Warehouse (2007/2027) , Best Buy
                                                        (2011/2026), Oshman's (2017/2037), HomePlace (2012/2027)

     Utah
     ----

149  Salt Lake City, UT                      100.0%     Hermes Associates (1998/1998)


150  Salt Lake City (Taylorsville), UT        88.4%     Cineplex Odeon (2017/2027), Future Shop (2016/2036), Gart Sports
                                                        (2017/2032), Circuit City (2016/2041), Media Play (2015/2035), OfficeMax
                                                        (2008/2018), PetsMart (2012/2027), Shopko (2014/2044)

151  Salt Lake City (Midvale), UT             98.9%     Mervyn's (2005/2045), OfficeMax (2007/2017), Wal-Mart (2015/2045), Future
                                                        Shop (2016/2036), Media Play (2016/2036), Harmon's (1998/1998), Bed Bath &
                                                        Beyond (2014/2029), Baby Superstore (2013/2033)

152  Riverdale, UT                            98.2%     Wal-Mart (2011/2041), Gart Sports (2012/2017), OfficeMax (2008/2023),
                                                        Target (2017/2047), Media Play (2016/2036), Circuit City (2016/2036),
                                                        PetsMart  (2014/2039)

153  Orem, UT                                100.0%     Kids R Us (2011/2021), Media Play (2015/2035), Toys R Us (2090/2090),
                                                                     Heart's Desire (2013/2023)

154  Ogden, UT                                92.9%     Harmon's (2002/2012)

155  Salt Lake City, UT                       93.6%     Brighton Bank (2004/2019)

156  Logan, UT                               100.0%     Hasting's (2003/2008), Kinko's (2002/2002)

     Vermont
     -------

157  Berlin, VT                               94.7%     J.C. Penney (2009/2034)

     Virginia
     --------

158  Fairfax, VA                             100.0%     United Artists (2014/2034), Safeway (2019/2054), TJMaxx (2009/2024), Bed,
                                                        Bath & Beyond (2010/2020), Tower Records (2009/2019)

159  Martinsville, VA                         94.6%     J.C. Penney (2009/2034), Leggett (2009/2024), Sears (2009/2029), Kroger
                                                        (2017/2062), Goody's (2006/2016), Office Max (2012/2027)

160  Pulaski, VA                              98.7%     Wal-Mart (2011/2041), Food Lion (2011/2031)

161  Winchester, VA                           99.5%     Office Max (2012/2027), Kohl's (2018/2048), Giant Foods (2010/2040), Books
                                                        A-Million (2007/2017)

     West Virginia
     -------------

162  Huntington (Barboursville), WV          100.0%     OfficeMax (2006/2021), Jo Ann Fabrics (1999/2009), Discount Emporium

===================================================
                                              96.6%

Footnotes:
===========

(1) "PC" indicates a power center or a community shopping center, "NC" indicates a neighborhood shopping center, "MM" indicates an enclosed mini-mall and "BC" indicates a business center.

(2) Indicates the date developed or acquired by the Company or DDG, unless denoted with (a), which indicates the date on which the property was acquired by the company following completion of the IPO.

(3) Includes space leased as of December 31, 1998, for which rent was being paid but which was not then occupied; also includes tenant leases signed as of said date relating to approximately $223,000 in base revenue which has not yet been fully billed.

(4) Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 1998.

(5) Includes space leased as of December 31, 1998, for which rent was being paid but which was not then occupied; also includes tenant leases signed as of said date relating to approximately 46,000 square feet which have not yet been fully occupied.

(6) One of fourteen (26) properties owned through joint ventures which serve as collateral for joint venture mortgage debt aggregating approximately $718.8 million (of which the Company's proportionate share is $369.6 million) which is not reflected in the consolidated indebtedness.

(*)      This anchor tenant has closed and sublet the space.

(**)     This tenant-owned anchor store has closed.

(***) This tenant-owned anchor store has closed and the space has been sublet.

(****) This anchor tenant continues to pay rent to the Company but does not occupy or sublet the space.

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

                               EXECUTIVE OFFICERS

         Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the following information is reported below.

         (a)      The executive officers of the Company are as follows:

       Name                     Age         Position and Office with the Company
       ----                     ---         ------------------------------------
  Scott A. Wolstein             46          Chairman of the Board of Directors and Chief
                                              Executive Officer
  James A. Schoff               53          Executive Vice President, Chief Investment Officer
                                              and a Director
  Richard J. Kaplan             55          Executive Vice President and Chief Operating Officer
  John R. McGill                44          Vice President and Director of Development
  Joan U. Allgood               46          Vice President and General Counsel
  Loren F. Henry                51          Vice President and Director of Asset Management
  William H. Schafer            41          Vice President and Chief Financial Officer
  Alan Bobman                   38          Regional Vice President of Leasing
  Steven M. Dorsky              41          Regional Vice President of Leasing
  Robin R. Walker               42          Regional Vice President of Leasing


         Scott A. Wolstein has been the President, Chief Executive Officer and a Director of the Company since its organization. Mr. Wolstein has been Chairman of the Board of Directors of the Company since May 1997. Prior to the organization of the Company, Mr. Wolstein was a principal and executive officer of Developers Diversified Group ("DDG"). Mr. Wolstein is a graduate of the Wharton School at the University of Pennsylvania and of the University of Michigan Law School. Following his graduation from the University of Michigan Law School, Mr. Wolstein was associated with the Cleveland law firm of Thompson, Hine & Flory. He has served as President of the Board of Trustees of the United Cerebral Palsy Association of Greater Cleveland and as a member of the Board of The Great Lakes Theater Festival, Heartland PAC, Neighborhood Progress, Inc., The Park Synagogue, The Convention and Visitors Bureau of Greater Cleveland and Bellefaire. Mr. Wolstein also serves as Chairman of the Board of Trust Managers of American Industrial Properties REIT ("AIP").

         James A. Schoff has been the Vice Chairman of the Board of Directors and Chief Investment Officer of the Company since March 1998. From the organization of the Company until March 1998, Mr. Schoff served as Executive Vice President, Chief Operating Officer and a Director of the Company. After graduating from Hamilton College and Cornell University Law School, Mr. Schoff practiced law with the firm of Thompson, Hine and Flory LLP in Cleveland, Ohio where he specialized in the acquisition and syndication of real estate properties. Mr. Schoff serves as a member of the Board of Trustees of the Western Reserve Historical Society, the Cleveland Ballet and the Children's Aid Society. Mr. Schoff also serves as a director of AIP.

         Richard J. Kaplan served as Executive Vice President and Chief Operating Officer of the Company from April 1998 to March 1999. Mr. Kaplan graduated from Northwestern University's School of Business and also attended the McIntyre Entrepreneurial Executive Institute at the University of Virginia. Prior to his appointment as DDR Chief Operating Officer, Mr. Kaplan was the Managing Partner of Price Waterhouse's Cleveland based real estate practice. He is a member of the American Institute of Certified Public Accountants, the Ohio Society of Certified Public Accountants, the National Association of Real Estate Investment Trusts and a member of several other professional and business Associates. He is also the former Chairman of the Cleveland Chapter of the American Red Cross and the United Way Board of Trustees and a current member of the Board of Trustees of the Cleveland Citywide Development Corporation, the Alzheimer's Association of Cleveland and the Jewish Family Services Association of Cleveland.

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

         Joan U. Allgood has been a Vice President and General Counsel of the Company since its organization as a public company in 1993 and General Counsel of its predecessor entities since 1987. Mrs. Allgood practiced law with the firm of Thompson, Hine and Flory from 1983 to 1987, and is a graduate of Denison University and Case Western Reserve University School of Law.

         Loren F. Henry has been a Vice President, Director of Asset Management of the Company since its organization as a public Company in 1993 and served as President of one of its predecessor entities from 1984-1993. Mr. Henry earned a Bachelor of Arts degree in Business Administration and Mathematics from Winona State College.

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

         Alan Bobman joined the Company in October 1995 as Regional Vice President of Leasing. Mr. Bobman was previously Divisional Director of Real Estate at Charming Shoppes, Inc. which operates the Fashion Bug and Fashion Bug Plus stores nationwide since 1985. He was employed at Charming Shoppes from 1985 until he joined the Company, and is an Insurance and Real Estate graduate of Penn State University.

         Steven M. Dorsky has been a Regional Vice President of Leasing since November 1995. He was an Assistant Vice President and Senior Leasing Associate for The Hausman Companies, a Cleveland based retail brokerage and management firm from 1988 until he joined the Company. Mr. Dorsky earned a Bachelor of Arts degree in business from Macalester College and a Masters degree in Social Administration from Case Western Reserve University - School of Applied Social Science.

         Robin R. Walker joined the Company in April 1995 and was appointed Regional Vice President of leasing in November 1995. Prior to joining the Company, Ms. Walker was president of Aroco, Inc., a retail brokerage and tenant representation firm based in Alabama from 1992 to 1995. Ms. Walker attended the University of Alabama where she earned her degree in elementary education.

                                     Part II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         The following table shows the high and low sales price of the Company's common shares on the New York Stock Exchange (the "NYSE") for each quarter in 1998 and 1997 and the dividends paid per common share in each such quarter:

     1998                   High               Low             Dividends
     ----                   ----               ---             ---------
     First              $20-7/16           $18-1/4              $.3275
     Second              21-15/32           18-21/32             .3275
     Third               20-9/16            16                   .3275
     Fourth              19-5/8             15-7/8               .3275
                                                               --------
                                                                $ 1.31

                                                               Dividends
                                                                Paid per
     1997                  High               Low             Common Share
     ----                  ----               ---             ------------
     1st quarter        $19-15/16           17-1/8              $ .315
     2nd quarter         20                 17-15/16              .315
     3rd quarter         20-1/8             19-1/8                .315
     4th quarter         20-5/8             18-21/32              .315
                                                               -------
                                                                $ 1.26

         The approximate number of record holders of the Company's common shares (its only class of common equity security) at March 15, 1999 was 422, and the approximate number of beneficial owners of such shares was 23,000.

         In February 1999, the Company declared its 1999 first quarter dividend to shareholders of record on March 25, 1999 of $.35 per share, a 6.9% increase over the quarterly dividend rate of $.3275 per share in 1997.

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

Item 6.  SELECTED FINANCIAL DATA

         The financial data included in the following table has been selected by the Company and has been derived from the financial statements for the last five years and includes the information required by Item 301 of Regulation S-K.

                 COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA
                  (Amounts in thousands, except per share data)

                                                                           YEARS ENDED DECEMBER 31,
OPERATING DATA:                                       ----------------------------------------------------------------
                                                        1998(1)       1997(1)       1996(1)       1995(1)      1994(1)
                                                        -------       -------       -------       -------      -------
Revenues (primary real estate rentals)                $ 228,168     $ 169,223      $130,905     $107,805     $ 81,974
                                                      ---------     ---------      --------     --------     --------
Expenses:
   Rental operation                                      59,498        47,200        35,123       28,069       22,802
   Depreciation & amortization                           43,180        32,313        25,062       21,865       16,211
   Interest                                              57,196        35,558        29,888       29,595       21,423
                                                      ---------     ---------      --------     --------     --------
                                                        159,874       115,071        90,073       79,529       60,436
                                                      ---------     ---------      --------     --------     --------
Income before equity in net income
   (loss) from joint ventures, minority equity
    interests, minority equity investment,
    gains on sales
    of real estate and extraordinary items               68,294        54,152        40,832       28,276       21,538
Equity in net income (loss) of joint ventures            12,888        10,893         8,710          486         (186)
Equity in net income from minority equity investment        686             -             -            -            -
Minority equity interests                                (3,312)       (1,049)            -            -            -
Gain on sales of real estate                                248         3,526             -          300            -
                                                      ---------     ---------      --------     --------     --------
Income before extraordinary item                         78,804        67,522        49,542       29,062       21,352
Extraordinary item(2)                                      (882)            -             -       (3,557)        (216)
                                                      ---------     ---------      --------     --------     --------
              Net income                              $  77,922     $  67,522      $ 49,542     $ 25,505     $ 21,136
                                                      =========     =========      ========     ========     ========

Net income applicable to
      common shareholders                             $  57,969     $  53,322      $ 35,342     $ 24,250     $ 21,136
                                                      =========     =========      ========     ========     ========

Earnings per share data - Basic: (3)
    Income before extraordinary item                      $1.03         $1.03         $0.84        $0.74        $0.68
    Net income                                            $1.02         $1.03         $0.84        $0.65        $0.67
    Weighted average number of common shares             56,949        51,760        42,294       37,560       31,612

Earnings per share data- Diluted: (3)
    Income before extraordinary item                      $1.00         $1.03         $0.84        $0.74        $0.67
    Net income                                            $0.98         $1.03         $0.84        $0.64        $0.67
    Weighted average number of common shares             58,509        52,124        42,372       37,818       31,832

Annual cash dividend                                      $1.31         $1.26         $1.20        $1.08        $0.96



                                                                               AT DECEMBER 31,
                                                      -------------------------------------------------------------
                                                        1998          1997          1996         1995         1994
                                                        ----          ----          ----         ----         ----
BALANCE SHEET DATA:
Real estate (at cost)                                $1,890,423    $1,325,742     $991,647     $848,373     $686,890
Real estate, net of accumulated depreciation          1,687,326     1,154,005      849,608      728,333      586,839
Advances to and investments in joint ventures           266,257       136,267      106,796       83,190        8,710
Total assets                                          2,126,524     1,391,918      975,126      830,060      611,116
Total debt                                            1,000,481       668,521      478,432      405,726      394,435
Shareholders' equity                                    902,785       669,050      469,336      404,161      203,508


                                                                           YEARS ENDED DECEMBER 31,
OTHER DATA:                                             --------------------------------------------------------------
                                                        1998(1)       1997(1)       1996(1)       1995(1)      1994(1)
                                                        -------       -------       -------       -------      -------
Cash flow provided from (used in):
   Operating activities                                $ 137,493    $  94,383     $  75,820     $  49,039     $  39,112
   Investing activities                                 (538,289)    (416,220)     (199,670)     (217,198)     (191,810)
   Financing activities                                  403,038      321,842       123,851       167,252       150,373

Funds from operations (4):
   Net income applicable to
        common shareholders                            $  57,969    $  53,322     $  35,342     $  24,250     $  21,136
   Depreciation and amortization                          42,631       31,955        24,832        21,706        16,211
   Equity in net (income) loss of joint ventures         (12,888)     (10,893)       (8,710)         (486)          186
   Joint venture funds from operations                    20,779       16,077        13,172         1,364           217
   Equity in net income from minority equity investment     (686)           -             -             -             -
   Minority equity investment funds from operations        1,493            -             -             -             -
   Minority interest expense (OP Units)                    3,069           10             -             -             -
   Gain on sales of real estate                             (248)      (3,526)            -          (300)            -
   Extraordinary items (2)                                   882            -             -         3,557           216
                                                       ---------    ---------     ---------      --------      --------
                                                       $ 113,001    $  86,945     $  64,636      $ 50,091      $ 37,966
                                                       =========    =========     =========      ========      ========
Weighted average number of common
   shares outstanding (Basic)                             56,949       51,760        42,294        37,560        31,612



(1) As described in the consolidated financial statements, the Company acquired 41 properties in 1998 (five of which are owned through joint ventures), eight properties in 1997 (one of which is owned through a joint venture), five properties in 1996, 20 properties in 1995 (10 of which are owned through joint ventures) and 14 properties in 1994.

(2) In 1998, 1995 and 1994, the extraordinary charges relate primarily to the write-off of deferred finance costs.

(3) Effective August 3, 1998, the Company executed a two-for-one share split for shareholders of record on July 27, 1998 in the form of a share dividend. Earnings per share data is reflected for all years utilizing SFAS 128.

(4) Industry analysts generally consider funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sales of property, non-recurring charges and extraordinary items, adjusting for certain noncash items, principally real property depreciation, equity income (loss) from its joint ventures and minority equity investment and adding the Company's proportionate share of FFO of its unconsolidated joint ventures and minority equity investment, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is currently used by NAREIT. Certain other real estate companies may calculate FFO in a different manner.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

         The Company considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company's expectations for future periods. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "seeks", "estimates", and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including, among other factors, local conditions such as an oversupply of space or a reduction in demand for real estate in the area, competition from other available space, dependence on rental income from real property or the loss of a major tenant.

COMPARISON OF 1998 TO 1997 RESULTS OF OPERATIONS
------------------------------------------------

Revenues from Operations

         Total revenues increased $58.9 million, or 34.8%, to $228.1 million for the year ended December 31, 1998 as compared to $169.2 million in 1997. Base and percentage rents for 1998 increased $44.6 million, or 35.3%, to $170.9 million as compared to $126.3 million in 1997. Approximately $4.8 million of the increase in base and percentage rental income was the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1997), an increase of 4.6% over 1997 revenues from Core Portfolio Properties. The 48 shopping centers acquired by the Company in 1998 and 1997 contributed $44.1 million of additional revenue and the 5 new shopping center developments contributed $4.2 million. These increases were offset by a decrease of $1.3 million relating to the sale of one shopping center in December 1997 and the transfer of five business centers to American Industrial Properties REIT ("AIP") in July 1998 and $7.2 million relating to the transfer of six properties to a joint venture in September 1998.

         At December 31, 1998, the occupancy rate of the Company's shopping centers aggregated 96.5% as compared to 96.1% at December 31, 1997. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $8.99 at December 31, 1998 as compared to $8.49 at December 31, 1997. During 1998, same store sales, for those tenants required to report sales (approximately 17.5 million square feet), increased 3.0% to $231 per square foot as compared to $225 per square foot for the prior twelve month period.

         The increase in recoveries from tenants of $10.7 million was directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 1998 and 1997 shopping center acquisitions and developments. Recoveries were approximately 92.5% of operating and maintenance expenses and real estate taxes in 1998 as compared to 90.0% in 1997.

         Management fee income and other income increased by approximately
         $3.7 million which generally related to increases in (i) interest income of approximately $3.0 million, (ii) management fee income of approximately $0.6 million primarily related to the acquisition of four properties owned through joint ventures and the formation of a joint venture in September 1998, (iii) development fee income of approximately $0.7 million and (iv) other income of approximately $0.6 million. These increases were offset by a decrease in lease termination fees of $1.2 million.

Expenses from Operations

         Rental operating and maintenance expenses for the year ended December 31, 1998 increased $3.9 million, or 24.3%, to $20.0 million as compared to $16.1 million in 1997. An increase of $5.2 million was attributable to the 53 shopping centers acquired and developed in 1998 and 1997. This increase was offset by decreases of $0.6 million related to the Core Portfolio Properties generally associated with lower maintenance activities in 1998 as compared to 1997 at a majority of the Company's shopping centers, and $0.7 million relating to the sale and/or transfer of 12 properties in 1998 and 1997.

         Real estate taxes increased $6.5 million, or 32.5%, to $26.5 million for the year ended December 31, 1998 as compared to $20.0 million in 1997. This increase was primarily attributable to the growth related to the 53 shopping centers acquired and developed in 1998 and 1997 which contributed $7.5 million of the increase and an additional $0.8 million increase primarily related to expansions associated with the Core Portfolio Properties. These increases were offset by a decrease of $1.8 million relating to the sale and/or transfer of 12 properties in 1997 and 1998.

         General and administrative expenses increased $1.8 million, or 16.8%, to $12.9 million for the year ended December 31, 1998 as compared to $11.1 million in 1997. The increase is attributable to the growth of the Company primarily related to the 1998 and 1997 acquisitions, expansions and developments. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. Total general and administrative expenses were approximately 3.8% and 4.4% of total revenues, including revenues of joint ventures, for the years ended December 31, 1998 and 1997, respectively.

         Depreciation and amortization expense increased $10.9 million, or 33.6%, to $43.2 million for the year ended December 31, 1998 as compared to $32.3 million in 1997. The increase was primarily attributable to the growth related to the 53 shopping centers acquired and developed in 1998 and 1997 which contributed an $11.4 million increase and an additional $1.3 million increase related to the expansions and improvements associated with the Core Portfolio Properties. These increases were offset by a decrease of $1.8 million relating to the sale and/or transfer of 12 properties in 1998 and 1997.

         Interest expense, net of amounts capitalized, increased $21.6 million, or 60.9%, to $57.2 million for the year ended December 31, 1998 as compared to $35.6 million in 1997. The overall increase in interest expense was primarily related to the acquisition and development of 53 shopping centers during 1998 and 1997. The weighted average debt outstanding and related weighted average interest rate during 1998 was $911.7 million and 7.4%, respectively, as compared to $510.5 million and 7.7%, respectively, during 1997. Interest capitalized, in conjunction with development and expansion projects, was $9.9 million for the year ended December 31, 1998 as compared to $4.0 million in 1997.

Other

         Equity in net income of joint ventures increased $2.0 million, or 18.3%, to $12.9 million in 1998 as compared to $10.9 million in 1997. This increase is primarily attributable to the joint ventures formed/acquired during 1998 which aggregated approximately $3.2 million of income of which $1.3 million relates to the acquisition of four joint venture interests acquired from Continental Real Estate Companies ("Continental") of Columbus, Ohio during the first half of 1998. An additional $1.2 million relates to the formation of a joint venture in September 1998 with DRA Advisors whereby the Company contributed six wholly owned shopping centers to a newly formed joint venture in exchange for cash of $192 million and a 50% joint venture interest. The remaining $0.7 million increase primarily relates to various other recently formed joint ventures including Merriam, Nassau Pavilion, Prudential, Oliver McMillan and Sansone Management Company. The above increases were offset by a decrease in net income from the Community Center Joint Ventures of approximately $1.0 million, primarily associated with an increase in interest costs relating to the refinancing of the variable rate bridge financings to long term fixed rate financing in May 1997.

         Equity in net income of minority equity investment of $0.7 million relates to the Company's investment in American Industrial Properties ("AIP") (NYSE: IND) for the period July 30, 1998 to December 31, 1998.

         The expense relating to minority interests increased $2.3 million, to $3.3 million for the year ended December 31, 1998 as compared to $1.0 million in 1997. The increase generally relates to the Company's issuance of operating partnership units ("OP Units") as partial consideration for 21 shopping centers acquired in 1998. These OP Units are exchangeable into approximately 4.6 million common shares of the Company. This increase is offset by the Company's purchase, in March 1998, of the minority interest in one shopping center located in Cleveland, Ohio, for approximately $16.3 million. The minority equity interest expense primarily represents the priority distributions associated with such interests.

         The extraordinary item, which aggregated $0.9 million for the year ended December 31, 1998, relates to the write-off of unamortized deferred finance costs associated with the Company's former $150 million revolving credit facility which was replaced with a $375 million revolving credit agreement.

Net Income

         Net income increased $10.4 million to $77.9 million for the year ended December 31, 1998 as compared to $67.5 million in 1997. The increase in net income was primarily attributable to increased net operating revenues (total revenues less operating and maintenance expenses, real estate taxes, and general and administrative expense) aggregating $46.7 million, resulting from new leasing, re-tenanting and expansion of Core Portfolio Properties, and the 53 shopping centers acquired and developed in 1998 and 1997. An additional increase of $2.7 million related to equity income from joint ventures and minority investment in AIP. The increase in net operating revenues and equity in net income from joint ventures and minority investment in AIP was offset by increases in interest expense, depreciation and amortization, minority expense, extraordinary item and a reduction of gain on sales of real estate of $21.6 million, $10.9 million, $2.3 million, $0.9 million and $3.3 million, respectively.

COMPARISON OF 1997 TO 1996 RESULTS OF OPERATIONS
------------------------------------------------

Revenues from Operations

         Total revenues increased $38.3 million, or 29.3%, to $169.2 million for the year ended December 31, 1997 as compared to $130.9 million in 1996. Base and percentage rents for 1997 increased $28.2 million, or 28.7%, to $126.3 million as compared to $98.1 million in 1996. Approximately $3.5 million of the increase in base and percentage rental income was the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1996), an increase of 4.0% over 1996 revenues from Core Portfolio Properties. The 12 shopping centers acquired by the Company in 1997 and 1996 contributed $23.7 million of additional revenue and the four new shopping center developments contributed $4.0 million. The above increases were offset by the contribution of two properties to a joint venture in September 1996 which reduced base and percentage rental revenue by $3.0 million.

         At December 31, 1997, the occupancy rate of the Company's shopping centers aggregated 96.1% as compared to 94.8% at December 31, 1996. At December 31, 1997, the Company's portfolio was actually 96.7% leased, including leases signed where occupancy had not occurred as of that date. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $8.49 at December 31, 1997 as compared to $7.85 at December 31, 1996. During 1997, same store sales, for those tenants required to report sales (approximately 12.6 million square feet), increased 4.17% to $230.59 per square foot as compared to $221.35 per square foot for the prior twelve month period.

         The increase in recoveries from tenants of $8.2 million was directly related to the increase in operating and maintenance expenses and real estate taxes associated with the 1997 and 1996 shopping center acquisitions and developments. Recoveries were approximately 90.0% of operating and maintenance expenses and real estate taxes in 1997 as compared to 89.4% in 1996.

         Management fee income and other income increased by approximately
         $1.9 million which generally related to an increase in interest income of approximately $0.9 million, management fee income of approximately $0.5 million, development fee income of approximately $0.3 million and kiosk income (temporary tenants) of approximately $0.2 million.

Expenses from Operations

         Rental operating and maintenance expenses for the year ended December 31, 1997 increased $3.7 million, or 30.2%, to $16.1 million as compared to $12.4 million in 1996. An increase of $2.7 million was attributable to the 16 shopping centers acquired and developed in 1997 and 1996 and an increase of $1.0 million was related to the Core Portfolio Properties generally associated with increased maintenance activities at a majority of the Company's shopping centers.

         Real estate taxes increased $5.4 million, or 37.1%, to $20.0 million for the year ended December 31, 1997 as compared to $14.6 million in 1996. This increase was primarily attributable to the growth related to the 16 shopping centers acquired and developed in 1997 and 1996 which contributed $5.1 million of the increase with the remaining $0.3 million increase primarily related to expansions associated with the Core Portfolio Properties.

         General and administrative expenses increased $3.0 million, or 35.9%, to $11.1 million for the year ended December 31, 1997 as compared to $8.1 million in 1996. The increase was primarily attributable to the growth of the Company associated with the 1997 and 1996 acquisitions, expansions and developments and increases in various incentive and deferred compensation costs. The Company maintains a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company expensed all internal costs associated with acquisitions. Total general and administrative expenses were approximately 4.4% and 4.2% of total revenues, including revenues of joint ventures, for the years ended December 31, 1997 and 1996, respectively.

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

Other

         Equity in net income of joint ventures increased $2.2 million, or 25.1%, to $10.9 million in 1997 as compared to $8.7 million in 1996. A net increase of $0.8 million was attributable to the Community Center Joint Ventures primarily associated with the completion of construction at three of the ten shopping centers which were under construction at the date of acquisition and a gain on sale of land. The aforementioned increases were offset by an increase in interest costs associated with the refinancing of variable rate bridge financing to long term fixed rate financing in May 1997. An increase of $0.8 million was related to the formation of a joint venture with Ohio State Teachers Retirement Systems ("OSTRS") in September 1996. An increase of $0.4 million was related to the formation of a joint venture in January 1997 which acquired a shopping center in San Antonio, Texas. An increase of $0.2 million was related to the expansion and redevelopment of Liberty Fair Mall in the Martinsville, Virginia joint venture.

         The minority interest expense of $1.0 million for the year ended December 31, 1997 related to the minority equity in three shopping center properties acquired by the Company during 1997. The charge to income represents the priority distributions associated with the minority equity interests.

         Gain on sales of real estate aggregated $3.5 million for the year ended December 31, 1997. In March 1997, the Company sold two business centers in Highland Heights, Ohio aggregating approximately 113,000 square feet for approximately $5.7 million. The two business centers had been vacant for approximately 18 months.

Net Income

         Net income increased $18.0 million to $67.5 million for the year ended December 31, 1997 as compared to $49.5 million in 1996. The increase in net income was attributable to increased net operating revenues (total revenues less operating and maintenance expenses, real estate taxes, and general and administrative expense) aggregating $26.3 million, resulting from new leasing, re-tenanting and expansion of Core Portfolio Properties, and the 16 shopping centers acquired and developed in 1997 and 1996. An additional increase of $2.2 million related to increased equity in net income of joint ventures and an increase of $3.5 million related to the gain on sale of real estate. The increase in net operating revenues, equity income from joint ventures and gain on sale of real estate was offset by increases in depreciation and amortization, interest expense and minority interest of $7.3 million, $5.7 million and $1.0 million, respectively.

FUNDS FROM OPERATIONS
---------------------

         Management believes that Funds From Operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains on sales of real estate, non-recurring charges and extraordinary items, adjusted for certain non-cash items, principally real property depreciation, equity in net income from its joint ventures and equity income from its minority equity investment and adding the Company's proportionate share of FFO of its unconsolidated joint ventures and minority equity investment, determined on a consistent basis.

         The Company calculates FFO in accordance with the foregoing definition, which is currently used by the National Association of Real Estate Investment Trusts ("NAREIT"). Certain other real estate companies may calculate FFO in a different manner.

         In 1998, FFO increased $26.1 million, or 30.0%, to $113.0 million as compared to $86.9 million and $64.6 million in 1997 and 1996, respectively. The increases in each year were attributable to the continuing increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company's calculation of FFO is as follows (in thousands) set forth in the table below:


                                               Year ended December 31,
                                         1998            1997            1996
                                      ---------       ---------       ---------

Net income applicable to
   common shareholders(1)             $  57,969       $  53,322       $  35,342
Depreciation and amortization
    of real estate investments           42,631          31,955          24,832
Equity in net income of joint
   ventures                             (12,888)        (10,893)         (8,710)
Equity in net income of minority
   equity investment                       (686)              -               -
Joint ventures' FFO(2)                   20,779          16,077          13,172
Minority equity investment FFO            1,493               -               -
Minority interest (OP Units)              3,069              10               -
Gain on sales of real estate               (248)         (3,526)              -
Extraordinary item                          882               -               -
                                      ---------       ---------       ---------
                                      $ 113,001       $  86,945       $  64,636
                                      =========       =========       =========

(1) Includes straight-line rental revenues, which approximated $3.3 million, $2.0 million and $0.7 million in 1998, 1997 and 1996, respectively, primarily relating to recent acquisitions and new developments.

(2) Joint ventures' FFO is summarized as follows (in thousands):



                                          Year ended December 31,
                                     1998           1997           1996
                                   --------       --------       --------

Net income(a)                      $ 25,070       $ 22,132       $ 17,419
Depreciation and amortization
   of real estate investments        16,009         11,658          8,924
Gain on sales of real estate           (314)        (1,085)             -
                                   --------       --------       --------
                                   $ 40,765       $ 32,705       $ 26,343
                                   --------       --------       --------
DDRC ownership interests(b)        $ 20,779       $ 16,077       $ 13,172
                                   ========       ========       ========

(a) Includes straight-line rental revenue of approximately $3.1 million, $2.9 million and $2.3 million in 1998, 1997 and 1996, respectively. The Company's proportionate share of straight-line rental revenues was $1.5 million, $1.4 million and $1.1 million in 1998, 1997 and 1996, respectively.

(b) At December 31, 1998, the Company owned a 50% joint venture interest relating to 23 operating shopping center properties, an 80% joint venture interest in two operating shopping center properties, a 35% joint venture interest in one operating shopping center property, a 25% interest in the Prudential Retail Value Fund and a 50% joint venture interest in a real estate management company located in St. Louis, MO. At December 31, 1997, the Company owned a 50% joint venture interest in 13 operating shopping center properties and a 35% joint venture interest in one shopping center property. At December 31, 1996, the Company owned a 50% joint venture interest in 13 shopping center properties.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing revolving credit facilities, as well as other debt and equity alternatives will provide the necessary capital to achieve continued growth. Cash flow from operating activities for 1998 increased to $137.5 million as compared to $94.4 million in 1997. The increase was attributable to the 53 shopping center acquisitions and developments completed in 1998 and 1997, new leasing, expansion and re-tenanting of the Core Portfolio Properties and the equity offerings completed in 1998 and 1997.

         The Company satisfied its REIT requirement of distributing at least
         95% of ordinary taxable income with declared common and preferred share dividends of $95.1 million in 1998 as compared to $79.7 million and $66.0 million in 1997 and 1996, respectively. Accordingly, federal income taxes were not incurred at the corporate level. The Company's common share dividend payout ratio for the year approximated 67.0% of its 1998 FFO as compared to 75.3% and 80.3% in 1997 and 1996, respectively.

         An increase in the 1999 quarterly dividend per common share to $0.35 from $0.3275 was approved in February 1999 by the Company's Board of Directors. It is anticipated that the new dividend level will continue to result in a conservative payout ratio. A low payout ratio enables the Company to retain more capital which will be utilized towards attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

ACQUISITIONS, DEVELOPMENTS AND EXPANSIONS
-----------------------------------------

         During the three year period ended December 31, 1998, the Company and its joint ventures expended $1.8 billion, net, to acquire, develop, expand, improve and re-tenant its properties as follows (in millions):

                                              1998              1997         1996
                                            --------          --------     --------
COMPANY:
   Acquisitions                             $  688.4(1)       $  267.9     $  113.9
   Completed expansions                         11.2              29.8         24.6
   Developments and
     construction in progress                  115.0              41.1         48.2
   Tenant improvements, building
     renovations and furniture
     and fixtures                                6.7               4.2          1.1
   Minority equity investments                  94.8(2)              -            -
   Other real estate investment                    -              72.1            -
                                            --------          --------     --------
                                               916.1             415.1        187.8
   Less real estate sales and property
     contributed to joint ventures            (328.8)             (8.9)       (44.5)
                                            --------          --------     --------
       Company Total                           587.3             406.2        143.3
                                            --------          --------     --------

JOINT VENTURES:
   Acquisitions / Contributions                489.3(3)           38.8         42.8
   Completed expansions                            -               9.2            -
   Developments and
     construction in progress                   86.7              31.9         47.1
   Tenant improvements and
     building renovations                        1.8               0.2            -
                                            --------          --------     --------
                                               577.8              80.1         89.9
       Less real estate sales                  (33.8)             (6.1)           -
                                            --------          --------     --------
       Joint Ventures Total                    544.0              74.0         89.9
                                            --------          --------     --------
                                            $1,131.3          $  480.2     $  233.2
                                            ========          ========     ========

(1) Includes developments and construction in progress aggregating $64.9 million at the date of acquisition.

(2) Represents the Company's equity investment in AIP of $80.7 million, which approximated an ownership share of 34.5%, and notes receivable of $14.1 at December 31, 1998.

(3) Includes transfers aggregating $323.1 million from the Company and the acquisition of joint venture interests aggregating $166.2 million.

Acquisitions 1998

         During 1998, the Company and its joint ventures completed the acquisition of, or investment in 41 shopping centers aggregating 7.4 million square feet of Company owned gross leasable area (GLA) for an aggregate investment of approximately $854.6 million.

         In March 1998, in a single transaction with Continental, the Company completed the acquisition of 10 shopping centers, two of which were acquired through joint ventures. The 10 shopping centers total 1.2 million gross square feet of Company-owned retail space. The aggregate cost of these centers was $91.9 million. In April 1998, the Company acquired from Continental, interests in three additional shopping centers located in the Columbus, Ohio area, two of which are owned through joint ventures. Combined, these shopping centers have approximately 1.0 million square feet of total GLA. The Company's proportionate share of the investment cost will approximate $93.4 million upon completion of approximately 18,000 square feet which is currently under construction.

         In April 1998, the Company acquired the remaining ownership interest in a 584,000 square foot shopping center in Princeton, New Jersey at a total cost of approximately $36.4 million. The Company had invested approximately $7.8 million in the shopping center at the end of December 1997.

         In July 1998, the Company acquired from Hermes Associates of Salt Lake City, Utah, nine shopping centers, one office building and eight additional expansion, development or redevelopment projects. The nine shopping centers total 2.4 million square feet of total GLA. The total consideration for this portfolio was approximately $309 million. In addition, the Company also acquired 13 shopping centers aggregating approximately 1.5 million square feet of GLA in the St. Louis area from the Sansone Company. The Company also acquired a 50% ownership interest in The Sansone Group's management Company and development company. The Company's net investment in this portfolio aggregated $163 million.

         On August 4, 1998 the Company, in a joint release with American Industrial Properties REIT [NYSE:IND] ("AIP"), announced the execution of a definitive agreement providing for the strategic investment in AIP by the Company. Under the terms of the Share Purchase Agreement ("Agreement") dated as of July 30, 1998, the Company purchased 949,147 newly issued common shares of beneficial interest at $15.50 per share for approximately $14.7 million. Under the terms of a separate agreement, also dated as of July 30, 1998, the Company, in exchange for five industrial properties owned by the Company with a net book value of $7.4 million and valued at approximately $19.5 million, acquired approximately 1.3 million additional newly issued AIP shares of beneficial interest. Concurrent with entering into the Agreement, AIP increased its Board of Trust Managers by four positions and appointed the Company's designees Scott A. Wolstein, Albert T. Adams, Robert H. Gidel and James A. Schoff to the Board. Mr. Wolstein was named AIP's Chairman of the Board.

         On November 20, 1998, the shareholders of AIP approved additional purchases by the Company of approximately 5.2 million newly issued shares of AIP for $81.0 million. As of December 31, 1998 the Company had purchased 3.7 million of these additional shares for approximately $57.1 million. Combined, the Company's acquired shares represented 34.5% of AIP's total outstanding shares as of December 31,1998. In addition the Company advanced $14.1 million to AIP in the form of a note with interest at 10.25%. These advances were repaid in January 1999. In January 1999, the Company acquired an additional 3,410,615 shares of AIP at an aggregate cost of $51.8 million of which approximately 1.5 million shares were acquired at a price of $15.50 per share and 1.9 million shares were acquired at a price of $14.93 per share. These shares were purchased in conjunction with AIP's acquisition of a portfolio of properties for approximately $129.8 million. As of March 4, 1999, the Company owned approximately 45.5% of AIP's outstanding shares. Pursuant to the Agreement, AIP may, under certain circumstances and subject to certain limitations, exercise a put right that would require the Company to purchase additional common or convertible preferred shares of AIP at a price not to exceed $15.50 and $14.00 per share, respectively, for a total amount not to exceed $172.1 million as of March 4, 1999. AIP can only exercise its right to these additional shares, for the sole purpose of financing property acquisitions approved by AIP's Board of Trust Managers.

         In September 1998, the Company entered into a 50/50 joint venture with DRA Advisors. In conjunction with this joint venture the Company contributed properties valued at approximately $238 million to the joint venture and DRA contributed cash of approximately $42 million. In addition, the joint venture entered into a $156 million, seven year mortgage with a coupon interest rate of 6.64%. Net proceeds aggregating approximately $192 million were distributed to the Company and used to repay borrowings on the Company's revolving credit facilities. The Company will continue to manage the centers and receive market fees for these services.

         On December 31, 1998 the Company acquired a 50% ownership interest in a 389,000 square foot shopping center in Leawood, Kansas. The Company's investment aggregated approximately $18 million and was comprised of an equity investment of approximately $12.3 million and a note receivable of $5.7 million.

Expansions 1998

         The Company is currently expanding nine shopping centers at an aggregate projected cost of $42.7 million. During 1998, the Company completed seven expansion projects at an aggregate cost of $11.2 million. The Company is currently expanding/redeveloping nine of its shopping centers aggregating approximately 660,000 square feet of Company owned GLA and will continue to pursue additional expansion opportunities. The Company and its joint ventures currently have approximately 144 acres of undeveloped land consisting of 71 parcels, primarily adjacent to its existing shopping centers, available for development, expansion or sale.

Developments 1998

         The Company has five shopping centers under construction at December 31, 1998. The first is a 445,000 square foot shopping center in Merriam, Kansas which is being developed through a joint venture formed in October 1996, 50% of which is owned by the Company. This center is anchored by Home Depot (not owned by the Company), Cinemark Theaters, Hen House Supermarket, OfficeMax, Marshalls, Old Navy and PETsMART. Construction of this shopping center was substantially completed by December 31, 1998. The second is a 200,000 square foot second phase of the Company's Erie, Pennsylvania center scheduled to be completed in the Fall of 1999 and is to be anchored by Home Depot (not owned by the Company), PETsMART and Circuit City. Additionally, the Company has also commenced the construction of a 280,000 square foot shopping center in Toledo, Ohio, a 185,000 square foot shopping center in Solon, Ohio and a 220,000 square foot shopping center in Oviedo, Florida (a suburb of Orlando). All three centers are scheduled for completion during 1999 with several tenants opening in the fourth quarter of 1998. The Company is also pursuing additional development projects in Meridian, Idaho, Riverdale, Utah and Coon Rapids, Minnesota.

         The Company has entered into joint venture development agreements for six additional projects with various developers throughout the country at a projected cost aggregating approximately $237 million. Several of these projects have commenced development and are currently scheduled for completion in 1999 or 2000. At December 31, 1998 the Company had invested approximately $30.7 million in these projects. It is anticipated that several of these joint venture projects will be developed through the Prudential Retail Value Fund. The majority of the project costs are expected to be provided through construction loans guaranteed by Prudential. Prudential will be responsible for 75% of any funding requirements and the Company will be responsible for the remaining 25%. The Company and Prudential will be entitled to receive a priority return on equity capital advances at rates not lower than 10.5%.

         In May 1998, the Company formed DDR OliverMcMillan ("DDROM"), with OliverMcMillan, LLC, based in San Diego, California to develop, acquire, operate and manage urban entertainment and retail projects throughout the United States. DDROM's initial investments are comprised of six OliverMcMillan urban entertainment and retail projects located in Southern California and Reno, Nevada with a projected cost of approximately $223 million. Construction is scheduled to commence at five of the six projects, generally during the second half of 1999. At December 31, 1998 the Company had advanced approximately $13 million relating to land acquisitions and predevelopment activities. Nonrecourse construction financing will be obtained for each project, generally estimated to be in excess of 70% of the total cost of construction. The Company is entitled to receive a priority return on capital advances at a rate of 10.5%.

1997 Activity

         During 1997, the Company acquired seven shopping centers aggregating
         2.4 million square feet of Company owned GLA for an aggregate investment of approximately $267.9 million. In addition, in January 1997, the Company entered into a joint venture with certain institutional investors which are advised by DRA Advisors, Inc. to acquire a 0.3 million square foot shopping center located in San Antonio, Texas. The aggregate cost of the shopping center was approximately $38.3 million of which the Company's proportionate ownership share is 35%. The Company also contributed approximately $0.5 million of additional assets to the OSTRS Joint Venture during 1997.

         During 1997, the Company and its joint ventures completed expansions and redevelopment's aggregating approximately 0.8 million square feet at an aggregate cost of approximately $39.0 million at 13 of its shopping centers.

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

1996 Activity

         During 1996, the Company acquired five shopping centers aggregating 1.1 million square feet of Company owned GLA for an aggregate purchase price of approximately $113.9 million.

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

         During 1996, the Company completed the first phase of a 520,000 square foot shopping center development in Canton, Ohio for an aggregate cost of $21.2 million. This property was contributed into the joint venture with OSTRS as discussed above. The Company also completed the development of the initial phase of a shopping center in Aurora, Ohio aggregating approximately 84,000 square feet at a total cost of $4.9 million. Construction had also commenced on the development of four additional shopping centers aggregating approximately 1.7 million square feet for an aggregate projected cost of approximately $117 million. In addition, the Company completed the development of the Independence, Missouri shopping center, which is one of the three Community Center Joint Venture properties acquired while under development in 1995 through the Homart transactions. The remaining two shopping centers under development, located in Framingham, Massachusetts and Atlanta, Georgia, were in the final stages of construction. As of December 31, 1996, the majority of tenants had opened at each of these centers.

FINANCING ACTIVITIES
--------------------

         The above acquisitions, developments and expansions were generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, unsecured public debt, common and preferred equity offerings, joint venture capital and OP Units. Total debt outstanding at December 31, 1998 was $1.0 billion as compared to $668.5 million and $478.4 million at December 31, 1997 and 1996, respectively. In 1998, the Company increased total debt by $332.0 million primarily to fund acquisitions, developments, expansions and other real estate investments.

         During 1998, the Company issued an aggregate of $200 million of senior unsecured fixed rate notes through its Medium Term Note Program. In January 1998, $100 million of Senior Notes were issued with a maturity of 10 years and an interest rate of 6.625% and in July 1998, $100 million of Senior Notes were issued with a maturity of 20 years and an interest rate of 7.5%. The proceeds were used to repay variable rate borrowings on the Company's revolving credit facilities primarily incurred with shopping center acquisitions.

         During 1998, the Company amended and restated its revolving credit facility and increased the available borrowings to $375 million from $150 million, reduced the pricing to 0.85% over LIBOR from 1.10% over LIBOR and extended the term for an additional year through April 2001. The amended and restated facility also continues to provide for a competitive bid option for up to 50% of the facility amount. The Company recognized a non cash extraordinary charge of approximately $0.9 million ($0.01 per share) in the first quarter of 1998 relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility. The Company also increased the amount of its other unsecured revolving credit facility to $20 million from $10 million.

         In April 1998, the Company completed a 669,639 common share offering (pre-split), through a registered unit investment trust, and received net proceeds of approximately $25.3 million which were primarily used to repay borrowings on the Company's revolving credit facilities.

         In July 1998, the Company completed the sale of 4,000,000 Class C Depositary Cumulative Redeemable Preferred Shares. In August and September 1998, the Company completed the sale of 2,160,000 Class D Depositary Cumulative Redeemable Preferred Shares. The aggregate net proceeds of approximately $148.3 million were used to repay variable rate borrowings on the Company's unsecured revolving credit facilities.

         In July 1998, the Company announced that the Board of Directors approved a two-for-one share split to shareholders of record on July 27, 1998 in the form of a share dividend. On August 3, 1998 each shareholder received one common share for each common share held on that date.

         In December 1998, the Company completed a private placement of $35 million with AEW Targeted Securities Fund, L.P., an investment partnership managed by AEW Capital Management, L.P. ("AEW"). This private placement was a combination of preferred equity securities and a warrant to purchase approximately 1.6 million common shares at a price of $21-5/8 per share or 1.4 million Class D Depositary Cumulative Redeemable Preferred Shares at a price of $25.00 per share. The proceeds from this private placement were used to repay borrowings on the Company's revolving credit facilities. These preferred equity securities are structured as 8.5% cumulative redeemable preferred units of DDRC Great Northern L.P., a wholly owned consolidated entity. The preferred units are redeemable by DDRC Great Northern L.P. after five years. In addition, if the warrant is exercised the Company has the right to redeem the preferred units. Generally, the warrant has a perpetual term, but will expire upon redemption of the preferred units. The preferred equity securities and warrant were structured to function as a convertible preferred security.

         In December 1998, the Company completed a 3,000,000 common share offering, and received net proceeds of approximately $52.5 million which were used to repay borrowings on the Company's revolving credit facilities.

         During 1998 the Company also issued approximately 4.6 million OP Units valued at approximately $91.4 million in conjunction with certain property acquisitions. Each OP Unit is exchangeable into one common share of the Company's stock or cash, at the Company's option. The OP Units were issued at prices ranging from $19.53 to $20.11 per unit.

         A summary of the aggregate gross proceeds raised through the issuance of common shares, preferred shares, preferred partnership units, warrants, senior unsecured notes, construction loans and OP Units issued as consideration for the purchase of real estate assets aggregated $1,089.2 million during the three year period ended December 31, is as follows (in millions):


                                                 1998        1997        1996
                                                ------      ------      ------
EQUITY:
   Common shares                                $ 80.9      $204.1      $ 75.6
   Operating partnership units                    91.4         0.4           -
   Class B preferred shares                          -           -         4.4
   Class C preferred shares                      100.0           -           -
   Class D preferred shares                       54.0           -
   Preferred partnership units and warrant        35.0           -           -
                                                ------      ------      ------
         Total Equity                            361.3       204.5        80.0

DEBT:
   Senior fixed rate notes                       200.0       102.0       111.7
   Construction loans                             29.7           -           -
                                                ------      ------      ------
                                                $591.0      $306.5      $191.7
                                                ======      ======      ======


         During 1998, Convertible Debentures in the aggregate amount of $6.8 million converted into 0.4 million common shares. At December 31, 1998, the Company had $40.1 million of its 7% convertible debentures outstanding with a maturity date of August 1999 and a conversion price of $16.6875 per common share.

         During the year ended December 31, 1998, the Company also assumed mortgage debt in conjunction with certain property acquisitions aggregating $133.9 million.

         In addition, in September 1998 the Company received net proceeds of approximately $192 million in conjunction with the formation of a joint venture with DRA. (See 1998 acquisitions). The proceeds were used to repay borrowings on the Company's revolving credit facilities.

         In November 1998, eleven members of the Company's executive committee acquired 974,633 common shares, primarily from the exercise of previously granted stock options. These purchases increased the ownership of common shares by senior management to 3.7%. The purchase raised approximately $15 million and was funded through a third-party financed personal loan program guaranteed by the Company.

         On February 19, 1999, DDR's Board of Directors granted the executive officers of the Company the right to implement a common share buy-back program in response to what the Company's executive committee believes to be an undervaluation of the Company's common shares. Under the terms authorized by the Board of Directors, the Company may, during the six month period beginning February 22, 1999, purchase common shares of the Company in the open market, at price levels not to exceed 120% of the closing price of the securities on February 22, 1999 ($15.50), up to a maximum value of $50 million. It is not the Company's intention to increase the leverage on its balance sheet through this stock buy-back program. Acquisitions of shares may be made to limit shareholder dilution which may arise as a result of the issuance of OP Units in conjunction with property acquisitions. The Company may also invest portions of the proceeds from the sale of properties to purchase its own shares.

CAPITALIZATION
--------------

         At December 31, 1998, the Company's capitalization consisted of $1.0 billion of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $369.6 million), $338.8 million of preferred stock and preferred partnership units and $1.2 billion of market equity (market equity is defined as common shares outstanding and operating partnership units outstanding multiplied by the closing price per common share on the New York Stock Exchange at December
         31, 1998 of $17.75) resulting in a debt to total market capitalization ratio of .40 to 1.0 as compared to the ratios of .36 to 1.0 and .33 to
         1.0 at December 31, 1997 and 1996, respectively. At December 31, 1998, the Company's total debt consisted of $836.3 million of fixed rate debt and $164.2 million of variable rate debt.

         It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financings in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. In February 1999, the Company filed a shelf registration statement with the Securities and Exchange Commission under which $750 million of debt securities, preferred shares or common shares may be issued. In addition, as of December 31, 1998, the Company had $263.0 million available under its $395.0 million of unsecured revolving credit facilities. As of December 31, 1998, the Company also had 106 operating properties with $151.2 million, or 69.2%, of the total revenue for the year ended December 31, 1998 which were unencumbered thereby providing a potential collateral base for future borrowings.

INFLATION
---------

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

ECONOMIC CONDITIONS
-------------------

         Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate sections and geographic regions with differing intensities and at different times. Adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The shopping centers are typically anchored by one or more discount department stores (usually Wal-Mart, Kmart, Target, Kohl's, TJ Maxx/Marshalls), supermarkets and drug stores which generally offer day-to-day necessities, rather than high-priced luxury items. Since these merchants typically perform better in an economic recession than those who market high priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

         During 1998 and 1997, certain national and regional retailers have experienced financial difficulties and several have filed for protection under bankruptcy laws. Although the Company has experienced an increase in the number of tenants filing for protection under bankruptcy laws, the Company has not incurred any significant financial losses through March 4, 1999 with regard to the Company's portfolio of tenants. During 1998, Homeplace filed for protection under Chapter 11 of the bankruptcy laws. Homeplace currently occupies 634,000 square feet of GLA in shopping centers owned by the Company and its joint ventures and represents 2.7% of the Company's and its joint ventures combined annualized base rental revenues for the year ended December 31, 1998. As of March 4, 1999 all of the Company's Homeplace stores continued to operate. The Company believes that the quality of the real estate where the Homeplace stores are located, is such that the releasing of the space at similar terms, would generally not be difficult in the event that Homeplace would reject any of its leases.

Year 2000

         The Year 2000 issue ("Year 2000") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive hardware and software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, collect rents, or engage in similar normal business activities.

         The Company believes that it has identified all of its information technology ("IT") and non-IT systems to assess the Year 2000 readiness. Critical IT systems include, but are not limited to: accounts receivable and rent collections, accounts payable and general ledger, human resources and payroll (both property and corporate levels), cash management, fixed assets, all IT hardware (such as desktop/laptop computers and data networking equipment). Critical non-IT systems include telephone systems, fax machines, copy machines as well as property environmental, health safety and security systems (such as elevators and alarm systems).

         The Company has conducted an assessment of its core internal and external IT systems. The majority of these systems are currently Year 2000 compliant or are in the process of being modified to be compliant. The Company is currently in the process of determining its exposure to any non-IT systems that are not Year 2000 compliant and believes that all such systems will have been identified, evaluated and completed with respect to their Year 2000 compliance by the close of the third quarter of 1999.

         To date, the Company has expended approximately $40,000 and expects to expend an additional $70,000 in connection with upgrading building management, mechanical and computer systems. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

         In some cases, various third party vendors have been queried on their Year 2000 readiness. The Company continues to query its significant suppliers and vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Company is not aware of any significant supplier or vendors with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, there can be no assurances that the systems of other companies, on which the Company's systems rely, will be timely converted and would not have an adverse effect on the Company's systems.

         The Company believes it has an effective program in place that will resolve the Year 2000 issue in a timely manner. Aside from catastrophic failure of banks or governmental agencies, the Company believes that it could continue its normal business operations if compliance by the Company is delayed. The Company does not intend to develop a formal contingency plan, as the Company believes that all critical systems will be Year 2000 compliant. The Company does not believe that the Year 2000 issue will materially impact its results of operations, liquidity or capital resources.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

         The Company's primary market risk exposure is interest rate risk. At December 31, 1998, approximately 83.6% of the Company's debt (excluding joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 7.9 years and a weighted average interest rate of approximately 7.6%. The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 2.3 years and a weighted average interest rate of approximately 6.5% at December 31, 1998. As of December 31, 1998, the Company's joint ventures, indebtedness aggregated $601.6 million of fixed rate debt, of which the Company's proportionate share was $310.0 million, and $117.2 million of variable rate debt, of which the Company's proportionate share was $59.6 million. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities in order to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

         At December 31, 1998, the fair value of the Company's fixed rate debt amounted to a liability of $823.5 million (excluding joint venture debt) compared to its carrying amount of $836.3 million. The fair value of the Company's proportionate share of joint venture fixed rate debt was $315.8 million compared to its carrying amount of $310.0 million. The Company estimates that a 100 basis point decrease in market interest rates at December 31,1998 would have changed the fair value of the Company's fixed rate debt and proportionate share of joint ventures fixed rate debt to a liability of $866.1 million and $319.7 million, respectively. The sensitivity to changes in interest rates of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above. The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes. Accordingly, the cost of obtaining such protection agreements in relation to the Company's access to capital markets will continue to be evaluated.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item 10 is incorporated by reference to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 18, 1999, and the information under the heading "Executive Officers" in Part I of this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 18, 1999.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 18, 1999.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the "Certain Transactions" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 18, 1999.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

         a) 1. Financial Statements

               The following documents are filed as part of this report:

                  Report of Independent Accountants - Developers Diversified Realty Corporation

                  Consolidated Balance Sheets as of December 31, 1998 and 1997.

                  Consolidated Statements of Operations for the three years ended December 31, 1998.

                  Consolidated Statements of Shareholders Equity for the three years ended December 31, 1998.

                  Consolidated Statements of Cash Flows for the three years ended December 31, 1998.

                  Notes to Consolidated Financial Statements

            2. Financial Statement Schedules

               The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:

               Schedule
               --------

               II Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 1998

               III  Real Estate and Accumulated Depreciation at
                    December 31, 1998

               Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

         b) Current Reports on Form 8-K and 8-K/A were filed on April 7, 1998, April 23, 1998, June 24, 1998, July 14, 1998, July 31, 1998,
              August 11, 1998 and December 8, 1998 in which information regarding Items 2, 5 and 7 of Form 8-K was reported.

         c)   Exhibits

              The following exhibits are filed as part of, or incorporated by reference into, this Report:

       Exhibit No.                                                                  Filed Herewith or
     Under Reg. S-K                Form 10-K                                        Incorporated Herein by
        Item 601                  Exhibit No.         Description                   Reference
        --------                  -----------         -----------                   ---------
            2                         2.1             Agreement of Purchase and     Current Report on Form 8-K
                                                      Sale, dated July 2, 1996,     (Filed with the SEC on January
                                                      between the Company and       14, 1997)
                                                      Opus Corporation for Maple
                                                      Grove Crossing Shopping
                                                      Center

            2                         2.2             Agreement of Purchase and     Current Report on Form 8-K
                                                      Sale, dated July 2, 1996,     (Filed with the SEC on January
                                                      between the Company and       14, 1997)
                                                      Opus North Corporation for
                                                      Highland Grove Shopping
                                                      Center

            2                         2.3             Agreement of Purchase and     Current Report on Form 8-K
                                                      Sale, dated July 2, 1996,     (Filed with the SEC on January
                                                      between the Company and       14, 1997)
                                                      Opus South Corporation for
                                                      Eastchase Market Shopping
                                                      Center

            2                         2.4             Agreement of Purchase and     Current Report on Form 8-K
                                                      Sale, dated July 2, 1996,     (Filed with the SEC on January
                                                      between the Company and       14, 1997)
                                                      Opus Northwest, L.L.C. for
                                                      Tanasbourne Town Center
                                                      Phase I Shopping Center

            2                         2.5             Agreement of Purchase and     Current Report on Form 8-K
                                                      Sale, dated July 2, 1996,     (Filed with the SEC on January
                                                      between the Company and       14, 1997)
                                                      Opus Southwest Corporation
                                                      for Arrowhead Crossing
                                                      Shopping Center

       Exhibit No.                                                                  Filed Herewith or
     Under Reg. S-K                Form 10-K                                        Incorporated Herein by
        Item 601                  Exhibit No.         Description                   Reference
        --------                  -----------         -----------                   ---------
            2                         2.6             Share Purchase Agreement      AIP's Current Report on Form
                                                      between the Company and       8-K (Filed with the SEC on
                                                      American Industrial           August 5, 1998, SEC file
                                                      Properties REIT ("AIP")       number 1-9016)
                                                      dated as of July 30, 1998

            2                         2.7             Amendment No. 1 to the        Amendment No. 1 to Schedule
                                                      Share Purchase Agreement      13D (Filed with the SEC with
                                                      between the Company and AIP   respect to AIP by the Company
                                                      dated as of September 14,     on September 17, 1998, SEC
                                                      1998                          file number 1-9016)

            3                         3.1             Amended and Restated          Quarterly Report on Form 10-Q
                                                      Articles of Incorporation     (Filed with the SEC on
                                                      of the Company                November 16, 1998)

            3                         3.2             Code of Regulations of the    Filed herewith
                                                      Company
            4                         4.1             Specimen Certificate for      Form S-11 Registration No.
                                                      Common Shares                 33-54930 (Filed with the SEC
                                                                                    on November 23, 1992)

            4                         4.2             Specimen Certificate for      Annual Report on Form 10-K
                                                      Depositary Shares Relating    (Filed with the SEC on March
                                                      to 9.5% Class A Cumulative    30, 1996)
                                                      Redeemable Preferred Shares

            4                         4.3             Specimen Certificate for      Annual Report on Form 10-K
                                                      9.5% Class A Cumulative       (Filed with the SEC on March
                                                      Redeemable Preferred Shares   30, 1996)

            4                         4.4             Specimen Certificate for      Annual Report on Form 10-K
                                                      Depositary Shares Relating    (Filed with the SEC on March
                                                      to 9.44% Class B Cumulative   30, 1996)
                                                      Redeemable Preferred Shares

            4                         4.5             Specimen Certificate for      Annual Report on Form 10-K
                                                      9.44% Class B Cumulative      (Filed with the SEC on March
                                                      Redeemable Preferred Shares   30, 1996)

       Exhibit No.                                                                  Filed Herewith or
     Under Reg. S-K                Form 10-K                                        Incorporated Herein by
        Item 601                  Exhibit No.         Description                   Reference
        --------                  -----------         -----------                   ---------
            4                         4.6             Form of Indemnification       Form S-11 Registration
                                                      Agreement                     No. 33-54930 (Filed with the
                                                                                    SEC on November 23, 1992)

            4                         4.7             Indenture dated as of May     Current Report on Form 8-K
                                                      1, 1994 by and between the    (Filed with the SEC on
                                                      Company and Chemical Bank,    May 27, 1994)
                                                      as Trustee

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

            4                         4.9             First Supplement to NCB       Annual Report on Form 10-K
                                                      Indenture                     (Filed with the SEC on March
                                                                                    30, 1996)

            4                        4.10             Specimen 7% Convertible       Annual Report on Form 10-K
                                                      Subordinated Debentures due   (Filed with the SEC on April
                                                      1999                          1, 1995)

            4                        4.11             Specimen Senior Note due      Annual Report on Form 10-K
                                                      2000                          (Filed with the SEC on March
                                                                                    30, 1996)

            4                        4.12             Loan Agreement dated as of    Current Report on Form 8-K
                                                      May 15, 1997, between         (Filed with the SEC on June
                                                      Community Centers One         18, 1997)
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

       Exhibit No.                                                                  Filed Herewith or
     Under Reg. S-K                Form 10-K                                        Incorporated Herein by
        Item 601                  Exhibit No.         Description                   Reference
        --------                  -----------         -----------                   ---------
            4                        4.13             Amended and Restated          Current Report on Form 8-K
                                                      Promissory Note, dated as     (Filed with the SEC on June
                                                      of May 15, 1997, between      18, 1997)
                                                      Community Centers Two
                                                      L.L.C. and Shoppers World
                                                      Community Center L.P. and
                                                      Lehman Brothers Holdings
                                                      Inc., d/b/a/ Lehman
                                                      Capital, a Division of
                                                      Lehman Brothers Holdings, Inc.

            4                        4.14             Amended and Restated          Current Report on Form 8-K
                                                      Promissory Note, dated as     (Filed with the SEC on June
                                                      of May 15, 1997, between      18, 1997)
                                                      Community Centers One
                                                      L.L.C. and Lehman Brothers
                                                      Holdings Inc., d/b/a/
                                                      Lehman Capital, a Division
                                                      of Lehman Brothers
                                                      Holdings, Inc.

            4                        4.15             Amended and Restated          Current Report on Form 8-K
                                                      Promissory Note, dated as     (Filed with the SEC on June
                                                      of May 15, 1997, between      18, 1997)
                                                      Community Centers One
                                                      L.L.C. and Lehman Brothers
                                                      Holdings Inc., d/b/a/
                                                      Lehman Capital, a Division
                                                      of Lehman Brothers
                                                      Holdings, Inc.

            4                        4.16             Amended and Restated Credit   Annual Report on Form 10-K
                                                      Agreement, dated as of        (Filed with the SEC on March
                                                      February 24, 1998, among      31, 1998)
                                                      the Company and The First
                                                      National Bank of Chicago

            4                        4.17             Form of Fixed Rate Senior     Current Report on Form 8-K
                                                      Medium - Term Note            (Filed with the SEC on
                                                                                    November 7, 1997)

       Exhibit No.                                                                  Filed Herewith or
     Under Reg. S-K                Form 10-K                                        Incorporated Herein by
        Item 601                  Exhibit No.         Description                   Reference
        --------                  -----------         -----------                   ---------
            4                        4.18             Form of Floating Rate         Current Report on Form 8-K
                                                      Senior Medium - Term Note     (Filed with the SEC on
                                                                                    November 7, 1997)

            4                        4.19             Form of Fixed Rate            Current Report on Form 8-K
                                                      Subordinated Medium - Term    (Filed with the SEC on
                                                      Note                          November 7, 1997)

            4                        4.20             Form of Floating Rate         Current Report on Form 8-K
                                                      Subordinated Medium - Term    (Filed with the SEC on
                                                      Note                          November 7, 1997)

            4                        4.21             First Amendment dated as of   Quarterly Report on Form 10-Q
                                                      June 30, 1998 to Amended      (Filed with the SEC August 14,
                                                      and Restated Revolving        1998)
                                                      Credit Agreement between
                                                      the Company and the First
                                                      National Bank of Chicago

            4                        4.22             Specimen Certificate for      Form 8-A Registration
                                                      Depositary Shares Relating    Statement (Filed with the SEC
                                                      to 8-3/8% Class C             July 2, 1998)
                                                      Cumulative Redeemable
                                                      Preferred Shares

            4                        4.23             Specimen Certificate for      Form 8-A Registration
                                                      8-3/8% Class C Cumulative     Statement (Filed with the SEC
                                                      Redeemable Preferred Shares   July 2, 1998)

            4                        4.24             Specimen Certificate for      Form 8-A Registration
                                                      Depositary Shares Relating    Statement (Filed with the SEC
                                                      to 8.68% Class D Cumulative   August 18, 1998)
                                                      Redeemable Preferred Shares

            4                        4.25             Specimen Certificate for      Form 8-A Registration
                                                      8.68% Class D Cumulative      Statement (Filed with the SEC
                                                      Redeemable Preferred Shares   August 18, 1998)

       Exhibit No.                                                                  Filed Herewith or
     Under Reg. S-K                Form 10-K                                        Incorporated Herein by
        Item 601                  Exhibit No.         Description                   Reference
        --------                  -----------         -----------                   ---------
           10                        10.1             Registration Rights           Form S-11 Registration No.
                                                      Agreement                     33-54930 (Filed with the SEC
                                                                                    on November 23, 1992)

           10                        10.2             Stock Option Plan             Form S-8 Registration
                                                                                    No. 33-74562 (Filed with the
                                                                                    SEC on January 28, 1994)

           10                        10.3             Employment Agreement          Form S-11 Registration
                                                      between the Company and       No. 33-54930 (Filed with the
                                                      Scott A. Wolstein             SEC on November 23, 1992)

           10                        10.4             Employment Agreement          Form S-11 Registration No.
                                                      between the Company and       33-54930 (Filed with the SEC
                                                      James A. Schoff               on November 23, 1992)

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
                                                      November 17, 1995 among DD
                                                      Community Centers Two, Inc.
                                                      and certain other parties
                                                      named therein

       Exhibit No.                                                                  Filed Herewith or
     Under Reg. S-K                Form 10-K                                        Incorporated Herein by
        Item 601                  Exhibit No.         Description                   Reference
        --------                  -----------         -----------                   ---------
           10                        10.8             Limited Liability Company     Annual Report on Form 10-K
                                                      Agreement dated as of         (Filed with the SEC on March
                                                      November 17, 1995 among the   30, 1996)
                                                      Company and certain other
                                                      parties named therein

           10                        10.9             Purchase and Sale Agreement   Annual Report on Form 10-K
                                                      dated as of October 16,       (Filed with the SEC on
                                                      1995 among the Company and    March 30, 1996)
                                                      certain other parties
                                                      named therein


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
                                                      and Scott A. Wolstein.


       Exhibit No.                                                                  Filed Herewith or
     Under Reg. S-K                Form 10-K                                        Incorporated Herein by
        Item 601                  Exhibit No.         Description                   Reference
        --------                  -----------         -----------                   ---------
           10                        10.15            Program Agreement for         Annual Report on Form 10-K
                                                      Retail Value Investment       (Filed with the SEC on March
                                                      Program, dated as of          31, 1998)
                                                      February 11, 1998, among
                                                      Retail Value Management,
                                                      Ltd., the Company and The
                                                      Prudential Insurance
                                                      Company of America

           10                        10.16            Share Option Agreement,       Annual Report on Form 10-K
                                                      dated April 15, 1997,         (Filed with the SEC on March
                                                      between the Company and       31, 1998)
                                                      Scott A. Wolstein

           10                        10.17            Share Option Agreement,       Annual Report on Form 10-K
                                                      dated May 12, 1997, between   (Filed with the SEC on March
                                                      the Company and Scott A.      31, 1998)
                                                      Wolstein

           10                        10.18            Employment Agreement          Filed herewith
                                                      between the Company and
                                                      Richard J. Kaplan

           10                        10.19            1998 Developers Diversified   Current Report on Form 8-K
                                                      Realty Corporation            (Filed with the SEC on June
                                                      Equity-Based Award Plan       24, 1998)

           12                        12.1             Computation of Ratio of       Form S-3 Registration No.
                                                      Earnings to Fixed Charges     333-72519 (Filed with the SEC
                                                                                    on March 2, 1999)

           21                        21.1             List of Subsidiaries          Filed herewith

           23                        23.1             Consent of Price Waterhouse   Filed herewith


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION

                                          By: /s/ Scott A. Wolstein
                                              ---------------------------
                                              Scott A. Wolstein,
                                              Chairman, President and
                                              Chief Executive Officer

Date:     March 31, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 31st day of March, 1998.


/s/ Scott A. Wolstein               Chairman, President, Chief Executive Officer
-------------------------           and Director (Principal Executive Officer)
Scott A. Wolstein


/s/ James A. Schoff                 Vice Chairman of the Board, Chief Investment
-------------------------           Officer and Director
James A. Schoff


/s/ William H. Schafer              Vice President and Chief Financial Officer
-------------------------           (Principal Financial and Accounting Officer)
William H. Schafer


/s/ William N. Hulett III           Director
-------------------------
William N. Hulett III


/s/ Albert T. Adams                 Director
-------------------------
Albert T. Adams


/s/ Dean S. Adler                   Director
-------------------------
Dean S. Adler


                                    Director
-------------------------
Barry A. Sholem


/s/ Ethan Penner                    Director
-------------------------
Ethan Penner

                          INDEX TO FINANCIAL STATEMENTS


DEVELOPERS DIVERSIFIED REALTY CORPORATION

                                                                           Page
                                                                           ----
Financial Statements:

         Report of Independent Accountants ..............................   F-2
         Consolidated Balance Sheets at December 31, 1998 and 1997.......   F-3
         Consolidated Statements of Operations for the three years ended
            December 31, 1998 ...........................................   F-4
         Consolidated Statements of Shareholders' Equity for the three
           years ended December 31, 1998 ................................   F-5
         Consolidated Statements of Cash Flows for the three years ended
            December 31, 1998 ...........................................   F-6
         Notes to Consolidated Financial Statements .....................   F-7

         Financial Statement Schedules:

            II  -  Valuation and Qualifying Accounts and Reserves for the
                     three years ended December 31, 1998.................  F-27
           III  -  Real Estate and Accumulated Depreciation at
                     December 31, 1998 ..................................  F-28

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         Financial statements of the Company's unconsolidated joint venture companies have been omitted because the joint ventures' proportionate share of the income from continuing operations is less than 20% of the respective consolidated amount and advances to and investment in each joint venture is less than 20% of consolidated total assets.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Developers Diversified Realty Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Developers Diversified Realty Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the accompanying index, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Cleveland, Ohio
March 4, 1999

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

                                                                                                  December 31,
ASSETS                                                                                      1998               1997
---------------------------------------------------------------------------------------------------------------------------
Real estate rental property:
   Land                                                                                 $   317,823       $   183,809
   Buildings                                                                              1,404,734         1,071,717
   Fixtures and tenant improvements                                                          24,131            18,418
   Land under development                                                                    34,534            23,668
   Construction in progress                                                                 115,541            28,130
                                                                                        -----------       -----------
                                                                                          1,896,763         1,325,742
   Less accumulated depreciation                                                           (203,097)         (171,737)
                                                                                        -----------       -----------
     Real estate, net                                                                     1,693,666         1,154,005

Other real estate investments                                                                     -            72,149
Cash and cash equivalents                                                                     2,260                18
Accounts receivable, net                                                                     24,022            16,282
Notes receivable                                                                             49,008             4,081
Advances to and investments in joint ventures                                               266,257           136,267
Minority equity investment                                                                   80,710                 -
Deferred charges, net                                                                         5,230             4,668
Other assets                                                                                  5,371             4,448
                                                                                        -----------       -----------
                                                                                        $ 2,126,524       $ 1,391,918
                                                                                        ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
   Fixed rate senior notes                                                              $   592,154       $   392,254
   Revolving credit facilities                                                              132,000           139,700
   Subordinated convertible debentures                                                       40,065            46,891
                                                                                        -----------       -----------
   Secured indebtedness                                                                     764,219           578,845
   Mortgage indebtedness                                                                    236,262            89,676
                                                                                        -----------       -----------
     Total indebtedness                                                                   1,000,481           668,521

Accounts payable and accrued expenses                                                        50,380            28,601
Dividends payable                                                                            20,072                 -
Other liabilities                                                                            11,878             9,100
                                                                                        -----------       -----------
                                                                                          1,082,811           706,222
                                                                                        -----------       -----------
Minority equity interest                                                                      8,177            16,293
Preferred operating partnership interests                                                    32,101                 -
Operating partnership minority interests                                                    100,650               353
Commitments and contingencies (Note 14)
 Shareholders' equity:
   Class A - 9.5%cumulative redeemable preferred shares, without par value, $250 liquidation value; 1,500,000 shares authorized; 421,500 shares
     issued and outstanding at December 31, 1998 and 1997                                   105,375           105,375
   Class B - 9.44%cumulative redeemable preferred shares, without par value,
     $250 liquidation value; 1,500,000 shares authorized; 177,500 shares
     issued and outstanding at December 31, 1998 and 1997                                    44,375            44,375
   Class C - 8.375%cumulative redeemable preferred shares, without par value,
     $250 liquidation value; 1,500,000 shares authorized; 400,000 shares
     issued and outstanding at December 31, 1998                                            100,000                 -
   Class D - 8.68%cumulative redeemable preferred shares, without par value,
     $250 liquidation value; 1,500,000 shares authorized; 216,000 shares
     issued and outstanding at December 31, 1998                                             54,000                 -
   Common shares, without par value, $.10 stated value; 100,000,000 and 50,000,000 shares authorized at December 31,1998 and 1997, respectively; 61,289,186 and 27,687,576 shares issued and outstanding at December 31,1998 and 1997,
     respectively                                                                             6,129             2,769
   Paid-in-capital                                                                          673,910           580,509
   Accumulated dividends in excess of net income                                            (80,697)          (63,517)
                                                                                        -----------       -----------
                                                                                            903,092           669,511
   Less: Unearned compensation - restricted stock                                              (307)             (461)
                                                                                        -----------       -----------
                                                                                            902,785           669,050
                                                                                        -----------       -----------
                                                                                        $ 2,126,524       $ 1,391,918
                                                                                        ===========       ===========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)


                                                                    Year Ended December 31,
                                                              1998             1997            1996
                                                            ---------       ---------       ---------
Revenues from operations:
   Minimum rents                                            $ 168,182       $ 123,998       $  96,285
   Percentage and overage rents                                 2,746           2,343           1,862
   Recoveries from tenants                                     43,071          32,377          24,128
   Management fee income                                        3,653           3,097           2,632
   Interest                                                     5,056           2,083           1,213
   Other                                                        5,460           5,325           4,785
                                                            ---------       ---------       ---------
                                                              228,168         169,223         130,905
                                                            ---------       ---------       ---------
Rental operation expenses:
   Operating and maintenance                                   20,070          16,144          12,399
   Real estate taxes                                           26,510          20,001          14,589
   General and administrative                                  12,918          11,055           8,135
   Interest                                                    57,196          35,558          29,888
   Depreciation and amortization                               43,180          32,313          25,062
                                                            ---------       ---------       ---------
                                                              159,874         115,071          90,073
                                                            ---------       ---------       ---------
Income before equity in net income of joint ventures,
   minority equity investment, minority interests,
   gain on sales of real estate and extraordinary item         68,294          54,152          40,832

Equity in net income of joint ventures                         12,888          10,893           8,710
Equity in net income from minority equity investment              686               -               -
Minority interests                                             (3,312)         (1,049)              -
Gain on sales of real estate                                      248           3,526               -
                                                            ---------       ---------       ---------
Income before extraordinary item                               78,804          67,522          49,542
Extraordinary item - extinguishment of debt-deferred
   finance costs written off                                     (882)              -               -
                                                            ---------       ---------       ---------
Net income                                                  $  77,922       $  67,522       $  49,542
                                                            ---------       ---------       ---------
Net income applicable to common shareholders                $  57,969       $  53,322       $  35,342
                                                            =========       =========       =========
Per share data:
   Earnings per common share - basic:
     Income before extraordinary item                       $    1.03       $    1.03       $    0.84
     Extraordinary item                                         (0.01)              -               -
                                                            ---------       ---------       ---------
     Net income                                             $    1.02       $    1.03       $    0.84
                                                            =========       =========       =========
   Earnings per common share - diluted:
     Income before extraordinary item                       $    1.00       $    1.03       $    0.84
     Extraordinary item                                         (0.02)              -               -
                                                            ---------       ---------       ---------
     Net income                                             $    0.98       $    1.03       $    0.84
                                                            =========       =========       =========

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except per share amounts)


                                                                COMMON                ACCUMULATED      UNEARNED
                                                PREFERRED       SHARES                 DIVIDENDS    INCOMPENSATION-
                                              SHARES ($250   ($.10 STATED   PAID-IN    EXCESS OF      RESTRICTED
                                              STATED VALUE)      VALUE)     CAPITAL    NET INCOME        STOCK          TOTAL
                                              ----------------------------------------------------------------------------------

Balance, December 31, 1995(1)                   $145,375       $  1,897     $ 291,843   $(34,954)        $    -       $ 404,161

Issuance of 77,474 common shares for
 cash related to exercise of stock options,
 employee 401(k)plan and dividend
 reinvestment plan                                     -              7         1,873          -              -           1,880
Issuance of 25,000 common shares related
 to restricted stock plan                              -              3           766          -           (615)            154
Issuance of 2,611,500 common shares for
 cash - underwritten offering                          -            261        75,128          -              -          75,389
Issuance of 17,500 Class B preferred shares
 for cash - underwritten offering                  4,375              -          (193)         -              -           4,182
Net income                                             -              -             -     49,542              -          49,542
Dividends declared - common shares                     -              -             -    (51,889)             -         (51,889)
Dividends declared - preferred shares                  -              -             -    (14,083)             -         (14,083)
                                                --------------------------------------------------------------------------------
Balance, December 31, 1996(1)                    149,750          2,168       369,417    (51,384)          (615)        469,336

Issuance of 137,145 common shares for
 cash related to exercise of stock options,
 employee 401(k)plan, executive stock
 purchase plan and dividend reinvestment
 plan                                                  -             14         3,495          -              -           3,509
Issuance of 5,474,760 common shares for
 cash - underwritten offerings                         -            548       194,713          -              -         195,261
Vesting of restricted stock                            -              -             -          -            154             154
Conversion of debentures into 392,754
 common shares                                         -             39        12,884          -              -          12,923
Net income                                             -              -             -     67,522              -          67,522
Dividends declared - common shares                     -              -             -    (65,455)             -         (65,455)
Dividends declared - preferred shares                  -              -             -    (14,200)             -         (14,200)
                                                --------------------------------------------------------------------------------
Balance, December 31, 1997(1)                    149,750          2,769       580,509    (63,517)          (461)        669,050

Issuance of 1,077,994 common shares(2) for
   cash related to exercise of stock
   options, employee 401(k)plan,executive
   stock purchase plan and dividend
   reinvestment plan                                   -            108        15,782          -              -         15,890
Issuance of 3,669,639 common shares(2) for
   cash - underwritten offerings                       -            367        77,404          -              -         77,771
 Stated value of shares issued in
   connection with a two-for-one stock
   split                                               -          2,861        (2,861)         -              -              -
Issuance of 616,000 Class C and
   Class D preferred shares for
   cash - underwritten offerings                 154,000              -        (5,720)         -              -        148,280
Vesting of restricted stock                            -              -             -          -            154            154
Conversion of debentures into 236,779
   common shares(2)                                    -             24         6,747          -              -          6,771
Issuance of warrant                                    -              -         2,049          -              -          2,049
Net income                                             -              -             -     77,922              -         77,922
Dividends declared - common shares                     -              -             -    (75,730)             -        (75,730)
Dividends declared - preferred shares                  -              -             -    (19,372)             -        (19,372)
                                                --------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                      $303,750       $  6,129     $ 673,910   $(80,697)        $ (307)     $ 902,785
                                                ================================================================================


(1) Share amounts do not reflect the effect of the July 1998 stock split.
(2) Share amounts reflect issuances both pre and post the July 1998 stock split.

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
                                                                                     Year Ended December 31,
                                                                                1998           1997            1996
---------------------------------------------------------------------------------------------------------------------------
Cash flow operating activities:
   Net income                                                                $  77,922       $  67,522       $  49,542
   Adjustments to reconcile net income to net cash flow provided by operating activities, net of contributions to joint ventures:
       Depreciation and amortization                                            43,180          32,313          25,062
       Amortization of deferred finance costs                                    1,474           1,399           1,686
       Write-off of deferred finance costs                                         882               -               -
       Equity in net income of joint ventures                                  (12,888)        (10,893)         (8,710)
       Equity in net income from minority equity investment                       (686)              -               -
       Cash distributions from joint ventures                                   19,643          10,185           8,646
       Cash distributions from minority equity investment                          442               -               -
       Gain on sales of real estate                                               (248)         (3,526)              -
       Net change in accounts receivable                                        (7,743)         (4,907)         (4,478)
       Net change in accounts payable and accrued expenses                      12,419           1,369           1,061
       Net change in other operating assets and liabilities                      3,096             921           3,011
                                                                             ---------       ---------       ---------
         Total adjustments                                                      59,571          26,861          26,278
                                                                             ---------       ---------       ---------
         Net cash flow provided by operating activities                        137,493          94,383          75,820
                                                                             ---------       ---------       ---------
Cash flow from investing activities:
   Real estate developed or acquired                                          (569,566)       (391,798)       (185,667)
   Equity contributions to joint ventures                                     (130,592)         (8,093)        (14,870)
   Advances to joint ventures                                                  (17,559)        (22,085)           (855)
   Acquisition of minority equity interest                                     (16,293)              -               -
   Issuance of notes receivable                                                (44,928)         (4,081)              -
   Distributions from transfer of properties to joint ventures                 233,986               -               -
   Proceeds from sales of real estate                                            6,663           9,837           1,722
                                                                             ---------       ---------       ---------
         Net cash flow used for investing activities:                         (538,289)       (416,220)       (199,670)
                                                                             ---------       ---------       ---------
Cash flow from financing activities:
   (Repayment of) proceeds from revolving credit facilities and
     temporary bridge loans, net                                                (7,700)         44,200          26,600
   Principal payments on rental property debt                                  (17,029)        (17,764)        (32,204)
   Proceeds from construction loans                                             29,732               -           2,924
   Proceeds from issuance of Medium Term Notes, net of underwriting commissions and $400, $200, and $300 of offering expenses paid
     in 1998, 1997 and 1996, respectively                                      198,012         101,234         110,898
   Proceeds from issuance of Fixed Rate Senior Notes, net of
     underwriting commissions and discounts and $500 of
     offering expenses paid in 1997                                                  -          74,147               -
   Proceeds relating to premium on issuance of Fixed Rate Senior Notes-              -           1,430               -
   Payment of deferred finance costs (bank borrowings)                          (1,193)           (674)              -
   Proceeds from issuance of common shares, net of underwriting commissions and $400, $900 and $300 of offering expenses paid
     in 1998, 1997 and 1996, respectively                                       77,771         195,261          75,389
   Proceeds from issuance of preferred shares, net of underwriting commissions and $459 and $200 of offering expenses paid
     in 1998 and 1996, respectively                                            148,280               -           4,182
   Proceeds from issuance of preferred partnership units and warrant
     net of $850 of offering expenses paid                                      34,150               -               -
   Proceeds from issuance of common shares in conjunction with exercise of stock options, 401(k)plan, reinvestment plan and
     restricted stock plan                                                      16,044           3,663           2,034
   Dividends paid                                                              (75,029)        (79,655)        (65,972)
                                                                             ---------       ---------       ---------
       Net cash provided by financing activities                               403,038         321,842         123,851
                                                                             ---------       ---------       ---------
         Increase in cash and cash equivalents                                   2,242               5               1
   Cash and cash equivalents, beginning of year                                     18              13              12
                                                                             ---------       ---------       ---------
   Cash and cash equivalents, end of year                                    $   2,260       $      18       $      13
                                                                             =========       =========       =========

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

         Developers Diversified Realty Corporation, subsidiaries (the "Company" or "DDR") and related real estate joint ventures and its minority equity investment are engaged in the business of acquiring, expanding, owning, developing, managing and operating neighborhood and community shopping centers, enclosed malls and business centers. The Company's shopping centers are typically anchored by discount department stores (usually Wal-Mart, Kmart, Target, Kohl's, TJ Maxx/Marshall's), home improvement stores, supermarkets, book stores, office supply stores, electronic stores and drug stores which usually offer day-to-day necessities. At December 31,1998, the Company owned shopping centers in 35 states. The tenant base includes primarily national and regional retail chains and local retailers, consequently, the Company's credit risk is concentrated in the retail industry.
           Revenues derived from the Company's two largest tenants, Wal-Mart and Kmart, aggregated 9.4%, 12.3% and 15.6% of total revenues, including joint venture revenues, for the years ended December 31, 1998, 1997 and 1996, respectively, as follows:

                     YEAR             WAL-MART              KMART
                    ----------------------------------------------

                     1998               5.3%                4.1%
                     1997               7.1%                5.2%
                     1996               9.3%                6.3%

         The total percentage of Company owned gross leasable area ("GLA"), including joint venture GLA, attributed to Wal-Mart and Kmart was 9.3% and 7.5%, respectively, at December 31, 1998. The Company's ten largest tenants comprised 22.9%, 25.6% and 32.2% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Management believes the Company's portfolio is diversified in terms of location of its shopping centers and its tenant profile. Adverse changes in general or local economic conditions, could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. During 1998 and 1997, certain national and regional retailers experienced financial difficulties and several filed for protection under bankruptcy laws. Although the Company has experienced an increase in the number of tenants filing for protection under bankruptcy laws, the Company has not incurred any significant losses through March 4, 1999 with regard to the Company's portfolio of tenants. During 1998, Homeplace filed for protection under Chapter 11 of the bankruptcy laws. Homeplace currently occupies 634,000 square feet of gross leasable area in shopping centers owned by the Company and its joint ventures which represents 2.7% of the Company's and its joint ventures combined annualized base rental revenues. As of March 4, 1999 all of the Company's Homeplace stores continue to operate. The Company believes that the quality of the real estate, where the Homeplace stores are located, is such that the releasing of the space at similar terms would generally not be difficult in the event that Homeplace rejects any of its leases.

Principles of Consolidation

         All majority owned subsidiaries and investees where the Company has financial and operating control are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures and companies for which the Company has the ability to exercise significant influence over but does not have financial operating control are accounted for using the equity method of accounting. Accordingly, the Company's share of the earnings of these joint ventures and companies is included in consolidated net income.

Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

         The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
           Non-cash investing and financing activities are summarized as follows (in millions):

                                                                                      Year ended December 31,
                                                                                  1998        1997         1996
                                                                                 --------------------------------

                    Conversion of debentures and related deferred finance costs  $  6.7      $ 12.9       $  -
                    Minority interests and operating partnership units
                          relating to shopping center acquisitions                108.5        16.6          -
                    Contribution of net assets to joint ventures                   27.6         0.5        5.2
                    Acquisition of a minority equity investment                     7.4           -          -
                    Mortgages assumed, shopping center acquisitions               133.9           -          -
                    Other liabilities assumed, shopping center acquisitions         2.8         6.2        1.1
                    Accounts payable related to construction in progress            6.6         0.2        5.3
                    Two-for-one stock split                                         2.9           -          -
                    Dividends declared, not paid                                   20.1           -          -

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

Real Estate

         Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property's estimated undiscounted future cash flows, including estimated proceeds from disposition.
           Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

               ----------------------------------------------------------------
                   Buildings                          18 to 31 years
               ----------------------------------------------------------------

                Furniture/Fixtures and       Useful lives, which approximate
                  Tenant Improvements        lease terms, where applicable
               ----------------------------------------------------------------

         Depreciation expense was $43.2 million, $32.3 million and $25.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations which improve or extend the life of the asset are capitalized. Included in land at December 31, 1998 was undeveloped real estate, generally outlots or expansion pads adjacent to the shopping centers and enclosed malls owned by the Company (excluding shopping centers owned through joint ventures) which aggregated approximately 132 acres at 61 sites.
           Construction in progress includes shopping center developments and significant expansions and re-developments. The Company capitalizes interest on funds used for the construction or expansion of shopping centers, including funds advanced to joint ventures with qualifying development activities. Capitalization of interest ceases when construction activities are completed and the property is available for occupancy by tenants. For the years ended December 31, 1998, 1997 and 1996, the Company capitalized interest of $9.9 million, $4.0 million, and $3.3 million, respectively. In addition, the Company capitalized certain construction administration costs of $1.8 million, $1.3 million and $1.1 million in 1998, 1997 and 1996, respectively.

Deferred Financing Costs

         Costs incurred in obtaining long-term financing are included in deferred charges in the accompanying balance sheets and are amortized over the terms of the related debt agreements; such amortization is reflected as interest expense in the consolidated statements of operations.

Revenue Recognition

         Minimum rents from tenants are recognized monthly using the straight-line method. Percentage and overage rents are recognized after the tenants' reported sales have exceeded the applicable sales breakpoint. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Lease termination fees are included in other income and recognized upon termination of a tenant's lease, which generally coincides with the receipt of cash.

Accounts Receivable

         Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of approximately $2.1 million and $2.4 million at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, straight-line rent receivables, net of a provision for uncollectible amounts, aggregated $4.2 million and $2.8 million, respectively.

Gain on Sales of Real Estate

         Gain on sales of real estate generally relates to the sale of outlots and land adjacent to existing shopping centers and is recognized at closing when the earnings process is deemed to be complete. During 1998, the Company sold several outlots adjacent to the Company's shopping centers and recognized an aggregate gain of $0.2 million. During 1997, the Company sold two business centers and a shopping center and recognized an aggregate gain of $3.5 million.

General and Administrative Expenses

         General and administrative expenses include internal leasing and legal salaries and related expenses which are charged to operations as incurred. All internal personnel costs associated with the acquisition of real estate are expensed as incurred.

Interest and Real Estate Taxes

         Interest and real estate taxes incurred during the development and significant expansion of shopping centers are capitalized and depreciated over the life of the building. In addition, interest is also capitalized on investments and advances to joint ventures associated with the development of shopping centers during the development period.

           Interest paid during the years ended December 31, 1998, 1997 and 1996 aggregated $63.4 million, $36.2 million and $31.2 million, respectively.

Intangible Assets

         Intangible assets consist primarily of the goodwill and property management contracts and rights to certain development projects obtained through the acquisitions of real estate management businesses, which are amortized to expense on the straight line basis over their estimated useful lives of 15 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

Derivative Financial Instruments

         The Company may from time to time enter into interest rate swap contracts as hedges against increasing rates on its variable rate debt. The Company does not utilize these arrangements for trading or speculative purposes. To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as a hedge and result in cash flows and financial statement effects which substantially offset those of the position being hedged. The Company records net amounts received or paid under these contract as adjustments to interest expense. At December 31, 1998 and 1997, there were no interest rate swap contracts outstanding. See Note 3 for a description of the Company's funding commitment relating to its equity affilitate.

Federal Income Taxes

         The Company has elected to be taxed as a qualified Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a REIT, the Company is entitled to a tax deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only, provided it distributes at least 95% of its taxable income and meets certain other REIT qualification requirements. As the Company distributed sufficient taxable income for the years ended December 31, 1998, 1997 and 1996, no U.S. Federal income or excise taxes were incurred. The Company is subject to state and local income and franchise taxes in certain states and municipalities which are reflected in operating and maintenance expenses.
           The tax basis of assets and liabilities exceeds the amounts reported in the accompanying financial statements by approximately $110 million, $111 million and $108 million at December 31, 1998, 1997 and 1996, respectively.

Business Segment Information

         In June 1997, the FASB issued SFAS No. 131 - Disclosure about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about the products and services, geographic areas and major customers. The sole business of the Company and its consolidated affiliates is the ownership, development and operation of retail shopping centers. The Company evaluates operating results and allocates resources on a property-by-property basis. The Company does not distinguish or group its operations on a geographic basis. Accordingly, the Company believes it has a single reportable segment for SFAS 131 purposes. Further, all operations are within the United States and significant tenant revenues have been previously disclosed. Therefore, no additional disclosure relating to the adoption of SFAS 131 is considered necessary.

New Accounting Standards

           In June 1997, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 130 - Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the changes in equity of a business during a period from transactions and other events and circumstances from nonowner sources. The new standard becomes effective for the Company for the year ending December 31, 1998, and requires that comparative information from earlier years be stated to conform to the requirements of this standard. Effective March 31, 1998, the Company implemented SFAS No. 130 - Reporting Comprehensive Income. For the years ended December 31, 1998, 1997 and 1996 the Company had no items of other comprehensive income requiring additional disclosure.
           In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. This statement requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. The new standard becomes effective for the Company for the year ending December 31, 2000. The Company does not expect this pronouncement to have a material impact on the Company's financial position or cash flows.

Stock Split

         The Board of Directors of the Company approved a two-for-one stock split to shareholders of record on July 27, 1998. On August 3, 1998, each such shareholder received one share of common stock for each share of common stock held. This stock split was effected in the form of a stock dividend. Accordingly, $2.9 million was transferred from additional paid in capital to common stock, representing the stated value of additional shares issued. All share and per share data and Operating Partnership Units ("OP Units") included in these consolidated financial statements including all such disclosures have been adjusted to reflect this split, except as indicated.

Reclassification

         Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

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

2. EQUITY INVESTMENTS IN JOINT VENTURES
---------------------------------------

         The Company's equity investments in joint ventures at December 31, 1998 was comprised of the following:

                A 50% joint venture interest in 23 operating shopping centers (13 in 1997 and 1996);

                A 35% joint venture interest in one operating shopping center acquired in 1997;

                A 57% joint venture interest acquired in 1997, which is developing one shopping center;

                A 50% interest in six joint ventures each of which are developing a shopping center (formed in 1998 and 1997);

                An 80% joint venture interest in two operating shopping center properties acquired in 1998;

                A 25% joint venture interest in an opportunity fund formed in 1998 which acquired several retail sites which are being redeveloped;

                A 50% joint venture interest in a real estate management company and development company acquired in 1998;

                A 50% joint venture interest in a limited partnership acquired in 1998 which is developing seven shopping centers;

                A 95% economic interest in a management service subsidiary formed in 1998 of which the Company owns 1% of the voting and 100% of the non-voting common stock; and

                An 81% economic interest in a management service subsidiary formed in 1998 of which the Company owns 9% of the voting and 100% of the non-voting common stock.

         Combined condensed financial information of the Company's joint venture investments is summarized as follows (in thousands):



COMBINED BALANCE SHEETS                                December 31,

                                                   1998              1997
                                               -----------       -----------
         Land                                  $   237,459       $   147,466
         Buildings                                 838,704           482,153
         Fixtures and tenant improvements            2,467             1,315
         Construction in progress                   67,898            19,172
                                               -----------       -----------
                                                 1,146,528           650,106
         Accumulated depreciation                  (56,887)          (26,113)
                                               -----------       -----------
         Real estate, net                        1,089,641           623,993
         Other assets                               57,253            25,817
                                               -----------       -----------
                                               $ 1,146,894       $   649,810
                                               ===========       ===========

         Mortgage debt                         $   718,846       $   389,160
         Amounts payable to DDR                     85,846            32,667
         Other liabilities                          22,500             9,549
                                               -----------       -----------
                                                   827,192           431,376
         Accumulated equity                        319,702           218,434
                                               -----------       -----------
                                               $ 1,146,894       $   649,810
                                               ===========       ===========
         Company's proportionate share
           of accumulated equity               $   162,108       $   107,706
                                               ===========       ===========


COMBINED STATEMENTS OF OPERATIONS                               For the years ended
                                                                    December 31,
                                                          1998          1997         1996
                                                        --------      --------      --------
         Revenues from operations                       $109,752      $ 82,434      $ 63,681
                                                        --------      --------      --------
         Rental operation expenses                        28,045        20,189        16,192
         Depreciation and amortization expense            16,009        11,658         8,924
         Interest expense                                 40,942        29,540        21,146
                                                        --------      --------      --------
                                                          84,996        61,387        46,262
                                                        --------      --------      --------
         Income before gain on sale of real estate        24,756        21,047        17,419
         Gain on sale of real estate                         314         1,085             -
                                                        --------      --------      --------
         Net income                                     $ 25,070      $ 22,132      $ 17,419
                                                        ========      ========      ========
         Company's proportionate share of
           net income                                   $ 12,888      $ 10,893      $  8,710
                                                        ========      ========      ========

           The Company has made advances to several partnerships in the form of notes receivable which accrue interest at rates ranging from LIBOR plus 0.85% to fixed rate loans of 10.5% and maturity dates ranging from November 1999 to December 2008.
           Advances to and investments in joint ventures includes the following items which represent the difference between the Company's investment and its proportionate share of the joint ventures underlying net assets (in millions):

                                                 Year ended December 31,
                                                   1998         1997
                                                 -----------------------
Acquisition, transaction and other costs,
     including interest, not reflected at the
     joint venture level                           $40.8       $ 2.9
Deferred development fees                           (2.1)       (1.0)
Deferred gain                                      (20.3)       (5.9)


           Certain basis differentials are amortized over the life of the related asset.

           The income earned by the Company through management, development and financing activities related to the Company's joint ventures, is as follows (in millions):

                                            Year ended December 31,
                                           1998      1997        1996
                                          -----------------------------
Management fees and leasing commissions   $3.2       $2.7       $2.1
Development fees                           1.7        0.6        0.7
Interest income                            2.4        1.5        0.8



           Cash distributions are generally made from the joint ventures to the extent that "net cash flows", as defined in the joint venture agreements, are generated. During 1998, 1997 and 1996, the joint ventures distributed an aggregate of $19.6 million, $10.2 million and $8.6 million, respectively, to its joint venture partners. The 1998 distributions exclude the $192 million distribution associated with the formation of a joint venture in September 1998 discussed below.
           During 1997 and 1998, the Company entered into six separate 50% owned joint ventures to pursue additional shopping center developments.

           In February 1998, the Company entered into an agreement with Prudential Real Estate investors and formed a Retail Value Fund (the "Fund"). The Fund invests in retail properties within the United States that are in need of substantial retenanting and market repositioning and may also make equity and debt investments in companies owning or managing retail properties as well as in third party development projects that provide significant growth opportunities. The retail property investments may include enclosed malls, neighborhood and community centers or other potential commercial redevelopment opportunities. The Company maintains an effective 25.45% (70% of which is the Company's share of a 1% general partner interest which provides for a 33% profit interest once the limited partners have received a 10% priority return) ownership interest. The Fund's general partner has its own employees and the Company assumed retail management responsibilities including leasing redevelopment, accounting and operating and receives fees for its management and construction supervision services. The Fund acquired 33 retail sites, formerly occupied by Best Products, located in 13 different states and a shopping center in Longbeach, CA acquired in December 1998, which will be redeveloped.
           In March and April 1998, through transactions with Continental Real Estate Companies of Columbus, Ohio, the Company acquired interests in four shopping center joint ventures. The aggregate cost of these shopping centers, including the assumption of approximately $82.0 million of debt, was approximately $113.8 million. The Company paid approximately $19.1 million in cash and issued $2.1 million of OP Units for its share of the partnership equity interests. The Company manages these shopping centers pursuant to a management agreement.
           In May 1998, the Company formed DDR OliverMcMillan (DDROM) to develop, acquire, operate and manage urban entertainment and retail projects throughout the United States. At December 31, 1998 DDROM had six projects in the initial stage of development. The investment and development activities of DDROM are overseen by a four person Board of Directors. The Company's Chief Executive Officer serves as Chairman of DDROM's Board of Directors and its Vice Chairman and Chief Investment Officer serves as a director tegether with two executives from the joint venture partner. The majority of the projects are scheduled to commence construction in 1999 with completion in 2000 and 2001.
           In July 1998, in connection with the acquisition of certain shopping center properties from The Sansone Group, the Company acquired a 50% interest in The Sansone Group's operating/management company which manages shopping centers and other properties in the St. Louis, MO area. The Company is entitled to a preferred return of the first $1.0 million in net operating income, on an annual basis up to the first $5 million. In addition, the Company acquired a 50% interest in the Sansone Group Development Company.
           On September 10, 1998 the Company formed a joint venture whereby the Company contributed six existing shopping center properties valued at approximately $238 million and in exchange received a 50% equity ownership interest in the joint venture and cash of approximately $192 million, funded from debt and equity proceeds received as described below. The $192 million was used to repay variable rate indebtedness on the Company's revolving credit facilities. In conjunction with the Company's contribution, the joint venture entered into a seven year, $156 million mortgage with interest at a coupon rate of 6.64% and the joint venture partner contributed cash of approximately $42 million in exchange for a 50% equity interest. Upon contribution, the Company did not recognize a gain upon transfer of the properties. The Company also entered into a master lease for certain space occupied by a tenant which filed for bankruptcy under Chapter 11 with annual base rent of $2.0 million and lease terms through 2018. In exchange for the agreement to master lease the space, the Company retained all rights associated with the bankruptcy claim and to the benefits associated with the releasing of the existing space, if necessary. The Company does not believe that its exposure to loss is material under the terms of the agreement. In accordance with the joint venture agreement, the Company will continue to manage the properties and receive management fees.
           The joint venture agreements generally include provisions whereby each partner has the right to trigger a purchase or sale of its interest in the joint ventures (Reciprocal Purchase Rights) or to initiate a purchase and sale of the properties (Property Purchase Rights) after a certain number of years or if either party is in default of the joint venture agreements.
           In addition, several of the joint venture agreements include a provision whereby, the Company's joint venture partners may convert all, or a portion of, their respective interests in such joint ventures into common shares of the Company. The terms of the conversion are set forth in the governing documents of such joint ventures. However, if the joint venture partners elect to convert their respective interest into common shares, the Company will, in most cases, have the sole option to pay cash instead of issuing common shares. If the Company agrees to the issuance of common shares, the agreement provides that the converting joint venture partner will execute a lock-up arrangement acceptable to the Company.

3. MINORITY EQUITY INVESTMENT:
------------------------------

         On August 4, 1998 the Company, in a joint release with American Industrial Properties REIT [NYSE: IND] ("AIP"), announced the execution of a definitive agreement providing for the strategic investment in AIP by the Company. Under the terms of the Share Purchase Agreement dated to be effective as of July 30, 1998, the Company purchased 949,147 newly issued common shares of beneficial interest at $15.50 per share for approximately $14.7 million. Under the terms of a separate agreement, also dated to be effective as of July 30, 1998, the Company, in exchange for five industrial properties owned by the Company, with a net book value of approximately $7.4 million and valued at approximately $19.5 million, acquired approximately 1.3 million additional newly issued AIP shares of beneficial interest. Upon contribution, the Company did not recognize a gain. Concurrent with entering into the Agreement, AIP increased its Board of Trust Managers by four positions and appointed the Company's designees Scott A. Wolstein, Albert T. Adams, Robert H. Gidel and James A. Schoff to the Board. Mr. Wolstein was named AIP's Chairman of the Board.
           On November 20, 1998, the shareholders of AIP approved additional purchases by the Company of up to 5,226,583 newly issued shares of AIP for approximately $81.0 million. Through December 31, 1998 the Company purchased 3,683,578 of these additional shares for approximately $57.1 million.
           At December 31, 1998, the aggregate number of acquired shares was 5,891,196 which represents 34.5% of AIP's total outstanding common shares. The Company's investment is accounted for using the equity method of accounting. The aggregate acquisition price for the shares exceeds the Company's share of the historical underlying net assets of AIP by approximately $21.2 million which has been assigned principally to real estate with the remainder to goodwill. The portion attributable to real estate is being amortized over 40 years and the amount associated with goodwill is being amortized over 15 years. The 5,891,196 shares of AIP closed at $11.6875 per share at December 31, 1998 for an aggregate amount of $68.9 million.
           In January 1999, the Company acquired 1,543,005 shares of AIP's common stock at a price of $15.50 per share and 1,867,610 shares of AIP's common stock at a price of $14.93 per common share. As of March 4, 1999, the Company owned 9,301,817 shares of AIP's common stock representing approximately 45.5% of AIP's total outstanding shares. Pursuant to the agreement, AIP may as of March 4, 1999, under certain circumstances and subject to certain limitations, exercise a put right that would require the Company to purchase additional common or convertible preferred shares of AIP for a total amount not to exceed $172.1 million at a price not to exceed $15.50 and $14.00 per share, respectively. AIP can only exercise its right to put these additional shares for the purpose of financing property acquisitions approved by AIP's Board of Trust Managers. Based on the terms of the option, the Company has determined that it approximates fair value.
           Summarized financial information as reflected on the accounts of AIP as of December 31, 1998 and for the period July 30, 1998 to December 31, 1998 is as follows (in thousands):

                                                            December 31,1998
         Balance sheet:
           Land                                                 $ 112,473
           Buildings                                              392,562
                                                                ---------
           Less accumulated depreciation                          505,035
           Real estate, net                                       (33,352)
                                                                ---------
           Other assets                                           471,683
                                                                   28,647
                                                                ---------
                                                                $ 500,330
                                                                =========

           Mortgage debt                                        $ 252,481
           Other liabilities and minority interests                42,270
                                                                ---------
                                                                  294,751
           Accumulated equity                                     205,579
                                                                ---------
                                                                $ 500,330
                                                                =========

                                                     For the period July 30, 1998 to
                                                              December 31, 1998

         Statement of Operations:
           Revenues from operations                             $  25,460
                                                                ---------
           Rental operation expenses                               10,405
           Depreciation and amortization expense                    4,219
           Interest expense (1)                                     7,766
           Provisions for losses on real estate                    10,060
                                                                ---------
                                                                   32,450
                                                                ---------
           Loss from operations                                    (6,990)
           Minority interests                                         166
                                                                ---------
           Loss before charge for change in control                (6,824)
           Charge for change in control                            (5,780)
                                                                ---------
               Net loss                                         $ (12,604)
                                                                =========


(1) Interest expense includes $0.7 million paid to the Company on advances made during the year at an interest rate of 10.25%

           For the period from July 30, 1998 to December 31, 1998, the Company has recorded in equity in net income from minority equity investment, $0.7 million representing the Company's equity in AIP's $3.2 million of income excluding the provisions for loss on real estate and change in control charges. The real estate impairment and change in control charges detailed above are reconciling items between the Company's proportionate share of AIP's reported results of operations and the amount reflected in the Company's financial statements as equity in net income from minority equity investment. These amounts were considered by the Company in its allocation of its cost to AIP's underlying assets and liabilities.

4. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION
---------------------------------------------------

         During the years ended December 31, 1998, 1997 and 1996, the Company completed the acquisition of 49 shopping centers, excluding those acquired through joint ventures as discussed in Note 2, (37 in 1998, 7 in 1997 and 5 in 1996) at an aggregate cost of $688.4 million, $267.9 million and $113.9 million, respectively. These acquisitions were accounted for using the purchase method of accounting. Significant acquisitions were as follows:
           In March 1998, in a single transaction with Continental Real Estate Companies ("Continental") of Columbus, Ohio, the Company completed the acquisition of 10 shopping centers, two of which were acquired through joint ventures. The 10 shopping centers total 1.2 million GLA of Company-owned retail space. The aggregate cost of these centers was $91.9 million. The Company's net investment was initially funded through its revolving credit facilities, cash and liabilities assumed of approximately $31.6 million, mortgages assumed of approximately $57.5 million (including $29.3 million of joint venture mortgage debt) and the issuance of OP Units valued at approximately $2.8 million. In certain circumstances and at the option of the Company, these units are exchangeable into 139,872 shares of the Company's common stock.
           In April 1998, the Company acquired from Continental, interests in three additional shopping centers located in the Columbus, Ohio area. Combined, these shopping centers will have approximately 1.0 million square feet of total GLA. The Company's cost will approximate $93.4 million upon completion of construction. The portion under construction has an estimated cost of approximately $4.4 million and the Company is scheduled to close on this investment periodically throughout 1999.
           In July 1998, the Company acquired from Hermes Associates of Salt Lake City, Utah, ("Hermes Properties") nine shopping centers, one office building and eight additional expansion, development or redevelopment projects. The nine shopping centers aggregate 2.4 million square feet of total GLA. The total consideration for this portfolio was approximately $309 million comprised of $30.6 million of debt assumed, the issuance of OP Units, which are exchangeable, in certain circumstances and at the option of the Company, into 3,630,668 shares of the Company's common stock or cash, initially valued at $73.0 million and $194.2 million of cash and $11.2 million other liabilities assumed.
           In July 1998, the Company also acquired 13 shopping centers aggregating approximately 1.6 million square feet in the St. Louis, Missouri area, at an aggregate cost of $152.5 million. Two of these centers were subsequently sold at an aggregate price of approximately $4.4 million. The Company also acquired a 50% ownership interest in the Sansone Group's management company and development company. The Company's net investment in this portfolio aggregated $162.6 million comprised of $27.6 million of debt assumed and $135 million of cash.
           The operating results of the acquired shopping centers are included in the results of operations of the Company from the date of purchase, including the acquisition of properties owned through joint ventures, discussed in Note 2. The properties owned through joint ventures are included in equity in net income of joint ventures in the statements of operations.
           The following unaudited supplemental pro forma information is presented to reflect the effects of the common share offerings, preferred share offerings, debt offerings and the property acquisitions consummated through December 31, 1998, including the joint venture formations and acquisitions (Note 2), as if all such transactions had occurred on January 1, 1997 with regard to the 1998 and 1997 acquisitions and as if all such transactions relating to the 1996 and 1997 acquisitions had occurred on January 1, 1996. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

                                                                        For the years ended December 31, (Unaudited)

                                                                            1998(a)        1997(b)      1996(c)
                                                                           --------      --------      --------

              Pro forma revenues                                           $229,678      $194,976      $140,544
                                                                           --------      --------      --------
              Pro forma income before extraordinary item                   $ 80,994      $ 70,174      $ 53,273
                                                                           --------      --------      --------
              Pro forma net income applicable to common shareholders:      $ 55,547      $ 55,974      $ 39,074
                                                                           --------      --------      --------
              Pro forma net income applicable to common shareholders:
                  Basic                                                    $   0.97      $   1.03      $   0.85
                                                                           --------      --------      --------
                  Diluted                                                  $   0.93      $   1.01      $   0.85
                                                                           --------      --------      --------

     (a) Reflects revenues and expenses of the properties acquired in 1998 for the period January 1, 1998 through the effective date of acquisition. Operating results for the Company's acquired properties located in Columbus (Easton Market), OH; Princeton, NJ; Portland, OR; St. Louis (American Plaza) MO; St. Louis (Promenade at Brentwood), MO and Florence, KY are not reflected in the 1998 pro forma information prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful. In addition, the 1998 and 1997 pro forma information does not include the results of shopping center expansions occurring at five of the shopping centers acquired by the Company.
     (b) Reflects revenues and expenses of the properties acquired in 1998 and 1997 for the period January 1, 1997 through the effective date of acquisition. Operating results for the Company's acquired properties located in San Antonio, TX; Ahwatukee, AZ; Eagan, MN; St. Paul, MN; Denver, CO; Columbus (Easton Market), OH; Princeton, NJ; Portland, OR; St. Louis (American Plaza), MO; St. Louis (Promenade at Brentwood), MO and Florence, KY are not reflected in the 1997 pro forma information prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful.
     (c) Reflects revenues and expenses of the properties acquired in 1997 and 1996 for the period January 1, 1996 through the effective date of acquisition. Operating results for the Company's acquired properties located in Phoenix, AZ; Maple Grove, MN; Highland, IN: Fort Worth, TX; Portland, OR; San Antonio, TX; Ahwatukee, AZ; Eagan, MN; St. Paul, MN and Denver, CO are not reflected in the 1996 pro forma information prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful.

5. OTHER REAL ESTATE INVESTMENTS
--------------------------------

         In December 1997, the Company and Hendon Associates formed a joint venture to acquire 33 retail sites, formerly occupied by Best Products, from Metropolitan Life. Under the terms of the Joint Venture, with Hendon Associates, the Company had advanced the capital to fund the purchase price of the assets. The 33 retail sites, are located in 13 states with concentrations in Ohio, California and New Jersey. These sites were acquired at an initial cost of approximately $54.5 million. In February 1998, the Company's joint venture interest was contributed to the Retail Value Fund, a joint venture with Prudential Real Estate Investors discussed in Note 2.
           Additionally, in December 1997, the Company acquired a 42.5% ownership interest in a 584,000 square foot shopping center, located in Princeton, New Jersey for an initial cost of approximately $7.7 million. During the second quarter of 1998, the Company acquired the balance of the ownership interest in the property. The total purchase price of the shopping center, including liabilities assumed, was approximately $36.4 million which was funded through the issuance of OP Units convertible into approximately 79,000 shares of common stock of the Company and the assumption of approximately $27.8 million of debt. The Company's investment in this property is included in real estate assets at December 31, 1998.
           The Company also acquired a 45.1% ownership interest in an adjacent development site at an initial cost of approximately $9.9 million. Upon completion of construction, the Company has the option to acquire the remaining ownership interest for cash and/or OP Units. This investment is reflected in advances to and investments in joint ventures at December 31, 1998.

6. NOTES RECEIVABLE
-------------------

         Notes receivable and related accrued interest are summarized as follows (in thousands):

                                                                1998        1997
                                                              -------      -------

         Construction mortgage receivable                     $ 6,559      $ 3,047
         Notes receivable                                       8,039        1,034
         Mortgage receivable                                   20,174            -
         Notes receivable American Industrial Properties       14,236            -
                                                              -------      -------
                                                              $49,008      $ 4,081
                                                              -------      -------

         The Company acquired a 50% participating interest together with Bank of America National Trust in a construction loan receivable secured by a first mortgage on certain real estate relating to a shopping center development in Phoenix, AZ. The note, including accrued interest, aggregates approximately $6.6 million and $3.0 million at December 31, 1998 and 1997, respectively. This note bears interest at the rate of 7.0% per annum at December 31,1998 payable monthly and is due in July 1999. The Company has committed to fund up to $10.5 million, or 50%, of the aggregate construction loan and has received a first right of refusal on the purchase of the property upon completion of construction.

           The Company has provided advances, including accrued interest, aggregating $8.0 million and $1.0 million at December 31, 1998 and 1997, respectively. Such advances have been made to certain developers in accordance with the respective underlying partnership agreements. The notes are secured by certain rights in future development projects, partnership interests and a personal guaranties. The notes bear interest at 10.5% with maturity dates ranging from March 1999 to December 2002.
           In July 1998, the Company advanced $20.0 million to a real estate developer which is evidenced by a mortgage note collateralized by six real estate projects. The mortgage note bears interest at LIBOR (5.70% at December 31, 1998) plus 450 basis points and is due in January 2000. Interest is payable monthly and at December 31, 1998, interest and principal of $20.2 million are outstanding.
           At December 31, 1998 the Company had advances due from AIP, aggregating $14.2 million in the form of a demand note receivable with interest at 10.25%. The notes and related interest were repaid in January 1999.



7. DEFERRED CHARGES
-------------------

         Deferred charges consist of the following (in thousands):

                                                          December 31,

                                                     1998             1997
                                                   -------          -------
         Deferred financing costs                  $ 9,480          $ 9,056
         Other                                           7              146
                                                   -------          -------
                                                     9,487            9,202
            Less-accumulated amortization           (4,257)          (4,534)
                                                   -------          -------
                                                   $ 5,230          $ 4,668
                                                   =======          =======

         The Company incurred deferred finance costs aggregating $2.9 million and $1.9 million in 1998 and 1997, respectively, primarily relating to the Company's issuance of Senior Notes (Note 9) and unsecured revolving credit agreements (Note 8). Amortization of deferred charges was $1.4 million, $1.4 million and $1.5 million for the years ended December 1998, 1997 and 1996, respectively.
            During 1998, the Company wrote off $0.9 million (none in 1997 and 1996) of unamortized deferred finance costs in conjunction with the amendment and restatement of its Unsecured Credit Facility (Note 8) and the repayment of certain secured indebtedness.

8. REVOLVING CREDIT FACILITIES
------------------------------

         Since May 1995, the Company has maintained a $150 million unsecured revolving credit facility from a syndicate of financial institutions for which the First National Bank of Chicago serves as agent (the "Unsecured Credit Facility"). During 1998, the Company amended and restated this facility to increase the facility to $375 million, reduce the specified spread over LIBOR from 1.1% to 0.85%, modify certain covenants and extend the term for an additional year, through April 2001. During the first quarter of 1998, the Company recognized a non-cash extraordinary charge of approximately $0.9 million ($0.01 per share), relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility. Borrowings under this facility bear interest at variable rates based on LIBOR plus a specified spread, (0.85% at December 31, 1998). The spread is dependent on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets and debt service coverage. The facility also provides for a facility fee of 0.15% on the entire facility. The Unsecured Credit Facility is used to finance the acquisition of real estate, to provide working capital and for general corporate purposes. At December 31, 1998 and 1997, total borrowings under this facility aggregated $132.0 million and $138.2 million, respectively, with a weighted average interest rate of 6.5% and 7.9%, respectively.
           In September 1996, the Company entered into a three year $10 million unsecured revolving credit facility with National City Bank, (together with the $375 million Unsecured Credit Facility, the "Revolving Credit Facilities"). In June 1998, the Company renegotiated the terms of this facility to increase the facility to $20 million, to extend the agreement through November 2000 and reduce the interest rate 15 basis points. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (0.85% at December 31, 1998). The spread is dependent on the Company's long term senior unsecured debt rating from Standard and Poors and Moody's Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets and debt service coverage. The facility also provides for commitment fees of 0.15% on the unused credit amount. At December 31, 1997, total borrowings under this facility aggregated $1.5 million with a weighted average interest rate of 7.1%. At December 31, 1998, there were borrowings outstanding under this facility.
           Total fees paid by the Company on its revolving credit facilities in 1998, 1997 and 1996 aggregated approximately $0.5 million, $0.3 million and $0.3 million, respectively.

9. FIXED RATE SENIOR NOTES
--------------------------

         The following is a summary of the Company's outstanding unsecured fixed rate senior notes:

                                                     December 31,
                                                1998            1997

         Unsecured Fixed Rate
            Senior Notes (1)                  $517,383        $317,554
         Pass-Through Asset
            Trust Securities (2)                74,771          74,700
                                              --------        --------
                                              $592,154        $392,254
                                              ========        ========

     (1) Two of the senior notes were issued at a discount. The unamortized discount aggregated $0.3 million and $0.2 million at December 31, 1998 and 1997, respectively. The effective interest rates of these notes range from 6.65% to 7.67% per annum.
     (2) In March 1997, the Company issued, through a grantor trust, $75 million of Pass-Through Asset Trust Securities (PATS), due March 2002, at a discount to 99.53%. These certificates are secured by fifteen year notes maturing March 2012, issued by the Company to the trust. The trust sold an option which enables the option holder to re-market the notes upon maturity ("Notes") of the certificates in March 2002. Simultaneously with the sale of the certificates, the trust purchased the notes from the Company for a premium in the amount of the option payment. This premium, $1.3 and $1.4 million at December 31, 1998 and 1997, respectively, is being amortized over the fifteen year life of the Notes and is included in other liabilities. If the option holder does not elect to re-market the Notes, then they become due and payable in March 2002.Interest is paid semi-annually in arrears on March 15 and September 15. These notes have a coupon interest rate of 7.13% per annum.

         The above fixed rate senior notes have maturities ranging from May 2000 to July 2018. Interest rates ranged from approximately 6.58% to 7.625% averaging 7.2% at December 31, 1998 and 1997. These Notes may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund. The Fixed Rate Senior Notes were issued pursuant to an indenture dated May 1, 1994 which contains certain covenants including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. Interest is paid semi-annually in arrears on May 15 and November 15.

10. SUBORDINATED CONVERTIBLE DEBENTURES
---------------------------------------

         In August 1994, the Company issued, through an underwritten offering, $60 million of unsecured subordinated convertible debentures ("Debentures") which mature on August 15, 1999. The Debentures bear interest at 7% per annum. Interest is paid semi-annually in arrears on February 15 and August 15. The Debentures were issued pursuant to an indenture dated May 1, 1994. The Debentures are non-callable by the Company and are convertible at any time prior to maturity into common shares at a conversion price of $16.6875 per share, subject to adjustment under certain conditions. The Debentures are unsecured and subordinate to present and future senior indebtedness, as defined in the indenture.
           Debentures in the principal amount of $6.8 million and $13.1 million were converted into approximately 0.4 million and 0.8 million common shares, during 1998 and 1997, respectively. In accordance with the indenture, the related accrued but unpaid interest was forfeited by the holders. In addition, upon conversion of the debentures, approximately $0.1 and $0.2 million of unamortized debenture issue costs were charged to additional paid-in-capital during 1998 and 1997, respectively.

11. MORTGAGES PAYABLE AND SCHEDULED PRINCIPAL REPAYMENTS
--------------------------------------------------------

         At December 31, 1998, mortgages payable, collateralized by real estate with a net book value of approximately $384.2 million and related tenants leases, are generally due in monthly installments of principal and/or interest and mature at various dates through 2027. Interest rates ranged from approximately 3.7% to 10.875% (averaging 8.3% and 8.6% at December 31, 1998 and 1997). Variable rate debt obligations, included in mortgages payable at December 31, 1998 and 1997, totaled approximately $32.2 million and $2.8 million, respectively. Interest rates on the variable rate debt averaging 6.3% and 5.3% at December 31, 1998 and 1997, respectively.
            As of December 31, 1998, the scheduled principal payments of mortgages payable, Fixed Rate Senior Notes, Revolving Credit Facilities and Debentures for the next five years and thereafter are as follows:

                                  YEAR           AMOUNT
                              -----------------------------

                                  1999        $   81,107
                                  2000           135,180
                                  2001           232,543
                                  2002           116,858
                                  2003            37,070
                                  Thereafter     397,723
                              -----------------------------

                                              $1,000,481
                              -----------------------------

         Principal payments in the year 2001 include $132 million associated with the maturing of the Revolving Credit Facilities.
            Principal payments in the year 2002 assume that the PATS option holder (Note 9) will not exercise the option to re-market the Notes and the trust will therefore put the Notes to the Company to finance the reacquisition of the PATS at maturity.

12. FINANCIAL INSTRUMENTS
-------------------------

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

Notes receivable and advances to affiliates:

         The fair value is estimated by discounting the current rates at which similar loans would be made. At December 31, 1998 and 1997, the carrying amounts reported in the balance sheet approximate fair value.

Debt:

         The carrying amounts of the Company's borrowings under its Revolving Credit Facilities approximate fair value because such borrowings are at variable rates. The fair value of the fixed rate senior notes was based on borrowings with a similar remaining maturity based on the Company's estimated interest rate spread over the applicable treasury rate. Fair value of the mortgages payable was estimated using a discounted cash flow analysis, based on the Company's incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturities. Fair value of the Debentures was determined based on their closing price as of December 31, 1998 and 1997, as reported by the New York Stock Exchange.
           Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.
           Financial instruments at December 31, 1998 and 1997, with carrying values that are different than estimated fair values are summarized as follows (in thousands):

                                               1998                         1997
                                  Carrying Amount  Fair Value  Carrying Amount  Fair Value
         Debentures                   $ 40,065      $ 41,167      $ 46,891      $ 52,049
         Fixed Rate Senior Notes       592,154       568,624       392,254       400,862
         Mortgages payable             236,262       247,009        89,676        93,943
                                    -------------------------    ------------------------
                                      $868,481      $856,800      $528,821      $546,854
                                    =========================    ========================

         See Note 3 for a description of the Company's funding commitment to its minority equity investment. The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio. The Company may, from time to time, enter into interest rate hedge agreements to manage interest costs and risks associated with changing interest rates.

13. MINORITY EQUITY INTERESTS, PREFERRED OPERATING PARTNERSHIP MINORITY INTERESTS, OPERATING PARTNERSHIP MINORITY INTERESTS, PREFERRED SHARES AND COMMON SHARES
-----------------------------------------------------------------------------

Minority Equity Interests

         In 1998, the Company acquired, in conjunction with the acquisition of the Hermes Properties, through a subsidiary partnership, a majority ownership interest in a shopping center and development parcels in Utah. The minority partners' equity interest in this partnership is $8.2 million at December 31, 1998. Minority equity interest expense includes approximately $0.1 million for the year ended December 31, 1998 related to the minority partner's share of net income.
           In 1997, the Company acquired, through a subsidiary partnership, a majority ownership interest in two adjacent shopping centers located in North Olmsted, Ohio. At the date of acquisition the shopping centers were valued at $56.7 million. The Company contributed cash and assumed liabilities aggregating $40.4 million and the balance of $16.3 million was retained by the seller as a minority equity interest. The minority equity interest owners were entitled to a priority cash return of 6.5% per annum on their partnership capital account balance, as defined in the partnership agreement. The priority cash return during 1998 and 1997 aggregated approximately $0.2 million and $1.0 million, respectively, and has been reflected as a charge to minority equity interest in the consolidated statements of operations. In March 1998, the Company acquired the minority equity interest for $16.3 million.

Preferred Operating Partnership Minority Interests

         In December 1998, the Company completed a private placement of $35 million with AEW Targeted Securities Fund, L.P., an investment partnership managed by AEW Capital Management, L.P. ("AEW"). This private placement was a combination of preferred equity securities and a warrant to purchase approximately 1.6 million common shares of the Company at a price of $21-5/8 per share or 1.4 million Class D cumulative redeemable preferred shares at a price of $25 per share. The Company recorded $32.9 million as preferred operating partnership interests and $2.1 million to additional paid in capital in respect of the warrant. The proceeds from this private placement were used to repay amounts outstanding on the Revolving Credit Facilities. The preferred equity securities are structured as 8.5% cumulative redeemable preferred units ("Preferred Units") of DDRC Great Northern L.P., a wholly owned, consolidated partnership. The Preferred Units are redeemable without restriction by AEW, for cash or common shares at the option of the Company, and redeemable after five years by DDRC Great Northern L.P. for cash or common shares at AEW's option. In addition, if the warrant is exercised, the Company has the right to redeem the Preferred Units for cash or common shares at its option. Generally, the warrant has a perpetual term, but will expire upon redemption of the Preferred Units. During 1998, the Company reflected $0.2 million as a charge to operating partnership minority interest in the consolidated statements of operations relating to the accrued return associated with the Preferred Units at December 31, 1998.

Operating Partnership Minority Interests

         At December 31, 1998 and 1997, the Company had 4,581,104 and 17,894 OP Units outstanding, respectively. During 1998 and 1997 the Company acquired, through subsidiary partnerships, a majority ownership interest in several shopping centers. In conjunction with these acquisitions, the Company issued 4,563,210 and 17,894 OP Units which are exchangeable, under certain circumstances and at the option of the Company into an equivalent number of the Company's common shares or for the equivalent amount of cash. In connection with the Company's purchase of certain shopping centers during 1998 and the related issuance of approximately 3.6 million of the above mentioned OP Units, the Company provided a guarantee of the value of the OP Units, which includes the aggregate value derived from both the value of the OP Units and the distributions received pursuant to the terms of the OP Units. As of July 1, 2000, if required, the guarantee amount is payable in the form of additional OP Units. The purchase was recorded at the estimated fair value of the guaranteed amounts. Contingently issuable OP Units are included in weighted average shares outstanding for purposes of determining diluted earnings per share.
           The OP Unit holders are entitled to receive distributions, per OP Unit, equal to the per share distributions on the Company's common shares. During 1998 and 1997, the unit holders have received or are entitled to receive distributions aggregating $2.9 million and $.01 million, respectively, which has been reflected as a charge to minority interest in the consolidated statements of operations.

Preferred Shares

         In August and September 1998, the Company sold 2,160,000 depositary shares of 8.68% Class D Cumulative Redeemable Preferred Stock at $25 per depositary share. In July 1998, the Company sold 4,000,000 depositary shares of 8.375% Class C Cumulative Redeemable Preferred Stock at $25 per depositary share. The Class A, B, C and D depositary shares represent 1/10 of a share of their respective preferred class of shares. The Class A, Class B, Class C and Class D depositary shares are not redeemable by the Company prior to November 15, 2000, December 26, 2000, July 7, 2003 and August 20, 2003, respectively, except in certain circumstances relating to the preservation of the Company's status as a REIT. The aggregate net proceeds from the sale of the Class C and Class D shares in 1998 of approximately $148.3 million were used to retire variable rate indebtedness. The Company's authorized preferred shares consist of the following:

           - 1,500,000 Class A Cumulative Redeemable Preferred Shares, without par value

           - 1,500,000 Class B Cumulative Redeemable Preferred Shares, without par value

           - 1,500,000 Class C Cumulative Redeemable Preferred Shares, without par value

           - 1,500,000 Class D Cumulative Redeemable Preferred Shares, without par value

           - 1,500,000 Class E Cumulative Redeemable Preferred Shares, without par value

           -  1,500,000 Non Cumulative preferred shares, without par value

Common Shares

         The Board of Directors of the Company approved a two-for-one stock split to shareholders of record on July 27, 1998. On August 3, 1998, each such shareholder received one share of common stock for each share of common stock held. This stock split was effected in the form of a stock dividend. Accordingly, $2.9 million was transferred from additional paid in capital to common stock, representing the stated value of additional shares issued.
           Common share issuances over the three year period ended December 31, 1998 are as follows:

                    Issuance            Number of   Price Per   Net Proceeds
                      Date               Shares       Share     (in millions)
                   ----------------------------------------------------------

                   March 1996          5,223,000     $14.475      $ 75.4
                   January 1997        6,700,000     $18.3125      115.8
                   June 1997           2,600,000     $19.0725       49.4
                   September 1997      1,015,920     $19.59375      18.8
                   December 1997         633,600     $18.875        11.3
                   April 1998          1,339,278     $18.86115      25.2
                   December 1998       3,000,000     $18.5625       52.6

         The aggregate net proceeds of $348.5 million from the above offerings were primarily used to repay amounts outstanding on Unsecured Revolving Credit Facilities and for general corporate purposes.

14. TRANSACTIONS WITH RELATED PARTIES
-------------------------------------

         In September 1998, the Company sold two properties to a principal of one of the Company's joint venture partners. These properties aggregated approximately 33,000 square feet and were sold for approximately $4.4 million.
           In June 1998, the Company acquired, from a partnership owned by the Company's Chairman Emeritus and an officer of the Company, approximately 18 acres of land, adjacent to a shopping center owned through one of the Company's joint ventures, at a purchase price of approximately $4.4 million.
           In February 1998, the Company acquired a shopping center located in Idaho Falls, Idaho from a limited partnership in which the Company's Chairman Emeritus, the Chairman of the Board, and the Vice-Chairman of the Board owned, in the aggregate, through a separate partnership, a 1% general partnership interest. The shopping center aggregates approximately 0.2 million square feet of Company GLA. The initial purchase price of the property was approximately $6.5 million. In accordance with the purchase agreement, the Company paid an additional $0.6 million upon the leasing of vacant space in the center in January 1999.
           In addition in 1998, the Company paid to a partnership owned by the Chairman Emeritus approximately $0.1 million for leasing/sales commissions associated with leasing or sale of certain shopping center outlots. Also, the Company paid approximately $0.7 million in 1998 to a company owned by the brother-in-law of The Chairman of the Board relating to fees and commissions on the acquisition of several shopping centers in 1998.
           The Chairman of the Board and Chief Executive Officer of the Company received 100,000 stock options in his role as Chairman of AIP's Board of Trustees. All benefits associated with these options were assigned to the Company.
           In conjunction with the establishment of DDR's equity investment in certain entities, the Company's Chairman of the Board and Chief Executive Officer owns voting stock in these entities in order to meet certain REIT qualification requirements.
           During 1998, the Company periodically advanced funds to the Chairman of the Board and Chief Executive Officer in amounts up to $0.4 million. The advances, which were made to reduce the outstanding principal balance of, and to prevent the sale of common shares from, a margin account loan, were outstanding for periods ranging from five days to one month with an interest rate of LIBOR plus 0.85%.
           In 1998, the eleven members of the Company's executive committee, either through the exercise of previously granted stock options or through the direct purchase of unissued shares had acquired 974,663 of the Company's common shares. The purchase of such shares was financed by a five-year personal loan program aggregating approximately $15 million (at market interest rates) arranged by First Chicago/Bank One. These loans are guaranteed by the Company. The individuals participating in the program are responsible for repayment of these personal loans and have fully indemnified the Company should the Company's guarantee be called upon.
           The Company entered into a lease for office space owned by one of its principal partners/shareholders. General and administrative rental expense associated with this office space aggregated $0.7 million, $0.6 million, and $0.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase in rental expense was primarily related to the leasing of additional space to accommodate the Company's growth.
           The Company continues to have management agreements with various partnerships and performs certain administrative functions on behalf of entities owned in part by a related party, in which management fee and leasing fee income of $0.2 million was earned in 1998 and $0.1 million in 1997 and 1996. Transactions with the Company's equity affiliates have been described in Notes 2 and 3.

15. COMMITMENTS AND CONTINGENCIES
---------------------------------

         The Company is engaged in the operation of shopping centers/malls which are either owned or, with respect to certain shopping centers, operated under long-term ground leases which expire at various dates through 2048, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements which provide for terms ranging generally from one to 30 years and, in some cases, for annual rentals which are subject to upward adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements.
           The scheduled future minimum revenues from rental properties under the terms of all noncancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises, for the subsequent five years ending December 31, are as follows (in thousands):

                                                1999        $  173,923
                                                2000           164,771
                                                2001           154,982
                                                2002           143,914
                                                2003           130,954
                                                Thereafter   1,117,241
                                                            ----------
                                                            $1,885,785
                                                            ==========

         Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows (in thousands):

                                1999     $ 1,819
                                2000       1,815
                                2001       1,815
                                2002       1,816
                                2003       1,817
                          Thereafter      24,259
                                         -------
                                         $33,341
                                         =======

         There were no capital leases in which the Company is the lessee at December 31, 1998 or 1997.
           In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements for the construction of the shopping centers and acquisition of land aggregating approximately $13.0 million as of December 31, 1998.
           In connection with certain shopping center acquisitions, the Company provided the related sellers with a right to lease vacant space to tenants, acceptable to the Company, for additional consideration. At December 31, 1998 there were rights to purchase additional units at three shopping centers for an estimated $8 million.
           As discussed in Note 2, the Company has entered into several joint ventures with various third party developers. In conjunction with the joint venture agreements, the Company has agreed to fund the required equity capital associated with approved development projects. The Company is entitled to receive a priority return on equity capital advances at a minimum rate of 10.5%
           As discussed in Notes 13 and 14, the Company has provided certain guarantees relating to OP Units and officer loans, respectively. In addition, the Company has entered into a master lease with regard to certain tenants (Note 2).

16. OTHER INCOME
----------------

         Other income was comprised of the following (in thousands):

                                                  For the years ended
                                                      December 31,

                                               1998       1997       1996
                                              ------     ------     ------

         Temporary tenant rentals (kiosks)    $  697        830        689
         Lease termination fees                1,621      2,830      3,007
         Development fees                      1,722      1,003        672
         Other                                 1,420        662        417
                                              ------     ------     ------
                                              $5,460     $5,325     $4,785
                                              ============================

17. BENEFIT PLANS
-----------------

Stock Option and Other Equity Based Plans

         Effective January 31, 1993, the Company established an incentive and non-qualified stock option plan under which 4,113,806 of the Company's common shares at December 31, 1998 were reserved for issuance to eligible employees. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof (or, with respect to options granted to certain shareholders, within five years thereof). Options granted under the plan generally become exercisable on the year after the date of grant as to one third of the optioned shares, with the remaining options being exercisable over the following two-year period.
           In 1997, the Board of Directors approved the issuance of 900,000 stock options to the Company's Chief Executive Officer which vested upon issuance of the options granted, 700,000 options were issued outside of a qualified plan.
           In addition to the stock option plan described above, the Company granted options for a total of 950,000 shares to its directors and certain officers who are not employees of the Company. Such options were granted at the fair market value on the date of grant. Options with respect to 150,000 shares were exercisable one year from the date of grant, and options with respect to the remaining 800,000 shares become exercisable one year after the date of grant as to one third of the 800,000 shares with the remaining options being exercisable over the following two-year period.
           The following table reflects the stock option activity described above (in thousands):

                                             NUMBER OF OPTIONS
                                                             EXECUTIVE       WEIGHTED AVERAGE
                                    EMPLOYEES    DIRECTORS    OFFICER   EXERCISE PRICE   FAIR VALUE

         Balance December 31, 1995   1,654          650          -          $12.93
           Granted                   1,066          240          -           15.32          $1.33
           Exercised                  (132)         (10)         -           11.84
           Canceled                    (58)           -          -           14.23
                                     -----          ---         ---         ------
         Balance December 31, 1996   2,530          880          -           13.87
           Granted                   1,202           50         700          19.74          $3.15
           Exercised                  (254)         (10)         -           12.52
           Canceled                    (62)           -          -           16.59
                                     -----          ---         ---         ------

         Balance December 31, 1997   3,416          920         700          16.18
           Granted                     540           10          -           19.95          $1.43
           Exercised                (1,093)           -          -           13.31
           Canceled                    (72)           -          -           18.44
                                     -----          ---         ---         ------
         Balance December 31, 1998   2,791          930         700         $17.32
                                     =====          ===         ===         ======

         The following table summarizes the characteristics of the options outstanding at December 31, 1998 (in thousands):

                        Outstanding  Weighted-Average                      Exercisable
            Range of        as of        Remaining       Weighted-Average     as of      Weighted-Average
        Exercise Prices   12/31/98   Contractual Life     Exercise Price    12/31/98      Exercise Price
-----------------------------------------------------------------------------------------------------------

         $11.00-$16.50      2,055           6.6              $14.39          1,635            $14.13
         $16.50-$24.00      2,366           9.4              $19.86          1,213            $19.36
                          ----------------------------------------------------------------------------
                            4,421           8.1              $17.32          2,848            $16.36

         As of December 31,1998, 1997 and 1996, 2,848, 3,097 and 1,617 options
         (in thousands), respectively were exercisable. The weighted average exercise prices of these exercisable options were $16.36, $15.03 and $12.75 at December, 31,1998, 1997 and 1996, respectively.
           During 1998, the Company's executive committee purchased approximately 0.9 million of the shares exercised (See Note 14).
           In April 1996 and May 1998, the shareholders approved equity-based award plans ("Award Plan") which provide for the grant, to employees of the Company, of options to purchase commons shares of the Company, rights to receive the appreciation in value of common shares, award of common shares subject to restrictions on transfer, awards of common share issuable in the future upon satisfaction of certain conditions, rights to purchase common share and other awards based on common shares. Under the terms of the Award Plans, awards may be granted with the respect to an aggregate of not more than 3,200,000 common shares.
           In 1996, the Board of Directors approved a grant of 50,000 restricted shares of common stock and 30,000 Participation Units to the Company's Chief Executive Officer. The 50,000 shares of restricted stock vest in equal annual amounts of 10,000 shares per year through the year 2000 and had a weighted average fair value at the date of grant of $15.3125, which was equal to the market value of the Company's stock at that date. The 30,000 Participation Units will be converted into common shares, ranging from 30,000 common shares to 200,000 common shares at the end of five years depending upon achievement of performance objectives. The actual number of shares issued will be based upon the average annual total shareholder return during the five year period. The weighted average fair values of the performance units at the date of grant for the 30,000 units granted in 1996 was $15.875, which was equal to the Company's stock at that date. During 1998, 1997 and 1996 approximately $0.8 million, $1.3 million and $0.5 million, respectively, was charged to expense associated with awards under the equity based award plan relating to restricted stock and participation units.
           The Company applies APB 25, "Accounting for Stock Issued to Employees" in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. The compensation cost which is required to be charged against income for all of the above mentioned plans was $1.8 million, $5.8 million and $1.4 million for 1998, 1997 and 1996, respectively. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair values of the options granted at the grant dates, consistent with the method set forth in the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net income and earnings per share would have been as follows (dollars in thousands, except per share data):

                                                            1998      1997       1996
                                                         ------------------------------
              Net income applicable to      As reported   $57,969   $53,322    $35,342
                 common shareholders        Pro forma     $56,168   $47,515    $33,905

              Basic earnings                As reported     $1.02     $1.03      $0.84
                 per share                    Pro forma     $0.99     $0.92      $0.80

              Diluted earnings              As reported     $0.98     $1.03      $0.84
                 per share                    Pro forma     $0.95     $0.91      $0.80

         For purposes of the pro forma presentation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model using the following assumptions:

                                                       For the years ended December 31,
                                                      1998        1997             1996
                                                  ---------------------------------------------
              Risk free interest rate or (range)   4.7%-5.8%      5.8%-7.9%       6.5%-6.8%
              Dividend yield (range)               6.4%-7.5%      6.8%-7.1%            7.8%
              Expected life (range)               6-10 years   8.1-10 years    8.3-10 years
              Expected volatility (range)        13.2%-19.1%    22.5%-31.7%     17.1%-24.4%

401(k) Plan

         Effective July 1, 1994, the Company adopted a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company which permits participants to defer up to a maximum of 15% of their compensation. The Company will match 25% of the employee's contribution up to a maximum of 6% of an employee's annual compensation. The Company may also make additional discretionary contributions. Employees' contributions are fully vested and the Company's matching contributions vest 20% per year, including service prior to the plan's effective date. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company's contribution to the plan for the year ended December 31, 1998, 1997 and 1996 were made by the issuance of Company stock with a market value of $0.05 million, $0.04 million, and $0.03 million, respectively. The 401(k) plan is fully funded at December 31, 1998.

Elective Deferred Compensation Plan

         Effective October 15, 1994, the Company adopted a non-qualified elective deferred compensation plan for certain key executives which permits eligible employees to defer up to 25% of their compensation. The Company will match 25% of an employee's contribution up to a maximum of 6% of an employee's annual compensation, after deducting contributions, if any, made in conjunction with the Company's 401(k) plan. Through March 31, 1998 both the deferred and matching contributions were made in Company performance units with the gains and losses being related to the Company's quoted share price. In April 1998, the Company elected to amend the investment elections available to employees such that the same investment elections, except for the Company's common stock elections is permitted. Deferred compensation charged to expense related to an employee contribution is fully vested and the Company's matching contribution vests 20% per year, including service prior to the plan's effective date. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company's contribution, including plan earnings for the years ended December 31, 1998, 1997 and 1996 was $0.6 million, $.04 million and $.05 million, respectively. At December 31, 1998, 1997 and 1996, deferred compensation under this plan aggregated $0.5 million, $0.3 million and $0.2 million, respectively. The plan is fully funded at December 31, 1998.

18. EARNINGS AND DIVIDENDS PER SHARE
------------------------------------

         Earnings Per Share (EPS) have been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128. Further, as discussed in Note 1, in 1998, the Company effected a stock split in the form of a stock dividend in which each shareholder received one share of common stock for each share of common stock held. All years presented have been restated to reflect this stock split.

           The following table provides a reconciliation of both income before extraordinary item and the number of common shares used in the computations of "basic" EPS, which utilized the weighted average number of common shares outstanding without regard to dilutive potential common shares, and "diluted" EPS, which includes all such shares.

                                                                  For the year ended December 31,
                                                              (In thousands, except per share amounts)

                                                                1998           1997           1996
                                                              --------       --------       --------
           Income before extraordinary item                   $ 78,804       $ 67,522       $ 49,542
           Less: Preferred stock dividend                      (19,953)       (14,200)       (14,200)
                                                              --------       --------       --------

           Basic EPS- Income before extraordinary item
                applicable to common shareholders               58,851         53,322         35,342
           Effect of dilutive share securities:
                Operating partnership minority interests             -             10              -
                Joint Venture Partnerships                        (632)             -              -
                                                              --------       --------       --------

           Diluted EPS- Income before extraordinary item
                applicable to common shareholders plus
                assumed conversions                           $ 58,219       $ 53,332       $ 35,342
                                                              ========       ========       ========

         NUMBER OF SHARES:
           Basic - average shares outstanding                   56,949         51,760         42,294
           Effect of dilutive securities:
                Operating partnership minority interests             -              6              -
                Joint venture partnerships and
                  minority interests                             1,056              -              -
                Stock options                                      499            352             72
                Restricted stock                                     5              6              6
                                                              --------       --------       --------
           Diluted - average shares outstanding                 58,509         52,124         42,372
                                                              ========       ========       ========

         PER SHARE AMOUNT:
           Income before extraordinary item
                Basic                                         $   1.03       $   1.03       $   0.84
                Diluted                                       $   1.00       $   1.03       $   0.84

           Options to purchase 4,420,981, 5,036,412 and 3,409,268 shares of common stock were outstanding at December 31, 1998, 1997 and 1996, respectively (Note 17), a portion of which has been reflected above using the treasury stock method.
           The weighted average contingently issuable OP Units which are convertible into common shares aggregated 0.7 million for the year ended December 31, 1998.
           Restricted shares totaling 20,000, 30,000 and 40,000, respectively, were unvested at December 31, 1998, 1997 and 1996 and consequently, were not included in the computation of basic EPS for all years presented (Note 17).
           Performance Units issued in 1996, convertible into 30,000 to 200,000 common shares of the Company, were not included in the computation of diluted EPS for all years presented because the effect was antidilutive (Note 17).
           Debentures, which are convertible into common shares of the Company at a price of $16.6875, were not included in the computation of diluted EPS for all years presented because the effect was antidilutive (Note
         10).
           The conversion of the Company's joint venture partners' interest in the Merriam (dilutive in 1998), San Antonio, Community Center and DDRA V joint ventures and a joint venture with two operating properties were not included in the computation of diluted EPS because the effect was antidilutive, for all years presented, where applicable (Note 2). Significant estimates were utilized by the Company in the determination of fair value for certain of the Company's joint ventures where the joint venture partner has the right to convert its interest in the partnership to common shares of the Company (Note 2). These estimates were used to determine the number of common shares assumed to be issued by the Company open a conversion, for purposes of determining dilution.
           The conversion into common stock of the Minority Interests were not included in the computation of diluted EPS in 1998 and 1997 because the effect of assuming conversion was antidilutive (Note 13).
           The redemption of the preferred units through the exercise of the warrant into common shares was not included in the computation of diluted EPS in 1998 because the effect was antidulutive (Note 13).

           Dividends declared per share for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

                                           GROSS ORDINARY    NON-TAXABLE     CAPITAL GAIN        TOTAL
         1998 DIVIDENDS      DATE PAID         INCOME     RETURN OF CAPITAL  DISTRIBUTIONS     DIVIDENDS
----------------------------------------------------------------------------------------------------------

         1st quarter         03/31/98         $0.3199           $   -          $0.0075         $ .3275
         2nd quarter         06/30/98          0.3199               -           0.0075           .3275
         3rd quarter         10/01/98          0.3199               -           0.0075           .3275
         4th quarter*        01/04/99          0.2459               -           0.0060           .2516
                                             -------------------------------------------------------------
                                              $1.2056           $   -          $0.0285         $1.2341
                                             =============================================================

                                           GROSS ORDINARY    NON-TAXABLE     CAPITAL GAIN        TOTAL
         1997 DIVIDENDS      DATE PAID         INCOME     RETURN OF CAPITAL  DISTRIBUTIONS     DIVIDENDS
----------------------------------------------------------------------------------------------------------

         1st quarter         03/31/97          $0.25           $0.055           $0.01          $ .315
         2nd quarter         06/30/97           0.26            0.055               -            .315
         3rd quarter         09/30/97           0.26            0.055               -            .315
         4th quarter         12/30/97           0.25            0.055            0.01            .315
                                             -------------------------------------------------------------
                                               $1.02            $0.22           $0.02           $1.26
                                             =============================================================

                                           GROSS ORDINARY    NON-TAXABLE     CAPITAL GAIN        TOTAL
         1996 DIVIDENDS      DATE PAID         INCOME     RETURN OF CAPITAL  DISTRIBUTIONS     DIVIDENDS
----------------------------------------------------------------------------------------------------------

         1st quarter         04/01/96         $0.2375          $0.06          $ .0025          $ .30
         2nd quarter         07/01/96          0.2375           0.06            .0025            .30
         3rd quarter         09/30/96          0.2375           0.06            .0025            .30
         4th quarter         12/30/96          0.2375           0.06            .0025            .30
                                             -------------------------------------------------------------
                                                $0.95          $0.24            $0.01          $1.20
                                             =============================================================


         * A portion of the fourth quarter 1998 dividend paid on January 4, 1999 will be reported to shareholders in 1999, of which $15,061,461 ($0.2459 per share) was reported as ordinary income and ($0.006 per share) was reflected as capital gain distrubutions for the year ended December 31,1998.

19. SUBSEQUENT EVENTS
---------------------

         On January 15,1999, the Company purchased an additional 3,410,615 shares of AIP for approximately $51.8 million in conjunction with AIP's acquisition of a portfolio of properties with an aggregate cost of approximately $129 million. Following the purchase of these shares the Company's stock ownership aggregated approximately 45.5% of AIP's outstanding common stock. The Company funded its investment through the use of borrowings under the Company's Revolving Credit Facilities.
           In January 1999, the Company repaid a mortgage of a 50% owned joint venture partnership aggregating approximately $49.2. In return, the joint venture entered into a corresponding mortgage note payable to the Company with an interest rate of LIBOR plus 2.75%. In addition, the Company received a loan origination fee for this transaction of $0.4 million. The Company anticipates that the joint venture will obtain a permanent mortgage on the property in excess of $50 million during the first half of 1999. The proceeds will be used to repay the mortgage notes to the Company and any other advances made to the joint venture or joint venture partners.
           In February 1999, the board of directors declared a 6.9% increase in the quarterly dividend per common share to $.35 per share from $.3275 per share. The first quarter dividend is payable on April 5, 1999 to shareholders of record on March 25, 1999.
           On February 19, 1999, DDR's Board of Directors granted the executive officers of the Company the right to implement a common share buy-back program. Under the terms authorized by the Board of Directors, the Company may, during the six-month period beginning February 22, 1999, purchase common shares of the Company in the open market, at price levels not to exceed 120% of the closing price of the securities on February 22, 1999 ($15.50), up to a maximum value of $50 million.

20. PRICE RANGE OF COMMON SHARES (UNAUDITED)
--------------------------------------------

         The high and low sale prices per share of the Company's common shares, as reported on the New York Stock Exchange Composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

                              HIGH          LOW       DIVIDENDS
                           -----------   ---------   -----------

         1998:

                  FIRST     $20-7/16     $18-1/4       $.3275
                  SECOND     21-15/32     18-21/32      .3275
                  THIRD      20-9/16      16            .3275
                  FOURTH     19-5/8       15-7/8        .3275

         1997:

                  First     $19-5/16     $17-1/8       $ .315
                  Second     20           17-15/16       .315
                  Third      20-1/8       19-1/8         .315
                  Fourth     20-5/8       18-21/32       .315

         As of March 15, 1999 there were 422 record holders and approximately 23,000 beneficial owners of the Company's common shares.

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------

         The following table sets forth the quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands, except per share amounts):

                                                        FIRST      SECOND      THIRD     FOURTH     TOTAL
                                                      -----------------------------------------------------

         1998:

         REVENUES FROM OPERATIONS                      $49,539    $52,981    $63,395    $62,253   $228,168
         INCOME BEFORE EQUITY IN NET INCOME OF
              JOINT VENTURES AND MINORITY EQUITY INVESTMENT,
              MINORITY INTERESTS, GAIN ON SALES OF
              REAL ESTATE AND EXTRAORDINARY ITEM        15,965     15,765     17,475     19,089     68,294
         INCOME BEFORE EXTRAORDINARY ITEM               18,015     19,137     20,712     20,940     78,804
         NET INCOME                                     17,133     19,137     20,712     20,940     77,922
         NET INCOME APPLICABLE TO COMMON SHAREHOLDERS   13,583     15,587     14,702     14,097     57,969
         BASIC:
           INCOME BEFORE EXTRAORDINARY ITEM PER
              COMMON SHARE                               $0.26      $0.27      $0.26      $0.24      $1.03
           NET INCOME PER COMMON SHARE                   $0.25      $0.27      $0.26      $0.24      $1.02
           WEIGHTED AVERAGE NUMBER OF SHARES            55,500     56,703     57,257     58,302     56,949
         DILUTED:
           INCOME BEFORE EXTRAORDINARY ITEM
              PER COMMON SHARE                           $0.25      $0.27      $0.25      $0.23      $1.00
           NET INCOME PER COMMON SHARE                   $0.24      $0.27      $0.25      $0.23      $0.98
           WEIGHTED AVERAGE NUMBER OF SHARES            56,732     58,003     58,765     60,286     58,509



                                                         First     Second      Third     Fourth      Total
                                                      -----------------------------------------------------

         1997:
         Revenues from operations                      $37,461    $40,913    $42,752    $48,097   $169,223
         Income before equity in net income of
             joint ventures and minority interests and
             gain on sales of real estate               11,576     13,585     13,807     15,184     54,152
         Income before extraordinary item               17,554     15,941     16,747     17,280     67,522
         Net income                                     17,554     15,941     16,747     17,280     67,522
         Net income applicable to common shareholders   14,004     12,391     13,197     13,730     53,322
         Basic:
           Income before extraordinary item
             per common share                           $  .29     $  .25     $  .25     $  .25    $  1.03
           Net income per common share                  $  .29     $  .25     $  .25     $  .25    $  1.03
           Weighted average number of shares            49,030     50,328     53,112     54,594     51,760
         Diluted:
           Income before extraordinary item
             per common share                          $   .28    $   .24    $   .25    $   .25   $   1.03
           Net income per common share                 $   .28    $   .24    $   .25    $   .25   $   1.03
           Weighted average number of shares            49,874     51,226     54,148     55,604     52,124

                                   SCHEDULE II



                    DEVELOPERS DIVERSIFIED REALTY CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)


                                                       Balance at                                          Balance at
                                                      beginning of       Charged                             end of
                                                          year          to expense        Deductions          year
                                                          ----          ----------        ----------          ----
Year ended December 31, 1998
   Allowance for uncollectible accounts . . . .         $ 2,383           $ 1,083           $  1,391        $  2,075
                                                        =======           =======           ========        ========

Year ended December 31, 1997
  Allowance for uncollectible accounts . . . . .        $ 1,770           $   749           $    136        $  2,383
                                                        =======           =======           ========        ========

Year ended December 31, 1996
  Allowance for uncollectible accounts . . . . .        $   990           $ 1,292           $    512        $  1,770
                                                        =======           =======           ========        ========


                   DEVELOPERS DIVERSIFIED REALTY CORPORATION        SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 DECEMBER 1998

                                    Initial Cost                                                  Total Cost (A)
                            ----------------------------                          ------------------------------------------------
                                            Buildings &                                              Buildings &
                                Land       Improvements   Improvements                Land           Improvements       Total
                            -------------------------------------------           ------------------------------------------------
BRANDON, FL ...............           $0      $4,111,281             $0                     $0          $4,114,943      $4,114,943
STOW, OH ..................    1,035,856       9,028,257              0                992,520          19,938,665      20,931,185
FERN PARK, FL (ORLANDO) ...      445,852         302,755         97,300                445,852             409,103         854,955
EASTLAKE, OH ..............       40,000         141,000              0                 40,000             144,188         184,188
HIGHLAND HTS., OH .........    3,987,052       7,895,991              0              3,987,052          13,342,214      17,329,266
WESTLAKE, OH ..............      424,225       3,802,863        203,235                424,225           4,055,893       4,480,118
WATERBURY, CT .............            0       3,048,300              0                      0           3,048,300       3,048,300
ZANESVILLE, OH ............            0         619,023              0                      0             619,023         619,023
E. NORRITON, PA ...........       80,408       4,697,718        233,380                 80,408           7,281,488       7,361,896
PALM HARBOR, FL ...........    1,136,915       4,089,138              0              1,136,915           4,145,712       5,282,627
TARPON SPRINGS, FL ........      248,067       7,381,640         80,859                248,067          10,964,375      11,212,442
BAYONET PT., FL ...........    2,112,566       8,180,960        127,530              2,254,649           8,387,077      10,641,726
STARKVILLE, MS ............    1,271,081       8,209,214              0              1,112,263           9,648,182      10,760,445
TUPELO, MS ................    2,282,000      14,978,722              0              2,282,000          15,683,922      17,965,922
JACKSONVILLE, FL ..........    3,005,420       9,425,063              0              3,005,420           9,463,626      12,469,046
STONE MOUNTAIN, GA ........      460,471       3,018,074         21,890                460,471           3,060,042       3,520,513
BRUNSWICK, MA .............    3,836,358      15,459,460              0              3,836,358          17,799,645      21,636,003
ATLANTA, GA ...............      475,360       9,373,552              0                475,360           9,549,570      10,024,930
ERIE, PA ..................   10,880,479      19,200,609              0              6,979,094          32,439,715      39,418,809
ERIE, PA ..................            1       2,563,770         12,990                      1           3,061,768       3,061,769
CHILLICOTHE, OH ...........       42,857       2,549,287          2,200              1,266,066          11,799,780      13,065,846
OCALA, FL .................       26,800         351,065         25,028                 26,800             377,329         404,129
TAMPA, FL (WATERS) ........    4,105,230       6,640,240        324,071              3,905,230           7,269,003      11,174,233
MACEDONIA, OH .............    4,391,693               0              0              4,391,693                   0       4,391,693
WINCHESTER, VA ............      618,075      13,903,078              0                618,075          18,789,620      19,407,695
HUBER HEIGHTS, OH .........      757,422      14,468,512          1,000                757,422          14,584,437      15,341,859
LEBANON, OH ...............      651,025         911,178         30,993                651,025           1,049,306       1,700,331
WILMINGTON, OH ............      156,975       1,615,646         50,575                156,975           1,758,936       1,915,911
HILLSBORO, OH .............       79,579       1,984,831              0                 79,579           1,986,444       2,066,023
CANTON, OH PHASE II .......    5,672,187               0              0              6,393,685          13,419,332      19,813,017
XENIA, OH .................      948,202       3,938,138              0                673,202           6,052,627       6,725,829
BOARDMAN, OH ..............    9,025,281               0              0              8,152,281          27,948,552      36,100,833
SOLON, OH .................    6,220,200       7,454,151              0              6,220,200           7,454,151      13,674,351
CINCINNATI, OH ............    2,399,250      11,238,105        172,198              2,399,250          12,129,442      14,528,692
BEDFORD, IN ...............      706,282       8,424,532          5,750              1,066,656          10,009,514      11,076,170
WATERTOWN, SD .............       62,712       6,442,712        441,927                 62,712           8,206,513       8,269,225
CONNERSVILLE, IN ..........      539,720       6,457,710              0                539,720           6,562,442       7,102,162
ASHLAND, OH ...............      209,500       2,272,624              0                209,500           2,388,684       2,598,184
PENSACOLA, FL .............    1,804,641       4,010,290        273,372              3,989,840           4,334,862       8,324,702
W.65TH CLEVELAND, OH ......       90,120       1,463,076         15,000                 90,120           1,541,540       1,631,660
LOS ALAMOS, NM ............      725,000       3,499,950         30,336                725,000           3,870,158       4,595,158
NORTH OLMSTED, OH .........   12,209,206      45,008,616         13,971             12,209,206          51,426,723      63,635,929
TAMPA, FL (DALE) ..........    4,268,673       5,368,147        204,666              4,268,673           6,077,386      10,346,059
WAYNESVILLE, NC ...........      431,910       8,088,668        131,096                431,910           8,238,844       8,670,754
AHOSKIE, NC ...............      269,530       7,775,856          3,168                269,530           7,808,224       8,077,754
PULASKI, VA ...............      528,075       6,395,809          2,000                528,075           6,405,435       6,933,510
ST. LOUIS, MO (SUNSET) ....   10,496,401      31,530,669              0             10,496,401          31,530,669      42,027,070
ST. LOUIS, MO (SH SNST) ...    2,294,428       6,873,734              0              2,294,428           6,873,734       9,168,162
ST. LOUIS, MO (BRNTWD) ....   10,627,899      32,053,255              0             10,627,899          32,053,255      42,681,154
CEDAR RAPIDS, IA ..........    4,219,246      12,697,187              0              4,219,246          12,697,187      16,916,433
ST. LOUIS, MO (OLYMPIC) ...    2,775,280       8,369,712              0              2,775,280           8,369,712      11,144,992
ST. LOUIS, MO (GRAVOIS) ...    1,336,311       4,049,826              0              1,336,311           4,049,826       5,386,137
ST. LOUIS, MO (MORRIS) ....            0       2,048,384              0                      0           2,048,384       2,048,384
ST. LOUIS, MO (KELLER) ....    1,632,451       4,936,304              0              1,632,451           4,936,304       6,568,755
ST. LOUIS, MO (STHTWN) ....    1,502,294       4,545,833              0              1,502,294           4,545,833       6,048,127
ST. LOUIS, MO (HMEQTR) ....    1,405,214       4,254,663              0              1,405,214           4,254,663       5,659,877
ST. LOUIS, MO (AMRICN) ....      243,968         770,897              0                243,968             770,897       1,014,865
AURORA, OH ................      832,436               0              0                832,436           5,460,070       6,292,506
WORTHINGTON, MN ...........      373,943       6,404,291        440,740                373,943           7,648,178       8,022,121
HARRISBURG, IL ............      550,100       7,619,281              0                550,100           7,837,294       8,387,394
IDAHO FALLS, ID ...........    1,301,527               0              0              1,301,527           5,316,770       6,618,297
MT. VERNON, IL ............    1,789,009       9,398,696        111,000              1,789,009          13,400,834      15,189,843
FENTON, MO ................      413,993       4,243,854        475,714                413,993           6,602,340       7,016,333
MELBOURNE, FL .............            1       3,084,819        116,638                      1           3,204,645       3,204,646
SIMPSONVILLE, SC ..........      430,800       6,563,154              0                430,800           6,567,154       6,997,954
CAMDEN, SC ................      627,100       7,519,161          6,500              2,791,609           7,874,094      10,665,703
UNION, SC .................      684,750       7,629,275            500                684,750           7,648,975       8,333,725
N. CHARLESTON, SC .........      910,840      11,346,348          1,000              1,081,462          14,921,446      16,002,908
S. ANDERSON, SC ...........    1,365,600       6,117,482         13,170              1,365,600           6,150,152       7,515,752
ANDERSON, SC ..............      204,094         939,733              0                204,094             939,733       1,143,827
ORANGEBURG, SC ............      317,934       1,692,836              0                317,934           1,720,834       2,038,768
MT. PLEASANT, SC ..........    2,583,887      10,469,891              0              2,589,300          10,469,892      13,059,192
COLUMBIA, SC ..............      600,000       3,262,624              0                600,000           3,262,624       3,862,624
SAULT STE. MARIE, MI ......    1,826,454      13,709,705              0              1,826,454          14,963,835      16,790,289
CHEBOYGAN, MI .............      126,670       3,612,242              0                126,670           3,688,254       3,814,924
GRAND RAPIDS, MI ..........    1,926,389       8,039,411              0              1,926,389           8,053,837       9,980,226
DETROIT, MI ...............    6,737,895      26,988,238         27,131              6,737,895          27,015,369      33,753,264
HOUGHTON, MI ..............      439,589       7,300,952      1,820,772                439,589           9,360,850       9,800,439
BAD AXE, MI ...............      183,850       3,647,330              0                183,850           4,040,030       4,223,880
GAYLORD, MI ...............      269,900       8,727,812          2,250                269,900           9,090,854       9,360,754
HOWELL, MI ................      331,500      11,938,263            750                331,500          12,127,717      12,459,217
MT. PLEASANT, MI ..........      766,950       7,768,538         20,340                766,950          11,490,772      12,257,722
ELYRIA, OH ................      352,295       5,692,642              0                352,295           5,692,642       6,044,937
MIDVALLEY, UT .............   25,661,553      56,759,311              0             25,661,553          56,759,311      82,420,864
TAYLORSVILLE, UT ..........   24,327,057      53,686,013              0             24,327,057          53,686,013      78,013,070
OREM, UT ..................    5,428,428      12,258,654              0              5,428,428          12,258,654      17,687,082
LOGAN, UT .................      773,540       1,651,355              0                773,540           1,651,355       2,424,895
SALT LAKE CITY, UT ........      986,363       2,132,099              0                986,363           2,132,099       3,118,462
RIVERDALE, UT .............   15,845,056      36,478,636              0             15,845,056          36,478,636      52,323,692
BEMIDJI, MN ...............      442,031       8,228,731        500,161                442,031           9,028,612       9,470,643
THE HERMES BUILDING .......    2,801,326       5,996,621              0              2,801,326           5,996,621       8,797,947
OGDEN, UT .................    3,619,570       7,715,892              0              3,619,570           7,715,892      11,335,462
LAS VEGAS, NV .............    2,142,168       4,561,986              0              2,142,168           4,561,986       6,704,154
RAPID CITY, SD ............      757,928       1,624,575              0                757,928           1,624,575       2,382,503
CAPE CORAL, FL ............    1,286,628       2,548,149        149,507              1,286,628           5,237,622       6,524,250
TRINDAD, CO ...............      411,329       2,578,930        197,546                411,329           2,764,874       3,176,203
HAZARD, KY ................      402,563       3,271,343        296,745                402,563           3,573,888       3,976,451
FLORENCE, KY ..............      490,797       1,967,928              0                490,797           1,967,928       2,458,725
BIRMINGHAM, AL ............    3,726,122      13,973,590              0              3,726,122          16,073,044      19,799,166
BIRMINGHAM, AL ............   10,572,916      26,002,258              0             11,434,040          32,246,394      43,680,434
HUNTSVILLE, AL ............      600,000       3,058,100              0                600,000           3,070,253       3,670,253
JACKSONVILLE, NC ..........      521,111       3,998,798        172,993                521,111           4,171,791       4,692,902
ORMOND BEACH, FL ..........    1,048,380      15,812,069          3,875              1,048,380          16,163,162      17,211,542
ALAMOSA, CO ...............      161,479       1,034,465        210,958                161,479           1,239,493       1,400,972
WILMINGTON, NC ............    4,785,052      16,851,571      1,182,775              9,557,063          24,134,566      33,691,629
BERLIN, VT ................      858,667      10,948,064         23,935                866,217          11,543,267      12,409,484
BRAINERD, MN ..............      703,410       9,104,117        271,802              1,182,018          12,606,911      13,788,929
SPRING HILL, FL ...........    1,083,851       4,816,166        265,762              2,095,973           8,012,882      10,108,855
TIFFIN, OH ................      432,292       5,907,856        434,761                432,292           6,641,356       7,073,648
TOLEDO, OH ................    2,490,543      10,582,588              0              2,490,543          10,583,789      13,074,332
TOLEDO, OHIO ..............    5,556,887               0              0              5,766,887           5,820,330      11,587,217
DENVER, CO ................    7,833,069      35,550,405              0              7,833,069          46,152,815      53,985,884
DICKINSON, ND .............       57,470       6,864,237        354,820                 51,148           7,587,989       7,639,137
WEST PASCO, FL ............    1,422,383       6,552,470          8,500              1,357,699           6,564,014       7,921,713
MARIANNA, FL ..............    1,496,347       3,499,835        129,855              1,496,347           3,642,290       5,138,637
HUTCHINSON, MN ............      401,502       5,510,326        656,937                426,502           6,256,444       6,682,946
NEW BERN, NC ..............      780,029       8,204,036         71,587              1,049,710          12,774,562      13,824,272
HIGHLAND, IN ..............    4,003,400      20,101,245              0              4,003,400          22,891,664      26,895,064
PRINCETON, NJ .............    7,121,176      29,782,565              0              7,121,176          29,782,565      36,903,741
ST. PAUL, MN ..............    4,467,901      18,084,446              0              4,469,511          19,345,806      23,815,317
RUSSELLVILLE, AR ..........      624,100      13,391,122              0                624,100          13,494,276      14,118,376
N. LITTLE ROCK, AR ........      907,083      17,159,794              0                907,083          17,194,123      18,101,206
FAYETTEVILLE, AK ..........    2,365,974       9,503,285              0              5,371,806          10,141,296      15,513,102
OTTUMWA, IA ...............      338,125       8,564,280        102,680                276,186           8,873,250       9,149,436
WASHINGTON, NC ............      990,780       3,118,121         33,690              2,250,459           3,185,176       5,435,635
OVIDEO, FL ................    6,010,173               0              0              6,010,173                   0       6,010,173
ORLANDO, FL ...............    4,792,146      11,673,702         84,343              4,792,146          12,397,964      17,190,110
DURHAM, NC ................    2,210,222      11,671,268        277,631              2,210,222          12,143,055      14,353,277
CRYSTAL RIVER, FL .........    1,216,709       5,795,643        364,531              1,219,142           6,182,077       7,401,219
BELLEFONTAINE, OH .........      997,584       3,220,998              0                997,584           3,220,998       4,218,582
DUBLIN, OH ................    3,609,345      11,546,009              0              3,609,345          11,546,009      15,155,354
GROVE CITY, OH ............    2,847,868       9,132,150              0              2,847,868           9,132,150      11,980,018
HAMILTON, OH ..............      494,659       1,618,302              0                494,659           1,618,302       2,112,961
GAHANNA, OH ...............    1,028,931       3,319,584              0              1,028,931           3,319,584       4,348,515
PATASKALA, OH .............      513,731       1,679,038              0                513,731           1,679,038       2,192,769
PICKERINGTON, OH ..........    1,896,406       6,085,926              0              1,896,406           6,085,926       7,982,332
BARBOURSVILLE, OH .........      431,487       1,416,640          2,466                431,487           1,419,106       1,850,593
COLUMBUS, OH ..............   11,087,204      44,493,622              0             11,087,204          44,493,622      55,580,826
Portfolio Balance (DDR) ...       56,240     115,594,593      4,616,405                 56,240         120,210,997     120,267,238
                            -------------------------------------------           ------------------------------------------------
                            $339,062,345  $1,338,320,160    $15,955,305           $352,356,418      $1,544,406,796  $1,896,763,215
                            ============  ==============    ===========           ============      ==============  ==============

                                               Total Cost,
                                                 Net of                     Depreciable         Date of
                              Accumulated      Accumulated                     Lives        Construction (C)
                              Depreciation     Depreciation  Encumbrances    (Years)(1)     Acquisition (A)
                             -------------------------------------------------------------------------------
BRANDON, FL ...............    $3,632,647          $482,296            $0     S/L 30           1972 (C)
STOW, OH ..................     2,345,829        18,585,356             0     S/L 30           1969 (C)
FERN PARK, FL (ORLANDO) ...       267,702           587,253             0     S/L 30           1970 (C)
EASTLAKE, OH ..............       119,723            64,465             0     S/L 30           1971 (C)
HIGHLAND HTS., OH .........     1,217,757        16,111,509             0    S/L 31.5          1995 (C)
WESTLAKE, OH ..............     3,139,733         1,340,385             0     S/L30            1974 (C)
WATERBURY, CT .............     2,599,093           449,207             0     S/L 30           1973 (C)
ZANESVILLE, OH ............       167,045           451,978             0    S/L 31.5          1990 (C)
E. NORRITON, PA ...........     3,668,608         3,693,288             0     S/L 30           1975 (C)
PALM HARBOR, FL ...........       497,695         4,784,932             0    S/L 31.5          1995 (A)
TARPON SPRINGS, FL ........     5,981,759         5,230,683             0     S/L 30           1974 (C)
BAYONET PT., FL ...........     3,750,842         6,890,884     5,327,208     S/L 30           1985 (C)
STARKVILLE, MS ............     1,218,218         9,542,227             0    S/L 31.5          1994 (A)
TUPELO, MS ................     2,030,227        15,935,695             0    S/L 31.5          1994 (A)
JACKSONVILLE, FL ..........     1,129,927        11,339,119     7,674,027    S/L 31.5          1995 (A)
STONE MOUNTAIN, GA ........     2,613,934           906,579             0     S/L 30           1973 (C)
BRUNSWICK, MA .............       779,994        20,856,009             0     S/L 30           1973 (C)
ATLANTA, GA ...............     1,493,497         8,531,433             0    S/L 31.5          1994 (A)
ERIE, PA ..................     3,276,316        36,142,493             0    S/L 31.5          1995 (C)
ERIE, PA ..................     2,143,344           918,425             0     S/L 30           1973 (C)
CHILLICOTHE, OH ...........     2,087,994        10,977,852             0     S/L 30           1974 (C)
OCALA, FL .................       314,539            89,590             0     S/L 30           1974 (C)
TAMPA, FL (WATERS) ........     1,914,395         9,259,838             0    S/L 31.5          1990 (C)
MACEDONIA, OH .............             0         4,391,693             0    S/L 31.5          1998 (C)
WINCHESTER, VA ............     2,467,611        16,940,084             0    S/L 31.5          1993 (A)
HUBER HEIGHTS, OH .........     2,501,531        12,840,328             0    S/L 31.5          1993 (A)
LEBANON, OH ...............       247,320         1,453,011             0    S/L 31.5          1993 (A)
WILMINGTON, OH ............     1,179,651           736,260             0     S/L 30           1977 (C)
HILLSBORO, OH .............     1,290,303           775,720             0     S/L 30           1979 (C)
CANTON, OH PHASE II .......       464,994        19,348,023             0    S/L 31.5          1995 (A)
XENIA, OH .................       720,505         6,005,324             0    S/L 31.5          1994 (A)
BOARDMAN, OH ..............     1,257,488        34,843,345             0    S/L 31.5          1997 (A)
SOLON, OH .................        32,677        13,641,674             0    S/L 31.5          1998 (C)
CINCINNATI, OH ............     2,198,102        12,330,590             0    S/L 31.5          1993 (A)
BEDFORD, IN ...............     1,473,022         9,603,148             0    S/L 31.5          1993 (A)
WATERTOWN, SD .............     4,736,222         3,533,003             0     S/L 30           1977 (C)
CONNERSVILLE, IN ..........     1,056,772         6,045,390             0    S/L 31.5          1993 (A)
ASHLAND, OH ...............     1,661,679           936,505             0     S/L 30           1977 (C)
PENSACOLA, FL .............     1,431,605         6,893,097             0     S/L 30           1988 (C)
W.65TH CLEVELAND, OH ......     1,069,068           562,592             0     S/L 30           1977 (C)
LOS ALAMOS, NM ............     1,392,351         3,202,807             0     S/L 30           1978 (C)
NORTH OLMSTED, OH .........     3,042,726        60,593,203             0    S/L 31.5          1997 (A)
TAMPA, FL (DALE) ..........     1,503,606         8,842,453             0    S/L 31.5          1990 (C)
WAYNESVILLE, NC ...........     1,595,477         7,075,277             0    S/L 31.5          1993 (A)
AHOSKIE, NC ...............     1,209,362         6,868,392             0    S/L 31.5          1994 (A)
PULASKI, VA ...............     1,156,395         5,777,115             0    S/L 31.5          1993 (A)
ST. LOUIS, MO (SUNSET) ....       502,139        41,524,931             0    S/L 31.5          1998 (A)
ST. LOUIS, MO (SH SNST) ...       110,148         9,058,014             0    S/L 31.5          1998 (A)
ST. LOUIS, MO (BRNTWD) ....       510,299        42,170,855             0    S/L 31.5          1998 (A)
CEDAR RAPIDS, IA ..........       203,007        16,713,426    11,448,099    S/L 31.5          1998 (A)
ST. LOUIS, MO (OLYMPIC) ...       133,247        11,011,745     5,008,378    S/L 31.5          1998 (A)
ST. LOUIS, MO (GRAVOIS) ...        64,241         5,321,896     3,139,576    S/L 31.5          1998 (A)
ST. LOUIS, MO (MORRIS) ....        29,238         2,019,146             0    S/L 31.5          1998 (A)
ST. LOUIS, MO (KELLER) ....        78,137         6,490,618     2,808,870    S/L 31.5          1998 (A)
ST. LOUIS, MO (STHTWN) ....        71,533         5,976,594             0    S/L 31.5          1998 (A)
ST. LOUIS, MO (HMEQTR) ....        66,920         5,592,957     3,554,191    S/L 31.5          1998 (A)
ST. LOUIS, MO (AMRICN) ....        12,177         1,002,688             0    S/L 31.5          1998 (A)
AURORA, OH ................       400,132         5,892,374             0    S/L 31.5          1995 (C)
WORTHINGTON, MN ...........     4,306,447         3,715,674             0     S/L 30           1977 (C)
HARRISBURG, IL ............     1,181,334         7,206,060             0    S/L 31.5          1994 (A)
IDAHO FALLS, ID ...........       139,752         6,478,545             0    S/L 31.5          1998 (A)
MT. VERNON, IL ............     1,744,329        13,445,514             0    S/L 31.5          1993 (A)
FENTON, MO ................     2,551,248         4,465,085             0     S/L 30           1983 (A)
MELBOURNE, FL .............     2,102,050         1,102,596             0     S/L 30           1978 (C)
SIMPSONVILLE, SC ..........     1,044,401         5,953,553             0    S/L 31.5          1994 (A)
CAMDEN, SC ................     1,371,422         9,294,281             0    S/L 31.5          1993 (A)
UNION, SC .................     1,346,504         6,987,221             0    S/L 31.5          1993 (A)
N. CHARLESTON, SC .........     2,091,491        13,911,417             0    S/L 31.5          1993 (A)
S. ANDERSON, SC ...........       956,381         6,559,371             0    S/L 31.5          1994 (A)
ANDERSON, SC ..............       111,874         1,031,953             0    S/L 31.5          1995 (A)
ORANGEBURG, SC ............       206,778         1,831,990             0    S/L 31.5          1995 (A)
MT. PLEASANT, SC ..........     1,246,262        11,812,930     6,723,397    S/L 31.5          1995 (A)
COLUMBIA, SC ..............       327,989         3,534,635             0    S/L 31.5          1995 (A)
SAULT STE. MARIE, MI ......     1,919,345        14,870,944     6,967,804    S/L 31.5          1994 (A)
CHEBOYGAN, MI .............       582,839         3,232,085             0    S/L 31.5          1993 (A)
GRAND RAPIDS, MI ..........       769,953         9,210,273             0    S/L 31.5          1995 (A)
DETROIT, MI ...............       716,061        33,037,203    18,977,522    S/L 31.5          1998 (A)
HOUGHTON, MI ..............     6,166,784         3,633,655     2,498,376     S/L 30           1980 (C)
BAD AXE, MI ...............       673,467         3,550,413             0    S/L 31.5          1993 (A)
GAYLORD, MI ...............     1,545,835         7,814,919             0    S/L 31.5          1993 (A)
HOWELL, MI ................     2,002,632        10,456,585     7,164,530    S/L 31.5          1993 (A)
MT. PLEASANT, MI ..........     1,698,106        10,559,616             0    S/L 31.5          1993 (A)
ELYRIA, OH ................     2,412,227         3,632,710             0     S/L 30           1977 (C)
MIDVALLEY, UT .............       864,286        81,556,578     4,845,000    S/L 31.5          1998 (A)
TAYLORSVILLE, UT ..........       816,261        77,196,809             0    S/L 31.5          1998 (A)
OREM, UT ..................       173,691        17,513,391     8,411,160    S/L 31.5          1998 (A)
LOGAN, UT .................        27,247         2,397,648       995,998    S/L 31.5          1998 (A)
SALT LAKE CITY, UT ........        38,328         3,080,134             0    S/L 31.5          1998 (A)
RIVERDALE, UT .............       510,965        51,812,727    10,127,983    S/L 31.5          1998 (A)
BEMIDJI, MN ...............     4,739,388         4,731,255             0     S/L 30           1977 (C)
THE HERMES BUILDING .......        97,313         8,700,634     2,123,332    S/L 31.5          1998 (A)
OGDEN, UT .................       119,624        11,215,838             0    S/L 31.5          1998 (A)
LAS VEGAS, NV .............        74,465         6,629,689     2,882,708    S/L 31.5          1998 (A)
RAPID CITY, SD ............        29,603         2,352,900       644,971    S/L 31.5          1998 (A)
CAPE CORAL, FL ............     1,344,494         5,179,756             0     S/L 30           1985 (C)
TRINDAD, CO ...............     1,151,437         2,024,766             0     S/L 30           1986 (C)
HAZARD, KY ................     2,240,050         1,736,401             0     S/L 30           1978 (C)
FLORENCE, KY ..............        15,582         2,443,143             0    S/L 31.5          1998 (A)
BIRMINGHAM, AL ............     1,444,824        18,354,342             0    S/L 31.5          1994 (A)
BIRMINGHAM, AL ............     3,651,037        40,029,397             0    S/L 31.5          1995 (A)
HUNTSVILLE, AL ............       295,219         3,375,034             0    S/L 31.5          1995 (A)
JACKSONVILLE, NC ..........     1,254,421         3,438,481     2,664,141    S/L 31.5          1989 (C)
ORMOND BEACH, FL ..........     2,359,305        14,852,237             0    S/L 31.5          1994 (A)
ALAMOSA, CO ...............       607,593           793,379             0     S/L 30           1986 (C)
WILMINGTON, NC ............     5,344,225        28,347,404    10,075,323    S/L 31.5          1989 (C)
BERLIN, VT ................     4,252,022         8,157,462     4,940,000     S/L 30           1986 (C)
BRAINERD, MN ..............     2,219,156        11,569,773       845,000    S/L 31.5          1991 (A)
SPRING HILL, FL ...........     1,824,029         8,284,826     6,048,346     S/L 30           1988 (C)
TIFFIN, OH ................     3,896,859         3,176,789             0     S/L 30           1980 (C)
TOLEDO, OH ................     1,287,921        11,786,411             0    S/L 31.5          1995 (A)
TOLEDO, OHIO ..............        30,795        11,556,422             0    S/L 31.5          1997 (C)
DENVER, CO ................     1,348,698        52,637,186             0    S/L 31.5          1997 (C)
DICKINSON, ND .............     5,109,356         2,529,781             0     S/L 30           1978 (C)
WEST PASCO, FL ............     2,787,649         5,134,064     4,783,894     S/L 30           1986 (C)
MARIANNA, FL ..............       969,893         4,168,744             0    S/L 31.5          1990 (C)
HUTCHINSON, MN ............     3,684,347         2,998,599     5,014,946     S/L 30           1981 (C)
NEW BERN, NC ..............     2,929,046        10,895,226     5,392,642    S/L 31.5          1989 (C)
HIGHLAND, IN ..............     1,582,232        25,312,832             0    S/L 31.5          1997 (A)
PRINCETON, NJ .............       708,657        36,195,084    27,668,077    S/L 31.5          1998 (A)
ST. PAUL, MN ..............       893,950        22,921,367             0    S/L 31.5          1997 (A)
RUSSELLVILLE, AR ..........     2,001,214        12,117,162             0    S/L 31.5          1994 (A)
N. LITTLE ROCK, AR ........     2,587,904        15,513,302             0    S/L 31.5          1994 (A)
FAYETTEVILLE, AK ..........       343,249        15,169,853             0    S/L 31.5          1997 (A)
OTTUMWA, IA ...............     2,740,254         6,409,182             0    S/L 31.5          1990 (C)
WASHINGTON, NC ............       973,296         4,462,339             0    S/L 31.5          1990 (C)
OVIDEO, FL ................             0         6,010,173             0    S/L 31.5          1997 (C)
ORLANDO, FL ...............     3,816,374        13,373,736             0    S/L 31.5          1989 (C)
DURHAM, NC ................     3,101,939        11,251,338             0    S/L 31.5          1990 (C)
CRYSTAL RIVER, FL .........     2,689,376         4,711,843             0     S/L 30           1986 (C)
BELLEFONTAINE, OH .........        59,181         4,159,401     3,098,533    S/L 31.5          1998 (A)
DUBLIN, OH ................       213,339        14,942,015    10,677,986    S/L 31.5          1998 (A)
GROVE CITY, OH ............       169,255        11,810,763     7,849,332    S/L 31.5          1998 (A)
HAMILTON, OH ..............        37,840         2,075,121             0    S/L 31.5          1998 (A)
GAHANNA, OH ...............        78,372         4,270,143             0    S/L 31.5          1998 (A)
PATASKALA, OH .............        30,622         2,162,147       856,236    S/L 31.5          1998 (A)
PICKERINGTON, OH ..........       112,238         7,870,094     5,293,417    S/L 31.5          1998 (A)
BARBOURSVILLE, OH .........        33,345         1,817,248             0    S/L 31.5          1998 (A)
COLUMBUS, OH ..............       592,315        54,988,511             0    S/L 31.5          1998 (A)
Portfolio Balance (DDR) ...     1,317,031       118,950,207             0
                             --------------------------------------------
                             $203,097,126    $1,693,666,089  $206,531,003
                             ============    ==============  ============

--------------------------------------------
(1) S/L refers to straight-line depreciation.

(A) The Aggregate Cost for Federal Income Tax purposes was approximately $1,913.4 million at December 31, 1998.

    The changes in Total Real Estate Assets for the three years ended December 31, 1998 are as follows:

                                                        1998                1997                1996
                                                   --------------      --------------       ------------
      BALANCE, BEGINNING OF YEAR                   $1,325,742,705        $991,646,960       $848,373,336
      ACQUISITIONS                                    688,431,449         267,868,208        114,390,359
      IMPROVEMENTS AND EXPANSIONS                      58,566,168          78,701,065         64,199,411
      CHANGES IN LAND UNDER DEVELOPMENT
        AND CONSTRUCTION IN PROGRESS                   98,276,932          (3,871,141)         9,557,168
      SALES AND RETIREMENTS                          (274,254,039)         (8,602,387)       (44,873,314)
                                                   --------------      --------------       ------------
      BALANCE, END OF YEAR                         $1,896,763,215      $1,325,742,705       $991,646,960
                                                   ==============      ==============       ============

    The changes in Accumulated Depreciation and Amortization for the three years ended December 31, 1998 are as follows:

                                                         1998                1997               1996
                                                     ------------        ------------       ------------
      BALANCE, BEGINNING OF YEAR                     $171,737,359        $142,039,284       $120,040,503
      DEPRECIATION FOR YEAR                            42,952,125          32,208,290         24,872,181
      SALES AND RETIREMENTS                           (11,592,358)         (2,510,215)        (2,873,400)
                                                     ------------        ------------       ------------
      BALANCE, END OF YEAR                           $203,097,126        $171,737,359       $142,039,284
                                                     ============        ============       ============