Form 10-Q
period 1999-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 1999-05-17
CIK 894315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from____________to__________
Commission file number     1-11690
                      --------------------------------

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Ohio                                34-1723097
     ----------------------------------------------------------------------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

                 3300 Enterprise Parkway, Beachwood, Ohio 44122
     ----------------------------------------------------------------------
              (Address of principal executive offices - zip code)

                                 (216) 755-5500
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                 34555 Chagrin Blvd., Moreland Hills, Ohio 44022
     ----------------------------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

                61,300,096 shares outstanding as of May 12, 1999
                ----------                          ------------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31,
1998.

Condensed Consolidated Statements of Operations for the Three Month Periods ended March 31, 1999 and 1998.

Condensed Consolidated Statements of Cash Flows for the Three Month Periods ended March 31, 1999 and 1998.

Notes to Condensed Consolidated Financial Statements.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                         March 31,   December 31,
ASSETS                                                                                     1999         1998
Real estate rental property:
   Land                                                                               $   333,993    $  317,823
   Buildings                                                                            1,436,866     1,404,734
   Fixtures and tenant improvements                                                        25,636        24,131
   Land under development                                                                  20,882        34,534
   Construction in progress                                                               119,480       115,541
                                                                                      -----------   -----------
                                                                                        1,936,857     1,896,763
   Less accumulated depreciation                                                         (215,233)     (203,097)
                                                                                      -----------   -----------
   Real estate, net                                                                     1,721,624     1,693,666
Cash and cash equivalents                                                                   2,774         2,260
Investments in and advances to joint ventures                                             288,538       266,257
Minority equity investment                                                                133,159        80,710
Notes receivable                                                                           18,180        49,008
Other assets                                                                               38,205        34,623
                                                                                      -----------   -----------
                                                                                      $ 2,202,480   $ 2,126,524
                                                                                      ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
    Fixed rate senior notes                                                           $   592,193   $   592,154
    Revolving credit facility                                                             197,000       132,000
    Subordinated convertible debentures                                                    40,065        40,065
                                                                                      -----------   -----------
                                                                                          829,258       764,219
Secured indebtedness:
    Mortgage indebtedness                                                                 238,570       236,262
    Revolving credit facility                                                              13,000             -
                                                                                      -----------   -----------
                  Total indebtedness                                                    1,080,828     1,000,481
Accounts payable and accrued expenses                                                      48,800        50,380
Dividends payable                                                                          21,453        20,072
Other liabilities                                                                          12,347        11,878
                                                                                      -----------   -----------
                                                                                        1,163,428     1,082,811
                                                                                      -----------   -----------
Minority equity interest                                                                    8,191         8,177
Preferred operating partnership interests                                                  32,101        32,101
Operating partnership minority interests                                                  102,309       100,650

Commitments and contingencies

Shareholders' equity:
   Class A - 9.5% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 421,500 shares
       issued and outstanding at March 31, 1999 and December 31, 1998                     105,375       105,375
   Class B - 9.44% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 177,500 shares
       issued and outstanding at March 31, 1999 and December 31, 1998                      44,375        44,375
   Class C - 8.375% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 400,000 shares
       issued and outstanding at March 31, 1999 and December 31, 1998                     100,000       100,000
   Class D- 8.68% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 1,500,000 shares authorized; 216,000 shares
       issued and outstanding at March 31, 1999 and December 31, 1998                      54,000        54,000
   Common shares, without par value, $.10 stated value; 100,000,000 shares authorized; 61,293,346 and 61,289,186 shares issued and outstanding at
       March 31, 1999 and December 31, 1998, respectively (Note 5)                          6,129         6,129
   Paid-in-capital                                                                        673,976       673,910
   Accumulated dividends in excess of net income                                          (87,097)      (80,697)
                                                                                      -----------   -----------
                                                                                          896,758       903,092
   Less:   Unearned compensation - restricted stock                                          (307)         (307)
                                                                                      -----------   -----------
                                                                                          896,451       902,785
                                                                                      -----------   -----------
                                                                                      $ 2,202,480   $ 2,126,524
                                                                                      ===========   ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                          1999       1998
                                                       --------------------
Revenues from operations:
     Minimum rents                                     $ 46,257    $ 36,132
     Percentage and overage rents                         1,750       1,103
     Recoveries from tenants                             11,655       9,038
     Management fee income                                1,298         796
     Interest                                             2,194         912
     Other                                                1,984       1,559
                                                       --------    --------
                                                         65,138      49,540
                                                       --------    --------
Rental operation expenses:
     Operating and maintenance                            6,086       4,095
     Real estate taxes                                    6,468       5,959
     General and administrative                           4,644       2,932
     Interest                                            17,274      11,453
     Depreciation and amortization                       12,640       9,136
                                                       --------    --------
                                                         47,112      33,575
                                                       --------    --------
Income before equity in net income of joint
    ventures, minority equity investment, minority
    interests and extraordinary item                     18,026      15,965
Equity in net income of joint ventures                    4,790       2,238
Equity in net income from minority equity investment      1,439          --
Minority interests                                       (2,387)       (189)
                                                       --------    --------
Income before extraordinary item                         21,868      18,014
Extraordinary item                                           --        (882)
                                                       --------    --------

Net income                                             $ 21,868    $ 17,132
                                                       ========    ========

Net income applicable to common shareholders           $ 15,053    $ 13,582
                                                       ========    ========

Per share data:
  Earnings per common share - basic:
      Income before extraordinary item                 $   0.25    $   0.26
      Extraordinary item                                     --       (0.01)
                                                       --------    --------
      Net income                                       $   0.25    $   0.25
                                                       ========    ========
  Earnings per common share - diluted:
      Income before extraordinary item                 $   0.24    $   0.25
      Extraordinary item                                     --       (0.01)
                                                       --------    --------
      Net income                                           0.24        0.24
                                                       ========    ========

Dividends declared                                     $   0.35    $ 0.3275
                                                       ========    ========




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       1999        1998
                                                                                    ---------    --------
Net cash flow provided by operating activities                                      $  32,242    $ 29,600
                                                                                    ---------    --------
Cash flow provided by (used for) investing activities:
    Real estate developed or acquired                                                 (38,067)    (60,848)
    Investments in and advances to joint ventures and minority
       equity investment, net                                                         (42,812)    (11,873)
    Acquisition of minority equity interest                                                 -     (16,293)
    Issuance of notes receivable                                                       (4,086)       (911)
    Proceeds from transfer of properties to joint ventures                                  -      41,526
                                                                                    ---------    --------
Net cash flow used for investing activities                                           (84,965)    (48,399)
                                                                                    ---------    --------
Cash flow provided by (used for) financing activities:
    Proceeds from (repayment of) revolving credit facilities, net                      78,000     (44,700)
    Proceeds from construction loans and other mortgage debt                            8,636           -
    Principal payments on rental property debt                                         (6,328)       (608)
    Proceeds from issuance of Medium Term Notes, net of
      underwriting commission, and $220 of offering expenses paid
      in 1998                                                                               -      98,897
    Payment of deferred finance costs                                                     (51)       (426)
    Proceeds from issuance of common shares in conjunction with exercise of stock options, the Company's 401(k) plan, and
       dividend reinvestment plan                                                          66       1,433
    Payment of distributions to operating partnership minority interests                 (198)          -
    Dividends paid                                                                    (26,888)    (21,714)
                                                                                    ---------    --------
Net cash flow provided by financing activities                                         53,237      32,882
                                                                                    ---------    --------
Increase in cash and cash equivalents                                                     514      14,083
Cash and cash equivalents, beginning of period                                          2,260          18
                                                                                    ---------    --------
Cash and cash equivalents, end of period                                            $   2,774    $ 14,101
                                                                                    =========    ========




Supplemental disclosure of non cash investing and financing activities:

In conjunction with the acquisition of certain shopping centers, the Company recorded minority equity interests aggregating approximately $1.8 million during the three month period ended March 31, 1999. In addition, included in accounts payable was approximately $0.2 million relating to construction in progress and $21.5 million of dividends declared. The foregoing transactions did not provide for or require the use of cash.

In conjunction with the acquisition of certain shopping centers, the Company assumed mortgage debt, liabilities and recorded a minority equity interest aggregating approximately $51.6 million during the three month period ended March 31, 1998. The Company also had approximately $2.7 million of debentures converted into common shares of the Company, which did not require the use of cash. In addition, included in accounts payable was approximately $0.2 million relating to construction in progress. The foregoing transactions did not provide for or require the use of cash.


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

         Developers Diversified Realty Corporation, subsidiaries, (the "Company" or "DDR") and related real estate joint ventures and its minority equity investment are engaged in the business of acquiring, expanding, owning, developing, managing and operating neighborhood and community shopping centers, enclosed malls and business centers.

Reclassifications

         Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

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

New Accounting Standard

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

Unaudited Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries and investees where the Company has financial and operating control. Investments in real estate joint ventures and companies for which the Company has the ability to exercise significant influence over but does not have financial operating control are accounted for using the equity method of accounting. These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       EQUITY INVESTMENTS IN JOINT VENTURES:

The Company's equity investments in joint ventures at March 31, 1999 consisted of the following:

-         A 50% joint venture interest in 23 operating shopping centers;

-         A 35% joint venture interest in one operating shopping center;

-         A 57% joint venture interest, which is developing one shopping center;

- A 50% interest in six joint ventures each of which is developing a shopping center;

- An 80% joint venture interest in two operating shopping center properties acquired in 1998;

- A 25% joint venture interest in an opportunity fund formed in 1998 which acquired several retail sites which are being redeveloped;

- A 50% joint venture interest in a real estate management company and a development company, both acquired in 1998;

- A 50% joint venture interest in a limited partnership acquired in 1998 which is developing seven shopping centers;

- A 95% economic interest in a management service subsidiary formed in 1998 of which the Company owns 1% of the voting and 100% of the non-voting common stock; and

- An 81% economic interest in a management service subsidiary formed in 1998 of which the Company owns 9% of the voting and 100% of the non-voting common stock.

Summarized combined financial information of the Company's joint venture investments is as follows (in thousands):


                                               March 31,           December 31,
Combined Balance Sheets                         1999                   1998
                                            -----------            -----------
   Land                                     $   229,765            $   232,105
   Buildings                                    830,253                826,521
   Fixtures and tenant improvements               4,139                  2,467
   Construction in progress                      96,987                 67,898
                                            -----------            -----------
                                              1,161,144              1,128,991
   Less accumulated depreciation                (65,080)               (59,580)
                                            -----------            -----------
   Real estate, net                           1,096,064              1,069,411
   Other assets                                  61,741                 57,527
                                            -----------            -----------
                                            $ 1,157,805            $ 1,126,938
                                            ===========            ===========

   Mortgage debt                            $   731,578            $   718,846
   Amounts payable to DDR                        99,792                 85,846
   Other liabilities                             21,289                 21,193
                                            -----------            -----------
                                                852,659                825,885
   Accumulated equity                           305,146                301,053
                                            -----------            -----------
                                            $ 1,157,805            $ 1,126,938
                                            ===========            ===========




                                                            Three Month Period
                                                              Ended March 31,
Combined Statements of Operations:                          1999            1998
                                                         ----------      -------
   Revenues from operations                              $ 39,871       $ 20,509
                                                         --------       --------
   Rental operation expenses                               11,378          4,789
   Depreciation and amortization expense                    5,481          3,044
   Interest expense                                        14,024          8,127
                                                         --------       --------
                                                           30,883         15,960
                                                         --------       --------
   Income before gain on sale of real estate                8,988          4,549
   Gain on sale of real estate                                 91              -
                                                         --------       --------
   Net income                                            $  9,079       $  4,549
                                                         ========       ========

         Included in management fee income for the three month period ended March 31, 1999 and 1998, is approximately $1.2 and $0.7 million, respectively, of management fees earned by the Company for services rendered to the joint ventures. Similarly, other income for the three month period ended March 31, 1999 and 1998, includes $0.5 million and $0.4 million, respectively, of development fee income and commissions for services rendered to the joint ventures.

         In January 1999, the Company repaid a third party mortgage of a 50% owned joint venture partnership aggregating approximately $49.2 million. The joint venture entered into a corresponding mortgage note payable to the Company bearing an interest rate of LIBOR plus 2.75%. In addition, the Company received a loan origination fee for this transaction of $0.4 million. In March 1999, the joint venture obtained a bridge loan and used the proceeds to repay the mortgage note to the Company.

3.  MINORITY EQUITY INVESTMENT:

         On August 4, 1998 the Company, in a joint release with American Industrial Properties REIT [NYSE:IND] ("AIP"), announced the execution of a definitive agreement providing for the strategic investment in AIP by the Company. At December 31, 1998, the Company owned 5,891,196 shares of AIP, representing 34.5% of AIP's total outstanding common shares. In January 1999, the Company acquired 1,543,005 shares of AIP's common stock at a price of $15.50 per share and 1,867,610 shares of AIP's common stock at a price of $14.93 per common share. At March 31, 1999, the Company owned 9,301,817 common shares of beneficial interest in AIP representing approximately 45.4% of AIP's total outstanding shares.

Summarized financial information of AIP as of March 31, 1999 and for the three month period ended March 31, 1999 is as follows:

                                                      March 31, 1999   December 31, 1998
                                                      --------------   -----------------
Balance Sheet:
    Land                                                $ 146,321         $ 112,473
    Buildings                                             490,082           392,562
                                                        ---------         ---------
                                                          636,403           505,035
    Less accumulated depreciation                         (36,791)          (33,352)
                                                        ---------         ---------
    Real estate, net                                      599,612           471,683
    Other assets                                           27,037            28,647
                                                        ---------         ---------
                                                        $ 626,649         $ 500,330
                                                        =========         =========

    Mortgage debt                                       $ 344,341         $ 252,481
    Other liabilities                                      27,384            42,270
                                                        ---------         ---------
                                                          371,725           294,751
    Accumulated equity                                    254,924           205,579
                                                        ---------         ---------
                                                        $ 626,649         $ 500,330
                                                        =========         =========

                                                     For the three
                                                   month period ended
                                                     March 31, 1999
                                                     --------------
Statement of Operations:
   Revenues from operations                             $  20,323
                                                        ---------

   Rental operation expenses                                7,250
   Depreciation and amortization expense                    3,473
   Interest expense                                         6,270
                                                        ---------
                                                           16,993
                                                        ---------
                                                            3,330
    Minority interests                                        (44)
                                                        ---------
    Net income                                          $   3,286
                                                        =========



4.   PRO FORMA FINANCIAL INFORMATION

         The following unaudited supplemental pro forma operating data is presented for the three months ended March 31, 1998 as if each of the following transactions had occurred on January 1, 1998; (i) the acquisition of all properties acquired, or interests therein, by the Company in 1998; (ii) the completion of the sale by the Company of 669,639 common shares (pre-split) in April 1998; (iii) the completion of the sale by the Company of $200 million of Medium Term Notes in January and July, 1998; (iv) the purchase by the Company of the minority interest of a shopping center in Cleveland, Ohio in March 1998; (v) the completion of the sale by the Company of 4,000,000 Class C Depositary shares in July 1998 each representing 1/10 of a Class C Preferred Share; (vi) the completion of the sale by the Company of 2,160,000 Class D Depositary shares in August and September 1998 each representing 1/10 of a Class D Preferred Share;
(vii) the transfer of six properties owned by the Company into a 50% owned joint venture in September 1998, and (viii) the completion of the sale by the Company of 3,000,000 common shares in December 1998.


                                                   Three Month Period Ended March 31,
                                                   ----------------------------------
                                                    (in thousands, except per share)
                                                                     1998
                                                                   --------
Pro forma revenues                                                 $ 52,560
                                                                   ========
Pro forma income before extraordinary item                         $ 19,388
                                                                   ========
Pro forma net income applicable
   to common shareholders                                          $ 12,649
                                                                   ========
Per share data:
   Earnings per common share - basic:
     Income before extraordinary item                              $   0.24
     Extraordinary item                                               (0.01)
                                                                   --------
     Net income                                                    $   0.23
                                                                   ========
   Earnings per common share - diluted:
     Income before extraordinary item                              $   0.23
     Extraordinary item                                               (0.01)
                                                                   --------
     Net income                                                    $   0.22
                                                                   ========


         The 1998 pro forma information above does not include revenues and expenses for seven of the 41 properties acquired by the Company in 1998 prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful. Pro forma results for two shopping centers acquired in 1998 are not presented since these centers were sold in 1998. In addition, the 1998 pro forma information does not include the results of shopping center expansions occurring at five of the shopping centers acquired by the Company.

5.       SHAREHOLDERS' EQUITY AND OPERATING PARTNERSHIP UNITS:

         The following table summarizes the changes in shareholders' equity since December 31, 1998 (in thousands):



                                         Preferred       Common                    Accumulated       Unearned
                                        Shares ($250     Shares                    Dividends in    Compensation
                                          Stated      ($.10 stated   Paid-in        Excess of       Restricted
                                          Value)         Value)      Capital        Net Income         Stock       Total
                                        ------------  ------------ -----------  ----------------- -------------- ---------
Balance December 31, 1998               $ 303,750      $ 6,129     $ 673,910       $ (80,697)        $ (307)     $ 902,785
Net income                                                                            21,868                        21,868
Dividends declared -
  Common Shares                                                                      (21,453)                      (21,453)
Dividends declared -
  Preferred Shares                                                                    (6,815)                       (6,815)
Issuance of common shares
  related to exercise of stock
  options, employee 401(k) plan
  and dividend reinvestment plan                                          66                                           66
                                        ---------      -------     ---------       ---------         ------      ---------
Balance March 31, 1999                  $ 303,750      $ 6,129     $ 673,976       $ (87,097)        $ (307)     $ 896,451
                                        =========      =======     =========       =========         ======      =========

         During the three month period ended March 31, 1999, in conjunction with certain earnouts relating to the acquisition of two shopping centers which were initially purchased in 1998, the Company issued operating partnership units ("OP Units") which are exchangeable, under certain circumstances and at the option of the Company, into 92,086 of the Company's common shares or for cash.

6.       REVOLVING CREDIT FACILITIES:

         The Company maintains a $375 million unsecured revolving credit facility with a syndicate of financial institutions (the "Unsecured Credit Facility") for a term through April 2001. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company's borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.85%), depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Unsecured Credit Facility is used to finance the acquisition and development of properties, to provide working capital and for general corporate purposes. At March 31, 1999, $197 million was outstanding under this facility with a weighted average interest rate of 5.8%.

         In March 1999, the Company amended its other unsecured revolving credit facility with National City Bank to increase the available borrowings to $25 million from $20 million and to convert it to a secured revolving credit facility. This credit facility is secured by certain partnership investments. The Company maintains the right to reduce this facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under this facility continue to bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently at 0.85%) depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. At March 31, 1999, $13 million was outstanding under this facility with a weighted average interest rate of 5.8%.

7.       RELATED PARTY TRANSACTIONS

         In February 1998, the Company acquired a shopping center located in Idaho Falls, Idaho from a limited partnership in which the Company's Chairman Emeritus, Chairman of the Board and Chief Executive Officer, Vice-Chairman of the Board and the Chief Investment Officer owned, in the aggregate, through a separate partnership, a 1% general partnership interest. The shopping center aggregates approximately 0.2 million square feet of Company GLA. The initial purchase price of the property was approximately $6.5 million. In 1999, the Company paid the seller an additional $0.6 million upon the leasing of vacant space.

         During 1999, the Company periodically advanced funds to the Chairman of the Board and Chief Executive Officer in amounts up to $0.1 million. The advances, which were made to reduce the outstanding principal balance of, and to prevent the sale of common shares in the Company from, a margin account loan, were outstanding for a period of up to 40 days with an interest rate of LIBOR plus 0.85%.

         In conjunction with the establishment of DDR's equity investment in certain entities, the Company's Chairman and Chief Executive Officer owns voting stock in these entities in order to comply with certain REIT qualification requirements.

8.       EARNINGS AND DIVIDENDS PER SHARE

         Earnings per Share (EPS) have been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128. Further, all per share amounts and average shares outstanding have been restated to reflect the stock split described in Note 1.

         The following table provides a reconciliation of both income before extraordinary item and the number of common shares used in the computations of "basic" EPS, which utilized the weighted average number of common shares outstanding without regard to dilutive potential common shares, and "diluted" EPS, which includes all such shares.

                                                     Three Month Period
                                                       Ended March 31,
                                                       ---------------
                                          (in thousands, except per share amounts)
                                                     1999           1998
                                                  --------        --------
Income before extraordinary item                  $ 21,868        $ 18,014
Less:  Preferred stock dividend                     (6,815)         (3,550)
                                                  --------        --------
Basic - Income before
  extraordinary item applicable to
  common shareholders                               15,053          14,464
Effect of dilutive securities:
  Joint venture partnerships                             -            (314)
                                                  --------        --------
Diluted - Income before
   extraordinary item applicable to
   common shareholders plus
   assumed conversions                            $ 15,053        $ 14,150
                                                  ========        ========
NUMBER OF SHARES:
Basic - average shares outstanding                  61,302          55,500
Effect of dilutive securities:
   Joint venture partnerships                        2,526             328
   Stock options                                       187             898
   Restricted stock                                      1               6
                                                  --------        --------
Diluted - average shares outstanding                64,016          56,732
                                                  ========        ========
PER SHARE AMOUNT:
Income before extraordinary item
  Basic                                           $   0.25        $   0.26
                                                  ========        ========
  Diluted                                         $   0.24        $   0.25
                                                  ========        ========

         The conversion of the following potentially dilutive securities into the Company's common shares were not included in the computation of diluted EPS for the periods presented because the effect was antidilutive: performance units, debentures, the Company's joint venture partner's interest in the Merriam (dilutive 1998), San Antonio, Community Center and DDRA V (1999 only) joint ventures and a joint venture with two operating properties, Minority Interest (OP Units), and the redemption of preferred units through the exercise of the warrant (1999 only).

9.       SUBSEQUENT EVENTS

         In April 1999, the Company acquired a 50% interest in a 206,000 square foot shopping center in St. Louis, MO. The joint venture's aggregate purchase price was $16.6 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company's expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability, the effects of environmental and other regulations, as well as the costs, timing and effectiveness of year 2000 readiness. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "seeks", "estimates", and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and could materially affect the Company's actual results, performance or achievements.

         Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

     - The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

     - The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution, the Company is dependent upon the successful operations and financial condition of its tenants, particularly certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

     - The Company may fail to anticipate the effects on its properties of changes in consumer buying practices and the resulting retailing practices and space needs of its tenants;

     - The Company may fail to identify, acquire, construct or develop additional properties, the Company may develop or acquire properties that do not produce a desired yield on invested capital, or the Company may fail to effectively integrate acquisitions of properties or portfolios of properties;

     - Debt and equity financing may not be available, or may not be available on favorable terms, for the Company to continue to grow and operate its business;

     - The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

     - The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

     -  The Company is subject to potential environmental liabilities;

     - The Company is subject to complex regulations related to its status as a real estate investment trust ("REIT") and would be adversely affected if it failed to qualify as a REIT;

     - The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations;

     - The Company, its tenants and its suppliers may experience unanticipated delays or expenses related to achieving year 2000 readiness or resulting from year 2000 related problems; and

     - Changes in interest rates could adversely affect the market price for the Company's common shares, as well as its performance and cash flow.

RESULTS OF OPERATIONS

         Revenues from Operations

         Total revenues increased $15.6 million, or 31.5%, to $65.1 million for the three month period ended March 31, 1999 from $49.5 million for the same period in 1998. Base and percentage rents for the three month period ended March 31, 1999 increased $10.8 million, or 28.9%, to $48.0 million as compared to $37.2 million for the same period in 1998.

         Approximately $1.8 million of the increase in base and percentage rental income, for the three month period ended March 31, 1999 is the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1998), an increase of 6.4% over 1998 revenues from Core Portfolio Properties. The 34 shopping centers acquired by the Company in 1999 and 1998 contributed $14.0 million of additional base and percentage rental revenue and the five new shopping center developments contributed $0.8 million. These increases were offset by a decrease of $5.8 million relating to the transfer of six shopping center properties into a joint venture in September 1998 and the transfer of five business center properties to American Industrial Properties ("AIP") (NYSE: IND) in August 1998.

         At March 31, 1999, the in-place occupancy rate of the Company's portfolio was at 96.1% as compared to 95.5% at March 31, 1998. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $9.04 at March 31, 1999 as compared to $8.56 at March 31, 1998. Same store sales, for those tenants required to report such information, representing approximately 18.0 million square feet, increased 3.2% to $231 per square foot as compared to $224 per square foot for the prior twelve month period.

         The increase in recoveries from tenants of $2.6 million is directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 1999 and 1998 shopping center acquisitions and developments. Recoveries were approximately 92.8% of operating expenses and real estate taxes for the three month period ended March 31, 1999 as compared to 90.3% for the same period in 1998. Management fee income and other income increased by approximately $0.9 million which generally reflects an increase in management, development and leasing fees from the Company's joint ventures.

         Other income was comprised of the following (in thousands):

                                          Three Month Period
                                            Ended March 31,
                                            1999       1998
                                          -------    -------
         Temporary tenant
          rentals (Kiosks)                $    82    $   112
         Lease termination fees               349        825
         Development fees                     783        362
         Other                                770        260
                                          -------    -------
                                          $ 1,984    $ 1,559
                                          =======    =======

         Expenses from Operations

         Rental operating and maintenance expenses for the three month period ended March 31, 1999 increased $2.0 million, or 48.6% to $6.1 million as compared to $4.1 million for the same period in 1998. An increase of $1.4 million is attributable to the 39 shopping centers acquired and developed in 1999 and 1998 and $1.1 million in the Core Portfolio Properties. These increases were offset by a decrease of $0.5 million relating to the sale and transfer of six shopping center properties into a joint venture in September 1998 and the transfer of five business center properties to AIP in August 1998.

         Real estate taxes increased $0.5 million, or 8.6%, to $6.5 million for the three month period ended March 31, 1999 as compared to $6.0 million for the same period in 1998. An increase of $1.7 million is related to the 39 shopping centers acquired and developed in 1999 and 1998 and $0.1 million in the Core Portfolio Properties. These increases were offset by a decrease of $1.3 million relating to the transfer six shopping center properties into a joint venture in September 1998 and the transfer of five business center properties to AIP in August 1998.

         General and administrative expenses increased $1.7 million, or 58.4%, to $4.6 million for the three month period ended March 31, 1999 as compared to $2.9 million in 1998. The increase is attributable to the growth of the Company primarily related to acquisitions, expansions and developments and a severance charge of $0.8 million. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. Total general and administrative expenses were approximately 4.4% (3.7% after excluding the severance charge) and 4.2% of total revenues, including total revenues of joint ventures, for the three month period ended March 31, 1999 and 1998, respectively.

         Depreciation and amortization expense increased $3.5 million, or 38.3%, to $12.6 million for the three month period ended March 31, 1999 as compared to $9.1 million for the same period in 1998. An increase of $3.8 million is related to the 39 shopping centers acquired and developed in 1999 and 1998 and $1.1 million relating to Core Portfolio Properties. These increases were offset by a decrease of $1.4 million relating to the transfer of six shopping center properties into a joint venture in September 1998 and the transfer of five business center properties to AIP in August 1998.

         Interest expense increased $5.8 million, or 50.8%, to $17.3 million for the three month period ended March 31, 1999 , as compared to $11.5 million for the same period in 1998. The overall increase in interest expense for the three month period ended March 31, 1999 as compared to the same period in 1998 is primarily related to the acquisition and development of shopping centers during 1999 and 1998.

         The weighted average debt outstanding during the three month period ended March 31, 1999 and related weighted average interest rate was $1,114.8 million and 7.2%, respectively, compared to $702.1 million and 7.4%, respectively, for the same period in 1998. Interest costs capitalized, in conjunction with development and expansion projects, were $2.7 million for the three month period ended March 31, 1999, as compared to $1.8 million for the same period in 1998.

         Equity in net income of joint ventures increased $2.6 million, or 114.0%, to $4.8 million for the three month period ended March 31, 1999 as compared to $2.2 million for the same period in 1998. This increase is primarily attributable to approximately $2.4 million of income from the Company's seven joint venture interests acquired/formed during 1998. The remaining increase of $0.2 million relates primarily to the Company's Community Center Joint Venture.

          Equity in net income of minority equity investment of $1.4 million relates to the Company's investment in AIP.

         The minority equity interest expense increased $2.2 million, to $2.4 million for the three month period ended March 31, 1999, as compared to $0.2 million for the same period in 1998. The increase of the Company, relates to the Company's purchase of 21 shopping centers in 1998 and as consideration, the related issuance of operating partnership units ("OP Units") which are exchangeable, in certain circumstances and at the option of the Company, into
4.6 million common shares of the Company or for cash. This expense represents the income allocation associated with the priority distributions associated with the minority equity interests.

         The extraordinary item, which aggregated $0.9 million for the three month period ended March 31, 1998, relates to the write-off of unamortized deferred finance costs associated with the amended and restated $375 million unsecured revolving credit agreement.

         Net Income

         Net income increased $4.8 million, or 27.6%, to $21.9 million for the three month period ended March 31, 1999, as compared to net income of $17.1 million for the same period in 1998. The increase in net income of $4.8 million is primarily attributable to increases in net operating revenues (total revenues less operating and maintenance, real estate taxes and general and administrative expense) aggregating $11.4 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties and the shopping centers acquired and developed in 1999 and 1998, an increase of $4.0 million relating to equity in net income from joint ventures and minority equity investment and an increase of $0.9 million relating to the 1998 extraordinary item. The aggregate increase in net operating revenues, equity in net income from joint ventures and minority equity investment and extraordinary item was offset by increases in depreciation, interest and minority interest expense of $3.5 million, $5.8 million and $2.2 million, respectively.

FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, nonrecurring and extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company's proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is substantially the same as the definition currently used by the National Association of Real Estate Investment Trusts ("NAREIT"). Certain other real estate companies may calculate funds from operations in a different manner. For the three month period ended March 31, 1999, FFO increased $9.2 million, or 36.6%, to $34.2 million as compared to $25.0 million for the same period in 1998. The increase is attributable to increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company's calculation of FFO is as follows (in thousands):


                                                               Three Month Period
                                                                 Ended March 31,
                                                               1999         1998
                                                             --------     --------
Net income applicable to
 common shareholders (1)                                     $ 15,053     $ 13,582
Depreciation of real estate investments                        12,463        9,035
Equity in net income of joint ventures                         (4,790)      (2,238)
Equity in net income of minority equity investment             (1,439)           -
Joint Ventures' FFO (2)                                         7,575        3,731
Minority equity investment FFO                                  2,882            -
Minority interest expense (OP Units)                            1,617           11
Extraordinary and non-recurring items                             802          882
                                                             --------     --------
                                                             $ 34,163     $ 25,003
                                                             ========     ========

(1) Includes straight line rental revenues of approximately $1.0 million and $0.7 million for the three month periods ended March 31, 1999 and 1998, respectively, primarily related to recent acquisitions and new developments.

(2) Joint Ventures Funds From Operations are summarized as follows:


                                                     Three Month Period
                                                       Ended March 31,
                                                     1999          1998
                                                   --------      -------

         Net income (a)                            $  9,079      $ 4,549
         Gain on sales of real estate                   (91)           -
         Depreciation of real estate investments      5,481        3,044
                                                   --------      -------
                                                   $ 14,469      $ 7,593
                                                   ========      =======

         DDRC Ownership interests (b)              $  7,575      $ 3,731
                                                   ========      =======

         (a) Includes straight line rental revenues of approximately $1.1 million and $0.6 million for the three month periods ended March 31, 1999 and 1998, respectively, of which the Company's proportionate share is $0.5 million and $0.3 million, respectively.

         (b) At March 31, 1999, the Company owned joint venture interests relating to 26 operating shopping center properties, a 25% interest in the Prudential Retail Value Fund and a 50% joint venture in a real estate management company. At March 31, 1998 the Company owned joint venture interests in 16 operating shopping center properties.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of operating partnership units and joint venture capital, will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the three month period ended March 31, 1999 increased to $32.2 million as compared to $29.6 million for the same period in 1998. The increase is attributable to the 39 shopping center acquisitions and developments completed in 1999 and 1998, new leasing, expansion and re-tenanting of the core portfolio properties.

         An increase in the 1999 quarterly dividend per common share to $.35 from $.3275 was approved in February 1999 by the Company's Board of Directors. The Company's common share dividend payout ratio for the first quarter of 1999 approximated 62.8% of the actual FFO as compared to 72.6% for the same period in 1998. It is anticipated that the current dividend level will result in a more conservative payout ratio as compared to prior years. A lower payout ratio will enable the Company to retain more capital which will be utilized for attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

         During the three month period ended March 31, 1999, the Company and its joint ventures invested $100.9 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company's expansion acquisition and development activity is summarized below:

Expansions:

         During 1999, the Company completed or partially completed four expansion projects at an aggregate cost of $19.5 million. The Company is currently expanding/redeveloping eleven of its shopping centers. The Company is also scheduled to commence expansion/redevelopment projects during 1999 at five additional shopping centers.

Acquisitions:

         In April 1999, the Company acquired a 50% interest in a 206,000 square foot shopping center in St. Louis, MO. The joint venture's aggregate purchase price was $16.6 million.

         In August 1998, the Company announced a strategic investment in AIP. In January 1999, the Company acquired 3.4 million additional common shares of beneficial interest of AIP for approximately $51.8 million. At March 31, 1999, the Company's investment in AIP approximated $133.2 million. The Company currently holds approximately 45.4% of the outstanding shares of beneficial interest of AIP.

Developments:

         In 1999, the Company had four shopping centers under construction. The first center is a 185,000 square foot shopping center in Solon, Ohio, a portion of which opened in the fourth quarter of 1998. Additionally, the Company commenced the construction of a 200,000 gross square foot second phase at its Erie, Pennsylvania center, a 280,000 square foot shopping center in Toledo, Ohio, and a 210,000 square foot shopping center in Oviedo, Florida (a suburb of Orlando). All four centers are scheduled for completion during 1999. The Company is also in the initial phases of development relating to three additional shopping centers located in Coon Rapids, MN; Riverdale, UT and Meridian, ID.

         During 1998, the Company entered into joint venture development agreements for six additional projects with various developers throughout the country at a projected cost aggregating approximately $229 million. Several of these projects have commenced development and are currently scheduled for completion in 1999 and 2000. The Company intends to finance its investment in five of these developments through the Prudential/DDR Retail Value Fund.

FINANCING ACTIVITIES

         The acquisitions, developments and expansions were financed through cash provided from operating activities, revolving credit facilities and OP Units. Total debt outstanding at March 31, 1999 was $1.1 billion compared to $1.0 billion at December 31, 1998.

         During the first quarter of 1999, the Company issued $1.8 million in OP Units in conjunction with the purchase of certain expansion areas at two recently acquired shopping centers. These OP Units are, in certain circumstances and at the election of the Company, exchangeable into approximately 92,000 common shares of the Company or for cash.

         In January 1999, the Company repaid a third party mortgage of a 50% owned joint venture partnership aggregating approximately $49.2 million. The joint venture entered into a corresponding mortgage note payable to the Company bearing an interest rate of LIBOR plus 2.75%. In addition, the Company received a loan origination fee for this transaction of $0.4 million. In March 1999, the joint venture obtained a bridge loan and used the proceeds to repay the mortgage note to the Company.

         In February 1999, the Company's Board of Directors authorized the executive officers of the Company the right to implement a common share repurchase program in response to what the Company's executive committee and the Board of Directors believe is a distinct undervaluation of the Company's common shares. Under the terms authorized by the Company's Board, the Company may, during the six month period beginning February 22, 1999, purchase in the open market, subject to certain requirements, common shares of the Company, up to a maximum aggregate value of $50 million. Repurchase of shares may also be made to avoid shareholder dilution through the issuance of OP Units in conjunction with property acquisitions. The Company may also use a portion of the proceeds from the sale of properties, if any, in order to purchase its own shares. It is not the Company's intention to increase the leverage on its balance sheet through this share repurchase program. The Company has not purchased any shares pursuant to this program as of May 12, 1999.

         In March 1999, the Company filed a $750 million shelf registration statement with the SEC in which the Company may issue common shares, preferred shares, warrants for common shares or debt.

         In March 1999, the Company amended its revolving credit facility with National City Bank to increase the available borrowings to $25 million from $20 million and to convert it to a secured facility. The credit facility is secured by certain partnership investments. The Company also maintains the right to convert the credit facility back to an unsecured credit facility and to reduce the credit facility amount to $20 million.

         At March 31, 1999, the Company's capitalization consisted of $1.1 billion of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $376.1 million), $303.8 million of preferred shares and $944.0 million of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price per common share on the New York Stock Exchange at March 31, 1999 of $14.3125) resulting in a debt to total market capitalization ratio of 0.46 to 1. At March 31, 1999, the Company's total debt consisted of $837.0 million of fixed rate debt and $243.8 million of variable rate debt.

         It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. As of March 31, 1999, the Company had $750.0 million available under its shelf registration statement. In addition, as of March 31, 1999, the Company had cash of $2.8 million and $178 million available under its $375 million of unsecured revolving credit facility. On March 31, 1999, the Company also had 107 operating properties with $47.0 million, or 68.4%, of the total revenue for the three month period ended March 31, 1999 which were unencumbered, thereby providing a potential collateral base for future borrowings.

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

YEAR 2000

         The Year 2000 issue ("Year 2000") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive hardware and software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, collect rents, or engage in similar normal business activities.

         The Company believes that is has identified all of its information technology ("IT") and non-IT systems to assess their Year 2000 readiness. Critical IT systems include, but are not limited to: accounts receivable and rent collections, accounts payable and general ledger, human resources and payroll (both property and corporate levels), cash management, fixed assets, all IT hardware (such as desktop/laptop computers and data networking equipment). Critical non-IT systems include telephone systems, fax machines, copy machines as well as property environmental, health safety and security systems (such as elevators and alarm systems).

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

         In some cases, various third party vendors have been queried on their Year 2000 readiness. The Company continues to question its significant suppliers and vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date, the Company is not aware of any significant suppliers or vendors with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, there can be no assurances that the systems of other companies, on which the Company's systems rely, will be timely converted and would not have an adverse effect on the Company's systems.

         The Company believes it has an effective program in place that will resolve the Year 2000 issue in a timely manner. Aside from catastrophic failure of banks, utilities, or governmental agencies, the Company believes that it could continue its normal business operations if compliance by the Company is delayed. The Company does not intend to develop a formal contingency plan, as the Company believes that all critical systems will be Year 2000 compliant. The Company does not believe that the Year 2000 issue with materially impact its results of operations, liquidity or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At March 31, 1999, approximately 77.4% of the Company's debt (not including joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 7.3 years and a weighted average interest rate of approximately 7.6%. The remainder of the Company's debt bears interest at variable rates, with a weighted average maturity of approximately 2.0 years and a weighted average interest rate of approximately 5.9%. As of March 31, 1999, the Company's joint ventures indebtedness, not including the minority equity investment, aggregated $656.7 million of fixed rate debt, of which the Company's proportionate share was $337.5 million, and $74.9 million of variable rate debt, of which the Company's proportionate share was $38.6 million. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities to initially fund future acquisitions and developments. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that increases in interest expense as a result of inflation would not significantly impact the Company's distributable cash flow.

         At March 31, 1999, the fair value of the Company's fixed rate debt amounted to a liability of $826.7 million (excluding joint venture debt) compared to its carrying amount of $837.0 million. The fair value of the Company's proportionate share of joint venture fixed rate debt was $342.3 million compared to its carrying amount of $337.5 million. The Company estimates that a 100 basis point decrease in market interest rate March 31, 1999 would have changed the fair value of the Company's fixed rate debt and proportionate share of joint ventures fixed rate debt to a liability of $868.1 million and $346.2 million, respectively. The sensitivity to changes in interest rate of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligations which arise from the hypothetical estimated discussed above.

         The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company's access to capital markets will continue to be evaluated.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         In 1999, the Company, through various transactions, issued limited partnership units (the "Units") which are redeemable for an amount equal to the value of approximately 92,086 of the Company's common shares. The Units are redeemable, subject to the Company's right to purchase such units for cash or for Company common shares on a one-for-one basis. This transaction was conducted as a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits -

     10.1 Formal Change of Control Agreement, dated as of March 24, 1999, between the Company and each of Joan U. Allgood, Loren F. Henry, John R. McGill, and William H. Schafer.

     10.2 Agreement and Release between the Company and Richard J. Kaplan dated as of March 9, 1999.

     10.3 Formal Change of Control Agreement, dated as of March 24, 1999, between the Company and each of Scott A. Wolstein and James A. Schoff.

     27  (a) Financial Data Schedule

b)   Date of Report                    Items Reported

     January 15, 1999                  Item 2. Acquisition Disposition of Assets

     February 24, 1999                 Item 5. Other Events

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DEVELOPERS DIVERSIFIED REALTY CORPORATION



   May 17, 1999                  /s/ Scott A. Wolstein
----------------                 --------------------------------------------
     (Date)                      Scott A. Wolstein, Chairman of the Board and
                                 Chief Executive Officer


  May 17, 1999                   /s/ William H. Schafer
----------------                 --------------------------------------------
    (Date)                       William H. Schafer, Chief Financial Officer
                                 (Principal Financial Officer and Principal
                                 Accounting Officer)