Form 10-Q
period 1999-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 1999-08-16
CIK 894315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from______________ to______________ Commission file number 1-11690
                                          --------------------------------------

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
      -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                    34-1723097
      ---------------------------------------------------------------------
      (State or other jurisdiction of                (I.R.S.  Employer
      incorporation or organization)                 Identification No.)

                 3300 Enterprise Parkway, Beachwood, Ohio 44122
      ---------------------------------------------------------------------
              (Address of principal executive offices - zip code)

                                 (216) 755-5500
      ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)


      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

     Indicated by check x whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes x No
                                                      ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      ------------------------------------

      Indicate the number of shares outstanding of each of the issuer's classes of common shares as of the latest practicable date.

               61,312,531 shares outstanding as of August 13, 1999
               ----------                          ---------------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.

Condensed Consolidated Statements of Operations for the Three Month Periods ended June 30, 1999 and 1998.

Condensed Consolidated Statement of Operations for the Six Month Periods ended June 30, 1999 and 1998.

Condensed Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 1999 and 1998.

Notes to Condensed Consolidated Financial Statements.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
          (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                       June 30,       December 31,
                                                                                         1999            1998
                                                                                     -----------      -----------
ASSETS
Real estate rental property:
  Land                                                                               $   326,744      $   317,823
  Buildings                                                                            1,452,055        1,404,734
  Fixtures and tenant improvements                                                        29,400           24,131
  Land under development                                                                  25,020           34,534
  Construction in progress                                                               129,008          115,541
                                                                                     -----------      -----------
                                                                                       1,962,227        1,896,763
  Less accumulated depreciation                                                         (226,181)        (203,097)
                                                                                     -----------      -----------
  Real estate, net                                                                     1,736,046        1,693,666
Cash and cash equivalents                                                                  1,675            2,260
Investments in and advances to joint ventures                                            294,062          266,257
Minority equity investment                                                               133,199           80,710
Notes receivable                                                                          13,840           49,008
Other assets                                                                              40,767           34,623
                                                                                     -----------      -----------
                                                                                     $ 2,219,589      $ 2,126,524
                                                                                     ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
  Fixed rate senior notes                                                            $   592,233      $   592,154
  Revolving credit facility                                                              205,500          132,000
  Subordinated convertible debentures                                                     40,040           40,065
                                                                                     -----------      -----------
                                                                                         837,773          764,219
Secured indebtedness:
  Mortgage indebtedness                                                                  263,309          236,262
  Revolving credit facility                                                                9,550               --
                                                                                     -----------      -----------
        Total indebtedness                                                             1,110,632        1,000,481
Accounts payable and accrued expenses                                                     44,500           50,380
Dividends payable                                                                         21,457           20,072
Other liabilities                                                                         11,017           11,878
                                                                                     -----------      -----------
                                                                                       1,187,606        1,082,811
                                                                                     -----------      -----------
Minority equity interest                                                                   8,192            8,177
Preferred operating partnership interests                                                 32,101           32,101
Operating partnership minority interests                                                 102,130          100,650

Commitments and contingencies

Shareholders' equity:
    Class A - 9.5% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 750,000 shares authorized; 421,500 shares
        issued and outstanding at June 30, 1999 and December 31, 1998                    105,375          105,375
    Class B - 9.44% cumulative redeemable preferred shares, without par value,
        $250 liquidation value; 750,000 shares authorized; 177,500 shares
        issued and outstanding at June 30, 1999 and December 31, 1998                     44,375           44,375
    Class C - 8.375% cumulative redeemable preferred shares, without par value,
        $250 liquidation value; 750,000 shares authorized; 400,000 shares issued
        and outstanding at June 30, 1999 and December 31, 1998                           100,000          100,000
    Class D- 8.68% cumulative redeemable preferred shares, without par value,
        $250 liquidation value; 750,000 shares authorized; 216,000 shares issued
        and outstanding at June 30, 1999 and December 31, 1998                            54,000           54,000
    Common shares, without par value, $.10 stated value; 100,000,000 shares authorized; 61,306,416 and 61,289,186 shares issued and outstanding at
        June 30, 1999 and December 31, 1998, respectively                                  6,130            6,129
    Paid-in-capital                                                                      674,214          673,910
    Accumulated dividends in excess of net income                                        (94,227)         (80,697)
                                                                                     -----------      -----------
                                                                                         889,867          903,092
    Less:   Unearned compensation - restricted stock                                        (307)            (307)
                                                                                     -----------      -----------
                                                                                         889,560          902,785
                                                                                     -----------      -----------
                                                                                      $2,219,589       $2,126,524
                                                                                     ===========      ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTH PERIOD ENDED JUNE 30,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     1999                1998
                                                                ------------         ------------
Revenues from operations:
      Minimum rents                                                 $ 46,578             $ 39,713
      Percentage and overage rents                                       825                  824
      Recoveries from tenants                                         11,337                9,790
      Management fee income                                            1,308                  810
      Interest income                                                  1,520                  790
         Other                                                         2,746                1,054
                                                                ------------         ------------
                                                                      64,314               52,981
                                                                ------------         ------------
    Rental operation expenses:
      Operating and maintenance                                        5,286                4,211
      Real estate taxes                                                6,501                6,536
      General and administrative                                       4,563                3,071
      Interest                                                        16,079               13,314
      Depreciation and amortization                                   13,147               10,084
                                                                ------------         ------------
                                                                      45,576               37,216
                                                                ------------         ------------
    Income before equity in net income of joint
      ventures, minority equity investment, minority
      interests and loss on disposition of real estate                18,738               15,765

    Equity in net income of joint ventures                             4,551                3,473
    Equity in net income from minority equity investment               2,008                   --
    Minority interests                                                (2,402)                (101)
    Loss on disposition of real estate                                (1,753)                  --
                                                                ------------         ------------

    Net income                                                  $     21,142         $     19,137
                                                                ============         ============

    Net income applicable to common shareholders                $     14,326         $     15,587
                                                                ============         ============

    Per share data:
      Earnings per common share -
        Basic                                                   $       0.23         $       0.27
                                                                ============         ============
        Diluted                                                 $       0.22         $       0.27
                                                                ============         ============

    Dividends declared                                          $       0.35         $     0.3275
                                                                ============         ============




              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        1999                1998
                                                                     ---------           ---------
Revenues from operations:
  Minimum rents                                                      $  92,834           $  75,846
  Percentage and overage rents                                           2,575               1,927
  Recoveries from tenants                                               22,991              18,827
  Management fee income                                                  2,607               1,605
  Interest income                                                        3,715               1,702
  Other                                                                  4,730               2,613
                                                                     ---------           ---------
                                                                       129,452             102,520
                                                                     ---------           ---------
Rental operation expenses:
  Operating and maintenance                                             11,372               8,305
  Real estate taxes                                                     12,969              12,494
  General and administrative                                             9,207               6,003
  Interest                                                              33,353              24,767
  Depreciation and amortization                                         25,787              19,220
                                                                     ---------           ---------
                                                                        92,688              70,789
                                                                     ---------           ---------
Income before equity in net income of joint
    ventures, minority equity investment, minority interests,
    loss on disposition of real estate and extraordinary item           36,764              31,731

Equity in net income of joint ventures                                   9,341               5,712
Equity in net income from minority equity investment                     3,447                  --
Minority interests                                                      (4,789)               (291)
Loss on disposition of real estate                                      (1,753)                 --
                                                                     ---------           ---------

Income before extraordinary item                                        43,010              37,152
Extraordinary item                                                          --                (882)
                                                                     ---------           ---------
Net income                                                           $  43,010           $  36,270
                                                                     =========           =========

Net income applicable to common shareholders                         $  29,379           $  29,170
                                                                     =========           =========

Per share data:
   Earnings per common share - basic:
   Income before extraordinary item                                  $    0.48           $    0.54
   Extraordinary item                                                       --               (0.02)
                                                                     ---------           ---------
   Net income                                                        $    0.48           $    0.52
                                                                     =========           =========
   Earnings per common share - diluted:
   Income before extraordinary item                                  $    0.46           $    0.52
   Extraordinary item                                                       --               (0.02)
                                                                     ---------           ---------
   Net income                                                        $    0.46           $    0.50
                                                                     =========           =========

Dividends declared                                                   $    0.70           $   0.655
                                                                     =========           =========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           1999                1998
                                                                                        ---------           ---------
Net cash flow provided by operating activities                                          $  66,982           $  53,972
                                                                                        ---------           ---------
Cash flow provided by (used for) investing activities:
  Real estate developed or acquired                                                       (77,243)           (107,047)
  Investments in and advances to joint ventures and minority
     equity investment, net                                                               (96,972)            (27,001)
  Acquisition of minority equity interest                                                      --             (16,293)
  Repayment (issuance) of notes receivable, net                                            10,073             (11,414)
  Proceeds from transfer of properties to joint ventures                                       --              41,526
  Repayment of advances from affiliates                                                    38,853                  --
  Proceeds from disposition of real estate                                                  5,131                  --
                                                                                        ---------           ---------
Net cash flow used for investing activities                                              (120,158)           (120,229)
                                                                                        ---------           ---------
Cash flow provided by (used for) financing activities:
  Proceeds from (repayment of) revolving credit facilities, net                            83,050                (700)
  Proceeds from construction loans and other mortgage debt                                 34,697                  --
  Principal payments on rental property debt                                               (7,650)            (13,127)
  Proceeds from issuance of Medium Term Notes, net of underwriting commission,
    and $220 of offering expenses paid in 1998                                                 --              98,897
  Proceeds from issuance of common shares, net of underwriting commissions and
    $26 of offering expenses paid in 1998                                                      --              25,234
  Payment of deferred finance costs                                                           (99)               (521)
  Proceeds from issuance of common shares in conjunction with exercise of stock options, the Company's 401(k) plan, and
     dividend reinvestment plan                                                               234               2,341
  Payment of distributions to operating partnership minority interests                     (2,486)                 --
  Dividends paid                                                                          (55,155)            (44,003)
                                                                                        ---------           ---------
Net cash flow provided by financing activities                                             52,591              68,121
                                                                                        ---------           ---------
Increase (decrease) in cash and cash equivalents                                             (585)              1,864
Cash and cash equivalents, beginning of period                                              2,260                  18
                                                                                        ---------           ---------
Cash and cash equivalents, end of period                                                $   1,675           $   1,882
                                                                                        =========           =========

Supplemental disclosure of non cash investing and financing activities:

In conjunction with the acquisition of certain shopping centers, the Company recorded minority equity interests aggregating approximately $1.8 million during the six month period ended June 30, 1999. Also, the Company forgave approximately $14.1 of notes receivable in conjunction with the acquisition of additional shares of American Industrial Properties. In addition, included in accounts payable was approximately $0.9 million relating to construction in progress and $21.5 million of dividends declared at June 30, 1999. The foregoing transactions did not provide for or require the use of cash.

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

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

         Developers Diversified Realty Corporation, and its subsidiaries, (collectively, the "Company" or "DDR"), related real estate joint ventures and its minority equity investment are engaged in the business of acquiring, expanding, owning, developing, managing and operating neighborhood and community shopping centers, enclosed malls and business centers.

Reclassifications

         Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

Share Split

         Effective August 3, 1998, the Company effected a two for one share split to shareholders of record on July 27, 1998 in the form of a share dividend. All per share amounts and the number of common shares outstanding reflect this split, unless otherwise indicated.

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

New Accounting Standard

         In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. This statement requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. The new standard becomes effective for the Company for the year ending December 31, 2001. The Company does not expect this pronouncement to have a material impact on the Company's financial position or cash flows.

Unaudited Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries and investees where the Company has financial and operating control. Investments in real estate joint ventures and companies for which the Company has the ability to exercise significant influence over but does not have financial operating control are accounted for using the equity method of accounting. These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the six months ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   EQUITY INVESTMENTS IN JOINT VENTURES:

The Company's equity investments in joint ventures at June 30, 1999 consisted of the following:

-    A 50% joint venture interest in 24 operating shopping centers;
-    A 35%  joint venture interest in one operating shopping center;
-    A 57% joint venture interest, which is developing one shopping center;
- A 50% interest in six joint ventures each of which is developing a shopping center;
- An 80% joint venture interest in two operating shopping center properties acquired in 1998;
- A 50% joint venture interest in a real estate management company and a development company, both acquired in 1998;
- A 50% joint venture interest in a limited partnership acquired in 1998 which is developing six shopping centers;
- A 95% economic interest in a management service subsidiary formed in 1998 of which the Company owns 1% of the voting and 100% of the non-voting common stock which owns a 25% joint venture interest in an opportunity fund formed in 1998 which acquired several retail sites which are being redeveloped and a 25% joint venture which is developing a shopping center;
- An 81% economic interest in a management service subsidiary formed in 1998 of which the Company owns 9% of the voting and 100% of the non-voting common stock.

Summarized combined financial information of the Company's joint venture investments is as follows (in thousands):

                                             June 30,            December 31,
Combined Balance Sheets:                       1999                  1998
                                           -----------           -----------
 Land                                      $   233,699           $   232,105
 Buildings                                     849,716               826,521
 Fixtures and tenant improvements                4,726                 2,467
 Construction in progress                      153,193                67,898
                                           -----------           -----------
                                             1,241,334             1,128,991
 Less accumulated depreciation                 (70,623)              (59,580)
                                           -----------           -----------
 Real estate, net                            1,170,711             1,069,411
 Other assets                                   72,076                57,527
                                           -----------           -----------
                                           $ 1,242,787           $ 1,126,938
                                           ===========           ===========

 Mortgage debt                             $   764,098           $   718,846
 Amounts payable to DDR                        115,077                85,846
 Other liabilities                              65,558                21,193
                                           -----------           -----------
                                               944,733               825,885
 Accumulated equity                            298,054               301,053
                                           -----------           -----------
                                           $ 1,242,787           $ 1,126,938
                                           ===========           ===========

                                                        Three Month Period                 Six Month Period
                                                           Ended June 30,                    Ended June 30,
Combined Statements of Operations:                   1999            1998               1999             1998
                                                  ----------      ----------        ----------        --------
 Revenues from operations                           $40,698          $24,436          $80,568          $44,946
                                                    -------          -------          -------          -------

 Rental operation expenses                           12,645            5,740           24,023           10,529
 Depreciation and amortization expense
   of real estate investments                         5,720            3,492           11,201            6,537
 Interest expense                                    14,572            9,515           28,596           17,642
                                                    -------          -------          -------          -------
                                                     32,937           18,747           63,820           34,708
                                                    -------          -------          -------          -------
 Income before gain on sale of real estate            7,761            5,689           16,748           10,238
 Gain on sale of real estate                            253            2,812              344            2,812
                                                    -------          -------          -------          -------
 Net income                                         $ 8,014          $ 8,501          $17,092          $13,050
                                                    =======          =======          =======          =======

         Included in management fee income for the six month period ended June 30, 1999 and 1998, is approximately $2.4 and $1.4 million, respectively, of management fees earned by the Company for services rendered to the joint ventures. Similarly, other income for the six month period ended June 30, 1999 and 1998, includes $1.4 million and $1.2 million, respectively, of development fee income and commissions for services rendered to the joint ventures.

         In June 1999, the DD Development Company, in which the Company owns 1% of the voting and 100% of the non-voting common stock, acquired Prudential Real Estate Investors' ("PREI") limited partnership interest in a joint venture, Hendon/DDR/BP, LLC, which owns 15 sites formerly occupies by Best Products at a cost of approximately $29.7 million. As a result, the Company's aggregate investment increased to approximately $36 million and a 75% economic ownership interest. Nine of the sites are leased as of June 30, 1999 and one has been sold as of June 30, 1999. In addition, in June 1999, Hendon/DDR/BP, LLC, entered into a $25 million mortgage, with a financial institution secured by the leased sites. The net financing proceeds were used to repay advances made by the Company to the joint venture.

         In June 1999, the Company entered into agreements with Prudential/DDR Retail Value Fund (the "Fund"), a joint venture in which the company effectively owns a 25% interest, to acquire the Company's 50% joint venture interests relating to the development of four shopping centers. The Company was reimbursed approximately $38.9 million, relating to advances previously made to these joint ventures, associated with development costs incurred on each of these projects.

         In April 1999, the Company acquired a 50% interest in a 206,000 square foot shopping center in St. Louis, MO. The joint venture's aggregate purchase price was $16.6 million.

         In January 1999, the Company repaid a third party mortgage of a 50% owned joint venture partnership aggregating approximately $49.2 million. The joint venture entered into a corresponding mortgage note payable to the Company bearing an interest rate of LIBOR plus 2.75%. In addition, the Company received a loan origination fee for this transaction of $0.4 million. In March 1999, the joint venture obtained a bridge loan, which was converted into a permanent mortgage in June 1999, and used the proceeds to repay the mortgage note to the Company.

3.  MINORITY EQUITY INVESTMENT:

         On August 4, 1998, the Company announced the execution of a definitive agreement providing for the strategic investment in American Industrial Properties REIT [NYSE:IND] ("AIP") by the Company. At December 31, 1998, the Company owned 5,891,196 shares of AIP, representing 34.5% of AIP's total outstanding common shares. In January 1999, the Company acquired 1,543,005 shares of AIP's common stock at a price of $15.50 per share and 1,867,610 shares of AIP's common stock at a price of $14.93 per common share. At June 30, 1999, the Company owned 9,301,817 common shares of beneficial interest in AIP representing approximately 45.0% of AIP's total outstanding common shares.

Summarized financial information of AIP is as follows (in thousands):

                                                June 30,         December 31,
                                                  1999               1998
                                                --------          ---------
Balance Sheet:
 Land                                           $155,553           $108,891
 Buildings                                       482,671            396,241
                                                --------           --------
                                                 638,224            505,132
 Less accumulated depreciation                   (39,806)           (33,449)
                                                --------           --------
 Real estate, net                                598,418            471,683
 Other assets                                     28,633             28,647
                                                --------           --------
                                                $627,051           $500,330
                                                ========           ========

 Mortgage debt                                  $345,151           $252,481
 Other liabilities                                27,001             42,270
                                                --------           --------
                                                 372,152            294,751
 Accumulated equity                              254,899            205,579
                                                --------           --------
                                                $627,051           $500,330
                                                ========           ========


                                              Three month         Six month
                                              period ended       period ended
                                             June 30, 1999      June 30, 1999
                                             -------------     --------------
Statement of Operations:
 Revenues from operations                       $ 21,522           $ 41,844
                                                --------           --------

 Rental operation expenses                         7,591             14,841
 Depreciation and amortization expense             3,150              6,623
 Interest expense                                  6,564             12,834
                                                --------           --------
                                                  17,305             34,298
                                                --------           --------
                                                   4,217              7,546
 Minority interests                                  (91)              (171)
 Gain on sale of real estate                          38                 38
                                                --------           --------
 Net income                                     $  4,164           $  7,413
                                                ========           ========

4.   PRO FORMA FINANCIAL INFORMATION

         The following unaudited supplemental pro forma operating data is presented for the six month period ended June 30, 1998 as if each of the following transactions had occurred on January 1, 1998; (i) the acquisition of all properties acquired, or interests therein, by the Company in 1998; (ii) the completion of the sale by the Company of 669,639 common shares (pre-split) in April 1998; (iii) the completion of the sale by the Company of $200 million of Medium Term Notes in January and July 1998; (iv) the purchase by the Company of the minority interest of a shopping center in Cleveland, Ohio in March 1998; (v) the completion of the sale by the Company of 4,000,000 Class C Depositary shares in July 1998 each representing 1/10 of a Class C Preferred Share; (vi) the completion of the sale by the Company of 2,160,000 Class D Depositary shares in August and September 1998 each representing 1/10 of a Class D Preferred Share;
(vii) the transfer of six properties owned by the Company into a 50% owned joint venture in September 1998, and (viii) the completion of the sale by the Company of 3,000,000 common shares in December 1998 (in thousands, except per share).

                                                Six Month Period
                                              Ended June 30, 1998
                                              -------------------
Pro forma revenues                                $   109,587
                                                  ===========
Pro forma income before extraordinary item        $    41,314
                                                  ===========
Pro forma net income applicable
 to common shareholders                           $    28,719
                                                  ===========
Per share data:
 Earnings per common share - basic:
   Income before extraordinary item               $      0.52
   Extraordinary item                                   (0.02)
                                                  -----------
   Net income                                     $      0.50
                                                  ===========
 Earnings per common share - diluted:
   Income before extraordinary item               $      0.50
   Extraordinary item                                   (0.02)
                                                  -----------
   Net income                                     $      0.48
                                                  ===========

         The 1998 pro forma information above does not include revenues and expenses for seven of the 41 properties acquired by the Company in 1998 and the one joint venture entered into in 1999 prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful. In addition, the 1998 pro forma information does not include the results of shopping center expansions occurring at five of the shopping centers acquired by the Company.

5.   SHAREHOLDERS' EQUITY AND OPERATING PARTNERSHIP UNITS:

         The following table summarizes the changes in shareholders' equity since December 31, 1998 (in thousands):

                                   Preferred         Common                        Accumulated       Unearned
                                  Shares ($250       Shares                        Dividends in    Compensation
                                    Stated       ($.10 stated       Paid-in         Excess of       Restricted
                                     Value)          Value)         Capital         Net Income        Stock             Total
                                    --------        --------        --------        --------         --------         --------
Balance December 31, 1998           $303,750        $  6,129        $673,910        $(80,697)        $   (307)        $902,785
Net income                                                                            43,010                            43,010
Dividends declared -
   Common Shares                                                                     (42,909)                          (42,909)
Dividends declared -
  Preferred Shares                                                                   (13,631)                          (13,631)
Conversion of Debentures                                                  25                                                25
Conversion of OP Units                                                    46                                                46
Issuance of common shares
  related to exercise of stock
  options, employee 401(k) plan
  and dividend reinvestment plan                           1             233                                               234
                                    --------        --------        --------        --------         --------         --------
Balance June 30, 1999               $303,750        $  6,130        $674,214       $ (94,227)        $   (307)        $889,560
                                    ========        ========        ========        ========         ========         ========

         During the six month period ended June 30, 1999, in conjunction with certain earnouts relating to the acquisition of two shopping centers which were initially purchased in 1998, the Company issued operating partnership units ("OP Units") which are exchangeable, under certain circumstances and at the option of the Company, into 92,086 of the Company's common shares or for cash.

6.   REVOLVING CREDIT FACILITIES:

         The Company maintains a $375 million unsecured revolving credit facility with a syndicate of financial institutions, for which the First National Bank of Chicago serves as the administrative agent, (the "Unsecured Credit Facility") for a term through April 2001. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company's borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.85%), depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Unsecured Credit Facility is used to finance the acquisition and development of properties, to provide working capital and for general corporate purposes. At June 30, 1999, $205.5 million was outstanding under this facility with a weighted average interest rate of 5.9%.

         In March 1999, the Company amended its other unsecured revolving credit facility with National City Bank to increase the available borrowings to $25 million from $20 million and to convert it to a secured revolving credit facility. This credit facility is secured by certain partnership investments. The Company maintains the right to reduce this facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under this facility continue to bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.85%) depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. At June 30, 1999, $9.6 million was outstanding under this facility with a weighted average interest rate of 5.9%.

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

         During 1999, the Company paid approximately $0.1 million to a Company owned by brother-in-law of the Chairman of the Board relating to fees and commissions on the acquisitions of several shopping centers in 1998.

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

                                               Three Month Period                 Six Month Period
                                                  Ended June 30,                    Ended June 30,
                                            -------------------------         -------------------------
                                                       (in thousands, except per share amounts)
                                              1999             1998             1999             1998
                                            --------         --------         --------         --------
Income before extraordinary item            $ 21,142         $ 19,137         $ 43,010         $ 36,270
Less:  Preferred stock dividend               (6,816)          (3,550)         (13,631)          (7,100)
                                            --------         --------         --------         --------
Basic - Income before
  extraordinary item applicable to
  common shareholders                         14,326           15,587           29,379           29,170
Effect of dilutive securities:
  Joint venture partnerships                     113             (184)             199             (499)
                                            --------         --------         --------         --------
Diluted - Income before
   extraordinary item applicable to
   common shareholders plus
   assumed conversions                      $ 14,439         $ 15,403         $ 29,578         $ 28,671
                                            ========         ========         ========         ========
NUMBER OF SHARES:
Basic - average shares outstanding            61,311           56,703           61,307           56,105
Effect of dilutive securities:
   Joint venture partnerships                  2,451              326            2,547              326
   Stock options                                 229              967              208              956
   Restricted stock                                1                7                1                7
                                            --------         --------         --------         --------
Diluted - average shares outstanding          63,992           58,003           64,063           57,394
                                            ========         ========         ========         ========
PER SHARE AMOUNT:
Income before extraordinary item
  Basic                                     $   0.23         $   0.27         $   0.48         $   0.54
                                            ========         ========         ========         ========
  Diluted                                   $   0.22         $   0.27         $   0.46         $   0.52
                                            ========         ========         ========         ========


         The conversion of the following potentially dilutive securities into the Company's common shares were not included in the computation of diluted EPS for the periods presented because the effect was antidilutive: performance units, debentures, the Company's joint venture partner's interest in the San Antonio (dilutive three months ended June 30, 1999), Community Centers, DDRA V (1999 only) and DDRA VI (1999 only) joint ventures, a joint venture with two operating properties, a joint venture in one operating property (1999 only), minority interests (OP Units), and the redemption of preferred units through the exercise of a warrant (1999 only).

         The conversion into common stock of the minority interests were not included in the computation of diluted EPS in 1999 and 1998 because the effect of assuming conversion was antidilutive.

         The redemption of the preferred units through the exercise of the warrant into common shares was not included in the computation of diluted EPS because the effect was antidilutive (1999 only).

9.   DISPOSITION OF REAL ESTATE

         The loss on disposition of real estate aggregating $1.8 million relates to the sale of residual land and redevelopment of the undepreciated portion of a shopping center in Pensacola, Florida. The majority of the center was vacant prior to redevelopment. The real estate was sold to a major retailer for approximately $4.7 million.

10.  SUBSEQUENT EVENTS

         In July 1999, the Company acquired a 198,000 square foot shopping center in Phoenix, AZ for an aggregate purchase price of $25.8 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company's expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability, the effects of environmental and other regulations, as well as the costs, timing and effectiveness of year 2000 readiness. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "seeks", "estimates", and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and could materially affect the Company's actual results, performance or achievements.

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

RESULTS OF OPERATIONS

         Revenues from Operations

         Total revenues increased $11.3 million, or 21.4%, to $64.3 million for the three month period ended June 30, 1999 from $53.0 million for the same period in 1998. Total revenues increased $27.0 million, or 26.3%, to $129.5 million for the six month period ended June 30, 1999 from $102.5 million for the same period in 1998. Base and percentage rents for the three month period ended June 30, 1999 increased $6.9 million, or 16.9%, to $47.4 million as compared to $40.5 million for the same period in 1998. Base and percentage rents increased $17.6 million, or 22.7%, to $95.4 million for the six month period ended June 30, 1999 from $77.8 million for the same period in 1998.

         Approximately $3.1 million of the increase in base and percentage rental income, for the six month period ended June 30, 1999 is the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1998), an increase of 5.4% over 1998 revenues from Core Portfolio Properties. The 34 shopping centers acquired by the Company in 1999 and 1998 contributed $24.6 million of additional base and percentage rental revenue and five new shopping center developments contributed $1.6 million. These increases were offset by a decrease of $11.7 million relating to the transfer of six shopping center properties into a joint venture in September 1998 and the transfer of five business center properties to American Industrial Properties (NYSE: IND) ("AIP") in August 1998.

         At June 30, 1999, the in-place occupancy rate of the Company's portfolio was 96.3% as compared to 95.9% at June 30, 1998. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $9.06 at June 30, 1999 as compared to $8.54 at June 30, 1998. Same store sales, for those tenants required to report such information, representing approximately 18.5 million square feet, increased 3.1% to $232 per square foot for the twelve month period.

         The increase in recoveries for the six months ended June 30, 1999 from tenants of $4.2 million is directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 1999 and 1998 shopping center acquisitions and developments. Recoveries were approximately 94.5% of operating expenses and real estate taxes for the six month period ended June 30, 1999 as compared to 90.5% for the same period in 1998. This increase is generally associated with increased occupancy. Management fee income increased by approximately $1.0 million for the six month period ended June 30, 1999 compared to the same period in 1998, primarily associated with the formation of new joint ventures in 1998. Interest income increased $2.0 million, for the six month period ended June 30, 1999 compared to the same period in 1998, primarily associated with advances made to certain joint ventures. Other income increased by approximately $2.1 million which generally reflects an increase in development, leasing and financing fees, from the Company's joint ventures.

         Other income was comprised of the following (in thousands):

                                           Three Month Period           Six Month Period
                                              Ended June 30,              Ended June 30,
                                          1999          1998          1999          1998
                                         ------        ------        ------        ------
Temporary tenant rentals (Kiosks)        $  104        $  113        $  186        $  226
Lease termination fees                      188            73           537           898
Development fees                          1,833           394         2,616           757
Other                                       621           474         1,391           732
                                         ------        ------        ------        ------
                                         $2,746        $1,054        $4,730        $2,613
                                         ======        ======        ======        ======

         Expenses from Operations

         Rental operating and maintenance expenses for the three month period ended June 30, 1999 increased $1.1 million, or 25.5%, to $5.3 million as compared to $4.2 million for the same period in 1998. Rental operating and maintenance expenses increased $3.1 million, or 36.9%, to $11.4 million for the six month period ended June 30, 1999 from $8.3 million for the same period in 1998. For the six month period ended June 30, 1999, an increase of $2.2 million is attributable to the 39 shopping centers acquired and developed in 1999 and 1998 and $1.8 million in the Core Portfolio Properties. These increases were offset by a decrease of $0.9 million relating to the transfer of six shopping center properties into a joint venture in September 1998 and the transfer of five business center properties to AIP in August 1998.

         Real estate taxes remained unchanged at $6.5 million for the three month periods ended June 30, 1999 and 1998. Real estate taxes increased $0.5 million, or 3.8%, to $13.0 million for the six month period ended June 30, 1999 from $12.5 million for the same period in 1998. An increase of $2.9 million is related to the 39 shopping centers acquired and developed in 1999 and 1998 and $0.2 million in the Core Portfolio Properties. These increases were offset by a decrease of $2.6 million relating to the transfer of six shopping center properties into a joint venture in September 1998 and the transfer of five business center properties to AIP in August 1998.

         General and administrative expenses increased $1.5 million, or 48.6%, to $4.6 million for the three month period ended June 30, 1999 as compared to $3.1 million in 1998. General and administrative expenses increased $3.2 million, or 53.4%, to $9.2 million for the six month period ended June 30, 1999 from $6.0 million for the same period in 1998. The increase is attributable to the growth of the Company primarily related to acquisitions, expansions and developments, relocation of the Company Headquarters to a new office, and a severance charge of $0.8 million. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. Total general and administrative expenses were approximately 4.4% (4.0% after excluding the severance charge) and 4.1% of total revenues, including total revenues of joint ventures, for the six month period ended June 30, 1999 and 1998, respectively.

         Depreciation and amortization expense increased $3.1 million, or 30.4%, to $13.2 million for the three month period ended June 30, 1999 as compared to $10.1 million for the same period in 1998. Depreciation and amortization increased $6.6 million, or 34.2%, to $25.8 million for the six month period ended June 30, 1999 from $19.2 million for the same period in 1998. An increase of $6.7 million is related to the 39 shopping centers acquired and developed in 1999 and 1998 and $2.7 million relating to Core Portfolio Properties. These increases were offset by a decrease of $2.8 million relating to the transfer of six shopping center properties into a joint venture in September 1998 and the transfer of five business center properties to AIP in August 1998.

         Interest expense increased $2.8 million, or 20.8%, to $16.1 million for the three month period ended June 30, 1999, as compared to $13.3 million for the same period in 1998. Interest expense increased $8.6 million, or 34.7%, to $33.4 million for the six month period ended June 30, 1999 from $24.8 million for the same period in 1998. The overall increase in interest expense for the six month period ended June 30, 1999 as compared to the same period in 1998 is primarily related to the acquisition and development of shopping centers during 1999 and 1998.

         The weighted average debt outstanding during the six month period ended June 30, 1999 and related weighted average interest rate was $1.1 billion and 7.1%, respectively, compared to $750.7 million and 7.5%, respectively, for the same period in 1998. The increase in the weighted average debt is primarily attributable to the acquisitions, developments and expansions in 1999 and 1998. Interest costs capitalized, in conjunction with development and expansion projects, were $4.0 million and $6.7 million for the three and six month periods ended June 30, 1999, as compared to $1.5 million and $3.2 million for the same periods in 1998.

         Equity in net income of joint ventures increased $1.1 million, or 31.0%, to $4.6 million for the three month period ended June 30, 1999 as compared to $3.5 million for the same period in 1998. Equity in net income of joint ventures increased $3.6 million, or 63.5%, to $9.3 million for the six month period ended June 30, 1999 from $5.7 million for the same period in 1998. This increase is primarily attributable to approximately $3.9 million of income from the Company's nine joint venture interests acquired/formed during 1998. This increase is offset by $0.3 million relating primarily to the Company's Community Center Joint Venture.

         Equity in net income of minority equity investment of $2.0 million and $3.4 million for the three and six month periods ended June 30, 1999, respectively, relates to the Company's investment in AIP which commenced in August 1998.

         The minority equity interest expense increased $2.3 million, to $2.4 million for the three month period ended June 30, 1999, as compared to $0.1 million for the same period in 1998. The minority equity interest expense increased $4.5 million, to $4.8 million for the six month period ended June 30, 1999, as compared to $0.3 million for the same period in 1998. This increase relates to the Company's purchase of 21 shopping centers in 1998 and as consideration, the related issuance of operating partnership units ("OP Units") which are exchangeable, in certain circumstances and at the option of the Company, into 4.6 million common shares of the Company or for cash and the issuance of preferred operating partnership units in December 1998. This expense represents the income allocation associated with the priority distributions associated with the minority equity interests.

         The loss on disposition of real estate aggregating $1.8 million relates to the sale of residual land and redevelopment of the undepreciated portion of a shopping center in Pensacola, Florida. The majority of the center was vacant prior to redevelopment. The real estate was sold to a major retailer for approximately $4.7 million.

         The extraordinary item, which aggregated $0.9 million for the six month period ended June 30, 1998, relates to the write-off of unamortized deferred finance costs associated with the amended and restated $375 million unsecured revolving credit facility.

         Net Income

         Net income increased $2.0 million, or 10.5%, to $21.1 million for the three month period ended June 30, 1999, as compared to net income of $19.1 million for the same period in 1998. Net income increased $6.7 million, or 18.6%, to $43.0 million for the six month period ended June 30, 1999, as compared to $36.3 million for the same period in 1998. The increase in net income of $6.7 million is primarily attributable to increases in net operating revenues (total revenues less operating and maintenance, real estate taxes and general and administrative expense) aggregating $20.2 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties and the 39 shopping centers acquired and developed in 1999 and 1998, an increase of $7.1 million relating to equity in net income from joint ventures and minority equity investment and an increase of $0.9 million relating to the 1998 extraordinary item. The aggregate increase in net operating revenues, equity in net income from joint ventures and minority equity investment and extraordinary item was offset by increases in depreciation, interest, minority interest expense and a loss on sale of real estate of $6.6 million, $8.6 million, $4.5 million and $1.8 million, respectively.

FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, nonrecurring and extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company's proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is substantially the same as the definition currently used by the National Association of Real Estate Investment Trusts ("NAREIT"). Certain other real estate companies may calculate FFO in a different manner. For the three month period ended June 30, 1999, FFO increased $7.7 million, or 28.6%, to $34.6 million as compared to $26.9 million for the same period in 1998. For the six month period ended June 30, 1999, FFO increased $16.8 million, or 32.4%, to $68.7 million as compared to $51.9 million for the same period in 1998. The increase is attributable to increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company's calculation of FFO is as follows (in thousands):

                                                             Three Month Period                  Six Month Period
                                                                Ended June 30,                    Ended June 30,
                                                            1999             1998             1999             1998
                                                          --------         --------         --------         --------
Net income applicable to common shareholders (1)          $ 14,326         $ 15,587         $ 29,379         $ 29,170
Depreciation of real estate investments                     12,919            9,933           25,382           18,969
Equity in net income of joint ventures                      (4,551)          (3,473)          (9,341)          (5,712)
Equity in net income of minority equity investment          (2,008)              --           (3,447)              --
Joint Ventures' FFO (2)                                      7,202            4,706           14,778            8,437
Minority equity investment FFO                               3,284               --            6,166               --
Minority interest expense (OP Units)                         1,633              101            3,249              111
Loss on sale of real estate                                  1,753               --            1,753               --
Extraordinary and non-recurring items                           --               --              802              882
                                                          --------         --------         --------         --------
                                                          $ 34,558         $ 26,854         $ 68,721         $ 51,857
                                                          ========         ========         ========         ========

     (1) Includes straight line rental revenues of approximately $1.0 million for the three month periods ended June 30, 1999 and 1998 and approximately $2.1 million and $1.5 million for the six month periods ended June 30, 1999 and 1998, respectively, primarily related to recent acquisitions and new developments.

     (2)  Joint Ventures Funds From Operations are summarized as follows:

                                                           Three Month Period                 Six Month Period
                                                              Ended June 30,                   Ended June 30,
                                                        1999             1998             1999            1998
                                                      --------         --------         --------        --------
     Net income (a)                                   $  8,014         $  8,501         $ 17,092        $ 13,050
     Gain on sales of real estate                         (253)          (2,812)            (344)         (2,812)
     Depreciation of real estate investments             5,720            3,492           11,201           6,537
                                                      --------         --------         --------        --------
                                                      $ 13,481         $  9,181         $ 27,949        $ 16,775
                                                      ========         ========         ========        ========
DDRC Ownership interests (b)                          $  7,202         $  4,706         $ 14,778        $  8,437
                                                      ========         ========         ========        ========

     (a) Revenues for the three month periods ended June 30, 1999 and 1998 include approximately $1.0 million and $0.7 million, respectively, resulting from the recognition of straight line rents of which the Company's proportionate share is $0.5 million and $0.3 million, respectively. Revenue for the six month period ended June 30, 1999 and 1998 include approximately $2.1 million, and $1.3 million, respectively, resulting from the recognition of straight line rents of which the Company's proportionate share is $1.0 million and $0.6 million, respectively.

     (b) At June 30, the Company owned joint venture interests relating to 27 operating shopping center properties, a 25% interest in the Prudential Retail Value Fund and a 50% joint venture in a real estate management company. At June 30, 1998 the Company owned joint venture interests in 19 operating shopping center properties.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of OP Units and joint venture capital, will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the six month period ended June 30, 1999 increased to $67.0 million as compared to $54.0 million for the same period in 1998. The increase is attributable to the 39 shopping center acquisitions and developments completed in 1999 and 1998, new leasing, expansion and re-tenanting of the core portfolio properties.

         An increase in the 1999 quarterly dividend per common share to $.35 from $.3275 was approved in February 1999 by the Company's Board of Directors. The Company's common share dividend payout ratio for the first two quarters of 1999 approximated 62.4% of the actual FFO as compared to 71.2% for the same period in 1998. It is anticipated that the current dividend level will result in a more conservative payout ratio as compared to prior years. A lower payout ratio will enable the Company to retain more capital which will be utilized for attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

         During the six month period ended June 30, 1999, the Company and its joint ventures invested $159.8 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company's expansion acquisition and development activity is summarized below:

Expansions:

         During 1999, the Company completed or partially completed four expansion projects at an aggregate cost of $32.0 million. The Company is currently expanding/redeveloping seven of its shopping centers. The Company is also scheduled to commence expansion/redevelopment projects during the second half of 1999 at eight additional shopping centers.

Acquisitions:

         In June 1999, the DD Development Company, in which the Company owns 1% of the voting and 100% of the non-voting common stock, acquired Prudential Real Estate Investors' ("PREI") limited partnership interest in a joint venture, Hendon/DDR/BP, LLC, which owns 15 sites formerly occupies by Best Products at a cost of approximately $29.7 million. As a result, the Company's aggregate investment increased to approximately $36 million and a 75% economic ownership interest. Nine of the sites are leased as of June 30, 1999 and one has been sold as of June 30, 1999. In addition, in June 1999, Hendon/DDR/BP, LLC, entered into a $25 million mortgage, with a financial institution secured by the leased sites. The net financing proceeds were used to repay advances made by the Company to the joint venture.

         In June 1999, the Company entered into agreements with Prudential/DDR Retail Value Fund (the "Fund"), a joint venture in which the company effectively owns a 25% interest, to acquire the Company's 50% joint venture interests relating to the development of four shopping centers. The Company was reimbursed approximately $38.9 million, relating to advances previously made to these joint ventures, associated with development costs incurred on each of these projects.

         In April 1999, the Company acquired a 50% interest in a 206,000 square foot shopping center in St. Louis, MO. The joint venture's aggregate purchase price was $16.6 million and included the assumption of debt aggregating $13.0 million.

         In August 1998, the Company announced a strategic investment in AIP. In January 1999, the Company acquired 3.4 million additional common shares of beneficial interest of AIP for approximately $51.8 million. At June 30, 1999, the Company's investment in AIP approximated $133.2 million. The Company currently holds approximately 45.0% of the outstanding shares of beneficial interest of AIP.

Developments (Wholly Owned):

         The Company has six shopping centers under construction and scheduled for completion in 1999 and 2000:

         - A 185,000 square foot shopping center in Solon, Ohio, which is substantially completed and is anchored by Borders, Bed Bath & Beyond, Mustard Seed (a gourmet grocery store), Old Navy, Talbots and Newman Outfitters.
         - A 200,000 gross square foot second phase of its Erie, Pennsylvania shopping center scheduled to be completed in the fall of 1999 and anchored by Home Depot (not owned by the Company), PETsMART and Circuit City.
         - A 280,000 square foot shopping center in Toledo, Ohio, anchored by Kohl's which opened in the fourth quarter of 1998, Gander Mountain, Bed Bath & Beyond and Babies R Us.
         - A 210,000 square foot shopping center in Oviedo, Florida (a suburb of Orlando) Phase I of which will include Office Max, Michael's and Ross Dress for Less.
         - A 416,000 square foot shopping center in Meridian, Idaho, which is scheduled for completion in 2000 and is expected to be anchored by Wal-Mart (not owned by the Company), Shepler's, Shopko, Bed Bath & Beyond, Office Depot and Old Navy.
         - A 644,000 square foot shopping center in Coon Rapids, Minnesota, the initial phase of which is scheduled to be completed in December 1999 and is anchored by a Kohl's and Jo-Ann ETC.

         The Company is also in the initial phase of development relating to a shopping center located in Riverdale, UT.

Developments (Joint Ventures):

         During 1998 and 1999, the Company entered into joint venture development agreements on eight shopping center projects with leading regional developers. These eight projects have an aggregate projected cost of approximately $297 million. Several of these projects have commenced development and are currently scheduled for completion in 1999 and 2000. The Company is currently financing four of these projects through the Prudential/DDR Retail Value Fund and also intends to finance its investment in three of the remaining four projects through this Fund.

         In 1998, the Company formed DDR Oliver McMillan a private real estate investment trust created to develop, acquire, operate and manage urban entertainment and retail projects throughout the United States. There are currently six projects being pursued aggregating 1.2 million square feet of GLA at a projected cost of approximately $233 million. Two of these projects are under construction and the remaining projects are scheduled to commence in the fourth quarter of 1999 and in 2000 with completion in 2000 and 2001.

FINANCING ACTIVITIES

         The acquisitions, developments and expansions in 1999 and 1998 were financed through cash provided from operating activities, revolving credit facilities and OP Units. Total debt outstanding at June 30, 1999 was $1.1 billion compared to $1.0 billion at December 31, 1998.

         During the six month period ended June 30, 1999, the Company issued $1.8 million in OP Units in conjunction with the purchase of certain expansion areas at two recently acquired shopping centers. These OP Units are, in certain circumstances and at the election of the Company, exchangeable into approximately 92,000 common shares of the Company or for cash.

         In January 1999, the Company repaid a third party mortgage of a 50% owned joint venture partnership aggregating approximately $49.2 million. In return, the joint venture entered into a corresponding mortgage note payable to the Company bearing an interest rate of LIBOR plus 2.75%. In addition, the Company received a loan origination fee for this transaction of $0.4 million. In March 1999, the joint venture obtained a bridge loan and used the proceeds to repay the mortgage note to the Company. In June, the joint venture entered into a 10 year, fixed rate mortgage for $55.5 million at 7.31%.

         In February 1999, the Company's Board of Directors authorized the executive officers of the Company the right to implement a common share repurchase program in response to what the Company's executive committee and the Board of Directors believe is a distinct undervaluation of the Company's common shares. Under the terms authorized by the Company's Board, the Company may, during the six month period beginning February 22, 1999, purchase in the open market, subject to certain requirements, common shares of the Company, up to a maximum aggregate value of $50 million. Repurchase of shares may also be made to avoid shareholder dilution through the issuance of OP Units in conjunction with property acquisitions. The Company may also use a portion of the proceeds from the sale of properties, if any, in order to purchase its own shares. It is not the Company's intention to increase the leverage on its balance sheet through this share repurchase program. The Company has not purchased any shares pursuant to this program as of August 13, 1999.

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

         At June 30, 1999, the Company's capitalization consisted of $1.1 billion of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $390.3 million), $338.8 million of preferred shares and preferred partnership units and $1.1 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price per common share on the New York Stock Exchange at June 30, 1999 of $16.875) resulting in a debt to total market capitalization ratio of 0.43 to 1. At June 30, 1999, the Company's total debt consisted of $858.8 million of fixed rate debt and $251.8 million of variable rate debt.

         It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. As of June 30, 1999, the Company had $750 million available under its shelf registration statement. In addition, as of June 30, 1999, the Company had cash of $1.7 million and $169.5 million available under its $375 million of unsecured revolving credit facility. On June 30, 1999, the Company also had 107 operating properties with $92.4 million, or 69.1%, of the total revenue for the six month period ended June 30, 1999 which were unencumbered, thereby providing a potential collateral base for future borrowings.

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

         To date, the Company has expended approximately $68,000 and expects to expend an additional $42,000 in connection with upgrading building management, mechanical and computer systems. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At June 30, 1999, approximately 77.3% of the Company's debt (not including joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 6.9 years and a weighted average interest rate of approximately 7.6%. The remainder of the Company's debt bears interest at variable rates, with a weighted average maturity of approximately 1.8 years and a weighted average interest rate of approximately 6.0%. As of June 30, 1999, the Company's joint ventures indebtedness, excluding the minority equity investment, aggregated $679.2 million of fixed rate debt, of which the Company's proportionate share was $348.7 million, and $84.9 million of variable rate debt, of which the Company's proportionate share was $41.6 million. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities to initially fund future acquisitions and developments. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that increases in interest expense as a result of inflation would not significantly impact the Company's distributable cash flow.

         At June 30, 1999, the fair value of the Company's fixed rate debt amounted to a liability of $837.6 million (excluding joint venture debt) compared to its carrying amount of $858.8 million. The fair value of the Company's proportionate share of joint venture fixed rate debt was $352.4 million compared to its carrying amount of $348.7 million. The Company estimates that a 100 basis point decrease in market interest rate June 30, 1999 would have changed the fair value of the Company's fixed rate debt and proportionate share of joint ventures fixed rate debt to a liability of $876.7 million and $356.2 million, respectively. The sensitivity to changes in interest rate of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligations which arise from the hypothetical estimate discussed above.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         a) On May 26, 1999, the Board of Directors of the Company adopted a Shareholder Rights Agreement (the "Rights Agreement"). Pursuant to the Rights Agreement, the Board of Directors declared a dividend distribution of one Preferred Share Purchase Right (a "Right") for each outstanding common share, without par value, of the Company (the "Common Shares") to shareholders of record as of the close of business on June 16, 1999 (the "Record Date"). In addition, one Right will automatically attach to each Common Share issued after the Record Date and prior to the date the Rights become exercisable. Each Right entitles the registered holder thereof to purchase from the Company a unit (a "Preferred Unit") consisting of one one-thousandth of a Class A Series 1999-A Noncumulative Preferred Share, without par value, at a cash exercise price of $40.00 per Preferred Unit, subject to adjustment.

         Initially, the Rights are not exercisable and are attached to and trade with the Common Shares outstanding as of, and all Common Shares issued after, the Record Date. The Rights will separate from the Common Shares, separate certificates will be distributed to holders of the Common Shares and the Rights will become exercisable under certain circumstances following the acquisition of, or the announcement of the commencement of a tender or exchange offer that if consummated would result in, beneficial ownership of 15% or more of the outstanding Common Shares by any person or group. After the acquisition of 15% or more of the outstanding Common Shares by any person or group, proper provision will be made so that each holder of a Right (other than that person or group, whose Rights will become null and void) thereafter has the right to receive upon exercise that number of Preferred Units having a market value of two times the exercise price of the Right.

         The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in a transaction not approved by the Board of Directors of the Company. The Rights should not interfere with any merger or other business combination approved by the Board of Directors of the Company, since the Rights Agreement may be amended, subject to certain limitations, or the Rights may be redeemed, also subject to certain limitations prior to the Company's entering into a merger or other business combination.

         A copy of the Rights Agreement was filed with the Securities and Exchange Commission on June 10, 1999 as an Exhibit to a Registration Statement on Form 8-A. This description of the Rights does not purport to be complete and is qualified in its entirety by reference to that Registration Statement on Form 8-A and the Rights Agreement.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 18, 1999 the Company held its Annual Meeting of Shareholders. The matters presented to the shareholders for a vote and the vote on such matters were as follows:

          a)   Election of Directors to serve until the next Annual Meeting of
               Shareholders:

                                     For                   Abstain
                                     ---                   -------

Scott A. Wolstein                 51,347,253               387,778
James A. Schoff                   51,352,603               382,428
William N. Hulett, III            51,351,626               383,405
Ethan Penner                      45,750,768             5,984,263
Albert T. Adams                   50,976,196               758,835
Dean S. Adler                     51,342,746               392,285
Barry A. Sholem                   51,344,546               390,485

          b) Proposal to amend Section 5 (b)(1) of each of Divisions A-I, A-II, A-II, A-IV, A-V and A-VI of the Company's Amended and Restated Articles of Incorporation to delete the words "for a number of consecutive dividend payment periods which in the aggregate contain at least 540 days" and replace them with the words "for a number of dividend payment periods, whether consecutive or not, which in the aggregate contain at least 540 days" in the section related to the voting rights of each class of the Company's preferred shares following the non-payment of dividends for 540 days, as requested by the New York Stock Exchange, Inc.

                      For                       Against           Abstain
                      ---                       -------           -------
                      50,323,181                987,260           424,589


          c) Proposal to amend Article Four of the Company's Amended and Restated Articles of Incorporation to:

               (1) reduce from 1,500,000 to 750,000 the number of authorized shares in each of the following classes of preferred shares
                    (i) Class A. Cumulative Preferred Shares, without par value;
                    (ii) Class B Cumulative Preferred Shares, without par value;
                    (iii) Class C Cumulative Preferred shares, without par value; (iv) Class D Cumulative Preferred Shares, without par value, (v) Class E Cumulative Preferred Shares, without par value; and (vi) Noncumulative Preferred Shares, without par value; and

               (2) authorize 750,000 shares in, and establish the terms of, each of the following classes of preferred shares (i) Class F Cumulative Preferred shares, without par value; (ii) Class G Cumulative Preferred Shares, without par value; (iii) Class H Cumulative Preferred Shares, without par value; (iv) Class I Cumulative Preferred Shares, without par value; (v) Class J Cumulative Preferred Shares, without par value; and
                    (vi) Class K Cumulative Preferred Shares, without par value.

                      For                       Against           Abstain
                      ---                       -------           -------
                      36,871,809                4,823,226          394,672

          (d) Proposal to amend the Company's Code of Regulations to provide that the number of members of the Board of Directors of the Company will automatically increase if, pursuant to the terms of the Company's Amended and Restated Articles of Incorporation, holders of any class of preferred shares authorized pursuant to the proposal described in (c), above, Three are entitled to elect members of the Board of Directors of the Company.

                      For                       Against           Abstain
                      ---                       -------           -------
                      37,840,998                3,868,483         380,227

No other matters were submitted to the shareholders for a vote.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits -

         3.1      Amended and Restated Articles of Incorporation, as amended

         3.2      Code of Regulations, as amended

         4.1 Shareholder Rights Agreement dated as of May 26, 1999 between the Company and National City Bank, as rights agent*

         10.1 Employment Agreement dated as of April 21, 1999 between the Company and David M. Jacobstein

         10.2 Change of Control Agreement dated as of May 17, 1999 between the Company and David M. Jacobstein

         10.3 Employment Agreement dated as of April 12, 1999 between the Company and Eric M. Mallory

         10.4 Change of Control Agreement dated as of April 12, 1999 between the Company and Eric M. Mallory

         10.5 Employment Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz

         10.6 Change of Control Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz

* Previously filed as Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on June 10, 1999 and incorporated by reference herein.

         27        (a)   Financial Data Schedule

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DEVELOPERS DIVERSIFIED REALTY CORPORATION



          August 16, 1999          /s/ Scott A. Wolstein
-------------------------------    -------------------------------------------
            (Date)                 Scott A. Wolstein, Chairman of the Board and
                                   Chief Executive Officer


          August 16, 1999           /s/ William H. Schafer
-------------------------------    -------------------------------------------
           (Date)                  William H. Schafer, Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)