Form 10-Q
period 1999-09-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 1999-11-15
CIK 894315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR


[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the transition period from         to
                                          -------    --------
                         Commission file number 1-11690
                                                -------------

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                             34-1723097
            ----                                             ----------
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



                         -------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicated by check |X| whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes |X| No
                                                         ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common shares as of the latest practicable date.

              59,764,989 shares outstanding as of November 12, 1999
              ----------                          -----------------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.

Condensed Consolidated Statements of Operations for the Three Month Periods ended September 30, 1999 and 1998.

Condensed Consolidated Statement of Operations for the Nine Month Periods ended September 30, 1999 and 1998.

Condensed Consolidated Statements of Cash Flows for the Nine Month Periods ended September 30, 1999 and 1998.

Notes to Condensed Consolidated Financial Statements.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                       September 30,        December 31,
                                                                                           1999                 1998
                                                                                       -------------        ------------
ASSETS
Real estate rental property:
   Land                                                                                 $   342,169          $   317,823
   Buildings                                                                              1,501,607            1,404,734
   Fixtures and tenant improvements                                                          32,693               24,131
   Land under development                                                                    12,556               34,534
   Construction in progress                                                                 119,140              115,541
                                                                                        -----------          -----------
                                                                                          2,008,165            1,896,763
   Less accumulated depreciation                                                           (238,810)            (203,097)
                                                                                        -----------          -----------
   Real estate, net                                                                       1,769,355            1,693,666
Cash and cash equivalents                                                                     1,461                2,260
Investments in and advances to joint ventures                                               304,155              266,257
Minority equity investment                                                                  137,970               80,710
Notes receivable                                                                              5,954               49,008
Other assets                                                                                 48,489               34,623
                                                                                        -----------          -----------
                                                                                        $ 2,267,384          $ 2,126,524
                                                                                        ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
   Fixed rate senior notes                                                              $   592,272          $   592,154
   Revolving credit facility                                                                233,000              132,000
   Subordinated convertible debentures                                                           --               40,065
                                                                                        -----------          -----------
                                                                                            825,272              764,219
Mortgage indebtedness                                                                       256,603              236,262
                                                                                        -----------          -----------
   Total indebtedness                                                                     1,081,875            1,000,481
Accounts payable and accrued expenses                                                        52,659               50,380
Dividends payable                                                                            21,460               20,072
Other liabilities                                                                            11,274               11,878
                                                                                        -----------          -----------
                                                                                          1,167,268            1,082,811
                                                                                        -----------          -----------
Minority equity interest                                                                      8,202                8,177
Preferred operating partnership interests                                                   104,776               32,101
Operating partnership minority interests                                                    102,956              100,650
Commitments and contingencies

Shareholders' equity:
   Class A - 9.5% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 750,000 shares authorized; 421,500 shares
       issued and outstanding at September 30, 1999 and December 31, 1998                   105,375              105,375
   Class B - 9.44% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 750,000 shares authorized; 177,500 shares
       issued and outstanding at September 30, 1999 and December 31, 1998                    44,375               44,375
   Class C - 8.375% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 750,000 shares authorized; 400,000 shares issued
       and outstanding at September 30, 1999 and December 31, 1998                          100,000              100,000
   Class D- 8.68% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 750,000 shares authorized; 216,000 shares issued
       and outstanding at September 30, 1999 and December 31, 1998                           54,000               54,000
   Common shares, without par value, $.10 stated value; 100,000,000 shares authorized; 61,313,218 and 61,289,186 shares issued and outstanding at
       September 30, 1999 and December 31, 1998, respectively                                 6,131                6,129
   Paid-in-capital                                                                          674,320              673,910
   Accumulated dividends in excess of net income                                            (99,866)             (80,697)
                                                                                        -----------          -----------
                                                                                            884,335              903,092
   Less: Unearned compensation - restricted stock                                              (153)                (307)
                                                                                        -----------          -----------
                                                                                            884,182              902,785
                                                                                        -----------          -----------
                                                                                        $ 2,267,384          $ 2,126,524
                                                                                        ===========          ===========






              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               1999              1998
                                                             --------          ---------
Revenues from operations:
     Minimum rents                                           $ 48,314          $ 47,607
     Percentage and overage rents                                 616               324
     Recoveries from tenants                                   11,709            11,970
     Management fee income                                      1,268               964
     Interest income                                            1,100             1,376
     Other                                                      3,219             1,153
                                                             --------          --------
                                                               66,226            63,394
                                                             --------          --------
Rental operation expenses:
     Operating and maintenance                                  6,004             5,861
     Real estate taxes                                          6,645             7,248
     General and administrative                                 4,037             3,244
     Interest                                                  16,728            17,149
     Depreciation and amortization                             13,324            12,417
                                                             --------          --------
                                                               46,738            45,919
                                                             --------          --------
Income before equity in net income of joint
    ventures, minority equity investment, minority
    interests and loss on disposition of real estate           19,488            17,475

Equity in net income of joint ventures                          4,599             4,457
Equity in net income from minority equity investment            1,478               154
Minority interests                                             (2,928)           (1,338)
Loss on disposition of real estate                                 --               (36)
                                                             --------          --------

Net income                                                   $ 22,637          $ 20,712
                                                             ========          ========

Net income applicable to common shareholders                 $ 15,821          $ 14,702
                                                             ========          ========

Per share data:
  Earnings per common share -
      Basic                                                  $   0.26          $   0.26
                                                             ========          ========
      Diluted                                                $   0.25          $   0.25
                                                             ========          ========

  Dividends declared                                         $   0.35          $ 0.3275
                                                             ========          ========






              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         1999               1998
                                                                      ---------          ----------
Revenues from operations:
     Minimum rents                                                    $ 141,148          $ 123,453
     Percentage and overage rents                                         3,191              2,251
     Recoveries from tenants                                             34,701             30,797
     Management fee income                                                3,875              2,570
     Interest income                                                      4,815              3,078
     Other                                                                7,948              3,766
                                                                      ---------          ---------
                                                                        195,678            165,915
                                                                      ---------          ---------
Rental operation expenses:
     Operating and maintenance                                           17,376             14,167
     Real estate taxes                                                   19,614             19,742
     General and administrative                                          13,244              9,247
     Interest                                                            50,081             41,917
     Depreciation and amortization                                       39,110             31,638
                                                                      ---------          ---------
                                                                        139,425            116,711
                                                                      ---------          ---------
Income before equity in net income of joint
    ventures, minority equity investment, minority interests,
    loss on disposition of real estate and extraordinary item            56,253             49,204

Equity in net income of joint ventures                                   13,940             10,169
Equity in net income from minority equity investment                      4,925                154
Minority interests                                                       (7,718)            (1,628)
Loss on disposition of real estate                                       (1,753)               (36)
                                                                      ---------          ---------
Income before extraordinary item                                         65,647             57,863
Extraordinary item                                                           --               (882)
                                                                      ---------          ---------
Net income                                                            $  65,647          $  56,981
                                                                      =========          =========

Net income applicable to common shareholders                          $  45,200          $  43,872
                                                                      =========          =========

Per share data:
  Earnings per common share - basic:
      Income before extraordinary item                                $    0.74          $    0.79
      Extraordinary item                                                     --              (0.01)
                                                                      ---------          ---------
      Net income                                                      $    0.74          $    0.78
                                                                      =========          =========
  Earnings per common share - diluted:
      Income before extraordinary item                                $    0.71          $    0.76
      Extraordinary item                                                     --              (0.01)
                                                                      ---------          ---------
      Net income                                                      $    0.71          $    0.75
                                                                      =========          =========

   Dividends declared                                                 $    1.05          $  0.9825
                                                                      =========          =========




                ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             1999               1998
                                                                                           ---------          ---------
Net cash flow provided by operating activities                                             $ 107,858          $  99,755
                                                                                           ---------          ---------
Cash flow provided by (used for) investing activities:
    Real estate developed or acquired                                                       (117,803)          (525,125)
    Investments in and advances to joint ventures and minority
       equity investment, net                                                               (121,099)           (73,677)
    Acquisition of minority equity interest                                                       --            (16,293)
    Repayment (issuance) of notes receivable, net                                              5,130            (25,801)
    Proceeds from transfer of properties to joint ventures and repayment of
       advances from affiliates                                                               66,150            234,377
    Proceeds from disposition of real estate                                                  11,211              5,007
                                                                                           ---------          ---------
Net cash flow used for investing activities                                                 (156,411)          (401,512)
                                                                                           ---------          ---------
Cash flow provided by (used for) financing activities:
    Proceeds from (Repayment of) revolving credit facilities, net                            101,000            (25,700)
    Proceeds from construction loans and other mortgage debt                                  37,010             20,311
    Principal payments on rental property debt                                               (34,670)           (15,669)
    Repayment of convertible debentures                                                      (40,040)                --
    Proceeds from issuance of Medium Term Notes, net of underwriting commission,
      and $459 of offering expenses paid in 1998                                                  --            197,910
    Proceeds from issuance of common shares, net of underwriting
      commissions and $26 of offering expenses paid in 1998                                       --             25,234
    Payment of deferred finance costs                                                           (360)              (469)
    Proceeds from issuance of Class C and D preferred shares, net of
      underwriting commissions and $869 of offering expenses paid in 1998                         --            148,280
    Proceeds from issuance of preferred partnership units net of $450 of offering
      expenses paid                                                                           72,675                 --
    Proceeds from issuance of common shares in conjunction with exercise of stock options, the Company's 401(k) plan, dividend reinvestment
      plan and restricted stock plan                                                             494              2,691
    Payment of distributions to operating partnership minority interests                      (4,927)                --
    Dividends paid                                                                           (83,428)           (49,158)
                                                                                           ---------          ---------
Net cash flow provided by financing activities                                                47,754            303,430
                                                                                           ---------          ---------
(Decrease) increase in cash and cash equivalents                                                (799)             1,673
Cash and cash equivalents, beginning of period                                                 2,260                 18
                                                                                           ---------          ---------
Cash and cash equivalents, end of period                                                   $   1,461          $   1,691
                                                                                           =========          =========



                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Supplemental disclosure of non cash investing and financing activities:

In conjunction with the acquisition of certain shopping centers, the Company assumed mortgage debt of approximately $18.0 million and recorded minority equity interests aggregating approximately $2.7 million during the nine month period ended September 30, 1999. Also, the Company applied the balance of approximately $22.0 million of notes receivable towards the acquisition of one shopping center in Phoenix, Arizona and additional shares of American Industrial Properties and transferred $21.2 million of development costs in connection with the formation of three joint ventures. In addition, included in accounts payable was approximately $0.2 million relating to construction in progress and $21.5 million of dividends declared at September 30, 1999. The foregoing transactions did not provide for or require the use of cash.

In conjunction with the acquisition of certain shopping centers, the Company assumed mortgage debt and liabilities aggregating $137.0 million and recorded minority equity interest aggregating approximately $96.7 million during the nine month period ended September 30, 1998. The Company also had approximately $6.1 million of debentures converted into common shares of the Company. The Company also issued approximately 29 million common shares pursuant to the Company's two-for-one stock split, resulting in the reclassification of approximately $2.9 million from paid-in-capital to common shares. In addition, included in accounts payable was approximately $0.2 million relating to construction in progress and $19.1 million of dividends declared. Also, in conjunction with the acquisition of a minority equity investment, the Company transferred land and buildings with a net book value of $7.4 million in exchange for approximately 1.3 million common shares of American Industrial Properties. Similarly, in conjunction with the formation of a joint venture, the Company transferred property to the joint venture with a net book value, after reduction for cash received, of $27.6 million in exchange for a 50% equity interest. The foregoing transactions did not provide for or require the use of cash.

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

New Accounting Standard

         In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities. This statement requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. The new standard becomes effective for the Company for the year ending December 31, 2001 (SFAS No. 137 deferred the effective date from December 31, 2000). The Company does not expect this pronouncement to have a material impact on the Company's financial position or cash flows.

Unaudited Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries and investees where the Company has financial and operating control. Investments in real estate joint ventures and companies for which the Company has the ability to exercise significant influence over but does not have financial and operating control are accounted for using the equity method of accounting.

         These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       EQUITY INVESTMENTS IN JOINT VENTURES:

The Company's equity investments in joint ventures at September 30, 1999 consisted of the following:

o A 50% joint venture interest in 24 operating shopping centers (one of which was acquired in 1999 and three of which were acquired in
      1998);
o   A 35% joint venture interest in one operating shopping center;
o A 57% joint venture interest in one shopping center which is under development;
o A 50% interest in eight joint ventures each of which is developing a shopping center;
o   A 25% interest in one joint venture which is developing a shopping center;
o An 80% joint venture interest in two operating shopping center properties acquired in 1998;
o A 50% joint venture interest in a real estate management company and a development company, both acquired in 1998;
o A 50% joint venture interest in a limited partnership acquired in 1998 which is developing six shopping centers;
o A 95% economic interest in a management service subsidiary formed in 1998 of which the Company owns 1% of the voting and 100% of the non-voting common stock. This entity owns a 25% joint venture interest in an opportunity fund formed in 1998 which has acquired a retail site in Longbeach, CA, which is being redeveloped, and retail sites in Kansas City, KS a 75% joint venture interest which owns 13 retail sites formerly occupied by Best Products, and a 12.5% interest in a joint venture interest which is developing a shopping center;
o An 81% economic interest in a management service subsidiary formed in 1998 of which the Company owns 9% of the voting and 100% of the non-voting common stock.

Summarized combined financial information of the Company's joint venture investments is as follows (in thousands):


                                        September 30,         December 31,
                                            1999                  1998
                                        -------------         ------------
Combined Balance Sheets:
Land                                     $   235,867          $   232,105
Buildings                                    842,487              826,521
Fixtures and tenant improvements               4,465                2,467
Construction in progress                     211,560               67,898
                                         -----------          -----------
                                           1,294,379            1,128,991
Less accumulated depreciation                (76,103)             (59,580)
                                         -----------          -----------
Real estate, net                           1,218,276            1,069,411
Other assets                                  83,025               57,527
                                         -----------          -----------
                                         $ 1,301,301          $ 1,126,938
                                         ===========          ===========

Mortgage debt                            $   790,043          $   718,846
Amounts payable to DDR                       126,357               85,846
Other liabilities                             85,555               21,193
                                         -----------          -----------
                                           1,001,955              825,885
Accumulated equity                           299,346              301,053
                                         -----------          -----------
                                         $ 1,301,301          $ 1,126,938
                                         ===========          ===========


                                                    Three Month Period               Nine Month Period
                                                    Ended September 30,              Ended September 30,
                                                   1999            1998             1999             1998
                                                  -------         -------         --------         -------
Combined Statements of Operations:
   Revenues from operations                       $41,365         $29,287         $121,934         $74,233
                                                  -------         -------         --------         -------
   Rental operation expenses                       12,689           7,240           36,713          17,770
   Depreciation and amortization expense
     of real estate investments                     5,748           4,081           16,949          10,618
   Interest expense                                14,547          10,548           43,142          28,190
                                                  -------         -------         --------         -------
                                                   32,984          21,869           96,804          56,578
                                                  -------         -------         --------         -------
   Income before gain on sale of real estate        8,381           7,418           25,130          17,655
   Gain on sale of real estate                         --           5,897              344           8,710
                                                  -------         -------         --------         -------

   Net income                                     $ 8,381         $13,315         $ 25,474         $26,365
                                                  =======         =======         ========         =======


         Included in management fee income for the nine month period ended September 30, 1999 and 1998, is approximately $3.6 and $2.1 million, respectively, of management fees earned by the Company for services rendered to the joint ventures. Similarly, other income for the nine month period ended September 30, 1999 and 1998, includes $2.2 million and $1.3 million, respectively, of development fee income and commissions for services rendered to the joint ventures, net of amounts eliminated related to the Company's proportionate share.

         In the second and third quarters of 1999, the Company entered into agreements with Prudential/DDR Retail Value Fund (the "Fund"), a joint venture in which the Company effectively owns a 25% interest, agreed to acquire the Company's 50% joint venture interests relating to the development of six shopping centers. The Company was reimbursed approximately $74.3 million, relating to advances previously made to these joint ventures, associated with development costs incurred on each of these projects. In addition, the Company transferred its interest in a shopping center under development in Coon Rapids, MN, a suburb of Minneapolis, to a joint venture in which the Company retained a 25% interest and was reimbursed $2.5 million relating to development costs previously incurred on this project.

         In June 1999, DD Development Company, a company in which DDR owns an equity ownership interest, acquired Prudential Real Estate Investors' ("PREI") limited partnership interest in a joint venture, Hendon/DDR/BP, LLC, which owned 15 sites formerly occupied by Best Products at a cost of approximately $29.7 million. As a result, the Company's aggregate investment in the joint venture increased to approximately $36 million. Ten of the sites are leased as of September 30, 1999 and two were sold as of September 30, 1999. In addition, in June 1999, Hendon/DDR/BP, LLC, entered into a $25 million mortgage, with a financial institution secured by the leased sites. The net financing proceeds were used to repay advances made by the Company to the joint venture.

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

3.  MINORITY EQUITY INVESTMENT:

         On August 4, 1998, the Company announced the execution of a definitive agreement providing for the strategic investment in American Industrial Properties REIT (NYSE: IND) ("AIP") by the Company. At December 31, 1998, the Company owned 5,891,196 common shares of AIP, representing 34.5% of AIP's total outstanding common shares. In January 1999, the Company acquired 1,543,005 common shares of AIP at a price of $15.50 per share and 1,867,610 common shares of AIP at a price of $14.93 per common share. In August 1999, the Company acquired 354,839 common shares of AIP at a price of $15.50 per share. At September 30, 1999, the Company owned 9,656,650 common shares in AIP representing approximately 46.0% of AIP's total outstanding common shares.

Summarized financial information of AIP is as follows (in thousands):

                                         September 30,      December 31,
                                             1999               1998
                                         -------------      ------------
Balance Sheet:
    Land                                  $ 161,916          $ 108,891
    Buildings                               482,988            396,241
                                          ---------          ---------
                                            644,904            505,132
    Less accumulated depreciation           (42,862)           (33,449)
                                          ---------          ---------
    Real estate, net                        602,042            471,683
    Other assets                             31,602             28,647
                                          ---------          ---------
                                          $ 633,644          $ 500,330
                                          =========          =========

    Mortgage debt                         $ 346,107          $ 252,481
    Other liabilities                        28,654             42,270
                                          ---------          ---------
                                            374,761            294,751
    Accumulated equity                      258,883            205,579
                                          ---------          ---------
                                          $ 633,644          $ 500,330
                                          =========          =========



                                                 Three month              Nine month           For the period
                                                 period ended            period ended         July 30, 1998 to
                                              September 30, 1999      September 30, 1999     September 30, 1998
                                              ------------------      ------------------     ------------------
Statement of Operations:
   Revenues from operations                       $ 22,329                $ 64,173                $ 8,720
                                                  --------                --------                -------
   Rental operation expenses                         7,824                  22,665                  3,380
   Depreciation and amortization
      Expense                                        3,370                   9,993                  1,632

   Interest expense                                  6,884                  19,718                  2,738
                                                  --------                --------                -------
                                                    18,078                  52,376                  7,750
                                                  --------                --------                -------
                                                     4,251                  11,797                    970

   Minority interests                                  (89)                   (260)                   (39)
   Loss on sale of real estate                        (113)                    (75)                    --
                                                  --------                --------                -------
   Income before extraordinary item                  4,049                  11,462                    931
   Extraordinary item                                 (585)                   (585)                    --
                                                  --------                --------                -------
     Net Income                                   $  3,464                $ 10,877                $   931
                                                  ========                ========                =======


4.   PRO FORMA FINANCIAL INFORMATION

         The following unaudited supplemental pro forma operating data is presented for the nine month period ended September 30, 1998 as if each of the following transactions had occurred on January 1, 1998; (i) the acquisition of all properties acquired, or interests therein, by the Company in 1998 and 1999;
(ii) the completion of the sale by the Company of 669,639 common shares (pre-split) in April 1998 and 1999; (iii) the completion of the sale by the Company of $200 million of Medium Term Notes in January and July 1998; (iv) the purchase by the Company of the minority interest of a shopping center in Cleveland, Ohio in March 1998; (v) the completion of the sale by the Company of 4,000,000 Class C Depositary shares in July 1998 each representing 1/10 of a Class C Preferred Share; (vi) the completion of the sale by the Company of 2,160,000 Class D Depositary shares in August and

September 1998 each representing 1/10 of a Class D Preferred Share; (vii) the transfer of six properties owned by the Company into a 50% owned joint venture in September 1998, and (viii) the completion of the sale by the Company of 3,000,000 common shares in December 1998 (in thousands, except per share).




                                                                         Nine Month Period
                                                                        Ended September 30,
                                                                              1998
                                                                        -------------------
Pro forma revenues                                                          $ 167,292
                                                                            =========
Pro forma income before extraordinary item                                  $  60,054
                                                                            =========
Pro forma net income applicable
   to common shareholders                                                   $  41,450
                                                                            =========
Per share data:
   Earnings per common share - basic:
     Income before extraordinary item                                       $    0.74
     Extraordinary item                                                         (0.02)
                                                                            ---------
     Net income                                                             $    0.72
                                                                            =========
   Earnings per common share - diluted:
     Income before extraordinary item                                       $    0.71
     Extraordinary item                                                         (0.02)
                                                                            ---------
     Net income                                                             $    0.69
                                                                            =========



         The 1998 pro forma information above does not include revenues and expenses for seven of the 41 properties acquired by the Company in 1998, the one property acquired in 1999 and the one joint venture entered into in 1999 prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful. In addition, the 1998 pro forma information does not include the results of shopping center expansions occurring at five of the shopping centers acquired by the Company.

5.       SHAREHOLDERS' EQUITY AND OPERATING PARTNERSHIP UNITS:

         The following table summarizes the changes in shareholders' equity since December 31, 1998 (in thousands):

                                        Preferred         Common                      Accumulated     Unearned
                                      Shares ($250        Shares                     Dividends in   Compensation
                                         Stated        ($.10 stated     Paid-in        Excess of     Restricted
                                         Value)           Value)        Capital       Net Income       Stock         Total
                                      ------------     -------------    -------      ------------   -------------    -----
Balance December 31, 1998              $ 303,750        $  6,129        $673,910       $(80,697)       $(307)       $902,785
Net income                                                                               65,647                       65,647
Dividends declared -
   Common Shares                                                                        (64,369)                     (64,369)
Dividends declared -
  Preferred Shares                                                                      (20,447)                     (20,447)
Vesting of restricted stock                                                                              154             154
Conversion of Debentures                                                      25                                          25
Conversion of OP Units                                                        46                                          46
Issuance of common shares
  related to exercise of stock
  options, employee 401(k) plan
  and dividend reinvestment plan                               2             339                                         341
                                       ---------        --------        --------       --------        -----        --------
Balance September 30, 1999             $ 303,750        $  6,131        $674,320       $(99,866)       $(153)       $884,182
                                       =========        ========        ========       ========        =====        ========

         During the nine month period ended September 30, 1999, in conjunction with certain earnouts relating to the acquisition of two shopping centers which were initially purchased in 1998 and the purchase of joint venture interests, the Company issued operating partnership units ("OP Units") which are exchangeable, under certain circumstances and at the option of the Company, into 139,276 of the Company's common shares or for cash.

6.       REVOLVING CREDIT FACILITIES:

         The Company maintains a $375 million unsecured revolving credit facility with a syndicate of financial institutions, for which Bank One, NA serves as the administrative agent (the "Unsecured Credit Facility"), for a term through April 2001. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company's borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.85%), depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Unsecured Credit Facility is used to finance the acquisition and development of properties, to provide working capital and for general corporate purposes. At September 30, 1999, $233.0 million was outstanding under this facility with a weighted average interest rate of 6.2%.

         In March 1999, the Company amended its other unsecured revolving credit facility with National City Bank to increase the available borrowings to $25 million from $20 million and to convert it to a secured revolving credit facility. This credit facility is secured by certain partnership investments. The Company maintains the right to reduce this facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under this facility continue to bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.85%) depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. At September 30, 1999, there were no borrowings outstanding under this facility.

7.       RELATED PARTY TRANSACTIONS

         In September 1999, the Company transferred its interest in a shopping center under development in Coon Rapids, MN, a suburb of Minneapolis, to a joint venture in which the Company retained a 25% interest. The remaining 75% interest is held by an entity owned in part by a director of the Company. The Company was reimbursed $2.5 million by the joint venture partner relating to development costs previously incurred on this development. In addition, the Company received a development fee of approximately $0.5 million during the three month period ended September 30, 1999 from the entity owned in part by a director of the Company.

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

                                                 Three Month Period                  Nine Month Period
                                                 Ended September 30,                Ended September 30,
                                             --------------------------          --------------------------
                                                       (in thousands, except per share amounts)
                                               1999              1998              1999              1998
                                             --------          --------          --------          --------
Income before extraordinary item             $ 22,637          $ 20,712          $ 65,647          $ 57,863
Less:  Preferred stock dividend                (6,816)           (6,010)          (20,447)          (13,109)
                                             --------          --------          --------          --------
Basic - Income before
  extraordinary item applicable to
  common shareholders                          15,821            14,702            45,200            44,754
Effect of dilutive securities:
  Joint venture partnerships                      132              (141)               --              (640)
                                             --------          --------          --------          --------
Diluted - Income before
   extraordinary item applicable to
   common shareholders plus
   assumed conversions                       $ 15,953          $ 14,561          $ 45,200          $ 44,114
                                             ========          ========          ========          ========
NUMBER OF SHARES:
Basic - average shares outstanding             61,327            57,257            61,314            56,500
Effect of dilutive securities:
   Joint venture partnerships                   2,978               778             2,147               479
   Stock options                                  113               730               176               876
   Performance Units                               30                --                83                --
   Restricted stock                                --                --                 4                --
                                             --------          --------          --------          --------
Diluted - average shares outstanding           64,448            58,765            63,724            57,855
                                             ========          ========          ========          ========
PER SHARE AMOUNT:
Income before extraordinary item
  Basic                                      $   0.26          $   0.26          $   0.74          $   0.79
                                             ========          ========          ========          ========
  Diluted                                    $   0.25          $   0.25          $   0.71          $   0.76
                                             ========          ========          ========          ========

         The conversion of the following potentially dilutive securities into the Company's common shares were not included in the computation of diluted EPS for the periods presented because the effect was antidilutive: debentures (matured August 15, 1999), the Company's joint venture partner's interest in the San Antonio, Merriam (dilutive three months ended September 30, 1999 and 1998 and for the nine months ended September 30, 1998), Community Centers, DDRA V and DDRA VI (1999 only; dilutive three months ended September 30, 1999) joint ventures, a joint venture with two operating properties, a joint venture in one operating property (1999 only), minority interests (OP Units) and the redemption of preferred units through the exercise of a warrant (1999 only).

9.       DISPOSITION OF REAL ESTATE

         The loss on disposition of real estate aggregating $1.8 million relates to the sale of residual land and redevelopment of the undepreciated portion of a shopping center in Pensacola, Florida. The majority of the center was vacant prior to redevelopment. The real estate was sold to a major retailer for approximately $4.7 million.

10.      SUBSEQUENT EVENTS

         Commencing in October 1999 through November 12, 1999, the Company purchased in open market transactions, 1,550,500 of its common shares, at prices ranging from $13.44 to $14.00, for an aggregate purchase price of approximately $21.6 million. In February and August 1999, the Company's Board of Directors authorized the officers of the Company to implement a common share repurchase program in response to what the Company believed was a distinct undervaluation of the Company's common shares in the public market. Under the terms authorized by the Company's Board, as amended in November 1999, the Company may purchase in the open market, subject to certain requirements, common shares of the Company, up to a maximum value of $200 million. The Company may invest proceeds from the sale of assets to purchase these shares. It is not the Company's intention to increase the leverage on its balance sheet to implement this stock repurchase program.

         In November 1999, the Company acquired, through a 50% owned joint venture, the fourth phase of a shopping center in Phoenix, AZ which aggregates 125,000 square feet. The total purchase price for the fourth phase of this center aggregated approximately $15.5 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company's expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability, the effects of environmental and other regulations, as well as the costs, timing and effectiveness of year 2000 readiness. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "seeks", "estimates", and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and could materially affect the Company's actual results, performance or achievements.

        Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

o The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

o The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, particularly certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

o The Company may fail to anticipate the effects on its properties of changes in consumer buying practices and the resulting retailing practices and space needs of its tenants;

o The Company may fail to identify, acquire, construct or develop additional properties, the Company may develop or acquire properties that do not produce a desired yield on invested capital, or the Company may fail to effectively integrate acquisitions of properties or portfolios of properties;

o Debt and equity financing may not be available, or may not be available on favorable terms, for the Company to continue to grow and operate its business;

o The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

o The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

o       The Company is subject to potential environmental liabilities;

o The Company is subject to complex regulations related to its status as a real estate investment trust ("REIT") and would be adversely affected if it failed to qualify as a REIT;

o The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations;

o The Company, its tenants and its suppliers may experience unanticipated delays or expenses related to achieving year 2000 readiness or resulting from year 2000 related problems; and

o Changes in interest rates could adversely affect the market price for the Company's common shares, as well as its performance and cash flow.

RESULTS OF OPERATIONS

         Revenues from Operations

         Total revenues increased $2.8 million, or 4.5%, to $66.2 million for the three month period ended September 30, 1999 from $63.4 million for the same period in 1998. Total revenues increased $29.8 million, or 17.9%, to $195.7 million for the nine month period ended September 30, 1999 from $165.9 million for the same period in 1998. Base and percentage rents for the three month period ended September 30, 1999 increased $1.0 million, or 2.1%, to $48.9 million as compared to $47.9 million for the same period in 1998. Base and percentage rents increased $18.6 million, or 14.8%, to $144.3 million for the nine month period ended September 30, 1999 from $125.7 million for the same period in 1998.

         Approximately $5.0 million of the increase in base and percentage rental income, for the nine month period ended September 30, 1999 is the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1998), an increase of 5.8% over 1998 revenues from Core Portfolio Properties. The 35 shopping centers acquired by the Company in 1999 and 1998 contributed $27.1 million of additional base and percentage rental revenue and seven new shopping center developments contributed $2.9 million. These increases were offset by a decrease of $16.4 million relating to the transfer of six shopping center properties into a joint venture in September 1998 and the transfer of five business center properties to American Industrial Properties (NYSE: IND) ("AIP") in August 1998.

         At September 30, 1999, the in-place occupancy rate of the Company's portfolio stood at 95.6% as compared to 95.9% at September 30, 1998. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $9.02 at September 30, 1999 as compared to $8.79 at September 30, 1998. Same store sales, for those tenants required to report such information, representing approximately 18.8 million square feet, increased 3.2% to $233 per square foot for the twelve month period.

         The increase in recoveries from tenants of $3.9 million for the nine months ended September 30, 1999 is directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 1999 and 1998 shopping center acquisitions and developments. Recoveries were approximately 93.8% of operating expenses and real estate taxes for the nine month period ended September 30, 1999 as compared to 91.1% for the same period in 1998. This increase is generally associated with increased occupancy. Management fee income increased by approximately $1.3 million for the nine month period ended September 30, 1999 compared to the same period in 1998, primarily associated with the formation of new joint ventures in 1998. Interest income increased $1.7 million, for the nine month period ended September 30, 1999 compared to the same period in 1998, primarily associated with advances made to certain joint ventures. Other income increased by approximately $4.2 million which generally reflects an increase in lease termination's and development, leasing and financing fees, from the Company's joint ventures, relating to the ownership interest held by third party investors.

         Other income was comprised of the following (in thousands):

                                                    Three Month Period            Nine Month Period
                                                    Ended September 30,           Ended September 30,
                                                    1999           1998           1999           1998
                                                   ------         ------         ------         ------
         Temporary tenant rentals (Kiosks)         $  129         $  135         $  315         $  360
         Lease termination fees                     2,014            233          2,552          1,130
         Development fees                             911            431          3,526          1,188
         Other                                        165            354          1,555          1,088
                                                   ------         ------         ------         ------
                                                   $3,219         $1,153         $7,948         $3,766
                                                   ======         ======         ======         ======

         Expenses from Operations

         Rental operating and maintenance expenses for the three month period ended September 30, 1999 increased $0.1 million, or 2.4%, to $6.0 million as compared to $5.9 million for the same period in 1998. Rental operating and maintenance expenses increased $3.2 million, or 22.7%, to $17.4 million for the nine month period ended September 30, 1999 from $14.2 million for the same period in 1998. For the nine month period ended September 30, 1999, an increase of $2.9 million is attributable to the 42 shopping centers acquired and developed in 1999 and 1998 and $1.7 million in the Core Portfolio Properties is primarily attributable to an increase in snow removal costs and other maintenance related costs. These increases were offset by a decrease of $1.4 million relating to the transfer of six shopping center properties into a joint venture in September 1998 and the transfer of five business center properties to AIP in August 1998.

         Real estate taxes for the three month period ended September 30, 1999 decreased $0.6 million, or 8.3%, to $6.6 million as compared to $7.2 million for the same period in 1998. Real estate taxes decreased $0.1 million, or 0.7%, to $19.6 million for the nine month period ended September 30, 1999 from $19.7 million for the same period in 1998. An increase of $3.2 million is related to the 42 shopping centers acquired and developed in 1999 and 1998 and $0.4 million in the Core Portfolio Properties. These increases were offset by a decrease of $3.7 million relating to the transfer of six shopping center properties into a joint venture in September 1998 and the transfer of five business center properties to AIP in August 1998.

         General and administrative expenses increased $0.8 million, or 24.5%, to $4.0 million for the three month period ended September 30, 1999 as compared to $3.2 million in 1998. General and administrative expenses increased $4.0 million, or 43.2%, to $13.2 million for the nine month period ended September 30, 1999 from $9.2 million for the same period in 1998. Total general and administrative expenses were approximately 4.2% (3.9% after excluding the severance charge) and 3.9% of total revenues, including total revenues of joint ventures, for the nine month period ended September 30, 1999 and 1998, respectively.

         The increase in general and administrative expenses is attributable to the growth of the Company primarily related to acquisitions, expansions and developments, relocation of the Company Headquarters to a new office, additional consulting costs, professional services, several new key executives, and a severance charge of $0.8 million. The increase was offset by adjustments to certain variable rate executive incentive compensation accruals of approximately $0.9 million. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space.

         Depreciation and amortization expense increased $0.9 million, or 7.3%, to $13.3 million for the three month period ended September 30, 1999 as compared to $12.4 million for the same period in 1998. Depreciation and amortization increased $7.5 million, or 23.6%, to $39.1 million for the nine month period ended September 30, 1999 from $31.6 million for the same period in 1998. An increase of $9.7 million is related to the 42 shopping centers acquired and developed in 1999 and 1998, $1.5 million is related to Core Portfolio Properties and $0.3 million is related to personal property. These increases were offset by a decrease of $4.0 million relating to the transfer of six shopping center properties into a joint venture in September 1998 and the transfer of five business center properties to AIP in August 1998.

         Interest expense decreased $0.4 million, or 2.5%, to $16.7 million for the three month period ended September 30, 1999, as compared to $17.1 million for the same period in 1998. Interest expense increased $8.2 million, or 19.5%, to $50.1 million for the nine month period ended September 30, 1999 from $41.9 million for the same period in 1998 and 1999. The overall increase in interest expense for the nine month period ended September 30, 1999 as compared to the same period in 1998 is primarily related to the acquisition and development of shopping centers during 1999 and 1998.

         The weighted average debt outstanding during the nine month period ended September 30, 1999 and related weighted average interest rate was $1.1 billion and 7.2%, respectively, compared to $872.3 million and 7.4%, respectively, for the same period in 1998. The increase in the weighted average debt is primarily attributable to the acquisitions, developments and expansions in 1999 and 1998. Interest costs capitalized, in conjunction with development, expansion projects and development joint venture interests, were $3.7 million and $10.4 million for the three and nine month periods ended September 30, 1999, as compared to $3.3 million and $6.6 million for the same periods in 1998.

         Equity in net income of joint ventures increased $0.1 million, or 3.2%, to $4.6 million for the three month period ended September 30, 1999 as compared to $4.5 million for the same period in 1998. Equity in net income of joint ventures increased $3.8 million, or 37.1%, to $13.9 million for the nine month period ended September 30, 1999 from $10.1 million for the same period in 1998. This increase is primarily attributable to approximately $4.9 million of income from the Company's thirteen joint venture interests acquired/formed during 1998 and 1999. This increase is offset by a $1.1 million decrease relating primarily to the reduction of lease termination income from the Company's Community Center Joint Venture.

         Equity in net income of minority equity investment increased $1.3 million, to $1.5 million for the three month period ended September 30, 1999, as compared to $0.2 million for the same period in 1998. Equity in net income of minority equity investment increased $4.7 million, to $4.9 million for the nine month period ended September 30, 1999, as compared to $0.2 million for the same period in 1998. This increase relates to the Company's investment in AIP which commenced in August 1998.

         The minority equity interest expense increased $1.6 million, to $2.9 million for the three month period ended September 30, 1999, as compared to $1.3 million for the same period in 1998. The minority equity interest expense increased $6.1 million, to $7.7 million for the nine month period ended September 30, 1999, as compared to $1.6 million for the same period in 1998. This increase relates to the Company's purchase of 22 shopping centers in 1998 and 1999 and as consideration, the related issuance of operating partnership units ("OP Units") which are exchangeable, in certain circumstances and at the option of the Company, into 4.7 million common shares of the Company or for cash and the issuance of preferred operating partnership units in December 1998 and September 1999. This expense represents the income allocation associated with the priority distributions associated with the minority equity interests.

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

         Net Income

         Net income increased $1.9 million, or 9.3%, to $22.6 million for the three month period ended September 30, 1999, as compared to net income of $20.7 million for the same period in 1998. Net income increased $8.6 million, or 15.2%, to $65.6 million for the nine month period ended September 30, 1999, as compared to $57.0 million for the same period in 1998. The increase in net income of $8.6 million is primarily attributable to increases in net operating revenues (total revenues less operating and maintenance, real estate taxes and general and administrative expense) aggregating $22.7 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties and the 42 shopping centers acquired and developed in 1999 and 1998, an increase of $8.5 million relating to equity in net income from joint ventures and minority equity investment and an increase of $0.9 million relating to the 1998 extraordinary item. The aggregate increase in net operating revenues, equity in net income from joint ventures and minority equity investment and extraordinary item was offset by increases in depreciation, interest, minority interest expense and a loss on sale of real estate of $7.5 million, $8.2 million, $6.1 million and $1.7 million, respectively.

FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, nonrecurring and extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company's proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is substantially the same as the definition currently used by the National Association of Real Estate Investment Trusts ("NAREIT"). Certain other real estate companies may calculate FFO in a different manner. For the three month period ended September 30, 1999, FFO increased $5.3 million, or 17.6%, to $35.4 million as compared to $30.1 million for the same period in 1998. For the nine month period ended September 30, 1999, FFO increased $22.2 million, or 27.1%, to $104.1 million as compared to $81.9 million for the same period in 1998. The increase is attributable to increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company's calculation of FFO is as follows (in thousands):

                                                               Three Month Period                  Nine Month Period
                                                               Ended September 30,                 Ended September 30,
                                                             1999              1998               1999               1998
                                                           --------          ---------          ---------          --------
Net income applicable to
   common shareholders (1)                                  $15,821            $14,702           $ 45,200          $ 43,872
Depreciation of real estate investments                      13,034             12,274             38,416            31,243
Equity in net income of joint ventures                       (4,599)            (4,457)           (13,940)          (10,169)
Equity in net income of minority equity investment           (1,478)              (154)            (4,925)             (154)
Joint Ventures' FFO (2)                                       7,661              5,940             22,437            14,377
Minority equity investment FFO                                3,326                428              9,493               428
Minority interest expense (OP Units)                          1,646              1,300              4,895             1,411
Loss on sale of real estate                                      --                 36              1,753                36
Extraordinary and non-recurring items                            --                 --                802               882
                                                            -------            -------           --------          --------
                                                            $35,411            $30,069           $104,131          $ 81,926
                                                            =======            =======           ========          ========


         (1) Includes straight line rental revenues of approximately $1.1 million and $1.0 million for the three month periods ended September 30, 1999 and 1998, respectively, and approximately $3.2 million and $2.5 million for the nine month periods ended September 30, 1999 and 1998, respectively, primarily related to recent acquisitions and new developments.

         (2) Joint Ventures' Funds From Operations are summarized as follows:

                                                                Three Month Period                Nine Month Period
                                                                Ended September 30,               Ended September 30,
                                                               1999            1998              1999              1998
                                                             -------         --------          --------          --------
          Net income (a)                                     $ 8,381          $13,315           $25,474           $26,365
          Gain on sales of real estate                            --           (5,897)             (344)           (8,709)
          Depreciation of real estate investments              5,748            4,081            16,949            10,618
                                                             -------          -------           -------           -------
                                                             $14,129          $11,499           $42,079           $28,274
                                                             =======          =======           =======           =======
          DDRC Ownership interests (b)                       $ 7,661          $ 5,940           $22,437           $14,377
                                                             =======          =======           =======           =======

        (a) Revenues for the three month periods ended September 30, 1999 and 1998 include approximately $1.0 million and $0.8 million, respectively, resulting from the recognition of straight line rents of which the Company's proportionate share is $0.5 million and $0.4 million, respectively. Revenue for the nine month period ended September 30, 1999 and 1998, include approximately $3.1 million, and $2.1 million, respectively, resulting from the recognition of straight line rents of which the Company's proportionate share is $1.5 million and $1.0 million, respectively.

        (b) At September 30, 1999, the Company owned joint venture interests relating to 27 operating shopping center properties, a 25% interest in the Prudential Retail Value Fund and a 50% joint venture in a real estate management company. At September 30, 1998, the Company owned joint venture interests in 25 operating shopping center properties.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of OP Units and joint venture capital, will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the nine month period ended September 30, 1999 increased to $107.9 million as compared to $99.8 million for the same period in 1998. The increase is attributable to the 42 shopping center acquisitions and developments completed in 1999 and 1998, new leasing, expansion and re-tenanting of the core portfolio properties.

         An increase in the 1999 quarterly dividend per common share to $0.35 from $0.3275 was approved in February 1999 by the Company's Board of Directors. The Company's common share dividend payout ratio for the first three quarters of 1999 approximated 61.8% of the actual FFO as compared to 67.9% for the same period in 1998. It is anticipated that the current dividend level will result in a more conservative payout ratio as compared to prior years. A lower payout ratio will enable the Company to retain more capital which will be utilized for attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

         During the nine month period ended September 30, 1999, the Company and its joint ventures invested $237.7 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company's expansion acquisition and development activity is summarized below:

Expansions:

         During 1999, the Company and its joint ventures have completed ten expansion projects at an aggregate cost of $49.6 million. The Company is currently expanding/redeveloping seven of its shopping centers. The Company is also scheduled to commence expansion/redevelopment projects at six additional shopping centers.

Acquisitions:

         In July 1999, the Company acquired Deer Valley Towne Center, a 198,000 square foot shopping center in Phoenix, Arizona, for an aggregate purchase price of $25.8 million.

         In June 1999, DD Development Company, a Company in which DDR owns an equity ownership interest, acquired Prudential Real Estate Investors' ("PREI") limited partnership interest in a joint venture, Hendon/DDR/BP, LLC, which owned 15 sites formerly occupied by Best Products at a cost of approximately $29.7 million. As a result, the Company's aggregate investment in the joint venture increased to approximately $36 million. Ten of the sites are leased as of September 30, 1999 and two were sold as of September 30, 1999. In addition, in June 1999, Hendon/DDR/BP, LLC, entered into a $25 million mortgage, with a financial institution secured by the leased sites. The net financing proceeds were used to repay advances made by the Company to the joint venture.

         In April 1999, the Company acquired a 50% interest in a 206,000 square foot shopping center in St. Louis, MO. The joint venture's aggregate purchase price was $16.6 million and included the assumption of debt aggregating $13.0 million.

         In August 1998, the Company announced a strategic investment in AIP. Through December 31, 1998, the Company acquired 5,891,196 common shares of AIP at aggregate cost of $91.3 million. In January 1999, the Company acquired 3.4 million additional common shares of AIP for approximately $51.8 million. In August 1999, the Company purchased an additional 354,839 common shares of AIP for approximately $5.5 million. At September 30, 1999, the Company's investment in AIP approximated $138.0 million. The Company currently holds approximately 46.0% of the outstanding common shares of AIP.

Development (Wholly Owned):

         Through the first nine months of 1999, the Company completed construction of the following two shopping centers:

o A 185,000 square foot shopping center in Solon, Ohio, which is anchored by Borders, Bed Bath & Beyond, Mustard Seed (a gourmet grocery store), Old Navy, Talbots, Pier I and Newman Outfitters.

o A 200,000 square foot second phase of its Erie, Pennsylvania center anchored by Home Depot (not owned by the Company), PETsMART and Circuit City.

The Company has three shopping centers under construction and scheduled for completion in 2000:

o A 280,000 square foot shopping center in Toledo, Ohio, anchored by Kohl's (which opened in the fourth quarter of 1998), Gander Mountain, Bed Bath & Beyond and Babies R Us (all of which opened this fall).

o A 210,000 square foot shopping center in Oviedo, Florida (a suburb of Orlando), Phase I of this project includes Office Max, Michael's, Ross Dress for Less and Shoe Carnival (all of which opened this fall).

o A 416,000 square foot shopping center in Meridian, Idaho (a suburb of Boise), which is scheduled for completion in 2000 and is expected to be anchored by Wal-Mart (not owned by the Company), Shepler's, Shopko, Bed Bath & Beyond, Office Depot and Old Navy.

o The Company is also in the initial phase of development relating to a shopping center located in Riverdale, UT.

Development (Joint Venture):

         Through the first nine months of 1999 the Company and its joint ventures completed construction of the following two shopping centers:

o The Village Shoppes of Salem, a 170,278 square foot shopping center in Salem, New Hampshire, which is anchored by Best Buy, Linens N' Things, MVP Sports, Comp USA, Michael's and Big Party.

o Phase I of The Commons, a 310,475 square foot shopping center in Salisbury, Maryland. Phase I is anchored by Michael's, Office Max, PETsMART, Home Depot (not owned) and Target (not owned).

         During 1998 and 1999, the Company entered into joint venture development agreements on an additional eight shopping center projects with various regional developers. These eight projects have an aggregate projected cost of approximately $342.2 million. Several of these projects have commenced development and are currently scheduled for completion in 1999 and 2000. The Company is currently financing the projects located in Round Rock, TX; Everett, MA; Hagerstown, MD; Deer Park, IL and Plainville, CT through the Prudential/DDR Retail Value Fund and also intends to finance its investment in the Fenton, MO project through this Fund.

         During the third quarter of 1999, the Company entered into a joint venture relating to the 642,000 square foot shopping center in Coon Rapids, Minnesota, the initial phase of which is scheduled to be completed in December 1999 and is anchored by a Kohl's and Jo-Ann, ETC. The Company will own a 25% equity interest.

         The Company, through its affiliate DDR Oliver McMillan, continues to pursue six urban entertainment and retail projects aggregating 1.2 million square feet of GLA at a projected cost of approximately $233 million. Two of these projects are under construction. The remaining projects are scheduled to commence in 2000 with completion in 2000 and 2001.

FINANCING ACTIVITIES

         The acquisitions, developments and expansions in 1999 and 1998 were financed through cash provided from operating activities, revolving credit facilities, mortgage debt assumed, construction loans, sale of property, issuance of OP Units and other joint venture capital. Total debt outstanding at September 30, 1999 was $1.1 billion compared to $1.0 billion at December 31, 1998.

         Commencing in October 1999 through November 12, 1999, the Company purchased in open market transactions, 1,550,500 of its common shares, at prices ranging from $13.44 to $14.00, for an aggregate purchase price of approximately $21.6 million. In February and August 1999, the Company's Board of Directors authorized the officers of the Company to implement a common share repurchase program in response to what the Company believed was a distinct undervaluation of the Company's common shares in the public market. Under the terms authorized by the Company's Board, as amended in November 1999, the Company may purchase in the open market, subject to certain requirements, common shares of the Company, up to a maximum value of $200 million. The Company may invest proceeds from the sale of assets to purchase these shares. It is not the Company's intention to increase the leverage on its balance sheet to implement this stock repurchase program.

         During the second and third quarters of 1999, the Prudential/DDR Retail Value Fund ("Fund"), a joint venture in which the Company effectively owns a 25% interest, agreed to acquire the Company's 50% joint venture interests relating to the development of six shopping centers. The Company was reimbursed by the Fund approximately $74.3 million associated with development costs incurred on each of these projects. In addition, the Company transferred its interest in a shopping center under development in Coon Rapids, MN, a suburb of Minneapolis, to a joint venture in which the Company retained a 25% interest and was reimbursed $2.5 million relating to development costs previously incurred on this project. The Company also sold certain land parcels adjacent to its shopping center in Wilmington, NC and received aggregate proceeds of approximately $6.1 million.

         In September 1999, the Company completed a $75 million private placement of 300,000, 8.875% perpetual preferred "down-REIT" preferred partnership units with an institutional investor. The units are exchangeable, under certain circumstances, for Class K, 8.875% cumulative preferred shares. The units may be exchanged into common shares if the Company fails to pay dividends for six consecutive quarters. The net proceeds of approximately $73.1 million were effectively used to repay approximately $25.8 million in mortgage indebtedness and $40.1 million in convertible debentures which matured on August 15, 1999. The balance of these proceeds was used to repay variable rate borrowings under the Company's revolving credit facilities.

         During the nine month period ended September 30, 1999, the Company issued $2.7 million in OP Units in conjunction with the purchase of certain expansion areas at two recently acquired shopping centers and the purchase of joint venture interests. These OP Units are, in certain circumstances and at the election of the Company, exchangeable into approximately 139,000 common shares of the Company or for cash.

         In January 1999, the Company repaid a third party mortgage of a 50% owned joint venture partnership aggregating approximately $49.2 million. In return, the joint venture entered into a corresponding mortgage note payable to the Company bearing an interest rate of LIBOR plus 2.75%. In addition, the Company received a loan origination fee for this transaction of $0.4 million. In March 1999, the joint venture obtained a bridge loan and used the proceeds to repay the mortgage note to the Company. In June 1999, the joint venture entered into a 10 year, fixed rate mortgage for $55.5 million at 7.31%.

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

         At September 30, 1999, the Company's capitalization consisted of $1.1 billion of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $430.0 million), $413.8 million of preferred shares and preferred partnership units and $924.2 million of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price per common share on the New York Stock Exchange at September 30, 1999 of $14.00), resulting in a debt to total market capitalization ratio of
0.45 to 1. At September 30, 1999, the Company's total debt consisted of $791.9 million of fixed rate debt and $290.0 million of variable rate debt.

         It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. As of September 30, 1999, the Company had $750.0 million available under its shelf registration statement. In addition, as of September 30, 1999, the Company had cash of $1.5 million and $167 million available under its $400 million of revolving credit facilities. On September 30, 1999, the Company also had 113 operating properties with $146.9 million, or 71.4%, of the total revenue for the nine month period ended September 30, 1999 which were unencumbered, thereby providing a potential collateral base for future borrowings.

INFLATION

         Substantially all of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company's leases provide for fixed rate rental increases or are for terms of less than ten years, which permits the Company to seek increased rents upon re-rental at market rates. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

YEAR 2000

         The Year 2000 issue ("Year 2000") is the result of computer programs being written using two digits rather than four to define the applicable year. If not corrected, computer programs that have time-sensitive hardware and software may interpret a date using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or erroneous results.

         The Company believes that it has identified all of its information technology ("IT") and non-IT systems to assess their Year 2000 readiness. Critical IT systems include: accounts receivable and rent collections, accounts payable and general ledger, human resources and payroll (both property and corporate levels), cash management, fixed assets and computer equipment (including desktop/laptop computers and data networking equipment). Critical non-IT systems include property environmental, health safety and security systems (including elevators and alarm systems) as well as telephone systems, fax machines and copy machines.

         The Company has completed an assessment of its critical IT systems. Based on that assessment and the assurances of third party software and hardware system providers, the Company's critical IT systems have been remediated, and the Company believes that these systems are Year 2000 compliant as of September 30, 1999. The Company has determined its exposure to non-IT systems that are not Year 2000 compliant and believes that all such systems have been identified and evaluated. Written confirmation of Year 2000 compliance has been received from most vendors of non-IT equipment and services; written confirmation of compliance from some utility service providers is still pending as of September 30, 1999. The Company expects to obtain the remaining written confirmations of compliance during the fourth quarter of 1999.

         To date, the Company has expended approximately $76,000 and expects to expend an additional $34,000 in connection with upgrading building management, mechanical and computer systems. The costs of the project and the date on which the Company believes it will achieve complete Year 2000 compliance are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At September 30, 1999, approximately 73.2% of the Company's debt (not including joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 7.2 years and a weighted average interest rate of approximately 7.5%. The remainder of the Company's debt bears interest at variable rates, with a weighted average maturity of approximately 1.5 years and a weighted average interest rate of approximately 6.4%. As of September 30, 1999, the Company's aggregate joint ventures indebtedness, excluding the minority equity investment, aggregated $702.5 million of fixed rate debt, of which the Company's proportionate share was $354.8 million, and $147.1 million of variable rate debt, of which the Company's proportionate share was $75.2 million. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities to initially fund future acquisitions and developments. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that increases in interest expense as a result of inflation would not significantly impact the Company's distributable cash flow.

         At September 30, 1999, the fair value of the Company's fixed rate debt amounted to a liability of $769.4 million (excluding joint venture debt) compared to its carrying amount of $791.9 million. The fair value of the Company's proportionate share of joint venture fixed rate debt was $338.0 million compared to its carrying amount of $354.8 million. The Company estimates that a 100 basis point decrease in market interest rates at September 30, 1999 would have changed the fair value of the Company's fixed rate debt and proportionate share of joint ventures fixed rate debt to a liability of $807.1 million and $350.7 million, respectively. The sensitivity to changes in interest rate of the Company's fixed rate debt was determined with a valuation model based upon changes that measure the net present value of such obligations which arise from the hypothetical estimate discussed above.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

         In September 1999, the Company issued 300,000 preferred partnership units which are exchangeable, under certain circumstances, into Class K, 8.875% cumulative preferred shares. The units are exchangeable for the Company's common shares if the Partnership fails to make distributions for six consecutive quarters. This transaction was conducted as a private placement in reliance on the exemption from registrations provided by Section 4(2) of the securities Act of 1933, as amended.

         In July 1999, the Company issued limited partnership units (the "Units") which are redeemable for an amount equal to the value of approximately 47,190 of the Company's common shares. The Units are redeemable, subject to the Company's right to purchase such units for cash or for Company common shares on a one-for-one basis. This transaction was conducted as a private placement in reliance on the exemption from registrations provided by Section 4(2) of the securities Act of 1933, as amended.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3(i)   Company's amended articles of corporation

10.1 Employment Agreement, dated April 2, 1999, between the Company and Scott A. Wolstein

10.2 Employment Agreement, dated April 2, 1999, between the Company and James A. Schoff

a)       Exhibits -

         27   (a)   Financial Data Schedule
              (b)   Date of Report           Items Reported
                    April 23, 1999           Item 5.  Other Events
                                             Item 7.  Financial Statements,
                                             Proforma Financial Information and
                                             Exhibits

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DEVELOPERS DIVERSIFIED REALTY CORPORATION



  November 15, 1999                        /s/  Scott A. Wolstein
  -----------------                 ----------------------------------------
       (Date)                       Scott A. Wolstein, Chairman of the Board
                                    and Chief Executive Officer


  November 15, 1999                      /s/  William H. Schafer
  -----------------                 -----------------------------------------
       (Date)                       William H. Schafer, Chief Financial Officer
                                    (Principal Financial Officer and Principal
                                    Accounting Officer)