Form 10-K
period 1999-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2000-03-30
CIK 894315

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                  OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-11690

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    OHIO                                             34-1723097
--------------------------------------------        --------------------------------------------
        (State or other jurisdiction                    (I.R.S. Employer Identification No.)
     of incorporation or organization)

                 3300 ENTERPRISE PARKWAY, BEACHWOOD, OHIO 44122
    ------------------------------------------------------------------------
              (Address of principal executive offices -- zip code)

                                 (216) 755-5500
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                               NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                             ON WHICH REGISTERED
-------------------                                           -----------------------
Common Shares, Without Par Value............................  New York Stock Exchange
Depositary Shares Representing Class A Cumulative Redeemable
  Preferred Shares..........................................  New York Stock Exchange
Depositary Shares Representing Class B Cumulative Redeemable
  Preferred Shares..........................................  New York Stock Exchange
Depositary Shares Representing Class C Cumulative Redeemable
  Preferred Shares..........................................  New York Stock Exchange
Depositary Shares Representing Class D Cumulative Redeemable
  Preferred Shares..........................................  New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
    ------------------------------------------------------------------------

                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of
the registrant at                     March 15, 2000 was $712.7 million.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           58,355,946 common shares outstanding as of March 15, 2000
    ------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE.

     The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           REPORT
ITEM NO.                                                                    PAGE
--------                                                                   ------
                                      PART I
   1.      Business....................................................       3
   2.      Properties..................................................       8
   3.      Legal Proceedings...........................................      26
   4.      Submission of Matters to a Vote of Security Holders.........      26

                                     PART II
   5.      Market for the Registrant's Common Equity and Related
             Shareholder Matters.......................................      28
   6.      Selected Financial Data.....................................      29
   7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      31
  7a.      Quantitative and Qualitative Disclosures about Market
             Risk......................................................      45
   8.      Financial Statements and Supplementary Data.................      45
   9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................      45

                                     PART III
  10.      Directors and Executive Officers of the Registrant..........      46
  11.      Executive Compensation......................................      46
  12.      Security Ownership of Certain Beneficial Owners and
             Management................................................      46
  13.      Certain Relationships and Related Transactions..............      46

                                     PART IV
  14.      Exhibits, Financial Statements, Schedules and Reports on
             Form 8-K..................................................      46

                                     PART I

ITEM 1.  BUSINESS

  GENERAL DEVELOPMENT OF BUSINESS

     Developers Diversified Realty Corporation, an Ohio Corporation (the "Company" or "DDR"), a self-administered and self-managed real estate investment trust (a "REIT"), is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers and business centers. Unless otherwise provided, references herein to the Company or DDR includes Developers Diversified Realty Corporation, its wholly owned and majority owned subsidiaries and its joint ventures.

     From January 1, 1997 to March 15, 2000, the Company has acquired 54 shopping center properties, including those owned through joint ventures, five of which were acquired in 1999, 41 of which were acquired in 1998 and eight of which were acquired in 1997. In February 2000, the Company sold one property. The Company also contributed one property to a 50% joint venture and entered into an agreement to sell 60% of its 50% joint venture interest in a joint venture which owns 10 shopping centers.

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

  NARRATIVE DESCRIPTION OF BUSINESS

     Since 1965, the Company and Developers Diversified Group ("DDG"), its predecessor, have owned and managed approximately 342 shopping centers and business centers. The Company's portfolio as of March 15, 2000, not including those properties owned through the Company's minority equity investment, consisted of 184 shopping centers and one business center (including 44 properties which are owned through joint ventures) and approximately 119 undeveloped acres (of which approximately 9 acres are owned through joint ventures) (the "Portfolio Properties"). From January 1, 1997 to March 15, 2000, the Company has acquired 54 shopping centers, including those owned through joint ventures, containing an aggregate of 11.1 million square feet of gross leasable area ("GLA") owned by the Company for an aggregate purchase price of approximately $1.3 billion. During 1997, 1998 and 1999, the Company completed expansions at 34 of its shopping centers.

     As of March 15, 2000, the Company was expanding three shopping centers and expects to commence expansions at additional shopping centers in 2000. The Company has also substantially completed the development of twelve shopping centers since December 31, 1996, at an aggregate cost of approximately $525 million aggregating approximately 3.9 million square feet of GLA. As of March 15, 2000, the Company had fourteen shopping centers under development.

     The Company's shopping centers were approximately 95.7% leased as of December 31, 1999. On December 31, 1999, the average annualized base rent per square foot of Company-owned GLA of the shopping centers was $9.20.

     The Company is self-administered and self-managed and, therefore, does not engage or pay for a REIT advisor. The Company manages all of the Portfolio Properties. At December 31, 1999, the Company owned and/or managed approximately
47.3 million total square feet of GLA, which included all of the Portfolio Properties and 21 properties owned by third parties.

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

          - increase cash flows and property values by continuing to take advantage of attractive financing and refinancing opportunities (see "Recent Developments -- Financings");

          - increase per share cash flows through the selective disposition of certain real estate assets and utilizing the proceeds to repay debt, repurchase of the Company's common shares and for other corporate purposes;

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

     In addition, the Company intends to maintain a conservative debt capitalization ratio. At December 31, 1999, the Company's debt to total market capitalization ratio, excluding the Company's proportionate share of non-recourse indebtedness of its unconsolidated joint ventures, was approximately
0.48 to 1.0; and at March 15, 2000 this ratio was approximately 0.49 to 1.0. At December 31, 1999, the Company's capitalization consisted of $1.2 billion of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $466.6 million), $413.8 million of preferred stock and preferred operating partnership units and $826.7 billion of market equity. (Market equity is defined as common shares outstanding and operating partnership units outstanding multiplied by the closing price of common shares on the New York Stock Exchange at December 31, 1999 of $12.875.) At December 31, 1999, the Company's total debt consisted of $751.0 million of fixed-rate debt and $401.1 million of variable rate debt. Fluctuations in the market price of the Company's common shares may cause this ratio to vary from time to time.

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

RECENT DEVELOPMENTS

  Financings

     Through December 31, 1999, the Company purchased in open market transactions 1,860,300 of its common shares, at prices ranging from $12.69 to $14.00, for an aggregate purchase price of approximately $25.8 million. For the period January 1, 2000 through March 15, 2000, the Company initiated the purchase of an additional 1,368,000 shares, at prices ranging from $11.61 to $12.29, for an aggregate purchase price of approximately $16.2 million. In February and August 1999, the Company's Board of Directors authorized the officers of the Company to implement and continue a common share repurchase program in response to what the Company believed was a distinct undervaluation of the Company's common shares in the public market. Under the terms authorized by the Company's Board, as amended in November 1999, the Company may purchase in the open market, subject to certain requirements, common shares of the Company, up to a maximum value of $200 million. The Company may invest proceeds from the sale of assets to purchase these shares. It is not the Company's intention to increase the leverage on its balance sheet to implement this stock repurchase program.

     Also in December 1999, one of the Company's joint ventures refinanced its secured mortgage and entered into a ten year fixed rate mortgage for $21.3 million with interest at 8.46%. Additional proceeds from this refinancing of approximately $6.4 million were used to repay a portion of a note payable to the Company.

     During 1999, the Prudential/DDR Retail Value Fund ("Fund"), a joint venture in which the Company effectively owns a 25% interest, agreed to acquire the Company's 50% joint venture interests relating to the development of six shopping centers. The Company was reimbursed by the Fund for approximately $74.3 million associated with development costs incurred on each of these projects. The Company also obtained third party financing for three of these projects aggregating approximately $77.1 million with rates ranging from LIBOR plus 175 to LIBOR plus 180. In addition, the Company transferred its interest in a shopping center development in Coon Rapids, Minnesota, a suburb of Minneapolis, to a joint venture in which the Company retained a 25% interest and was reimbursed $2.5 million relating to development costs previously incurred on this project. The Company also sold certain land parcels adjacent to its shopping center in Wilmington, North Carolina, Jacksonville, North Carolina and Erie, Pennsylvania and a portion of a shopping center and residual land in Pensacola, Florida and received aggregate proceeds of approximately $13.9 million.

     In September 1999, the Company completed a $75 million private placement of
0.3 million, 8.875% perpetual preferred "down-REIT" partnership units with an institutional investor. The units may be exchanged, under certain circumstances, for Class K, 8.875% cumulative preferred shares. The units may be exchangeable into common shares if the Company fails to pay dividends for six consecutive quarters. The net proceeds of approximately $73.1 million were effectively used to repay approximately $25.8 million in mortgage indebtedness and $40.1 million in convertible debentures which matured on August 15, 1999. The balance of these proceeds was used to repay variable rate borrowings under the Company's revolving credit facilities.

     In March 1999, the Company filed a $750 million shelf registration statement with the SEC pursuant to which the Company may issue senior or subordinated debt securities, common shares, preferred shares or warrants to purchase common shares.

     In March 1999, the Company amended its revolving credit facility with National City Bank to increase the available borrowings to $25 million from $20 million, to convert it to a secured facility and to extend the agreement through November 2002. The credit facility is secured by certain partnership investments. The Company also maintains the right to convert the credit facility back to an unsecured credit facility and to reduce the credit facility amount to $20 million.

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

     During the year ended December 31, 1999, the Company issued $2.7 million in OP Units in conjunction with the purchase of certain expansion areas at two recently acquired shopping centers and the purchase of joint venture interests. These OP Units are, in certain circumstances and at the election of the Company, exchangeable into approximately 139,000 common shares of the Company or for cash.

  Property Acquisitions, Developments and Expansions

     During 1999, the Company and its joint ventures completed the acquisition of, or investment in five shopping centers aggregating 0.9 million square feet of Company owned GLA for an aggregate investment of approximately $79.7 million.

     In November 1999, the Company acquired, through a 50% owned joint venture, the fourth phase of a shopping center in Phoenix, Arizona which aggregates 125,000 square feet. The total purchase price for the fourth phase of this center aggregated approximately $15.6 million.

     In July 1999, the Company acquired Deer Valley Towne Center, a 198,000 square foot shopping center in Phoenix, Arizona, for an aggregate purchase price of $25.8 million. The Company contributed this property in March 2000 to a 50% owned joint venture with DRA Advisors.

     In July 1999, the Company purchased the remaining 50% interest of a 289,000 square foot shopping center located in Salisbury, Maryland which was developed through one of the Company's joint ventures. The Company paid approximately $7.3 million for the remaining interest which was funded through the use of cash and the issuance of approximately 47,000 Units.

     In April 1999, the Company acquired a 50% interest in a 206,000 square foot shopping center in St. Louis, Missouri. The joint venture's aggregate purchase price was $16.6 million and included the assumption of debt aggregating $13.0 million.

     In February 1999, the Company acquired Spring Creek Centre (Phase III), a 65,000 square foot shopping center located in Fayetteville, Arkansas, for an aggregate purchase price of $6.2 million.

     In August 1998, the Company announced a strategic investment in AIP. Through December 31, 1998, the Company acquired 5.9 million common shares of AIP at an aggregate cost of $91.3 million. In January 1999, the Company acquired 3.4 million additional common shares of AIP for approximately $51.8 million. In August 1999, the Company purchased an additional 0.4 million shares of AIP for approximately $5.5 million. At December 31, 1999, the Company's ownership in AIP approximated 46.1% of the total outstanding shares of AIP.

     In June 1999, DD Development Company, a Company in which DDR has an equity ownership interest, acquired Prudential Real Estate Investors' ("PREI") limited partnership interest in a joint venture, Hendon/DDR/ BP, LLC, which owned 15 sites formerly occupied by Best Products at a cost of approximately $29.7 million. As a result, the Company's aggregate investment in the joint venture increased to approximately $36 million. Eleven of the sites are leased as of December 31, 1999 and two were sold as of December 31, 1999. In addition, in June 1999, Hendon/DDR/BP, LLC, entered into a $25 million mortgage, with a financial institution secured by the leased sites. The net financing proceeds were used to repay advances made by the Company to the joint venture.

  Expansions 1999

     During 1999, the Company, on a wholly-owned basis and through certain joint ventures, completed fourteen expansion projects at an aggregate cost of $46.6 million. In addition, the Company is currently expanding/redeveloping three of its shopping centers at an aggregate cost of $6.3 million. The Company is also planning to commence expansion/redevelopment projects at five additional shopping centers located in: North

Charleston, South Carolina; North Canton, Ohio; Maple Grove, Minnesota; Mount Pleasant, South Carolina and Wilmington, North Carolina.

  Development (Wholly Owned) 1999

     During 1999, the Company completed construction at five shopping centers located in Solon, Ohio; Erie, Pennsylvania; Toledo, Ohio; Ovideo, Florida and Macedonia, Ohio. Phase II of both the Toledo, Ohio and Oviedo, Florida projects are under construction and scheduled for completion in 2000. In addition, the Company is developing projects located in Meridian, Idaho and Riverdale, Utah.

  Development (Joint Ventures) 1999

     During 1999, the Company through certain joint ventures completed construction of three shopping centers located in Salem, New Hampshire; Salisbury, Maryland and Plainville, Connecticut.

     During 1998 and 1999, the Company entered into joint venture development agreements on an additional eight shopping center projects with leading regional developers. These eight projects have a projected aggregate cost of approximately $321.7 million. Several of these projects have commenced development and are currently scheduled for completion in 2000. In addition to the Salem, New Hampshire and Plainville, Connecticut developments completed, the Company is currently financing projects located in Round Rock, Texas; Hagerstown, Maryland; Deer Park, Illinois and Long Beach, California, through the Prudential/DDR Retail Value Fund and also intends to finance its investment in the Fenton, Missouri project through this fund.

     In 1999, the Company entered into a joint venture relating to a 642,000 square foot shopping center in Coon Rapids, Minnesota, the initial phase of which is scheduled to be completed in March 2000 and is anchored by a Kohl's (opened fourth quarter 1999) and Jo-Ann, ETC. The Company owns a 25% equity interest.

     The Company, through its affiliate DDR OliverMcMillan, LP ("DDROM") continued to pursue six urban entertainment and retail projects aggregating 1.2 million square feet of GLA at a projected cost of approximately $233 million. The majority of the above projects are scheduled to commence construction in 1999 and 2000 with completion occurring between 2000 and 2002. The Company may also pursue partnership relationships with institutional investors in conjunction with the above projects.

  RETAIL ENVIRONMENT

     During 1999, certain national and regional retailers experienced financial difficulties and several have filed for protection under bankruptcy laws. No significant bankruptcies have occurred during the period January 1, 1999 through March 15, 2000 with regard to the Company's portfolio of tenants.

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

     Many investors believe e-commerce would seriously erode traditional retail business, particularly big box commodity retailers. The Company believes these fears are unfounded with the majority of the e-commerce sales occurring in the travel and computer categories, which account for a small portion of the Company's tenant base. In addition, the Company believes that the individual consumer is primarily shopping in discount stores, the majority of the Company's tenant base, rather than through e-commerce.

  EMPLOYEES

     As of March 15, 2000, the Company employed 251 full-time individuals, including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

  QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST

     The Company presently meets the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to federal income tax to the extent it meets certain requirements of the Code.

ITEM 2.  PROPERTIES

     At December 31, 1999 the Portfolio Properties included 185 shopping centers and one business center (44 of which are owned through joint ventures). The shopping centers consist of 154 community shopping centers and power centers, 12 enclosed mini-malls and 19 neighborhood shopping centers. The Portfolio Properties also include approximately 119 undeveloped acres primarily located adjacent to certain of the shopping centers. The shopping centers aggregate approximately 36.3 million square feet of Company-owned GLA (approximately 45.1 million square feet of total GLA) and are located in 37 states, principally in the East and Midwest, with significant concentrations in Ohio, Florida, Missouri, Michigan and South Carolina.

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

     Neighborhood and community shopping centers and power centers make up the largest portion of the Company's portfolio, comprising 32.2 million (88.6%) square feet of Company-owned GLA. Enclosed mini-malls account for 2.9 million (8.1%) square feet of Company-owned GLA and neighborhood shopping centers account for 1.2 million (3.3%) square feet of Company-owned GLA. On December 31, 1999, the average annualized base rent per square foot of Company-owned GLA of the shopping centers, including those owned through joint ventures, was $9.20.

     The following table sets forth, as of December 31, 1999, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the properties, including those owned though joint ventures:

                                                % OF SHOPPING CENTER    % OF COMPANY-OWNED
                                                BASE RENTAL REVENUES    SHOPPING CENTER GLA
                                                --------------------    -------------------
Wal-Mart......................................          5.7%                    9.3%
Kmart.........................................          3.9%                    7.1%
Homeplace/Waccamaw............................          2.3%                    1.7%
OfficeMax.....................................          2.3%                    2.0%
T. J. Maxx/Marshall's.........................          2.2%                    2.3%
Kohl's Dept. Store............................          2.7%                    3.0%
Barnes & Noble/B. Dalton......................          1.8%                    1.0%
Best Buy......................................          1.7%                    1.0%
Lowes Home Centers............................          1.7%                    2.2%
Bed Bath & Beyond.............................          1.2%                    1.0%
AMC Theaters..................................          1.4%                    1.2%
Toys R Us.....................................          1.2%                    1.7%
Michaels......................................          1.2%                    1.0%
Gap/Old Navy..................................          1.0%                    0.6%
Circuit City..................................          1.0%                    0.7%

     In addition, as of December 31, 1999 unless otherwise indicated, with respect to the 185 shopping centers:

          - 49 of these properties were developed by DDG, 16 were developed by the Company and the balance were acquired by the Company;

          - 97 of these properties are anchored by a Wal-Mart, Kmart or Target store;

          - these properties range in size from 4,000 square feet to approximately 900,000 square feet of GLA (with 30 properties exceeding 400,000 square feet of GLA);

          - approximately 62.3% of the Company-owned GLA of these properties is leased to national chains, including subsidiaries, with approximately 26.3% of the Company-owned GLA leased to regional chains and approximately 7.1% of the Company-owned GLA leased to local tenants;

          - approximately 95.7% of the aggregate Company-owned GLA of these properties was leased as of December 31, 1999 (and, with respect to the properties owned by the Company at December 31, for each of the five years beginning with 1995, between 94.8% and 97.2% of aggregate Company-owned GLA of these properties was leased);

          - Three of these properties are currently being expanded by the Company, and the Company is pursuing the expansion of additional properties.

TENANT LEASE EXPIRATIONS AND RENEWALS

     The following table shows tenant lease expirations for the next ten years at the Company's shopping centers, including joint ventures, assuming that none of the tenants exercise any of their renewal options:

                                                                                PERCENTAGE OF    PERCENTAGE OF
                                                                                TOTAL LEASED      TOTAL BASE
                                             ANNUALIZED       AVERAGE BASE       SQ. FOOTAGE    RENTAL REVENUES
                 NO. OF     APPROXIMATE      BASE RENT      RENT PER SQ. FOOT    REPRESENTED      REPRESENTED
  EXPIRATION     LEASES    LEASE AREA IN   UNDER EXPIRING    UNDER EXPIRING      BY EXPIRING      BY EXPIRING
     YEAR       EXPIRING    SQUARE FEET        LEASES            LEASES            LEASES           LEASES
--------------  --------   -------------   --------------   -----------------   -------------   ---------------
2000..........     464       2,414,125      $ 30,488,752         $12.63              7.0%             9.7%
2001..........     493       1,765,804        18,322,532         $10.38              5.1%             5.8%
2002..........     472       2,298,377        20,237,220         $ 8.81              6.6%             6.4%
2003..........     353       1,950,237        18,283,991         $ 9.38              5.6%             5.8%
2004..........     312       1,827,419        19,089,010         $10.45              5.3%             6.1%
2005..........     138       1,598,680        12,845,747         $ 8.04              4.6%             4.1%
2006..........      94         966,898        11,594,295         $11.99              2.8%             3.7%
2007..........      95       1,224,875        14,453,031         $11.80              3.5%             4.6%
2008..........      99       1,434,630        14,179,554         $ 9.88              4.1%             4.5%
2009..........     109       2,566,780        24,414,552         $ 9.51              7.4%             7.8%
                 -----      ----------      ------------         ------             ----             ----
TOTAL.........   2,629      18,047,825      $183,908,684         $10.19             52.0%            58.4%

     The rental payments under several of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any new tenants will be obtained if not renewed.

     The Company's 119 undeveloped acres primarily consist of outlots, retail pads and expansion pads which are primarily located adjacent to certain of the shopping centers. The Company is pursuing an active marketing program to lease, develop or sell its undeveloped acres.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
PROPERTY LIST DECEMBER 31, 1999

                                                                                   OWNERSHIP
                                                                                    INTEREST
                                                                                    (GROUND
                                                                                     LEASE
                                                            TYPE OF      DDR      TERMINATION/                           LAND
                                                            PROPERTY  OWNERSHIP      OPTION        YEAR        YEAR      AREA
       CENTER/PROPERTY          LOCATION         ZIP CODE     (1)     INTEREST    TERMINATION)   DEVELOPED   ACQUIRED   (ACRES)
      -----------------  ----------------------  --------   --------  ---------   ------------   ---------   --------   -------
      ALABAMA
      -----------------
   1  Birmingham (Brook  5291 Highway 280 South   35242        PC       100%            Fee        1994        1994      64.46
      Highland), AL
   2  Birmingham         7001 Crestwood Blvd      35210        PC       100%            Fee        1989        1995      45.49
      (Eastwood
      Festival), AL
   3  Huntsville, AL     6140-A University        35806        PC       100%            Fee        1995        1995       5.29
                         Drive
      ARIZONA
      -----------------
   4  Phoenix            4711 East Ray Road       85044        PC        50%            Fee(3)     1996        1997      59.28
      (Ahwatukee), AZ
   5  Phoenix (Deer      2805 - 3053 West Auga    85027        PC       100%            Fee        1996        1999
      Valley), AZ        Freeway
   6  Phoenix (Peoria),  7553 West Bell Road      85382        PC        50%            Fee(3)     1995        1996      24.12
      AZ
      ARKANSAS
      -----------------
   7  Fayetteville, AR   464 E. Joyce Boulevard   72703        PC       100%            Fee        1997        1997
   8  North Little       4124 East McCain Blvd    72117        PC       100%            Fee        1991        1994      27.76
      Rock, AR


                                       AVERAGE
         COMPANY                         BASE
          GROSS           TOTAL          RENT
         LEASABLE       ANNUALIZED     (PER SF)     PERCENT               ANCHOR TENANTS
        AREA (SF)       BASE RENT        (2)        LEASED     (LEASE EXPIRATION/OPTION EXPIRATION)
      --------------   ------------   ----------   ---------   ------------------------------------

   1       503,350     $  3,957,973     $ 8.09        97.2%    Wal-Mart (2004/2024), Winn-Dixie
                                                               (2014/2044), Goody's (2004/2019),
                                                               Stein Mart (2011/2021), OfficeMax
                                                               (2011/2026), Rhodes Furniture
                                                               (2004/2014), Regal Cinemas
                                                               (2014/2029)
   2       301,067        2,131,147       8.12        88.0%    Home Depot (not owned) Western
                                                               Supermarkets (not owned), Office
                                                               Depot (2004/2014), Goody's
                                                               (2004/2019), Cobb Theaters
                                                               (2006/2016)
   3        41,000          462,125      11.27       100.0%    Wal-Mart (not owned)

   4       647,833        8,086,442      12.45       100.0%    HomePlace (2012/2027), Smith's
                                                               (2021/2046), Stein Mart (2011/2026),
                                                               AMC Theatre (2021/2036), Barnes &
                                                               Noble (2012/2027), Baby Superstore
                                                               (2007/2022), Ross Dress For Less
                                                               (2007/2022), Best Buy (2014/2029)
   5       197,889        2,710,958      13.77       100.0%    Target (2077/2077), AMC Theatres
                                                               (2077/2077), Ross Dress For Less
                                                               (2009/2024), PetsMart (2014/2029),
                                                               OfficeMax (2013/2028), Michael's
                                                               (2009/2019)
   6       346,430        3,928,454      11.34       100.0%    Lil' Things (2009/2024), Barnes &
                                                               Noble(2011/2026), TJMaxx
                                                               (2005/2020), Circuit City
                                                               (2016/2036), Oshman's (2017/2037),
                                                               Linens 'N Things (2011/2026),
                                                               Staples (2009/2024), MacFrugal's
                                                               (2010/2025), Fry's (not owned)

   7       235,932        2,032,643       8.83        97.6%    TJMaxx (2005/2020), Service
                                                               Merchandise (2016/2031), Wal-Mart
                                                               (not owned)
   8       294,357        1,791,416       6.51        94.0%    Kmart (2016/2066), Wards
                                                               (2014/2034), TJMaxx (2001/2011),
                                                               Cinemark (2011/2031)

                                                                                   OWNERSHIP
                                                                                    INTEREST
                                                                                    (GROUND
                                                                                     LEASE
                                                            TYPE OF      DDR      TERMINATION/                           LAND
                                                            PROPERTY  OWNERSHIP      OPTION        YEAR        YEAR      AREA
       CENTER/PROPERTY          LOCATION         ZIP CODE     (1)     INTEREST    TERMINATION)   DEVELOPED   ACQUIRED   (ACRES)
      -----------------  ----------------------  --------   --------  ---------   ------------   ---------   --------   -------
  {9  Russellville, AR   3093 East Main Street    72801        PC       100%            Fee        1992        1994      31.20
      CALIFORNIA
      -----------------
  10  San Diego, CA      11610 Carmel Mntn. Rd    92128        PC        50%            Fee(3)     1993        1995      50.00
      COLORADO
      -----------------
  11  Alamosa, CO        145 Craft Avenue         81101        PC       100%            Fee        1986         IPO      13.10
  12  Denver (Broadway   505 South Broadway       80223        PC        50%            Fee(3)     1993        1995      38.59
      Marketplace), CO
  13  Denver             9555 E. County Line      80223        PC       100%            Fee        1997        1997      46.07
      (Centennial), CO   Road
  14  Trinidad, CO       Hwy 239 @ I25 Frontage   81082        PC       100%            Fee        1986         IPO      17.88
      CONNETICUT
      -----------------
  15  Plainville, CT     292 New Britain Ave.     06062        PC        50%            Fee(3)     1999         DEV
  16  Waterbury (Kmart   899 Wolcott Street       06705        PC       100%             GL        1973         IPO      15.60
      Plaza), CT


                                       AVERAGE
         COMPANY                         BASE
          GROSS           TOTAL          RENT
         LEASABLE       ANNUALIZED     (PER SF)     PERCENT               ANCHOR TENANTS
        AREA (SF)       BASE RENT        (2)        LEASED     (LEASE EXPIRATION/OPTION EXPIRATION)
      --------------   ------------   ----------   ---------   ------------------------------------
  {9       272,245     $  1,689,078     $ 6.26        99.1%    Wal-Mart (2011/2041), JCPenney
                                                               (2012/2032), Beall-Ladymon
                                                               (2007/2022)

  10       439,939        6,263,573      14.74        97.3%    Mervyn's (not owned), Kmart
                                                               (2018/2048), Pacific Theaters
                                                               (2013/2023), Sportmart (2008/2023),
                                                               Circuit City (2009/2024), Marshall's
                                                               (2009/2029), Ross Dress For Less
                                                               (2004/2019), Michael's (2004/2014),
                                                               Barnes & Noble (2003/2013),
                                                               Blockbuster Video (2003/2013)

  11        19,875          144,399       8.78        82.8%    Wal-Mart (not owned)
  12       369,386        3,568,429       9.83        98.3%    Kmart (2019/2069), Albertson's
                                                               (2019/2049), Sam's (2018/2058),
                                                               Office Max (2010/2035), Pep Boys
                                                               (2014/2035)
  13       418,608        5,864,741      14.01       100.0%    Border's (2017/2027), Golfsmith
                                                               (2007/2022), HomePlace (2017/2037),
                                                               Ross Dress For Less (2008/2028),
                                                               Toys R Us (2011/2046), Soundtrack
                                                               (2017/2028), Office Max (2013/2033),
                                                               Michael's (2007/2027)
  14        63,836           92,923       4.47        32.5%    Wal-Mart (not owned)

  15       347,916        3,275,423       9.41       100.0%    Lowe's Home Improvement (2019/2044),
                                                               Kmart (2019/2049), Loew's Theaters
                                                               (2019/2044), AC Moore (2014/2029)
  16       124,310          417,500       3.36       100.0%    Kmart (2003/2048), Jo-Ann ETC
                                                               (2010/2025)

                                                                                   OWNERSHIP
                                                                                    INTEREST
                                                                                    (GROUND
                                                                                     LEASE
                                                            TYPE OF      DDR      TERMINATION/                           LAND
                                                            PROPERTY  OWNERSHIP      OPTION        YEAR        YEAR      AREA
       CENTER/PROPERTY          LOCATION         ZIP CODE     (1)     INTEREST    TERMINATION)   DEVELOPED   ACQUIRED   (ACRES)
      -----------------  ----------------------  --------   --------  ---------   ------------   ---------   --------   -------
      FLORIDA
      -----------------
  17  Cape Coral, FL     1420 Del Prado Blvd      33904        NC       100%            Fee        1985         IPO       9.61
  18  Crystal River, FL  420 Sun Coast Hwy        33523        PC       100%            Fee        1986         IPO      21.18
  19  Jacksonville, FL   3000 Dunn Avenue         32218        PC       100%            Fee        1988        1995      30.82
  20  Marianna, FL       2820 Highway 71          32446        PC       100%            Fee        1990         IPO      17.34
  21  Melbourne, FL      750-850 Apollo Blvd      32935        PC       100%             GL        1978         IPO      15.52
  22  Naples, FL         5010 Airport Road        33942        PC        50%            Fee(3)     1994        1995      30.60
                         North
  23  Ocala, FL          3711 Silver Sprgs, NE    32671        PC       100%            Fee        1974         IPO       2.23
  24  Orlando (Fern      6735 U.S. 17/92          32720        PC       100%            Fee        1970         IPO       3.04
      Park), FL
  25  Orlando (Pine      5250 W. Colonial Dr      32808        PC       100%            Fee        1989         IPO      30.57
      Hills), FL
  26  Orlando (Oviedo),  Rte. 417 and Red Bug     32765        PC       100%            Fee        1999         DEV      30.57
      FL                 Lake Rd
  27  Ormond Beach, FL   1458 West Granada Blvd   32174        PC       100%            Fee        1993        1994      32.09
  28  Pensacola, FL      8934 Pensacola Blvd      32534        PC       100%            Fee        1998         DEV      21.00
  29  Tampa, FL          15233 No. Dale Mabry     33618        PC       100%            Fee        1990         IPO      23.70
  30  Tampa, FL          7039 West Waters Ave     33634        PC       100%            Fee        1990         IPO      30.61
  31  Tampa (Bayonet     U.S. 19 & S.R. 52        34667        PC       100%            Fee        1985         IPO      58.67
      Point), FL
  32  Tampa (Brandon),   1602 Brandon Blvd        33511        PC       100%             GL        1972         IPO      17.33
      FL
  33  Tampa (Palm        300 East Lake Road       34685        PC       100%            Fee        1990        1995       5.80
      Harbor), FL
  34  Tampa (Spring      13050 Cortez Blvd        34613        PC       100%            Fee        1988         IPO      21.60
      Hill), FL


                                       AVERAGE
         COMPANY                         BASE
          GROSS           TOTAL          RENT
         LEASABLE       ANNUALIZED     (PER SF)     PERCENT               ANCHOR TENANTS
        AREA (SF)       BASE RENT        (2)        LEASED     (LEASE EXPIRATION/OPTION EXPIRATION)
      --------------   ------------   ----------   ---------   ------------------------------------

  17        74,318     $    498,279     $ 7.38        90.8%    TJMaxx (2007/2017), Office Max
                                                               (2012/2027)
  18       147,005          485,485       3.47        95.1%    Beall's (2001/2016), Beall's Outlet
                                                               (2001/2016), Scotty's (2008/2038)
  19       219,073        1,360,889       6.60        94.2%    Wal-Mart (not owned), J.C.Penney
                                                               (2002/2022), Winn Dixie (2009/2034),
                                                               Walgreen's (2029/2029)
  20        63,894          453,927       7.32        97.0%    Wal-Mart (not owned), Beall's
                                                               (2005/2020), Eckerd (2010/2030)
  21       121,913          407,035       3.45        96.9%    Kmart (2003/2048)
  22       267,838        2,956,875      11.04       100.0%    Winn Dixie (2014/2038), TJMaxx
                                                               (2009/2024), Service Merchandise
                                                               (2015/2035), Ross Dress For Less
                                                               (2005/2025), Circuit City
                                                               (2015/2035), OfficeMax (2010/2025)
  23        19,280           51,500       3.88        68.9%    Kmart (not owned), Eckerd
                                                               (2008/2018)
  24        16,000           94,768       7.40        80.0%    Kmart (not owned)

  25       177,037        1,182,947       6.88        97.9%    Wal-Mart (not owned), Publix
                                                               (2009/2019), Walgreens (2029/2029)
  26       106,229          883,060       9.79        84.9%

  27       234,045        1,787,185       7.88        96.9%    Kmart (2018/2064), Publix
                                                               (2013/2033), Bealls (2004/2024)
  28        17,150          115,687       9.52        45.2%    Wal-Mart (not owned)
  29       104,473        1,177,895      11.27       100.0%    Wal-Mart (not owned), Publix
                                                               (2010/2030)
  30       134,166          937,223       8.31        84.0%    Wal-Mart (not owned), Beall's
                                                               (2005/2029), Kash N Karry
                                                               (2010/2040)
  31       203,760        1,097,696       5.76        93.5%    Publix (2005/2025), Beall's
                                                               (2002/2017), TJMaxx (2010/2030)*,
                                                               Eckerd (2005/2025)
  32       136,900          265,205       2.16        89.6%    Kmart (2002/2047)

  33        52,395          804,750      15.36       100.0%    Target (not owned), Albertson's (not
                                                               owned), Eckerd (2010/2025)
  34       196,073        1,331,095       7.06        96.1%    Wal-Mart (not owned), Publix
                                                               (2008/2028), Walgreens (2028/2028),
                                                               Beall's (2006/2046)

                                                                                   OWNERSHIP
                                                                                    INTEREST
                                                                                    (GROUND
                                                                                     LEASE
                                                            TYPE OF      DDR      TERMINATION/                           LAND
                                                            PROPERTY  OWNERSHIP      OPTION        YEAR        YEAR      AREA
       CENTER/PROPERTY          LOCATION         ZIP CODE     (1)     INTEREST    TERMINATION)   DEVELOPED   ACQUIRED   (ACRES)
      -----------------  ----------------------  --------   --------  ---------   ------------   ---------   --------   -------
 {35  Tampa (Tarpon      41232 U.S. 19, North     34689        PC       100%            Fee        1974         IPO      23.30
      Springs), FL
  36  Tampa (West        7201 County Rd 54        34653        PC       100%            Fee        1986         IPO      24.40
      Pasco), FL
      GEORGIA
      -----------------
  37  Atlanta (Duluth),  1630 Pleasant Hill       30136        PC       100%            Fee        1990        1994      30.67
      GA                 Road
  38  Atlanta            1155 Mt. Vernon          30338        PC        50%            Fee(3)     1995        1995       8.70
      (Dunwoody), GA     Highway
  39  Atlanta            2609 Bells Ferry Road    30066        PC        50%            Fee(3)     1995        1995      48.28
      (Marietta), GA
  40  Atlanta (Stone     5615 Memorial Drive      30083        PC       100%            Fee        1973         IPO      16.60
      Mountain), GA
      IDAHO
      -----------------
  41  Idaho Falls, ID    1515 Northgate Mile      83401        PC       100%            Fee        1976        1998      24.46
  42  Meridian, ID       Eagle and Fairview Rds   83642        PC       100%            Fee        1999         DEV
      ILLINOIS
      -----------------
  43  Chicago            1430 East Golf Road      60173        PC        50%            Fee(3)     1993        1995      62.80
      (Schaumburg), IL
  44  Harrisburg, IL     701 North Commercial     62946        PC       100%            Fee        1991        1994      24.46
  45  Mount Vernon, IL   42nd and Broadway        62864        MM       100%            Fee        1974        1993      39.25


                                       AVERAGE
         COMPANY                         BASE
          GROSS           TOTAL          RENT
         LEASABLE       ANNUALIZED     (PER SF)     PERCENT               ANCHOR TENANTS
        AREA (SF)       BASE RENT        (2)        LEASED     (LEASE EXPIRATION/OPTION EXPIRATION)
      --------------   ------------   ----------   ---------   ------------------------------------
 {35       198,797     $  1,016,953     $ 5.72        90.2%    Kmart (2009/2049), Big Lots
                                                               (2002/2012), Beall's Outlet
                                                               (2003/2018)
  36       135,421        1,006,991       7.86        94.6%    Wal-Mart (not owned), Publix
                                                               (2006/2026), Bealls (2001/2016),
                                                               Walgreens (2026/2026)

  37        99,025        1,175,418      13.05        90.9%    Wal-Mart (not owned), Office Depot
                                                               (2000/2020), Ethan Allen (2000/2010)
  38       343,115        4,012,646      14.06        83.6%    SteinMart (2010/2025), HomePlace
                                                               (2011/2026), United Artists
                                                               (2015/2035), Babies R Us
                                                               (2007/2027), Office Depot
                                                               (2012/2027), St. Joseph's Hospital
                                                               (2006/2016)
  39       318,038        3,677,995      11.56       100.0%    Publix (2015/2035), HomePlace
                                                               (2011/2026), PetsMart (2011/2021),
                                                               Barnes & Noble (2011/2026),
                                                               Sportslife (2011/2021), Stein Mart
                                                               (2007/2027)
  40       143,860                                             Property sold 2/00

  41       148,593          808,122       5.67        96.0%    Fred Meyer (not owned), Lamonts
                                                               (2001/2016), OfficeMax, (2011/2026),
                                                               Payless Drug (2006/2026), JoAnn
                                                               Fabrics (2002/2022), Hollywood
                                                               Theaters (2001/2001)
  42       109,783          876,068       7.98       100.0%    Shopko (2020/2045)

  43       501,092        7,369,774      14.85        99.1%    Builder's Square (2019/2049),
                                                               Service Merchandise (2014/2049),
                                                               OfficeMax (2010/2020), Sports
                                                               Authority (2013/2033), Marshall's
                                                               (2009/2024), Nordstrom Rack
                                                               (2009/2024), Border's Books
                                                               (2009/2029), Circuit City
                                                               (2010/2025), Off 5th Saks Fifth
                                                               Avenue (2011/2026), Container Store
                                                               (2011/2026)
  44       168,424          875,298       5.30        98.0%    Wal-Mart (2011/2041), Roundy's
                                                               Grocery (2011/2031)
  45       268,263          912,408       3.68        92.3%    Wal-Mart (2008/2028),J.C.Penney
                                                               (2002/2022), Stage (2004/2014)

                                                                                   OWNERSHIP
                                                                                    INTEREST
                                                                                    (GROUND
                                                                                     LEASE
                                                            TYPE OF      DDR      TERMINATION/                           LAND
                                                            PROPERTY  OWNERSHIP      OPTION        YEAR        YEAR      AREA
       CENTER/PROPERTY          LOCATION         ZIP CODE     (1)     INTEREST    TERMINATION)   DEVELOPED   ACQUIRED   (ACRES)
      -----------------  ----------------------  --------   --------  ---------   ------------   ---------   --------   -------
      INDIANA
      -----------------
  46  Bedford, IN        1320 James Avenue        47421        PC       100%            Fee        1993        1993      20.56
  47  Connersville, IN   2100 Park Road           47331        PC       100%            Fee        1991        1993      21.99
  48  Highland           Highway 41 & Main        46322        PC       100%            Fee        1995        1996      16.08
      (Chicago), IN      Street
      IOWA
      -----------------
  49  Cedar Rapids, IA   303-367 Collins Road,    52404        PC       100%            Fee        1984        1998
                         N.E
  50  Ottumwa, IA        1110 Quincy Avenue       52501        MM       100%            Fee        1990         IPO      34.00
      KANSAS
      -----------------
  51  Leawood (Kansas    5100 W. 119th. St        66209        PC      50.0%            Fee(3)     1990        1998      34.00
      City), KS
  52  Merriam, KS        5700 Antioch Road        66202        PC        50%            Fee(3)     1998         DEV
      KENTUCKY
      -----------------
  53  Florence, KY       55 Spiral Blvd           41701        PC       100%            Fee        1998        1998      11.74
  54  Hazard, KY         Kentucky Highway 80      41701        PC       100%            Fee        1978         IPO      11.74
      MAINE
      -----------------
  55  Brunswick, ME      172 Bath Road            42071        PC       100%             GL        1965        1997      28.46


                                       AVERAGE
         COMPANY                         BASE
          GROSS           TOTAL          RENT
         LEASABLE       ANNUALIZED     (PER SF)     PERCENT               ANCHOR TENANTS
        AREA (SF)       BASE RENT        (2)        LEASED     (LEASE EXPIRATION/OPTION EXPIRATION)
      --------------   ------------   ----------   ---------   ------------------------------------

  46       223,431     $  1,324,507     $ 5.93       100.0%    Kmart (2018/2068), J.C.Penney
                                                               (2008/2028), Goody's (2003/2018),
                                                               Buehler's (2010/2025)
  47       141,791          823,542       5.81       100.0%    Wal-Mart (2011/2041), Cox
                                                               Supermarket (2011/2026)
  48       290,592        2,753,170       9.93        94.2%    Marshall's (2011/2021), Circuit City
                                                               (2016/2036), Kohl's (2016/2036),
                                                               OfficeMax (2012/2032), Jewel (not
                                                               owned), Target (not owned)

  49       187,068        1,531,973       8.56        95.7%    Kohl's (2021/2046), TJMaxx
                                                               (2004/2014), Barnes & Noble
                                                               (2010/2025), Office Max (2010/2025)
  50       184,560        1,392,402       7.40        99.0%    Wal-Mart (not owned), J.C. Penney
                                                               (2005/2035), Herberger (2004/2019),
                                                               OfficeMax (2020/2020)

  51       388,962        7,105,658      19.21        94.5%    Jacobson's (2021/2051), Gaylan's
                                                               (not owned), AMC Theaters (not
                                                               owned), Barnes and Nobles
                                                               (2011/2011), Express/Structure
                                                               (2009/2009), Pottery Barn
                                                               (2009/2009), Limited/Limited TOO
                                                               (2009/2009), Restoration Hardware
                                                               (2011/2011)
  52       302,509        3,238,165      11.03        99.5%    Home Depot (not owned), Cinemark
                                                               (2018/2038), Hen House (2018/2038),
                                                               Marshall's (2008/2023), PetsMart
                                                               (2016/2041), Office Max (2013/2033)

  53        15,000          273,000      18.20       100.0%
  54       111,492          438,079       4.10        91.4%    Kmart* (2003/2053), A&P (2003/2038)

  55       314,620        2,249,702       7.44        96.1%    Hoyt's Cinemas (2010/2025), TJMaxx
                                                               (2004/2019), Sears (2002/2027),
                                                               Bookland (2004/2004), Porteous
                                                               (2001/2006)

                                                                                   OWNERSHIP
                                                                                    INTEREST
                                                                                    (GROUND
                                                                                     LEASE
                                                            TYPE OF      DDR      TERMINATION/                           LAND
                                                            PROPERTY  OWNERSHIP      OPTION        YEAR        YEAR      AREA
       CENTER/PROPERTY          LOCATION         ZIP CODE     (1)     INTEREST    TERMINATION)   DEVELOPED   ACQUIRED   (ACRES)
      -----------------  ----------------------  --------   --------  ---------   ------------   ---------   --------   -------
      MARYLAND
      -----------------
  56  Glen Burnie, MD    8115 Governor Ritchie    21061      NC-BP       71%            Fee(3)     1980        1999
                         Hwy
  57  Salisbury, MD      E. North Point Dr        21801        PC       100%            Fee        1999         DEV
      MASSACHUSETTS
      -----------------
  58  Boston             1 Worcester Road         01701        PC        50%            Fee(3)     1994        1995     177.00
      (Framingham), MA
      MICHIGAN
      -----------------
  59  Bad Axe, MI        850 No. Van Dyke Rd      48413        PC       100%            Fee        1991        1993      18.58
  60  Cheboygan, MI      1109 East State          49721        PC       100%            Fee        1988        1993      16.75
  61  Detroit, MI        8400 E. Eight Mile       48234        PC       100%             GL        1989        1998      24.46
                         Road
  62  Gaylord, MI        1401 West Main Street    49735        PC       100%            Fee        1991        1993      19.49
  63  Grand Rapids       3390-B Alpine Ave.,      49504        PC       100%            Fee        1989        1995      16.40
      (Walker), MI       N.W
  64  Houghton, MI       Highway M26              49931        MM       100%            Fee        1981         IPO      21.48
  65  Howell, MI         3599 East Grand River    48843        PC       100%            Fee        1991        1993      26.52
  66  Mt Pleasant, MI    4208 E. Blue Grass Rd    48858        PC       100%            Fee        1990        1993      51.13


                                       AVERAGE
         COMPANY                         BASE
          GROSS           TOTAL          RENT
         LEASABLE       ANNUALIZED     (PER SF)     PERCENT               ANCHOR TENANTS
        AREA (SF)       BASE RENT        (2)        LEASED     (LEASE EXPIRATION/OPTION EXPIRATION)
      --------------   ------------   ----------   ---------   ------------------------------------

  56        58,000     $    250,000     $ 4.31       100.0%

  57        66,052          778,735                  100.0%    Home Depot (not owned), Target (not
                                                               owned), Michael's (2009/2029),
                                                               OfficeMax (2013/2033), PetsMart
                                                               (2014/2029)

  58       768,136       12,170,679      15.84       100.0%    General Cinema (2014/2034), TJMaxx
                                                               (2010/2020), Sears Homelife
                                                               (2004/2024), Marshall's (2011/2026),
                                                               Bob's (2011/2026), Linens 'N Things
                                                               (2011/2026), Sports Authority
                                                               (2015/2035), Barnes & Noble
                                                               (2011/2026), OfficeMax (2011/2026),
                                                               Toys R Us (2020/2070), Kids R Us
                                                               (2020/2070), Bradlee's (2005/2020),
                                                               Jordan Marsh (2020/2070), DSW
                                                               (2007/2022)

  59        63,415          542,418       8.55       100.0%    Wal-Mart (not owned), Farmer Jack's
                                                               (2012/2037)
  60        95,094          400,693       4.45        94.7%    Kmart (2005/2055), Carters Food
                                                               Center (2004/2024)
  61       450,232        3,300,445       9.67        99.4%    Target Stores (2017/2032), Builders
                                                               Square (2014/2029), Farmer Jack
                                                               (2008/2023), Toys 'R' Us
                                                               (2021/2036), American Multi-Cinema
                                                               (2008/2018), Kids 'R' Us
                                                               (2002/2013), Arbor Drugs (2000/2008)
  62       190,482        1,135,557       5.96       100.0%    Wal-Mart (2010/2040), Buy-Low
                                                               (2011/2031)
  63       133,981        1,404,626      10.48       100.0%    Circuit City (not owned), Target
                                                               (not owned), Toys R Us (not owned),
                                                               TJMaxx (2005/2020), Office Depot
                                                               (2005/2019)
  64       257,479        1,238,762       5.06        95.0%    Kmart (2005/2055), J.C. Penney
                                                               (2000/2020)
  65       215,147        1,273,646       6.12        95.5%    Wal-Mart (2011/2041), Kroger
                                                               (2012/2042)
  66       248,963        1,541,016       6.19       100.0%    Wal-Mart (2009/2039), Kroger
                                                               (2011/2041)

                                                                                   OWNERSHIP
                                                                                    INTEREST
                                                                                    (GROUND
                                                                                     LEASE
                                                            TYPE OF      DDR      TERMINATION/                           LAND
                                                            PROPERTY  OWNERSHIP      OPTION        YEAR        YEAR      AREA
       CENTER/PROPERTY          LOCATION         ZIP CODE     (1)     INTEREST    TERMINATION)   DEVELOPED   ACQUIRED   (ACRES)
      -----------------  ----------------------  --------   --------  ---------   ------------   ---------   --------   -------
  67  Sault Ste Marie,   4516 I-75 Business       49783        PC       100%            Fee        1993        1994      40.08
      MI                 Spur
      MINNESOTA
      -----------------
  68  Bemidji, MN        1201 Paul Bunyan Dr      56601        MM       100%            Fee        1977         IPO      31.55
  69  Brainerd, MN       1200 Hwy 210 West        56401        MM       100%            Fee        1985         IPO      17.19
  70  Coon Rapids, MN    12921 Riverdale Dr       55433        PC        25%            Fee(3)     1999         DEV
  71  Hutchinson, MN     1060 S.R. 15             55350        MM       100%            Fee        1981         IPO      36.88
  72  Minneapolis        I299 Promenade Place     55122        PC        50%            Fee(3)     1997        1997      45.70
      (Eagan), MN
  73  Minneapolis        Weaver Lake Road         55369        PC        50%            Fee(3)     1995        1996      25.61
      (Maple Grove), MN  & I-94
  74  St. Paul, MN       1450 University Avenue   55104        PC       100%            Fee        1995        1997      20.27
  75  Worthington, MN    1635 Oxford Street       56187        MM       100%            Fee        1977         IPO      38.02
      MISSISSIPPI
      -----------------
  76  Starkville, MS     882 Highway 12 West      39759        PC       100%            Fee        1990        1994      28.81
  77  Tupelo, MS         3850 North Gloster       38801        PC       100%            Fee        1992        1994      41.91
      MISSOURI
      -----------------
  78  Fenton, MO         Gravois Rd-Hwy 141       63026        NC       100%            Fee        1970         IPO      11.07
  79  Independence, MO   900 East 39th Street     64057        PC        50%            Fee(3)     1995        1995      46.95
  80  Springfield, MO    1425 East Battlefield    65804        NC       100%             GL        1989        1998


                                       AVERAGE
         COMPANY                         BASE
          GROSS           TOTAL          RENT
         LEASABLE       ANNUALIZED     (PER SF)     PERCENT               ANCHOR TENANTS
        AREA (SF)       BASE RENT        (2)        LEASED     (LEASE EXPIRATION/OPTION EXPIRATION)
      --------------   ------------   ----------   ---------   ------------------------------------
  67       270,761     $  1,783,726     $ 6.59       100.0%    Wal-Mart (2012/2042), J.C. Penney
                                                               (2008/2033), Glen's Supermarket
                                                               (2013/2033), Office Max (2013/2028)

  68       297,720        1,326,853       4.91        90.8%    Kmart (2002/2052), J.C. Penney
                                                               (2003/2018), Herberger's (2005/2030)
  69       260,199        1,833,673       7.16        99.5%    Kmart (2004/2054), Herberger's
                                                               (2008/2023), Movies 10 Theatre
                                                               (2011/2026),
  70        86,584          735,964       8.50       100.0%    Kohl's (2020/2040)
  71       121,001          794,870       6.90        95.2%    Kmart (not owned), J.C. Penney
                                                               (2001/2021)
  72       278,510        3,295,758      11.80        99.0%    HomePlace (2017/2037), Office Max
                                                               (2013/2033), TJMaxx (2007/2022),
                                                               Byerly's (2016/2046), Barnes & Noble
                                                               (2012/2027)
  73       250,436        2,441,552       9.75       100.0%    Kohl's (2016/2036), Barnes & Noble
                                                               (2011/2026), Holiday Sports
                                                               (2011/2027), HomePlace (2016/2036),
                                                               Cub Foods (not owned)
  74       324,354        2,600,755       8.02       100.0%    Kmart (2022/2057), Cub Foods
                                                               (2015/2045), PetsMart
                                                               (2011/2036),Mervyn's (2016/2046)
  75       185,658        1,019,597       5.85        93.8%    Kmart (2001/2051), J.C. Penney
                                                               (2007/2032), Sterling (2001/2021),
                                                               Hy-Vee (2011/2031)

  76       234,652        1,277,580       5.50        99.0%    Wal-Mart (2015/2045), J.C. Penney
                                                               (2010/2040), Kroger (2012/2042)
  77       348,236        1,927,609       5.54       100.0%    Wal-Mart (2012/2042), Sam's
                                                               (2012/2042), Goody's (2002/2017)

  78        93,548          789,408       9.45        90.1%    Family Dollar (2003/2028), Fashion
                                                               Bug (2005/2025), Blockbuster Video
                                                               (2004/2009)
  79       374,914        4,015,393      10.84        98.8%    Kohl's (2016/2036), Bed Bath &
                                                               Beyond (2012/2027), Marshall's
                                                               (2012/2027), Rhodes Furniture
                                                               (2016/2026), Barnes & Noble
                                                               (2011/2026), American Multi-Cinema
                                                               (2015/2034)
  80        56,033          454,293       8.11       100.0%    Toys R Us (2013/2038), Pier 1
                                                               (2000/2013)

                                                                                   OWNERSHIP
                                                                                    INTEREST
                                                                                    (GROUND
                                                                                     LEASE
                                                            TYPE OF      DDR      TERMINATION/                           LAND
                                                            PROPERTY  OWNERSHIP      OPTION        YEAR        YEAR      AREA
       CENTER/PROPERTY          LOCATION         ZIP CODE     (1)     INTEREST    TERMINATION)   DEVELOPED   ACQUIRED   (ACRES)
      -----------------  ----------------------  --------   --------  ---------   ------------   ---------   --------   -------
  81  St. Louis          3144 South               63139        NC       100%            Fee        1998        1998
      (American), MO     Kingshighway
  82  St. Louis          1 Brentwood Promenade    63144        PC       100%            Fee        1998        1998
      (Brentwood), MO    Court
  83  St. Louis          11298 W. Florissant      63033        NC        50%            Fee(3)     1998        1998
      (Clocktower), MO
  84  St. Louis          4523 Gravois Village     63049        PC       100%            Fee        1983        1998
      (Gravois), MO      Plaza
  85  St. Louis (HQ),    6303 S. Lindbergh Blvd   63123        PC       100%            Fee        1992        1998
      MO
  86  St. Louis          4500 LeMay Ferry Road    63129        NC       100%            Fee        1987        1998
      (Keller), MO
  87  St. Louis          12109 Manchester Road    63121        NC       100%            Fee        1985        1998
      (Olympic Oaks),
      MO
  88  St. Louis          Kings Highway &          63109        PC       100%            Fee        1992        1998
      (Southtowne), MO   Chippewa
  89  St. Louis (Sunset  10980 Sunset Plaza       63128        PC       100%            Fee        1997        1998
      Hill), MO
      NEVADA
      -----------------
  90  Las Vegas, NV      14833 West Charleston    89102        NC       100%            Fee        1973        1998
                         Blvd
      NEW HAMPSHIRE
      -----------------
  91  Salem, NH          14 Kelly Rd              03079        PC        12%            Fee(3)     1999         DEV     177.00
      NEW JERSEY
      -----------------
  92  Deptford, NJ       1450 Almonesson Road     08096      NC-BP       71%            Fee(3)     1978        1999       9.45
  93  Eatontown, NJ      90 Highway 36            07724      NC-BP       71%            Fee(3)     1981        1999       9.12
  94  Lawrenceville, NJ  4152 Quakerbridge Rd     08648      NC-BP       71%            Fee(3)     1981        1999       7.26
  95  Maple Shade, NJ    590 Route 38 East        08052      NC-BP       71%            Fee(3)     1978        1999      10.16


                                       AVERAGE
         COMPANY                         BASE
          GROSS           TOTAL          RENT
         LEASABLE       ANNUALIZED     (PER SF)     PERCENT               ANCHOR TENANTS
        AREA (SF)       BASE RENT        (2)        LEASED     (LEASE EXPIRATION/OPTION EXPIRATION)
      --------------   ------------   ----------   ---------   ------------------------------------
  81             0     $     46,000     $ 0.00         n.a     Home Depot (not owned), National
                                                               Tire (Gd Lease:2018/2038)
  82       299,584        3,914,797      13.07       100.0%    Target (2023/2048), Sports Authority
                                                               (2013/2028), Petsmart (2014/2039)
  83       206,365        1,883,982       9.92        92.1%    Dierberg's Market (2007/2037),
                                                               Office Depot (2008/2023), TJ Maxx
                                                               (2002/2012)
  84       110,992          613,436       5.53       100.0%    Kmart (2008/2048)

  85       118,611                0       0.00         0.0%

  86        52,842          570,307      10.79       100.0%    Wehrenberg Theatres (2003/2023)

  87        92,372        1,229,130      13.51        98.5%    TJ Maxx (2001/2006), Michael's
                                                               (2005/2010), Walgreen's (2020/2020)

  88             0                0       0.00        n.a.

  89       420,867        4,527,989      10.89        98.8%    Homeplace (2011/2026), Marshall's
                                                               (2012/2022), Home Depot (2023/2063),
                                                               Petsmart (2011/2031), Comp USA
                                                               (2013/2028), Toys R Us (2013/2038),
                                                               Cost Plus (2009/2024), Borders
                                                               (2011/2026)

  90        62,005          696,365      11.57        97.1%    Big 5 Sports (2007/2017), Chief Auto
                                                               Parts (2006/2011), Family Books
                                                               (2003/2003)

  91       169,242        2,752,742      16.27       100.0%    Best Buy (2020/2040), Linen N'
                                                               Things (2015/2030), M.V.P. Sports
                                                               (2019/2039), Comp USA (2014/2029),
                                                               Michael's (2009/2029), Big Party
                                                               (2010/2020)

  92        50,000          775,000      16.24       100.0%
  93        69,412        1,332,111      19.31       100.0%
  94        67,234          425,000       6.32       100.0%
  95        66,750          467,250       7.00       100.0%

                                                                                   OWNERSHIP
                                                                                    INTEREST
                                                                                    (GROUND
                                                                                     LEASE
                                                            TYPE OF      DDR      TERMINATION/                           LAND
                                                            PROPERTY  OWNERSHIP      OPTION        YEAR        YEAR      AREA
       CENTER/PROPERTY          LOCATION         ZIP CODE     (1)     INTEREST    TERMINATION)   DEVELOPED   ACQUIRED   (ACRES)
      -----------------  ----------------------  --------   --------  ---------   ------------   ---------   --------   -------
  96  Princeton, NJ      Route 1 and Quaker       42071        PC       100%            Fee        1995        1997
      (Nassau Park)      Bridge Road
  97  Princeton, NJ      Route 1 and Quaker       42071        PC        57%            Fee(3)     1999         DEV
      (Nassau Pavilion)  Bridge Road
  98  Tom's River, NJ    1240 Hooper Avenue       08753      NC-BP       71%            Fee(3)     1981        1999       5.00
      NEW MEXICO
      -----------------
  99  Los Alamos, NM     800 Trinity Drive        87533        NC       100%            Fee        1978         IPO       8.72
      NORTH CAROLINA
      -----------------
 100  Ahoskie, NC        1400 East Memorial       27910        PC       100%            Fee        1992        1994      26.95
                         Drive
 101  Durham, NC         5428-B New Hope          27707        PC        50%            Fee(3)     1995        1995      39.53
                         Commons
 102  Durham, NC         3500 Oxford Road         27702        PC       100%            Fee        1990         IPO      41.70
 103  Jacksonville, NC   US Hwy 17-Western Ave    28540        PC       100%            Fee        1989         IPO      27.51
 104  New Bern, NC       3003 Claredon Blvd       28561        PC       100%             GL        1989         IPO      28.18
 105  Washington, NC     536 Pamlico Plaza        27889        PC       100%            Fee        1990         IPO      22.17
 106  Waynesville, NC    201 Paragon Parkway      28721        PC       100%            Fee        1990        1993      28.40
 107  Wilmington, NC     S. College-New Centre    28403        PC       100%            Fee        1989         IPO      57.78
                         Dr
      NORTH DAKOTA
      -----------------
 108  Dickinson, ND      1681 Third Avenue        58601        MM       100%            Fee        1978         IPO      27.10
 109  Grand Forks, ND    2500 South Columbia      58201      NC-BP       71%            Fee(3)     1978        1999       6.63
                         Road


                                       AVERAGE
         COMPANY                         BASE
          GROSS           TOTAL          RENT
         LEASABLE       ANNUALIZED     (PER SF)     PERCENT               ANCHOR TENANTS
        AREA (SF)       BASE RENT        (2)        LEASED     (LEASE EXPIRATION/OPTION EXPIRATION)
      --------------   ------------   ----------   ---------   ------------------------------------
  96       202,121     $  3,435,862     $17.00       100.0%    Border's Books & Music (2011/2026),
                                                               Best Buy (2012/2027), Linens N
                                                               Things (2011/2026), PetsMart
                                                               (2011/2026), Wal-Mart (not owned),
                                                               Sam's (not owned), Home Depot (not
                                                               owned)
  97       215,584        1,983,946       9.20       100.0%    Wegman's (2024/2049), Kohl's
                                                               (2009/2039)
  98        33,552          494,346      14.73       100.0%
  99        97,970          569,059       6.12        94.9%    Furrs (2002/2027), Furrs Pharmacy
                                                               (2003/2013), TG&Y (2018/2033)
 100       188,428          923,449       5.01        97.8%    Wal-Mart (2013/2043), Belk
                                                               (2008/2033), Food Lion (2012/2032)
 101       408,292        4,593,183      11.25        98.2%    Wal-Mart (2015/2035), Upton's (not
                                                               owned), Michael's (2005/2020),
                                                               Marshall's (2011/2026), Linens 'N
                                                               Things (2011/2026), Best Buy
                                                               (2011/2026), OfficeMax (2010/2025),
                                                               Barnes & Noble (2010/2025)
 102       206,827        1,307,353       6.71        94.2%    Wal-Mart (not owned), Food Lion
                                                               (2010/2030), Lowe's (2011/2031)
 103        67,060          538,433       8.24        97.4%    Wal-Mart (not owned), Wilson's
                                                               (2009/2024)
 104       258,690        1,414,703       5.61        97.5%    Wal-Mart (2009/2034), Goody's
                                                               (2007/2017)
 105       278,311        1,424,924       5.12       100.0%    Wal-Mart (2009/2034)
 106       181,894        1,054,177       6.00        98.5%    Wal-Mart (2011/2041), Food Lion
                                                               (2011/2031)
 107       442,110        3,085,918       7.08        98.6%    Wal-Mart (2009/2034), Sam's (not
                                                               owned), Lowes (2009/2029), Hamrick's
                                                               (2002/2007), Goody's (2005/2015),
                                                               Barnes & Noble (2007/2022)
 108       267,506        1,085,101       4.28        94.8%    Kmart (2003/2053), J.C. Penney
                                                               (2003/2018), Herberger (2000/2020),
                                                               Thrifty Drug (2001/2001)
 109        65,008                0       0.00         0.0%

                                                                                   OWNERSHIP
                                                                                    INTEREST
                                                                                    (GROUND
                                                                                     LEASE
                                                            TYPE OF      DDR      TERMINATION/                           LAND
                                                            PROPERTY  OWNERSHIP      OPTION        YEAR        YEAR      AREA
       CENTER/PROPERTY          LOCATION         ZIP CODE     (1)     INTEREST    TERMINATION)   DEVELOPED   ACQUIRED   (ACRES)
      -----------------  ----------------------  --------   --------  ---------   ------------   ---------   --------   -------
      OHIO
      -----------------
 110  Akron, OH          1990 Buchholzer Blvd     44310      NC-BP       71%            Fee(3)     1973        1999       4.78
 111  Akron (Stow), OH   4332 Kent Road           44224        PC       100%            Fee        1969         IPO      20.14
 112  Akron (Stow), OH   Kent Road                44224        PC       100%            Fee        1997         DEV
 113  Ashland, OH        U.S. Route 42            44805        PC       100%            Fee        1977         IPO       6.26
 114  Bellefontaine, OH  2250 South Main Street   43311        NC       100%            Fee        1995        1998
 115  Boardman, OH       I-680 & US-224           44514        PC       100%            Fee        1997         DEV      57.04
 116  Canton, OH         5496 Dressler Road       44720        PC        50%            Fee(3)     1995         DEV      20.00
 117  Canton (II), OH    Dressler Road            44720        PC       100%            Fee        1997         DEV
 118  Chillicothe, OH    867 North Bridge         45601        PC       100%             GL        1974         IPO      16.70
                         Street
 119  Cincinnati, OH     5100 Glencrossing Way    45238        PC       100%            Fee        1990        1993      24.47
 120  Cincinnati         1371 Main Street         43450        NC       100%            Fee        1986        1998
      (Hamilton), OH
 121  Cleveland          70-130 Barrington Town   44202        NC       100%            Fee        1996         DEV
      (Aurora), OH       Square Drive
 122  Cleveland          33752 Vine Street        44094        PC       100%            Fee        1971         IPO       0.99
      (Eastlake), OH
 123  Cleveland          825 Cleveland            44035        PC       100%            Fee        1977         IPO      16.30
      (Elyria), OH
 124  Cleveland          6235 Wilson Mills Rd     44143        PC       100%            Fee        1995         IPO      11.63
      (Highland Hts.),
      OH
 125  Cleveland (Mac     8210 Macedonia Commons   44056        PC       100%            Fee        1999         DEV
      II), OH
 126  Cleveland          8210 Macedonia Commons   44056        PC        50%            Fee(3)     1994        1994      19.94
      (Macedonia), OH


                                       AVERAGE
         COMPANY                         BASE
          GROSS           TOTAL          RENT
         LEASABLE       ANNUALIZED     (PER SF)     PERCENT               ANCHOR TENANTS
        AREA (SF)       BASE RENT        (2)        LEASED     (LEASE EXPIRATION/OPTION EXPIRATION)
      --------------   ------------   ----------   ---------   ------------------------------------

 110        45,000     $    517,500     $11.50       100.0%    Dick's (2013/2028)
 111       116,806          189,344       1.62       100.0%    Kmart (2001/2006)
 112       283,140        2,164,862       7.94        96.3%    Target (not owned), Giant Eagle
                                                               (2017/2032), Stein Mart (2007/2022),
                                                               OfficeMax (2011/2026)
 113       110,656          233,382       2.11       100.0%    Kmart (2002/2052), Quality Farm
                                                               (2000/2003)
 114        54,780                0       0.00         0.0%    Big Bear Supermarket (2016/2031)
 115       506,254        4,147,108       8.19       100.0%    Lowe's (2016/2046), Staples
                                                               (2012/2032), Dick's Clothing &
                                                               Sporting Goods (2012/2027), Wal-
                                                               Mart (2017/2047), PetsMart
                                                               (2013/2038), Giant Eagle (2018/2033)
 116       230,065        1,967,323      11.08        77.2%    Kohl's (2016/2046), Target (not
                                                               owned), London Fog (2011/2011),
                                                               Dick's Clothing & Sporting Goods
                                                               (2010/2025)
 117       225,874        1,160,373       9.13        76.7%    PetsMart (2013/2028), Service
                                                               Merchandise (2013/2028), Homeplace
                                                               (2012/2027), Jo-Ann ETC. (2008/2023)
 118       236,009        1,808,673       7.66       100.0%    Lowes, (2015/2035), Kroger
                                                               (2001/2031), Super X (2001/2031),
                                                               Office Max (2012/2027)
 119       235,616        2,265,964       9.85        97.6%    Thriftway (2009/2029), Service
                                                               Merchandise (2006/2031)
 120        40,000          230,000       5.75       100.0%    Roundy's (2006/2021)

 121        65,373          629,421      12.20        78.9%    Heinens (not owned)

 122         4,000           68,400      17.10       100.0%    Kmart (not owned)

 123       150,200          761,970       5.07       100.0%    Hill's (2003/2028), Finast
                                                               (2010/2045)
 124       247,146        2,563,263      10.37       100.0%    Builders Square (2020/2070), Kohl's
                                                               (2007/2047), Dick's Clothing and
                                                               Sporting Goods (2016/2036)
 125       169,481        1,601,734       9.45       100.0%    Home Depot (2020/2040), Cinemark
                                                               (2019/2039)
 126       234,789        2,345,024       9.99       100.0%    Wal-Mart (not owned), Finast
                                                               (2018/2049), Kohl's (2016/2041)

                                                                                   OWNERSHIP
                                                                                    INTEREST
                                                                                    (GROUND
                                                                                     LEASE
                                                            TYPE OF      DDR      TERMINATION/                           LAND
                                                            PROPERTY  OWNERSHIP      OPTION        YEAR        YEAR      AREA
       CENTER/PROPERTY          LOCATION         ZIP CODE     (1)     INTEREST    TERMINATION)   DEVELOPED   ACQUIRED   (ACRES)
      -----------------  ----------------------  --------   --------  ---------   ------------   ---------   --------   -------
 127  Cleveland          5140-25877 Great         44070        PC       100%            Fee        1958        1997      43.14
      (N.Olmsted), OH    Northern Blvd
 128  Cleveland (N.      26520 Lorain Avenue      44070      NC-BP       71%            Fee(3)     1978        1999       6.20
      Olmsted), OH
 129  Cleveland          Kruse Drive              44139        PC       100%            Fee        1998         DEV
      (Solon), OH
 130  Cleveland          3250 West 65th Street    44102        PC       100%            Fee        1977         IPO       4.18
      (W.65th) (Kmart
      Plaza), OH
 131  Columbus (Lennox   1647 Olentangy River     43212        PC        50%            Fee(3)     1997        1998
      Town), OH          Road
 132  Columbus (Sun      3622-3860 W. Dublin      43017        PC      79.5%            Fee(3)     1995        1998
      Center), OH        Granville Road
 133  Columbus (Dublin   6561-6815 Dublin         43017        PC        80%            Fee(3)     1987        1998
      Vlg), OH           Center Drive
 134  Columbus           6644-6804 Perimeter      43017        PC       100%            Fee        1996        1998
      (Dublin), OH       Loop Road
 135  Columbus           3740 Easton Market       43230        PC       100%            Fee        1998        1998
      (Easton), OH
 136  Columbus (Grove    2161-2263 Stringtown     43123        PC       100%            Fee        1992        1998
      City), OH          Road
 137  Columbus (New      1370-1399 E. Johnstown   43230        NC       100%            Fee        1995        1998
      Albany), OH        Rd
 138  Columbus           78-80 Oak Meadow Drive   43062        NC       100%            Fee        1980        1998
      (Pataskala), OH
 139  Columbus           1701-1797 Hill Road No   43147        NC       100%            Fee        1990        1998
      (Pickerington),
      OH


                                       AVERAGE
         COMPANY                         BASE
          GROSS           TOTAL          RENT
         LEASABLE       ANNUALIZED     (PER SF)     PERCENT               ANCHOR TENANTS
        AREA (SF)       BASE RENT        (2)        LEASED     (LEASE EXPIRATION/OPTION EXPIRATION)
      --------------   ------------   ----------   ---------   ------------------------------------
 127       619,058     $  6,829,148     $11.04        99.9%    HomePlace (2017/2032), Best Buy
                                                               (2010/2025), PetsMart (2003/2013),
                                                               Kids R Us (2008/2008), Marshall's
                                                               (2000/2005), Regal Cinemas
                                                               (2001/2001), Marc's (2002/2007),
                                                               CompUSA (2008/2023), Kronheim's
                                                               (2009/2009), Finast (not owned)
 128        61,000                0       0.00       100.0%    Kids R' Us (2008/2008)
 129       181,318        2,642,160      14.63        98.2%    Bed, Bath, & Beyond (2009/2029),
                                                               Borders Books (2018/2043), Mustard
                                                               Seed (2019/2044)
 130        49,420          267,604       5.41       100.0%    Kmart (not owned), A&P (2002/2027)
 131       336,273        2,880,191       8.94        95.8%    Target (2016/2031), AMC Theatres
                                                               (2021/2036), Barnes & Noble
                                                               (2007/2022), Staples (2011/2026),
                                                               Just For Feet (2007/2022), Old Navy
                                                               (2009/2009)
 132       317,581        3,426,209      10.84        99.5%    Big Bear (2016/2031), Homeplace
                                                               (2010/2025), Babies R Us
                                                               (2011/2026), Rhodes Furniture
                                                               (2012/2027), Stein Mart (2007/2022),
                                                               Staples (2010/2025), Old Navy
                                                               (2009/2009)
 133       327,242        2,962,432      10.56        85.7%    AMC (2007/2033), DSW (2005/2015),
                                                               PharMor (2003/2015), Michaels
                                                               (2014/2019)
 134       137,610        1,467,399      11.05        96.5%    Big Bear Supermarket (2016/2031),
                                                               CVS (2011/2026)
 135       509,959        5,570,905      11.33        96.4%    Kittle's (2012/2037), Galyans
                                                               (2013/2038), TJMaxx (2008/2023),
                                                               Staples (2013/2028), Comp USA
                                                               (2013/2028), PetsMart (2015/2035),
                                                               Golfsmith (2013/2028), Michael's
                                                               (2013/2023), DSW Shoe Warehouse
                                                               (2012/2027), Bed Bath & Beyond
                                                               (2014/2029)
 136       128,050        1,249,629       9.76       100.0%    Big Bear Supermarket (2012/2027)
 137        30,110          463,775      15.40       100.0%    Hoggy's Barn & Grille (2005/2015)
 138        33,270          184,340       5.54       100.0%    Village Market (2007/2017), Rite Aid
                                                               (2000/2010)
 139        59,495          792,208      13.68        97.3%    CVS (2020/2035)

                                                                                   OWNERSHIP
                                                                                    INTEREST
                                                                                    (GROUND
                                                                                     LEASE
                                                            TYPE OF      DDR      TERMINATION/                           LAND
                                                            PROPERTY  OWNERSHIP      OPTION        YEAR        YEAR      AREA
       CENTER/PROPERTY          LOCATION         ZIP CODE     (1)     INTEREST    TERMINATION)   DEVELOPED   ACQUIRED   (ACRES)
      -----------------  ----------------------  --------   --------  ---------   ------------   ---------   --------   -------
 140  Dayton (Huber      8280 Old Troy Pike       45424        PC       100%            Fee        1990        1993      17.39
      Hts.), OH
 141  Dayton             615-799 Lyons Road       45458        PC        50%            Fee(3)     1990        1998
      (Washington), OH
 142  Hillsboro, OH      1100 North High St       45133        PC       100%            Fee        1979         IPO      11.02
 143  Lebanon, OH        1879 Deerfield Road      45036        PC       100%            Fee        1990        1993      14.40
 144  Niles, OH          909 Great East Plaza     44446      NC-BP       71%            Fee(3)     1980        1999       4.83
 145  St. Clairsville,   67781 Mall Road          43950      NC-BP       71%            Fee(3)                 1999       5.05
      OH
 146  S. Dayton, OH      8336 Springboro Pike     45342      NC-BP       71%            Fee(3)     1978        1999       6.38
 147  Tiffin, OH         870 West Market St       44883        MM       100%            Fee        1980         IPO      27.62
 148  Toledo (Airport    5245 Airport Highway     43615        PC       100%            Fee        1993        1995      22.87
      Square), OH
 149  Toledo             5245 Airport Highway     43615        PC       100%            Fee        1999         DEV
      (Springfield), OH
 150  Westlake, OH       30100 Detroit Road       44145        PC       100%            Fee        1974         IPO      12.71
 151  Wilmington, OH     1025 S. South Street     45177        PC       100%            Fee        1977         IPO       7.38
 152  Xenia, OH          1700 West Park Square    45385        PC       100%            Fee        1994         DEV       7.38
 153  Zanesville, OH     3431 North Maple Ave     43701        PC       100%            Fee        1990         IPO       3.28
      OREGON
      -----------------
 154  Portland           NW Evergreen Pkwy. &     97006        PC        50%            Fee(3)     1995        1996      18.29
      (Hillsboro), OR    NW Ring Road
      PENNSYLVANIA
      -----------------
 155  Erie, PA           2301 West 38th Street    16506        PC       100%             GL        1973         IPO      13.27
 156  Erie (Peach        1902 Keystone Drive      16509        PC       100%            Fee        1995         DEV      65.69
      Street), PA


                                       AVERAGE
         COMPANY                         BASE
          GROSS           TOTAL          RENT
         LEASABLE       ANNUALIZED     (PER SF)     PERCENT               ANCHOR TENANTS
        AREA (SF)       BASE RENT        (2)        LEASED     (LEASE EXPIRATION/OPTION EXPIRATION)
      --------------   ------------   ----------   ---------   ------------------------------------
 140       163,741     $  1,469,242     $ 9.13        98.3%    Wal-Mart (not owned), Cub Foods
                                                               (2011/2031), Sears (2002/2012)
 141       213,798        1,361,641       8.15        78.9%    Books-A-Million (2005/2015), PharMor
                                                               (2008/2023), Just For Feet
                                                               (2007/2017)
 142        58,583          257,539       4.55        96.6%    Kmart (2004/2054) *, CVS
                                                               (2000/2000), Bob & Carls (not owned)
 143        26,500          230,090       8.68        89.4%    Wal-Mart (not owned), PK Lumber (not
                                                               owned)
 144        23,500                0       0.00         0.0%
 145        33,292                0       0.00         0.0%

 146        33,379          239,250       5.90       100.0%    National City Mortgage (2008/2019)
 147       231,793          797,364       3.99        83.9%    Kmart (2005/2055), J.C. Penney
                                                               (2000/2010), Heileg-Myers
                                                               (2004/2014)
 148       187,674        1,504,451       8.02       100.0%    Best Buy (2009/2024),Office Depot
                                                               (2009/2024),Michaels
                                                               (2004/2014)Sears (2002/2012), The
                                                               Pharm (2004/2014)
 149       188,264        1,431,328       9.08       100.0%    Kohl's (2019/2049), Bed Bath and
                                                               Beyond (2010/2030), Gander Mtn
                                                               (2014/2034), Babies 'R' Us
                                                               (2010/2045)
 150       165,120          806,385       5.88        84.5%    Kmart (2004/2049), Marc's
                                                               (2004/2019)
 151        55,130          218,892       4.09        97.1%    Kmart (not owned), Super Valu
                                                               (2003/2018)
 152       104,873          741,356       7.82        90.4%    Wal-Mart (not owned), Kroger
                                                               (2019/2049)
 153        13,283          138,777      10.45       100.0%    Kmart (not owned)

 154       306,269        4,568,124      14.92       100.0%    Office Depot (2010/2025), Haggan
                                                               Supermarket (2021/2046), Barnes &
                                                               Noble (2011/2026), Mervyn's (not
                                                               owned), Target (not owned)

 155        95,000          263,488       5.23        50.5%    West Telemarketing (2015/2015)
 156       484,030        3,694,037       7.94        96.1%    Wal-Mart (2015/2045), Lowe's
                                                               (2015/2045), Media Play (2010/2025),
                                                               Kohl's (2016/2046), Cinemark
                                                               (2011/2026)

                                                                                   OWNERSHIP
                                                                                    INTEREST
                                                                                    (GROUND
                                                                                     LEASE
                                                            TYPE OF      DDR      TERMINATION/                           LAND
                                                            PROPERTY  OWNERSHIP      OPTION        YEAR        YEAR      AREA
       CENTER/PROPERTY          LOCATION         ZIP CODE     (1)     INTEREST    TERMINATION)   DEVELOPED   ACQUIRED   (ACRES)
      -----------------  ----------------------  --------   --------  ---------   ------------   ---------   --------   -------
 157  Erie (Peach        1902 Keystone Drive      16509        PC       100%             GL        1999         DEV
      Street), PA
 158  Philadelphia       2700 DeKalb Pike         19401        PC       100%            Fee        1975         IPO      24.22
      (E.Norriton), PA
      SOUTH CAROLINA
      -----------------
 159  Anderson           406 Highway 28 By-Pass   29624        PC       100%            Fee        1990        1994      20.90
      (Crossroads), SC
 160  Anderson           3812 Liberty Highway     29621        PC       100%            Fee        1993        1995       2.13
      (Northtowne), SC
 161  Camden, SC         1671 Springdale Drive    29020        PC       100%            Fee        1990        1993      22.97
 162  Charleston         1500 Highway 17 North    29465        PC       100%            Fee        1992        1995      22.70
      (Mt.Pleasant), SC
 163  Charleston         7400 Rivers Avenue       29406        PC       100%            Fee        1989        1993      28.10
      (North), SC
 164  Columbia, SC       5420 Forest Drive        29206        PC       100%            Fee        1995        1995       7.04
 165  Greenville         621 Fairview Road        29681        PC       100%            Fee        1990        1994      17.23
      (Simpsonville),
      SC
 166  Orangeburg, SC     2795 North Road          29115        PC       100%            Fee        1994        1995       2.65
 167  Union, SC          Highway 176 By-Pass #1   29379        PC       100%            Fee        1990        1993      45.65
      SOUTH DAKOTA
      -----------------
 168  Rapid City, SD     740-780 Mountain View    57702        NC       100%            Fee        1972        1998
                         Road
 169  Watertown, SD      1300 9th Avenue, S.E     56401        MM       100%            Fee        1977         IPO      29.30
      TEXAS
      -----------------
 170  El Paso, TX        10501 Gateway West       79925      NC-BP       71%            Fee(3)     1982        1999
 171  Ft. Worth, TX      SWC Eastchase Pkwy.      76112        PC        50%            Fee(3)     1995        1996      17.00
                         and I-30
 172  San Antonio, TX    125 NE Loop 410          78216        PC        35%            Fee(3)     1996        1997      26.45


                                       AVERAGE
         COMPANY                         BASE
          GROSS           TOTAL          RENT
         LEASABLE       ANNUALIZED     (PER SF)     PERCENT               ANCHOR TENANTS
        AREA (SF)       BASE RENT        (2)        LEASED     (LEASE EXPIRATION/OPTION EXPIRATION)
      --------------   ------------   ----------   ---------   ------------------------------------
 157        54,257     $    633,731     $11.68       100.0%    Home Depot (not owned), PetsMart
                                                               (2015/2040), Circuit City
                                                               (2020/2040)
 158       179,609        1,128,174       6.48       100.0%    Kmart (2000/2050), Acme (2002/2027),
                                                               Thrift Drug (2002/2022)

 159       163,809          652,679       4.72        84.4%    Wal-Mart (2010/2040), Ingles
                                                               (2011/2066)
 160        14,250          145,315      10.20       100.0%    Wal-Mart (not owned), Sam's (not
                                                               owned)
 161       349,475        1,735,565       4.97        95.1%    Wal-Mart (2009/2039), Winn-Dixie
                                                               (2011/2036), Goody's (2001/2016),
                                                               Belk (2020/2020)
 162       205,032        1,295,093       6.42        98.4%    Wal-Mart (not owned), Lowe's
                                                               (2012/2032), Piggly Wiggly
                                                               (2012/2022), TJMaxx (2002/2012)
 163       251,039        1,746,909       7.17        97.1%    Wal-Mart (2009/2039), Office
                                                               Warehouse (2002/2012), Service
                                                               Merchandise (not owned), Rainbow Bay
                                                               Crafts (2000/2015)
 164        46,700          496,350      10.63       100.0%    Wal-Mart (not owned)
 165       142,133          747,357       5.61        93.8%    Kmart (2015/2065), Ingles
                                                               (2011/2065)

 166        50,760          447,537       8.82       100.0%    Wal-Mart (not owned)
 167       184,331        1,010,778       5.52        99.3%    Wal-Mart (2009/2039), Belk's
                                                               (2010/2030), Winn-Dixie (2010/2035)

 168        35,544          249,247       7.01       100.0%    Computerland (2005/2005)

 169       285,525        1,441,461       5.18        98.3%    Kmart (2002/2052), J.C. Penney
                                                               (2003/2018), Herberger's
                                                               (2004/2019), Osco (2003/2003)

 170        35,175          228,637       6.50       100.0%
 171       204,997        1,785,505      10.83        82.9%    PetsMart (2011/2036), MJ Designs
                                                               (2011/2031), Ross Dress For Less
                                                               (2006/2026), United Artists
                                                               (2012/2027), Toys R Us (not owned),
                                                               Target (not owned)
 172       310,394        4,444,130      14.32       100.0%    Ross Dress For Less (2007/2027), DSW
                                                               Warehouse (2007/2027), Best Buy
                                                               (2011/2026), Oshman's (2017/2037),
                                                               HomePlace (2012/2027)

                                                                                   OWNERSHIP
                                                                                    INTEREST
                                                                                    (GROUND
                                                                                     LEASE
                                                            TYPE OF      DDR      TERMINATION/                           LAND
                                                            PROPERTY  OWNERSHIP      OPTION        YEAR        YEAR      AREA
       CENTER/PROPERTY          LOCATION         ZIP CODE     (1)     INTEREST    TERMINATION)   DEVELOPED   ACQUIRED   (ACRES)
      -----------------  ----------------------  --------   --------  ---------   ------------   ---------   --------   -------
      UTAH
      -----------------
 173  Logan, UT          400 North Street         84321        NC       100%            Fee        1975        1998
 174  Ogden, UT          21-129 Harrisville       84404        PC       100%            Fee        1977        1998
                         Road
 175  Orem, UT           1300 South Street        84058        PC       100%            Fee        1991        1998
 176  Riverdale, UT      1050 West Riverdale      84405        PC       100%            Fee        1995        1998
                         Road
 177  Salt Lake City     3300 South Street        84115        NC       100%            Fee        1978        1998
      (FC at 33rd), UT
 178  Salt Lake City     455 East 500 South       84111        BC       100%            Fee        1985        1998
      (Hermes            Street
      Building), UT
 179  Salt Lake City     900 East Ft. Union       84047        PC       100%            Fee        1973        1998
      (Midvale), UT      Blvd
 180  Salt Lake City     5600 South Redwood       84123        PC       100%            Fee        1982        1998
      (Taylorsville),    Road
      UT
      VERMONT
      -----------------
 181  Berlin, VT         Route 4                  05602        MM       100%            Fee        1986         IPO      50.25
      VIRGINIA
      -----------------
 182  Fairfax, VA        12210 Fairfax Towne      22033        PC        50%            Fee(3)     1994        1995      22.79
                         Center
 183  Martinsville, VA   240 Commonwealth Blvd    24112        MM        50%            Fee(3)     1989         IPO      43.73


                                       AVERAGE
         COMPANY                         BASE
          GROSS           TOTAL          RENT
         LEASABLE       ANNUALIZED     (PER SF)     PERCENT               ANCHOR TENANTS
        AREA (SF)       BASE RENT        (2)        LEASED     (LEASE EXPIRATION/OPTION EXPIRATION)
      --------------   ------------   ----------   ---------   ------------------------------------

 173        19,200     $    201,730     $10.51       100.0%    Hasting's (2003/2008), Kinko's
                                                               (2002/2002)
 174       162,316          792,300       5.23        93.4%    Harmon's (2002/2012)

 175       147,976        1,518,286      10.26       100.0%    Kids R Us (2011/2021), Media Play
                                                               (2015/2035), Toys R Us (2090/2090),
                                                               Heart's Desire (2013/2023)
 176       590,338        4,292,560       7.38        98.5%    Wal-Mart (2011/2041), Gart Sports
                                                               (2012/2017), OfficeMax (2008/2023),
                                                               Target (2017/2047), Media Play
                                                               (2016/2036), Circuit City
                                                               (2016/2036), PetsMart (2014/2039)
 177        39,032          305,676       8.37        93.6%    Brighton Bank (2004/2019)

 178        42,543          652,620      15.94        95.1%

 179       667,769        6,699,078      10.49        95.6%    Mervyn's (2005/2045), OfficeMax
                                                               (2007/2017), Wal-Mart (2015/2045),
                                                               Future Shop (2016/2036), Media Play
                                                               (2016/2036), Bed Bath & Beyond
                                                               (2014/2029), Baby Superstore
                                                               (2013/2033)
 180       756,205        7,072,351       9.88        94.7%    Cineplex Odeon (2017/2027), Future
                                                               Shop (2016/2036), Gart Sports
                                                               (2017/2032), Circuit City
                                                               (2016/2041), Media Play (2015/2035),
                                                               OfficeMax (2008/2018), PetsMart
                                                               (2012/2027), Shopko (2014/2044)

 181       174,646        1,400,827       8.47        94.7%    J.C. Penney (2009/2034)

 182       253,941        3,987,559      16.06        97.8%    United Artists (2014/2034), Safeway
                                                               (2019/2054), TJMaxx (2009/2024),
                                                               Bed, Bath & Beyond (2010/2020),
                                                               Tower Records (2009/2019)
 183       435,402        2,803,479       7.05        90.9%    J.C. Penney (2009/2034), Leggett
                                                               (2009/2024), Sears (2009/2029),
                                                               Kroger (2017/2062), Goody's
                                                               (2006/2016), Office Max (2012/2027)

                                                                                   OWNERSHIP
                                                                                    INTEREST
                                                                                    (GROUND
                                                                                     LEASE
                                                            TYPE OF      DDR      TERMINATION/                           LAND
                                                            PROPERTY  OWNERSHIP      OPTION        YEAR        YEAR      AREA
       CENTER/PROPERTY          LOCATION         ZIP CODE     (1)     INTEREST    TERMINATION)   DEVELOPED   ACQUIRED   (ACRES)
      -----------------  ----------------------  --------   --------  ---------   ------------   ---------   --------   -------
 {184 Pulaski, VA        1000 Memorial Dr         24301        PC       100%            Fee        1990        1993      21.93
 185  Winchester, VA     2190 So Pleasant         22601        PC       100%            Fee        1990        1993      26.42
                         Valley
      WEST VIRGINIA
      -----------------
 186  Huntington         5-13 Mall Road           25504        NC       100%             GL        1985        1998
      (Barboursville),
      WV


                                       AVERAGE
         COMPANY                         BASE
          GROSS           TOTAL          RENT
         LEASABLE       ANNUALIZED     (PER SF)     PERCENT               ANCHOR TENANTS
        AREA (SF)       BASE RENT        (2)        LEASED     (LEASE EXPIRATION/OPTION EXPIRATION)
      --------------   ------------   ----------   ---------   ------------------------------------
 {18       143,299     $    890,185     $ 6.29        98.7%    Wal-Mart (2011/2041), Food Lion
                                                               (2011/2031)
 185       230,940        2,089,355       9.05       100.0%    Office Max (2012/2027), Kohl's
                                                               (2018/2048), Giant Foods
                                                               (2010/2040), Books-A-Million
                                                               (2007/2017)
 186        70,900          272,125       3.84       100.0%    OfficeMax (2006/2021), Jo Ann
                                                               Fabrics (2004/2009)
       ===========     ============
        36,316,515     $314,927,672                   95.7%

---------------

(1) "PC" indicates a power center or a community shopping center, "NC" indicates a neighborhood shopping center, "MM" indicates an enclosed mini-mall, "BC" indicates a business center and "BP" indicates the former Best Products sites acquired through the Retail Value Fund.

(2) Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 1999.

(3) One of the forty-four (44) properties owned through joint ventures which serve as collateral for joint venture mortgage debt aggregating approximately $25.0 million (of which the Company's proportionate share is $66.6 million) which is not reflected in the consolidated indebtedness.

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

                               EXECUTIVE OFFICERS

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the following information is reported below.

     (a) The executive officers of the Company are as follows:

        NAME           AGE          POSITION AND OFFICE WITH THE COMPANY
        ----           ---          ------------------------------------
Scott A. Wolstein      47     Chairman of the Board of Directors and Chief
                              Executive Officer
James A. Schoff        54     Vice Chairman, Chief Investment Officer and a
                              Director
David M. Jacobstein    53     President and Chief Operating Officer and a
                              Director Nominee
Daniel B. Hurwitz      35     Executive Vice President
Joan U. Allgood        47     Vice President and General Counsel
William H. Schafer     42     Vice President and Chief Financial Officer
Eric Mallory           39     Vice President of Development

     Scott A. Wolstein has been the Chief Executive Officer and a Director of the Company since its organization. Mr. Wolstein has been Chairman of the Board of Directors of the Company since May 1997 and was President of the Company from its organization until May 1999, when Mr. Jacobstein joined the Company. Prior to the organization of the Company, Mr. Wolstein was a principal and executive officer of Developers Diversified Group ("DDG"), the Company's predecessor. Mr. Wolstein is a graduate of the Wharton School at the University of Pennsylvania and of the University of Michigan Law School. He has served as President of the Board of Trustees of the United Cerebral Palsy Association of Greater Cleveland and as a member of the Board of the Great Lakes Theater Festival, Heartland PAC, Neighborhood Progress, Inc., The Park Synagogue, the Convention and Visitors Bureau of Greater Cleveland and Bellefaire. Mr. Wolstein also serves as Chairman of the Board of Trust Managers of American Industrial Properties REIT ("AIP"), a New York Stock Exchange listed REIT in which the Company has a significant investment, as a representative of the Company.

     James A. Schoff has been the Vice Chairman of the Board of Directors and Chief Investment Officer of the Company since March 1998. From the organization of the Company until March 1998, Mr. Schoff served as Executive Vice President, Chief Operating Officer and a Director of the Company. Prior to the organization of the Company, Mr. Schoff was a principal and executive officer of DDG. After graduating from Hamilton College and Cornell University Law School, Mr. Schoff practiced law with the firm of Thompson, Hine and Flory LLP in Cleveland, Ohio where he specialized in the acquisition and syndication of real estate properties. Mr. Schoff serves as a member of the Executive Committee and Board of Trustees of the Western Reserve Historical Society and the National Committee for Community and Justice. Mr. Schoff also serves as a director of AIP as a representative of the Company.

     David M. Jacobstein has been the President and Chief Operating Officer of the Company since May 1999. From 1986 until the time he joined the Company, Mr. Jacobstein was employed by Wilmorite, Inc., a Rochester, New York based shopping center developer where most recently he served as Vice Chairman and Chief Operating Officer. Mr. Jacobstein is a graduate of Colgate University and George Washington University Law School. Prior to joining Wilmorite, Mr. Jacobstein practiced law with the firms of Thompson, Hine & Flory in Cleveland, Ohio and Harris, Beach & Wilcox in Rochester, New York where he specialized in corporate and securities law. He is a member of the International Council of Shopping Centers and has served as a Vice-President of the Colgate

University Alumni Corporation and as President of the Allendale Columbia School (Rochester, NY) Board of Trustees.

     Daniel B. Hurwitz was appointed Executive Vice President in June 1999. Mr. Hurwitz most recently served as Senior Vice President and Director of Real Estate and Development for Reading, Pennsylvania based Boscov's Department Store, Inc., a privately held department store chain from 1991 until he joined the Company. Prior to Boscov's, Mr. Hurwitz served as Development Director for The Shopco Group, a New York City based developer of regional shopping malls. Mr. Hurwitz is a graduate of Colgate University, and the Wharton School of Business Executive Management Program at the University of Pennsylvania. He is a member of the International Council of Shopping Centers and has served as a Board member of the Colgate University Alumni Corporation, Reading JCC, American Cancer Society (Regional), and the Greater Berk's Food Bank.

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

     Eric Mallory is the Vice President of Development since April 1999. Prior to that Mr. Mallory was Executive Vice President of PREIT-Rubin, Inc. in Philadelphia, Pennsylvania since 1993. Mr. Mallory is a graduate of the University of Pittsburgh and received his MBA from the University of Evansville.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The following table shows the high and low sales price of the Company's common shares on the New York Stock Exchange (the "NYSE") composite tape for the quarterly periods indicated and the dividends declared per common share with respect to each such quarter:

                   1999                       HIGH          LOW        DIVIDENDS
                   ----                     --------      -------      ---------
First.....................................  $18   1/2     $13  5/8       $ .35
Second....................................   17   1/2      13  7/8         .35
Third.....................................   16   5/8      13 5/16         .35
Fourth....................................   14   7/8      12 5/16         .35
                                                                         -----
                                                                         $1.40

                   1998                       HIGH          LOW        DIVIDENDS
                   ----                     --------      -------      ---------
First.....................................  $20  7/16     $18  1/4      $.3275
Second....................................   21  15/32     18 21/32      .3275
Third.....................................   20  9/16      16            .3275
Fourth....................................   19   5/8      15  7/8       .3275
                                                                        ------
                                                                        $ 1.31

     The approximate number of record holders of the Company's common shares (its only class of common equity) at March 15, 2000 was 452, and the approximate number of beneficial owners of such shares was 18,500.

     In March 2000, the Company declared its 2000 first quarter dividend to shareholders of record on March 22, 2000 of $.36 per share, a 2.9% increase over the quarterly dividend rate of $.35 per share in 1998.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The financial data included in the following table has been derived from the financial statements for the last five years and includes the information required by Item 301 of Regulation S-K.

                 COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                      1999(1)     1998(1)     1997(1)     1996(1)     1995(1)
                                      --------    --------    --------    --------    --------
OPERATING DATA:
Revenues (primary real estate
  rentals)..........................  $263,933    $228,168    $169,223    $130,905    $107,805
                                      --------    --------    --------    --------    --------
Expenses:
  Rental operation..................    69,670      59,498      47,200      35,123      28,069
  Depreciation & amortization.......    52,444      43,180      32,313      25,062      21,865
  Interest..........................    68,023      57,196      35,558      29,888      29,595
                                      --------    --------    --------    --------    --------
                                       190,137     159,874     115,071      90,073      79,529
                                      --------    --------    --------    --------    --------
Income before equity in net income
  from joint ventures, minority
  equity investment, minority equity
  interests, (loss) gain on
  disposition of real estate and
  extraordinary items...............    73,796      68,294      54,152      40,832      28,276
Equity in net income of joint
  ventures..........................    20,621      12,888      10,893       8,710         486
Equity in net income from minority
  equity investment.................     6,453         686          --          --          --
Minority equity interests...........   (11,809)     (3,312)     (1,049)         --          --
(Loss) gain on disposition of real
  estate............................    (1,664)        248       3,526          --         300
                                      --------    --------    --------    --------    --------
Income before extraordinary item....    87,397      78,804      67,522      49,542      29,062
Extraordinary item (2)..............        --        (882)         --          --      (3,557)
                                      --------    --------    --------    --------    --------
     Net income.....................  $ 87,397    $ 77,922    $ 67,522    $ 49,542    $ 25,505
                                      ========    ========    ========    ========    ========
Net income applicable to common
  shareholders......................  $ 60,135    $ 57,969    $ 53,322    $ 35,342    $ 24,250
                                      ========    ========    ========    ========    ========
Earnings per share data -- Basic: (3)
  Income before extraordinary
  item..............................  $   0.99    $   1.03    $   1.03    $   0.84    $   0.74
  Net income........................  $   0.99    $   1.02    $   1.03    $   0.84    $   0.65
  Weighted average number of common
     shares.........................    60,985      56,949      51,760      42,294      37,560
Earnings per share data- Diluted: (3)
  Income before extraordinary
  item..............................  $   0.95    $   1.00    $   1.03    $   0.84    $   0.74
  Net income........................  $   0.95    $   0.98    $   1.03    $   0.84    $   0.64
  Weighted average number of common
     shares.........................    63,468      58,509      52,124      42,372      37,818
Annual cash dividend................  $   1.40    $   1.31    $   1.26    $   1.20    $   1.08

                                                        AT DECEMBER 31,
                                 --------------------------------------------------------------
                                    1999          1998          1997         1996        1995
                                 ----------    ----------    ----------    --------    --------
BALANCE SHEET DATA:
Real estate (at cost)..........  $2,068,274    $1,896,763    $1,325,742    $991,647    $848,373
Real estate, net of accumulated
  depreciation.................   1,818,362     1,693,666     1,154,005     849,608     728,333
Advances to and investments in
  joint ventures...............     299,176       266,257       136,267     106,796      83,190
Total assets...................   2,320,860     2,126,524     1,391,918     975,126     830,060
Total debt.....................   1,152,051     1,000,481       668,521     478,432     405,726
Shareholders' equity...........     852,345       902,785       669,050     469,336     404,161

                                                     YEARS ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                    1999(1)     1998(1)      1997(1)      1996(1)      1995(1)
                                    --------    --------    ---------    ---------    ---------
OTHER DATA:
Cash flow provided from (used in):
  Operating activities............  $152,652    $140,078    $  94,393    $  75,820    $  49,039
  Investing activities............  (209,708)   (538,289)    (416,220)    (199,670)    (217,198)
  Financing activities............    60,788     400,453      321,832      123,851      167,252
Funds from operations(4):
  Net income applicable to common
     shareholders.................  $ 60,135    $ 57,969    $  53,322    $  35,342    $  24,250
  Depreciation and amortization of
     real estate investments......    51,498      42,631       31,955       24,832       21,706
  Equity in net income of joint
     ventures.....................   (20,621)    (12,888)     (10,893)      (8,710)        (486)
  Joint venture funds from
     operations...................    32,316      20,779       16,077       13,172        1,364
  Equity in net income from
     minority equity investment...    (6,453)       (686)          --           --           --
  Minority equity investment funds
     from operations..............    12,965       1,493           --           --           --
  Minority interest expense (OP
     Units).......................     6,541       3,069           10           --           --
  Loss (gain) on disposition of
     real estate..................     1,664        (248)      (3,526)          --         (300)
  Non-recurring and extraordinary
     items(2).....................       802         882           --           --        3,557
                                    --------    --------    ---------    ---------    ---------
                                    $138,847    $113,001    $  86,945    $  64,636    $  50,091
                                    ========    ========    =========    =========    =========
Weighted average number of common
  shares outstanding (Basic)(3)...    60,985      56,949       51,760       42,294       37,560

---------------

(1) As described in the consolidated financial statements, the Company acquired five properties in 1999 (two of which are owned through joint ventures), 41 properties in 1998 (five of which are owned through joint ventures), eight properties in 1997 (one of which is owned through a joint venture), five properties in 1996 and 20 properties in 1995 (10 of which are owned through joint ventures).

(2) In 1999, the non-recurring charge related to severance costs and in 1998 and 1995, the extraordinary charges relate primarily to the write-off of deferred finance costs.

(3) Effective August 3, 1998, the Company executed a two-for-one stock split for shareholders of record on July 27, 1998. Earnings per share data is reflected for all years utilizing SFAS 128.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company's expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability, the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and could materially affect the Company's actual results, performance or achievements.

     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

     - The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

     - The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, particularly certain of its most prominent tenants, and could be adversely affected by the bankruptcy of those tenants;

     - The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet, and the resulting retailing practices and space needs of its tenants;

     - E-commerce may affect the sales volume of the Company's tenants which may reduce the amount of percentage rental income;

     - The Company may fail to identify, acquire, construct or develop additional properties that do not produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties;

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

COMPARISON OF 1999 TO 1998 RESULTS OF OPERATIONS

  Revenues from Operations

     Total revenues increased $35.8 million, or 15.7%, to $263.9 million for the year ended December 31, 1999 as compared to $228.1 million in 1998. Base and percentage rents for 1999 increased $22.9 million, or 13.4%, to $193.8 million as compared to $170.9 million in 1998. Approximately $6.6 million of the increase in base and percentage rental income was the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1998), an increase of 5.8% over 1998 revenues from Core Portfolio Properties. The 38 shopping centers acquired by the Company in 1999 and 1998 contributed $28.1 million of additional revenue and the nine shopping center developments contributed $4.6 million. These increases were offset by a decrease of $16.4 million relating to the transfer of five business centers to American Industrial Properties REIT ("AIP") in July 1998 and the transfer of six properties to a joint venture in September 1998.

     At December 31, 1999, the aggregate occupancy rate of the Company's shopping centers was 95.7% as compared to 96.5% at December 31, 1998. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $9.20 at December 31, 1999 as compared to $8.99 at December 31, 1998. During 1999, same store sales, for those tenants required to report sales (approximately 18.9 million square feet), increased 3.4% to $235 per square foot.

     The increase in recoveries from tenants of $4.7 million was directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 1999 and 1998 shopping center acquisitions and developments. Recoveries were approximately 92.1% of operating and maintenance expenses and real estate taxes in 1999 as compared to 92.5% in 1998.

     Management fee income increased by approximately $1.5 million, primarily associated with twelve additional joint ventures formed in 1998 and 1999, and interest income increased $1.3 million primarily associated with advances made to certain joint ventures formed in 1998 and 1999. Other income generally related to increases in (i) development fee income of approximately $2.3 million, (ii) lease termination fees of approximately $1.8 million and (iii) other income, comprised of commissions, financing fees and other miscellaneous revenue items, increased approximately $1.2 million.

  Expenses from Operations

     Rental operating and maintenance expenses for the year ended December 31, 1999 increased $4.6 million, or 22.8%, to $24.6 million as compared to $20.0 million in 1998. An increase of $3.0 million was attributable to the 47 shopping centers acquired and developed in 1999 and 1998 and $3.1 million related to the Core Portfolio Properties generally associated with increased snow removal costs and other maintenance related costs. These increases were offset by a decrease of $1.5 million relating to the transfer of five business center properties to AIP in August 1998 and the transfer of six shopping center properties into a joint venture in September 1998.

     Real estate taxes increased $0.7 million, or 2.8%, to $27.2 million for the year ended December 31, 1999 as compared to $26.5 million in 1998. This increase was primarily attributable to the growth related to the 47 shopping centers acquired and developed in 1999 and 1998 which contributed $4.1 million of the increase and an additional $0.4 million of the increase primarily related to expansions associated with the Core Portfolio Properties. These increases were offset by a decrease of $3.8 million relating to the transfer of five business center properties to AIP in August 1998 and the transfer of six shopping center properties into a joint venture in September 1998.

     General and administrative expenses increased $4.9 million, or 37.6%, to $17.8 million for the year ended December 31, 1999 as compared to $12.9 million in 1998. Total general and administrative expenses were approximately 4.1% (3.9% after excluding a $0.8 million severance charge, described below) and 3.8% of total revenues, including revenues of joint ventures, for the years ended December 31, 1999 and 1998, respectively.

     The increase in general and administrative expenses is attributable to the growth of the Company primarily related to shopping center acquisitions, expansions and developments (including those owned through joint ventures), relocation of the Company's headquarters to a new office, additional consulting costs, professional services, several new key executives and a severance charge. The increase was offset by adjustments to certain variable rate executive incentive compensation accruals of approximately $1.3 million. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expense associated with the leasing and re-leasing of existing space.

     Depreciation and amortization expense increased $9.2 million, or 21.5%, to $52.4 million for the year ended December 31, 1999 as compared to $43.2 million in 1998. The increase was primarily attributable to the growth related to the 47 shopping centers acquired and developed in 1999 and 1998 which contributed $10.4 million of the increase, an additional $2.4 million increase related to the expansions and improvements associated with the Core Portfolio Properties and approximately $0.4 million related to increased depreciation expense related to personal property primarily associated with the relocation of the Company's headquarters. These increases were offset by a decrease of $4.0 million relating to the transfer of five business center properties to AIP in August 1998 and the transfer of six shopping center properties into a joint venture in September 1998.

     Interest expense, net of amounts capitalized, increased $10.8 million, or 18.9%, to $68.0 million for the year ended December 31, 1999 as compared to $57.2 million in 1998. The overall increase in interest expense was primarily related to the acquisition and development of shopping centers during 1999 and 1998. The weighted average debt outstanding and related weighted average interest rate during 1999 was $1.1 billion and 7.2%, respectively, as compared to $911.7 million and 7.4%, respectively, during 1998. Interest capitalized, in connection with development and expansion projects, was $13.5 million for the year ended December 31, 1999 as compared to $9.9 million in 1998.

  Other

     Equity in net income of joint ventures increased $7.7 million, or 60.0%, to $20.6 million in 1999 as compared to $12.9 million in 1998. An increase of $6.9 million is primarily attributable to the joint ventures formed/acquired during 1998 and 1999 and the remaining $1.1 million increase is primarily due to the Community Centers Joint Venture and Liberty Fair Joint Venture of $0.9 million and $0.2 million, respectively. This increase in income of $6.9 million is comprised of $2.8 million relating to the formation of a joint venture in September 1998 with DRA Advisors whereby the Company contributed six wholly owned shopping centers, $1.1 million from DD Development Company and $1.5 million through the formation of the Sansone management and development companies. An additional $0.3 million relates to the acquisition of four joint venture interests acquired from Continental Real Estate Companies ("Continental") of Columbus, Ohio during the first half of 1998. The Company's joint venture in Merriam, Kansas contributed $0.4 million of additional income and a joint venture in Leawood, Kansas contributed $0.7 million of additional income. The remaining $0.1 million increase primarily relates to various other joint ventures formed in 1998 to develop shopping center properties which were in the lease-up phase in 1999.

     Equity in net income of minority equity investment increased $5.8 million, to $6.5 million for the year ended December 31, 1999, as compared to $0.7 million for the same period in 1998. This increase related to the

Company's equity investment in AIP (NYSE: IND) which began in August 1998. Initially, the Company owned approximately 16% of the outstanding shares of AIP and as of December 31, 1999, the Company owned approximately 9.7 million shares of AIP which approximates 46.1% of AIP's outstanding common shares.

     The expense relating to minority interests increased $8.5 million, to $11.8 million for the year ended December 31, 1999 as compared to $3.3 million in 1998. An increase of $5.0 million relates to the Company's issuance of preferred operating partnership minority units ("Units") in September 1999 and December 1998. These units may be exchanged, under certain circumstances, into preferred and/or common shares of the Company. An increase of $3.6 million relates to the Company's issuance of operating partnership units ("OP Units") as partial consideration for shopping centers acquired in 1998 and 1999. This increase related to the Company's purchase of 22 shopping centers in 1998 and 1999 and as consideration, the related issuance of OP Units which are exchangeable, in certain circumstances and at the option of the Company, into 4.7 million common shares of the Company or for cash. This expense represents the income allocation associated with the priority distributions associated with the minority equity interests. These increases were offset by a $0.1 million net decrease related to minority interests in shopping centers.

     The loss on disposition of real estate aggregating $1.7 million primarily relates to the sale of a shopping center and residual land in Pensacola, Florida aggregating a $2.2 million loss. The shopping center was sold to a major retailer. In connection with this disposition, the Company developed a 17,000 square foot shopping center adjacent to the site sold. In addition, the Company sold four properties at an aggregate gain of approximately $0.5 million which offsets the previously described loss. Net proceeds received in conjunction with the above sales aggregated $13.9 million.

     The extraordinary item, which aggregated $0.9 million for the year ended December 31, 1998, relates to the write-off of unamortized deferred finance costs associated with the amended and restated $375 million revolving credit facility.

  Net Income

     Net income increased $9.5 million to $87.4 million for the year ended December 31, 1999 as compared to $77.9 million in 1998. The increase in net income was primarily attributable to increased net operating revenues (total revenues less operating and maintenance expenses, real estate taxes, and general and administrative expense) aggregating $25.5 million, resulting from new leasing, re-tenanting and expansion of Core Portfolio Properties and the 47 shopping centers acquired and developed in 1999 and 1998. An additional increase of $13.5 million related to equity in net income from joint ventures and minority equity investment and an increase of $0.9 million relating to the 1998 extraordinary item. This increase was offset by increases in interest expense, depreciation and amortization, minority interest expense and a loss on disposition of real estate of $10.8 million, $9.2 million, $8.5 million and $1.9 million, respectively.

COMPARISON OF 1998 TO 1997 RESULTS OF OPERATIONS

  Revenues from Operations

     Total revenues increased $58.9 million, or 34.8%, to $228.1 million for the year ended December 31, 1998 as compared to $169.2 million in 1997. Base and percentage rents for 1998 increased $44.6 million, or 35.3%, to $170.9 million as compared to $126.3 million in 1997. Approximately $4.8 million of the increase in base and percentage rental income was the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1997), an increase of 4.6% over 1997 revenues from Core Portfolio Properties. The 48 shopping centers acquired by the Company in 1998 and 1997 contributed $44.1 million of additional revenue and the 5 new shopping center developments contributed $4.2 million. These increases were offset by a decrease of $1.3 million relating to the sale of one shopping center in December 1997 and the transfer of five business centers to AIP in July 1998 and $7.2 million relating to the transfer of six properties to a joint venture in September 1998.

     At December 31, 1998, the aggregate occupancy rate of the Company's shopping centers was 96.5% as compared to 96.1% at December 31, 1997. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $8.99 at December 31, 1998 as compared to $8.49 at December 31, 1997. During 1998, same store sales, for those tenants required to report sales (approximately 17.5 million square feet), increased 3.0% to $231 per square foot.

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

     Real estate taxes increased $6.5 million, or 32.5%, to $26.5 million for the year ended December 31, 1998 as compared to $20.0 million in 1997. This increase was primarily attributable to the growth related to the 53 shopping centers acquired and developed in 1998 and 1997 which contributed $7.5 million of the increase. An additional $0.8 million increase primarily related to expansions associated with the Core Portfolio Properties. These increases were offset by a decrease of $1.8 million relating to the sale and/or transfer of 12 properties in 1997 and 1998.

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

     Interest expense, net of amounts capitalized, increased $21.6 million, or 60.9%, to $57.2 million for the year ended December 31, 1998 as compared to $35.6 million in 1997. The overall increase in interest expense was primarily related to the acquisition and development of 53 shopping centers during 1998 and 1997. The weighted average debt outstanding and related weighted average interest rate during 1998 was $911.7 million and 7.4%, respectively, as compared to $510.5 million and 7.7%, respectively, during 1997. Interest capitalized, in connection with development and expansion projects, was $9.9 million for the year ended December 31, 1998 as compared to $4.0 million in 1997.

  Other

     Equity in net income of joint ventures increased $2.0 million, or 18.3%, to $12.9 million in 1998 as compared to $10.9 million in 1997. This increase is primarily attributable to the joint ventures formed or acquired during 1998 which aggregated approximately $3.2 million of income. Approximately $1.3 million related to four joint venture interests acquired from Continental during the first half of 1998. An additional $1.2 million relates to the formation of a joint venture in September 1998 with DRA Advisors whereby the Company contributed six wholly owned shopping centers to a newly formed joint venture in exchange for cash of $192 million and a 50% joint venture interest. The remaining $0.7 million increase primarily relates to various other joint ventures formed including Merriam, Nassau Pavilion, Retail Value Fund, OliverMcMillan and Sansone Management Company. The above increases were offset by a decrease in net income from the Community Center Joint Ventures of approximately $1.0 million, primarily associated with an increase in interest costs relating to the refinancing of the variable rate bridge financings to long term fixed rate financing in May 1997.

     Equity in net income of minority equity investment of $0.7 million relates to the Company's investment in AIP for the period July 30, 1998 to December 31, 1998. At December 31, 1998, the Company owned 5.9 million shares of AIP which represented approximately 34.5% of AIP's outstanding common shares.

     The expense relating to minority interests increased $2.3 million, to $3.3 million for the year ended December 31, 1998 as compared to $1.0 million in 1997. The increase generally relates to the Company's issuance of OP Units as partial consideration for 21 shopping centers acquired in 1998. These OP Units are exchangeable, in certain circumstances and at the option of the Company, into approximately 4.6 million common shares of the Company. This increase is offset by the Company's purchase, in March 1998, of the minority interest in one shopping center located in Cleveland, Ohio, for approximately $16.3 million. The minority equity interest expense primarily represents the priority distributions associated with such interests.

     The extraordinary item, which aggregated $0.9 million for the year ended December 31, 1998, relates to the write-off of unamortized deferred finance costs associated with the Company's former $150 million revolving credit facility which was replaced with a $375 million revolving credit facility.

  Net Income

     Net income increased $10.4 million to $77.9 million for the year ended December 31, 1998 as compared to $67.5 million in 1997. The increase in net income was primarily attributable to increased net operating revenues (total revenues less operating and maintenance expenses, real estate taxes, and general and administrative expense) aggregating $46.7 million, resulting from new leasing, re-tenanting and expansion of Core Portfolio Properties and the 53 shopping centers acquired and developed in 1998 and 1997. An additional increase of $2.7 million related to equity in net income from joint ventures and minority equity investment. This increase was offset by increases in interest expense, depreciation and amortization, minority interest expense, extraordinary item and a reduction of gain on sales of real estate of $21.6 million, $10.9 million, $2.3 million, $0.9 million and $3.3 million, respectively.

                             FUNDS FROM OPERATIONS

     Management believes that Funds From Operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (or losses) from sales of real estate, non-recurring charges and extraordinary items, adjusted for certain non-cash items, principally real property depreciation, equity income from its joint ventures and equity income from its minority equity investment and adding the Company's proportionate share of FFO from its unconsolidated joint ventures and minority equity investment, determined on a consistent basis.

     The Company calculates FFO in accordance with the foregoing definition, which is currently used by the National Association of Real Estate Investment Trusts ("NAREIT"). Certain other real estate companies may calculate FFO in a different manner.

     In 1999, FFO increased $25.8 million, or 22.8%, to $138.8 million as compared to $113.0 million in 1998 and $86.9 million in 1997. The increases in each year were attributable to the continuing increases in revenues from Core Portfolio Properties, acquisitions, developments and joint venture interests.

     The Company's calculation of FFO is as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Net income applicable to common shareholders(1)............  $ 60,135    $ 57,969    $ 53,322
Depreciation and amortization of real estate investments...    51,498      42,631      31,955
Equity in net income of joint ventures.....................   (20,621)    (12,888)    (10,893)
Equity in net income of minority equity investment.........    (6,453)       (686)         --
Joint ventures' FFO(2).....................................    32,316      20,779      16,077
Minority equity investment FFO.............................    12,965       1,493          --
Minority interest (OP Units)...............................     6,541       3,069          10
Loss (gain) on disposition of real estate..................     1,664        (248)     (3,526)
Non-recurring and extraordinary items......................       802         882          --
                                                             --------    --------    --------
                                                             $138,847    $113,001    $ 86,945
                                                             ========    ========    ========

---------------

(1) Includes straight-line rental revenues, which approximated $4.1 million, $3.3 million and $2.0 million in 1999, 1998 and 1997, respectively, primarily relating to acquisitions and new developments.

(2) Joint ventures' FFO is summarized as follows (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                -------    -------    -------
    Net income(a).............................................  $38,045    $25,070    $22,132
    Depreciation and amortization of real estate
      investments.............................................   22,948     16,009     11,658
    Gain on sales of real estate..............................     (344)      (314)    (1,085)
                                                                -------    -------    -------
                                                                $60,649    $40,765    $32,705
                                                                -------    -------    -------
    DDRC ownership interests(b)...............................  $32,316    $20,779    $16,077
                                                                =======    =======    =======

     --------------------

     (a) Includes straight-line rental revenue of approximately $4.2 million, $3.1 million and $2.9 million in 1999, 1998 and 1997, respectively. The Company's proportionate share of straight-line rental revenues was $2.1 million, $1.5 million and $1.4 million in 1999, 1998 and 1997, respectively.

     (b) At December 31, 1999, the Company owned joint venture interests relating to 28 operating shopping center properties, a 25% interest in the Prudential Retail Value Fund and a 50% joint venture in a real estate management company. At December 31,1998, the Company owned joint venture interests relating to 26 operating shopping center properties, a 25% interest in the Prudential Retail Value Fund and a 50% joint venture interest in a real estate management company. At December 31, 1997, the Company owned joint venture interests relating to 14 operating shopping center properties.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and principal payments on outstanding indebtedness, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of OP Units and joint venture capital, will provide the necessary capital to achieve continued growth. Cash flow from operating activities for 1999 increased to $152.7 million as compared to $137.5 million in 1998. The increase was attributable to the 47 shopping center acquisitions and developments completed in 1999 and 1998, new leasing, expansion and re-tenanting of the Core Portfolio Properties and the equity offerings completed in 1999 and 1998.

     The Company satisfied its REIT requirement of distributing at least 95% of ordinary taxable income with declared common and preferred share dividends of $112.5 million in 1999 as compared to $95.1 million and $79.7 million in 1998 and 1997, respectively. Accordingly, federal income taxes were not incurred at the corporate level. The Company's common share dividend payout ratio for the year approximated 61.4% of its 1999 FFO as compared to 67.0% and 75.3% in 1998 and 1997, respectively.

     In December 1999, the REIT Modernization Act ("RMA") was passed by the federal government. The RMA, which is effective in 2001, allows REITs to own a taxable REIT subsidiary which can provide services to a REIT's tenants without disqualifying the rents that a REIT receives from these tenants. In addition, this act lowers the distribution requirements for a REIT from 95% to 90% of its ordinary taxable income.

     An increase in the 2000 quarterly dividend per common share to $0.36 from $0.35 was approved in March 2000 by the Company's Board of Directors. It is anticipated that the new dividend level will continue to result in a conservative payout ratio. A low payout ratio enables the Company to retain more capital which will be utilized towards attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

ACQUISITIONS, EXPANSIONS AND DEVELOPMENTS

     During the three year period ended December 31, 1999, the Company and its joint ventures expended $2.1 billion, net, to acquire, develop, expand, improve and re-tenant its properties as follows (in millions):

                                                               1999       1998       1997
                                                              ------    --------    ------
COMPANY:
  Acquisitions..............................................  $ 78.3(1) $  688.4(3) $267.9
  Completed expansions......................................    43.3        11.2      29.8
  Developments and construction in progress.................    75.6       121.0      41.1
  Tenant improvements and building renovations..............     6.6         4.4       3.5
  Furniture and fixtures and equipment......................     5.3         2.3       0.7
  Other real estate investments.............................      --          --      72.1
                                                              ------    --------    ------
                                                               209.1       827.3     415.1
  Less real estate sales and property contributed to joint
     ventures...............................................   (37.6)     (328.8)     (8.9)
                                                              ------    --------    ------
       Company total........................................   171.5       498.5     406.2
                                                              ------    --------    ------
JOINT VENTURES:
  Acquisitions/Contributions................................    96.5(2)    489.3(4)   38.8
  Completed expansions......................................     3.3          --       9.2
  Developments and construction in progress.................   169.0        86.7      31.9
  Tenant improvements and building renovations..............     1.5         1.8       0.2
  Minority equity investment in AIP.........................    42.2        95.1        --
                                                              ------    --------    ------
                                                               312.5       672.9      80.1
       Less real estate sales...............................   (26.5)(1)   (33.8)     (6.1)
                                                              ------    --------    ------
       Joint ventures total.................................   286.0       639.1      74.0
                                                              ------    --------    ------
                                                              $457.5    $1,137.6    $480.2
                                                              ======    ========    ======

---------------

(1) Includes a transfer of the Everett development project to the Company and Salem to DD Development Company.

(2) Includes a transfer of $20.4 million from the Company relating to the development project in Coon Rapids, MN and the transfer of the 13 remaining Best Products sites from the Retail Value Fund, which had an aggregate cost basis of $43.9 million at December 31, 1999.

(3) Includes developments and construction in progress aggregating $64.9 million at the date of acquisition.

(4) Includes transfers aggregating $323.1 million from the Company and the acquisition of joint venture interests aggregating $166.2 million.

  Acquisitions 1999

     In November 1999, the Company acquired, through a 50% owned joint venture, the fourth phase of a shopping center in Phoenix, Arizona which aggregates 125,000 square feet. The total purchase price for the fourth phase of this center aggregated approximately $15.6 million.

     In July 1999, the Company acquired Deer Valley Towne Center, a 198,000 square foot shopping center in Phoenix, Arizona, for an aggregate purchase price of $25.8 million. The Company transferred this property in March 2000 to a 50% owned joint venture with DRA Advisors.

     In August 1998, the Company announced a strategic investment in AIP. Through December 31, 1998, the Company acquired 5.9 million common shares of AIP at an aggregate cost of $91.3 million. In January 1999, the Company acquired 3.4 million additional common shares of AIP for approximately $51.8 million. In August 1999, the Company purchased an additional 0.4 million shares of AIP for approximately $5.5 million. At December 31, 1999, the Company's ownership in AIP approximated 46.1% of the total outstanding shares of AIP.

     In June 1999, DD Development Company, a Company in which DDR has an equity ownership interest, acquired Prudential Real Estate Investors' ("PREI") limited partnership interest in a joint venture, Hendon/DDR/ BP, LLC, which owned 15 sites formerly occupied by Best Products at a cost of approximately $29.7 million. As a result, the Company's aggregate investment in the joint venture increased to approximately $36 million. Eleven of the sites are leased as of December 31, 1999 and two were sold as of December 31, 1999. In addition, in June 1999, Hendon/DDR/BP, LLC, entered into a $25 million mortgage, with a financial institution secured by the leased sites. The net financing proceeds were used to repay advances made by the Company to the joint venture.

     In April 1999, the Company acquired a 50% interest in a 206,000 square foot shopping center in St. Louis, Missouri. The joint venture's aggregate purchase price was $16.6 million and included the assumption of debt aggregating $13.0 million.

  Expansions 1999

     During 1999, the Company, on a wholly-owned basis and through certain joint ventures, completed fourteen expansion projects at an aggregate cost of $46.6 million. The major expansion projects completed during 1999 are as follows:

     - A 132,000 square foot Home Depot and Cost Plus expansion at The Plazas at Great Northern in North Olmsted, Ohio.

     - A 183,000 square foot Wal-Mart Superstore at Springdale Plaza in Camden, South Carolina.

     - A 33,500 square foot Office Max and retail expansion at Quincy Place Mall in Ottumwa, Iowa.

     - A 137,800 square foot Wal-Mart and Office Max expansion at Western Plaza in Jacksonville, North Carolina.

     - A 32,000 square foot Bed, Bath & Beyond expansion at Spring Creek Centre in Fayetteville, Arkansas.

     - A 23,500 square foot Office Max expansion at Copper Country Mall in Houghton, Michigan.

     In addition, the Company is currently expanding/redeveloping three of its shopping centers at an aggregate cost of $6.3 million. These expansion projects include:

     - A 71,000 square foot retail expansion at Springdale Plaza in Camden, South Carolina.

     - A 26,000 square foot retail expansion at the K-Mart shopping center in Brandon, Florida.

     - A 25,000 square foot Old Navy expansion at the Spring Creek Centre in Fayetteville, Arkansas.

     The Company is also planning to commence expansion/redevelopment projects at five additional shopping centers located in: North Charleston, South Carolina; North Canton, Ohio; Maple Grove, Minnesota; Mount Pleasant, South Carolina and Wilmington, North Carolina.

  Development (Wholly Owned) 1999

     During 1999, the Company completed construction at the following five shopping centers:

     - A 185,000 square foot shopping center in Solon, Ohio, which includes a Borders, Bed, Bath & Beyond, Mustard Seed (a gourmet grocery store), Old Navy, Talbots, Pier 1 and Newman Outfitters.

     - A 200,000 square foot second phase of its Erie, Pennsylvania center anchored by Home Depot (not owned by the Company), PETsMART and Circuit City.

     - Phase I of the 282,000 square foot shopping center in Toledo, Ohio, which includes Kohl's, Gander Mountain, Bed, Bath & Beyond and Babies R Us.

     - Phase I of the 185,000 square foot shopping center in Oviedo, Florida (a suburb of Orlando), which included OfficeMax, Michael's, Ross Dress for Less and Shoe Carnival.

     - A 170,000 square foot Phase II development in Macedonia, Ohio which includes Home Depot and Cinemark Theaters.

     Phase II of both the Toledo, Ohio and Oviedo, Florida projects are under construction and scheduled for completion in 2000. The other wholly-owned development projects are as follows:

     - A 416,000 square foot shopping center in Meridian, Idaho (a suburb of Boise), which is scheduled for completion in 2000 and is expected to be anchored by Wal-Mart (not owned by the Company), Shopko (which opened during the fourth quarter of 1999), Shepler's, Bed, Bath & Beyond, Office Depot and Old Navy.

     - The Company is also in the initial phase of development relating to a shopping center located in Riverdale, Utah.

  Development (Joint Ventures) 1999

     During 1999, the Company through certain joint ventures completed construction of the following three shopping centers:

     - The Village Shoppes of Salem, a 170,278 square foot shopping center in Salem, New Hampshire, which is anchored by Best Buy, Linens N' Things, MVP Sports, CompUSA, Michael's and Big Party.

     - Phase I of The Commons, a 310,475 square foot shopping center in Salisbury, Maryland. Phase I is anchored by Michael's, OfficeMax, PETsMART, Home Depot (not owned by the Company) and Target (not owned by the Company). Upon completion, the Company acquired its joint venture partners' interest.

     - Phase I of Connecticut Commons, a 569,340 square foot shopping center in Plainville, Connecticut. Phase I is anchored by Lowe's Home Improvement, K-mart, Sony/Loews Theater and A.C. Moore.

     During 1998 and 1999, the Company entered into joint venture development agreements on an additional eight shopping center projects with leading regional developers. These eight projects have a projected aggregate cost of approximately $321.7 million. Several of these projects have commenced development and are currently scheduled for completion in 2000. In addition to the Salem, New Hampshire and Plainville, Connecticut developments discussed above, the Company is currently financing projects located in Round Rock, Texas; Hagerstown, Maryland; Deer Park, Illinois and Long Beach, California, through the Prudential/DDR Retail Value Fund and also intends to finance its investment in the Fenton, Missouri project through this fund.

     In 1999, the Company entered into a joint venture relating to a 642,000 square foot shopping center in Coon Rapids, Minnesota, the initial phase of which is scheduled to be completed in March 2000 and is anchored by a Kohl's (opened fourth quarter 1999) and Jo-Ann, ETC. The Company owns a 25% equity interest.

     The Company, through its affiliate DDR OliverMcMillan, LP ("DDROM") continued to pursue six urban entertainment and retail projects aggregating 1.2 million square feet of gross leasable area ("GLA") at a projected cost of approximately $233 million. The majority of the above projects are scheduled to commence construction in 1999 and 2000 with completion occurring between 2000 and 2002. The Company may also pursue partnership relationships with institutional investors in conjunction with the above projects.

  1998 Activity

     During 1998, the Company and its joint ventures completed the acquisition of, or investment in, 41 shopping centers aggregating 7.4 million square feet of Company owned gross leasable area (GLA) for an aggregate investment of approximately $854.6 million. In December 1998, the Company acquired a 50% ownership interest in a 0.4 million square foot shopping center in Leawood, Kansas. The Company's investment aggregated approximately $18 million and was comprised of an equity investment of approximately $12.3 million and a note receivable due from the joint venture partner of $5.7 million. In September 1998, the Company entered into a 50/50 joint venture with DRA Advisors. In conjunction with this joint venture the Company contributed properties valued at approximately $238 million to the joint venture and DRA contributed cash of approximately $42 million. In addition, the joint venture entered into a $156 million, seven year mortgage with a coupon interest rate of 6.64%. Net proceeds aggregating approximately $192 million were distributed to the Company and used to repay borrowings on the Company's revolving credit facilities. The Company continues to manage the shopping centers and receive market fees for these services.

     In 1998, the Company, in a joint release with AIP, announced the execution of a definitive agreement providing for the strategic investment in AIP by the Company. In July 1998, the Company, in exchange for five industrial properties owned by the Company with a net book value of $7.4 million and valued at approximately $19.5 million, acquired approximately 1.3 million additional newly issued AIP shares of beneficial interest. As of December 31, 1998, the Company had purchased 5.9 million of common shares for approximately $91.3 million. Combined, the Company's acquired shares represented 34.5% of AIP's total outstanding shares as of December 31, 1998.

     During 1998, the Company completed seven expansion projects at an aggregate cost of $11.2 million. During 1998, the Company substantially completed the construction of a 445,000 square foot shopping center in Merriam, Kansas which was being developed through a joint venture formed in October 1996, 50% of which is owned by the Company. The Company began construction at four shopping centers including: (i) a 200,000 square foot second phase of the Company's Erie, Pennsylvania center; (ii) a 280,000 square foot shopping center in Toledo, Ohio;
(iii) a 185,000 square foot shopping center in Solon, Ohio and (iv) a 220,000 square foot shopping center in Oviedo, Florida (a suburb of Orlando).

     In 1998, the Company entered into joint venture development agreements for six additional projects with various developers throughout the country. In May 1998, the Company formed DDROM, with OliverMcMillan, LLC, based in San Diego, California to develop, acquire, operate and manage urban entertainment and retail projects throughout the United States. DDROM's initial investments are comprised of six OliverMcMillan urban entertainment and retail projects located in Southern California and Reno, Nevada.

  1997 Activity

     During 1997, the Company acquired seven shopping centers aggregating 2.4 million square feet of Company owned GLA for an aggregate investment of approximately $267.9 million. In addition, in January 1997, the Company entered into a joint venture with certain institutional investors which are advised by DRA Advisors, Inc. to acquire a 0.3 million square foot shopping center located in San Antonio, Texas. The aggregate cost of the shopping center was approximately $38.3 million of which the Company's proportionate ownership share is 35%. The Company also contributed approximately $0.5 million of additional assets to the DOTRS Joint Venture during 1997.

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

     In December 1997, the Company acquired 33 retail redevelopment sites, formerly occupied by Best Products, at a cost of approximately $54.5 million. In February 1998, these assets were contributed to the Prudential/DDR Retail Value Fund, a joint venture with Prudential Real Estate Investors.

                              FINANCING ACTIVITIES

     The above acquisitions, developments and expansions were generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, unsecured public debt, common and preferred equity offerings, joint venture capital, OP Units and asset sales. Total debt outstanding at December 31, 1999 was $1.2 billion as compared to $1.0 billion and $668.5 million at December 31, 1998 and 1997, respectively. In 1999, the Company increased total debt by $151.6 million primarily to fund acquisitions, developments, expansions and other real estate investments.

     Through December 31, 1999, the Company purchased in open market transactions 1,860,300 of its common shares, at prices ranging from $12.69 to $14.00, for an aggregate purchase price of approximately $25.8 million. For the period January 1, 2000 through March 3, 2000, the Company initiated the purchase of an additional 1,163,700 shares for an aggregate purchase price of approximately $13.7 million. In February and August 1999, the Company's Board of Directors authorized the officers of the Company to implement and continue a common share repurchase program in response to what the Company believed was a distinct undervaluation of the Company's common shares in the public market. Under the terms authorized by the Company's Board, as amended in November 1999, the Company may purchase in the open market, subject to certain requirements, common shares of the Company, up to a maximum value of $200 million. The Company may invest proceeds from the sale of assets to purchase these shares. It is not the Company's intention to increase the leverage on its balance sheet to implement this stock repurchase program.

     Also in December 1999, one of the Company's joint ventures refinanced its secured mortgage and entered into a ten year fixed rate mortgage for $21.3 million with interest at 8.46%. Additional proceeds from this refinancing of approximately $6.4 million were used to repay a portion of a note payable to the Company.

     During 1999, the Prudential/DDR Retail Value Fund ("Fund"), a joint venture in which the Company effectively owns a 25% interest, agreed to acquire the Company's 50% joint venture interests relating to the development of six shopping centers. The Company was reimbursed by the Fund for approximately $74.3 million associated with development costs incurred on each of these projects. The Company also obtained third party financing for three of these projects aggregating approximately $77.1 million with rates ranging from LIBOR plus 175 to LIBOR plus 180. In addition, the Company transferred its interest in a shopping center development in Coon Rapids, Minnesota, a suburb of Minneapolis, to a joint venture in which the Company retained a 25% interest and was reimbursed $2.5 million relating to development costs previously incurred on this project. The Company also sold certain land parcels adjacent to its shopping center in Wilmington, North Carolina and received aggregate proceeds of approximately $6.1 million.

     In September 1999, the Company completed a $75 million private placement of
0.3 million, 8.875% perpetual preferred "down-REIT" partnership units with an institutional investor. The units may be exchanged, under certain circumstances, for Class K, 8.875% cumulative preferred shares. The units may be exchangeable into common shares if the Company fails to pay dividends for six consecutive quarters. The net proceeds of approximately $73.1 million were effectively used to repay approximately $25.8 million in mortgage indebtedness and $40.1 million in convertible debentures which matured on August 15, 1999. The balance of these proceeds was used to repay variable rate borrowings under the Company's revolving credit facilities.

     In March 1999, the Company filed a $750 million shelf registration statement with the SEC pursuant to which the Company may issue senior or subordinated debt securities, common shares, preferred shares or warrants to purchase common shares.

     In March 1999, the Company amended its revolving credit facility with National City Bank to increase the available borrowings to $25 million from $20 million, to convert it to a secured facility and to extend the agreement through November 2002. The credit facility is secured by certain partnership investments. The Company also maintains the right to convert the credit facility back to an unsecured credit facility and to reduce the credit facility amount to $20 million.

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

     During the year ended December 31, 1999, the Company issued $2.7 million in OP Units in conjunction with the purchase of certain expansion areas at two recently acquired shopping centers and the purchase of joint venture interests. These OP Units are, in certain circumstances and at the election of the Company, exchangeable into approximately 139,000 common shares of the Company or for cash.

     A summary of the aggregate gross proceeds raised through the issuance of common shares, preferred shares, preferred partnership units, warrants, senior unsecured notes, construction loans and OP Units issued as consideration for the purchase of real estate assets aggregated $983.5 million during the three year period ended December 31, is as follows (in millions):

                                                              1999      1998      1997
                                                              -----    ------    ------
EQUITY:
  Common shares.............................................  $  --    $ 80.9    $204.1
  Operating partnership units...............................    2.7      91.4       0.4
  Class C preferred shares..................................     --     100.0        --
  Class D preferred shares..................................     --      54.0        --
  Preferred partnership units and warrant...................   75.0      35.0        --
                                                              -----    ------    ------
          Total Equity......................................   77.7     361.3     204.5
DEBT:
  Senior fixed rate notes...................................     --     200.0     102.0
  Construction loans........................................    8.3      29.7        --
                                                              -----    ------    ------
                                                              $86.0    $591.0    $306.5
                                                              =====    ======    ======

     During the year ended December 31, 1999, the Company also assumed mortgage debt in conjunction with certain property acquisitions aggregating $18.0 million.

                                 CAPITALIZATION

     At December 31, 1999, the Company's capitalization consisted of $1.2 billion of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $466.6 million), $413.8 million of preferred stock and preferred partnership units and $826.7 million of market equity (market equity is defined as common shares outstanding and operating partnership units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 1999 of $12.875) resulting in a debt to total market capitalization ratio of .48 to 1.0 as compared to the ratios of .40 to
1.0 and .36 to 1.0 at December 31, 1998 and 1997, respectively. At December 31, 1999, the Company's total debt consisted of $751.0 million of fixed rate debt and $401.1 million of variable rate debt.

     It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financings in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. As of December 31, 1999, the Company had a shelf registration statement with the Securities and Exchange Commission under which $750 million of debt securities, preferred shares or common shares may be issued. In addition, as of December 31, 1999, the Company had $109.2 million available under its $400.0 million of revolving credit facilities. As of December 31, 1999, the Company also had 118 operating properties with $201.4 million, or 72.5%, of the total revenue for the year ended December 31, 1999 which were unencumbered thereby providing a potential collateral base for future borrowings.

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

                              ECONOMIC CONDITIONS

     Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate sections and geographic regions with differing intensities and at different times. Adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The Company's shopping centers are typically anchored by one or more discount department stores (Wal-Mart, Kmart, Target), off price department stores (Kohl's, TJ Maxx/Marshalls), home improvement stores (Home Depot, Lowes) and supermarkets which generally offer day-to-day necessities, rather than high-priced luxury items. Since these merchants typically perform better in an economic recession than those who market high priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

     During 1999 and 1998, certain national and regional retailers have experienced financial difficulties and several have filed for protection under bankruptcy laws. Although the Company has a number of tenants filing for protection under bankruptcy laws, the Company has not incurred any significant financial losses through March 3, 2000 with regard to the Company's portfolio of tenants.

YEAR 2000

     The Year 2000 issue ("Year 2000") resulted from computer programs being written using two digits rather than four to define the applicable year. A concern arose that if not corrected, computer programs having time-sensitive hardware and software may have interpreted a date using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or erroneous results.

     In 1999 and through March 3, 2000, the Company did not experience any difficulties with either its information technology ("IT"), non-IT systems or significant suppliers or vendors with the arrival of the Year 2000. The Company expended approximately $94,000 in connection with upgrading building management, mechanical and computer systems and believes that the Company's Year 2000 assessments are complete. The Company does not anticipate any further expense to be incurred for Year 2000 remediation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. At December 31, 1999 and 1998, approximately 65.2% and 83.6%, respectively, of the Company's debt (excluding joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 7.3 years and 7.9 years, respectively, and a weighted average interest rate of approximately 7.5% and 7.6%, respectively. The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 1.2 years and
2.3 years, respectively, and a weighted average interest rate of approximately 7.4% and 6.5%, respectively, at December 31, 1999 and 1998. As of December 31, 1999 and 1998, the Company's joint ventures' indebtedness aggregated $721.9 million and $601.6 million, respectively, of fixed rate debt, of which the Company's proportionate share was $364.4 million and $310.0 million, respectively, and $203.1 million and $117.2 million, respectively, of variable rate debt, of which the Company's proportionate share was $102.2 million and $59.6 million, respectively. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities in order to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

     At December 31, 1999 and 1998, the fair value of the Company's fixed rate debt amounted to a liability of $729.0 million and $823.5 million, respectively (excluding joint venture debt) compared to its carrying amount of $751.0 million and $836.3 million, respectively. The fair value of the Company's proportionate share of joint venture fixed rate debt was $353.3 million and $315.8 million, respectively, compared to its carrying amount $364.4 million and $310 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 1999 and 1998 would have changed the fair value of the Company's fixed rate debt to a liability of $765.9 million and $866.1 million, respectively, and would have changed the fair value of the Company's proportionate share of joint ventures fixed rate debt to a liability of $366.5 million and $319.7 million, respectively. The sensitivity to changes in interest rate of the Company's fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included in a separate section at the end of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 15, 2000, and the information under the heading "Executive Officers" in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 15, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 15, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the "Certain Transactions" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 15, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     a.)  1. Financial Statements

             The following documents are filed as a part of this report:

             Report of Independent Accountants - Developers Diversified Realty Corporation

             Consolidated Balance Sheets as of December 31, 1999 and 1998.

             Consolidated Statements of Operations for the three years ended December 31, 1999.

             Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1999.

             Consolidated Statements of Cash Flows for the three years ended December 31, 1999.

             Notes to the Consolidated Financial Statements.

          2. Financial Statement Schedules

             The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:

          SCHEDULE

          II Valuation and Qualifying Accounts Reserves for the three years ended December 31, 1999

          III Real Estate and Accumulated Depreciation at December 31, 1999

          Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

     b.) Current Reports on Form 8-K were filed on January 29, 1999 and March 8, 1999 in which information regarding Items 2, 5 and 7 of Form 8-K was reported.

     c.) Exhibits

          The following exhibits are filed as part of, or incorporated by reference into, this Report:

EXHIBIT NO.
UNDER REG.                                                                FILED HEREWITH OR
    S-K        FORM 10-K                                               INCORPORATED HEREIN BY
 ITEM 601     EXHIBIT NO.               DESCRIPTION                           REFERENCE
-----------   -----------    ---------------------------------    ---------------------------------
     2             2.1       Share Purchase Agreement between     AIP's Current Report on Form 8-K
                             the Company and American             (Filed with the SEC on August 5,
                             Industrial Properties REIT           1998, SEC file number 1-9016)
                             ("AIP") 1998, SEC file number
                             1-9016) dated as of July 30, 1998
     2             2.2       Amendment No. 1 to the Share         Amendment No. 1 to Schedule 13D
                             Purchase Agreement between the       (Filed with the SEC with respect
                             Company and AIP dated as of          to AIP by the Company on
                             September 14, 1998                   September 17, 1998, SEC file
                                                                  number 1-9016)
     3             3.1       Amended and Restated Articles of     Quarterly Report on Form 10-Q
                             Incorporation of the Company         (Filed with the SEC on August 16,
                                                                  1999)
     3             3.2       Code of Regulations of the           Quarterly Report on Form 10-Q
                             Company                              (Filed with the SEC on August 16,
                                                                  1999)
     4             4.1       Specimen Certificate for Common      Form S-11 Registration No.
                             Shares                               33-54930 (Filed with the SEC on
                                                                  November 23, 1992)
     4             4.2       Specimen Certificate for             Annual Report on Form 10-K (Filed
                             Depositary Shares Relating to        with the SEC on March 30, 1996)
                             9.5% Class A Cumulative
                             Redeemable Preferred Shares
     4             4.3       Specimen Certificate for 9.5%        Annual Report on Form 10-K (Filed
                             Class A Cumulative Redeemable        with the SEC on March 30, 1996)
                             Preferred Shares
     4             4.4       Specimen Certificate for             Annual Report on Form 10-K (Filed
                             Depositary Shares Relating to        with the SEC on March 30, 1996)
                             9.44% Class B Cumulative
                             Redeemable Preferred Shares
     4             4.5       Specimen Certificate for 9.44%       Annual Report on Form 10-K (Filed
                             Class B Cumulative Redeemable        with the SEC on March 30, 1996)
                             Preferred Shares
     4             4.6       Form of Indemnification Agreement    Form S-11 Registration No.
                                                                  33-54930 (Filed with the SEC on
                                                                  November 23, 1992)
     4             4.7       Indenture dated as of May 1, 1994    Filed herewith
                             by and between the Company and
                             Chemical Bank, as Trustee
     4             4.8       Indenture dated as of May 1, 1994    Filed herewith
                             by and between the Company and
                             National City Bank, as Trustee
                             (the "NCB Indenture")
     4             4.9       First Supplement to NCB Indenture    Filed herewith

EXHIBIT NO.
UNDER REG.                                                                FILED HEREWITH OR
    S-K        FORM 10-K                                               INCORPORATED HEREIN BY
 ITEM 601     EXHIBIT NO.               DESCRIPTION                           REFERENCE
-----------   -----------    ---------------------------------    ---------------------------------
     4            4.10       Shareholder Rights Agreement         Quarterly Report on Form 10-Q
                             dated as of May 26, 1999 between     (Filed with the SEC on August 16,
                             the Company and National City        1999)
                             Bank
    4.            4.11       Specimen Senior Note due May 15,     Annual Report on Form 10-K (Filed
                             2000                                 with the SEC on March 30, 1996)
     4            4.12       Loan Agreement dated as of May       Current Report on Form 8-K (Filed
                             15, 1997, between Community          with the SEC on June 18, 1997)
                             Centers One L.L.C., Community
                             Centers Two L.L.C., Shoppers
                             World Community Center, L.P. and
                             Lehman Brothers Holdings Inc.,
                             d/b/a/ Lehman Capital, a Division
                             of Lehman Brothers Holdings, Inc.
     4            4.13       Amended and Restated Promissory      Current Report on Form 8-K (Filed
                             Note, dated as of May 15, 1997,      with the SEC on June 18, 1997)
                             between Community Centers Two
                             L.L.C. and Shoppers World
                             Community Center L.P. and Lehman
                             Brothers Holdings Inc., d/b/a/
                             Lehman Capital, a Division of
                             Lehman Brothers Holdings, Inc.
     4            4.14       Amended and Restated Promissory      Current Report on Form 8-K (Filed
                             Note, dated as of May 15, 1997,      with the SEC on June 18, 1997)
                             between Community Centers One
                             L.L.C. and Lehman Brothers
                             Holdings Inc., d/b/a/ Lehman
                             Capital, a Division, of Lehman
                             Brothers Holdings, Inc.
     4            4.15       Amended and Restated Promissory      Current Report on Form 8-K (Filed
                             Note, dated as of May 15, 1997,      with the SEC on June 18, 1997)
                             between Community Centers One
                             L.L.C. and Lehman Brothers
                             Holdings Inc., d/b/a/ Lehman
                             Capital, a Division of Lehman
                             Brothers Holdings, Inc.
     4            4.16       Second Amended and Restated          Current Report on Form 8-K (Filed
                             Credit Agreement among the           with the SEC on March 8, 1999)
                             Company and The First National
                             Bank of Chicago and other lenders
                             named therein
     4            4.17       Form of Fixed Rate Senior Medium-    Filed herewith
                             Term Note
     4            4.18       Form of Floating Rate Senior         Filed herewith
                             Medium-Term Note
     4            4.19       Form of Fixed Rate Subordinated      Filed herewith
                             Medium-Term Note
     4            4.20       Form of Floating Rate                Filed herewith
                             Subordinated Medium-Term Note

EXHIBIT NO.
UNDER REG.                                                                FILED HEREWITH OR
    S-K        FORM 10-K                                               INCORPORATED HEREIN BY
 ITEM 601     EXHIBIT NO.               DESCRIPTION                           REFERENCE
-----------   -----------    ---------------------------------    ---------------------------------
     4            4.21       First Amendment to the Second        Filed herewith
                             Amended and Restated Credit
                             Agreement among the Company and
                             The First National Bank of
                             Chicago and other lenders named
                             therein
     4            4.22       Specimen Certificate for             Form 8-A Registration Statement
                             Depositary Shares Relating to 8      (Filed with the SEC July 2, 1998)
                             3/8% Class C Cumulative
                             Redeemable Preferred Shares
     4            4.23       Specimen Certificate for 8 3/8%      Form 8-A Registration Statement
                             Class C Cumulative Redeemable        (Filed with the SEC July 2, 1998)
                             Preferred Shares
     4            4.24       Specimen Certificate for             Form 8-A Registration Statement
                             Depositary Shares Relating to        (Filed with the SEC August 18,
                             8.68% Class D Cumulative             1998)
                             Redeemable Preferred Shares
     4            4.25       Specimen Certificate for 8.68%       Form 8-A Registration Statement
                             Class D Cumulative Redeemable        (Filed with the SEC August
                             Preferred Shares                     18,1998)
    10            10.1       Registration Rights Agreement        Form S-11 Registration No.
                                                                  33-54930 (Filed with the SEC on
                                                                  November 23, 1992)
    10            10.2       Stock Option Plan                    Form S-8 Registration No.
                                                                  33-74562 (Filed with the SEC on
                                                                  January 28, 1994)
    10            10.3       Employment Agreement dated as of     Quarterly Report on Form 10-Q
                             April 2, 1999 between the Company    (Filed with the SEC September 30,
                             and Scott A. Wolstein                1999)
    10            10.4       Employment Agreement dated as of     Quarterly Report on Form 10-Q
                             April 2, 1999 between the Company    (Filed with the SEC September 30,
                             and James A. Schoff                  1999)
    10            10.5       Limited Partnership Agreement        Annual Report on Form 10-K (filed
                             dated as of November 16, 1995        with the SEC on March 30, 1996)
                             among DD Community Centers Three,
                             Inc. and certain other parties
                             named therein
    10            10.6       Amended and Restated Limited         Annual Report on Form 10-K (Filed
                             Liability Company Agreement dated    with the SEC on March 30, 1996)
                             as of November 17, 1995 among DD
                             Community Centers One, Inc. and
                             certain other parties named
                             therein
    10            10.7       Amended and Restated Limited         Annual Report on From 10-K (Filed
                             Liability Company Agreement dated    with the SEC on March 30, 1996)
                             as of November 17, 1995 among DD
                             Community Centers Two, Inc. and
                             certain other parties named
                             therein

EXHIBIT NO.
UNDER REG.                                                                FILED HEREWITH OR
    S-K        FORM 10-K                                               INCORPORATED HEREIN BY
 ITEM 601     EXHIBIT NO.               DESCRIPTION                           REFERENCE
-----------   -----------    ---------------------------------    ---------------------------------
    10            10.8       Limited Liability Company            Annual Report on Form 10-K (Filed
                             Agreement dated as of November       with the SEC on March 30, 1996)
                             17, 1995 among the Company and
                             certain other parties named
                             therein
    10            10.9       Purchase and Sale Agreement dated    Annual Report on Form 10-K (Filed
                             as of October 16, 1995 among the     with the SEC on March 30, 1996)
                             Company and certain other parties
                             named therein
    10           10.10       Directors' Deferred Compensation     Annual Report on Form 10-K (Filed
                             Plan                                 with the SEC on April 1, 1995)
    10           10.11       Elective Deferred Compensation       Annual Report on Form 10-K (filed
                             Plan                                 with the SEC on April 1, 1995)
    10           10.12       Developers Diversified Realty        Current Report on Form 8-K (Filed
                             Corporation Equity-Based Award       with the SEC on January 14, 1997)
                             Plan
    10           10.13       Restricted Shares Agreement,         Current Report on Form 8-K (Filed
                             dated July 17, 1996, between the     with the SEC on June 18, 1997)
                             Company and Scott A. Wolstein
    10           10.14       Performance Units Agreement,         Current Report on Form 8-K (Filed
                             dated July 17, 1996, between the     with the SEC on June 18, 1997)
                             Company and Scott A. Wolstein
    10           10.15       Program Agreement for Retail         Annual Report on Form 10-K (Filed
                             Value Investment Program, dated      with the SEC on March 31, 1998)
                             as of February 11, 1998, among
                             Retail Value Management, Ltd.,
                             the Company and The Prudential
                             Insurance Company of America
    10           10.16       Share Option Agreement, dated        Annual Report on Form 10-K (Filed
                             April 15, 1997, between the          with the SEC on March 31, 1998)
                             Company and Scott A. Wolstein
    10           10.17       Share Option Agreement, dated May    Annual Report on Form 10-K (Filed
                             12, 1997, between the Company and    with the SEC on March 31, 1998)
                             Scott A. Wolstein
    10           10.18       Form of Medium-Term Note             Filed herewith
                             Distribution Agreement
    10           10.19       Amended and Restated 1998            Form S-8 Registration No.
                             Developers Diversified Realty        333-76537 (Filed with the SEC on
                             Corporation Equity-Based Award       April 19, 1999)
                             Plan
    10           10.20       Form of Change of Control            Quarterly Report on Form 10-Q
                             Agreement dated as of March 24,      (Filed with the SEC on May 17,
                             1999 between the Company and each    1999)
                             of Joan U. Allgood, Loren F.
                             Henry, John R. McGill and William
                             H. Schafer
    10           10.21       Form of Change of Control            Quarterly Report on Form 10-Q
                             Agreement dated as of March 24,      (Filed with the SEC on May 17,
                             1999 between the Company and each    1999)
                             of Scott A. Wolstein and James A.
                             Schoff

EXHIBIT NO.
UNDER REG.                                                                FILED HEREWITH OR
    S-K        FORM 10-K                                               INCORPORATED HEREIN BY
 ITEM 601     EXHIBIT NO.               DESCRIPTION                           REFERENCE
-----------   -----------    ---------------------------------    ---------------------------------
    10           10.22       Agreement and Release between the    Quarterly Report on Form 10-Q
                             Company and Richard J. Kaplan        (Filed with the SEC on May 17,
                             dated as of March 9, 1999            1999)
    10           10.23       Employment Agreement dated as of     Quarterly Report on Form 10-Q
                             April 21, 1999 between the           (Filed with the SEC on August 16,
                             Company and David M. Jacobstein      1999)
    10           10.24       Change of Control Agreement as of    Quarterly Report on Form 10-Q
                             May 17, 1999 between the Company     (Filed with the SEC on August 16,
                             and David M. Jacobstein              1999)
    10           10.25       Employment Agreement dated as of     Quarterly Report on Form 10-Q
                             April 12, 1999 between the           (Filed with the SEC on August 16,
                             Company and Eric M. Mallory          1999)
    10           10.26       Change of Control Agreement dated    Quarterly Report on Form 10-Q
                             as of April 12, 1999 between the     (Filed with the SEC on August 16,
                             Company and Eric M. Mallory          1999)
    10           10.27       Employment Agreement dated as of     Quarterly Report on Form 10-Q
                             May 25, 1999 between the Company     (Filed with the SEC on August 16,
                             and Daniel B. Hurwitz                1999)
    10           10.28       Change of Control Agreement dated    Quarterly Report on Form 10-Q
                             as of May 25, 1999 between the       (Filed with the SEC on August 16,
                             Company and Daniel B. Hurwitz        1999)
    12            12.1       Computation of Ratio of Earnings     Form S-3 Registration No.
                             to Fixed Charges                     333-72519 (Filed with the SEC on
                                                                  March 2, 1999)
    21            21.1       List of Subsidiaries                 Filed herewith
    23            23.1       Consent of Price Waterhouse          Filed herewith

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                       DEVELOPERS DIVERSIFIED REALTY CORPORATION

                                      By: /s/ SCOTT A. WOLSTEIN
                                         ---------------------------------------
                                          Scott A. Wolstein, Chairman and
                                         Chief Executive Officer

                                      Date: March 29, 2000
                                      ------------------------------------------

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 29TH DAY OF MARCH, 2000.


/s/ SCOTT A. WOLSTEIN                               Chairman, Chief Executive Officer and Director
------------------------------------------------    (Principal Executive Officer)
   Scott A. Wolstein

/s/ JAMES A. SCHOFF                                 Vice Chairman of the Board, Chief Investment
------------------------------------------------    Officer
   James A. Schoff                                  and Director

/s/ WILLIAM H. SCHAFER                              Vice President and Chief Financial Officer
------------------------------------------------    (Principal Financial and Accounting Officer)
   William H. Schafer

                                                    Director
------------------------------------------------
   William N. Hulett III

/s/ ALBERT T. ADAMS                                 Director
------------------------------------------------
   Albert T. Adams

/s/ DEAN S. ADLER                                   Director
------------------------------------------------
   Dean S. Adler

/s/ BARRY A. SHOLEM                                 Director
------------------------------------------------
   Barry A. Sholem

/s/ ETHAN PENNER                                    Director
------------------------------------------------
   Ethan Penner

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Financial Statements:
     Report of Independent Accountants......................     F-2
     Consolidated Balance Sheets at December 31, 1999 and
      1998..................................................     F-3
     Consolidated Statements of Operations for the three
      years ended December 31, 1999.........................     F-4
     Consolidated Statements of Shareholders' Equity for the
      three years ended December 31, 1999...................     F-5
     Consolidated Statements of Cash Flows for the three
      years ended December 31, 1999.........................     F-6
     Notes to Consolidated Financial Statements.............     F-7

Financial Statement Schedules:
      II -- Valuation and Qualifying Accounts and Reserves
            for the three years ended December 31, 1999.....    F-36
     III -- Real Estate and Accumulated Depreciation at
            December 31, 1999...............................    F-37

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Financial statements of the Company's unconsolidated joint venture companies have been omitted because each of the joint venture's proportionate share of the income from continuing operations is less than 20% of the respective consolidated amount, and the investment in and advances to each joint venture is less than 20% of consolidated total assets.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Developers Diversified Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 46 present fairly, in all material respects, the financial position of Developers Diversified Realty Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 46 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Cleveland, Ohio
March 3, 2000

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
ASSETS
Real estate rental property:
  Land......................................................  $  342,859    $  317,823
  Buildings.................................................   1,542,333     1,404,734
  Fixtures and tenant improvements..........................      34,176        24,131
  Land under development....................................      27,830        34,534
  Construction in progress..................................     121,076       115,541
                                                              ----------    ----------
                                                               2,068,274     1,896,763
  Less accumulated depreciation.............................    (249,912)     (203,097)
                                                              ----------    ----------
    Real estate, net........................................   1,818,362     1,693,666
Cash and cash equivalents...................................       5,992         2,260
Accounts receivable, net....................................      39,262        24,022
Notes receivable............................................       5,590        49,008
Advances to and investments in joint ventures...............     299,176       266,257
Minority equity investment..................................     137,234        80,710
Deferred charges, net.......................................       3,916         5,230
Other assets................................................      11,328         5,371
                                                              ----------    ----------
                                                              $2,320,860    $2,126,524
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
  Fixed rate senior notes...................................  $  592,311    $  592,154
  Revolving credit facility.................................     272,000       132,000
  Subordinated convertible debentures.......................          --        40,065
                                                              ----------    ----------
                                                                 864,311       764,219
Secured indebtedness:
  Revolving credit facility.................................      18,775            --
  Mortgage and other secured indebtedness...................     268,965       236,262
                                                              ----------    ----------
Total indebtedness..........................................   1,152,051     1,000,481
Accounts payable and accrued expenses.......................      49,860        50,380
Dividends payable...........................................      20,826        20,072
Other liabilities...........................................      29,867        11,878
                                                              ----------    ----------
                                                               1,252,604     1,082,811
                                                              ----------    ----------
Minority equity interests...................................       8,219         8,177
Preferred operating partnership minority interests..........     104,736        32,101
Operating partnership minority interests....................     102,956       100,650
Commitments and contingencies (Note 15)
  Shareholders' equity:
    Class A -- 9.5% cumulative redeemable preferred shares,
     without par value, $250 liquidation value; 750,000
     shares authorized; 421,500 shares issued and
     outstanding at December 31, 1999 and 1998..............     105,375       105,375
    Class B -- 9.44% cumulative redeemable preferred shares,
     without par value, $250 liquidation value; 750,000
     shares authorized; 177,500 shares issued and
     outstanding at December 31, 1999 and 1998..............      44,375        44,375
    Class C -- 8.375% cumulative redeemable preferred
     shares, without par value, $250 liquidation value;
     750,000 shares authorized; 400,000 shares issued and
     outstanding at December 31, 1999 and 1998..............     100,000       100,000
    Class D -- 8.68% cumulative redeemable preferred shares,
     without par value, $250 liquidation value; 750,000
     shares authorized; 216,000 shares issued and
     outstanding at December 31, 1999 and 1998..............      54,000        54,000
    Common shares, without par value, $.10 stated value;
     100,000,000 shares authorized; 61,364,035 and
     61,289,186 shares issued at December 31, 1999 and 1998,
     respectively...........................................       6,136         6,129
    Paid-in-capital.........................................     674,735       673,910
    Accumulated dividends in excess of net income...........    (105,757)      (80,697)
                                                              ----------    ----------
                                                                 878,864       903,092
    Less: Unearned compensation -- restricted stock.........        (674)         (307)
          Common stock in treasury at cost: 1,860,300 shares
          at December 31, 1999..............................     (25,845)           --
                                                              ----------    ----------
                                                                 852,345       902,785
                                                              ----------    ----------
                                                              $2,320,860    $2,126,524
                                                              ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Revenues from operations:
  Minimum rents............................................  $189,613    $168,182    $123,998
  Percentage and overage rents.............................     4,226       2,746       2,343
  Recoveries from tenants..................................    47,786      43,071      32,377
  Management fee income....................................     5,148       3,653       3,097
  Interest.................................................     6,361       5,056       2,083
  Other....................................................    10,799       5,460       5,325
                                                             --------    --------    --------
                                                              263,933     228,168     169,223
                                                             --------    --------    --------
Rental operation expenses:
  Operating and maintenance................................    24,648      20,070      16,144
  Real estate taxes........................................    27,248      26,510      20,001
  General and administrative...............................    17,774      12,918      11,055
  Interest.................................................    68,023      57,196      35,558
  Depreciation and amortization............................    52,444      43,180      32,313
                                                             --------    --------    --------
                                                              190,137     159,874     115,071
                                                             --------    --------    --------
Income before equity in net income of joint ventures,
  minority equity investment, (loss) gain on disposition of
  real estate, minority interests and extraordinary item...    73,796      68,294      54,152
Equity in net income of joint ventures.....................    20,621      12,888      10,893
Equity in net income from minority equity investment.......     6,453         686          --
(Loss) gain on disposition of real estate..................    (1,664)        248       3,526
                                                             --------    --------    --------
Income before minority interests and extraordinary item....    99,206      82,116      68,571
Minority interests:
  Minority equity interests................................      (111)       (244)     (1,039)
  Preferred operating partnership minority interests.......    (5,157)       (186)         --
  Operating partnership minority interests.................    (6,541)     (2,882)        (10)
                                                             --------    --------    --------
                                                              (11,809)     (3,312)     (1,049)
                                                             --------    --------    --------
Income before extraordinary item...........................    87,397      78,804      67,522
Extraordinary item -- extinguishment of debt-deferred
  finance costs written off................................        --        (882)         --
                                                             --------    --------    --------
Net income.................................................  $ 87,397    $ 77,922    $ 67,522
                                                             ========    ========    ========
Net income applicable to common shareholders...............  $ 60,135    $ 57,969    $ 53,322
                                                             ========    ========    ========
Per share data:
  Earnings per common share -- basic:
     Income before extraordinary item......................  $   0.99    $   1.03    $   1.03
     Extraordinary item....................................        --       (0.01)         --
                                                             --------    --------    --------
     Net income............................................  $   0.99    $   1.02    $   1.03
                                                             ========    ========    ========
  Earnings per common share -- diluted:
     Income before extraordinary item......................  $   0.95    $   1.00    $   1.03
     Extraordinary item....................................        --       (0.02)         --
                                                             --------    --------    --------
     Net income............................................  $   0.95    $   0.98    $   1.03
                                                             ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         COMMON                 ACCUMULATED      UNEARNED
                                        PREFERRED        SHARES                 DIVIDENDS IN   COMPENSATION   TREASURY
                                      SHARES ($250    ($.10 STATED   PAID-IN     EXCESS OF      RESTRICTED     STOCK,
                                      STATED VALUE)      VALUE)      CAPITAL     NET INCOME       STOCK       AT COST     TOTAL
                                      -------------   ------------   --------   ------------   ------------   --------   --------
Balance, December 31, 1996(1)........   $149,750         $2,168      $369,417    $ (51,384)       $(615)      $     --   $469,336
Issuance of 137,145 common shares for
  cash related to exercise of stock
  options, employee 401(k) plan,
  executive stock purchase plan and
  dividend reinvestment plan.........         --             14         3,495           --           --             --      3,509
  Issuance of 5,474,760 common shares
  for cash -- underwritten
  offerings..........................         --            548       194,713           --           --             --    195,261
Vesting of restricted stock..........         --             --            --           --          154             --        154
Conversion of debentures into 392,754
  common shares......................         --             39        12,884           --           --             --     12,923
Net income...........................         --             --            --       67,522           --             --     67,522
Dividends declared -- common
  shares.............................         --             --            --      (65,455)          --             --    (65,455)
Dividends declared -- preferred
  shares.............................         --             --            --      (14,200)          --             --    (14,200)
                                        --------         ------      --------    ---------        -----       --------   --------
Balance, December 31, 1997(1)........    149,750          2,769       580,509      (63,517)        (461)            --    669,050
Issuance of 1,077,994 shares(2) for
  cash related to exercise of stock
  options, employee 401(k) plan,
  executive stock purchase plan and
  dividend reinvestment plan.........         --            108        15,782           --           --             --     15,890
Issuance of 3,669,639 common
  shares(2) for cash -- underwritten
  offerings..........................         --            367        77,404           --           --             --     77,771
Stated value of shares issued in
  connection with a two-for-one stock
  split..............................         --          2,861        (2,861)          --           --             --         --
Issuance of 616,000 Class C and Class
  D preferred shares for
  cash -- underwritten offerings.....    154,000             --        (5,720)          --           --             --    148,280
Vesting of restricted stock..........         --             --            --           --          154             --        154
Conversion of debentures into 236,779
  common shares(2)...................         --             24         6,747           --           --             --      6,771
Issuance of warrant..................         --             --         2,049           --           --             --      2,049
Net income...........................         --             --            --       77,922           --             --     77,922
Dividends declared -- common
  shares.............................         --             --            --      (75,730)          --             --    (75,730)
Dividends declared -- preferred
  shares.............................         --             --            --      (19,372)          --             --    (19,372)
                                        --------         ------      --------    ---------        -----       --------   --------
Balance, December 31, 1998...........    303,750          6,129       673,910      (80,697)        (307)            --    902,785
Issuance of 26,256 common shares for
  cash related to exercise of stock
  options, employee 401(k) plan and
  dividend reinvestment plan.........         --              2           108           --           --             --        110
Issuance of 47,095 common shares
  related to restricted stock plan...         --              5           646           --         (521)            --        130
Vesting of restricted stock..........         --             --            --           --          154             --        154
Conversion of OP Units and debentures
  into 1,498 common shares...........         --             --            71           --           --             --         71
Purchases of 1,860,300 common
  shares.............................         --             --            --           --           --        (25,845)   (25,845)
Net income...........................         --             --            --       87,397           --             --     87,397
Dividends declared -- common
  shares.............................         --             --            --      (85,195)          --             --    (85,195)
Dividends declared -- preferred
  shares.............................         --             --            --      (27,262)          --             --    (27,262)
                                        --------         ------      --------    ---------        -----       --------   --------
Balance, December 31, 1999...........   $303,750         $6,136      $674,735    $(105,757)       $(674)      $(25,845)  $852,345
                                        ========         ======      ========    =========        =====       ========   ========

---------------

(1) Share amounts do not reflect the effect of the July 1998 stock split.

(2) Share amounts reflect issuances both pre and post the July 1998 stock split.

   The accompanying notes are an integral part of these financial statements.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Cash flow operating activities:
  Net income................................................  $  87,397   $  77,922   $  67,522
  Adjustments to reconcile net income to net cash flow
    provided by operating activities net of contributions to
    joint ventures:
      Depreciation and amortization.........................     52,444      43,180      32,313
      Amortization of deferred finance costs................      1,524       1,474       1,399
      Write-off of deferred finance costs...................         --         882          --
      Equity in net income of joint ventures................    (20,621)    (12,888)    (10,893)
      Equity in net income from minority equity
         investment.........................................     (6,453)       (686)         --
      Cash distributions from joint ventures................     20,277      19,643      10,185
      Cash distributions from minority equity investment....      7,209         442          --
      Preferred operating partnership minority interest
         expense............................................      5,157         186          --
      Operating partnership minority interest expense.......      6,541       2,882          10
      Loss (gain) on disposition of real estate.............      1,664        (248)     (3,526)
      Net change in accounts receivable.....................    (15,540)     (7,743)     (4,907)
      Net change in accounts payable and accrued expenses...       (165)     11,936       1,369
      Net change in other operating assets and
         liabilities........................................     13,218       3,096         921
                                                              ---------   ---------   ---------
         Total adjustments..................................     65,255      62,156      26,871
                                                              ---------   ---------   ---------
         Net cash flow provided by operating activities.....    152,652     140,078      94,393
                                                              ---------   ---------   ---------
Cash flow from investing activities:
  Real estate developed or acquired.........................   (182,496)   (569,566)   (391,798)
  Equity contributions to joint ventures....................   (134,746)   (130,592)     (8,093)
  Advances to joint ventures................................    (17,184)    (17,559)    (22,085)
  Acquisition of minority equity interest...................         --     (16,293)         --
  Repayment (issuance) of notes receivable, net.............     21,427     (44,928)     (4,081)
  Proceeds resulting from contribution of properties to
    joint ventures and repayments of advances from
    affiliates..............................................     81,821     233,986          --
  Joint venture distribution from refinancing proceeds......      7,552          --          --
  Proceeds from disposition of real estate..................     13,918       6,663       9,837
                                                              ---------   ---------   ---------
         Net cash flow used for investing activities:.......   (209,708)   (538,289)   (416,220)
                                                              ---------   ---------   ---------
Cash flow from financing activities:
  Proceeds from (repayment of) revolving credit facilities
    and temporary bridge loans, net.........................    158,775      (7,700)     44,200
  Proceeds from construction loans and other mortgage
    debt....................................................     60,332      29,732          --
  Principle payments on rental property debt................    (45,630)    (17,029)    (17,764)
  Repayment of convertible debentures.......................    (40,040)         --          --
  Proceeds from issuance of Medium Term Notes, net of
    underwriting commissions and $400 and $200 of offering
    expenses paid in 1998 and 1997, respectively............         --     198,012     101,234
  Proceeds from issuance of Fixed Rate Senior Notes, net of
    underwriting commissions and discounts and $500 of
    offering expenses paid in 1997..........................         --          --      74,147
  Proceeds relating to premium on issuance Fixed Rate Senior
    Notes...................................................         --          --       1,430
  Payment of deferred finance costs (bank borrowings).......       (150)     (1,193)       (674)
  Proceeds from issuance of common shares, net of
    underwriting commissions and $400 and $900 of offering
    expenses paid in 1998 and 1997, respectively............         --      77,771     195,261
  Proceeds from issuance of preferred shares, net of
    underwriting commissions and $459 of offering expenses
    paid in 1998............................................         --     148,280          --
  Proceeds from issuance of preferred operating partnership
    units (and warrant in 1998) net of $450 and $850 of
    offering expenses paid in 1999 and 1998, respectively...     72,675      34,150          --
  Proceeds from issuance of common shares in conjunction
    with exercise of stock options, 401(k) plan,
    reinvestment plan and restricted stock plan.............        394      16,044       3,663
  Purchase of treasury stock................................    (25,845)         --          --
  Payments of distributions to preferred and operating
    partnership minority interests..........................     (8,020)     (2,585)        (10)
  Dividends paid............................................   (111,703)    (75,029)    (79,655)
                                                              ---------   ---------   ---------
      Net cash provided by financing activities.............     60,788     400,453     321,832
                                                              ---------   ---------   ---------
         Increase in cash and cash equivalents..............      3,732       2,242           5
  Cash and cash equivalents, beginning of year..............      2,260          18          13
                                                              ---------   ---------   ---------
  Cash and cash equivalents, end of year....................  $   5,992   $   2,260   $      18
                                                              =========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Developers Diversified Realty Corporation, related real estate joint ventures and its minority equity investment (the "Company" or "DDR"), are engaged in the business of acquiring, expanding, owning, developing, managing and operating neighborhood and community shopping centers, enclosed malls and business centers. The Company's shopping centers are typically anchored by discount department stores (Wal-Mart, Kmart, Target), off price department stores (Kohl's, TJ Maxx/Marshall's), home improvement stores (Home Depot, Lowes), supermarkets, book stores, office supply stores, electronic stores and drug stores which usually offer day-to-day necessities. At December 31, 1999, the Company owned shopping centers in 36 states. The tenant base includes primarily national and regional retail chains and local retailers; consequently, the Company's credit risk is concentrated in the retail industry.

     Revenues derived from the Company's two largest tenants, Wal-Mart and Kmart, aggregated 10.9%, 11.3% and 14.1% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively, as follows:

YEAR                                                        WAL-MART    KMART
----                                                        --------    -----
1999......................................................    7.6%      3.3%
1998......................................................    6.6%      4.7%
1997......................................................    8.8%      5.3%

     The total percentage of Company owned gross leasable area ("GLA") attributed to Wal-Mart and Kmart was 8.8% and 12.3%, respectively, at December 31, 1999. The Company's ten largest tenants comprised 22.6%, 24.4% and 27.3% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Management believes the Company's portfolio is diversified in terms of location of its shopping centers and its tenant profile. Adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. During 1999 and 1998, certain national and regional retailers experienced financial difficulties and several filed for protection under bankruptcy laws. Although the Company has experienced a number of tenants filing for protection under bankruptcy laws, the Company has not incurred significant losses through March 3, 2000, with regard to the Company's portfolio of tenants.

  Principles of Consolidation

     All majority owned subsidiaries and affiliates where the Company has financial and operating control are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures and companies for which the Company has the ability to exercise significant influence over but does not have financial or operating control are accounted for using the equity method of accounting. Accordingly, the Company's share of the earnings of these joint ventures and companies is included in consolidated net income. Other investments are accounted for using the cost method of accounting.

  Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

     Non-cash investing and financing activities are summarized as follows (in millions):

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                     ------------------------
                                                     1999      1998     1997
                                                     -----    ------    -----
Minority interests and operating partnership units
  issued relating to shopping center
  acquisitions.....................................  $ 2.7    $108.5    $16.6
Contribution of net assets to joint ventures.......   21.2      27.6      0.5
Acquisition of a minority equity investment........     --       7.4       --
Mortgages assumed, shopping center acquisitions....   18.0     133.9       --
Other liabilities assumed, shopping center
  acquisitions.....................................     --       2.8      6.2
Accounts payable related to construction in
  progress.........................................    0.2       6.6      0.2
Two-for-one stock split............................     --       2.9       --
Conversion of debentures and related deferred
  finance costs....................................     --       6.7     12.9
Dividends declared, not paid.......................   20.8      20.1       --
Notes receivable exchanged for the purchase of a
  shopping center and common shares of the minority
  equity investment................................   22.0        --       --

     The foregoing transactions did not provide or use cash and, accordingly, they are not reflected in the statements of cash flows.

  Real Estate

     Real estate assets are stated at cost less accumulated depreciation which, in the opinion of management, is not in excess of the individual property's estimated undiscounted future cash flows, including estimated proceeds from disposition.

     Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

BUILDINGS                                               18 TO 31 YEARS
---------                                               --------------
Furniture/Fixtures and Tenant Improvements.....  Useful lives, which approximate lease terms, where applicable

     Depreciation expense was $52.4 million, $43.2 million and $32.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations which improve or extend the life of the asset are capitalized. Included in land at December 31, 1999 was undeveloped real estate, generally outlots or expansion pads adjacent to the shopping centers owned by the Company (excluding shopping centers owned through joint ventures) which aggregated approximately 110 acres.

     Construction in progress includes shopping center developments and significant expansions and re-developments. The Company capitalizes interest on funds used for the construction, expansion or redevelopment of shopping centers, including funds advanced to joint ventures with qualifying development activities. Capitalization of interest ceases when construction activities are completed and the property is available for occupancy by tenants. For the years ended December 31, 1999, 1998 and 1997, the Company capitalized interest of $13.5 million, $9.9 million, and $4.0 million, respectively. In addition, the Company capitalized certain

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION construction administration costs of $2.5 million, $1.8 million and $1.3 million in 1999, 1998 and 1997, respectively.

  Deferred Financing Costs

     Costs incurred in obtaining long-term financing are included in deferred charges in the accompanying balance sheets and are amortized over the terms of the related debt agreements; such amortization is reflected as interest expense in the consolidated statements of operations.

  Revenue Recognition

     Minimum rents from tenants are recognized monthly using the straight-line method. Percentage and overage rents are recognized after the tenants reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Lease termination fees are included in other income and recognized upon termination of a tenant's lease, which generally coincides with the receipt of cash. Development fees are in other income and recognized when the related services are performed and the earnings process is complete.

  Accounts Receivable

     Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of approximately $2.1 million at December 31, 1999 and 1998. At December 31, 1999 and 1998, straight-line rent receivables, net of a provision for uncollectible amounts, aggregated $8.3 million and $4.2 million, respectively.

  Disposition of Real Estate

     Disposition of real estate generally relates to the sale of outlots and land adjacent to existing shopping centers and is recognized at closing when the earnings process is deemed to be complete.

  General and Administrative Expenses

     General and administrative expenses include internal leasing and legal salaries and related expenses which are charged to operations as incurred.

  Interest and Real Estate Taxes

     Interest and real estate taxes incurred during the development and significant expansion of shopping centers are capitalized and depreciated over the life of the building. Interest paid during the years ended December 31, 1999, 1998 and 1997 aggregated $79.4 million, $63.4 million and $36.2 million, respectively.

  Intangible Assets

     Intangible assets consist primarily of the goodwill and property management contracts and rights to certain development projects obtained through the acquisitions of real estate management businesses, which are amortized on the straight line basis over their estimated useful lives of 15 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

  Derivative Financial Instruments

     The Company may from time to time enter into interest rate swap contracts as hedges against increasing rates on its variable rate debt. The Company does not utilize these arrangements for trading or speculative purposes. To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as a hedge and result in cash flows and financial statement effects which substantially offset those of the position being hedged. The Company records net amounts received or paid under these contracts as adjustments to interest expense. At December 31, 1999 and 1998, there were no interest rate swap contracts or other derivative instruments outstanding. See Note 3 for a description of the Company's funding commitment relating to its minority equity investment.

  Federal Income Taxes

     The Company has elected to be taxed as a qualified Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a REIT, the Company is entitled to a tax deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only, provided it distributes at least 95% of its taxable income and meets certain other REIT qualification requirements. As the Company distributed sufficient taxable income for the years ended December 31, 1999, 1998 and 1997, no U.S. Federal income or excise taxes were incurred. The Company is subject to state and local income and franchise taxes in certain states and municipalities which are reflected in operating and maintenance expenses. The tax basis of assets and liabilities exceeds the amounts reported in the accompanying financial statements by approximately $122 million, $110 million and $111 million at December 31, 1999, 1998 and 1997, respectively.

  Business Segment

     The sole business of the Company and its consolidated affiliates is the ownership, development and operation of retail shopping centers. The Company evaluates operating results and allocates resources on a property-by-property basis. The Company does not distinguish or group its operations on a geographic basis. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with generally accepted accounting principles. Further, all operations are within the United States and significant tenant revenues have been previously disclosed.

  Comprehensive Income

     For the years ended December 31, 1999, 1998 and 1997, the Company had no items of other comprehensive income requiring additional disclosure.

  New Accounting Standards

     In June 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133 -- Accounting for Derivative Instruments and Hedging Activities. This statement requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. The new standard becomes effective for the Company for the year ending December 31, 2001. (SFAS No. 137 deferred the effective date from December 31, 2000.) The Company does not expect this pronouncement to have a material impact on the Company's financial position or cash flows.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which among other things provides guidance on lessors' accounting for contingent rent. This bulletin clarifies that contingent rental income should be recognized once the factors that trigger payment actually

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION occur. The Company does not anticipate this bulletin to have a material impact on the Company's results of operations or financial position.

  Treasury Stock

     In February and August 1999, the Company's Board of Directors authorized the repurchase, subject to certain requirements, of up to $200 million of the Company's common shares. The Company's repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders' equity.

  Stock Split

     The Board of Directors of the Company approved a two-for-one stock split to shareholders of record on July 27, 1998. On August 3, 1998, each such shareholder received one common share for each share held. This stock split was effected in the form of a stock dividend. Accordingly, $2.9 million was transferred from additional paid in capital to common stock, representing the stated value of additional shares issued. All share and per share data and Operating Partnership Units ("OP Units") included in these consolidated financial statements including all such disclosures have been adjusted to reflect this split, except as indicated.

  Reclassification

     Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

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

2. ADVANCES TO AND INVESTMENTS IN JOINT VENTURES

     The Company's equity investments in joint ventures at December 31, 1999 consisted of the following:

     - A 50% joint venture interest in 25 operating shopping centers (two of which were acquired in 1999 and three of which were acquired in 1998);

     - A 35% joint venture interest in one operating shopping center (1997);

     - A 57% joint venture interest in one shopping center, a portion of which is under development (1998);

     - A 50% interest in seven joint ventures each of which is developing a shopping center (1998 and 1999);

     - An 80% joint venture interest in two operating shopping center properties acquired in 1998;

     - A 50% joint venture interest in a real estate management company and a development company, both acquired in 1998;

     - A 50% joint venture interest in a limited partnership acquired in 1998 which is developing six shopping centers;

     - A 25% interest in one joint venture which is developing a shopping center
       (1999);

     - A 95% economic interest in a management service subsidiary formed in 1998 of which the Company owns 1% of the voting and 100% of the non-voting common stock. This entity owns a 25% joint venture

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION interest in an opportunity fund formed in 1998 which has acquired a retail site in Long Beach, California (1998), which is being redeveloped, 6 operating retail shopping centers in Kansas City, Kansas and Kansas City, Missouri (1999), a 75% joint venture interest which owns 13 retail sites formerly occupied by Best Products (1998), and 12.5% interest in a joint venture interest which is developing a shopping center (1998); and

     - An 81% economic interest in a management service subsidiary formed in 1998 of which the Company owns 9% of the voting and 100% of the non-voting common stock.

     Combined condensed financial information of the Company's joint venture investments is summarized as follows (in thousands):

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                    --------------------------------
        COMBINED STATEMENTS OF OPERATIONS               1999               1998
        ---------------------------------           -------------      -------------
Land..............................................   $  262,485         $  232,105
Buildings.........................................      917,507            826,521
Fixtures and tenant improvements..................        5,010              2,467
Construction in progress..........................      187,825             67,898
                                                     ----------         ----------
                                                      1,372,827          1,128,991
Accumulated depreciation..........................      (82,481)           (59,580)
                                                     ----------         ----------
Real estate, net..................................    1,290,346          1,069,411
Other assets......................................       76,173             57,527
                                                     ----------         ----------
                                                     $1,366,519         $1,126,938
                                                     ==========         ==========
Mortgage debt.....................................   $  887,650         $  718,846
Amounts payable to DDR............................      123,743             85,846
Other liabilities.................................       48,913             21,193
                                                     ----------         ----------
                                                      1,060,306            825,885
Accumulated equity................................      306,213            301,053
                                                     ----------         ----------
                                                     $1,366,519         $1,126,938
                                                     ==========         ==========
Company's proportionate share of accumulated
  equity..........................................   $  153,745         $  152,764
                                                     ==========         ==========

                                              FOR THE YEAR ENDED DECEMBER 31,
                                              -------------------------------
     COMBINED STATEMENTS OF OPERATIONS          1999        1998       1997
     ---------------------------------        --------    --------    -------
Revenues from operations....................  $170,714    $109,752    $82,434
                                              --------    --------    -------
Rental operation expenses...................    51,170      28,045     20,189
Depreciation and amortization expense.......    22,949      16,009     11,658
Interest expense............................    58,894      40,942     29,540
                                              --------    --------    -------
                                               133,013      84,996     61,387
                                              --------    --------    -------
Income before gain on sale of real estate...    37,701      24,756     21,047
Gain on sales of real estate................       344         314      1,085
                                              --------    --------    -------
Net income..................................  $ 38,045    $ 25,070    $22,132
                                              ========    ========    =======
Company's proportionate share of net
  income....................................  $ 20,621    $ 12,888    $10,893
                                              ========    ========    =======

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

     The Company has made advances to several partnerships in the form of notes receivable which accrue interest at rates ranging from LIBOR plus 0.85% to fixed rate loans of 12%. Maturity dates range from payment on demand to December 2008. Notes aggregating approximately $20.2 million serve as collateral for a $22 million secured loan. In December 1999, one of the Company's joint ventures refinanced its secured mortgage and entered into a ten year fixed rate mortgage for $21.3 million with interest at 8.46%. Additional proceeds, aggregating $6.4 million, from this refinancing were used to partially repay a note payable to the Company. Included in accounts receivable is approximately $1.4 million and $0.8 million at December 31, 1999 and 1998, respectively, due from affiliates related to construction receivables.

     Advances to and investments in joint ventures include the following items which represent the difference between the Company's investment and its proportionate share of the joint ventures underlying net assets (in millions):

                                                             FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                             ------------------
                                                              1999       1998
                                                             -------    -------
Basis differential(a)......................................  $ 44.1     $ 50.0
Deferred development fees, net of portion relating to the
  Company's interest.......................................    (2.6)      (2.1)
Basis differential upon transfer...........................   (19.9)     (20.3)

---------------

(a) Basis differentials occur primarily when the Company has purchased an interest in existing joint ventures at fair market value which differs from their proportionate share of the historical net assets of the joint venture. In addition, acquisition, transaction and other costs, including capitalized interest, are not reflected in the net assets at the joint venture level. Certain basis differentials are assigned and amortized over the life of the related assets.

     Service fees earned by the Company through management, development and financing activities performed related to the Company's joint ventures are as follows (in millions):

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                         --------------------
                                                         1999    1998    1997
                                                         ----    ----    ----
Management fees and leasing commissions................  $5.7    $3.2    $2.7
Development fees.......................................   1.4     1.7     0.6
Interest income........................................   4.4     2.4     1.5

     In September 1999, the Company transferred its interest in a shopping center under development in Coon Rapids, Minnesota, a suburb of Minneapolis, to a joint venture in which the Company retained a 25% ownership interest. The Company effectively sold a 75% interest in this project and was reimbursed $2.5 million relating to development costs previously incurred on this project. See also Transactions with Related Parties (Note 14).

     In April 1999, the Company acquired a 50% interest in a 206,000 square foot shopping center in St. Louis, Missouri. The joint venture's aggregate purchase price was $16.6 million. In November 1999, the Company acquired, through a 50% owned joint venture, the fourth phase of a shopping center in Phoenix, Arizona which aggregates 125,000 square feet. The total purchase price for the fourth phase of this center aggregated approximately $15.6 million.

     In January 1999, the Company repaid a third party mortgage of a 50% owned joint venture partnership aggregating approximately $49.2 million. The joint venture entered into a corresponding mortgage note payable to the Company bearing an interest rate of LIBOR plus 2.75%. In addition, the Company received a loan

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION origination fee for this transaction of $0.4 million which is included in other revenue in the consolidated statements of operations. In March 1999, the joint venture obtained a bridge loan, which was converted into a permanent mortgage in June 1999, and used the proceeds to repay the mortgage note to the Company.

     The Company's joint venture agreements generally include provisions whereby each partner has the right to trigger a purchase or sale of its interest in the joint ventures (Reciprocal Purchase Rights) or to initiate a purchase and sale of the properties (Property Purchase Rights) after a certain number of years or if either party is in default of the joint venture agreements.

     In addition, several of the joint venture agreements include a provision whereby the Company's joint venture partners may convert all, or a portion of, their respective interests in such joint ventures into common shares of the Company. The terms of the conversion are set forth in the governing documents of such joint ventures. However, if the joint venture partners elect to convert their respective interest into common shares, the Company will, in most cases, have the option to pay cash instead of issuing common shares. If the Company agrees to the issuance of common shares, the agreement provides that the converting joint venture partner will execute a lock-up arrangement acceptable to the Company.

  Retail Value Fund

     In February 1998, the Company entered into an agreement with Prudential Real Estate Investors and formed the Retail Value Fund (the "Fund"). The Fund invests in retail development projects and retail properties within the United States that are in need of substantial retenanting and market repositioning and may also make equity and debt investments in companies owning or managing retail properties as well as in third party development projects that provide significant growth opportunities. The retail property investments may include enclosed malls, neighborhood and community centers or other potential commercial redevelopment opportunities. The Company maintains a 25.57% effective ownership interest (which includes the Company's 82% share of a 1% general partner interest which provides for a 33% profits interest once the limited partners have received a 10% preferred return and return of capital). The Fund's general partner has its own employees. The Company performs retail management responsibilities including leasing, operating and maintenance, redevelopment and accounting services and receives fees for these supervision services. The Fund acquired a shopping center in Long Beach, CA in December 1998 which is being redeveloped. In addition, the Fund acquired six operating retail shopping centers in Kansas and Missouri in September 1999. In 1999, the Company entered into separate agreements with the Fund to acquire the Company's 50% joint venture interest relating to the development of six shopping centers. During 1999, the Company was reimbursed approximately $74.3 million, relating to advances previously made to these joint ventures, associated with development costs incurred on each of these projects.

  DD Development Company

     In June 1999, DD Development Company, a company in which DDR owns an equity ownership interest, acquired the Fund's limited partnership interest in a joint venture, Hendon/DDR/BP, LLC, which owned 15 sites formerly occupied by Best Products at a cost of approximately $29.7 million. As a result, the Company's aggregate investment in this joint venture increased to approximately $36 million. Eleven of the sites were leased as of December 31, 1999 and two were sold as of December 31, 1999. In addition, in June 1999, Hendon/DDR/ BP, LLC entered into a $25 million mortgage with a financial institution secured by the leased sites. The net financing proceeds were used to repay advances made by the Company to the joint venture.

  Continental Real Estate

     In March and April 1998, through transactions with Continental Real Estate Companies of Columbus, Ohio, the Company acquired interests in four shopping center joint ventures. The aggregate cost of these shopping centers, including the assumption of approximately $82.0 million of debt, was approximately $114.1 million, of which the Company's proportionate share was $54.7 million and $76.2 million, respectively. The Company paid

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION approximately $19.1 million in cash and issued $2.3 million of OP Units. The Company manages these shopping centers pursuant to a management agreement.

  OliverMcMillan

     In May 1998, the Company formed DDR OliverMcMillan (DDROM) to develop, acquire, operate and manage urban entertainment and retail projects throughout the United States. At December 31, 1999, DDROM had six projects in various stages of development. The investment and development activities of DDROM are overseen by a four person Board of Directors. The Company's Chief Executive Officer serves as Chairman of DDROM's Board of Directors, and its Vice Chairman and Chief Investment Officer serves as a director together with two executives from the joint venture partner. The majority of the projects are scheduled for completion between 2000 and 2002.

  Sansone Group

     In July 1998, in connection with the acquisition of certain shopping center properties from The Sansone Group, the Company acquired a 50% interest in The Sansone Group's operating/management company which manages shopping centers and other properties in the St. Louis, Missouri area. The Company is entitled to a cumulative annual preferred return of the first $1.0 million in net operating income up to the first $5 million. In addition, the Company acquired a 50% interest in the Sansone Group Development Company.

  DDRA Community Centers V

     On September 10, 1998, the Company contributed six existing shopping center properties valued at approximately $238 million to a joint venture and in exchange received a 50% equity ownership interest in the joint venture and cash of approximately $192 million, funded from debt and equity proceeds received as described below. The $192 million was used to repay variable rate indebtedness on the Company's revolving credit facilities. In conjunction with the Company's contribution, the joint venture entered into a seven year, $156 million mortgage with interest at a coupon rate of 6.64%, and the joint venture partner contributed cash of approximately $42 million in exchange for a 50% equity interest. Upon transfer of the properties, the Company did not recognize a gain. In accordance with the joint venture agreement, the Company will continue to manage the properties and receive management fees.

3. MINORITY EQUITY INVESTMENT

     On August 4, 1998 the Company, in a joint release with American Industrial Properties REIT [NYSE: IND] ("AIP"), announced the execution of a definitive agreement providing for the strategic investment in AIP by the Company. Under the terms of the Share Purchase Agreement dated to be effective as of July 30, 1998, the Company initially purchased 949,147 newly issued common shares of beneficial interest at $15.50 per share for approximately $14.7 million. Under the terms of a separate agreement, also dated to be effective as of July 30, 1998, the Company, in exchange for five industrial properties owned by the Company with a net book value of approximately $7.4 million and valued at approximately $19.5 million, acquired approximately 1.3 million additional newly issued AIP shares of beneficial interest. Upon contribution, the Company did not recognize a gain. Concurrent with entering into the Agreement, AIP increased its Board of Trust Managers by four positions and appointed the Company's designees to these positions.

     On November 20, 1998, the shareholders of AIP approved additional purchases by the Company of up to 5,226,583 newly issued shares of AIP for approximately $81.0 million. In January 1999, the Company acquired 1,543,005 shares of AIP's common stock at a price of $15.50 per share and 1,867,610 shares of AIP's common stock at a price of $14.93 per common share. In August 1999, the Company acquired 354,839 common shares of AIP at a price of $15.50 per share. At December 31, 1999 and 1998, the Company owned 9,656,650 and

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

5,891,196 common shares, in AIP, respectively, representing approximately 46.1% and 34.5%, respectively, of AIP's total outstanding common shares.

     The Company's investment is accounted for using the equity method of accounting. The aggregate acquisition price for the shares exceeds the Company's share of the historical underlying net assets of AIP by approximately $28.6 million which has been assigned principally to real estate with the remainder to goodwill. The portion attributable to real estate is being amortized over 40 years and the amount associated with goodwill is being amortized over 15 years. AIP's share price closed on the NYSE at $12.375 per share on December 31, 1999 resulting in an aggregate market investment of approximately $119.5 million.

     Pursuant to the agreement, AIP may as of March 3, 2000, under certain circumstances and subject to certain limitations, exercise a put right that would require the Company to purchase additional common or convertible preferred shares of AIP for a total amount not to exceed $166.6 million at a price not to exceed $15.50 and $14.00 per share, respectively. AIP can only exercise its right to put these additional shares for the purpose of financing property acquisitions approved by AIP's Board of Trust Managers. Based on the terms of the option, the Company has determined that the option approximates fair value.

     Summarized financial information, as reflected on the accounts of AIP, as of December 31, 1999 and 1998 and for the year ended December 31, 1999 and the period July 30, 1998 to December 31, 1998 is as follows (in thousands):

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Balance sheet:
  Land.................................................  $159,566    $108,891
  Buildings............................................   482,620     396,241
                                                         --------    --------
                                                          642,186     505,132
  Less accumulated depreciation........................   (46,931)    (33,449)
                                                         --------    --------
  Real estate, net.....................................   595,255     471,683
  Other assets.........................................    25,427      28,647
                                                         --------    --------
                                                         $620,682    $500,330
                                                         ========    ========
  Mortgage debt........................................  $334,873    $252,481
  Other liabilities and minority interests.............    27,321      42,270
                                                         --------    --------
                                                          362,194     294,751
  Accumulated equity...................................   258,488     205,579
                                                         --------    --------
                                                         $620,682    $500,330
                                                         ========    ========

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                                                     FOR THE        FOR THE PERIOD
                                                    YEAR ENDED     JULY 30, 1998 TO
                                                   DECEMBER 31,      DECEMBER 31,
                                                       1999              1998
                                                   ------------    ----------------
Statement of operations:
  Revenues from operations.......................    $87,617           $ 25,460
                                                     -------           --------
  Rental operation expenses......................     31,512             10,405
  Depreciation and amortization expense..........     14,535              4,219
  Interest expense (1)...........................     26,562              7,766
  Provisions for losses on real estate...........         --             10,060
                                                     -------           --------
                                                      72,609             32,450
                                                     -------           --------
  Income (loss) from operations..................     15,008             (6,990)
  Minority interests.............................       (313)               166
  Equity in earnings of unconsolidated
     subsidiaries................................        624                 --
  Loss on sales of real estate...................       (200)                --
                                                     -------           --------
  Income (loss) before charge for change in
     control and extraordinary item..............     15,119             (6,824)
  Charge for change in control...................         --             (5,780)
                                                     -------           --------
  Income (loss) before extraordinary item........     15,119            (12,604)
  Extraordinary item.............................       (513)                --
                                                     -------           --------
     Net income (loss)...........................    $14,606           $(12,604)
                                                     =======           ========

---------------

(1) Interest expense includes $0.1 million and $0.7 million in 1999 and 1998, respectively, paid to the Company on advances made at an interest rate of 10.25%.

     For the period from July 30, 1998 to December 31, 1998, the Company has recorded in equity in net income from minority equity investment, $0.7 million representing the Company's equity in AIP's $3.2 million of income excluding provisions for loss on real estate and change in control charges. The real estate impairment and change in control charges detailed above are reconciling items between the Company's proportionate share of AIP's reported results of operations and the amount reflected in the Company's financial statements as equity in net income from minority equity investment. These amounts were considered in DDR's allocation of purchase price associated with its investment in AIP as discussed above.

4. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

     During the years ended December 31, 1999, 1998 and 1997, the Company completed the acquisition of 45 shopping centers, excluding those acquired through joint ventures as discussed in Note 2 (3 in 1999, 35 in 1998 and 7 in 1997), at a total purchase price of $1.0 billion. These acquisitions were accounted for using the purchase method of accounting. Significant acquisitions were as follows:

     In 1998, in a single transaction with Continental Real Estate Companies of Columbus, Ohio, the Company completed the acquisition of 13 shopping centers, four of which were acquired through joint ventures. The 13 shopping centers total 2.2 million gross square feet of Company-owned retail space. The aggregate cost of these centers was $222.3 million of which the Company's share was $184.4 million. The Company's net investment was initially funded through its revolving credit facilities, cash and liabilities assumed of approximately $92.7 million, mortgages assumed of approximately $82.9 million (including $54.7 million of joint venture mortgage debt) and the issuance of OP Units valued at approximately $8.8 million. In certain circumstances and at the option of the Company, these units are exchangeable into 438,561 shares of the Company's common stock.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

     In July 1998, the Company acquired from Hermes Associates of Salt Lake City, Utah, nine shopping centers, one office building and eight additional expansion, development or redevelopment projects. The nine shopping centers aggregate 2.4 million square feet of total GLA. The total consideration for this portfolio was approximately $309 million comprised of $30.6 million of debt assumed, the issuance of OP Units, which are exchangeable, in certain circumstances and at the option of the Company, into 3,630,668 shares of the Company's common stock or cash, initially valued at $73.0 million, $194.2 million of cash and $11.2 million other liabilities assumed.

     In July 1998, the Company also acquired 13 shopping centers aggregating approximately 1.6 million square feet in the St. Louis, Missouri area, at an aggregate cost of $152.5 million. Two of these centers were subsequently sold at an aggregate price of approximately $4.4 million. The Company also acquired a 50% ownership interest in the Sansone Group's management and development company. The Company's net investment in this portfolio aggregated $162.6 million comprised of $27.6 million of debt assumed and $135 million of cash.

     The operating results of the acquired shopping centers are included in the results of operations of the Company from the date of purchase, including the acquisition of properties owned through joint ventures, discussed in Note 2. The properties owned through joint ventures are included in equity in net income of joint ventures in the statements of operations.

     The following unaudited supplemental pro forma information is presented to reflect the effects of the common share offerings, preferred share offerings, debt offerings and the property acquisitions consummated through December 31, 1999, including the joint venture formations and acquisitions (Note 2), as if all such transactions had occurred on January 1, 1998 with regard to the 1998 and 1999 acquisitions and as if all such transactions relating to the 1997 and 1998 acquisitions had occurred on January 1, 1997. Pro forma information is not presented for the year ended December 31, 1999 as the shopping centers acquired in 1999 were either under development or in the lease-up phase and, accordingly, the related operating information for such centers does not exist or would not be meaningful. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated, nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                         --------------------
                                                         1998(a)     1997(b)
                                                         --------    --------
                                                             (UNAUDITED)
Pro forma revenues.....................................  $229,678    $194,976
                                                         ========    ========
Pro forma income before extraordinary item.............  $ 80,994    $ 70,174
                                                         ========    ========
Pro forma net income applicable to common
  shareholders:........................................  $ 55,547    $ 55,974
                                                         ========    ========
Pro forma net income applicable to common shareholders
  (per share):
  Basic................................................  $   0.97    $   1.03
                                                         ========    ========
  Diluted..............................................  $   0.93    $   1.01
                                                         ========    ========

---------------

(a) Reflects revenues and expenses of the properties acquired in 1999 and 1998 for the period January 1, 1998 through the effective date of acquisition. Operating results for the Company's acquired properties located in Columbus (Easton Market), OH; Princeton, NJ; Portland, OR; St. Louis (American Plaza) MO; St. Louis (Promenade at Brentwood), MO; Florence, KY; Fayetteville, AR; Salisbury, MD and Phoenix, AZ are not reflected in the 1998 pro forma information prior to their respective acquisition dates because these shopping

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful. In addition, the 1998 and 1997 pro forma information does not include the results of shopping center expansions occurring at five of the shopping centers acquired by the Company.

(b) Reflects revenues and expenses of the properties acquired in 1998 and 1997 for the period January 1, 1997 through the effective date of acquisition. Operating results for the Company's acquired properties located in San Antonio, TX; Ahwatukee, AZ; Eagan, MN; St. Paul, MN; Denver, CO; Columbus (Easton Market), OH; Princeton, NJ; Portland, OR; St. Louis (American Plaza), MO; St. Louis (Promenade at Brentwood), MO and Florence, KY are not reflected in the 1997 pro forma information prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful. In addition, the 1997 pro forma information does not include the results of shopping center expansions occurring at five of the shopping centers acquired by the Company.

5. DISPOSITION OF REAL ESTATE

     During 1999, the Company recorded a loss on disposition of real estate aggregating $2.2 million relating to the sale of a shopping center and residual land in Pensacola, Florida. The shopping center was sold to a major retailer. In connection with this disposition, the Company developed a 17,000 square foot shopping center adjacent to the site sold. In addition, the Company sold four properties at an aggregate gain of approximately $0.5 million which offsets the previously described loss within the consolidated statements of operations. Net proceeds received in conjunction with the above sales aggregated $13.9 million. During 1998, the Company sold various outlots adjacent to the Company's shopping centers, recognized an aggregate gain of $0.2 million, and received net proceeds of $6.7 million. During 1997, the Company sold two business centers and a shopping center, recognized an aggregate gain of $3.5 million and received net proceeds of $9.8 million.

6. NOTES RECEIVABLE

     Notes receivable and related accrued interest are summarized as follows (in thousands):

                                                             1999      1998
                                                            ------    -------
Notes receivable..........................................  $5,590    $ 8,039
Construction mortgage receivable..........................      --      6,559
Mortgage receivable.......................................      --     20,174
Notes receivable -- AIP...................................      --     14,236
                                                            ------    -------
                                                            $5,590    $49,008
                                                            ======    =======

     The Company has provided advances, including accrued interest, aggregating $5.6 million and $8.0 million at December 31, 1999 and 1998, respectively to certain developers in accordance with certain partnership agreements. The notes are secured by certain rights in future development projects, partnership interests and personal guaranties. The notes bear interest ranging from 10.5% to 14.5% with maturity dates ranging from payment on demand to December 2002.

     The Company entered into a 50% participating interest, together with Bank of America National Trust, in a construction loan receivable secured by a first mortgage on certain real estate relating to a shopping center development in Phoenix, Arizona. The note, including accrued interest, aggregated approximately $6.6 million at December 31, 1998. In July 1999, the Company purchased the shopping center from the borrower and applied the note towards the purchase price.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

     In July 1998, the Company advanced $20.0 million to a real estate developer which was evidenced by a mortgage note collateralized by six real estate projects. The mortgage note was repaid in March 1999.

     At December 31, 1998 the Company had advances of $14.2 million in the form of a demand notes receivable from AIP with interest at 10.25%. The notes and related interest were repaid in January 1999.

7. DEFERRED CHARGES

     Deferred charges consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             ----------------
                                                              1999      1998
                                                             ------    ------
Deferred financing costs...................................  $7,298    $9,487
Less-accumulated amortization..............................  (3,382)   (4,257)
                                                             ------    ------
                                                             $3,916    $5,230
                                                             ======    ======

     The Company incurred deferred finance costs aggregating $0.2 million and $2.9 million in 1999 and 1998, respectively, primarily relating to the Company's issuance of Senior Notes (Note 9) and unsecured revolving credit agreements (Note 8). Amortization of deferred charges was $1.5 million, $1.5 million and $1.4 million for the years ended December 1999, 1998 and 1997, respectively.

     During 1998, the Company wrote off $0.9 million (none in 1999 and 1997) of unamortized deferred finance costs in conjunction with the amendment and restructuring of its Unsecured Revolving Credit Facility (Note 8) and the repayment of certain secured indebtedness.

8. REVOLVING CREDIT FACILITIES

     Since May 1995, the Company had maintained a $150 million unsecured revolving credit facility from a syndicate of financial institutions for which Bank One, NA serves as agent (the "Unsecured Credit Facility"). During 1998, the Company amended and restructured this facility to increase the facility to $375 million, reduce the specified spread over LIBOR from 1.1% to 0.85%, modify certain covenants and extend the term for an additional year, through April 2001. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. During the first quarter of 1998, the Company recognized a non-cash extraordinary charge of approximately $0.9 million ($0.01 per share), relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility. Borrowings under this facility bear interest at variable rates based on prime rate or LIBOR plus a specified spread (0.85% at December 31, 1999). The spread is dependent on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets and debt service coverage. The facility also provides for a facility fee of 0.15% on the entire facility. The Unsecured Credit Facility is used to finance the acquisition and development of real estate, to provide working capital and for general corporate purposes. At December 31, 1999 and 1998, total borrowings under this facility aggregated $272.0 million and $132.0 million, respectively, with a weighted average interest rate of 7.3% and 6.5%, respectively.

     In September 1996, the Company entered into a three year $10 million unsecured revolving credit facility with National City Bank (together with the $375 million Unsecured Credit Facility, the "Revolving Credit Facilities"). In June 1998, the Company renegotiated the terms of this facility to increase the facility to $20 million and reduce the interest rate by 15 basis points. In March 1999, the Company amended this facility to increase the available borrowings to $25 million, to convert it to a secured revolving credit facility and to extend the agreement through November 2002. This credit facility is secured by certain partnership investments. The

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

Company maintains the right to reduce this facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (0.85% at December 31, 1999). The spread is dependent on the Company's long term senior unsecured debt rating from Standard and Poors and Moody's Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets and debt service coverage. The facility also provides for commitment fees of 0.15% on the unused credit amount. At December 31, 1998, there were no borrowings outstanding under this facility. At December 31, 1999, total borrowings under this facility aggregated $18.8 million with a weighted average interest rate of 7.3%.

     Total fees paid by the Company on its revolving credit facilities in 1999, 1998 and 1997 aggregated approximately $0.6 million, $0.5 million and $0.3 million, respectively.

9. FIXED RATE SENIOR NOTES

     The following is a summary of the Company's outstanding unsecured fixed rate senior notes:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Unsecured Fixed Rate Senior Notes (1)..................  $517,470    $517,383
Pass-Through Asset Trust Securities (2)................    74,841      74,771
                                                         --------    --------
                                                         $592,311    $592,154
                                                         ========    ========

---------------

(1) Two of the senior notes were issued at a discount. The unamortized discount aggregated $0.2 million and $0.3 million at December 31, 1999 and 1998, respectively. The effective interest rates of these notes range from 6.65% to 7.67% per annum.

(2) In March 1997, the Company issued, through a grantor trust, $75 million of Pass-Through Asset Trust Securities (PATS), due March 2002, at a discount to 99.53%. These certificates are secured by fifteen year notes maturing March 2012, issued by the Company to the trust. The trust sold an option which enables the option holder to re-market the certificates upon maturity in March 2002. Simultaneously with the sale of the certificates, the trust purchased the notes from the Company for a premium in the amount of the option payment. This premium, $1.2 and $1.3 million at December 31, 1999 and 1998, respectively, is being amortized over the fifteen year life of the notes and is included in other liabilities. If the option holder does not elect to remarket the certificates, then they become due and payable in March 2002. Interest is paid semi-annually in arrears on March 15 and September 15. These notes have a coupon interest rate of 7.13% per annum.

     The above fixed rate senior notes have maturities ranging from May 2000 to July 2018. Interest rates ranged from approximately 6.58% to 7.625% (averaging 7.2% at December 31, 1999 and 1998). These notes may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund. The fixed rate senior notes were issued pursuant to an indenture dated May 1, 1994 which contains certain covenants including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. Interest is paid semi-annually in arrears on May 15 and November 15.

10. SUBORDINATED CONVERTIBLE DEBENTURES

     In August 1994, the Company issued, through an underwritten offering, $60 million of unsecured subordinated convertible debentures ("Debentures"). At their maturity, the remaining balance of $40.0 million was repaid on August 15, 1999. The Debentures bore interest at 7% per annum and interest was paid semi-

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION annually. The Debentures were convertible at anytime prior to maturity into common shares at a conversion price of $16.6875 per share.

     Debentures in the principal amount of $6.8 million were converted into approximately 0.4 million common shares during 1998. In addition, upon conversion of the debentures, approximately $0.1 of unamortized debenture issue costs were charged to additional paid-in-capital during 1998 (none in 1999).

11. MORTGAGES PAYABLE AND SCHEDULED PRINCIPAL REPAYMENTS

     At December 31, 1999, mortgages payable, collateralized by certain notes receivable, investments and real estate with a net book value of approximately $566.6 million and related tenants leases, are generally due in monthly installments of principal and/or interest and mature at various dates through 2027. Interest rates ranged from approximately 5.25% to 9.75% (averaging 8.3% at December 31, 1999 and 1998). Variable rate debt obligations, included in mortgages payable at December 31, 1999 and 1998, totaled approximately $110.6 million and $32.2 million, respectively. Interest rates on the variable rate debt averaged 7.3% and 6.3% at December 31, 1999 and 1998, respectively.

     As of December 31, 1999, the scheduled principal payments of Revolving Credit Facilities, fixed rate senior notes and mortgages payable for the next five years and thereafter are as follows:

   YEAR       AMOUNT
   ----     ----------
2000        $  183,218
2001           372,168
2002           135,308
2003            36,665
2004            70,883
Thereafter     353,809
            ----------
            $1,152,051
            ==========

     Principal payments in the year 2001 and 2002 include $272.0 million and $18.8 million, respectively, associated with the maturing of the Revolving Credit Facilities.

     Principal payments in the year 2002 assume that the PATS option holder (Note 9) will not exercise the option to re-market the certificates and the trust will therefore put the certificates to the Company to finance the reacquisition of the PATS at maturity.

12. FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

  Cash and cash equivalents, accounts receivable, accounts payable, accruals and other liabilities

     The carrying amounts reported in the balance sheet for these financial instruments approximated fair value because of their short maturities. The carrying amount of straight-line rents receivable does not materially differ from their fair market value.

  Notes receivable and advances to affiliates

     The fair value is estimated by discounting the current rates at which similar loans would be made. At December 31, 1999 and 1998, the carrying amounts reported in the balance sheet approximate fair value.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

  Debt

     The carrying amounts of the Company's borrowings under its Revolving Credit Facilities approximate fair value because such borrowings are at variable rates. The fair value of the fixed rate senior notes was based on borrowings with a similar remaining maturity based on the Company's estimated interest rate spread over the applicable treasury rate. Fair value of the mortgages payable was estimated using a discounted cash flow analysis, based on the Company's incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturities. Fair value of the Debentures was determined based on their closing price as of December 31, 1998, as reported by their New York Stock Exchange.

     Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

     Financial instruments at December 31, 1999 and 1998, with carrying values that are different than estimated fair values are summarized as follows (in thousands):

                                                    1999                             1998
                                        -----------------------------    -----------------------------
                                        CARRYING AMOUNT    FAIR VALUE    CARRYING AMOUNT    FAIR VALUE
                                        ---------------    ----------    ---------------    ----------
Fixed Rate Senior Notes...............     $592,311         $565,871        $592,154         $568,624
Mortgages payable.....................      268,965          273,343         236,262          247,009
Debentures............................           --               --          40,065           41,167
                                           --------         --------        --------         --------
                                           $861,276         $839,214        $868,481         $856,800
                                           ========         ========        ========         ========

See Note 3 for a description of the Company's funding commitment to its minority equity investment. The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio. The Company may, from time to time, enter into interest rate hedge agreements to manage interest costs and risks associated with changing interest rates. The Company did not enter into any such agreements during 1998 or 1999.

13. MINORITY EQUITY INTERESTS, PREFERRED OPERATING PARTNERSHIP MINORITY INTERESTS, OPERATING PARTNERSHIP MINORITY INTERESTS, PREFERRED SHARES AND COMMON SHARES

  Minority Equity Interests

     In 1998, the Company acquired, in conjunction with the acquisition of the Hermes Properties, through a subsidiary partnership a majority ownership interest in a shopping center and development parcels in Utah. The minority partners' equity interest in this partnership is $8.2 million at December 31, 1999 and 1998. Minority equity interest expense includes approximately $0.1 million for the year ended December 31, 1999 and 1998 related to the minority partner's share of net income.

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

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

  Preferred Operating Partnership Minority Interests

     In December 1998, the Company completed a private placement of $35 million with a private investment partnership. This private placement was a combination of preferred equity securities and a warrant to purchase approximately 1.6 million common shares of the Company at a price of $21 5/8 per share or 1.4 million Class D cumulative redeemable preferred shares at a price of $25 per share. The Company recorded $32.9 million as preferred operating partnership minority interests and $2.1 million to additional paid in capital in respect of the warrant. The proceeds from this private placement were used to repay amounts outstanding on the Revolving Credit Facilities. The preferred equity securities are structured as 8.5% cumulative redeemable preferred units of DDRC Great Northern L.P., a wholly owned, consolidated partnership. The preferred units are redeemable without restriction by the investment partnership, for cash or common shares at the option of the Company, and redeemable after five years by DDRC Great Northern L.P. for cash or common shares at the investment partnership's option. In addition, if the warrant is exercised, the Company has the right to redeem the preferred units. Generally, the warrant has a perpetual term, but will expire upon redemption of the preferred units.

     In September 1999, the Company completed through a consolidated partnership a $75 million private placement of 0.3 million, 8.875% cumulative perpetual preferred "down-REIT" preferred partnership units, together with the above preferred units ("Preferred Units"), with an institutional investor. The units may be exchanged, under certain circumstances, for Class K, 8.875% cumulative preferred shares of the Company. The units may be exchangeable into common shares if the Company fails to pay dividends for six consecutive quarters. The net proceeds of approximately $73.1 million were effectively used to repay approximately $25.8 million in mortgage indebtedness and $40.1 million in Debentures which matured on August 15, 1999. The balance of the proceeds was used to repay variable rate borrowings under the Company's Revolving Credit Facilities.

     The Company reflected $5.2 million and $0.2 million as a charge to preferred operating partnership minority interest in the consolidated statements of operations relating to the accrued return associated with these Preferred Units at December 31, 1999 and 1998, respectively.

  Operating Partnership Minority Interests

     At December 31, 1999 and 1998, the Company had 4,702,282 and 4,581,104 OP Units outstanding, respectively. During 1999 and 1998 the Company acquired, through subsidiary partnerships, a majority ownership interest in several shopping centers. In conjunction with these acquisitions, the Company issued 139,276 and 4,563,210 OP Units in 1999 and 1998, respectively, which are exchangeable, under certain circumstances and at the option of the Company, into an equivalent number of the Company's common shares or for the equivalent amount of cash. In 1999, at the option of the OP Unit holder, 18,098 of these OP Units were exchanged and redeemed for cash by the Company. In connection with the Company's purchase of certain shopping centers during 1998 and the related issuance of approximately 3.6 million of the above mentioned OP Units, the Company provided a guarantee of the value of the OP Units, which includes the aggregate value derived from both the value of the OP Units and the distributions received pursuant to the terms of the OP Units. During 1999, the agreement was amended to provide for the settlement of the guarantee, if applicable, in cash, at the option of the Company. The Company intends to settle this guarantee in cash. The purchase of the related shopping center was recorded at the estimated fair value of the guaranteed amounts. Through the date of the amendment, contingently issuable OP Units are considered in weighted average shares outstanding for purposes of determining diluted earnings per share (Note
18).

     The OP Unit holders are entitled to receive distributions, per OP Unit, equal to the per share distributions on the Company's common shares. During 1999, 1998 and 1997, the unit holders received distributions aggregating $6.5 million, $2.9 million and $.01 million, respectively, which has been reflected as a charge to operating partnership minority interest in the consolidated statements of operations.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

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

     The Company's authorized preferred shares consist of the following:

     - 750,000 Class A Cumulative Redeemable Preferred Shares, without par value

     - 750,000 Class B Cumulative Redeemable Preferred Shares, without par value

     - 750,000 Class C Cumulative Redeemable Preferred Shares, without par value

     - 750,000 Class D Cumulative Redeemable Preferred Shares, without par value

     - 750,000 Class E Cumulative Redeemable Preferred Shares, without par value

     - 750,000 Class F Cumulative Redeemable Preferred Shares, without par value

     - 750,000 Class G Cumulative Redeemable Preferred Shares, without par value

     - 750,000 Class H Cumulative Redeemable Preferred Shares, without par value

     - 750,000 Class I Cumulative Redeemable Preferred Shares, without par value

     - 750,000 Class J Cumulative Redeemable Preferred Shares, without par value

     - 750,000 Class K Cumulative Redeemable Preferred Shares, without par value

     - 750,000 Non Cumulative preferred shares, without par value

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

     Common share issuances over the three year period ended December 31, 1999 are as follows:

ISSUANCE                                  NUMBER OF    PRICE PER    NET PROCEEDS
 DATE                                      SHARES        SHARE      (IN MILLIONS)
--------                                  ---------    ---------    -------------
January 1997............................  6,700,000    $18.3125        $115.8
June 1997...............................  2,600,000    $19.0725          49.4
September 1997..........................  1,015,920    $19.59375         18.8
December 1997...........................    633,600    $18.875           11.3
April 1998..............................  1,339,278    $18.86115         25.2
December 1998...........................  3,000,000    $18.5625          52.6

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

The aggregate net proceeds of $273.1 million from the above offerings were primarily used to repay amounts outstanding on Revolving Credit Facilities and for general corporate purposes.

  Stock Repurchase Program

     In February and August 1999, the Company's Board of Directors authorized the Officers of the Company to implement a common share repurchase program in response to what the Company believed was a distinct undervaluation of the Company's common shares in the public market. At December 31, 1999, treasury stock recorded on the Company's consolidated balance sheet consisted of 1,860,300 common shares at a cost of $25.8 million.

14. TRANSACTIONS WITH RELATED PARTIES

     In September 1999, the Company transferred its interest in a shopping center under development in Coon Rapids, MN, a suburb of Minneapolis, to a joint venture and simultaneously sold a 75% interest; the Company retained a 25% interest. The remaining 75% interest is held by an entity owned in part by a director of the Company. The Company was reimbursed $2.5 million by the joint venture partner relating to development costs previously incurred on this development. In addition, the Company received a development fee of approximately $0.5 million in 1999 from the entity's joint venture partner.

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

     In February 1998, the Company acquired a shopping center located in Idaho Falls, Idaho from a limited partnership in which the Company's Chairman Emeritus, the Chairman of the Board, and the Vice-Chairman of the Board owned, in the aggregate, through a separate partnership, a 1% general partnership interest. The shopping center aggregates approximately 0.2 million square feet of Company GLA. The initial purchase price of the property was approximately $6.5 million. In accordance with the purchase agreement, the Company paid an earnout of $0.6 million upon the leasing of vacant space in the center in January 1999.

     In addition, in 1998 the Company paid to a partnership owned by the Chairman Emeritus approximately $0.1 million for leasing/sales commissions associated with leasing or sale of certain shopping center outlots. Also, the Company paid approximately $0.1 million and $0.7 million in 1999 and 1998, respectively, to a company owned by the brother-in-law of the Chairman of the Board relating to fees and commissions on the acquisition of several shopping centers in 1998.

     The Chairman of the Board and Chief Executive Officer of the Company received 100,000 stock options in his role as a Chairman of AIP's Board of Trustees. All benefits associated with these options were assigned to the Company.

     In conjunction with the establishment of DDR's equity investment in certain entities (described in Note 2 as entities in which the Company has a 95% and 81% economic interest), the Company's Chairman of the Board and Chief Executive Officer received voting shares. These entities were structured to meet certain REIT qualification requirements.

     During 1999 and 1998, the Company periodically advanced funds to the Chairman of the Board and Chief Executive Officer in amounts up to $0.4 million. The advances, which were made to reduce the outstanding principal balance, and to prevent the sale of common shares in the Company from a margin account loan, were outstanding for periods ranging from five to forty days with an interest rate of LIBOR plus 0.85%. In addition,

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION the Company has advanced approximately $0.2 million to certain officers of the Company in connection with payroll taxes and relocation costs.

     In 1998, the eleven members of the Company's executive committee, either through the exercise of previously granted stock options or through the direct purchase of unissued shares had acquired 974,663 of the Company's common shares. The purchase of such shares was financed by a five-year personal loan program aggregating approximately $15 million (at market interest rates) from Bank One, NA. These loans are guaranteed by the Company. Four of these executives have subsequently resigned from the Company. The Company has agreed to maintain the guarantee. The individuals participating in the program are responsible for repayment of these personal loans and have fully indemnified the Company should the Company's guarantee be called upon.

     The Company entered into a lease for office space owned by one of its principal partners/ shareholders. General and administrative rental expense associated with this office space aggregated $0.7 million, $0.7 million, and $0.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The Company continues to have management agreements with various partnerships and performs certain administrative functions on behalf of entities owned in part by a related party, in which management fee and leasing fee income of $0.2 million, $0.2 million and $0.1 million was earned in 1999, 1998 and 1997, respectively. Transactions with the Company's equity affiliates have been described in Notes 2 and 3.

15. COMMITMENTS AND CONTINGENCIES

     The Company is engaged in the operation of shopping centers which are either owned or, with respect to certain shopping centers, operated under long-term ground leases which expire at various dates through 2070, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements which provide for terms ranging generally from one to 30 years and, in some cases, for annual rentals which are subject to upward adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements.

     The scheduled future minimum revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises, for the subsequent five years ending December 31, are as follows (in thousands):

2000        $  185,797
2001           176,694
2002           164,945
2003           151,905
2004           141,054
Thereafter   1,106,383
            ----------
            $1,926,778
            ==========

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows (in thousands):

2000        $ 1,859
2001          1,859
2002          1,861
2003          1,862
2004          1,862
Thereafter   23,326
            -------
            $32,629
            =======

     There were no capital leases in which the Company is the lessee at December 31, 1999 or 1998.

     In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements for the construction of the shopping centers and acquisition of land aggregating approximately $3.5 million as of December 31, 1999.

     As discussed in Note 2, the Company has entered into several joint ventures with various third party developers. In conjunction with the joint venture agreements, the Company has agreed to fund the required capital associated with approved development projects. The Company is entitled to receive a priority return on capital advances at rates ranging from 10.5% to 12%.

     As discussed in Notes 13 and 14 the Company has provided certain guarantees relating to OP Units and officer loans, respectively.

16. OTHER INCOME

     Other income was comprised of the following (in thousands):

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                  ---------------------------------
                                                    1999         1998        1997
                                                  ---------    --------    --------
Temporary tenant rentals (kiosks)...............   $   774         697         830
Lease termination fees..........................     3,425       1,621       2,830
Development fees................................     4,064       1,722       1,003
Other...........................................     2,536       1,420         662
                                                   -------      ------      ------
                                                   $10,799      $5,460      $5,325
                                                   =======      ======      ======

17. BENEFIT PLANS

  Stock Option and Other Equity Based Plans

     Effective January 31, 1993, the Company established an incentive and non-qualified stock option plan under which 4,113,806 of the Company's common shares at December 31, 1999 were reserved for issuance to eligible employees. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof (or, with respect to options granted to certain shareholders, within five years thereof). Options granted under the plan generally become exercisable on the year after the date of grant as to one third of the optioned shares, with the remaining options being exercisable over the following two-year period.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

     In 1997, the Board of Directors approved the issuance of 900,000 stock options to the Company's Chief Executive Officer which vested upon issuance of the options granted. 700,000 options were issued outside of a qualified plan.

     In addition to the stock option plan described above, the Company granted options for a total of 970,000 shares to its directors and certain officers who are not employees of the Company. Such options were granted at the fair market value on the date of grant. Options with respect to 50,000 shares were exercisable one year from the date of grant, and options with respect to the remaining 920,000 shares become exercisable one year after the date of grant as to one third of the 920,000 shares with the remaining options being exercisable over the following two-year period.

     The following table reflects the stock option activity described above (in thousands):

                                               NUMBER OF OPTIONS
                                      -----------------------------------          WEIGHTED-AVERAGE
                                                                EXECUTIVE    ----------------------------
                                      EMPLOYEES    DIRECTORS     OFFICER     EXERCISE PRICE    FAIR VALUE
                                      ---------    ---------    ---------    --------------    ----------
Balance December 31, 1996...........    2,530         880           --           $13.87
  Granted...........................    1,202          50          700            19.74          $3.15
  Exercised.........................     (254)        (10)          --            12.52
  Canceled..........................      (62)         --           --            16.59
                                       ------         ---          ---           ------
Balance December 31, 1997...........    3,416         920          700            16.18
  Granted...........................      540          10           --            19.95          $1.43
  Exercised.........................   (1,093)         --           --            13.31
  Canceled..........................      (72)         --           --            18.44
                                       ------         ---          ---           ------
Balance December 31, 1998...........    2,791         930          700            17.32
  Granted...........................    1,083          20           --            15.42          $1.42
  Exercised.........................      (13)         --           --            14.48
  Canceled..........................     (385)         --           --            19.49
                                       ------         ---          ---           ------
Balance December 31, 1999...........    3,476         950          700           $16.75
                                       ======         ===          ===           ======

     The following table summarizes the characteristics of the options outstanding at December 31, 1998 (in thousands):

                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
-------------------------------------------------------------------   ------------------------------
                  OUTSTANDING   WEIGHTED-AVERAGE                      EXERCISABLE
   RANGE OF          AS OF         REMAINING       WEIGHTED-AVERAGE      AS OF      WEIGHTED-AVERAGE
EXERCISE PRICES    12/31/99     CONTRACTUAL LIFE    EXERCISE PRICE     12/31/99      EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
$11.00-$16.50        2,789            6.7               $14.52           2,017           $14.37
$16.50-$24.00        2,337            8.5               $19.42           1,572           $19.67
                     -----            ---               ------           -----           ------
                     5,126            7.5               $16.75           3,589           $16.69

     As of December 31, 1999, 1998 and 1997, 3,589, 2,848 and 3,097 options (in thousands), respectively were exercisable. The weighted average exercise prices of these exercisable options were $16.69, $16.36 and $15.03 at December 31, 1999, 1998 and 1997, respectively.

     During 1998, the Company's executive committee purchased approximately 0.9 million of the shares exercised (See Note 14).

     In April 1996 and May 1998, the shareholders approved equity-based award plans ("Award Plan") which provide for the grant, to employees of the Company, of options to purchase commons shares of the Company,

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION rights to receive the appreciation in value of common shares, award of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions, rights to purchase common shares and other awards based on common shares. Under the terms of the Award Plans, awards may be granted with the respect to an aggregate of not more than 3,200,000 common shares.

     In 1996, the Board of Directors approved a grant of 50,000 restricted shares of common stock and 30,000 Performance Units to the Company's Chief Executive Officer. In 1999, the Board of Directors approved a grant of 47,095 restricted shares of common stock to several executives of the Company. The restricted stock granted in 1996 and 1999 vests in equal annual amounts through the years 2000 and 2003, respectively, and had a weighted average fair value at the date of a grant of $15.3125 and $13.8125, respectively, which was equal to the market value of the Company's stock at the date of grant. The 30,000 Performance Units will be converted into common shares, ranging from 30,000 common shares to 200,000 common shares at the end of the five year period (December 31, 2000) depending upon achievement of performance objectives. The actual number of shares issued will be based upon the average annual total shareholder return during the five year period ending December 31, 2000. During 1999, the Company reduced its accrual relating to the performance unit awards by approximately $1.3 million. Expenses associated with restricted shares aggregated by $0.3 million in 1999. During 1998 and 1997 approximately $0.8 million and $1.3 million, respectively, was charged to expense associated with awards under the equity based award plan relating to restricted stock and performance units.

     The Company applies APB 25, "Accounting for Stock Issued to Employees" in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. The compensation cost which is required to be charged against income for all of the above mentioned plans was $1.8 million, $1.8 million and $5.8 million for 1999, 1998 and 1997, respectively. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair values of the options granted at the grant dates, consistent with the method set forth in the Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been as follows (dollars in thousands, except per share data):

                                                   1999       1998       1997
                                                  -------    -------    -------
Net income applicable to           As reported    $60,135    $57,969    $53,322
  common shareholders                Pro forma    $58,370    $56,168    $47,515
Basic earnings                     As reported    $  0.99    $  1.02    $  1.03
  per share                          Pro forma    $  0.96    $  0.99    $  0.92
Diluted earnings                   As reported    $  0.95    $  0.98    $  1.03
  per share                          Pro forma    $  0.92    $  0.95    $  0.91

     For purposes of the pro forma presentation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model using the following assumptions:

                                        FOR THE YEAR ENDED DECEMBER 31,
                                   -----------------------------------------
                                      1999           1998           1997
                                   -----------    -----------    -----------
Risk free interest rate or
  (range)........................    5.6%-6.4%      4.7%-5.8%      5.8%-7.9%
Dividend yield (range)...........   8.5%-10.9%      6.4%-7.5%      6.8%-7.1%
                                                                      8.1-10
Expected life (range)............   7-10 years     6-10 years          years
Expected volatility (range)......  20.2%-31.8%    13.2%-19.1%    22.5%-31.7%

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

  401(k) Plan

     Effective July 1, 1994, the Company adopted a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company which permits participants to defer up to a maximum of 15% of their compensation. The Company will match 25% of the employee's contribution up to a maximum of 6% of an employee's annual compensation. The Company may also make additional discretionary contributions. Employees' contributions are fully vested and the Company's matching contributions vest 20% per year, including service prior to the plan's effective date. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company's contributions to the plan for the years ended December 31, 1999, 1998 and 1997 were made by the issuance of Company stock with a market value of $0.06 million, $0.05 million, and $0.04 million, respectively. The 401(k) plan is fully funded at December 31, 1999.

  Elective Deferred Compensation Plan

     Effective October 15, 1994, the Company adopted a non-qualified elective deferred compensation plan for certain key executives which permits eligible employees to defer up to 25% of their compensation. The Company will match 25% of an employee's contribution up to a maximum of 6% of an employee's annual compensation, after deducting contributions, if any, made in conjunction with the Company's 401(k) plan. Through March 31, 1998, both the deferred and matching contributions were made in Company performance units as well as the gains and losses resulting from the fluctuation in the Company's quoted share price. In April 1998, the Company elected to amend the investment elections available to employees such that election of the Company's stock is no longer permitted. Deferred compensation charged to expense related to an employee contribution is fully vested and the Company's matching contribution vests 20% per year, including service prior to the plan's effective date. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company's contribution for the years ended December 31, 1999, 1998 and 1997 was $0.02 million, $0.06 million and $0.04 million, respectively. For the years ended December 31, 1998 and 1997, this contribution included earnings attributable to the employees' accounts. At December 31, 1999, 1998 and 1997, deferred compensation under this plan aggregated $0.9 million, $0.5 million and $0.3 million, respectively. The plan is fully funded at December 31, 1999.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

18. EARNINGS AND DIVIDENDS PER SHARE

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

     The following table provides a reconciliation of both income before extraordinary item and the number of common shares used in the computations of "basic" EPS, which utilized the weighted average of common shares outstanding without regard to dilutive potential common shares, and "diluted" EPS, which includes all such shares.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
  Income before extraordinary item..........................  $87,397     $78,804     $67,522
  Less: Preferred stock dividend............................  (27,262)    (19,953)    (14,200)
                                                              -------     -------     -------
  Basic EPS-Income before extraordinary item applicable to
     common shareholders....................................   60,135      58,851      53,322
  Effect of dilutive share securities:
     Operating partnership minority interests...............       --          --          10
     Joint Venture Partnerships.............................       --        (632)         --
                                                              -------     -------     -------
  Diluted EPS-Income before extraordinary item applicable to
     common shareholders plus assumed conversions...........  $60,135     $58,219     $53,332
                                                              =======     =======     =======
Number of Shares:
  Basic - average shares outstanding........................   60,985      56,949      51,760
  Effect of dilutive securities:
     Operating partnership minority interests...............       --          --           6
     Joint venture partnerships and minority interests......    2,246       1,056          --
     Stock options..........................................      138         499         352
     Performance Units......................................       70          --          --
     Restricted stock.......................................       29           5           6
                                                              -------     -------     -------
  Diluted - average shares outstanding......................   63,468      58,509      52,124
                                                              =======     =======     =======
Per share amount:
  Income before extraordinary item
     Basic..................................................  $  0.99     $  1.03     $  1.03
     Diluted................................................  $  0.95     $  1.00     $  1.03

     Options to purchase 5,125,764, 4,420,981 and 5,036,412 shares of common stock were outstanding at December 31, 1999, 1998 and 1997, respectively (Note
17), a portion of which has been reflected above using the treasury stock method.

     The weighted average contingently issuable OP units which are exchangeable, in certain circumstances into common shares aggregated 2.2 million and 0.7 million for the year ended December 31, 1999 and 1998, respectively. The Company intends to settle these contingently issuable OP Units in cash (Note 13).

     Restricted shares totaling 47,676, 20,000 and 30,000, respectively, were unvested at December 31, 1999, 1998 and 1997 and consequently, were not included in the computation of basic EPS for all years presented (Note 17).

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

     Performance Units issued in 1996, convertible into 30,000 to 200,000 common shares of the Company, were not included in the computation of diluted EPS for 1998 and 1997 because the effect was antidilutive (Note 17).

     Debentures, which were convertible prior to their August 1999 maturity into common shares of the Company at a price of $16.6875, were not included in the computation of diluted EPS for all years presented because the effect was antidilutive (Note 10).

     The conversion of the Company's joint venture partners' interest in several joint ventures were not included in the computation of diluted EPS because the effect was antidilutive, for all years presented, where applicable (Note 2) except for the joint venture in Merriam, Kansas which was dilutive in 1998. Significant estimates were utilized by the Company in the determination of fair value for certain of the Company's joint ventures where the joint venture partner has the right to convert its interest in the partnership to common shares of the Company or cash, at the election of the Company (Note 2). These estimates were used to determine the number of common shares assumed to be issued by the Company upon conversion, for purposes of determining dilution, if any. In 1999, the Company made the determination that they will settle these conversions in cash.

     The exchange into common stock of the minority interests were not included in the computation of diluted EPS in all years presented because the effect of assuming conversion was antidilutive (Note 13).

     The redemption of the Preferred Units, including those exercisable through the exercise of the warrant into common shares, was not included in the computation of diluted EPS in 1999 and 1998 because the effect was antidilutive or they were considered contingently issuable (Note 13).

     Dividends declared per share for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                GROSS ORDINARY      NON-TAXABLE      CAPITAL GAIN      TOTAL
  1999 DIVIDENDS    DATE PAID       INCOME       RETURN OF CAPITAL   DISTRIBUTIONS   DIVIDENDS
  --------------    ---------   --------------   -----------------   -------------   ---------
4th quarter 1998*   01/04/99       $  0.08            $    --           $    --       $  0.08*
1st quarter         04/05/99          0.35                 --                --          0.35
2nd quarter         07/02/99          0.35                 --                --          0.35
3rd quarter         10/04/99          0.35                 --                --          0.35
4th quarter**       01/06/00          0.08                 --                --          0.08**
                                   -------            -------           -------       -------
                                   $  1.21            $    --           $    --       $  1.21
                                   =======            =======           =======       =======

                                GROSS ORDINARY      NON-TAXABLE      CAPITAL GAIN      TOTAL
  1998 DIVIDENDS    DATE PAID       INCOME       RETURN OF CAPITAL   DISTRIBUTIONS   DIVIDENDS
  --------------    ---------   --------------   -----------------   -------------   ---------
1st quarter         03/31/98       $0.3199            $    --           $0.0075       $ .3275
2nd quarter         06/30/98        0.3199                 --            0.0075         .3275
3rd quarter         10/01/98        0.3199                 --            0.0075         .3275
4th quarter*        01/04/99        0.2459                 --            0.0060         .2516*
                                   -------            -------           -------       -------
                                   $1.2056            $    --           $0.0285       $1.2341
                                   =======            =======           =======       =======

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                                GROSS ORDINARY      NON-TAXABLE      CAPITAL GAIN      TOTAL
  1997 DIVIDENDS    DATE PAID       INCOME       RETURN OF CAPITAL   DISTRIBUTIONS   DIVIDENDS
  --------------    ---------   --------------   -----------------   -------------   ---------
1st quarter         03/31/97       $  0.25            $ 0.055           $  0.01       $  .315
2nd quarter         06/30/97          0.26              0.055                --          .315
3rd quarter         09/30/97          0.26              0.055                --          .315
4th quarter         12/30/97          0.25              0.055              0.01          .315
                                   -------            -------           -------       -------
                                   $  1.02            $  0.22           $  0.02       $  1.26
                                   =======            =======           =======       =======

---------------

 * A portion of the fourth quarter 1998 dividend paid on January 4, 1999 was reported to shareholders in 1999, of which $0.2459 per share was reported as ordinary income and $0.006 per share was reflected as capital gain distributions for the year ended December 31, 1998.

** A portion of the fourth quarter 1999 dividend paid on January 6, 2000 will be reported to shareholders in 2000, of which $0.08 per share was reported as ordinary income for the year ended December 31, 1999.

19. SUBSEQUENT EVENTS

     In February and March 2000, the Company initiated the purchase of 1,163,700 of its common shares on the open market for an aggregate purchase price of approximately $13.7 million. The purchase of these shares was made in accordance with the Company's share repurchase program approved by the Company's Board of Directors.

     In February 2000, the Company sold a shopping center in Stone Mountain, Georgia, a suburb of Atlanta, for approximately $1.8 million. The proceeds from this sale were used to repay variable rate debt under the Company's revolving credit facilities.

     In February 2000, the Company formed a joint venture with DRA Advisors, Inc. whereby the Company contributed a wholly owned property in Phoenix, Arizona valued at approximately $26.7 million and related mortgage debt of $18.0 million and in exchange received a 50% equity ownership interest in the joint venture. The cash proceeds to the Company of approximately $4.0 million were used to repay variable rate debt under the Company's revolving credit facilities. The Company will continue to manage and operate the center and receive fees for such services.

     In February 2000, the Company entered into an agreement to sell 60% of its 50% joint venture interest in the Community Centers Joint Venture to DRA Advisors, Inc. The first closing occurred in February 2000 with various closing dates scheduled throughout March 2000. The Company's ownership in the joint venture subsequent to this transaction will be 20% with funds advised by DRA Advisors, Inc. owning 80%. The Company will continue to be responsible for the day-to-day management of the shopping centers and receive fees for such services.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth the quarterly results of operations for the years ended December 31, 1999 and 1998 (in thousands, except per share amounts):

                                           FIRST     SECOND      THIRD     FOURTH      TOTAL
                                          -------    -------    -------    -------    --------
1999:
Revenues from operations................  $65,138    $64,314    $66,226    $68,255    $263,933
Income before equity in net income of
  joint ventures, minority equity
  investment, loss on diposition of real
  estate, minority interests and
  extraordinary item....................   18,027     18,738     19,488     17,543      73,796
Income before extraordinary item........   21,868     21,142     22,636     21,751      87,397
Net income..............................   21,868     21,142     22,636     21,751      87,397
Net income applicable to common
  shareholders..........................   15,053     14,326     15,821     14,935      60,135
Basic:
  Income before extraordinary item per
     common share.......................  $  0.25    $  0.23    $  0.26    $  0.25    $   0.99
  Net income per common share...........  $  0.25    $  0.23    $  0.26    $  0.25    $   0.99
  Weighted average number of shares.....   61,302     61,311     61,327     60,006      60,985
Diluted:
  Income before extraordinary item per
     common share.......................  $  0.24    $  0.22    $  0.25    $  0.24    $   0.95
  Net income per common share...........  $  0.24    $  0.22    $  0.25    $  0.24    $   0.95
  Weighted average number of shares.....   64,016     63,992     64,448     62,626      63,468

1998:
Revenues from operations................  $49,539    $52,981    $63,395    $62,253    $228,168
Income before equity in net income of
  joint ventures and minority equity
  investment, gain on disposition of
  real estate, minority interests and
  extraordinary item....................   15,965     15,765     17,475     19,089      68,294
Income before extraordinary item........   18,015     19,137     20,712     20,940      78,804
Net income..............................   17,133     19,137     20,712     20,940      77,922
Net income applicable to common
  shareholders..........................   13,583     15,587     14,702     14,097      57,969
Basic:
  Income before extraordinary item per
     common share.......................  $  0.26    $  0.27    $  0.26    $  0.24    $   1.03
  Net income per common share...........  $  0.25    $  0.27    $  0.26    $  0.24    $   1.02
  Weighted average number of shares.....   55,500     56,703     57,257     58,302      56,949
Diluted:
  Income before extraordinary item per
     common share.......................  $  0.25    $  0.27    $  0.25    $  0.23    $   1.00
  Net income per common share...........  $  0.24    $  0.27    $  0.25    $  0.23    $   0.98
  Weighted average number of shares.....   56,732     58,003     58,765     60,286      58,509

                                                                     SCHEDULE II

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                  BALANCE AT                                 BALANCE AT
                                                 BEGINNING OF     CHARGED                      END OF
                                                     YEAR        TO EXPENSE    DEDUCTIONS       YEAR
                                                 ------------    ----------    ----------    ----------
Year ended December 31, 1999
  Allowance for uncollectible accounts.........     $3,688         $2,923        $1,960        $4,651
                                                    ======         ======        ======        ======
Year ended December 31, 1998
  Allowance for uncollectible accounts.........     $3,678         $2,196        $2,186        $3,688
                                                    ======         ======        ======        ======
Year ended December 31, 1997
  Allowance for uncollectible accounts.........     $2,406         $1,433        $  161        $3,678
                                                    ======         ======        ======        ======

                                                                    SCHEDULE III

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                 DECEMBER 1999

                                INITIAL COST                                           TOTAL COST(A)
                        -----------------------------                  ----------------------------------------------
                                        BUILDINGS &                                    BUILDINGS &
                            LAND        IMPROVEMENTS    IMPROVEMENTS       LAND        IMPROVEMENTS        TOTAL
                        ------------   --------------   ------------   ------------   --------------   --------------
Brandon, FL............ $          0   $    4,111,281   $         0    $          0   $    4,124,943   $    4,124,943
Stow, OH...............    1,035,856        9,028,257             0         992,520       20,536,731       21,529,251
Fern Park, FL
  (Orlando)............      445,852          302,755        97,300         445,852          409,103          854,955
Eastlake, OH...........       40,000          141,000             0          40,000          144,188          184,188
Highland Hts., OH......    3,987,052        7,895,991             0       3,987,052       13,627,089       17,614,141
Westlake, OH...........      424,225        3,802,863       203,235         424,225        4,956,799        5,381,024
Waterbury, CT..........            0        3,048,300             0               0        3,154,101        3,154,101
Zanesville, OH.........            0          619,023             0               0          619,023          619,023
E. Norriton, PA........       80,408        4,697,718       233,380          80,408        8,121,365        8,201,773
Palm Harbor, FL........    1,136,915        4,089,138             0       1,136,915        4,166,380        5,303,295
Tarpon Springs, FL.....      248,067        7,381,640        80,859         248,067       11,100,461       11,348,528
Bayonet Pt., FL........    2,112,566        8,180,960       127,530       2,254,649        8,404,575       10,659,224
Starkville, MS.........    1,271,081        8,209,214             0       1,112,263        9,648,182       10,760,445
Tupelo, MS.............    2,282,000       14,978,722             0       2,282,000       15,634,922       17,916,922
Jacksonville, FL.......    3,005,420        9,425,063             0       3,027,805        9,468,332       12,496,137
Stone Mountain, GA.....      460,471        3,018,074        21,890         460,471        3,063,874        3,524,345
Brunswick, MA..........    3,836,358       15,459,460             0       3,836,358       17,802,159       21,638,517
Salisbury, MD..........    1,073,034        6,215,570             0       1,073,034        6,215,570        7,288,604
Atlanta, GA............      475,360        9,373,552             0         475,360        9,604,732       10,080,092
Erie, PA...............   10,880,479       19,200,609             0       6,628,614       40,588,696       47,217,310
Erie, PA...............            1        2,563,770        12,990               1        3,094,286        3,094,287
Chillicothe, OH........       42,857        2,549,287         2,200       1,266,066       11,799,780       13,065,846
Ocala, FL..............       26,800          351,065        25,028          26,800          382,329          409,129
Tampa, FL (Waters).....    4,105,230        6,640,240       324,071       3,905,230        7,253,317       11,158,547
Macedonia, OH..........    4,391,693       10,885,124             0       4,391,693       10,885,124       15,276,817
Winchester, VA.........      618,075       13,903,078             0         618,075       18,805,820       19,423,895
Huber Heights, OH......      757,422       14,468,512         1,000         757,422       14,584,437       15,341,859
Lebanon, OH............      651,025          911,178        30,993         651,025        1,049,306        1,700,331
Wilmington, OH.........      156,975        1,615,646        50,575         156,975        1,751,709        1,908,684
Hillsboro, OH..........       79,579        1,984,831             0          79,579        1,986,444        2,066,023
Canton, OH Phase II....    5,672,187       18,389,505             0       6,393,685       18,389,505       24,783,190
Xenia, OH..............      948,202        3,938,138             0         673,202        6,052,627        6,725,829
Boardman, OH...........    9,025,281       27,982,812             0       8,152,281       27,982,812       36,135,093
Solon, OH..............    6,220,200        7,454,151             0       6,220,200       20,001,302       26,221,502
Cincinnati, OH.........    2,399,250       11,238,105       172,198       2,399,250       12,412,732       14,811,982


                                        TOTAL COST, NET                  DEPRECIABLE       DATE OF
                         ACCUMULATED    OF ACCUMULATED                      LIVES      CONSTRUCTION(C)
                         DEPRECIATION    DEPRECIATION     ENCUMBRANCES   (YEARS)(1)    ACQUISITION(A)
                         ------------   ---------------   ------------   -----------   ---------------
Brandon, FL............  $  3,770,590   $      354,353    $         0    S/L 30        1972(C)
Stow, OH...............     3,022,034       18,507,217              0    S/L 30        1969(C)
Fern Park, FL
  (Orlando)............       278,698          576,257              0    S/L 30        1970(C)
Eastlake, OH...........       125,060           59,128              0    S/L 30        1971(C)
Highland Hts., OH......     1,648,102       15,966,039              0    S/L 31.5      1995(C)
Westlake, OH...........     3,280,808        2,100,216              0    S/L30         1974(C)
Waterbury, CT..........     2,704,229          449,872              0    S/L 30        1973(C)
Zanesville, OH.........       186,695          432,328              0    S/L 31.5      1990(C)
E. Norriton, PA........     3,912,424        4,289,349              0    S/L 30        1975(C)
Palm Harbor, FL........       647,220        4,656,075              0    S/L 31.5      1995(A)
Tarpon Springs, FL.....     6,353,074        4,995,454              0    S/L 30        1974(C)
Bayonet Pt., FL........     4,044,102        6,615,122      5,327,208    S/L 30        1985(C)
Starkville, MS.........     1,537,199        9,223,246              0    S/L 31.5      1994(A)
Tupelo, MS.............     2,552,940       15,363,982              0    S/L 31.5      1994(A)
Jacksonville, FL.......     1,436,999       11,059,138              0    S/L 31.5      1995(A)
Stone Mountain, GA.....     2,719,972          804,373              0    S/L 30        1973(C)
Brunswick, MA..........     1,345,335       20,293,182              0    S/L 30        1973(C)
Salisbury, MD..........        49,615        7,238,989              0    S/L 31.5      1999(A)
Atlanta, GA............     1,816,240        8,263,852              0    S/L 31.5      1994(A)
Erie, PA...............     4,323,324       42,893,986              0    S/L 31.5      1995(C)
Erie, PA...............     2,237,422          856,865              0    S/L 30        1973(C)
Chillicothe, OH........     2,474,611       10,591,235              0    S/L 30        1974(C)
Ocala, FL..............       327,594           81,535              0    S/L 30        1974(C)
Tampa, FL (Waters).....     2,140,390        9,018,157              0    S/L 31.5      1990(C)
Macedonia, OH..........       214,545       15,062,272              0    S/L 31.5      1998(C)
Winchester, VA.........     3,068,730       16,355,165              0    S/L 31.5      1993(A)
Huber Heights, OH......     2,983,866       12,357,993              0    S/L 31.5      1993(A)
Lebanon, OH............       303,208        1,397,123              0    S/L 31.5      1993(A)
Wilmington, OH.........     1,235,912          672,772              0    S/L 30        1977(C)
Hillsboro, OH..........     1,356,786          709,237              0    S/L 30        1979(C)
Canton, OH Phase II....       973,263       23,809,927              0    S/L 31.5      1995(A)
Xenia, OH..............       918,242        5,807,587              0    S/L 31.5      1994(A)
Boardman, OH...........     2,148,843       33,986,250              0    S/L 31.5      1997(A)
Solon, OH..............       429,063       25,792,439              0    S/L 31.5      1998(C)
Cincinnati, OH.........     2,595,297       12,216,685              0    S/L 31.5      1993(A)

                                INITIAL COST                                           TOTAL COST(A)
                        -----------------------------                  ----------------------------------------------
                                        BUILDINGS &                                    BUILDINGS &
                            LAND        IMPROVEMENTS    IMPROVEMENTS       LAND        IMPROVEMENTS        TOTAL
                        ------------   --------------   ------------   ------------   --------------   --------------
Bedford, IN............ $    706,282   $    8,424,532   $     5,750    $  1,066,656   $   10,015,954   $   11,082,610
Watertown, SD..........       62,712        6,442,712       441,927          62,712        8,658,718        8,721,430
Connersville, IN.......      539,720        6,457,710             0         539,720        6,551,043        7,090,763
Ashland, OH............      209,500        2,272,624             0         209,500        2,388,684        2,598,184
Pensacola, FL..........    1,804,641        4,010,290       273,372         608,640        3,508,964        4,117,604
W. 65th Cleveland,
  OH...................       90,120        1,463,076        15,000          90,120        1,541,540        1,631,660
Los Alamos, NM.........      725,000        3,499,950        30,336         725,000        4,608,662        5,333,662
North Olmsted, OH......   12,209,206       45,008,616        13,971      12,209,206       60,214,909       72,424,115
Tampa, FL (Dale).......    4,268,673        5,368,147       204,666       4,268,673        6,067,386       10,336,059
Waynesville, NC........      431,910        8,088,668       131,096         431,910        8,155,867        8,587,777
Ahoskie, NC............      269,530        7,775,856         3,168         269,530        7,803,524        8,073,054
Pulaski, VA............      528,075        6,395,809         2,000         528,075        6,405,435        6,933,510
St. Louis, MO
  (Sunset).............   10,496,401       31,530,669             0      10,742,955       32,401,313       43,144,268
St. Louis, MO
  (Sunset).............    2,294,428        6,873,734             0       2,461,466        7,377,270        9,838,736
St. Louis, MO
  (Brentwood)..........   10,627,899       32,053,255             0      10,018,174       31,561,791       41,579,965
Cedar Rapids, IA.......    4,219,246       12,697,187             0       4,219,246       12,943,354       17,162,600
St. Louis, MO
  (Olympic)............    2,775,280        8,369,712             0       2,775,280        8,392,525       11,167,805
St. Louis, MO
  (Gravois)............    1,336,311        4,049,826             0       1,524,602        4,705,118        6,229,720
St. Louis, MO
  (Morris).............            0        2,048,384             0               0        2,050,805        2,050,805
St. Louis, MO
  (Keller).............    1,632,451        4,936,304             0       1,632,451        4,938,725        6,571,176
St. Louis, MO
  (Southtowne).........    6,048,127                0             0       6,050,548                0        6,050,548
St. Louis, MO..........    1,405,214        4,254,663             0       1,405,214        4,282,206        5,687,420
St. Louis, MO
  (American)...........      243,968          770,897             0         514,311          555,530        1,069,841
Aurora, OH.............      832,436        7,560,047             0         832,436        7,560,047        8,392,483
Worthington, MN........      373,943        6,404,291       440,740         373,943        7,762,132        8,136,075
Harrisburg, IL.........      550,100        7,619,281             0         550,100        7,891,169        8,441,269
Idaho Falls, ID........    1,301,527        5,703,375             0       1,418,042        5,703,375        7,121,417
Mt. Vernon, IL.........    1,789,009        9,398,696       111,000       1,789,009       13,790,757       15,579,766
Fenton, MO.............      413,993        4,243,854       475,714         430,168        6,678,868        7,109,036
Melbourne, FL..........            1        3,084,819       116,638               1        3,202,449        3,202,450
Simpsonville, SC.......      430,800        6,563,154             0         430,800        6,562,404        6,993,204
Camden, SC.............      627,100        7,519,161         6,500       2,917,286       16,920,666       19,837,952
Union, SC..............      684,750        7,629,275           500         684,750        7,648,975        8,333,725
N. Charleston, SC......      910,840       11,346,348         1,000       1,081,462       14,921,446       16,002,908
S. Anderson, SC........    1,365,600        6,117,482        13,170       1,365,600        6,150,152        7,515,752
Anderson, SC...........      204,094          939,733             0         204,094          939,733        1,143,827
Orangeburg, SC.........      317,934        1,692,836             0         317,934        3,373,051        3,690,985
Mt. Pleasant, SC.......    2,583,887       10,469,891             0       2,589,300       10,447,517       13,036,817
Columbia, SC...........      600,000        3,262,624             0         600,000        3,262,624        3,862,624
Sault Ste. Marie, MI...    1,826,454       13,709,705             0       1,826,454       15,029,388       16,855,842
Cheboygan, MI..........      126,670        3,612,242             0         126,670        3,771,874        3,898,544
Grand Rapids, MI.......    1,926,389        8,039,411             0       1,926,389        8,218,211       10,144,600


                                        TOTAL COST, NET                  DEPRECIABLE       DATE OF
                         ACCUMULATED    OF ACCUMULATED                      LIVES      CONSTRUCTION(C)
                         DEPRECIATION    DEPRECIATION     ENCUMBRANCES   (YEARS)(1)    ACQUISITION(A)
                         ------------   ---------------   ------------   -----------   ---------------
Bedford, IN............  $  1,795,692   $    9,286,918    $         0    S/L 31.5      1993(A)
Watertown, SD..........     5,047,751        3,673,679              0    S/L 30        1977(C)
Connersville, IN.......     1,271,399        5,819,364              0    S/L 31.5      1993(A)
Ashland, OH............     1,756,197          841,987              0    S/L 30        1977(C)
Pensacola, FL..........        56,970        4,060,634              0    S/L 30        1988(C)
W. 65th Cleveland,
  OH...................     1,121,389          510,271              0    S/L 30        1977(C)
Los Alamos, NM.........     1,607,212        3,726,450              0    S/L 30        1978(C)
North Olmsted, OH......     4,806,468       67,617,647              0    S/L 31.5      1997(A)
Tampa, FL (Dale).......     1,697,053        8,639,006              0    S/L 31.5      1990(C)
Waynesville, NC........     1,774,358        6,813,419              0    S/L 31.5      1993(A)
Ahoskie, NC............     1,459,105        6,613,949              0    S/L 31.5      1994(A)
Pulaski, VA............     1,361,033        5,572,477              0    S/L 31.5      1993(A)
St. Louis, MO
  (Sunset).............     1,522,786       41,621,482              0    S/L 31.5      1998(A)
St. Louis, MO
  (Sunset).............       338,053        9,500,683              0    S/L 31.5      1998(A)
St. Louis, MO
  (Brentwood)..........     1,543,623       40,036,342              0    S/L 31.5      1998(A)
Cedar Rapids, IA.......       613,301       16,549,299     11,268,121    S/L 31.5      1998(A)
St. Louis, MO
  (Olympic)............       401,770       10,766,035      4,814,955    S/L 31.5      1998(A)
St. Louis, MO
  (Gravois)............       206,016        6,023,704      2,927,061    S/L 31.5      1998(A)
St. Louis, MO
  (Morris).............        95,430        1,955,375              0    S/L 31.5      1998(A)
St. Louis, MO
  (Keller).............       234,745        6,336,431      2,650,554    S/L 31.5      1998(A)
St. Louis, MO
  (Southtowne).........             0        6,050,548              0    S/L 31.5      1998(A)
St. Louis, MO..........       202,751        5,484,669      3,433,509    S/L 31.5      1998(A)
St. Louis, MO
  (American)...........        31,608        1,038,233              0    S/L 31.5      1998(A)
Aurora, OH.............       582,482        7,810,001              0    S/L 31.5      1995(C)
Worthington, MN........     4,581,038        3,555,037              0    S/L 30        1977(C)
Harrisburg, IL.........     1,440,315        7,000,954              0    S/L 31.5      1994(A)
Idaho Falls, ID........       321,599        6,799,818              0    S/L 31.5      1998(A)
Mt. Vernon, IL.........     2,155,267       13,424,499              0    S/L 31.5      1993(A)
Fenton, MO.............     2,822,518        4,286,518              0    S/L 30        1983(A)
Melbourne, FL..........     2,205,578          996,872              0    S/L 30        1978(C)
Simpsonville, SC.......     1,250,105        5,743,099              0    S/L 31.5      1994(A)
Camden, SC.............     1,673,826       18,164,126              0    S/L 31.5      1993(A)
Union, SC..............     1,593,237        6,740,488              0    S/L 31.5      1993(A)
N. Charleston, SC......     2,566,733       13,436,175              0    S/L 31.5      1993(A)
S. Anderson, SC........     1,154,487        6,361,265              0    S/L 31.5      1994(A)
Anderson, SC...........       141,707        1,002,120              0    S/L 31.5      1995(A)
Orangeburg, SC.........       304,670        3,386,315              0    S/L 31.5      1995(A)
Mt. Pleasant, SC.......     1,578,047       11,458,770      6,542,612    S/L 31.5      1995(A)
Columbia, SC...........       431,564        3,431,060              0    S/L 31.5      1995(A)
Sault Ste. Marie, MI...     2,399,638       14,456,204      6,367,770    S/L 31.5      1994(A)
Cheboygan, MI..........       700,893        3,197,651              0    S/L 31.5      1993(A)
Grand Rapids, MI.......     1,038,987        9,105,613              0    S/L 31.5      1995(A)

                                INITIAL COST                                           TOTAL COST(A)
                        -----------------------------                  ----------------------------------------------
                                        BUILDINGS &                                    BUILDINGS &
                            LAND        IMPROVEMENTS    IMPROVEMENTS       LAND        IMPROVEMENTS        TOTAL
                        ------------   --------------   ------------   ------------   --------------   --------------
Detroit, MI............ $  6,737,895   $   26,988,238   $    27,131    $  6,737,895   $   27,021,955   $   33,759,850
Houghton, MI...........      439,589        7,300,952     1,820,772         439,589        9,752,476       10,192,065
Bad Axe, MI............      183,850        3,647,330             0         183,850        4,040,030        4,223,880
Gaylord, MI............      269,900        8,727,812         2,250         269,900        9,092,177        9,362,077
Howell, MI.............      331,500       11,938,263           750         331,500       12,166,940       12,498,440
Mt. Pleasant, MI.......      766,950        7,768,538        20,340         766,950       11,490,772       12,257,722
Elyria, OH.............      352,295        5,692,642             0         352,295        5,692,642        6,044,937
Midvalley, UT..........   25,661,553       56,759,311             0      25,661,601       58,084,327       83,745,928
Taylorsville, UT.......   24,327,057       53,686,013             0      24,327,057       53,824,030       78,151,087
Orem, UT...............    5,428,428       12,258,654             0       5,428,428       12,711,290       18,139,718
Logan, UT..............      773,540        1,651,355             0         773,540        1,652,339        2,425,879
Salt Lake City, UT.....      986,363        2,132,099             0         986,363        2,133,467        3,119,830
Riverdale, UT..........   15,845,056       36,478,636             0      15,845,056       41,899,259       57,744,315
Bemidji, MN............      442,031        8,228,731       500,161         442,031        9,130,201        9,572,232
The Hermes Building....    2,801,326        5,996,621             0       2,801,326        5,997,605        8,798,931
Ogden, UT..............    3,619,570        7,715,892             0       3,619,570        7,730,243       11,349,813
Las Vegas, NV..........    2,142,168        4,561,986             0       2,142,168        4,574,348        6,716,516
Rapid City, SD.........      757,928        1,624,575             0         757,928        1,636,955        2,394,883
Cape Coral, FL.........    1,286,628        2,548,149       149,507       1,286,628        5,236,935        6,523,563
Trindad, CO............      411,329        2,578,930       197,546         411,329        2,741,678        3,153,007
Hazard, KY.............      402,563        3,271,343       296,745         402,563        3,573,888        3,976,451
Florence, KY...........      490,797        1,967,928             0         490,797        1,974,053        2,464,850
Birmingham, AL.........    3,726,122       13,973,590             0       3,726,122       16,237,170       19,963,292
Birmingham, AL.........   10,572,916       26,002,258             0      11,434,040       33,820,726       45,254,766
Huntsville, AL.........      600,000        3,058,100             0         600,000        3,070,253        3,670,253
Jacksonville, NC.......      521,111        3,998,798       172,993         390,833        6,974,766        7,365,599
Ormond Beach, FL.......    1,048,380       15,812,069         3,875       1,048,380       16,182,990       17,231,370
Alamosa, CO............      161,479        1,034,465       210,958         161,479        1,224,493        1,385,972
Wilmington, NC.........    4,785,052       16,851,571     1,182,775       4,286,616       24,075,483       28,362,099
Berlin, VT.............      858,667       10,948,064        23,935         866,217       13,710,093       14,576,310
Brainerd, MN...........      703,410        9,104,117       271,802       1,182,018       13,340,649       14,522,667
Spring Hill, FL........    1,083,851        4,816,166       265,762       2,095,974        8,012,882       10,108,856
Tiffin, OH.............      432,292        5,907,856       434,761         432,292        6,805,978        7,238,270
Toledo, OH.............    2,490,543       10,582,588             0       2,490,543       10,583,789       13,074,332
Toledo, OH.............    6,201,887       11,644,513             0       6,201,887       11,644,513       17,846,400
Denver, CO.............    7,833,069       35,550,405             0       7,833,069       49,698,754       57,531,823
Dickinson, ND..........       57,470        6,864,237       354,820          51,148        7,561,167        7,612,315
West Pasco, FL.........    1,422,383        6,552,470         8,500       1,357,699        6,408,848        7,766,547
Marianna, FL...........    1,496,347        3,499,835       129,855       1,496,347        3,641,490        5,137,837
Hutchinson, MN.........      401,502        5,510,326       656,937         426,502        6,331,797        6,758,299
New Bern, NC...........      780,029        8,204,036        71,587       1,049,710       12,928,223       13,977,933
Highland, IN...........    4,003,400       20,101,245             0       4,003,400       22,943,287       26,946,687


                                        TOTAL COST, NET                  DEPRECIABLE       DATE OF
                         ACCUMULATED    OF ACCUMULATED                      LIVES      CONSTRUCTION(C)
                         DEPRECIATION    DEPRECIATION     ENCUMBRANCES   (YEARS)(1)    ACQUISITION(A)
                         ------------   ---------------   ------------   -----------   ---------------
Detroit, MI............  $  1,577,352   $   32,182,498    $17,965,917    S/L 31.5      1998(A)
Houghton, MI...........     6,496,941        3,695,124      2,198,376    S/L 30        1980(C)
Bad Axe, MI............       802,022        3,421,858              0    S/L 31.5      1993(A)
Gaylord, MI............     1,837,924        7,524,153              0    S/L 31.5      1993(A)
Howell, MI.............     2,419,509       10,078,931              0    S/L 31.5      1993(A)
Mt. Pleasant, MI.......     2,066,930       10,190,792              0    S/L 31.5      1993(A)
Elyria, OH.............     2,596,055        3,448,882              0    S/L 30        1977(C)
Midvalley, UT..........     2,710,259       81,035,669              0    S/L 31.5      1998(A)
Taylorsville, UT.......     2,531,016       75,620,071              0    S/L 31.5      1998(A)
Orem, UT...............       570,296       17,569,422      8,245,981    S/L 31.5      1998(A)
Logan, UT..............        79,697        2,346,182        955,574    S/L 31.5      1998(A)
Salt Lake City, UT.....       106,088        3,013,742              0    S/L 31.5      1998(A)
Riverdale, UT..........     1,703,017       56,041,298      9,978,095    S/L 31.5      1998(A)
Bemidji, MN............     5,034,483        4,537,749              0    S/L 30        1977(C)
The Hermes Building....       287,707        8,511,224      1,781,666    S/L 31.5      1998(A)
Ogden, UT..............       365,402       10,984,411              0    S/L 31.5      1998(A)
Las Vegas, NV..........       219,481        6,497,035              0    S/L 31.5      1998(A)
Rapid City, SD.........        81,388        2,313,495        539,480    S/L 31.5      1998(A)
Cape Coral, FL.........     1,515,063        5,008,500              0    S/L 30        1985(C)
Trindad, CO............     1,229,894        1,923,113              0    S/L 30        1986(C)
Hazard, KY.............     2,360,961        1,615,490              0    S/L 30        1978(C)
Florence, KY...........        78,218        2,386,632              0    S/L 31.5      1998(A)
Birmingham, AL.........     1,985,736       17,977,556              0    S/L 31.5      1994(A)
Birmingham, AL.........     4,705,514       40,549,252              0    S/L 31.5      1995(A)
Huntsville, AL.........       394,564        3,275,689              0    S/L 31.5      1995(A)
Jacksonville, NC.......     1,042,921        6,322,678              0    S/L 31.5      1989(C)
Ormond Beach, FL.......     2,872,351       14,359,019              0    S/L 31.5      1994(A)
Alamosa, CO............       634,810          751,162              0    S/L 30        1986(C)
Wilmington, NC.........     6,105,095       22,257,004              0    S/L 31.5      1989(C)
Berlin, VT.............     4,711,026        9,865,284      4,940,000    S/L 30        1986(C)
Brainerd, MN...........     2,662,977       11,859,690        695,000    S/L 31.5      1991(A)
Spring Hill, FL........     2,090,316        8,018,540      5,953,433    S/L 30        1988(C)
Tiffin, OH.............     4,106,090        3,132,180              0    S/L 30        1980(C)
Toledo, OH.............     1,623,914       11,450,418              0    S/L 31.5      1995(A)
Toledo, OH.............       261,784       17,584,616              0    S/L 31.5      1997(C)
Denver, CO.............     2,864,948       54,666,875              0    S/L 31.5      1997(C)
Dickinson, ND..........     5,375,859        2,236,456              0    S/L 30        1978(C)
West Pasco, FL.........     2,830,182        4,936,365      4,783,894    S/L 30        1986(C)
Marianna, FL...........     1,087,524        4,050,313              0    S/L 31.5      1990(C)
Hutchinson, MN.........     3,894,513        2,863,786      4,881,831    S/L 30        1981(C)
New Bern, NC...........     3,343,497       10,634,436              0    S/L 31.5      1989(C)
Highland, IN...........     2,312,820       24,633,867              0    S/L 31.5      1997(A)

                                INITIAL COST                                           TOTAL COST(A)
                        -----------------------------                  ----------------------------------------------
                                        BUILDINGS &                                    BUILDINGS &
                            LAND        IMPROVEMENTS    IMPROVEMENTS       LAND        IMPROVEMENTS        TOTAL
                        ------------   --------------   ------------   ------------   --------------   --------------
Phoenix, AZ (Deer
  Valley).............. $  7,264,481   $   18,728,365   $         0    $  7,264,481   $   18,728,365   $   25,992,846
Princeton, NJ..........    7,121,176       29,782,565             0       7,121,176       30,028,655       37,149,831
St. Paul, MN...........    4,467,901       18,084,446             0       4,469,511       19,407,169       23,876,680
Russellville, AR.......      624,100       13,391,122             0         624,100       13,494,276       14,118,376
N. Little Rock, AR.....      907,083       17,159,794             0         907,083       17,224,283       18,131,366
Fayetteville, AK.......    2,365,974        9,503,285             0       6,677,162       16,958,663       23,635,825
Ottumwa, IA............      338,125        8,564,280       102,680         276,186        8,862,192        9,138,378
Washington, NC.........      990,780        3,118,121        33,690       2,250,459       12,635,230       14,885,689
Ovideo, FL.............    6,010,173        6,438,718             0       6,010,173        6,438,718       12,448,891
Orlando, FL............    4,792,146       11,673,702        84,343       4,792,146       12,463,231       17,255,377
Durham, NC.............    2,210,222       11,671,268       277,631       2,210,222       12,685,980       14,896,202
Crystal River, FL......    1,216,709        5,795,643       364,531       1,219,142        5,967,085        7,186,227
Bellefontaine, OH......      997,584        3,220,998             0         997,584        3,220,998        4,218,582
Dublin, OH.............    3,609,345       11,546,009             0       3,609,345       11,661,339       15,270,684
Grove City, OH.........    2,847,868        9,132,150             0       2,847,868        9,132,150       11,980,018
Hamilton, OH...........      494,659        1,618,302             0         494,659        1,618,302        2,112,961
Gahanna, OH............    1,028,931        3,319,584             0       1,028,931        3,319,584        4,348,515
Pataskala, OH..........      513,731        1,679,038             0         513,731        1,679,038        2,192,769
Pickerington, OH.......    1,896,406        6,085,926             0       1,896,406        6,085,926        7,982,332
Barboursville, OH......      431,487        1,416,640         2,466         431,487        1,419,106        1,850,593
Colombus, OH...........   11,087,204       44,493,622             0      11,865,579       47,254,763       59,120,342
Portfolio Balance
  (DDR)................   11,573,773      127,922,608     9,235,425      11,573,773      137,158,033      148,731,806
                        ------------   --------------   -----------    ------------   --------------   --------------
                        $364,108,226   $1,459,650,371   $20,574,325    $370,689,348   $1,697,584,963   $2,068,274,311
                        ============   ==============   ===========    ============   ==============   ==============


                                        TOTAL COST, NET                  DEPRECIABLE       DATE OF
                         ACCUMULATED    OF ACCUMULATED                      LIVES      CONSTRUCTION(C)
                         DEPRECIATION    DEPRECIATION     ENCUMBRANCES   (YEARS)(1)    ACQUISITION(A)
                         ------------   ---------------   ------------   -----------   ---------------
Phoenix, AZ (Deer
  Valley)..............  $    309,263   $   25,683,583    $18,000,000    S/L 31.5      1999(A)
Princeton, NJ..........     1,664,034       35,485,797     27,450,298    S/L 31.5      1998(A)
St. Paul, MN...........     1,541,141       22,335,539              0    S/L 31.5      1997(A)
Russellville, AR.......     2,446,187       11,672,189              0    S/L 31.5      1994(A)
N. Little Rock, AR.....     3,139,095       14,992,271              0    S/L 31.5      1994(A)
Fayetteville, AK.......       822,349       22,813,476              0    S/L 31.5      1997(A)
Ottumwa, IA............     3,061,750        6,076,628              0    S/L 31.5      1990(C)
Washington, NC.........     1,336,617       13,549,072              0    S/L 31.5      1990(C)
Ovideo, FL.............        50,347       12,398,544              0    S/L 31.5      1997(C)
Orlando, FL............     4,240,137       13,015,240              0    S/L 31.5      1989(C)
Durham, NC.............     3,541,691       11,354,511              0    S/L 31.5      1990(C)
Crystal River, FL......     2,670,704        4,515,523              0    S/L 30        1986(C)
Bellefontaine, OH......       178,259        4,040,323      3,013,871    S/L 31.5      1998(A)
Dublin, OH.............       644,693       14,625,991     10,514,274    S/L 31.5      1998(A)
Grove City, OH.........       509,347       11,470,671      7,722,507    S/L 31.5      1998(A)
Hamilton, OH...........        89,215        2,023,746              0    S/L 31.5      1998(A)
Gahanna, OH............       183,756        4,164,759              0    S/L 31.5      1998(A)
Pataskala, OH..........        92,589        2,100,180        789,361    S/L 31.5      1998(A)
Pickerington, OH.......       337,425        7,644,907      5,159,713    S/L 31.5      1998(A)
Barboursville, OH......        78,811        1,771,782              0    S/L 31.5      1998(A)
Colombus, OH...........     2,059,374       57,060,968              0    S/L 31.5      1998(A)
Portfolio Balance
  (DDR)................     2,289,063      146,442,743     38,063,720
                         ------------   --------------    ------------
                         $249,911,824   $1,818,362,487    $216,964,781
                         ============   ==============    ============

---------------

(1) S/L refers to straight-line depreciation.

(A) The Aggregate Cost for Federal Income Tax purposes was approximately $2.1 billion at December 31, 1999.

     The changes in Total Real Estate Assets for the three years ended December 31, 1999 are as follows:

                                                   1999              1998              1997
                                              --------------    --------------    --------------
Balance, Beginning of Year..................  $1,896,763,215    $1,325,742,705    $  991,646,960
Acquisitions................................      78,317,980       688,431,449       267,868,208
Developments, Improvements and Expansions...     131,977,115        58,566,168        78,701,065
Changes in Land Under Development and
  Construction in Progress..................      (1,168,869)       98,276,932        (3,871,141)
Sales and Retirements.......................     (37,615,130)     (274,254,039)       (8,602,387)
                                              --------------    --------------    --------------
Balance, End of Year........................  $2,068,274,311    $1,896,763,215    $1,325,742,705
                                              ==============    ==============    ==============

     The changes in Accumulated Depreciation and Amortization for the three years ended December 31, 1999 are as follows:

                                                   1999              1998              1997
                                              --------------    --------------    --------------
Balance, Beginning of Year..................  $  203,097,126    $  171,737,359    $  142,039,284
Depreciation for Year.......................      49,997,762        42,952,125        32,208,290
Sales and Retirements.......................      (3,183,064)      (11,592,358)       (2,510,215)
                                              --------------    --------------    --------------
Balance, End of Year........................  $  249,911,824    $  203,097,126    $  171,737,359
                                              ==============    ==============    ==============