Form 10-Q
period 2000-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2000-05-15
CIK 894315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    -----------------

                         Commission file number 1-11690

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Ohio                                  34-1723097
      -------------------------------                 -------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


                 3300 Enterprise Parkway, Beachwood, Ohio 44122
               ---------------------------------------------------
               (Address of principal executive offices - zip code)

                                 (216) 755-5500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                61,462,277 shares outstanding as of May 10, 2000
                ----------                          ------------

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2000 and
December 31, 1999.

Condensed Consolidated Statements of Operations for the Three Month Periods ended March 31, 2000 and 1999.

Condensed Consolidated Statements of Cash Flows for the Three Month Periods ended March 31, 2000 and 1999.

Notes to Condensed Consolidated Financial Statements.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                           March 31,          December 31,
ASSETS                                                                                        2000                1999
                                                                                          -----------         ------------
Real estate rental property:
   Land                                                                                   $   346,729         $   342,859
   Buildings                                                                                1,521,426           1,542,333
   Fixtures and tenant improvements                                                            35,067              34,176
   Land under development                                                                      41,695              53,213
   Construction in progress                                                                   101,121              95,693
                                                                                          -----------         -----------
                                                                                            2,046,038           2,068,274
   Less accumulated depreciation                                                             (260,013)           (249,912)
                                                                                          -----------         -----------
   Real estate, net                                                                         1,786,025           1,818,362
Cash and cash equivalents                                                                       1,645               5,992
Investments in and advances to joint ventures                                                 288,862             299,176
Minority equity investment                                                                    136,818             137,234
Notes receivable                                                                                5,866               5,590
Other assets                                                                                   55,802              54,506
                                                                                          -----------         -----------
                                                                                          $ 2,275,018         $ 2,320,860
                                                                                          ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
  Fixed rate senior notes                                                                 $   592,351         $   592,311
  Revolving credit facility                                                                   297,000             272,000
                                                                                          -----------         -----------
                                                                                              889,351             864,311
Secured indebtedness:
  Revolving credit facility                                                                    23,775              18,775
  Mortgage and other secured indebtednesss                                                    225,563             268,965
                                                                                          -----------         -----------
  Total indebtedness                                                                        1,138,689           1,152,051
Accounts payable and accrued expenses                                                          55,034              49,860
Dividends payable                                                                              20,842              20,826
Other liabilities                                                                              13,680              29,867
                                                                                          -----------         -----------
                                                                                            1,228,245           1,252,604
                                                                                          -----------         -----------
Minority equity interest                                                                        8,213               8,219
Preferred operating partnership interests                                                     104,736             104,736
Operating partnership minority interests                                                      102,956             102,956
Commitments and contingencies
Shareholders' equity:
   Class A - 9.5% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 750,000 shares authorized; 421,500 shares
       issued and outstanding at March 31, 2000 and December 31, 1999                         105,375             105,375

   Class B - 9.44% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 750,000 shares authorized; 177,500 shares
       issued and outstanding at March 31, 2000 and December 31, 1999                          44,375              44,375

   Class C - 8.375% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 750,000 shares authorized; 400,000 shares issued
       and outstanding at March 31, 2000 and December 31, 1999                                100,000             100,000

   Class D- 8.68% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 750,000 shares authorized; 216,000 shares issued
       and outstanding at March 31, 2000 and December 31, 1999                                 54,000              54,000

   Common shares, without par value, $.10 stated value; 100,000,000 shares authorized; 57,029,149 and 61,364,035 shares outstanding at
       March 31, 2000 and December 31, 1999, respectively                                       6,146               6,136
   Paid-in-capital                                                                            675,836             674,735
              Accumulated dividends in excess of net income                                   (95,438)           (105,757)
                                                                                          -----------         -----------
                                                                                              890,294             878,864
   Less: Unearned compensation - restricted stock                                             (1,523)               (674)
              Common stock in treasury at cost:  4,430,550 and 1,860,300 shares at
                March 31, 2000 and December 31, 1999, respectively                            (57,903)            (25,845)
                                                                                         ------------         -----------
                                                                                              830,868             852,345
                                                                                         ------------         -----------
                                                                                          $ 2,275,018         $ 2,320,860
                                                                                          ===========         ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        2000             1999
                                                                      --------         --------
Revenues from operations:
     Minimum rents                                                    $ 49,091         $ 46,257
     Percentage and overage rents                                        1,852            1,750
     Recoveries from tenants                                            13,176           11,655
     Management fee income                                               1,635            1,298
     Interest income                                                     1,450            2,194
     Other                                                               1,602            1,984
                                                                      --------         --------
                                                                        68,806           65,138
                                                                      --------         --------
Rental operation expenses:
     Operating and maintenance                                           6,629            6,086
     Real estate taxes                                                   7,569            6,468
     General and administrative                                          5,087            4,644
     Interest                                                           18,124           17,274
     Depreciation and amortization                                      13,703           12,640
                                                                      --------         --------
                                                                        51,112           47,112
                                                                      --------         --------
Income before equity in net income of joint
    ventures, minority equity investment, gain
    on disposition of real estate and real estate investments
    and minority interests                                              17,694           18,026

Equity in net income of joint ventures                                   5,713            4,790
Equity in net income from minority equity investment                     1,812            1,439
Gain on disposition of real estate and real estate investments          16,886               --
                                                                      --------         --------
Income before minority interests                                        42,105           24,255
Minority interests:
   Minority equity interests                                               (28)             (27)
   Preferred operating partnership minority interests                   (2,408)            (744)
   Operating partnership minority interests                             (1,693)          (1,616)
                                                                      --------         --------
                                                                        (4,129)          (2,387)
                                                                      --------         --------
Net income                                                            $ 37,976         $ 21,868
                                                                      ========         ========

Net income applicable to common shareholders                          $ 31,161         $ 15,053
                                                                      ========         ========

Per share data:
  Earnings per common share -
      Basic                                                           $   0.53         $   0.25
                                                                      ========         ========
      Diluted                                                         $   0.51         $   0.24
                                                                      ========         ========

  Dividends declared                                                  $   0.36         $   0.35
                                                                      ========         ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  2000             1999
                                                                                --------         --------
Net cash flow provided by operating activities                                  $ 34,068         $ 32,242
                                                                                --------         --------
Cash flow provided by (used for) investing activities:
    Real estate developed or acquired                                             (6,860)         (38,067)
    Investments in and advances to joint ventures and minority
       equity investment, net                                                    (44,608)         (42,812)
    Issuance of notes receivable, net                                               (276)          (4,086)
    Proceeds from disposition of real estate and real estate investments          72,214               --
                                                                                --------         --------
Net cash flow provided by (used for) investing activities                         20,470          (84,965)
                                                                                --------         --------
Cash flow provided by (used for) financing activities:
    Proceeds from revolving credit facilities and
       temporary bridge loans, net                                                 8,000           78,000
    Proceeds from construction loans                                                  --            8,636
    Principal payments on rental property debt                                    (3,402)          (6,328)
    Payment of deferred finance costs (bank borrowings)                              (20)             (51)
    Proceeds from issuance of common shares in conjunction with exercise of stock options, the Company's 401(k) plan,
       dividend reinvestment plan and restricted stock plan                          272               66
    Purchase of treasury stock                                                   (32,067)              --
    Payment of distributions to preferred and operating
       partnership minority interests                                             (4,026)            (198)
    Dividends paid                                                               (27,642)         (26,888)
                                                                                --------         --------
Net cash flow provided by financing activities                                   (58,885)          53,237
                                                                                --------         --------
Increase in cash and cash equivalents                                             (4,347)             514
Cash and cash equivalents, beginning of period                                     5,992            2,260
                                                                                --------         --------
Cash and cash equivalents, end of period                                        $  1,645         $  2,774
                                                                                ========         ========

Supplemental disclosure of non cash investing and financing activities:

During the period ended March 31, 2000, in conjunction with the formation of a joint venture, the Company transferred property to the joint venture with a net book value of $25.6 million and debt of $18.0 million in exchange for 50% equity interest. Included in accounts payable was approximately $0.4 million relating to construction in progress and $20.8 million of dividends declared at March 31, 2000. The foregoing transactions did not provide for or require the use of cash.

In conjunction with the acquisition of certain shopping centers, the Company recorded minority equity interest aggregating approximately $1.8 million during the three month period ended March 31, 1999. In addition, included in accounts payable was approximately $0.2 million relating to construction in progress and $21.5 million of dividends declared. The foregoing transaction did not provide for or require the use of cash.


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

Reclassifications

         Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements, " which among other things provides guidance on lessors' accounting for contingent rent. This bulletin clarified that contingent rental income should be recognized once the factors that trigger payment actually occur. The Company plans to adopt this bulletin, as required, in the second quarter of 2000. The Company does not anticipate this bulletin to have a material impact on the Company's results of operations or financial positions.

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

         These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.       EQUITY INVESTMENTS IN JOINT VENTURES:

The Company's equity investments in joint ventures at March 31, 2000 consisted of the following:

o A 50% joint venture interest in 16 operating shopping centers (one of which was transferred from the Company to a joint venture in 2000 and two of which were acquired in 1999);

o    A 35% joint venture interest in one operating shopping center;

o A 20% joint venture interest in 10 operating shopping centers (effective February 29, 2000, the Company sold 60% of its half interest in this joint venture);

o A 57% joint venture interest in one shopping center, a portion of which is under development;

o A 50% interest in six joint ventures each of which is developing a shopping center;

o A 12.5% interest in two joint ventures each of which is developing a shopping center (1999);

o    An 80% joint venture interest in two operating shopping center properties;

o A 50% joint venture interest in a real estate management company and a development company;

o A 50% joint venture interest in a limited partnership which is developing six shopping centers;

o    A 25% interest in one joint ventures which is developing a shopping center;

o A 95% economic interest in a management service subsidiary of which the Company owns 1% of the voting and 100% of the non-voting common stock. This entity owns a 25% joint venture interest in an opportunity fund ("Retail Value Fund") which acquired a retail site in Long Beach, CA, which is being redeveloped, 6 operating retail shopping centers in Kansas City, Kansas and Kansas City Missouri (1999), a 75% joint venture interest which owns 13 retail sites formerly occupied by Best Products, and a 12.5% interest in a joint venture interest which is developing a shopping center;

o An 81% economic interest in a management service subsidiary of which the Company owns 9% of the voting and 100% of the non-voting common stock.

Summarized combined financial information of the Company's joint venture investments is as follows (in thousands):

                                            March 31,          December 31,
                                               2000                1999
                                           -----------         ------------
Combined Balance Sheets:

Land                                       $   272,274         $   262,485
Buildings                                      952,652             917,507
Fixtures and tenant improvements                 5,756               5,010
Construction in progress                       213,162             187,825
                                           -----------         -----------
                                             1,443,844           1,372,827
Less accumulated depreciation                  (88,602)            (82,481)
                                           -----------         -----------
Real estate, net                             1,355,242           1,290,346
Other assets                                    81,735              76,173
                                           -----------         -----------
                                           $ 1,436,977         $ 1,366,519
                                           ===========         ===========

Mortgage debt                              $   920,456         $   887,650
Amounts payable to DDR                         150,388             123,743
Other liabilities                               49,389              48,913
                                           -----------         -----------
                                             1,120,233           1,060,306
Accumulated equity                             316,744             306,213
                                           -----------         -----------
                                           $ 1,436,977         $ 1,366,519
                                           ===========         ===========

                                                 Three Month Period
                                                   Ended March 31,
                                                 2000           1999
                                               -------        -------
Combined Statements of Operations:

Revenues from operations                       $47,439        $39,871
                                               -------        -------

Rental operation expenses                       13,113         11,378

Depreciation and amortization expense
  of real estate investments                     6,681          5,481
Interest expense                                16,088         14,024
                                               -------        -------
                                                35,882         30,883
                                               -------        -------
Income before gain on sale of real estate       11,557          8,988
Gain on sale of real estate                         --             91
                                               -------        -------
Net income                                     $11,557        $ 9,079
                                               =======        =======

         Included in management fee income for the three month period ended March 31, 2000 and 1999, is approximately $1.5 and $1.2 million, respectively, of management fees earned by the Company for services rendered to the joint ventures. Similarly, other income for the three month period ended March 31, 2000 and 1999, includes $1.1 million and $0.5 million, respectively, of development fee income and commissions for services rendered to the joint ventures, net of amounts eliminated related to the Company's proportionate share.

         In February 2000, the Company entered into an agreement to sell 60% of its half interest in the Community Centers Joint Venture to DRA Advisors, Inc. at a price of approximately $163 million comprised of cash of approximately $66 million and debt assumed of $97 million. In conjunction with this transaction, the Company recognized a gain of approximately $15.4 million associated with this sale of its 60% interest. The Company's ownership in the joint venture subsequent to this transaction is effectively 20% with funds advised by DRA Advisors, Inc. owning 80%. The Company will continue to be responsible for the day-to-day management of the shopping centers and receive fees for such services.

         In February 2000, the Company formed a joint venture with DRA Advisors, Inc. whereby the Company contributed a wholly owned property in Phoenix, Arizona valued at approximately $26.7 million and related mortgage debt of $18.0 million and, in exchange, received a 50% equity ownership interest in the joint venture and cash proceeds of approximately $4.3 million. In conjunction with this transaction, the Company recognized a gain of approximately $0.5 million associated with the sale of its partial interest. The Company will continue to manage and operate the center and receive fees for such services.

         In addition, the Company transferred its interest in two joint ventures which each own a shopping center under development to the Retail Value Fund.

3.  MINORITY EQUITY INVESTMENT:

         In 1998, the Company announced the execution of a definitive agreement providing for the strategic investment in American Industrial Properties REIT (NYSE: IND) ("AIP") by the Company. At December 31, 1999 and March 31, 2000, the Company owned 9,656,650 common shares in AIP representing approximately 46.1% and 46.0%, respectively of AIP's total outstanding commons shares.

Summarized financial information of AIP, as reflected on the accounts of AIP, is as follows (in thousands):

                                         March 31,        December 31,
                                           2000               1999
                                         ---------        -----------
Balance Sheet:
    Land                                 $ 155,723         $ 159,566
    Buildings                              473,522           482,620
                                         ---------         ---------
                                           629,245           642,186
    Less accumulated depreciation          (48,373)          (46,931)
                                         ---------         ---------
    Real estate, net                       580,872           595,255
    Other assets                            28,567            25,427
                                         ---------         ---------
                                         $ 609,439         $ 620,682
                                         =========         =========

    Mortgage debt                        $ 324,583         $ 334,873
    Other liabilities                       23,448            27,321
                                         ---------         ---------
                                           348,031           362,194
    Accumulated equity                     261,408           258,488
                                         ---------         ---------
                                         $ 609,439         $ 620,682
                                         =========         =========

                                            Three month period
                                              ended March 31,
                                          2000             1999
                                        --------         --------
Statement of Operations:
   Revenues from operations             $ 22,220         $ 20,323
                                        --------         --------
   Rental operation expenses               7,800            7,250
   Depreciation and amortization
        Expense                            3,613            3,473
Interest expense                           6,550            6,270
                                        --------         --------
                                          17,963           16,993
                                           4,257            3,330

Minority interests                           (90)             (44)
Equity earnings in joint venture              70               --
Gain on sales of real estate               3,116               --
                                        --------         --------
Income before extraordinary item           7,353            3,286
Extraordinary item                          (329)              --
                                        --------         --------
Net income                              $  7,024         $  3,286
                                        ========         ========

In conjunction with the Company's equity investment in AIP, certain adjustments were made, on the Company's accounts, to reflect the fair market value of the assets at the date the Company invested in AIP. Accordingly, the Company's equity in net income from minority equity investment is adjusted to reflect these basis differences.

4.       SHAREHOLDERS' EQUITY AND OPERATING PARTNERSHIP UNITS:

         The following table summarizes the changes in shareholders' equity since December 31, 1999 (in thousands):

                                                                              Accumulated      Unearned
                                Preferred Shares   Common Shares              Dividends in    Compensation  Treasury
                                  ($250 Stated      ($.10 stated   Paid-in     Excess of       Restricted     Stock
                                     Value)            Value)      Capital     Net Income         Stock       at Cost      Total
                                ----------------   -------------   --------   ------------    ------------  ---------    --------
Balance December 31, 1999            $303,750           $6,136     $674,735     $(105,757)      $  (674)     $(25,845)   $852,345
Net income                                                                         37,976                                  37,976
Dividends declared -
   Common Shares                                                                  (20,842)                                (20,842)
Dividends declared -
   Preferred Shares                                                                (6,815)                                 (6,815)
Issuance of restricted stock                                 9        1,046                        (849)           10         216
Purchases of common shares                                                                                    (32,068)    (32,068)
Issuance of common shares
  related to exercise of stock
  options, employee 401(k) plan
  and dividend reinvestment plan                             1           55                                                    56
                                     --------           ------     --------     ---------       -------      --------    --------
Balance March 31, 2000               $303,750           $6,146     $675,836     $ (95,438)      $(1,523)     $(57,903)   $830,868
                                     ========           ======     ========     =========       =======      ========    ========

         In February and August 1999, the Company's Board of Directors authorized the Officers of the Company to implement a common share repurchase program in response to what the Company believed was a distinct under valuation of the Company's common shares in the public market. At March 31, 2000 and December 31, 1999, treasury stock recorded on the Company's consolidated balance sheet consisted of 4,430,550 and 1,860,300 and common shares at a cost of $57.9 million and $25.8 million, respectively.

5.       REVOLVING CREDIT FACILITIES:

         The Company maintains a $375 million unsecured revolving credit facility with a syndicate of financial institutions, for which Bank One, NA serves as the administrative agent (the "Unsecured Credit Facility"), for a term through April 2001. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company's borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.85%), depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Unsecured Credit Facility is used to finance the acquisition and development of properties, to provide working capital and for general corporate purposes. At March 31, 2000, $297.0 million was outstanding under this facility with a weighted average interest rate of 6.9%.

         The Company also maintains a secured revolving credit facility with National City Bank of $25 million. This credit facility is secured by certain partnership investments. The Company maintains the right to reduce this facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.85%) depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. At March 31, 2000, $23.8 million was outstanding under this facility with a weighted average interest rate of 6.9%.

6.       RELATED PARTY TRANSACTIONS

         At March 31, 2000, the Company had advanced approximately $0.2 million to certain, recently hired, officers of the Company in connection with various relocation costs.

         In conjunction with the establishment of DDR's equity investment in certain entities, the Company's Chairman and Chief Executive Officer owns voting stock in these entities in order to comply with certain REIT qualification requirements.

7.       EARNINGS AND DIVIDENDS PER SHARE

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

                                                      Three Month Period
                                                        Ended March 31,
                                           (in thousands, except per share amounts)
                                                     2000             1999
                                                   --------         --------
Income before extraordinary item                   $ 37,976         $ 21,868
Less:  Preferred stock dividend                      (6,815)          (6,815)
                                                   --------         --------
Basic - Income before
  extraordinary item applicable to
  common shareholders                                31,161           15,053
Effect of dilutive securities:
  Operating partnership minority interests            1,693               --
                                                   --------         --------
Diluted - Income before
   extraordinary item applicable to
   common shareholders plus
   assumed conversions                             $ 32,854         $ 15,053
                                                   ========         ========
NUMBER OF SHARES:
Basic - average shares outstanding                   59,034           61,302
Effect of dilutive securities:
   Joint venture partnerships                            --            2,526
   Operating partnership minority interests           4,702               --
   Stock options                                         21              187
   Restricted stock                                      56                1
                                                   --------         --------
Diluted - average shares outstanding                 63,813           64,016
                                                   ========         ========
PER SHARE AMOUNT:
Income before extraordinary item
  Basic                                            $   0.53         $   0.25
                                                   ========         ========
  Diluted                                          $   0.51         $   0.24
                                                   ========         ========


The weighted average contingently issuable OP units which are exchangeable, in certain circumstances, into common shares aggregated 2.5 million for the three month period ended March 31, 1999. In 2000, the Company intends to settle these continently issuable OP Units in cash.

The conversion of the Company joint venture partners' interest in several joint ventures were not included in the computation of diluted EPS because the effect was antidilutive (1999). Significant estimates were utilized by the Company in the determination of fair value for certain of the Company's joint ventures where the joint venture partner has the right to convert its interest in the partnership to common shares of the Company or cash, at the election of the Company. These estimates were used to determine the number of common shares assumed to be issued by the Company upon conversion, for purposes of determining dilution, if any. However, in 1999, the Company made the determination that they will settle these conversions in cash, and therefore, the calculation of EPS for the period ended March 31, 2000 has excluded these conversions.

8.       SUBSEQUENT EVENTS

         In April 2000, the Company purchased 2.0 million of its common shares on the open market for an aggregate purchase price of approximately $28.1 million. The purchase of these shares was made in accordance with the Company's share repurchase program approved by the Company's Board of Directors.

         In April 2000, the Company purchased a 199,000 square foot shopping center in Brentwood, Tennessee for approximately $22.5 million.

         On May 1, 2000, the Company elected to terminate its entity level involvement with DDR OliverMcMillian ("DDROM"). At March 31, 2000, DDROM was pursuing the development of six urban entertainment and retail projects aggregating 1.2 million square feet of GLA at the projected cost of approximately $233 million. Three of these projects are under construction:
Gaslamp (San Diego, CA), Reno, NV and Oceanside, CA. The remaining projects are scheduled to commence in 2000 with completion in 2001 and 2002. The Company expects to retain its interest in the Gaslamp, Reno and Oceanside properties and will consider other projects on a case by case basis.

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

o E-commerce may affect the sales volume of the Company's tenants which may reduce the amount of percentage rental income;

o The Company may fail to identify, acquire, construct or develop additional properties, that do not produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties;

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

RESULTS OF OPERATIONS

         Revenues from Operations

         Total revenues increased $3.7 million, or 5.6%, to $68.8 million for the three month period ended March 31, 2000 from $65.1 million for the same period in 1999. Base and percentage rents for the three month period ended March 31, 2000 increased $2.9 million, or 6.1%, to $50.9 million as compared to $48.0 million for the same period in 1999. Approximately $0.8 million of the increase in base and percentage rental income, for the three month period ended March 31, 2000 is the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1999), an increase of 1.8% over 1999 revenues from Core Portfolio Properties. The shopping centers acquired by the Company in 1999 contributed $0.4 million of additional base and percentage rental revenue and the seven new shopping center developments contributed $1.8 million. These increases were offset by a $0.1 million decrease from the sale of three properties in 1999 and 2000.

         At March 31, 2000, the in-place occupancy rate of the Company's portfolio stood at 95.0% as compared to 96.1% at March 31, 1999 and 95.6% at December 31, 1999. The slight decrease in occupancy rate is primarily attributable to bankruptcies associated with Home Quarters, Service Merchandise and Big Bear.

         The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $9.19 at March 31, 2000 as compared to $9.04 at March 31, 1999. Same store sales, for those tenants required to report such information, representing approximately 19.1 million square feet, increased 3.6% to $238 per square foot for the twelve month period.

         The increase in recoveries from tenants of $1.5 million for the three months ended March 31, 2000 is directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 2000 and 1999 shopping center acquisitions and developments. Recoveries were approximately 92.8% of operating expenses and real estate taxes for the three month period ended March 31, 2000 and 1999. Management fee income increased by approximately $0.3 million for the three month period ended March 31, 2000 compared to the same period in 1999, primarily associated with the formation of new joint ventures in 1999 and 2000. Interest income decreased $0.7 million, for the three month period ended March 31, 2000 compared to the same period in 1999, primarily associated with advances made to certain joint ventures and notes receivable outstanding in 1999.

         Other income decreased by approximately $0.4 million which generally reflects a decrease in commissions and financing fees from the Company's joint ventures, relating to the ownership interest held by third party investors. This decrease is offset by previously deferred development fees recognized in connection with the Company's sale of 60% of its half interest in the Community Centers Joint Venture.

         Other income was comprised of the following (in thousands):

                                                   Three Month Period
                                                     Ended March 31,
                                                   2000          1999
                                                  ------        ------
         Temporary tenant rentals (Kiosks)        $  212        $   82
         Lease termination fees                      188           349
         Development fees                            958           783
         Other                                       244           770
                                                  ------        ------
                                                  $1,602        $1,984
                                                  ======        ======

         Expenses from Operations

         Rental operating and maintenance expenses for the three month period ended March 31, 2000 increased $0.5 million, or 8.9%, to $6.6 million as compared to $6.1 million for the same period in 1999. An increase of $0.3 million is attributable to the eight shopping centers acquired and developed in 2000 and 1999 and $0.2 million in the Core Portfolio Properties is primarily attributable to an increase in various maintenance items.

         Real estate taxes for the three month period ended March 31, 2000 increased $1.1 million, or 17.0%, to $7.6 million as compared to $6.5 million for the same period in 1999. An increase of $0.6 million is related to the eight shopping centers acquired and developed in 2000 and 1999 and $0.5 million in the Core Portfolio Properties.

         General and administrative expenses increased $0.4 million, or 9.5%, to $5.0 million for the three month period ended March 31, 2000 as compared to $4.6 million in 1999. Total general and administrative expenses were approximately 4.4% of total revenues, including total revenues of joint ventures, for the three month periods ended March 31, 2000 and 1999 (3.7% in 1999 after excluding a severance charge).

         The increase in general and administrative expenses is attributable to the growth of the Company primarily related to acquisitions, expansions and developments, relocation of the Company Headquarters to a new office in 1999 and several new key executives. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space.

         Depreciation and amortization expense increased $1.1 million, or 8.4%, to $13.7 million for the three month period ended March 31, 2000 as compared to $12.6 million for the same period in 1999. An increase of $0.6 million is related to the eight shopping centers acquired and developed in 2000 and 1999, $0.4 million is related to Core Portfolio Properties and $0.1 million is related to personal property primarily associated with the relocation of the Company's headquarters.

         Interest expense increased $0.8 million, or 4.9%, to $18.1 million for the three month period ended March 31, 2000, as compared to $17.3 million for the same period in 1999. The overall increase in interest expense for the three month period ended March 31, 2000 as compared to the same period in 1999 is primarily related to the acquisition and development of shopping centers during 2000 and 1999 and an increase in short term interest rates.

         The weighted average debt outstanding during the three month period ended March 31, 2000 and related weighted average interest rate was $1.2 billion and 7.3%, respectively, compared to $1.1 billion and 7.2%, respectively, for the same period in 1999. Interest costs capitalized, in conjunction with development, expansion projects and development joint venture interests, was $2.8 million for the three month period ended March 31, 2000, as compared to $2.7 million for the same period in 1999.

         Equity in net income of joint ventures increased $0.9 million, or 19.3%, to $5.7 million for the three month period ended March 31, 2000 as compared to $4.8 million for the same period in 1999. An increase of $0.8 million is related to the joint ventures formed in 1999 and 2000. The remaining increase of $0.1 million relates to various other joint ventures formed prior to 1999.

         Equity in net income of minority equity investment increased $0.4 million, to $1.8 million, or 25.9%, for the three month period ended March 31, 2000, as compared to $1.4 million for the same period in 1999. This increase related to the company's equity investment in AIP (NYSE: IND) which began in August 1998. During the first quarter of 1999, the Company's investment in AIP increased from 34.5% at December 31, 1998 to 45.4%. (9.3 million shares) in conjunction with the acquisition of several properties. As of March 31, 2000, the Company owned approximately 9.7 million shares of AIP which approximates 46.0% of AIP's outstanding common shares.

         The minority equity interest expense increased $1.7 million, to $4.1 million for the three month period ended March 31, 2000, as compared to $2.4 million for the same period in 1999. This increase of $1.7 million relates to the Company's issuance of preferred operating partnership minority units ("Units") in September 1999. These Units may be exchanged, under certain circumstances, into preferred shares of the Company.

         Gain on disposition of real estate and real estate investments aggregated $16.9 million for the three month period ended March 31, 2000. In February 2000, The Company sold a property in Stone Mountain, Georgia and recorded a gain of approximately $1.0 million. The Company also sold 60% of its half interest in a joint venture which owns 10 operating shopping centers and recognized a gain of approximately $15.4 million excluding the related development fees of $0.4 million previously deferred which is included in other income. In connection with the formation of one joint venture, the Company sold one property, received cash and a 50% partnership interest and recognized a gain of approximately $0.5 million.

         Net Income

         Net income increased $16.1 million, or 73.7%, to $38.0 million for the three month period ended March 31, 2000, as compared to net income of $21.9 million for the same period in 1999. The increase in net income of $16.1 million is primarily attributable to the gain on sale of real estate and real estate investments of $16.9 million, increases in net operating revenues (total revenues less operating and maintenance, real estate taxes and general and administrative expense) aggregating $1.6 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties and the eight shopping centers acquired and developed in 2000 and 1999 and an increase of $1.3 million relating to equity in net income from joint ventures and minority equity investment. This aggregate increase was offset by increases in depreciation, interest and minority interest expense of $1.1 million, $0.9 million and $1.7 million, respectively.

FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income
(loss) from its joint ventures and adding the Company's proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is substantially the same as the definition currently used by the National Association of Real Estate Investment Trusts ("NAREIT"). Certain other real estate companies may calculate FFO in a different manner. For the three month period ended March 31, 2000, FFO (diluted) increased $0.8 million, or 2.4%, to $34.2 million as compared to $33.4 million for the same period in 1999, as adjusted to comply with the revised definition of FFO effective January 1, 2000. The increase is attributable to increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company's calculation of FFO is as follows (in thousands):

                                                                Three Month Period
                                                                  Ended March 31,
                                                               2000             1999
                                                             --------         --------
Net income applicable to
   common shareholders (1)                                   $ 31,161         $ 15,053
Depreciation of real estate investments                        13,416           12,463
Equity in net income of joint ventures                         (5,713)          (4,790)
Equity in net income of minority equity investment             (1,812)          (1,439)
Joint Ventures' FFO (2)                                         8,835            7,575
Minority equity investment FFO                                  3,532            2,882
Minority interest expense and real estate investments
   (OP Units)                                                   1,693            1,617
Gain on disposition of real estate and real estate
  investments                                                 (16,886)              --
                                                             --------         --------
                                                             $ 34,226         $ 33,361
                                                             ========         ========

          (1) Includes straight line rental revenues of approximately $1.0 million and $1.1 million for the three month periods ended March 31, 2000 and 1999, respectively.

          (2)  Joint Ventures' Funds From Operations are summarized as follows:

                                                             Three Month Period
                                                               Ended March 31,
                                                             2000           1999
                                                           -------        --------
          Net income (a)                                   $11,557        $  9,079
            Gain on sales of real estate                        --             (91)
            Depreciation of real estate investments          6,681           5,481
                                                           -------        --------
                                                           $18,238        $ 14,469
                                                           =======        ========
          DDRC Ownership interests (b)                     $ 8,835        $  7,575
                                                           =======        ========

          (a) Revenues for the three month periods ended March 31, 2000 and 1999 include approximately $0.9 million and $1.1 million, respectively, resulting from the recognition of straight line rents of which the Company's proportionate share is $0.4 million and $0.5 million, respectively.

          (b) At March 31, 2000, the Company owned joint venture interests relating to 42 operating shopping center properties, a 25% interest in the Prudential Retail Value Fund and a 50% joint venture in a real estate management company. At March 31, 1999, the Company owned joint venture interests in 26 operating shopping center properties, a 25% interest in the Prudential Retail Value Fund and a 50% joint venture in a real estate management company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of OP Units and joint venture capital, will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the three month period ended March 31, 2000 increased to $34.1 million as compared to $32.2 million for the same period in 1999. The increase is attributable to the shopping center acquisitions and developments completed in 2000 and 1999, new leasing, expansion and re-tenanting of the core portfolio properties.

         An increase in the 2000 quarterly dividend per common share to $0.36 from $0.35 was approved in March 2000 by the Company's Board of Directors. The Company's common share dividend payout ratio for the first quarter of 2000 approximated 60.9% of the actual FFO as compared to 62.8% for the same period in 1999. It is anticipated that the current dividend level will result in a more conservative payout ratio as compared to prior years. A lower payout ratio will enable the Company to retain more capital which will be utilized for attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

         During the three month period ended March 31, 2000, the Company and its joint ventures invested $11.5 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company's expansion acquisition and development activity is summarized below:


Expansions:

         The Company is currently expanding/redeveloping three of its shopping centers at an aggregate cost of $6.3 million. These expansion projects include:

o A 71,000 square foot Belk's and additional retail expansion at Springdale Plaza in Camden, South Carolina.

o A 26,000 square foot retail expansion at the K-Mart shopping center in Brandon, Florida.

o A 25,000 square foot Old Navy expansion at the Spring Creek Centre in Fayetteville, Arkansas.

The Company is also scheduled to commence expansion/redevelopment projects at five additional shopping centers located in: North Charleston, SC; North Canton, OH; Maple Grove, MN; Mount Pleasant, SC and Wilmington, NC.

Development (Wholly Owned):

         The wholly-owned development projects are as follows:

o A 416,000 square foot shopping center in Meridian, Idaho (a suburb of Boise), which is scheduled for completion in 2000 and is expected to be anchored by Wal-Mart (not owned by the Company), Shepler's, Shopko (which opened during the fourth quarter of 1999), Bed, Bath & Beyond, Office Depot and Old Navy.

o The Company is also in the initial phase of development relating to a shopping center located in Riverdale, UT.

         In addition, Phase II of both the Toledo, Ohio and Oviedo, Florida projects are under construction and scheduled for completion in 2000.

Development (Joint Ventures):

         The Company has joint venture development agreements on an additional eleven shopping center projects with leading regional developers. These eleven projects have an aggregate projected cost of approximately $376.2 million. All of these projects have commenced development and are currently scheduled for completion in 2000 and 2001. The Company is currently financing five of these projects through the Prudential/DDR Retail Value Fund. These projects are located in Plainville, CT; Round Rock, TX; Hagerstown, MD; Deer Park, IL and Long Beach, CA and the Company expects to finance an additional project located in San Antonio, TX through this Fund. The remaining five projects are located in Everett, MA; Coon Rapids, MN; Salisbury, MD (Phase II); Fenton, MO and St. Louis, MO.

         During the first quarter, the Company through its affiliate, DDR OliverMcMillan ("DDROM"), pursued six urban entertainment and retail projects aggregating 1.2 million square feet of GLA at a projected cost of approximately $233 million. Three of these projects are under construction: Gaslamp,

Reno and Oceanside. The remaining projects are scheduled to commence in 2000 with completion in 2001 and 2002. On May 1, 2000, the Company elected to terminate its entity level involvement with DDROM. The Company is expected to retain its interests in the Gaslamp, Reno and Oceanside properties and will consider other projects on a case by case basis.

FINANCING ACTIVITIES

         The acquisitions, developments and expansions in 2000 and 1999 were financed through cash provided from operating activities, revolving credit facilities, mortgage debt assumed, construction loans, sale of property, issuance of OP Units and other joint venture capital. Total debt outstanding at March 31, 2000 was $1.1 billion compared to $1.2 billion at December 31, 1999.

         In February 2000, the Company entered into an agreement to sell 60% of its half interest in the Community Centers Joint Venture to DRA Advisors, Inc. at a price of approximately $163 million comprised of cash of approximately $66 million and debt assumed of $97 million. In conjunction with this transaction, the Company recognized a gain of approximately $15.4 million associated with this sale of its 60% interest. The Company's ownership in the joint venture subsequent to this transaction is effectively 20% with funds advised by DRA Advisors, Inc. owning 80%. The Company will continue to be responsible for the day-to-day management of the shopping centers and receive fees for such services.

         In February 2000, the Company formed a joint venture with DRA Advisors, Inc. whereby the Company contributed a wholly owned property in Phoenix, Arizona valued at approximately $26.7 million and related mortgage debt of $18.0 million and, in exchange, received a 50% equity ownership interest in the joint venture and cash proceeds of approximately $4.3 million. In conjunction with this transaction, the Company recognized a gain of approximately $0.5 million associated with the sale of its partial interest. The Company will continue to manage and operate the center and receive fees for such services.

         In February 2000, the Company sold a shopping center in Stone Mountain, Georgia, a suburb of Atlanta, for approximately $1.8 million and recognized a gain of approximately $1.0 million.

         From February 29, 2000 through April 28, 2000, the Company purchased, in open market transactions, 4.6 million of its common shares, at prices ranging from $11.61 to $14.58, for an aggregate purchase price of approximately $60.2 million in accordance with the stock repurchase plan approved by the Company's Board of Directors.

         At March 31, 2000, the Company's capitalization consisted of $1.1 billion of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $362.5 million), $413.8 million of preferred shares and preferred partnership units and $856.5 million of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price per common share on the New York Stock Exchange at March 31, 2000 of $13.875), resulting in a debt to total market capitalization ratio of 0.47 to
1. At March 31, 2000, the Company's total debt consisted of $749.9 million of fixed rate debt and $388.8 million of variable rate debt.

         It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. As of March 31, 2000, the Company had $750.0 million available under its shelf registration statement. In addition, as of March 31, 2000, had $750.0 million available under its shelf registration statement. In addition, as of March 31, 2000, the Company had cash of $1.6 million and $79.2 million available under its $400 million of revolving credit facilities. On March 31, 2000, the Company also had 141 operating properties with $53.0 million, or 72.7%, of the total revenue for the three month period ended March 31, 2000 which were unencumbered, thereby providing a potential collateral base for future borrowings.

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

ECONOMIC CONDITIONS

         Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate sectors and geographic regions with differing intensities and at different times. Adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The shopping centers are typically anchored by discount department stores (Wal-Mart, Kmart or Target), off price department stores (Kohl's, TJ Maxx/Marshalls), home improvement stores (Home Depot, Lowes) and supermarkets which generally offer day-to-day necessities, rather than high-priced luxury items. Since these merchants typically perform better in an economic recession than those who market high priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. At March 31, 2000 and 1999, approximately 65.8% and 77.4%, respectively, of the Company's debt (excluding joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 7.1 years and 7.3 years, respectively, and a weighted average interest rate of approximately 7.5% and 7.6%, respectively. The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 1.0 year and
2.0 years, respectively, and a weighted average interest rate of approximately 7.0% and 5.9%, respectively, at March 31, 2000 and 1999. As of March 31, 2000 and 1999, the Company's joint ventures' indebtedness aggregated $721.0 million and $656.7 million, respectively, of fixed rate debt, of which the Company's proportionate share was $263.4 million and $337.5 million, respectively, and $237.1 million and $74.9 million, respectively, of variable rate debt, of which the Company's proportionate share was $97.1 million and $38.6 million, respectively. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities in order to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

         At March 31, 2000 and 1999, the fair value of the Company's fixed rate debt amounted to a liability of $715.3 million and $826.7 million, respectively (excluding joint venture debt) compared to its carrying amount of $749.9 million and $837.0 million, respectively. The fair value of the Company's proportionate share of joint venture fixed rate debt was $254.0 million and $342.3 million, respectively, compared to its carrying amount $263.4 million and $337.5 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at March 31, 2000 and 1999 would have changed the fair value of the Company's fixed rate debt to a liability of $744.4 million and $868.1 million, respectively, and would have changed the fair value of the Company's proportionate share of joint ventures fixed rate debt to a liability of $265.0 million and $346.2 million, respectively. The sensitivity to changes in interest rate of the Company's fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

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

                                   DEVELOPERS DIVERSIFIED REALTY CORPORATION



      May 15, 2000                 /s/ Scott A. Wolstein
-----------------------            --------------------------------------------
         (Date)                    Scott A. Wolstein, Chairman of the Board and
                                   Chief Executive Officer


      May 15, 2000                 /s/ William H. Schafer
-----------------------            --------------------------------------------
         (Date)                    William H. Schafer, Chief Financial Officer
                                   (Principal Financial Officer and Principal
                                   Accounting Officer)