Form 10-Q
period 2000-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2000-08-14
CIK 894315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____
                         Commission file number 1-11690

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


                 3300 Enterprise Parkway, Beachwood, Ohio 44122
-------------------------------------------------------------------------------
               (Address of principal executive offices - zip code)

                                 (216) 755-5500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicated by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
                      ------------------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common shares as of the latest practicable date.

     54,874,426 common shares, without par value, outstanding as of August 9,
2000

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999.

Condensed Consolidated Statements of Operations for the Three Month Periods ended June 30, 2000 and 1999.

Condensed Consolidated Statements of Operations for the Six Month Periods ended June 30, 2000 and 1999.

Condensed Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 2000 and 1999.

Notes to Condensed Consolidated Financial Statements.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                                    June 30,     December 31,
ASSETS                                                                                2000           1999
                                                                                  ----------     ------------
Real estate rental property:
   Land                                                                           $   351,399    $   342,859
   Buildings                                                                        1,571,770      1,542,333
   Fixtures and tenant improvements                                                    39,111         34,176
   Land under development                                                              47,358         53,213
   Construction in progress                                                           121,716         95,693
                                                                                  -----------    -----------
                                                                                    2,131,354      2,068,274
   Less accumulated depreciation                                                     (274,027)      (249,912)
                                                                                  -----------    -----------
   Real estate, net                                                                 1,857,327      1,818,362
Cash and cash equivalents                                                               2,875          5,992
Investments in and advances to joint ventures                                         288,663        299,176
Minority equity investment                                                            135,953        137,234
Notes receivable                                                                        2,563          5,590
Other assets                                                                           61,256         54,506
                                                                                  -----------    -----------
                                                                                  $ 2,348,637    $ 2,320,860
                                                                                  ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
Fixed rate senior notes                                                           $   492,382    $   592,311
Variable rate debt                                                                    377,000        272,000
                                                                                  -----------    -----------
                                                                                      869,382        864,311
Secured indebtedness:
  Revolving credit facility                                                            21,500         18,775
  Mortgage and other secured indebtedness                                             265,696        268,965
                                                                                  -----------    -----------
  Total indebtedness                                                                1,156,578      1,152,051
Accounts payable and accrued expenses                                                  48,248         49,860
Dividends payable                                                                      19,812         20,826
Other liabilities                                                                      14,028         29,867
                                                                                  -----------    -----------
                                                                                    1,238,666      1,252,604
                                                                                  -----------    -----------
Minority equity interest                                                                8,257          8,219
Preferred operating partnership interests                                             207,111        104,736
Operating partnership minority interests                                              102,083        102,956
Commitments and contingencies
Shareholders' equity:
   Class A - 9.5% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 750,000 shares authorized; 421,500 shares
       issued and outstanding at June 30, 2000 and December 31, 1999                  105,375        105,375
   Class B - 9.44% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 750,000 shares authorized; 177,500 shares
       issued and outstanding at June 30, 2000 and December 31, 1999                   44,375         44,375
   Class C - 8.375% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 750,000 shares authorized; 400,000 shares issued
       and outstanding at June 30, 2000 and December 31, 1999                         100,000        100,000
   Class D - 8.68% cumulative redeemable preferred shares, without par value,
       $250 liquidation value; 750,000 shares authorized; 216,000 shares issued
       and outstanding at June 30, 2000 and December 31, 1999                          54,000         54,000
   Common shares, without par value, $.10 stated value; 100,000,000 shares authorized;
       61,463,531 and 61,364,035 shares issued at June 30, 2000  and
       December 31, 1999, respectively                                                  6,146          6,136
    Paid-in-capital                                                                   676,201        674,735
    Accumulated dividends in excess of net income                                    (103,352)      (105,757)
                                                                                  -----------    -----------
                                                                                      882,745        878,864
   Less:  Unearned compensation - restricted stock                                     (1,523)          (674)
          Common stock in treasury at cost: 6,601,250 and 1,860,300 shares at
            June 30, 2000 and December 31, 1999, respectively                         (88,702)       (25,845)
                                                                                  -----------    -----------
                                                                                      792,520        852,345
                                                                                  -----------    -----------
                                                                                  $ 2,348,637    $ 2,320,860
                                                                                  ===========    ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTH PERIOD ENDED JUNE 30,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               2000        1999
                                                             --------    --------
Revenues from operations:
     Minimum rents                                           $ 50,376    $ 46,578
     Percentage and overage rents                                 885         825
     Recoveries from tenants                                   14,289      11,337
     Management fee income                                      1,431       1,308
     Interest income                                              362       1,520
     Other                                                      4,367       2,746
                                                             --------    --------
                                                               71,710      64,314
                                                             --------    --------
Rental operation expenses:
     Operating and maintenance                                  6,064       5,286
     Real estate taxes                                          9,344       6,501
     General and administrative                                 5,081       4,563
     Interest                                                  18,666      16,079
     Depreciation and amortization                             13,609      12,325
                                                             --------    --------
                                                               52,764      44,754
                                                             --------    --------
Income before equity in net income of joint
   ventures and minority equity investment, gain (loss) on
   disposition of real estate and minority interests           18,946      19,560

Equity in net income of joint ventures                          3,414       3,852
Equity in net income from minority equity investment            1,259       1,885
Gain (loss) on disposition of real estate and real estate
   investments                                                    202      (1,753)
                                                             --------    --------
Income before minority interests                               23,821      23,544

Minority Interests:
      Minority equity interests                                   (78)        (25)
      Preferred operating partnership minority interests       (3,353)       (744)
      Operating partnership minority interests                 (1,677)     (1,633)
                                                             --------    --------
                                                               (5,108)     (2,402)
                                                             --------    --------
Net income                                                   $ 18,713    $ 21,142
                                                             ========    ========

Net income applicable to common shareholders                 $ 11,898    $ 14,326
                                                             ========    ========

Per share data:
  Earnings per common share -
      Basic                                                  $   0.22    $   0.23
                                                             ========    ========
      Diluted                                                $   0.21    $   0.22
                                                             ========    ========

  Dividends declared                                         $   0.36    $   0.35
                                                             ========    ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               2000         1999
                                                            ---------    ---------
Revenues from operations:
    Minimum rents                                           $  99,468    $  92,834
    Percentage and over rents                                   2,736        2,575
    Recoveries from tenants                                    27,465       22,991
    Management fee income                                       3,066        2,607
    Interest income                                             1,811        3,715
    Other                                                       5,970        4,730
                                                            ---------    ---------
                                                              140,516      129,452
                                                            ---------    ---------
Rental operation expenses:
    Operating and maintenance                                  12,692       11,372
    Real estate taxes                                          16,913       12,969
    General and administrative                                 10,168        9,207
    Interest                                                   36,790       33,353
    Depreciation and amortization                              26,857       24,461
                                                            ---------    ---------
                                                              103,420       91,362
                                                            ---------    ---------

Income before equity in net income of joint ventures and
   minority equity investment, gain (loss)
   on disposition of real estate and minority interests        37,096       38,090

Equity in net income of joint ventures                          8,834        8,426
Equity in net income from minority equity investment            2,909        3,036
Gain (loss) on disposition of real estate and real estate
   investments                                                 17,089       (1,753)
                                                            ---------    ---------
Income before minority interests                               65,928       47,799

Minority interests:
     Minority equity interests                                   (107)         (53)
     Preferred operating partnership  minority interests       (5,761)      (1,487)
     Operating partnership minority interests                  (3,370)      (3,249)
                                                            ---------    ---------
                                                               (9,238)      (4,789)
                                                            ---------    ---------
Net income                                                  $  56,690    $  43,010
                                                            =========    =========

Net income applicable to common shareholders                $  43,059    $  29,379
                                                            =========    =========

Per share data:
   Earnings per common share
        Basic                                               $    0.75    $    0.48
                                                            =========    =========
        Diluted                                             $    0.75    $    0.46
                                                            =========    =========

Dividends declared                                          $    0.72    $    0.70
                                                            =========    =========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                                        2000         1999
                                                                                     ---------    ---------
Net cash flow provided by operating activities                                       $  69,614    $  66,982
                                                                                     ---------    ---------
Cash flow (used for) provided by investing activities:
    Real estate developed or acquired                                                  (39,064)     (77,243)
    Investments in and advances to joint ventures and minority
       equity investment, net                                                          (45,102)     (96,972)
    Repayment of notes receivable, net                                                   3,026       10,073
    (Advances to) repayment of advances from affiliates                                (20,833)      38,853
    Proceeds from disposition of real estate and real estate investments                75,279        5,131
                                                                                     ---------    ---------
Net cash flow used for investing activities                                            (26,694)    (120,158)
                                                                                     ---------    ---------
Cash flow provided by (used for) financing activities:
    Proceeds from revolving credit facilities and
       temporary bridge loans, net                                                      85,725       83,050
    Proceeds from construction loans                                                      --         34,697
    Repayment of senior notes                                                         (100,000)        --
    Principal payments on rental property debt                                          (4,628)      (7,650)
    Payment of deferred finance costs (bank borrowings)                                 (3,574)         (99)
    Net proceeds from issuance of preferred operating partnership units                102,375         --
    Proceeds from issuance of common shares in conjunction with exercise of stock options, the Company's 401(k) plan, dividend reinvestment
       plan and restricted stock plan                                                      329          234
    Purchase of treasury stock                                                         (62,866)        --
    Payment of distributions to operating partnership minority interests                (8,099)      (2,486)
     Dividends paid                                                                    (55,299)     (55,155)
                                                                                     ---------    ---------
Net cash flow (used for) provided by financing activities                              (46,037)      52,591
                                                                                     ---------    ---------
Decrease in cash and cash equivalents                                                   (3,117)        (585)
Cash and cash equivalents, beginning of period                                           5,992        2,260
                                                                                     ---------    ---------
Cash and cash equivalents, end of period                                             $   2,875    $   1,675
                                                                                     =========    =========


Supplemental disclosure of non cash investing and financing activities:

During the period ended June 30, 2000, in conjunction with the formation of a joint venture, the Company transferred property to the joint venture with a net book value of $25.6 million and debt of $18.0 million in exchange for a 50% equity interest. In conjunction with the acquisition of a shopping center the Company assumed mortgage debt and other liabilities of approximately $16.6 million. Due to the consolidation of a certain joint venture interests previously accounted for under the equity method, the Company recorded property with a net book value of $39.2 million and debt of $24.9 million. Included in accounts payable was approximately $0.2 million relating to construction in progress and $19.8 million of dividends declared at June 30, 2000. The foregoing transactions did not provide for or require the use of cash.

In conjunction with the acquisition of certain shopping centers, the Company recorded minority equity interest aggregating approximately $1.8 million during the six month period ended June 30, 1999. Also, the Company exchanged approximately $14.1 million of notes receivable in conjunction with the acquisition of additional shares of American Industrial Properties. In addition, included in accounts payable was approximately $0.9 million relating to construction in progress and $21.5 million of dividends declared at June 30, 1999. The foregoing transactions did not provide for or require the use of cash.

The company received common shares of a major retailer valued at approximately $2.9 million as settlement for bankruptcy related claims as part of operating activities.

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
               THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                    DEVELOPERS DIVERSIFIED REALTY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

         Developers Diversified Realty Corporation, related real estate joint ventures and its minority equity investment (collectively the "Company" or "DDR"), are engaged in the business of acquiring, expanding, owning, developing, managing and operating neighborhood and community shopping centers, enclosed malls and business centers.

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements, " which among other things, provides guidance on lessors' accounting for contingent rent. The Company plans to adopt this bulletin, as required, in the fourth quarter of 2000. The Company does not anticipate this bulletin to have a material impact on the Company's results of operations or financial position.

         In March 2000, the FASB issued Interpretation No. 44 - Accounting for Certain Transactions Involving Stock Compensation. This interpretation clarifies the application of APB Opinion No. 25 - Accounting for Stock Issued to Employees for certain issues. This interpretation is effective for the Company on July 1, 2000. The Company does not anticipate this Interpretation to have a material impact on the Company's results of operations or financial position.

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

         These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for six months ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.       EQUITY INVESTMENTS IN JOINT VENTURES:

The Company's equity investments in joint ventures at June 30, 2000 consisted of the following:

- A 50% joint venture interest in 15 operating shopping centers (one of which was transferred from the Company to a joint venture in 2000 and two of which were acquired in 1999);
-    A 35% joint venture interest in one operating shopping center;
- A 20% joint venture interest in 10 operating shopping centers. (As described below prior to February 29, 2000, the Company owned a 50% joint venture interest in these properties);
- A 50% interest in six joint ventures each of which is developing a shopping center;
- A 12.5% interest in two joint ventures formed in 1999 each of which is developing a shopping center;
-    An 80% joint venture interest in two operating shopping center properties;
- A 50% joint venture interest in a real estate management company and a development company;
- A 50% joint venture interest in a limited partnership which is developing six shopping centers;
-    A 25% interest in one joint venture which is developing a shopping center;
- A 95% economic interest in a management service subsidiary of which the Company owns 1% of the voting and 100% of the non-voting common stock. This entity owns a 25% joint venture interest in an opportunity fund ("Retail Value Fund") which acquired a retail site in Long Beach, CA, which is being redeveloped, 6 operating retail shopping centers in Kansas City, Kansas and Kansas City, Missouri acquired in 1999, a 75% joint venture interest which owns 12 retail sites formerly occupied by Best Products, and a 12.5% interest in a joint venture interest which is developing a shopping center;
- An 81% economic interest in a management service subsidiary of which the Company owns 9% of the voting and 100% of the non-voting common stock.

Summarized combined financial information of the Company's joint venture investments is as follows (in thousands):


                                          June 30,   December 31,
Combined Balance Sheets:                   2000         1999
                                      -----------    -----------
   Land                               $   268,036    $   262,485
   Buildings                              945,906        917,507
   Fixtures and tenant improvements         6,839          5,010
   Construction in progress               219,152        187,825
                                      -----------    -----------
                                        1,439,933      1,372,827
   Less accumulated depreciation          (94,409)       (82,481)
                                      -----------    -----------
   Real estate, net                     1,345,524      1,290,346
   Other assets                            82,425         76,173
                                      -----------    -----------
                                      $ 1,427,949    $ 1,366,519
                                      ===========    ===========

   Mortgage debt                      $   909,409    $   887,650
   Amounts payable to DDR                 151,193        123,743
   Other liabilities                       55,203         48,913
                                      -----------    -----------
                                        1,115,805      1,060,306
   Accumulated equity                     312,144        306,213
                                      -----------    -----------
                                      $ 1,427,949    $ 1,366,519
                                      ===========    ===========


                                              Three Month Period       Six Month Period
                                                Ended June 30,           Ended June 30,
Combined Statements of Operations:            2000         1999         2000      1999
                                            -------      -------       -------   -------
Revenues from operations                    $45,777      $40,698       $92,259   $80,568
                                            -------      -------       -------   -------
Rental operation expenses                    13,506       12,645        26,310    24,023
Depreciation and amortization expense
  of real estate investments                  6,212        5,720        12,742    11,201
Interest expense                             16,640       14,572        32,196    28,596
                                            -------      -------       -------   -------
                                             36,358       32,937        71,248    63,820
                                            -------      -------       -------   -------
Income before gain on sale of real estate     9,419        7,761        21,011    16,748
Gain on sale of real estate                    --            253          --         344
                                            -------      -------       -------   -------
Net income                                  $ 9,419      $ 8,014       $21,011   $17,092
                                            =======      =======       =======   =======

         Included in management fee income for the six month period ended June 30, 2000 and 1999, is approximately $2.8 and $2.4 million, respectively, of management fees earned by the Company for services rendered to the joint ventures. Similarly, other income for the six month period ended June 30, 2000 and 1999, includes $1.3 million and $1.4 million, respectively, of development fee income and commissions for services rendered to the joint ventures, net of amounts eliminated related to the Company's proportionate share.

         On May 1, 2000, the Company elected to terminate its entity level involvement with DDR OliverMcMillan ("DDROM"). The Company and OliverMcMillan are in the process of restructuring the ownership of the urban entertainment and retail projects which DDROM was pursuing. Two of the projects, located in San Diego, CA and Oceanside, CA, are under construction with completion scheduled in 2001. One of the projects, located in Reno, NV, has been completed. The remaining projects are scheduled to commence in 2000 with completion scheduled in 2001 and 2002.

         In February 2000, the Company entered into an agreement to sell 60% of its half interest in the Community Centers Joint Venture to DRA Advisors, Inc. at a price of approximately $163 million comprised of cash of approximately $66 million and debt assumed of $97 million. In conjunction with this transaction, the Company recognized a gain of approximately $15.4 million associated with this sale. The Company's ownership in the joint venture subsequent to this transaction is effectively 20% with investment funds advised by DRA Advisors, Inc. owning 80%. The Company will continue to be responsible for the day-to-day management of the shopping centers owned by the joint venture and receive fees for such services.

         In February 2000, the Company formed a joint venture with DRA Advisors, Inc. whereby the Company contributed a wholly owned shopping center property in Phoenix, Arizona valued at approximately $26.7 million and related mortgage debt of $18.0 million and, in exchange, received a 50% equity ownership interest in the joint venture and cash proceeds of approximately $4.3 million. In conjunction with this transaction, the Company recognized a gain of approximately $0.5 million associated with the sale of its partial interest. The Company will continue to manage and operate the shopping center and will receive fees for such services.

         In addition, the Company transferred its interest in two joint ventures in the first quarter of 2000 which each own a shopping center under development to the Retail Value Fund.

3.       MINORITY EQUITY INVESTMENT:

         In 1998, the Company announced the execution of a definitive agreement providing for the strategic investment in American Industrial Properties REIT (NYSE: IND) ("AIP") by the Company. At December 31, 1999 and June 30, 2000, the Company owned 9,656,650 common shares in AIP representing approximately 46.1% and 46.0%, respectively, of AIP's total outstanding commons shares.

Summarized financial information of AIP, as reflected on the accounts of AIP, is as follows (in thousands):


                                     June 30,   December 31,
                                       2000         1999
                                    ---------   ------------
Balance Sheet:
    Land                            $ 155,488    $ 159,566
    Buildings                         477,184      482,620
                                    ---------    ---------
                                      632,672      642,186
    Less accumulated depreciation     (51,866)     (46,931)
                                    ---------    ---------
    Real estate, net                  580,806      595,255
    Other assets                       27,027       25,427
                                    ---------    ---------
                                    $ 607,833    $ 620,682
                                    =========    =========

    Mortgage debt                   $ 321,821    $ 334,873
    Other liabilities                  24,622       27,321
                                    ---------    ---------
                                      346,443      362,194
    Accumulated equity                261,390      258,488
                                    ---------    ---------
                                    $ 607,833    $ 620,682
                                    =========    =========

                                       Three month period        Six month period
                                         ended June 30,             ended June 30,
                                         2000        1999       2000         1999
                                      --------    --------    --------    --------
Statement of Operations:
   Revenues from operations           $ 22,287    $ 21,522    $ 44,507    $ 41,844
                                      --------    --------    --------    --------

   Rental operation expenses             7,619       7,591      15,418      14,841
   Depreciation and amortization
        Expense                          3,714       3,150       7,328       6,623
   Interest expense                      6,406       6,564      12,956      12,834
                                      --------    --------    --------    --------
                                        17,739      17,305      35,702      34,298
                                      --------    --------    --------    --------
                                         4,548       4,217       8,805       7,546
Minority interests                        (104)        (91)       (195)       (171)
Equity earnings in joint venture          --          --            70        --
Gain (loss) on sales of real estate       (106)         38       3,010          38
                                      --------    --------    --------    --------
Income before extraordinary item         4,338       4,164      11,690       7,413
Extraordinary item                        --          --          (329)       --
                                      --------    --------    --------    --------
Net income                            $  4,338    $  4,164    $ 11,361    $  7,413
                                      ========    ========    ========    ========

In conjunction with the Company's equity investment in AIP, certain adjustments were made, to the Company's accounts, to reflect the fair market value of the assets at the date the Company invested in AIP. Accordingly, the Company's equity in net income from minority equity investment is adjusted to reflect amortization of these basis differences.

4.       SHAREHOLDERS' EQUITY AND OPERATING PARTNERSHIP UNITS:

         The following table summarizes the changes in shareholders' equity since December 31, 1999 (in thousands):


                                    Preferred          Common                   Accumulated      Unearned
                                   Shares ($250        Shares                   Dividends in   Compensation    Treasury
                                     Stated         ($.10 stated     Paid-in     Excess of       Restricted     Stock
                                     Value)            Value)        Capital     Net Income        Stock        at Cost     Total
                                   ------------     ------------    ---------   ------------   ------------   ----------  ---------
Balance December 31, 1999          $  303,750       $    6,136      $674,735    $ (105,757)      $  (674)     $ (25,845)  $ 852,345
Net income                                                                          56,690                                   56,690
Dividends declared -
  common shares                                                                    (40,654)                                 (40,654)
Dividends declared -
   preferred shares                                                                (13,631)                                 (13,631)
Issuance of restricted stock and
   conversion of OP units                                    9         1,354                        (849)             9         523
Purchases of common shares                                                                                      (62,866)    (62,866)
Issuance of common shares
  related to exercise of stock
  options, employee 401(k) plan
  and dividend reinvestment plan                             1           112                                                    113
                                   ----------       ----------      --------    ----------       -------      ---------   ----------
Balance June 30, 2000              $  303,750       $    6,146      $676,201    $ (103,352)      $(1,523)     $ (88,702)  $ 792,520
                                   ==========       ==========      ========    ==========       =======      =========   ==========


         In February and August 1999, the Company's Board of Directors authorized the officers of the Company to implement a common share repurchase program in response to what the Company believed was a distinct under valuation of the Company's common shares in the public market. At June 30, 2000 and December 31, 1999, treasury stock recorded on the Company's consolidated balance sheet consisted of 6,601,250 and 1,860,300 common shares at a cost of $88.7 million and $25.8 million, respectively.

5.       REVOLVING CREDIT FACILITIES:

         In June, 2000, the Company renegotiated, expanded and extended its primary unsecured revolving credit facility with a syndicate of financial institutions, for which Bank One, NA serves as the administrative agent (the "Unsecured Credit Facility"). The amended facility increased the available borrowing capacity to $550 million from $375 million, adjusted the spread over LIBOR to 1.10%, modified certain covenants and extended the term for an additional two years to May 31, 2003. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company's borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.10%), depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Unsecured Credit Facility is used to finance the acquisition and development of properties, to provide working capital and for general corporate purposes. At June 30, 2000, $277.0 million was outstanding under this facility with a weighted average interest rate of 7.8%.

         The Company also maintains a secured revolving credit facility with National City Bank of $25 million. This credit facility is secured by certain partnership investments. The Company maintains the right to reduce this facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.85%) depending on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. At June 30, 2000, $21.5 million was outstanding under this facility with a weighted average interest rate of 7.5%.

6.       RELATED PARTY TRANSACTIONS

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

7.       EARNINGS AND DIVIDENDS PER SHARE

         Earnings Per Share (EPS) have been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128.

         The following table provides a reconciliation of both income before extraordinary item and the number of common shares used in the computations of "basic" EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and "diluted" EPS, which includes all such shares.


                                              Three Month Period        Six Month Period
                                                  Ended June 30,          Ended June 30,
                                              --------------------    --------------------
                                                  (in thousands, except per share amounts)
                                                2000        1999        2000        1999
                                              --------    --------    --------    --------
Income before extraordinary item              $ 18,713    $ 21,142    $ 56,690    $ 43,010
Less:  Preferred stock dividend                 (6,815)     (6,816)    (13,631)    (13,631)
                                              --------    --------    --------    --------
Basic - Income before
  extraordinary item applicable to
  common shareholders                           11,898      14,326      43,059      29,379
Effect of dilutive securities:
   Operating partnership minority interests       --          --         3,370        --
   Joint Venture partnerships                     --           113        --           199
                                              --------    --------    --------    --------
Diluted - Income before
   extraordinary item applicable to
   common shareholders plus
   assumed conversions                        $ 11,898    $ 14,439    $ 46,429    $ 29,578
                                              ========    ========    ========    ========
NUMBER OF SHARES:
Basic - average shares outstanding              55,222      61,311      57,134      61,307
Effect of dilutive securities:
   Operating partnership minority interests       --          --         4,681        --
   Joint venture partnerships                     --         2,451        --         2,547
   Stock options                                   219         229         120         208
   Restricted stock                                 36           1          61           1
                                              --------    --------    --------    --------
Diluted - average shares outstanding            55,477      63,992      61,996      64,063
                                              ========    ========    ========    ========
PER SHARE AMOUNT:
Income before extraordinary item
  Basic                                       $   0.22    $   0.23    $   0.75    $   0.48
                                              ========    ========    ========    ========
  Diluted                                     $   0.21    $   0.22    $   0.75    $   0.46
                                              ========    ========    ========    ========


The weighted average contingently issuable OP units which were exchangeable, in certain circumstances, into common shares aggregated 2.0 million for the six month period ended June 30, 1999. In July 2000, the Company settled these contingently issuable OP Units for cash.

The conversions of the Company joint venture partners' interest in several joint ventures were not included in the computation of diluted EPS because the effect was antidilutive in 1999. Significant estimates were utilized by the Company in the determination of fair value for certain of the Company's joint ventures where the joint venture partner has the right to convert its interest in the partnership into common shares of the Company or cash, at the election of the Company. These estimates were used to determine the number of common shares assumed to be issued by the Company upon conversion, for purposes of determining dilution, if any. However, in 1999, the Company made the determination that it will settle these conversions, if any, in cash, and therefore, the calculation of EPS for the period ended June 30, 2000 excludes these conversions.

8.       SUBSEQUENT EVENTS

         In July 2000, the Company acquired the remaining ownership interest associated with the 11 Hermes Properties acquired in July, 1998 at an aggregate cost of approximately $81.9 million. As a result, 3.6 million of operating partnership units ("OP Units") were redeemed and all restrictions and obligations were settled.

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

- The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital or may fail to effectively integrate acquisitions of properties or portfolios of properties;

- Debt and equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

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

- The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

- Changes in interest rates could adversely affect the market price for the Company's common shares, as well as its performance and cash flow.

RESULTS OF OPERATIONS

         Revenues from Operations

         Total revenues increased $7.4 million, or 11.5%, to $71.7 million for the three month period ended June 30, 2000 from $64.3 million for the same period in 1999. Total revenues increased $11.0 million, or 8.5% to $140.5 million for the six month period ended June 30, 2000 from $129.5 million for the same period in 1999.

         Base and percentage rents for the three month period ended June 30, 2000 increased $3.9 million, or 8.1%, to $51.3 million as compared to $47.4 million for the same period in 1999. Base and percentage rents increased $6.8 million, or 7.1%, to $102.2 million for the six month period ended June 30, 2000 from $95.4 million for the same period in 1999. Increase in aggregate base, percentage and overage revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1999) increased approximately $3.1 million, or 3.8% for the six month period ended June 30, 2000 as compared to the same period in 1999. Including the impact of bankruptcies discussed below, actual base and percentage revenues increased approximately $1.4 million, or 1.5%, for the six month period ended June 30, 2000 as compared to the same period in 1999. The two shopping centers acquired by the Company in 2000 and 1999 contributed $0.9 million of additional base and percentage rental revenue and the eight new shopping center developments contributed $5.0 million. These increases were offset by a $0.5 million decrease from the sale of three properties in 1999 and 2000.

         At June 30, 2000, the in-place occupancy rate of the Company's portfolio stood at 94.8% as compared to 96.3% at June 30, 1999 and 95.6% at December 31, 1999. The decrease in occupancy rate is primarily attributable to bankruptcies associated with Home Quarters, Service Merchandise and Just For Feet. A substantial portion of the space associated with the bankrupt tenants has been released with revenues commencing in the second half of 2000.

         The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $9.20 at June 30, 2000 as compared to $9.06 at June 30, 1999. Same store sales, for those tenants required to report such information, representing approximately 19.2 million square feet, increased 3.8% to $241 per square foot for the twelve month period.

         The increase in recoveries from tenants of $4.5 million for the six months ended June 30, 2000 is primarily related to the increase in operating and maintenance expenses and real estate taxes associated with the 2000 and 1999 shopping center acquisitions and developments. Recoveries were approximately 92.8% and 94.5% of operating expenses and real estate taxes for the six month period ended June 30, 2000 and 1999, respectively.

         Management fee income increased by approximately $0.5 million for the six month period ended June 30, 2000 compared to the same period in 1999, primarily associated with the formation of new joint ventures in 1999 and 2000. Interest income decreased $1.9 million, for the six month period ended June 30, 2000 compared to the same period in 1999, primarily associated with advances made to certain joint ventures and notes receivable outstanding in 1999.

         Other income increased by approximately $1.2 million which generally reflects an increase in lease termination and bankruptcy settlements revenues of approximately $3.4 million offset by a decrease in development fees of approximately $1.4 million and other income consisting of commissions and financing fees aggregating approximately $0.8 million primarily from the Company's joint ventures, relating to the ownership interest held by third party investors.

         Other income was comprised of the following (in thousands):


                                    Three Month Period      Six Month Period
                                      Ended June 30,           Ended June 30,
                                     2000      1999         2000     1999
                                    ------   ---------     ------   ---------
Temporary tenant rentals (Kiosks)   $   91   $  104        $  303   $  186
Lease termination and bankruptcy
  settlement revenues                3,715      188         3,903      537
Development fees                       265    1,833         1,223    2,616
Other                                  296      621           541    1,391
                                    ------   ------        ------   ------
                                    $4,367   $2,746        $5,970   $4,730
                                    ======   ======        ======   ======


         Expenses from Operations

         Rental operating and maintenance expenses for the three month period ended June 30, 2000 increased $0.8 million, or 14.7%, to $6.1 million as compared to $5.3 million for the same period in 1999. Rental operating and maintenance expenses increased $1.3 million or 11.6%, to $12.7 million for the six month period ended June 30, 2000 from $11.4 million for the same period in 1999. An increase of $0.8 million is attributable to the ten shopping centers acquired and developed in 2000 and 1999 and $0.5 million is related to the Core Portfolio Properties and is primarily attributable to an increase in various maintenance items.

         Real estate taxes for the three month period ended June 30, 2000 increased $2.8 million, or 43.7%, to $9.3 million as compared to $6.5 million for the same period in 1999. Real estate taxes increased $3.9 million, or 30.4%, to $16.9 million for the six month period ended June 30, 2000 from $13.0 million for the same period in 1999. An increase of $0.8 million is related to the ten shopping centers acquired and developed in 2000 and 1999 and $3.1 million is related to the Core Portfolio Properties primarily associated with recently developed and acquired properties which were not fully assessed.

         General and administrative expenses increased $0.5 million, or 11.4%, to $5.1 million for the three month period ended June 30, 2000 as compared to $4.6 million in 1999. General and administrative expenses increased $1.0 million, or 10.4%, to $10.2 million for the six month period ended June 30, 2000 from $9.2 million for the same period in 1999. Total general and administrative expenses were approximately 4.4% of total revenues, including total revenues of joint ventures, for the six month periods ended June 30, 2000 and 1999 (4.0% in 1999 after excluding a severance charge).

         The increase in general and administrative expenses is attributable to the growth of the Company primarily related to recent acquisitions, expansions and developments, relocation of the Company Headquarters to a new office in 1999 and several new key executives. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space.

         Depreciation and amortization expense increased $1.3 million, or 10.4%, to $13.6 million for the three month period ended June 30, 2000 as compared to $12.3 million for the same period in 1999. Depreciation and amortization increased $2.4 million, or 9.8%, to $26.9 million for the six month period ended June 30, 2000 from $24.5 million for the same period in 1999. An increase of $1.4 million is related to the ten shopping centers acquired and developed in 2000 and 1999, $0.8 million is related to Core Portfolio Properties and $0.2 million is related to personal property primarily associated with the relocation of the Company's headquarters.

         Interest expense increased $2.6 million, or 16.1%, to $18.7 million for the three month period ended June 30, 2000, as compared to $16.1 million for the same period in 1999. Interest expense increased $3.4 million, or 10.3%, to $36.8 million for the six month period ended June 30, 2000 from $33.4 million for the same period in 1999. The overall increase in interest expense for the six month period ended June 30, 2000 as compared to the same period in 1999 is primarily related to the acquisition and development of shopping centers during 2000 and 1999 and an increase in short term interest rates. The weighted average debt outstanding during the six month period ended June 30, 2000 and related weighted average interest rate was $1.1 billion and 7.6%, respectively, compared to $1.1 billion and 7.1%, respectively, for the same period in 1999. Interest costs capitalized, in conjunction with development, expansion projects and development joint venture interests were, $3.6 million and $6.7 million for the three and six month periods ended June 30, 2000, as compared to $4.0 million and $6.7 million for the same periods in 1999.

         Equity in net income of joint ventures decreased $0.5 million, or 11.4%, to $3.4 million for the three month period ended June 30, 2000 as compared to $3.9 million for the same period in 1999. Equity in net income of joint ventures increased $0.4 million, or 4.8%, to $8.8 million for the six month period ended June 30, 2000 as compared to $8.4 million for the same period in 1999. An increase of $0.7 million is related to the joint ventures formed in 1999 and 2000 and an additional $0.7 million related to various other joint ventures formed prior to 1999. These additions were offset by a decrease of $1.0 million relating to the Company's sale of 60% of its half interest in the Community Centers Joint Venture.

         Equity in net income of minority equity investment decreased $0.6 million, to $1.3 million, or 33.2%, for the three month period ended June 30, 2000, as compared to $1.9 million for the same period in 1999. Equity in net income of minority equity investment decreased $0.1 million, after reflecting the impact of basis differentials which resulted in adjustments to depreciation and amortization and gain (loss) on sale of assets, or 4.2%, to $2.9 million for the six month period ended June 30, 2000 from $3.0 million for the same period in 1999. As of June 30, 2000, the Company owned approximately 9.7 million shares of AIP which approximates 46.0% of AIP's outstanding common shares.

         The minority equity interest expense increased $2.7 million, to $5.1 million for the three month period ended June 30, 2000, as compared to $2.4 million for the same period in 1999. The minority equity interest expense increased $4.4 million, to $9.2 million for the six month period ended June 30, 2000, as compared to $4.8 million for the same period in 1999. An increase of $4.3 million relates to the Company's issuance of preferred operating partnership minority units ("Units") in September 1999 and May 2000. These Units may be exchanged, under certain circumstances, into preferred shares of the Company. The remaining increase of $0.1 million relates to a minority equity interest associated to with the ownership of a phase of a operating shopping center in Maryland.

         Gain on disposition of real estate and real estate investments aggregated $17.1 million for the six month period ended June 30, 2000. In February 2000, The Company sold a property in Stone Mountain, Georgia and recorded a gain of approximately $1.0 million. The Company also sold 60% of its half interest in a joint venture which owns 10 operating shopping centers and recognized a gain of approximately $15.4 million. In connection with the formation of one joint venture, the Company sold one property, received cash and a 50% partnership interest and recognized a gain of approximately $0.5 million. In addition, the Company sold residual land at a shopping center and recognized a gain of $0.2 million.

         The loss on disposition of real estate aggregating $1.8 million in 1999 relates to the sale of a portion of a shopping center and residual land in Pensacola, Florida. The shopping center was sold to a major retailer for approximately $4.7 million. In connection with this disposition, the Company developed a 17,000 square foot shopping center adjacent to the site sold.

         Net Income

         Net income decreased $2.4 million, or 11.5%, to $18.7 million for the three month period ended June 30, 2000, as compared to net income of $21.1 million for the same period in 1999. Net income increased $13.7 million or 31.8%, to $56.7 million for the six month period ended June 30, 2000 as compared to $43.0 million for the same period in 1999. The increase in net income of $13.7 million is primarily attributable to the increase in gain on sale of real estate and real estate investments of $18.8 million, increases in net operating revenues (total revenues less operating and maintenance, real estate taxes and general and administrative expense) aggregating $4.8 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties and the ten shopping centers acquired and developed in 2000 and 1999 and an increase of $0.3 million relating to equity in net income from joint ventures and minority equity investment. This aggregate increase was offset by increases in depreciation, interest and minority interest expense of $2.4 million, $3.4 million and $4.4 million, respectively.

FUNDS FROM OPERATIONS

         Management believes that funds from operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income
(loss) from its joint ventures and adding the Company's proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is substantially the same as the definition currently used by the National Association of Real Estate Investment Trusts ("NAREIT"). Certain other real estate companies may calculate FFO in a different manner. For the three month period ended June 30, 2000, FFO decreased $2.2 million, to $32.4 million as compared to $34.6 million for the same period in 1999. For the six month period ended June 30, 2000, FFO decreased $1.3 million, to $66.6 million as compared to $67.9 million for the same period in 1999 as adjusted to comply with NAREIT's revised definition of FFO effective January 1, 2000. The decrease in total FFO is principally attributable to the sale of real estate assets and joint venture interests in February, 2000, valued at approximately $180 million. Proceeds were used to repay indebtedness and repurchase common shares. The decrease is offset by increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company's calculation of FFO is as follows (in thousands):


                                                             Three Month Period       Six Month Period
                                                               Ended June 30,           Ended June 30,
                                                              2000        1999        2000        1999
                                                            --------    --------    --------    --------
Net income applicable to
   common shareholders (1)                                  $ 11,898    $ 14,326    $ 43,059    $ 29,379
Depreciation of real estate investments                       13,318      12,097      26,281      24,056
Equity in net income of joint ventures                        (3,414)     (3,852)     (8,834)     (8,426)
Equity in net income of minority equity investment            (1,259)     (1,885)     (2,909)     (3,036)
Joint Ventures' FFO (2)                                        6,684       7,202      15,520      14,777
Minority equity investment FFO                                 3,679       3,284       7,210       6,166
Minority interest expense (OP Units)                           1,677       1,633       3,370       3,249
(Gain) loss on disposition of real estate and real estate
  investments                                                   (202)      1,753     (17,089)      1,753
                                                            --------    --------    --------    --------
                                                            $ 32,381    $ 34,558    $ 66,608    $ 67,918
                                                            ========    ========    ========    ========


(1) Includes straight line rental revenues of approximately $1.0 million for the three month periods ended June 30, 2000 and 1999 and approximately $1.9 million and $2.1 million for the six month periods ended June 30, 2000 and 1999, respectively.

(2)  Joint ventures' Funds From Operations are summarized as follows:


                                             Three Month Period      Six Month Period
                                               Ended June 30,          Ended June 30,
                                               2000       1999        2000       1999
                                             --------   --------    --------   --------
Net income (a)                               $  9,419   $  8,014    $ 21,011   $ 17,092
   Gain on sales of real estate                  --         (253)       --         (344)
   Depreciation of real estate investments      6,212      5,720      12,742     11,201
                                             --------   --------    --------   --------
                                             $ 15,631   $ 13,481    $ 33,753   $ 27,949
                                             ========   ========    ========   ========
DDRC ownership interests (b)                 $  6,684   $  7,202    $ 15,520   $ 14,777
                                             ========   ========    ========   ========

(a) Revenues for the three month periods ended June 30, 2000 and 1999 include approximately $1.1 million and $1.0 million, respectively, resulting from the recognition of straight line rents of which the Company's proportionate share is $0.4 million and $0.5 million, respectively. Revenue for the six month periods ended June 30, 2000 and 1999 include approximately $2.0 million, and $2.1 million, respectively, resulting from the recognition of straight line rents of which the Company's proportionate share is $0.8 million and $1.0 million, respectively.

(b) At June 30, 2000, the Company owned joint venture interests relating to 41 operating shopping center properties, a 25% interest in the Prudential Retail Value Fund and a 50% joint venture in a real estate management company. At June 30, 1999, the Company owned joint venture interests in 27 operating shopping center properties, a 25% interest in the Prudential Retail Value Fund and a 50% joint venture in a real estate management company.

LIQUIDITY AND CAPITAL RESOURCES

         The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of OP Units and joint venture capital, will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the six month period ended June 30, 2000 was $69.6 million as compared to $67.0 million for the same period in 1999. The decrease is primarily attributable to the sale of real estate assets and joint venture interests in February, 2000 and an increase interest and other financial costs relating to rate increases and common share repurchases. The decrease was partially offset by shopping center acquisitions and developments completed in 2000 and 1999, new leasing, expansion and re-tenanting of the core portfolio properties.

         An increase in the 2000 quarterly dividend per common share to $0.36 from $0.35 was approved in March 2000 by the Company's Board of Directors. The Company's common share dividend payout ratio for the first quarter of 2000 approximated 61.0% of the actual FFO as compared to 62.4% for the same period in 1999. It is anticipated that the current dividend level will result in a more conservative payout ratio as compared to prior years. A lower payout ratio will enable the Company to retain more capital which will be utilized for attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

         During the six month period ended June 30, 2000, the Company and its joint ventures invested $88.5 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company's expansion acquisition and development activity is summarized below:

Expansions:

         Through the first six months of 2000, the Company completed two expansion projects at an aggregate cost of $2.9 million.

         In addition, the Company and it's joint ventures are currently expanding/redeveloping eight of its shopping centers at an aggregate projected cost of $15.5 million. These expansion projects include:

- A 75,000 square foot Old Navy and Best Buy expansion/redevelopment at the Spring Creek Centre in Fayetteville, Arkansas;
- A 91,000 square foot expansion/redevelopment, which includes Office Depot, Carolina Pottery, T.J. Maxx and additional retail, at Wando Crossings in Mt. Pleasant, South Carolina;
- A 30,000 square foot Bed, Bath & Beyond redevelopment at the Stow Community Shopping Center in Stow, Ohio;

- A 60,000 square foot redevelopment for Bassett Direct Furniture and Room Stores at the Ahwatukee Foothills Towne Center in Phoenix, Arizona;
- A 51,000 square foot expansion for Dick's Clothing and Sporting Goods and Hallmark at the Merriam Towne Center in Merriam, Kansas;
- A 30,000 square foot redevelopment for Ross Stores at the Family Center at Fort Union in Midvale, Utah;
- An 18,000 square foot expansion for Furniture Galleries at the Broadway Marketplace in Denver, Colorado and
- A 16,000 square foot multi-tenant retail expansion at the West Bay Plaza in Westlake, Ohio.

         The Company is also scheduled to commence expansion/redevelopment projects at three additional shopping centers located in Wilmington, NC; Crystal River, FL; and Taylorsville, UT.

Acquisitions:

         In April 2000, the Company purchased a 199,000 square foot shopping center in Brentwood, Tennessee for approximately $22.6 million.

Development (Consolidated):

         The consolidated development projects are as follows:

- A 416,000 square foot shopping center in Meridian, Idaho (a suburb of Boise), which is scheduled for completion in 2001 and will be anchored by a Wal-Mart Supercenter (not owned by the Company), Shepler's, Shopko (which opened during the fourth quarter of 1999), Bed, Bath & Beyond, Office Depot and Old Navy;

- A 607,000 square foot shopping center in Everett, Massachusetts, which is scheduled for completion in 2001 and will be anchored by Target (not owned by the Company), Home Depot (not owned by the Company), Bed, Bath & Beyond, OfficeMax, Old Navy, and PetsMart;

- Phase II of a 185,000 square foot shopping center in Oviedo, Florida, which is scheduled for completion in 2000 and includes the following tenants:
     Linens N Things, TJ Maxx, PetsMart and miscellaneous retail shops;

- Phase II of a 282,000 square foot shopping center in Toledo, Ohio, which is scheduled for completion in 2000 and includes the following tenants: Old Navy, Shoe Carnival, The Avenue and miscellaneous retail shops and

- The Company is in the early stages of development relating to a shopping center located in Riverdale, UT.

Development (Joint Ventures):

         The Company has joint venture development agreements for an additional ten shopping center projects with leading regional developers. These ten projects have an aggregate projected cost of approximately $312.9 million. All of these projects have commenced development and are currently scheduled for completion in 2000 and 2001. The Company is currently financing five of these projects through the Prudential/DDR Retail Value Fund. These projects are located in Plainville, CT; Round Rock, TX; Hagerstown, MD; Deer Park, IL and Long Beach, CA and the Company expects to finance an additional project located in San Antonio, TX through this Fund. The remaining four projects are located in Coon Rapids, MN; Salisbury, MD (Phase II); Fenton, MO and St. Louis, MO.

         On May 1, 2000, the Company elected to terminate its entity level involvement with DDR OliverMcMillan ("DDROM"). The Company and OliverMcMillan are in the process of restructuring the ownership of the urban entertainment and retail projects which DDROM was pursuing. Two of the projects, located in San Diego, CA and Oceanside, CA, are under construction with completion schedule in 2001. One of the projects, located in Reno, NV, has been completed. The remaining projects are scheduled to commence in 2000 with completion scheduled in 2001 and 2002.

DISPOSITIONS:

         In July, 2000, the Company sold 12,500 square feet of a 62,000 square foot shopping center located in Las Vegas, Nevada for approximately $2.3 million and will recognize a gain in the third quarter of 2000 of approximately $1.0 million.

         In February, 2000, the Company entered into an agreement to sell 60% of its half interest in the Community Centers Joint Venture to DRA Advisors, Inc. at a price of approximately $163 million comprised of cash of approximately $66 million and debt assumed of $97 million. In conjunction with this transaction, the Company recognized a gain of approximately $15.4 million associated with this sale. The Company's ownership in the joint venture, subsequent to this transaction, is effectively 20% with investment funds advised by DRA Advisors, Inc. owning 80%. The Company will continue to be responsible for the day-to-day management of the shopping centers owned by the joint venture and will receive fees for such services.

         In February, 2000, the Company formed a joint venture with DRA Advisors, Inc. whereby the Company contributed a wholly owned shopping center property in Phoenix, Arizona valued at approximately $26.7 million and related mortgage debt of $18.0 million and, in exchange, received a 50% equity ownership interest in the joint venture and cash proceeds of approximately $4.3 million. In conjunction with this transaction, the Company recognized a gain of approximately $0.5 million associated with this sale. The Company will continue to manage and operate the shopping center and will receive fees for such services.

         In February, 2000, the Company sold a shopping center in Stone Mountain, Georgia, a suburb of Atlanta, for approximately $1.8 million and recognized a gain of approximately $1.0 million.

FINANCING ACTIVITIES:

         In June, 2000, the Company amended its primary Unsecured Credit Facility with a syndicate of financial institutions for which Bank One, NA serves as agent. The amended facility increased the availability to $550 million from $375 million and extended the term for an additional two years to May 31, 2003. The current stated interest rate on the facility is at LIBOR plus 1.10%. The Company also can competitively bid up to 50% of the facility amount.

         In May, 2000, the Company entered into a $100 million bridge loan agreement with Bank of America. The proceeds from this facility were used to repay the $100 million, 7-5/8% Unsecured Senior Notes which matured on May 15, 2000. The bridge loan matures in November, 2000 and bears interest at LIBOR plus 1.10%.

         In May, 2000, the Company issued $105 million, 9.0% perpetual preferred "down-REIT" operating partnership units to an institutional investor and received net proceeds of approximately $102.4 million. The units may be exchanged, under certain circumstances, for Class J, 9.0% cumulative redeemable perpetual preferred shares.

         In July, 2000, the Company acquired the remaining ownership interest associated with the 11 Hermes Properties acquired in July, 1998 at an aggregate cost of approximately $81.9 million. As a result, 3,630,668 operating partnership units ("OP Units") were redeemed and all restrictions and obligations were settled.

         From February 29, 2000 through June 30, 2000, the Company purchased, in open market transactions, 4,741,700 of its common shares, at prices ranging from $11.61 to $14.88, for an aggregate purchase price of approximately $62.9 million in accordance with the stock repurchase plan approved by the Company's Board of Directors. Beginning in the fourth quarter of 1999, the Company has acquired 6,602,000 shares at an aggregate cost of $88.7 million. From the fourth quarter of 1999 through July 31, 2000, total common shares and operating partnership units repurchased/converted aggregated 10.3 million shares and units of which
8.4 million shares and units have been repurchased/converted in 2000.

         At June 30, 2000, the Company's capitalization consisted of $1.2 billion of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $351.3 million), $518.8 million of preferred shares and preferred partnership units and $890.0 million of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price per common share on the New York Stock Exchange at June 30, 2000 of $14.953), resulting in a debt to total market capitalization ratio of .45 to
1.0. At June 30, 2000, the Company's total debt consisted of $665.2 million of fixed rate debt and $491.4 million of variable rate debt.

         It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. As of June 30, 2000, the Company had $750.0 million available under its shelf registration statement. In addition, as of June 30, 2000, the Company had cash of $2.9 million and $276.5 million available under its $575 million of revolving credit facilities. On June 30, 2000, the Company also had 116 operating properties with $106.6 million, or 71.7%, of the total revenue for the six month period ended June 30, 2000 which were unencumbered, thereby providing a potential collateral base for future borrowings.

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

ECONOMIC CONDITIONS

         Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate sectors and geographic regions with differing intensities and at different times. Adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The shopping centers are typically anchored by discount department stores (Wal-Mart, Kmart or Target), off price department stores (Kohl's, TJ Maxx/Marshalls), home improvement stores (Home Depot, Lowes) and supermarkets which generally offer day-to-day necessities rather than high-priced luxury items. Since these merchants typically perform better in an economic recession than those who market high priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk. At June 30, 2000 and 1999, approximately 57.5% and 77.3%, respectively, of the Company's debt (excluding joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 8.3 years and 6.9 years, respectively, and a weighted average interest rate of approximately 7.5% and 7.6%, respectively. The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 1.8 years and a weighted average interest rate of approximately 7.9% and 6.0%, respectively, at June 30, 2000 and 1999. As of June 30, 2000 and 1999, the Company's joint ventures' indebtedness aggregated $720.7 million and $679.2 million, respectively, of fixed rate debt, of which the Company's proportionate share was $263.2 million and $348.7 million, respectively, and $226.3 million and $84.9 million, respectively, of variable rate debt, of which the Company's proportionate share was $86.2 million and $41.6 million, respectively. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities and construction loans in order to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

         At June 30, 2000 and 1999, the fair value of the Company's fixed rate debt amounted to a liability of $625.6 million and $837.6 million (excluding joint venture debt), respectively, compared to its carrying amount of $665.2 million and $858.8 million, respectively. The fair value of the Company's proportionate share of joint venture fixed rate debt was $253.6 million and $352.4 million, respectively, compared to its carrying amount $263.2 million and $348.7 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at June 30, 2000 and 1999 would have changed the fair value of the Company's fixed rate debt to a liability of $660.2 million and $876.7 million, respectively, and would have changed the fair value of the Company's proportionate share of joint ventures fixed rate debt to a liability of $264.1 million and $356.2 million, respectively. The sensitivity to changes in interest rate of the Company's fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In May 2000, the Company issued 420,000 preferred partnership units which are exchangeable, under certain circumstances, into Class J, 9.0% cumulative preferred shares. The units are exchangeable for the Company's common shares if the Partnership fails to make distributions for six consecutive quarters. This transaction was conducted as a private placement in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 15, 2000, the Company held its Annual Meeting of Shareholders. The matters presented to the shareholders for a vote and the vote on such matters were as follows:

         a)  To fix the number of directors at ten.

                                      For            Against          Abstain
                                      ---            -------          -------

                                   36,585,564        176,846           119,573

         b)  Election of Directors to serve until the next Annual Meeting of
             Shareholders:

                                               For                Abstain
                                               ---                -------
         Scott A. Wolstein                   50,847,537            435,347
         James A. Schoff                     47,916,159          3,366,725
         William N. Hulett, III              50,850,019            432,865
         Ethan Penner                        47,921,983          3,360,901
         Albert T. Adams                     49,942,473          1,340,411
         Dean S. Adler                       50,748,055            534,829
         Barry A. Sholem                     50,847,154            435,730
         David M. Jacobstein                 50,787,576            495,308
         Terrance R. Ahern                   50,782,567            500,317
         Robert H. Gidel                     50,830,487            452,397

ITEM 5.   OTHER INFORMATION

         None

                                     PART II
                                OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         4.1 Third Amended and Restated Credit Agreement Dated as of June 27, 2000 among the Company and Banc One Capital Markets, Inc., and other lenders named therein

         4.2 Term Loan Agreement dated as of May 12, 2000 between the Company and Bank of America, National Association

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DEVELOPERS DIVERSIFIED REALTY CORPORATION



      August  14, 2000                /s/ Scott A. Wolstein
--------------------------            ------------------------------------------
       (Date)                         Scott A. Wolstein,
                                      Chairman of the Board and
                                      Chief Executive Officer


      August  14, 2000                /s/ William H. Schafer
--------------------------            ------------------------------------------
       (Date)                         William H. Schafer,
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                      Accounting Officer)