Form 10-Q
period 2000-09-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2000-11-14
CIK 894315

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 1-11690

DEVELOPERS DIVERSIFIED REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-1723097

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 Enterprise Parkway, Beachwood, Ohio 44122

(Address of principal executive offices — zip code)

(216) 755-5500

(Registrant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

54,879,295 common shares, without par value, outstanding as of November 8, 2000

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.
Condensed Consolidated Statements of Operations for the Three Month Periods ended September 30, 2000 and 1999.
Condensed Consolidated Statements of Operations for the Nine Month Periods ended September 30, 2000 and 1999.
Condensed Consolidated Statements of Cash Flows for the Nine Month Periods ended September 30, 2000 and 1999.
Notes to Condensed Consolidated Financial Statements

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
Assets	2000	1999

Real estate rental property:
Land	$353,753	$342,859
Buildings	1,560,053	1,542,333
Fixtures and tenant improvements	39,850	34,176
Land under development	35,954	53,213
Construction in progress	140,929	95,693

	2,130,539	2,068,274
Less accumulated depreciation	(286,550)	(249,912)

Real estate, net	1,843,989	1,818,362
Cash and cash equivalents	2,534	5,992
Investments in and advances to joint ventures	289,482	299,176
Minority equity investment	136,055	137,234
Notes receivable	2,214	5,590
Other assets	63,679	54,506

	$2,337,953	$2,320,860

Liabilities and Shareholders’ Equity

Unsecured indebtedness:
Fixed rate senior notes	$492,406	$592,311
Variable rate debt	449,000	272,000

	941,406	864,311

Secured indebtedness:
Revolving credit facility	22,750	18,775
Mortgage and other secured indebtedness	262,335	268,965

Total indebtedness	1,226,491	1,152,051
Accounts payable and accrued expenses	59,494	49,860
Dividends payable	19,756	20,826
Other liabilities	9,324	29,867

	1,315,065	1,252,604

Minority equity interest	8,253	8,219
Preferred operating partnership interests	207,111	104,736
Operating partnership minority interests	20,183	102,956
Commitments and contingencies

Shareholders’ equity:
Class A — 9.5% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 421,500 shares issued and outstanding at September 30, 2000 and December 31, 1999	105,375	105,375
Class B — 9.44% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 177,500 shares issued and outstanding at September 30, 2000 and December 31, 1999	44,375	44,375
Class C — 8.375% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at September 30, 2000 and December 31, 1999	100,000	100,000
Class D — 8.68% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 216,000 shares issued and outstanding at September 30, 2000 and December 31, 1999	54,000	54,000
Common shares, without par value, $.10 stated value; 100,000,000 shares authorized; 61,478,431 and 61,364,035 shares issued at September 30, 2000 and December 31, 1999, respectively	6,148	6,136
Paid-in-capital	676,416	674,735
Accumulated dividends in excess of net income	(108,902)	(105,757)

	877,412	878,864
Less: Unearned compensation — restricted stock	(1,369)	(674)
Common stock in treasury at cost: 6,601,250 and 1,860,300 shares at September 30, 2000 and December 31, 1999, respectively	(88,702)	(25,845)

	787,341	852,345

	$2,337,953	$2,320,860

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2000	1999

Revenues from operations:
Minimum rents	$50,387	$48,314
Percentage and overage rents	648	616
Recoveries from tenants	13,083	11,709
Management fee income	1,754	1,268
Interest income	761	1,100
Other	4,730	3,219

	71,363	66,226

Rental operation expenses:
Operating and maintenance	6,471	6,004
Real estate taxes	8,054	6,645
General and administrative	4,751	4,037
Interest	19,792	16,728
Depreciation and amortization	13,768	12,746

	52,836	46,160

Income before equity in net income of joint ventures and minority equity investment, gain on disposition of real estate and minority interests	18,527	20,066
Equity in net income of joint ventures	3,568	4,182
Equity in net income from minority equity investment	2,227	1,317
Gain on disposition of real estate and real estate investments	1,890	—

Income before minority interests	26,212	25,565

Minority Interests:
Minority equity interests	(31)	(28)
Preferred operating partnership minority interests	(4,770)	(1,254)
Operating partnership minority interests	(386)	(1,646)

	(5,187)	(2,928)

Net income	$21,025	$22,637

Net income applicable to common shareholders	$14,210	$15,821

Per share data:
Earnings per common share —
Basic	$0.26	$0.26

Diluted	$0.26	$0.25

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2000	1999

Revenues from operations:
Minimum rents	$149,855	$141,148
Percentage and overage rents	3,384	3,191
Recoveries from tenants	40,549	34,701
Management fee income	4,820	3,875
Interest income	2,572	4,815
Other	10,699	7,948

	211,879	195,678

Rental operation expenses:
Operating and maintenance	19,164	17,376
Real estate taxes	24,966	19,614
General and administrative	14,919	13,244
Interest	56,582	50,081
Depreciation and amortization	40,625	37,207

	156,256	137,522

Income before equity in net income of joint ventures and minority equity investment, gain (loss) on disposition of real estate and minority interests	55,623	58,156
Equity in net income of joint ventures	12,402	12,609
Equity in net income from minority equity investment	5,136	4,353
Gain (loss) on disposition of real estate and real estate investments	18,979	(1,753)

Income before minority interests	92,140	73,365

Minority interests:
Minority equity interests	(138)	(81)
Preferred operating partnership minority interests	(10,531)	(2,742)
Operating partnership minority interests	(3,756)	(4,895)

	(14,425)	(7,718)

Net income	$77,715	$65,647

Net income applicable to common shareholders	$57,268	$45,200

Per share data:
Earnings per common share
Basic	$1.02	$0.74

Diluted	$1.01	$0.71

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
(Dollars in thousands)
(Unaudited)

	2000	1999

Net cash flow provided by operating activities	$114,249	$107,858

Cash flow (used for) provided by investing activities:
Real estate developed or acquired	(61,305)	(117,803)
Investments in and advances to joint ventures and minority equity investment, net	(46,654)	(121,099)
Repayment of notes receivable, net	3,376	5,130
(Advances to) repayment of advances from affiliates	(21,691)	66,150
Proceeds from disposition of real estate and real estate investments	98,311	11,211

Net cash flow used for investing activities	(27,963)	(156,411)

Cash flow provided by (used for) financing activities:
Proceeds from revolving credit facilities and temporary bridge loans, net	158,975	101,000
Proceeds from construction loans	—	37,010
Repayment of senior notes	(100,000)	—
Principal payments on rental property debt	(7,989)	(34,670)
Repayment of convertible debentures	—	(40,040)
Payment of deferred finance costs (bank borrowings)	(3,643)	(360)
Net proceeds from issuance of preferred operating partnership units	102,375	72,675
Repurchase of operating partnership minority interests	(81,901)	—
Proceeds from issuance of common shares in conjunction with exercise of stock options, the Company’s 401(k) plan, dividend reinvestment plan and restricted stock plan	700	494
Purchase of treasury stock	(62,866)	—
Payment of distributions to operating partnership minority interests	(13,468)	(4,927)
Dividends paid	(81,927)	(83,428)

Net cash flow (used for) provided by financing activities	(89,744)	47,754

Decrease in cash and cash equivalents	(3,458)	(799)
Cash and cash equivalents, beginning of period	5,992	2,260

Cash and cash equivalents, end of period	$2,534	$1,461

Supplemental disclosure of non cash investing and financing activities:

During the nine month period ended September 30, 2000, in conjunction with the formation of a joint venture, the Company transferred property to the joint venture with a net book value of $25.6 million and debt of $18.0 million in exchange for a 50% equity interest. In conjunction with the acquisition of a shopping center the Company assumed mortgage debt and other liabilities of approximately $16.6 million. Due to the consolidation of certain joint venture interests previously accounted for under the equity method, the Company recorded property with a net book value of $39.2 million and debt of $24.9 million. Included in accounts payable was approximately $0.2 million relating to construction in progress and $19.8 million of dividends declared at September 30, 2000. The Company received common shares of a major retailer valued at approximately $2.9 million as settlement for bankruptcy related claims as part of operating activities. The foregoing transactions did not provide for or require the use of cash.

During the nine month period ended September 30, 1999, in conjunction with the acquisition of certain shopping centers, the Company assumed mortgage debt of approximately $18.0 million and recorded minority equity interests aggregating approximately $2.7 million. Also, the Company applied the balance of approximately $22.0 million of notes receivable towards the acquisition of one shopping center in Phoenix, Arizona and additional shares of American Industrial Properties, and transferred $21.2 million of development costs in connection with the formation of three joint ventures. In addition, included in accounts payable was approximately $0.2 million relating to construction in progress and $21.5 million of dividends declared at September 30, 1999. The foregoing transactions did not provide for or require the use of cash.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF

THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

Notes to Condensed Consolidated Financial Statements

1.  NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

      Developers Diversified Realty Corporation, related real estate joint ventures and its minority equity investment (collectively the “Company” or “DDR”), are engaged in the business of acquiring, expanding, owning, developing, managing and operating neighborhood and community shopping centers, enclosed malls and business centers.

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

New Accounting Standards

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. The new standard becomes effective for the Company for the year ending December 31, 2001 (SFAS No. 137 deferred the effective date from December 31, 2000). The Company does not expect this pronouncement to have a material impact on the Company’s financial position or cash flows.

      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements, “ which among other things, provides guidance on lessors’ accounting for contingent rent. The Company plans to adopt this bulletin, as required, in the fourth quarter of 2000. The Company does not anticipate this bulletin to have a material impact on the Company’s results of operations or financial position.

      In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” This interpretation clarifies the application of APB Opinion No. 25, “Accounting for Stock Issued to Employees for certain issues.” This Interpretation became effective for the Company on July 1, 2000. The adoption of this Interpretation did not have a material impact on the Company’s results of operations or financial position.

Unaudited Interim Financial Statements

      The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all majority owned subsidiaries and investments where the Company has financial and operating control. Investments in real estate joint ventures and companies for which the Company has the ability to exercise significant influence over but does not have financial and operating control are accounted for using the equity method of accounting.

      These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

2.  EQUITY INVESTMENTS IN JOINT VENTURES

The Company’s equity investments in joint ventures at September 30, 2000 consisted of the following:

•	A 50% joint venture interest in 15 operating shopping centers (one of which was transferred from the Company to a joint venture in 2000 and two of which were acquired in 1999);

•	A 35% joint venture interest in one operating shopping center;

•	A 20% joint venture interest in 10 operating shopping centers. (As described below prior to February 29, 2000, the Company owned a 50% joint venture interest in these properties);

•	A 50% interest in four joint ventures each of which is developing a shopping center;

•	A 12.5% interest in two joint ventures formed in 1999 each of which is developing a shopping center;

•	A 12.375% interest in two joint ventures formed in 1999 each of which is developing a shopping center;

•	An 80% joint venture interest in two operating shopping center properties in which the Company does not have financial or operating control;

•	A 50% joint venture interest in a real estate management company and a development company;

•	A 50% joint venture interest in a limited partnership which is developing six shopping centers;

•	A 25% interest in one joint venture which is developing a shopping center;

•	A 95% economic interest in a management service subsidiary of which the Company Long Beach, CA, which is owns 1% of the voting and 100% of the non-voting common stock. This entity being redeveloped, a 25% owns a 25% joint venture interest in an opportunity fund (“Retail interest in a joint venture Value Fund”) which acquired a retail site in interest which is developing a shopping Best Products;

•	An 81% economic interest in a management service subsidiary of which the Company owns 9% of the voting and 100% of the non-voting common stock.

Summarized combined financial information of the Company’s joint venture investments is as follows (in thousands):

	September 30,	December 31,
	2000	1999

Combined Balance Sheets:

Land	$277,915	$262,485

Buildings	987,918	917,507

Fixtures and tenant improvements	8,380	5,010

Construction in progress	196,389	187,825

	1,470,602	1,372,827

Less accumulated depreciation	(100,964)	(82,481)

Real estate, net	1,369,638	1,290,346

Other assets	84,808	76,173

	$1,454,446	$1,366,519

Mortgage debt	$942,646	$887,650

Amounts payable to DDR	149,460	123,743

Other liabilities	32,899	48,913

	1,125,005	1,060,306

Accumulated equity	329,441	306,213

	$1,454,446	$1,366,519

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999

Combined Statements of Operations:

Revenues from operations	$47,298	$41,365	$139,558	$121,934

Rental operation expenses	15,295	12,689	41,606	36,713

Depreciation and amortization expense of real estate investments	6,726	5,748	19,468	16,949

Interest expense	17,269	14,547	49,465	43,142

	39,290	32,984	110,539	96,804

Income before gain on sale of real estate	8,008	8,381	29,019	25,130

Gain on sale of real estate	1,336	—	1,336	344

Net income	$9,344	$8,381	$30,355	$25,474

      Included in management fee income for the nine month period ended September 30, 2000 and 1999, is approximately $4.2 and $3.6 million, respectively, of management fees earned by the Company for services rendered to the joint ventures. Similarly, other income for the nine month period ended September 30, 2000 and 1999, includes $1.7 million and $2.2 million, respectively, of development fee income and commissions for services rendered to the joint ventures, net of amounts eliminated related to the Company’s proportionate share.

      On May 1, 2000, the Company elected to terminate its entity level involvement with DDR OliverMcMillan (“DDROM”). The Company and OliverMcMillan are in the process of restructuring the ownership of the urban entertainment and retail projects which DDROM was pursuing. This restructuring should be finalized during the fourth quarter of 2000. Two of the projects, located in San Diego, CA and Oceanside, CA, are under construction with completion scheduled in 2001. One of the projects, located in Reno, NV, has been completed. The remaining projects are scheduled to commence in 2000 with completion scheduled in 2001 and 2002.

      In February 2000, the Company entered into an agreement to sell 60% of its half interest in the Community Centers Joint Venture to DRA Advisors, Inc. at a price of approximately $163 million comprised of cash of approximately $66 million and debt assumed of $97 million. In conjunction with this transaction, the Company recognized a gain of approximately $16.1 million. The Company’s ownership in the joint venture subsequent to this transaction is effectively 20% with investment funds advised by DRA Advisors, Inc. owning 80%. The Company will continue to be responsible for the day-to-day management of the shopping centers owned by the joint venture and receive fees for such services.

      In February 2000, the Company formed a joint venture with DRA Advisors, Inc. whereby the Company contributed a wholly owned shopping center property in Phoenix, Arizona valued at approximately $26.7 million and related mortgage debt of $18.0 million and, in exchange, received a 50% equity ownership interest in the joint venture and cash proceeds of approximately $4.3 million. In conjunction with this transaction, the Company recognized a gain of approximately $0.5 million associated with the sale of its partial interest. The Company continues to manage and operate the shopping center and will receive fees for such services.

      In addition, the Company transferred, to the Retail Value Fund, its interest in four joint ventures, two in the first quarter and two in the third quarter of 2000, each of which owns a shopping center under development.

3.  MINORITY EQUITY INVESTMENT

At December 31, 1999 and September 30, 2000, the Company owned 9,656,650 common shares in American Industrial Properties REIT (NYSE: IND) (“AIP”) representing approximately 46.0% of AIP’s total outstanding common shares.

Summarized financial information of AIP, as reflected on the accounts of AIP, is as follows (in thousands):

	September 30,	December 31,
	2000	1999

Balance Sheet:
Land	$155,264	$159,566
Buildings	478,827	482,620

	634,091	642,186
Less accumulated depreciation	(54,803)	(46,931)

Real estate, net	579,288	595,255
Other assets	27,935	25,427

	$607,223	$620,682

Mortgage debt	$320,536	$334,873
Other liabilities	24,459	27,321

	344,995	362,194
Accumulated equity	262,228	258,488

	$607,223	$620,682

	Three month period		Nine month period
	ended September 30,		ended September 30,
	1999	2000	1999	2000

Statement of Operations:
Revenues from operations	$22,896	$22,329	$67,403	$64,173

Rental operation expenses	7,776	7,824	23,195	22,665
Depreciation and amortization expense	3,253	3,370	10,580	9,993
Interest expense	6,434	6,884	19,390	19,718

	17,463	18,078	53,165	52,376

	5,433	4,251	14,238	11,797
Minority interests	(190)	(88)	(385)	(260)
Equity earnings in joint venture	50	—	120	—
(Loss) gain on sales of real estate	(104)	(114)	2,906	(75)

Income before extraordinary item	5,189	4,049	16,879	11,462
Extraordinary item	—	(585)	(329)	(585)

Net income	$5,189	$3,464	$16,550	$10,877

In conjunction with the Company’s equity investment in AIP, certain adjustments were made to the Company’s accounts to reflect the fair market value of the assets at the date of the Company’s original investment in AIP. Accordingly, the Company’s equity in net income from minority equity investment is adjusted to reflect amortization of these basis differences.

4.  SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS

      The following table summarizes the changes in shareholders’ equity since December 31, 1999 (in thousands):

	Preferred	Common		Accumulated	Unearned
	Shares ($250	Shares		Dividends in	Compensation	Treasury
	Stated	($.10 stated	Paid-in	Excess of	Restricted	Stock
	Value)	Value)	Capital	Net Income	Stock	at Cost	Total

Balance December 31, 1999	$303,750	$6,136	$674,735	$(105,757)	$(674)	$(25,845)	$852,345
Net income				77,715			77,715
Dividends declared — common shares				(60,413)			(60,413)
Dividends declared — preferred shares				(20,447)			(20,447)
Vesting of restricted stock					154		154
Issuance of restricted stock and conversion of OP units		9	1,354		(849)	9	523
Purchases of common shares						(62,866)	(62,866)
Issuance of common shares related to exercise of stock options, employee 401(k) plan and dividend reinvestment plan		3	327				330

Balance September 30, 2000	$303,750	$6,148	$676,416	$(108,902)	$(1,369)	$(88,702)	$787,341

      Dividends declared were $0.36 and $0.35 per common share for the three month period ended September 30, 2000 and 1999, respectively. Dividends declared were $1.08 and $1.05 per common share for the nine month period ended September 30, 2000 and 1999, respectively.

      In July, 2000, the Company acquired the remaining ownership interest associated with the 11 Hermes Properties acquired in July, 1998 at an aggregate cost of approximately $81.9 million. As a result, 3,630,668 operating partnership units (“OP Units”) were purchased and all restrictions and obligations were settled. The difference between the recorded amount and the fair value of the OP Units was not material.

      In February and August 1999, the Company’s Board of Directors authorized the officers of the Company to implement a common share repurchase program in response to what the Company believed was a distinct under valuation of the Company’s common shares in the public market. At September 30, 2000 and December 31, 1999, treasury stock recorded on the Company’s consolidated balance sheet consisted of 6,601,250 and 1,860,300 common shares at a cost of $88.7 million and $25.8 million, respectively.

5.  REVOLVING CREDIT FACILITIES

      In June, 2000, the Company renegotiated, expanded and extended its primary unsecured revolving credit facility with a syndicate of financial institutions, for which Bank One, NA serves as the administrative agent (the “Unsecured Credit Facility”). The amended facility increased the available borrowing capacity to $550 million from $375 million, adjusted the spread over LIBOR to 1.10%, modified certain covenants and extended the term for an additional two years to May 31, 2003. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.10%), depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Unsecured Credit Facility is used to finance the acquisition and development of properties, to provide working capital and for general corporate purposes. At September 30, 2000, $349.0 million was outstanding under this facility with a weighted average interest rate of 7.7%.

      The Company also maintains a secured revolving credit facility with National City Bank of $25 million. This credit facility is secured by certain partnership investments. The Company maintains the right to reduce this facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.85%) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At September 30, 2000, $22.8 million was outstanding under this facility with a weighted average interest rate of 7.5%.

6.  RELATED PARTY TRANSACTIONS

      In August 2000, the Company paid approximately $1.3 million for residual land at the Company’s shopping center in Aurora, Ohio to a limited partnership owned by the Company’s Chairman Emeritus.

      In conjunction with the establishment of DDR’s equity investment in certain entities, the Company’s Chairman and Chief Executive Officer owns voting stock in these entities in order to comply with certain REIT qualification requirements.

7.  EARNINGS AND DIVIDENDS PER SHARE

      Earnings Per Share (EPS) have been computed pursuant to the provisions of Statement of Financial Accounting Standards No. 128.

      The following table provides a reconciliation of both income before extraordinary item and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares.

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,

	(in thousands, except per share amounts)
	2000	1999	2000	1999

Income before extraordinary item	$21,025	$22,637	$77,715	$65,647

Less: Preferred stock dividend	(6,815)	(6,816)	(20,447)	(20,447)

Basic — Income before extraordinary item applicable to common shareholders	14,210	15,821	57,268	45,200

Effect of dilutive securities:

Joint Venture partnerships	—	132	—	—

Diluted — Income before extraordinary item applicable to common shareholders plus assumed conversions	$14,210	$15,953	$57,268	$45,200

Number of Shares:

Basic — average shares outstanding	54,793	61,327	56,347	61,314

Effect of dilutive securities:

Joint venture partnerships	—	2,978	—	2,147

Stock options	271	113	170	176

Performance units	—	30	—	83

Restricted stock	39	—	65	4

Diluted — average shares outstanding	55,103	64,448	56,582	63,724

Per share amount:
Income before extraordinary item

Basic	$0.26	$0.26	$1.02	$0.74

Diluted	$0.26	$0.25	$1.01	$0.71

The weighted average contingently issuable OP units which were exchangeable, in certain circumstances, into common shares aggregated 2.1 million for the nine month period ended September 30, 1999. In July 2000, the Company purchased these OP Units for cash. (Note 4)

The conversions of the Company joint venture partners’ interest in several joint ventures were not included in the computation of diluted EPS because the effect was antidilutive in 1999. Significant estimates were utilized by the Company in the determination of fair value for certain of the Company’s joint ventures where the joint venture partner has the right to convert its interest in the partnership into common shares of the Company or cash, at the election of the Company. These estimates were used to determine the number of common shares assumed to be issued by the Company upon conversion, for purposes of determining dilution, if any. However, in the fourth quarter of 1999, the Company made the determination that it will settle these conversions, if any, in cash, and therefore, the calculation of EPS for the period ended September 30, 2000 excludes these conversions.

8.  SUBSEQUENT EVENTS

      In October 2000, the Company entered into two year interest rate swap agreements aggregating $100 million, converting a portion of the variable rate debt on the Company’s unsecured line of credit facility to a fixed rate of approximately 7.6%.

      On November 1, 2000, the Company, DDR Transitory Sub, Inc. (“DDR Sub”), a wholly owned subsidiary of the Company, and American Industrial Properties (“AIP”) (NYSE: IND) entered into an agreement and plan of merger. Pursuant to the merger agreement, DDR Sub will be merged with and into AIP. Each of AIP’s common shares of beneficial interest, $0.10 par value per share (other than shares owned in treasury, by DDR, DDR Sub or dissenting shareholders), will be converted into the right to receive not less than $13.74. A number of factors may slightly increase the final amount distributed to AIP shareholders, including AIP’s operations prior to closing, transaction expenses, and certain closing adjustments. Each share of DDR Sub stock will be converted into AIP common shares in connection with the merger, resulting in DDR being the sole shareholder of AIP. In connection with the merger agreement, AIP also entered into: (i) an agreement to sell 31 properties to client accounts managed by Lend Lease Real Estate Investments, Inc. for a gross purchase price, including assumed debt, of approximately $292.5 million and (ii) an agreement to sell an office building to a third party for a gross purchase price, including assumed debt, of approximately $55.0 million. The property sales listed in clauses (i) and (ii) of the immediately preceding sentence are conditions to the closing of the merger. The Company currently holds 46% of AIP’s outstanding shares. Assuming consummation of the merger and other agreements, which is expected to occur in the first quarter of 2001, the Company will (through AIP) own and control 39 of AIP’s remaining properties. The closing of these transactions are subject to customary conditions in addition to the approval of AIP’s shareholders.

     In November 2000, the Company repaid the $100 million bridge loan with Bank of America with funds provided by the Company’s primary credit facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability, the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “seeks”, “estimates”, and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect the Company’s actual results, performance or achievements.

      Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, particularly certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet, and the resulting retailing practices and space needs of its tenants;

•	E-commerce may affect the sales volume of the Company’s tenants which may reduce the amount of percentage rental income;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital or may fail to effectively integrate acquisitions of properties or portfolios of properties;

•	Debt and equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company is subject to potential environmental liabilities;

•	The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.

Results of Operations

Revenues from Operations

      Total revenues increased $5.1 million, or 7.8%, to $71.3 million for the three month period ended September 30, 2000 from $66.2 million for the same period in 1999. Total revenues increased $16.2 million, or 8.3%, to $211.9 million for the nine month period ended September 30, 2000 from $195.7 million for the same period in 1999.

      Base and percentage rents for the three month period ended September 30, 2000 increased $2.1 million, or 4.3%, to $51.0 million as compared to $48.9 million for the same period in 1999. Base and percentage rents increased $8.9 million, or 6.2%, to $153.2 million for the nine month period ended September 30, 2000 from $144.3 million for the same period in 1999. Aggregate base, percentage and overage revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 1999) increased approximately $1.4 million, or 1.0%, for the nine month period ended September 30, 2000 as compared to the same period in 1999. Excluding the impact of bankruptcies, primarily associated with Home Quarters, Service Merchandise, Factory Card Outlet and Just For Feet., actual base and percentage revenues increased approximately $3.7 million, or 3.0%, for the nine month period ended September 30, 2000, as compared to the same period in 1999. The shopping center acquired by the Company in 2000 contributed $1.1 million of additional base and percentage rental revenue and the eight newly developed shopping centers contributed $7.1 million. These increases were offset by a $0.7 million decrease due to the sale of five properties in 1999 and 2000.

      At September 30, 2000, the in-place occupancy rate of the Company’s portfolio stood at 95.5%, as compared to 95.6% at September 30, 1999 and 95.7% at December 31, 1999. A substantial portion of the space associated with the bankrupt tenants, discussed above, has been released with revenues commencing in the second half of 2000.

      The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $9.32 at September 30, 2000 as compared to $9.02 at September 30, 1999.

Same store sales, for those tenants required to report such information, representing approximately 19.6 million square feet, increased 3.2% to $237 per square foot for the twelve month period.

      The increase in recoveries from tenants of $5.8 million for the nine months ended September 30, 2000 is primarily related to the increase in operating and maintenance expenses and real estate taxes associated with the 2000 and 1999 shopping center acquisitions and developments. Recoveries were approximately 91.9% and 93.8% of operating expenses and real estate taxes for the nine month periods ended September 30, 2000 and 1999, respectively.

      Management fee income increased by approximately $0.9 million for the nine month period ended September 30, 2000 compared to the same period in 1999, primarily associated with the formation of new joint ventures in 1999 and 2000. Interest income decreased $2.2 million, for the nine month period ended September 30, 2000 compared to the same period in 1999, primarily associated with the payment of advances made to certain joint ventures and notes receivable outstanding in 1999.

      Other income increased by approximately $2.8 million for the nine month period ended September 2000, which generally reflects an increase in lease termination and bankruptcy settlement revenues aggregating approximately $5.2 million offset by a decrease in development fees of approximately $2.2 million and other income consisting of commissions and financing fees aggregating approximately $0.2 million primarily from the Company’s joint ventures, relating to the ownership interest held by third party investors.

      Other income was comprised of the following (in thousands):

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999

Temporary tenant rentals (kiosks)	$32	$129	$335	$315
Lease termination and bankruptcy settlement revenues	3,880	2,014	7,784	2,552
Development fees	45	911	1,268	3,526
Other	773	165	1,312	1,555

	$4,730	$3,219	$10,699	$7,948

Expenses from Operations

      Rental operating and maintenance expenses for the three month period ended September 30, 2000 increased $0.5 million, or 7.8%, to $6.5 million as compared to $6.0 million for the same period in 1999. Rental operating and maintenance expenses increased $1.8 million, or 10.3%, to $19.2 million for the nine month period ended September 30, 2000 from $17.4 million for the same period in 1999. An increase of $1.0 million is attributable to the ten shopping centers acquired and developed in 2000 and 1999 and $0.8 million is primarily attributable to an increase in various maintenance items in the Core Portfolio Properties.

      Real estate taxes for the three month period ended September 30, 2000 increased $1.4 million, or 21.2%, to $8.0 million as compared to $6.6 million for the same period in 1999. Real estate taxes increased $5.4 million, or 27.3%, to $25.0 million for the nine month period ended September 30, 2000 from $19.6 million for the same period in 1999. An increase of $1.2 million is related to the ten shopping centers acquired and developed in 2000 and 1999 and $4.2 million is primarily associated with recently developed and acquired properties which were not fully assessed in the Core Portfolio Properties.

      General and administrative expenses increased $0.7 million, or 17.7%, to $4.7 million for the three month period ended September 30, 2000 as compared to $4.0 million in 1999. General and administrative expenses increased $1.7 million, or 12.6%, to $14.9 million for the nine month period ended September 30, 2000 from $13.2 million for the same period in 1999. Total general and administrative expenses were approximately 4.3% and 4.2% of total revenues, including total revenues of joint ventures, for the nine month periods ended September 30, 2000 and 1999, respectively, (3.9% in 1999 after excluding a non-recurring severance charge).

      The increase in general and administrative expenses is attributable to the growth of the Company primarily related to recent acquisitions, expansions and developments, relocation of the Company’s headquarters to a new office in 1999 and several new key executives. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space.

      Depreciation and amortization expense increased $1.0 million, or 8.0%, to $13.7 million for the three month period ended September 30, 2000, as compared to $12.7 million for the same period in 1999. Depreciation and amortization increased $3.4 million, or 9.2%, to $40.6 million for the nine month period ended September 30, 2000 from $37.2 million for the same period in 1999. An increase of $2.0 million is related to the ten shopping centers acquired and developed in 2000 and 1999, $1.3 million is related to Core Portfolio Properties and $0.2 million is related to personal property primarily associated with the relocation of the Company’s headquarters. These increases are offset by a decrease of approximately $0.1 million, relating to the sale of three shopping center properties in 2000.

      Interest expense increased $3.1 million, or 18.3%, to $19.8 million for the three month period ended September 30, 2000, as compared to $16.7 million for the same period in 1999. Interest expense increased $6.5 million, or 13.0%, to $56.6 million for the nine month period ended September 30, 2000 from $50.1 million for the same period in 1999. The overall increase in interest expense for the nine month period ended September 30, 2000, as compared to the same period in 1999 is primarily related to the acquisition and development of shopping centers during 2000 and 1999 and an increase in short term interest rates. The weighted average debt outstanding during the nine month period ended September 30, 2000 and related weighted average interest rate was $1.2 billion and 7.7%, respectively, compared to $1.1 billion and 7.2%, respectively, for the same period in 1999. Interest costs capitalized, in conjunction with development, expansion projects and development joint venture interest, were $5.2 million and $13.6 million for the three and nine month periods ended September 30, 2000, as compared to $3.7 million and $10.4 million for the same periods in 1999.

      Equity in net income of joint ventures decreased $0.6 million, or 14.7%, to $3.6 million for the three month period ended September 30, 2000, as compared to $4.2 million for the same period in 1999. Equity in net income of joint ventures decreased $0.2 million, or 1.6%, to $12.4 million for the nine month period ended September 30, 2000 as compared to $12.6 million for the same period in 1999. An increase of $1.8 million is related to the joint ventures formed in 1999 and 2000 and an additional $0.4 million related to various other joint ventures formed prior to 1999. These additions were offset by a decrease of $2.4 million relating to the Company’s sale of 60% of its half interest in the Community Centers Joint Venture.

      Equity in net income of minority equity investment increased $0.9 million, to $2.2 million, or 69.0%, for the three month period ended September 30, 2000, as compared to $1.3 million for the same period in 1999. Equity in net income of minority equity investment increased $0.8 million, or 18.0%, to $5.1 million for the nine month period ended September 30, 2000 from $4.3 million for the same period in 1999. The overall increase for the nine month period includes the impact of basis differentials which resulted in adjustments to depreciation and amortization and gain (loss) on sale of assets. As of September 30, 2000, the Company owned approximately 9.7 million shares of AIP which approximates 46.0% of AIP’s total outstanding common shares.

      Minority equity interest expense increased $2.3 million, to $5.2 million for the three month period ended September 30, 2000, as compared to $2.9 million for the same period in 1999. The minority equity interest expense increased $6.7 million, to $14.4 million for the nine month period ended September 30, 2000, as compared to $7.7 million for the same period in 1999. An increase of $7.8 million relates to the Company’s issuance of preferred operating partnership minority units in September 1999 and May 2000. These units may be exchanged, under certain circumstances, into preferred shares of the Company. This increase was offset by a $1.1 million decrease due to the Company acquiring the minority partners’ ownership in 11 properties and consequently retiring approximately 3.6 million operating partnership units in July 2000.

      Gain on disposition of real estate and real estate investments aggregated $19.0 million for the nine month period ended September 30, 2000. In February 2000, The Company sold several properties including shopping centers located in Stone Mountain, Georgia; Florence, Kentucky; a portion of a shopping center in Las Vegas, Nevada; a Wal-Mart store in Camden, South Carolina and recorded an aggregate net gain of approximately $2.4 million. The Company also sold 60% of its half interest in a joint venture which owns 10 operating shopping centers and recognized a gain of approximately $16.1 million. In connection with the formation of one joint venture, the Company sold one property, received cash and a 50% partnership interest and recognized a gain of approximately $0.5 million.

      The loss on disposition of real estate aggregating $1.8 million in 1999 relates to the sale of a portion of a shopping center in Pensacola, Florida. The shopping center was sold to a major retailer for approximately $4.7 million. In connection with this disposition, the Company developed a 17,000 square foot shopping center adjacent to the site sold.

Net Income

      Net income decreased $1.6 million, or 7.1%, to $21.0 million for the three month period ended September 30, 2000, as compared to net income of $22.6 million for the same period in 1999. Net income increased $12.1 million or 18.4%, to $77.7 million for the nine month period ended September 30, 2000 as compared to $65.6 million for the same period in 1999. The increase in net income of $12.1 million is primarily attributable to the increase in gain on sale of real estate and real estate investments of $20.7 million, increases in net operating revenues (total revenues less operating and maintenance, real estate taxes and general and administrative expense) aggregating $7.4 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties and the ten shopping centers acquired and developed in 2000 and 1999 and an increase of $0.6 million relating to equity in net income from joint ventures and minority equity investment. This aggregate increase was offset by increases in depreciation, interest and minority interest expense of $3.4 million, $6.5 million and $6.7 million, respectively.

Funds From Operations

      Management believes that Funds From Operations (“FFO”) provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company’s proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. The Company calculates FFO in accordance with the foregoing definition, which is substantially the same as the definition currently used by the National Association of Real Estate Investment Trusts (“NAREIT”). Certain other real estate companies may calculate FFO in a different manner. For the three month period ended September 30, 2000, FFO decreased $4.6 million, to $30.8 million as compared to $35.4 million for the same period in 1999. For the nine month period ended September 30, 2000, FFO decreased $5.9 million, to $97.4 million as compared to $103.3 million for the same period in 1999 as adjusted to comply with NAREIT’s revised definition of FFO effective January 1, 2000. The decrease in total FFO is principally attributable to the sale of real estate assets and joint venture interests in February, 2000, valued at approximately $190 million and the issuance of preferred operating partnership units in September 1999 and May 2000. Proceeds were used to repay indebtedness and repurchase common shares. Also contributing to the decrease were higher interest rates and tenant bankruptcies. The decrease is offset by increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company’s calculation of FFO is as follows (in thousands):

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999

Net income applicable to common shareholders (1)	$14,210	$15,821	$57,268	$45,200
Depreciation of real estate investments	13,411	12,456	39,692	36,513
Equity in net income of joint ventures	(3,568)	(4,182)	(12,402)	(12,609)
Equity in net income of minority equity investment	(2,227)	(1,317)	(5,136)	(4,353)
Joint Ventures’ FFO (2)	6,679	7,661	22,200	22,437
Minority equity investment FFO	3,810	3,326	11,020	9,493
Minority interest expense (OP Units)	386	1,646	3,756	4,895
(Gain) loss on disposition of real estate and real estate investments	(1,890)	—	(18,979)	1,753

	$30,811	$35,411	$97,419	$103,329

(1)	Includes straight line rental revenues of approximately $1.4 million and $1.1 million for the three month periods ended September 30, 2000 and 1999, respectively, and approximately $3.3 million and $3.2 million for the nine month periods ended September 30, 2000 and 1999, respectively.

(2)	Joint ventures’ Funds From Operations are summarized as follows:

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,
	2000	1999	2000	1999

Net income (a)	$9,344	$8,381	$30,355	$25,474
Gain on sales of real estate	—	—	—	(344)
Depreciation of real estate investments	6,726	5,748	19,468	16,949

	$16,070	$14,129	$49,823	$42,079

DDRC ownership interest (b)	$6,679	$7,661	$22,200	$22,437

(a)	Revenue for the three month periods ended September 30, 2000 and 1999 include approximately $1.3 million and $1.0 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.5 million. Revenue for the nine month periods ended September 30, 2000 and 1999 include approximately $3.3 million, and $3.1 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $1.3 million and $1.5 million, respectively.

(b)	At September 30, 2000, the Company owned joint venture interests relating to 43 operating shopping center properties, a 25% interest in the Prudential Retail Value Fund and a 50% joint venture in a real estate management company. At September 30, 1999, the Company owned joint venture interests in 27 operating shopping center properties, a 25% interest in the Prudential Retail Value Fund and a 50% joint venture in a real estate management company.

Liquidity and Capital Resources

      The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of operating partnership units and joint venture capital, will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the nine month period ended September 30, 2000 was $114.2 million as compared to $107.9 million for the same period in 1999. The increase is primarily due to shopping center acquisitions and developments completed in 2000 and 1999, new leasing, expansion and re-tenanting of the core portfolio properties.

      An increase in the 2000 quarterly dividend per common share to $0.36 from $0.35 was approved in March 2000 by the Company’s Board of Directors. The Company’s common share dividend payout ratio for the first three quarters of 2000 approximated 62.0% of actual FFO as compared to 61.8% for the same period in 1999. It is anticipated that the current dividend level will result in a conservative payout ratio. A low payout ratio will enable the Company to retain more capital which will be utilized to fund attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

      During the nine month period ended September 30, 2000, the Company and its joint ventures invested $85.9 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company’s expansion acquisition and development activity is summarized below:

Expansions:

      Through the first nine months of 2000, the Company completed three expansion projects at an aggregate cost of $4.7 million.

      In addition, the Company and its joint ventures are currently expanding/redeveloping eight of its shopping centers at an aggregate cost of $15.9 million. These expansion projects include:

•	A 50,000 square foot Best Buy redevelopment at the Spring Creek Centre in Fayetteville, Arkansas;

•	A 91,000 square foot expansion/redevelopment, which includes Office Depot, Carolina Pottery, T.J. Maxx and additional retail, at Wando Crossings in Mt. Pleasant, South Carolina;

•	A 30,000 square foot Bed, Bath & Beyond redevelopment at the Stow Community Shopping Center in Stow, Ohio;

•	A 60,000 square foot redevelopment for Bassett Direct Furniture and Room Stores at the Ahwatukee Foothills Towne Center in Phoenix, Arizona;

•	A 51,000 square foot expansion for Dick’s Clothing and Sporting Goods and Hallmark at the Merriam Towne Center in Merriam, Kansas;

•	A 30,000 square foot redevelopment for Ross Stores at the Family Center at Fort Union in Midvale, Utah;

•	An 18,000 square foot expansion for Furniture Galleries at the Broadway Marketplace in Denver, Colorado; and

•	A 16,000 square foot multi-tenant retail expansion at the West Bay Plaza in Westlake, Ohio.

      The Company is also scheduled to commence expansion/redevelopment projects at five additional shopping centers located in Wilmington, NC; Crystal River, FL; Taylorsville, UT; Schaumberg, IL; and Highland, IN.

Acquisitions:

      In April, 2000, the Company purchased a 199,000 square foot shopping center in Brentwood, Tennessee for approximately $22.6 million.

      In September, 2000, the Company announced its intention to acquire 15 west coast retail properties for approximately $355 million from Burnham Pacific Properties, Inc. (“Burnham”). Fourteen properties will be acquired by a joint venture with Prudential Real Estate Investors (PREI) and Coventry Real Estate Partners (Coventry), an affiliated entity. One property is expected to be acquired by an affiliate of DDR. DDR will earn fees for managing and leasing the properties, all of which are located in western states. In addition, the Company and Coventry were selected by Burnham to serve as its liquidation agent pursuant to Burnham’s plan of liquidation. The liquidation portfolio includes 42 properties aggregating 5.4 million square feet. DDR will also provide property management services for this portfolio and receive property management, leasing and development fees for its services at market rates. This transaction is expected to be completed later this year or early 2001, following approval from Burnham shareholders which is expected to occur in the fourth quarter.

Development (Consolidated):

      The consolidated development projects are as follows:

•	A 412,000 square foot shopping center in Meridian, Idaho (a suburb of Boise), which is scheduled for completion in 2000 and will be anchored by a Wal-Mart Supercenter (not owned by the Company), Shopko (which opened during the fourth quarter of 1999), Shepler’s, Bed, Bath & Beyond, Office Depot and Old Navy;

•	A 574,000 square foot shopping center in Everett, Massachusetts, which is scheduled for completion in 2001 and will be anchored by Target (not owned by the Company), Home Depot (not owned by the Company), Bed, Bath & Beyond, OfficeMax, Old Navy, and PetsMart;

•	Phase II of a 186,000 square foot shopping center in Oviedo, Florida, which is scheduled for completion in 2000 and includes the following tenants: Linens ’N Things, TJ Maxx, PetsMart and miscellaneous retail shops;

•	Phase II of a 284,000 square foot shopping center in Toledo, Ohio, which is scheduled for completion in 2000 and includes the following tenants: Old Navy, Shoe Carnival, The Avenue and miscellaneous retail shops;

•	A 480,000 square foot shopping center in Princeton, New Jersey adjacent to the Company’s existing center, which is scheduled for completion in 2001 and includes the following tenants: Kohl’s, Wegman’s, Michael’s, Target (not owned), Dick’s and 55,000 square feet additional retail space. This project was previously reflected as a joint venture property; and

•	The Company is in the early stages of development relating to a shopping center located in Riverdale, Utah.

Development (Joint Ventures):

      The Company has joint venture development agreements for an additional ten shopping center projects with leading regional developers. These ten projects have an aggregate projected cost of approximately $296.2 million. All of these projects have commenced development and are currently scheduled for completion in 2000 through 2002. The Company is currently financing five of these projects through the Prudential/ DDR Retail Value Fund. These projects are located in Plainville, CT; Round Rock, TX; Hagerstown, MD; Deer Park, IL; and Long Beach, CA, and the Company expects to finance an additional project located in San Antonio, TX through this Fund. The remaining four projects are located in Coon Rapids, MN; Salisbury, MD (Phase II); Fenton, MO and St. Louis, MO.

      Construction has been substantially completed at the Centre at Hagerstown, MD; Deer Park, IL; Plainville, CT; and in Round Rock, TX. In addition, the Fenton, MO and Salisbury, MD Phase II projects are substantially completed.

      The Company is also in the process of entering into joint venture arrangements relating to two additional projects. The first being a 160,000 square foot shopping center in Kildeer, IL adjacent to the Company’s joint venture development in Deer Park, IL and the second being a 280,000 square foot lifestyle center in Littleton, CO. The Kildeer project is scheduled for completion in the Fall of 2001 and Littleton is scheduled for completion in the Spring of 2002.

Dispositions:

      In the third quarter of 2000, the Company sold a 15,000 square foot shopping center in Florence, Kentucky for a purchase price of approximately $1.7 million and 12,500 square feet of a 62,000 square foot shopping center located in Las Vegas, Nevada for approximately $2.3 million. In addition, the Company sold to Wal-Mart its occupied space in the Company’s Camden, South Carolina shopping center for a purchase price of approximately $11.6 million.

      In February, 2000, the Company entered into an agreement to sell 60% of its half interest in the Community Centers Joint Venture to DRA Advisors, Inc. at a price of approximately $163 million comprised of cash of approximately $66 million and debt assumed of $97 million. In conjunction with this transaction, the Company recognized a gain of approximately $16.1 million. The Company’s ownership in the joint venture, subsequent to this transaction, is effectively 20% with funds advised by DRA Advisors, Inc. owning 80%. The Company will continue to be responsible for the day-to-day management of the shopping centers and receive fees for such services.

      In February, 2000, the Company formed a joint venture with DRA Advisors, Inc. whereby the Company contributed a wholly owned property in Phoenix, Arizona valued at approximately $26.7 million and related mortgage debt of $18.0 million and, in exchange, received a 50% equity ownership interest in the joint venture and cash proceeds of approximately $4.3 million. In conjunction with this transaction, the Company recognized a gain of approximately $0.5 million. The Company will continue to manage and operate the center and receive fees for such services.

      In February, 2000, the Company sold a shopping center in Stone Mountain, Georgia, a suburb of Atlanta, for approximately $1.8 million.

Strategic Transactions:

      On November 1, 2000, the Company, DDR Transitory Sub, Inc. (“DDR Sub”), a wholly owned subsidiary of the Company, and American Industrial Properties (“AIP”) (NYSE: IND) entered into an agreement and plan of merger. Pursuant to the merger agreement, DDR Sub will be merged with and into AIP. Each of AIP’s common shares of beneficial interest, $0.10 par value per share (other than shares owned in treasury, by DDR, DDR Sub or dissenting shareholders), will be converted into the right to receive not less than $13.74. A number of factors may slightly increase the final amount distributed to AIP shareholders, including AIP’s operations prior to closing, transaction expenses, and certain closing adjustments. Each share of DDR Sub stock will be converted into AIP common shares in connection with the merger, resulting in DDR being the sole shareholder of AIP. In connection with the merger agreement, AIP also entered into: (i) an agreement to sell 31 properties to client accounts managed by Lend Lease Real Estate Investments, Inc. for a gross purchase price, including assumed debt, of approximately $292.5 million and (ii) an agreement to sell an office building to a third party for a gross purchase price, including assumed debt, of approximately $55.0 million. The property sales listed in clauses (i) and (ii) of the immediately preceding sentence are conditions to the closing of the merger. The Company currently holds 46% of AIP’s outstanding shares. Assuming consummation of the merger and other agreements, which is expected to occur in the first quarter of 2001, the Company will (through AIP) own and control 39 of AIP’s remaining properties. The closing of these transactions are subject to customary conditions in addition to the approval of AIP’s shareholders. This transaction will provide the Company with complete control over its investment in AIP for which the Company expects to realize the full value of its investment through operations and an orderly disposition.

      On May 1, 2000, the Company elected to terminate its entity level involvement with DDR OliverMcMillan (“DDROM”). The Company and OliverMcMillan are in the process of restructuring the ownership of the urban entertainment and retail projects which DDROM was pursuing. This restructuring should be finalized during the fourth quarter of 2000. Two of the projects, located in San Diego, CA and Oceanside, CA, are under construction with completion in 2001. One of the projects, located in Reno, NV, has been completed. The remaining projects are scheduled to commence in 2000 with completion in 2001 and 2002.

Financing Activities:

      In October 2000, the Company entered into two year interest rate swap agreements aggregating $100 million, converting a portion of the variable rate debt on the Company’s unsecured line of credit facility to a fixed rate of approximately 7.6%.

      In July, 2000, the Company acquired the minority ownership interest associated with the 11 Hermes Properties acquired in July, 1998 at an aggregate cost of approximately $81.9 million. As a result, 3,630,668 operating partnership units were purchased and all restrictions and obligations were settled.

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

      In May, 2000, the Company entered into a $100 million bridge loan agreement with Bank of America. The proceeds from this facility were used to repay the $100 million, 7 5/8% Unsecured Senior Notes which matured on May 15, 2000. The bridge loan matures in November, 2000 and bears interest at LIBOR plus 1.10%. It is expected that this loan will be repaid using the Company’s existing unsecured revolving credit facility.

      In May, 2000, the Company issued $105 million, 9.0% perpetual preferred “down-REIT” operating partnership units to an institutional investor and received net proceeds of approximately $102.4 million. The units may be exchanged, under certain circumstances, for Class J, 9.0% cumulative redeemable perpetual preferred shares.

      From February 29, 2000 through September 30, 2000, the Company purchased, in open market transactions, 4,741,700 of its common shares, at prices ranging from $11.61 to $14.88, for an aggregate purchase price of approximately $62.9 million in accordance with the stock repurchase plan approved by the Company’s Board of Directors. Beginning in the fourth quarter of 1999, the Company has acquired 6,602,000 shares at an aggregate cost of $88.7 million. From the fourth quarter of 1999 through September 30, 2000, total common shares and operating partnership units repurchased/converted aggregated 10.3 million shares and units of which 8.4 million shares and units have been repurchased/converted in 2000.

      At September 30, 2000, the Company’s capitalization consisted of $1.2 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $340.4 million), $518.8 million of preferred shares and preferred operating partnership units and $719.8 million of market equity (market equity is defined as common shares and common operating partnership units outstanding multiplied by the closing price per common share on the New York Stock Exchange at September 30, 2000 of $12.875), resulting in a debt to total market capitalization ratio of 0.50 to 1.0. At September 30, 2000, the Company’s total debt consisted of $661.8 million of fixed rate debt and $564.7 million of variable rate debt.

      It is management’s intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investor Services and Standard and Poor’s. As of September 30, 2000, the Company had $750.0 million available under its shelf registration statement. In addition, as of September 30, 2000, the Company had cash of $2.5 million and $203.2 million available under its $575 million of revolving credit facilities. On September 30, 2000, the Company also had 114 operating properties with $158.6 million, or 71.8%, of the total revenue for the nine month period ended September 30, 2000 which were unencumbered, thereby providing a potential collateral base for future borrowings.

Inflation

      Substantially all of the Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company’s leases provide for fixed rate rental increases or are for terms of less than ten years, which permits the Company to seek increased rents upon re-rental at market rates. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

Economic Conditions

      Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate sectors and geographic regions with differing intensities and at different times. Adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The shopping centers are typically anchored by discount department stores (Wal-Mart, Kmart or Target), off price department stores (Kohl’s, TJ Maxx/ Marshalls), home improvement stores (Home Depot, Lowes) and supermarkets which generally offer day-to-day necessities rather than high-priced luxury items. Since these merchants typically perform better in an economic recession than those who market high priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      The Company’s primary market risk exposure is interest rate risk. At September 30, 2000 and 1999, approximately 54.0% and 73.2%, respectively, of the Company’s debt (excluding joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 8.0 years and 7.2 years, respectively, and a weighted average interest rate of approximately 7.5%. The remainder of the Company’s debt bears interest at variable rates with a weighted average maturity of approximately 1.7 and 1.5 years, respectively, and a weighted average interest rate of approximately 7.9% and 6.4%, respectively, at September 30, 2000 and 1999. As of September 30, 2000 and 1999, the Company’s joint ventures’ indebtedness aggregated $738.1 million and $702.5 million, respectively, of fixed rate debt, of which the Company’s proportionate share was $271.9 million and $354.8 million, respectively, and $242.0 million and $147.1 million, respectively, of variable rate debt, of which the Company’s proportionate share was $68.5 million and $75.2 million, respectively. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities and construction loans in order to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company’s distributable cash flow.

      At September 30, 2000 and 1999, the fair value of the Company’s fixed rate debt amounted to a liability of $631.3 million and $769.4 million (excluding joint venture debt), respectively, compared to its carrying amount of $661.8 million and $791.9 million, respectively. The fair value of the Company’s proportionate share of joint venture fixed rate debt was $262.9 million and $338.0 million, respectively, compared to its carrying amount $271.9 million and $354.8 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at September 30, 2000 and 1999 would have changed the fair value of the Company’s fixed rate debt to a liability of $659.5 million and $807.1 million, respectively, and would have changed the fair value of the Company’s proportionate share of joint ventures fixed rate debt to a liability of $273.7 million and $350.7 million, respectively. The sensitivity to changes in interest rate of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

      The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based on market fluctuations. As previously discussed, in October 2000, the Company entered into two year interest rate swap agreements aggregating $100 million, converting a portion of the variable rate debt on the Company’s unsecured line of credit facility to a fixed rate of approximately 7.6%. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      In July 1998, in conjunction with the acquisition of eight shopping centers and one office building in Utah, one shopping center and one parcel under development in Nevada, one shopping center in South Dakota and one parcel intended for development in Idaho, the Company formed a limited partnership which issued limited partnership units (the “Units”) which are redeemable to the partnership for an amount equal to the value of approximately 3,630,668 of the Company’s common shares. In July 2000, the Company purchased these Units for cash for an aggregate cost of approximately $81.9 million.

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

November 14, 2000	/s/ Scott A. Wolstein

(Date)	Scott A. Wolstein, Chairman of the Board and Chief Executive Officer

November 14, 2000	/s/ William H. Schafer

(Date)	William H. Schafer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)