Form 10-K
period 2000-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2001-04-02
CIK 894315

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                  OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 2001 was $768.1 million.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           54,958,781 common shares outstanding as of March 15, 2001
    ------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE.

     The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2001 Annual Meeting of Shareholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           REPORT
ITEM NO.                                                                    PAGE
--------                                                                   ------
                                      PART I
  1.       Business....................................................       3
  2.       Properties..................................................       9
  3.       Legal Proceedings...........................................      28
  4.       Submission of Matters to a Vote of Security Holders.........      28

                                     PART II
  5.       Market for Registrant's Common Equity and Related
             Shareholder Matters.......................................      30
  6.       Selected Financial Data.....................................      31
  7.       Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      33
  7a.      Quantitative and Qualitative Disclosures about Market
             Risk......................................................      49
  8.       Financial Statements and Supplementary Data.................      50
  9.       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................      50

                                     PART III
 10.       Directors and Executive Officers of the Registrant..........      50
 11.       Executive Compensation......................................      50
 12.       Security Ownership of Certain Beneficial Owners and
             Management................................................      50
 13.       Certain Relationships and Related Transactions..............      50

                                     PART IV
 14.       Exhibits, Financial Statements, Schedules and Reports on
             Form 8-K..................................................      51

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

     From January 1, 1998 to March 15, 2001, the Company has acquired 54 shopping center properties, including those owned through joint ventures, five of which were acquired in 2001, three of which were acquired in 2000, five of which were acquired in 1999 and 41 of which were acquired in 1998. In January, 2001, the Company sold one property.

     The Company's executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500.

  SHARE SPLIT

     Effective August 3, 1998, the Company effected a two for one share split to shareholders of record on July 27, 1998 in the form of a stock dividend. All per share amounts and the number of common shares outstanding reflect this split.

  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company is in the business of managing, operating, leasing, acquiring, developing and investing in shopping centers and business centers. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1.

  NARRATIVE DESCRIPTION OF BUSINESS

     Since 1965, the Company and Developers Diversified Group ("DDG"), its predecessor, have owned and managed approximately 355 shopping centers and business centers. The Company's portfolio as of March 15, 2001, not including those properties owned through the Company's minority equity investment, consisted of 192 shopping centers and one business center (including 54 properties which are owned through joint ventures) and approximately 107 undeveloped acres (of which approximately 6 acres are owned through joint ventures) (the "Portfolio Properties"). From January 1, 1998 to March 15, 2001, the Company has acquired 54 shopping centers, including those owned through joint ventures, containing an aggregate of 11.9 million square feet of gross leasable area ("GLA") owned by the Company for an aggregate purchase price of approximately $1.2 billion. During 1998, 1999 and 2000, the Company completed expansions at 21 of its shopping centers.

     As of March 15, 2001, the Company was expanding one shopping center and expects to commence expansions at additional shopping centers in 2001. The Company, including its joint ventures, has also substantially completed the development of 15 shopping centers since December 31, 1997, at an aggregate cost of approximately $648 million aggregating approximately 4.0 million square feet of GLA. As of March 15, 2001, the Company and its joint ventures had 14 shopping centers under development.

     The Company's shopping centers were approximately 95.7% leased as of December 31, 2000. On December 31, 2000, the average annualized base rent per square foot of Company-owned GLA of the shopping centers was $9.66.

     The Company is self-administered and self-managed and, therefore, does not engage or pay for a REIT advisor. The Company manages all of the Portfolio Properties. At December 31, 2000, the Company owned and/or managed approximately
60.1 million total square feet of GLA, which included all of the Portfolio Properties and 70 properties owned by third parties.

     In 2000, the Company and Coventry Real Estate Partners ("Coventry") were also selected by Burnham Pacific Properties, Inc. ("Burnham") to serve as its liquidation agent pursuant to Burnham's plan of liquidation. At December 31, 2000, the liquidation portfolio included 47 properties aggregating 5.8 million square feet. The Company is providing property management services for this portfolio and is receiving property management, asset management, leasing and development fees for its services at market rates. Coventry, which is 79% owned by the Company, is providing asset management services for this portfolio and is receiving asset management fees at market rates. The appointment of Coventry and the Company was effective on December 15, 2000 following approval from Burnham's shareholders.

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

          - increase per share cash flows through the strategic disposition of certain real estate assets and utilizing the proceeds to repay debt, repurchase of the Company's common shares, invest in other real estate assets and, or developments and for other corporate purposes;

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

     As part of its ongoing business, the Company engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

     In addition, the Company intends to maintain a conservative debt capitalization ratio. At December 31, 2000, the Company's debt to total market capitalization ratio, excluding the Company's proportionate share of non-recourse indebtedness of its unconsolidated joint ventures, was approximately
0.49 to 1.0; and at March 15, 2001,
this ratio was approximately 0.48 to 1.0. At December 31, 2000, the Company's capitalization consisted of $1.2 billion of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $322.8 million at December 31, 2000 as compared to $466.6 million at December 31, 1999), $518.8 million of preferred stock and preferred operating partnership units and $744.6 million of market equity. (Market equity is defined as common shares and operating partnership units outstanding multiplied by the closing price of common shares on the New York Stock Exchange at December 31, 2000 of $13.3125). At December 31, 2000, the Company's total debt consisted of $759.6 million of fixed-rate debt and $468.0 million of variable rate debt. Fluctuations in the market price of the Company's common shares may cause this ratio to vary from time to time.

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

RECENT DEVELOPMENTS

  Financings

     In January, 2001, the Company entered into a $100 million, two-year swap agreement, effectively converting a portion of the variable rate debt on the Company's unsecured credit facility to a fixed rate of approximately 6.3%.

     In 1999 and 2000, the Company's Board of Directors authorized the officers of the Company to implement and continue a common share repurchase program in response to what the Company believed was a distinct undervaluation of the Company's common shares in the public market. Under the terms authorized by the Company's Board, as amended in November 1999 and 2000, the Company may purchase in the open market, subject to certain requirements, common shares of the Company, up to a maximum value of $200 million. The Company may utilize proceeds from the sale of assets to purchase these shares. It is not the Company's intention to increase the leverage on its balance sheet to implement this stock repurchase program.

     In accordance with the stock repurchase plan approved by the Company's Board of Directors, from February 29, 2000 through December 31, 2000, the Company purchased, in open market transactions, 4,741,700 of its common shares, at prices ranging from $11.61 to $14.88, for an aggregate purchase price of approximately $62.9 million. Since the fourth quarter of 1999, the Company has acquired 6,602,000 shares at prices ranging from $11.61 to $14.88 at an aggregate cost of $88.7 million. From and including the fourth quarter of 1999 through December 31, 2000, total common shares and OP Units repurchased/converted aggregated 10.3 million shares and units of which 8.4 million shares and units have been repurchased/converted in 2000.

     In December, 2000, the Company amended its $25 million credit facility with National City Bank. The current stated rate on this facility is LIBOR plus 1.10% with a maturity of November, 2002.

     In December, 2000, the Company refinanced its newly developed Toledo, Ohio property for $23.0 million. The mortgage bears interest at LIBOR plus 1.20% and has a maturity date of December, 2002. In addition, the Company obtained a $35.5 million construction loan on its project in Everett, Massachusetts bearing interest at LIBOR plus 1.85% of which $17.1 million has been drawn at December 31, 2000. Also, the Company transferred its 50% ownership interest in a development property located in San Antonio, Texas to the Retail Value Fund and received proceeds of approximately $18.5 in conjunction with this transaction.

     In October, 2000, the Company entered into two, two-year interest rate swap agreements aggregating $100 million, effectively converting a portion of the variable rate debt on the Company's unsecured line of credit facility to a fixed rate of approximately 7.6%.

     In July, 2000, the Company acquired the minority ownership interest associated with the 11 Hermes Properties acquired in July, 1998 at an aggregate cost of approximately $81.9 million. As a result, 3,630,668 OP Units and all contingently issuable OP Units were purchased and all restrictions and obligations associated with minority owners' interest were settled.

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

     In May, 2000, the Company entered into a $100 million bridge loan agreement with interest at LIBOR plus 1.10% with Bank of America. The proceeds from this facility were used to repay the $100 million, 7 5/8% unsecured senior notes which matured on May 15, 2000. The bridge loan matured in November, 2000 and was repaid with proceeds from the Company's expanded unsecured credit facility and asset sales.

     In May, 2000, the Company issued $105 million, 9.0% perpetual preferred "down-REIT" operating partnership units to an institutional investor and received net proceeds of approximately $102.4 million. The units may be exchanged, under certain circumstances, for Class J, 9.0% cumulative redeemable perpetual preferred shares.

  Property Acquisitions, Developments and Expansions

     During 2000, the Company and its joint ventures completed the acquisition of, or investment in, three shopping centers aggregating 0.7 million square feet of Company-owned GLA for an aggregate investment of approximately $71.3 million.

     In April, 2000, the Company purchased a 199,000 square foot shopping center in Brentwood, Tennessee for approximately $22.6 million.

     In September, 2000, the Company announced its intention to acquire 15 west coast retail properties for approximately $355 million from Burnham through a joint venture with Prudential Real Estate Investors ("PREI") and Coventry Real Estate Partners ("Coventry") in which the Company would own a 20% interest. Since this original announcement, four of the fifteen properties were eliminated from the portfolio. Accordingly, the Company, through an equity affiliate and PREI will acquire 11 properties at an aggregate cost of approximately $266 million. Two of the properties were acquired in December, 2000 in which the Company's 20% ownership interest aggregated $9.7 million. Five of the properties were acquired through March 15, 2001 in which the Company's 20% interest aggregated $11.3 million. The remaining four properties are expected to close in the first half of 2001. DDR will earn fees for managing, redevelopment and leasing the properties, all of which are located in western states.

     The Company and Coventry were also selected by Burnham to serve as its liquidation agent pursuant to Burnham's plan of liquidation. The liquidation portfolio includes 47 properties aggregating 5.8 million square feet. DDR is providing property management services for this portfolio and is receiving property management, asset management, leasing and development fees for its services at market rates. This transaction was completed on December 15, 2000 following approval from Burnham shareholders.

  Dispositions

     In January, 2001, the Company sold a 190,000 square foot shopping center in Ahoskie, North Carolina for a purchase price of approximately $8.3 million and recognized a gain of approximately $1.8 million. Proceeds from this sale were used to repay amounts outstanding on the Company's Revolving Credit Facility.

     During 2000, the Company sold real estate assets or joint venture interests therein with an aggregate value of approximately $250 million.

     In December, 2000, the Company sold to Wal-Mart its occupied space in the New Bern and Washington, North Carolina shopping centers for an aggregate sales price of approximately $20.7 million. In addition, the Company sold its 50% interest in a joint venture property located in Fenton, Missouri for approximately $14.3 million. An equity affiliate of the Company, DD Development Company, sold five of the remaining twelve sites formerly occupied by Best Products for approximately $25.1 million.

     In the third quarter of 2000, the Company sold a 15,000 square foot shopping center in Florence, Kentucky for a purchase price of approximately $1.7 million and 12,500 square feet of a 62,000 square foot shopping center located in Las Vegas, Nevada for approximately $2.3 million. In addition, the Company sold to Wal-Mart its occupied space in the Company's Camden, South Carolina shopping center for a purchase price of approximately $11.6 million.

     In February, 2000, the Company entered into an agreement to sell 60% of its half interest in the Community Centers Joint Venture to DRA Advisors, Inc. at a price of approximately $163 million comprised of cash of approximately $66 million and debt assumed of $97 million. In conjunction with this transaction, the Company recognized a gain of approximately $16.1 million. Subsequent to this transaction, the Company's ownership in the joint venture is effectively 20% with funds advised by DRA Advisors, Inc. owning 80%. The Company continues to be responsible for the day-to-day management of the shopping centers and receive fees for such services.

     In February, 2000, the Company formed a joint venture with DRA Advisors, Inc. whereby the Company contributed a wholly-owned property in Phoenix, Arizona valued at approximately $26.7 million and related mortgage debt of $18.0 million and, in exchange, received a 50% equity ownership interest in the joint venture and cash proceeds of approximately $4.3 million. In conjunction with this transaction, the Company recognized a gain of approximately $0.5 million. The Company continues to manage and operate the center and receives fees for such services.

     In February, 2000, the Company sold a shopping center in Stone Mountain, Georgia, a suburb of Atlanta, for approximately $1.8 million.

     Proceeds from the above sales in 2000 were used to repay amounts outstanding on the Company's revolving credit facility, repurchase 4.7 million common shares in open market transactions and to fund the Company's investment relating to the Burnham acquisition.

  Strategic Transactions

     In November 2000, the Company and American Industrial Properties REIT (NYSE: IND) ("AIP") announced that, AIP has entered into: (i) an agreement to sell 31 properties to client accounts managed by Lend Lease Real Estate Investments, Inc. for a gross purchase price, including assumed debt, of approximately $292.2 million; (ii) an agreement to sell an office building to a third party for a gross purchase price, including assumed debt, of approximately $55.4 million and (iii) an agreement with a subsidiary of the Company (formed simultaneously with the sale to Lend Lease) to acquire all of the AIP common shares not already owned by DDR for $12.47 per share in cash. The Company's purchase is expected to be funded solely with proceeds from the property sales described above.

     The liquidation payment to common shareholders was originally announced as $13.74 per share, however, all common shareholders of AIP received a $1.27 per share dividend in January, 2001, resulting from the sale by AIP of Manhattan Towers in November, 2000 for $55.4 million. Through its subsidiary, the Company will survive as AIP's majority shareholder, controlling AIP's 39 remaining properties. The Company currently holds 46% of AIP's outstanding shares. The property sales noted in (i) and (ii) above are conditions to the closing of the transaction with the Company, which is expected to occur in the second quarter of 2001 following AIP's shareholder approval. The property sale noted in (ii) occurred in November, 2000. This transaction will provide the Company with complete control over its investment in AIP for which the Company expects to realize the full value of its investment through operations and, where appropriate, an orderly disposition.

     In December, 2000, an equity affiliate of the Company terminated its entity level investment with DDR OliverMcMillan. In settlement of advances to DDR OliverMcMillan, the Company received two operating properties, one of which is located in Reno, Nevada and the other located in Oceanside, California; a development project in Long Beach, California; residual land located in San Diego, California and notes receivable, secured by real estate transferred to OliverMcMillan. The aggregate value associated with these assets was approximately $37 million. The Oceanside, California and Reno, Nevada property and certain notes receivable, aggregating $18 million in total value, were transferred/assigned from the equity affiliate to the Company in 2000.

  Expansions 2000

     During 2000, the Company and its joint ventures completed ten expansion projects at an aggregate cost of $13.6 million. In addition, the Company is currently expanding/redeveloping one of its shopping centers located in Fayetteville, Arkansas at an aggregate cost of $1.8 million. The Company also is planning to commence expansion/redevelopment projects at seven additional shopping centers located in: Crystal River, Florida; Schaumberg, Illinois; Highland, Indiana; Wilmington, North Carolina; Lebanon, Ohio; North Charleston, South Carolina and Taylorsville, Utah.

  Development (Wholly Owned) 2000

     During 2000, the Company completed Phase II of construction at two shopping centers located in Ovideo, FL and Toledo, OH. In addition, the Company is developing projects located in Meridian, ID; Kildeer, IL; Everett, MA; Princeton, NJ and Riverdale, UT.

  Development (Joint Ventures) 2000

     The Company has joint venture development agreements for nine additional shopping center projects with leading regional developers. These nine projects have an aggregate projected cost of approximately $329 million. All of these projects have commenced development and are currently scheduled for completion through 2002. The Company currently holds interests in six of these projects through the Retail Value Fund. These projects are located in Long Beach, CA; Plainville, CT; Deer Park, IL; Hagerstown, MD; Round Rock, TX and San Antonio, TX. The remaining three projects are located in Salisbury, MD (Phase III); Coon Rapids, MN and St. Louis, MO.

     Construction has been substantially completed and the centers are open for business at the Plainville, CT; Deer Park, IL; Hagerstown, MD; Salisbury, MD and Round Rock, TX properties.

     As of December 31, 2000, $271.2 million of construction costs were funded relating to the above projects. The remaining net project costs are projected to be $57.8 million. It is anticipated that the Company's share of these remaining net costs will result in the Company being reimbursed approximately $20.1 million, net, relating to construction financing proceeds, joint venture partner contributions and sale of parcels to tenants.

     In addition, the Company is in the process of entering into a joint venture relating to a 280,000 square foot lifestyle center in Littleton, CO. This project is scheduled for completion in the Spring of 2002. The Company intends to break ground during 2001 on a shopping center development located in Long Beach, CA the interest of which is anticipated to be transferred into a new joint venture with an institutional investor. The Company's additional net equity funding requirements associated with these two projects are expected to be nominal as the remaining net costs are expected to be funded through joint venture equity contributions and construction loans.

  RETAIL ENVIRONMENT

     During 2000, certain national and regional retailers experienced financial difficulties and several have filed for protection under bankruptcy laws. No significant bankruptcies have occurred during the period January 1, 2000 through March 15, 2001 with regard to the Company's portfolio of tenants.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for further information on certain of the recent developments described above.

  COMPETITION

     As one of the nation's largest owners and developers of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Management is associated with and actively participates in many shopping center and REIT industry organizations.

     Notwithstanding these relationships, there are numerous developers and real estate companies that compete with the Company in seeking properties for acquisition and tenants who will lease space in these properties.

     Many investors believed e-commerce would seriously erode traditional retail business, particularly "big box" commodity retailers. The Company believes that these fears are unfounded with the majority of the e-commerce sales occurring in the travel and computer categories, which account for a small portion of the Company's tenant base. In addition, the Company believes that the individual consumer is primarily shopping in discount stores, the majority of the Company's tenant base, rather than through e-commerce.

  EMPLOYEES

     As of March 15, 2001, the Company employed 291 full-time individuals, including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

  QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST

     The Company presently meets the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company generally will not be subject to federal income tax to the extent it meets certain requirements of the Code.

ITEM 2.  PROPERTIES

     At December 31, 2000, the Portfolio Properties included 187 shopping centers and one business center (49 of which are owned through joint ventures). The shopping centers consist of 175 community shopping centers and 12 enclosed mini-malls. The Portfolio Properties also include approximately 107 undeveloped acres primarily located adjacent to certain of the shopping centers. The shopping centers aggregate approximately 37.6 million square feet of Company-owned GLA (approximately 50.3 million square feet of total GLA) and are located in 41 states, principally in the East and Midwest, with significant concentrations in Ohio, Florida, Missouri, Michigan, Minnesota, North Carolina and South Carolina.

     The Company's shopping centers are designed to attract local area customers and are typically anchored by one or more discount department stores and often include a supermarket, drug store, junior department store and/or other major "category-killer" discount retailers as additional anchors. Most of the shopping centers are anchored by a Wal-Mart, Kmart or Target, and the majority of centers are anchored by two or more national or regional tenants. The tenants of the shopping centers typically offer day-to-day necessities rather than high-priced luxury items. As one of the nation's largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers, many of which occupy space in the shopping centers.

     Shopping centers make up the largest portion of the Company's portfolio, comprising 34.6 million (92.3%) square feet of Company-owned GLA and enclosed mini-malls account for 3.0 million (7.7%) square feet of Company-owned GLA. On December 31, 2000, the average annualized base rent per square foot of Company-owned GLA of the shopping centers, including those owned through joint ventures, was $9.66.

     The following table sets forth, as of December 31, 2000, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the properties, including those owned through joint ventures:

                                                % OF SHOPPING CENTER    % OF COMPANY-OWNED
                                                BASE RENTAL REVENUES    SHOPPING CENTER GLA
                                                --------------------    -------------------
Wal-Mart......................................          4.2%                   7.4%
Kohl's Dept. Store............................          2.4%                   2.8%
Kmart.........................................          2.3%                   5.7%
T. J. Maxx/Marshall's.........................          2.2%                   2.3%
OfficeMax.....................................          2.1%                   1.9%
Homeplace/Waccama.............................          2.0%                   1.6%
Barnes & Noble/B. Dalton......................          1.9%                   1.1%
Bed Bath & Beyond.............................          1.7%                   1.3%
Best Buy......................................          1.6%                   1.1%
Home Depot....................................          1.4%                   1.4%
Circuit City..................................          1.4%                   1.2%
Lowes Home Centers............................          1.4%                   2.0%
Gap/Old Navy..................................          1.4%                   0.9%
Petsmart......................................          1.3%                   1.0%
Michaels......................................          1.2%                   1.0%
Toys R Us.....................................          1.2%                   1.4%
Cinemark Theatre..............................          1.1%                   0.8%

     In addition, as of December 31, 2000 unless otherwise indicated, with respect to the 187 shopping centers:

          - 49 of these properties were developed by DDG, 23 were developed by the Company and the balance were acquired by the Company;

          - 92 of these properties are anchored by a Wal-Mart, Kmart or Target store;

          - these properties range in size from 4,000 square feet to approximately 800,000 square feet of GLA (with 20 properties exceeding 400,000 square feet of GLA);

          - approximately 61.1% of the Company-owned GLA of these properties is leased to national chains, including subsidiaries, with approximately 26.0% of the Company-owned GLA leased to regional chains and approximately 8.6% of the Company-owned GLA leased to local tenants;

          - approximately 95.7% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2000 (and, with respect to the properties owned by the Company at December 31, for each of the five years beginning with 1996, between 94.8% and 96.5% of aggregate Company-owned GLA of these properties was occupied) and

          - One property is currently being expanded by the Company, and the Company is pursuing the expansion of additional properties.

TENANT LEASE EXPIRATIONS AND RENEWALS

     The following table shows tenant lease expirations for the next ten years at the Company's shopping centers, including joint ventures, assuming that none of the tenants exercise any of their renewal options:

                                                                                       PERCENTAGE OF    PERCENTAGE OF
                                                                                       TOTAL LEASED      TOTAL BASE
                                                    ANNUALIZED       AVERAGE BASE       SQ. FOOTAGE    RENTAL REVENUES
                        NO. OF     APPROXIMATE      BASE RENT      RENT PER SQ. FOOT    REPRESENTED      REPRESENTED
     EXPIRATION         LEASES    LEASE AREA IN   UNDER EXPIRING    UNDER EXPIRING      BY EXPIRING      BY EXPIRING
        YEAR           EXPIRING    SQUARE FEET        LEASES            LEASES            LEASES           LEASES
---------------------  --------   -------------   --------------   -----------------   -------------   ---------------
2001.................     589       1,816,024      $ 20,034,068         $11.03              4.7%             5.6%
2002.................     534       2,299,792        20,292,350           8.82              5.9              5.7
2003.................     512       2,229,329        22,171,107           9.95              5.8              6.2
2004.................     381       2,119,669        21,543,355          10.16              5.5              6.1
2005.................     368       2,610,836        23,850,617           9.14              6.8              6.7
2006.................     156       1,335,121        14,265,067          10.68              3.5              4.0
2007.................     112       1,415,403        15,643,840          11.05              3.7              4.4
2008.................     105       1,495,888        14,217,432           9.50              3.9              4.0
2009.................     125       2,492,053        24,305,121           9.75              6.4              6.8
2010.................     154       2,559,633        26,814,610          10.48              6.6              7.5
                        -----      ----------      ------------         ------             ----             ----
TOTAL................   3,036      20,373,748      $203,137,567         $ 9.97             52.8%            57.0%

     The rental payments under several of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any new tenants will be obtained if not renewed.

     The Company's 107 undeveloped acres consist primarily of outlots, retail pads and expansion pads which are primarily located adjacent to certain of the shopping centers. The Company is pursuing an active marketing program to lease, develop or sell its undeveloped acres.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
PROPERTY LIST DECEMBER 31, 2000

                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
      ALABAMA
  1   Birmingham, AL         Brook Highland Plaza             35242        SC         Fee        1994        1994      100.00%
      (Brook)                5291 Hwy 280 South
  2   Birmingham, AL         Eastwood Festival Center         35210        SC         Fee        1989        1995      100.00%
      (Eastwood)             7001 Crestwood Blvd
  3   Huntsville, AL         Enterprise Plaza                 35806        SC         Fee        1995        1995      100.00%
                             6140-A University Dr.
      ARIZONA
  4   Ahwatukee, AZ          Foothills Towne Ctr (II)         85044        SC         Fee(3)     1996        1997       50.00%
                             4711 East Ray Road
  5   Phoenix, AZ            Deer Valley Towne Center         85027        SC         Fee(3)     1996        1999       50.00%
      (Deer Valley)          2805 West Agua Fria Freeway
  6   Phoenix, AZ (Peoria)   Arrowhead Crossing               85382        SC         Fee(3)     1995        1996       50.00%
                             7553 West Bell Road

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------

  1     503,911   $  3,991,950     $ 7.92      100.0%    Winn Dixie Stores (2014),
                                                         Rhodes/Marks Fitzgerald (2004),
                                                         Goody's (2004), Wal-Mart Stores
                                                         (2014), Regal Cinemas, Inc.
                                                         (2014), Stein Mart (2011),
                                                         Officemax (2011), Michael's
                                                         (2009), Books-a-Million (2005),
                                                         Emperor's House (not owned)
  2     301,067   $  2,044,676     $ 8.18       83.1%    Office Depot (2004), Goody's
                                                         (2004), Burlington Coat Factory
                                                         (2003), Regal Cinemas, Inc.
                                                         (2006), Western Supermarkets
                                                         (not owned), Home Depot (not
                                                         owned), Barnhills Buffet (not
                                                         owned)
  3      41,000   $    483,800     $11.80      100.0%    Wal-Mart (not owned)

  4     647,916   $  8,727,022     $13.47      100.0%    Bassett Furniture(2010),
                                                         Homeplace (2012), Stein Mart
                                                         (2011), AMC Theatre (2021),
                                                         Barnes & Noble (2012), Babies 'R
                                                         Us (2007), Ross Stores, Inc.
                                                         (2007), Officemax (2012), Joann,
                                                         Etc. (2010), Best Buy (2014), On
                                                         the Border (not owned), Exxon
                                                         (not owned), Ruby Tuesdays (not
                                                         owned), Macaroni Grill (not
                                                         owned), Rock Bottom Brewery (not
                                                         owned)
  5     203,529   $  2,656,707     $13.59       96.1%    Ross Stores (2009), Officemax
                                                         (2013), Petsmart (2014),
                                                         Michaels (2009), Target (not
                                                         owned), AMC Theatres (not
                                                         owned), Tony Roma's (not owned),
                                                         Claim Jumper (not owned),
                                                         7-Eleven (not owned),
                                                         Jack-in-a-Box (not owned)
  6     346,430   $  3,911,517     $11.46       98.5%    Bassett Furniture(2009), Staples
                                                         (2009), Comp USA (2013), Mac
                                                         Frugal's (2010), Barnes & Noble
                                                         (2011), T.J. Maxx (2005),
                                                         Circuit City (2016), Oshman's
                                                         Supersports (2017), Linens 'N
                                                         Things (2011), Fry's (not
                                                         owned), On the Border (not
                                                         owned)


                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
      ARKANSAS
  7   Fayetteville, AR       Spring Creek Centre              72703        SC         Fee        1997        1997      100.00%
                             464 E. Joyce Boulevard
  8   N. Little Rock, AR     McCain Plaza                     72117        SC         Fee        1991        1994      100.00%
                             4124 East McCain Boulevard
  9   Russellville, AR       Valley Park Centre               72801        SC         Fee        1992        1994      100.00%
                             3093 East Main Street
      CALIFORNIA
 10   City of Industry, CA   Plaza At Puente Hills            91748        SC         Fee(3)     1987        2001       20.00%
                             17647-18271 Gale Avenue
 11   Fullerton, CA          La Mancha                        92632        SC         Fee(3)     1973        2001       20.00%
                             North Harbor Blvd.
 12   Lancaster, CA          Valley Central                   93536        SC         Fee(3)     1990        2001       20.00%
                             44400-44650 Valley Central Way
 13   Oceanside, CA          Ocean Place Cinemas              92054        SC         Fee        2000           1*     100.00%
                             401 Mission Ave
 14   San Diego, CA          Carmel Mountain Plaza            92128        SC         Fee(3)     1993        1995       20.00%
                             11610 Carmel Mountain Road
 15   San Ysidro, CA         San Diego Factory Outlet         92173        SC         Fee(3)     1988        2000       20.00%

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------

  7     260,972   $  1,933,630     $ 9.84       75.3%    Old Navy (2005), Bed, Bath &
                                                         Beyond (2009), T.J. Maxx (2005),
                                                         Goody's (2013), Wal-Mart Super
                                                         Center (not owned), Home Depot
                                                         (not owned), Ryan's (not owned)
  8     294,357   $  1,853,339     $ 6.62       95.1%    K Mart (2016), T.J. Maxx (2001),
                                                         Cinemark Theatre-Tandy (2011),
                                                         Burlington Coat Factory Whse
                                                         (2014)
  9     272,245   $  1,718,373     $ 6.37       99.1%    Wal-Mart Stores (2011), Stage
                                                         (2005), J.C. Penney (2012)

 10     518,938   $  6,328,977     $13.48       90.5%    Wal-Mart/Sam's Club(2036), Toys
                                                         'R' Us (2036), Miller's
                                                         Outpost/Hub Dist (2008), Office
                                                         Depot, Inc.(2012), Home Depot
                                                         (2036), Ikea (2007), Circuit
                                                         City(2008)
 11     103,758   $    588,384     $ 7.53       75.3%    Ralphs Grocery Store(2020)

 12     459,529   $  4,287,959     $ 9.57       97.6%    Wal-Mart (2010), Movies 12/
                                                         Cinemark(2017), Home Base
                                                         (2008), Costco (023)(2050),
                                                         Michael's (2004), Marshalls
                                                         (2001), Circuit City (2011),
                                                         Staples (2003), 99 Cents Only
                                                         (not owned), Costco (not owned),
                                                         Wal-Mart (not owned), Carl's Jr.
                                                         (not owned)
 13      67,432   $  1,089,414     $16.16      100.0%    Regal Cinemas(2014)

 14     440,140   $  6,643,042     $15.09      100.0%    K Mart (2018), Pacific Theatres
                                                         (2013), Sportsmart (2008),
                                                         Circuit City (2009), Marshalls
                                                         (2009), Michael's (2004), Ross
                                                         Dress for Less (2004), Mervyn's
                                                         (not owned), Boston Market (not
                                                         owned), Texaco (not owned),
                                                         Chevy's (not owned)
 15     155,468   $  2,607,661     $17.63       95.2%    K-mart (2006), Levi's/Dockers
                                                         (2001), Levi's (2001), Calvin
                                                         Klein (2008), Guess (2001), Nike
                                                         Storage (1997), Mikasa Inc.
                                                         (2003), Nike (2004), Mikasa
                                                         Storage (2003)


                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
      COLORADO
 16   Alamosa, CO            Alamosa Plaza                    81101        SC         Fee        1986           2*     100.00%
                             145 Craft Drive
 17   Denver, CO             Broadway Market Place            80223        SC         Fee(3)     1993        1995       20.00%
      (Broadway Market)      505 South Broadway
 18   Denver, CO             Centennial Promenade             80223        SC         Fee        1997        1997      100.00%
      (Centennial)           9555 E. County Line Road
 19   Trinidad, CO           Trinidad Plaza                   81082        SC         Fee        1986           2*     100.00%
                             Hwy 239 @ 125 Frontage Road
      CONNECTICUT
 20   Plainville, CT         Connecticut Commons              06062        SC         Fee(3)     1999           1*      12.50%
                             I-84 & Rte 9
 21   Waterbury, CT          Kmart Plaza                      06705        SC          GL        1973           2*     100.00%
                             899 Wolcott Street
      FLORIDA
 22   Bayonet Point, FL      Point Plaza                      34667        SC         Fee        1985           2*     100.00%
                             US 19 & Sr 52
 23   Brandon, FL            Kmart Shopping Center            33511        SC          GL        1972           2*     100.00%
                             1602 Brandon Bl.
 24   Cape Coral, FL         Del Prado Mall                   33904        SC         Fee        1985           2*     100.00%
                             1420 Delprado Blvd.
 25   Crystal River, FL      Crystal River Plaza              33523        SC         Fee        1986           2*     100.00%
                             420 Sun Coast Hwy
 26   Fern Park, FL          Fern Park Shopping Center        32720        SC         Fee        1970           2*     100.00%
                             6735 US #17-92 South
 27   Jacksonville, FL       Jacksonville Regional            32218        SC         Fee        1988        1995      100.00%
                             3000 Dunn Avenue
 28   Marianna, FL           The Crossroads                   32446        SC         Fee        1990           2*     100.00%
                             2814-2822 Highway 71
 29   Melbourne, FL          Melbourne Shopping Center        32935        SC         Fee        1978           2*     100.00%
                             750-850 Apollo Boulevard

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------
 16      19,875   $    172,882     $ 8.70      100.0%    Wal-Mart (not owned), City
                                                         Market (not owned)
 17     387,536   $  3,853,527     $10.02       99.3%    Albertson's (2019), Officemax
                                                         (2010), K Mart (2019), Pep Boys
                                                         (2014), Wal-Mart/Sam's (2018)
 18     418,608   $  5,883,499     $14.05      100.0%    Golfsmith Golf Center (2007),
                                                         Soundtrack (2017), Ross Dress
                                                         for Less (2008), Officemax
                                                         (2013), Michael's (2007),
                                                         Homeplace (2017), Toys R Us
                                                         (2011), Borders (2017), American
                                                         Furniture Superstore (not
                                                         owned), R.E.I. (not owned), J.
                                                         Alexanders (not owned), Rock
                                                         Bottom Brewery (not owned)
 19      63,836   $    107,325     $ 4.71       35.7%    Big 'R' (not owned)
 20     321,682   $  3,335,808     $10.37      100.0%    Lowe's of Plainville (2019), K
                                                         Mart Corporation (2019), A.C.
                                                         Moore (2014), Old Navy (2010),
                                                         Levitz Furniture (2015), Loew's
                                                         Theatre (not owned), Applebee's
                                                         (not owned), McDonald's (not
                                                         owned), Friendly's (not owned)
 21     124,310   $    417,500     $ 3.36      100.0%    K Mart (2003), Jo-ann Stores
                                                         (2010)
 22     203,760   $  1,084,280     $ 5.72       93.1%    Publix Super Markets (2005),
                                                         Beall's (2002), T.J. Maxx
                                                         (2010)*
 23     161,900   $    534,865     $ 3.30      100.0%    K Mart (2002), Scotty's (not
                                                         owned), Checkers (not owned)
 24      74,202   $    561,300     $ 7.56      100.0%    Office Max (2012), T.J. Maxx
                                                         (2007)
 25     147,005   $    487,743     $ 3.55       93.6%    Beall's (2001), Beall's(2006),
                                                         Scotty's (2008)
 26      16,000   $     96,712     $ 7.56       80.0%
 27     219,073   $  1,363,855     $ 6.69       93.1%    J.C. Penney (2002), Winn Dixie
                                                         Stores (2009)
 28      63,894   $    429,173     $ 7.30       92.1%    Beall's (2005), Wal-Mart (not
                                                         owned)
 29     121,913   $     89,787     $ 4.20       17.6%


                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
 30   Naples, FL             Carillon Place                   33942        SC         Fee(3)     1994        1995       20.00%
                             5010 Airport Road North
 31   Ocala, FL              Kmart Plaza                      32671        SC         Fee        1974           2*     100.00%
                             3711 Silver Springs NE
 32   Orlando, FL            Westside Crossing                32808        SC         Fee        1989           2*     100.00%
      (Westside)             5028-5290 West Colonial Drive
 33   Ormond Beach, FL       Ormond Towne Square              32174        SC         Fee        1993        1994      100.00%
                             1458 West Granada Blvd
 34   Oviedo, FL (Dev)       Oviedo Park Crossing             32765        SC         Fee        1999           1*     100.00%
                             Rte 417 & Red Bug Lake Road
 35   Palm Harbor, FL        The Shoppes of Boot Ranch        34685        SC         Fee        1990        1995      100.00%
                             300 East Lakeroad
 36   Pensacola, FL          Palafox Square                   32534        SC         Fee        1998           1*      20.00%
                             8934 Pensacola Blvd
 37   Spring Hill, FL        Mariner Square                   34613        SC         Fee        1988           2*     100.00%
                             13050 Cortez Blvd
 38   Tampa, FL (Dale)       North Pointe Plaza               33618        SC         Fee        1990           2*     100.00%
                             15001-15233 North Dale Mabry
 39   Tampa, FL (Waters)     Town N' Country                  33634        SC         Fee        1990           2*     100.00%
                             7021-7091 West Waters Avenue
 40   Tarpon Springs, FL     Tarpon Square                    34689        SC         Fee        1974           2*     100.00%
                             41232 U.S. 19, North
 41   West Pasco, FL         Pasco Square                     34653        SC         Fee        1986           2*     100.00%
                             7201 County Road 54
      GEORGIA
 42   Atlanta, GA (Duluth)   Pleasant Hill Plaza              30136        SC         Fee        1990        1994      100.00%
                             1630 Pleasant Hill Road

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------
 30     267,838   $  3,011,098     $11.24      100.0%    Winn Dixie (2014), Service
                                                         Merchandise (2015), Officemax
                                                         (2010), T.J. Maxx (2009), Ross
                                                         Dress for Less (2005), Circuit
                                                         City (2015), Fifth Third Trust
                                                         (not owned), First Union
                                                         National (not owned), Applebee's
                                                         (not owned), First Regal (not
                                                         owned)
 31      19,280   $     53,700     $ 3.93       71.0%    Kmart (not owned)

 32     177,037   $  1,310,519     $ 7.47       99.1%    Publix Super Markets (2009),
                                                         Heilig-Meyers (2007), Wal-Mart
                                                         (not owned)
 33     234,045   $  1,883,654     $ 8.12       99.1%    K Mart (2018), Beall's (2004),
                                                         Publix Super Markets (2013)
 34     160,879   $  1,442,347     $ 8.97      100.0%    Officemax (2014), Ross Dress for
                                                         Less(2010), Michael's (2009),
                                                         T.J. Maxx (2010), Linens 'N
                                                         Things (2011)
 35      52,395   $    804,752     $15.36      100.0%    Target (not owned), Albertson's
                                                         (not owned)
 36      17,150   $    209,880     $12.24      100.0%    Wal-Mart Super Center (not
                                                         owned)
 37     196,073   $  1,321,589     $ 7.18       93.9%    Beall's (2006), Publix Super
                                                         Markets (2008), Wal-Mart (not
                                                         owned)
 38     104,473   $  1,194,669     $11.44      100.0%    Publix Super Markets (2010),
                                                         Wal-Mart (not owned)
 39     134,366   $    997,783     $ 8.09       91.8%    Beall's (2005), Kash 'N Karry-2
                                                         Store (2010), Lin's Ho Ho
                                                         (2001), Wal-Mart (not owned)
 40     198,797   $  1,224,920     $ 6.16      100.0%    K Mart (2009), Big Lots (2002),
                                                         Staples Superstore (2013)
 41     135,421   $  1,008,830     $ 7.66       97.3%    Sign World (2005), Beall's
                                                         (2001), Publix Super Markets
                                                         (2006), Beall's (not owned)

 42      99,025   $  1,175,814     $13.83       85.9%    Office Depot (2005), Coast
                                                         Dental (2004), Salon Etc.(2002),
                                                         Wal-Mart(not owned)


                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
 43   Atlanta, GA            Perimeter Pointe                 30136        SC         Fee(3)     1995        1995       20.00%
      (Perimeter)            1155 Mt. Vernon Highway
 44   Marietta, GA           Town Center Prado                30066        SC         Fee(3)     1995        1995       20.00%
                             2609 Bells Ferry Road
      IDAHO
 45   Idaho Falls, ID        Country Club Mall                83401        SC         Fee        1976        1998      100.00%
      (DDRC)                 1515 Northgate Mile
 46   Meridian, ID (2,3,4)   Family Center at Meridian        83642        SC         Fee        1999           1*     100.00%
                             Eagle and Fairview Road
      ILLINOIS
 47   Deer Park, IL          Deer Park, IL                    60074        SC         Fee(3)     2000           1*      12.38%
                             20503 N. Rand Rd.
 48   Harrisburg, IL         Arrowhead Point                  62946        SC         Fee        1991        1994      100.00%
                             701 North Commercial
 49   Mount Vernon, IL       Times Square Mall                62864        MM         Fee        1974           2*     100.00%
                             42nd and Broadway
 50   Schaumburg, IL         Woodfield Village Green          60173        SC         Fee(3)     1993        1995       20.00%
                             1430 East Golf Road
      INDIANA
 51   Bedford, IN            Town Fair Center                 47421        SC         Fee        1993           2*     100.00%
                             1320 James Avenue
 52   Connersville, IN       Whitewater Trade Center          47331        SC         Fee        1991           2*     100.00%
                             2100 Park Road

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------
 43     343,115   $  4,098,124     $14.36       83.2%    Stein Mart (2010), Babies R Us,
                                                         (2007), Homeplace Superstores
                                                         (2011), Office Depot (2012)*,
                                                         St. Joseph's Hospital/Atlanta
                                                         (2006), Royal Oaks/Eng. Pubs
                                                         (2002), United Artists Theatre
                                                         (2015), Max & Erma's (not
                                                         owned), Chick-fil-a (not owned)
 44     318,038   $  3,780,780     $11.89      100.0%    Stein Mart (2007), Homeplace
                                                         Superstores (2011), Publix
                                                         (2015), Crunch Fitness
                                                         International (2011)

 45     148,593   $    813,500     $ 5.60       97.7%    Office Max (2011), Gottschalks
                                                         Dept. Stores(2001), Fred Meyer
                                                         (not owned)
 46     269,364   $  2,340,793     $ 8.69      100.0%    Bed Bath & Beyond (2011), Old
                                                         Navy (2005), Shopko Stores, Inc.
                                                         (2020), Office Depot (2010),
                                                         Sportsman's Warehouse (2015),
                                                         Arby's (not owned), Carl's Jr.
                                                         (not owned), IHOP (not owned),
                                                         Syringia Bank (not owned),
                                                         Applebee's (not owned)

 47     210,106   $  5,462,958     $26.00      100.0%    The Gap (2010)

 48     168,424   $    931,373     $ 5.64       98.0%    Wal-Mart Stores (2011),
                                                         Mad-pricer Store/Roundy's(2011)
 49     268,263   $    936,908     $ 3.77       92.7%    Sears (2013), Country Fair
                                                         Market Fresh (2004), J.C. Penney
                                                         (2002)
 50     501,092   $  7,239,940     $14.59       99.0%    Expo Design Center (2019),
                                                         Circuit City (2009), Off
                                                         5th(2006), Service Merchandise
                                                         (2014), Officemax (2010),
                                                         Container Store (2011), Sports
                                                         Authority Store (2013),
                                                         Marshalls (2009), Nordstrom Rack
                                                         (2009), Borders Books (2009),
                                                         Costco (not owned), Prairie Rock
                                                         (not owned), California Pizza
                                                         Kitchen (not owned)

 51     223,431   $  1,329,787     $ 5.95      100.0%    K Mart (2008), Goody's (2003),
                                                         J.C. Penney (2008), Buehler's
                                                         Buy Low (2010)
 52     141,791   $    818,455     $ 5.82       99.2%    Cox New Market (2011), Wal-Mart
                                                         Stores (2011)


                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
 53   Highland, IN           Highland Grove Shopping Center   46322        SC         Fee        1995        1996      100.00%
                             Highway 41 & Main Street
      IOWA
 54   Cedar Rapids, IA       Northland Square                 52404        SC         Fee        1984        1998      100.00%
                             303-367 Collins Road, NE
 55   Ottumwa, IA            Quincy Place Mall                52501        MM         Fee        1990           2*     100.00%
                             1110 Quincy Avenue
      KANSAS
 56   Cherokee North         RVM Cherokee LLC                 66212        SC         Fee(3)     1987        1998       23.75%
      Shopping Cen.          8800-8934 W 95th Street
 57   Devonshire Village     RVM Devonshire LLC               66062        SC         Fee(3)     1987        1998       23.75%
      Shopping               127th Street & Murlen Road
 58   Leawood, KS            Town Center Plaza                66209        SC         Fee(3)     1990        1998       50.00%
                             5100 W 119th Street
 59   Merriam, KS            Merriam Town Center              66202        SC         Fee(3)     1998           1*      50.00%
                             5700 Antioch Road
 60   Ten Quivira Parcel     RVM Tq Pad LLC                   66216        SC         Fee(3)     1972        1998       23.75%
                             63rd St. & Quivira Road
 61   Ten Quivira Shopping   RVM Ten Quivira LLC              66216        SC         Fee(3)     1992        1998       23.75%
      Center                 63rd Street & Quivira Road
      KENTUCKY
 62   Hazard, KY             Grand Vue Plaza                  41701        SC         Fee        1978           2*     100.00%
                             Kentucky Highway 80
      MAINE
 63   Brunswick, ME          Cook's Corners                   42071        SC          GL        1965        1997      100.00%
                             172 Bath Road

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------
 53     295,516   $  2,769,267     $10.13       92.5%    Marshall's (2011), Kohl's
                                                         (2016), Circuit City (2016),
                                                         Office Max (2012), Target (not
                                                         owned), Jewel (not owned),
                                                         Borders (not owned)

 54     187,068   $  1,746,537     $ 9.34      100.0%    TJ Maxx (2004), Office Max
                                                         (2010), Barnes & Noble (2010),
                                                         Kohl's (2021), Applebee's (not
                                                         owned), Perkins (not owned),
                                                         Olive Garden (not owned)
 55     194,703   $  1,443,244     $ 7.63       97.2%    Herberger's (2005), J.C. Penney
                                                         (2005), Officemax (2015),
                                                         Wal-Mart (not owned), Target
                                                         (not owned), Aldi Foods (not
                                                         owned)

 56      52,096   $    411,071     $ 8.58       92.0%    Aldi, Inc(2003)

 57      48,900   $    350,627     $ 7.87       91.1%

 58     388,962   $  7,429,987     $19.94       95.8%    Barnes & Noble (2011), Jacobson
                                                         (2021), Houlihan's (not owned)
 59     344,039   $  3,803,039     $11.10       99.6%    Officemax (2013), Petsmart
                                                         (2019), Hen House (2018),
                                                         Marshalls (2008), Dick's
                                                         Sporting Goods (2016),
                                                         Cinemark/Tinseltown (2018), Home
                                                         Depot (not owned), Chili's (not
                                                         owned), Bob Evans (not owned)
 60      12,000   $    183,790     $15.32      100.0%

 61     151,626   $    843,325     $ 6.20       88.2%    Price Chopper Foods(2000)

 62     111,492   $    445,274     $ 4.17       95.9%    K Mart (2003)*, Great A & P Tea
                                                         (2003)

 63     314,620   $  2,258,836     $ 7.54       95.2%    Hoyts Cinemas Brunswik (2010),
                                                         Bookland (2004), Dunlap
                                                         Co/Porteous Mitchell Br(2001), T
                                                         J Maxx (2004), Sears (2002), KFC
                                                         (not owned), Friendly's (not
                                                         owned)


                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
      MARYLAND
 64   Hagerstown, MD         The Centre At Hagerstown         21740        SC         Fee(3)     2000           1*      12.50%
                             I-81 and Route 40
 65   Salisbury, MD          The Home Depot Centre            21801        SC         Fee        1999           1*     100.00%
                             E. North Point Drive
      MASSACHUSETTS
 66   Framingham, MA         Shopper's World                  01701        SC         Fee(3)     1994        1995       20.00%
                             1 Worcester Road
      MICHIGAN
 67   Bad Axe, MI            Huron Crest Plaza                48413        SC         Fee        1991           2*     100.00%
                             850 North Van Dyke Road
 68   Cheboygan, MI          Kmart Shopping Plaza             49721        SC         Fee        1988           2*     100.00%
                             1109 East State
 69   Detroit, MI            Belair Center                    48234        SC          GL        1989        1998      100.00%
                             8400 E. Eight Mile Road
 70   Gaylord, MI            Pine Ridge Square                49735        SC         Fee        1991           2*     100.00%
                             1401 West Main Street
 71   Houghton, MI           Copper Country Mall              49931        MM         Fee        1981           2*     100.00%
                             Highway M26
 72   Howell, MI             Grand River Plaza                48843        SC         Fee        1991           2*     100.00%
                             3599 East Grand River
 73   Mt. Pleasant, MI       Indian Hills Plaza               48858        SC         Fee        1990           2*     100.00%
                             4208 E Blue Grass Road

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------

 64     285,655   $  2,919,887     $10.38       98.5%    Borders Books & Music (2020),
                                                         Marshalls (2010), A.C.
                                                         Moore(2015), Office Max (2015),
                                                         Bed Bath and Beyond(2011),
                                                         Circuit City (2021), Dicks
                                                         Sporting Goods (2015), Wal-Mart
                                                         (not owned), Home Depot (not
                                                         owned), McDonald's (not owned),
                                                         KFC (not owned), Pizzeria Uno
                                                         (not owned), Wendy's (not
                                                         owned), Arby's (not owned), IHOP
                                                         (not owned), TGI Friday's (not
                                                         owned)
 65     119,215   $  1,465,202     $12.29      100.0%    Officemax (2013), Michael's
                                                         (2009), Target (not owned), Home
                                                         Depot (not owned), Friendly's
                                                         (not owned)

 66     768,555   $ 12,692,490     $16.51      100.0%    General Cinema (2014), Kids R Us
                                                         (2020), Toys R Us (2020), Jordon
                                                         Marsh/Federated(2020), TJ Maxx
                                                         (2010), Sears Homelife (2004),
                                                         A.C. Moore (2007), Marshalls
                                                         (2011), Bobs (2011), Linens 'N
                                                         Things (2011), Sports Authority
                                                         (2015), Officemax (2011), Best
                                                         Buy (2014), Barnes & Noble
                                                         (2011), Bradlee's (2005), DSW
                                                         Shoe Warehouse (2007), Olive
                                                         Garden (not owned), Metrowest
                                                         Bank-ATM (not owned)

 67      63,415   $    542,418     $ 8.55      100.0%    Great A & P Tea (2012), Wal-Mart
                                                         (not owned)
 68      97,594   $    407,568     $ 4.29       97.4%    Carter's Food Center(2004), K
                                                         Mart (2005)
 69     343,502   $  2,045,022     $ 8.51       70.0%    Builders Square(2014), Kids 'R'
                                                         Us, Inc. (2013), Toys 'R' Us,
                                                         Inc.(2021), Target (not owned),
                                                         McDonald's (not owned)
 70     190,482   $  1,141,782     $ 5.99      100.0%    Wal-Mart Stores (2010), Buy
                                                         Low/Roundy's (2011)
 71     257,866   $  1,211,682     $ 4.88       96.2%    K Mart (2005), J.C. Penney
                                                         (2005), Officemax (2014)
 72     215,147   $  1,175,796     $ 5.47      100.0%    Wal-Mart Stores (2011), Kroger
                                                         (2012)
 73     248,963   $  1,378,596     $ 5.97       92.8%    Wal-Mart Stores (2009), Big Lots
                                                         (2003), Kroger (2011)


                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
 74   Sault St. Marie, MI    Cascade Crossings                49783        SC         Fee        1993        1994      100.00%
                             4516 I-75 Business Spur
 75   Walker, MI             Green Ridge Square               49504        SC         Fee        1989        1995      100.00%
                             3390-B Alpine Ave NW
      MINNESOTA
 76   Bemidji, MN            Paul Bunyan Mall                 56601        MM         Fee        1977           2*     100.00%
                             1201 Paul Bunyan Drive
 77   Brainerd, MN           Westgate Mall                    56401        MM         Fee        1985           2*     100.00%
                             1200 Highway 210 West
 78   Coon Rapids, MN        Riverdale Village                55433        SC         Fee(3)     1999           1*      25.00%
                             12921 Riverdale Drive
 79   Eagan, MN              Eagan Promenade                  55122        SC         Fee(3)     1997        1997       50.00%
                             1299 Promenade Place
 80   Hutchinson, MN         Hutchinson Mall                  55350        MM         Fee        1981           2*     100.00%
                             1060 SR 15
 81   Minneapolis, MN        Maple Grove Crossing             55369        SC         Fee(3)     1995        1996       50.00%
      (Maple Grove)          Weaver Lake Road & I-94
 82   St. Paul, MN           Midway Marketplace               55104        SC         Fee        1995        1997      100.00%
                             1450 University Avenue West
 83   Worthington, MN        Northland Mall                   56187        MM         Fee        1977           2*     100.00%
                             1635 Oxford Street
      MISSISSIPPI
 84   Starkville, MS         Starkville Crossing              39759        SC         Fee        1990        1994      100.00%
                             882 Highway 12 West
 85   Tupelo, MS             Big Oaks Crossing                38801        SC         Fee        1992        1994      100.00%
                             3850 N Gloster St.
      MISSOURI
 86   Brywood Centre         RVM Brywood LLC                  64133        SC         Fee(3)     1972        1998       23.75%
                             8600 E. 63rd Street
 87   Fenton, MO             Fenton Plaza                     63206        SC         Fee        1970           2*     100.00%
                             Gravois & Highway 141

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------
 74     270,761   $  1,783,726     $ 6.59      100.0%    Wal-Mart Stores (2012), J.C.
                                                         Penney (2008), Office Max
                                                         (2013), Glen's Market(2013)
 75     133,981   $  1,464,441     $10.93      100.0%    T.J. Maxx (2005), Office Depot
                                                         (2005), Target (not owned),
                                                         Media Play (not owned), Toys R
                                                         Us (not owned), Circuit City
                                                         (not owned)
 76     297,586   $  1,353,609     $ 4.97       91.5%    K Mart (2002), Herberger's
                                                         (2005), J.C. Penney (2003)
 77     260,199   $  1,827,645     $ 7.33       95.8%    K Mart (2004), Herberger's
                                                         (2013), Movies 10/Westgate Mall
                                                         (2011)
 78     167,096   $    735,964     $ 4.40      100.0%    Linens 'N Things(2016),
                                                         Kohl's(2020), Jo-ann Stores
                                                         (2010), Costco (not owned),
                                                         Sears (not owned)
 79     278,510   $  3,266,005     $11.69       99.0%    Byerly's(2016), Homeplace
                                                         (2017), Barnes & Noble (2012),
                                                         Officemax (2013), T J Maxx
                                                         (2007), Blockbuster Video (not
                                                         owned), TCF Bank (not owned),
                                                         Houlihan's (not owned), American
                                                         Restaurant (not owned), Don
                                                         Pablo's (not owned), Ethan Allen
                                                         (not owned)
 80     121,001   $    776,439     $ 7.02       91.4%    J.C. Penney (2006), Kmart (not
                                                         owned)
 81     250,436   $  2,481,957     $ 9.91      100.0%    Kohl's (2016), Barnes & Noble
                                                         (2011), Gander Mountain(2011),
                                                         Homeplace (2016), Cub Foods (not
                                                         owned)
 82     324,354   $  2,602,560     $ 8.02      100.0%    K Mart (2022), Cub Foods(2015),
                                                         Petsmart (2011), Mervyn's
                                                         (2016), Herberger's (not owned)
 83     185,658   $    956,218     $ 5.54       93.0%    J.C. Penney (2007), K Mart
                                                         (2001), Hy Vee Food Stores
                                                         (2011)
 84     234,652   $  1,254,705     $ 5.47       97.8%    Wal-Mart Stores (2015), J.C.
                                                         Penney (2010), Kroger (2012)
 85     348,236   $  1,913,041     $ 5.53       99.4%    Sam's Wholesale Club (2012),
                                                         Goody's (2002), Wal-Mart Stores
                                                         (2012)
 86     208,234   $    966,890     $ 5.11       90.9%    Big Lots (2004)
 87      93,548   $    766,275     $ 9.57       85.6%    Advance Auto Parts (not owned)


                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
 88   Independence, MO       Independence Commons             64057        SC         Fee(3)     1995        1995       20.00%
                             900 East 39th Street
 89   Shops of Willow Creek  RVM Willow Creek LLC             64114        SC         Fee(3)     1973        1998       23.75%
                             101st Terrace & Wornall Road
 90   Springfield, MO        Morris Corners                   65804        SC          GL        1989        1998      100.00%
      Morris Corner          1425 East Battlefield
 91   St. Louis              Plaza At Sunset Hill             63128        SC         Fee        1997        1998      100.00%
      (Sunset), MO           10980 Sunset Plaza
 92   St. Louis, MO          Clocktower Place                 63033        SC         Fee(3)     1998        1998       50.00%
      (Clocktower)           11298 W. Florissant Ave
 93   St. Louis, MO          Keller Plaza                     63129        SC         Fee        1987        1998      100.00%
      Keller Plaza           4500 Lemay Ferry Road
 94   St. Louis,MO           American Plaza                   63139        SC         Fee        1998        1998      100.00%
      American Plaza         3144 South Kingshighway
 95   St. Louis,MO           Promenade At Brentwood           63144        SC         Fee        1998        1998      100.00%
      Brentwood Promenade    1 Brentwood Promenade Court
 96   St. Louis,MO           Gravois Village                  63049        SC         Fee        1983        1998      100.00%
      Gravois Village        4523 Gravois Village Plaza
 97   St. Louis,MO           Home Quarters                    63123        SC         Fee        1992        1998      100.00%
      Home Quarters          6303 S. Linbergh Blvd.
 98   St. Louis, MO          Olympic Oaks Village             63121        SC         Fee        1985        1998      100.00%
      Olympic Oaks Vil.      12109 Manchester Road
      NEVADA
 99   Las Vegas, NV          Family Center @ Las Vegas        89102        SC         Fee        1973        1998      100.00%
      (Decatur)              14833 West Charleston Blvd.
      NEW HAMPSHIRE
100   Salem, NH (Dev)        Salem, NH Shopping Center        03079        SC         Fee(3)     1999           1*      11.88%
                             14 Kelly Road

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------
 88     382,830   $  4,150,320     $10.88       99.7%    Kohl's Department (2016), Bed,
                                                         Bath & Beyond (2012), Marshalls
                                                         (2012), Rhodes Furniture,
                                                         Inc.(2016), Barnes & Noble
                                                         (2011), AMC Theatre(2015),
                                                         Chili's (not owned), Smokehouse
                                                         (not owned), Fazoli's (not
                                                         owned)
 89      15,205   $    247,988     $16.31      100.0%

 90      56,033   $    289,062     $ 5.16      100.0%    Toys R Us (2013)

 91     422,961   $  4,618,935     $10.97       99.6%    Homeplace (2011), Marshalls of
                                                         Sunset Hills (2012), Home Depot
                                                         (2023), Petsmart (2011), Borders
                                                         (2011), Toys R Us (2013), Comp
                                                         USA Computer Super (2013), Ruby
                                                         Tuesdays (not owned), Lion's
                                                         Choice (not owned), Dobb's Tire
                                                         (not owned), Union Planter's
                                                         Bank (not owned), Burger King
                                                         (not owned), Longhorn Steakhouse
                                                         (not owned)
 92     211,045   $  2,033,443     $ 9.75       98.9%    TJ Maxx (2002), Office Depot
                                                         (2008), Dierberg's Marketplace,
                                                         Inc.(2007), Jack-in-a-Box (not
                                                         owned), Pasta House (not owned),
                                                         Commerce Bank ATM (not owned)
 93      52,842   $    160,046     $ 7.01       43.2%    Sam's (not owned), Jack-in-a-Box
                                                         (not owned), Jiffy Lube (not
                                                         owned)
 94           0   $     46,000     $ 0.00        0.0%    National Tire (not owned), Sonic
                                                         (not owned)
 95     299,584   $  3,914,797     $13.07      100.0%    Target (2023), Bed Bath & Beyond
                                                         (2004), Petsmart (2014), Sports
                                                         Authority (2013)
 96     110,992   $    617,857     $ 5.67       98.1%    K Mart (2008)

 97     118,611   $          0     $ 0.00        0.0%

 98      92,372   $  1,194,585     $13.44       96.2%    TJ Maxx (2006)

 99      49,555   $    526,432     $10.62      100.0%    Albertson's (not owned)

100     170,270   $  2,741,370     $16.10      100.0%    Comp USA (2014), Linens 'N
                                                         Things (2015), MVP Sports
                                                         (2019), Michael's (2009), Best
                                                         Buy (2020)


                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
      NEW JERSEY
101   Eatontown, NJ          90 Highway 36                    07724        SC         Fee(3)     1981        1999       71.25%
102   Lawrenceville, NJ      4152 Quakerbridge Road           08648        SC         Fee(3)     1981        1999       71.25%
103   Princeton, NJ          Nassau Park Shopping Center      42071        SC         Fee        1995        1997      100.00%
                             Route 1 & Quaker Bridge Road
104   Princeton, NJ          Nassau Park Pavilion             42071        SC         Fee        1999           1*      56.55%
      (Pavilion)             Route 1 and Quaker Bridge Road
      NEW MEXICO
105   Los Alamos, NM         Mari Mac Village                 87533        SC         Fee        1978           2*     100.00%
                             800 Trinity Drive
      NORTH CAROLINA
106   Ahoskie, NC            Ahoskie Commons                  27910        SC         Fee        1992        1994      100.00%
                             1400 East Memorial Drive
107   Durham, NC             Oxford Commons                   27702        SC         Fee        1990           2*     100.00%
                             3500 Oxford Road
108   Durham, NC             New Hope Commons                 27707        SC         Fee(3)     1995        1995       20.00%
      (New Hope Commons)     5428-B New Hope Commons
109   Jacksonville, NC       Western Plaza                    28540        SC         Fee        1989           2*     100.00%
                             US Hwy 17 & Western Avenue
110   New Bern, NC           Rivertowne Square                28561        SC         Fee        1989           2*     100.00%
                             3003 Claredon Blvd
111   Washington, NC         Pamlico Plaza                    27889        SC         Fee        1990           2*     100.00%
                             536 Pamlico Plaza
112   Waynesville, NC        Lakeside Plaza                   28721        SC         Fee        1990           2*     100.00%
                             201 Paragon Parkway
113   Wilmington, NC         University Centre                28403        SC         Fee        1989           2*     100.00%
                             S. College Rd & New Centre Dr.
      NORTH DAKOTA
114   Dickinson, ND          Prairie Hills Mall               58601        MM         Fee        1978           2*     100.00%
                             1681 Third Avenue
115   Grand Forks, ND        2500 S Columbia Road             58201        SC         Fee(3)     1978        1999       71.25%

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------

101      68,196   $  1,332,111     $19.53      100.0%    Bed Bath & Beyond (2015),
                                                         Circuit City Super (2020)
102      45,000   $    425,000     $ 9.44      100.0%
103     202,121   $  3,365,262     $17.79       93.6%    Borders (2011), Best Buy (2012),
                                                         Linens 'N Things (2011),
                                                         Petsmart (2011), Wal-Mart (not
                                                         owned), Sam's (not owned), Home
                                                         Depot (not owned), Target (not
                                                         owned)
104     167,847   $  2,386,223     $14.22      100.0%    Dick's Clothing (2015),
                                                         Michael's (2009), Kohl's
                                                         Department Store (2009),
                                                         Wegman's Market (not owned)

105      97,970   $    526,327     $ 6.03       89.1%    Furr's Supermarkets (2002),
                                                         Furr's Pharmacy (2003)

106     193,457   $    941,262     $ 4.94       98.6%

107     205,827   $  1,298,282     $ 6.64       95.1%    Food Lion (2010), Lowe's Home
                                                         Centers, (2011), Wal-Mart (not
                                                         owned)
108     408,292   $  4,598,552     $11.40       98.8%    Wal-Mart (2015), Marshalls Store
                                                         (2011), Linens 'N Things (2011),
                                                         Best Buy (2011), Officemax
                                                         (2010), Barnes Noble Store
                                                         (2011), Dick's (not owned)
109      62,996   $    578,524     $ 9.18      100.0%    Officemax (2014), Wal-Mart (not
                                                         owned)
110      68,130   $    560,815     $ 8.23      100.0%    Goody's (2007), Wal-Mart (not
                                                         owned)
111      93,527   $    469,610     $ 5.18       97.0%    Wal-Mart Stores (2009), Wal-Mart
                                                         (not owned)
112     181,894   $  1,125,362     $ 6.19      100.0%    Wal-Mart Stores (2011), Food
                                                         Lion (2011)
113     442,110   $  3,054,050     $ 7.14       96.7%    Barnes & Noble (2007), Wal-Mart
                                                         Stores (2009), Lowe's Home
                                                         Center (2014), Goody's (2005),
                                                         Hamrick's (2002), Sam's (not
                                                         owned)

114     267,506   $  1,133,774     $ 4.40       96.4%    K Mart (2003), Herberger's
                                                         (2005), J.C. Penney (2003)
115      31,812   $    159,060     $ 5.00      100.0%    Office Depot (2010)


                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
      OHIO
116   Ashland, OH            Kmart Plaza                      44805        SC         Fee        1977           2*     100.00%
                             US Route 42
117   Aurora, OH             Barrington Town Square           44202        SC         Fee        1996           1*     100.00%
                             70-130 Barrington Town Square
118   Bellefontaine, OH      South Main Street Plaza          43311        SC         Fee        1995        1998      100.00%
                             2250 South Main Street
119   Boardman, OH           Southland Crossing               44514        SC         Fee        1997           1*     100.00%
                             I-680 & Us Route 224
120   Canton, OH             Belden Parke Crossings           44193        SC         Fee(3)     1995           1*      50.00%
                             Dressler Rd.
121   Canton, OH (Phase II)  Belden Park Crossings (II)       44720        SC         Fee        1997           1*     100.00%
                             Dressler Road
122   Chillicothe, OH        Lowe's Shopping Center           45601        SC          GL        1974           2*     100.00%
                             867 N Bridge Street
123   Cincinnati, OH         Glenway Crossing                 45238        SC         Fee        1990           2*     100.00%
                             5100 Glencrossing Way
124   Cleveland, OH          Kmart Plaza - West 65th          44102        SC         Fee        1977           2*     100.00%
      (West 65th)            3250 West 65th Street
125   Columbus, OH           Dublin Village Center            43017        SC         Fee(3)     1987        1998       80.01%
      (Dublin Village)       6561-6815 Dublin Center Drive
126   Columbus, OH           Easton Market                    43230        SC         Fee        1998        1998      100.00%
      (Easton Market)        3740 Easton Market
127   Columbus, OH           Lennox Town Center               43212        SC         Fee(3)     1997        1998       50.00%
      (Lennox Town Ct)       1647 Olentangy River Road
128   Columbus, OH           Sun Center                       43017        SC         Fee(3)     1995        1998       79.45%
      (Sun Center)           3622-3860 Dublin Granville Rd
129   Dayton, OH             Washington Park                  45458        SC         Fee(3)     1990        1998       49.29%
                             615-799 Lyons Road

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------

116     110,656   $    238,773     $ 2.16      100.0%    K Mart (2002), Quality Stores
                                                         (2005)
117      65,373   $    713,124     $12.76       85.5%    Heinen's (not owned), Smythe
                                                         Cramer (not owned)
118      52,399   $    432,292     $ 8.25      100.0%    Goody's Store (2010), Staples
                                                         (2010)
119     506,254   $  4,147,108     $ 8.19      100.0%    Lowe's Companies (2016), Babies
                                                         'R' Us (2009), Staples Store
                                                         (2012), Dicks Clothing &
                                                         Sporting (2027), Wal-Mart Stores
                                                         (2017), Petsmart (2013), Giant
                                                         Eagle, Inc (2018), Applebee's
                                                         (not owned)
120     230,065   $  2,188,451     $11.60       82.0%    Dick's Clothing & Sporting
                                                         (2010), Kohl's Department Store
                                                         (2016), Target (not owned)
121     225,824   $  1,996,143     $ 9.06       97.6%    Value City Furniture (2011),
                                                         Homeplace (2009), Jo-ann Stores
                                                         (2008), Petsmart (2013)
122     236,009   $  1,813,190     $ 7.68      100.0%    Lowe's Home Centers (2015),
                                                         Kroger (2016), Office Max (2012)
123     235,616   $  2,297,869     $ 9.95       98.0%    Winn Dixie Stores (2010),
                                                         Service Mdse (2006)
124      49,420   $    274,896     $ 5.56      100.0%    Great A & P Tea (2002), Kmart
                                                         (not owned)
125     327,242   $  2,583,849     $ 9.64       81.9%    AMC Theatre (2007), DSW Shoe
                                                         Warehouse(2006), Phar-mor
                                                         (2018), Michael's (2004), B.J.'s
                                                         Wholesale Club (not owned)
126     509,611   $  5,872,185     $11.52      100.0%    CompUSA, Inc (2013), Staples,
                                                         Inc. (2013), Petsmart, Inc.
                                                         (2015), Golfsmith Golf Center
                                                         (2013), Michael's (2013),
                                                         Galyan's (2013), DSW Shoe
                                                         Warehouse (2012), Kittle's Home
                                                         Furnishings (2012), Bed Bath &
                                                         Beyond, Inc. (2014), TJ Maxx
                                                         (2008)
127     336,273   $  3,125,031     $ 9.29      100.0%    Target (2016), Barnes & Noble
                                                         (2007), Staples (2011), AMC
                                                         Theatres Lennox (2021)
128     317,581   $  3,550,115     $11.24       99.5%    Babies R Us (2011), Homeplace
                                                         (2010), Rhodes Furniture(2012),
                                                         Stein Mart (2007), Big
                                                         Bear(2016), Staples (2010)
129     213,798   $  1,273,673     $ 8.56       69.6%    Books a Million(2005), Phar-mor
                                                         (2008)


                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
130   Dublin, OH             Perimeter Center                 43017        SC         Fee        1996        1998      100.00%
      (Perimeter Center)     6644-6804 Perimeter Loop Road
131   Eastlake, OH           Kmart Plaza                      44094        SC         Fee        1971           2*     100.00%
                             33752 Vine Street
132   Elyria, OH             Hills Shopping Center            44035        SC         Fee        1977           2*     100.00%
                             825 Cleveland
133   Gahanna, OH            Rogers Market Retail Center      43230        SC         Fee        1995        1998      100.00%
      (New Albany-Hoggi)     1370-1399 E. Johnstown Road
134   Grove City, OH         Derby Square Shopping Center     43123        SC         Fee        1992        1998      100.00%
      (Derby Square)         2161-2263 Stringtown Road
135   Hamilton, OH           Roundy's                         43450        SC         Fee        1986        1998      100.00%
      (Roundy's)             1371 Main Street
136   Highland Heights, OH   Kohls Shopping Center            44143        SC         Fee        1995           2*     100.00%
                             6235 Wilson Mills Road
137   Hillsboro, OH          Hillsboro Shopping Center        45133        SC         Fee        1979           2*     100.00%
                             1100 North High Street
138   Huber Hts., OH         North Heights Plaza              45424        SC         Fee        1990           2*     100.00%
                             8280 Old Troy Pike
139   Lebanon, OH            Countryside Place                45036        SC         Fee        1990           2*     100.00%
                             1879 Deerfield Road
140   Macedonia, OH          Macedonia Commons                44193        SC         Fee(3)     1994        1994       50.00%
                             Macedonia Commons Blvd.
141   Macedonia, OH          Macedonia Commons (Phase II)     44056        SC         Fee        1999           1*     100.00%
      (Phase II)             8210 Macedonia Commons
142   N. Olmsted, OH         26520 Lorain Avenue              44070        SC         Fee(3)     1978        1999       71.25%
143   Niles, OH              909 Great East Plaza             44446        SC         Fee(3)     1980        1999       71.25%
144   North Olmsted, OH      Great Northern Plaza North       44070        SC         Fee        1958        1997      100.00%
                             26520 Lorain Avenue
145   Pataskala, OH          Village Market/Rite Aid Center   43062        SC         Fee        1980        1998      100.00%
                             78-80 Oak Meadow Drive
146   Pickerington, OH       Shoppes At Turnberry             43147        SC         Fee        1990        1998      100.00%
                             1701-1797 Hill Road North
147   S. Dayton, OH          8336 Springboro Pike             45342        SC         Fee(3)     1978        1999       71.25%

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------
130     137,610   $  1,469,036     $10.91       97.8%    Big Bear(2016)

131       4,000   $     68,400     $17.10      100.0%    Kmart (not owned)

132     150,200   $    761,970     $ 5.07      100.0%    Ames Store (2003), First Nat'l
                                                         Supermarket (2010)
133      30,110   $    465,695     $15.47      100.0%

134     128,050   $  1,284,796     $10.03      100.0%    Big Bear(2012)

135      40,000   $    230,000     $ 5.75      100.0%    Roundy's(2006)

136     247,146   $  2,563,263     $10.37      100.0%    Home Depot (2020), Dick's
                                                         Clothing/SP Goods (2016), Kohl's
                                                         (2017)
137      58,583   $    181,422     $ 3.85       80.4%    K Mart (2004)*, Bob & Carl's
                                                         (not owned)
138     163,741   $  1,625,220     $ 9.93      100.0%    Cub Foods(2011), Wal-Mart (not
                                                         owned)
139      26,500   $    229,515     $ 9.68       89.4%    Wal-Mart (not owned), Erb Lumber
                                                         (not owned)
140     233,639   $  2,415,478     $10.34      100.0%    First Natl. Supermarkets (2018),
                                                         Kohl's (2016), Wal-Mart (not
                                                         owned), Ground Round (not
                                                         owned), Blockbuster Video (not
                                                         owned), Outback Steakhouse (not
                                                         owned)
141     169,481   $  1,601,734     $ 9.45      100.0%    Cinemark (2019), Home Depot
                                                         (2020)
142      43,835   $    240,000     $ 5.48      100.0%    Babies 'R' Us (2011)
143      23,500   $          0     $ 0.00        0.0%
144     619,058   $  6,839,880     $11.70       94.5%    Kids R Us (2008), Homeplace
                                                         (2017), Petsmart (2003), Home
                                                         Depot USA (2019), Jo-ann Stores
                                                         (2009), Marc's(2012), Comp USA
                                                         Inc. (2007), Best Buy (2010),
                                                         Marshalls/TJX Company(2005),
                                                         Kronheims Furniture (2009), Tops
                                                         Supermarket (not owned)
145      33,270   $    189,600     $ 5.70      100.0%    Cardinal
                                                         (Gardners/Lancaster)(2007)
146      59,495   $    741,360     $14.44       86.3%    Superamerica (not owned)

147      33,379   $    239,250     $ 7.17      100.0%    National City Mortgage
                                                         Company(2008)


                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
148   Solon, OH              Uptown Solon                     44139        SC         Fee        1998           1*     100.00%
                             Kruse Drive
149   Stow, OH               Stow Community Shopping Center   44224        SC         Fee        1997           1*     100.00%
                             Kent Road
150   Tiffin, OH             Tiffin Mall                      44883        MM         Fee        1980           2*     100.00%
                             870 West Market Street
151   Toledo, OH             Airport Square                   43615        SC         Fee        1993        1995      100.00%
                             5245 Airport Highway
152   Toledo, OH (Dev)       Springfield Community Center     43615        SC         Fee        1999           1*     100.00%
                             5245 Airport Highway
153   Westlake, OH           West Bay Plaza                   44145        SC         Fee        1974           2*     100.00%
                             30100 Detroit Road
154   Wilmington, OH         South Ridge Shopping Center      45177        SC         Fee        1977           2*     100.00%
                             1025 S South Street
155   Xenia, OH              West Park Square                 45385        SC         Fee        1994           1*     100.00%
                             1700 West Park Square
156   Zanesville, OH         Kmart Plaza                      43701        SC         Fee        1990           2*     100.00%
                             3431 N Maple Ave
      OREGON
157   Portland, OR           Tanasbourne Town Center          97006        SC         Fee(3)     1995        1996       50.00%
                             NW Evergreen Pkwy & NW Ring
                             Rd.
      PENNSYLVANIA
158   E. Norriton, PA        Kmart Plaza                      19401        SC         Fee        1975           2*     100.00%
                             2700 Dekalb Pike
159   Erie (Peachstreet),    Peach Street Square              16509        SC          GL        1995           1*     100.00%
      PA                     1902 Keystone Drive
160   Erie, PA               Hills Plaza West                 16506        SC          GL        1973           2*     100.00%
                             2301 West 38th Street

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------
148     183,288   $  2,753,932     $15.14       99.3%    Mustard Seed Mkt & Cafe(2019),
                                                         Bed, Bath and Beyond (2009),
                                                         Borders (2018)
149     406,055   $  2,841,860     $ 7.08       98.9%    K Mart (2006), Giant Eagle, Inc.
                                                         (2017), Bed Bath and Beyond
                                                         (2011), Kohl's (2019), Office
                                                         Max (2011), Target (not owned),
                                                         Applebee's (not owned)
150     232,152   $    899,147     $ 4.19       92.3%    K Mart (2005), J.C. Penney
                                                         (2005), Heilig-Meyers Furniture
                                                         (2004)
151     187,674   $  1,539,551     $ 8.20      100.0%    Sears Homelife (2002), Office
                                                         Depot (2009), Best Buy (2009),
                                                         Pharm The (2004), Michael's
                                                         (2004)
152     202,729   $  2,063,308     $10.18      100.0%    Kohl's (2019), Gander Mountain,
                                                         L.L.C.(2014), Bed Bath & Beyond
                                                         (2010), Old Navy (2005), Babies
                                                         R Us (not owned)
153     162,330   $    942,384     $ 5.81      100.0%    Marc's (2004), K Mart (2004)
154      55,130   $    234,810     $ 4.26      100.0%    Super Valu Stores, Inc(2003)
155     104,873   $    731,076     $ 7.21       96.6%    Kroger (2019), Wal-Mart (not
                                                         owned), Hollywood Video (not
                                                         owned)
156      13,283   $    145,163     $10.93      100.0%    Kmart (not owned), Theater (not
                                                         owned)
157     307,769   $  4,625,793     $15.03      100.0%    Barnes & Noble (2011), Office
                                                         Depot (2010), Haggan's (2021),
                                                         Homeplace (2018), Ross Dress for
                                                         Less (2008), Michael's (2009),
                                                         Target (not owned), Mervyn's
                                                         (not owned), Nordstrom (not
                                                         owned), Hollywood Video (not
                                                         owned)
158     174,969   $  1,091,454     $ 6.60       94.6%    K Mart (2005), Acme Markets New
                                                         Store (2002), Family Toy
                                                         Warehouse (2008), Applebee's
                                                         (not owned)
159     537,933   $  4,436,995     $ 8.33       99.1%    Lowe's Home Ctr (2015), Media
                                                         Play-4 (2011), Kohl's (2016),
                                                         Wal-Mart Stores (2015), Cinemark
                                                         (2011), Petsmart (2015), Circuit
                                                         City Superstore (2020), Home
                                                         Depot (not owned), TGI Friday's
                                                         (not owned)
160      96,000   $    254,970     $ 4.81       55.2%    West Telemarketing Corp. (2005)


                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
      SOUTH CAROLINA
161   Anderson, SC           Northtowne Center                29621        SC         Fee        1993        1995      100.00%
                             3812 Liberty Highway
162   Camden, SC             Springdale Plaza                 29020        SC         Fee        1990           2*     100.00%
                             1671 Springdale Drive
163   Columbia, SC           East Forest Plaza                29206        SC         Fee        1995        1995      100.00%
                             5420 Forest Drive
164   Mt. Pleasant, SC       Wando Crossing                   29465        SC         Fee        1992        1995      100.00%
                             1500 Highway 17 North
165   N. Charleston, SC      North Pointe Plaza               29406        SC         Fee        1989           2*     100.00%
                             7400 Rivers Avenue
166   Orangeburg, SC         North Road Plaza                 29115        SC         Fee        1994        1995      100.00%
                             2795 North Road
167   S. Anderson, SC        Crossroads Plaza                 29624        SC         Fee        1990        1994      100.00%
                             406 Highway 28 By-pass
168   Simpsonville, SC       Fairview Station                 29681        SC         Fee        1990        1994      100.00%
                             621 Fairview Road
169   Union, SC              West Towne Plaza                 29379        SC         Fee        1990           2*     100.00%
                             U.S. Hwy 176 By-Pass #1
      SOUTH DAKOTA
170   Rapid City, SD         Family Center @ Rapid City       57702        SC         Fee        1972        1998      100.00%
                             740-780 Mountain View Road
171   Watertown, SD          Watertown Mall                   56401        MM         Fee        1977           2*     100.00%
                             1300 9th Avenue
      TENNESSEE
172   Brentwood, TN          Cool Springs Pointe              37027        SC         Fee        1999        2000      100.00%
      (Cool Springs)         I-65 and Moore's Lane
      TEXAS
173   El Paso, TX            10501 Gateway West               88589        SC         Fee(3)     1982        1999       71.25%
174   Ft. Worth, TX          Eastchase Market                 76112        SC         Fee(3)     1995        1996       50.00%
                             SWC Eastchase Pkwy & I-30

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------

161      14,250   $    145,315     $10.20      100.0%    Wal-Mart (not owned), Sam's (not
                                                         owned)
162     180,127   $    990,793     $ 6.40       85.9%    Winn Dixie Stores (2011), Belk
                                                         (2015), Wal-Mart Super Center
                                                         (not owned)
163      46,700   $    502,650     $10.76      100.0%    Wal-Mart Super Center (not
                                                         owned), Sam's (not owned)
164     208,060   $  1,848,268     $ 9.15       97.1%    Piggly Wiggly (2012), Office
                                                         Depot(2010), T.J. Maxx (2007),
                                                         Carolina Pottery (2005),
                                                         Wal-Mart (not owned)
165     251,039   $  1,654,914     $ 7.32       90.1%    Wal-Mart Stores (2009), Office
                                                         Max (2007), Service Merchandise
                                                         (not owned)
166      50,760   $    475,037     $ 9.36      100.0%    Goody's (2008), Wal-Mart (not
                                                         owned)
167     163,809   $    562,104     $ 4.29       80.0%    Wal-Mart Stores (2010)*, Ingles
                                                         Markets (2011)
168     142,133   $    748,557     $ 5.62       93.8%    Ingles Markets (2011), K Mart
                                                         (2015)
169     184,331   $  1,035,628     $ 5.62      100.0%    Wal-Mart Stores (2009), Belk
                                                         Stores Services, Inc. (2010),
                                                         Winn Dixie Stores (2010)

170      35,544   $    263,806     $ 7.42      100.0%    Safeway (not owned)

171     285,470   $  1,499,542     $ 5.31       98.9%    K Mart (2002), Herberger's
                                                         (2004), J.C. Penney (2003), Hy
                                                         Vee Supermarket (not owned)

172     200,261   $  2,427,737     $12.12      100.0%    Best Buy (2014), The Sports
                                                         Authority(2013), Linens 'N
                                                         Things (2014), DSW Shoe
                                                         Warehouse(2008), Service
                                                         Merchandise Company (2025)

173      35,000   $    228,637     $ 6.53      100.0%    Ross Dress for Less (2010)
174     205,017   $  2,410,625     $11.82       99.5%    Petsmart (2011), MJ Designs
                                                         (2011), Ross Dress for Less
                                                         (2006), United Artists Theatre
                                                         (2012), Target (not owned),
                                                         Office Depot (not owned),
                                                         Available Pad '4' (Not owned),
                                                         Toys R Us (not owned)


                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
175   Roundrock, TX          La Frontera                      78728        SC         Fee(3)     2000           1*      50.00%
                             Sundance Parkway & Parker Ave.
176   San Antonio, TX        La Plaza Del Norte               78216        SC         Fee(3)     1996        1997       35.00%
                             125 Ne Loop 410
      UTAH
177   Hermes Building, UT    The Hermes Building              84111        BC         Fee        1985        1998      100.00%
                             455 East 500 South Street
178   Logan, UT              Family Place @ Logan             84321        SC         Fee        1975        1998      100.00%
                             400 North Street
179   Midvale, UT            Family Center At Fort Union      84047        SC         Fee        1973        1998      100.00%
                             900 East Ft Union Blvd
180   Ogden, UT              Family Center At Ogden 5-Point   84404        SC         Fee        1977        1998      100.00%
                             21-129 Harrisville Road
181   Orem, UT               Family Center At Orem            84058        SC         Fee        1991        1998      100.00%
                             1300 South Street
182   Riverdale, UT          Family Center At Riverdale       84405        SC         Fee        1995        1998      100.00%
                             1050 West Riverdale Road
183   Salt Lake City, UT     Family Place @ 33rd South        84115        SC         Fee        1978        1998      100.00%
      (33rd)                 3300 South Street

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------
175     364,625   $  4,183,670     $11.47      100.0%    Lowe's Home Improvement
                                                         Center(2098), Hobby Lobby
                                                         (2015), Sam's Club(2098),
                                                         Circuit City(2016), Office Depot
                                                         (2015), Marshalls (2010), Bed
                                                         Bath & Beyond (2011), Old Navy
                                                         (2005), Barnes & Noble Books
                                                         (2011), Outlot A (not owned),
                                                         Sam's (not owned), Lowe's (not
                                                         owned), Kohl's (not owned),
                                                         Outlot B (not owned), Don
                                                         Pablo's (not owned), Outlot C
                                                         (not owned), Schlotsky's (not
                                                         owned), Red Lobster (not owned),
                                                         Logan's (not owned), TGI
                                                         Friday's (not owned)
176     310,394   $  4,199,342     $13.53      100.0%    DSW Shoe Warehouse(2007),
                                                         Oshman's Sporting Goods (2016),
                                                         Best Buy Company (2012),
                                                         Homeplace Stores (2011), Ross
                                                         Stores, Inc.(2007), PT's (not
                                                         owned)
177      53,469   $    713,355     $16.89       79.0%
178      19,200   $    204,887     $10.67      100.0%    Rite Aid (not owned)
179     664,120   $  6,704,541     $10.25       98.5%    Mervyn's (2005), Babies R Us
                                                         (2013), Office Max (2007),
                                                         Smith's Food & Drugs(2024),
                                                         Media Play (2016), Bed Bath &
                                                         Beyond (2014), Ross Dress for
                                                         Less (2011), Wal-Mart Stores
                                                         (2015)
180     162,316   $    844,893     $ 5.57       93.4%    Harmons (2002)
181     147,976   $  1,568,768     $10.60      100.0%    Kids R Us (2011), Media Play
                                                         (2015), Office Depot (2008),
                                                         Heart's Desire (2013), R.C.
                                                         Willey (not owned), Toys R Us
                                                         (not owned)
182     590,313   $  4,496,546     $ 7.74       98.4%    Wal-Mart Stores (2011), Office
                                                         Max (2008), Gart Sports (2012),
                                                         Sportman's Warehouse(2009),
                                                         Media Play(2016), Circuit City
                                                         (2016), Target Superstore
                                                         (2017), Carl's Jr. (not owned)
183      36,694   $    260,964     $ 8.18       87.0%


                                                                        TYPE OF                                          DDR
                                                               ZIP      PROPERTY   OWNERSHIP     YEAR        YEAR     OWNERSHIP
         CENTER/PROPERTY                LOCATION               CODE       (1)      INTEREST    DEVELOPED   ACQUIRED   INTEREST
      ---------------------  ------------------------------  --------   --------   ---------   ---------   --------   ---------
184   Taylorsville, UT       Family Center At Midvalley       84123        SC         Fee        1982        1998      100.00%
                             5600 South Redwood
      VERMONT
185   Berlin, VT             Berlin Mall                      05602        MM         Fee        1986           2*     100.00%
                             282 Berlin Mall Rd., Unit #28
      VIRGINIA
186   Fairfax, VA            Fairfax Towne Center             22033        SC         Fee(3)     1994        1995       20.00%
                             12210 Fairfax Towne Center
187   Martinsville, VA       Liberty Fair Mall                24112        MM         Fee(3)     1989           2*      50.00%
                             240 Commonwealth Boulevard
188   Pulaski, VA            Memorial Square                  24301        SC         Fee        1990           2*     100.00%
                             1000 Memorial Drive
189   Winchester, VA         Apple Blossom Corners            22601        SC         Fee        1990           2*     100.00%
                             2190 S. Pleasant Valley
      WASHINGTON
190   Bellingham, WA         Meridian Village Shopping Ctr    98226        SC         Fee(3)     1979        2000       20.00%
                             NE Corner G Meridian/Telegraph
      WEST VIRGINIA
191   Barboursville, WV      Office Max Center                25504        SC          GL        1985        1998      100.00%
                             5-13 Mall Road

                                   AVERAGE
      COMPANY                       BASE
       GROSS         TOTAL          RENT
      LEASABLE     ANNUALIZED     (PER SF)     PERCENT
     AREA (SF)     BASE RENT         (2)       LEASED    ANCHOR TENANTS(LEASE EXPIRATION)
     ----------   ------------   -----------   -------   --------------------------------
184     771,033   $  7,450,384     $10.37       93.2%    Bentley Square(2012), Media Play
                                                         (2015), Office Max (2008),
                                                         Circuit City (2016), Petsmart
                                                         (2012), Shopko (2014), Future
                                                         Shop (2016), Gart Sports (2017),
                                                         Plitt Midvalley Cinemas (2017),
                                                         Plitt Theaters Expansion (2017),
                                                         Bed, Bath & Beyond (2015),
                                                         Harmons Superstore (not owned)
185     174,731   $  1,420,837     $ 8.43       96.4%    Wal-Mart Stores (2014), J.C.
                                                         Penney (2009)
186     253,941   $  4,234,843     $16.68      100.0%    Safeway (2019), T.J. Maxx
                                                         (2009), Tower Records (2009),
                                                         Bed, Bath & Beyond (2010),
                                                         United Artists (2014)
187     435,708   $  2,813,037     $ 7.16       90.2%    Goody's (2006),
                                                         Belk/Leggetts(2009), J.C. Penney
                                                         (2009), Sears (2009), Officemax
                                                         (2012), Kroger (2017)
188     143,299   $    892,707     $ 6.31       98.7%    Wal-Mart Stores (2011), Food
                                                         Lion (2011)
189     230,940   $  2,118,080     $ 9.22       99.5%    Martin's Food Store (2040),
                                                         Kohl's (2018), Office Max
                                                         (2012), Books-a-Million (2008)
190     208,422   $  2,004,146     $ 9.84       97.7%    Circuit City (2015), Circuit
                                                         City (2015), Home Depot Inc.,
                                                         (2013), Payless Drug (2004)
191      70,900   $    287,237     $ 4.05      100.0%    Discount Emporium(2006),
                                                         Officemax (2006), Value City
                                                         (not owned)
     38,656,420   $355,392,458                  95.7%
     ==========   ============

---------------

(1) "SC" indicates a power center or a community shopping center, and "MM" indicates an enclosed mini-mall. "BC" indicates a business center.

(2) Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2000.

(3) One of the forty-nine (49) properties owned through joint ventures which serve as collateral for joint venture mortgage debt aggregating approximately $979.9 million (of which the Company's proportionate share is $322.8 million) which is not reflected in the consolidated indebtedness.

 * This anchor tenant has closed and sublet the space.

 1* Property developed by the Company.

 2* Original IPO property.

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

                               EXECUTIVE OFFICERS

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the following information is reported below.

     (a) The executive officers of the Company are as follows:

        NAME           AGE          POSITION AND OFFICE WITH THE COMPANY
        ----           ---          ------------------------------------
Scott A. Wolstein      48     Chairman of the Board of Directors and Chief
                              Executive Officer
James A. Schoff        55     Vice Chairman, Chief Investment Officer and a
                              Director
David M. Jacobstein    54     President and Chief Operating Officer and a
                              Director
Daniel B. Hurwitz      36     Executive Vice President
Joan U. Allgood        48     Senior Vice President and General Counsel
William H. Schafer     43     Senior Vice President and Chief Financial
                              Officer
Eric Mallory           40     Senior Vice President of Development
Richard Brown          49     Senior Vice President of Asset Management and
                              Operations
Joseph G. Padanilam    34     Vice President of Investment and Planning

     Scott A. Wolstein has been the Chief Executive Officer and a Director of the Company since its organization in 1992. Mr. Wolstein has been Chairman of the Board of Directors of the Company since May 1997 and was President of the Company from its organization until May 1999, when Mr. Jacobstein joined the Company. Prior to the organization of the Company, Mr. Wolstein was a principal and executive officer of Developers Diversified Group ("DDG"), the Company's predecessor. Mr. Wolstein is a graduate of the Wharton School at the University of Pennsylvania and of the University of Michigan Law School. He is currently a member of the Board of the National Association of Real Estate Investment Trusts (NAREIT), the International Council of Shopping Centers, the Real Estate Roundtable, the Zell-Lurie Wharton Real Estate Center and Cleveland Tomorrow and serves as the Chairman of the State of Israel Bonds, Cleveland Chapter. Mr. Wolstein is also a member of the Urban Land Institute and the Pension Real Estate Association (PREA). He has served as President of the Board of Trustees of the United Cerebral Palsy Association of Greater Cleveland and as a member of the Board of the Great Lakes Theater Festival, The Park Synagogue and the Convention and Visitors Bureau of Greater Cleveland. Mr. Wolstein also serves as Chairman of the Board of Trust Managers of AIP, a New York Stock Exchange listed REIT in which the Company has a significant investment, as a representative of the Company.

     James A. Schoff has been the Vice Chairman of the Board of Directors and Chief Investment Officer of the Company since March 1998. From the organization of the Company until March 1998, Mr. Schoff served as Executive Vice President and Chief Operating Officer and Director of the Company. Prior to the organization of the Company, Mr. Schoff was a principal and executive officer of DDG. After graduating from Hamilton College and Cornell University Law School, Mr. Schoff practiced law with the firm of Thompson, Hine and Flory LLP in Cleveland, Ohio where he specialized in the acquisition and syndication of real estate properties. Mr. Schoff serves as a member of the Executive Committee and Board of Trustees of the Western Reserve Historical Society and the National Committee for Community and Justice. Mr. Schoff also serves as a director of AIP as a representative of the Company.

     David M. Jacobstein has been the President and Chief Operating Officer of the Company since May 1999 and Director of the Company since May 2000. From 1986 until the time he joined the Company, Mr. Jacobstein was employed by Wilmorite, Inc., a Rochester, New York based shopping center developer where most recently he served as Vice Chairman and Chief Operating Officer. Mr. Jacobstein is a graduate of Colgate University and George Washington University Law School. Prior to joining Wilmorite, Mr. Jacobstein practiced law with the firms of Thompson, Hine & Flory LLP in Cleveland, Ohio and Harris, Beach & Wilcox in Rochester, New York where he specialized in corporate and securities law.

     Daniel B. Hurwitz was appointed Executive Vice President in June 1999. Mr. Hurwitz most recently served as Senior Vice President and Director of Real Estate and Development for Reading, Pennsylvania based Boscov's Department Store, Inc., a privately held department store chain, from 1991 until he joined the Company. Prior to Boscov's, Mr. Hurwitz served as Development Director for The Shopco Group, a New York City based developer of regional shopping malls. Mr. Hurwitz is a graduate of Colgate University, and the Wharton School of Business Executive Management Program at the University of Pennsylvania. He is a member of the International Council of Shopping Centers, Urban Land Institute, and has served as a Board member of the Colgate University Alumni Corporation, Reading JCC, American Cancer Society (Regional), and the Greater Berk's Food Bank.

     Joan U. Allgood has been a Senior Vice President and General Counsel of the Company since May 1999, a Vice President and General Counsel of the Company since its organization as a public company in 1993 and General Counsel of its predecessor entities since 1987. Mrs. Allgood practiced law with the firm of Thompson, Hine and Flory LLP from 1983 to 1987, and is a graduate of Denison University and Case Western Reserve University School of Law.

     William H. Schafer has been a Senior Vice President and Chief Financial Officer of the Company since May 1999, Vice President and Chief Financial Officer of the Company since its organization as a public company in 1993 and the Chief Financial Officer of its predecessor entities since April 1992. Mr. Schafer joined the Cleveland, Ohio office of the Price Waterhouse LLP accounting firm in 1983 and served there as a Senior Manager from July 1990 until he joined the organization in 1992. Mr. Schafer graduated from the University of Michigan with a Bachelor of Arts degree in Business Administration.

     Eric Mallory has been the Senior Vice President of Development since May 1999, and Vice President of Development since April 1999. Prior to that Mr. Mallory was Executive Vice President of PREIT-Rubin, Inc. in Philadelphia, Pennsylvania since 1993. Mr. Mallory is a graduate of the University of Pittsburgh and received his MBA from the University of Evansville.

     Richard Brown has been the Senior Vice President of Asset Management and Operation since February 2001 and Vice President of the department since January 2000. Prior to joining the Company, Mr. Brown was Vice President of Asset Management of PREIT-Rubin, Inc., in Philadelphia, Pennsylvania since 1996 and Vice President of Retail Asset Management of the Balcor Company, in Chicago, Illinois since 1987. Mr. Brown is a Canadian chartered accountant and received his Bachelor of Commerce from Carleton University, in Ottawa, Canada.

     Joseph G. Padanilam has been Vice President of Investment and Planning since July 2000, and Vice President of Tax since October 1998. Prior to that Mr. Padanilam most recently served as a Senior Manager at PricewaterhouseCoopers LLP, which he joined in 1990. Mr. Padanilam is a graduate of the University of Notre Dame and received his MBA from Washington University in St. Louis.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The following table shows the high and low sales price of the Company's common shares on the New York Stock Exchange (the "NYSE") composite tape for the quarterly periods indicated and the dividends declared per common share with respect to each such quarter:

                      2000                            HIGH        LOW      DIVIDENDS
                      ----                            ----        ---      ---------
First...........................................    $13 7/8     $11          $ .36
Second..........................................     15 7/8      13 1/2        .36
Third...........................................     16 1/4      12 3/4        .36
Fourth..........................................     13 3/4      11 5/8        .36
                                                                             -----
                                                                             $1.44

                      1999                            HIGH        LOW      DIVIDENDS
                      ----                            ----        ---      ---------
First...........................................    $18 1/2     $13 5/8      $ .35
Second..........................................     17 1/2      13 7/8        .35
Third...........................................     16 5/8      13 5/16       .35
Fourth..........................................     14 7/8      12 5/16       .35
                                                                             -----
                                                                             $1.40

     The approximate number of record holders of the Company's common shares (its only class of common equity) at March 15, 2001 was 480, and the approximate number of beneficial owners of such shares was 21,000.

     In March 2001, the Company declared its 2001 first quarter dividend to shareholders of record on March 26, 2001 of $0.37 per share, a 2.8% increase over the quarterly dividend rate of $0.36 per share in 2000.

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

                 COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                      2000(1)     1999(1)     1998(1)     1997(1)     1996(1)
                                      --------    --------    --------    --------    --------
OPERATING DATA:
Revenues (primary real estate
  rentals)..........................  $285,793    $263,933    $228,168    $169,223    $130,905
                                      --------    --------    --------    --------    --------
Expenses:
  Rental operation..................    80,872      69,670      59,498      47,200      35,123
  Depreciation & amortization.......    54,201      50,083      42,957      32,227      24,899
  Interest..........................    77,030      68,023      57,196      35,558      29,888
                                      --------    --------    --------    --------    --------
                                       212,103     187,776     159,651     114,985      89,910
                                      --------    --------    --------    --------    --------
Income before equity in net income
  from joint ventures, minority
  equity investment, minority equity
  interests, gain (loss) on
  disposition of real estate and
  investments and extraordinary
  items.............................    73,690      76,157      68,517      54,238      40,995
Equity in net income of joint
  ventures..........................    17,072      18,993      12,461      10,807       8,547
Equity in net income from minority
  equity investment.................     6,224       5,720         890          --          --
Minority interests..................   (19,593)    (11,809)     (3,312)     (1,049)         --
Gain (loss) on disposition of real
  estate and investments............    23,440      (1,664)        248       3,526          --
                                      --------    --------    --------    --------    --------
Income before extraordinary item....   100,833      87,397      78,804      67,522      49,542
Extraordinary item (2)..............        --          --        (882)         --          --
                                      --------    --------    --------    --------    --------
Net income..........................  $100,833    $ 87,397    $ 77,922    $ 67,522    $ 49,542
                                      ========    ========    ========    ========    ========
Net income applicable to common
  shareholders......................  $ 73,571    $ 60,135    $ 57,969    $ 53,322    $ 35,342
                                      ========    ========    ========    ========    ========
Earnings per share data -- Basic:(3)
  Income before extraordinary
  item..............................  $   1.31    $   0.99    $   1.03    $   1.03    $   0.84
  Net income........................  $   1.31    $   0.99    $   1.02    $   1.03    $   0.84
  Weighted average number of common
     shares.........................    55,959      60,985      56,949      51,760      42,294
Earnings per share data -- Diluted:(3)
  Income before extraordinary
  item..............................  $   1.31    $   0.95    $   1.00    $   1.03    $   0.84
  Net income........................  $   1.31    $   0.95    $   0.98    $   1.03    $   0.84
  Weighted average number of common
     shares.........................    56,176      63,468      58,509      52,124      42,372
Annualized cash dividend............  $   1.44    $   1.40    $   1.31    $   1.26    $   1.20

                                                        AT DECEMBER 31,
                                ----------------------------------------------------------------
                                   2000          1999          1998          1997         1996
                                ----------    ----------    ----------    ----------    --------
BALANCE SHEET DATA:
Real estate (at cost).........  $2,161,810    $2,068,274    $1,896,763    $1,325,742    $991,647
Real estate, net of
  accumulated depreciation....   1,864,563     1,818,362     1,693,666     1,154,005     849,608
Advances to and investments in
  joint ventures..............     239,841       299,176       266,257       136,267     106,796
Total assets..................   2,332,021     2,320,860     2,126,524     1,391,918     975,126
Total debt....................   1,227,575     1,152,051     1,000,481       668,521     478,432
Shareholders' equity..........     783,750       852,345       902,785       669,050     469,336

                                                FOR THE YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------------
                                   2000(1)      1999(1)      1998(1)      1997(1)      1996(1)
                                  ---------    ---------    ---------    ---------    ---------
OTHER DATA:
  Cash flow provided from (used
     in):
  Operating activities..........  $ 146,272    $ 152,930    $ 140,078    $  94,393    $  75,820
  Investing activities..........    (20,579)    (209,708)    (538,289)    (416,220)    (199,670)
  Financing activities..........   (127,442)      60,510      400,453      321,832      123,851
Funds from operations (4):
  Net income applicable to
     common shareholders........  $  73,571    $  60,135    $  57,969    $  53,322    $  35,342
  Depreciation and amortization
     of real estate
     investments................     52,975       49,137       42,408       31,869       24,669
  Equity in net income from
     joint ventures.............    (17,072)     (18,993)     (12,461)     (10,807)      (8,547)
  Joint ventures' funds from
     operations.................     30,512       32,316       20,779       16,077       13,172
  Equity in net income from
     minority equity
     investment.................     (6,224)      (5,720)        (890)          --           --
     Minority equity investment
       funds from operations....     14,856       12,965        1,493           --           --
     Minority interests (OP
       Units)...................      4,125        6,541        3,069           10           --
  (Gain) loss on disposition of
     real estate and
     investments................    (23,440)       1,664         (248)      (3,526)          --
  Extraordinary item (2)........         --           --          882           --           --
                                  ---------    ---------    ---------    ---------    ---------
                                  $ 129,303    $ 138,045    $ 113,001    $  86,945    $  64,636
                                  =========    =========    =========    =========    =========
  Weighted average number of
     common shares outstanding
     (Diluted) (3)..............     59,037       62,309       62,501       55,502       45,952

---------------

(1) As described in the consolidated financial statements, the Company acquired three properties in 2000 (two of which are owned through joint ventures), five properties in 1999 (two of which are owned through joint ventures), 41 properties in 1998 (five of which are owned through joint ventures), eight properties in 1997 (one of which is owned through a joint venture) and five properties in 1996.

(2) In 1998 the extraordinary charge relates primarily to the write-off of deferred finance costs.

(3) Effective August 3, 1998, the Company executed a two-for-one stock split for shareholders of record on July 27, 1998. Earnings per share data is reflected for all years utilizing SFAS 128.

(4) Industry analysts generally consider funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sales of real estate and investments, extraordinary items, adjusting for certain noncash items, principally real property depreciation, equity income (loss) from its joint ventures and minority equity investment and adding the Company's proportionate share of FFO of its unconsolidated joint ventures and minority equity investment, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be "forward-looking statements" within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company's expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "seeks", "estimates", and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and could materially affect the Company's actual results, performance or achievements.

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

     - The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties;

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

COMPARISON OF 2000 TO 1999 RESULTS OF OPERATIONS

  Revenues from Operations

     Total revenues increased $21.9 million, or 8.3%, to $285.8 million for the year ended December 31, 2000 as compared to $263.9 million in 1999. Base and percentage rents for 2000 increased $12.4 million, or 6.4%, to $206.2 million as compared to $193.8 million in 1999. Approximately $3.3 million of the increase in base and percentage rental income was the result of new leasing, re-tenanting and expansion of the "Core Portfolio Properties" (for purposes of comparison, for any particular calendar year, "Core Portfolio Properties" refers to shopping center properties owned as of January 1, of the prior calendar year), an increase of 1.8% over 1999 revenues from Core Portfolio Properties. Without the impact of bankruptcies, primarily associated with Home Quarters, Service Merchandise, Factory Card Outlet and Just For Feet, actual base and percentage revenues would have increased approximately $5.2 million, or 3.1%, as compared to the same period in 1999. The shopping center acquired by the Company in 2000 contributed $1.7 million of additional base and percentage revenue and the nine shopping centers developed by the Company contributed $8.9 million. These increases were offset by a $1.5 million decrease due to the sale of five properties in 1999 and 2000.

     At December 31, 2000 and 1999, the aggregate occupancy rate of the Company's shopping centers stood at 95.7%. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $9.66 at December 31, 2000 as compared to $9.20 at December 31, 1999. During 2000, same store sales, for those tenants required to report sales (approximately 19.6 million square feet), increased 2.6% to $236 per square foot. Same store sales for tenants reporting sales in the Company's community center portfolio, excluding the Company's 12 enclosed mini-malls, was $245 per square foot.

     Recoveries from tenants for the year ended December 31, 2000 increased $6.7 million, to $54.5 million as compared to $47.8 million in 1999. This increase was directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 2000 and 1999 shopping center acquisitions and developments. Recoveries were approximately 90.2% of operating and maintenance expenses and real estate taxes in 2000 as compared to 92.1% in 1999. The slight decrease is primarily attributed to a lower average occupancy rate in 2000 compared to 1999 and increases in operating expenses and real estate taxes at certain shopping centers.

     Ancillary and other property related income for the year ended December 31, 2000 increased $0.2 million to $1.9 million as compared to $1.7 million in 1999. This increase was primarily due to the Company pursuing additional ancillary income opportunities. It is anticipated that growth in ancillary revenues will continue in 2001 as additional opportunities are pursued.

     Management fee income for the year ended December 31, 2000 increased $1.9 million, to $7.0 million as compared to $5.1 million in 1999. This increase was primarily associated with the formation of new joint ventures in 1999 and 2000 for which the Company became the property manager. In addition, in the fourth quarter of 2000, the Company assumed property management responsibilities for all the real estate assets of Burnham Pacific Properties ("Burnham").

     Development fee income for the year ended December 31, 2000 decreased $1.4 million, to $2.6 million as compared to $4.0 million in 1999. This decrease was due to a decrease in the development activities performed directly for third parties.

     Interest income for the year ended December 31, 2000, decreased $1.9 million, to $4.3 million as compared to $6.4 million in 1999. This decrease was primarily associated with the repayment of loans and advances made to certain joint ventures in 1999 and 2000.

     Other income for the year ended December 31, 2000 increased $4.2 million, to $9.2 million as compared to $5.0 million in 1999. This generally reflects an increase in lease termination and bankruptcy settlement revenues aggregating approximately $5.5 million offset by a decrease of approximately $0.7 million relating to commissions and financing fees earned in 1999 from the Company's joint ventures and a charge of $0.6 million relating to the write-off of abandoned development projects in 2000.

  Expenses from Operations

     Rental operating and maintenance expenses for the year ended December 31, 2000 increased $2.4 million, or 9.6%, to $27.0 million as compared to $24.6 million in 1999. An increase of $1.3 million was attributable to the 10 shopping centers acquired and developed in 2000 and 1999 and $1.2 million is primarily attributable to an increase in various maintenance items in the Core Portfolio Properties. These increases were offset by a decrease of approximately $0.1 million due to the sale of five properties in 1999 and 2000.

     Real estate taxes increased $6.2 million, or 22.6%, to $33.4 million for the year ended December 31, 2000 as compared to $27.2 million in 1999. This increase was primarily attributable to the growth related to the 10 shopping centers acquired and developed in 2000 and 1999 which contributed $1.5 million of the increase and an additional $4.9 million is primarily associated with recently developed and acquired properties included in the Core Portfolio Properties which were not fully assessed in 1999. These increases were offset by a decrease of approximately $0.2 million due to the sale of five properties in 1999 and 2000.

     General and administrative expenses increased $2.6 million, or 15.0%, to $20.4 million for the year ended December 31, 2000 as compared to $17.8 million in 1999. Total general and administrative expenses were approximately 4.3% and 4.1% of total revenues, including revenues of joint ventures, for the years ended December 31, 2000 and 1999, respectively, (3.9% in 1999 after excluding a $0.8 million severance charge).

     The increase in general and administrative expenses is attributable to the growth of the Company primarily related to shopping center acquisitions, expansions and developments (including those owned through joint ventures), the addition of several new key executives, employee benefits and the opening of a west coast office in conjunction with the Company's increased ownership of assets on the west coast and property management responsibilities retained for Burnham in the fourth quarter of 2000.

     Interest expense, net of amounts capitalized, increased $9.0 million, or 13.2%, to $77.0 million for the year ended December 31, 2000 as compared to $68.0 million in 1999. The overall increase in interest expense was primarily related to the acquisition and development of 10 shopping centers during 2000 and 1999 and an increase in interest rates. The weighted average debt outstanding and related weighted average interest rate during 2000 was $1.2 billion and 7.7%, respectively, as compared to $1.1 billion and 7.2%, respectively, during 1999. Interest capitalized, in connection with development and expansion projects, was $18.2 million for the year ended December 31, 2000 as compared to $13.5 million in 1999.

     Depreciation increased $4.1 million, or 8.2%, to $54.2 million for the year ended December 31, 2000 as compared to $50.1 million in 1999. The increase was primarily attributable to the 10 shopping centers acquired and developed in 2000 and 1999 which contributed $2.5 million of the increase, an additional $1.6 million increase related to the expansions and improvements associated with the Core Portfolio Properties and approximately $0.3 million related to increased depreciation expense for personal property primarily associated with the relocation of the Company's headquarters. These increases are offset by a decrease of approximately $0.3 million, relating to the sale of five shopping center properties in 1999 and 2000.

  Other

     Equity in net income of joint ventures decreased $1.9 million, or 10.1%, to $17.1 million in 2000 as compared to $19.0 million in 1999. A decrease of $5.2 million related to the Company's sale of 60% of its half interest in the Community Centers Joint Venture. In addition, during the fourth quarter of 2000, an equity affiliate of the Company recognized a gain, net of tax, of approximately $1.7 million relating to the sale of five former Best Products locations. This gain was offset by a $1.8 million impairment write-off, net of tax, of an investment in a technology company. These reductions were offset by an increase of $2.0 million which is primarily attributable to the joint ventures formed in 2000 and 1999 and an additional increase of $1.3 million related to various other joint ventures formed prior to 1999.

     Equity in net income of minority equity investment increased $0.5 million, to $6.2 million for the year ended December 31, 2000, as compared to $5.7 million for the same period in 1999. This increase relates to the Company's equity investment in American Industrial Properties ("AIP") (NYSE: IND). This increase is primarily attributable to an increase in operating income from the office and industrial properties owned by AIP. This increase was impacted by certain basis differentials which resulted in adjustments to depreciation and amortization and, more significantly, to adjustments to gain (loss) on sale of assets. The basis differentials relate to certain adjustments that were made to the Company's accounts to reflect the fair market value of the assets at the date of the Company's initial investment in AIP. In addition, the $6.2 million net income from minority equity investment recorded in 2000 includes a $4.9 million impairment loss on the pending sale of 31 properties to an institutional investor partially offset by a $3.6 million gain from the sale of an office building in the fourth quarter of 2000. Accordingly, the Company's equity in net income for AIP is adjusted, as discussed above, to reflect these basis differences. As of December 31, 2000, the Company owned approximately 9.7 million shares of AIP which approximates 46.0% of AIP's total outstanding common shares.

     The expense relating to minority interests increased $7.8 million, to $19.6 million for the year ended December 31, 2000 as compared to $11.8 million in 1999. This expense represents the income allocation associated with the priority distributions relating to minority equity interests. An increase of $10.1 million relates to the Company's issuance of preferred operating partnership minority units ("Preferred Units") in September 1999 and May 2000. These Preferred Units may be exchanged, under certain circumstances, into preferred shares of the Company. In addition, a $0.1 million increase related to minority interests in shopping centers. This increase was offset by a $2.4 million decrease due to the Company's purchase of 3.6 million common operating partnership units ("OP Units") in July 2000, representing a minority partner's ownership interest in 11 operating properties.

     Gain on disposition of real estate and investments aggregated $23.4 million for the year ended December 31, 2000. In 2000, the Company sold several properties including shopping centers located in Stone Mountain, Georgia; Florence, Kentucky; a portion of a shopping center in Las Vegas, Nevada and Wal-Mart stores in Camden, South Carolina and New Bern and Washington, North Carolina and its 50% joint venture interest in a recently developed shopping center in Fenton, Missouri. The aggregate net gain from the aforementioned transactions was $6.8 million. In addition, the Company sold 60% of its half interest in a joint venture which owns 10 operating shopping centers for approximately $163 million, including the assumption of approximately $97 million of debt, and recognized a gain of approximately $16.1 million. In connection with the formation of a joint venture in February 2000, the Company sold one property, received cash and a 50% partnership interest and recognized a gain of approximately $0.5 million. Net proceeds received in conjunction with the above sales aggregated $133.0 million. The Company utilized approximately $62.9 million of net sales proceeds to repurchase 4.7 million of the Company's common shares in open market transactions at an average price of $13.26 per share from March through June 2000.

     The loss on disposition of real estate and investments, aggregating $1.7 million for the year ended December 31, 1999, primarily relates to the sale of a shopping center and residual land in Pensacola, Florida to a major retailer which resulted in a $2.2 million loss. In connection with this disposition, the Company developed a 17,000 square foot shopping center adjacent to the site sold. In addition, the Company sold four properties at an aggregate gain of approximately $0.5 million which partially offsets the previously described loss. Net proceeds received in conjunction with the above sales aggregated $13.9 million.

  Net Income

     Net income increased $13.4 million to $100.8 million for the year ended December 31, 2000 as compared to $87.4 million in 1999. The increase in net income was primarily attributable to increases in gain on sale of real estate and investments of $25.1 million, increases in net operating revenues (total revenues less operating and maintenance expenses, real estate taxes, and general and administrative expense) aggregating $10.6 million, resulting from new leasing, re-tenanting and expansion of Core Portfolio Properties and the 10 shopping centers acquired and developed in 2000 and 1999 and an increase in minority equity investment of $0.5 million. These increases were offset by a decrease of $1.9 million related to equity in net income from joint ventures and increases in interest expense, depreciation and amortization, and minority interest expense of $9.0 million, $4.1 million and $7.8 million, respectively.

COMPARISON OF 1999 TO 1998 RESULTS OF OPERATIONS

  Revenues from Operations

     Total revenues increased $35.8 million, or 15.7%, to $263.9 million for the year ended December 31, 1999 as compared to $228.1 million in 1998. Base and percentage rents for 1999 increased $22.9 million, or 13.4%, to $193.8 million as compared to $170.9 million in 1998. Approximately $6.6 million of the increase in base and percentage rental income was the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties, an increase of 5.8% over 1998 revenues from Core Portfolio Properties. The 38 shopping centers acquired by the Company in 1999 and 1998 contributed $28.1 million of additional revenue and the nine shopping centers developed by the Company contributed $4.6 million. These increases were offset by a decrease of $16.4 million relating to the transfer of five business centers to AIP in August 1998 and the transfer of six properties to a joint venture in September 1998.

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

     Recoveries from tenants for the year ended December 31, 1999 increased $4.7 million, to $47.8 million as compared to $43.1 million in 1998. This increase was directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 1999 and 1998 shopping center acquisitions and developments. Recoveries were approximately 92.1% of operating and maintenance expenses and real estate taxes in 1999 as compared to 92.5% in 1998.

     Ancillary and other property related income for the year ended December 31, 1999 increased $0.4 million, to $1.7 million as compared to $1.3 million in 1998 primarily associated with the growth in shopping center acquisitions and developments.

     Management fee income for the year ended December 31, 1999 increased $1.4 million, to $5.1 million as compared to $3.7 million in 1998. This increase was primarily associated with twelve additional joint ventures formed in 1998 and 1999 for which the Company was engaged as the property manager.

     Development fee income for the year ended December 31, 1999 increased $2.3 million, to $4.0 million as compared to $1.7 million in 1998 primarily relating to an increase in development activities performed directly for third parties in 1999.

     Interest income for the year ended December 31, 1999 increased $1.3 million, to $6.4 million as compared to $5.1 million in 1998. This increase was primarily associated with advances made to certain joint ventures formed in 1998 and 1999.

     Other income for the year ended December 31, 1999 increased $2.5 million, to $5.0 million as compared to $2.5 million in 1998, primarily related to increases in lease termination fees of approximately $1.8 million and increases in other income of approximately $0.7 million, comprised of commissions, financing fees earned from the Company's joint ventures and other miscellaneous revenue items.

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

     Real estate taxes increased $0.7 million, or 2.8%, to $27.2 million for the year ended December 31, 1999 as compared to $26.5 million in 1998. This increase was primarily attributable to the growth related to the 47 shopping centers acquired and developed in 1999 and 1998 which contributed $4.1 million of the increase and an additional $0.4 million of the increase related primarily to expansions associated with the Core Portfolio Properties. These increases were offset by a decrease of $3.8 million relating to the transfer of five business center properties to AIP in August 1998 and the transfer of six shopping center properties into a joint venture in September 1998.

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

     The increase in general and administrative expenses is attributable to the growth of the Company primarily related to shopping center acquisitions, expansions and developments (including those owned through joint ventures), relocation of the Company's headquarters to a new office, additional consulting costs, professional services, the addition of several new key executives and a severance charge. The increase was offset by adjustments to certain variable rate executive incentive compensation accruals of approximately $1.3 million.

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

     Depreciation and amortization expense increased $7.1 million, or 16.6%, to $50.1 million for the year ended December 31, 1999 as compared to $43.0 million in 1998. The increase was primarily attributable to the growth related to the 47 shopping centers acquired and developed in 1999 and 1998 which contributed $8.3 million of the increase, an additional $2.4 million increase related to the expansions and improvements associated with the Core Portfolio Properties and approximately $0.4 million related to increased depreciation expense related to personal property primarily associated with the relocation of the Company's headquarters. These increases were offset by a decrease of $4.0 million relating to the transfer of five business center properties to AIP in August 1998 and the transfer of six shopping center properties into a joint venture in September 1998.

  Other

     Equity in net income of joint ventures increased $6.5 million, or 52.4%, to $19.0 million in 1999 as compared to $12.5 million in 1998. An increase of $5.5 million is primarily attributable to the joint ventures formed and/or acquired during 1998 and 1999 and the remaining $1.0 million increase is primarily due to the Community Centers Joint Venture and Liberty Fair Joint Venture of $0.9 million and $0.1 million, respectively. The increase in income of $5.5 million is comprised of $2.9 million relating to the formation of a joint venture in September 1998 with DRA Advisors whereby the Company contributed six wholly owned shopping centers, $1.1 million from DD Development Company and $1.0 million through the formation of the Sansone management and development companies. The Company's joint ventures in Merriam and Leawood, Kansas each contributed $0.4 million of additional income. These increases are offset by a $0.3 million decrease due to the impact of other joint ventures formed in 1998 to develop shopping center properties which were in the lease-up phase in 1999.

     Equity in net income of minority equity investment increased $4.8 million, to $5.7 million for the year ended December 31, 1999, as compared to $0.9 million for the same period in 1998. This increase relates to the Company's equity investment in AIP which began in August 1998. Initially, the Company owned approximately 16% of the outstanding shares of AIP and as of December 31, 1999, the Company owned approximately 9.7 million shares of AIP which approximated 46% of AIP's outstanding common shares.

     The expense relating to minority interests increased $8.5 million, to $11.8 million for the year ended December 31, 1999 as compared to $3.3 million in 1998. This expense represents the income allocation associated with the priority distributions relating to minority equity interests. An increase of $5.0 million relates to the Company's issuance of Preferred Units in September 1999 and December 1998. These Preferred Units may be exchanged, under certain circumstances, into preferred shares of the Company. An increase of $3.6 million relates to the Company's issuance of OP Units as partial consideration for shopping centers acquired in 1998 and 1999. This increase related to the Company's purchase of 22 shopping centers in 1998 and 1999 and as consideration, the related issuance of OP Units which are exchangeable, in certain circumstances and at the option of the Company, into 4.7 million common shares of the Company or for cash. These increases were offset by a $0.1 million net decrease related to minority interests in shopping centers.

     The loss on disposition of real estate and investments, aggregating $1.7 million for the year ended December 31, 1999, primarily relates to the sale of a shopping center and residual land in Pensacola, Florida to a major retailer which resulted in a $2.2 million loss. In connection with this disposition, the Company developed a 17,000 square foot shopping center adjacent to the site sold. In addition, the Company sold four properties at an aggregate gain of approximately $0.5 million which partially offsets the previously described loss. Net proceeds received in conjunction with the above sales aggregated $13.9 million.

     The extraordinary item, which aggregated $0.9 million for the year ended December 31, 1998, relates to the write-off of unamortized deferred finance costs associated with the amended and restated $375 million revolving credit facility.

  Net Income

     Net income increased $9.5 million to $87.4 million for the year ended December 31, 1999 as compared to $77.9 million in 1998. The increase in net income was primarily attributable to increased net operating revenues (total revenues less operating and maintenance expenses, real estate taxes, and general and administrative expense) aggregating $25.6 million, resulting from new leasing, re-tenanting and expansion of Core Portfolio Properties and the 47 shopping centers acquired and developed in 1999 and 1998. An additional increase of $11.3 million related to equity in net income from joint ventures and minority equity investment and an increase of $0.9 million related to the 1998 extraordinary item. These increases were offset by increases in interest expense, depreciation and amortization, minority interest expense and loss on disposition of real estate and investments of $10.8 million, $7.1 million, $8.5 million and $1.9 million, respectively.

                             FUNDS FROM OPERATIONS

     Management believes that Funds From Operations ("FFO") provides an additional indicator of the financial performance of a Real Estate Investment Trust ("REIT"). FFO is defined generally as net income applicable to common shareholders excluding gains (or losses) from sales of real estate and securities and extraordinary items, adjusted for certain non-cash items, principally real property depreciation, equity income from its joint ventures and equity income from its minority equity investment and adding the Company's proportionate share of FFO from its unconsolidated joint ventures and minority equity investment, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner.

     In 2000, FFO was $129.3 million as compared to $138.0 million in 1999 and $113.0 million in 1998. The decrease in total FFO in 2000 is principally attributable to the sale of real estate assets and a joint venture interest in February, 2000, aggregating approximately $250 million and the issuance of Preferred Units in

September 1999 and May 2000. Proceeds were used to repay indebtedness and repurchase common shares of the Company. Also contributing to the decrease were higher interest rates and tenant bankruptcies. The net decrease is offset by increases in revenues from Core Portfolio Properties, acquisitions and developments.

     The Company's calculation of FFO is as follows (in thousands):

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Net income applicable to common shareholders(1)............  $ 73,571    $ 60,135    $ 57,969
Depreciation and amortization of real estate investments...    52,974      49,137      42,408
Equity in net income of joint ventures.....................   (17,072)    (18,993)    (12,461)
Equity in net income of minority equity investment.........    (6,224)     (5,720)       (890)
Joint ventures' FFO(2).....................................    30,512      32,316      20,779
Minority equity investment FFO.............................    14,856      12,965       1,493
Minority interest (OP Units)...............................     4,126       6,541       3,069
(Gain) loss on disposition of real estate and
  investments..............................................   (23,440)      1,664        (248)
Extraordinary items........................................        --          --         882
                                                             --------    --------    --------
                                                             $129,303    $138,045    $113,001
                                                             ========    ========    ========

---------------

(1) Includes straight-line rental revenues, which approximated $4.6 million, $4.1 million and $3.3 million in 2000, 1999 and 1998, respectively, primarily relating to acquisitions and new developments.

(2) Joint ventures' FFO is summarized as follows (in thousands):

                                                                   YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                 2000       1999       1998
                                                                -------    -------    -------
    Net income(a).............................................  $41,545    $38,045    $25,070
    Depreciation and amortization of real estate
      investments.............................................   27,270     22,948     16,009
    Loss (gain) on disposition of real estate and other
      investments(b)..........................................       86       (344)      (314)
                                                                -------    -------    -------
                                                                $68,901    $60,649    $40,765
                                                                -------    -------    -------
    DDRC ownership interests..................................  $30,512    $32,316    $20,779
                                                                =======    =======    =======

     --------------------

     (a) Includes straight-line rental revenue of approximately $4.6 million, $4.2 million and $3.1 million in 2000, 1999 and 1998, respectively. The Company's proportionate share of straight-line rental revenues was $1.9 million, $2.1 million and $1.5 million in 2000, 1999 and 1998, respectively.

     (b) During the fourth quarter of 2000, an equity affiliate of the Company recognized a gain, net of tax, of approximately $1.7 million relating to the sale of five former Best Products locations. This gain was offset by a $1.8 million write-off, net of tax, of an investment in a technology company.

                           LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash flow activities are summarized as follow:

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             2000         1999         1998
                                                           ---------    ---------    ---------
Cash flow from operating activities......................  $ 146,272    $ 152,930    $ 140,078
Cash flow from investing activities......................    (20,579)    (209,708)    (538,289)
Cash flow from financing activities......................   (127,442)      60,510      400,453

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and principal payments on outstanding indebtedness, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of OP Units and joint venture capital, will provide the necessary capital to achieve continued growth. The decrease in cash flow from operating activities in 2000 as compared to 1999 is primarily due to the sale of real estate assets, as discussed above, a reduction in other liabilities and repurchase of common shares in 1999 and 2000.

     The Company satisfied its REIT requirement of distributing at least 95% of ordinary taxable income with declared common and preferred share dividends of $107.4 million in 2000 as compared to $112.5 million and $95.1 million in 1999 and 1998, respectively. Accordingly, federal income taxes were not incurred at the corporate level. The Company's common share dividend payout ratio for the year approximated 65.2% of its 2000 FFO as compared to 66.5% and 69.6% in 1999 and 1998, respectively.

     In December, 1999, the REIT Modernization Act ("RMA") was passed by the federal government. The RMA, which becomes effective in 2001, allows REITs to own a taxable REIT subsidiary ("TRS") which can provide certain services to a REIT's tenants without disqualifying the rents that a REIT receives from those tenants and also permits the REIT to increase fee related revenues. In addition, the RMA lowers the distribution requirements for a REIT from 95% to 90% of its ordinary taxable income. The Company intends to elect TRS status during the first quarter of 2001 for its existing taxable preferred equity investments.

     The Company's Board of Directors approved an increase in the 2001 quarterly dividend per common share to $0.37 from $0.36 in February 2001. It is anticipated that the new dividend level will continue to result in a conservative payout ratio. A low payout ratio enables the Company to retain more capital which will be utilized towards attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

ACQUISITIONS, DEVELOPMENTS AND EXPANSIONS

     During the three-year period ended December 31, 2000, the Company and its joint ventures expended $1.8 billion, net, to acquire, develop, expand, improve and re-tenant its properties as follows (in millions):

                                                                2000       1999        1998
                                                              --------    -------    ---------
COMPANY:
  Acquisitions..............................................  $   81.1(1) $  78.3(4) $   688.4
  Completed expansions......................................      13.6       43.3         11.2
  Developments and construction in progress.................      81.2       75.6        121.0
  Tenant improvements and building renovations..............       6.3        6.6          4.4
  Furniture and fixtures and equipment......................       0.4        5.3          2.3
                                                              --------    -------    ---------
                                                                 182.6      209.1        827.3
  Less real estate sales and property contributed to joint
     ventures...............................................     (89.1)     (37.6)      (328.8)
                                                              --------    -------    ---------
       Company total........................................      93.5      171.5        498.5
                                                              --------    -------    ---------
JOINT VENTURES:
  Acquisitions/Contributions................................      91.2(2)    96.5(5)     489.3(6)
  Completed expansions......................................       6.2        3.3           --
  Developments and construction in progress.................     114.7      169.0         86.7
  Tenant improvements and building renovations..............       1.9        1.5          1.8
  Minority equity investment in AIP.........................      (2.2)      42.2         95.1
                                                              --------    -------    ---------
                                                                 211.8      312.5        672.9
       Less real estate sales...............................    (115.9)(1)  (26.5)(4)    (33.8)
                                                              --------    -------    ---------
       Joint ventures total.................................      95.9      286.0        639.1
                                                              --------    -------    ---------
                                                                 189.4      457.5      1,137.6
                                                              --------    -------    ---------
       Less proportionate joint venture share owned by
          others............................................    (101.7)    (107.9)      (265.5)
                                                              --------    -------    ---------
       Total DDR net additions..............................  $   87.7(3) $ 349.6    $   872.1
                                                              ========    =======    =========

---------------

(1) Includes transfers to the Company in the aggregate amount of $58.5 million relating to the Nassau Pavilion development project, two former DDR OliverMcMillan projects and Phase II of the Salisbury, MD development project. All of which were previously held through joint venture interests.

(2) Includes transfers from the Company to joint ventures in the aggregate amount of $42.5 million relating to the development project in San Antonio, TX, a transfer of the Phoenix, AZ property, the outparcel land at Round Rock, TX, and construction costs for a former DDR OliverMcMillan project.

(3) Does not include the Company's sale of 60% of its half interest in the Community Center Joint Venture for approximately $163 million, as this transaction did not affect the change in assets at the joint venture level.

(4) Includes a transfer of the Everett, MD development project to the Company and Salem, NH to DD Development Company.

(5) Includes a transfer of $20.4 million from the Company relating to the development project in Coon Rapids, MN and the transfer of the 13 remaining Best Products sites from the Retail Value Fund, which had an aggregate cost basis of $43.9 million at December 31, 1999.

(6) Includes transfers/investments aggregating approximately $323.1 million from the Company and the acquisition of joint venture interests aggregating $166.2 million.

2000 ACTIVITY

  Expansions

     In 2000, the Company and its joint ventures completed ten expansion projects at an aggregate cost of $13.6 million and $6.2 million, for wholly-owned projects and joint venture projects, respectively. These expansion projects included:

     - A 91,000 square foot expansion/redevelopment, which includes Office Depot, Carolina Pottery, T.J. Maxx and additional retail at Wando Crossings in Mt. Pleasant, South Carolina;

     - A 30,000 square foot Bed Bath & Beyond redevelopment at the Stow Community Shopping Center in Stow, Ohio;

     - A 30,000 square foot redevelopment for Ross Stores at the Family Center at Fort Union in Midvale, Utah;

     - A 64,000 square foot retail expansion, which included Belk's, Hibbits and additional retail at the Springdale Plaza in Camden, South Carolina;

     - A 25,000 square foot Old Navy expansion at the Spring Creek Centre in Fayetteville, Arkansas;

     - A 60,000 square foot redevelopment for Bassett Direct Furniture and Room Stores at the Ahwatukee Foothills Towne Center in Phoenix, Arizona; and

     - A 51,000 square foot expansion for Dick's Clothing and Sporting Goods and Hallmark at the Merriam Towne Center in Merriam, Kansas;

     In addition, the Company is currently expanding one of its shopping centers located in Fayetteville, AK at an aggregate cost of $1.8 million and is also scheduled to commence expansion/redevelopment projects at seven additional shopping centers located in Lebanon, OH; North Charleston, SC; Wilmington, NC; Crystal River, FL; Taylorsville, UT; Schaumberg, IL; and Highland, IN.

  Acquisitions

     In April, 2000, the Company purchased a 199,000 square foot shopping center in Brentwood, Tennessee for approximately $22.6 million.

     In September, 2000, the Company announced it intended to acquire 15 west coast retail properties for approximately $355 million from Burnham through a joint venture with Prudential Real Estate Investors ("PREI") and Coventry Real Estate Partners ("Coventry") in which the Company would own a 20% interest. Since this original announcement, four of the fifteen properties were eliminated from the portfolio.

Accordingly, the Company, through an equity affiliate and PREI will acquire 11 properties at an aggregate cost of approximately $266 million. Two of the properties were acquired in December, 2000 in which the Company's 20% ownership interest aggregated $9.7 million. Four of the properties were acquired through February 21, 2001 in which the Company's 20% interest aggregated $11.2 million. The remaining five properties are expected to close in the first half of 2001. DDR will earn fees for managing and leasing the properties, all of which are located in western states.

     The Company and Coventry were also selected by Burnham to serve as its liquidation agent pursuant to Burnham's plan of liquidation. The liquidation portfolio includes 47 properties aggregating 5.8 million square feet. DDR is providing property management services for this portfolio and is receiving property management, leasing and development fees for its services at market rates. Coventry, which is 79% owned by the Company, is providing asset management services for this portfolio and is receiving asset management fees at market rates. The appointment of Coventry and the Company was effective on December 15, 2000 following approval from Burnham's shareholders.

  Development (Consolidated)

     During 2000, the Company completed construction at the following two shopping centers:

     - Phase II of a 186,000 square foot shopping center in Oviedo, Florida, which included the following tenants: Linens "n Things, T.J. Maxx, PetsMart and miscellaneous retail shops. Phase I, which is anchored by OfficeMax, Michael's, Ross Dress for Less and Shoe Carnival, was completed in 1999.

     - Phase II of a 268,000 square foot shopping center in Toledo, Ohio, which included the following tenants: Old Navy, Shoe Carnival, The Avenue and miscellaneous retail shops. Phase I, which is anchored by Kohl's, Gander Mountain, Bed Bath & Beyond and Babies R Us, was completed in 1999.

     The other consolidated development projects are as follows:

     - A 412,000 square foot shopping center in Meridian, Idaho (a suburb of Boise), which was substantially completed in 2000 and is anchored by a Wal-Mart Supercenter (not owned by the Company), Shopko (which opened during the fourth quarter of 1999), and the following tenants which opened in 2000: Shepler's, Bed Bath & Beyond, Office Depot, Old Navy, and Sportman's Warehouse. Ross Dress for Less and additional retail tenants will open in 2001;

     - A 622,000 square foot shopping center in Everett, Massachusetts, which is scheduled for completion in 2001 and will be anchored by Target and Home Depot (not owned by the Company), Bed Bath & Beyond, OfficeMax, Old Navy, and PetsMart;

     - A 162,000 square foot shopping center in Kildeer, Illinois, which is located adjacent to the Company's joint venture shopping center located in Deer Park, Illinois. The Kildeer project is scheduled for completion in 2001 and will include the following tenants: Bed Bath & Beyond, Circuit City, Cost Plus World Market, Old Navy and miscellaneous shops;

     - A 480,000 square foot shopping center in Princeton, New Jersey adjacent to the Company's existing center, which is scheduled for completion in 2001 and includes the following tenants: Kohl's, Wegman's, Michael's, Target (not owned by the Company), Dick's Clothing and Sporting Goods and 55,000 square feet of additional retail space. This project was previously reflected as a joint venture property through December 31, 1999;

     - The Company intends to break ground during 2001 on a shopping center development located in Riverdale, Utah;

     - The Company has funded approximately $148.1 million of construction costs associated with the above development projects as of December 31, 2000. The net projected remaining funding associated with the above projects is $21.5 million.

  Development (Joint Ventures)

     The Company has joint venture development agreements for nine additional shopping center projects with leading regional developers. These nine projects have an aggregate projected cost of approximately $329 million. All of these projects have commenced development and are currently scheduled for completion through 2002. The Company currently holds an interest in six of these projects through the Retail Value Fund. These projects are located in Long Beach, CA; Plainville, CT; Deer Park, IL; Hagerstown, MD; Round Rock, TX and San Antonio, TX. The remaining three projects are located in Salisbury, MD (Phase III); Coon Rapids, MN; and St. Louis, MO.

     Construction has been substantially completed and the centers are open for business at the Plainville, CT; Deer Park, IL; Hagerstown, MD; Salisbury, MD and Round Rock, TX properties.

     As of December 31, 2000, $271.2 million of construction costs were funded relating to the above projects. The remaining net project costs are projected to be $57.8 million. It is anticipated that the Company's share of these remaining net costs will result in the Company being reimbursed approximately $20.1 million, net, relating to construction financing proceeds, joint venture partner contributions and sale of parcels to tenants.

     In addition, the Company is in the process of entering into a joint venture relating to a 280,000 square foot lifestyle center in Littleton, CO. This project is scheduled for completion in the Spring of 2002. The Company intends to break ground during 2001 on a shopping center development located in Long Beach, CA the interest of which is anticipated to be transferred into a new joint venture with an institutional investor. The Company's additional net equity funding requirements associated with these two projects are expected to be nominal as the remaining net costs are expected to be funded through joint venture equity contributions and construction loans.

  Dispositions

     During 2000, the Company sold real estate assets or joint venture interests therein with an aggregate value of approximately $250 million.

     In December 2000, the Company sold to Wal-Mart its occupied space in the New Bern and Washington, North Carolina shopping centers for an aggregate sales price of approximately $20.7 million. In addition, the Company sold its 50% interest in a joint venture property located in Fenton, Missouri for approximately $14.3 million. An equity affiliate of the Company, DD Development Company, sold five of the remaining twelve sites formerly occupied by Best Products for approximately $25.1 million.

     In the third quarter of 2000, the Company sold a 15,000 square foot shopping center in Florence, Kentucky for a purchase price of approximately $1.7 million and 12,500 square feet of a 62,000 square foot shopping center located in Las Vegas, Nevada for approximately $2.3 million. In addition, the Company sold to Wal-Mart its occupied space in the Company's Camden, South Carolina shopping center for a purchase price of approximately $11.6 million.

     In February, 2000, the Company entered into an agreement to sell 60% of its half interest in the Community Centers Joint Venture to DRA Advisors, Inc. at a price of approximately $163 million comprised of cash of approximately $66 million and debt assumed of $97 million. In conjunction with this transaction, the Company recognized a gain of approximately $16.1 million. Subsequent to this transaction, the Company's ownership in the joint venture is effectively 20% with funds advised by DRA Advisors, Inc. owning 80%. The Company continues to be responsible for the day-to-day management of the shopping centers and receives fees for such services.

     In February, 2000, the Company formed a joint venture with DRA Advisors, Inc. whereby the Company contributed a wholly-owned property in Phoenix, Arizona valued at approximately $26.7 million and related mortgage debt of $18.0 million and, in exchange, received a 50% equity ownership interest in the joint venture and cash proceeds of approximately $4.3 million. In conjunction with this transaction, the Company recognized a gain of approximately $0.5 million. The Company continues to manage and operate the center and receives fees for such services.

     In February, 2000, the Company sold a shopping center in Stone Mountain, Georgia, a suburb of Atlanta, for approximately $1.8 million.

     Proceeds from the above sales in 2000 were used to repay amounts outstanding on the Company's revolving credit facility, repurchase 4.7 million common shares in open market transactions and to fund the Company's investment relating to the Burnham acquisition.

  Strategic Transactions

     The Company and AIP announced that AIP has entered into: (i) an agreement to sell 31 properties to client accounts managed by Lend Lease Real Estate Investments, Inc. for a gross purchase price, including assumed debt, of approximately $292.2 million; (ii) an agreement to sell an office building to a third party for a gross purchase price, including assumed debt, of approximately $55.4 million and (iii) an agreement with a subsidiary of the Company (formed coincidentally with the sale to Lend Lease) to acquire all of the AIP common shares not already owned by DDR for $12.47 per share in cash. The Company's purchase is expected to be funded solely with proceeds from the property sales described above.

     The liquidation payment to common shareholders was originally announced as $13.74 per share, however, all common shareholders of AIP received a $1.27 per share dividend in January, 2001, resulting from the sale by AIP of Manhattan Towers in November, 2000 for $55.4 million. Through its subsidiary, the Company will survive as AIP's majority shareholder, controlling AIP's 39 remaining properties. The Company currently holds 46% of AIP's outstanding shares. The property sales noted in (i) and (ii) above are conditions to the closing of the transaction with the Company, which is expected to occur in the second quarter of 2001 following AIP's shareholder approval. The property sale noted in (ii) occurred in November, 2000. This transaction will provide the Company with complete control over its investment in AIP for which the Company expects to realize the full value of its investment through operations and, where appropriate, an orderly disposition.

     In December, 2000, an equity affiliate of the Company terminated its entity level investment with DDR OliverMcMillan. In settlement of advances to DDR OliverMcMillan, the Company, through its equity affiliate, received two operating properties, one of which is located in Reno, Nevada and the other located in Oceanside, California; a development project in Long Beach, California; residual land located in San Diego, California and notes receivable, secured by real estate transferred to OliverMcMillan. The aggregate value associated with these assets was approximately $37 million. The Oceanside, California and Reno, Nevada property and certain notes receivable aggregating $18 million were transferred/assigned from the equity affiliate to the Company in 2000.

1999 ACTIVITY

     In July, 1999, the Company acquired Deer Valley Towne Center, a 198,000 square foot shopping center in Phoenix, Arizona, for an aggregate purchase price of $25.8 million. The Company transferred this property in February 2000 to a 50% owned joint venture with DRA Advisors. In November, 1999, the Company acquired, through a 50% owned joint venture, the fourth phase of a shopping center in Phoenix, Arizona which aggregates 125,000 square feet. The total purchase price for the fourth phase of this center aggregated approximately $15.6 million. In April, 1999, the Company acquired a 50% interest in a 206,000 square foot shopping center in St. Louis, Missouri. The joint venture's aggregate purchase price was $16.6 million and included the assumption of debt aggregating $13.0 million.

     In 1999, the Company acquired 3.8 million additional common shares of AIP for approximately $57.3 million. At December 31, 1999, the Company's ownership in AIP approximated 46% of the total outstanding shares of AIP.

     In June, 1999, DD Development Company, a Company in which DDR has an equity ownership interest, acquired PREI's limited partnership interest in a joint venture, Hendon/DDR/BP, LLC, which owned 15 sites formerly occupied by Best Products at a cost of approximately $29.7 million. As a result, the Company's aggregate investment in the joint venture increased to approximately $36 million. In addition, in June, 1999, Hendon/DDR/BP, LLC, entered into a $25 million mortgage, with a financial institution secured by the leased sites. The net financing proceeds were used to repay advances made by the Company to the joint venture.

     During 1999, the Company, on a wholly-owned basis and through certain joint ventures, completed fourteen expansion projects at an aggregate cost of $46.6 million.

     During 1999, the Company completed construction of a 185,000 square foot shopping center in Solon, Ohio; a 200,000 square foot Phase II of its shopping center in Erie, Pennsylvania; Phase I of the 282,000 square foot shopping center in Toledo, Ohio; Phase I of the 185,000 square foot shopping center in Oviedo, Florida and a 170,000 square foot Phase II development in Macedonia, Ohio. During 1999, the Company through certain joint ventures completed construction of a 170,278 square foot shopping center in Salem, New Hampshire; Phase I of a 310,475 square foot shopping center in Salisbury, Maryland, which was acquired by the Company in 1999, and Phase I of a 569,340 square foot shopping center in Plainville, Connecticut.

1998 ACTIVITY

     During 1998, the Company and its joint ventures completed the acquisition of, or investment in 41 shopping centers aggregating 7.4 million square feet of Company owned gross leasable area (GLA) for an aggregate investment of approximately $854.6 million. In December 1998, the Company acquired a 50% ownership interest in a 0.4 million square foot shopping center in Leawood, Kansas. The Company's investment aggregated approximately $18 million and was comprised of an equity investment of approximately $12.3 million and a note receivable due from the joint venture partner of $5.7 million. In September, 1998, the Company entered into a 50/50 joint venture with DRA Advisors. In conjunction with this joint venture, the Company contributed properties valued at approximately $238 million to the joint venture and DRA contributed cash of approximately $42 million. In addition, the joint venture entered into a $156 million, seven-year mortgage with a coupon interest rate of 6.64%. Net proceeds aggregating approximately $192 million were distributed to the Company and used to repay borrowings on the Company's revolving credit facilities. The Company continues to manage the shopping centers and receive market fees for these services.

     In 1998, the Company, in a joint release with AIP, announced the execution of a definitive agreement providing for the strategic investment in AIP by the Company. In July, 1998, the Company, in exchange for five industrial properties owned by the Company with a net book value of $7.4 million and valued at approximately $19.5 million, acquired approximately 1.3 million additional newly issued AIP shares of beneficial interest. As of December 31, 1998, the Company had purchased 5.9 million of common shares for approximately $91.3 million. Combined, the Company's acquired shares represented 34.5% of AIP's total outstanding shares as of December 31, 1998.

     During 1998, the Company completed seven expansion projects at an aggregate cost of $11.2 million. During 1998, the Company substantially completed the construction of a 445,000 square foot shopping center in Merriam, Kansas which was being developed through a joint venture with DRA Advisors, Inc. formed in October 1996, 50% of which is owned by the Company.

     In 1998, an equity affiliate of the Company entered into joint venture development agreements for six additional projects with various developers throughout the country. In May, 1998, the Company formed DDROM, with OliverMcMillan, LLC, based in San Diego, California to develop, acquire, operate and manage urban entertainment and retail projects throughout the United States. DDROM's initial investments were comprised of six urban entertainment and retail projects located in Southern California and Reno, Nevada. The Company terminated its entity level investment with DDR OliverMcMillan in December 2000.

                              FINANCING ACTIVITIES

     The acquisitions, developments, expansions and share repurchases of the Company were generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, unsecured public debt, common and preferred equity offerings, joint venture capital, Preferred Units, OP Units and asset sales. Total debt outstanding at December 31, 2000 was $1.2 billion as compared to $1.2 billion and $1.1 billion at December 31, 1999 and 1998, respectively. In 2000, the Company's debt remained, relatively constant with the funding of acquisition, development and expansion activity offset largely by asset sales.

     In December, 2000, the Company amended its $25 million credit facility with National City Bank. The current stated rate on this facility is LIBOR plus 1.10% with a maturity of November, 2002.

     In December, 2000, the Company refinanced its newly developed Toledo, Ohio property for $23.0 million. The mortgage bears interest at LIBOR plus 1.20% and has a maturity date of December, 2002. In addition, the Company obtained a $35.5 million construction loan on its project in Everett, Massachusetts bearing interest at LIBOR plus 1.85% of which $17.1 million has been drawn at December 31, 2000. Also, the Company transferred its 50% ownership interest in a development property located in San Antonio, Texas to the Retail Value Fund and received proceeds of approximately $18.5 in conjunction with this transaction.

     In October, 2000, the Company entered into two, two-year interest rate swap agreements aggregating $100 million, effectively converting a portion of the variable rate debt on the Company's unsecured line of credit facility to a fixed rate of approximately 7.6%.

     In July, 2000, the Company acquired the minority ownership interest associated with the 11 Hermes Properties acquired in July, 1998 at an aggregate cost of approximately $81.9 million. As a result, 3,630,668 OP Units and all contingently issuable OP Units were purchased and all restrictions and obligations associated with the 11 operating properties were settled.

     In June, 2000, the Company amended its primary unsecured credit facility with a syndicate of financial institutions for which Bank One, NA serves as agent. The amended facility increased the borrowing availability to $550 million from $375 million and extended the term for an additional two years to May 31, 2003. The current stated interest rate on the facility is at LIBOR plus 1.10%. The Company also can competitively bid up to 50% of the facility amount.

     In May, 2000, the Company entered into a $100 million bridge loan agreement with interest at LIBOR plus 1.10% agreement with Bank of America. The proceeds from this facility were used to repay the $100 million, 7 5/8% unsecured senior notes which matured on May 15, 2000. The bridge loan matured in November, 2000 and was repaid with proceeds from the Company's expanded unsecured credit facility and asset sales.

     In May, 2000, the Company issued $105 million, 9.0% perpetual preferred "down-REIT" operating partnership units to an institutional investor and received net proceeds of approximately $102.4 million. The Preferred Units may be exchanged, under certain circumstances, for Class J, 9.0% cumulative redeemable perpetual preferred shares.

     In 1999 and 2000, the Company's Board of Directors authorized the officers of the Company to implement and continue a common share repurchase program in response to what the Company believed was a distinct undervaluation of the Company's common shares in the public market. Under the terms authorized by the Company's Board, as amended in November 1999 and 2000, the Company may purchase in the open market, subject to certain requirements, common shares of the Company, up to a maximum value of $200 million. The Company may utilize proceeds from the sale of assets to purchase these shares. It is not the Company's intention to increase the leverage on its balance sheet to implement this stock repurchase program.

     In accordance with the stock repurchase plan approved by the Company's Board of Directors, from February 29, 2000 through December 31, 2000, the Company purchased, in open market transactions, 4,741,700 of its common shares, at prices ranging from $11.61 to $14.88, for an aggregate purchase price of approximately $62.9 million. Since the fourth quarter of 1999, the Company has acquired 6,602,000 shares at an aggregate cost of $88.7 million. From the fourth quarter of 1999 through December 31, 2000, total common shares and OP Units repurchased/converted aggregated 10.3 million shares and units of which 8.4 million shares and units were repurchased/converted in 2000.

     A summary of the aggregate gross proceeds raised through the issuance of common shares, preferred shares, Preferred Units, warrants, senior unsecured notes, construction loans and OP Units issued as consideration for the purchase of real estate assets aggregating $822.1 million during the three-year period ended December 31, is as follows (in millions):

                                             2000     1999      1998
                                            ------    -----    ------
EQUITY:
  Common shares...........................  $   --    $  --    $ 80.9
  Operating partnership units.............      --      2.7      91.4
  Class C preferred shares................      --       --     100.0
  Class D preferred shares................      --       --      54.0
  Preferred partnership units and
     warrant..............................   105.0     75.0      35.0
                                            ------    -----    ------
          Total Equity....................   105.0     77.7     361.3
DEBT:
  Senior fixed rate notes.................      --       --     200.0
  Secured loans...........................    40.1      8.3      29.7
                                            ------    -----    ------
                                            $145.1    $86.0    $591.0
                                            ======    =====    ======

     During the year ended December 31, 2000, the Company also assumed mortgage debt in conjunction with certain property acquisitions aggregating $47.9 million.

                                 CAPITALIZATION

     At December 31, 2000, the Company's capitalization consisted of $1.2 billion of debt (excluding the Company's proportionate share of joint venture mortgage debt aggregating $322.8 million as compared to $466.6 million in 1999), $518.8 million of preferred stock and Preferred Units and $744.6 million of market equity (market equity is defined as common shares outstanding and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 2000 of $13.3125) resulting in a debt to total market capitalization ratio of .49 to 1.0 as compared to the ratios of .48 to 1.0 and .40 to 1.0 at December 31, 1999 and 1998, respectively. At December 31, 2000, the Company's total debt consisted of $759.6 million of fixed rate debt, including $100 million of variable rate debt which has been effectively swapped to a fixed rate of approximately 7.6%, and $468.0 million of variable rate debt. In addition, in January, 2001, the Company entered into an additional $100 million interest rate swap which effectively converted $100 million of variable rate debt to a fixed rate of approximately 6.3%.

     It is management's intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financings in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody's Investor Services and Standard and Poor's. As of December 31, 2000, the Company had a shelf registration statement with the Securities and Exchange Commission under which $750 million of debt securities, preferred shares or common shares may be issued. In addition, as of December 31, 2000, the Company had $134.5 million available under its $575 million of revolving credit facilities. As of December 31, 2000, the Company also had 112 operating properties with $213.1 million, or 70.4%, of the total revenue of the Company for the year ended December 31, 2000 which were unencumbered, thereby providing a potential collateral base for future borrowings.

                                   INFLATION

     Substantially all of the Company's long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. Most of the Company's leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the Company's leases are for terms of less than ten years, which permits the Company to seek increased rents upon renewal at market rates.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. At December 31, 2000 and 1999, approximately 61.9% and 65.2%, respectively, of the Company's debt (excluding joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 7.1 years and 7.3 years, respectively, and a weighted average interest rate of approximately 7.5% and 7.5%, respectively. The remainder of the Company's debt bears interest at variable rates with a weighted average maturity of approximately 1.9 years and
1.2 years, respectively, and a weighted average interest rate of approximately 7.8% and 7.4%, respectively, at December 31, 2000 and 1999. As of December 31, 2000 and 1999, the Company's joint ventures' indebtedness aggregated $731.6 million and $721.9 million, respectively, of fixed rate debt, of which the Company's proportionate share was $268.6 million and $364.4 million, respectively, and $248.2 million and $203.1 million, respectively, of variable rate debt, of which the Company's proportionate share was $54.3 million and $102.2 million, respectively. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities and construction loans in order to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company's distributable cash flow.

     At December 31, 2000, the interest rate risk on $100.0 million of such debt ($200 million as of February 21, 2001) has been mitigated through the use of interest rate swap agreements (the "Swaps") with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.

     At December 31, 2000 and 1999, the fair value of the Company's fixed rate debt, including the $100 million which was swapped to a fixed rate, amounted to a liability of $747.3 million and $729.0 million, respectively (excluding joint venture debt) compared to its carrying amount of $759.6 million and $751.0 million, respectively. The fair value of the Company's proportionate share of joint venture fixed rate debt was $267.1 million and $353.3 million, respectively, compared to its carrying amount of $268.6 million and $364.4 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2000 and 1999 would have changed the fair value of the Company's fixed rate debt to a liability of $783.0 million and $765.9 million, respectively, and would have changed the fair value of the Company's proportionate share of joint ventures fixed rate debt to a liability of $278.2 million and $366.5 million, respectively. The sensitivity to changes in interest rate of the Company's fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

     The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company's access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2000, the Company had no other material exposure to market risk.

                              ECONOMIC CONDITIONS

     Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate markets and geographic regions with differing intensities and at different times. Adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. The Company's shopping centers are typically anchored by one or more discount department stores (Wal-Mart, Kmart, Target), off price department stores (Kohl's, T.J. Maxx/Marshalls), home improvement stores (Home Depot, Lowes) and supermarkets which generally offer day-to-day necessities, rather than high-priced luxury items. Since these merchants typically perform better in an economic recession than those who market high priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

     During 2000 and 1999, certain national and regional retailers have experienced financial difficulties and several have filed for protection under bankruptcy laws. Although the Company has a number of tenants filing for protection under bankruptcy laws, the Company has not incurred any significant financial losses through February 21, 2001 with regard to the Company's portfolio of tenants.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included in a separate section at the end of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated by reference to the information under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 17, 2001, and the information under the heading "Executive Officers" in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to the "Executive Compensation" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 17, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the "Security Ownership of Certain Beneficial Owners and Management" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 17, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the "Certain Transactions" section of the Company's Proxy Statement in connection with its annual meeting of shareholders to be held on May 17, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     a.) 1. Financial Statements

          The following documents are filed as a part of this report:

             Report of Independent Accountants

             Consolidated Balance Sheets as of December 31, 2000 and 1999.

             Consolidated Statements of Operations for the three years ended December 31, 2000.

             Consolidated Statements of Shareholders' Equity for the three years ended December 31, 2000.

             Consolidated Statements of Cash Flows for the three years ended December 31, 2000.

             Notes to the Consolidated Financial Statements.

        2. Financial Statement Schedules

        The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:

        SCHEDULE

          II Valuation and Qualifying Accounts Reserves for the three years ended December 31, 2000

          III Real Estate and Accumulated Depreciation at December 31, 2000

        Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

     b.) There were no Current Reports on Form 8-K filed.

     c.) Exhibits

     The following exhibits are filed as part of or incorporated by reference into, this report:

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

EXHIBIT NO.
UNDER REG.                                                                FILED HEREWITH OR
    S-K        FORM 10-K                                               INCORPORATED HEREIN BY
 ITEM 601     EXHIBIT NO.               DESCRIPTION                           REFERENCE
-----------   -----------    ---------------------------------    ---------------------------------
     4             4.1       Specimen Certificate for Common      Form S-11 Registration No.
                             Shares                               33-54930 (Filed with the SEC on
                                                                  November 23, 1992)
     4             4.2       Specimen Certificate for             Annual Report on Form 10-K (Filed
                             Depositary Shares Relating to        with the SEC on March 30, 1996)
                             9.5% Class A Cumulative
                             Redeemable Preferred Shares
     4             4.3       Specimen Certificate for 9.5%        Annual Report on Form 10-K (Filed
                             Class A Cumulative Redeemable        with the SEC on March 30, 1996)
                             Preferred Shares
     4             4.4       Specimen Certificate for             Annual Report on Form 10-K (Filed
                             Depositary Shares Relating to        with the SEC on March 30, 1996)
                             9.44% Class B Cumulative
                             Redeemable Preferred Shares
     4             4.5       Specimen Certificate for 9.44%       Annual Report on Form 10-K (Filed
                             Class B Cumulative Redeemable        with the SEC on March 30, 1996)
                             Preferred Shares
     4             4.6       Form of Indemnification Agreement    Form S-11 Registration No.
                                                                  33-54930 (Filed with the SEC on
                                                                  November 23, 1992)
     4             4.7       Indenture dated as of May 1, 1994    Annual Report on Form 10-K (Filed
                             by and between the Company and       with the SEC on March 30, 2000)
                             Chemical Bank, as Trustee
     4             4.8       Indenture dated as of May 1, 1994    Annual Report on Form 10-K (Filed
                             by and between the Company and       with the SEC on March 30, 2000)
                             National City Bank, as Trustee
                             (the "NCB Indenture")
     4             4.9       First Supplement to NCB Indenture    Annual Report on Form 10-K (Filed
                                                                  with the SEC on March 30, 2000)
     4            4.10       Shareholder Rights Agreement         Quarterly Report on Form 10-Q
                             dated as of May 26, 1999 between     (Filed with the SEC on August 16,
                             the Company and National City        1999)
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

EXHIBIT NO.
UNDER REG.                                                                FILED HEREWITH OR
    S-K        FORM 10-K                                               INCORPORATED HEREIN BY
 ITEM 601     EXHIBIT NO.               DESCRIPTION                           REFERENCE
-----------   -----------    ---------------------------------    ---------------------------------
     4            4.13       Amended and Restated Promissory      Current Report on Form 8-K (Filed
                             Note, dated as of May 15, 1997,      with the SEC on June 18, 1997)
                             between Community Centers Two
                             L.L.C. and Shoppers World
                             Community Center L.P. and Lehman
                             Brothers Holdings Inc., d/b/a/
                             Lehman Capital, a Division of
                             Lehman Brothers Holdings, Inc.
     4            4.14       Amended and Restated Promissory      Current Report on Form 8-K (Filed
                             Note, dated as of May 15, 1997,      with the SEC on June 18, 1997)
                             between Community Centers One
                             L.L.C. and Lehman Brothers
                             Holdings Inc., d/b/a/ Lehman
                             Capital, a Division, of Lehman
                             Brothers Holdings, Inc.
     4            4.15       Amended and Restated Promissory      Current Report on Form 8-K (Filed
                             Note, dated as of May 15, 1997,      with the SEC on June 18, 1997)
                             between Community Centers One
                             L.L.C. and Lehman Brothers
                             Holdings Inc., d/b/a/ Lehman
                             Capital, a Division of Lehman
                             Brothers Holdings, Inc.
     4            4.16       Second Amended and Restated          Current Report on Form 8-K (Filed
                             Credit Agreement among the           with the SEC on March 8, 1999)
                             Company and The First National
                             Bank of Chicago and other lenders
                             named therein
     4            4.17       Form of Fixed Rate Senior Medium-    Annual Report on Form 10-K (Filed
                             Term Note                            with the SEC on March 30, 2000)
     4            4.18       Form of Floating Rate Senior         Annual Report on Form 10-K (Filed
                             Medium-Term Note                     with the SEC on March 30, 2000)
     4            4.19       Form of Fixed Rate Subordinated      Annual Report on Form 10-K (Filed
                             Medium-Term Note                     with the SEC on March 30, 2000)
     4            4.20       Form of Floating Rate                Annual Report on Form 10-K (Filed
                             Subordinated Medium-Term Note        with the SEC on March 30, 2000)
     4            4.21       First Amendment to the Second        Annual Report on Form 10-K (Filed
                             Amended and Restated Credit          with the SEC on March 30, 2000)
                             Agreement among the Company and
                             The First National Bank of
                             Chicago and other lenders named
                             therein
     4            4.22       Specimen Certificate for             Form 8-A Registration Statement
                             Depositary Shares Relating to        (Filed with the SEC on July 2,
                             8 3/8% Class C Cumulative            1998)
                             Redeemable Preferred Shares
     4            4.23       Specimen Certificate for 8 3/8%      Form 8-A Registration Statement
                             Class C Cumulative Redeemable        (Filed with the SEC on July 2,
                             Preferred Shares                     1998)

EXHIBIT NO.
UNDER REG.                                                                FILED HEREWITH OR
    S-K        FORM 10-K                                               INCORPORATED HEREIN BY
 ITEM 601     EXHIBIT NO.               DESCRIPTION                           REFERENCE
-----------   -----------    ---------------------------------    ---------------------------------
     4            4.24       Specimen Certificate for             Form 8-A Registration Statement
                             Depositary Shares Relating to        (Filed with the SEC on August 18,
                             8.68% Class D Cumulative             1998)
                             Redeemable Preferred Shares
     4            4.25       Specimen Certificate for 8.68%       Form 8-A Registration Statement
                             Class D Cumulative Redeemable        (Filed with the SEC on August 18,
                             Preferred Shares                     1998)
     4            4.26       Third Amended and Restated Credit    Quarterly Report on Form 10-Q
                             Agreement dated as of June 27,       (Filed with the SEC on August 14,
                             2000 among the Company and Banc      2000)
                             One Capital Markets, Inc., and
                             other lenders named therein
     4            4.27       Term Loan Agreement dated as of      Quarterly Report on Form 10-Q
                             May 12, 2000 between the Company     (Filed with the SEC on August 14,
                             and Bank of America, National        2000)
                             Association
    10            10.1       Registration Rights Agreement        Form S-11 Registration No.
                                                                  33-54930 (Filed with the SEC on
                                                                  November 23, 1992)
    10            10.2       Stock Option Plan                    Form S-8 Registration No.
                                                                  33-74562 (Filed with the SEC on
                                                                  January 28, 1994)
    10            10.3       Employment Agreement dated as of     Quarterly Report on Form 10-Q
                             April 2, 1999 between the Company    (Filed with the SEC on September
                             and Scott A. Wolstein                30, 1999)
    10            10.4       Employment Agreement dated as of     Quarterly Report on Form 10-Q
                             April 2, 1999 between the Company    (Filed with the SEC on September
                             and James A. Schoff                  30, 1999)
    10            10.5       Limited Partnership Agreement        Annual Report on Form 10-K (filed
                             dated as of November 16, 1995        with the SEC on March 30, 1996)
                             among DD Community Centers Three,
                             Inc. and certain other parties
                             named therein
    10            10.6       Amended and Restated Limited         Annual Report on Form 10-K (Filed
                             Liability Company Agreement dated    with the SEC on March 30, 1996)
                             as of November 17, 1995 among DD
                             Community Centers One, Inc. and
                             certain other parties named
                             therein
    10            10.7       Amended and Restated Limited         Annual Report on From 10-K (Filed
                             Liability Company Agreement dated    with the SEC on March 30, 1996)
                             as of November 17, 1995 among DD
                             Community Centers Two, Inc. and
                             certain other parties named
                             therein
    10            10.8       Limited Liability Company            Annual Report on Form 10-K (Filed
                             Agreement dated as of November       with the SEC on March 30, 1996)
                             17, 1995 among the Company and
                             certain other parties named
                             therein

EXHIBIT NO.
UNDER REG.                                                                FILED HEREWITH OR
    S-K        FORM 10-K                                               INCORPORATED HEREIN BY
 ITEM 601     EXHIBIT NO.               DESCRIPTION                           REFERENCE
-----------   -----------    ---------------------------------    ---------------------------------
    10            10.9       Purchase and Sale Agreement dated    Annual Report on Form 10-K (Filed
                             as of October 16, 1995 among the     with the SEC on March 30, 1996)
                             Company and certain other parties
                             named therein
    10           10.10       Directors' Deferred Compensation     Annual Report on Form 10-K (Filed
                             Plan                                 with the SEC on April 1, 1995)
    10           10.11       Amended and Restated Directors'      Filed herewith
                             Deferred Compensation Plan
    10           10.12       Elective Deferred Compensation       Annual Report on Form 10-K (filed
                             Plan                                 with the SEC on April 1, 1995)
    10           10.13       Developers Diversified Realty        Current Report on
                             Corporation Equity-Based Award       Form 8-K (Filed with the SEC on
                             Plan                                 January 14, 1997)
    10           10.14       Restricted Shares Agreement,         Current Report on Form 8-K (Filed
                             dated July 17, 1996, between the     with the SEC on June 18, 1997)
                             Company and Scott A. Wolstein
    10           10.15       Performance Units Agreement,         Current Report on Form 8-K (Filed
                             dated July 17, 1996, between the     with the SEC on June 18, 1997)
                             Company and Scott A. Wolstein
    10           10.16       Program Agreement for Retail         Annual Report on Form 10-K (Filed
                             Value Investment Program, dated      with the SEC on March 31, 1998)
                             as of February 11, 1998, among
                             Retail Value Management, Ltd.,
                             the Company and The Prudential
                             Insurance Company of America
    10           10.17       Share Option Agreement, dated        Annual Report on Form 10-K (Filed
                             April 15, 1997, between the          with the SEC on March 31, 1998)
                             Company and Scott A. Wolstein
    10           10.18       Share Option Agreement, dated May    Annual Report on Form 10-K (Filed
                             12, 1997, between the Company and    with the SEC on March 31, 1998)
                             Scott A. Wolstein
    10           10.19       Form of Medium-Term Note             Annual Report on Form 10-K (Filed
                             Distribution Agreement               with the SEC on March 30, 2000)
    10           10.20       Amended and Restated 1998            Form S-8 Registration No.
                             Developers Diversified Realty        333-76537 (Filed with the SEC on
                             Corporation Equity-Based Award       April 19, 1999)
                             Plan
    10           10.21       Form of Change of Control            Quarterly Report on Form 10-Q
                             Agreement dated as of March 24,      (Filed with the SEC on May 17,
                             1999 between the Company and each    1999)
                             of Joan U. Allgood, Loren F.
                             Henry, John R. McGill and William
                             H. Schafer
    10           10.22       Form of Change of Control            Quarterly Report on Form 10-Q
                             Agreement dated as of March 24,      (Filed with the SEC on May 17,
                             1999 between the Company and each    1999)
                             of Scott A. Wolstein and James A.
                             Schoff

EXHIBIT NO.
UNDER REG.                                                                FILED HEREWITH OR
    S-K        FORM 10-K                                               INCORPORATED HEREIN BY
 ITEM 601     EXHIBIT NO.               DESCRIPTION                           REFERENCE
-----------   -----------    ---------------------------------    ---------------------------------
    10           10.23       Agreement and Release between the    Quarterly Report on Form 10-Q
                             Company and Richard J. Kaplan        (Filed with the SEC on May 17,
                             dated as of March 9, 1999            1999)
    10           10.24       Employment Agreement dated as of     Quarterly Report on Form 10-Q
                             April 21, 1999 between the           (Filed with the SEC on August 16,
                             Company and David M. Jacobstein      1999)
    10           10.25       Change of Control Agreement as of    Quarterly Report on Form 10-Q
                             May 17, 1999 between the Company     (Filed with the SEC on August 16,
                             and David M. Jacobstein              1999)
    10           10.26       Employment Agreement dated as of     Quarterly Report on Form 10-Q
                             April 12, 1999 between the           (Filed with the SEC on August 16,
                             Company and Eric M. Mallory          1999)
    10           10.27       Change of Control Agreement dated    Quarterly Report on Form 10-Q
                             as of April 12, 1999 between the     (Filed with the SEC on August 16,
                             Company and Eric M. Mallory          1999)
    10           10.28       Employment Agreement dated as of     Quarterly Report on Form 10-Q
                             May 25, 1999 between the Company     (Filed with the SEC on August 16,
                             and Daniel B. Hurwitz                1999)
    10           10.29       Change of Control Agreement dated    Quarterly Report on Form 10-Q
                             as of May 25, 1999 between the       (Filed with the SEC on August 16,
                             Company and Daniel B. Hurwitz        1999)
    10           10.30       Employment Agreement dated as of     Filed herewith
                             March 1, 2000 between the Company
                             and Joan U. Allgood
    10           10.31       Employment Agreement dated as of     Filed herewith
                             March 1, 2000 between the Company
                             and William H. Schafer
    12            12.1       Computation of Ratio of Earnings     Form S-3 Registration No.
                             to Fixed Charges                     333-72519 (Filed with the SEC on
                                                                  March 2, 1999)
    21            21.1       List of Subsidiaries                 Filed herewith
    23            23.1       Consent of PricewaterhouseCoopers    Filed herewith
                             LLP

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

                                      DEVELOPERS DIVERSIFIED REALTY CORPORATION

                                      By: /s/ SCOTT A. WOLSTEIN
                                         ---------------------------------------
                                          Scott A. Wolstein, Chairman and
                                         Chief Executive Officer

                                      Date: March 30, 2001
                                      ------------------------------------------

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 30TH DAY OF MARCH, 2001.


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

/s/ JAMES A. SCHOFF                                 Vice Chairman of the Board, Chief Investment
------------------------------------------------    Officer
   James A. Schoff                                  and Director

/s/ DAVID M. JACOBSTEIN                             President, Chief Operating Officer and Director
------------------------------------------------
   David M. Jacobstein

/s/ WILLIAM H. SCHAFER                              Senior Vice President and Chief Financial Officer
------------------------------------------------    (Principal Financial and Accounting Officer)
   William H. Schafer

/s/ WILLIAM N. HULETT, III                          Director
------------------------------------------------
   William N. Hulett III

/s/ ALBERT T. ADAMS                                 Director
------------------------------------------------
   Albert T. Adams

                                                    Director
------------------------------------------------
   Dean S. Adler

/s/ BARRY A. SHOLEM                                 Director
------------------------------------------------
   Barry A. Sholem

/s/ TERRENCE R. AHERN                               Director
------------------------------------------------
   Terrence R. Ahern

/s/ ROBERT H. GIDEL                                 Director
------------------------------------------------
   Robert H. Gidel

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Financial Statements:
     Report of Independent Accountants......................     F-2
     Consolidated Balance Sheets at December 31, 2000 and
      1999..................................................     F-3
     Consolidated Statements of Operations for the three
      years ended December 31, 2000.........................     F-4
     Consolidated Statements of Shareholders' Equity for the
      three years ended December 31, 2000...................     F-5
     Consolidated Statements of Cash Flows for the three
      years ended December 31, 2000.........................     F-6
     Notes to Consolidated Financial Statements.............     F-7

Financial Statement Schedules:
      II -- Valuation and Qualifying Accounts and Reserves
            for the three years ended December 31, 2000.....    F-37
     III -- Real Estate and Accumulated Depreciation at
            December 31, 2000...............................    F-38

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Developers Diversified Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 52 present fairly, in all material respects, the financial position of Developers Diversified Realty Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 52 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Cleveland, Ohio
February 21, 2001

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                         ASSETS
Real estate rental property:
  Land......................................................  $  358,270    $  342,859
  Buildings.................................................   1,579,866     1,542,333
  Fixtures and tenant improvements..........................      40,906        34,176
  Land under development....................................      31,323        53,213
  Construction in progress..................................     151,445        95,693
                                                              ----------    ----------
                                                               2,161,810     2,068,274
  Less accumulated depreciation.............................    (297,247)     (249,912)
                                                              ----------    ----------
    Real estate, net........................................   1,864,563     1,818,362
Cash and cash equivalents...................................       4,243         5,992
Accounts receivable, net....................................      44,590        39,262
Notes receivable............................................       4,824         5,590
Advances to and investments in joint ventures...............     260,927       299,176
Minority equity investment..................................     135,028       137,234
Deferred charges, net.......................................       5,958         3,916
Other assets................................................      11,888        11,328
                                                              ----------    ----------
                                                              $2,332,021    $2,320,860
                                                              ==========    ==========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Unsecured indebtedness:
  Fixed rate senior notes...................................  $  492,431    $  592,311
  Revolving credit facility.................................     419,500       272,000
                                                              ----------    ----------
                                                                 911,931       864,311
                                                              ----------    ----------
Secured indebtedness:
  Revolving credit facility.................................      21,000        18,775
  Mortgage and other secured indebtedness...................     294,644       268,965
                                                              ----------    ----------
                                                                 315,644       287,740
                                                              ----------    ----------
Total indebtedness..........................................   1,227,575     1,152,051
Accounts payable and accrued expenses.......................      53,818        49,860
Dividends payable...........................................      19,757        20,826
Other liabilities...........................................      11,319        29,867
                                                              ----------    ----------
                                                               1,312,469     1,252,604
                                                              ----------    ----------
Minority equity interests...................................       8,198         8,219
Preferred operating partnership minority interests..........     207,111       104,736
Operating partnership minority interests....................      20,493       102,956
                                                              ----------    ----------
                                                               1,548,271     1,468,515
                                                              ----------    ----------
Commitments and contingencies (Note 14)
  Shareholders' equity:
    Class A -- 9.5% cumulative redeemable preferred shares,
     without par value, $250 liquidation value; 750,000
     shares authorized; 421,500 shares issued and
     outstanding at December 31, 2000 and 1999..............     105,375       105,375
    Class B -- 9.44% cumulative redeemable preferred shares,
     without par value, $250 liquidation value; 750,000
     shares authorized; 177,500 shares issued and
     outstanding at December 31, 2000 and 1999..............      44,375        44,375
    Class C -- 8.375% cumulative redeemable preferred
     shares, without par value, $250 liquidation value;
     750,000 shares authorized; 400,000 shares issued and
     outstanding at December 31, 2000 and 1999..............     100,000       100,000
    Class D -- 8.68% cumulative redeemable preferred shares,
     without par value, $250 liquidation value; 750,000
     shares authorized; 216,000 shares issued and
     outstanding at December 31, 2000 and 1999..............      54,000        54,000
    Common shares, without par value, $.10 stated value;
     100,000,000 shares authorized; 61,481,736 and
     61,364,035 shares issued at December 31, 2000 and 1999,
     respectively...........................................       6,148         6,136
    Paid-in-capital.........................................     676,150       674,735
    Accumulated distributions in excess of net income.......    (112,357)     (105,757)
    Less: Unearned compensation -- restricted stock.........      (1,239)         (674)
       Common stock in treasury at cost: 6,601,250 and
       1,860,300 shares at December 31, 2000
         and 1999, respectively.............................     (88,702)      (25,845)
                                                              ----------    ----------
                                                                 783,750       852,345
                                                              ----------    ----------
                                                              $2,332,021    $2,320,860
                                                              ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
Revenues from operations:
  Minimum rents............................................  $201,233    $189,613    $168,182
  Percentage and overage rents.............................     4,990       4,226       2,746
  Recoveries from tenants..................................    54,524      47,786      43,071
  Ancillary income.........................................     1,252         774         697
  Other property related income............................       686         930         567
  Management fee income....................................     6,971       5,148       3,653
  Development fee income...................................     2,649       4,065       1,722
  Interest.................................................     4,333       6,361       5,056
  Other....................................................     9,155       5,030       2,474
                                                             --------    --------    --------
                                                              285,793     263,933     228,168
                                                             --------    --------    --------
Rental operation expenses:
  Operating and maintenance................................    27,019      24,648      20,070
  Real estate taxes........................................    33,403      27,248      26,510
  General and administrative...............................    20,450      17,774      12,918
  Interest.................................................    77,030      68,023      57,196
  Depreciation and amortization............................    54,201      50,083      42,957
                                                             --------    --------    --------
                                                              212,103     187,776     159,651
                                                             --------    --------    --------
Income before equity in net income of joint ventures,
  minority equity investment, gain (loss) on disposition of
  real estate and investments, minority interests and
  extraordinary item.......................................    73,690      76,157      68,517
Equity in net income of joint ventures.....................    17,072      18,993      12,461
Equity in net income from minority equity investment.......     6,224       5,720         890
Gain (loss) on disposition of real estate and
  investments..............................................    23,440      (1,664)        248
                                                             --------    --------    --------
Income before minority interests and extraordinary item....   120,426      99,206      82,116
Minority interests:
  Minority equity interests................................      (166)       (111)       (244)
  Preferred operating partnership minority interests.......   (15,301)     (5,157)       (186)
  Operating partnership minority interests.................    (4,126)     (6,541)     (2,882)
                                                             --------    --------    --------
                                                              (19,593)    (11,809)     (3,312)
                                                             --------    --------    --------
Income before extraordinary item...........................   100,833      87,397      78,804
Extraordinary item -- extinguishment of debt-deferred
  finance costs written-off................................        --          --        (882)
                                                             --------    --------    --------
Net income.................................................   100,833      87,397      77,922
                                                             --------    --------    --------
Net income applicable to common shareholders...............  $ 73,571    $ 60,135    $ 57,969
                                                             ========    ========    ========
Per share data:
  Earnings per common share -- basic:
     Income before extraordinary item......................  $   1.31    $   0.99    $   1.03
     Extraordinary item....................................        --          --       (0.01)
                                                             --------    --------    --------
     Net income............................................  $   1.31    $   0.99    $   1.02
                                                             ========    ========    ========
  Earnings per common share -- diluted:
     Income before extraordinary item......................  $   1.31    $   0.95    $   1.00
     Extraordinary item....................................        --          --       (0.02)
                                                             --------    --------    --------
     Net income............................................  $   1.31    $   0.95    $   0.98
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        COMMON                  ACCUMULATED      UNEARNED
                                       PREFERRED        SHARES                 DISTRIBUTIONS   COMPENSATION   TREASURY
                                     SHARES ($250    ($.10 STATED   PAID-IN    IN EXCESS OF     RESTRICTED     STOCK,
                                     STATED VALUE)      VALUE)      CAPITAL     NET INCOME        STOCK       AT COST     TOTAL
                                     -------------   ------------   --------   -------------   ------------   --------   --------
Balance, December 31, 1997(1).......   $149,750         $2,769      $580,509     $ (63,517)      $  (461)     $     --   $669,050
Issuance of 1,077,994 common
  shares(2) for cash related to
  exercise of stock options,
  employee 401(k) plan, executive
  stock purchase plan and dividend
  reinvestment plan.................         --            108        15,782            --            --            --     15,890
Issuance of 3,669,639 common
  shares(2) for cash -- underwritten
  offerings.........................         --            367        77,404            --            --            --     77,771
Stated value of shares issued in
  connection with a two-for-one
  stock split.......................         --          2,861        (2,861)           --            --            --         --
Issuance of 616,000 Class C and
  Class D preferred shares for cash
  -- underwritten offerings.........    154,000             --        (5,720)           --            --            --    148,280
Vesting of restricted stock.........         --             --            --            --           154            --        154
Conversion of debentures into
  236,779 common shares(2)..........         --             24         6,747            --            --            --      6,771
Issuance of warrant.................         --             --         2,049            --            --            --      2,049
Net income..........................         --             --            --        77,922            --            --     77,922
Dividends declared -- common
  shares............................         --             --            --       (75,730)           --            --    (75,730)
Dividends declared -- preferred
  shares............................         --             --            --       (19,372)           --            --    (19,372)
                                       --------         ------      --------     ---------       -------      --------   --------
Balance, December 31, 1998..........    303,750          6,129       673,910       (80,697)         (307)           --    902,785
Issuance of 26,256 common shares for
  cash related to exercise of stock
  options, employee 401(k) plan, and
  dividend reinvestment plan........         --              2           108            --            --            --        110
Issuance of 47,095 common shares
  related to restricted stock
  plan..............................         --              5           646            --          (521)           --        130
Vesting of restricted stock.........         --             --            --            --           154            --        154
Conversion of OP Units and
  debentures into 1,498 common
  shares............................         --             --            71            --            --            --         71
Purchase of 1,860,300 common
  shares............................         --             --            --            --            --       (25,845)   (25,845)
Net income..........................         --             --            --        87,397            --            --     87,397
Dividends declared -- common
  shares............................         --             --            --       (85,195)           --            --    (85,195)
Dividends declared -- preferred
  shares............................         --             --            --       (27,262)           --            --    (27,262)
                                       --------         ------      --------     ---------       -------      --------   --------
Balance, December 31, 1999..........    303,750          6,136       674,735      (105,757)         (674)      (25,845)   852,345
Issuance of 26,476 common shares for
  cash related to exercise of stock
  options, employee 401(k) plan and
  dividend reinvestment plan........         --              3           369            --            --            --        372
Issuance of 91,975 common shares
  related to restricted stock
  plan..............................         --              9         1,046            --          (849)            9        215
Vesting of restricted stock.........         --             --            --            --           284            --        284
Purchases of 4,741,700 common
  shares............................         --             --            --            --            --       (62,866)   (62,866)
Net income..........................         --             --            --       100,833            --            --    100,833
Dividends declared -- common
  shares............................         --             --            --       (80,171)           --            --    (80,171)
Dividends declared -- preferred
  shares............................         --             --            --       (27,262)           --            --    (27,262)
                                       --------         ------      --------     ---------       -------      --------   --------
Balance, December 31, 2000..........   $303,750         $6,148      $676,150     $(112,357)      $(1,239)     $(88,702)  $783,750
                                       ========         ======      ========     =========       =======      ========   ========

---------------

(1) Share amounts do not reflect the effect of the July 1998 stock split.

(2) Share amounts reflect issuances both pre and post the July 1998 stock split.

  The accompanying notes are an integral part of these consolidated financial statements.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Cash flow operating activities:
  Net income................................................  $ 100,833   $  87,397   $  77,922
  Adjustments to reconcile net income to net cash flow
    provided by operating activities net of contributions to
    joint ventures:
      Depreciation and amortization.........................     54,201      50,083      42,957
      Amortization of deferred finance costs................      1,882       1,524       1,474
      Write-off of deferred finance costs...................         --          --         882
      Equity in net income of joint ventures................    (17,072)    (18,993)    (12,461)
      Equity in net income from minority equity
         investment.........................................     (6,224)     (5,720)       (890)
      Cash distributions from joint ventures................     18,580      20,277      19,643
      Cash distributions from minority equity investment....      8,498       7,209         442
      Preferred operating partnership minority interest
         expense............................................     15,301       5,157         186
      Operating partnership minority interest expense.......      4,126       6,541       2,882
      (Gain) loss on disposition of real estate and
         investments........................................    (23,440)      1,664        (248)
      Net change in accounts receivable.....................     (2,187)    (15,540)     (7,743)
      Net change in accounts payable and accrued expenses...        707        (165)     11,936
      Net change in other operating assets and
         liabilities........................................     (8,933)     13,496       3,096
                                                              ---------   ---------   ---------
         Total adjustments..................................     45,439      65,533      62,156
                                                              ---------   ---------   ---------
         Net cash flow provided by operating activities.....    146,272     152,930     140,078
                                                              ---------   ---------   ---------
Cash flow from investing activities:
  Real estate developed or acquired.........................    (88,488)   (182,496)   (569,566)
  Equity contributions to joint ventures....................    (82,584)   (134,746)   (130,592)
  Advances to joint ventures................................    (15,941)    (17,184)    (17,559)
  Acquisition of minority equity interest...................         --          --     (16,293)
  (Issuance) repayment of notes receivable, net.............       (297)     21,427     (44,928)
  Proceeds resulting from contribution of properties to
    joint ventures and repayments of advances from
    affiliates..............................................     33,765      81,821     233,986
  Joint venture distribution from refinancing proceeds......         --       7,552          --
  Proceeds from disposition of real estate and
    investments.............................................    132,966      13,918       6,663
                                                              ---------   ---------   ---------
         Net cash flow used for investing activities........    (20,579)   (209,708)   (538,289)
                                                              ---------   ---------   ---------
Cash flow from financing activities:
  Proceeds from (repayment of) revolving credit facilities
    and temporary bridge loans, net.........................    127,725     158,775      (7,700)
  Proceeds from construction loans and other mortgage
    debt....................................................     40,101      60,332      29,732
  Principal payments on rental property debt................    (22,293)    (45,630)    (17,029)
  Repayment of senior notes.................................   (100,000)         --          --
  Repayment of convertible debentures.......................         --     (40,040)         --
  Proceeds from issuance of medium term notes, net of
    underwriting commissions and $400 of offering
    expenses................................................         --          --     198,012
  Payment of deferred finance costs (bank borrowings).......     (3,808)       (150)     (1,193)
Proceeds from issuance of common shares, net of underwriting
  commissions and $400 of offering expenses.................         --          --      77,771
  Proceeds from issuance of preferred shares, net of
    underwriting commissions and $459 of offering
    expenses................................................         --          --     148,280
  Proceeds from issuance of preferred operating partnership
    units (and warrant in 1998) net of $450 and $850 of
    offering expenses paid in 1999 and 1998, respectively...    102,375      72,675      34,150
  Repurchase of operating partnership minority interests....    (82,465)       (278)         --
  Proceeds of issuance of common shares in conjunction with
    exercise of stock options, 401(k) plan, dividend
    reinvestment plan and restricted stock plan.............        871         394      16,044
  Purchase of treasury stock................................    (62,866)    (25,845)         --
  Distributions to preferred and operating partnership
    minority interests......................................    (18,580)     (8,020)     (2,585)
Dividends paid..............................................   (108,502)   (111,703)    (75,029)
                                                              ---------   ---------   ---------
      Net cash (used for) provided by financing
         activities.........................................   (127,442)     60,510     400,453
                                                              ---------   ---------   ---------
         (Decrease) increase in cash and cash equivalents...     (1,749)      3,732       2,242
  Cash and cash equivalents, beginning of year..............      5,992       2,260          18
                                                              ---------   ---------   ---------
  Cash and cash equivalents, end of year....................  $   4,243   $   5,992   $   2,260
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     Developers Diversified Realty Corporation, related real estate joint ventures and its minority equity investment (the "Company" or "DDR"), are engaged in the business of acquiring, expanding, owning, developing, managing and operating shopping centers, enclosed malls and business centers. The Company's shopping centers are typically anchored by discount department stores (Wal-Mart, Kmart, Target), off price department stores (Kohl's, T.J. Maxx/Marshall's), home improvement stores (Home Depot, Lowes), supermarkets, book stores, office supply stores, electronic stores and drug stores which usually offer day-to-day necessities. At December 31, 2000, the Company owned shopping centers in 41 states. The tenant base includes primarily national and regional retail chains and local retailers, consequently, the Company's credit risk is concentrated in the retail industry.

     Revenues derived from the Company's two largest tenants, Wal-Mart and Kmart, aggregated 10.5%, 10.9% and 11.3% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively, as follows:

                           YEAR                             WAL-MART    KMART
                           ----                             --------    -----
2000......................................................    6.8%      3.7%
1999......................................................    7.6%      3.3%
1998......................................................    6.6%      4.7%

     The total percentage of Company-owned gross leasable area ("GLA") attributed to Wal-Mart and Kmart was 10.3% and 7.9%, respectively, at December 31, 2000. The Company's ten largest tenants comprised 24.8%, 22.6% and 24.4% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Management believes the Company's portfolio is diversified in terms of location of its shopping centers and its tenant profile. Adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect the Company's ability to attract or retain tenants. During 2000 and 1999, certain national and regional retailers experienced financial difficulties and several filed for protection under bankruptcy laws. Although the Company has experienced a number of tenants filing for protection under bankruptcy laws, the Company has not incurred any significant losses through February 21, 2001 with regard to the Company's portfolio of tenants.

  Principles of Consolidation

     All majority-owned subsidiaries and affiliates where the Company has financial and operating control are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures and companies for which the Company has the ability to exercise significant influence over but does not have financial or operating control are accounted for using the equity method of accounting. Accordingly, the Company's share of the earnings of these joint ventures and companies is included in consolidated net income. Other investments included in other assets are accounted for using the cost method of accounting.

 Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

     Non-cash investing and financing activities are summarized as follows (in millions):

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                     ------------------------
                                                     2000     1999      1998
                                                     -----    -----    ------
Contribution of net assets to joint ventures.......  $ 7.6    $21.2    $ 27.6
Consolidation of the net assets of joint ventures
  previously reported on the equity method of
  accounting.......................................   21.5       --        --
Minority interests and operating partnership units
  issued relating to shopping center
  acquisitions.....................................    0.3      2.7     108.5
Acquisition of a minority equity investment........     --       --       7.4
Mortgages assumed, shopping center acquisitions....   16.6     18.0     133.9
Other liabilities assumed, shopping center
  acquisitions.....................................     --       --       2.8
Accounts payable related to construction in
  progress.........................................    0.2      0.2       6.6
Two-for-one stock split............................     --       --       2.9
Conversion of debentures and related deferred
  finance costs....................................     --       --       6.7
Dividends declared, not paid.......................   19.8     20.8      20.1
Notes receivable exchanged for the purchase of a
  shopping center and common shares of the minority
  equity investment................................     --     22.0        --
Common stock received in settlement of bankruptcy
  claims...........................................    2.9       --        --
Real estate property assumed in conjunction with
  tenant lease termination.........................    0.6       --        --

     The foregoing transactions did not provide or use cash and, accordingly, they are not reflected in the consolidated statements of cash flows.

  Real Estate

     Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property's estimated undiscounted future cash flows, including estimated proceeds from disposition.

     Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

                   BUILDINGS                             18 TO 31 YEARS
                   ---------                             --------------
Furniture / Fixtures and Tenant Improvements...  Useful lives, which approximate lease terms, where applicable

     Depreciation expense was $54.2 million, $50.1 million and $43.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations which improve or extend the life of the asset are capitalized. Included in land at December 31, 2000, was undeveloped real estate, generally outlots or expansion pads adjacent to the shopping centers owned by the Company (excluding shopping centers owned through joint ventures), which aggregated approximately 100 acres.

     Construction in progress includes shopping center developments and significant expansions and redevelopments. The Company capitalizes interest on funds used for the construction, expansion or redevelopment of

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION shopping centers, including funds advanced to joint ventures with qualifying development activities. Capitalization of interest ceases when construction activities are completed and the property is available for occupancy by tenants. For the years ended December 31, 2000, 1999 and 1998, the Company capitalized interest of $18.2 million, $13.5 million, and $9.9 million, respectively. In addition, the Company capitalized certain construction administration costs of $3.2 million, $2.5 million and $1.8 million in 2000, 1999 and 1998, respectively.

  Deferred Financing Costs

     Costs incurred in obtaining long-term financing are included in deferred charges in the accompanying balance sheets and are amortized over the terms of the related debt agreements; such amortization is reflected as interest expense in the consolidated statements of operations.

  Revenue Recognition

     Minimum rents from tenants are recognized monthly using the straight-line method. Percentage and overage rents are recognized after a tenant's reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Ancillary and other property related income which primarily relates to the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in other income and recognized upon termination of a tenant's lease, which generally coincides with the final settlement.

  Accounts Receivable

     Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of approximately $2.6 million and $2.1 million at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, straight-line rent receivables, net of a provision for uncollectible amounts, aggregated $12.9 million and $8.3 million, respectively.

  Disposition of Real Estate and Real Estate Investments

     Disposition of real estate relates to the sale of outlots and land adjacent to existing shopping centers, shopping center properties and real estate investments and is generally recognized at closing when the earnings process is deemed to be complete.

  General and Administrative Expenses

     General and administrative expenses include internal leasing and legal salaries and related expenses which are charged to operations as incurred.

  Interest and Real Estate Taxes

     Interest and real estate taxes incurred during the development and significant expansion of shopping centers are capitalized and depreciated over the life of the building. Interest paid during the years ended December 31, 2000, 1999 and 1998, aggregated $93.1 million, $79.4 million and $63.4 million, respectively.

  Intangible Assets

     Intangible assets consist primarily of goodwill and property management contracts and rights to certain development projects obtained through the acquisitions of real estate management businesses, which are amortized on the straight-line basis over their estimated useful lives of 15 years. The carrying value of intangible

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible assets is less than their carrying value.

  Investments

     Included in other assets are investments accounted for using the cost method of accounting. Significant estimates were utilized by the Company in the determination of fair value of the securities. Management periodically evaluates the carrying amount of such securities to determine if a permanent impairment in value has occurred. At December 31, 2000, the Company believes all recorded amounts are fully recoverable.

  Derivative Financial Instruments

     The Company may from time to time enter into interest rate swap contracts as hedges against increasing rates on its variable rate debt. The Company does not utilize these arrangements for trading or speculative purposes. To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as a hedge and result in cash flows and financial statement effects which substantially offset those of the position being hedged. The Company records net amounts received or paid under these contracts as adjustments to interest expense. In 2000, the Company entered into two interest rate swap contracts. At December 31, 1999, there were no interest rate swap contracts or other similar derivative instruments outstanding. See
Note 3 for a description of the Company's funding commitment relating to its minority equity investment.

  Federal Income Taxes

     The Company has elected to be taxed as a qualified Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended. As a REIT, the Company is entitled to a tax deduction for the amount of dividends paid to its shareholders, thereby effectively subjecting the distributed net income of the Company to taxation at the shareholder level only, provided it distributes at least 95% of its taxable income and meets certain other REIT qualification requirements. As the Company distributed sufficient taxable income for the years ended December 31, 2000, 1999 and 1998, no U.S. Federal income or excise taxes were incurred. The Company is subject to state and local income and franchise taxes in certain states and municipalities which are reflected in operating and maintenance expenses.

     The tax basis of assets and liabilities exceeds the amounts reported in the accompanying financial statements by approximately $141 million, $122 million and $110 million at December 31, 2000, 1999 and 1998, respectively.

  Business Segment

     The principal business of the Company and its consolidated affiliates is the ownership, development and operation of retail shopping centers. The Company does not distinguish or group its operations on a geographical basis for purposes of measuring performance. Accordingly, the Company believes it has a single reportable segment for disclosure purposes in accordance with generally accepted accounting principles. Further, all operations are within the United States and significant tenant revenues have been previously disclosed.

  Comprehensive Income

     For the years ended December 31, 2000, 1999 and 1998, the Company had no items of other comprehensive income requiring additional disclosure.

  Treasury Stock

     The Company's share repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders' equity.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

  Stock Split

     The Company's Board of Directors approved a two-for-one stock split to shareholders of record on July 27, 1998. On August 3, 1998, each such shareholder received one common share for each share held. This stock split was effected in the form of a stock dividend. Accordingly, $2.9 million was transferred from additional paid in capital to common stock, representing the stated value of additional shares issued. All share and per share data and Operating Partnership Units ("OP Units") included in these consolidated financial statements including all related disclosures have been adjusted to reflect this split, except as indicated.

  New Accounting Standards

     In June, 1998, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 133 -- "Accounting for Derivative Instruments and Hedging Activities." This statement requires fair value accounting for all derivatives including recognizing all such instruments on the balance sheet with an offsetting amount recorded in the income statement or as part of comprehensive income. The new standard becomes effective for the Company for the year ending December 31, 2001. SFAS No. 137 deferred the effective date from December 31, 2000. The Company does not expect this pronouncement to have a material impact on the Company's financial position or cash flows.

     In December, 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which among other things, provides guidance on lessors' accounting for contingent rent. This bulletin clarifies that contingent rental income should be recognized once the factors that trigger payment actually occur. The adoption of this bulletin did not have a material impact on the Company's results of operations or financial position.

     In March, 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation." This interpretation clarified the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" for certain issues. This interpretation became effective for the Company on July 1, 2000. The adoption of this interpretation did not have a material impact on the Company's results of operations or financial position.

  Reclassification

     Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

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

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

2. ADVANCES TO AND INVESTMENTS IN JOINT VENTURES

     Combined condensed financial information of the Company's joint venture investments and joint venture investments held through an equity affiliate of the Company are summarized as follows (in thousands):

                                                           DECEMBER 31,
                                                    --------------------------
             COMBINED BALANCE SHEETS                   2000            1999
             -----------------------                ----------      ----------
Land..............................................  $  301,409      $  262,485
Buildings.........................................   1,055,704         917,507
Fixtures and tenant improvements..................      10,412           3,976
Construction in progress..........................     102,353         187,825
                                                    ----------      ----------
                                                     1,469,878       1,371,793
Accumulated depreciation..........................    (106,964)        (82,481)
                                                    ----------      ----------
Real estate, net..................................   1,362,914       1,289,312
Other assets......................................      91,182          77,207
                                                    ----------      ----------
                                                    $1,454,096      $1,366,519
                                                    ==========      ==========
Mortgage debt.....................................  $  942,451      $  887,650
Amounts payable to DDR............................     105,527         123,743
Other liabilities.................................      29,154          48,913
                                                    ----------      ----------
                                                     1,077,132       1,060,306
Accumulated equity................................     376,964         306,213
                                                    ----------      ----------
                                                    $1,454,096      $1,366,519
                                                    ==========      ==========
Company's proportionate share of accumulated
  equity..........................................  $  126,114      $  153,745
                                                    ==========      ==========

                                             FOR THE YEAR ENDED DECEMBER 31,
                                             --------------------------------
     COMBINED STATEMENTS OF OPERATIONS         2000        1999        1998
     ---------------------------------       --------    --------    --------
Revenues from operations...................  $193,274    $170,714    $109,752
                                             --------    --------    --------
Rental operation expenses..................    56,834      51,170      28,045

Depreciation and amortization expense......    27,270      22,949      16,009
Interest expense...........................    67,539      58,894      40,942
                                             --------    --------    --------
                                              151,643     133,013      84,996
                                             --------    --------    --------
Income before gain on sale of real estate
  and investments..........................    41,631      37,701      24,756
(Loss) gain on sales of real estate and
  investments, net of tax..................       (86)        344         314
                                             --------    --------    --------
Net income.................................  $ 41,545    $ 38,045    $ 25,070
                                             ========    ========    ========
Company's proportionate share of net
  income...................................  $ 18,769    $ 20,621    $ 12,888
                                             ========    ========    ========

     The Company has made advances to several partnerships in the form of notes receivable which accrue interest at rates ranging from LIBOR plus 1.10% to fixed rate loans of 12%. Maturity dates range from payment on demand to December 2008. In December 1999, one of the Company's joint ventures refinanced its secured mortgage and entered into a ten-year fixed rate mortgage for $21.3 million with interest at 8.46%. Additional

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION proceeds from this refinancing, aggregating $6.4 million, were used to partially repay a note payable to the Company. Included in the Company's accounts receivable is approximately $1.2 million and $1.4 million at December 31, 2000 and 1999, respectively, due from affiliates related to construction receivables.

     Advances to and investments in joint ventures include the following items which represent the difference between the Company's investment and its proportionate share of the joint ventures underlying net assets (in millions):

                                                             FOR THE YEAR ENDED
                                                                DECEMBER 31,
                                                             ------------------
                                                              2000       1999
                                                             -------    -------
Basis differential*........................................  $ 45.1     $ 44.1
Deferred development fees, net of portion relating to the
  Company's interest.......................................    (2.1)      (2.6)
Basis differential upon transfer of assets*................   (24.3)     (19.9)
Notes receivable from investments..........................    10.6         --

---------------

* Basis differentials occur primarily when the Company has purchased an interest in existing joint ventures at fair market values which differ from their proportionate share of the historical net assets of the joint ventures. In addition, certain acquisition, transactions and other costs, including capitalized interest, may not be reflected in the net assets at the joint venture level. Basis differentials upon transfer of assets is primarily associated with assets previously owned by the Company which have been transferred into a joint venture at fair value. This amount represents the aggregate difference between the Company's historical cost basis and the value reflected at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related asset and included in the Company's share of equity in net income of joint ventures.

     Service fees earned by the Company through management, leasing, development and financing activities performed related to the Company's joint ventures, are as follows (in millions):

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                         --------------------
                                                         2000    1999    1998
                                                         ----    ----    ----
Management fees and leasing commissions................  $6.7    $5.7    $3.2
Development fees.......................................   2.6     1.4     1.7
Interest income........................................   3.4     4.4     2.4

     In February, 2000, the Company entered into an agreement to sell 60% of its half interest in the Community Centers Joint Venture to DRA Advisors, Inc. at a price of $163 million comprised of cash of $66 million and debt assumed of approximately $97 million. In conjunction with this transaction, the Company recognized a gain of approximately $16.1 million. Subsequent to this transaction, the Company maintains an effective ownership interest of 20% with investment funds advised by DRA Advisors, Inc., owning 80%. The Company continues to be responsible for the day-to-day management of the shopping centers owned by the joint venture and receives fees for such services.

     In February, 2000, the Company formed a joint venture with DRA Advisors, Inc. whereby the Company contributed a wholly-owned shopping center property in Phoenix, Arizona valued at approximately $26.7 million and related mortgage debt of $18.0 million and, in exchange, received a 50% equity ownership interest in the joint venture and cash proceeds of approximately $4.3 million. In conjunction with this transaction, the Company recognized a gain of approximately $0.5 million associated with the sale of its partial interest. The Company continues to manage and operate the shopping center and receives fees for such services.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

     In September, 1999, the Company transferred its interest in a shopping center under development in Coon Rapids, Minnesota, a suburb of Minneapolis, to a joint venture in which the Company retained a 25% ownership interest. The Company effectively sold a 75% interest in this project and was reimbursed $2.5 million relating to development costs previously incurred on this project. See also Transactions with Related Parties (Note 13).

     In April, 1999, the Company acquired a 50% interest in a 206,000 square foot shopping center in St. Louis, Missouri. The joint venture's aggregate purchase price was approximately $16.6 million. In November 1999, the Company acquired, through a 50% owned joint venture, the fourth phase of a shopping center in Phoenix, Arizona which aggregates 125,000 square feet. The joint venture's aggregate purchase price for the fourth phase of this center was approximately $15.6 million.

     In January, 1999, the Company loaned $49.2 million to a 50% owned joint venture. The joint venture entered into a corresponding mortgage note payable to the Company bearing an interest rate of LIBOR plus 2.75%. In addition, the Company received a loan origination fee for this transaction of $0.4 million which is included in other revenue in the consolidated statements of operations. In March, 1999, the joint venture obtained a bridge loan, which was converted into a permanent mortgage in June, 1999, and used the proceeds to repay the mortgage note to the Company.

     The Company's joint venture agreements generally include provisions whereby each partner has the right to trigger a purchase or sale of its interest in the joint ventures (Reciprocal Purchase Rights) or to initiate a purchase or sale of the properties (Property Purchase Rights) after a certain number of years or if either party is in default of the joint venture agreements.

     In addition, certain of the joint venture agreements include a provision whereby the Company's joint venture partners may convert all, or a portion of, their respective interest in such joint ventures into common shares of the Company. The terms of the conversion are set forth in the governing documents of such joint ventures. However, if the joint venture partners elect to convert their respective interest into common shares, the Company will have the option to pay cash instead of issuing common shares. If the Company agrees to the issuance of common shares, the agreement provides that the converting joint venture partner will execute a lock-up arrangement acceptable to the Company.

THE COMPANY'S INVESTMENTS IN THE COMBINED STATEMENTS ABOVE REFLECT THE
FOLLOWING:

  Retail Value Fund

     In February, 1998, the Company and an equity affiliate of the Company, entered into an agreement with Prudential Real Estate Investors ("PREI") and formed the Retail Value Fund (the "Fund"). The Fund's ownership interests in each of the projects, unless discussed otherwise, are generally structured with the Company owning a 24.75% limited partnership interest, PREI owning a 74.25% limited partnership interest and Coventry Real Estate Partners ("Coventry"), which is 79% owned by an equity affiliate of the Company, owning a 1% general partnership interest. The Fund invests in retail properties within the United States that are in need of substantial retenanting and market repositioning and may also make equity and debt investments in companies owning or managing retail properties as well as in third party development projects that provide significant growth opportunities. The retail property investments may include enclosed malls, neighborhood and community centers or other potential commercial development and redevelopment opportunities. Since 1998, the Fund has invested approximately $430 million in real estate assets.

     In 1998, the Fund acquired an ownership interest in 33 retail sites formerly occupied by Best Products. Through June, 1999, the Fund had sold all of its interest in these sites, 20 of which were sold to various third parties, and the remaining 13 sites were sold, at an aggregate price of $29.7 million, to DD Development Company ("DD Dev"), a management service company in which DDR owns a 95% economic ownership interest. The Fund acquired six operating retail shopping centers in Kansas and Missouri in September, 1999.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

In 1999 and 2000, the Company entered into separate agreements with the Fund to acquire the Company's 50% joint venture interest relating to the development of six shopping centers located in Plainville, Connecticut; Deer Park, Illinois; Hagerstown, Maryland; Salem, New Hampshire; Round Rock, Texas and San Antonio; Texas. During 2000 and 1999, the Company was reimbursed approximately $33.8 million and $74.3 million, respectively, relating to advances previously made to these joint ventures, associated with development costs incurred on each of these projects. With the exception of the San Antonio, Texas project, all of the projects were substantially completed at December 31, 2000. The Fund has also commenced the redevelopment of a retail site in Long Beach, California that will create approximately 446,000 square feet of retail space. In 2000, the Fund entered into an agreement to acquire 11 properties, located in western states, at an aggregate cost of approximately $266 million from Burnham Pacific Properties, Inc. ("Burnham"). Two of the properties were acquired in December, 2000; the Company's 20% ownership interest aggregated $9.7 million. Four of the properties were acquired through February 21, 2001; the Company's 20% interest aggregated $11.2 million. The remaining five properties are expected to close in the first half of 2001. The Company will earn fees for managing and leasing the properties.

     The Company and Coventry were also selected by Burnham to serve as its liquidation agent pursuant to Burnham's plan of liquidation. The liquidation portfolio includes 47 properties aggregating 5.8 million square feet. The Company is providing property management services for this portfolio and is receiving property management, leasing and development fees for its services at market rates. The appointment of Coventry and the Company was effective on December 15, 2000 following approval from Burnham's shareholders.

     As discussed above, Coventry generally owns a 1% interest in each of the Fund's investments and, except for the Fund's investment associated with properties acquired from Burnham, as discussed above, Coventry generally is also entitled to receive an annual asset management fee equal to 0.5% of total assets (except for San Antonio, Texas, where such 0.5% fee is not applicable) plus one third of all profits, once the limited partners have received a 10% preferred return and all capital previously advanced. The remaining two thirds of the profits in excess of the 10% preferred return is split proportionately among the limited partners. With regard to the Fund's investment associated with the acquisition of shopping centers from Burnham, Coventry, in addition to its 1% general partnership interest, will be entitled to receive from the Fund a $1 million acquisition fee once approximately $200 million of assets are acquired from Burnham for services performed in conjunction with the due diligence and related closing of the acquisition. In addition, Coventry will receive annual asset management fees equal to 0.8% of total revenue collected from these assets plus a minimum of 25% of all amounts in excess of a 10% annual preferred return to the limited partners which could increase to 35% if returns to the limited partners exceed 20%. As previously discussed, Coventry is providing liquidation services for Burnham and will receive asset management fees at market rates in relation to the liquidation portfolio.

  Management Service Companies

     The Company owns a 95% economic interest in two management service companies of which the Company owns 1% of the voting and 100% of the non-voting common stock. At December 31, 2000, these equity affiliates own: (i) a 20% to 25% joint venture interest in various Fund investments discussed above, (ii) an 83.75% joint venture interest which owns seven retail sites formerly occupied by Best Products, five of which were fully leased and one is partially leased, and
(iii) certain assets, as discussed below, were received in settlement of advances made to DDR OliverMcMillan, which include:

     - A 100% interest in a retail site under development in Long Beach, California;

     - A 100% interest in residual land in San Diego, California; and

     - A $1.1 million note receivable, secured by certain real estate.

     See discussion below regarding the Company's termination of its entity level investment with DDR OliverMcMillan.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

     In 2000, the joint venture disposed of six former Best Products sites with aggregate proceeds of approximately $25.1 million and recognized a gain, net of tax, of approximately $1.7 million. This gain was offset, in part, by a $1.8 million impairment write-off, net of tax, of an investment in a technology company.

     The Company also owns a 50% equity ownership interest in a management company and a development company in St. Louis, Missouri. The Company is entitled to the first $1 million of net operating income through 2003, as defined in the agreement, on an annual basis.

  Shopping Center Joint Ventures

     The Company owns an 80% equity ownership interest in two joint ventures each owning an operating shopping property in Columbus, Ohio of which the Company does not have financial or operating control.

     The Company owns a 50% equity ownership interest in 11 different joint ventures which, in the aggregate, own 15 operating shopping centers.

     The Company also owns a 50% equity ownership interest in two joint ventures, each of which is developing a shopping center in Jefferson Country, Missouri and Salisbury, Maryland, respectively.

     The Company owns a 35% equity ownership interest in a joint venture which owns an operating shopping center property in San Antonio, Texas.

     The Company owns a 25% ownership interest in a joint venture which owns a shopping center property under development located in Coon Rapids, Minnesota.

     The Company owns an effective 20% equity interest in the Community Centers Joint Venture which, in the aggregate, owns ten operating shopping center properties. As described above, prior to February 29, 2000, the Company owned a 50% joint venture interest.

     As previously discussed, the Company provides property management, leasing and development services to each of the joint ventures at market rates.

  DDR OliverMcMillan

     In December, 2000, the Company through an equity affiliate terminated its entity level investment with DDR OliverMcMillan. In settlement of advances to DDR OliverMcMillan, the Company and an equity affiliate of the Company, received two operating properties, one of which is located in Reno, Nevada and the other located in Oceanside, California; a development project in Long Beach, California; residual land located in San Diego, California; and notes receivable, secured by real estate. The aggregate value associated with these assets was approximately $37 million of which approximately $18 million is reflected within the Company's consolidated real estate assets and the remaining $19 million is reflected within advances to and investments in joint ventures. The Company believes the aggregate value of these assets received approximates the advances outstanding at the date of settlement.

3. MINORITY EQUITY INVESTMENT

     At December 31, 2000 and 1999, the Company owned 9,656,650 common shares in American Industrial Properties REIT (NYSE: IND) ("AIP") representing approximately 46.0% of AIP's total common shares. In 1999, the Company acquired 1,897,844 common shares of AIP at prices ranging from $14.93 to $15.50 per share.

     On November 1, 2000, DDR Transitory Sub, Inc. ("DDR Sub"), a subsidiary of the Company, and AIP entered into an agreement and plan of merger. Pursuant to the merger agreement, DDR Sub will be merged with and into AIP and AIP will become a wholly-owned subsidiary of the Company. In connection with the merger agreement, AIP also entered into: (i) an agreement to sell 31 properties to client accounts managed by

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

Lend Lease Real Estate Investment, Inc. ("Lend Lease") for a gross purchase price, including assumed debt, of approximately $292.5 million and (ii) an agreement to sell an office building to a third party for a gross purchase price, including assumed debt, of approximately $55.4 million which was sold by AIP in November 2000. The property sales listed in (i) and (ii) of the immediately preceding sentence are conditions to the closing of the merger, which is expected to occur in the second quarter of 2001. Upon closing of the merger, each of AIP's common shares (other than shares owned in treasury, by the Company, DDR Sub or dissenting shareholders), will be converted into the right to receive not less than $12.47 per share subject to certain adjustments. Each common share of DDR Sub will be converted into one common share of AIP in connection with the merger, resulting in the Company being the majority shareholder of AIP. The effect of the aforementioned transactions is that upon consummation, the Company will (through AIP) own and control AIP's 39 remaining properties. The closing of these transactions are subject to customary conditions in addition to the approval of AIP's shareholders.

     The Company's investment is accounted for using the equity method of accounting. The aggregate acquisition price for the shares held by the Company exceeded the Company's share of the historical underlying net assets of AIP by approximately $28.6 million which has been assigned principally to real estate with the remainder to goodwill. The portion attributable to real estate is being amortized over 40 years and the amount associated with goodwill is being amortized over 15 years. Accordingly, the Company's equity in net income from minority equity investment is adjusted to reflect the gain or loss on sale of real estate and the amortization of amounts resulting from these basis differences. At December 31, 2000, AIP's share price closed on the NYSE at $12.25 per share which was adjusted to reflect the $1.27 per share dividend payable at December 31, 2000. At December 31, 2000, the Company's aggregate market investment in AIP, including the dividend receivable, was approximately $130.6 million.

     Pursuant to the terms of the original purchase agreement, AIP may, under certain circumstances and subject to certain limitations, exercise a put right that would require the Company to purchase additional common or convertible preferred shares of AIP for a total amount not to exceed $200 million at a price not to exceed $15.50 and $14.00 per share, respectively. AIP can only exercise its right to put these additional shares for the purpose of financing property acquisitions approved by AIP's Board of Trust Managers. This right was scheduled to expire on November 20, 2000. At November 1, 2000, the date the merger agreement was signed, $166.6 million remained outstanding pursuant to this put right. If the merger does not close by May 31, 2001 due to a breach of the merger agreement by the Company or DDR Sub, AIP will retain its right to cause the Company to purchase up to $166.6 million in common or convertible preferred shares from AIP. AIP's right would be extended for a period of time from its original termination date of November 20, 2000, by the number of days between June 19, 2000 and the later of (i) the date on which the breach occurs or (ii) the first date on which a trust manager, not designated by the Company, becomes aware of the breach.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

     Summarized financial information, as reflected on the accounts of AIP is as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Balance sheet:
  Land.................................................  $150,108    $159,566
  Buildings............................................   453,168     482,620
                                                         --------    --------
                                                          603,276     642,186
  Less accumulated depreciation........................   (55,341)    (46,931)
                                                         --------    --------
  Real estate, net.....................................   547,935     595,255
  Other assets.........................................    44,103      25,427
                                                         --------    --------
                                                         $592,038    $620,682
                                                         ========    ========
  Mortgage debt........................................  $284,924    $334,873
  Other liabilities and minority interests.............    41,912      27,321
                                                         --------    --------
                                                          326,836     362,194
  Accumulated equity...................................   265,202     258,488
                                                         --------    --------
                                                         $592,038    $620,682
                                                         ========    ========

                                                   FOR THE
                                                 YEAR ENDED         FOR THE PERIOD
                                                DECEMBER 31,       JULY 30, 1998 TO
                                              -----------------      DECEMBER 31,
                                               2000      1999            1998
                                              -------   -------    ----------------
Statement of operations:
  Revenues from operations..................  $90,414   $87,617        $ 25,460
                                              -------   -------        --------
  Rental operation expenses.................   31,357    31,512          10,405
  Depreciation and amortization expense.....   13,552    14,535           4,219
  Interest expense(1).......................   25,506    26,562           7,766
  Provisions for losses on real estate......       --        --          10,060
                                              -------   -------        --------
                                               70,415    72,609          32,450
                                              -------   -------        --------
  Income (loss) from operations.............   19,999    15,008          (6,990)
  Minority interests........................     (580)     (313)            166
  Equity in net income of joint ventures....      120       624              --
  (Gain) loss on sales of real estate.......   26,803      (200)             --
                                              -------   -------        --------
  Income (loss) before charge for change in
     control and extraordinary item.........   46,342    15,119          (6,824)
  Charge for change in control..............       --        --          (5,780)
                                              -------   -------        --------
  Income (loss) before extraordinary item...   46,342    15,119         (12,604)
  Extraordinary item........................     (329)     (513)             --
                                              -------   -------        --------
     Net income (loss)......................  $46,013   $14,606        $(12,604)
                                              =======   =======        ========

---------------

(1) Interest expense includes $0.1 million and $0.7 million in 1999 and 1998, respectively, paid to the Company on advances made at an interest rate of 10.25%.

     For the year ended December 31, 2000, 1999 and for the period from July 30, 1998 to December 31, 1998, the Company recorded equity in net income from minority equity investment of $6.2 million, $5.7 million and $0.9 million, respectively. The difference between the Company's share in net income as reported in the financial statements of AIP is attributable to adjustments relating to depreciation and amortization and gain (loss) on sales

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION of real estate associated with the $28.6 million basis adjustments discussed above. In addition, the $6.2 million net income from minority equity investment recorded in 2000 includes a $4.9 million impairment loss relating to the pending sale of 31 properties to Lend Lease partially offset by a $3.6 million gain, as adjusted, from the sale of an office building in the fourth quarter of 2000. Also, for the period July 30, 1998 to December 31, 1998, the $0.9 million reported by the Company represents the Company's equity in AIP's $3.2 million of income before provisions for loss on real estate and change in control charges. In 1998, the real estate impairment and change in control charges detailed above are reconciling items between the Company's proportionate share of AIP's reported results of operations and the amount reflected in the Company's financial statements as equity in net income from minority equity investment. These amounts were considered in DDR's allocation of purchase price associated with its investment in AIP as discussed above.

4. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

     During the years ended December 31, 2000, 1999 and 1998, the Company completed the acquisition of 39 shopping centers, excluding those acquired through joint ventures as discussed in Note 2, (one in 2000, three in 1999, and 35 in 1998) at a total purchase price of approximately $850 million. These acquisitions were accounted for using the purchase method of accounting. Significant acquisitions were as follows:

     In 1998, in a single transaction with Continental Real Estate Companies of Columbus, Ohio, the Company completed the acquisition of 13 shopping centers, four of which were acquired through joint ventures. The 13 shopping centers total 2.2 million gross square feet of Company-owned retail space. The aggregate cost of these centers was $222.3 million of which the Company's share was $184.4 million. The Company's net investment was initially funded through its revolving credit facilities, cash and liabilities assumed of approximately $92.7 million, mortgages assumed of approximately $82.9 million (including $54.7 million of joint venture mortgage debt) and the issuance of OP Units valued at approximately $8.8 million. In certain circumstances and at the option of the Company, these units are exchangeable into 438,561 shares of the Company's common stock of which 385,993 units remain outstanding at December 31, 2000.

     In July 1998, the Company acquired from Hermes Associates of Salt Lake City, Utah, nine shopping centers, one office building and eight additional expansion, development or redevelopment projects. The nine shopping centers aggregate 2.4 million square feet of total GLA. The total consideration for this portfolio was approximately $309 million comprised of $30.6 million of debt assumed, the issuance of 3.6 million OP Units, valued at $73 million, $194.2 million of cash and $11.2 million of other liabilities assumed, including contingently issuable OP Units valued at approximately $8.9 million. In July, 2000, the Company acquired all of the OP Units originally issued including contingently issuable OP Units for approximately $81.9 million.

     In July, 1998, the Company also acquired 13 shopping centers aggregating approximately 1.6 million square feet in the St. Louis, Missouri area, at an aggregate cost of $152.5 million. Two of these centers were subsequently sold at an aggregate price of approximately $4.4 million. The Company also acquired a 50% ownership interest in the Sansone Group's management company and development company. The Company's net investment in this portfolio aggregated $162.6 million comprised of $27.6 million of debt assumed and $135 million of cash.

     The operating results of the acquired shopping centers are included in the results of operations of the Company from the date of purchase, including the acquisition of properties owned through joint ventures, discussed in Note 2. The properties owned through joint ventures are included in equity in net income of joint ventures in the consolidated statements of operations.

     The following unaudited supplemental pro forma information is presented to reflect the effects of the common share offerings, preferred share offerings, debt offerings and the property acquisitions consummated through December 31, 1999, including the joint venture formations and acquisitions (Note 2), as if all such transactions had occurred on January 1, 1998 with regard to the 1998 and 1999 acquisitions. Pro forma

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION information is not presented for the year ended December 31, 2000 and 1999, as the shopping centers acquired in 2000 and 1999 were either under development or in the lease-up phase and, accordingly, the related operating information for such centers does not exist prior to acquisition or would not be meaningful. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

                                                              FOR THE YEAR ENDED
                                                             DECEMBER 31, 1998(a)
                                                                 (UNAUDITED)
                                                             --------------------
Pro forma revenues.........................................        $229,678
                                                                   ========
Pro forma income before extraordinary item.................        $ 80,994
                                                                   ========
Pro forma net income applicable to common shareholders:....        $ 55,547
                                                                   ========
Pro forma net income applicable to common shareholders:
  Basic....................................................        $   0.97
                                                                   ========
  Diluted..................................................        $   0.93
                                                                   ========

---------------

(a) Reflects revenues and expenses of the properties acquired in 1999 and 1998 for the period January 1, 1998 through the effective date of acquisition. Operating results for the Company's acquired properties located in Columbus (Easton Market), Ohio; Princeton, New Jersey; Portland, Oregon; St. Louis (American Plaza) Missouri; St. Louis (Promenade at Brentwood), Missouri; Florence, Kentucky; Fayetteville, Arkansas; Salisbury, Maryland and Phoenix, Arizona are not reflected in the 1998 pro forma information prior to their respective acquisition dates because these shopping centers were either under development or in the lease-up phase and, accordingly, the related operating information for such centers either does not exist or would not be meaningful. In addition, the 1998 pro forma information does not include the results of shopping center expansions occurring at five of the shopping centers acquired by the Company.

5. DISPOSITION OF REAL ESTATE AND INVESTMENTS

     During 2000, the Company recorded a gain on disposition of real estate and investments which aggregated $23.4 million. The Company sold several properties including shopping centers located in Stone Mountain, Georgia; Florence, Kentucky; a portion of a shopping center in Las Vegas, Nevada and Wal-Mart stores in Camden, South Carolina and New Bern and Washington, North Carolina and its 50% joint venture interest in a recently developed shopping center in Fenton, Missouri. The aggregate net gain from the aforementioned transactions was $6.8 million. In addition, the Company sold 60% of its half interest in a joint venture which owns 10 operating shopping centers and recognized a gain of approximately $16.1 million. In connection with the formation of one joint venture, the Company sold one property, received cash and a 50% partnership interest and recognized a gain of approximately $0.5 million for the 50% interest deemed to be sold. Net proceeds received in conjunction with the above sales aggregated $133.0 million.

     During 1999, the Company recorded a loss on disposition of real estate and investments aggregating $2.2 million relating to the sale of a shopping center and residual land in Pensacola, Florida to a major retailer. In connection with this disposition, the Company developed a 17,000 square foot shopping center adjacent to the site sold. In addition, the Company sold four properties at an aggregate gain of approximately $0.5 million which offsets the previously described loss within the consolidated statements of operations. Net proceeds received in conjunction with the above sales aggregated $13.9 million. During 1998, the Company sold various outlots adjacent to the Company's shopping centers and recognized an aggregate gain of $0.2 million and received net proceeds of $6.7 million.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

6. NOTES RECEIVABLE

     The Company has issued notes receivable, including accrued interest, aggregating $4.8 million and $5.6 million at December 31, 2000 and 1999, respectively. The notes are secured by certain rights in future development projects, partnership interests and personal guaranties. The notes bear interest ranging from 10.5% to 12.0% with maturity dates ranging from May 2001 to December 2002.

7. DEFERRED CHARGES

     Deferred charges consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Deferred financing costs.................................  $ 9,561    $ 7,298
Less-accumulated amortization............................   (3,603)    (3,382)
                                                           -------    -------
                                                           $ 5,958    $ 3,916
                                                           =======    =======

     The Company incurred deferred finance costs aggregating $3.8 million and $0.2 million in 2000 and 1999, respectively, primarily relating to the Company's unsecured revolving credit agreements (Note 8). Amortization of deferred charges was $1.8 million, $1.5 million and $1.4 million for the years ended December 2000, 1999 and 1998, respectively.

     During 1998, the Company wrote off $0.9 million (none in 2000 and 1999) of unamortized deferred finance costs in conjunction with the amendment and restructuring of its Unsecured Revolving Credit Facility (Note 8) and the repayment of certain secured indebtedness.

8. REVOLVING CREDIT FACILITIES

     Since May 1995, the Company has maintained an unsecured revolving credit facility from a syndicate of financial institutions for which Bank One, NA serves as agent (the "Unsecured Credit Facility"). During 2000, the Company renegotiated, expanded and extended this facility and increased the available borrowing capacity to $550 million from $375 million, adjusted the spread over LIBOR to 1.10%, modified certain covenants and extended the term for an additional two years to May 31, 2003. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (1.10% at December 31, 2000). The spread is dependent on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets, debt service coverage and fixed charge coverage. The facility also provides for a facility fee of 0.2% on the entire facility. The Unsecured Credit Facility is used to finance the acquisition and development of real estate, to provide working capital and for general corporate purposes. At December 31, 2000 and 1999, total borrowings under this facility aggregated $419.5 million and $272.0 million, respectively, with a weighted average interest rate, excluding the effects of the interest rate swaps in 2000, of 7.8% and 7.3%, respectively.

     During the first quarter of 1998, the Company recognized a non-cash extraordinary charge of approximately $0.9 million ($0.01 per common share), relating to the write-off of unamortized deferred finance costs associated with the former revolving credit facility.

     In September 1996, the Company entered into a three-year $10 million unsecured revolving credit facility with National City Bank, (together with the $550 million Unsecured Credit Facility, the "Revolving Credit Facilities"). In 1999 and 2000, the Company amended this facility to increase the available borrowings to $25 million, to convert it to a secured revolving credit facility and to extend the agreement through

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

November 2002. This credit facility is secured by certain partnership investments. The Company maintains the right to reduce this facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (1.10% at December 31, 2000). The spread is dependent on the Company's long term senior unsecured debt rating from Standard and Poor's and Moody's Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets, debt service coverage and fixed charge coverage. The facility also provides for commitment fees of 0.15% on the unused credit amount. At December 31, 2000 and 1999, total borrowings under this facility aggregated $21.0 million and $18.8 million, respectively, with a weighted average interest rate of 7.5% and 7.3%, respectively.

     Total fees paid by the Company on its Revolving Credit Facilities in 2000, 1999 and 1998, aggregated approximately $0.9 million, $0.6 million and $0.5 million, respectively.

9. FIXED RATE SENIOR NOTES

     The following is a summary of the Company's outstanding unsecured fixed rate senior notes:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Unsecured Fixed Rate Senior Notes(1)...................  $417,519    $517,470
Pass-Through Asset Trust Securities(2).................    74,912      74,841
                                                         --------    --------
                                                         $492,431    $592,311
                                                         ========    ========

---------------

(1) Two of the senior notes were issued at a discount. One matured and was repaid in May, 2000. The unamortized discount aggregated $0.2 million at December 31, 2000 and 1999. The effective interest rates of these notes range from 6.65% to 7.67% per annum.

(2) In March 1997, the Company issued, through a grantor trust, $75 million of Pass-Through Asset Trust Securities (PATS), due March 2002, at a discount of 99.53%. These certificates are secured by fifteen-year notes maturing March 2012, issued by the Company to the trust. The trust sold an option which enables the option holder to re-market the certificates upon maturity in March 2002. Simultaneously with the sale of the certificates, the trust purchased the notes from the Company for a premium in the amount of the option payment. This premium, $1.1 and $1.2 million at December 31, 2000 and 1999, respectively, is being amortized over the fifteen-year life of the notes and is included in other liabilities in the consolidated balance sheet. If the option holder does not elect to remarket the certificates, then they become due and payable in March 2002. Interest is paid semi-annually in arrears on March 15 and September 15.

     The above fixed rate senior notes have maturities ranging from February 2001 to July 2018. Interest rates ranged from approximately 6.58% to 7.5% (averaging 7.2% at December 31, 2000 and 1999). These notes may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements. The fixed rate senior notes were issued pursuant to an indenture dated May 1, 1994 which contains certain covenants including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. Interest is paid semi-annually in arrears on May 15 and November 15.

10. MORTGAGES PAYABLE AND SCHEDULED PRINCIPAL REPAYMENTS

     At December 31, 2000, mortgages payable, collateralized by certain notes receivable, investments and real estate with a net book value of approximately $866.7 million and related tenant leases, are generally due in monthly installments of principal and/or interest and mature at various dates through 2027. Interest rates ranged from approximately 6.0% to 9.75% (averaging 8.3% at December 31, 2000 and 1999). Variable rate debt obligations, included in mortgages payable at December 31, 2000 and 1999, totaled approximately $127.5 million

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION and $110.6 million, respectively. Interest rates on the variable rate debt averaged 8.2% and 7.3% at December 31, 2000 and 1999, respectively.

     As of December 31, 2000, the scheduled principal payments of the Revolving Credit Facilities, fixed rate senior notes and mortgages payable for the next five years and thereafter are as follows:

   YEAR       AMOUNT
   ----     ----------
2001        $  157,687
2002           102,994
2003           456,451
2004            71,167
2005             7,366
Thereafter     431,910
            ----------
            $1,227,575
            ==========

     Principal payments in the year 2002 and 2003 include $21.0 million and $419.5 million, respectively, associated with the maturing of the Revolving Credit Facilities.

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

  Notes receivable and advances to affiliates

     The fair value is estimated by discounting the current rates at which similar loans would be made. At December 31, 2000 and 1999, the carrying amounts reported in the balance sheet approximate fair value.

  Debt

     The carrying amounts of the Company's borrowings under its Revolving Credit Facilities approximate fair value because such borrowings are at variable rates. The fair value of the fixed rate senior notes is based on borrowings with a similar remaining maturity based on the Company's estimated interest rate spread over the applicable treasury rate. Fair value of the mortgages payable is estimated using a discounted cash flow analysis, based on the Company's incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturities.

  Interest rate swaps

     The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio. The Company may, from time to time, enter into interest rate hedge agreements to manage interest

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION costs and risks associated with changing interest rates. In October, 2000, the Company entered into two interest rate swaps aggregating $100 million. These swaps effectively convert $100 million of variable rate debt to a fixed rate of approximately 7.6% through October 2002. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the swaps.

     The fair value of interest rate swaps is based upon the estimated amounts that the Company would receive or pay to terminate the contract at the reporting date. Fair value of the swaps is estimated using a binomial pricing model.

     Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

     Financial instruments at December 31, 2000 and 1999, with carrying values that are different than estimated fair values are summarized as follows (in thousands):

                                                    2000                             1999
                                        -----------------------------    -----------------------------
                                        CARRYING AMOUNT    FAIR VALUE    CARRYING AMOUNT    FAIR VALUE
                                        ---------------    ----------    ---------------    ----------
Fixed Rate Senior Notes...............     $492,431         $471,448        $592,311         $565,871
Mortgages payable.....................      294,645          301,761         268,965          273,343
                                           --------         --------        --------         --------
                                            787,076          773,209         861,276          839,214
Derivatives -- interest rate swaps....          (55)           1,433              --               --
                                           --------         --------        --------         --------
                                           $787,021         $744,642        $861,276         $839,214
                                           ========         ========        ========         ========

12. MINORITY EQUITY INTERESTS, PREFERRED OPERATING PARTNERSHIP MINORITY INTERESTS, OPERATING PARTNERSHIP MINORITY INTERESTS, PREFERRED SHARES AND COMMON SHARES

  Minority Equity Interests

     The Company owns a majority ownership interest in a shopping center and development parcels in Utah. The minority partners' equity interest in this partnership is $8.2 million at December 31, 2000 and 1999. Minority equity interest expense includes approximately $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2000, 1999, and 1998, respectively, related to the minority partner's share of net income.

  Preferred Operating Partnership Minority Interests

     In 1998, the Company issued $35 million of preferred operating partnership minority interests to a private investment partnership. These securities are a combination of preferred equity securities and a warrant to purchase approximately 1.6 million common shares of the Company at a price of $21.625 per share or 1.4 million Class D cumulative redeemable preferred shares at a price of $25 per share. The Company recorded $32.9 million as preferred operating partnership minority interests and $2.1 million to additional paid in capital in respect of the warrant. The preferred equity securities are structured as 8.5% cumulative redeemable preferred units of DDRC Great Northern L.P., a wholly owned, consolidated partnership. The preferred units are redeemable without restriction by the investment partnership, for cash or common shares at the option of the Company, and redeemable after five years by DDRC Great Northern L.P. for cash or common shares at the investment partnership's option. In addition, if the warrant is exercised, the Company has the right to redeem the preferred units. Generally, the warrant has a perpetual term, but will expire upon redemption of the preferred units.

     In September, 1999 and May, 2000, the Company completed, through a consolidated partnership, a $75 million and $105 million private placement of 8.875% and 9.0%, cumulative perpetual preferred "down-REIT" preferred partnership units, respectively, together with the preferred units discussed above, ("Preferred Units"), with an institutional investor. The units may be exchanged, under certain circumstances, for

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

Class K and Class J, 8.875% and 9.0%, respectively, cumulative preferred shares of the Company. The units may be exchangeable into common shares if the Company fails to pay dividends for six consecutive quarters. The net proceeds of approximately $175.1 million were effectively used to repay approximately $25.8 million in mortgage indebtedness and $40.1 million in convertible debentures which matured on August 15, 1999 and $109.2 million was used to repay variable rate borrowings under the Company's Revolving Credit Facilities.

     The Company reflected $15.3 million, $5.2 million and $0.2 million as a charge to preferred operating partnership minority interest in the consolidated statements of operations relating to the accrued return associated with these Preferred Units at December 31, 2000, 1999 and 1998, respectively.

  Operating Partnership Minority Interests

     At December 31, 2000 and 1999, the Company had 1,051,310 and 4,702,282 OP Units outstanding, respectively. During 2000 and 1999 the Company acquired, through subsidiary partnerships, a majority ownership interest in one shopping center and additional phases of three shopping centers previously acquired. In conjunction with these acquisitions, the Company issued 23,326 and 139,276 OP Units in 2000 and 1999, respectively, which are exchangeable, under certain circumstances and at the option of the Company, into an equivalent number of the Company's common shares or for the equivalent amount of cash.

     In 2000 and 1999, the Company purchased 3,674,298 and 18,098, respectively, of OP Units for cash aggregating $82.5 million and $0.3 million, respectively. These transactions were treated as a purchase of minority interest. The difference between the recorded amount of the minority interest and the cash paid was not material. In connection with the Company's purchase of certain shopping centers during 1998 and the related issuance of approximately 3.6 million of the above mentioned OP Units, the Company provided a guarantee of the value of the OP Units, which included the aggregate value derived from both the value of the OP Units and the distributions received pursuant to the terms of the OP Units. The purchase of these shopping centers were recorded at the estimated fair value of the guaranteed amount. During 1999, the agreement was amended to revise certain aspects of the settlement method. Through the date of the amendment, contingently issuable OP Units were considered in weighted average shares outstanding for purposes of determining diluted earnings per share (Note 17).

     The OP Unit holders are entitled to receive distributions, per OP Unit, equal to the per share distributions on the Company's common shares. During 2000, 1999 and 1998, the unit holders received distributions aggregating $4.1 million, $6.5 million and $2.9 million, respectively, which has been reflected as a charge to operating partnership minority interest in the consolidated statements of operations.

  Preferred Shares

     The Class A, B, C and D depository shares represent 1/10 of a share of their respective preferred class of shares. The Class A and Class B depository shares are redeemable by the Company at December 31, 2000. The Class C and Class D depository shares are not redeemable by the Company prior to July 7, 2003 and August 20, 2003, respectively, except in certain circumstances relating to the preservation of the Company's status as a REIT.

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

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

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

     In April 1998, the Company issued 1,339,278 common shares at $18.8612 per share and received aggregate net proceeds of approximately $25.2 million. In December 1998, the Company issued 3,000,000 common shares at $18.5625 per share and received aggregate net proceeds of approximately $52.6 million. The aggregate net proceeds of $77.8 million from these two offerings were primarily used to repay amounts outstanding on the Revolving Credit Facilities and for general corporate purposes.

  Stock Repurchase Program

     In 1999 and 2000, the Company's Board of Directors authorized the officers of the Company to implement a common share repurchase program in response to what the Company believed was a distinct undervaluation of the Company's common shares in the public market. At December 31, 2000 and 1999, treasury stock recorded on the Company's consolidated balance sheet consisted of 6,601,250 and 1,860,300 common shares, respectively, at a cost of $88.7 million and $25.8 million, respectively.

13. TRANSACTIONS WITH RELATED PARTIES

     In August, 2000, the Company purchased residual land adjacent to its shopping center in Aurora, Ohio from a limited partnership owned by the founder of the Company and former Chairman of Board who is also the father of the current Chairman of the Board and Chief Executive Officer. The purchase price was $1.3 million.

     In September, 1999, the Company transferred its interest in a shopping center under development in Coon Rapids, Minnesota, a suburb of Minneapolis, to a joint venture and simultaneously sold a 75% interest to an entity owned in part by a director of the Company. The Company retained a 25% interest. The Company was reimbursed $2.5 million by the joint venture partner relating to development costs previously incurred on this development. In addition, the Company received a development fee of approximately $0.5 million in 1999 from the entity's joint venture partner.

     In September, 1998, the Company sold two properties to a principal of one of the Company's joint venture partners. These properties aggregated approximately 33,000 square feet and were sold for approximately $4.4 million.

     In June, 1998, the Company acquired, from a partnership owned by the former Chairman of the Board and an Officer of the Company, approximately 18 acres of land, adjacent to a shopping center owned through one of the Company's joint ventures, at a purchase price of approximately $4.4 million.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

     In February, 1998, the Company acquired a shopping center located in Idaho Falls, Idaho from a limited partnership in which the former Chairman of the Board, the Chairman of the Board and Chief Executive Officer, and the Vice-Chairman of the Board owned, in the aggregate, through a separate partnership, a 1% general partnership interest. The shopping center aggregates approximately 0.2 million square feet. The initial purchase price of the property was approximately $6.5 million. In accordance with the purchase agreement, the Company paid an earnout of $0.6 million upon the leasing of vacant space in the center in January 1999.

     In addition, in 1998 the Company paid to a partnership owned by the former Chairman of the Board approximately $0.1 million for leasing/sales commissions associated with leasing or sale of certain shopping center outlots. Also, the Company paid approximately $0.1 million and $0.7 million in 1999 and 1998, respectively, to a company owned by the brother-in-law of the Chairman of the Board and Chief Executive Officer relating to fees and commissions earned from the Company's acquisition of several shopping centers.

     In 1998, the Chairman of the Board and Chief Executive Officer of the Company received 100,000 stock options in his role as Chairman of AIP's Board of Trustees. All benefits associated with these options were assigned to the Company.

     In conjunction with the establishment of DDR's equity investment in certain entities (described in Note 2 as entities in which the Company has a 95% economic interest at December 31, 2000), the Company's Chairman of the Board and Chief Executive Officer retained the majority of the voting shares. These entities were structured in this format in order to meet certain REIT qualification requirements.

     During 1999 and 1998, the Company periodically advanced funds to the Chairman of the Board and Chief Executive Officer in amounts up to $0.4 million. The advances, which were made to reduce the outstanding principal balance of, and to prevent the sale of, common shares in the Company from a margin account loan, were outstanding for periods ranging from five to forty days with an interest rate of LIBOR plus the applicable spread based on the Company's rate of borrowing on the Revolving Credit Facilities. In addition, in 1999 the Company advanced approximately $0.2 million to certain officers of the Company in connection with certain relocation costs and related payroll taxes.

     In 1998, eleven of the Company's executives, either through the exercise of previously granted stock options or through the direct purchase of unissued shares, acquired 974,663 of the Company's common shares. The purchase of such shares was financed by a five-year personal loan program aggregating approximately $15 million (at market interest rates) from Bank One, NA. These loans are guaranteed by the Company. Four of these executives have subsequently resigned from the Company. The Company has agreed to maintain the guarantee. The individuals participating in the program are responsible for repayment of these personal loans and have fully indemnified the Company should the Company's guarantee be called upon.

     The Company entered into a lease for office space owned by one of its principal shareholders. General and administrative rental expense associated with this office space, aggregated $0.6 million, $0.7 million, and $0.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company continues to have management agreements with various partnerships and performs certain administrative functions on behalf of entities owned in part by a related party, in which management fee and leasing fee income of $0.2 million was earned in 2000, 1999 and 1998. Transactions with the Company's equity affiliates have been described in Notes 2 and 3.

14. COMMITMENTS AND CONTINGENCIES

     The Company is engaged in the operation of shopping centers which are either owned or, with respect to certain shopping centers, operated under long-term ground leases which expire at various dates through 2070, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements which provide for terms ranging generally from one to 30 years and, in some cases, for annual rentals which are subject to upward

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements.

     The scheduled future minimum revenues from rental properties under the terms of all noncancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises, for the subsequent five years ending December 31, are as follows (in thousands):

2001        $  193,782
2002           183,460
2003           169,270
2004           157,563
2005           144,563
Thereafter   1,017,672
            ----------
            $1,866,310
            ==========

     Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows (in thousands):

2001        $ 1,964
2002          1,915
2003          1,910
2004          1,899
2005          2,106
Thereafter   21,088
            -------
            $30,882
            =======

     There were no capital leases in which the Company is the lessee at December 31, 2000 or 1999. In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements for the construction of the shopping centers aggregating approximately $26.2 million as of December 31, 2000.

     As discussed in Note 2, the Company and certain equity affiliates have entered into several joint ventures with various third party developers. In conjunction with certain joint venture agreements, the Company and/or its equity affiliate has agreed to fund the required capital associated with approved development projects. The Company and/or its equity affiliate is entitled to receive a priority return on capital advances at rates ranging from 10.5% to 12.0%.

     As discussed in Note 13, the Company has provided certain guarantees relating to officer loans.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

15. OTHER INCOME

     Other income was comprised of the following (in thousands):

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                   --------------------------------
                                                     2000        1999        1998
                                                   --------    --------    --------
Lease termination................................   $8,950      $3,425      $1,621
Financing fees...................................       --         420          21
Sales commissions................................       --         412         346
Other, net.......................................      205         773         486
                                                    ------      ------      ------
                                                    $9,155      $5,030      $2,474
                                                    ======      ======      ======

16. BENEFIT PLANS

  Stock Option and Other Equity Based Plans

     The Company's stock option and equity-based award plans provide for the grant, to employees of the Company the following: Incentive and non-qualified stock options to purchase common shares of the Company, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the award plans, awards may be granted with the respect to an aggregate of not more than 7,313,806 common shares. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof (or, with respect to options granted to certain shareholders, within five years thereof). Options granted under the plans generally become exercisable in the year after the date of grant as to one-third of the optioned shares, with the remaining options being exercisable over the following two-year period.

     In 1997, the Board of Directors approved the issuance of 900,000 stock options to the Company's Chief Executive Officer which vested upon issuance of the options. In addition, 700,000 of these options were issued outside of a qualified plan.

     In addition to the stock option and equity-based award plans described above, the Company granted options totaling 975,000 shares to its directors and certain officers who are not employees of the Company. Such options were granted at the fair market value on the date of grant. Options with respect to 50,000 shares were exercisable one year from the date of grant, and options with respect to the remaining 925,000 shares become exercisable one year after the date of grant as to one third of the 925,000 shares with the remaining options being exercisable over the following two-year period.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

     The following table reflects the stock option activity described above (in thousands):

                                               NUMBER OF OPTIONS
                                      -----------------------------------          WEIGHTED-AVERAGE
                                                                EXECUTIVE    ----------------------------
                                      EMPLOYEES    DIRECTORS     OFFICER     EXERCISE PRICE    FAIR VALUE
                                      ---------    ---------    ---------    --------------    ----------
Balance December 31, 1997...........    3,416         920          700           $16.18
  Granted...........................      540          10           --            19.95          $1.43
  Exercised.........................   (1,093)         --           --            13.31
  Canceled..........................      (72)         --           --            18.44
                                       ------         ---          ---           ------
Balance December 31, 1998...........    2,791         930          700            17.32
  Granted...........................    1,083          20           --            15.42          $1.42
  Exercised.........................      (13)         --           --            14.48
  Canceled..........................     (385)         --           --            19.49
                                       ------         ---          ---           ------
Balance December 31, 1999...........    3,476         950          700            16.75
  Granted...........................      696           5           --            12.19          $1.21
  Exercised.........................      (11)         --           --            14.27
  Canceled..........................     (139)         (1)          --            17.08
                                       ------         ---          ---           ------
Balance December 31, 2000...........    4,022         954          700           $16.19
                                       ======         ===          ===           ======

     The following table summarizes the characteristics of the options outstanding at December 31, 2000 (in thousands):

                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
-------------------------------------------------------------------   ------------------------------
                  OUTSTANDING   WEIGHTED-AVERAGE                      EXERCISABLE
   RANGE OF          AS OF         REMAINING       WEIGHTED-AVERAGE      AS OF      WEIGHTED-AVERAGE
EXERCISE PRICES    12/31/00     CONTRACTUAL LIFE    EXERCISE PRICE     12/31/00      EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
$11.00-$16.50        3,417            6.4               $14.05           2,248           $14.43
$16.50-$24.00        2,259            7.5               $19.42           1,989           $19.70
                     -----            ---               ------           -----           ------
                     5,676            6.8               $16.19           4,237           $16.90

     As of December 31, 2000, 1999 and 1998, 4,237, 3,589 and 2,848 options (in thousands), respectively, were exercisable. The weighted average exercise prices of these exercisable options were $16.90, $16.69 and $16.36 at December 31, 2000, 1999 and 1998, respectively.

     During 1998, the Company's executive committee purchased approximately 0.9 million of the shares exercised (See Note 13).

     In 1996 and 2000, the Board of Directors approved a grant of 30,000 Performance Units to the Company's Chief Executive Officer. The 30,000 Performance Units issued in 1996 were converted into 30,000 common shares in January, 2001 based upon the achievement of certain performance objectives determined as of December 31, 2000. The shares issued were based upon the average annual total shareholder's return during the five-year period ending December 31, 2000. The 30,000 Performance Units granted in 2000 will be converted to a common share equivalent ranging from 30,000 to 200,000 Performance Units based on the annualized total shareholder's return for the five-year period ending December 31, 2004. In 1996, 1999 and 2000, the Board of Directors approved a grant of 50,000, 47,095 and 91,975 restricted shares of common stock to several executives and outside directors of the Company, respectively. The restricted stock grants vest in equal annual amounts over a five-year period and had a weighted average fair value at the date of a grant ranging from $11.56 to $15.31, which was equal to the market value of the Company's stock at the date of grant. During 2000 and 1998, approximately $0.5 million and $0.8 million, respectively, was charged to expense associated with awards under

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION the equity based award plan relating to restricted stock and Performance Units. During 1999, the Company reduced its accrual relating to the Performance Unit award by approximately $1.3 million; expense associated with restricted shares aggregated $0.3 million in 1999.

     The Company applies APB 25, "Accounting for Stock Issued to Employees" in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. The compensation cost which is required to be charged against income for all of the above mentioned plans was $1.5 million, $1.8 million and $1.8 million for 2000, 1999 and 1998, respectively. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair values of the options granted at the grant dates, consistent with the method set forth in the SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been as follows (dollars in thousands, except per share data):

                                                   2000       1999       1998
                                                  -------    -------    -------
Net income applicable to           As reported    $73,351    $60,135    $57,969
  common shareholders              Pro forma..    $72,049    $58,370    $56,168
Basic earnings                     As reported    $  1.31    $  0.99    $  1.02
  per share                          Pro forma    $  1.29    $  0.96    $  0.99
Diluted earnings                   As reported    $  1.31    $  0.95    $  0.98
  per share                          Pro forma    $  1.29    $  0.92    $  0.95

     For purposes of the pro forma presentation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model using the following assumptions:

                                        FOR THE YEAR ENDED DECEMBER 31,
                                   -----------------------------------------
                                      1999           1998           1997
                                   -----------    -----------    -----------
Risk free interest rate or
  (range)........................    5.0%-6.8%      5.6%-6.4%      4.7%-5.8%
Dividend yield (range)...........  10.8%-12.5%     8.5%-10.9%      6.4%-7.5%
Expected life (range)............   4-10 years     7-10 years     6-10 years
Expected volatility (range)......  21.7%-26.2%    20.2%-31.8%    13.2%-19.1%

  401(k) Plan

     The Company has a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company which permits participants to defer up to a maximum of 15% of their compensation. The Company will match 25% of the employee's contribution up to a maximum of 6% of an employee's annual compensation. The Company may also make additional discretionary contributions. Employees' contributions are fully vested and the Company's matching contributions vest 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company's contributions to the plan for the year ended December 31, 2000, 1999 and 1998 were made by the issuance of Company stock with a market value of $0.07 million, $0.06 million and $0.05 million, respectively. Effective December 31, 2000, the Company elected to fund all future matching contributions with cash. The 401(k) plan is fully funded at December 31, 2000.

  Elective Deferred Compensation Plan

     The Company has a non-qualified elective deferred compensation plan for certain key executives which permits eligible employees to defer up to 25% of their compensation. The Company will match 25% of an employee's contribution up to a maximum of 6% of an employee's annual compensation, after deducting contributions, if any, made in conjunction with the Company's 401(k) plan. Through March 31, 1998, both the

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION deferred and matching contributions were made in Company performance units as well as the gains and losses resulting from the fluctuation in the Company's quoted share price. In April 1998, the Company elected to amend the investment elections available to employees such that election of the Company's stock is no longer permitted. Deferred compensation charged to expense related to an employee contribution is fully vested and the Company's matching contribution vests 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company's contribution for the years ended December 31, 2000, 1999 and 1998 was $0.03 million, $0.02 million and $0.06 million, respectively. For the year ended December 31, 1998, this contribution included earnings attributable to the employees' accounts. At December 31, 2000, 1999 and 1998, deferred compensation under this plan aggregated approximately $1.1 million, $0.9 million and $0.5 million, respectively. The plan is fully funded at December 31, 2000.

17. EARNINGS AND DIVIDENDS PER SHARE

     Earnings Per Share ("EPS") have been computed pursuant to the provisions of SFAS No. 128. Further, as discussed in Note 1, in 1998, the Company effected a stock split in the form of a stock dividend in which each shareholder received one share of common stock for each share of common stock held. All years presented reflects this stock split.

     The following table provides a reconciliation of both income before extraordinary item and the number of common shares used in the computations of "basic" EPS, which utilizes the weighted average of common shares outstanding without regard to dilutive potential common shares, and "diluted" EPS, which includes all such shares.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                              ------------------------------------------
                                                                  2000           1999           1998
                                                              ------------    -----------    -----------
  Income before extraordinary item..........................    $100,833        $87,397        $78,804
  Less: Preferred stock dividend............................     (27,262)       (27,262)       (19,953)
                                                                --------        -------        -------
  Basic EPS -- Income before extraordinary item applicable
     to common shareholders.................................      73,571         60,135         58,851
  Effect of dilutive share securities:
     Joint Venture Partnerships.............................          --             --           (632)
                                                                --------        -------        -------
  Diluted EPS -- Income before extraordinary item applicable
     to common shareholders plus assumed conversions........    $ 73,571        $60,135        $58,219
                                                                ========        =======        =======
Number of Shares:
  Basic -- average shares outstanding.......................      55,959         60,985         56,949
  Effect of dilutive securities:
     Joint venture partnerships and minority interests......          --          2,246          1,056
     Stock options..........................................         138            138            499
     Performance Units......................................          30             70             --
     Restricted stock.......................................          49             29              5
                                                                --------        -------        -------
  Diluted -- average shares outstanding.....................      56,176         63,468         58,509
                                                                ========        =======        =======
Per share amount:
  Income before extraordinary item
     Basic..................................................    $   1.31        $  0.99        $  1.03
     Diluted................................................    $   1.31        $  0.95        $  1.00

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

     Options to purchase 5,676,477, 5,125,764 and 4,420,981 shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively (Note
16), a portion of which has been reflected above using the treasury stock method.

     The weighted average contingently issuable OP units which were exchangeable, in certain circumstances into common shares, aggregated 2.2 million and 0.7 million for the years ended December 31, 1999 and 1998, respectively. The Company settled these contingently issuable OP Units for cash in 2000 (Note 12).

     Restricted shares totaling 101,612, 47,676 and 20,000, respectively, were not vested at December 31, 2000, 1999 and 1998 and consequently, were not included in the computation of basic EPS for all years presented (Note 16).

     Performance Units issued in 1996, convertible into 30,000 common shares of the Company, were not included in the computation of diluted EPS for 1998 because the effect was antidilutive (Note 16).

     Convertible debentures, which were convertible prior to their August 1999 maturity, into common shares of the Company at a price of $16.6875, were not included in the computation of diluted EPS for all years prior to maturity because the effect was antidilutive.

     For certain joint ventures where the joint venture partner has the right to convert its interest in the partnership to common shares of the Company or cash, at the election of the Company, it is the Company's intent to settle these conversions, if any, in cash. For the year ended December 31, 1998, significant estimates were utilized by the Company to determine the number of common shares assumed to be issued by the Company upon conversion, for purpose of determining dilution, if any. The joint venture in Merriam, Kansas was the only partnership conversion included in diluted EPS in 1998 because the impact was dilutive.

     The exchange into common stock of the minority interests was not included in the computation of diluted EPS for all years presented because the effect of assuming conversion was antidilutive (Note 12).

     The redemption of the Preferred Units, including those exercisable through the exercise of the warrant into common shares, was not included in the computation of diluted EPS for all years presented because the effect was antidilutive or they were considered contingently issuable (Note 12).

     Dividends declared per share for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

                                GROSS ORDINARY   CAPITAL GAIN      TOTAL
  2000 DIVIDENDS    DATE PAID       INCOME       DISTRIBUTIONS   DIVIDENDS
  --------------    ---------   --------------   -------------   ---------
4th quarter 1999*   01/06/00       $0.1900          $0.0800       $0.2700
1st quarter         04/07/00        0.2548           0.1052        0.3600
2nd quarter         07/03/00        0.2548           0.1052        0.3600
3rd quarter         10/02/00        0.2548           0.1052        0.3600
4th quarter**       01/04/01        0.1617           0.0667        0.2284
                                   -------          -------       -------
                                   $1.1161          $0.4623       $1.5784
                                   =======          =======       =======

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                                GROSS ORDINARY   CAPITAL GAIN      TOTAL
  1999 DIVIDENDS    DATE PAID       INCOME       DISTRIBUTIONS   DIVIDENDS
  --------------    ---------   --------------   -------------   ---------
4th quarter 1998    01/04/99       $0.0684          $    --       $0.0684
1st quarter         04/05/99        0.3500               --        0.3500
2nd quarter         07/02/99        0.3500               --        0.3500
3rd quarter         10/04/99        0.3500               --        0.3500
4th quarter         01/06/00        0.0800               --        0.0800
                                   -------          -------       -------
                                   $1.1984          $    --       $1.1984
                                   =======          =======       =======

                                GROSS ORDINARY   CAPITAL GAIN      TOTAL
  1998 DIVIDENDS    DATE PAID       INCOME       DISTRIBUTIONS   DIVIDENDS
  --------------    ---------   --------------   -------------   ---------
1st quarter         03/31/98       $0.3200          $0.0075       $0.3275
2nd quarter         06/30/98        0.3200           0.0075        0.3275
3rd quarter         10/01/98        0.3200           0.0075        0.3275
4th quarter         01/04/99        0.2456           0.0060        0.2516
                                   -------          -------       -------
                                   $1.2056          $0.0285       $1.2341
                                   =======          =======       =======

---------------

 * A portion of the fourth quarter 1999 dividend paid on January 6, 2000 was reported to shareholders in 2000, of which $0.19 per share was reported as ordinary income and $0.08 per share was reported as capital gain income for the year ended December 31, 2000.

** A portion of the fourth quarter 2000 dividend paid on January 4, 2001 was reported to shareholders in 2000, of which $0.1617 per share was reported as ordinary income and $0.0667 per share was reported as capital gain income for the year ended December 31, 2000. The remaining portion of the January 4, 2001 dividend payment of $0.1316 per share will be reported to shareholders in 2001.

18. SUBSEQUENT EVENTS

     In January, 2001, the Company entered into a $100 million, two-year swap agreement, effectively converting a portion of the variable rate debt on the Company's unsecured credit facility to a fixed rate of approximately 6.3%.

     In January, 2001, the Company sold a 190,000 square foot shopping center in Ahoskie, North Carolina for a purchase price of approximately $8.3 million and recognized a gain of approximately $1.8 million. Proceeds from this sale were used to repay amounts outstanding on the Company's Revolving Credit Facility.

     Through February 21, 2001, the Company purchased a 20% interest in four properties, three located in California and one located in Washington, through the Fund. The Company's net investment in these properties is approximately $11.2 million.

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth the quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts):

                                           FIRST     SECOND      THIRD     FOURTH      TOTAL
                                          -------    -------    -------    -------    --------
2000:
Revenues from operations................  $68,806    $71,710    $71,363    $73,914    $285,793
Income before equity in net income of
  joint ventures, minority equity
  investment, gain on disposition of
  real estate and investments, minority
  interests and extraordinary item......   18,148     18,947     18,527     18,068      73,690
Income before extraordinary item........   37,977     18,713     21,025     23,118     100,833
Net income..............................   37,977     18,713     21,025     23,118     100,833
Net income applicable to common
  shareholders..........................   31,161     11,898     14,209     16,303      73,571
Basic:
  Income before extraordinary item per
     common share.......................  $  0.53    $  0.22    $  0.26    $  0.30    $   1.31
  Net income per common share...........  $  0.53    $  0.22    $  0.26    $  0.30    $   1.31
  Weighted average number of shares.....   59,034     55,222     54,793     54,802      55,959
Diluted:
  Income before extraordinary item per
     common share.......................  $  0.51    $  0.21    $  0.26    $  0.30    $   1.31
  Net income per common share...........  $  0.51    $  0.21    $  0.26    $  0.30    $   1.31
  Weighted average number of shares.....   63,815     55,477     55,103     54,879      56,176

1999:
Revenues from operations................  $65,138    $64,314    $66,226    $68,255    $263,933
Income before equity in net income of
  joint ventures, minority equity
  investment, loss on disposition of
  real estate and investments, minority
  interests and extraordinary item......   18,530     19,560     20,066     18,001      76,157
Income before extraordinary item........   21,868     21,142     22,636     21,751      87,397
Net income..............................   21,868     21,142     22,636     21,751      87,397
Net income applicable to common
  shareholders..........................   15,053     14,326     15,821     14,935      60,135
Basic:
  Income before extraordinary item per
     common share.......................  $  0.25    $  0.23    $  0.26    $  0.25    $   0.99
  Net income per common share...........  $  0.25    $  0.23    $  0.26    $  0.25    $   0.99
  Weighted average number of shares.....   61,302     61,311     61,327     60,006      60,985
Diluted:
  Income before extraordinary item per
     common share.......................  $  0.24    $  0.22    $  0.25    $  0.24    $   0.95
  Net income per common share...........  $  0.24    $  0.22    $  0.25    $  0.24    $   0.95
  Weighted average number of shares.....   64,016     63,992     66,448     62,626      63,468

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

20. PRICE RANGE OF COMMON SHARES (UNAUDITED)

     The high and low sale prices per share of the Company's common shares, as reported on the New York Stock Exchange Composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

2000:                                       HIGH          LOW          DIVIDENDS
-----                                       ----          ---          ---------
First.....................................  $13   7/8     $11            $ .36
Second....................................   15   7/8      13  1/2         .36
Third.....................................   16   1/4      12  3/4         .36
Fourth....................................   13   3/4      11  5/8         .36

1999:                                       HIGH          LOW          DIVIDENDS
-----                                       ----          ---          ---------
First.....................................  $18   1/2     $13  5/8       $ .35
Second....................................   17   1/2      13  7/8         .35
Third.....................................   16   5/8      13 5/16         .35
Fourth....................................   14   7/8      12 5/16         .35

     As of March 1, 2001, there were 465 recordholders and approximately 21,000 beneficial owners of the Company's common shares.

                                                                     SCHEDULE II

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                  BALANCE AT                                 BALANCE AT
                                                 BEGINNING OF     CHARGED                      END OF
                                                     YEAR        TO EXPENSE    DEDUCTIONS       YEAR
                                                 ------------    ----------    ----------    ----------
Year ended December 31, 2000
  Allowance for uncollectible accounts.........     $4,651         $2,336        $2,020        $4,967
                                                    ======         ======        ======        ======
Year ended December 31, 1999
  Allowance for uncollectible accounts.........     $3,688         $2,923        $1,960        $4,651
                                                    ======         ======        ======        ======
Year ended December 31, 1998
  Allowance for uncollectible accounts.........     $3,678         $2,196        $2,186        $3,688
                                                    ======         ======        ======        ======

                                                                    SCHEDULE III

                   DEVELOPERS DIVERSIFIED REALTY CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                    INITIAL COST                                   TOTAL COST (A)
                               -----------------------                  ------------------------------------
                                          BUILDINGS &                              BUILDINGS &                 ACCUMULATED
                                 LAND     IMPROVEMENTS   IMPROVEMENTS     LAND     IMPROVEMENTS     TOTAL      DEPRECIATION
                               --------   ------------   ------------   --------   ------------   ----------   ------------
Brandon, FL..................  $      0    $    4,111      $     0      $      0    $    5,817    $    5,817     $  3,943
Stow, OH.....................     1,036         9,028            0           993        22,355        23,347        3,721
Fern Park, FL (Orlando)......       446           303           97           446           409           855          290
Eastlake, OH.................        40           141            0            40           144           184          130
Highland Hts., OH............     3,987         7,896            0         3,987        13,627        17,614        2,081
Westlake, OH.................       424         3,803          203           424         6,025         6,449        3,462
Waterbury, CT................         0         3,048            0             0         3,226         3,226        2,818
Zanesville, OH...............         0           619            0             0           619           619          206
E. Norriton, PA..............        80         4,698          233            80         8,126         8,206        4,178
Palm Harbor, FL..............     1,137         4,089            0         1,137         4,166         5,303          797
Tarpon Springs, FL...........       248         7,382           81           248        11,345        11,593        6,743
Bayonet Pt., FL..............     2,113         8,181          128         2,220         8,405        10,625        4,335
Starkville, MS...............     1,271         8,209            0         1,112         9,648        10,760        1,856
Tupelo, MS...................     2,282        14,979            0         2,282        15,635        17,917        3,055
Jacksonville, FL.............     3,005         9,425            0         3,028         9,487        12,515        1,746
Brunswick, MA................     3,836        15,459            0         3,836        17,885        21,721        1,914
Oceanside, CA................         0        10,643            0             0        10,643        10,643            0
Reno, NV.....................         0           366            0             0           366           366            0
Salisbury, MD................     1,073         6,216            0         1,454         8,607        10,062          295
Atlanta, GA..................       475         9,374            0           475         9,610        10,086        2,143
Erie, PA.....................    10,880        19,201            0         6,629        40,989        47,618        5,613
Erie, PA.....................         0         2,564           13             0         3,690         3,690        2,384
Chillicothe, OH..............        43         2,549            2         1,266        11,811        13,077        2,861
Ocala, FL....................        27           351           25            27           382           409          341
Tampa, FL (Waters)...........     4,105         6,640          324         3,905         7,392        11,298        2,377
Macedonia, OH................     4,392        10,885            0         4,392        10,992        15,383          560
Winchester, VA...............       618        13,903            0           618        19,531        20,149        3,686
Huber Heights, OH............       757        14,469            1           757        14,664        15,421        3,476

                               TOTAL COST,
                                  NET OF                     DEPRECIABLE       DATE OF
                               ACCUMULATED                      LIVES      CONSTRUCTION(C)
                               DEPRECIATION   ENCUMBRANCES   (YEARS)(1)    ACQUISITION(A)
                               ------------   ------------   -----------   ---------------
Brandon, FL..................   $    1,874      $      0        S/L 30          1972(C)
Stow, OH.....................       19,627             0        S/L 30          1969(C)
Fern Park, FL (Orlando)......          565             0        S/L 30          1970(C)
Eastlake, OH.................           54             0        S/L 30          1971(C)
Highland Hts., OH............       15,533             0      S/L 31.5          1995(C)
Westlake, OH.................        2,988             0        S/L 30          1974(C)
Waterbury, CT................          408             0        S/L 30          1973(C)
Zanesville, OH...............          413             0      S/L 31.5          1990(C)
E. Norriton, PA..............        4,028             0        S/L 30          1975(C)
Palm Harbor, FL..............        4,507             0      S/L 31.5          1995(A)
Tarpon Springs, FL...........        4,850             0        S/L 30          1974(C)
Bayonet Pt., FL..............        6,290         5,327        S/L 30          1985(C)
Starkville, MS...............        8,904             0      S/L 31.5          1994(A)
Tupelo, MS...................       14,862             0      S/L 31.5          1994(A)
Jacksonville, FL.............       10,768             0      S/L 31.5          1995(A)
Brunswick, MA................       19,807             0        S/L 30          1973(C)
Oceanside, CA................       10,643             0      S/L 31.5          2000(C)
Reno, NV.....................          366             0      S/L 31.5          2000(C)
Salisbury, MD................        9,766             0      S/L 31.5          1999(A)
Atlanta, GA..................        7,942             0      S/L 31.5          1994(A)
Erie, PA.....................       42,005             0      S/L 31.5          1995(C)
Erie, PA.....................        1,306             0        S/L 30          1973(C)
Chillicothe, OH..............       10,215             0        S/L 30          1974(C)
Ocala, FL....................           68             0        S/L 30          1974(C)
Tampa, FL (Waters)...........        8,921             0      S/L 31.5          1990(C)
Macedonia, OH................       14,823             0      S/L 31.5          1998(C)
Winchester, VA...............       16,464             0      S/L 31.5          1993(A)
Huber Heights, OH............       11,946             0      S/L 31.5          1993(A)

                                    INITIAL COST                                   TOTAL COST (A)
                               -----------------------                  ------------------------------------
                                          BUILDINGS &                              BUILDINGS &                 ACCUMULATED
                                 LAND     IMPROVEMENTS   IMPROVEMENTS     LAND     IMPROVEMENTS     TOTAL      DEPRECIATION
                               --------   ------------   ------------   --------   ------------   ----------   ------------
Lebanon, OH..................       651           911           31           651         1,049         1,700          344
Wilmington, OH...............       157         1,616           51           157         1,752         1,909        1,310
Hillsboro, OH................        80         1,985            0            80         1,986         2,066        1,423
Canton, OH Phase II..........     5,672        18,390            0         6,394        18,541        24,934        1,570
Xenia, OH....................       948         3,938            0           673         6,266         6,939        1,116
Boardman, OH.................     9,025        27,983            0         8,152        28,013        36,165        3,042
Solon, OH....................     6,220         7,454            0         6,220        20,680        26,900        1,065
Cincinnati, OH...............     2,399        11,238          172         2,399        12,440        14,840        3,024
Bedford, IN..................       706         8,425            6         1,067        10,016        11,083        2,115
Watertown, SD................        63         6,443          442            63         8,686         8,749        5,365
Connersville, IN.............       540         6,458            0           540         6,551         7,091        1,484
Ashland, OH..................       210         2,273            0           143         2,389         2,531        1,844
Pensacola, FL................     1,805         4,010          273           945         2,735         3,681          150
W. 65th Cleveland, OH........        90         1,463           15            90         1,542         1,632        1,174
Los Alamos, NM...............       725         3,500           30           725         4,692         5,417        2,006
North Olmsted, OH............    12,209        45,009           14        12,209        60,717        72,926        6,756
Tampa, FL (Dale).............     4,269         5,368          205         4,269         6,093        10,361        1,905
Waynesville, NC..............       432         8,089          131           432         8,247         8,679        2,032
Ahoskie, NC..................       270         7,776            3           270         7,804         8,073        1,711
Pulaski, VA..................       528         6,396            2           528         6,405         6,934        1,565
St. Louis, MO (Sunset).......    10,496        31,531            0        10,743        32,514        43,257        2,583
St. Louis, MO (Sunset).......     2,294         6,874            0         2,461         7,377         9,839          572
St. Louis, MO (Brentwood)....    10,628        32,053            0        10,018        31,956        41,974        2,614
Cedar Rapids, IA.............     4,219        12,697            0         4,219        13,026        17,245        1,074
St. Louis, MO (Olympic)......     2,775         8,370            0         2,775         8,461        11,236          680
St. Louis, MO (Gravois)......     1,336         4,050            0         1,525         4,707         6,232          356
St. Louis, MO (Morris).......         0         2,048            0             0         2,051         2,051          161
St. Louis, MO (Keller).......     1,632         4,936            0         1,632         4,942         6,574          394
St. Louis, MO (Southtown)....     6,048             0            0         6,051             0         6,051            0
St. Louis, MO................     1,405         4,255            0         1,405         4,866         6,271          348
St. Louis, MO (American).....       244           771            0           514           546         1,060           49
Aurora, OH...................       832         7,560            0         1,688         8,465        10,153          870
Worthington, MN..............       374         6,404          441           374         7,765         8,139        4,868
Harrisburg, IL...............       550         7,619            0           550         7,896         8,446        1,705
Idaho Falls, ID..............     1,302         5,703            0         1,418         5,717         7,135          505

                               TOTAL COST,
                                  NET OF                     DEPRECIABLE       DATE OF
                               ACCUMULATED                      LIVES      CONSTRUCTION(C)
                               DEPRECIATION   ENCUMBRANCES   (YEARS)(1)    ACQUISITION(A)
                               ------------   ------------   -----------   ---------------
Lebanon, OH..................        1,356             0      S/L 31.5          1993(A)
Wilmington, OH...............          599             0        S/L 30          1977(C)
Hillsboro, OH................          643             0        S/L 30          1979(C)
Canton, OH Phase II..........       23,365             0      S/L 31.5          1995(A)
Xenia, OH....................        5,824             0      S/L 31.5          1994(A)
Boardman, OH.................       33,123             0      S/L 31.5          1997(A)
Solon, OH....................       25,835             0      S/L 31.5          1998(C)
Cincinnati, OH...............       11,816             0      S/L 31.5          1993(A)
Bedford, IN..................        8,968             0      S/L 31.5          1993(A)
Watertown, SD................        3,383             0        S/L 30          1977(C)
Connersville, IN.............        5,607             0      S/L 31.5          1993(A)
Ashland, OH..................          687             0        S/L 30          1977(C)
Pensacola, FL................        3,530             0        S/L 30          1988(C)
W. 65th Cleveland, OH........          458             0        S/L 30          1977(C)
Los Alamos, NM...............        3,411             0        S/L 30          1978(C)
North Olmsted, OH............       66,170             0      S/L 31.5          1997(A)
Tampa, FL (Dale).............        8,457             0      S/L 31.5          1990(C)
Waynesville, NC..............        6,647             0      S/L 31.5          1993(A)
Ahoskie, NC..................        6,363             0      S/L 31.5          1994(A)
Pulaski, VA..................        5,368             0      S/L 31.5          1993(A)
St. Louis, MO (Sunset).......       40,674             0      S/L 31.5          1998(A)
St. Louis, MO (Sunset).......        9,266             0      S/L 31.5          1998(A)
St. Louis, MO (Brentwood)....       39,360             0      S/L 31.5          1998(A)
Cedar Rapids, IA.............       16,171        11,071      S/L 31.5          1998(A)
St. Louis, MO (Olympic)......       10,556         4,602      S/L 31.5          1998(A)
St. Louis, MO (Gravois)......        5,875         2,746      S/L 31.5          1998(A)
St. Louis, MO (Morris).......        1,890             0      S/L 31.5          1998(A)
St. Louis, MO (Keller).......        6,180         2,478      S/L 31.5          1998(A)
St. Louis, MO (Southtown)....        6,051             0      S/L 31.5          1998(A)
St. Louis, MO................        5,923         3,321      S/L 31.5          1998(A)
St. Louis, MO (American).....        1,011             0      S/L 31.5          1998(A)
Aurora, OH...................        9,283             0      S/L 31.5          1995(C)
Worthington, MN..............        3,270             0        S/L 30          1977(C)
Harrisburg, IL...............        6,741             0      S/L 31.5          1994(A)
Idaho Falls, ID..............        6,631             0      S/L 31.5          1998(A)

                                    INITIAL COST                                   TOTAL COST (A)
                               -----------------------                  ------------------------------------
                                          BUILDINGS &                              BUILDINGS &                 ACCUMULATED
                                 LAND     IMPROVEMENTS   IMPROVEMENTS     LAND     IMPROVEMENTS     TOTAL      DEPRECIATION
                               --------   ------------   ------------   --------   ------------   ----------   ------------
Mt. Vernon, IL...............     1,789         9,399          111         1,789        14,636        16,425        2,673
Fenton, MO...................       414         4,244          476           430         6,679         7,109        3,105
Melbourne, FL................         0         3,085          117             0         3,207         3,207        2,316
Simpsonville, SC.............       431         6,563            0           431         6,564         6,995        1,459
Camden, SC...................       627         7,519            7         1,016         9,192        10,208        1,904
Union, SC....................       685         7,629            1           685         7,649         8,334        1,836
N. Charleston, SC............       911        11,346            1         1,081        14,955        16,036        3,046
S. Anderson, SC..............     1,366         6,117           13         1,366         6,150         7,516        1,353
Anderson, SC.................       204           940            0           204           940         1,144          172
Orangeburg, SC...............       318         1,693            0           318         3,408         3,726          418
Mt. Pleasant, SC.............     2,584        10,470            0         2,589        10,448        13,037        1,910
Columbia, SC.................       600         3,263            0           600         3,263         3,863          535
Sault Ste. Marie, MI.........     1,826        13,710            0         1,826        15,033        16,859        2,882
Cheboygan, MI................       127         3,612            0           127         3,775         3,902          821
Grand Rapids, MI.............     1,926         8,039            0         1,926         8,243        10,169        1,332
Detroit, MI..................     6,738        26,988           27         6,738        27,022        33,760        2,440
Houghton, MI.................       440         7,301        1,821           440        11,269        11,709        6,872
Bad Axe, MI..................       184         3,647            0           184         4,040         4,224          931
Gaylord, MI..................       270         8,728            2           270         9,107         9,376        2,130
Howell, MI...................       332        11,938            1           332        12,401        12,733        2,840
Mt. Pleasant, MI.............       767         7,769           20           767        11,491        12,258        2,435
Elyria, OH...................       352         5,693            0           352         5,693         6,045        2,780
Midvalley, UT................    25,662        56,759            0        25,662        59,602        85,263        4,637
Taylorsville, UT.............    24,327        53,686            0        25,394        56,399        81,793        4,258
Orem, UT.....................     5,428        12,259            0         5,428        12,717        18,145          974
Logan, UT....................       774         1,651            0           774         1,652         2,426          132
Salt Lake City, UT...........       986         2,132            0           986         2,133         3,120          174
Riverdale, UT................    15,845        36,479            0        15,845        42,005        57,850        3,040
Bemidji, MN..................       442         8,229          500           442         9,195         9,637        5,385
The Hermes Building..........     2,801         5,997            0         2,801         6,257         9,059          482
Ogden, UT....................     3,620         7,716            0         3,620         7,748        11,368          617
Las Vegas, NV................     2,142         4,562            0         1,629         3,660         5,288          292
Rapid City, SD...............       758         1,625            0           758         1,745         2,503          143
Cape Coral, FL...............     1,287         2,548          150         1,287         5,257         6,544        1,693
Trindad, CO..................       411         2,579          198           411         2,742         3,153        1,323

                               TOTAL COST,
                                  NET OF                     DEPRECIABLE       DATE OF
                               ACCUMULATED                      LIVES      CONSTRUCTION(C)
                               DEPRECIATION   ENCUMBRANCES   (YEARS)(1)    ACQUISITION(A)
                               ------------   ------------   -----------   ---------------
Mt. Vernon, IL...............       13,752             0      S/L 31.5          1993(A)
Fenton, MO...................        4,004             0        S/L 30          1983(A)
Melbourne, FL................          891             0        S/L 30          1978(C)
Simpsonville, SC.............        5,536             0      S/L 31.5          1994(A)
Camden, SC...................        8,304             0      S/L 31.5          1993(A)
Union, SC....................        6,498             0      S/L 31.5          1993(A)
N. Charleston, SC............       12,990             0      S/L 31.5          1993(A)
S. Anderson, SC..............        6,163             0      S/L 31.5          1994(A)
Anderson, SC.................          972             0      S/L 31.5          1995(A)
Orangeburg, SC...............        3,308             0      S/L 31.5          1995(A)
Mt. Pleasant, SC.............       11,127         6,346      S/L 31.5          1995(A)
Columbia, SC.................        3,327             0      S/L 31.5          1995(A)
Sault Ste. Marie, MI.........       13,977         5,716      S/L 31.5          1994(A)
Cheboygan, MI................        3,081             0      S/L 31.5          1993(A)
Grand Rapids, MI.............        8,837             0      S/L 31.5          1995(A)
Detroit, MI..................       31,320        13,876      S/L 31.5          1998(A)
Houghton, MI.................        4,836             0        S/L 30          1980(C)
Bad Axe, MI..................        3,293             0      S/L 31.5          1993(A)
Gaylord, MI..................        7,246             0      S/L 31.5          1993(A)
Howell, MI...................        9,892             0      S/L 31.5          1993(A)
Mt. Pleasant, MI.............        9,823             0      S/L 31.5          1993(A)
Elyria, OH...................        3,265             0        S/L 30          1977(C)
Midvalley, UT................       80,626             0      S/L 31.5          1998(A)
Taylorsville, UT.............       77,534             0      S/L 31.5          1998(A)
Orem, UT.....................       17,171         8,067      S/L 31.5          1998(A)
Logan, UT....................        2,294           911      S/L 31.5          1998(A)
Salt Lake City, UT...........        2,946             0      S/L 31.5          1998(A)
Riverdale, UT................       54,810         9,814      S/L 31.5          1998(A)
Bemidji, MN..................        4,252             0        S/L 30          1977(C)
The Hermes Building..........        8,576         1,420      S/L 31.5          1998(A)
Ogden, UT....................       10,751             0      S/L 31.5          1998(A)
Las Vegas, NV................        4,996             0      S/L 31.5          1998(A)
Rapid City, SD...............        2,360           425      S/L 31.5          1998(A)
Cape Coral, FL...............        4,851             0        S/L 30          1985(C)
Trindad, CO..................        1,830             0        S/L 30          1986(C)

                                    INITIAL COST                                   TOTAL COST (A)
                               -----------------------                  ------------------------------------
                                          BUILDINGS &                              BUILDINGS &                 ACCUMULATED
                                 LAND     IMPROVEMENTS   IMPROVEMENTS     LAND     IMPROVEMENTS     TOTAL      DEPRECIATION
                               --------   ------------   ------------   --------   ------------   ----------   ------------
Hazard, KY...................       403         3,271          297           403         3,584         3,986        2,480
Birmingham, AL...............     3,726        13,974            0         3,726        16,300        20,026        2,532
Birmingham, AL...............    10,573        26,002            0        11,434        33,821        45,255        5,797
Huntsville, AL...............       600         3,058            0           600         3,070         3,670          494
Brentwood, TN................     4,981        17,703            0         4,981        17,703        22,684          383
Jacksonville, NC.............       521         3,999          173           391         6,017         6,408        1,265
Ormond Beach, FL.............     1,048        15,812            4         1,048        16,220        17,269        3,395
Alamosa, CO..................       161         1,034          211           161         1,224         1,386          677
Wilmington, NC...............     4,785        16,852        1,183         4,287        24,637        28,924        6,932
Berlin, VT...................       859        10,948           24           866        13,768        14,634        5,199
Brainerd, MN.................       703         9,104          272         1,182        13,342        14,524        3,175
Spring Hill, FL..............     1,084         4,816          266         2,096         8,104        10,200        2,368
Tiffin, OH...................       432         5,908          435           432         6,844         7,277        4,368
Toledo, OH...................     2,491        10,583            0         2,491        10,684        13,175        1,961
Toledo, OH...................     6,202        11,645            0         6,202        11,660        17,861          632
Denver,CO....................     7,833        35,550            0         7,833        49,699        57,532        4,443
Dickinson, ND................        57         6,864          355            51         7,713         7,764        5,679
West Pasco, FL...............     1,422         6,552            9         1,358         6,443         7,800        3,049
Marianna, FL.................     1,496         3,500          130         1,496         3,641         5,138        1,206
Hutchinson, MN...............       402         5,510          657           427         6,552         6,979        4,139
New Bern, NC.................       780         8,204           72           441         4,991         5,431        1,389
Highland, IN.................     4,003        20,101            0         4,003        22,943        26,947        3,050
Princeton, NJ (Park).........     7,121        29,783            0         7,121        30,029        37,150        2,636
Princeton, NJ (Pavillion)....     6,327        22,936            0         6,327        22,936        29,263        1,101
St. Paul, MN.................     4,468        18,084            0         4,470        19,407        23,877        2,192
Russellville, AR.............       624        13,391            0           624        13,494        14,118        2,891
N. Little Rock, AR...........       907        17,160            0           907        17,495        18,402        3,746
Fayetteville, AK.............     2,366         9,503            0         6,677        17,050        23,728        1,371
Ottumwa, IA..................       338         8,564          103           276        12,590        12,866        3,387
Washington, NC...............       991         3,118           34           878         4,547         5,424        1,240
Ovideo, FL...................     6,010         6,439            0         4,394        10,905        15,298          267
Orlando, FL..................     4,792        11,674           84         4,792        12,513        17,305        4,737
Durham, NC...................     2,210        11,671          278         2,210        12,706        14,917        4,031
Crystal River, FL............     1,217         5,796          365         1,219         5,984         7,204        2,890
Bellefontaine, OH............       998         3,221            0           998         5,500         6,498          385

                               TOTAL COST,
                                  NET OF                     DEPRECIABLE       DATE OF
                               ACCUMULATED                      LIVES      CONSTRUCTION(C)
                               DEPRECIATION   ENCUMBRANCES   (YEARS)(1)    ACQUISITION(A)
                               ------------   ------------   -----------   ---------------
Hazard, KY...................        1,506             0        S/L 30          1978(C)
Birmingham, AL...............       17,495             0      S/L 31.5          1994(A)
Birmingham, AL...............       39,457             0      S/L 31.5          1995(A)
Huntsville, AL...............        3,176             0      S/L 31.5          1995(A)
Brentwood, TN................       22,301        16,361      S/L 31.5          2000(A)
Jacksonville, NC.............        5,143             0      S/L 31.5          1989(C)
Ormond Beach, FL.............       13,874             0      S/L 31.5          1994(A)
Alamosa, CO..................          709             0        S/L 30          1986(C)
Wilmington, NC...............       21,992             0      S/L 31.5          1989(C)
Berlin, VT...................        9,436         4,940        S/L 30          1986(C)
Brainerd, MN.................       11,349           585      S/L 31.5          1991(A)
Spring Hill, FL..............        7,833         5,849        S/L 30          1988(C)
Tiffin, OH...................        2,908             0        S/L 30          1980(C)
Toledo, OH...................       11,214             0      S/L 31.5          1995(A)
Toledo, OH...................       17,230        23,000      S/L 31.5          1997(C)
Denver,CO....................       53,089             0      S/L 31.5          1997(C)
Dickinson, ND................        2,086             0        S/L 30          1978(C)
West Pasco, FL...............        4,752         4,784        S/L 30          1986(C)
Marianna, FL.................        3,932             0      S/L 31.5          1990(C)
Hutchinson, MN...............        2,840         4,734        S/L 30          1981(C)
New Bern, NC.................        4,042             0      S/L 31.5          1989(C)
Highland, IN.................       23,896             0      S/L 31.5          1997(A)
Princeton, NJ (Park).........       34,514        27,220      S/L 31.5          1998(A)
Princeton, NJ (Pavillion)....       28,162             0      S/L 31.5          2000(C)
St. Paul, MN.................       21,685             0      S/L 31.5          1997(A)
Russellville, AR.............       11,227             0      S/L 31.5          1994(A)
N. Little Rock, AR...........       14,656             0      S/L 31.5          1994(A)
Fayetteville, AK.............       22,356             0      S/L 31.5          1997(A)
Ottumwa, IA..................        9,479             0      S/L 31.5          1990(C)
Washington, NC...............        4,184             0      S/L 31.5          1990(C)
Ovideo, FL...................       15,032             0      S/L 31.5          1997(C)
Orlando, FL..................       12,568             0      S/L 31.5          1989(C)
Durham, NC...................       10,886             0      S/L 31.5          1990(C)
Crystal River, FL............        4,314             0        S/L 30          1986(C)
Bellefontaine, OH............        6,112         2,923      S/L 31.5          1998(A)

                                    INITIAL COST                                   TOTAL COST (A)
                               -----------------------                  ------------------------------------
                                          BUILDINGS &                              BUILDINGS &                 ACCUMULATED
                                 LAND     IMPROVEMENTS   IMPROVEMENTS     LAND     IMPROVEMENTS     TOTAL      DEPRECIATION
                               --------   ------------   ------------   --------   ------------   ----------   ------------
Dublin, OH...................     3,609        11,546            0         3,609        11,661        15,271        1,025
Grove City, OH...............     2,848         9,132            0         2,848         9,132        11,980          801
Hamilton, OH.................       495         1,618            0           495         1,618         2,113          141
Gahanna, OH..................     1,029         3,320            0         1,029         3,320         4,349          289
Pataskala, OH................       514         1,679            0           514         1,679         2,193          146
Pickerington, OH.............     1,896         6,086            0         1,896         6,086         7,982          531
Barboursville, OH............       431         1,417            2           431         1,419         1,851          124
Colombus, OH.................    11,087        44,494            0        11,866        47,787        59,653        3,582
Portfolio Balance (DDR)......    11,574       127,923        9,235        30,859       176,636       207,495        2,992
                               --------    ----------      -------      --------    ----------    ----------     --------
                               $367,197    $1,487,588      $20,557      $389,593    $1,772,220    $2,161,817     $297,249
                               ========    ==========      =======      ========    ==========    ==========     ========

                               TOTAL COST,
                                  NET OF                     DEPRECIABLE       DATE OF
                               ACCUMULATED                      LIVES      CONSTRUCTION(C)
                               DEPRECIATION   ENCUMBRANCES   (YEARS)(1)    ACQUISITION(A)
                               ------------   ------------   -----------   ---------------
Dublin, OH...................       14,246        10,336      S/L 31.5          1998(A)
Grove City, OH...............       11,179         7,605      S/L 31.5          1998(A)
Hamilton, OH.................        1,972             0      S/L 31.5          1998(A)
Gahanna, OH..................        4,059             0      S/L 31.5          1998(A)
Pataskala, OH................        2,047           716      S/L 31.5          1998(A)
Pickerington, OH.............        7,452         5,015      S/L 31.5          1998(A)
Barboursville, OH............        1,726             0      S/L 31.5          1998(A)
Colombus, OH.................       56,070             0      S/L 31.5          1998(A)
Portfolio Balance (DDR)......      204,503        74,457
                                ----------      --------
                                $1,864,563      $264,645
                                ==========      ========

---------------

 (1) S/L refers to straight-line depreciation.

(A) The Aggregate Cost for Federal Income Tax purposes was approximately $2.2 billion at December 31, 2000

    The changes in Total Real Estate Assets for the three years ended December 31, 2000 are as follows:

                                                             2000          1999          1998
                                                          ----------    ----------    ----------
        Balance, Beginning of Year......................  $2,068,274    $1,896,763    $1,325,743
        Acquisitions and Transfers From Joint
          Ventures......................................      81,087        78,318       688,431
        Developments, Improvements and Expansions.......      67,707       131,977        58,566
        Changes in Land Under Development and
          Construction in Progress......................      33,862        (1,169)       98,277
        Sales, Retirements and Transfers to Joint
          Ventures......................................     (89,118)      (37,615)     (274,254)
                                                          ----------    ----------    ----------
        Balance, End of Year............................  $2,161,812    $2,068,274    $1,896,763
                                                          ==========    ==========    ==========

    The changes in Accumulated Depreciation and Amortization for the three years ended December 31, 2000 are as follows:

                                                             2000          1999          1998
                                                          ----------    ----------    ----------
        BALANCE, BEGINNING OF YEAR......................  $  249,912    $  203,097    $  171,737
        DEPRECIATION FOR YEAR...........................      54,201        49,998        42,952
        SALES AND RETIREMENTS...........................      (6,866)       (3,183)      (11,592)
                                                          ----------    ----------    ----------
        BALANCE, END OF YEAR............................  $  297,247    $  249,912    $  203,097
                                                          ==========    ==========    ==========