Form 10-Q
period 2001-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2001-05-11
CIK 894315

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Notes to Condensed Consolidated Financial Statements
1. NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION
2. EQUITY INVESTMENTS IN JOINT VENTURES
3. MINORITY EQUITY INVESTMENT
4. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS
5. REVOLVING CREDIT FACILITIES
6. DERIVATIVE FINANCIAL INSTRUMENTS
7. EARNINGS AND DIVIDENDS PER SHARE
8. SUBSEQUENT EVENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Funds From Operations
Liquidity and Capital Resources
Dispositions:
Strategic Transactions:
Financings:
Inflation
Economic Conditions
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS ON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicated by  X  whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes   X    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

  54,962,804   common shares, without par value, outstanding as of   May 7, 2001

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.

Condensed Consolidated Statements of Operations for the Three Month Periods ended March 31, 2001 and 2000.

Condensed Consolidated Statements of Cash Flows for the Three Month Periods ended March 31, 2001 and 2000.

Notes to Condensed Consolidated Financial Statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

		March 31,	December 31,
		2001	2000

Assets

Real estate rental property:

Land		$362,852	$358,270

Buildings		1,609,628	1,579,866

Fixtures and tenant improvements		42,132	40,906

Land under development		26,379	31,323

Construction in progress		138,864	151,445

		2,179,855	2,161,810

Less accumulated depreciation		(309,402)	(297,247)

Real estate, net		1,870,453	1,864,563

Cash and cash equivalents		3,621	4,243

Investments in and advances to joint ventures		272,825	260,927

Minority equity investment		125,750	135,028

Notes receivable		6,057	4,824

Other assets		62,820	62,436

		$2,341,526	$2,332,021

Liabilities and Shareholders’ Equity

Unsecured indebtedness:

Fixed rate senior notes		$464,455	$492,431

Revolving credit facility		467,500	419,500

		931,955	911,931

Secured indebtedness:

Revolving credit facility		22,500	21,000

Mortgage and other secured indebtednesss		292,745	294,644

		315,245	315,644

Total indebtedness		1,247,200	1,227,575

Accounts payable and accrued expenses		50,620	53,818

Dividends payable		20,335	19,757

Other liabilities		12,206	11,319

		1,330,361	1,312,469

Minority equity interest		8,194	8,198

Preferred operating partnership interests		207,111	207,111

Operating partnership minority interests		20,493	20,493

		1,566,159	1,548,271

Commitments and contingencies

Shareholders’ equity:

Class A - 9.5% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 421,500 shares issued and outstanding at March 31, 2001 and December 31, 2000		105,375	105,375

Class B - 9.44% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 177,500 shares issued and outstanding at March 31, 2001 and December 31, 2000		44,375	44,375

Class C - 8.375% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at March 31, 2001 and December 31, 2000		100,000	100,000

Class D - 8.68% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 216,000 shares issued and outstanding at March 31, 2001 and December 31, 2000		54,000	54,000

Common shares, without par value, $.10 stated value; 100,000,000 shares authorized; 61,597,238 and 61,481,736 shares issued at March 31, 2001 and December 31, 2000, respectively		6,159	6,148

Paid-in-capital		677,669	676,150

Accumulated distributions in excess of net income		(116,989)	(112,357)

Accumulated other comprehensive income		(4,129)	—

Less:	Unearned compensation - restricted stock	(1,883)	(1,239)

Common stock in treasury at cost: 6,638,457 and 6,601,250 shares at March 31, 2001 and December 31, 2000, respectively		(89,210)	(88,702)

		775,367	783,750

		$2,341,526	$2,332,021

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2001	2000

Revenues from operations:

Minimum rents	$51,909	$49,143

Percentage and overage rents	1,094	1,852

Recoveries from tenants	14,508	13,176

Ancillary income	322	228

Other property related income	209	139

Management fee income	3,082	1,635

Development fee income	298	958

Interest income	1,779	1,450

Other	507	225

	73,708	68,806

Rental operation expenses:

Operating and maintenance	7,858	6,629

Real estate taxes	8,226	7,569

General and administrative	5,701	5,087

Interest	19,961	18,124

Depreciation and amortization	13,888	13,248

	55,634	50,657

Income before equity in net income of joint ventures and minority equity investment, gain on disposition of real estate and real estate investments and
minority interests	18,074	18,149

Equity in net income of joint ventures	4,939	5,419

Equity in net income from minority equity investment	2,950	1,650

Gain on disposition of real estate and real estate investments	1,742	16,887

Income before minority interests	27,705	42,105

Minority Interests:

Minority equity interests	(30)	(28)

Preferred operating partnership minority interests	(4,770)	(2,408)

Operating partnership minority interests	(388)	(1,693)

	(5,188)	(4,129)

Net income	$22,517	$37,976

Net income applicable to common shareholders	$15,702	$31,161

Per share data:

Earnings per common share -

Basic	$0.29	$0.53

Diluted	$0.29	$0.51

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31,
(Dollars in thousands)
(Unaudited)

	2001	2000

Net cash flow provided by operating activities	$42,218	$34,068

Cash flow from investing activities:

Real estate developed or acquired	(27,182)	(6,860)

Investments in and advances to joint ventures and minority equity investment, net	(10,329)	(44,608)

Issuance of notes receivable, net	(1,233)	(276)

Proceeds from disposition of real estate and real estate investments	8,236	72,214

Net cash flow (used for) provided by investing activities	(30,508)	20,470

Cash flow from financing activities:

Proceeds from revolving credit facilities and temporary bridge loans, net	49,500	8,000

Proceeds from construction loans	5,789	—

Repayment of senior notes	(28,000)	—

Principal payments on rental property debt	(7,911)	(3,402)

Payment of deferred finance costs (bank borrowings)	(5)	(20)

Proceeds from issuance of common shares in conjunction with exercise of stock options, the Company’s 401(k) plan, dividend reinvestment plan and restricted stock plan	487	272

Purchase of treasury stock	(508)	(32,067)

Distributions to preferred and operating partnership minority interests	(5,112)	(4,026)

Dividends paid	(26,572)	(27,642)

Net cash flow used for financing activities	(12,332)	(58,885)

Decrease in cash and cash equivalents	(622)	(4,347)

Cash and cash equivalents, beginning of period	4,243	5,992

Cash and cash equivalents, end of period	$3,621	$1,645

Supplemental disclosure of non cash investing and financing activities:

At March 31, 2001, included in accounts payable was approximately $0.3 million relating to construction in progress and $20.3 million of dividends declared. Included in other liabilities is approximately $4.1 million which represents the aggregate fair value of the Company’s interest rate swaps. The foregoing transactions did not provide for or require the use of cash.

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

Reclassifications

      Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

Use of Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amount s of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

      These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Comprehensive Income

      Comprehensive income for the three month periods ended March 31, 2001 and 2000 was $18,388,000 and $37,976,000, respectively.

2. EQUITY INVESTMENTS IN JOINT VENTURES

      At March 31, 2001, the Company owned thirty-three joint ventures and joint venture interests held through equity affiliates which own fifty-five operating shopping center properties and five shopping center properties under development.

      Combined condensed financial information of the Company’s joint venture investments and joint venture investments held through an equity affiliate of the Company are as follows (in thousands):

	March 31,	December 31,
	2001	2000

Combined Balance Sheets:

Land	$343,944	$301,409

Buildings	1,162,489	1,055,704

Fixtures and tenant improvements	10,824	10,412

Construction in progress	110,988	102,353

	1,628,245	1,469,878

Less accumulated depreciation	(114,314)	(106,964)

Real estate, net	1,513,931	1,362,914

Other assets	103,329	91,182

	$1,617,260	$1,454,096

Mortgage debt	$1,060,912	$942,451

Amounts payable to DDR	103,695	105,527

Other liabilities	38,493	29,154

	1,203,100	1,077,132

Accumulated equity	414,160	376,964

	$1,617,260	$1,454,096

Company’s proportionate share of accumulated equity	$133,983	$126,114

	Three Month Period
	Ended March 31,

	2001	2000

Combined Statements of Operations:

Revenues from operations	$57,962	$47,439

Rental operation expenses	17,524	13,113

Depreciation and amortization expense of real estate investments	8,120	6,681

Interest expense	19,113	16,088

	44,757	35,882

Net income	$13,205	$11,557

Company’s proportionate share of net income*	$5,256	$5,713

* At March 31, 2001 and 2000, the difference between the $5.3 million and $5.7 million, respectively, of the Company’s proportionate share of net income, and $4.9 million and $5.4 million, respectively, of equity in net income of joint ventures reflected in the Company’s statement of operations is attributable to basis differentials. Basis differentials occur primarily when the Company has purchased an interest in existing joint ventures at fair market values which differ from their proportionate share of the historical net assets of the joint venture.

      Included in management fee income for the three month period ended March 31, 2001 and 2000, is approximately $1.7 and $1.5 million, respectively, of management fees earned by the Company for services rendered to the joint ventures. Also included in revenues for the three month period ended March 31, 2001 and 2000, is approximately $0.5 million and $1.1 million, respectively, of development fee income and commissions for services rendered to the joint ventures, net of amounts eliminated related to the Company’s proportionate ownership share.

      In 2000, the Company announced it intended to acquire 11 west coast retail properties for approximately $268 million from Burnham Pacific Properties, Inc. (“Burnham”) through a joint venture with Prudential Real Estate Investors (“PREI”) and Coventry Real Estate Partners (“Coventry”). The joint venture will be funded as follows: 1% by Coventry, 20% by DDR, and 79% by Prudential. As of March 31, 2001, eight properties have been acquired at an aggregate cost of approximately $188 million. The joint venture’s equity investment as of March 31, 2001 is approximately $86 million. The Company will earn fees for managing and leasing the properties, all of which are located in western states. One property was purchased in April 2001 and the remaining two properties are scheduled to close later this year upon resolution of certain operating partnership issues.

3. MINORITY EQUITY INVESTMENT

      At December 31, 2000 and March 31, 2001, the Company owned 9,656,650 common shares in American Industrial Properties REIT (NYSE: IND) (“AIP”) representing approximately 46.0% of AIP’s total outstanding common shares.

      On November 1, 2000, DDR Transitory Sub, Inc. (“DDR Sub”), a subsidiary of the Company and AIP entered into an agreement and plan of merger. Pursuant to the merger agreement, DDR Sub will be merged with and into AIP and AIP will become a subsidiary of the Company. In connection with the merger agreement, AIP also entered into: (i) an agreement to sell 31 properties to client accounts managed by Lend Lease Real Estate Investment, Inc. (“Lend Lease”) for a gross purchase price, including assumed debt, of approximately $292.5 million and (ii) an agreement to sell an office building to a third party for a gross purchase price, including assumed debt, of approximately $55.4 million which was sold by AIP in November 2000. The property sales listed in (i) of the immediately preceding sentence are conditions to the closing of the merger, which is expected to occur in May 2001. Upon closing of the merger, each of AIP’s common shares (other than shares owned in treasury, by the Company, DDR Sub or dissenting shareholders), will receive $12.89 per share which has been adjusted to reflect the extended closing date and operating income. Each common share of DDR Sub will be converted into one common share of AIP in connection with the merger, resulting in the Company being the majority shareholder of AIP. The effect of the aforementioned transactions is that upon consummation, the Company will (through AIP) own and control AIP’s 39 remaining properties. The closing of these transactions is subject to customary conditions in addition to the approval of AIP’s shareholders. AIP’s special meeting of shareholders to approve this transaction is scheduled for May 14, 2001.

Summarized financial information of AIP, as reflected on the accounts of AIP, is as follows (in thousands):

	March 31,	December 31,
	2001	2000

Balance Sheet:

Land	$150,108	$150,108

Buildings	453,999	453,168

	604,107	603,276
Less accumulated depreciation	(57,270)	(55,341)

Real estate, net	546,837	547,935

Other assets	29,305	44,103

	$576,142	$592,038

Mortgage debt	$287,983	$284,924

Other liabilities	14,198	41,912

	302,181	326,836
Accumulated equity	273,961	265,202

	$576,142	$592,038

	Three month period
	ended March 31,

	2001	2000

Statement of Operations:

Revenues from operations	$22,240	$22,220

Rental operation expenses	7,164	7,800

Depreciation and amortization expense	2,481	3,613

Interest expense	5,617	6,550

	15,262	17,963

	6,978	4,257

Minority interests	(190)	(90)

Equity earnings in joint venture	—	70

(Loss) gain on disposition of real estate	(18)	3,116

Income before extraordinary item	6,770	7,353

Extraordinary item	—	(329)

Net income	$6,770	$7,024

      For the period ended March 1, 2001 and 2000, the Company recorded equity in net income from minority equity investment of $3.0 million and $1.7 million, respectively. The difference between the Company’s share in net income as reported in the financial statements of AIP is attributable to adjustments relating to depreciation and amortization and gain (loss) on disposition of real estate associated with basis adjustments.

4. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS

      The following table summarizes the changes in shareholders’ equity since December 31, 2000 (in thousands):

	Preferred	Common		Accumulated	Accumulated	Unearned
	Shares ($250	Shares		Distributions	Other	Compensation	Treasury
	Stated	($.10 stated	Paid-in	in Excess of	Comprehensive	Restricted	Stock
	Value)	Value)	Capital	Net Income	Income	Stock	at Cost	Total

Balance December 31, 2000	$303,750	$6,148	$676,150	$(112,357)	$—	$(1,239)	$(88,702)	$783,750

Net income				22,517				22,517

Cumulative effect of FAS 133
transition adjustment					(1,433)			(1,433)

Fair value of interest swaps					(2,696)			(2,696)

Dividends declared - common shares				(20,334)				(20,334)

Dividends declared -
preferred shares				(6,815)				(6,815)

Vesting of restricted stock						216		216

Issuance of restricted stock		8	1,066			(860)		214

Purchases of common shares							(508)	(508)

Issuance of common shares related
to exercise of stock options,
participation units and dividend reinvestment plan		3	453					456

Balance March 31, 2001	$303,750	$6,159	$677,669	$(116,989)	$(4,129)	$(1,883)	$(89,210)	$775,367

      Dividends declared were $0.37 and $0.36 per common share for the three month period ended March 31, 2001 and 2000, respectively.

      At March 31, 2001 and December 31, 2000, treasury stock recorded on the Company’s condensed consolidated balance sheet consisted of 6,638,457 and 6,601,250 common shares at a cost of $89.2 million and $88.7 million, respectively, acquired pursuant to the Company’s common share repurchase program.

5. REVOLVING CREDIT FACILITIES

      The Company maintains its primary unsecured revolving credit facility with a syndicate of financial institutions, for which Bank One, NA serves as the administrative agent (the “Unsecured Credit Facility”). This facility allows for available borrowing capacity of $550 million and matures on May 31, 2003. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.10%), depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Unsecured Credit Facility is used to finance the acquisition and development of properties, to provide working capital and for general corporate purposes. At March 31, 2001, $467.5 million was outstanding under this facility with a weighted average interest rate, excluding the effects of any interest rate swaps, of 6.4%.

      The Company also maintains a secured revolving credit facility with National City Bank of $25 million. This credit facility is secured by certain partnership investments. The Company maintains the right to reduce this facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.10%) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At March 31, 2001, $22.5 million was outstanding under this facility with a weighted average interest rate of 6.1%.

6. DERIVATIVE FINANCIAL INSTRUMENTS

      The Company has purchased interest rate swaps to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company does not utilize these arrangements for trading or speculative purposes. The principal risk to the Company through its interest rate hedging strategy is the potential inability of the financial institutions from which the interest rate swaps were purchased to cover all of their obligations. To mitigate this exposure, the Company purchases its interest rate swaps from major financial institutions.

      All derivatives, which have historically been limited to interest rate swaps designated as cash flow hedges, are recognized on the balance sheet at their fair value. On the date that the Company enters into an interest rate swap, it designates the derivative as a hedge of the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective is recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is reported in current earnings.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company would discontinue hedge accounting on a prospective basis.

      In October 2000 and January 2001, the Company entered into three interest rate swap agreements, each for two year terms, aggregating $200 million, converting a portion of the outstanding variable rate debt under the Unsecured Credit Facility to a weighted average fixed rate of approximately 6.96%.

      On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (FAS 133), Accounting for Derivative Instruments and Hedging Activities. At that time, the Company designated all of its interest rate swaps as cash flow hedges in accordance with the requirements of FAS 133. The aggregate fair value of the derivatives on January 1, 2001 of $1.4 million was recorded in other liabilities on the condensed consolidated balance sheet with an offset to other comprehensive income representing the cumulative effect of the transition adjustment pursuant to the provisions of Accounting Principles Board Opinion No. 20, Accounting Changes.

      As of March 31, 2001, the aggregate fair value of the Company’s interest rate swaps was a liability of $4.1 million which is included in other liabilities in the condensed consolidated balance sheets. For the three months ended March 31, 2001, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the condensed consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reclassify as earnings $2.7 million of the amount recorded in accumulated other comprehensive income. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

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

	Three Month Period
	Ended March 31,

	(in thousands,
	except per share amounts)
	2001	2000

Net income	$22,517	$37,976

Less: Preferred stock dividend	(6,815)	(6,815)

Basic — Net income applicable to common shareholders	15,702	31,161

Effect of dilutive securities:

Joint Venture partnerships	—	1,693

Diluted — Net income applicable to common shareholders plus assumed conversions	$15,702	$32,854

Number of Shares:

Basic — average shares outstanding	54,811	59,034

Effect of dilutive securities:

Operating partnership minority interests	—	4,702

Stock options	145	21

Restricted stock	48	56

Diluted — average shares outstanding	55,004	63,813

Per share amount:

Net income

Basic	$0.29	$0.53

Diluted	$0.29	$0.51

8. SUBSEQUENT EVENTS

      In April 2001, the Company entered into a joint venture relating to a 280,000 square foot lifestyle shopping center in Littleton, CO. This project is scheduled for completion in the Fall of 2001.

      In April 2001, the Company sold a 35,500 square foot shopping center in Rapid City, South Dakota to a private investor for approximately $2.4 million. Proceeds from this sale were used to repay amounts outstanding on the Company’s Unsecured Credit Facility.

      In April 2001, the Company entered into a 10 year, $156 million financing agreement secured by five properties with a fixed coupon rate of approximately 6.9%. Proceeds were effectively used to repay amounts outstanding on the Company’s Unsecured Credit Facilities and to repay an $8.1 million mortgage scheduled to mature in July 2001.

      In April 2001, the Company purchased a 20% interest in a property located in San Francisco, CA from Burnham. The Company’s net equity investment in this property is approximately $5.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the condensed consolidated financial statements and the notes thereto. Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, “seeks”, “estimates”, and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect the Company’s actual results, performance or achievements.

      Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution.

•	The Company is dependent upon the successful operations and financial condition of its tenants, particularly certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet, and the resulting retailing practices and space needs of its tenants;

•	E-commerce may affect the sales volume of the Company’s tenants which may reduce the amount of percentage rental income;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital or may fail to effectively integrate acquisitions of properties or portfolios of properties;

•	Debt and equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company is subject to potential environmental liabilities;

•	The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations; and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.

Results of Operations

      Revenues from Operations

      Total revenues increased $4.9 million, or 7.1%, to $73.7 million for the three month period ended March 31, 2001 from $68.8 million for the same period in 2000. Base rental revenues for the three month period ended March 31, 2001 increased $2.8 million, or 5.6%, to $51.9 million as compared to $49.1 million for the same period in 2000. Aggregate base rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2000) increased approximately $0.9 million, or 2.0%, for the three month period ended March 31, 2001 as compared to the same period in 2000. The shopping center acquired by the Company in 2000 contributed $0.7 million of additional base rental revenue and the seven newly developed shopping centers contributed $2.6 million. These increases were offset by a $1.4 million decrease from the sale/transfer of four properties and three Wal-Mart stores in 2000 and 2001.

      At March 31, 2001, the in-place occupancy rate of the Company’s portfolio stood at 95.7%, as compared to 95.0% at March 31, 2000 and 95.7% at December 31, 2000. The average annualized base rent per leased square foot, including those properties owned through joint ventures, was $9.72 at March 31, 2001 as compared to $9.19 at March 30, 2000. Same store sales, for those tenants required to report such information, representing approximately 19.0 million square feet, increased 2.2% to $243 per square foot for the twelve month period ended March 31, 2001.

      Recoveries from tenants for the three month period ended March 31, 2001 increased $1.3 million, or 10.1%, to $14.5 million as compared to $13.2 million in 2000. This increase was primarily related to the increase in operating and maintenance expenses and real estate taxes associated with the 2000 and 2001 shopping center acquisitions and developments. Recoveries were approximately 90.2% and 92.8% of operating expenses and real estate taxes for the three month periods ended March 31, 2001 and 2000, respectively.

      Ancillary and other property related income for the three month period ended March 31, 2001 increased $0.2 million, or 45.0%, to $0.5 million as compared to $0.3 million in 2000. This increase was primarily due to the Company pursuing additional ancillary income opportunities. It is anticipated that growth in ancillary revenues will continue in 2001 as additional opportunities are pursued.

      Management fee income for the three month period ended March 31, 2001 increased $1.5 million, or 88.5%, to $3.1 million as compared to $1.6 million in 2000. This increase was primarily associated with the Company assuming property management responsibilities for all the real estate assets of Burnham Pacific Properties (“Burnham”) in the fourth quarter of 2000. In addition, the formation of certain joint ventures in 1999 and 2000, primarily associated with shopping center developments, have consummated operations. Accordingly, the Company is performing property management services and is receiving fees at market rates for these services.

      Development fee income for the three month period ended March 31, 2001 decreased $0.7 million, or 69.0%, to $0.3 million as compared to $1.0 million in 2000. This decrease attributed to the substantial completion of certain joint venture development projects in 2000. The Company is currently involved with joint venture development projects in Long Beach, CA; Coon Rapids, MN; Littleton, CO and expects to enter into another development joint venture associated with a 455,000 square foot development project in Long Beach, CA later this year.

      Interest income for the three month period ended March 31, 2001, increased $0.3 million, or 22.7%, to $1.8 million as compared to $1.5 million in 2000. This increase was primarily associated with advances to joint ventures and an increase in notes receivable in 2001.

      Other income for the three month period ended March 31, 2001 increased $0.3 million, to $0.5 million as compared to $0.2 million in 2000. This generally reflects an increase in lease termination revenues aggregating approximately $1.2 million offset by an increase of approximately $1.0 million relating to provisions for doubtful accounts.

Expenses from Operations

      Rental operating and maintenance expenses for the three month period ended March 31, 2001 increased $1.2 million, or 18.5%, to $7.8 million as compared to $6.6 million for the same period in 2000. An increase of $0.7 million is attributable to the eight shopping centers acquired and developed in 2001 and 2000 and $0.7 million is primarily attributable to an increase in various maintenance items in the Core Portfolio Properties. These increases were offset by a decrease of $0.2 million relating to the sale/transfer of four properties and three Wal-Mart stores in 2000 and 2001.

      Real estate taxes for the three month period ended March 31, 2001 increased $0.6 million, or 8.7%, to $8.2 million as compared to $7.6 million for the same period in 2000. An increase of $0.2 million is related to the eight shopping centers acquired and developed in 2001 and 2000 and $0.5 million is primarily associated with recently developed and acquired properties which were not fully assessed in the Core Portfolio Properties. These increases were offset by a decrease of $0.1 million relating to the sale/transfer of four properties and three Wal-Mart stores in 2000 and 2001.

      General and administrative expenses increased $0.6 million, or 12.1%, to $5.7 million for the three month period ended March 31, 2001 as compared to $5.1 million in 2000. Total general and administrative expenses were approximately 4.3% and 4.4% of total revenues, including total revenues of joint ventures, for the three month periods ended March 31, 2001 and 2000, respectively.

      The increase in general and administrative expenses is primarily attributable to the growth of the Company generally related to recent acquisitions, expansions and developments and the opening of a west coast office in conjunction with the Company’s increased ownership of assets on the west coast and property management services provided to Burnham in the fourth quarter of 2000. The Company continues to maintain a conservative policy with regard to the expensing of all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space.

      Depreciation and amortization expense increased $0.6 million, or 4.8%, to $13.8 million for the three month period ended March 31, 2001, as compared to $13.2 million for the same period in 2000. An increase of $0.5 million is related to the eight shopping centers acquired and developed in 2001 and 2000, $0.5 million is related to Core Portfolio Properties. These increases were offset by a decrease of $0.4 million relating to the sale/transfer of four properties and three Wal-Mart stores in 2000 and 2001.

      Interest expense increased $1.8 million, or 10.1%, to $19.9 million for the three month period ended March 31, 2001, as compared to $18.1 million for the same period in 2000. The overall increase in interest expense for the three month period ended March 31, 2001, as compared to the same period in 2000 is primarily related to the acquisition and development of shopping centers during 2001 and 2000. The weighted average debt outstanding during the three month period ended March 31, 2001 and related weighted average interest rate was $1.3 billion and 7.3%, respectively, compared to $1.2 billion and 7.3%, respectively, for the same period in 2000. Interest costs capitalized, in conjunction with development, expansion projects and development joint venture interests, were $3.5 million for the three month period ended March 31, 2001, as compared to $4.0 million for the same period in 2000.

      Equity in net income of joint ventures decreased $0.5 million, or 8.9%, to $4.9 million for the three month period ended March 31, 2001, as compared to $5.4 million for the same period in 2000. An increase of $0.4 million is primarily related to the joint venture formed in 2000 to acquire the Burnham properties. This increase was offset by a decrease of $0.9 million relating to the Company’s sale of 60% of its half interest in the Community Centers Joint Venture in February 2000.

      Equity in net income of minority equity investment increased $1.3 million, or 78.8%, to $3.0 million for the three month period ended March 31, 2001, as compared to $1.7 million for the same period in 2000. The overall increase for the three month period includes the effect of decreased interest costs and the reduction of depreciation due to the classification of AIP’s assets as held for sale. As of March 31, 2001, the Company owned approximately 9.7 million shares of AIP which approximates 46.0% of AIP’s total outstanding common shares. As discussed in the notes to the financial statements, AIP is in the process of selling a substantial portion of its assets to an institutional investor. The cash proceeds from this sale will be utilized to repurchase AIP’s shares not owned by DDR. DDR will then survive as AIP’s sole shareholder, at which time the operating results will be consolidated. See discussion below under “Strategic Transactions”.

      Minority equity interest expense increased $1.1 million, or 25.6%, to $5.2 million for the three month period ended March 31, 2001, as compared to $4.1 million for the same period in 2000. An increase of $2.4 million relates to the Company’s issuance of preferred operating partnership minority units in May 2000. These units may be exchanged, under certain circumstances, into preferred shares of the Company. This increase was offset by a $1.3 million decrease due to the Company acquiring the minority partners’ ownership in 11 properties and consequently retiring approximately 3.6 million operating partnership units in July 2000.

      Gain on disposition on real estate and real estate investments aggregated $1.7 million at March 31, 2001 which relates to the sale of a shopping center property in Ahoskie, North Carolina.

      Gain on disposition of real estate and real estate investments aggregated $16.9 million for the three month period ended March 31, 2000. The Company sold a shopping center property located in Stone Mountain, Georgia and recognized a gain of approximately $1.0 million. The Company also sold 60% of its half interest in a joint venture which owns 10 operating shopping centers and recognized a gain of approximately $15.4 million. In connection with the formation of one joint venture, the Company sold one property, received cash and a 50% partnership interest and recognized a gain of approximately $0.5 million.

      Net Income

      Net income decreased $15.5 million, or 40.7%, to $22.5 million for the three month period ended March 31, 2001, as compared to net income of $38.0 million for the same period in 2000. The decrease in net income of $15.5 million is primarily attributable to the decrease in gain on sale of real estate and real estate investments of $15.2 million, offset by increases in net operating revenues (total revenues less operating and maintenance, real estate taxes and general and administrative expense) aggregating $2.4 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties and the ten shopping centers acquired and developed in 2000 and 1999 and an increase of $0.8 million relating to equity in net income from joint ventures and minority equity investment. This aggregate increase was offset by increases in depreciation, interest and minority interest expense of $0.6 million, $1.8 million and $1.1 million, respectively.

Funds From Operations

      Management believes that Funds From Operations (“FFO”) provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company’s proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner. For the three month period ended March 31, 2001, FFO decreased $1.8 million, to $32.4 million as compared to $34.2 million for the same period in 2000. The decrease in total FFO is principally attributable to the sale of real estate assets and joint venture interests in 2000, aggregating approximately $250 million and the issuance of preferred operating partnership units in May 2000. Proceeds were used to repay indebtedness and repurchase common shares of the Company. The net decrease is offset by increases in revenues from Core Portfolio Properties, acquisitions and developments. The Company’s calculation of FFO is as follows (in thousands):

	Three Month Period
	Ended March 31,
	2001	2000

Net income applicable to common shareholders (1)	$15,702	$31,161

Depreciation of real estate investments	13,602	12,962

Equity in net income of joint ventures	(4,939)	(5,419)

Equity in net income of minority equity investment	(2,950)	(1,650)

Joint Ventures’ FFO (2)	8,168	8,835

Minority equity investment FFO	4,167	3,532

Minority interest expense (OP Units)	388	1,692

Gain on disposition of real estate and real estate investments	(1,742)	(16,887)

	$32,396	$34,226

(1)	Includes straight line rental revenues of approximately $1.2 million and $1.0 million for the three month periods ended March 31, 2001 and 2000, respectively.

(2)	Joint ventures’ Funds From Operations are summarized as follows:

	Three Month Period
	Ended March 31,

	2001	2000

Net income (a)	$13,205	$11,557

Depreciation of real estate investments	8,120	6,681

	$21,325	$18,238

DDRC ownership interest (b)	$8,168	$8,835

(a)	Revenue for the three month periods ended March 31, 2001 and 2000 include approximately $1.1 million and $0.9 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.4 million in each year.

(b)	At March 31, 2001, the Company owned joint venture interests relating to 55 operating shopping center properties, a 25% interest in the Prudential Retail Value Fund and a 50% joint venture in a real estate management company. At March 31, 2000, the Company owned joint venture interests in 42 operating shopping center properties, a 25% interest in the Prudential Retail Value Fund and a 50% joint venture in a real estate management company.

Liquidity and Capital Resources

      The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of operating partnership units and joint venture capital, will provide the necessary capital to achieve continued growth. Cash flow from operating activities for the three month period ended March 31, 2001 was $42.2 million as compared to $34.1 million for the same period in 2000. The increase is primarily due to shopping center acquisitions and developments completed in 2000 and 1999, new leasing, expansion, re-tenanting of the Core Portfolio Properties and distributions from the Company’s minority equity investment.

      An increase in the 2001 quarterly dividend per common share to $0.37 from $0.36 was approved in March 2001 by the Company’s Board of Directors. The Company’s common share dividend payout ratio for the first quarter of 2001 approximated 64.0% of actual FFO as compared to 65.8% for the same period in 2000. It is anticipated that the current dividend level will result in a conservative payout ratio. A low payout ratio will enable the Company to retain more capital which will be utilized to fund attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

      During the three month period ended March 31, 2001, the Company and its joint ventures invested $39.6 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company’s expansion, acquisition and development activity is summarized below:

Expansions:

      The Company has completed the redevelopment of a shopping center in Fayetteville, AR at an aggregate cost of $1.8 million and is also scheduled to commence expansion/redevelopment projects at seven additional shopping centers located in Crystal River, FL; Schaumburg, IL; Highland, IN; Wilmington, NC; Lebanon, OH; North Charleston, SC; and Taylorsville, UT.

Acquisitions:

      In 2000, the Company announced it intended to acquire 11 west coast retail properties for approximately $268 million from Burnham Pacific Properties, Inc. (“Burnham”) through a joint venture with Prudential Real Estate Investors (“PREI”) and Coventry Real Estate Partners (“Coventry”). The joint venture will be funded as follows: 1% by Coventry, 20% by DDR, and 79% by Prudential. As of March 31, 2001, eight properties have been acquired at an aggregate cost of approximately $188 million. The joint venture’s equity investment as of March 31, 2001 is approximately $86 million. The Company will earn fees for managing and leasing the properties, all of which are located in western states. The Downtown Pleasant Hill property was acquired on April 26, 2001 at an aggregate cost of approximately $62 million. The remaining two properties are scheduled to close later this year upon resolution of certain operating partnership issues.

      In addition, the Company and Coventry were selected by Burnham to serve as its liquidation agent pursuant to its plan of liquidation. The liquidation portfolio originally included 42 properties aggregating 5.4 million square feet. The Company is providing property management services for this portfolio and receiving property management, leasing and development fees for its services at market rates. This transaction was completed on December 15, 2000 following approval from Burnham shareholders. On April 2, 2001, 19 properties from this portfolio were sold and the Company and Coventry are no longer providing property management services relating to these properties.

Development (Consolidated):

The consolidated development projects are as follows:

•	577,000 square foot shopping center in Meridian, Idaho (a suburb of Boise). The 412,000 square foot Phase I of this center was substantially completed in 2000 and is anchored by a Wal-Mart Supercenter (not owned by the Company), Shopko, Shepler’s, Bed, Bath & Beyond, Office Depot, Old Navy, and Sportman’s Warehouse. Ross Dress for Less, additional retail tenants and several restaurants will be opening throughout 2001. Construction of Phase II is scheduled to commence in 2002, with completion scheduled for the first half of 2003.

•	622,000 square foot shopping center in Everett, Massachusetts, which is scheduled for completion in 2001. The center is anchored by Target and Home Depot (not owned by the Company), Bed, Bath & Beyond, OfficeMax (all of which were open as of March 31, 2001). Additional tenants scheduled to open in 2001 are Old Navy and PetsMart.

•	162,000 square foot shopping center in Kildeer, Illinois, which is located adjacent to the Company’s joint venture shopping center located in Deer Park, Illinois. The Kildeer project is scheduled for completion in the fall of 2001 and will include the following tenants: Bed, Bath & Beyond, Circuit City, Cost Plus World Market, Old Navy and miscellaneous shops.

•	460,000 square foot shopping center in Princeton, New Jersey adjacent to the Company’s existing center, which includes the following tenants: Kohl’s, Wegman’s, Michael’s, Target (not owned by the Company) and Dick’s. All of these tenants opened during 1999 and 2000. The project also includes 55,000 square feet of additional retail space, which is scheduled for completion in 2001.

•	The Company intends to break ground during 2001 on two shopping center developments located in Riverdale, Utah and Long Beach, California. It is anticipated that the Long Beach, California (Pike) development will be transferred into a joint venture with an institutional investor.

Development (Joint Ventures):

      The Company has joint venture development agreements for eight additional shopping center projects. These eight projects have an aggregate projected cost of approximately $344 million. All of these projects have commenced development and are currently scheduled for completion through 2002. The Company is currently financing five of these projects through the Prudential/DDR Retail Value Fund. These projects are located in Long Beach, CA (CityPlace); Plainville, CT; Deer Park, IL; Round Rock, TX and San Antonio, TX. The remaining two projects are located in Coon Rapids, MN and St. Louis, MO.

      Construction has been substantially completed and the centers are open for business at the Deer Park, IL; Plainville, CT and Round Rock, TX locations.

      In April 2001, the Company entered into a joint venture relating to a 280,000 square foot lifestyle shopping center in Littleton, CO. This project is scheduled for completion in the Fall of 2001.

Dispositions:

      In January 2001, the Company sold a 190,000 square foot shopping center in Ahoskie, North Carolina for a purchase price of approximately $8.3 million and recognized a gain of approximately $1.8 million. In April 2001, the Company sold a 35,500 square foot shopping center in Rapid City, South Dakota to a private investor for approximately $2.4 million. Proceeds from both sales were used to repay amounts outstanding on the Company’s revolving credit facility.

Strategic Transactions:

      In 2000, the Company and American Industrial Properties (“AIP”) (NYSE: IND) announced that AIP had (i) entered into an agreement to sell 31 properties to client accounts managed by Lend Lease Real Estate Investments, Inc. for a gross purchase price, including assumed debt, of approximately $292.2 million; (ii) sold an office building to a third party for a gross purchase price, including assumed debt, of approximately $55.4 million and (iii) finalized an agreement with a subsidiary of DDR to acquire all of the AIP common shares not already owned by DDR for $13.74 per share in cash, which is expected to be funded by the property sales described above and AIP operating results in 2001. This amount was adjusted to $12.89 to reflect the payment of a dividend, the extended closing date and operating income.

      Through its subsidiary, DDR will survive as AIP’s controlling shareholder, controlling AIP’s 39 remaining properties. DDR currently holds 46% of AIP’s outstanding shares. The property sale noted in (i) above is a condition to the closing of the transaction with DDR, which is expected to occur in May 2001 following AIP’s shareholder approval. This transaction will provide the Company with complete control over its investment in AIP for which the Company expects to realize the full value of its investment through operations and an orderly disposition.

Financings:

      In January 2001, the Company entered into a $100 million, two year swap agreement, converting a portion of the variable rate debt on the Company’s Unsecured Credit Facility to a fixed rate of approximately 6.3%.

      In April 2001, the Company entered into a 10 year, $156 million, financing agreement secured by five properties with a fixed coupon interest rate of approximately 6.9%. Proceeds were effectively used to repay amounts outstanding on the Company’s revolving credit facilities and to repay an $8.1 million mortgage scheduled to mature in July 2001.

      At March 31, 2001, the Company’s capitalization consisted of $1.2 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $345.8 million), $518.8 million of preferred shares and preferred operating partnership units and $823.3 million of market equity (market equity is defined as common shares and common operating partnership units outstanding multiplied by the closing price per common share on the New York Stock Exchange at March 31, 2001 of $14.70), resulting in a debt to total market capitalization ratio of .48 to 1.0. At March 31, 2001, the Company’s total debt consisted of $830.2 million of fixed rate debt and $417.0 million of variable rate debt.

      It is management’s intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investor Services and Standard and Poor’s. As of March 31, 2001, the Company had $750 million available under its shelf registration statement. In addition, as of March 31, 2001, the Company had cash of $3.6 million and $85 million available under its $575 million of revolving credit facilities. On March 31, 2001, the Company also had 113 operating properties with $54.9 million, or 70.5%, of the total revenue for the three month period ended March 31, 2001 which were unencumbered, thereby providing a potential collateral base for future borrowings.

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

Economic Conditions

      Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate sectors and geographic regions with differing intensities and at different times. Adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The shopping centers are typically anchored by discount department stores (Wal-Mart, Kmart or Target), off price department stores (Kohl’s, TJ Maxx/Marshalls), home improvement stores (Home Depot, Lowes) and supermarkets which generally offer day-to-day necessities rather than high-priced luxury items. Since these merchants typically perform better in an economic recession than those who market high priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company’s primary market risk exposure is interest rate risk. At March 31, 2001 and 2000, approximately 66.6% and 65.8%, respectively, of the Company’s debt (excluding joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 6.4 years and 7.1 years, respectively, and a weighted average interest rate of approximately 7.4% and 7.5%, respectively. The remainder of the Company’s debt bears interest at variable rates with a weighted average maturity of approximately 1.7 years and 1.0 years, respectively, and a weighted average interest rate of approximately 6.6% and 7.0%, respectively, at March 31, 2001 and 2000. As of March 31, 2001 and 2000, the Company’s joint ventures’ indebtedness aggregated $835.0 million and $721.0 million, respectively, of fixed rate debt, of which the Company’s proportionate share was $289.4 million and $263.4 million, respectively, and $263.3 million and $237.1 million, respectively, of variable rate debt, of which the Company’s proportionate share was $56.3 million and $97.1 million, respectively. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities and construction loans in order to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company’s distributable cash flow.

      At March 31, 2001, the interest rate risk on $200.0 million of such debt has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.

      At March 31, 2001 and 2000, the fair value of the Company’s fixed rate debt including the $200 million which was swapped to a fixed rate, amounted to a liability of $840.1 million and $715.3 million (excluding joint venture debt), respectively, compared to its carrying amount of $830.2 million and $749.9 million, respectively. The fair value of the Company’s proportionate share of joint venture fixed rate debt was $295.2 million and $254.0 million, respectively, compared to its carrying amount $289.4 million and $263.4 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at March 31, 2001 and 2000 would have changed the fair value of the Company’s fixed rate debt to a liability of $873.6 million and $744.4 million, respectively, and would have changed the fair value of the Company’s proportionate share of joint ventures fixed rate debt to a liability of $307.5 million and $265.0 million, respectively. The sensitivity to changes in interest rate of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

      The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio and may enter into swap positions based on market fluctuations. As previously discussed, in October 2000 and January 2001, the Company entered into three interest rate swap agreements, each for two year terms, aggregating $200 million, converting a portion of the variable rate debt on the Company’s unsecured line of credit facility to a fixed rate of approximately 6.96%. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated.

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

May 11, 2001	/s/ David M. Jacobstein

(Date)	David M. Jacobstein, President and Chief Operating Officer

May 11, 2001	/s/ William H. Schafer

(Date)	William H. Schafer, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)