Form 10-Q
period 2001-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2001-08-14
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
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

Indicated by check # whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes # No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

      55,203,580 common shares, without par value, outstanding as of August 8, 2001

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.

Condensed Consolidated Statements of Operations for the Three Month Periods ended June 30, 2001 and 2000.

Condensed Consolidated Statements of Operations for the Six Month Periods ended June 30, 2001 and 2000.

Condensed Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 2001 and 2000.

Notes to Condensed Consolidated Financial Statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
Assets	2001	2000

Real estate rental property:

Land	$417,640	$358,270

Buildings	1,819,759	1,579,866

Fixtures and tenant improvements	46,344	40,906

Land under development	26,379	31,323

Construction in progress	157,423	151,445

	2,467,545	2,161,810

Less accumulated depreciation	(321,445)	(297,247)

Real estate, net	2,146,100	1,864,563

Cash and cash equivalents	8,301	4,243

Investments in and advances to joint ventures	282,452	260,927

Minority equity investment	—	135,028

Notes receivable	10,260	4,824

Other assets	71,538	62,436

	$2,518,651	$2,332,021

Liabilities and Shareholders’ Equity

Unsecured indebtedness:

Fixed rate senior notes	$464,479	$492,431

Revolving credit facility	381,000	419,500

	845,479	911,931

Secured indebtedness:

Revolving credit facility	22,500	21,000

Mortgage and other secured indebtednesss	534,165	294,644

	556,665	315,644

Total indebtedness	1,402,144	1,227,575

Accounts payable and accrued expenses	56,331	53,818

Dividends payable	20,399	19,757

Other liabilities	15,194	11,319

	1,494,068	1,312,469

Minority equity interest	17,026	8,198

Preferred operating partnership interests	207,111	207,111

Operating partnership minority interests	20,493	20,493

	1,738,698	1,548,271

Commitments and contingencies

Shareholders’ equity:

Class A - 9.5% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 421,500 shares issued and outstanding at June 30, 2001 and December 31, 2000	105,375	105,375

Class B - 9.44% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 177,500 shares issued and outstanding at June 30, 2001 and December 31, 2000	44,375	44,375

Class C - 8.375% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at June 30, 2001 and December 31, 2000	100,000	100,000

Class D - 8.68% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 216,000 shares issued and outstanding at June 30, 2001 and December 31, 2000	54,000	54,000

Common shares, without par value, $.10 stated value; 100,000,000 shares authorized; 61,775,100 and 61,481,736 shares issued at June 30, 2001 and December 31, 2000, respectively	6,178	6,148

Paid-in-capital	680,235	676,150

Accumulated distributions in excess of net income	(114,898)	(112,357)

Accumulated other comprehensive income	(4,219)	—

Less: Unearned compensation — restricted stock	(1,883)	(1,239)

Common stock in treasury at cost: 6,638,457 and 6,601,250 shares at June 30, 2001 and December 31, 2000, respectively	(89,210)	(88,702)

	779,953	783,750

	$2,518,651	$2,332,021

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2001	2000

Revenues from operations:

Minimum rents	$55,651	$50,565

Percentage and overage rents	587	885

Recoveries from tenants	14,327	14,065

Ancillary income	343	219

Other property related income	163	128

Management fee income	2,937	1,431

Development fee income	729	265

Interest income	1,720	361

Other	2,138	4,079

	78,595	71,998

Rental operation expenses:

Operating and maintenance	7,681	6,352

Real estate taxes	8,597	9,344

General and administrative	6,230	5,081

Interest	21,045	18,666

Depreciation and amortization	14,501	13,609

	58,054	53,052

Income before equity in net income (loss) of joint ventures and minority equity investment, gain on disposition of real estate and real estate investments and minority interests	20,541	18,946

Equity in net income of joint ventures	4,415	3,414

Equity in net (loss) income from minority equity investment	(1,401)	1,259

Gain on disposition of real estate and real estate investments	11,005	202

Income before minority interests	34,560	23,821

Minority interests:

Minority equity interests	(97)	(78)

Preferred operating partnership minority interests	(4,770)	(3,353)

Operating partnership minority interests	(388)	(1,677)

	(5,255)	(5,108)

Net income	$29,305	$18,713

Net income applicable to common shareholders	$22,490	$11,898

Per share data:

Earnings per common share -

Basic	$0.41	$0.22

Diluted	$0.40	$0.21

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIOD ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2001	2000

Revenues from operations:

Minimum rents	$107,561	$99,708

Percentage and overage rents	1,681	2,736

Recoveries from tenants	29,110	27,342

Ancillary income	665	447

Other property related income	372	267

Management fee income	6,019	3,066

Development fee income	1,026	1,223

Interest income	3,499	1,811

Other	3,764	4,357

	153,697	140,957

Rental operation expenses:

Operating and maintenance	16,933	13,133

Real estate taxes	16,823	16,913

General and administrative	11,931	10,168

Interest	41,006	36,790

Depreciation and amortization	28,389	26,857

	115,082	103,861

Income before equity in net income of joint ventures and minority equity investment, gain on disposition of real estate and real estate investments and minority interests	38,615	37,096

Equity in net income of joint ventures	9,355	8,834

Equity in net income from minority equity investment	1,550	2,909

Gain on disposition of real estate and real estate investments	12,746	17,089

Income before minority interests	62,266	65,928

Minority interests:

Minority equity interests	(126)	(107)

Preferred operating partnership minority interests	(9,541)	(5,761)

Operating partnership minority interests	(776)	(3,370)

	(10,443)	(9,238)

Net income	$51,823	$56,690

Net income applicable to common shareholders	$38,193	$43,059

Per share data:

Earnings per common share -

Basic	$0.70	$0.75

Diluted	$0.69	$0.75

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30,
(Dollars in thousands)
(Unaudited)

	2001	2000

Net cash flow provided by operating activities	$81,220	$69,614

Cash flow from investing activities:

Real estate developed or acquired	(51,720)	(39,064)

Investments in and advances to joint ventures and minority equity investment, net	(24,561)	(45,102)

(Issuance) repayment of notes receivable, net	(728)	3,026

Advances to affiliates	(1,960)	(20,833)

Proceeds from disposition of real estate and real estate investments	37,402	75,279

Net cash flow used for investing activities	(41,567)	(26,694)

Cash flow from financing activities:

(Repayment of) proceeds from revolving credit facilities and temporary bridge loans, net	(87,000)	85,725

Proceeds from construction loans and mortgages	170,505	—

Repayment of senior notes	(28,000)	(100,000)

Principal payments on rental property debt	(28,450)	(4,628)

Payment of deferred finance costs	(1,265)	(3,574)

Net proceeds from issuance of preferred operating partnership units	—	102,375

Proceeds from issuance of common shares in conjunction with exercise of stock options, the Company’s 401(k) plan, dividend reinvestment plan and restricted stock plan	3,070	329

Purchase of treasury stock	(508)	(62,866)

Distributions to preferred and operating partnership minority interests	(10,224)	(8,099)

Dividends paid	(53,723)	(55,299)

Net cash flow used for financing activities	(35,595)	(46,037)

Increase (decrease) in cash and cash equivalents	4,058	(3,117)

Cash and cash equivalents, beginning of period	4,243	5,992

Cash and cash equivalents, end of period	$8,301	$2,875

Supplemental disclosure of non cash investing and financing activities:

During the six month period ended June 30, 2001, in conjunction with the merger of American Industrial Properties, the Company recorded real estate assets with a fair value of $283.1 million, other assets of $9.0 million, debt of $147.6 million and other liabilities of $15.0 million. The consolidation of the aforementioned assets and liabilities also resulted in the elimination of the Company’s minority equity investment of $129.5 million (Footnote 3). In addition, at June 30, 2001, included in accounts payable is $20.4 million of dividends declared. Included in other liabilities is approximately $4.2 million which represents the aggregate fair value of the Company’s interest rate swaps. The foregoing transactions did not provide for or require the use of cash.

During the six month period ended June 30, 2000, in conjunction with the formation of a joint venture, the Company transferred property to the joint venture with a net book value of $25.6 million and debt of $18.0 million in exchange for a 50% equity interest. In conjunction with the acquisition of a shopping center, the Company assumed mortgage debt and other liabilities of approximately $16.6 million. Due to the consolidation of certain joint venture interests previously accounted for under the equity method, the Company recorded property with a net book value of $39.2 million and debt of $24.9 million. Included in accounts payable was approximately $0.2 million relating to construction in progress and $19.8 million of dividends declared at June 30, 2000. The foregoing transactions did not provide for or require the use of cash.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

Notes to Condensed Consolidated Financial Statements

1. NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

      Developers Diversified Realty Corporation, related real estate joint ventures and subsidiaries (collectively the “Company” or “DDR”), are engaged in the business of acquiring, expanding, owning, developing, managing and operating neighborhood and community shopping centers, enclosed malls and business centers.

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

      These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Comprehensive Income

      Comprehensive income for the three month periods ended June 30, 2001 and 2000 was $29,215,000 and $18,713,000, respectively. Comprehensive income for the six month periods ended June 30, 2001 and 2000 was $47,604,000 and $56,690,000, respectively.

New Accounting Standards

      In June 2001, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 141 — “Business Combinations” which addresses financial accounting and reporting for business combinations. This standard also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The provisions of this SFAS apply to all business combinations initiated after June 30, 2001. The Company does not expect this pronouncement to have a material impact on the Company’s financial position or cash flows.

      In June 2001, the FASB issued SFAS No. 142 — “Goodwill and Other Intangibles” which addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This standard also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The new standard becomes effective for the Company for the year ending December 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company’s financial position or cash flows.

2. EQUITY INVESTMENTS IN JOINT VENTURES

      At June 30, 2001, the Company owned various joint ventures and joint venture interests held through equity affiliates which own fifty-six operating shopping center properties and six shopping center properties under development.

      Combined condensed financial information of the Company’s joint venture investments and joint venture investments held through an equity affiliate of the Company are as follows (in thousands):

	June 30,	December 31,
Combined Balance Sheets:	2001	2000

Land	$363,776	$301,409

Buildings	1,229,826	1,055,704

Fixtures and tenant improvements	12,816	10,412

Construction in progress	117,075	102,353

	1,723,493	1,469,878

Less accumulated depreciation	(123,012)	(106,964)

Real estate, net	1,600,481	1,362,914

Other assets	116,106	91,182

	$1,716,587	$1,454,096

Mortgage debt	$1,102,808	$942,451

Amounts payable to DDR	105,040	105,527

Other liabilities	41,414	29,154

	1,249,262	1,077,132

Accumulated equity	467,325	376,964

	$1,716,587	$1,454,096

Company’s proportionate share of accumulated equity	$147,093	$126,114

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,

Combined Statements of Operations:	2001	2000	2001	2000

Revenues from operations	$61,028	$45,777	$118,990	$92,259

Rental operation expenses	18,417	13,506	35,940	26,310

Depreciation and amortization expense of real estate investments	8,626	6,212	16,747	12,742

Interest expense	20,283	16,640	39,396	32,196

	47,326	36,358	92,083	71,248

Income before loss on sale of real estate	13,702	9,419	26,907	21,011

Loss on sale of real estate	(97)	—	(97)	—

Net income	$13,605	$9,419	$26,810	$21,011

Company’s proportionate share of net income*	$4,720	$4,115	$9,978	$9,854

*	For the three month periods ended at June 30, 2001 and 2000, the difference between the $4.7 million and $4.1 million, respectively, of the Company’s proportionate share of net income, and $4.4 million and $3.4 million, respectively, of equity in net income of joint ventures reflected in the Company’s statement of operations is attributable to additional depreciation associated with basis differentials. For the six month periods ended at June 30, 2001 and 2000, the difference between the $10.0 million and $9.9 million, respectively, of the Company’s proportionate share of net income, and $9.4 million and $8.8 million, respectively, of equity in net income of joint ventures reflected in the Company’s statement of operations is attributable to additional depreciation associated with basis differentials. Basis differentials occur primarily when the Company has purchased an interest in existing joint ventures at fair market values which differ from their proportionate share of the historical net assets of the joint venture.

      Included in management fee income for the six month period ended June 30, 2001 and 2000, is approximately $3.5 and $2.8 million, respectively, of management fees earned by the Company for services rendered to the joint ventures. Also included in revenues for the six month period ended June 30, 2001 and 2000, is approximately $1.7 million and $1.3 million, respectively, of development fee income and commissions for services rendered to the joint ventures, net of amounts eliminated related to the Company’s proportionate ownership share.

      In 2000, the Company announced its intention to acquire 11 west coast retail properties for approximately $268 million from Burnham Pacific Properties, Inc. (“Burnham”) through a joint venture with Prudential Real Estate Investors (“PREI”) and Coventry Real Estate Partners (“Coventry”). The joint venture was funded as follows: 1% by Coventry, 20% by DDR, and 79% by Prudential. As of June 30, 2001, nine properties were acquired at an aggregate cost of approximately $251 million. The joint venture’s equity investment as of June 30, 2001 is approximately $115 million. The Company will earn fees for managing and leasing the properties, all of which are located in western states. One additional property purchase is expected to close in August 2001 at an aggregate cost of approximately $12 million and the remaining property will not be acquired due to certain operating partnership issues.

3. MINORITY EQUITY INVESTMENT

      The Company completed its previously announced merger with American Industrial Properties (“AIP”) following AIP shareholder’s approval of the plan of merger on May 14, 2001. AIP shareholders also approved the sale of 31 industrial assets to an affiliate of Lend Lease Real Estate Investments, Inc. (“Lend Lease”) for $292.2 million, which closed on May 14, 2001, immediately prior to the merger.

      Under the merger agreement, all common shareholders’ interest, other than DDR, were effectively redeemed and each shareholder received a final cash payment equal to $12.89 per share which was funded from proceeds received from the asset sale to Lend Lease. In addition, in January

2001, all AIP shareholders, including DDR, received a special dividend of $1.27 per share associated with the sale of the Manhattan Towers office building in November 2000 for $55.3 million.

      The merger of a wholly owned subsidiary of DDR (DDR Transitory Sub, Inc.) into AIP provides DDR with complete ownership of all AIP’s 39 remaining properties after the sale to Lend Lease. This portfolio is comprised of 31 industrial properties, six office properties, two retail properties and 23.7 acres of undeveloped land. DDR intends to implement an orderly strategic disposition of the industrial and office assets. From the date of the merger, the AIP assets, liabilities and operating results are consolidated in the Company’s financial statements. Prior to the merger and since 1999, the Company owned a 46% common stock interest which was accounted for under the equity method of accounting. The Company’s effective purchase of the remaining interest in AIP through the redemption of all other shareholders, as previously described, was accounted for as a step acquisition.

The summarized balance sheet of AIP as of December 31, 2000 and results of operations through the date of the merger and for the three and six month periods ended June 30, 2000, as reflected on the accounts of AIP, were as follows (in thousands):

December 31,
Balance Sheet:	2000

Land	$150,108

Buildings	453,168

603,276

Less accumulated depreciation	(55,341)

Real estate, net	547,935

Other assets	44,103

$592,038

Mortgage debt	$284,924

Other liabilities	41,912

326,836

Accumulated equity	265,202

$592,038

	For the period	Three month	For the period	Six month
	April 1, 2001	period ended	January 1, 2001	period ended
	to May 14,	June 30,	to May 14,	June 30,
	2001	2000	2001	2000

Statement of Operations:

Revenues from operations	$11,789	$22,287	$34,029	$44,507

Rental operation expenses	4,893	7,619	12,057	15,418

Restructuring costs	4,920	—	4,920	—

Depreciation and amortization expense	956	3,714	3,437	7,328

Interest expense	1,863	6,406	7,480	12,956

	12,632	17,739	27,894	35,702

	(843)	4,548	6,135	8,805

Minority interests	(91)	(104)	(281)	(195)

Equity earnings in joint venture	—	—	—	70

(Loss) gain on disposition of real estate	(2,112)	(106)	(2,130)	3,010

Income before extraordinary item	(3,046)	4,338	3,724	11,690

Extraordinary item	—	—	—	(329)

Net (loss) income	$(3,046)	$4,338	$3,724	$11,361

      For the period from January 1, 2001 through May 14, 2001 and the six month period ended June 30, 2000, the Company recorded equity in net income from minority equity investment of $1.6 million and $2.9 million, respectively. The difference between the Company’s share in net income as reported in the financial statements of AIP is attributable to adjustments relating to depreciation and amortization and gain (loss) on disposition of real estate associated with basis adjustments.

4. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

      As discussed in Note 3, on May 14, 2001, the Company completed the merger with AIP. In conjunction with this merger, the Company gained control of 39 properties aggregating approximately 4.5 million of Company-owned gross leasable square feet (GLA). The operating results of the 39 properties are included in the results of operations of the Company from the effective date of the merger.

      The following unaudited supplemental pro forma operating data is presented for the six months ended June 30, 2001 and 2000 as if the merger of the AIP properties, net of the Lend Lease sale, had occurred on January 1, 2001 and 2000, respectively.

	Six Month Period Ended June 30,

	(in thousands, except per share)
	2001	2000

Pro forma revenues	$169,708	$161,090

Pro forma income before extraordinary item	$54,865	$59,007

Pro forma net income applicable to common shareholders	$41,234	$45,376

Per share data:

Earnings per common share

Basic	$0.75	$0.79

Diluted	$0.75	$0.79

5. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS

      The following table summarizes the changes in shareholders’ equity since December 31, 2000 (in thousands):

	Preferred	Common		Accumulated	Accumulated	Unearned
	Shares ($250	Shares		Distributions	Other	Compensation	Treasury
	Stated	($.10 stated	Paid-in	in Excess of	Comprehensive	Restricted	Stock
	Value)	Value)	Capital	Net Income	Income	Stock	at Cost	Total

Balance December 31, 2000	$303,750	$6,148	$676,150	$(112,357)	$—	$(1,239)	$(88,702)	$783,750

Net income				51,823				51,823

Cumulative effect of FAS 133 transition adjustment					(1,433)			(1,433)

Change in fair value of interest swaps					(2,786)			(2,786)

Dividends declared - common shares				(40,733)				(40,733)

Dividends declared - preferred shares				(13,631)				(13,631)

Vesting of restricted stock						216		216

Issuance of restricted stock		8	1,066			(860)		214

Purchases of common shares							(508)	(508)

Issuance of common shares related to exercise of stock options, participation units and dividend reinvestment plan		22	3,019					3,041

Balance June 30, 2001	$303,750	$6,178	$680,235	$(114,898)	$(4,219)	$(1,883)	$(89,210)	$779,953

      Dividends declared were $0.37 and $0.36 per common share for the six month periods ended June 30, 2001 and 2000, respectively.

      At June 30, 2001 and December 31, 2000, treasury stock recorded on the Company’s condensed consolidated balance sheet consisted of 6,638,457 and 6,601,250 common shares at a cost of $89.2 million and $88.7 million, respectively, acquired pursuant to the Company’s common share repurchase program.

6. OTHER ASSETS

      Other assets consist of the following (in thousands):

	June 30,	December 31,
	2001	2000

Accounts receivable, net (1)	$47,890	$44,590

Deferred charges, net	6,373	5,958

Prepaids, deposits and other assets	17,275	11,888

	$71,538	$62,436

(1)	Includes straight line rent receivables of $14.5 million and $12.9 million at June 30, 2001 and December 31, 2000, respectively.

7. REVOLVING CREDIT FACILITIES

      The Company maintains its primary unsecured revolving credit facility with a syndicate of financial institutions, for which Bank One, NA serves as the administrative agent (the “Unsecured Credit Facility”). This facility provides for available borrowing capacity of $550 million and matures on May 31, 2003. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.10%), depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Unsecured Credit Facility is used to finance the acquisition and development of properties, to provide working capital and for general corporate purposes. At June 30, 2001, $381.0 million was outstanding under this facility with a weighted average interest rate, excluding the effects of any interest rate swaps, of 5.1%.

      The Company also maintains a secured revolving credit facility with National City Bank of $25 million. This credit facility is secured by certain partnership investments. The Company maintains the right to reduce this facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.10%) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At June 30, 2001, $22.5 million was outstanding under this facility with a weighted average interest rate of 5.0%.

8. DERIVATIVE FINANCIAL INSTRUMENTS

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

      All derivatives, which have historically been limited to interest rate swaps designated as cash flow hedges, are recognized on the balance sheet at their fair value. On the date that the Company enters into an interest rate swap, it designates the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective is recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is reported in current earnings.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. Should it be determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company will discontinue hedge accounting on a prospective basis.

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

      As of June 30, 2001, the aggregate fair value of the Company’s interest rate swaps was a liability of $4.2 million which is included in other liabilities in the condensed consolidated balance sheets. For the six months ended June 30, 2001, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the condensed consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reclassify as earnings $3.5 million of the amount recorded in accumulated other comprehensive income. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

9. EARNINGS AND DIVIDENDS PER SHARE

      Earnings Per Share (EPS) have been computed pursuant to the provisions of SFAS No. 128.

      The following table provides a reconciliation of both income before extraordinary item and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. There have been no significant changes to dilutive securities from those disclosed in the Company’s annual report for the year ended December 31, 2000 other than outlined below.

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,

	(in thousands, except per share amounts)
	2001	2000	2001	2000

Net income	$29,305	$18,713	$51,823	$56,690

Less: Preferred stock dividend	(6,815)	(6,815)	(13,630)	(13,631)

Basic — Net income applicable to common shareholders	22,490	11,898	38,193	43,059

Effect of dilutive securities:

Operating partnership minority interests	388	—	—	3,370

Diluted — Net income applicable to common shareholders plus assumed conversions	$22,878	$11,898	$38,193	$46,429

Number of Shares:

Basic — average shares outstanding	54,938	55,222	54,875	$57,134

Effect of dilutive securities:

Operating partnership minority interests	1,051	—	—	4,681

Stock options	568	219	356	120

Restricted stock	32	36	45	61

Diluted — average shares outstanding	56,589	55,477	55,276	61,996

Per share amount:

Net income

Basic	$0.41	$0.22	$0.70	$0.75

Diluted	$0.40	$0.21	$0.69	$0.75

10. SEGMENT INFORMATION

      As a result of the acquisition of AIP’s business centers in connection with the AIP merger on May 14, 2001, the Company now has two reportable business segments, shopping centers and business centers, in accordance with SFAS No, 131, “Disclosures about Segments of an Enterprise and Related Information.” Accordingly, segment information is not presented prior to this merger.

      The shopping center segment consists of 194 shopping centers in 39 states aggregating approximately 39.3 million square feet of Company-owned GLA. These shopping centers range in size from approximately 15,000 square feet to 650,000 square feet of Company-owned GLA. The business center segment consists of 38 business centers in 11 states aggregating approximately 4.6 million square feet of Company-owned GLA. These business centers range in size from approximately 20,000 square feet to 800,000 square feet of Company-owned GLA.

      The table below presents information about the Company’s reportable segments for the three and six month periods ended June 30, 2001.

	Three months ended June 30, 2001

	Business	Shopping
	Centers	Centers	Other	Total

Total Revenues (A)	$3,202	$75,393		$78,595

Operating expenses (A)	(466)	(15,812)		(16,278)

	2,736	59,581		62,317

Unallocated expenses (B)			(41,776)	(41,776)

Equity in net income of joint ventures and minority investment			3,014	3,014

Minority equity interests			(5,255)	(5,255)

Gain on sale of real estate and real estate investments			11,005	11,005

Net income				$29,305

	Six months ended June 30, 2001

	Business	Shopping
	Centers	Centers	Other	Total

Total Revenues (A)	$3,403	$150,294		$153,697

Operating expenses (A)	(541)	(33,215)		(33,756)

	2,862	117,079		119,941

Unallocated expenses (B)			(81,326)	(81,326)

Equity in net income of joint ventures and minority investment			10,905	10,905

Minority equity interests			(10,443)	(10,443)

Gain on sale of real estate and real estate investments			12,746	12,746

Net income				$51,823

Total real estate assets	$269,529	$2,198,016		$2,467,545

(A)	Reflects operating activity for the 39 AIP properties for the period May 15, 2001 through June 30, 2001.

(B)	Unallocated expenses consist of general and administrative, interest and depreciation and amortization as listed in the consolidated statement of operations.

11. SUBSEQUENT EVENTS

      In July 2001, the Company sold a 190,000 square foot shopping center in Toldeo, Ohio (Airport Square) for approximately $14.8 million. Proceeds from this sale were used to repay amounts outstanding on the Company’s revolving credit facilities.

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

Results of Operations

      Revenues from Operations

      Total revenues increased $6.6 million, or 9.2%, to $78.6 million for the three month period ended June 30, 2001 from $72.0 million for the same period in 2000. Total revenues increased $12.7 million, or 9.0% to $153.7 million for the six month period ended June 30, 2001 from $141.0 million for the same period in 2000. Base rental revenues for the three month period ended June 30, 2001 increased $5.1 million, or 10.1%, to $55.7 million as compared to $50.6 million for the same period in 2000. Base rental revenues increased $7.9 million, or 7.9%, to $107.6 million for the six month period ended June 30, 2001 from $99.7 million for the same period in 2000. Aggregate base rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2000) increased approximately $1.5 million, or 1.7%, for the six month period ended June 30, 2001 as compared to the same period in 2000. The shopping center acquired by the Company in 2000 contributed $0.8 million of additional base rental revenue, the eight newly developed shopping centers contributed $3.7 million and the merger of the American Industrial Properties (“AIP”) contributed $4.3 million. These increases were offset by a $2.4 million decrease from the sale/transfer of four properties and three Wal-Mart stores in 2000 and 2001.

      At June 30, 2001, the in-place occupancy rate of the Company’s portfolio was 95.0%, as compared to 94.8% at June 30, 2000 and 95.7% at December 31, 2000. The average annualized retail base rent per leased square foot, including those properties owned through joint ventures, was $9.71 at June 30, 2001 as compared to $9.20 at June 30, 2000. Same store sales, for those tenants required to report such information, representing approximately 19.0 million square feet, increased approximately 2.0% to $241 per square foot for the twelve month period ended June 30, 2001.

      Recoveries from tenants for the three month period ended June 30, 2001 increased $0.2 million, or 1.9%, to $14.3 million as compared to $14.1 million for the same period in 2000. Recoveries from tenants for the six month period ended June 30, 2001 increased $1.8 million, or 6.5%, to $29.1 million as compared to $27.3 million in 2000. This increase was primarily related to the increase in operating and maintenance expenses and real estate taxes associated with the 2000 and 2001 shopping center acquisitions and developments. Recoveries were approximately 86.2% and 91.0% of operating expenses and real estate taxes for the six month periods ended June 30, 2001 and 2000, respectively. The decrease in the recovery percentage rate is primarily associated with the consolidation of the industrial and office properties from AIP, which historically have a lower recovery percentage and an increase in nonrecoverable operating expense as discussed below.

      Ancillary and other property related income for the three month period ended June 30, 2001 increased $0.2 million, or 45.9%, to $0.5 million as compared to $0.3 million for the same period in 2000. Ancillary and other property related income for the six month period ended June 30, 2001 increased $0.3 million, or 45.4%, to $1.0 million as compared to $0.7 million in 2000. This increase was primarily due to the Company pursuing additional ancillary income opportunities. It is anticipated that growth in ancillary revenues will continue in 2001 as additional opportunities are pursued.

      Management fee income for the three month period ended June 30, 2001 increased $1.5 million, to $2.9 million as compared to $1.4 million for the same period in 2000. Management fee income for the six month period ended June 30, 2001 increased $3.0 million, or 96.3%, to $6.0 million as compared to $3.0 million in 2000. This increase was primarily associated with the Company assuming property management responsibilities for all of the real estate assets of Burnham Pacific Properties (“Burnham”) in the fourth quarter of 2000. In addition, the Company formed certain joint ventures in 1999 and 2000, which are now operational. Accordingly, the Company is performing property management services and is receiving fees at market rates for these services.

      Development fee income for the three month period ended June 30, 2001 increased $0.4 million, to $0.7 million as compared to $0.3 million for the same period in 2000. Development fee income for the six month period ended June 30, 2001 decreased $0.2 million, or 16.1%, to $1.0 million as compared to $1.2 million in 2000. This decrease is attributable to the substantial completion of certain joint venture development projects in 2000. The Company is currently involved with joint venture development projects in Long Beach, CA; Coon Rapids, MN; Littleton, CO and expects to enter into another development joint venture associated with a 455,000 square foot development project in Long Beach, CA later this year for which developemt fees are anticipated.

      Interest income for the three month period ended June 30, 2001 increased $1.3 million, to $1.7 million as compared to $0.4 million for the same period in 2000. Interest income for the six month period ended June 30, 2001, increased $1.7 million, or 93.2%, to $3.5 million as compared to $1.8 million in 2000. This increase was primarily associated with advances to joint ventures and an increase in notes receivable in 2001.

      Other income for the three month period ended June 30, 2001 decreased $1.9 million, to $2.1 million as compared to $4.0 million for the same period in 2000. Other income for the six month period ended June 30, 2001 decreased $0.6 million, to $3.8 million as compared to $4.4 million in 2000. This decrease is due to a decrease in lease termination revenues aggregating approximately $1.0 million.

Expenses from Operations

      Rental operating and maintenance expenses for the three month period ended June 30, 2001 increased $1.3 million, or 20.9%, to $7.7 million as compared to $6.4 million for the same period in 2000. Rental operating and maintenance expenses increased $3.8 million, or 28.9%, to $16.9 million for the six month period ended June 30, 2001 from $13.1 million for the same period in 2000. An increase of $0.8 million is attributable to the nine shopping centers acquired and developed in 2001 and

2000, $0.4 million attributable to the merger of the AIP properties and $3.0 million is primarily attributable to nonrecoverable operating expenses including an increase in the Company’s provisions for bad debt expense of approximately $1.8 million and various maintenance items in the Core Portfolio Properties. These increases were offset by a decrease of $0.4 million relating to the sale/transfer of four properties and three Wal-Mart stores in 2000 and 2001.

      Real estate taxes for the three month period ended June 30, 2001 decreased $0.7 million, or 8.0%, to $8.6 million as compared to $9.3 million for the same period in 2000. Real estate taxes decreased $0.1 million, or 0.5%, to $16.8 million for the six month period ended June 30, 2001 from $16.9 million for the same period in 2000. Increases of $0.4 million related to the nine shopping centers acquired and developed in 2001 and 2000 and $0.6 million related to the merger of the AIP properties, were offset by a decrease of $0.1 million relating to the sale/transfer of four properties and three Wal-Mart stores in 2000 and 2001 and the remaining $1.0 million decrease is primarily associated with the Core Portfolio Properties.

      General and administrative expenses increased $1.1 million, or 22.6%, to $6.2 million for the three month period ended June 30, 2001 as compared to $5.1 million in 2000. General and administrative expenses increased $1.7 million, or 17.3%, to $11.9 million for the six month period ended June 30, 2001 from $10.2 million for the same period in 2000. Total general and administrative expenses were approximately 4.4% of total revenues, including total revenues of joint ventures, for the six month periods ended June 30, 2001 and 2000.

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

      Depreciation and amortization expense increased $0.9 million, or 6.6%, to $14.5 million for the three month period ended June 30, 2001, as compared to $13.6 million for the same period in 2000. Depreciation and amortization expense increased $1.5 million, or 5.7%, to $28.4 million for the six month period ended June 30, 2001 from $26.9 million for the same period in 2000. An increase of $0.4 million is related to the nine shopping centers acquired and developed in 2001 and 2000, $0.6 million is related to Core Portfolio Properties and $0.9 million is related to the merger of the AIP properties. These increases were offset by a decrease of $0.4 million relating to the sale/transfer of four properties and three Wal-Mart stores in 2000 and 2001.

      Interest expense increased $2.3 million, or 12.7%, to $21.0 million for the three month period ended June 30, 2001, as compared to $18.7 million for the same period in 2000. Interest expense increased $4.2 million, or 11.5%, to $41.0 million for the six month period ended June 30, 2001 from $36.8 million for the same period in 2000. The overall increase in interest expense for the six month period ended June 30, 2001, as compared to the same period in 2000 is primarily related to the acquisition and development of shopping centers during 2001 and 2000. The weighted average debt outstanding during the six month period ended June 30, 2001 and related weighted average interest rate was $1.3 billion and 7.2%, respectively, compared to $1.1 billion and 7.6%, respectively, for the same period in 2000. Interest costs capitalized, in conjunction with development, expansion projects and development joint venture interests, were $3.4 million and $6.9 million for the three and six month periods ended June 30, 2001, as compared to $4.4 million and $8.4 million for the same periods in 2000.

      Equity in net income/loss of joint ventures increased $1.0 million, or 29.3%, to $4.4 million for the three month period ended June 30, 2001, as compared to $3.4 million for the same period in 2000. Equity in net income of joint ventures increased $0.5 million, or 5.9%, to $9.3 million for the six month period ended June 30, 2001 from $8.8 million for the same period in 2000. An increase of $0.8 million is primarily related to the joint venture formed in 2000 to acquire the Burnham properties. This increase was offset by a decrease of $0.6 million relating to the Company’s sale of 60% of its half interest in the Community Centers joint venture in February 2000. The remaining increase of $0.3 million primarily relates to joint ventures formed to develop shopping centers which began operation in the fourth quarter of 2000.

      Equity in net income/loss of minority equity investment decreased $2.7 million, to a loss of $1.4 million for the three month period ended June 30, 2001, as compared to income of $1.3 million for the same period in 2000. Equity in net income of minority equity investment decreased $1.3 million, or 46.7%, to $1.6 million for the six month period ended June 30, 2001 from $2.9 million for the same period in 2000. The overall decrease for the six month period is due to the sale of 31 of AIP’s assets and the subsequent merger of the remaining assets into DDR. See discussion below under “Strategic Transactions”.

      Minority equity interest expense increased $0.2 million, or 2.9%, to $5.3 million for the three month period ended June 30, 2001, as compared to $5.1 million for the same period in 2000. Minority equity interest expense increased $1.2 million, or 13.0%, to $10.4 million for the six month period ended June 30, 2001 from $9.2 million for the same period in 2000. An increase of $3.8 million relates to the Company’s issuance of preferred operating partnership minority units in May 2000. These units may be exchanged, under certain circumstances, into preferred shares of the Company. This increase was offset by a $2.6 million decrease due to the Company acquiring the minority partners’ ownership interest in 11 properties and consequently retiring approximately 3.6 million operating partnership units in July 2000.

      Gain on disposition on real estate and real estate investments aggregated $12.7 million for the six month period ended June 30, 2001, which relates to the sale of three shopping center properties in Ahoskie, North Carolina; Rapid City, South Dakota and Highland Heights, Ohio.

      Gain on disposition of real estate and real estate investments aggregated $17.1 million for the six month period ended June 30, 2000. The Company sold a shopping center property located in Stone Mountain, Georgia. The Company also sold 60% of its half interest in the Community Centers joint venture which owns 10 operating shopping centers. In connection with the formation of one joint venture, the Company sold one property, received cash and a 50% partnership interest.

Net Income

      Net income increased $10.6 million, or 56.6%, to $29.3 million for the three month period ended June 30, 2001, as compared to net income of $18.7 million for the same period in 2000. Net income decreased $4.9 million, or 8.6%, to $51.8 million for the six month period ended June 30, 2001 from $56.7 million for the same period in 2000. The decrease in net income of $4.9 million is primarily attributable to the decrease in gain on sale of real estate and real estate investments of $4.4 million, offset by increases in net operating revenues (total revenues less operating and maintenance, real estate taxes and general and administrative expense) aggregating $7.3 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties and the nine shopping centers acquired and developed in 2000 and 1999 and a decrease of $0.9 million relating to equity in net income from joint ventures and minority equity investment. This aggregate decrease was offset by increases in depreciation, interest and minority interest expense of $1.5 million, $4.2 million and $1.2 million, respectively.

Funds From Operations

      Management believes that Funds From Operations (“FFO”) provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company’s proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner. For the three month period ended June 30, 2001, FFO increased $0.8 million, to $33.2 million as compared to $32.4 million for the same period in 2000. For the six month period ended June 30, 2001, FFO decreased $1.0 million, to $65.6 million as compared to $66.6 million for the same period in 2000 as adjusted to comply with NAREIT’s revised definition of FFO effective January 1, 2000. The Company’s calculation of FFO is as follows (in thousands):

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Net income applicable to common shareholders (1)	$22,490	$11,898	$38,193	$43,059

Depreciation of real estate investments	14,205	13,317	27,808	26,281

Equity in net income of joint ventures	(4,415)	(3,414)	(9,355)	(8,834)

Equity in net loss (income) of minority equity investment	1,401	(1,259)	(1,550)	(2,909)

Joint ventures’ FFO (2)	7,866	6,684	16,034	15,520

Minority equity investment FFO (3)	2,282	3,679	6,448	7,210

Minority interest expense (OP Units)	388	1,678	776	3,370

Gain on disposition of real estate and real estate investments	(11,005)	(202)	(12,746)	(17,089)

	$33,212	$32,381	$65,608	$66,608

(1)	Includes straight line rental revenues of approximately $1.1 million and $1.0 million for the three month periods ended June 30, 2001 and 2000 and approximately $2.3 million and $1.9 million for the six month periods ended June 30, 2001 and 2000, respectively.

(2)	Joint ventures’ Funds From Operations are summarized as follows:

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000

Net income (a)	$13,605	$9,419	$26,810	$21,011

Loss on sale of real estate	97	–	97	–

Depreciation of real estate investments	8,626	6,212	16,747	12,742

	$22,328	$15,631	$43,654	$33,753

DDR ownership interest (b)	$7,866	$6,684	$16,034	$15,520

(a)	Revenue for the three month periods ended June 30, 2001 and 2000 include approximately $1.2 million and $1.1 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.4 million in each period. Revenue for the six month periods ended June 30, 2001 and 2000 included approximately $2.3 million and $2.0 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.9 million and $0.8 million, respectively.

(b)	At June 30, 2001, the Company owned joint venture interests relating to 55 operating shopping center properties, an approximately 25% interest in the Prudential Retail Value Fund and a 50% joint venture in a real estate management company. At June 30, 2000, the Company owned joint venture interests in 41 operating shopping center properties, an approximately 25% interest in the Prudential Retail Value Fund and a 50% joint venture in a real estate management company.

(3)	FFO for the three and six month periods ended June 30, 2001 includes an add back of approximately $3.2 million relating to the Company’s proportionate share of loss on sale, including certain transaction related costs and severance charges which were incurred by AIP as a result of the Lend Lease sale and consummation of the merger with DDR.

      Liquidity and Capital Resources

      The Company’s cash flow activities are summarized as follows:

	For the six month period ended
	June 30,

	2001	2000

Cash flow from in operating activities	$81,220	$69,614

Cash flow used in investing activities	(41,567)	(26,964)

Cash flow used in financing activities	(35,595)	(46,037)

      The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of operating partnership units and joint venture capital, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities for the six month period ended June 30, 2001 compared to June 30, 2000 is primarily due to shopping center acquisitions and developments completed in 2000 and 1999, new leasing, expansion, re-tenanting of the Core Portfolio Properties and distributions from the Company’s minority equity investment, prior to the AIP merger.

      An increase in the 2001 quarterly dividend per common share to $0.37 from $0.36 was approved in March 2001 by the Company’s Board of Directors. The Company’s common share dividend payout ratio for the first two quarters of 2001 approximated 63.2% of actual FFO as compared to 66.1% for the same period in 2000. It is anticipated that the current dividend level will result in a conservative payout ratio. A low payout ratio will enable the Company to retain more capital which will be utilized to fund attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

      During the six month period ended June 30, 2001, the Company and its joint ventures invested $226.2 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company’s expansion, acquisition and development activity is summarized below:

Expansions:

      The Company has completed the expansion and redevelopment of a shopping center in Fayetteville, AR at an aggregate cost of $1.8 million. The Company and its joint ventures are currently expanding/redeveloping five shopping centers at an aggregate projected cost of approximately $13.3 million, which includes projects at shopping centers located in Crystal River, FL; Schaumburg, IL; Highland, IN; Wilmington, NC; and North Charleston, SC. The Company is also scheduled to commence two additional expansion/redevelopment projects in Taylorsville, UT and Lebanon, OH.

Acquisitions:

      In 2000, the Company announced its intention to acquire 11 west coast retail properties for approximately $268 million from Burnham Pacific Properties, Inc. (“Burnham”) through a joint venture with Prudential Real Estate Investors (“PREI”) and Coventry Real Estate Partners (“Coventry”). The joint venture was funded as follows: 1% by Coventry, 20% by DDR, and 79% by Prudential. As of June 30, 2001, nine properties have been acquired at an aggregate cost of approximately $251 million. The joint venture’s equity investment as of June 30, 2001 is approximately $115 million. The Company will earn fees for managing and leasing the properties, all of which are located in western states. One additional property purchase is expected to close in August 2001 at an aggregate cost of approximately $12 million and the remaining property will not be acquired due to certain operating partnership issues.

      In addition, the Company and Coventry were selected by Burnham in December 2000 to serve as Burnham’s liquidation agent pursuant to Burnham’s plan of liquidation. The liquidation portfolio originally included 42 properties aggregating 5.4 million square feet. The Company is providing property management services for this portfolio and receiving property management, leasing and development fees for its services at market rates. On April 2, 2001, 19 properties from this portfolio were sold and the Company and Coventry are no longer providing property management services relating to the sold properties.

Development (Consolidated):

The consolidated development projects are as follows:

•	A 577,000 square foot shopping center in Meridian, Idaho (a suburb of Boise). The 412,000 square foot Phase I of this center was substantially completed in 2000 and is anchored by a Wal-Mart Supercenter (not owned by the Company), Shopko, Shepler’s, Bed, Bath & Beyond, Office Depot, Old Navy, and Sportman’s Warehouse. Ross Dress for Less, additional retail tenants and several restaurants will be opening throughout 2001. Construction of Phase II is scheduled to commence in 2002, with completion scheduled for the first half of 2003.

•	A 622,000 square foot shopping center in Everett, Massachusetts, which is scheduled for completion in 2001. The center is anchored by Target (not owned by the Company), Home Depot, Bed, Bath & Beyond, OfficeMax and PetsMart (all of which were open as of March 31,

2001). In addition, Old Navy opened in the second quarter and Michael’s is scheduled to open in the fourth quarter of 2001.

•	A 157,000 square foot shopping center in Kildeer, Illinois, which is located adjacent to the Company’s joint venture shopping center located in Deer Park, Illinois. The Kildeer project is scheduled for completion in the fall of 2001 and will include the following tenants: Bed, Bath & Beyond, Circuit City, Cost Plus World Market, Old Navy and miscellaneous shops.

•	A 460,000 square foot shopping center in Princeton, New Jersey adjacent to the Company’s existing center, which includes the following tenants: Kohl’s, Wegman’s, Michael’s, Target (not owned by the Company) and Dick’s. All of these tenants opened during 1999 and 2000. The project also includes 55,000 square feet of additional retail space, which is scheduled for completion in 2001.

•	The Company intends to break ground during 2001 on two shopping center developments located in Riverdale, Utah and Long Beach, California. It is anticipated that the Long Beach, California development (The Pike at Rainbow Harbor, formerly referred to as Queensway Bay) will be transferred into a joint venture with an institutional investor.

Development (Joint Ventures):

      The Company has joint venture development agreements for eight additional shopping center projects. These eight projects have an aggregate projected cost of approximately $351 million. All of these projects have commenced development and are currently scheduled for completion through 2002. The Company is currently financing five of these projects through the Prudential/DDR Retail Value Fund. These projects are located in Long Beach, CA (CityPlace); Plainville, CT; Deer Park, IL; Round Rock, TX and San Antonio, TX. The remaining three projects are located in Littleton, CO; Coon Rapids, MN and St. Louis, MO.

      Construction has been substantially completed and the centers are open for business at the Deer Park, IL; Plainville, CT; Round Rock, TX and San Antonio, TX locations.

      In April 2001, the Company entered into a joint venture relating to a 280,000 square foot lifestyle center in Littleton, CO. This project is scheduled for completion in the fall of 2001.

Dispositions:

      During the six month period ended June 30, 2001, the Company and its joint ventures sold certain real estate assets and received aggregated proceeds of approximately $43 million. In January 2001, the Company sold a 190,000 square foot shopping center in Ahoskie, North Carolina for a purchase price of approximately $8.3 million. In April 2001, the Company sold a 35,500 square foot shopping center in Rapid City, South Dakota to a private investor for approximately $2.4 million. In June 2001, the Company sold a 250,000 square foot shopping center in Highland Heights, Ohio for approximately $27.5 million, a former Best Products location in El Paso, Texas for approximately $1.9 million and a land parcel in San Diego for approximately $3.0 million. In addition, in July 2001, the Company sold a 190,000 square foot shopping center in Toledo, Ohio (Airport Square) for approximately $14.8 million. Proceeds from the above sales were used to repay amounts outstanding on the Company’s revolving credit facilities.

Strategic Transactions:

      The Company completed its previously announced merger with American Industrial Properties (“AIP”) following AIP shareholders’ approval of the plan of merger on May 14, 2001. AIP’s shareholders also approved the sale of 31 industrial assets to an affiliate of Lend Lease Real Estate

Investments, Inc. (“Lend Lease”) for $292.2 million, which closed on May 14, 2001, immediately prior to the merger.

      Under the merger agreement, all common shareholders’ interests, other than DDR, were effectively redeemed and each shareholder received a final cash payment equal to $12.89 per share which was funded from proceeds received from the asset sale to Lend Lease. In addition, in January 2001, all AIP shareholders, including DDR, received a special dividend of $1.27 per share associated with the sale of the Manhattan Towers office building in November 2000 for $55.3 million.

      The merger of a subsidiary of DDR (DDR Transitory Sub, Inc.) into AIP provides DDR with complete ownership of AIP’s 39 remaining properties after the sale to Lend Lease. This portfolio is comprised of 31 industrial properties, six office properties, two retail properties and 23.7 acres of undeveloped land. DDR intends to implement an orderly strategic disposition of the industrial and office assets. From the date of the merger, the AIP assets, liabilities and operating results are consolidated in the Company’s financial statements. Prior to the merger and since 1999 the Company owned a 46% common stock interest which was accounted for under the equity method of accounting. The Company’s effective purchase of the remaining interest in AIP through the redemption of all other shareholders, as previously described, was accounted for as a step acquisition.

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

      At June 30, 2001, the Company’s capitalization consisted of $1.4 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $359.4 million), $518.8 million of preferred shares and preferred operating partnership units and $1.0 billion of market equity (market equity is defined as common shares and common operating partnership units outstanding multiplied by the closing price per common share on the New York Stock Exchange at June 30, 2001 of $18.38), resulting in a debt to total market capitalization ratio of 0.47 to 1.0. At June 30, 2001, the Company’s total debt consisted of $1,062.9 million of fixed rate debt and $339.2 million of variable rate debt.

      It is management’s intention to operate such that the Company has access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investor Services and Standard and Poor’s. As of June 30, 2001, the Company had $750 million available under its shelf registration statement. In addition, as of June 30, 2001, the Company had cash of $8.3 million and $171.5 million available under its $575 million of revolving credit facilities. On June 30, 2001, the Company also had 125 operating properties with $96.0 million, or 59.2%, of the total revenue for the six month period ended June 30, 2001 which were unencumbered, thereby providing a potential collateral base for future borrowings.

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

      The retail shopping center sector has been impacted by the competitive nature of the retail business and the competition for market share where the stronger retailers have out-positioned some of the weaker retailers. This positioning is taking market share away and is forcing the weaker retailers to declare bankruptcy. Overall, the industry trends for the Company’s portfolio and business is strong and the portfolio continues to be stable. The negative news relating to tenants tend to attract attention, yet vacancies created by unsuccessful tenants also create opportunities to increase rent. The Company has experienced a temporary decrease in occupancy rates due to bankruptcies (i.e. HomePlace and various other retailers), yet leasing activity continues to be strong. The Company believes that it will benefit from a growing shift in the retail environment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

      The Company’s primary market risk exposure is interest rate risk. At June 30, 2001 and 2000, approximately 75.8% and 57.5%, respectively, of the Company’s debt (excluding joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 6.6 years and 8.3 years, respectively, and a weighted average interest rate of approximately 7.4% and 7.5%, respectively. The remainder of the Company’s debt bears interest at variable rates with a weighted average maturity of approximately 1.5 years and 1.8 years, respectively, and a weighted average interest rate of approximately 5.6% and 7.9%, respectively, at June 30, 2001 and 2000. As of June 30, 2001 and 2000, the Company’s joint ventures’ indebtedness aggregated $857.9 million and $720.7 million, respectively, of fixed rate debt, of which the Company’s proportionate share was $294.5 million and $263.2 million, respectively, and $282.2 million and $226.3 million, respectively, of variable rate debt, of which the Company’s proportionate share was $64.9 million and $86.2 million, respectively. The

Company intends to utilize variable rate indebtedness available under its revolving credit facilities and construction loans in order to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company’s distributable cash flow.

      At June 30, 2001, the interest rate risk on $200.0 million of variable rate debt has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.

      At June 30, 2001 and 2000, the fair value of the Company’s fixed rate debt, including the $200 million which was swapped to a fixed rate, amounted to a liability of $1,066.8 million and $625.6 million (excluding joint venture debt), respectively, compared to its carrying amount of $1,062.9 million and $665.2 million, respectively. The fair value of the Company’s proportionate share of joint venture fixed rate debt was $299.9 million and $253.6 million, respectively, compared to its carrying amount $294.5 million and $263.2 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at June 30, 2001 and 2000 would have changed the fair value of the Company’s fixed rate debt to a liability of $1,116.8 million and $660.2 million, respectively, and would have changed the fair value of the Company’s proportionate share of joint ventures fixed rate debt to a liability of $311.9 million and $264.1 million, respectively. The sensitivity to changes in interest rate of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

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

      None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On May 17, 2001, the Company held its Annual Meeting of Shareholders. The matters presented to the shareholder for a vote and the vote on such matters were as follows:

      a) To fix the number of directors at nine.

For	Against	Abstain

45,422,971	3,183,044	133,555

      b) Election of Directors to serve until the next Annual Meeting of Shareholders:

		Withheld
	For	Authority

Scott A. Wolstein	47,907,355	832,215

James A. Schoff	43,512,892	5,226,678

William H. Hulett, III	43,512,486	5,227,084

Albert T. Adams	46,038,082	2,701,488

Dean S. Adler	47,910,107	829,463

Barry A. Sholem	47,659,710	1,079,860

David M. Jacobstein	47,910,187	829,383

Terrance R. Ahern	47,908,107	831,463

Robert H. Gidel	47,903,895	835,674

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A)	Date of Report May 17, 2001	Items Reported Item 5. Other Events

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

August 14, 2001	/s/ David M. Jacobstein

(Date)	David M. Jacobstein, President and Chief Operating Officer

August 14, 2001	/s/ William H. Schafer

(Date)	William H. Schafer, Senior Vice President and Chief Financial Officer

(Principal Financial Officer and Principal

Accounting Officer)