Form 10-Q
period 2001-09-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2001-11-14
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

     55,334,368 common shares, without par value, outstanding as of November 5, 2001

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.

Condensed Consolidated Statements of Operations for the Three Month Periods ending September 30, 2001 and 2000.

Condensed Consolidated Statements of Operations for the Nine Month Periods ending September 30, 2001 and 2000.

Condensed Consolidated Statements of Cash Flows for the Nine Month Periods ending September 30, 2001 and 2000.

Notes to Condensed Consolidated Financial Statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
Assets	2001	2000

Real estate rental property:
Land	$415,150	$358,270
Buildings	1,812,361	1,579,866
Fixtures and tenant improvements	49,176	40,906
Land under development	26,243	31,323
Construction in progress	177,664	151,445

	2,480,594	2,161,810
Less accumulated depreciation	(336,144)	(297,247)

Real estate, net	2,144,450	1,864,563
Cash and cash equivalents	12,324	4,243
Investments in and advances to joint ventures	275,973	260,927
Minority equity investment	—	135,028
Notes receivable	6,967	4,824
Other assets	68,874	62,436

	$2,508,588	$2,332,021

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Fixed rate senior notes	425,803	492,431
Revolving credit facility	403,500	419,500

	829,303	911,931

Secured indebtedness:
Revolving credit facility	21,500	21,000
Mortgage and other secured indebtedness	535,334	294,644

	556,834	315,644

Total indebtedness	1,386,137	1,227,575
Accounts payable and accrued expenses	60,170	53,818
Dividends payable	20,460	19,757
Other liabilities	19,484	11,319

	1,486,251	1,312,469
Minority equity interest	23,488	8,198
Preferred operating partnership interests	207,111	207,111
Operating partnership minority interests	20,256	20,493

	1,737,106	1,548,271

Commitments and contingencies
Shareholders’ equity:
Class A - 9.5% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 421,500 shares issued and outstanding at September 30, 2001 and December 31, 2000	105,375	105,375
Class B - 9.44% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 177,500 shares issued and outstanding at September 30, 2001 and December 31, 2000	44,375	44,375
Class C - 8.375% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at September 30, 2001 and December 31, 2000	100,000	100,000
Class D - 8.68% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 216,000 shares issued and outstanding at September 30, 2001 and December 31, 2000	54,000	54,000
Common shares, without par value, $.10 stated value; 100,000,000 shares authorized; 61,936,045 and 61,481,736 shares issued at September 30, 2001 and December 31, 2000, respectively	6,194	6,148
Paid-in-capital	682,550	676,150
Accumulated distributions in excess of net income	(121,915)	(112,357)
Accumulated other comprehensive income	(8,004)	—
Less: Unearned compensation — restricted stock	(1,883)	(1,239)
Common stock in treasury at cost: 6,638,457 and 6,601,250 shares at September 30, 2001 and December 31, 2000, respectively	(89,210)	(88,702)

	771,482	783,750

	$2,508,588	$2,332,021

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDING SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2001	2000

Revenues from operations:
Minimum rents	$59,480	$50,928
Percentage and overage rents	532	648
Recoveries from tenants	15,042	13,008
Ancillary income	373	284
Other property related income	393	243
Management fee income	2,797	1,754
Development fee income	698	45
Interest income	1,226	761
Other	2,460	4,433

	83,001	72,104

Rental operation expenses:
Operating and maintenance	8,244	7,212
Real estate taxes	9,418	8,054
General and administrative	5,907	4,751
Interest	20,861	19,792
Impairment charge	2,895	—
Depreciation and amortization	16,869	13,768

	64,194	53,577

Income before equity in net income of joint ventures and minority equity investment, gain on disposition of real estate and real estate investments and minority interests	18,807	18,527
Equity in net income of joint ventures	4,076	3,568
Equity in net income from minority equity investment	—	2,227
Gain on disposition of real estate and real estate investments	3,015	1,890

Income before minority interests	25,898	26,212
Minority interests:
Minority equity interests	(404)	(31)
Preferred operating partnership minority interests	(4,770)	(4,770)
Operating partnership minority interests	(372)	(386)

	(5,546)	(5,187)

Net income	$20,352	$21,025

Net income applicable to common shareholders	$13,537	$14,210

Per share data:
Earnings per common share -
Basic	$0.25	$0.26

Diluted	$0.24	$0.26

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTH PERIODS ENDING SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2001	2000

Revenues from operations:

Minimum rents	$167,041	$150,637

Percentage and overage rents	2,212	3,384

Recoveries from tenants	44,153	40,349

Ancillary income	1,039	731

Other property related income	765	510

Management fee income	8,816	4,820

Development fee income	1,724	1,268

Interest income	4,724	2,572

Other	6,225	8,790

	236,699	213,061

Rental operation expenses:

Operating and maintenance	25,177	20,346

Real estate taxes	26,241	24,966

General and administrative	17,838	14,919

Interest	61,867	56,582

Impairment charge	2,895	—

Depreciation and amortization	45,259	40,625

	179,277	157,438

Income before equity in net income of joint ventures and minority equity investment, gain on disposition of real estate and real estate investments and minority interests	57,422	55,623

Equity in net income of joint ventures	13,431	12,402

Equity in net income from minority equity investment	1,550	5,136

Gain on disposition of real estate and real estate investments	15,761	18,979

Income before minority interests	88,164	92,140

Minority interests:

Minority equity interests	(530)	(138)

Preferred operating partnership minority interests	(14,311)	(10,531)

Operating partnership minority interests	(1,147)	(3,756)

	(15,988)	(14,425)

Net income	$72,176	$77,715

Net income applicable to common shareholders	$51,729	$57,268

Per share data:

Earnings per common share -
Basic	$0.94	$1.02

Diluted	$0.93	$1.01

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDING SEPTEMBER 30,
(Dollars in thousands)
(Unaudited)

	2001	2000

Net cash flow provided by operating activities	$135,918	$114,249

Cash flow from investing activities:

Real estate developed or acquired	(75,336)	(61,305)

Investments in and advances to joint ventures and minority equity investment, net	(30,435)	(46,654)

Repayment of notes receivable	2,565	3,376

Repayment of (advances to) affiliates	5,993	(21,691)

Proceeds from disposition of real estate and real estate investments	51,603	98,311

Net cash flow used for investing activities	(45,610)	(27,963)

Cash flow from financing activities:

(Repayment of ) proceeds from revolving credit facilities and

temporary bridge loans, net	(65,500)	158,975

Proceeds from construction loans and mortgages	220,020	—

Repayment of senior notes	(66,700)	(100,000)

Principal payments on rental property debt	(76,817)	(7,989)

Payment of deferred finance costs	(1,406)	(3,643)

Net proceeds from issuance of preferred operating partnership units	—	102,375

Repurchase of operating partnership minority interests	—	(81,901)

Proceeds from issuance of common shares in conjunction with exercise of stock options, the Company’s 401(k) plan, dividend reinvestment plan and restricted stock plan	5,402	700

Purchase of treasury stock	(508)	(62,866)

Distributions to preferred and operating partnership minority interests	(15,781)	(13,468)

Dividends paid	(80,937)	(81,927)

Net cash flow used for financing activities	(82,227)	(89,744)

Increase (decrease) in cash and cash equivalents	8,081	(3,458)

Cash and cash equivalents, beginning of period	4,243	5,992

Cash and cash equivalents, end of period	$12,324	$2,534

Supplemental disclosure of non cash investing and financing activities:

During the nine month period ended September 30, 2001, in conjunction with the merger of American Industrial Properties, the Company recorded real estate assets with a fair value of $285.7 million, other assets of $5.9 million, debt of $147.6 million and other liabilities of $14.5 million. The consolidation of the aforementioned assets and liabilities also resulted in the elimination of the Company’s minority equity investment of $129.5 million (Note 3). In addition, at September 30, 2001, included in accounts payable is $20.5 million of dividends declared. Included in other liabilities is approximately $8.0 million which represents the aggregate fair value of the Company’s interest rate swaps. The foregoing transactions did not provide for or require the use of cash.

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

     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Comprehensive Income

     Comprehensive income for the three month periods ended September 30, 2001 and 2000 was $16,567,000 and $21,025,000, respectively. Comprehensive income for the nine month periods ended September 30, 2001 and 2000 was $64,172,000 and $77,715,000, respectively.

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

     In October 2001, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. The new standard becomes effective for the Company for the year ending December 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company’s financial position or cash flows.

2. EQUITY INVESTMENTS IN JOINT VENTURES

     At September 30, 2001, the Company owned various joint ventures which own fifty-five operating shopping center properties and five shopping center properties under development.

     Combined condensed financial information of the Company’s joint venture investments are as follows (in thousands):

	September 30,	December 31,
Combined Balance Sheets:	2001	2000

Land	$366,580	$301,409

Buildings	1,240,316	1,055,704

Fixtures and tenant improvements	13,447	10,412

Construction in progress	139,445	102,353

	1,759,788	1,469,878

Less accumulated depreciation	(131,954)	(106,964)

Real estate, net	1,627,834	1,362,914

Receivables, net	53,376	39,567

Investment in joint ventures	17,327	13,156

Other assets	55,512	38,459

	$1,754,049	$1,454,096

Mortgage debt	$1,137,821	$942,451

Amounts payable to DDR	98,052	105,527

Other liabilities	47,098	29,154

	1,282,971	1,077,132

Accumulated equity	471,078	376,964

	$1,754,049	$1,454,096

Company’s proportionate share of accumulated equity	$148,175	$126,114

	Three Month Periods		Nine Month Periods
	Ending September 30,		Ending September 30,
Combined Statements of Operations:	2001	2000	2001	2000

Revenues from operations	$61,282	$47,298	$180,272	$139,558

Rental operation expenses	20,304	15,295	56,244	41,606

Depreciation and amortization expense of real estate investments	9,873	6,726	26,620	19,468

Interest expense	19,618	17,269	59,014	49,465

	49,795	39,290	141,878	110,539

Income before loss on sale of real estate	11,487	8,008	38,394	29,019

Gain (loss) on sale of real estate	—	1,336	(97)	1,336

Net income	$11,487	$9,344	$38,297	$30,355

Company’s proportionate share of net income*	$4,154	$3,591	$14,256	$13,806

*	For the three month periods ended at September 30, 2001 and 2000, the slight difference between the $4.2 million and $3.6 million, respectively, of the Company’s proportionate share of net income reflected above, and $4.1 million and $3.6 million, respectively, of equity in net income of joint ventures reflected in the Company’s statement of operations is attributable to additional depreciation associated with basis differentials. For the nine month periods ended at September 30, 2001 and 2000, the difference between the $14.3 million and $13.8 million, respectively, of the Company’s proportionate share of net income reflected above, and $13.4 million and $12.4 million, respectively, of equity in net income of joint ventures reflected in the Company’s statement of operations is attributable to additional depreciation associated with basis differentials. Basis differentials occur primarily when the Company has purchased an interest in existing joint ventures at fair market values which differ from their proportionate share of the historical net assets of the joint venture.

     Included in management fee income for the nine month period ended September 30, 2001 and 2000, is approximately $5.2 and $4.2 million, respectively, of management fees earned by the Company for services rendered to the joint ventures. Also included in revenues for the nine month period ended September 30, 2001 and 2000, is approximately $2.5 million and $1.7 million, respectively, of development fee income and commissions for services rendered to the joint ventures, net of amounts eliminated related to the Company’s proportionate ownership share.

     In 2000, the Company announced its intention to acquire several west coast retail properties from Burnham Pacific Properties, Inc. (“Burnham”) through a joint venture with Prudential Real Estate Investors (“PREI”) and Coventry Real Estate Partners (“Coventry”). The joint venture was funded as follows: 1% by Coventry, 20% by DDR, and 79% by Prudential. As of September 30, 2001, ten properties were acquired at an aggregate cost of approximately $264 million. The joint venture’s equity investment as of September 30, 2001 is approximately $123 million. The Company earns fees for managing and leasing the properties, all of which are located in western states.

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

     Under the merger agreement, all common shareholders’ interest, other than DDR’s, were effectively redeemed and each shareholder received a final cash payment equal to $12.89 per share which was funded from proceeds received from the asset sale to Lend Lease. In addition, in January 2001, all AIP shareholders, including DDR, received a special dividend of $1.27 per share associated with the sale of the Manhattan Towers office building in November 2000 for $55.3 million.

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

     The summarized balance sheet of AIP as of December 31, 2000 and results of operations through the date of the merger and for the three and nine month periods ended September 30, 2000, as reflected on the accounts of AIP, were as follows (in thousands):

December 31,
Balance Sheet:	2000

Land	$150,108

Buildings	453,168

603,276

Less accumulated depreciation	(55,341)

Real estate, net	547,935

Other assets	44,103

$592,038

Mortgage debt	$284,924

Other liabilities	41,912

326,836

Accumulated equity	265,202

$592,038

	Three month	For the period	Nine month
	period ended	January 1, 2001	period ended
	September 30,	to May 14,	September 30,
	2000	2001	2000

Statement of Operations:

Revenues from operations	$22,896	$34,029	$67,403

Rental operation expenses	7,776	12,057	23,195

Restructuring costs	—	4,920	—

Depreciation and amortization expense	3,253	3,437	10,580

Interest expense	6,434	7,480	19,390

	17,463	27,894	53,165

	5,433	6,135	14,238

Minority interests	(190)	(281)	(385)

Equity earnings in joint venture	50	—	120

(Loss) gain on disposition of real estate	(104)	(2,130)	2,906

Income before extraordinary item	5,189	3,724	16,879

Extraordinary item	—	—	(329)

Net income	$5,189	$3,724	$16,550

For the period from January 1, 2001 through May 14, 2001 and the nine month period ended September 30, 2000, the Company recorded equity in net income from minority equity investment of $1.6 million and $5.1 million, respectively. The difference between the Company’s share in net income as reported in the financial statements of AIP and that reflected on the Company’s accounts is attributable to adjustments relating to depreciation and amortization and gain (loss) on disposition of real estate associated with basis adjustments.

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

     The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 2001 and 2000 as if the merger of the AIP properties, net of the Lend Lease sale, had occurred on January 1, 2001 and 2000, respectively.

	Nine Month Periods Ending September 30,

	(in thousands, except per share)
	2001	2000

Pro forma revenues	$252,710	$243,965

Pro forma income before extraordinary item	$75,217	$80,690

Pro forma net income applicable to common shareholders	$54,771	$60,244

Per share data:

Earnings per common share Basic	$1.00	$1.07

Diluted	$0.99	$1.06

5. IMPAIRMENT CHARGE

     During the second quarter of 2001, one of the Company’s retail tenants announced it was liquidating its inventory and closing its remaining stores. In assessing recoverability of its recorded assets associated with this tenant, the Company had initially estimated, based upon its prior experience with similar liquidations, that proceeds relating to the Company’s claims in liquidation would be sufficient to recover the aggregate recorded assets for this tenant. However, in the third quarter, the tenant completed its sale of inventory and auction of its real estate. The Company has not yet been informed of the tenant’s formal plan of liquidation. However, the Company believes that based on (i) lack of significant proceeds received by the tenant on its auction of real estate and the other assets, and (ii) lack of positive information disseminated from the tenant that would indicate lack of probable recoverability of certain recorded amounts, a provision of $2.9 million has been recorded and reflected as an impairment charge within the statement of operations. At September 30, 2001, there was $0.5 million in remaining amounts related to this tenant which the Company believes to be realizable.

6. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS

     The following table summarizes the changes in shareholders’ equity since December 31, 2000 (in thousands):

	Preferred	Common		Accumulated	Accumulated	Unearned
	Shares ($250	Shares		Distributions	Other	Compensation	Treasury
	Stated	($.10 stated	Paid-in	in Excess of	Comprehensive	Restricted	Stock
	Value)	Value)	Capital	Net Income	Income	Stock	at Cost	Total

Balance December 31, 2000	$303,750	$6,148	$676,150	$(112,357)	$—	$(1,239)	$(88,702)	$783,750

Net income				72,176				72,176

Cumulative effect of FAS 133 transition adjustment					(1,433)			(1,433)

Change in fair value of interest rate swaps					(6,571)			(6,571)

Dividends declared - common shares				(61,288)				(61,288)

Dividends declared - preferred shares				(20,446)				(20,446)

Vesting of restricted stock						216		216

Issuance of restricted stock		8	1,066			(860)		214

Purchases of common shares							(508)	(508)

Issuance of common shares related to exercise of stock options, performance units and dividend reinvestment plan		38	5,334					5,372

Balance September 30, 2001	$303,750	$6,194	$682,550	$(121,915)	$(8,004)	$(1,883)	$(89,210)	$771,482

     Dividends declared were $0.37 and $0.36 for the three month periods ended September 30, 2001 and 2000, respectively. Dividends declared were $1.11 and $1.08 per common share for the nine month periods ended September 30, 2001 and 2000, respectively.

     At September 30, 2001 and December 31, 2000, treasury stock recorded on the Company’s condensed consolidated balance sheet consisted of 6,638,457 and 6,601,250 common shares at a cost of $89.2 million and $88.7 million, respectively, acquired pursuant to the Company’s common share repurchase program, which expired June 30, 2001.

7. OTHER ASSETS

     Other assets consist of the following (in thousands):

	September 30,	December 31,
	2001	2000

Accounts receivable, net (1)	$50,440	$44,590

Deferred charges, net	6,383	5,958

Prepaids, deposits and other assets	12,051	11,888

	$68,874	$62,436

(1) Includes straight line rent receivables, net, of $15.5 million and $12.9 million at September 30, 2001 and December 31, 2000, respectively.

8. REVOLVING CREDIT FACILITIES

     The Company maintains its primary unsecured revolving credit facility with a syndicate of financial institutions, for which Bank One, NA serves as the administrative agent (the “Unsecured Credit Facility”). This facility provides for available borrowing capacity of $550 million and matures on May 31, 2003. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.10%), depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The

Unsecured Credit Facility is used to finance the acquisition and development of properties, to provide working capital and for general corporate purposes. At September 30, 2001, $403.5 million was outstanding under this facility with a weighted average interest rate, excluding the effects of any interest rate swaps, of 4.5%.

     The Company also maintains a secured revolving credit facility with National City Bank of $30 million. This credit facility is secured by certain partnership investments. The Company maintains the right to reduce this facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.10%) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At September 30, 2001, $21.5 million was outstanding under this facility with a weighted average interest rate of 4.0%.

9. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company purchased interest rate swaps to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company does not utilize these arrangements for trading or speculative purposes. The principal risk to the Company through its interest rate hedging strategy is the potential inability of the financial institutions from which the interest rate swaps were purchased to cover all of their obligations. To mitigate this exposure, the Company purchases its interest rate swaps from major financial institutions.

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

     As of September 30, 2001, the aggregate fair value of the Company’s interest rate swaps was a liability of $8.0 million which is included in other liabilities in the condensed consolidated balance sheet. For the nine months ended September 30, 2001, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the condensed consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reclassify as earnings $6.3 million of the amount recorded in accumulated other comprehensive income. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

10. EARNINGS AND DIVIDENDS PER SHARE

     Earnings Per Share (EPS) have been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted’ EPS, which includes all such shares. There have been some changes to dilutive securities from those disclosed in the Company’s annual report for the year ended December 31, 2000 other than outlined below.

	Three Month Periods		Nine Month Periods
	Ending September 30,		Ending September 30,

	(in thousands, except per share amounts)
	2001	2000	2001	2000

Net income	$20,352	$21,025	$72,176	$77,715

Less: Preferred stock dividend	(6,815)	(6,815)	(20,447)	(20,447)

Basic and diluted — Net income applicable to common shareholders	$13,537	$14,210	$51,729	$57,268

Number of Shares:

Basic — average shares outstanding	55,131	54,793	54,960	56,347

Effect of dilutive securities:

Stock options	835	271	516	170

Restricted stock	43	39	51	65

Diluted — average shares outstanding	56,009	55,103	55,527	56,582

Per share amount:

Net income:

Basic	$0.25	$0.26	$0.94	$1.02

Diluted	$0.24	$0.26	$0.93	$1.01

11. SEGMENT INFORMATION

     As a result of the acquisition of AIP’s business centers in connection with the AIP merger on May 14, 2001 (Note 3), the Company has two reportable business segments, shopping centers and business centers, determined in accordance with SFAS No, 131, “Disclosures about Segments of an Enterprise and Related Information.” Accordingly, segment information is not presented for periods prior to this merger.

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

     The table below presents information about the Company’s reportable segments for the three and nine month periods ended September 30, 2001.

	Three months ended September 30, 2001

	Business	Shopping
	Centers	Centers	Other	Total

Total Revenues	$10,491	$72,510		$83,001

Operating expenses	(3,216)	(14,446)		(17,662)

	7,275	58,064		65,339

Unallocated expenses (A)			(46,532)	(46,532)

Equity in net income of joint ventures			4,076	4,076

Minority interests			(5,546)	(5,546)

Gain on sale of real estate and real estate investments			3,105	3,015

Net income				$20,352

	Nine months ended September 30, 2001

	Business	Shopping
	Centers	Centers	Other	Total

Total Revenues (B)	$15,321	$221,378		$236,699

Operating expenses (B)	(4,446)	(46,972)		(51,418)

	10,875	174,406		185,281

Unallocated expenses (A)			(127,859)	(127,859)

Equity in net income of joint ventures and minority investment			14,981	14,981

Minority interests			(15,988)	(15,988)

Gain on sale of real estate and real estate investments			15,761	15,761

Net income				$72,176

Total real estate assets	$273,526	$2,207,068		$2,480,594

(A) Unallocated expenses consist of general and administrative, interest, impairment charge and depreciation and amortization as listed in the condensed consolidated statement of operations.

(B) Reflects operating activity for the 39 AIP properties for the period May 15, 2001 through September 30, 2001.

12. CONTINGENCIES

     In September 2001, the U.S. district court entered a judgment in the amount of $9.0 million, plus attorney fees, against the Company and three other defendants, in respect of a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company. The court awarded $4.0 million in punitive and $5.0 million in compensatory damages to the plaintiff. The other defendants include the former chairman of the board (who is also a significant shareholder of the Company), a former executive of the Company and a real estate development partnership (the

“Partnership”) owned by these two individuals. The Partnership sold the property to the Company in 1994. The claim alleged breach of contract and fraud during the lease negotiation process that took place prior to and after the Company’s acquisition of the property.

     The verdict is subject to various post-trial motions and appeal. Management believes that it is probable the verdict will ultimately be reversed, in whole or in substantial part, and accordingly no provision has been recorded in the accompanying financial statements. Although there can be no assurances as to the ultimate outcome, management does not believe that an adverse final determination, if any, will be material in relation to the Company’s cash flows, liquidity or financial condition. However, amounts awarded, if any, to the plaintiff upon final resolution of this matter, could adversely affect the Company’s results of operations in the period it is recorded. Further, a determination has not been made as to the proportionate distribution of the contingent loss, if any, between the defendants.

13. TRANSACTIONS WITH RELATED PARTIES

     In addition to the items reflected in Note 2, in September 2001, the Company’s joint venture development in Coon Rapids, Minnesota, which is owned 25% by the Company and 75% by an entity owned in part by a director of the Company, received a $0.9 million equity contribution from the joint venture partner which was remitted to the Company for payment against advances previously make to the joint venture.

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

Results of Operations

     Revenues from Operations

     Total revenues increased $10.9 million, or 15.1%, to $83.0 million for the three month period ended September 30, 2001 from $72.1 million for the same period in 2000. Total revenues increased $23.6 million, or 11.1% to $236.7 million for the nine month period ended September 30, 2001 from $213.1 million for the same period in 2000. Base rental revenues for the three month period ended September 30, 2001 increased $8.6 million, or 16.8%, to $59.5 million as compared to $50.9 million for the same period in 2000. Base rental revenues increased $16.4 million, or 10.9%, to $167.0 million for the nine month period ended September 30, 2001 from $150.6 million for the same period in 2000. Aggregate base rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2000) increased approximately $1.2 million, or 0.8%, for the nine month period ended September 30, 2001 as compared to the same period in 2000. Had HomePlace not rejected their eight leases during the period, increases in Core Portfolio Properties base rents would have increased $1.6 million (or 1.1%). The shopping center acquired by the Company in 2000 contributed $0.8 million of additional base rental revenue, the eight newly developed shopping centers contributed $5.6 million and the merger of the American Industrial Properties (“AIP”) contributed $13.3 million. These increases were offset by a $4.5 million decrease from the sale/transfer of seven properties and three Wal-Mart stores in 2000 and 2001.

     At September 30, 2001, the in-place occupancy rate of the Company’s portfolio was 93.7%, as compared to 95.5% at September 30, 2000 and 95.7% at December 31, 2000. The temporary decrease in occupancy is primarily attributed to the rejection of eight HomePlace leases during the beginning of the third quarter. At September 30, 2001 the Company’s shopping centers were actually 95.1% leased which reflects leases that have been signed but for which occupancy has not yet occurred. This compares to lease rates of 96.7% and 96.9% at September 30, 2000 and December 31, 2000, respectively. Excluding the vacancies left by HomePlace, the core portfolio would have been 96.1% leased. The average annualized retail base rent per leased square foot, including those properties owned through joint ventures, was $9.85 at September 30, 2001 as compared to $9.32 at September 30, 2000. Same store sales, for those tenants required to report such information, representing approximately 15.7 million square feet, increased approximately 2.0% to $250 per square foot for the twelve month period ended September 30, 2001.

     Recoveries from tenants for the three month period ended September 30, 2001 increased $2.0 million, or 15.6%, to $15.0 million as compared to $13.0 million for the same period in 2000. Recoveries from tenants for the nine month period ended September 30, 2001 increased $3.8 million, or 9.4%, to $44.2 million as compared to $40.4 million in 2000. This increase was primarily related to the Company’s merger with AIP which contributed $2.5 million and the increase in operating and maintenance expenses and real estate taxes associated with the 2000 and 2001 shopping center acquisitions and developments. Recoveries were approximately 85.9% and 89.0% of operating expenses and real estate taxes for the nine month periods ended September 30, 2001 and 2000, respectively. The decrease in the recovery percentage rate is primarily associated with the consolidation of the industrial and office properties from AIP, which historically have a lower recovery percentage and an increase in nonrecoverable operating expenses as discussed below under the caption expenses from operations.

     Ancillary and other property related income for the three month period ended September 30, 2001 increased $0.2 million, or 45.3%, to $0.7 million as compared to $0.5 million for the same period in 2000. Ancillary and other property related income for the nine month period ended September 30, 2001 increased $0.6 million, or 45.4%, to $1.8 million as compared to $1.2 million in 2000. This increase was primarily due to the Company pursuing additional ancillary income opportunities. It is anticipated that growth in ancillary revenues will continue in 2001 as additional opportunities are pursued.

     Management fee income for the three month period ended September 30, 2001 increased $1.0 million, or 59.5%, to $2.8 million as compared to $1.8 million for the same period in 2000. Management fee income for the nine month period ended September 30, 2001 increased $4.0 million, or 83.0%, to $8.8 million as compared to $4.8 million in 2000. This increase was primarily associated with the Company assuming property management responsibilities for all of the real estate assets of Burnham Pacific Properties (“Burnham”) in the fourth quarter of 2000. In addition, the Company formed certain joint ventures in 1999 and 2000, which are now operational. Accordingly, the Company is performing property management services and is receiving fees at market rates for these services.

     Development fee income for the three month period ended September 30, 2001 increased $0.6 million, to $0.7 million as compared to $0.1 million for the same period in 2000. Development fee income for the nine month period ended September 30, 2001 increased $0.5 million, or 35.9%, to $1.7 million as compared to $1.2 million in 2000. This increase is attributable to the substantial completion of certain joint venture development projects in 2000. The Company is currently involved with joint venture development projects in Long Beach, CA; Coon Rapids, MN and Littleton, CO. The Company will continue to pursue additional development joint ventures as opportunities present themselves.

     Interest income for the three month period ended September 30, 2001 increased $0.5 million or 61.1%, to $1.2 million as compared to $0.7 million for the same period in 2000. Interest income for the nine month period ended September 30, 2001, increased $2.2 million, or 83.7%, to $4.7 million as compared to $2.5 million in 2000. This increase was primarily associated with advances to joint ventures and an increase in notes receivable in 2001.

     Other income for the three month period ended September 30, 2001 decreased $1.9 million, or 44.5%; to $2.5 million as compared to $4.4 million for the same period in 2000. Other income for the nine month period ended September 30, 2001 decreased $2.6 million, or 29.2%, to $6.2 million as compared to $8.8 million in 2000. This decrease is due to a decrease in lease termination revenues aggregating approximately $2.8 million for the comparative nine month periods.

Expenses from Operations

     Rental operating and maintenance expenses for the three month period ended September 30, 2001 increased $1.0 million, or 14.3%, to $8.2 million as compared to $7.2 million for the same period in 2000. Rental operating and maintenance expenses increased $4.8 million, or 23.7%, to $25.2 million for the nine month period ended September 30, 2001 from $20.4 million for the same period in 2000. An increase of $1.0 million is attributable to the nine shopping centers acquired and developed in 2001 and 2000, $2.6 million attributable to the merger of the AIP properties and $1.7 million is primarily attributable to nonrecoverable operating expenses including an increase in the Company’s provisions for bad debt expense of approximately $0.8 million and various maintenance items in the Core Portfolio Properties. These increases were offset by a decrease of $0.5 million relating to the sale/transfer of seven properties and three Wal-Mart stores in 2000 and 2001.

     Real estate taxes for the three month period ended September 30, 2001 increased $1.4 million, or 16.9%, to $9.4 million as compared to $8.0 million for the same period in 2000. Real estate taxes increased $1.3 million, or 5.1%, to $26.3 million for the nine month period ended September 30, 2001 from $25.0 million for the same period in 2000. Increases of $0.9 million related to the nine shopping centers acquired and developed in 2001 and 2000 and $1.7 million related to the merger of the AIP properties. These increases were offset by a decrease of $0.4 million relating to the sale/transfer of seven properties and three Wal-Mart stores in 2000 and 2001 and the remaining $0.9 million decrease is primarily associated with the Core Portfolio Properties.

     General and administrative expenses increased $1.2 million, or 24.3%, to $5.9 million for the three month period ended September 30, 2001 as compared to $4.7 million in 2000. General and administrative expenses increased $2.9 million, or 19.6%, to $17.8 million for the nine month period ended September 30, 2001 from $14.9 million for the same period in 2000. Total general and administrative expenses were approximately 4.3% of total revenues, including total revenues of joint ventures, for the nine month periods ended September 30, 2001 and 2000.

     The increase in general and administrative expenses is primarily attributable to the growth of the Company generally related to recent acquisitions, expansions and developments, the merger of AIP and the opening of a west coast office in conjunction with the Company’s increased ownership of assets on the west coast and property management services provided to Burnham beginning in the fourth quarter of 2000. The Company continues to expense all internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space.

     Interest expense increased $1.1 million, or 5.4%, to $20.9 million for the three month period ended September 30, 2001, as compared to $19.8 million for the same period in 2000. Interest expense increased $5.3 million, or 9.3%, to $61.9 million for the nine month period ended September 30, 2001 from $56.6 million for the same period in 2000. The overall increase in interest expense for the nine month period ended September 30, 2001, as compared to the same period in 2000 is primarily related to the higher debt balances resulting from the merger of AIP in May 2001 and the acquisition and development of shopping centers during 2001 and 2000. The weighted average debt outstanding during the nine month period ended September 30, 2001 and related weighted average interest rate was $1.3 billion and 7.0%, respectively, compared to $1.2 billion and 7.7%, respectively, for the same period in 2000. Interest costs capitalized, in conjunction with development, expansion projects and development joint venture interests, were $3.6 million and $10.5 million for the three and nine month periods ended September 30, 2001, as compared to $5.2 million and $13.6 million for the same periods in 2000.

     The impairment charge aggregated $2.9 million for the three and nine month periods ended September 30, 2001. During the second quarter of 2001, one of the Company’s retail tenants announced it was liquidating its inventory and closing its remaining stores. In assessing recoverability of its recorded assets associated with this tenant, the Company had initially estimated, based upon its prior experience with similar liquidations, that proceeds relating to the Company’s claims in liquidation would be sufficient to recover the aggregate recorded assets for this tenant. However, in the third quarter, the tenant completed its sale of inventory and auction of its real estate. The Company has not yet been informed of the tenant’s formal plan of liquidation. However, the Company believes that based on (i) lack of significant proceeds received by the tenant on its auction of real estate and the other assets, and (ii) lack of positive information disseminated from the tenant that would indicate lack of probable recoverability of certain recorded amounts, a provision of $2.9 million has been recorded and reflected as an impairment charge within the statement of operations.

     Depreciation and amortization expense increased $3.1 million, or 22.5%, to $16.9 million for the three month period ended September 30, 2001, as compared to $13.8 million for the same period in 2000. Depreciation and amortization expense increased $4.6 million, or 11.4%, to $45.2 million for the nine month period ended September 30, 2001 from $40.6 million for the same period in 2000. An increase of $1.3 million is related to the nine shopping centers acquired and developed in 2001 and 2000, $1.1 million is related to Core Portfolio Properties and $3.1 million is related to the merger of the AIP properties. These increases were offset by a decrease of $0.9 million relating to the sale/transfer of seven properties and three Wal-Mart stores in 2000 and 2001.

     Equity in net income of joint ventures increased $0.5 million, or 14.3%, to $4.1 million for the three month period ended September 30, 2001, as compared to $3.6 million for the same period in 2000. Equity in net income of joint ventures increased $1.0 million, or 8.3%, to $13.4 million for the nine month period ended September 30, 2001 from $12.4 million for the same period in 2000. An increase of $1.2 million is primarily related to the joint venture formed in 2000 to acquire 10 shopping center properties from Burnham Pacific. This increase was offset by a decrease of $0.4 million relating to the Company’s sale of 60% of its half interest in the Community Centers joint venture in February 2000. The remaining decrease of $0.2 million primarily relates to various joint ventures which included HomePlace as a tenant and accordingly the income of these joint ventures was reduced pending releasing of the vacant space.

     Equity in net income of minority equity investment was $2.2 million for the three month period ended September 30, 2000. Equity in net income/loss of minority equity investment decreased $3.5 million, to $1.6 million for the nine month period ended September 30, 2001 from $5.1 million for the same period in 2000. The overall decrease for the nine month period is due to the sale of 31 of AIP’s assets and the subsequent merger of the remaining assets into DDR. See discussion below under “Strategic Transactions”.

     Minority equity interest expense increased $0.3 million, or 6.9%, to $5.5 million for the three month period ended September 30, 2001, as compared to $5.2 million for the same period in 2000. Minority equity interest expense increased $1.6 million, or 10.8%, to $16.0 million for the nine month period ended September 30, 2001 from $14.4 million for the same period in 2000. An increase of $3.8 million relates to the Company’s issuance of preferred operating partnership minority units in May 2000. These units may be exchanged, under certain circumstances, into preferred shares of the Company. In addition, an increase of $0.4 million relates to the minority interest associated with an office property assumed in the merger of AIP. This increase was offset by a $2.6 million decrease due to the Company acquiring the minority partners’ ownership interest in 11 properties and consequently retiring approximately 3.6 million operating partnership units in July 2000.

     Gain on disposition on real estate and real estate investments aggregated $15.8 million for the nine month period ended September 30, 2001, which relates to the sale of four shopping center properties in Ahoskie, North Carolina; Rapid City, South Dakota; Highland Heights, Ohio and Toledo, Ohio.

     Gain on disposition of real estate and real estate investments aggregated $19.0 million for the nine month period ended September 30, 2000. The Company sold several properties including shopping centers located in Stone Mountain, Georgia; Florence, Kentucky; a portion of a shopping center in Las Vegas, Nevada and a Wal-Mart store in Camden, South Carolina. In February 2000, the Company also sold 60% of its half interest in a joint venture which owns 10 operating shopping centers. In connection with the formation of one joint venture, the Company sold one property, received cash and a 50% partnership interest.

     Net Income

     Net income decreased $0.7 million, or 3.2%, to $20.3 million for the three month period ended September 30, 2001, as compared to net income of $21.0 million for the same period in 2000. Net income decreased $5.5 million, or 7.1%, to $72.2 million for the nine month period ended September 30, 2001 from $77.7 million for the same period in 2000. The decrease in net income of $5.5 million is primarily attributable to the decrease in gain on sale of real estate and real estate investments of $3.2 million relating to the sale/transfer of seven properties and three Wal-Mart stores in 2000 and 2001 and the related operating results therefrom. In addition, a decrease of $3.5 million in net income from minority equity investment due to the consolidation of the AIP properties and certain transaction related costs and severance costs of which were incurred by AIP of approximately $3.2 million. These decreases were offset by an increase in net income from joint ventures of approximately $1.0 million and increases in net operating revenues (total revenues less operating and maintenance, real estate taxes, impairment charge and general and administrative expense) aggregating $11.7 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, the nine shopping centers acquired and developed in 2001 and 2000 and the merger of the AIP properties. The net operating revenues were offset by increases in interest, depreciation and minority interest expense of $5.3 million, $4.6 million and $1.6 million, respectively.

Funds From Operations

     Management believes that Funds From Operations (“FFO”) provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of property, extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company’s proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner. For the three month period ended September 30, 2001, FFO increased $3.4 million, to $34.2 million as compared to $30.8 million for the same period in 2000. For the nine month period ended September 30, 2001, FFO increased $2.4 million, to $99.8 million as compared to $97.4 million for the same period in 2000. The Company’s calculation of FFO is as follows (in thousands):

	Three Month Periods		Nine Month Periods
	Ending September 30,		Ending September 30,

	2001	2000	2001	2000
Net income applicable to common shareholders (1)	$13,537	$14,210	$51,729	$57,268
Depreciation of real estate investments	16,531	13,411	44,340	39,692
Equity in net income of joint ventures	(4,076)	(3,568)	(13,431)	(12,402)
Equity in net income of minority equity investment	—	(2,227)	(1,550)	(5,136)
Joint ventures’ FFO (2)	7,930	6,679	23,964	22,200
Minority equity investment FFO (3)	—	3,810	6,448	11,020
Minority interest expense (OP Units)	371	386	1,147	3,756
Gain on disposition of real estate and real estate investments	(3,015)	(1,890)	(15,761)	(18,979)
Impairment charge	2,895	—	2,895	—

	$34,173	$30,811	$99,781	$97,419

(1)	Includes straight line rental revenues of approximately $1.3 million and $1.4 million for the three month periods ended September 30, 2001 and 2000 and approximately $3.6 million and $3.3 million for the nine month periods ended September 30, 2001 and 2000, respectively.

(2)	Joint ventures’ Funds From Operations are summarized as follows:

	Three Month Periods		Nine Month Periods
	Ending September 30,		Ending September 30,

	2001	2000	2001	2000

Net income (a)	$11,487	$9,344	$38,297	$30,355
Loss on sale of real estate	—	—	97	—
Depreciation of real estate investments	9,873	6,726	26,620	19,468

	$21,360	$16,070	$65,014	$49,823

DDR ownership interest (b)	$7,930	$6,679	$23,964	$22,200

(a)	Revenue for the three month periods ended September 30, 2001 and 2000 include approximately $1.1 million and $1.3 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.4 and $0.5 million, respectively. Revenue for the nine month periods ended September 30, 2001 and 2000 included approximately $3.4 million and $3.3 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $1.2 million and $1.3 million, respectively.

(b)	At September 30, 2001, the Company owned joint venture interests relating to 55 operating shopping center properties, including an approximate 25% interest in the Prudential Retail Value Fund, and a 50% joint venture in a real estate management company. At September 30, 2000, the Company owned joint venture interests in 43 operating shopping center properties, including an approximate 25% interest in the Prudential Retail Value Fund, and a 50% joint venture in a real estate management company.

(3)	FFO for the nine month period ended September 30, 2001 includes an add back of approximately $3.2 million relating to the Company’s proportionate share of loss on sale, including certain transaction related costs and severance charges which were incurred by AIP as a result of the Lend Lease sale and consummation of the merger with DDR.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows:

	For the nine month periods ending
	September 30,

	2001	2000

Cash flow from operating activities	$135,918	$114,249
Cash flow used in investing activities	(45,610)	(27,963)
Cash flow used in financing activities	(82,227)	(89,744)

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of operating partnership units and joint venture capital, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities for the nine month period ended September 30, 2001 compared to September 30, 2000 is primarily due to shopping center acquisitions and developments completed in 2001 and 2000, new leasing, expansion, re-tenanting of the Core Portfolio Properties and distributions from the Company’s minority equity investment, prior to the AIP merger.

     An increase in the 2001 quarterly dividend per common share to $0.37 from $0.36 was approved in March 2001 by the Company’s Board of Directors. The Company’s common share dividend payout ratio for the first three quarters of 2001 approximated 62.6% of actual FFO as compared to 65.9% for the same period in 2000. It is anticipated that the current dividend level will result in a conservative payout ratio. A low payout ratio will enable the Company to retain more capital which will be utilized to fund attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

     During the nine month period ended September 30, 2001, the Company and its joint ventures invested $247.6 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company’s expansion, acquisition and development activity is summarized below:

     Expansions:

     For the nine month period ended September 30, 2001, the Company completed the expansion and redevelopment of five shopping centers at an aggregate cost of $13.3 million. The completed expansions/redevelopments include shopping centers located in Fayetteville, AR; Crystal River, FL;

Highland, IN; Wilmington, NC and North Charleston, SC. The Company and its joint ventures are currently expanding/redeveloping two shopping centers located in Schaumburg, IL and Lebanon, OH at an aggregate projected cost of approximately $1.9 million. The Company and its joint ventures are also scheduled to commence three additional expansion/ redevelopment projects in North Little Rock, AR; North Canton, OH and Taylorsville, UT.

Acquisitions:

     In 2000, the Company announced it intended to acquire several west coast retail properties from Burnham Pacific Properties, Inc. (“Burnham”) through a joint venture with Prudential Real Estate Investors (“PREI”) and Coventry Real Estate Partners (“Coventry”). The joint venture was funded as follows: 1% by Coventry, 20% by DDR, and 79% by Prudential. As of September 30, 2001, ten properties have been acquired at an aggregate cost of approximately $264 million. The joint venture’s equity investment as of September 30, 2001 is approximately $123 million. The Company earns fees for managing and leasing the properties, all of which are located in western states.

     The Company and Coventry were selected to serve as Burnham’s liquidation agent pursuant to Burnham’s plan of liquidation. The Company is providing property management services for this portfolio and receiving property management, leasing and development fees for its services at market rates. As of September 30, 2001, 24 properties remain under management.

Development (Consolidated):

The consolidated development projects are as follows:

•	A 577,000 square foot shopping center in Meridian, Idaho (a suburb of Boise). The 412,000 square foot Phase I of this center was substantially completed in 2000 and is anchored by a Wal-Mart Supercenter (not owned by the Company), Shopko, Shepler’s, Bed, Bath & Beyond, Office Depot, Old Navy, and Sportman’s Warehouse. Ross Dress for Less, additional retail tenants and several restaurants will be opening throughout 2001. Construction of Phase II is scheduled to commence in 2002, with completion scheduled for the first half of 2003.

•	A 622,000 square foot shopping center in Everett, Massachusetts, which is scheduled for completion in the fourth quarter of 2001. The center is anchored by Target (not owned by the Company), Home Depot, Bed, Bath & Beyond, OfficeMax and PetsMart (all of which were open as of March 31, 2001). In addition, Old Navy opened in the second quarter and Michael’s is scheduled to open in the fourth quarter of 2001.

•	A 157,000 square foot shopping center in Kildeer, Illinois, which is located adjacent to the Company’s joint venture shopping center located in Deer Park, Illinois. The Kildeer project had its grand opening in November 2001 and will include the following tenants: Bed, Bath & Beyond, Circuit City, Cost Plus World Market, Old Navy and miscellaneous shops.

•	A 460,000 square foot shopping center in Princeton, New Jersey adjacent to the Company’s existing center, which includes the following tenants: Kohl’s, Wegman’s, Michael’s, Target (not owned by the Company) and Dick’s. All of these tenants opened during 1999 and 2000. The project also includes 55,000 square feet of additional retail space, which is scheduled for completion in 2001.

•	The Company intends to break ground during 2002 on two shopping center developments located in Riverdale, Utah and Long Beach, California. It is anticipated that the Long Beach, California development (The Pike at Rainbow Harbor, formerly referred to as Queensway Bay) will be transferred into a joint venture with an institutional investor.

•	The Company intends to commence construction during 2002 on the central quadrant of the Coon Rapids, Minnesota, Riverdale Village Shopping Center. This development will create an additional 294,000 square feet of retail space.

Development (Joint Ventures):

     The Company has joint venture development agreements for eight shopping center projects. In April 2001, the Company entered into its eighth joint venture relating to a 280,000 square foot lifestyle center in Littleton, CO which is scheduled to open in November 2001. These eight projects have an aggregate projected cost of approximately $350.2 million. All of these projects have commenced development and are currently scheduled for completion during 2002. Construction has been substantially completed and the centers are open for business at the Deer Park, IL; Plainville, CT; Round Rock, TX and San Antonio, TX locations.

     The Company is currently financing five of these projects through the Prudential/DDR Retail Value Fund. These projects are located in Long Beach, CA (CityPlace); Plainville, CT; Deer Park, IL; Round Rock, TX and San Antonio, TX. The remaining three projects are located in Littleton, CO; Coon Rapids, MN and St. Louis, MO.

Dispositions:

     During the nine month period ended September 30, 2001, the Company and its joint ventures sold certain real estate assets and received aggregated proceeds of approximately $62 million. In January 2001, the Company sold a 190,000 square foot shopping center in Ahoskie, North Carolina for a purchase price of approximately $8.3 million. In April 2001, the Company sold a 35,500 square foot shopping center in Rapid City, South Dakota to a private investor for approximately $2.4 million. In June 2001, the Company sold a 250,000 square foot shopping center in Highland Heights, Ohio for approximately $27.5 million, a former Best Products location in El Paso, Texas for approximately $1.9 million and a land parcel in San Diego for approximately $3.0 million. In July 2001, the Company sold a 190,000 square foot shopping center in Toledo, Ohio (Airport Square) for approximately $14.8 million. In August 2001, the Company sold a former Best Products location in Lawrenceville, New Jersey for approximately $3.8 million. In addition, in October 2001, the Company sold a 13,000 square foot shopping center in Zanesville, Ohio for approximately $1.2 million and a former Best Products location in Dayton, Ohio for approximately $1.8 million. Proceeds from the above sales were used to repay amounts outstanding on the Company’s revolving credit facilities.

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

     At September 30, 2001, the Company’s capitalization consisted of $1.4 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $374.3 million), $518.8 million of preferred shares and preferred operating partnership units and $1.0 billion of market equity (market equity is defined as common shares and common operating partnership units outstanding multiplied by the closing price per common share on the New York Stock Exchange at September 30, 2001 of $17.95), resulting in a debt to total market capitalization ratio of 0.48 to 1.0. At September 30, 2001, the Company’s total debt consisted of $1,001.4 million of fixed rate debt and $384.8 million of variable rate debt.

     It is management’s intention to operate such that the Company has access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investor Services and Standard and Poor’s. As of September 30, 2001, the Company had $750 million available under its shelf registration statement. In addition, as of September 30, 2001, the Company had cash of $12.3 million and $155 million available under its $580 million of revolving credit facilities. On September 30, 2001, the Company also had 125 operating properties with $148.8 million, or 59.2%, of the total revenue for the nine month period ended September 30, 2001 which were unencumbered, thereby providing a potential collateral base for future borrowings.

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

Economic Conditions

     Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2001, many regions of the United States have experienced varying degrees of economic recession. A continuation of the economic recession, or further adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The shopping centers are typically anchored by discount department stores (Wal-Mart, Kmart or Target), off price department stores (Kohl’s, TJ Maxx/Marshalls), home improvement stores (Home Depot, Lowes) and supermarkets which generally offer day-to-day necessities rather than high-priced luxury items. Since these merchants typically perform better in an economic recession than those who market high priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

     As indicated above, many regions have experienced varying degrees of economic recession and the tragic events of September 11, 2001 may have accelerated certain recessionary trends. The Company believes, however, that these tragic events should not have a material effect on the Company’s portfolio due to the quality of the real estate and the strength of the tenant mix. The 2001 holiday selling season will be an indicator as to the retail operating environment and the financial condition of certain retailers. The results of this holiday selling season may impact the future expansion and development commitment of certain retailers beyond 2002.

     The retail shopping center sector has been impacted by the competitive nature of the retail business and the competition for market share where the stronger retailers have out-positioned some of the weaker retailers. This positioning is taking market share away and is forcing the weaker retailers to declare bankruptcy. Overall, the industry trends for the Company’s portfolio and business is strong and the portfolio continues to be stable. The negative news relating to tenants tend to attract attention, yet vacancies created by unsuccessful tenants may also create opportunities to increase rent. The Company has experienced a temporary decrease in occupancy rates due to bankruptcies (i.e. HomePlace and various other retailers), yet leasing activity continues to be strong. The Company believes that it will benefit from a growing shift to stronger retailers in the retail environment.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s primary market risk exposure is interest rate risk. At September 30, 2001 and 2000, approximately 72.2% and 54.0%, respectively, of the Company’s debt (excluding joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 6.6 years and 8.0 years, respectively, and a weighted average interest rate of approximately 7.4% and 7.5%, respectively. The remainder of the Company’s debt bears interest at variable rates with a weighted average maturity of approximately 1.4 years and 1.7 years, respectively, and a weighted average interest rate of approximately 4.9% and 7.9%, respectively, at September 30, 2001 and 2000. As of September 30, 2001 and 2000, the Company’s joint ventures’ indebtedness aggregated $862.6 million and $738.1 million, respectively, of fixed rate debt, of which the Company’s proportionate share was $295.1 million and $271.9 million, respectively, and $312.5 million and $242.0 million, respectively, of variable rate debt, of which the Company’s proportionate share was $79.2 million and $68.5 million, respectively. The Company intends to utilize variable rate indebtedness available under its revolving credit facilities and construction loans in order to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that in no event would increases in interest expense as a result of inflation significantly impact the Company’s distributable cash flow.

     At September 30, 2001, the interest rate risk on $200.0 million of variable rate debt has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.

     At September 30, 2001 and 2000, the fair value of the Company’s fixed rate debt, including the $200 million which was swapped to a fixed rate, amounted to a liability of $1,021.9 million and $631.3 million (excluding joint venture debt), respectively, compared to its carrying amount of $1,001.4 million and $661.8 million, respectively. The fair value of the Company’s proportionate share of joint venture fixed rate debt was $303.1 million and $262.9 million, respectively, compared to its carrying amount of $295.1 million and $271.9 million, respectively.

     The Company estimates that a 100 basis point decrease in market interest rates at September 30, 2001 and 2000 would have changed the fair value of the Company’s fixed rate debt to a liability of $1,071.4 million and $659.5 million, respectively, and would have changed the fair value of the Company’s proportionate share of joint ventures fixed rate debt to a liability of $314.8 million and $273.7 million, respectively. The sensitivity to changes in interest rate of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

November 14, 2001	/s/ David M. Jacobstein

(Date)	David M. Jacobstein, President and Chief Operating Officer

November 14, 2001	s/ William H. Schafer

(Date)	William H. Schafer, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)