Form 10-K
period 2001-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2002-03-08
CIK 894315

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(216) 755-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Shares, Without Par Value	New York Stock Exchange
Depositary Shares Representing Class A Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Representing Class B Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Representing Class C Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Representing Class D Cumulative Redeemable Preferred Shares	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant at February 28, 2002 was $1.3 billion.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

64,057,508 common shares outstanding as of February 28, 2002

DOCUMENTS INCORPORATED BY REFERENCE.

      The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2002 Annual Meeting of Shareholders.

PART I

Item 1.     BUSINESS

General Development of Business

      Developers Diversified Realty Corporation, an Ohio Corporation (the “Company” or “DDR”), a self-administered and self-managed real estate investment trust (a “REIT”), is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers and business centers. Unless otherwise provided, references herein to the Company or DDR includes Developers Diversified Realty Corporation, its wholly owned and majority owned subsidiaries and its joint ventures.

      From January 1, 1999 to February 28, 2002, the Company and its joint ventures have acquired 18 shopping center properties. Two properties were acquired in 2002, eight properties were acquired in 2001 (all of which were joint ventures), three were acquired in 2000 (two of which were joint ventures) and five were acquired in 1999 (two of which were joint ventures). In addition, in connection with the AIP merger on May 14, 2001, the Company effectively purchased 37 business centers and two shopping centers.

      The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500.

Financial Information about Industry Segments

      The Company is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers and business centers. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1.

Narrative Description of Business

      Since 1965, the Company and Developers Diversified Group (“DDG”), its predecessor, have owned and managed approximately 400 shopping centers and business centers. The Company’s portfolio as of February 28, 2002, consisted of 195 shopping centers and 37 business centers (including 55 properties which are owned through joint ventures) and approximately 196 undeveloped acres (of which approximately 45 acres are owned through joint ventures) (the “Portfolio Properties”). From January 1, 1999 to February 28, 2002, the Company has acquired 18 shopping centers, (including 12 properties owned through joint ventures), containing an aggregate of 3.7 million square feet of gross leasable area (“GLA”) owned by the Company for an aggregate purchase price of approximately $733.4 million. During 1999, 2000 and 2001 the Company completed expansions at 24 of its shopping centers.

      As of February 28, 2002, the Company was expanding five wholly owned properties and four of its joint ventures properties, and expects to commence expansions at additional shopping centers in 2002. The Company, including its joint ventures, has also substantially completed the development of 16 shopping centers since December 31, 1998, at an aggregate cost of approximately $617.1 million aggregating approximately 4.6 million square feet of GLA. As of February 28, 2002, the Company had six shopping centers under development, and its joint ventures had three shopping centers under development.

      At December 31, 2001 the aggregate occupancy of the Company’s wholly-owned shopping centers was 94.5% as compared to 95.2% at December 31, 2000. The average annualized base rent per leased square foot was $8.48 at December 31, 2001 as compared to $8.17 at December 31, 2000. During 2001, same store sales, for those tenants required to report sales (approximately 11.5 million square feet), increased 1.7% to $245 per square foot. At December 31, 2001, the aggregate occupancy of the Company’s joint venture shopping centers was 95.4% as compared to 96.1% at December 31, 2000. The average annualized base rent per leased square foot was $12.75 at December 31, 2001, as compared to $12.35 at December 31, 2000. During 2001, same store sales, for those tenants required to report such information (approximately 3.2 million square feet), increased 3.6% to $273 per square foot.

      The Company is self-administered and self-managed and, therefore, does not engage or pay for a REIT advisor. The Company manages all of the Portfolio Properties. At December 31, 2001, the Company owned and/or managed approximately 61.8 million total square feet of GLA, which included all of the Portfolio Properties and 36 properties owned by third parties.

      In 2000, the Company and Coventry Real Estate Partners (“Coventry”) were selected by Burnham Pacific Properties, Inc. (“Burnham”) to serve as its liquidation agent pursuant to Burnham’s plan of liquidation. The liquidation portfolio originally included 42 properties aggregating 5.4 million square feet. The Company is providing property management services for this portfolio and is receiving property management, leasing and development fees for its services at market rates. Coventry, which is 79% indirectly owned by the Company, is providing asset management services for this portfolio and is receiving asset management fees at market rates. As of February 28, 2002, nine properties remain under management.

Strategy and Philosophy

      The Company’s investment objective is to increase cash flow and the value of its portfolio of properties and to seek continued growth through the selective acquisition, development, redevelopment, renovation and expansion of income-producing real estate properties, primarily shopping centers. In addition, the Company may also pursue the disposition of certain real estate assets and utilize the proceeds to repay debt, reinvest in other real estate assets and developments and for other corporate purposes. In pursuing its investment objective, the Company will continue to seek to acquire and develop high quality, well-located shopping centers and business centers with attractive initial yields and strong prospects for future cash flow growth and capital appreciation where the Company’s financial strength and management and leasing capabilities can enhance value.

      Management believes that opportunities to acquire existing shopping centers have been and will continue to be available to buyers with access to capital markets and institutional investors, such as the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      The Company’s real estate strategy and philosophy is to grow its business through a combination of leasing, expansion, acquisition and development. The Company seeks to:

•	Increase cash flows and property values through strategic leasing, re-tenanting, renovation and expansion of the Company’s portfolio;

•	Continue to selectively acquire well-located, quality shopping centers (individually or in portfolio transactions) which have leases at rental rates below market rates or other cash flow growth or capital appreciation potential where the Company’s financial strength, relationships with retailers and management capabilities can enhance value;

•	Increase cash flows and property values by continuing to take advantage of attractive financing and refinancing opportunities (see “Recent Developments — Financings”);

•	Increase per share cash flows through the selective disposition of low growth assets and utilizing the proceeds to repay debt, invest in other real estate assets and, or developments and for other corporate purposes;

•	Selectively develop the Company’s undeveloped parcels or new sites in areas with attractive demographics;

•	Hold properties for long-term investment and place a strong emphasis on regular maintenance, periodic renovation and capital improvements; and

•	Continue to manage and develop the properties of others to generate fee income, subject to restrictions imposed by federal income tax laws, and create opportunities for acquisitions.

      As part of its ongoing business, the Company engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

      In addition, the Company intends to maintain a conservative debt capitalization ratio. At December 31, 2001, the Company’s debt to total market capitalization ratio, excluding the Company’s proportionate share of non-

recourse indebtedness of its unconsolidated joint ventures, was approximately 0.44 to 1.0; and at February 28, 2002, this ratio was approximately 0.41 to 1.0. At December 31, 2001, the Company’s capitalization consisted of $1.3 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $401.1 million at December 31, 2001 as compared to $322.8 million at December 31, 2000), $518.8 million of preferred stock and preferred operating partnership units and $1,155.4 million of market equity. (Market equity is defined as common shares outstanding and operating partnership units outstanding multiplied by the closing price of common shares on the New York Stock Exchange at December 31, 2001 of $19.10). At December 31, 2001, the Company’s total debt consisted of $974.1 million of fixed-rate debt, including $200 million of variable rate debt which has been effectively swapped to a weighted average fixed rate of approximately 6.96%, and $334.2 million of variable rate debt. Fluctuations in the market price of the Company’s common shares may cause this ratio to vary from time to time.

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

Recent Developments

Financings

      The acquisitions, developments and expansions were generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, unsecured public debt, common equity offerings, joint venture capital, Preferred Units, OP Units and asset sales. Total debt outstanding at December 31, 2001 was approximately $1.3 billion as compared to approximately $1.2 billion and $1.1 billion at December 31, 2000 and 1999, respectively. In 2001, the increase in the Company’s outstanding debt is due to the merger of the AIP properties and the funding of acquisition, development and expansion activity offset by asset sales and the issuance of 3.2 million common shares in December 2001, the proceeds of which were used to repay outstanding indebtedness.

      In January 2001, the Company entered into a $100 million, two year swap agreement, converting a portion of the variable rate debt on the Company’s primary unsecured credit facility to a fixed rate of approximately 6.3%.

      In April 2001, the Company entered into a 10 year, $156 million, financing agreement secured by five properties with a fixed coupon interest rate of approximately 6.9%. Proceeds were effectively used to repay amounts outstanding on the Company’s revolving credit facilities and to repay an $8.1 million mortgage scheduled to mature in July 2001.

      In December 2001, the Company completed a 3.2 million registered common share offering. Net proceeds of approximately $57.9 million were used to repay amounts outstanding under the Company’s revolving credit facilities.

Property Acquisitions, Developments and Expansions

      In 2000, the Company announced it intended to acquire several west coast retail properties from Burnham through a joint venture with Prudential Real Estate Investors (“PREI”) and Coventry. The joint venture was funded as follows: 1% by Coventry, 20% by DDR, and 79% by PREI. These properties were not part of Burnham’s liquidation portfolio. This agreement with Burnham was entered into before Burnham’s shareholders approved its plan of liquidation. As of December 31, 2001, ten properties have been acquired at an aggregate cost of approximately $264 million. The Company earns fees for managing and leasing the properties, all of which are located in western states.

      The Company and Coventry also were selected to serve as Burnham’s liquidation agent pursuant to Burnham’s plan of liquidation. The liquidation portfolio originally included 42 properties aggregating 5.4 million square feet. The Company is providing property asset management services for this portfolio and receiving property asset management, leasing and development fees for its services at market rates. As of February 28, 2002, nine properties remain under management.

Dispositions

      The Company will selectively dispose of low growth assets and re-deploy the sale proceeds into new real estate opportunities at higher returns and/or to repay debt. For the year ended December 31, 2001, the Company sold certain real estate assets and received aggregate proceeds of approximately $65.2 million. In January 2001, the Company sold a 190,000 square foot shopping center in Ahoskie, North Carolina for a purchase price of approximately $8.3 million. In April 2001, the Company sold a 35,500 square foot shopping center in Rapid City, South Dakota to a private investor for approximately $2.4 million. In June 2001, the Company sold a 250,000 square foot shopping center in Highland Heights, Ohio for approximately $27.5 million. In July 2001, the Company sold a 190,000 square foot shopping center in Toledo, Ohio (Airport Square) for approximately $14.8 million. In October 2001, the Company sold a 13,000 square foot shopping center in Zanesville, Ohio for approximately $1.2 million. In December 2001, the Company sold a 30,000 square foot shopping center in Gahanna (New Albany), Ohio for approximately $4.2 million and an office building in San Diego, California for approximately $6.8 million. In addition, during the fourth quarter of 2001, the Company received proceeds of approximately $8.2 million relating to land sales. Proceeds from the above sales were used to repay amounts outstanding on the Company’s revolving credit facilities.

      For the year ended December 31, 2001, the Company’s joint ventures sold certain real estate assets and received aggregate proceeds of approximately $11 million of which the Company received approximately $7 million realized through loan repayments from the joint ventures. In June 2001, a former Best Products location was sold in El Paso, Texas for approximately $1.9 million and a land parcel in San Diego was sold for approximately $3.0 million. In August 2001, a former Best Products location was sold in Lawrenceville, New Jersey for approximately $3.8 million. In October 2001, a former Best Products location was sold in Dayton, Ohio for approximately $1.8 million. Proceeds from these sales were used to repay amounts outstanding on the Company’s revolving credit facilities.

Strategic Transactions

      The Company completed its previously announced merger with AIP following AIP shareholders’ approval of the plan of merger on May 14, 2001. AIP’s shareholders also approved the sale of 31 industrial assets to an affiliate of Lend Lease Real Estate Investments, Inc. (“Lend Lease”) for $292.2 million, which closed on May 14, 2001, immediately prior to the merger.

      Under the merger agreement, all common shareholders’ interests, other than DDR’s, were effectively redeemed and each shareholder received a final cash payment equal to $12.89 per share which was funded from proceeds received from the asset sale to Lend Lease. In addition, in January 2001, all AIP shareholders, including DDR, received a special dividend of $1.27 per share associated with the sale of the Manhattan Towers office building in November 2000 for $55.3 million.

      The merger of a subsidiary of DDR (DDR Transitory Sub, Inc.) into AIP provided DDR with complete ownership of AIP’s 39 remaining properties after the sale to Lend Lease. This portfolio was comprised of 31 industrial properties, six office properties, two retail properties and 23.7 acres of undeveloped land. DDR intends to operate the assets as part of its portfolio and at the same time pursue opportunities to sell some or all of the industrial and office assets through an orderly strategic disposition program. From the date of the merger, the AIP assets, liabilities and operating results are consolidated in the Company’s financial statements. Prior to the merger and since 1999, the Company owned a 46% common stock interest which was accounted for under the equity method of accounting. The Company’s effective purchase of the remaining interest in AIP through the redemption of all other shareholders, as previously described, was accounted for as a step acquisition.

Expansions 2001

      For the year ended December 31, 2001, the Company completed the expansion and redevelopment of seven shopping centers at an aggregate cost of $13.7 million. The completed expansions/redevelopments include shopping centers located in Fayetteville, AR; Crystal River, FL; Highland, IN; North Canton, OH; Durham, NC; Wilmington, NC; and North Charleston, SC. The Company is currently expanding/redeveloping five shopping centers located in Denver, CO; Lebanon, OH; North Olmsted, OH; Detroit, MI and St. Louis, MO at an aggregate projected cost of approximately $4.2 million. The Company is also scheduled to commence two additional expansion/redevelopment projects in North Little Rock, AR and Taylorsville, UT.

      For the year ended December 31, 2001, the Company’s joint ventures completed the expansion and redevelopment of three shopping centers at an aggregate cost of $2.3 million. The completed expansions/redevelopments include shopping centers located in Phoenix, AZ; Eagan, MN and Portland, OR. The Company’s joint ventures are currently expanding/redeveloping four shopping centers located in Atlanta, GA; Marietta, GA; Schaumburg, IL and Maple Grove, MN. An additional expansion at the North Canton, Ohio shopping center is also scheduled to commence construction.

Development (Wholly Owned) 2001

      During 2001, the Company substantially completed shopping center developments in Everett, MA and Kildeer, IL. In addition, the Company is developing shopping centers in Riverdale, UT; Long Beach, CA and Coon Rapids, MN.

Development (Joint Ventures) 2001

      The Company has joint venture development agreements for eight shopping center projects. These eight projects have an aggregate projected cost of approximately $350.2 million. Five of the projects were substantially completed in 2001; the three remaining projects are currently scheduled for completion during 2002.

      The Company is currently financing five of these projects through the PREI/ DDR Retail Value Fund. This fund, which is owned 74.25% by PREI, 24.75% by the Company and 1% by Coventry, invests in retail properties within the United States that are in need of substantial retenanting and market repositioning and may also make equity and debt investments in companies owning or managing retail properties, as well as third party development projects that provide significant growth opportunities. These projects are located in Long Beach, CA (CityPlace); Plainville, CT; Deer Park, IL; Round Rock, TX and San Antonio, TX. Construction has been substantially completed and the centers are open for business at the Deer Park, IL; Plainville, CT; Round Rock, TX and San Antonio, TX locations. The remaining three projects are located in Littleton, CO; Coon Rapids, MN and St. Louis, MO.

Retail Environment

      During 2001, certain national and regional retailers experienced financial difficulties and several have filed for protection under bankruptcy laws. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for further information on certain of the recent developments described above.

Competition

      As one of the nation’s largest owners and developers of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. Management is associated with and actively participates in many shopping center and REIT industry organizations.

      Notwithstanding these relationships, there are numerous developers and real estate companies that compete with the Company in seeking properties for acquisition and tenants who will lease space in these properties.

Employees

      As of February 28, 2002, the Company employed 296 full-time individuals, including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

Qualification as a Real Estate Investment Trust

      The Company presently meets the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company generally will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Item 2.     PROPERTIES

      At December 31, 2001, the Portfolio Properties included 193 shopping centers and 37 business centers (56 of which are owned through joint ventures). The shopping centers consist of 181 community shopping centers and 12 enclosed mini-malls. The Portfolio Properties also include approximately 196 undeveloped acres primarily located adjacent to certain of the shopping centers. The shopping centers aggregate approximately 39.8 million square feet of Company-owned GLA (approximately 52.7 million square feet of total GLA) and are located in 39 states, principally in the East and Midwest, with significant concentrations in Ohio, Florida, Missouri, California, Michigan, South Carolina, Utah, Minnesota, North Carolina and Kansas. The business centers aggregate 4.4 million square feet of Company owned GLA and are located in 11 states, primarily in Texas.

      The Company’s shopping centers are designed to attract local area customers and are typically anchored by one or more discount department stores and often include a supermarket, drug store, junior department store and/or other major “category-killer” discount retailers as additional anchors. Most of the shopping centers are anchored by a Wal-Mart, Kmart or Target, and the majority of centers are anchored by two or more national or regional tenants. The tenants of the shopping centers typically offer day-to-day necessities rather than high-priced luxury items. As one of the nation’s largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers, many of which occupy space in the shopping centers.

      Shopping centers make up the largest portion of the Company’s portfolio, comprising 36.8 million (92.5%) square feet of Company-owned GLA and enclosed mini-malls account for 3.0 million (7.5%) square feet of Company-owned GLA. On December 31, 2001, the average annualized base rent per square foot of Company-owned GLA of the Company’s wholly-owned shopping centers was $8.48, and those owned through joint ventures was $12.75. The average annualized base rent per square foot of the Company’s business centers was $8.24.

      The following table sets forth, as of December 31, 2001, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the wholly owned properties and the Company’s proportionate share of joint venture properties:

	% of Shopping Center	% of Company-owned
	Base Rental Revenues	Shopping Center GLA

Wal-Mart	5.0%	8.4%
Kmart	2.7%	6.4%
Bed Bath & Beyond	2.7%	2.1%
Kohl’s Dept. Store	2.5%	2.5%
OfficeMax	2.2%	2.0%
T. J. Maxx/ Marshall’s	1.8%	2.0%
Petsmart	1.7%	1.3%
Lowes Home Centers	1.6%	2.1%
Gap/Old Navy	1.6%	1.0%
Best Buy	1.4%	0.9%
Toys R Us	1.3%	1.4%
Home Depot	1.2%	1.3%
Michaels	1.2%	0.9%
Cinemark Theatre	1.2%	0.8%
Barnes & Noble/ B. Dalton	1.2%	0.7%
Circuit City	1.1%	0.8%

      In addition, as of December 31, 2001, unless otherwise indicated, with respect to the 193 shopping centers:

•	49 of these properties were developed by DDG, 25 were developed by the Company and the balance were acquired by the Company;

•	94 of these properties are anchored by a Wal-Mart, Kmart or Target store;

•	These properties range in size from 4,000 square feet to approximately 800,000 square feet of GLA (with 23 properties exceeding 400,000 square feet of GLA);

•	Approximately 61.8% of the Company-owned GLA of these properties is leased to national chains, including subsidiaries, with approximately 24.8% of the Company-owned GLA leased to regional chains and approximately 8.2% of the Company-owned GLA leased to local tenants;

•	Approximately 94.8% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2001 (and, with respect to the properties owned by the Company at December 31, for each of the five years beginning with 1997, between 94.8% and 96.5% of aggregate Company-owned GLA of these properties was occupied);

•	Five wholly-owned properties are currently being expanded by the Company and four properties by the joint ventures. The Company is pursuing the expansion of additional properties and

•	Three wholly-owned properties are currently being developed by the Company and three properties by the joint ventures.

Tenant Lease Expirations and Renewals

      The following table shows tenant lease expirations for the next ten years at the Company’s shopping centers, including joint ventures, and business centers assuming that none of the tenants exercise any of their renewal options:

					Percentage of	Percentage of
					Total Leased	Total Base
			Annualized	Average Base	Sq. Footage	Rental Revenues
	No. of	Approximate	Base Rent	Rent Per Sq. Foot	Represented	Represented
Expiration	Leases	Lease Area in	Under Expiring	Under Expiring	by Expiring	by Expiring
Year	Expiring	Square Feet	Leases	Leases	Leases	Leases

2002	699	2,794,439	$26,259,954	$9.40	6.4%	6.5%
2003	636	3,195,819	30,098,872	9.42	7.3	7.5
2004	619	3,026,438	30,041,522	9.93	7.0	7.4
2005	473	3,555,865	33,488,142	9.42	8.2	8.3
2006	427	2,648,441	29,724,708	11.22	6.1	7.4
2007	181	1,907,068	20,842,247	10.93	4.4	5.2
2008	116	1,506,011	14,453,273	9.60	3.5	3.6
2009	127	2,215,637	22,398,635	10.11	5.1	5.5
2010	175	2,636,504	29,248,159	11.09	6.1	7.2
2011	176	3,671,591	39,671,550	10.81	8.4	9.8

TOTAL	3,629	27,157,813	$276,227,062	$10.17	62.4%	68.4%

      The rental payments under several of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any new tenants will be obtained if not renewed.

      The Company’s 196 undeveloped acres primarily consist of outlots, retail pads and expansion pads which are primarily located adjacent to certain of the shopping centers. The Company is pursuing an active marketing program to lease, develop or sell its undeveloped acres.

Developers Diversified Realty Corporation

Shopping Center Property List December 31, 2001

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

	Alabama
1	Birmingham, AL (Brookhighland)	Brook Highland Plaza 5291 Hwy 280 South	35242	SC	Fee		1994	1994
2	Birmingham, AL (Eastwood)	Eastwood Festival Center 7001 Crestwood Blvd	35210	SC	Fee		1989	1995
3	Huntsville, AL	Enterprise Plaza 6140-A University Dr.	35806	SC	Fee		1995	1995
	Arizona
4	Ahwatukee, AZ	Foothills Towne Ctr (II) 4711 East Ray Road	85044	SC	Fee	(3)	1996	1997
5	Phoenix, AZ (Deer Valley)	Deer Valley Towne Center 2805 West Agua Fria Freeway	85027	SC	Fee	(3)	1996	1999
6	Phoenix, AZ (Peoria)	Arrowhead Crossing 7553 West Bell Road	85382	SC	Fee	(3)	1995	1996
	Arkansas
7	Fayetteville, AR	Spring Creek Centre 464 E. Joyce Boulevard	72703	SC	Fee		1997	1997
8	N. Little Rock, AR	McCain Plaza 4124 East McCain Boulevard	72117	SC	Fee		1991	1994
9	Russellville, AR	Valley Park Centre 3093 East Main Street	72801	SC	Fee		1992	1994
	California
10	Cameron Park, CA	Cameron Park 4082-4092 Cameron Park Drive	95682	SC	Fee	(3)	1999	2001

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

1	100.00%	509,891	$4,179,999	$8.33	98.5%	Winn Dixie Stores (2014), Rhodes / Marks Fitzgerald (2004), Goody’s (2004), Wal-Mart Stores (2014), Regal Cinemas, Inc. (2014), Stein Mart (2011), OfficeMax (2011), Michael’s (2009)
2	100.00%	301,074	$1,952,376	$8.22	78.9%	Office Depot (2004), Burlington Coat Factory (2003), Regal Cinemas, Inc. (2006)
3	100.00%	41,000	$485,050	$11.83	100.0%	Wal-Mart (not owned)
4	50.00%	647,916	$8,593,634	$14.39	92.1%	Bassett Furniture (2010), Stein Mart (2011), AMC Theatre (2021), Barnes & Noble (2012), Babies ’R Us (2007), Ross Stores, Inc. (2007), OfficeMax (2012), Joann, Etc. (2010), Best Buy (2014), Ashley Homestores (2011)
5	50.00%	203,509	$2,767,180	$14.05	96.8%	Ross Stores (2009), Office Max (2013), Petsmart (2014), Michaels (2009), Target (not owned)
6	50.00%	346,430	$3,828,538	$11.62	95.1%	Staples (2009), Comp USA (2013), Mac Frugal’s (2010), Barnes & Noble (2011), T.J. Maxx (2005), Circuit City (2016), Oshman’s Sporting Goods, Inc. (2017), Bassett Furniture (2009), Linens ’N Things (2011), Fry’s (not owned)
7	100.00%	262,862	$2,860,275	$11.06	98.4%	T.J. Maxx (2005), Best Buy (2017), Goody’s (2013), Old Navy (2005), Bed, Bath & Beyond (2009)
8	100.00%	207,878	$1,215,733	$6.49	90.1%	T.J. Maxx (2007), Cinemark Theatre-Tandy 10 (2011), Burlington Coat Factory Whse (2014)
9	100.00%	272,245	$1,729,930	$6.41	99.1%	Wal-Mart Stores (2011), Stage (2005), J.C. Penney (2012)
10	20.00%	103,429	$1,278,135	$14.24	86.8%	Safeway (2020)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2001

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

11	City of Industry, CA	Plaza At Puente Hills 17647-18271 Gale Avenue	91748	SC	Fee	(3)	1987	2001
12	Fullerton, CA	La Mancha North Harbor Blvd.	92632	SC	Fee	(3)	1973	2001
13	Lancaster, CA	Valley Central — Discount 44707-44765 Valley Central Way	93536	SC	Fee	(3)	1990	2001
14	Mission Viejo, CA	Olympiad Plaza 23002-23072 Alicia Parkway	92691	SC	Fee	(3)	1989	2001
15	Oceanside, CA	Ocean Place Cinemas 401-409 Mission Avenue	92054	SC	Fee		2000	1	*
16	Pleasant Hill, CA	Downtown Pleasant Hill	94523	SC	Fee	(3)	1999	2001
17	Richmond, CA	Richmond City Center MacDonald Avenue	94801	SC	Fee	(3)	1993	2001
18	San Diego, CA	Carmel Mountain Plaza 11610 Carmel Mountain Road	92128	SC	Fee	(3)	1993	1995
19	San Ysidro, CA	San Diego Factory Outlet	92173	SC	Fee	(3)	1988	2000
	Colorado
20	Alamosa, CO	Alamosa Plaza 145 Craft Drive	81101	SC	Fee		1986	2	*
21	Denver, CO	7777 E. Hampden	80231	SC	Fee		1976	2001
22	Denver, CO (Broadway Market)	Broadway Market Place 505 South Broadway	80223	SC	Fee	(3)	1993	1995

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

11	20.00%	518,938	$6,206,552	$13.63	87.8%	Miller’s Outpost/Hub Dist (2008), Office Depot, Inc. (2012), Ikea (2007), Circuit City (2009), Wal-Mart (not owned)
12	20.00%	109,358	$659,407	$7.71	78.2%	Ralphs Grocery Store (2020)

13	20.00%	459,529	$4,331,625	$9.68	97.4%	Wal-Mart (2010), Movies 12/ Cinemark (2017), Home Base (2008), Michael’s (2004), Marshalls (2007), Circuit City (2011), Staples (2003)
14	20.00%	45,600	$1,075,004	$29.21	80.7%

15	100.00%	74,132	$1,089,414	$16.16	91.0%	Regal Cinemas (2014)

16	20.00%	340,566	$5,295,366	$16.96	91.7%	Albertson’s (2020), Borders Book & Music (2015), Bed, Bath & Beyond (2010), Ross Stores, Inc (2010), Century Theaters (2016), Michael’s (2010)
17	20.00%	76,692	$1,109,324	$14.46	100.0%	Walgreens (2033), Food 4 Less/ Foods Co (2013)
18	20.00%	440,228	$6,528,773	$15.14	98.0%	Pacific Theatres (2013), Sportsmart (2008), Circuit City (2009), Marshalls (2009), Ross Dress for Less (2004), Michael’s (2004), Kmart (2018), Barnes & Noble (2003)
19	20.00%	258,003	$2,989,271	$12.61	91.9%	Mikasa Inc. (2003), Nike (2004), Calvin Klein (2008), Guess (2001), Mikasa Storage (2003), Kmart (2006)
20	100.00%	19,875	$161,274	$8.87	91.4%	City Market (not owned), Wal-Mart (not owned)
21	100.00%	165,767	$1,379,136	$13.52	61.5%	The Gap, Inc. (2003)
22	20.00%	387,536	$3,883,412	$10.06	99.6%	Albertson’s (2019), OfficeMax (2010), Kmart (2019), Pep Boys (2014), Wal-Mart/ Sam’s (2018)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2001

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

23	Denver, CO (Centennial)	Centennial Promenade 9555 E. County Line Road	80223	SC	Fee		1997	1997
24	Trinidad, CO	Trinidad Plaza Hwy 239 @ 125 Frontage Road	81082	SC	Fee		1986	2	*
	Connecticut
25	Plainville, CT	Connecticut Commons I-84 & RTE 9	06062	SC	Fee	(3)	1999	1999
26	Waterbury, CT	Kmart Plaza 899 Wolcott Street	06705	SC	GL		1973	2	*
	Florida
27	Bayonet Point, FL	Point Plaza US 19 & SR 52	34667	SC	Fee		1985	2	*
28	Brandon, FL	Kmart Shopping Center 1602 Brandon Bl	33511	SC	GL		1972	2	*
29	Cape Coral, FL	Del Prado Mall 1420 Delprado Blvd.	33904	SC	Fee		1985	2	*
30	Crystal River, FL	Crystal River Plaza 420 Sun Coast Hwy	33523	SC	Fee		1986	2	*
31	Daytona Beach, FL	Volusia 1808 W. International Speedway	32114	SC	Fee		1984	2001
32	Fern Park, FL	Fern Park Shopping Center 6735 US #17-92 South	32720	SC	Fee		1970	2	*
33	Jacksonville, FL	Jacksonville Regional 3000 Dunn Avenue	32218	SC	Fee		1988	1995
34	Marianna, FL	The Crossroads 2814-2822 Highway 71	32446	SC	Fee		1990	2	*
35	Melbourne, FL	Melbourne Shopping Center 750-850 Apollo Boulevard	32935	SC	GL		1978	2	*
36	Naples, FL	Carillon Place 5010 Airport Road North	33942	SC	Fee	(3)	1994	1995
37	Ocala, FL	Kmart Plaza 3711 Silver Springs, NE	32671	SC	Fee		1974	2	*

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

23	100.00%	418,637	$5,380,431	$14.80	86.8%	Golfsmith Golf Center (2007), Soundtrack (2017), Ross Dress for Less (2008), OfficeMax (2013), Michael’s (2007), Toys R Us (2011), Borders (2017), American Furniture Superstore (not owned), R.E.I. (not owned)
24	100.00%	63,836	$131,925	$5.30	39.0%	Big “K” (not owned)
25	24.75%	455,443	$4,994,536	$10.97	100.0%	Lowe’s of Plainville (2019), Kohl’s (2022), Kmart Corporation (2019), A.C. Moore (2014), Old Navy (2010), Levitz Furniture (2015), Linens ’N Things (2017), Loew’s Theatre (not owned)
26	100.00%	124,310	$417,500	$3.36	100.0%	Kmart (2003), Jo-Ann Stores (2010)
27	100.00%	203,580	$1,062,265	$5.76	90.6%	Publix Super Markets (2005), Beall’s (2002), T.J. Maxx (2010)
28	100.00%	161,900	$537,837	$3.32	100.0%	Kmart (2002), Scotty’s (not owned)
29	100.00%	74,202	$561,300	$7.56	100.0%	OfficeMax (2012), T.J. Maxx (2007)
30	100.00%	147,005	$605,348	$4.44	92.8%	Beall’s (2012), Beall’s Outlet (2006), Scotty’s (2008)
31	100.00%	75,386	$876,415	$12.01	95.2%	TJMF, Inc. (2004), Marshalls of MA, Inc. (2005)
32	100.00%	16,000	$98,726	$7.71	80.0%
33	100.00%	219,073	$1,402,326	$6.53	98.1%	J.C. Penney (2007), Winn Dixie Stores (2009)
34	100.00%	63,894	$437,786	$7.39	92.7%	Beall’s (2005), Wal-Mart (not owned)
35	100.00%	121,913	$143,135	$5.22	19.2%
36	20.00%	267,838	$3,015,340	$11.26	100.0%	Winn Dixie (2014), T.J. Maxx (2009), Service Merchandise (2015), Ross Dress for Less (2005), Circuit City (2015), OfficeMax (2010)
37	100.00%	19,280	$26,200	$7.28	18.7%	K-Mart (not owned)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2001

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

38	Orlando, FL (Westside)	Westside Crossing 5028-5290 West Colonial Drive	32808	SC	Fee		1989	2	*
39	Ormond Beach, FL	Ormond Towne Square 1458 West Granada Blvd	32174	SC	Fee		1993	1994
40	Oviedo, FL	Oviedo Park Crossing RTE 417 & Red Bug Lake Road	32765	SC	Fee		1999	1	*
41	Palm Harbor, FL	The Shoppes of Boot Ranch 300 East Lake Road	34685	SC	Fee		1990	1995
42	Pensacola, FL	Palafox Square 8934 Pensacola Blvd	32534	SC	Fee		1998	1	*
43	Spring Hill, FL	Mariner Square 13050 Cortez Blvd.	34613	SC	Fee		1988	2	*
44	Tampa, FL (Dale)	North Pointe Plaza 15001-15233 North Dale Mabry	33618	SC	Fee		1990	2	*
45	Tampa, FL (Waters)	Town N’ Country 7021-7091 West Waters Avenue	33634	SC	Fee		1990	2	*
46	Tarpon Springs, FL	Tarpon Square 41232 U.S. 19, North	34689	SC	Fee		1974	2	*
47	West Pasco, FL	Pasco Square 7201 County Road 54	34653	SC	Fee		1986	2	*
	Georgia
48	Atlanta, GA (Duluth)	Pleasant Hill Plaza 1630 Pleasant Hill Road	30136	SC	Fee		1990	1994
49	Atlanta, GA (Perimeter)	Perimeter Pointe 1155 Mt. Vernon Highway	30136	SC	Fee	(3)	1995	1995
50	Marietta, GA	Town Center Prado 2609 Bells Ferry Road	30066	SC	Fee	(3)	1995	1995
	Idaho
51	Idaho Falls, ID	Country Club Mall 1515 Northgate Mile	83401	SC	Fee		1976	1998
52	Meridian, ID	Family Center at Meridian Eagle and Fairview Road	83642	SC	Fee		1999	1	*

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

38	100.00%	177,037	$856,313	$8.39	57.7%	Wal-Mart (not owned)

39	100.00%	234,045	$1,873,628	$8.13	99.1%	Kmart (2018), Beall’s (2004), Publix Super Markets (2013)
40	100.00%	186,212	$1,903,652	$10.22	98.9%	OfficeMax (2014), Ross Dress for Less (2010), Michael’s (2009), T.J. Maxx (2010), Linens ’N Things (2011), Lowe’s (not owned)
41	100.00%	52,395	$852,916	$16.28	97.3%	Albertson’s (not owned), Target (not owned)
42	100.00%	17,150	$212,615	$12.40	100.0%	Wal-Mart (not owned)

43	100.00%	192,073	$1,334,440	$7.33	94.8%	Beall’s (2006), Publix Super Markets (2008), Wal-Mart (not owned)
44	100.00%	104,473	$1,157,226	$11.44	96.8%	Publix Super Markets (2010), Wal-Mart (not owned)
45	100.00%	134,366	$1,021,902	$8.28	91.8%	Beall’s (2005), Kash ’N Karry-2 Store (2010), Wal-Mart (not owned)
46	100.00%	198,797	$1,221,441	$6.18	99.4%	Kmart (2009), Big Lots (2007), Staples Superstore (2013), Beall’s Outlet (2003)
47	100.00%	135,421	$1,030,191	$7.90	96.3%	Beall’s (2002), Publix Super Markets (2006), Plymouth Blimpies Inc. (2006)
48	100.00%	99,025	$1,406,985	$14.21	100.0%	Office Depot (2005), Wal-Mart (not owned)
49	20.00%	343,115	$4,167,859	$14.54	83.5%	Stein Mart (2010), Babies R US, (2007), L.A. Fitness Sports Clubs (2016), Office Depot (2012), St. Joseph’s Hospital/Atlanta (2006), United Artists Theatre (2015), Michael’s (2010)
50	20.00%	318,038	$2,860,897	$11.92	75.5%	Stein Mart (2007), Publix (2015), Barnes & Noble (2011)
51	100.00%	148,593	$727,850	$5.76	85.0%	OfficeMax (2011), Alamo Group (2006), Fred Meyer (not owned)
52	100.00%	321,613	$3,113,786	$10.08	96.0%	Bed Bath & Beyond (2011), Old Navy (2005), Shopko Stores, Inc. (2020), Office Depot (2010), Ross Dress for Less (2012), Sportsman’s Warehouse (2015), Wal-Mart Supercenter (not owned)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2001

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

	Illinois
53	Deer Park, IL	Deer Park, IL 20503 North Rand Road	60074	SC	Fee	(3)	2000	2000
54	Harrisburg, IL	Arrowhead Point 701 North Commercial	62946	SC	Fee		1991	1994
55	Kildeer, IL	The Shops at Kildeer 20505 North Highway 12	60047	SC	Fee		2001	2001
56	Mount Vernon, IL	Times Square Mall 42nd and Broadway	62864	MM	Fee		1974	2	*
57	Schaumburg, IL	Woodfield Village Green 1430 East Golf Road	60173	SC	Fee	(3)	1993	1995
	Indiana
58	Bedford, IN	Town Fair Center 1320 James Avenue	47421	SC	Fee		1993	2	*
59	Connersville, IN	Whitewater Trade Center 2100 Park Road	47331	SC	Fee		1991	2	*
60	Highland, IN	Highland Grove Shopping Center Highway 41 & Main Street	46322	SC	Fee		1995	1996
	Iowa
61	Cedar Rapids, IA	Northland Square 303-367 Collins Road, NE	52404	SC	Fee		1984	1998
62	Ottumwa, IA	Quincy Place Mall 1110 Quincy Avenue	52501	MM	Fee		1990	2	*
	Kansas
63	Leawood, KS	Town Center Plaza 5100 W 119th Street	66209	SC	Fee	(3)	1990	1998
64	Merriam, KS	Merriam Town Center 5700 Antioch Road	66202	SC	Fee	(3)	1998	1	*
65	Olathe, KS (Devonshire Village)	RVM Devonshire LLC 127th Street & Mur-Len Road	66062	SC	Fee	(3)	1987	1998

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

53	24.75%	253,922	$6,421,385	$26.54	95.3%	Gap (2010)
54	100.00%	168,424	$875,373	$5.45	95.4%	Wal-Mart Stores (2011), Mad-Pricer Store/ Roundy’s (2011)
55	100.00%	142,680	$2,350,973	$17.14	96.1%
56	100.00%	268,263	$932,100	$3.75	92.7%	Sears (2013), Country Fair Market Fresh (2004), J.C. Penney (2002)
57	20.00%	501,092	$7,356,861	$14.83	99.0%	Circuit City (2009), Off 5th (2006), Service Merchandise (2014), OfficeMax (2010), Container Store (2011), Sports Authority Store (2013), Marshalls (2009), Nordstrom Rack (2009), Borders Books (2009), Expo Design Center (2019), Costco (not owned), Prairie Rock (not owned)
58	100.00%	223,431	$1,340,969	$6.00	100.0%	Kmart (2008), Goody’s (2003), J.C. Penney (2008), Buehler’s Buy Low (2010)
59	100.00%	133,191	$771,945	$5.80	100.0%	Cox New Market (2011), Wal-Mart Stores (2011)
60	100.00%	295,516	$3,051,950	$10.99	94.0%	Marshall’s (2011), Kohl’s (2016), Circuit City (2016), OfficeMax (2012), Target (not owned)
61	100.00%	187,068	$1,760,537	$9.41	100.0%	TJ Maxx (2004), OfficeMax (2010), Barnes & Noble (2010), Kohl’s (2021)
62	100.00%	194,703	$1,383,844	$7.52	92.9%	Herberger’s (2005), J.C. Penney (2005), OfficeMax (2015), Target (not owned), Wal-Mart (not owned)
63	50.00%	415,347	$7,365,481	$20.30	87.4%	Barnes & Noble (2011), Jacobson (2021)
64	50.00%	344,009	$3,926,192	$11.41	100.0%	OfficeMax (2013), Petsmart (2019), Hen House (2018), Marshalls (2008), Dick’s Sporting Goods (2016), Cinemark/Tinseltown (2018)
65	23.75%	48,900	$357,435	$7.76	94.2%

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2001

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

66	Overland Park, KS (Cherokee)	RVM Cherokee LLC 8800-8934 W 95th Street	66212	SC	Fee	(3)	1987	1998
67	Shawnee, KS (Ten Quivira)	RVM Ten Quivira LLC 63rd Street & Quivira Road	66216	SC	Fee	(3)	1992	1998
68	Shawnee, KS (Ten Quivira Parce)	RVM TQ Pad LLC 63rd St. & Quivira Road	66216	SC	Fee	(3)	1972	1998
	Kentucky
69	Hazard, KY	Grand Vue Plaza Kentucky Highway 80	41701	SC	Fee		1978	2	*
	Maine
70	Brunswick, ME	Cook’s Corners 172 Bath Road	42071	SC	GL		1965	1997
	Maryland
71	Hagerstown, MD	The Centre at Hagerstown I-81 and Route 40	21740	SC	Fee	(3)	2000	2000
72	Salisbury, MD	The Commons E. North Point Drive	21801	SC	Fee		1999	1	*
73	Salisbury, MD	The Commons (Phase III) North Pointe Drive	21801	SC	Fee	(3)	2000	1	*
	Massachusetts
74	Everett, MA	1 Mystic View Road	02149	SC	Fee		2001	1	*
75	Framingham, MA	Shopper’s World 1 Worcester Road	01701	SC	Fee	(3)	1994	1995
	Michigan
76	Bad Axe, MI	Huron Crest Plaza 850 North Van Dyke Road	48413	SC	Fee		1991	2	*

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

66	23.75%	55,346	$257,546	$8.52	54.6%	Aldi, Inc (2003)

67	23.75%	151,570	$902,121	$6.64	89.7%	Price Chopper Foods (2000)

68	23.75%	12,000	$183,790	$15.32	100.0%

69	100.00%	111,492	$315,756	$4.05	68.4%	Kmart (2003)

70	100.00%	314,620	$2,181,628	$8.28	83.8%	Hoyts Cinemas Brunswick (2010), Brunswick Bookland (2004), TJ Maxx (2004), Sears (2012)
71	24.75%	285,655	$3,413,791	$11.95	100.0%	Borders Books & Music (2020), Marshalls (2010), A.C. Moore (2015), Office Max (2015), Bed Bath and Beyond (2011), Circuit City (2021), Dicks Sporting Goods (2015), Wal-Mart Supercenter (not owned)
72	100.00%	91,715	$1,119,722	$12.21	100.0%	Office Max (2013), Michael’s (2009), Target (not owned)
73	50.00%	27,500	$346,500	$12.60	100.0%

74	100%	191,847	$2,894,712	$15.09	100.0%	Bed Bath and Beyond (2011), Old Navy (2011), Office Max (2020), Home Depot (not owned), Target (not owned)
75	20.00%	768,555	$12,418,493	$16.16	100.0%	Toys R Us (2020), Jordon Marsh/ Federated (2020), TJ Maxx (2010), Sears Homelife (2004), DSW Shoe Warehouse (2007), A.C. Moore (2007), Marshalls (2011), Bobs (2011), Linens ’N Things (2011), Sports Authority (2015), OfficeMax (2011), Best Buy (2014), Barnes & Noble (2011), Bradlee’s (2005), General Cinema (2014), Mikasa, Inc. (2006)
76	100.00%	63,415	$474,308	$8.44	88.6%	Great A & P Tea (2012), Wal-Mart (not owned)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2001

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

77	Cheboygan, MI	Kmart Shopping Plaza 1109 East State	49721	SC	Fee		1988	2	*
78	Detroit, MI	Belair Center 8400 E. Eight Mile Road	48234	SC	GL		1989	1998
79	Gaylord, MI	Pine Ridge Square 1401 West Main Street	49735	SC	Fee		1991	2	*
80	Houghton, MI	Copper Country Mall Highway M26	49931	MM	Fee		1981	2	*
81	Howell, MI	Grand River Plaza 3599 East Grand River	48843	SC	Fee		1991	2	*
82	Mt. Pleasant, MI	Indian Hills Plaza 4208 E Blue Grass Road	48858	SC	Fee		1990	2	*
83	Sault St. Marie, MI	Cascade Crossings 4516 I-75 Business Spur	49783	SC	Fee		1993	1994
84	Walker, MI	Green Ridge Square 3390-B Alpine Ave NW	49504	SC	Fee		1989	1995
	Minnesota
85	Bemidji, MN	Paul Bunyan Mall 1201 Paul Bunyan Drive	56601	MM	Fee		1977	2	*
86	Brainerd, MN	Westgate Mall 1200 Highway 210 West	56401	MM	Fee		1985	2	*
87	Coon Rapids, MN	Riverdale Village 12921 Riverdale Drive	55433	SC	Fee	(3)	1999	1	*
88	Eagan, MN	Eagan Promenade 1299 Promenade Place	55122	SC	Fee	(3)	1997	1997
89	Hutchinson, MN	Hutchinson Mall 1060 SR 15	55350	MM	Fee		1981	2	*
90	Minneapolis, MN (Maple Grove)	Maple Grove Crossing Weaver Lake Road & I-94	55369	SC	Fee	(3)	1995	1996
91	St. Paul, MN	Midway Marketplace 1450 University Avenue West	55104	SC	Fee		1995	1997

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

77	100.00%	95,094	$418,818	$4.40	100.0%	Carter’s Food Center (2004), Kmart (2005)
78	100.00%	335,252	$2,275,114	$8.56	79.2%	Builders Square (2014), Phoenix Theaters (2011), Kids ’R’ Us, Inc. (2013), Toys ’R’ Us, Inc. (2021), Target (not owned), Bally Total Fitness (2016)
79	100.00%	190,482	$1,040,356	$5.46	100.0%	Wal-Mart Stores (2010), Buy Low/ Roundy’s (2011)
80	100.00%	257,863	$1,188,718	$4.97	92.8%	Kmart (2005), J.C. Penney (2005), OfficeMax (2014)
81	100.00%	217,847	$1,280,346	$5.95	98.7%	Wal-Mart Stores (2011), Kroger (2012)
82	100.00%	248,963	$1,416,096	$6.13	92.8%	Wal-Mart Stores (2009), Big Lots (2003), Kroger (2011)
83	100.00%	270,761	$1,792,926	$6.62	100.0%	Wal-Mart Stores (2012), J.C. Penney (2008), OfficeMax (2013), Glen’s Market (2013)
84	100.00%	133,981	$1,448,565	$11.07	97.7%	T.J. Maxx (2005), Office Depot (2005), Circuit City (not owned), Media Play (not owned), Target (not owned), Toys ’R’ Us (not owned)
85	100.00%	297,586	$1,406,849	$5.07	93.2%	Kmart (2002), Herberger’s (2005), J.C. Penney (2003)
86	100.00%	260,319	$1,947,093	$7.48	100.0%	Kmart (2004), Herberger’s (2013), Movies 10 Westgate Mall (2011)
87	25.00%	181,066	$1,573,904	$8.69	100.0%	Kohl’s (2020), Jo-Ann Stores (2010), Linens ’N Things (2016), Costco (not owned), Sears (not owned)
88	50.00%	293,007	$3,102,422	$11.51	92.0%	Byerly’s (2016), Barnes & Noble (2012), OfficeMax (2013), TJ Maxx (2007), Bed Bath & Beyond (2012), Michael’s (2008), Ethan Allen (not owned)
89	100.00%	121,001	$815,165	$7.04	95.7%	J.C. Penney (2006), K-Mart (not owned)
90	50.00%	250,436	$2,482,425	$9.91	100.0%	Kohl’s (2016), Barnes & Noble (2011), Gander Mountain (2011), Bed, Bath and Beyond (2012)
91	100.00%	324,354	$2,603,543	$8.03	100.0%	Kmart (2022), Cub Foods (2015), Petsmart (2011), Mervyn’s (2016), Borders Books & Music (2025)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2001

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

92	Worthington, MN	Northland Mall 1635 Oxford Street	56187	MM	Fee		1977	2	*
	Mississippi
93	Starkville, MS	Starkville Crossing 882 Highway 12 West	39759	SC	Fee		1990	1994
94	Tupelo, MS	Big Oaks Crossing 3850 N Gloster St	38801	SC	Fee		1992	1994
	Missouri
95	Fenton, MO	Fenton Plaza Gravois & Highway 141	63206	SC	Fee		1970	2	*
96	Independence, MO	Independence Commons 900 East 39th Street	64057	SC	Fee	(3)	1995	1995
97	Kansas City, MO (Brywood Cent.)	RVM Brywood LLC 8600 E. 63rd Street	64133	SC	Fee	(3)	1972	1998
98	Kansas City, MO (Willow Creek)	RVM Willow Creek LLC 101st Terrace & Wornall Road	64114	SC	Fee	(3)	1973	1998
99	Springfield, MO (Morris Corner)	Morris Corners 1425 East Battlefield	65804	SC	GL		1989	1998
100	St. Louis, MO (Sunset)	Plaza at Sunset Hill 10980 Sunset Plaza	63128	SC	Fee		1997	1998
101	St. Louis, MO (Clocktower)	Clocktower Place 11298 W. Florissant Ave.	63033	SC	Fee	(3)	1998	1998
102	St. Louis, MO (Keller Plaza)	Keller Plaza 4500 Lemay Ferry Road	63129	SC	Fee		1987	1998
103	St. Louis, MO (American Plaza)	American Plaza 3144 South Kings Highway	63139	SC	Fee		1998	1998
104	St. Louis, MO (Brentwood Promenade)	Promenade at Brentwood 1 Brentwood Promenade Court	63144	SC	Fee		1998	1998
105	St. Louis, MO (Gravois Village)	Gravois Village 4523 Gravois Village Plaza	63049	SC	Fee		1983	1998
106	St. Louis, MO (Home Quarters)	Home Quarters 6303 S. Linbergh Blvd	63123	SC	Fee		1992	1998
107	St. Louis, MO (Olympic Oaks Vil.)	Olympic Oaks Village 12109 Manchester Road	63121	SC	Fee		1985	1998

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

92	100.00%	185,658	$762,874	$5.74	71.6%	J.C. Penney (2007), Hy Vee Food Stores-3 (2011)
93	100.00%	234,652	$1,207,221	$5.29	97.3%	Wal-Mart Stores (2015), J.C. Penney (2010), Kroger (2012)
94	100.00%	348,236	$1,946,268	$5.59	100.0%	Sam’s Wholesale Club (2012), Goody’s (2002), Wal-Mart Stores (2012)
95	100.00%	93,548	$798,282	$9.73	87.7%
96	20.00%	382,830	$4,383,244	$11.49	99.7%	Kohl’s Department (2016), Bed, Bath & Beyond (2012), Marshalls (2012), Rhodes Furniture, Inc. (2016), Barnes & Noble (2011), AMC Theatre (2015)
97	23.75%	208,234	$927,592	$5.07	87.8%	Big Lots (2004), Price Chopper (2004)
98	23.75%	15,205	$252,725	$16.62	100.0%
99	100.00%	56,033	$289,062	$6.28	82.1%	Toys R Us (2013)
100	100.00%	420,867	$4,523,714	$10.80	99.6%	Bed Bath and Beyond (2012), Marshalls of Sunset Hills (2012), Home Depot (2023), Petsmart (2012), Borders (2011), Toys R Us (2013), Comp USA Computer Super (2013)
101	50.00%	211,045	$2,123,608	$10.14	99.2%	TJ Maxx (2002), Office Depot (2008), Dierberg’s Marketplace, Inc. (2007)
102	100.00%	52,842	$169,023	$7.40	43.2%	Sam’s (not owned)
103	100.00%	0	$0	$0.00	0.0%
104	100.00%	299,584	$3,914,797	$13.07	100.0%	Target (2023), Bed Bath & Beyond (2004), Petsmart (2014), Sports Authority (2013)
105	100.00%	110,992	$626,250	$5.75	98.1%	Kmart (2008)
106	100.00%	118,611	$0	$0.00	0.0%
107	100.00%	92,372	$1,188,932	$13.07	98.5%	TJ Maxx (2006), Michael’s (2005)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2001

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

	Nevada
108	Las Vegas, NV (Decatur)	Family Center @ Las Vegas 14833 West Charleston Blvd	89102	SC	Fee		1973	1998
109	Reno, NV	East First Street and Sierra	89505	SC	Fee		2000	2000
	New Hampshire
110	Salem, NH	Salem, NH Shopping Center 14 Kelly Road	03079	SC	Fee	(3)	1999	1999
	New Jersey
111	Eatontown, NJ	90 Highway 36	07724	SC	Fee	(3)	1981	1999
112	Princeton, NJ	Nassau Park Shopping Center Route 1 & Quaker Bridge Road	42071	SC	Fee		1995	1997
113	Princeton, NJ (Pavilion)	Nassau Park Pavilion Route 1 and Quaker Bridge Road	42071	SC	Fee		1999	1	*
	New Mexico
114	Los Alamos, NM	Mari Mac Village 800 Trinity Drive	87533	SC	Fee		1978	2	*
	North Carolina
115	Durham, NC	Oxford Commons 3500 Oxford Road	27702	SC	Fee		1990	2	*
116	Durham, NC (New Hope Commons)	New Hope Commons 5428-B New Hope Commons	27707	SC	Fee	(3)	1995	1995
117	Jacksonville, NC	Western Plaza US Hwy 17 & Western Avenue	28540	SC	Fee		1989	2	*
118	New Bern, NC	Rivertowne Square 3003 Claredon Blvd	28561	SC	Fee		1989	2	*
119	Washington, NC	Pamlico Plaza 536 Pamlico Plaza	27889	SC	Fee		1990	2	*
120	Waynesville, NC	Lakeside Plaza 201 Paragon Parkway	28721	SC	Fee		1990	2	*

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

108	100.00%	49,555	$548,032	$11.06	100.0%	Albertson’s (not owned)

109	100.00%	52,589	$30,684	$0.59	99.5%	Century Theatre, Inc. (2014)
110	24.75%	170,270	$2,741,370	$16.10	100.0%	Comp USA (2014), Linens ’N Things (2015), MVP Sports (2019), Michael’s (2009), Best Buy (2020)
111	83.75%	68,196	$1,332,111	$19.53	100.0%	Bed Bath & Beyond (2015), Circuit City Super (2020)
112	100.00%	211,824	$3,402,158	$17.98	89.3%	Borders (2011), Best Buy (2012), Linens ’N Things (2011), Petsmart (2011), Home Depot (not owned), Sam’s (not owned), Target (not owned), Wal-Mart (not owned)
113	100.00%	188,022	$2,643,223	$14.55	96.6%	Dick’s Sporting Good (2015), Michael’s (2009), Kohl’s Department Store (2019), Wegman’s Market (not owned)
114	100.00%	97,970	$612,892	$6.59	94.9%	Furr’s Supermarkets (2002), Furr’s Pharmacy (2003), Beall’s (2009)
115	100.00%	205,699	$1,366,566	$6.83	97.3%	Food Lion (2010), Wal-Mart (not owned)
116	20.00%	408,292	$4,713,802	$11.61	99.4%	Wal-Mart (2015), Marshalls Store (2011), Linens ’N Things (2011), Best Buy (2011), OfficeMax (2010), Barnes Noble Store (2011), Michael’s (2005), Dick’s (not owned)
117	100.00%	62,996	$592,820	$9.41	100.0%	OfficeMax (2014), Wal-Mart (not owned)
118	100.00%	68,130	$546,785	$8.18	98.2%	Goody’s (2007), Wal-Mart (not owned)
119	100.00%	93,527	$457,623	$5.04	97.0%	Wal-Mart Stores (2009)

120	100.00%	181,894	$1,116,300	$6.19	99.1%	Wal-Mart Store (2011), Food Lion (2011)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2001

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

121	Wilmington, NC	University Centre S. College Rd & New Centre Dr.	28403	SC	Fee		1989	2	*
	North Dakota
122	Dickinson, ND	Prairie Hills Mall 1681 Third Avenue	58601	MM	Fee		1978	2	*
123	Grand Forks, ND	2500 S Columbia Road	58201	SC	Fee	(3)	1978	1999
	Ohio
124	Ashland, OH	Kmart Plaza US Route 42	44805	SC	Fee		1977	2	*
125	Aurora, OH	Barrington Town Square 70-130 Barrington Town Square	44202	SC	Fee		1996	1	*
126	Bellefontaine, OH	South Main Street Plaza 2250 South Main Street	43311	SC	Fee		1995	1998
127	Boardman, OH	Southland Crossing I-680 & US Route 224	44514	SC	Fee		1997	1	*
128	Canton, OH	Belden Parke Crossings Dressler Rd	44720	SC	Fee	(3)	1995	1	*
129	Canton, OH (Phase II)	Belden Park Crossings (II) Dressler Road	44720	SC	Fee		1997	1	*
130	Chillicothe, OH	Lowe’s Shopping Center 867 N Bridge Street	45601	SC	GL		1974	2	*
131	Cincinnati, OH	Glenway Crossing 5100 Glencrossing Way	45238	SC	Fee		1990	2	*
132	Cleveland, OH (West 65th)	Kmart Plaza — West 65th 3250 West 65th Street	44102	SC	Fee		1977	2	*
133	Columbus, OH (Dublin Village)	Dublin Village Center 6561-6815 Dublin Center Drive	43017	SC	Fee	(3)	1987	1998

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

121	100.00%	410,417	$3,426,742	$8.79	95.0%	Barnes & Noble (2007), Lowe’s Home Center (2014), Ross Dress for Less (2012), Goody’s (2005), Hamrick’s (2002), Sam’s (not owned), Wal-Mart (not owned)
122	100.00%	267,506	$1,165,168	$4.53	96.1%	Kmart (2003), Herberger’s (2005), J. Penney (2003)
123	83.75%	31,812	$159,060	$5.00	100.0%	Office Depot (2010)
124	100.00%	110,656	$238,773	$2.16	100.0%	Kmart (2002), Quality Stores (2005)
125	100.00%	65,373	$698,303	$12.77	83.7%	Heinen’s (not owned)

126	100.00%	52,399	$432,292	$8.25	100.0%	Goody’s Store (2010), Staples (2010)
127	100.00%	506,254	$4,107,188	$8.19	99.1%	Lowe’s Companies (2016), Babies ’R’ Us (2009), Staples Store (2012), Dick’s Clothing & Sporting (2012), Wal-Mart Stores (2017), Petsmart (2013), Giant Eagle, Inc (2018)
128	50.00%	230,065	$2,489,866	$11.11	97.4%	Dick’s Clothing & Sporting (2010), DSW Shoe Warehouse (2011), Kohl’s Department Store (2016), Target (not owned)
129	100.00%	231,424	$1,411,572	$6.98	87.4%	Value City Furniture (2011), H.H. Gregg Appliances (2011), Jo-Ann Stores (2008), Petsmart (2013)
130	100.00%	236,009	$1,816,315	$7.70	100.0%	Lowe’s Home Centers (2015), Kroger (2016), OfficeMax (2012)
131	100.00%	235,616	$2,305,263	$9.98	98.0%	Winn Dixie Stores (2010), Service Merchandise (2006)
132	100.00%	49,420	$275,719	$5.58	100.0%	Great A & P Tea (2002), K-Mart (not owned)
133	80.01%	326,912	$2,798,554	$10.35	82.7%	AMC Theatre (2007), DSW Shoe Warehouse (2006), Phar-Mor (2018), Michael’s (2004), B.J. Wholesale (not owned)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2001

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

134	Columbus, OH (Easton Market)	Easton Market 3740 Easton Market	43230	SC	Fee		1998	1998
135	Columbus, OH (Lennox Town Ct)	Lennox Town Center 1647 Olentangy River Road	43212	SC	Fee	(3)	1997	1998
136	Columbus, OH (Sun Center)	Sun Center 3622-3860 Dublin Granville Rd	43017	SC	Fee	(3)	1995	1998
137	Dayton, OH	Washington Park 615-799 Lyons Road	45458	SC	Fee	(3)	1990	1998
138	Dublin, OH (Perimeter Center)	Perimeter Center 6644-6804 Perimeter Loop Road	43017	SC	Fee		1996	1998
139	Eastlake, OH	Kmart Plaza 33752 Vine Street	44094	SC	Fee		1971	2	*
140	Elyria, OH	Hills Shopping Center 825 Cleveland	44035	SC	Fee		1977	2	*
141	Grove City, OH (Derby Square)	Derby Square Shopping Center 2161-2263 Stringtown Road	43123	SC	Fee		1992	1998
142	Hamilton, OH (Roundy’s)	Roundy’s 1371 Main Street	43450	SC	Fee		1986	1998
143	Hillsboro, OH	Hillsboro Shopping Center 1100 North High Street	45133	SC	Fee		1979	2	*
144	Huber Hts., OH	North Heights Plaza 8280 Old Troy Pike	45424	SC	Fee		1990	2	*
145	Lebanon, OH	Countryside Place 1879 Deerfield Road	45036	SC	Fee		1990	2	*
146	Macedonia, OH	Macedonia Commons Macedonia Commons Blvd.	44056	SC	Fee	(3)	1994	1994
147	Macedonia, OH (Phase II)	Macedonia Commons (Phase II) 8210 Macedonia Commons	44056	SC	Fee		1999	1	*
148	N. Olmsted, OH	26520 Lorain Avenue	44070	SC	Fee	(3)	1978	1999
149	Niles, OH	909 Great East Plaza	44446	SC	Fee	(3)	1980	1999

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

134	100.00%	509,611	$5,872,185	$11.52	100.0%	CompUSA, Inc (2013), Staples, Inc. (2013), Petsmart, Inc. (2015), Golfsmith Golf Center (2013), Michael’s (2013), Galyan’s (2013), DSW Shoe Warehouse (2012), Kittle’s Home Furnishings (2012), Bed Bath & Beyond, Inc. (2014), TJ Maxx (2008)
135	50.00%	352,913	$3,243,807	$9.19	100.0%	Target (2016), Barnes & Noble (2007), Staples (2011), AMC Theatres Lennox 24 (2021)
136	79.45%	317,581	$2,867,868	$10.86	83.2%	Babies R Us (2011), Rhodes Furniture (2012), Stein Mart (2007), Big Bear (2016), Staples (2010)
137	49.29%	212,369	$1,482,077	$8.70	77.5%	Phar-Mor (2008)

138	100.00%	137,556	$1,556,523	$11.23	99.0%	Big Bear (2016)

139	100.00%	4,000	$0	$0.00	0.0%	K-Mart (not owned)

140	100.00%	150,200	$761,970	$5.07	100.0%	Ames Store (2003), First Nat’l Supermarket (2010)
141	100.00%	128,210	$1,308,585	$10.21	98.8%	Big Bear (2012)

142	100.00%	40,000	$230,000	$5.75	100.0%	Roundy’s (2006)

143	100.00%	58,583	$212,862	$4.09	96.6%	Kmart (2004), Bob and Carl’s (not owned)
144	100.00%	163,741	$1,645,192	$10.29	97.6%	Cub Foods (2011), Sear’s Hardware (2002), Wal-Mart (not owned)
145	100.00%	26,500	$213,790	$9.85	81.9%	Erb Lumber (not owned), Wal-Mart (not owned)
146	50.00%	233,639	$2,380,453	$10.31	98.8%	First Natl. Supermarkets (2018), Kohl’s (2016), Wal-Mart (not owned)
147	100.00%	169,481	$1,601,734	$9.45	100.0%	Cinemark (2019), Home Depot (2020)

148	83.75%	43,835	$240,000	$5.48	100.0%	Babies ’R’ Us (2011)
149	83.75%	23,500	$0	$0.00	0.0%

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2001

				Type of
			Zip	Property	Ownership	Year	Year
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired

150	North Olmsted, OH	Great Northern Plaza North	44070	SC	Fee	1958	1997
151	Pataskala, OH	Village Market/ Rite Aid Center 78-80 Oak Meadow Drive	43062	SC	Fee	1980	1998
152	Pickerington, OH	Shoppes at Turnberry 1701-1797 Hill Road North	43147	SC	Fee	1990	1998
153	Solon, OH	Uptown Solon Kruse Drive	44139	SC	Fee	1998	1	*
154	Stow, OH	Stow Community Shopping Center Kent Road	44224	SC	Fee	1997	1	*
155	Tiffin, OH	Tiffin Mall 870 West Market Street	44883	MM	Fee	1980	2	*
156	Toledo, OH	Springfield Community Center 5245 Airport Highway	43615	SC	Fee	1999	1	*
157	Westlake, OH	West Bay Plaza 30100 Detroit Road	44145	SC	Fee	1974	2	*
158	Wilmington, OH	South Ridge Shopping Center 1025 S South Street	45177	SC	Fee	1977	2	*
159	Xenia, OH	West Park Square 1700 West Park Square	45385	SC	Fee	1994	1	*
	Oregon
160	Portland, OR	Tanasbourne Town Center NW Evergreen Pkwy & NW Ring Rd	97006	SC	Fee (3)	1995	1996
	Pennsylvania
161	E. Norriton, PA	Kmart Plaza 2700 Dekalb Pike	19401	SC	Fee	1975	2	*

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

150	100.00%	623,640	$6,995,186	$12.08	92.9%	Kids ’R Us (2008), Bed Bath & Beyond, Inc. (2012), Petsmart (2003), Home Depot USA (2019), Jo-Ann Stores (2009), Marc’s (2012), Comp USA Inc. (2007), Best Buy (2010), Marshalls / TJX Company (2005), Kronheims Furniture (2009)
151	100.00%	33,270	$189,600	$5.70	100.0%	Cardinal (Gardners/ Lancaster) (2007)
152	100.00%	59,495	$709,693	$14.02	85.1%
153	100.00%	183,288	$2,812,463	$15.34	100.0%	Mustard Seed Mkt & Cafe (2019), Bed, Bath And Beyond (2009), Borders (2018)
154	100.00%	405,751	$2,902,559	$7.23	98.9%	Kmart (2006), Giant Eagle, Inc. (2017), Bed Bath And Beyond (2011), Kohl’s (2019), OfficeMax (2011), Border’s Outlet (2003), Target (not owned)
155	100.00%	232,021	$896,146	$4.18	92.3%	Kmart (2005), J.C. Penney (2005)
156	100.00%	227,829	$2,177,308	$10.28	93.0%	Kohl’s (2019), Gander Mountain, L.L.C. (2014), Bed Bath & Beyond (2010), Old Navy (2005), Babies R Us (not owned)
157	100.00%	162,330	$1,282,675	$7.90	100.0%	Kmart #3234 (2004), Marc’s (2004)
158	100.00%	55,130	$212,210	$4.20	91.7%	Super Valu Stores, Inc (2003)
159	100.00%	100,253	$720,401	$7.19	85.4%	Kroger (2019), Wal-Mart (not owned)
160	50.00%	314,699	$4,369,569	$16.11	81.1%	Barnes & Noble (2011), Office Depot (2010), Haggan’s (2021), Ross Dress For Less (2008), Michael’s (2009), Linens N Things (2017), Nordstrom (not owned), Target (not owned)
161	100.00%	174,969	$1,084,970	$7.91	78.4%	Kmart (2005)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2001

				Type of
			Zip	Property	Ownership	Year	Year
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired

162	Erie, PA (Peachstreet)	Peach Street Square 1902 Keystone Drive	16509	SC	GL	1995	1	*
163	Erie, PA	Hills Plaza West 2301 West 38th Street	16506	SC	GL	1973	2	*
	South Carolina
164	Anderson, SC	Northtowne Center 3812 Liberty Highway	29621	SC	Fee	1993	1995
165	Camden, SC	Springdale Plaza 1671 Springdale Drive	29020	SC	Fee	1990	2	*
166	Columbia, SC	East Forest Plaza 5420 Forest Drive	29206	SC	Fee	1995	1995
167	Mt. Pleasant, SC	Wando Crossing 1500 Highway 17 North	29465	SC	Fee	1992	1995
168	N. Charleston, SC	North Pointe Plaza 7400 Rivers Avenue	29406	SC	Fee	1989	2	*
169	Orangeburg, SC	North Road Plaza 2795 North Road	29115	SC	Fee	1994	1995
170	S. Anderson, SC	Crossroads Plaza 406 Highway 28 By-Pass	29624	SC	Fee	1990	1994
171	Simpsonville, SC	Fairview Station 621 Fairview Road	29681	SC	Fee	1990	1994
172	Union, SC	West Towne Plaza U.S. Hwy 176 By-Pass #1	29379	SC	Fee	1990	2	*
	South Dakota
173	Watertown, SD	Watertown Mall 1300 9th Avenue	56401	MM	Fee	1977	2	*
	Tennessee
174	Brentwood, TN (Cool Springs)	Cool Springs Pointe I-65 and Moore’s Lane	37027	SC	Fee	1999	2000

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

162	100.00%	538,103	$4,616,575	$8.58	100.0%	Lowe’s Home Ctr (2015), Media Play-4 (2011), Kohl’s (2016), Wal- Mart Stores (2015), Cinemark (2011), PetSmart (2015), Circuit City Superstore (2020)
163	100.00%	96,000	$277,770	$5.09	56.9%

164	100.00%	14,250	$122,050	$8.56	100.0%	Wal-Mart (not owned)

165	100.00%	180,127	$1,099,149	$6.45	94.7%	Winn Dixie Stores (2011), Belk (2015), Wal-Mart Super (not owned), Goody’s (2006)
166	100.00%	46,700	$482,650	$11.04	93.6%	Sam’s (not owned), Wal-Mart (not owned)
167	100.00%	209,139	$1,976,474	$9.72	97.3%	Piggly Wiggly (2012), Office Depot (2010), T.J. Maxx (2007), Marshall’s Of MA, Inc. (2011), Wal-Mart (not owned)
168	100.00%	294,471	$2,006,129	$6.81	100.0%	Wal-Mart Stores (2009), OfficeMax (2007), Helig Meyers (not owned), Service Merchandise (not owned)
169	100.00%	50,760	$476,667	$9.39	100.0%	Goody’s (2008), Wal-Mart (not owned)
170	100.00%	163,809	$400,504	$4.29	57.0%	Wal-Mart Stores (2010)

171	100.00%	142,133	$817,105	$5.75	97.1%	Ingles Markets (2011), Kmart (2015)
172	100.00%	184,331	$987,656	$5.55	96.5%	Wal-Mart Stores (2009), Belk Stores Services, Inc. (2010), Winn Dixie Stores (2010)
173	100.00%	285,470	$1,530,354	$5.42	98.9%	Kmart (2002), Herberger’s (2004), J.C. Penney (2003), Hy Vee Supermarket (not owned)
174	100.00%	201,516	$2,441,924	$12.12	100.0%	Best Buy (2014), The Sports Authority (2013), Linens ’N Things (2014), DSW Shoe Warehouse (2008)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2001

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

	Texas
175	Ft. Worth, TX	Eastchase Market SWC Eastchase Pkwy & I-30	76112	SC	Fee	(3)	1995	1996
176	Roundrock, TX	La Frontera Sundance Parkway & Parker Ave.	78728	SC	Fee	(3)	2000	2000
177	San Antonio, TX	La Plaza Del Norte 125 NE Loop 410	78216	SC	Fee	(3)	1996	1997
178	San Antonio, TX (Bandera Pt.)	Bandera Point (South)	78227	SC	Fee	(3)	2001	2001
	Utah
179	Hermes Building, UT	The Hermes Building 455 East 500 South Street	84111	BC	Fee		1985	1998
180	Logan, UT	Family Place @ Logan 400 North Street	84321	SC	Fee		1975	1998
181	Midvale, UT	Family Center at Fort Union 900 East Ft Union Blvd	84047	SC	Fee		1973	1998
182	Ogden, UT	Family Center at Ogden 5-Point 21-129 Harrisville Road	84404	SC	Fee		1977	1998
183	Orem, UT	Family Center at Orem 1300 South Street	84058	SC	Fee		1991	1998
184	Riverdale, UT	Family Center at Riverdale 1050 West Riverdale Road	84405	SC	Fee		1995	1998
185	Salt Lake City, UT (33rd)	Family Place @ 33rd South 3300 South Street	84115	SC	Fee		1978	1998

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

175	50.00%	205,017	$2,472,164	$12.12	99.5%	United Artists Theatre (2012), PetSmart (2011), Ross Dress For Less (2006), Office Depot (not owned), Target (not owned), Toys ’R’ Us (not owned)
176	24.75%	421,822	$5,753,505	$13.70	99.5%	Hobby Lobby (2015), Circuit City (2016), Office Depot (2015), Marshalls (2010), Bed Bath & Beyond (2011), Old Navy (2005), Barnes & Noble Books (2011), Kohl’s (not owned), Lowe’s (not owned), Sam’s (not owned)
177	35.00%	314,394	$3,362,592	$13.27	80.6%	Ross Stores, Inc. (2007), DSW Shoe Warehouse (2007), Best Buy Company (2012), Oshman’s Sporting Goods (2016)
178	24.75%	251,800	$3,438,778	$13.66	100.0%	T.J. Maxx (2011), Linens ’N Things (2012), OfficeMax (2016), Ross Stores, Inc. (2012), Barnes & Noble (2012), Target (not owned)
179	100.00%	53,469	$669,208	$16.97	73.7%
180	100.00%	19,200	$208,220	$10.84	100.0%	Rite-Aid (not owned)
181	100.00%	664,120	$6,945,483	$10.51	99.5%	Mervyn’s (2005), Babies R Us (2013), Office Max (2007), Smith’s Food & Drugs (2024), Media Play (2016), Bed Bath & Beyond (2014), Ross Dress For Less (2011), Wal- Mart Stores (2015)
182	100.00%	162,316	$808,548	$5.42	92.0%	Harmons (2012)
183	100.00%	147,976	$1,204,263	$9.81	83.0%	Kids R Us (2011), Media Play (2015), Office Depot (2008), R. Wiley (not owned), Toys R Us (not owned)
184	100.00%	590,313	$4,538,869	$7.83	98.2%	Wal-Mart Stores (2011), Office Max (2008), Gart Sports (2012), Media Play (2016), Circuit City (2016), Target Superstore (2017)
185	100.00%	35,459	$261,599	$8.52	86.6%

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2001

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

186	Taylorsville, UT	Family Center at Midvalley 5600 South Redwood	84123	SC	Fee		1982	1998
	Vermont
187	Berlin, VT	Berlin Mall 282 Berlin Mall Rd., Unit #28	05602	MM	Fee		1986	2	*
	Virginia
188	Fairfax, VA	Fairfax Towne Center 12210 Fairfax Towne Center	22033	SC	Fee	(3)	1994	1995
189	Martinsville, VA	Liberty Fair Mall 240 Commonwealth Boulevard	24112	MM	Fee	(3)	1989	2	*
190	Pulaski, VA	Memorial Square 1000 Memorial Drive	24301	SC	Fee		1990	2	*
191	Winchester, VA	Apple Blossom Corners 2190 S. Pleasant Valley	22601	SC	Fee		1990	2	*
	Washington
192	Bellingham, WA	Meridian Village Shopping Ctr NE Corner G Meridian/ Telegraph	98226	SC	Fee	(3)	1979	2000
193	Everett, WA	Puget Park 520 128th Street SW	98204	SC	Fee	(3)	1981	2001
	West Virginia
194	Barboursville, WV	Office Max Center 5-13 Mall Road	25504	SC	GL		1985	1998

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

186	100.00%	771,033	$6,501,036	$9.66	87.3%	Media Play (2015), OfficeMax (2008), Circuit City (2016), PetSmart #168 (2012), Shopko (2014), Gart Sports (2017) Bed, Bath & Beyond #270 (2015), Harmon’s Superstore (not owned)
187	100.00%	174,731	$1,471,687	$8.74	96.4%	Wal-Mart Stores (2014), J.C. Penney (2009)
188	20.00%	253,941	$4,254,010	$16.75	100.0%	Safeway (2019), T.J. Maxx (2009), Tower Records (2009), Bed, Bath & Beyond (2010), United Artists (2014)
189	50.00%	434,506	$2,737,850	$6.93	90.9%	Goody’s (2006), Belk/ Leggetts (2009), J.C. Penney (2009), Sears (2009), OfficeMax (2012), Kroger (2017)
190	100.00%	143,299	$919,375	$6.42	100.0%	Wal-Mart Stores (2011), Food Lion (2011)
191	100.00%	230,940	$2,059,512	$9.18	97.1%	Martin’s Food Store (2040), Kohl’s (2018), Office Max (2012)
192	20.00%	208,422	$1,990,375	$9.83	97.2%	Circuit City (2015), Home Depot Inc., (2013), Payless Drug (2004)
193	20.00%	40,988	$314,042	$14.84	51.6%
194	100.00%	70,900	$287,237	$4.05	100.0%	Discount Emporium (2006), OfficeMax (2006)

 1* Property Developed by the Company

 2* Original IPO Property

(1)	“SC” indicates a power center or a community shopping center, and “MM” indicates an enclosed mini-mall.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2001.

(3)	One of the fifty-six (56) properties owned through joint ventures which serve as collateral for joint venture mortgage debt aggregating approximately $1,213.4 million (of which the Company’s proportionate share is $401.1 million) as of December 31, 2001 and which is not reflected in the consolidated indebtedness.

Developers Diversified Realty Corporation

Office and Industrial Property List December 31, 2001

			Zip	Type of	Ownership	Year
	Center/Property	Location	Code	Property(1)	Interest	Developed

	Arizona
1	Phoenix, AZ	Gateway West 3838 East Van Buren Street	85038	BC	Fee	1974
2	Phoenix, AZ	Washington Business 5324 East Washington Street	85054	BC	Fee	1985
	California
3	San Diego, CA	10505 Sorrento Valley	92121	BC	Fee	1982
	Florida
4	Orlando, FL	801 S. Orlando Avenue	32792	BC	Fee	1985
	Maryland
5	Silver Springs, MD	Tech Center 29 (Phase I) 2120-2162 Tech Road	20904	BC	Fee	1970
6	Silver Springs, MD	Tech Center 29 (Phase II) 2180 Industrial Parkway	20904	BC	Fee	1991
7	Silver Springs, MD	Tech Center 29 (Phase III) 12200 Tech Road	20904	BC	Fee	1988
	Massachusetts
8	Chelmsford, MA	Apollo Drive Office Building 300 Apollo Drive	01824	BC	Fee	1987
	Missouri
9	St. Louis, MO	1881 Pine Street	63103	BC	Fee	1987
	Ohio
10	Streetsboro, OH	Alumax Building 3000 Crane Center Drive	44241	BC	Fee	1982
11	Aurora, OH	Hardline Service Building 180 Lena Drive	44202	BC	Fee	1974
12	Twinsburg, OH	Heritage Business 1 9177 Dutton Drive	44087	BC	Fee	1990
13	Mentor, OH	Steris Building 9450 Pineneedle Drive	44060	BC	Fee	1980
14	Twinsburg, OH	VSA Building 9300 Dutton Drive	44087	BC	Fee	1989
	Texas
15	Dallas, TX	2121 Glenville	75080	BC	Fee	1984
16	Dallas, TX	Beltline Business Center 6210 Beltline Road	75063	BC	Fee	1984
17	Dallas, TX	Carpenter Center 8701 Carpenter Freeway	75247	BC	Fee	1983
18	Grand Prairie, TX	Carrier Place 1517 W. North Carrier	75050	BC	Fee	1984
19	Houston, TX	Commerce Center 9000 Southwest Freeway	77074	BC	Fee	1974

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Company-
				Owned
			DDR	Gross	Total	Average
	Year		Ownership	Leasable Area	Annualized	Base Rent	Percent
	Acquired		Interest	(SF)	Base Rent	(per SF)(2)	Leased

1	2001		100%	155,587	$2,109,938	$16.41	82.6%
2	2001		100%	137,121	$736,716	$9.62	55.8%
3	2001		100%	54,095	$1,151,574	$21.29	100.0%
4	2001		100%	115,617	$1,146,400	$11.15	87.6%
5	2001		100%	166,970	$1,483,203	$9.16	97.0%
6	2001		100%	58,280	$798,843	$13.71	100.0%
7	2001		100%	55,901	$1,208,989	$21.63	100.0%
8	2001		100%	291,424	$3,715,656	$12.75	100.0%
9	2001		100%	117,310	$1,614,836	$13.77	92.2%
10	2	*	100%	66,200	$311,140	$4.70	100.0%
11	2	*	100%	236,225	$744,109	$3.15	100.0%
12	2	*	100%	36,160	$267,699	$9.00	82.2%
13	2	*	100%	40,200	$0	$0.00	0.0%
14	2	*	100%	85,800	$420,420	$4.90	100.0%
15	2001		100%	20,645	$221,934	$10.75	100.0%
16	2001		100%	55,318	$382,846	$10.93	66.9%
17	2001		100%	46,473	$239,934	$5.16	100.0%
18	2001		100%	83,394	$443,940	$5.85	91.0%
19	2001		100%	291,751	$1,441,554	$5.66	87.4%

Developers Diversified Realty Corporation
Office and Industrial Property List December 31, 2001

			Zip	Type of	Ownership	Year
	Center/Property	Location	Code	Property(1)	Interest	Developed

20	Houston, TX	Commerce Park North 15621 Blue Ash Drive	77090	BC	Fee	1984
21	Grapevine, TX	DFW North 1702 Old Miner’s Chapel Rd.	76051	BC	Fee	1985
22	Irving, TX	Gateway 5 and 6 6025 Commerce Drive	75063	BC	Fee	1985
23	Arlington, TX	Meridian Street Warehouse 2019-25 Meridian Street	76011	BC	Fee	1981
24	Dallas, TX	Northgate II 10305-10345 Brockwood	75238	BC	Fee	1983
25	Dallas, TX	Northgate III 11901-45 Forestgate Dr.	75243	BC	Fee	1980
26	Plano, TX	Parkway Tech Center 1826 E. Plano Parkway	75074	BC	Fee	1984
27	Houston, TX	Plaza Southwest 7302 Harwin	77036	BC	Fee	1975
28	Dallas, TX	Shady Trail Business Center 11056 Shady Trail	75229	BC	Fee	1984
29	Houston, TX	Technipark Ten Service Center 16155 Park Row	77084	BC	Fee	1984
30	Dallas, TX	Valley View Commerce Park 12901 Hutton	75234	BC	Fee	1986
31	Carrollton, TX	Valwood II Business Center 2210 Hutton Dr.	75006	BC	Fee	1984
32	Houston, TX	Westchase Park 3130 Rogerdale Road	77042	BC	Fee	1984
	Virginia
33	Chesapeake, VA	Greenbriar Circle Center 1801 Sara Drive	23320	BC	Fee	1981
34	Chesapeake, VA	Greenbriar Technology Center 814 Greenbrier Circle	23320	BC	Fee	1981
35	Norfolk, VA	Norfolk Commerce Center 5505 Robin Hood Road	23513	BC	Fee	1981
	Wisconsin
36	Menomenee Falls, WI	Northwest Business Park N56 W 13365-13405 Silver Spring Road	53051	BC	Fee	1986

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Company-
			Owned
		DDR	Gross	Total	Average
	Year	Ownership	Leasable Area	Annualized	Base Rent	Percent
	Acquired	Interest	(SF)	Base Rent	(per SF)(2)	Leased

20	2001	100%	88,314	$497,511	$6.17	91.3%
21	2001	100%	74,580	$196,785	$3.81	80.2%
22	2001	100%	79,011	$232,294	$6.34	55.0%
23	2001	100%	72,072	$202,524	$2.81	100.0%
24	2001	100%	237,083	$876,604	$3.84	91.0%
25	2001	100%	236,753	$828,177	$4.78	73.2%
26	2001	100%	70,146	$446,705	$6.37	83.6%
27	2001	100%	151,898	$722,122	$4.75	98.1%
28	2001	100%	65,003	$237,416	$4.79	76.2%
29	2001	100%	71,647	$524,324	$7.32	100.0%
30	2001	100%	138,384	$831,982	$6.78	88.7%
31	2001	100%	52,813	$151,710	$5.67	50.6%
32	2001	100%	47,690	$305,451	$7.51	85.2%
33	2001	100%	233,396	$2,049,895	$11.00	77.2%
34	2001	100%	95,471	$793,144	$9.16	94.9%
35	2001	100%	305,309	$2,574,207	$10.14	83.2%
36	2001	100%	143,114	$622,821	$5.91	73.6%

(1)	“BC” indicates a business center.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2001.

2*	Original IPO Property transferred to American Industrial Properties (“AIP”) in 1998 and reacquired in 2001 through the AIP merger.

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

EXECUTIVE OFFICERS

      Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the following information is reported below.

      (a) The executive officers of the Company are as follows:

Name	Age	Position and Office with the Company

Scott A. Wolstein	49	Chairman of the Board of Directors and Chief Executive Officer
James A. Schoff	55	Vice Chairman, Senior Investment Officer and a Director
David M. Jacobstein	55	President and Chief Operating Officer and a Director
Daniel B. Hurwitz	37	Executive Vice President
Joan U. Allgood	49	Senior Vice President and General Counsel
William H. Schafer	43	Senior Vice President and Chief Financial Officer
Eric Mallory	41	Senior Vice President of Development
Richard Brown	50	Senior Vice President of Real Estate Operations
Joseph G. Padanilam	35	Vice President of Transactions

      Scott A. Wolstein has been the Chief Executive Officer and a Director of the Company since its organization in 1992. Mr. Wolstein has been Chairman of the Board of Directors of the Company since May 1997 and was President of the Company from its organization until May 1999, when Mr. Jacobstein joined the Company. Prior to the organization of the Company, Mr. Wolstein was a principal and executive officer of Developers Diversified Group (“DDG”), the Company’s predecessor. Mr. Wolstein is a graduate of the Wharton School at the University of Pennsylvania and of the University of Michigan Law School. He is currently a member of the Board of the National Association of Real Estate Investment Trusts (NAREIT), the International Council of Shopping Centers, the Real Estate Roundtable, the Zell-Lurie Wharton Real Estate Center, Cleveland Tomorrow, Cleveland Development Partnership and serves as the Chairman of the State of Israel Bonds, Ohio Chapter. Mr. Wolstein is also a member of the Urban Land Institute and the Pension Real Estate Association (PREA). He has served as President of the Board of Trustees of the United Cerebral Palsy Association of Greater Cleveland and as a member of the Board of the Great Lakes Theater Festival, The Park Synagogue and the Convention and Visitors Bureau of Greater Cleveland.

      James A. Schoff has been the Vice Chairman of the Board of Directors and Senior Investment Officer since March 2002 and the Vice Chairman of the Board of Directors and Chief Investment Officer of the Company since March 1998. From the organization of the Company until March 1998, Mr. Schoff served as Executive Vice President and Chief Operating Officer of the Company. Prior to the organization of the Company, Mr. Schoff was a principal and executive officer of Developers Diversified Group. After graduating from Hamilton College and Cornell University Law School, Mr. Schoff practiced law with the firm of Thompson, Hine and Flory LLP in Cleveland, Ohio where he specialized in the acquisition and syndication of real estate properties. Mr. Schoff serves as a member of the Executive Committee and Board of Trustees of the Western Reserve Historical Society and the National Committee for Community and Justice. Mr. Schoff also serves as the President of Near West Theatre and as a Trustee of The Cleveland Playhouse.

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

      Daniel B. Hurwitz was appointed Executive Vice President in June 1999. Mr. Hurwitz most recently served as Senior Vice President and Director of Real Estate and Development for Reading, Pennsylvania based Boscov’s Department Store, Inc., a privately held department store chain, from 1991 until he joined the Company. Prior to Boscov’s, Mr. Hurwitz served as Development Director for The Shopco Group, a New York City based developer of regional shopping malls. Mr. Hurwitz is a graduate of Colgate University, and the Wharton School of Business Executive Management Program at the University of Pennsylvania. He is a member of the International Council of Shopping Centers, Urban Land Institute, and has served as a Board member of the Colgate University Alumni Corporation, Reading JCC, American Cancer Society (Regional), and the Greater Berk’s Food Bank.

      Joan U. Allgood has been a Senior Vice President, Secretary and General Counsel since May of 1999, a Vice President and General Counsel of the Company since its organization as a public company in 1993 and General Counsel of its predecessor entities since 1987. She is a member of the International Council of Shopping Centers and participates as a member of the Program Committee of the Annual Law Conference. Mrs. Allgood is also a member of NAREIT, is a co-chairperson of the Insurance Committee and is a member of the Program Committee of the Annual Law and Accounting Seminar of NAREIT. Mrs. Allgood practiced law with the firm of Thompson, Hine and Flory LLP from 1983 to 1987, and is a graduate of Denison University and Case Western Reserve University School of Law.

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

      Richard Brown has been the Senior Vice President of Real Estate Operations since March 2002, the Senior Vice President of Asset Management and Operations since February 2001 and Vice President of Asset Management and Operations since January 2000. Prior to joining the Company and beginning in 1996, Mr. Brown was Vice President of Asset Management of PREIT-Rubin, Inc., located in Philadelphia, Pennsylvania, and Vice President of Retail Asset Management of the Balcor Company, in Chicago, Illinois since 1987. Mr. Brown is a Canadian chartered accountant and received his Bachelor of Commerce from Carleton University, in Ottawa, Canada.

      Joseph G. Padanilam has been Vice President of Transactions since June 2001, Vice President of Investment and Planning since July 2000, and Vice President of Tax since October 1998. Prior to that Mr. Padanilam most recently served as a Senior Manager at PricewaterhouseCoopers LLP, which he joined in 1990. Mr. Padanilam is a graduate of the University of Notre Dame and received his MBA from Washington University in St. Louis.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The following table shows the high and low sales price of the Company’s common shares on the New York Stock Exchange (the “NYSE”) composite tape for the quarterly periods indicated and the dividends declared per common share with respect to each such quarter:

2001	High	Low	Dividends

First	$15.20	$12.875	$.37
Second	18.60	14.23	.37
Third	19.22	15.76	.37
Fourth	19.38	17.16	.37

			$1.48

2000	High	Low	Dividends

First	$13.875	$11	$.36
Second	15.875	13.50	.36
Third	16.25	12.75	.36
Fourth	13.75	11.625	.36

			$1.44

      The approximate number of record holders of the Company’s common shares (its only class of common equity) at February 28, 2002 was 517, and the approximate number of beneficial owners of such shares was 27,500.

      In February 2002, the Company declared its 2002 first quarter dividend to shareholders of record on March 25, 2002 of $0.38 per share, a 2.7% increase over the quarterly dividend rate of $0.37 per share in 2001.

      The Company intends to continue to declare quarterly dividends on its common shares. However, no assurances can be made as to the amounts of future dividends, since such dividends are subject to the Company’s cash flow from operations, earnings, financial condition, capital requirements and such other factors as the Board of Directors considers relevant. The Company is required by the Internal Revenue Code of 1986, as amended, to distribute at least 90% of its REIT taxable income. The amount of cash available for dividends is impacted by capital expenditures and debt service requirements to the extent that the Company were to fund such items out of cash flow from operations.

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

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	For the Years Ended December 31,

	2001(1)	2000(1)	1999(1)	1998(1)	1997(1)

Operating Data:
Revenues (primarily real estate rentals)	$322,239	$287,570	$265,551	$229,250	$169,972

Expenses:
Rental operation	98,959	82,649	71,288	60,580	47,949
Depreciation & amortization	64,493	54,201	50,083	42,957	32,227
Interest	81,770	77,030	68,023	57,196	35,558

	245,222	213,880	189,394	160,733	115,734

Income before equity in net income from joint ventures, minority equity investment, minority interests, gain (loss) on disposition of real estate and real estate investments and extraordinary items	77,017	73,690	76,157	68,517	54,238
Equity in net income of joint ventures	17,010	17,072	18,993	12,461	10,807
Equity in net income from minority equity investment	1,550	6,224	5,720	890	—
Minority interests	(21,502)	(19,593)	(11,809)	(3,312)	(1,049)
Gain (loss) on disposition of real estate and real estate investments	18,297	23,440	(1,664)	248	3,526

Income before extraordinary item	92,372	100,833	87,397	78,804	67,522
Extraordinary item (2)	—	—	—	(882)	—

Net income	$92,372	$100,833	$87,397	$77,922	$67,522

Net income applicable to common shareholders	$65,110	$73,571	$60,135	$57,969	$53,322

Earnings per share data — Basic: (3)
Income before extraordinary item	$1.18	$1.31	$0.99	$1.03	$1.03
Net income	$1.18	$1.31	$0.99	$1.02	$1.03
Weighted average number of common shares	55,186	55,959	60,985	56,949	51,760
Earnings per share data — Diluted: (3)
Income before extraordinary item	$1.17	$1.31	$0.95	$1.00	$1.03
Net income	$1.17	$1.31	$0.95	$0.98	$1.03
Weighted average number of common shares	55,834	56,176	63,468	58,509	52,124
Annualized cash dividend	$1.48	$1.44	$1.40	$1.31	$1.26

	At December 31,

	2001	2000	1999	1998	1997

Balance Sheet Data:
Real estate (at cost)	$2,493,665	$2,161,810	$2,068,274	$1,896,763	$1,325,742
Real estate, net of accumulated depreciation	2,141,956	1,864,563	1,818,362	1,693,666	1,154,005
Advances to and investments in joint ventures	255,565	260,927	299,176	266,257	136,267
Total assets	2,497,207	2,332,021	2,320,860	2,126,524	1,391,918
Total debt	1,308,301	1,227,575	1,152,051	1,000,481	668,521
Shareholders’ equity	834,014	783,750	852,345	902,785	669,050

	For the Years Ended December 31,

	2001(1)	2000(1)	1999(1)	1998(1)	1997(1)

Other Data:
Cash flow provided from (used in):
Operating activities	$174,326	$146,272	$152,930	$140,078	$94,393
Investing activities	(37,982)	(20,579)	(209,708)	(538,289)	(416,220)
Financing activities	(121,518)	(127,442)	60,510	400,453	321,832
Funds from operations: (4)
Net income applicable to common shareholders	$65,110	$73,571	$60,135	$57,969	$53,322
Depreciation and amortization of real estate investments	63,200	52,974	49,137	42,408	31,869
Equity in net income from joint ventures	(17,010)	(17,072)	(18,993)	(12,461)	(10,807)
Joint ventures’ funds from operations	31,546	30,512	32,316	20,779	16,077
Equity in net income from minority equity investment	(1,550)	(6,224)	(5,720)	(890)	—
Minority equity investment funds from operations	6,448	14,856	12,965	1,493	—
Minority interests (OP Units)	1,531	4,126	6,541	3,069	10
(Gain) loss on disposition of real estate and investments	(16,688)	(23,440)	1,664	(248)	(3,526)
Impairment charge	2,895
Extraordinary item (2)	—	—	—	882	—

	$135,482	$129,303	$138,045	$113,001	$86,945

Weighted average number of common shares outstanding (Diluted) (3)	56,957	59,037	62,309	62,501	55,502

(1)	As described in the consolidated financial statements, the Company acquired eight properties in 2001 (all of which are owned through joint ventures), three properties in 2000 (two of which are owned through joint ventures), five properties in 1999 (two of which are owned through joint ventures), 41 properties in 1998 (five of which are owned through joint ventures) and eight properties in 1997 (one of which is owned through a joint venture). In addition, in conjunction with the AIP merger, the Company obtained ownership of 39 properties. The Company sold/transferred ten properties in 2001 (three of which were owned through joint ventures), 9 properties and 3 Wal-Marts in 2000 (six of which were owned through joint ventures), four properties in 1999 (two of which were owned through joint ventures), 29 properties in 1998 (18 of which were owned through joint ventures) and one property in 1997.

(2)	In 1998 the extraordinary charge relates primarily to the write-off of deferred finance costs.

(3)	Effective August 3, 1998, the Company executed a two-for-one stock split for shareholders of record on July 27, 1998. Earnings per share data is reflected for all years utilizing SFAS 128.

(4)	Industry analysts generally consider funds from operations (“FFO”) to be an appropriate measure of the performance of an equity REIT. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sales of depreciable property and securities, extraordinary items, adjusting for certain noncash items, principally real property depreciation, equity income (loss) from its joint ventures and minority equity investment and adding the Company’s proportionate share of FFO of its unconsolidated joint ventures and minority equity investment, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner. See Funds from Operations discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 7 below.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, particularly certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	As a result of the Kmart bankruptcy, the Company’s income and funds available for distributions could be negatively affected. In addition, the Company cannot be certain sure that any properties subject to the Kmart leases, which may be terminated in the bankruptcy, will be re-leased or re-leased on economically advantageous terms. In addition, certain tenants may have rights to convert to percentage rent until such space is released and/or have rights to terminate their lease if such space is not released within a specified period of time;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties;

•	Debt and equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than the Company does, and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet, and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to potential environmental liabilities;

•	The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations; and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.

CRITICAL ACCOUNTING POLICIES

      The consolidated financial statements of the Company include accounts of the Company and all majority-owned subsidiaries where the Company has financial or operating control. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates which may impact comparability of the Company’s results of operations to those of companies in similar businesses.

     Revenue Recognition and Accounts Receivable

      Rental revenue is recognized on a straight line basis, which averages minimum rents over the terms of the leases. Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the lessee. These percentage rents are recorded once the required sales level is achieved. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in other income and recognized upon termination of a tenant lease.

      The Company makes estimates of the collectibility of its accounts receivables related to base rents including straight line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, when tenants are in bankruptcy the Company makes estimates of the expected recovery of pre-petition and post-petition claims. In some cases the ultimate resolution of these claims can exceed beyond a year. These estimates have a direct impact on the Company’s net income, because a higher bad debt reserve results in less net income.

     Real Estate

      Land, buildings and fixtures and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

      Properties are depreciated using the straight line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	18-31 years
Furniture/Fixtures and tenant improvements	Useful lives, which approximate lease terms, where applicable

      The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company’s net income. Should the Company lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

      Assessment by the Company of certain other lease related costs must be made when the Company has a reason to believe that the tenant may not be able to execute under the term of the lease as originally expected. This requires management to make estimates as to the recoverability of such assets.

      Gains from sales of outlots and shopping centers are generally recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Real Estate Sales,” provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Long Lived Assets

      On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

      When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs of such assets. If, in management’s opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established.

      The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company’s net income, because taking an impairment results in an immediate negative adjustment to net income.

Off Balance Sheet Arrangements

      The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures. Substantially all of these arrangements are accounted for under the equity method as the Company has the ability to exercise significant influence over, but not control the operating and financial decisions of the joint ventures. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income.

      To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets, which were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of joint venture. In accordance with the provisions of Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” the Company will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

Comparison of 2001 to 2000 Results of Operations

Revenues from Operations

      Total revenues increased $34.7 million, or 12.1%, to $322.2 million for the year ended December 31, 2001 as compared to $287.6 million in 2000. Base rental revenues for 2001 increased $24.8 million, or 12.3%, to $227.2 million as compared to $202.4 million in 2000. Approximately $0.7 million of the increase in base rental income was the result of new leasing, re-tenanting and expansion of the “Core Portfolio Properties” (for purposes of comparison, for any particular calendar year, “Core Portfolio Properties” refers to the shopping center properties owned as of January 1 of the prior calendar year), an increase of 0.4% over 2000 revenues from Core Portfolio Properties (excluding the Core Portfolio Properties which were under redevelopment, base rental revenues increased $2.7 million or 1.9% for the year ended December 31, 2001 compared to the same period in 2000). The shopping center acquired by the Company in 2000 contributed $0.8 million of additional base rental revenue, the nine shopping centers developed by the Company contributed $7.7 million and the merger of the American Industrial Properties (“AIP”) properties (see Strategic Transactions) contributed $22.0 million. These increases were offset by a $6.4 million decrease from the sale/transfer of nine properties and three Wal-Mart stores in 2000 and 2001.

      At December 31, 2001 the aggregate occupancy of the Company’s wholly-owned shopping centers was 94.5% as compared to 95.2% at December 31, 2000. The average annualized base rent per leased square foot was $8.48 as compared to $8.17 at December 31, 2000. During 2001, same store sales, for those tenants required to report sales (approximately 11.5 million square feet), increased 1.7% to $245 per square foot. At December 31, 2001, the aggregate occupancy of the Company’s joint venture shopping centers was 95.4% as compared to 96.1% at December 31, 2000. The average annualized base rent per leased square foot was $12.75 at December 31, 2001, as compared to $12.35 at December 31, 2000. During 2001, same store sales, for those tenants required to report such information (approximately 3.2 million square feet), increased 3.6% to $273 per square foot.

      Recoveries from tenants for the year ended December 31, 2001 increased $5.3 million or 9.6%, to $60.5 million as compared to $55.2 million in 2000. This increase was primarily related to the Company’s merger with AIP which contributed $3.9 million and an increase in operating and maintenance expenses and real estate taxes primarily associated with the 2001 and 2000 shopping center acquisitions and developments. Recoveries were approximately 84.3% and 88.7% of operating expenses and real estate taxes for the twelve month periods ended December 30, 2001 and 2000, respectively. The decrease in the recovery percentage rate is primarily associated with the consolidation of the industrial and office properties from AIP, which historically have a lower recovery percentage, and an increase in non-recoverable operating expense and bad debt expense as discussed below under the caption Expenses from Operations and slightly lower occupancy levels.

      Ancillary and other property related income for the year ended December 31, 2001 increased $1.0 million, or 53.5%, to $2.9 million as compared to $1.9 million in 2000. This increase was primarily due to the Company pursuing additional ancillary income opportunities. It is anticipated that growth in ancillary revenues, such as advertising and temporary tenants, will continue in 2002 as additional opportunities are pursued.

      Management fee income for the year ended December 31, 2001 increased $4.3 million, or 61.9%, to $11.3 million as compared to $7.0 million in 2000. The increase was primarily associated with the Company assuming property management responsibilities for all of the real estate assets of Burnham Pacific Properties (“Burnham”) in the fourth quarter of 2000 and also its acquisition, through its joint venture with Prudential, of ten retail assets from Burnham in 2000 and 2001. In addition, the Company formed certain joint ventures in 1999 and 2000 associated with certain retail assets under development, which are now operational. The Company is performing property management services for the joint ventures and is receiving fees at market rates for these services.

      Development fee income for the year ended December 31, 2001 increased $0.2 million, or 6.8%, to $2.8 million as compared to $2.6 million in 2000. This increase is attributable to the substantial completion of certain joint venture development projects in 2001. The Company is currently involved with joint venture development projects in Long Beach, CA; Coon Rapids MN and Littleton, CO. The Company will continue to pursue additional development joint ventures as opportunities present themselves.

      Interest income for the year ended December 31, 2001, increased $2.1 million, or 48.3%, to $6.4 million as compared to $4.3 million in 2000. This increase was primarily associated with interest earned on advances to certain joint ventures and interest earned on escrowed funds.

      Other income for the year ended December 31, 2001 decreased $1.7 million, or 18.2%, to $7.5 million as compared to $9.2 million in 2000. This change reflects a decrease in lease termination and bankruptcy settlement revenues.

     Expenses from Operations

      Rental operating and maintenance expenses for the year ended December 31, 2001 increased $6.1 million, or 21.1%, to $34.9 million as compared to $28.8 million in 2000. An increase of $1.5 million was attributable to the ten shopping centers acquired and developed in 2001 and 2000, $4.4 million was attributable to the merger of the AIP properties and $1.1 million was primarily attributable to nonrecoverable operating expenses including an increase in the Company’s provisions for bad debt expense of approximately $1.0 million and various maintenance items in the Core Portfolio Properties. These increases were offset by a decrease of $0.9 million relating to the sale/transfer of nine properties and three Wal-Mart stores in 2000 and 2001.

      Real estate taxes increased $3.4 million, or 10.2%, to $36.8 million for the year ended December 31, 2001 as compared to $33.4 million in 2000. An increase of $1.7 million related to the ten shopping centers acquired and developed in 2001 and 2000 and $2.9 million related to the merger of the AIP properties. These increases were offset by a decrease of approximately $0.9 million due to the sale/transfer of nine properties and three Wal-Mart stores in 2000 and 2001 and the remaining $0.3 million decrease is primarily associated with the Core Portfolio Properties.

      General and administrative expenses increased $4.0 million, or 19.2%, to $24.4 million for the year ended December 31, 2001 as compared to $20.4 million in 2000. Total general and administrative expenses were approximately 4.3% of total revenues, including revenues of joint ventures, for the years ended December 31, 2001 and 2000.

      The increase in general and administrative expenses is attributable to the growth of the Company primarily related to shopping center acquisitions, expansions and developments and the opening of a west coast office in conjunction with the Company’s increased ownership of assets on the west coast and property management services provided to Burnham in the fourth quarter of 2000. The Company continues to expense all internal leasing salaries, legal salaries and related costs associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain construction administration costs of $3.3 million and $3.2 million in 2001 and 2000, respectively.

      Interest expense, increased $4.7 million, or 6.2%, to $81.7 million for the year ended December 31, 2001 as compared to $77.0 million in 2000. The overall increase in interest expense was primarily related to the acquisition and development of ten shopping centers during 2001 and 2000 and the debt assumed in conjunction with the Company’s merger with AIP. The weighted average debt outstanding and related weighted average interest rate during 2001 was approximately $1.3 billion and 7.1%, respectively, as compared to approximately $1.2 billion and 8.0%, respectively, during 2000. Interest costs capitalized, in connection with development, expansion projects and development joint venture interests, were $12.9 million for the year ended December 31, 2001 as compared to $18.2 million in 2000. The decrease in capitalized interest is attributable to a decrease in interest rates, as discussed above, and a reduction in costs of projects under development.

      An impairment charge of $2.9 million was recorded during the third quarter of 2001. During the second quarter of 2001, one of the Company’s retail tenants announced it was liquidating its inventory and closing its remaining stores. In assessing recoverability of its recorded assets associated with this tenant, the Company had initially estimated, based upon its prior experience with similar liquidations, that proceeds relating to the Company’s claims in liquidation would be sufficient to recover the aggregate recorded assets for this tenant. In the third quarter, the tenant completed its sale of inventory and auction of its real estate. The Company has not yet been informed of the tenant’s formal plan of liquidation. However, the Company believes, based on (i) lack of significant proceeds received by the tenant on its auction of real estate and the other assets, and (ii) lack of positive information disseminated from the tenant that would indicate recoverability of certain recorded amounts, that a provision of $2.9 million was required. The $2.9 million provision was reflected as an impairment charge within the consolidated statement of operations.

      Depreciation and amortization expense increased $10.3 million, or 19.0%, to $64.5 million for the year ended December 31, 2001 as compared to $54.2 million in 2000. An increase of $2.5 million is related to the ten shopping centers acquired and developed in 2001 and 2000, $4.5 million is related to the merger of the AIP properties and $4.6 million is related to the Core Portfolio Properties. The increase in depreciation at the Core Portfolio Properties is primarily related to expansion and redevelopments, including related changes in estimated useful lives associated with the costs incurred for certain assets under redevelopment. These increases are offset by a decrease of approximately $1.3 million, relating to the sale/transfer of nine properties and three Wal-Mart stores in 2000 and 2001.

 Other

      Equity in net income of joint ventures decreased $0.1 million, or 0.4%, to $17.0 million in 2001 as compared to $17.1 million in 2000. An increase of $1.5 million is primarily related to the joint venture formed in 2000 to acquire 10 shopping centers from Burnham and certain development joint ventures becoming operational. This increase was offset by a decrease of $0.5 million relating to the Company’s sale of 60% of its half interest in the Community Center Joint Venture in February 2000. In addition, the sale of eight former Best Products sites in 2001 and 2000 also contributed to a decrease of approximately $0.7 million. The remaining decrease of $0.4 million primarily relates to joint ventures which included HomePlace and Pharmor as tenants and accordingly the income of these joint ventures was reduced pending re-leasing of the vacant space.

      Equity in net income of minority equity investment decreased $4.7 million, or 75.1%, to $1.5 million for the year ended December 31, 2001, as compared to $6.2 million for the same period in 2000. This decrease is due to the sale of 31 of AIP’s assets and the subsequent merger of the remaining assets into DDR. See discussion below under “Strategic Transactions”.

      Minority interests expense increased $1.9 million, or 9.7%, to $21.5 million for the year ended December 31, 2001 as compared to $19.6 million in 2000. This expense represents the income allocation associated with the priority distributions relating to minority equity interests. An increase of $3.8 million relates to the issuance of preferred operating partnership units by the Company’s operating partnerships’ (“Preferred Units”) in May 2000. These Preferred Units may be exchanged, under certain circumstances, into preferred shares of the Company. In addition, an increase of $0.7 million relates to the minority interest associated with an office property assumed in the merger of AIP. This increase was offset by a $2.6 million decrease due to the Company’s acquisition of the minority partners’ ownership interest in eleven properties and consequently retiring approximately 3.6 million operating partnership units (“OP Units”) in July 2000.

      Gain on disposition of real estate and real estate investments aggregated $18.3 million for the year ended December 31, 2001, which relates to the sale of five shopping center properties located in Ahoskie, North Carolina; New Albany (Gahanna), Ohio; Highland Heights, Ohio; Toledo, Ohio and Rapid City, South Dakota, one office property located in San Diego, California and the sale of land.

      Gain on disposition of real estate and investments aggregated $23.4 million for the year ended December 31, 2000. In 2000, the Company sold several properties including shopping centers located in Stone Mountain, Georgia; Florence, Kentucky; a portion of a shopping center in Las Vegas, Nevada and Wal-Mart stores in Camden, South Carolina and New Bern and Washington, North Carolina and its 50% joint venture interest in a recently developed shopping center in Fenton, Missouri. In addition, the Company sold 60% of its half interest in a joint venture which owns 10 operating shopping centers. In connection with the formation of a joint venture in February 2000, the Company sold one property, received cash and a 50% partnership interest.

     Net Income

      Net income decreased $8.4 million to $92.4 million for the year ended December 31, 2001 as compared to $100.8 million in 2000. The decrease in net income of $8.4 million is primarily attributable to the decrease in gain on sale of real estate and real estate investments of $5.1 million relating to the sale/transfer of nine properties and three Wal-Mart stores in 2000 and 2001 and a $2.9 million impairment charge recorded in 2001. Additionally, a decrease in equity in net income from joint ventures and minority interests aggregating $4.8 million is primarily related to the Company’s merger of the AIP properties. In addition, there were increases in interest expense, depreciation and amortization, and minority interest expense of $4.7 million, $10.3 million and $1.9 million, respectively. These decreases were offset by increases in net operating revenues (total revenues less operating and maintenance expenses, real estate taxes and general and administrative expense) aggregating $21.3 million, of which $7.8 million is related to new leasing, re-tenanting and expansion of the Core Portfolio Properties and the ten shopping centers acquired and developed in 2001 and 2000 offset by a decrease of $4.6 million from the sale of real estate assets and an increase of $18.1 million is related to the consolidation of AIP’s assets.

Comparison of 2000 to 1999 Results of Operations

     Revenues from Operations

      Total revenues increased $22.0 million, or 8.3%, to $287.6 million for the year ended December 31, 2000 as compared to $265.6 million in 1999. Base and percentage rents for 2000 increased $12.5 million, or 6.4%, to $207.3 million as compared to $194.8 million in 1999. Approximately $3.2 million of the increase in base and percentage rental income was the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties, an increase of 1.7% over 1999 revenues from Core Portfolio Properties. Without the impact of bankruptcies, primarily associated with Home Quarters, Service Merchandise, Factory Card Outlet and Just For Feet, actual base and percentage revenues would have increased approximately $5.6 million, or 3.3%, as compared to the same period in 1999. The shopping center acquired by the Company in 2000 contributed $0.9 million of additional base and percentage revenue and the nine shopping centers developed by the Company in 1999 and 2000 contributed $9.0 million. These increases were offset by a $0.6 million decrease due to the sale of five properties in 1999 and 2000.

      At December 31, 2000, the aggregate occupancy rate of the Company’s wholly-owned shopping centers stood at 95.2% as compared to 94.1% at December 31, 1999. The average annualized base rent per leased square foot was $8.17 as compared to $7.89 at December 31, 1999. During 2000, same store sales, for those tenants required to report sales (approximately 13.7 million square feet), increased 1.6% to $233 per square foot. At December 31, 2000, the aggregate occupancy of the Company’s joint venture shopping centers was 96.7% as compared to 96.1% at December 31, 1999. The average annualized base rent per leased square foot was $12.35 as compared to $12.62 at December 31, 1999. During 2000, same store sales, for those tenants required to report such information (approximately 5.9 million square feet), increased 4.8% to $244 per square foot.

      Recoveries from tenants for the year ended December 31, 2000 increased $6.8 million, to $55.2 million as compared to $48.4 million in 1999. This increase was directly related to the increase in operating and maintenance expenses and real estate taxes primarily associated with the 2000 and 1999 shopping center acquisitions and developments. Recoveries were approximately 88.7% of operating and maintenance expenses and real estate taxes in 2000 as compared to 92.1% in 1999. The slight decrease is primarily attributed to a lower average occupancy rate in 2000 compared to 1999 and increases in operating expenses and real estate taxes at certain shopping centers.

      Ancillary and other property related income for the year ended December 31, 2000 increased $0.2 million to $1.9 million as compared to $1.7 million in 1999. This increase was primarily due to the Company pursuing additional ancillary income opportunities.

      Management fee income for the year ended December 31, 2000 increased $1.9 million, to $7.0 million as compared to $5.1 million in 1999. This increase was primarily associated with the formation of new joint ventures in 1999 and 2000 for which the Company became the property manager. In addition, in the fourth quarter of 2000, the Company assumed property management responsibilities for all of the real estate assets of Burnham.

      Development fee income for the year ended December 31, 2000 decreased $1.4 million, to $2.6 million as compared to $4.0 million in 1999. This decrease was due to a decrease in the development activities performed directly for third parties.

      Interest income for the year ended December 31, 2000, decreased $2.1 million, to $4.3 million as compared to $6.4 million in 1999. This decrease was primarily associated with the repayment of loans and advances made to certain joint ventures in 1999 and 2000.

      Other income for the year ended December 31, 2000 increased $4.2 million, to $9.2 million as compared to $5.0 million in 1999. This generally reflects an increase in lease termination and bankruptcy settlement revenues aggregating approximately $5.5 million offset by a decrease of approximately $0.7 million relating to commissions and financing fees earned in 1999 from the Company’s joint ventures and a charge of $0.6 million relating to the write-off of abandoned development projects in 2000.

     Expenses from Operations

      Rental operating and maintenance expenses for the year ended December 31, 2000 increased $2.5 million, or 9.6%, to $28.8 million as compared to $26.3 million in 1999. An increase of $1.5 million was attributable to the 10 shopping centers acquired and developed in 2000 and 1999 and $1.5 million was primarily attributable to an increase in various maintenance items in the Core Portfolio Properties, including an increase in the Company’s provision for bad debt expense of approximately $0.2 million. These increases were offset by a decrease of approximately $0.5 million due to the sale of five properties in 1999 and 2000.

      Real estate taxes increased $6.2 million, or 22.6%, to $33.4 million for the year ended December 31, 2000 as compared to $27.2 million in 1999. This increase was primarily attributable to the growth related to the 10 shopping centers acquired and developed in 2000 and 1999 which contributed $1.5 million of the increase and an additional $4.9 million was primarily associated with recently developed and acquired properties included in the Core Portfolio Properties which were not fully assessed in 1999. These increases were offset by a decrease of approximately $0.2 million due to the sale of five properties in 1999 and 2000.

      General and administrative expenses increased $2.6 million, or 15.0%, to $20.4 million for the year ended December 31, 2000 as compared to $17.8 million in 1999. Total general and administrative expenses were approximately 4.3% and 4.1% of total revenues, including revenues of joint ventures, for the years ended December 31, 2000 and 1999, respectively (3.9% in 1999 after excluding a $0.8 million severance charge). In addition, the Company capitalized certain construction administration costs of $3.2 million and $2.5 million in 2000 and 1999, respectively.

      The increase in general and administrative expenses is attributable to the growth of the Company primarily related to shopping center acquisitions, expansions and developments (including those owned through joint ventures), the addition of several new key executives, employee benefits and the opening of a west coast office in conjunction with the Company’s increased ownership of assets on the west coast and property management responsibilities provided to Burnham in the fourth quarter of 2000.

      Interest expense, net of amounts capitalized, increased $9.0 million, or 13.2%, to $77.0 million for the year ended December 31, 2000 as compared to $68.0 million in 1999. The overall increase in interest expense was primarily related to the acquisition and development of 10 shopping centers during 2000 and 1999 and an increase in interest rates. The weighted average debt outstanding and related weighted average interest rate during 2000 was approximately $1.2 billion and 8.0%, respectively, as compared to approximately $1.1 billion and 7.2%, respectively, during 1999. Interest capitalized, in connection with development and expansion projects, was $18.2 million for the year ended December 31, 2000 as compared to $13.5 million in 1999.

      Depreciation and amortization expense increased $4.1 million, or 8.2%, to $54.2 million for the year ended December 31, 2000 as compared to $50.1 million in 1999. The increase was primarily attributable to the 10 shopping centers acquired and developed in 2000 and 1999 which contributed $2.5 million of the increase, an additional $1.6 million increase related to the expansions and improvements associated with the Core Portfolio Properties and approximately $0.3 million related to increased depreciation expense for personal property primarily associated with the relocation of the Company’s headquarters. These increases were offset by a decrease of approximately $0.3 million, relating to the sale of five shopping center properties in 1999 and 2000.

     Other

      Equity in net income of joint ventures decreased $1.9 million, or 10.1%, to $17.1 million in 2000 as compared to $19.0 million in 1999. A decrease of $5.2 million related to the Company’s sale of 60% of its half interest in the Community Centers Joint Venture. In addition, during the fourth quarter of 2000, an equity affiliate of the Company recognized a gain, net of tax, of approximately $1.7 million relating to the sale of five former Best Products locations. This gain was offset by a $1.8 million impairment write-off, net of tax, of an investment in a technology company. These reductions were offset by an increase of $2.0 million which was primarily attributable to the joint ventures formed in 2000 and 1999 and an additional increase of $1.3 million related to various other joint ventures formed prior to 1999.

      Equity in net income of minority equity investment, which relates to the Company’s equity investment in AIP, increased $0.5 million, to $6.2 million for the year ended December 31, 2000, as compared to $5.7 million for the same period in 1999. This increase is primarily attributable to an increase in operating income from the office and industrial properties owned by AIP. This increase was offset by certain basis differentials which resulted in adjustments to depreciation and amortization and, more significantly, to adjustments to gain (loss) on sale of assets. The basis differentials relate to certain adjustments that were made to the Company’s accounts to reflect the fair market value of the assets at the date of the Company’s initial investment in AIP. In addition, the $6.2 million net income from minority equity investment recorded in 2000 included a $4.9 million impairment loss on the then pending sale of 31 properties to Lend Lease which occurred in May 2001 partially offset by a $3.6 million gain from the sale of an office building in the fourth quarter of 2000. Accordingly, the Company’s equity in net income for AIP was adjusted, as discussed above, to reflect these basis differences. As of December 31, 2000, the Company owned approximately 9.7 million shares of AIP which approximated 46.0% of AIP’s total outstanding common shares.

      The expense relating to minority interests increased $7.8 million, to $19.6 million, or 65.9%, for the year ended December 31, 2000 as compared to $11.8 million in 1999. This expense represents the income allocation associated with the priority distributions relating to minority equity interests. An increase of $10.1 million relates to the issuance of Preferred Units by the Company’s operating partnerships’ in September 1999 and May 2000. These Preferred Units may be exchanged, under certain circumstances, into preferred shares of the Company. In addition, a $0.1 million increase related to minority interests in shopping centers. This increase was offset by a $2.4 million decrease due to the Company’s acquisition of the minority partner’s ownership interest in eleven properties and consequently retiring approximately 3.6 million OP Units in July 2000.

      Gain on disposition of real estate and real estate investments aggregated $23.4 million for the year ended December 31, 2000. In 2000, the Company sold several properties including shopping centers located in Stone

Mountain, Georgia; Florence, Kentucky; a portion of a shopping center in Las Vegas, Nevada and Wal-Mart stores in Camden, South Carolina and New Bern and Washington, North Carolina and its 50% joint venture interest in a recently developed shopping center in Fenton, Missouri. In addition, the Company sold 60% of its half interest in a joint venture which owns 10 operating shopping centers. In connection with the formation of a joint venture in February 2000, the Company sold one property, received cash and a 50% partnership interest.

      The loss on disposition of real estate and real estate investments aggregated $1.7 million for the year ended December 31, 1999. This loss primarily relates to the sale of a shopping center in Pensacola, Florida offset by the sale of four properties.

          Net Income

      Net income increased $13.4 million to $100.8 million for the year ended December 31, 2000 as compared to $87.4 million in 1999. The increase in net income was primarily attributable to increases in gain on sale of real estate and real estate investments of $25.1 million, increases in net operating revenues (total revenues less operating and maintenance expenses, real estate taxes, and general and administrative expense) aggregating $10.6 million, resulting from new leasing, re-tenanting and expansion of the Core Portfolio Properties and the 10 shopping centers acquired and developed in 2000 and 1999 and an increase in minority equity investment of $0.5 million. These increases were offset by a decrease of $1.9 million related to equity in net income from joint ventures and increases in interest expense, depreciation and amortization, and minority interest expense of $9.0 million, $4.1 million and $7.8 million, respectively.

FUNDS FROM OPERATIONS

      Management believes that Funds From Operations (“FFO”) provides an additional indicator of the financial performance of a Real Estate Investment Trust (“REIT”). FFO is defined generally and calculated by the Company as net income applicable to common shareholders excluding gains (or losses) from sales of depreciable real estate property and securities and extraordinary items, adjusted for certain non-cash items, principally real property depreciation, equity income from its joint ventures and equity income from its minority equity investment and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investment, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner.

      In 2001, FFO was $135.5 million as compared to $129.3 million in 2000 and $138.0 million in 1999. The increase in total FFO in 2001 is principally attributable to increases in revenues from the Core Portfolio Properties, acquisitions and developments and lower interest rates.

      The Company’s calculation of FFO is as follows (in thousands):

	Year Ended December 31,

	2001	2000	1999

Net income applicable to common shareholders (1)	$65,110	$73,571	$60,135
Depreciation and amortization of real estate investments	63,200	52,974	49,137
Equity in net income of joint ventures	(17,010)	(17,072)	(18,993)
Equity in net income of minority equity investment	(1,550)	(6,224)	(5,720)
Joint ventures’ FFO (2)	31,546	30,512	32,316
Minority equity investment FFO (3)	6,448	14,856	12,965
Minority interest (OP Units)	1,531	4,126	6,541
(Gain) loss on disposition of real estate and real estate investments	(16,688)	(23,440)	1,664
Impairment charge (4)	2,895	—	—

	$135,482	$129,303	$138,045

(1)	Includes straight-line rental revenues, which approximated $4.6 million in 2001 and 2000, and $4.1 million in 1999.

(2)	Joint ventures FFO is summarized as follows (in thousands):

	Year Ended December 31,

	2001	2000	1999

Net income (a)	$51,289	$41,545	$38,045
Depreciation and amortization of real estate investments	35,676	27,270	22,948
Loss (gain) on disposition of real estate and real estate investments (b)	97	86	(344)

	$87,062	$68,901	$60,649

DDRC ownership interests	$31,546	$30,512	$32,316

(a)	Includes straight-line rental revenue of approximately $4.6 million in 2001 and 2000, and $4.2 million in 1999. The Company’s proportionate share of straight-line rental revenues was $1.5 million, $1.9 million and $2.1 million in 2001, 2000 and 1999, respectively.

(b)	During the fourth quarter of 2000, an equity affiliate of the Company recognized a gain, net of tax, of approximately $1.7 million relating to the sale of five former Best Products locations. This gain was offset by a $1.8 million write-off, net of tax, of an investment in a technology company.

(3)	FFO for the year ended December 31, 2001 includes an add back of approximately $3.2 million relating to the Company’s proportionate share of loss on sale, including certain transaction related costs and severance charges which were incurred by AIP as a result of the Lend Lease sale and consummation of the merger with DDR.

(4)	During the second quarter of 2001, one of the Company’s retail tenants announced it was liquidating its inventory and closing its remaining stores. In assessing recoverability of its recorded assets associated with this tenant, including equity securities received through the tenant’s prior bankruptcy, the Company had initially estimated, based upon its prior experience with similar liquidations, that proceeds relating to the Company’s claims in liquidation would be sufficient to recover the aggregate recorded assets for this tenant. In the third quarter, the tenant completed its sale of inventory and auction of its real estate. The Company has not yet been informed of the tenant’s formal plan of liquidation. However, the Company believes that based on (i) lack of significant proceeds received by the tenant on its auction of real estate and the other assets, and (ii) lack of positive information disseminated from the tenant that would indicate recoverability of certain recorded amounts, a provision of $2.9 million would be recorded and reflected as an impairment charge within the statement of operations.

Acquisitions, Developments and Expansions

      During the three-year period ended December 31, 2001, the Company and its joint ventures expended $708 million, net, to acquire, develop, expand, improve and re-tenant its properties as follows (in millions):

	2001		2000		1999

Company:
Acquisitions	$289.3	(1)	$81.1	(2)	$78.3	(5)
Completed expansions	13.7		13.6		43.3
Developments and construction in progress	72.9		81.2		75.6
Tenant improvements and building renovations	6.1		6.3		6.6
Furniture and fixtures and equipment	2.5		0.4		5.3

	384.5		182.6		209.1
Less real estate sales and property contributed to joint ventures	(52.7)		(89.1)		(37.6)

Company total	331.8		93.5		171.5

Joint Ventures:
Acquisitions/ Contributions	213.1		91.2	(3)	96.5	(6)
Completed expansions	2.3		6.2		3.3
Developments and construction in progress	103.7		114.7		169.0
Tenant improvements and building renovations	4.9		1.9		1.5
Minority equity investment in AIP	(135.0	)(1)	(2.2)		42.2

	189.0		211.8		312.5
Less real estate sales	(16.9)		(115.9	)(2)	(26.5	)(5)

Joint ventures total	172.1		95.9		286.0

	503.9		189.4		457.5

Less proportionate joint venture share owned by others	(233.2)		(101.7)		(107.9)

Total DDR net additions	$270.7		$87.7	(4)	$349.6

(1)	The balance reflects the consolidation of the AIP assets in May, 2001.

(2)	Includes transfers to the Company in the aggregate amount of $76.7 million relating to the Nassau Pavilion development project, two former DDR OliverMcMillan projects and Phase II of the Salisbury, MD development project. All of which were previously held through joint venture interests.

(3)	Includes transfers from the Company to joint ventures in the aggregate amount of $39.6 million relating to the development project in San Antonio, TX, a transfer of the Phoenix, AZ property and the outparcel land at Round Rock, TX.

(4)	Does not include the Company’s sale of 60% of its half interest in the Community Center Joint Venture for approximately $163 million, as this transaction did not affect the change in assets at the joint venture level.

(5)	Includes a transfer of the Everett, MA development project to the Company and Salem, NH to an equity affiliate of the Company.

(6)	Includes a transfer of $20.4 million from the Company relating to the development project in Coon Rapids, MN and the transfer of the 13 remaining Best Products sites from the Retail Value Fund, which had an aggregate cost basis of $43.9 million at December 31, 1999.

2001 Activity

     Expansions:

      For the year ended December 31, 2001, the Company completed the expansion and redevelopment of seven shopping centers at an aggregate cost of $13.7 million. The completed expansions/redevelopments include shopping centers located in Fayetteville, AR; Crystal River, FL; Highland, IN; North Canton, OH; Durham, NC; Wilmington, NC; and North Charleston, SC. The Company is currently expanding/redeveloping five shopping centers located in Denver, CO; Lebanon, OH; North Olmsted, OH; Detroit, MI and St. Louis, MO at an aggregate projected cost of approximately $4.2 million. The Company is also scheduled to commence two additional expansion/redevelopment projects in North Little Rock, AR and Taylorsville, UT.

      For the year ended December 31, 2001, the Company’s joint ventures completed the expansion and redevelopment of three shopping centers at an aggregate cost of $2.3 million. The completed expansions/redevelopments include shopping centers located in Phoenix, AZ; Eagan, MN and Portland, OR. The Company’s joint ventures are currently expanding/redeveloping four shopping centers located in Atlanta, GA; Marietta, GA; Schaumburg, IL and Maple Grove, MN. An additional expansion at the North Canton, Ohio shopping center is also scheduled to commence construction.

     Acquisitions:

      In 2000, the Company announced it intended to acquire several west coast retail properties from Burnham through a joint venture with Prudential Real Estate Investors (“PREI”) and Coventry Real Estate Partners (“Coventry”) (which is 79% indirectly owned by the Company). The joint venture was funded as follows: 1% by Coventry, 20% by DDR, and 79% by Prudential. These properties were not part of Burnham’s liquidation portfolio. This purchase agreement with Burnham was entered into before Burnham’s shareholders approved its plan of liquidation. As of December 31, 2001, ten properties have been acquired at an aggregate cost of approximately $264 million. The Company earns fees for managing and leasing the properties, all of which are located in western states.

      The Company and Coventry also were selected to serve as Burnham’s liquidation agent pursuant to Burnham’s plan of liquidation. The liquidation portfolio originally included 42 properties aggregating 5.4 million square feet. The Company is providing property asset management services for this portfolio and receiving property asset management, leasing and development fees for its services at market rates. As of February 28, 2002, nine properties remain under management.

Development (Consolidated):

      The consolidated development projects are as follows:

•	A 577,000 square foot shopping center in Meridian, Idaho (a suburb of Boise). The 412,000 square foot Phase I of this center was substantially completed in 2000 and is anchored by a Wal-Mart Supercenter (not owned by the Company), Shopko, Shepler’s, Bed, Bath & Beyond, Office Depot, Old Navy, and Sportman’s Warehouse. Ross Dress for Less, additional retail tenants and several restaurants opened throughout 2001. Construction of Phase II is scheduled to commence in 2002, with completion scheduled for 2003.

•	A 622,000 square foot shopping center in Everett, Massachusetts was substantially completed in 2001. The center is anchored by Target (not owned by the Company), Home Depot, Bed, Bath & Beyond, OfficeMax and PetsMart (all of which were open as of March 31, 2001). In addition, Old Navy, Michael’s, Pier One Imports, Famous Footwear, Chuck E Cheese and Dress Barn opened during the balance of 2001.

•	A 157,000 square foot shopping center in Kildeer, Illinois, which is located adjacent to the Company’s joint venture shopping center located in Deer Park, Illinois. The Kildeer project had its grand opening in November 2001, which included the following tenants: Bed, Bath & Beyond, Circuit City, Cost Plus World Market, Old Navy and miscellaneous shops.

•	A 460,000 square foot shopping center in Princeton, New Jersey adjacent to the Company’s existing center, which includes the following tenants: Kohl’s, Wegman’s, Michael’s, Target (not owned by the Company) and Dick’s. All of these tenants opened during 1999 and 2000. The project also includes 55,000 square feet of additional retail space, which was substantially completed in 2001.

•	The Company intends to break ground during 2002 on two shopping center developments located in Riverdale, Utah and Long Beach, California.

•	The Company intends to commence construction during 2002 on the central quadrant of the Coon Rapids, Minnesota, Riverdale Village Shopping Center. This development will create an additional 278,000 square feet of retail space.

Development (Joint Ventures):

      The Company has joint venture development agreements for eight shopping center projects. These eight projects have an aggregate projected cost of approximately $350.2 million. Five of the projects were substantially completed in 2001; the three remaining projects are currently scheduled for completion during 2002.

      The Company is currently financing five of these projects through the PREI/ DDR Retail Value Fund. This fund, which is owned 74.25% by PREI, 24.75% by the Company and 1% by Coventry, invests in retail properties within the United States that are in need of substantial retenanting and market repositioning and may also make equity and debt investments in companies owning or managing retail properties, as well as third party development projects that provide significant growth opportunities. These projects are located in Long Beach, CA (CityPlace); Plainville, CT; Deer Park, IL; Round Rock, TX and San Antonio, TX. Construction has been substantially completed and the centers are open for business at the Deer Park, IL; Plainville, CT; Round Rock, TX and San Antonio, TX locations. The remaining three projects are located in Littleton, CO; Coon Rapids, MN and St. Louis, MO.

Dispositions:

      The Company will selectively dispose of low growth assets and re-deploy the sales proceeds into new real estate opportunities at higher returns and/or to repay debt. For the year ended December 31, 2001, the Company sold certain real estate assets and received aggregate proceeds of approximately $65.2 million. In January 2001, the Company sold a 190,000 square foot shopping center in Ahoskie, North Carolina for a purchase price of approximately $8.3 million. In April 2001, the Company sold a 35,500 square foot shopping center in Rapid City, South Dakota for approximately $2.4 million. In June 2001, the Company sold a 250,000 square foot shopping center in Highland Heights, Ohio for approximately $27.5 million. In July 2001, the Company sold a 190,000 square foot shopping center in Toledo, Ohio (Airport Square) for approximately $14.8 million. In October 2001, the Company sold a 13,000 square foot shopping center in Zanesville, Ohio for approximately $1.2 million. In December 2001, the Company sold a 30,000 square foot shopping center in Gahanna (New Albany), Ohio for approximately $4.2 million and an office building in San Diego, California for approximately $6.8 million. In addition, during the fourth quarter of 2001, the Company also received proceeds of approximately $8.2 million relating to land sales. Proceeds from the above sales were used to repay amounts outstanding on the Company’s revolving credit facilities.

      For the year ended December 31, 2001, the Company’s joint ventures sold certain real estate assets and received aggregate proceeds of approximately $11 million of which the Company received approximately $7 million realized through loan repayments from the joint ventures. In June 2001, a former Best Products location was sold in El Paso, Texas for approximately $1.9 million and a land parcel in San Diego was sold for approximately $3.0 million. In August 2001, a former Best Products location was sold in Lawrenceville, New Jersey for approximately $3.8 million. In October 2001, a former Best Products location was sold in Dayton, Ohio for approximately $1.8 million. Proceeds from these sales were used to repay amounts outstanding on the Company’s revolving credit facilities.

Strategic Transactions:

      The Company completed its previously announced merger with AIP following AIP shareholders’ approval of the plan of merger on May 14, 2001. AIP’s shareholders also approved the sale of 31 industrial assets to an affiliate of Lend Lease Real Estate Investments, Inc. (“Lend Lease”) for $292.2 million, which closed on May 14, 2001, immediately prior to the merger.

      Under the merger agreement, all common shareholders’ interests, other than DDR’s, were effectively redeemed and each shareholder received a final cash payment equal to $12.89 per share which was funded from proceeds received from the asset sale to Lend Lease. In addition, in January 2001, all AIP shareholders, including

DDR, received a special dividend of $1.27 per share associated with the sale of the Manhattan Towers office building in November 2000 for $55.3 million.

      The merger of a subsidiary of DDR (DDR Transitory Sub, Inc.) into AIP provided DDR with complete ownership of AIP’s 39 remaining properties after the sale to Lend Lease. This portfolio was comprised of 31 industrial properties, six office properties, two retail properties and 23.7 acres of undeveloped land. DDR intends to operate the assets as part of its portfolio and at the same time pursue opportunities to sell some or all of the industrial and office assets through an orderly strategic disposition program. From the date of the merger, the AIP assets, liabilities and operating results are consolidated in the Company’s financial statements. Prior to the merger and since 1999, the Company owned a 46% common stock interest which was accounted for under the equity method of accounting. The Company’s effective purchase of the remaining interest in AIP through the redemption of all other shareholders, as previously described, was accounted for as a step acquisition.

2000 Activity

      In April 2000, the Company purchased a 199,000 square foot shopping center in Brentwood, Tennessee for approximately $22.6 million. In December 2000, the Company purchased two properties from Burnham in which the Company’s 20% ownership interest aggregated $9.7 million.

      In 2000, the Company and its joint ventures completed ten expansion projects at an aggregate cost of $13.6 million and $6.2 million, for wholly-owned projects and joint venture projects, respectively. During 2000, the Company completed construction of a 186,000 square foot shopping center in Oviedo, Florida and Phase II of a 268,000 square foot shopping center in Toledo, Ohio.

      During 2000, the Company sold real estate assets or joint venture interests therein with an aggregate value of approximately $250 million. In December 2000, the Company sold to Wal-Mart its occupied space in the New Bern and Washington, North Carolina shopping centers for an aggregate sales price of approximately $20.7 million. In addition, the Company sold its 50% interest in a joint venture property located in Fenton, Missouri for approximately $14.3 million. An equity affiliate of the Company, DD Development Company, Inc., sold five of the remaining twelve sites formerly occupied by Best Products for approximately $25.1 million.

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

      In February 2000, the Company entered into an agreement to sell 60% of its half interest in the Community Centers Joint Venture to DRA Advisors, Inc. (“DRA”) at a price of approximately $163 million comprised of cash of approximately $66 million and debt assumed of $97 million. Subsequent to this transaction, the Company’s ownership in the joint venture is effectively 20% with funds advised by DRA owning 80%. The Company continues to be responsible for the day-to-day management of the shopping centers and receives fees for such services.

      In February 2000, the Company formed a joint venture with DRA whereby the Company contributed a wholly-owned property in Phoenix, Arizona valued at approximately $26.7 million and related mortgage debt of $18.0 million and, in exchange, received a 50% equity ownership interest in the joint venture and cash proceeds of approximately $4.3 million. The Company continues to manage and operate the shopping center and receives fees for such services.

      Proceeds from the above sales in 2000 were used to repay amounts outstanding on the Company’s revolving credit facility, repurchase 4.7 million common shares in open market transactions and to fund the Company’s investment relating to the Burnham acquisition.

      In December 2000, an equity affiliate of the Company terminated its entity level investment with DDR OliverMcMillan. In settlement of advances to DDR OliverMcMillan, the Company, through its equity affiliate, received two operating properties, one of which is located in Reno, Nevada and the other located in Oceanside, California; a development project in Long Beach, California; residual land located in San Diego, California and notes receivable, secured by real estate transferred to OliverMcMillan. The aggregate value associated with these assets was approximately $37 million. The Oceanside, California and Reno, Nevada property and certain notes receivable aggregating $18 million were transferred/assigned from the equity affiliate to the Company in 2000.

1999 Activity

      In July 1999, the Company acquired Deer Valley Towne Center, a 198,000 square foot shopping center in Phoenix, Arizona, for an aggregate purchase price of $25.8 million. The Company transferred this property in February 2000 to a 50% owned joint venture with DRA. In November 1999, the Company acquired, through a 50% owned joint venture, the fourth phase of a shopping center in Phoenix, Arizona which aggregated 125,000 square feet. The total purchase price for the fourth phase of this center aggregated approximately $15.6 million. In April 1999, the Company acquired a 50% interest in a 206,000 square foot shopping center in St. Louis, Missouri. The joint venture’s aggregate purchase price was $16.6 million and included the assumption of debt aggregating $13.0 million. In 1999, the Company acquired 3.8 million additional common shares of AIP for approximately $57.3 million. At December 31, 1999, the Company’s ownership in AIP approximated 46% of the total outstanding shares of AIP.

      In June 1999, DD Development Company, Inc. acquired PREI’s limited partnership interest in a joint venture, Hendon/ DDR/ BP, LLC, which owned 15 sites formerly occupied by Best Products at a cost of approximately $29.7 million. As a result, the Company’s aggregate investment in the joint venture increased to approximately $36 million. In addition, in June 1999, Hendon/ DDR/ BP, LLC entered into a $25 million mortgage with a financial institution secured by the leased sites. The net financing proceeds were used to repay advances made by the Company to the joint venture.

      During 1999, the Company, on a wholly-owned basis and through certain joint ventures, completed fourteen expansion projects at an aggregate cost of $46.6 million. The Company completed construction of a 185,000 square foot shopping center in Solon, Ohio; a 200,000 square foot Phase II development of its shopping center in Erie, Pennsylvania; Phase I of the 282,000 square foot shopping center in Toledo, Ohio; Phase I of the 185,000 square foot shopping center in Oviedo, Florida and a 170,000 square foot Phase II development in Macedonia, Ohio. The Company through certain joint ventures completed construction of a 170,278 square foot shopping center in Salem, New Hampshire; Phase I of a 310,475 square foot shopping center in Salisbury, Maryland, which was acquired by the Company in 1999, and Phase I of a 569,340 square foot shopping center in Plainville, Connecticut.

OFF BALANCE SHEET ARRANGEMENTS

      The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures. The Company has investments in operating properties, development properties, a management and development company and the two Taxable REIT Subsidiaries. Such arrangements are generally with institutional investors and various developers located throughout the United States.

      In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates has agreed to fund the required capital associated with approved development projects aggregating approximately $83.2 million. These obligations, comprised principally of construction contracts, are generally due in twelve to eighteen months and are expected to be financed through new or existing construction loans.

      The Company has provided disproportionate funding, typically in the form of loans, to certain unconsolidated entities in the amount of $34.5 million. These entities are current on all debt service owing to DDR.

      The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.

      The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $1.2 billion and $942.5 million at December 31, 2001 and 2000, of which the Company’s proportionate share was $401.1 million and $322.8 million, respectively. Such mortgages and construction loans are generally non-recourse to the Company and it partners. Certain mortgages may have recourse to its partners in certain limited situations such as misuse of funds and material misrepresentations.

      Certain of the Company’s joint venture arrangements provide that the Company’s partner can convert its interest in the joint venture into shares of DDR’s common stock. The number of shares DDR would be required to issue would be dependent upon the then fair value of the partner’s interest in the joint venture divided by the then fair value of DDR’s common stock. The Company can elect to substitute cash for common shares. At December 31, 2001, assuming such conversion options were exercised, and shares were issued, an additional $252.5 million of mortgage indebtedness relating to the joint ventures which contain these provisions would be recorded in the Company’s balance sheet. However, it is the Company’s intention to settle such conversions in cash. As a result, the Company’s debt balance would increase by both the existing debt relating to these joint ventures, as previously referred to, as well as potential additional debt which would be incurred to finance the purchase of the equity of the other partner. The Company does not anticipate that its joint venture partners will exercise their rights pursuant to the aforementioned conversion rights as these institutional investors typically do not invest in equity securities.

FINANCING ACTIVITIES

      The acquisitions, developments and expansions were generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, unsecured public debt, common equity offerings, joint venture capital, Preferred Units, OP Units and asset sales. Total debt outstanding at December 31, 2001 was approximately $1.3 billion as compared to approximately $1.2 billion and $1.1 billion at December 31, 2000 and 1999, respectively. In 2001, the increase in the Company’s outstanding debt is due primarily to the merger of the AIP properties and the funding of acquisition, development and expansion activity offset by asset sales and the issuance of 3.2 million common shares in December 2001.

      In January 2001, the Company entered into a $100 million, two year swap agreement, converting a portion of the variable rate debt on the Company’s primary unsecured credit facility to a fixed rate of approximately 6.3%.

      In April 2001, the Company entered into a 10 year, $156 million, financing agreement secured by five properties with a fixed coupon interest rate of approximately 6.9%. Proceeds were effectively used to repay amounts outstanding on the Company’s revolving credit facilities and to repay an $8.1 million mortgage scheduled to mature in July 2001.

      In December 2001, the Company completed a 3.2 million registered common share offering. Net proceeds of approximately $57.9 million were used to repay amounts outstanding under the Company revolving credit facilities.

      A summary of the aggregate gross proceeds raised through the issuance of common shares, construction loans, a term loan, Preferred Units and OP Units (units are issued by the Company’s partnerships) issued as consideration for the purchase of real estate assets aggregating $513.2 million during the three-year period ended December 31, is as follows (in millions):

	2001	2000	1999

Equity:
Common shares	$58.7	$—	$—
Operating partnership units	—	—	2.7
Preferred partnership units	—	105.0	75.0

Total equity	58.7	105.0	77.7
Debt:
Secured loans	201.3	40.1	8.3
Unsecured term loan	22.1	—	—

Total debt	223.4	40.1	8.3

	$282.1	$145.1	$86.0

      During the year ended December 31, 2001, the Company also assumed mortgage debt in conjunction with the merger of AIP aggregating $147.6 million.

      In February 2002, the Company completed a 1.7 million registered common share offering. Net proceeds of approximately $33.2 million were used to repay amounts outstanding under the Company’s revolving credit facilities.

      The Company filed a registration statement on Form S-11, which was declared effective on February 25, 2002, to register 2.8 million common shares to be issued in connection with a Purchase and Sale Agreement among the Company and Burnham, Burnham Pacific Operating Partnership, L.P., and BPP/ Van Ness, L.P. Under the terms of the purchase agreement, the Company acquired one real property asset and all of Burnham’s direct and indirect partnership and membership interests in another real property asset in exchange for $64.5 million, consisting of at least $15.1 million in cash and, at the Company’s option, some or all of the 2.8 million common shares offered pursuant to the registration statement on the aforementioned Form S-11 or additional cash. One property is located in downtown San Francisco, California, which is an eight-story building with over 123,000 square feet of leasable space and had been designated as a National Historic Landmark. The second property is located in a suburb of San Francisco, California, and contains over 245,000 square feet of leasable space. This transaction closed February 28, 2002, and the Company issued approximately 2.5 million common shares in connection with the transaction valued at $49.2 million.

LIQUIDITY AND CAPITAL RESOURCES

      The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and principal payments on outstanding indebtedness, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of common shares, OP Units and joint venture capital, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities in 2001 as compared to 2000 was primarily attributable to shopping center acquisitions and developments completed in 2001 and 2000, new leasing, expansion and re-tenanting of the Core Portfolio Properties, decreased interest rates and distributions from the Company’s minority equity investment, prior to the AIP merger.

      The Company’s cash flow activities are summarized as follows (in thousands):

	Year ended December 31,

	2001	2000	1999

Cash flow from operating activities	$174,326	$146,272	$152,930
Cash flow from investing activities	(37,982)	(20,579)	(209,708)
Cash flow from financing activities	(121,518)	(127,442)	60,510

      The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share dividends of $110.5 million in 2001 as compared to $107.4 million and $112.5 million in 2000 and 1999, respectively. Accordingly, federal income taxes were not incurred at the corporate level. The Company’s common share dividend payout ratio for the year approximated 62.5% of its 2001 FFO as compared to 65.2% and 66.5% in 2000 and 1999, respectively.

      In December 1999, the REIT Modernization Act (“RMA”) was passed by the federal government. The RMA, which was effective on January 1, 2001, allows REITs to own a Taxable REIT Subsidiary (“TRS”) which can provide certain services to a REIT’s tenants without disqualifying the rents that a REIT receives from those tenants and also permits the REIT to increase fee related revenues. In addition, the RMA lowers the distribution requirements for a REIT from 95% to 90% of its ordinary taxable income. TRS status was elected during the first quarter of 2001 for its two existing taxable non-voting equity investments.

      The Company’s Board of Directors approved an intention to increase in the 2002 quarterly dividend per common share to $0.38 from $0.37 in February 2002. It is anticipated that the new dividend level will continue to result in a conservative payout ratio. A low payout ratio enables the Company to retain more capital which will be utilized towards attractive investment opportunities in the development, acquisition and expansion of portfolio properties or for debt repayment.

CAPITALIZATION

      At December 31, 2001, the Company’s capitalization consisted of $1.3 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $401.1 million as compared to $322.8 million in 2000), $518.8 million of preferred stock and Preferred Units and $1,155.4 million of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 2001 of $19.10) resulting in a debt to total market capitalization ratio of .44 to 1.0 as compared to the ratios of .49 to 1.0 and .48 to 1.0 at December 31, 2000 and 1999, respectively. At December 31, 2001, the Company’s total debt consisted of $974.1 million of fixed rate debt, including $200 million of variable rate debt which has been effectively swapped to a weighted average fixed rate of approximately 6.96%, and $334.2 million of variable rate debt.

      It is management’s intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financings or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investor Services (Baa3, stable outlook) and Standard and Poor’s (BBB negative outlook). As of December 31, 2001, the Company had a shelf registration statement with the Securities and Exchange Commission under which $691.3 million of debt securities, preferred shares or common shares may be issued. After taking into account the 2002 transactions discussed above, the Company has $656.3 million remaining on its shelf registration statement.

      The Company’s credit facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be issued, contain certain financial and operating covenants, including, among other things, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and consolidations and certain acquisitions. Although the Company intends to operate in compliance with these covenants, if the Company was to violate those covenants the Company may be subject to higher finance costs and fees. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on the Company’s financial condition and results of operations.

      In addition to the shelf registration statement described above, as of December 31, 2001, the Company had $203 million available under its $605 million revolving credit facilities. As of December 31, 2001, the Company also had 124 operating properties generating $192.4 million, or 59.7%, of the total revenue of the Company for the year ended December 31, 2001 which were unencumbered, thereby providing a potential collateral base for future borrowings.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

      The Company had debt obligations relating to its revolving credit facilities, term loan, fixed rate senior notes and mortgages payable with maturities ranging from 1 to 26 years. In addition, the Company has non-cancelable operating leases, principally for office space and ground leases. These obligations are summarized as follows for the subsequent five years ending December 31 (in thousands):

		Operating
Year	Debt	Leases

2002	$157,641	$2,021
2003	479,318	1,994
2004	71,613	1,986
2005	7,881	2,195
2006	28,740	2,164
Thereafter	563,108	19,089

	$1,308,301	$29,449

      The debt maturities in 2002 will be refinanced through operating cash flow, revolving credit facilities, asset sales and new debt financings. It is anticipated that project loans of approximately $81.9 million and the $30 million revolving credit facility with National City Bank will be extended and/or refinanced on similar terms. It is anticipated that mortgage loans aggregating $15.7 million and senior notes of $28 million will be repaid from operating cash flow and revolving credit facilities.

      The 2003 maturities include $376 million of revolving credit debt. This revolving credit facility is expected to be extended for an additional two year period during the second quarter of 2002. Mortgage loans of approximately $21.5 million and senior notes of $25 million are expected to be repaid from operating cash flow, revolving credit facilities and/or other unsecured debt or equity financings. Construction loans and term loans aggregating $50.5 million are expected to be refinanced or extended on similar terms.

      No assurance can be provided that the aforementioned maturities will be refinanced as anticipated.

      In conjunction with the development of shopping centers, the Company has entered into commitments for its wholly owned properties of $8.3 million. These obligations, comprised principally of construction contracts, are generally due in twelve to eighteen months and are expected to be financed through new or existing construction loans.

      In 1998, the Company guaranteed a five-year personal loan program aggregating $15 million for certain of the Company’s current and former executives to purchase 974,663 common shares of the Company.

      See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements” within this item 7.

INFLATION

      Substantially all of the Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses are often related to increases in the consumer price index or similar inflation indices. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation. In addition, many of the Company’s leases are for terms of less than ten years, which permits the Company to seek increased rents upon renewal at market rates.

ECONOMIC CONDITIONS

      Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate markets and geographic regions with differing intensities and at different times. In 2001, many regions of the United States experienced varying degrees of economic recession. A continuation of the economic recession, or further adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by one or more discount department stores (Wal-Mart, Kmart, Target), off price department stores (Kohl’s, TJ Maxx/ Marshalls), home improvement stores (Home Depot, Lowes) and supermarkets which generally offer day-to-day necessities, rather than high-priced luxury items. Since these merchants typically perform better in an economic recession than those who market high priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

      As indicated above, many regions experienced varying degrees of economic recession and the tragic events of September 11, 2001 accelerated certain recessionary trends. The Company believes, however, that these tragic events did not have a material effect on the Company’s portfolio due to the quality of the real estate and the strength of the tenant mix. During 2001, several value-oriented retailers consistently posted positive same store sales results. This reflected consumers’ pronounced shift toward discount and value-oriented retailers rather than traditional department stores and enclosed mall specialty retailers, which continued to display weakening sales trends. According to Merrill Lynch (Retail Real Estate Same Store Monitor, January 20, 2002), community center retailers posted same store sales increases ranging from 5.4% to 7.0% during the December 2001 holiday shopping season. In contrast, enclosed mall anchors displayed same store sales decreases of 2.4% and enclosed mall specialty retailers’ same store sales fell 5.1%. Merrill Lynch expects that value-oriented community shopping center tenants will open slightly more stores in 2002 than they did in 2001.

      The retail-shopping sector has been impacted by the competitive nature of the retail business and the competition for market share where the stronger retailers have out-positioned some of the weaker retailers. This positioning is taking market share away from weaker retailers and forcing them, in some cases, to declare bankruptcy or close stores. In January 2002, Kmart, the Company’s second largest retailer representing approximately 2.7% of the Company’s proportionate share of shopping center base rental revenues as of December 31, 2001, filed for protection from its creditors under Chapter 11 of the bankruptcy code. The Company and its joint ventures have 26 leases involving Kmart aggregating 2.3 million square feet. The Company’s weighted average proportionate share of base rent per square foot is $3.11 as of December 31, 2001 for the Kmart leases. Considering the low cost per square foot that Kmart pays combined with the shopping center locations, the Company does not expect to incur significant losses resulting from this bankruptcy. Also, certain retailers such at Toy-R-Us, Office Max and Charming Shoppes have announced store closings. Notwithstanding such closures, the Company does not expect to have any significant losses associated with these tenants. Overall, the industry trends for the Company’s portfolio and business is strong and the portfolio continues to be stable. The negative news relating to the tenants tend to attract attention, yet vacancies created by unsuccessful tenants may also create opportunities to increase rent. Although the Company has a number of tenants filing for protection under bankruptcy laws and the Company has experienced a temporary decrease in occupancy rates due to certain bankruptcies (i.e., HomePlace and various other retailers), leasing activity continues to be active. The Company believes that the credit quality of its major tenants in the portfolio including Wal-Mart, Kohl’s, Target, Lowe’s, Home Depot, TJ Maxx, Bed, Bath & Beyond and Best Buy represent solid retailers and this is further evidenced by the continued same store tenant sales growth of the Company’s portfolio which has increased from $221 per square foot at December 31, 1996 to $251 per square foot at December 31, 2001. In addition, the Company believes that the quality of its shopping center portfolio is strong and is evidenced by the high historical occupancy rates which have ranged from 94% to 97%. Also, average base rental rates increased from $5.48 to $10.05 since operating as a public company in 1993.

LEGAL MATTERS

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

      The verdict is subject to various post-trial motions and appeal. Management believes that it is probable the verdict will ultimately be reversed, in whole or in substantial part, and accordingly no loss provision has been recorded in the accompanying financial statements. Although there can be no assurances as to the ultimate outcome, management does not believe that an adverse final determination, if any, will be material in relation to the Company’s cash flows, liquidity or financial condition. However, amounts awarded, if any, to the plaintiff upon final resolution of this matter, could adversely affect the Company’s results of operations in the period it is recorded. Further, a determination has not been made as to the proportionate distribution of the contingent loss, if any, between the defendants.

      In addition to the judgment discussed above, the Company and its subsidiaries are also subject to other legal proceedings. All such proceedings, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

NEW ACCOUNTING STANDARDS

      On January 1, 2001, the Company adopted SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires all derivative instruments to be carried at fair value on the balance sheet. At that time, the Company designated all of its interest rate swaps as cash flow hedges in accordance with the requirements of SFAS 133.

      In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect adjustment of approximately $1.4 million as an other comprehensive loss with an offset to other liabilities on the consolidated balance sheet, relating to the fair value of the hedging instruments designated as cash flow hedges.

      In June 2001, the FASB issued SFAS No. 141 — “Business Combinations” which addresses financial accounting and reporting for business combinations. This standard also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The provisions of SFAS 141 require the use of purchase accounting for all business combinations and the separate allocation of purchase price to intangible assets if specific criteria are met. The provisions of this SFAS apply to all business combinations initiated after June 30, 2001. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations or cash flows.

      In June 2001, the FASB issued SFAS No. 142 — “Goodwill and Other Intangibles” which addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This standard also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The significant provisions provide that goodwill and indefinite life intangible assets are no longer amortized but are reviewed annually for impairment. Intangible assets that have finite useful lives should continue to be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and intangible assets for impairment. The new standard becomes effective for the Company for the year ending December 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations or cash flows.

      In October 2001, the FASB issued SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. The Company will adopt this standard effective January 1, 2002. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations or cash flows. However, the Company expects the adoption of this standard to impact the presentation of its financial statements by requiring the Company to classify the disposals of properties with operations that can be distinguished from the rest of the entity as discontinued operations.

Item 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company’s primary market risk exposure is interest rate risk. At December 31, 2001 and 2000, approximately 75.0% and 61.9%, respectively, of the Company’s debt (excluding joint venture debt) bore interest at fixed rates with a weighted average maturity of approximately 6.5 years and 7.1 years, respectively, and a weighted average interest rate of approximately 7.4% and 7.5%, respectively. The remainder of the Company’s debt bears interest at variable rates with a weighted average maturity of approximately 1.3 years and 1.9 years, respectively, and a weighted average interest rate of approximately 3.3% and 7.8%, respectively, at December 31, 2001 and 2000.

      As of December 31, 2001 and 2000, the Company’s joint ventures’ fixed rate indebtedness aggregated $949.0 million and $731.6 million, respectively, including $78.0 million of variable rate debt which was swapped to a weighted average fixed rate of approximately 6.58%, of which the Company’s proportionate share was $311.9 million and $268.6 million, respectively. In addition, as of December 31, 2001 and 2000, the Company’s joint ventures variable rate indebtedness aggregated $264.4 million and $248.2 million, respectively, of which the Company’s proportionate share was $89.2 million and $54.3 million, respectively.

      The Company intends to utilize variable rate indebtedness available under its revolving credit facilities and construction loans in order to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent that the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company believes, however, that it is unlikely that any increases in interest expense as a result of inflation would significantly impact the Company’s distributable cash flow.

      At December 31, 2001, the interest rate risk on $200.0 million of consolidated floating rate debt and $78 million of joint venture floating rate debt, of which $12.6 million is the Company’s proportionate share, has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions.

The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company’s three interest rate swaps have a fair value which represents a liability of $7.7 million at December 31, 2001, carry a notional amount of $50 million, $50 million and $100 million and convert variable rate debt to a fixed rate of 7.57%, 7.5725% and 6.34%, respectively. The Company’s joint venture interest rate swaps have a fair value which represents a liability of $2.6 million, of which $0.4 million is the Company’s proportionate share, at December 31, 2001, carry a notional amount of $38 million, $20 million and $20 million and convert variable rate debt to a fixed rate of 6.603%, 6.55% and 6.58%, respectively. The fair value of the Swaps is calculated based upon expected changes in future LIBOR rates.

      At December 31, 2001 and 2000, the fair value of the Company’s fixed rate debt, including the $200 million and $100 million, respectively, which was swapped to a fixed rate, amounted to a liability of $990.3 million and $747.3 million, respectively (excluding joint venture debt and including the fair value of interest rate swaps which was a liability of $207.7 million at December 31, 2001), compared to its carrying amount of $974.1 million and $759.6 million, respectively. The Company’s proportionate share of the fair value of the joint venture fixed rate debt was $320.8 million and $267.1 million, respectively, (including the fair value of the interest rate swaps which was a liability of $13.0 million at December 31, 2001) compared to its carrying amount of $311.9 million and $268.6 million, respectively.

      The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2001 and 2000 would have changed the fair value of the Company’s fixed rate debt to a liability of approximately $1.0 billion and $783.0 million, respectively, (which includes a change in the fair value of the interest rate swaps to a liability of $209.6 million at December 31, 2001) and would have changed the fair value of the Company’s proportionate share of joint venture fixed rate debt to a liability of $332.5 million and $278.2 million, respectively (which includes a change in the fair value of the interest rate swaps to a liability of $13.2 million at December 31, 2001).

      The sensitivity to changes in interest rates of the Company’s and its joint ventures fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

      Further, a 100 basis point increase in short term market interest rates at December 31, 2001 and 2000 would result in an increase in interest expense of approximately $3.3 million and $4.7 million, respectively for the Company and $0.9 million and $0.5 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt, for the respective periods. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

      The Company also has made advances to several partnerships in the form of notes receivable which accrue interest at rates ranging from LIBOR plus 1.10% to fixed rate loans of 12%. Maturity dates range from payment on demand to November 2005. The total amount receivable at December 31, 2001 and 2000 was $42.5 million and $58.8 million, respectively, of which approximately 36.5% and 28.8% were fixed rate loans with the remainder at variable rates. At December 2001 and 2000, the fair value of the Company’s fixed rate loan receivables was $15.7 and $16.9 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at December 31, 2001 and 2000 would have changed the fair value of the Company’s fixed rate loan receivables to an asset of $16.1 million and $17.5 million, respectively. The estimated increase in interest income does not give effect to possible changes in the daily outstanding balance of the variable rate loan receivables.

      The Company and its joint ventures intend to continuously monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In October 2000 and January 2001, the Company entered into three interest rate swap agreements, each for two year terms, aggregating $200 million, converting a portion of the variable rate to a fixed rate of approximately 6.96%. In March and May 2001, the Company’s joint ventures entered into three interest rate swap agreements, two at $20 million for a two year term and one at $38 million for a three year term, aggregating $78 million, converting a portion of the variable rate mortgage debt to a fixed rate of approximately 6.58%. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2001, the Company had no other material exposure to market risk.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is incorporated by reference to the information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 14, 2002, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

      Incorporated herein by reference to the “Executive Compensation” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 14, 2002.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 14, 2002.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference to the “Certain Transactions” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 14, 2002.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      a.) 1. Financial Statements

The following documents are filed as a part of this report:

Report of Independent Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Statements of Operations for the three years ended December 31, 2001.

Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2001.

Consolidated Statements of Cash Flows for the three years ended December 31, 2001.

Notes to the Consolidated Financial Statements

         2. Financial Statement Schedules

The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:

Schedule

II Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2001

III Real Estate and Accumulated Depreciation at December 31, 2001

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

      b.) Current Reports on Form 8-K were filed on May 18, 2001 and February 22, 2002 in which information regarding Item 5 of Form 8-K was reported.

      c.) Exhibits

      The following exhibits are filed as part of or incorporated by reference into, this report:

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

2	2.1	Share Purchase Agreement between the Company and American Industrial Properties REIT (“AIP”), dated as of July 30, 1998	AIP’s Current Report on Form 8-K (Filed with the SEC on August 5, 1998, SEC file number 1-9016)
2	2.2	Amendment No. 1 to the Share Purchase Agreement between the Company and AIP dated as of September 14, 1998	Amendment No. 1 to Schedule 13D (Filed with the SEC with respect to AIP by the Company on September 17, 1998, SEC file number 1-9016)
2	2.3	Purchase and Sale Agreement, dated as of December 17, 2001 among the Company and Burnham Pacific Properties, Inc., Burnham Pacific Operating Partnership, L.P., and BPP/ Van Ness, L.P.	Form S-11 Registration No. 333-76278 (Filed with the SEC on January 4, 2002; see Exhibit 2 therein)
3	3.1	Amended and Restated Articles of Incorporation of the Company	Filed herewith
3	3.2	Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
4	4.1	Specimen Certificate for Common Shares	Form S-11 Registration No. 33-54930 (Filed with the SEC on November 23, 1992)
4	4.2	Specimen Certificate for Depositary Shares Relating to 9.5% Class A Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
4	4.3	Specimen Certificate for 9.5% Class A Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

4	4.4	Specimen Certificate for Depositary Shares Relating to 9.44% Class B Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
4	4.5	Specimen Certificate for 9.44% Class B Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
4	4.6	Form of Indemnification Agreement	Form S-11 Registration No. 33-54930 (Filed with the SEC on November 23, 1992)
4	4.7	Indenture dated as of May 1, 1994 by and between the Company and Chemical Bank, as Trustee	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.8	Indenture dated as of May 1, 1994 by and between the Company and National City Bank, as Trustee (the “NCB Indenture”)	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.9	First Supplement to NCB Indenture	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.10	Shareholder Rights Agreement dated as of May 26, 1999 between the Company and National City Bank	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
4	4.11	Specimen Senior Note due May 15, 2000	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
4	4.12	Loan Agreement dated as of May 15, 1997, between Community Centers One L.L.C., Community Centers Two L.L.C., Shoppers World Community Center, L.P. and Lehman Brothers Holdings Inc., d/b/a/ Lehman Capital, a Division of Lehman Brothers Holdings, Inc.	Current Report on Form 8-K (Filed with the SEC on June 18, 1997)
4	4.13	Amended and Restated Promissory Note, dated as of May 15, 1997, between Community Centers Two L.L.C. and Shoppers World Community Center L.P. and Lehman Brothers Holdings Inc., d/b/a/ Lehman Capital, a Division of Lehman Brothers Holdings, Inc.	Current Report on Form 8-K (Filed with the SEC on June 18, 1997)
4	4.14	Amended and Restated Promissory Note, dated as of May 15, 1997, between Community Centers One L.L.C. and Lehman Brothers Holdings Inc., d/b/a/ Lehman Capital, a Division, of Lehman Brothers Holdings, Inc.	Current Report on Form 8-K (Filed with the SEC on June 18, 1997)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

4	4.15	Amended and Restated Promissory Note, dated as of May 15, 1997, between Community Centers One L.L.C. and Lehman Brothers Holdings Inc., d/b/a/ Lehman Capital, a Division of Lehman Brothers Holdings, Inc.	Current Report on Form 8-K (Filed with the SEC on June 18, 1997)
4	4.16	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.17	Form of Floating Rate Senior Medium- Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.18	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.19	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.20	Specimen Certificate for Depositary Shares Relating to 8 3/8% Class C Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 2, 1998)
4	4.21	Specimen Certificate for 8 3/8% Class C Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 2, 1998)
4	4.22	Specimen Certificate for Depositary Shares Relating to 8.68% Class D Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on August 18, 1998)
4	4.23	Specimen Certificate for 8.68% Class D Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on August 18, 1998)
4	4.24	Third Amended and Restated Credit Agreement dated as of June 27, 2000 among the Company and Banc One Capital Markets, Inc., and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2000)
10	10.1	Registration Rights Agreement	Form S-11 Registration No. 33-54930 (Filed with the SEC on November 23, 1992)
10	10.2	Stock Option Plan	Form S-8 Registration No. 33-74562 (Filed with the SEC on January 28, 1994)
10	10.3	Employment Agreement dated as of April 2, 1999 between the Company and James A. Schoff	Quarterly Report on Form 10-Q (Filed with the SEC on September 30, 1999)
10	10.4	Limited Partnership Agreement dated as of November 16, 1995 among DD Community Centers Three, Inc. and certain other parties named therein	Annual Report on Form 10-K (filed with the SEC on March 30, 1996)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

10	10.5	Amended and Restated Limited Liability Company Agreement dated as of November 17, 1995 among DD Community Centers One, Inc. and certain other parties named therein	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
10	10.6	Amended and Restated Limited Liability Company Agreement dated as of November 17, 1995 among DD Community Centers Two, Inc. and certain other parties named therein	Annual Report on From 10-K (Filed with the SEC on March 30, 1996)
10	10.7	Limited Liability Company Agreement dated as of November 17, 1995 among the Company and certain other parties named therein	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
10	10.8	Directors’ Deferred Compensation Plan	Annual Report on Form 10-K (Filed with the SEC on April 1, 1995)
10	10.9	Amended and Restated Directors’ Deferred Compensation Plan	Annual Report on Form 10-K (filed with the SEC on April 2, 2001)
10	10.10	Elective Deferred Compensation Plan	Annual Report on Form 10-K (filed with the SEC on April 1, 1995)
10	10.11	Developers Diversified Realty Corporation Equity-Based Award Plan	Current Report on Form 8-K (Filed with the SEC on January 14, 1997)
10	10.12	Restricted Shares Agreement, dated July 17, 1996, between the Company and Scott A. Wolstein	Current Report on Form 8-K (Filed with the SEC on June 18, 1997)
10	10.13	Performance Units Agreement, dated July 17, 1996, between the Company and Scott A. Wolstein	Current Report on Form 8-K (Filed with the SEC on June 18, 1997)
10	10.14	Program Agreement for Retail Value Investment Program, dated as of February 11, 1998, among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 31, 1998)
10	10.15	Share Option Agreement, dated April 15, 1997, between the Company and Scott A. Wolstein	Annual Report on Form 10-K (Filed with the SEC on March 31, 1998)
10	10.16	Share Option Agreement, dated May 12, 1997, between the Company and Scott A. Wolstein	Annual Report on Form 10-K (Filed with the SEC on March 31, 1998)
10	10.17	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
10	10.18	Amended and Restated 1998 Developers Diversified Realty Corporation Equity-Based Award Plan	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)
10	10.19	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Joan U. Allgood and William H. Schafer	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

10	10.20	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Scott A. Wolstein and James A. Schoff	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999)
10	10.21	Agreement and Release between the Company and Richard J. Kaplan dated as of March 9, 1999	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999)
10	10.22	Employment Agreement dated as of April 21, 1999 between the Company and David M. Jacobstein	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.23	Change of Control Agreement as of May 17, 1999 between the Company and David M. Jacobstein	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.24	Employment Agreement dated as of April 12, 1999 between the Company and Eric M. Mallory	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.25	Change of Control Agreement dated as of April 12, 1999 between the Company and Eric M. Mallory	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.26	Employment Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.27	Change of Control Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.28	Employment Agreement dated as of March 1, 2000 between the Company and Joan U. Allgood	Annual Report on Form 10-K (Filed with the SEC on April 2, 2002)
10	10.29	Employment Agreement dated as of March 1, 2000 between the Company and William H. Schafer	Annual Report on Form 10-K (Filed with the SEC on April 2, 2002)
10	10.30	Form of Directors’ Restricted Shares Agreement, dated January 1, 2000.	Form S-11 Registration no. 333-76278 (Filed with the SEC on January 4, 2002; see Exhibit 10(ff) therein)
10	10.31	Performance Units Agreement, dated as of March 1, 2000, between the Company and Scott A. Wolstein	Filed herewith
10	10.32	Employment Agreement dated as of December 6, 2001, between the Company and Scott A. Wolstein	Filed herewith
10	10.33	Performance Units Agreement, dated January 2, 2002, between the Company and Scott A. Wolstein	Filed herewith
12	12.1	Computation of Ratio of Earnings to Fixed Charges	Form S-3 Registration No. 333-72519 (Filed with the SEC on March 2, 1999)
21	21.1	List of Subsidiaries	Filed herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

By:	/s/ SCOTT A. WOLSTEIN

Scott A. Wolstein, Chairman and Chief Executive Officer

Date: March 8, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 8th day of March, 2002.

/s/ SCOTT A. WOLSTEIN Scott A. Wolstein	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ JAMES A. SCHOFF James A. Schoff	Vice Chairman of the Board, Senior Investment Officer and Director

/s/ DAVID M. JACOBSTEIN David M. Jacobstein	President, Chief Operating Officer and Director

/s/ WILLIAM H. SCHAFER William H. Schafer	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

William N. Hulett III	Director

/s/ ALBERT T. ADAMS Albert T. Adams	Director

/s/ DEAN S. ADLER Dean S. Adler	Director

/s/ BARRY A. SHOLEM Barry A. Sholem	Director

/s/ TERRENCE R. AHERN Terrence R. Ahern	Director

/s/ ROBERT H. GIDEL Robert H. Gidel	Director

DEVELOPERS DIVERSIFIED REALTY CORPORATION

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      Financial statements of the Company’s unconsolidated joint venture companies have been omitted because each of the joint venture’s proportionate share of the income from continuing operations is less than 20% of the respective consolidated amount, and the investment in and advances to each joint venture is less than 20% of consolidated total assets.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of Developers Diversified Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 57 present fairly, in all material respects, the financial position of Developers Diversified Realty Corporation and its subsidiaries (the “Company”) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 58 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Cleveland, Ohio
February 27, 2002

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,

	2001	2000

ASSETS
Land	$419,261	$358,270
Buildings	1,869,753	1,579,866
Fixtures and tenant improvements	60,115	40,906
Land under development	25,539	31,323
Construction in progress	118,997	151,445

	2,493,665	2,161,810
Less accumulated depreciation	(351,709)	(297,247)

Real estate, net	2,141,956	1,864,563
Cash and cash equivalents	19,069	4,243
Accounts receivable, net	51,694	44,590
Notes receivable	5,221	4,824
Advances to and investments in joint ventures	255,565	260,927
Minority equity investment	—	135,028
Deferred charges, net	6,042	5,958
Other assets	17,660	11,888

	$2,497,207	$2,332,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured indebtedness:
Fixed rate senior notes	$405,827	$492,431
Variable rate term debt	22,120	—
Revolving credit facility	376,000	419,500

	803,947	911,931
Secured indebtedness:
Revolving credit facility	25,750	21,000
Mortgage and other secured indebtedness	478,604	294,644

	504,354	315,644

Total indebtedness	1,308,301	1,227,575
Accounts payable and accrued expenses	55,560	53,818
Dividends payable	22,072	19,757
Other liabilities	26,859	11,319

	1,412,792	1,312,469

Minority equity interests	23,034	8,198
Preferred operating partnership minority interests	207,111	207,111
Operating partnership minority interests	20,256	20,493

	1,663,193	1,548,271
Commitments and contingencies (Note 15)
Shareholders’ equity:
Class A — 9.5% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 421,500 shares issued and outstanding at December 31, 2001 and 2000	105,375	105,375
Class B — 9.44% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 177,500 shares issued and outstanding at December 31, 2001 and 2000	44,375	44,375
Class C — 8.375% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at December 31, 2001 and 2000	100,000	100,000
Class D — 8.68% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 216,000 shares issued and outstanding at December 31, 2001 and 2000	54,000	54,000
Common shares, without par value, $.10 stated value; 100,000,000 shares authorized; 66,093,105 and 61,481,736 shares issued at December 31, 2001 and 2000, respectively	6,609	6,148
Paid-in-capital	753,228	676,150
Accumulated distributions in excess of net income	(130,436)	(112,357)
Accumulated other comprehensive loss	(8,174)	—
Less: Unearned compensation — restricted stock	(1,753)	(1,239)
Common shares in treasury at cost: 6,638,457 and 6,601,250 shares at December 31, 2001
and 2000, respectively	(89,210)	(88,702)

	834,014	783,750

	$2,497,207	$2,332,021

The accompanying notes are an integral part of these consolidated financial statements

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For the year ended December 31,

	2001	2000	1999

Revenues from operations:
Minimum rents	$227,159	$202,360	$190,606
Percentage and overage rents	3,605	4,990	4,226
Recoveries from tenants	60,469	55,174	48,411
Ancillary income	1,789	1,252	774
Other property related income	1,187	686	930
Management fee income	11,285	6,971	5,148
Development fee income	2,828	2,649	4,065
Interest income	6,424	4,333	6,361
Other	7,493	9,155	5,030

	322,239	287,570	265,551

Rental operation expenses:
Operating and maintenance	34,878	28,796	26,266
Real estate taxes	36,811	33,403	27,248
General and administrative	24,375	20,450	17,774
Interest	81,770	77,030	68,023
Impairment charge	2,895	—	—
Depreciation and amortization	64,493	54,201	50,083

	245,222	213,880	189,394

Income before equity in net income of joint ventures, minority equity investment, gain (loss) on disposition of real estate and real estate investments and minority interests	77,017	73,690	76,157
Equity in net income of joint ventures	17,010	17,072	18,993
Equity in net income from minority equity investment	1,550	6,224	5,720
Gain (loss) on disposition of real estate and real estate investments	18,297	23,440	(1,664)

Income before minority interests	113,874	120,426	99,206
Minority interests:
Minority equity interests	(889)	(166)	(111)
Preferred operating partnership minority interests	(19,081)	(15,301)	(5,157)
Operating partnership minority interests	(1,532)	(4,126)	(6,541)

	(21,502)	(19,593)	(11,809)

Net income	$92,372	$100,833	$87,397

Net income applicable to common shareholders	$65,110	$73,571	$60,135

Per share data:
Earnings per common share
Basic	$1.18	$1.31	$0.99

Diluted	$1.17	$1.31	$0.95

The accompanying notes are an integral part of these consolidated financial statements

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Preferred	Common		Accumulated	Accumulated	Unearned
	Shares	shares		Distributions	Other	Compensation	Treasury
	($250 stated	($.10 stated	Paid in	in Excess of	Comprehensive	Restricted	Stock at
	value)	value)	Capital	Net Income	Loss	Stock	Cost	Total

Balance, December 31, 1998	$303,750	$6,129	$673,910	$(80,697)	$—	$(307)	$—	$902,785
Issuance of 26,256 common shares for cash related to exercise of stock options, employee 401(k) plan and dividend reinvestment plan	—	2	108	—	—	—	—	110
Issuance of 47,095 common shares related to restricted stock plan	—	5	646	—	—	(521)	—	130
Vesting of restricted stock	—	—	—	—	—	154	—	154
Conversion of OP Units and debentures into 1,498 common shares	—	—	71	—	—	—	—	71
Purchase of 1,860,300 common shares							(25,845)	(25,845)
Net income	—	—	—	87,397	—	—	—	87,397
Dividends declared — common shares	—	—	—	(85,195)	—	—	—	(85,195)
Dividends declared – preferred shares	—	—	—	(27,262)	—	—	—	(27,262)

Balance, December 31, 1999	303,750	6,136	674,735	(105,757)	—	(674)	(25,845)	852,345
Issuance of 26,476 common shares for cash related to exercise of stock options, employee 401(k) plan and dividend reinvestment plan	—	3	369	—	—	—	—	372
Issuance of 91,975 common shares related to restricted stock plan	—	9	1,046	—	—	(849)	9	215
Vesting of restricted stock	—	—	—	—	—	284	—	284
Purchase of 4,741,700 common shares	—	—	—	—	—	—	(62,866)	(62,866)
Net income	—	—	—	100,833	—	—	—	100,833
Dividends declared — common shares	—	—	—	(80,171)	—	—	—	(80,171)
Dividends declared -preferred shares	—	—	—	(27,262)	—	—	—	(27,262)

Balance, December 31, 2000	303,750	6,148	676,150	(112,357)	—	(1,239)	(88,702)	783,750
Issuance of 1,330,736 common shares for cash related to exercise of stock options, performance units and dividend reinvestment plan	—	133	18,687	—	—	—	—	18,820
Issuance of 3,200,000 common shares for cash – underwritten offering	—	320	57,325	—	—	—	—	57,645
Issuance of 80,633 common shares related to restricted stock plan	—	8	1,066	—	—	(860)	—	214
Vesting of restricted stock	—	—	—	—	—	346	—	346
Purchase of 37,207 common shares	—	—	—	—	—	—	(508)	(508)
Net income	—	—	—	92,372	—	—		92,372
Cumulative effect of FAS 133 transition adjustment	—	—	—	—	(1,433)	—	—	(1,433)
Change in fair value of interest rate swaps	—	—	—	—	(6,741)	—	—	(6,741)
Dividends declared — common shares	—	—	—	(83,190)	—	—	—	(83,190)
Dividends declared — preferred shares	—	—	—	(27,261)	—	—	—	(27,261)

Balance, December 31, 2001	$303,750	$6,609	$753,228	$(130,436)	$(8,174)	$(1,753)	$(89,210)	$834,014

The accompanying notes are an integral part of these consolidated financial statements

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the year ended December 31,

	2001	2000	1999

Cash flow operating activities:
Net income	$92,372	$100,833	$87,397
Adjustments to reconcile net income to net cash flow provided by operating activities, net of contributions to joint ventures:
Depreciation and amortization	64,493	54,201	50,083
Amortization of deferred finance costs	2,422	1,882	1,524
Equity in net income of joint ventures	(17,010)	(17,072)	(18,993)
Equity in net income from minority equity investment	(1,550)	(6,224)	(5,720)
Cash distributions from joint ventures	23,520	18,580	20,277
Cash distributions from minority equity investment	12,264	8,498	7,209
Preferred operating partnership minority interest expense	19,081	15,301	5,157
Operating partnership minority interest expense	1,532	4,126	6,541
(Gain) loss on disposition of real estate and real estate investments	(18,297)	(23,440)	1,664
Net change in accounts receivable	(7,869)	(2,187)	(15,540)
Net change in accounts payable and accrued expenses	(742)	707	(165)
Net change in other operating assets and liabilities	4,110	(8,933)	13,496

Total adjustments	81,954	45,439	65,533

Net cash flow provided by operating activities	174,326	146,272	152,930
Cash flow from investing activities:
Real estate developed or acquired	(106,623)	(88,488)	(182,496)
Equity contributions to joint ventures	(16,240)	(82,584)	(134,746)
Repayment of (advances to) joint ventures	9,003	(15,941)	(17,184)
Repayment (issuance) of notes receivable, net	4,311	(297)	21,427
Proceeds resulting from contribution of properties to joint ventures and repayments of advances from affiliates	—	33,765	81,821
Joint venture distribution from refinancing proceeds	—	—	7,552
Proceeds from disposition of real estate and real estate investments	71,567	132,966	13,918

Net cash flow used for investing activities	(37,982)	(20,579)	(209,708)

Cash flow from financing activities:
(Repayment of) proceeds from revolving credit facilities, term loan and temporary bridge loans, net	(66,630)	127,725	158,775
Proceeds from construction loans and other mortgage debt	221,135	40,101	60,332
Principal payments on rental property debt	(134,663)	(22,293)	(45,630)
Repayment of senior notes	(86,700)	(100,000)	—
Repayment of convertible debentures	—	—	(40,040)
Payment of deferred finance costs (bank borrowings)	(1,612)	(3,808)	(150)
Proceeds from the issuance of common shares, net of underwriting commissions and $177 of offering expenses	57,644	—	—
Proceeds from the issuance of preferred operating partnership units, net of $450 of offering expenses paid in 1999	—	102,375	72,675
Repurchase of operating partnership minority interests	—	(82,465)	(278)
Proceeds from issuance of common shares in conjunction with exercise of stock options, 401(k) plan, dividend reinvestment plan and restricted stock plan	18,981	871	394
Purchase of treasury stock	(508)	(62,866)	(25,845)
Distributions to preferred and operating partnership minority interests	(20,953)	(18,580)	(8,020)
Dividends paid	(108,212)	(108,502)	(111,703)

Net cash (used for) provided by financing activities	(121,518)	(127,442)	60,510

Increase (decrease) in cash and cash equivalents	14,826	(1,749)	3,732
Cash and cash equivalents, beginning of year	4,243	5,992	2,260

Cash and cash equivalents, end of year	$19,069	$4,243	$5,992

The accompanying notes are an integral part of these consolidated financial statements

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

  Nature of Business

      Developers Diversified Realty Corporation and related real estate joint ventures (the “Company” or “DDR”), are engaged in the business of acquiring, expanding, owning, developing, managing and operating shopping centers, enclosed malls and business centers. The Company’s shopping centers are typically anchored by discount department stores (Wal-Mart, Kmart, Target), off-price department stores (Kohl’s, TJ Maxx/ Marshall’s), home improvement stores (Home Depot, Lowes), supermarkets, book stores, office supply stores, electronic stores and drug stores which usually offer day-to-day necessities. At December 31, 2001, the Company owned shopping centers in 41 states. The tenant base includes primarily national and regional retail chains and local retailers, consequently, the Company’s credit risk is concentrated in the retail industry.

      Revenues derived from the Company’s largest tenant, Wal-Mart, aggregated 4.9%, 6.8% and 7.6% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The total percentage of Company-owned gross leasable area (“GLA”) attributed to Wal-Mart was 9.7% at December 31, 2001. The Company’s ten largest tenants comprised 21.8%, 24.8% and 22.6% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Management believes the Company’s portfolio is diversified in terms of location of its shopping centers and its tenant profile. Adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. During 2001 and 2000, certain national and regional retailers experienced financial difficulties and several filed for protection under bankruptcy laws.

  Principles of Consolidation

      All majority-owned subsidiaries and affiliates where the Company has financial and operating control are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures and companies for which the Company has the ability to exercise significant influence over but does not have financial or operating control are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income.

Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Non-cash investing and financing activities are summarized as follows (in millions):

	For the year ended
	December 31,

	2001	2000	1999

Contribution of net assets to joint ventures	$—	$7.6	$21.2
Consolidation of the net assets (excluding mortgages as disclosed below) of joint ventures and minority equity investment previously reported on the equity method of accounting	277.1	21.5	—
Minority interest and operating partnership units issued relating to shopping center acquisitions	—	0.3	2.7
Mortgages assumed, shopping center acquisitions and consolidation of minority equity investment	147.6	16.6	18.0
Notes receivable exchanged for the purchase of a shopping center and common shares of the minority equity investment	—	—	22.0
Dividends declared, not paid	22.1	19.8	20.8
Fair value of interest rate swaps	8.2	—	—

      The foregoing transactions did not provide or use cash and, accordingly, they are not reflected in the consolidated statements of cash flows.

     Real Estate

      Real estate assets are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property’s estimated undiscounted future cash flows, including estimated proceeds from disposition.

      Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	18 to 31 years

Furniture/ Fixtures and Tenant Improvements	Useful lives, which approximate lease terms, where applicable

      Depreciation expense was $64.5 million, $54.2 million and $50.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations which improve or extend the life of the asset are capitalized. Included in land at December 31, 2001, was undeveloped real estate, generally outlots or expansion pads adjacent to shopping centers owned by the Company (excluding shopping centers owned through joint ventures), which aggregated approximately 151 acres.

      Construction in progress includes shopping center developments and significant expansions and redevelopments. The Company capitalizes interest on funds used for the construction, expansion or redevelopment of shopping centers, including funds advanced to joint ventures with qualifying development activities. Capitalization of interest ceases when construction activities are completed and the property is available for occupancy by tenants. For the years ended December 31, 2001, 2000 and 1999, the Company capitalized interest of $12.9 million, $18.2 million, and $13.5 million, respectively. In addition, the Company capitalized certain construction administration costs of $3.3 million, $3.2 million and $2.5 million in 2001, 2000 and 1999, respectively.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Management reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. No such losses have been recognized to date. The Company records impairment losses and reduces the carrying amounts of assets held for sale when the carrying amounts exceed the estimated selling proceeds less the costs to sell.

     Deferred Financing Costs

      Costs incurred in obtaining long-term financing are included in deferred charges in the accompanying consolidated balance sheets and are amortized over the terms of the related debt agreements; such amortization is reflected as interest expense in the consolidated statements of operations.

     Revenue Recognition

      Minimum rents from tenants are recognized monthly using the straight-line method. Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Ancillary and other property related income which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in other income and recognized upon termination of a tenant’s lease.

     Accounts Receivable

      Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of approximately $4.5 million and $2.6 million at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, straight-line rent receivables, net of a provision for uncollectible amounts, aggregated $16.3 million and $12.9 million, respectively.

     Disposition of Real Estate and Real Estate Investments

      Disposition of real estate relates to the sale of outlots and land adjacent to existing shopping centers, shopping center properties and real estate investments. Gains from sales are generally recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Real Estate Sales,” provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

     General and Administrative Expenses

      General and administrative expenses include internal leasing and legal salaries and related expenses associated with the releasing of existing space which are charged to operations as incurred.

     Interest and Real Estate Taxes

      Interest and real estate taxes incurred during the development and significant expansion of shopping centers are capitalized and depreciated over the life of the building. Interest paid during the years ended December 31, 2001, 2000 and 1999, aggregated $96.8 million, $93.1 million and $79.4 million, respectively.

     Intangible Assets

      Intangible assets consist primarily of goodwill and property management contracts obtained through the acquisition of a real estate development and management business, which is amortized on the straight-line basis

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

over its estimated useful life of 15 years. The carrying value of intangible assets is periodically reviewed by the Company and impairments are recognized when the expected future operating cash flows derived from such intangible asset is less than their carrying value.

     Investments

      Included in other assets at December 31, 2000 are investments accounted for using the cost method of accounting. Significant estimates were utilized by the Company in the determination of fair value of the securities. Management periodically evaluates the carrying amount of such securities to determine if a permanent impairment in value has occurred. See discussion in Note 8 regarding the impairment charge recorded in 2001. At December 31, 2001, the Company did not have any security investments.

     Advances to and Investments in Joint Ventures

      To the extent that the Company contributes assets to a joint venture, the Company’s investment in joint venture is recorded at the Company’s cost basis in the assets which were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of joint venture. In accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures”, the Company will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

     Comprehensive Income

      Comprehensive income for the year ended December 31, 2001 was $84,198,000. For the years ended December 31, 2000 and 1999, the Company had no items of other comprehensive income requiring additional disclosure.

     Treasury Stock

      The Company’s share repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity.

     New Accounting Standards

      In June 2001, the FASB issued SFAS No. 141 — “Business Combinations” which addresses financial accounting and reporting for business combinations. This standard also addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. The provisions of SFAS 141 require the use of purchase accounting for all business combinations and the separate allocation of purchase price to intangible assets if specific criteria are met. The provisions of this SFAS apply to all business combinations initiated after June 30, 2001. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

      In June 2001, the FASB issued SFAS No. 142 — “Goodwill and Other Intangibles” which addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. This standard also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. The significant provisions provide that goodwill and indefinite life intangible assets are no longer amortized but are reviewed annually for impairment. Intangible assets that have finite useful lives should continue to be amortized over their estimated useful lives. SFAS 142 also provides specific guidance for testing goodwill and intangible assets for impairment. The new standard becomes effective for the Company for the year ending December 31, 2002. The

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations or cash flows.

      In October 2001, the FASB issued SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. It retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. The Company will adopt this standard effective January 1, 2002. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations or cash flows. However, the Company expects the adoption of this standard to impact the presentation of its financial statements by requiring the Company to classify the disposals of properties with operations that can be distinguished from the rest of the entity as discontinued operations.

  Reclassification

      Certain reclassifications have been made to the 2000 and 1999 financial statements to conform to the 2001 presentation.

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2. Advances to and Investments in Joint Ventures

      Combined condensed financial information of the Company’s joint venture investments is summarized as follows (in thousands):

	December 31,

Combined balance sheets	2001	2000

Land	$374,531	$301,409
Buildings	1,272,394	1,055,704
Fixtures and tenant improvements	18,391	10,412
Construction in progress	111,660	102,353

	1,776,976	1,469,878
Less: accumulated depreciation	(140,850)	(106,964)

Real estate, net	1,636,126	1,362,914
Receivables, net	51,764	39,567
Investment in joint ventures	21,949	13,156
Other assets	60,778	38,459

	$1,770,617	$1,454,096

Mortgage debt	$1,168,686	$942,451
Amounts payable to DDR	80,515	105,527
Other liabilities	46,236	29,154

	1,295,437	1,077,132
Accumulated equity	475,180	376,964

	$1,770,617	$1,454,096

Company’s proportionate share of accumulated equity	$146,776	$126,114

	For the year ended December 31,

Combined statements of operations	2001	2000	1999

Revenues from operations	$244,663	$193,274	$170,714

Rental operation expenses	78,118	56,834	51,170
Depreciation and amortization expense	35,676	27,270	22,949
Interest expense	79,483	67,539	58,894

	193,277	151,643	133,013

Income before (loss) gain on sales of real estate and real estate investments	51,386	41,631	37,701
(Loss) gain on sales of real estate and investments, net of tax	(97)	(86)	344

Net income	$51,289	$41,545	$38,045

Company’s proportionate share of net income	$18,274	$18,769	$20,621

      The Company has made advances to several partnerships in the form of notes receivable which accrue interest at rates ranging from LIBOR plus 1.10% to fixed rate loans of 12%. Maturity dates range from payment

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

on demand to November 2005. Included in the Company’s accounts receivable is approximately $1.2 million at December 31, 2001 and 2000 due from affiliates related to construction receivables.

      Advances to and investments in joint ventures include the following items which represent the difference between the Company’s investment and its proportionate share of the joint ventures underlying net assets (in millions):

	For the year ended
	December 31,

	2001	2000

Basis differentials*	$50.2	$45.1
Deferred development fees, net of portion relating to the Company’s interest	(3.4)	(2.1)
Basis differential upon transfer of assets*	(24.1)	(24.3)
Notes receivable from investments	6.0	10.6
Interest rate swap-liability	(0.4)	—

*	Basis differentials occur primarily when the Company has purchased an interest in existing joint ventures at fair market values which differ from their proportionate share of the historical net assets of the joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest, may not be reflected in the net assets at the joint venture level. Basis differentials upon transfer of assets is primarily associated with assets previously owned by the Company which have been transferred into a joint venture at fair value. This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related asset. The difference between the Company’s share of net income, as reported above, and the amounts included in the consolidated statements of operations is attributable to the amortization of such basis differentials.

      Service fees earned by the Company through management, leasing, development and financing activities performed related to the Company’s joint ventures, are as follows (in millions):

	For the year ended
	December 31,

	2001	2000	1999

Management fees and leasing commissions	$8.5	$6.7	$5.3
Financing fees	0.2	—	0.4
Development fees	1.8	2.6	1.4
Interest income	4.8	3.4	4.4

      In February 2000, the Company entered into an agreement to sell 60% of its half interest in the Community Center Joint Venture to DRA Advisors, Inc. (“DRA”) at a price of approximately $163 million comprised of cash of $66 million and debt assumed of approximately $97 million. Subsequent to this transaction, the Company maintains an effective ownership interest of 20% with investment funds advised by DRA, owning 80%. The Company continues to be responsible for the day-to-day management of the shopping centers owned by the joint venture and receives fees for such services.

      In February 2000, the Company formed a joint venture with DRA whereby the Company contributed a wholly-owned shopping center property in Phoenix, Arizona valued at approximately $26.7 million and related mortgage debt of $18.0 million and, in exchange, received a 50% equity ownership interest in the joint venture and cash proceeds of approximately $4.3 million. The Company continues to manage and operate the shopping center and receives fees for such services.

      The Company’s joint venture agreements generally include provisions whereby each partner has the right to trigger a purchase or sale of its interest in the joint ventures (Reciprocal Purchase Rights) or to initiate a purchase

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

or sale of the properties (Property Purchase Rights) after a certain number of years or if either party is in default of the joint venture agreements.

      In addition, certain of the joint venture agreements include a provision whereby the Company’s joint venture partners may convert all, or a portion of, their respective interest in such joint ventures into common shares of the Company. The terms of the conversion are set forth in the governing documents of such joint ventures. However, if the joint venture partners elect to convert their respective interest into common shares, the Company will have the option to pay cash instead of issuing common shares. If the Company agrees to the issuance of common shares, the agreement provides that the converting joint venture partner will execute a lock-up arrangement acceptable to the Company.

The Company’s investments in the combined condensed statements above reflect the following:

     Retail Value Fund:

      In February 1998, the Company and an equity affiliate of the Company, entered into an agreement with Prudential Real Estate Investors (“PREI”) and formed the Retail Value Fund (the “Fund”). The Fund’s ownership interests in each of the projects, unless discussed otherwise, are generally structured with the Company owning (directly or through its interest in the management service company) a 24.75% limited partnership interest, PREI owning a 74.25% limited partnership interest and Coventry Real Estate Partners (“Coventry”), which is 79% owned by an equity affiliate of the Company, owning a 1% general partnership interest. The Fund invests in retail properties within the United States that are in need of substantial retenanting and market repositioning and may also make equity and debt investments in companies owning or managing retail properties as well as in third party development projects that provide significant growth opportunities. The retail property investments may include enclosed malls, neighborhood and community centers or other potential commercial development and redevelopment opportunities. Since 1998, the Fund has invested approximately $670 million in real estate assets.

      The Fund acquired six operating retail shopping centers in Kansas and Missouri in September 1999. In 1999 and 2000, the Company entered into separate agreements with the Fund to acquire the Company’s 50% joint venture interest relating to the development of six shopping centers located in Plainville, Connecticut; Deer Park, Illinois; Hagerstown, Maryland; Salem, New Hampshire; Round Rock, Texas and San Antonio; Texas. As of December 31, 2001, all projects were substantially completed and the Fund had purchased the third party’s 50% interest in the joint ventures located in Plainville, Connecticut; Hagerstown, Maryland and Round Rock, Texas. During 2000, the Company was reimbursed approximately $33.8 million relating to advances previously made to these joint ventures, associated with development costs incurred on each of these projects. The Fund has also commenced the redevelopment of a retail site in Long Beach, California that will be comprised of approximately 446,000 square feet of retail space.

      In 2000, the Fund entered into an agreement to acquire several properties, located in western states from Burnham Pacific Properties, Inc. (“Burnham”) with PREI owning a 79% interest, the Company owning a 20% interest and Coventry owning a 1% interest. At December 31, 2001, ten properties were acquired at an aggregate cost of approximately $264 million. Two of the properties were acquired in December 2000. The Company earns fees for managing and leasing the properties. In addition, the Company and Coventry were also selected by Burnham to serve as its liquidation agent pursuant to Burnham’s plan of liquidation. The liquidation portfolio initially included 42 properties aggregating 5.4 million square feet. The Company is providing property asset management services for this portfolio and is receiving property asset management, leasing and development fees for its services at market rates. The appointment of Coventry and the Company was effective on December 15, 2000 following approval from Burnham’s shareholders. As of February 27, 2002, 11 of these properties remain under management.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      As discussed above, Coventry generally owns a 1% interest in each of the Fund’s investments and, except for the Fund’s investment associated with properties acquired from Burnham as discussed above and San Antonio, Texas, it is also entitled to received an annual asset management fee equal to 0.5% of total assets plus one third of all profits, once the limited partners have received a 10% preferred return and all capital previously advanced. The remaining two thirds of the profits in excess of the 10% preferred return is split proportionately among the partners. With regard to the Fund’s investment associated with the acquisition of shopping centers from Burnham, in addition to its 1% general partnership interest, Coventry received a $1 million acquisition fee for services performed in conjunction with the due diligence and related closing of the acquisition. In addition, Coventry receives annual asset management fees equal to 0.8% of total revenue collected from these assets plus a minimum of 25% of all amounts in excess of a 10% annual preferred return to the limited partners which could increase to 35% if returns to the limited partners exceed 20%. As previously discussed, the Company and Coventry was also selected to serve as liquidation agent for Burnham and receive asset management fees at market rates in relation to the liquidation portfolio.

     Management Service Companies

      The Company owns a 95% economic interest in two management service companies of which the Company owns 1% of the voting and 100% of the non-voting common stock. The Company’s Chairman of the Board and Chief Executive Officer owns the remaining 5% economic interest (Note 14). At December 31, 2001, these equity affiliates own:

(i) A 24.75% joint venture interest in certain assets of the Retail Value Fund discussed above;

(ii) A 100% interest in a retail site under development in Long Beach, California;

(iii) A $1.1 million note receivable, secured by certain real estate and

(iv) 83.75% joint venture interest in RVIP I which owns four retail sites formerly occupied by Best Products, one of which is fully leased and two are partially leased.

      In 2001, a joint venture held through a management service company, disposed of three former Best Products sites with aggregate proceeds of approximately $7.5 million and recognized a gain of $0.5 million. In 2000, this joint venture disposed of six former Best Products sites with aggregate proceeds of approximately $25.1 million and recognized a gain, net of tax, of approximately $1.7 million. This gain was offset, in part, by a $1.8 million impairment write-off, net of tax, of an investment in a technology company. Both of these amounts are included in the Company’s share of net income derived from this investment.

      The Company also owns a 50% equity ownership interest in a management company and development company in St. Louis, Missouri. The Company is entitled to the first $1 million of net operating income through 2003, as defined in the agreement, on an annual basis. After 2003, all profits and cash flows are split on a basis proportionate to the ownership interests.

     Shopping Center Joint Ventures

      The Company owns an 80% equity ownership interest in two joint ventures each owning an operating shopping property in Columbus, Ohio of which the Company does not have financial or operating control.

      The Company owns a 50% equity ownership interest in 13 different joint ventures which, in the aggregate, own 16 operating shopping centers.

      The Company also owns a 50% equity ownership interest in a joint venture which is developing a shopping center in Jefferson County, Missouri.

      The Company owns a 35% equity ownership interest in a joint venture which owns an operating shopping center property in San Antonio, Texas.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The Company owns a 25% ownership interest in a joint venture which owns a shopping center property under development located in Coon Rapids, Minnesota (See Note 14).

      The Company owns an effective 20% equity interest in the Community Center Joint Ventures which, in the aggregate, owns ten operating shopping center properties. As described above, prior to February 29, 2000, the Company owned a 50% joint venture interest in these joint ventures.

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

      Under the merger agreement, all common shareholders’ interests, other than DDR’s, were effectively redeemed and each shareholder received a final cash payment equal to $12.89 per share which was funded from proceeds received from the asset sale to Lend Lease. In addition, in January 2001, all AIP shareholders, including DDR, received a special dividend of $1.27 per share associated with the sale of the Manhattan Towers office building in November 2000 for $55.3 million.

      The merger of a subsidiary of DDR (DDR Transitory Sub, Inc.) into AIP provided DDR with complete ownership of AIP’s 39 remaining properties after the sale to Lend Lease. This portfolio is comprised of 31 industrial properties, six office properties, two retail properties and 23.7 acres of undeveloped land. DDR intends to operate the assets as part of its portfolio and at the same time pursue opportunities to sell some or all of the industrial and office assets through an orderly strategic disposition program. From the date of the merger, the AIP assets, liabilities and operating results are consolidated in the Company’s financial statements. The Company’s effective purchase of the remaining interest in AIP through the redemption of all other shareholders, as previously described, was accounted for as a step acquisition.

      At December 31, 2000, the Company owned 9,656,650 common shares in AIP representing approximately 46.0% of AIP’s total common shares. The Company’s investment prior to the merger was accounted for using the equity method of accounting. The aggregate acquisition price for the shares held by the Company exceeded the Company’s share of the historical underlying net assets of AIP by approximately $28.6 million which was assigned principally to real estate with the remainder to goodwill. The portion attributable to real estate was amortized over 40 years and the amount associated with goodwill was amortized over 15 years. Accordingly, the Company’s equity in net income from minority equity investment, prior to May 14, 2001, was adjusted to reflect the gain or loss on sale of real estate and the amortization of amounts resulting from these basis differences.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The condensed balance sheet of AIP as of December 31, 2000 and results of operations through May 14, 2001, the date of the merger, and for the years ended December 31, 2000 and 1999 as reflected on the accounts of AIP were as follows (in thousands):

December 31,
2000

Balance Sheet
Land	$150,108
Buildings	453,168

603,276
Less accumulated depreciation	(55,341)

Real estate, net	547,935
Other assets	44,103

$592,038

Mortgage debt	$284,924
Other liabilities and minority interest	41,912

326,836
Accumulated equity	265,202

$592,038

		For the year
	For the period	ended December 31,
	January 1, 2001
	to May 14, 2001	2000	1999

Statement of Operations
Revenues from operations	$34,029	$90,414	$87,617

Rental operation expenses	12,057	31,357	31,512
Depreciation and amortization expense	3,437	13,552	14,535
Restructuring costs(1)	4,920	—
Interest expense(2)	7,480	25,506	26,562

	27,894	70,415	72,609

Income from operations	6,135	19,999	15,008
Minority interests	(281)	(580)	(313)
Equity in net income of joint ventures	—	120	624
(Loss) gain on sales of real estate	(2,130)	26,803	(200)

Income before extraordinary item	3,724	46,342	15,119
Extraordinary item	—	(329)	(513)

Net income	$3,724	$46,013	$14,606

(1)	Includes certain transaction related costs and severance charges which were incurred by AIP as a result of the Lend Lease sale and consummation of the merger with DDR.

(2)	Interest expense includes $0.1 million in 1999 paid to the Company on advances made at an interest rate of 10.25%

      For the period from January 1, 2001 to May 14, 2001 and for the year ended December 31, 2000 and 1999 the Company recorded equity in net income from minority equity investment of $1.6 million, $6.2 million and $5.7 million, respectively. The difference between the Company’s share in net income as reported in the financial

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

statements of AIP is attributable to adjustments relating to depreciation and amortization and gain (loss) on sales of real estate associated with the $28.6 million basis adjustments discussed above. In addition, the $6.2 million net income from minority equity investment recorded in 2000 includes a $4.9 million impairment loss on the sale of 31 properties to Lend Lease partially offset by a $3.6 million gain, as adjusted, from the sale of an office building in the fourth quarter of 2000.

4. Acquisitions and Pro Forma Financial Information

      As discussed in Note 3, on May 14, 2001, the Company completed the merger with AIP. In conjunction with this merger, the Company effectively acquired control of 39 properties aggregating approximately 4.5 million of Company-owned GLA. The operating results of the 39 properties are included in the results of operations of the Company from the effective date of the merger.

      The following unaudited supplemental pro forma information is presented as if the merger of AIP, net of the Lend Lease sale, had occurred on January 1, 2000. Pro forma information is not presented for the year ended December 31, 1999, as the shopping centers acquired in 2000 and 1999 were either under development or in the lease-up phase and, accordingly, the related operating information for such centers did not exist prior to acquisition or would not be meaningful. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

	For the year ended
	December 31,

	2001	2000
	(Unaudited)	(Unaudited)

Pro forma revenues	$338,250	$328,763

Pro forma income before extraordinary item	$95,414	$104,884

Pro forma net income applicable to common shareholders	$68,153	$77,622

Pro forma net income applicable to common shareholders (per share):
Basic	$1.23	$1.39

Diluted	$1.22	$1.38

5. Disposition of Real Estate and Real Estate Investments

      During 2001, the Company recorded gains on disposition of real estate and real estate investments aggregating $18.3 million. The Company sold five shopping center properties located in Ahoskie, North Carolina; Gahanna, Ohio; Highland Heights, Ohio; Toledo, Ohio; and Rapid City, South Dakota and one office property located in San Diego, California. The Company also recorded an aggregate gain of $1.6 million associated with the sale of land in Lebanon, Ohio and Coon Rapids, Minnesota.

      During 2000, the Company recorded a gain on disposition of real estate and real estate investments which aggregated $23.4 million. The Company sold several properties including shopping centers located in Stone Mountain, Georgia; Florence, Kentucky; a portion of a shopping center in Las Vegas, Nevada and Wal-Mart stores in Camden, South Carolina and New Bern and Washington, North Carolina and its 50% joint venture interest in a recently developed shopping center in Fenton, Missouri. In addition, the Company sold 60% of its half interest in a joint venture, which owns 10 operating shopping centers. In connection with the formation of one joint venture, the Company sold one property, received cash and a 50% partnership interest.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      During 1999, the Company recorded an aggregate loss on disposition of real estate and investments of $1.7 million, which primarily relates to the sale of a shopping center in Pensacola, Florida offset by the sale of four properties.

6. Notes Receivable

      The Company has issued notes receivable, including accrued interest, aggregating $5.2 million and $4.8 million at December 31, 2001 and 2000, respectively. The notes are secured by certain rights in future development projects, partnership interests and personal guarantees. The notes bear interest ranging from 10.5% to 12.0% with maturity dates ranging through December 2002.

7. Deferred Charges

      Deferred charges consist of the following (in thousands):

	December 31,

	2001	2000

Deferred financing costs	$11,212	$9,561
Less-accumulated amortization	(5,170)	(3,603)

	$6,042	$5,958

      The Company incurred deferred finance costs aggregating $1.6 million and $3.8 million in 2001 and 2000, respectively. Deferred finance costs paid in 2001 of $1.3 million primarily related to the issuance of mortgage indebtedness. Deferred finance costs in 2000 and 1999 primarily related to the Company’s unsecured revolving credit agreements (Note 9). Amortization of deferred charges was $2.4 million, $1.8 million and $1.5 million for the years ended December 2001, 2000 and 1999, respectively.

8. Impairment Charge

      During the second quarter of 2001, one of the Company’s retail tenants announced it was liquidating its inventory and closing its remaining stores. In assessing recoverability of its recorded assets associated with this tenant, the Company had initially estimated, based upon its prior experience with similar liquidations, that proceeds relating to the Company’s claims in liquidation would be sufficient to recover the aggregate recorded assets for this tenant. In the third quarter, the tenant completed its sale of inventory and auction of its real estate. The Company has not yet been informed of the tenant’s formal plan of liquidation. However, the Company believes that based on (i) lack of significant proceeds received by the tenant on its auction of real estate and the other assets, and (ii) lack of positive information disseminated from the tenant that would indicate recoverability of certain recorded amounts, a provision of $2.9 million was required. This charge was reflected as an impairment charge within the consolidated statement of operations. At December 31, 2001, there was $0.5 million in remaining amounts related to this tenant which the Company believes to be realizable.

9. Revolving Credit Facilities and Term Loan

      Since May 1995, the Company has maintained an unsecured revolving credit facility from a syndicate of financial institutions for which Bank One, NA serves as agent (the “Unsecured Credit Facility”). During 2000, the Company renegotiated, expanded and extended this facility and increased the available borrowing capacity to $550 million from $375 million, adjusted the spread over LIBOR to 1.10%, modified certain covenants and extended the term for an additional two years to May 31, 2003. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (1.10% at December 31, 2001). The spread is dependent on the Company’s long term senior unsecured debt rating from Standard and Poor’s and

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets, debt service coverage and fixed charge coverage. The facility also provides for a facility fee of 0.2% on the entire facility. The Unsecured Credit Facility is used to finance the acquisition and development of real estate, to provide working capital and for general corporate purposes. At December 31, 2001 and 2000, total borrowings under this facility aggregated $376.0 million and $419.5 million, respectively, with a weighted average interest rate, excluding the effects of the interest rate swaps (Note 12) in 2001, of 3.1% and 7.8%, respectively.

      In September 1996, the Company entered into a three year $10 million unsecured revolving credit facility with National City Bank, (together with the $550 million Unsecured Credit Facility, the “Revolving Credit Facilities”). In 2000 and 2001, the Company amended this facility to increase the available borrowings to $30 million, to convert it to a secured revolving credit facility and to extend the agreement through November 2002. This credit facility is secured by certain partnership investments. The Company maintains the right to reduce this facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (1.10% at December 31, 2001). The spread is dependent on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets, debt service coverage and fixed charge coverage. The facility also provides for commitment fees of 0.15% on the unused credit amount. At December 31, 2001 and 2000, total borrowings under this facility aggregated $25.8 million and $21.0 million, respectively, with a weighted average interest rate of 3.1% and 7.5%, respectively.

      In December 2001, the Company entered into a $22.1 million, two year, unsecured variable rate (3.2% at December 31, 2001) term loan with Wells Fargo (“Term Loan”). This loan bears interest at LIBOR plus 1.3% and is subject to the same covenants associated with the Unsecured Credit Facility discussed above.

      Total fees paid by the Company on its Revolving Credit Facilities in 2001, 2000 and 1999, aggregated approximately $1.2 million, $0.9 million and $0.6 million, respectively.

10. Fixed Rate Senior Notes

      The following is a summary of the Company’s outstanding unsecured fixed rate senior notes:

	December 31,

	2001	2000

Unsecured Fixed Rate Senior Notes(1)	$330,844	$417,519
Pass-Through Asset Trust Securities(2)	74,983	74,912

	$405,827	$492,431

(1)	One of the senior notes was issued at a discount aggregating $0.2 million at December 31, 2001 and 2000. The effective interest rates of these notes range from 6.71% to 7.59% per annum.

(2)	In March 1997, the Company issued, through a grantor trust, $75 million of Pass-Through Asset Trust Securities (PATS), due March 2002, at a discount 99.53%. These certificates are secured by fifteen-year notes maturing March 2012, issued by the Company to the trust. The trust sold an option which enables the option holder to re-market the certificates upon maturity in March 2002. Simultaneously with the sale of the certificates, the trust purchased the notes from the Company for a premium in the amount of the option payment. This premium, $1.0 and $1.1 million at December 31, 2001 and 2000, respectively, is being amortized over the fifteen-year life of the notes and is included in other liabilities in the consolidated balance sheet. If the option holder does not elect to remarket the certificates, then they become due and payable in

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

March 2002. Interest is paid semi-annually in arrears on March 15 and September 15. These notes have a coupon interest rate of 7.13% per annum.

      The above fixed rate senior notes have maturities ranging from July 2002 to July 2018. Interest rates ranged from approximately 6.63% to 7.5% (averaging 7.1% and 7.2% at December 31, 2001 and 2000, respectively). These notes may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements. The fixed rate senior notes were issued pursuant to an indenture dated May 1, 1994 which contains certain covenants including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. Interest is paid semi-annually in arrears on May 15 and November 15.

11. Mortgages Payable and Scheduled Principal Repayments

      At December 31, 2001, mortgages payable, collateralized by certain notes receivable, investments and real estate with a net book value of approximately $776.3 million and related tenant leases, are generally due in monthly installments of principal and/or interest and mature at various dates through 2027. Interest rates ranged from approximately 3.07% to 9.75% (averaging 6.7% and 8.3% at December 31, 2001 and 2000). Variable rate debt obligations, included in mortgages payable at December 31, 2001 and 2000, totaled approximately $110.3 million and $127.5 million, respectively. Interest rates on the variable rate debt averaged 3.5% and 8.2% at December 31, 2001 and 2000, respectively.

      As of December 31, 2001, the scheduled principal payments of the Revolving Credit Facilities, Term Loan, fixed rate senior notes and mortgages payable for the next five years and thereafter are as follows:

Year	Amount

2002	$157,641
2003	479,318
2004	71,613
2005	7,881
2006	28,740
Thereafter	563,108

$1,308,301

      Principal payments in the year 2002 and 2003 include $25.8 million and $376.0 million, respectively, associated with the maturing of the Revolving Credit Facilities.

      Principal payments in the year 2002 assume that the PATS option holder (Note 10) will not exercise the option to re-market the certificates and the trust will therefore put the certificates to the Company to finance the reacquisition of the PATS at maturity.

12. Financial Instruments

      The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

     Cash and cash equivalents, accounts receivable, accounts payable, accruals and other liabilities:

      The carrying amounts reported in the balance sheet for these financial instruments approximated fair value because of their short maturities. The carrying amount of straight-line rents receivable does not materially differ from its fair market value.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Notes receivable and advances to affiliates:

      The fair value is estimated by discounting the current rates at which similar loans would be made. The fair value of these notes was approximately $45.9 million and $64.0 million at December 31, 2001 and 2000, respectively, as compared to the carrying amounts of $45.8 million and $63.6 million, respectively.

     Debt:

      The carrying amounts of the Company’s borrowings under its Revolving Credit Facilities and Term Loan approximate fair value because such borrowings are at variable rates. The fair value of the fixed rate senior notes is based on borrowings with a similar remaining maturity based on the Company’s estimated interest rate spread over the applicable treasury rate. Fair value of the mortgages payable is estimated using a discounted cash flow analysis, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturities.

      Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments

      Financial instruments at December 31, 2001 and 2000, with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	2001		2000

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Fixed rate senior notes	$405,827	$393,738	$492,431	$471,448
Variable rate term debt	22,120	22,120	—	—
Mortgages payable	478,604	499,136	294,645	301,761

	906,551	914,994	787,076	773,209
Derivatives — interest rate swaps (see discussion below)	879	7,746	(55)	1,433

	$907,430	$922,740	$787,021	$774,642

     Interest rate swaps:

          Adoption of SFAS 133

      On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (referred to hereafter as SFAS 133), which requires all derivative instruments to be carried at fair value on the balance sheet. At that time, the Company designated all of its interest rate swaps as cash flow hedges in accordance with the requirements of SFAS 133.

      In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect adjustment of approximately $1.4 million as an other comprehensive loss with an offset to other liabilities on the consolidated balance sheet, relating to the fair value of the hedging instruments designated as cash flow hedges.

          Accounting Policy for Derivative and Hedging Activities

      The Company intends to continuously monitor and actively manage interest costs on its variable rate debt portfolio. The Company may, from time to time, enter into interest rate hedge agreements to manage interest costs and risks associated with changing interest rates.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      To qualify for hedge accounting, the contracts must meet defined correlation and effectiveness criteria, be designated as a hedge and result in cash flows and financial statement effects which substantially offset those of the position being hedged. The Company records net amounts received or paid under these contracts as adjustments to interest expense.

      In October 2000 and January 2001, the Company entered into three interest rate swap agreements, each for two year terms, aggregating $200 million, effectively converting a portion of the outstanding variable rate debt under the Unsecured Credit Facility to a weighted average fixed rate of approximately 6.96%. In March and May 2001, the Company’s joint ventures entered into three interest rate swap agreements, two at $20 million for a two year term and one at $38 million for a three year term, aggregating $78 million, converting a portion of the variable rate mortgage debt to a weighted average fixed rate of approximately 6.58%.

      All derivatives, which have historically been limited to interest rate swaps designated as cash flow hedges, are recognized on the balance sheet at their fair value. On the date that the Company enters into an interest rate swap, it designates the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective is recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is reported in current earnings.

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

          Risk Management

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

          Cash Flow Hedges

      As of December 31, 2001, the aggregate fair value of the Company’s interest rate swaps was a liability of $7.7 million which is included in other liabilities in the consolidated balance sheet. For the year ended December 31, 2001, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reflect as a charge to earnings $7.5 million of the amount recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

13.	Minority Equity Interests, Preferred Operating Partnership Minority Interests, Operating Partnership Minority Interests, Preferred Shares and Common Shares

     Minority Equity Interests

      The Company owns a majority ownership interest in a shopping center and development parcels in Utah and a business center in Denver, Colorado assumed with the AIP merger. The minority partners’ equity interest in these partnerships aggregated $23.0 million and $8.2 million at December 31, 2001 and 2000, respectively.

     Preferred Operating Partnership Minority Interests

      In 1998, the Company issued $35 million of preferred operating partnership minority interests to a private investment partnership. These securities are a combination of preferred equity securities and a warrant to purchase approximately 1.6 million common shares of the Company at a price of $21.625 per share or 1.4 million Class D cumulative redeemable preferred shares at a price of $25 per share. The Company recorded $32.9 million as preferred operating partnership minority interests and $2.1 million to additional paid in capital in respect of the warrant. The preferred equity securities are structured as 8.5% cumulative redeemable preferred units of DDRC Great Northern L.P., a wholly owned, consolidated partnership. The preferred units are redeemable without restriction by the investment partnership, for cash or common shares at the option of the Company, and redeemable after five years by DDRC Great Northern L.P. for cash or common shares at the investment partnership’s option. In addition, if the warrant is exercised, the Company has the right to redeem the preferred units. Generally, the warrant has a perpetual term, but will expire upon redemption of the preferred units.

      In September 1999 and May 2000, the Company completed, through a consolidated partnership, a $75 million and $105 million private placement of 8.875% and 9.0%, cumulative perpetual preferred “down-REIT” preferred partnership units, respectively, together with the preferred units discussed above, (“Preferred Units”), with an institutional investor. The units may be exchanged, under certain circumstances, for Class K and Class J, 8.875% and 9.0%, respectively, cumulative preferred shares of the Company. The units may be exchangeable into common shares if the Company fails to pay dividends for six consecutive quarters. The net proceeds in 2000 of approximately $102.4 million were used to repay variable rate borrowings under the Company’s Revolving Credit Facilities.

     Operating Partnership Minority Interests

      At December 31, 2001 and 2000, the Company had 1,038,027 and 1,051,310 OP Units outstanding, respectively. During 2000 and 1999 the Company acquired, through subsidiary partnerships, a majority ownership interest in one shopping center and additional phases of three shopping centers previously acquired. In conjunction with these acquisitions, the Company issued 23,326 OP Units in 2000 which are exchangeable, under certain circumstances and at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash.

      In 2001 and 2000, the Company purchased 13,283 and 3,674,298, respectively, of OP Units for cash aggregating $0.2 million and $82.5 million, respectively. These transactions were treated as a purchase of minority interest. The difference between the recorded amount of the minority interest and the cash paid was not material. The OP Unit holders are entitled to receive distributions, per OP Unit, equal to the per share distributions on the Company’s common shares.

          Preferred Shares

      The Class A, B, C and D depositary shares represent 1/10 of a share of their respective preferred class of shares. The Class A and Class B depositary shares are redeemable by the Company at December 31, 2001. The Class C and Class D depositary shares are not redeemable by the Company prior to July 7, 2003 and August 20,

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2003, respectively, except in certain circumstances relating to the preservation of the Company’s status as a REIT.

      The Company’s authorized preferred shares consist of the following:

•	750,000 Class A Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class B Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class C Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class D Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class E Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class F Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class G Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class H Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class I Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class J Cumulative Redeemable Preferred Shares, without par value

•	750,000 Class K Cumulative Redeemable Preferred Shares, without par value

•	750,000 Non Cumulative preferred shares, without par value

     Common Shares

      In December 2001, the Company issued 3,200,000 common shares at $18.35 per share and received aggregate net proceeds of approximately $57.9 million which were used to repay amounts outstanding on the Company’s Revolving Credit Facilities.

     Common Shares in Treasury

      In 1999 and 2000, the Company’s Board of Directors authorized the officers of the Company to implement a common share repurchase program, which expired in June 2001, in response to what the Company believed was a distinct under valuation of the Company’s common shares in the public market.

14. Transactions With Related Parties

      In August 2000, the Company purchased residual land adjacent to its shopping center in Aurora, Ohio from a limited partnership owned by the former Chairman of the Board who is also the father of the current Chairman of the Board and Chief Executive Officer, founder of the Company and a significant shareholder. The purchase price was $1.3 million.

      In September 1999, the Company transferred its interest in a shopping center under development in Coon Rapids, Minnesota, a suburb of Minneapolis, to a joint venture in which the Company retained a 25% economic interest. The remaining 75% economic interest is held by private equity funds (“Funds”) controlled by a director of the Company. This director holds a 0.5% economic interest in the Funds. In 2001, the Funds reimbursed the Company $0.9 million for payment against prior advances. The Company has a management agreement and performs certain administrative functions for the joint venture pursuant to which the Company earned management, leasing and development fees of $0.6 million and interest income of $1.6 million in 2001. In addition, the Company recognized a gain of approximately $1.1 million related to the sale of real estate to the joint venture for that portion not owned by the Company determined utilizing the percentage of completion method. In addition, the remaining gain on sale of $0.4 million attributable to the third party interest will be

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

recognized over the remaining development period in 2002. On December 31, 2001, the joint venture obtained a non-recourse loan and the Company was reimbursed approximately $21 million for all loans made to the joint venture.

      In January 1999, the Company paid an earnout of $0.6 million upon the leasing of vacant space in accordance with the purchase agreement of a shopping center located in Idaho Falls, Idaho from a limited partnership in which the former Chairman of the Board, the Chairman of the Board and Chief Executive Officer, and the Vice-Chairman of the Board owned, in the aggregate, through a separate partnership, a 1% general partnership interest.

      In addition, the Company paid approximately $0.1 million in 1999, to a company owned by the brother-in-law of the Chairman of the Board and Chief Executive Officer relating to fees and commissions earned from the Company’s acquisition of several shopping centers.

      In conjunction with the establishment of DDR’s equity investment in certain entities (described in Note 2 as entities in which the Company has a 95% economic interest at December 31, 2001), the Company’s Chairman of the Board and Chief Executive Officer retained the majority of the voting shares. These entities were originally structured in this format in order to meet certain REIT qualification requirements.

      During 1999, the Company periodically advanced funds to the Chairman of the Board and Chief Executive Officer in amounts up to $0.4 million. The advances, which were made to reduce the outstanding principal balance of, and to prevent the sale of, common shares in the Company from a margin account loan, were outstanding for periods ranging from five to forty days with an interest rate of LIBOR plus the applicable spread based on, the Company’s rate of borrowing on the Revolving Credit Facilities. In addition, in 1999 the Company advanced approximately $0.2 million to certain officers of the Company in connection with certain relocation costs and related payroll taxes.

      The Company entered into a lease for office space owned by one of its principal shareholders. General and administrative rental expense associated with this office space, aggregated $0.6 million, $0.6 million, and $0.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      The Company continues to have management agreements with various partnerships and performs certain administrative functions on behalf of entities owned in part by a related party, in which management fee and leasing fee income of $0.1 million, $0.2 million and $0.2 million was earned in 2001, 2000 and 1999, respectively. Transactions with the Company’s equity affiliates have been described in Notes 2 and 3.

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The scheduled future minimum revenues from rental properties under the terms of all noncancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises, for the subsequent five years ending December 31, are as follows (in thousands):

2002	$266,548
2003	237,407
2004	210,633
2005	182,298
2006	158,995
Thereafter	923,182

$1,979,063

      Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows (in thousands):

2002	$2,021
2003	1,994
2004	1,986
2005	2,195
2006	2,164
Thereafter	19,089

$29,449

      There were no capital leases in which the Company was the lessee at December 31, 2001 or 2000. In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements for the construction of the shopping centers aggregating approximately $8.3 million as of December 31, 2001.

      As discussed in Note 2, the Company and certain equity affiliates entered into several joint ventures with various third party developers. In conjunction with certain joint venture agreements, the Company and/or its equity affiliate has agreed to fund the required capital associated with approved development projects, comprised principally of outstanding construction contracts, aggregating approximately $83.2 million. The Company and/or its equity affiliate is entitled to receive a priority return on capital advances at rates ranging from 10.5% to 12.0%.

      Certain of the Company’s executives, either through the exercise of previously granted stock options or through the direct purchase of unissued shares, acquired 974,663 of the Company’s common shares. The Purchase of such shares were financed by a five-year personal loan program, aggregating approximately $15 million (at market interest rates) from Bank One, NA. These loans are guaranteed by the Company. One of these executives is presently an employee of Coventry and four of these executives have subsequently resigned from the Company. The Company has agreed to maintain the guarantee. The individuals participating in the program are responsible for repayment of these personal loans and have fully indemnified the Company should the Company’s guarantee be called upon.

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

      The verdict is subject to various post-trial motions and appeal. Management believes that it is probable the verdict will ultimately be reversed, in whole or in substantial part, and accordingly no loss provision has been recorded in the accompanying consolidated financial statements. Although there can be no assurances as to the ultimate outcome, management does not believe that an adverse final determination, if any, will be material in relation to the Company’s cash flows, liquidity or financial condition. However, amounts awarded, if any, to the plaintiff upon final resolution of this matter, could adversely affect the Company’s results of operations in the period it is recorded. Further, a determination has not been made as to the proportionate distribution of the contingent loss, if any, between the defendants.

      In addition to the judgment discussed above, the Company and its subsidiaries are also subject to other legal proceedings. All such proceedings, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

16. Other Income

      Other income was comprised of the following (in thousands):

	For the year ended December 31,

	2001	2000	1999

Lease termination	$7,244	$8,950	$3,425
Financing fees	215	—	420
Sales commissions	—	—	412
Other, net	34	205	773

	$7,493	$9,155	$5,030

17. Benefit Plans

     Stock Option and Other Equity Based Plans

      The Company’s stock option and equity-based award plans provide for the grant, to employees of the Company the following: Incentive and non-qualified stock options to purchase common shares of the Company, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares.

      Under the terms of the award plans, awards may be granted with the respect to an aggregate of not more than 7,313,806 common shares. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof (or, with respect to options granted to certain shareholders, within five years thereof). Options granted under the plans generally become exercisable one year after the date of grant as to one-third of the optioned shares, with the remaining options being exercisable over the following two-year period.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In 1997, the Board of Directors approved the issuance of 900,000 stock options to the Company’s Chief Executive Officer which vested immediately upon issuance. In addition, 700,000 of these options were issued outside of a qualified plan.

      The Company granted options to its directors. Such options were granted at the fair market value on the date of grant. Options granted generally become exercisable one year after the date of grant as to one third of the optioned shares, with the remaining options being exercisable over the following two-year period.

      The following table reflects the stock option activity described above (in thousands):

	Number of Options
				Weighted Average
			Executive
	Employees	Directors	Officer	Exercise Price	Fair Value

Balance December 31, 1998	2,791	930	700	$17.32
Granted	1,083	20	—	15.42	$1.42
Exercised	(13)	—	—	14.48
Canceled	(385)	—	—	19.49

Balance December 31, 1999	3,476	950	700	16.75
Granted	696	5	—	12.19	$1.21
Exercised	(11)	—	—	14.27
Canceled	(139)	(1)	—	17.08

Balance December 31, 2000	4,022	954	700	16.19
Granted	536	30	—	13.77	$0.84
Exercised	(477)	(820)	—	14.08
Canceled	(98)	—	—	18.84

Balance December 31, 2001	3,983	164	700	$16.50

      The following table summarizes the characteristics of the options outstanding at December 31, 2001 (in thousands):

Options Outstanding				Options Exercisable

	Outstanding	Weighted-Average		Exercisable
Range of	as of	Remaining	Weighted-Average	as of	Weighted-Average
Exercise Prices	12/31/01	Contractual Life	Exercise Price	12/31/01	Exercise Price

$11.00-$16.50	2,587	6.7	$13.94	1,442	$14.53
$16.50-$24.00	2,260	6.6	$19.42	2,112	$19.58

	4,847	6.7	$16.50	3,554	$17.53

      As of December 31, 2001, 2000 and 1999, 3,554, 4,237 and 3,589 options (in thousands), respectively, were exercisable. The weighted average exercise prices of these exercisable options were $17.53, $16.90 and $16.69 at December 31, 2001, 2000 and 1999, respectively.

      In 1996 and 2000, the Board of Directors approved a grant of 30,000 Performance Units to the Company’s Chief Executive Officer. The 30,000 Performance Units issued in 1996 were converted into 30,000 common shares in January 2001 based upon the achievement of certain performance objectives determined as of December 31, 2000. The number of shares issued was determined based upon the average annual total shareholder’s return during the five-year period ending December 31, 2000. The 30,000 Performance Units granted in 2000 will be converted to a common share equivalent ranging from 30,000 to 200,000 Performance Units based on the annualized total shareholders return for the five-year period ending December 31, 2004. In 1999, 2000 and 2001, the Board of Directors approved a grant of 47,095; 91,975 and 80,633 restricted shares of

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

common stock, respectively, to several executives and outside directors of the Company. The restricted stock grants vest in equal annual amounts over a five-year period and had a weighted average fair value at the date of grant ranging from $11.56 to $15.31, which was equal to the market value of the Company’s stock at the date of grant. During 2001 and 2000, approximately $1.2 million and $0.5 million, respectively, was charged to expense associated with awards under the equity based award plan relating to restricted stock and Performance Units. During 1999, the Company reduced its accrual relating to the Performance Unit award by approximately $1.3 million offset by expenses associated with restricted shares, which aggregated $0.3 million.

      The Company applies APB 25, “Accounting for Stock Issued to Employees” in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. The compensation cost which is required to be charged against income for all of the above mentioned plans was $1.1 million, $1.5 million and $1.8 million for 2001, 2000 and 1999, respectively. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair values of the options granted at the grant dates, consistent with the method set forth in the SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been as follows (dollars in thousands, except per share data):

		2001	2000	1999

Net income applicable to	As reported	$65,110	$73,571	$60,135
common shareholders	Pro forma	$64,419	$72,049	$58,370
Basic earnings	As reported	$1.18	$1.31	$0.99
per share	Pro forma	$1.17	$1.29	$0.96
Diluted earnings	As reported	$1.17	$1.31	$0.95
per share	Pro forma	$1.15	$1.29	$0.92

      For purposes of the pro forma presentation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model using the following assumptions:

For the Year Ended December 31,

	2001	2000	1999

Risk free interest rate (range)	4.0%-5.5%	5.0%-6.8%	5.6%-6.4%
Dividend yield (range)	10.8%-12.5%	10.8%-12.5%	8.5%-10.9%
Expected life (range)	4-10 yrs	4-10 yrs.	7-10 yrs.
Expected volatility (range)	22.5%-26.4%	21.7%-26.2%	20.2%-31.8%

     401(k) Plan

      The Company has a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company, which permits participants to defer up to a maximum of 15% of their compensation. The Company matches 25% of the employee’s contribution up to a maximum of 6% of an employee’s annual compensation. The Company may also make additional discretionary contributions. Employees’ contributions are fully vested and the Company’s matching contributions vest 20% per year. Once an employee has been with the Company five-years, all matching contributions are fully vested. The Company’s contributions to the plan for the year ended December 31, 2000 and 1999 were made through the issuance of Company stock with a market value of $0.07 million and $0.06 million, respectively. Effective December 31, 2000, the Company elected to fund all future matching contributions with cash. The Company’s contributions for the plan year ended December 31, 2001 were $0.1 million. The 401(k) plan is fully funded at December 31, 2001.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Elective Deferred Compensation Plan

      The Company has a non-qualified elective deferred compensation plan for certain key executives which permits eligible employees to defer up to 25% of their compensation. The Company matched 25% of an employee’s contribution up to a maximum of 6% of an employee’s annual compensation, after deducting contributions, if any, made in conjunction with the Company’s 401(k) plan. Deferred compensation charged to expense related to an employee contribution is fully vested and the Company’s matching contribution vests 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company’s contribution for the years ended December 31, 2001, 2000 and 1999 was $0.03 million, $0.03 million and $0.02 million, respectively. At December 31, 2001, 2000 and 1999, deferred compensation under this plan aggregated approximately $1.3 million, $1.1 million and $0.9 million, respectively. The plan is fully funded at December 31, 2001.

18. Earnings and Dividends Per Share

      Earnings Per Share (“EPS”) have been computed pursuant to the provisions of SFAS No. 128.

      The following table provides a reconciliation of both income before extraordinary item and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares.

	For the Year Ended December 31,

	2001	2000	1999

	(in thousands, except per share
	amounts)
Income before extraordinary item	$92,372	$100,833	$87,397
Less: Preferred stock dividend	(27,262)	(27,262)	(27,262)

Basic and diluted EPS – Income before extraordinary item applicable to common shareholders plus assumed conversions	$65,110	$73,571	$60,135

Number of Shares:
Basic – average shares outstanding	55,186	55,959	60,985
Effect of dilutive securities:
Joint venture partnerships and minority interests	—	—	2,246
Stock options	593	138	138
Performance Units	—	30	70
Restricted stock	55	49	29

Diluted – average shares outstanding	55,834	56,176	63,468

Per share amount:
Income before extraordinary item
Basic	$1.18	$1.31	$0.99

Diluted	$1.17	$1.31	$0.95

      Options to purchase 4,846,825, 5,676,477 and 5,125,764 shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively (Note 17), a portion of which has been reflected above using the treasury stock method.

      The weighted average contingently issuable OP units issued in conjunction with the purchase of certain shopping centers in 1998 which were exchangeable, in certain circumstances into common shares, aggregated 2.2 million for the year ended December 31, 1999. The Company settled these contingently issuable OP Units for cash in 2000.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Restricted shares totaling 137,719, 101,612 and 47,676, respectively, were not vested at December 31, 2001, 2000 and 1999 and consequently, were not included in the computation of basic EPS for all years presented (Note 17).

      For certain joint ventures where the joint venture partner has the right to convert its interest in the partnership to common shares of the Company or cash, at the election of the Company, it is the Company’s intent to settle these conversions, if any, in cash.

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

19. Federal Income Taxes

      The Company elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distributes at least 90% (95% prior to 2001) of its taxable income to its stockholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. As the Company distributed sufficient taxable income for the years ended December 31, 2001, 2000 and 1999, no U.S. Federal income or excise taxes were incurred.

      If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries, is subject to federal, state and local income taxes.

      The tax basis of assets and liabilities exceeds the amounts reported in the accompanying financial statements by approximately $161 million, $141 million and $122 million at December 31, 2001, 2000 and 1999, respectively.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Reconciliation between GAAP net income to taxable income is as follows:

	For the year ended December 31,

	2001	2000	1999

	(in thousands)
GAAP net income	$92,372	$100,833	$87,397
Add: Book depreciation and amortization	36,154	25,988	30,595
Less: Tax depreciation and amortization	(27,096)	(20,226)	(21,918)
Book/tax differences on gains/losses from capital transactions	(1,086)	(1,053)	(391)
Joint venture equity in earnings, net	(4,872)	938	(4,809)
Dividend from minority equity investment	—	20,762	6,416
Deferred income	2,883	(7,506)	7,483
Compensation expense	(5,662)	72	(861)
Other book/tax differences, net	218	(1,793)	(2,603)

Taxable income before adjustments	92,911	118,015	101,309
Less: Capital gains	(14,417)	(32,110)	—

Taxable income subject to the 90% dividend requirement	$78,494	$85,905	$101,309

      Reconciliation between cash dividends paid and the dividends paid deduction is as follows:

	For the year ended December 31,
	(in thousands)

	2001	2000	1999

Cash dividends paid	$108,212	$108,502	$111,703
Less: Dividends designated to prior year	(15,475)	(5,536)	(15,561)
Plus: Dividends designated from the following year	174	15,475	5,536
Less: Portion designated capital gain distribution	(14,417)	(32,110)	—

Dividends paid deduction	$78,494	$86,331	$101,678

      Characterization of distributions is as follows:

	For the year ended
	December 31,
	(in thousands)

	2001	2000	1999

Ordinary income	$1.04	$1.12	$1.21
Capital gains	0.12	0.28	—
Unrecaptured Section 1250 gain	0.07	0.18	—

	$1.23	$1.58	$1.21

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      A portion of the fourth quarter dividends for each of the years ended December 31, 2001, 2000 and 1999 have been allocated and reported to shareholders in the subsequent year. Dividends per share reported to shareholders for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

		Gross Ordinary	Capital Gain	Total
2001 Dividends	Date Paid	Income	Distributions	Dividends

4th quarter 2000	01/04/01	$0.11	$0.01	$0.12
1st quarter	04/07/01	0.31	0.06	0.37
2nd quarter	07/03/01	0.31	0.06	0.37
3rd quarter	10/02/01	0.31	0.06	0.37
4th quarter	01/07/02	—	—	—

		$1.04	$0.19	$1.23

		Gross Ordinary	Capital Gain	Total
2000 Dividends	Date Paid	Income	Distributions	Dividends

4th quarter 1999	01/06/00	$0.20	$0.07	$0.27
1st quarter	04/07/00	0.25	0.11	0.36
2nd quarter	07/03/00	0.25	0.11	0.36
3rd quarter	10/02/00	0.25	0.11	0.36
4th quarter	01/04/01	0.17	0.06	0.23

		$1.12	$0.46	$1.58

		Gross Ordinary	Capital Gain	Total
1999 Dividends	Date Paid	Income	Distributions	Dividends

4th quarter 1998	01/04/99	$0.08	$—	$0.08
1st quarter	04/05/99	0.35	—	0.35
2nd quarter	07/02/99	0.35	—	0.35
3rd quarter	10/04/99	0.35	—	0.35
4th quarter	01/06/00	0.08	—	0.08

		$1.21	$—	$1.21

20. Segment Information

      As a result of the acquisition of AIP’s business centers in connection with the AIP merger on May 14, 2001 (Note 3), the Company has two reportable business segments, shopping centers and business centers, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Accordingly, the Company operated within one segment for periods prior to this merger. Each shopping center and business center is considered a separate operating segment. However, each segment on a stand alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments.

      The shopping center segment consists of 193 shopping centers in 39 states aggregating approximately 39.8 million square feet of Company-owned GLA. These shopping centers range in size from approximately 15,000 square feet to 800,000 square feet of Company-owned GLA. The business center segment consists of 37 business centers in 11 states aggregating approximately 4.4 million square feet of Company-owned GLA. These business centers range in size from approximately 20,000 square feet to 310,000 square feet of Company-owned GLA.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The table below presents information about the Company’s reportable segments for the year ended December 31, 2001.

	Business	Shopping
	Centers	Centers	Other	Total

Total Revenues(A)	$25,258	$296,981		$322,239
Operating expenses(A)	(7,608)	(64,081)		(71,689)

	17,650	232,900		250,550
Unallocated expenses(B)			(173,533)	(173,533)
Equity in net income of joint ventures and minority investment			18,560	18,560
Minority interests			(21,502)	(21,502)
Gain on sale of real estate and real estate investments			18,297	18,297

Net income				$92,372

Total real estate assets	$270,776	$2,222,889		$2,493,665

(A)	A portion of the fourth quarter 1999 dividend paid Reflects operating activity for the 39 AIP properties for the period May 15, 2001 through December 31, 2001.

(B)	Unallocated expenses consist of general and administrative, interest, impairment charge and depreciation and amortization as listed in the consolidated statements of operations.

21. Subsequent Events

      In February 2002, the Company acquired from the Community Center Joint Venture the third party partners’s 80% interest in a shopping center located in Independence, Missouri for approximately $33.4 million. Additionally, the Community Center Joint Venture sold a shopping center located in Durham, North Carolina for $50.1 million, and refinanced seven of the eight properties under two mortgages totaling $339.5 million with a current weighted average interest rate of 5.57%.

      In February 2002, the Company completed a 1.7 million registered common share offering. Net proceeds of approximately $33.2 million were used to repay amounts outstanding under the Company’s Revolving Credit Facilities.

      The Company filed a registration statement on Form S-11, which was declared effective on February 25, 2002, to register 2.8 million common shares to be issued in connection with a Purchase and Sale Agreement among the Company and Burnham, Burnham Pacific Operating Partnership, L.P., and BPP/ Van Ness, L.P. Under the terms of the purchase agreement, the Company acquired one real property asset and all of Burnham’s direct and indirect partnership and membership interests in another real property asset in exchange for $64.5 million, consisting of at least $15.1 million in cash and, at the Company’s option, some or all of the 2.8 million common shares offered pursuant to the registration statement on the aforementioned Form S-11 or additional cash. One property is located in downtown San Francisco, California, which is an eight-story building with over 123,000 square feet of leasable space and had been designated as a National Historic Landmark. The second property is located in a suburb of San Francisco, California, and contains over 245,000 square feet of leasable space.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

22. Quarterly Results of Operations (Unaudited)

      The following table sets forth the quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total

2001:
Revenues from operations	$75,102	$78,596	$83,001	$85,540	$322,239
Income before equity in net income of joint ventures, minority equity investment, gain on disposition of real estate and real estate investments, minority interests and extraordinary item	18,074	20,542	18,807	19,594	77,017
Income before extraordinary item	22,517	29,306	20,352	20,197	92,372
Net income	22,517	29,306	20,352	20,197	92,372
Net income applicable to common shareholders	15,702	22,490	13,537	13,381	65,110
Basic:
Income before extraordinary item per common share	$0.29	$0.41	$0.25	$0.24	$1.18
Net income per common share	$0.29	$0.41	$0.25	$0.24	$1.18
Weighted average number of shares	54,811	54,938	55,131	56,004	55,186
Diluted:
Income before extraordinary item per common share	$0.29	$0.40	$0.24	$0.24	$1.17
Net income per common share	$0.29	$0.40	$0.24	$0.24	$1.17
Weighted average number of shares	55,004	56,589	56,009	56,875	55,834
2000:
Revenues from operations	$68,958	$71,999	$72,104	$74,509	$287,570
Income before equity in net income of joint ventures, minority equity investment, gain on disposition of real estate and real estate investments, minority interests and extraordinary item	18,148	18,947	18,527	18,068	73,690
Income before extraordinary item	37,977	18,713	21,025	23,118	100,833
Net income	37,977	18,713	21,025	23,118	100,833
Net income applicable to common shareholders	31,161	11,898	14,209	16,303	73,571
Basic:
Income before extraordinary item per common share	$0.53	$0.22	$0.26	$0.30	$1.31
Net income per common share	$0.53	$0.22	$0.26	$0.30	$1.31
Weighted average number of shares	59,034	55,222	54,793	54,802	55,959
Diluted:
Income before extraordinary item per common share	$0.51	$0.21	$0.26	$0.30	$1.31
Net income per common share	$0.51	$0.21	$0.26	$0.30	$1.31
Weighted average number of shares	63,815	55,477	55,103	54,879	56,176

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Price Range of Common Shares (Unaudited)

      The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange Composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

2001:	High	Low	Dividends

First	$15.20	$12.875	$.37
Second	18.60	14.23	.37
Third	19.22	15.76	.37
Fourth	19.38	17.16	.37

2000:	High	Low	Dividends

First	$13.875	$11.00	$.36
Second	15.875	13.50	.36
Third	16.25	12.75	.36
Fourth	13.75	11.625	.36

      As of February 28, 2002, there were 517 recordholders and approximately 27,500 beneficial owners of the Company’s common shares.

SCHEDULE II

DEVELOPERS DIVERSIFIED REALTY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the years ended December 31, 2001, 2000 and 1999

(In thousands)

	Balance at			Balance at
	beginning of	Charged		end of
	year	to expense	Deductions	year

Year ended December 31, 2001
Allowance for uncollectible accounts	$4,967	$2,776	$2,097	$5,646

Year ended December 31, 2000
Allowance for uncollectible accounts	$4,651	$2,336	$2,020	$4,967

Year ended December 31, 1999
Allowance for uncollectible accounts	$3,688	$2,923	$1,960	$4,651

Developers Diversified Realty Corporation

Real Estate and Accumulated Depreciation
December 31, 2001
(In thousands)

	Initial Cost			Total Cost(A)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

Brandon, FL	$0	$4,111	$0	$0	$5,817	$5,817
Stow, OH	1,036	9,028	0	993	22,590	23,583
Fern Park, FL (Orlando)	446	303	97	446	425	871
Eastlake, OH	40	141	0	40	144	184
Westlake, OH	424	3,803	203	424	9,289	9,713
Waterbury, CT	0	3,048	0	0	3,226	3,226
E. Norriton, PA	80	4,698	233	80	8,111	8,191
Palm Harbor, FL	1,137	4,089	0	1,137	4,166	5,303
Tarpon Springs, FL	248	7,382	81	248	11,833	12,081
Bayonet Pt., FL	2,113	8,181	128	2,220	8,615	10,835
Starkville, MS	1,271	8,209	0	1,112	9,675	10,787
Tupelo, MS	2,282	14,979	0	2,213	16,514	18,727
Jacksonville, FL	3,005	9,425	0	3,028	9,567	12,595
Brunswick, MA	3,836	15,459	0	3,836	17,945	21,781
Oceanside, CA	0	10,643	0	0	10,644	10,644
Reno, NV	0	366	0	0	367	367
Everett, MA	8,621	40,402	0	8,621	40,402	49,023
Salisbury, MD	1,073	6,216	0	1,454	8,782	10,236
Kildeer, IL	3,595	17,667	0	3,595	17,667	21,262
Atlanta, GA	475	9,374	0	475	9,861	10,336
Erie, PA	10,880	19,201	0	6,537	42,316	48,853
Erie, PA	0	2,564	13	0	3,820	3,820
Chillicothe, OH	43	2,549	2	1,266	11,874	13,140
Ocala, FL	27	351	25	27	456	483
Tampa, FL (Waters)	4,105	6,640	324	3,905	7,449	11,354
Macedonia, OH	4,392	10,885	0	4,392	10,992	15,384
Winchester, VA	618	13,903	0	618	19,547	20,165
Huber Heights, OH	757	14,469	1	757	14,664	15,421
Lebanon, OH	651	911	31	812	703	1,515
Wilmington, OH	157	1,616	51	157	1,752	1,909
Hillsboro, OH	80	1,985	0	80	1,986	2,066
Canton, OH Phase II	5,672	18,390	0	6,394	18,475	24,869
Xenia, OH	948	3,938	0	673	6,266	6,939
Boardman, OH	9,025	27,983	0	8,152	28,013	36,165

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost
		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction(C)
	Depreciation	Depreciation	Encumbrances	(Years)(1)	Acquisition(A)

Brandon, FL	$4,141	$1,676	$0	S/L 30	1972	(C)
Stow, OH	4,605	18,978	0	S/L 30	1969	(C)
Fern Park, FL (Orlando)	301	570	0	S/L 30	1970	(C)
Eastlake, OH	136	48	0	S/L 30	1971	(C)
Westlake, OH	3,730	5,983	0	S/L30	1974	(C)
Waterbury, CT	2,932	294	0	S/L 30	1973	(C)
E. Norriton, PA	4,444	3,747	0	S/L 30	1975	(C)
Palm Harbor, FL	942	4,361	0	S/L 31.5	1995	(A)
Tarpon Springs, FL	7,168	4,913	0	S/L 30	1974	(C)
Bayonet Pt., FL	4,645	6,190	5,327	S/L 30	1985	(C)
Starkville, MS	2,182	8,605	0	S/L 31.5	1994	(A)
Tupelo, MS	3,558	15,169	0	S/L 31.5	1994	(A)
Jacksonville, FL	2,063	10,532	0	S/L 31.5	1995	(A)
Brunswick, MA	2,494	19,287	0	S/L 30	1973	(C)
Oceanside, CA	338	10,306	0	S/L 31.5	2000	(C)
Reno, NV	12	355	0	S/L 31.5	2000	(C)
Everett, MA	976	48,047	30,583	S/L 31.5	2001	(C)
Salisbury, MD	627	9,609	0	S/L 31.5	1999	(A)
Kildeer, IL	0	21,262	0	S/L 31.5	2001	(C)
Atlanta, GA	2,514	7,822	0	S/L 31.5	1994	(A)
Erie, PA	6,949	41,904	26,000	S/L 31.5	1995	(C)
Erie, PA	2,561	1,259	3,000	S/L 30	1973	(C)
Chillicothe, OH	3,250	9,890	0	S/L 30	1974	(C)
Ocala, FL	357	126	0	S/L 30	1974	(C)
Tampa, FL (Waters)	2,643	8,711	0	S/L 31.5	1990	(C)
Macedonia, OH	909	14,475	0	S/L 31.5	1998	(C)
Winchester, VA	4,314	15,851	0	S/L 31.5	1993	(A)
Huber Heights, OH	3,973	11,448	0	S/L 31.5	1993	(A)
Lebanon, OH	283	1,232	0	S/L 31.5	1993	(A)
Wilmington, OH	1,384	525	0	S/L 30	1977	(C)
Hillsboro, OH	1,504	562	0	S/L 30	1979	(C)
Canton, OH Phase II	2,178	22,691	0	S/L 31.5	1995	(A)
Xenia, OH	1,353	5,586	0	S/L 31.5	1994	(A)
Boardman, OH	3,936	32,229	27,000	S/L 31.5	1997	(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2001
(In thousands)

	Initial Cost			Total Cost(A)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

Solon, OH	$6,220	$7,454	$0	$6,220	$20,786	$27,006
Cincinnati, OH	2,399	11,238	172	2,399	12,483	14,882
Bedford, IN	706	8,425	6	1,067	10,050	11,117
Watertown, SD	63	6,443	442	63	9,082	9,145
Connersville, IN	540	6,458	0	540	6,551	7,091
Ashland, OH	210	2,273	0	143	2,389	2,532
Pensacola, FL	1,805	4,010	273	945	2,953	3,898
W.65th Cleveland, OH	90	1,463	15	90	1,542	1,632
Los Alamos, NM	725	3,500	30	725	4,730	5,455
North Olmsted, OH	12,209	45,009	14	12,209	62,832	75,041
Tampa, FL (Dale)	4,269	5,368	205	4,269	6,112	10,381
Waynesville, NC	432	8,089	131	432	8,247	8,679
Pulaski, VA	528	6,396	2	528	6,418	6,946
St. Louis, MO (Sunset)	10,496	31,531	0	10,743	34,308	45,051
St. Louis, MO (Sunset)	2,294	6,874	0	2,461	7,377	9,838
St. Louis, MO (Brentwood)	10,628	32,053	0	10,018	31,966	41,984
Cedar Rapids, IA	4,219	12,697	0	4,219	13,239	17,458
St. Louis, MO (Olympic)	2,775	8,370	0	2,775	9,285	12,060
St. Louis, MO (Gravois)	1,336	4,050	0	1,525	4,713	6,238
St. Louis, MO (Morris)	0	2,048	0	0	2,051	2,051
St. Louis, MO (Keller)	1,632	4,936	0	1,632	4,945	6,577
St. Louis, MO (Southtown)	6,048	0	0	6,051	0	6,051
St. Louis, MO	1,405	4,255	0	1,405	4,866	6,271
St. Louis, MO (American)	244	771	0	514	546	1,060
Aurora, OH	832	7,560	0	1,688	8,505	10,193
Worthington, MN	374	6,404	441	374	7,789	8,163
Harrisburg, IL	550	7,619	0	550	7,938	8,488
Idaho Falls, ID	1,302	5,703	0	1,418	5,717	7,135
Mt. Vernon, IL	1,789	9,399	111	1,789	15,008	16,797
Fenton, MO	414	4,244	476	430	6,763	7,193
Melbourne, FL	0	3,085	117	0	3,268	3,268
Simpsonville, SC	431	6,563	0	431	6,750	7,181
Camden, SC	627	7,519	7	1,016	9,527	10,543
Union, SC	685	7,629	1	685	7,649	8,334

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost
		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction(C)
	Depreciation	Depreciation	Encumbrances	(Years)(1)	Acquisition(A)

Solon, OH	$1,723	$25,283	$0	S/L 31.5	1998	(C)
Cincinnati, OH	3,457	11,425	0	S/L 31.5	1993	(A)
Bedford, IN	2,435	8,682	0	S/L 31.5	1993	(A)
Watertown, SD	5,687	3,458	0	S/L 30	1977	(C)
Connersville, IN	1,695	5,396	0	S/L 31.5	1993	(A)
Ashland, OH	1,922	610	0	S/L 30	1977	(C)
Pensacola, FL	250	3,648	0	S/L 30	1988	(C)
W.65th Cleveland, OH	1,226	406	0	S/L 30	1977	(C)
Los Alamos, NM	2,423	3,032	0	S/L 30	1978	(C)
North Olmsted, OH	8,748	66,293	0	S/L 31.5	1997	(A)
Tampa, FL (Dale)	2,114	8,267	0	S/L 31.5	1990	(C)
Waynesville, NC	2,292	6,387	0	S/L 31.5	1993	(A)
Pulaski, VA	1,770	5,176	0	S/L 31.5	1993	(A)
St. Louis, MO (Sunset)	3,675	41,376	35,000	S/L 31.5	1998	(A)
St. Louis, MO (Sunset)	806	9,032	0	S/L 31.5	1998	(A)
St. Louis, MO (Brentwood)	3,689	38,295	26,000	S/L 31.5	1998	(A)
Cedar Rapids, IA	1,592	15,866	10,854	S/L 31.5	1998	(A)
St. Louis, MO (Olympic)	999	11,061	4,369	S/L 31.5	1998	(A)
St. Louis, MO (Gravois)	507	5,731	2,545	S/L 31.5	1998	(A)
St. Louis, MO (Morris)	226	1,825	0	S/L 31.5	1998	(A)
St. Louis, MO (Keller)	552	6,025	2,290	S/L 31.5	1998	(A)
St. Louis, MO (Southtown)	0	6,051	0	S/L 31.5	1998	(A)
St. Louis, MO	503	5,768	3,194	S/L 31.5	1998	(A)
St. Louis, MO (American)	67	993	0	S/L 31.5	1998	(A)
Aurora, OH	1,208	8,985	0	S/L 31.5	1995	(C)
Worthington, MN	5,154	3,009	0	S/L 30	1977	(C)
Harrisburg, IL	1,976	6,512	0	S/L 31.5	1994	(A)
Idaho Falls, ID	688	6,447	0	S/L 31.5	1998	(A)
Mt. Vernon, IL	3,218	13,579	0	S/L 31.5	1993	(A)
Fenton, MO	3,395	3,798	0	S/L 30	1983	(A)
Melbourne, FL	2,427	841	0	S/L 30	1978	(C)
Simpsonville, SC	1,696	5,485	0	S/L 31.5	1994	(A)
Camden, SC	2,200	8,343	0	S/L 31.5	1993	(A)
Union, SC	2,078	6,256	0	S/L 31.5	1993	(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2001
(In thousands)

	Initial Cost			Total Cost(A)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

N. Charleston, SC	$911	$11,346	$1	$1,081	$15,683	$16,764
S. Anderson, SC	1,366	6,117	13	1,366	6,150	7,516
Anderson, SC	204	940	0	204	940	1,144
Orangeburg, SC	318	1,693	0	318	3,408	3,726
Mt. Pleasant, SC	2,584	10,470	0	2,589	16,157	18,746
Columbia, SC	600	3,263	0	600	3,263	3,863
Sault Ste. Marie, MI	1,826	13,710	0	1,826	15,033	16,859
Cheboygan, MI	127	3,612	0	127	3,778	3,905
Grand Rapids, MI	1,926	8,039	0	1,926	8,250	10,176
Detroit, MI	6,738	26,988	27	6,738	27,133	33,871
Houghton, MI	440	7,301	1,821	440	11,336	11,776
Bad Axe, MI	184	3,647	0	184	4,040	4,224
Gaylord, MI	270	8,728	2	270	9,107	9,377
Howell, MI	332	11,938	1	332	12,445	12,777
Mt. Pleasant, MI	767	7,769	20	767	11,523	12,290
Elyria, OH	352	5,693	0	352	5,693	6,045
Midvale, UT	25,662	56,759	0	25,662	59,825	85,487
Meridian, ID	24,591	25,416	0	24,591	25,416	50,007
Taylorsville, UT	24,327	53,686	0	25,394	55,009	80,403
Orem, UT	5,428	12,259	0	5,428	12,720	18,148
Logan, UT	774	1,651	0	774	1,655	2,429
Salt Lake City, UT	986	2,132	0	986	2,137	3,123
Riverdale, UT	15,845	36,479	0	15,845	42,027	57,872
Bemidji, MN	442	8,229	500	442	9,275	9,717
The Hermes Building	2,801	5,997	0	2,801	6,247	9,048
Ogden, UT	3,620	7,716	0	3,620	7,928	11,548
Las Vegas, NV	2,142	4,562	0	1,629	3,676	5,305
Cape Coral, FL	1,287	2,548	150	1,287	5,304	6,591
Trindad, CO	411	2,579	198	411	2,744	3,155
Hazard, KY	403	3,271	297	403	3,670	4,073
Birmingham, AL	3,726	13,974	0	3,726	16,591	20,317
Birmingham, AL	10,573	26,002	0	11,434	33,853	45,287
Huntsville, AL	600	3,058	0	600	3,079	3,679
Brentwood, TN	4,981	17,703	0	4,981	17,860	22,841

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost
		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction(C)
	Depreciation	Depreciation	Encumbrances	(Years)(1)	Acquisition(A)

N. Charleston, SC	$3,738	$13,026	$0	S/L 31.5	1993	(A)
S. Anderson, SC	1,551	5,965	0	S/L 31.5	1994	(A)
Anderson, SC	201	943	0	S/L 31.5	1995	(A)
Orangeburg, SC	531	3,195	0	S/L 31.5	1995	(A)
Mt. Pleasant, SC	2,377	16,369	6,133	S/L 31.5	1995	(A)
Columbia, SC	639	3,224	0	S/L 31.5	1995	(A)
Sault Ste. Marie, MI	3,365	13,494	5,006	S/L 31.5	1994	(A)
Cheboygan, MI	943	2,962	0	S/L 31.5	1993	(A)
Grand Rapids, MI	1,628	8,548	0	S/L 31.5	1995	(A)
Detroit, MI	3,304	30,567	11,479	S/L 31.5	1998	(A)
Houghton, MI	7,264	4,512	0	S/L 30	1980	(C)
Bad Axe, MI	1,059	3,165	0	S/L 31.5	1993	(A)
Gaylord, MI	2,423	6,954	0	S/L 31.5	1993	(A)
Howell, MI	3,306	9,471	0	S/L 31.5	1993	(A)
Mt. Pleasant, MI	2,804	9,486	0	S/L 31.5	1993	(A)
Elyria, OH	2,964	3,081	0	S/L 30	1977	(C)
Midvale, UT	6,739	78,748	0	S/L 31.5	1998	(A)
Meridian, ID	992	49,015	28,404	S/L 31.5	2001	(C)
Taylorsville, UT	5,804	74,599	0	S/L 31.5	1998	(A)
Orem, UT	1,378	16,770	0	S/L 31.5	1998	(A)
Logan, UT	185	2,244	863	S/L 31.5	1998	(A)
Salt Lake City, UT	242	2,881	0	S/L 31.5	1998	(A)
Riverdale, UT	4,384	53,488	9,633	S/L 31.5	1998	(A)
Bemidji, MN	5,752	3,965	0	S/L 30	1977	(C)
The Hermes Building	708	8,340	1,045	S/L 31.5	1998	(A)
Ogden, UT	871	10,677	0	S/L 31.5	1998	(A)
Las Vegas, NV	411	4,894	0	S/L 31.5	1998	(A)
Cape Coral, FL	1,879	4,712	0	S/L 30	1985	(C)
Trindad, CO	1,414	1,741	0	S/L 30	1986	(C)
Hazard, KY	2,605	1,468	0	S/L 30	1978	(C)
Birmingham, AL	3,109	17,208	0	S/L 31.5	1994	(A)
Birmingham, AL	6,889	38,398	0	S/L 31.5	1995	(A)
Huntsville, AL	593	3,086	0	S/L 31.5	1995	(A)
Brentwood, TN	946	21,895	16,135	S/L 31.5	2000	(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2001
(In thousands)

	Initial Cost			Total Cost(A)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

Jacksonville, NC	$521	$3,999	$173	$391	$6,444	$6,835
Ormond Beach, FL	1,048	15,812	4	1,048	16,221	17,269
Alamosa, CO	161	1,034	211	161	1,224	1,385
Wilmington, NC	4,785	16,852	1,183	4,287	31,207	35,494
Berlin, VT	859	10,948	24	866	13,845	14,711
Brainerd, MN	703	9,104	272	1,182	13,527	14,709
Spring Hill, FL	1,084	4,816	266	2,096	8,183	10,279
Tiffin, OH	432	5,908	435	432	7,372	7,804
Toledo, OH	6,202	11,645	0	6,067	21,038	27,105
Denver, CO	7,833	35,550	0	7,833	49,707	57,540
Dickinson, ND	57	6,864	355	51	7,762	7,813
West Pasco, FL	1,422	6,552	9	1,358	6,448	7,806
Marianna, FL	1,496	3,500	130	1,496	3,641	5,137
Hutchinson, MN	402	5,510	657	427	6,563	6,990
New Bern, NC	780	8,204	72	441	5,134	5,575
Highland, IN	4,003	20,101	0	4,003	22,970	26,973
Princeton, NJ (Park)	7,121	29,783	0	7,121	30,029	37,150
Princeton, NJ (Pavillion)	6,327	22,936	0	6,327	22,878	29,205
St. Paul, MN	4,468	18,084	0	4,470	19,407	23,877
Russellville, AR	624	13,391	0	624	13,494	14,118
N. Little Rock, AR	907	17,160	0	907	17,495	18,402
Fayetteville, AK	2,366	9,503	0	6,677	20,507	27,184
Ottumwa, IA	338	8,564	103	276	13,014	13,290
Washington, NC	991	3,118	34	878	4,547	5,425
Ovideo, FL	6,010	6,439	0	4,394	17,446	21,840
Orlando, FL	4,792	11,674	84	4,792	12,524	17,316
Durham, NC	2,210	11,671	278	2,210	12,783	14,993
Crystal River, FL	1,217	5,796	365	1,219	6,177	7,396
Bellefontaine, OH	998	3,221	0	998	5,544	6,542
Dublin, OH	3,609	11,546	0	3,609	11,664	15,273
Grove City, OH	2,848	9,132	0	2,848	9,135	11,983
Hamilton, OH	495	1,618	0	495	1,618	2,113
Pataskala, OH	514	1,679	0	514	1,679	2,193
Pickerington, OH	1,896	6,086	0	1,896	6,095	7,991

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost
		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction(C)
	Depreciation	Depreciation	Encumbrances	(Years)(1)	Acquisition(A)

Jacksonville, NC	$1,462	$5,373	$0	S/L 31.5	1989	(C)
Ormond Beach, FL	3,920	13,349	0	S/L 31.5	1994	(A)
Alamosa, CO	719	666	0	S/L 30	1986	(C)
Wilmington, NC	7,782	27,712	0	S/L 31.5	1989	(C)
Berlin, VT	5,680	9,031	4,940	S/L 30	1986	(C)
Brainerd, MN	3,691	11,018	470	S/L 31.5	1991	(A)
Spring Hill, FL	2,653	7,626	5,734	S/L 30	1988	(C)
Tiffin, OH	4,670	3,134	0	S/L 30	1980	(C)
Toledo, OH	1,165	25,940	23,000	S/L 31.5	1997	(C)
Denver, CO	6,021	51,519	39,000	S/L 31.5	1997	(C)
Dickinson, ND	5,994	1,819	0	S/L 30	1978	(C)
West Pasco, FL	3,275	4,531	4,784	S/L 30	1986	(C)
Marianna, FL	1,323	3,814	0	S/L 31.5	1990	(C)
Hutchinson, MN	4,393	2,597	0	S/L 30	1981	(C)
New Bern, NC	1,561	4,014	0	S/L 31.5	1989	(C)
Highland, IN	3,789	23,184	0	S/L 31.5	1997	(A)
Princeton, NJ (Park)	3,608	33,542	26,963	S/L 31.5	1998	(A)
Princeton, NJ (Pavillion)	1,827	27,378	28,314	S/L 31.5	2000	(C)
St. Paul, MN	2,842	21,035	0	S/L 31.5	1997	(A)
Russellville, AR	3,336	10,782	0	S/L 31.5	1994	(A)
N. Little Rock, AR	4,374	14,028	0	S/L 31.5	1994	(A)
Fayetteville, AK	2,136	25,048	0	S/L 31.5	1997	(A)
Ottumwa, IA	3,841	9,449	0	S/L 31.5	1990	(C)
Washington, NC	1,400	4,025	0	S/L 31.5	1990	(C)
Ovideo, FL	788	21,052	0	S/L 31.5	1997	(C)
Orlando, FL	5,239	12,077	0	S/L 31.5	1989	(C)
Durham, NC	4,525	10,468	0	S/L 31.5	1990	(C)
Crystal River, FL	3,126	4,270	0	S/L 30	1986	(C)
Bellefontaine, OH	493	6,049	2,824	S/L 31.5	1998	(A)
Dublin, OH	1,405	13,868	10,143	S/L 31.5	1998	(A)
Grove City, OH	1,094	10,889	7,468	S/L 31.5	1998	(A)
Hamilton, OH	192	1,921	0	S/L 31.5	1998	(A)
Pataskala, OH	198	1,995	635	S/L 31.5	1998	(A)
Pickerington, OH	725	7,266	4,857	S/L 31.5	1998	(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2001
(In thousands)

	Initial Cost			Total Cost(A)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

Barboursville, OH	$431	$1,417	$2	$431	$1,419	$1,850
Columbus, OH	11,087	44,494	0	11,866	47,843	59,709
Dallas, TX (Beltline Business Center)	632	3,432	0	632	3,432	4,064
Houston, TX (Commerce Park)	668	3,683	0	668	3,683	4,351
Irving, TX (Gateway-5)	687	4,029	0	687	4,036	4,723
Arlington, TX (Meridian Street)	322	1,311	0	322	1,311	1,633
Dallas, TX (Northgate)	1,160	5,907	0	1,160	5,907	7,067
Houston, TX (Plaza Southwest)	919	4,800	0	919	4,800	5,719
Houston, TX (Westchase Park)	432	2,156	0	432	2,156	2,588
Menomenee Falls, WI (Northwest)	872	4,328	0	872	4,328	5,200
Denver, CO (Tamarac Square Mall)	2,990	12,252	0	2,990	12,252	15,242
Dallas, TX (Carpenter Center)	529	1,239	0	529	1,239	1,768
Grand Prairie, TX (Carrier Place)	585	3,126	0	585	3,126	3,711
Grapevine, TX (DFW North)	395	3,089	0	395	3,089	3,484
Dallas, TX (Northgate)	1,179	9,833	0	1,179	9,833	11,012
Plano, TX (Parkway Tech Center)	482	3,366	0	482	3,366	3,848
Dallas, TX (Shady Trail Business)	529	1,890	0	529	1,890	2,419
Dallas, TX (Valley View Commerce)	1,795	5,028	0	1,795	5,028	6,823
Carrollton, TX (Valwood)	356	1,996	0	356	1,996	2,352
Houston, TX (Commerce Center)	4,624	8,423	0	4,624	8,423	13,047
Chelmsford, MA (Apollo Drive)	8,124	26,760	0	8,124	26,760	34,884
St. Louis, MO (1881 Pine Street)	827	7,485	0	827	7,485	8,312
Phoenix, AZ (Gateway West)	2,107	10,104	0	2,107	10,104	12,211
San Diego, CA (10505 Sorrento)	874	3,875	0	874	3,875	4,749
Daytona Beach, FL (Volusia Point)	3,838	4,485	0	3,838	4,485	8,323
Norfolk, VA (Norfolk Commerce)	2,293	19,493	0	2,293	19,493	21,786
Streetsboro, OH (Alumax Bldg)	205	2,266	0	205	2,266	2,471
Aurora, OH (Hardline Services)	820	5,561	0	820	5,561	6,381
Twinsburg, OH (Heritage Business)	254	1,623	0	254	1,623	1,877
Mentor, OH (Steris Bldg)	190	1,449	0	190	1,449	1,639
Twinsburg, OH (Heritage VSA)	169	3,297	0	169	3,297	3,466
Dallas, TX (2121 Glenville)	406	1,355	0	406	1,355	1,761
Houston, TX (Technipark Ten)	873	3,141	0	873	3,141	4,014
Phoenix, AZ (Washington Business)	2,022	7,456	0	2,022	7,456	9,478

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost
		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction(C)
	Depreciation	Depreciation	Encumbrances	(Years)(1)	Acquisition(A)

Barboursville, OH	$170	$1,680	$0	S/L 31.5	1998	(A)
Columbus, OH	5,159	54,550	0	S/L 31.5	1998	(A)
Dallas, TX (Beltline Business Center)	65	3,999	1,630	S/L 31.5	2001	(A)
Houston, TX (Commerce Park)	70	4,281	1,899	S/L 31.5	2001	(A)
Irving, TX (Gateway-5)	75	4,648	2,578	S/L 31.5	2001	(A)
Arlington, TX (Meridian Street)	24	1,609	1,051	S/L 31.5	2001	(A)
Dallas, TX (Northgate)	110	6,957	4,680	S/L 31.5	2001	(A)
Houston, TX (Plaza Southwest)	90	5,629	3,052	S/L 31.5	2001	(A)
Houston, TX (Westchase Park)	37	2,551	1,201	S/L 31.5	2001	(A)
Menomenee Falls, WI (Northwest)	80	5,120	0	S/L 31.5	2001	(A)
Denver, CO (Tamarac Square Mall)	226	15,016	0	S/L 31.5	2001	(A)
Dallas, TX (Carpenter Center)	23	1,745	29,256	S/L 31.5	2001	(A)
Grand Prairie, TX (Carrier Place)	46	3,665	0	S/L 31.5	2001	(A)
Grapevine, TX (DFW North)	58	3,426	0	S/L 31.5	2001	(A)
Dallas, TX (Northgate)	184	10,828	0	S/L 31.5	2001	(A)
Plano, TX (Parkway Tech Center)	62	3,786	0	S/L 31.5	2001	(A)
Dallas, TX (Shady Trail Business)	36	2,383	0	S/L 31.5	2001	(A)
Dallas, TX (Valley View Commerce)	99	6,724	0	S/L 31.5	2001	(A)
Carrollton, TX (Valwood)	37	2,315	0	S/L 31.5	2001	(A)
Houston, TX (Commerce Center)	158	12,889	0	S/L 31.5	2001	(A)
Chelmsford, MA (Apollo Drive)	496	34,388	0	S/L 31.5	2001	(A)
St. Louis, MO (1881 Pine Street)	153	8,159	0	S/L 31.5	2001	(A)
Phoenix, AZ (Gateway West)	197	12,014	0	S/L 31.5	2001	(A)
San Diego, CA (10505 Sorrento)	75	4,674	0	S/L 31.5	2001	(A)
Daytona Beach, FL (Volusia Point)	83	8,240	0	S/L 31.5	2001	(A)
Norfolk, VA (Norfolk Commerce)	397	21,389	0	S/L 31.5	2001	(A)
Streetsboro, OH (Alumax Bldg)	42	2,429	0	S/L 31.5	2001	(A)
Aurora, OH (Hardline Services)	103	6,278	0	S/L 31.5	2001	(A)
Twinsburg, OH (Heritage Business)	30	1,847	0	S/L 31.5	2001	(A)
Mentor, OH (Steris Bldg)	27	1,612	0	S/L 31.5	2001	(A)
Twinsburg, OH (Heritage VSA)	61	3,405	0	S/L 31.5	2001	(A)
Dallas, TX (2121 Glenville)	25	1,736	0	S/L 31.5	2001	(A)
Houston, TX (Technipark Ten)	63	3,951	0	S/L 31.5	2001	(A)
Phoenix, AZ (Washington Business)	109	9,369	0	S/L 31.5	2001	(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2001
(In thousands)

	Initial Cost			Total Cost(A)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

9yChesapeake, VA (Greenbrier Circle)	$1,878	$14,039	$0	$1,878	$14,039	$15,917
Chesapeake, VA (Greenbrier Tech.)	965	5,898	0	965	5,898	6,863
Silver Springs, MD (Tech Center 29-I)	7,484	20,980	0	7,484	20,980	28,464
Orlando, FL (Winter Park)	2,017	8,207	0	2,017	8,207	10,224
Portfolio Balance (DDR)	3,427	122,384	9,235	3,427	131,619	135,046

	$441,824	$1,761,077	$20,554	$444,800	$2,048,865	$2,493,665

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost
		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction(C)
	Depreciation	Depreciation	Encumbrances	(Years)(1)	Acquisition(A)

9yChesapeake, VA (Greenbrier Circle)	$269	$15,648	$0	S/L 31.5	2001	(A)
Chesapeake, VA (Greenbrier Tech.)	109	6,754	4,022	S/L 31.5	2001	(A)
Silver Springs, MD (Tech Center 29-I)	392	28,072	15,243	S/L 31.5	2001	(A)
Orlando, FL (Winter Park)	157	10,067	0	S/L 31.5	2001	(A)
Portfolio Balance (DDR)	4,074	130,973	0

	$351,709	$2,141,956	$478,604

(1)	S/ L refers to straight-line depreciation.

(A)	The Aggregate Cost for Federal Income Tax purposes was approximately $2.4 billion at December 31, 2001.

The changes in Total Real Estate Assets for the three years ended December 31, 2001 are as follows:

	2001	2000	1999

Balance, beginning of year	$2,161,812	$2,068,274	$1,896,763
Acquisitions and Transfers from Joint Ventures	289,342	81,087	78,318
Developments, improvements and expansions	133,503	67,707	131,977
Changes in land under development and construction in progress	(38,232)	33,862	(1,169)
Sales, Retirements and Transfers to Joint Ventures	(52,760)	(89,118)	(37,615)

Balance, end of year	$2,493,665	$2,161,812	$2,068,274

   The changes in Accumulated Depreciation and Amortization for the three years ended December 31, 2001 are as follows:

	2001	2000	1999

Balance, beginning of year	$297,247	$249,912	$203,097
Depreciation for year	64,493	54,201	49,998
Sales and Retirements	(10,031)	(6,866)	(3,183)

Balance, end of year	$351,709	$297,247	$249,912