Form 10-Q
period 2002-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2002-05-15
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________
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

            64,509,477 common shares, without par value, outstanding as of May 6, 2002

Form 10-Q
PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II OTHER INFORMATION
SIGNATURES
EX-3.1 Amended/Restated Articles of Incorporation
EX-10.1 Perform. Units Agmt/Company & Jacobstein
EX-10.2 Perform. Units Agmt/Company & D. Hurwitz
EX-10.3 Incentive Compensation Agreement

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001.

Condensed Consolidated Statements of Operations for the Three Month Periods ending March 31, 2002 and 2001.

Condensed Consolidated Statements of Cash Flows for the Three Month Periods ending March 31, 2002 and 2001.

Notes to Condensed Consolidated Financial Statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31, 2002	December 31, 2001

Assets

Real estate rental property:

Land	$439,184	$419,261

Buildings	1,931,144	1,869,753

Fixtures and tenant improvements	63,802	60,115

Land under development	25,539	25,539

Construction in progress	111,053	118,997

	2,570,722	2,493,665

Less accumulated depreciation	(365,254)	(351,709)

Real estate, net	2,205,468	2,141,956

Cash and cash equivalents	25,055	19,069

Investments in and advances to joint ventures	262,973	255,565

Notes receivable	27,716	5,221

Real estate properties held for sale	7,846	—

Other assets	67,901	75,396

	$2,596,959	$2,497,207

Liabilities and Shareholders’ Equity

Unsecured indebtedness:

Fixed rate senior notes	$324,622	$405,827

Variable rate senior notes	100,000	—

Variable rate term debt	22,120	22,120

Revolving credit facility	235,000	376,000

	681,742	803,947

Secured indebtedness:

Revolving credit facility	—	25,750

Mortgage and other secured indebtedness	508,064	478,604

Total indebtedness	508,064	504,354

	1,189,806	1,308,301

Accounts payable and accrued expenses	51,227	55,560

Dividends payable	24,533	22,072

Other liabilities	18,702	26,859

	1,284,268	1,412,792

Minority equity interest	21,750	23,034

Preferred operating partnership interests	207,111	207,111

Operating partnership minority interests	19,020	20,256

	1,532,149	1,663,193

Commitments and contingencies

Shareholders’ equity:

Class A - 9.5% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 421,500 shares issued and outstanding at March 31, 2002 and December 31, 2001	105,375	105,375

Class B - 9.44% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 177,500 shares issued and outstanding at March 31, 2002 and December 31, 2001	44,375	44,375

Class C - 8.375% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at March 31, 2002 and December 31, 2001	100,000	100,000

Class D - 8.68% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 216,000 shares issued and outstanding at March 31, 2002 and December 31, 2001	54,000	54,000

Class F - 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at March 31, 2002	150,000	—

Common shares, without par value, $.10 stated value; 100,000,000 shares authorized; 64,369,773 and 66,093,105 shares issued at March 31, 2002 and December 2001, respectively	7,101	6,609

Paid-in-capital	840,203	753,228

Accumulated distributions in excess of net income	(137,780)	(130,436)

Accumulated other comprehensive income	(6,002)	(8,174)

Less: Unearned compensation — restricted stock	(3,241)	(1,753)

Common stock in treasury at cost: 6,639,004 and 6,638,457
shares at March 31, 2002 and December 31, 2001, respectively	(89,221)	(89,210)

	1,064,810	834,014

	$2,596,959	$2,497,207

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDING MARCH 31,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2002	2001

Revenues from operations:

Minimum rents	$61,319	$51,640

Percentage and overage rents	912	1,094

Recoveries from tenants	15,720	14,723

Ancillary income	354	322

Other property related income	225	209

Management fee income	2,762	3,082

Development fee income	505	298

Interest income	677	1,779

Other	3,740	1,623

	86,214	74,770

Rental operation expenses:

Operating and maintenance	9,434	9,224

Real estate taxes	10,116	8,203

General and administrative	6,486	5,701

Interest	19,086	19,961

Depreciation and amortization	21,231	13,818

	66,353	56,907

Income before equity in net income of joint ventures and minority equity investment, gain on disposition of real estate and real estate investments, minority interests and discontinued operations	19,861	17,863

Equity in net income of joint ventures	6,726	4,939

Equity in net income from minority equity investment	—	2,950

Gain on disposition of real estate and real estate investments	2,754	1,742

Income before minority interests and discontinued operations	29,341	27,494

Minority interests:

Minority equity interests	(450)	(30)

Preferred operating partnership minority interests	(4,770)	(4,770)

Operating partnership minority interests	(384)	(388)

	(5,604)	(5,188)

Income before discontinued operations	23,737	22,306

Income from discontinued operations	194	211

Net income	$23,931	$22,517

Net income applicable to common shareholders	$16,936	$15,702

Per share data:

Basic earnings per share data:

Income before discontinued operations	$0.28	$0.29

Discontinued operations	—	—

Net income applicable to common shareholders	$0.28	$0.29

Diluted earnings per share data:

Income before discontinued operations	$0.27	$0.29

Discontinued operations	—	—

Net income applicable to common shareholders	$0.27	$0.29

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDING MARCH 31,
(Dollars in thousands)
(Unaudited)

	2002	2001

Net cash flow provided by operating activities	$44,272	$42,218

Cash flow from investing activities:

Real estate developed or acquired	(67,448)	(27,182)

Proceeds from sale and refinancing of joint venture interests	14,347	—

Investments in and advances to joint ventures, net	(20,898)	(10,329)

Issuance of notes receivable	(22,495)	(1,233)

Proceeds from disposition of real estate and real estate investments	25,679	8,236

Net cash flow used for investing activities	(70,815)	(30,508)

Cash flow from financing activities:

(Repayment of) proceeds from revolving credit facilities, net	(166,750)	49,500

Proceeds from construction loans and mortgages	32,194	5,789

Repayment of senior notes	—	(28,000)

Proceeds from issuance and exchange of medium term notes, net of underwriting commissions and $226 of offering expenses	17,094	—

Principal payments on rental property debt	(2,734)	(7,911)

Payment of deferred finance costs	(114)	(5)

Proceeds from the issuance of common shares, net of underwriting commissions and $119 of offering expenses	33,087	—

Proceeds from issuance of preferred shares, net of underwriting commission and $540 of offering expenses	144,735	—

Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	8,917	487

Purchase of treasury stock	(11)	(508)

Distributions to preferred and operating partnership minority interests	(5,172)	(5,112)

Dividends paid	(28,717)	(26,572)

Net cash flow provided by (used for) financing activities	32,529	(12,332)

Increase (decrease) in cash and cash equivalents	5,986	(622)

Cash and cash equivalents, beginning of period	19,069	4,243

Cash and cash equivalents, end of period	$25,055	$3,621

Supplemental disclosure of non-cash investing and financing activities:

For the three months ended March 31, 2002, in conjunction with the acquisition of two shopping center properties, the Company issued approximately 2.5 million common shares in a registered offering at an aggregate value of $49.2 million, assumed mortgage debt and other liabilities of approximately $1.8 million. In conjunction with the formation of a joint venture, the Company transferred property to the joint venture with a net book value of $24.3 million for partial consideration of a 10% equity interest. At March 31, 2002, included in accounts payable and other liabilities, respectively, is $24.5 million of dividends declared and $5.7 million, which represents the aggregate fair value of the Company’s interest rate swaps. The foregoing transactions did not provide for or require the use of cash.

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

Reclassifications

     Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

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

     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

New Accounting Standard

     In April 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This SFAS also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending December 31, 2003. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

Comprehensive Income

     Comprehensive income for the three month periods ended March 31, 2002 and 2001 was $26,102,000 and $18,338,000, respectively.

2. EQUITY INVESTMENTS IN JOINT VENTURES

     At March 31, 2002, the Company had an ownership interest in various joint ventures which own fifty-five operating shopping center properties and four shopping center properties under development.

     Combined condensed financial information of the Company’s joint venture investments are as follows (in thousands):

	March 31,	December 31,
Combined Balance Sheets:	2002	2001

Land	$379,186	$374,531

Buildings	1,273,739	1,272,394

Fixtures and tenant improvements	18,314	18,391

Construction in progress	142,449	111,660

	1,813,688	1,776,976

Less accumulated depreciation	(141,520)	(140,850)

Real estate, net	1,672,168	1,636,126

Receivables, net	48,959	51,764

Investment in joint ventures	20,053	21,949

Other assets	75,452	60,778

	$1,816,632	$1,770,617

Mortgage debt	$1,198,117	$1,168,686

Amounts payable to DDR	85,690	80,515

Other liabilities	41,826	46,236

	1,325,633	1,295,437

Accumulated equity	490,999	475,180

	$1,816,632	$1,770,617

Company’s proportionate share of accumulated equity	$148,761	$146,776

	Three Month Periods
	Ending March 31,
Combined Statements of Operations:	2002	2001

Revenues from operations	$63,693	$56,558

Rental operation expenses	20,779	17,333

Depreciation and amortization expense of real estate investments	8,963	7,880

Interest expense	19,027	18,559

	48,769	43,772

Income before gain on sale of real estate and real estate investments and discontinued operations	14,924	12,786

Gain on sale of real estate and real estate investments	4,707	—

Income from continuing operations	19,631	12,786

Income from discontinued operations	269	419

Gain on sale of discontinued operations	10,641	—

Net income	$30,541	$13,205

Company’s proportionate share of net income*	$7,987	$5,256

*     For the three month periods ended March 31, 2002 and 2001, the difference between the $8.0 million and $5.3 million, respectively, of the Company’s proportionate share of net income reflected above, and $6.7 million and $4.9 million, respectively, of equity in net income of joint ventures reflected in the Company’s statement of operations is attributable to additional depreciation associated with basis differentials and deferred gain on sale. Basis differentials occur primarily when the Company has purchased an interest in existing joint ventures at fair market values which differ from their proportionate share of the historical cost of the net assets of the joint venture. Income differences also occur when the Company acquires assets from joint ventures. The Company’s proportionate share of gains recorded at the joint venture level which approximated $0.9 million for the three month period ended March 31, 2002 were eliminated by the Company when recording its share of the joint venture income.

     Included in management fee income for the three month period ended March 31, 2002 and 2001, is approximately $1.9 and $1.7 million, respectively, of management fees earned by the Company for services rendered to the joint ventures. Also included in revenues for the three month period ended March 31, 2002 and 2001, is approximately $1.2 million in each year, of development fee income and commissions for services rendered to the joint ventures, net of amounts eliminated related to the Company’s proportionate ownership share and interest income from notes receivable.

     In February 2002, the Company acquired a third party partner’s 80% interest in a 380,000 shopping center located in Independence, Missouri owned by the Community Center Joint Venture for approximately $33.4 million. Additionally, the Community Center Joint Venture sold a 408,000 square foot shopping center located in Durham, North Carolina for $50.1 million, and refinanced seven of the eight properties under two mortgages totaling $339.5 million with a current weighted average interest rate of 5.57%.

     In March 2002, the Company formed a joint venture with a fund organized and advised by DRA Advisors, Inc. whereby the Company contributed a wholly-owned newly developed shopping center property in Kildeer, Illinois initially valued at approximately $28 million, and in exchange received a 10% equity ownership interest in the joint venture and cash proceeds of approximately $25.2 million. In conjunction with this transaction, the Company recognized a gain of approximately $2.3 million associated with the sale of the 90% interest to DRA Advisors, Inc. The Company continues to manage and operate the shopping center and receives fees for such services.

     In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $235 million. The Company has a 25% interest in the joint venture. In addition, the Company will earn fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate disposition of the real estate interests held by the bankrupt estate. The portfolio currently consists of approximately 200 Service Merchandise retail sites totaling approximately 10.7 million square feet. The transaction was approved by the U.S. Bankruptcy Court in Nashville, Tennessee and subsequently the designation rights were transferred to the joint venture. As of March 31, 2002, the Company has an investment of $12.0 million in this joint venture. In addition, the Company advanced $2.5 million to Lubert-Adler Funds, which was subsequently repaid in April 2002.

3. MINORITY EQUITY INVESTMENT

     On May 14, 2001, the Company completed its merger with American Industrial Properties (“AIP”). The merger of a wholly owned subsidiary of DDR (DDR Transitory Sub, Inc.) into AIP provides DDR with complete ownership of all AIP’s 39 remaining properties after the sale of certain assets to Lend Lease. This portfolio was comprised of 31 industrial properties, six office properties, two retail properties and 23.7 acres of undeveloped land. DDR intends to implement an orderly strategic disposition of the industrial and office assets. From the date of the merger, the AIP assets, liabilities and operating results are consolidated in the Company’s financial statements. Prior to the merger and since 1999, the Company owned a 46% common stock interest, which was accounted for under the equity method of accounting. The Company’s effective purchase of the remaining interest in AIP through the redemption of all other shareholders, as previously described, was accounted for as a step acquisition.

     The summarized results of operations for the three month period ended March 31, 2001, as reflected on the accounts of AIP, were as follows (in thousands):

Three month period ended
March 31, 2001

Statement of Operations:

Revenues from operations	$22,240

Rental operation expenses	7,164

Depreciation and amortization expense	2,481

Interest expense	5,617

15,262

Income from operations	6,978

Minority interests	(190)

Loss on disposition of real estate	(18)

Net income	$6,770

     For the three month period ended March 31, 2001, the Company recorded equity in net income from minority equity investment of $3.0 million. The difference between the Company’s share in net income as reported in the financial statements of AIP and that reflected on the Company’s accounts is attributable to adjustments relating to depreciation and amortization and gain (loss) on disposition of real estate associated with basis adjustments.

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

     The following unaudited supplemental pro forma operating data is presented for the three months ended March 31, 2001 as if the merger of the AIP properties, net of the Lend Lease sale, had occurred on January 1, 2001.

Three Month Period Ending March 31,

(in thousands, except per share)
2001

Pro forma revenues	$85,495

Pro forma income before discontinued operations	$22,797

Pro forma income from discontinued operations	$211

Pro forma net income applicable to common shareholders	$15,771

Per share data:

Basic earnings per share data:
Income before discontinued operations	$0.29
Discontinued operations	—

Net income applicable to common shareholders	$0.29

Diluted earnings per share data:

Income before discontinued operations	$0.29
Discontinued operations	—

Net income applicable to common shareholders	$0.29

5. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS

     The following table summarizes the changes in shareholders’ equity since December 31, 2001 (in thousands):

	Preferred	Common		Accumulated	Accumulated	Unearned
	Shares ($250	Shares		Distributions	Other	Compensation	Treasury
	Liquidation	($.10 Stated	Paid-in	in Excess of	Comprehensive	Restricted	Stock
	Value)	Value)	Capital	Net Income	Loss	Stock	at Cost	Total

Balance December 31, 2001	$303,750	$6,609	$753,228	$(130,436)	$(8,174)	$(1,753)	$(89,210)	$834,014

Net income				23,931				23,931

Change in fair value of interest rate swaps					2,172			2,172

Dividends declared - common shares				(24,460)				(24,460)

Dividends declared - preferred shares				(6,815)				(6,815)

Vesting of restricted stock						426		426

Issuance of restricted stock		12	2,380			(1,914)		478

Purchases of common shares							(11)	(11)

Issuance of Class F preferred shares for cash — underwritten offering	150,000		(5,265)					144,735

Issuance of common shares for cash-underwritten offering		175	32,912					33,087

Issuance of common shares in exchange for real estate property		251	48,989					49,240

Issuance of common shares related to exercise of stock options and dividend reinvestment plan		54	7,959					8,013

Balance March 31, 2002	$453,750	$7,101	$840,203	$(137,780)	$(6,002)	$(3,241)	$(89,221)	$1,064,810

     Dividends declared were $0.38 and $0.37 for the three month periods ended March 31, 2002 and 2001, respectively.

     In February 2002, the Company completed the sale of 1.7 million common shares in a registered offering and issued approximately 2.5 million common shares to acquire two shopping center properties.

     In March 2002, the Company issued $150 million, liquidation amount, 8.60% Preferred F Depositary Shares. Each Depositary Share represents 1/10 of a Preferred Share.

6. NOTES RECEIVABLE

     Included in notes receivable are $7.3 million of tax incremental financing bonds purchased by the Company in March 2002 from the Town of Plainville, Connecticut (the “Town”). The net proceeds of the bonds were utilized by the Town to fund a portion of the construction costs of Connecticut Commons, a shopping center owned in part by the Company through its interest in the Retail Value Fund. The bonds bear interest at 7.125% and mature in April 2021. Interest and principal are payable solely from the incremental real estate taxes paid by the shopping center pursuant to the terms of the financing agreement.

7. OTHER ASSETS

     Other assets consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Accounts receivable, net (1)	$49,092	$51,694

Deferred charges, net	5,889	6,042

Prepaids, deposits and other assets	12,920	17,660

	$67,901	$75,396

(1)	Includes straight line rent receivables, net of $17.4 million and $16.3 million at March 31, 2002 and December 31, 2001, respectively.

8. REVOLVING CREDIT FACILITIES

     The Company maintains its primary unsecured revolving credit facility with a syndicate of financial institutions, for which Bank One, NA serves as the administrative agent (the “Unsecured Credit Facility”). This facility provides for available borrowing capacity of $550 million and matures on May 31, 2003. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.10%), depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Unsecured Credit Facility is used to finance the acquisition and development of properties, to provide working capital and for general corporate purposes. At March 31, 2002, $235.0 million was outstanding under this facility with a weighted average interest rate, excluding the effects of any interest rate swaps, of 2.9%.

     The Company also maintains two secured revolving credit facilities with National City Bank of $30 million and $25 million. The $30 million credit facility is secured by certain partnership investments and the $25 million credit facility is a construction facility secured by the applicable development project(s). The Company maintains the right to reduce the $30 million facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under these facilities bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.10%) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At March 31, 2002, there were no amounts outstanding under these facilities.

9. FIXED RATE SENIOR NOTES

     On March 18, 2002, the Company issued $100 million of fixed rate debt with an interest rate of 7.0% (excluding the effects of interest rate swaps) due March 2007 at a discount of 99.53%. Of the total debt issued, $81.6 million was used to exchange $75.0 million of 9.43% senior notes due March 15, 2012 and was accounted for as an exchange of debt instruments.

10. DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swaps:

     In October 2000 and January 2001, the Company entered into three interest rate swap agreements, each for two-year terms, aggregating $200 million, effectively converting a portion of the outstanding variable rate debt under the unsecured credit facility to a weighted average fixed rate of approximately 6.96%. In March 2002, the Company entered into two reverse interest rate swap agreements, $40 million for a 2.75 year term and $60 million for a 5 year term, effectively converting a portion of the outstanding fixed rate debt under the Company’s fixed rate senior notes to a variable rate of six month LIBOR.

     All derivatives, which have historically been limited to interest rate swaps designated as either cash flow or fair value hedges, are recognized on the balance sheet at their fair value. On the date that the Company enters into an interest rate swap, it designates the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized or forecasted liability or the changes in the fair value of its fixed rate debt, depending on the Company’s intent. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows of the hedged transaction. Subsequent changes in the fair value of a derivative and the hedged fixed rate debt designated as a fair value hedge that is determined to be highly effective are recorded in current earnings to changes in the fair value of the hedged fixed rate debt. Any hedge ineffectiveness is reported in current earnings.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows (or in the fair value) of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. Should it be determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company will discontinue hedge accounting on a prospective basis.

Risk Management

     The Company purchased interest rate swaps designated as cash flow hedges to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company purchases interest rate swaps designated as fair value hedges to minimize significant unplanned fluctuations in the fair value of its fixed rate debt that are caused by interest rate volatility. The Company generally does not utilize these arrangements for trading or speculative purposes. The principal risk to the Company through its interest rate hedging strategy is the potential inability of the financial institutions from which the interest rate swaps were purchased, to meet all of their payment obligations. To mitigate this exposure, the Company purchases its interest rate swaps from major financial institutions.

Cash Flow Hedges

     As of March 31, 2002, the aggregate fair value of the Company’s interest rate swaps was a liability of $5.1 million, which is included in other liabilities in the consolidated balance sheet. For the three month periods ended March 31, 2002 and 2001, the amount of hedge ineffectiveness was not material. All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reflect as a charge to earnings $5.1 million of the amount recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Fair Value Hedges

     As of March 31, 2002, the aggregate fair value of the Company’s interest rate swaps was a liability of $0.6 million, which is included in other liabilities in the consolidated balance sheet. For the quarter ended March 31, 2002, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated statements of operations. The fair value of these interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Joint Venture Derivative Instruments

     In 2001, the Company’s joint ventures entered into three interest rate swap agreements aggregating $78 million, converting a portion of the variable rate mortgage debt to a weighted average fixed rate of approximately 6.58%. In February 2002, the Company’s joint ventures entered into an interest rate cap agreement which matures in March 2004 and has a notional amount of $175 million, and a strike price of 4.0%. The aggregate fair value of these instruments at March 30, 2002 was an asset of $0.3 million.

11. EARNINGS AND DIVIDENDS PER SHARE

     Earnings Per Share (EPS) have been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares out standing without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. There have been no changes to dilutive securities from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 other than described below.

	Three Month Periods
	Ending March 31,

(in thousands, except per share amounts)
	2002	2001

Net income	$23,931	$22,517

Less: Preferred stock dividend	(6,995)	(6,815)

Basic and diluted — Net income applicable common shareholders	$16,936	$15,702

Number of Shares:

Basic — average shares outstanding	60,992	54,811

Effect of dilutive securities:

Stock options	828	145

Restricted stock	68	48

Diluted — average shares outstanding	61,888	55,004

Per share data:

Basic earnings per share data:

Income before discontinued operations	$0.28	$0.29
Discontinued operations	—	—
Net income applicable to common shareholders	$0.28	$0.28

Diluted earnings per share data:

Income before discontinued operations	$0.27	$0.29

Discontinued operations	—	—

Net income applicable to common shareholders	$0.27	$0.29

12. DISCONTINUED OPERATIONS

     The Company adopted the provisions of Statement of Financial Accounting Standard No. 144 (SFAS), “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business.

Pursuant to the definition of a component of an entity in the SFAS, assuming no significant continuing involvement, the sale of a retail or industrial operating property is now considered a discontinued operation. In addition, properties classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known contingencies relating to the sale. Accordingly, the results of operations of properties disposed of or classified as held for sale, for which the Company has no significant continuing involvement, are reflected as discontinued operations. Properties classified in this manner for 2002 were reclassified as such in the March 31, 2001 Statement of Operations.

     Included in discontinued operations as of March 31, 2002 and for the three month period then ended, are two properties that are considered held for sale. One property is a 41,000 square foot shopping center located in Huntsville, Alabama and the other property is a 74,000 square foot shopping center in Cape Coral, Florida, both of which were sold in April 2002 (Note 14). These properties had been previously included in the shopping center segment. The operations of these properties have been reflected on a comparative basis for the period ended March 31, 2001.

The assets and operating results revenues for these properties are as follows (in thousands):

March 31, 2002

Land	$1,887

Building	8,127

Other real estate assets	231

10,245

Less accumulated depreciation	(2,515)

Real estate, net	7,730

Other assets	116

$7,846

	Three month period ended
	March 31,
	2002	2001

Revenues	$312	$332

Operating expenses	46	52

Depreciation expense	72	69

	118	121

Income from discontinued operations	$194	$211

13. SEGMENT INFORMATION

     As a result of the acquisition of AIP’s business centers in connection with the AIP merger on May 14, 2001 (Note 3), the Company has two reportable business segments, shopping centers and business centers, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Accordingly, the Company operated within one segment for periods prior to this merger. Each shopping center and business center is considered a separate operating seg-

ment. However, each segment on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments.

     The shopping center segment consists of 194 shopping centers, including 55 owned through joint ventures, in 39 states aggregating approximately 39.7 million square feet of Company-owned GLA. These shopping centers range in size from approximately 15,000 square feet to 650,000 square feet of Company-owned GLA. The business center segment consists of 37 business centers in 11 states aggregating approximately 4.3 million square feet of Company-owned GLA. These business centers range in size from approximately 20,000 square feet to 310,000 square feet of Company-owned GLA.

     The table below presents information about the Company’s reportable segments for the three month period ended March 31, 2002.

	Three Months ended March 31, 2002
	(in thousands)

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$9,569	$76,645		$86,214

Operating expenses	(2,614)	(16,936)		(19,550)

	6,955	59,709		66,664

Unallocated expenses (A)			(46,803)	(46,803)

Equity in net income of joint ventures			6,726	6,726

Minority interests			(5,604)	(5,604)

Gain on sale of real estate and real estate investments			2,754	2,754

Income from continuing operations				$23,737

Total real estate assets	$270,296	$2,300,426		$2,570,722

(A)	Unallocated expenses consist of general and administrative, interest and depreciation and amortization as listed in the condensed consolidated statement of operations.

14. CONTINGENCIES

     In September 2001, a U.S. District Court entered a judgment in the amount of $9.0 million, plus attorney fees, against the Company and three other defendants, in connection with a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company. The court awarded $4.0 million in punitive and $5.0 million in compensatory damages to the plaintiff. The other defendants include the former Chairman of the Board (who is also a significant shareholder and a director of the Company), a former executive of the Company and a real estate development partnership (the “Partnership”) owned by these two individuals. The punitive damages in the amount of $1.0 million against the former chairman of the board was overturned by the trial court judge in response to a post-trial motion. The Partnership sold the property to the Company in 1994. The claim alleged breach of contract and fraud during the lease negotiation process that took place prior to, and after, the Company’s acquisition of the property.

     Although the Company’s initial post-trial motion to overturn the verdict was denied, the verdict is subject to appeal. Management believes that it is probable the verdict will ultimately be reversed, in whole or in substantial part, and, accordingly, no provision has been recorded in the accompanying financial statements. Although there can be no assurances as to the ultimate outcome, management does not believe that an adverse final determination, if any, will be material in relation to the Company’s cash flows, liquidity or financial condition. However, amounts awarded, if any, to the plaintiff upon final resolution of this matter, could adversely affect the Company’s results of operations in the period it is recorded. Further, a determination has not been made as to the appropriate allocation of the contingent loss, if any, between the defendants.

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

15. SUBSEQUENT EVENTS

     As discussed in Note 5, in March 2002, the Company issued $150 million, 8.60% Preferred F Depositary Shares each representing 1/10 of a Preferred Share. The proceeds from this offering were used to redeem, effective April 15, 2002, all of the outstanding 9.5% Preferred A Depositary Shares each representing 1/10 of a Preferred Share and 9.44% Preferred B Depositary Shares each representing 1/10 of a Preferred Share aggregating approximately $150 million.

     In April 2002, the Company sold a 41,000 square foot shopping center in Huntsville, Alabama for approximately $4.4 million and a 74,000 square foot shopping center in Cape Coral, Florida for approximately $5.1 million. These properties are classified as held for sale and included in discontinued operations as of March 31, 2002 and for the period ended March 31, 2002 and 2001.

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

     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, particularly certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	As a result of the Kmart bankruptcy, the Company’s income and funds available for distributions could be negatively affected. In addition, the Company cannot be certain that any properties subject to the Kmart leases, which may be terminated in the bankruptcy, will be re-leased or re-leased on economically advantageous terms. In addition, certain tenants may have rights to convert to percentage rent until such space is re-leased and/or have rights to terminate their leases if such space is not re-leased within a specified period of time;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than the Company does, and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet, and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to potential environmental liabilities;

•	The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations; and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.

Results of Operations

      Revenues from Operations

     Total revenues increased $11.4 million, or 15.3%, to $86.2 million for the three month period ended March 31, 2002 from $74.8 million for the same period in 2001. Base and percentage rental revenues for the three month period ended March 31, 2002 increased $9.5 million, or 18.0%, to $62.2 million as compared to $52.7 million for the same period in 2001. Aggregate base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2001, excluding those under redevelopment) increased approximately $0.5 million, or 1.2%, for the three month period ended March 31, 2002 as compared to the same period in 2001. The three shopping centers acquired by the Company in 2002 contributed $1.1 million of additional base rental revenue, the three newly developed shopping centers and shopping centers under redevelopment contributed $0.1 million and the merger of the American Industrial Properties (“AIP”) contributed $8.6 million. These increases were offset by a $0.8 million decrease from the sale/transfer of eight properties in 2001.

     At March 31, 2002 the aggregate occupancy of the Company’s wholly-owned shopping centers was 94.0% as compared to 94.7% at March 31, 2001. The average annualized base rent per leased square foot was $8.80 as compared to $8.25 at March 31, 2001. At March 31, 2002, same store sales, for those tenants required to report sales (approximately 11.8 million square feet), was $244 per square foot. At March 31, 2002, the aggregate occupancy of the Company’s joint venture shopping centers was 95.8% as compared to 95.3% at March 31, 2001. The average annualized base rent per leased square foot was $13.13 at March 31, 2002, as compared to $12.43 at March 31, 2001. At March 31, 2002, same store sales, for those tenants required to report such information (approximately 3.6 million square feet), was $257 per square foot.

     Recoveries from tenants for the three month period ended March 31, 2002 increased $1.0 million, or 6.8%, to $15.7 million as compared to $14.7 million for the same period in 2001. This increase was primarily related to the Company’s merger with AIP, which contributed $1.5 million offset by reduced operating expenses as discussed below. Recoveries were approximately 80.4% and 84.5% of operating expenses and real estate taxes for the three month periods ended March 31, 2002 and 2001, respectively. The decrease in the recovery percentage rate is primarily associated with the consolidation of the industrial and office properties from AIP, which historically have a lower recovery percentage.

     Ancillary and other property related income for the three month period ended March 31, 2002 increased $0.1 million, or 8.8%, to $0.6 million as compared to $0.5 million for the same period in 2001. This increase was primarily due to the Company pursuing additional ancillary income opportunities. It is anticipated that growth in ancillary revenues, such as advertising and temporary tenants, will continue in 2002 as additional opportunities are pursued.

     Management fee income for the three month period ended March 31, 2002 decreased $0.3 million, or 10.3%, to $2.8 million as compared to $3.1 million for the same period in 2001. This decrease was primarily associated with the Company assuming property management responsibilities for all of the real estate assets of Burnham Pacific Properties (“Burnham”) in the fourth quarter of 2000 and the related disposition of the majority of these assets during 2001.

     Development fee income for the three month period ended March 31, 2002 increased $0.2 million or 69.6%, to $0.5 million as compared to $0.3 million for the same period in 2001. This increase is attributable to the substantial completion of certain joint venture development projects in 2001. The Company is currently involved with joint venture development projects in Long Beach, California; Coon Rapids, Minnesota and Littleton, Colorado. The Company will continue to pursue additional development joint ventures as opportunities present themselves.

     Interest income for the three month period ended March 31, 2002 decreased $1.1 million or 61.9%, to $0.7 million as compared to $1.8 million for the same period in 2001. This decrease was primarily associated with the repayment of advances by certain joint ventures, which resulted in a corresponding reduction in interest income.

     Other income for the three month period ended March 31, 2002 increased $2.1 million, or 130.4%, to $3.7 million as compared to $1.6 million for the same period in 2001. This change is primarily due to an increase of $0.2 million in lease termination revenue and $2.3 million relating to the sale of development rights to the Wilshire project in Los Angeles, California.

Expenses from Operations

     Rental operating and maintenance expenses for the three month period ended March 31, 2002 increased $0.2 million, or 2.3%, to $9.4 million as compared to $9.2 million for the same period in 2001. An increase of $1.8 million is attributable to the merger of the AIP properties. This increase was offset by a decrease of $1.4 million primarily attributable to operating expenses including a decrease in the Company’s provisions for bad debt expense of approximately $0.2 million and snow removal costs in the Core Portfolio Properties. In addition, a decrease of $0.2 million relates to the sale/transfer of eight properties in 2001 and 2002.

     Real estate taxes for the three month period ended March 31, 2002 increased $1.9 million, or 23.3%, to $10.1 million as compared to $8.2 million for the same period in 2001. Increases of $0.6 million related to the six shopping centers acquired and developed in 2002 and 2001, $1.2 million related to the merger of the AIP properties and $0.2 million relating to the sale/transfer of eight properties in 2001 and 2002. These increases were offset by a decrease of $0.2 million increase is primarily associated with the Core Portfolio Properties.

     General and administrative expenses increased $0.8 million, or 13.8%, to $6.5 million for the three month period ended March 31, 2002 as compared to $5.7 million in 2001. Total general and administrative expenses were approximately 4.2% and 4.3%, respectively, of total revenues, including total revenues of joint ventures, for the three month periods ended March 31, 2002 and 2001.

     The increase in general and administrative expenses is primarily attributable to the growth of the Company generally related to recent acquisitions, expansions and developments, the merger of AIP and the opening of a west coast office in conjunction with the Company’s increased ownership of assets on the west coast and property management services provided to Burnham. The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain construction administration costs of $1.3 million and $0.8 million in for the three month period ended March 31, 2002 and 2001, respectively.

     Interest expense decreased $0.8 million, or 4.4%, to $19.1 million for the three month period ended March 31, 2002, as compared to $19.9 million for the same period in 2001. The overall decrease in interest expense for the three month period ended March 31, 2002, as compared to the same period in 2001 is primarily due to lower interest rates, the use of proceeds received from asset sales and equity offerings to repay debt. The weighted average debt outstanding during the three month period ended March 31, 2002 and related weighted average interest rate was $1.3 billion and 6.8%, respectively, compared to $1.3 billion and 7.3%, respectively, for the same period in 2001. Interest costs capitalized, in conjunction with development, expansion projects and development joint venture interests, were $2.3 million for the three month period ended March 31, 2002, as compared to $3.5 million for the same period in 2001.

     Depreciation and amortization expense increased $7.4 million, or 53.6%, to $21.2 million for the three month period ended March 31, 2002, as compared to $13.8 million for the same period in 2001. An increase of $0.7 million is related to the six shopping centers acquired and developed in 2002 and 2001, $1.9 million is related to the merger of the AIP properties and $5.1 million is related to Core Portfolio Properties. The increase in depreciation at the Core Portfolio Properties is primarily related to expansion and redevelopments, including related changes in estimated useful lives associated with the certain assets under redevelopment. These increases were offset by a decrease of $0.3 million relating to the sale/transfer of eight properties in 2001 and 2002.

     Equity in net income of joint ventures increased $1.8 million, or 36.2%, to $6.7 million for the three month period ended March 31, 2002, as compared to $4.9 million for the same period in 2001. This increase is primarily related to the gain on sale of a shopping center property in the Community Centers Joint Ventures.

     Equity in net income of minority equity investment was $2.9 million for the three month period ended March 31, 2001. On May 14, 2001, AIP sold 31 assets and the remaining assets were merged into a wholly owned subsidiary of DDR. Accordingly, the operating results associated with these assets are consolidated within the condensed consolidated statements of operations for the three month period ended March 31, 2002.

     Minority equity interest expense increased $0.4 million, or 8.0%, to $5.6 million for the three month period ended March 31, 2002, as compared to $5.2 million for the same period in 2001. This relates to the minority interest associated with an office property acquired in the merger of AIP.

     Gain on disposition on real estate and real estate investments aggregated $2.7 million for the three month period ended March 31, 2002 which primarily relates to the sale of the 90% interest in the shopping center property located in Kildeer, Illinois which resulted in a gain of $2.3 million and land sales which resulted in an aggregate gain of $0.5 million.

     Gain on disposition of real estate and real estate investments aggregated $1.7 million for the three month period ended March 31, 2001 which relates to the sale of a shopping center property in Ahoskie, North Carolina.

     The Company adopted the provisions of Statement of Financial Accounting Standard No. 144 (SFAS), “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS, the sale of a retail or industrial property is now considered a discontinued operation. In addition, properties classified as held for sale are also considered a discontinued operation. Accordingly, the results of operations of properties disposed of or classified as held for sale, for which the Company has no significant continuing involvement, are reflected as discontinued operations. Properties classified in this manner for 2002 were reclassified as such in the March 31, 2001 Statement of Operations.

     Included in discontinued operations for the three month periods ended March 31, 2002 and 2001, are two shopping centers that are considered held for sale at March 31, 2002. One property is a 41,000 square foot shopping center located in Huntsville, Alabama and the other property is a 74,000 square foot shopping center in Cape Coral, Florida.

     Net Income

     Net income increased $1.4 million, or 6.3%, to $23.9 million for the three month period ended March 31, 2002, as compared to net income of $22.5 million for the same period in 2001. The increase in net income of $1.4 million is primarily attributable to the increase in gain on sale of real estate and real estate investments of $1.0 million relating to the sale/transfer of properties in 2002 and the related operating results therefrom and an increase of $1.8 million from equity in net income of joint ventures was primarily due to the gain on sale of real estate. Also, a decrease in interest expense of $0.8 million and increases in net operating revenues (total revenues less operating and maintenance, real estate taxes, impairment charge and general and administrative expense) aggregating $8.5 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, the six shopping centers acquired and developed in 2002 and 2001 and the merger of the AIP properties. This increase was offset by increases in depreciation and minority interest expense of $7.4 million and $0.4 million, respectively, plus a decrease of $2.9 million in net income from minority equity investment due to the consolidation of the AIP properties.

Funds From Operations

     Management believes that Funds From Operations (“FFO”) provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of depreciated property, extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company’s proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner. For the three month period ended March 31, 2002, FFO increased $7.7 million, to $40.1 million as compared to $32.4 million for the same period in 2001.

The Company’s calculation of FFO is as follows (in thousands):

	Three Month Periods
	Ending March 31,
	2002	2001

Net income applicable to common shareholders (1)	$16,936	$15,702

Depreciation of real estate investments	20,931	13,602

Equity in net income of joint ventures	(6,726)	(4,939)

Equity in net income of minority equity investment	—	(2,950)

Joint ventures’ FFO (2)	8,596	8,168

Minority equity investment FFO	—	4,167

Minority interest expense (OP Units)	384	388

Gain on disposition of real estate and real estate investments (3)	—	(1,742)

	$40,121	$32,396

(1) Includes straight line rental revenues of approximately $1.1 million and $1.2 million for the three month periods ended March 31, 2002 and 2001, respectively

(2) Joint ventures’ Funds From Operations are summarized as follows:

	Three Month Periods
	Ending March 31,
	2002	2001

Net income (a)	$30,541	$13,205

Gain on sale of real estate	(15,348)	—

Depreciation of real estate investments	9,115	8,120

	$24,308	$21,325

DDR ownership interest (b)	$8,596	$8,168

(a)	Revenue for the three month periods ended March 31, 2002 and 2001 include approximately $1.0 million and $1.1 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.4 million, in each year.

(b)	At March 31, 2002 and 2001, the Company owned joint venture interests relating to 55 operating shopping center properties, including an approximate 25% interest in the Prudential Retail Value Fund, and a 50% joint venture in a real estate management company.

(3)	In 2002, the amount reflected as gain and disposition of real estate and real estate investments in the statement of operations consists of residual land sales and the sale of a newly developed shopping center, which management considers a sale of non depreciated real property.

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

     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates has agreed to fund the required capital associated with approved development projects aggregating approximately $80.6 million. These obligations, comprised principally of construction contracts, are generally due in twelve to eighteen months and are expected to be financed through new or existing construction loans.

     The Company has provided loans and advances, to certain unconsolidated entities in the amount of $85.1 million for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owing to DDR.

     The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.

     The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $1.2 billion at March 31, 2002 and at December 31, 2001, of which the Company’s proportionate share was $419.5 million and $401.1 million, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to its partners in certain limited situations such as misuse of funds and material misrepresentations.

     The Company has provided a letter of credit for approximately $9.7 million to the holders of tax exempt floating rate certificates, the proceeds of which were loaned to an equity affiliate. In connection with certain of the Company’s joint ventures, one of the Company’s joint venture partners has agreed to fund any amounts due the joint venture’s construction lender if such amounts are not paid by the joint venture. In these instances, the Company has agreed to reimburse such joint venture partner an amount equal to the Company’s pro rata share of such amount in proportion to the Company’s and such joint venture partner’s respective interests in the joint venture aggregating $49.9 million at March 31, 2002.

     Certain of the Company’s joint venture arrangements provide that the Company’s partner can convert its interest in the joint venture into common shares of DDR. The number of shares DDR would be required to issue would be dependent upon the then fair market value of the partner’s interest in the joint venture divided by the then fair market value of DDR’s common shares. The Company can elect to substitute cash for common shares. At March 31, 2002, assuming such conversion options were exercised, and shares were issued, an additional $306.1 million of mortgage indebtedness outstanding at March 31, 2002 relating to the joint ventures which contain these provisions would be recorded on the Company’s balance sheet. However, it is the Company’s intention to settle such conversions in cash should this provision be exercised. As a result, the Company’s debt balance would increase by both the existing debt relating to these joint ventures, as previously referred to, as well as potential additional debt, which would be incurred to finance the purchase of the equity of the other partner. The Company does not anticipate that its joint venture partners will exercise their rights pursuant to the aforementioned conversion rights as these institutional investors typically do not invest in equity securities.

Liquidity and Capital Resources

     The Company’s cash flow activities are summarized as follows (in thousands):

	For the three month period ending
	March 31,
	2002	2001

Cash flow from operating activities	$44,272	$42,218

Cash flow used in investing activities	(70,815)	(30,508)

Cash flow from (used in) financing activities	32,529	(12,332)

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of operating partnership units and joint venture capital, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities for the three month period ended March 31, 2002 compared to March 31, 2001 is primarily due to shopping center acquisitions and developments completed in 2002 and 2001, new leasing, expansion, re-tenanting of the Core Portfolio Properties and distributions from the Community Centers Joint Venture due to the sale of two shopping center properties.

     An increase in the 2002 quarterly dividend per common share to $0.38 from $0.37 was approved in February 2002 by the Company’s Board of Directors. The Company’s common share dividend payout ratio for the first quarter of 2002 approximated 61.9% of actual FFO as compared to 64.0% for the same period in 2001. It is anticipated that the current dividend level will result in a conservative payout ratio. A low payout ratio will enable the Company to retain more capital which will be utilized to fund attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

     During the three month period ended March 31, 2002, the Company and its joint ventures invested $124.0 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company’s expansion, acquisition and development activity is summarized below:

Expansions:

     The Company is currently expanding/redeveloping eight shopping centers located in Birmingham, Alabama; North Little Rock, Arkansas; Denver, Colorado; Detroit, Michigan; St. Louis, Missouri; Lebanon, Ohio; North Olmsted, Ohio and Taylorsville, Utah at an incremental cost of approximately $19.4 million. The Company is also scheduled to commence two additional expansion projects at the shopping centers located in Bayonet Point, Florida; and Riverdale (North), Utah.

     For the three month period ended March 31, 2002, the Company’s joint ventures completed the expansion and redevelopment of three shopping centers located in Atlanta, Georgia; Marietta, Georgia and Maple Grove, Minnesota at an aggregate cost of $3.5 million. The Company’s joint ventures are currently expanding/redeveloping four shopping centers located in Schaumburg, Illinois; Leawood, Kansas; Overland Park, Kansas and Shawnee, Kansas. Additional expansion projects at the North Olmsted, Ohio and North Canton, Ohio shopping centers are also scheduled to commence construction during 2002.

Acquisitions:

     In February 2002, the Company acquired a third party partner’s 80% interest in a 380,000 shopping center located in Independence, Missouri owned by Community Center Joint Venture for approximately $33.4 million. Additionally, the Community Center Joint Venture sold a 408,000 square foot shopping center located in Durham, North Carolina for $50.1 million, and refinanced seven of the eight properties under two mortgages totaling $339.5 million with a current weighted average interest rate of 5.57%.

     The Company filed a registration statement on Form S-11, which was declared effective on February 25, 2002, to register common shares to be issued in connection with a Purchase and Sale Agreement among the Company and Burnham, Burnham Pacific Operating Partnership, L.P., and BPP/Van Ness, L.P. Under the terms of the purchase agreement, the Company acquired one real property asset and all of Burnham’s direct and indirect partnership and membership interests in another real property asset in exchange for $65.4 million, consisting of $49.2 million representing approximately 2.5 million common shares offered pursuant to the registration statement on the aforementioned Form S-11, $15.7 million in cash and $0.5 million in liabilities assumed. One property is located in downtown San Francisco, California, which is an eight-story building with over 123,000 square feet of leasable space and has been designated as a National Historic Landmark. The second property is located in a suburb of San Francisco, California, and contains over 245,000 square feet of leasable space.

Development (Consolidated):

The consolidated development projects are as follows:

•	Phase II of the Meridian, Idaho (a suburb of Boise) is scheduled to commence construction in 2002, with completion scheduled for 2003.
•	The Company commenced construction during 2002 on the central quadrant of the Coon Rapids, Minnesota, Riverdale Village Shopping Center. This development will create an additional 278,000 square feet of retail space.
•	The Company intends to break ground during 2002 on two shopping center developments located in Riverdale, Utah and Long Beach, California.

Development (Joint Ventures):

     The Company has joint venture development agreements for four shopping center projects. These four projects have an aggregate projected cost of approximately $150.6 million. These projects are currently scheduled for completion during 2002 and 2003. The Company is currently financing the project located in Long Beach, California (City Place) through the Prudential/DDR Retail Value Fund. The other three projects are located in Littleton, Colorado; Coon Rapids, Minnesota and St. Louis, Missouri.

Dispositions

     In March 2002, the Company formed a joint venture with a fund organized and advised by DRA Advisors, Inc. whereby the Company contributed a wholly-owned newly developed shopping center property in Kildeer, Illinois initially valued at approximately $28 million, and in exchange received a 10% equity ownership interest in the joint venture and cash proceeds of approximately $25.2 million. In conjunction with this transaction, the Company recognized a gain of approximately $2.3 million associated with the sale of the 90% interest to DRA Advisors, Inc. The Company continues to manage and operate the shopping center and receives fees for such services.

     In April 2002, the Company sold a 41,000 square foot shopping center in Huntsville, Alabama for approximately $4.4 million and a 74,000 square foot shopping center in Cape Coral, Florida for approximately $5.1 million. As of March 31, 2002, these properties are classified as held for sale and are included in discontinued operations for the period ending March 31, 2002 and 2001.

     In addition the Community Center Joint Venture sold a property in Durham, North Carolina, as described in “Acquisitions.”

Strategic Transactions

     In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $235 million. The Company has a 25% interest in the joint venture. In addition, the Company will earn fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate disposition of the real estate interests held by the bankrupt estate. The portfolio currently consists of approximately 200 Service Merchandise retail sites totaling approximately 10.7 million square feet. The transaction was approved by the U.S. Bankruptcy Court in Nashville, Tennessee and subsequently the designation rights were transferred to the joint venture. As of March 31, 2002, the Company has an investment of $12.0 million in this joint venture.

Financings

     In February 2002, the Company completed the sale of 1.7 million common shares in a registered offering. Net proceeds of approximately $33.2 million were used to repay amounts outstanding under the Company’s revolving credit facilities.

     In February 2002, the Company issued approximately 2.5 million common shares to acquire two properties as discussed in “Acquisitions.”

     On March 18, 2002, the Company issued $100 million of fixed rate debt with an interest rate of 7.0% (excluding the effects of interest rate swaps) due March 2007 at a discount of 99.53%. Of the total debt issued, $81.6 million was used to exchange $75.0 million of 9.43% senior notes due March 15, 2012 and was accounted for as an exchange of debt instruments.

     In March 2002, the Company entered into two swaps converting an aggregate of $100 million of fixed rate debt to variable rates for terms of 2.75 and 5 years.

     In March 2002, the Company issued $150 million, 8.60% Preferred F Depositary Shares each representing 1/10 of a Preferred Share. With the proceeds from this offering, effective April 15, 2002, the Company redeemed all of the outstanding 9.5% Preferred A Depositary Shares each representing 1/10 of a Preferred Share and 9.44% Preferred B Depositary Shares each representing 1/10 of a Preferred Share aggregating approximately $150 million.

Capitalization

     At March 31, 2002, the Company’s capitalization consisted of $1.2 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $419.5 million), $668.8 million of preferred shares and preferred operating partnership units and $1.4 billion of market equity (market equity is defined as common shares and common operating partnership units outstanding multiplied by the closing price per common share on the New York Stock Exchange at March 31, 2002 of $21.00), resulting in a debt to total market capitalization ratio of 0.37 to 1. At March 31, 2002, the Company’s total debt consisted of $917.7 million of fixed rate debt, including $200 million of variable rate debt which has been effectively swapped to a weighted average fixed rate of approximately 6.96%, and $272.1 million of variable rate debt, including $100 million of fixed rate debt which has been effectively swapped to a weighted average variable rate of approximately 4.14%.

     It is management’s intention to operate such that the Company has access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity or debt offerings or debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investor Services (Baa3, stable outlook) and Standard and Poor’s (BBB, negative outlook). As of March 31, 2002, the Company had a shelf registration statement with the Securities and Exchange Commission under which $406.3 million of debt securities, preferred shares or common shares may be issued.

     In addition, as of March 31, 2002, the Company had cash of $25.1 million and $370 million available under its $605 million of revolving credit facilities. On March 31, 2002 , the Company also had 125 operating properties with $51.5 million, or 59.5%, of the total revenue for the three month period ended March 31, 2002 which were unencumbered, thereby providing a potential collateral base for future borrowings.

Contractual Obligations and other Commitments

In conjunction with the development of shopping centers, the Company has entered into commitments for its wholly-owned properties of $5.5 million. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through new or existing construction loans.

In 1998, the Company guaranteed a five-year personal loan program aggregating $15 million for certain of the Company’s current and former executives to purchase 974,663 common shares of the Company.

See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in Off Balance Sheet Arrangements.

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

Economic Conditions

     Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate markets and geographic regions with differing intensities and at different times. In 2001, many regions of the United States experienced varying degrees of economic recession. A continuation of the economic recession, or further adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by one or more discount department stores (Wal-Mart, Kmart, Target), off-price department stores (Kohl’s, TJ Maxx/Marshalls), home improvement stores (Home Depot, Lowe’s) and supermarkets which generally offer day-to-day necessities, rather than high-priced luxury items. Because these merchants typically perform better in an economic recession than those that market high priced luxury items, the percentage rents received by the Company have re-

mained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

     During 2001, several value-oriented retailers consistently posted positive same store sales results. This reflected consumers’ pronounced shift toward discount and value-oriented retailers rather than traditional department stores and enclosed mall specialty retailers, which continued to display weakening sales trends.

     The retail shopping sector has been impacted by the competitive nature of the retail business and the competition for market share where the stronger retailers have out-positioned some of the weaker retailers. This positioning is taking market share away from weaker retailers and forcing them, in some cases, to declare bankruptcy or close stores. In January 2002, Kmart, the Company’s second largest retail tenant, representing approximately 2.4% of the Company’s proportionate share of shopping center base rental revenues as of March 31, 2002, filed for protection from its creditors under Chapter 11 of the bankruptcy code. The Company and its joint ventures have 24 leases involving Kmart aggregating 2.1 million square feet. The weighted average proportionate share of base rent per square foot is $2.98 as of March 31, 2002 for the Kmart leases. Considering the low cost per square foot that Kmart pays combined with the shopping center locations, the Company does not expect to incur significant losses resulting from this bankruptcy. Also, certain retailers such at Toy-R-Us, Office Max and Charming Shoppes have announced store closings. Notwithstanding store closures, the Company does not expect to have any significant losses associated with these tenants. Overall, the Company’s portfolio continues to be stable. The negative news relating to retail tenants tend to attract attention, yet vacancies created by unsuccessful tenants may also create opportunities to increase rent.

     Although the Company has had a number of tenants file for protection under bankruptcy laws and the Company has experienced a temporary decrease in occupancy rates due to certain bankruptcies (i.e., HomePlace and various other retailers), leasing activity continues to be active. The Company believes that the credit quality of its major tenants, including Wal-Mart, Kohl’s, Target, Lowe’s, Home Depot, TJ Maxx, Bed, Bath & Beyond and Best Buy, represent stable retailers. This is further evidenced by the continued same store tenant sales growth of the Company’s portfolio, which has increased from $221 per square foot at December 31, 1996 to $247 per square foot at March 31, 2002. In addition, the Company believes that the quality of its shopping center portfolio is strong as evidenced by the high historical occupancy rates, which have ranged from 94% to 97%. Also, average base rental rates have increased from $5.48 to $10.34 since the Company began operating as a public company in 1993.

Legal Matters

     In September 2001, a U.S. District Court entered a judgment in the amount of $9.0 million, plus attorney fees, against the Company and three other defendants, in connection with a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company. The court awarded $4.0 million in punitive and $5.0 million in compensatory damages to the plaintiff. The other defendants include the former Chairman of the Board (who is also a significant shareholder and a director of the Company), a former executive of the Company and a real estate development partnership (the “Partnership”) owned by these two individuals. The punitive damages in the amount of $1.0 million against the former Chairman of the Board was overturned by the trial court judge in response to a post-trial motion. The Partnership sold the property to the Company in 1994. The claim alleged breach of contract and fraud during the lease negotiation process that took place prior to, and after, the Company’s acquisition of the property.

     Although the Company’s initial post-trial motion to overturn the verdict was denied, the verdict is subject to appeal. Management believes that it is probable the verdict will ultimately be reversed in whole or in substantial part, and, accordingly, no loss provision has been recorded in the accompanying financial statements. Although there can be no assurances as to the ultimate outcome, management does not believe that an adverse final determination, if any, will be material in relation to the Company’s cash flows, liquidity or financial condition. However, amounts awarded, if any, to the plaintiff upon final resolution of this matter, could adversely affect the Company’s results of operations in the period it is recorded. Further, a determination has not been made as to the appropriate allocation of the contingent loss, if any, between the defendants.

     In addition to the judgment discussed above, the Company and its subsidiaries are also subject to other legal proceedings. All such proceedings, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position, results of operations or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s primary market risk exposure is interest rate risk. At March 31, 2002 and 2001, approximately 77.1% and 66.6%, respectively, of the Company’s debt (excluding joint venture debt and $100 million of fixed rate debt which was swapped to a weighted average variable rate of approximately 4.14% at March 31, 2002 and including $200 million of variable rate debt which was swapped to a weighted average fixed rate of approximately 6.96%) bore interest at fixed rates with a weighted average maturity of approximately 6.7 years and 6.4 years, respectively, and a weighted average interest rate of approximately 7.4%, in each year. The remainder of the Company’s debt bears interest at variable rates (including $100 million of fixed rate debt which was swapped to a weighted average variable rate of approximately 4.14% at March 31, 2002) with a weighted average maturity of approximately 1.7 years, in each year, and a weighted average interest rate of approximately 3.6% and 6.6%, respectively, at March 31, 2002 and 2001.

     As of March 31, 2002 and 2001, the Company’s joint ventures’ fixed rate indebtedness aggregated $744.2 million and $835.0 million, respectively, including $78.0 million of variable rate debt which was swapped to a weighted average fixed rate of approximately 6.58%, of which the Company’s proportionate share was $270.6 million and $289.4 million, respectively. In addition, as of March 31, 2002 and 2001, the Company’s joint ventures variable rate indebtedness aggregated $485.3 million and $263.3 million, respectively, of which the Company’s proportionate share was $149.0 million and $56.3 million, respectively.

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

     The interest rate risk on $200.0 million of consolidated floating rate debt at March 31, 2002 and 2001 and $78 million of joint venture floating rate debt at March 31, 2002, of which $12.6 million is the Company’s proportionate share, have all been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company’s three fixed rate interest rate swaps have a fair value which represents a liability of $5.2 million and $7.7 million at March 31, 2002 and December 31, 2001, respectively, carry a notional amount of $50 million, $50 million and $100 million and convert variable rate debt to a fixed rate of 7.57%, 7.5725% and 6.34%, respectively. The Company also has two variable rate interest swaps have a fair value which represents a liability of $0.6 million at March 31, 2002, carry a notional amount of $60 million and $40 million and convert fixed rate debt to a variable rate of 4.41% and 3.73%, respectively. The Company’s joint venture interest rate swaps have a fair value which represents a liability of $1.8 million and $2.6 million, of which $0.3 million and $0.4 million is the Company’s proportionate share, at March 31, 2002 and December 31, 2001 respectively, carry a notional amount of $38 million, $20 million and $20 million and convert variable rate debt to a fixed rate of 6.603%, 6.55% and 6.58%, respectively. The fair value of the Swaps is calculated based upon expected changes in future LIBOR rates.

     At March 31, 2002 and 2001, the fair value of the Company’s fixed rate debt, including the $200 million, which was swapped to a fixed rate and excluding the $100 million which was swapped to a variable rate at March 31, 2002, amounted to a liability of $932.6 million and $840.1 million (excluding joint venture debt and including the fair value of interest rate swaps which was a liability of $5.2 million and $4.1 million at March 31, 2002 and 2001, respectively), respectively, compared to its carrying amount of $917.7 million and $830.2 million, respectively. The Company’s proportionate share of the fair value of the joint venture fixed rate debt was $281.8 million and $295.2 million, respectively, (including the fair value of the interest rate swaps which was a liability of $0.3 million at March 31, 2002) compared to its carrying amount of $270.6 million and $289.4 million, respectively.

     The Company estimates that a 100 basis point decrease in market interest rates at March 31, 2002 and 2001 would have changed the fair value of the Company’s fixed rate debt to a liability of $976.7 million and $873.6 million, respectively, (which includes a change in the fair value of the interest rate swaps to a liability of $6.5 million at March 31, 2002) and would have changed the fair value of the Company’s proportionate share of joint ventures fixed rate debt to a liability of $294.8 million and $307.5 million, respectively, (which includes a change in the fair value of the interest rate swaps to a liability of $0.5 million at March 31, 2002).

     The sensitivity to changes in interest rate of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

     Further, a 100 basis point increase in short term market interest rates at March 31, 2002 and 2001 would result in an increase in interest expense for the three month period of approximately $0.7 million and $1.0 million, respectively for the Company and $0.4 million and $0.1 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the three month period does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

     The Company also has made advances to several partnerships in the form of notes receivable that accrue interest at rates ranging from LIBOR plus 1.10% to fixed rate loans of 12%. Maturity dates range from payment on demand to November 2005. The aggregate note receivable at March 31, 2002 and 2001 was $53.0 million and $63.1 million, respectively, of which approximately 32.6% and 31.9% were fixed rate loans with the remainder at variable rates. At March 2002 and 2001, the fair value of the Company’s fixed rate loan receivables was $15.1 and $15.7 million, respectively. The Company estimates that a 100 basis point decrease in market interest rates at March 31, 2002 and 2001 would have changed the fair value of the Company’s fixed rate loan receivables to an asset of $15.4 million and $16.2 million, respectively. The estimated increase in interest income does not give effect to possible changes in the daily outstanding balance of the variable rate loan receivables.

     The Company and its joint ventures intend to continuously monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2002, the Company had no other material exposure to market risk.

New Accounting Standard

     In April 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This SFAS also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending December 31, 2003. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

     None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) Date of Report	Items Reported

February 22, 2002	Item 5. Other Events
March 12, 2002	Item 5. Other Events
Item 7. Financial statements, Pro Forma Financial Information and Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company

10.1	Performance Units Agreement dated as of January 2, 2002 between the Company and David M. Jacobstein

10.2	Performance Units Agreement dated as of January 2, 2002 between the Company and Daniel B. Hurwitz

10.3	Incentive Compensation Agreement, effective as of February 11, 1998, between the Company and Scott A. Wolstein

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

May 15, 2002	/s/ David M. Jacobstein

(Date)	David M. Jacobstein, President and Chief Operating Officer

May 15, 2002	/s/ William H. Schafer

(Date)	William H. Schafer, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)