Form 10-Q
period 2002-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2002-08-14
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
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

Indicated by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes      No

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer’s classes of common shares as of the latest practicable date.

64,909,663 common shares, without par value, outstanding as of August 8, 2002

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001.

Condensed Consolidated Statements of Operations for the Three Month Periods ending June 30, 2002 and 2001.

Condensed Consolidated Statements of Operations for the Six Month Periods ended June 30, 2002 and 2001.

Condensed Consolidated Statements of Cash Flows for the Six Month Periods ending June 30, 2002 and 2001.

Notes to Condensed Consolidated Financial Statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30, 2002	December 31,2001

Assets

Real estate rental property:

Land	$444,672	$419,261

Buildings	1,939,113	1,869,753

Fixtures and tenant improvements	66,489	60,115

Land under development	23,895	25,539

Construction in progress	116,414	118,997

	2,590,583	2,493,665

Less accumulated depreciation	(375,781)	(351,709)

Real estate, net	2,214,802	2,141,956

Cash and cash equivalents	11,709	19,069

Investments in and advances to joint ventures	266,020	255,565

Notes receivable	11,760	5,221

Real estate property held for sale	7,095	—

Other assets	80,781	75,396

	$2,592,167	$2,497,207

Liabilities and Shareholders’ Equity

Unsecured indebtedness:

Fixed rate senior notes	$327,517	$405,827

Variable rate senior notes	100,000	—

Variable rate term debt	22,120	22,120

Revolving credit facility	350,000	376,000

	799,637	803,947

Secured indebtedness:

Revolving credit facility	16,500	25,750

Mortgage and other secured indebtedness	520,772	478,604

Total indebtedness	537,272	504,354

	1,336,909	1,308,301

Accounts payable and accrued expenses	48,678	55,560

Dividends payable	24,711	22,072

Other liabilities	17,720	26,859

	1,428,018	1,412,792

Minority equity interest	21,840	23,034

Preferred operating partnership interests	207,111	207,111

Operating partnership minority interests	18,668	20,256

	1,675,637	1,663,193

Commitments and contingencies

Shareholders’ equity:

Class A – 9.5% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 421,500 shares issued and outstanding at December 31, 2001	—	105,375

Class B – 9.44% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 177,500 shares issued and outstanding at December 31, 2001	—	44,375

Class C – 8.375% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at June 30, 2002 and December 31, 2001	100,000	100,000

Class D – 8.68% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 216,000 shares issued and outstanding at June 30, 2002 and December 31, 2001	54,000	54,000

Class F – 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at June 30, 2002	150,000	—

Common shares, without par value, $.10 stated value; 100,000,000 shares authorized; 71,547,462 and 66,093,105 shares issued at June 30, 2002 and December 2001, respectively	7,155	6,609

Paid-in-capital	848,895	753,228

Accumulated distributions in excess of net income	(146,455)	(130,436)

Accumulated other comprehensive loss	(4,603)	(8,174)

Less: Unearned compensation – restricted stock	(3,241)	(1,753)

Common stock in treasury at cost: 6,639,004 and 6,638,457 shares at June 30, 2002 and December 31, 2001, respectively	(89,221)	(89,210)

	916,530	834,014

	$2,592,167	$2,497,207

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDING JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2002	2001

Revenues from operations:

Minimum rents	$61,813	$55,120

Percentage and overage rents	564	587

Recoveries from tenants	16,949	14,210

Ancillary income	332	343

Other property related income	350	163

Management fee income	2,599	2,937

Development fee income	301	729

Interest income	1,883	1,720

Other	1,006	2,131

	85,797	77,940

Rental operation expenses:

Operating and maintenance	9,958	7,539

Real estate taxes	10,866	8,529

General and administrative	6,893	6,230

Interest	19,181	20,960

Depreciation and amortization	17,520	14,307

	64,418	57,565

Income before equity in net income (loss) of joint ventures and minority equity investment, gain on disposition of real estate and real estate investments, minority interests and discontinued operations	21,379	20,375

Equity in net income of joint ventures	10,890	4,415

Equity in net loss from minority equity investment	—	(1,401)

Gain on disposition of real estate and real estate investments	75	11,005

Income before minority interests and discontinued operations	32,344	34,394

Minority interests:

Minority equity interests	(448)	(97)

Preferred operating partnership minority interests	(4,770)	(4,770)

Operating partnership minority interests	(378)	(388)

	(5,596)	(5,255)

Income from continuing operations	26,748	29,139

Discontinued operations:

Income from operations	22	167

Loss on sale of real estate, net	(3,526)	—

Net income	$23,244	$29,306

Net income applicable to common shareholders	$16,162	$22,490

Per share data:

Basic earnings per share data:

Income before discontinued operations	$0.30	$0.41

Discontinued operations	(0.05)	—

Net income applicable to common shareholders	$0.25	$0.41

Diluted earnings per share data:

Income before discontinued operations	$0.30	$0.40

Discontinued operations	(0.05)	—

Net income applicable to common shareholders	$0.25	$0.40

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDING JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2002	2001

Revenues from operations:

Minimum rents	$122,924	$106,441

Percentage and overage rents	1,474	1,681

Recoveries from tenants	32,616	28,870

Ancillary income	686	665

Other property related income	574	372

Management fee income	5,362	6,019

Development fee income	806	1,026

Interest income	2,560	3,499

Other	4,742	2,446

	171,744	151,019

Rental operation expenses:

Operating and maintenance	19,260	16,664

Real estate taxes	20,935	16,687

General and administrative	13,381	11,932

Interest	38,211	40,835

Depreciation and amortization	38,626	28,000

	130,413	114,118

Income before equity in net income of joint ventures and minority equity investment, gain on disposition of real estate and real estate investments, minority interests and discontinued operations	41,331	36,901

Equity in net income of joint ventures	17,617	9,355

Equity in net income from minority equity investment	—	1,550

Gain on disposition of real estate and real estate investments	2,829	12,746

Income before minority interests and discontinued operations	61,777	60,552

Minority interests:

Minority equity interests	(898)	(126)

Preferred operating partnership minority interests	(9,541)	(9,541)

Operating partnership minority interests	(761)	(776)

	(11,200)	(10,443)

Income from continuing operations	50,577	50,109

Discontinued operations:

Income from discontinued operations	124	1,714

Loss on sale of real estate, net	(3,526)	—

Net income	$47,175	$51,823

Net income applicable to common shareholders	$33,098	$38,193

Per share data:

Basic earnings per share data:

Income before discontinued operations	$0.58	$0.67

Discontinued operations	(0.05)	0.03

Net income applicable to common shareholders	$0.53	$0.70

Diluted earnings per share data:

Income before discontinued operations	$0.57	$0.66

Discontinued operations	(0.05)	0.03

Net income applicable to common shareholders	$0.52	$0.69

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDING JUNE 30,
(Dollars in thousands)
(Unaudited)

	2002	2001

Net cash flow provided by operating activities	$84,244	$81,220

Cash flow from investing activities:

Real estate developed or acquired	(90,451)	(51,720)

Proceeds from sale and refinancing of joint venture interests	18,609	—

Investments in and advances to joint ventures, net	(20,958)	(24,561)

Issuance of notes receivable	(21,657)	(728)

Advances to affiliates	4,088	(1,960)

Proceeds from disposition of real estate and real estate investments	34,908	37,402

Net cash flow used for investing activities	(75,461)	(41,567)

Cash flow from financing activities:

Repayment from revolving credit facilities, net	(35,250)	(87,000)

Proceeds from construction loans and mortgages	36,965	170,505

Repayment of senior notes	—	(28,000)

Proceeds from issuance and exchange of medium term notes, net of underwriting commissions and $226 of offering expenses	17,094	—

Principal payments on rental property debt	(4,506)	(28,450)

Payment of deferred finance costs	(3,818)	(1,265)

Proceeds from the issuance of common shares, net of underwriting commissions and $119 of offering expenses	33,087	—

Proceeds from issuance of preferred shares, net of underwriting commissions and $540 of offering expenses	144,735	—

Redemption of preferred shares	(149,750)	—

Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	17,663	3,070

Purchase of treasury stock	(11)	(508)

Redemption of operating partnership units	(1,588)	—

Distributions to preferred and operating partnership minority interests	(10,307)	(10,224)

Dividends paid	(60,457)	(53,723)

Net cash flow used for financing activities	(16,143)	(35,595)

(Decrease) increase in cash and cash equivalents	(7,360)	4,058

Cash and cash equivalents, beginning of period	19,069	4,243

Cash and cash equivalents, end of period	$11,709	$8,301

Supplemental disclosure of non-cash investing and financing activities:

For the six months ended June 30, 2002, in conjunction with the acquisition of two shopping center properties, the Company issued approximately 2.5 million common shares in a registered offering at an aggregate value of approximately $49.2 million, assumed mortgage debt and other liabilities of approximately $1.8 million. In conjunction with the formation of a joint venture, the Company transferred property to the joint venture with a net book value of $24.3 million for partial consideration of a 10% equity interest. In addition, in conjunction with the acquisition of its partner's 50% joint venture interest in a shopping center, the Company acquired property with a net book value of $20.9 million and assumed mortgage debt and other liabilities of approximately $9.7 million. This resulted in the elimination of the Company's investment in such joint venture. At June 30, 2002, included in accounts payable and other liabilities, respectively, is $24.7 million of dividends declared and $4.2 million, which represents the aggregate fair value of the Company’s interest rate swaps. Included in other assets and debt is approximately $2.6 million, which represents the fair value of the Company’s reverse interest rate swaps. The foregoing transactions did not provide for or require the use of cash.

During the six month period ended June 30, 2001, in conjunction with the merger of American Industrial Properties, the Company recorded real estate assets with a fair value of $283.1 million, other assets of $9.0 million, debt of $147.6 million and other liabilities of $15.0 million. The consolidation of the aforementioned assets and liabilities also resulted in the elimination of the Company’s minority equity investment of $129.5 million (Note 3). In addition, at June 30, 2001, included in accounts payable is $20.4 million of dividends declared. Included in other liabilities is approximately $4.2 million, which represents the aggregate fair value of the Company’s interest rate swaps. The foregoing transactions did not provide for or require the use of cash.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

         Developers Diversified Realty Corporation, related real estate joint ventures and subsidiaries (collectively the “Company” or “DDR”), are engaged in the business of acquiring, expanding, owning, developing, redeveloping, leasing, managing and operating shopping centers and business centers.

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

         These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

New Accounting Standards

         In April 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 145 – “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This SFAS also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending December 31, 2003. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

         In June 2002, the FASB issued SFAS No. 146 — “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement requires the recognition of a liability for costs associated with an exit or disposal activity to be recorded at fair value when incurred. The company’s commitment to a plan, by itself, does not create a present obligation that meets the definition of a liability. The new standard becomes effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

Comprehensive Income

         Comprehensive income for the three month periods ended June 30, 2002 and 2001 was $24,091,000 and $29,215,000, respectively. Comprehensive income for the six month periods ended June 30, 2002 and 2001 was $50,746,000 and $47,604,000, respectively.

2.	EQUITY INVESTMENTS IN JOINT VENTURES

         At June 30, 2002, the Company had an ownership interest in various joint ventures, which own fifty-one operating shopping center properties, four shopping center properties under development and asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation.

         Combined condensed financial information of the Company’s joint venture investments are as follows (in thousands):

	June 30,	December 31,
	2002	2001

Combined Balance Sheets:

Land	$360,234	$374,531

Buildings	1,216,948	1,272,394

Fixtures and tenant improvements	22,070	18,391

Construction in progress	189,170	111,660

	1,788,422	1,776,976

Less accumulated depreciation	(141,293)	(140,850)

Real estate, net	1,647,129	1,636,126

Receivables, net	59,712	51,764

Investment in joint ventures	25,350	21,949

Other assets	61,671	60,778

	$1,793,862	$1,770,617

Mortgage debt	$1,191,800	$1,168,686

Amounts payable to DDR	83,287	80,515

Other liabilities	40,752	46,236

	1,315,839	1,295,437

Accumulated equity	478,023	475,180

	$1,793,862	$1,770,617

Company’s proportionate share of accumulated equity	$145,744	$146,776

	Three Month Periods		Six Month Periods
	Ending June 30,		Ending June 30,

	2002	2001	2002	2001

Combined Statements of Operations:

Revenues from operations	$61,600	$57,693	$123,099	$112,567

Rental operation expenses	20,636	17,385	40,831	34,329

Depreciation and amortization expense of real estate investments	8,889	8,061	17,476	15,603

Interest expense	17,962	19,264	36,481	37,149

	47,487	44,710	94,788	87,081

Income before gain (loss) on sale of real estate and real estate investments and discontinued operations	14,113	12,983	28,311	25,486

Gain (loss) on sale of real estate and real estate investments	5,473	(97)	10,179	(97)

Income from continuing operations	19,586	12,886	38,490	25,389

Discontinued operations:

Income from operations	619	719	1,615	1,421

Gain on sale of operations, net of tax	4,955	—	15,596	—

Net income	$25,160	$13,605	$55,701	$26,810

Company’s proportionate share of net income*	$11,342	$4,720	$19,328	$9,978

•     For the three month periods ended June 30, 2002 and 2001, the difference between the $11.3 million and $4.7 million, respectively, of the Company’s proportionate share of net income reflected above, and $10.9 million and $4.4 million, respectively, of equity in net income of joint ventures reflected in the Company’s statement of operations is attributable to additional depreciation associated with basis differentials. For the six month periods ended June 30, 2002 and 2001, the difference between the $19.3 million and $10.0 million, respectively, of the Company’s proportionate share of net income reflected above, and $17.6 million and $9.4 million, respectively, of equity in net income of joint ventures reflected in the Company’s statement of operations is attributable to additional depreciation associated with basis differentials and deferred gain on sale. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical cost of the net assets of the joint venture. Differences in income also occur when the Company acquires assets from joint ventures. The Company’s proportionate share of gains recorded at the joint venture level associated with assets acquired by the Company which approximated $0.9 million for the six month period ended June 30, 2002 were eliminated by the Company when recording its share of the joint venture income.

         Included in management fee income for the six month period ended June 30, 2002 and 2001, is approximately $3.7 million and $3.5 million, respectively, of management fees earned by the Company for services rendered to the joint ventures. Also included in revenues for the six month period ended June 30, 2002 and 2001, is approximately $1.4 million and $1.7 million, respectively, of development fee income and commissions for services rendered to the joint ventures, net of amounts eliminated related to the Company’s proportionate ownership share, and interest income from notes receivable.

         In June 2002, the Company acquired its partner’s 50% joint venture interest in a 230,000 square foot shopping center located in North Canton, Ohio for approximately $11.4 million.

         In June 2002, the Company, Coventry Real Estate Partners (an affiliate of the Company), and certain joint ventures sold a recently developed 170,000 square foot shopping center located in Salem, New Hampshire and the Company recognized its proportionate share of the gain of approximately $1.1 million. In addition, a recently developed 286,000 square foot shopping center located in Hagerstown, Maryland, of which the Company owned 24.75% through the retail value investment program, was sold and the Company recognized its proportionate share of the gain of approximately $1.7 million. Also, a recently redeveloped former Best Products location in Eatontown, New Jersey aggregating 68,000 square feet was sold and the Company recognized its proportionate share of the gain of approximately $1.8 million. These properties are included in Joint Venture discontinued operations.

         In March 2002, the Company formed a joint venture with a fund organized and advised by the DRA Advisors, Inc. Fund whereby the Company contributed a wholly-owned newly developed shopping center property in Kildeer, Illinois initially valued at approximately $28 million and, in exchange, received a 10% equity ownership interest in the joint venture and cash proceeds of approximately $25.2 million. In conjunction with this transaction, the Company recognized a gain of approximately $2.3 million associated with the sale of the 90% interest in the property to the DRA Advisors, Inc. Fund. The Company continues to manage and operate the shopping center and receives fees for such services.

         In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $236 million. The Company has a 25% interest in the joint venture. In addition, the Company will earn fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate disposition of the real estate interests held by the bankrupt estate. The portfolio currently consists of approximately 159 Service Merchandise retail sites totaling approximately 8.8 million square feet. The transaction was approved by the U.S. Bankruptcy Court in Nashville, Tennessee and subsequently the designation rights were transferred to the joint venture. During the second quarter of 2002, the joint venture sold 25 sites and received gross proceeds of approximately $69.6 million. The Company recognized its proportionate share of the income, net of tax, of approximately $1.3 million relating to these sales. As of June 30, 2002, the Company has an investment of approximately $18.3 million in this joint venture.

         In February 2002, the Company acquired its partner’s 80% interest in a 380,000 shopping center located in Independence, Missouri owned by the Community Center Joint Venture for approximately $33.4 million. Additionally, the Community Center Joint Venture sold a 408,000 square foot shopping center located in Durham, North Carolina for $50.1 million recognizing a gain of $10.6 million, and refinanced eight properties under mortgages totaling $360.8 million with a current weighted average interest rate of approximately 5.5%.

3. MINORITY EQUITY INVESTMENT

         On May 14, 2001, the Company completed its merger with American Industrial Properties (“AIP”). The merger of a wholly owned subsidiary of DDR (DDR Transitory Sub, Inc.) into AIP provided DDR with complete ownership of all of AIP’s 39 remaining properties after the sale of certain assets to Lend Lease. This portfolio was comprised of 31 industrial properties, six office properties, two retail properties and 23.7 acres of undeveloped land. DDR intends to implement an orderly strategic disposition of the industrial and office assets. From the date of the merger, the AIP assets, liabilities and operating results are consolidated in the Company’s financial statements. Prior to the merger and since 1999, the Company owned a 46% common stock interest, which was accounted for under the equity method of accounting. The Company’s effective purchase of the remaining interest in AIP through the redemption of all other shareholders, as previously described, was accounted for as a step acquisition.

         The summarized results of operations for the periods April 1, 2001 to May 14, 2001 and January 1, 2001 to May 14, 2001, as reflected on the accounts of AIP, were as follows (in thousands):

	For the period	For the period
	April 1, 2001	January 1, 2001
	to May 14, 2001	to May 14, 2001

Statement of Operations:

Revenues from operations	$11,789	$34,029

Rental operation expenses	4,893	12,057

Restructuring costs	4,920	4,920

Depreciation and amortization expense	956	3,437

Interest expense	1,863	7,480

	12,632	27,894

(Loss) income from operations	(843)	6,135

Minority interests	(91)	(281)

Loss on disposition of real estate	(2,112)	(2,130)

Net (loss) income	$(3,046)	$3,724

         For the period from January 1, 2001 through May 14, 2001, the Company recorded equity in net income from minority equity investment of $1.6 million and for the period April 1, 2001 through May 14, 2001, the Company recorded equity in net loss from minority investment of $1.4 million. The difference between the Company’s share in net income (loss) as reported in the financial statements of AIP and that reflected on the Company’s accounts is attributable to adjustments relating to depreciation and amortization and gain (loss) on disposition of real estate associated with basis adjustments.

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

         For the six month period ended June 30, 2002, the Company acquired two shopping centers, acquired its partner's 80% interest in a shopping center and acquired its partner's 50% interest in another shopping center. These four shopping centers aggregate approximately 1.0 million square feet of Company owned gross leasable square feet at an initial aggregate investment of approximately $105 million.

         The following unaudited supplemental pro forma operating data is presented for the six months ended June 30, 2002 as if the acquisition of the four properties acquired in 2002, had occurred on January 1, 2002. The following unaudited supplemental pro forma operating data is presented for the six months ended June 30, 2001 as if the merger of the AIP properties, net of the Lend Lease sale and the acquisition of the four properties acquired in 2002, had occurred on January 1, 2001.

	Six Month Period Ending June 30,

	(in thousands, except per share)
	2002	2001

Pro forma revenues	$175,429	$175,822

Pro forma income before discontinued operations	$51,434	$55,140

Pro forma income from discontinued operations	$(3,402)	$1,714

Pro forma net income applicable to common shareholders	$33,955	$43,224

Per share data:

Basic earnings per share data:

Income before discontinued operations	$0.59	$0.72

Discontinued operations	(0.05)	0.03

Net income applicable to common shareholders	$0.54	$0.75

Diluted earnings per share data:

Income before discontinued operations	$0.58	$0.72

Discontinued operations	(0.05)	0.03

Net income applicable to common shareholders	$0.53	$0.75

5.	SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS

         The following table summarizes the changes in shareholders’ equity since December 31, 2001 (in thousands):

	Preferred	Common		Accumulated	Accumulated	Unearned
	Shares ($250	Shares		Distributions	Other	Compensation	Treasury
	Liquidation	($.10 Stated	Paid-in	in Excess of	Comprehensive	Restricted	Stock
	Value)	Value)	Capital	Net Income	Loss	Stock	at Cost	Total

Balance December 31, 2001	$303,750	$6,609	$753,228	$(130,436)	$(8,174)	$(1,753)	$(89,210)	$834,014

Net income				47,175				47,175

Change in fair value of interest rate swaps					3,571			3,571

Dividends declared - common shares				(49,099)				(49,099)

Dividends declared - preferred shares				(14,095)				(14,095)

Vesting of restricted stock						426		426

Issuance of restricted stock		12	2,380			(1,914)		478

Purchases of common shares							(11)	(11)

Redemption of Preferred shares	(149,750)							(149,750)

Issuance of Class F preferred shares for cash – underwritten offering	150,000		(5,265)					144,735

Issuance of common shares for cash-underwritten offering		175	32,912					33,087

Issuance of common shares in exchange for real estate property		251	48,989					49,240

Issuance of common shares related to exercise of stock options and dividend reinvestment plan		108	16,651					16,759

Balance June 30, 2002	$304,000	$7,155	$848,895	$(146,455)	$(4,603)	$(3,241)	$(89,221)	$916,530

         Common share dividends declared, per share, were $0.38 and $0.37 for the three month periods ended June 30, 2002 and 2001, respectively. Common share dividends declared, per share, were $0.76 and $0.74 for the six month periods ended June 30, 2002 and 2001, respectively.

         In April 2002, the Company redeemed all of the outstanding 9.5% Preferred A Depositary shares each representing 1/10 of a Preferred Share and 9.44% Preferred B Depositary Shares each representing 1/10 of a Preferred Share for cash, aggregating approximately $149.8 million.

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

         Included in notes receivable are $7.3 million of tax incremental financing bonds purchased by the Company in March 2002 from the Town of Plainville, Connecticut (the “Town”). The net proceeds of the bonds were utilized by the Town to fund a portion of the construction costs of Connecticut Commons, a shopping center owned in part by the Company through its interest in the Retail Value Fund. The Company acquired its partners ownership interests in this shopping center in July 2002 (Note 17). The bonds bear interest at 7.125% and mature in April 2021. Interest and principal are payable solely from the incremental real estate taxes paid by the shopping center pursuant to the terms of the financing agreement.

7.	OTHER ASSETS

         Other assets consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Accounts receivable, net (1)	$52,651	$51,694

Deferred charges, net	8,844	6,042

Prepaids, deposits and other assets	19,286	17,660

	$80,781	$75,396

(1)	Includes straight line rent receivables, net of $18.1 million and $16.3 million at June 30, 2002 and December 31, 2001, respectively.

8.	REVOLVING CREDIT FACILITIES

         In May 2002, the Company amended its primary unsecured revolving credit facility with a syndicate of financial institutions, for which Bank One, NA serves as the administrative agent (the “Unsecured Credit Facility”). This facility was increased to provide for available borrowing capacity of $650 million and the maturity date was extended to May 2005. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.0%), depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. At June 30, 2002, $350.0 million was outstanding under this facility with a weighted average interest rate, excluding the effects of any interest rate swaps, of 2.8%.

         The Company also amended two secured revolving credit facilities with National City Bank of $30 million and $25 million, respectively. The $30 million credit facility is secured by certain partnership investments and the $25 million credit facility is a development construction facility secured by the applicable development project(s). The Company maintains the right to reduce the $30 million facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. The $30 million facility’s maturity date was extended to June 2005 and the $25 million facility’s maturity date was extended to June 2004. Borrowings under these facilities bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.0%) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At June 30, 2002, $16.5 million was outstanding under these facilities with a weighted average interest rate of 2.9%.

9.	FIXED RATE SENIOR NOTES

         In March 2002, the Company issued $100 million of fixed rate debt with an interest rate of 7.0% (excluding the effects of interest rate swaps) due March 2007 at a discount of 99.53%. Of the total debt issued, $81.6 million was used to exchange $75.0 million of 9.43% senior notes due March 15, 2012 and was accounted for as an exchange of debt instruments.

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

         All derivatives, which have historically been limited to interest rate swaps designated as either cash flow or fair value hedges, are recognized on the balance sheet at their fair value. On the date that the Company enters into an interest rate swap, it designates the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized or forecasted liability or the changes in the fair value of its fixed rate debt, depending on the Company’s intent. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows of the hedged transaction. Subsequent changes in the fair value of a derivative and the hedged fixed rate debt designated as a fair value hedge that is determined to be highly effective are recorded as changes in the fair value of the hedged fixed rate debt. Any hedge ineffectiveness is reported in current earnings.

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

Cash Flow Hedges

         As of June 30, 2002, the aggregate fair value of the Company’s interest rate swaps was a liability of $4.2 million, which is included in other liabilities in the consolidated balance sheet. For the six month periods ended June 30, 2002 and 2001, the amount of hedge ineffectiveness was not material.

         All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reflect as a charge to earnings $4.2 million of the amount recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Fair Value Hedges

         As of June 30, 2002, the aggregate fair value of the Company’s interest rate swaps was an asset of $2.6 million, which is included in other assets in the consolidated balance sheet. For the six months ended June 30, 2002, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated statements of operations. The fair value of these interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Joint Venture Derivative Instruments

         In 2001, the Company’s joint ventures entered into three interest rate swap agreements aggregating $78 million, converting a portion of the variable rate mortgage debt to a weighted average fixed rate of approximately 6.58%. In February 2002, the Company’s joint ventures entered into an interest rate cap agreement, which matures in March 2004 and has a notional amount of $175 million, and a strike price of 4.0%. The aggregate fair value of these instruments at June 30, 2002 was a liability of $2.6 million, of which the Company's proportionate share was $0.4 million.

11.	EARNINGS AND DIVIDENDS PER SHARE

         Earnings Per Share (EPS) have been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares out standing without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. There have been no changes to dilutive securities from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 other than as described below.

	Three Month Periods		Six Month Periods
	Ending June 30,		Ending June 30,

	(in thousands, except per share amounts)
	2002	2001	2002	2001

Income from continuing operations	$26,748	$29,139	$50,577	$50,109

Less: Preferred stock dividend	(7,082)	(6,816)	(14,077)	(13,630)

Basic – Income before continuing operations and applicable to common shareholders before effect of dilutive securities:	19,666	22,323	36,500	36,479

Effect of dilutive securities:

Operating partnership minority interests	—	388	—	—

Diluted — Income before continuing operations and applicable common shareholders plus assumed conversions	$19,666	$22,711	$36,500	$36,479

Number of Shares:

Basic — average shares outstanding	64,442	54,938	62,726	54,875

Effect of dilutive securities:

Operating partnership minority interests	3	1,051	—	—

Stock options	1,098	568	963	356

Restricted stock	50	32	77	45

Diluted — average shares outstanding	65,593	56,589	63,766	55,276

Per share data:

Basic earnings per share data:

Income before discontinued operations	$0.30	$0.41	$0.58	$0.67

Discontinued operations	(0.05)	—	(0.05)	0.03

Income applicable to common shareholders	$0.25	$0.41	$0.53	$0.70

Diluted earnings per share data:

Income before discontinued operations	$0.30	$0.40	$0.57	$0.66

Discontinued operations	(0.05)	—	(0.05)	0.03

Net income applicable to common shareholders	$0.25	$0.40	$0.52	$0.69

12.	DISCONTINUED OPERATIONS

         The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS, assuming no significant continuing involvement, the sale of a retail or industrial operating property is now considered a discontinued operation. In addition, properties classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale. Accordingly, the results of operations of properties disposed of or classified as held for sale, for which the Company has no significant continuing involvement are reflected as discontinued operations. Properties classified in this manner for 2002 were reclassified as such in the three and six month periods ended June 30, 2001 Statement of Operations. Interest expense, which is specifically identifiable to the property, is used in the computation of interest expense attributable to discontinued operations. Consolidated interest at the corporate level is allocated to discontinued operation pursuant to the methods prescribed under EITF 87-24.

         Included in discontinued operations as of June 30, 2002 and for the three and six month periods then ended, are three properties, two of which were sold in April 2002 and one of which is considered held for sale. The Company sold two properties in 2002, a 41,000 square foot shopping center located in Huntsville, Alabama and a 74,000 square foot shopping center in Cape Coral, Florida. The third property is a 180,000 square foot shopping center in Orlando, Florida which is expected to sell in 2002 (Note 15). These properties had been previously included in the shopping center segment. The operations of these properties have been reflected on a comparative basis for the three and six month periods ended June 30, 2001.

         The assets relating to assets held for sale and operating results relating to assets sold and held for sale are as follows (in thousands):

June 30, 2002

Land	$4,792

Building	6,944

Other real estate assets	793

12,529

Less accumulated depreciation	(5,434)

Real estate, net	$7,095

	Three month periods ending		Six month periods ending
	June 30,		June 30,

	2002	2001	2002	2001

Revenues	$345	$656	$925	$2,678

Operating expenses	156	210	379	405

Depreciation expense	31	194	334	389

Interest expense	136	85	88	170

	323	489	801	964

	22	167	124	1,714

Impairment charge and gain on sales of real estate, net	(3,526)	—	(3,526)	—

(Loss) income from discontinued operations	$(3,504)	$167	$(3,402)	$1,714

13.	SEGMENT INFORMATION

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

         The shopping center segment consists of 190 shopping centers, including 51 owned through joint ventures, in 38 states aggregating approximately 39.3 million square feet of Company-owned GLA. These shopping centers range in size from approximately 15,000 square feet to 650,000 square feet of Company-owned GLA. The business center segment consists of 37 business centers in 11 states aggregating approximately 4.3 million square feet of Company-owned GLA. These business centers range in size from approximately 20,000 square feet to 310,000 square feet of Company-owned GLA.

         The table below presents information about the Company’s reportable segments for the three and six month periods ended June 30, 2002 and 2001.

	Three Months ended June 30, 2002
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$9,513	$76,284		$85,797

Operating expenses	(2,864)	(17,960)		(20,824)

	6,649	58,324		64,973

Unallocated expenses (A)			(43,594)	(43,594)

Equity in net income of joint ventures			10,890	10,890

Minority interests			(5,596)	(5,596)

Gain on sale of real estate and real estate investments			75	75

Income from continuing operations				$26,748

	Three Months ended June 30, 2001
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$3,202	$74,738		$77,940

Operating expenses	(466)	(15,602)		(16,068)

	2,736	59,136		61,872

Unallocated expenses (A)			(41,497)	(41,497)

Equity in net income of joint ventures and minority investment			3,014	3,014

Minority interests			(5,255)	(5,255)

Gain on sale of real estate and real estate investments			11,005	11,005

Income from continuing operations				$29,139

	Six Months ended June 30, 2002
	(in thousands)
	Business Centers	Shopping Centers	Other	Total

Total revenues	$19,140	$152,604		$171,744

Operating expenses	(5,563)	(34,632)		(40,195)

	13,577	117,972		131,549

Unallocated expenses (A)			(90,218)	(90,218)

Equity in net income of joint ventures			17,617	17,617

Minority interests			(11,200)	(11,200)

Gain on sale of real estate and real estate investments			2,829	2,829

Income from continuing operations				$50,577

Total real estate assets	$271,177	$2,319,406		$2,590,583

	Six month ended June 30, 2001
	(in thousands)
	Business Centers	Shopping Centers	Other	Total

Total revenues	$3,403	$147,616		$151,019

Operating expenses	(541)	(32,810)		(33,351)

	2,862	114,806		117,668

Unallocated expenses (A)			(80,767)	(80,767)

Equity in net income of joint ventures and minority investment			10,905	10,905

Minority interests			(10,443)	(10,443)

Gain on sale of real estate and real estate investments			12,746	12,746

Income from continuing operations				$50,109

Total real estate assets	$269,529	$2,198,016		$2,467,545

(A)	Unallocated expenses consist of general and administrative, interest and depreciation and amortization as listed in the condensed consolidated statement of operations.

14.	CONTINGENCIES

         In September 2001, a U.S. District Court entered a judgment in the amount of $9.0 million, plus attorney fees, against the Company and three other defendants, in connection with a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company. The court awarded $4.0 million in punitive and $5.0 million in compensatory damages to the plaintiff. The other defendants include the former Chairman of the Board (who is also a significant shareholder and a director of the Company), a former executive of the Company and a real estate development partnership (the “Partnership”) owned by these two individuals. The punitive damages in the amount of $1.0 million against the former Chairman of the Board was overturned by the trial court judge in response to a post-trial motion. The claim alleged breach of contract and fraud during the lease negotiation process that took place prior to, and after, the Company’s acquisition of the property. The Partnership sold the property to the Company in 1994.

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

15.	IMPAIRMENT CHARGE

         During the second quarter of 2002, the Company received an unsolicited offer and entered into a contract to sell a wholly owned shopping center located in Orlando, Florida and recorded a related impairment charge of approximately $4.7 million which is included in income (loss) from discontinued operations. This property is classified as held for sale at June 30, 2002. The sale is expected to close in the fourth quarter of 2002.

16.	TRANSACTIONS WITH RELATED PARTIES

         As discussed in Note 2, the Company entered into a joint venture with Lubert-Adler Funds, which is owned in part by a Director of the Company, and Klaff Realty, LP.

17.	SUBSEQUENT EVENTS

         In July 2002, the Company purchased its joint venture partner's remaining 75.25% interest in two shopping center properties; a 570,000 square foot shopping center located in Plainville, Connecticut for approximately $44.3 million and a 750,000 square foot shopping center located in San Antonio, Texas for approximately $32.0 million.

         Additionally, in July 2002, the Company and Coventry, an equity affiliate of the Company, acquired five shopping centers for approximately $81.6 million. These shopping centers aggregate 1.5 million square feet and are located in Fort Worth, Texas; Dallas, Texas; Columbia, South Carolina; Birmingham, Alabama and Wichita, Kansas.

         In August 2002, the Company sold a 19,000 square foot shopping center located in Ocala, Florida for approximately $0.9 million.

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

         Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, particularly certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	As a result of the Kmart bankruptcy, the Company’s income and funds available for distributions could be negatively affected. In addition, the Company cannot be certain that any properties subject to the Kmart leases, which may be terminated in the bankruptcy, will be re-leased or re-leased on economically advantageous terms. In addition, certain tenants may have rights to convert to percentage rent until such space is re-leased and/or have rights to terminate their leases if such space is not re-leased within a specified period of time;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than those of the Company, and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet, and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to potential environmental liabilities;

•	The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations; and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.

Results of Operations

         Revenues from Operations

         Total revenues increased $7.9 million, or 10.1%, to $85.8 million for the three month period ended June 30, 2002 from $77.9 million for the same period in 2001. Total revenues increased $20.7 million, or 13.7% to $171.7 million for the six month period ended June 30, 2002 from $151.0 million for the same period in 2001. Base and percentage rental revenues for the three month period ended June 30, 2002 increased $6.7 million, or 11.9%, to $62.4 million as compared to $55.7 million for the same period in 2001. Base rental revenues increased $16.3 million, or 15.1%, to $124.4 million for the six month period ended June 30, 2002 from $108.1 million for the same period in 2001. Aggregate base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties, (shopping center properties owned as of January 1, 2001 excluding those under redevelopment) increased approximately $1.3 million, or 1.6%, for the six month period ended June 30, 2002 as compared to the same period in 2001. The four shopping centers acquired by the Company in 2002 contributed $4.5 million of additional base rental revenue, the three newly developed shopping centers and shopping centers under redevelopment contributed $0.3 million and the merger of the

American Industrial Properties (“AIP”) contributed $12.9 million. These increases were offset by a $2.0 million decrease from the sale/transfer of eight properties in 2001 and a $0.7 million reduction primarily related to straight line rent.

         At June 30, 2002 the aggregate occupancy of the Company’s wholly-owned shopping centers was 92.7% as compared to 94.9% at June 30, 2001. The average annualized base rent per leased square foot was $8.89 as compared to $8.29 at June 30, 2001. At June 30, 2002, same store sales, for those tenants required to report sales (approximately 12.2 million square feet), was $236 per square foot. At June 30, 2002, the aggregate occupancy of the Company’s joint venture shopping centers was 95.4% as compared to 95.0% at June 30, 2001. The average annualized base rent per leased square foot was $13.25 at June 30, 2002, as compared to $12.41 at June 30, 2001. At June 30, 2002, same store sales, for those tenants required to report such information (approximately 5.2 million square feet), was $269 per square foot.

         Recoveries from tenants for the three month period ended June 30, 2002 increased $2.7 million, or 19.3%, to $16.9 million as compared to $14.2 million for the same period in 2001. Recoveries from tenants increased $3.7 million or 12.9%, to $32.6 million for the six month period ended June 30, 2002 from $28.9 million for the same period in 2001. This increase was primarily related to the Company’s merger with AIP, which contributed $2.9 million plus an increase in operating expenses as discussed below. Recoveries were approximately 81.1% and 81.4% of operating expenses and real estate taxes for the six month periods ended June 30, 2002 and 2001, respectively.

         Ancillary and other property related income for the three month period ended June 30, 2002 increased $0.2 million, or 34.8%, to $0.7 million as compared to $0.5 million for the same period in 2001. Ancillary and other property related income increased $0.2 million, or 21.5%, to $1.2 million for the six month period ended June 30, 2002 from $1.0 million for the same period in 2001. This increase was primarily due to the Company pursuing additional ancillary income opportunities. It is anticipated that growth in ancillary revenues, such as advertising and temporary tenants, will continue in 2002 as additional opportunities are pursued.

         Management fee income for the three month period ended June 30, 2002 decreased $0.3 million, or 11.5%, to $2.6 million as compared to $2.9 million for the same period in 2001. Management fee income decreased $0.6 million, or 10.9%, to $5.4 million for the six month period ended June 30, 2002 from $6.0 million for the same period in 2001. This decrease was primarily associated with the Company assuming property management responsibilities for all of the real estate assets of Burnham Pacific Properties (“Burnham”) in the fourth quarter of 2000 and the related disposition of the majority of these assets during 2001. For the three and six month periods ended June 30, 2002, the Company recorded management fee income from Burnham of $0.1 million and $0.3 million, respectively, compared to $0.5 million and $1.4 million, respectively, in 2001. As of June 30, 2002, the remaining Burnham assets were transferred into a liquidating trust and, as a result, the Company is no longer providing property management services. The Company, however, will assume property management responsibilities in the second half of 2002 relating to a recently formed joint venture, which acquired the designation rights to real estate assets owned and controlled by Service Merchandise.

         Development fee income for the three month period ended June 30, 2002 decreased $0.4 million or 58.7%, to $0.3 million as compared to $0.7 million for the same period in 2001. Development fee income decreased $0.2 million, or 21.4%, to $0.8 million for the six month period ended June 30, 2002 from $1.0 million for the same period in 2001. This decrease is attributable to the completion of certain joint venture development projects in 2001. The Company is currently involved with joint venture development projects in Long Beach, California; Coon Rapids, Minnesota and Littleton, Colorado. The Company is also involved in the redevelopment of real estate assets owned and controlled by Service Merchandise. The Company will continue to pursue additional development joint ventures as opportunities present themselves.

         Interest income for the three month period ended June 30, 2002 increased $0.2 million or 9.5%, to $1.9 million as compared to $1.7 million for the same period in 2001. Interest income decreased $0.9 million, or 26.8%, to $2.6 million for the six month period ended June 30, 2002 from $3.5 million for the same period in 2001. This decrease was primarily associated with the repayment of advances by certain joint ventures, which resulted in a corresponding reduction in interest income.

         Other income for the three month period ended June 30, 2002 decreased $1.1 million, or 52.8%, to $1.0 million as compared to $2.1 million for the same period in 2001. Other income increased $2.3 million, or 93.8%, to $4.7 million for the six month period ended June 30, 2002 from $2.4 million for the same period in 2001. The decrease for the three month period primarily represents a decrease in lease termination income of $0.7 million and a charge of $0.2 million relating to the write-off of abandoned development projects. The increase for the six month period is primarily due to the sale of development rights to the Wilshire project in Los Angeles, California, which contributed approximately $2.3 million and an increase of $0.9 million in lease termination revenue. This increase is offset by a charge of $0.3 million relating to the write-off of abandoned development projects.

Expenses from Operations

         Rental operating and maintenance expenses for the three month period ended June 30, 2002 increased $2.4 million, or 32.1%, to $9.9 million as compared to $7.5 million for the same period in 2001. Rental operating and maintenance expenses increased $2.6 million, or 15.6%, to $19.3 million for the six month period ended June 30, 2002 from $16.7 million for the same period in 2001. An increase of $3.3 million is attributable to the merger of the AIP properties and $0.9 million related to the seven shopping centers acquired and developed in 2002 and 2001. This increase was offset by a decrease of $1.4 million primarily attributable to a decrease in the Company’s provisions for bad debt expense and snow removal costs in the Core Portfolio Properties. In addition, a decrease of $0.2 million relates to the sale/transfer of eight properties in 2001 and 2002.

         Real estate taxes for the three month period ended June 30, 2002 increased $2.3 million, or 27.4%, to $10.8 million as compared to $8.5 million for the same period in 2001. Real Estate taxes increased $4.2 million, or 25.5%, to $20.9 million for the six month period ended June 30, 2002 from $16.7 million for the same period in 2001. Increases of $1.9 million related to the seven shopping centers acquired and developed in 2002 and 2001, $1.9 million related to the merger of the AIP properties and $0.6 million is primarily associated with the Core Portfolio Properties. These increases were offset by a decrease of $0.2 million relating to the sale/transfer of eight properties in 2001 and 2002.

         General and administrative expenses increased $0.7 million, or 10.6%, to $6.9 million for the three month period ended June 30, 2002 as compared to $6.2 million in 2001. General and administrative expenses increased $1.4 million, or 12.1%, to $13.3 million for the six month period ended June 30, 2002 from $11.9 million for the same period in 2001. Total general and administrative expenses were approximately 4.5% and 4.4%, respectively, of total revenues, including total revenues of joint ventures, for the six month periods ended June 30, 2002 and 2001.

         The increase in general and administrative expenses is primarily attributable to the growth of the Company’s recent acquisitions, expansions and developments, the merger of AIP and the opening of a West Coast office in conjunction with the Company’s increased ownership of assets on the West Coast. The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain construction administration costs of $2.7 million and $1.6 million for the six month period ended June 30, 2002 and 2001, respectively.

         Interest expense decreased $1.8 million, or 8.5%, to $19.2 million for the three month period ended June 30, 2002, as compared to $21.0 million for the same period in 2001. Interest expense decreased $2.6 million, or 6.4%, to $38.2 million for the six month period ended June 30, 2002 from $40.8 million for the same period in 2001. The overall decrease in interest expense for the six month period ended June 30, 2002, as compared to the same period in 2001, is primarily due to lower interest rates, the use of proceeds received from asset sales and equity offerings to repay debt. The weighted average debt outstanding during the six month period ended June 30, 2002 and related weighted average interest rate was $1.3 billion and 6.6%, respectively, compared to $1.3 billion and 7.2%, respectively, for the same period in 2001. Interest costs capitalized, in conjunction with development, expansion projects and development joint venture interests, were $2.6 million and $5.0 million for the three and six month periods ended June 30, 2002, as compared to $3.4 million and $6.9 million for the same period in 2001.

         Depreciation and amortization expense increased $3.2 million, or 22.5%, to $17.5 million for the three month period ended June 30, 2002, as compared to $14.3 million for the same period in 2001. Depreciation and amortization expense increased $10.6 million, or 37.9%, to $38.6 million for the six month period ended June 30, 2002 from $28.0 million for the same period in 2001. An increase of $1.7 million is related to the seven shopping centers acquired and developed in 2002 and 2001, $3.0 million is related to the merger of the AIP properties and $6.6 million is related to Core Portfolio Properties. The increase in depreciation at the Core Portfolio Properties is primarily related to expansion and redevelopments, including related changes in estimated useful lives associated with the certain assets under redevelopment. These increases were offset by a decrease of $0.7 million relating to the sale/transfer of eight properties in 2001 and 2002.

         Equity in net income of joint ventures increased $6.5 million, or 146.7%, to $10.9 million for the three month period ended June 30, 2002, as compared to $4.4 million for the same period in 2001. Equity in net income of joint ventures increased $8.3 million, or 88.3%, to $17.6 million for the six month period ended June 30, 2002 from $9.3 million for the same period in 2001. An increase of $1.5 million is primarily related to the Company's proportionate share of the gain on sale of a shopping center property in the Community Centers Joint Ventures. An increase of $4.1 million is related to the Company's proportionate share of the gain on sale of the shopping center properties located in Hagerstown, Maryland; Eatontown, New Jersey and Salem, New Hampshire realized from the Company's interest in DD Development Company. Additionally, an increase of $1.4 million relates to the newly formed joint venture which disposed of certain Service Merchandise assets. The remaining net increase of $1.3 million primarily relates to the newly developed shopping centers which began operations at the end of 2001.

         Equity in net loss of minority equity investment was $1.4 million for the three month period ended June 30, 2001. Equity in net income of minority equity investment was $1.6 million for the six month period ended June 30, 2001. On May 14, 2001, AIP sold 31 assets and the remaining assets were merged into a wholly-owned subsidiary of DDR. Accordingly, the operating results associated with these assets are consolidated within the condensed consolidated statements of operations for the three and six month periods ended June 30, 2002.

         Gain on disposition of real estate and real estate investments aggregated $2.8 million for the six month period ended June 30, 2002 which primarily relates to the sale of the 90% interest in the shopping center property located in Kildeer, Illinois which resulted in a gain of $2.3 million and land sales which resulted in an aggregate gain of $0.5 million.

         Gain on disposition of real estate and real estate investments aggregated $12.7 million for the six month period ended June 30, 2001, which relates to the sale of three shopping center properties in Ahoskie, North Carolina; Rapid City, South Dakota and Highland Heights, Ohio.

         Minority equity interest expense increased $0.3 million, or 6.5%, to $5.6 million for the three month period ended June 30, 2002, as compared to $5.3 million for the same period in 2001. Minority equity interest expense increased $0.8 million, or 7.3%, to $11.2 million for the six month period ended June 30, 2002 from $10.4 million for the same period in 2001. This increase relates to the minority interest associated with an office property resulting from the merger of AIP.

         The Company adopted the provisions of Statement of Financial Accounting Standard No. 144 (SFAS), “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS, the sale of a retail or industrial property is now considered a discontinued operation. In addition, properties classified as held for sale are also considered a discontinued operation. Accordingly, the results of operations of properties disposed of or classified as held for sale, for which the Company has no significant continuing involvement, are reflected as discontinued operations. Properties classified in this manner for 2002 were reclassified as such in the three and six month periods ended June 30, 2001 Statements of Operations.

         Income from discontinued operations decreased $0.1 million to $0.02 million for the three month period ended June 30, 2002, as compared to $0.1 million for the same period in 2001. Income from discontinued operations decreased $1.6 million to $0.1 million for the six month period ended June 30, 2002, as compared to $1.7 million for the same period in 2001. Loss from the sale of discontinued operations was $3.5 million for the three and six month periods ended June 30, 2002. This decrease is primarily due to an impairment charge of $4.7 million recognized in the second quarter of 2002 in relation to a shopping center located in Orlando, Florida. During the second quarter, the Company received an unsolicited offer and entered into an agreement to sell this shopping center for approximately $7.3 million. The net proceeds are expected to be reinvested in real estate assets, which will provide a higher return. This anticipated sale, however, resulted in the Company recording an impairment charge as indicated above. The sale is expected to close by the end of 2002. In addition to the property discussed, included in discontinued operations for the three and six month periods ended June 30, 2002 and 2001, are two shopping centers, which were sold in 2002 including a 41,000 square foot shopping center located in Huntsville, Alabama and a 74,000 square foot shopping center in Cape Coral, Florida. The Company recognized an aggregate gain of approximately $1.2 million relating to the sale of these two shopping centers.

         Net Income

         Net income decreased $6.1 million, or 20.7%, to $23.2 million for the three month period ended June 30, 2002, as compared to net income of $29.3 million for the same period in 2001. Net income decreased $4.6 million, or 8.9%, to $47.2 million for the six month period ended June 30, 2002 from $51.8 million for the same period in 2001. The decrease in net income of $4.6 million is primarily attributable to the decrease in gain on sale of real estate and real estate investments of $9.9 million relating to the sale/transfer of eight properties in 2001 and 2002, income (loss) from discontinued operations of $5.1 million and increases in depreciation, minority interest expense of $10.6 million and $0.8 million, respectively. In addition, a decrease of $1.5 million in income from minority equity investment due to the consolidation of the AIP properties. These decreases were offset by increases in net operating revenues (total revenues less operating and maintenance, real estate taxes, impairment charge and general and administrative expenses) aggregating $12.4 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, the seven shopping centers acquired and developed in 2002 and 2001 and the merger of the AIP properties. Additionally, an increase of $8.3 million from equity in net income of joint ventures was primarily due to the investees' gain on sale of real estate and a reduction of interest expense of $2.6 million.

Funds From Operations

         Management believes that Funds From Operations (“FFO”) provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of depreciated property, extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company’s proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles (see discussions of cash flows from operating, investing and financing activities as disclosed in the Liquidity and Capital Resources section) and is not necessarily indicative of cash available to fund cash needs. It should not be considered as an alternative to net income as an indication of the Company’s performance or to cash flow as a measure of liquidity. For the three month period ended June 30, 2002, FFO increased $8.0 million, to $41.2 million as compared to $33.2 million for the same period in 2001. For the six month period ended June 30, 2002, FFO increased $15.7 million, to $81.3 million as compared to $65.6 million for the same period in 2001.

         The Company’s calculation of FFO is as follows (in thousands):

	Three Month Periods		Six Month Periods
	Ending June 30,		Ending June 30,

	2002	2001	2002	2001

Net income applicable to common shareholders (1)	$16,162	$22,490	$33,098	$38,193

Depreciation of real estate investments	17,277	14,205	38,208	27,808

Equity in net income of joint ventures	(10,890)	(4,415)	(17,617)	(9,355)

Equity in net (loss) income of minority equity investment	—	1,401	—	(1,550)

Joint ventures’ FFO (2)	14,755	7,866	23,351	16,034

Minority equity investment FFO (3)	—	2,282	—	6,448

Minority interest expense (OP Units)	378	388	762	776

Impairment charge and loss (gain) on disposition of depreciable real estate and real estate investments, net (4)	3,526	(11,005)	3,526	(12,746)

	$41,208	$33,212	$81,328	$65,608

(1)	Includes straight line rental revenues of approximately $0.9 million and $1.1 million for the three month periods ended June 30, 2002 and 2001, and approximately $1.9 million and $2.3 million for the six month periods ended June 30, 2002 and 2001, respectively.

(2)	Joint ventures’ Funds From Operations are summarized as follows:

	Three Month Periods		Six Month Periods
	Ending June 30,		Ending June 30,

	2002	2001	2002	2001

Net income (a)	$25,160	$13,605	$55,701	$26,810

Loss (gain) on sale of real estate (b)	—	97	(15,348)	97

Depreciation of real estate investments	8,601	8,626	18,104	16,747

	$33,761	$22,328	$58,457	$43,654

DDR ownership interest (c)	$14,755	$7,866	$23,351	$16,034

(a)	Revenue for the three month periods ended June 30, 2002 and 2001 include approximately $0.8 million and $1.2 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.3 million and $0.4 million, respectively. Revenue for the six month periods ended June 30, 2002 and 2001 included approximately $1.8 million and $2.3 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.6 million and $0.9 million, respectively.

(b)	The gain on sale of recently developed shopping centers, owned by the Company's taxable REIT affiliates, is included in the adjustment from net income to arrive at FFO as the Company considers these properties as part of the merchant building program. These properties were developed through the Retail Value Investment Program with Prudential Real Estate Investors.

(c)	At June 30, 2002 and 2001, the Company owned joint venture interests relating to 51 and 55 operating shopping center properties, respectively, including an approximate 25% interest in the Prudential Retail Value Fund, and a 50% joint venture in a real estate management/development company.

(3)	FFO for the six month period ended June 30, 2001 includes an add back of approximately $3.2 million relating to the Company’s proportionate share of loss on sale, including certain transaction related costs and severance charges which were incurred by AIP as a result of the Lend Lease sale and consummation of the merger with DDR.

(4)	In 2002, the amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the statement of operations consists of residual land sales, which management considers a sale of non-depreciated real property, and the sale of a newly developed shopping center, for which the Company maintained continuing involvement.

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

         In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates has agreed to fund the required capital associated with approved development projects aggregating approximately $30.0 million at June 30, 2002. These obligations, comprised principally of construction contracts, are generally due in twelve to eighteen months and are expected to be financed through new or existing construction loans.

         The Company has provided loans and advances to certain unconsolidated entities in the amount of $83.1 million at June 30, 2002 for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owing to DDR.

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

         The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $1.2 billion at June 30, 2002 and at December 31, 2001, of which the Company’s proportionate share was $399.4 million and $401.1 million, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the Company’s partners in certain limited situations such as misuse of funds and material misrepresentations.

         In connection with certain of the Company’s joint ventures, one of the Company’s joint venture partners has agreed to fund any amounts due the joint venture’s construction lender if such amounts are not paid by the joint venture. In these instances, the Company has agreed to reimburse such joint venture partner an amount equal to the Company’s pro rata share of such amount aggregating $24.9 million at June 30, 2002. The Company has provided a letter of credit for approximately $9.7 million to the holders of tax exempt floating rate certificates, the proceeds of which were loaned to an equity affiliate.

         Certain of the Company’s joint venture arrangements provide that the Company’s partner can convert its interest in the joint venture into common shares of DDR. The number of shares that DDR would be required to issue is dependent upon the then fair market value of the partner’s interest in the joint venture divided by the then fair market value of DDR’s common shares. The Company can elect to substitute cash for common shares. At June 30, 2002, assuming such conversion options were exercised, and shares were issued, an additional $295.7 million of mortgage indebtedness outstanding at June 30, 2002 relating to the joint ventures which contain these provisions would be recorded on the Company’s balance sheet. It is the Company’s intention to settle such conversions in cash should this provision be exercised. As a result, the Company’s assets and debt balance would increase by both the existing debt relating to these joint ventures, as previously referred to, as well as potential additional debt, which would be incurred to finance the purchase of the equity of the other partner. The Company does not anticipate that its joint venture partners will exercise their rights pursuant to the aforementioned conversion rights, as these institutional investors typically do not invest in equity securities.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows (in thousands):

	For the six month period ending
	June 30,

	2002	2001

Cash flow from operating activities	$84,244	$81,220

Cash flow used in investing activities	(75,461)	(41,567)

Cash flow used in financing activities	(16,143)	(35,595)

         The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of operating partnership units and joint venture capital, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities for the six month period ended June 30, 2002 compared to June 30, 2001 is primarily due to shopping center acquisitions and developments completed in 2002 and 2001, new leasing, expansion and re-tenanting of the Core Portfolio Properties, distributions from the Community Centers Joint Venture due to the sale of two shopping center properties and distributions from DD Development Company due to the sale of three shopping center properties offset by changes in other assets and liabilities.

         An increase in the 2002 quarterly dividend per common share to $0.38 from $0.37 was approved in May 2002 by the Company’s Board of Directors. The Company’s common share dividend payout ratio for the first six months of 2002 approximated 61.3% of actual FFO as compared to 63.2% for the same period in 2001. It is anticipated that the current dividend level will result in a conservative payout ratio. A low payout ratio will enable the Company to retain more capital, which will be utilized to fund attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

During the six month period ended June 30, 2002, the Company and its joint ventures invested $120.8 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company’s expansion, acquisition and development activity is summarized below:

Expansions:

         For the six month period ended June 30, 2002, the Company completed the expansion and redevelopment of three shopping centers located in Detroit, Michigan; Lebanon, Ohio; and North Olmsted, Ohio at an aggregate cost of approximately $4.3 million. The Company is currently expanding/redeveloping six shopping centers located in Birmingham, Alabama; North Little Rock, Arkansas; Denver, Colorado; North Canton, Ohio; St. Louis, Missouri; and Taylorsville, Utah at a projected incremental cost of approximately $17.6 million. The Company is also scheduled to commence three additional expansion projects at the shopping centers located in Bayonet Point, Florida; Brandon, Florida; and Riverdale, Utah.

         For the six month period ended June 30, 2002, the Company’s joint ventures completed the expansion and redevelopment of three shopping centers located in Atlanta, Georgia; Marietta, Georgia and Maple Grove, Minnesota at an aggregate cost of approximately $3.5 million. The Company’s joint ventures are currently expanding/redeveloping five shopping centers located in Schaumburg, Illinois; Leawood, Kansas; Overland Park, Kansas; Shawnee, Kansas and North Olmsted, Ohio at a projected incremental cost of approximately $12.3 million. An additional expansion project at the Deer Park, Illinois shopping center is also scheduled to commence construction during 2002.

Acquisitions:

         In June 2002, the Company acquired its partner’s 50% joint venture interest in a 230,000 square foot shopping center located in North Canton, Ohio for approximately $11.4 million.

         In February 2002, the Company acquired a third party partner’s 80% interest in a 380,000 square foot shopping center located in Independence, Missouri owned by the Community Center Joint Venture for approximately $33.4 million. Additionally, the Community Center Joint Venture sold a 408,000 square foot shopping center located in Durham, North Carolina for $50.1 million, and refinanced eight properties under mortgages totaling $360.5 million with a current weighted average interest rate of approximately 5.5%.

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

Development (Consolidated):

The consolidated development projects are as follows:

•	Phase II of the Meridian, Idaho (a suburb of Boise) shopping center is scheduled to commence construction in 2002, with completion scheduled for 2003.

•	The Company commenced construction during 2002 on the central quadrant of the Coon Rapids, Minnesota, Riverdale Village Shopping Center. This development will create an additional 288,000 square feet of retail space.

•	The Company has broken ground during 2002 on two shopping center developments located in Riverdale, Utah and Long Beach, California.

Development (Joint Ventures):

         The Company has joint venture development agreements for four shopping center projects. These four projects have an aggregate projected cost of approximately $157.2 million and are currently scheduled for completion during 2002 and 2003. The Company is currently financing the project located in Long Beach, California (City Place) through the Prudential/DDR Retail Value Fund. The other three projects are located in Littleton, Colorado; Coon Rapids, Minnesota and St. Louis, Missouri.

Dispositions

         During the second quarter of 2002, the Company entered into a contract to sell a wholly-owned shopping center located in Orlando, Florida and recorded a related impairment charge of approximately $4.7 million which is included in discontinued operations. The sale is expected to close in the fourth quarter of 2002.

         In June 2002, the Company, Coventry Real Estate Partners (an affiliate of the Company), and certain joint ventures sold a recently developed 170,000 square foot shopping center located in Salem, New Hampshire and the Company recognized its proportionate share of the gain of approximately $1.1 million. In addition, a recently developed 286,000 square foot shopping center located in Hagerstown, Maryland, of which the Company owned 24.75% through the retail value investment program, was sold and the Company recognized its proportionate share of the gain of approximately $1.7 million. Also, a recently redeveloped former Best Products location in Eatontown, New Jersey aggregating 68,000 square feet was sold and the Company recognized its proportionate share of the gain of approximately $1.8 million. These properties are included in Joint Venture discontinued operations.

         In April 2002, the Company sold a 41,000 square foot shopping center in Huntsville, Alabama for approximately $4.4 million and a 74,000 square foot shopping center in Cape Coral, Florida for approximately $5.1 million and recognized an aggregate gain of approximately $1.2 million.

         In March 2002, the Company formed a joint venture with a fund organized and advised by the DRA Advisors, Inc. Fund whereby the Company contributed a wholly-owned newly developed shopping center property in Kildeer, Illinois initially valued at approximately $28 million and, in exchange, received a 10% equity ownership interest in the joint venture and cash proceeds of approximately $25.2 million. In conjunction with this transaction, the Company recognized its proportionate share of the gain of approximately $2.3 million associated with the sale of the 90% interest in the property to the DRA Advisors, Inc. Fund. The Company continues to manage and operate the shopping center and receives fees for such services.

         In addition the Community Center Joint Venture sold a property in Durham, North Carolina, as described in “Acquisitions.”

Strategic Transactions

         In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $236 million. The Company has a 25% interest in the joint venture. In addition, the Company will earn fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate disposition of the real estate interests held by the bankrupt estate. The portfolio currently consists of approximately 159 Service Merchandise retail sites totaling approximately 8.8 million square feet. The transaction was approved by the U.S. Bankruptcy Court in Nashville, Tennessee and subsequently the designation rights were transferred to the joint venture. During the second quarter of 2002, the joint venture sold 25 sites and received gross proceeds of approximately $69.6 million. The Company recognized income, net of tax, of approximately $1.3 million relating to these sales. As of June 30, 2002, the Company has an investment of approximately $18.3 million in this joint venture.

Financings

         In June 2002, the Company renegotiated its $30 million secured revolving credit facility with National City Bank to reduce the spread over LIBOR to 1.0% and extend the term to June 2005. The Company also extended the term of its $25 million construction facility with NCB to June 2004.

         In May 2002, the Company renegotiated its primary revolving credit facility with Bank One as lead arranger. The facility was increased to $650 million, reduced the spread over LIBOR to 1.0% and extended the term to May 2005.

         In March 2002, the Company issued $100 million of fixed rate debt with an interest rate of 7.0% (excluding the effects of interest rate swaps) due March 2007 at a discount of 99.53%. Of the total debt issued, $81.6 million was used to exchange $75.0 million of 9.43% senior notes due March 15, 2012 and was accounted for as an exchange of debt instruments.

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

Capitalization

         At June 30, 2002, the Company’s capitalization consisted of $1.3 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $399.4 million), $519.0 million of preferred shares and preferred operating partnership units and $1.5 billion of market equity (market equity is defined as common shares and common operating partnership units outstanding multiplied by the closing price per common share on the New York Stock Exchange at June 30, 2002 of $22.50), resulting in a debt to total market capitalization ratio of 0.40 to 1. At June 30, 2002, the Company’s total debt consisted of $916.2 million of fixed rate debt, including $200 million of variable rate debt which has been effectively swapped to a weighted average fixed rate of approximately 6.96%, and $418.1 million of variable rate debt, including $100 million of fixed rate debt which has been effectively swapped to a weighted average variable rate of approximately 4.13%.

         It is management’s intention to operate such that the Company has access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity or debt offerings, debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investor Services (Baa3, stable outlook) and Standard and Poor’s (BBB, negative outlook). As of June 30, 2002, the Company had a shelf registration statement with the Securities and Exchange Commission under which $406.3 million of debt securities, preferred shares or common shares may be issued.

         In addition, as of June 30, 2002, the Company had cash of $11.7 million and $338.5 million available under its $705 million of revolving credit facilities. On June 30, 2002, the Company also had 123 operating properties with $101.6 million, or 58.8% of the total revenue for the six month period ended June 30, 2002 which were unencumbered, thereby providing a potential collateral base for future borrowings.

Contractual Obligations and other Commitments

         In conjunction with the development of shopping centers, the Company has entered into commitments for its wholly-owned properties of $60.8 million at June 30, 2002. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through new or existing construction loans.

         In 1998, the Company guaranteed a five-year personal loan program aggregating $15 million for certain of the Company’s current and former executives to purchase 974,663 common shares of the Company. The Company has letter of credits outstanding of approximately $21.8 million of which $20.2 million relates to letters of credit made on behalf of equity affiliates.

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

Economic Conditions

         Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate markets and geographic regions with differing intensities and at different times. Many regions of the United States have recently experienced varying degrees of economic recession. A continuation of the economic recession, or further adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by one or more discount department stores (Wal-Mart, Kmart, Target), off-price department stores (Kohl’s, TJ Maxx/Marshalls), home improvement stores (Home Depot, Lowe’s) and supermarkets which generally offer day-to-day necessities, rather than high-priced luxury items. Because these merchants typically perform better in an economic recession than those that market high priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

         The retail shopping sector has been impacted by the competitive nature of the retail business and the competition for market share where the stronger retailers have out-positioned some of the weaker retailers. This positioning is taking market share away from weaker retailers and forcing them, in some cases, to declare bankruptcy or close stores. In January 2002, Kmart, the Company’s second largest retail tenant, representing approximately 2.1% of the Company’s proportionate share of shopping center base rental revenues as of June 30, 2002, filed for protection from its creditors under Chapter 11 of the bankruptcy code. The Company and its joint ventures have 20 leases involving Kmart aggregating 1.8 million square feet. The weighted average proportionate share of base rent per square foot is $3.12 as of June 30, 2002 for the Kmart leases. Considering the low cost per square foot that Kmart pays combined with the shopping center locations, the Company does not expect to incur material losses resulting from this bankruptcy. Also, certain retailers such at Toy-R-Us, OfficeMax and Charming Shoppes have announced store closings. Notwithstanding store closures, the Company does not expect to have any significant losses associated with these tenants. Overall, the Company’s portfolio continues to be stable. The negative news relating to retail tenants tend to attract attention, yet vacancies created by unsuccessful tenants may also create opportunities to increase rent.

         Although the Company has had a number of tenants file for protection under bankruptcy laws and the Company has experienced a temporary decrease in occupancy rates due to certain bankruptcies (i.e., HomePlace and various other retailers), leasing activity continues to be good. The Company believes that the credit quality of its major tenants, including Wal-Mart, Kohl’s, Target, Lowe’s, Home Depot, TJ Maxx, Bed, Bath & Beyond and Best Buy, represent stable retailers. This is further evidenced by the continued same store tenant sales growth of the Company’s portfolio, which has increased from $221 per square foot at December 31, 1996 to $246 per square foot at June 30, 2002. In addition, the Company believes that the quality of its shopping center portfolio is strong as evidenced by the high historical occupancy rates, which have ranged from 92% to 97%. Also, average base rental rates have increased from $5.48 to $10.40 since the Company began operating as a public company in 1993.

Legal Matters

         In September 2001, a U.S. District Court entered a judgment in the amount of $9.0 million, plus attorney fees, against the Company and three other defendants, in connection with a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company. The court awarded $4.0 million in punitive and $5.0 million in compensatory damages to the plaintiff. The other defendants include the former Chairman of the Board (who is also a significant shareholder and a director of the Company), a former executive of the Company and a real estate development partnership (the “Partnership”) owned by these two individuals. The punitive damages in the amount of $1.0 million against the former Chairman of the Board was overturned by the trial court judge in response to a post-trial motion. The claim alleged breach of contract and fraud during the lease negotiation process that took place prior to, and after, the Company’s acquisition of the property. The Partnership sold the property to the Company in 1994.

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

         In addition to the judgment discussed above, the Company and its subsidiaries are also subject to other legal proceedings. All such proceedings, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position, or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding joint venture debt and adjusted for $100 million of fixed rate debt which was swapped to a weighted average variable rate of approximately 4.13% at June 30, 2002 and $200 million of variable rate debt which was swapped to a weighted average fixed rate of approximately 6.96% at June 30, 2002 and 2001, is summarized as follows:

	June 30, 2002		June 30, 2001

		Weighted
	Weighted Average	Average Interest	Weighted Average	Weighted Average
	Maturity (years)	Rate	Maturity (years)	Interest Rate

Fixed Rate Debt	6.5	7.3%	6.6	7.4%

Variable Rate Debt	2.4	3.3%	1.5	5.6%

         The Company’s joint ventures’ fixed rate indebtedness, including $78.0 million of variable rate debt which was swapped to a weighted average fixed rate of approximately 6.58% at June 30, 2002, is summarized as follows (in millions):

	June 30, 2002		June 30, 2001

	Joint Venture	Company's	Joint Venture	Company's
	Debt	Proportionate Share	Debt	Proportionate Share

Fixed Rate Debt	$687.9	$258.9	$857.9	$294.5

Variable Rate Debt	$537.8	$140.5	$282.2	$64.9

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

         The interest rate risk on $200.0 million of consolidated floating rate debt at June 30, 2002 and 2001 and $78 million of joint venture floating rate debt at June 30, 2002, of which $12.6 million is the Company’s proportionate share, have all been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company’s three fixed rate interest rate swaps have a fair value which represents a liability of $4.2 million and $7.7 million at June 30, 2002 and December 31, 2001, respectively, carry a notional amount of $50 million, $50 million and $100 million and convert variable rate debt to a fixed rate of 7.47%, 7.4725% and 6.24%, respectively. The Company also has two variable rate interest swaps with a fair value that represents an asset of $2.6 million at June 30, 2002, carry a notional amount of $60 million and $40 million and convert fixed rate debt to a variable rate of 3.9% and 4.5%, respectively. The Company’s joint venture interest rate swaps have a fair value which represents a liability of $2.6 million, of which $0.4 million is the Company’s proportionate share at June 30, 2002 and December 31, 2001, carry a notional amount of $38 million, $20 million and $20 million and convert variable rate debt to a fixed rate of 6.603%, 6.55% and 6.58%, respectively. The fair value of the Swaps is calculated based upon expected changes in future LIBOR rates.

         The fair value of the Company’s fixed rate debt i) including the $200 million which was swapped to a fixed rate at June 30, 2002 and 2001, ii) excluding the $100 million which was swapped to a variable rate at June 30, 2002 iii) including the Company’s proportionate share of the joint venture fixed rate debt iv) including the $12.6 million which was swapped to a fixed rate at June 30, 2002, and

v) an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows (in millions):

	June 30, 2002				June 30, 2001

				100
				Basis Point			100
				Decrease in Market			Basis Point
		Fair		Interest		Fair	Decrease in Market
	Carrying Value	Value		Rates	Carrying Value	Value	Interest Rates

Company’s Fixed rate debt	$916.2	$945.2	(1)	$988.7 (3)	$1,062.9	$1,066.8 (1)	$1,116.8 (3)

Company’s proportionate share of fixed rate debt	$258.9	$269.0	(2)	$281.4 (4)	$294.5	$299.9	$311.9

(1)	Includes the fair value of interest rate swaps which was a liability of $4.2 million at June 30, 2002 and 2001.

(2)	Includes the fair value of interest rate swaps which was a liability of $0.4 million at June 30, 2002.

(3)	Includes the fair value of interest rate swaps which was a liability of $4.9 million and $7.0 million at June 30, 2002 and 2001, respectively.

(4)	Includes the fair value of interest rate swaps which was a liability of $0.6 million at June 30, 2002.

         The sensitivity to changes in interest rate of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

         Further, a 100 basis point increase in short term market interest rates at June 30, 2002 and 2001 would result in an increase in interest expense for the six month periods of approximately $2.1 million and $1.7 million, respectively, for the Company and $0.7 million and $0.3 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the six month period does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

         The Company also has made advances to several partnerships in the form of notes receivable that accrue interest at rates ranging from LIBOR plus 1.10% to fixed rate loans of 12%. Maturity dates range from payment on demand to November 2005. The following table summarizes the aggregate notes receivable, the percentage at fixed rates with the remainder at variable rates, and the effect of a 100 basis point decrease in market interest rates. The estimated increase in interest income does not give effect to possible changes in the daily outstanding balance of the variable rate loan receivables.

	June 30,

	2002	2001

Total Notes Receivable	$38.3	$56.4

% Fixed Rate Loans	32.0%	23.7%

Fair Value of Fixed Rate Loans	$12.3	$13.4

Impact on Fair Value of 100 Basis Point Decrease in Market Interest Rates	$12.6	$13.8

         The Company and its joint ventures intend to continuously monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2002, the Company had no other material exposure to market risk.

New Accounting Standards

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

         In June 2002, the FASB issued SFAS No. 146 — “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement requires the recognition of a liability for costs associated with an exit or disposal activity to be recorded at fair value when incurred. The company’s commitment to a plan, by itself, does not create a present obligation that meets the definition of a liability. The new standard becomes effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

         None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2002, the Company held its Annual Meeting of Shareholders. The matters presented to the shareholders for a vote and the vote on such matters were as follows:

a.)	To approve the 2002 Developers Diversified Realty Corporation Equity-Based Award Plan.

For	Against	Abstain

47,951,633	10,787,980	367,425

b.)	To fix the number of directors at ten.

For	Against	Abstain

58,284,795	648,180	174,468

c.)	To elect ten directors, each to serve for a term of one year.

			Withheld
	For	Against	Authority

Scott A. Wolstein	57,145,178	40,001	1,962,222

Bert L. Wolstein	57,076,877	—	2,030,563

Daniel B. Hurwitz	57,508,079	—	1,599,361

Albert T. Adams	57,101,533	—	2,005,907

Dean S. Adler	42,581,652	—	16,525,788

Barry A. Sholem	57,187,752	—	1,919,688

David M. Jacobstein	57,483,410	—	1,624,030

Terrance R. Ahern	57,685,187	—	1,422,253

Robert H. Gidel	57,195,567	—	1,911,873

Victor B. McFarlane	57,636,678	—	1,470,762

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

4.1	Fourth Amended and Restated Credit Agreement Dated as of May 29, 2002 among the Company, as borrower, Banc One Capital Markets, Inc., as sole lead arranger/book runner and Bank One, NA, as administrative agent and other lenders named therein

10.1	Employment Agreement dated March 1, 2002 between the Company and James A. Schoff

10.2	2002 Developers Diversified Realty Corporation Equity-Based Award Plan

99.1	Certification of CEO pursuant to section 906 of the Sarbanes–Oxley Act of 2002

99.2	Certification of CFO pursuant to section 906 of the Sarbanes–Oxley Act of 2002

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

August 14, 2002	/s/ David M. Jacobstein

(Date)	David M. Jacobstein, President and Chief Operating Officer

August 14, 2002	/s/ William H. Schafer

(Date)	William H. Schafer, Senior Vice President and Chief

Financial Officer

(Principal Financial Officer and Principal

Accounting Officer)