Form 10-Q
period 2002-09-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2002-11-15
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(Former name, former address and former fiscal year, if changed since last report)

by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes      ✓        No

As of November 8, 2002, the registrant had 64,944,263 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001.

Condensed Consolidated Statements of Operations for the Three Month Periods ended September 30, 2002 and 2001.

Condensed Consolidated Statements of Operations for the Nine Month Periods ended September 30, 2002 and 2001.

Condensed Consolidated Statements of Cash Flows for the Nine Month Periods ending September 30, 2002 and 2001.

Notes to Condensed Consolidated Financial Statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30, 2002	December 31, 2001

Assets

Real estate rental property:

Land	$487,127	$419,261

Buildings	2,093,952	1,869,753

Fixtures and tenant improvements	73,094	60,115

Land under development	21,354	25,539

Construction in progress	122,325	118,997

	2,797,852	2,493,665

Less accumulated depreciation	(392,898)	(351,709)

Real estate, net	2,404,954	2,141,956

Cash and cash equivalents	9,227	19,069

Investments in and advances to joint ventures	253,366	255,565

Notes receivable	11,933	5,221

Real estate property held for sale	7,095	—

Other assets	88,546	75,396

	$2,775,121	$2,497,207

Liabilities and Shareholders’ Equity

Unsecured indebtedness:

Fixed rate senior notes	$307,400	$405,827

Variable rate senior notes	100,000	—

Variable rate term debt	22,120	22,120

Revolving credit facility	515,000	376,000

	944,520	803,947

Secured indebtedness:

Revolving credit facility	9,000	25,750

Mortgage and other secured indebtedness	546,866	478,604

	555,866	504,354

Total indebtedness	1,500,386	1,308,301

Accounts payable and accrued expenses	71,949	55,560

Dividends payable	24,736	22,072

Other liabilities	17,024	26,859

	1,614,095	1,412,792

Minority equity interest	22,758	23,034

Preferred operating partnership interests	207,111	207,111

Operating partnership minority interests	18,668	20,256

	1,862,632	1,663,193

Commitments and contingencies Shareholders’ equity:

Class A – 9.5% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 421,500 shares issued and outstanding at December 31, 2001	—	105,375

Class B – 9.44% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 177,500 shares issued and outstanding at December 31, 2001	—	44,375

Class C – 8.375% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at September 30, 2002 and December 31, 2001	100,000	100,000

Class D – 8.68% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 216,000 shares issued and outstanding at September 30, 2002 and December 31, 2001	54,000	54,000

Class F – 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at September 30, 2002	150,000	—

Common shares, without par value, $.10 stated value; 100,000,000 shares authorized; 71,559,773 and 66,093,105 shares issued at September 30, 2002 and December 2001, respectively	7,156	6,609

Paid-in-capital	849,053	753,228

Accumulated distributions in excess of net income	(152,437)	(130,436)

Accumulated other comprehensive loss	(2,821)	(8,174)

Less: Unearned compensation – restricted stock	(3,241)	(1,753)

Common stock in treasury at cost:

6,639,004 and 6,638,457 shares at September 30, 2002 and December 31, 2001, respectively	(89,221)	(89,210)

	912,489	834,014

	$2,775,121	$2,497,207

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDING SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2002	2001

Revenues from operations:

Minimum rents	$66,674	$58,901

Percentage and overage rents	812	528

Recoveries from tenants	18,580	14,899

Ancillary income	510	373

Other property related income	615	393

Management fee income	2,427	2,798

Development fee income	1,236	698

Interest income	1,496	1,226

Other	159	2,451

	92,509	82,267

Rental operation expenses:

Operating and maintenance	10,867	8,095

Real estate taxes	11,373	9,332

General and administrative	6,632	5,907

Interest	19,824	20,730

Impairment charge	—	2,895

Depreciation and amortization	18,617	16,662

	67,313	63,621

Income before equity in net income of joint ventures, gain on disposition of real estate and real estate investments, minority interests and discontinued operations	25,196	18,646

Equity in net income of joint ventures	4,781	4,076

Gain on disposition of real estate and real estate investments	159	3,015

Income before minority interests and discontinued operations	30,136	25,737

Minority interests:

Minority equity interests	(458)	(404)

Preferred operating partnership minority interests	(4,770)	(4,770)

Operating partnership minority interests	(342)	(372)

	(5,570)	(5,546)

Income from continuing operations	24,566	20,191

Discontinued operations:

Income from operations	143	161

Gain on sales of real estate	468	—

	611	161

Net income	$25,177	$20,352

Net income applicable to common shareholders	$18,687	$13,537

Per share data:

Basic earnings per share data:

Income from continuing operations	$0.28	$0.25

Income from discontinued operations	0.01	—

Net income applicable to common shareholders	$0.29	$0.25

Diluted earnings per share data:

Income from continuing operations	$0.27	$0.24

Income from discontinued operations	0.01	—

Net income applicable to common shareholders	$0.28	$0.24

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTH PERIODS ENDING SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2002	2001

Revenues from operations:

Minimum rents	$189,428	$165,191

Percentage and overage rents	2,285	2,208

Recoveries from tenants	51,152	43,739

Ancillary income	1,196	1,038

Other property related income	1,189	765

Management fee income	7,789	8,816

Development fee income	2,042	1,724

Interest income	4,056	4,724

Other	4,900	4,898

	264,037	233,103

Rental operation expenses:

Operating and maintenance	30,135	24,800

Real estate taxes	32,279	25,995

General and administrative	20,012	17,838

Interest	57,984	61,473

Impairment charge	—	2,895

Depreciation and amortization	57,215	44,647

	197,625	177,648

Income before equity in net income of joint ventures and minority equity investment, gain on disposition of real estate and real estate investments, minority interests and discontinued operations	66,412	55,455

Equity in net income of joint ventures	22,398	13,431

Equity in net income from minority equity investment	—	1,550

Gain on disposition of real estate and real estate investments	2,988	15,761

Income before minority interests and discontinued operations	91,798	86,197

Minority interests:

Minority equity interests	(1,355)	(530)

Preferred operating partnership minority interests	(14,311)	(14,311)

Operating partnership minority interests	(1,104)	(1,147)

	(16,770)	(15,988)

Income from continuing operations	75,028	70,209

Discontinued operations:

Income from operations	382	1,967

Loss on sales of real estate, net	(3,058)	—

	(2,676)	1,967

Net income	$72,352	$72,176

Net income applicable to common shareholders	$51,785	$51,729

Per share data:

Basic earnings per share data:

Income from continuing operations	$0.86	$0.90

(Loss) income from discontinued operations	(0.04)	0.04

Net income applicable to common shareholders	$0.82	$0.94

Diluted earnings per share data:

Income from continuing operations	$0.84	$0.89

(Loss) income from discontinued operations	(0.04)	0.04

Net income applicable to common shareholders	$0.80	$0.93

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDING SEPTEMBER 30,
(Dollars in thousands)
(Unaudited)

	2002	2001

Net cash flow provided by operating activities	$158,001	$135,918

Cash flow from investing activities:

Real estate developed or acquired	(266,952)	(75,336)

Proceeds from sale and refinancing of joint venture interests	20,548	—

Investments in and advances to joint ventures, net	(24,056)	(30,435)

(Issuance) repayment of notes receivable	(21,830)	2,565

Repayment of advances to affiliates	8,824	5,993

Proceeds from disposition of real estate and real estate investments	37,663	51,603

Net cash flow used for investing activities	(245,803)	(45,610)

Cash flow from financing activities:

Borrowings (repayment) from revolving credit facilities, net	122,250	(65,500)

Proceeds from construction loans and mortgages	80,507	220,020

Repayment of senior notes	(25,000)	(66,700)

Proceeds from issuance and exchange of medium term notes, net of underwriting commissions and $226 of offering expenses	17,094	—

Principal payments on rental property debt	(49,652)	(76,817)

Payment of deferred finance costs	(4,477)	(1,406)

Proceeds from the issuance of common shares, net of underwriting commissions and $119 of offering expenses	33,087	—

Proceeds from issuance of preferred shares, net of underwriting commissions and $540 of offering expenses	144,735	—

Redemption of preferred shares	(149,750)	—

Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	17,822	5,402

Purchase of treasury stock	(11)	(508)

Redemption of operating partnership units	(1,588)	—

Distributions to preferred and operating partnership minority interests	(15,471)	(15,781)

Dividends paid	(91,586)	(80,937)

Net cash flow provided by (used for) financing activities	77,960	(82,227)

(Decrease) increase in cash and cash equivalents	(9,842)	8,081

Cash and cash equivalents, beginning of period	19,069	4,243

Cash and cash equivalents, end of period	$9,227	$12,324

Supplemental disclosure of non-cash investing and financing activities:

For the nine months ended September 30, 2002, in conjunction with the acquisition of two shopping center properties, the Company issued approximately 2.5 million common shares in a registered offering at an aggregate value of approximately $49.2 million, assumed mortgage debt and other liabilities of approximately $1.8 million. In conjunction with the formation of a joint venture, the Company transferred property to the joint venture with a net book value of $24.3 million for partial consideration of a 10% equity interest. In addition, in conjunction with the acquisition of its partner’s 80% interest in a shopping center, the Company acquired property with a book value of $40.8 million. In conjunction with the acquisition of its partner’s 50% joint venture interest in a shopping center the Company acquired property with a net book value of $20.9 million and assumed mortgage debt and other liabilities of approximately $9.7 million. In conjunction with the acquisition of its partners’ 75.25% interests in two shopping centers, the Company acquired properties with a book value of $100.6 million and assumed mortgage debt and other liabilities of $29.6 million. These resulted in the elimination of the Company’s investment in such joint ventures. In conjunction with the acquisition of five shopping centers, the Company assumed liabilities of approximately $1.2 million. At September 30, 2002, included in accounts payable is approximately $24.7 million of dividends declared and $2.7 million relating to construction in progress. Included in other liabilities is approximately $2.8 million, which represents the fair value of the Company’s interest rate swaps.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDING SEPTEMBER 30,
(Dollars in thousands)
(Unaudited)

Included in other assets and debt is approximately $7.1 million, which represents the fair value of the Company’s reverse interest rate swaps. The foregoing transactions did not provide for or require the use of cash.

During the nine month period ended September 30, 2001, in conjunction with the merger of American Industrial Properties, the Company recorded real estate assets with a fair value of $285.7 million, other assets of $5.9 million, debt of $147.6 million and other liabilities of $14.5 million. The consolidation of the aforementioned asset and liabilities also resulted in the elimination of the Company’s minority equity investment of $129.5 million (Note 3). In addition, at September 30, 2001, included in accounts payable is $20.5 million of dividends declared. Included in other liabilities is approximately $8.0 million, which represents the aggregate fair value of the Company’s interest rate swaps. The foregoing transactions did not provide for or require the use of cash.

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

     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and Form 8-K dated April 11, 2002 (which financial statements reflect the impact of property sales as discontinued operations pursuant to the provisions of Statement of Financial Accounting Standard (“SFAS”) 144 – “Accounting for the Impairment or Disposal of Long – Lived Assets”) for the year ended December 31, 2001.

New Accounting Standards

     In April 2002, the FASB issued SFAS No. 145 – “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This SFAS also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending December 31, 2003. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

Comprehensive Income

     Comprehensive income for the three month periods ended September 30, 2002 and 2001 was $26,958,000 and $16,567,000, respectively. Comprehensive income for the nine month periods ended September 30, 2002 and 2001 was $77,705,000 and $64,172,000, respectively.

2. EQUITY INVESTMENTS IN JOINT VENTURES

     At September 30, 2002, the Company had an ownership interest in various joint ventures, which own forty-nine operating shopping center properties, four shopping center properties under development and asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation.

     Combined condensed financial information of the Company’s joint venture investments are as follows (in thousands):

	September 30,	December 31,
	2002	2001

Combined Balance Sheets:

Land	$343,216	$374,531

Buildings	1,166,103	1,272,394

Fixtures and tenant improvements	23,813	18,391

Construction in progress	215,083	111,660

	1,748,215	1,776,976

Less accumulated depreciation	(148,374)	(140,850)

Real estate, net	1,599,841	1,636,126

Receivables, net	67,802	51,764

Investment in joint ventures	14,182	21,949

Other assets	71,631	60,778

	$1,753,456	$1,770,617

Mortgage debt	$1,195,536	$1,168,686

Amounts payable to DDR	79,600	80,515

Other liabilities	43,634	46,236

	1,318,770	1,295,437

Accumulated equity	434,686	475,180

	$1,753,456	$1,770,617

Company’s proportionate share of accumulated equity	$137,612	$146,776

	Three Month Periods		Nine Month Periods
	Ending September 30,		Ending September 30,

	2002	2001	2002	2001

Combined Statements of Operations:

Revenues from operations	$63,380	$57,941	$188,853	$170,582

Rental operation expenses	21,499	19,489	64,624	53,846

Depreciation and amortization expense of real estate investments	8,673	9,259	26,194	24,888

Interest expense	18,718	18,482	56,321	55,630

	48,890	47,230	147,139	134,364

Income before gain (loss) on sale of real estate and real estate investments and discontinued operations	14,490	10,711	41,714	36,218

Gain (loss) on sale of real estate and real estate investments	2,420	—	13,697	(97)

Income from continuing operations	16,910	10,711	55,411	36,121

Discontinued operations:

(Loss) income from operations	(94)	776	1,509	2,176

Gain on sale of real estate, net of tax	—	—	15,596	—

Net income	$16,816	$11,487	$72,516	$38,297

Company’s proportionate share of net income*	$4,775	$4,154	$24,103	$14,256

*     For the three month periods ended September 30, 2002 and 2001, the difference between the $4.8 million and $4.2 million, respectively, of the Company’s proportionate share of net income reflected above, and $4.8 million and $4.1 million, respectively, of equity in net income of joint ventures reflected in the Company’s statement of operations is attributable to additional depreciation associated with basis differentials. For the nine month periods ended September 30, 2002 and 2001, the difference between the $24.1 million and $14.3 million, respectively, of the Company’s proportionate share of net income reflected above, and $22.4 million and $13.4 million, respectively, of equity in net income of joint ventures reflected in the Company’s statement of operations is attributable to additional depreciation associated with basis differentials and deferred gain on sale. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical cost of the net assets of the joint venture. Differences in income also occur when the Company acquires assets from joint ventures. The Company’s proportionate share of gains recorded at the joint venture level associated with assets acquired by the Company which approximated $0.9 million for the nine month period ended September 30, 2002 were eliminated by the Company when recording its share of the joint venture income.

     Included in management fee income for the nine month periods ended September 30, 2002 and 2001, is approximately $5.3 million and $5.2 million, respectively, of management fees earned by the Company for services rendered to the joint ventures. Also included in revenues for the nine month periods ended September 30, 2002 and 2001, is approximately $3.2 million and $2.5 million, respectively, of development fee income and commissions for services rendered to the joint ventures, net of amounts eliminated related to the Company’s proportionate ownership share, and interest income from notes receivable.

     In July 2002, the Company purchased its joint venture partners’ 75.25% interest in two shopping center properties; a 570,000 square foot shopping center located in Plainville, Connecticut for approximately $44.3 million and a 750,000 square foot shopping center located in San Antonio, Texas for approximately $32.0 million.

     In June 2002, the Company acquired its partner’s 50% joint venture interest in a 230,000 square foot shopping center located in North Canton, Ohio for approximately $11.4 million.

     In June 2002, the Company, Coventry Real Estate Partners Ltd. (an affiliate of the Company), and certain joint ventures sold a recently developed 170,000 square foot shopping center located in Salem, New Hampshire and the Company recognized its proportionate share of the gain of approximately $1.1 million. In addition, a recently developed 286,000 square foot shopping center located in Hagerstown, Maryland, of which the Company owned 24.75% through the retail value investment program, was sold and the Company recognized its proportionate share of the gain of approximately $1.7 million. Also, a recently redeveloped former Best Products location in Eatontown, New Jersey aggregating 68,000 square feet was sold and the Company recognized its proportionate share of the gain of approximately $1.8 million. These properties are included in Joint Venture discontinued operations.

     In March 2002, the Company formed a joint venture with a fund organized and advised by DRA Advisors, Inc., whereby the Company contributed a wholly-owned newly developed shopping center property in Kildeer, Illinois initially valued at approximately $28 million and, in exchange, received a 10% equity ownership interest in the joint venture and cash proceeds of approximately $25.2 million. In conjunction with this transaction, the Company recognized a gain of approximately $2.3 million associated with the sale of the 90% interest in the property to the DRA Advisors, Inc. fund. The Company continues to manage and operate the shopping center and receives fees for such services.

     In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $236 million. The Company has a 25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate disposition of the real estate interests held by the bankrupt estate. At September 30, 2002, the portfolio consists of approximately 117 Service Merchandise retail sites totaling approximately 6.7 million square feet. The transaction was approved by the U.S. Bankruptcy Court in Nashville, Tennessee and subsequently the designation rights were transferred to the joint venture. During the second and third quarters of 2002, the joint venture sold 42 sites and received gross proceeds of approximately $85.4 million. The Company recognized its proportionate share of the income, net of tax, of approximately $1.7 million relating to the operations of this entity. As of September 30, 2002, the Company has an investment of approximately $19.0 million in this joint venture.

     In February 2002, the Company acquired its partner’s 80% interest in a 380,000 shopping center located in Independence, Missouri owned by the Community Center Joint Venture for approximately $33.4 million. Additionally, the Community Center Joint Venture sold a 408,000 square foot shopping center located in Durham, North Carolina for $50.1 million recognizing a gain of $10.6 million, of which the Company’s proportionate share is approximately $2.1 million, and refinanced eight properties under mortgages totaling $360.8 million with a current weighted average interest rate of approximately 5.5%.

3. MINORITY EQUITY INVESTMENT

     On May 14, 2001, the Company completed its merger with American Industrial Properties (“AIP”). The merger of a wholly owned subsidiary of DDR (DDR Transitory Sub, Inc.) into AIP provided DDR with complete ownership of all of AIP’s 39 remaining properties after the sale of certain assets to Lend Lease. This portfolio was comprised of 31 industrial properties, six office properties, two retail properties and 23.7 acres of undeveloped land. DDR intends to implement an orderly strategic disposition of the industrial and office assets. From the date of the merger, the AIP assets, liabilities and operating results are consolidated in the Company’s financial statements. Prior to the merger and since 1999, the Company owned a 46% common stock interest, which was accounted for under the equity method of accounting. The Company’s effective purchase of the remaining interest in AIP through the redemption of all other shareholders was accounted for as a step acquisition.

     The summarized results of operations for the period January 1, 2001 to May 14, 2001, as reflected on the accounts of AIP, were as follows (in thousands):

For the period
January 1, 2001
to May 14, 2001

Statement of Operations:

Revenues from operations	$34,029

Rental operation expenses	12,057

Restructuring costs	4,920

Depreciation and amortization expense	3,437

Interest expense	7,480

27,894

Income from operations	6,135

Minority interests	(281)

Loss on disposition of real estate	(2,130)

Net income	$3,724

     For the period from January 1, 2001 through May 14, 2001, the Company recorded equity in net income from minority equity investment of $1.6 million. The difference between the Company’s share in net income (loss) as reported in the financial statements of AIP and that reflected on the Company’s accounts is attributable to adjustments relating to depreciation and amortization and gain on disposition of real estate associated with basis adjustments.

4. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

     For the nine month period ended September 30, 2002, the Company acquired seven shopping centers, acquired its partner’s 80% interest in a shopping center, acquired its partner’s 50% interest in another shopping center and acquired its partners’ 75.25% interest in two shopping centers. These eleven shopping centers aggregate approximately 2.7 million square feet of Company owned gross leasable square feet at an initial aggregate investment of approximately $270 million.

     The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 2002 as if the acquisition of the eleven properties or partnership interests acquired in 2002, the common share offerings completed in February 2002 and the preferred share offering completed in March 2002, had occurred on January 1, 2002. The following unaudited supplemental pro forma operating data is presented for the nine months ended September 30, 2001 as if the acquisition of the eleven properties or partnership interests acquired in 2002, the common share offerings completed in December 2001 and February 2002 and the preferred share offering completed in March 2002, had occurred on January 1, 2001.

	Nine Month Period Ending September 30,

	(in thousands, except per share)
	2002	2001

Pro forma revenues	$282,211	$262,048

Pro forma income from continuing operations	$79,987	$81,418

Pro forma (loss) income from discontinued operations	$(2,676)	$1,967

Pro forma net income applicable to common shareholders	$57,840	$64,238

Per share data:

Basic earnings per share data:

Income from continuing operations	$0.92	$0.99

(Loss) income from discontinued operations	(0.04)	0.04

Net income applicable to common shareholders	$0.88	$1.03

Diluted earnings per share data:

Income from continuing operations	$0.91	$0.98

(Loss) income from discontinued operations	(0.04)	0.04

Net income applicable to common shareholders	$0.87	$1.02

5. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS

     The following table summarizes the changes in shareholders’ equity since December 31, 2001 (in thousands):

	Preferred
	Shares ($250	Common		Accumulated	Accumulated	Unearned
	Liquidation	Shares		Distributions	Other	Compensation	Treasury
	Comprehensive	($.10 Stated	Paid-in	in Excess of	Compensation	Restricted	Stock
	Value)	Value)	Capital	Net Income	Loss	Stock	at Cost	Total

Balance December 31, 2001	$303,750	$6,609	$753,228	$(130,436)	$(8,174)	$(1,753)	$(89,210)	$834,014

Net income				72,352				72,352
Change in fair value of interest rate swaps					5,353			5,353

Dividends declared - common shares				(73,768)				(73,768)

Dividends declared - preferred shares				(20,585)				(20,585)

Vesting of restricted stock						426		426

Issuance of restricted stock		12	2,380			(1,914)		478

Purchases of common shares							(11)	(11)

Redemption of preferred shares	(149,750)							(149,750)

Issuance of Class F preferred shares for cash – underwritten offering	150,000		(5,265)					144,735

Issuance of common shares for cash – underwritten offering		175	32,912					33,087

Issuance of common shares in exchange for real estate property		251	48,989					49,240

Issuance of common shares related to exercise of stock options and dividend reinvestment plan		109	16,809					16,918

Balance September 30, 2002	$304,000	$7,156	$849,053	$(152,437)	$(2,821)	$(3,241)	$(89,221)	$912,489

     Common share dividends declared, per share, were $0.38 and $0.37 for the three month periods ended September 30, 2002 and 2001, respectively. Common share dividends declared, per share, were $1.14 and $1.11 for the nine month periods ended September 30, 2002 and 2001, respectively.

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

6. NOTES RECEIVABLE

     Included in notes receivable are $7.3 million of tax incremental financing bonds purchased by the Company in March 2002 from the Town of Plainville, Connecticut (the “Town”). The net proceeds of the bonds were utilized by the Town to fund a portion of the construction costs of Connecticut Commons, a shopping center owned in part by the Company through its interest in the Retail Value Investment Program. In an unrelated transaction, the Company acquired its partners’ ownership interests in this shopping center in July 2002 (Note 2). The bonds bear interest at 7.125% and mature in April 2021. Interest and principal are payable solely from the incremental real estate taxes paid by the shopping center pursuant to the terms of the financing agreement.

7. OTHER ASSETS

     Other assets consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Accounts receivable, net (1)	$56,951	$51,694

Deferred charges, net	8,756	6,042

Fair value hedge	7,137	—

Prepaids, deposits and other assets	15,702	17,660

	$88,546	$75,396

(1)	Includes straight line rent receivables, net, of $19.1 million and $16.3 million at September 30, 2002 and December 31, 2001, respectively.

8. REVOLVING CREDIT FACILITIES

     In May 2002, the Company amended its primary unsecured revolving credit facility with a syndicate of financial institutions, for which Bank One, NA serves as the administrative agent (the “Unsecured Credit Facility”). This facility was increased to provide for available borrowing capacity of $650 million and the maturity date was extended to May 2005. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.0%), depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. At September 30, 2002, $515.0 million was outstanding under this facility with a weighted average interest rate, excluding the effects of any interest rate swaps, of 2.8%.

     The Company also amended two secured revolving credit facilities with National City Bank of $30 million and $25 million, respectively. The $30 million credit facility is secured by certain partnership investments and the $25 million credit facility is a development construction facility secured by the applicable development project(s). The Company maintains the right to reduce the $30 million facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. The $30 million facility’s maturity date was extended to June 2005 and the $25 million facility’s maturity date was extended to June 2004. Borrowings under these facilities bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.0% in relation to the $30 million facility and 1.5% in relation to the $25 million facility) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At September 30, 2002, $21.4 million was outstanding under these facilities with a weighted average interest rate of 3.1%.

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

Risk Management

     The Company purchases interest rate swaps designated as cash flow hedges to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company purchases interest rate swaps designated as fair value hedges to minimize significant unplanned fluctuations in the fair value of its fixed rate debt that are caused by interest rate volatility. The Company generally does not utilize these arrangements for trading or speculative purposes. The principal risk to the Company through its interest rate hedging strategy is the potential inability of the financial institutions from which the interest rate swaps were purchased, to meet all of their payment obligations. To mitigate this exposure, the Company purchases its interest rate swaps from major financial institutions.

Cash Flow Hedges

     As of September 30, 2002, the aggregate fair value of the Company’s interest rate swaps was a liability of $2.3 million, which is included in other liabilities in the consolidated balance sheet. For the nine month periods ended September 30, 2002 and 2001, the amount of hedge ineffectiveness was not material.

     All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reflect as a charge to earnings $2.3 million of the amount recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Fair Value Hedges

     As of September 30, 2002, the aggregate fair value of the Company’s interest rate swaps was an asset of $7.1 million, which is included in other assets in the consolidated balance sheet. For the nine months ended September 30, 2002, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated statements of operations. The fair value of these interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Joint Venture Derivative Instruments

     In 2001, the Company’s joint ventures entered into three interest rate swap agreements aggregating $78 million, converting a portion of the variable rate mortgage debt to a weighted average fixed rate of approximately 6.58%. In February 2002, the Company’s joint ventures entered into an interest rate cap agreement, which matures in March 2004 and has a notional amount of $175 million, and a strike price of 4.0%. The aggregate fair value of these instruments at September 30, 2002 was a liability of $2.9 million, of which the Company’s proportionate share was $0.5 million.

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

	Three Month Periods		Nine Month Periods
	Ending September 30,		Ending September 30,

	(in thousands, except per share amounts)
	2002	2001	2002	2001

Income from continuing operations	$24,566	$20,191	$75,028	$70,209

Less: Preferred stock dividend	(6,490)	(6,815)	(20,567)	(20,447)

Diluted – Income from continuing operations and applicable common shareholders	$18,076	$13,376	$54,461	$49,762

Number of Shares:

Basic – average shares outstanding	64,712	55,131	63,395	54,960

Effect of dilutive securities:

Operating partnership minority interests	2	—	—	—

Stock options	994	835	973	516

Restricted stock	53	43	83	51

Diluted – average shares outstanding	65,761	56,009	64,451	55,527

Per share data:

Basic earnings per share data:

Income from continuing operations	$0.28	$0.25	$0.86	$0.90

Income (loss) from discontinued operations	0.01	—	(0.04)	0.04

Net income applicable to common Shareholders	$0.29	$0.25	$0.82	$0.94

Diluted earnings per share data:

Income from continuing operations	$0.27	$0.24	$0.84	$0.89

Income (loss) from discontinued operations	0.01	—	(0.04)	0.04

Net income applicable to common shareholders	$0.28	$0.24	$0.80	$0.93

12. DISCONTINUED OPERATIONS

     The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS, assuming no significant continuing involvement, the sale of a retail or industrial operating property is now considered a discontinued operation. In addition, properties classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale. Accordingly, the results of operations of properties disposed of or classified as held for sale after January 1, 2002, for which the Company has no significant continuing involvement are reflected as discontinued operations. Properties classified in this manner for 2002 were reclassified as such in the three and nine month periods ended September 30, 2001 Statement of Operations. Interest expense, which is specifically identifiable to the property, is used in the computation of interest expense attributable to discontinued operations. Consolidated interest at the corporate level is allocated to discontinued operations pursuant to the methods prescribed under EITF 87-24.

     Included in discontinued operations as of September 30, 2002 and for the three and nine month periods then ended, are five properties, two of which were sold in April 2002, one of which was sold in August 2002, one of which was sold in September 2002, and one of which is considered held for sale. The four properties sold in 2002 included; 41,000 square foot shopping center located in Huntsville, Alabama; a 74,000 square foot shopping center in Cape Coral, Florida; a 19,000 square foot shopping center in Ocala, Florida; and a 9,000 square foot shopping center in St. Louis, Missouri (American Plaza). The fifth property is a 180,000 square foot shopping center in Orlando, Florida which is expected to sell in 2002 (Note 15). These properties had been previously included in the shopping center segment. The operations of these properties have been reflected on a comparative basis for the three and nine month periods ended September 30, 2001.

     The assets relating to assets held for sale and operating results relating to assets sold and held for sale are as follows (in thousands):

September 30, 2002

Land	$4,792

Building	6,944

Other real estate assets	793

12,529

Less accumulated depreciation	(5,434)

Real estate, net	$7,095

	Three month periods ending		Nine month periods ending
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$403	$734	$1,543	$3,595

Expenses:

Operating	195	235	596	623

Depreciation	9	207	370	611

Interest	56	131	195	394

	260	573	1,161	1,628

	143	161	382	1,967

Impairment charge and gain on sales of real estate, net	468	—	(3,058)	—

Income (loss) from discontinued operations	$611	$161	$(2,676)	$1,967

13. SEGMENT INFORMATION

     As a result of the acquisition of AIP’s business centers in connection with the AIP merger on May 14, 2001 (Note 3), the Company has two reportable business segments, shopping centers and business centers, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company operated within one segment for periods prior to this merger. Each shopping center and business center is considered a separate operating segment. However, each segment on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments.

     The shopping center segment consists of 192 shopping centers, including 49 owned through joint ventures, in 38 states aggregating approximately 37.4 million square feet of Company-owned GLA. These shopping centers range in size from approximately 15,000 square feet to 750,000 square feet of Company-owned GLA. The business center segment consists of 38 business centers in 11 states aggregating approximately 4.5 million square feet of Company-owned GLA. These business centers range in size from approximately 20,000 square feet to 330,000 square feet of Company-owned GLA.

     The table below presents information about the Company’s reportable segments for the three and nine month periods ended September 30, 2002 and 2001.

	Three Months ended September 30, 2002
	(in thousands)

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$9,587	$82,922		$92,509

Operating expenses	(2,932)	(19,308)		(22,240)

	6,655	63,614		70,269

Unallocated expenses (A)			(45,073)	(45,073)

Equity in net income of joint ventures			4,781	4,781

Minority interests			(5,570)	(5,570)

Gain on sale of real estate and real estate investments			159	159

Income from continuing operations				$24,566

	Three Months ended September 30, 2001
	(in thousands)

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues (B)	$10,363	$71,904		$82,267

Operating expenses (B)	(3,053)	(14,374)		(17,427)

	7,310	57,530		64,840

Unallocated expenses (A)			(46,194)	(46,194)

Equity in net income of joint ventures and minority investment			4,076	4,076

Minority interests			(5,546)	(5,546)

Gain on sale of real estate and real estate investments			3,015	3,015

Income from continuing operations				$20,191

	Nine Months ended September 30, 2002
	(in thousands)

	Business Centers	Shopping Centers	Other	Total

Total revenues	$28,356	$235,681		$264,037

Operating expenses	(8,606)	(53,808)		(62,414)

	19,750	181,873		201,623

Unallocated expenses (A)			(135,211)	(135,211)

Equity in net income of joint ventures			22,398	22,398

Minority interests			(16,770)	(16,770)

Gain on sale of real estate and real estate investments			2,988	2,988

Income from continuing operations				$75,028

Total real estate assets	$277,096	$2,520,756		$2,797,852

	Nine Months ended September 30, 2001
	(in thousands)

	Business Centers	Shopping Centers	Other	Total

Total revenues (B)	$15,228	$217,875		$233,103

Operating expenses (B)	(4,274)	(46,521)		(50,795)

	10,954	171,354		182,308

Unallocated expenses (A)			(126,853)	(126,853)

Equity in net income of joint ventures and minority investment			14,981	14,981

Minority interests			(15,988)	(15,988)

Gain on sale of real estate and real estate investments			15,761	15,761

Income from continuing operations				$70,209

Total real estate assets	$277,299	$2,203,295		$2,480,594

(A)	Unallocated expenses consist of general and administrative, interest, impairment charge and depreciation and amortization as listed in the condensed consolidated statement of operations.

(B)	Reflects operating activity for the 39 AIP properties for the period May 15, 2001 through December 31, 2001.

14. CONTINGENCIES

     In September 2001, a U.S. District Court entered a judgment in the amount of $9.0 million, plus attorneys’ fees, against the Company and three other defendants, in connection with a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company. The court awarded $4.0 million in punitive and $5.0 million in compensatory damages to the plaintiff. The other defendants include the former Chairman of the Board (who is also a significant shareholder and a director of the Company), a former executive of the Company and a real estate development partnership (the “Partnership”) owned by these two individuals. The plaintiff’s claim alleged breach of contract and fraud during the lease negotiation process that took place before and after the Company acquired the property. The

Partnership sold the property to the Company in 1994. In connection with the pending appeal the Company agreed to deposit an $8.0 million letter of credit with the court in the fourth quarter of 2002, in lieu of a bond, to eliminate the possibility of attachment of assets.

     A portion of the punitive damages award in the amount of $1.0 million against the former Chairman of the Board was overturned by the trial court judge in response to a post-trial motion. The Company’s initial post-trial motion to overturn the verdict was denied, and the Company has since appealed the verdict. Management believes that it is probable the verdict will ultimately be reversed, in whole or in substantial part and, accordingly, no provision has been recorded in the accompanying financial statements. Although there can be no assurances of the ultimate outcome, management does not believe that an adverse final determination, if any, will be material in relation to the Company’s cash flows, liquidity or financial condition. However, any amounts awarded to the plaintiff upon final resolution of this matter, could adversely affect the Company’s results of operations or financial position in the period they are recorded. Further, a determination has not been made as to the appropriate allocation of the contingent loss, if any, between the defendants.

     In addition to the judgment discussed above, the Company and its subsidiaries are also subject to other legal proceedings. All such proceedings, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

     15.     IMPAIRMENT CHARGE

     During the second quarter of 2002, the Company received an unsolicited offer and entered into a contract to sell a wholly owned shopping center located in Orlando, Florida and recorded a related impairment charge of approximately $4.7 million which is included in income (loss) from discontinued operations. This property is classified as held for sale at September 30, 2002. The sale is expected to close in the fourth quarter of 2002.

     During the second quarter of 2001, one of the Company’s retail tenants announced it was liquidating its inventory and closing its remaining stores. In assessing recoverability of its recorded assets associated with this tenant, the Company had initially estimated, based upon its prior experience with similar liquidations, the proceeds relating to the Company’s claims in liquidation would be sufficient to recover the aggregate recorded assets for this tenant. In the third quarter of 2001, the tenant completed its sale of inventory and auction of its real estate. The Company believes that based on (i) a lack of significant proceeds received by the tenant on its auction of real estate and the other assets, and (ii) a lack of positive information disseminated from the tenant suggested a reduced probability of recovery of certain recorded amounts, a provision of $2.9 million was appropriate. This charge was reflected as an impairment charge within the consolidated statement of operations.

16. TRANSACTIONS WITH RELATED PARTIES

     As discussed in Note 2, the Company entered into a joint venture with Lubert-Adler Funds, which is owned in part by a Director of the Company, and Klaff Realty, LP.

     In September 1999, the Company transferred its interest in a shopping center under development in Coon Rapids, Minnesota, a suburb of Minneapolis, to a joint venture in which the Company retained a 25% economic interest. The remaining 75% economic interest is held by private equity funds (“Funds”), controlled by Dean S. Adler, a director of the Company. Mr. Adler holds a 0.5% economic interest in the Funds. The Company has a management agreement and performs certain administrative functions for the joint venture pursuant to which the Company earned management, leasing and development fees of $1.3 million for the nine months ended September 30, 2002. In addition, the Company recognized a gain of approximately $1.1 million in 2001 related to the sale of real estate to the joint venture for that portion not owned by the Company, determined by utilizing the percentage of completion method. The remaining gain on sale of $0.4 million is attributable to third party interest, of which $0.2 million has been recognized through September 30, 2002.

17. SUBSEQUENT EVENTS

JDN Realty Corporation

     On October 4, 2002, the Company and JDN Realty Corporation (“JDN”) entered into a definitive merger agreement pursuant to which JDN shareholders will receive 0.518 of a DDR common share in exchange for each share of JDN common stock. In addition, holders of JDN preferred stock will receive one share of the Company’s newly created voting preferred stock in exchange for a share of JDN preferred stock held. The transaction values JDN at approximately $1.1 billion, which includes approximately $594 million of assumed debt at the carrying amount and $50 million of preferred stock.

     Following the merger, the Company will own or manage approximately 400 retail properties in 44 states comprising approximately 75 million square feet, which includes approximately 15 million square feet of total GLA attributable to JDN. In addition, the Company will acquire 21 properties comprising approximately 7 million square feet of total GLA currently under development by JDN as well as a development pipeline of 17 properties representing 3 million square feet of total GLA. Upon completion of the transaction, expected in the first quarter of 2003, the Company will have a total market capitalization of over $5.0 billion (including its pro rata portion of unconsolidated debt).

     On October 7, 2002, a JDN shareholder filed a purported class action and derivative suit in the Superior Court of Fulton County, Atlanta, Georgia, against JDN, JDN’s board of directors and the Company alleging claims of breach of fiduciary duty, waste, abuse of control and unjust enrichment. The complaint seeks declaratory relief, an order enjoining consummation of the merger and an accounting for unspecified damages.

     On October 10, 2002, a JDN shareholder filed a purported class action suit in the Circuit Court for Baltimore, Maryland against JDN and JDN’s board of directors alleging a claim of breach of fiduciary duty. The complaint seeks declaratory relief, an order enjoining consummation of the merger and unspecified damages.

     Although the Company believes that these suits are without merit and intend to defend themselves vigorously, there can be no assurance that the pending litigation will not interfere with the consummation of the merger.

Other

     In October 2002, the Company sold a 47,000 square foot shopping center in Columbia, South Carolina for approximately $5.3 million and a 63,000 square foot shopping center in Jacksonville, North Carolina for approximately $6.0 million. Additionally, the Company’s Community Center Joint Venture, in which the Company has a 20% interest, sold a 390,000 square foot shopping center in Denver, Colorado for approximately $43 million.

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

     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, particularly certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may not be able to consummate its merger with JDN Realty Corporation as it is subject to certain conditions. These conditions include, but are not exclusive to the following: JDN will need to enter into a closing agreement with the Internal Revenue Service in accordance with the merger agreement. Additionally, the merger is subject to shareholder approval;

•	As a result of the Kmart bankruptcy, the Company’s income and funds available for distributions could be negatively affected. In addition, the Company cannot be certain that any properties subject to the Kmart leases, which may be terminated in the bankruptcy, will be re-leased or re-leased on economically advantageous terms. In addition, certain tenants may have rights to convert to percentage rent until such space is re-leased and/or have rights to terminate their leases if such space is not re-leased within a specified period of time;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than those of the Company, and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet, and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to potential environmental liabilities;

•	The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations; and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.

Results of Operations

Revenues from Operations

     Total revenues increased $10.2 million, or 12.4%, to $92.5 million for the three month period ended September 30, 2002 from $82.3 million for the same period in 2001. Total revenues increased $30.9 million, or 13.3% to $264.0 million for the nine month period ended September 30, 2002 from $233.1 million for the same period in 2001. Base and percentage rental revenues for the three month period ended September 30, 2002 increased $8.1 million, or 13.6%, to $67.5 million as compared to $59.4 million for the same period in 2001. Base and percentage rental revenues increased $24.3 million, or 14.5%, to $191.7 million for the nine month period ended September 30, 2002 from $167.4 million for the same period in 2001. Aggregate base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties, (shopping center properties owned as of January 1, 2001 excluding those under redevelopment and classified as discontinued operations) increased approximately $1.4 million, or 1.1%, for the nine month period ended September 30, 2002 as compared to the same period in 2001. The eleven shopping centers acquired by the Company in 2002 contributed $12.0 million of additional base rental revenue, the three newly developed shopping centers and shopping centers under redevelopment contributed $1.1 million and the merger of the American Industrial Properties (“AIP”)

contributed $12.4 million. These increases were offset by a $2.1 million decrease from the sale/transfer of eight properties in 2002 and 2001 and a $0.5 million reduction primarily related to straight line rent.

     At September 30, 2002 the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 92.4% as compared to 93.8% at September 30, 2001. The average annualized base rent per leased square foot was $9.09 as compared to $8.30 at September 30, 2001. At September 30, 2002, same store sales, for those tenants required to report sales (approximately 12.9 million square feet), was $234 per square foot, compared to $236 per square foot in 2001. At September 30, 2002, the aggregate occupancy rate of the Company’s joint venture shopping centers was 93.5% as compared to 93.4% at September 30, 2001. The average annualized base rent per leased square foot was $13.36 at September 30, 2002, as compared to $12.53 at September 30, 2001. At September 30, 2002, same store sales, for those tenants required to report such information (approximately 5.2 million square feet), was $264 per square foot, compared to $269 per square foot in 2001. The slight decrease in joint venture same store sales per square foot is primarily due to effects of the economy.

     Recoveries from tenants for the three month period ended September 30, 2002 increased $3.7 million, or 24.7%, to $18.6 million as compared to $14.9 million for the same period in 2001. Recoveries from tenants increased $7.4 million or 16.9%, to $51.1 million for the nine month period ended September 30, 2002 from $43.7 million for the same period in 2001. This increase was primarily related to the Company’s merger with AIP, which contributed $3.2 million, and the Company’s acquisition of eleven properties, which contributed $3.5 million. Recoveries were approximately 82.0% and 86.1% of operating expenses and real estate taxes for the nine month periods ended September 30, 2002 and 2001, respectively. The slight decrease is primarily attributed to the consolidation of the industrial and office properties of AIP, which historically have a lower recovery percentage and slightly lower occupancy levels.

     Ancillary and other property related income for the three month period ended September 30, 2002 increased $0.4 million, or 46.9%, to $1.1 million as compared to $0.7 million for the same period in 2001. Ancillary and other property related income increased $0.6 million, or 32.2%, to $2.4 million for the nine month period ended September 30, 2002 from $1.8 million for the same period in 2001. This increase was primarily due to the Company pursuing additional ancillary income opportunities. It is anticipated that growth in ancillary revenues, such as advertising and temporary tenants, will continue as additional opportunities are pursued.

     Management fee income for the three month period ended September 30, 2002 decreased $0.4 million, or 13.2%, to $2.4 million as compared to $2.8 million for the same period in 2001. Management fee income decreased $1.0 million, or 11.7%, to $7.8 million for the nine month period ended September 30, 2002 from $8.8 million for the same period in 2001. This decrease was primarily associated with the Company assuming property management responsibilities for all of the real estate assets of Burnham Pacific Properties (“Burnham”) in the fourth quarter of 2000 in connection with Burnham’s planned liquidation and the subsequent disposition of the majority of these assets during 2001. The Company recorded management fee income from Burnham of $0.5 million for the three months ended September 30, 2001 and $0.3 million and $1.9 million for the nine months ended September 30, 2002 and 2001, respectively. As of June 30, 2002, the remaining Burnham assets were transferred into a liquidating trust and, as a result, the Company is no longer providing property management services. The Company, however, will assume property management responsibilities in October 2002 relating to a recently formed joint venture, which acquired the designation rights to real estate assets owned and controlled by Service Merchandise.

     Development fee income for the three month period ended September 30, 2002 increased $0.5 million or 77.2%, to $1.2 million as compared to $0.7 million for the same period in 2001. Development fee income increased $0.3 million, or 18.5%, to $2.0 million for the nine month period ended September 30, 2002 from $1.7 million for the same period in 2001. This increase is primarily attributable to a joint venture development project in Coon Rapids, MN. The Company is currently involved with joint venture development projects in Long Beach, California; Coon Rapids, Minnesota and Littleton, Colorado. The Company is also involved in the redevelopment of real estate assets owned and controlled by Service Merchandise. The Company will continue to pursue additional development joint ventures as opportunities present themselves.

     Interest income for the three month period ended September 30, 2002 increased $0.3 million or 22.1%, to $1.5 million as compared to $1.2 million for the same period in 2001. Interest income decreased $0.7 million, or 14.1%, to $4.0 million for the nine month period ended September 30, 2002 from $4.7 million for the same period in 2001. This decrease was primarily associated with the repayment of advances by certain joint ventures, which resulted in a corresponding reduction in interest income.

     Other income for the three month period ended September 30, 2002 decreased $2.3 million, or 93.5%, to $0.2 million as compared to $2.5 million for the same period in 2001. Other income was $4.9 million for the nine month periods ended September 30, 2002 and 2001. The decrease for the three month period primarily represents a decrease in lease termination income of $2.1 million and a charge of $0.2 million relating to the write-off of abandoned development projects. Other income for the nine months ended 2002 is primarily due to the sale of development rights to the Wilshire project in Los Angeles, California, which contributed approximately $2.3 million. This fee is offset by a decrease in lease termination revenue of $1.2 million and a charge of $0.5 million relating to the write-off of abandoned development projects.

Expenses from Operations

     Rental operating and maintenance expenses for the three month period ended September 30, 2002 increased $2.8 million, or 34.2%, to $10.9 million as compared to $8.1 million for the same period in 2001. Rental operating and maintenance expenses increased $5.3 million, or 21.5%, to $30.1 million for the nine month period ended September 30, 2002 from $24.8 million for the same period in 2001. An increase of $3.1 million is attributable to the merger of the AIP properties and $2.5 million related to the 14 shopping centers acquired and developed in 2002 and 2001. This increase was offset by a decrease of $0.3 million related to the sale/transfer of eight properties in 2001 and 2002. The Company also recorded an increase in provisions for bad debt expense of approximately $0.7 million as compared to 2001.

     Real estate taxes for the three month period ended September 30, 2002 increased $2.0 million, or 21.9%, to $11.3 million as compared to $9.3 million for the same period in 2001. Real estate taxes increased $6.3 million, or 24.2%, to $32.3 million for the nine month period ended September 30, 2002 from $26.0 million for the same period in 2001. Increases of $3.3 million related to the 14 shopping centers acquired and developed in 2002 and 2001, $2.0 million related to the merger of the AIP properties and $1.2 million is primarily associated with the Core Portfolio Properties. These increases were offset by a decrease of $0.2 million relating to the sale/transfer of eight properties in 2001 and 2002.

     General and administrative expenses increased $0.7 million, or 12.3%, to $6.6 million for the three month period ended September 30, 2002 as compared to $5.9 million in 2001. General and administrative expenses increased $2.2 million, or 12.2%, to $20.0 million for the nine month period ended September 30, 2002 from $17.8 million for the same period in 2001. Total general and administrative expenses were approximately 4.4% and 4.3%, respectively, of total revenues, including total revenues of joint ventures, for the nine month periods ended September, 2002 and 2001.

     The increase in general and administrative expenses is primarily attributable to the growth of the Company’s recent acquisitions, expansions and developments, the merger of AIP and the opening of a West Coast office in conjunction with the Company’s increased ownership of assets on the West Coast. The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain construction administration costs of $3.5 million and $2.5 million for the nine month period ended September 30, 2002 and 2001, respectively.

     An impairment charge aggregating $2.9 million was recorded for the three and nine month periods ended September 30, 2001. During the second quarter of 2001, one of the Company’s retail tenants announced it was liquidating its inventory and closing its remaining stores. In assessing recoverability of its recorded assets associated with this tenant, the Company had initially estimated, based upon its prior experience with similar liquidations, that proceeds relating to the Company’s claims in liquidation would be sufficient to recover the aggregate recorded assets for this tenant. However, in the third quarter of 2001, the tenant completed its sale of inventory and auction of its real estate. The Company has not yet been informed of the tenant’s formal plan of liquidation. However, the Company believes that based on (i) a lack of significant proceeds received by the tenant on its auction of real estate and the other assets, and (ii) a lack of positive information disseminated from the tenant suggested a reduced probability of recovery of certain recorded amounts, a provision of $2.9 million has been recorded and reflected as an impairment charge within the statement of operations for 2001.

     Interest expense decreased $0.9 million, or 4.4%, to $19.8 million for the three month period ended September 30, 2002, as compared to $20.7 million for the same period in 2001. Interest expense decreased $3.5 million, or 5.7%, to $58.0 million for the nine month period ended September 30, 2002 from $61.5 million for the same period in 2001. The overall decrease in interest expense for the nine month period ended September, 2002, as compared to the same period in 2001, is due to lower interest rates. The weighted average debt outstanding during the nine month period ended September 30, 2002 and related weighted average interest rate was $1.4 billion and 6.3%, respectively, compared to $1.3 billion and 7.3%, respectively, for the same period in 2001. Interest costs capitalized, in conjunction with development, expansion projects and development joint venture interests, were $2.2 million and $7.2 million for the three and nine month periods ended September 30, 2002, as compared to $3.6 million and $10.5 million for the same period in 2001.

     Depreciation and amortization expense increased $2.0 million, or 11.7%, to $18.6 million for the three month period ended September 30, 2002, as compared to $16.6 million for the same period in 2001. Depreciation and amortization expense increased $12.6 million, or 28.2%, to $57.2 million for the nine month period ended September 30, 2002 from $44.6 million for the same period in 2001. An increase of $3.4 million is related to the 14 shopping centers acquired and developed in 2002 and 2001, $2.8 million is related to the merger of the AIP properties and $6.8 million is related to Core Portfolio Properties. The increase in depreciation at the Core Portfolio Properties is primarily related to expansion and redevelopments, including related changes in estimated useful lives associated with the certain assets under redevelopment. An additional increase of $0.3 million is related to personal property depreciation. These increases were offset by a decrease of $0.7 million relating to the sale/transfer of eight properties in 2001 and 2002.

     Equity in net income of joint ventures increased $0.7 million, or 17.3%, to $4.8 million for the three month period ended September 30, 2002, as compared to $4.1 million for the same period in 2001. Equity in net income of joint ventures increased $9.0 million, or 66.8%, to $22.4 million for the nine month period ended September 30, 2002 from $13.4 million for the same period in 2001. An increase of $1.4 million is primarily related to the Company’s proportionate share of the gain on sale of a shopping center property in the Community Centers Joint Ventures. An increase of $3.2 million is related to the Company’s proportionate share of the gain on sale of the shopping center properties located in Hagerstown, Maryland; Eatontown, New Jersey and Salem, New Hampshire realized from the Company’s interest in DD Development Company. Additionally, an increase of $1.7 million relates to the newly formed joint venture, which disposed of certain Service Merchandise assets. The remaining net increase of $2.7 million primarily relates to the newly developed shopping centers, which began operations at the end of 2001, lease termination income at one joint venture and outlot sales.

     Equity in net income of minority equity investment was $1.6 million for the nine month period ended September 30, 2001 and related to the Company’s equity investment in AIP. On May 14, 2001, AIP sold 31 assets and the remaining assets were merged into a wholly-owned subsidiary of DDR. Accordingly, the operating results associated with these assets are consolidated within the condensed consolidated statements of operations for the nine month period ended September 30, 2002.

     Gain on disposition of real estate and real estate investments aggregated $3.0 million for the nine month period ended September 30, 2002 which primarily relates to the sale of the 90% interest in the shopping center property located in Kildeer, Illinois which resulted in a gain of $2.3 million and land sales which resulted in an aggregate gain of $0.7 million.

     Gain on disposition of real estate and real estate investments aggregated $15.8 million for the nine month period ended September 30, 2001, which relates to the sale of four shopping center properties in Ahoskie, North Carolina; Rapid City, South Dakota; Highland Heights, Ohio and Toledo, Ohio.

     Minority equity interest expense increased $0.1 million, or 0.4%, to $5.6 million for the three month period ended September 30, 2002, as compared to $5.5 million for the same period in 2001. Minority equity interest expense increased $0.8 million, or 4.9%, to $16.8 million for the nine month period ended September 30, 2002 from $16.0 million for the same period in 2001. This increase relates primarily to the minority interest associated with an office property resulting from the merger of AIP.

     The Company adopted the provisions of Statement of Financial Accounting Standard No. 144 (SFAS), “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS, the sale of a retail or industrial property is now considered a discontinued operation. In addition, properties classified as held for sale are also considered a discontinued operation. Accordingly, the results of operations of properties disposed of or classified as held for sale, for which the Company has no significant continuing involvement, are reflected as discontinued operations. Properties classified in this manner for 2002 were reclassified as such in the three and nine month periods ended September 30, 2001 Statements of Operations.

     Income from discontinued operations was approximately $0.1 million for the three month period ended September 30, 2002 and 2001. Income from discontinued operations decreased $1.6 million or 80.6% to $0.4 million, for the nine month period ended September 30, 2002, as compared to $2.0 million for the same period in 2001. The decrease in income from discontinued operations relates primarily to a decrease in lease termination revenue of $1.3 million received in 2001 from one of the properties sold. Gain from the sale of discontinued operations was $0.5 million for the three month period ended September 30, 2002. Loss from the sale of discontinued operations was $3.1 million for the nine month period ended September 30, 2002. This loss is primarily due to an impairment charge of $4.7 million recognized in the second quarter of 2002 in relation to a shopping center located in Orlando, Florida. During the second quarter, the Company received an unsolicited offer and entered into an agreement to sell this shopping center for approximately $7.3 million. The net proceeds are expected to be reinvested in real estate assets, which will provide a higher return. This anticipated sale, however, resulted in the Company recording an impairment charge as indicated above. The sale is expected to close by the end of 2002. In addition to the property discussed above, included in discontinued operations for the three and nine month periods ended September 30, 2002 and 2001, are four shopping centers, which were sold in 2002 including a 41,000 square foot shopping center located in Huntsville, Alabama; a 74,000 square foot shopping center in Cape Coral, Florida; a 19,000 square foot shopping center in Ocala, Florida; a 9,000 square foot shopping center in St. Louis, Missouri (American Plaza). The Company recognized an aggregate gain of approximately $1.6 million relating to the sale of the four shopping centers.

     Net Income

     Net income increased $4.8 million, or 23.7%, to $25.1 million for the three month period ended September 30, 2002, as compared to net income of $20.3 million for the same period in 2001. Net income increased $0.2 million, or 0.2%, to $72.4 million for the nine month period ended September 30, 2002 from $72.2 million for the same period in 2001. The increase in net income of $0.2 million is primarily attributable to increases in net operating revenues (total revenues less operating and maintenance, real estate taxes, impairment charge and general and administrative expenses) aggregating $20.1 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, the 14 shopping centers acquired and developed in 2002 and 2001 and the merger of the AIP properties. Additionally, an increase of $9.0 million from equity in net income of joint ventures was primarily due to the Company’s share of the gain on sale of real estate and a reduction of interest expense of $3.5 million. This increase was offset by a decrease in gain on sale of real estate and real estate investments of $12.8 million relating to the sale/transfer of eight properties in 2001 and 2002, loss from discontinued operations of $4.6 million and increases in depreciation and minority interest expense of $12.6 million and $0.8 million, respectively. In addition, a decrease of $1.6 million in net income from minority equity investment is due to the consolidation of the AIP properties.

Funds From Operations

     Management believes that Funds From Operations (“FFO”) provides an additional indicator of the financial performance of a Real Estate Investment Trust. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sale of depreciated property, extraordinary items, adjusted for certain non-cash items, principally real property depreciation and equity income (loss) from its joint ventures and adding the Company’s proportionate share of FFO of its unconsolidated joint ventures, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles (see discussions of cash flows from operating, investing and financing activities as disclosed in the Liquidity and Capital Resources section) and is not necessarily indicative of cash available to fund cash needs. It should not be considered as an alternative to net income as an indication of the Company’s performance or to cash flow as a measure of liquidity. For the three month period ended September 30, 2002, FFO increased $6.4 million, to $40.6 million as compared to $34.2 million for the same period in 2001. For the nine month period ended September 30, 2002, FFO increased $22.1 million, to $121.9 million as compared to $99.8 million for the same period in 2001.

The Company’s calculation of FFO is as follows (in thousands):

	Three Month Periods		Nine Month Periods
	Ending September 30,		Ending September 30,

	2001	2002	2001	2002

Net income applicable to common shareholders (1)	$18,687	$13,537	$51,785	$51,729

Depreciation of real estate investments	18,029	16,530	56,237	44,340

Equity in net income of joint ventures	(4,781)	(4,076)	(22,398)	(13,431)

Equity in net (loss) income of minority equity investment	—	—	—	(1,550)

Joint ventures’ FFO (2)	8,794	7,930	32,145	23,964

Minority equity investment FFO (3)	—	—	—	6,448

Minority interest expense (OP Units)	342	372	1,104	1,147

Impairment charge and (gain) loss on sales of depreciable real estate and real estate investments, net (4)	(468)	(3,015)	3,058	(15,761)

Impairment charge (5)	—	2,895	—	2,895

	$40,603	$34,173	$121,931	$99,781

(1)	Includes straight line rental revenues of approximately $1.2 million and $1.3 million for the three month periods ended September 30, 2002 and 2001, and approximately $3.1 million and $3.6 million for the nine month periods ended September 30, 2002 and 2001, respectively.

(2)	Joint ventures’ Funds From Operations are summarized as follows:

	Three Month Periods		Nine Month Periods
	Ending September 30,		Ending September 30,

	2002	2001	2002	2001

Net income (a)	$16,816	$11,487	$72,516	$38,297

Loss (gain) on sale of real estate (b)	273	—	(15,075)	97

Depreciation of real estate investments	8,537	9,873	26,822	26,620

	$25,626	$21,360	$84,263	$65,014

DDR ownership interest (c)	$8,794	$7,930	$32,145	$23,964

(a)	Revenue for the three month periods ended September 30, 2002 and 2001 include approximately $0.7 million and $1.1 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.2 million and $0.4 million, respectively. Revenue for the nine month periods ended September 30, 2002 and 2001 included approximately $2.5 million and $3.4 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.9 million and $1.2 million, respectively.

(b)	The gain on sale of recently developed shopping centers, owned by the Company’s taxable REIT affiliates, is included in the adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors or assets sold in conjunction with the formation of the joint venture which holds the designation rights for the Service Merchandise properties.

(c)	At September 30, 2002 and 2001, the Company owned joint venture interests relating to 49 and 55 operating shopping center properties, respectively, including an approximate 25% interest in the Prudential Retail Value Fund, and a 50% joint venture in a real estate management/development company.

(3)	FFO for the nine month period ended September 30, 2001 includes an add back of approximately $3.2 million relating to the Company’s proportionate share of loss on sale, including certain transaction related costs and severance charges which were incurred by AIP as a result of the Lend Lease sale and consummation of the merger with DDR.

(4)	In 2002, the amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the statement of operations consists of residual land sales, which management considers a sale of non-depreciated real property and the sale of a newly developed shopping center, for which the Company maintained continuing involvement.

(5)	During the second quarter of 2001, one of the Company’s retail tenants announced it was liquidating its inventory and closing its remaining stores. In assessing recoverability of its recorded assets associated with this tenant, the Company had initially estimated, based upon its prior experience with similar liquidations, the proceeds relating to the Company’s claims in liquidation would be sufficient to recover the aggregate recorded assets for this tenant. In the third quarter, the tenant completed its sale of inventory and auction of its real estate. The Company believes that based on (i) a lack of significant proceeds received by the tenant on its auction of real estate and the other assets, and (ii) a lack of positive information disseminated from the tenant suggested a reduced probability of recovery of certain recorded amounts, a provision of $2.9 million was appropriate. This charge was reflected as an impairment charge within the consolidated statement of operations.

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

     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates has agreed to fund the required capital associated with approved development projects aggregating approximately $17.3 million at September 30, 2002. These obligations, comprised principally of construction contracts, are generally due in twelve to eighteen months and are expected to be financed through new or existing construction loans.

     The Company has provided loans and advances to certain unconsolidated entities in the amount of $79.4 million at September 30, 2002 for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owing to DDR. The Company has guaranteed three years of base rental income at one center held through the Service Merchandise joint venture, aggregating $0.9 million at September 30, 2002.

     The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.

     The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $1.2 billion at September 30, 2002 and $1.2 billion at December 31, 2001 of which the Company’s proportionate share was $400.3 million and $401.1 million, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the Company and its partners in certain limited situations such as misuse of funds and material misrepresentations. In connection with certain of the Company’s joint ventures, one of the Company’s joint venture partners has agreed to fund any amounts due the joint venture’s construction lender if such amounts are not paid by the joint venture. In these instances, the Company has agreed to reimburse such joint venture partner an amount equal to the Company’s pro rata share of such amount aggregating $19.5 million at September 30, 2002. The Company has provided a letter of credit for approximately $9.7 million to the holders of tax exempt floating rate certificates, the proceeds of which were loaned to an equity affiliate.

     Certain of the Company’s joint venture arrangements provide that the Company’s partner can convert its interest in the joint venture into common shares of DDR. The number of shares that DDR would be required to issue is dependent upon the then fair market value of the partner’s interest in the joint venture divided by the then fair market value of DDR’s common shares. The Company can elect to substitute cash for common shares. It is the Company’s intention to settle such conversions in cash should this provision be exercised. At September 30, 2002, assuming such conversion options were exercised, and shares were issued, an additional $295.3 million of mortgage indebtedness outstanding at September 30, 2002 relating to the joint ventures which contain these provisions would be recorded on the Company’s balance sheet. As a result, the Company’s assets and debt balance would increase by both the existing debt relating to these joint ventures, as previously referred to, as well as potential additional debt, which would be incurred to finance the purchase of the equity of the other partner. The Company does not anticipate that its joint venture partners will exercise their rights pursuant to the aforementioned conversion rights, as these institutional investors typically do not invest in equity securities.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows (in thousands):

	For the nine month period ending
	September 30,

	2002	2001

Cash flow from operating activities	$158,001	$135,918

Cash flow used for investing activities	(245,803)	(45,610)

Cash flow provided by (used for) financing activities	77,960	(82,227)

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of operating partnership units and joint venture capital, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities for the nine month period ended September 30, 2002 compared to September 30, 2001 is primarily due to shopping center acquisitions and developments completed in 2002 and 2001, new leasing, expansion and re-tenanting of the Core Portfolio Properties, distributions from the Community Centers Joint Venture due to the sale of one shopping center property and distributions from DD Development Company due to the sale of three shopping center properties offset by changes in other assets and liabilities.

     An increase in the 2002 quarterly dividend per common share to $0.38 from $0.37 was approved in 2002 by the Company’s Board of Directors. The Company’s common share dividend payout ratio for the first nine months of 2002 approximated 61.4% of actual FFO as compared to 62.6% for the same period in 2001. It is anticipated that the current dividend level will result in a conservative payout ratio. A low payout ratio will enable the Company to retain more capital, which will be utilized to fund attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

     During the nine month period ended September 30, 2002, the Company and its joint ventures invested $290 million, net, to acquire, develop, expand, improve and re-tenant its properties. The Company’s expansion, acquisition and development activity is summarized below:

Expansions:

     For the nine month period ended September 30, 2002, the Company completed expansions and redevelopments at five shopping centers located in Denver, Colorado; St. Louis, Missouri; Detroit, Michigan; Lebanon, Ohio; and North Olmsted, Ohio at an aggregate cost of approximately $8.0 million. The Company is currently expanding/redeveloping five shopping centers located in Birmingham, Alabama; North Little Rock, Arkansas; Brandon, Florida; North Canton, Ohio; and Taylorsville, Utah at a projected incremental cost of approximately $21.3 million. The Company is also scheduled to commence three additional expansion projects at the shopping centers located in Bayonet Point, Florida; Tiffin, Ohio and Riverdale, Utah.

     For the nine month period ended September 30, 2002, the Company’s joint ventures completed expansions and redevelopments at four shopping centers located in Atlanta, Georgia; Marietta, Georgia; Overland Park, Kansas; and Maple Grove, Minnesota at an aggregate cost of approximately $9.3 mil-

lion. The Company’s joint ventures are currently expanding/redeveloping five shopping centers located in Schaumburg, Illinois; Leawood, Kansas; Shawnee, Kansas; North Olmsted, Ohio and San Antonio, Texas at a projected incremental cost of approximately $9.1 million. The Company’s joint ventures are scheduled to commence two additional expansion projects at the shopping centers located in Deer Park, Illinois and San Ysidro, California.

Acquisitions:

     In July 2002, the Company purchased its partners’ 75.25% interest in two shopping center properties, including a 470,000 square foot shopping center located in Plainville, Connecticut for approximately $44.4 million and a 270,000 square foot shopping center located in San Antonio, Texas for approximately $32.1 million.

     Additionally, in July 2002, the Company acquired five shopping centers from a third party for approximately $81.8 million. These properties were acquired through a consolidated joint venture in which the Company has a 99.79% interest and the other .21% is owned by a related party. These shopping centers aggregate 1.0 million square feet and are located in Fort Worth, Texas; Dallas, Texas; Columbia, South Carolina; Birmingham, Alabama and Wichita, Kansas.

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

Development (Consolidated):

The consolidated development projects are as follows:

•	Phase II of the Meridian, Idaho (a suburb of Boise) shopping center is scheduled to commence construction in 2002, with completion scheduled for 2003.

•	The Company commenced construction during 2002 on the central quadrant of the Coon Rapids, Minnesota, Riverdale Village Shopping Center. This development will create an additional 288,000 square feet of retail space.

•	The Company broke ground during 2002 on two shopping center developments located in Riverdale, Utah and Long Beach, California.

Development (Joint Ventures):

     The Company has joint venture development agreements for five shopping center projects. These five projects have an aggregate projected cost of approximately $190.9 million and are currently scheduled for completion during 2002 and 2003. Two of these projects located in Long Beach, California (City Place) and Austin, Texas are being financed through the Prudential/DDR Retail Value Fund. The other three projects are located in Littleton, Colorado; Coon Rapids, Minnesota and St. Louis, Missouri.

Dispositions

     In September 2002, the Company sold a 9,000 square foot shopping center in St. Louis, Missouri (American Plaza) for approximately $2.0 million.

     In August 2002, the Company sold a 19,000 square foot shopping center in Ocala, Florida for approximately $0.9 million.

     During the second quarter of 2002, the Company entered into a contract to sell a wholly-owned shopping center located in Orlando, Florida and recorded a related impairment charge of approximately $4.7 million which is included in discontinued operations. The sale is expected to close in the fourth quarter of 2002.

     In June 2002, the Company, Coventry Real Estate Partners Ltd. (an affiliate of the Company), and certain joint ventures sold a recently developed 170,000 square foot shopping center located in Salem, New Hampshire and the Company recognized its proportionate share of the gain of approximately $1.1 million. In addition, a recently developed 286,000 square foot shopping center located in Hagerstown, Maryland, of which the Company owned 24.75% through the retail value investment program, was sold and the Company recognized its proportionate share of the gain of approximately $1.7 million. Also, a recently redeveloped former Best Products location in Eatontown, New Jersey aggregating 68,000 square feet was sold and the Company recognized gain of approximately $1.8 million. These properties are included in Joint Venture discontinued operations.

     In April 2002, the Company sold a 41,000 square foot shopping center in Huntsville, Alabama for approximately $4.4 million and a 74,000 square foot shopping center in Cape Coral, Florida for approximately $5.1 million and recognized an aggregate gain of approximately $1.2 million.

     In March 2002, the Company formed a joint venture with a fund organized and advised by the DRA Advisors, Inc., whereby the Company contributed a wholly-owned newly developed shopping center property in Kildeer, Illinois initially valued at approximately $28 million and, in exchange, received a 10% equity ownership interest in the joint venture and cash proceeds of approximately $25.2 million. In conjunction with this transaction, the Company recognized its proportionate share of the gain of approximately $2.3 million associated with the sale of the 90% interest in the property to the DRA Advisors, Inc. fund. The Company continues to manage and operate the shopping center and receives fees for such services.

     In addition, the Community Center Joint Venture sold a property in Durham, North Carolina, as described in “Acquisitions.”

Strategic Transactions

     On October 4, 2002, the Company and JDN Realty Corporation (“JDN”) entered into a definitive merger agreement pursuant to which JDN shareholders will receive 0.518 of a DDR common share in exchange for each share of JDN common stock. In addition, holders of JDN preferred stock will receive one share of the Company’s newly created voting preferred stock in exchange for a share of JDN preferred stock held. The transaction values JDN at approximately $1.1 billion, which includes approximately $594 million of assumed debt at the carrying amount and $50 million of preferred stock.

     Following the merger, the Company will own or manage approximately 400 retail properties in 44 states comprising approximately 75 million square feet, which includes approximately 15 million square feet of total GLA attributable to JDN. In addition, the Company will acquire 21 properties comprising approximately 7 million square feet of total GLA currently under development by JDN as well as a development pipeline of 17 properties representing 3 million square feet of total GLA. Upon completion of the transaction, expected in the first quarter of 2003, the Company will have a total market capitalization of over $5.0 billion (including its pro rata portion of unconsolidated debt).

     In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $236 million. The Company has a 25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate disposition of the real estate interests held by the bankrupt estate. At September 30, 2002, the portfolio consists of approximately 117 Service Merchandise retail sites totaling approximately 6.1 million square feet. The transaction was approved by the U.S. Bankruptcy Court in Nashville, Tennessee and subsequently the designation rights were transferred to the joint venture. During the second and third quarters of 2002, the joint venture sold 42 sites and received gross proceeds of approximately $85.4 million. The Company recognized income, net of tax, of approximately $1.7 million relating to the operations of this entity. As of September 30, 2002, the Company has an investment of approximately $19.0 million in this joint venture.

Financings

     In June 2002, the Company renegotiated its $30 million secured revolving credit facility with National City Bank to reduce the spread over LIBOR to 1.0% and to extend the term to June 2005. The Company also extended the term of its $25 million construction facility with NCB to June 2004.

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

Capitalization

     At September 30, 2002, the Company’s capitalization consisted of $1.5 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $400.3 million), $519.0 million of preferred shares and preferred operating partnership units and $1.4 billion of market equity (market equity is defined as common shares and common operating partnership units outstanding multiplied by the closing price per common share on the New York Stock Exchange at September 30, 2002 of $22.01), resulting in a debt to total market capitalization ratio of 0.43 to 1. At September 30, 2002, the Company’s total debt consisted of $849.6 million of fixed rate debt, including $200 million of variable rate debt which has been effectively swapped to a weighted average fixed rate of approximately 6.96%, and $643.6 million of variable rate debt, including $100 million of fixed rate debt which has been effectively swapped to a weighted average variable rate of approximately 4.13%.

     It is management’s intention to operate such that the Company has access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity or debt offerings, debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investor Services (Baa3, negative outlook) and Standard and Poor’s (BBB, negative outlook). As of September 30, 2002, the Company had a shelf registration statement with the Securities and Exchange Commission under which $406.3 million of debt securities, preferred shares or common shares may be issued.

     In addition, as of September 30, 2002, the Company had cash of $9.2 million and $168.7 million available under its $705 million of revolving credit facilities. On September 30, 2002, the Company also had 127 operating properties with revenue of $155.9 million, or 58.6% of the total revenue for the nine month period ended September 30, 2002, which were unencumbered, thereby providing a potential collateral base for future borrowings.

Contractual Obligations and other Commitments

     In conjunction with the development of shopping centers, the Company has entered into commitments for its wholly-owned properties of $60.4 million at September 30, 2002. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through new or existing construction loans.

     In 1998, the Company guaranteed a five-year personal loan program aggregating approximately $15 million for certain of the Company’s current and former executives to purchase 974,663 common shares of the Company. At September 30, 2002, the Company had letter of credits outstanding of approximately $21.5 million of which $20.0 million relates to letters of credit made on behalf of equity affiliates.

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

Economic Conditions

     Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate markets and geographic regions with differing intensities and at different times. Many regions of the United States have recently experienced varying degrees of economic recession. A continuation of the economic recession, or further adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by one or more discount department stores (Wal-Mart, Kmart, Target), off-price department stores (Kohl’s, TJ Maxx/Marshalls), home improvement stores (Home Depot, Lowe’s) and supermarkets, which generally offer day-to-day necessities, rather than high-priced luxury items. Because these merchants typically perform better in an economic recession than those merchants who market high-priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

     The retail shopping sector has been impacted by the competitive nature of the retail business and the competition for market share, where stronger retailers have out-positioned some of the weaker retailers. This positioning is taking market share away from weaker retailers and forcing them, in some cases, to declare bankruptcy and/or close stores. For example, in January 2002, Kmart Corporation filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code. Kmart is the Company’s second largest retail tenant, representing approximately 2.2% of the Company’s proportionate share of shopping center base rental revenues as of September 30, 2002. The Company and its joint ventures have 20 leases involving

Kmart, aggregating 1.8 million square feet. The weighted average proportionate share of base rent per square foot is $3.12 as of September 30, 2002 for the Kmart leases. Considering the low cost per square foot that Kmart pays, combined with its shopping center locations, the Company does not expect to incur material losses as a result of this bankruptcy. In addition to Kmart, certain retailers such at, OfficeMax and Charming Shoppes have announced store closings even though these retailers have not filed for bankruptcy protection. Notwithstanding any store closures, the Company does not expect to have any significant losses associated with these tenants. Overall, the Company’s portfolio continues to be stable. While negative news relating to troubled retail tenants tends to attract attention, the vacancies created by unsuccessful tenants may also create opportunities to increase rent.

     Although several of the Company’s tenants filed for bankruptcy protection and the Company has experienced a temporary decrease in occupancy rates as a result, leasing activity continues to be good. The Company believes that the credit quality of its major tenants, including Wal-Mart, Kohl’s, Target, Lowe’s, Home Depot, TJ Maxx, Bed, Bath & Beyond and Best Buy, represents stable retailers. This strength is further evidenced by the continued same store tenant sales growth of the Company’s portfolio, which has increased from $221 per square foot at December 31, 1996 to $244 per square foot at September 30, 2002. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 97%. Also, average base rental rates have increased from $5.48 to $10.47 since the Company’s initial public offering in 1993.

Legal Matters

     In September 2001, a U.S. District Court entered a judgment in the amount of $9.0 million, plus attorneys’ fees, against the Company and three other defendants, in connection with a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company. The court awarded $4.0 million in punitive and $5.0 million in compensatory damages to the plaintiff. The other defendants include the former Chairman of the Board (who is also a significant shareholder and a director of the Company), a former executive of the Company and a real estate development partnership (the “Partnership”) owned by these two individuals. The plaintiff’s claim alleged breach of contract and fraud during the lease negotiation process that took place before and after the Company acquired the property. The Partnership sold the property to the Company in 1994. In connection with the pending appeal the Company agreed to deposit an $8.0 million letter of credit with the court in the fourth quarter of 2002, in lieu of a bond, to eliminate the possibility of attachment of assets.

     A portion of the punitive damages award in the amount of $1.0 million against the former Chairman of the Board was overturned by the trial court judge in response to a post-trial motion. The Company’s initial post-trial motion to overturn the verdict was denied, and the Company has since appealed the verdict. Management believes that it is probable the verdict will ultimately be reversed in whole or in substantial part and, accordingly, no loss provision has been recorded in the accompanying financial statements. Although there can be no assurances of the ultimate outcome, management does not believe that an adverse final determination, if any, will be material in relation to the Company’s cash flows, liquidity or financial condition. However, any amounts awarded to the plaintiff upon final resolution of this matter, could adversely affect the Company’s results of operations or financial position in the period they are recorded. Further, a determination has not been made as to the appropriate allocation of the contingent loss, if any, between the defendants.

     On October 7, 2002, a JDN shareholder filed a purported class action and derivative suit in the Superior Court of Fulton County, Atlanta, Georgia, against JDN, JDN’s board of directors and the Company alleging claims of breach of fiduciary duty, waste, abuse of control and unjust enrichment. The complaint seeks declaratory relief, an order enjoining consummation of the merger and an accounting for unspecified damages.

     On October 10, 2002, a JDN shareholder filed a purported class action suit in the Circuit Court for Baltimore, Maryland against JDN and JDN’s board of directors alleging a claim of breach of fiduciary duty. The complaint seeks declaratory relief, an order enjoining consummation of the merger and unspecified damages.

     Although the Company believes that these suits are without merit and intend to defend themselves vigorously, there can be no assurance that the pending litigation will not interfere with the consummation of the merger.

     In addition to the judgment discussed above, the Company and its subsidiaries are also subject to other legal proceedings. All such proceedings, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position, or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding joint venture debt and adjusted for $100 million of fixed rate debt which was swapped to a weighted average variable rate of approximately 4.13% at September 30, 2002 and $200 million of variable rate debt which was swapped to a weighted average fixed rate of approximately 6.96% at September 30, 2002 and 2001, is summarized as follows:

	September 30, 2002		September 30, 2001

		Weighted
	Weighted Average	Average Interest	Weighted Average	Weighted Average
	Maturity (years)	Rate	Maturity (years)	Interest Rate

Fixed Rate Debt	6.7	7.3%	6.6	7.4%

Variable Rate Debt	3.3	3.2%	1.4	4.9%

     The Company’s joint ventures’ fixed rate indebtedness, including $78.0 million of variable rate debt which was swapped to a weighted average fixed rate of approximately 6.58% at September 30, 2002, is summarized as follows (in millions):

	September 30, 2002		September 30, 2001

	Joint Venture	Company's	Joint Venture	Company's
	Debt	Proportionate Share	Debt	Proportionate Share

Fixed Rate Debt	$779.6	$272.4	$862.6	$295.1

Variable Rate Debt	$463.6	$128.7	$312.5	$79.2

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

     The interest rate risk on $200.0 million of consolidated floating rate debt at September 30, 2002 and 2001 and $78 million of joint venture floating rate debt at September 30, 2002, of which $12.6 million is the Company’s proportionate share, have all been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company’s three fixed rate interest rate swaps have a fair value which represents a liability of $2.3 million and $7.7 million at September 30, 2002 and December 31, 2001, respectively, carry a notional amount of $50 million, $50 million and $100 million and convert variable rate debt to a fixed rate of 7.47%, 7.4725% and 6.24%, respectively. The Company also has two variable rate interest swaps with a fair value that represents an asset of $7.1 million at September 30, 2002, carry a notional amount of $60 million and $40 million and convert fixed rate debt to a variable rate of 3.9% and 4.5%, respectively. The Company’s joint venture interest rate swaps have a fair value which represents a liability of $2.9 million at September 30, 2002 and December 31, 2001, of which $0.5 million and $0.4 million is the Company’s proportionate share, respectively. These swaps carry a notional amount of $38 million, $20 million and $20 million and convert variable rate debt to a fixed rate of 6.603%, 6.55% and 6.58%, respectively. The fair value of the Swaps is calculated based upon expected changes in future LIBOR rates.

     The fair value of the Company’s fixed rate debt and an estimate of the effect of a 100 point decrease in market interest rates adjusted to: i) include the $200 million which was swapped to a fixed rate at September 30, 2002 and 2001, ii) exclude the $100 million which was swapped to a variable rate at September 30, 2002, iii) include the Company’s proportionate share of the joint venture fixed rate debt, iv) include the $12.6 million of joint venture debt which was swapped to a fixed rate at September 30, 2002 is summarized as follows (in millions):

	September 30, 2002				September 30, 2001

				100			100
				Basis Point			Basis Point
				Decrease in			Decrease in
				Market			Market
	Carrying	Fair		Interest	Carrying	Fair	Interest
	Value	Value		Rates	Value	Value	Rates

Company’s Fixed rate debt	$849.6	$894.3	(1)	$937.8 (3)	$1,001.4	$1,021.9 (1)	$1,071.4 (3)

Company’s proportionate share of fixed rate debt	$272.4	$282.2	(2)	$294.3 (4)	$295.1	$303.1	$314.8

(1)	Includes the fair value of interest rate swaps which was a liability of $2.3 million and $8.0 million at September 30, 2002 and 2001, respectively.

(2)	Includes the fair value of interest rate swaps which was a liability of $0.5 million at September 30, 2002.

(3)	Includes the fair value of interest rate swaps which was a liability of $2.6 million and $10.3 million at September 30, 2002 and 2001, respectively.

(4)	Includes the fair value of interest rate swaps which was a liability of $0.6 million at September 30, 2002.

     The sensitivity to changes in interest rate of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

     Further, a 100 basis point increase in short term market interest rates at September 30, 2002 and 2001 would result in an increase in interest expense for the nine month periods of approximately $4.8 million and $2.9 million, respectively, for the Company and $1.1 million and $0.6 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the nine month period does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

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

	September 30,

	2002	2001

Total Notes Receivable	$32.6	$45.1

% Fixed Rate Loans	37.9%	47.5%

Fair Value of Fixed Rate Loans	$12.4	$21.9

Impact on Fair Value of 100 Basis Point Decrease in Market Interest Rates	$12.7	$22.4

     The Company and its joint ventures intend to continuously monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2002, the Company had no other material exposure to market risk.

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

Item 4. Controls and Procedures

     The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this quarterly report on Form 10-Q. The principal executive officer and principal financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A)	Date of Report	Items Reported

	February 11, 2002	Item 5. Other Events
Item 7. Financial Statements, Pro Forma Financial Information and Exhibits
	April 11, 2002	Item 5. Other Events
	October 4, 2002	Item 5. Other Events
Item 7. Financial Statements and Exhibits
	October 21, 2002	Item 5. Other Events
Item 7. Financial Statements and Exhibits

99.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

November 14, 2002 (Date)	/s/ David M. Jacobstein David M. Jacobstein, President and Chief Operating Officer

November 14, 2002 (Date)	/s/ William H. Schafer William H. Schafer, President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, David M. Jacobstein, certify that:

7.	I have reviewed this quarterly report on Form 10-Q of Developers Diversified Realty Corporation (“DDR”);

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of DDR as of, and for, the period presented in this quarterly report;

10.	DDR’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for DDR and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to DDR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of DDR’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	DDR’s other certifying officers and I have disclosed, based on our most recent evaluation, to DDR’s auditors and the audit committee of DDR’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect DDR’s ability to record, process, summarize and report financial data and have identified for DDR’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in DDR’s internal controls; and

12.	DDR’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002 Date

/s/ David M. Jacobstein Signature

President and Chief Operating Officer Title

47

CERTIFICATIONS

I, William H. Schafer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Developers Diversified Realty Corporation (“DDR”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of DDR as of, and for, the period presented in this quarterly report;

4.	DDR’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for DDR and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to DDR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of DDR’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	DDR’s other certifying officers and I have disclosed, based on our most recent evaluation, to DDR’s auditors and the audit committee of DDR’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect DDR’s ability to record, process, summarize and report financial data and have identified for DDR’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in DDR’s internal controls; and

6.	DDR’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002 Date

/s/ William H. Schafer Signature

Senior Vice President and Chief Financial Officer Title

48