Form 10-K
period 2002-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2003-03-12
CIK 894315

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

(216) 755-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Shares, Without Par Value	New York Stock Exchange
Depositary Shares Representing Class C Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Representing Class D Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Representing Class F Cumulative Redeemable Preferred Shares	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒     No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $1.3 billion.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

66,728,927 common shares outstanding as of February 28, 2003

DOCUMENTS INCORPORATED BY REFERENCE.

      The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2003 Annual Meeting of Shareholders.

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

      From January 1, 2000 to February 28, 2003, the Company and its joint ventures have acquired 25 shopping center properties. Three properties were acquired in 2003 (two of which were joint ventures), eleven properties were acquired in 2002 (four of which the Company acquired its partners’ joint venture interest), eight properties were acquired in 2001 (all of which were joint ventures), and three were acquired in 2000 (two of which were joint ventures). In 2002, a joint venture in which the Company owns a 25% equity interest was awarded the asset designation rights of 200 Service Merchandise retail real estate interests. At December 31, 2002 approximately 100 of these assets remained. In addition, in connection with the merger of American Industrial Properties REIT (“AIP”) on May 14, 2001, the Company effectively purchased 37 business centers and two shopping centers.

      The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. Our website is located at http://www.ddr.com. On our Web site, you can obtain a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the “SEC”). A copy of these filings is available to all interested parties upon written request at our corporate office to Michelle A. Mahue, Director of Investor Relations.

Financial Information about Industry Segments

      The Company is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers and business centers. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1.

Narrative Description of Business

      Since 1965, the Company and Developers Diversified Group (“DDG”), its predecessor, have owned and managed approximately 520 shopping centers and business centers. The Company’s portfolio as of February 28, 2003, consisted of 294 shopping centers and 37 business centers (including 151 properties which are owned through joint ventures) and approximately 208 undeveloped acres (of which approximately 29 acres are owned through joint ventures) (the “Portfolio Properties”). From January 1, 2000 to February 28, 2003, the Company has acquired 25 shopping centers (including 12 properties owned through joint ventures), containing an aggregate of 5.4 million square feet of gross leasable area (“GLA”) owned by the Company for an aggregate purchase price of approximately $548.1 million. During 2000, 2001 and 2002, the Company completed expansions at 32 of its shopping centers.

      As of February 28, 2003, the Company was expanding eight wholly owned properties and three of its joint ventures properties, and expects to commence expansions at four additional shopping centers in 2003. The Company, including its joint ventures, has also substantially completed the development of 12 shopping centers since December 31, 1999, at an aggregate cost of approximately $487.5 million aggregating approximately 3.4 million square feet of GLA. As of February 28, 2003, the Company had four shopping centers under development, and its joint ventures had five shopping centers under development.

      At December 31, 2002 the aggregate occupancy of the Company’s shopping center portfolio was 95.1% as compared to 94.8% at December 31, 2001. The average annualized base rent per occupied square foot was $10.58, as compared to $10.03 at December 31, 2001. Same store tenant sales performance over the trailing

12 month period within the Company’s portfolio are approximately $240 per square foot for those tenants required to report compared to $241 from the prior year.

      At December 31, 2002 and 2001, the aggregate occupancy of the Company’s wholly-owned shopping centers was 94.5% for each year. The average annualized base rent per leased square foot was $9.18 as compared to $8.48 at December 31, 2001. During 2002, same store sales, for those tenants required to report sales (approximately 12.8 million square feet), decreased 1.1% to $226 per square foot, compared to $229 per square foot in 2001.

      At December 31, 2002, the aggregate occupancy of the Company’s joint venture shopping centers was 96.7% as compared to 95.4% at December 31, 2001. The average annualized base rent per leased square foot was $13.69 at December 31, 2002, as compared to $12.75 at December 31, 2001. During 2002, same store sales, for those tenants required to report such information (approximately 5.5 million square feet), increased 0.8% to $273 per square foot, compared to $270 per square foot in 2001. At December 31, 2002, the aggregate occupancy of the Company’s business centers was 83.5%, as compared to 85.4% at December 31, 2001.

      The Company is self-administered and self-managed and, therefore, does not engage or pay for a REIT advisor. The Company manages all of the Portfolio Properties. At December 31, 2002, the Company owned and/or managed approximately 59 million total square feet of GLA, which included all of the Portfolio Properties and 4 properties owned by third parties.

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

      The Company’s real estate strategy and philosophy is to grow its business through a combination of leasing, expansion, acquisition and development. The Company seeks to:

•	Increase cash flows and property values through strategic leasing, re-tenanting, renovation and expansion of the Company’s portfolio;

•	Continue to selectively acquire well-located, quality shopping centers (individually or in portfolio transactions) which have leases at rental rates below market rates or other cash flow growth or capital appreciation potential where the Company’s financial strength, relationships with retailers and management capabilities can enhance value;

•	Increase cash flows and property values by continuing to take advantage of attractive financing and refinancing opportunities (see “Recent Developments — Financings”);

•	Increase per share cash flows through the strategic disposition of low growth assets and utilizing the proceeds to repay debt, invest in other real estate assets and, or developments and for other corporate purposes;

•	Selectively develop the Company’s undeveloped parcels or new sites in areas with attractive demographics;

•	Hold properties for long-term investment and place a strong emphasis on regular maintenance, periodic renovation and capital improvements; and

•	Continue to manage and develop the properties of others to generate fee income, subject to restrictions imposed by federal income tax laws, and create opportunities for acquisitions.

      As part of its ongoing business, the Company engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

      In addition, the Company intends to maintain a conservative debt capitalization ratio. At December 31, 2002, the Company’s debt to total market capitalization ratio, excluding the Company’s proportionate share of non-recourse indebtedness of its unconsolidated joint ventures, was approximately 0.43 to 1.0; and at February 28, 2003, this ratio was approximately 0.43 to 1.0. At December 31, 2002, the Company’s capitalization consisted of $1.5 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $387.1 million at December 31, 2002 as compared to $401.1 million at December 31, 2001), $484.0 million of preferred stock and preferred operating partnership units and $1,484.8 million of market equity. (Market equity is defined as common shares and operating partnership units outstanding multiplied by the closing price of common shares on the New York Stock Exchange at December 31, 2002 of $21.99). At December 31, 2002, the Company’s total debt consisted of $760.8 million of fixed-rate debt, including $100 million of variable rate debt which has been effectively swapped to a weighted average fixed rate of approximately 6.24%, and $730.7 million of variable rate debt including $100 million of fixed rate debt which has been effectively swapped to a weighted average variable rate of approximately 3.5%. Fluctuations in the market price of the Company’s common shares may cause this ratio to vary from time to time.

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

Recent Developments

Financings

      The acquisitions, developments and expansions were generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured public debt, common and preferred equity offerings, joint venture capital, preferred operating partnership units, common operating partnership units and asset sales. Total debt outstanding at December 31, 2002 was approximately $1.5 billion as compared to approximately $1.3 billion and $1.2 billion at December 31, 2001 and 2000, respectively. In 2002, the increase in the Company’s outstanding debt was due primarily to the funding of acquisitions, developments and expansion activity.

      In January 2003, the Company agreed to enter into a $150 million secured financing for five years with interest at a coupon rate of 4.41%. In addition, the Company entered into interest rate swaps aggregating $100 million, effectively converting floating rate debt into fixed rate debt with an effective weighted average coupon rate of 2.875% and a life of 1.75 years.

      In December 2002, the Company financed five shopping center properties for $63.0 million which were acquired in August 2002. Four of these properties are subject to a one-year floating rate mortgage with a principal balance of $54.8 million and an interest rate of approximately 3.2%. It is anticipated that this debt will be converted to long term fixed rate debt during 2003. The remaining property’s mortgage is $8.2 million for ten years at a fixed interest rate of 5.5%.

      In December 2002, the Company issued 1.6 million common shares in exchange for $35 million of preferred operating partnership units.

      In June 2002, the Company renegotiated its $30 million secured revolving credit facility with National City Bank (“NCB”) to reduce the spread over LIBOR to 1.0% and extend the term to June 2005. The Company also extended the term of its $25 million construction credit facility with NCB to June 2004. In May 2002, the Company renegotiated its primary revolving credit facility with Bank One as lead arranger. The facility was increased to $650 million, reduced the spread over LIBOR to 1.0% and extended the term to May 2005.

      In March 2002, the Company issued $100 million of fixed rate debt with an interest rate of 7.0% (excluding the effects of interest rate swaps) due March 2007 at a discount of 99.53%. Of the total debt issued, $81.6 million was used to exchange $75.0 million of 9.43% senior notes due March 15, 2012 and was accounted for as an exchange of debt instruments.

      In March 2002, the Company entered into two swaps converting an aggregate of $100 million of fixed rate debt to variable rates for terms of 2.75 and 5 years. At December 31, 2002, the fair value of these swaps was an asset of $7.3 million.

      In March 2002, the Company issued $150 million, 8.60% Perpetual Preferred F Depositary Shares each representing 1/10 of a Preferred Share. With the proceeds from this offering, effective April 15, 2002, the Company redeemed all of the outstanding 9.5% Perpetual Preferred A Depositary Shares each representing 1/10 of a Preferred Share and 9.44% Perpetual Preferred B Depositary Shares each representing 1/10 of a Preferred Share.

      In February 2002, the Company completed the sale of 1.7 million common shares in a registered offering. Net proceeds of approximately $33.1 million were used to repay amounts outstanding under the Company’s revolving credit facilities.

      In February 2002, the Company issued approximately 2.5 million common shares to acquire two properties as discussed in “Acquisitions.”

Property Acquisitions, Developments and Expansions

      In 2002, the Company acquired the following shopping center assets:

			Gross
			Purchase
	Square	Month	Price
Location	Feet	Acquired	(Millions)

Plainville, Connecticut	470,000	July	$44.4	(1)
San Antonio, Texas	270,000	July	32.1	(1)
Forth Worth, Texas; Dallas, Texas; Columbia, South Carolina; Birmingham, Alabama and Witchita, Kansas	1,000,000	July	81.8	(2)
North Canton, Ohio	230,000	June	11.4	(3)
Independence, Missouri	380,000	February	33.4	(4)
San Francisco, California (Historic Van Ness) and Richmond, California (Hilltop)	368,000	February	65.4	(5)

	2,718,000		$268.5	(6)

(1)	Reflects the Company’s purchase price associated with the acquisition of its partners’ 75.25% ownership interest in these shopping centers.

(2)	Reflects the Company’s purchase price associated with the acquisition of a portfolio of shopping centers.

(3)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 50% interest in this shopping center.

(4)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 80% interest in this shopping center.

(5)	Reflects the Company’s acquisition of two shopping center properties from Burnham Pacific Properties, Inc., Burnham Pacific Operating Partnership, L.P., and BPP/ Van Ness, L.P. This acquisition was financed through the issuance of approximately 2.5 million common shares valued at approximately $49.2 million and cash.

(6)	The Company’s total real estate assets increased approximately $299 million relating to these acquisitions after reflecting the reclassification of the Company’s ownership interest from advances to and investments in joint ventures.

     Furthermore, the Company acquired the following shopping center assets in 2003:

			Gross
			Purchase
	Square	Month	Price
Location	Feet	Acquired	(Millions)

Phoenix, Arizona	296,000	January	$43.0 (1)
Pasadena, California	560,000	January	113.5 (2)
Gulfport, Mississippi	540,000	January	45.5

	1,396,000		$202.0

(1)	The Company purchased a 67% equity interest, net of debt assumed, for approximately $17.4 million.

(2)	The Company purchased a 25% equity interest, net of debt assumed, for approximately $7.1 million.

Dispositions

      The Company sold the following properties in 2002:

	Square	Month of	Sales Price	Gain (loss)
Location	Feet	Sale	(millions)	(millions)

Dallas, Texas (1)	21,000	November	$1.7	$—
Orlando, Florida (2)	180,000	November	7.3	(4.8)
Columbia, South Carolina (2)	47,000	November	5.3	2.1
Jacksonville, North Carolina (2)	63,000	November	6.0	0.6
St. Louis, Missouri (American Plaza) (2)	9,000	September	2.0	(0.1)
Ocala, Florida (2)	19,000	August	0.9	0.6
Huntsville, Alabama (2)	41,000	April	4.4	1.2
Cape Coral, Florida (2)	74,000	April	5.1	—
Kildeer, Illinois (2), (3), (4)	158,000	March	28.0	2.5

	612,000		$60.7	$2.1

(1)	Industrial property

(2)	Shopping center property

(3)	The Company formed a joint venture with a fund advised by DRA Advisors, Inc. and contributed a wholly-owned new shopping center development. The Company retained a 10% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of gain associated with its 10% ownership interest.

(4)	Represents sale of assets through merchant building program.

     The Company’s joint ventures sold the following shopping center properties, excluding those purchased by the Company as described above, in 2002:

	Company’s				Company’s
	Effective			Sales	Proportionate
	Ownership	Square	Month of	Price	Share of Gain
Location	Percentage	Feet	Sale	(millions)	(millions)

Round Rock, Texas (4)	24.75%	438,000	December	$78.1	$5.4
Denver, Colorado	20.00%	390,000	November	43.0	2.8
Salem, New Hampshire (4)	24.75%	170,000	June	25.0	1.1
Hagerstown, Maryland (4)	24.75%	286,000	June	41.7	1.9
Eatontown, New Jersey (4)	79.56%	68,000	June	14.0	1.9
Durham, North Carolina	20.00%	408,000	February	50.1	2.1

		1,760,000		$251.9	$15.2

(4)	Represents sale of assets through merchant building program.

Strategic Transactions

JDN Merger

      In October 2002, the Company and JDN announced entering into a definitive merger agreement pursuant to which JDN shareholders will receive 0.518 shares of DDR in exchange for each share of JDN stock. The transaction valued JDN at approximately $1.1 billion, which included approximately $584 million of assumed debt at the carrying amount and $50 million of preferred stock. It is anticipated that this transaction will be approved by the JDN shareholders and will close in March 2003.

      DDR has arranged for an unsecured bridge financing facility in the amount of $300 million, with pricing comparable to the Company’s $650 million revolving credit facility. This facility will be used to repay JDN’s secured term loan and revolving credit facility and also repay JDN’s $75 million MOPPERS financing which matures at the end of March 2003. This financing will significantly unencumber JDN’s operating shopping center portfolio.

      It is DDR’s intention to utilize this transaction to strengthen its balance sheet through the sale of assets. Since the announcement of the merger agreement, JDN has sold 5 assets for $42 million and has eight additional assets under contract or letter of intent which is expected to generate approximately $68 million of additional proceeds. Following completion of the merger, DDR will continue to pursue the sale of additional non-core assets and land.

      Following the merger, DDR will own or manage over 400 retail operating and development properties in 44 states comprising nearly 86 million square feet of GLA, which includes approximately 25 million square feet of total GLA attributable to JDN. In addition, as part of the merger, DDR will acquire 19 properties comprising approximately 6.3 million square feet of total GLA currently under development by JDN as well as a development pipeline of 9 properties representing 1.9 million square feet of total GLA with a total estimated cost of approximately $120 million. Upon completion of the transaction, DDR will have a total market capitalization of over $5.0 billion (including its pro rata portion of unconsolidated joint venture debt).

Service Merchandise Portfolio

      In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $242 million. The Company has a 25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate use and disposition of the real estate interests held by the bankrupt estate. At December 31, 2002, the portfolio consisted of approximately 100 Service Merchandise retail sites totaling approximately 5.8 million square feet of GLA. The majority of these sites are being redeveloped and retenanted.

      During 2002, the joint venture sold 45 sites and received gross proceeds of approximately $106.5 million. The Company recognized pre-tax income of approximately $4.3 million relating to the operations of this joint venture. The Company also earned disposition, management, leasing and financing fees aggregating $1.4 million in 2002 relating to this joint venture.

Expansions 2002

      For the twelve month period ended December 31, 2002, the Company completed expansions and redevelopments at five shopping centers located in Denver, Colorado; Detroit, Michigan; St. Louis, Missouri; Lebanon, Ohio; and North Olmsted, Ohio at an aggregate cost of approximately $8.0 million. The Company is currently expanding/redeveloping eight shopping centers located in Birmingham, Alabama; North Little Rock, Arkansas; Bayonet Point, Florida; Brandon, Florida; North Canton, Ohio; Tiffin, Ohio; Riverdale, Utah and Taylorsville, Utah at a projected incremental cost of approximately $29.7 million. The Company is also scheduled to commence three additional expansion projects at the shopping centers located in Aurora, Ohio; Princeton, New Jersey and Erie, Pennsylvania.

      For the twelve month period ended December 31, 2002, the Company’s joint ventures completed expansions and redevelopments at seven shopping centers located in Atlanta, Georgia; Marietta, Georgia; Schaumburg, Illinois; Leawood, Kansas; Overland Park, Kansas; Maple Grove, Minnesota and San Antonio, Texas at an aggregate cost of approximately $15.0 million. The Company’s joint ventures are currently expanding/redeveloping three shopping centers located in San Ysidro, California; Shawnee, Kansas; and North Olmsted, Ohio at a projected incremental cost of approximately $8.8 million. The Company is scheduled to commence one additional expansion project at the joint venture shopping center located in Deer Park, Illinois.

  Development (Wholly Owned) 2002

      The consolidated development projects are as follows:

•	Phase II of the Meridian, Idaho (a suburb of Boise) shopping center commenced construction in 2002, with completion scheduled for 2003.

•	The Company commenced construction during 2002 on the central quadrant of the Coon Rapids, Minnesota, Riverdale Village Shopping Center. This development will create an additional 295,000 square feet of retail space.

•	The Company broke ground during 2002 on two shopping center developments located in Riverdale, Utah and Long Beach, California.

•	The Company anticipates breaking ground in 2003 on a 100,000 square foot shopping center located in, St. Louis, Missouri (Southtown).

      The wholly-owned and consolidated development funding schedule as of December 31, 2002 is as follows (in millions):

Funded as of December 31, 2002	$147.9
Projected net funding during 2003	75.8
Projected net funding thereafter	26.1

Total	$249.8

  Development (Joint Ventures) 2002

      The Company has joint venture development agreements for five shopping center projects. These five projects have an aggregate projected cost of approximately $192.8 million and are currently scheduled for completion during 2003. The projects located in Long Beach, California (City Place) and Austin, Texas are being financed through the Prudential/ DDR Retail Value Fund. The other three projects are located in Littleton, Colorado; Coon Rapids, Minnesota and St. Louis, Missouri. The projects in Long Beach, California; Littleton, Colorado and Coon Rapids, Minnesota were substantially completed in 2002.

      The joint venture development funding schedule as of December 31, 2002 is as follows (in millions):

	DDR’s	JV Partners’	Proceeds from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total

Funded as of December 31, 2002	$19.7	$21.4	$121.0	$162.1
Projected net funding during 2003	0.1	0.2	23.4	23.7
Projected net funding thereafter	1.7	—	5.3	7.0

Total	$21.5	$21.6	$149.7	$192.8

  Retail Environment

      During 2002, certain national and regional retailers experienced financial difficulties and several have filed for protection under bankruptcy laws. However, the Company’s occupancy rates and lease rate have increased and rental rates have continued to grow. At December 31, 2002, the Company’s occupancy rate, lease rate and average rent per square rent per square foot were 95.9%, 95.1% and $10.58, respectively, compared to 95.4%, 94.8% and $10.03 at December 31, 2001.

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

  Employees

      As of February 28, 2003, the Company employed 344 full-time individuals, including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

  Qualification as a Real Estate Investment Trust

      The Company presently meets the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company generally will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Item 2.     PROPERTIES

      At December 31, 2002, the Portfolio Properties included 291 shopping centers and 37 business centers (151 of which are owned through joint ventures). The shopping centers consist of 279 community shopping centers and 12 enclosed mini-malls. The Portfolio Properties also include approximately 208 undeveloped acres primarily located adjacent to certain of the shopping centers. The shopping centers aggregate approximately 45.5 million square feet of Company-owned GLA (approximately 61.6 million square feet of total GLA) and are located in 43 states, principally in the East and Midwest, with significant concentrations in Ohio, Florida, Missouri, California and Texas. The business centers aggregate 4.4 million square feet of Company owned GLA and are located in 12 states, primarily in Texas.

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

      Shopping centers make up the largest portion of the Company’s portfolio, comprising 42.6 million (92.7%) square feet of Company-owned GLA and enclosed mini-malls account for 2.9 million (7.3%) square feet of Company-owned GLA. On December 31, 2002, the average annualized base rent per square foot of Company-owned GLA of the Company’s wholly-owned shopping centers was $9.18, and those owned through joint ventures was $13.69. The average annualized base rent per square foot of the Company’s business centers was $8.38.

      The following table sets forth, as of December 31, 2002, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the wholly owned properties and the Company’s proportionate share of joint venture properties:

	% of Shopping Center	% of Company-owned
	Base Rental Revenues	Shopping Center GLA

Wal-Mart	4.0%	7.2%
Kohl’s Dept. Store	3.0%	3.1%
Bed Bath & Beyond	2.4%	1.9%
Best Buy	2.3%	1.9%
OfficeMax	2.2%	2.0%
T. J. Maxx/ Marshall’s	2.2%	2.4%
AMC Theaters	2.1%	0.9%
Kmart	2.0%	4.9%
Petsmart	1.8%	1.3%
Gap/ Old Navy	1.7%	1.1%
Barnes & Noble/ B. Dalton	1.7%	1.0%
Lowe’s Home Centers	1.6%	2.1%
Toys R Us	1.3%	1.4%
Michaels	1.2%	0.9%
Home Depot	1.1%	1.2%
Cinemark Theatre	1.1%	0.8%
Ross Stores, Inc.	1.0%	1.0%
Linens N’ Things, Inc.	1.0%	0.7%
Kroger	1.0%	1.2%
Famous Footware	1.0%	0.6%
JC Penney	1.0%	2.1%

      In addition, as of December 31, 2002, unless otherwise indicated, with respect to the 291 shopping centers:

•	49 of these properties were developed by DDG, 27 were developed by the Company and the balance were acquired by the Company;

•	80 of these properties are anchored by a Wal-Mart, Kmart or Target store;

•	These properties range in size from 4,000 square feet to approximately 800,000 square feet of GLA (with 21 properties exceeding 400,000 square feet of GLA);

•	Approximately 67.4% of the Company-owned GLA of these properties is leased to national chains, including subsidiaries, with approximately 20.9% of the Company-owned GLA leased to regional chains and approximately 6.8% of the Company-owned GLA leased to local tenants;

•	Approximately 95.1% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2002 (and, with respect to the properties owned by the Company at December 31, for each of the five years beginning with 1998, between 93.4% and 96.5% of aggregate Company-owned GLA of these properties was occupied);

•	Eight wholly-owned properties are currently being expanded by the Company and three properties are being expanded which are owned by joint ventures. The Company is pursuing the expansion of four additional properties and

•	Four wholly-owned properties are currently being developed by the Company and five properties by the joint ventures.

Tenant Lease Expirations and Renewals

      The following table shows tenant lease expirations for the next ten years at the Company’s shopping centers, including joint ventures, and business centers assuming that none of the tenants exercise any of their renewal options:

					Percentage of	Percentage of
					Total Leased	Total Base
			Annualized	Average Base	Sq. Footage	Rental Revenues
	No. of	Approximate	Base Rent	Rent Per Sq. Foot	Represented	Represented
Expiration	Leases	Lease Area in	Under Expiring	Under Expiring	by Expiring	by Expiring
Year	Expiring	Square Feet	Leases	Leases	Leases	Leases

2003	738	3,362,020	$31,676,567	$9.42	8.2%	7.5%
2004	667	3,013,372	30,769,481	10.21	7.4%	7.3%
2005	588	3,608,984	36,004,152	9.98	8.8%	8.5%
2006	446	2,738,287	29,846,001	10.90	6.7%	7.1%
2007	447	3,412,331	36,782,400	10.78	8.3%	8.7%
2008	175	1,772,609	19,175,234	10.82	4.3%	4.5%
2009	137	2,264,046	22,770,194	10.06	5.5%	5.4%
2010	169	2,718,615	29,385,556	10.81	6.6%	7.0%
2011	199	3,904,496	44,218,216	11.32	9.5%	10.5%
2012	151	3,125,446	34,683,428	11.10	7.6%	8.2%

Total	3,717	29,920,206	$315,311,229	$10.54	72.9%	74.7%

      The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any new tenants will be obtained if not renewed.

      The Company’s 208 undeveloped acres generally consist of outlots, retail pads and expansion pads which are primarily located adjacent to certain of the shopping centers. The Company is pursuing an active marketing program to lease, develop or sell its undeveloped acres.

Developers Diversified Realty Corporation

Shopping Center Property List December 31, 2002

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

	Alabama
1	Birmingham, AL (Brook Highland)	Brook Highland Plaza 5291 Hwy 280 South	35242	SC	Fee		1994	1994
2	Birmingham, AL (Eastwood)	Eastwood Festival Center 7001 Crestwood Blvd	35210	SC	Fee		1989	1995
3	Birmingham, AL (Riverchase)	Riverchase Promenade Montgomery Highway	35244	SC	Fee		1989	2002
	Arizona
4	Ahwatukee, AZ	Foothills Towne Ctr (II) 4711 East Ray Road	85044	SC	Fee	(3)	1996	1997
5	Phoenix, AZ (Deer Valley)	Deer Valley Towne Center 2805 West Agua Fria Freeway	85027	SC	Fee	(3)	1996	1999
6	Phoenix, AZ (Peoria)	Arrowhead Crossing 7553 West Bell Road	85382	SC	Fee	(3)	1995	1996
	Arkansas
7	Fayetteville, AR	Spring Creek Centre 464 E. Joyce Boulevard	72703	SC	Fee		1997	1997
8	N. Little Rock, AR	McCain Plaza 4124 East McCain Boulevard	72117	SC	Fee		1991	1994
9	Russellville, AR	Valley Park Centre 3093 East Main Street	72801	SC	Fee		1992	1994

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

1	100.00%	383,006	$3,315,407	$8.90	97.2%	Winn Dixie Stores (2014), Rhodes/Marks Fitzgerald (2004), Goody’s (2004), Regal Cinemas, Inc. (2014), Stein Mart (2011), OfficeMax (2011), Michael’s (2009), Books-a-Million (2005), Lowes Home Centers (Not Owned)
2	100.00%	301,074	$1,741,033	$7.88	73.4%	Office Depot (2004), Burlington Coat Factory (2008), Regal Cinemas, Inc. (2006), Home Depot (Not Owned), Western Supermarkets (Not Owned)
3	100.00%	98,096	$1,209,020	$14.54	84.7%	Marshalls (2006)

4	50.00%	647,904	$9,183,129	$14.67	96.6%	Bassett Furniture (2010), Ashley Homestores (2011), Stein Mart (2011), AMC Theatre (2021), Barnes & Noble (2012), Babies ’R Us (2007), Ross Stores, Inc. (2007), OfficeMax (2012), JoAnn, Etc. (2010), Best Buy (2014)
5	50.00%	197,009	$2,782,509	$14.12	100.0%	Ross Stores (2009), OfficeMax (2013), PetSmart (2014), Michaels (2009), Target (Not Owned), AMC Theatres (Not Owned)
6	50.00%	346,430	$4,039,686	$11.95	97.6%	Staples (2009), Comp USA (2013), Mac Frugal’s (2010), Barnes & Noble (2011), T.J. Maxx (2005), Circuit City (2016), Oshman’s Sporting Goods, (2017), Bassett Furniture (2009), Linens ’N Things (2011), Fry’s (Not Owned)
7	100.00%	262,827	$2,934,724	$11.17	100.0%	T.J. Maxx (2005), Best Buy (2017), Goody’s (2013), Old Navy (2005), Bed, Bath & Beyond (2009), Wal- Mart Super Center (Not Owned), Home Depot (Not Owned)
8	100.00%	233,378	$1,238,781	$5.87	90.4%	Bed Bath & Beyond (2013), T.J. Maxx (2007), Cinemark Theatre- Tandy (2011), Burlington Coat Factory Whse (2014)
9	100.00%	272,245	$1,666,478	$6.33	96.7%	Wal-Mart Stores (2011), Stage (2005), J.C. Penney (2012)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2002

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

	California
10	Cameron Park, CA	Cameron Park 4082-4092 Cameron Park Drive	95682	SC	Fee	(3)	1999	2001
11	City of Industry, CA	Plaza at Puente Hills 17647-18271 Gale Avenue	91748	SC	Fee	(3)	1987	2001
12	Fullerton, CA	La Mancha North Harbor Blvd.	92632	SC	Fee	(3)	1973	2001
13	Lancaster, CA	Valley Central — Discount 44707-44765 Valley Central Way	93536	SC	Fee	(3)	1990	2001
14	Long Beach, CA	City Place 451 Long Beach Blvd.	90802	SC	Fee	(3)	2002	1	*
15	Mission Viejo, CA	Olympiad Plaza 23002-23072 Alicia Parkway	92691	SC	Fee	(3)	1989	2001
16	Oceanside, CA	Ocean Place Cinemas 401-409 Mission Avenue	92054	SC	Fee		2000	1	*
17	Pleasant Hill, CA	Downtown Pleasant Hill Trelahy and Crescent Roads	94523	SC	Fee	(3)	1999	2001
18	Richmond, CA (Hilltop)	Hilltop Plaza 3401 Blume Drive	94806	SC	Fee		1997	2002
19	Richmond, CA	Richmond City Center MacDonald Avenue	94801	SC	Fee	(3)	1993	2001
20	San Diego, CA	Carmel Mountain Plaza 11610 Carmel Mountain Road	92128	SC	Fee	(3)	1993	1995
21	San Francisco, CA (Retail)	Van Ness Plaza 1000 Van Ness Avenue	94109	SC	GL		1998	2002
22	San Ysidro, CA	San Ysidro Village Camino de la Plaza	92173	SC	Fee	(3)	1988	2000
	Colorado
23	Alamosa, CO	Alamosa Plaza 145 Craft Drive	81101	SC	Fee		1986	2	*

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

10	20.00%	103,414	$1,467,343	$14.93	95.0%	Safeway (2020)

11	20.00%	518,938	$6,264,412	$13.73	87.9%	Miller’s Outpost/Hub Dist (2008), Office Depot, Inc. (2012), Ikea (2007), Circuit City (2009)
12	20.00%	109,358	$967,229	$9.40	94.1%	Ralphs Grocery Store (2020), Ballard Wimer Brockett & Edwards (2004)
13	20.00%	459,529	$3,692,168	$11.03	72.8%	Wal-Mart (2010), Movies 12/Cinemark (2017), Wal-Mart (2010), Michael’s (2004), Marshall’s (2007), Circuit City (2011), Staples (2003), CostCo (Not Owned)
14	24.75%	242,114	$2,377,949	$10.39	94.5%	Nordstrom, Inc. (2012), Ross Stores, Inc (2013), Wal-Mart (2022), Albertson’s (Not Owned)
15	20.00%	45,600	$1,274,369	$27.95	100.0%

16	100.00%	75,345	$1,013,611	$15.31	87.9%	Regal Cinemas (2014)

17	20.00%	348,237	$5,986,998	$18.94	90.8%	Albertson’s (2020), Michael’s (2010), Borders Book & Music (2015), Century Theatres, Inc (2016), Bed, Bath & Beyond (2010), Ross Stores, Inc (2010)
18	100.00%	248,474	$3,641,378	$14.82	98.9%	OfficeMax (2011), PetSmart (2012), Ross Dress For Less (2008), Barnes & Noble Booksellers (2011), Circuit City (2017), Century Theatre (2016)
19	20.00%	76,692	$1,122,607	$14.64	100.0%	Walgreens (2033), Food 4 Less/FoodsCo (2013)
20	20.00%	440,228	$6,826,871	$15.72	98.6%	Pacific Theatres (2013), Sportsmart (2008), Circuit City (2009), Marshalls (2009), Ross Dress For Less (2004), Michael’s (2004), K Mart (2018), Mervyn’s (Not Owned)
21	100.00%	123,755	$4,333,900	$35.34	99.1%	Crunch Fitness Int’l, Inc. (2008), Amc Van Ness 14 Theatres (2018)
22	20.00%	258,003	$1,411,484	$8.92	61.3%	K-Mart (2006)

23	100.00%	19,875	$110,320	$9.23	60.1%	Big “R” (Not Owned), City Market (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2002

				Type of
			Zip	Property	Ownership	Year	Year
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired

24	Denver, CO	Tamarac Square 7777 E. Hampden	80231	SC	Fee	1976	2001
25	Denver, CO (Centennial)	Centennial Promenade 9555 E. County Line Road	80223	SC	Fee	1997	1997
26	Littleton, CO	Aspen Grove 7301 South Santa Fe	80120	SC	Fee (3)	2002	2001
27	Trinidad, CO	Trinidad Plaza Hwy 239 @ 125 Frontage Road	81082	SC	Fee	1986	2	*
	Connecticut
28	Plainville, CT	Connecticut Commons I-84 & Rte 9	06062	SC	Fee	1999	1	*
29	Waterbury, CT	Kmart Plaza 899 Wolcott Street	06705	SC	GL	1973	2	*
	Florida
30	Bayonet Point, FL	Point Plaza US 19 & SR 52	34667	SC	Fee	1985	2	*
31	Brandon, FL	Kmart Shopping Center 1602 Brandon Blvd.	33511	SC	GL	1972	2	*
32	Crystal River, FL	Crystal River Plaza 420 Sun Coast Hwy	33523	SC	Fee	1986	2	*
33	Daytona Beach, FL	Volusia 1808 W. International Speedway	32114	SC	Fee	1984	2001
34	Fern Park, FL	Fern Park Shopping Center 6735 US #17-92 South	32720	SC	Fee	1970	2	*
35	Jacksonville, FL	Jacksonville Regional 3000 Dunn Avenue	32218	SC	Fee	1988	1995
36	Marianna, FL	The Crossroads 2814-2822 Highway 71	32446	SC	Fee	1990	2	*
37	Melbourne, FL	Melbourne Shopping Center 750-850 Apollo Boulevard	32935	SC	GL	1978	2	*

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

24	100.00%	165,768	$1,557,786	$12.16	77.3%	Madstone Theatres (2007), The Gap, Inc. (2003)
25	100.00%	418,637	$6,226,436	$15.48	96.1%	Golfsmith Golf Center (2007), Soundtrack (2017), Ross Dress For Less (2008), OfficeMax (2012), Michael’s (2007), Toys R Us (2011), Borders (2017), Loehmann’s R.E. Holdings, Inc. (2012), American Furniture Superstore (Not Owned), R.E.I. (Not Owned)
26	50.00%	259,189	$6,149,858	$27.75	85.5%	Gap (2012), Talbots (2012), Pier 1 Imports (2011), Pottery Barn (2014), Champs (2012)
27	100.00%	63,836	$129,014	$5.33	37.9%	Big “R” (Not Owned)
28	100.00%	465,453	$5,144,686	$11.05	100.0%	Lowe’s of Plainville (2019), Kohl’s I-84 & RTE 9 (2022), K Mart Corporation (2019), A.C. Moore (2014), Old Navy (2011), Levitz Furniture (2015), Linens ’N Things (2017), Loew’s Theatre (Not Owned)
29	100.00%	124,310	$417,500	$3.36	100.0%	K Mart (2003), Jo-Ann Stores (2010)
30	100.00%	203,580	$1,129,620	$5.82	95.3%	Publix Super Markets (2005), Beall’s (2007), T.J. Maxx (2010)
31	100.00%	161,900	$511,181	$3.21	98.4%	K mart (2007), Scotty’s (Not Owned)
32	100.00%	160,359	$669,460	$6.71	62.2%	Beall’s (2012), Beall’s Outlet (2006)
33	100.00%	75,366	$924,416	$12.27	100.0%	TJMF, Inc. (2004), Marshalls of MA, Inc. (2005)
34	100.00%	16,000	$82,200	$8.56	60.0%
35	100.00%	219,735	$1,290,224	$6.25	94.0%	J.C. Penney (2007), Winn Dixie Stores (2009)
36	100.00%	63,894	$438,922	$7.28	94.4%	Beall’s (2005), Wal-Mart (Not Owned)
37	100.00%	121,913	$159,709	$4.23	31.0%

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2002

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

38	Naples, FL	Carillon Place 5010 Airport Road North	33942	SC	Fee	(3)	1994	1995
39	Ormond Beach, FL	Ormond Towne Square 1458 West Granada Blvd	32174	SC	Fee		1993	1994
40	Oviedo, FL	Oviedo Park Crossing Rte 417 & Red Bug Lake Road	32765	SC	Fee		1999	1	*
41	Palm Harbor, FL	The Shoppes of Boot Ranch 300 East Lakeroad	34685	SC	Fee		1990	1995
42	Pensacola, FL	Palafox Square 8934 Pensacola Blvd	32534	SC	Fee		1988	1	*
43	Spring Hill, FL	Mariner Square 13050 Cortez Blvd.	34613	SC	Fee		1988	2	*
44	Tampa, FL (Dale)	North Pointe Plaza 15001-15233 North Dale Mabry	33618	SC	Fee		1990	2	*
45	Tampa, FL (Waters)	Town N’ Country 7021-7091 West Waters Avenue	33634	SC	Fee		1990	2	*
46	Tarpon Springs, FL	Tarpon Square 41232 U.S. 19, North	34689	SC	Fee		1974	2	*
47	West Pasco, FL	Pasco Square 7201 County Road 54	34653	SC	Fee		1986	2	*
	Georgia
48	Atlanta, GA (Duluth)	Pleasant Hill Plaza 1630 Pleasant Hill Road	30136	SC	Fee		1990	1994
49	Atlanta, GA (Perimeter)	Perimeter Pointe 1155 Mt. Vernon Highway	30136	SC	Fee	(3)	1995	1995
50	Marietta, GA	Town Center Prado 2609 Bells Ferry Road	30066	SC	Fee	(3)	1995	1995
	Idaho
51	Idaho Falls, ID	Country Club Mall 1515 Northgate Mile	83401	SC	Fee		1976	1998

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

38	20.00%	267,838	$3,035,185	$11.33	100.0%	Winn Dixie (2014), T.J. Maxx (2009), Ross Dress For Less (2005), Circuit City (2015), OfficeMax (2010)
39	100.00%	234,045	$1,935,168	$8.27	100.0%	K mart (2018), Beall’s (2004), Publix Super Markets (2013)
40	100.00%	186,212	$1,906,152	$10.24	100.0%	OfficeMax (2014), Ross Dress For Less (2010), Michael’s (2009), T.J. Maxx (2010), Linens ’N Things (2011), Lowe’s (Not Owned)
41	100.00%	52,395	$833,744	$16.63	95.7%	Target (Not Owned), Albertson’s (Not Owned)
42	100.00%	17,150	$199,507	$12.55	92.7%

43	100.00%	192,073	$992,041	$7.58	68.1%	Beall’s (2006), Wal-Mart (Not Owned)
44	100.00%	104,473	$1,176,351	$11.60	97.1%	Publix Super Markets (2010), Wal- Mart (Not Owned)
45	100.00%	134,366	$1,047,944	$8.40	92.8%	Beall’s (2005), Kash ’N Karry-2 Store (2010), Wal-Mart (Not Owned)
46	100.00%	198,797	$1,360,097	$6.84	100.0%	K mart (2009), Big Lots (2007), Staples Superstore (2013)
47	100.00%	135,421	$872,724	$9.04	71.3%	Publix Super Markets (2006), Plymouth Blimpie, Inc. (2006), Beall’s (Not Owned)
48	100.00%	99,025	$1,330,347	$14.24	94.3%	Office Depot (2005), Wal-Mart (Not Owned)
49	20.00%	343,115	$4,691,487	$14.55	93.9%	Michael’s (2010), Stein Mart (2010), Babies R Us (2007), The Sports Authority (2012), L.A. Fitness Sports Clubs (2016), Office Depot (2012), St. Joseph’s Hospital/Atlanta (2006), United Artists Theatre (2015)
50	20.00%	318,243	$3,423,952	$12.21	88.1%	Stein Mart (2007), Ross Dress For Less (2013), Publix (2015), Crunch Fitness International (2011)
51	100.00%	148,593	$817,766	$6.54	84.2%	Office Max (2011), Alamo Group (2006), Fred Meyer (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2002

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

52	Meridian, ID	Meridian Crossroads Eagle and Fairview Road	83642	SC	Fee		1999	1	*
	Illinois
53	Deer Park, IL	Deer Park Town Center 20503 North Rand Road	60074	SC	Fee	(3)	2000	1	*
54	Harrisburg, IL	Arrowhead Point 701 North Commercial	62946	SC	Fee		1991	1994
55	Kildeer, IL	The Shops at Kildeer 20505 North Highway 12	60047	SC	Fee	(3)	2001	2001
56	Mount Vernon, IL	Times Square Mall 42nd and Broadway	62864	MM	Fee		1974	2	*
57	Schaumburg, IL	Woodfield Village Green 1430 East Golf Road	60173	SC	Fee	(3)	1993	1995
	Indiana
58	Bedford, IN	Town Fair Center 1320 James Avenue	47421	SC	Fee		1993	2	*
59	Connersville, IN	Whitewater Trade Center 2100 Park Road	47331	SC	Fee		1991	2	*
60	Highland, IN	Highland Grove Shopping Center Highway 41 & Main Street	46322	SC	Fee		1995	1996
	Iowa
61	Cedar Rapids, IA	Northland Square 303-367 Collins Road, NE	52404	SC	Fee		1984	1998
62	Ottumwa, IA	Quincy Place Mall 1110 Quincy Avenue	52501	MM	Fee		1990	2	*
	Kansas
63	Leawood, KS	Town Center Plaza 5100 W 119th Street	66209	SC	Fee	(3)	1990	1998

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

52	100.00%	405,123	$4,474,564	$11.08	99.7%	Bed Bath & Beyond (2011), Old Navy (2005), Shopko Stores, Inc. (2020), Office Depot (2010), Ross Dress For Less (2012), Marshalls (2012), Sportsman’s Warehouse (2015)
53	24.75%	267,516	$6,772,265	$26.48	95.6%	Gap (2010)
54	100.00%	167,074	$879,805	$5.48	96.2%	Wal-Mart Stores (2011), Mad-Pricer Store/Roundy’s (2011)
55	10.00%	155,490	$2,909,910	$19.01	98.5%	Bed Bath & Beyond (2012), Circuit City (2017), Old Navy (2006)
56	100.00%	268,263	$802,664	$3.89	76.9%	Sears (2013), J.C. Penney (2007)
57	20.00%	501,319	$7,138,225	$15.89	89.6%	Circuit City (2009), Off 5th (2011), OfficeMax (2010), Container Store (2011), Sports Authority Store (2013), Marshalls (2009), Nordstrom Rack (2009), Borders Books (2009), Expo Design Center (2019), Costco (Not Owned), Prairie Rock Restaurant (Not Owned)
58	100.00%	223,431	$1,346,377	$6.03	100.0%	K mart (2008), Goody’s (2003), J.C. Penney (2008), Buehler’s Buy Low (2010)
59	100.00%	141,791	$853,495	$6.09	98.8%	Cox New Market (2011), Wal-Mart Stores (2011)
60	100.00%	295,193	$3,166,922	$11.22	95.7%	Marshall’s (2011), Kohl’s (2016), Circuit City (2016), Office Max (2012), Target (Not Owned), Jewel (Not Owned), Borders (Not Owned)
61	100.00%	187,068	$1,760,537	$9.41	100.0%	TJ Maxx (2004), Office Max (2010), Barnes & Noble (2010), Kohl’s (2021)
62	100.00%	194,703	$1,313,964	$7.26	93.0%	Herberger’s (2005), J.C. Penney (2005), Office Max (2015), Wal- Mart (Not Owned), Target (Not Owned)
63	50.00%	412,922	$7,003,901	$26.24	64.6%	Barnes & Noble (2011)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2002

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

64	Merriam, KS	Merriam Town Center 5700 Antioch Road	66202	SC	Fee	(3)	1998	1	*
65	Olathe, KS (Devonshire)	Devonshire Village 127th Street & Mur-Len Road	66062	SC	Fee	(3)	1987	1998
66	Overland Park, KS (Cherokee)	Cherokee North Shopping Ctr. 8800-8934 W 95th Street	66212	SC	Fee	(3)	1987	1998
67	Shawnee, KS (Quivira Parcel)	Ten Quivira Parcel 63rd St. & Quivira Road	66216	SC	Fee	(3)	1972	1998
68	Shawnee, KS (Ten Quivira)	Ten Quivira Shopping Center 63rd Street & Quivira Road	66216	SC	Fee	(3)	1992	1998
69	Wichita, KS (Eastgate)	Eastgate Plaza South Rock Road	67207	SC	Fee		1955	2002
	Kentucky
70	Hazard, KY	Grand Vue Plaza Kentucky Highway 80	41701	SC	Fee		1978	2	*
	Maine
71	Brunswick, ME	Cook’s Corners 172 Bath Road	04011	SC	GL		1965	1997
	Maryland
72	Salisbury, MD	The Commons E. North Point Drive	21801	SC	Fee		1999	1	*
73	Salisbury, MD	The Commons (Phase III) North Pointe Drive	21801	SC	Fee	(3)	2000	1	*
	Massachusetts
74	Everett, MA	Gateway Center 1 Mystic View Road	02149	SC	Fee		2001	1	*

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

64	50.00%	344,009	$3,927,609	$11.42	100.0%	OfficeMax (2013), PetSmart (2019), Hen House (2018), Marshalls (2008), Dick’s Sporting Goods (2016), Cinemark/Tinseltown (2018), Home Depot (Not Owned)
65	23.75%	48,732	$339,837	$7.80	89.4%

66	23.75%	55,565	$337,828	$8.91	68.2%

67	23.75%	12,000	$194,271	$16.19	100.0%

68	23.75%	162,843	$835,907	$5.62	91.3%	Price Chopper Foods (2005), Westlake Hardware (2005)
69	100.00%	205,200	$1,859,271	$11.66	77.7%	OfficeMax (2007), TJ Maxx (2006), Barnes & Noble (2012)
70	100.00%	111,492	$375,505	$4.31	78.1%	Wright Lumber (2007)

71	100.00%	314,620	$2,381,156	$7.91	95.7%	Hoyts Cinemas Brunswik (2010), Brunswick Bookland (2004), Big Lots (2008), T J Maxx (2004), Sears (2012)
72	100.00%	98,635	$1,233,243	$12.50	100.0%	OfficeMax (2013), Michael’s (2009), Target (Not Owned), Home Depot (Not Owned)
73	50.00%	27,500	$346,500	$12.60	100.0%

74	100.00%	229,682	$3,453,861	$15.54	96.8%	Bed Bath & Beyond (2011), Old Navy (2011), OfficeMax (2020), Babies ’R’ Us (2013), Michael’s (2012), Target (Not Owned), Home Depot (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2002

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

75	Framingham, MA	Shopper’s World 1 Worcester Road	01701	SC	Fee	(3)	1994	1995
	Michigan
76	Bad Axe, MI	Huron Crest Plaza 850 North Van Dyke Road	48413	SC	Fee		1991	2	*
77	Cheboygan, MI	Kmart Shopping Plaza 1109 East State	49721	SC	Fee		1988	2	*
78	Detroit, MI	Belair Center 8400 E. Eight Mile Road	48234	SC	GL		1989	1998
79	Gaylord, MI	Pine Ridge Square 1401 West Main Street	49735	SC	Fee		1991	2	*
80	Houghton, MI	Copper Country Mall Highway M26	49931	MM	Fee		1981	2	*
81	Howell, MI	Grand River Plaza 3599 East Grand River	48843	SC	Fee		1991	2	*
82	Mt. Pleasant, MI	Indian Hills Plaza 4208 E Blue Grass Road	48858	SC	Fee		1990	2	*
83	Sault St. Marie, MI	Cascade Crossings 4516 I-75 Business Spur	49783	SC	Fee		1993	1994
84	Walker, MI	Green Ridge Square 3390-B Alpine Ave NW	49504	SC	Fee		1989	1995
	Minnesota
85	Bemidji, MN	Paul Bunyan Mall 1201 Paul Bunyan Drive	56601	MM	Fee		1977	2	*
86	Brainerd, MN	Westgate Mall 1200 Highway 210 West	56401	MM	Fee		1985	2	*
87	Coon Rapids, MN	Riverdale Village 12921 Riverdale Drive	55433	SC	Fee	(3)	1999	1	*

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

75	20.00%	768,555	$13,470,035	$17.53	100.0%	Toys R Us (2020), Jordon Marsh /Federated (2020), TJ Maxx (2010), Babies ’R’ Us (2013), DSW Shoe Warehouse (2007), A.C. Moore (2007), Marshalls (2011), Bobs (2011), Linens ’N Things (2011), Sports Authority (2015), OfficeMax (2011), Best Buy (2014), Barnes & Noble (2011), General Cinema (2014)
76	100.00%	63,415	$534,308	$8.64	97.5%	Great A & P Tea (2012), Wal-Mart (Not Owned)
77	100.00%	95,094	$428,543	$4.51	100.0%	Carter’s Food Center (2004), K mart (2005) (Not Owned)
78	100.00%	343,502	$2,188,440	$9.28	68.7%	Phoenix Theaters (2011), Bally Total Fitness (2016), Big Lots Stores, Inc. (2008), Target (Not Owned)
79	100.00%	190,482	$1,046,781	$5.50	100.0%	Wal-Mart Stores (2010), Buy Low/Roundy’s (2011)
80	100.00%	257,863	$753,878	$5.10	57.3%	J.C. Penney (2005), OfficeMax (2014)
81	100.00%	215,047	$1,300,770	$6.05	100.0%	Wal-Mart Stores (2011), Kroger (2012)
82	100.00%	248,963	$1,391,096	$6.11	91.5%	Wal-Mart Stores (2009), Big Lots (2004), Kroger (2011)
83	100.00%	270,761	$1,771,706	$6.59	99.3%	Wal-Mart Stores (2012), J.C. Penney (2008), Office Max (2013), Glen’s Market (2013)
84	100.00%	133,892	$1,439,205	$11.15	96.4%	T.J. Maxx (2005), Office Depot (2005), Target (Not Owned), Media Play (Not Owned), Toys R Us (Not Owned), Circuit City (Not Owned)
85	100.00%	297,586	$1,388,682	$5.04	92.5%	K mart (2007), Herberger’s (2005), J.C. Penney (2003)
86	100.00%	260,319	$1,935,302	$7.52	98.9%	K mart (2004), Herberger’s (2013), Movies 10/Westgate Mall (2011)
87	25.00%	472,721	$4,111,608	$8.80	98.8%	Kohl’s (2020), Jo-Ann Stores (2010), Linens ’N Things (2016), Old Navy (2007), Sears, Roebuck and Co. (2017), Sportsmen’s Warehouse (2017), Best Buy Stores, L.P. (2013), CostCo (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2002

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

88	Eagan, MN	Eagan Promenade 1299 Promenade Place	55122	SC	Fee	(3)	1997	1997
89	Hutchinson, MN	Hutchinson Mall 1060 SR 15	55350	MM	Fee		1981	2	*
90	Minneapolis, MN (Maple Grove)	Maple Grove Crossing Weaver Lake Road & I-94	55369	SC	Fee	(3)	1995	1996
91	St. Paul, MN	Midway Marketplace 1450 University Avenue West	55104	SC	Fee		1995	1997
92	Worthington, MN	Northland Mall 1635 Oxford Street	56187	MM	Fee		1977	2	*
	Mississippi
93	Starkville, MS	Starkville Crossing 882 Highway 12 West	39759	SC	Fee		1990	1994
94	Tupelo, MS	Big Oaks Crossing 3850 N Gloster St	38801	SC	Fee		1992	1994
	Missouri
95	Arnold, MO	Jefferson County Plaza Vogel Road	63010	SC	Fee	(3)	2002	1	*
96	Fenton, MO	Fenton Plaza Gravois & Highway 141	63206	SC	Fee		1970	2	*
97	Independence, MO	Independence Commons 900 East 39th Street	64057	SC	Fee		1995	1995
98	Kansas City, MO (Brywood)	Brywood Center 8600 E. 63rd Street	64133	SC	Fee	(3)	1972	1998
99	Kansas City, MO (Willow)	The Shops @ Willow Creek 101st Terrace & Wornall Road	64114	SC	Fee	(3)	1973	1998
100	Springfield, MO (Morris)	Morris Corners 1425 East Battlefield	65804	SC	GL		1989	1998

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

88	50.00%	293,007	$3,167,045	$11.81	91.5%	Byerly’s (2016), Barnes & Noble (2012), OfficeMax (2013), Michael’s (2008), T J Maxx (2007), Bed Bath & Beyond (2012), Ethan Allen (Not Owned)
89	100.00%	121,001	$651,342	$6.00	89.7%	J.C. Penney (2006), Kmart (Not Owned)
90	50.00%	267,029	$2,832,056	$10.61	100.0%	Kohl’s (2016), Barnes & Noble (2011), Gander Mountain (2011), Michaels Stores, Inc. (2012), Bed, Bath & Beyond (2012), Cub Foods (Not Owned)
91	100.00%	324,354	$2,608,558	$8.04	100.0%	K mart (2022), Cub Foods (2015), PetSmart (2011), Mervyn’s (2016), Herberger’s (Not Owned), Borders Books & Music (Not Owned)
92	100.00%	185,658	$619,582	$5.19	64.3%	J.C. Penney (2007), Hy Vee Food Stores (2011)
93	100.00%	234,652	$1,161,098	$5.16	95.9%	Wal-Mart Stores (2015), J.C. Penney (2010), Kroger (2012)
94	100.00%	348,236	$1,942,244	$5.62	99.3%	Sam’s Wholesale Club (2012), Goody’s (2007), Wal-Mart Stores (2012)
95	50.00%	21,767	$268,804	$12.35	100.0%	Home Depot (Not Owned), Target (Not Owned)
96	100.00%	93,548	$710,591	$9.56	79.5%
97	100.00%	382,955	$4,408,845	$11.60	99.3%	Kohl’s Department (2016), Bed, Bath & Beyond (2012), Marshalls (2012), Rhodes Furniture, Inc. (2016), Barnes & Noble (2011), AMC Theatre (2015)
98	23.75%	208,234	$880,720	$4.90	86.3%	Big Lots (2004), Price Chopper (2004)
99	23.75%	15,205	$255,784	$16.82	100.0%
100	100.00%	56,033	$414,474	$7.40	100.0%	Toys R Us (2013)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2002

				Type of
			Zip	Property	Ownership	Year	Year
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired

101	St. Louis (Sunset), MO	Plaza At Sunset Hill 10980 Sunset Plaza	63128	SC	Fee	1997	1998
102	St. Louis, MO (Clocktower)	Clocktower Place 11298 W. Florissant Ave.	63033	SC	Fee (3)	1998	1998
103	St. Louis, MO (Keller Plaza)	Keller Plaza 4500 Lemay Ferry Road	63129	SC	Fee	1987	1998
104	St. Louis, MO (Brentwood)	Promenade At Brentwood 1 Brentwood Promenade Court	63144	SC	Fee	1998	1998
105	St. Louis, MO (Gravois Village)	Gravois Village 4523 Gravois Village Plaza	63049	SC	Fee	1983	1998
106	St. Louis, MO (Home Quarters)	Home Quarters 6303 S. Linbergh Blvd	63123	SC	Fee	1992	1998
107	St. Louis, MO (Olympic Oaks)	Olympic Oaks Village 12109 Manchester Road	63121	SC	Fee	1985	1998
	Nevada
108	Las Vegas, NV (Decatur)	Family Center @ Las Vegas 14833 West Charleston Blvd	89102	SC	Fee	1973	1998
109	Reno, NV	Reno Riverside East First Street and Sierra	89505	SC	Fee	2000	2000
	New Jersey
110	Princeton, NJ	Nassau Park Shopping Center Route 1 & Quaker Bridge Road	42071	SC	Fee	1995	1997
111	Princeton, NJ (Pavilion)	Nassau Park Pavilion Route 1 & Quaker Bridge Road	42071	SC	Fee	1999	1	*
	New Mexico
112	Los Alamos, NM	Mari Mac Village 800 Trinity Drive	87533	SC	Fee	1978	2	*
	North Carolina
113	Durham, NC	Oxford Commons 3500 Oxford Road	27702	SC	Fee	1990	2	*
114	New Bern, NC	Rivertowne Square 3003 Claredon Blvd	28561	SC	Fee	1989	2	*

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

101	100.00%	417,326	$4,792,719	$11.54	99.5%	Bed Bath & Beyond (2012), Marshalls of Sunset Hills (2012), Home Depot (2023), PetSmart (2012), Borders (2011), Toys R Us (2013), Comp USA Computer Super (2013)
102	50.00%	211,045	$2,119,869	$10.21	98.4%	TJ Maxx (2008), Office Depot (2008), Dierberg’s Marketplace, Inc. (2007)
103	100.00%	52,842	$178,980	$7.84	43.2%	Sam’s (Not Owned)

104	100.00%	299,584	$3,931,703	$13.12	100.0%	Target (2023), Bed Bath & Beyond (2004), PetSmart (2014), Sports Authority (2013)
105	100.00%	110,992	$627,296	$5.82	97.2%	K mart (2008)

106	100.00%	91,783	$321,240	$3.50	100.0%	Weekends Only Furniture (2007)

107	100.00%	92,372	$1,424,577	$15.42	100.0%	TJ Maxx (2006)

108	100.00%	49,555	$455,812	$9.58	96.0%	Albertson’s (Not Owned)

109	100.00%	52,589	$33,748	$0.65	99.5%	Century Theatre, Inc. (2014)

110	100.00%	211,649	$3,696,446	$19.19	91.0%	Borders (2011), Best Buy (2012), Linens ’N Things (2011), PetSmart (2011), Wal-Mart (Not Owned), Sam’s (Not Owned), Home Depot (Not Owned), Target (Not Owned)
111	100.00%	202,622	$3,099,250	$15.30	100.0%	Dick’s Sporting Good (2015), Michael’s (2009), Kohl’s (2019), Wegman’s Market (Not Owned)
112	100.00%	97,970	$532,378	$6.10	89.1%	Smith’s Food & Drug Centers (2007), Furr’s Pharmacy (2003), Beall’s (2009)
113	100.00%	205,349	$1,206,710	$6.66	88.2%	Food Lion (2010), Burlington Coat Factory (2007), Wal-Mart (Not Owned)
114	100.00%	68,130	$562,368	$8.41	98.2%	Goody’s (2007), Wal-Mart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2002

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

115	Washington, NC	Pamlico Plaza 536 Pamlico Plaza	27889	SC	Fee		1990	2	*
116	Waynesville, NC	Lakeside Plaza 201 Paragon Parkway	28721	SC	Fee		1990	2	*
117	Wilmington, NC	University Centre S. College Rd & New Centre Dr.	28403	SC	Fee		1989	2	*
	North Dakota
118	Dickinson, ND	Prairie Hills Mall 1681 Third Avenue	58601	MM	Fee		1978	2	*
119	Grand Forks, ND	Office Max 2500 S Columbia Road	58201	SC	Fee	(3)	1978	1999
	Ohio
120	Ashland, OH	Claremont Plaza US Route 42	44805	SC	Fee		1977	2	*
121	Aurora, OH	Barrington Town Square 70-130 Barrington Town Square	44202	SC	Fee		1996	1	*
122	Bellefontaine, OH	South Main Street Plaza 2250 South Main Street	43311	SC	Fee		1995	1998
123	Boardman, OH	Southland Crossing I-680 & US Route 224	44514	SC	Fee		1997	1	*
124	Canton, OH (Everhard Road)	Belden Park Crossings 5496 Dressler Road	44720	SC	Fee		1995	1	*
125	Canton, OH (Phase II)	Belden Park Crossings (II) Dressler Road	44720	SC	Fee		1997	1	*
126	Chillicothe, OH	Chillicothe Place 867 N Bridge Street	45601	SC	GL		1974	2	*
127	Cincinnati, OH	Glenway Crossing 5100 Glencrossing Way	45238	SC	Fee		1990	2	*
128	Cleveland, OH (West 65th)	Kmart Plaza — West 65th 3250 West 65th Street	44102	SC	Fee		1977	2	*
129	Columbus, OH (Dublin Village)	Dublin Village Center 6561-6815 Dublin Center Drive	43017	SC	Fee	(3)	1987	1998

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

115	100.00%	93,527	$492,586	$5.27	100.0%	Wal-Mart Stores (2009), Wal-Mart (Not Owned)
116	100.00%	181,894	$1,152,933	$6.34	100.0%	Wal-Mart Store (2011), Food Lion (2011)
117	100.00%	410,491	$3,317,164	$9.49	85.2%	Barnes & Noble (2007), Lowe’s Home Center (2014), Old Navy (2006), Bed Bath & Beyond (2012), Ross Dress For Less (2012), Goody’s (2005), Sam’s (Not Owned)
118	100.00%	267,506	$1,171,621	$4.56	96.1%	K mart (2003), Herberger’s (2005), J.C. Penney (2003)
119	83.75%	31,812	$0	$0.00	0.0%

120	100.00%	110,656	$72,773	$2.68	24.5%	Quality Stores (2005)

121	100.00%	64,700	$771,705	$13.15	90.7%	Heinen’s (Not Owned)

122	100.00%	52,399	$432,292	$8.25	100.0%	Goody’s Store (2010), Staples (2010)
123	100.00%	506,254	$4,082,024	$8.14	99.1%	Lowe’s Companies (2016), Babies ’R’ Us (2009), Staples Store (2012), Dicks Clothing & Sporting (2012), Wal-Mart Stores (2017), PetSmart (2013), Giant Eagle, Inc (2018)
124	100.00%	257,344	$2,554,242	$10.60	93.6%	Dick’s Clothing & Sporting (2010), DSW Shoe Warehouse (2011), Kohl’s Department Store (2016)
125	100.00%	236,105	$2,075,260	$9.46	92.9%	Value City Furniture (2011), H.H. Gregg Appliances (2011), Jo-Ann Stores (2008), PetSmart (2013)
126	100.00%	236,009	$1,822,035	$7.72	100.0%	Lowe’s Home Centers (2015), Kroger (2016), Office Max (2013)
127	100.00%	235,616	$1,966,516	$9.78	85.4%	Winn Dixie Stores (2010)

128	100.00%	49,420	$265,724	$5.51	97.6%	Great A & P Tea (2007), Kmart (Not Owned)
129	80.01%	326,912	$1,581,809	$12.98	37.3%	AMC Theatre (2007), B.J.’s Wholesale Club (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2002

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

130	Columbus, OH (Easton Market)	Easton Market 3740 Easton Market	43230	SC	Fee		1998	1998
131	Columbus, OH (Lennox Town)	Lennox Town Center 1647 Olentangy River Road	43212	SC	Fee	(3)	1997	1998
132	Columbus, OH (Sun Center)	Sun Center 3622-3860 Dublin Granville Rd	43017	SC	Fee	(3)	1995	1998
133	Dayton, OH	Washington Park 615-799 Lyons Road	45458	SC	Fee	(3)	1990	1998
134	Dublin, OH (Perimeter Center)	Perimeter Center 6644-6804 Perimeter Loop Road	43017	SC	Fee		1996	1998
135	Eastlake, OH	Kmart Plaza 33752 Vine Street	44094	SC	Fee		1971	2	*
136	Elyria, OH	Elyria Shopping Center 825 Cleveland	44035	SC	Fee		1977	2	*
137	Grove City, OH (Derby Square)	Derby Square Shopping Center 2161-2263 Stringtown Road	43123	SC	Fee		1992	1998
138	Hamilton, OH	H.H. Greg 1371 Main Street	43450	SC	Fee		1986	1998
139	Hillsboro, OH	Hillsboro Shopping Center 1100 North High Street	45133	SC	Fee		1979	2	*
140	Huber Hts., OH	North Heights Plaza 8280 Old Troy Pike	45424	SC	Fee		1990	2	*
141	Lebanon, OH	Countryside Place 1879 Deerfield Road	45036	SC	Fee		1990	2	*
142	Macedonia, OH	Macedonia Commons Macedonia Commons Blvd.	44056	SC	Fee	(3)	1994	1994
143	Macedonia, OH (Phase II)	Macedonia Commons (Phase II) 8210 Macedonia Commons	44056	SC	Fee		1999	1	*
144	Niles, OH	Great East Plaza 909 Great East Plaza	44446	SC	Fee		1980	1999

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

130	100.00%	509,611	$6,021,799	$11.82	100.0%	CompUSA, Inc (2013), Staples, Inc. (2013), PetSmart, Inc. (2015), Golfsmith Golf Center (2013), Michael’s (2013), Galyan’s (2013), DSW Shoe Warehouse (2012), Kittle’s Home Furnishings (2012), Bed Bath & Beyond, Inc. (2014), TJ Maxx (2008)
131	50.00%	352,913	$3,344,654	$9.48	100.0%	Target (2016), Barnes & Noble (2007), Staples (2011), AMC Theatres Lennox (2021)
132	79.45%	305,428	$3,218,121	$10.99	95.9%	Babies R Us (2011), Michael’s (2013), Rhodes Furniture (2012), Stein Mart (2007), Big Bear (2016), Staples (2010)
133	49.29%	212,369	$1,004,621	$8.60	55.0%	Books A Million (2005)
134	100.00%	137,556	$1,532,533	$11.87	93.9%	Big Bear (2016)
135	100.00%	4,000	$0	$0.00	0.0%	Kmart (Not Owned)
136	100.00%	150,200	$521,970	$7.44	46.7%	First Nat’l Supermarket (2010)
137	100.00%	128,210	$1,319,967	$10.30	100.0%	Big Bear (2012)
138	100.00%	40,000	$230,000	$5.75	100.0%	Roundy’s (2006)
139	100.00%	58,564	$146,495	$7.90	31.6%	Bob & Carl’s (Not Owned)
140	100.00%	163,741	$1,671,414	$10.45	97.6%	Cub Foods (2011), Wal-Mart (Not Owned)
141	100.00%	27,500	$109,684	$8.99	44.4%	Wal-Mart (Not Owned), Erb Lumber (Not Owned)
142	50.00%	233,639	$2,440,023	$10.44	100.0%	First Natl. Supermarkets (2018), Kohl’s (2016), Wal-Mart (Not Owned)
143	100.00%	169,481	$1,601,734	$9.45	100.0%	Cinemark (2019), Home Depot (2020)
144	83.75%	67,100	$0	$0.00	0.0%

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2002

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

145	North Olmsted, OH	Great Northern Plaza North 25859-26437 Great Northern	44070	SC	Fee		1958	1997
146	North Olmsted, OH (Babies)	Babies R’ Us Plaza 26520 Lorain Avenue	44070	SC	Fee	(3)	1978	1999
147	Pataskala, OH	Village Market/RiteAid Center 78-80 Oak Meadow Drive	43062	SC	Fee		1980	1998
148	Pickerington, OH	Shoppes At Turnberry 1701-1797 Hill Road North	43147	SC	Fee		1990	1998
149	Solon, OH	Uptown Solon Kruse Drive	44139	SC	Fee		1998	1	*
150	Stow, OH	Stow Community Shopping Center Kent Road	44224	SC	Fee		1997	1	*
151	Tiffin, OH	Tiffin Mall 870 West Market Street	44883	MM	Fee		1980	2	*
152	Toledo, OH	Springfield Commons Shopping S. Holland-Sylvania Road	43528	SC	Fee		1999	1	*
153	Westlake, OH	West Bay Plaza 30100 Detroit Road	44145	SC	Fee		1974	2	*
154	Wilmington, OH	South Ridge Shopping Center 1025 S South Street	45177	SC	Fee		1977	2	*
155	Xenia, OH	West Park Square 1700 West Park Square	45385	SC	Fee		1994	1	*
	Oregon
156	Portland, OR	Tanasbourne Town Center NW Evergreen Pkwy & NW Ring Rd	97006	SC	Fee	(3)	1995	1996

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

145	100.00%	631,757	$7,169,233	$12.26	92.6%	Kids R Us (2008), Bed Bath & Beyond, Inc. (2012), Petsmart (2008), Home Depot USA (2019), Jo-Ann Stores (2009), Marc’s (2012), Comp USA Inc. (2007), Best Buy (2010), Marshalls/TJX Company (2005), Kronheims Furniture (2012), Tops Supermarket (Not Owned)
146	83.75%	67,466	$419,060	$7.44	83.5%	Babies ‘R‘ Us (2011)

147	100.00%	33,270	$194,600	$5.85	100.0%	Cardinal (Gardners/Lancaster) (2007)
148	100.00%	59,495	$672,683	$14.87	76.0%

149	100.00%	183,288	$2,812,463	$15.34	100.0%	Mustard Seed Mkt & Cafe (2019), Bed, Bath & Beyond (2009), Borders (2018)
150	100.00%	404,505	$2,897,134	$7.24	98.9%	K Mart (2006), Bed Bath & Beyond (2011), Giant Eagle, Inc. (2017), Kohl’s (2019), Office Max (2011), Borders Outlet (2003), Target (Not Owned)
151	100.00%	148,469	$738,386	$5.42	91.8%	J.C. Penney (2005), Aaron Rents, Inc. (2004)
152	100.00%	241,129	$2,426,008	$10.61	94.8%	Kohl’s (2019), Gander Mountain, L.L.C. (2014), Bed Bath & Beyond (2010), Old Navy (2005), Babies R Us (Not Owned)
153	100.00%	162,330	$1,282,675	$7.90	100.0%	Marc’s (2004), K Mart (2004)

154	100.00%	55,130	$196,350	$4.36	81.8%	Super Valu Stores, Inc (2003)

155	100.00%	104,873	$702,751	$7.74	86.6%	Kroger (2019), Wal-Mart (Not Owned)
156	50.00%	309,617	$5,117,714	$16.53	100.0%	Barnes & Noble (2011), Office Depot (2010), Haggan’s (2021), Linens N Things (2017), Ross Dress For Less (2008), Michael’s (2009), Nordstrom (Not Owned), Target (Not Owned), Mervyn’s (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2002

				Type of
			Zip	Property	Ownership	Year	Year
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired

	Pennsylvania
157	E. Norriton, PA	Kmart Plaza 2692 Dekalb Pike	19401	SC	Fee	1975	2	*
158	Erie (Peachstreet), PA	Peach Street Square 1902 Keystone Drive	16509	SC	GL	1995	1	*
	South Carolina
159	Anderson, SC	Northtowne Center 3812 Liberty Highway	29621	SC	Fee	1993	1995
160	Camden, SC	Springdale Plaza 1671 Springdale Drive	29020	SC	Fee	1990	2	*
161	Columbia, SC (Harbison)	Harbison Court Harbison Blvd	29212	SC	Fee	1991	2002
162	Mt. Pleasant, SC	Wando Crossing 1500 Highway 17 North	29465	SC	Fee	1992	1995
163	N. Charleston, SC	North Pointe Plaza 7400 Rivers Avenue	29406	SC	Fee	1989	2	*
164	Orangeburg, SC	North Road Plaza 2795 North Road	29115	SC	Fee	1994	1995
165	S. Anderson, SC	Crossroads Plaza 406 Highway 28 By-Pass	29624	SC	Fee	1990	1994
166	Simpsonville, SC	Fairview Station 621 Fairview Road	29681	SC	Fee	1990	1994
167	Union, SC	West Towne Plaza U.S.Hwy 176 By-Pass #1	29379	SC	Fee	1990	2	*
	South Dakota
168	Watertown, SD	Watertown Mall 1300 9th Avenue	56401	MM	Fee	1977	2	*
	Tennessee
169	Brentwood, TN	Cool Springs Pointe I-65 And Moore’s Lane	37027	SC	Fee	1999	2000

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

157	100.00%	174,976	$1,009,946	$6.79	85.0%	K Mart (2005), Big Lots (2010)

158	100.00%	538,103	$4,635,655	$8.61	100.0%	Lowe’s Home Ctr (2015), Media Play (2011), Kohl’s (2016), Wal-Mart Stores (2015), Cinemark (2011), Petsmart (2015), Circuit City Superstore (2020), Home Depot (Not Owned)
159	100.00%	14,250	$122,050	$8.56	100.0%	Wal-Mart (Not Owned), Sam’s (Not Owned)
160	100.00%	180,127	$1,085,886	$6.44	93.6%	Winn Dixie Stores (2011), Belk (2015), Wal-Mart Super Center (Not Owned)
161	100.00%	252,689	$2,316,726	$12.40	73.9%	Barnes & Noble (2011), Marshall’s (2007), OfficeMax (2011)
162	100.00%	209,139	$2,004,048	$9.83	97.5%	Piggly Wiggly (2012), Office Depot (2010), T.J. Maxx (2007), Marshall’s Of MA, Inc. (2011), Wal-Mart (Not Owned)
163	100.00%	294,471	$1,981,195	$6.80	98.9%	Wal-Mart Stores (2009), Office Max (2007), Helig Meyers (Not Owned), Service Merchandise (Not Owned)
164	100.00%	50,760	$493,037	$9.71	100.0%	Goody’s (2008), Wal-Mart (Not Owned)
165	100.00%	163,809	$350,804	$4.16	51.5%	Wal-Mart Stores (2010)

166	100.00%	142,133	$763,225	$5.48	98.0%	Ingles Markets (2011), K Mart (2015)
167	100.00%	184,331	$1,000,642	$5.56	97.6%	Wal-Mart Stores (2009), Belk Stores Services, Inc. (2010), Winn Dixie Stores (2010)
168	100.00%	285,470	$1,570,902	$5.55	99.2%	Herberger’s (2004), J.C. Penney (2008), Hy Vee Supermarket (Not Owned)
169	100.00%	201,516	$2,446,649	$12.14	100.0%	Best Buy (2014), The Sports Authority (2013), Linens ’N Things (2014), DSW Shoe Warehouse (2008)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2002

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

	Texas
170	Ft. Worth, TX	Eastchase Market SWC Eastchase Pkwy & I-30	76112	SC	Fee	(3)	1995	1996
171	Ft. Worth, TX (Fossil Creek)	Fossil Creek Western Center Blvd	76137	SC	Fee		1991	2002
172	Lewisville, TX (Lakepointe)	Lakepointe Crossings S Stemmons Freeway	75067	SC	Fee		1991	2002
173	San Antonio, TX	La Plaza Del Norte 125 NE Loop 410	78216	SC	Fee	(3)	1996	1997
174	San Antonio, TX (Bandera Pt)	Bandera Point State Loop 1604/Bandera Road	78227	SC	Fee		2001	1 *
	Utah
175	Logan, UT	Family Place @ Logan 400 North Street	84321	SC	Fee		1975	1998
176	Midvale, UT	Family Center At Fort Union 900 East Ft Union Blvd	84047	SC	Fee		1973	1998
177	Ogden, UT	Family Center At Ogden 5-Point 21-129 Harrisville Road	84404	SC	Fee		1977	1998
178	Orem, UT	Family Center At Orem 1300 South Street	84058	SC	Fee		1991	1998
179	Riverdale, UT	Family Center At Riverdale 1050 West Riverdale Road	84405	SC	Fee		1995	1998

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

170	50.00%	205,017	$2,556,244	$12.61	98.9%	United Artists Theatre (2012), Petsmart (2011), MJ Designs (2011), Ross Dress For Less (2006), Target (Not Owned), Office Depot (Not Owned), Toys R Us (Not Owned)
171	100.00%	68,515	$964,482	$15.55	90.5%

172	100.00%	311,039	$2,828,664	$11.06	82.2%	The Roomstore (2007), Petsmart (2009), Best Buy (2010), Academy Sports (2016), Mardel Christian Bookstore (2012), Toys R’ Us (Not Owned), Service Merchandise (Not Owned), Garden Ridge (Not Owned)
173	35.00%	310,394	$3,638,319	$13.31	88.1%	Ross Stores, Inc. (2007), DSW Shoe Warehouse (2007), Best Buy Company (2012), Oshman’s Sporting Goods (2016), Office Max (2012)
174	100.00%	278,727	$3,976,256	$14.34	99.5%	T.J. Maxx (2011), Linens ’N Things (2012), Old Navy (2006), Ross Dress For Less (2012), Barnes & Noble (2011), Target (Not Owned), Lowe’s (Not Owned)
175	100.00%	19,200	$91,620	$12.73	37.5%	Rite Aid (Not Owned)

176	100.00%	661,627	$6,892,791	$10.56	98.6%	Mervyn’s (2005), Babies R Us (2013), Office Max (2007), Smith’s Food & Drugs (2024), Media Play (2016), Bed Bath & Beyond (2014), Ross Dress For Less (2011), Wal- Mart Stores (2015)
177	100.00%	162,316	$796,820	$5.52	89.0%	Harmons (2012)

178	100.00%	150,667	$1,524,289	$10.12	100.0%	Kids R Us (2011), Media Play (2015), Office Depot (2008), Jo-Ann Fabrics and Crafts (2012), R.C. Willey (Not Owned), Toys R Us (Not Owned)
179	100.00%	590,313	$4,449,859	$7.85	96.0%	May Company (2011), Office Max (2008), Gart Sports (2012), Sportman’s Warehouse (2009), Media Play (2016), Circuit City (2016), Target Superstore (2017)

Developers Diversified Realty Corporation
Shopping Center Property List December 31, 2002

				Type of
			Zip	Property	Ownership		Year	Year
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired

180	Salt Lake City, UT(33RD)	Family Place @ 33rd South 3300 South Street	84115	SC	Fee		1978	1998
181	Taylorsville, UT	Family Center At Midvalley 5600 South Redwood	84123	SC	Fee		1982	1998
	Vermont
182	Berlin, VT	Berlin Mall 282 Berlin Mall Rd., Unit #28	05602	MM	Fee		1986	2	*
	Virginia
183	Fairfax, VA	Fairfax Towne Center 12210 Fairfax Towne Center	22033	SC	Fee	(3)	1994	1995
184	Martinsville, VA	Liberty Fair Mall 240 Commonwealth Boulevard	24112	MM	Fee	(3)	1989	2	*
185	Pulaski, VA	Memorial Square 1000 Memorial Drive	24301	SC	Fee		1990	2	*
186	Winchester, VA	Apple Blossom Corners 2190 S. Pleasant Valley	22601	SC	Fee		1990	2	*
	Washington
187	Bellingham, WA	Meridian Village Shopping Ctr Ne Corner G Meridian/Telegraph	98226	SC	Fee	(3)	1979	2000
188	Everett, WA	Puget Park 520 128th Street SW	98204	SC	Fee	(3)	1981	2001
	West Virginia
189	Barboursville, WV	Office Max Center 5-13 Mall Road	25504	SC	GL		1985	1998

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

180	100.00%	35,459	$262,502	$8.55	86.6%
181	100.00%	729,445	$6,191,646	$10.23	83.0%	Jolene’s (2003), Media Play (2015), Office Max (2008), Circuit City (2016), Petsmart (2012), Shopko (2014), Gart Sports (2017), Bed, Bath & Beyond (2015), Harmons Superstore (Not Owned)
182	100.00%	174,731	$1,526,059	$8.82	99.0%	Wal-Mart Stores (2014), J.C. Penney (2009)
183	20.00%	253,941	$4,275,113	$16.84	100.0%	Safeway (2019), T.J. Maxx (2009), Tower Records (2009), Bed, Bath & Beyond (2010), United Artists (2014)
184	50.00%	435,057	$2,772,445	$7.07	90.1%	Goody’s (2006), Belk/Leggetts (2009), J.C. Penney (2009), Sears (2009), OfficeMax (2012), Kroger (2017)
185	100.00%	143,299	$919,503	$6.42	100.0%	Wal-Mart Stores (2011), Food Lion (2011)
186	100.00%	230,940	$2,163,215	$9.47	99.0%	Martin’s Food Store (2040), Kohl’s (2018), Office Max (2012), Books- A-Million (2008)
187	20.00%	208,422	$1,900,750	$9.77	93.4%	Circuit City (2015), Home Depot Inc., (2013), Payless Drug (2004)
188	20.00%	40,958	$413,107	$12.19	82.7%	Albertson’s (Not Owned)
189	100.00%	70,900	$288,037	$4.06	100.0%	Discount Emporium (2006), OfficeMax (2006), Value City (Not Owned)

1*	Property Developed by the Company

2*	Original IPO Property

(1)	“SC” indicates a power center or a community shopping center, and “MM” indicates an enclosed mini-mall.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2002.

(3)	One of the forty-nine (49) properties owned through joint ventures which serve as collateral for joint venture mortgage debt aggregating approximately $1,178.8 million (of which the Company’s proportionate is $387.1 million) as of December 31, 2002 and which is not reflected in the consolidated indebtedness.

Developers Diversified Realty Corporation

Office and Industrial Property List December 31, 2002

				Type of
			Zip	Property	Ownership	Year
	Center/Property	Location	Code	(1)	Interest	Developed

	Arizona
1	Phoenix, AZ	Gateway West 3838 East Van Buren Street	85038	BC	Fee	1974
2	Phoenix, AZ	Washington Business 5324 East Washington Street	85054	BC	Fee	1985
	California
3	San Diego, CA	10505 Sorrento Valley	92121	BC	Fee	1982
	Florida
4	Orlando, FL	Winter Park 801 S. Orlando Avenue	32792	BC	Fee	1985
	Maryland
5	Silver Spring, MD	Tech Center 29 Phase I 2120-2162 Tech Road	20904	BC	Fee	1970
6	Silver Spring, MD	Tech Center 29 Phase II 2180 Industrial Parkway	20904	BC	Fee	1991
7	Silver Spring, MD	Tech Center 29 Phase III 12200 Tech Road	20904	BC	Fee	1988
	Massachusetts
8	Chelmsford, MA	Apollo Drive Office Building 300 Apollo Drive	01824	BC	Fee	1987
	Missouri
9	St. Louis, MO	1881 Pine Street	63103	BC	Fee	1987
	Ohio
10	Aurora, OH	Hardline Service Building 180 Lena Drive	44202	BC	Fee	1974
11	Mentor, OH	Steris Building 9450 Pineneedle Drive	44060	BC	Fee	1980
12	Streetsboro, OH	Alumax Building 3000 Crane Center Drive	44241	BC	Fee	1982
13	Twinsburg, OH	VSA Building 9300 Dutton Drive	44087	BC	Fee	1989
14	Twinsburg, OH	Heritage Business I 9177 Dutton Drive	44087	BC	Fee	1990
	Pennsylvania
15	Erie, PA	Hills Plaza West 2301 West 38th Street	16506	BC	Fee	1973
	Texas
16	Arlington, TX	Meridian Street Warehouse 2019-25 Meridian Street	76011	BC	Fee	1981
17	Dallas, TX	Beltline Bus Ctr 6210 Beltline Road	75063	BC	Fee	1984
18	Carrollton, TX	Valwood II Bus Ctr 2210 Hutton Dr.	75006	BC	Fee	1984
19	Houston, TX	Commerce Center 9000 Southwest Freeway	77074	BC	Fee	1974

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Company-
				Owned
			DDR	Gross	Total	Average
	Year		Ownership	Leasable	Annualized	Base Rent	Percent
	Acquired		Interest	Area (SF)	Base Rent	(per SF)(2)	Leased

1	2001		100.00%	155,587	$2,301,845	$17.90	82.6%
2	2001		100.00%	137,121	$796,114	$6.30	92.2%
3	2001		100.00%	54,095	$1,157,552	$21.40	100.0%
4	2001		100.00%	119,685	$1,152,541	$11.29	85.3%
5	2001		100.00%	176,674	$1,094,065	$8.77	70.6%
6	2001		100.00%	58,280	$783,874	$13.45	100.0%
7	2001		100.00%	55,901	$1,202,253	$22.39	96.1%
8	2001		55.84%	291,424	$3,789,969	$13.01	100.0%
9	2001		100.00%	107,548	$1,480,654	$15.03	91.6%
10	3	*	100.00%	236,225	$744,109	$3.15	100.0%
11	3	*	100.00%	40,200	$0.00	$0.00	0.0%
12	3	*	100.00%	66,200	$325,042	$4.91	100.0%
13	3	*	100.00%	92,852	$454,975	$4.90	100.0%
14	3	*	100.00%	36,160	$275,817	$9.28	82.2%
15	2	*	100.00%	96,000	$264,970	$2.76	56.1%
16	2001		100.00%	72,072	$202,524	$2.81	100.0%
17	2001		100.00%	61,010	$446,263	$10.74	68.1%
18	2001		100.00%	52,813	$156,261	$5.75	51.4%
19	2001		100.00%	296,400	$1,303,131	$5.67	77.5%

Developers Diversified Realty Corporation
Office and Industrial Property List December 31, 2002

				Type of
			Zip	Property	Ownership	Year
	Center/Property	Location	Code	(1)	Interest	Developed

20	Houston, TX	Commerce Park North 15621 Blue Ash Drive	77090	BC	Fee	1984
21	Grapevine, TX	D/FW North 1702 Old Minter’s Chapel Rd.	76051	BC	Fee	1985
22	Dallas, TX	Carpenter Center 8701 Carpenter Freeway	75247	BC	Fee	1983
23	Irving, TX	Gateway - 5 6025 Commerce Drive	75063	BC	Fee	1985
24	Grand Prairie, TX	Carrier Place 1517 W. North Carrier	75050	BC	Fee	1984
25	Dallas, TX	Northgate II 10305-10345 Brockwood	75238	BC	Fee	1983
26	Dallas, TX	Northgate III 11901-45 Forestgate Dr.	75243	BC	Fee	1980
27	Plano, TX	Parkway Tech Center 1825 E. Plano Parkway	75074	BC	Fee	1984
28	Houston, TX	Plaza Southwest 7302 Harwin	77036	BC	Fee	1975
29	Dallas, TX	Shady Trail Bus Ctr 11056 Shady Trail	75229	BC	Fee	1984
30	Houston, TX	Technipark Ten Service Ctr 16155 Park Row	77084	BC	Fee	1984
31	Dallas, TX	Valley View Com Pk 12901 Hutton	75234	BC	Fee	1986
32	Houston, TX	Westchase Park 3130 Rogerdale Road	77042	BC	Fee	1984
	Utah
33	Salt Lake City, UT	The Hermes Building 455 East 500 South Street	84111	BC	Fee	1985
	Virginia
34	Chesapeake, VA	Greenbrier Technology Ctr 814 Greenbrier Circle	23320	BC	Fee	1981
35	Chesapeake, VA	Greenbrier Circle Ctr 1801 Sara Drive	23320	BC	Fee	1981
36	Norfolk, VA	Norfolk Commerce Center 5505 Robin Hood Road	23513	BC	Fee	1981
	Wisconsin
37	Menomenee Falls, WI	Northwest Business Park N56 13365-13405 Silver Spring Road	53051	BC	Fee	1986

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Company-
			Owned
		DDR	Gross	Total	Average
	Year	Ownership	Leasable	Annualized	Base Rent	Percent
	Acquired	Interest	Area (SF)	Base Rent	(per SF)(2)	Leased

20	2001	100.00%	88,314	$503,847	$6.25	91.3%
21	2001	100.00%	74,704	$369,226	$5.32	92.8%
22	2001	100.00%	46,473	$247,710	$5.33	100.0%
23	2001	100.00%	79,011	$415,353	$6.76	77.7%
24	2001	100.00%	83,394	$410,392	$5.82	84.6%
25	2001	100.00%	237,063	$897,522	$3.94	96.2%
26	2001	100.00%	257,289	$807,947	$4.97	63.2%
27	2001	100.00%	70,146	$393,983	$6.72	83.6%
28	2001	100.00%	151,898	$691,984	$4.91	92.8%
29	2001	100.00%	68,021	$252,012	$4.42	83.9%
30	2001	100.00%	71,647	$474,192	$7.29	90.8%
31	2001	100.00%	139,398	$767,980	$7.60	72.5%
32	2001	100.00%	47,690	$339,318	$7.91	89.9%
33	1998	100.00%	53,469	$530,020	$9.91	57.8%
34	2001	100.00%	95,458	$859,296	$9.49	94.9%
35	2001	100.00%	229,896	$2,062,056	$11.45	78.3%
36	2001	100.00%	328,316	$2,928,399	$10.46	85.3%
37	2001	100.00%	143,114	$583,236	$6.23	65.4%

2*	Original IPO Property.

3*	Original IPO Property transferred to American Industrial Properties (“AIP”) in 1998 and reacquired in 2001 through the AIP merger.

(1)	“BC” indicates a business center.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2002.

Developers Diversified Realty Corporation

Service Merchandise Property List December 31, 2002

				Type of
			Zip	Property	Ownership	Year
	Center/Property	Location	Code	(1)	Interest	Developed

	Alabama
1	Huntsville, AL	930A Old Monrovia Road	35806	SC	Fee	1984
2	Tuscaloosa, AL	1621 Skyland Blvd. East	35405	SC	Lease	1976
	Arizona
3	Glendale, AZ	10404 North 43rd Street	85302	SC	Fee	1984
4	Mesa, AZ	1360 West Southern Avenue	85202	SC	Fee	1984
5	Mesa, AZ	6233 East Southern Blvd.	85206	SC	Fee	1991
	California
6	San Francisco, CA	180 East El Camino Real	94080	SC	Lease	1982
	Connecticut
7	Danbury, CT	67 Newton Road	06810	SC	Lease	1978
8	Manchester, CT	1520 Pleasant Valley Rd.	06040	SC	GL	1993
9	Newington, CT	3563 Berlin Turnpike	06111	SC	Fee	1994
	Delaware
10	Dover, DE	1380 North Dupont Highway	19901	SC	Fee	1992
	Florida
11	Bradenton, FL	825 Cortez Road West	34207	SC	Lease	1995
12	Daytona Beach, FL	260 Jimmy Ann Avenue	32114	SC	Fee	1980
13	Leesburg, FL	5415 South Highway 441	34788	SC	Fee	1985
14	Ocala, FL	2405 Southwest 27th Avenue	32671	SC	Lease	1981
15	Orange Park, FL*	6001-29 Argyle Forrest	32244	SC	Lease	1984
16	Orlando, FL*	2999 East Colonial Drive	32803	SC	Fee	1993
17	Orlando, FL*	7175 West Colonial Drive	32818	SC	Fee	1989
18	Orlando, FL*	730 Sand Lake Road	32809	SC	Lease	1978
19	Pembroke Pines, FL*	11251 Pines Blvd	33026	SC	Fee	1994
20	Pensacola, FL*	7303 Plantation Road	32504	SC	Lease	1976
21	Port Charlotte, FL*	2000 Tamiami Trail	33948	SC	Lease	1989
22	Port Richie, FL*	10340 U.S. 19	34668	SC	GL	1990
23	St. Petersburg, FL	2500 66th Street North	33710	SC	Fee	1975
24	Stuart, FL	3257 N. W. Federal Highway	34957	SC	GL	1989
25	Tampa, FL	4340 Hillsborough Avenue	33614	SC	Fee	1989
26	West Melbourne, FL*	1557 West New Haven Avenue	34773	SC	Lease	1984
	Georgia
27	Duluth, GA	2075 Market Street	30136	SC	Fee	1983
28	Macon, GA*	1689 Eisenhower Parkway	31206	SC	Lease	1973
29	Morrow, GA	1400 Morrow Industrial Park	30260	SC	Fee	1975

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Company-
			Owned		Average
		DDR	Gross	Total	Base Rent
	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased

1	2002	25.00%	54,200	$36,750	$8.75	7.7%
2	2002	25.00%	57,113	$0	$0.00	0.0%
3	2002	25.00%	51,933	$0	$0.00	0.0%
4	2002	25.00%	51,735	$0	$0.00	0.0%
5	2002	25.00%	53,312	$0	$0.00	0.0%
6	2002	25.00%	45,416	$261,142	$5.75	100.0%
7	2002	25.00%	51,750	$286,925	$10.87	51.0%
8	2002	25.00%	50,000	$0	$0.00	0.0%
9	2002	25.00%	50,000	$0	$0.00	0.0%
10	2002	25.00%	51,000	$160,559	$7.04	44.7%
11	2002	25.00%	53,243	$0	$0.00	0.0%
12	2002	25.00%	63,404	$0	$0.00	0.0%
13	2002	25.00%	41,180	$0	$0.00	0.0%
14	2002	25.00%	25,304	$139,172	$5.50	100.0%
15	2002	25.00%	26,202	$0	$0.00	0.0%
16	2002	25.00%	65,127	$0	$0.00	0.0%
17	2002	25.00%	51,250	$0	$0.00	0.0%
18	2002	25.00%	50,100	$0	$0.00	0.0%
19	2002	25.00%	50,000	$206,019	$9.00	45.8%

20	2002	25.00%	57,113	$0	$0.00	0.0%
21	2002	25.00%	51,340	$0	$0.00	0.0%

22	2002	25.00%	55,820	$0	$0.00	0.0%
23	2002	25.00%	68,168	$164,197	$16.50	14.6%
24	2002	25.00%	50,000	$195,368	$7.31	53.5%
25	2002	25.00%	51,340	$0	$0.00	0.0%
26	2002	25.00%	52,330	$0	$0.00	0.0%
27	2002	25.00%	56,255	$0	$0.00	0.0%
28	2002	25.00%	80,000	$0	$0.00	0.0%
2	2002	25.00%	62,110	$0	$0.00	0.0%

Developers Diversified Realty Corporation
Service Merchandise Property List December 31, 2002

				Type of
			Zip	Property	Ownership	Year
	Center/Property	Location	Code	(1)	Interest	Developed

	Illinois
30	Arlington Heights, IL*	345 East Palatine Road	60004	SC	Lease	1980
31	Burbank, IL	7600 South Lacrosse Avenue	60459	SC	Fee	1984
32	Crystal Lake, IL	5561 Northwest Highway	60014	SC	Fee	1989
33	Downers Grove, IL*	1508 Butterfield Road	60515	SC	Lease	1973
34	Lansing, IL	16795 South Torrence Avenue	60438	SC	Fee	1986
35	Oaklawn, IL*	8812 South Cicero Avenue	60453	SC	Lease	1977
36	Schaumburg, IL	1440 Golf Rd.	60173	SC	GL	1993
37	Waukegan, IL	300 Lakehurst Road	60085	SC	Fee	1981
	Indiana
38	Castleton, IN*	8410 Castleton Corner Drive	46250	SC	Lease	1983
39	Evansville, IN	300 North Green River Road	47715	SC	Lease	1978
40	Fort Wayne, IN	5501 Coldwater Road	46825	SC	Fee	1990
	Kansas
41	Overland Park, KS*	9000 Metcalf Avenue	66212	SC	Lease	1981
	Kentucky
42	Lexington, KY	1555 New Circle Road	40509	SC	Lease	1978
43	Louisville, KY*	4601 Outler Loop Rd.	40219	SC	Fee	1973
44	Louisville, KY	5025 Shelbyville Road	40207	SC	Lease	1989
45	Owensboro, KY	4810 Frederica Street	42301	SC	Fee	1984
46	Paducah, KY	5109 Hinkleville Road	42001	SC	Fee	1984
	Louisiana
47	Baton Rouge, LA*	9501 Cortana Mall	70815	SC	Lease	1977
48	Bossier City, LA*	2950 East Texas Street	71111	SC	Fee	1982
49	Harvey, LA	1500 Westbank Expressway	70058	SC	Fee	1974
50	Houma, LA	1636 Martin Luther King Blvd.	70360	SC	Fee	1992
51	Lafayette, LA	4570 Johnston Street	70503	SC	Fee	1969
52	Metairie, LA	6851 Veterans Blvd.	70003	SC	Fee	1972
53	Shreveport, LA	1750 East 70th Street	71105	SC	Fee	1974
54	Slidell, LA	119 North Shore Blvd	70460	SC	Lease	1989
	Maine
55	Augusta, ME*	114 Western Avenue	04330	SC	Lease	1983
	Massachusetts
56	Burlington, MA*	34 Cambridge Street	01803	SC	Lease	1978
57	Swansea, MA	58 Swansea Mall Drive	02777	SC	GL	1985

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Company-
			Owned		Average
		DDR	Gross	Total	Base Rent
	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased

30	2002	25.00%	50,000	$189,016	$8.25	45.8%

31	2002	25.00%	54,000	$0	$0.00	0.0%
32	2002	25.00%	50,000	$0	$0.00	0.0%
33	2002	25.00%	70,500	$0	$0.00	0.0%
34	2002	25.00%	50,000	$0	$0.00	0.0%
35	2002	25.00%	89,424	$0	$0.00	0.0%
36	2002	25.00%	50,000	$198,765	$9.00	44.2%
37	2002	25.00%	66,840	$0	$0.00	0.0%
38	2002	25.00%	30,350	$0	$0.00	0.0%
39	2002	25.00%	60,000	$269,238	$8.50	52.8%
40	2002	25.00%	50,000	$0	$0.00	0.0%
41	2002	25.00%	59,760	$0	$0.00	0.0%
42	2002	25.00%	60,000	$181,985	$5.79	52.4%
43	2002	25.00%	50,000	$0	$0.00	0.0%
44	2002	25.00%	120,224	$187,034	$3.40	45.7%
45	2002	25.00%	49,980	$0	$0.00	0.0%
46	2002	25.00%	52,500	$0	$0.00	0.0%
47	2002	25.00%	90,000	$0	$0.00	0.0%
48	2002	25.00%	58,885	$0	$0.00	0.0%
49	2002	25.00%	77,568	$140,824	$5.58	32.5%
50	2002	25.00%	50,000	$0	$0.00	0.0%
51	2002	25.00%	80,030	$50,820	$3.42	18.6%
52	2002	25.00%	116,729	$272,792	$8.00	29.2%
53	2002	25.00%	76,963	$0	$0.00	0.0%
54	2002	25.00%	50,000	$230,724	$9.00	51.3%
55	2002	25.00%	52,635	$0	$0.00	0.0%
56	2002	25.00%	70,800	$184,189	$4.11	63.4%
57	2002	25.00%	50,000	$0	$0.00	0.0%

Developers Diversified Realty Corporation
Service Merchandise Property List December 31, 2002

				Type of
			Zip	Property	Ownership	Year
	Center/Property	Location	Code	(1)	Interest	Developed

	Michigan
58	Novi, MI*	43635 West Oaks Drive	48050	SC	GL	1981
59	Westland, MI	7368 Nankin Road	48185	SC	Fee	1980
	Mississippi
60	Hattiesburg, MS	1000 Turtle Creek Drive Suite 2	39402	SC	Fee	1995
	Missouri
61	Crestwood, MO*	9809 Watson Road	63126	SC	Fee	1986
	Nevada
62	Las Vegas, NV*	4701 Faircenter Parkway	89102	SC	Lease	1990
	New Hampshire
63	Salem, NH*	271 South Broadway	03079	SC	Lease	1985
	New Jersey
64	Hazlet, NJ*	3120 State Highway 35	07730	SC	Lease	1982
65	Paramus, NJ*	651 Route 17 South	06117	SC	Lease	1978
66	Wayne, NJ*	Rt. 23 West Belt Plaza	07470	SC	Lease	1978
	New York
67	Middletown, NY	88-25 Dunning Rd.	10940	SC	Lease	1989
	North Carolina
68	Charlotte, NC*	5809 Independence Blvd.	28212	SC	GL	1975
69	Raleigh, NC	U.S. 1 7 Millbrook	27604	SC	Fee	1994
	Oklahoma
70	Warr Acres, OK	5537 North West Expressway	73132	SC	Fee	1985
	Pennsylvania
71	Allentown, PA	1885 Catasauqua Road	18103	SC	Fee	1980
72	Harrisburg, PA	5086 Jonestown Road	17112	SC	Fee	1991
73	Wilkes-Barre, PA	520 Kidder Street	18702	SC	Fee	1995
	South Carolina
74	Columbia, SC	3 Diamond Lane	29210	SC	GL	1982
75	North Charleston, SC	7400 Rivers Avenue	29418	SC	Fee	1989
	Tennessee
76	Antioch, TN	5301 Hickory Hollow Pkwy.	37013	SC	Fee	1984
77	Franklin, TN	1735 Galleria Blvd.	37064	SC	Fee	1992
78	Jackson, TN*	50 Old Hickory Blvd.	38301	SC	Lease	1980
79	Knoxville, TN	9333 Kingston Pike	37922	SC	Fee	1986
80	Memphis, TN	6120 Winchester Road	38115	SC	Fee	1985

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Company-
			Owned		Average
		DDR	Gross	Total	Base Rent
	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased

58	2002	25.00%	60,000	$292,668	$10.25	47.6%
59	2002	25.00%	50,000	$0	$0.00	0.0%
60	2002	25.00%	50,773	$0	$0.00	0.0%
61	2002	25.00%	50,000	$0	$0.00	0.0%
62	2002	25.00%	50,000	$0	$0.00	0.0%
63	2002	25.00%	50,100	$272,139	$10.50	51.7%
64	2002	25.00%	48,600	$0	$0.00	0.0%
65	2002	25.00%	48,506	$448,683	$14.77	62.6%
66	2002	25.00%	48,221	$335,734	$14.00	49.7%
67	2002	25.00%	50,000	$195,399	$7.28	53.7%
68	2002	25.00%	99,992	$416,978	$9.45	44.1%
69	2002	25.00%	50,000	$205,893	$9.00	45.8%
70	2002	25.00%	50,000	$0	$0.00	0.0%
71	2002	25.00%	50,000	$0	$0.00	0.0%
72	2002	25.00%	50,000	$0	$0.00	0.0%
73	2002	25.00%	65,000	$0	$0.00	0.0%
74	2002	25.00%	71,000	$0	$0.00	0.0%
75	2002	25.00%	50,000	$188,862	$7.25	52.1%
76	2002	25.00%	60,100	$223,320	$7.50	49.5%
77	2002	25.00%	60,000	$251,566	$8.50	49.3%
78	2002	25.00%	58,088	$0	$0.00	0.0%
79	2002	25.00%	50,000	$0	$0.00	0.0%
80	2002	25.00%	32,257	$0	$0.00	0.0%

Developers Diversified Realty Corporation
Service Merchandise Property List December 31, 2002

				Type of
			Zip	Property	Ownership	Year	Year
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired

	Texas
81	Arlington, TX	1530 West I-20	76017	SC	GL	1994	2002
82	Austin, TX*	6500 Airport Blvd.	78752	SC	Fee	1981	2002
83	Baytown, TX	6731 Garth Road	77521	SC	Fee	1981	2002
84	Beaumont, TX*	4450 Dowlen	77706	SC	Lease	1977	2002
85	Houston, TX	17727 Tom Ball Parkway	77064	SC	Fee	1993	2002
86	Houston, TX*	1410 Lake Woodlands Drive	77380	SC	Fee	1994	2002
87	Houston, TX*	12009 North West Freeway	77092	SC	GL	1994	2002
88	Houston, TX	2665 Highway 6 South	77082	SC	Fee	1993	2002
89	Laredo, TX*	5720 San Bernardo Avenue	78041	SC	GL	1991	2002
90	Lewisville, TX	2422 South Stemmons Freeway	75067	SC	Fee	1990	2002
91	Longview, TX*	3520 McCann Road	75605	SC	Lease	1978	2002
92	Mcallen, TX	6600 U.S. Expressway 83	78503	SC	Fee	1993	2002
93	Mesquite, TX*	2021 Town East Blvd.	75149	SC	Fee	1983	2002
94	Richardson, TX	1300 East Beltline	75081	SC	Fee	1978	2002
95	San Antonio, TX	6161 Northwest Loop 410	78238	SC	Fee	1985	2002
96	Sugar Land, TX	15235 South West Freeway	77478	SC	GL	1992	2002
97	Tyler, TX	4820 South Broadway Blvd.	75703	SC	Lease	1977	2002
	Vermont
98	Burlington, VT*	555 Shelburne Road	05401	SC	Lease	1978	2002
	Virginia
99	Chesapeake, VA	4300 Portsmouth Blvd.	23321	SC	GL	1990	2002
100	Fredericksburg, VA*	3545 Plank Road	22401	SC	GL	1990	2002
101	Glen Allen, VA	9860 West Broad Street	23060	SC	Fee	1993	2002
102	Midlothian, VA	1300 Huguenot Road	23113	SC	Fee	1993	2002

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Company-
		Owned		Average
	DDR	Gross	Total	Base Rent
	Ownership	Leasable	Annualized	(Per SF)	Percent
	Interest	Area (SF)	Base Rent	(2)	Leased

81	25.00%	50,000	$0	$0.00	0.0%
82	25.00%	75,212	$0	$0.00	0.0%
83	25.00%	52,288	$0	$0.00	0.0%
84	25.00%	63,404	$128,707	$4.25	47.8%
85	25.00%	60,000	$274,731	$9.50	48.2%
86	25.00%	50,000	$0	$0.00	0.0%
87	25.00%	51,252	$0	$0.00	0.0%
88	25.00%	50,000	$228,696	$9.75	46.9%
89	25.00%	50,000	$94,886	$3.75	50.6%
90	25.00%	50,000	$0	$0.00	0.0%
91	25.00%	40,524	$0	$0.00	0.0%
92	25.00%	60,000	$431,230	$7.83	91.8%
93	25.00%	71,296	$0	$0.00	0.0%
94	25.00%	63,083	$225,000	$7.59	47.0%
95	25.00%	59,250	$164,277	$5.79	47.9%
96	25.00%	50,000	$0	$0.00	0.0%
97	25.00%	62,101	$0	$0.00	0.0%
98	25.00%	46,120	$0	$0.00	0.0%
99	25.00%	50,000	$0	$0.00	0.0%
100	25.00%	50,000	$0	$0.00	0.0%
101	25.00%	60,200	$250,800	$9.50	43.9%
102	25.00%	60,200	$251,055	$9.00	46.3%

*	Asset Designation Rights

(1)	“SC” indicates a power center or a community shopping center.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2002.

Item 3.	LEGAL PROCEEDINGS

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

EXECUTIVE OFFICERS

      Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the following information is reported below.

      (a) The executive officers of the Company are as follows:

Name	Age	Position and Office with the Company

Scott A. Wolstein	50	Chairman of the Board of Directors and Chief Executive Officer
James A. Schoff	55	Senior Investment Officer
David M. Jacobstein	56	President and Chief Operating Officer and a Director
Daniel B. Hurwitz	38	Executive Vice President and a Director
Joan U. Allgood	50	Senior Vice President
William H. Schafer	44	Senior Vice President and Chief Financial Officer

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

      James A. Schoff has been the Senior Investment Officer since March 2002. From March 1998 to March 2002, Mr. Schoff was the Vice Chairman of the Board of Directors and Chief Investment Officer of the Company. From the organization of the Company until March 1998, Mr. Schoff served as Executive Vice President and Chief Operating Officer and Director of the Company. Prior to the organization of the Company, Mr. Schoff was a principal and executive officer of Developers Diversified Group. After graduating from Hamilton College and Cornell University Law School, Mr. Schoff practiced law with the firm of Thompson, Hine and Flory LLP in Cleveland, Ohio where he specialized in the acquisition and syndication of real estate properties. Mr. Schoff serves as the President of the Board of Trustees of the Western Reserve Historical Society and as President of the Board of Near West Theatre. He is also a Trustee and Member of the Executive Committee of the National Committee for Community and Justice, and a Trustee of The Cleveland Playhouse.

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

      Daniel B. Hurwitz was appointed Executive Vice President in June 1999 and a director of the Company since May 2002. Mr. Hurwitz previously served as Senior Vice President and Director of Real Estate and Development for Reading, Pennsylvania based Boscov’s Department Store, Inc., a privately held department store chain, from 1991 until he joined the Company. Prior to Boscov’s, Mr. Hurwitz served as Development Director for The Shopco Group, a New York City based developer of regional shopping malls. Mr. Hurwitz is a graduate of Colgate University, and the Wharton School of Business Executive Management Program at the University of Pennsylvania. He is a member of the International Council of Shopping Centers, Urban Land Institute, and has served as a Board member of the Colgate University Alumni Corporation, Reading JCC, American Cancer Society (Regional), The Children’s Museum of Cleveland, and the Greater Berk’s Food Bank.

      Joan U. Allgood has been Senior Vice President – Legal and Transactions and Secretary since August 2002. She was Senior Vice President, Secretary and General Counsel from May 1999 to August 2000, Vice President and General Counsel of the Company since its organization as a public company in 1993 and General Counsel of its predecessor entities since 1987. She is a member of the International Council of Shopping Centers and participates as a member of the Program Committee of the Annual Law Conference. Mrs. Allgood is also a member of NAREIT and participates as a member of the Program Committee of the Annual Law and Accounting Seminar of NAREIT. Mrs. Allgood practiced law with the firm of Thompson Hine and Flory LLP from 1983 to 1987, and is a graduate of Denison University and Case-Western Reserve University School of Law.

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

      The following table shows the high and low sales price of the Company’s common shares on the New York Stock Exchange (the “NYSE”) composite tape for the quarterly periods indicated and the dividends declared per common share with respect to each such quarter:

2002	High	Low	Dividends

First	$21.70	$17.97	$.38
Second	23.65	20.70	.38
Third	23.18	17.25	.38
Fourth	22.60	19.49	.38

			$1.52

2001	High	Low	Dividends

First	$15.20	$12.875	$.37
Second	18.60	14.23	.37
Third	19.22	15.76	.37
Fourth	19.38	17.16	.37

			$1.48

      The approximate number of record holders of the Company’s common shares (its only class of common equity) at February 28, 2003 was 1,607, and the approximate number of beneficial owners of such shares was 28,000.

      In February 2003, the Company declared its 2003 first quarter dividend to shareholders of record on March 20, 2003 of $0.41 per share, a 7.9% increase over the quarterly dividend rate of $0.38 per share in 2002.

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

      On December 16, 2002, the holders of $35.0 million preferred operating partnership units and a related warrant redeemed these units at a price of $21.625 per share in exchange for common shares of the Company in accordance with the original terms of the agreement. Additionally, the warrant was put to the Company. The Company net settled the warrant. The Company issued an aggregate of 1,618,497 common shares in connection with this transaction. This transaction was pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

Item 6.     SELECTED FINANCIAL DATA

      The financial data included in the following table has been derived from the financial statements for the last five years and includes the information required by Item 301 of Regulation S-K.

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	For the Years Ended December 31,

	2002(1)	2001(1)	2000 (1)	1999 (1)	1998(1)

Operating Data:
Revenues (primarily real estate rentals)	$357,243	$316,320	$282,995	$260,916	$224,959

Expenses:
Rental operation	116,434	94,873	81,592	70,300	59,589
Depreciation & amortization	77,698	63,346	53,070	49,049	41,968
Interest	76,831	80,912	76,088	67,124	56,295
Impairment charge	—	2,895	—	—	—

	270,963	242,026	210,750	186,473	157,852

Income before equity in net income from joint ventures, minority equity investment, minority interests, gain (loss) on disposition of real estate and real estate investments and extraordinary items	86,280	74,294	72,245	74,443	67,107
Equity in net income from joint ventures	32,769	17,010	17,072	18,993	12,461
Equity in net income from minority equity investment	—	1,550	6,224	5,720	890
Minority interests	(21,570)	(21,502)	(19,593)	(11,809)	(3,312)
Gain (loss) on disposition of real estate and real estate investments	3,429	18,297	23,440	(2,231)	248

Income from continuing operations before extraordinary item	100,908	89,649	99,388	85,116	77,394
Discontinued operations:
Income from discontinued operations	1,516	2,723	1,445	1,713	1,409
(Loss) gain on sale of real estate, net	(454)	—	—	568	—

	1,062	2,723	1,445	2,281	1,409

Income before extraordinary item	101,970	92,372	100,833	87,397	78,803
Extraordinary item (2)	—	—	—	—	(882)

Net income	$101,970	$92,372	$100,833	$87,397	$77,921

Net income applicable to common shareholders	$74,912	$65,110	$73,571	$60,135	$57,969

Earnings per share data — Basic:
Income before discontinued operations and extraordinary item	$1.15	$1.13	$1.28	$0.94	$1.02
Income from discontinued operations	0.02	0.05	0.03	0.04	0.02
Extraordinary item (2)	—	—	—	—	(0.02)

Net income applicable to common shareholders	$1.17	$1.18	$1.31	$0.98	$1.02

Weighted average number of common shares	63,807	55,186	55,959	60,985	56,949
Earnings per share data – Diluted:
Income before discontinued operations and extraordinary item	$1.14	$1.12	$1.28	$0.91	$0.98
Income from discontinued operations	0.02	0.05	0.03	0.04	0.02
Extraordinary item (2)	—	—	—	—	(0.02)

Net income applicable to common shareholders	$1.16	$1.17	$1.31	$0.95	$0.98

Weighted average number of common shares	64,837	55,834	56,176	63,468	58,509
Cash dividend	$1.52	$1.48	$1.44	$1.40	$1.31

	At December 31,

	2002	2001	2000	1999	1998

Balance Sheet Data:
Real estate (at cost)	$2,804,056	$2,493,665	$2,161,810	$2,068,274	$1,896,763
Real estate, net of accumulated depreciation	2,395,264	2,141,956	1,864,563	1,818,362	1,693,666
Advances to and investment in joint ventures	258,610	255,565	260,927	299,176	266,257
Total assets	2,776,852	2,497,207	2,332,021	2,320,860	2,126,524
Total debt	1,498,798	1,308,301	1,227,575	1,152,051	1,000,481
Shareholders’ equity	945,561	834,014	783,750	852,345	902,785

	For the Years Ended December 31,

	2002 (1)	2001 (1)	2000(1)	1999(1)	1998 (1)

Other Data:
Cash flow provided from (used in):
Operating activities	$210,739	$174,326	$146,272	$152,272	$140,078
Investing activities	(279,997)	(37,982)	(20,579)	(209,708)	(538,289)
Financing activities	66,560	(121,518)	(127,442)	60,510	400,453
Funds from operations (3):
Net income applicable to common shareholders	$74,912	$65,110	$73,571	$60,135	$57,969
Depreciation and amortization of real estate investments	76,462	63,200	52,974	49,137	42,408
Equity in net income from joint ventures	(32,769)	(17,010)	(17,072)	(18,993)	(12,461)
Joint ventures’ funds from operations	44,473	31,546	30,512	32,316	20,779
Equity in net income from minority equity investment	—	(1,550)	(6,224)	(5,720)	(890)
Minority equity investment funds from operations	—	6,448	14,856	12,965	1,493
Minority interests (OP Units)	1,450	1,531	4,126	6,541	3,069
Impairment charge and loss (gain) of depreciable real estate and real estate investments, net	454	(16,688)	(23,440)	1,664	(248)
Impairment charge	—	2,895	—	—	—
Extraordinary item (2)	—	—	—	—	882

	$164,982	$135,482	$129,303	$138,045	$113,001

Weighted average shares and OP Units (Diluted) (4)	65,910	56,957	59,037	62,309	62,501

(1)	As described in the consolidated financial statements, the Company acquired 11 properties in 2002, eight properties in 2001 (all of which are owned through joint ventures), three properties in 2000 (two of which are owned through joint ventures), five properties in 1999 (two of which are owned through joint ventures), and 41 properties in 1998 (five of which are owned through joint ventures). In addition, in conjunction with the AIP merger, the Company obtained ownership of 39 properties. The Company sold/transferred 15 properties in 2002 (six of which were owned through joint ventures), ten properties in 2001 (three of which were owned through joint ventures), 9 properties and 3 Wal-Marts in 2000 (six of which were owned through joint ventures), four properties in 1999 (two of which were owned through joint ventures), and 29 properties in 1998 (18 of which were owned through joint ventures). All amounts have been presented to reflect the Company’s adoption of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was adopted by the Company on January 1, 2002. In accordance with that standard, long-lived assets that were sold or are classified as held for sale as a result of disposal activities initiated subsequent to December 31, 2001 have been classified as discontinued operations for all periods presented.

(2)	In 1998, the extraordinary charge relates primarily to the write-off of deferred finance costs.

(3)	Industry analysts generally consider funds from operations (“FFO”) to be an appropriate measure of the performance of an equity REIT. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. FFO is defined generally as net income applicable to common shareholders excluding gains (losses) on sales of depreciable property and securities, extraordinary items, adjusting for certain noncash items, principally real property depreciation, equity income (loss) from its joint ventures and minority equity investment and adding the Company’s proportionate share of FFO of its unconsolidated joint ventures and minority equity investment, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner. See Funds From Operations discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 7 below.

(4)	Represents weighted average shares and operating partnership units, or OP Units, at the end of the respective period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may not be able to consummate its merger with JDN Realty Corporation (“JDN”) as it is subject to certain conditions including JDN shareholder approval (See Strategic Transactions — JDN Merger);

•	Although the Company anticipates completing the JDN merger mid-March 2003, the merger is subject to certain closing conditions, including JDN shareholder approval. Once the merger is completed, the Company may not realize the intended benefits of the merger. For example, the Company may not achieve the anticipated cost savings and operating efficiencies, the Company may not effectively integrate the operations of JDN and the JDN portfolio, including its development projects, may not perform as well as the Company anticipates.

•	As a result of the Kmart bankruptcy, the Company’s income and funds available for distribution could be negatively affected. In addition, the Company cannot be certain that any properties subject to the Kmart leases, which may be rejected in the bankruptcy, will be re-leased or re-leased on economically advantageous terms. In addition, certain tenants may have the right to convert to percentage rent until such space is re-leased and/or have the right to terminate its lease if such space is not re-leased within a specified period of time;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties;

•	The Company may incur development, construction and renovation costs from a project that exceed original estimates;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than does the Company and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet, and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to potential environmental liabilities;

•	The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations; and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.

CRITICAL ACCOUNTING POLICIES

      The consolidated financial statements of the Company include accounts of the Company and all majority-owned subsidiaries where the Company has financial or operating control. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has utilized available information including the Company’s past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. However, application of the critical accounting policies below involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company’s results of operations to those of companies in similar businesses.

Revenue Recognition and Accounts Receivable

      Rental revenue is recognized on a straight line basis, which averages minimum rents over the current term of the leases. Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the tenant. These percentage rents are recorded once the required sales level is achieved and reported to the Company. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned. Ancillary and other property related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in other income and recognized upon termination of a tenant lease.

      The Company makes estimates of the collectibility of its accounts receivables related to base rents including straight line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.

Real Estate

      Land, buildings and fixtures and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

      Properties are depreciated using the straight line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	18-31 years
Furniture/Fixtures and Tenant Improvements	Useful lives, which approximate lease terms, where applicable

      The Company is required to make subjective assessments as to the useful life of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company’s net income. If the Company would lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

      Assessment by the Company of certain other lease related costs must be made when the Company has a reason to believe that the tenant may not be able to perform under the terms of the lease as originally expected. This requires management to make estimates as to the recoverability of such assets.

      Gains from sales of outlots and shopping centers are generally recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66 — “Accounting for Real Estate Sales,” provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Long Lived Assets

      On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, the undiscounted cash flows may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long lived asset are under consideration or a range is estimated. The determination of undiscounted cash flows requires significant estimates by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated action could impact the determination of whether an impairment exists and whether the effects could materially impact the Company’s net income. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

      When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs of such assets. If, in management’s opinion, the net sales price of the assets which have been identified for sale is less than the net book value of the assets, a valuation allowance is established.

      The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company’s net income because taking an impairment results in an immediate negative adjustment to net income.

Off Balance Sheet Arrangements

      The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures. Substantially all of these arrangements are accounted for under the equity method as the Company has the ability to exercise significant influence, but not control over the operating and financial decisions of the joint ventures. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income.

      To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets which were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of joint ventures. In accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures,” the Company will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

     Discontinued Operations

      The Company adopted the provisions of Statement of Financial Accounting Standards No. 144 (SFAS), “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS, assuming no significant continuing involvement, the sale of a retail or industrial property is now considered a discontinued operation. In addition, properties classified as held for sale are considered a discontinued operation. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known material contingencies relating to the sale such that the sale is probable within one year. Accordingly, the results of operations of operating properties disposed of or classified as held for sale subsequent to January 1, 2002 for which the Company has no significant continuing involvement, are reflected as discontinued operations. Properties classified in this manner for 2002 were reclassified as such in the accompanying Statements of Operations for each of the three years ended December 31, 2002. Interest expense, which is specifically identifiable to the property, is used in the computation of interest expense attributable to discontinued operations. Consolidated interest and debt at the corporate level is allocated to discontinued operations pursuant to the methods prescribed under EITF 87-24, generally based on the proportion of net assets sold.

      Included in discontinued operations as of December 31, 2002, are eight properties aggregating 454,000 square feet of gross leasable area. The operations of such properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for each of the three years ended December 31, 2002 included herein.

     Stock Based Employee Compensation

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

		2002	2001	2000

Net income, as reported	As reported	$101,970	$92,372	$100,833
	Pro forma	$99,325	$91,680	$99,311
Basic income per common share	As reported	$1.17	$1.18	$1.31
	Pro forma	$1.13	$1.17	$1.29
Diluted income per common share	As reported	$1.16	$1.17	$1.31
	Pro forma	$1.11	$1.15	$1.29

Comparison of 2002 to 2001 Results of Operations

Continuing Operations

Revenues from Operations

      Total revenues increased $40.9 million, or 12.9%, to $357.2 million for the year ended December 31, 2002 as compared to $316.3 million in 2001. Base and percentage rental revenues for 2002 increased $34.4 million, or 15.5%, to $256.9 million as compared to $222.5 million in 2001. Approximately $2.3 million of the increase in base rental income was the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (for purposes of comparison, for any particular calendar year, Core Portfolio Properties refer to shopping center properties owned as of January 1 of the prior calendar year excluding those under redevelopment or classified as discontinued operations), which is an increase of 1.3% over 2001 revenues from Core Portfolio Properties. The eleven shopping centers acquired by the Company in 2002 contributed $20.8 million of additional base rental revenue, the four shopping centers developed by the Company contributed $1.6 million and the merger of the American Industrial Properties (“AIP”) properties (See Strategic Transactions — 2001 Activity) contributed $12.4 million. These increases were offset by a $2.7 million decrease from the sale/transfer of seven properties in 2001 and 2002. Additionally, there was a decrease of $1.3 million in straight line rent from 2001 to 2002.

      At December 31, 2002, the aggregate occupancy of the Company’s shopping center portfolio was 95.1% as compared to 94.8% at December 31, 2001. The average annualized base rent per occupied square foot was $10.58, as compared to $10.03 at December 31, 2001. Same store tenant sales performance over the trailing 12 month period within the Company’s portfolio are approximately $240 per square foot for those tenants required to report compared to $241 from the prior year.

      At December 31, 2002 and 2001, the aggregate occupancy of the Company’s consolidated shopping centers was 94.5% for each year. The average annualized base rent per leased square foot at December 31, 2002 was $9.18 as compared to $8.48 at December 31, 2001. During 2002, same store sales, for those tenants required to report sales (approximately 12.8 million square feet), decreased 1.1% to $226 per square foot, compared to $229 per square foot in 2001. The slight decrease in same store sales per square foot reflects the softening if the current economy. At December 31, 2002, the aggregate occupancy of the Company’s joint venture shopping centers was 96.7% as compared to 95.4% at December 31, 2001. The average annualized base rent per leased square foot was $13.69 at December 31, 2002, as compared to $12.75 at December 31, 2001. During 2002, same store sales, for those tenants required to report such information (approximately 5.5 million square feet), increased 0.8% to $273 per square foot, compared to $270 per square foot in 2001. At December 31, 2002, the aggregate occupancy of the Company’s business centers was 83.5%, as compared to 85.4% at December 31, 2001.

      Recoveries from tenants for the year ended December 31, 2002 increased $10.1 million or 16.9%, to $69.7 million as compared to $59.6 million in 2001. This increase was primarily related to the Company’s merger with AIP which contributed $3.2 million and an increase in recoveries of $6.9 million primarily associated with the 2002 and 2001 shopping center acquisitions and developments. Recoveries were approximately 80.1% and 84.5% of operating expenses and real estate taxes for the years ended December 31, 2002 and 2001, respectively. The slight decrease is primarily attributable to the consolidation of the industrial office properties of AIP, which historically have a lower recovery percentage and slightly lower occupancy levels and an increase in bad debt expenses (See Expenses from Operations).

      Ancillary and other property related income for the year ended December 31, 2002 increased $0.8 million, or 23.1%, to $3.7 million as compared to $2.9 million in 2001. This increase was primarily due to the Company pursuing additional ancillary income opportunities. It is anticipated that growth in ancillary revenues, such as advertising, temporary tenants, common area retail merchandising programs and other non-traditional concepts, will continue as additional opportunities are pursued.

      Management fee income for the year ended December 31, 2002 decreased $1.1 million, or 10.1%, to $10.2 million as compared to $11.3 million in 2001. The decrease was primarily associated with the Company assuming property management responsibilities for all of the real estate assets of Burnham Pacific Properties (“Burnham”) in the fourth quarter of 2000 in connection with Burnham’s planned liquidation and subsequent disposition of the majority of these assets during 2001. For the year ended December 31, 2002, the Company recorded management fee income from Burnham of $0.3 million, compared to $1.8 million in 2001. As of June 30, 2002, the remaining Burnham assets were transferred into a liquidating trust and, as a result, the Company is no longer providing property management services. The Company assumed property management responsibilities in October 2002 relating to a recently formed joint venture, which acquired the designation rights to real estate assets owned and controlled by Service Merchandise. Leasing and management fees for this joint venture aggregated approximately $0.5 million in 2002.

      Development fee income for the year ended December 31, 2002 decreased $0.6 million, or 21.2%, to $2.2 million as compared to $2.8 million in 2001. This decrease is primarily attributable to joint venture development projects becoming operational. The Company is currently involved with joint venture development projects in Long Beach, California and Coon Rapids, Minnesota. The Company is also involved in the redevelopment of real estate assets owned and controlled by Service Merchandise. The Company will continue to pursue additional development joint ventures as opportunities present themselves.

      Interest income for the year ended December 31, 2002, decreased $0.5 million, or 8.1%, to $5.9 million as compared to $6.4 million in 2001. This decrease was primarily associated with the repayment of advances by certain joint ventures, which resulted in a corresponding reduction in interest income.

      Other income for the year ended December 31, 2002 decreased $0.7 million, or 11.6%, to $5.4 million as compared to $6.1 million in 2001. The decrease is primarily due to a reduction of $2.0 million in lease termination revenue and an increase of $0.5 million relating to other project related items. This decrease was offset by the sale of development rights to the Wilshire project in Los Angeles, California, which contributed approximately $2.3 million.

Expenses from Operations

      Rental operating and maintenance expenses for the year ended December 31, 2002 increased $9.5 million, or 27.8%, to $43.7 million as compared to $34.2 million in 2001. An increase of $1.5 million was attributable to the Core Portfolio Properties, $4.7 million was attributable to the fifteen shopping centers acquired and developed in 2002 and 2001 and $3.7 million was attributable to the merger of the AIP properties. These increases were offset by a decrease of $0.4 million relating to the sale/transfer of seven properties in 2001 and 2002. The Company also recorded an increase in bad debt expense of approximately $2.5 million as compared to 2001. Bad debt expense approximated 1.5% and 1.1% of total revenues in 2002 and 2001, respectively.

      Real estate taxes increased $7.0 million, or 19.4%, to $43.3 million for the year ended December 31, 2002 as compared to $36.3 million in 2001. An increase of $4.8 million related to the fifteen shopping centers acquired and developed in 2002 and 2001, $1.7 million is related to the merger of the AIP properties and $0.9 million is related to the Core Portfolio Properties. These increases were offset by a decrease of approximately $0.4 million due to the sale/transfer of seven properties in 2001 and 2002.

      General and administrative expenses increased $5.0 million, or 20.6%, to $29.4 million for the year ended December 31, 2002 as compared to $24.4 million in 2001. Total general and administrative expenses were approximately 4.8% and 4.3% of total revenues, including revenues of joint ventures, for the years ended

December 31, 2002 and 2001, respectively. General and administrative costs for 2002 include incentive income payable to the Company’s Chairman and CEO of approximately $2.0 million pursuant to his incentive agreement relating to the Retail Value Investment Program’s performance in 2002 (none in 2001). After adjusting for this charge, the Company’s general and administrative expenses were approximately 4.5% of total revenues in 2002.

      The increase in general and administrative expenses is attributable to the growth of the Company primarily related to shopping center acquisitions, expansions and developments, the merger of AIP and the expansion of a West Coast office in conjunction with the Company’s increased ownership of assets on the West Coast. The Company continues to expense most internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain construction administration costs of $4.3 million and $3.3 million in 2002 and 2001, respectively.

      Interest expense, decreased $4.1 million, or 5.0%, to $76.8 million for the year ended December 31, 2002 as compared to $80.9 million in 2001. The overall decrease in interest expense for the year ended December 31, 2002 as compared to the same period in 2001 is due to lower interest rates. The weighted average debt outstanding and related weighted average interest rate during 2002 was approximately $1.4 billion and 6.1%, respectively, as compared to approximately $1.3 billion and 7.1%, respectively, during 2001. Interest costs capitalized, in connection with development and expansion projects and development joint venture interests, were $9.2 million for the year ended December 31, 2002 as compared to $12.9 million in 2001. The decrease in capitalized interest is attributable to a decrease in interest rates, as discussed above, and a reduction in costs of projects under development.

      An impairment charge of $2.9 million was recorded in 2001. During the 2001, one of the Company’s retail tenants announced it was liquidating its inventory and closing its remaining stores. During 2001, the tenant completed its sale of inventory and auction of its real estate. The Company believes, based on (i) a lack of significant proceeds received by the tenant on its auction of real estate and the other assets, and (ii) a lack of positive information disseminated from the tenant which suggested a reduced probability of recovery of certain recorded amounts, that a provision of $2.9 million was appropriate. This charge was reflected as an impairment charge within the consolidated statements of operations.

      Depreciation and amortization expense increased $14.4 million, or 22.7%, to $77.7 million for the year ended December 31, 2002 as compared to $63.3 million in 2001. An increase of $5.0 million is related to the fifteen shopping centers acquired and developed in 2002 and 2001, $3.8 million is related to the merger of the AIP properties and $5.7 million is related to the Core Portfolio Properties. The increase in depreciation at the Core Portfolio Properties is primarily related to expansion and redevelopments, including related changes in estimated useful lives associated with the certain assets under redevelopment. An additional increase of $0.6 million is related to personal property depreciation. These increases are offset by a decrease of approximately $0.7 million, relating to the sale/transfer of seven properties in 2001 and 2002.

Other

      Equity in net income of joint ventures increased $15.8 million, or 92.6%, to $32.8 million in 2002 as compared to $17.0 million in 2001. An increase of approximately $4.1 million is primarily related to the Company’s proportionate share of the gain on sale of two shopping center properties in the Community Centers Joint Ventures. An increase of approximately $5.3 million, net of tax, is primarily related to the Company’s proportionate share of the gain on sale of the shopping center properties located in Hagerstown, Maryland; Eatontown, New Jersey; Salem, New Hampshire and Round Rock, Texas realized from the Company’s interest in DD Development Company. Additionally, an increase of $4.4 million, pre-tax, relates to the newly formed joint venture, which disposed of certain Service Merchandise assets. The remaining net increase of $2.0 million primarily relates to the newly developed shopping centers, which began operations at the end of 2001, lease termination income at one joint venture and outlot sales.

      Equity in net income of minority equity investment was $1.5 million for the year ended December 31, 2001 and related to the Company’s equity investment in AIP. On May 14, 2001, AIP sold 31 assets and a wholly-owned subsidiary of DDR was merged into AIP such that DDR owns the remaining assets. Accordingly, the operating results associated with these assets were consolidated within the consolidated statements of operations since May 14, 2001.

      Gain on disposition of real estate and real estate investments aggregated $3.4 million for the year ended December 31, 2002, which primarily relates to the sale of the 90% interest in the recently developed shopping center property located in Kildeer, Illinois which resulted in a gain of $2.5 million and land sales which resulted in an aggregate gain of $0.9 million.

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

      Minority equity interest expense increased $0.1 million, or 0.3%, to $21.6 million for the year ended December 31, 2002 as compared to $21.5 million in 2001. This increase relates primarily to the minority interest associated with an office property resulting from the merger of AIP. This increase is offset by a decrease of approximately $0.7 million due to the conversion of $35.0 million, 8.5% preferred operating partnership units (“OP Units”) into approximately 1.6 million common shares of the Company during the fourth quarter of 2002.

      Income from discontinued operations decreased $1.2 million, or 44.3% to $1.5 million for the year ended December 31, 2002, as compared to $2.7 million in 2001. Discontinued operations include the activity of seven shopping centers and one business center aggregating 454,000 square feet of GLA. During 2001, one of the shopping center properties sold recognized a $1.3 million lease termination fee, which primarily accounts for the decrease in income from discontinued operations.

      Loss from the sale of discontinued operations was $0.5 million for the year ended December 31, 2002. This loss is primarily due to an impairment charge of $4.7 million recognized in the second quarter of 2002 in relation to a shopping center located in Orlando, Florida. During the second quarter, the Company received an unsolicited offer and entered into an agreement to sell this shopping center for approximately $7.3 million, and sold the property in the fourth quarter of 2002. The Company recognized an aggregate gain of approximately $4.2 million relating to the sale of the remaining six shopping centers and one business center.

Net Income

      Net income increased $9.6 million to $102.0 million for the year ended December 31, 2002 as compared to $92.4 million in 2001. The increase in net income of $9.6 million is primarily attributable to increases in net operating revenues (total revenues less operating and maintenance expenses, real estate taxes and general and administrative expense) aggregating $22.3 million, resulting from new leasing, re-tenanting and expansion of the Core Portfolio Properties, the fifteen shopping centers acquired and developed in 2002 and 2001 and the merger of the AIP properties. Additionally, an increase of $15.8 million from equity in net income from joint ventures was primarily due to the Company’s share of the gain on sale of the real estate and a reduction of interest expense of $4.1 million. This increase was offset by a decrease in gain on sale of real estate and real estate investments of $14.9 million relating to the sale/transfer of seven properties in 2001 and 2002, loss from discontinued operations of $1.7 million and increases in depreciation and minority interest expense of $14.4 million and $0.1 million, respectively. In addition, a decrease of $1.5 million in net income from minority equity investment is due to the consolidation of the AIP properties.

Comparison of 2001 to 2000 Results of Operations

Continuing Operations

Revenues from Operations

      Total revenues increased $33.3 million, or 11.8%, to $316.3 million for the year ended December 31, 2001 as compared to $283.0 million in 2000. Base rental revenues for 2001 increased $24.7 million, or 12.5%, to $223.5 million as compared to $198.8 million in 2000. Approximately $0.7 million of the increase in base rental income was the result of new leasing, re-tenanting and expansion of the Core Portfolio Properties (for purposes of comparison, for any particular calendar year, Core Portfolio Properties refer to the shopping center properties owned as of January 1 of the prior calendar year). This represents an increase of 0.4% over 2000 revenues from Core Portfolio Properties (excluding the Core Portfolio Properties which were under redevelopment, base rental revenues increased $2.8 million or 2.0% for the year ended December 31, 2001 compared to the same period in 2000). The shopping center acquired by the Company in 2000 contributed $0.8 million of additional base rental revenue, the nine shopping centers developed by the Company contributed $7.7 million and the merger of the AIP properties (See Strategic Transactions — 2001 Activity) contributed $21.9 million. These increases were offset by a $6.4 million decrease from the sale/transfer of nine properties and three Wal-Mart stores in 2000 and 2001.

      At December 31, 2001, the aggregate occupancy of the Company’s shopping center portfolio was 94.8% as compared to 95.7% at December 31, 2000. The average annualized base rent per occupied square foot was $10.03, as compared to $9.66 at December 31, 2000. Same store tenant sales performance over the trailing 12 month period within the Company’s portfolio are approximately $251 per square foot for those tenants required to report compared to $246 from the prior year.

      At December 31, 2001, the aggregate occupancy of the Company’s consolidated shopping centers was 94.5% as compared to 95.2% at December 31, 2000. The average annualized base rent per leased square foot was $8.48 as compared to $8.17 at December 31, 2000. During 2001, same store sales, for those tenants required to report sales (approximately 11.5 million square feet), increased 1.7% to $245 per square foot. At December 31, 2001, the aggregate occupancy of the Company’s joint venture shopping centers was 95.4% as compared to 96.1% at December 31, 2000. The average annualized base rent per leased square foot was $12.75 at December 31, 2001, as compared to $12.35 at December 31, 2000. During 2001, same store sales, for those tenants required to report such information (approximately 3.2 million square feet), increased 3.6% to $273 per square foot. At December 31, 2001 the aggregate occupancy of the Company’s business centers was 85.4%. The business centers were acquired by the Company on May 14, 2001.

      Recoveries from tenants for the year ended December 31, 2001 increased $5.3 million or 9.7%, to $59.6 million as compared to $54.3 million in 2000. This increase was primarily related to the Company’s merger with AIP which contributed $3.9 million and an increase in operating and maintenance expenses and real estate taxes primarily associated with the 2001 and 2000 shopping center acquisitions and developments. Recoveries were approximately 84.5% and 88.8% of operating expenses and real estate taxes for the year ended December 31, 2001 and 2000, respectively. The decrease in the recovery percentage rate is primarily associated with the consolidation of the industrial and office properties from AIP, which historically have a lower recovery percentage, an increase in non-recoverable operating expenses and bad debt expense as discussed below under the caption Expenses from Operations and slightly lower occupancy levels.

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

      Management fee income for the year ended December 31, 2001 increased $4.3 million, or 61.9%, to $11.3 million as compared to $7.0 million in 2000. The increase was primarily associated with the Company assuming property management responsibilities for all of the real estate assets of Burnham in the fourth quarter of 2000 and also its acquisition, through its joint venture with Prudential Real Estate Investors (“PREI”), of ten retail assets from Burnham in 2000 and 2001. In addition, the Company formed certain joint ventures in 1999 and 2000 associated with certain retail assets under development, which became operational. The Company is performing property management services for the joint ventures and is receiving fees at market rates for these services.

      Development fee income for the year ended December 31, 2001 increased $0.2 million, or 6.8%, to $2.8 million as compared to $2.6 million in 2000. This increase is attributable to the substantial completion of certain joint venture development projects in 2001. The Company is involved with joint venture development projects in Long Beach, California; Littleton, Colorado and Coon Rapids, Minnesota. The Company will continue to pursue additional development joint ventures as opportunities are presented.

      Interest income for the year ended December 31, 2001 increased $2.1 million, or 48.3%, to $6.4 million as compared to $4.3 million in 2000. This increase was primarily associated with interest earned on advances to certain joint ventures and interest earned on escrowed funds.

      Other income for the year ended December 31, 2001 decreased $3.0 million, or 32.9%, to $6.1 million as compared to $9.1 million in 2000. This change reflects a decrease in lease termination and bankruptcy settlement revenues.

Expenses from Operations

      Rental operating and maintenance expenses for the year ended December 31, 2001 increased $6.0 million, or 21.4%, to $34.2 million as compared to $28.2 million in 2000. An increase of $1.5 million was attributable to the ten shopping centers acquired and developed in 2001 and 2000, $4.4 million was attributable to the merger of the AIP properties, $1.0 million was primarily attributable to non-recoverable operating expenses from continuing operations which includes an increase in the Company’s provisions for bad debt expense of approximately $1.0 million and various maintenance items in the Core Portfolio Properties. These increases were offset by a decrease of $0.9 million relating to the sale/transfer of nine properties and three Wal-Mart stores in 2000 and 2001.

      Real estate taxes increased $3.3 million, or 10.1%, to $36.3 million for the year ended December 31, 2001 as compared to $33.0 million in 2000. An increase of $1.7 million related to the ten shopping centers acquired and developed in 2001 and 2000 and $2.9 million related to the merger of the AIP properties. These increases were offset by a decrease of approximately $0.9 million due to the sale/transfer of nine properties and three Wal-Mart stores in 2000 and 2001 and the remaining $0.4 million decrease is primarily associated with the Core Portfolio Properties.

      General and administrative expenses increased $3.9 million, or 19.2%, to $24.4 million for the year ended December 31, 2001 as compared to $20.5 million in 2000. Total general and administrative expenses were approximately 4.3% of total revenues, including revenues of joint ventures, for the years ended December 31, 2001 and 2000.

      The increase in general and administrative expenses is attributable to the growth of the Company primarily related to shopping center acquisitions, expansions and developments, the opening of a West Coast office in conjunction with the Company’s increased ownership of assets on the West Coast and property management services provided to Burnham in the fourth quarter of 2000. The Company continues to expense most internal leasing salaries, legal salaries and related costs associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain construction administration costs of $3.3 million and $3.2 million in 2001 and 2000, respectively.

      Interest expense, increased $4.8 million, or 6.3%, to $80.9 million for the year ended December 31, 2001 as compared to $76.1 million in 2000. The overall increase in interest expense was primarily related to the acquisition and development of ten shopping centers during 2001 and 2000 and the debt assumed in conjunction with the Company’s merger with AIP. The weighted average debt outstanding and related weighted average interest rate during 2001 was approximately $1.3 billion and 7.1%, respectively, as compared to approximately $1.2 billion and 8.0%, respectively, during 2000. Interest costs capitalized, in connection with development, expansion projects and development joint venture interests, were $12.9 million for the year ended December 31, 2001 as compared to $18.2 million in 2000. The decrease in capitalized interest is attributable to a decrease in interest rates, as discussed above, and a reduction in costs of projects under development.

      An impairment charge of $2.9 million was recorded during the third quarter of 2001. During the second quarter of 2001, one of the Company’s retail tenants announced it was liquidating its inventory and closing its remaining stores. In assessing recoverability of its recorded assets associated with this tenant, the Company had initially estimated, based upon its prior experience with similar liquidations, that proceeds relating to the Company’s claims in liquidation would be sufficient to recover the aggregate recorded assets for this tenant. In the third quarter, the tenant completed its sale of inventory and auction of its real estate. The Company believed, based on (i) a lack of significant proceeds received by the tenant on its auction of real estate and the other assets, and (ii) a lack of positive information disseminated from the tenant which suggested a reduced probability of recovery of certain recorded amounts, that a provision of $2.9 million was appropriate. This charge was reflected as an impairment charge within the consolidated statements of operations.

      Depreciation and amortization expense increased $10.3 million, or 19.3%, to $63.3 million for the year ended December 31, 2001 as compared to $53.0 million in 2000. An increase of $2.5 million is related to the ten shopping centers acquired and developed in 2001 and 2000, $4.5 million is related to the merger of the AIP properties and $4.6 million is related to the Core Portfolio Properties. The increase in depreciation at the Core Portfolio Properties is primarily related to expansion and redevelopments, including related changes in estimated useful lives associated with the costs incurred for certain assets under redevelopment. These increases are offset by a decrease of approximately $1.3 million, relating to the sale/transfer of nine properties and three Wal-Mart stores in 2000 and 2001.

Other

      Equity in net income of joint ventures decreased $0.1 million, or 0.4%, to $17.0 million in 2001 as compared to $17.1 million in 2000. An increase of $1.5 million is primarily related to the joint venture formed in 2000 to acquire ten shopping centers from Burnham and certain development joint ventures becoming operational. This increase was offset by a decrease of $0.5 million relating to the Company’s sale of 60% of its half interest in the Community Center Joint Venture in February 2000. In addition, the sale of eight former Best Products sites in 2001 and 2000 also contributed to a decrease of approximately $0.7 million. The remaining decrease of $0.4 million primarily relates to joint ventures which included HomePlace and Pharmor as tenants and accordingly the income of these joint ventures was reduced pending re-leasing of the vacant space.

      Equity in net income of minority equity investment decreased $4.7 million, or 75.1%, to $1.5 million for the year ended December 31, 2001, as compared to $6.2 million for the same period in 2000. On May 14, 2001, AIP sold 31 assets and a wholly-owned subsidiary of DDR was merged into AIP such that DDR owns the remaining assets. Accordingly, the operating results associated with these assets were consolidated within the consolidated statements of operations since May 14, 2001. See discussion below under “2001 Strategic Transactions.”

      Minority interests expense increased $1.9 million, or 9.7%, to $21.5 million for the year ended December 31, 2001 as compared to $19.6 million in 2000. This expense represents the income allocation associated with the priority distributions relating to minority equity interests. An increase of $3.8 million relates to the issuance of preferred operating partnership units by the Company’s operating partnerships (“Preferred OP Units”) in May 2000. These Preferred Units may be exchanged, under certain circumstances, into preferred shares of the Company. In addition, an increase of $0.7 million relates to the minority interest associated with an office property assumed in the merger of AIP. This increase was offset by a $2.6 million decrease due to the Company’s acquisition of the minority partners’ ownership interest in 11 properties and consequently retiring approximately 3.6 million OP Units in July 2000.

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

      Gain on disposition of real estate and investments aggregated $23.4 million for the year ended December 31, 2000. In 2000, the Company sold several properties including shopping centers located in Stone Mountain, Georgia; Florence, Kentucky; a portion of a shopping center in Las Vegas, Nevada and Wal-Mart stores in Camden, South Carolina and New Bern and Washington, North Carolina and its 50% joint venture interest in a recently developed shopping center in Fenton, Missouri. In addition, the Company sold 60% of its half interest in a joint venture, which owns ten operating shopping centers. In connection with the formation of a joint venture in February 2000, the Company sold one property, received cash and a 50% partnership interest.

      Income from discontinued operations increased $1.3 million, or 88.4%, to $2.7 million for the year ended December 31, 2001, as compared to $1.4 million in 2000. The increase in discontinued operations is due to the activity of eight shopping centers sold in 2002 and primarily relates to a lease termination fee of $1.3 million in 2001 at one of the shopping centers sold.

Net Income

      Net income decreased $8.4 million to $92.4 million for the year ended December 31, 2001 as compared to $100.8 million in 2000. The decrease in net income of $8.4 million is primarily attributable to the decrease in gain on sale of real estate and real estate investments of $5.1 million relating to the sale/transfer of nine properties and three Wal-Mart stores in 2000 and 2001 and a $2.9 million impairment charge recorded in 2001. Additionally, a decrease in equity in net income from joint ventures and minority interests aggregating $4.8 million is primarily related to the Company’s merger of the AIP properties. In addition, there were increases in interest expense, depreciation and amortization, and minority interest expense of $4.8 million, $10.3 million and $1.9 million, respectively. These decreases were offset by increases in net operating revenues (total revenues less operating and maintenance expenses, real estate taxes and general and administrative expense) aggregating $21.3 million, of which approximately $6.7 million is related to new leasing, re-tenanting and expansion of the Core Portfolio Properties and the ten shopping centers acquired and developed in 2001 and 2000 offset by a decrease of $3.4 million from the sale of real estate assets and discontinued operations and an increase of approximately $18.0 million is related to the consolidation of AIP’s assets.

FUNDS FROM OPERATIONS

      Management believes that Funds From Operations (“FFO”) provides an additional indicator of the financial performance of a REIT. FFO is defined generally and calculated by the Company as net income applicable to common shareholders excluding gains (or losses) from sales of depreciable real estate property, except for those sold through the Company’s merchant building program, sales of securities and extraordinary items, adjusted for certain non-cash items. These non-cash items principally include real property depreciation, equity income from its joint ventures and equity income from its minority equity investment and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investment, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner.

      In 2002, FFO was $165.0 million as compared to $135.5 million in 2001 and $129.3 million in 2000. The increase in total FFO in 2002 is principally attributable to increases in revenues from the Core Portfolio Properties, acquisitions and developments and lower interest rates. Also contributing to an increase in FFO were the sales of recently developed shopping centers and former Service Merchandise units, which are owned through joint ventures and the Company’s taxable REIT affiliates.

      The Company’s calculation of FFO is as follows (in thousands):

	Year ended December 31,

	2002	2001	2000

Net income applicable to common shareholders (1)	$74,912	$65,110	$73,571
Depreciation and amortization of real estate investments	76,462	63,200	52,974
Equity in net income of joint ventures	(32,769)	(17,010)	(17,072)
Equity in net income of minority equity investment	—	(1,550)	(6,224)
Joint ventures’ FFO (2)	44,473	31,546	30,512
Minority equity investment FFO (3)	—	6,448	14,856
Minority interest (OP Units)	1,450	1,531	4,126
Impairment charge and loss (gain) of depreciable real estate and real estate investments (4)	454	(16,688)	(23,440)
Impairment charge (5)	—	2,895	—

	$164,982	$135,482	$129,303

(1)	Includes straight-line rental revenues, which approximated $3.3 million in 2002 and $4.6 million in 2001 and 2000 (including discontinued operations).

(2)	Joint ventures FFO is summarized as follows (in thousands):

	Year ended December 31,

	2002	2001	2000

Net income (a)	$105,560	$51,289	$41,545
Depreciation and amortization of real estate investments	38,168	35,676	27,270
Loss (gain) on disposition of real estate and real estate investments (b)	(29,413)	97	86

	$114,315	$87,062	$68,901

DDRC ownership interests	$44,473	$31,546	$30,512

(a)	Includes straight-line rental revenue of approximately $3.2 million in 2002, and $4.6 million in 2001 and 2000. The Company’s proportionate share of straight-line rental revenues was $1.1 million, $1.5 million and $1.9 million in 2002, 2001 and 2000, respectively. These amounts include discontinued operations.

(b)	During the fourth quarter of 2000, an equity affiliate of the Company recognized a gain, net of tax, of approximately $1.7 million relating to the sale of five former Best Products locations. This gain was offset by a $1.8 million write-off, net of tax, of an investment in a technology company. The gain on sale of recently developed shopping centers, owned by the Company’s taxable REIT affiliates, is included in FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or assets sold in conjunction with the formation of the joint venture which holds the designation rights for the Service Merchandise properties.

(3)	FFO for the year ended December 31, 2001 includes an add back of approximately $3.2 million relating to the Company’s proportionate share of loss on sale, including certain transaction related costs and severance charges which were incurred by AIP as a result of the Lend Lease sale and consummation of the merger with a wholly-owned subsidiary of the Company.

(4)	In 2002, the amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the statement of operations consists of residual land sales, which management considers a sale of non-depreciated real property and the sale of a newly developed shopping center, for which the Company maintained continuing involvement. These sales are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO.

(5)	During the second quarter of 2001, one of the Company’s retail tenants announced it was liquidating its inventory and closing its remaining stores. In assessing recoverability of its recorded assets associated with this tenant, the Company had initially estimated, based upon its prior experience with similar liquidations, that proceeds relating to the Company’s claims in liquidation would be sufficient to recover the aggregate recorded assets for this tenant. In the third quarter, the tenant completed its sale of inventory and auction of its real estate. The Company believed that based on (i) a lack of significant proceeds received by the tenant on its auction of real estate and the other assets, and (ii) a lack of positive information disseminated from the tenant which suggested a reduced probability of recovery of certain recorded amounts, a provision of $2.9 million was appropriate. This change was reflected as an impairment charge within the consolidated statement of operations.

Acquisitions, Developments and Expansions

      During the three-year period ended December 31, 2002, the Company and its joint ventures expended $916.3 million, net, to acquire, develop, expand, improve and re-tenant its properties as follows (in millions):

	2002		2001		2000

Company:
Acquisitions	$298.6	(1)	$289.3	(2)	$81.1	(3)
Completed expansions	8.0		13.7		13.6
Developments and construction in progress	66.4		72.9		81.2
Tenant improvements and building renovations (4)	7.3		6.1		6.3
Furniture and fixtures and equipment	2.3		2.5		0.4

	382.6		384.5		182.6
Less real estate sales and property contributed to joint ventures	(72.2	)(4)	(52.7)		(89.1)

Company total	310.4		331.8		93.5

Joint Ventures:
Acquisitions/ Contributions	53.0		213.1		91.2	(5)
Completed expansions	9.0		2.3		6.2
Developments and construction in progress	48.6		103.7		114.7
Tenant improvements and building renovations	1.6		4.9		1.9
Other real estate investments	241.6	(6)	—		—
Minority equity investment in AIP	—		(135.0	)(2)	(2.2)

	353.8		189.0		211.8
Less real estate sales	(441.2)		(16.9)		(115.9	)(3)

Joint ventures total	(87.4)		172.1		95.9

	223.0		503.9		189.4
Less proportionate joint venture share owned by others	(71.0)		(233.2)		(101.7)

Total DDR net additions	$152.0		$270.7		$87.7	(7)

(1)	Includes transfers from joint ventures of the Independence, Missouri shopping center, Phase IV of the Salisbury, Maryland shopping center, the Canton, Ohio shopping center, Plainville, Connecticut shopping center and San Antonio, Texas shopping center to the Company.

(2)	The balance reflects the consolidation of the assets formerly owned by American Industrial Properties (AIP) which was merged during second quarter 2001.

(3)	Includes transfers to the Company in the aggregate amount of $76.7 million relating to the Nassau Pavilion development project, two former DDR/ Oliver McMillan projects, and Phase II of the Salisbury, Maryland development project. All of which were previously held through joint ventures.

(4)	Includes a transfer to joint ventures for the newly developed shopping center in Kildeer, Illinois, the sales of seven shopping centers, one business center and the sale of three outlots.

(5)	Includes transfers from the Company to joint ventures in the aggregate amount of $39.6 million relating to a development project in San Antonio, Texas, a transfer of a Phoenix, Arizona property and the outparcel land at Round Rock, Texas.

(6)	Amount represents the assets acquired from Service Merchandise pursuant to the designation rights agreement.

(7)	Does not include the Company’s sale of 60% of its half interest in the Community Center Joint Venture for approximately $163 million, as this transaction did not affect a change in assets at the joint venture level.

2002 Activity

Expansions:

      For the twelve month period ended December 31, 2002, the Company completed expansions and redevelopments at five shopping centers located in Denver, Colorado; Detroit, Michigan; St. Louis, Missouri; Lebanon, Ohio; and North Olmsted, Ohio at an aggregate cost of approximately $8.0 million. The Company is currently expanding/redeveloping eight shopping centers located in Birmingham, Alabama; North Little Rock, Arkansas; Bayonet Point, Florida; Brandon, Florida; North Canton, Ohio; Tiffin, Ohio; Riverdale, Utah and Taylorsville, Utah at a projected incremental cost of approximately $29.7 million. The Company is also scheduled to commence three additional expansion projects at the shopping centers located in Aurora, Ohio; Princeton, New Jersey and Erie, Pennsylvania.

      For the twelve month period ended December 31, 2002, the Company’s joint ventures completed expansions and redevelopments at seven shopping centers located in Atlanta, Georgia; Marietta, Georgia; Schaumburg, Illinois; Leawood, Kansas; Overland Park, Kansas; Maple Grove, Minnesota and San Antonio, Texas at an aggregate cost of approximately $15.0 million. The Company’s joint ventures are currently expanding/redeveloping three shopping centers located in San Ysidro, California; Shawnee, Kansas; and North Olmsted, Ohio at a projected incremental cost of approximately $8.8 million. The Company is scheduled to commence one additional expansion project at the joint venture shopping center located in Deer Park, Illinois.

Acquisitions:

      In 2002, the Company acquired the following shopping center assets:

			Gross
			Purchase
	Square	Month	Price
Location	Feet	Acquired	(Millions)

Plainville, Connecticut	470,000	July	$44.4	(1)
San Antonio, Texas	270,000	July	32.1	(1)
Forth Worth, Texas; Dallas, Texas; Columbia, South Carolina; Birmingham, Alabama and Witchita, Kansas	1,000,000	July	81.8	(2)
North Canton, Ohio	230,000	June	11.4	(3)
Independence, Missouri	380,000	February	33.4	(4)
San Francisco, California (Historic Van Ness) and Richmond, California (Hilltop)	368,000	February	65.4	(5)

	2,718,000		$268.5	(6)

(1)	Reflects the Company’s purchase price associated with the acquisition of its partners’ 75.25% ownership interest in these shopping centers.

(2)	Reflects the Company’s purchase price associated with the acquisition of a portfolio of shopping centers.

(3)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 50% interest in this shopping center.

(4)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 80% interest in this shopping center.

(5)	Reflects the Company’s acquisition of two shopping center properties from Burnham Pacific Properties, Inc., Burnham Pacific Operating Partnership, L.P., and BPP/ Van Ness, L.P. This acquisition was financed through the issuance of approximately 2.5 million common shares valued at approximately $49.2 million and cash.

(6)	The Company’s total real estate assets increased approximately $299 million relating to these acquisitions after reflecting the reclassification of the Company’s ownership interest from advances to and investments in joint ventures.

     Furthermore, the Company acquired the following shopping center assets in 2003:

			Gross
			Purchase
	Square	Month	Price
Location	Feet	Acquired	(Millions)

Phoenix, Arizona	296,000	January	$43.0 (1)
Pasadena, California	560,000	January	113.5 (2)
Gulfport, Mississippi	540,000	January	45.5

	1,396,000		$202.0

(1)	The Company purchased a 67% equity interest, net of debt assumed, for approximately $17.4 million.

(2)	The Company purchased a 25% equity interest, net of debt assumed, for approximately $7.1 million.

Development (Consolidated):

      The consolidated development projects are as follows:

•	Phase II of the Meridian, Idaho (a suburb of Boise) shopping center commenced construction in 2002, with completion scheduled for 2003.

•	The Company commenced construction during 2002 on the central quadrant of the Coon Rapids, Minnesota, Riverdale Village Shopping Center. This development will create an additional 295,000 square feet of retail space.

•	The Company broke ground during 2002 on two shopping center developments located in Riverdale, Utah and Long Beach, California.

•	The Company anticipates breaking ground in 2003 on a 100,000 square foot shopping center located in, St. Louis, Missouri (Southtown).

      The wholly-owned and consolidated development funding schedule as of December 31, 2002 is as follows (in millions):

Funded as of December 31, 2002	$147.9
Projected net funding during 2003	75.8
Projected net funding thereafter	26.1

Total	$249.8

Development (Joint Ventures):

      The Company has joint venture development agreements for five shopping center projects. These five projects have an aggregate projected cost of approximately $192.8 million and are currently scheduled for completion during 2003. The projects located in Long Beach, California (City Place) and Austin, Texas are being financed through the Prudential/ DDR Retail Value Fund. The other three projects are located in Littleton, Colorado; Coon Rapids, Minnesota and St. Louis, Missouri. The projects in Long Beach, California; Littleton, Colorado and Coon Rapids, Minnesota were substantially completed in 2002.

      The joint venture development funding schedule as of December 31, 2002 is as follows (in millions):

	DDR’s	JV Partners’	Proceeds from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total

Funded as of December 31, 2002	$19.7	$21.4	$121.0	$162.1
Projected net funding during 2003	0.1	0.2	23.4	23.7
Projected net funding thereafter	1.7	—	5.3	7.0

Total	$21.5	$21.6	$149.7	$192.8

Dispositions:

      The Company sold the following properties in 2002:

	Square	Month of	Sales Price	Gain (loss)
Location	Feet	Sale	(millions)	(millions)

Dallas, Texas (1)	21,000	November	$1.7	$—
Orlando, Florida (2)	180,000	November	7.3	(4.8)
Columbia, South Carolina (2)	47,000	November	5.3	2.1
Jacksonville, North Carolina (2)	63,000	November	6.0	0.6
St. Louis, Missouri (American Plaza) (2)	9,000	September	2.0	(0.1)
Ocala, Florida (2)	19,000	August	0.9	0.6
Huntsville, Alabama (2)	41,000	April	4.4	1.2
Cape Coral, Florida (2)	74,000	April	5.1	—
Kildeer, Illinois (2), (3), (4)	158,000	March	28.0	2.5

	612,000		$60.7	$2.1

(1)	Industrial property

(2)	Shopping center property

(3)	The Company formed a joint venture with a funding advised by DRA Advisors, Inc. and contributed a wholly-owned new shopping center development. The Company retained a 10% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of gain associated with its 10% ownership interest.

(4)	Represents sale of assets through merchant building program.

     The Company’s joint ventures sold the following shopping center properties, excluding those purchased by the Company as described above, in 2002:

	Company’s				Company’s
	Effective				Proportionate
	Ownership	Square	Month of	Sales Price	Share of
Location	Percentage	Feet	Sale	(millions)	Gain (millions)

Round Rock, Texas (4)	24.75%	438,000	December	$78.1	$5.4
Denver, Colorado	20.00%	390,000	November	43.0	2.8
Salem, New Hampshire (4)	24.75%	170,000	June	25.0	1.1
Hagerstown, Maryland (4)	24.75%	286,000	June	41.7	1.9
Eatontown, New Jersey (4)	79.56%	68,000	June	14.0	1.9
Durham, North Carolina	20.00%	408,000	February	50.1	2.1

		1,760,000		$251.9	$15.2

(4)	Represents sale of assets through merchant building program.

Strategic Transactions:

JDN Merger

      In October 2002, the Company and JDN announced entering into a definitive merger agreement pursuant to which JDN shareholders will receive 0.518 shares of DDR in exchange for each share of JDN stock. The transaction valued JDN at approximately $1.1 billion, which included approximately $584 million of assumed debt at the carrying amount and $50 million of preferred stock. It is anticipated that this transaction will be approved by the JDN shareholders and will close in March 2003.

      DDR has arranged for an unsecured bridge financing facility in the amount of $300 million, with pricing comparable to the Company’s $650 million revolving credit facility. This facility will be used to repay JDN’s secured term loan and revolving credit facility and also repay JDN’s $75 million MOPPERS financing which matures at the end of March 2003. This financing will significantly unencumber JDN’s operating shopping center portfolio.

      It is DDR’s intention to utilize this transaction to strengthen its balance sheet through the sale of assets. Since the announcement of the merger, JDN has sold 5 assets for approximately $42 million and has eight additional assets under contract or letter of intent which is expected to generate approximately $68 million of additional proceeds. Following completion of the merger, DDR will continue to pursue the sale of additional non-core assets and land.

      Following the merger, DDR will own or manage over 400 retail operating and development properties in 44 states comprising nearly 86 million square feet of GLA, which includes approximately 25 million square feet of total GLA attributable to JDN. In addition, as part of the merger, DDR will acquire 19 properties comprising approximately 6.3 million square feet of total GLA currently under development by JDN as well as a development pipeline of 9 properties representing 1.9 million square feet of total GLA with a total estimated cost of approximately $120 million. Upon completion of the transaction, DDR will have a total market capitalization of over $5.0 billion (including its pro rata portion of unconsolidated joint venture debt).

Service Merchandise Portfolio

      In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $242 million. The Company has a 25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate use and disposition of the real estate interests held by the bankrupt estate. At December 31, 2002, the portfolio consisted of approximately 100 Service Merchandise retail sites totaling approximately 5.8 million square feet of GLA. The majority of these sites are being redeveloped and retenanted.

      During 2002, the joint venture sold 45 sites and received gross proceeds of approximately $106.5 million. The Company recognized pre-tax income of approximately $4.4 million relating to the operations of this joint venture. The Company also earned disposition, management, leasing and financing fees aggregating $1.4 million in 2002 relating to this joint venture.

2001 Activity

      In 2001, the Company and its joint ventures completed the expansion and redevelopment of ten shopping centers at an aggregate cost of $13.7 million and $2.3 million, for wholly-owned projects and joint venture projects, respectively.

      In 2000, the Company announced it intended to acquire several west coast retail properties from Burnham through a joint venture with PREI and Coventry Real Estate Partners (“Coventry”) (which is 79% indirectly owned by the Company). The joint venture was funded as follows: 1% by Coventry, 20% by DDR, and 79% by Prudential. These properties were not part of Burnham’s liquidation portfolio. The purchase agreement with Burnham was entered into before Burnham’s shareholders approved its plan of liquidation. As of December 31, 2002, ten properties were acquired at an aggregate cost of approximately $280 million. The Company earns fees for managing and leasing the properties, all of which are located in western states.

      The Company and Coventry were selected to serve as Burnham’s liquidation agent pursuant to Burnham’s plan of liquidation. The liquidation portfolio originally included 42 properties aggregating 5.4 million square feet. The Company provided property management services for this portfolio and received property asset management, leasing and development fees for its services at market rates. This service arrangement expired in June 2002 when the remaining assets were transferred to a liquidating trust.

      The Company completed a 577,000 square foot shopping center in Meridian, Idaho; a 622,000 square foot shopping center in Everett, Massachusetts; a 157,000 square foot shopping center in Kildeer, Illinois; and a 460,000 square foot shopping center in Princeton, New Jersey adjacent to the Company’s existing center, which was substantially completed in 2001. Construction was substantially completed and the centers were open for business in 2001 at the Company’s joint venture properties located in Deer Park, Illinois; Plainville, Connecticut; Round Rock, Texas and San Antonio, Texas.

Dispositions:

      The Company sold the following properties in 2001:

	Square	Month of	Sales Price	Gain (loss)
Location	Feet	Sale	(millions)	(millions)

Gahanna (New Albany), Ohio (1)	30,000	December	$4.2	$0.1
San Diego, California (2)	59,000	December	6.8	0.4
Zanesville, Ohio (1)	13,000	October	1.2	0.7
Toledo, Ohio (Airport Square) (1)	190,000	July	14.8	3.0
Highland Heights, Ohio (1)	250,000	June	27.5	11.0
Rapid City, South Dakota (1)	35,500	April	2.4	(0.1)
Ahoskie, North Carolina (1)	190,000	January	8.3	1.8

	767,500		$65.2	$16.9

(1)	Shopping center property

(2)	Business center property

      The Company’s joint ventures sold the following shopping center properties in 2001:

					Company’s
	Company’s				Proportionate
	Effective				Share of
	Ownership	Square	Month of	Sales Price	gain/(loss)
Location	Percentage	Feet	Sale	(millions)	(millions)

Dayton, Ohio (3)	79.56%	33,000	October	$1.8	$0.3
Lawrenceville, New Jersey (3)	79.56%	45,000	August	3.8	0.3
El Paso, Texas (3)	79.56%	35,000	June	1.9	(0.3)
San Diego, California (4)	95.00%	N/A	June	3.0	—

		113,000		$10.5	$0.3

(3)	Represents sale of assets through merchant building program

(4)	Land Parcel

Strategic Transactions:

      The Company completed its merger with AIP following AIP shareholders’ approval of the plan of merger on May 14, 2001. AIP’s shareholders also approved the sale of 31 industrial assets to an affiliate of Lend Lease Real Estate Investments, Inc. (“Lend Lease”) for $292.2 million, which closed on May 14, 2001, immediately prior to the merger. Under the merger agreement, all common shareholders’ interests, other than DDR’s, were effectively redeemed and each shareholder received a final cash payment equal to $12.89 per share which was funded from proceeds received from the asset sale to Lend Lease. In addition, in January 2001, all AIP shareholders, including DDR, received a special dividend of $1.27 per share associated with the sale of the Manhattan Towers office building in November 2000 for $55.3 million.

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

2000 Activity

      In April 2000, the Company purchased a 199,000 square foot shopping center in Brentwood, Tennessee for approximately $22.6 million. In December 2000, a joint venture of the Company purchased two properties from Burnham in which the Company’s 20% ownership interest aggregated $9.7 million.

      In 2000, the Company and its joint ventures completed ten expansion projects at an aggregate cost of $13.6 million and $6.2 million, for wholly-owned projects and joint venture projects, respectively. During 2000, the Company completed construction of a 186,000 square foot shopping center in Oviedo, Florida and Phase II of a 268,000 square foot shopping center in Toledo, Ohio.

Dispositions:

      The Company sold the following shopping center properties in 2000:

	Square	Month of	Sales Price	Gain (loss)
Location	Feet	Sale	(millions)	(millions)

New Bern, North Carolina (Walmart) and	278,000	December	$20.7	$5.0
Washington, North Carolina (Walmart)
Florence, Kentucky	15,000	September	1.7	(0.7)
Camden, South Carolina (Walmart)	183,000	September	11.6	0.8
Las Vegas, Nevada	12,500	July	2.3	1.0
Stone Mountain, Georgia	144,000	February	1.8	1.0
Phoenix, Arizona	197,000	February	26.7 (1)	0.5

	829,500		$64.8	$7.6

(1)	The Company formed a joint venture with a fund advised by DRA Advisors, Inc., and contributed a wholly-owned shopping center in exchange for cash and a 50% equity ownership interest in the joint venture.

     The Company’s joint ventures sold or wrote off the following shopping center properties and other investments in 2000:

	Company’s				Company’s
	Effective		Month of		Proportionate
	Ownership	Square	Sale or	Sales Price	Share of Gain
Location	Percentage	Feet	write-off	(millions)	(millions)

Fenton, MO	50.00%	94,000	December	$14.3	$—
Deptford, New Jersey; Maple Shade, New Jersey; Toms River, New Jersey; Akron, Ohio; Glen Burnie, Maryland (2)	79.56%	255,000	December	$25.1	2.7
PIIQ.com	95.00%	—	December	—	(3.0)

		349,000		$39.4	$(0.3)

(2)	Represents sale of assets through merchant building program.

     In February 2000, the Company entered into an agreement to sell 60% of its half interest in the Community Centers Joint Venture to funds advised by DRA Advisors, Inc. (“DRA”) at a price of approximately $163 million comprised of cash of approximately $66 million and debt assumed of $97 million. Subsequent to this transaction, the Company’s ownership in the joint venture is effectively 20% with funds advised by DRA owning 80%. The Company continues to be responsible for the day-to-day management of the shopping centers and receives fees for such services. Proceeds from the above sales in 2000 were used to repay amounts outstanding on the

Company’s revolving credit facility, to repurchase 4.7 million common shares in open market transactions and to fund the Company’s investment relating to the Burnham acquisition.

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

OFF BALANCE SHEET ARRANGEMENTS

      The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures. The Company has investments in operating properties, development properties, a management and development company and the two taxable REIT affiliates. Such arrangements are generally with institutional investors and various developers located throughout the United States.

      In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $13.9 million at December 31, 2002. These obligations, comprised principally of construction contracts, are generally due in twelve to eighteen months and are expected to be financed through new or existing construction loans.

      The Company has provided loans and advances to certain unconsolidated entities in the amount of $88.8 million at December 31, 2002 for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owing to DDR. The Company has guaranteed base rental income from one to three years at twelve centers held through the Service Merchandise joint venture, aggregating $3.1 million at December 31, 2002.

      The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.

      The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $1.1 billion and $1.2 billion at December 31, 2002 and 2001, respectively, of which the Company’s proportionate share was $387.1 million and $401.1 million, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to its partners in certain limited situations such as misuse of funds and material misrepresentations. In connection with certain of the Company’s joint ventures, one of the Company’s joint venture partners has agreed to fund any amounts due the joint venture’s construction lender if such amounts are not paid by the joint venture. In these instances, the Company has agreed to reimburse such joint venture partner an amount equal to the Company’s pro rata share of such amount aggregating $7.3 million at December 31, 2002. In addition, for another joint venture, the Company has provided a letter of credit for approximately $9.5 million to the holders of tax exempt floating rate certificates, the proceeds of which were loaned to an equity affiliate.

      Certain of the Company’s joint venture arrangements provide that the Company’s partner can convert its interest in the joint venture into DDR’s common shares. The number of common shares that DDR would be required to issue would be dependent upon the then fair value of the partner’s interest in the joint venture divided by the then fair value of DDR’s common shares. The Company can elect to substitute cash for common shares. At December 31, 2002, assuming such conversion options were exercised, and shares were issued, an additional $297.7 million of mortgage indebtedness outstanding at December 31, 2002 relating to the joint ventures which contain these provisions would be recorded in the Company’s balance sheet, since these entities are currently accounted for under the equity method of accounting. Should the Company elect to issue cash, the Company’s debt balance would increase by both the existing debt relating to these joint ventures, as previously referred to, as well as potential additional debt which would be incurred to finance the purchase of the equity of the other partner. The Company does not anticipate that its joint venture partners will exercise their rights pursuant to the aforementioned conversion rights as these institutional investors typically do not invest in equity securities.

FINANCING ACTIVITIES

      The acquisitions, developments and expansions were generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured public debt, common and preferred equity offerings, joint venture capital, Preferred Units, OP Units and asset sales. Total debt outstanding at December 31, 2002 was approximately $1.5 billion as compared to approximately $1.3 billion and $1.2 billion at December 31, 2001 and 2000, respectively. In 2002, the increase in the Company’s outstanding debt was due primarily to the funding of acquisition, development and expansion activity.

      In January 2003, the Company agreed to enter into a $150 million secured financing for five years with interest at a coupon rate of 4.41%. In addition, the Company entered into interest rate swaps aggregating $100 million, effectively converting floating rate debt into fixed rate debt with an effective weighted average coupon rate of 2.875% and a life of 1.75 years.

      In December 2002, the Company financed five shopping center properties which were acquired for $63.0 million in August 2002. Four of these properties are subject to a one-year floating rate mortgage with a principal balance of $54.8 million and an interest rate of approximately 3.2%. It is anticipated that this debt will be converted to long term fixed rate debt during 2003. The remaining property’s mortgage is $8.2 million for ten years at a fixed interest rate of 5.5%.

      In December 2002, the Company issued 1.6 million common shares in exchange for $35 million of Preferred OP Units.

      In June 2002, the Company renegotiated its $30 million secured revolving credit facility with National City Bank (“NCB”) to reduce the spread over LIBOR to 1.0% and extend the term to June 2005. The Company also extended the term of its $25 million construction credit facility with NCB to June 2004.

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

      In March 2002, the Company entered into two swaps converting an aggregate of $100 million of fixed rate debt to variable rates for terms of 2.75 and 5 years. At December 31, 2002, the fair value of these swaps was an asset of $7.3 million.

      In March 2002, the Company issued $150 million, 8.60% Perpetual Preferred F Depositary Shares each representing  1/10 of a Preferred Share. With the proceeds from this offering, effective April 15, 2002, the Company redeemed all of the outstanding 9.5% Perpetual Preferred A Depositary Shares each representing  1/10 of a Perpetual Preferred Share and 9.44% Perpetual Preferred B Depositary Shares each representing  1/10 of a Perpetual Preferred Share.

      In February 2002, the Company completed the sale of 1.7 million common shares in a registered offering. Net proceeds of approximately $33.1 million were used to repay amounts outstanding under the Company’s revolving credit facilities.

      In February 2002, the Company issued approximately 2.5 million common shares to acquire two properties as discussed in “Acquisitions.”

      A summary of the aggregate financings through the issuance of common shares, preferred shares, construction loans, medium term notes, term loans, Preferred OP Units and OP Units (units are issued by the Company’s partnerships) aggregated $1.0 billion during the three-year period ended December 31, is as follows (in millions):

	2002		2001	2000

Equity:
Common shares	$119.2	(1)	$58.7	$—
Preferred shares	150.0	(2)	—	—
Preferred partnership units	—		—	105.0

Total equity	269.2		58.7	105.0
Debt:
Construction and other secured loans	183.3		201.3	40.1
Tax increment financing	7.3		—	—
Medium term notes	100.0		—	—
Unsecured term loan	—		22.1	—

Total debt	290.6		223.4	40.1

	$559.8		$282.1	$145.1

(1)	Approximately $49.2 million of common equity was issued in exchange for shopping center assets and $35 million was issued in exchange for the replacement of $35 million, 8.5% Preferred OP Units.

(2)	The proceeds from the 2002, 8.6% preferred shares issued were used to retire the Company’s Class A 9.5% preferred shares, and 9.44% Class B preferred shares aggregating $149.8 million.

LIQUIDITY AND CAPITAL RESOURCES

      The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and principal payments on outstanding indebtedness, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset sales, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities in 2002 as compared to 2001 was primarily attributable to shopping center acquisitions and developments completed in 2002 and 2001, new leasing, expansion and re-tenanting of the Core Portfolio Properties, decreased interest rates, distributions from the Community Centers Joint Venture due to the sale of two shopping center properties and distributions from DD Development Company due to the sale of four shopping center properties offset by changes in other assets and liabilities.

      The Company’s cash flow activities are summarized as follows (in thousands):

	Year ended December 31,

	2002	2001	2000

Cash flow from operating activities	$210,739	$174,326	$146,272
Cash flow from investing activities	(279,997)	(37,982)	(20,579)
Cash flow from financing activities	66,560	(121,518)	(127,442)

      The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share dividends of $126.2 million in 2002 as compared to $110.5 million and $107.4 million in 2001 and 2000, respectively. Accordingly, federal income taxes were not incurred at the corporate level. The Company’s common share dividend payout ratio for the year approximated 60.9% of its 2002 FFO as compared to 62.5% and 65.2% in 2001 and 2000, respectively.

      The Company’s Board of Directors approved an increase in the 2003 quarterly dividend per common share to $0.41 from $0.38. It is anticipated that the new dividend level will continue to result in a conservative payout ratio. A low payout ratio enables the Company to retain more capital, which will be utilized towards attractive investment opportunities in the development, acquisition and expansion of portfolio properties or for debt repayment. The Company believes that it has one of the lowest payout ratios in the industry.

CAPITALIZATION

      At December 31, 2002, the Company’s capitalization consisted of $1.5 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $387.1 million as compared to $401.1 million in 2001), $484.0 million of preferred shares and Preferred Units and $1,484.8 million of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 2002 of $21.99) resulting in a debt to total market capitalization ratio of .43 to 1.0 as compared to the ratios of .44 to 1.0 and .49 to 1.0 at December 31, 2001 and 2000, respectively. At December 31, 2002, the Company’s total debt consisted of $760.8 million of fixed rate debt, including $100 million of variable rate debt, which has been effectively swapped to a weighted average fixed rate of approximately 6.24%, and $730.7 million of variable rate debt, including $100 million of fixed rate debt which has been effectively swapped to a weighted average variable rate of approximately 3.5%.

      It is management’s intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financings or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investor Services (Baa3, negative outlook) and Standard and Poor’s (BBB, negative outlook). As of December 31, 2002, the Company had a shelf registration statement with the Securities and Exchange Commission under which $406.3 million of debt securities, preferred shares or common shares may be issued.

      The Company’s credit facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be issued, contain certain financial and operating covenants, including, among other things, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and consolidations and certain acquisitions. Although the Company intends to operate in compliance with these covenants, if the Company were to violate those covenants, the Company may be subject to higher finance costs and fees. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on the Company’s financial condition and results of operations.

      In addition to the shelf registration statement described above, as of December 31, 2002, the Company had $234.0 million available under its $705 million revolving credit facilities. As of December 31, 2002, the Company also had 121 operating properties generating $208.1 million, or 57.5%, of the total revenue of the Company for the year ended December 31, 2002 which were unencumbered, thereby providing a potential collateral base for future borrowings.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

      The Company had debt obligations relating to its revolving credit facilities, term loan, fixed rate senior notes and mortgages payable (excluding the effect of the fair value hedge) with maturities ranging from 1 to 25 years. In addition, the Company has non-cancelable operating leases, principally for office space and ground leases.

      These obligations are summarized as follows for the subsequent five years ending December 31 (in thousands):

		Operating
Year	Debt	Leases

2003	$206,985	$3,509
2004	152,617	3,455
2005	455,039	3,475
2006	56,557	3,406
2007	118,121	3,263
Thereafter	502,162	56,487

	$1,491,481	$73,595

      Debt maturities in 2003 include mortgage loans and term loans of approximately $82.5 million and senior notes of $25.0 million. These obligations are expected to be repaid from operating cash flow, revolving credit facilities and/or other unsecured debt or equity financings and asset sales. Mortgage loans of approximately $27.5 million and construction loans aggregating $61.3 million, are expected to be refinanced or extended on similar terms. No assurance can be provided that the aforementioned loans will be refinanced as anticipated.

      In 2004, it is anticipated that the $54.8 million in mortgage loans and $25.0 million in construction loans will be refinanced or extended on similar terms. Senior notes of $65.0 million are expected to be paid from operating cash flow, revolving credit facilities and/or other unsecured debt or equity financings or asset sales.

      In conjunction with the development of shopping centers, the Company has entered into commitments for its wholly-owned properties of $69.4 million at December 31, 2002. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through new or existing construction loans.

      In 1998, the Company guaranteed a five-year personal loan program aggregating $15 million for certain of the Company’s current and former executives to purchase 974,663 common shares of the Company. At December 31, 2002, the Company had letters of credit outstanding of approximately $21.0 million of which $11.3 million relates to letters of credit provided on behalf of equity affiliates. (See Note 15 of the consolidated financial statements.)

      See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements.”

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

ECONOMIC CONDITIONS

      Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate markets and geographic regions with differing intensities and at different times. Many regions of the United States have recently experienced varying degrees of economic recession. A continuation of the economic recession, or further adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by one or more discount department stores (Wal-Mart, Kmart, Target), off-price department stores (Kohl’s, TJ Maxx/ Marshalls), home improvement stores (Home Depot, Lowe’s) and supermarkets, which generally offer day-to-day necessities, rather than high-priced luxury items. Because these merchants typically perform better in an economic recession than those merchants which market high priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

      The retail shopping sector has been impacted by the competitive nature of the retail business and the competition for market share, where stronger retailers have out-positioned some of the weaker retailers. This positioning is taking market share away from weaker retailers and forcing them, in some cases, to declare bankruptcy or close stores. For example, in January 2002, Kmart Corporation filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code. Kmart is the Company’s fifth largest retail tenant based on base rental revenues, representing approximately 2.2% of the Company’s proportionate share of shopping center base rental revenues as of December 31, 2002. The Company and its joint ventures have 18 leases involving Kmart aggregating 1.6 million square feet. The weighted average proportionate share of base rent per square foot is $3.53 as of December 31, 2002 for the Kmart leases. Considering the low rent per square foot that Kmart pays, combined with its shopping center locations, the Company does not expect to incur material losses as a result of this bankruptcy. In addition to Kmart, certain retailers such as Toys“R”Us, Office Max and Charming Shoppes have announced store closings even though most of these retailers have not filed for bankruptcy protection. Notwithstanding any store closures, the Company does not expect to have any significant losses associated with these tenants. Overall, the Company’s portfolio continues to be stable. While negative news relating to troubled retail tenants tends to attract attention, the vacancies created by unsuccessful tenants may also create opportunities to increase rent.

      Although several of the Company’s tenants filed for bankruptcy protection, leasing activity remains good. The Company believes that its major tenants, including Wal-Mart, Kohl’s, Target, Lowe’s, Home Depot, TJ Maxx, Bed, Bath & Beyond and Best Buy, are stable retailers based upon their credit quality. This stability is further evidenced by the relatively constant same store tenant sales, in a weak economy, of the Company’s portfolio, of $240 per square foot at December 31, 2002, which compared to $241 per square foot in 2001. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 94% to 97%. Also, average base rental rates increased from $5.48 to $10.58 since the Company’s public offering in 1993.

LEGAL MATTERS

      In September 2001, the U.S. District Court for the Northern District of Ohio entered a judgment in the amount of $9.0 million, plus attorney fees, against the Company and three other defendants, in connection with a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company. The court awarded $4.0 million in punitive damages and $5.0 million in compensatory damages to the plaintiff. The other defendants include the former Chairman of the Board (who is also a significant shareholder of the Company and a director of the Company), a former executive of the Company and a real estate development partnership (the “Partnership”) owned by these two individuals. The claim alleged breach of contract and fraud during the lease negotiation process that took place prior to, and after, the Company acquired the property. The Partnership sold the property to the Company in 1994. In connection with the pending appeal, the Company deposited an $8.0 million letter of credit with the court in the fourth quarter of 2002, in lieu of a bond, to eliminate the possibility of attachment of assets.

      A portion of the punitive damage awarded in the amount of $1.0 million against the former Chairman of the Board was overturned by the trial court judge in response to a post-trial motion. The Company’s initial post-trial motion to overturn the verdict was denied and the Company has since appealed the verdict. Management believes that it is probable the verdict will ultimately be reversed, in whole or in substantial part, and accordingly, no provision has been recorded in the accompanying financial statements. Although there can be no assurances of the ultimate outcome, management does not believe that an adverse final determination, if any, will be material in relation to the Company’s cash flows, liquidity or financial condition. However, any amounts awarded to the plaintiff upon final resolution of this matter could adversely affect the Company’s results of operations or financial position in the period in which they are recorded. Further, a determination has not been made as to the appropriate allocation of the contingent loss, if any, among the defendants.

      In addition to the judgment discussed above, the Company and its subsidiaries are also subject to other legal proceedings. All such proceedings, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability or casualty insurance. While the resolution of these matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

NEW ACCOUNTING STANDARDS

      In August 2001, the FASB issued, Statement of Financial Accounting Standard (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Statement will be effective January 1, 2003. The Company currently believes that the impact of adopting the provisions of this Statement on the Company’s financial position, results of operations and cash flows will not be material to the Company.

      In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending December 31, 2003. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

      In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires the recognition of a liability for costs associated with an exit or disposal activity to be recorded at fair value when incurred. The Company’s commitment to a plan, by itself, does not create a present obligation that meets the definition of a liability. The new standard becomes effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” — an amendment of SFAS 123. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet determined whether any changes to its existing method of accounting for stock based compensation will be made.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 15 to the consolidated financial statements. The Company does not expect the requirements of FIN 45 to have a material impact on the results of operations, financial position or liquidity.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this interpretations is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 to existing variable interest entities.

      The Company is in the process of evaluating all of its joint venture relationships which are described in Note 2 in order to determine whether the entities are variable interest entities and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. These joint venture relationships are summarized in Note 2. The Company believes that it is reasonably possible that the two taxable REIT subsidiaries (See Note 2 to the consolidated financial statements, Management Service Companies) are variable interest entities where the Company is a primary beneficiary which may require consolidation under this interpretation. These entities own certain operating properties, development projects and a 79% equity interest in Coventry. Consolidation of the two taxable REIT Subsidiaries would increase assets by approximately $40.8 million and liabilities by $9.1 million should it ultimately be determined that consolidation would be required. The Company has several other joint venture arrangements where it is possible that they will be determined to be variable interest entities where the Company is considered to be a primary beneficiary or hold a significant variable interest. It is possible that the Company will be required to consolidate certain of these entities where the Company is the primary beneficiary or make additional disclosures related to its involvement with the entity. All of these joint ventures are included in the summarized financial information in Note 2.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding joint venture debt, is summarized as follows:

	December 31, 2002				December 31, 2001

		Weighted	Weighted			Weighted	Weighted
		Average	Average	Percentage		Average	Average	Percentage
	Amount	Maturity	Interest	of	Amount	Maturity	Interest	of
	(millions)	(years)	Rate	Total	(millions)	(years)	Rate	Total

Fixed Rate Debt (1)	$760.8	7.0	7.1%	51.0%	$974.1	6.5	7.4%	75.0%
Variable Rate Debt	$730.7	3.0	2.7%	49.0%	$334.2	1.3	3.3%	25.0%

(1)	Adjusted to reflect the $100 million and $200 million of variable rate debt, which was swapped to a fixed rate at December 31, 2002 and 2001, respectively and $100 million of fixed rate debt, which was swapped to a variable rate at December 31, 2002.

     The Company’s joint ventures’ fixed rate indebtedness, including $78.0 million of variable rate debt which was swapped to a weighted average fixed rate of approximately 6.58% at December 31, 2002, is summarized as follows (in millions):

	December 31, 2002		December 31, 2001

	Joint Venture	Company’s	Joint Venture	Company’s
	Debt	Proportionate Share	Debt	Proportionate Share

Fixed Rate Debt	$751.2	$262.3	$949.0	$311.9
Variable Rate Debt	$427.6	$124.8	$264.4	$89.2

      The Company intends to utilize variable rate indebtedness available under its revolving credit facilities and construction loans in order to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase.

      The interest rate risk on $100 million and $200 million of consolidated floating rate debt at December 31, 2002 and 2001, respectively, and $78 million of joint venture floating rate debt at December 31, 2002, of which $12.6 million is the Company’s proportionate share, have all been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. At December 31, 2002, the Company’s fixed rate interest swap had a fair value which represented a liability of $0.2 million, carried a notional amount of $100 million and converted variable rate debt to a fixed rate of 6.24%. At December 31, 2001, the Company’s three fixed rate interest swaps, including the one outstanding at December 31, 2002, had a fair value which represented a liability of $7.7 million, each of which carried a notional amount of $50 million and converted variable rate debt to a fixed rate of 7.57% and 7.5725%. During 2002, the Company entered into two variable rate interest swaps with a fair value that represented an asset of $7.3 million at December 31, 2002, carried notional amounts of $60 million and $40 million and converted fixed rate debt to a variable rate of 3.9% and 3.2%, respectively.

      In January 2003, the Company entered into interest rate swaps aggregating $100 million, effectively converting floating rate debt into fixed rate debt with an effective weighted average coupon rate of 2.875% and a life of 1.75 years.

      The Company’s joint venture interest rate swaps had a fair value which represented a liability of $2.5 million and $2.6 million, of which $0.4 million and $0.4 million was the Company’s proportionate share at December 31, 2002 and December 31, 2001, respectively, and carried notional amounts of $38 million, $20 million and $20 million and converted variable rate debt to a fixed rate of 6.603%, 6.55% and 6.58%, respectively. In February 2002, the Company’s joint ventures entered into an interest rate cap agreement, which matures in March 2004 and has a notional amount of $175 million, and a strike price of 4.0%.

      The fair value of the swaps referred to above were calculated based upon expected changes in future LIBOR rates.

      The fair value of the Company’s fixed rate debt adjusted to, i) include the $100 million and $200 million which was swapped to a fixed rate at December 31, 2002 and 2001, respectively; ii) exclude the $100 million which was swapped to a variable rate at December 31, 2002; iii) include the Company’s proportionate share of the joint venture fixed rate debt; and iv) include the $12.6 million which was swapped to a fixed rate at

December 31, 2002 and an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows (in millions):

	December 31, 2002				December 31, 2001

				100				100
				Basis Point				Basis Point
				Decrease in				Decrease in
	Carrying	Fair		Market Interest	Carrying	Fair		Market Interest
	Value	Value		Rates	Value	Value		Rates

Company’s fixed rate debt	$760.8	$798.4	(1)	$841.4 (3)	$974.1	$990.3	(1)	$1,032.2 (3)
Company’s proportionate share of fixed rate debt	$262.3	$283.8	(2)	$296.4 (4)	$311.9	$320.8	(2)	$332.5 (4)

(1)	Includes the fair value of interest rate swaps which was a liability of $0.3 million and $7.7 million at December 31, 2002 and 2001, respectively.

(2)	Includes the Company’s proportionate share of the fair value of interest rate swaps which was a liability of $0.4 million at December 31, 2002 and 2001.

(3)	Includes the fair value of interest rate swaps which was a liability of $0.3 million and $9.6 million at December 31, 2002 and 2001, respectively.

(4)	Includes the Company’s proportionate share of the fair value of interest rate swaps which was a liability of $0.5 million and $0.6 million at December 31, 2002 and 2001, respectively.

     The sensitivity to changes in interest rate of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

      Further, a 100 basis point increase in short term market interest rates at December 31, 2002 and 2001 would result in an increase in interest expense of approximately $7.1 million and $3.3 million, respectively, for the Company and $0.9 million and $0.9 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

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

	December 31,

	2002	2001

Total Notes Receivable	$33.3	$42.5
% Fixed Rate Loans	35.6%	36.5%
Fair Value of Fixed Rate Loans	$33.4	$15.7
Impact on Fair Value of 100 Basis Point Decrease in Market Interest Rates	$33.6	$16.1

      The Company and its joint ventures intend to continuously monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2002, the Company had no other material exposure to market risk.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item 10 is incorporated by reference to the information under the headings “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 13, 2003, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

      To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except for Robin Walker-Gibbons.

Item 11.	EXECUTIVE COMPENSATION

      Incorporated herein by reference to the “Executive Compensation” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 13, 2003.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 13, 2003.

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
	Number of	Weighted-	remaining available
	securities to be	average exercise	for future issuance
	issued upon	price of	under equity
	exercise of	outstanding	compensation
	outstanding	options,	plans (excluding
	options, warrants	warrants and	securities reflected
Plan category	and rights (a)	rights (b)	in column (a)) (c)

Equity compensation plans approved by security holders (1)	3,677,853 (2)	$17.20	3,191,007
Equity compensation plans not approved by security holders (3)	859,000	$18.81	N/A

Total	4,536,853	$17.51	3,191,007

(1)	Includes information related to the Company’s 1992 Employee’s Share Option Plan, 1996 Equity Based Award Plan, 1998 Equity Based Award Plan and 2002 Equity Based Award Plan. Does not include 666,666 shares reserved for issuance under performance unit agreements.

(2)	Does not include 390,211 shares of restricted stock as these shares have been reflected in the Company’s total shares outstanding.

(3)	Represents 159,000 options issued to directors of the Company and 700,000 options issued to the Chairman and Chief Executive Officer. The options granted to the directors were at the fair market value at the date of grant and vest over a three-year period. The options granted to the Chairman and Chief Executive Officer were in excess of fair market value at the date of grant and vested immediately upon issuance.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference to the “Certain Transactions” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 13, 2003.

Item 14.	CONTROLS AND PROCEDURES

      The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this annual report on Form 10-K. The principal executive officer and principal financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-14(c) and 15d-14(c), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      a.) 1. Financial Statements

The following documents are filed as a part of this report:

Report of Independent Accountants.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Operations for the three years ended December 31, 2002.

Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2002.

Consolidated Statements of Cash Flows for the three years ended December 31, 2002.

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2002.

Notes to the Consolidated Financial Statements.

         2.     Financial Statement Schedules

      The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:

Schedule

II Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2002

III Real Estate and Accumulated Depreciation at December 31, 2002

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

      b.) Current Reports

Form	Date Filed	Item

8-K	February 28, 2003	Item 7 and 9
8-K	December 2, 2002	Item 5 and 7
8-K	November 21, 2002	Item 5 and 7
8-K	October 31, 2002	Item 5 and 7
8-K	October 30, 2002	Item 5 and 7
8-K	October 22, 2002	Item 5
8-K	October 9, 2002	Item 5 and 7
8-K	March 12, 2002	Item 5 and 7
8-K	February 22, 2002	Item 5
8-A	March 2, 2002

      c.) Exhibits

      The following exhibits are filed as part of or incorporated by reference into, this report:

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

2	2.1	Share Purchase Agreement between the Company and American Industrial Properties REIT (“AIP”), dated as of July 30, 1998	AIP’s Current Report on Form 8-K (Filed with the SEC on August 5, 1998, SEC file number 1-9016)
2	2.2	Amendment No. 1 to the Share Purchase Agreement between the Company and AIP dated as of September 14, 1998	Amendment No. 1 to Schedule 13D (Filed with the SEC with respect to AIP by the Company on September 17, 1998, SEC file number 1-9016)
2	2.3	Purchase and Sale Agreement, dated as of December 17, 2001 among the Company and Burnham Pacific Properties, Inc., Burnham Pacific Operating Partnership, L.P., and BPP/ Van Ness, L.P.	Form S-11 Registration No. 333-76278 (Filed with SEC on January 4, 2002; see Exhibit 2 therein)
2	2.4	Agreement and Plan of Merger, dated October 4, 2002, among the Company, JDN Realty Corporation and DDR Transitory Sub, Inc.	Current Report on Form 8-K (Filed with the SEC on October 9, 2002)
3	3.1	Amended and Restated Articles of Incorporation of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
3	3.2	Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
4	4.1	Specimen Certificate for Common Shares	Form S-11 Registration No. 33-54930 (Filed with the SEC on November 23, 1992)
4	4.2	Specimen Certificate for Depositary Shares Relating to 9.5% Class A Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

4	4.3	Specimen Certificate for 9.5% Class A Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
4	4.4	Specimen Certificate for Depositary Shares Relating to 9.44% Class B Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
4	4.5	Specimen Certificate for 9.44% Class B Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
4	4.6	Form of Indemnification Agreement	Form S-11 Registration No. 33-54930 (Filed with the SEC on November 23, 1992)
4	4.7	Indenture dated as of May 1, 1994 by and between the Company and Chemical Bank, as Trustee	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.8	Indenture dated as of May 1, 1994 by and between the Company and National City Bank, as Trustee (the “NCB Indenture”)	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.9	Trustee First Supplement to NCB Indenture	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.10	Shareholder Rights Agreement dated as of May 26, 1999 between the Company and National City Bank	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
4.	4.11	Specimen Senior Note due May 15, 2000	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
4	4.12	Loan Agreement dated as of May 15, 1997, between Community Centers One L.L.C., Community Centers Two L.L.C., Shoppers World Community Center, L.P. and Lehman Brothers Holdings Inc., d/b/a/ Lehman Capital, a Division of Lehman Brothers Holdings, Inc.	Current Report on Form 8-K (Filed with the SEC on June 18, 1997)
4	4.13	Amended and Restated Promissory Note, dated as of May 15, 1997, between Community Centers Two L.L.C. and Shoppers World Community Center L.P. and Lehman Brothers Holdings Inc., d/b/a/ Lehman Capital, a Division of Lehman Brothers Holdings, Inc.	Current Report on Form 8-K (Filed with the SEC on June 18, 1997)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

4	4.14	Amended and Restated Promissory Note, dated as of May 15, 1997, between Community Centers One L.L.C. and Lehman Brothers Holdings Inc., d/b/a/ Lehman Capital, a Division, of Lehman Brothers Holdings, Inc.	Current Report on Form 8-K (Filed with the SEC on June 18, 1997)
4	4.15	Amended and Restated Promissory Note, dated as of May 15, 1997, between Community Centers One L.L.C. and Lehman Brothers Holdings Inc., d/b/a/ Lehman Capital, a Division of Lehman Brothers Holdings, Inc.	Current Report on Form 8-K (Filed with the SEC on June 18, 1997)
4	4.16	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.17	Form of Floating Rate Senior Medium- Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.18	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.19	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.20	Specimen Certificate for Depositary Shares Relating to 8 3/8% Class C Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 2, 1998)
4	4.21	Specimen Certificate for 8 3/8% Class C Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 2, 1998)
4	4.22	Specimen Certificate for Depositary Shares Relating to 8.68% Class D Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on August 18, 1998)
4	4.23	Specimen Certificate for 8.68% Class D Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on August 18,1998)
4	4.24	Fourth Amended and Restated Credit Agreement dated as of May 29, 2002 among the Company and Banc One Capital Markets, Inc., and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2002)
4	4.25	Term Loan Agreement dated as of May 12, 2000 between the Company and Bank of America, National Association	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2000)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

4	4.26	Specimen Certificate for 8.60% Class F Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 21, 2002)
4	4.27	Specimen Certificate for Depositary Shares Relating to 8.60% Class F Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 21, 2002)
10	10.1	Registration Rights Agreement	Form S-11 Registration No. 33-54930 (Filed with the SEC on November 23, 1992)
10	10.2	Stock Option Plan	Form S-8 Registration No. 33-74562 (Filed with the SEC on January 28, 1994)
10	10.3	Employment Agreement dated as of March 1, 2002 between the Company and James A. Schoff	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2002)
10	10.4	Limited Partnership Agreement dated as of November 16, 1995 among DD Community Centers Three, Inc. and certain other parties named therein	Annual Report on Form 10-K (filed with the SEC on March 30, 1996)
10	10.5	Amended and Restated Limited Liability Company Agreement dated as of November 17, 1995 among DD Community Centers One, Inc. and certain other parties named therein	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
10	10.6	Amended and Restated Limited Liability Company Agreement dated as of November 17, 1995 among DD Community Centers Two, Inc. and certain other parties named therein	Annual Report on From 10-K (Filed with the SEC on March 30, 1996)
10	10.7	Limited Liability Company Agreement dated as of November 17, 1995 among the Company and certain other parties named therein	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
10	10.8	Directors’ Deferred Compensation Plan	Annual Report on Form 10-K (Filed with the SEC on April 1, 1995)
10	10.9	Amended and Restated Directors’ Deferred Compensation Plan	Annual Report on Form 10-K (filed with the SEC on April 2, 2001)
10	10.10	Elective Deferred Compensation Plan	Annual Report on Form 10-K (filed with the SEC on April 1, 1995)
10	10.11	Developers Diversified Realty Corporation Equity-Based Award Plan	Current Report on Form 8-K (Filed with the SEC on January 14, 1997)
10	10.12	Restricted Shares Agreement, dated July 17, 1996, between the Company and Scott A. Wolstein	Current Report on Form 8-K (Filed with the SEC on June 18, 1997)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

10	10.13	Performance Units Agreement, dated July 17, 1996, between the Company and Scott A. Wolstein	Current Report on Form 8-K (Filed with the SEC on June 18, 1997)
10	10.14	Program Agreement for Retail Value Investment Program, dated as of February 11, 1998, among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 31, 1998)
10	10.15	Share Option Agreement, dated April 15, 1997, between the Company and Scott A. Wolstein	Annual Report on Form 10-K (Filed with the SEC on March 31, 1998)
10	10.16	Share Option Agreement, dated May 12, 1997, between the Company and Scott A. Wolstein	Annual Report on Form 10-K (Filed with the SEC on March 31, 1998)
10	10.17	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
10	10.18	Amended and Restated 1998 Developers Diversified Realty Corporation Equity-Based Award Plan	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)
10	10.19	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Joan U. Allgood, Loren F. Henry, John R. McGill and William H. Schafer	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999)
10	10.20	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Scott A. Wolstein and James A. Schoff	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999)
10	10.21	Agreement and Release between the Company and Richard J. Kaplan dated as of March 9, 1999	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999)
10	10.22	Employment Agreement dated as of April 21, 1999 between the Company and David M. Jacobstein	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.23	Change of Control Agreement as of May 17, 1999 between the Company and David M. Jacobstein	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.24	Employment Agreement dated as of April 12, 1999 between the Company and Eric M. Mallory	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.25	Change of Control Agreement dated as of April 12, 1999 between the Company and Eric M. Mallory	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

10	10.26	Employment Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.27	Change of Control Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.28	Employment Agreement dated as of March 1, 2000 between the Company and Joan U. Allgood	Annual Report on Form 10-K (Filed with the SEC on April 2, 2002)
10	10.29	Employment Agreement dated as of March 1, 2000 between the Company and William H. Schafer	Annual Report on Form 10-K (Filed with the SEC on April 2, 2002)
10	10.30	Form of Directors’ Restricted Shares Agreement, dated January 1, 2000.	Form S-11 Registration no. 333-76278 (Filed with SEC on January 4, 2002; see Exhibit 10(ff) therein)
10	10.31	Performance Units Agreement, dated as of March 1, 2000, between the Company and Scott A. Wolstein	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.32	Employment Agreement dated as of December 6, 2001, between the Company and Scott A. Wolstein	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.33	Performance Units Agreement, dated as of January 2, 2002, between the Company and Scott A. Wolstein	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.34	Employment Agreement, dated as of November 15, 2002, between the Company and Timothy J. Bruce	Filed herewith
10	10.35	Change of Control Agreement, dated as of November 15, 2002, between the Company and Timothy J. Bruce	Filed herewith
10	10.36	Performance Units Agreement, dated as of January 2, 2002, between the Company and David M. Jacobstein	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.37	Performance Units Agreement, dated as of January 2, 2002, between the Company and Daniel B. Hurwitz	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.38	Incentive Compensation Agreement, effective as of February 11, 1998, between the Company and Scott A. Wolstein	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.39	2002 Developers Diversified Realty Corporation Equity-Based Award Plan	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2002)
12	12.1	Computation of Ratio of Earnings to Fixed Charges	Form S-4 Registration No. 333-100889 (Filed with the SEC on December 17, 2002)
21	21.1	List of Subsidiaries	Filed herewith

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
99	99.1	Certification of Scott A. Wolstein as CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q (Filed with the SEC on November 14, 2002)
99	99.2	Certification of William H. Schafer as CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Quarterly Report on Form 10-Q (Filed with the SEC on November 14, 2002)
99	99.3	Voting Agreement, dated October 4, 2002, between the Company and certain Stockholders named therein	Current Report on Form 8-K (Filed with the SEC on October 9, 2002)
99	99.4	Certification of Scott A. Wolstein as CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99	99.5	Certification of William H. Schafer as CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

By:	/s/ SCOTT A. WOLSTEIN

Scott A. Wolstein, Chairman and Chief Executive Officer

Date: March 11, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of March, 2003.

/s/ SCOTT A. WOLSTEIN Scott A. Wolstein	Chairman, Chief Executive Officer and Director Principal Executive Officer)

/s/ DAVID M. JACOBSTEIN David M. Jacobstein	President, Chief Operating Officer and Director

/s/ DANIEL B. HURWITZ Daniel B. Hurwitz	Executive Vice President and Director

/s/ WILLIAM H. SCHAFER William H. Schafer	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ALBERT T. ADAMS Albert T. Adams	Director

/s/ DEAN S. ADLER Dean S. Adler	Director

/s/ TERRANCE R. AHERN Terrance R. Ahern	Director

/s/ BARRY A. SHOLEM Barry A. Sholem	Director

/s/ ROBERT H. GIDEL Robert H. Gidel	Director

/s/ VICTOR MACFARLANE Victor MacFarlane	Director

/s/ BERT L. WOLSTEIN Bert L. Wolstein	Director

CERTIFICATIONS

I, David M. Jacobstein, certify that:

1.	I have reviewed this annual report on Form 10-K of Developers Diversified Realty Corporation (“DDR”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of DDR as of, and for, the period presented in this annual report;

4.	DDR’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for DDR and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to DDR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of DDR’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	DDR’s other certifying officers and I have disclosed, based on our most recent evaluation, to DDR’s auditors and the audit committee of DDR’s board of directors:

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in DDR’s internal controls; and

6.	DDR’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 11, 2003

/s/ DAVID M. JACOBSTEIN

David M. Jacobstein
Signature

President and Chief Operating Officer

Title

CERTIFICATIONS

      I, William H. Schafer, certify that:

1.	I have reviewed this annual report on Form 10-K of Developers Diversified Realty Corporation (“DDR”);

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of DDR as of, and for, the period presented in this annual report;

4.	DDR’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for DDR and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to DDR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of DDR’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	DDR’s other certifying officers and I have disclosed, based on our most recent evaluation, to DDR’s auditors and the audit committee of DDR’s board of directors:

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect DDR’s ability to record, process, summarize and report financial data and have identified for DDR’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in DDR’s internal controls; and

6.	DDR’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date	March 11, 2003

/s/ WILLIAM H. SCHAFER

William H. Schafer
Signature

Senior Vice President and Chief Financial Officer

Title

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

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Developers Diversified Realty Corporation and its subsidiaries (the “Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis our opinion.

      As discussed in Note 5 to the consolidated financial statements, in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Cleveland, Ohio
February 21, 2003

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,

	2002	2001

ASSETS
Land	$488,292	$419,261
Buildings	2,109,675	1,869,753
Fixtures and tenant improvements	72,674	60,115
Land under development	20,028	25,539
Construction in progress	113,387	118,997

	2,804,056	2,493,665
Less accumulated depreciation	(408,792)	(351,709)

Real estate, net	2,395,264	2,141,956
Cash and cash equivalents	16,371	19,069
Accounts receivable, net	60,074	51,694
Notes receivable	11,662	5,221
Advances to and investments in joint ventures	258,610	255,565
Deferred charges, net	9,010	6,042
Other assets	25,861	17,660

	$2,776,852	$2,497,207

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured indebtedness:
Senior notes	$404,900	$405,827
Variable rate term debt	22,120	22,120
Revolving credit facility	433,500	376,000

	860,520	803,947
Secured indebtedness:
Revolving credit facility	12,500	25,750
Mortgage and other secured indebtedness	625,778	478,604

	638,278	504,354

Total indebtedness	1,498,798	1,308,301
Accounts payable and accrued expenses	68,438	55,560
Dividends payable	25,378	22,072
Other liabilities	23,632	26,859

	1,616,246	1,412,792

Minority equity interests	22,049	23,034
Preferred operating partnership minority interests	175,010	207,111
Operating partnership minority interests	17,986	20,256

	1,831,291	1,663,193
Commitments and contingencies (Note 15)	—	—
Shareholders’ equity:
Class A — 9.5% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 421,500 shares issued and outstanding at December 31, 2001	—	105,375
Class B — 9.44% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 177,500 shares issued and outstanding at December 31, 2001	—	44,375
Class C — 8.375% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at December 31, 2002 and 2001	100,000	100,000
Class D — 8.68% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 216,000 shares issued and outstanding at December 31, 2002 and 2001	54,000	54,000
Class F — 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at December 31, 2002	150,000	—
Common shares, without par value, $.10 stated value; 100,000,000 shares authorized; 73,247,627 and 66,093,105 shares issued at December 31, 2002 and 2001, respectively	7,325	6,609
Paid-in-capital	881,777	753,228
Accumulated distributions in excess of net income	(154,621)	(130,436)
Accumulated other comprehensive loss	(588)	(8,174)
Less: Unearned compensation-restricted stock	(3,111)	(1,753)
Common shares in treasury at cost: 6,639,004 and 6,638,457 shares at December 31, 2002 and 2001, respectively	(89,221)	(89,210)

	945,561	834,014

	$2,776,852	$2,497,207

The accompanying notes are an integral part of these consolidated financial statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For the year ended December 31,

	2002	2001	2000

Revenues from operations:
Minimum rents	$255,918	$223,531	$198,757
Percentage and overage rents	4,306	3,579	4,938
Recoveries from tenants	69,683	59,592	54,310
Ancillary income	1,966	1,789	1,252
Other property related income	1,696	1,187	686
Management fee income	10,145	11,285	6,971
Development fee income	2,228	2,828	2,649
Interest income	5,905	6,425	4,333
Other	5,396	6,104	9,099

	357,243	316,320	282,995

Rental operation expenses:
Operating and maintenance	43,695	34,200	28,179
Real estate taxes	43,347	36,298	32,964
General and administrative	29,392	24,375	20,449
Interest	76,831	80,912	76,088
Impairment charge	—	2,895	—
Depreciation and amortization	77,698	63,346	53,070

	270,963	242,026	210,750

Income before equity in net income of joint ventures, minority equity investment, gain on disposition of real estate and real estate investments, minority interests and discontinued operations	86,280	74,294	72,245
Equity in net income of joint ventures	32,769	17,010	17,072
Equity in net income from minority equity investment	—	1,550	6,224
Gain on disposition of real estate and real estate investments	3,429	18,297	23,440

Income before minority interests and discontinued operations	122,478	111,151	118,981
Minority interests:
Minority equity interests	(1,782)	(890)	(166)
Preferred operating partnership minority interests	(18,338)	(19,081)	(15,301)
Operating partnership minority interests	(1,450)	(1,531)	(4,126)

	(21,570)	(21,502)	(19,593)

Income from continuing operations	100,908	89,649	99,388

Discontinued operations:
Income from operations	1,516	2,723	1,445
Loss on sale of real estate, net	(454)	—	—

	1,062	2,723	1,445

Net income	$101,970	$92,372	$100,833

Net income applicable to common shareholders	$74,912	$65,110	$73,571

Per share data:
Basic earnings per share data:
Income from continuing operations	$1.15	$1.13	$1.28
Income from discontinued operations	0.02	0.05	0.03

Net income applicable to common shareholders	$1.17	$1.18	$1.31

Diluted earnings per share data:
Income from continuing operations	$1.14	$1.12	$1.28
Income from discontinued operations	0.02	0.05	0.03

Net income applicable to common shareholders	$1.16	$1.17	$1.31

The accompanying notes are an integral part of these consolidated financial statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

	Preferred	Common			Accumulated
	Shares	shares		Accumulated	Other	Unearned
	($250	($.10		Distributions	Comprehensive	Compensation	Treasury
	stated	stated	Paid in	in Excess of	Income/	— Restricted	Stock at
	value)	value)	Capital	Net Income	(Loss)	Stock	Cost	Total

Balance, December 31, 1999	$303,750	$6,136	$674,735	$(105,757)	$—	$(674)	$(25,845)	$852,345
Issuance of 26,476 common shares for cash related to exercise of stock options, employee 401(k) plan and dividend reinvestment plan	—	3	369	—	—	—	—	372
Issuance of 91,975 common shares related to restricted stock plan	—	9	1,046	—	—	(849)	9	215
Vesting of restricted stock	—	—	—	—	—	284	—	284
Purchase of 4,741,700 common shares	—	—	—	—	—	—	(62,866)	(62,866)
Net income	—	—	—	100,833	—	—	—	100,833
Dividends declared — common shares	—	—	—	(80,171)	—	—	—	(80,171)
Dividends declared — preferred shares	—	—	—	(27,262)	—	—	—	(27,262)

Balance, December 31, 2000	303,750	6,148	676,150	(112,357)	—	(1,239)	(88,702)	783,750
Issuance of 1,330,736 common shares for cash — underwritten offering	—	133	18,687	—	—	—	—	18,820
Issuance of 80,633 common shares related to restricted stock plan	—	8	1,066	—	—	(860)	—	214
Vesting of restricted stock	—	—	—	—	—	346	—	346
Issuance of 3,200,000 common shares for cash — underwritten offering	—	320	57,325	—	—	—	—	57,645
Purchase of 37,207 common shares	—	—	—	—	—	—	(508)	(508)
Cumulative effect of FAS 133 transition adjustment	—	—	—	—	(1,433)	—	—	(1,433)
Change in fair value of interest rate swaps	—	—	—	—	(6,741)	—	—	(6,741)
Net income	—	—	—	92,372	—	—	—	92,372
Dividends declared — common shares	—	—	—	(83,190)	—	—	—	(83,190)
Dividends declared — preferred shares	—	—	—	(27,261)	—	—	—	(27,261)

Balance, December 31, 2001	303,750	6,609	753,228	(130,436)	(8,174)	(1,753)	(89,210)	834,014
Issuance of 1,155,661 common shares for cash related to exercise of stock options and dividend reinvestment plan	—	116	17,769	—	—	—	—	17,885
Issuance of 120,208 common shares related to restricted stock plan	—	12	2,380	—	—	(1,914)	—	478
Vesting of restricted stock	—	—	—	—	—	556	—	556
Issuance of 1,747,378 common shares for cash — underwritten offering	—	175	32,877	—	—	—	—	33,052
Issuance of 2,512,778 common shares in exchange for real estate property	—	251	48,989	—	—	—	—	49,240
Issuance of 1,604,768 common shares in exchange for redemption of preferred operating partnership units	—	161	31,939	—	—	—	—	32,100
Issuance of 13,729 common shares upon exercise of put warrant	—	1	—	—	—	—	—	1
Purchase of 547 common shares	—	—	—	—	—	—	(11)	(11)
Redemption of preferred shares	(149,750)	—	—	—	—	—	—	(149,750)
Issuance of Class F preferred shares for cash — underwritten offering	150,000	—	(5,405)	—	—	—	—	144,595
Change in fair value of interest rate swaps	—	—	—	—	7,586	—	—	7,586
Net income	—	—	—	101,970	—	—	—	101,970
Dividends declared — common shares	—	—	—	(99,079)	—	—	—	(99,079)
Dividends declared — preferred shares	—	—	—	(27,076)	—	—	—	(27,076)

Balance, December 31, 2002	$304,000	$7,325	$881,777	$(154,621)	$(588)	$(3,111)	$(89,221)	$945,561

The accompanying notes are an integral part of these consolidated financial statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the year ended December 31,

	2002	2001	2000

Cash flow operating activities:
Net income	$101,970	$92,372	$100,833
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	78,368	64,493	54,201
Amortization of deferred finance costs	3,832	2,422	1,882
Equity in net income of joint ventures	(32,769)	(17,010)	(17,072)
Equity in net income from minority equity investment	—	(1,550)	(6,224)
Cash distributions from joint ventures	37,481	23,520	18,580
Cash distributions from minority equity investment	—	12,264	8,498
Preferred operating partnership minority interest expense	18,338	19,081	15,301
Operating partnership minority interest expense	1,450	1,531	4,126
Gain on disposition of real estate and real estate investments	(2,975)	(18,297)	(23,440)
Net change in accounts receivable	(8,698)	(7,869)	(2,187)
Net change in accounts payable and accrued expenses	12,107	(742)	707
Net change in other operating assets and liabilities	1,635	4,111	(8,933)

Total adjustments	108,769	81,954	45,439

Net cash flow provided by operating activities	210,739	174,326	146,272

Cash flow from investing activities:
Real estate developed or acquired	(316,388)	(106,623)	(88,488)
Equity contributions to joint ventures	(20,658)	(16,240)	(82,584)
Repayment of (advances to) joint ventures	550	9,003	(15,941)
(Issuance) repayment of notes receivable, net	(21,559)	4,311	(297)
Proceeds resulting from contribution of properties to joint ventures and repayments of advances from affiliates	25,108	—	33,765
Joint venture distribution from refinancing proceeds	20,547	—	—
Proceeds from disposition of real estate and real estate investments	32,403	71,567	132,966

Net cash flow used for investing activities	(279,997)	(37,982)	(20,579)

Cash flow from financing activities:
Proceeds from (repayment of) revolving credit facilities, term loan and temporary bridge loans, net	44,250	(66,630)	127,725
Proceeds from construction loans and other mortgage debt	188,921	221,135	40,101
Principal payments on rental property debt	(51,456)	(134,663)	(22,293)
Repayment of senior notes	(28,000)	(86,700)	(100,000)
Proceeds from issuance of medium term notes, net of underwriting commissions and $229 of offering expenses	17,021	—	—
Payment of deferred finance costs (bank borrowings)	(5,316)	(1,612)	(3,808)
Proceeds from the issuance of common shares, net of underwriting commissions and $119 and $177 of offering expenses paid in 2002 and 2001, respectively	33,052	57,644	—
Proceeds from issuance of preferred shares, net of underwriting commissions and $540 of offering expenses	144,595	—	—
Redemption of preferred shares	(149,750)	—	—
Proceeds from the issuance of preferred operating partnership units, net of $680 of offering expenses paid in 1999	—	—	102,375
Purchase of operating partnership minority interests	(2,269)	—	(82,465)
Proceeds from the issuance of common shares in conjunction with exercise of stock options, 401(k) plan, dividend reinvestment plan and restricted stock plan	18,919	18,981	871
Purchase of treasury stock	(11)	(508)	(62,866)
Distributions to preferred and operating partnership minority interests	(20,555)	(20,953)	(18,580)
Dividends paid	(122,841)	(108,212)	(108,502)

Net cash provided by (used for) financing activities	66,560	(121,518)	(127,442)

(Decrease) increase in cash and cash equivalents	(2,698)	14,826	(1,749)
Cash and cash equivalents, beginning of year	19,069	4,243	5,992

Cash and cash equivalents, end of year	$16,371	$19,069	$4,243

The accompanying notes are an integral part of these consolidated financial statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the year ended December 31,

	2002	2001	2000

Net income	$101,970	$92,372	$100,833

Other comprehensive income (loss):
Cumulative effect of FAS 133 transition adjustment	—	(1,433)	—
Change in fair value of interest rate swaps	7,586	(6,741)	—

	7,586	(8,174)	—

Net comprehensive income	$109,556	$84,198	$100,833

The accompanying notes are an integral part of these consolidated financial statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business

      Developers Diversified Realty Corporation and related real estate joint ventures (the “Company” or “DDR”), are engaged in the business of acquiring, expanding, owning, developing, managing and operating shopping centers, enclosed malls and business centers. The Company’s shopping centers are typically anchored by discount department stores (Wal-Mart, Kmart, Target), off-price department stores (Kohl’s, TJ Maxx/ Marshalls), home improvement stores (Home Depot, Lowe’s), supermarkets, book stores, office supply stores, electronic stores and drug stores which usually offer day-to-day necessities. At December 31, 2002, the Company owned shopping centers in 43 states. The tenant base primarily includes national and regional retail chains and local retailers. Consequently, the Company’s credit risk is concentrated in the retail industry.

      Revenues derived from the Company’s largest tenant, Wal-Mart, aggregated 4.6%, 4.9% and 6.8% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively. The total percentage of Company-owned gross leasable area (“GLA”) attributed to Wal-Mart was 3.4% at December 31, 2002. The Company’s ten largest tenants comprised 20.5%, 21.8% and 24.8% of total revenues for the years ended December 31, 2002, 2001 and 2000, respectively, including revenues reported within discontinued operations. Management believes the Company’s portfolio is diversified in terms of location of its shopping centers and its tenant profile. Adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. During 2002 and 2001, certain national and regional retailers experienced financial difficulties and several filed for protection under bankruptcy laws, including Kmart, which, as of December 31, 2002, represented approximately 2.1% of the Company’s total revenues.

Principles of Consolidation

      All majority-owned subsidiaries and affiliates where the Company has financial and operating control are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures and companies for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income.

Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Non-cash investing and financing activities are summarized as follows (in millions):

	For the year ended
	December 31,

	2002	2001	2000

Contribution of net assets to joint ventures	$23.6	$—	$7.6
Consolidation of the net assets (excluding mortgages as disclosed below) of joint ventures and minority equity investment previously reported on the equity method of accounting	152.8	277.1	21.5
Mortgages assumed, shopping center acquisitions and consolidation of minority equity investment	9.7	147.6	16.6
Dividends declared, not paid	25.4	22.1	19.8
Fair value of interest rate swaps	0.4	8.2	—
Fair value of reverse interest rate swaps	7.3	—	—
Issuance of common shares in conjunction with the acquisition of two shopping centers	49.2	—	—
Warrant exercise and share issuance for preferred operating partnership unit redemption	32.1	—	—
Accounts payable related to construction in progress	3.2	0.8	0.2
Other, net	—	—	3.8

      The foregoing transactions did not provide or use cash and, accordingly, they are not reflected in the consolidated statements of cash flows.

Real Estate

      Real estate assets held for investment are stated at cost less accumulated depreciation which, in the opinion of management, is not in excess of the individual property’s estimated undiscounted future cash flows, including estimated proceeds from disposition.

      Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	18 to 31 years
Furniture/ Fixtures and Tenant Improvements	Useful lives, which approximate lease terms, where applicable

      Depreciation and amortization expense from continuing operations was $77.7 million, $63.3 million and $53.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations, which improve or extend the life of the assets, are capitalized. Included in land at December 31, 2002, was undeveloped real estate, generally outlots or expansion pads adjacent to shopping centers owned by the Company (excluding shopping centers owned through joint ventures), which aggregated approximately 179 acres.

      Construction in progress includes shopping center developments and significant expansions and redevelopments. The Company capitalizes interest on funds used for the construction, expansion or redevelopment of shopping centers, including funds advanced to or invested in joint ventures with qualifying development activities. Capitalization of interest ceases when construction activities are completed and the property is available for occupancy by tenants. For the years ended December 31, 2002, 2001 and 2000, the Company capitalized interest of $9.2 million, $12.9 million, and $18.2 million, respectively. In addition, the Company capitalized certain construction administration costs of $4.3 million, $3.3 million and $3.2 million in 2002, 2001 and 2000, respectively.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long Lived Assets.” This standard superseded SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of,” but also retained its basic provisions requiring (i) recognition of an impairment loss of the carrying amount of a long lived asset if it is not recoverable from its undiscounted cash flows and (ii) measurement of an impairment loss as the difference between the carrying amount and fair value of the asset for assets to be held and used. If an asset is held for sale, it is stated at fair value less cost to sell. However, SFAS 144 also describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long lived asset are under consideration, or where a range is estimated. The determination of undiscounted cash flows requires significant estimates made by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists.

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

Deferred Financing Costs

      Costs incurred in obtaining long-term financing are included in deferred charges in the accompanying consolidated balance sheets and are amortized over the terms of the related debt agreements. Such amortization is reflected as interest expense in the consolidated statements of operations.

Revenue Recognition

      Minimum rents from tenants are recognized using the straight-line method. Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned. Ancillary and other property related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in other income and recognized upon termination of a tenant’s lease.

Accounts Receivable

      Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of approximately $5.3 million and $4.5 million at December 31, 2002 and 2001, respectively. At December 31, 2002 and 2001, straight-line rent receivables, net of a provision for uncollectible amounts, aggregated $19.0 million and $16.3 million, respectively.

Disposition of Real Estate and Real Estate Investments and Discontinued Operations

      Disposition of real estate relates to the sale of outlots and land adjacent to existing shopping centers, shopping center properties and real estate investments. Gains from sales are generally recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”)

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

No. 66 “Accounting for Real Estate Sales,” provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

      The Company adopted the provisions of SFAS 144 effective January 1, 2002. In addition to addressing the impairment of long-lived assets, it also addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS, assuming no significant continuing involvement, the sale of a retail or industrial operating property is now considered a discontinued operation. In addition, properties classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the property sale within one year is probable. Accordingly, the results of operations of properties disposed of, or classified as held for sale after January 1, 2002, for which the Company has no significant continuing involvement are reflected as discontinued operations. Properties classified in this manner, were reclassified as such in the accompanying Consolidated Statements of Operations for each of the three years ended December 31, 2002. Interest expense, which is specifically identifiable to the property, is used in the computation of interest expense attributable to discontinued operations. Consolidated interest at the corporate level is allocated to discontinued operations pursuant to the methods prescribed under EITF 87-24, generally based on the proportion of net assets disposed.

General and Administrative Expenses

      General and administrative expenses include internal leasing and legal salaries and related expenses associated with the releasing of existing space, which are charged to operations as incurred.

Interest and Real Estate Taxes

      Interest and real estate taxes incurred during the development and significant expansion of shopping centers are capitalized and depreciated over the life of the building. Interest paid during the years ended December 31, 2002, 2001 and 2000, aggregated $84.7 million, $96.8 million and $93.1 million, respectively.

Goodwill

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill, including such assets associated with joint ventures acquired in past business combinations, ceased upon adoption. Thus, no amortization for such goodwill was recorded to the equity in net income of joint ventures line item in the accompanying Consolidated Statements of Operations for the fiscal year ended December 31, 2002, compared to $0.3 million for the years ended December 31, 2001 and December 31, 2000. Goodwill is included in the balance sheet caption Advances to and Investments in Joint Ventures in the amount of $5.4 million as of December 31, 2002 and 2001.

      For equity method investments, SFAS 142 requires that impairment tests are performed in accordance with the guidance in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” This guidance requires that a loss in value of an investment which is other than a temporary decline be recognized in the period it occurs. The Company evaluated the goodwill related to its joint venture for impairment and determined that the goodwill was not impaired as of December 31, 2002.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Intangible Assets

      Definite lived intangible assets comprised of management contracts, associated with the Company’s acquisition of a joint venture, are stated at cost less amortization calculated on a straight-line basis over 15 years. Intangible assets are included in the balance sheet caption Advances to and Investments in Joint Ventures in the amount of $3.5 million and $3.9 million as of December 31, 2002 and 2001, respectively. The 15-year life approximates the expected turnover rate of the original management contracts acquired.

      The estimated amortization expense associated with the management company definite lived intangible asset for each of the five succeeding fiscal years is approximately $0.3 million per year.

Investments

      Investments are classified as held to maturity when management has the positive intent and ability to hold the investments to maturity. Investments held to maturity are carried at amortized cost. As of December 31, 2002, the Company classified one asset as held to maturity, an investment in bonds in the amount of $7.3 million (Note 6). This investment in bonds bears interest at 7.125% and is due April 1, 2021 subject to optional and mandatory redemption prior to maturity.

Advances to and Investments in Joint Ventures

      To the extent that the Company contributes assets to a joint venture, the Company’s investment in joint venture is recorded at the Company’s cost basis in the assets, which were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of joint venture. In accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures,” the Company will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

Treasury Stock

      The Company’s share repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity.

New Accounting Standards

      In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Statement will be effective January 1, 2003. The Company currently believes that the impact of adopting the provisions of this Statement on the Company’s financial position, results of operations and cash flows will not be material to the Company.

      In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which eliminates the requirement to report gains and losses from extinguishment of debt as extraordinary unless they meet the criteria of APB Opinion 30. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The new standard becomes effective for the Company for the year ending December 31, 2003. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires the recognition of a liability for costs associated with an exit or disposal activity to be recorded at fair value when incurred. The Company’s commitment to a plan, by itself, does not create a present obligation that meets the definition of a liability. The new standard becomes effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” This Statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet determined whether any changes to its existing method of accounting for stock based compensation will be made.

      The Company has stock-based employee compensation plans, which are described more fully in Note 17 to the consolidated financial statements. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock plan and its performance unit awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year Ended December 31,

	2002	2001	2000

Net income, as reported	$101,970	$92,372	$100,833
Add: Stock-based employee compensation included in reported net income	2,215	1,161	(24)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(4,860)	(1,853)	(1,498)

	$99,325	$91,680	$99,311

Earnings Per Share:
Basic — as reported	$1.17	$1.18	$1.31

Basic — pro forma	$1.13	$1.17	$1.29

Diluted — as reported	$1.16	$1.17	$1.31

Diluted — pro forma	$1.11	$1.15	$1.29

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 15 to the consolidated financial statements. The Company does not expect the requirements of FIN 45 to have a material impact on the results of operations, financial position or cash flow.

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 to existing variable interest entities.

      The Company is in the process of evaluating all of its joint venture relationships which are described in Note 2 in order to determine whether the entities are variable interest entities and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. These joint venture relationships are summarized in Note 2. The Company believes that it is reasonably possible that the two taxable REIT affiliates (see Note 2 to the consolidated financial statements, Management Service Companies) are variable interest entities where the Company is a primary beneficiary which may require consolidation under this interpretation. These entities own certain operating properties, development projects and a 79% equity interest in Coventry. Consolidation of the two taxable REIT Subsidiaries would increase assets by approximately $40.8 million and liabilities by $9.1 million should it ultimately be determined that consolidation would be required. The Company has several other joint venture arrangements where it is possible that they will be determined to be variable interest entities where the Company is considered to be a primary beneficiary or holds a significant variable interest. It is possible that the Company will be required to consolidate certain of these entities where the Company is the primary beneficiary or make additional disclosures related to its involvement with the entity. All of these joint ventures are included in the summarized financial information in Note 2.

Reclassification

      Certain reclassifications have been made to the 2001 and 2000 financial statements to conform to the 2002 presentation.

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2.	Advances to and Investments in Joint Ventures

      Combined condensed financial information of the Company’s joint venture investments is summarized as follows (in thousands):

	December 31,

Combined balance sheets	2002	2001

Land	$368,520	$374,531
Buildings	1,219,947	1,287,437
Fixtures and tenant improvements	24,356	18,391
Construction in progress	91,787	111,660

	1,704,610	1,792,019
Less: accumulated depreciation	(153,537)	(140,850)

Real estate, net	1,551,073	1,651,169
Receivables, net	64,642	51,764
Investment in joint ventures	12,147	21,950
Leasehold interests	26,677	—
Other assets	80,285	60,778

	$1,734,824	$1,785,661

Mortgage debt	$1,129,310	$1,168,686
Amounts payable to DDR	106,485	80,515
Amounts payable to other partners	71,153	—
Other liabilities	61,898	61,280

	1,368,846	1,310,481
Accumulated equity	365,978	475,180

	$1,734,824	$1,785,661

Company’s proportionate share of accumulated equity	$122,777	$146,776

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the year ended December 31,

Combined statements of operations	2002	2001	2000

Revenues from operations	$233,384	$219,381	$179,598

Rental operation expenses	78,774	70,824	53,645
Depreciation and amortization expense	36,026	31,479	25,095
Interest expense	71,161	71,279	61,665

	185,961	173,582	140,405

Income before gain (loss) on sales of real estate and real estate investments and discontinued operations	47,423	45,799	39,193
Gain (loss) on sales of real estate and investments	18,916	(97)	(86)

Income from continuing operations	66,339	45,702	39,107

Discontinued operations:
Income from discontinued operations, net of tax	5,604	5,587	2,438
Gain on sale of discontinued operations, net of tax	33,617	—	—

	39,221	5,587	2,438

Net income	$105,560	$51,289	$41,545

Company’s proportionate share of net income	$34,724	$18,274	$18,769

      The Company has made advances to several partnerships in the form of notes receivable, which accrue interest at rates ranging from LIBOR plus 1.00% to fixed rate loans of 12%. Maturity dates range from payment on demand to November 2005. Included in the Company’s accounts receivable is approximately $0.3 million and $1.2 million at December 31, 2002 and 2001 due from affiliates related to construction receivables.

      Advances to, and investments in, joint ventures include the following items, which represent the difference between the Company’s investment and its proportionate share of the joint ventures’ underlying net assets (in millions):

	For the year ended
	December 31,

	2002	2001

Basis differentials*	$46.2	$50.2
Deferred development fees, net of portion relating to the Company’s interest	(3.1)	(3.4)
Basis differential upon transfer of assets*	(20.9)	(24.1)
Notes receivable from investments	7.2	6.0
Other	—	(0.4)

*	Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest, may not be reflected in the net assets at the joint venture level. Basis differentials upon transfer of assets is primarily associated with assets previously owned by the Company which have been transferred into a joint venture at fair value. This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related asset. Differences in income also occur when the Company acquires assets from joint ventures. The Company’s proportionate share of gains recorded at the joint venture level associated with assets acquired by the Company which approximated $0.9 million for the year ended December 31, 2002 were eliminated by the Company when recording its share of the joint venture income. The difference between the Company’s share of net income, as reported above, and the amounts included in the consolidated statements of operations is attributable to the amortization of such basis differentials.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Service fees earned by the Company through management, leasing, development and financing activities performed related to the Company’s joint ventures are as follows (in millions):

	For the year ended
	December 31,

	2002	2001	2000

Management fees	$7.3	$7.3	$6.1
Financing and guarantee fees	0.3	0.2	—
Development fees and leasing commissions	3.3	3.0	3.2
Interest income	3.7	4.8	3.4
Disposition fees	0.6	—	—

      In July 2002, the Company purchased its partners’ 75.25% interest in a 470,000 square foot shopping center located in Plainville, Connecticut for approximately $44.4 million and a 270,000 square foot shopping center located in San Antonio, Texas for approximately $32.1 million, and maintained its 24.75% interest through an equity affiliate. These properties were previously managed by the Company.

      In June 2002, the Company acquired its partner’s 50% joint venture interest in a 230,000 square foot shopping center located in North Canton, Ohio for approximately $11.4 million.

      In March 2002, the Company formed a joint venture with a fund organized and advised by the DRA Advisors, Inc. Fund, whereby the Company contributed a wholly-owned newly developed shopping center property in Kildeer, Illinois initially valued at approximately $28 million and, in exchange, received a 10% equity ownership interest in the joint venture and cash proceeds of approximately $25.2 million. In conjunction with this transaction, the Company recognized a gain of approximately $2.5 million associated with the sale of the 90% interest in the property to the DRA Advisors, Inc. Fund. The Company continues to manage and operate the shopping center and receives fees for such services.

      In February 2002, the Company acquired its partner’s 80% interest in a 380,000 shopping center located in Independence, Missouri owned by the Community Center Joint Venture for approximately $33.4 million. Additionally, the Community Center Joint Venture sold a 408,000 square foot shopping center located in Durham, North Carolina in February 2002 and a 390,000 square foot shopping center located in Denver, Colorado in October 2002 aggregating $93.1 million of sales proceeds, and recognized an aggregate gain of $24.9 million.

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

The Company’s investments in the combined condensed statements above reflect the following:

Retail Value Fund

      In February 1998, the Company and an equity affiliate of the Company entered into an agreement with Prudential Real Estate Investors (“PREI”) and formed the Retail Value Fund (the “Fund”). The Fund’s

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

ownership interests in each of the projects, unless discussed otherwise, are generally structured with the Company owning (directly or through its, interest in the management service company) a 24.75% limited partnership interest, PREI owning a 74.25% limited partnership interest and Coventry Real Estate Partners (“Coventry”), which is 79% owned by an equity affiliate of the Company, owning (directly or through its interest in the management service company) a 1% general partnership interest. The Fund invests in retail properties within the United States that are in need of substantial retenanting and market repositioning and may also make equity and debt investments in companies owning or managing retail properties as well as in third party development projects that provide significant growth opportunities. The retail property investments may include enclosed malls, neighborhood and community centers or other potential retail commercial development and redevelopment opportunities. Since 1998, the Fund has invested approximately $690 million in real estate assets.

      The Fund acquired six operating retail shopping centers in Kansas and Missouri in September 1999. In addition, as of December 31, 2001, the Fund owned properties located in Plainville, Connecticut; Hagerstown, Maryland; Salem, New Hampshire and Round Rock, Texas. Also, the Fund owns a 50% ownership in a property located in Deer Park, Illinois with the remaining 50% owned by a third party. The Fund commenced the redevelopment of a retail site in Long Beach, California that will be comprised of approximately 446,000 square feet of retail space. This center was partially completed in the fourth quarter of 2002. The shopping center properties located in Hagerstown, Maryland; Salem, New Hampshire and Round Rock, Texas were sold in 2002 and the Company recognized its proportionate share of the pre-tax gain of approximately $8.4 million. The operations of these properties are classified as discontinued operations in the combined condensed financial information presented for the Company’s joint venture investments. In 2002, the Company purchased the interests in the Fund’s property located in Plainville, Connecticut.

      In 2000, the Fund entered into an agreement to acquire several properties, located in western states from Burnham Pacific Properties, Inc. (“Burnham”) with PREI owning a 79% interest, the Company owning a 20% interest and Coventry owning a 1% interest. During 2001, ten properties were acquired at an aggregate cost of approximately $280 million. Two of the properties were acquired in December 2000. The Company earns fees for managing and leasing the properties. In addition, the Company and Coventry were selected by Burnham to serve as its liquidation agent pursuant to Burnham’s plan of liquidation. The liquidation portfolio initially included 42 properties aggregating 5.4 million square feet. The Company provided property management services for this portfolio and received property management, leasing and development fees for its services at market rates. As of June 30, 2002, the remaining Burnham assets were transferred into a liquidating trust and as a result, the Company is no longer providing property management services.

      As discussed above, Coventry generally owns a 1% interest in each of the Fund’s investments and, except for the Fund’s investment associated with properties acquired from Burnham. Coventry is also entitled to receive an annual asset management fee equal to 0.5% of total assets plus one-third of all profits, once the limited partners have received a 10% preferred return and all capital previously advanced. The remaining two thirds of the profits in excess of the 10% preferred return is split proportionately among the limited partners. With regard to the Fund’s investment associated with the acquisition of shopping centers from Burnham, Coventry received a $1 million acquisition fee for services performed in conjunction with the due diligence and related closing of the acquisition in 2001. In addition, Coventry also has a 1% general partnership interest. Coventry also receives annual asset management fees equal to 0.8% of total revenue collected from these assets plus a minimum of 25% of all amounts in excess of a 10% annual preferred return to the limited partners which could increase to 35% if returns to the limited partners exceed 20%. As previously discussed, the Company and Coventry were also selected to serve as liquidation agent for Burnham where Coventry received asset management fees and DDR received property management fees at market rates in relation to the liquidation portfolio. Another shopping center development in San Antonio, Texas was also owned by the Fund and Coventry’s ownership interest was similar to the Burnham structure, as discussed above. The Company purchased the shopping center located in San Antonio, Texas in July 2002.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Management Service Companies

      The Company owns a 95% economic interest in two management service companies (taxable REIT affiliates) of which the Company owns 1% of the voting and 100% of the non-voting common stock. The Company’s Chairman of the Board and Chief Executive Officer owns the remaining 5% economic interest (Note 14). At December 31, 2002, these equity affiliates own:

(i) A 24.75% joint venture interest in certain assets of the Retail Value Fund discussed above;

(ii) A 100% interest in a retail site under development in Long Beach, California;

(iii) A $1.1 million note receivable, secured by certain real estate;

(iv) An 83.75% joint venture interest in RVIP I which owns, as of December 31, 2002, three retail sites formerly occupied by Best Products, two of which are partially leased and

(v) A 79% interest in Coventry.

      In 2002, a former Best Products site was sold and the Company recognized its proportionate share of the pre-tax gain of approximately $1.9 million. The operations of this property are classified as discontinued operations in the combined condensed financial information presented for the Company’s joint venture investments.

      In 2001, three former Best Products sites were sold with aggregate proceeds of approximately $7.5 million and recognized a gain of $0.3 million. In 2000, six former Best Products sites were sold with aggregate proceeds of approximately $25.1 million and recognized a gain, net of tax, of approximately $1.7 million. This gain was offset, in part, by a $1.8 million impairment write-off, net of tax, of an investment in a technology company. Both of these amounts were included in the Company’s share of net income derived from this investment.

      The Company also owns a 50% equity ownership interest in a management and development company in St. Louis, Missouri. The Company is entitled to the first $1 million of net income and cash distributions through 2003, as defined in the agreement, on an annual basis. After July 2003, all profits and cash flows are split on a basis proportionate to the ownership interests.

KLA/ SM Joint Venture

      In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P. (Note 14), which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $236 million. The Company has a 25% interest in the joint venture. In addition, the Company will earn fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate disposition of the real estate interests held by the bankrupt estate. At December 31, 2002, the portfolio consisted of approximately 100 Service Merchandise retail sites totaling approximately 5.8 million square feet. During 2002, the joint venture sold 45 sites and received gross proceeds of approximately $106.5 million. The Company recognized pre-tax income of approximately $4.4 million relating to the operations of this entity. The Company also earned fees aggregating $1.4 million in 2002 relating to this investment. At December 31, 2002, the Company has an investment of approximately $22.9 million in this joint venture.

Shopping Center Joint Ventures

      As of December 31, 2002, the Company owns an 80% equity ownership interest in two joint ventures each owning an operating shopping property in Columbus, Ohio of which the Company does not have financial or operating control.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      As of December 31, 2002, the Company owns a 50% equity ownership interest in 12 different joint ventures, which, in the aggregate, own 16 operating shopping centers. As described above, prior to June 2002, one joint venture entity owned two shopping center properties. In June 2002, the Company acquired the shopping center property located in Canton, Ohio.

      As of December 31, 2002, the Company also owns a 50% equity ownership interest in a joint venture, which is developing a shopping center in Jefferson County, Missouri.

      The Company owns a 35% equity ownership interest in a joint venture, which owns an operating shopping center property in San Antonio, Texas.

      The Company owns a 25% ownership interest in a joint venture, which owns a shopping center property under development located in Coon Rapids, Minnesota (Note 14).

      The Company owns an effective 20% equity interest in the Community Center Joint Ventures, which, in the aggregate, owns seven operating shopping center properties at December 31, 2002. Prior to February 2002, the joint venture owned ten shopping center properties. The shopping center properties located in Durham, North Carolina and Denver, Colorado were sold in 2002; thus the operations of these properties are classified as discontinued operations in the combined condensed financial information presented for the Company’s joint venture investments. In February 2002, the Company acquired the shopping center located in Independence, Missouri. Prior to 2002, no shopping center properties were sold from this joint venture.

      The Company owns a 10% equity ownership interest in a joint venture, which owns an operating shopping center in Kildeer, Illinois, as described above.

      As previously discussed, the Company provides property management, leasing and development services to each of the joint ventures at market rates.

3. Minority Equity Investment

      The Company completed the merger with American Industrial Properties (“AIP”) following AIP shareholder’s approval of the plan of merger on May 14, 2001. AIP shareholders also approved the sale of 31 industrial assets to an affiliate of Lend Lease Real Estate Investments, Inc. (“Lend Lease”) for $292.2 million, which closed on May 14, 2001, immediately prior to the merger.

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

      The merger of a subsidiary of DDR (DDR Transitory Sub, Inc.) into AIP provided DDR with complete ownership of AIP’s 39 remaining properties after the sale to Lend Lease. This portfolio was comprised of 31 industrial properties, six office properties, two retail properties and 23.7 acres of undeveloped land. It is DDR’s intent to operate the assets as part of its portfolio and at the same time pursue opportunities to sell some or all of the industrial and office assets through an orderly strategic disposition program. From the date of the merger, the AIP assets, liabilities and operating results are consolidated in the Company’s financial statements. The Company’s effective purchase of the remaining interest in AIP through the redemption of all other shareholders, as previously described, was accounted for as a step acquisition. At December 31, 2000, the Company owned 9,656,650 common shares in AIP representing approximately 46.0% of AIP’s total common shares. The Company’s investment prior to the merger was accounted for using the equity method of accounting. The aggregate acquisition price for the shares held by the Company exceeded the Company’s share of the historical underlying net assets of AIP by approximately $28.6 million which was assigned principally to real estate and amortized over 40 years. Accordingly, the Company’s equity in net income from minority equity investment,

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

prior to May 14, 2001, was adjusted to reflect the gain or loss on sale of real estate and the amortization of amounts resulting from the basis differences.

      The results of operations through May 14, 2001, the date of the merger, and for the year ended December 31, 2000 as reflected on the accounts of AIP were as follows (in thousands):

	For the period	For the year
	January 1, 2001	ended December 31,
	to May 14, 2001	2000

Statement of Operations
Revenues from operations	$34,029	$90,414

Rental operation expenses	12,057	31,357
Depreciation and amortization expense	3,437	13,552
Restructuring costs (1)	4,920	—
Interest expense	7,480	25,506

	27,894	70,415

Income from operations	6,135	19,999
Minority interest	(281)	(580)
Equity in net income of joint ventures	—	120
(Loss) gain on sales of real estate	(2,130)	26,803

Income before extraordinary item	3,724	46,342
Extraordinary item	—	(329)

Net income	$3,724	$46,013

(1)	Includes certain transaction related costs and severance charges which were incurred by AIP as a result of the Lend Lease sale and consummation of the merger with DDR.

      For the period from January 1, 2001 to May 14, 2001 and for the year ended December 31, 2000, the Company recorded equity in net income from minority equity investment of $1.6 million and $6.2 million, respectively. The difference between the Company’s share in net income as reported in the financial statements of AIP is attributable to adjustments relating to depreciation and amortization and gain (loss) on sales of real estate associated with the $28.6 million basis adjustments discussed above. In addition, the $6.2 million net income from minority equity investment recorded in 2000 includes a $4.9 million impairment loss on the sale of 31 properties to Lend Lease partially offset by a $3.6 million gain, as adjusted, from the sale of an office building in the fourth quarter of 2000.

4.	Acquisitions and Pro Forma Financial Information

      During the year ended December 31, 2002, the Company completed the acquisition of 11 shopping centers, including those acquired from joint ventures as discussed in Note 2, for a total purchase price of approximately $268.5 million. These acquisitions were accounted for using the purchase method of accounting. The operating results of the acquired shopping centers are included in the results of operations of the Company from the date of purchase.

      Additionally, as discussed in Note 3, on May 14, 2001, the Company completed the merger with AIP. In conjunction with this merger, the Company effectively acquired control of 39 properties aggregating approximately 4.5 million of Company-owned GLA. The operating results of the 39 properties are included in the results of operations of the Company from the effective date of the merger.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following unaudited supplemental pro forma information is presented as if the merger of AIP, net of the Lend Lease sale, had occurred on January 1, 2000 and to reflect the effects of the common share offerings, the preferred share offering, the property acquisitions consummated through December 31, 2002 had occurred on January 1, 2001. The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

	For the year ended December 31,

	2002	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)

Pro forma revenues	$375,417	$371,203	$324,188

Pro forma income before discontinued operations	$105,889	$106,937	$103,439

Pro forma income from discontinued operations	$1,062	$2,723	$1,445

Pro forma net income applicable to common shareholders	$80,989	$83,698	$77,622

Per share data:
Basic earnings per share data:
Income from continuing operations	$1.22	$1.29	$1.38
Income from discontinued operations	0.02	0.05	0.01

Net income applicable to common shareholders	$1.24	$1.34	$1.39

Diluted earning per share data:
Income from continuing operations	$1.19	$1.27	$1.37
Income from discontinued operations	0.02	0.05	0.01

Net income applicable to common shareholders	$1.21	$1.32	$1.38

5.	Disposition of Real Estate and Real Estate Investments and Discontinued Operations

      Included in discontinued operations for the year ended December 31, 2002, 2001 and 2000, are eight properties aggregating 454,000 square feet. The Company did not have any properties considered as held for sale at December 31, 2002. Nine of these properties had been previously included in the shopping center segment and one of these centers had been previously included in the business center segment (Note 20). The operations of these properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for each of the three years ended December 31, 2002, included herein.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The operating results relating to assets sold or designated as assets held for sale after December 31, 2001 are as follows (in thousands):

	For the year ended
	December 31,

	2002	2001	2000

Revenues	$3,534	$5,919	$4,574

Expenses:
Operating	972	1,192	1,056
Depreciation	670	1,146	1,131
Interest	376	858	942

	2,018	3,196	3,129

Income from discontinued operations	1,516	2,723	1,445
Loss on sale of real estate, net	(454)	—	—

	$1,062	$2,723	$1,445

      During the second quarter of 2002, the Company received an unsolicited offer and entered into a contract to sell a wholly owned shopping center located in Orlando, Florida and recorded a related impairment charge of approximately $4.7 million which is included in income (loss) from discontinued operations. The sale occurred in the fourth quarter of 2002.

      During 2002, the Company recorded gain on sales of real estate aggregating approximately $3.4 million, which primarily relates to the sale of the 90% interest in the shopping center property located in Kildeer, Illinois which resulted in a gain of $2.5 million and land sales which resulted in an aggregate gain of $0.9 million.

      During 2001, the Company recorded gains on disposition of real estate and real estate investments aggregating $18.3 million. The Company sold five shopping center properties located in Ahoskie, North Carolina; Gahanna, Ohio; Highland Heights, Ohio; Toledo, Ohio and Rapid City, South Dakota and one office property located in San Diego, California. The Company also recorded an aggregate gain of $1.6 million associated with the sale of land in Lebanon, Ohio and Coon Rapids, Minnesota.

      During 2000, the Company recorded a gain on disposition of real estate and real estate investments aggregating $23.4 million. The Company sold several properties including shopping centers located in Stone Mountain, Georgia; Florence, Kentucky; a portion of a shopping center in Las Vegas, Nevada and Wal-Mart stores in Camden, South Carolina and New Bern and Washington, North Carolina and its 50% joint venture interest in a recently developed shopping center in Fenton, Missouri. In addition, the Company sold 60% of its half interest in a joint venture, which owned ten operating shopping centers. In connection with the formation of one joint venture, the Company sold one property, received cash and a 50% partnership interest.

6. Notes Receivable

      The Company has issued notes receivable, including accrued interest, aggregating $11.7 million and $5.2 million at December 31, 2002 and 2001, respectively. The notes are secured by certain rights in future development projects, partnership interests and personal guarantees. The notes bear interest ranging from 10.5% to 12.0% with maturity dates ranging from payment on demand through February 2003.

      Included in notes receivable are $7.3 million of tax incremental financing bonds (“TIF Bonds”) purchased by the Company in March 2002 from the Town of Plainville, Connecticut (the “Town”). The net proceeds of the bonds were utilized by the Town to fund a portion of the construction costs of Connecticut Commons. The bonds

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

bear interest at 7.125% and mature in April 2021. Interest and principal are payable solely from the incremental real estate taxes paid by the shopping center pursuant to the terms of the financing agreement.

7. Deferred Charges

      Deferred charges consist of the following (in thousands):

	December 31,

	2002	2001

Deferred financing costs	$13,189	$11,212
Less — accumulated amortization	(4,179)	(5,170)

	$9,010	$6,042

      The Company incurred deferred finance costs aggregating $6.1 million and $1.6 million in 2002 and 2001, respectively. Deferred finance costs paid in 2002 primarily relate to the Company’s unsecured revolving credit agreements (Note 9) and secured financing of shopping center properties acquired in 2002. Deferred finance costs paid in 2001 of $1.3 million primarily related to the issuance of mortgage indebtedness. Amortization of deferred charges was $2.8 million, $2.4 million and $1.8 million for the years ended December 2002, 2001 and 2000, respectively.

8. Impairment Charge

      During the second quarter of 2001, one of the Company’s retail tenants announced it was liquidating its inventory and closing its remaining stores. In assessing recoverability of its recorded assets associated with this tenant, the Company had initially estimated, based upon its prior experience with similar liquidations, the proceeds relating to the Company’s claims in liquidation would be sufficient to recover the aggregate recorded assets for this tenant. In the third quarter of 2001, the tenant completed its sale of inventory and auction of its real estate. The Company believed that based on (i) a lack of significant proceeds received by the tenant on its auction of real estate and the other assets, and (ii) a lack of positive information disseminated from the tenant which suggested a reduced probability of recovery of certain recorded amounts, a provision of $2.9 million was appropriate. This charge was reflected as an impairment charge within the consolidated statement of operations.

9. Revolving Credit Facilities and Term Loan

      Since May 1995, the Company has maintained an unsecured revolving credit facility from a syndicate of financial institutions for which Bank One, NA serves as agent (the “Unsecured Credit Facility”). During 2002, the Company renegotiated, expanded and extended this facility and increased the available borrowing capacity to $650 million from $550 million, reduced the spread over LIBOR to 1.0%, modified certain covenants and extended the term for an additional two years to May 31, 2005. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (1.0% at December 31, 2002). The spread is dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets, debt service coverage and fixed charge coverage. The facility also provides for a facility fee of 0.2% on the entire facility. The Unsecured Credit Facility is used to finance the acquisition and development of real estate, to provide working capital and for general corporate purposes. At December 31, 2002 and 2001, total borrowings under this facility aggregated $433.5 million and $376.0 million, respectively, with a weighted average interest rate, excluding the effects of the interest rate swaps (Note 12) of 2.4% and 3.1%, respectively.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In September 1996, the Company entered into a three-year $25 million unsecured revolving credit facility and in June 2001 entered into a $25 million development construction facility with National City Bank (together with the $650 million Unsecured Credit Facility, the “Revolving Credit Facilities”). In 2001 and 2002, the Company amended the $25 million revolving credit facility to increase the available borrowings to $30 million, to convert it to a secured revolving credit facility and to extend the agreement through June 2005. In 2002, the Company amended the $25 million development construction facility to extend the facility through June 2004. The revolving $30 million credit facility is secured by certain partnership investments and the $25 million development construction facility is secured by the applicable development project(s). The Company maintains the right to reduce the $30 million revolving credit facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under these facilities bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (1.0% at December 31, 2002). The spread is dependent on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets, debt service coverage and fixed charge coverage. The $30 million revolving credit facility also provides for commitment fees of 0.15% on the unused credit amount. At December 31, 2002 and 2001, total borrowings under these facilities aggregated $37.5 million and $25.8 million, respectively, with a weighted average interest rate of 2.7% and 3.1%, respectively.

      In December 2001, the Company entered into a $22.1 million, two-year, unsecured variable rate (2.7% and 3.2% at December 31, 2002 and 2001, respectively) term loan with Wells Fargo (“Term Loan”). This loan bears interest at LIBOR plus 1.3% and is subject to the same covenants associated with the Unsecured Credit Facility discussed above.

      Total fees paid by the Company on its Revolving Credit Facilities in 2002, 2001 and 2000, aggregated approximately $1.3 million, $1.2 million and $0.9 million, respectively.

10. Fixed Rate Senior Notes

      The following is a summary of the Company’s outstanding unsecured senior notes:

	December 31,

	2002	2001

Unsecured Senior Notes (1)	$404,900	$330,844
Pass-Through Asset Trust Securities (2)	—	74,983

	$404,900	$405,827

(1)	Two of the senior notes were issued at a discount aggregating $5.4 million at December 31, 2002. The effective interest rates of these notes range from 6.71% to 7.59% per annum (excluding the effects of interest rate swaps). In March 2002, the Company issued $100 million of fixed rate debt with an interest rate of 7.0% (excluding the effects of interest rate swaps) due March 2007 at a discount of 99.53%. Of the total debt issued, $81.6 million was used to exchange $75.0 million of 7.13% senior notes described in (2) below and was accounted for as an exchange of debt instruments. The effective interest rate of this note is 8.6%. The above senior notes include a fair value hedge with a recorded asset amount of approximately $7.3 million at December 31, 2002 (Note 12).

(2)	In March 1997, the Company issued, through a grantor trust, $75 million of Pass-Through Asset Trust Securities (PATS), due March 2002, at a discount 99.53%. These certificates were secured by fifteen-year notes, maturing March 2012, which were issued by the Company to the trust. The trust sold an option, which enabled the option holder to re-market the certificates upon maturity in March 2002. Simultaneously with the sale of the certificates, the trust purchased the notes from the Company for a premium in the amount of the option payment. This premium, $1.0 million at December 31, 2001, was amortized over the fifteen-year life of the notes and included in other liabilities in the consolidated balance sheet at December 31, 2001. Interest was paid semi-annually in arrears on March 15 and September 15. These notes had a coupon interest rate of 7.13% per annum. In March 2002 these notes were purchased by a third party from the trust and exchanged for new notes with a principal amount of $81.6 million. See (1) above.

     The above fixed rate senior notes have maturities ranging from January 2003 to July 2018. Interest rates ranged from approximately 6.63% to 7.5% (averaging 7.4% and 7.1% at December 31, 2002 and 2001,

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

respectively, excluding the effects of interest rate swaps). The notes issued prior to December 31, 2001 may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements. The $100 million of notes issued in 2002 may be redeemed based upon a yield maintenance calculation. The fixed rate senior notes were issued pursuant to an indenture dated May 1, 1994, which contains certain covenants including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. Interest is paid semi-annually in arrears on May 15 and November 15.

11.	Mortgages Payable and Scheduled Principal Repayments

      At December 31, 2002, mortgages payable, collateralized by certain notes receivable, investments and real estate with a net book value of approximately $977.5 million and related tenant leases, are generally due in monthly installments of principal and/or interest and mature at various dates through 2027. Fixed rate debt obligations, included in mortgages payable at December 31, 2002 and 2001, totaled approximately $363.2 million and $368.3 million, respectively. Fixed rate interest rates ranged from approximately 5.5% to 9.75% (averaging 7.6% and 7.7% at December 31, 2002 and 2001, respectively). Variable rate debt obligations, totaled approximately $262.6 million and $110.3 million, at December 31, 2001 and 2002, respectively. Interest rates on the variable rate debt averaged 2.6% and 3.2% at December 31, 2002 and 2001, respectively.

      Included in mortgage debt is $7.3 million of TIF bonds with a fixed interest rate of 7.1%.

      As of December 31, 2002, the scheduled principal payments of the Revolving Credit Facilities, Term Loan, fixed rate senior notes and mortgages payable (excluding the effect of the fair value hedge which was $7.3 million at December 31, 2002) for the next five years and thereafter are as follows:

Year	Amount

2003	$206,985
2004	152,617
2005	455,039
2006	56,557
2007	118,121
Thereafter	502,162

$1,491,481

      Principal payments in the year 2005 include $446.0 million, associated with the maturing of the Revolving Credit Facilities.

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

Notes receivable and advances to affiliates:

      The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $52.9 million and $45.9 million at December 31,

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2002 and 2001, respectively, as compared to the carrying amounts of $50.8 million and $45.8 million, respectively. The carrying value of the TIF Bonds (Note 6) was approximately $7.3 million which approximated its fair value at December 31, 2002. The fair value of loans to affiliates are not readily determinable and have been estimated by management.

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

      Financial instruments at December 31, 2002 and 2001, with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Senior notes	$404,900	$410,128	$405,827	$393,738
Variable rate term debt	22,120	22,120	22,120	22,120
Mortgages payable	625,778	650,554	478,604	499,136

	1,052,798	1,082,802	906,551	914,994
Derivatives — interest rate swaps (see discussion below)	170	(6,997)	879	7,746

	$1,052,968	$1,075,805	$907,430	$922,740

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the position being hedged. The Company records net amounts received or paid under these contracts as adjustments to interest expense.

      In October 2000 and January 2001, the Company entered into three interest rate swap agreements, each for two-year terms, aggregating $200 million, effectively converting a portion of the outstanding variable rate debt under the Unsecured Credit Facility to a weighted average fixed rate of approximately 6.96%. Two of these swaps aggregating $100 million were terminated at maturity in October 2002. In March 2002, the Company entered into two reverse interest rate swap agreements, $40 million for a 2.75 year term and $60 million for a 5 year term, effectively converting a portion of the outstanding fixed rate debt under the Company’s fixed rate senior notes to a variable rate of six month LIBOR.

      In March and May 2001, the Company’s joint ventures entered into three interest rate swap agreements, two at $20 million for a two-year term and one at $38 million for a three-year term, aggregating $78 million, converting a portion of the variable rate mortgage debt to a weighted average fixed rate of approximately 6.58%. In February 2002, the Company’s joint ventures entered into an interest rate cap agreement, which matures in March 2004 and has a notional amount of $175 million, and a strike price of 4.0%.

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

      From time to time, the Company enters into interest rate swaps to convert certain fixed-rate debt obligations to a floating-rate (a “fair-value hedge”). This is consistent with the Company’s overall interest rate risk management strategy to maintain an appropriate balance of fixed rate and variable rate borrowings. Changes in the fair value of derivatives that are highly effective and that are designated and qualify as a fair-value hedge, along with changes in the fair value of the hedged liability that are attributable to the hedged risk, are recorded in current-period earnings. If hedge accounting is discontinued due to the Company’s determination that the relationship no longer qualifies as an effective fair-value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged liability for changes in fair value. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair value hedges was not material.

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

Risk Management

      The Company purchased interest rate swaps to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility, or in the case of a fair value hedge to take advantage of expected lower variable rates. The Company does not utilize these arrangements for trading or speculative purposes. The principal risk to the Company through its interest rate hedging strategy is the potential inability of the financial institutions, from which the interest rate swaps were purchased, to cover all of their obligations. To mitigate this exposure, the Company purchases its interest rate swaps from major financial institutions.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Cash Flow Hedges

      As of December 31, 2002 and 2001, the aggregate fair value of the Company’s interest rate swaps was a liability of $0.2 million and $7.7 million, respectively, which is included in other liabilities in the consolidated balance sheet. For the year ended December 31, 2002 and 2001, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reflect as a charge to earnings $0.2 million of the amount recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Fair Value Hedges

      As of December 31, 2002, the aggregate fair value of the Company’s interest rate swaps was an asset of $7.3 million, which is included in other assets and senior notes in the consolidated balance sheet. For the year ended December 31, 2002, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated statements of operations. The fair value of these interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Joint Venture Derivative Instruments

      In 2001, the Company’s joint ventures entered into three interest rate swap agreements aggregating $78 million, converting a portion of the variable rate mortgage debt to a weighted average fixed rate of approximately 6.58%. The aggregate fair value of these instruments at December 31, 2002 was a liability of $2.5 million, of which the Company’s proportionate share was $0.4 million.

13.	Minority Equity Interests, Preferred Operating Partnership Minority Interests, Operating Partnership Minority Interests, Preferred Shares and Common Shares

Minority Equity Interests

      The Company owns a majority ownership interest in a shopping center and development parcels in Utah and a business center in Boston, Massachusetts assumed with the AIP merger. Additionally, in July 2002, the Company acquired a majority ownership, 99.79%, interest in five shopping centers located in Forth Worth, Texas; Dallas, Texas; Columbia, South Carolina; Birmingham, Alabama and Wichita, Kansas (Note 14). The minority partners’ equity interest in these partnerships aggregated $22.0 million and $23.0 million at December 31, 2002 and 2001, respectively.

Preferred Operating Partnership Minority Interests

      In 1998, the Company issued $35 million of preferred operating partnership minority interests to a private investment partnership. These securities were a combination of preferred equity securities and a warrant to purchase approximately 1.6 million common shares of the Company at a price of $21.625 per share or 1.4 million Class D cumulative redeemable preferred shares at a price of $25 per share. The Company recorded $32.9 million as preferred operating partnership minority interests and $2.1 million to additional paid in capital in respect of the warrant. The preferred equity securities were structured as 8.5% cumulative redeemable preferred units of DDRC Great Northern L.P., a wholly-owned, consolidated partnership. In December 2002, the preferred units were redeemed for common shares of the Company in accordance with the original terms of the agreement. Additionally, the warrant was put to the Company. The Company net settled the warrant. The Company issued an aggregate of 1,618,497 common shares in connection with this transaction.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In September 1999 and May 2000, the Company completed, through a consolidated partnership, a $75 million and $105 million private placement of 8.875% and 9.0%, cumulative perpetual preferred “down-REIT” preferred partnership units, respectively, together with the preferred units discussed above, (“Preferred Units”) with an institutional investor. The units may be exchanged, under certain circumstances, for Class K and Class J, 8.875% and 9.0%, respectively, cumulative preferred shares of the Company. The units may be exchangeable into common shares if the Company fails to pay dividends for six consecutive quarters.

Operating Partnership Minority Interests

      At December 31, 2002 and 2001, the Company had 911,227 and 1,038,027 OP Units outstanding, respectively. These OP Units are exchangeable, under certain circumstances and at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash.

      In 2002 and 2001, the Company purchased 126,800 and 13,283, respectively, of OP Units for cash aggregating $2.3 million and $0.2 million, respectively. These transactions were treated as a purchase of minority interest. The difference between the recorded amount of the minority interest and the cash paid was not material. The OP Unit holders are entitled to receive distributions, per OP Unit, equal to the per share distributions on the Company’s common shares.

Preferred Shares

      In April 2002, the Company redeemed all of the outstanding 9.5% Preferred A Depositary shares each representing 1/10 of a Preferred Share and 9.44% Preferred B Depositary Shares each representing 1/10 of a Preferred Share for cash, aggregating approximately $149.6 million.

      In March 2002, the Company issued $150 million, 8.60% Preferred F Depositary Shares. Each Depositary Share represents 1/10 of a Preferred Share. The proceeds from this offering were used to redeem the Preferred A and B shares discussed above.

      The Class C, D and F depositary shares represent 1/10 of a share of their respective preferred class of shares. The Class C, Class D and Class F depositary shares are not redeemable by the Company prior to July 7, 2003; August 20, 2003 and March 27, 2007, respectively, except in certain circumstances relating to the preservation of the Company’s status as a REIT.

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•	750,000 Class K Cumulative Redeemable Preferred Shares, without par value

•	750,000 Non Cumulative preferred shares, without par value

Common Shares

      In February 2002, the Company completed the sale of 1.7 million common shares in a registered offering and received aggregate net proceeds of $33.1 million and issued approximately 2.5 million common shares to acquire two shopping center properties. In December 2001, the Company issued 3,200,000 common shares at $18.35 per share and received aggregate net proceeds of approximately $57.6 million. The cash proceeds received from the above offerings were used to repay amounts outstanding on the Company’s Revolving Credit Facilities.

Common Shares in Treasury

      In 1999 and 2000, the Company’s Board of Directors authorized the officers of the Company to implement a common share repurchase program, which expired in June 2001, in response to what the Company believed was a distinct under-valuation of the Company’s common shares in the public market. During 1999 and 2000, the Company repurchased 6.6 million shares at a weighted average cost of approximately $13.44 per share.

14. Transactions With Related Parties

      As discussed in Note 13, the 0.21% minority interest in the five shopping centers acquired in 2002 are owned by the employees of an equity affiliate in which the Company effectively owns a 79% interest.

      As discussed in Note 2, the Company entered into a joint venture with Lubert-Adler Funds, which is owned in part by a Director of the Company.

      In August 2000, the Company purchased residual land adjacent to its shopping center in Aurora, Ohio from a limited partnership owned by the former Chairman of the Board who is also the father of the current Chairman of the Board and Chief Executive Officer, founder of the Company, a director and a significant shareholder. The purchase price was $1.3 million.

      In September 1999, the Company transferred its interest in a shopping center under development in Coon Rapids, Minnesota, a suburb of Minneapolis, to a joint venture in which the Company retained a 25% economic interest. The remaining 75% economic interest is held by private equity funds (“Funds”) controlled by a director of the Company. This director holds a 0.5% economic interest in the Funds. In 2001, the Funds reimbursed the Company $0.9 million for payment against prior advances. The Company has a management agreement and performs certain administrative functions for the joint venture pursuant to which the Company earned management, leasing and development fees of $1.3 million and $0.6 million in 2002 and 2001, respectively, and interest income of $1.6 million in 2001 (none in 2002). In addition, in 2002 and 2001 the Company recognized a gain of approximately $0.4 million and $1.1 million, respectively, related to the sale of real estate to the joint venture for that portion not owned by the Company, determined utilizing the percentage of completion method. On December 31, 2001, the joint venture obtained a non-recourse loan and the Company was reimbursed approximately $21 million for all loans made to the joint venture.

      In conjunction with the establishment of DDR’s equity investment in certain entities (described in Note 2 as entities in which the Company has a 95% economic interest at December 31, 2002), the Company’s Chairman of the Board and Chief Executive Officer retained the majority of the voting shares. These entities were originally structured in this format in order to meet certain REIT qualification requirements.

      During the fourth quarter of 2002, the Company recorded a $2.0 million charge as additional compensation to the Company’s Chairman and Chief Executive Officer, relating to an incentive compensation agreement associated with the Company’s investment in the Retail Value Fund Program. Pursuant to this agreement the Company’s Chairman and Chief Executive Officer is entitled to receive up to 25% of the distributions made by

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Coventry (Note 2), providing the Company achieves certain performance thresholds in relation to Funds From Operations growth and/or total shareholder return.

      Coventry’s general partner distributions relating to 2002 aggregated approximately $11.4 million, of which the Company’s share was approximately $9 million. For purposes of determining the Chairman and Chief Executive Officer’s 2002 incentive compensation relating to this program, the Board of Directors adjusted Coventry’s distributions used in calculating the incentive compensation to eliminate related party transactions of approximately $3.6 million. The $3.6 million represented the Company’s share of income, related to gains recorded by Coventry on the sale of certain assets to the Company. These gains were eliminated by the Company in recording its share of equity earnings from joint ventures.

      In 1995, the Company entered into a lease for office space owned by one of its principal shareholders. General and administrative rental expense associated with this office space aggregated $0.6 million for each of the years ended December 31, 2002, 2001 and 2000.

      During 2002, the Company terminated certain management agreements with various partnerships entities owned in part by the former Chairman of the Board and current Director of the Company, in which management fee and leasing fee income of $0.1 million, $0.1 million and $0.2 million was earned in 2002, 2001 and 2000, respectively. Transactions with the Company’s equity affiliates have been described in Notes 2 and 3.

15. Commitments and Contingencies

      The Company is engaged in the operation of shopping centers, which are either owned or, with respect to certain shopping centers, operated under long-term ground leases which expire at various dates through 2070, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements which provide for terms ranging generally from one to 30 years and, in some cases, for annual rentals which are subject to upward adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements.

      The scheduled future minimum revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises, for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

2003	$267,003
2004	247,051
2005	220,651
2006	197,177
2007	175,898
Thereafter	1,011,765

$2,119,545

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows (in thousands):

2003	$3,509
2004	3,455
2005	3,475
2006	3,406
2007	3,263
Thereafter	56,487

$73,595

      There were no capital leases in which the Company was the lessee at December 31, 2002 or 2001.

      In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements for the construction of the shopping centers aggregating approximately $69.4 million as of December 31, 2002.

      As discussed in Note 2, the Company and certain equity affiliates entered into several joint ventures with various third party developers. In conjunction with certain joint venture agreements, the Company and/or its equity affiliate has agreed to fund the required capital associated with approved development projects, comprised principally of outstanding construction contracts, aggregating approximately $13.9 million as of December 31, 2002. The Company and/or its equity affiliate is entitled to receive a priority return on capital advances at rates ranging from 10.5% to 12.0%.

      The Company has provided a financial guarantee up to its proportionate share in a joint venture investment in Long Beach, California, which is approximately $7.3 million as of December 31, 2002. The term of this guarantee extends until maturity of the construction loan on January 1, 2004. The Company becomes liable to pay the guarantee only if the financial institution is unable to collect, from the joint venture, the amounts owed when the construction loan matures. No liability is recorded for amounts related to this guarantee as of December 31, 2002, as the Company does not believe its guarantee will be called. The Company does not have recourse against any other party for its proportionate share of such obligation in the event of default. No assets of the Company are currently held as collateral to pay this guarantee. At December 31, 2002, the Partnership was in technical non-compliance of certain provisions related to the construction loan agreement with the lender. The technical non-compliance was triggered by the filing of certain mechanic liens and stop payment notices by certain contractors. The Company is in the process of curing the technical non-compliance with the lender by having the mechanics liens and stop notices bonded by a third party.

      The Company has provided a letter of credit for the payment of interest of approximately $9.5 million to the holders of tax exempt floating rate certificates in connection with certain TIF bonds, the proceeds of which were loaned to an equity affiliate. The term of this letter of credit extends for 15 years, and commenced in December 2001. The Company is entitled to the positive spread, if any, between the interest expense payable on the TIF bonds and the interest expense incurred on the certificates, net of any trust expense and the letter of credit fees. However, as compensation for the Company providing the letter of credit, the Company’s equity affiliate has assigned its right to this positive spread to the Company. No liability is recorded for amounts related to this letter of credit as of December 31, 2002. The Company does not have recourse against any other party in the event of default. No assets of the Company are currently held as collateral to pay this letter of credit.

      In connection with the KLA/ SM joint venture, the Company agreed to guarantee the payment of rents for various affiliates of the KLA/ SM joint venture in the aggregate amount of $3.1 million over a three year period, which commenced August 2002. The Company has not recorded a liability for the guarantee as the subtenants of

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the KLA/ SM affiliates are paying rent as due. The Company does not have recourse against any other party in the event of default other than to the Company’s other joint venture partners with respect to their proportionate share of such liability. No assets of the Company are currently held as collateral to pay this guarantee.

      Related to its investment in a joint venture in which the Company has a 50% equity investment, the Company has issued a letter of credit in the amount of $1.6 million to guarantee the payment of rent by a specific tenant. The term of this letter of credit, which commenced in March 2000, extends for three years. This guarantee arose as a result of a tenant replacement. The Company does not have a liability recorded as of December 31, 2002 related to this guarantee as the tenant is paying rent as due. The Company does not have recourse against any other party in the event of default other than to the Company’s other joint venture partners with respect to their proportionate share of such liability. No assets of the Company are currently held as collateral to pay this guarantee.

      In connection with bank financing obtained for the Community Centers Joint Venture, the Company issued a one-year letter of credit in the amount of $0.8 million during February 2002. The amount becomes payable in the event that the property landscaping is not completed. There were no liabilities recorded related to this letter of credit as of December 31, 2002. The Company does not have recourse against any other party in the event of default other than to the Company’s other joint venture partners with respect to their proportionate share of such liability. No assets of the Company are currently held as collateral to pay this guarantee.

      In the event of any loss or reduction in the historic tax credit allocated or to be allocated to a joint venture partner in connection with a historic commercial parcel, the Company guaranteed payment in the maximum amount of $0.7 million to the other joint venture partner. The Company has a liability recorded as of December 31, 2002 related to this guarantee. The Company does not have recourse against any other party in the event of default. No assets of the Company are currently held as collateral to pay these guarantees.

      Related to the Company’s investment in a development project in Long Beach, California, the Company provided a guarantee for the payment of all parking lot improvements and other improvement costs in excess of the designated proceeds of the bonds on the project and any other amounts contributed by specified parties. Related to the Company’s other project located in Long Beach, California, the Company also guaranteed the payment of any special taxes levied on Downtown Long Beach Waterfront District No. 6 attributable to the payment of debt service for periods prior to the completion of the parking lot improvements and other improvements related to this project. The Company cannot determine its maximum exposure related to these guarantees as the construction of the improvements has not commenced; as such, there are no assets held as collateral or liabilities recorded related to this guarantee.

      Certain of the Company’s executives, either through the exercise of previously granted stock options or through the direct purchase of unissued shares, acquired 974,663 of the Company’s common shares. The purchase of such shares was financed by a five-year personal loan program, which commenced November 1998, aggregating approximately $15 million (at market interest rates) from Bank One, NA. Payment of these loans are guaranteed by the Company. One of these executives is presently an employee of Coventry and four of these executives have subsequently resigned from the Company. The Company has agreed to maintain the guarantee. The executives participating in the program are responsible for repayment of these personal loans and have fully indemnified the Company should the Company’s guarantee be called upon. The Company has not recorded a liability for this amount as of December 31, 2002.

      In September 2001, the U.S. District Court for the Northern District of Ohio entered a judgment in the amount of $9.0 million, plus attorney fees, against the Company and three other defendants, in connection with a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company. The court awarded $4.0 million in punitive damages and $5.0 million in compensatory damages to the plaintiff. The other defendants include the former Chairman of the Board (who is also a significant shareholder of the Company), a former executive of the Company and a real estate development partnership (the “Partnership”)

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

owned by these two individuals. The plaintiff’s claim alleged breach of contract and fraud during the lease negotiation process that took place before and after the Company acquired the property. The Partnership sold the property to the Company in 1994. In connection with the pending appeal, the Company deposited an $8.0 million letter of credit with the court in the fourth quarter of 2002, in lieu of a bond, to eliminate the possibility of the attachment of assets.

      A portion of the punitive damage award in the amount of $1.0 million against the former Chairman of the Board was overturned by the trial court judge in response to a post-trial motion. The Company’s initial post-trial motion to overturn the verdict was denied, the Company has since appealed the verdict. Management believes that it is probable the verdict will ultimately be reversed, in whole or in substantial part, and accordingly no provision has been recorded in the accompanying financial statements. Although there can be no assurances of the ultimate outcome, management does not believe that an adverse final determination, if any, will be material in relation to the Company’s cash flows, liquidity or financial condition. However, any amounts awarded to the plaintiff upon final resolution of this matter could adversely affect the Company’s results of operations or financial position in the period they are recorded. Further, a determination has not been made as to the appropriate allocation of the contingent loss, if any, among the defendants.

      In addition to the judgment discussed above, the Company and its subsidiaries are also subject to other legal proceedings. All such proceedings, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. While the resolution of other matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations. The Company also guarantees other nominal amounts.

16. Other Income

      Other income from continuing operations was comprised of the following (in thousands):

	For the year ended December 31,

	2002	2001	2000

Lease termination	$3,913	$5,939	$8,950
Sale of development rights	2,254	—	—
Financing fees	118	215	—
Other, net	(889)	(50)	149

	$5,396	$6,104	$9,099

17. Benefit Plans

Stock Option and Other Equity-Based Plans

      The Company’s stock option and equity-based award plans provide for the grant, to employees of the Company, the following: Incentive and non-qualified stock options to purchase common shares of the Company, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the award plans, awards may be granted with the respect to an aggregate of not more than 10,413,806 common shares. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof (or, with respect to options granted to certain shareholders, within five years thereof). Options granted under the plans generally become exercisable one year after the date of grant as to one-third of the optioned shares, with the remaining options being exercisable over the following two-year period.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In 2002, the shareholders approved the 2002 Equity-Based Award Plan which allows for the grant of up to 3,100,000 common shares.

      In 1997, the Board of Directors approved the issuance of 900,000 stock options to the Company’s Chief Executive Officer, which vested immediately upon issuance. In addition, 700,000 of these options were issued outside of a plan.

      The Company granted options to its directors. Such options were granted at the fair market value on the date of grant. Options granted generally become exercisable one-year after the date of grant as to one-third of the optioned shares, with the remaining options being exercisable over the following two-year period.

      The following table reflects the stock option activity described above (in thousands):

	Number of Options
				Weighted Average
			Executive
	Employees	Directors	Officer	Exercise Price	Fair Value

Balance December 31, 1999	3,476	950	700	$16.75
Granted	696	5	—	12.19	$1.21
Exercised	(11)	—	—	14.27
Canceled	(139)	(1)	—	17.08

Balance December 31, 2000	4,022	954	700	16.19
Granted	536	30	—	13.77	$0.84
Exercised	(477)	(820)	—	14.08
Canceled	(98)	—	—	18.84

Balance December 31, 2001	3,983	164	700	16.50
Granted	900	20	—	20.38	$2.07
Exercised	(1,132)	(20)	—	15.53
Canceled	(73)	(5)	—	18.02

Balance at December 31, 2002	3,678	159	700	$17.51

      The following table summarizes the characteristics of the options outstanding at December 31, 2002 (in thousands):

Options Outstanding				Options Exercisable

	Outstanding	Weighted-Average		Exercisable
Range of	as of	Remaining	Weighted-Average	as of	Weighted-Average
Exercise Prices	12/31/02	Contractual Life	Exercise Price	12/31/02	Exercise Price

$11.00-$16.50	1,782	5.6	$13.65	1,267	$14.00
$16.50-$24.00	2,755	6.0	$20.00	1,852	$19.85

	4,537	5.9	$17.51	3,119	$17.47

      As of December 31, 2002, 2001 and 2000, 3,119; 3,554 and 4,237 options (in thousands), respectively, were exercisable. The weighted average exercise prices of these exercisable options were $17.47, $17.53 and $16.90 at December 31, 2002, 2001 and 2000, respectively.

      In 1996 and 2000, the Board of Directors approved a grant of 30,000 Performance Units to the Company’s Chief Executive Officer. The 30,000 Performance Units issued in 1996 were converted into 30,000 common shares in January 2001 based upon the achievement of certain performance objectives determined as of December 31, 2000. The number of shares issued was determined based upon the average annual total shareholder’s return during the five-year period ended December 31, 2000. The 30,000 Performance Units granted in 2000 will be converted to common share equivalents ranging from 30,000 to 200,000 common shares based on the annualized total shareholders’ return for the five-year period ending December 31, 2004. In 2002,

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the Board of Directors approved grants aggregating 466,666 Performance Units to the Company’s Chief Executive Officer, President and Executive Vice President. The 466,666 Performance Units granted in 2002 will be converted to common share equivalents ranging from 70,000 to 466,666 common Shares based on the annualized total shareholders’ return for the five-year period ending December 31, 2006. In 2000, 2001 and 2002, the Board of Directors approved a grant of 91,975; 80,633 and 120,508 restricted shares of common stock, respectively, to several executives and outside directors of the Company. The restricted stock grants vest in equal annual amounts over a five-year period and have a weighted average fair value at the date of grant ranging from $11.56 to $19.90, which was equal to the market value of the Company’s stock at the date of grant. During 2002, 2001 and 2000, approximately $2.2 million, $1.2 million and $0.5 million, respectively, was charged to expense associated with awards under the equity-based award plan relating to restricted stock and Performance Units.

      The Company applies APB 25, “Accounting for Stock Issued to Employees” in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Assuming application of the fair value method pursuant to SFAS 123, the compensation cost, which is required to be charged against income for all of the above mentioned plans, was $4.9 million, $1.9 million and $1.5 million for 2002, 2001 and 2000, respectively. The amounts charged to expense are presented in the aforementioned paragraph. See Note 1 for pro forma presentation.

      For purposes of the pro forma presentation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model using the following assumptions:

For the year ended December 31,

	2002	2001	2000

Risk free interest rate (range)	2.6%-5.4%	4.0%-5.5%	5.0%-6.8%
Dividend yield (range)	6.6%-8.0%	10.8%-12.5%	10.8%-12.5%
Expected life (range)	4-8 yrs.	4-10 yrs.	4-10 yrs.
Expected volatility (range)	21.4%-26.1%	22.5%-26.4%	21.7%-26.2%

401(k) Plan

      The Company has a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company, which permits participants to defer up to a maximum of 15% of their compensation. In 2001, the Company matched 25% of the employee’s contribution up to a maximum of 6% of an employee’s annual compensation. Effective January 1, 2002, the Company matched the first 3% of the participant’s contributions at an amount equal to 50% of the participant’s elective deferrals and the second 3% of the participant’s contributions at an amount equal to 25% of the participants elective deferrals for the plan year. The Company’s plan allows for the Company to also make additional discretionary contributions. No discretionary contributions have been made. Employees’ contributions are fully vested and the Company’s matching contributions vest 20% per year. Once an employee has been with the Company five-years, all matching contributions are fully vested. Effective December 31, 2000, the Company elected to fund all future matching contributions with cash. The Company’s contributions for the plan year ended December 31, 2002 and 2001 were $0.2 million and $0.1 million, respectively. The Company’s contributions to the plan for the year ended December 31, 2000 were made through the issuance of Company stock with a market value of $0.07 million. The 401(k) plan is fully funded at December 31, 2002.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Elective Deferred Compensation Plan

      The Company has a non-qualified elective deferred compensation plan for certain key executives which permits eligible employees to defer up to 100% of their compensation. In 2001 and 2000, the Company matched 25% of an employee’s contribution up to a maximum of 6% of an employee’s annual compensation, after deducting contributions, if any, made in conjunction with the Company’s 401(k) plan. Effective January 1, 2002, the Company matched the first 3% of the participant’s contribution at an amount equal to 50% of the participant’s elective deferrals and the second 3% of the participant’s contributions at an amount equal to 25% of the participant’s elective deferral for the plan year, after deducting contributions, if any, made in conjunction with the Company’s 401(k) plan. Deferred compensation charged to expense related to an employee contribution is fully vested. Deferred compensation charged to expense related to the Company’s matching contribution vests 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company’s contribution for the years ended December 31, 2002, 2001 and 2000 was $0.1 million, $0.03 million and $0.03 million, respectively. At December 31, 2002, 2001 and 2000, deferred compensation under this plan aggregated approximately $1.5 million, $1.3 million and $1.1 million, respectively. The plan is fully funded at December 31, 2002.

18. Earnings and Dividends Per Share

      Earnings Per Share (“EPS”) have been computed pursuant to the provisions of SFAS No. 128.

      The following table provides a reconciliation of both income from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares.

	For the Year Ended December 31,

	2002	2001	2000

	(in thousands, except per share
	amounts)
Income from continuing operations	$100,908	$89,649	$99,388
Less: Preferred stock dividend	(27,058)	(27,262)	(27,262)

Basic and diluted EPS — Income from continuing operations and applicable common shareholders	$73,850	$62,387	$72,126

Number of Shares:
Basic – average shares outstanding	63,807	55,186	55,959
Effect of dilutive securities:
Stock options	954	593	138
Performance Units	—	—	30
Restricted stock	76	55	49

Diluted – average shares outstanding	64,837	55,834	56,176

Per share data:
Basic earnings per share data:
Income from continuing operations	$1.15	$1.13	$1.28
Income from discontinued operations	0.02	0.05	0.03

Net income applicable to common shareholders	$1.17	$1.18	$1.31

Diluted earnings per share data:
Income from continuing operations	$1.14	$1.12	$1.28
Income from discontinued operations	0.02	0.05	0.03

Net income applicable to common shareholders	$1.16	$1.17	$1.31

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Options to purchase 4,536,853; 4,846,825 and 5,676,477 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively (Note 17), a portion of which has been reflected above using the treasury stock method. Options aggregating 520,500; 1,168,000 and 5,127,299 were antidilutive at December 31, 2002, 2001 and 2000, respectively.

      Restricted shares totaling 190,455; 137,719 and 101,612, respectively, were not vested at December 31, 2002, 2001 and 2000 and consequently, were not included in the computation of basic EPS for all years presented (Note 17).

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

      The redemption of the Preferred Units, including those exercisable through the exercise of the warrant into common shares, was not included in the computation of diluted EPS for all years presented because the effect was antidilutive or they were considered contingently issuable through the redemption date (Note 13).

19. Federal Income Taxes

      The Company elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distributes at least 90% (95% prior to 2001) of its taxable income to its stockholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. As the Company distributed sufficient taxable income for the years ended December 31, 2002, 2001 and 2000, no U.S. Federal income or excise taxes were incurred.

      If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, the Company has two taxable REIT affiliates that generate taxable income from non-REIT activities and are subject to federal, state and local income taxes.

      The tax basis of assets and liabilities exceeds the amounts reported in the accompanying financial statements by approximately $162 million, $136 million and $141 million at December 31, 2002, 2001 and 2000, respectively.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Reconciliation between GAAP net income to taxable income is as follows:

	For the year ended December 31,

	2002	2001	2000

	(in thousands)
GAAP net income	$101,970	$92,372	$100,833
Add: Book depreciation and amortization (1)	34,142	36,154	25,988
Less: Tax depreciation and amortization (1)	(25,219)	(27,096)	(20,226)
Book/tax differences on gains/losses from capital transactions	(600)	(1,086)	(1,053)
Joint venture equity in earnings, net (1)	8,084	(4,872)	938
Dividend from minority equity investment	9,500	—	20,762
Deferred income	1,926	2,883	(7,506)
Compensation expense	(4,410)	(5,662)	72
Other book/tax differences, net	749	218	(1,793)

Taxable income before adjustments	126,142	92,911	118,015
Less: Capital gains	(9,782)	(14,417)	(32,110)

Taxable income subject to the 90% dividend requirement	$116,360	$78,494	$85,905

(1)	Depreciation expense from majority-owned subsidiaries and affiliates where the Company has financial and operating control, which are consolidated for financial reporting purposes, but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings, net.”

     Reconciliation between cash dividends paid and the dividends paid deduction is as follows:

	For the year ended December 31,

	2002	2001	2000

	(in thousands)
Cash dividends paid	$122,841	$108,212	$108,502
Less: Dividends designated to prior year	(174)	(15,475)	(5,536)
Plus: Dividends designated from the following year	3,475	174	15,475
Less: Portion designated capital gain distribution	(9,782)	(14,417)	(32,110)

Dividends paid deduction	$116,360	$78,494	$86,331

      Characterization of distributions is as follows:

	For the year ended
	December 31,

	2002	2001	2000

	(in thousands)
Ordinary income	$1.44	$1.04	$1.12
Capital gains	0.10	0.12	0.28
Unrecaptured Section 1250 gain	0.02	0.07	0.18

	$1.56	$1.23	$1.58

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      A portion of the fourth quarter dividends for each of the years ended December 31, 2002, 2001 and 2000 have been allocated and reported to shareholders in the subsequent year. Dividends per share reported to shareholders for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

		Gross Ordinary	Capital Gain	Total
2002 Dividends	Date Paid	Income	Distributions	Dividends

4th quarter 2001	01/07/02	$0.34	$0.03	$0.37
1st quarter	04/08/02	0.35	0.03	0.38
2nd quarter	07/08/02	0.35	0.03	0.38
3rd quarter	10/07/02	0.35	0.03	0.38
4th quarter	01/06/03	0.05	0.00	0.05

		$1.44	$0.12	$1.56

		Gross Ordinary	Capital Gain	Total
2001 Dividends	Date Paid	Income	Distributions	Dividends

4th quarter 2000	01/04/01	$0.11	$0.01	$0.12
1st quarter	04/07/01	0.31	0.06	0.37
2nd quarter	07/03/01	0.31	0.06	0.37
3rd quarter	10/02/01	0.31	0.06	0.37
4th quarter	01/07/02	—	—	—

		$1.04	$0.19	$1.23

		Gross Ordinary	Capital Gain	Total
2000 Dividends	Date Paid	Income	Distributions	Dividends

4th quarter 1999	01/06/00	$0.20	$0.07	$0.27
1st quarter	04/07/00	0.25	0.11	0.36
2nd quarter	07/03/00	0.25	0.11	0.36
3rd quarter	10/02/00	0.25	0.11	0.36
4th quarter	01/04/01	0.17	0.06	0.23

		$1.12	$0.46	$1.58

20. Segment Information

      As a result of the acquisition of AIP’s business centers in connection with the AIP merger on May 14, 2001 (Note 3), the Company has two reportable business segments, shopping centers and business centers, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Accordingly, the Company operated within one segment for periods prior to this merger. Each shopping center and business center is considered a separate operating segment. However, each segment on a stand alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments and meets the majority of the aggregation criteria under SFAS 131.

      The shopping center segment consists of 291 shopping centers including 151 owned through joint ventures in 43 states aggregating approximately 45.5 million square feet of Company-owned GLA. These shopping centers range in size from approximately 15,000 square feet to 750,000 square feet of Company-owned GLA. The business center segment consists of 37 business centers in 12 states aggregating approximately 4.4 million square

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

feet of Company-owned GLA. These business centers range in size from approximately 20,000 square feet to 330,000 square feet of Company-owned GLA.

      The table below presents information about the Company’s reportable segments for the year ended December 31, 2002 and 2001.

	2002

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$37,834	$319,409		$357,243
Operating expenses	(11,545)	(75,497)		(87,042)

	26,289	243,912		270,201
Unallocated expenses (A)			$(183,921)	(183,921)
Equity in net income of joint ventures		32,769		32,769
Minority interests			(21,570)	(21,570)
Gain on sale of real estate and real estate investments			3,429	3,429

Net income from continuing operations				$100,908

Total real estate assets	$276,425	$2,527,631		$2,804,056

	2001

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues (B)	$24,582	$291,738		$316,320
Operating expenses (B)	(7,129)	(63,370)		(70,499)

	17,453	228,368		245,821
Unallocated expenses (A)			$(171,527)	(171,527)
Equity in net income of joint ventures and minority equity investment	1,550	17,010		18,560
Minority interests			(21,502)	(21,502)
Gain on sale of real estate and real estate investments			18,297	18,297

Net income from continuing operations				$89,649

Total real estate assets	$274,599	$2,219,066		$2,493,665

(A)	Unallocated expenses consist of general and administrative, interest, impairment charge and depreciation and amortization as listed in the consolidated statements of operations.

(B)	Reflects operating activity for the AIP properties for the period May 15, 2001 through December 31, 2001.

21. Subsequent Events

      In January 2003, the Company acquired a 67% interest in a 296,000 square foot shopping center in Phoenix, Arizona for a purchase price of approximately $43.0 million and a 25% interest in a shopping center in Pasadena, California for a purchase price of $113.5 million. The Company’s equity interest in these properties, net of debt assumed, is approximately $17.4 million and $7.1 million, respectively. The Company also acquired a 540,000 square foot property in Gulfport, Mississippi for approximately $45.5 million.

      In January 2003, the Company agreed to enter into a $150 million secured financing for five years with interest at a coupon rate of 4.41%. In addition, the Company entered into interest rate swaps aggregating

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

$100 million, effectively converting floating rate debt into fixed rate debt with an effective weighted average coupon rate of 2.875% and a life of 1.75 years.

      In October 2002, the Company and JDN announced entering into a definitive merger agreement pursuant to which JDN shareholders will receive 0.518 shares of DDR in exchange for each share of JDN stock. The transaction valued JDN at approximately $1.1 billion, which included approximately $584 million of assumed debt at the carrying amount and $50 million of preferred stock. It is anticipated that this transaction will be approved by the JDN shareholders and will close in March 2003. There is no assurance that the transaction will close in March as expected.

22. Quarterly Results of Operations (Unaudited)

      The following table sets forth the quarterly results of operations, reclassified for discontinued operations, for the years ended December 31, 2002 and 2001 (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total

2002:
Revenues as reported in Form 10-Q’s	$86,214	$85,797	$92,509
Revenues of sold properties transferred to discontinued operations	(794)	(546)	(422)

Revenues	85,420	85,251	92,087	$94,485	$357,243
Net income	23,931	23,244	25,178	29,617	101,970
Net income applicable to common shareholders	16,936	16,162	18,687	23,127	74,912
Basic:
Net income per common share	$0.28	$0.25	$0.29	$0.36	$1.17
Weighted average number of shares	60,992	64,442	64,712	65,029	63,807
Diluted:
Net income per common share	$0.27	$0.25	$0.28	$0.35	$1.16
Weighted average number of shares	61,963	65,589	65,761	65,967	64,837

	First	Second	Third	Fourth	Total

2001:
Revenues as reported in Form 10-Q’s	$74,770	$77,940	$82,267
Revenues of sold properties transferred to discontinued operations	(2,151)	(485)	(418)

Revenues	72,619	77,455	81,849	$84,397	$316,320
Net income	22,518	29,306	20,352	20,196	92,372
Net income applicable to common shareholders	15,702	22,490	13,537	13,381	65,110
Basic:
Net income per common share	$0.29	$0.41	$0.25	$0.24	$1.18
Weighted average number of shares	54,811	54,938	55,131	56,004	55,186
Diluted:
Net income per common share	$0.29	$0.40	$0.24	$0.24	$1.17
Weighted average number of shares	55,004	56,589	56,009	56,875	55,834

SCHEDULE II

DEVELOPERS DIVERSIFIED REALTY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended December 31, 2002, 2001 and 2000
(In thousands)

	Balance at	(A)		Balance at
	beginning of	Charged		end of
	year	to expense	Deductions	year

Year ended December 31, 2002
Allowance for uncollectible accounts	$5,646	$5,854	$4,676	$6,824

Year ended December 31, 2001
Allowance for uncollectible accounts	$4,967	$2,776	$2,097	$5,646

Year ended December 31, 2000
Allowance for uncollectible accounts	$4,651	$2,336	$2,020	$4,967

(A)	Includes approximately $0.6 million, $0.1 million and $0.7 million charged to expense in connection with straight-line rental revenue reserves for the years ended December 31, 2002, 2001 and 2000, respectively.

Schedule III

Developers Diversified Realty Corporation

Real Estate and Accumulated Depreciation
December 31, 2002
(In thousands)

	Initial Cost			Total Cost (A)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

Brandon, FL	$0	$4,111	$0	$0	$5,900	$5,900
Stow, OH	1,036	9,028	0	993	22,794	23,787
Fern Park, FL (Orlando)	446	303	97	446	431	877
Eastlake, OH	40	141	0	40	141	181
Plainville, CT	19,627	39,912	0	19,627	39,912	59,539
Westlake, OH	424	3,803	203	424	9,881	10,305
Waterbury, CT	0	3,048	0	0	3,253	3,253
E. Norrition, PA	80	4,698	233	80	8,416	8,496
Palm Harbor, FL	1,137	4,089	0	1,137	4,168	5,305
Tarpon Springs, FL	248	7,382	81	244	12,112	12,356
Bayonet Pt., FL	2,113	8,181	128	2,220	8,621	10,841
Starkville, MS	1,271	8,209	0	1,112	9,680	10,792
Tupelo, MS	2,282	14,979	0	2,213	17,627	19,840
Jacksonville, FL	3,005	9,425	0	3,028	9,602	12,630
Brunswick, MA	3,836	15,459	0	3,842	18,391	22,233
Oceanside, CA	0	10,643	0	0	11,191	11,191
Reno, NV	0	366	0	0	606	606
Everett, MA	9,311	44,647	0	9,311	44,647	53,958
Salisbury, MD	1,531	9,174	0	1,531	9,174	10,705
Coon Rapids, MN	964	10,363	0	964	10,363	11,327
Kildeer, IL	3,595	17,667	0	1,267	0	1,267
Atlanta, GA	475	9,374	0	475	9,872	10,347
Erie, PA	10,880	19,201	0	6,537	42,371	48,908
Erie, PA	0	2,564	13	0	3,820	3,820
San Francisco, CA	5,791	13,513	0	5,791	13,513	19,304
San Francisco, CA (Hilltop)	9,541	22,294	0	9,541	22,294	31,835
Chillicothe, OH	43	2,549	2	1,212	11,874	13,086
Tampa, FL (Waters)	4,105	6,640	324	3,905	7,447	11,352
Macedonia, OH	4,392	10,885	0	4,392	11,005	15,397
Winchester, VA	618	13,903	0	618	19,560	20,178
Huber Heights, OH	757	14,469	1	757	14,599	15,356
Lebanon, OH	651	911	31	812	1,581	2,393
Wilmington, OH	157	1,616	51	157	1,752	1,909
Hillsboro, OH	80	1,985	0	80	2,003	2,083
Canton, OH Phase II	5,672	18,390	0	6,394	19,743	26,137

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction (C)
	Depreciation	Depreciation	Encumbrances	(Years) (1)	Acquisition (A)

Brandon, FL	$4,277	$1,623	$0	S/L 30	1972(C)
Stow, OH	5,471	18,316	0	S/L 30	1969(C)
Fern Park, FL (Orlando)	317	560	0	S/L 30	1970(C)
Eastlake, OH	138	43	0	S/L 30	1971(C)
Plainville, CT	632	58,907	0	S/L 31.5	2002(A)
Westlake, OH	4,077	6,228	0	S/L 30	1974(C)
Waterbury, CT	3,047	206	0	S/L 30	1973(C)
E. Norrition, PA	4,713	3,783	0	S/L 30	1975(C)
Palm Harbor, FL	1,084	4,221	0	S/L 31.5	1995(A)
Tarpon Springs, FL	7,600	4,756	0	S/L 30	1974(C)
Bayonet Pt., FL	4,983	5,858	5,327	S/L 30	1985(C)
Starkville, MS	2,516	8,276	0	S/L 31.5	1994(A)
Tupelo, MS	4,105	15,735	0	S/L 31.5	1994(A)
Jacksonville, FL	2,387	10,243	0	S/L 31.5	1995(A)
Brunswick, MA	3,119	19,114	0	S/L 30	1973(C)
Oceanside, CA	678	10,513	0	S/L 31.5	2000(C)
Reno, NV	24	582	0	S/L 31.5	2000(C)
Everett, MA	2,291	51,667	0	S/L 31.5	2001(C)
Salisbury, MD	915	9,790	0	S/L 31.5	1999(A)
Coon Rapids, MN	55	11,272	0	S/L 31.5	2002(C)
Kildeer, IL	0	1,267	0	S/L 31.5	2001(C)
Atlanta, GA	2,888	7,459	0	S/L 31.5	1994(A)
Erie, PA	8,331	40,577	26,000	S/L 31.5	1995(C)
Erie, PA	2,750	1,070	3,000	S/L 30	1973(C)
San Francisco, CA	355	18,949	0	S/L 31.5	2002(A)
San Francisco, CA (Hilltop)	588	31,247	0	S/L 31.5	2002(A)
Chillicothe, OH	3,636	9,450	0	S/L 30	1974(C)
Tampa, FL (Waters)	2,909	8,443	0	S/L 31.5	1990(C)
Macedonia, OH	1,259	14,138	0	S/L 31.5	1998(C)
Winchester, VA	4,944	15,234	0	S/L 31.5	1993(A)
Huber Heights, OH	4,414	10,942	0	S/L 31.5	1993(A)
Lebanon, OH	301	2,092	0	S/L 31.5	1993(A)
Wilmington, OH	1,457	452	0	S/L 30	1977(C)
Hillsboro, OH	1,599	484	0	S/L 30	1979(C)
Canton, OH Phase II	2,794	23,343	0	S/L 31.5	1995(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2002
(In thousands)

	Initial Cost			Total Cost (A)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

Canton, OH Phase II	$8,128	$13,514	$0	$8,128	$13,514	$21,642
Xenia, OH	948	3,938	0	673	6,279	6,952
Boardman, OH	9,025	27,983	0	8,152	28,013	36,165
Solon, OH	6,220	7,454	0	6,220	20,788	27,008
Cincinnati, OH	2,399	11,238	172	2,399	12,521	14,920
Bedford, IN	706	8,425	6	1,067	10,077	11,144
Watertown, SD	63	6,443	442	63	9,125	9,188
Connersville, IN	540	6,458	0	540	6,551	7,091
Ashland, OH	210	2,273	0	143	2,395	2,538
Pensacola, FL	1,805	4,010	273	816	2,954	3,770
W. 65th Cleveland, OH	90	1,463	15	90	1,542	1,632
Los Alamos, NM	725	3,500	30	725	4,725	5,450
North Olmsted, OH	12,209	45,009	14	12,209	64,384	76,593
Tampa, FL (Dale)	4,269	5,368	205	4,269	6,116	10,385
Waynesville, NC	432	8,089	131	432	8,247	8,679
Pulaski, VA	528	6,396	2	528	6,418	6,946
ST. Louis, MO (Sunset)	10,496	31,531	0	10,743	35,071	45,814
ST. Louis, MO (Shoppes Sunset)	2,294	6,874	0	2,461	7,377	9,838
ST. Louis, MO (Brentwood)	10,628	32,053	0	10,018	31,966	41,984
Cedar Rapids, IA	4,219	12,697	0	4,219	13,309	17,528
ST. Louis, MO (Olympic)	2,775	8,370	0	2,775	9,481	12,256
ST. Louis, MO (Gravois)	1,336	4,050	0	1,525	4,738	6,263
ST. Louis, MO (Morris)	0	2,048	0	0	2,143	2,143
ST. Louis, MO (Keller)	1,632	4,936	0	1,632	4,946	6,578
ST. Louis, MO (Southtown)	6,048	0	0	6,051	0	6,051
ST. Louis, MO	1,405	4,255	0	1,405	4,946	6,351
Independence, MO	8,986	31,830	140	8,986	31,986	40,972
Aurora, OH	832	7,560	0	1,592	8,566	10,158
Worthington, MN	374	6,404	441	374	7,828	8,202
Harrisburg, IL	550	7,619	0	550	7,938	8,488
Idaho Falls, ID	1,302	5,703	0	1,418	5,717	7,135
Mt. Vernon, IL	1,789	9,399	111	1,789	15,063	16,852
Fenton, MO	414	4,244	476	430	6,732	7,162
Melbourne, FL	0	3,085	117	0	3,284	3,284
Simpsonville, SC	431	6,563	0	421	6,751	7,172
Camden, SC	627	7,519	7	1,016	9,531	10,547
Union, SC	685	7,629	1	685	7,728	8,413
N. Charleston, SC	911	11,346	1	1,081	16,414	17,495

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction (C)
	Depreciation	Depreciation	Encumbrances	(Years) (1)	Acquisition (A)

Canton, OH Phase II	$192	$21,450	$15,281	S/L 31.5	2002(A)
Xenia, OH	1,590	5,362	0	S/L 31.5	1994(A)
Boardman, OH	4,829	31,336	27,000	S/L 31.5	1997(A)
Solon, OH	2,384	24,624	0	S/L 31.5	1998(C)
Cincinnati, OH	3,857	11,063	0	S/L 31.5	1993(A)
Bedford, IN	2,767	8,377	0	S/L 31.5	1993(A)
Watertown, SD	5,967	3,221	0	S/L 30	1977(C)
Connersville, IN	1,905	5,186	0	S/L 31.5	1993(A)
Ashland, OH	2,000	538	0	S/L 30	1977(C)
Pensacola, FL	351	3,419	0	S/L 30	1988(C)
W. 65th Cleveland, OH	1,278	354	0	S/L 30	1977(C)
Los Alamos, NM	2,775	2,675	0	S/L 30	1978(C)
North Olmsted, OH	11,004	65,589	0	S/L 31.5	1997(A)
Tampa, FL (Dale)	2,313	8,072	0	S/L 31.5	1990(C)
Waynesville, NC	2,553	6,126	0	S/L 31.5	1993(A)
Pulaski, VA	1,978	4,968	0	S/L 31.5	1993(A)
ST. Louis, MO (Sunset)	4,965	40,849	35,000	S/L 31.5	1998(A)
ST. Louis, MO (Shoppes Sunset)	1,041	8,797	0	S/L 31.5	1998(A)
ST. Louis, MO (Brentwood)	4,764	37,220	26,000	S/L 31.5	1998(A)
Cedar Rapids, IA	2,107	15,421	10,615	S/L 31.5	1998(A)
ST. Louis, MO (Olympic)	1,451	10,805	4,114	S/L 31.5	1998(A)
ST. Louis, MO (Gravois)	661	5,602	2,394	S/L 31.5	1998(A)
ST. Louis, MO (Morris)	298	1,845	0	S/L 31.5	1998(A)
ST. Louis, MO (Keller)	709	5,869	2,085	S/L 31.5	1998(A)
ST. Louis, MO (Southtown)	0	6,051	0	S/L 31.5	1998(A)
ST. Louis, MO	917	5,434	3,058	S/L 31.5	1998(A)
Independence, MO	851	40,121	27,500	S/L 31.5	2002(A)
Aurora, OH	1,555	8,603	0	S/L 31.5	1995(C)
Worthington, MN	5,465	2,737	0	S/L 30	1977(C)
Harrisburg, IL	2,252	6,236	0	S/L 31.5	1994(A)
Idaho Falls, ID	872	6,263	0	S/L 31.5	1998(A)
Mt. Vernon, IL	3,768	13,084	0	S/L 31.5	1993(A)
Fenton, MO	3,638	3,524	0	S/L 30	1983(A)
Melbourne, FL	2,549	735	0	S/L 30	1978(C)
Simpsonville, SC	1,920	5,252	0	S/L 31.5	1994(A)
Camden, SC	2,576	7,971	0	S/L 31.5	1993(A)
Union, SC	2,323	6,090	0	S/L 31.5	1993(A)
N. Charleston, SC	4,657	12,838	0	S/L 31.5	1993(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2002
(In thousands)

	Initial Cost			Total Cost (A)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

S. Anderson, SC	$1,366	$6,117	$13	$1,366	$6,150	$7,516
Anderson, SC	204	940	0	204	940	1,144
Orangeburg, SC	318	1,693	0	318	3,408	3,726
Mt. Pleasant, SC	2,584	10,470	0	2,589	16,134	18,723
Sault Ste Marie, MI	1,826	13,710	0	1,826	15,056	16,882
Cheboygan, MI	127	3,612	0	127	3,785	3,912
Grand Rapids, MI	1,926	8,039	0	1,926	8,223	10,149
Detroit, MI	6,738	26,988	27	6,738	29,100	35,838
Houghton, MI	440	7,301	1,821	440	11,340	11,780
Bad Axe, MI	184	3,647	0	184	4,056	4,240
Gaylord, MI	270	8,728	2	270	9,107	9,377
Howell, MI	332	11,938	1	332	12,512	12,844
Mt. Pleasant, MI	767	7,769	20	767	11,528	12,295
Elyria, OH	352	5,693	0	352	5,693	6,045
Midvale, UT	25,662	56,759	0	25,662	59,942	85,604
Meridian, ID (2,3,4)	24,591	31,779	0	24,591	31,779	56,370
Taylorsville, UT	24,327	53,686	0	25,394	59,911	85,305
Orem, UT	5,428	12,259	0	5,428	13,069	18,497
Logan, UT	774	1,651	0	774	1,655	2,429
Salt Lake City, UT	986	2,132	0	986	2,137	3,123
Riverdale, UT	15,845	36,479	0	15,845	42,663	58,508
Bemidji, MN	442	8,229	500	442	9,510	9,952
The Hermes Building	2,801	5,997	0	2,801	6,247	9,048
Ogden, UT	3,620	7,716	0	3,620	8,062	11,682
Las Vegas, NV	936	3,747	0	936	3,747	4,683
Las Vegas, NV	1,626	4,562	0	1,626	3,845	5,471
Trinidad, CO	411	2,579	198	411	2,745	3,156
Hazard, KY	403	3,271	297	403	3,804	4,207
Birmingham, AL	3,726	13,974	0	3,726	16,639	20,365
Birmingham, AL	10,573	26,002	0	11,434	34,026	45,460
Brentwood, TN	4,981	17,703	0	4,981	17,860	22,841
Ormond Beach, FL	1,048	15,812	4	1,048	16,221	17,269
Alamosa, CO	161	1,034	211	161	1,222	1,383
Willington, NC	4,785	16,852	1,183	4,287	30,672	34,959
Berlin, VT	859	10,948	24	866	13,861	14,727
Brainerd, MN	703	9,104	272	1,182	13,555	14,737
Spring Hill, FL	1,084	4,816	266	2,096	8,213	10,309
Tiffin, OH	432	5,908	435	432	5,332	5,764

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction (C)
	Depreciation	Depreciation	Encumbrances	(Years) (1)	Acquisition (A)

S. Anderson, SC	$1,748	$5,768	$0	S/L 31.5	1994(A)
Anderson, SC	231	913	0	S/L 31.5	1995(A)
Orangeburg, SC	645	3,081	0	S/L 31.5	1995(A)
Mt. Pleasant, SC	2,893	15,830	5,902	S/L 31.5	1995(A)
Sault Ste Marie, MI	3,845	13,037	4,236	S/L 31.5	1994(A)
Cheboygan, MI	1,065	2,847	0	S/L 31.5	1993(A)
Grand Rapids, MI	1,870	8,279	0	S/L 31.5	1995(A)
Detroit, MI	4,290	31,548	8,836	S/L 31.5	1998(A)
Houghton, MI	7,655	4,125	0	S/L 30	1980(C)
Bad Axe, MI	1,190	3,050	0	S/L 31.5	1993(A)
Gaylord, MI	2,714	6,663	0	S/L 31.5	1993(A)
Howell, MI	3,777	9,067	0	S/L 31.5	1993(A)
Mt. Pleasant, MI	3,171	9,124	0	S/L 31.5	1993(A)
Elyria, OH	3,148	2,897	0	S/L 30	1977(C)
Midvale, UT	8,843	76,761	0	S/L 31.5	1998(A)
Meridian, ID (2,3,4)	1,748	54,622	0	S/L 31.5	2001(C)
Taylorsville, UT	7,768	77,537	0	S/L 31.5	1998(A)
Orem, UT	1,803	16,694	0	S/L 31.5	1998(A)
Logan, UT	237	2,192	811	S/L 31.5	1998(A)
Salt Lake City, UT	309	2,814	0	S/L 31.5	1998(A)
Riverdale, UT	5,740	52,768	9,435	S/L 31.5	1998(A)
Bemidji, MN	6,127	3,825	0	S/L 30	1977(C)
The Hermes Building	933	8,115	641	S/L 31.5	1998(A)
Ogden, UT	1,125	10,557	0	S/L 31.5	1998(A)
Las Vegas, NV	35	4,648	0	S/L 31.5	2002(C)
Las Vegas, NV	531	4,940	0	S/L 31.5	1998(A)
Trinidad, CO	1,506	1,650	0	S/L 30	1986(C)
Hazard, KY	2,742	1,465	0	S/L 30	1978(C)
Birmingham, AL	3,759	16,606	0	S/L 31.5	1994(A)
Birmingham, AL	7,980	37,480	0	S/L 31.5	1995(A)
Brentwood, TN	1,513	21,328	15,889	S/L 31.5	2000(A)
Ormond Beach, FL	4,444	12,825	0	S/L 31.5	1994(A)
Alamosa, CO	758	625	0	S/L 30	1986(C)
Willington, NC	8,380	26,579	0	S/L 31.5	1989(C)
Berlin, VT	6,164	8,563	4,940	S/L 30	1986(C)
Brainerd, MN	4,219	10,518	350	S/L 31.5	1991(A)
Spring Hill, FL	2,948	7,361	4,882	S/L 30	1988(C)
Tiffin, OH	3,446	2,318	0	S/L 30	1980(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2002
(In thousands)

	Initial Cost			Total Cost (A)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

Toledo, OH	$6,067	$22,058	$0	$6,067	$22,058	$28,125
Denver, CO	7,833	35,550	0	7,833	51,266	59,099
Dickinson, ND	57	6,864	355	51	7,694	7,745
West Pasco, FL	1,422	6,552	9	1,358	6,480	7,838
Marianna, FL	1,496	3,500	130	1,496	3,657	5,153
Hutchinson, MN	402	5,510	657	427	6,574	7,001
New Bern, NC	780	8,204	72	441	5,140	5,581
Highland, IN	4,003	20,101	0	4,003	24,662	28,665
Princeton, NJ (Park)	7,121	29,783	0	7,121	34,276	41,397
Princeton, NJ (Pavilion)	6,327	44,466	0	6,327	44,466	50,793
ST. Paul, MN	4,468	18,084	0	4,470	19,407	23,877
Birmingham, AL	2,255	9,023	0	2,255	9,023	11,278
Columbia, SC	3,897	15,669	0	3,897	15,669	19,566
Ft Worth, TX	1,835	7,347	0	1,835	7,347	9,182
Wichita, KS	3,189	12,762	0	3,189	12,762	15,951
Lewisville, TX	5,333	21,318	0	5,333	21,318	26,651
Russellville, AR	624	13,391	0	624	13,494	14,118
N. Little Rock, AR	907	17,160	0	907	14,552	15,459
Fayetteville, AK	2,366	9,503	0	6,677	20,819	27,496
Ottumwa, IA	338	8,564	103	276	12,544	12,820
Washington, NC	991	3,118	34	878	4,581	5,459
Oviedo, FL	6,010	6,439	0	4,394	17,475	21,869
Durham, NC	2,210	11,671	278	2,210	13,270	15,480
San Antonio, TX	3,561	38,029	0	3,561	38,029	41,590
Crystal River, FL	1,217	5,796	365	1,219	7,403	8,622
Bellefontaine, OH	998	3,221	0	998	5,544	6,542
Dublin, OH	3,609	11,546	0	3,609	11,708	15,317
Grove City, OH	2,848	9,132	0	2,848	9,135	11,983
Hamilton, OH	495	1,618	0	495	1,618	2,113
Pataskala, OH	514	1,679	0	514	1,679	2,193
Pickerington, OH	1,896	6,086	0	1,896	6,094	7,990
Barboursville, OH	431	1,417	2	431	1,419	1,850
Columbus, OH	11,087	44,494	0	11,866	47,823	59,689
Dallas, TX (Beltline Business Center)	632	3,432	0	631	3,466	4,097
Houston, TX (Commerce Park)	668	3,683	0	668	3,683	4,351
Irving, TX (Gateway-5)	687	4,029	0	686	4,227	4,913
Arlington, TX (Meridian Street)	322	1,311	0	322	1,310	1,632

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction (C)
	Depreciation	Depreciation	Encumbrances	(Years) (1)	Acquisition (A)

Toledo, OH	$1,860	$26,265	$23,000	S/L 31.5	1997(C)
Denver, CO	7,645	51,454	39,000	S/L 31.5	1997(C)
Dickinson, ND	6,256	1,489	0	S/L 30	1978(C)
West Pasco, FL	3,497	4,341	4,784	S/L 30	1986(C)
Marianna, FL	1,439	3,714	0	S/L 31.5	1990(C)
Hutchinson, MN	4,649	2,352	0	S/L 30	1981(C)
New Bern, NC	1,734	3,847	0	S/L 31.5	1989(C)
Highland, IN	4,582	24,083	0	S/L 31.5	1997(A)
Princeton, NJ (Park)	4,647	36,750	26,684	S/L 31.5	1998(A)
Princeton, NJ (Pavilion)	3,021	47,772	25,000	S/L 31.5	2000(C)
ST. Paul, MN	3,488	20,389	0	S/L 31.5	1997(A)
Birmingham, AL	145	11,133	8,200	S/L 31.5	2002(A)
Columbia, SC	210	19,356	16,850	S/L 31.5	2002(A)
Ft Worth, TX	118	9,064	4,725	S/L 31.5	2002(A)
Wichita, KS	202	15,749	11,675	S/L 31.5	2002(A)
Lewisville, TX	337	26,314	21,550	S/L 31.5	2002(A)
Russellville, AR	3,780	10,338	0	S/L 31.5	1994(A)
N. Little Rock, AR	3,659	11,800	0	S/L 31.5	1994(A)
Fayetteville, AK	2,973	24,523	0	S/L 31.5	1997(A)
Ottumwa, IA	3,851	8,969	0	S/L 31.5	1990(C)
Washington, NC	1,551	3,908	0	S/L 31.5	1990(C)
Oviedo, FL	1,343	20,526	0	S/L 31.5	1997(C)
Durham, NC	5,028	10,452	0	S/L 31.5	1990(C)
San Antonio, TX	542	41,048	27,700	S/L 31.5	2002(A)
Crystal River, FL	3,649	4,973	0	S/L 30	1986(C)
Bellefontaine, OH	672	5,870	2,718	S/L 31.5	1998(A)
Dublin, OH	1,795	13,522	9,933	S/L 31.5	1998(A)
Grove City, OH	1,386	10,597	0	S/L 31.5	1998(A)
Hamilton, OH	243	1,870	0	S/L 31.5	1998(A)
Pataskala, OH	251	1,942	0	S/L 31.5	1998(A)
Pickerington, OH	918	7,072	4,686	S/L 31.5	1998(A)
Barboursville, OH	215	1,635	0	S/L 31.5	1998(A)
Columbus, OH	6,734	52,955	0	S/L 31.5	1998(A)
Dallas, TX (Beltline Business Center)	184	3,913	1,482	S/L 31.5	2001(A)
Houston, TX (Commerce Park)	192	4,159	1,847	S/L 31.5	2001(A)
Irving, TX (Gateway-5)	235	4,678	2,508	S/L 31.5	2001(A)
Arlington, TX (Meridian Street)	66	1,566	1,023	S/L 31.5	2001(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2002
(In thousands)

	Initial Cost			Total Cost (A)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

Dallas, TX (Northgate)	$1,160	$5,907	$0	$1,158	$5,995	$7,153
Houston, TX (Plaza Southwest)	919	4,800	0	918	4,843	5,761
Houston, TX (Westchase Park)	432	2,156	0	431	2,235	2,666
Menomenee Falls, WI (Northwest)	872	4,328	0	871	4,332	5,203
Denver, CO (Tamarac Square Mall)	2,990	12,252	0	2,987	13,205	16,192
Dallas, TX (Carpenter Center)	529	1,239	0	529	1,247	1,776
Grand Prairie, TX (Carrier Place)	585	3,126	0	585	3,149	3,734
Grapevine, TX (DFW North)	395	3,089	0	395	3,199	3,594
Dallas, TX (Northgate)	1,179	9,833	0	1,178	9,876	11,054
Plano, TX (Parkway Tech Center)	482	3,366	0	482	3,371	3,853
Dallas, TX (Shady Trail Business)	529	1,890	0	529	1,890	2,419
Dallas, TX (Valley View Commerce)	1,795	5,028	0	1,793	5,492	7,285
Carrollton, TX (Valwood)	356	1,996	0	355	1,997	2,352
Houston, TX (Commerce Center)	4,624	8,423	0	4,619	8,659	13,278
Chelmsford, MA (Apollo Drive)	8,124	26,760	0	8,116	26,737	34,853
ST. Louis, MO (1881 Pine Street)	827	7,485	0	827	7,768	8,595
Phoenix, AZ470 (Gateway West)	2,107	10,104	0	2,105	10,094	12,199
San Diego, CA (10505 Sorrento)	874	3,875	0	873	3,918	4,791
Daytona Beach, FL (Volusia Point)	3,838	4,485	0	3,834	4,481	8,315
Norfolk, VA (Norfolk Commerce)	2,293	19,493	0	2,291	19,831	22,122
Streetsboro, OH (Alumax Bldg)	205	2,266	0	205	2,264	2,469
Aurora, OH (Hardline Services)	820	5,561	0	819	5,556	6,375
Twinsburg, OH (Heritage Business)	254	1,623	0	254	1,625	1,879
Mentor, OH (Steris Bldg)	190	1,449	0	189	1,448	1,637
Twinsburg, OH (Heritage VSA)	169	3,297	0	169	4,094	4,263
Houston, TX (Technipar Ten)	873	3,141	0	872	3,139	4,011
Phoenix, AZ (Washington Business)	2,022	7,456	0	2,020	7,499	9,519

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction (C)
	Depreciation	Depreciation	Encumbrances	(Years) (1)	Acquisition (A)

Dallas, TX (Northgate)	$324	$6,829	$4,553	S/L 31.5	2001(A)
Houston, TX (Plaza Southwest)	258	5,503	2,969	S/L 31.5	2001(A)
Houston, TX (Westchase Park)	109	2,557	1,168	S/L 31.5	2001(A)
Menomenee Falls, WI (Northwest)	220	4,983	0	S/L 31.5	2001(A)
Denver, CO (Tamarac Square Mall)	709	15,483	0	S/L 31.5	2001(A)
Dallas, TX (Carpenter Center)	64	1,712	28,863	S/L 31.5	2001(A)
Grand Prairie, TX (Carrier Place)	126	3,608	0	S/L 31.5	2001(A)
Grapevine, TX (DFW North)	218	3,376	0	S/L 31.5	2001(A)
Dallas, TX (Northgate)	507	10,547	0	S/L 31.5	2001(A)
Plano, TX (Parkway Tech Center)	171	3,682	0	S/L 31.5	2001(A)
Dallas, TX (Shady Trail Business)	98	2,321	0	S/L 31.5	2001(A)
Dallas, TX (Valley View Commerce)	322	6,963	0	S/L 31.5	2001(A)
Carrollton, TX (Valwood)	100	2,252	0	S/L 31.5	2001(A)
Houston, TX (Commerce Center)	496	12,782	0	S/L 31.5	2001(A)
Chelmsford, MA (Apollo Drive)	1,348	33,505	0	S/L 31.5	2001(A)
ST. Louis, MO (1881 Pine Street)	470	8,125	0	S/L 31.5	2001(A)
Phoenix, AZ470 (Gateway West)	539	11,660	0	S/L 31.5	2001(A)
San Diego, CA (10505 Sorrento)	209	4,582	0	S/L 31.5	2001(A)
Daytona Beach, FL (Volusia Point)	226	8,089	0	S/L 31.5	2001(A)
Norfolk, VA (Norfolk Commerce)	1,136	20,986	0	S/L 31.5	2001(A)
Streetsboro, OH (Alumax Bldg)	114	2,355	0	S/L 31.5	2001(A)
Aurora, OH (Hardline Services)	279	6,096	0	S/L 31.5	2001(A)
Twinsburg, OH (Heritage Business)	82	1,797	0	S/L 31.5	2001(A)
Mentor, OH (Steris Bldg)	73	1,564	0	S/L 31.5	2001(A)
Twinsburg, OH (Heritage VSA)	260	4,003	0	S/L 31.5	2001(A)
Houston, TX (Technipar Ten)	172	3,839	0	S/L 31.5	2001(A)
Phoenix, AZ (Washington Business)	401	9,118	0	S/L 31.5	2001(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2002
(In thousands)

	Initial Cost			Total Cost (A)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

Chesapeake, VA (Greenbrier Circle)	$1,878	$14,039	$0	$1,876	$14,071	$15,947
Chesapeake, VA (Greenbrier Tech)	965	5,898	0	964	5,990	6,954
Silver Springs, MD (Tech Center 29-I)	7,484	20,980	0	7,476	21,257	28,733
Orlando, FL (Winter Park)	2,017	8,207	0	2,014	8,090	10,104
Portfolio Balance (DDR)	3,424	129,457	0	3,427	129,456	132,883

	$507,884	$2,025,961	$11,027	$508,320	$2,295,736	$2,804,056

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction (C)
	Depreciation	Depreciation	Encumbrances	(Years) (1)	Acquisition (A)

Chesapeake, VA (Greenbrier Circle)	$728	$15,219	$0	S/L 31.5	2001(A)
Chesapeake, VA (Greenbrier Tech)	375	6,579	0	S/L 31.5	2001(A)
Silver Springs, MD (Tech Center 29-I)	1,098	27,635	14,970	S/L 31.5	2001(A)
Orlando, FL (Winter Park)	463	9,641	0	S/L 31.5	2001(A)
Portfolio Balance (DDR)	4,962	127,921	0

	$408,792	$2,395,264	$529,184

(1)	S/ L refers to straight-line depreciation.

(A) The Aggregate Cost for Federal Income Tax purposes was approximately $2.7 billion at December 31, 2002.

    The changes in Total Real Estate Assets for the three years ended December 31, 2002 are as follows:

	2002	2001	2000

Balance, beginning of year	$2,493,665	$2,161,812	$2,068,274
Acquisitions and transfers from joint ventures	298,592	289,342	81,087
Developments, improvements and expansions	95,145	133,503	67,707
Changes in land under development and construction in progress	(11,121)	(38,232)	33,862
Sales, retirements and transfers to joint ventures	(72,225)	(52,760)	(89,118)

Balance, end of year	$2,804,056	$2,493,665	$2,161,812

    The changes in Accumulated Depreciation and Amortization for the three years ended December 31, 2002 are as follows:

	2002	2001	2000

Balance, beginning of year	$351,709	$297,247	$249,912
Depreciation for year	76,658	64,493	54,201
Sales and retirements	(19,575)	(10,031)	(6,866)

Balance, end of year	$408,792	$351,709	$297,247