Form 10-Q
period 2003-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2003-05-15
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

Indicated by check ✓ whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ✓ No __

Indicated by check mark whether the registrant is an accelerated files (as defined in Rule 12 b-2 of the Exchange Act) Yes ✓ No __

As of May 12, 2003, the registrant had 85,207,243 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.

Condensed Consolidated Statements of Operations for the Three Month Periods ended March 31, 2003 and 2002.

Condensed Consolidated Statements of Cash Flows for the Three Month Periods ended March 31, 2003 and 2002.

Notes to Condensed Consolidated Financial Statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31, 2003	December 31, 2002

Assets
Real estate rental property:
Land	$800,712	$488,292
Buildings	2,641,665	2,109,675
Fixtures and tenant improvements	75,520	72,674
Construction in progress	382,287	133,415

	3,900,184	2,804,056
Less accumulated depreciation	(428,702)	(408,792)

Real estate, net	3,471,482	2,395,264
Cash and cash equivalents	26,356	16,371
Investments in and advances to joint ventures	301,998	258,610
Notes receivable	11,855	11,662
Other assets	108,133	94,945

	$3,919,824	$2,776,852

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Fixed rate notes	$540,215	$404,900
Variable rate term debt	300,000	22,120
Revolving credit facility	473,000	433,500

	1,313,215	860,520

Secured indebtedness:
Revolving credit facility	15,000	12,500
Mortgage and other secured indebtedness	839,194	625,778

	854,194	638,278

Total indebtedness	2,167,409	1,498,798
Accounts payable and accrued expenses	80,919	68,438
Dividends payable	34,859	25,378
Other liabilities	47,225	23,632

	2,330,412	1,616,246
Minority equity interest	21,452	22,049
Preferred operating partnership interests	—	175,010
Operating partnership minority interests	19,520	17,986

	2,371,384	1,831,291

Commitments and contingencies Shareholders’ equity:
Class C – 8.375% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at March 31, 2003 and December 31, 2002	100,000	100,000
Class D – 8.68% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 216,000 shares issued and outstanding at March 31, 2003 and December 31, 2002	54,000	54,000
Class F – 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at March 31, 2003 and December 31, 2002	150,000	150,000
Class G – 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at March 31, 2003	180,000	—
Voting preferred shares – 9.375% cumulative redeemable preferred shares, without par value, $25 liquidation value; 2,000,000 shares authorized, issued and outstanding at March 31, 2003	50,000	—
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 91,626,914 and 73,247,627 shares issued at March 31, 2003 and December 31, 2002, respectively	9,163	7,325
Paid-in-capital	1,262,202	881,777
Accumulated distributions in excess of net income	(162,744)	(154,621)
Accumulated other comprehensive loss	(969)	(588)
Less: Unearned compensation – restricted stock	(3,991)	(3,111)
Common stock in treasury at cost: 6,639,004 shares at March 31, 2003 and December 31, 2002	(89,221)	(89,221)

	1,548,440	945,561

	$3,919,824	$2,776,852

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2003	2002

Revenues from operations:
Minimum rents	$74,371	$60,701
Percentage and overage rents	1,185	907
Recoveries from tenants	19,773	15,554
Ancillary income	358	354
Other property related income	74	225
Management fee income	2,604	2,762
Development fee income	329	505
Interest income	1,634	677
Other	3,063	3,736

	103,391	85,421

Rental operation expenses:
Operating and maintenance	13,190	9,275
Real estate taxes	12,206	10,008
General and administrative	7,724	6,488
Interest	19,083	18,939
Depreciation and amortization	20,038	21,004

	72,241	65,714

Income before equity in net income of joint ventures, minority interests, discontinued operations and gain on disposition of real estate and real estate investments	31,150	19,707
Equity in net income of joint ventures	10,099	6,726

Income before minority interests, discontinued operations and gain on disposition of real estate and real estate investments	41,249	26,433
Minority interests:
Minority equity interests	(451)	(450)
Preferred operating partnership minority interests	(2,236)	(4,770)
Operating partnership minority interests	(377)	(384)

	(3,064)	(5,604)

Income from continuing operations	38,185	20,829
Income from discontinued operations	—	348

Income before gain on disposition of real estate and real estate investments	38,135	26,685
Gain on disposition of real estate and real estate investments	200	2,754

Net income	$38,385	$23,931

Net income applicable to common shareholders	$26,510	$16,936

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.38	$0.27
Income from discontinued operations	—	0.01

Net income applicable to common shareholders	$0.38	$0.28

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.37	$0.27
Income from discontinued operations	—	—

Net income applicable to common shareholders	$0.37	$0.27

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands)
(Unaudited)

	2003	2002

Net cash flow provided by operating activities	$51,959	$40,344

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(61,126)	(67,448)
Investments in and advances to joint ventures, net	(32,304)	1,728
Repayment (issuance) of notes receivable	7,567	(22,495)
Advances to affiliates	(11,565)	(4,351)
Proceeds from disposition of real estate and real estate investments	3,986	25,679

Net cash flow used for investing activities	(93,442)	(66,887)

Cash flow from financing activities:
Repayment of revolving credit facilities, net	(187,000)	(166,750)
Borrowings from term loan	300,000	—
Proceeds from construction loans and mortgages	150,000	32,194
Repayment of senior notes	(100,000)	—
Proceeds from issuance and exchange of medium term notes, net of underwriting commissions and $226 of offering expenses	—	17,094
Principal payments on rental property debt and term loan	(70,610)	(2,734)
Payment of deferred finance costs	(4,144)	(114)
Proceeds from the issuance of common shares, net of underwriting commissions and $119 of offering expenses	—	33,087
Proceeds from issuance of preferred shares, net of underwriting commissions and $724 and $540 of offering expenses paid in 2003 and 2002	173,605	144,735
Redemption of preferred operating partnership units	(180,000)	—
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	6,024	8,917
Purchase of treasury stock	—	(11)
Distributions to preferred and operating partnership minority interests	(4,371)	(5,172)
Dividends paid	(32,036)	(28,717)

Net cash flow provided by financing activities	51,468	32,529

Increase in cash and cash equivalents	9,985	5,986
Cash and cash equivalents, beginning of period	16,371	19,069

Cash and cash equivalents, end of period	$26,356	$25,055

Supplemental disclosure of non-cash investing and financing activities:

For the three months ended March 31, 2003, in conjunction with the acquisition of a shopping center, the Company assumed liabilities of approximately $8.4 million. In connection with the merger of JDN Realty Corporation, the Company issued approximately 18.0 million common shares at an aggregate value of $381.8 million, $50.0 million of preferred stock, assumed mortgage and unsecured debt at a fair value of approximately $606.2 million and other liabilities of approximately $40.0 million. At March 31, 2003, dividends payable were $34.8 million. Other liabilities include approximately $0.7 million, which represents the fair value of the Company’s interest rate swaps. Included in other assets and debt is approximately $7.3 million, which represents the fair value of the Company’s reverse interest rate swaps. The foregoing transactions did not provide for or require the use of cash.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands)
(Unaudited)

For the three months ended March 31, 2002, in conjunction with the acquisition of two shopping center properties, the Company issued approximately 2.5 million common shares in a registered offering at an aggregate value of $49.2 million and assumed mortgage debt and other liabilities of approximately $1.8 million. In conjunction with the formation of a joint venture, the Company transferred property to the joint venture with a net book value of $24.3 million for partial consideration of a 10% equity interest. At March 31, 2002 dividends payable were $24.5 million. Other liabilities include $5.7 million representing the aggregate fair value of the Company’s interest rate swaps. The foregoing transactions did not provide for or require the use of cash.

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

     The Company and JDN Realty Corporation’s (“JDN”) shareholders approved a definitive merger agreement pursuant to which JDN shareholders received 0.518 common shares of DDR in exchange for each share of JDN common stock on March 13, 2003. The transaction valued JDN at approximately $1.1 billion, which included approximately $606.2 million of assumed debt at the fair market value and $50 million of voting preferred shares. Through this merger, DDR acquired 102 retail assets aggregating 23 million square feet including 16 development properties comprising approximately 6 million square feet of total GLA. Additionally, DDR acquired a development pipeline of nine properties representing 1.9 million square feet of total GLA with a total estimated cost of approximately $120 million.

Reclassifications

     Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

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

     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three months ended March 31,

2003 and 2002 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

New Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46” or “Interpretation”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 Also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The Consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 to existing variable interest entities.

     The Company is in the process of evaluating all of its joint venture relationships in order to determine whether the entities are variable interest entities and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company believes that it is reasonably possible that the two taxable REIT subsidiaries are variable interest entities where the Company is a primary beneficiary, which may require consolidation under this interpretation. These entities own certain operating properties, development projects and a 79% equity interest in Coventry Real Estate Partners. The Company has several other joint venture arrangements where it is possible that they will be determined to be variable interest entities where the Company is considered to be a primary beneficiary or holds a significant variable interest. It is possible that the Company will be required to consolidate certain of these entities where the Company is the primary beneficiary or make additional disclosures related to its involvement with the entity. All of these joint ventures are included in the summarized financial information in Note 2.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” – an amendment of SFAS 123. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet determined whether any changes to its existing method of accounting for stock based compensation will be made.

     The Company applies APB 25, “Accounting for Stock Issued to Employees” in accounting for its stock based plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Assuming application of the fair value method pursuant to SFAS 123, the compensation cost, which is required to be charged against income for all of the stock based plans, was $1.3 million and $0.6 million for March 31, 2003 and 2002, respectively. The amounts charged to expense are presented in the aforementioned paragraph.

		Three Month Periods Ended March 31
		2003	2002

Net income	As reported	$38,385	$23,931
	Pro forma	$37,879	$24,008

Basic	As reported	$0.38	$0.28
	Pro forma	$0.37	$0.28

Diluted	As reported	$0.37	$0.27
	Pro forma	$0.37	$0.27

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. The new standard is effective for contracts entered into or modified after June 30, 2003. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective prior to January

1, 2003 have been adopted by the Company, as applicable. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

Comprehensive Income

     Comprehensive income for the three month periods ended March 31, 2003 and 2002 was $38,003,000 and $26,102,000, respectively.

2.  EQUITY INVESTMENTS IN JOINT VENTURES

     At March 31, 2003 and December 31, 2002, the Company had an ownership interest in various joint ventures, which own 51 and 49 operating shopping center properties, respectively, and 88 and 102 shopping center sites formerly owned by Service Merchandise Corporation, respectively.

     Combined condensed financial information of the Company’s joint venture investments are as follows (in thousands):

	March 31,	December 31,
	2003	2002

Combined Balance Sheets:
Land	$406,579	$368,520
Buildings	1,267,881	1,219,947
Fixtures and tenant improvements	23,915	24,356
Construction in progress	108,080	91,787

	1,806,455	1,704,610
Less accumulated depreciation	(150,178)	(153,537)

Real estate, net	1,656,277	1,551,073
Receivables, net	51,171	64,642
Investment in joint ventures	13,855	12,147
Leasehold interests	26,376	26,677
Other assets	84,346	80,285

	$1,832,025	$1,734,824

Mortgage debt	$1,176,196	$1,129,310
Amounts payable to DDR	94,375	106,485
Amounts payable to other partners	71,907	71,153
Other liabilities	77,007	61,898

	1,419,485	1,368,846
Accumulated equity	412,540	365,978

	$1,832,025	$1,734,824

Company’s proportionate share of accumulated equity	$130,787	$122,777

	Three Month Periods
	Ended March 31,
	2003	2002

Combined Statements of Operations:
Revenues from operations	$64,107	$55,072

Rental operation expenses	23,204	18,620
Depreciation and amortization expense of real estate investments	11,076	7,801
Interest expense	19,750	16,742

	54,030	43,163

Income before gain (loss) on sale of real estate and real estate investments and discontinued operations	10,077	11,909
(Loss) gain on sale of real estate and real estate investments	(758)	5,452

Income from continuing operations	9,319	17,361
Discontinued Operations:
Income from discontinued operations	130	2,539
Gain on sale of real estate, net of tax	35,690	10,641

Net income	$45,139	$30,541

Company’s proportionate share of net income*	$10,437	$7,987

*     For the three month periods ended March 31, 2003 and 2002, the difference between the $10.4 million and $8.0 million, respectively, of the Company’s proportionate share of net income reflected above, and $10.1 million and $6.7 million, respectively, of equity in net income of joint ventures reflected in the Company’s statement of operations is attributable to additional depreciation associated with basis differentials. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical cost of the net assets of the joint venture. Differences in income also occur when the Company acquires assets from joint ventures. The Company’s proportionate share of gains recorded at the joint venture level associated with assets acquired by the Company which approximated $0.9 million for the three month period ended March 31, 2002 were eliminated by the Company when recording its share of the joint venture income.

     In conjunction with the merger of JDN, the Company purchased an interest in three joint ventures which own developable land and one joint venture which owns an operating shopping center. The Company purchased its partner’s interest in the joint venture, which owned the operating shopping center at an aggregate cost of approximately $3.4 million in April 2003.

     In March 2003, the Company’s Community Center Joint Venture, in which the Company owns a 20% equity interest, sold a 440,000 square foot shopping center located in San Diego, California for approximately $95.0 million, recognizing a gain of $35.7 million of which the Company’s portion was $7.1 million.

     In January 2003, the Company acquired a 67% interest in a 296,000 square foot shopping center in Phoenix, Arizona for an aggregate purchase price of approximately $43.0 million of which the Company’s proportionate share is approximately $28.8 million and a 25% interest in a 560,000 square foot shopping center in Pasadena, California for a purchase price of $113.5 million of which the Company’s proportionate share is approximately $28.4 million. The Company’s equity interest in these properties is approximately $17.4 million and $7.1 million, respectively, net of assumed debt.

     Included in management fee income for the three month periods ended March 31, 2003 and 2002, is approximately $1.9 million of management fees earned by the Company for services rendered to the joint ventures in each year. Also included in revenues for the three month periods ended March 31, 2003 and 2002, is approximately $0.8 million and $1.2 million, respectively, of development fee income and commissions for services rendered to the joint ventures, net of amounts eliminated related to the Company’s proportionate ownership share, and interest income from notes receivable.

3.  MERGER OF JDN, ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

     During the first quarter of 2003, the Company and JDN shareholders approved a definitive merger agreement pursuant to which JDN shareholders received 0.518 common shares of DDR in exchange for each share of JDN common stock on March 13, 2003. The Company issued 18.0 million common shares valued at $21.22 per share based upon the average of the closing prices of DDR common shares between October 2, 2002 and October 8, 2002, the period immediately prior to and subsequent to the announcement of the merger. The transaction initially valued JDN at approximately $1.1 billion, which included approximately $606.2 million of assumed debt at the fair market value and $50 million of voting preferred shares. In the opinion of management, the $50 million of preferred stock represents the fair value as the preferred stock is callable at the Company’s option in September 2003. Through this merger, DDR acquired 102 retail assets aggregating 23 million square feet including 16 development properties comprising approximately 6 million square feet of total GLA. Additionally, DDR acquired a development pipeline of nine properties representing 1.9 million square feet of total GLA with a total estimated cost of approximately $120 million. DDR has engaged an appraiser to perform valuations of the real estate and certain other assets. As a result, the purchase price allocation recorded as of March 31, 2003 is preliminary and subject to change.

     For the three month period ended March 31, 2003, the Company also acquired one shopping center, a 67% interest in a shopping center and a 25% interest in a shopping center. These properties aggregate approximately 1.4 million square feet of Company owned GLA at an initial aggregate investment of approximately $70.0 million.

     The following unaudited supplemental pro forma operating data is presented for the three months ended March 31, 2003 as if the merger with JDN and the acquisition of the three properties or partnership interests mentioned above was completed on January 1, 2002. Pro forma operating data presented for the three months ended March 31, 2002 as if the acquisition of the fourteen properties or partnership interests acquired in 2002 and 2003, the merger with JDN, the common share offerings completed in February 2002 and the preferred share offering completed in March 2002 had occurred on January 1, 2002. Pro forma amounts include transaction costs, general and administrative, losses on investments and settlement costs JDN has reported in its historical results of JDN of approximately

$19.3 million and $4.4 million for the three months ended March 31, 2003 and 2002, respectively, which management believes to be non-recurring.

	Three Month Periods Ended March 31,

	(in thousands, except per share)
	2003	2002

Pro forma revenues	$125,523	$124,194

Pro forma income from continuing operations	$35,232	$37,135

Pro forma income from discontinued operations	$—	$1,008

Pro forma net income applicable to common shareholders	$22,412	$30,900

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.27	$0.39
Income from discontinued operations	—	0.01

Net income applicable to common shareholders	$0.27	$0.40

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.26	$0.38
Income from discontinued operations	—	—

Net income applicable to common shareholders	$0.26	$0.38

4.  SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS

     The following table summarizes the changes in shareholders’ equity since December 31, 2002 (in thousands):

		Common		Accumulated	Accumulated	Unearned
		Shares		Distributions	Other	Compensation	Treasury
	Preferred	($.10 Stated	Paid-in	in Excess of	Comprehensive	Restricted	Stock
	Shares	Value)	Capital	Net Income	Loss	Stock	at Cost	Total

Balance December 31, 2002	$304,000	$7,325	$881,777	$(154,621)	$(588)	$(3,111)	$(89,221)	$945,561
Net income				38,385				38,385
Change in fair value of interest rate swaps					(381)			(381)
Dividends declared - common shares				(34,793)				(34,793)
Dividends declared - preferred shares				(6,725)				(6,725)
Vesting of restricted stock						945		945
Issuance of restricted stock		10	2,271			(1,825)		456
Issuance of Class G preferred shares for cash – underwritten offering	180,000		(6,394)					173,606
Redemption of preferred operating partnership units				(4,990)				(4,990)
Merger with JDN	50,000	1,799	379,954					431,753
Issuance of common shares related to exercise of stock options and dividend reinvestment plan		29	4,594					4,623

Balance March 31, 2003	$534,000	$9,163	$1,262,202	$(162,744)	$(969)	$(3,991)	$(89,221)	$1,548,440

     Common share dividends declared, per share, were $0.41 and $0.38 for the three month periods ended March 31, 2003 and 2002, respectively.

     In conjunction with the JDN merger, the Company issued $50 million, 9-3/8% preferred voting stock in exchange for JDN’s 9-3/8% preferred stock.

     In March 2003, the Company issued $180 million, liquidation amount, 8.00% Preferred G Depositary Shares. Each Depositary Share represents 1/10 of a Preferred Share. The proceeds from this offering were used to acquire the $180 million Preferred OP Units which carried a weighted average coupon of approximately 8.95%. The difference between the carrying amount of the Preferred OP Units of $175 million and the stated liquidation (i.e. redemption) amount of $180 million was recorded as a charge to net income available to common shareholders. This $5 million charge related to the recording of the original issuance costs associated with the Preferred OP Units.

5.  OTHER ASSETS

     Other assets consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Accounts receivable, net (1)	$69,596	$60,074
Deferred charges, net	12,258	9,010
Fair value hedge	7,311	7,317
Prepaids, deposits and other assets	18,968	18,544

	$108,133	$94,945

(1)	Includes straight line rent receivables, net, of $20.4 million and $19.0 million at March 31, 2003 and December 31, 2002, respectively.

6.  REVOLVING CREDIT FACILITIES

     The Company maintains its primary unsecured revolving credit facility with a syndicate of financial institutions, for which Bank One, NA serves as the administrative agent (the “Unsecured Credit Facility”). This facility provides for available borrowing capacity of $650 million and a maturity date of May 2005. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.0%), depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. At March 31, 2003, $473.0 million was outstanding under this facility with a weighted average interest rate, excluding the effects of any interest rate swaps, of 2.3%.

     The Company also maintains two secured revolving credit facilities with National City Bank of $30 million and $25 million, respectively. The $30 million credit facility is secured by certain partnership investments and the $25 million credit facility is a development construction facility secured by the applicable development project(s). The Company maintains the right to reduce the $30 million facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. The $30 million facility’s maturity date is June 2005 and the $25 million facility’s maturity date is June 2004. Borrowings under these facilities bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.0% in relation to the $30 million facility and 1.5% in relation to the $25 million facility) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At March 31, 2003, $40.0 million was outstanding under these facilities with a weighted average interest rate of 2.6%.

7.  UNSECURED TERM LOAN

     In March 2003 in conjunction with the merger with JDN, the Company obtained a $300 million unsecured bridge facility for which Bank of America and Wells Fargo Bank serve as agents. The proceeds from this facility were used to repay JDN’s revolving credit facility with outstanding principal of $229 million at the time of the merger. This facility bears interest at variable rates (currently LIBOR plus 1.0%) depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investor Service. The unsecured term loan has an initial maturity date of March 2004, however, the Company has the right to extend the loan for up to an additional year. At March 31, 2003, $300 million was outstanding under this facility with a interest rate of 2.3%.

8.  UNSECURED NOTES

     In conjunction with the JDN merger, the Company assumed $235 million (fair value of $255.6) of unsecured notes. The Company repaid $85 million of MOPPRS debt and call option assumed from JDN at maturity and recorded a gain of approximately $2.4 million relating to the settlement of a call option on March 31, 2003. This amount is included in other income in the condensed consolidated statement of operations.

     In addition, the Company assumed $75 million of 6.8% notes with a maturity of August 2004 and $85 million of 6.95% notes with a maturity of August 2007 with a fair market value of $168.0 million.

9.  DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swaps:

     In January 2003, the Company entered into two interest rate interest swaps, $50 million for a 1.5 year term and $50 million for a 2 year term, effectively converting floating rate debt under the Unsecured Credit Facility into fixed rate debt with an effective weighted average interest rate of 2.865%. In March 2002, the Company entered into two reverse interest rate swap agreements, $40 million for a 2.75 year term and $60 million for a 5 year term, effectively converting a portion of the outstanding fixed rate debt under the Company’s fixed rate senior notes to a variable interest rate of six month LIBOR.

     All derivatives, which have primarily been limited to interest rate swaps designated as cash flow hedges, are recognized on the balance sheet at their fair value. On the date that the Company enters into an interest rate swap, it designates the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized or forecasted liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows of the hedged transaction.

     From time to time, the Company enters into interest rate swaps to convert certain fixed-rate debt obligations to a floating-rate (a “fair-value hedge”). This is consistent with the Company’s overall interest rate risk management strategy to maintain an appropriate balance of fixed rate and variable rate borrowings. Changes in the fair value of derivatives that are highly effective and that are designated and qualify as a fair-value hedge, along with changes in the fair value of the hedged liability that are attributable to the hedged risk, are recorded in current-period earnings. If hedge accounting is discontinued due to the Company’s determination that the relationship no longer qualifies as an effective fair-value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged liability for changes in fair value. The amount of hedge ineffectiveness relating to hedges designated and qualifying as fair hedges was not material.

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

Cash Flow Hedges

     As of March 31, 2003, the aggregate fair value of the Company’s interest rate swaps was a liability of $0.7 million, which is included in other liabilities in the condensed consolidated balance sheet. For the three month periods ended March 31, 2003 and 2002, the amount of hedge ineffectiveness was not material.

     All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reflect as a charge to earnings $0.6 million of the amount recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Fair Value Hedges

     As of March 31, 2003, the aggregate fair value of the Company’s reverse interest rate swaps was an asset of $7.3 million, which is included in other assets with the offsetting liability in Fixed Rate Notes in the condensed consolidated balance sheet. For the three months ended March 31, 2003, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the condensed consolidated statements of operations. The fair value of these reverse interest rate swaps is based upon the estimated amounts the Company would receive to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Joint Venture Derivative Instruments

     The Company’s joint ventures have three interest rate swaps aggregating $78 million, converting a portion of the variable rate mortgage debt to a weighted average fixed rate of approximately 6.58% and an interest rate cap agreement, which matures in March 2004 and has a notional amount of $175 million, and a strike price of 4.0%. The aggregate fair value of these instruments at March 31, 2003 was a liability of $1.8 million, of which the Company’s proportionate share was $0.3 million.

10.  EARNINGS AND DIVIDENDS PER SHARE

     Earnings Per Share (EPS) have been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. There have been no changes to dilutive securities from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 other than as described below.

	Three Month Periods
	Ended March 31,

	(in thousands, except per share amounts)
	2003	2002

Income from continuing operations	$38,185	$20,829
Add: Gain on disposition of real estate and real estate investments	200	2,754
Less: Preferred stock dividends	(6,885)	(6,995)
Write-off of original issuance costs associated with preferred operating partnership units redeemed	(4,990)	—

Basic and diluted – Income from continuing operations and applicable to common shareholders	$26,510	$16,588

Number of Shares:
Basic – average shares outstanding	70,087	60,992
Effect of dilutive securities:
Stock options	1,076	828
Restricted stock	55	68

Diluted – average shares outstanding	71,218	61,888

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.38	$0.27
Income from discontinued operations	—	0.01

Net income applicable to common shareholders	$0.38	$0.28

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.37	$0.27
Income from discontinued operations	—	—

Net income applicable to common shareholders	$0.37	$0.27

11.  DISCONTINUED OPERATIONS

     Included in discontinued operations for the three month period ended March 31, 2002, are eight properties, aggregating 454,000 square feet which were sold subsequent to March 31, 2002.

     The operating results relating to assets sold are as follows (in thousands):

Three month period ended
March 31,
2002

Revenues	$1,106

Expenses:
Operating	312
Depreciation	298
Interest	148

758

Income from discontinued operations	$348

12.  SEGMENT INFORMATION

     The Company has two reportable business segments, shopping centers and business centers, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Each shopping center and business center is considered a separate operating segment. However, each segment on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments and meets the majority of the aggregation criteria under SFAS 131.

     The shopping center segment consists of 375 shopping centers, including 139 owned through joint ventures, in 43 states aggregating approximately 55.6 million square feet of Company-owned GLA. These shopping centers range in size from approximately 15,000 square feet to 750,000 square feet of Company-owned GLA. The business center segment consists of 38 business centers in 12 states aggregating approximately 4.4 million square feet of Company-owned GLA. These business centers range in size from approximately 20,000 square feet to 330,000 square feet of Company-owned GLA.

     The table below presents information about the Company’s reportable segments for the three month periods ended March 31, 2003 and 2002.

	Three months ended March 31, 2003
	(in thousands)

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$9,101	$94,290		$103,391
Operating expenses	(2,716)	(22,680)		(25,396)

	6,385	71,610		77,995
Unallocated expenses (A)			(46,845)	(46,845)
Equity in net income of joint ventures		10,099		10,099
Minority interests			(3,064)	(3,064)

Income from continuing operations				$38,185

Total real estate assets	$281,987	$3,618,197		$3,900,184

	Three Months ended March 31, 2002
	(in thousands)

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$9,403	$76,018		$85,421
Operating expenses	(2,745)	(16,538)		(19,283)

	6,658	59,480		66,138
Unallocated expenses (A)			(46,431)	(46,431)
Equity in net income of joint ventures		6,726		6,726
Minority interests			(5,604)	(5,604)

Income from continuing operations				$20,829

Total real estate assets	$275,214	$2,295,508		$2,570,722

(A)	Unallocated expenses consist of general and administrative, interest and depreciation and amortization as listed in the condensed consolidated statement of operations.

13.  CONTINGENCIES

     In September 2001, a U.S. District Court entered a judgment in the amount of $9.0 million, plus attorneys’ fees, against the Company and three other defendants, in connection with a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company. The court awarded $4.0 million in punitive and $5.0 million in compensatory damages to the plaintiff. The other defendants include the former Chairman of the Board who is also a significant shareholder and a director of the Company, a former executive of the Company and a real estate development partnership (the “Partnership”) owned by these two individuals. The plaintiff’s claim alleged breach of contract and fraud during the lease negotiation process that took place before and after the Company acquired of the property. The Partnership sold the property to the Company in 1994.

     A portion of the punitive damage award in the amount of $1.0 million against the former Chairman of the Board was overturned by the trial court judge in response to a post-trial motion. The Company’s initial post-trial motion to overturn the verdict was denied, and the Company has since appealed the verdict. Management believes that it is probable the verdict will ultimately be reversed, in whole or in substantial part and, accordingly, no provision has been recorded in the accompanying financial statements. Although there can be no assurances of the ultimate outcome, management does not believe that an adverse final determination, if any, will be material in relation to the Company’s cash flows, liquidity or financial condition. However, any amounts awarded to the plaintiff upon final resolution of this matter, could adversely affect the Company’s results of operations or financial position in the period they are recorded. Further, a determination has not been made as to the appropriate allocation of the contingent loss, if any, between the defendants. In connection with the pending appeal, the Company agreed to deposit an $8.0 million letter of credit with the court in the fourth quarter of 2002, in lieu of a bond, to eliminate the possibility of attachment of assets.

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

14.  TRANSACTIONS WITH RELATED PARTIES

     In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds, which is owned in part by a Director of the Company and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation. The Company has a 25% interest in the joint venture.

     In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate disposition of the real estate interests held by the bankrupt estate. At March 31, 2003, the portfolio consists of approximately 88 Service Merchandise retail sites totaling approximately 5.0 million square feet. The transaction was approved by the U.S. Bankruptcy Court in Nashville, Tennessee and subsequently the designation rights were transferred to the joint venture. During 2003, the joint venture sold nine sites and received gross proceeds of approximately $16.4 million at an aggregate gain of $1.6 million. However, the joint venture recognized a pre-tax loss of approximately $3.3 million of which the Company’s proportionate share was approximately $0.8 million. This loss was primarily attributed to the rejection of one lease initially valued at approximately $2.3 million and related party interest costs aggregating approximately $1.8 million. The Company also earned disposition, management, and leasing fees aggregating $0.6 million and interest income of $0.4 million in 2003 relating to this investment. As of March 31, 2003, the Company has an investment of approximately $22.4 million in this joint venture.

15.  SUBSEQUENT EVENTS

     In April 2003, the Company sold three business center properties aggregating 0.4 million square feet of GLA for approximately $14.0 million. These properties did not qualify as held for sale treatment at March 31, 2003. The Company also acquired its partners’ 51% equity interest in a shopping center located in Suwanee, Georgia for approximately $3.4 million, net of debt assumed of $28.6 million. The Company repaid this debt upon acquisition. Additionally, the Company acquired its partner’s 50% equity interest in a shopping center located in Leawood, Kansas for approximately $15.3 million, net of debt assumed of $53 million.

     In May 2003, the Company announced it had completed the formation of DDR Markaz LLC, a joint venture transaction with an investor group led by Kuwait Financial Centre – Markaz (a Kuwaiti publicly traded company). The Company contributed seven retail properties to the joint venture. The properties are located in Richmond, California; Oviedo, Florida; Tampa, Florida; Highland, Indiana; Grove City, Ohio; Toledo, Ohio and Winchester, Virginia. In connection with its formation, DDR Markaz LLC secured $110 million, non-recourse, five-year, CMBS financing at a fixed interest rate of approximately 4%. Proceeds from the transaction will be used to repay variable rate indebtedness. The Company retained a 20% ownership in the seven properties and received cash proceeds of approximately $156 million. The Company will earn fees for asset management, property management, leasing, out-parcel sales, construction management and dispositions.

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

            Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, particularly certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	Although the Company completed its merger with JDN Realty Corporation (“JDN”) in March 2003, the Company may not realize the intended benefits of the merger. For example, the Company may not achieve the anticipated cost savings and operating efficiencies, the Company may not effectively integrate the operations of JDN and the JDN portfolio, including its development projects, and these properties may not perform as well as the Company anticipates.

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties;

•	The Company may incur development, construction and renovation costs from a project that exceed original estimates;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than those of the Company, and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet, and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to potential environmental liabilities;

•	The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations; and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.

Results of Operations

Revenues from Operations

     Total revenues increased $18.0 million, or 21.0%, to $103.4 million for the three month period ended March 31, 2003 from $85.4 million for the same period in 2002. Base and percentage rental revenues for the three month period ended March 31, 2003 increased $13.9 million, or 22.6%, to $75.5 million as compared to $61.6 million for the same period in 2002. Aggregate base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties, (shopping center properties owned as of January 1, 2002 excluding those classified as discontinued operations) increased approximately $0.6 million, or 1.3%, for the three month period ended March 31, 2003 as compared to the same period in 2002. The twelve shopping centers acquired by the Company in 2002 and 2003 contributed $8.3 million of additional base rental revenue, the two newly developed shopping centers contributed $0.6 million and the JDN merger contributed $4.7 million. These increases were offset by a $0.5 million decrease from the transfer of one property in 2002. Additionally, an increase of $0.1 million relates to the business center properties and a $0.3 million increase relates to straight line rents.

     At March 31, 2003, the aggregate occupancy of the Company’s shopping center portfolio was 94.7% as compared to 94.5% at March 31, 2002. The average annualized base rent per occupied square foot was $10.39, as compared to $10.34 at March 31, 2002. Same store tenant sales performance over the trailing 12 month period within the Company’s portfolio is approximately $240 per square foot for those tenants required to report compared to $242 from the prior year. The Company believes this decrease to be due to the softening of the current economy combined with additional store openings in the Company’s shopping center markets.

     At March 31, 2003 the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 94.1% as compared to 94.0% at March 31, 2002. The average annualized base rent per leased square foot was $9.15 as compared to $8.80 at March 31, 2002. At March 31, 2003, same store sales, for those tenants required to report sales (approximately 13.4 million square feet), was $229 per square foot, compared to $232 per square foot in 2002. At March 31, 2003, the aggregate occupancy rate of the Company’s joint venture shopping centers was 97.0% as compared to 95.8% at March 31, 2002. The average annualized base rent per leased square foot was $14.05 at March 31, 2003, as compared to $13.13 at March 31, 2002. At March 31, 2003, same store sales, for those tenants required to report such information (approximately 5.2 million square feet), was $266 per square foot, compared to $268 per square foot in 2002. At March 31, 2003 the aggregate occupancy of the Company’s business centers was 80.4%, as compared to 85.3% at March 31, 2002.

     Recoveries from tenants for the three month period ended March 31, 2003 increased $4.2 million, or 27.1%, to $19.8 million as compared to $15.6 million for the same period in 2002. This increase was primarily related to the JDN merger, which contributed $0.4 million and the Company’s acquisition of twelve properties, which contributed $2.5 million. Recoveries were approximately 77.9% and 80.7% of operating expenses and real estate taxes for the three month periods ended March 31, 2003 and 2002, respectively. The slight decrease is primarily attributable to slightly lower occupancy levels and an increase in bad debt expense.

     Ancillary and other property related income for the three month period ended March 31, 2003 decreased $0.1 million, or 25.3%, to $0.4 million as compared to $0.5 million for the same period in 2002. This slight decrease was primarily due to a reduction in late fee income. The Company continues to pursue additional ancillary income opportunities. It is anticipated that growth in ancillary revenues, such as advertising and temporary tenants, will continue as additional opportunities are pursued.

     Management fee income for the three month period ended March 31, 2003 decreased $0.2 million, or 5.7%, to $2.6 million as compared to $2.8 million for the same period in 2002. A decrease of $0.3 million was primarily associated with the termination of property management responsibilities for all of the real estate assets of Burnham Pacific Properties (“Burnham”) in 2002. As of June 30, 2002, the remaining Burnham assets were transferred into a liquidating trust and, as a result, the Company no longer provides property management services. In addition, due to the sale of several of the Company’s joint venture properties, management fee income decreased approximately $0.4 million as compared to 2002. The Company assumed management responsibilities in October 2002 relating to a joint venture, which acquired the designation rights to real estate assets owned and controlled by Service Merchandise resulting in $0.2 million of management fee income offsetting this decrease. Additionally, the Company earned management income from joint venture interests acquired in 2003 which aggregated $0.1 million.

     Development fee income for the three month period ended March 31, 2003 decreased $0.2 million or 34.8%, to $0.3 million as compared to $0.5 million for the same period in 2002. This decrease is primarily attributable to development projects and redevelopments becoming operational during 2002. Additionally, the Company is involved in the redevelopment of real estate assets previously owned and controlled by Service Merchandise. The Company will continue to pursue additional development joint ventures as opportunities present themselves.

     Interest income for the three month period ended March 31, 2003 increased $0.9 million or 141.2%, to $1.6 million as compared to $0.7 million for the same period in 2002. This increase was primarily associated with funds loaned to the Service Merchandise joint venture.

     Other income for the three month period ended March 31, 2003 decreased $0.6 million, or 18.0%, to $3.1 million as compared to $3.7 million for the same period in 2002. The decrease for the three month period primarily represents a decrease in lease termination income of $1.3 million. Other income for the three month period ended March 31, 2003 includes approximately $2.4 million of income from the settlement of a call option on March 31, 2003 relating to the MOPPRS debt assumed from JDN, principally, arising from an increase in interest rates from the date of acquisition, March 13, 2003, to the date of settlement. Included in other income for the period ended March 31, 2003 and 2002 was approximately $0.4 million and $2.3 million, respectively, relating to the sale of certain option rights (2003) and the sale of development rights to the Wilshire project in Los Angeles, California in 2002.

Expenses from Operations

     Rental operating and maintenance expenses for the three month period ended March 31, 2003 increased $3.9 million, or 42.2%, to $13.2 million as compared to $9.3 million for the same period in 2002. An increase of $2.0 million is attributable to the Core Portfolio Properties, primarily due to an increase of snow removal costs and bad debt expense. An increase of $1.9 million is related to the 14 shopping centers acquired and developed in 2003 and 2002, and $0.3 million is attributable to the JDN merger. This increase was offset by a decrease of $0.1 million related to the transfer of one property in 2002 and $0.1 related to the business center portfolio. The Company also recorded an increase in provisions for bad debt expense of approximately $0.1 million as compared to 2002.

     Real estate taxes for the three month period ended March 31, 2003 increased $2.2 million, or 22.0%, to $12.2 million as compared to $10.0 million for the same period in 2002. Increases of $1.6 million related to the 14 shopping centers acquired and developed in 2003 and 2002, $0.4 related to the JDN merger and $0.3 million is primarily associated with the Core Portfolio Properties. These increases were offset by a decrease of $0.1 million relating to the transfer of one property in 2002.

     General and administrative expenses increased $1.2 million, or 19.0%, to $7.7 million for the three month period ended March 31, 2003 as compared to $6.5 million in 2002. Total general and administrative expenses were approximately 4.6% and 4.2%, respectively, of total revenues, including total revenues of joint ventures, for the three month periods ended March 31, 2003 and 2002. The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments, the merger of JDN. The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain construction administration costs of $1.4 million and $1.3 million for the three month period ended March 31, 2003 and 2002, respectively.

     Interest expense increased $0.2 million, or 0.8%, to $19.1 million for the three month period ended March 31, 2003, as compared to $18.9 million for the same period in 2002. The overall increase in interest expense for the three month period ended March 31, 2003, as compared to the same period in 2002, is due to the merger with JDN combined with other acquisitions and developments, offset by lower interest rates. The weighted average debt outstanding during the three month period ended March 31, 2003 and related weighted average interest rate was $1.7 billion and 5.1%, respectively, compared to $1.3 billion and 6.8%, respectively, for the same period in 2002. Interest costs capitalized, in conjunction with development, expansion projects and development joint venture interests, were $1.2 million for the three month period ended March 31, 2003, as compared to $2.3 million for the same period in 2002.

     Depreciation and amortization expense decreased $1.0 million, or 4.6%, to $20.0 million for the three month period ended March 31, 2003, as compared to $21.0 million for the same period in 2002. An increase of $1.8 million is related to the 14 shopping centers acquired and developed in 2003 and 2002, $0.3 million related to the business center portfolio and $0.8 million is associated with the JDN merger. This increase was offset by a decrease of $3.9 million related to the Core Portfolio properties due to the redevelopment of certain assets in 2002, which resulted in an acceleration of certain depreciable costs.

     Equity in net income of joint ventures increased $3.4 million, or 50.1%, to $10.1 million for the three month period ended March 31, 2003, as compared to $6.7 million for the same period in 2002. An increase of $5.0 million is primarily related to the Company’s 20% ownership in the Community Centers Joint Venture. This joint venture sold one shopping center in 2003 and two shopping centers in the first quarter of 2002, of which the Company’s proportionate share of the gain was $7.1 million and $3.2 million, respectively. Additionally, an increase of $0.6 million relates to the two shopping centers acquired through joint ventures in 2003. These increases were offset by a loss of $0.8 million from the Service Merchandise joint venture. This loss was primarily attributed to the rejection of one lease initially valued at approximately $2.3 million and related party interest costs aggregating approximately $1.8 million. A decrease of approximately $0.6 million is due to the sale of joint venture properties in 2002 and a decrease of approximately $0.8 million is due to an increase in depreciation expense due to the development of a shopping center.

     Minority equity interest expense decreased $2.5 million, or 45.3%, to $3.1 million for the three month period ended March 31, 2003, as compared to $5.6 million for the same period in 2002. This decrease relates primarily to the repayment of $180 million of preferred operating partnership interests from the proceeds of the issuance of the Preferred Class G shares in March 2003, and the conversion of $35.0 million of preferred operating partnership interests into 1.6 million common shares in December 2002.

     Income from discontinued operations was $0.3 million for the three month period ended March 31, 2002. Included in discontinued operations were eight properties aggregating 484,000 square feet, which were sold in 2002 subsequent to March 31, 2002.

     Gain on disposition of real estate and real estate investments aggregated $0.2 million for the three month period ended March 31, 2003, which is primarily related to land sales. Gain on disposition of real estate and real estate investments aggregated $2.7 million for the three month period ended March 31, 2002, which primarily relates to the sale of the 90% interest in a recently developed shopping center property located in Kildeer, Illinois which resulted in a gain of $2.3 million and land sales which resulted in an aggregate gain of $0.5 million.

     Net Income

     Net income increased $14.5 million, or 60.4%, to $38.4 million for the three month period ended March 31, 2003, as compared to net income of $23.9 million for the same period in 2002. The increase in net income of $14.5 million is primarily attributable to increases in total revenues in excess of operating and maintenance, real estate taxes and general and administrative expenses aggregating $10.6 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, the 14 shopping centers acquired and developed in 2003 and 2002 and the JDN merger. Additionally, an increase of $3.4 million from equity in net income of joint ventures was primarily due to the Company’s share of the gain on disposition of real estate and decreases in depreciation and minority interest expense of $1.0 million and $2.5 million, respectively. This increase was offset by a decrease in gain on disposition of real estate and real estate investments of $2.6 million relating to the transfer of one property in 2002, loss from discontinued operations of $0.3 million and an increase of interest expense of $0.1 million.

Funds From Operations

     Management believes that Funds From Operations (“FFO”) provides an additional indicator of the financial performance of a REIT. The Company also believes that FFO appropriately measures the core operations of the Company and provides a benchmark to its peer group. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. FFO is defined generally and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains (or losses) from sales of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) sales of securities, (iv) extraordinary items and (v) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and equity income from minority equity investments, impairment losses on real properties and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner. For the three month period ended March 31, 2003, FFO increased $9.2 million, to $49.3 million as compared to $40.1 million for the same period in 2002.

The Company’s calculation of FFO is as follows (in thousands):

	Three Month Periods
	Ended March 31,
	2003	2002

Net income applicable to common shareholders (1)	$26,510	$16,936
Depreciation of real estate investments	19,721	20,931
Equity in net income of joint ventures	(10,099)	(6,726)
Joint ventures’ FFO (2)	7,794	8,596
Minority interest expense (OP Units)	377	384
Original Issuance costs associated with the Preferred OP Units redeemed (3)	4,990	—

	$49,293	$40,121

(1)	Includes straight line rental revenues of approximately $1.4 million and $1.1 million for the three month periods ended March 31, 2003 and 2002, respectively.

(2)	Joint ventures’ Funds From Operations are summarized as follows:

	Three Month Periods
	Ended March 31,
	2003	2002

Net income (a)	$45,139	$30,541
(Gain) on disposition of real estate (b)	(35,690)	(15,348)
Depreciation of real estate investments	11,411	9,115

	$20,860	$24,308

DDR ownership interest (c)	$7,794	$8,596

(a)	Revenue for the three month periods ended March 31, 2003 and 2002 include approximately $0.9 million and $1.0 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.3 million and $0.4 million, respectively.

(b)	The gain on disposition of recently developed shopping centers, owned by the Company’s taxable REIT affiliates, is included in the adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or assets sold in conjunction with the formation of the joint venture, which holds the designation rights for the Service Merchandise properties.

(c)	At March 31, 2003 and 2002, the Company owned joint venture interests relating to 51 and 55 operating shopping center properties, respectively. In addition, at March 31, 2003 and 2002, respectively, the Company owned through its 25% owned joint venture, 88 and approximately 200 shopping center sites formerly owned by Service Merchandise. The Company also owned an approximate 25%

interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.

(3)	Represents original issuance costs from the $180 million of preferred operating partnership units issued in 1999 and 2000. These preferred units were redeemed in March 2003 with the proceeds from the issuance of the Preferred Class G shares. This represents a non-cash charge to net income available to common shareholders and is not an adjustment to net income.

Off Balance Sheet Arrangements

     The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures. The Company has investments in operating properties, development properties, a management and development company and the three taxable REIT subsidiaries. Such arrangements are generally with institutional investors and various developers located throughout the United States.

     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates has agreed to fund the required capital associated with approved development projects aggregating approximately $10.0 million at March 31, 2003. These obligations, comprised principally of construction contracts, are generally due in twelve to eighteen months and are expected to be financed through new or existing construction loans.

     The Company has provided loans and advances to certain unconsolidated entities in the amount of $93.3 million at March 31, 2003 for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owing to DDR. The Company has guaranteed base rental income from one to three years at twelve centers held through the Service Merchandise joint venture, aggregating $3.1 million at March 31, 2003.

     The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.

     The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $1.2 billion at March 31, 2003 and $1.1 billion at December 31, 2002 of which the Company’s proportionate share was $413.3 million and $387.1 million, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the Company and it’s partners in certain limited situations such as misuse of funds and material misrepresentations. In connection with certain of the Company’s joint ventures, one of the Company’s joint venture partners has agreed to fund any amounts due the joint venture’s construction lender if such amounts are not paid by the joint venture. In these instances, the Company has agreed to reimburse such joint venture partner an amount equal to the Company’s pro rata share of such amount aggregating $7.3 million at March 31, 2003. The Company also has provided a letter of credit for approximately $9.5 million to the holders of tax exempt floating rate certificates, the proceeds of which were loaned to an equity affiliate.

     Certain of the Company’s joint venture arrangements provide that the Company’s partner can convert its interest in the joint venture into common shares of DDR. The number of shares that DDR would be required to issue is dependent upon the then fair market value of the partner’s interest in the joint venture divided by the then fair market value of DDR’s common shares. The Company can elect to substitute cash for common shares. At March 31, 2003, assuming such conversion options were exercised, and shares were issued, an additional $296.9 million of mortgage indebtedness outstanding at March 31, 2003 relating to the joint ventures which contain these provisions would be recorded on the Company’s balance sheet. As a result, the Company’s assets and debt balance would increase by both the existing debt relating to these joint ventures, as previously referred to, as well as potential additional debt, which would be incurred to finance the purchase of the equity of the other partner. The Company does not anticipate that its joint venture partners will exercise their rights pursuant to the aforementioned conversion rights, as these institutional investors typically do not invest in equity securities.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows (in thousands):

	For the three month periods ended
	March 31,
	2003	2002

Cash flow from operating activities	$51,959	$40,344
Cash flow used for investing activities	(93,442)	(66,887)
Cash flow provided by financing activities	51,468	32,529

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of operating partnership units and joint venture capital, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities for the three month period ended March 31, 2003 compared to March 31, 2002 is primarily due to shopping center acquisitions and developments completed in 2003 and 2002, new leasing, expansion and re-tenanting of the Core Portfolio Properties, offset by changes in other assets and liabilities.

     The Company’s Board of Directors approved an increase in the 2003 quarterly dividend per common share to $0.41 from $0.38. The Company’s common share dividend payout ratio for the first three months of 2003 approximated 71.3% of reported FFO as compared to 61.9% for the same period in 2002. The increase in the dividend payout is primarily due to the timing of the JDN merger occurring late in the first quarter of 2003. As a result, the former JDN shareholders were entitled a full quarter dividend, however, the results of operations from the JDN portfolio were only reflected in the Company’s operating results from the merger date through March 31, 2003. It is anticipated that the current dividend level will continue to result in a conservative payout ratio of approximately 60% for future quarters in 2003. A low payout ratio will enable the Company to retain more capital, which will be utilized to fund attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

     During the three month period ended March 31, 2003, the Company and its joint ventures invested $1.1 billion, net, to acquire, develop, expand, improve and re-tenant its properties and merger with JDN. The Company’s expansion, acquisition and development activity is summarized below:

Strategic Transactions

     During the first quarter of 2003, the Company and JDN’s shareholders approved a definitive merger agreement pursuant to which JDN shareholders received 0.518 common shares of DDR in exchange for each share of JDN common stock on March 13, 2003. The total shares issued by DDR were approximately 18 million in conjunction with this merger. The transaction valued JDN at approximately $1.1 billion, which included approximately $606.2 million of assumed debt at the fair market value and $50 million of voting preferred shares. The Company repaid approximately $314 million of debt assumed subsequent to the merger.

     DDR acquired 102 retail assets aggregating 23 million square feet including 16 development properties comprising approximately 6 million square feet of total GLA. Additionally, DDR acquired a development pipeline of nine properties representing 1.9 million square feet of total GLA with a total estimated cost of approximately $120 million. As a result of the transaction, as of March 31, 2003, DDR’s total market capitalization is approximately $5.2 billion (including its pro rata portion of unconsolidated joint venture debt).

     In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation. The Company has a 25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate use and disposition of the real estate interests held by the bankrupt estate. At March 31, 2003, the portfolio consisted of approximately 88 Service Merchandise retail sites totaling approximately 5.0 million square feet. The transaction was approved by the U.S. Bankruptcy Court in Nashville, Tennessee and subsequently the designation rights were transferred to the joint venture.

     During the first quarter of 2003, the joint venture sold nine sites and received gross proceeds of approximately $16.4 million at an aggregate gain of $1.6 million. However, the joint venture recognized a pre tax loss of approximately $3.3 million of which the Company’s proportionate share was approximately $0.8 million. This loss was primarily attributed to the rejection of one lease initially valued at approximately $2.3 million and related party interest costs aggregating approximately $1.8 million. The Company also earned disposition, management, and leasing fees aggregating $0.6 million and interest income of $0.4 million in 2003 relating to this investment. This joint venture has total assets and total debt of approximately $188.0 million and $78.6 million, respectively at March 31, 2003. The Company’s investment in this joint venture was $22.4 million at March 31, 2003. The remaining 88 sites aggregate 5.0 million square feet of GLA of which 24.3 percent is leased or in the process of being leased.

Expansions:

     For the three month period ended March 31, 2003, the Company completed an expansion/redevelopment of a shopping center located in North Canton, Ohio at an aggregate cost of approximately $2.4 million. The Company is currently expanding/redeveloping ten shopping centers located in Birmingham, Alabama; North Little Rock, Arkansas; Bayonet Point, Florida; Brandon,

Florida; Tucker, Georgia; Fayetteville, North Carolina; Aurora, Ohio; Tiffin, Ohio; Riverdale, Utah and Taylorsville, Utah at a projected incremental cost of approximately $40.2 million. The Company is also scheduled to commence three additional expansion projects at the shopping centers located in Princeton, New Jersey; Erie, Pennsylvania and Monaca, Pennsylvania.

     For the three month period ended March 31, 2003, one of the Company’s joint ventures completed an expansion/redevelopment of a shopping center located in North Olmsted, Ohio at an aggregate cost of approximately $1.9 million. The Company’s joint ventures are currently expanding/redeveloping two shopping centers located in San Ysidro, California and Shawnee, Kansas at a projected incremental cost of approximately $7.5 million. The Company’s joint ventures are scheduled to commence one additional expansion project at the shopping center located in Deer Park, Illinois in 2003.

Acquisitions:

     In January 2003, the Company acquired a 67% interest in a 296,000 square foot shopping center in Phoenix, Arizona for an aggregate purchase price of approximately $43.0 million of which the Company’s proportionate share is approximately $28.8 million and a 25% interest in a 560,000 square foot shopping center in Pasadena, California for a purchase price of $113.5 million of which the Company’s proportionate share is approximately $28.4 million. The Company’s equity interest in these properties is approximately $17.4 million and $7.1 million, respectively, net of assumed debt. The Company also acquired a 540,000 square foot property in Gulfport, Mississippi for approximately $45.0 million.

Development (Consolidated):

     During the three month period ended March 31, 2003, the Company completed construction of a 137,000 square foot shopping center located in Fayetteville, Arkansas and a 101,000 square foot shopping center located in Parker, Colorado.

     The Company currently has 18 shopping center projects under construction, 15 of which resulted from the merger with JDN. These projects are located in Meridian, Idaho (Phase II of the existing shopping center); Long Beach, California; Sacramento, California; Aurora, Colorado; Parker South, Colorado; Lithonia, Georgia; McDonough, Georgia; Overland Park, Kansas; Chesterfield, Michigan; Grandville, Michigan; Lansing, Michigan; Coon Rapids, Minnesota; St. John’s, Missouri; Hamilton, New Jersey; Erie, Pennsylvania; Frisco, Texas; Irving, Texas and Mesquite, Texas. These projects are scheduled for completion during 2003 and 2004 and will create an additional 3.2 million square feet of retail space. The aggregate cost of these development projects is estimated to be $516.9 million, of which $370.4 million had been incurred as of March 31, 2003.

     The Company anticipates commencing construction on four additional shopping centers located in Fort Collins, Colorado; Norwood, Massachusetts; St. Louis, Missouri and McKinney, Texas.

Development (Joint Ventures):

     The Company has joint venture development agreements for three shopping center projects. These three projects have an aggregate projected cost of approximately $96.7 million and are currently scheduled for completion during 2003 and 2004. At March 31, 2003, approximately $78.9 million of costs were incurred in relation to these development projects. The projects located in Long Beach,

California (City Place) and Austin, Texas are being financed through the Prudential/DDR Retail Value Fund. The other project is located in St. Louis, Missouri.

Dispositions

     In March 2003, the Company’s Community Center Joint Venture in which the Company owns a 20% equity interest sold a 440,000 square foot shopping center located in San Diego, California for approximately $95.0 million, recognizing a gain of $35.7 million of which the Company’s portion was $7.1 million.

     Subsequent to the JDN merger date, in March and April 2003, the Company sold three shopping center assets aggregating 0.4 million square feet of GLA previously owned by JDN for approximately $7.8 million. The Company also sold three business center properties in April 2003 aggregating 0.4 million square feet of GLA for approximately $14.0 million.

Financings

     In March 2003, the Company entered into a $150 million secured financing for five years with interest at a coupon rate of 4.41%. In addition, the Company entered into two interest rate swaps aggregating $100 million, effectively converting floating rate debt into fixed rate debt with an effective weighted average coupon rate of 2.875% and a life of 1.75 years.

     In March 2003, the Company issued $180 million, 8.0% Preferred G depository shares each representing 1/10 of a preferred share. The proceeds from this offering were used to repay $75 million, 8.875% and $105 million, 9.0% Preferred Operating Partnership Units.

     In March 2003, in conjunction with the JDN merger, the Company entered into a $300 million bridge facility with Bank of America. This facility bears interest at LIBOR plus 1.0% and has a one-year term with two six month extension options. The proceeds from this facility was used to repay JDN’s revolving credit facility with outstanding principal of $229 million at the time of the merger.

Capitalization

     At March 31, 2003, the Company’s capitalization consisted of $2.2 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $413.3 million), $534.0 million of preferred shares and $2.1 billion of market equity (market equity is defined as common shares and common operating partnership units outstanding multiplied by the closing price per common share on the New York Stock Exchange at March 31, 2003 of $24.15), resulting in a debt to total market capitalization ratio of 0.45 to 1. At March 31, 2003, the Company’s total debt consisted of $1,123.0 million of fixed rate debt, including $100 million of variable rate debt which has been effectively swapped to a weighted average fixed rate of approximately 2.9%, and $1,037.1 million of variable rate debt, including $100 million of fixed rate debt which has been effectively swapped to a weighted average variable rate of approximately 3.5%.

     It is management’s intention to operate such that the Company has access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity or debt offerings, debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investor Services (Baa3) and Standard and Poor’s (BBB). In April 2003, both Moody’s and Standard and Poors changed the Company’s ratings outlook from negative to stable with regard to their long-term unsecured debt ratings. As of March 31, 2003, the Company had a shelf registration statement with the Securities and Exchange Commission under which $226.3 million of debt securities, preferred shares or common shares may be issued.

     In addition, as of March 31, 2003, the Company had cash of $26.4 million and $192.0 million available under its $705 million of revolving credit facilities. On March 31, 2003, the Company also had 204 operating properties with revenue of $52.4 million, or 50.6% of the total revenue for the three month period ended March 31, 2003, which were unencumbered, thereby providing a potential collateral base for future borrowings. Approximately 92 of these properties were acquired through the JDN merger for which the revenues were only included in the Company’s operating results from the merger date of March 13, 2003.

Contractual Obligations and other Commitments

     In conjunction with the development of shopping centers, the Company has entered into commitments for its wholly-owned properties of $72.9 million at March 31, 2003. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through new or existing construction loans.

     In 1998, the Company guaranteed a five-year personal loan program aggregating approximately $15 million for certain of the Company’s current and former executives to purchase 974,663 common shares of the Company.

     At March 31, 2003, the Company had letters of credit outstanding of approximately $21.3 million of which $11.3 million relates to letters of credit made on behalf of equity affiliates.

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

Economic Conditions

     Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate markets and geographic regions with differing intensities and at different times. Many regions of the United States have been experiencing varying degrees of economic recession. A continuation of the economic recession, or further adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by one or more discount department stores (Wal-Mart, Kmart, Target), off-price department stores (Kohl’s, TJ Maxx/Marshalls), home improvement stores (Home Depot, Lowe’s) and supermarkets, which generally offer day-to-day necessities, rather than high-priced luxury items. Because these merchants typically perform better in an economic recession than those merchants who market high-priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

     The retail shopping sector has been impacted by the competitive nature of the retail business and the competition for market share, where stronger retailers have out-positioned some of the weaker retailers. This positioning is taking market share away from weaker retailers and forcing them, in some cases, to declare bankruptcy and/or close stores. For example, in January 2002, Kmart Corporation filed for protection from its creditors under Chapter 11 of the U.S. Bankruptcy Code. Kmart is the Company’s ninth largest retail tenant, representing approximately 1.9% of the Company’s proportionate share of shopping center base rental revenues as of March 31, 2003. The Company and its joint ventures have 20 leases involving Kmart, aggregating 1.9 million square feet. The weighted average proportionate share of base rent per square foot is $4.31 as of March 31, 2003 for the Kmart leases. In April 2003, Kmart rejected six additional leases (three of these were included in DDR’s portfolio and three of which were included in JDN’s portfolio). Two of these rejected leases were sold by Kmart at auction to large retail tenants. Considering the low cost per square foot that Kmart pays, combined with its shopping center locations, the Company does not expect to incur material losses as a result of this bankruptcy. In addition to Kmart, certain retailers have announced store closings even though these retailers have not filed for bankruptcy protection. Notwithstanding any store closures, the Company does not expect to have any significant losses associated with these tenants. Overall, the Company’s portfolio continues to be stable. While negative news relating to troubled retail tenants tends to attract attention, the vacancies created by unsuccessful tenants may also create opportunities to increase rent.

     Although several of the Company’s tenants filed for bankruptcy protection and the Company has experienced a temporary decrease in occupancy rates as a result, leasing activity continues to be good. The Company believes that the credit quality of its major tenants, including Wal-Mart, Kohl’s, Target, Lowe’s, Home Depot, TJ Maxx, Bed, Bath & Beyond and Best Buy are stable retailers based upon their credit quality. This stability is further evidenced by the relatively constant same store tenant sales growth, in a weak economy, of the Company’s portfolio, which has increased from $221 per square foot at December 31, 1996 to $240 per square foot at March 31, 2003. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 97%. Also, average base rental rates have increased from $5.48 to $10.79 since the Company’s public offering in 1993.

Legal Matters

     In September 2001, a U.S. District Court entered a judgment in the amount of $9.0 million, plus attorney’s fees, against the Company and three other defendants, in connection with a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company.

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

     A portion of the punitive damages award in the amount of $1.0 million against the former Chairman of the Board was overturned by the trial court judge in response to a post-trial motion. The Company’s initial post-trial motion to overturn the verdict was denied, and the Company has since appealed the verdict. Management believes that it is probable the verdict will ultimately be reversed in whole or in substantial part, and, accordingly, no loss provision has been recorded in the accompanying financial statements. Although there can be no assurances of the ultimate outcome, management does not believe that an adverse final determination, if any, will be material in relation to the Company’s cash flows, liquidity or financial condition. However, any amounts awarded to the plaintiff upon final resolution of this matter, could adversely affect the Company’s results of operations or financial position in the period they are recorded. Further, a determination has not been made as to the appropriate allocation of the contingent loss, if any, between the defendants. In connection with the pending appeal, the Company agreed to deposit an $8.0 million letter of credit with the court in the fourth quarter of 2002, in lieu of a bond, to eliminate the possibility of attachment of assets.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding joint venture debt is summarized as follows:

	March 31, 2003				March 31, 2002

		Weighted	Weighted			Weighted	Weighted
		Average	Average	Percentage		Average	Average	Percentage
	Amount	Maturity	Interest	of	Amount	Maturity	Interest	of
	(Millions)	(years)	Rate	Total	(Millions)	(years)	Rate	Total

Fixed Rate Debt	$1,123.0	6.6	6.4%	52.0%	$917.7	6.7	7.4%	77.1%
Variable Rate Debt	$1,037.1	2.4	2.5%	48.0%	$272.1	1.7	3.6%	22.9%

     The Company’s joint ventures’ fixed rate indebtedness, including $78.0 million of variable rate debt which was swapped to a weighted average fixed rate of approximately 6.58% at March 31, 2003, is summarized as follows (in millions):

	March 31, 2003		March 31, 2002

	Joint Venture	Company's	Joint Venture	Company's
	Debt	Proportionate Share	Debt	Proportionate Share

Fixed Rate Debt	$713.5	$261.5	$744.2	$270.6
Variable Rate Debt	$512.2	$151.8	$485.3	$149.0

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

     The interest rate risk on $100.0 million of consolidated floating rate debt at March 31, 2003 and 2002 and $78 million of joint venture floating rate debt at March 31, 2003, of which $12.6 million is the Company’s proportionate share, have all been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company’s two fixed rate interest rate swaps have a fair value which represents a liability of $0.7 million at March 31, 2003 and each carry notional amounts of $50 million and convert variable rate debt to a fixed rate of 2.71% and 3.02%. The Company had one interest rate swap at December 31, 2002 which matured in January 2003 which represented a liability of $0.2 million, carried a notional amount of $100 million and convert variable rate debt to a fixed rate of 6.24%. The Company also has two variable rate interest swaps with a fair value that represents an asset of $7.3 million at March 31, 2003, carry a notional amount of $60 million and $40 million and convert fixed rate debt to a variable rate of 3.9% and 4.5%, respectively. The Company’s joint venture interest rate swaps have a fair value which represents a liability of $1.8 million and $2.5 million at March 31, 2003 and December 31, 2002, of which $0.3 million and $0.4 million is the Company’s proportionate share, respectively. These swaps carry a notional amount of $38 million, $20 million and $20 million and convert variable rate debt to a fixed rate of 6.603%, 6.55% and 6.58%, respectively. The fair value of the Swaps is calculated based upon expected changes in future LIBOR rates.

     The fair value of the Company’s fixed rate debt and an estimate of the effect of a 100 basis point decrease in market interest rates adjusted to: (i) include the $100 million which was swapped to a fixed rate at March 31, 2003 and the $200 million which was swapped to a fixed rate at March 31, 2002 (ii) exclude the $100 million which was swapped to a variable rate at March 31, 2003 and 2002, (iii) include the Company’s proportionate share of the joint venture fixed rate debt and (iv) include the $12.6 million of joint venture debt which was swapped to a fixed rate at March 31, 2003 and 2002 is summarized as follows (in millions):

	March 31, 2003				March 31, 2002

				100				100
				Basis Point				Basis Point
				Decrease in				Decrease in
				Market				Market
	Carrying	Fair		Interest	Carrying	Fair		Interest
	Value	Value		Rates	Value	Value		Rates

Company’s fixed rate debt	$1,123.0	$1,223.7	(1)	$1,286.5 (3)	$917.7	$932.6	(1)	$976.7 (3)
Company’s proportionate share of fixed rate debt	$261.5	$288.5	(2)	$301.2 (4)	$270.6	$281.8	(2)	$294.8 (4)

(1)	Includes the fair value of interest rate swaps which was a liability of $0.7 million and $5.2 million at March 31, 2003, and 2002, respectively.
(2)	Includes the fair value of interest rate swaps which was a liability of $0.3 million at March 31, 2003 and 2002.
(3)	Includes the fair value of interest rate swaps which was a liability of $2.2 million and $6.5 million at March 31, 2003 and 2002, respectively.
(4)	Includes the fair value of interest rate swaps which was a liability of $0.4 million and $0.5 million at March 31, 2003 and 2002, respectively.

     The sensitivity to changes in interest rate of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

     Further, a 100 basis point increase in short term market interest rates at March 31, 2003 and 2002 would result in an increase in interest expense for the three month periods of approximately $10.2 million and $0.7 million, respectively for the Company and $1.3 million and $0.4 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the three month period does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

     The Company also has made advances to several equity affiliates in the form of notes receivable that accrue interest at rates ranging from LIBOR plus 1.10% to fixed rate loans of 12%. Maturity dates range from payment on demand to November 2005. The following table summarizes the aggregate notes receivable, the percentage at fixed rates with the remainder at variable rates, and the effect of a 100 basis point decrease in market interest rates. The estimated increase in interest income does not give effect to possible changes in the daily outstanding balance of the variable rate loan receivables.

	March 31,
	2003	2002

Total Notes Receivable	$81.9	$53.0
% Fixed Rate Loans	11.5%	32.6%
Fair Value of Fixed Rate Loans	$83.4	$15.1
Impact on Fair Value of 100 Basis Point Decrease in Market Interest Rates	$83.6	$15.4

     The Company and its joint ventures intend to continuously monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2003, the Company had no other material exposure to market risk.

New Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. 46 (“Fin 46 “ or “Interpretation”), “Consolidation of Variable Interest Entities.” The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this Interpretation apply immediately to variable interest entities created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 to existing variable interest entities.

     The Company is in the process of evaluating all of its joint venture relationships in order to determine whether the entities are variable interest entities and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company believes that it is reasonably possible that the two taxable REIT subsidiaries are variable interest entities where the Company is a primary beneficiary, which may require consolidation under this interpretation. These entities own certain operating properties development projects and a 79% equity interest in Coventry. The Company has several other joint venture arrangements where it is possible that they will be determined to be variable interest entities where the Company is considered to be a primary beneficiary or holds a significant variable interest. It is possible that the Company will be required to consolidate certain of these entities where the Company is the primary beneficiary or make additional disclosures related to its involvement with the entity. All of these joint ventures are included in the summarized financial information in Note 2 in Item 1.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” – an amendment of SFAS 123. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has not yet determined whether any changes to its existing method of accounting for stock based compensation will be made.

     In April, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments”. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. The new standard is effective for contracts entered into or modified after June 30, 2003. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective prior to January 1, 2003 have been adopted by the Company, as applicable. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

     None

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 29, 2003, the Company held a special Annual Meeting of Shareholders. The matters presented to the shareholders for a vote and the vote on such matters were as follows:

a.) To vote on a proposal to approve, authorize and adopt the agreement and plan of merger, dated as of October 4, 2002, by and among Developers Diversified Realty Corporation and JDN Realty Corporation.

For	Against	Abstain

47,034,235	452,308	190,507

b.) To approve 2,000,000 shares of 9 3/8% Cumulative Redeemable Preferred Shares, without par value, to be issued to the holders of JDN’s Series A Cumulative Redeemable Preferred Stock, $0.1 par value per share, to be effected as part of the merger.

For	Against	Abstain

45,972,112	1,486,889	218,049

c.) To fix the number of directors at 11.

For	Against	Abstain

46,883,870	582,952	210,227

d.) To elect Mr. Craig Macnab to the board of directors.

For	Against	Abstain

46,050,720	0	1,626,329

e.) To increase the total number of authorized shares from 109,000,000 to 211,000,000, which includes an increase in the number of common shares from 100,000,000 to 200,000,000.

For	Against	Abstain

44,816,606	2,625,997	234,447

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a.)     Exhibits

4.1	Credit Agreement dated as of March 13, 2003 among the Company and Banc of America Securities, LLC and Wells Fargo Bank, National Association and other lenders named therein
4.2	First Amendment to Fourth Amended and Restated Credit Agreement
99.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002¹
99.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002¹

¹ Pursuant to SEC Release No. 34-4751, the exhibits are deemed to accompany this report and/or not “filed” as part of this report.

     (b.)     Reports on Form 8-K

Date Filed	Item
February 28, 2003	Items 5 and 9
March 19, 2003	Items 2, 5 and 7
March 21, 2003	Items 5 and 7

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

May 15, 2003 (Date)	/s/ Scott A. Wolstein Scott A. Wolstein, Chief Executive Officer and Chairman of the Board

May 15, 2003 (Date)	/s/ William H. Schafer William H. Schafer, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Scott A. Wolstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Developers Diversified Realty Corporation (“DDR”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of DDR as of, and for, the period presented in this quarterly report;

4.	DDR’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for DDR and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to DDR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 15, 2003 Date

/s/ Scott A. Wolstein Signature

Chief Executive Officer and Chairman of the Board Title

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

May 15, 2003 Date

/s/ William H. Schafer Signature

Senior Vice President and Chief Financial Officer Title