Form 10-Q/A
period 2003-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2003-06-24
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 as filed on May 15, 2003. The sole purpose of this amendment is to correct the Condensed Consolidated Statement of Operations subtotal “Income before gain on disposition of real estate and real estate investments.” This revision is due to the correction of mathematical errors in these subtotals. All other information and financial statements contained within the Form 10-Q filed on May 15, 2003 remains unchanged. For the convenience of the reader, the complete text of the Form 10-Q, as revised, is included in this filing.

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

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2003	2002

Revenues from operations:
Minimum rents	$74,371	$60,701
Percentage and overage rents	1,185	907
Recoveries from tenants	19,773	15,554
Ancillary income	358	354
Other property related income	74	225
Management fee income	2,604	2,762
Development fee income	329	505
Interest income	1,634	677
Other	3,063	3,736

	103,391	85,421

Rental operation expenses:
Operating and maintenance	13,190	9,275
Real estate taxes	12,206	10,008
General and administrative	7,724	6,488
Interest	19,083	18,939
Depreciation and amortization	20,038	21,004

	72,241	65,714

Income before equity in net income of joint ventures, minority interests, discontinued operations and gain on disposition of real estate and real estate investments	31,150	19,707
Equity in net income of joint ventures	10,099	6,726

Income before minority interests, discontinued operations and gain on disposition of real estate and real estate investments	41,249	26,433
Minority interests:
Minority equity interests	(451)	(450)
Preferred operating partnership minority interests	(2,236)	(4,770)
Operating partnership minority interests	(377)	(384)

	(3,064)	(5,604)

Income from continuing operations	38,185	20,829
Income from discontinued operations	—	348

Income before gain on disposition of real estate and real estate investments	38,185	21,177
Gain on disposition of real estate and real estate investments	200	2,754

Net income	$38,385	$23,931

Net income applicable to common shareholders	$26,510	$16,936

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.38	$0.27
Income from discontinued operations	—	0.01

Net income applicable to common shareholders	$0.38	$0.28

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.37	$0.27
Income from discontinued operations	—	—

Net income applicable to common shareholders	$0.37	$0.27

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

June 23, 2003 (Date)	/s/ Scott A. Wolstein Scott A. Wolstein, Chief Executive Officer and Chairman of the Board

June 23, 2003 (Date)	/s/ William H. Schafer William H. Schafer, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATIONS

I, Scott A. Wolstein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Developers Diversified Realty Corporation (“DDR”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of DDR as of, and for, the period presented in this quarterly report;

4.	DDR’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for DDR and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to DDR, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

June 23, 2003 Date

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

June 23, 2003 Date

/s/ William H. Schafer Signature

Senior Vice President and Chief Financial Officer Title