Form 10-Q
period 2003-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2003-08-14
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-Q

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________
Commission file number 1-11690

DEVELOPERS DIVERSIFIED REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	34-1723097

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3300 Enterprise Parkway, Beachwood, Ohio 44122

(Address of principal executive offices - zip code)

(216) 755-5500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [✓]    No [  ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act) Yes [✓]     No [  ]

As of August 8, 2003, the registrant had 86,364,506 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.
Condensed Consolidated Statements of Operations for the Three Month Periods ended June 30, 2003 and 2002.
Condensed Consolidated Statements of Operations for the Six Month Periods ended June 30, 2003 and 2002.
Condensed Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 2003 and 2002.
Notes to Condensed Consolidated Financial Statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30, 2003	December 31, 2002

Assets
Real estate rental property:
Land	$845,073	$488,292
Buildings	2,691,584	2,109,675
Fixtures and tenant improvements	77,619	72,674
Construction in progress	252,877	133,415

	3,867,153	2,804,056
Less accumulated depreciation	(432,903)	(408,792)

Real estate, net	3,434,250	2,395,264
Cash and cash equivalents	22,009	16,371
Investments in and advances to joint ventures	317,385	258,610
Notes receivable	12,775	11,662
Other assets	122,453	94,945

	$3,908,872	$2,776,852

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Fixed rate notes	$540,500	$404,900
Variable rate term debt	300,000	22,120
Revolving credit facility	383,813	433,500

	1,224,313	860,520

Secured indebtedness:
Revolving credit facility	19,000	12,500
Mortgage and other secured indebtedness	879,339	625,778

	898,339	638,278

Total indebtedness	2,122,652	1,498,798
Accounts payable and accrued expenses	82,555	68,438
Dividends payable	35,197	25,378
Other liabilities	49,092	23,632

	2,289,496	1,616,246
Minority equity interest	21,541	22,049
Preferred operating partnership interests	—	175,010
Operating partnership minority interests	22,895	17,986

Commitments and contingencies	2,333,932	1,831,291

Shareholders’ equity:
Class C – 8.375% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	100,000	100,000
Class D – 8.68% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 216,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	54,000	54,000
Class F – 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at June 30, 2003 and December 31, 2002	150,000	150,000
Class G – 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at June 30, 2003	180,000	—
Voting preferred shares – 9.375% cumulative redeemable preferred shares, without par value, $25 liquidation value; 2,000,000 shares authorized, issued and outstanding at June 30, 2003	50,000	—
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 93,682,658 and 73,247,627 shares issued at June 30, 2003 and December 31, 2002, respectively	9,301	7,325
Paid-in-capital	1,286,321	881,777
Accumulated distributions in excess of net income	(140,255)	(154,621)
Deferred obligation	8,259	—
Accumulated other comprehensive loss	(1,127)	(588)
Less: Unearned compensation – restricted stock	(4,022)	(3,111)
Common stock in treasury at cost: 7,322,818 and 6,639,004 shares at June 30, 2003 and December 31, 2002	(117,537)	(89,221)

	1,574,940	945,561

	$3,908,872	$2,776,852

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2003	2002

Revenues from operations:
Minimum rents	$91,726	$60,973
Percentage and overage rents	1,292	564
Recoveries from tenants	23,214	16,778
Ancillary income	448	322
Other property related income	233	350
Management fee income	2,528	2,599
Development fee income	344	301
Interest income	1,156	1,883
Other	2,858	1,004

	123,799	84,774

Rental operation expenses:
Operating and maintenance	15,153	9,888
Real estate taxes	14,351	10,770
General and administrative	11,189	6,893
Interest	23,136	19,028
Impairment charge	2,640	—
Depreciation and amortization	24,296	17,321

	90,765	63,900

Income before equity in net income of joint ventures, minority interests, discontinued operations and gain on disposition of real estate and real estate investments	33,034	20,874
Equity in net income of joint ventures	6,797	10,890

Income before minority interests, discontinued operations and gain on disposition of real estate and real estate investments	39,831	31,764
Minority interests:
Minority equity interests	(391)	(447)
Preferred operating partnership minority interests	—	(4,770)
Operating partnership minority interests	(482)	(378)

	(873)	(5,595)

Income from continuing operations	38,958	26,169
Discontinued Operations:
Income from operations	192	526
Gain (loss) on sale of real estate and impairment charge, net	1,206	(3,526)

Income (loss) from discontinued operations	1,398	(3,000)

Income before gain on disposition of real estate and real estate investments	40,356	23,169
Gain on disposition of real estate and real estate investments	28,046	75

Net income	$68,402	$23,244

Net income applicable to common shareholders	$57,140	$16,162

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.65	$0.30
Income (loss) from discontinued operations	0.02	(0.05)

Net income applicable to common shareholders	$0.67	$0.25

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.64	$0.30
Income (loss) from discontinued operations	0.02	(0.05)

Net income applicable to common shareholders	$0.66	$0.25

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2003	2002

Revenues from operations:
Minimum rents	$165,547	$121,264
Percentage and overage rents	2,477	1,470
Recoveries from tenants	42,939	32,278
Ancillary income	796	665
Other property related income	308	574
Management fee income	5,132	5,362
Development fee income	673	806
Interest income	2,759	2,560
Other	5,921	4,739

	226,552	169,718

Rental operation expenses:
Operating and maintenance	28,320	19,133
Real estate taxes	26,524	20,748
General and administrative	18,913	13,381
Interest	42,128	37,887
Impairment charge	2,640	—
Depreciation and amortization	44,116	38,229

	162,641	129,378

Income before equity in net income of joint ventures, minority interests, discontinued operations and gain on disposition of real estate and real estate investments	63,911	40,340
Equity in net income of joint ventures	16,896	17,617

Income before minority interests, discontinued operations and gain on disposition of real estate and real estate investments	80,807	57,957
Minority interests:
Minority equity interests	(843)	(897)
Preferred operating partnership minority interests	(2,236)	(9,541)
Operating partnership minority interests	(859)	(762)

	(3,938)	(11,200)

Income from continuing operations	76,869	46,757
Discontinued Operations:
Income from operations	467	1,115
Gain (loss) on sale of real estate and impairment charge, net	1,206	(3,526)

Income (loss) from discontinued operations	1,673	(2,411)

Income before gain on disposition of real estate and real estate investments	78,542	44,346
Gain on disposition of real estate and real estate investments	28,245	2,829

Net income	$106,787	$47,175

Net income applicable to common shareholders	$83,650	$33,098

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.06	$0.57
Income (loss) from discontinued operations	0.02	(0.04)

Net income applicable to common shareholders	$1.08	$0.53

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$1.04	$0.56
Income (loss) from discontinued operations	0.02	(0.04)

Net income applicable to common shareholders	$1.06	$0.52

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands)
(Unaudited)

	2003	2002

Net cash flow provided by operating activities	$110,534	$78,948

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(141,884)	(90,451)
Proceeds from sale and refinancing of joint venture interests	12,004	23,905
Investments in and advances to joint ventures, net	(62,989)	(20,958)
Repayment (issuance) of notes receivable	6,647	(21,657)
(Repayments) advances to affiliates	(11,930)	4,088
Proceeds of disposition of real estate and real estate investments	210,668	34,908

Net cash flow provided by (used for) investing activities	12,516	(70,165)

Cash flow from financing activities:
Repayment of revolving credit facilities, net	(272,188)	(35,250)
Borrowings from term loan	300,000	—
Proceeds from construction loans and mortgages	195,444	36,965
Repayment of senior notes	(100,000)	—
Proceeds from issuance and exchange of medium term notes, net of underwriting commissions and $226 of offering expenses	—	17,094
Principal payments on rental property debt and term loan	(157,711)	(4,506)
Payment of deferred finance costs	(4,404)	(3,818)
Proceeds from the issuance of common shares, net of underwriting commissions and $119 of offering expenses	—	33,087
Proceeds from issuance of preferred shares, net of underwriting commissions and $724 and $540 of offering expenses paid in 2003 and 2002	173,606	144,735
Redemption of preferred shares	—	(149,750)
Redemption of preferred operating partnership units	(180,000)	(1,588)
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	10,193	17,663
Purchase of treasury stock	—	(11)
Distributions to preferred and operating partnership minority interests	(4,741)	(10,307)
Dividends paid	(77,611)	(60,457)

Net cash flow used for financing activities	(117,412)	(16,143)

Increase (decrease) in cash and cash equivalents	5,638	(7,360)
Cash and cash equivalents, beginning of period	16,371	19,069

Cash and cash equivalents, end of period	$22,009	$11,709

Supplemental disclosure of non-cash investing and financing activities:

For the six months ended June 30, 2003, in conjunction with the acquisition of a shopping center, the Company assumed liabilities of approximately $8.4 million. In connection with the merger of JDN Realty Corporation, the Company issued approximately 18.0 million common shares at an aggregate value of $381.8 million, $50.0 million of preferred shares, assumed mortgage and unsecured debt at a fair value of approximately $606.2 million and other liabilities of approximately $22.0 million. At June 30, 2003, dividends payable were $35.2 million. In June 2003, the Company's Chief Executive Officer completed a stock for stock option exercise, in which the Company recorded $20.1 million to common shares and paid in capital, $28.3 million to treasury stock and $8.2 million to deferred obligation. The deferred obligation represents the excess portion of the common shares exercised that were not physically awarded but rather deferred in a separate trust. Other liabilities include approximately $0.9 million, which represents the fair value of the Company’s interest rate swaps. Included in other assets and debt is approximately $7.3 million, which represents the fair value of the Company’s reverse interest rate swaps. The foregoing transactions did not provide for or require the use of cash.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands)
(Unaudited)

For the six months ended June 30, 2002, in conjunction with the acquisition of two shopping center properties, the Company issued approximately 2.5 million common shares in a registered offering at an aggregate value of $49.2 million and assumed other liabilities of approximately $1.8 million. In conjunction with the formation of a joint venture, the Company transferred property to the joint venture with a net book value of $24.3 million for partial consideration of a 10% equity interest. In addition, in conjunction with the acquisition of its partners’ 50% joint venture interest in a shopping center, the Company acquired property with a net book value of $20.9 million and assumed mortgage debt and other liabilities of approximately $9.7 million. This resulted in the elimination of the Company’s investment in such joint venture. At June 30, 2002, included in accounts payable and other liabilities, respectively, is $24.7 million of dividends declared and $4.2 million, which represents the aggregate fair value of the Company’s interest rate swaps. Included in other assets and debt is approximately $2.6 million, which represents the fair value of the Company’s reverse interest rate swaps. The foregoing transactions did not provide for or require the use of cash.

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

          The Company’s and JDN Realty Corporation’s (“JDN”) shareholders approved a definitive merger agreement pursuant to which JDN shareholders received 0.518 common shares of DDR in exchange for each share of JDN common stock on March 13, 2003. The transaction valued JDN at approximately $1.1 billion, which included approximately $606.2 million of assumed debt at fair market value and $50 million of voting preferred shares. Through this merger, DDR acquired 102 retail assets aggregating 23 million square feet including 16 development properties comprising approximately 6 million square feet of total GLA.

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

          These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

New Accounting Standards

          In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46” or “Interpretation”), “Consolidation of Variable Interest Entities.” The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this Interpretation apply immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 to existing VIE’s.

          During the second quarter of 2003, the Company evaluated its two joint venture relationships established after January 31, 2003 and determined that these joint ventures did not meet the standards under the Interpretation to be considered VIE’s.

          The Company is in the process of evaluating all of its joint venture relationships that existed prior to January 31, 2003 in order to determine whether the entities are VIE’s and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company believes that it is reasonably possible that the two taxable REIT subsidiaries are VIE’s where the Company is a primary beneficiary, which may require consolidation under this Interpretation. These entities own certain operating properties, development projects and a 79% equity interest in Coventry Real Estate Partners. The Company has several other potential VIE arrangements in its joint ventures in which the Company may meet the qualifications necessary to be considered the primary beneficiary or may hold a significant variable interest. It is possible that the Company will be required to consolidate certain of these entities in which the Company is the primary beneficiary or make additional disclosures related to its involvement with the entities. All of these joint ventures are included in the summarized financial information in Note 2 in Item 1.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” – an amendment of SFAS 123. This Statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions for interim period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. Accordingly, the Company has provided the appropriate disclosure for this interim period.

          The Company applies APB 25, “Accounting for Stock Issued to Employees” in accounting for its stock based plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Assuming application of the fair value method pursuant to SFAS 123, the compensation cost, which is required to be charged against income for all of the applicable stock based plans, was $3.0 million and $1.4 million for the six month periods ended June 30, 2003 and 2002, respectively. The amounts charged to expense were $3.0 million and $1.4 million for the six month periods ended June 30, 2003 and 2002, respectively.

		Three month periods		Six month periods
		Ended June 30,		Ended June 30,
		2003	2002	2003	2002

Net income	As reported	$68,402	$23,244	$106,787	$47,175
	Pro forma	$68,367	$22,722	$106,724	$47,007
Basic	As reported	$0.67	$0.25	$1.08	$0.53
	Pro forma	$0.67	$0.24	$1.08	$0.53
Diluted	As reported	$0.66	$0.25	$1.06	$0.52
	Pro forma	$0.66	$0.24	$1.06	$0.52

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. The new standard is effective for contracts entered into or modified after June 30, 2003. The provisions of this Statement that relate to SFAS 133 implementation issues that have been effective prior to January 1, 2003 have been adopted by the Company, as applicable. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

          In May 2003, FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is still in the process of evaluating the impact of this standard.

          In July 2003, the provisions of EITF Topic No. D-42 were clarified, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” This clarification states that for the purposes of calculating the excess of fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in a registrant’s balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders’ equity section those costs were initially classified on issuance. This clarification of Topic No. D-42 should be adopted retroactively in the first fiscal period ending after September 15, 2003, by restating the financial statements of prior periods, which will result in a charge to net income applicable to common shareholders of approximately $5.5 million, or approximately $0.09 per share for the year ended December 31, 2002. The Company expects to restate its presentation of the redemption of preferred stock in March 2002 due to this clarification.

Comprehensive Income

          Comprehensive income for the three month periods ended June 30, 2003 and 2002 was $68,244,000 and $24,091,000, respectively. Comprehensive income for the six month periods ended June 30, 2003 and 2002 was $106,248,000 and $50,746,000, respectively.

2.	EQUITY INVESTMENTS IN JOINT VENTURES

          At June 30, 2003 and December 31, 2002, the Company had an ownership interest in various joint ventures, which owned 55 and 49 operating shopping center properties, respectively, and 80 and 102 shopping center sites formerly owned by Service Merchandise Corporation, respectively.

          Combined condensed financial information of the Company’s joint venture investments are as follows (in thousands):

	June 30,	December 31,
	2003	2002

Combined Balance Sheets:
Land	$431,870	$368,520
Buildings	1,353,331	1,219,947
Fixtures and tenant improvements	28,175	24,356
Construction in progress	113,142	91,787

	1,926,518	1,704,610
Less accumulated depreciation	(149,576)	(153,537)

Real estate, net	1,776,942	1,551,073
Receivables, net	54,126	64,642
Investment in joint ventures	14,212	12,147
Leasehold interests	25,783	26,677
Other assets	92,298	80,285

	$1,963,361	$1,734,824

Mortgage debt	$1,196,742	$1,129,310
Amounts payable to DDR	110,234	106,485
Amounts payable to other partners	76,058	71,153
Other liabilities	76,380	61,898

	1,459,414	1,368,846
Accumulated equity	503,947	365,978

	$1,963,361	$1,734,824

Company’s proportionate share of accumulated equity	$147,050	$122,777

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Combined Statements of Operations:
Revenues from operations	$64,063	$55,113	$127,456	$109,435

Rental operation expenses	24,640	18,790	47,577	37,144
Depreciation and amortization expense of real estate investments	10,000	8,024	20,993	15,740
Interest expense	20,917	16,036	40,380	32,543

	55,557	42,850	108,950	85,427

Income before gain on sale of real estate and real estate investments and discontinued operations	8,506	12,263	18,506	24,008
Gain on sale of real estate and real estate investments	3,090	5,473	2,332	10,925

Income from continuing operations	11,596	17,736	20,838	34,933
Discontinued operations:
Income from discontinued operations	61	2,469	268	5,172
Gain on sale of real estate, net of tax	5,197	4,955	40,887	15,596

Net income	$16,854	$25,160	$61,993	$55,701

Company’s proportionate share of net income*	$7,094	$11,342	$17,531	$19,328

* For the three month periods ended June 30, 2003 and 2002, the difference between the $7.1 million and $11.3 million, respectively, of the Company’s proportionate share of net income reflected above, and $6.8 million and $10.9 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statement of operations is attributable to additional depreciation associated with basis differentials. For the six month periods ended June 30, 2003 and 2002, the difference between the $17.5 million and $19.3 million, respectively, of the Company’s proportionate share of net income reflected above, and $16.9 million and $17.6 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statement of operations is attributable to additional depreciation associated with basis differentials and deferred gain on sale. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical cost of the net assets of the joint venture. Differences in income also occur when the Company acquires assets from joint ventures. The Company’s proportionate share of gains recorded at the joint venture level associated with assets acquired by the Company which approximated $0.9 million for the six month period ended June 30, 2002 were eliminated by the Company when recording its share of the joint venture income.

          In May 2003, the Company completed the formation of DDR Markaz LLC, a joint venture transaction with an investor group led by Kuwait Financial Centre-Markaz (a Kuwaiti publicly traded company). The Company contributed seven retail properties to the joint venture. The properties are located in Richmond, California; Oviedo, Florida; Tampa, Florida; Highland, Indiana: Grove City, Ohio; Toledo, Ohio and Winchester, Virginia. In connection with this formation, DDR Markaz LLC secured $110 million, non-recourse, five year, secured financing at a fixed interest rate of 4.13%. The Company retained a 20% ownership interest in these seven properties and received cash proceeds of approximately $156 million. Proceeds from the transaction were used to repay variable rate indebtedness. The Company recognized a gain of approximately $25.9 million relating to the sale of the 80% interest in these properties and deferred a gain of approximately $6.5 million relating to the Company’s 20% interest. These properties are not included in discontinued operations as the Company maintains continuing involvement through both its ownership interest and management activities. The Company earns fees for asset management, property management, leasing, out-parcel sales and construction management.

          In April 2003, the Company acquired its partner’s 51% equity interest in a shopping center located in Suwanee, Georgia for approximately $18 million. The purchase was funded through the issuance of 145,196 operating partnership units valued at approximately $3.4 million. Upon acquisition, the Company repaid the mortgage debt assumed of $28.6 million. Additionally, the Company acquired its partner’s 50% equity interest in a shopping center located in Leawood, Kansas for approximately $15.3 million of cash and the assumption of debt of $53 million. In June 2003, the

Company formed a new joint venture which acquired a 712,000 square foot center in Kansas City, Missouri for $48.4 million. The Company’s ownership interest in this joint venture is 20%.

          In conjunction with the merger of JDN, the Company acquired an interest in three joint ventures which own developable land and one joint venture which owns an operating shopping center.

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

          Included in management fee income for the six month periods ended June 30, 2003 and 2002, is approximately $3.9 million and $3.7 million, respectively, of which $2.0 million and $1.8 million is reflected in the three month periods ended June 30, 2003 and 2002, respectively, of management fees earned by the Company for services rendered to the joint ventures. Included in interest income for the six month period ended June 30, 2003 and 2002, is approximately $1.6 million and $1.8 million, respectively, of which $0.8 million and $0.7 million is reflected in the three month periods ended June 30, 2003 and 2002, respectively, of interest earned on advances to certain joint ventures. Also included in revenues for the six month periods ended June 30, 2003 and 2002, is approximately $1.3 million and $1.4 million, respectively, of which $0.5 million and $0.2 million is reflected in the three month periods ended June 30, 2003 and 2002, respectively, of development fee income and commissions for services rendered to the joint ventures, net of amounts eliminated related to the Company’s proportionate ownership share, and interest income from notes receivable.

3.	MERGER OF JDN, ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

          During the first quarter of 2003, the Company’s and JDN’s shareholders approved a definitive merger agreement pursuant to which JDN shareholders received 0.518 common shares of DDR in exchange for each share of JDN common stock on March 13, 2003. The Company issued 18.0 million common shares valued at $21.22 per share based upon the average of the closing prices of DDR common shares between October 2, 2002 and October 8, 2002, the period immediately prior to and subsequent to the announcement of the merger. The transaction initially valued JDN at approximately $1.1 billion, which included approximately $606.2 million of assumed debt at fair market value and $50 million of voting preferred shares. In the opinion of the management, the $50 million of preferred shares represents the fair value as the preferred shares are callable at the Company’s option in September 2003. Through this merger, DDR acquired 102 retail assets aggregating 23 million square feet including 16 development properties comprising approximately 6 million square feet of total GLA. Additionally, DDR acquired a development pipeline of nine properties. DDR has engaged an appraiser to perform valuations of the real estate and certain other assets. As a result, the purchase price allocation at June 30, 2003 is preliminary and subject to change. The Company entered into the merger to acquire a large porfolio of assets. The revenues and expenses relating to the JDN properties are included in DDR’s historical results of operation from the date of the merger, March 13, 2003.

          For the six month period ended June 30, 2003, the Company also acquired one shopping center, a 67% interest in a shopping center, a 25% interest in a shopping center and a 20% interest in a shopping center. Additionally, the Company acquired its partner’s 50% interest in a joint venture and another partner’s 51% interest in a joint venture. These six properties aggregate approximately 2.8 million square feet of Company owned GLA at an initial aggregate investment of approximately $347.1 million.

          The following unaudited supplemental pro forma operating data is presented for the six months ended June 30, 2003 as if the merger with JDN and the acquisition of the six properties or partnership interests mentioned above were completed on January 1, 2002. Pro forma operating data presented for the six months ended June 30, 2002 is presented as if the acquisition of the 17 properties or partnership interests acquired in 2002 and 2003, the merger with JDN, the common share offerings completed in February 2002 and the preferred share offering completed in March 2002 had occurred on January 1, 2002. Pro forma amounts include transaction costs, general and administrative, losses on investments and settlement costs JDN has reported in its historical results of approximately $19.3 million and $7.2 million for the six months ended June 30, 2003 and 2002, respectively, which management believes to be non-recurring.

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,

	(in thousands, except per share)
	2003	2002	2003	2002

Pro forma revenues	$123,887	$123,066	$252,545	$250,074

Pro forma income from continuing operations	$38,814	$37,808	$67,849	$69,745

Pro forma income (loss) from discontinued operations	$1,398	$(2,113)	$1,673	$(2,411)

Pro forma net income applicable to common shareholders	$56,996	$29,521	$83,660	$56,287

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.65	$0.41	$0.97	$0.73
Income (loss) from discontinued operations	0.02	(0.05)	0.02	(0.04)

Net income applicable to common shareholders	$0.67	$0.36	$0.99	$0.69

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.63	$0.40	$0.94	$0.72
Income (loss) from discontinued operations	0.02	(0.05)	0.02	(0.04)

Net income applicable to common shareholders	$0.65	$0.35	$0.96	$0.68

4.	DISCONTINUED OPERATIONS

          Included in discontinued operations for the six month period ended June 30, 2003 and 2002, are eight properties sold in 2003, aggregating 610,000 square feet, and eight properties sold in 2002, aggregating 454,000 square feet.

The operating results relating to assets sold are as follows (in thousands):

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,

	(in thousands, except per share amounts)
	2003	2002	2003	2002

Revenues	$372	$1,368	$1,011	$2,950

Expenses:
Operating	46	322	102	694
Depreciation	51	336	269	730
Interest	83	184	173	411

	180	842	544	1,835

	192	526	467	1,115
Gain (loss) on sales of real estate and impairment charge, net	1,206	(3,526)	1,206	(3,526)

Income from discontinued operations	$1,398	$(3,000)	$1,673	$(2,411)

5.	OTHER ASSETS

          Other assets consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Accounts receivable, net (1)	$77,795	$60,074
Deferred charges, net	11,301	9,010
Fair value hedge	7,275	7,317
Prepaids, deposits and other assets	26,082	18,544

	$122,453	$94,945

(1)	Includes straight line rent receivables, net, of $20.4 million and $19.0 million at June 30, 2003 and December 31, 2002, respectively.

6.	IMPAIRMENT CHARGE

          An impairment charge of $2.6 million was recorded in the three month period ended June 30, 2003. This charge relates to the projected loss on the potential sale of two shopping center assets, aggregating 150,000 square feet of GLA, in 2003. These assets are not considered held for sale in accordance with SFAS 144 as not all sale considerations had been met at June 30, 2003.

7.	REVOLVING CREDIT FACILITIES

          The Company maintains its primary unsecured revolving credit facility with a syndicate of financial institutions, for which Bank One, NA serves as the administrative agent (the “Unsecured Credit Facility”). This facility provides for available borrowing capacity of $650 million and a maturity date of May 2005. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.0%), depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors

Service. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. At June 30, 2003, $383.8 million was outstanding under this facility with a weighted average interest rate, excluding the effects of any interest rate swaps, of 2.2%.

          The Company also maintains two secured revolving credit facilities with National City Bank of $30 million and $25 million, respectively. The $30 million credit facility is secured by certain partnership investments and the $25 million credit facility is a development construction facility secured by the applicable development project(s). The Company maintains the right to reduce the $30 million facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Both facilities have a maturity date of June 2005. Borrowings under these facilities bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.0% in relation to the $30 million facility and 1.5% in relation to the $25 million facility) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At June 30, 2003, $44.0 million was outstanding under these facilities with a weighted average interest rate of 2.4%.

8.	UNSECURED TERM LOAN

          In March 2003, in conjunction with the merger with JDN, the Company obtained a $300 million unsecured bridge facility for which Bank of America and Wells Fargo Bank serve as agents. The proceeds from this facility were used to repay JDN’s revolving credit facility with an outstanding principal balance of $229 million at the time of the merger and JDN’s $85 million MOPPRS debt and related call option which matured on March 31, 2003. This facility bears interest at variable rates (currently LIBOR plus 1.0%) depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investor Service. The unsecured term loan has an initial maturity date of March 2004, however, the Company has the right to extend the loan for up to an additional year. At June 30, 2003, $300 million was outstanding under this facility with an interest rate of 2.2%.

9.	UNSECURED NOTES

          In conjunction with the JDN merger, the Company assumed $235 million (fair value of $255.6 million at March 13, 2003) of unsecured notes. The Company subsequently repaid $85 million of MOPPRS debt and call option assumed from JDN at maturity and recorded a gain of approximately $2.4 million relating to the settlement of a call option on March 31, 2003. This amount is included in other income in the condensed consolidated statement of operations.

          In addition, the Company also assumed $75 million of 6.8% notes with a maturity of August 2004 and $85 million of 6.95% notes with a maturity of August 2007 with an aggregate fair market value of $168.0 million at March 13, 2003.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swaps:

          In June 2003, the Company entered into a $30 million interest rate swap for a two year term effectively converting floating rate debt of a secured construction loan into a fixed rate debt with an effective interest rate of 2.9%. In January 2003, the Company entered into two interest rate interest swaps, $50 million for a 1.5 year term and $50 million for a 2 year term, effectively converting floating rate debt under the Unsecured Credit Facility into fixed rate debt with an effective weighted average interest rate of 2.865%. In March 2002, the Company entered into two reverse interest rate swap agreements, $40 million for a 2.75 year term and $60 million for a 5 year term, effectively converting a portion of the outstanding fixed rate debt under the Company’s fixed rate senior notes to a variable interest rate of six month LIBOR.

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

Risk Management

          The Company purchases interest rate swaps designated as cash flow hedges to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company purchases interest rate swaps designated as fair value hedges to minimize significant unplanned fluctuations in the fair-value of its fixed rate debt that are caused by interest rate volatility. The Company generally does not utilize these arrangements for trading or speculative purposes. The principal risk to the Company through its interest rate hedging strategy is the potential inability of the financial institutions from which the interest rate swaps were purchased, to meet all of their payment obligations. To mitigate this exposure, the Company purchases its interest rate swaps from major financial institutions.

Cash Flow Hedges

          As of June 30, 2003, the aggregate fair value of the Company’s interest rate swaps was a liability of $0.9 million, which is included in other liabilities in the condensed consolidated balance sheet. For the six month periods ended June 30, 2003 and 2002, the amount of hedge ineffectiveness was not material.

          All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reflect as a charge to earnings $0.7 million of the amount recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Fair Value Hedges

          As of June 30, 2003, the aggregate fair value of the Company’s reverse interest rate swaps was an asset of $7.3 million, which is included in other assets, with the offsetting liability in Fixed Rate Notes in the condensed consolidated balance sheet. For the six months ended June 30, 2003, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the condensed consolidated statements of operations. The fair value of these reverse interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Joint Venture Derivative Instruments

          At June 30, 2003 and 2002, the Company’s joint ventures had two and three, respectively, interest rate swaps aggregating $93 million and $78 million, respectively, converting a portion of the variable rate mortgage debt to a weighted average fixed rate of approximately 5.6% and 6.58%, respectively, and an interest rate cap agreement, which matures in March 2004 and has a notional amount of $175 million, and a strike price of 4.0%. The aggregate fair value of these instruments at June 30, 2003 was a liability of $1.6 million, of which the Company’s proportionate share was $0.3 million.

11.	SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS

     The following table summarizes the changes in shareholders’ equity since December 31, 2002 (in thousands):

		Common
		Shares		Accumulated			Unearned
		($.10		Distributions		Accumulated	Compensation	Treasury
	Preferred	Stated	Pain-in	In Excess of	Deferred	Other	Restricted	Stock
	Shares	Value)	Capital	Net Income	Obligation	Comprehensive Loss	Stock	At Cost	Total

Balance December 31, 2002	$304,000	$7,325	$881,777	$(154,621)	$—	$(588)	$(3,111)	$(89,221)	$945,561
Net income				106,787					106,787
Change in fair value of interest rate swaps						(539)			(539)
Dividends declared – common shares				(69,924)					(69,924)
Dividends declared – preferred shares				(17,507)					(17,507)
Vesting of restricted stock					757		914	(757)	914
Issuance of restricted stock		10	2,271				(1,825)		456
Issuance of Class G preferred shares for cash – underwritten offering	180,000		(6,394)						173,606
Redemption of preferred operating partnership units				(4,990)					(4,990)
Merger with JDN	50,000	1,799	379,954						431,753
Issuance of common shares related to exercise of stock options and dividend reinvestment plan	—	167	28,713	—	7,502	—	—	(27,559)	8,823

Balance June 20, 2003	$534,000	$9,301	$1,286,321	$(140,255)	$8,259	$(1,127)	$(4,022)	$(117,537)	$1,574,940

          Common share dividends declared, per share, were $0.41 and $0.38 for the three month periods ended June 30, 2003 and 2002, respectively. Common share dividends declared, per share, were $0.82 and $0.76 for the six month periods ended June 30, 2003 and 2002, respectively.

          In conjunction with the JDN merger, the Company issued $50 million, 9 3/8% voting preferred shares in exchange for JDN’s 9 3/8% preferred stock.

          In March 2003, the Company issued $180 million, liquidation amount, 8.00% Preferred G Depositary Shares. Each Depositary Share represents 1/10 of a Preferred Share. The proceeds from this offering were used to acquire the $180 million Preferred OP Units, which carried a weighted average coupon of approximately 8.95%. The difference between the carrying amount of the Preferred OP Units of $175 million and the stated liquidation (i.e., redemption) amount of $180 million was recorded as a charge to net income available to common shareholders. This $5 million charge related to the recording of the original issuance costs associated with the Preferred OP Units.

          In June 2003, the Company announced the sale of $205 million of Class H Cumulative Redeemable Preferred shares with an annual dividend coupon of 7.375%. These shares were issued in July 2003. Additionally, in June 2003, the Company provided notice of redemption for all outstanding shares of its 8.375% Class C Depositary Cumulative Preferred shares aggregating $100 million, which were redeemed in July 2003.

12.	TRANSACTIONS WITH RELATED PARTIES

          In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds, which is owned in part by a director of the Company, and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation. The Company has a 25% interest in the joint venture.

          The Company earns fees for the management, leasing, development and disposition of the real estate portfolio of this joint venture. The designation rights enable the joint venture to determine the ultimate disposition of the real estate interests held by the bankrupt estate. At June 30, 2003, the portfolio consists of approximately 80 Service Merchandise retail sites totaling approximately 4.6 million square feet. The transaction was approved by the U.S. Bankruptcy Court in Nashville, Tennessee and subsequently the designation rights were transferred to the joint venture. During the first half of 2003, the joint venture sold 14 sites and received gross proceeds of approximately $28.2 million at an aggregate gain of $4.3 million. However, in the first quarter of 2003, the joint venture recognized a pre-tax loss which was primarily attributed to the rejection of one lease initially valued at approximately $2.3 million and related party interest costs aggregating approximately $1.8 million. The Company also earned disposition, development, management, and leasing fees aggregating $1.0 million and interest income of $0.9 million in 2003 relating to this investment. As of June 30, 2003, the Company has an investment of approximately $23.4 million in this joint venture.

13.	CONTINGENCIES

          In September 2001, a U.S. District Court entered a judgment in the amount of $9.0 million, plus attorneys’ fees, against the Company and three other defendants, in connection with a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company. The court awarded $4.0 million in punitive and $5.0 million in compensatory damages to the plaintiff. The other defendants include the former Chairman of the Board, who is also a significant shareholder and a director of the Company, a former executive of the Company and a real estate development partnership (the “Partnership”) owned by these two individuals. The plaintiff’s claim alleged breach of contract and fraud during the lease negotiation process that took place before and after the Company acquired the property. The Partnership sold the property to the Company in 1994.

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

			Three Month Periods		Six Month Periods
			Ended June 30,		Ended June 30,

			(in thousands, except per share amounts)
			2003	2002	2003	2002

Income from continuing operations			$38,958	$26,169	$76,869	$46,757
Add:	Gain on disposition of real estate and real estate investments		28,046	75	28,245	2,829
Less:	Preferred stock dividends		(11,262)	(7,082)	(18,147)	(14,077)
	Write-off of original issuance costs associated with preferred operating partnership units redeemed		—	—	(4,990)	—

Basic	–	Income from continuing operations and applicable to common shareholders	55,742	19,162	81,977	35,509
Add: Operating partnerships minority interests			482	—	859	—

Diluted	–	Income from continuing operations applicable to common shareholders	$56,224	$19,162	$82,836	$35,509

Number of Shares:
Basic – average shares outstanding			85,032	64,442	77,626	62,726
Effect of dilutive securities:
		Stock options	1,446	1,098	1,261	963
		Operating partnership minority interests	1,127	3	1,027	—
		Restricted stock	62	50	67	77

Diluted – average shares outstanding			87,667	65,593	79,981	63,766

Per share data:
	Basic earnings per share data:
		Income from continuing operations applicable to common shareholders	$0.65	$0.30	$1.06	$0.57
		Income (loss) from discontinued operations	0.02	(0.05)	0.02	(0.04)

		Net income applicable to common shareholders	$0.67	$0.25	$1.08	$0.53

	Diluted earnings per share data:
		Income from continuing operations applicable to common shareholders	$0.64	$0.30	$1.04	$0.56
		Income (loss) from discontinued operations	0.02	(0.05)	0.02	(0.04)

		Net income applicable to common shareholders	$0.66	$0.25	$1.06	$0.52

15.	SEGMENT INFORMATION

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

          The shopping center segment consists of 362 shopping centers, including 135 owned through joint ventures, in 44 states aggregating approximately 54.9 million square feet of Company-owned GLA. These shopping centers range in size from approximately 15,000 square feet to 750,000 square feet of Company-owned GLA. The business center segment consists of 35 business centers in 12 states aggregating approximately 4.0 million square feet of Company-owned GLA. These business centers range in size from approximately 20,000 square feet to 330,000 square feet of Company-owned GLA.

          The table below presents information about the Company’s reportable segments for the three and six month periods ended June 30, 2003 and 2002.

	Three months ended June 30, 2003
	(in thousands)

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$8,415	$115,384		$123,799
Operating expenses	(2,751)	(26,753)		(29,504)

	5,664	88,631		94,295
Unallocated expenses (A)			(61,261)	(61,261)
Equity in net income of joint ventures			6,797	6,797
Minority interests			(873)	(873)

Income from continuing operations				$38,958

	Three Months ended June 30, 2002
	(in thousands)

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$8,787	$75,987		$84,774
Operating expenses	(2,852)	(17,806)		(20,658)

	5,935	58,181		64,116
Unallocated expenses (A)			(43,242)	(43,242)
Equity in net income of joint ventures			10,890	10,890
Minority interests			(5,595)	(5,595)

Income from continuing operations				$26,169

	Six Months ended June 30, 2003
	(in thousands)

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$17,049	$209,503		$226,552
Operating expenses	(5,425)	(49,419)		(54,844)

	11,624	160,084		171,708
Unallocated expenses (A)			(107,797)	(107,797)
Equity in net income of joint ventures			16,896	16,896
Minority interests			(3,938)	(3,938)

Income from continuing operations				$76,869

Total real estate assets	$263,939	$3,603,214		$3,867,153

	Six Months ended June 30, 2002
	(in thousands)

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$17,764	$151,954		$169,718
Operating expenses	(5,546)	(34,335)		(39,881)

	12,218	117,619		129,837
Unallocated expenses (A)			(89,497)	(89,497)
Equity in net income of joint ventures			17,617	17,617
Minority interests			(11,200)	(11,200)

Income from continuing operations				$46,757

Total real estate assets	$276,269	$2,314,314		$2,590,583

(A)	Unallocated expenses consist of general and administrative, interest, depreciation and amortization and impairment charge as listed in the condensed consolidated statement of operations.

16.	SUBSEQUENT EVENTS

               In June 2003, the Company announced the sale of $205 million of Class H Cumulative Redeemable Preferred Shares with an annual dividend coupon of 7.375%. In addition, the Company called all outstanding shares of its 8.375% Class C Cumulative Preferred Shares aggregating $100 million on July 28, 2003 and provided notice for redemption for all outstanding shares of its 8.68% Class D Cumulative Preferred Shares aggregating $54 million on August 20, 2003. The sale of the $205 million of Class H Cumulative Redeemable Preferred Shares closed on July 28, 2003. The Company also intends to call its 9.375%, $50 million Voting Preferred Shares for redemption in September 2003.

          In July 2003, the Company issued $300 million of seven-year senior unsecured notes with a coupon rate of 4.625%. These notes are due August 1, 2010 and were offered at 99.843% of par. Proceeds from this offering were used to repay borrowings under the Company’s unsecured credit facility and to selectively prepay secured mortgage financing.

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

               Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, particularly certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	Although the Company completed its merger with JDN Realty Corporation (“JDN”) in March 2003, the Company may not realize the intended benefits of the merger. For example, the Company may not achieve the anticipated cost savings and operating efficiencies, the Company may not effectively integrate the operations of JDN and the JDN portfolio, including its development projects, and these properties may not perform as well as the Company anticipates;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties;

•	The Company may incur development, construction and renovation costs from a project that exceed original estimates;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than those of the Company, and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet, and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to potential environmental liabilities;

•	The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations; and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.

Results of Operations

Revenues from Operations

          Total revenues increased $39.0 million, or 46.0%, to $123.8 million for the three month period ended June 30, 2003 from $84.8 million for the same period in 2002. Total revenues increased $56.8 million, or 33.5%, to $226.5 million for the six month period ended June 30, 2003 from $169.7 million in 2002.

          Base and percentage rental revenues for the three month period ended June 30, 2003 increased $31.5 million, or 51.1%, to $93.0 million as compared to $61.5 million for the same period in 2002. Base rental revenues increased $45.3 million, or 36.9%, to $168.0 million for the six month period ended June 30, 2003 from $122.7 million in 2002. Aggregate base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2002 excluding those classified as discontinued operations) increased approximately $2.1 million, or 2.4%, for the six month periods ended June 30, 2003 as compared to the same period in 2002. The thirteen shopping centers acquired by the Company in 2002 and 2003 contributed $16.2 million of additional base rental revenue, the two newly developed shopping centers contributed $1.3 million and the JDN merger contributed $26.9 million. These increases were offset by a $2.0 million decrease from the transfer of eight properties in 2002 and 2003 and $0.3 million decrease related to the business center properties. Additionally, a $1.1 million increase relates to straight line rents primarily due to acquisitions, developments and the JDN merger.

          At June 30, 2003, the aggregate occupancy of the Company’s shopping center portfolio was 93.8 % as compared to 93.5% at June 30, 2002. Excluding the impact of the properties acquired through the JDN merger, the portfolio was 94.3% occupied. The average annualized base rent per occupied square foot was $10.49, as compared to $10.40 at June 30, 2002. Same store tenant sales performance over the trailing 12 month period within the Company’s portfolio is approximately $235 per square foot for those tenants required to report compared to $237 from the prior year. The Company believes this decrease to be due to the softening of the current economy combined with additional store openings in the Company’s shopping center markets.

          At June 30, 2003, the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 92.6% as compared to 92.7% at June 30, 2002. Excluding the impact of the properties acquired through the JDN merger, the portfolio was 94.0% occupied. The average annualized base rent per leased square foot was $9.27 as compared to $8.89 at June 30, 2002. At June 30, 2003, same store sales, for those tenants required to report sales (approximately 15.5 million square feet), was $227 per square foot, compared to $232 per square foot in 2002.

          At June 30, 2003, the aggregate occupancy rate of the Company’s joint venture shopping centers was 96.8% as compared to 95.4% at June 30, 2002. The average annualized base rent per leased square foot was $13.74 at June 30, 2003, as compared to $13.25 at June 30, 2002. At June 30, 2003, same store sales, for those tenants required to report such information (approximately 6.2 million square feet), was $258 per square foot, compared to $260 per square foot in 2002. At June 30, 2003, the aggregate occupancy of the Company’s business centers was 78.6%, as compared to 85.7% at June 30, 2002. This decrease is primarily attributable to deterioration in market conditions.

          Recoveries from tenants for the three month period ended June 30, 2003 increased $6.4 million, or 38.4%, to $23.2 million as compared to $16.8 million for the same period in 2002. Recoveries from tenants increased $10.6 million, or 33.0%, to $42.9 million for the six month period ended June 30, 2003 from $32.3 million in 2002. This increase was primarily related to the JDN merger, which contributed $4.7 million and the Company’s acquisition of twelve properties, which contributed $5.9 million. Recoveries were approximately 78.3% and 80.9% of operating expenses and real estate taxes for the six month periods ended June 30, 2003 and 2002, respectively. The slight decrease is primarily attributable to slightly lower occupancy levels combined with an increase in snow removal costs and an increase in bad debt expense.

          Ancillary and other property related income for the three month period ended June 30, 2003 and 2002 was $0.7 million in each period. Ancillary and other property related income decreased $0.1 million, or 10.9%, to $1.1 million for the six month period ended June 30, 2003 from $1.2 million in 2002. This slight decrease was primarily due to a reduction in late fee income. The Company continues to pursue additional ancillary income opportunities. It is anticipated that growth in ancillary revenues, such as advertising and temporary tenants, will continue as additional opportunities are pursued.

          Management fee income for the three month period ended June 30, 2003 decreased $0.1 million, or 2.7%, to $2.5 million as compared to $2.6 million for the same period in 2002. Management fee income decreased $0.2 million, or 4.3%, to $5.1 million for the six month period ended June 30, 2003 from $5.3 million in 2002. A decrease of $0.2 million was primarily associated with the termination of property management responsibilities for all of the real estate assets of Burnham Pacific Properties (“Burnham”) in 2002. As of June 30, 2002, the remaining Burnham assets were transferred into a liquidating trust and, as a result, the Company no longer provides property management services. In addition, due to the sale and transfer of several of the Company’s joint venture properties, management fee income decreased approximately $1.1 million as compared to 2002. The Company also assumed management responsibilities in October 2002 relating to a joint venture, which acquired the designation rights to real estate assets owned and controlled by Service Merchandise resulting in $0.3 million of management fee income offsetting this decrease. Additionally, the Company earned management income from joint venture interests acquired and formed in 2003, which aggregated $0.5 million.

          Development fee income for the three month period ended June 30, 2003 and 2002 was $0.3 million in each period. Development fee income decreased $0.1 million, or 16.5%, to $0.7 million for the six month period ended June 30, 2003 from $0.8 million in 2002. This decrease is primarily attributable to development projects and redevelopments becoming operational during 2002. Currently, the Company is involved in the redevelopment of real estate assets previously owned and controlled by Service Merchandise. The Company will continue to pursue additional development joint ventures as opportunities present themselves. In 2003 as compared to 2002, the Company is developing substantially more of its wholly-owned properties than properties held through joint ventures.

          Interest income for the three month period ended June 30, 2003 decreased $0.7 million or 38.6%, to $1.2 million as compared to $1.9 million for the same period in 2002. Interest income increased $0.2 million, or 7.8%, to $2.8 million for the six month period ended June 30, 2003 from $2.6 million in 2002. This increase was primarily associated with advances to certain joint ventures in which the Company has an equity ownership interest.

          Other income for the three month period ended June 30, 2003 increased $1.9 million, or 184.6%, to $2.9 million as compared to $1.0 million for the same period in 2002. Other income increased $1.2 million, or 24.9%, to $5.9 million for the six month period ended June 30, 2003 from $4.7 million in 2002. Other income for the six month period ended June 30, 2003 includes approximately $2.4 million of income from the settlement of a call option on March 31, 2003 relating to the MOPPRS debt assumed from JDN, principally arising from an increase in interest rates from the date of acquisition, March 13, 2003, to the date of settlement. Included in other income for the period ended June 30, 2003 and 2002 was approximately $0.7 million and $2.3 million, respectively, relating to the sale of certain option rights (2003) and the sale of development rights to the Wilshire project in Los Angeles, California in 2002. Lease termination fees were approximately $2.8 million in both years.

Expenses from Operations

          Rental operating and maintenance expenses for the three month period ended June 30, 2003 increased $5.3 million, or 53.2%, to $15.2 million as compared to $9.9 million for the same period in 2002. Rental operating and maintenance expenses increased $9.2 million, or 48.0%, to $28.3 million for the six month period ended June 30, 2003 from $19.1 million in 2002. An increase in $2.2 million is attributable to the Core Portfolio Properties, primarily due to an increase in snow removal costs and bad debt expense. An increase of $3.2 million is related to the 15 shopping centers acquired and developed in 2003 and 2002, $0.2 million related to the transfer of eight properties to joint ventures in 2002 and 2003 and $3.6 million is attributable to the JDN merger. This increase was offset by a decrease of $0.1 million related to the business center portfolio. The Company also recorded an increase in provisions for bad debt expense of approximately $1.3 million to $2.9 million for the six month period ended June 30, 2003 from $1.6 million in 2002, which approximates 1.3% and 1.0% of total revenues, respectively (See Economic Conditions).

          Real estate taxes for the three month period ended June 30, 2003 increased $3.6 million, or 33.2%, to $14.4 million as compared to $10.8 million for the same period in 2002. Real estate taxes increased $5.7 million, or 27.8%, to $26.5 million for the six month period ended June 30, 2003 from $20.8 million in 2002. Increases of $3.0 million related to the 15 shopping centers acquired and developed in 2003 and 2002, $2.7 million related to the JDN merger and $0.3 million is primarily associated with the Core Portfolio Properties. These increases were offset by a decrease of $0.3 million relating to the transfer of eight properties to joint ventures in 2002 and 2003.

          General and administrative expenses increased $4.3 million, or 62.3%, to $11.2 million for the three month period ended June 30, 2003 as compared to $6.9 million in 2002. General and administrative expense increased $5.5 million, or 41.3%, to $18.9 million for the six month period ended June 30, 2003 from $13.4 million in 2002. Total general and administrative expenses were approximately 5.3% and 4.5%, respectively, of total revenues, including total revenues of joint ventures, for the six month periods ended June 30, 2003 and 2002, respectively. The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments, including the JDN merger, which included certain transaction costs such as temporary employees, travel, relocation costs, recruiting fees and other transitional costs. In addition to increases attributable to the JDN merger in March 2003, included in the three and six month periods ended June 30, 2003, general and administrative expense is approximately $2.0 million and $2.5 million, respectively, of non-cash executive management incentive compensation primarily associated with performance unit grants which compares to $0.3 million and $0.8 million, respectively, during the same period of 2002. The performance unit awards granted in 2000 and 2002 provide for the issuance of up to 666,667 shares over a ten-year period, based on the average annual shareholder return over a five-year period with the shares vesting over the remaining five years. The increase of $1.7 million is attributable to the increase in the Company’s stock price in the second quarter of 2003. Excluding this additional non-cash incentive compensation, general and administrative expense, as a percentage of total revenues, including joint venture revenues, was approximately 4.7% for the six month period ended June 30, 2003.

          The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain construction administration costs of $2.5 million and $2.7 million for the six month period ended June 30, 2003 and 2002, respectively.

          Interest expense increased $4.1 million, or 21.6%, to $23.1 million for the three month period ended June 30, 2003, as compared to $19.0 million for the same period in 2002. Interest expense increased $4.2 million, or 11.2%, to $42.1 million for the six month period ended June 30, 2003 from $37.9 million in 2002. The overall increase in interest expense for the six month period ended June 30, 2003, as compared to the same period in 2002, is due to the merger with JDN combined with other acquisitions and developments, offset by lower interest rates. The weighted average debt outstanding during the six month period ended June 30, 2003 and related weighted average interest rate was $1.9 billion and 5.3%, respectively, compared to $1.3 billion and 6.6%, respectively, for the same period in 2002. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $2.8 million and $4.8 million for the three and six month periods ended June 30, 2003, as compared to $2.6 million and $5.0 million for the same periods in 2002.

          An impairment charge of $2.6 million was recorded in the three month and six months ended June 30, 2003. This charge relates to the projected loss on the potential sale of two shopping center assets, aggregating 150,000 square feet of GLA, in 2003. These assets are not considered held for sale in accordance with SFAS 144 as not all sale considerations had been met at June 30, 2003.

          Depreciation and amortization expense increased $7.0 million, or 40.3%, to $24.3 million for the three month period ended June 30, 2003, as compared to $17.3 million for the same period in 2002. Depreciation and amortization expense increased $5.9 million, or 15.4%, to $44.1 million for the six month period ended June 30, 2003 from $38.2 million in 2002. An increase of $3.4 million is related to the 15 shopping centers acquired and developed in 2003 and 2002, $0.4 million related to the business center portfolio and $6.2 million is associated with the JDN merger. This increase was offset by a decrease in the Core Portfolio properties of $4.0 million, which was attributable to an acceleration of certain depreciable costs in 2002 due to the redevelopment of certain assets. Additionally, $0.1 million related to the transfer of eight properties to joint ventures in 2002 and 2003.

          Equity in net income of joint ventures decreased $4.1 million, or 37.6%, to $6.8 million for the three month period ended June 30, 2003, as compared to $10.9 million for the same period in 2002. Equity in net income of joint ventures decreased $0.7 million or 4.1%, to $16.9 million for the six month period ended June 30, 2003 from $17.6 million in 2002. For the six month period ended June 30, 2002 as compared to 2003, a decrease of $1.8 million is primarily attributable to the Service Merchandise joint venture due to the rejection of one lease initially valued at $2.3 million. This decrease was offset by an increase of $1.1 million relating to the four joint ventures formed in 2003. During 2002 and 2003, the Company completed a significant amount of capital transactions related to its joint venture interests. These joint ventures sold nine properties to third parties and six properties or interests therein to the Company through June 30, 2003. The net gain realized from the sale of assets to third parties was offset by the loss of equity in net income from these properties for the six month period ended June 30, 2003 as compared to 2002.

          Minority equity interest expense decreased $4.7 million, or 84.3%, to $0.9 million for the three month period ended June 30, 2003, as compared to $5.6 million for the same period in 2002. Minority equity interest expense decreased $7.3 million, or 64.8%, to $3.9 million for the six month period ended June 30, 2003 from $11.2 million in 2002. This decrease relates primarily to the redemption of $180 million of preferred operating partnership interests from the proceeds of the issuance of the Preferred Class G shares in March 2003 and the conversion of $35.0 million of preferred operating partnership interests into 1.6 million common shares in December 2002.

          Income from discontinued operations increased $4.4 million, or 146.6%, to $1.4 million for the three month period ended June 30, 2003, as compared to a loss of $3.0 million in 2002. Income from discontinued operations increased $4.1 million, or 169.4%, to $1.7 million for the six month period ended June 30, 2003, as compared to a loss of $2.4 million in 2002. The loss in 2002 relates to an impairment charge of $4.7 million on a shopping center located in Orlando, Florida, which was sold in the fourth quarter of 2002. Included in discontinued operations were sixteen properties aggregating approximately 1.1 million square feet, eight of which were sold in 2003 and eight of which were sold in 2002.

          Gain on disposition of real estate and real estate investments aggregated $28.2 million for the six month period ended June 30, 2003, which primarily relates to the transfer of seven assets to a 20% owned joint venture which aggregated $25.8 million and land sales which aggregated $2.4 million. Gain on disposition of real estate and real estate investments aggregated $2.8 million for the six month period ended June 30, 2002, which primarily related to the sale of a 90% interest in a recently developed shopping center property located in Kildeer, Illinois which resulted in a gain of $2.3 million and land sales which resulted in an aggregate gain of $0.5 million.

          Net Income

          Net income increased $45.2 million, or 194.3%, to $68.4 million for the three month period ended June 30, 2003, as compared to net income of $23.2 million for the same period in 2002. Net income increased $59.6 million, or 126.4%, to $106.8 million for the six month period ended June 30, 2003 from $47.2 million in 2002. The increase in net income of $59.6 million is primarily attributable to increases in total revenues in excess of operating and maintenance, real estate taxes and general and administrative expenses aggregating $36.2 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, the 15 shopping centers acquired and developed in 2003 and 2002 and the JDN merger. In addition, there was a reduction in minority interest expense of $7.3 million, increases in gain on disposition of real estate and real estate investments of $25.4 million relating to the transfer of eight properties into joint ventures in 2002 and 2003, and income from discontinued operations of $4.1 million. These increases were offset by a decrease of $0.7 million from equity in net income of joint ventures, and increases in interest, depreciation expense and impairment charge of $4.2 million, $5.9 million and $2.6 million, respectively.

Funds From Operations

          Management believes that Funds From Operations (“FFO”) provides an additional indicator of the financial performance of a REIT. The Company also believes that FFO appropriately measures the core operations of the Company and provides a benchmark to its peer group. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. FFO is defined generally and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains (or losses) from sales of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) sales of securities, (iv) extraordinary items and (v) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and equity income from minority equity investments, impairment losses on real properties and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner. For the three month period ended June 30, 2003, FFO increased $17.4 million, to $58.6 million as compared to $41.2 million for the same period in 2002. For the six month period ended June 30, 2003, FFO increased $26.6 million, to $107.9 million as compared to $81.3 million for the same period in 2002.

The Company’s calculation of FFO is as follows (in thousands):

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Net income applicable to common shareholders (1)	$57,140	$16,162	$83,650	$33,098
Depreciation of real estate investments	23,973	17,277	43,694	38,208
Equity in net income of joint ventures	(6,797)	(10,890)	(16,896)	(17,617)
Joint ventures’ FFO (2)	8,149	14,755	15,943	23,351
Minority interest expense (OP Units)	482	378	859	762
Original issuance costs associated with the Preferred OP Units redeemed (3)	—	—	4,990	—
Impairment charge and (gain) loss on disposition of depreciable real estate and real estate investments, net (4)	(24,377)	3,526	(24,377)	3,526

	$58,570	$41,208	$107,863	$81,328

(1)	Includes straight line rental revenues of approximately $1.6 million and $0.9 million for the three month periods ended June 30, 2003 and 2002, respectively, and approximately $3.0 million and $1.9 million for the six month periods ended June 30, 2003 and 2002, respectively.

(2)	Joint ventures’ Funds From Operations are summarized as follows:

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Net income(a)	$16,854	$25,160	$61,993	$55,701
Gain on disposition of real estate, net (b)	(5,125)	—	(40,815)	(15,348)
Depreciation of real estate investments	10,068	8,601	21,481	18,104

	$21,797	$33,761	$42,659	$58,457

DDR ownership interest (c)	$8,149	$14,755	$15,943	$23,351

(a)	Revenue for the three month periods ended June 30, 2003 and 2002 included approximately $0.7 million and $0.8 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.1 million and $0.4 million, respectively. Revenue for the six month periods ended June 30, 2003 and 2002 included approximately $1.6 million and $1.8 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.4 million and $0.6 million, respectively.

(b)	The gain on disposition of recently developed shopping centers, owned by the Company’s taxable REIT affiliates is not reflected as an adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or assets sold in conjunction with the formation of the joint venture, which holds the designation rights for the Service Merchandise properties. These gains aggregated $0.3 million and $9.7 million for the six month periods ended June 30, 2003 and 2002, respectively, of which the Company’s proportionate share aggregated $0.1 million and $4.7 million, respectively.

(c)	At June 30, 2003 and 2002, the Company owned joint venture interests relating to 55 and 51 operating shopping center properties, respectively. In addition, at June 30, 2003 and 2002, respectively, the Company owned through its 25% owned joint venture, 80 and approximately 159 shopping center sites formerly owned by Service Merchandise. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.

(3)	Represents original issuance costs from the $180 million of preferred operating partnership units issued in 1999 and 2000. These preferred units were redeemed in March 2003 with the proceeds from the issuance of the Class G Preferred shares. This represents a non-cash charge to net income available to common shareholders and is not an adjustment to net income.

(4)	In 2003, gains resulting from residual land sales aggregated $2.2 million and $2.4 million for the three and six month periods, respectively. In 2002, the amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the condensed consolidated statement of operations aggregating $0.1 million and $0.5 million for the three and six month periods, respectively, consists of residual land sales, which management considers a sale of non-depreciated real property, and the sale of a newly developed shopping center, for which the Company maintained continuing involvement. As a result, these amounts are not included as an adjustment in arriving at FFO.

Off Balance Sheet Arrangements

          The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures. The Company has investments in operating properties, development properties, a management and development company and two taxable REIT subsidiaries. Such arrangements are generally with institutional investors and various developers located throughout the United States.

          In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates has agreed to fund the required capital associated with approved development projects aggregating approximately $7.4 million at June 30, 2003. These obligations, comprised principally of construction contracts, are generally due in twelve to eighteen months and are expected to be financed through new or existing construction loans.

          The Company has provided disproportionate loans and advances to certain unconsolidated entities in the amount of $109.7 million at June 30, 2003 for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owing to DDR. The Company has guaranteed base rental income from one to three years at fourteen centers held through the Service Merchandise joint venture, aggregating $3.5 million at June 30, 2003.

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

          The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $1.2 billion at June 30, 2003 and $1.1 billion at December 31, 2002 of which the Company’s proportionate share was $390.4 million and $387.1 million, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the Company and its partners in certain limited situations such as misuse of funds and material misrepresentations. In connection with certain of the Company’s joint ventures, one of the Company’s joint venture partners has agreed to fund any amounts due the joint venture’s construction lender if such amounts are not paid by the joint venture. In these instances, the Company has agreed to reimburse such joint venture partner an amount equal to the Company’s pro rata share of such amount aggregating $7.3 million at June 30, 2003. The Company also has provided a letter of credit for approximately $9.5 million to the holders of tax exempt floating rate certificates, the proceeds of which were loaned to an equity affiliate.

          Certain of the Company’s joint venture arrangements provide that the Company’s partner can convert its interest in the joint venture into common shares of DDR. The number of shares that DDR would be required to issue is dependent upon the then fair market value of the partner’s interest in the joint venture divided by the then fair market value of DDR’s common shares. The Company can elect to substitute cash for common shares. At June 30, 2003, assuming such conversion options were exercised, and shares were issued, an additional $236.4 million of mortgage indebtedness outstanding at June 30, 2003 relating to the joint ventures which contain these provisions would be recorded on the Company’s balance sheet. As a result, the Company’s assets and debt balances would increase by both the existing debt relating to these joint ventures, as previously referred to, as well as potential additional debt, which would be incurred to finance the purchase of the equity of the other partner. The Company does not anticipate that its joint venture partners will exercise their rights pursuant to the aforementioned conversion rights, as these institutional investors typically do not invest in equity securities.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows (in thousands):

	For the six month periods ended
	June 30,
	2003	2002

Cash flow from operating activities	$110,534	$78,948
Cash flow used for investing activities	12,516	(70,165)
Cash flow provided by (used for) financing activities	(117,412)	(16,143)

          The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of operating partnership units and joint venture capital, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities for the six month period ended June 30, 2003 compared to June 30, 2002 is primarily due to shopping center acquisitions and developments completed in 2003 and 2002, new leasing, expansion and re-tenanting of the Core Portfolio Properties, offset by changes in other assets and liabilities.

          The Company’s Board of Directors approved an increase in the 2003 quarterly dividend per common share to $0.41 from $0.38 in 2002. The Company’s common share dividend payout ratio for the first six months of 2003 approximated 65.6% of reported FFO as compared to 61.3% for the same period in 2002. The increase in the dividend payout ratio is primarily due to the timing of the JDN merger occurring late in the first quarter of 2003. As a result, the former JDN shareholders were entitled a full quarter dividend; however, the results of operations from the JDN portfolio were only reflected in the Company’s operating results from the merger date through June 30, 2003. It is anticipated that the current dividend level will continue to result in a conservative payout ratio of approximately 60% for future quarters in 2003. A low payout ratio will enable the Company to retain more capital, which will be utilized to fund attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

          During the six month period ended June 30, 2003, the Company and its joint ventures invested $1.3 billion, net, to acquire, develop, expand, improve and re-tenant its properties and merge with JDN. The Company’s expansion, acquisition and development activity is summarized below:

Strategic Transactions:

          The Company and Coventry Real Estate Advisors (“CREA”) announced the joint acquisition of the first property in connection with CREA’s formation of Coventry Real Estate Fund II (the “Fund”). The Fund was formed with several institutional investors and CREA as the investment manager. The Fund and DDR have agreed to jointly acquire value-added retail properties in the United States. CREA is seeking to raise up to $250 million of equity to invest exclusively in joint ventures with DDR. The Fund will invest in a variety of well-located retail properties that present opportunities for value creation, such as retenanting, market repositioning, redevelopment or expansion.

          DDR will co-invest 20% in each joint venture and will be responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, DDR will earn fees for property management, leasing and construction management plus a promoted interest above a 10% preferred return after return of capital to investors.

          The first property acquired by the joint venture, Ward Parkway, is a 712,000 square foot shopping center located in suburban Kansas City, Missouri that was purchased for approximately $48.4 million. Ward Parkway was built in 1959 as a three-anchor regional enclosed mall and redevelopment began in 2001. A portion of the property has been converted to an open-air center. The property is anchored by Target, Dillard’s, AMC Theater, Pier One Imports, SteinMart, Dick’s Sporting Goods, 24-Hour Fitness and T.J. Maxx. DDR will complete the remainder of the redevelopment by converting approximately 150,000 square feet of enclosed mall space to an open-air format. The property offers additional opportunities to add value through the leasing and development of an outparcel and 12 acres of excess land.

          In May 2003, the Company completed the formation of DDR Markaz LLC, a joint venture transaction with an investor group led by Kuwait Financial Centre – Markaz (a Kuwaiti publicly traded company). The Company contributed seven retail properties to the joint venture. The properties are located in Richmond, California; Oviedo, Florida; Tampa, Florida; Highland, Indiana; Grove City, Ohio; Toledo, Ohio and Winchester, Virginia. In connection with this formation, DDR Markaz LLC secured $110 million, non-recourse, five-year, secured financing at a fixed interest rate of 4.13%. Proceeds from the transaction were used to repay variable rate indebtedness. The Company retained a 20% ownership interest in these seven properties and received cash proceeds of approximately $156 million. The Company recognized a gain of approximately $25.9 million relating to the sale of the 80% interest in these properties and deferred a gain of approximately $6.5 million relating to the Company’s 20% interest. These properties are not included in discontinued operations as the Company maintains continuing involvement through both its ownership interest and management activities. The Company earns fees for asset management, property management, leasing, out-parcel sales and construction management.

          During the first quarter of 2003, the Company and JDN’s shareholders approved a definitive merger agreement pursuant to which JDN shareholders received 0.518 common shares of DDR in exchange for each share of JDN common stock on March 13, 2003. The total shares issued by DDR were approximately 18 million in conjunction with this merger. The transaction valued JDN at approximately $1.1 billion, which included approximately $606.2 million of assumed debt at fair market value and $50 million of voting preferred shares. The Company repaid approximately $314 million of debt assumed subsequent to the merger.

          DDR acquired 102 retail assets aggregating 23 million square feet including 16 development properties comprising approximately 6 million square feet of total GLA. Additionally, DDR acquired a development pipeline of nine properties. As a result of the transaction, as of June 30, 2003, DDR’s total market capitalization is approximately $5.2 billion (including its pro rata portion of unconsolidated joint venture debt).

          In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation. The Company has a 25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate use and disposition of the real estate interests held by the bankrupt estate. At June 30, 2003, the portfolio consisted of approximately 80 Service Merchandise retail sites totaling approximately 4.6 million square feet. The transaction was approved in 2002 by the U.S. Bankruptcy Court in Nashville, Tennessee and subsequently the designation rights were transferred to the joint venture.

          During 2003, the joint venture sold 14 sites and received gross proceeds of approximately $28.2 million at an aggregate gain of $4.3 million. However in the first quarter of 2003, the joint venture recognized a pre-tax loss, which was primarily attributed to the rejection of one lease initially valued at approximately $2.3 million. During 2003, the Company also earned disposition, development, management, and leasing fees aggregating $1.0 million and interest income of $0.9 million in 2003 relating to this investment. This joint venture has total assets and total debt of approximately $198.1 million and $79.9 million, respectively, at June 30, 2003. The Company’s investment in this joint venture was $23.4 million at June 30, 2003. The remaining 80 sites aggregate 4.6 million square feet of GLA of which 46.8% percent is leased or in the process of being leased.

Expansions:

          For the six month period ended June 30, 2003, the Company completed expansions and redevelopments at five shopping centers located in Birmingham, Alabama; Brandon, Florida; North Canton, Ohio; Fayetteville, North Carolina and Taylorsville, Utah at an aggregate cost of approximately $23.3 million. The Company is currently expanding/redeveloping eight shopping centers located in North Little Rock, Arkansas; Bayonet Point, Florida; Tucker, Georgia; Aurora, Ohio; Tiffin, Ohio; Erie, Pennsylvania; Monaca, Pennsylvania and Riverdale, Utah at a projected incremental cost of approximately $25.7 million. The Company is also scheduled to commence an additional expansion project at the Princeton, New Jersey shopping center.

          For the six month period ended June 30, 2003, one of the Company’s joint ventures completed expansions and redevelopments at two shopping centers located in Shawnee, Kansas and North Olmsted, Ohio at an aggregate cost of approximately $4.4 million. The Company’s joint ventures are currently expanding/redeveloping two shopping centers located in San Ysidro, California and Deer Park, Illinois at a projected incremental cost of approximately $18.2 million.

Acquisitions:

          In April 2003, the Company acquired its partner’s 51% equity interest in a shopping center located in Suwanee, Georgia for approximately $18 million. The purchase was funded through the issuance of approximately 145,196 million operating partnership units valued at approximately $3.4 million. Upon acquisition, the Company repaid the mortgage debt assumed of $28.6 million. Additionally, the Company acquired its partner’s 50% equity interest in a shopping center located in Leawood, Kansas for approximately $15.3 million of cash. In addition, the Company assumed debt of $53 million. In June 2003, the Company acquired a 20% joint venture interest in a 712,000 square foot center in Kansas City, Missouri for $48.4 million (See Strategic Transactions).

Development (Consolidated):

          During the six month period ended June 30, 2003, the Company completed the construction of five shopping centers located in Fayetteville, Arkansas; Aurora, Colorado; Parker, Colorado; St. John’s, Missouri and Frisco, Texas.

          The Company currently has 16 shopping center projects under construction, 14 of which resulted from the merger with JDN. These projects are located in Meridian, Idaho (Phase II of the existing shopping center); Long Beach, California; Sacramento, California; Fort Collins, Colorado; Parker, Colorado; Lithonia, Georgia; McDonough, Georgia; Overland Park, Kansas; Chesterfield, Michigan; Grandville, Michigan; Lansing, Michigan; Coon Rapids, Minnesota; Apex, North Carolina; Hamilton, New Jersey; Erie, Pennsylvania; Irving, Texas and Mesquite, Texas. These projects are scheduled for completion during 2003 through 2005 and will create an additional 3.1 million square feet of retail space. The aggregate cost of these development projects is estimated to be $451.7 million, of which $302.3 million had been incurred as of June 30, 2003.

          The Company anticipates commencing construction on four additional shopping centers located in Norwood, Massachusetts; St. Louis, Missouri; Mt. Laurel, New Jersey and McKinney, Texas.

Development (Joint Ventures):

          The Company has joint venture development agreements for three shopping center projects. These three projects have an aggregate projected cost of approximately $96.7 million and are currently scheduled for completion during 2003 and 2004. At June 30, 2003, approximately $84.6 million of costs were incurred in relation to these development projects. The projects located in Long Beach, California (City Place) and Austin, Texas are being financed through the Prudential/DDR Retail Value Fund. The other project is located in St. Louis, Missouri.

Dispositions:

          In May 2003, the Company transferred approximately $169 million of real estate assets to a new joint venture, DDR Markaz LLC, and recognized a gain of approximately $26.3 million (See Strategic Transactions). In April 2003, the Company sold three business center properties aggregating 0.4 million square feet of gross leasable area for approximately $14.0 million and recognized a gain of approximately $0.6 million. In April and May 2003, the Company sold four properties, aggregating 0.2 million square feet of GLA acquired in the merger with JDN for approximately $24 million and recognized a gain of $0.2 million. These properties are located in Gulf Breeze, Florida (Walgreen’s); Buford, Georgia; Fayetteville, Georgia and Lilburn, Georgia (Lowe’s). In June 2003, the Company also sold a shopping center located in Anderson, South Carolina for approximately $1.4 million and recognized a gain of approximately $0.4 million.

          In April 2003, one of the Company’s Retail Value Program joint ventures, in which the Company has a 24.75% ownership interest, sold a 15,000 square foot shopping located in Kansas City, Missouri for approximately $2.6 million and recognized a gain of $0.3 million of which the Company’s proportionate share was $0.1 million. In June 2003, the Company’s Community Centers VI joint venture, in which the Company owned a 50% equity interest, sold a 211,000 square foot shopping located in St. Louis, Missouri for approximately $22.0 million and recognized a gain of $5.2 million of which the Company’s proportionate share was $2.6 million.

          In March 2003, the Company’s Community Center Joint Venture in which the Company owns a 20% equity interest sold a 440,000 square foot shopping center located in San Diego, California for approximately $95.0 million, recognizing a gain of $35.7 million of which the Company’s portion was $7.1 million.

Financings:

          In June 2003, the Company announced the sale of $205 million of 7.375% Class H Depositary Cumulative Redeemable Preferred Shares. In addition, the Company called all outstanding shares of its 8.375% Class C Depositary Cumulative Preferred Shares aggregating $100 million on July 28, 2003 and provided notices for redemption for all outstanding shares of its 8.68% Class D Depositary Cumulative Preferred Shares aggregating $54 million for redemption on August 20, 2003. The sale of $205 million of Class H Depositary Cumulative Redeemable Preferred Shares closed on July 28, 2003. The Company also intends to call its $50 million, 9.375% Voting Preferred Shares for redemption in September 2003.

          In July 2003, the Company issued $300 million of seven-year senior unsecured notes with a coupon rate of 4.625%. These notes are due August 1, 2010 and were offered at 99.843% of par. Proceeds from this offering were used to repay borrowings under the Company’s unsecured credit facility and to selectively prepay secured mortgage financing.

          During the first quarter of 2003, the Company entered into a $150 million secured financing for five years with interest at a coupon rate of 4.41%. In addition, the Company entered into two interest rate swaps aggregating $100 million, effectively converting floating rate debt into fixed rate debt with an effective weighted average coupon rate of 2.875% and a life of 1.75 years.

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

Capitalization

          At June 30, 2003, the Company’s capitalization consisted of $2.1 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $390.4 million), $534.0 million of preferred shares and $2.5 billion of market equity (market equity is defined as common shares and common operating partnership units outstanding multiplied by the closing price per common share on the New York Stock Exchange at June 30, 2003 of $28.44), resulting in a debt to total market capitalization ratio of 0.41 to 1. At June 30, 2003, the Company’s total debt consisted of $1,171.1 million of fixed rate debt, including $130 million of variable rate debt which has been effectively swapped to a weighted average fixed rate of approximately 2.5%, and $944.3 million of variable rate debt, including $100 million of fixed rate debt which has been effectively swapped to a weighted average variable rate of approximately 3.4%.

          It is management’s intention to operate such that the Company has access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity or debt offerings, debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investor Services (Baa3) and Standard and Poor’s (BBB). In April 2003, both Moody’s and Standard and Poors changed the Company’s ratings outlook from negative to stable with regard to their long-term unsecured debt ratings. As of June 30, 2003, the Company had a shelf registration statement with the Securities and Exchange Commission under which $226.3 million of debt securities, preferred shares or common shares may be issued. In July 2003, the Company issued $205 million of 7.375%, Class H Cumulative Redeemable Preferred Shares. After the issuance of these shares, the Company has $21.3 million remaining on this shelf. The Company’s board of directors has approved, and the Company intends to file, a new shelf registration statement in August 2003, which will provide for the future issuance of up to $1.0 billion in securities.

          In addition, as of June 30, 2003, the Company had cash of $22.0 million and $277.2 million available under its $705 million of revolving credit facilities. On June 30, 2003, the Company also had 189 operating properties with revenue of $116.9 million, or 51.3% of the total revenue for the six month period ended June 30, 2003, which were unencumbered, thereby providing a potential collateral base for future borrowings. Approximately 86 of these properties were acquired through the JDN merger for which the revenues, aggregating $25.8 million, were only included in the Company’s operating results from the merger date of March 13, 2003.

Contractual Obligations and other Commitments

          In conjunction with the development of shopping centers, the Company has entered into construction commitments for its wholly-owned properties of $75.0 million at June 30, 2003. These arrangements, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through new or existing construction loans.

          In 1998, the Company guaranteed a five-year personal loan program aggregating approximately $15 million for certain of the Company’s current and former executives to purchase 974,663 common shares of the Company. This guarantee expires in November 2003 and the Company does not intend to extend this guarantee.

          At June 30, 2003, the Company had letters of credit outstanding of approximately $21.2 million of which $11.1 million relates to letters of credit made on behalf of equity affiliates.

          See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in Off Balance Sheet Arrangements.

Inflation

          Substantially all of the Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants’ gross sales and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalations are determined by negotiation or often related to increases in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for terms of less than ten years, which permits the Company to seek increased rents upon re-rental at market rates. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

Economic Conditions

          Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate markets and geographic regions with differing intensities and at different times. Many regions of the United States have been experiencing varying degrees of economic recession. A continuation of the economic recession, or further adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more national tenant anchors (Wal-Mart, Kohl’s, Target), home improvement stores (Home Depot, Lowe’s) and two or more medium sized big-box tenants (Bed, Bath & Beyond, TJ Maxx/Marshalls, Best Buy, Ross Stores), which generally offer day-to-day necessities, rather than high-priced luxury items. Because these merchants typically perform better in an economic recession than those merchants who market high-priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

          The retail shopping sector has been impacted by the competitive nature of the retail business and the competition for market share, where stronger retailers have out-positioned some of the weaker retailers. This positioning is taking market share away from weaker retailers and forcing them, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though these retailers have not filed for bankruptcy protection. Notwithstanding any store closures, the Company does not expect to have any significant losses associated with these tenants. Overall, the Company’s portfolio remains stable. While negative news relating to troubled retail tenants tends to attract attention, the vacancies created by unsuccessful tenants may also create opportunities to increase rent.

          Although several of the Company’s tenants filed for bankruptcy protection and the Company has experienced a temporary decrease in occupancy rates and an increase in bad debt expense as a result, leasing activity remains stable. The Company believes that the credit quality of its major tenants, including Wal-Mart, Kohl’s, Target, Lowe’s, Home Depot, TJ Maxx, Bed, Bath & Beyond and Best Buy are secure retailers based upon their credit quality. This stability is further evidenced by the tenants relatively constant same store tenant sales growth, in a weak economy. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 97%. Also, average base rental rates have increased from $5.48 to $10.49 since the Company’s public offering in 1993.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding joint venture debt is summarized as follows:

	June 30, 2003				June 30, 2002

		Weighted	Weighted			Weighted	Weighted
		Average	Average	Percentage		Average	Average	Percentage
	Amount	Maturity	Interest	of	Amount	Maturity	Interest	of
	(Millions)	(years)	Rate	Total	(Millions)	(years)	Rate	Total

Fixed Rate Debt	$1,171.1	6.3	6.4%	55.4%	$916.2	6.5	7.3%	68.7%
Variable Rate Debt	$944.3	2.2	2.5%	44.6%	$418.1	2.4	3.3%	31.3%

          A summary of the Company’s joint ventures’ indebtedness, including $93.0 million and $78.0 million of variable rate debt at June 30, 2003 and 2002, respectively, which was swapped to a weighted average fixed rate of approximately 5.6% and 6.58% at June 30, 2003 and 2002, respectively, is as follows (in millions):

	June 30, 2003				June 30, 2002

			Weighted	Weighted			Weighted	Weighted
	Joint	Company’s	Average	Average	Joint	Company’s	Average	Average
	Venture	Proportionate	Maturity	Interest	Venture	Proportionate	Maturity	Interest
	Debt	Share	(years)	Rate	Debt	Share	(years)	Rate

Fixed Rate Debt	$732.3	$139.4	4.9	6.4%	$687.9	$258.9	5.8	7.0%
Variable Rate Debt	$512.9	$250.9	1.5	3.6%	$537.8	$140.5	1.5	4.0%

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

          The interest rate risk on $130.0 million and $200.0 million of consolidated floating rate debt at June 30, 2003 and 2002, respectively, and $93 million and $78 million of joint venture floating rate debt at June 30, 2003 and 2002, respectively, of which $21.4 million and $12.6 million is the Company’s proportionate share at June 30, 2003 and 2002, respectively, have all been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company’s three fixed rate interest rate swaps have a fair value which represents a liability of $0.9 million at June 30, 2003 and two of which carry notional amounts of $50 million and one carries a notional amount of $30 million and convert variable rate debt to a fixed rate of 2.71%, 3.02% and 2.94%, respectively. The Company had one interest rate swap at December 31, 2002 which matured in January 2003 which represented a liability of $0.2 million, carried a notional amount of $100 million and converted variable rate debt to a fixed rate of 6.24%. The Company also has two variable rate interest swaps with a fair value that represents an asset of $7.3 million at June 30, 2003, carry a notional amount of $60 million and $40 million and convert fixed rate debt to a variable rate of 3.0% and 3.7%, respectively. The Company’s joint venture interest rate swaps have a fair value which represents a liability of $0.7 million and $2.5 million at June 30, 2003 and December 31, 2002, respectively, of which $0.4 million is the Company’s proportionate share for each period. At June 30, 2003 these swaps carry a notional amount of $55 million and $38 million and convert variable rate debt to a fixed rate of 4.83% and 6.603%, respectively. At June 30, 2002, in addition to the $38 million swap discussed above, the Company’s joint ventures also had two swaps, which carried a notional amount of $20 million and $20 million and convert variable rate debt to a fixed rate of 6.55% and 6.58%, respectively. The fair value of the Swaps is calculated based upon expected changes in future LIBOR rates.

          The fair value of the Company’s fixed rate debt and an estimate of the effect of a 100 basis point decrease in market interest rates adjusted to: (i) include the $100 million which was swapped to a fixed rate at June 30, 2003 and the $200 million which was swapped to a fixed rate at June 30, 2002 (ii) exclude the $100 million which was swapped to a variable rate at June 30, 2003 and 2002, (iii) include the Company’s proportionate share of the joint venture fixed rate debt and (iv) include the $21.4 million and $12.6 million, respectively, of joint venture debt which was swapped to a fixed rate at June 30, 2003 and 2002 and is summarized as follows (in millions):

	June 30, 2003				June 30, 2002

100
				100				Basis Point
				Basis Point				Decrease in
				Decrease in				Market
	Carrying	Fair		Market Interest	Carrying	Fair		Interest
	Value	Value		Rates	Value	Value		Rates

Company’s fixed rate debt	$1,171.1	$1,268.1	(1)	$1,330.1 (3)	$916.2	$945.2	(1)	$988.7 (3)
Company’s proportionate share of joint venture fixed rate debt	$250.9	$272.4	(2)	$283.5 (4)	$258.9	$269.0	(2)	$281.4 (4)

(1)	Includes the fair value of interest rate swaps which was a liability of $0.9 million and $4.2 million at June 30, 2003 and 2002, respectively.

(2)	Includes the fair value of interest rate swaps which was a liability of $0.4 million and $0.4 million at June 30, 2003 and 2002, respectively.

(3)	Includes the fair value of interest rate swaps which was a liability of $2.2 million and $4.9 million at June 30, 2003 and 2002, respectively.

(4)	Includes the fair value of interest rate swaps which was a liability of $0.3 million and $0.6 million at June 30, 2003 and 2002, respectively.

          The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

          Further, a 100 basis point increase in short term market interest rates at June 30, 2003 and 2002 would result in an increase in interest expense for the six month periods of approximately $4.6 million and $2.1 million, respectively, for the Company and $0.6 million and $0.7 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the six month period does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

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

	June 30,
	2003	2002

Total Notes Receivable	$95.3	$38.3
% Fixed Rate Loans	9.9%	32.0%
Fair Value of Fixed Rate Loans	$10.9	$12.3
Impact on Fair Value of 100 Basis Point Decrease in Market Interest Rates	$11.1	$12.6

          The Company and its joint ventures intend to continuously monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2003, the Company had no other material exposure to market risk.

New Accounting Standards

          In January 2003, the FASB issued FASB Interpretation No. 46 (“Fin 46 ” or “Interpretation”), “Consolidation of Variable Interest Entities.” The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that a holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this Interpretation apply immediately to VIE’s created after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 to existing VIE’s.

          During the second quarter of 2003, the Company evaluated its two joint venture relationships established after January 31, 2003 and determined that these joint ventures did not meet the standards under the Interpretation to be considered VIE’s.

          The Company is in the process of evaluating all of its joint venture relationships that existed prior to January 31, 2003 in order to determine whether the entities are VIE’s and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. The Company believes that it is reasonably possible that the two taxable REIT subsidiaries are VIE’s where the Company is a primary beneficiary, which may require consolidation under this Interpretation. These entities own certain operating properties, development projects and a 79% equity interest in Coventry Real Estate Partners. The Company has several other potential VIE arrangements in its joint ventures in which the Company may meet the qualifications necessary to be considered the primary beneficiary or may hold a significant variable interest. It is possible that the Company will be required to consolidate certain of these entities in which the Company is the primary beneficiary or make additional disclosures related to its involvement with the entities. All of these joint ventures are included in the summarized financial information in Note 2 in Item 1.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” – an amendment of SFAS 123. This Statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions for interim period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. Accordingly, the Company has provided the appropriate disclosure for this interim period.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities. The new standard is effective for contracts entered into or modified after June 30, 2003. The provisions of this Statement that relate to SFAS 133 implementation issues that have been effective prior to January 1, 2003 have been adopted by the Company, as applicable. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

          In May 2003, FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is still in the process of evaluating the impact of this standard.

          In July 2003, the provisions of EITF Topic No. D-42 were clarified, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” This clarification states that for the purposes of calculating the excess of fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in a registrant’s balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders’ equity section those costs were initially classified on issuance. This clarification of Topic No. D-42 should be adopted retroactively in the first fiscal period ending after September 15, 2003, by restating the financial statements of prior periods, which will result in a charge to net income applicable to common shareholders of approximately $5.5 million, or approximately $0.09 per share for the year ended December 31, 2002. The Company expects to restate its presentation of the redemption of preferred stock in March 2002. The Company will record a $5.7 million charge, or estimates $0.07 per share charge, in the third quarter of 2003 relating to its redemption of its Class C and Class D preferred shares.

Item 4. Controls and Procedures

          The Company evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of the end of the period covered by this quarterly report on Form 10-Q. The CEO and CFO have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

          None

ITEM 3.   DEFAULTS ON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2003, the Company held its annual meeting of shareholders. The only matter presented to the shareholders for a vote was the election of eleven directors, each to serve for a term of one year. The results of the election are as follows:

		Withheld
	For	Authority

Albert T. Adams	49,997,347.502	27,661,019.495
Dean S. Adler	50,324,584.499	27,333,782.498
Terrance R. Ahern	51,698,483.126	25,959,883.871
Robert H. Gidel	74,085,010.499	3,573,356.498
Daniel B. Hurwitz	74,857,161.499	2,801,205.498
David M. Jacobstein	74,855,871.502	2,802,495.495
Victor B. Macfarlane	74,923,427.126	2,734,939.871
Craig Macnab	76,638,237.499	1,020,129.498
Barry A. Sholem	75,907,585.499	1,750,781.498
Bert L. Wolstein	74,518,806.502	3,139,560.495
Scott A. Wolstein	74,642,623.617	3,015,743.380

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a.)    Exhibits

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002 1

1 These exhibits are deemed to accompany this report and are not “filed” as part of this report.

(b.)    Reports on Form 8-K

Date Filed	Item

May 5, 2003	Item 9
June 24, 2003	Item 7
June 26, 2003	Item 5 and 7

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

August 14, 2003	/s/ Scott A. Wolstein

(Date)	Scott A. Wolstein, Chief Executive Officer and Chairman of the Board

August 14, 2003 (Date)	/s/ William H. Schafer William H. Schafer, Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)