Form 10-Q
period 2003-09-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2003-11-14
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ✓ No

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act) Yes ✓ No

     As of November 10, 2003, the registrant had 86,387,297 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002.

Condensed Consolidated Statements of Operations for the Three Month Periods ended September 30, 2003 and 2002.

Condensed Consolidated Statements of Operations for the Nine Month Periods ended September 30, 2003 and 2002.

Condensed Consolidated Statements of Cash Flows for the Nine Month Periods ended September 30, 2003 and 2002.

Notes to Condensed Consolidated Financial Statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2003	2002

		As adjusted
		(Note 1)
Assets

Real estate rental property:

Land	$843,376	$488,292

Buildings	2,676,442	2,109,675

Fixtures and tenant improvements	81,863	72,674

Construction in progress	259,328	133,415

	3,861,009	2,804,056

Less accumulated depreciation	(457,610)	(408,792)

Real estate, net	3,403,399	2,395,264

Cash and cash equivalents	18,474	16,371

Investments in and advances to joint ventures	325,825	258,610

Notes receivable	10,985	11,662

Other assets	159,510	94,945

	$3,918,193	$2,776,852

Liabilities and Shareholders’ Equity

Unsecured indebtedness:

Fixed rate notes	$839,822	$404,900

Variable rate term debt	300,000	22,120

Revolving credit facility	130,000	433,500

	1,269,822	860,520

Secured indebtedness:

Revolving credit facility	18,500	12,500

Mortgage and other secured indebtedness	830,454	625,778

	848,954	638,278

Total indebtedness	2,118,776	1,498,798

Accounts payable and accrued expenses	95,134	68,438

Dividends payable	38,688	25,378

Other liabilities	49,895	23,632

	2,302,493	1,616,246

Minority equity interest	21,603	22,049

Preferred operating partnership interests	—	175,010

Operating partnership minority interests	22,896	17,986

	2,346,992	1,831,291

Commitments and contingencies

Shareholders’ equity:

Class C – 8.375% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at December 31, 2002	—	100,000

Class D – 8.68% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 216,000 shares issued and outstanding at December 31, 2002	—	54,000

Class F – 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at September 30, 2003 and December 31, 2002	150,000	150,000

Class G – 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at September 30, 2003	180,000	—

Class H – 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at September 30, 2003	205,000	—

Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 93,731,048 and 73,247,627 shares issued at September 30, 2003 and December 31, 2002, respectively	9,373	7,325

Paid-in-capital	1,300,035	887,321

Accumulated distributions in excess of net income	(157,878)	(160,165)

Deferred obligation	8,336	—

Accumulated other comprehensive loss	(936)	(588)

Less: Unearned compensation – restricted stock	(4,022)	(3,111)

Common stock in treasury at cost: 7,359,747 and 6,639,004 shares at September 30, 2003 and December 31, 2002, respectively	(118,707)	(89,221)

	1,571,201	945,561

	$3,918,193	$2,776,852

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2003	2002

Revenues from operations:

Minimum rents	$89,894	$65,934

Percentage and overage rents	769	812

Recoveries from tenants	24,972	18,446

Ancillary income	537	502

Other property related income	369	615

Management fee income	2,601	2,427

Development fee income	303	1,236

Interest income	1,133	1,496

Other	3,599	155

	124,177	91,623

Rental operation expenses:

Operating and maintenance	15,653	10,810

Real estate taxes	15,987	11,294

General and administrative	9,088	6,632

Interest	23,515	19,700

Depreciation and amortization	24,760	18,415

	89,003	66,851

Income before equity in net income of joint ventures, tax expense, minority interests, discontinued operations and gain on disposition of real estate and real estate investments	35,174	24,772

Equity in net income of joint ventures	6,852	4,781

Income tax expense of taxable REIT subsidiary	(130)	—

Income before minority interests, discontinued operations and gain on disposition of real estate and real estate investments	41,896	29,553

Minority interests:

Minority equity interests	(420)	(458)

Preferred operating partnership minority interests	—	(4,770)

Operating partnership minority interests	(444)	(342)

	(864)	(5,570)

Income from continuing operations	41,032	23,983

Discontinued Operations:

Income from operations	59	567

Gain on sale of real estate	—	468

Income from discontinued operations	59	1,035

Income before gain on disposition of real estate and real estate investments	41,091	25,018

Gain on disposition of real estate and real estate investments, net of tax	897	159

Net income	$41,988	$25,177

Net income applicable to common shareholders	$24,525	$18,687

Per share data:

Basic earnings per share data:

Income from continuing operations applicable to common shareholders	$0.29	$0.27

Income from discontinued operations	—	0.02

Net income applicable to common shareholders	$0.29	$0.29

Diluted earnings per share data:

Income from continuing operations applicable to common shareholders	$0.28	$0.26

Income from discontinued operations	—	0.02

Net income applicable to common shareholders	$0.28	$0.28

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2003	2002

		As adjusted (Note 1)
Revenues from operations:

Minimum rents	$255,267	$187,198

Percentage and overage rents	3,247	2,282

Recoveries from tenants	67,878	50,723

Ancillary income	1,333	1,167

Other property related income	677	1,189

Management fee income	7,733	7,789

Development fee income	976	2,042

Interest income	3,892	4,056

Other	9,520	4,895

	350,523	261,341

Rental operation expenses:

Operating and maintenance	43,962	29,942

Real estate taxes	42,491	32,041

General and administrative	28,001	20,012

Interest	65,620	57,588

Impairment charge	2,640	—

Depreciation and amortization	68,840	56,645

	251,554	196,228

Income before equity in net income of joint ventures, tax expense, minority interests, discontinued operations and gain on disposition of real estate and real estate investments	98,969	65,113

Equity in net income of joint ventures	23,748	22,398

Income tax expense of taxable REIT subsidiary	(130)	—

Income before minority interests, discontinued operations and gain on disposition of real estate and real estate investments	122,587	87,511

Minority interests:

Minority equity interests	(1,263)	(1,355)

Preferred operating partnership minority interests	(2,236)	(14,311)

Operating partnership minority interests	(1,303)	(1,104)

	(4,802)	(16,770)

Income from continuing operations	117,785	70,741

Discontinued Operations:

Income from operations	642	1,681

Gain (loss) on sale of real estate and impairment charge, net	1,206	(3,058)

Income (loss) from discontinued operations	1,848	(1,377)

Income before gain on disposition of real estate and real estate investments	119,633	69,364

Gain on disposition of real estate and real estate investments, net of tax	29,142	2,988

Net income	$148,775	$72,352

Net income applicable to common shareholders	$108,175	$46,241

Per share data:

Basic earnings per share data:

Income from continuing operations applicable to common shareholders	$1.32	$0.75

Income (loss) from discontinued operations	0.02	(0.02)

Net income applicable to common shareholders	$1.34	$0.73

Diluted earnings per share data:

Income from continuing operations applicable to common shareholders	$1.30	$0.74

Income (loss) from discontinued operations	0.02	(0.02)

Net income applicable to common shareholders	$1.32	$0.72

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands)
(Unaudited)

	2003	2002

Net cash flow provided by operating activities	$187,449	$158,001

Cash flow from investing activities:

Real estate developed or acquired, net of liabilities assumed	(171,314)	(266,952)

Proceeds from sale and refinancing of joint venture interests	21,759	20,548

Investments in and advances to joint ventures, net	(83,885)	(24,056)

Repayment (issuance) of notes receivable	8,436	(21,830)

(Advances) repayments to affiliates	(12,223)	8,824

Proceeds from disposition of real estate and real estate investments	219,768	37,663

Net cash flow (used for) investing activities	(17,459)	(245,803)

Cash flow from financing activities

(Repayment of) proceeds from revolving credit facilities, net	(526,500)	122,250

Borrowings from term loan	300,000	—

Proceeds from construction loans and mortgages	219,676	80,507

Proceeds from issuance of medium term notes, net of underwriting commissions and $450 of offering expenses	297,204	—

Repayment of senior notes	(100,000)	(25,000)

Proceeds from issuance and exchange of medium term notes, net of underwriting commissions and $226 of offering expenses	—	17,094

Principal payments on rental property debt and term loan	(230,828)	(49,652)

Payment of deferred finance costs	(4,669)	(4,477)

Proceeds from the issuance of common shares, net of underwriting commissions and $119 of offering expenses	—	33,087

Proceeds from issuance of preferred shares, net of underwriting commissions and $1,412 and $540 of offering expenses paid in 2003 and 2002, respectively	371,460	144,735

Redemption of preferred shares	(204,000)	(149,750)

Redemption of preferred operating partnership units	(180,000)	(1,588)

Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	19,027	17,822

Purchase of treasury stock	—	(11)

Distributions to preferred and operating partnership minority interests	(6,790)	(15,471)

Dividends paid	(122,467)	(91,586)

Net cash flow (used for) provided by financing activities	(167,887)	77,960

Increase (decrease) in cash and cash equivalents	2,103	(9,842)

Cash and cash equivalents, beginning of period	16,371	19,069

Cash and cash equivalents, end of period	$18,474	$9,227

Supplemental disclosure of non-cash investing and financing activities:

For the nine months ended September 30, 2003, in conjunction with the acquisition of a shopping center, the Company assumed liabilities of approximately $8.4 million. In connection with the merger of JDN Realty Corporation, the Company issued approximately 18.0 million common shares at an aggregate value of $381.8 million, $50.0 million of preferred shares, assumed mortgage and unsecured debt at a fair value of approximately $606.2 million and other liabilities of approximately $22.0 million. At September 30, 2003, dividends payable were $38.7 million. In 2003, in conjunction with stock for stock option exercises, the Company recorded $20.9 million to common stock and paid in capital, $29.5 million to treasury stock and $8.3 million to deferred obligation. The deferred obligation represents the portion of the common shares issued upon exercise that were not currently issued but rather deferred pursuant to a deferral plan for which the company maintains a separate trust. Other liabilities include approximately $0.8 million, which represents the fair value of the Company’s fixed rate interest rate swaps. Included in other assets and debt is approximately $6.7 million, which represents the fair value of the Company’s reverse interest rate swaps. The foregoing transactions did not provide for or require the use of cash.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands)
(Unaudited)

For the nine months ended September 30, 2002, in conjunction with the acquisition of two shopping center properties, the Company issued approximately 2.5 million common shares in a registered offering at an aggregate value of approximately $49.2 million, assumed mortgage debt and other liabilities of approximately $1.8 million. In conjunction with the formation of a joint venture, the Company transferred property to the joint venture with a net book value of $24.3 million for partial consideration of a 10% equity interest. In addition, in conjunction with the acquisition of its partner’s 80% interest in a shopping center, the Company acquired property with a book value of $40.8 million. In conjunction with the acquisition of its partner’s 50% joint venture interest in a shopping center the Company acquired property with a net book value of $20.9 million and assumed mortgage debt and other liabilities of approximately $9.7 million. In conjunction with the acquisition of its partners’ 75.25% interests in two shopping centers, the Company acquired properties with a book value of $100.6 million and assumed mortgage debt and other liabilities of $29.6 million. These resulted in the elimination of the Company’s investment in such joint ventures. In conjunction with the acquisition of five shopping centers, the Company assumed liabilities of approximately $1.2 million. At September 30, 2002, included in accounts payable is approximately $24.7 million of dividends declared and $2.7 million relating to construction in progress. Included in other liabilities is approximately $2.8 million, which represents the fair value of the Company’s interest rate swaps. Included in other assets and debt is approximately $7.1 million, which represents the fair value of the Company’s reverse interest rate swaps. The forgoing transactions did not provide for or require the use of cash.

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

     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the

Company’s audited financial statements and notes thereto included in the Company’s Form 8-K dated August 14, 2003 and filed on August 25, 2003, which reflects the impact of property sales as discontinued operations pursuant to the provisions of Statement of Financial Accounting Standard (“SFAS”) 144- “Accounting for the Impairment or Disposal of Long-Lived Assets” for the year ended December 31, 2002.

New Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46” or “Interpretation”), “Consolidation of Variable Interest Entities.” The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIEs expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this Interpretation apply immediately to VIEs created after January 31, 2003 and no later than the end of the first fiscal year or interim period ending after December 15, 2003 to entities that were created prior to February 1, 2003.

     In October 2003, the FASB issued an Exposure Draft of a Proposed Interpretation to modify certain provisions of FIN 46. The ultimate conclusions reached in this Proposed Interpretation are expected to impact the Company’s final assessments of several of its legal relationships under the Interpretation.

     During the second quarter of 2003, the Company evaluated its two joint venture relationships established after January 31, 2003 and determined that these joint ventures did not meet the standards under the Interpretation to be considered VIEs.

     In the second quarter of 2003, the Company merged its interests in two taxable REIT subsidiaries, DD Development Co. and DD Development II (C-Corporations) into one entity, DD Development Company. The Company believes that it is probable that this entity is a VIE where the Company is the primary beneficiary, which will require consolidation under this Interpretation. The Company owns a 95% economic interest in the venture, which holds various LLC interests in the following projects owned through the Prudential Retail Value Fund: three retail sites formerly occupied by Best Products acquired from Metropolitan Life, an equity investment in a portfolio of five retail properties in Kansas City, Kansas, an equity investment in a 440,000 square foot redevelopment project in Long Beach, California and a note receivable secured by certain real estate, which was received in settlement of advances made to DDR OliverMcMillan. This entity also owns a 79% equity interest in Coventry Real Estate Partners. As a result of consolidating this entity, assets will increase by approximately $7.7 million and liabilities will increase by approximately $12.7 million.

     The Company is in the process of evaluating all of its pre-existing joint venture relationships in order to determine whether the entities are VIEs and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. It is possible that the Company will be required to consolidate certain of these entities in which the Company is the primary beneficiary or make additional disclosures related to its involvement with the entities. All of these joint ventures are included in the summarized financial information in Note 2.

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

	Three Month Periods		Nine month periods
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income, as reported	$41,988	$25,177	$148,775	$72,352

Add: Stock-based employee compensation included in reported net income	571	521	3,558	1,753

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,502)	(791)	(3,998)	(2,163)

	$41,057	$24,907	$148,335	$71,942

Earnings Per Share:

Basic- as reported	$0.29	$0.29	$1.34	$0.73

Basic – pro forma	$0.27	$0.28	$1.34	$0.72

Diluted – as reported	$0.28	$0.28	$1.32	$0.72

Diluted – pro forma	$0.27	$0.28	$1.32	$0.71

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

     In May 2003, FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because the financial instrument embodies an obligation of the company. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, excluding certain mandatorily redeemable noncontrolling interests, for which the classification and measurement provisions of this Statement will be deferred indefinitely pursuant to FASB Staff Position 150-3. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

     In July 2003, the provisions of EITF Topic No. D-42 were clarified, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (“Topic No. D-42”).” This clarification states that for the purposes of calculating the excess of fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in a registrant’s balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders’ equity section those costs were initially classified on issuance. This clarification of Topic No. D-42 was adopted retroactively in these financial statements, which reflect a charge to net income applicable to common shareholders of $5.5 million, or $0.09 per share, for the nine months ended September 30, 2002. The $5.5 million charge represents the original issuance costs associated with the redemption of preferred stock in the second quarter of 2002. These costs were originally classified in additional paid in capital. In 2003, the Company also recorded a charge of $5.7 million and $10.7 million for the three and nine month periods ended September 30, 2003, respectively, representing the original issuance costs associated with the redemption of preferred stock (Note 11.)

Comprehensive Income

     Comprehensive income (in thousands) for the three month periods ended September 30, 2003 and 2002 was $42,179 and $26,958, respectively. Comprehensive income for the nine month periods ended September 30, 2003 and 2002 was $148,427 and $77,705, respectively.

2. EQUITY INVESTMENTS IN JOINT VENTURES

     At September 30, 2003 and December 31, 2002, the Company had an ownership interest in various joint ventures, which owned 52 and 49 operating shopping center properties, respectively, and 75 and 117 shopping center sites formerly owned by Service Merchandise Corporation, respectively.

     Combined condensed financial information of the Company’s joint venture investments is as follows (in thousands):

	September 30,	December 31,
	2003	2002

Combined Balance Sheets:

Land	$442,706	$368,520

Buildings	1,331,606	1,219,947

Fixtures and tenant improvements	29,730	24,356

Construction in progress	147,932	91,787

	1,951,974	1,704,610

Less accumulated depreciation	(158,929)	(153,537)

Real estate, net	1,793,045	1,551,073

Receivables, net	57,365	64,642

Investment in joint ventures	14,283	12,147

Leasehold interests	25,472	26,677

Other assets	87,705	80,285

	$1,977,870	$1,734,824

Mortgage debt	$1,238,499	$1,129,310

Amounts payable to DDR	129,627	106,485

Amounts payable to other partners	44,533	71,153

Other liabilities	78,004	61,898

	1,490,663	1,368,846

Accumulated equity	487,207	365,978

	$1,977,870	$1,734,824

Company’s proportionate share of accumulated equity	$143,739	$122,777

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Combined Statements of Operations:

Revenues from operations	$64,933	$55,588	$190,778	$166,498

Rental operation expenses	21,526	18,998	68,601	57,883

Depreciation and amortization expense of real estate investments	11,536	7,686	32,226	23,180

Interest expense	19,848	16,521	59,777	49,639

	52,910	43,205	160,604	130,702

Income before gain on sale of real estate and real estate investments and discontinued operations	12,023	12,383	30,174	35,796

Gain on sale of real estate and real estate investments	1,603	2,420	3,935	13,697

Income from continuing operations	13,626	14,803	34,109	49,493

Discontinued operations:

(Loss) income from discontinued operations	(227)	2,013	396	7,427

Gain on sale of real estate, net of tax	12,446	—	53,333	15,596

Net income	$25,845	$16,816	$87,838	$72,516

Company’s proportionate share of net income*	$7,148	$4,775	$24,678	$24,103

*     For the three month periods ended September 30, 2003 and 2002, the difference between the $7.1 million and $4.8 million, respectively, of the Company’s proportionate share of net income reflected above, and $6.9 million and $4.8 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statement of operations is attributable to additional depreciation associated with basis differentials. For the nine month periods ended September 30, 2003 and 2002, the difference between the $24.7 million and $24.1 million, respectively, of the Company’s proportionate share of net income reflected above, and $23.7 million and $22.4 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statement of operations is attributable to additional depreciation associated with basis differentials and deferred gain on sale. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical cost of the net assets of the joint venture. Differences in income also occur when the Company acquires assets from joint ventures. The Company’s proportionate share of gains recorded at the joint venture level associated with assets acquired by the Company which approximated $0.9 million for the nine month period ended September 30, 2002 were eliminated by the Company when recording its share of the joint venture income.

     Service fees earned by the Company through management, leasing and development activities performed related to the Company’s joint ventures are as follows (in millions):

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Management fees	$2.1	$1.7	$6.0	$5.3

Development fees and leasing commissions	0.4	1.8	1.7	3.2

Interest income	0.7	0.5	2.2	2.3

     In September 2003, one of the Company’s Retail Value Program joint ventures, in which the Company has a 20% ownership interest, sold two west coast shopping centers, a 103,000 square foot property located in suburban Sacramento, California for approximately $19.3 million and a 109,000 square foot property located in Fullerton, California for approximately $15.0 million and recognized an aggregate gain of approximately $12.5 million of which the Company’s proportionate share was $2.5 million.

     In June 2003, the Company’s Community Centers VI joint venture, in which the Company has a 50% ownership interest, sold a 211,000 square foot shopping center located in St. Louis, Missouri for approximately $22.0 million and recognized a gain of $5.2 million of which the Company’s proportionate share was $2.6 million.

     In May 2003, the Company completed the formation of DDR Markaz LLC, a joint venture transaction with an investor group led by Kuwait Financial Centre-Markaz (a Kuwaiti publicly traded company). The Company contributed seven retail properties to the joint venture. The properties are located in Richmond, California; Oviedo, Florida; Tampa, Florida; Highland, Indiana; Grove City, Ohio; Toledo, Ohio and Winchester, Virginia. In connection with this formation, DDR Markaz LLC secured $110 million, non-recourse, five year, secured financing at a fixed interest rate of 4.13%. The Company retained a 20% ownership interest in these seven properties and received cash proceeds of approximately $156 million. Proceeds from the transaction were used to repay variable rate indebtedness. The Company recognized a gain of approximately $25.9 million relating to the sale of the 80% interest in these properties and deferred a gain of approximately $6.5 million relating to the Company’s 20% interest. These properties are not included in discontinued operations as the Company maintains continuing involvement through both its ownership interest and management activities. The Company earns fees for asset management, property management, leasing, out-parcel sales and construction management. See discussion in Note 1 relating to FIN 46 assessment.

     In April 2003, the Company acquired its partner’s 51% equity interest in a shopping center located in Suwanee, Georgia for approximately $18 million. The purchase was funded through the issuance of 145,196 operating partnership units valued at approximately $3.4 million. Upon acquisition, the Company repaid the mortgage debt assumed of $28.6 million. Additionally, the Company acquired its partner’s 50% equity interest in a shopping center located in Leawood, Kansas for approximately $15.3 million of cash and the assumption of $53 million of debt. In June 2003, the Company formed a new joint venture, which acquired a 712,000 square foot center in Kansas City, Missouri for $48.4 million. The Company’s ownership interest in this joint venture is 20%. See discussion in Note 1 relating to FIN 46 assessment.

     In April 2003, one of the Company’s Retail Value Program joint ventures, in which the Company has a 24.75% ownership interest, sold a 15,000 square foot shopping center located in Kansas City, Missouri for approximately $2.6 million and recognized a gain of $0.3 million of which the Company’s proportionate share was $0.1 million.

     In conjunction with the merger of JDN, the Company acquired an interest in three joint ventures which own developable land and a 49% owned joint venture which owned an operating shopping center. As discussed above, the Company subsequently acquired the 51% ownership interest in the operating shopping center.

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

3. MERGER OF JDN, ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

     During the first quarter of 2003, the Company’s and JDN’s shareholders approved a definitive merger agreement pursuant to which JDN shareholders received 0.518 common shares of DDR in exchange for each share of JDN common stock on March 13, 2003. The Company issued 18.0 million common shares valued at $21.22 per share based upon the average of the closing prices of DDR common shares between October 2, 2002 and October 8, 2002, the period immediately prior to and subsequent to the announcement of the merger. The transaction initially valued JDN at approximately $1.1 billion, which included approximately $606.2 million of assumed debt at fair market value and $50 million of voting preferred shares. In the opinion of the management, the $50 million of preferred shares represents fair value. These preferred shares were redeemed in September 2003 (Note 11). Through this merger, DDR acquired 102 retail assets aggregating 23 million square feet including 16 development properties comprising approximately 6 million square feet of total GLA. Additionally, DDR acquired a development pipeline of several properties. DDR has engaged an appraiser to perform valuations of the real estate and certain other assets. Included in the assets acquired are the land, building and tenant improvements associated with the underlying real estate. The other assets allocation relates primarily to the value associated with in-place leases and tenant relationships of the properties. As a result, the purchase price allocation at September 30, 2003 is preliminary and subject to change. The Company entered into the merger to acquire a large portfolio of assets. The revenues and expenses relating to the JDN properties are included in DDR’s historical results of operations from the date of the merger, March 13, 2003.

     For the nine month period ended September 30, 2003, the Company also acquired one shopping center, a 67% interest in a shopping center, a 25% interest in a shopping center and a 20% interest in a shopping center. Additionally, the Company acquired its partner’s 50% interest in a joint venture and another partner’s 51% interest in a joint venture. These six properties aggregate approximately 2.8 million square feet of Company owned GLA at an initial aggregate investment of approximately $347.1 million.

     The following unaudited supplemental pro forma operating data is presented for the three and nine months ended September 30, 2003 as if the merger with JDN and the acquisition of the six properties or partnership interests mentioned above were completed on January 1, 2002. There are no pro forma adjustments for the three month period ended September 30, 2003. Pro forma operating data presented for the three and nine months ended September 30, 2002 is presented as if the acquisition of the 17 properties or partnership interests acquired in 2002 and 2003, the merger with JDN, the common share offerings completed in February 2002 and the preferred share offering completed in March 2002 had occurred on January 1, 2002. Pro forma amounts include transaction costs, general and administrative expenses, losses on investments and settlement costs JDN reported in its historical results of approximately $19.3 million and $8.7 million for the nine months ended September 30, 2003 and 2002, respectively, which management believes to be non-recurring.

	Three Month Periods		Nine Month Periods
	Ended September		Ended September

	(in thousands, except per share)
	2003	2002	2003	2002

Pro forma revenues	$124,177	$124,641	$376,516	$372,665

Pro forma income from continuing operations	$41,032	$31,153	$108,635	$97,086

Pro forma income from discontinued operations	$59	$2,839	$1,848	$3,764

Pro forma net income applicable to common shareholders	$24,525	$27,821	$108,055	$83,632

Per share data:

Basic earnings per share data:

Income from continuing operations applicable to common shareholders	$0.29	$0.30	$1.25	$0.95

Income from discontinued operations	—	0.04	0.02	0.05

Net income applicable to common shareholders	$0.29	$0.34	$1.27	$1.00

Diluted earnings per share data:

Income from continuing operations applicable to common shareholders	$0.28	$0.30	$1.21	$0.94

Income from discontinued operations	—	0.03	0.02	0.05

Net income applicable to common shareholders	$0.28	$0.33	$1.23	$0.99

4. DISCONTINUED OPERATIONS

     Included in discontinued operations for the three and nine month periods ended September 30, 2003 and 2002, are nine properties sold in 2003, aggregating 670,000 square feet, and eight properties sold in 2002, aggregating 454,000 square feet.

The operating results relating to assets sold are as follows (in thousands):

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,

	(in thousands, except per share amounts)
	2003	2002	2003	2002

Revenues	$133	$1,289	$1,351	$4,239

Expenses:

Operating	44	331	178	1,026

Interest	13	180	209	591

Depreciation	17	211	322	941

	74	722	709	2,558

	59	567	642	1,681

Gain (loss) on sales of real estate and impairment charge, net	—	468	1,206	(3,058)

Income (loss) from discontinued operations	$59	$1,035	$1,848	$(1,377)

5. OTHER ASSETS

     Other assets consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Accounts receivable, net (1)	$77,562	$60,074

Deferred charges, net	12,403	9,010

Fair value hedge	6,737	7,317

Prepaids, deposits and other assets (2)	62,808	18,544

	$159,510	$94,945

(1)	Includes straight line rent receivables, net, of $22.1 million and $19.0 million at September 30, 2003 and December 31, 2002, respectively.

(2)	Included in other assets is approximately $30.0 million related to the purchase price allocation of intangible assets in accordance with SFAS 141, “Business Combinations.” This amount represents the estimated intangible assets associated with in place leases and tenant relationships relating to the merger with JDN completed in March 2003 (See Note 3). The purchase price allocation at September 30, 2003 is preliminary and subject to change.

6. IMPAIRMENT CHARGE

     An impairment charge of $2.6 million was recorded in the nine month period ended September 30, 2003. This charge relates to the projected loss on the potential sale of two shopping center assets, aggregating 150,000 square feet of GLA, in 2003. These assets are not considered held for sale in accordance with SFAS 144 as not all sale considerations had been met at September 30, 2003.

7. REVOLVING CREDIT FACILITIES

     The Company maintains its primary unsecured revolving credit facility with a syndicate of financial institutions, for which Bank One, NA serves as the administrative agent (the “Unsecured Credit Facility”). This facility provides for available borrowing capacity of $650 million and a maturity date of May 2005. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.0%), depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. At September 30, 2003, $130.0 million was outstanding under this facility with a weighted average interest rate, excluding the effects of any interest rate swaps, of 2.1%.

     The Company also maintains two secured revolving credit facilities with National City Bank of $30 million and $25 million, respectively. The $30 million credit facility is secured by certain partnership investments and the $25 million credit facility is a development construction facility secured by the applicable development project(s). The Company maintains the right to reduce the $30 million facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Both facilities have a maturity date of June 2005. Borrowings under these facilities bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 1.0% in relation to the $30 million facility and 1.5% in relation to the $25 million facility) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At September 30, 2003, $18.5 million was outstanding under these facilities with a weighted average interest rate of 2.1%.

8. UNSECURED TERM LOAN

     In March 2003, in conjunction with the merger with JDN, the Company obtained a $300 million unsecured bridge facility for which Bank of America and Wells Fargo Bank serve as agents. The proceeds from this facility were used to repay JDN’s revolving credit facility with an outstanding principal balance of $229 million at the time of the merger and JDN’s $85 million MOPRS debt and related call option which matured on March 31, 2003. This facility bears interest at variable rates (currently LIBOR plus 1.0%) depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investor Service. The unsecured term loan has an initial maturity date of March 2004; however, the Company has the right to extend the loan for up to an additional year. At September 30, 2003, $300 million was outstanding under this facility with an interest rate of 2.1%.

9. UNSECURED NOTES

     In July 2003, the Company issued $300 million of seven-year senior unsecured notes with a coupon rate of 4.625%. These notes are due August 1, 2010 and were offered at 99.843% of par value. Proceeds from this offering were used to repay borrowings under the Company’s unsecured credit facility and to selectively prepay secured mortgage financing.

     In conjunction with the JDN merger, the Company assumed $235 million (fair value of $255.6 million at March 13, 2003) of unsecured notes. The Company subsequently repaid $85 million of MOPPRS debt and related call option assumed from JDN at maturity and recorded a gain of approximately $2.4 million relating to the settlement of the call option on March 31, 2003. This amount is included in other income in the condensed consolidated statement of operations. Other unsecured notes assumed included $75 million of 6.8% notes with a maturity of August 2004 and $85 million of 6.95% notes with a maturity of August 2007 with an aggregate fair market value of $168.0 million at March 13, 2003.

10. DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swaps:

     In June 2003, the Company entered into a $30 million interest rate swap for a two year term effectively converting floating rate debt of a secured construction loan into fixed rate debt with an effective interest rate of 2.9%. In January 2003, the Company entered into two interest rate swaps, $50 million for a 1.5 year term and $50 million for a 2 year term, effectively converting floating rate debt under the Unsecured Credit Facility into fixed rate debt with an effective weighted average interest rate of 2.865%. In March 2002, the Company entered into two reverse interest rate swap agreements, $40 million for a 2.75 year term and $60 million for a 5 year term, effectively converting a portion of the outstanding fixed rate debt under the Company’s fixed rate senior notes to a variable interest rate of six month LIBOR.

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

Risk Management

     The Company purchases interest rate swaps designated as cash flow hedges to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company purchases interest rate swaps designated as fair-value hedges to minimize significant unplanned fluctuations in the fair value of its fixed rate debt that are caused by interest rate volatility. The Company generally does not utilize these arrangements for trading or speculative purposes. The principal risk to the Company through its interest rate hedging strategy is the potential inability of the financial institutions from which the interest rate swaps were purchased to meet all of their payment obligations. To mitigate this exposure, the Company purchases its interest rate swaps from major financial institutions.

Cash Flow Hedges

     As of September 30, 2003 and December 31, 2002, the aggregate fair value of the Company’s interest rate swaps was a liability of $0.8 million and $0.2 million, respectively, which is included in other liabilities in the condensed consolidated balance sheet. For the three and nine month periods ended September 30, 2003 and 2002, the amount of hedge ineffectiveness was not material.

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

Fair Value Hedges

     As of September 30, 2003 and December 31, 2002, the aggregate fair value of the Company’s reverse interest rate swaps was an asset of $6.7 million and $7.3 million, respectively, which is included in other assets, with the offsetting liability in fixed rate notes in the condensed consolidated balance sheet. For the three and nine months ended September 30, 2003, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the condensed consolidated statements of operations. The fair value of these reverse interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Joint Venture Derivative Instruments

     At September 30, 2003 and December 31, 2002, the Company’s joint ventures had two and three, respectively, interest rate swaps aggregating $93 million and $78 million, respectively, converting a portion of the variable rate mortgage debt to a weighted average fixed rate of approximately 5.6% and 6.58%, respectively, and an interest rate cap agreement, which matures in March 2004 and has a notional amount of $175 million, and a strike price of 4.0%. The aggregate fair value of these instruments at September 30, 2003 and December 31, 2002 was a liability of $0.9 million and $2.5 million, respectively, of which the Company’s proportionate share was $0.2 million and $0.4 million, respectively.

11. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS

     The following table summarizes the changes in shareholders’ equity since December 31, 2002 (in thousands) as adjusted:

		Common
		Shares		Accumulated			Unearned
		($.10		Distributions		Accumulated	Compensation	Treasury
	Preferred	Stated	Pain-in	In Excess of	Deferred	Other	Restricted	Stock
	Shares	Value)	Capital	Net Income	Obligation	Comprehensive Loss	Stock	At Cost	Total

Balance December 31, 2002	$304,000	$7,325	$887,321	$(160,165)	$—	$(588)	$(3,111)	$(89,221)	$945,561

Net income				148,775					148,775

Change in fair value of interest rate swaps						(348)			(348)

Dividends declared – common shares				(105,336)					(105,336)

Dividends declared – preferred shares				(30,442)					(30,442)

Vesting of restricted stock					757		914	(757)	914

Issuance of restricted stock		10	2,271				(1,825)		456

Issuance of Class G and H preferred shares for cash – underwritten offering	385,000		(13,540)						371,460

Merger with JDN	50,000	1,799	379,954						431,753

Redemption of preferred operating partnership units and preferred shares	(204,000)		5,720	(10,710)					(208,990)

Issuance of common shares related to exercise of stock options and dividend reinvestment plan	—	239	38,309		7,579	—	—	(28,729)	17,398

Balance September 30, 2003	$535,000	$9,373	$1,300,035	$(157,878)	$8,336	$(936)	$(4,022)	$(118,707)	$1,571,201

     Common share dividends declared, per share, were $0.41 and $0.38 for the three month periods ended September 30, 2003 and 2002, respectively. Common share dividends declared, per share, were $1.23 and $1.14 for the nine month periods ended September 30, 2003 and 2002, respectively.

     In conjunction with the JDN merger, the Company issued $50 million, 9 3/8% voting preferred shares in exchange for JDN’s 9 3/8% preferred stock. These shares were redeemed in September 2003.

     In March 2003, the Company issued $180 million, liquidation amount, 8.00% Preferred G Depositary Shares. Each Depositary Share represents 1/10 of a Cumulative Redeemable Preferred Share. The proceeds from this offering were used to acquire the $180 million Preferred OP Units, which carried a weighted average coupon of approximately 8.95% and were classified outside of equity on the condensed consolidated balance sheet. The difference between the carrying amount of the Preferred OP Units of $175 million and the stated liquidation (i.e., redemption) amount of $180 million was recorded as a charge to net income available to common shareholders. This $5.0 million charge related to the recording of the original issuance costs associated with the Preferred OP Units.

     In July 2003, the Company issued $205 million, liquidation amount of 7.375% Class H Depositary Shares. Each Depositary Share represents 1/20 of a 7.375% Class H Redeemable Preferred Share. Additionally, in July 2003, the Company redeemed all outstanding shares of its 8.375% Class C Depositary Cumulative Preferred Shares aggregating $100 million. In August 2003, the Company redeemed all outstanding shares of its 8.68% Class D Depositary Cumulative Preferred Shares aggregating $54 million. In September 2003, the Company redeemed all outstanding shares of its 9.375% Class V Preferred Shares aggregating $50 million. The original issuance costs of the Class C and Class D shares aggregating $5.7 million was recorded as a charge to net income available to common shareholders upon redemption. See discussion of Topic D-42 in Note 1 relating to the prior year restatement.

     In 2003, certain officers and a director of the Company completed a stock for stock option exercise and received approximately 1.2 million common shares of stock in exchange for 720,743 common shares of the Company. The receipt of approximately 0.4 million of these common shares were deferred pursuant to a deferral plan. In addition, vesting of restricted stock grants approximating 45,000 shares of common stock of the Company were deferred. In connection with these transactions the Company recorded $8.3 million in deferred obligations. The shares associated with the option exercises and restricted stock vesting were deferred into the Developers Diversified Realty Corporation Deferred Compensation Plan, a non-qualified compensation plan. This plan was established in 2003 for certain key executives and directors of the Company to allow for the deferral of receipt of common stock of the Company with respect to eligible equity awards.

12. TRANSACTIONS WITH RELATED PARTIES

     In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds, which is owned in part by a director of the Company, and Klaff Realty, L.P. was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation. The Company has an approximate 25% interest in the joint venture.

     The Company earns fees for the management, leasing, development and disposition of the real estate portfolio of this joint venture. The designation rights enable the joint venture to determine the ultimate disposition of the real estate interests held by the bankrupt estate. At September 30, 2003, the portfolio consists of approximately 75 Service Merchandise retail sites totaling approximately 4.2 million square feet. The transaction was approved by the U.S. Bankruptcy Court in Nashville, Tennessee and subsequently the designation rights were transferred to the joint venture. For the nine months ended September 30, 2003, the joint venture sold 19 sites, rejected one site and received gross proceeds of approximately $42.6 million and recorded aggregate gain of $3.5 million. The Company also earned disposition, development, management, and leasing fees aggregating $1.4 million and interest income of $0.9 million in the first nine months of 2003 relating to this investment. As of September 30, 2003, the Company has an investment of approximately $20.7 million in this joint venture.

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

     A portion of the punitive damage award in the amount of $1.0 million against the former Chairman of the Board was overturned by the trial court judge in response to a post-trial motion. The Company’s initial post-trial motion to overturn the verdict was denied, and the Company has since appealed the verdict. Management believes that it is probable the verdict will ultimately be reversed, in whole or in substantial part and, accordingly, no provision has been recorded in the accompanying financial statements. Although there can be no assurances of the ultimate outcome, management does not believe that an adverse final determination, if any, will be material in relation to the Company’s cash flows, liquidity or financial condition. However, any amounts awarded to the plaintiff upon final resolution of this matter, could adversely affect the Company’s results of operations or financial position in the period they are recorded. Further, a determination has not been made as to the appropriate allocation of the contingent loss, if any, among the defendants. In connection with the pending appeal, the Company agreed to deposit an $8.0 million letter of credit with the court in 2002, in lieu of a bond, to eliminate the possibility of attachment of assets.

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

14. EARNINGS AND DIVIDENDS PER SHARE

     Earnings Per Share (EPS) have been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. There have been no changes to dilutive securities from those disclosed in the Company’s Form 8-K dated August 14, 2003 and filed on August 25, 2003 other than as described below.

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,

	(in thousands, except per share amounts)
	2003	2002	2003	As Adjusted 2002

Income from continuing operations	$41,032	$23,983	$117,785	$70,741

Add: Gain on disposition of real estate and real estate Investments	897	159	29,142	2,988

Less: Preferred stock dividends	(11,743)	(6,490)	(29,890)	(20,567)

Write-off of original issuance costs associated with preferred operating partnership units and preferred shares redeemed	(5,720)	—	(10,710)	—

Adjustment for effect of a change in accounting principle that is applied retroactively (Note 1)	—	—	—	(5,544)

Basic — Income from continuing operations and applicable to common shareholders	24,466	17,652	106,327	47,618

Add: Operating partnerships minority interests	—	—	1,303	—

Diluted — Income from continuing operations applicable to common shareholders	$24,466	$17,652	$107,630	$47,618

Number of Shares:

Basic — average shares outstanding	85,997	64,712	80,447	63,395

Effect of dilutive securities:

Stock options	997	994	1,173	973

Operating partnership minority interests	—	2	1,061	—

Restricted stock	72	53	75	83

Diluted — average shares outstanding	87,066	65,761	82,756	64,451

Per share data:

Basic earnings per share data:

Income from continuing operations applicable to common shareholders	$0.29	$0.27	$1.32	$0.75

Income (loss) from discontinued operations	—	0.02	0.02	(0.02)

Net income applicable to common shareholders	$0.29	$0.29	$1.34	$0.73

Diluted earnings per share data:

Income from continuing operations applicable to common shareholders	$0.28	$0.26	$1.30	$0.74

Income (loss) from discontinued operations	—	0.02	0.02	(0.02)

Net income applicable to common shareholders	$0.28	$0.28	$1.32	$0.72

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

     The shopping center segment consists of 351 shopping centers, including 127 owned through joint ventures, in 44 states aggregating approximately 53.7 million square feet of Company-owned GLA. These shopping centers range in size from approximately 15,000 square feet to 750,000 square feet of Company-owned GLA. The business center segment consists of 35 business centers in 12 states aggregating approximately 4.0 million square feet of Company-owned GLA. These business centers range in size from approximately 20,000 square feet to 330,000 square feet of Company-owned GLA.

     The table below presents information about the Company’s reportable segments for the three and nine month periods ended September 30, 2003 and 2002.

	Three Months ended September, 2003
	(in thousands)

	Business Centers	Shopping Centers	Other	Total

Total revenues	$8,119	$116,058		$124,177

Operating expenses	(3,092)	(28,548)		(31,640)

	5,027	87,510		92,537

Unallocated expenses (A)			(57,363)	(57,363)

Equity in net income of joint ventures			6,852	6,852

Tax expense			(130)	(130)

Minority interests			(864)	(864)

Income from continuing operations				$41,032

	Three Months ended September 30, 2002
	(in thousands)

	Business Centers	Shopping Centers	Other	Total

Total revenues	$8,895	$82,728		$91,623

Operating expenses	(2,677)	(19,427)		(22,104)

	6,218	63,301		69,519

Unallocated expenses (A)			(44,747)	(44,747)

Equity in net income of joint ventures			4,781	4,781

Minority interests			(5,570)	(5,570)

Income from continuing operations				$23,983

	Nine Months ended September 30, 2003
	(in thousands)

	Business Centers	Shopping Centers	Other	Total

Total revenues	$25,170	$325,353		$350,523

Operating expenses	(8,518)	(77,935)		(86,453)

	16,652	247,418		264,070

Unallocated expenses (A)			(165,101)	(165,101)

Equity in net income of joint ventures			23,748	23,748

Tax expense			(130)	(130)

Minority interests			(4,802)	(4,802)

Income from continuing operations				$117,785

Total real estate assets	$264,793	$3,596,216		$3,861,009

	Nine Months ended September 30, 2002
	(in thousands)

	Business Centers	Shopping Centers	Other	Total

Total revenues	$26,857	$234,484		$261,341

Operating expenses	(8,421)	(53,562)		(61,983)

	18,436	180,922		199,358

Unallocated expenses (A)			(134,245)	(134,245)

Equity in net income of joint ventures			22,398	22,398

Minority interests			(16,770)	(16,770)

Income from continuing operations				$70,741

Total real estate assets	$277,096	$2,520,756		$2,797,852

(A)	Unallocated expenses consist of general and administrative, interest, depreciation and amortization and impairment charge as listed in the condensed consolidated statement of operations.

16. SUBSEQUENT EVENTS

     In October 2003, the Company sold a 92,000 square foot shopping center located in St. Louis, Missouri for approximately $3.3 million, one of the properties of which the Company recorded an impairment charge in the second quarter of 2003 (Note 6).

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

Results of Operations

Revenues from Operations

     Total revenues increased $32.6 million, or 35.5%, to $124.2 million for the three month period ended September 30, 2003 from $91.6 million for the same period in 2002. Total revenues increased

$89.2 million, or 34.1%, to $350.5 million for the nine month period ended September 30, 2003 from $261.3 million in 2002.

     Base and percentage rental revenues for the three month period ended September 30, 2003 increased $23.9 million, or 35.8%, to $90.6 million as compared to $66.7 million for the same period in 2002. Base and percentage rental revenues increased $69.0 million, or 36.4%, to $258.5 million for the nine month period ended September 30, 2003 from $189.5 million in 2002. Aggregate base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2002 excluding those classified as discontinued operations) increased approximately $2.9 million, or 2.1%, for the nine month period ended September 30, 2003 as compared to the same period in 2002. The thirteen shopping centers acquired by the Company in 2002 and 2003 contributed $20.2 million of additional base rental revenue, the two newly developed shopping centers contributed $2.0 million and the JDN merger contributed $49.1 million. These increases were offset by a $6.0 million decrease from the transfer of eight properties in 2002 and 2003 and $0.9 million decrease related to the business center properties. Additionally, a $1.7 million increase relates to straight line rents primarily due to acquisitions, developments and the JDN merger.

     At September 30, 2003, the aggregate occupancy of the Company’s shopping center portfolio was 94.0% as compared to 94.2% at September 30, 2002. Excluding the impact of the properties acquired through the JDN merger, the portfolio was 94.6% occupied. The average annualized base rent per occupied square foot was $10.65, as compared to $10.47 at September 30, 2002. Same store tenant sales performance over the trailing 12 month period within the Company’s portfolio is approximately $234 per square foot for those tenants required to report such information compared to $237 from the prior year. The Company believes this decrease to be due to the softening of the current economy combined with additional store openings in the Company’s shopping center markets.

     At September 30, 2003, the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 92.6% as compared to 92.4% at September 30, 2002. Excluding the impact of the properties acquired through the JDN merger, the portfolio was 94.6% occupied. The average annualized base rent per leased square foot was $9.43 as compared to $9.09 at September 30, 2002. At September 30, 2003, same store sales, for those tenants required to report such information (approximately 15.8 million square feet), was $225 per square foot, compared to $227 per square foot in 2002. The Company believes this decrease to be due to the softening of the current economy combined with additional store openings in the Company’s shopping center markets.

     At September 30, 2003, the aggregate occupancy rate of the Company’s joint venture shopping centers was 98.8% as compared to 93.5% at September 30, 2002. The average annualized base rent per leased square foot was $13.98 at September 30, 2003, as compared to $13.36 at September 30, 2002. At September 30, 2003, same store sales, for those tenants required to report such information (approximately 6.3 million square feet), was $256 per square foot, compared to $257 per square foot in 2002. The Company believes this decrease to be due to the softening of the current economy combined with additional store openings in the Company’s shopping center markets.

     At September 30, 2003, the aggregate occupancy of the Company’s business centers was 77.6%, as compared to 84.1% at September 30, 2002.

     Recoveries from tenants for the three month period ended September 30, 2003 increased $6.5 million, or 35.4%, to $25.0 million as compared to $18.5 million for the same period in 2002. Recoveries from tenants increased $17.2 million, or 33.8%, to $67.9 million for the nine month period ended September 30, 2003 from $50.7 million in 2002. This increase was primarily related to the JDN merger, which contributed $11.7 million and the Company’s acquisition of thirteen properties, which contributed $10.0 million for the nine months ended September 30, 2003. Recoveries were approximately 78.5% and 81.8% of operating expenses and real estate taxes for the nine month periods ended September 30, 2003 and 2002, respectively. The slight decrease is primarily attributable to slightly lower occupancy levels combined with an increase in snow removal costs, an increase in bad debt expense (see rental operating and maintenance expenses) and changes in the Company’s portfolio of properties.

     Ancillary income for the three month period ended September 30, 2003 and 2002 was $0.5 million in each year. Ancillary income increased $0.2 million, or 14.3%, to $1.3 million for the nine month period ended September 30, 2003 from $1.1 million in 2002. Other property related income decreased $0.2 million, or 40.0%, to $0.4 million for the three month period ended September 30, 2003 as compared to $0.6 million for the same period in 2002. Other property related income decreased $0.5 million, or 43.1%, to $0.7 million for the nine month period ended September 30, 2003 from $1.2 million in 2002. This decrease was primarily due to a reduction in late fee income. The Company continues to pursue additional ancillary income opportunities. It is anticipated that growth in ancillary revenues, such as advertising and temporary tenants, will continue as additional opportunities are pursued.

     Management fee income for the three month period ended September 30, 2003 increased $0.2 million, or 7.2%, to $2.6 million as compared to $2.4 million for the same period in 2002. Management fee income decreased $0.1 million, or 0.7%, to $7.7 million for the nine month period ended September 30, 2003 from $7.8 million in 2002. A decrease of $0.3 million was primarily associated with the termination of property management responsibilities for all of the real estate assets of Burnham Pacific Properties (“Burnham”) in 2002. As of June 30, 2002, the remaining Burnham assets were transferred into a liquidating trust and, as a result, the Company no longer provides property management services. In addition, due to the sale and transfer of several of the Company’s joint venture properties, management fee income decreased approximately $1.1 million as compared to 2002. The Company also assumed management responsibilities in October 2002 relating to a joint venture, which acquired the designation rights to real estate assets owned and controlled by Service Merchandise resulting in $0.5 million of management fee income offsetting this decrease. Additionally, the Company earned management income from joint venture interests acquired and formed in 2003, which aggregated $0.9 million.

     Development fee income for the three month period ended September 30, 2003 decreased $0.9 million, or 75.5%, to $0.3 million as compared to $1.2 million for the same period in 2002. Development fee income decreased $1.0 million, or 52.2%, to $1.0 million for the nine month period ended September 30, 2003 from $2.0 million in 2002. This decrease is primarily attributable to development projects and redevelopments becoming operational during 2002. Currently, the Company is involved in the redevelopment of real estate assets previously owned and controlled by Service Merchandise. The Company will continue to pursue additional development joint ventures as opportunities present themselves. In 2003 as compared to 2002, the Company is developing substantially more of its wholly-owned properties than properties held through joint ventures.

     Interest income for the three month period ended September 30, 2003 decreased $0.4 million or

24.3%, to $1.1 million as compared to $1.5 million for the same period in 2002. Interest income decreased $0.2 million, or 4.1%, to $3.9 million for the nine month period ended September 30, 2003 from $4.1 million in 2002. This decrease was primarily associated with the change in advances to certain joint ventures in which the Company has an equity ownership interest.

     Other income for the three month period ended September 30, 2003 was $3.6 million as compared to $0.2 million for the same period in 2002. Other income increased $4.6 million, or 94.5%, to $9.5 million for the nine month period ended September 30, 2003 from $4.9 million in 2002.

Changes in other income are comprised of the following:

	Nine Months Ended
	September 30,

	2003	2002

Lease termination fees	$6.5	$3.0

Settlement of call option (1)	2.4	—

Sale of option rights (2) and other miscellaneous	1.1	2.4

(1)	Settlement of a call option on March 31, 2003 relating to the MOPPRS debt assumed from JDN, principally arising from an increase in interest rates from the date of acquisition, March 13, 2003, to the date of settlement.

(2)	Relates to the sale of certain option rights (2003), the sale of development rights to the Wilshire project in Los Angeles, California (2002).

Expenses from Operations

     Rental operating and maintenance expenses for the three month period ended September 30, 2003 increased $4.8 million, or 44.8%, to $15.6 million as compared to $10.8 million for the same period in 2002. Rental operating and maintenance expenses increased $14.0 million, or 46.8%, to $43.9 million for the nine month period ended September 30, 2003 from $29.9 million in 2002. An increase in $1.9 million is attributable to the Core Portfolio Properties, primarily due to an increase in snow removal costs. An increase of $4.3 million is related to the 15 shopping centers acquired and developed in 2003 and 2002, $0.2 million related to the business center portfolio, $7.9 million is attributable to the JDN merger and bad debt expense. This increase was offset by a decrease of $0.3 million related to the transfer of eight properties to joint ventures in 2002 and 2003. The Company also recorded an increase in provisions for bad debt expense of approximately $0.8 million to $3.9 million for the nine month period ended September 30, 2003 from $3.1 million in 2002, which approximates 1.1% and 1.2% of total revenues, respectively (See Economic Conditions).

     Real estate taxes for the three month period ended September 30, 2003 increased $4.7 million, or 41.6%, to $16.0 million as compared to $11.3 million for the same period in 2002. Real estate taxes increased $10.5 million, or 32.6%, to $42.5 million for the nine month period ended September 30, 2003 from $32.0 million in 2002. Increases of $4.7 million related to the 15 shopping centers acquired and developed in 2003 and 2002, and $6.8 million related to the JDN merger. These increases were offset by a decrease of $0.2 million primarily associated with the Core Portfolio Properties and $0.8 million relating to the transfer of eight properties to joint ventures in 2002 and 2003.

     General and administrative expenses increased $2.5 million, or 37.0%, to $9.1 million for the three month period ended September 30, 2003 as compared to $6.6 million in 2002. General and administrative expenses increased $8.0 million, or 39.9%, to $28.0 million for the nine month period ended September 30, 2003 from $20.0 million in 2002. Total general and administrative expenses were approximately 5.1% and 4.4%, respectively, of total revenues, including total revenues of joint ventures, for the nine month periods ended September 30, 2003 and 2002, respectively. The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments, including the JDN merger, which included certain transaction costs such as temporary employees, travel, relocation costs, recruiting fees and other transitional costs. In addition to increases attributable to the JDN merger in March 2003, included in the nine month period ended September 30, 2003 general and administrative expenses is approximately $2.8 million of non-cash executive management incentive compensation primarily associated with performance unit grants which compares to $1.1 million during the same period of 2002. The performance unit awards granted in 2000 and 2002 provide for the issuance of up to 666,667 shares over a ten-year period, based on the average annual shareholder return over a five-year period with the shares vesting over the remaining five years. Such increase is attributable to the increase in the Company’s stock price in 2003. Excluding this additional non-cash incentive compensation, general and administrative expenses, as a percentage of total revenues, including joint venture revenues, was approximately 4.8% for the nine month period ended September 30, 2003.

     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain construction administration costs of $3.7 million and $3.5 million for the nine month period ended September 30, 2003 and 2002, respectively.

     Interest expense increased $3.8 million, or 19.4%, to $23.5 million for the three month period ended September 30, 2003, as compared to $19.7 million for the same period in 2002. Interest expense increased $8.0 million, or 13.9%, to $65.6 million for the nine month period ended September 30, 2003 from $57.6 million in 2002. The overall increase in interest expense for the nine month period ended September 30, 2003, as compared to the same period in 2002, is due to the merger with JDN combined with other acquisitions and developments, offset by lower interest rates. The weighted average debt outstanding during the nine month period ended September 30, 2003 and related weighted average interest rate was $2.0 billion and 5.5%, respectively, compared to $1.4 billion and 6.3%, respectively, for the same period in 2002. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $3.5 million and $8.3 million for the three and nine month periods ended September 30, 2003, as compared to $2.2 million and $7.2 million for the same periods in 2002.

     An impairment charge of $2.6 million was recorded in the nine months ended September 30, 2003. This charge relates to the projected loss on the potential sale of two shopping center assets, aggregating 150,000 square feet of GLA, in 2003. These assets are not considered held for sale in accordance with SFAS 144 as not all sale considerations had been met at September 30, 2003. One of these properties was sold in October 2003.

     Depreciation and amortization expense increased $6.4 million, or 34.5%, to $24.8 million for the three month period ended September 30, 2003, as compared to $18.4 million for the same period in 2002. Depreciation and amortization expense increased $12.2 million, or 21.5%, to $68.8 million for the nine month period ended September 30, 2003 from $56.6 million in 2002. An increase of $4.9 million is related to the 15 shopping centers acquired and developed in 2003 and 2002, $0.7 million related to the business center portfolio and $11.7 million is associated with the JDN merger. This increase was offset by a decrease in the Core Portfolio properties of $4.0 million, which was attributable to an acceleration of certain depreciable costs in 2002 due to the redevelopment of certain assets. Additionally, $1.1 million related to the transfer of eight properties to joint ventures in 2002 and 2003.

     Income tax expense of the Company’s taxable REIT subsidiary was approximately $0.1 million for the nine month period ended September 30, 2003. This tax expense relates to certain operating properties assumed with the merger with JDN.

     Equity in net income of joint ventures increased $2.1 million, or 43.3%, to $6.9 million for the three month period ended September 30, 2003, as compared to $4.8 million for the same period in 2002. Equity in net income of joint ventures increased $1.3 million or 6.0%, to $23.7 million for the nine month period ended September 30, 2003 from $22.4 million in 2002. For the nine month period ended September 30, 2003 as compared to 2002, a decrease of $0.9 million is primarily attributable to the Service Merchandise joint venture due to a decrease in the gain on sale of the joint venture caused by a decrease of sites sold in 2003 as compared to 2002. This decrease was offset by an increase of $1.9 million relating to the five joint ventures formed in 2003. During 2002 and 2003, the Company completed a significant amount of capital transactions related to its joint venture interests. These joint ventures sold eleven properties to third parties and six properties, or interests therein, to the Company through September 30, 2003. The net gain realized from the sale of assets was offset by the loss of equity in net income from these properties for the nine month period ended September 30, 2003 as compared to 2002.

     Minority equity interest expense decreased $4.7 million, or 84.5%, to $0.9 million for the three month period ended September 30, 2003, as compared to $5.6 million for the same period in 2002. Minority equity interest expense decreased $12.0 million, or 71.4%, to $4.8 million for the nine month period ended September 30, 2003 from $16.8 million in 2002. This decrease relates primarily to the redemption of $180 million of preferred operating partnership interests from the proceeds of the issuance of the Preferred Class G shares in March 2003 and the conversion of $35.0 million of preferred operating partnership interests into 1.6 million common shares in December 2002.

     Income from discontinued operations decreased $0.9 million, or 94.3%, to $0.1 million for the three month period ended September 30, 2003, as compared to income of $1.0 million in 2002. Income from discontinued operations increased $3.2 million, to $1.8 million for the nine month period ended September 30, 2003, as compared to a loss of $1.4 million in 2002. The loss in 2002 relates to an impairment charge of $4.7 million on a shopping center located in Orlando, Florida, which was sold in the fourth quarter of 2002. Included in discontinued operations were 17 properties aggregating approximately 1.1 million square feet, nine of which were sold in 2003 and eight of which were sold in 2002.

     Gain on disposition of real estate and real estate investments aggregated $29.1 million for the nine month period ended September 30, 2003, which primarily relates to the transfer of seven assets to a 20% owned joint venture which aggregated $25.9 million and land sales which aggregated $3.3 million. Gain on disposition of real estate and real estate investments aggregated $3.0 million for the nine month period ended September 30, 2002, which primarily related to the sale of a 90% interest in a recently developed shopping center property located in Kildeer, Illinois which resulted in a gain of $2.3 million and land sales which resulted in an aggregate gain of $0.7 million.

     Net Income

     Net income increased $16.8 million, or 66.8%, to $41.9 million for the three month period ended September 30, 2003, as compared to net income of $25.1 million for the same period in 2002. Net income increased $76.4 million, to $148.8 million for the nine month period ended September 30, 2003 from $72.4 million in 2002. The increase in net income of $76.4 million is primarily attributable to increases in total revenues in excess of operating and maintenance, real estate taxes and general and administrative expenses aggregating $56.7 million, resulting from new leasing, retenanting and expansion of Core Portfolio Properties, the 15 shopping centers acquired and developed in 2003 and 2002 and the JDN merger. In addition, there was a reduction in minority interest expense of $12.0 million, increases in gain on disposition of real estate and real estate investments of $26.1 million relating to the transfer of eight properties into joint ventures in 2002 and 2003, equity in net income of joint ventures of $1.3 million and income from discontinued operations of $3.2 million. These increases were offset by increases in interest, depreciation, income tax expense and impairment charge of $8.0 million, $12.2 million, $0.1 million and $2.6 million, respectively.

Funds From Operations

     Management believes that Funds From Operations (“FFO”) provides an additional indicator of the financial performance of a REIT. The Company also believes that FFO appropriately measures the core operations of the Company and provides a benchmark to its peer group. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. FFO available to common shareholders is defined generally and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains (or losses) from sales of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) sales of securities, (iv) extraordinary items and (v) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and equity income from minority equity investments, impairment losses on real properties and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner. For the three month period ended September 30, 2003, FFO available to common shareholders increased $10.7 million, to $51.3 million as compared to $40.6 million for the same period in 2002. For the nine month period ended September 30, 2003, FFO available to common shareholders increased $37.8 million, to $154.2 million as compared to $116.4 million for the same period in 2002.

The Company’s calculation of FFO is as follows (in thousands):

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income applicable to common shareholders (1), (4)	$24,525	$18,687	$108,175	$46,241

Depreciation of real estate investments	24,319	18,029	68,013	56,237

Equity in net income of joint ventures	(6,852)	(4,781)	(23,748)	(22,398)

Joint ventures’ FFO (2)	8,872	8,794	24,815	32,145

Minority interest expense (OP Units)	444	342	1,303	1,104

Impairment charge and (gain) loss on disposition of depreciable real estate and real estate investments, net (3)	—	(468)	(24,377)	3,058

FFO available to common shareholders	51,308	40,603	154,181	116,387

Preferred dividends (4)	17,463	6,490	40,600	26,111

Total FFO	$68,771	$47,093	$194,781	$142,498

(1)	Includes straight line rental revenues of approximately $1.8 million and $1.2 million for the three month periods ended September 30, 2003 and 2002, respectively, and approximately $4.8 million and $3.1 million for the nine month periods ended September 30, 2003 and 2002, respectively.

(2)	Joint ventures’ Funds From Operations are summarized as follows:

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net income (a)	$25,845	$16,816	$87,838	$72,516

Gain on disposition of real estate, net (b)	(12,181)	273	(53,069)	(15,075)

Depreciation of real estate investments	11,627	8,537	33,109	26,822

	$25,291	$25,626	$67,878	$84,263

DDR ownership interest (c)	$8,872	$8,794	$24,815	$32,145

(a)	Revenue for the three month periods ended September 30, 2003 and 2002 included approximately $0.9 million and $0.7 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.3 million and $0.2 million, respectively. Revenue for the nine month periods ended September 30, 2003 and 2002 included approximately $2.5 million in each year, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.6 million and $0.9 million, respectively.

(b)	The gain on disposition of recently developed shopping centers, owned by the Company’s taxable REIT affiliates, is not reflected as an adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or are assets sold in conjunction with the formation of the joint venture, which holds the designation rights for the Service Merchandise properties. These gains aggregated $1.6 million and $1.2 million for the three month periods ended September 30, 2003 and 2002, respectively, of which the Company’s proportionate share aggregated $0.2 million and $0.3 million, respectively. These gains aggregated $3.4 million and $12.7 million for the nine month periods ended September 30, 2003 and 2002, respectively, of which the Company’s proportionate share aggregated $0.6 million and $6.7 million, respectively.

(c)	At September 30, 2003 and 2002, the Company owned joint venture interests relating to 52 and 49 operating shopping center properties, respectively. In addition, at September 30, 2003 and 2002, respectively, the Company owned through its approximately 25% owned joint venture, 75 and 117 shopping center sites formerly owned by Service Merchandise. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.

(3)	In 2003, gains resulting from residual land sales aggregated $0.9 million and $3.3 million for the three and nine month periods, respectively. In 2002, the amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the condensed consolidated statement of operations aggregating $0.2 million and $3.0 million for the three and nine month periods, respectively, consists of residual land sales, and the sale of a newly developed shopping center, which management considers a sale of non-depreciated real property, for which the Company maintained continuing involvement. As a result, these amounts are not included as an adjustment in arriving at FFO.

(4)	The Company complied with the Securities and Exchange Commission (“SEC”) July 31, 2003’s Staff Policy statement that clarifies EITF Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” and restated net income available to common shareholders for fiscal year 2002 and recorded the charges related to the 2003 transactions. As a result of this change in accounting principle, the Company has recorded a charge of $5.7 million for the three months ended September 30, 2003 and $10.7 million and $5.5 million for the nine months ended September 30, 2003 and 2002, respectively, to net income available to common shareholders and FFO.

Off Balance Sheet Arrangements

     The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures. The Company has investments in operating properties, development properties, a management and development company and a taxable REIT subsidiary. Such arrangements are generally with institutional investors and various developers located throughout the United States.

     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates has agreed to fund the required capital associated with approved development projects aggregating approximately $11.0 million at September 30, 2003. These obligations, comprised principally of construction contracts, are generally due in twelve to eighteen months and are expected to be financed through new or existing construction loans.

     The Company has provided disproportionate loans and advances to certain unconsolidated entities in the amount of $128.8 million at September 30, 2003 for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owing to DDR. The Company has guaranteed base rental income from one to three years at fourteen centers held through the Service Merchandise joint venture, aggregating $3.5 million at September 30, 2003.

     The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.

     The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $1.3 billion at September 30, 2003 and $1.1 billion at December 31, 2002 of which the Company’s proportionate share was $396.4 million and $387.1 million, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the Company and its partners in certain limited situations such as misuse of funds and material misrepresentations. In connection with certain of the Company’s joint ventures, one of the Company’s joint venture partners has agreed to fund any amounts due the joint venture’s construction lender if such amounts are not paid by the joint venture. In these instances, the Company has agreed to reimburse such joint venture partner an amount equal to the Company’s pro rata share of such amount aggregating $7.4 million at September 30, 2003. The Company also has provided a letter of credit for approximately $9.1 million to the holders of tax exempt floating rate certificates, the proceeds of which were loaned to an equity affiliate.

     Certain of the Company’s joint venture arrangements provide that the Company’s partner can convert its interest in the joint venture into common shares of DDR. The number of shares that DDR would be required to issue is dependent upon the then fair market value of the partner’s interest in the joint venture divided by the then fair market value of DDR’s common shares. The Company can elect to substitute cash for common shares. At September 30, 2003, assuming such conversion options were exercised, and shares were issued, an additional $236.4 million of mortgage indebtedness outstanding at September 30, 2003 relating to the joint ventures which contain these provisions would be recorded on the Company’s balance sheet. As a result, the Company’s assets and debt balances would increase by both the existing debt relating to these joint ventures, as previously referred to, as well as potential additional debt, which would be incurred to finance the purchase of the equity of the other partner. The Company does not anticipate that its joint venture partners will exercise their rights pursuant to the aforementioned conversion rights, as these institutional investors typically do not invest in equity securities.

     The Company has entered into an agreement with its joint venture partner for the six assets currently held in the Community Center Joint Venture. The Company and its partners have agreed to sell these assets prior to December 31, 2003; otherwise the Company is obligated to purchase the partners’ remaining 80% interest in these assets. The Company does not believe that this obligation to purchase the 80% interest will be initiated as these assets are expected to be sold to the Macquarie DDR Trust in November 2003 (See Strategic Transactions). In the unlikely event that the MDT transaction does not close, the Company believes that other institutional investors would agree to co-invest with the Company in these assets.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows (in thousands):

	For the nine month periods ended
	September 30,

	2003	2002

Cash flow from operating activities	$187,449	$158,001

Cash flow used for investing activities	(17,459)	(245,803)

Cash flow (used for) provided by financing activities	(167,887)	77,960

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of operating partnership units and joint venture capital, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities for the nine month period ended September 30, 2003 compared to September 30, 2002 is primarily due to shopping center acquisitions and developments completed in 2003 and 2002, new leasing, expansion and re-tenanting of the Core Portfolio Properties, offset by changes in other assets and liabilities.

     The Company’s Board of Directors approved an increase in the 2003 quarterly dividend per common share to $0.41 from $0.38 in 2002. The Company’s common share dividend payout ratio for the first nine months of 2003 approximated 64.7% of reported FFO, excluding the non-cash charges associated with the redemption of preferred shares aggregating $10.7 million, as compared to 61.4% for the same period in 2002. The increase in the dividend payout ratio is primarily due to the timing of the JDN merger occurring late in the first quarter of 2003. As a result, the former JDN shareholders were entitled to a full quarter dividend; however, the results of operations from the JDN portfolio were only reflected in the Company’s operating results from the merger date of March 13, 2003. It is anticipated that the current dividend level will continue to result in a conservative payout ratio of approximately 60% for the last quarter of 2003. A low payout ratio will enable the Company to retain more capital, which will be utilized to fund attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

     During the nine month period ended September 30, 2003, the Company and its joint ventures invested $1.3 billion, net, to acquire, develop, expand, improve and re-tenant its properties and merge with JDN. The Company’s expansion, acquisition and development activity is summarized below:

Strategic Transactions:

Macquarie DDR Trust

     The Company announced that it intends to form an Australian based Listed Property Trust with Macquarie Bank Limited (ASX: MBL), an international investment bank and advisor and manager of specialized real estate funds in Australia. Macquarie DDR Trust (“MDT”) will focus on acquiring ownership interests in institutional-quality community center properties in the U.S. The aggregate purchase value (assuming 100% ownership) of the initial portfolio of eleven assets currently owned by

DDR and DDR joint ventures is approximately $730 million and MDT will operate with a targeted leverage ratio of 50%.

     MDT, which is expected to be listed on the Australian Stock Exchange during the fourth quarter of 2003, will own an 81% interest in the 11 asset portfolio. DDR will retain a 14.5% effective ownership interest in the assets and MBL will own the remaining 4.5%. DDR will be responsible for all day-to-day operations of the properties and will receive fees for property management, leasing, construction management, acquisitions, due diligence, dispositions (including outparcel sales), and financing. The Company will also receive base asset management fees and incentive fees based on the performance of MDT.

     It is anticipated that an additional asset in Minneapolis, MN (Coon Rapids — Inner Quadrant) will be sold to MDT after construction and leasing are completed, subject to the satisfaction of MDT’s investment criteria and the availability of financing. MDT will have a two year right of first offer on twenty pre-determined joint venture and wholly owned assets currently in DDR’s portfolio. MDT also is expected to pursue acquisitions of additional stabilized, institutional-quality community center properties.

     DDR is expected to receive approximately $185 million in cash and retain a $53 million equity investment in the joint venture, representing its 14.5% effective ownership interest. The newly formed joint venture is expected to carry approximately $370 million in debt, or approximately 50% of total asset value. The interest rate for this debt will generally be structured with 80% fixed and 20% floating. The new fixed rate financing will have a weighted average interest rate of approximately 4.40% and the floating rate debt will have an estimated initial weighted average interest rate of 3.85%. A portion of the initial outstanding floating rate debt is expected to be finalized under MDT’s $100 million secured revolving credit facility.

     The aggregate size of the MDT portfolio will be approximately 5.4 million square feet of total GLA (of which 4.8 million is owned GLA), and the average size of the eleven properties is approximately 490,000 square feet of total GLA. The Company currently holds seven of the MDT portfolio assets in existing joint ventures. These properties are located in Boston (Framingham), Massachusetts; Chicago (Schaumburg), Illinois; Minneapolis (Coon Rapids), Minnesota; Atlanta, Georgia; Washington, D.C. (Fairfax, Virginia); Atlanta (Marietta), Georgia and Naples, Florida. The remaining four assets are wholly owned by DDR and located in St. Paul, Minnesota; Kansas City (Independence), Missouri; Canton, Ohio and Cleveland (N. Olmsted), Ohio.

     MDT will be governed by a board of directors that includes three members from DDR, three members from MBL and two independent members to be selected after the listing of MDT.

Coventry II

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

     DDR will co-invest 20% in each joint venture and will be responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, DDR will earn fees for property management, leasing and construction management.

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

DDR Markaz LLC

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

Merger with JDN Realty Corporation

     During the first quarter of 2003, the Company and JDN’s shareholders approved a definitive merger agreement pursuant to which JDN shareholders received 0.518 common shares of DDR in exchange for each share of JDN common stock on March 13, 2003. DDR issued approximately 18 million shares of common stock in conjunction with this merger. The transaction valued JDN at approximately $1.1 billion, which included approximately $606.2 million of assumed debt at fair market value and $50 million of voting preferred shares. The Company repaid approximately $314 million of debt assumed subsequent to the merger. DDR acquired 102 retail assets aggregating 23 million square feet including 16 development properties comprising approximately 6 million square feet of total GLA. Additionally, DDR acquired a development pipeline of several properties.

Service Merchandise Joint Venture

     In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation. The Company has an approximate 25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate use and disposition of the real estate interests held by the bankrupt estate. At September 30, 2003, the portfolio consisted of approximately 75 Service Merchandise retail sites totaling approximately 4.2 million square feet, of which 54.0% is leased or in the process of being leased. The transaction was approved in 2002 by the U.S. Bankruptcy Court in Nashville, Tennessee and subsequently the designation rights were transferred to the joint venture.

     Through the first nine months of 2003, the joint venture sold 19 sites, rejected one site and received gross proceeds of approximately $42.6 million and recorded at an aggregate gain of $3.5 million. Through the first nine months of 2003, the Company also earned disposition, development, management, and leasing fees aggregating $1.4 million and interest income of $0.9 million in 2003 relating to this investment. This joint venture has total assets and total debt of approximately $180.7 million and $78.3 million, respectively, at September 30, 2003. The Company’s investment in this joint venture was $20.7 million at September 30, 2003.

Expansions:

     For the nine month period ended September 30, 2003, the Company completed expansions and redevelopments at nine shopping centers located in Birmingham, Alabama; Bayonet Point, Florida; Brandon, Florida; Tucker, Georgia; Fayetteville, North Carolina; North Canton, Ohio; Erie, Pennsylvania; Riverdale, Utah and Taylorsville, Utah at an aggregate cost of approximately $26.8 million. The Company is currently expanding/redeveloping four shopping centers located in North Little Rock, Arkansas; Aurora, Ohio; Tiffin, Ohio and Monaca, Pennsylvania at a projected incremental cost of approximately $22.9 million. The Company is also scheduled to commence two additional expansion projects at the Princeton, New Jersey and Starkville, Mississippi shopping centers.

     For the nine month period ended September 30, 2003, the Company’s joint ventures completed expansions and redevelopments at three shopping centers located in San Ysidro, California; Shawnee, Kansas and North Olmsted, Ohio at an aggregate cost of approximately $9.7 million. The Company’s joint venture is currently expanding a shopping center located in Deer Park, Illinois at a projected incremental cost of approximately $13.7 million.

Acquisitions:

     In April 2003, the Company acquired its partner’s 51% equity interest in a shopping center located in Suwanee, Georgia for approximately $18 million. The purchase was funded through the issuance of approximately 145,196 million operating partnership units valued at approximately $3.4 million. Upon acquisition, the Company repaid the mortgage debt assumed of $28.6 million. Additionally, the Company acquired its partner’s 50% equity interest in a shopping center located in Leawood, Kansas for approximately $15.3 million of cash. In addition, the Company assumed debt of $53 million. In June 2003, the Company acquired a 20% joint venture interest in a 712,000 square foot shopping center in Kansas City, Missouri for $48.4 million (See Strategic Transactions).

Development (Consolidated):

     During the nine month period ended September 30, 2003, the Company completed the construction of ten shopping centers located in Fayetteville, Arkansas; Aurora, Colorado; Parker, Colorado; Parker South, Colorado; Lithonia, Georgia; McDonough, Georgia; Coon Rapids (Minneapolis) Minnesota; St. John’s, Missouri; Erie, Pennsylvania and Frisco, Texas.

     The Company currently has 15 shopping center projects under construction, 10 of which resulted from the merger with JDN. These projects are located in Meridian, Idaho (Phase II of the existing shopping center); Long Beach, California (The Pike at Rainbow Harbor); Sacramento, California; Fort Collins, Colorado; Overland Park, Kansas; Chesterfield, Michigan; Grandville, Michigan; Lansing, Michigan; St. Louis, Missouri; Apex, North Carolina; Hamilton, New Jersey; Mount Laurel, New Jersey; Pittsburgh, Pennsylvania; Irving, Texas and Mesquite, Texas. These projects are scheduled for completion during 2003 and 2004 and will create an additional 3.6 million square feet of retail space. The aggregate cost of these development projects is estimated to be $441.2 million of which $304.4 million has been incurred as of September 30, 2003. The original issuance costs of the Class C and Class D shares aggregating $5.7 million was recorded as a charge to net income available to common shareholder upon redemption. See discussion of Topic D-42 in Note 1 relating to the prior year restatement.

     The Company anticipates commencing construction in 2004 on two additional shopping centers located in Norwood, Massachusetts and McKinney, Texas.

Development (Joint Ventures):

     The Company has joint venture development agreements for three shopping center projects. These three projects have an aggregate projected cost of approximately $97.8 million and are currently scheduled for completion during 2003 and 2004. At September 30, 2003, approximately $90.3 million of costs were incurred in relation to these development projects. The projects located in Long Beach, California (City Place) and Austin, Texas are being financed through the Prudential/DDR Retail Value Fund. The other project is located in St. Louis, Missouri.

Dispositions:

     In September 2003, one of the Company’s Retail Value Program joint ventures, in which the Company owns a 20% interest, sold two west coast shopping centers, a 103,000 square foot shopping center located in suburban Sacramento, California for approximately $19.3 million and a 109,000 square foot shopping center located in Fullerton, California for approximately $15.0 million and recognized in aggregate a gain of approximately $12.5 million of which the Company’s proportionate share was $2.5 million. In October 2003, this joint venture also sold a 208,000 square foot shopping center located in Bellingham, Washington for approximately $23.5 million.

     In September 2003, the Company sold a 57,000 square foot shopping center located in Nacogdoches, Texas for approximately $5.7 million and in October 2003, the Company sold a 123,000 square foot shopping center located in Decatur, Alabama for approximately $6.9 million. The Company acquired both of these properties in the merger with JDN Realty in March 2003. Additionally, in October 2003, the Company sold a 92,000 square foot shopping center located in St. Louis, Missouri for approximately $3.3 million. In November 2003, the Company sold the former JDN Realty Corporation headquarters building in Atlanta, Georgia for approximately $5.4 million.

     In May 2003, the Company transferred approximately $169 million of real estate assets to a new joint venture, DDR Markaz LLC, and recognized a gain of approximately $25.9 million (See Strategic Transactions). In April 2003, the Company sold three business center properties aggregating 0.4 million square feet of gross leasable area for approximately $14.0 million and recognized a gain of approximately $0.6 million. In April and May 2003, the Company sold four properties, aggregating 0.2 million square feet of GLA acquired in the merger with JDN for approximately $24 million and recognized a gain of $0.2 million. These properties are located in Gulf Breeze, Florida (Walgreen’s); Buford, Georgia; Fayetteville, Georgia and Lilburn, Georgia (Lowe’s). In June 2003, the Company also sold a shopping center located in Anderson, South Carolina for approximately $1.4 million and recognized a gain of approximately $0.4 million.

     In April 2003, one of the Company’s Retail Value Program joint ventures, in which the Company has a 24.75% ownership interest, sold a 15,000 square foot shopping center located in Kansas City, Missouri for approximately $2.6 million and recognized a gain of $0.3 million of which the Company’s proportionate share was $0.1 million. In June 2003, the Company’s Community Centers VI joint venture, in which the Company owned a 50% equity interest, sold a 211,000 square foot shopping located in St. Louis, Missouri for approximately $22.0 million and recognized a gain of $5.2 million of which the Company’s proportionate share was $2.6 million.

     In March 2003, the Company’s Community Center Joint Venture in which the Company owns a 20% equity interest sold a 440,000 square foot shopping center located in San Diego, California for approximately $95.0 million, recognizing a gain of $35.7 million of which the Company’s proportionate share was $7.1 million.

Financings:

     In July 2003, the Company sold $205 million of Class H Cumulative Redeemable Preferred Shares with an annual dividend coupon of 7.375%. In addition, the Company called all outstanding shares of its 8.375% Class C Depositary Cumulative Preferred Shares aggregating $100 million in July 2003, all outstanding shares of its 8.68% Class D Depositary Cumulative Preferred Shares aggregating $54 million in August 2003 and all outstanding shares of its 9.375% Voting Preferred Shares aggregating $50 million in September 2003.

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

     In March 2003, in conjunction with the JDN merger, the Company entered into a $300 million bridge facility with Bank of America. This facility bears interest at LIBOR plus 1.0% and has a one-year term with two six month extension options. The proceeds from this facility was used to repay JDN’s revolving credit facility with outstanding principal of $229 million at the time of the merger and to repay $85 million of MOPPRS debt and a related call option on March 31, 2003, at maturity.

Capitalization

     At September 30, 2003, the Company’s capitalization consisted of $2.1 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $396.4 million), $535 million of preferred shares and $2.6 billion of market equity (market equity is defined as common shares and common operating partnership units outstanding multiplied by the closing price per common share on the New York Stock Exchange at September 30, 2003 of $29.87), resulting in a debt to total market capitalization ratio of 0.40 to 1. At September 30, 2003, the Company’s total debt consisted of $1,446.6 million of fixed rate debt, including $130 million of variable rate debt which has been effectively swapped to a weighted average fixed rate of approximately 2.9%, and $665.5 million of variable rate debt, including $100 million of fixed rate debt which has been effectively swapped to a weighted average variable rate of approximately 3.3%.

     It is management’s intention to operate such that the Company has access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity or debt offerings, debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investor Services (Baa3) and Standard and Poor’s (BBB). In April 2003, both Moody’s and Standard and Poors changed the Company’s ratings outlook from negative to stable with regard to their long-term unsecured debt ratings. As of September 30, 2003, the Company had a shelf registration statement with the Securities and Exchange Commission under which $1.0 billion of debt securities, preferred shares or common shares may be issued.

     In addition, as of September 30, 2003, the Company had cash of $18.5 million and $556.5 million available under its $705 million of revolving credit facilities. On September 30, 2003, the Company also had 195 operating properties with revenue of $196.8 million, or 55.9% of the total revenue for the nine month period ended September 30, 2003, which were unencumbered, thereby providing a potential collateral base for future borrowings. Approximately 84 of these properties were acquired through the JDN merger for which the revenues, aggregating $52.0 million, were only included in the Company’s operating results from the merger date of March 13, 2003.

Contractual Obligations and other Commitments

     In conjunction with the development of shopping centers, the Company has entered into construction commitments for its wholly-owned properties of $90.1 million at September 30, 2003. These arrangements, comprised principally of construction contracts, are generally due in 12 to 18 months and a portion of which is expected to be financed through new or existing construction loans.

     In 1998, the Company guaranteed a five-year personal loan program aggregating approximately $15 million for certain of the Company’s current and former executives to purchase 974,663 common shares of the Company. As of October 2003, all loans were repaid by the individuals.

     At September 30, 2003, the Company had letters of credit outstanding of approximately $20.5 million of which $10.7 million relates to letters of credit made on behalf of equity affiliates.

     See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in Off Balance Sheet Arrangements.

Inflation

     Substantially all of the Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive percentage rentals based on tenants’ gross sales and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalations are determined by negotiation, increases in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for terms of less than ten years, which permits the Company to seek increased rents upon re-rental at market rates. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

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

     Although several of the Company’s tenants filed for bankruptcy protection and the Company has experienced a temporary decrease in occupancy rates and an increase in bad debt expense as a result, leasing activity remains stable. The Company believes that its major tenants, including Wal-Mart, Kohl’s, Target, Lowe’s, Home Depot, TJ Maxx, Bed, Bath & Beyond and Best Buy are secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in a weak economy. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 97% since 1993. Also, average base rental rates have increased from $5.48 to $10.65 since the Company’s public offering in 1993.

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

     A portion of the punitive damages award in the amount of $1.0 million against the former Chairman of the Board was overturned by the trial court judge in response to a post-trial motion. The Company’s initial post-trial motion to overturn the verdict was denied, and the Company has since appealed the verdict. Management believes that it is probable the verdict will ultimately be reversed in whole or in substantial part, and, accordingly, no loss provision has been recorded in the accompanying financial statements. Although there can be no assurances of the ultimate outcome, management does not believe that an adverse final determination, if any, will be material in relation to the Company’s cash flows, liquidity or financial condition. However, any amounts awarded to the plaintiff upon final resolution of this matter could adversely affect the Company’s results of operations or financial position in the period they are recorded. Further, a determination has not been made as to the appropriate allocation of the contingent loss, if any, among the defendants. In connection with the pending appeal, the Company agreed to deposit an $8.0 million letter of credit with the court in 2002, in lieu of a bond, to eliminate the possibility of attachment of assets.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, including $130 million and $100 million of variable rate debt at September 30, 2003 and 2002, respectively, which was swapped to a weighted average fixed rate of approximately 2.88% and 6.96% at September 30, 2003 and 2002, respectively, excluding joint venture debt, is summarized as follows:

	September 30, 2003				September 30, 2002

		Weighted	Weighted			Weighted	Weighted
		Average	Average	Percentage		Average	Average	Percentage
	Amount	Maturity	Interest	of	Amount	Maturity	Interest	of
	(Millions)	(years)	Rate	Total	(Millions)	(years)	Rate	Total

Fixed Rate Debt	$1,446.6	6.4	5.9%	68.5%	$849.6	6.7	7.3%	56.9%

Variable Rate Debt	$665.5	2.2	2.5%	31.5%	$643.6	3.3	3.2%	43.1%

     A summary of the Company’s joint ventures’ indebtedness, including $93.0 million and $78.0 million of variable rate debt at September 30, 2003 and 2002, respectively, which was swapped to a weighted average fixed rate of approximately 6.1% and 6.58% at September 30, 2003 and 2002, respectively, is as follows (in millions):

	September 30, 2003				September 30, 2002

			Weighted	Weighted			Weighted	Weighted
	Joint	Company's	Average	Average	Joint	Company's	Average	Average
	Venture	Proportionate	Maturity	Interest	Venture	Proportionate	Maturity	Interest
	Debt	Share	(years)	Rate	Debt	Share	(years)	Rate

Fixed Rate Debt	$717.0	$247.7	4.8	6.5%	$701.6	$259.9	5.5	7.0%

Variable Rate Debt	$569.9	$148.7	1.4	3.8%	$541.6	$141.2	1.4	4.1%

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

     The interest rate risk has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. These Swaps effectively fixed the interest payments on $130.0 million and $200.0 million of consolidated floating rate debt at September 30, 2003 and 2002, respectively, and $93 million and $78 million of joint venture floating rate debt at September 30, 2003 and 2002, respectively, of which $21.4 million and $12.6 million is the Company’s proportionate share at September 30, 2003 and 2002. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company’s three fixed rate interest rate swaps have a fair value which represents a liability of $0.8 million at September 30, 2003 and two of which carry notional amounts of $50 million and one carries a notional amount of $30 million and convert variable rate debt to a fixed rate of 2.71%, 3.02% and 2.94%, respectively. The Company had one interest rate swap at December 31, 2002, which matured in January 2003 which represented a liability of $0.2 million, carried a notional amount of $100 million and converted variable rate debt to a fixed rate of 6.24%. The Company also has two variable rate interest swaps with a fair value that represents an asset of $6.7 million at September 30, 2003, carry a notional amount of $60 million and $40 million and convert fixed rate debt to a variable rate of 3.0% and 3.7%, respectively.

     The Company’s joint venture interest rate swaps have a fair value which represents a liability of $0.9 million and $2.5 million at September 30, 2003 and December 31, 2002, respectively, of which $0.2 million and $0.4 million is the Company’s proportionate share, respectively. At September 30, 2003 these swaps carry a notional amount of $55 million and $38 million and convert variable rate debt to a fixed rate of 5.78% and 6.603%, respectively. At September 30, 2002, in addition to the $38 million swap discussed above, the Company’s joint ventures also had two swaps, which carried a notional amount of $20 million and $20 million and convert variable rate debt to a fixed rate of 6.55% and 6.58%, respectively. The fair value of the Swaps is calculated based upon expected changes in future LIBOR rates.

     The fair value of the Company’s fixed rate debt and an estimate of the effect of a 100 basis point decrease in market interest rates adjusted to: (i) include the $100 million which was swapped to a fixed rate at September 30, 2003 and the $200 million which was swapped to a fixed rate at September 30, 2002 (ii) exclude the $100 million which was swapped to a variable rate at September 30, 2003 and 2002, (iii) include the Company’s proportionate share of the joint venture fixed rate debt and (iv) include the $21.4 million and $12.6 million, respectively, of joint venture debt which was swapped to a fixed rate at September 30, 2003 and 2002 and is summarized as follows (in millions):

	September 30, 2003				September 30, 2002

				100				100
				Basis Point				Basis Point
				Decrease in				Decrease in
				Market				Market
		Fair		Interest	Carrying	Fair		Interest
	Carrying Value	Value		Rates	Value	Value		Rates

Company’s fixed rate debt	$1,446.6	$1,539.1	(1)	$1,616.8 (3)	$849.6	$894.3	(1)	$937.8 (3)

Company’s proportionate share of joint venture fixed rate debt	$247.7	$266.0	(2)	$276.7 (4)	$259.9	$269.7	(2)	$281.7 (4)

(1)	Includes the fair value of interest rate swaps which was a liability of $0.8 million and $2.3 million at September 30, 2003 and 2002, respectively.

(2)	Includes the fair value of interest rate swaps which was a liability of $0.2 million and $0.5 million at September 30, 2003 and 2002, respectively.

(3)	Includes the fair value of interest rate swaps which was a liability of $2.1 million and $2.6 million at September 30, 2003 and 2002, respectively.

(4)	Includes the fair value of interest rate swaps which was a liability of $0.5 million and $0.6 million at September 30, 2003 and 2002, respectively.

     The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

     Further, a 100 basis point increase in short term market interest rates at September 30, 2003 and 2002 would result in an increase in interest expense for the nine month periods of approximately $4.9 million and $4.8 million, respectively, for the Company and $0.9 million and $1.1 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the nine month period does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

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

	September 30,

	2003	2002

Total Notes Receivable	$114.9	$32.6

% Fixed Rate Loans	8.5%	37.9%

Fair Value of Fixed Rate Loans	$10.8	$12.4

Impact on Fair Value of 100 Basis Point Decrease in Market Interest Rates	$11.0	$12.7

     The Company and its joint ventures intend to continuously monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2003, the Company had no other material exposure to market risk.

New Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. 46 (“Fin 46” or “Interpretation”), “Consolidation of Variable Interest Entities.” The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance. The consolidation requirements of this Interpretation apply immediately to VIEs created after January 31, 2003 and no later than the end of the first fiscal year or interim period ending after December 15, 2003 to entities that were created prior to February 1, 2003.

     In October 2003, the FASB issued an Exposure Draft of a Proposed Interpretation to modify certain provisions of FIN 46. The ultimate conclusions reached in this Proposed Interpretation are expected to impact the Company’s final assessments of several of its legal relationships under the Interpretation.

     During the second quarter of 2003, the Company evaluated its two joint venture relationships established after January 31, 2003 and determined that these joint ventures did not meet the standards under the Interpretation to be considered VIEs.

     In the second quarter of 2003, the Company merged its interests in two taxable REIT subsidiaries, DD Development Co. and DD Development II (C-Corporations) into one entity, DD Development Company. The Company believes that it is probable that this entity is a VIE where the Company is the primary beneficiary, which will require consolidation under this Interpretation. The Company owns a 95% economic interest in the venture, which holds various LLC interests in the following projects owned through the Prudential Retail Value Fund: three retail sites formerly occupied by Best Products acquired from Metropolitan Life, an equity investment in a portfolio of five retail properties in Kansas City, Kansas, an equity investment in a 440,000 square foot redevelopment project in Long Beach, California and a note receivable secured by certain real estate, which was received in settlement of advances made to DDR OliverMcMillan. This entity also owns a 79% equity interest in Coventry Real Estate Partners. As a result of consolidating this entity, assets will increase by approximately $7.7 million and liabilities will increase by approximately $12.7 million.

     The Company is in the process of evaluating all of its pre-existing joint venture relationships in order to determine whether the entities are VIEs and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. It is possible that the Company will be required to consolidate certain of these entities in which the Company is the primary beneficiary or make additional disclosures related to its involvement with the entities. All of these joint ventures are included in the summarized financial information in Note 2.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” – an amendment of SFAS 123. This Statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. The provisions for interim period disclosures are effective for financial reports that certain financial statements for interim periods beginning after December 15, 2002. Accordingly, the Company has provided the appropriate disclosure for this interim period.

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

     In May 2003, FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because the financial instrument embodies an obligation of the Company. This

Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, excluding certain mandatorily redeemable noncontrolling interests, for which the classification and measurement provisions of this Statement will be deferred indefinitely pursuant to FASB Staff Position 150-3. The Company does not expect this pronouncement to have a material impact on the Company’s financial position, results of operations, or cash flows.

     In July 2003, the provisions of EITF Topic No. D-42 were clarified, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (“Topic No. D-42”).” This clarification states that for the purposes of calculating the excess of fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in a registrant’s balance sheet, the carrying amount of the preferred stock was reduced by the issuance costs of the preferred stock, regardless of where in the stockholders’ equity section those costs were initially classified on issuance. This clarification of Topic No. D-42 was adopted retroactively in these financial statements, which reflect a charge to net income applicable to common shareholders of $5.5 million, or $0.09 per share for the nine months ended September 30, 2002. The $5.5 million charge represents the original issuance costs associated with the redemption of preferred stock in the second quarter of 2002. These costs were originally classified in additional paid in capital. In 2003, the Company also recorded a charge of $5.7 million and $10.7 million for the three and nine month periods ended September 30, 2003, respectively, representing the original issuance costs associated with the redemption of preferred stock.

Item 4. Controls and Procedures

     The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of the end of the period covered by this quarterly report on Form 10-Q. The CEO and CFO have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

     None

ITEM 3. DEFAULTS ON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 2002

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 2002

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002[1]

[1]Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

(b.) Reports on Form 8-K

Date Filed or Furnished	Item

August 1, 2003	Item 9

August 4, 2003	Item 12

August 25, 2003	Item 5

August 25, 2003	Item 7

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

November 14, 2003 (Date)	/s/ Scott A. Wolstein Scott A. Wolstein, Chief Executive Officer and Chairman of the Board

November 14, 2003 (Date)	/s/ William H. Schafer William H. Schafer, Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)