Form 10-K
period 2003-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2004-03-15
CIK 894315

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

(216) 755-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Shares, Without Par Value	New York Stock Exchange
Depositary Shares Representing Class F Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Representing Class G Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Representing Class H Cumulative Redeemable Preferred Shares	New York Stock Exchange

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2003 was $2.3 billion.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

86,632,939 common shares outstanding as of February 27, 2004

DOCUMENTS INCORPORATED BY REFERENCE.

     The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

		Report
Item No.		Page

	PART I
1.	Business	3
2.	Properties	12
3.	Legal Proceedings	41
4.	Submission of Matters to a Vote of Security Holders	41
	PART II
5.	Market for Registrant’s Common Equity and Related Shareholder Matters	43
6.	Selected Financial Data	44
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47
7a.	Quantitative and Qualitative Disclosures about Market Risk	84
8.	Financial Statements and Supplementary Data	87
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87
9a.	Controls and Procedures	87
	PART III
10.	Directors and Executive Officers of the Registrant	88
11.	Executive Compensation	88
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	88
13.	Certain Relationships and Related Transactions	89
14.	Principal Accountant Fees and Services	89
	PART IV
15.	Exhibits, Financial Statements, Financial Statement Schedules and Reports on Form 8-K	89
Exhibit 4.7 Specimen Cert for Depositary Shares
Exhibit 4.16 5TH Amd & Rstd Credit Agreement
Exhibit 4.18 Form of Indemnification Agrmt
Exhibit 10.4 Elective Deferred Compensation Plan
Exhibit 10.6 Equity-Based Award Plan
Exhibit 10.9 Share Option Agrmt
Exhibit 10.10 Share Option Agmt
Exhibit 10.32 Program Agmt
Exhibit 14.1
Exhibit 21.1 List of Subsidiaries
Exhibit 23.1 Consent/Price Waterhouse Coopers LLP
Exhibit 31.1 Certification of Principal Exec Off
Exhibit 31.2 Certification of Principal Fincl Off
Exhibit 32.1 Certification of CEO
Exhibit 32.2 Certification of CFO

PART I

Item 1.	BUSINESS

General Development of Business

      Developers Diversified Realty Corporation, an Ohio Corporation (the “Company” or “DDR”), a self-administered and self-managed real estate investment trust (a “REIT”), is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers and business centers. Unless otherwise provided, references herein to the Company or DDR includes Developers Diversified Realty Corporation, its wholly-owned and majority-owned subsidiaries and its joint ventures.

      From January 1, 1999 to February 27, 2004, the Company and its joint ventures have acquired 152 shopping center properties. One property was acquired in 2004 (a joint venture), 124 properties were acquired in 2003 (including 117 shopping center and development properties acquired through the merger with JDN Realty Corporation (“JDN”)(See Strategic Real Estate Transactions) and three of which were joint ventures), eleven properties were acquired in 2002 (four of which the Company acquired its joint venture interest), eight properties were acquired in 2001 (all of which were joint ventures), three properties were acquired in 2000 (two of which were acquired through joint ventures) and five properties were acquired in 1999 (two of which were acquired through joint ventures). In 2002, a joint venture in which the Company owns an approximate 25% equity interest was awarded the asset designation rights of Service Merchandise retail real estate interests. At December 31, 2003, 72 of these properties remained. In addition, in connection with the AIP merger on May 14, 2001, the Company effectively purchased 37 business centers and two shopping centers.

      The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. Our website is located at http://www.ddr.com. On our Website, you can obtain a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, Form 10-QA, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the “SEC”). A copy of these filings is available to all interested parties upon written request to Michelle A. Mahue, Vice President of Investor Relations at our corporate offices.

Financial Information about Industry Segments

      The Company is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers and business centers. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1.

Narrative Description of Business

      The Company’s portfolio as of February 27, 2004, consisted of 347 shopping centers and 34 business centers (including 127 properties which are owned through joint ventures) and over 550 acres of undeveloped land (of which approximately 50 acres are owned through joint ventures) (the “Portfolio Properties”). From January 1, 2001 to February 27, 2004, the Company has acquired 144 shopping centers (including 16 properties owned through joint ventures) containing an aggregate of 16.2 million square feet of gross leasable area (“GLA”) owned by the Company for an aggregate purchase price of approximately $3.5 billion. During 2001, 2002 and 2003, the Company completed expansions at 34 of its shopping centers.

      As of February 27, 2004, the Company was expanding six wholly-owned properties and one of its joint venture properties and expects to commence expansions at eight additional wholly-owned and two additional joint venture shopping centers in 2004. The Company, including its joint ventures, has also substantially completed the development of 18 shopping centers since December 31, 2001, at an aggregate cost of approximately $516.3 million aggregating approximately 1.8 million square feet of GLA. As of February 27, 2004, the Company had 12 wholly-owned shopping centers under development.

      At December 31, 2003, the aggregate occupancy of the Company’s shopping center portfolio was 94.3% as compared to 95.1% at December 31, 2002. Excluding the impact of the properties acquired through the JDN merger, the portfolio was 95.0% occupied. The average annualized base rent per occupied square foot was $10.82 at December 31, 2003, as compared to $10.58 at December 31, 2002. Same store tenant sales performance over the trailing 12 month period within the Company’s portfolio for those tenants required to report such information is approximately $234 per square foot compared to $233 from the prior year.

      At December 31, 2003, the aggregate occupancy of the Company’s wholly-owned shopping centers was 92.9%, as compared to 94.5% at December 31, 2002. Excluding the impact of the properties acquired through the JDN merger, the portfolio was 95.0% occupied. The average annualized base rent per leased square foot at December 31, 2003 was $9.53 as compared to $9.18 at December 31, 2002. During 2003, same store sales, for those tenants required to report such information (approximately 15.9 million square feet), was $223 per square foot, compared to $224 per square foot in 2002. The Company believes this decrease is due to the softening of the current economy combined with additional store openings in the Company’s shopping center markets.

      At December 31, 2003, the aggregate occupancy of the Company’s joint venture shopping centers was 98.5% as compared to 96.7% at December 31, 2002. The average annualized base rent per leased square foot was $13.74 at December 31, 2003, as compared to $13.69 at December 31, 2002. During 2003, same store sales, for those tenants required to report such information (approximately 6.1 million square feet), was $261 per square foot, compared to $257 per square foot in 2002.

      At December 31, 2003 the aggregate occupancy of the Company’s business centers was 78.1%, as compared to 83.5% at December 31, 2002. In 2003, the Company sold three of these properties.

      The Company is self-administered and self-managed and, therefore, does not engage or pay for a REIT advisor. The Company manages all of the Portfolio Properties. At December 31, 2003, the Company owned and/or managed over 72 million total square feet of GLA, which included all of the Portfolio Properties and two properties owned by third parties.

Strategy and Philosophy

      The Company’s investment objective is to increase cash flow and the value of its Portfolio Properties and to seek continued growth through the selective acquisition, development, redevelopment, renovation and expansion of income-producing real estate properties, primarily shopping centers. In addition, the Company may also pursue the disposition of certain real estate assets and utilize the proceeds to repay debt, reinvest in other real estate assets and developments and for other corporate purposes. In pursuing its investment objective, the Company will continue to seek to acquire and develop high quality, well-located shopping centers with attractive initial yields and strong prospects for future cash flow growth and capital appreciation where the Company’s financial strength and management and leasing capabilities can enhance value.

      Management believes that opportunities to acquire existing shopping centers have been and will continue to be available to buyers with access to capital markets and institutional investors, such as the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” within Item 7.

      The Company’s real estate strategy and philosophy is to grow its business through a combination of leasing, expansion, acquisition and development. The Company seeks to:

•	Increase cash flows and property values through strategic leasing, re-tenanting, renovation and expansion of the Company’s portfolio;

•	Continue to selectively acquire well-located, quality shopping centers (individually or in portfolio transactions) which have leases at rental rates below market rates or other cash flow growth or capital appreciation potential where the Company’s financial strength, relationships with retailers and management capabilities can enhance value;

•	Increase cash flows and property values by continuing to take advantage of attractive financing and refinancing opportunities (see “Recent Developments — Financings”);

•	Increase per share cash flows through the strategic disposition of low growth assets and utilizing the proceeds to repay debt, invest in other real estate assets and/or developments and for other corporate purposes;

•	Selectively develop the Company’s undeveloped parcels or new sites in areas with attractive demographics;

•	Hold properties for long-term investment and place a strong emphasis on regular maintenance, periodic renovation and capital improvements and

•	Continue to manage and develop the properties of others to generate fee income, subject to restrictions imposed by federal income tax laws, and create opportunities for acquisitions.

      As part of its ongoing business, the Company periodically engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

      In addition, the Company intends to maintain a conservative debt capitalization ratio. At December 31, 2003, the Company’s debt to total market capitalization ratio, excluding the Company’s proportionate share of non-recourse indebtedness of its unconsolidated joint ventures, was approximately 0.37 to 1.0; and at February 27, 2004, this ratio was approximately 0.35 to 1.0. At December 31, 2003, the Company’s capitalization consisted of $2.1 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $368.5 million as compared to $387.1 million in 2002), $535 million of preferred shares and $2.9 billion of market equity (market equity is defined as common shares and Operating Partnership Units (“OP Units”) outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 2003 of $33.57) resulting in a debt to total market capitalization ratio of 0.37 to 1.0 as compared to the ratios of 0.43 to 1.0 and 0.44 to 1.0 at December 31, 2002 and 2001, respectively. Fluctuations in the market price of the Company’s common shares may cause this ratio to vary from time to time. At December 31, 2003, the Company’s total debt (excluding the effect of the fair value hedge which was $5.6 million at December 31, 2003) consisted of $1,436.5 million of fixed rate debt, including $130 million of variable rate debt, which has been effectively swapped to a weighted average fixed rate of approximately 2.7%, and $641.0 million of variable rate debt, including $100 million of fixed rate debt which has been effectively swapped to a weighted average variable rate of approximately 3.3%.

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

Recent Developments

Financings

      The Company has historically demonstrated its access to capital through both the public and private markets. The acquisitions, developments and expansions were generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured public debt, common and preferred equity offerings, joint venture capital, OP Units and asset sales. Total debt outstanding at December 31, 2003 was approximately $2.1 billion as compared to approximately $1.5 billion and $1.3 billion at December 31, 2002 and 2001, respectively. In 2003, the increase in the Company’s outstanding debt was due primarily to the merger with JDN.

      A summary of the aggregate financings through the issuance of common shares, preferred shares, construction loans, medium term notes, term loans and OP Units (units issued by the Company’s partnerships)

aggregated $2.8 billion during the three-year period ended December 31, 2003, is summarized as follows (in millions):

	2003		2002		2001

Equity:
Common shares	$381.9	(1)	$119.2	(6)	$58.7
Preferred shares	435.0	(2)	150.0	(7)	—

Total equity	816.9		269.2		58.7

Debt:
Construction and other secured loans	61.2		183.3		45.3
Permanent financing	150.0	(3)	—		156.0
Mortgage debt assumed	183.6		9.7		147.6
Tax increment financing	—		7.3		—
Medium term notes	300.0	(4)	100.0		—
Unsecured term loan	300.0	(5)	—		22.1

	994.8		300.3		371.0

Total debt	$1,811.7		$569.5		$429.7

(1)	Issued as consideration in the merger with JDN.

(2)	Includes issuance of $50 million preferred voting shares in conjunction with the merger with JDN. Proceeds from the 8.0% preferred shares issued were used to retire $180 million Preferred OP Units with a weighted average rate of 8.95%. Proceeds from the 7.375% preferred shares issued were used to retire the Company’s Class C 8.375% preferred shares, Class D 8.68% preferred shares and 9.375% preferred voting shares.

(3)	Represents a $150 million secured financing for five years with interest at a coupon rate of 4.41%.

(4)	Seven-year senior unsecured notes with a coupon rate of 4.625%. These notes are due August 1, 2010 and were offered at 99.843% of par.

(5)	This facility bears interest at LIBOR plus 1.0% and has a one-year term with two six-month extension options. The proceeds from this facility were primarily used to repay JDN’s revolving credit facility with outstanding principal of $229 million at the time of the merger and to repay $85 million of MOPPRS debt and a related call option prior to maturity on March 31, 2003.

(6)	Approximately $50 million of common equity was issued in exchange for two shopping center assets and $35 million was issued in exchange for the replacement of $35 million, 8.5% Preferred OP Units.

(7)	Proceeds from the 8.6% preferred shares issued were used to retire the Company’s Class A 9.5% preferred shares and 9.44% Class B preferred shares aggregating $149.8 million.

     In addition, during 2003, the Company entered into two interest rate swaps aggregating $100 million, effectively converting floating rate debt into fixed rate debt with an effective weighted average coupon rate of 2.875% and a life of 1.75 years.

      In December 2003, the Company amended and restated its primary unsecured credit facility and extended the term of the revolver from May 30, 2005 to May 30, 2006. Based on the Company’s current corporate credit ratings (Moody’s rating is Baa3 stable and Standard and Poors’ is BBB stable), the amended and restated facility bears a reduced interest rate of LIBOR plus 80 basis points, compared to the previous interest rate of LIBOR plus 100 basis points, and continues to offer a competitive bid option for up to 50% of the facility amount. In addition, the Company amended several of the facility’s covenants to provide greater flexibility in relation to total debt and floating rate debt. At the Company’s option, the revolver may be increased from its current size of $650 million to $1.0 billion. The Company also amended its $30 million secured facility with National City to reflect the same changes in covenants and pricing.

      In January 2004, the Company issued $275 million of five-year unsecured senior notes with a coupon rate of 3.875%. Net proceeds from this offering of approximately $272.2 million were used to repay approximately

$104 million of variable rate mortgage debt and $150 million of the Company’s unsecured term debt associated with the JDN merger. The balance was used to repay revolving credit facilities. Following the issuance of these securities, the Company’s current floating rate debt exposure is approximately 16.3% of total debt.

Property Acquisitions, Dispositions, Expansions and Development

Acquisitions

      In 2003, the Company acquired the following shopping center assets:

		Gross
		Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

JDN merger (See Strategic Real Estate Transactions)	23,036	$1,051.5
Suwanee, Georgia	306	3.4 (1)
Leawood, Kansas	413	15.3 (2)
Gulfport, Mississippi	540	45.5
Broomfield, Colorado	422	55.5

	24,717	$1,171.2

(1)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 51% ownership interest.

(2)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 50% ownership interest.

     In 2003, the Company acquired the following shopping center assets through joint ventures:

		Gross
		Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Kansas City, Missouri	712	$48.4 (1)
Phoenix, Arizona	296	43.0 (2)
Pasadena, California	560	113.5 (3)

	1,568	$204.9

(1)	The Company purchased a 20% equity interest.

(2)	The Company purchased a 67% equity interest, net of debt assumed, for approximately $17.4 million.

(3)	The Company purchased a 25% equity interest, net of debt assumed, for approximately $7.1 million.

     The Macquarie DDR Trust (“MDT”) acquired seven assets from other joint venture investments and four assets from the Company.

Dispositions

      In 2003, the Company sold the following properties:

		Sales	Gain
	Square Feet	Price	(Loss)
Location	(Thousands)	(Millions)	(Millions)

Former JDN properties
Atlanta, Georgia	32	$5.5	$(0.1)
Decatur, Alabama	123	6.9	(0.2)
Nacogdoches, Texas	57	5.7	(0.1)
Fayetteville, Georgia; Lilburn, Georgia; Gulf Breeze, Florida and Buford, Georgia	187	24.1	(0.1)
Shopping center properties
Eastlake, Ohio	4	0.2	0.1
St. Louis, Missouri	92	3.3	(1.9)
Anderson, South Carolina	14	1.4	0.4
Richmond, California; Oviedo, Florida; Tampa, Florida; Highland, Indiana; Grove City, Ohio; Toledo, Ohio and Winchester, Virginia (1)	1,441	156.0	25.8
St. Paul, Minnesota; Independence, Missouri; Canton, Ohio and North Olmsted, Ohio (2)	1,873	229.1	41.3
Industrial properties
Aurora, Ohio; Streetsboro, Ohio and Twinsburg, Ohio	395	14.0	0.5

	4,218	$446.2	$65.7

(1)	The Company formed a joint venture with funding advised by Kuwait Financial Centre — Markaz and contributed seven wholly-owned shopping centers. The Company retained a 20% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of gain associated with its 20% ownership interest (See Strategic Real Estate Transactions).

(2)	The Company formed MDT with funding from Macquarie Bank Limited and contributed four wholly-owned assets of the Company. The Company retained an effective 14.5% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 14.5% ownership interest (See Strategic Real Estate Transactions).

     In 2003, the Company’s joint ventures sold the following shopping center properties excluding those purchased by the Company as described above:

	Company’s			Company’s
	Effective	Square	Sales	Proportionate
	Ownership	Feet	Price	Share of Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

Bellingham, Washington; Sacramento, California and Fullerton, California	20%	420	$57.9	$3.2
St. Louis, Missouri	50%	211	22.0	2.6
Kansas City, Missouri	24.75%	15	2.6	0.1
San Diego, California	20%	440	95.0	7.1

		1,086	$177.5	$13.0

      The Company’s joint ventures also sold their interest in seven assets to MDT at a gross sales price aggregating $497.6 million. Since the membership interests in the Company’s Community Center Joint Venture and Coon Rapids Joint Venture were transferred to MDT, the gain was recognized at the partnership level. The Company recognized a gain of $27.4 million on its partnership interests. However, since the Company retained an effective 14.5% interest in MDT, the Company has deferred the recognition of $19.5 million of this gain. The aggregate gain recognized by the Company relating to the sale of its equity interest in these entities to MDT of $8.0 million is classified in gain on sale of joint venture interests in the consolidated statement of operations. (See Strategic Real Estate Transactions).

Strategic Real Estate Transactions

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

Macquarie DDR Trust

      In November 2003, the Company closed a transaction pursuant to which the Company formed an Australian based Listed Property Trust, MDT, with Macquarie Bank Limited (ASX: MBL), an international investment bank, advisor and manager of specialized real estate funds in Australia. MDT will focus on acquiring ownership interests in institutional-quality community center properties in the U.S. The aggregate purchase value (assuming 100% ownership) of the initial portfolio of eleven assets previously owned by DDR and its joint ventures and acquired by MDT is approximately $730 million. MDT operates with a leverage ratio of approximately 50%.

      MDT, which was listed on the Australian Stock Exchange during November 2003, owns an 81.0% interest in the eleven asset portfolio. DDR retained a 14.5% effective ownership interest in the assets and MBL owns the remaining 4.5%. DDR remains responsible for all day-to-day operations of the properties and will receive fees for property management, leasing, construction management, acquisitions, due diligence, dispositions (including outparcel sales), and financing. Through their joint venture company, DDR and MBL will also receive base asset management fees and incentive fees based on the performance of MDT. DDR recorded fees aggregating $6.7 million in 2003 in connection with the structuring, formation and operation of the MDT joint ventures.

      It is anticipated that an additional asset in Minneapolis, MN (Coon Rapids — Inner Quadrant) will be sold to MDT after construction and leasing are completed, subject to the satisfaction of MDT’s investment criteria and the availability of financing. MDT has a two year right of first offer on twenty pre-determined joint venture and wholly-owned assets currently in DDR’s portfolio. This right of first offer only applies if DDR determines that it will pursue the sale of these assets. MDT also is expected to pursue acquisitions of additional stabilized, institutional-quality community center properties.

      DDR received approximately $195 million in cash and retained a $53 million equity investment in the joint venture, which represents DDR’s 14.5% effective ownership interest. MDT is funded with approximately $370 million in debt, which is approximately 50% of total asset value. The interest rate for this debt was generally structured with 80% fixed and 20% floating. The new fixed rate financing has a weighted average interest rate of approximately 4.3% and the floating rate debt has a weighted average interest rate of approximately 3.5%. Approximately $42.0 million of the initial outstanding floating rate debt is financed under MDT’s $100 million secured revolving credit facility.

      The aggregate size of the MDT portfolio is approximately 5.4 million square feet of total GLA (of which 4.8 million is owned GLA), and the average size of the eleven properties is approximately 490,000 square feet of total GLA. Prior to MDT’s acquisition, DDR held seven of the MDT portfolio assets in joint ventures. These properties are located in Boston (Framingham), Massachusetts; Chicago (Schaumburg), Illinois; Minneapolis (Coon Rapids), Minnesota; Atlanta, Georgia; Washington, D.C. (Fairfax, Virginia); Atlanta (Marietta), Georgia and Naples, Florida. The remaining four assets were wholly owned by DDR and located in St. Paul, Minnesota; Kansas City (Independence), Missouri; Canton, Ohio and Cleveland (N. Olmsted), Ohio. These properties are not included in discontinued operations as the Company maintains continuing involvement through both its ownership interest and management activities. Included in equity in net income of joint ventures is approximately $7.5 million of promoted income received from the Company’s joint venture partners from the transfer of six of these properties.

      MDT is governed by a board of directors, which includes three members selected by DDR, three members selected by MBL and two independent members. MDT’s offering in Australia in November 2003 raised approximately $315 million, which equates to AUD $441.4 million.

DDR Markaz LLC

      In May 2003, the Company completed the formation of DDR Markaz LLC, a joint venture transaction with an investor group led by Kuwait Financial Centre — Markaz (a Kuwaiti publicly traded company). The Company contributed seven retail properties to the joint venture. The properties are located in Richmond, California; Oviedo, Florida; Tampa, Florida; Highland, Indiana; Grove City, Ohio; Toledo, Ohio and Winchester, Virginia. In connection with this formation, DDR Markaz LLC secured $110 million, non-recourse, five-year, secured financing at a fixed interest rate of 4.13%. Proceeds from the transaction were used to repay variable rate indebtedness. The Company retained a 20% ownership interest in these seven properties and received cash proceeds of approximately $156 million. The Company recognized a gain of approximately $25.8 million relating to the sale of the 80% interest in these properties and deferred a gain of approximately $6.5 million relating to the Company’s 20% interest. These properties are not included in discontinued operations as the Company maintains continuing involvement through both its ownership interest and management activities. The Company earns fees for asset management, property management, leasing, out-parcel sales and construction management. In 2003, the Company earned management fees aggregating $0.5 million relating to this investment.

Coventry II

      In 2003, the Company and Coventry Real Estate Advisors (“CREA”) announced the joint acquisition of the first property in connection with CREA’s formation of Coventry Real Estate Fund II (the “Fund”). The Fund was formed with several institutional investors and CREA as the investment manager. Neither the Company nor any of its officers, own a common interest in this Fund or have any incentive compensation tied to this Fund. The Fund and DDR have agreed to jointly acquire value-added retail properties in the United States. It is anticipated CREA will obtain $330 million of equity commitments to coinvest exclusively in joint ventures with DDR, which is expected to contribute an additional 20%. The Fund will invest in a variety of well-located retail properties that present opportunities for value creation, such as retenanting, market repositioning, redevelopment or expansion.

      DDR will co-invest 20% in each joint venture and will be responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, DDR will earn fees for property management, leasing and construction management. The Company also will earn a promoted interest, along with CREA, above a 10% preferred return of capital to investors through a preferred interest in the Fund.

      The first property acquired by the joint venture, Ward Parkway, is a 712,000 square foot shopping center located in suburban Kansas City, Missouri that was purchased for approximately $48.4 million. The second property, Totem Lake Malls, a 290,000 square foot shopping center in suburban Seattle, Washington was acquired in January 2004. This property was acquired for approximately $37.0 million, of which the Company’s proportionate share was $7.4 million.

Service Merchandise Joint Venture

      At December 31, 2003, the portfolio consisted of approximately 72 Service Merchandise retail sites totaling approximately 4.0 million square feet, of which 51.1% is leased or in the process of being leased. Total annualized base rental revenues were approximately $12.7 million at December 31, 2003. During 2003, the joint venture sold 22 sites and received gross proceeds of approximately $55.0 million and recorded an aggregate gain of $5.1 million of which the Company’s proportionate share was approximately $1.3 million. In 2003, the Company also earned disposition, development, management and leasing fees aggregating $1.7 million and interest income of $1.0 million relating to this investment. The Company also received distributions aggregating $1.0 million resulting from loan refinancings at the joint venture level. This joint venture has total assets and total debt of approximately $171.9 million and $78.4 million, respectively, at December 31, 2003. The Company’s investment in this joint venture was $20.1 million at December 31, 2003.

Expansions 2003

      For the twelve month period ended December 31, 2003, the Company completed expansions and redevelopments at nine shopping centers located in Birmingham, Alabama; Bayonet Point, Florida; Brandon, Florida; Tucker, Georgia; Fayetteville, North Carolina; North Canton, Ohio; Erie, Pennsylvania; Riverdale, Utah and Taylorsville, Utah at an aggregate cost of approximately $26.8 million. The Company is currently expanding/redeveloping six shopping centers located in North Little Rock, Arkansas; Tallahassee, Florida; Starkville, Mississippi; Aurora, Ohio; Tiffin, Ohio and Monaca, Pennsylvania at a projected incremental cost of approximately $27.6 million. The Company is also scheduled to commence eight additional expansion projects during 2004 at the Gadsden, Alabama; Brandon, Florida; Suwanee, Georgia; Princeton, New Jersey; Hendersonville, North Carolina; Allentown, Pennsylvania; Brentwood, Tennessee and Chattanooga, Tennessee shopping centers.

      For the twelve month period ended December 31, 2003, the Company’s joint ventures completed expansions and redevelopments at three shopping centers located in San Ysidro, California; Shawnee, Kansas and North Olmsted, Ohio at an aggregate cost of approximately $9.7 million. The Company’s joint ventures are currently expanding/redeveloping a shopping center located in Deer Park, Illinois at a projected incremental cost of approximately $13.9 million. In 2004, the Company is also scheduled to commence two additional expansion/redevelopment projects at Merriam, Kansas and Kansas City, Missouri.

Development (Consolidated) 2003

      During the twelve month period ended December 31, 2003, the Company completed the construction of thirteen shopping centers located in Fayetteville, Arkansas; Sacramento, California; Aurora, Colorado; Parker, Colorado; Parker South, Colorado; Lithonia, Georgia; McDonough, Georgia; Meridian, Idaho (Phase II of the existing shopping center); Grandville, Michigan; Coon Rapids (Minneapolis) Minnesota; St. John’s, Missouri; Erie, Pennsylvania and Frisco, Texas.

      The Company currently has twelve shopping center projects under construction. These projects are located in Long Beach, California; Fort Collins, Colorado; Overland Park, Kansas; Chesterfield, Michigan; Lansing, Michigan; St. Louis, Missouri; Apex, North Carolina; Hamilton, New Jersey; Mount Laurel, New Jersey; Pittsburgh, Pennsylvania; Irving, Texas and Mesquite, Texas. These projects are scheduled for completion during 2004 and 2005 and will create an additional 3.4 million square feet of retail space.

      The Company anticipates commencing construction in 2004 on a shopping center located in McKinney, Texas.

      The wholly-owned and consolidated development funding schedule as of December 31, 2003 is as follows (in millions):

Funded as of December 31, 2003	$561.2
Projected net funding during 2004	88.8
Projected net funding thereafter	23.0

Total	$673.0

Development (Joint Ventures) 2003

      The Company has joint venture development agreements for three shopping center projects. These three projects have an aggregate projected cost of approximately $97.8 million. The projects located in Long Beach, California and Austin, Texas were substantially completed during 2003 and the project in Jefferson County (St. Louis, Missouri) will be substantially completed in 2004. At December 31, 2003, approximately $86.5 million of costs were incurred in relation to these development projects. The projects located in Long Beach, California (City Place) and Austin, Texas are being financed through the Prudential/ DDR Retail Value Fund.

The joint venture development funding schedule as of December 31, 2003 is as follows (in millions):

			Proceeds
	DDR’s	JV Partners’	from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total

Funded as of December 31, 2003	$10.0	$19.8	$56.7	$86.5
Projected net funding during 2004	1.5	—	9.8	11.3

Total	$11.5	$19.8	$66.5	$97.8

Retail Environment

      During 2003, certain national and regional retailers experienced financial difficulties and several have filed for protection under bankruptcy laws. However, the Company’s occupancy rates have remained stable and lease rates have increased and rental rates have continued to grow. At December 31, 2003, the Company’s occupancy rate, lease rate and average rent per square foot were 94.3%, 95.1% and $10.82, respectively, compared to 95.1%, 95.9% and $10.58 at December 31, 2002.

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

     Employees

      As of February 27, 2004, the Company employed 427 full-time individuals, including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

     Qualification as a Real Estate Investment Trust

      The Company presently meets the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company generally will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Item 2.     PROPERTIES

      At December 31, 2003, the Portfolio Properties included 346 shopping centers and 34 business centers (126 of which are owned through joint ventures). The shopping centers consist of 330 community shopping centers, 12 enclosed mini-malls and four lifestyle centers. The Portfolio Properties also include over 550 undeveloped acres primarily located adjacent to certain of the shopping centers. The shopping centers aggregate approximately 54.0 million square feet of Company-owned GLA (approximately 76.1 million square feet of total GLA) and are located in 44 states, principally in the East and Midwest, with significant concentrations in Ohio, Georgia and Florida. The business centers aggregate 3.9 million square feet of Company-owned GLA and are located in 12 states, primarily in Texas.

      The Company’s shopping centers are designed to attract local area customers and are typically anchored by two or more national tenant anchors and often include a supermarket, drug store, junior department store and/or other major “category-killer” discount retailers as additional anchors. A majority of the shopping centers are anchored by a Wal-Mart, Kohl’s or Target. The tenants of the shopping centers typically offer day-to-day necessities rather than high-priced luxury items. As one of the nation’s largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers, many of which occupy space in the shopping centers.

      Shopping centers make up the largest portion of the Company’s portfolio, comprising 49.7 million (92.1%) square feet of Company-owned GLA, enclosed mini-malls account for 2.9 million (5.4%) square feet of Company-owned GLA and the lifestyle centers account for 1.4 million (2.5%) square feet of the Company-owned GLA. On December 31, 2003, the average annualized base rent per square foot of Company-owned GLA of the Company’s wholly-owned shopping centers was $9.53, and those owned through joint ventures was $13.74. The average annualized base rent per square foot of the Company’s business centers was $9.03.

      The following table sets forth, at December 31, 2003, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the wholly-owned properties and the Company’s proportionate share of joint venture properties:

	% of Shopping Center	% of Company-owned
	Base Rental Revenues	Shopping Center GLA

Wal-Mart	4.0%	6.7%
Lowe’s Home Improvement	3.1%	4.0%
Kohl’s Department Stores	3.0%	3.7%
T. J. Maxx/ Marshalls	2.2%	2.7%
Petsmart	2.0%	1.6%
Bed Bath & Beyond	2.0%	1.6%
OfficeMax	1.8%	1.7%
Best Buy	1.5%	1.1%
Michaels	1.5%	1.2%
Kroger	1.4%	1.9%
Linens ’N Things, Inc.	1.4%	1.0%
AMC Theatres	1.4%	0.5%
Gap/ Old Navy	1.4%	0.9%
Ross Dress For Less	1.3%	1.2%
Cinemark Theatres	1.2%	0.8%
Barnes & Noble/ B. Dalton	1.2%	0.7%
Toys ’R’ Us	1.2%	1.6%
Goody’s Family Clothing	1.0%	1.2%
Office Depot	1.0%	0.8%
Kmart	1.0%	2.8%
JC Penney	1.0%	1.9%

	35.6%	39.6%

      In addition, as of December 31, 2003, unless otherwise indicated, with respect to the 346 shopping centers:

•	106 of these properties are anchored by a Wal-Mart, Kohl’s or Target store;

•	These properties range in size from 10,000 square feet to approximately 850,000 square feet of total GLA (with 51 properties exceeding 400,000 square feet of total GLA);

•	Approximately 66.0% of the Company-owned GLA of these properties is leased to national chains, including subsidiaries, with approximately 19.0% of the Company-owned GLA leased to regional chains and approximately 9.3% of the Company-owned GLA leased to local tenants;

•	Approximately 94.3% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2003 (and, with respect to the properties owned by the Company at December 31, for each of the five years beginning with 1999, between 93.4% and 96.5% of aggregate Company-owned GLA of these properties was occupied);

•	Six wholly-owned properties are currently being expanded by the Company and one property is being expanded which is owned by a joint venture. The Company is pursuing the expansion of eight additional properties and two expansions of joint venture properties and

•	12 wholly-owned properties are currently being developed by the Company.

Tenant Lease Expirations and Renewals

      The following table shows tenant lease expirations for the next ten years at the Company’s shopping centers, including joint ventures, and business centers assuming that none of the tenants exercise any of their renewal options:

				Average
				Base	Percentage of	Percentage of
				Rent Per	Total Leased	Total Base
			Annualized	Sq. Foot	Sq. Footage	Rental Revenues
	No. of	Approximate	Base Rent	Under	Represented	Represented
Expiration	Leases	Lease Area in	Under Expiring	Expiring	by Expiring	Expiring
Year	Expiring	Square Feet	Leases	Leases	Leases	Leases

2004	945	3,926,099	$38,000,630	$9.68	7.7%	7.0%
2005	841	4,484,374	46,469,596	10.36	8.8%	8.5%
2006	783	3,499,494	41,858,544	11.96	6.8%	7.7%
2007	615	4,058,860	44,572,339	10.98	7.9%	8.2%
2008	562	3,639,826	40,033,123	11.00	7.1%	7.3%
2009	221	2,889,311	28,584,212	9.89	5.6%	5.2%
2010	192	3,064,158	31,302,089	10.22	6.0%	5.7%
2011	277	4,601,076	56,306,553	12.24	9.0%	10.3%
2012	210	3,991,178	44,676,631	11.19	7.8%	8.2%
2013	167	2,645,126	29,202,973	11.04	5.2%	5.4%

Total	4,813	36,799,502	$401,006,690	$10.90	71.9%	73.5%

      The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any new tenants will be obtained if not renewed.

      The Company owns approximately 500 undeveloped acres which generally consist of outlots, retail pads and expansion pads primarily located adjacent to certain of the shopping centers. The Company is pursuing an active marketing program to lease, develop or sell its undeveloped acres.

Developers Diversified Realty Corporation

Shopping Center Property at List December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

	Alabama

1	Birmingham, AL (Brook)	Brook Highland Plaza 5291 Hwy 280 South	35242	SC	Fee		1994	1994	100%
2	Birmingham, AL (Eastwood)	Eastwood Festival Center 7001 Crestwood Blvd	35210	SC	Fee		1989	1995	100%
3	Birmingham, AL (Riverchase)	Riverchase Promenade Montgomery Highway	35244	SC	Fee		1989	2002	100%
4	Gadsden, AL	East Side Plaza 3010-3036 E. Meighan Boulevard	35903	SC	Fee		1979	2003	100%
5	Opelika, AL	Pepperell Corners 2300-2600 Pepperell Parkway OP	36801	SC	Fee		1995	2003	100%
6	Scottsboro, AL	Scottsboro Marketplace 24833 John P Reid Parkway	35766	SC	Fee		1999	2003	100%
	Arizona

7	Ahwatukee, AZ	Foothills Towne Ctr (II) 4711 East Ray Road	85044	SC	Fee	(3)	1996	1997	50%
8	Phoenix, AZ	Paradise Village Gateway Tatum & Shea Blvds.	85028	SC	Fee	(3)	1997	2003	67%
9	Phoenix, AZ (Deer Valley)	Deer Valley Towne Center 2805 West Agua Fria Freeway	85027	SC	Fee	(3)	1996	1999	50%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

1	421,793	$3,784,645	$9.21	97.4%	Winn Dixie Stores (2014), Rhodes/Marks Fitzgerald (2004), Goody’s (2004), Regal Cinemas, Inc. (2014), Stein Mart (2011), OfficeMax (2011), Michael’s (2009), Books-A-Million-4 (2005), Ross Stores, Inc. (2014), Lowes Home Centers (Not Owned)
2	301,074	$1,796,796	$8.00	74.6%	Office Depot (2004), Burlington Coat Factory (2008), Regal Cinemas, Inc.(2006), Home Depot (Not Owned), Western Supermarkets (Not Owned)
3	98,016	$1,240,811	$14.80	85.6%	Marshall’s (2006), Goody’s (Not Owned), Toy’s R Us (Not Owned), Kid’s R Us (Not Owned)
4	85,340	$126,942	$5.87	25.4%	Food World (Not Owned)

5	306,224	$1,685,065	$5.73	96.0%	Lowe’s (Dark) (2012), Winn-Dixie (2013), Wal-Mart (Dark) (2013), Goody’s 20921-(2010)
6	40,560	$426,948	$10.53	100.0%	Goody’s (2011), Wal-Mart (Not Owned)

7	647,904	$9,253,637	$14.68	97.3%	Bassett Furniture (2010), Ashley Homestores (2011), Stein Mart (2011), AMC Theatre (2021), Barnes & Noble (2012), Babies R Us (2007), Ross Stores, Inc. (2007), OfficeMax (2012), Joann, Etc. (2010), Best Buy (2014)
8	223,243	$3,552,234	$16.66	95.5%	Bed Bath & Beyond (2011), Ross (2007), Petsmart (2015), Staples (2005), Albertsons-Osco Drug (Not Owned)
9	197,009	$2,905,120	$14.75	100.0%	Ross Stores (2009), OfficeMax (2013), Petsmart (2014), Michaels (2009), Target (Not Owned), AMC Theatres (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

10	Phoenix, AZ (Peoria)	Arrowhead Crossing 7553 West Bell Road	85382	SC	Fee	(3)	1995	1996	50%
	Arkansas

11	Fayetteville, AR	Spring Creek Centre 464 E. Joyce Boulevard	72703	SC	Fee		1997	1997	100%
12	Fayetteville, AR (Steele)	Steele Crossing 3533-3595 N. Shiloh Dr.	72703	SC	Fee		2001	2003	100%
13	N. Little Rock, AR	McCain Plaza 4124 East McCain Boulevard	72117	SC	Fee		1991	1994	100%
14	Russellville, AR	Valley Park Centre 3093 East Main Street	72801	SC	Fee		1992	1994	100%
	California

15	City of Industry, CA	Plaza at Puente Hills 17647-18271 Gale Avenue	91748	SC	Fee	(3)	1987	2001	20%
16	Lancaster, CA	Valley Central — Discount 44707-44765 Valley Central Way	93536	SC	Fee	(3)	1990	2001	20%
17	Long Beach, CA	City Place 451 Long Beach Blvd.	90802	SC	Fee	(3)	2002	1*	24.75%
18	Mission Viejo, CA	Olympiad Plaza 23002-23072 Alicia Parkway	92691	SC	Fee	(3)	1989	2001	20%
19	Oceanside, CA.	Ocean Place Cinemas 401-409 Mission Avenue	92054	SC	Fee		2000	1*	100%
20	Pasadena, CA	Paseo Colorado East Colorado Boulevard	91101	LC	Fee	(3)	2001	2003	25%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

10	346,430	$4,027,986	$11.96	97.2%	Staples (2009), Comp USA (2013), Mac Frugal’s (2010), Barnes & Noble (2011), T.J. Maxx (2005), Circuit City (2016), Oshman’s Sporting Goods, (2017), Bassett Furniture (2009), Linens ’N Things (2011), Fry’s (Not Owned)

11	262,827	$2,902,415	$11.04	100.0%	T.J. Maxx (2005), Best Buy (2017), Goody’s (2013), Old Navy (2005), Bed, Bath & Beyond (2009), Wal- mart Super Center (Not Owned), Home Depot (Not Owned)
12	41,249	$552,163	$13.39	100.0%	Kohl’s (Not Owned), Target (Not Owned)
13	270,878	$1,575,117	$6.40	90.8%	Bed Bath & Beyond (2013), T.J. Maxx (2007), Cinemark Theatre- Tandy 10 (2011), Burlington Coat Factory Whse (2014), Sports Authority(2013)
14	272,245	$1,751,291	$6.57	97.9%	Wal-Mart Stores(2011), Stage (2005), J.C. Penney (2012)

15	518,938	$6,370,020	$13.90	88.3%	Miller’s Outpost/Hub Dist (2008), Office Depot, Inc. (2012)
16	336,403	$3,654,805	$11.05	98.4%	Wal-Mart (2010), Movies 12/Cinemark (2017), Michael’s (2005), Marshalls (2007), Circuit City (2011), Staples (2008), Costco (Not Owned)
17	267,670	$3,899,248	$14.57	100.0%	Nordstrom, Inc. (2012), Ross Stores, Inc. (2013), Wal-Mart (2022), Albertson’s (Not Owned)
18	45,600	$1,277,009	$28.47	98.4%

19	80,450	$1,083,136	$15.72	85.7%	Regal Cinemas (2014)

20	556,163	$11,957,305	$22.77	94.4%	Gelson’s Market (2021), Equinox (2017), Macy’s (2010), Pacific Theatres Exhib. Corp (2016), DSW Shoe Warehouse (2011), J Jill (2012), Cafe Med/Brice (2011), Delmonicos Seafood (2012), P.F. Changs China Bistro (2016), Bombay Company (2011), Tommy Bahama (2011), Sephora (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

21	Pleasant Hill, CA.	Downtown Pleasant Hill Trelahy and Crescent Roads	94523	SC	Fee	(3)	1999	2001	20%
22	Richmond, CA (Hilltop)	Hilltop Plaza 3401 Blume Drive	94806	SC	Fee	(3)	1997	2002	20%
23	Richmond, CA	Richmond City Center MacDonald Avenue	94801	SC	Fee	(3)	1993	2001	20%
24	San Francisco, CA (Retail)	Van Ness Plaza 215 1000 Van Ness Avenue	94109	SC	GL		1998	2002	100%
25	San Ysidro, CA	San Ysidro Village Camino de la Plaza	92173	SC	Fee	(3)	1988	2001	20%
	Colorado

26	Alamosa, CO	Alamosa Plaza 145 Craft Drive	81101	SC	Fee		1986	2*	100%
27	Aurora, CO	Pioneer Hills 5400-5820 South Parker	80012	SC	Fee		2002	2003	100%
28	Broomfield, CO	Flatiron Marketplace Garden 1 West Flatiron Circle	80021	SC	Fee		2001	2003	100%
29	Denver, CO	Tamarac Square 7777 E. Hampden	80231	SC	Fee		1976	2001	100%
30	Denver, CO (Centennial)	Centennial Promenade 9555 E. County Line Road	80223	SC	Fee		1997	1997	100%
31	Denver, CO (University)	University Hills 2730 South Colorado Boulevard	80222	SC	Fee		1997	2003	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

21	347,647	$6,133,487	$19.13	92.2%	Albertson’s (2020), Michael’s (2010), Borders Book & Music (2015), Century Theatres, Inc. (2016), Bed, Bath & Beyond (2010), Ross Stores, Inc. (2010)
22	245,774	$3,673,252	$14.95	100.0%	OfficeMax (2011), PetSmart (2012), Ross Dress For Less (2008), Barnes & Noble Booksellers (2011), Circuit City (2017), Century Theatre (2016)
23	76,692	$1,060,689	$15.35	90.1%	Food 4 Less/FoodsCo (2013)

24	123,755	$4,447,308	$35.94	100.0%	AMC Van Ness 14 Theatres (2030), Crunch Fitness Int’l, Inc. (2008)
25	162,932	$1,546,132	$13.44	70.6%	Ross Dress For Less (2014), Marshalls (2013), K-Mart (Not Owned)

26	19,875	$93,201	$7.75	60.5%	City Market, Inc. (Not Owned), Big “R” (Not Owned)
27	127,643	$2,140,430	$16.77	100.0%	Bed Bath & Beyond (2012), Office Depot (2017), Home Depot (Not Owned), Wal-Mart (Not Owned)
28	245,217	$4,953,905	$20.33	99.3%	Best Buy (2016), Office Depot (2016), Great Indoors (Not Owned), Nordstrom (2011), Linens ’N Things (2017)
29	174,780	$1,665,060	$13.07	72.9%	Madstone Theatres (2007), The Gap, Inc. (2004)
30	408,515	$6,208,174	$15.77	96.4%	Golfsmith Golf Center (2007), Soundtrack (2017), Ross Dress for Less (2008), OfficeMax (2012), Michael’s (2007), Toys R Us (2011), Borders (2017), Loehmann’s R.E. Holdings, Inc. (2012), American Furniture Warehouse (Not Owned), Recreational Equipment (Not Owned)
31	244,383	$4,036,345	$16.52	100.0%	Linens ’N Things (2013), Pier One Imports (2014), OfficeMax (2012), King Soopers/Krogers (2017)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2003

				Type of				DDR
			Zip	Property	Ownership	Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest

32	Littleton, CO (Dev)	Aspen Grove 7301 South Santa Fe	80120	LC	Fee (3)	2002	1*	50%
33	Parker, CO	Parker Pavilions 11153-11183 South Parker Road	80134	SC	Fee	2001	2003	100%
34	Trinidad, CO	Trinidad Plaza Hwy 239 @ 125 Frontage Road	81082	SC	Fee	1986	2*	100%
	Connecticut

35	Plainville, CT	Connecticut Commons I-84 & Rte 9	06062	SC	Fee	1999	1*	100%
36	Waterbury, CT	Kmart Plaza 899 Wolcott Street	06705	SC	GL	1973	2*	100%
	Florida

37	Bayonet Point, FL	Point Plaza US 19 & SR 52	34667	SC	Fee	1985	2*	100%
38	Brandon, FL	Kmart Shopping Center 1602 Brandon BL	33511	SC	GL	1972	2*	100%
39	Brandon, FL (Plaza)	Lake Brandon Plaza Causeway Boulevard	33511	SC	Fee	1999	2003	100%
40	Brandon, FL (Village)	Lake Brandon Village Causeway Boulevard	33511	SC	Fee	1997	2003	100%
41	Crystal River, FL	Crystal River Plaza 420 Sun Coast Hwy	33523	SC	Fee	1986	2*	100%
42	Daytona Beach, FL	Volusia 1808 W. International Speedway	32114	SC	Fee	1984	2001	100%
43	Fern Park, FL	Fern Park Shopping Center 6735 US #17-92 South	32720	SC	Fee	1970	2*	100%
44	Gulf Breeze, FL	Gulf Breeze Marketplace 3749-3767 Gulf Breeze Parkway	32561	SC	Fee	1998	2003	100%
45	Jacksonville, FL	Jacksonville Regional 3000 Dunn Avenue	32218	SC	Fee	1988	1995	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

32	247,504	$6,682,458	$27.15	99.4%	Coldwater Creek (2011), Talbots (2012), Ann Taylor (2012), J. Crew (2012), Banana Republic (2012), Gap (2012), Williams-Sonoma (2014), J. Jill (2012), Bombay Company (2012), Pottery Barn (2014), Pier Imports (2011), Joseph A. Bank Clothiers (2012), Buca di Beppo (2013), Champps (2022)
33	81,809	$1,388,237	$16.97	100.0%	Office Depot (2016), IHOP (2022), Home Depot (Not Owned), Wal-Mart (Not Owned)
34	63,836	$170,958	$5.11	52.4%	Big “R” (Not Owned)

35	465,453	$4,199,112	$11.40	79.2%	Lowe’s of Plainville (2019), Kohl’s (2022), A.C. Moore (2014), Old Navy (2011), Levitz Furniture (2015), Linens ’N Things (2017), Loew’s Theatre (Not Owned)
36	124,310	$417,500	$3.36	100.0%	Kmart (2003), Jo-Ann Stores (2010)

37	209,720	$1,341,102	$6.39	100.0%	Publix Super Markets (2005), Beall’s (2014), T.J. Maxx (2010)
38	161,900	$513,665	$3.23	98.4%	Kmart (2007), Kane Furniture (Not Owned)
39	148,267	$1,676,952	$11.31	100.0%	Compusa (2017), Jo-Ann Fabrics (2017), Publix (2019), Babies R Us (Not Owned)
40	113,548	$1,412,038	$12.44	100.0%	Linens ’N Things (2014), The Sports Authority (2018), Lowe’s (Not Owned)
41	160,190	$880,293	$5.54	99.2%	Beall’s (2012), Beall’s Outlet (2006), Scotty’s (2008)
42	76,087	$924,334	$12.34	98.4%	TJMF, Inc. (2004), Marshalls of MA, Inc. (2005)
43	16,000	$131,000	$8.19	100.0%

44	29,827	$448,894	$15.68	96.0%	Lowe’s (Not Owned), Wal-Mart (Not Owned)
45	219,735	$1,338,574	$6.44	94.6%	J.C. Penney (2007), Winn Dixie Stores (2009)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

46	Marianna, FL	The Crossroads 2814-2822 Highway 71	32446	SC	Fee		1990	2*	100%
47	Melbourne, FL	Melbourne Shopping Center 750-850 Apollo Boulevard	32935	SC	GL		1978	2*	100%
48	Naples, FL	Carillon Place 5010 Airport Road North	33942	SC	Fee	(3)	1994	1995	14.50%
49	Ocala, FL	Ocala West 2400 SW College Road	32674	SC	Fee		1991	2003	100%
50	Ormond Beach, FL	Ormond Towne Square 1458 West Granada Boulevard	32174	SC	Fee		1993	1994	100%
51	Oviedo, FL	Oviedo Park Crossing Rte 417 & Red Bug Lake Road	32765	SC	Fee	(3)	1999	1*	20%
52	Palm Harbor, FL	The Shoppes of Boot Ranch 300 East Lakeroad	34685	SC	Fee		1990	1995	100%
53	Pensacola, FL	Palafox Square 8934 Pensacola Boulevard	32534	SC	Fee		1988	1*	100%
54	Pensacola, FL (Market)	Pensacola Marketplace W. Fairfield Drive	32505	SC	Fee		2000	2003	100%
55	Spring Hill, FL	Mariner Square 13050 Cortez Boulevard	34613	SC	Fee		1988	2*	100%
56	Tallahassee, FL	Capital West 4330 West Tennessee Street	32312	SC	Fee		1994	2003	100%
57	Tampa, FL (Dale)	North Pointe Plaza 15001-15233 North Dale Mabry	33618	SC	Fee	(3)	1990	2*	20%
58	Tampa, FL (Waters)	Town N’ Country 7021-7091 West Waters Avenue	33634	SC	Fee		1990	2*	100%
59	Tarpon Springs, FL	Tarpon Square 41232 U.S. 19, North	34689	SC	Fee		1974	2*	100%
60	West Pasco, FL	Pasco Square 7201 County Road 54	34653	SC	Fee		1986	2*	100%
	Georgia

61	Athens, GA	Athens East 4375 Lexington Road	30605	SC	Fee		2000	2003	100%
62	Atlanta, GA (Duluth)	Pleasant Hill Plaza 1630 Pleasant Hill Road	30136	SC	Fee		1990	1994	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

46	63,894	$426,305	$7.07	94.4%	Beall’s (2005), Wal-Mart (Not Owned)
47	121,913	$130,913	$4.02	26.7%

48	267,808	$3,062,172	$11.43	100.0%	Winn Dixie (2014), T.J. Maxx (2009), Circuit City (2015), Ross Dress for Less (2005), Circuit City (2015), OfficeMax (2010)
49	101,438	$671,540	$7.09	93.4%	The Sports Authority (2012), Winn- Dixie (2004)
50	234,045	$1,959,411	$8.39	99.8%	Beall’s (2018), Beall’s (2004), Publix Super Markets (2013)
51	186,212	$1,908,262	$10.25	100.0%	OfficeMax (2014), Ross Dress for Less (2010), Michael’s (2009), T.J. Maxx (2010), Linens ’N Things (2011), Lowe’s (Not Owned)
52	52,395	$864,093	$16.94	97.3%	Albertson’s (Not Owned), Target (Not Owned)
53	17,150	$220,962	$12.88	100.0%

54	55,795	$0	$0.00	0.0%

55	188,924	$1,463,727	$7.94	97.6%	Beall’s (2006), Ross Dress for Less (2014), Walmart (Not Owned)
56	21,400	$154,264	$10.02	72.0%	Wal-Mart (Not Owned)

57	104,460	$1,210,789	$11.84	97.9%	Publix Super Markets (2010), Walmart (Not Owned)
58	134,366	$1,130,666	$8.52	98.8%	Beall’s (2005), Kash ’N Karry-2 Store (2010), Walmart (Not Owned)
59	198,797	$1,383,917	$6.96	100.0%	K Mart (2009), Big Lots (2007), Staples Superstore (2013)
60	135,421	$934,420	$7.40	93.2%	Beall’s Outlet (2013), Publix Super Markets (2006), Plymouth Blimpie, Inc.-4 (2006), Walmart (Not Owned)

61	24,000	$342,252	$14.26	100.0%	Wal Mart (Not Owned)

62	99,025	$1,319,949	$14.34	92.9%	Office Depot (2005), Wal-Mart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

63	Atlanta, GA (Perimeter)	Perimeter Pointe 1155 Mt. Vernon Highway	30136	SC	Fee	(3)	1995	1995	14.50%
64	Canton, GA (Riverplace)	Riverplace 104-150 Riverstone Parkway	30114	SC	Fee		1983	2003	100%
65	Canton, GA (Riverpointe)	River Pointe 1550-1558 Riverstone Parkway	30114	SC	Fee		1996	2003	100%
66	Cartersville, GA	Felton’s Crossing 877 Joe Frank Harris Parkway S	30120	SC	Fee		1984	2003	100%
67	Chamblee, GA	Chamblee Plaza Peachtree Industrial Boulevard	30341	SC	Fee		1976	2003	100%
68	Columbus, GA	Bradley Park Crossing 1591 Bradley Park Drive Columb	31904	SC	Fee		1999	2003	100%
69	Cumming, GA	Cumming Marketplace Marketplace Boulevard	30041	SC	Fee		1997	2003	100%
70	Cumming, GA (Pinetree)	Pinetree Village 2350 Atlanta Highway	30040	SC	Fee		1999	2003	100%
71	Douglasville, GA	Douglasville Marketplace 6875 Douglas Boulevard	30135	SC	Fee		1999	2003	100%
72	Ft. Oglethorpe, GA	Fort Oglethorpe Marketplace 101 Battlefield Parkway Fort	30742	SC	Fee		1992	2003	100%
73	Griffin, GA	Ellis Crossing 649-687 North Expressway	30223	SC	Fee		1986	2003	100%
74	Lafayette, GA	Lafayette Center 1109 North Main Street	30728	SC	Fee		1990	2003	100%
75	Lawrenceville, GA	Five Forks Village 850 Dogwood Road	30044	SC	Fee		1990	2003	100%
76	Lilburn, GA (Five Forks)	Five Forks Crossing 3055 Five Forks Trickum Road	30047	SC	Fee		1990	2003	100%
77	Lithonia, GA	The Shoppes at Turner Hill	30038	SC	Fee		2001	2003	100%
78	Loganville, GA	Midway Plaza 910 Athens Hwy	30052	SC	Fee		1995	2003	100%
79	Madison, GA	Beacon Heights 1462-1532 Eatonton Road	30650	SC	Fee		1989	2003	100%
80	Marietta, GA	Town Center Prado 2609 Bells Ferry Road	30066	SC	Fee	(3)	1995	1995	14.50%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

63	343,155	$5,018,873	$14.63	100.0%	Stein Mart (2010), Babies R Us, (2007), The Sports Authority (2012), L.A. Fitness Sports Clubs (2016), Office Depot (2012), St. Joseph’s Hospital/Atlanta (2006), United Artists Theatre (2015)
64	127,853	$964,572	$7.81	96.6%	Staples (2014), Ingles (2019)

65	39,000	$560,226	$14.36	100.0%	Walmart (Not Owned)

66	112,240	$853,574	$7.70	98.8%	Ross Dress For Less (2013), Ingles (2019)
67	175,969	$1,265,778	$9.23	77.9%	Save Rite (2006)

68	119,786	$1,286,041	$10.74	100.0%	Goody’s (2011), Petsmart (2015), Michael’s (2009), Target (Not Owned)
69	318,695	$3,657,406	$11.48	100.0%	Goody’s (2012), Lowe’s (2019), Michael’s (2010), Officemax (2013), Home Depot (Not Owned), Wal Mart (Not Owned)
70	27,600	$491,003	$17.79	100.0%

71	97,458	$970,967	$9.96	100.0%	Best Buy (2015), Babies R Us (2006), Lowes (Not Owned)
72	176,903	$454,510	$3.66	70.1%	Kmart (2007)

73	64,770	$296,184	$6.08	75.3%	Winn-Dixie (Dark) (2006), Wal Mart (Not Owned)
74	78,422	$452,585	$8.32	69.4%	Food Lion (Dark) (2019)

75	89,064	$939,370	$10.68	98.7%	Winn-Dixie (Save-Rite) (2010)

76	73,950	$691,618	$9.35	100.0%	Kroger (2012)

77	73,175	$765,000	$10.45	100.0%	Best Buy (2018), Bed Bath & Beyond (2012), Toys R Us (Not Owned)
78	91,196	$948,539	$10.68	97.4%	Kroger (2016)

79	106,100	$487,133	$4.64	98.9%	Ingles (Dark) (2010), Wal-Mart (2009)
80	300,977	$3,571,917	$12.43	95.5%	Stein Mart (2007), Ross Dress for Less (2013), Publix (2015), Crunch Fitness International (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2003

				Type of				DDR
			Zip	Property	Ownership	Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest

81	Marietta, GA (Garrison)	Garrison Ridge Crossing 2650 Dallas Highway	30064	SC	Fee	1997	2003	100%
82	McDonough, GA	McDonough Marketplace (LP-II) NE Corner 175 & Highway 20	30253	SC	Fee	1999	2003	100%
83	Newnan, GA	Newnan Crossing 955-1063 Bullsboro Drive Newna	30264	SC	Fee	1995	2003	100%
84	Peachtree City, GA	Peachtree City Marketplace Marketplace Connector Peacht	30269	SC	Fee	1999	2003	100%
85	Stockbridge, GA (Freeway)	Freeway Junction 3797-3879 Highway 138 SE Stock	30281	SC	Fee	1988	2003	100%
86	Stone Mountain, GA (River)	Rivercliff Village Stone Mountain Highway Stone M	30047	SC	Fee	1999	2003	100%
87	Suwanee, GA (Johns)	Johns Creek Towne Center 3630 Peachtree Parkway Suwane	30024	SC	Fee	2001	2003	100%
88	Suwanee, GA (Noble)	The Village at Noble Farms 1145 Peachtree Industrial Boul	30024	SC	Fee	1997	2003	100%
89	Tucker, GA	Cofer Crossing 4349-4375 Lawrenceville Hwy	30084	SC	Fee	1998	2003	100%
90	Union City, GA	Shannon Square 4720 Jonesboro Road	30291	SC	Fee	1986	2003	100%
91	Warner Robbins, GA	Warner Robins Place 2724 Watson Boulevard	31093	SC	Fee	1997	2003	100%
92	Woodstock, GA	Woodstock Place 10029 Highway 928	30188	SC	Fee	1995	2003	100%
	Idaho

93	Idaho Falls, ID	Country Club Mall 1515 Northgate Mile	83401	SC	Fee	1976	1998	100%
94	Meridian, ID	Meridian Crossroads Eagle and Fairview Road	83642	SC	Fee	1999	1*	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

81	18,200	$315,713	$17.35	100.0%	Lowes (Not Owned)

82	20,700	$298,545	$14.42	100.0%	Walmart (Not Owned)

83	156,497	$1,265,908	$8.09	100.0%	Lowe’s (2015), Belk (Not Owned), Wal-Mart (Not Owned)
84	50,367	$637,085	$13.01	97.2%	Staples (2015)

85	162,778	$403,905	$5.89	42.1%	Ingles (Dark) (2009)

86	2,000	$42,000	$21.00	100.0%

87	306,206	$2,814,466	$14.00	65.6%	Kohl’s (2022), Michael’s (2011), Staples (2016)
88	43,393	$815,490	$19.42	96.8%

89	129,432	$1,145,218	$8.85	100.0%	Goody’s (2014), Kroger (2019), Wal Mart (Not Owned)
90	100,002	$785,087	$8.21	95.6%	Ingles (2006), Wal Mart (Not Owned)
91	107,941	$1,142,577	$10.83	97.8%	T.J. Maxx (2010), Staples (2016), Lowe’s (Not Owned), Wal Mart (Not Owned)
92	170,940	$1,456,809	$8.66	98.4%	Wal-Mart (2020)

93	148,593	$710,482	$6.52	73.4%	Office Max (2011), World Gym (2008), Fred Meyer, Inc. (Not Owned)
94	417,727	$4,630,094	$11.08	100.0%	Bed Bath & Beyond (2011), Old Navy (2005), Shopko Stores, Inc. (2020), Office Depot (2010), Ross Dress For Less (2012), Marshalls (2012), Sportsman’s Warehouse (2015), Craft Warehouse (2013)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

	Illinois

95	Decatur, IL	Decatur Marketplace Maryland Street	62521	SC	Fee		1999	2003	100%
96	Deer Park, IL	Deer Park Town Center 20503 North Rand Road	60074	LC	Fee	(3)	2000	1*	12.38%
97	Harrisburg, IL	Arrowhead Point 701 North Commercial	62946	SC	Fee		1991	1994	100%
98	Kildeer, IL	The Shops at Kildeer 20505 North Highway 12	60047	SC	Fee	(3)	2001	2001	10%
99	Mount Vernon, IL	Times Square Mall 42nd and Broadway	62864	MM	Fee		1974	2*	100%
100	Schaumburg, IL	Woodfield Village Green 1430 East Golf Road	60173	SC	Fee	(3)	1993	1995	14.50%
	Indiana

101	Bedford, IN	Town Fair Center 1320 James Avenue	47421	SC	Fee		1993	2*	100%
102	Connersville, IN	Whitewater Trade Center 2100 Park Road	47331	SC	Fee		1991	2*	100%
103	Highland, IN	Highland Grove Shopping Center Highway 41 & Main Street	46322	SC	Fee	(3)	1995	1996	20%
104	Lafayette, IN	Park East Marketplace 4205 – 4315 Commerce Drive	47905	SC	Fee		2000	2003	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

95	22,775	$271,656	$11.93	100.0%	Wal Mart (Not Owned)
96	262,716	$7,034,086	$27.51	97.3%	GAP (2010), Barnes & Noble (Not Owned), Pier 1 Imports (2012), Banana Republic (2010), Bombay Company (2011), Abercrombie & Fitch (2005), Pottery Barn Kids (2012), Pottery Barn (2013), Restoration Hardware (2010), Eddie Bauer Home (2011), Eddie Bauer Sportswear (2011), Coldwater Creek (2010), J. Crew (2011), Ann Taylor (2011), Talbots/Talbots Petites (2011), Williams-Sonoma (2013), Joseph A. Bank Clothiers (2011), California Pizza Kitchen (2013)
97	167,074	$841,405	$5.45	92.3%	Wal-Mart Stores (2011), Mad-Pricer Store/Roundy’s (2011)
98	155,490	$2,841,563	$18.27	100.0%	Bed Bath & Beyond (2012), Circuit City (2017), Old Navy (2006)
99	268,328	$855,027	$3.79	84.2%	Sears (2013), Country Fair Market Fresh (2004), J.C. Penney (2007)
100	458,819	$7,373,738	$16.07	100.0%	Circuit City (2009), Off 5th (2011), Officemax (2010), Container Store (2011), Sports Authority Store (2013), Marshalls (2009), Nordstrom Rack (2009), Borders Books (2009), Expo Design Center (2019), Costco (Not Owned), Kla/Sm Newco Schaumburg, LLC (Not Owned), Prairie Rock Restaurant (Not Owned)
101	223,431	$1,352,897	$6.06	100.0%	K Mart (2008), Goody’s (2008), J. Penney (2008), Buehler’s Buy Low (2010)
102	141,770	$840,863	$6.06	97.8%	Cox New Market-4 (2011), Wal- Mart Stores (2011)
103	312,546	$3,320,035	$10.62	100.0%	Marshall’s (2011), Kohl’s (2016), Circuit City-1 (2016), Office Max (2012), Target (Not Owned), Jewel (Not Owned), Borders (Not Owned)
104	35,100	$423,570	$13.11	92.0%	Wal Mart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

	Iowa

105	Cedar Rapids, IA	Northland Square 303 -367 Collins Road, NE	52404	SC	Fee		1984	1998	100%
106	Ottumwa, IA	Quincy Place Mall 819 1110 Quincy Avenue	52501	MM	Fee		1990	2*	100%
	Kansas

107	Leawood, KS	Town Center Plaza 5000 W 119 Street	66209	LC	Fee		1990	1998	100%
108	Merriam, KS	Merriam Town Center 5700 Antioch Road	66202	SC	Fee	(3)	1998	1*	50%
109	Olathe, KS (Devonshire)	Devonshire Village 127th Street & Mur-Len Road	66062	SC	Fee	(3)	1987	1998	24.75%
110	Overland Park, KS (Cherokee)	Cherokee North Shopping Cente 8800-8934 W 95th Street	66212	SC	Fee	(3)	1987	1998	24.75%
111	Overland Park, KS (Pointe)	Overland Pointe Marketplace Inter 135th & Antioch Rd	66213	SC	Fee		2001	2003	100%
112	Shawnee, KS (Quivira Parcel)	Ten Quivira Parcel 63rd St. & Quivira Road	66216	SC	Fee	(3)	1972	1998	24.75%
113	Shawnee, KS (Ten Quivira)	Ten Quivira Shopping Center 63rd Street & Quivira Road	66216	SC	Fee	(3)	1992	1999	24.75%
114	Wichita, KS (Eastgate)	Eastgate Plaza South Rock Road	67207	SC	Fee		1955	2002	100%
	Kentucky

115	Hazard, KY	Grand Vue Plaza Kentucky Highway 80	41701	SC	Fee		1978	2*	100%
116	Lexington, KY (North)	North Park Marketplace 524 West New Circle	40511	SC	Fee		1998	2003	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

105	187,068	$1,760,537	$9.41	100.0%	T.J. Maxx (2004), Office Max (2010), Barnes & Noble (2010), Kohl’s (2021)
106	194,703	$1,219,386	$6.88	91.0%	Herberger’s (2005), J.C. Penney (2005), Officemax (2015), Walmart (Not Owned), Target (Not Owned)

107	291,646	$7,440,504	$26.80	95.2%	Barnes & Noble (2011), Coldwater Creek (2009), Limited/Limited Too (2009), Abercrombie & Fitch (2009), Victorias Secret (2009), Express/Bath&Body/Structure (2009), GAP/GAP Body (2008), Gap Kids (2005), J. Jill (2013), Pottery Barn (2009), Williams- Sonoma (2009), American Eagle (2013), Pacific Sunwear (2012), Bravo Cucina Italiana (2013), Restoration Hardware (2012), Houlihans, Bristol Seafood Bar & Grill (2011)
108	344,009	$4,070,931	$11.83	100.0%	Officemax (2013), Petsmart (2019), Hen House (2018), Marshalls (2008), Dick’s Sporting Goods (2016), Cinemark (2018), Home Depot (Not Owned)
109	48,802	$378,454	$8.97	86.4%

110	55,565	$635,074	$15.42	74.1%

111	7,000	$125,300	$17.90	100.0%

112	12,000	$194,271	$16.19	100.0%

113	159,693	$799,661	$5.58	89.7%	Price Chopper Foods (2005), Westlake Hardware (2005)
114	205,200	$1,981,509	$11.97	80.7%	Officemax (2007), T.J. Maxx (2006), Barnes & Noble (2012), KCBB, Inc Burlington (Not Owned)

115	111,492	$399,746	$4.43	81.0%	Wright Lumber (2007)

116	48,920	$609,650	$13.90	89.6%	Staples (2016), Wal Mart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

117	Lexington, KY (South)	South Farm Marketplace Man-O-War Boulevard and Nichol	40503	SC	Fee		1998	2003	100%
118	Richmond, KY	Carriage Gate 833-847 Eastern By-Pass	40475	SC	Fee		1992	2003	100%
	Maine

119	Brunswick, ME	Cook’s Corners 172 Bath Road	04011	SC	GL		1965	1997	100%
	Maryland

120	Salisbury, MD	The Commons E. North Point Drive	21801	SC	Fee		1999	1*	100%
121	Salisbury, MD (JV)	The Commons (Phase III) North Pointe Drive	21801	SC	Fee	(3)	2000	1*	50%
	Massachusetts

122	Everett, MA	Gateway Center 1 Mystic View Road	02149	SC	Fee		2001	1*	100%
123	Framingham, MA	Shopper’s World 1 Worcester Road	01701	SC	Fee	(3)	1994	1995	14.50%
	Michigan

124	Bad Axe, MI	Huron Crest Plaza 850 North Van Dyke Road	48413	SC	Fee		1991	2*	100%
125	Cheboygan, MI	Kmart Shopping Plaza 1109 East State	49721	SC	Fee		1988	2*	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

117	27,643	$582,564	$21.07	100.0%	Lowe’s (Not Owned), Wal Mart (Not Owned)
118	158,041	$479,101	$8.53	35.5%	Food Lion (Dark) (2017), Ballard’s (Not Owned)

119	305,692	$2,421,384	$8.02	98.8%	Hoyts Cinemas Brunswik (2010), Brunswick Bookland (2004), Big Lots (2008), T.J. Maxx (2004), Sears (2012)

120	98,635	$1,254,666	$12.72	100.0%	Officemax (2013), Michael’s (2009), Home Depot (Not Owned), Target (Not Owned)
121	27,500	$346,500	$12.60	100.0%

122	222,287	$3,453,861	$15.54	100.0%	Bed Bath And Beyond (2011), Old Navy (2011), Officemax (2020), Babies R Us (2013), Michael’s (2012), Costco (Not Owned), Target (Not Owned), Home Depot (Not Owned)
123	768,555	$13,525,586	$17.60	100.0%	Toys R Us (2020), Jordon Marsh/ Federated (2020), T.J. Maxx (2010), Babies R Us (2013), DSW Shoe Warehouse (2007), A.C. Moore (2007), Marshalls (2011), Bobs (2011), Linens ’N Things (2011), Sports Authority (2015), Officemax (2011), Best Buy (2014), Barnes & Noble (2011), Kohl’s (2005), General Cinema (2014)

124	63,415	$565,108	$8.91	100.0%	Great A & P Tea (2012), Wal-Mart (Not Owned)
125	95,094	$429,793	$4.52	100.0%	Carter’s Food Center (2004), Carter’s Food Center (2004), K Mart (2005), Kmart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

126	Detroit, MI	Belair Center 8400 E. Eight Mile Road	48234	SC	GL		1989	1998	100%
127	Gaylord, MI	Pine Ridge Square 1401 West Main Street	49735	SC	Fee		1991	2*	100%
128	Grandville, MI	Grandville Marketplace Intersect 44th St & Canal Ave	49418	SC	Fee		2001	2003	100%
129	Houghton, MI	Copper Country Mall Highway M26	49931	MM	Fee		1981	2*	100%
130	Howell, MI	Grand River Plaza 3599 East Grand River	48843	SC	Fee		1991	2*	100%
131	Lansing, MI	The Marketplace At Delta Town 8305 West Saginaw Hwy 196 Ramp	48917	SC	Fee		2000	2003	100%
132	Mt. Pleasant, MI	Indian Hills Plaza 4208 E Blue Grass Road	48858	SC	Fee		1990	2*	100%
133	Sault St. Marie, MI	Cascade Crossings 4516 I-75 Business Spur	49783	SC	Fee		1993	1994	100%
134	Walker, MI (Grand Rapids)	Green Ridge Square 3390-B Alpine Ave NW	49504	SC	Fee		1989	1995	100%
	Minnesota

135	Bemidji, MN	Paul Bunyan Mall 1201 Paul Bunyan Drive	56601	MM	Fee		1977	2*	100%
136	Brainerd, MN	Westgate Mall 1200 Highway 210 West	56401	MM	Fee		1985	2*	100%
137	Coon Rapids, MN	Riverdale Village Perimeter 12921 Riverdale Drive	55433	SC	Fee	(3)	1999	1*	14.50%
138	Coon Rapids, MN (Development)	Riverdale Village Central 12921 Riverdale Drive	55433	SC	Fee		2003	1*	100%
139	Eagan, MN	Eagan Promenade 1299 Promenade Place	55122	SC	Fee	(3)	1997	1997	50%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

126	343,502	$2,021,326	$8.31	70.8%	Phoenix Theaters (2011), Bally Total Fitness (2016), Big Lots Stores, Inc. (2008), Kids R Us (2013), Toys R Us, Inc. (2021), Target (Not Owned)
127	190,482	$1,049,184	$5.51	100.0%	Wal-Mart Stores (2010), Buy Low/Roundy’s (2011)
128	191,801	$2,220,777	$11.58	100.0%	Circuit City (2017), Linen ’N Things (2013), Gander Mountain (2016), Office Max (2013), Lowe’s (Not Owned)
129	257,863	$699,177	$4.51	60.2%	J.C. Penney (2005), Officemax (2014)
130	215,047	$1,315,146	$6.12	100.0%	Wal-Mart Stores (2011), Kroger (2012)
131	93,269	$923,148	$10.36	95.5%	Michael’s (2011), Gander Mountain (2015), Lowe’s (Not Owned), Wal Mart (Not Owned)
132	248,963	$1,394,486	$6.12	91.5%	Wal-Mart Stores (2009), Big Lots (2004), Kroger (2011)
133	270,761	$1,731,434	$6.39	100.0%	Wal-Mart Stores (2012), J.C. Penney (2008), Office Max (2013), Glen’s Market (2013)
134	133,877	$1,403,429	$10.97	95.6%	T.J. Maxx (2005), Office Depot (2005), Target (Not Owned), Media Play (Not Owned), Toys R Us (Not Owned), Circuit City (Not Owned)

135	297,586	$1,396,286	$4.96	94.6%	K Mart (2007), Herberger’s (2005), J.C. Penney (2008)
136	260,319	$1,937,473	$7.53	98.9%	K Mart (2004), Herberger’s (2013), Movies 10/Westgate Mall (2011)
137	364,998	$4,797,658	$13.14	100.0%	Kohl’s (2020), Jo-Ann Stores (2010), Linens ’N Things (2016), Old Navy (2007), Sportsmen’s Warehouse (2017), Best Buy Stores, L.P. (2013), Sears (Not Owned), Costco (Not Owned)
138	234,448	$3,165,041	$13.50	100.0%	Borders (2023), JC Penney (2024)

139	292,711	$3,509,325	$11.99	100.0%	Byerly’s (2016), Petsmart (2018), Barnes & Noble (2012), OfficeMax (2013), T.J. Maxx (2007), Bed Bath & Beyond (2012), Ethan Allen Furniture (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

140	Hutchinson, MN	Hutchinson Mall 1060 SR 15	55350	MM	Fee		1981	2*	100%
141	Minneapolis, MN (Maple Grove)	Maple Grove Crossing Weaver Lake Road & I-94	55369	SC	Fee	(3)	1995	1996	50%
142	St. Paul, MN	Midway Marketplace 1450 University Avenue West	55104	SC	Fee	(3)	1995	1997	14.50%
143	Worthington, MN	Northland Mall 1635 Oxford Street	56187	MM	Fee		1977	2*	100%
	Mississippi

144	Gulfport, MS	Crossroads Center Crossroads Parkway	39503	SC	Fee		1999	2003	100%
145	Jackson, MS (Junction)	The Junction 6351 I-55 North3	39213	SC	Fee		1996	2003	100%
146	Jackson, MS (Metro)	Metro Station 4700 Robinson Road	39204	SC	Fee		1997	2003	100%
147	Oxford, MS	Oxford Place 2015-2035 University Avenue	38655	SC	Fee		2000	2003	100%
148	Saltillo, MS	Cross Creek Shopping Center 1040-1184 Cross Creek Drive	38866	SC	Fee		1999	2003	100%
149	Starkville, MS	Starkville Crossing 882 Highway 12 West	39759	SC	Fee		1990	1994	100%
150	Tupelo, MS	Big Oaks Crossing 3850 N Gloster St	38801	SC	Fee		1992	1994	100%
	Missouri

151	Arnold, MO	Jefferson County Plaza Vogel Road	63010	SC	Fee	(3)	2002	1*	50%
152	Fenton, MO	Fenton Plaza Gravois & Highway 141	63206	SC	Fee		1970	2*	100%
153	Independence, MO	Independence Commons 900 East 39th Street	64057	SC	Fee	(3)	1995	1995	14.50%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

140	121,001	$756,696	$7.02	89.0%	J.C. Penney (2006), Kmart (Not Owned)
141	265,957	$2,837,043	$10.67	100.0%	Kohl’s (2016), Barnes & Noble (2011), Gander Mountain (2011), Michaels Stores, Inc. (2012), Bed, Bath and Beyond (2012), Cub Foods (Not Owned)
142	324,354	$2,639,487	$8.14	100.0%	Wal-Mart (2022), Cub Foods (2015), Petsmart (2011), Mervyn’s (2016), Borders Books and Music (Not Owned), Herberger’s (Not Owned)
143	185,658	$519,915	$5.07	55.2%	J.C. Penney (2007), Hy Vee Food Stores (2011)

144	464,302	$4,354,341	$10.46	89.7%	Academy (2015), Bed, Bath and Beyond (2014), Goody’s Family Clothing (2011), T.J. Maxx (2009), Tinseltown (Intended per Lease (2019), Office Depot (2014), Barnes & Noble (2015), Belk’s (Not Owned)
145	107,780	$1,104,578	$10.25	100.0%	Petsmart (2012), Office Depot (2016), Home Depot (Not Owned), Target (Not Owned)
146	52,617	$350,448	$7.77	85.7%	Office Depot (2012), Home Depot (Not Owned)
147	71,866	$285,476	$4.11	96.7%	Kroger (2020)

148	65,269	$613,503	$9.40	100.0%	Staples (2016), Home Depot (Not Owned)
149	125,533	$777,683	$6.20	100.0%	J.C. Penney (2010), Kroger (2012)

150	348,236	$1,996,831	$5.73	100.0%	Sam’s Wholesale Club (2012), Goody’s (2002), Wal-Mart Stores (2012)

151	34,567	$433,364	$13.15	95.4%	Home Depot (Not Owned), Target (Not Owned)
152	93,548	$826,636	$10.03	88.1%

153	382,955	$4,387,302	$11.62	98.6%	Kohl’s Department (2016), Bed, Bath Beyond (2012), Marshalls (2012), Rhodes Furniture, Inc. (2016), Barnes & Noble (2011), AMC Theatre (2015)

Developers Diversified Realty Corporation

Shopping Center Property List at December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

154	Kansas City, MO (Brywood)	Brywood Center 8600 E. 63rd Street	64133	SC	Fee	(3)	1972	1999	24.75%
155	Kansas City, MO (Ward Parkway)	Ward Parkway 8600 Ward Parkway	64114	SC	Fee	(3)	1959	2003	20%
156	Springfield, MO (Morris)	Morris Corners 1425 East Battlefield	65804	SC	GL		1989	1998	100%
157	St. John, MO	St. John Crossings 9000-9070 St. Charles Rock Road	63114	SC	Fee		2002	2003	100%
158	St. Louis, MO (Sunset)	Plaza at Sunset Hill 10980 Sunset Plaza	63128	SC	Fee		1997	1998	100%
159	St. Louis, MO (Keller Plaza)	Keller Plaza 4500 Lemay Ferry Road	63129	SC	Fee		1987	1998	100%
160	St. Louis, MO (Brentwood)	Promenade At Brentwood 1 Brentwood Promenade Court	63144	SC	Fee		1998	1998	100%
161	St. Louis, MO (Gravois Village)	Gravois Village 4523 Gravois Village Plaza	63049	SC	Fee		1983	1998	100%
162	St. Louis, MO (Olympic Oaks)	Olympic Oaks Village 12109 Manchester Road	63121	SC	Fee		1985	1998	100%
	Nevada

163	Las Vegas, NV (Decatur)	Family Center @ Las Vegas 14833 West Charleston Blvd	89102	SC	Fee		1973	1998	100%
164	Las Vegas, NV (Maryland)	Family Place @ Las Vegas 14833 West Charleston Blvd	89102	SC	Fee		2003	1*	100%
165	Reno, NV.	Reno Riverside East First Street and Sierra	89505	SC	Fee		2000	2000	100%
	New Jersey

166	Hamilton, NJ	Hamilton Marketplace NJ State Hwy 130 & Klockner Rd	08691	SC	Fee		2002	2003	100%
167	Princeton, NJ	Nassau Park Shopping Center Route 1 & Quaker Bridge Road	42071	SC	Fee		1995	1997	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

154	208,234	$838,799	$5.10	79.0%	Big Lots (2009), Price Chopper (2004)
155	273,167	$3,789,053	$13.87	100.0%	AMC Theaters (2011), Stein Mart (2004), TJ Maxx (2013), Dick’s (2016), 24 Hour Fitness (2023), Target (Not Owned), Dillard’s (Not Owned)
156	56,033	$486,741	$8.69	100.0%	Toys R Us (2013)

157	82,881	$924,525	$11.15	100.0%	Shop ’N Save (2022)

158	415,435	$4,856,516	$11.69	100.0%	Bed Bath and Beyond (2012), Marshalls of Sunset Hills (2012), Home Depot (2023), Petsmart (2012), Borders (2011), Toys R Us (2013), Comp USA Computer Super (2013)
159	52,842	$300,960	$5.70	100.0%	Sensible Cinemas, Inc (2006), Sam’s (Not Owned)
160	299,584	$3,953,786	$13.20	100.0%	Target (2023), Bed Bath & Beyond (2009), Petsmart (2014), Sports Authority (2013)
161	110,992	$593,734	$5.51	97.2%	K Mart (2008)

162	92,372	$1,436,047	$15.55	100.0%	T.J. Maxx (2006)

163	49,555	$355,307	$9.31	77.0%	Albertson’s (Not Owned)

164	24,032	$356,856	$14.85	100.0%

165	52,474	$32,136	$0.61	100.0%	Century Theatre, Inc. (2014)

166	339,119	$4,651,515	$13.72	100.0%	Kohl’s(2023), Linens ’N Things (2014), Michael’s (2013), Ross Dress For Less (2014), Shop Rite (2028), Lowe’s (Not Owned), BJ’s Wholesale (Not Owned), Walmart (Not Owned)
167	211,807	$3,748,898	$19.17	92.3%	Borders (2011), Best Buy (2012), Linens ’N Things (2011), Petsmart (2011), Wal-Mart (Not Owned), Sam’s (Not Owned), Home Depot (Not Owned), Target (Not Owned)

Developers Diversified Realty Corporation

Shopping Center Property List at December 31, 2003

				Type of				DDR
			Zip	Property	Ownership	Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest

168	Princeton, NJ (Pavilion)	Nassau Park Pavilion Route 1 And Quaker Bridge Road	42071	SC	Fee	1999	1*	100%
	New Mexico

169	Los Alamos, NM	Mari Mac Village 800 Trinity Drive	87533	SC	Fee	1978	2*	100%
	North Carolina

170	Asheville, NC	River Hills 299 Swannanoa River Road	28805	SC	Fee	1996	2003	100%
171	Durham, NC	Oxford Commons 3500 Oxford Road	27702	SC	Fee	1990	2*	100%
172	Fayetteville, NC	Cross Pointe Centre 5075 Morganton Road	28314	SC	Fee	1985	2003	100%
173	Hendersonville, NC	Eastridge Crossing 200 Thompson Street	28792	SC	GL	1995	2003	100%
174	New Bern, NC	Rivertowne Square 3003 Claredon Boulevard	28561	SC	Fee	1989	2*	100%
175	Washington, NC	Pamlico Plaza 536 Pamlico Plaza	27889	SC	Fee	1990	2*	100%
176	Waynesville, NC	Lakeside Plaza 201 Paragon Parkway	28721	SC	Fee	1990	2*	100%
177	Wilmington, NC	University Centre S. College Rd. & New Centre Dr.	28403	SC	Fee	1989	2*	100%
	North Dakota

178	Dickinson, ND	Prairie Hills Mall 1681 Third Avenue	58601	MM	Fee	1978	2*	100%
179	Grand Forks, ND	Office Max 2500S Columbia Road	58201	SC	Fee (3)	1978	1999	83.75%
	Ohio

180	Ashland, OH	Claremont Plaza US Route 42	44805	SC	Fee	1977	2*	100%
181	Aurora, OH	Barrington Town Square 70-130 Barrington Town Square	44202	SC	Fee	1996	1*	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

168	202,622	$3,099,250	$15.30	100.0%	Dick’s Sporting Good (2015), Michael’s (2009), Kohl’s (2019), Wegman’s Market (Not Owned)

169	97,970	$611,034	$6.57	94.9%	Smith’s Food & Drug Centers (2007), Furr’s Pharmacy (2003), Beall’s (2009)

170	190,970	$1,989,799	$10.42	100.0%	Goody’s (2007), Carmike Cinemas (2017), Circuit City (2017), Dick’s Sporting Goods (2017), Michael’s (2008), Officemax (2011)
171	213,934	$1,205,325	$6.25	90.1%	Food Lion (2010), Burlington Coat Factory (2007), Wal-Mart (Not Owned)
172	198,984	$1,554,537	$7.81	100.0%	Dev Rlty (Ac Mre/Circcty/Stpls) (2012), T.J. Maxx (2006), Bed Bath and Beyond (2014)
173	47,530	$231,772	$5.82	83.7%	Ingles (Dark) (2009)

174	68,130	$596,193	$8.75	100.0%	Goody’s (2007), Wal-Mart (Not Owned)
175	93,527	$487,619	$5.29	98.6%	Wal-Mart Stores (2009), Wal-Mart (Not Owned)
176	181,894	$1,159,066	$6.37	100.0%	Wal-Mart Store (2011), Food Lion (2011)
177	410,491	$3,269,415	$9.42	84.5%	Barnes & Noble (2007), Lowe’s Home Center (2014), Old Navy (2006), Bed Bath & Beyond (2012), Ross Dress For Less (2012), Goody’s (2005), Sam’s (Not Owned)

178	267,506	$1,189,593	$4.61	96.4%	K Mart (2008), Herberger’s (2005), J.C. Penney (2008)
179	31,812	$0	$0.00	0.0%

180	110,656	$72,773	$2.68	24.5%	Quality Stores (2005)

181	102,683	$1,214,216	$12.53	94.4%	Marquee Cinemas, Inc. (2018), Heinen’s (Not Owned)

Developers Diversified Realty Corporation

Shopping Center Property List at December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

182	Bellefontaine, OH	South Main Street Plaza 2250 South Main Street	43311	SC	Fee		1995	1998	100%
183	Boardman, OH	Southland Crossing I-680 & US Route 224	44514	SC	Fee		1997	1*	100%
184	Canton, OH (Everhard Road)	Belden Park Crossings 5496 Dressler Road	44720	SC	Fee	(3)	1995	1*	14.50%
185	Canton, OH (Phase II)	Belden Park Crossings II LLC Dressler Road	44720	SC	Fee	(3)	1997	1*	14.50%
186	Chillicothe, OH	Chillicothe Place 867 N Bridge Street	45601	SC	GL		1974	2*	100%
187	Cincinnati, OH	Glenway Crossing 5100 Glencrossing Way	45238	SC	Fee		1990	2*	100%
188	Cleveland, OH (West 65th)	Kmart Plaza - West 65th 3250 West 65th Street	44102	SC	Fee		1977	2*	100%
189	Columbus, OH (Dublin Village)	Dublin Village Center 6561-6815 Dublin Center Drive	43017	SC	Fee	(3)	1987	1998	80.01%
190	Columbus, OH (Easton Market)	Easton Market 3740 Easton Market)	43230	SC	Fee		1998	1998	100%
191	Columbus, OH (Lennox Town)	Lennox Town Center 1647 Olentangy River Road	43212	SC	Fee	(3)	1997	1998	50%
192	Columbus, OH (Sun Center)	Sun Center 3622-3860 Dublin Granville Rd	43017	SC	Fee	(3)	1995	1998	79.45%
193	Dublin, OH (Perimeter Center)	Perimeter Center 6644-6804 Perimeter Loop Road	43017	SC	Fee		1996	1998	100%
194	Elyria, OH	Elyria Shopping Center 825 Cleveland	44035	SC	Fee		1977	2*	100%
195	Gallipolis, OH	Gallipolis Marketplace 2145 Eastern Avenue	45631	SC	Fee		1998	2003	100%
196	Grove City, OH (Derby Square)	Derby Square Shopping Center 2161-2263 Stringtown Road	43123	SC	Fee	(3)	1992	1998	20%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

182	52,399	$432,292	$8.25	100.0%	Goody’s Store (2010), Staples (2010)
183	506,254	$4,067,977	$8.17	98.4%	Lowe’s Companies (2016), Babies R US (2009), Staples Store (2012), Dicks Clothing & Sporting (2012), Wal-Mart Stores (2017), Petsmart (2013), Giant Eagle, Inc (2018)
184	250,675	$2,788,362	$11.12	100.0%	Dick’s Clothing & Sporting (2010), DSW Shoe Warehouse (2012), Kohl’s Department Store (2016)
185	227,431	$2,250,363	$9.89	100.0%	Value City Furniture (2011), H.H. Gregg Appliances (2011), Jo-Ann Stores (2008), Petsmart (2013)
186	236,009	$1,834,641	$7.77	100.0%	Lowe’s Home Centers (2015), Kroger (2016), Office Max (2013)
187	235,433	$2,026,400	$10.43	82.5%	Winn Dixie Stores (2010), Michael’s (2006)
188	49,420	$277,926	$5.62	100.0%	Great A & P Tea (2007), Kmart (Not Owned)
189	326,912	$1,606,157	$13.44	36.6%	AMC Theatre (2007), B.J.’s Wholesale Club (Not Owned)
190	509,611	$6,154,638	$12.08	100.0%	Comp USA, Inc (2013), Staples, Inc. (2013), Petsmart, Inc. (2015), Golfsmith Golf Center (2013), Michael’s (2013), Galyan’s (2013), DSW Shoe Warehouse (2012), Kittle’s Home Furnishings (2012), Bed Bath & Beyond, Inc. (2014), T.J. Maxx (2008)
191	352,913	$3,344,654	$9.48	100.0%	Target (2016), Barnes & Noble (2007), Staples (2011), AMC Theatres Lennox (2021)
192	305,428	$3,453,120	$11.31	100.0%	Babies R Us (2011), Michael’s (2013), Rhodes Furniture (2012), Stein Mart (2007), Big Bear (2016), Staples (2010)
193	137,556	$1,572,194	$11.56	98.9%	Big Bear (2016)
194	150,200	$521,970	$7.44	46.7%	First Nat’l Supermarket (2010)
195	25,950	$299,204	$13.04	88.4%	Wal Mart (Not Owned)
196	128,210	$1,340,837	$10.46	100.0%	Big Bear (2012)

Developers Diversified Realty Corporation

Shopping Center Property List at December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

197	Hamilton, OH	H.H. Greg 1371 Main Street	43450	SC	Fee		1986	1998	100%
198	Hillsboro, OH	Hillsboro Shopping Center 1100 North High Street	45133	SC	Fee		1979	2 *	100%
199	Huber Hts., OH	North Heights Plaza 8280 Old Troy Pike	45424	SC	Fee		1990	2*	100%
200	Lebanon, OH	Countryside Place 1879 Deerfield Road	45036	SC	Fee		1990	2*	100%
201	Macedonia, OH	Macedonia Commons Macedonia Commons Blvd.	44056	SC	Fee	(3)	1994	1994	50%
202	Macedonia, OH (Phase II)	Macedonia Commons (Phase II) 8210 Macedonia Commons	44056	SC	Fee		1999	1*	100%
203	North Olmsted, OH	Great Northern Plaza North 25859-26437 Great Northern	44070	SC	Fee	(3)	1958	1997	14.50%
204	North Olmsted, OH (Babies)	Babies R’ Us Plaza 26520 Lorain Avenue	44070	SC	Fee	(3)	1978	1999	83.75%
205	Pataskala, OH	Village Market/Rite Aid Center 78-80 Oak Meadow Drive	43062	SC	Fee		1980	1998	100%
206	Pickerington, OH	Shoppes At Turnberry 1701-1797 Hill Road North	43147	SC	Fee		1990	1998	100%
207	Solon, OH	Uptown Solon Kruse Drive	44139	SC	Fee		1998	1*	100%
208	Stow, OH	Stow Community Shopping Cente Kent Road	44224	SC	Fee		1997	1*	100%
209	Tiffin, OH	Tiffin Mall 870 West Market Street	44883	MM	Fee		1980	2*	100%
210	Toledo, OH	Springfield Commons Shopping S. Holland-Sylvania Road	43528	SC	Fee	(3)	1999	1*	20%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

197	40,000	$230,000	$5.75	100.0%	Roundy’s (2006)

198	58,564	$193,611	$6.54	50.6%	Bob & Carl’s (Not Owned)

199	163,819	$1,375,588	$10.25	81.9%	Cub Foods (2011), Wal-Mart (Not Owned)
200	17,000	$170,484	$10.03	100.0%	Wal-Mart (Not Owned), ERB Lumber (Not Owned)
201	233,639	$2,430,554	$10.44	99.6%	First Natl. Supermarkets (2018), Kohl’s (2016), Wal-Mart (Not Owned)
202	169,481	$1,601,734	$9.45	100.0%	Cinemark (2019), Home Depot (2020)

203	624,660	$7,798,662	$12.48	100.0%	Kids R Us (2008), Bed Bath & Beyond Inc. (2012), Petsmart (2008), Home Depot USA (2019), K & G Men’s Company, Inc. (2008), Jo-Ann Stores (2009), Marc’s (2012), Comp USA Inc. (2008), Best Buy (2010), Marshalls/TJX Company (2005), Kronheims Furniture (2012), Top’s Supermarket (Not Owned)
204	64,950	$419,060	$7.44	86.7%	Babies R’ US (2011)

205	33,270	$194,600	$5.85	100.0%	Cardinal (Gardners/Lancaster) (2007)
206	59,495	$618,866	$13.90	74.8%

207	183,288	$2,551,300	$15.29	91.1%	Mustard Seed Mkt & Cafe (2019), Bed, Bath And Beyond (2009), Borders (2018)
208	404,505	$2,841,409	$7.21	97.5%	K Mart (2006), Bed Bath And Beyond (2011), Giant Eagle, Inc. (2017), Kohl’s (2019), Office Max (2011), Borders Outlet (2003), Target (Not Owned)
209	180,969	$1,002,044	$5.94	93.2%	Marquee Cinemas (2018), J.C. Penney (2005), Aaron Rents, Inc. (2004)
210	241,129	$2,522,008	$10.66	98.1%	Kohl’s (2019), Gander Mountain, L.L.C. (2014), Bed Bath & Beyond (2010), Old Navy (2005), Babies R Us (Not Owned)

Developers Diversified Realty Corporation

Shopping Center Property List at December 31, 2003

				Type of				DDR
			Zip	Property	Ownership	Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest

211	Westlake, OH	West Bay Plaza 30100 Detroit Road	44145	SC	Fee	1974	2*	100%
212	Wilmington, OH	South Ridge Shopping Center 1025 S South Street	45177	SC	Fee	1977	2*	100%
213	Xenia, OH	West Park Square 1700 West Park Square	45385	SC	Fee	1994	1*	100%
	Oregon

214	Portland, OR	Tanasbourne Town Center NW Evergreen Pkwy & NW Ring Rd	97006	SC	Fee (3)	1995	1996	50%
	Pennsylvania

215	Allentown, PA (West)	West Valley Marketplace 1091 Mill Creek Road	18106	SC	Fee	2001	2003	100%
216	E. Norriton, PA	Kmart Plaza 2692 DeKalb Pike	19401	SC	Fee	1975	2*	100%
217	Erie (Peachstreet), PA	Peach Street Square 1902 Keystone Drive	16509	SC	GL	1995	1*	100%
218	Erie, PA (Market)	Erie Marketplace 6660-6750 Peach Street	16509	SC	Fee	2000	2003	100%
219	Monaca, PA	Township Marketplace Wagner Road	15061	SC	GL	1999	2003	100%
	South Carolina

220	Camden, SC	Springdale Plaza 1671 Springdale Drive	29020	SC	Fee	1990	2*	100%
221	Charleston, SC	Ashley Crossing 2245 Ashley Crossing Drive	29414	SC	Fee	1991	2003	100%
222	Columbia, SC (Harbison)	Harbison Court Harbison Blvd	29212	SC	Fee	1991	2002	100%
223	Mt. Pleasant, SC	Wando Crossing 1500 Highway 17 North	29465	SC	Fee	1992	1995	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

211	162,330	$1,268,939	$7.91	98.8%	Marc’s (2004), K Mart (2004)

212	55,130	$258,649	$4.98	94.2%	Community Markets (2013)

213	104,873	$704,851	$8.03	83.7%	Kroger (2019), Wal-Mart (Not Owned)

214	309,617	$5,177,215	$16.87	99.1%	Barnes & Noble (2011), Office Depot (2010), Haggan’s (2021), Linens ’N Things (2017), Ross Dress For Less (2008), Michael’s (2009), Nordstrom (Not Owned), Target (Not Owned), Mervyn’s (Not Owned)

215	241,077	$2,309,810	$9.58	100.0%	Wal-Mart (2021)

216	173,876	$1,144,859	$6.96	94.5%	K Mart (2005), Big Lots (2010)

217	554,757	$4,742,180	$8.55	100.0%	Lowe’s Home CTR (2015), Media Play-4 (2011), Kohl’s (2016), Wal- Mart Stores (2015), Cinemark (2011), Petsmart (2015), Circuit City Superstore (2020), Home Depot (Not Owned)
218	93,097	$692,090	$7.43	100.0%	Marshalls (2013), Bed Bath & Beyond (2013), Babies R Us (2015), Target (Not Owned)
219	253,110	$1,952,363	$7.75	99.5%	Lowe’s (2017), Shop ’N Save (2019)

220	180,127	$1,151,448	$6.64	96.3%	Winn Dixie Stores (2011), Belk (2015), Wal-Mart Super Center (Not Owned)
221	196,048	$1,538,021	$8.07	97.2%	Food Lion (2011), Wal-Mart (2011)

222	252,689	$2,589,803	$12.12	84.6%	Barnes & Noble (2011), Ross Dress For Less (2014), Marshall’s (2007), OfficeMax (2011), Babies ’R’ US (Not Owned)
223	209,139	$2,087,196	$10.05	99.3%	Piggly Wiggly (2012), Office Depot (2010), T.J. Maxx (2007), Marshall’s of MA, Inc. (2011), Wal-Mart (Not Owned)

Developers Diversified Realty Corporation

Shopping Center Property List at December 31, 2003

				Type of				DDR
			Zip	Property	Ownership	Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest

224	N. Charleston, SC	North Pointe Plaza 7400 Rivers Avenue	29406	SC	Fee	1989	2*	100%
225	Orangeburg, SC	North Road Plaza 2795 North Road	29115	SC	Fee	1994	1995	100%
226	S. Anderson, SC	Crossroads Plaza 406 Highway 28 By-Pass	29624	SC	Fee	1990	1994	100%
227	Simpsonville, SC	Fairview Station 621 Fairview Road	29681	SC	Fee	1990	1994	100%
228	Sumter, SC	Merchant’s Walk 837-839 Broad Street	29150	SC	Fee	1987	2003	100%
229	Union, SC	West Towne Plaza U.S. Hwy 176 By-Pass #1	29379	SC	Fee	1990	2*	100%
	South Dakota

230	Watertown, SD	Watertown Mall 1300 9th Avenue	56401	MM	Fee	1977	2*	100%
	Tennessee

231	Brentwood, TN	Cool Springs Pointe I-65 and Moore’s Lane	37027	SC	Fee	1999	2000	100%
232	Chattanooga, TN	Overlook At Hamilton Place 2288 Gunbarrel Road	37421	SC	Fee	1992	2003	100%
233	Columbia, TN	Columbia Square 845 Nashville Highway	38401	SC	Fee	1993	2003	100%
234	Farragut, TN	Farragut Pointe 11132 Kingston Pike	37922	SC	Fee	1991	2003	100%
235	Franklin, TN	Alexander Plaza 541 Alexander Plaza	37064	SC	Fee	1983	2003	100%
236	Goodlettsville, TN	Northcreek Commons 101-139 Northcreek Boulevard	37072	SC	Fee	1987	2003	100%
237	Hendersonville, TN	Hendersonville Lowe’s 1050 Lowe’s Road	37075	SC	Fee	1999	2003	100%
238	Memphis, TN	Country Bridge 9020 US Highway 64	38002	SC	Fee	1993	2003	100%
239	Murfreesboro, TN (Memorial)	Memorial Village 710 Memorial Boulevard	37130	SC	Fee	1993	2003	100%
240	Murfreesboro, TN (Towne)	Towne Centre Old Fort Parkway	37129	SC	Fee	1998	2003	100%
241	Nashville, TN	The MarketPlace Charlotte Pike	37209	SC	Fee	1998	2003	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

224	294,471	$2,048,023	$6.95	100.0%	Wal-Mart Stores (2009), Office Max (2007), Helig Meyers (Not Owned), Service Merchandise (Not Owned)
225	50,760	$511,947	$10.09	100.0%	Goody’s (2008), Wal-Mart (Not Owned)
226	14,800	$63,600	$5.89	73.0%

227	142,133	$821,725	$5.90	98.0%	Ingles Markets (2011), Kohl’s Department Stores (2015)
228	19,140	$86,100	$9.41	47.8%	Kroger’s (Dark) (Not Owned), Wal-Mart (Not Owned)
229	184,331	$981,182	$5.52	96.5%	Wal-Mart Stores (2009), Belk Stores Services, Inc. (2010), Winn Dixie Stores (2010)

230	285,372	$1,372,288	$7.14	67.3%	Herberger’s (2009), J.C. Penney (2008), Hy Vee Supermarket (Not Owned)

231	201,516	$1,839,907	$12.88	70.9%	Best Buy (2014), Linens ’N Things (2014), DSW Shoe Warehouse (2008)
232	215,905	$1,013,627	$9.79	48.0%	Best Buy (2014)

233	68,948	$488,364	$7.72	91.7%	Kroger (2022)

234	71,311	$508,664	$7.53	94.7%	Bi-Lo (2011)

235	17,999	$150,213	$9.01	92.6%	Big Lots (Not Owned)

236	84,441	$722,251	$8.55	100.0%	Kroger (2012)

237	133,144	$1,214,939	$9.12	100.0%	Lowe’s (2019)

238	64,223	$564,499	$8.99	97.8%	Kroger (2012)

239	117,750	$805,792	$6.84	100.0%	Albertson’s (Dark) (2014)

240	108,180	$1,273,302	$11.77	100.0%	T.J. Maxx (2008), Books-A-Million (2007), Lowe’s (Not Owned), Toys R Us (Not Owned), Target (Not Owned)
241	167,795	$1,620,862	$9.66	100.0%	Lowe’s (2019), Wal-Mart (Not Owned)

Developers Diversified Realty Corporation

Shopping Center Property List at December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

	Texas

242	Austin, TX	Shops at Tech Ridge Center Ridge Drive	78728	SC	Fee	(3)	2003	2003	24.75%
243	Frisco, TX	Frisco Marketplace 7010 Preston Road,	75035	SC	Fee		2001	2003	100%
244	Ft. Worth, TX	Eastchase Market SWC Eastchase Pkwy & I-30	76112	SC	Fee	(3)	1995	1996	50%
245	Ft. Worth, TX (Fossil Creek)	Fossil Creek Western Center Blvd	76137	SC	Fee		1991	2002	100%
246	Irving, TX	Macarthur Marketplace Market Place Boulevard	75063	SC	Fee		1999	2003	100%
247	Lewisville, TX (Lakepointe)	Lakepointe Crossings S Stemmons Freeway	75067	SC	Fee		1991	2002	100%
248	McKinney, TX	McKinney Marketplace US Hwy 75 & El Dorado Pkwy	75070	SC	Fee		2000	2003	100%
249	Mesquite, TX	The Marketplace at Town Cente Southbound Frontage Rd I 635	75150	SC	Fee		2001	2003	100%
250	San Antonio, TX	La Plaza Del Norte 125 NE Loop 410	78216	SC	Fee	(3)	1996	1997	35%
251	San Antonio, TX (Bandera Pt)	Bandera Point North State Loop 1604/Bandera Road	78227	SC	Fee		2001	1*	100%
	Utah

252	Logan, UT	Family Place @ Logan 400 North Street	84321	SC	Fee		1975	1998	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

242	228,775	$2,782,761	$12.23	99.5%	Ross Dress For Less (2014), Linen N Things (2014), Hobby Lobby (2018), Ultimate Electronics (2019), Toys R Us (Not Owned), Super Target (Not Owned)
243	12,559	$205,441	$19.01	86.1%	Kohl’s (Not Owned)
244	205,017	$2,028,398	$13.54	73.1%	United Artists Theatre (2012), Petsmart (2011), Ross Dress For Less (2006), Target (Not Owned), Toys R Us (Not Owned), Office Depot (Not Owned)
245	68,515	$786,524	$16.14	71.1%
246	131,176	$1,825,741	$13.92	100.0%	Marquee Cinema (2018), Kohl’s (Not Owned), Sam’s Club (Not Owned), Wal Mart (Not Owned)
247	311,039	$2,941,622	$10.17	93.0%	Book Market, Inc. (2004), The Roomstore (2007), Petsmart (2009), Best Buy (2010), Academy Sports (2016), Mardel Christian Bookstore (2012), Toys R’ Us (Not Owned), Service Merchandise (Not Owned), Garden Ridge (Not Owned)
248	118,970	$1,144,514	$10.49	91.7%	Kohl’s (2021), Albertson’s (Not Owned)
249	144,363	$1,843,039	$12.77	100.0%	Ultimate Electronics (2018), Linen ’N Things (2013), Michael’s (2012), Ross Dress For Less (2013), Kohl’s (Not Owned)
250	310,470	$3,980,725	$13.51	94.9%	Ross Stores, Inc. (2007), DSW Shoe Warehouse (2007), Best Buy Company (2012), Oshman’s Sporting Goods (2017), Office Max (2012), Beall’s (2014)
251	278,727	$3,898,367	$14.28	98.0%	T.J. Maxx (2011), Linens ’N Things (2012), Old Navy (2006), Ross Dress For Less (2012), Barnes & Noble (2011), Target (Not Owned), Lowe’s (Not Owned)
252	19,200	$97,560	$13.55	37.5%	Rite Aid (Not Owned)

Developers Diversified Realty Corporation

Shopping Center Property List at December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

253	Midvale, UT	Family Center At Fort Union 50 900 East Ft Union Blvd	84047	SC	Fee		1973	1998	100%
254	Ogden, UT	Family Center At Ogden 5-Point 21-129 Harrisville Road	84404	SC	Fee		1977	1998	100%
255	Orem, UT	Family Center at Orem 1300 South Street	84058	SC	Fee		1991	1998	100%
256	Riverdale, UT	Family Center at Riverdale 510 1050 West Riverdale Road	84405	SC	Fee		1995	1998	100%
257	Salt Lake City, UT (33rd)	Family Place @ 33rd South 3300 South Street	84115	SC	Fee		1978	1998	100%
258	Taylorsville, UT	Family Center at Midvalley 503 5600 South Redwood	84123	SC	Fee		1982	1998	100%
	Vermont

259	Berlin, VT	Berlin Mall 282 Berlin Mall Rd., Unit #28	05602	MM	Fee		1986	2*	100%
	Virginia

260	Chester, VA	Bermuda Square 12607-12649 Jefferson Davis	23831	SC	Fee		1978	2003	100%
261	Fairfax, VA	Fairfax Towne Center 12210 Fairfax Towne Center	22033	SC	Fee	(3)	1994	1995	14.50%
262	Lynchburg, VA	Candlers Station 3700 Candlers Mountain Road	24502	SC	Fee		1990	2003	100%
263	Martinsville, VA	Liberty Fair Mall 240 Commonwealth Boulevard	24112	MM	Fee	(3)	1989	2*	50%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

253	661,649	$6,845,780	$10.59	97.7%	Mervyn’s (2005), Babies R Us (2014), Office Max (2007), Smith’s Food & Drugs (2024), Media Play (2016), Bed Bath & Beyond (2014), Ross Dress For Less (2011), Wal- Mart Stores (2015)
254	162,316	$759,775	$5.57	84.1%	Harmons (2012)

255	150,667	$1,552,954	$10.31	100.0%	Kids R Us (2011), Media Play (2015), Office Depot (2008), Jo-Ann Fabrics And Crafts (2012), R.C. Willey (Not Owned), Toys R Us (Not Owned)
256	590,313	$4,538,443	$7.96	96.6%	Meier & Frank (2011), Office Max (2008), Gart Sports (2012), Sportman’s Warehouse (2009), Media Play (2016), Circuit City (2016), Target Superstore (2017)
257	35,459	$266,744	$8.69	86.6%

258	710,713	$6,762,527	$10.63	89.5%	Jolene’s (2003), Media Play (2015), Office Max (2008), Circuit City (2016), Petsmart (2012), Shopko (2014), Gart Sports (2017), 24 Hour Fitness (2017), Bed, Bath & Beyond (2015), Ross Dress For Less (2014), Harmons Superstore (Not Owned)

259	174,515	$1,545,025	$8.94	99.0%	Wal-Mart Stores (2014), J.C. Penney (2009)

260	107,660	$1,068,750	$10.55	94.1%	Ukrop’s (2008)

261	253,941	$4,299,735	$16.93	100.0%	Safeway (2019), T.J. Maxx (2009), Tower Records (2009), Bed, Bath & Beyond (2010), United Artists (2014)
262	275,765	$1,956,004	$8.27	85.7%	Goody’s (2004), Movies 10 (2015), Circuit City (2009), Staples (2013), T.J. Maxx (2009), Toys ‘R‘ Us (Not Owned)
263	435,057	$2,705,486	$6.94	89.6%	Goody’s (2006), Belk/Leggetts (2009), J.C. Penney (2009), Sears (2009), Office Max (2012), Kroger (2017)

Developers Diversified Realty Corporation

Shopping Center Property List at December 31, 2003

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

264	Midlothian, VA	Genito Crossing Hull Street Road	23112	SC	Fee		1985	2003	100%
265	Pulaski, VA	Memorial Square 1000 Memorial Drive	24301	SC	Fee		1990	2*	100%
266	Winchester, VA	Apple Blossom Corners 2190 S. Pleasant Valley	22601	SC	Fee	(3)	1990	2*	20%
	Washington

267	Everett, WA	Puget Park 520 128th Street SW	98204	SC	Fee	(3)	1981	2001	20%
	West Virginia
268	Barboursville, WV	Office Max Center 5-13 Mall Road	25504	SC	GL		1985	1998	100%
	Wisconsin

269	Brookfield, WI (SW)	Shoppers World Of Brookfield North 124th Street And West CA	53005	SC	Fee		1967	2003	100%
270	Brown Deer, WI (Center)	Brown Deer Center North Green Bay Road	53209	SC	Fee		1967	2003	100%
271	Brown Deer, WI (Market)	Market Place Of Brown Deer North Green Bay Road	53209	SC	Fee		1989	2003	100%
272	Milwaukee, WI	Point Loomis South 27th Street	53221	SC	Fee		1962	2003	100%
273	Milwaukee, WI (South)	Southgate Marketplace South 27th Street	53215	SC	Fee		1951	2003	100%
274	West Allis, WI (West)	West Allis Center West Cleveland Ave. And S. 108	53214	SC	Fee		1968	2003	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

264	79,407	$725,361	$9.13	100.0%	Food Lion (2005)
265	143,299	$793,139	$6.22	89.0%	Wal-Mart Stores (2011), Food Lion (2011)
266	240,560	$2,281,676	$9.58	99.0%	Martin’s Food Store (2040), Kohl’s (2018), Office Max (2012), Books- A-Million (2008)
267	41,065	$449,530	$12.74	86.0%	Albertson’s (Not Owned)
268	70,900	$290,437	$4.10	100.0%	Discount Emporium (2006), Office Max (2006), Value City (Not Owned)
269	190,142	$1,462,213	$7.69	100.0%	T.J. Maxx (2005), Marshall’s Mega Store (2004), Office Max (2005), Burlington Coat Factory (2007)
270	266,716	$1,933,674	$7.25	100.0%	Kohl’s (2023), Michael’s (2012), Office Max(2005), T.J. Maxx/Burlington (2008), Old Navy (2012)
271	143,372	$989,085	$7.46	92.5%	Marshall’s Mega Store (2004), Pick ’N Save (2005)
272	160,533	$707,571	$4.41	100.0%	Kohl’s (2007), Pick ’N Save (2007)
273	54,913	$385,106	$7.94	88.3%	Always 99C (2011), Movies 10 (Not Owned), Wal Mart (Not Owned)
274	383,967	$1,392,012	$5.35	67.7%	Kohl’s (2008), Marshall’s Mega Store (2004), Pick ’n Save (2008)

1*	Property Developed by the Company

2*	Original IPO Property

(1)	“SC” indicates a power center or a community shopping center, “LE” indicates a lifestyle center and “MM” indicates an enclosed mini-mall.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2003.

(3)	One of the fifty-six (56) properties owned through joint ventures (two of which were consolidated by the Company at December 31, 2003) which serve as collateral for joint venture mortgage debt aggregating approximately $1,321.1 million (of which the Company’s proportionate share is $368.5 million) as of December 31, 2003 and which is not reflected in the consolidated indebtedness.

Developers Diversified Realty Corporation

Office and Industrial Property List at December 31, 2003

									Company-
									Owned
				Type of				DDR	Gross	Total	Average
			Zip	Property	Ownership	Year	Year	Ownership	Leasable	Annualized	Base Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased

	Arizona
1	Gateway West	Gateway West - Building A 3838 East Van Buren Street	85038	OFF	Fee	1974	2001	100%	155,587	$2,350,148	$18.28	82.6%
2	Washington Business	Washington Business - A 5324 East Washington Street	85054	IND	Fee	1985	2001	100%	137,121	$752,412	$9.83	55.8%
	California
3	San Diego, CA	10505 Sorrento Valley	92121	OFF	Fee	1982	2001	100%	54,095	$1,028,589	$19.01	100.0%
	Florida
4	Winter Park	Winter Park - Phase I 801 S. Orlando Avenue	32792	IND	Fee	1985	2001	100%	119,685	$771,113	$9.89	65.2%
	Maryland
5	Silver Spring, MD	Tech Center 29 Phase I 2120-2162 Tech Road	20904	IND	Fee	1970	2001	100%	176,674	$1,165,261	$8.84	74.6%
6	Silver Springs, MD	Tech Center 29 Phase II 2180 Industrial Parkway	20904	IND	Fee	1991	2001	100%	58,280	$803,162	$13.78	100.0%
7	Silver Springs, MD	Tech Center 29 Phase III 12200 Tech Road	20904	OFF	Fee	1988	2001	100%	55,901	$424,987	$20.39	37.3%
	Massachusetts
8	Chelmsford, MA	Apollo Drive Office Building 300 Apollo Drive	01824	OFF	Fee	1987	2001	55.84%	291,424	$3,865,769	$13.27	100.0%
	Missouri
9	St. Louis, MO	1881 Pine Street	63103	OFF	Fee	1987	2001	100%	107,548	$1,494,236	$15.17	91.6%
	Ohio
10	Steris Building	Steris Building 9450 Pineneedle Drive	44060	IND	Fee	1980	3*	100%	40,200	$0	$0.00	0.0%
11	Twinsburg, OH	Heritage Business I 9177 Dutton Drive	44087	IND	Fee	1990	3*	100%	36,160	$144,506	$8.39	47.7%
12	Erie, PA	Hills Plaza West 2301 West 38th Street	16506	IND	Fee	1973	2*	100%	96,000	$291,520	$3.04	56.9%
	Texas
13	Arlington, TX	Meridian Street Warehouse 2019-25 Meridian Street	76011	IND	Fee	1981	2001	100%	72,072	$202,524	$2.81	100.0%
14	Beltline Business Center	Beltline Bus Ctr 6210 Beltline Road	75063	IND	Fee	1984	2001	100%	60,245	$335,050	$9.85	56.5%
15	Carrollton, TX	Valwood II Bus Ctr 2210 Hutton Dr.	75006	IND	Fee	1984	2001	100%	52,452	$138,359	$5.66	46.6%
16	Commerce Center	Commerce Center - Bldg #1 9000 Southwest Freeway	77074	IND	Fee	1974	2001	100%	296,400	$1,267,210	$5.79	73.8%
17	Commerce Park North	Commerce Park North 70 15621 Blue Ash Drive	77090	IND	Fee	1984	2001	100%	88,314	$502,995	$6.27	90.9%
18	D/FW North	D/FW North - 1 1702 Old Minter’s Chapel Rd.	76051	IND	Fee	1985	2001	100%	74,704	$356,121	$5.13	92.8%
19	Dallas, TX	Carpenter Center 8701 Carpenter Freeway	75247	IND	Fee	1983	2001	100%	46,473	$237,326	$5.39	94.7%

Developers Diversified Realty Corporation
Office and Industrial Property List at December 31, 2003

									Company-
									Owned
				Type of				DDR	Gross	Total	Average
			Zip	Property	Ownership	Year	Year	Ownership	Leasable	Annualized	Base Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased

20	Gateway	Gateway-5 6025 Commerce Drive	75063	IND	Fee	1985	2001	100%	79,011	$426,827	$6.68	80.9%
21	Grand Prairie, TX	Carrier Place 1517 W. North Carrier	75050	IND	Fee	1984	2001	100%	83,394	$240,900	$5.72	50.5%
22	Northgate II	Northgate II-5 10305-10345 Brockwood	75238	IND	Fee	1983	2001	100%	237,063	$919,836	$4.03	96.2%
23	Northgate III	Northgate III 11901-45 Forestgate Drive	75243	IND	Fee	1980	2001	100%	257,289	$614,778	$4.76	50.2%
24	Plano, TX	Parkway Tech Center 1825 E. Plano Parkway	75074	IND	Fee	1984	2001	100%	70,146	$317,502	$6.50	69.7%
25	Plaza Southwest	Plaza Southwest-Bldg #1 7302 Harwin	77036	IND	Fee	1975	2001	100%	151,898	$654,991	$5.18	83.3%
26	Shady Trail Business Center	Shady Trail Bus Ctr-1 11056 Shady Trail	75229	IND	Fee	1984	2001	100%	68,043	$242,439	$4.55	78.3%
27	Technipark Ten Service Ctr	Technipark Ten Service Ctr #3 16155 Park Row	77084	IND	Fee	1984	2001	100%	71,647	$371,825	$7.88	65.8%
28	Valley View Com Pk	Valley View Com Pk-1 12901 Hutton	75234	IND	Fee	1986	2001	100%	139,398	$746,349	$8.15	65.7%
29	Westchase Park	Westchase Park 1-2 200 3130 Rogerdale Road	77042	IND	Fee	1984	2001	100%	47,690	$342,947	$7.60	94.6%
	Utah
30	Salt Lake City, UT (Hermes)	The Hermes Building 455 East 500 South Street	84111	IND	Fee	1985	1998	100%	53,469	$622,809	$14.39	80.9%
	Virginia
31	Chesapeake, VA	Greenbrier Technology Ctr 814 Greenbrier Circle	23320	IND	Fee	1981	2001	100%	95,458	$802,791	$9.76	86.2%
32	Greenbrier Circle Ctr	Greenbrier Circle Corp II 1801 Sara Drive	23320	IND	Fee	1981	2001	100%	230,070	$2,186,806	$11.35	83.7%
33	Norfolk Commerce Center	Norfolk Commerce Center-1 5505 Robin Hood Road	23513	IND	Fee	1981	2001	100%	328,316	$2,913,791	$10.79	82.2%
	Wisconsin
34	Northwest Business Park	Northwest Business Park-1 N56 W 13365-13405 Silver Spring	53051	IND	Fee	1986	2001	100%	143,114	$621,693	$6.12	71.0%

2*	Original IPO Property.

3*	Original IPO Property transferred to American Industrial Properties (“AIP”) in 1998 and reacquired in 2001 through the AIP merger.

(1)	These properties are classified as the Company’s business center segment. “OFF” indicates office property and “IND” indicates industrial property.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2003.

Developers Diversified Realty Corporation

Service Merchandise Property List at December 31, 2003

									Company-
									Owned
				Type of				DDR	Gross	Total	Average
			Zip	Property	Ownership	Year	Year	Ownership	Leasable	Annualized	Base Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased

	Alabama
1	Huntsville, AL	930A Old Monrovia Road	35806	SC	Fee	1984	2002	24.63%	54,200	$0	$0.00	0.0%
2	Tuscaloosa, AL*	1621 Skyland Blvd. East	35405	SC	Lease	1976	2002	24.63%	57,113	$0	$0.00	0.0%
	Arizona
3	Glendale, AZ	10404 North 43rd Street	85302	SC	Fee	1984	2002	24.63%	51,933	$0	$0.00	0.0%
4	Mesa, AZ	1360 West Southern Avenue	85202	SC	Fee	1984	2002	24.63%	51,735	$0	$0.00	0.0%
5	Mesa, AZ	6233 East Southern Blvd.	85206	SC	Fee	1991	2002	24.63%	53,312	$536,524	$15.75	63.9%
	California
6	San Francisco, CA	180 East El Camino Real	94080	SC	Lease	1982	2002	24.63%	45,416	$238,434	$5.25	100.0%
	Connecticut
7	Danbury, CT	67 Newton Road	06810	SC	Lease	1978	2002	24.63%	51,750	$286,925	$10.87	51.0%
8	Manchester, CT	1520 Pleasant Valley Rd.	06040	SC	GL	1993	2002	24.63%	50,000	$241,674	$11.20	43.2%
	Delaware
9	Dover, DE	1380 North Dupont Highway	19901	SC	Fee	1992	2002	24.63%	50,000	$160,559	$7.04	45.6%
	Florida
10	Bradenton, FL	825 Cortez Road West	34207	SC	Lease	1995	2002	24.63%	53,243	$147,900	$5.80	47.9%
11	Ocala, FL	Shady Oaks Shopping Cntr 2405 Southwest 27th Avenue	32671	SC	Lease	1981	2002	24.63%	54,816	$286,732	$5.23	100.0%
12	Orlando, FL*	7175 West Colonial Drive	32818	SC	Fee	1989	2002	24.63%	51,550	$0	$0.00	0.0%
13	Pembroke Pines, FL*	11251 Pines Blvd.	33026	SC	Fee	1994	2002	24.63%	50,000	$206,019	$9.00	45.8%
14	Pensacola, FL*	7303 Plantation Road	32504	SC	Lease	1976	2002	24.63%	57,113	$0	$0.00	0.0%
15	St. Petersburg, FL	2500 66th Street North	33710	SC	Fee	1975	2002	24.63%	68,168	$583,741	$13.60	63.0%
16	Stuart, FL	3257 N.W. Federal Highway	34957	SC	GL	1989	2002	24.63%	50,000	$195,368	$7.31	53.5%
17	Tampa, FL	Hillsborough Galleria 4340 Hillsborough Avenue	33614	SC	Fee	1989	2002	24.63%	50,246	$0	$0.00	0.0%
18	West Melbourne, FL*	1557 West New Haven Avenue	34773	SC	Lease	1984	2002	24.63%	26,317	$0	$0.00	0.0%
	Georgia
19	Duluth, GA	2075 Market Street	30136	SC	Fee	1983	2002	24.63%	56,225	$281,125	$5.00	100.0%
20	Macon, GA*	1689 Eisenhower Parkway	31206	SC	Lease	1973	2002	24.63%	80,000	$0	$0.00	0.0%
21	Morrow, GA	1400 Morrow Industrial Park	30260	SC	Fee	1975	2002	24.63%	57,217	$0	$0.00	0.0%
	Illinois
22	Arlington Heights, IL*	345 East Palatine Road	60004	SC	Lease	1980	2002	24.63%	50,000	$189,016	$8.25	45.8%
23	Burbank, IL	7600 South Lacrosse Avenue	60459	SC	Fee	1984	2002	24.63%	54,000	$0	$0.00	0.0%
24	Crystal Lake, IL	5561 Northwest Highway	60014	SC	Fee	1989	2002	24.63%	50,000	$0	$0.00	0.0%
25	Downers Grove, IL	1508 Butterfield Road	60515	SC	Lease	1973	2002	24.63%	35,943	$420,000	$11.69	100.0%
26	Lansing, IL	16795 South Torrence Avenue	60438	SC	Fee	1986	2002	24.63%	50,000	$0	$0.00	0.0%
27	Schaumburg, IL	1440 Golf Rd.	60173	SC	GL	1993	2002	24.63%	50,000	$518,271	$10.37	100.0%
28	Waukegan, IL	300 Lakehurst Road	60085	SC	Fee	1981	2002	24.63%	66,840	$0	$0.00	0.0%

Developers Diversified Realty Corporation
Service Merchandise Property List at December 31, 2003

									Company-
									Owned
				Type of				DDR	Gross	Total	Average
			Zip	Property	Ownership	Year	Year	Ownership	Leasable	Annualized	Base Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased

	Indiana
29	Castleton, IN	8410 Castleton Corner Drive	46250	SC	Lease	1983	2002	24.63%	30,350	$0	$0.00	0.0%
30	Evansville, IN	300 North Green River Road	47715	SC	Lease	1978	2002	24.63%	60,000	$374,238	$8.98	69.5%
	Kentucky
31	Lexington, KY	1555 New Circle Road	40509	SC	Lease	1978	2002	24.63%	60,000	$181,985	$5.79	52.4%
32	Louisville, KY*	5025 Shelbyville Road	40207	SC	Fee	1989	2002	24.63%	123,839	$187,034	$3.40	44.4%
33	Louisville, KY	4601 Outler Loop Rd.	40219	SC	Lease	1973	2002	24.63%	50,000	$166,910	$7.20	46.4%
34	Owensboro, KY	4810 Frederica Street	42301	SC	Fee	1984	2002	24.63%	49,980	$0	$0.00	0.0%
35	Paducah, KY	5109 Hinkleville Road	42001	SC	Fee	1984	2002	24.63%	52,500	$0	$0.00	0.0%
	Louisiana
36	Baton Rouge, LA*	9501 Cortana Mall	70815	SC	Lease	1977	2002	24.63%	90,000	$0	$0.00	0.0%
37	Bossier City, LA	2950 East Texas Street	71111	SC	Fee	1982	2002	24.63%	58,500	$0	$0.00	0.0%
38	Harvey, LA	1500 Westbank Expressway	70058	SC	Fee	1974	2002	24.63%	77,280	$150,536	$6.20	31.4%
39	Houma, LA	1636 Martin Luther King Blvd.	70360	SC	Fee	1992	2002	24.63%	50,000	$183,704	$9.90	37.1%
40	Metairie, LA	6851 Veterans Blvd.	70003	SC	Fee	1972	2002	24.63%	92,992	$983,561	$10.58	100.0%
41	Shreveport, LA	1750 East 70th Street	71105	SC	Fee	1974	2002	24.63%	76,963	$0	$0.00	0.0%
42	Slidell, LA	119 North Shore Blvd.	70460	SC	Lease	1989	2002	24.63%	50,000	$361,802	$7.24	100.0%
	Maine
43	Augusta, ME	Capitol Plaza 114 Western Avenue	04330	SC	Lease	1983	2002	24.63%	52,635	$120,000	$6.00	38.0%
	Massachusetts
44	Burlington, MA	34 Cambridge Street	01803	SC	Lease	1978	2002	24.63%	70,800	$184,189	$4.11	63.4%
45	Swansea, MA	58 Swansea Mall Drive	02777	SC	GL	1985	2002	24.63%	50,000	$119,880	$6.00	40.0%
	Michigan
46	Westland, MI	7368 Nankin Road	48185	SC	Fee	1980	2002	24.63%	50,000	$0	$0.00	0.0%
	Mississippi
47	Hattiesburg, MS	1000 Turtle Creek Drive Suite 2	39402	SC	Fee	1995	2002	24.63%	50,773	$0	$0.00	0.0%
	Missouri
48	Crestwood, MO	9809 Watson Road	63126	SC	Fee	1986	2002	24.63%	50,000	$0	$0.00	0.0%
	Nevada
49	Las Vegas, NV*	4701 Faircenter Parkway	89102	SC	Lease	1990	2002	24.63%	24,925	$0	$0.00	0.0%
	New Hampshire
50	Salem, NH	271 South Broadway	03079	SC	Lease	1985	2002	24.63%	50,110	$574,539	$11.47	100.0%
	New Jersey
51	Paramus, NJ	Bishops Corner East 651 Route 17 South	06117	SC	Lease	1978	2002	24.63%	54,850	$898,563	$18.29	89.6%
52	Wayne, NJ	Rt. 23 West Belt Plaza	07470	SC	Lease	1978	2002	24.63%	49,157	$756,173	$15.38	100.0%
	New York
53	Middletown, NY	88-25 Dunning Rd.	10940	SC	Lease	1989	2002	24.63%	50,144	$409,649	$8.17	100.0%

Developers Diversified Realty Corporation
Service Merchandise Property List at December 31, 2003

									Company-
									Owned
				Type of				DDR	Gross	Total	Average
			Zip	Property	Ownership	Year	Year	Ownership	Leasable	Annualized	Base Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased

	North Carolina
54	Raleigh, NC	U.S. 17 Millbrook	27604	SC	Fee	1994	2002	24.63%	50,000	$205,893	$9.00	45.8%
	Oklahoma
55	Warr Acres, OK	5537 North West Expressway	73132	SC	Fee	1985	2002	24.63%	50,000	$0	$0.00	0.0%
	Pennsylvania
56	Wilkes-Barre, PA	520 Kidder Street	18702	SC	Fee	1995	2002	24.63%	65,000	$0	$0.00	0.0%
	South Carolina
57	North Charleston, SC	7400 Rivers Avenue	29418	SC	Fee	1989	2002	24.63%	50,000	$308,613	$6.17	100.0%
	Tennessee
58	Antioch, TN	5301 Hickory Hollow Pkwy.	37013	SC	Fee	1984	2002	24.63%	60,100	$485,867	$8.71	92.8%
59	Franklin, TN	1735 Galleria Blvd.	37064	SC	Fee	1992	2002	24.63%	60,000	$683,409	$11.39	100.0%
60	Knoxville, TN	9333 Kingston Pike	37922	SC	Fee	1986	2002	24.63%	50,000	$0	$0.00	0.0%
61	Memphis, TN	6120 Winchester Road	38115	SC	Fee	1985	2002	24.63%	53,690	$0	$0.00	0.0%
	Texas
62	Arlington, TX	1530 West I-20	76017	SC	GL	1994	2002	24.63%	50,000	$412,500	$8.25	100.0%
63	Baytown, TX	6731 Garth Road	77521	SC	Fee	1981	2002	24.63%	52,288	$0	$0.00	0.0%
64	Beaumont, TX	4450 Dowlen	77706	SC	Lease	1977	2002	24.63%	63,404	$310,867	$4.90	100.0%
65	Houston, TX	2665 Highway 6 South	77082	SC	Fee	1993	2002	24.63%	50,000	$228,696	$9.75	46.9%
66	Longview, TX*	3520 McCann Road	75605	SC	Lease	1978	2002	24.63%	40,320	$0	$0.00	0.0%
67	McAllen, TX	6600 U.S. Expressway 83	78503	SC	Fee	1993	2002	24.63%	60,000	$431,230	$7.83	91.8%
68	Mesquite, TX	2021 Town East Blvd.	75149	SC	Fee	1983	2002	24.63%	71,296	$0	$0.00	0.0%
69	Richardson, TX	1300 East Beltline	75081	SC	Fee	1978	2002	24.63%	62,463	$454,600	$7.28	100.0%
70	Sugar Land, TX	15235 South West Freeway	77478	SC	GL	1992	2002	24.63%	50,000	$325,000	$6.50	100.0%
71	Tyler, TX	4820 South Broadway Blvd.	75703	SC	Lease	1977	2002	24.63%	62,101	$255,343	$10.54	39.0%
	Virginia
72	Chesapeake, VA	4300 Portsmouth Blvd.	23321	SC	GL	1990	2002	24.63%	50,062	$210,478	$8.08	52.0%

 * Asset Designation Rights

(1)	“SC” indicates a power center or a community shopping center.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2003.

Item 3.	LEGAL PROCEEDINGS

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

EXECUTIVE OFFICERS

      Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the following information is reported below.

      (a) The executive officers of the Company are as follows:

Name	Age	Position and Office with the Company

Scott A. Wolstein	51	Chairman of the Board of Directors and Chief Executive Officer
David M. Jacobstein	57	President, Chief Operating Officer and a Director
Daniel B. Hurwitz	39	Executive Vice President and a Director
Joan U. Allgood	51	Senior Vice President — Corporate Affairs and Governance and Secretary
Richard E. Brown	52	Senior Vice President of Real Estate Operations
Timothy J. Bruce	46	Senior Vice President of Development
William H. Schafer	45	Senior Vice President and Chief Financial Officer

      Scott A. Wolstein has been the Chief Executive Officer and a director of the Company since its organization in 1992. Mr. Wolstein has been Chairman of the Board of Directors of the Company since May 1997 and was President of the Company from its organization until May 1999, when Mr. Jacobstein joined the Company. Prior to the organization of the Company, Mr. Wolstein was a principal and executive officer of DDG, the Company’s predecessor. Mr. Wolstein is a graduate of the Wharton School at the University of Pennsylvania and of the University of Michigan Law School. He is currently a member of the Board of the National Association of Real Estate Investment Trusts (NAREIT), the International Council of Shopping Centers (“ICSC”), the Real Estate Roundtable, the Zell-Lurie Wharton Real Estate Center, Greater Cleveland Partnership and Cleveland Development Partnership and serves as the Chairman of the State of Israel Bonds, Ohio Chapter. Mr. Wolstein is also a member of the Urban Land Institute (“ULI”) and the Pension Real Estate Association (PREA). He has also served as President of the Board of Trustees of the United Cerebral Palsy Association of Greater Cleveland and as a member of the Board of the Great Lakes Theater Festival, The Park Synagogue and the Convention and Visitors Bureau of Greater Cleveland. Mr. Wolstein is the son of Mr. Bert Wolstein, the founder, a principal shareholder and a director of the Company.

      David M. Jacobstein has been the President and Chief Operating Officer of the Company since May 1999 and Director of the Company since May 2000. From 1986 until the time he joined the Company, Mr. Jacobstein was employed by Wilmorite, Inc., a Rochester, New York based shopping center developer where most recently he served as Vice Chairman and Chief Operating Officer. Mr. Jacobstein is a graduate of Colgate University and George Washington University Law School. Prior to joining Wilmorite, Mr. Jacobstein practiced law with the firms of Thompson, Hine & Flory in Cleveland, Ohio and Harris, Beach & Wilcox in Rochester, New York where he specialized in corporate and securities law. Mr. Jacobstein is a member of ICSC and ULI and has served as President of the Allendale Columbia School Board of Trustees (Rochester, New York) and as a Board member of the Colgate University Alumni Corporation.

      Daniel B. Hurwitz was appointed Executive Vice President in June 1999 and a Director of the Company since May 2002. Mr. Hurwitz previously served as Senior Vice President and Director of Real Estate and Development for Reading, Pennsylvania based Boscov’s Department Store, Inc., a privately held department store chain, from 1991 until he joined the Company. Prior to Boscov’s, Mr. Hurwitz served as Development Director for The Shopco Group, a New York City based developer of regional shopping malls. Mr. Hurwitz is a graduate of Colgate University, and the Wharton School of Business Executive Management Program at the University of Pennsylvania. He is a member of the ICSC, ULI, and Applewood Centers Inc., and has served as a Board member of the Colgate University Alumni Corporation, Reading JCC, American Cancer Society (Regional), The Children’s Museum of Cleveland, and the Greater Berk’s Food Bank.

      Joan U. Allgood has been Senior Vice President – Corporate Affairs and Governance and Secretary since May 2003. From August 2002 to May 2003, Mrs. Allgood was Senior Vice President – Legal and Transactions and Secretary. She was Senior Vice President, Secretary and General Counsel from May 1999 to August 2000, Vice President and General Counsel of the Company from its organization as a public company in 1993 and General Counsel of its predecessor entities from 1987. She is a member of the ICSC and participates as a member of the Program Committee of the Annual Law Conference. Mrs. Allgood also participates as a member of the Program Committee of the Annual Law and Accounting Seminar of NAREIT. Mrs. Allgood practiced law with the firm of Thompson Hine and Flory LLP from 1983 to 1987, and is a graduate of Denison University and Case-Western Reserve University School of Law.

      Richard Brown has been the Senior Vice President of Real Estate Operations since March 2002, the Senior Vice President of Asset Management and Operations from February 2001 to March 2002 and Vice President of Asset Management and Operations from January 2000. Prior to joining the Company and beginning in 1996, Mr. Brown was Vice President of Asset Management of PREIT-Rubin, Inc., located in Philadelphia, Pennsylvania, and Vice President of Retail Asset Management of the Balcor Company, in Chicago, Illinois since 1987. Mr. Brown is a Canadian chartered accountant and received his Bachelor of Commerce from Carleton University, in Ottawa, Canada.

      Tim Bruce was appointed Senior Vice President of the Company in September 2002. Mr. Bruce oversees the development department for DDR’s nationwide retail real estate portfolio. From 1998 to the time he joined DDR, Mr. Bruce, a 15-year shopping center industry veteran, served as Senior Vice President, Director of Leasing for Acadia Realty Trust in New York, where his responsibilities included all aspects of leasing and redevelopment of the Company’s 10 million square foot portfolio of community and neighborhood shopping centers. Mr. Bruce earned his BA from the School of Architecture at the University of Illinois at Chicago and a Masters of Management from the J.L. Kellogg Graduate School of Business at Northwestern University. Mr. Bruce is a member of ICSC.

      William H. Schafer has been a Senior Vice President and Chief Financial Officer of the Company since May 1999, Vice President and Chief Financial Officer of the Company from its organization as a public company in 1993 and the Chief Financial Officer of its predecessor entities from April 1992. Mr. Schafer joined the Cleveland, Ohio office of the Price Waterhouse LLP accounting firm in 1983 and served there as a Senior Manager from July 1990 until he joined the organization in 1992. Mr. Schafer graduated from the University of Michigan with a Bachelor of Arts degree in Business Administration.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange (the “NYSE”) composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

	High	Low	Dividends

2003:
First	$24.65	$21.22	$0.41
Second	29.62	24.15	0.41
Third	30.25	28.00	0.41
Fourth	33.90	28.23	0.46
2002:
First	$21.70	$17.97	$0.38
Second	23.65	20.70	0.38
Third	23.18	17.25	0.38
Fourth	22.60	19.49	0.38

      As of February 27, 2004, there were 3,229 record holders and approximately 35,000 beneficial owners of the Company’s common shares.

      In February 2004, the Company declared its 2004 first quarter dividend of $0.46 per share payable on April 5, 2004 to shareholders of record on March 22, 2004.

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

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	For the Years Ended December 31,

	2003(1)	2002(1)	2001(1)	2000(1)	1999(1)

Operating Data:
Revenues (primarily real estate rentals)	$476,097	$354,846	$314,981	$281,997	$259,961

Expenses:
Rental operation	162,582	116,011	94,535	81,417	70,080
Depreciation & amortization	94,376	76,802	62,942	52,890	48,878
Interest	89,678	76,236	80,358	75,748	66,731
Impairment charge	600	—	2,895	—	—
Other expense	9,190	—	—	—	—

	356,426	269,049	240,730	210,055	185,689

Income before equity in net income from joint ventures, gain on sale of joint venture interests, minority equity investment, minority interests, discontinued operations and gain on disposition of real estate and real estate investments	119,671	85,797	74,251	71,942	74,272
Equity in net income from joint ventures	44,967	32,769	17,010	17,072	18,993
Gain on sale of joint venture interests	7,950	—	—	—	—
Equity in net income from minority equity investment	—	—	1,550	6,224	5,720
Minority interests	(5,365)	(21,570)	(21,502)	(19,593)	(11,809)

Income from continuing operations	167,223	96,996	71,309	75,645	87,176
Discontinued operations:
(Loss) income from discontinued operations	(1,354)	(2,731)	2,766	1,748	1,884
Gain on disposition of real estate, net	460	4,276	—	—	568

	(894)	1,545	2,766	1,748	2,452

Income before gain on disposition of real estate and real estate investments	166,329	98,541	74,075	77,393	89,628
Gain (loss) on disposition of real estate and real estate investments	73,932	3,429	18,297	23,440	(2,231)

Net income	$240,261	$101,970	$92,372	$100,833	$87,397

Net income applicable to common shareholders	$189,056	$69,368	$65,110	$73,571	$60,135

Earnings per share data — Basic:
Income from continuing operations	$2.32	$1.07	$1.13	$1.28	$0.94
(Loss) income from discontinued operations	(0.01)	0.02	0.05	0.03	0.04

Net income applicable to common shareholders	$2.31	$1.09	$1.18	$1.31	$0.98

Weighted average number of common shares	81,903	63,807	55,186	55,959	60,985
Earnings per share data — Diluted:
Income from continuing operations	$2.28	$1.05	$1.12	$1.28	$0.91
(Loss) income from discontinued operations	(0.01)	0.02	0.05	0.03	0.04

Net income applicable to common shareholders	$2.27	$1.07	$1.17	$1.31	$0.95

Weighted average number of common shares	84,188	64,837	55,834	56,176	63,468
Cash dividends	$1.69	$1.52	$1.48	$1.44	$1.40

	At December 31,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Real estate (at cost)	$3,884,911	$2,804,056	$2,493,665	$2,161,810	$2,068,274
Real estate, net of accumulated depreciation	3,426,698	2,395,264	2,141,956	1,864,563	1,818,362
Advances to and investment in joint ventures	260,143	258,610	255,565	260,927	299,176
Total assets	3,941,151	2,776,852	2,497,207	2,332,021	2,320,860
Total debt	2,083,131	1,498,798	1,308,301	1,227,575	1,152,051
Shareholders’ equity	1,614,070	945,561	834,014	783,750	852,345

	For the Years Ended December 31,

	2003(1)	2002(1)	2001(1)	2000(1)	1999(1)

Other Data:
Cash flow provided from (used in):
Operating activities	$263,129	$210,739	$174,326	$146,272	$152,272
Investing activities	(16,246)	(279,997)	(37,982)	(20,579)	(209,708)
Financing activities	(251,561)	66,560	(121,518)	(127,442)	60,510
Funds from operations (2):
Net income applicable to common shareholders	$189,056	$69,368	$65,110	$73,571	$60,135
Depreciation and amortization of real estate investments	93,174	76,462	63,200	52,974	49,137
Equity in net income from joint ventures	(44,967)	(32,769)	(17,010)	(17,072)	(18,993)
Gain on sale of joint venture interests	(7,950)	—	—	—	—
Joint ventures’ funds from operations	47,942	44,473	31,546	30,512	32,316
Equity in net income from minority equity investment	—	—	(1,550)	(6,224)	(5,720)
Minority equity investment funds from operations	—	—	6,448	14,856	12,965
Minority interests (OP Units)	1,769	1,450	1,531	4,126	6,541
(Gain) loss on sales and impairment charge on depreciable real estate and real estate investments, net	(64,712)	454	(16,688)	(23,440)	1,664
Impairment charge	—	—	2,895	—	—

Funds from operations available to common shareholders	214,312	159,438	135,482	129,303	138,045
Preferred dividends	51,205	32,602	27,262	27,262	27,262

Funds from operations	$265,517	$192,040	$162,744	$156,565	$165,307

Weighted average shares and OP Units (Diluted) (3)	84,319	65,910	56,957	59,037	62,309

(1)	As described in the consolidated financial statements, the Company acquired 124 properties in 2003 (three of which are owned through joint ventures), 11 properties in 2002 (four of which the Company acquired its joint venture partners’ interest), eight properties in 2001 (all of which are owned through joint ventures), three properties in 2000 (two of which are owned through joint ventures), and five properties in 1999 (two of which are owned through joint ventures). In addition, in conjunction with the AIP merger in 2001, the Company obtained ownership of 39 properties. The Company sold/transferred its interest in 38 properties in 2003 (12 of which were owned through joint ventures), 15 properties in 2002 (six of which were owned through joint ventures), ten properties in 2001 (three of which were owned through joint ventures), 9 properties and 3 Wal-Marts in 2000 (six of which were owned through joint ventures) and four properties in 1999 (two of which were owned through joint ventures). All amounts have been presented to reflect the Company’s adoption of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which was adopted by the Company on January 1, 2002, as appropriate. In accordance with that standard, long-lived assets that were sold or are classified as held for sale as a result of disposal activities initiated subsequent to December 31, 2001 have been classified as discontinued operations for all periods presented, excluding those interests where the Company maintains continuing involvement.

(2)	Management believes that Funds From Operations (“FFO”) provides an additional indicator of the financial performance of a REIT. The Company also believes that FFO appropriately measures the core operations of the Company and provides a benchmark to its peer group. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. FFO is defined generally and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains (or losses) from sales of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) sales of securities, (iv) extraordinary items and (v) certain non-cash items. These non-cash items principally include real property depreciation, equity income from its joint ventures and equity income from minority equity investments, impairment losses on real properties and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner. See Funds From Operations discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Item 7 below.

(3)	Represents weighted average shares and operating partnership units, or OP Units, at the end of the respective period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends which might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and could materially affect the Company’s actual results, performance or achievements.

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

Executive Summary

      The Company strives to be the leading owner, developer and manager of market dominant community shopping centers that provide the very best environments for the nation’s most successful retailers, which can offer customers the most convenient shopping experience at an affordable cost. The Company’s investment strategy is to own and operate market dominant community centers that draw shoppers from the immediate neighborhood as well as the surrounding trade area. These properties typically have the following characteristics:

•	250,000-1,000,000 square foot, open-air shopping centers;

•	Two or more strong national tenant anchors such as Wal-Mart, Kohl’s, Target, Home Depot or Lowe’s Home Improvement;

•	Two or more medium-sized national big-box tenants such as Best Buy, Bed Bath & Beyond, TJ Maxx or Michael’s;

•	20,000-80,000 square feet of small shops and

•	Two to four outparcels available for sale or ground lease
      We believe, the Company is well positioned to benefit from long-term trends in the retail industry, as retail sales have steadily grown over the past 11 years.

GROWTH IN RETAIL SALES

(excluding Automobiles)

Over the last 11 years, retail sales have grown over 77%, with a compound annual growth rate of over 5%

Source: U.S. Census, Portfolio & Property Research.

      In addition, there has been a continuing move in sales from traditional department stores, enclosed mall anchors and specialty tenants and neighborhood groceries to discount department stores, community shopping center discounters and supercenters.

SHIFT TO DISCOUNT RETAILERS

Discount retailers capture market share at the expense of traditional department stores

      As a result, traditional department stores continue to migrate to the Company’s community shopping center format including:

Sears (Minneapolis, Minnesota)

May Company, dba: Meier & Frank (Salt Lake City, Utah)

JC Penney (Minneapolis, Minnesota)

Dillard’s (Kansas City, Missouri)

Macy’s (Pasadena, California)

May Company, dba: Jones Department Store (Leawood, Kansas)

In line retailers traditionally found in enclosed malls are also now seeking locations at the Company’s open-air community centers such as:

August Max	Justice
The Bombay Company	Kirkland’s
C.J. Banks	Lane Bryant
Casual Corner	Maurice’s
Children’s Place	Motherhood Maternity
Christopher Banks	Petite Sophisticate
EB Gameworld	Wilson’s Leather
Gamestop	Yankee Candle

      The trend from traditional grocers to retail supercenters has become more pronounced in recent years, as supported by the following information published by Supermarket News:

•	Traditional grocers’ market share of U.S. grocery sales dropped from 85% in 1992 to less than 40% in 2002;

•	Supercenter and wholesale clubs represented approximately 30% of retail grocery store sales in 2002 and

•	WalMart’s supercenter sales represented $95 billion, or nearly 40% of WalMart’s total 2002 sales, making it the largest grocery retailer in the country.

      The following table sets forth, at December 31, 2003, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the wholly-owned properties and the Company’s proportionate share of joint venture properties:

	% of Shopping Center	% of Company-owned
	Base Rental Revenues	Shopping Center GLA

Wal-Mart	4.0%	6.7%
Lowe’s Home Improvement	3.1%	4.0%
Kohl’s Department Stores	3.0%	3.7%
T. J. Maxx/ Marshalls	2.2%	2.7%
Petsmart	2.0%	1.6%
Bed Bath & Beyond	2.0%	1.6%
OfficeMax	1.8%	1.7%
Best Buy	1.5%	1.1%
Michaels	1.5%	1.2%
Kroger	1.4%	1.9%
Linens ’N Things, Inc.	1.4%	1.0%
AMC Theatres	1.4%	0.5%
Gap/ Old Navy	1.4%	0.9%
Ross Dress For Less	1.3%	1.2%
Cinemark Theatres	1.2%	0.8%
Barnes & Noble/ B. Dalton	1.2%	0.7%
Toys ‘R’ Us	1.2%	1.6%
Goody’s Family Clothing	1.0%	1.2%
Office Depot	1.0%	0.8%
Kmart	1.0%	2.8%
JC Penney	1.0%	1.9%

	35.6%	39.6%

      At December 31, 2003, the Company’s total market capitalization (market capitalization is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 2003 of $33.57 plus preferred shares at liquidation value and consolidated debt) was $5.6 billion as compared to $3.5 billion at December 31, 2002. At December 31, 2003, the number of retail operating and development properties, and office and industrial properties, totaled 362 and 34, respectively, aggregating 82.7 million and 4.1 million square feet of GLA, respectively, in 44 states. The Company focuses on the ownership and management of high quality market dominant community shopping centers by:

•	Recycling capital at positive spreads through opportunistic acquisition and the development of infill sites in major markets;

•	Engineering innovative joint venture structures with institutional capital partners adding equity and maximizing return on invested equity;

•	Cultivating premier relationships with the nation’s leading retailers;

•	Proactively replacing under-performing tenants at significantly higher rents and

•	Maximizing revenue generation from existing centers through expansion, redevelopment and ancillary income.

Year in Review – 2003

      The Company faced a variety of opportunities and challenges and amassed a significant list of accomplishments in 2003.

      FFO applicable to common shareholders for the year ended December 31, 2003 was $214.3 million compared to the year ended December 31, 2002 of $159.4 million, an increase of 34.4%. Net income for the year ended December 31, 2003 was $240.3 million, or $2.27 per share (diluted), compared to net income of

$102.0 million, or $1.07 per share (diluted) for the prior comparable period. An increase in net income of approximately $80 million is due to the net gain on sale of real estate assets by the Company and its joint ventures. The remainder of the increase in net income is primarily attributable to the merger with JDN on March 13, 2003, core operations, and a reduction in minority interest expense associated with preferred operating partnership units which were redeemed in 2003.

      On the balance sheet side, management established a strategy to substantially improve its credit quality and address perceptions about our financial position held by some in the investment community such as investors, rating agencies and the fixed income community. The Company achieved this by educating the market on our achievements and improving all aspects of our credit, including leverage levels, coverage ratios and exposure to variable rate debt. In April, the Company improved its corporate credit outlook at Moody’s and Standard and Poors’ from negative to stable. As a result, the market responded by dramatically tightening the Company’s credit spreads. In July 2003, the Company issued $300 million of seven-year senior unsecured notes with a coupon rate of 4.625%. In January 2004, the Company issued $275 million of five-year notes with a coupon of 3.875%. Spreads on these bonds are as little as one-third of what they would have been just 12 months earlier. Although these debt issuances were initially dilutive due to current low variable interest rates, these financings created the opportunity for the Company to take advantage of attractive rates for long term debt and to reduce its variable rate debt exposure to approximately 16% of total indebtedness upon the completion of the January 2004 offering.

      These efforts to re-educate the fixed income community also enhanced the Company’s ability to capture the market’s demand for preferred stock at historically low coupon rates. In March 2003, the Company issued $180 million of preferred stock with a coupon of 8.0% replacing $180 million of preferred operating partnership units that had coupon rates of 8.875% and 9.0%. In July 2003, we issued $205 million of preferred stock with a coupon of 7.375% replacing $204 million of preferred stock with a weighted-average coupon of approximately 8.7%. Again, although the redemption of the existing preferred stock resulted in certain non-cash charges that were dilutive to earnings per common share in 2003, the lower coupons help to preserve the Company’s strong financial ratios for years to come.

      The group of banks providing the Company’s primary unsecured credit facility also recognized DDR’s improved credit quality. In December 2003, the Company amended its credit facilities to reduce the interest rate by 20 basis points, and extend the maturity to 2006. In addition, the Company added an accordion feature that can increase the size of the line from $650 million to $1 billion at the Company’s option.

      The Company further enhanced its financial flexibility by taking advantage of strong market pricing available for the shopping center assets. The Company benefited from the opportunity of a strong pricing environment for retail properties. The Company and its joint venture partners sold nearly $1.2 billion of assets during 2003 at a weighted average cap rate of under 8%, generating gains in excess of $250 million. The Company’s share of proceeds from these transactions was over $500 million and generated gains to DDR of approximately $100 million. This market demand enabled the Company to focus on value creation through capital recycling. The Company was able to increase its dividend and still retain approximately $265 million of income from operating activities, which will be redeployed into developments and higher yielding investments during the years ahead.

      As a result of this focus on the balance sheet, the Company is in a substantially stronger financial position than it was only a year ago. The Company’s plan to recycle capital through the sale of assets, pay-off debt, extend maturities and refinance variable rate debt has helped to create more flexibility and liquidity than the Company has had in years without relying on the issuance of new equity for a quick-fix to the balance sheet.

      Concurrent with our focus on improved credit quality, the Company also completed several strategic transactions. In March 2003, the Company completed the merger with JDN Realty Corporation (“JDN”). This merger added $1.1 billion of core assets to the portfolio and increased our asset base by more than one-third. The Company utilized the capital markets to finance the merger in a highly efficient manner. The Company issued 18 million common shares to complete the merger, refinanced JDN’s $300 million secured revolver with an unsecured bridge loan at a spread of over 100 basis points less than JDN’s secured revolver and unencumbered nearly $500 million of real estate assets.

      Also during 2003, the Company established three new relationships with institutional capital partners, representing approximately $0.7 billion in new equity for investment. These relationships include the formation of Macquarie DDR Trust (“MDT”) in November 2003, the formation of Coventry II Real Estate Fund (“Coventry II”) in June 2003 and a joint venture with Kuwait Financial Centre — Markaz (“DDR Markaz”) in May 2003.

      Sources on capital and financing remain a key to the Company’s ability to grow. The Company has established a list of institutional relationships that continue to provide an important source of equity capital. The Company initiated the following relationships in 2003 that have funded or anticipate to fund the amount of equity capital listed below (in millions):

Macquarie DDR Trust (Australian Listed Property Trust)	$310
Coventry II (Various Institutional Investors)	330
Kuwait Financial Centre — Markaz	49
Lehman Brothers Investments	21

$710

      The Company will utilize MDT to acquire fully stabilized core assets, which could potentially include assets from the Company’s development pipeline. Coventry II expects to initiate $1 billion in value added acquisitions over the next two years, such as properties in need of redevelopment or re-tenanting. These new joint venture relationships support the Company’s investment strategy, which is highly focused and well defined.

      In addition, the Company will use its own balance sheet to pursue ground up development. These development projects generate the highest yield per dollar invested with initial yields generally in excess of 11% per annum on an un-leveraged basis. With nearly $1 billion of assets in our development pipeline the Company is encouraged about this opportunity to enhance its long-term earnings growth.

CRITICAL ACCOUNTING POLICIES

      The consolidated financial statements of the Company include accounts of the Company and all majority-owned subsidiaries where the Company has financial or operating control. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has utilized available information including the Company’s past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements may not materialize. Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of the Company’s results of operations to those of companies in similar businesses.

Revenue Recognition and Accounts Receivable

      Rental revenue is recognized on a straight-line basis, which averages minimum rents over the current term of the leases. Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the tenant. These percentage rents are recorded once the required sales level is achieved and reported to the Company. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned. Ancillary and other property related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in other income and recognized upon termination of a tenant’s lease.

      The Company makes estimates of the collectibility of its accounts receivable related to base rents including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.

Real Estate

      Land, buildings and fixtures and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

      Properties are depreciated using the straight line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	Useful lives, generally 31.5 years
Furniture/Fixtures and Tenant Improvements	Useful lives, which approximate lease terms, where applicable

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

Long Lived Assets

      On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In management’s estimate of cash flows it considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, the undiscounted cash flows may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long lived asset are under consideration or a range is estimated. The determination of undiscounted cash flows requires significant estimates by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists and whether the effects could materially impact the Company’s net income. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

      When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs of such assets. If, in management’s opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, a valuation allowance is established.

      The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company’s net income because taking an impairment results in an immediate negative adjustment to net income.

      The Company allocates the purchase price to assets acquired and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, Business Combinations. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. Depending upon the size of the acquisition, the Company may engage an outside appraiser to perform a valuation of the tangible and intangible assets acquired. The Company is required to make subjective estimates in connection with these valuations and allocations.

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

Discontinued Operations

      The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. This standard addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It also retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS, assuming no significant continuing involvement, the sale of a retail or industrial property is now considered a discontinued operation. In addition, properties classified as held for sale are considered a discontinued operation. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the property sale within one year is considered probable. Accordingly, the results of operations of operating properties disposed of or classified as held for sale subsequent to January 1, 2002 for which the Company has no significant continuing involvement, are reflected as discontinued operations. Properties classified in this manner for 2002 and 2003 were reclassified as such in the accompanying Consolidated Statements of Operations for each of the three years ended December 31, 2003. Interest expense, which is specifically identifiable to the property, is used in the computation of interest expense attributable to discontinued operations. Consolidated interest and debt at the corporate level is allocated to discontinued operations pursuant to the methods prescribed under EITF 87-24, generally based on the proportion of net assets sold.

      Included in discontinued operations as of December 31, 2003, are 21 properties aggregating 1.4 million square feet of gross leasable area. The operations of such properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for each of the three years ended December 31, 2003 included herein.

Stock Based Employee Compensation

      The Company applies APB 25, “Accounting for Stock Issued to Employees” in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair values of the options granted at the grant dates, consistent with the method set forth in the SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Year Ended December 31,

	2003	2002	2001

Net income, as reported	$240,261	$101,970	$92,372
Add:
Stock-based employee compensation included in reported net income	5,017	2,215	1,161
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(5,200)	(2,515)	(2,137)

	$240,078	$101,670	$91,396

Earnings Per Share:
Basic — as reported	$2.31	$1.09	$1.18

Basic — pro forma	$2.31	$1.08	$1.16

Diluted — as reported	$2.27	$1.07	$1.17

Diluted — pro forma	$2.27	$1.07	$1.15

      Certain of the Company’s executive officers were granted performance unit awards that provide for the issuance of up to 666,667 common shares. The amount of the total grant is determined based on the annualized total shareholders’ return over a five-year period with the common shares issued vesting over the remaining five-year period. The Company prepares estimates on this accrual quarterly based on the current stock price, dividend yield and the remaining vesting periods. These estimates have a direct impact on the Company’s net income because a higher accrual will result in an increase in general and administrative expenses and less net income.

Accrued Liabilities

      The Company makes certain estimates for accrued liabilities including accrued professional fees, interest, real estate taxes, performance units (see discussion above), insurance and litigation reserves. These estimates are subjective and based on historical payments, executed agreements, anticipated trends and representations from service providers. These estimates are prepared based on information available at each balance sheet date and are reevaluated upon the receipt of any additional information. Many of these estimates are for payments that occur in one year. These estimates have a direct impact on the Company’s net income because a higher accrual will result in less net income.

Comparison of 2003 to 2002 Results of Operations

Continuing Operations

Revenues from Operations

      Total revenues increased $121.3 million, or 34.2%, to $476.1 million for the year ended December 31, 2003 as compared to $354.8 million in 2002. Base and percentage rental revenues for 2003 increased $90.0 million, or 34.8%, to $348.4 million as compared to $258.4 million in 2002. New leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2002 excluding those classified as discontinued operations) contributed approximately $2.8 million, which is an increase of 1.7%, for the year ended

December 31, 2003 as compared to the same period in 2002. The increase in base and percentage rental revenues of $90.0 million is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$2.8
Merger with JDN	71.9
Acquisition of 11 shopping center properties	21.1
Development and redevelopment of six shopping center properties	1.9
Transfer of 12 properties to joint ventures	(9.5)
Business center properties	(1.2)
Straight line rents	3.0

$90.0

      At December 31, 2003, the aggregate occupancy of the Company’s shopping center portfolio was 94.3% as compared to 95.1% at December 31, 2002. Excluding the impact of the properties acquired through the JDN merger, the portfolio was 95.0% occupied. The average annualized base rent per occupied square foot was $10.82 at December 31, 2003, as compared to $10.58 at December 31, 2002. Same store tenant sales performance over the trailing 12 month period within the Company’s portfolio for those tenants required to report such information is approximately $234 per square foot compared to $233 from the prior year.

      At December 31, 2003, the aggregate occupancy of the Company’s wholly-owned shopping centers was 92.9%, as compared to 94.5% at December 31, 2002. Excluding the impact of the properties acquired through the JDN merger, the portfolio was 95.0% occupied. The average annualized base rent per leased square foot at December 31, 2003 was $9.53 as compared to $9.18 at December 31, 2002. During 2003, same store sales, for those tenants required to report such information (approximately 15.9 million square feet), was $223 per square foot, compared to $224 per square foot in 2002. The Company believes this decrease in sales is due to the softening of the current economy combined with additional store openings in the Company’s shopping center markets.

      At December 31, 2003, the aggregate occupancy of the Company’s joint venture shopping centers was 98.5% as compared to 96.7% at December 31, 2002. The average annualized base rent per leased square foot was $13.74 at December 31, 2003, as compared to $13.69 at December 31, 2002. During 2003, same store sales, for those tenants required to report such information (approximately 6.1 million square feet), was $261 per square foot, compared to $257 per square foot in 2002.

      At December 31, 2003 the aggregate occupancy of the Company’s business centers was 78.1%, as compared to 83.5% at December 31, 2002. In 2003, the Company sold three of these properties.

      Recoveries from tenants for the year ended December 31, 2003 increased $25.4 million, or 36.6%, to $94.6 million as compared to $69.2 million in 2002. This increase was primarily related to the JDN merger, which contributed $18.8 million, and the Company’s acquisition of thirteen properties, which contributed $13.1 million for the year ended December 31, 2003. Recoveries were approximately 77.7% and 79.9% of operating expenses and real estate taxes for the years ended December 31, 2003 and 2002, respectively. The slight decrease is primarily attributable to slightly lower occupancy levels combined with an increase in non-recoverable costs, an increase in bad debt expense (see rental operating and maintenance expenses) and changes in the Company’s portfolio of properties.

      Ancillary income for the year ended December 31, 2003 increased $0.5 million, or 22.2%, to $2.4 million as compared to $1.9 million in 2002. Other property related income for the year ended December 31, 2003 decreased $0.7 million, or 42.0%, to $0.9 million as compared to $1.6 million in 2002. This decrease was primarily due to a reduction in late fee income. Continued growth is anticipated in the area of ancillary, or non-traditional revenue, as both currently established revenue opportunities proliferate throughout the Company’s core and acquired portfolio, and additional revenue opportunities are pursued. Ancillary revenue opportunities have included, but are not limited in the future to, short-term and seasonal leasing programs, outdoor advertising programs and wireless tower development programs, among others.

      Management fee income for the year ended December 31, 2003 increased $0.5 million, or 5.0%, to $10.6 million as compared to $10.1 million in 2002. The Company assumed management responsibilities in October 2002 relating to a joint venture, which acquired the designation rights to real estate assets owned and controlled by Service Merchandise resulting in $0.4 million of additional management fee income. Additionally, the Company earned management income from joint venture interests acquired and formed in 2003, which aggregated $1.6 million and the lease up of joint ventures completing development aggregating $0.2 million. A decrease of $0.3 million was primarily associated with the termination of property management responsibilities for all of the real estate assets of Burnham Pacific Properties (“Burnham”) in 2002. In addition, due to the sale and transfer of several of the Company’s joint venture properties, management fee income decreased approximately $1.4 million as compared to 2002.

      Development fee income for the year ended December 31, 2003 decreased $0.8 million, or 35.1%, to $1.4 million as compared to $2.2 million in 2002. This decrease is primarily attributable to development projects and redevelopments becoming operational during 2002. Currently, the Company is involved in the redevelopment of real estate assets previously owned and controlled by Service Merchandise. The Company will continue to pursue additional development joint ventures as opportunities present themselves. In 2003, the Company was developing more of its wholly-owned properties than properties held through joint ventures in large part due to properties under development at the time of the merger with JDN.

      Interest income for the year ended December 31, 2003, decreased $0.8 million, or 13.9%, to $5.1 million as compared to $5.9 million in 2002. This decrease was primarily associated with the decrease in advances to certain joint ventures in which the Company has an equity ownership interest.

      Other income for the year ended December 31, 2003 increased $7.3 million to $12.7 million as compared to $5.4 million in 2002. Changes in other income are comprised of the following (in millions):

	Year Ended
	December 31,

	2003	2002

Lease termination fees	$6.9	$3.9
Settlement of call option (1)	2.4	—
Structuring and financing fees (2)	3.5	0.1
Sale of option rights and other miscellaneous (3)	(0.1)	1.4

	$12.7	$5.4

(1)	Settlement of a call option on March 31, 2003 relating to the MOPPRS debt assumed from JDN, principally arising from an increase in interest rates from the date of acquisition, March 13, 2003, to the date of settlement.

(2)	Structuring and financing fees received in connection with the MDT joint venture

(3)	Relates to the sale of certain option rights (2003) and the sale of development rights to the Wilshire project in Los Angeles, California (2002) offset by a charge for abandoned projects of $0.9 million and $1.0 million in 2003 and 2002, respectively.

Expenses from Operations

      Rental operating and maintenance expenses for the year ended December 31, 2003 increased $20.3 million, or 46.7%, to $63.8 million as compared to $43.5 million in 2002. The Company’s provision for bad debt expense approximated 1.2% and 1.5% of total revenues, for the year ended December 31, 2003 and 2002, respectively

(See Economic Conditions). The increase in rental operating and maintenance expenses of $20.3 million is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$4.7
Merger with JDN	11.1
Acquisition and development/redevelopment of 15 shopping center properties	4.3
Transfer of 12 properties to joint ventures	(0.7)
Provision for bad debt expense	0.9

$20.3

      Real estate taxes increased $14.8 million, or 34.4%, to $57.9 million for the year ended December 31, 2003 as compared to $43.1 million in 2002. The increase in real estate taxes of $14.8 million is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$0.4
Merger with JDN	10.8
Acquisition and development/redevelopment of 15 shopping center properties	5.5
Transfer of 12 properties to joint ventures	(2.2)
Business center properties	0.3

$14.8

      General and administrative expenses increased $11.4 million, or 38.9%, to $40.8 million for the year ended December 31, 2003 as compared to $29.4 million in 2002. Total general and administrative expenses were approximately 5.3% and 4.8% of total revenues, including revenues of joint ventures, for the years ended December 31, 2003 and 2002, respectively.

      The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments, including the JDN merger, which included certain transaction costs such as temporary employees, travel, relocation costs, recruiting fees and other transitional costs. The Company also incurred increases in director fees, other compensation and professional fees as a result of the passage of the Sarbanes-Oxley Act of 2002. In addition to these increases general and administrative expenses includes approximately $4.0 million of non-cash executive management incentive compensation primarily associated with performance unit grants which compares to $1.4 million during the same period of 2002. The performance unit awards granted in 2000 and 2002 provide for the issuance of up to 666,667 shares over a ten-year period, based on the average annual shareholder return over a five-year period with the shares vesting over the remaining five years. Such increase is attributable to the increase in the Company’s stock price in 2003. Excluding this additional non-cash incentive compensation, general and administrative expenses, as a percentage of total revenues, including joint venture revenues, was approximately 5.0% for the year ended December 31, 2003.

      The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain construction administration costs of $5.1 million and $4.3 million in 2003 and 2002, respectively.

      Interest expense increased $13.5 million, or 17.6%, to $89.7 million for the year ended December 31, 2003 as compared to $76.2 million in 2002. The overall increase in interest expense for the year ended December 31, 2003, as compared to the same period in 2002, is due to an increase in the weighted average debt outstanding due to the merger with JDN combined with other acquisitions and developments, offset by lower interest rates. The weighted average debt outstanding during the year ended December 31, 2003 and related weighted average interest rate was $2.0 billion and 5.6%, respectively, compared to $1.4 billion and 6.1%, respectively, for the same period in 2002. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $11.5 million for the year ended December 31, 2003, as compared to $9.2 million for the same period in 2002.

      An impairment charge of $0.6 million was recorded in the year ended December 31, 2003. This charge relates to the projected loss on the potential sale of a shopping center, aggregating 60,000 square feet of GLA, in 2003. This asset is not considered held for sale in accordance with SFAS 144 as not all sale considerations had been met at December 31, 2003. This property was subsequently sold in February 2004.

      An other expense of $9.2 million was recorded in the year ended December 31, 2003. This charge relates to litigation filed against the Company by Regal Cinemas consisting of an $8.0 million judgment plus interest and legal costs (See Legal Matters).

      Depreciation and amortization expense increased $17.6 million, or 22.9%, to $94.4 million for the year ended December 31, 2003 as compared to $76.8 million in 2002. The increase in depreciation expense of $17.6 million is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$(4.6)
Merger with JDN	18.2
Acquisition and development/redevelopment of 15 shopping center properties	5.3
Transfer of 12 properties to joint ventures	(2.1)
Business center properties	0.8

$17.6

Other

      Equity in net income of joint ventures increased $12.2 million, or 37.2%, to $45.0 million in 2003 as compared to $32.8 million in 2002. An increase of $6.2 million relates to the six joint ventures formed in 2003, a $3.4 million increase relates to the gain on extinguishment of debt at one joint venture and a $2.2 million increase, net, relates to the Company’s other joint ventures. During 2002 and 2003, the Company completed a significant amount of capital transactions related to its joint venture interests. In the two-year period ended December 31, 2003, these joint ventures sold 13 properties to third parties, six properties (or interests therein) to the Company and 67 sites formerly occupied by Service Merchandise to third parties. These gains resulted in an aggregate increase in equity in net income of approximately $0.4 million for the year ended December 31, 2003 as compared to 2002. Gains in 2003 include approximately $7.5 million of promoted income received from the Company’s joint venture partners from the transfer of six of these properties.

      Gain on sale of joint venture interests aggregated $8.0 million for the year ended December 31, 2003. This gain relates to the sale of joint venture interests to the Macquarie DDR Trust joint venture in the fourth quarter of 2003. The Company retained a 14.5% effective ownership interest in these assets and accordingly deferred a portion of the gain of which DDR’s share of deferred gain aggregated $19.5 million.

      Minority equity interest expense decreased $16.2 million, or 75.1%, to $5.4 million for the year ended December 31, 2003 as compared to $21.6 million in 2002. This decrease relates primarily to the redemption of $180 million of preferred operating partnership units (“Preferred OP Units”) from the proceeds of the issuance of the Preferred Class G shares in March 2003 and the conversion of $35.0 million of Preferred OP Units into 1.6 million common shares in December 2002.

      Loss from discontinued operations decreased $1.3 million, or 50.4% to a loss of $1.4 million for the year ended December 31, 2003, as compared to a loss of $2.7 million in 2002. Discontinued operations includes the operations of 16 shopping center properties and five business center properties aggregating approximately 1.4 million square feet of GLA, 13 of which were sold in 2003 and eight of which were sold in 2002.

      Gain on the sale of discontinued operations decreased $3.8 million, or 89.2%, to $0.5 million for the year ended December 31, 2003 as compared to a gain of $4.3 million in 2002. This gain is primarily due to the sale of 13 properties in 2003.

      Gain on disposition of real estate and real estate investments aggregated $73.9 million for the year ended December 31, 2003, which primarily relates to the transfer of seven assets to a 20% owned joint venture and four assets to an effectively 14.5% owned joint venture, which aggregated $67.1 million and land sales which aggregated $6.8 million.

      Gain on disposition of real estate and real estate investments aggregated $3.4 million for the year ended December 31, 2002, which primarily related to the sale of a 90% interest in a recently developed shopping center property located in Kildeer, Illinois which resulted in a gain of $2.5 million and land sales which resulted in an aggregate gain of $0.9 million.

Net Income

      Net income increased $138.3 million to $240.3 million for the year ended December 31, 2003 as compared to $102.0 million in 2002. The increase in net income of $138.3 million is primarily due to the merger with JDN, gain on sale of assets and various financing transactions. A summary of the changes from 2002 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses, real estate taxes, general and administrative expense, loss on investment and other expense)	$65.0
Increase in equity in net income of joint ventures	12.2
Increase in gain on sale of joint venture interests	8.0
Increase in interest expense	(13.5)
Increase in gain on sale of real estate and real estate investments	70.5
Increase in loss from discontinued operation	(2.5)
Increase in depreciation	(17.6)
Decrease in minority interest expense	16.2

$138.3

Comparison of 2002 to 2001 Results of Operations

Continuing Operations

Revenues from Operations

      Total revenues increased $39.8 million, or 12.7%, to $354.8 million for the year ended December 31, 2002 as compared to $315.0 million in 2001. Base and percentage rental revenues for 2002 increased $32.4 million, or 14.3%, to $258.4 million as compared to $226.0 million in 2001. New leasing, re-tenanting and expansion of the Core Portfolio Properties contributed approximately $2.1 million, which is an increase of 1.3% over 2001 Revenues from Core Portfolio Properties. The increase in base and percentage rental revenues of $32.4 million is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$2.1
Acquisition of 11 shopping center properties	20.8
Development of four shopping center properties	1.8
Merger of American Industrial Properties (“AIP”) (See Strategic Real Estate Transactions — 2001 Activity)	12.3
Sale/transfer of seven properties to joint ventures	(2.7)
Straight line rents	(1.9)

$32.4

      At December 31, 2002, the aggregate occupancy of the Company’s shopping center portfolio was 95.1% as compared to 94.8% at December 31, 2001. The average annualized base rent per occupied square foot was $10.58, as compared to $10.03 at December 31, 2001. Same store tenant sales performance over the trailing

12 month period within the Company’s portfolio were approximately $240 per square foot for those tenants required to report compared to $241 from the prior year.

      At December 31, 2002 and 2001, the aggregate occupancy of the Company’s wholly-owned shopping centers was 94.5% for each year. The average annualized base rent per leased square foot at December 31, 2002 was $9.18 as compared to $8.48 at December 31, 2001. During 2002, same store sales, for those tenants required to report sales (approximately 12.8 million square feet), decreased 1.1% to $226 per square foot, compared to $229 per square foot in 2001. The slight decrease in same store sales per square foot is believed to reflect the softening of the economy combined with additional store openings in the Company’s shopping center markets.

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

      Recoveries from tenants for the year ended December 31, 2002 increased $9.8 million, or 16.5%, to $69.2 million as compared to $59.4 million in 2001. This increase was primarily related to the Company’s merger with AIP which contributed $3.2 million and an increase in recoveries of $6.9 million primarily associated with the 2002 and 2001 shopping center acquisitions and developments. Recoveries were approximately 79.9% and 84.7% of operating expenses and real estate taxes for the years ended December 31, 2002 and 2001, respectively. The decrease is primarily attributable to the consolidation of the industrial office properties of AIP, which historically have a lower recovery percentage and slightly lower occupancy levels and an increase in bad debt expenses (See Expenses from Operations).

      Ancillary income for the year ended December 31, 2002 increased $0.1 million, or 7.8%, to $1.9 million as compared to $1.8 million in 2001. Other property related income for the year ended December 31, 2002 increased $0.4 million, or 36.8%, to $1.6 million as compared to $1.2 million in 2001. These increases were primarily due to the Company pursuing additional ancillary income opportunities.

      Management fee income for the year ended December 31, 2002 decreased $1.2 million, or 10.1%, to $10.1 million as compared to $11.3 million in 2001. The decrease was primarily associated with the termination of property management responsibilities for all of the real estate assets of Burnham in 2002. For the year ended December 31, 2002, the Company recorded management fee income from Burnham of $0.3 million, compared to $1.8 million in 2001. As of June 30, 2002, the remaining four Burnham assets were transferred into a liquidating trust and, as a result, the Company no longer provides property management services. The Company assumed property management responsibilities in October 2002 relating to a joint venture, which acquired the designation rights to real estate assets owned and controlled by Service Merchandise. Leasing and management fees for this joint venture aggregated approximately $0.5 million in 2002.

      Development fee income for the year ended December 31, 2002 decreased $0.6 million, or 21.2%, to $2.2 million as compared to $2.8 million in 2001. This decrease is primarily attributable to joint venture development projects becoming operational. The Company was involved with joint venture development projects in Long Beach, California and Coon Rapids, Minnesota. The Company was also involved in the redevelopment of real estate assets owned and controlled by Service Merchandise.

      Interest income for the year ended December 31, 2002, decreased $0.5 million, or 8.1%, to $5.9 million as compared to $6.4 million in 2001. This decrease was primarily associated with the repayment of advances by certain joint ventures, which resulted in a corresponding reduction in interest income.

      Other income for the year ended December 31, 2002 decreased $0.6 million, or 10.5%, to $5.4 million as compared to $6.0 million in 2001. Changes in other income are comprised of the following (in millions):

	Year Ended
	December 31,

	2002	2001

Lease termination fees	$3.9	$5.9
Structuring and financing fees	0.1	0.2
Sale of option rights and other miscellaneous (1)	1.4	(0.1)

	$5.4	$6.0

(1)	Relates to the sale of development rights to the Wilshire project in Los Angeles, California offset by a charge for abandoned projects of $1.0 million and $0.6 million in 2002 and 2001, respectively.

Expenses from Operations

      Rental operating and maintenance expenses for the year ended December 31, 2002 increased $9.4 million, or 27.7%, to $43.5 million as compared to $34.1 million in 2001. The Company’s provisions for bad debt expense approximated 1.5% and 1.1% of total revenues in 2002 and 2001, respectively. The increase in rental and operating and maintenance expenses of $9.4 million is due to the following (in millions):

Increase
(Decrease)

Acquisition and development of 15 shopping center properties	$4.6
Merger of AIP	3.4
Sale/transfer of seven properties to joint ventures	(0.3)
Provisions for bad debt expense	1.7

$9.4

      Real estate taxes increased $7.0 million, or 19.5%, to $43.1 million for the year ended December 31, 2002 as compared to $36.1 million in 2001. The increase in real estate tax expense of $7.0 million is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$0.9
Acquisition and development of 15 shopping center properties	4.8
Merger of AIP	1.7
Sale/transfer of seven properties to joint ventures	(0.4)

$7.0

      General and administrative expenses increased $5.0 million, or 20.6%, to $29.4 million for the year ended December 31, 2002 as compared to $24.4 million in 2001. Total general and administrative expenses were approximately 4.8% and 4.3% of total revenues, including revenues from joint ventures, for the years ended December 31, 2002 and 2001, respectively. General and administrative costs for 2002 include incentive income payable to the Company’s Chairman and CEO of approximately $2.0 million pursuant to his incentive agreement relating to the Retail Value Investment Program’s performance in 2002 (none in 2001).

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

      Interest expense, decreased $4.2 million, or 5.1%, to $76.2 million for the year ended December 31, 2002 as compared to $80.4 million in 2001. The overall decrease in interest expense for the year ended December 31, 2002 as compared to the same period in 2001 is due to lower interest rates. The weighted average debt outstanding and related weighted average interest rate during 2002 was approximately $1.4 billion and 6.1%, respectively, as compared to approximately $1.3 billion and 7.1%, respectively, during 2001. Interest costs capitalized, in connection with development and expansion projects and development joint venture interests, were $9.2 million for the year ended December 31, 2002 as compared to $12.9 million in 2001. The decrease in capitalized interest is attributable to a decrease in interest rates, as discussed above, and a reduction in costs of projects under development.

      An impairment charge of $2.9 million was recorded in 2001. During 2001, one of the Company’s retail tenants announced it was liquidating its inventory and closing its remaining stores. During 2001, the tenant completed its sale of inventory and auction of its real estate. The Company believes, based on (i) a lack of significant proceeds received by the tenant on its auction of real estate and the other assets, and (ii) a lack of positive information disseminated from the tenant which suggested a reduced probability of recovery of certain recorded amounts, that a provision of $2.9 million was appropriate. This charge was reflected as an impairment charge within the consolidated statements of operations.

      Depreciation and amortization expense increased $13.9 million, or 22.0%, to $76.8 million for the year ended December 31, 2002 as compared to $62.9 million in 2001. The increase in depreciation at the Core Portfolio Properties is primarily related to expansion and redevelopments, including related changes in estimated useful lives associated with the certain assets under redevelopment. The increase in depreciation expense of $13.9 million is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$5.4
Acquisition and development of 15 shopping center properties	5.0
Merger of AIP	3.6
Personal property depreciation	0.6
Sale/transfer of seven properties to joint ventures	(0.7)

$13.9

Other

      Equity in net income of joint ventures increased $15.8 million, or 92.6%, to $32.8 million in 2002 as compared to $17.0 million in 2001. An increase of approximately $4.1 million is primarily related to the Company’s proportionate share of the gain on sale of two shopping center properties from the Community Centers Joint Ventures. An increase of approximately $5.3 million, net of tax, is primarily related to the Company’s proportionate share of the gain on sale of the shopping center properties located in Hagerstown, Maryland; Eatontown, New Jersey; Salem, New Hampshire and Round Rock, Texas realized from the Company’s interest in DD Development Company. Additionally, an increase of $4.4 million, pre-tax, relates to the newly formed joint venture, which disposed of certain Service Merchandise assets. The remaining net increase of $2.0 million primarily relates to the newly developed shopping centers, which began operations at the end of 2001, lease termination income at one joint venture and outlot sales.

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

      Minority equity interest expense increased $0.1 million, or 0.3%, to $21.6 million for the year ended December 31, 2002 as compared to $21.5 million in 2001. This increase relates primarily to the minority interest associated with an office property resulting from the merger of AIP. This increase is offset by a decrease of approximately $0.7 million due to the conversion of $35.0 million, 8.5% Preferred OP Units into approximately 1.6 million common shares of the Company during the fourth quarter of 2002.

      Income from discontinued operations decreased $5.5 million, to a loss of $2.7 million for the year ended December 31, 2002, as compared to income of $2.8 million in 2001. Discontinued operations includes the operations of ten shopping center properties and four business center properties aggregating 1.0 million square feet of GLA, six of which were sold in 2003 and eight of which were sold in 2002. During 2001, one of the shopping center properties sold in 2002 recognized a $1.3 million lease termination fee, which primarily accounts for the decrease in income from discontinued operations. This income is offset by an impairment charge of $4.7 million recognized in the second quarter of 2002 in relation to a shopping center located in Orlando, Florida. During the second quarter, the Company received an unsolicited offer and entered into an agreement to sell this shopping center for approximately $7.3 million, and sold the property in the fourth quarter of 2002.

      Gain from the sale of discontinued operations was $4.3 million, net, for the year ended December 31, 2002, relating to the sale of the remaining seven shopping centers and one business center.

      Gain on disposition of real estate and real estate investments aggregated $3.4 million for the year ended December 31, 2002, which primarily relates to the sale of the 90% interest in a developed shopping center property located in Kildeer, Illinois which resulted in a gain of $2.5 million and land sales which resulted in an aggregate gain of $0.9 million.

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

Net Income

      Net income increased $9.6 million to $102.0 million for the year ended December 31, 2002 as compared to $92.4 million in 2001. The increase in net income of $9.6 million primarily results from new leasing, re-tenanting and expansion of the Core Portfolio Properties, the 15 shopping centers acquired and developed in 2002 and 2001 and the merger of the AIP properties. Additionally, the increase in equity in net income from joint ventures was primarily due to the Company’s share of the gain on sale of the real estate. A summary of the changes from 2002 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses, real estate taxes and general and administrative expense)	$21.2
Increase in equity in net income of joint ventures	15.8
Decrease in interest expense	4.2
Decrease in gain on sale of real estate and real estate investments	(14.9)
Decrease in gain from discontinued operations	(1.2)
Increase in depreciation	(13.9)
Increase in minority interest expense	(0.1)
Decrease in minority equity investment	(1.5)

$9.6

FUNDS FROM OPERATIONS

      Management believes that Funds From Operations (“FFO”) provides an additional indicator of the financial performance of a REIT. The Company also believes that FFO appropriately measures the core operations of the Company and provides a benchmark to its peer group. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. FFO is defined generally and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains (or losses) from sales of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) sales of securities, (iv) extraordinary items and (v) certain non-cash items. These non-cash items principally include real property depreciation, equity income from its joint ventures and equity income from minority equity investments, impairment losses on real properties and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner.

      In 2003, FFO applicable to common shareholders was $214.3 million as compared to $159.4 million in 2002 and $135.5 million in 2001. The increase in total FFO in 2003 is principally attributable to increases in revenues from the Core Portfolio Properties, the merger with JDN, acquisitions and developments, the sale of residual land and lower interest rates. In addition to these items, the Company received a promoted interest in the sale of joint venture properties.

      The Company’s calculation of FFO is as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net income applicable to common shareholders (1)(6)	$189,056	$69,368	$65,110
Depreciation and amortization of real estate investments	93,174	76,462	63,200
Equity in net income of joint ventures	(44,967)	(32,769)	(17,010)
Gain on sale of joint venture interests	(7,950)	—	—
Equity in net income of minority equity investment	—	—	(1,550)
Joint ventures’ FFO (2)	47,942	44,473	31,546
Minority equity investment FFO (3)	-	—	6,448
Minority interest expense (OP Units)	1,769	1,450	1,531
(Gain) loss on disposition of depreciable real estate and real estate investments (4)	(64,712)	454	(16,688)
Impairment charge (5)	—	—	2,895

FFO applicable to common shareholders	214,312	159,438	135,482
Preferred dividends (6)	51,205	32,602	27,262

Total FFO	$265,517	$192,040	$162,744

(1)	Includes straight-line rental revenues, which approximated $6.3 million in 2003, $3.3 million in 2002 and $4.6 million in 2001 (including discontinued operations).

(2)	Joint ventures’ FFO is summarized as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Net income (a)	$120,899	$105,560	$51,289
Depreciation and amortization of real estate investments	45,074	38,168	35,676
(Gain) loss on disposition of real estate and real estate investments (b)	(59,354)	(29,413)	97

	$106,619	$114,315	$87,062

DDR Ownership interests (c)	$47,942	$44,473	$31,546

(a)	Includes straight-line rental revenue of approximately $4.8 million in 2003, $3.2 million in 2002, and $4.6 million in 2001. The Company’s proportionate share of straight-line rental revenues was $1.2 million, $1.1 million and $1.5 million in 2003, 2002 and 2001, respectively. These amounts include discontinued operations.

(b)	Included in equity in net income of joint ventures is approximately $7.5 million of promoted income received from the Company’s joint venture partners during the fourth quarter of 2003 which is included in the Company’s FFO. Also included in the joint venture net income and FFO, in the fourth quarter of 2003, is a gain associated with the early extinguishment of debt of approximately $4.2 million of which the Company’s proportionate share approximated $3.4 million. The gain on sale of recently developed shopping centers, owned by the Company’s taxable REIT affiliates, is included in FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or were assets sold in conjunction with the formation of the joint venture which holds the designation rights for the Service Merchandise properties. These gains aggregated $4.3 million, $22.5 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, of which the Company’s proportionate share aggregated $0.9 million, $11.3 million and $0.3 million, respectively.

(c)	The Company’s share of joint venture net income has been reduced by $1.6 million, $2.0 million and $1.2 million for the twelve month periods ended December 31, 2003, 2002, and 2001, respectively related to basis differentials.

(3)	FFO for the year ended December 31, 2001 includes an add back of approximately $3.2 million relating to the Company’s proportionate share of loss on sale, including certain transaction related costs and severance charges which were incurred by AIP as a result of the Lend Lease sale and consummation of the merger with a wholly owned subsidiary of the Company.

(4)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the consolidated statement of operations includes residual land sales, which management considers a sale of non-depreciated real property and the sale of a newly developed shopping center (2002), for which the Company maintained continuing involvement. These sales are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO.

(5)	During the second quarter of 2001, one of the Company’s retail tenants announced it was liquidating its inventory and closing its remaining stores. In assessing recoverability of its recorded assets associated with this tenant, the Company had initially estimated, based upon its prior experience with similar liquidations, that proceeds relating to the Company’s claims in liquidation would be sufficient to recover the aggregate recorded assets for this tenant. In the third quarter of 2001, the tenant completed its sale of inventory and auction of its real estate. The Company believed that based on (i) a lack of significant proceeds received by the tenant on its auction of real estate and the other assets, and (ii) a lack of positive information disseminated from the tenant which suggested a reduced probability of recovery of certain recorded amounts, a provision of $2.9 million was appropriate. This change was reflected as an impairment charge within the consolidated statement of operations.

(6)	The Company complied with the Securities and Exchange Commission (“SEC”) July 31, 2003’s Staff Policy statement that clarifies EITF Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” and restated net income applicable to common shareholders for fiscal year 2002 and recorded the non-cash charges associated with the write-off of original issuance costs related to the Company’s redemption of preferred shares. As a result of this change in accounting principle, the Company has recorded a charge of $10.7 million and $5.5 million for the years ended December 31, 2003 and 2002, respectively, to net income applicable to common shareholders and FFO.

LIQUIDITY AND CAPITAL RESOURCES

      The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and principal payments on outstanding indebtedness, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset sales, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities in 2003 as compared to 2002 was primarily attributable to shopping center acquisitions and developments completed in 2003 and 2002, including the merger with JDN, new leasing, expansion and re-tenanting of the Core Portfolio Properties, decreased interest rates offset by changes in other assets and liabilities. Changes in cash flow from investing activities are described in Strategic Real Estate Transactions. Changes in cash flow from financing activities are described in Financing Activities.

      The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,

	2003	2002	2001

Cash flow from operating activities	$263,129	$210,739	$174,326
Cash flow used for investing activities	(16,246)	(279,997)	(37,982)
Cash flow (used for) from financing activities	(251,561)	66,560	(121,518)

      The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share dividends of $186.1 million in 2003 as compared to $126.2 million and $110.5 million in 2002 and 2001, respectively. Accordingly, federal income taxes were not incurred at the corporate level. The Company’s common share dividend payout ratio for the year approximated 65.3% of its 2003 FFO as compared to 60.9% and 62.5% in 2002 and 2001, respectively. The increase in the dividend payout ratio is primarily due to the timing of the JDN merger occurring late in the first quarter of 2003. As a result, the former JDN shareholders were entitled to a full quarter dividend; however, the results of operations from the JDN portfolio were only reflected in the Company’s operating results from the merger date of March 13, 2003.

      In November 2003, the Company’s Board of Directors approved an increase in the 2003 fourth quarter dividend to $0.46 from $0.41 per common share. One of the reasons for this increase is part of the Company’s tax planning strategy and the significant gains associated with the sale of the assets to the Macquarie DDR Trust (See Strategic Real Estate Transactions). The Board also announced this same increase in the 2004 quarterly dividend. It is anticipated that the increased dividend level will continue to result in a conservative payout ratio of less than

65% of FFO. A low payout ratio enables the Company to retain more capital, which will be utilized towards attractive investment opportunities in the development, acquisition and expansion of portfolio properties or for debt repayment. The Company believes that it has one of the lowest pay out ratios in the industry.

ACQUISITIONS, DEVELOPMENTS AND EXPANSIONS

      During the three-year period ended December 31, 2003, the Company and its joint ventures expended $2.4 billion, net, to acquire, develop, expand, improve and re-tenant its properties as follows (in millions):

	2003		2002		2001

Company:
Acquisitions	$1,363.6	(2)	$298.6	(6)	$289.3	(9)
Completed expansions	26.8		8.0		13.7
Developments and construction in progress	104.6		66.4		72.9
Tenant improvements and building renovations (1)	6.3		7.3		6.1
Furniture and fixtures and equipment	1.9		2.3		2.5

	1,503.2		382.6		384.5
Less real estate sales and property contributed to joint ventures	(422.4	)(3)	(72.2	)(7)	(52.7)

Company total	1,080.8		310.4		331.8

Joint Ventures:
Acquisitions/ Contributions	1,221.7	(4)	53.0		213.1
Completed expansions	9.7		9.0		2.3
Developments and construction in progress	120.1		48.6		103.7
Tenant improvements and building renovations (1)	0.6		1.6		4.9
Other real estate investments	—		241.6	(8)	—
Minority equity investment in AIP	—		—		(135.0	)(9)

	1,352.1		353.8		189.0
Less real estate sales	(781.5	)(5)	(441.2)		(16.9)

Joint ventures total	570.6		(87.4)		172.1

	1,651.4		223.0		503.9
Less proportionate joint venture share owned by others	(542.7)		(71.0)		(233.2)

Total DDR net additions	$1,108.7		$152.0		$270.7

(1)	In 2004, the Company anticipates recurring capital expenditures, including tenant improvements of approximately $7.0 million associated with its wholly owned and consolidated portfolio and $0.7 million associated with its joint venture portfolio.

(2)	Includes the merger of JDN of approximately $1.1 billion of assets and the transfer from joint ventures of the Leawood, Kansas and Suwanee, Georgia shopping centers, and the consolidation of the assets owned by DD Development Company.

(3)	Includes the sale of 11 shopping centers, three business centers, and the transfer of seven assets to the joint venture with DDR Markaz LLC; these assets are shopping centers located in Richmond, California; Winchester, Virginia; Tampa, Florida; Toledo, Ohio; Highland, Indiana; Oviedo, Florida and Grove City, Ohio and the sale of several outparcels. The balance also includes the transfer of four assets to the Macquarie DDR Trust joint venture; these assets are shopping centers located in Canton; Ohio; North Olmsted, Ohio; Independence, Missouri and St. Paul, Minnesota.

(4)	The balance includes the formation of Macquarie DDR Trust, DDR Markaz LLC and the acquisition of, or interests in, three shopping centers located in Phoenix, Arizona; Pasadena, California; and Kansas City, Missouri plus vacant land acquired in the JDN merger and equity investments previously held by DD Development Company for shopping centers in Long Beach, California; Shawnee, Kansas; Overland Pointe, Kansas; Olathe, Kansas and Kansas City, Missouri.

(5)	Includes six shopping centers, 22 Service Merchandise sites, the sale of an outparcel, and the transfer of the Leawood, Kansas and Suwanee, Georgia shopping centers to the Company. During the fourth quarter the shopping centers located in Coon Rapids, Minnesota; Naples, Florida; Atlanta, Georgia; Marietta, Georgia; Schaumburg, Illinois; Framingham,

Massachusetts and Fairfax, Virginia, were sold to the Macquarie DDR Trust joint venture, and assets owned by DD Development Company were consolidated into the Company.

(6)	Includes transfer from joint ventures of the Independence, Missouri shopping center, Phase IV of the Salisbury, Maryland shopping center, Canton, Ohio shopping center, Plainville, Connecticut shopping center, and San Antonio, Texas shopping center to the Company.

(7)	Includes a transfer to joint ventures of the newly developed shopping center in Kildeer, Illinois, and the sale of five shopping centers and three outlots.

(8)	Amount represents the assets acquired from Service Merchandise pursuant to the designation rights.

(9)	The balance reflects the consolidation of the assets formerly owned by AIP which was merged during second quarter 2001.

2003 Activity

Strategic Real Estate Transactions

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

Macquarie DDR Trust

      In November 2003, the Company closed a transaction pursuant to which the Company formed an Australian based Listed Property Trust, Macquarie DDR Trust (“MDT”), with Macquarie Bank Limited (ASX: MBL), an international investment bank, advisor and manager of specialized real estate funds in Australia. MDT will focus on acquiring ownership interests in institutional-quality community center properties in the U.S. The aggregate purchase value (assuming 100% ownership) of the initial portfolio of eleven assets previously owned by DDR and its joint ventures and acquired by MDT is approximately $730 million. MDT operates with a leverage ratio of approximately 50%.

      MDT, which was listed on the Australian Stock Exchange during November 2003, owns an 81.0% interest in the eleven asset portfolio. DDR retained a 14.5% effective ownership interest in the assets and MBL owns the remaining 4.5%. DDR remains responsible for all day-to-day operations of the properties and will receive fees for property management, leasing, construction management, acquisitions, due diligence, dispositions (including outparcel sales), and financing. Through their joint venture company, DDR and MBL will also receive base asset management fees and incentive fees based on the performance of MDT. DDR recorded fees aggregating $6.7 million in 2003 in connection with the structuring, formation and operation of the MDT joint ventures.

      It is anticipated that an additional asset in Minneapolis, MN (Coon Rapids — Inner Quadrant) will be sold to MDT after construction and leasing are completed, subject to the satisfaction of MDT’s investment criteria and the availability of financing. MDT has a two year right of first offer on twenty pre-determined joint venture and wholly-owned assets currently in DDR’s portfolio. This right of first offer only applies if DDR determines that it will pursue the sale of these assets. MDT also is expected to pursue acquisitions of additional stabilized, institutional-quality community center properties.

      DDR received approximately $195 million in cash and retained a $53 million equity investment in the joint venture, which represents DDR’s 14.5% effective ownership interest. MDT is funded with approximately $370 million in debt, which is approximately 50% of total asset value. The interest rate for this debt was generally structured with 80% fixed and 20% floating. The new fixed rate financing has a weighted average interest rate of approximately 4.3% and the floating rate debt has a weighted average interest rate of approximately 3.5%. Approximately $42.0 million of the initial outstanding floating rate debt is financed under MDT’s $100 million secured revolving credit facility.

      The aggregate size of the MDT portfolio is approximately 5.4 million square feet of total GLA (of which 4.8 million is owned GLA), and the average size of the eleven properties is approximately 490,000 square feet of total GLA. Prior to MDT’s acquisition, DDR held seven of the MDT portfolio assets in joint ventures. These properties are located in Boston (Framingham), Massachusetts; Chicago (Schaumburg), Illinois; Minneapolis (Coon Rapids), Minnesota; Atlanta, Georgia; Washington, D.C. (Fairfax, Virginia); Atlanta (Marietta), Georgia and Naples, Florida. The remaining four assets were wholly owned by DDR and located in St. Paul, Minnesota; Kansas City (Independence), Missouri; Canton, Ohio and Cleveland (N. Olmsted), Ohio. These properties are not included in discontinued operations as the Company maintains continuing involvement through both its ownership interest and management activities. Included in equity in net income of joint ventures is approximately $7.5 million of promoted income received from the Company’s joint venture partners from the transfer of six of these properties.

      MDT is governed by a board of directors, which includes three members selected by DDR, three members selected by MBL and two independent members. MDT’s offering in Australia in November 2003 raised approximately $315 million, which equates to AUD $441.4 million.

DDR Markaz LLC

      In May 2003, the Company completed the formation of DDR Markaz LLC, a joint venture transaction with an investor group led by Kuwait Financial Centre — Markaz (a Kuwaiti publicly traded company). The Company contributed seven retail properties to the joint venture. The properties are located in Richmond, California; Oviedo, Florida; Tampa, Florida; Highland, Indiana; Grove City, Ohio; Toledo, Ohio and Winchester, Virginia. In connection with this formation, DDR Markaz LLC secured $110 million, non-recourse, five-year, secured financing at a fixed interest rate of 4.13%. Proceeds from the transaction were used to repay variable rate indebtedness. The Company retained a 20% ownership interest in these seven properties and received cash proceeds of approximately $156 million. The Company recognized a gain of approximately $25.8 million relating to the sale of the 80% interest in these properties and deferred a gain of approximately $6.5 million relating to the Company’s 20% interest. These properties are not included in discontinued operations as the Company maintains continuing involvement through both its ownership interest and management activities. The Company earns fees for asset management, property management, leasing, out-parcel sales and construction management. In 2003, the Company earned management fees aggregating $0.5 million relating to this investment.

Coventry II

      In 2003, the Company and Coventry Real Estate Advisors (“CREA”) announced the joint acquisition of the first property in connection with CREA’s formation of Coventry Real Estate Fund II (the “Fund”). The Fund was formed with several institutional investors and CREA as the investment manager. Neither the Company nor any of its officers, own a common interest in this Fund or have any incentive compensation tied to this Fund. The Fund and DDR have agreed to jointly acquire value-added retail properties in the United States. It is anticipated CREA will obtain $330 million of equity commitments to co-invest exclusively in joint ventures with DDR, which is expected to contribute an additional 20%. The Fund will invest in a variety of well-located retail properties that present opportunities for value creation, such as retenanting, market repositioning, redevelopment or expansion.

      DDR will co-invest 20% in each joint venture and will be responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, DDR will earn fees for property management, leasing and construction management. The Company also will earn a promoted interest, along with CREA, above a 10% preferred return of capital to investors through a preferred interest in the Fund.

      The first property acquired by the joint venture, Ward Parkway, is a 712,000 square foot shopping center located in suburban Kansas City, Missouri that was purchased for approximately $48.4 million. The second property, Totem Lake Malls, a 290,000 square foot shopping center in suburban Seattle, Washington was acquired in January 2004. This property was acquired for approximately $37.0 million of which the Company’s proportionate share was $7.4 million.

Service Merchandise Joint Venture

      At December 31, 2003, the portfolio owned by the Service Merchandise joint venture consisted of approximately 72 Service Merchandise retail sites totaling approximately 4.0 million square feet, of which 51.1% is leased or in the process of being leased. Total annualized base rental revenues were approximately $12.7 million at December 31, 2003. During 2003, the joint venture sold 22 sites and received gross proceeds of approximately $55.0 million and recorded an aggregate gain of $5.1 million of which the Company’s proportionate share was approximately $1.3 million. In 2003, the Company also earned disposition, development, management and leasing fees aggregating $1.7 million and interest income of $1.0 million relating to this investment. The Company also received distributions aggregating $1.0 million resulting from loan refinancings at the joint venture level. This joint venture has total assets and total debt of approximately $171.9 million and $78.4 million, respectively, at December 31, 2003. The Company’s investment in this joint venture was $20.1 million at December 31, 2003.

Expansions

      For the twelve month period ended December 31, 2003, the Company completed expansions and redevelopments at nine shopping centers located in Birmingham, Alabama; Bayonet Point, Florida; Brandon, Florida; Tucker, Georgia; Fayetteville, North Carolina; North Canton, Ohio; Erie, Pennsylvania; Riverdale, Utah and Taylorsville, Utah at an aggregate cost of approximately $26.8 million. The Company is currently expanding/redeveloping six shopping centers located in North Little Rock, Arkansas; Tallahassee, Florida; Starkville, Mississippi; Aurora, Ohio; Tiffin, Ohio and Monaca, Pennsylvania at a projected incremental cost of approximately $27.6 million. The Company is also scheduled to commence eight additional expansion projects during 2004 at the Gadsden, Alabama; Brandon, Florida; Suwanee, Georgia; Princeton, New Jersey; Hendersonville, North Carolina; Allentown, Pennsylvania; Brentwood, Tennessee and Chattanooga, Tennessee shopping centers.

      For the twelve month period ended December 31, 2003, the Company’s joint ventures completed expansions and redevelopments at three shopping centers located in San Ysidro, California; Shawnee, Kansas and North Olmsted, Ohio at an aggregate cost of approximately $9.7 million. The Company’s joint ventures are currently expanding/ redeveloping a shopping center located in Deer Park, Illinois at a projected incremental cost of approximately $13.9 million. In 2004, the Company is also scheduled to commence two additional expansion/ redevelopment projects at Merriam, Kansas and Kansas City, Missouri.

Acquisitions

      In 2003, the Company acquired the following shopping center assets:

		Gross
		Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

JDN merger (See Strategic Real Estate Transactions)	23,036	$1,051.5
Suwanee, Georgia	306	3.4 (1)
Leawood, Kansas	413	15.3 (2)
Gulfport, Mississippi	540	45.5
Broomfield, Colorado	422	55.5

	24,717	$1,171.2

(1)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 51% ownership interest.

(2)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 50% ownership interest.

     In 2003, the Company acquired the following shopping center assets through joint ventures:

		Gross
		Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Kansas City, Missouri	712	$48.4 (1)
Phoenix, Arizona	296	43.0 (2)
Pasadena, California	560	113.5 (3)

	1,568	$204.9

(1)	The Company purchased a 20% equity interest.

(2)	The Company purchased a 67% equity interest, net of debt assumed, for approximately $17.4 million.

(3)	The Company purchased a 25% equity interest, net of debt assumed, for approximately $7.1 million.

     MDT acquired seven assets from other joint venture investments and four assets from the Company.

Development (Consolidated)

      During the twelve month period ended December 31, 2003, the Company completed the construction of thirteen shopping centers located in Fayetteville, Arkansas; Sacramento, California; Aurora, Colorado; Parker, Colorado; Parker South, Colorado; Lithonia, Georgia; McDonough, Georgia; Meridian, Idaho (Phase II of the existing shopping center); Grandville, Michigan; Coon Rapids (Minneapolis) Minnesota; St. John’s, Missouri; Erie, Pennsylvania and Frisco, Texas.

      The Company currently has twelve shopping center projects under construction. These projects are located in Long Beach, California; Fort Collins, Colorado; Overland Park, Kansas; Chesterfield, Michigan; Lansing, Michigan; St. Louis, Missouri; Apex, North Carolina; Hamilton, New Jersey; Mount Laurel, New Jersey; Pittsburgh, Pennsylvania; Irving, Texas and Mesquite, Texas. These projects are scheduled for completion during 2004 and 2005 and will create an additional 3.4 million square feet of retail space.

      The Company anticipates commencing construction in 2004 on a shopping center located in McKinney, Texas.

      The wholly-owned and consolidated development funding schedule as of December 31, 2003 is as follows (in millions):

Funded as of December 31, 2003	$561.2
Projected net funding during 2004	88.8
Projected net funding thereafter	23.0

Total	$673.0

Development (Joint Ventures)

      The Company has joint venture development agreements for three shopping center projects. These three projects have an aggregate projected cost of approximately $97.8 million. The projects located in Long Beach, California and Austin, Texas were substantially completed during 2003 and the project in Jefferson County (St. Louis, Missouri) will be substantially completed in 2004. At December 31, 2003, approximately $86.5 million of costs were incurred in relation to these development projects. The projects located in Long Beach, California (City Place) and Austin, Texas are being financed through the Prudential/ DDR Retail Value Fund.

      The joint venture development funding schedule as of December 31, 2003 is as follows (in millions):

	DDR’s	JV Partners’	Proceeds from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total

Funded as of December 31, 2003	$10.0	$19.8	$56.7	$86.5
Projected net funding during 2004	1.5	—	9.8	11.3

Total	$11.5	$19.8	$66.5	$97.8

Dispositions

      In 2003, the Company sold the following properties:

	Square Feet	Sales Price	Gain (Loss)
Location	(Thousands)	(Millions)	(Millions)

Former JDN properties
Atlanta, Georgia	32	$5.5	$(0.1)
Decatur, Alabama	123	6.9	(0.2)
Nacogdoches, Texas	57	5.7	(0.1)
Fayetteville, Georgia; Lilburn, Georgia; Gulf Breeze, Florida and Buford, Georgia	187	24.1	(0.1)
Shopping center properties
Eastlake, Ohio	4	0.2	0.1
St. Louis, Missouri	92	3.3	(1.9)
Anderson, South Carolina	14	1.4	0.4
Richmond, California; Oviedo, Florida; Tampa, Florida; Highland, Indiana; Grove City, Ohio; Toledo, Ohio and Winchester, Virginia (1)	1,441	156.0	25.8
St. Paul, Minnesota; Independence, Missouri; Canton, Ohio and North Olmsted, Ohio (2)	1,873	229.1	41.3
Industrial properties
Aurora, Ohio; Streetsboro, Ohio and Twinsburg, Ohio	395	14.0	0.5

	4,218	$446.2	$65.7

(1)	The Company formed a joint venture with funding advised by Kuwait Financial Centre — Markaz and contributed seven wholly-owned shopping centers. The Company retained a 20% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of gain associated with its 20% ownership interest (See Strategic Real Estate Transactions).

(2)	The Company formed MDT with funding from Macquarie Bank Limited and contributed four wholly-owned assets of the Company. The Company retained an effective 14.5% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 14.5% ownership interest (See Strategic Real Estate Transactions).

     In 2003, the Company’s joint ventures sold the following shopping center properties excluding those purchased by the Company as described above:

				Company’s
	Company’s			Proportionate
	Effective			Share of
	Ownership	Square Feet	Sales Price	Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

Bellingham, Washington; Sacramento, California and Fullerton, California	20%	420	$57.9	$3.2
St. Louis, Missouri	50%	211	22.0	2.6
Kansas City, Missouri	24.75%	15	2.6	0.1
San Diego, California	20%	440	95.0	7.1

		1,086	$177.5	$13.0

      The Company’s joint ventures also sold their interest in seven assets to MDT at a gross sales price aggregating $497.6 million. Since the membership interests in the Company’s Community Center Joint Venture and Coon Rapids Joint Venture were transferred to MDT, the gain was recognized at the partnership level. The Company recognized a gain of $27.4 million on its partnership interests. However, since the Company retained an effective 14.5% interest in MDT, the Company has deferred the recognition of $19.5 million of this gain. The aggregate gain recognized by the Company relating to the sale of its equity interest in these entities to MDT of $8.0 million is classified in gain on sale of joint venture interests in the consolidated statement of operations. (See 2003 Strategic Real Estate Transactions).

2002 Activity

Strategic Real Estate Transactions

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

Expansions

      In 2002, the Company completed expansions and redevelopments at five shopping centers located in Denver, Colorado; Detroit, Michigan; St. Louis, Missouri; Lebanon, Ohio; and North Olmsted, Ohio at an aggregate cost of approximately $8.0 million. In 2002, the Company’s joint ventures completed expansions and redevelopments at seven shopping centers located in Atlanta, Georgia; Marietta, Georgia; Schaumburg, Illinois; Leawood, Kansas; Overland Park, Kansas; Maple Grove, Minnesota and San Antonio, Texas at an aggregate cost of approximately $15.0 million.

Acquisitions

      In 2002, the Company acquired the following shopping center assets:

		Gross
		Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Plainville, Connecticut	470	$44.4	(1)
San Antonio, Texas	270	32.1	(1)
Forth Worth, Texas; Dallas, Texas; Columbia, South Carolina; Birmingham, Alabama and Witchita, Kansas	1,000	81.8	(2)
North Canton, Ohio	230	11.4	(3)
Independence, Missouri	380	33.4	(4)
San Francisco, California (Historic Van Ness) and Richmond, California (Hilltop)	368	65.4	(5)

	2,718	$268.5	(6)

(1)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 75.25% ownership interest in these shopping centers.

(2)	Reflects the Company’s purchase price associated with the acquisition of a portfolio of shopping centers.

(3)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 50% interest in this shopping center.

(4)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 80% interest in this shopping center.

(5)	Reflects the Company’s acquisition of two shopping center properties from Burnham Pacific Properties, Inc., Burnham Pacific Operating Partnership, L.P., and BPP/ Van Ness, L.P. This acquisition was financed through the issuance of approximately 2.5 million common shares valued at approximately $49.2 million and cash.

(6)	The Company’s total real estate assets increased approximately $299 million relating to these acquisitions after reflecting the reclassification of the Company’s ownership interest from advances to and investments in joint ventures.

Dispositions

      The Company sold the following properties in 2002:

	Square Feet	Sales Price	Gain (Loss)
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties
Orlando, Florida	180	$7.3	$(4.8)
Columbia, South Carolina	47	5.3	2.1
Jacksonville, North Carolina	63	6.0	0.6
St. Louis, Missouri (American Plaza)	9	2.0	(0.1)
Ocala, Florida	19	0.9	0.6
Huntsville, Alabama	41	4.4	1.2
Cape Coral, Florida	74	5.1	—
Kildeer, Illinois (1)	158	28.0	2.5
Industrial Property
Dallas, Texas	21	1.7	—

	612	$60.7	$2.1

(1)	The Company formed a joint venture with a funding advised by DRA Advisors, Inc. and contributed a wholly-owned new shopping center development. The Company retained a 10% equity ownership interest in the joint venture. Represents the sale of assets through the merchant building program.

     The Company’s joint ventures sold the following shopping center properties, excluding those purchased by the Company as described above, in 2002:

	Company’s			Company’s
	Effective			Proportionate
	Ownership	Square Feet	Sales Price	Share of Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

Round Rock, Texas (2)	24.75%	438	$78.1	$5.4
Denver, Colorado	20.00%	390	43.0	2.8
Salem, New Hampshire (2)	24.75%	170	25.0	1.1
Hagerstown, Maryland (2)	24.75%	286	41.7	1.9
Eatontown, New Jersey (2)	79.56%	68	14.0	1.9
Durham, North Carolina	20.00%	408	50.1	2.1

		1,760	$251.9	$15.2

(2)	Represents the sale of assets through the merchant building program.

2001 Activity

Strategic Real Estate Transactions

American Industrial Properties

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

      The merger of a subsidiary of DDR (DDR Transitory Sub, Inc.) into AIP provided DDR with complete ownership of AIP’s 39 remaining properties after the sale to Lend Lease. This portfolio was comprised of 31 industrial properties, six office properties, two retail properties and 23.7 acres of undeveloped land. DDR operates the assets as part of its portfolio. From the date of the merger, the AIP assets, liabilities and operating results are consolidated in the Company’s financial statements. Prior to the merger and since 1999, the Company owned a 46% common stock interest, which was accounted for under the equity method of accounting. The Company’s effective purchase of the remaining interest in AIP through the redemption of all other shareholders, as previously described, was accounted for as a step acquisition.

Expansions

      In 2001, the Company and its joint ventures completed the expansion and redevelopment of ten shopping centers at an aggregate cost of $13.7 million and $2.3 million, for wholly-owned projects and joint venture projects, respectively.

Acquisitions

      In 2000, the Company announced it intended to acquire several west coast retail properties from Burnham through a joint venture with PREI and Coventry Real Estate Partners (“Coventry”) (which is 79% indirectly owned by the Company). The joint venture was funded as follows: 1% by Coventry, 20% by DDR, and 79% by Prudential. These properties were not part of Burnham’s liquidation portfolio. The purchase agreement with Burnham was entered into before Burnham’s shareholders approved its plan of liquidation. As of December 31, 2001, ten properties were acquired at an aggregate cost of approximately $280 million. Three of these properties were sold in 2003 and a portion of a property was sold in January 2004. The Company earns fees for managing and leasing the properties, all of which are located in western states.

      The Company and Coventry were selected to serve as Burnham’s liquidation agent pursuant to Burnham’s plan of liquidation. The liquidation portfolio originally included 42 properties aggregating 5.4 million square feet. The Company provided property management services for this portfolio and received property asset management, leasing and development fees for its services at market rates. This service arrangement expired in June 2002 when the remaining four assets were transferred to a liquidating trust.

Development

      The Company completed a 577,000 square foot shopping center in Meridian, Idaho; a 622,000 square foot shopping center in Everett, Massachusetts; a 157,000 square foot shopping center in Kildeer, Illinois; and a 460,000 square foot shopping center in Princeton, New Jersey adjacent to the Company’s existing center, which was substantially completed in 2001.

Dispositions

      The Company sold the following properties in 2001:

	Square Feet	Sales Price	Gain (Loss)
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties
Gahanna (New Albany), Ohio	30	$4.2	$0.1
Zanesville, Ohio	13	1.2	0.7
Toldeo, Ohio (Airport Square)	190	14.8	3.0
Highland Heights, Ohio	250	27.5	11.0
Rapid City, South Dakota	36	2.4	(0.1)
Ahoskie, North Carolina	190	8.3	1.8
Business Center Property
San Diego, California	59	6.8	0.4

	768	$65.2	$16.9

      The Company’s joint ventures sold the following shopping center properties in 2001:

				Company’s
	Company’s			Proportionate
	Effective			Share of
	Ownership	Square Feet	Sales Price	Gain/(Loss)
Location	Percentage	(Thousands)	(Millions)	(Millions)

Dayton, Ohio (1)	79.56%	33	$1.8	$0.3
Lawrenceville, New Jersey (1)	79.56%	45	3.8	0.3
El Paso, Texas (1)	79.56%	35	1.9	(0.3)
San Diego, California (2)	95.00%	—	3.0	—

		113	$10.5	$0.3

(1)	Represents the sale of assets through the merchant building program.

(2)	Land parcel.

OFF BALANCE SHEET ARRANGEMENTS

      The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures. The Company has investments in operating properties, development properties, a management and development company and two taxable REIT affiliates, which are consolidated into the Company as of December 31, 2003. Such arrangements are generally with institutional investors and various developers located throughout the United States.

      In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $7.1 million at December 31, 2003. These obligations, comprised principally of construction contracts, are generally due in twelve to eighteen months and are expected to be financed through new or existing construction loans.

      The Company has provided loans and advances to certain unconsolidated entities in the amount of $19.6 million at December 31, 2003 for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owing to DDR. The Company has guaranteed base rental income from one to three years at 14 centers held through the Service Merchandise joint venture, aggregating $3.5 million at December 31, 2003. The Company has not recorded a liability for the guarantee as the subtenants of the KLA/SM affiliates are paying rent as due.

      The Company’s joint ventures, which sold partnership interests to MDT, entered into master lease agreements upon consummation of the transaction. These joint ventures are responsible for the monthly base rent and all operating and maintenance expenses on leases for the spaces not yet leased as of October 31, 2003, through November 2006. At December 31, 2003, the joint ventures master lease obligation totaled $4.1 million, of which the Company’s proportionate share is $0.9 million, consisting of 19 master leases aggregating approximately 59,000 square feet.

      The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.

      The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $1.3 billion and $1.1 billion at December 31, 2003 and 2002, respectively, of which the Company’s proportionate share was $368.5 million and $387.1 million, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to its partners in certain limited situations such as misuse of funds and material misrepresentations. In connection with one of the Company’s joint ventures, the Company’s joint venture partner agreed to fund any amounts due the joint venture’s construction lender if such amounts are not paid by the joint venture. In these instances, the Company has agreed to reimburse such joint venture partner an amount equal to the Company’s pro rata share of such amount aggregating $7.4 million at December 31, 2003. This mortgage is expected to be refinanced in the second quarter of 2004. In addition, for another joint venture, the Company provided a letter of credit in 2001 for approximately $9.3 million to the holders of tax exempt floating rate certificates, the proceeds of which were loaned to an equity affiliate.

      Certain of the Company’s joint venture arrangements provide that the Company’s partner can convert its interest in the joint venture into DDR’s common shares. The number of common shares that DDR would be required to issue would be dependent upon the then fair value of the partner’s interest in the joint venture divided by the then fair value of DDR’s common shares. The Company can elect to substitute cash for common shares. At December 31, 2003, assuming such conversion options were exercised, and shares were issued, assets currently aggregating $344.0 million would be consolidated and an additional $236.2 million of mortgage indebtedness outstanding at December 31, 2003 relating to the joint ventures which contain these provisions would be recorded in the Company’s balance sheet, since these entities are currently accounted for under the equity method of accounting. One of these properties, with total assets and mortgage debt aggregating $39.4 million and $30.0 million was sold in January 2004. Should the Company elect to issue cash, the Company’s debt balance would increase by both the existing debt relating to these joint ventures, as previously referred to, as well as potential additional debt, which would be incurred to finance the purchase of the equity of the other partner. The Company does not anticipate that its joint venture partners will exercise their rights pursuant to the aforementioned conversion rights as these institutional investors typically do not invest in equity securities.

FINANCING ACTIVITIES

      The Company has historically demonstrated its access to capital through both the public and private markets. The acquisitions, developments and expansions were generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured public debt, common and preferred equity offerings, joint venture capital, OP Units and asset sales. Total debt outstanding at December 31, 2003 was approximately $2.1 billion as compared to approximately $1.5 billion and $1.3 billion at December 31, 2002 and 2001, respectively. In 2003, the increase in the Company’s outstanding debt was due primarily to the merger with JDN.

      A summary of the aggregate financings through the issuance of common shares, preferred shares, construction loans, medium term notes, term loans and OP Units (units issued by the Company’s partnerships) aggregated $2.8 billion during the three-year period ended December 31, 2003, is summarized as follows (in millions):

	2003		2002		2001

Equity:
Common shares	$381.9	(1)	$119.2	(6)	$58.7
Preferred shares	435.0	(2)	150.0	(7)	—

Total equity	816.9		269.2		58.7

Debt:
Construction and other secured loans	61.2		183.3		45.3
Permanent financing	150.0	(3)	—		156.0
Mortgage debt assumed	183.6		9.7		147.6
Tax increment financing	—		7.3		—
Medium term notes	300.0	(4)	100.0		—
Unsecured term loan	300.0	(5)	—		22.1

	994.8		300.3		371.0

Total debt	$1,811.7		$569.5		$429.7

(1)	Issued as consideration in the merger with JDN.

(2)	Includes issuance of $50 million preferred voting shares in conjunction with the merger with JDN. Proceeds from the 8.0% preferred shares issued were used to retire $180 million Preferred OP Units with a weighted average rate of 8.95%.

Proceeds from the 7.375% preferred shares issued were used to retire the Company’s Class C 8.375% preferred shares, Class D 8.68% preferred shares and 9.375% preferred voting shares.

(3)	Represents a $150 million secured financing for five years with interest at a coupon rate of 4.41%.

(4)	Seven-year senior unsecured notes with a coupon rate of 4.625%. These notes are due August 1, 2010 and were offered at 99.843% of par.

(5)	This facility bears interest at LIBOR plus 1.0% and has a one-year term with two six-month extension options. The proceeds from this facility were primarily used to repay JDN’s revolving credit facility with outstanding principal of $229 million at the time of the merger and to repay $85 million of MOPPRS debt and a related call option prior to maturity on March 31, 2003.

(6)	Approximately $50 million of common equity was issued in exchange for two shopping center assets and $35 million was issued in exchange for the replacement of $35 million, 8.5% Preferred OP Units.

(7)	Proceeds from the 8.6% preferred shares issued were used to retire the Company’s Class A 9.5% preferred shares and 9.44% Class B preferred shares aggregating $149.8 million.

     In addition, in 2003, the Company entered into two interest rate swaps aggregating $100 million, effectively converting floating rate debt into fixed rate debt with an effective weighted average coupon rate of 2.67% and a life of 1.75 years.

      In December 2003, the Company amended and restated its primary unsecured credit facility and extended the term of the revolver from May 30, 2005 to May 30, 2006. Based on the Company’s current corporate credit ratings (Moody’s rating is Baa3 stable and Standard and Poors’ is BBB stable), the amended and restated facility bears a reduced interest rate of LIBOR plus 80 basis points, compared to the previous interest rate of LIBOR plus 100 basis points, and continues to offer a competitive bid option for up to 50% of the facility amount. In addition, the Company amended several of the facility’s covenants to provide greater flexibility in relation to total debt and floating rate debt. At the Company’s option, the revolver may be increased from its current size of $650 million to $1.0 billion. The Company also amended its $30 million secured facility with National City to reflect the same changes in covenants and pricing.

      In January 2004, the Company issued $275 million of five-year unsecured senior notes with a coupon rate of 3.875%. Net proceeds from this offering of approximately $272.2 million were used to repay approximately $104 million of variable rate mortgage debt and $150 million of the Company’s unsecured term debt associated with the JDN merger. The balance was used to repay revolving credit facilities. Following the issuance of these securities, the Company’s current floating rate debt exposure is approximately 16.3% of total debt.

CAPITALIZATION

      At December 31, 2003, the Company’s capitalization consisted of $2.1 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $368.5 million as compared to $387.1 million in 2002), $535 million of preferred shares and $2.9 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 2003 of $33.57) resulting in a debt to total market capitalization ratio of 0.37 to 1.0 as compared to the ratios of 0.43 to 1.0 and 0.44 to 1.0 at December 31, 2002 and 2001, respectively. At December 31, 2003, the Company’s total debt (excluding the effect of the fair value hedge which was $5.6 million at December 31, 2003) consisted of $1,436.5 million of fixed rate debt, including $130 million of variable rate debt, which has been effectively swapped to a weighted average fixed rate of approximately 2.7%, and $641.0 million of variable rate debt, including $100 million of fixed rate debt which has been effectively swapped to a weighted average variable rate of approximately 3.3%.

      It is management’s intention that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financings or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investors Service (Baa3 stable) and Standard and Poor’s (BBB stable). In April 2003, both Moody’s and Standard and Poor’s changed the Company’s ratings outlook from negative to stable with regard to their long-term unsecured debt ratings. As of December 31, 2003, the Company had a shelf registration statement with the Securities and Exchange Commission under which $1.0 billion of debt securities, preferred shares or common shares may be issued. After the issuance of $275 million of fixed rate debt in January 2004, the Company had $725.0 million remaining on this shelf.

      The Company’s credit facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be issued, contain certain financial and operating covenants, including, among other things, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. Although the Company intends to operate in compliance with these covenants, if the Company were to violate those covenants, the Company may be subject to higher finance costs and fees. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on the Company’s financial condition and results of operations.

      In addition to the shelf registration statement described above, as of December 31, 2003, the Company had cash of $111.0 million, which includes $99.3 million, which had been set aside for the acquisition of shopping centers, and $498.5 million available under its $705 million revolving credit facilities. In January 2004, the restricted funds, aggregating approximately $94.5 million, were released due to the decision to no longer pursue a like-kind exchange. After the receipt of these funds, approximately $4.8 million remains in restricted cash in anticipation of the completion of a like-kind exchange. As of December 31, 2003, the Company also had 197 operating properties generating $264.5 million, or 55.2%, of the total revenue of the Company for the year ended December 31, 2003, which were unencumbered, thereby providing a potential collateral base for future borrowings. Approximately 84 of these properties were acquired through the JDN merger for which the revenues, aggregating $65.7 million, were only included in the Company’s operating results from the merger date of March 13, 2003. Due to total revenues in 2003 including unencumbered assets transferred to joint ventures and only a portion of JDN’s operating results, this percentage is anticipated to grow in 2004.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

      The Company had debt obligations relating to its revolving credit facilities, term loan, fixed rate senior notes and mortgages payable (excluding the effect of the fair value hedge) with maturities ranging from 1 to 25 years. In addition, the Company has non-cancelable operating leases, principally for office space and ground leases.

      These obligations are summarized as follows for the subsequent five years ending December 31 (in thousands):

		Operating
Year	Debt	Leases

2004	$486,509	$4,165
2005	117,612	4,207
2006	249,318	4,053
2007	213,661	3,884
2008	268,291	3,864
Thereafter	742,167	58,563

	$2,077,558	$78,736

      Debt maturities in 2004 include mortgage loans of approximately $2.6 million, construction loans of $29.1 million and senior notes of $140.0 million. The unsecured term loan aggregating $300 million at December 31, 2003 has two six-month extension options. Construction loans aggregating $29.1 million and $150.0 million of the unsecured term loan were repaid from the proceeds of the $275 million offering completed in January 2004. The Company exercised the first option in February 2004, relating to $150 million of the unsecured term loan. The remaining obligations are expected to be repaid from operating cash flow, revolving credit facilities and/or other unsecured debt or equity financings and asset sales.

      In 2005, it is anticipated that the $100.5 million in construction loans will be refinanced or extended on similar terms. Senior notes of $1.0 million are expected to be paid from operating cash flow. No assurance can be provided that the aforementioned loans will be refinanced as anticipated.

      The Company has mortgage and credit facility obligations as numerated above. These obligations generally have monthly payments of principle and/or interest over the term of the obligation. The interest payable over the term of the credit facilities and construction loans is determined based on the amount outstanding. The Company continually changes its asset base, so that the amount of interest payable on the mortgages over its life cannot be easily determined and is therefore excluded from the table above.

      At December 31, 2003, the Company had letters of credit outstanding of approximately $20.0 million of which $10.9 million relates to letters of credit provided on behalf of equity affiliates. (See Note 11 of the consolidated financial statements). Upon payment of the Regal Cinemas litigation settlement in February 2004, $8.0 million of the related letter of credit was released. The Company has not recorded any obligation associated with these letters of credit.

      In conjunction with the development of shopping centers, the Company has entered into commitments for its wholly-owned properties of $67.2 million at December 31, 2003. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through new or existing construction loans.

      The Company entered into master lease agreements with MDT in November 2003 in connection with the transfer of four properties to the joint venture. The company is responsible for the monthly base rent and all operating and maintenance expenses for units not yet leased as of October 31, 2003, through November 2006. At December 31, 2003, the Company’s master lease obligation totaled $1.9 million, consisting of eight master leases aggregating approximately 33,000 square feet.

      The Company entered into an agreement with DRA Advisors, its partner in the Community Centers contributed to MDT, to pay an $0.8 million annual consulting fee for ten years for services rendered relating to the assessment of financing and strategic investment alternatives.

      In connection with the sale of one of the properties to MDT, the Company deferred the recognition of approximately $3.7 million of the gain on sale of real estate related to a shortfall agreement guarantee maintained by the Company. The Company is obligated to pay any shortfall to the extent that the shortfall is not caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center. No shortfall payments have been made on this property since the completion of construction in 1997.

      The Company enters into cancelable contracts for the maintenance of its properties. At December 31, 2003, the Company had purchase order obligations payable within one year aggregating $3.9 million related to the maintenance of its properties. In addition, the Company had purchase order obligations aggregating $1.0 million payable within one year at December 31, 2003 related to general and administrative expenses.

      The Company has entered into employment contracts with several of its key executives. These contracts provide for base pay, bonuses based on the results of operations of the Company, option and restricted stock grants and reimbursement of other various expenses (health insurance, life insurance, automobile expenses, country club expenses and financial planning expenses). These contracts are for a one-year term and subject to cancellation in one year with respect to the Chairman and Chief Executive Officer and 90 days with respect to the other officers.

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

ECONOMIC CONDITIONS

      Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate markets and geographic regions with differing intensities and at different times. Many regions of the United States have been experiencing varying degrees of economic recession. A continuation of the economic recession, or further adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more national tenant anchors (Wal-Mart, Kohl’s, Target), home improvement stores (Home Depot, Lowe’s) and two or more medium sized big-box tenants (Bed Bath & Beyond, T.J. Maxx/ Marshalls, Best Buy, Ross Stores), which generally offer day-to-day necessities, rather than high-priced luxury items. Because these merchants typically perform better in an economic recession than those merchants who market high-priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

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

      Although several of the Company’s tenants filed for bankruptcy protection and the Company has experienced a temporary decrease in occupancy rates and an increase in bad debt expense as a result, leasing activity remains stable. The Company believes that its major tenants, including Wal-Mart, Kohl’s, Target, Lowe’s, T.J. Maxx, Bed Bath & Beyond and Best Buy are secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in a weak economy. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 97% since 1993. Also, average base rental rates have increased from $5.48 to $11.70 since the Company’s public offering in 1993.

LEGAL MATTERS

      In September 2001, a U.S. District Court entered a judgment in the amount of $9.0 million, plus attorneys’ fees, against the Company and three other defendants, in connection with a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company. The court awarded $4.0 million in punitive and $5.0 million in compensatory damages to the plaintiff, including interest. The other defendants included the former Chairman of the Board, who is also a significant shareholder and a director of the Company, a former executive of the Company and a real estate development partnership (the “Partnership”) owned by these two individuals. The plaintiff’s claim alleged breach of contract and fraud during the lease negotiation process that took place before and after the Company acquired the property. The Partnership sold the property to the Company in 1994.

      The verdict against the former Chairman of the Board with respect to the $5.0 million in compensatory damages and a portion of the punitive damage award in the amount of $1.0 million was overturned by the trial court judge in response to a post-trial motion. The Company’s initial post-trial motion to overturn the verdict was denied. In January 2004, the appellate court denied the Company’s appeal of the judgment. After consultation with legal counsel, the Company determined that it would not appeal the appellate court’s ruling. The Company accrued a liability of $9.2 million, representing the judgment plus accrued interest and legal costs, at December 31, 2003. In February 2004, the Company paid $8.7 million of this liability.

      Based on the obligations assumed by the Company in connection with the acquisition of the property and the Company’s policy to indemnify officers and employees for actions taken during the course of Company business, the judgment will not be apportioned among the defendants.

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

NEW ACCOUNTING STANDARDS

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46” or “Interpretation”), “Consolidation of Variable Interest Entities.” This Interpretation was revised in December 2003. The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance in January 2003. The consolidation requirements of this Interpretation apply immediately to VIEs created after January 31, 2003 and no later than the end of the first fiscal year or interim period ending after March 15, 2004 for public companies with non-special purpose entities that were created prior to February 1, 2003. The consolidation requirements of this Interpretation are applicable to special purpose entities no later than the end of the first fiscal year or interim period ending after December 15, 2003.

      During 2003, the Company evaluated four joint venture relationships established after January 31, 2003 and determined that these joint ventures did not meet the standards under the Interpretation to be considered a VIE.

      In the third quarter of 2003, the Company disclosed that it was probable that its two taxable REIT subsidiaries accounted for on the equity method would be considered VIEs under the Interpretation and the Company would be the primary beneficiary. However, in the fourth quarter of 2003, these two entities were merged and the outside membership interests in these entities were purchased by the Company. The merged entity was consolidated in the fourth quarter and will continue to be consolidated upon the adoption of FIN 46.

      The Company is in the process of evaluating all of its pre-existing joint venture relationships in order to determine whether the entities are VIEs and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. It is reasonably possible that the Company will consolidate five entities that were previously accounted for under the equity method. Four of these entities represent investments in land located in Round Rock, Texas; Opelika, Alabama; Jackson, Mississippi; and Monroe, Louisiana, with combined real estate balances of $8.3 million as of December 31, 2003, and liabilities of $0.9 million. The Company has a note receivable from one of these entities of approximately $0.7 million. The other entity to be consolidated is an operating shopping center property located in Martinsville, Virginia, in which DDR has a 50% interest, and loans of approximately $8.8 million. The total real estate of this entity is $31.6 million and the total debt is approximately $20 million. In the unlikely event that all of the underlying assets of these five entities had no value and all other owners failed to meet their obligations, the Company estimates that its maximum exposure to loss would approximate $10.4 million, primarily representing the net carrying value of the Company’s investments in and advances to these entities at December 31, 2003. However, the Company expects to recover the recorded amounts of investments in these entities.

      As the Company finalizes its evaluation of the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” — an amendment of SFAS 123. This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. Finally, SFAS 148 amends APB 128, “Interim Financial Reporting” to require disclosures about those effects in interim financial information. The provisions for interim period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. Accordingly, the Company has provided the appropriate disclosure for the interim periods in 2003.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. The new standard is effective for contracts entered into or modified after June 30, 2003. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective prior to January 1, 2003 have been adopted by the Company, as applicable. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because the financial instrument embodies an obligation of the company. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, excluding certain mandatorily redeemable noncontrolling interests, for which the classification and measurement provisions of this statement will be deferred indefinitely pursuant to FASB Staff Position 150-3. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

      In July 2003, the provisions of EITF Topic No. D-42 were clarified, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (“Topic No. D-42”).” This clarification states that for the purposes of calculating the excess of fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in a registrant’s balance sheet, the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders’ equity section those costs were initially classified on issuance. This clarification of Topic No. D-42 was adopted retroactively in these financial statements, which reflect a charge to net income applicable to common shareholders of $5.5 million, or $0.09 per share, for the year ended December 31, 2002. The $5.5 million charge represents the original issuance costs associated with the redemption of preferred stock in the second quarter of 2002. These costs were originally classified in additional paid in capital. In 2003, the Company also recorded charges aggregating $10.7 million for the year ended December 31, 2003, representing the original issuance costs associated with the redemption of preferred stock (Note 13.)

      In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes SAB 101, Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company does not expect this bulletin to have a material impact on its financial position, results of operations or cash flows.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding joint venture debt, is summarized as follows:

	December 31, 2003				December 31, 2002

		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
	Amount	Maturity	Interest	Percentage	Amount	Maturity	Interest	Percentage
	(Millions)	(Years)	Rate	of Total	(Millions)	(Years)	Rate	of Total

Fixed Rate Debt (1)	$1,436.5	6.2	5.9%	69.1%	$760.8	7.0	7.1%	51.0%
Variable Rate Debt (1)	$641.0	2.0	2.4%	30.9%	$730.7	3.0	2.7%	49.0%

(1)	Adjusted to reflect the $130 million and $100 million of variable rate debt, which was swapped to a fixed rate at December 31, 2003 and 2002, respectively, and $100 million of fixed rate debt, which was swapped to a variable rate at December 31, 2003 and 2002.

     The Company’s joint ventures’ fixed rate indebtedness, including $93.0 million and $78.0 million of variable rate debt which was swapped to a weighted average fixed rate of approximately 6.1% and 6.58%, respectively, is summarized as follows (in millions):

	December 31, 2003				December 31, 2002

			Weighted	Weighted			Weighted	Weighted
	Joint	Company’s	Average	Average	Joint	Company’s	Average	Average
	Venture	Proportionate	Maturity	Interest	Venture	Proportionate	Maturity	Interest
	Debt	Share	(Years)	Rate	Debt	Share	(Years)	Rate

Fixed Rate Debt	$869.6	$252.4	5.5	5.8%	$673.2	$249.7	5.8	7.0%
Variable Rate Debt	$451.6	$116.1	1.5	3.6%	$505.6	$137.4	1.4	3.7%

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

      The interest rate risk on $130 million and $100 million of consolidated floating rate debt at December 31, 2003 and 2002, respectively, and $93 million and $78 million of joint venture floating rate debt at December 31, 2003 and 2002, respectively, of which $21.4 million and $12.6 million is the Company’s proportionate share, has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. At December 31, 2003, the Company’s three fixed rate interest swaps had a fair value which represented a liability of $0.4 million, two of which carry a notional amount of $50 million and one carries a notional amount of $30 million and converts variable rate debt to a fixed rate of 2.51%, 2.82% and 2.94%, respectively. At December 31, 2002, the Company’s fixed rate interest swaps had a fair value which represented a liability of $0.2 million, carried a notional amount of $100 million and converted variable rate debt to a fixed rate of 6.24%. During 2002, the Company entered into two variable rate interest swaps with a fair value that represented an asset of $5.6 million and $7.3 million at December 31, 2003 and 2002, respectively, and carried notional amounts of $60 million and $40 million, respectively. These swaps converted fixed rate debt to a variable rate of 3.0% and 3.7%, respectively, at December 31, 2003.

      The Company’s joint venture interest rate swaps had a fair value which represented a liability of $0.7 million and $2.5 million, of which $0.2 million and $0.4 million was the Company’s proportionate share at December 31, 2003 and December 31, 2002, respectively. At December 31, 2003, these swaps carry notional amounts of $55 million and $38 million and converted variable rate debt to a fixed rate of 5.78% and 6.603%, respectively. At December 31, 2002, in addition to the $38 million swap discussed above, the Company’s joint ventures had two swaps, which carried notional amounts of $20 million and $20 million and converted variable rate debt to a fixed rate of 6.55% and 6.58%, respectively. In November 2003, in connection with the formation of MDT, the joint venture entered into a fixed rate interest swap, which carries a notional amount of $9.1 million, of which the

Company’s proportionate share was $1.3 million, and converted variable rate debt to a fixed rate of 3.5%. This swap is not an effective hedge at December 31, 2003. This swap is marked to market with the adjustments flowing through MDT’s income statement. This contract was entered into pursuant to MDT’s financial requirements. In February 2002, the Company’s joint ventures entered into an interest rate cap agreement, which matures in March 2004 and has a notional amount of $175 million, and a strike price of 4.0%. The fair value of the swaps referred to above were calculated based upon expected changes in future LIBOR rates.

      The fair value of the Company’s fixed rate debt adjusted to: i) include the $130 million and $100 million which was swapped to a fixed rate at December 31, 2003 and 2002, respectively; ii) exclude the $100 million which was swapped to a variable rate at December 31, 2003 and 2002; iii) include the Company’s proportionate share of the joint venture fixed rate debt; and iv) include the Company’s proportionate share of $21.4 million and $12.6 million which was swapped to a fixed rate at December 31, 2003 and 2002, respectively, and an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows (in millions):

	December 31, 2003				December 31, 2002

				100				100
				Basis Point				Basis Point
				Decrease in				Decrease in
	Carrying	Fair		Market Interest	Carrying	Fair		Market Interest
	Value	Value		Rates	Value	Value		Rates

Company’s fixed rate debt	$1,436.5	$1,526.2	(1)	$1,600.8 (3)	$760.8	$798.4	(1)	$841.4 (3)
Company’s proportionate share of joint venture fixed rate debt	$252.4	$269.7	(2)	$281.2 (4)	$249.7	$271.3	(2)	$283.8 (4)

(1)	Includes the fair value of interest rate swaps which was a liability of $0.4 million and $0.3 million at December 31, 2003 and 2002, respectively.

(2)	Includes the Company’s proportionate share of the fair value of interest rate swaps which was a liability of $0.2 million and $0.4 million at December 31, 2003 and 2002, respectively.

(3)	Includes the fair value of interest rate swaps which was a liability of $0.5 million and $0.3 million at December 31, 2003 and 2002, respectively.

(4)	Includes the Company’s proportionate share of the fair value of interest rate swaps which was a liability of $0.2 million and $0.5 million at December 31, 2003 and 2002, respectively.

     The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

      Further, a 100 basis point increase in short term market interest rates at December 31, 2003 and 2002 would result in an increase in interest expense of approximately $6.4 million and $7.1 million, respectively, for the Company and $1.2 million and $0.9 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

      The Company also has made advances to several partnerships in the form of notes receivable that accrue interest at rates ranging from Prime plus 1.00% to fixed rate loans of 12%. Maturity dates range from payment on demand to November 2005. The following table summarizes the aggregate notes receivable, the percentage at fixed rates with the remainder at variable rates, and the effect of a 100 basis point decrease in market interest rates. The estimated increase in interest income does not give effect to possible changes in the daily outstanding balance of the variable rate loan receivables.

	December 31,

	2003	2002
	(Millions)	(Millions)

Total notes receivable	$28.0	$33.3
% Fixed rate loans	7.9%	35.6%
Fair value of fixed rate loans	$2.1	$33.4
Impact on fair value of 100 basis point decrease in market interest rates	$2.1	$33.6

      The Company and its joint ventures intend to continuously monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2003, the Company had no other material exposure to market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9a.	CONTROLS AND PROCEDURES

      As of December 31, 2003, management evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. The principal executive officer and principal financial officer have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three month period ended December 31, 2003, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

      There were no significant changes made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      During 2003, the Board of Directors adopted the following corporate governance documents:

•	Corporate Governance Guidelines, which guide the Board of Directors in the performance of its responsibilities to serve the best interests of the Company and its shareholders;

•	Written charters of the Audit Committee, Executive Compensation Committee and Nominating and Corporate Governance Committee;

•	Code of Ethics for Senior Financial Officers that applies to the chief executive officer, chief financial officer, controllers, treasurer, and chief internal auditor, if any, of the Company; and

•	Code of Business Conduct and Ethics that governs the actions and working relationships of the Company’s employees, officers and directors with current and potential customers, consumers, fellow employees, competitors, government and self-regulatory agencies, investors, the public, the media, and anyone else with whom the Company has or may have contact.

      Copies of the Company’s corporate governance documents will be available on the Company’s website, www.ddr.com, under “Investor Relations” on or before May 18, 2004 and will be provided, free of charge, to any shareholder who requests a copy by calling Michelle Mahue, Vice President of Investor Relations, at (216) 755-5455, or by writing to Developers Diversified Realty Corporation, Investor Relations at 3300 Enterprise Parkway, Beachwood, Ohio 44122.

      Certain other information required by this Item 10 is incorporated by reference to the information under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors — Codes of Ethics” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 18, 2004, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.     EXECUTIVE COMPENSATION

      Incorporated herein by reference to the “Executive Compensation” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 18, 2004.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

      Incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 18, 2004. The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2003, as well as the weighted average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

Number of
Securities
	Number of	Weighted-	Remaining Available
	Securities to be	average Exercise	for Future Issuance
	Issued Upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights(a)	Rights(b)	in Column (a))(c)

Equity compensation plans approved by security holders (1)	2,785,125 (2)	$20.45	2,272,406
Equity compensation plans not approved by security holders (3)	124,833	$18.05	N/A

Total	2,909,958	$20.48	2,272,406

(1)	Includes information related to the Company’s 1992 Employee’s Share Option Plan, 1996 Equity Based Award Plan, 1998 Equity Based Award Plan and 2002 Equity Based Award Plan. Does not include 666,666 shares reserved for issuance under performance unit agreements.

(2)	Does not include 493,350 shares of restricted stock as these shares have been reflected in the Company’s total shares outstanding.

(3)	Represents options issued to directors of the Company. The options granted to the directors were at the fair market value at the date of grant and vest over a three-year period.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference to the “Certain Transactions” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 18, 2004.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Incorporated herein by reference to the “Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 18, 2004.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      a.) 1. Financial Statements

The following documents are filed as a part of this report:

Report of Independent Auditors.

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Operations for the three years ended December 31, 2003.

Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2003.

Consolidated Statements of Cash Flows for the three years ended December 31, 2003.

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2003.

Notes to the Consolidated Financial Statements.

         2. Financial Statement Schedules

      The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:

Schedule

II Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2003.

III Real Estate and Accumulated Depreciation at December 31, 2003.

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

      b.) Current Reports

Form	Date Filed	Item

8-K	February 18, 2004	Item 9
8-K	January 22, 2004	Item 5 and 7
8-K	January 20, 2004	Item 7
8-K	January 16, 2004	Item 7
8-K	October 31, 2003	Item 12
8-K	August 25, 2003	Item 5
8-K	August 25, 2003	Item 7
8-K	August 4, 2003	Item 12
8-K	August 1, 2003	Item 9
8-A	July 17, 2003
8-K	June 26, 2003	Item 5 and 7
8-K	June 24, 2003	Item 7
8-K	May 5, 2003	Item 9
8-A	March 25, 2003
8-K	March 21, 2003	Item 5 and 7
8-K	March 19, 2003	Item 2, 5 and 7
8-K	February 28, 2003	Item 7 and 9
8-A	January 15, 2003

      c.)     Exhibits

      The following exhibits are filed as part of or incorporated by reference into, this report:

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

2	2.1	Agreement and Plan of Merger, dated October 4, 2002, among the Company, JDN Realty Corporation and DDR Transitory Sub, Inc.	Current Report on Form 8-K (Filed with the SEC on October 9, 2002)
3	3.1	Amended and Restated Articles of Incorporation of the Company, as amended	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.2	Second Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.3	Third Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.4	Fourth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.5	Fifth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.6	Code of Regulations of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.1	Specimen Certificate for Common Shares	Form S-3 Registration No. 33-78778 (Filed with the SEC on May 10, 1994)
4	4.2	Specimen Certificate for 8 3/8% Class C Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 2, 1998)
4	4.3	Specimen Certificate for Depositary Shares Relating to 8 3/8% Class C Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 2, 1998)
4	4.4	Specimen Certificate for 8.68% Class D Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on August 18,1998)
4	4.5	Specimen Certificate for Depositary Shares Relating to 8.68% Class D Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on August 18, 1998)
4	4.6	Specimen Certificate for 8.60% Class F Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 21, 2002)
4	4.7	Specimen Certificate for Depositary Shares Relating to 8.60% Class F Cumulative Redeemable Preferred Shares	Filed herewith
4	4.8	Indenture dated as of May 1, 1994 by and between the Company and Chemical Bank, as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.9	Indenture dated as of May 1, 1994 by and between the Company and National City Bank, as Trustee (the “NCB Indenture”)	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.10	First Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

4	4.11	Second Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.12	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.13	Form of Floating Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.14	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.15	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.16	Fifth Amended and Restated Credit Agreement dated as of December 12, 2003 among the Company and Banc One Capital Markets, Inc., and other lenders named therein	Filed herewith
4	4.17	Credit Agreement dated as of March 13, 2003 among the Company and Banc of America Securities, LLC and Wells Fargo Bank, National Association and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on June 24, 2003)
4	4.18	Form of Indemnification Agreement	Filed herewith
4	4.19	Shareholder Rights Agreement dated as of May 26, 1999 between the Company and National City Bank	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.1	Registration Rights Agreement	Form S-11 Registration No. 33-54930 (Filed with the SEC on November 23, 1992)
10	10.2	Stock Option Plan	Form S-8 Registration No. 33-74562 (Filed with the SEC on January 28, 1994)
10	10.3	Amended and Restated Directors’ Deferred Compensation Plan	Annual Report on Form 10-K (filed with the SEC on April 2, 2001)
10	10.4	Elective Deferred Compensation Plan	Filed herewith
10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
10	10.6	Developers Diversified Realty Corporation Equity-Based Award Plan	Filed herewith
10	10.7	Amended and Restated 1998 Developers Diversified Realty Corporation Equity-Based Award Plan	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)
10	10.8	2002 Developers Diversified Realty Corporation Equity-Based Award Plan	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2002)
10	10.9	Share Option Agreement, dated April 15, 1997, between the Company and Scott A. Wolstein	Filed herewith

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

10	10.10	Share Option Agreement, dated May 12, 1997, between the Company and Scott A. Wolstein	Filed herewith
10	10.11	Form of Directors’ Restricted Shares Agreement, dated January 1, 2000.	Form S-11 Registration no. 333-76278 (Filed with SEC on January 4, 2002; see Exhibit 10(ff) therein)
10	10.12	Performance Units Agreement, dated as of March 1, 2000, between the Company and Scott A. Wolstein	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.13	Performance Units Agreement, dated as of January 2, 2002, between the Company and Scott A. Wolstein	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.14	Performance Units Agreement, dated as of January 2, 2002, between the Company and David M. Jacobstein	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.15	Performance Units Agreement, dated as of January 2, 2002, between the Company and Daniel B. Hurwitz	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.16	Incentive Compensation Agreement, effective as of February 11, 1998, between the Company and Scott A. Wolstein	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.17	Employment Agreement dated as of March 1, 2000 between the Company and Joan U. Allgood	Annual Report on Form 10-K (Filed with the SEC on April 2, 2002)
10	10.18	Employment Agreement, dated as of November 15, 2002, between the Company and Timothy J. Bruce	Annual Report on Form 10-K (Filed with the SEC on March 12, 2003)
10	10.19	Employment Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.20	Employment Agreement dated as of April 21, 1999 between the Company and David M. Jacobstein	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.21	Employment Agreement dated as of April 12, 1999 between the Company and Eric M. Mallory	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.22	Employment Agreement dated as of March 1, 2000 between the Company and William H. Schafer	Annual Report on Form 10-K (Filed with the SEC on April 2, 2002)
10	10.23	Employment Agreement dated as of March 1, 2002 between the Company and James A. Schoff	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2002)
10	10.24	Employment Agreement dated as of December 6, 2001, between the Company and Scott A. Wolstein	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

10	10.25	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Joan U. Allgood, Loren F. Henry, John R. McGill and William H. Schafer	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999)
10	10.26	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Scott A. Wolstein and James A. Schoff	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999)
10	10.27	Change of Control Agreement, dated as of November 15, 2002, between the Company and Timothy J. Bruce	Annual Report on Form 10-K (Filed with the SEC on March 12, 2003)
10	10.28	Change of Control Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.29	Change of Control Agreement as of May 17, 1999 between the Company and David M. Jacobstein	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.30	Change of Control Agreement dated as of April 12, 1999 between the Company and Eric M. Mallory	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.31	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
10	10.32	Program Agreement for Retail Value Investment Program, dated as of February 11, 1998, among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Filed herewith
10	10.33	Limited Partnership Agreement dated as of November 16, 1995 among DD Community Centers Three, Inc. and certain other parties named therein	Annual Report on Form 10-K (filed with the SEC on March 30, 1996)
10	10.34	Amended and Restated Limited Liability Company Agreement dated as of November 17, 1995 among DD Community Centers One, Inc. and certain other parties named therein	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
10	10.35	Amended and Restated Limited Liability Company Agreement dated as of November 17, 1995 among DD Community Centers Two, Inc. and certain other parties named therein	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
10	10.36	Limited Liability Company Agreement dated as of November 17, 1995 among the Company and certain other parties named therein	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

14	14.1	Developers Diversified Realty Corporation Code of Ethics for Senior Financial Officers	Filed herewith
21	21.1	List of Subsidiaries	Filed herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
99	99.3	Voting Agreement, dated October 4, 2002, between the Company and certain stockholders named therein	Current Report on Form 8-K (Filed with the SEC on October 9, 2002)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

By:	/s/ SCOTT A. WOLSTEIN

Scott A. Wolstein, Chairman and Chief Executive Officer

Date: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of March, 2004.

/s/ SCOTT A. WOLSTEIN Scott A. Wolstein	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ DAVID M. JACOBSTEIN David M. Jacobstein	President, Chief Operating Officer and Director

/s/ DANIEL B. HURWITZ Daniel B. Hurwitz	Executive Vice President and Director

/s/ WILLIAM H. SCHAFER William H. Schafer	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ALBERT T. ADAMS Albert T. Adams	Director

/s/ DEAN S. ADLER Dean S. Adler	Director

/s/ TERRANCE R. AHERN Terrance R. Ahern	Director

/s/ BARRY A. SHOLEM Barry A. Sholem	Director

/s/ ROBERT H. GIDEL Robert H. Gidel	Director

/s/ VICTOR MACFARLANE Victor Macfarlane	Director

/s/ CRAIG MACNAB Craig Macnab	Director

/s/ BERT L. WOLSTEIN Bert L. Wolstein	Director

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

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
Developers Diversified Realty Corporation:

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Developers Diversified Realty Corporation and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 1 and  13 to the consolidated financial statements, in 2003, the Company adopted the provisions of EITF Topic D-42, “The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock.” In addition, as discussed in Notes 1 and 16 to the consolidated financial statements, in 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
March 12, 2004

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	December 31,

	2003	2002

		As adjusted (Note 1)
ASSETS
Land	$821,893	$488,292
Buildings	2,719,764	2,109,675
Fixtures and tenant improvements	90,384	72,674
Construction in progress and land under development	252,870	133,415

	3,884,911	2,804,056
Less accumulated depreciation	(458,213)	(408,792)

Real estate, net	3,426,698	2,395,264
Cash and cash equivalents	11,693	16,371
Restricted cash	99,340	—
Accounts receivable, net	76,509	60,074
Notes receivable	11,741	11,662
Advances to and investments in joint ventures	260,143	258,610
Deferred charges, net	12,292	9,010
Other assets	42,735	25,861

	$3,941,151	$2,776,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured indebtedness:
Senior notes	$838,996	$404,900
Variable rate term debt	300,000	22,120
Revolving credit facility	171,000	433,500

	1,309,996	860,520
Secured indebtedness:
Revolving credit facility	15,500	12,500
Mortgage and other secured indebtedness	757,635	625,778

	773,135	638,278

Total indebtedness	2,083,131	1,498,798
Accounts payable and accrued expenses	98,046	68,438
Dividends payable	43,520	25,378
Other liabilities	54,946	23,632

	2,279,643	1,616,246

Minority equity interests	24,543	22,049
Preferred operating partnership minority interests	—	175,010
Operating partnership minority interests	22,895	17,986

	2,327,081	1,831,291
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred shares (Note 13)	535,000	304,000
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 93,792,948 and 73,247,627 shares issued at December 31, 2003 and 2002, respectively	9,379	7,325
Paid-in-capital	1,301,232	887,321
Accumulated distributions in excess of net income	(116,737)	(160,165)
Deferred obligation	8,336	—
Accumulated other comprehensive loss	(541)	(588)
Less: Unearned compensation-restricted stock	(3,892)	(3,111)
Common shares in treasury at cost: 7,359,747 and 6,639,004 shares at December 31, 2003 and 2002, respectively	(118,707)	(89,221)

	1,614,070	945,561

	$3,941,151	$2,776,852

The accompanying notes are an integral part of these consolidated financial statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,

	2003	2002	2001

		As adjusted
		(Note 1)
Revenues from operations:
Minimum rents	$342,699	$254,084	$222,420
Percentage and overage rents	5,659	4,306	3,579
Recoveries from tenants	94,575	69,228	59,437
Ancillary income	2,356	1,928	1,789
Other property related income	942	1,625	1,187
Management fee income	10,647	10,145	11,285
Development fee income	1,446	2,229	2,828
Interest income	5,082	5,905	6,425
Other	12,691	5,396	6,031

	476,097	354,846	314,981

Rental operation expenses:
Operating and maintenance	63,816	43,506	34,078
Real estate taxes	57,946	43,113	36,083
General and administrative	40,820	29,392	24,374
Interest	89,678	76,236	80,358
Impairment charge	600	—	2,895
Other expense	9,190	—	—
Depreciation and amortization	94,376	76,802	62,942

	356,426	269,049	240,730

Income before equity in net income of joint ventures, gain on sale of joint venture interests, minority equity investment, minority interests, discontinued operations and gain on disposition of real estate and real estate investments	119,671	85,797	74,251
Equity in net income of joint ventures	44,967	32,769	17,010
Gain on sale of joint venture interests	7,950	—	—
Equity in net income from minority equity investment	—	—	1,550

Income before minority interests, discontinued operations and gain on disposition of real estate and real estate investments	172,588	118,566	92,811
Minority interests:
Minority equity interests	(1,360)	(1,782)	(890)
Preferred operating partnership minority interests	(2,236)	(18,338)	(19,081)
Operating partnership minority interests	(1,769)	(1,450)	(1,531)

	(5,365)	(21,570)	(21,502)

Income from continuing operations	167,223	96,996	71,309

Discontinued operations:
(Loss) income from operations	(1,354)	(2,731)	2,766
Gain on disposition of real estate, net	460	4,276	—

	(894)	1,545	2,766

Income before gain on disposition of real estate and real estate investments	166,329	98,541	74,075
Gain on disposition of real estate and real estate investments	73,932	3,429	18,297

Net income	$240,261	$101,970	$92,372

Net income applicable to common shareholders	$189,056	$69,368	$65,110

Per share data:
Basic earnings per share data:
Income from continuing operations	$2.32	$1.07	$1.13
(Loss) income from discontinued operations	(0.01)	0.02	0.05

Net income applicable to common shareholders	$2.31	$1.09	$1.18

Diluted earnings per share data:
Income from continuing operations	$2.28	$1.05	$1.12
(Loss) income from discontinued operations	(0.01)	0.02	0.05

Net income applicable to common shareholders	$2.27	$1.07	$1.17

The accompanying notes are an integral part of these consolidated financial statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Year Ended December 31,

	2003	2002	2001

Net income	$240,261	$101,970	$92,372

Other comprehensive income (loss):
Cumulative effect of FAS 133 transition adjustment	—	—	(1,433)
Change in fair value of interest rate swaps	47	7,586	(6,741)

	47	7,586	(8,174)

Net comprehensive income	$240,308	$109,556	$84,198

The accompanying notes are an integral part of these consolidated financial statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts as adjusted, Note 1)

						Accumulated
				Accumulated		Other	Unearned
				Distributions in		Comprehensive	Compensation –	Treasury
	Preferred	Common	Paid in	Excess of	Deferred	Income/	Restricted	Stock at
	Shares	Shares	Capital	Net Income	Obligation	(Loss)	Stock	Cost	Total

Balance, December 31, 2000	$303,750	$6,148	$676,150	$(112,357)	$—	$—	$(1,239)	$(88,702)	$783,750
Issuance of 1,330,736 common shares for cash – underwritten offering	—	133	18,687	—	—	—	—	—	18,820
Issuance of 80,633 common shares related to restricted stock plan	—	8	1,066	—	—	—	(860)	—	214
Vesting of restricted stock	—	—	—	—	—	—	346	—	346
Issuance of 3,200,000 common shares for cash – underwritten offering	—	320	57,325	—	—	—	—	—	57,645
Purchase of 37,207 common shares	—	—	—	—	—	—	—	(508)	(508)
Cumulative effect of FAS 133 transition adjustment	—	—	—	—	—	(1.433)	—	—	(1,433)
Change in fair value of interest rate swaps	—	—	—	—	—	(6,741)	—	—	(6,741)
Net income	—	—	—	92,372	—	—	—	—	92,372
Dividends declared – common shares	—	—	—	(83,190)	—	—	—	—	(83,190)
Dividends declared – preferred shares	—	—	—	(27,261)	—	—	—	—	(27,261)

Balance December 31, 2001	303,750	6,609	753,228	(130,436)	—	(8,174)	(1,753)	(89,210)	834,014
Issuance of 1,155,661 common shares for cash related to exercise of stock options and dividend reinvestment plan	—	116	17,769	—	—	—	—	—	17,885
Issuance of 120,208 common shares related to restricted stock plan	—	12	2,380	—	—	—	(1,914)	—	478
Vesting of restricted stock	—	—	—	—	—	—	556	—	556
Issuance of 1,747,378 common shares for cash – underwritten offering	—	175	32,877	—	—	—	—	—	33,052
Issuance of 2,512,778 common shares in exchange for real estate property	—	251	48,989	—	—	—	—	—	49,240
Issuance of 1,604,768 common shares in exchange for redemption of preferred operating partnership units	—	161	31,939	—	—	—	—	—	32,100
Issuance of 13,729 common shares upon exercise of put warrant	—	1	—	—	—	—	—	—	1
Issuance of Class F preferred shares for cash – underwritten offering	150,000	—	(5,405)	—	—	—	—	—	144,595
Redemption of preferred shares	(149,750)	—	5,544	(5,544)	—	—	—	—	(149,750)
Purchase of 547 common shares	—	—	—	—	—	—	—	(11)	(11)
Change in fair value of interest rate swaps	—	—	—	—	—	7,586	—	—	7,586
Net income	—	—	—	101,970	—	—	—	—	101,970
Dividends declared – common shares	—	—	—	(99,079)	—	—	—	—	(99,079)
Dividends declared – preferred shares	—	—	—	(27,076)	—	—	—	—	(27,076)

Balance, December 31, 2002	304,000	7,325	887,321	(160,165)	—	(588)	(3,111)	(89,221)	945,561
Issuance of 2,444,103 common shares for cash related to exercise of stock options and dividend reinvestment plan	—	245	39,334	—	7,579	—	—	(28,729)	18,429
Issuance of 103,139 common shares related to restricted stock plan	—	9	2,271	—	—	—	(1,825)	—	455
Vesting of restricted stock	—	—	—	—	757	—	1,044	(757)	1,044
Issuance of 17,998,079 common shares and 2,000,000 voting preferred shares associated with the JDN merger	50,000	1,800	380,126	—	—	—	—		431,926
Issuance of Class G and H preferred shares for cash – underwritten offerings	385,000	—	(13,540)	—	—	—	—	—	371,460
Redemption of preferred operating partnership units and preferred shares	(204,000)	—	5,720	(10,710)	—	—	—	—	(208,990)
Change in fair value of interest rate swaps	—	—	—	—	—	47	—	—	47
Net income	—	—	—	240,261	—	—	—	—	240,261
Dividends declared – common shares	—	—	—	(145,077)	—	—	—	—	(145,077)
Dividends declared – preferred shares	—	—	—	(41,046)	—	—	—	—	(41,046)

Balance, December 31, 2003	$535,000	$9,379	$1,301,232	$(116,737)	$8,336	$(541)	$(3,892)	$(118,707)	$1,614,070

The accompanying notes are an integral part of these consolidated financial statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,

	2003	2002	2001

Cash flow operating activities:
Net income	$240,261	$101,970	$92,372
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	95,219	78,368	64,493
Amortization of deferred finance costs	6,514	3,832	2,422
Equity in net income of joint ventures	(44,967)	(32,769)	(17,010)
Gain on sale of joint venture interests	(7,950)	—	—
Equity in net income from minority equity investment	—	—	(1,550)
Cash distributions from joint ventures	41,946	37,481	23,520
Cash distributions from minority equity investment	—	—	12,264
Preferred operating partnership minority interest expense	2,236	18,338	19,081
Operating partnership minority interest expense	1,769	1,450	1,531
Gain on disposition of real estate and real estate investments and impairment charge, net	(71,752)	(2,975)	(18,297)
Net change in accounts receivable	(5,825)	(8,698)	(7,869)
Net change in accounts payable and accrued expenses	(6,906)	12,107	(742)
Net change in other operating assets and liabilities	12,584	1,635	4,111

Total adjustments	22,868	108,769	81,954

Net cash flow provided by operating activities	263,129	210,739	174,326

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(284,003)	(316,388)	(106,623)
Increase in restricted cash	(99,340)	—	—
Consolidation of joint venture interests	348	—	—
Equity contributions to joint ventures	(96,438)	(20,658)	(16,240)
(Advances to) repayment of joint ventures	(29,540)	550	9,003
Repayment (issuance) of notes receivable, net	8,764	(21,559)	4,311
Proceeds resulting from contribution of properties to joint ventures and repayments of advances from affiliates	388,527	25,108	—
Proceeds from sale and refinancing of joint venture interests	69,344	20,547	—
Proceeds from disposition of real estate and real estate investments	26,092	32,403	71,567

Net cash flow used for investing activities	(16,246)	(279,997)	(37,982)

Cash flow from financing activities:
(Repayment of) proceeds from revolving credit facilities and term loans, net	(488,500)	44,250	(66,630)
Proceeds from term loan	300,000	—	—
Proceeds from construction loans and other mortgage debt	252,452	188,921	221,135
Principal payments on rental property debt	(338,678)	(51,456)	(134,663)
Repayment of senior notes	(100,000)	(28,000)	(86,700)
Proceeds from issuance of medium term notes, net of underwriting commissions and $524 and $229 of offering expenses paid in 2003 and 2002, respectively	297,130	17,021	—
Payment of deferred finance costs (bank borrowings)	(6,380)	(5,316)	(1,612)
Proceeds from the issuance of common shares, net of underwriting commissions and $119 and $177 of offering expenses paid in 2002 and 2001, respectively	—	33,052	57,644
Proceeds from the issuance of preferred shares, net of underwriting commissions and $1,412 and $540 of offering expenses paid in 2003 and 2002, respectively	371,460	144,595	—
Redemption of preferred shares	(204,000)	(149,750)
Redemption of preferred operating partnership units	(180,000)	—	—
Repurchase of operating partnership minority interests	—	(2,269)
Proceeds from the issuance of common shares in conjunction with exercise of stock options, 401(k) plan, dividend reinvestment plan and restricted stock plan	20,188	18,919	18,981
Purchase of treasury stock	—	(11)	(508)
Distributions to preferred and operating partnership minority interests	(7,253)	(20,555)	(20,953)
Dividends paid	(167,980)	(122,841)	(108,212)

Net cash (used for) provided by financing activities	(251,561)	66,560	(121,518)

(Decrease) increase in cash and cash equivalents	(4,678)	(2,698)	14,826
Cash and cash equivalents, beginning of year	16,371	19,069	4,243

Cash and cash equivalents, end of year	$11,693	$16,371	$19,069

The accompanying notes are an integral part of these consolidated financial statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business

      Developers Diversified Realty Corporation, subsidiaries and related real estate joint ventures (the “Company” or “DDR”), are engaged in the business of acquiring, expanding, owning, developing, managing and operating shopping centers, enclosed malls and business centers. The Company’s shopping centers are typically anchored by two or more national tenant anchors (Wal-Mart, Kohl’s, Target), home improvement stores (Home Depot, Lowe’s) and two or more medium sized big-box tenants (Bed Bath & Beyond, T.J. Maxx/ Marshalls, Best Buy, Ross Stores), which generally offer day-to-day necessities, rather than high-priced luxury items. At December 31, 2003, the Company owned 346 shopping centers in 44 states. The tenant base primarily includes national and regional retail chains and local retailers. Consequently, the Company’s credit risk is concentrated in the retail industry.

      The Company’s and JDN Realty Corporation’s (“JDN”) shareholders approved a definitive merger agreement pursuant to which JDN shareholders received 0.518 common shares of DDR in exchange for each share of JDN common stock on March 13, 2003. The transaction valued JDN at approximately $1.1 billion, which included approximately $606.2 million of assumed debt at fair market value and $50 million of voting preferred shares. Through this merger, DDR acquired 102 retail assets aggregating 23 million square feet including 16 development properties comprising approximately six million square feet of total GLA.

      Revenues derived from the Company’s largest tenant, Wal-Mart, aggregated 4.9%, 4.6% and 4.9% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The total percentage of Company-owned gross leasable area (“GLA”) attributed to Wal-Mart was 5.8% at December 31, 2003. The Company’s ten largest tenants comprised 23.1%, 20.5% and 21.8% of total revenues for the years ended December 31, 2003, 2002 and 2001, respectively, including revenues reported within discontinued operations. Management believes the Company’s portfolio is diversified in terms of location of its shopping centers and its tenant profile. Adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. During the three year period ended December 31, 2003, 2002 and 2001, certain national and regional retailers experienced financial difficulties and several filed for protection under bankruptcy laws. The Company does not believe that these bankruptcies will have a material impact on the Company’s financial position, results of operations, or cash flows.

Principles of Consolidation

      Through December 31, 2003, all majority-owned subsidiaries and affiliates where the Company has financial and operating control are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures and companies for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income.

Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2003, the Company had restricted cash of $99.3 million, which was being held in a qualified escrow account for the purposes of completing a like-kind exchange transaction.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended
	December 31,

	2003	2002	2001

Issuance of common shares and preferred shares in conjunction with the acquisition of shopping centers including the merger of JDN	$431.9	$49.2	$—
Contribution of net assets to joint ventures	52.0	23.6	—
Consolidation of the net assets (excluding mortgages as disclosed below) of joint ventures and minority equity investment previously reported on the equity method of accounting	10.4	152.8	277.1
Mortgages assumed, shopping center acquisitions, merger of JDN and consolidation of joint ventures and a minority equity investment	660.0	9.7	147.6
Liabilities assumed with the acquisition of shopping centers and the merger of JDN	43.7	—	—
Dividends declared, not paid	43.5	25.4	22.1
Fair value of interest rate swaps	0.5	0.4	8.2
Fair value of reverse interest rate swaps	5.6	7.3	—
Warrant exercise and share issuance for preferred operating partnership unit redemption	—	32.1	—
Stock for stock option exercises	28.7	—	—
Accounts payable related to construction in progress	3.8	3.2	0.8

      The foregoing transactions did not provide or use cash and, accordingly, they are not reflected in the consolidated statements of cash flows.

Real Estate

      Real estate assets held for investment are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property’s estimated undiscounted future cash flows, including estimated proceeds from disposition.

      Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, generally 31.5 years
Furniture/ Fixtures Tenant Improvements	Useful lives, which approximate lease and terms, where applicable

      Depreciation and amortization expense from continuing operations was $94.4 million, $76.8 million and $62.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations, which improve or extend the life of the assets, are capitalized. Included in land at December 31, 2003, was undeveloped real estate, generally outlots or expansion pads adjacent to shopping centers owned by the Company (excluding shopping centers owned through joint ventures), and excess land of approximately 500 acres. Construction in progress includes shopping center developments and significant expansions and redevelopments. The Company capitalizes interest on funds used for the construction, expansion or redevelopment of shopping centers, including funds advanced to or invested in joint ventures with qualifying development activities. Capitalization of interest ceases when construction activities are completed and the property is available for occupancy by tenants. For the years ended December 31, 2003, 2002 and 2001, the Company capitalized interest of $11.5 million, $9.2 million, and $12.9 million, respectively. In addition, the Company capitalized certain construction administration costs of $5.1 million, $4.3 million and $3.3 million in 2003, 2002 and 2001, respectively.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Purchase Price Accounting

      Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and, if determined to be material, identified intangible assets generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to assets acquired and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. Depending upon the size of the acquisition, the Company may engage an outside appraiser to perform a valuation of the tangible and intangible assets acquired. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

      Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases.

      The total amount of intangible assets allocated to in-place lease values and tenant relationship values is based upon management’s evaluation of the specific characteristics of the acquired lease portfolio and the Company’s overall relationship with anchor tenants. Factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases, among other factors. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based upon management’s assessment of specific market conditions.

      The value of in-places leases including origination costs is amortized to expense over the estimated weighted average remaining initial term of the acquired lease portfolio. The value of tenant relationship intangibles is amortized to expense over the estimated initial and renewal terms of the lease portfolio; however, no amortization period for intangible assets will exceed the remaining depreciable life of the building.

      In the event that a tenant terminates its lease, the unamortized portion of each intangible, including lease origination costs, in-place lease values and tenant relationship values, would be charged to expense.

      Intangible assets associated with property acquisitions are included in other assets in the Company’s consolidated balance sheets.

Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.” This standard superseded SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of,” but also retained its basic provisions requiring (i) recognition of an impairment loss of the carrying amount of a long lived asset if it is not recoverable from its undiscounted cash flows and (ii) measurement of an impairment loss as the difference between the carrying amount and fair value for assets to be held and used. If an asset is held for sale, it is stated at fair value less cost to sell. However, SFAS 144 also describes a probability-weighted cash flow

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long lived asset are under consideration, or where a range is estimated. The determination of undiscounted cash flows requires significant estimates made by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists.

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

Accounts Receivable

      Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of approximately $10.0 million and $5.3 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, straight-line rents receivable, net of a provision for uncollectible amounts, aggregated $21.6 million and $19.0 million, respectively.

Disposition of Real Estate and Real Estate Investments

      Disposition of real estate relates to the sale of outlots and land adjacent to existing shopping centers, shopping center properties and real estate investments. Gains from sales are generally recognized using the full accrual method in accordance with the provisions of SFAS No. 66 “Accounting for Real Estate Sales,” provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

      The Company adopted the provisions of SFAS 144 effective January 1, 2002. In addition to addressing the impairment of long-lived assets, it also addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS 144, assuming no significant continuing involvement, the sale of a retail or industrial operating property is now considered a discontinued operation. In addition, properties classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the property sale within one year is considered probable. Accordingly, the results of operations of properties disposed of, or

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

classified as held for sale after January 1, 2002, for which the Company has no significant continuing involvement are reflected as discontinued operations. Properties classified in this manner, were reclassified as such in the accompanying Statements of Operations for each of the three years ended December 31, 2003. Interest expense, which is specifically identifiable to the property, is used in the computation of interest expense attributable to discontinued operations. Consolidated interest at the corporate level is allocated to discontinued operations pursuant to the methods prescribed under EITF 87-24, generally based on the proportion of net assets disposed.

General and Administrative Expenses

      General and administrative expenses include internal leasing and legal salaries and related expenses associated with the releasing of existing space, which are charged to operations as incurred.

Stock Option and Other Equity-Based Plans

      The Company has stock-based employee compensation plans, which are described more fully in Note 18 to the consolidated financial statements. The Company applies APB 25, “Accounting for Stock Issued to Employees” in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock plan and its performance unit awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-Based Compensation,” to stock-based employee compensation (in thousands, except per share data).

	Year Ended December 31,

	2003	2002	2001

Net income, as reported	$240,261	$101,970	$92,372
Add: Stock based employee compensation included in reported net income	5,017	2,215	1,161
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(5,200)	(2,515)	(2,137)

	$240,078	$101,670	$91,396

Earnings per share:
Basic — as reported	$2.31	$1.09	$1.18

Basic — proforma	$2.31	$1.08	$1.16

Diluted — as reported	$2.27	$1.07	$1.17

Diluted — proforma	$2.27	$1.07	$1.15

Interest and Real Estate Taxes

      Interest and real estate taxes incurred during the development and significant expansion of shopping centers are capitalized and depreciated over the life of the building. Interest paid during the years ended December 31, 2003, 2002 and 2001, aggregated $98.2 million, $84.7 million and $96.8 million, respectively.

Goodwill

      Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill, including such assets associated with joint ventures acquired in past

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

business combinations, ceased upon adoption. Thus, no amortization for such goodwill was recorded to the equity in net income of joint ventures line item in the accompanying Consolidated Statements of Operations for the fiscal year ended December 31, 2003 and 2002, compared to $0.3 million for the year ended December 31, 2001. Goodwill is included in the balance sheet caption Advances to and Investments in Joint Ventures in the amount of $5.4 million as of December 31, 2003 and 2002.

      For equity method investments, SFAS 142 requires that impairment tests are performed in accordance with the guidance in Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (“APB 18”). This guidance requires that a loss in value of an investment which is other than a temporary decline be recognized in the period it occurs. The Company evaluated the goodwill related to its joint venture investments for impairment and determined that it was not impaired as of December 31, 2003 and 2002.

Intangible Assets

      Finite lived intangible assets comprised of management contracts, associated with the Company’s acquisition of a joint venture, are stated at cost less amortization calculated on a straight-line basis over 15 years. Intangible assets are included in the balance sheet caption Advances to and Investments in Joint Ventures in the amount of $3.2 million and $3.5 million as of December 31, 2003 and 2002, respectively. The 15-year life approximates the expected turnover rate of the original management contracts acquired.

      The estimated amortization expense associated with the management company finite lived intangible asset for each of the five succeeding fiscal years is approximately $0.3 million per year.

Investments

      Investments are classified as held to maturity when management has the positive intent and ability to hold the investments to maturity. Investments held to maturity are carried at amortized cost. As of December 31, 2003 and 2002, the Company classified one asset as held to maturity, an investment in bonds in the amount of $7.3 million (Note 5). This investment in bonds bears interest at 7.125% and is due April 1, 2021 subject to optional and mandatory redemption prior to maturity.

Advances to and Investments in Joint Ventures

      To the extent that the Company contributes assets to a joint venture, the Company’s investment in joint venture is recorded at the Company’s cost basis in the assets, which were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of joint venture. In accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures,” the Company recognizes gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

      For equity method investments, SFAS 142 requires that impairment tests are performed in accordance with the guidance in APB 18. This guidance requires that a loss in value of an investment which is other than a temporary decline be recognized in the period it occurs. The Company evaluated advances to and investments in joint ventures for impairment and determined that these investments are not impaired as of December 31, 2003.

Treasury Stock

      The Company’s share repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Hedge Accounting

      On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (referred to hereafter as SFAS 133), which requires all derivative instruments to be carried at fair value on the balance sheet. At that time, the Company designated all of its interest rate swaps as cash flow hedges in accordance with the requirements of SFAS 133.

      In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect adjustment of approximately $1.4 million in 2001 as an Other Comprehensive Loss with an offset to Other Liabilities on the consolidated balance sheet, relating to the fair value of the hedging instruments designated as cash flow hedges.

Guarantees

      On January 1, 2003, the Company adopted FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Company assesses any guarantees and its obligations under any guarantees entered into by the Company since the adoption of this interpretation. Significant guarantees that have been entered into by the Company are disclosed in Note 12 to the consolidated financial statements.

New Accounting Standards

FIN 46

      In January 2003, the FASB issued FIN 46 (or “Interpretation”), “Consolidation of Variable Interest Entities.” This Interpretation was revised in December 2003. The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interest, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interests in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance in January 2003. The consolidation requirements of this Interpretation apply immediately to VIEs created after January 31, 2003 and no later than the end of the first fiscal year or interim period ending after March 15, 2004 for public companies with non-special purpose entities that were created prior to February 1, 2003. The consolidation requirements of this Interpretation are applicable to special purpose entities no later than the end of the first fiscal year or interim period ending after December 15, 2003.

      During 2003, the Company evaluated four joint venture relationships established after January 31, 2003 and determined that these joint ventures did not meet the standards under the Interpretation to be considered a VIE.

      In the third quarter of 2003, the Company disclosed that it was probable that its two taxable REIT subsidiaries accounted for using the equity method would be considered VIEs under the Interpretation and the Company would be the primary beneficiary. However, in the fourth quarter of 2003, these two entities were merged and the outside interests in these entities were purchased by the Company. The merged entity was consolidated in the fourth quarter and will continue to be consolidated upon the adoption of FIN 46.

      The Company is in the process of evaluating all of its pre-existing joint venture relationships in order to determine whether the entities are VIEs and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. It is reasonably possible that the Company will consolidate five entities that were previously accounted for under the equity method. Four of these entities represent investments in land located in Round Rock, Texas; Opelika, Alabama; Jackson, Mississippi; and Monroe, Louisiana, with combined real estate balances of $8.3 million as of December 31, 2003, and liabilities of $0.9 million. The Company has a note receivable from one of these entities of approximately $0.7 million. The other entity to be

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

consolidated is an operating shopping center property located in Martinsville, Virginia, in which DDR has a 50% interest, and loans of approximately $8.8 million. The total real estate of this entity is $31.6 million and the total debt is approximately $20 million. In the unlikely event that all of the underlying assets of these five entities had no value and all other owners failed to meet their obligations, the Company estimates that its maximum exposure to loss would approximate $10.4 million, primarily representing the net carrying value of the Company’s investments in and advances to these entities at December 31, 2003. However, the Company expects to recover the recorded amounts of investments in these entities. As the Company finalizes its evaluation of the impact of applying FIN 46, additional entities may be identified that would need to be consolidated by the Company.

SFAS No. 148

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” — an amendment of SFAS 123. This statement amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148’s transition guidance and provisions for annual disclosures are effective for fiscal years ending after December 15, 2002. Finally, SFAS 148 amends APB 128, “Interim Financial Reporting” to require disclosures about those effects in interim financial information. The provisions for interim period disclosures are effective for financial reports that contain financial statements for interim periods beginning after December 15, 2002. Accordingly, the Company provided the appropriate disclosure for the interim periods in 2003.

SFAS No. 149

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The new standard is effective for contracts entered into or modified after June 30, 2003. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective prior to January 1, 2003 have been adopted by the Company, as applicable. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

SFAS No. 150

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because the financial instrument embodies an obligation of the company. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, excluding certain mandatorily redeemable noncontrolling interests, for which the classification and measurement provisions of this statement have been deferred indefinitely pursuant to FASB Staff Position 150-3. The adoption of this pronouncement did not have a material impact on the Company’s financial position, results of operations, or cash flows.

EITF Topic No. D-42

      In July 2003, the provisions of EITF Topic No. D-42 were clarified, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock (“Topic No. D-42”).” This clarification states that for the purposes of calculating the excess of fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in a registrant’s balance sheet,

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the carrying amount of the preferred stock should be reduced by the issuance costs of the preferred stock, regardless of where in the stockholders’ equity section those costs were initially classified on issuance. This clarification of Topic No. D-42 was adopted retroactively in these financial statements, which reflect a charge to net income applicable to common shareholders of $5.5 million, or $0.09 per share, for the year ended December 31, 2002. The $5.5 million charge represents the original issuance costs associated with the redemption of preferred stock in the second quarter of 2002. These costs were originally classified in additional paid in capital. In 2003, the Company also recorded charges aggregating $10.7 million for the year ended December 31, 2003, representing the original issuance costs associated with the redemption of preferred stock and preferred OP Units (Note 13.)

SAB No. 104

      In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company does not expect this bulletin to have a material impact on its financial position, results of operations or cash flows.

Reclassification

      Certain reclassifications have been made to the 2002 and 2001 financial statements to conform to the 2003 presentation.

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2.	Advances to and Investments in Joint Ventures

      Combined condensed financial information of the Company’s joint venture investments is summarized as follows (in thousands):

	December 31,

Combined Balance Sheets	2003	2002

Land	$519,846	$368,520
Buildings	1,692,367	1,219,947
Fixtures and tenant improvements	24,985	24,356
Construction in progress	38,018	91,787

	2,275,216	1,704,610
Less: accumulated depreciation	(118,755)	(153,537)

Real estate, net	2,156,461	1,551,073
Receivables, net	47,165	64,642
Investment in joint ventures	—	12,147
Leasehold interests	28,895	26,677
Other assets	83,776	80,285

	$2,316,297	$1,734,824

Mortgage debt	$1,321,117	$1,129,310
Amounts payable to DDR	31,683	106,485
Amounts payable to other partners	32,121	71,153
Other liabilities	80,681	61,898

	1,465,602	1,368,846
Accumulated equity	850,695	365,978

	$2,316,297	$1,734,824

Company’s proportionate share of accumulated equity	$204,431	$122,777

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the Year Ended December 31,

Combined Statements of Operations	2003	2002	2001

Revenues from operations	$272,480	$217,355	$203,182

Rental operation expenses	95,440	78,124	66,878
Depreciation and amortization expense	43,535	33,326	29,082
Interest expense	75,451	68,126	65,204

	214,426	179,576	161,164

Income before gain (loss) on sales of real estate and real estate investments and discontinued operations	58,054	37,779	42,018
Gain (loss) on sales of real estate and investments	630	6,098	(97)

Income from continuing operations	58,684	43,877	41,921

Discontinued operations:
Income from discontinued operations, net of tax	(2,298)	6,170	9,368
Gain on sale of discontinued operations, net of tax	64,513	55,513	—

	62,215	61,683	9,368

Net income	$120,899	$105,560	$51,289

Company’s proportionate share of net income	$46,593	$34,724	$18,274

      The Company has made advances to several partnerships in the form of notes receivable, which accrue interest at rates ranging from LIBOR plus 1.00% to fixed rate loans of 12%. Maturity dates range from payment on demand to November 2005. Included in the Company’s accounts receivable is approximately $0.3 million at December 31, 2002, due from affiliates related to construction receivables (none at December 31, 2003).

      Advances to, and investments in, joint ventures include the following items, which represent the difference between the Company’s investment and its proportionate share of the joint ventures’ underlying net assets (in millions):

	For the Year Ended
	December 31,

	2003	2002

Basis differentials*	$55.9	$46.2
Deferred development fees, net of portion relating to the Company’s interest	(2.6)	(3.1)
Basis differential upon transfer of assets*	(51.4)	(20.9)
Notes receivable from investments	22.1	7.2

*	Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest, may not be reflected in the net assets at the joint venture level. Basis differentials upon transfer of assets is primarily associated with assets previously owned by the Company which have been transferred into a joint venture at fair value. This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related asset. Differences in income also occur when the Company acquires assets from joint ventures. The Company’s proportionate share of gains recorded at the joint venture level associated with assets acquired by the Company which approximated $0.9 million for the year ended December 31, 2002 were eliminated by the Company when recording its share of the joint venture income. The difference between the Company’s share of net income, as reported above, and the amounts included in the consolidated statements of operations is attributable to the amortization of such basis differentials and deferred gain.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Service fees earned by the Company through management, leasing, development and financing activities performed related to the Company’s joint ventures are as follows (in millions):

	For the Year Ended
	December 31,

	2003	2002	2001

Management fees	$8.3	$7.3	$7.3
Financing and guarantee fees	0.9	0.3	0.2
Development fees and leasing commissions	2.4	3.3	3.0
Interest income	2.9	3.7	4.8
Disposition fees	0.4	0.6	—
Sponsor fees*	2.9	—	—
Structuring Fees	2.6	—	—

*	earned by an equity affiliate.

     Included in the joint venture net income in 2003 is a gain associated with the early extinguishment of debt of approximately $4.2 million of which the Company’s proportionate share approximated $3.4 million.

Formation of Joint Ventures

Macquarie DDR Trust

      In November 2003, the Company closed a transaction pursuant to which the Company formed an Australian based Listed Property Trust, Macquarie DDR Trust (“MDT”), with Macquarie Bank Limited (ASX: MBL), an international investment bank, advisor and manager of specialized real estate funds in Australia. MDT will focus on acquiring ownership interests in institutional-quality community center properties in the U.S. The aggregate purchase value (assuming 100% ownership) of the initial portfolio of eleven assets previously owned by DDR and its joint ventures and acquired by MDT is approximately $730 million. MDT operates with a leverage ratio of approximately 50%.

      MDT, which was listed on the Australian Stock Exchange during November 2003, owns an 81.0% interest in the eleven asset portfolio. DDR retained a 14.5% effective ownership interest in the assets and MBL owns the remaining 4.5%. DDR remains responsible for all day-to-day operations of the properties and will receive fees for property management, leasing, construction management, acquisitions, due diligence, dispositions (including outparcel sales), and financing. Through their joint venture company, DDR and MBL will also receive base asset management fees and incentive fees based on the performance of MDT. DDR recorded fees aggregating $6.7 million in 2003 in connection with the structuring, formation and operation of the MDT joint ventures.

      It is anticipated that an additional asset in Minneapolis, MN (Coon Rapids — Inner Quadrant) will be sold to MDT after construction and leasing are completed, subject to the satisfaction of MDT’s investment criteria and the availability of financing. MDT has a two year right of first offer on twenty pre-determined joint venture and wholly-owned assets currently in DDR’s portfolio. This right of first offer only applies if DDR determines that it will pursue the sale of these assets. MDT also is expected to pursue acquisitions of additional stabilized, institutional-quality community center properties.

      DDR received approximately $195 million in cash and retained a $53 million equity investment in the joint venture, which represents DDR’s 14.5% effective ownership interest. MDT is funded with approximately $370 million in debt, which is approximately 50% of total asset value. The interest rate for this debt was generally structured with 80% fixed and 20% floating. The new fixed rate financing has a weighted average interest rate of approximately 4.3% and the floating rate debt has a weighted average interest rate of approximately 3.5%. Approximately $42.0 million of the initial outstanding floating rate debt is financed under MDT’s $100 million secured revolving credit facility.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The aggregate size of the MDT portfolio is approximately 5.4 million square feet of total GLA (of which 4.8 million is owned GLA), and the average size of the eleven properties is approximately 490,000 square feet of total GLA. Prior to MDT’s acquisition, DDR held seven of the MDT portfolio assets in joint ventures. These properties are located in Boston (Framingham), Massachusetts; Chicago (Schaumburg), Illinois; Minneapolis (Coon Rapids), Minnesota; Atlanta, Georgia; Washington, D.C. (Fairfax, Virginia); Atlanta (Marietta), Georgia and Naples, Florida. The remaining four assets were wholly owned by DDR and located in St. Paul, Minnesota; Kansas City (Independence), Missouri; Canton, Ohio and Cleveland (N. Olmsted), Ohio. These properties are not included in discontinued operations as the Company maintains continuing involvement through both its ownership interest and management activities. Included in equity in net income of joint ventures is approximately $7.5 million of promoted income received from the Company’s joint venture partners from the transfer of six of these properties. See discussions in the Dispositions section later in this note describing the transfer of the interest in seven joint venture shopping centers and Note 16 describing the transfer of four of the Company’s shopping centers.

      MDT is governed by a board of directors, which includes three members selected by DDR, three members selected by MBL and two independent members. MDT’s offering in Australia in November 2003 raised approximately $315 million, which equates to AUD $441.4 million.

      See discussion in Note 1 relating to FIN 46 assessment of MDT and other related entities.

DDR Markaz

      In May 2003, the Company completed the formation of DDR Markaz LLC, a joint venture transaction with an investor group led by Kuwait Financial Centre-Markaz (a Kuwaiti publicly traded company). The Company contributed seven retail properties to the joint venture. The properties are located in Richmond, California; Oviedo, Florida; Tampa, Florida; Highland, Indiana; Grove City, Ohio; Toledo, Ohio and Winchester, Virginia. In connection with this formation, DDR Markaz LLC secured $110 million, non-recourse, five year, secured financing at a fixed interest rate of 4.13%. The Company retained a 20% ownership interest in these seven properties and received cash proceeds of approximately $156 million. Proceeds from the transaction were used to repay variable rate indebtedness. The Company recognized a gain of approximately $25.8 million relating to the sale of the 80% interest in these properties and deferred a gain of approximately $6.5 million relating to the Company’s 20% interest. These properties are not included in discontinued operations as the Company maintains continuing involvement through both its ownership interest and management activities. The Company earns fees for asset management, property management, leasing, out-parcel sales and construction management. See discussion in Note 1 relating to FIN 46 assessment.

Coventry II

      In 2003, the Company and Coventry Real Estate Advisors (“CREA”) announced the joint acquisition of the first property in connection with CREA’s formation of Coventry Real Estate Fund II (the “Fund”). The Fund was formed with several institutional investors and CREA as the investment manager. Neither the Company nor any of its officers, own a common interest in this Fund or have any incentive compensation tied to this Fund. The Fund and DDR have agreed to jointly acquire value-added retail properties in the United States. It is anticipated CREA will obtain $330 million of equity commitments to co-invest exclusively in joint ventures with DDR, which is expected to contribute an additional 20%. The Fund will invest in a variety of well-located retail properties that present opportunities for value creation, such as retenanting, market repositioning, redevelopment or expansion.

      DDR will co-invest 20% in each joint venture and will be responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, DDR will earn fees for property management, leasing and construction management. The Company also will earn a promoted interest, along with CREA, above a 10% preferred return after return of capital to investors through a preferred interest in the Fund.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In June 2003, the Company formed a new joint venture with the fund, which acquired a 712,000 square foot center in Kansas City, Missouri for $48.4 million. The Company’s ownership interest in this joint venture is 20%. See discussion in Note 1 relating to FIN 46 assessment.

Acquisitions

      In April 2003, the Company acquired its partner’s 51% equity interest in a shopping center located in Suwanee, Georgia for approximately $18 million. The purchase was funded through the issuance of 145,196 operating partnership units (“OP Units”) valued at approximately $3.4 million. Upon acquisition, the Company repaid the mortgage debt assumed of $28.6 million. Additionally, the Company acquired its partner’s 50% equity interest in a shopping center located in Leawood, Kansas for approximately $15.3 million of cash and the assumption of its partners share of $53 million of debt.

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

Dispositions

      During 2003, one of the Company’s Retail Value Program joint ventures, in which the Company has a 20% ownership interest, sold three west coast shopping centers, a 103,000 square foot property located in suburban Sacramento, California, a 109,000 square foot property located in Fullerton, California and a 208,000 square foot property located in Bellingham, Washington for approximately $57.8 million recognizing a gain of approximately $16.1 million, of which the Company’s proportionate share was $2.6 million.

      In June 2003, the Company’s Community Centers VI joint venture, in which the Company has a 50% ownership interest, sold a 211,000 square foot shopping center located in St. Louis, Missouri for approximately $22.0 million and recognized a gain of $5.2 million, of which the Company’s proportionate share was $2.6 million.

      In April 2003, one of the Company’s Retail Value Program joint ventures, in which the Company has a 24.75% ownership interest, sold a 15,000 square foot shopping center located in Kansas City, Missouri for approximately $2.6 million and recognized a gain of $0.3 million, of which the Company’s proportionate share was $0.1 million.

      In March 2003, the Company’s Community Center Joint Venture, in which the Company owns a 20% equity interest, sold a 440,000 square foot shopping center located in San Diego, California for approximately $95.0 million, recognizing a gain of $35.7 million of which the Company’s portion was $7.1 million. In November 2003, the partners in this joint venture, including the Company, sold their interest in the joint venture which owned six assets to MDT for an aggregate purchase price of $436.3 million

      In November 2003, the Company and its joint venture partner sold their interest in a joint venture which owns a shopping center in Coon Rapids, Minnesota (Note 17), to MDT for an aggregate purchase price of $61.3 million. Since the membership interests in the Company’s Community Center Joint Venture and Coon Rapids Joint Venture were transferred to MDT, the gain was recognized at the partnership level and accordingly are not reflected in the combined statements of operations reflected above. The Company recognized a gain of $27.4 million on its partnership interests. However, since the Company retained an effective 14.5% interest in MDT, the Company has deferred the recognition of $19.5 million of this gain. The aggregate gain recognized by

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the Company relating to the sale of its equity interest in these entities to MDT of $8.0 million is classified in gain on sale of joint venture interests in the consolidated statement of operations.

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

      In addition to the newly formed joint ventures discussed above, the Company’s investments in the combined condensed statements above reflect the following:

Retail Value Fund

      In February 1998, the Company and an equity affiliate of the Company entered into an agreement with Prudential Real Estate Investors (“PREI”) and formed the Retail Value Fund (the “PREI Fund”). The PREI Fund’s ownership interests in each of the projects, unless discussed otherwise, are generally structured with the Company owning (directly or through its interest in the management service company) a 24.75% limited partnership interest, PREI owning a 74.25% limited partnership interest and Coventry Real Estate Partners (“Coventry”), which is 79% owned by a consolidated entity of the Company at December 31, 2003, owning (directly or through its, interest in the management service company) a 1% general partnership interest. The PREI Fund invests in retail properties within the United States that are in need of substantial retenanting and market repositioning and may also make equity and debt investments in companies owning or managing retail properties as well as in third party development projects that provide significant growth opportunities. The retail property investments may include enclosed malls, neighborhood and community centers or other potential retail commercial development and redevelopment opportunities.

      The PREI Fund acquired six operating retail shopping centers in Kansas and Missouri in September 1999. One of these properties was sold in 2003. Also, the PREI Fund owns a 50% ownership in a property located in Deer Park, Illinois with the remaining 50% owned by a third party. The PREI Fund redeveloped a retail site in Long Beach, California that will be comprised of approximately 446,000 square feet of retail space. This center was substantially complete at December 31, 2003. In September 2003, the PREI Fund purchased a 50% interest in a property located in Austin, Texas with the remaining 50% owned by a third party. This center is substantially complete at December 31, 2003.

      In 2000, the PREI Fund entered into an agreement to acquire several properties, located in western states from Burnham Pacific Properties, Inc. (“Burnham”) with PREI owning a 79% interest, the Company owning a 20% interest and Coventry owning a 1% interest. As previously discussed above, three of these properties were sold in 2003. Ten properties were initially acquired at an aggregate cost of approximately $280 million. The Company earns fees for managing and leasing the properties. In addition, the Company and Coventry were selected by Burnham to serve as its liquidation agent pursuant to Burnham’s plan of liquidation. The liquidation portfolio initially included 42 properties aggregating 5.4 million square feet. The Company and Coventry were also selected to serve as liquidation agent for Burnham where Coventry received asset management fees and DDR received property management fees at market rates in relation to the liquidation portfolio. As of June 30, 2002, the remaining Burnham assets were transferred into a liquidating trust and as a result, the Company and Coventry are no longer providing property management services.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      As discussed above, Coventry generally owns a 1% interest in each of the PREI Fund’s investments except for the PREI Fund’s investment associated with properties acquired from Burnham. Coventry is also entitled to receive an annual asset management fee equal to 0.5% of total assets plus one-third of all profits, once the limited partners have received a 10% preferred return and all capital previously advanced. The remaining two thirds of the profits in excess of the 10% preferred return is split proportionately among the limited partners.

      With regard to the PREI Fund’s investment associated with the acquisition of shopping centers from Burnham, Coventry received a $1 million acquisition fee for services performed in conjunction with the due diligence and related closing of the acquisition in 2001. In addition, Coventry also has a 1% general partnership interest. Coventry also receives annual asset management fees equal to 0.8% of total revenue collected from these assets plus a minimum of 25% of all amounts in excess of a 10% annual preferred return to the limited partners which could increase to 35% if returns to the limited partners exceed 20%.

Management Service Companies

      In December 2003, the Company purchased the remaining 5% interest in a management service company (taxable REIT affiliate) from the Company’s Chairman of the Board and Chief Executive Officer (Notes 13 and 17).

      At December 31, 2003, this entity owns the following equity interests:

(i) A 24.75% joint venture interest in certain assets of the PREI Fund discussed above and

(ii) A 79% interest in Coventry.

      The Company also owns a 50% equity ownership interest in a management and development company in St. Louis, Missouri. Through July 2003, the Company was entitled to the first $1 million of net income and cash distributions, as defined in the agreement, on an annual basis. Currently, all profits and cash flows are split on a basis proportionate to the ownership interests.

KLA/SM Joint Venture

      In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P. (Note 17), which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $242 million. The Company has a 25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate disposition of the real estate interests held by the bankrupt estate. At December 31, 2003, the portfolio consisted of approximately 72 Service Merchandise retail sites totaling approximately 4.0 million square feet. At December 31, 2003, these sites were 51.1% occupied. In 2003, the joint venture sold 22 sites and received gross proceeds of approximately $55.0 million and recorded an aggregate gain of $5.1 million of which the Company’s proportionate share was approximately $1.3 million. In 2002, the joint venture sold 45 sites and received gross proceeds of approximately $106.5 million and recorded an aggregate gain of $4.4 million of which the Company’s proportionate share was approximately $1.1 million. The Company also earned disposition, development, management, leasing fees, and interest income aggregating $2.7 million and $2.5 million in 2003 and 2002, respectively, relating to this investment.

Additional Shopping Center Joint Ventures not addressed above — As of December 31, 2003

•	An 80% equity ownership interest in two joint ventures each owning an operating shopping property in Columbus, Ohio;

•	A 50% equity ownership interest in 10 different joint ventures, which, in the aggregate, own 14 operating shopping centers;

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

•	A 35% equity ownership interest in a joint venture, which owns an operating shopping center property in San Antonio, Texas;

•	A 10% equity ownership interest in a joint venture, which owns an operating shopping center in Kildeer, Illinois, as described above.

      As previously discussed, the Company provides property management, leasing and development services to each of the joint ventures at market rates.

Discontinued Operations

      Included in discontinued operations in the combined statements of operations for the joint ventures are the following properties sold subsequent to December 31, 2001:

•	A 24.75% interest in four properties held through the PREI Fund. Shopping center properties located in Hagerstown, Maryland; Salem, New Hampshire and Round Rock, Texas were sold in 2002. A shopping center located in Kansas City, Kansas was sold in 2003;

•	A 20% interest in three shopping center properties located in Sacramento, California; Fullerton, California and Bellingham, Washington sold in 2003;

•	A 20% interest in three properties held in the Community Center Joint Ventures. The shopping centers in Durham, North Carolina and Denver, Colorado were sold in 2002. The shopping center located in San Diego, California was sold in 2003;

•	A 50% interest in a shopping center located in St. Louis, Missouri and

•	An 83.75% interest in three former Best Product sites (two of which were disposed of in 2003 and one of which was disposed of in 2002) and

•	An approximate 25% interest in 67 Service Merchandise sites.

      The Company purchased its joint venture partner’s interest in the following shopping centers and are therefore not included in discontinued operations:

•	A 20% interest in a shopping center located in Independence, Missouri purchased in 2002;

•	A 24.75% interest through the PREI Fund in two shopping centers located in Plainville, Connecticut and San Antonio, Texas purchased in 2002;

•	A 49% interest in a shopping center acquired through the merger of JDN located in Suwanee, Georgia purchased in 2003 and

•	A 50% interest in a shopping center located in Canton, Ohio purchased in 2002.

      MDT acquired the interest in seven shopping centers owned through other joint venture interests, and accordingly these properties are not presented in discontinued operations since the Company has continuing involvement.

3. Minority Equity Investment

      The Company completed the merger with American Industrial Properties (“AIP”) following AIP shareholders’ approval of the plan of merger on May 14, 2001. AIP shareholders also approved the sale of 31 industrial assets to an affiliate of Lend Lease Real Estate Investments, Inc. (“Lend Lease”) for $292.2 million, which closed on May 14, 2001, immediately prior to the merger.

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The merger of a subsidiary of DDR (DDR Transitory Sub, Inc.) into AIP provided DDR with complete ownership of AIP’s 39 remaining properties after the sale to Lend Lease. This portfolio was comprised of 31 industrial properties, six office properties, two retail properties and 23.7 acres of undeveloped land. It is DDR’s intent to operate the assets as part of its portfolio. Through December 31, 2003, the Company sold five of these assets. From the date of the merger, the AIP assets, liabilities and operating results are consolidated in the Company’s financial statements. The Company’s effective purchase of the remaining interest in AIP through the redemption of all other shareholders, as previously described, was accounted for as a step acquisition.

      At the time of the merger, the Company owned 9,656,650 common shares in AIP representing approximately 46.0% of AIP’s total common shares. The Company’s investment prior to the merger was accounted for using the equity method of accounting. The aggregate acquisition price for the shares held by the Company exceeded the Company’s share of the historical underlying net assets of AIP by approximately $28.6 million, which was assigned principally to real estate and amortized over 40 years. Accordingly, the Company’s equity in net income from minority equity investment, prior to May 14, 2001, was adjusted to reflect the gain or loss on sale of real estate and the amortization of amounts resulting from the basis differences.

      The results of operations through May 14, 2001, the date of the merger, as reflected on the accounts of AIP were as follows (in thousands):

For the Period
January 1,
2001
to May 14,
2001

Statement of Operations
Revenues from operations	$34,029

Rental operation expenses	12,057
Depreciation and amortization expense	3,437
Restructuring costs (1)	4,920
Interest expense	7,480

27,894

Income from operations	6,135
Minority interest	(281)
Loss on sales of real estate	(2,130)

Net income	$3,724

(1)	Includes certain transaction related costs and severance charges which were incurred by AIP as a result of the Lend Lease sale and consummation of the merger with DDR.

     For the period from January 1, 2001 to May 14, 2001, the Company recorded equity in net income from minority equity investment of $1.6 million. The difference between the Company’s share in net income as reported in the financial statements of AIP is attributable to adjustments relating to depreciation and amortization and loss on sales of real estate associated with the $28.6 million basis adjustments discussed above.

4.	Acquisitions and Pro Forma Financial Information

      During the first quarter of 2003, the Company’s and JDN’s shareholders approved a definitive merger agreement pursuant to which JDN shareholders received 0.518 common shares of DDR in exchange for each share of JDN common stock on March 13, 2003. The Company issued 18.0 million common shares valued at $21.22 per share based upon the average of the closing prices of DDR common shares between October 2, 2002 and October 8, 2002, the period immediately prior to and subsequent to the announcement of the merger. The transaction initially valued JDN at approximately $1.1 billion, which included approximately $606.2 million of

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

assumed debt at fair market value and $50 million of voting preferred shares. In the opinion of management, the $50 million of preferred shares represented fair value as these shares were subsequently redeemed in September 2003 (Note 13). Through this merger, DDR acquired 102 retail assets aggregating 23 million square feet including 16 development properties comprising approximately 6 million square feet of total GLA. Additionally, DDR acquired a development pipeline of several properties. DDR engaged an appraiser to perform valuations of the real estate and certain other assets. Included in the assets acquired are the land, building and tenant improvements associated with the underlying real estate. The other assets allocation relates primarily to the value associated with in-place leases and tenant relationships of the properties (Note 7). The Company determined the in-place leases acquired approximated fair market value; therefore there was no separate allocation in the purchase price for above-market or below-market leases. The Company entered into the merger to acquire a large portfolio of assets. The revenues and expenses relating to the JDN properties are included in DDR’s historical results of operations from the date of the merger, March 13, 2003.

      A condensed balance sheet of the assets acquired with the merger with JDN as of the acquisition date is as follows (in thousands):

Assets
Real estate assets	$1,030,625
Cash and cash equivalents	9,928
Investments in and advances to joint ventures	6,750
Other assets	4,155

$1,051,458

Liabilities
Fixed rate notes	$235,000
Revolving credit facility	229,000
Mortgages and construction loans	111,852

Total indebtedness	575,852
Accounts payable and other liabilities	42,156
Operating partnership minority interest	1,524

619,532
Shareholder equity
Preferred voting shares	50,000
Common shares and paid in capital	381,926

431,926

$1,051,458

      During the year ended December 31, 2003, the Company also acquired two shopping centers, a 67% interest in a shopping center, a 25% interest in a shopping center and a 20% interest in a shopping center. Additionally, the Company acquired its partner’s 50% interest in a joint venture and another partner’s 51% interest in a joint venture. These eight properties aggregate approximately 3.3 million square feet of Company owned GLA at an initial aggregate investment of approximately $223.0 million.

      The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2003 as if the merger with JDN and the acquisition of the eight properties or partnership interests mentioned above were completed on January 1, 2002. Pro forma operating data presented for the year ended December 31, 2002 is presented as if the acquisition of the 19 properties or partnership interests acquired in 2002 and 2003, the merger with JDN, the common share offerings completed in February 2002 and the preferred share offering completed in March 2002 had occurred on January 1, 2002. Pro forma amounts include transaction costs,

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

general and administrative expenses, losses on investments and settlement costs JDN reported in its historical results of approximately $19.3 million and $8.7 million for the years ended December 31, 2003 and 2002, respectively, which management believes to be non-recurring. The 2001 unaudited supplemental pro forma information is presented as if the merger of AIP, net of the lend lease sale had occurred on January 1, 2001 and to reflect the effects of the common share offerings, the preferred share offering and the property acquisitions consummated through December 31, 2002.

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

      The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

	For the Year Ended December 31,

	2003	2002	2001

	(Unaudited)
Pro forma revenues	$509,177	$509,543	$371,203

Pro forma income from continuing operations	$161,204	$128,879	$106,937

Pro forma income (loss) from discontinued operations	$(894)	$1,545	$2,723

Pro forma net income applicable to common shareholders	$192,067	$97,659	$83,698

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$2.26	$1.13	$1.29
(Loss) income from discontinued operations	(0.01)	0.03	0.05

Net income applicable to common shareholders	$2.25	$1.16	$1.34

Diluted earning per share data:
Income from continuing operations applicable to common shareholders	$2.22	$1.12	$1.27
(Loss) income from discontinued operations	(0.01)	0.03	0.05

Net income applicable to common shareholders	$2.21	$1.15	$1.32

5.	Notes Receivable

      The Company has issued notes receivable aggregating $11.7 million, including accrued interest at December 31, 2003 and 2002. The notes are secured by certain rights in future development projects and partnership interests. The notes bear interest ranging from 10.5% to 12.0% with maturity dates ranging from payment on demand through April 2021.

      Included in notes receivable are $7.3 million of tax incremental financing bonds (“TIF Bonds”) purchased by the Company in March 2002 from the Town of Plainville, Connecticut (the “Town”). The net proceeds of the bonds were utilized by the Town to fund a portion of the city’s infrastructure associated with the development construction costs of Connecticut Commons which is owned by the Company. The bonds bear interest at 7.125% and mature in April 2021. Interest and principal are payable solely from the incremental real estate taxes paid by the shopping center pursuant to the terms of the financing agreement.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

6.	Deferred Charges

      Deferred charges consist of the following (in thousands):

	December 31,

	2003	2002

Deferred financing costs	$20,604	$13,189
Less — accumulated amortization	(8,312)	(4,179)

	$12,292	$9,010

      The Company incurred deferred finance costs aggregating $6.4 million and $6.1 million in 2003 and 2002, respectively. Deferred finance costs paid in 2003 primarily relate the Company’s unsecured revolving credit agreements, term loan (Note 8), issuance of medium term notes (Note 9) and secured financing of shopping center properties. Deferred finance costs paid in 2002 primarily relate to the Company’s unsecured revolving credit agreements (Note 8) and secured financing of shopping center properties acquired in 2002. Amortization of deferred charges was $6.5 million, $2.8 million and $2.4 million for the years ended December 2003, 2002 and 2001, respectively.

7.	Other Assets

      Other assets consist of the following (in thousands):

	December 31,

	2003	2002

Intangible Assets:
In-place leases	$4,828	$—
Tenant relations	6,051	—
Lease origination costs	2,223	—

Total intangible assets	13,102	—
Accumulated amortization	(1,633)	—

	11,469	—
Other assets	31,266	25,861

Total other assets	$42,735	$25,861

      The intangible assets relate primarily to those acquired in connection with the JDN merger (Note 4). The amortization period of the in-place leases, tenant relationships and lease origination costs is four years, 31.5 years and 14 years, respectively. Other assets consist primarily of deposits, land options and other prepaid expenses.

8.	Revolving Credit Facilities and Term Loans

      Since May 1995, the Company has maintained an unsecured revolving credit facility from a syndicate of financial institutions for which Bank One, NA serves as agent (the “Unsecured Credit Facility”). During 2003 and 2002, the Company renegotiated this facility. In 2003, the Company reduced the spread over LIBOR to 0.8%, modified certain covenants and extended the term for an additional year to May 30, 2006. At the Company’s option, the revolver may be increased from its current size of $650 million to $1.0 billion. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (0.8% at December 31, 2003). The spread is dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets, debt service coverage and fixed charge coverage. The facility also provides for a facility fee of 0.2% on the entire facility. The Unsecured Credit Facility is used to finance the acquisition and development of real estate, to

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

provide working capital and for general corporate purposes. At December 31, 2003 and 2002, total borrowings under this facility aggregated $171.0 million and $433.5 million, respectively, with a weighted average interest rate, excluding the effects of the interest rate swaps (Note 11) of 1.9% and 2.4%, respectively.

      The Company also maintains a $30 million secured revolving credit facility and a $25 million development construction facility with National City Bank (together with the $650 million Unsecured Credit Facility, the “Revolving Credit Facilities”). In 2002 and 2003, the Company amended the $30 million revolving credit facility to be consistent with the amendments made to the Unsecured Credit Facility and to extend the agreement through June 2006. In 2002, the Company amended the $25 million development construction facility to extend the facility through June 2004. The revolving $30 million credit facility is secured by certain partnership investments and the $25 million development construction facility is secured by the applicable development project(s). The Company maintains the right to reduce the $30 million revolving credit facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under these facilities bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (0.8% at December 31, 2003). The spread is dependent on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets, debt service coverage and fixed charge coverage. The $30 million revolving credit facility also provides for commitment fees of 0.15% on the unused credit amount. At December 31, 2003 and 2002, total borrowings under these facilities aggregated $35.5 million and $37.5 million, respectively, with a weighted average interest rate of 2.4% and 2.7%, respectively.

      In March 2003, in conjunction with the merger with JDN, the Company obtained a $300 million unsecured bridge facility for which Bank of America and Wells Fargo Bank serve as agents (“Unsecured Term Loan”). The proceeds from this facility were used to repay JDN’s revolving credit facility with an outstanding principal balance of $229 million at the time of the merger and JDN’s $85 million MOPPRS debt and related call option which matured on March 31, 2003. This facility bears interest at variable rates (currently LIBOR plus 1.0%) depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. This facility is subject to the same covenants associated with the Unsecured Credit Facility discussed above. The unsecured term loan has an initial maturity date of March 2004; however, the Company has the right to extend the loan for up to an additional year. At December 31, 2003, $300 million was outstanding under this facility with an interest rate of 2.1%.

      In December 2001, the Company entered into a $22.1 million, two-year, unsecured variable rate (2.7% at December 31, 2002) term loan with Wells Fargo (together with the $300 million Unsecured Term Loan, the “Term Loans”) at LIBOR plus 1.3%. This term loan was repaid in 2003.

      Total fees paid by the Company on its Revolving Credit Facilities and Term Loans in 2003, 2002 and 2001, aggregated approximately $1.7 million, $1.3 million and $1.2 million, respectively.

9.	Fixed Rate Notes

      The Company had outstanding unsecured notes of $839.0 million and $404.9 million at December 31, 2003 and 2002, respectively. Three of the notes were issued at a discount aggregating $4.6 million and $5.4 million at December 31, 2003 and 2002, respectively. The effective interest rates of these notes range from 6.2% to 8.6% per annum (excluding the effects of interest rate swaps).

      In July 2003, the Company issued $300 million of seven-year senior unsecured notes with a coupon rate of 4.625%. These notes are due August 1, 2010 and were offered at a discount of 99.843%.

      In March 2002, the Company issued $100 million of fixed rate debt with an interest rate of 7.0% (excluding the effects of interest rate swaps) due March 2007 at a discount of 99.53%. Of the total debt issued, $81.6 million was used to exchange $75.0 million of 7.13% senior notes and was accounted for as an exchange of debt instruments. The effective interest rate of this note is 8.6%. The outstanding balance of unsecured notes include a

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

fair value hedge with a recorded asset amount of approximately $5.6 million and $7.3 million at December 31, 2003 and 2002, respectively (Note 11).

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

      The above fixed rate notes have maturities ranging from July 2004 to July 2018. Interest rates ranged from approximately 4.63% to 7.5% (averaging 6.0% and 7.4% at December 31, 2003 and 2002, respectively, excluding the effects of interest rate swaps). The notes issued prior to December 31, 2001 may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements. The notes issued in 2002 and 2003 and the notes assumed with the JDN merger, aggregating $560 million, may be redeemed based upon a yield maintenance calculation. The fixed rate senior notes were issued pursuant to an indenture dated May 1, 1994, which contains certain covenants including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. Interest is paid semi-annually in arrears on May 15 and November 15.

10.	Mortgages Payable and Scheduled Principal Repayments

      At December 31, 2003, mortgages payable, collateralized by investments and real estate with a net book value of approximately $1.2 billion and related tenant leases, are generally due in monthly installments of principal and/or interest and mature at various dates through 2027. Fixed rate debt obligations, included in mortgages payable at December 31, 2003 and 2002, totaled approximately $603.1 million and $363.2 million, respectively. Fixed interest rates ranged from approximately 4.4% to 9.75% (averaging 6.5% and 7.6% at December 31, 2003 and 2002, respectively). Variable rate debt obligations totaled approximately $154.5 million and $262.6 million at December 31, 2003 and 2002, respectively. Interest rates on the variable rate debt averaged 2.6% at December 31, 2003 and 2002.

      Included in mortgage debt is $7.3 million of tax-exempt certificates with a fixed interest rate of 7.1%. As of December 31, 2003, the scheduled principal payments of the Revolving Credit Facilities, Unsecured Term Loan, fixed rate senior notes and mortgages payable (excluding the effect of the fair value hedge which was $5.6 million at December 31, 2003) for the next five years and thereafter are as follows:

Year	Amount

2004	$486,509
2005	117,612
2006	249,318
2007	213,661
2008	268,291
Thereafter	742,167

$2,077,558

      Included in principal payments are $300 million in the year 2004 and $186.5 million in the year 2006, associated with the maturing of the Unsecured Term Loan and the Revolving Credit Facilities, respectively.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

11.	Financial Instruments

      The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accruals and other liabilities:

      The carrying amounts reported in the balance sheet for these financial instruments approximated fair value because of their short term maturities. The carrying amount of straight-line rents receivable does not materially differ from its fair market value.

Notes receivable and advances to affiliates:

      The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $46.4 million and $52.9 million at December 31, 2003 and 2002, respectively, as compared to the carrying amounts of $45.4 million and $50.8 million, respectively. The carrying value of the TIF Bonds (Note 6) approximated its fair value at December 31, 2003 and 2002. The fair value of loans to affiliates are not readily determinable and have been estimated by management.

Debt:

      The carrying amounts of the Company’s borrowings under its Revolving Credit Facilities and Term Loans approximate fair value because such borrowings are at variable rates. The fair value of the fixed rate senior notes is based on borrowings with a similar remaining maturity based on the Company’s estimated interest rate spread over the applicable treasury rate. Fair value of the mortgages payable is estimated using a discounted cash flow analysis, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturities.

      Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

      Financial instruments at December 31, 2003 and 2002, with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	2003		2002

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Senior notes	$838,996	$876,555	$404,900	$410,128
Variable rate term debt	300,000	300,000	22,120	22,120
Mortgages payable	757,635	803,793	625,778	650,554

	1,896,631	1,980,348	1,052,798	1,082,802
Derivatives — interest rate swaps (see discussion below)	123	(5,068)	170	(6,997)

	$1,896,754	$1,975,280	$1,052,968	$1,075,805

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

      In June 2003, the Company entered into a $30 million interest rate swap for a two-year term effectively converting floating rate debt of a secured construction loan into fixed rate debt with an effective interest rate of 2.9%. In January 2003, the Company entered into two interest rate swaps, $50 million for a 1.5-year term and $50 million for a two-year term, effectively converting floating rate debt under the Unsecured Credit Facility into fixed rate debt with an effective weighted average interest rate of 2.67%. In March 2002, the Company entered into two reverse interest rate swap agreements, $40 million for a 2.75-year term and $60 million for a five-year term, effectively converting a portion of the outstanding fixed rate debt under the Company’s fixed rate senior notes to a variable rate of six month LIBOR. In October 2000 and January 2001, the Company entered into three interest rate swap agreements, each for two-year terms, aggregating $200 million, effectively converting a portion of the outstanding variable rate debt under the Unsecured Credit Facility to a weighted average fixed rate of approximately 6.96%. These swaps were terminated at maturity in October 2002 and January 2003.

      In November 2003, in connection with the formation of MDT, the joint venture entered into a fixed rate interest swap, which carries a notional amount of $9.1 million, and converted variable rate debt to a fixed rate of 3.5%. This swap is not an effective hedge at December 31, 2003. This swap is marked to market with the adjustments flowing through MDT’s income statement. This contract was entered into pursuant to MDT’s financial requirements.

      In May 2003, one of the Company’s joint ventures entered into a $55 million interest rate swap for a four-year term effectively converting a portion of the variable rate mortgage debt to a fixed rate of 5.78%. In March and May 2001, the Company’s joint ventures entered into three interest rate swap agreements, two at $20 million for a two-year term and one at $38 million for a three-year term, aggregating $78 million, converting a portion of the variable rate mortgage debt to a fixed rate of approximately 6.55%, 6.58% and 6.60%, respectively. Two of these swaps aggregating $40 million were terminated at maturity in May 2003. In February 2002, the Company’s joint ventures entered into an interest rate cap agreement, which matures in March 2004 and has a notional amount of $175 million, and a strike price of 4.0%.

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

      From time to time, the Company enters into interest rate swaps to convert certain fixed-rate debt obligations to a floating-rate (a “fair-value hedge”). This is consistent with the Company’s overall interest rate risk management strategy to maintain an appropriate balance of fixed rate and variable rate borrowings. Changes in the fair value of derivatives that are highly effective and that are designated and qualify as a fair-value hedge, along with changes in the fair value of the hedged liability that are attributable to the hedged risk, are recorded in current-period earnings. If hedge accounting is discontinued due to the Company’s determination that the relationship no longer qualified as an effective fair-value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged liability for changes in fair value.

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

derivative is not (or has ceased to be) highly effective as a hedge, the Company will discontinue hedge accounting on a prospective basis.

Risk Management

      The Company purchased interest rate swaps to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility or in the case of a fair value hedge to take advantage of expected lower variable rates. The Company does not utilize these arrangements for trading or speculative purposes. The principal risk to the Company through its interest rate hedging strategy is the potential inability of the financial institutions, from which the interest rate swaps were purchased, to cover all of their obligations. To mitigate this exposure, the Company purchases its interest rate swaps from major financial institutions.

Cash Flow Hedges

      As of December 31, 2003 and 2002, the aggregate fair value of the Company’s interest rate swaps was a liability of $0.4 million and $0.2 million, respectively, which is included in other liabilities in the consolidated balance sheet. For the year ended December 31, 2003 and 2002, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated statements of operations. All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reflect as a charge to earnings $0.4 million of the amount recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Fair Value Hedges

      As of December 31, 2003 and 2002, the aggregate fair value of the Company’s reverse interest rate swaps was an asset of $5.6 million and $7.3 million, respectively, which is included in other assets and senior notes in the consolidated balance sheet. For the year ended December 31, 2003 and 2002, as the critical terms of the reverse interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the consolidated statements of operations. The fair value of these reverse interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Joint Venture Derivative Instruments

      At December 31, 2003 and December 31, 2002, the Company’s joint ventures had two and three, respectively, interest rate swaps aggregating $93 million and $78 million, respectively, converting a portion of the variable rate mortgage debt to a weighted average fixed rate of approximately 5.6% and 6.58%, respectively, and an interest rate cap agreement, which matures in March 2004 and has a notional amount of $175 million, and a strike price of 4.0%. The aggregate fair value of these instruments at December 31, 2003 and 2002 was a liability of $0.7 million and $2.5 million, respectively, of which the Company’s proportionate share was $0.2 million and $0.4 million, respectively.

12.	Commitments and Contingencies

Leases

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

tenant leases, assuming no new or renegotiated leases or option extensions for such premises, for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

2004	$336,882
2005	305,674
2006	275,360
2007	246,284
2008	221,244
Thereafter	1,306,400

$2,691,844

      Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows (in thousands):

2004	$4,165
2005	4,207
2006	4,053
2007	3,884
2008	3,864
Thereafter	58,563

$78,736

      There were no capital leases in which the Company was the lessee at December 31, 2003 or 2002.

Commitments and Guarantees

      In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements for the construction of the shopping centers aggregating approximately $67.2 million as of December 31, 2003.

      As discussed in Note 2, the Company and certain equity affiliates entered into several joint ventures with various third party developers. In conjunction with certain joint venture agreements, the Company and/or its equity affiliate has agreed to fund the required capital associated with approved development projects, comprised principally of outstanding construction contracts, aggregating approximately $7.1 million as of December 31, 2003. The Company and/or its equity affiliate is entitled to receive a priority return on capital advances at rates ranging from 10.5% to 12.0%.

      In November 2003, the Company entered into an agreement with DRA Advisors, its partner in the Community Centers contributed to MDT, to pay a $0.8 million annual consulting fee for ten years for services rendered relating to the assessment of financing and strategic investment alternatives.

      In connection with the sale of one of the properties to MDT, the Company deferred the recognition of approximately $3.7 million of the gain on sale of real estate related to a shortfall agreement guarantee maintained by the Company. MDT is obligated to any shortfall amount that is caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center. The Company is obligated to pay any shortfall to the extent that is not caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center. No shortfall payments have been made on this property since the completion of construction in 1997.

      The Company provided a financial guarantee in 2001 up to its proportionate share in a joint venture investment in Long Beach, California, which is approximately $7.4 million as of December 31, 2003. The term of this guarantee extends until maturity of the construction loan on April 1, 2004. The Company becomes liable to

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

pay the guarantee only if the financial institution is unable to collect, from the joint venture, the amounts owed when the construction loan matures. No liability is recorded for amounts related to this guarantee as of December 31, 2003. The Company does not have recourse against any other party for its proportionate share of such obligation in the event of default. No assets of the Company are currently held as collateral to pay this guarantee and the Company does not believe its guarantee will be called.

      The Company has provided a letter of credit for the payment of interest of approximately $9.3 million to the holders of tax exempt floating rate certificates in connection with certain TIF bonds, the proceeds of which were loaned to an equity affiliate. The term of this letter of credit extends for 15 years, and commenced in December 2001. The Company is entitled to the positive spread, if any, between the interest expense incurred on the TIF obligation and the interest expense payable on the tax exempt certificates net of any trust expense and the letter of credit fees. However, as compensation for the Company providing the letter of credit, the Company’s equity affiliate has assigned its right to this positive spread to the Company. No liability is recorded for amounts related to this letter of credit, as of December 31, 2003. The Company has recourse against the other party in the partnership in the event of default. No assets of the Company are currently held as collateral to pay this letter of credit.

      In connection with the KLA/SM joint venture, the Company agreed to guarantee the payment of rents for various affiliates of the KLA/SM joint venture in the aggregate amount of $3.5 million over a three year period, which commenced August 2002. The Company has not recorded a liability for the guarantee as the subtenants of the KLA/SM affiliates are paying rent as due. The Company has recourse against the other party in the partnership in the event of default. No assets of the Company are currently held as collateral to pay this guarantee.

      Related to its investment in a joint venture in which the Company has a 50% equity investment, the Company has issued a letter of credit in the amount of $1.6 million to guarantee the payment of rent by a specific tenant. This letter of credit commenced in March 2000, and matures in March 2004. This guarantee arose as a result of a tenant replacement. The Company does not have a liability recorded as of December 31, 2003 related to this guarantee as the tenant is paying rent as due. The Company has recourse against the other party in the partnership in the event of default. No assets of the Company are currently held as collateral to pay this guarantee.

      In the event of any loss or the reduction in the historic tax credit allocated or to be allocated to a joint venture partner in connection with a historic commercial parcel acquired in 2002, the Company guaranteed payment in the maximum amount of $0.7 million to the other joint venture partner. The Company has a liability recorded as of December 31, 2003 related to this guarantee. The Company does not have recourse against any other party in the event of default. No assets of the Company are currently held as collateral to pay this guarantee.

      The Company entered into master lease agreements with MDT in November 2003 in connection with the transfer of four properties to the joint venture. The Company is responsible for the monthly base rent and all operating and maintenance expenses for units not yet leased as of October 31, 2003, through November 2006. At December 31, 2003, the Company’s master lease obligation totaled $1.9 million, consisting of eight master leases aggregating approximately 33,000 square feet.

      Related to the Company’s development project in another project in Long Beach, California, the Company provided a guarantee in May 2002 for the payment of all parking lot improvements and other public improvement costs in excess of the designated proceeds of the bonds on the project and any other amounts contributed by specified parties which aggregates $5.3 million. Additionally, the Company guaranteed the payment of any special taxes levied on Downtown Long Beach Waterfront District No. 6 attributable to the payment of debt service for periods prior to the completion of certain improvements related to this project. There are no assets held as collateral or liabilities recorded related to these guarantees.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Legal Matters

      In September 2001, a U.S. District Court entered a judgment in the amount of $9.0 million, plus attorneys’ fees, against the Company and three other defendants, in connection with a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company. The court awarded $4.0 million in punitive and $5.0 million in compensatory damages to the plaintiff, including interest. The other defendants included the former Chairman of the Board, who is also a significant shareholder and a director of the Company, a former executive of the Company and a real estate development partnership (the “Partnership”) owned by these two individuals. The plaintiff’s claim alleged breach of contract and fraud during the lease negotiation process that took place before and after the Company acquired the property. The Partnership sold the property to the Company in 1994.

      The verdict against the former Chairman of the Board with respect to the $5.0 million in compensatory damages and a portion of the punitive damage award in the amount of $1.0 million was overturned by the trial court judge in response to a post-trial motion. The Company’s initial post-trial motion to overturn the verdict was denied. In January 2004, the appellate court denied the Company’s appeal of the judgment. After consultation with legal counsel, the Company determined that it would not appeal the appellate court’s ruling. The Company accrued a liability of $9.2 million, representing the judgment plus accrued interest and legal costs, at December 31, 2003.

      Based on the obligations assumed by the Company in connection with the acquisition of the property and the Company’s policy to indemnify officers and employees for actions taken during the course of company business, the judgment will not be apportioned among the defendants (Note 17).

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

Minority Equity Interests

      The Company owns a majority ownership interest in a shopping center and development parcels in Utah, a shopping center in Missouri assumed with the JDN merger and a business center in Boston, Massachusetts assumed with the AIP merger. In July 2002, the Company acquired a majority ownership interest (99.79%) in five shopping centers located in Forth Worth, Texas; Dallas, Texas; Columbia, South Carolina; Birmingham, Alabama and Wichita, Kansas (Note 17). In December 2003, the Company purchased the remaining 5% interest in a management service company (Notes 2 and 17) and accordingly consolidated the ownership in a 83.75% joint venture interest in RVIP I which owns, as of December 31, 2003, two retail sites formerly occupied by Best Products and a 79% interest in Coventry. The minority partners’ equity interest in these partnerships aggregated $24.5 million and $22.0 million at December 31, 2003 and 2002, respectively.

Preferred Operating Partnership Minority Interests

      The Company held, through a consolidated partnership, a $75 million and $105 million private placement of 8.875% and 9.0%, cumulative perpetual preferred “down-REIT” preferred partnership units, respectively, (“Preferred OP Units”) with an institutional investor. In March 2003, these Preferred Units were redeemed for $175 million. The difference between the carrying amount of the Preferred OP Units of $175 million and the stated liquidation (i.e., redemption) amount of $180 million was recorded as a charge to net income applicable to

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

common shareholders. This $5.0 million charge related to the recording of the original issuance costs associated with the Preferred OP Units.

      In 1998, the Company issued $35 million of Preferred OP Units to a private investment partnership. The preferred equity securities were structured as 8.5% cumulative redeemable preferred units of a consolidated partnership. In December 2002, the preferred units were redeemed for common shares of the Company in accordance with the original terms of the agreement.

Operating Partnership Minority Interests

      At December 31, 2003 and 2002, the Company had 1,128,692 and 911,227 OP Units outstanding, respectively. These OP Units are exchangeable, under certain circumstances and at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash.

      In 2003, in conjunction with the JDN merger, the Company issued 72,279 OP Units of DDR in exchange for OP Units of JDN. The exchange rate of 0.518 per share was utilized in accordance with the merger agreement. In addition, the Company issued 145,196 OP Units in conjunction with the acquisition of a shopping center.

      In 2003 and 2002, the Company purchased 10 and 126,800, respectively, of OP Units for cash aggregating a non material amount and $2.3 million, respectively. These transactions were treated as a purchase of minority interest. The difference between the recorded amount of the minority interest and the cash paid was not material. The OP Unit holders are entitled to receive distributions, per OP Unit, equal to the per share distributions on the Company’s common shares.

Preferred Shares

      The Company’s preferred shares outstanding at December 31 are as follows (in thousands):

	2003	2002

Class C — 8.375% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 400,000 shares issued and outstanding at December 31, 2002	$—	$100,000
Class D — 8.68% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 216,000 shares issued and outstanding at December 31, 2002	—	54,000
Class F — 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at December 31, 2003 and 2002	150,000	150,000
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at December 31, 2003	180,000	—
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at December 31, 2003	205,000	—

	$535,000	$304,000

      In March 2002, the Company issued $150 million, 8.60% Preferred F Depositary Shares. Each Depositary Share represents 1/10 of a Preferred Share. The proceeds from this offering were used to redeem the Preferred A and B shares discussed below.

      In April 2002, the Company redeemed all of the outstanding 9.5% Preferred A Depositary shares each representing 1/10 of a Preferred Share and 9.44% Preferred B Depositary Shares each representing 1/10 of a Preferred Share for cash, aggregating approximately $149.8 million.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In March 2003, the Company issued $50 million, 9.375% Preferred V shares in conjunction with the JDN merger. These shares were redeemed in September 2003 (see below).

      In March 2003, the Company issued $180 million, liquidation amount, 8.0% Preferred G Depositary Shares. Each Depositary Share represents 1/10 of a Cumulative Redeemable OP Preferred Share. The proceeds from this offering were used to redeem the $180 million Preferred Units discussed above.

      In July 2003, the Company issued $205 million, liquidation amount of 7.375% Class H Depositary Shares. Each Depositary Share represents 1/20 of a 7.375% Class H Redeemable Preferred Share. Additionally, in July 2003, the Company redeemed all outstanding shares of its 8.375% Class C Depositary Cumulative Preferred Shares aggregating $100 million. In August 2003, the Company redeemed all outstanding shares of its 8.68% Class D Depositary Cumulative Preferred Shares aggregating $54 million. In September 2003, the Company redeemed all outstanding shares of its 9.375% Class V Preferred Shares aggregating $50 million. The original issuance costs of the Class C and Class D shares aggregating $5.7 million was recorded as a charge to net income applicable to common shareholders upon redemption. See discussion of Topic D-42 in Note 1 relating to the prior year restatement of the Class A and Class B redemption discussed above.

      The Class F and G depositary shares represent 1/10 of a share of their respective preferred class of shares and have a stated value of $250 per share and the Class H depositary shares represent 1/20 of a share of a preferred share and have a stated value of $500 per share. The Class F, Class G and Class H depositary shares are not redeemable by the Company prior to March 27, 2007; March 28, 2008 and July 28, 2008, respectively, except in certain circumstances relating to the preservation of the Company’s status as a REIT.

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

Common Shares

      The Company’s common shares have a $0.10 per share stated value.

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Common Shares in Treasury and Deferred Obligation

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

      In 2003, certain officers and a director of the Company completed a stock for stock option exercise and received approximately 1.2 million common shares in exchange for 720,743 common shares of the Company. The receipt of approximately 0.4 million of these common shares were deferred pursuant to a deferral plan. In addition, vesting of restricted stock grants approximating 45,000 shares of common stock of the Company were deferred. In connection with these transactions the Company recorded $8.3 million in deferred obligations.

14.	Other Income

      Other income from continuing operations was comprised of the following (in thousands):

	For the Year Ended December 31,

	2003	2002	2001

Lease terminations	$6,896	$3,913	$5,939
Structuring and financing fees	3,511	118	215
Settlement of call option	2,400	—	—
Sale of option rights	796	2,254	—
Other, primarily abandoned project costs, net	(912)	(889)	(123)

	$12,691	$5,396	$6,031

15.	Impairment Charge

      An impairment charge of $0.6 million was recorded for the year ended December 31, 2003. This charge relates to the projected loss on the potential sale of a shopping center, aggregating 64,000 square feet of GLA. This asset is not considered held for sale in accordance with SFAS 144 as not all sale considerations had been met at December 31, 2003.

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

16.	Disposition of Real Estate and Real Estate Investments and Discontinued Operations

Discontinued Operations

      Included in discontinued operations for the year ended December 31, 2003, 2002 and 2001, are twenty-one properties aggregating 1.4 million square feet. The Company did not have any properties considered as held for sale at December 31, 2003. Sixteen of these properties had been previously included in the shopping center segment and five of these centers had been previously included in the business center segment (Note 21). The operations of these properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for each of the three years ended December 31, 2003, included herein.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The operating results relating to assets sold or designated as assets held for sale after December 31, 2001 are as follows (in thousands):

	For the Year Ended December 31,

	2003	2002	2001

Revenues	$2,599	$5,932	$7,258

Expenses:
Operating	586	1,396	1,530
Impairment charge	2,040	4,730	—
Interest	485	971	1,411
Depreciation	842	1,566	1,551

	3,953	8,663	4,492

(Loss) income from discontinued operations	(1,354)	(2,731)	2,766
Gain on sale of real estate	460	4,276	—

	$(894)	$1,545	$2,766

      During 2003, the Company recorded a net gain on the sale of thirteen assets of $0.5 million. In the second quarter of 2003, the Company recorded an impairment charge of $2.0 million relating to the sale of one of these assets. This impairment charge was reclassified into discontinued operations (see table above) due to the sale of the asset in the third quarter of 2003. There was no gain or loss recognized upon the final sale of the asset.

      During the second quarter of 2002, the Company received an unsolicited offer and entered into a contract to sell a wholly owned shopping center located in Orlando, Florida and recorded a related impairment charge of approximately $4.7 million which is included in income (loss) from discontinued operations. The sale occurred in the fourth quarter of 2002.

Disposition of Real Estate and Real Estate Investments

      During 2003, the Company recorded gains on disposition of real estate and real estate investments of approximately $73.9 million. This gain relates in part to the transfer of seven shopping center assets to a 20% owned joint venture, which aggregated $25.8 million. Also included in this gain is the transfer of four shopping centers to a joint venture in which the Company effectively owns a 14.5% interest, which aggregated $41.3 million. Additionally, the Company recorded approximately $6.8 million relating to the sale of residual land.

      During 2002, the Company recorded gains on disposition of real estate and real estate investments aggregating approximately $3.4 million. This gain relates in part to the transfer of the 90% interest in the shopping center property located in Kildeer, Illinois, which resulted in a gain of $2.5 million and also land sales, which resulted in an aggregate gain of $0.9 million.

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

17.	Transactions With Related Parties

      As discussed in Note 13, the 0.21% minority interest in the five shopping centers acquired in 2002 are owned by the employees of an equity affiliate in which the Company effectively owns a 79% interest.

      As discussed in Note 2, the Company entered into the KLA/SM joint venture in March 2002 with Lubert-Adler Funds, which is owned in part by a Director of the Company.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      As discussed in Note 2, the Company entered into a joint venture with Lubert-Adler Funds, which is owned in part by a Director of the Company which was sold in connection with the MDT joint venture in November 2003. In September 1999, the Company transferred its interest in a shopping center under development in Coon Rapids, Minnesota, a suburb of Minneapolis, to a joint venture in which the Company retained a 25% economic interest. The remaining 75% economic interest was held by private equity funds (“Funds”) controlled by a Director of the Company. This director holds a 0.5% economic interest in the Funds. In 2001, the Funds reimbursed the Company $0.9 million for payment against prior advances. The Company had a management agreement and performed certain administrative functions for the joint venture pursuant to which the Company earned management, leasing and development fees of $0.6 million, $1.3 million and $0.6 million in 2003, 2002 and 2001, respectively and interest income of $1.6 million in 2001 (none in 2003 and 2002). In addition, in 2002 and 2001 the Company recognized a gain of approximately $0.4 million and $1.1 million, respectively, related to the sale of real estate to the joint venture for that portion not owned by the Company, determined utilizing the percentage of completion method. On December 31, 2001, the joint venture obtained a non-recourse loan and the Company was reimbursed approximately $21 million for all loans made to the joint venture.

      In December 2003, the Company purchased the Company’s Chairman of the Board of Directors and Chief Executive Officer’s 5% economic interest in its management service company for approximately $0.1 million, which represented the book value of the minority interest account. This entity was historically accounted for on the equity method of accounting. Upon acquisition of this interest, this entity was fully consolidated. These entities were originally structured in this format in order to meet certain REIT qualification requirements.

      In 1995, the Company entered into a lease for office space owned by one of its principal shareholders. General and administrative rental expense associated with this office space aggregated $0.6 million for each of the years ended December 31, 2003, 2002 and 2001. The Company utilizes a conference center owned by a principal shareholder and director for company sponsored events, board meetings and the annual meeting to shareholders. The Company paid $0.1 million, in 2003, 2002 and 2001, for the use of this facility.

      As discussed in Note 12, the Company assumed the liability for the Regal Cinemas judgment.

      The Company was a party to a lawsuit that involved various claims against the Company relating to certain management related services provided by the Company. The owner of the properties had entered into a management agreement with two entities (“Related Entities”) controlled by a director of the Company, to provide management services. The Company agreed to perform those services on behalf of the Related Entities and the fees paid by the owner of the properties were paid to the Company. One of the services to be provided by the Company was to obtain and maintain casualty insurance for the owner’s properties. A loss was incurred at one of the owner’s properties and the insurance company denied coverage. The Company filed a lawsuit against the insurance company. The Company entered into a settlement pursuant to which the Company paid $750,000 to the owner of the properties, and agreed to indemnify the Related Entities for any loss or damage incurred by either of the Related Entities if it were judicially determined that the owner of the property is not entitled to receive insurance proceeds under a policy obtained and maintained by the Company.

      To facilitate the settlement, the Chairman of the Board of Directors and Chief Executive Officer of the Company (“CEO”), entered into a joint venture with the principal of the owner of the properties, and the Company entered into a management agreement with the joint venture effective February 1, 2004. The CEO holds an ownership interest of approximately 25.0% of the joint venture. The Company will provide management and administrative services and will receive fees equal to 3.0% of the gross income of each property for which services are provided, but not less than $5,000 per year from each such property. The management agreement expires on February 28, 2007, unless terminated earlier at any time by the joint venture upon 30 days’ notice to the Company or by the Company upon 60 days’ notice to the joint venture.

      The Company maintains certain management agreements with various partnerships entities owned in part by the former Chairman of the Board and current Director of the Company, in which management fee and leasing

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

fee income of $0.1 million was earned in 2003, 2002 and 2001. Transactions with the Company’s equity affiliates have been described in Notes 2 and 3.

18.	Benefit Plans

Stock Option and Other Equity-Based Plans

      The Company’s stock option and equity-based award plans provide for the grant, to employees of the Company, the following: Incentive and non-qualified stock options to purchase common shares of the Company, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the award plans, awards may be granted with respect to an aggregate of not more than 10,413,806 common shares. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof (or, with respect to options granted to certain shareholders, within five years thereof). Options granted under the plans generally become exercisable one year after the date of grant as to one-third of the optioned shares, with the remaining options being exercisable over the following two-year period.

      In 2002, the shareholders approved the 2002 Equity-Based Award Plan which allows for the grant of up to 3,100,000 common shares.

      In 1997, the Board of Directors approved the issuance of 900,000 stock options to the Company’s Chief Executive Officer, which vested immediately upon issuance. In addition, 700,000 of these options, all of which were exercised in 2003, in a stock for stock option exercise (Note 13), were issued outside of a plan.

      The Company granted options to its directors. Such options were granted at the fair market value on the date of grant. Options granted generally become exercisable one-year after the date of grant as to one third of the optioned shares, with the remaining options being exercisable over the following two-year period.

      The following table reflects the stock option activity described above (in thousands):

	Number of Options			Weighted	Weighted
				Average	Average
			Executive	Exercise	Fair
	Employees	Directors	Officer	Price	Value

Balance December 31, 2000	4,022	954	700	$16.19
Granted	536	30	—	13.77	$0.84
Exercised	(477)	(820)	—	14.08
Canceled	(98)	—	—	18.84

Balance December 31, 2001	3,983	164	700	16.50
Granted	900	20	—	20.38	$2.07
Exercised	(1,132)	(20)	—	15.53
Canceled	(73)	(5)	—	18.02

Balance at December 31, 2002	3,678	159	700	17.51
Granted	892	—	—	23.52	$2.23
Exercised	(1,709)	(34)	(700)	16.13
Canceled	(76)	—	—	18.71

Balance at December 31, 2003	2,785	125	—	$20.48

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table summarizes the characteristics of the options outstanding at December 31, 2003 (in thousands):

Options Outstanding				Options Exercisable

	Outstanding	Weighted-Average		Exercisable
Range of	as of	Remaining	Weighted-Average	as of	Weighted-Average
Exercise Prices	12/31/03	Contractual Life	Exercise Price	12/31/03	Exercise Price

$11.50-$17.50	464	6.2	$13.28	314	$13.24
$17.51-$23.50	2,347	6.9	21.58	1,004	21.23
$23.51-$29.00	99	9.6	28.14	—	—

	2,910	6.9	$20.48	1,318	$19.33

      As of December 31, 2003, 2002 and 2001, 1,318; 3,119 and 3,554 options (in thousands), respectively, were exercisable. The weighted average exercise prices of these exercisable options were $19.33, $17.47 and $17.53 at December 31, 2003, 2002 and 2001, respectively.

      In 2000, the Board of Directors approved a grant of 30,000 Performance Units to the Company’s Chief Executive Officer. The 30,000 Performance Units granted will be converted to common share equivalents ranging from 30,000 to 200,000 common shares based on the annualized total shareholders’ return for the five-year period ending December 31, 2004. In 2002, the Board of Directors approved grants aggregating 70,000 Performance Units to the Company’s Chief Executive Officer, President and Executive Vice President. The 70,000 Performance Units granted in 2002 will be converted to common share equivalents ranging from 70,000 to 466,666 Common Shares based on the annualized total shareholders’ return for the five-year period ending December 31, 2006. In 2001, 2002 and 2003, the Board of Directors approved a grant of 80,633; 120,508 and 103,139 restricted shares of common stock, respectively, to several executives and outside directors of the Company. The restricted stock grants vest in equal annual amounts over a five-year period for the Company’s executives and over a three-year period for the outside directors of the Company. These grants have a weighted average fair value at the date of grant ranging from $13.333 to $23.00, which was equal to the market value of the Company’s stock at the date of grant. During 2003, 2002 and 2001, approximately $5.0 million, $2.2 million and $1.2 million, respectively, was charged to expense associated with awards under the equity-based award plans relating to restricted stock and Performance Units.

      The Company applies APB 25, “Accounting for Stock Issued to Employees” in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Assuming application of the fair value method pursuant to SFAS 123, the compensation cost, which is required to be charged against income for all of the above mentioned plans, was $5.2 million, $2.5 million and $2.1 million for 2003, 2002 and 2001, respectively. The amounts charged to expense are presented in the aforementioned paragraph. See Note 1 for pro forma presentation.

      For purposes of the pro forma presentation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model using the following assumptions:

For the Year Ended December 31,

	2003	2002	2001

Risk free interest rate (range)	1.8%-3.1%	2.6%-5.4%	4.0%-5.5%
Dividend yield (range)	5.5%-7.5%	6.6%-8.0%	10.8%-12.5%
Expected life (range)	4-6 yrs.	4-8 yrs.	4-10 yrs.
Expected volatility (range)	22.9%-24.6%	21.4%-26.1%	22.5%-26.4%

401(k) Plan

      The Company has a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company, which permits participants to defer up to a maximum of 15% of their compensation. In 2001, the

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Company matched 25% of an employee’s contribution up to a maximum of 6% of an employee’s annual compensation, after deducting contributions, if any, made in conjunction with the Company’s 401(k) plan. Effective January 1, 2002, the Company matched the first 3% of the participant’s contributions at an amount equal to 50% of the participant’s elective deferrals and the second 3% of the participant’s contributions at an amount equal to 25% of the participants elective deferrals for the plan year. Effective January 1, 2003, the Company matched the participants contribution in an amount equal to 50% of the participants elective deferral for the plan year up to a maximum of 6% of a participant’s annual compensation. The Company’s plan allows for the Company to also make additional discretionary contributions. No discretionary contributions have been made. Employees’ contributions are fully vested and the Company’s matching contributions vest 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company funds all matching contributions with cash. The Company’s contributions for the plan year ended December 31, 2003, 2002 and 2001 were $0.4 million, $0.2 million and $0.1 million, respectively. The 401(k) plan is fully funded at December 31, 2003.

Elective Deferred Compensation Plan

      The Company has a non-qualified elective deferred compensation plan for certain key executives which permits eligible employees to defer up to 100% of their compensation. In 2001, the Company matched 25% of an employee’s contribution up to a maximum of 6% of an employee’s annual compensation, after deducting contributions, if any, made in conjunction with the Company’s 401(k) plan. Effective January 1, 2002, the Company matched the first 3% of the participant’s contribution at an amount equal to 50% of the participant’s elective deferrals and the second 3% of the participant’s contributions at an amount equal to 25% of the participant’s elective deferral for the plan year. Effective January 1, 2003, the Company matched the participants contribution in an amount equal to 50% of the participants elective deferral for the plan year up to a maximum of 6% of a participants annual compensation after deducting contributions, if any, made in conjunction with the Company’s 401(k) plan. Deferred compensation charged to expense related to an employee contribution is fully vested. Deferred compensation charged to expense related to the Company’s matching contribution vests 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company’s contribution for the years ended December 31, 2003, 2002 and 2001 was $0.1 million, $0.1 million and $0.03 million, respectively. At December 31, 2003, 2002 and 2001, deferred compensation under this plan aggregated approximately $6.0 million, $1.5 million and $1.3 million, respectively. The plan is fully funded at December 31, 2003.

Equity Deferred Compensation Plan

      In 2003, the Company established the Developers Diversified Realty Corporation Equity Deferred Compensation Plan, a non-qualified compensation plan, for certain key executives and directors of the Company to allow for the deferral of receipt of common stock of the Company with respect to eligible equity awards. See Note 13 regarding the deferral of stock to this plan. At December 31, 2003, there were 0.5 million common shares of the Company in the plan valued at $15.6 million. The Plan is fully funded at December 31, 2003.

Other Compensation

      During the fourth quarter of 2003 and 2002, the Company recorded a $0.9 million and $2.0 million charge, respectively, as additional compensation to the Company’s Chairman of the Board of Directors and Chief Executive Officer, relating to an incentive compensation agreement associated with the Company’s investment in the Retail Value Fund Program. Pursuant to this agreement the Company’s Chairman and Chief Executive Officer is entitled to receive up to 25% of the distributions made by Coventry (Note 2), providing the Company achieves certain performance thresholds in relation to Funds From Operations growth and/or total shareholder return.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

19. Earnings and Dividends Per Share

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

	For the Year Ended December 31,

	As Adjusted

	2003	2002	2001

	(in thousands, except per share amounts)
Income from continuing operations	$167,223	$96,996	$71,309
Add: Gain on disposition of real estate and real estate investments	73,932	3,429	18,297
Less: Preferred stock dividends	(40,495)	(27,058)	(27,262)
Write-off of original issuance costs associated with preferred operating partnership units and preferred shares redeemed	(10,710)	—	—
Adjustment for effect of a change in accounting principle that is applied retroactively (Note 1)	—	(5,544)	—

Basic EPS – Income from continuing operations applicable to common shareholders	189,950	67,823	62,344
Add: Operating partnership minority interests	1,769	—	—

Diluted – Income from continuing operations applicable to common shareholders	$191,719	$67,823	$62,344

Number of Shares:
Basic – average shares outstanding	81,903	63,807	55,186
Effect of dilutive securities:
Stock options	1,131	954	593
Operating partnership minority interests	1,078	—	—
Restricted stock	76	76	55

Diluted – average shares outstanding	84,188	64,837	55,834

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$2.32	$1.07	$1.13
(Loss) income from discontinued operations	(0.01)	0.02	0.05

Net income applicable to common shareholders	$2.31	$1.09	$1.18

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$2.28	$1.05	$1.12
(Loss) income from discontinued operations	(0.01)	0.02	0.05

Net income applicable to common shareholders	$2.27	$1.07	$1.17

      Options to purchase 2,909,958; 4,536,853 and 4,846,825 shares of common stock were outstanding at December 31, 2003, 2002 and 2001, respectively (Note 17), a portion of which has been reflected above using the treasury stock method. Options aggregating 520,500 and 1,168,000 were antidilutive at December 31, 2002 and 2001, respectively (none were antidilutive in 2003).

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Basic average shares outstanding do not include restricted shares totaling 209,684; 190,455 and 137,719 respectively, were not vested at December 31, 2003, 2002 and 2001 and consequently, were not included in the computation of basic EPS for all years presented (Note 17).

      For certain joint ventures where the joint venture partner has the right to convert its interest in the partnership to common shares of the Company or cash, at the election of the Company, it is the Company’s intent to settle these conversions, if any, in cash.

      The exchange into common stock of the minority interests, associated with OP Units, was not included in the computation of diluted EPS for 2002 and 2001 because the effect of assuming conversion was antidilutive (Note 13).

      The redemption of the $35 million Preferred OP Units, including those exercisable through the exercise of the warrant into common shares, was not included in the computation of diluted EPS for 2001 and 2002 because the effect was antidilutive or they were considered contingently issuable through the redemption date (Note 13).

20. Federal Income Taxes

      The Company elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its stockholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. As the Company distributed sufficient taxable income for the three years ended December 31, 2003, no U.S. Federal income or excise taxes were incurred.

      If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, the Company has three taxable REIT subsidiaries that generate taxable income from non-REIT activities and are subject to federal, state and local income taxes.

      The tax basis of assets and liabilities exceeds the amounts reported in the accompanying financial statements by approximately $37 million, $162 million and $136 million at December 31, 2003, 2002 and 2001, respectively.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following represents the combined activity of all of the Company’s taxable REIT subsidiaries. The disclosure of the majority of the amounts in 2003 and all of the amounts in 2002 and 2001 relate to entities recorded on the equity method of accounting until December 31, 2003 (in thousands):

	For the Year Ended December 31,

	2003	2002	2001

Book (loss) income before income taxes	$(6,168)	$3,941	$(3,765)

Components of income tax expense (benefit) are as follows:
Current:
Federal	(457)	1,691	187
State and local	(67)	249	27

	(524)	1,940	214
Deferred:
Federal	(591)	351	—
State and local	(87)	51	—

	(678)	402	—

Total (benefit) expense	$(1,202)	$2,342	$214

      The differences between total income tax expense or benefit and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows (in thousands):

	For the Year Ended December 31,

	2003	2002	2001

Statutory rate of 34% applied to pre-tax (loss) income	$(2,097)	$1,340	$(1,280)
Effect of state and local income taxes, net of federal tax benefit	(308)	197	(188)
Valuation allowance increase (decrease)	3,454	(1,432)	1,682
Other	(2,251)	2,237	—

Total (benefit) expense	$(1,202)	$2,342	$214

Effective tax rate	19.49%	59.43%	(5.68)%

      Deferred tax assets and liabilities of the Company’s taxable REIT subsidiaries were as follows (in thousands):

	For the Year Ended December 31,

	2003	2002	2001

Deferred tax assets (1)	$48,706	$1,484	$3,264
Deferred tax liabilities	(1,534)	(1,177)	(567)
Valuation allowance (1)	(47,451)	(1,264)	(2,697)

Net deferred tax asset (liability)	$(279)	$(957)	$—

(1)	The majority of the deferred tax assets and valuation allowance is attributable to interest expense subject to limitations and basis differential in assets due to purchase price accounting.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Reconciliation between GAAP net income to taxable income is as follows (in thousands):

	For the Year Ended December 31,

	2003	2002	2001

GAAP net income	$240,261	$101,970	$92,372
Add: Book depreciation and amortization (1)	34,725	34,142	36,154
Less: Tax depreciation and amortization (1)	(60,832)	(25,219)	(27,096)
Book/tax differences on gains/losses from capital transactions	(23,371)	(600)	(1,086)
Joint venture equity in earnings, net (1)	(40,766)	8,084	(4,872)
Dividends from subsidiary REIT investments	37,750	9,500	—
Deferred income	(7,200)	1,926	2,883
Compensation expense	3,832	(4,410)	(5,662)
Legal judgment	9,190	—	—
Miscellaneous book/tax differences, net	(8,589)	749	218

Taxable income before adjustments	185,000	126,142	92,911
Less: Capital gains	(73,572)	(9,782)	(14,417)

Taxable income subject to the 90% dividend requirement	$111,428	$116,360	$78,494

(1)	Depreciation expense from majority-owned subsidiaries and affiliates where the Company has financial and operating control, which are consolidated for financial reporting purposes, but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings, net.”

     Reconciliation between cash dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,

	2003	2002	2001

Cash dividends paid	168,918	$122,841	$108,212
Less: Dividends designated to prior year	(3,475)	(174)	(15,475)
Plus: Dividends designated from the following year	19,557	3,475	174
Less: Portion designated capital gain distribution	(73,572)	(9,782)	(14,417)

Dividends paid deduction	$111,428	$116,360	$78,494

      Characterization of distributions is as follows (in thousands):

	For the Year Ended
	December 31,

	2003	2002	2001

Ordinary income	$1.05	$1.44	$1.04
Capital gains	0.43	0.10	0.12
Unrecaptured Section 1250 gain	0.26	0.02	0.07

	$1.74	$1.56	$1.23

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      A portion of the fourth quarter dividends for each of the years ended December 31, 2003, 2002 and 2001 have been allocated and reported to shareholders in the subsequent year. Dividends per share reported to shareholders for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

		Gross Ordinary	Capital Gain	Total
2003 Dividends	Date Paid	Income	Distributions	Dividends

4th quarter 2002	01/06/03	$0.19	$0.14	$0.33
1st quarter	04/07/03	0.25	0.16	0.41
2nd quarter	07/07/03	0.25	0.16	0.41
3rd quarter	10/06/03	0.25	0.16	0.41
4th quarter	01/05/04	0.11	0.07	0.18

		$1.05	$0.69	$1.74

		Gross Ordinary	Capital Gain	Total
2002 Dividends	Date Paid	Income	Distributions	Dividends

4th quarter 2001	01/07/02	$0.34	$0.03	$0.37
1st quarter	04/08/02	0.35	0.03	0.38
2nd quarter	07/08/02	0.35	0.03	0.38
3rd quarter	10/07/02	0.35	0.03	0.38
4th quarter	01/06/03	0.05	0.00	0.05

		$1.44	$0.12	$1.56

		Gross Ordinary	Capital Gain	Total
2001 Dividends	Date Paid	Income	Distributions	Dividends

4th quarter 2000	01/04/01	$0.11	$0.01	$0.12
1st quarter	04/07/01	0.31	0.06	0.37
2nd quarter	07/03/01	0.31	0.06	0.37
3rd quarter	10/02/01	0.31	0.06	0.37
4th quarter	01/07/02	—	—	—

		$1.04	$0.19	$1.23

21. Segment Information

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

      The shopping center segment consists of 346 shopping centers including 126 owned through joint ventures in 44 states aggregating approximately 54.0 million square feet of Company-owned GLA. These shopping centers range in size from approximately 10,000 square feet to 750,000 square feet of Company-owned GLA. The business center segment consists of 34 business centers in 11 states aggregating approximately 3.9 million square feet of Company-owned GLA. These business centers range in size from approximately 10,000 square feet to 330,000 square feet of Company-owned GLA.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The table below presents information about the Company’s reportable segments for the year ended December 31, 2003, 2002 and 2001 (in thousands).

	2003

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$35,240	$440,857		$476,097
Operating expenses	(11,489)	(110,273)		(121,762)

	23,751	330,584		354,335
Unallocated expenses (A)			$(234,664)	(234,664)
Equity in net income of joint ventures		44,967		44,967
Gain on sale of joint venture interests		7,950		7,950
Minority interests			(5,365)	(5,365)

Income from continuing operations				$167,223

Total real estate assets	$266,104	$3,618,807		$3,884,911

	2002

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$35,979	$318,867		$354,846
Operating expenses	(11,350)	(75,269)		(86,619)

	24,629	243,598		268,227
Unallocated expenses (A)			$(182,430)	(182,430)
Equity in net income of joint ventures		32,769		32,769
Minority interests			(21,570)	(21,570)

Income from continuing operations				$96,996

Total real estate assets	$276,425	$2,527,631		$2,804,056

	2001

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues (B)	$23,542	$291,439		$314,981
Operating expenses (B)	(7,011)	(63,150)		(70,161)

	16,531	228,289		244,820
Unallocated expenses (A)			$(170,569)	(170,569)
Equity in net income of joint ventures and minority equity investment	1,550	17,010		18,560
Minority interests			(21,502)	(21,502)

Income from continuing operations				$71,309

Total real estate assets	$274,599	$2,219,066		$2,493,665

(A)	Unallocated expenses consist of general and administrative, interest, impairment charge and depreciation and amortization as listed in the consolidated statements of operations.

(B)	Reflects operating activity for the AIP properties for the period May 15, 2001 through December 31, 2001.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

22. Subsequent Events

      In January 2004, the Company issued $275 million of five-year unsecured senior notes with a coupon rate of 3.875%. Net proceeds from this offering of approximately $272.2 million were used to repay approximately $104 million of variable rate mortgage debt, $150 million of the Company’s unsecured term debt associated with the JDN merger, and the balance was used to repay revolving credit facilities.

      In January 2004, the restricted cash attributed to the sale of one of the Company’s wholly owned shopping centers, aggregating approximately $94.5 million, was released due to the decision to no longer pursue a like-kind exchange. After the release of these funds, approximately $4.8 million remains in restricted cash in anticipation of the completion of a like-kind exchange.

      In February 2004, the Company paid Regal Cinemas $8.7 million, representing the amount of the judgment and accrued interest, in connection with a legal settlement which was accrued as of December 31, 2003. (Note 12).

23.	Quarterly Results of Operations (Unaudited)

      The following table sets forth the quarterly results of operations, restated for discontinued operations, for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total

2003:
Revenues as reported in Form 10-Q’s filed in 2003	$103,391	$123,799	$124,177
Revenues of sold properties transferred to discontinued operations	(828)	(577)	(254)

Revenues	102,563	123,222	123,923	$126,389	$476,097
Net income	38,385	68,402	41,988	91,486	240,261
Net income applicable to common shareholders	26,510	57,140	24,525	80,881	189,056
Basic:
Net income per common share	$0.38	$0.67	$0.29	$0.94	$2.31
Weighted average number of shares	70,087	85,032	85,997	86,206	81,903
Diluted:
Net income per common share	$0.37	$0.66	$0.28	$0.92	$2.27
Weighted average number of shares	71,218	87,667	87,066	88,414	84,188

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	First	Second	Third	Fourth	Total

		As adjusted
		(Note 1)
2002:
Revenues as reported in Form 10-Q’s filed in 2003	$85,421	$84,774	$91,623
Revenues of sold properties transferred to discontinued operations	(476)	(43)	(183)

Revenues	84,945	84,731	91,440	$93,730	$354,846
Net income	23,931	23,244	25,178	29,617	101,970
Net income applicable to common shareholders	16,936	10,618	18,687	23,127	69,368
Basic:
Net income per common share	$0.28	$0.16	$0.29	$0.36	$1.09
Weighted average number of shares	60,992	64,442	64,712	65,029	63,807
Diluted:
Net income per common share	$0.27	$0.16	$0.28	$0.35	$1.07
Weighted average number of shares	61,888	65,593	65,761	65,967	64,837

SCHEDULE II

DEVELOPERS DIVERSIFIED REALTY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the years ended December 31, 2003, 2002 and 2001
(In thousands)

	Balance at				Balance at
	Beginning of	Charged			End of
	Year	to Expense	Deductions		Year

Year ended December 31, 2003
Allowance for uncollectible accounts	$6,824	$6,135	$(50,328	)*	$63,287

Year ended December 31, 2002
Allowance for uncollectible accounts	$5,646	$5,854	$4,676		$6,824

Year ended December 31, 2001
Allowance for uncollectible accounts	$4,967	$2,776	$2,097		$5,646

*	Includes approximately $47.2 million of reserves associated with the JDN merger, $42.6 million of which includes a valuation allowance associated with a deferred tax asset.

Developers Diversified Realty Corporation

Real Estate and Accumulated Depreciation
December 31, 2003
(In thousands)
Schedule III

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Depreciation
	Land	Improvements	Improvements	Land	Improvements	Total	Accumulated

Brandon, FL	$0	$4,111	$0	$0	$6,199	$6,199	$4,372
Stow, OH	1,036	9,028	0	993	22,827	23,820	6,375
Fern Park, FL (Orlando)	446	303	97	446	465	911	333
Plainville, CT	19,103	38,957	0	19,103	38,957	58,060	1,899
Westlake, OH	424	3,803	203	424	9,969	10,393	4,413
Waterbury, CT	0	3,048	0	0	3,227	3,227	3,102
E. Norriton, PA	80	4,698	233	80	8,520	8,600	5,024
Palm Harbor, FL	1,137	4,089	0	1,137	4,175	5,312	1,217
Tarpon Springs, FL	248	7,382	81	244	12,112	12,356	8,056
Bayonet Pt., FL	2,113	8,181	128	2,169	10,837	13,006	5,333
Starkville, MS	1,271	8,209	0	1,112	9,744	10,856	2,824
Gulfport, MS	8,795	36,370	0	8,795	36,370	45,165	1,060
Tupelo, MS	2,282	14,979	0	2,213	17,688	19,901	4,663
Jacksonville, FL	3,005	9,425	0	3,028	9,613	12,641	2,717
Brunswick, MA	3,836	15,459	0	3,842	18,400	22,242	3,832
Oceanside, CA	0	10,643	0	0	13,771	13,771	1,051
Reno, NV	0	366	0	0	727	727	45
Everett, MA	9,311	44,647	0	9,311	49,282	58,593	3,817
Salisbury, MD	1,531	9,174	0	1,531	9,359	10,890	1,209
Coon Rapids, MN	3,050	23,634	0	3,050	23,634	26,684	0
Atlanta, GA	475	9,374	0	475	9,968	10,443	3,266
Jackson, MS	4,190	6,783	0	4,190	6,783	10,973	189
Saltillo, MS	2,217	4,132	0	2,217	4,132	6,349	115
Gadsen, AL	322	965	0	322	965	1,287	27
Jackson, MS (Metro)	622	2,271	0	622	2,271	2,893	63
Oxford, MS	1,288	2,487	0	1,288	2,487	3,775	69
Opelika, AL	3,183	11,666	0	3,183	11,666	14,849	321
Scottsboro, AL	788	2,781	0	788	2,781	3,569	77
Brandon, FL (Village)	7,005	8,531	0	7,005	8,531	15,536	240
Brandon, FL (Plaza)	2,781	17,104	0	2,781	17,104	19,885	452
Gulf Breeze, FL	2,485	2,214	0	2,485	2,214	4,699	63
Ocala, FL	1,916	3,893	0	1,916	3,893	5,809	108
Tallahassee, FL	1,881	2,956	0	1,881	2,956	4,837	8
Canton, GA (Riverplace)	5,087	5,245	0	5,087	5,245	10,332	148
Canton, GA (Riverpointe)	2,627	2,859	0	2,627	2,859	5,486	81
Cartersville, GA	4,572	4,510	0	4,572	4,510	9,082	127
Chamblee, GA	5,862	5,971	0	5,862	5,971	11,833	169
Cumming, GA (Marketplace)	14,255	23,653	0	14,255	23,653	37,908	644
Douglasville, GA	3,856	9,625	0	3,856	9,625	13,481	266

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

Brandon, FL	$1,827
Stow, OH	17,445
Fern Park, FL (Orlando)	578
Plainville, CT	56,161
Westlake, OH	5,980
Waterbury, CT	125
E. Norriton, PA	3,576
Palm Harbor, FL	4,095
Tarpon Springs, FL	4,300
Bayonet Pt., FL	7,673
Starkville, MS	8,032
Gulfport, MS	44,105
Tupelo, MS	15,238
Jacksonville, FL	9,924
Brunswick, MA	18,410
Oceanside, CA	12,720
Reno, NV	682
Everett, MA	54,776
Salisbury, MD	9,681
Coon Rapids, MN	26,684
Atlanta, GA	7,177
Jackson, MS	10,784
Saltillo, MS	6,234
Gadsen, AL	1,260
Jackson, MS (Metro)	2,830
Oxford, MS	3,706
Opelika, AL	14,528
Scottsboro, AL	3,492
Brandon, FL (Village)	15,296
Brandon, FL (Plaza)	19,433
Gulf Breeze, FL	4,636
Ocala, FL	5,701
Tallahassee, FL	4,829
Canton, GA (Riverplace)	10,184
Canton, GA (Riverpointe)	5,405
Cartersville, GA	8,955
Chamblee, GA	11,664
Cumming, GA (Marketplace)	37,264
Douglasville, GA	13,215

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

Brandon, FL	$0	S/L 30	1972(C)
Stow, OH	0	S/L 30	1969(C)
Fern Park, FL (Orlando)	0	S/L 30	1970(C)
Plainville, CT	0	S/L 31.5	2002(A)
Westlake, OH	0	S/L30	1974(C)
Waterbury, CT	0	S/L 30	1973(C)
E. Norriton, PA	0	S/L 30	1975(C)
Palm Harbor, FL	0	S/L 31.5	1995(A)
Tarpon Springs, FL	0	S/L 30	1974(C)
Bayonet Pt., FL	5,327	S/L 30	1985(C)
Starkville, MS	0	S/L 31.5	1994(A)
Gulfport, MS	0	S/L 31.5	2003(A)
Tupelo, MS	12,025	S/L 31.5	1994(A)
Jacksonville, FL	6,900	S/L 31.5	1995(A)
Brunswick, MA	0	S/L 30	1973(C)
Oceanside, CA	0	S/L 31.5	2000(C)
Reno, NV	0	S/L 31.5	2000(C)
Everett, MA	0	S/L 31.5	2001(C)
Salisbury, MD	0	S/L 31.5	1999(A)
Coon Rapids, MN	26,615	S/L 31.5	2002(C)
Atlanta, GA	0	S/L 31.5	1994(A)
Jackson, MS	0	S/L 31.5	2003(A)
Saltillo, MS	0	S/L 31.5	2003(A)
Gadsen, AL	0	S/L 31.5	2003(A)
Jackson, MS (Metro)	0	S/L 31.5	2003(A)
Oxford, MS	0	S/L 31.5	2003(A)
Opelika, AL	0	S/L 31.5	2003(A)
Scottsboro, AL	0	S/L 31.5	2003(A)
Brandon, FL (Village)	0	S/L 31.5	2003(A)
Brandon, FL (Plaza)	0	S/L 31.5	2003(A)
Gulf Breeze, FL	0	S/L 31.5	2003(A)
Ocala, FL	0	S/L 31.5	2003(A)
Tallahassee, FL	0	S/L 31.5	2003(A)
Canton, GA (Riverplace)	0	S/L 31.5	2003(A)
Canton, GA (Riverpointe)	0	S/L 31.5	2003(A)
Cartersville, GA	0	S/L 31.5	2003(A)
Chamblee, GA	0	S/L 31.5	2003(A)
Cumming, GA (Marketplace)	0	S/L 31.5	2003(A)
Douglasville, GA	0	S/L 31.5	2003(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2003
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Depreciation
	Land	Improvements	Improvements	Land	Improvements	Total	Accumulated

Cumming, GA (Pinetree)	3,441	1,917	0	3,441	1,917	5,358	55
Athens, GA	1,649	2,084	0	1,649	2,084	3,733	58
FT. Oglethorpe, GA	1,395	2,517	0	1,395	2,517	3,912	70
Lawrenceville, GA	3,220	5,208	0	3,220	5,208	8,428	146
Griffin, GA	138	2,638	0	138	2,638	2,776	72
Columbus, GA	4,220	8,159	0	4,220	8,159	12,379	227
Fayetteville, GA	339	0	0	339	0	339	0
Lafayette, GA	1,493	2,572	0	1,493	2,572	4,065	72
Lagrange, GA	142	390	0	142	390	532	11
Lilburn, GA (Five Forks)	3,274	4,886	0	3,274	4,886	8,160	136
Loganville, GA	4,867	5,507	0	4,867	5,507	10,374	155
Madison, GA	1,816	2,297	0	1,816	2,297	4,113	64
Marietta, GA	1,989	1,641	0	1,989	1,641	3,630	47
Newnan, GA	2,632	11,063	0	2,632	11,063	13,695	305
Peachtree City, GA	3,483	3,460	0	3,483	3,460	6,943	98
Stockbridge, GA (Freeway)	963	1,911	0	963	1,911	2,874	53
Suwanee, GA	5,321	2,936	0	5,321	2,936	8,257	85
Union City, GA	2,288	6,246	0	2,288	6,246	8,534	173
Tucker, GA	1,121	10,299	0	1,121	10,299	11,420	271
Warner Robins, GA	5,977	7,459	0	5,977	7,459	13,436	209
Woodstock, GA	2,022	8,440	0	2,022	8,440	10,462	233
Asheville, NC	6,896	12,714	0	6,896	12,714	19,610	354
Fayetteville, NC	8,524	10,627	0	8,524	10,627	19,151	261
Hendersonville, NC	2,049	1,718	0	2,049	1,718	3,767	49
Charleston, SC	3,479	9,850	0	3,479	9,850	13,329	272
Denver, CO (University)	20,733	22,818	0	20,733	22,818	43,551	643
Irving, TX	4,980	12,336	0	4,980	12,336	17,316	323
Sumter, SC	113	600	0	113	600	713	17
Chattanooga, TN	1,845	13,214	0	1,845	13,214	15,059	363
Columbia, TN	2,344	3,862	0	2,344	3,862	6,206	108
Farragut, TN	1,390	3,291	0	1,390	3,291	4,681	91
Franklin, TN	596	686	0	596	686	1,282	19
Goodlettsville, TN	3,530	3,624	0	3,530	3,624	7,154	102
Memphis, TN	2,034	3,726	0	2,034	3,726	5,760	104
Hendersonville, TN	3,743	9,268	0	3,743	9,268	13,011	257
Murfreesboro, TN (Memorial)	1,462	4,355	0	1,462	4,355	5,817	120
Murfreesboro, TN (Towne)	4,117	9,072	0	4,117	9,072	13,189	252
Nashville, TN	6,559	11,499	0	6,559	11,499	18,058	320
Monaca, PA	10,620	9,790	0	10,620	9,790	20,410	266
Chester, VA	10,780	4,752	0	10,780	4,752	15,532	140

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

Cumming, GA (Pinetree)	5,303
Athens, GA	3,675
FT. Oglethorpe, GA	3,842
Lawrenceville, GA	8,282
Griffin, GA	2,704
Columbus, GA	12,152
Fayetteville, GA	339
Lafayette, GA	3,993
Lagrange, GA	521
Lilburn, GA (Five Forks)	8,024
Loganville, GA	10,219
Madison, GA	4,049
Marietta, GA	3,583
Newnan, GA	13,390
Peachtree City, GA	6,845
Stockbridge, GA (Freeway)	2,821
Suwanee, GA	8,172
Union City, GA	8,361
Tucker, GA	11,149
Warner Robins, GA	13,227
Woodstock, GA	10,229
Asheville, NC	19,256
Fayetteville, NC	18,890
Hendersonville, NC	3,718
Charleston, SC	13,057
Denver, CO (University)	42,908
Irving, TX	16,993
Sumter, SC	696
Chattanooga, TN	14,696
Columbia, TN	6,098
Farragut, TN	4,590
Franklin, TN	1,263
Goodlettsville, TN	7,052
Memphis, TN	5,656
Hendersonville, TN	12,754
Murfreesboro, TN (Memorial)	5,697
Murfreesboro, TN (Towne)	12,937
Nashville, TN	17,738
Monaca, PA	20,144
Chester, VA	15,392

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

Cumming, GA (Pinetree)	0	S/L 31.5	2003(A)
Athens, GA	0	S/L 31.5	2003(A)
FT. Oglethorpe, GA	0	S/L 31.5	2003(A)
Lawrenceville, GA	0	S/L 31.5	2003(A)
Griffin, GA	0	S/L 31.5	2003(A)
Columbus, GA	0	S/L 31.5	2003(A)
Fayetteville, GA	0	S/L 31.5	2003(A)
Lafayette, GA	0	S/L 31.5	2003(A)
Lagrange, GA	0	S/L 31.5	2003(A)
Lilburn, GA (Five Forks)	0	S/L 31.5	2003(A)
Loganville, GA	0	S/L 31.5	2003(A)
Madison, GA	0	S/L 31.5	2003(A)
Marietta, GA	0	S/L 31.5	2003(A)
Newnan, GA	0	S/L 31.5	2003(A)
Peachtree City, GA	0	S/L 31.5	2003(A)
Stockbridge, GA (Freeway)	0	S/L 31.5	2003(A)
Suwanee, GA	0	S/L 31.5	2003(A)
Union City, GA	0	S/L 31.5	2003(A)
Tucker, GA	0	S/L 31.5	2003(A)
Warner Robins, GA	0	S/L 31.5	2003(A)
Woodstock, GA	0	S/L 31.5	2003(A)
Asheville, NC	0	S/L 31.5	2003(A)
Fayetteville, NC	0	S/L 31.5	2003(A)
Hendersonville, NC	0	S/L 31.5	2003(A)
Charleston, SC	0	S/L 31.5	2003(A)
Denver, CO (University)	29,370	S/L 31.5	2003(A)
Irving, TX	0	S/L 31.5	2003(A)
Sumter, SC	0	S/L 31.5	2003(A)
Chattanooga, TN	0	S/L 31.5	2003(A)
Columbia, TN	0	S/L 31.5	2003(A)
Farragut, TN	0	S/L 31.5	2003(A)
Franklin, TN	0	S/L 31.5	2003(A)
Goodlettsville, TN	0	S/L 31.5	2003(A)
Memphis, TN	0	S/L 31.5	2003(A)
Hendersonville, TN	9,676	S/L 31.5	2003(A)
Murfreesboro, TN (Memorial)	0	S/L 31.5	2003(A)
Murfreesboro, TN (Towne)	0	S/L 31.5	2003(A)
Nashville, TN	0	S/L 31.5	2003(A)
Monaca, PA	0	S/L 31.5	2003(A)
Chester, VA	0	S/L 31.5	2003(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2003
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Depreciation
	Land	Improvements	Improvements	Land	Improvements	Total	Accumulated

Lynchburg, VA	5,447	11,194	0	5,447	11,194	16,641	312
Midlothian, VA	2,982	4,143	0	2,982	4,143	7,125	116
Brookfield, WI	9,321	5,358	0	9,321	5,358	14,679	155
Brown Deer, WI (Market)	2,006	10,059	0	2,006	10,059	12,065	277
Brown Deer, WI (Centert)	14,615	7,555	0	14,615	7,555	22,170	222
Milwaukee, WI	4,527	3,600	0	4,527	3,600	8,127	103
Decatur, IL	767	2,224	0	767	2,224	2,991	61
Gallipolis, OH	1,249	1,790	0	1,249	1,790	3,039	50
Lexington, KY (South)	3,344	2,805	0	3,344	2,805	6,149	80
Lexington, KY (North)	2,915	3,447	0	2,915	3,447	6,362	97
Richmond, KY	1,870	5,661	0	1,870	5,661	7,531	156
Overland Park, KS	2,720	2,702	0	2,720	2,702	5,422	96
Aurora, OH	2,615	18,447	0	2,615	18,447	21,062	458
Parker, CO (South — Flatacres)	1,088	9,899	0	1,088	9,899	10,987	33
Allentown, PA	5,882	20,060	0	5,882	20,060	25,942	539
Milwaukee, WI (South)	2,566	657	0	2,566	657	3,223	19
ST. John, MO	2,613	7,040	0	2,613	7,040	9,653	159
Suwanee, GA	13,479	23,923	0	13,479	23,923	37,402	667
West Allis, WI	2,452	10,982	0	2,452	10,982	13,434	303
Grandville, MI	2,645	21,554	0	2,645	21,554	24,199	422
Fayetteville, AR (Steele)	2,067	6,041	0	2,067	6,041	8,108	178
Fort Collins, CO	2,767	2,054	0	2,767	2,054	4,821	14
Parker, CO	1,366	12,998	0	1,366	12,998	14,364	303
Lafayette, IN	1,217	2,689	0	1,217	2,689	3,906	75
Pensacola, FL	1,669	27	0	1,669	27	1,696	2
Lithonia, GA	2,352	7,967	0	2,352	7,967	10,319	172
McDonough, GA	1,027	2,058	0	1,027	2,058	3,085	13
Stone Mountain, GA	2,156	0	0	2,156	0	2,156	0
Frisco, TX	705	5,083	0	705	5,083	5,788	130
McKinney, TX	3,550	8,281	0	3,550	8,281	11,831	232
Mesquite, TX	3,507	16,529	0	3,507	16,529	20,036	405
Erie, PA	1,697	6,423	0	1,697	6,423	8,120	67
Hamilton, NJ	8,039	49,896	0	8,039	49,896	57,935	687
Lansing, MI	1,598	6,999	0	1,598	6,999	8,597	185
Grand Forks, ND	526	2,166	0	526	2,166	2,692	281
North Olmsted, OH	760	5,327	0	760	5,327	6,087	498
Erie, PA	10,880	19,201	0	6,399	42,692	49,091	9,715
Erie, PA	0	2,564	13	0	3,841	3,841	2,940
San Francisco, CA	15,332	35,803	0	6,075	14,931	21,006	790
Chillicothe, OH	43	2,549	2	1,212	11,874	13,086	4,023

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

Lynchburg, VA	16,329
Midlothian, VA	7,009
Brookfield, WI	14,524
Brown Deer, WI (Market)	11,788
Brown Deer, WI (Centert)	21,948
Milwaukee, WI	8,024
Decatur, IL	2,930
Gallipolis, OH	2,989
Lexington, KY (South)	6,069
Lexington, KY (North)	6,265
Richmond, KY	7,375
Overland Park, KS	5,326
Aurora, OH	20,604
Parker, CO (South — Flatacres)	10,954
Allentown, PA	25,403
Milwaukee, WI (South)	3,204
ST. John, MO	9,494
Suwanee, GA	36,735
West Allis, WI	13,131
Grandville, MI	23,777
Fayetteville, AR (Steele)	7,930
Fort Collins, CO	4,807
Parker, CO	14,061
Lafayette, IN	3,831
Pensacola, FL	1,694
Lithonia, GA	10,147
McDonough, GA	3,072
Stone Mountain, GA	2,156
Frisco, TX	5,658
McKinney, TX	11,599
Mesquite, TX	19,631
Erie, PA	8,053
Hamilton, NJ	57,248
Lansing, MI	8,412
Grand Forks, ND	2,411
North Olmsted, OH	5,589
Erie, PA	39,376
Erie, PA	901
San Francisco, CA	20,216
Chillicothe, OH	9,063

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

Lynchburg, VA	0	S/L 31.5	2003(A)
Midlothian, VA	0	S/L 31.5	2003(A)
Brookfield, WI	0	S/L 31.5	2003(A)
Brown Deer, WI (Market)	3,248	S/L 31.5	2003(A)
Brown Deer, WI (Centert)	0	S/L 31.5	2003(A)
Milwaukee, WI	0	S/L 31.5	2003(A)
Decatur, IL	0	S/L 31.5	2003(A)
Gallipolis, OH	0	S/L 31.5	2003(A)
Lexington, KY (South)	0	S/L 31.5	2003(A)
Lexington, KY (North)	0	S/L 31.5	2003(A)
Richmond, KY	0	S/L 31.5	2003(A)
Overland Park, KS	0	S/L 31.5	2003(A)
Aurora, OH	9,378	S/L 31.5	2003(A)
Parker, CO (South — Flatacres)	0	S/L 31.5	2003(A)
Allentown, PA	19,245	S/L 31.5	2003(A)
Milwaukee, WI (South)	0	S/L 31.5	2003(A)
ST. John, MO	4,444	S/L 31.5	2003(A)
Suwanee, GA	0	S/L 31.5	2003(A)
West Allis, WI	0	S/L 31.5	2003(A)
Grandville, MI	0	S/L 31.5	2003(A)
Fayetteville, AR (Steele)	0	S/L 31.5	2003(A)
Fort Collins, CO	0	S/L 31.5	2003(A)
Parker, CO	0	S/L 31.5	2003(A)
Lafayette, IN	0	S/L 31.5	2003(A)
Pensacola, FL	0	S/L 31.5	2003(A)
Lithonia, GA	0	S/L 31.5	2003(A)
McDonough, GA	0	S/L 31.5	2003(A)
Stone Mountain, GA	0	S/L 31.5	2003(A)
Frisco, TX	0	S/L 31.5	2003(A)
McKinney, TX	0	S/L 31.5	2003(A)
Mesquite, TX	15,239	S/L 31.5	2003(A)
Erie, PA	0	S/L 31.5	2003(A)
Hamilton, NJ	53,886	S/L 31.5	2003(A)
Lansing, MI	0	S/L 31.5	2003(A)
Grand Forks, ND	437	S/L 31.5	2003(A)
North Olmsted, OH	1,817	S/L 31.5	2003(A)
Erie, PA	28,830	S/L 30	1973(C)
Erie, PA	0	S/L 31.5	1995(C)
San Francisco, CA	0	S/L 30	1973(C)
Chillicothe, OH	0	S/L 31.5	2002(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2003
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Depreciation
	Land	Improvements	Improvements	Land	Improvements	Total	Accumulated

Tampa, FL (Waters)	4,105	6,640	324	3,905	7,469	11,374	3,176
Macedonia, OH	4,392	10,885	0	4,392	11,005	15,397	1,609
Huber Heights, OH	757	14,469	1	757	14,657	15,414	4,884
Lebanon, OH	651	911	31	812	1,736	2,548	349
Wilmington, OH	157	1,616	51	157	1,752	1,909	1,522
Hillsboro, OH	80	1,985	0	80	2,003	2,083	1,702
Xenia, OH	948	3,938	0	673	6,279	6,952	1,828
Boardman, OH	9,025	27,983	0	8,152	28,013	36,165	5,721
Solon, OH	6,220	7,454	0	6,220	20,830	27,050	3,046
Cincinnati, OH	2,399	11,238	172	2,399	12,562	14,961	4,293
Bedford, IN	706	8,425	6	1,067	10,077	11,144	3,106
Watertown, SD	63	6,443	442	63	9,212	9,275	6,305
Connersville, IN	540	6,458	0	540	6,601	7,141	2,118
Ashland, OH	210	2,273	0	143	2,413	2,556	2,078
Pensacola, FL	1,805	4,010	273	816	2,954	3,770	452
W.65th Cleveland, OH	90	1,463	15	90	1,543	1,633	1,330
Los Alamos, NM	725	3,500	30	725	4,750	5,475	2,948
Waynesville, NC	432	8,089	131	432	8,247	8,679	2,812
Pulaski, VA	528	6,396	2	499	6,418	6,917	2,185
ST. Louis, MO (Sunset)	12,791	38,404	0	13,204	42,853	56,057	7,588
ST. Louis, MO (Brentwood)	10,628	32,053	0	10,018	31,966	41,984	5,836
Cedar Rapids, IA	4,219	12,697	0	4,219	13,369	17,588	2,624
ST. Louis, MO (Olympic)	2,775	8,370	0	2,775	9,491	12,266	1,918
ST. Louis, MO (Gravois)	1,336	4,050	0	1,525	4,754	6,279	821
ST. Louis, MO (Morris)	0	2,048	0	0	2,143	2,143	381
ST. Louis, MO (Keller)	1,632	4,936	0	1,632	5,142	6,774	876
Aurora, OH	832	7,560	0	1,592	8,710	10,302	1,917
Worthington, MN	374	6,404	441	374	7,828	8,202	5,740
Harrisburg, IL	550	7,619	0	550	7,941	8,491	2,530
Idaho Falls, ID	1,302	5,703	0	1,418	5,705	7,123	1,042
Mt. Vernon, IL	1,789	9,399	111	1,789	15,084	16,873	4,323
Fenton, MO	414	4,244	476	430	7,321	7,751	3,903
Melbourne, FL	0	3,085	117	0	3,291	3,291	2,669
Simpsonville, SC	431	6,563	0	421	6,751	7,172	2,166
Camden, SC	627	7,519	7	1,016	9,552	10,568	2,932
Union, SC	685	7,629	1	685	7,728	8,413	2,581
N. Charleston, SC	911	11,346	1	1,081	16,414	17,495	5,299
S. Anderson, SC	1,366	6,117	13	1,366	6,150	7,516	2,377
Orangeburg, SC	318	1,693	0	318	3,408	3,726	753
Mt. Pleasant, SC	2,584	10,470	0	2,430	16,208	18,638	3,424
[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

Tampa, FL (Waters)	8,198
Macedonia, OH	13,788
Huber Heights, OH	10,530
Lebanon, OH	2,199
Wilmington, OH	387
Hillsboro, OH	381
Xenia, OH	5,124
Boardman, OH	30,444
Solon, OH	24,004
Cincinnati, OH	10,668
Bedford, IN	8,038
Watertown, SD	2,970
Connersville, IN	5,023
Ashland, OH	478
Pensacola, FL	3,318
W.65th Cleveland, OH	303
Los Alamos, NM	2,527
Waynesville, NC	5,867
Pulaski, VA	4,732
ST. Louis, MO (Sunset)	48,469
ST. Louis, MO (Brentwood)	36,148
Cedar Rapids, IA	14,964
ST. Louis, MO (Olympic)	10,348
ST. Louis, MO (Gravois)	5,458
ST. Louis, MO (Morris)	1,762
ST. Louis, MO (Keller)	5,898
Aurora, OH	8,385
Worthington, MN	2,462
Harrisburg, IL	5,961
Idaho Falls, ID	6,081
Mt. Vernon, IL	12,550
Fenton, MO	3,848
Melbourne, FL	622
Simpsonville, SC	5,006
Camden, SC	7,636
Union, SC	5,832
N. Charleston, SC	12,196
S. Anderson, SC	5,139
Orangeburg, SC	2,973
Mt. Pleasant, SC	15,214

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

Tampa, FL (Waters)	0	S/L 30	1974(C)
Macedonia, OH	0	S/L 31.5	1990(C)
Huber Heights, OH	0	S/L 31.5	1998(C)
Lebanon, OH	0	S/L 31.5	1993(A)
Wilmington, OH	0	S/L 31.5	1993(A)
Hillsboro, OH	0	S/L 30	1977(C)
Xenia, OH	0	S/L 30	1979(C)
Boardman, OH	26,842	S/L 31.5	1994(A)
Solon, OH	16,657	S/L 31.5	199(A)
Cincinnati, OH	0	S/L 31.5	1998(C)
Bedford, IN	0	S/L 31.5	1993(A)
Watertown, SD	0	S/L 31.5	1993(A)
Connersville, IN	0	S/L 30	1977(C)
Ashland, OH	0	S/L 31.5	1993(A)
Pensacola, FL	0	S/L 30	1977(C)
W.65th Cleveland, OH	0	S/L 30	1988(C)
Los Alamos, NM	0	S/L 30	1977(C)
Waynesville, NC	0	S/L 31.5	1993(A)
Pulaski, VA	0	S/L 31.5	1993(A)
ST. Louis, MO (Sunset)	34,795	S/L 31.5	1993(A)
ST. Louis, MO (Brentwood)	25,847	S/L 31.5	1998(A)
Cedar Rapids, IA	10,354	S/L 31.5	1998(A)
ST. Louis, MO (Olympic)	3,835	S/L 31.5	1998(A)
ST. Louis, MO (Gravois)	2,150	S/L 31.5	1998(A)
ST. Louis, MO (Morris)	0	S/L 31.5	1998(A)
ST. Louis, MO (Keller)	1,862	S/L 31.5	1998(A)
Aurora, OH	0	S/L 31.5	1998(A)
Worthington, MN	0	S/L 31.5	1995(C)
Harrisburg, IL	0	S/L 30	1977(C)
Idaho Falls, ID	0	S/L 31.5	1994(A)
Mt. Vernon, IL	0	S/L 31.5	1998(A)
Fenton, MO	0	S/L 31.5	1993(A)
Melbourne, FL	0	S/L 30	1983(A)
Simpsonville, SC	0	S/L 30	1978(C)
Camden, SC	0	S/L 31.5	1994(A)
Union, SC	0	S/L 31.5	1993(A)
N. Charleston, SC	11,926	S/L 31.5	1993(A)
S. Anderson, SC	0	S/L 31.5	1993(A)
Orangeburg, SC	0	S/L 31.5	1994(A)
Mt. Pleasant, SC	0	S/L 31.5	1995(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2003
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Depreciation
	Land	Improvements	Improvements	Land	Improvements	Total	Accumulated

Sault Ste. Marie, MI	1,826	13,710	0	1,826	15,056	16,882	4,323
Cheboygan, MI	127	3,612	0	127	3,785	3,912	1,187
Grand Rapids, MI	1,926	8,039	0	1,926	8,324	10,250	2,157
Detroit, MI	6,738	26,988	27	6,738	29,123	35,861	5,163
Houghton, MI	440	7,301	1,821	440	11,380	11,820	8,043
Bad Axe, MI	184	3,647	0	184	4,068	4,252	1,326
Gaylord, MI	270	8,728	2	270	9,107	9,377	3,004
Howell, MI	332	11,938	1	332	12,512	12,844	4,224
Mt. Pleasant, MI	767	7,769	20	767	11,529	12,296	3,538
Elyria, OH	352	5,693	0	352	5,693	6,045	3,331
Meridian, ID	24,591	31,779	0	19,929	38,834	58,763	2,802
Midvale, UT (Ft. Union I, II, III, & Wingers)	25,662	56,759	0	23,180	54,113	77,293	9,936
Taylorsville, UT	24,327	53,686	0	28,698	72,450	101,148	11,009
Orem, UT	5,428	12,259	0	5,428	13,069	18,497	2,243
Logan, UT	774	1,651	0	774	1,655	2,429	290
Salt Lake City, UT	986	2,132	0	986	2,137	3,123	377
Riverdale, UT	15,845	36,479	0	15,845	42,947	58,792	7,163
Bemidji, MN	442	8,229	500	442	10,031	10,473	6,532
The Hermes Building	2,801	5,997	0	2,801	6,446	9,247	1,171
Ogden, UT	3,620	7,716	0	3,620	8,062	11,682	1,409
Las Vegas, NV	936	3,747	0	1,547	5,903	7,450	188
Las Vegas, NV	1,626	4,562	0	1,626	3,888	5,514	678
Trinidad, CO	411	2,579	198	411	2,194	2,605	1,594
Hazard, KY	403	3,271	297	403	3,961	4,364	2,910
Birmingham, AL	3,726	13,974	0	3,726	16,702	20,428	4,392
Birmingham, AL	10,573	26,002	0	11,434	41,777	53,211	9,232
Brentwood, TN	4,981	17,703	0	4,981	17,860	22,841	2,080
Ormond Beach, FL	1,048	15,812	4	1,048	16,230	17,278	4,971
Alamosa, CO	161	1,034	211	161	1,224	1,385	798
Willington, NC	4,785	16,852	1,183	4,287	30,818	35,105	9,365
Berlin, VT	859	10,948	24	866	13,681	14,547	6,384
Brainerd, MN	703	9,104	272	1,182	13,655	14,837	4,741
Spring Hill, FL	1,084	4,816	266	2,096	10,848	12,944	3,267
Tiffin, OH	432	5,908	435	432	5,350	5,782	3,709
Broomfield, CO	23,681	31,809	0	23,681	31,809	55,490	0
Denver, CO	7,833	35,550	0	7,833	51,478	59,311	9,268
Dickinson, ND	57	6,864	355	51	7,753	7,804	6,562
West Pasco, FL	1,422	6,552	9	1,358	6,496	7,854	3,717
Marianna, FL	1,496	3,500	130	1,496	3,663	5,159	1,561
Hutchinson, MN	402	5,510	657	427	6,582	7,009	4,905

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

Sault Ste. Marie, MI	12,559
Cheboygan, MI	2,725
Grand Rapids, MI	8,093
Detroit, MI	30,698
Houghton, MI	3,777
Bad Axe, MI	2,926
Gaylord, MI	6,373
Howell, MI	8,620
Mt. Pleasant, MI	8,758
Elyria, OH	2,714
Meridian, ID	55,961
Midvale, UT (Ft. Union I, II, III, & Wingers)	67,357
Taylorsville, UT	90,139
Orem, UT	16,254
Logan, UT	2,139
Salt Lake City, UT	2,746
Riverdale, UT	51,629
Bemidji, MN	3,941
The Hermes Building	8,076
Ogden, UT	10,273
Las Vegas, NV	7,262
Las Vegas, NV	4,836
Trinidad, CO	1,011
Hazard, KY	1,454
Birmingham, AL	16,036
Birmingham, AL	43,979
Brentwood, TN	20,761
Ormond Beach, FL	12,307
Alamosa, CO	587
Willington, NC	25,740
Berlin, VT	8,163
Brainerd, MN	10,096
Spring Hill, FL	9,677
Tiffin, OH	2,073
Broomfield, CO	55,490
Denver, CO	50,043
Dickinson, ND	1,242
West Pasco, FL	4,137
Marianna, FL	3,598
Hutchinson, MN	2,104

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

Sault Ste. Marie, MI	3,398	S/L 31.5	1995(A)
Cheboygan, MI	0	S/L 31.5	1994(A)
Grand Rapids, MI	8,772	S/L 31.5	1993(A)
Detroit, MI	5,989	S/L 31.5	1995(A)
Houghton, MI	0	S/L 31.5	1998(A)
Bad Axe, MI	0	S/L 30	1980(C)
Gaylord, MI	0	S/L 31.5	1993(A)
Howell, MI	0	S/L 31.5	1993(A)
Mt. Pleasant, MI	8,082	S/L 31.5	1993(A)
Elyria, OH	0	S/L 31.5	1993(A)
Meridian, ID	26,120	S/L 30	1977(C)
Midvale, UT (Ft. Union I, II, III, & Wingers)	0	S/L 31.5	2001(C)
Taylorsville, UT	0	S/L 31.5	1998(A)
Orem, UT	0	S/L 31.5	1998(A)
Logan, UT	754	S/L 31.5	1998(A)
Salt Lake City, UT	0	S/L 31.5	1998(A)
Riverdale, UT	9,218	S/L 31.5	1998(A)
Bemidji, MN	0	S/L 31.5	1998(A)
The Hermes Building	315	S/L 30	1977(C)
Ogden, UT	0	S/L 31.5	1998(A)
Las Vegas, NV	0	S/L 31.5	1998(A)
Las Vegas, NV	0	S/L 31.5	2002(C)
Trinidad, CO	0	S/L 31.5	1998(A)
Hazard, KY	0	S/L 30	1986(C)
Birmingham, AL	0	S/L 30	1978(C)
Birmingham, AL	28,288	S/L 31.5	1994(A)
Brentwood, TN	0	S/L 31.5	1995(A)
Ormond Beach, FL	0	S/L 31.5	2000(A)
Alamosa, CO	0	S/L 31.5	1994(A)
Willington, NC	21,684	S/L 30	1986(C)
Berlin, VT	4,940	S/L 31.5	1989(C)
Brainerd, MN	215	S/L 30	1986(C)
Spring Hill, FL	5,467	S/L 31.5	1991(A)
Tiffin, OH	0	S/L 30	1988(C)
Broomfield, CO	0	S/L 30	1980(C)
Denver, CO	38,771	S/L 31.5	2003(A)
Dickinson, ND	0	S/L 31.5	1997(C)
West Pasco, FL	4,784	S/L 30	1978(C)
Marianna, FL	0	S/L 30	1986(C)
Hutchinson, MN	0	S/L 31.5	1990(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2003
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Depreciation
	Land	Improvements	Improvements	Land	Improvements	Total	Accumulated

New Bern, NC	780	8,204	72	441	5,186	5,627	1,904
Princeton, NJ (Park)	7,121	29,783	0	7,121	34,377	41,498	5,773
Princeton, NJ (Pavilion)	6,327	44,466	0	6,327	44,683	51,010	4,432
Long Beach, CA — The Pike	0	54,892	0	0	54,892	54,892	0
Birmingham, AL	4,482	7,024	0	4,482	7,024	11,506	349
Columbia, SC	3,805	17,255	0	3,805	17,255	21,060	806
Ft Worth, TX	4,330	4,900	0	4,330	4,900	9,230	258
Wichita, KS	5,058	11,362	0	5,058	11,362	16,420	590
Lewisville, TX	5,333	21,302	0	6,687	20,118	26,805	1,073
Russellville, AR	624	13,391	0	624	13,534	14,158	4,212
N. Little Rock, AR	907	17,160	0	907	16,930	17,837	4,217
Fayetteville, AK	2,366	9,503	0	6,677	20,873	27,550	3,830
Ottumwa, IA	338	8,564	103	321	14,530	14,851	4,280
Washington, NC	991	3,118	34	878	4,433	5,311	1,569
Leawood, KS	13,002	69,086	0	13,002	69,086	82,088	1,685
Durham, NC	2,210	11,671	278	2,210	13,292	15,502	5,561
San Antonio, TX	3,475	37,327	0	3,475	37,327	40,802	1,773
Crystal River, FL	1,217	5,796	365	1,219	7,632	8,851	3,726
Bellefontaine, OH	998	3,221	0	998	5,544	6,542	851
Dublin, OH	3,609	11,546	0	3,609	11,708	15,317	2,205
Hamilton, OH	495	1,618	0	495	1,618	2,113	295
Pataskala, OH	514	1,679	0	514	1,707	2,221	305
Pickerington, OH	1,896	6,086	0	1,896	6,110	8,006	1,114
Barboursville, OH	431	1,417	2	431	1,473	1,904	261
Columbus, OH	11,087	44,494	0	11,866	47,823	59,689	8,310
Irving, TX	632	3,432	0	631	3,556	4,187	306
Houston, TX (Commerce Park)	668	3,683	0	668	3,700	4,368	317
Irving, TX (Gateway-5)	687	4,029	0	686	4,237	4,923	416
Arlington, TX (Meridian Street)	322	1,311	0	322	1,313	1,635	108
Dallas, TX (Northgate)	1,160	5,907	0	1,158	6,082	7,240	566
Houston, TX (Plaza Southwest)	919	4,800	0	918	4,966	5,884	473
Houston, TX (Westchase Park)	432	2,156	0	431	2,328	2,759	196
Menomenee Falls, WI (Northwest)	872	4,328	0	871	4,362	5,233	364
Denver, CO (Tamarac Square Mall)	2,990	12,252	0	2,987	13,399	16,386	1,290
Dallas, TX (Carpenter Center)	529	1,239	0	529	1,286	1,815	117
Grand Prairie, TX (Carrier Place)	585	3,126	0	585	3,170	3,755	214
Grapevine, TX (DFW North)	395	3,089	0	395	3,210	3,605	347
Dallas, TX (Northgate)	1,179	9,833	0	1,178	9,899	11,077	841
Plano, TX (Parkway Tech Center)	482	3,366	0	482	3,453	3,935	280
Dallas, TX (Shady Trail Business)	529	1,890	0	529	1,930	2,459	164

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

New Bern, NC	3,723
Princeton, NJ (Park)	35,725
Princeton, NJ (Pavilion)	46,578
Long Beach, CA — The Pike	54,892
Birmingham, AL	11,157
Columbia, SC	20,254
Ft Worth, TX	8,972
Wichita, KS	15,830
Lewisville, TX	25,732
Russellville, AR	9,946
N. Little Rock, AR	13,620
Fayetteville, AK	23,720
Ottumwa, IA	10,571
Washington, NC	3,742
Leawood, KS	80,403
Durham, NC	9,941
San Antonio, TX	39,029
Crystal River, FL	5,125
Bellefontaine, OH	5,691
Dublin, OH	13,112
Hamilton, OH	1,818
Pataskala, OH	1,916
Pickerington, OH	6,892
Barboursville, OH	1,643
Columbus, OH	51,379
Irving, TX	3,881
Houston, TX (Commerce Park)	4,051
Irving, TX (Gateway-5)	4,507
Arlington, TX (Meridian Street)	1,527
Dallas, TX (Northgate)	6,674
Houston, TX (Plaza Southwest)	5,411
Houston, TX (Westchase Park)	2,563
Menomenee Falls, WI (Northwest)	4,869
Denver, CO (Tamarac Square Mall)	15,096
Dallas, TX (Carpenter Center)	1,698
Grand Prairie, TX (Carrier Place)	3,541
Grapevine, TX (DFW North)	3,258
Dallas, TX (Northgate)	10,236
Plano, TX (Parkway Tech Center)	3,655
Dallas, TX (Shady Trail Business)	2,295

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

New Bern, NC	0	S/L 30	1981(C)
Princeton, NJ (Park)	26,381	S/L 31.5	1989(C)
Princeton, NJ (Pavilion)	24,999	S/L 31.5	1998(A)
Long Beach, CA — The Pike	0	S/L 31.5	2000(C)
Birmingham, AL	8,104	S/L 31.5	2002(A)
Columbia, SC	0	S/L 31.5	2002(A)
Ft Worth, TX	0	S/L 31.5	2002(A)
Wichita, KS	0	S/L 31.5	2002(A)
Lewisville, TX	0	S/L 31.5	2002(A)
Russellville, AR	0	S/L 31.5	2002(A)
N. Little Rock, AR	0	S/L 31.5	1994(A)
Fayetteville, AK	0	S/L 31.5	1994(A)
Ottumwa, IA	0	S/L 31.5	1997(A)
Washington, NC	0	S/L 31.5	1990(C)
Leawood, KS	52,473	S/L 31.5	2003(A)
Durham, NC	7,392	S/L 31.5	1990(C)
San Antonio, TX	27,700	S/L 31.5	2002(A)
Crystal River, FL	0	S/L 30	1986(C)
Bellefontaine, OH	2,604	S/L 30	1986(C)
Dublin, OH	9,704	S/L 31.5	1998(A)
Hamilton, OH	0	S/L 31.5	1998(A)
Pataskala, OH	0	S/L 31.5	1998(A)
Pickerington, OH	4,500	S/L 31.5	1998(A)
Barboursville, OH	0	S/L 31.5	1998(A)
Columbus, OH	0	S/L 31.5	1998(A)
Irving, TX	0	S/L 31.5	1998(A)
Houston, TX (Commerce Park)	0	S/L 31.5	2001(A)
Irving, TX (Gateway-5)	0	S/L 31.5	2001(A)
Arlington, TX (Meridian Street)	0	S/L 31.5	2001(A)
Dallas, TX (Northgate)	0	S/L 31.5	2001(A)
Houston, TX (Plaza Southwest)	0	S/L 31.5	2001(A)
Houston, TX (Westchase Park)	0	S/L 31.5	2001(A)
Menomenee Falls, WI (Northwest)	0	S/L 31.5	2001(A)
Denver, CO (Tamarac Square Mall)	0	S/L 31.5	2001(A)
Dallas, TX (Carpenter Center)	28,440	S/L 31.5	2001(A)
Grand Prairie, TX (Carrier Place)	0	S/L 31.5	2001(A)
Grapevine, TX (DFW North)	0	S/L 31.5	2001(A)
Dallas, TX (Northgate)	0	S/L 31.5	2001(A)
Plano, TX (Parkway Tech Center)	0	S/L 31.5	2001(A)
Dallas, TX (Shady Trail Business)	0	S/L 31.5	2001(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2003
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Depreciation
	Land	Improvements	Improvements	Land	Improvements	Total	Accumulated

Dallas, TX (Valley View Commerce)	1,795	5,028	0	1,793	5,738	7,531	600
Carrollton, TX (Valwood)	356	1,996	0	355	2,015	2,370	166
Houston, TX (Commerce Center)	4,624	8,423	0	4,619	9,056	13,675	885
Chelmsford, MA (Apollo Drive)	8,124	26,760	0	8,116	26,800	34,916	2,198
ST. Louis, MO (1881 Pine Street)	827	7,485	0	827	7,787	8,614	812
Phoenix, AZ (Gateway West)	2,107	10,104	0	2,105	10,118	12,223	881
San Diego, CA (10505 Sorrento)	874	3,875	0	873	4,019	4,892	423
Daytona Beach, FL (Volusia Point)	3,838	4,485	0	3,834	4,581	8,415	383
Norfolk, VA (Norfolk Commerce)	2,293	19,493	0	2,291	19,900	22,191	1,916
Streetsboro, OH (Alumax Bldg)	254	1,623	0	254	1,628	1,882	137
Steris Building	190	1,449	0	189	1,451	1,640	119
Houston, TX (Technipark Ten)	873	3,141	0	872	3,166	4,038	284
Phoenix, AZ (Washington Business)	2,022	7,456	0	2,020	7,624	9,644	652
Chesapeake, VA (Greenbrier Circle)	1,878	14,039	0	1,876	14,395	16,271	1,208
Chesapeake, VA (Greenbrier Tech.)	965	5,898	0	964	6,005	6,969	585
Silver Springs, MD (Tech Center 29-I)	7,484	20,980	0	7,476	21,621	29,097	1,858
Orlando, FL (Winter Park)	2,017	8,207	0	2,014	8,178	10,192	789
Portfolio Balance (DDR)	82,137	205,002	0	82,137	205,002	287,139	6,819

	$898,268	$2,726,573	$10,668	$889,100	$2,995,813	$3,884,913	$458,218

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

Dallas, TX (Valley View Commerce)	6,931
Carrollton, TX (Valwood)	2,204
Houston, TX (Commerce Center)	12,790
Chelmsford, MA (Apollo Drive)	32,718
ST. Louis, MO (1881 Pine Street)	7,802
Phoenix, AZ (Gateway West)	11,342
San Diego, CA (10505 Sorrento)	4,469
Daytona Beach, FL (Volusia Point)	8,032
Norfolk, VA (Norfolk Commerce)	20,275
Streetsboro, OH (Alumax Bldg)	1,745
Steris Building	1,521
Houston, TX (Technipark Ten)	3,754
Phoenix, AZ (Washington Business)	8,992
Chesapeake, VA (Greenbrier Circle)	15,063
Chesapeake, VA (Greenbrier Tech.)	6,384
Silver Springs, MD (Tech Center 29-I)	27,239
Orlando, FL (Winter Park)	9,403
Portfolio Balance (DDR)	280,320
$3,426,695

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

Dallas, TX (Valley View Commerce)	0	S/L 31.5	2001(A)
Carrollton, TX (Valwood)	0	S/L 31.5	2001(A)
Houston, TX (Commerce Center)	0	S/L 31.5	2001(A)
Chelmsford, MA (Apollo Drive)	0	S/L 31.5	2001(A)
ST. Louis, MO (1881 Pine Street)	0	S/L 31.5	2001(A)
Phoenix, AZ (Gateway West)	0	S/L 31.5	2001(A)
San Diego, CA (10505 Sorrento)	0	S/L 31.5	2001(A)
Daytona Beach, FL (Volusia Point)	0	S/L 31.5	2001(A)
Norfolk, VA (Norfolk Commerce)	0	S/L 31.5	2001(A)
Streetsboro, OH (Alumax Bldg)	0	S/L 31.5	2001(A)
Steris Building	0	S/L 31.5	2001(A)
Houston, TX (Technipark Ten)	0	S/L 31.5	2001(A)
Phoenix, AZ (Washington Business)	0	S/L 31.5	2001(A)
Chesapeake, VA (Greenbrier Circle)	0	S/L 31.5	2001(A)
Chesapeake, VA (Greenbrier Tech.)	0	S/L 31.5	2001(A)
Silver Springs, MD (Tech Center 29-I)	7,025	S/L 31.5	2001(A)
Orlando, FL (Winter Park)	3,554	S/L 31.5	2001(A)
Portfolio Balance (DDR)	20,000	S/L 31.5	2001(A)
	$750,378

(1)	S/L refers to straight-line depreciation.

(B)	The Aggregate Cost for Federal Income Tax purposes was approximately $3.9 billion at December 31, 2003.

     The changes in Total Real Estate Assets for the three years ended December 31, 2003 are as follows (in thousands):

	2003	2002	2001

Balance, beginning of year	$2,804,057	$2,493,665	$2,161,813
Acquisitions and transfers from joint ventures	1,363,636	298,592	289,342
Developments, improvements and expansions	20,080	95,146	133,502
Changes in land under development and construction in progress	119,485	(11,121)	(38,232)
Sales, retirements and transfers to joint ventures	(422,347)	(72,225)	(52,760)

Balance, end of year	$3,884,911	$2,804,057	$2,493,665

      The changes in Accumulated Depreciation and Amortization for the three years ended December 31, 2003 are as follows:

	2003	2002	2001

Balance, beginning of year	$408,792	$351,709	$297,247
Depreciation for year	95,219	76,658	64,493
Sales and retirements	(45,797)	(19,575)	(10,031)

Balance, end of year	458,214	408,792	351,709

EXHIBIT INDEX

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

2	2.1	Agreement and Plan of Merger, dated October 4, 2002, among the Company, JDN Realty Corporation and DDR Transitory Sub, Inc.	Current Report on Form 8-K (Filed with the SEC on October 9, 2002)
3	3.1	Amended and Restated Articles of Incorporation of the Company, as amended	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.2	Second Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.3	Third Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.4	Fourth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.5	Fifth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.6	Code of Regulations of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.1	Specimen Certificate for Common Shares	Form S-3 Registration No. 33-78778 (Filed with the SEC on May 10, 1994)
4	4.2	Specimen Certificate for 8 3/8% Class C Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 2, 1998)
4	4.3	Specimen Certificate for Depositary Shares Relating to 8 3/8% Class C Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 2, 1998)
4	4.4	Specimen Certificate for 8.68% Class D Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on August 18,1998)
4	4.5	Specimen Certificate for Depositary Shares Relating to 8.68% Class D Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on August 18, 1998)
4	4.6	Specimen Certificate for 8.60% Class F Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 21, 2002)
4	4.7	Specimen Certificate for Depositary Shares Relating to 8.60% Class F Cumulative Redeemable Preferred Shares	Filed herewith
4	4.8	Indenture dated as of May 1, 1994 by and between the Company and Chemical Bank, as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.9	Indenture dated as of May 1, 1994 by and between the Company and National City Bank, as Trustee (the “NCB Indenture”)	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.10	First Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

4	4.11	Second Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.12	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.13	Form of Floating Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.14	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.15	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.16	Fifth Amended and Restated Credit Agreement dated as of December 12, 2003 among the Company and Banc One Capital Markets, Inc., and other lenders named therein	Filed herewith
4	4.17	Credit Agreement dated as of March 13, 2003 among the Company and Banc of America Securities, LLC and Wells Fargo Bank, National Association and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on June 24, 2003)
4	4.18	Form of Indemnification Agreement	Filed herewith
4	4.19	Shareholder Rights Agreement dated as of May 26, 1999 between the Company and National City Bank	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.1	Registration Rights Agreement	Form S-11 Registration No. 33-54930 (Filed with the SEC on November 23, 1992)
10	10.2	Stock Option Plan	Form S-8 Registration No. 33-74562 (Filed with the SEC on January 28, 1994)
10	10.3	Amended and Restated Directors’ Deferred Compensation Plan	Annual Report on Form 10-K (filed with the SEC on April 2, 2001)
10	10.4	Elective Deferred Compensation Plan	Filed herewith
10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
10	10.6	Developers Diversified Realty Corporation Equity-Based Award Plan	Filed herewith
10	10.7	Amended and Restated 1998 Developers Diversified Realty Corporation Equity-Based Award Plan	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)
10	10.8	2002 Developers Diversified Realty Corporation Equity-Based Award Plan	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2002)
10	10.9	Share Option Agreement, dated April 15, 1997, between the Company and Scott A. Wolstein	Filed herewith
10	10.10	Share Option Agreement, dated May 12, 1997, between the Company and Scott A. Wolstein	Filed herewith

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

10	10.11	Form of Directors’ Restricted Shares Agreement, dated January 1, 2000.	Form S-11 Registration no. 333-76278 (Filed with SEC on January 4, 2002; see Exhibit 10(ff) therein)
10	10.12	Performance Units Agreement, dated as of March 1, 2000, between the Company and Scott A. Wolstein	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.13	Performance Units Agreement, dated as of January 2, 2002, between the Company and Scott A. Wolstein	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.14	Performance Units Agreement, dated as of January 2, 2002, between the Company and David M. Jacobstein	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.15	Performance Units Agreement, dated as of January 2, 2002, between the Company and Daniel B. Hurwitz	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.16	Incentive Compensation Agreement, effective as of February 11, 1998, between the Company and Scott A. Wolstein	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.17	Employment Agreement dated as of March 1, 2000 between the Company and Joan U. Allgood	Annual Report on Form 10-K (Filed with the SEC on April 2, 2002)
10	10.18	Employment Agreement, dated as of November 15, 2002, between the Company and Timothy J. Bruce	Annual Report on Form 10-K (Filed with the SEC on March 12, 2003)
10	10.19	Employment Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.20	Employment Agreement dated as of April 21, 1999 between the Company and David M. Jacobstein	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.21	Employment Agreement dated as of April 12, 1999 between the Company and Eric M. Mallory	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.22	Employment Agreement dated as of March 1, 2000 between the Company and William H. Schafer	Annual Report on Form 10-K (Filed with the SEC on April 2, 2002)
10	10.23	Employment Agreement dated as of March 1, 2002 between the Company and James A. Schoff	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2002)
10	10.24	Employment Agreement dated as of December 6, 2001, between the Company and Scott A. Wolstein	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.25	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Joan U. Allgood, Loren F. Henry, John R. McGill and William H. Schafer	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

10	10.26	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Scott A. Wolstein and James A. Schoff	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999)
10	10.27	Change of Control Agreement, dated as of November 15, 2002, between the Company and Timothy J. Bruce	Annual Report on Form 10-K (Filed with the SEC on March 12, 2003)
10	10.28	Change of Control Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.29	Change of Control Agreement as of May 17, 1999 between the Company and David M. Jacobstein	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.30	Change of Control Agreement dated as of April 12, 1999 between the Company and Eric M. Mallory	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.31	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
10	10.32	Program Agreement for Retail Value Investment Program, dated as of February 11, 1998, among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Filed herewith
10	10.33	Limited Partnership Agreement dated as of November 16, 1995 among DD Community Centers Three, Inc. and certain other parties named therein	Annual Report on Form 10-K (filed with the SEC on March 30, 1996)
10	10.34	Amended and Restated Limited Liability Company Agreement dated as of November 17, 1995 among DD Community Centers One, Inc. and certain other parties named therein	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
10	10.35	Amended and Restated Limited Liability Company Agreement dated as of November 17, 1995 among DD Community Centers Two, Inc. and certain other parties named therein	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
10	10.36	Limited Liability Company Agreement dated as of November 17, 1995 among the Company and certain other parties named therein	Annual Report on Form 10-K (Filed with the SEC on March 30, 1996)
14	14.1	Developers Diversified Realty Corporation Code of Ethics for Senior Financial Officers	Filed herewith
21	21.1	List of Subsidiaries	Filed herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
99	99.3	Voting Agreement, dated October 4, 2002, between the Company and certain stockholders named therein	Current Report on Form 8-K (Filed with the SEC on October 9, 2002)