Form 10-Q
period 2004-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2004-05-10
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 4, 2004, the registrant had 86,773,017 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS - Unaudited

Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.

Condensed Consolidated Statements of Operations for the Three Month Periods ended March 31, 2004 and 2003.

Condensed Consolidated Statements of Cash Flows for the Three Month Periods ended March 31, 2004 and 2003.

Notes to Condensed Consolidated Financial Statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2004	2003
Assets
Real estate rental property:
Land	$833,714	$821,893
Buildings	2,809,436	2,719,764
Fixtures and tenant improvements	92,630	90,384
Construction in progress	268,407	252,870

	4,004,187	3,884,911
Less accumulated depreciation	(493,470)	(458,213)

Real estate, net	3,510,717	3,426,698
Cash and cash equivalents	22,683	11,693
Restricted cash	4,800	99,340
Investments in and advances to joint ventures	245,905	260,143
Notes receivable	9,873	11,741
Other assets	127,437	131,536

	$3,921,415	$3,941,151

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Fixed rate notes	$1,113,479	$838,996
Variable rate term debt	150,000	300,000
Revolving credit facility	100,000	171,000

	1,363,479	1,309,996

Secured indebtedness:
Revolving credit facility	2,500	15,500
Mortgage and other secured indebtedness	716,876	757,635

	719,376	773,135

Total indebtedness	2,082,855	2,083,131
Accounts payable and accrued expenses	73,252	98,046
Dividends payable	43,672	43,520
Other liabilities	55,133	54,946

	2,254,912	2,279,643
Minority equity interest	23,930	24,543
Operating partnership minority interests	22,895	22,895

	2,301,737	2,327,081

Commitments and contingencies
Shareholders’ equity:
Class F – 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	150,000	150,000
Class G – 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	180,000	180,000
Class H – 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	205,000	205,000
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 93,962,233 and 93,792,948 shares issued at March 31, 2004 and December 31, 2003, respectively	9,396	9,379
Paid-in-capital	1,306,435	1,301,232
Accumulated distributions in excess of net income	(116,479)	(116,737)
Deferred obligation	10,234	8,336
Accumulated other comprehensive loss	(467)	(541)
Less: Unearned compensation – restricted stock	(5,545)	(3,892)
Common stock in treasury at cost: 7,199,408 and 7,359,747 shares at March 31, 2004 and December 31, 2003, respectively	(118,896)	(118,707)

	1,619,678	1,614,070

	$3,921,415	$3,941,151

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2004	2003
Revenues from operations:
Minimum rents	$88,959	$73,639
Percentage and overage rents	1,728	1,185
Recoveries from tenants	25,791	19,680
Ancillary income	764	347
Other property related income	906	74
Management fee income	3,111	2,604
Development fee income	191	329
Interest income	1,360	1,604
Other	3,519	3,063

	126,329	102,525

Rental operation expenses:
Operating and maintenance	16,265	12,904
Real estate taxes	15,870	12,130
General and administrative	10,444	7,724
Interest	24,934	18,902
Depreciation and amortization	25,101	19,763

	92,614	71,423

Income before equity in net income of joint ventures, minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and real estate investments and cumulative effect of adoption of a new accounting standard	33,715	31,102
Equity in net income of joint ventures	18,221	10,099

Income before minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and real estate investments and cumulative effect of adoption of a new accounting standard	51,936	41,201
Minority interests:
Minority equity interests	(573)	(451)
Preferred operating partnership minority interests	—	(2,236)
Operating partnership minority interests	(572)	(377)

	(1,145)	(3,064)
Income tax of taxable REIT subsidiaries and franchise taxes	(671)	(239)

Income from continuing operations	50,120	37,898
Discontinued Operations:
(Loss) income from operations	(10)	287
Loss on sale of real estate	(693)	—

(Loss) income from discontinued operations	(703)	287

Income before gain on disposition of real estate and real estate investments and cumulative effect of adoption of a new accounting standard	49,417	38,185
Gain on disposition of real estate and real estate investments, net of tax	4,370	200

Income before cumulative effect of adoption of a new accounting standard	53,787	38,385
Cumulative effect of adoption of a new accounting standard	(3,001)	—

Net income	$50,786	$38,385

Net income applicable to common shareholders	$40,182	$26,510

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.51	$0.38
Loss from discontinued operations	(0.01)	—
Cumulative effect of adoption of a new accounting standard	(0.03)	—

Net income applicable to common shareholders	$0.47	$0.38

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.50	$0.37
Loss from discontinued operations	(0.01)	—
Cumulative effect of adoption of a new accounting standard	(0.03)	—

Net income applicable to common shareholders	$0.46	$0.37

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands)
(Unaudited)

	2004	2003
Net cash flow provided by operating activities	$48,916	$51,959
Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(43,746)	(61,126)
Decrease in restricted cash	94,540	—
Proceeds from sale and refinancing of joint venture interests	17,023	—
Investments in and advances to joint ventures, net	(10,229)	(32,304)
Repayment of notes receivable	1,920	7,567
Advances to affiliates	(1,000)	(11,565)
Proceeds from disposition of real estate and real estate investments	18,866	3,986

Net cash flow provided by (used for) investing activities	77,374	(93,442)

Cash flow from financing activities
Repayment of revolving credit facilities, net	(84,000)	(187,000)
(Repayment of) borrowings from term loan	(150,000)	300,000
Proceeds from construction loans and mortgages	2,119	150,000
Proceeds from issuance of medium term notes, net of underwriting commissions and $85 of offering expenses	272,291	—
Repayment of senior notes	—	(100,000)
Principal payments on rental property debt and term loan	(109,922)	(70,610)
Payment of deferred finance costs	(168)	(4,144)
Proceeds from issuance of preferred shares, net of underwriting commissions and $724 of offering expenses paid in 2003	—	173,605
Redemption of preferred operating partnership units	—	(180,000)
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	5,276	6,024
Distributions to preferred and operating partnership minority interests	(519)	(4,371)
Dividends paid	(50,377)	(32,036)

Net cash flow (used for) provided by financing activities	(115,300)	51,468

Increase in cash and cash equivalents	10,990	9,985
Cash and cash equivalents, beginning of period	11,693	16,371

Cash and cash equivalents, end of period	$22,683	$26,356

Supplemental disclosure of non-cash investing and financing activities:

At March 31, 2004, dividends payable were $43.7 million. In 2004, in conjunction with stock for stock option exercises, the Company recorded $1.9 million to deferred obligation. The deferred obligation represents the portion of the common shares issuable upon exercise that were not currently issued but rather deferred pursuant to a deferral plan for which the Company maintains a separate trust. In connection with the adoption of FIN 46, the Company consolidated real estate assets, net of $26.4 million and a mortgage payable of $20.0 million. In conjunction with the acquisition of it’s partners 50% interest in a shopping center, the Company acquired a property with a book value of $63.6 million and assumed debt of $47.0 million. Other liabilities include approximately $0.5 million, which represents the fair value of the Company’s fixed rate interest rate swaps. Included in other assets and debt is approximately $5.8 million, which represents the fair value of the Company’s reverse interest rate swaps. The foregoing transactions did not provide for or require the use of cash.

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

Reclassifications

     Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

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

Unaudited Interim Financial Statements

     The Company consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity, as defined in FIN No. 46R “Consolidation of Variable Interest Entities.” The Company also consolidates entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.

     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

New Accounting Standards

     In January 2003, the FASB issued FIN 46. This Interpretation was revised in December 2003. The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIEs expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance in January 2003. The consolidation requirements of this Interpretation applied immediately to VIEs created after January 31, 2003 and no later than the end of the first fiscal year or interim period ending after March 15, 2004 for public companies with non-special purpose entities that were created prior to February 1, 2003. The consolidation requirements of this Interpretation were applicable to special purpose entities no later than the end of the first fiscal year or interim period ending after December 15, 2003.

     The Company evaluated all of its pre-existing joint venture relationships in order to determine whether the entities are VIEs and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. Effective January 1, 2004 the Company consolidated five entities that were previously accounted for under the equity method. Four of these entities represent investments in undeveloped land located in Round Rock, Texas; Opelika, Alabama; Jackson, Mississippi; and Monroe, Louisiana, with combined real estate balances of $6.1 million as of March 31, 2004, and liabilities of $0.9 million, of which $0.7 million is owed to the Company. The other entity consolidated is an operating shopping center property located in Martinsville, Virginia, in which DDR has a 50% interest, and advances of approximately $8.9 million. The total real estate of this entity is $32.0 million and the total debt is approximately $20 million, all of which is secured by the real estate assets of this entity and is non-recourse to the Company's other assets. The Company recorded a charge of $3.0 million in the first quarter of 2004 as a result of the adoption of this standard relating to the minority partner’s cumulative losses in excess of its cost basis in the Martinsville, Virginia joint venture (Note 2).

     The Company holds a 25% economic interest in a VIE, in which the Company was not determined to be the primary beneficiary. In March 2002, this VIE acquired the designation rights to real estate assets owned and controlled by Service Merchandise, Inc. The venture currently holds 58 fee simple, leasehold and groundlease interests previously owned by the Service Merchandise Company, Inc, and designation rights to 11 assets for which it has not obtained final title through the bankruptcy court. In total, these assets are located in 27 states across the United States. The VIE has total assets and total mortgage debt of approximately $169.9 million and $75.1 million, respectively, at March 31, 2004. The Company has a note receivable from the entity of approximately $11.7 million. In the unlikely event that all of the underlying assets of this entity had no value and all other owners failed to meet their obligations, the Company estimates that its maximum exposure to loss would approximate $21.7 million, primarily representing the net carrying value of the Company’s investments in and advances to this entity at March 31, 2004. However, the Company expects to recover the recorded amounts of investments in this entity.

     In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes SAB 101, Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of this bulletin did not have a material impact on the Company’s financial position, results of operations or cash flows.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128”. The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004 and should be applied by restating previously reported EPS. The Company does not believe the impact of this consensus will have a material impact on the Company’s financial position, results of operations or cash flow.

Comprehensive Income

     Comprehensive income (in thousands) for the three-month periods ended March 31, 2004 and 2003 was $50,861 and $38,003, respectively.

Stock Based Compensation

     The Company applies APB 25, “Accounting for Stock Issued to Employees” in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Assuming application of the fair value method pursuant to SFAS 123, the compensation cost, which is required to be charged against income for all plans, was $1.4 million and $1.1 million for the three months ended March 31, 2004 and 2003, respectively.

	Three Month Periods
	Ended March 31,
	2004	2003
Net income, as reported	$50,786	$38,385
Add: Stock-based employee compensation included in reported net income	1,289	783
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,432)	(1,139)

	$50,643	$38,029

Earnings Per Share:
Basic – as reported	$0.47	$0.38
Basic – pro forma	$0.46	$0.37
Diluted – as reported	$0.46	$0.37
Diluted – pro forma	$0.46	$0.37

2. EQUITY INVESTMENTS IN JOINT VENTURES

     At March 31, 2004 and December 31, 2003, the Company had an ownership interest in various joint ventures, which owned 53 and 54 operating shopping center properties, respectively, and 69 and 72 shopping center sites formerly owned by Service Merchandise Corporation, respectively.

     Combined condensed financial information of the Company’s joint venture investments is as follows (in thousands):

	March 31,	December 31,
	2004	2003
Combined Balance Sheets:
Land	$509,845	$519,846
Buildings	1,620,366	1,692,367
Fixtures and tenant improvements	25,903	24,985
Construction in progress	34,519	38,018

	2,190,633	2,275,216
Less accumulated depreciation	(107,183)	(118,755)

Real estate, net	2,083,450	2,156,461
Receivables, net	44,161	47,165
Leasehold interests	27,584	28,895
Other assets	86,522	83,776

	$2,241,717	$2,316,297

Mortgage debt	$1,262,276	$1,321,117
Amounts payable to DDR	16,640	31,683
Amounts payable to other partners	34,934	32,121
Other liabilities	73,925	80,681

	1,387,775	1,465,602
Accumulated equity	853,942	850,695

	$2,241,717	$2,316,297

Company’s proportionate share of accumulated equity	$208,291	$204,431

	Three Month Periods
	Ended March 31,
	2004	2003
Combined Statements of Operations:
Revenues from operations	$76,269	$58,603

Rental operation expenses	26,705	20,452
Depreciation and amortization expense of real estate investments	10,892	10,055
Interest expense	18,287	17,795

	55,884	48,302

Income before loss on sale of real estate and real estate investments and discontinued operations	20,385	10,301
Loss on sale of real estate and real estate investments	(14)	—

Income from continuing operations	20,371	10,301
Discontinued operations:
Loss from discontinued operations	(347)	(94)
Gain on sale of real estate, net of tax	24,024	34,932

Net income	$44,048	$45,139

Company’s proportionate share of net income*	$18,301	$10,437

•	For the three month periods ended March 31, 2004 and 2003, the difference between the $18.3 million and $10.4 million, respectively, of the Company’s proportionate share of net income reflected above, and $18.2 million and $10.1 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is attributable to additional depreciation associated with basis differentials. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical cost of the net assets of the joint venture. Differences in income also occur when the Company acquires assets from joint ventures.

        Service fees earned by the Company through management, leasing and development activities performed related to the Company’s joint ventures are as follows (in millions):

	Three Month Periods
	Ended March 31,
	2004	2003
Management fees	$2.6	$1.9
Development fees and leasing commissions	0.3	0.8
Interest income	0.6	1.2

        In the first quarter of 2004, the Company, through its joint venture with Coventry, acquired a 20% interest in Totem Lakes Mall, a 290,000 square foot shopping center in Suburban Seattle, Washington for approximately $37.0 million of which the Company’s equity interest, net of debt assumed, is approximately $7.4 million and a 20% interest in Phoenix Spectrum Mall, a 1,145,000 square foot shopping center in Phoenix, Arizona, for approximately $46.5 million of which the Company’s equity interest, net of debt assumed, is approximately $9.3 million.

        In January 2004, one of the Company’s RVIP joint ventures sold a portion, approximately 300,000 square feet of GLA, of a shopping center in Puente Hills, California for approximately $33.0 million and recognized a gain of approximately $4.9 million of which the Company’s proportionate share was approximately $0.7 million.

        In January 2004, a joint venture in which the Company owns a 35% interest, sold a 320,000 square foot shopping center property located in San Antonio, Texas for approximately $59.1 million and recognized a gain of $19.1 million, of which the Company’s proportionate share was approximately $6.7 million.

Adoption of FIN 46 (Note 1):

        Pursuant to the application of FIN 46, the following entities were identified as variable interest entities and consolidated into the consolidated balance sheet and consolidated income statement of the Company at January 1, 2004. These five properties had aggregate assets, advances to DDR, mortgage debt and other liabilities of approximately $30.5 million, $9.7 million, $20.0 million and $0.2 million, respectively, at December 31, 2003. These joint ventures are identified as follows:

•	Four joint venture interests which own developable land located in Round Rock, Texas; Opelika, Alabama; Jackson, Mississippi; and Monroe, Louisiana. The Company owns a 50%, 11%, 50% and 50% interest in these joint ventures, respectively.

•	A 50% interest in an operating shopping center property located in Martinsville, Virginia.

     The Company recorded a charge of $3.0 million as a cumulative effect of adoption of a new accounting standard attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in excess of its cost basis in the partnership.

3.	MERGER OF JDN, ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

     During the first quarter of 2003, the Company’s and JDN’s shareholders approved a definitive merger agreement pursuant to which JDN shareholders received 0.518 common shares of DDR in exchange for each share of JDN common stock on March 13, 2003. The Company issued 18.0 million common shares valued at $21.22 per share based upon the average of the closing prices of DDR common shares between October 2, 2002 and October 8, 2002, the period immediately prior to and subsequent to the announcement of the merger. The transaction initially valued JDN at approximately $1.1 billion, which included approximately $606.2 million of assumed debt at fair market value and $50 million of voting preferred shares. In the opinion of management, the $50 million of preferred shares represented fair value. These preferred shares were redeemed in September 2003. Through this merger, DDR acquired 102 retail assets aggregating 23 million square feet including 16 development properties comprising approximately 6 million square feet of total GLA. Additionally, DDR acquired a development pipeline of several properties. Included in the assets acquired are the land, building and tenant improvements associated with the underlying real estate. The other assets allocation relates primarily to the value associated with in-place leases and tenant relationships of the properties. The Company entered into the merger to acquire a large portfolio of assets. The revenues and expenses relating to the JDN properties are included in DDR’s historical results of operations from the date of the merger, March 13, 2003.

     In addition, the Company acquired four shopping centers in 2003 or interests therein aggregating 1.7 million square feet for an aggregate purchase price of approximately $120 million.

     The following unaudited supplemental pro forma operating data is presented for the three months ended March 31, 2003 as if the merger with JDN and acquisition of two properties or partnership interests were completed on January 1, 2003. There are no pro forma adjustments for the three month period ended March 31, 2004. Pro forma amounts include transaction costs, general and administrative expenses, losses on investments and settlement costs JDN reported in its historical results of approximately $19.3 million for the three months ended March 31, 2003, which management believes to be non-recurring.

Three Month Periods
Ended March 31, 2003
(in thousands, except per share)
Pro forma revenues	$130,290

Pro forma income from continuing operations	$28,186

Pro forma income from discontinued operations	$287

Pro forma net income applicable to common shareholders	$25,828

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.30
Income from discontinued operations	—

Net income applicable to common shareholders	$0.30

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.30
Income from discontinued operations	—

Net income applicable to common shareholders	$0.30

     In March 2004, the Company entered into an agreement to purchase an interest in 110 retail real estate assets, with 18.8 million square feet of GLA, from Benderson Development Company, Inc. and related entities (“Benderson”). It is anticipated that Benderson will retain a 2% equity interest in certain assets. The purchase price of the interests in the assets is expected to be approximately $2.3 billion and the transaction is expected to close during the second quarter of 2004. The Company intends to fund the transaction through a combination of assumed debt, new debt financing, asset transfers/sales and equity securities.

     The Benderson assets are located in eleven states, with over 80.0% of the GLA in New York and New Jersey. The Benderson assets are approximately 94.0% leased, including a Benderson master lease, of approximately 1.1 million square feet, of space which are subject to executed leases and pending deals in which the tenants have not commenced rental payments. The largest tenants in the Benderson assets based on revenues, include Tops Market (Ahold USA), Wal-Mart/Sam’s Club, Home Depot and Dick’s Sporting Goods. The Company currently owns less than 100,000 square feet in New York and approximately 2.7 million square feet in New Jersey. Upon completion of the transaction, the Company will own or manage over 470 operating and development retail properties in 44 states, with over 100 million square feet of GLA. (See Note 14 subsequent events for further discussion).

4. OTHER ASSETS

     Other assets consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Accounts receivable, net (1)	$72,608	$76,509
Deferred charges, net	13,318	12,292
Fair value hedge	5,825	5,573
In-place leases	4,828	4,828
Tenant relations	6,051	6,051
Lease origination costs	2,223	2,223
Less accumulated amortization of intangibles (2)	(2,135)	(1,633)
Prepaids, deposits and other assets	24,719	25,693

	$127,437	$131,536

(1)	Includes straight line rent receivables, net, of $23.4 million and $21.6 million at March 31, 2004 and December 31, 2003 respectively.

(2)	The Company recorded amortization expense of $0.5 million for the three months ended March 31, 2004 related to these intangible assets.

5. REVOLVING CREDIT FACILITIES

     The Company maintains its primary unsecured revolving credit facility with a syndicate of financial institutions, for which Bank One, NA serves as the administrative agent (the “Unsecured Credit Facility”). This facility provides for available borrowing capacity of $650 million and a maturity date of May 2006. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.8%), depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. At March 31, 2004, $100 million was outstanding under this facility with a weighted average interest rate, excluding the effects of any interest rate swaps, of 1.9%.

     The Company also maintains two secured revolving credit facilities with National City Bank of $30 million and $25 million, respectively. The $30 million credit facility is secured by certain partnership investments and has a maturity date of June 2006 and the $25 million credit facility is a development construction facility secured by the applicable development project(s) and has a maturity date of June 2005. The Company maintains the right to reduce the $30 million facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under these facilities bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.8% in relation to the $30 million facility and 1.00% to 1.25% depending on borrowings outstanding in relation to the $25 million facility) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At March 31, 2004, $2.5 million was outstanding under these facilities with a weighted average interest rate of 2.1%.

6. UNSECURED NOTES

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

7. DERIVATIVE FINANCIAL INSTRUMENTS

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

     All derivatives, which have primarily been limited to interest rate swaps designated as cash flow hedges, are recognized on the balance sheet at their fair value. On the date that the Company enters into an interest rate swap; it designates the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized or forecasted liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows of the hedged transaction.

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

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. The Company formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows (or in the fair value) of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. Should it be determined that a derivative is not (or has ceased to be) highly effective as a hedge; the Company will discontinue hedge accounting on a prospective basis.

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

Cash Flow Hedges

     As of March 31, 2004 and December 31, 2003, the aggregate fair value of the Company’s interest rate swaps was a liability of $0.5 million and $0.4 million, respectively, which is included in other liabilities in the condensed consolidated balance sheet. For the three month periods ended March 31, 2004 and 2003, the amount of hedge ineffectiveness was not material.

     All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reflect as a charge to earnings $0.5 million of the amount recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Fair Value Hedges

     As of March 31, 2004 and December 31, 2003, the aggregate fair value of the Company’s reverse interest rate swaps was an asset of $5.8 million and $5.6 million, respectively, which is included in other assets, with the offsetting liability in fixed rate notes in the condensed consolidated balance sheet. For the three months ended March 31, 2004, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the condensed consolidated statements of operations. The fair value of these reverse interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Joint Venture Derivative Instruments

     At March 31, 2004, the Company’s joint ventures had one interest rate swap aggregating $55 million, converting a portion of the variable rate mortgage debt to a fixed rate of 5.78%. At December 31, 2003, the Company’s joint ventures had two interest rate swaps aggregating $55 million, converting a portion of the variable rate mortgage debt to a weighted average fixed rate of approximately 5.6% and an interest rate cap agreement, which matured in March 2004 and had a notional amount of $175 million, and a strike price of 4.0%. The aggregate fair value of these instruments at March 31, 2004 and December 31, 2003 was an asset of $0.2 million and a liability of $0.7 million, respectively, of which the Company’s proportionate share was $0.1 million and $0.2 million, respectively.

     In November 2003, in connection with the formation of Macquaire DDR Trust (“MDT”), the joint venture entered into a fixed rate interest swap, which carries a notional amount of $9.1 million, and converted variable rate debt to a fixed rate of 3.5%. This swap is not an effective hedge at March 31, 2004. This swap is marked to market with the adjustments flowing through MDT’s income statement. This contract was entered into pursuant to MDT’s financial requirements.

8. CONTINGENCIES

     In January 2004, the appellate court denied the Company’s appeal of the judgment in the amount of $8.0 million, plus interest and attorneys’ fees, against the Company and two other defendants, in connection with a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company. After consultation with legal counsel, the Company determined that it would not appeal the appellate court’s ruling. The Company accrued a liability of $9.2 million, representing the judgment plus accrued interest and legal costs, at December 31, 2003. In February 2004, the Company paid $8.7 million, representing the amount of the judgment and accrued interest. Based on the obligations assumed by the Company in connection with the acquisition of the property and the Company’s policy to indemnify officers and employees for actions taken during the course of company business, the judgment was not apportioned among the defendants (Note 11).

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

9. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS

     The following table summarizes the changes in shareholders’ equity since December 31, 2003 (in thousands):

		Common
		Shares		Accumulated			Unearned
		($.10		Distributions		Accumulated	Compensation	Treasury
	Preferred	Stated	Pain-in	In Excess of	Deferred	Other	Restricted	Stock
	Shares	Value)	Capital	Net Income	Obligation	Comprehensive Loss	Stock	At Cost	Total
Balance December 31, 2003	$535,000	$9,379	$1,301,232	$(116,737)	$8,336	$(541)	$(3,892)	$(118,707)	$1,614,070
Net income				50,786					50,786
Change in fair value of interest rate swaps						74			74
Dividends declared – common shares				(39,924)					(39,924)
Dividends declared – preferred shares				(10,604)					(10,604)
Vesting of restricted stock					1,898		1,370	(1,898)	1,370
Issuance of restricted stock			2,116				(3,023)	1,709	802
Issuance of common shares related to exercise of stock options and dividend reinvestment plan		17	3,087						3,104

Balance March 31, 2004	$535,000	$9,396	$1,306,435	$(116,479)	$10,234	$(467)	$(5,545)	$(118,896)	$1,619,678

     Common share dividends declared, per share, were $0.46 and $0.41 for the three month periods ended March 31, 2004 and 2003, respectively.

     In 2004, certain officers of the Company completed a stock for stock option exercise and received approximately 46,500 common shares of stock in exchange for 27,300 common shares of the Company. In addition, vesting of restricted stock grants approximating 0.1 million shares of common stock of the Company were deferred. In connection with these transactions the Company recorded $1.9 million in deferred obligations. The shares associated with the option exercises and restricted stock vesting were deferred into the Developers Diversified Realty Corporation Deferred Compensation Plan, a non-qualified compensation plan.

10. DISCONTINUED OPERATIONS

     Included in discontinued operations for the three month periods ended March 31, 2004 and 2003, are two properties sold in 2004, aggregating 0.1 million square feet (one of these properties was consolidated into the results of the Company in December 2003) and 13 properties sold in 2003, aggregating 0.9 million square feet. The operating results relating to assets sold are as follows (in thousands):

	Three Month Periods
	Ended March 31,
	(in thousands, except per share amounts)
	2004	2003
Revenues	$145	$866

Expenses:
Operating	94	123
Interest	19	180
Depreciation	38	276

	151	579

	(6)	287
Minority interests	(4)	—
Loss on sales of real estate	(693)	—

(Loss) income from discontinued operations	$(703)	$287

11. TRANSACTIONS WITH RELATED PARTIES

     The Company assumed the full liability for the Regal Cinemas judgment (Note 8). The other defendants included a former executive of the Company and a real estate development partnership (the “Partnership”) owned by this individual and the former Chairman of the Board, who is also a significant shareholder and a director of the Company.

     The Company was a party to a lawsuit that involved various claims against the Company relating to certain management related services provided by the Company. The owner of the properties had entered into a management agreement with two entities (“Related Entities”) controlled by a director of the Company, to provide management services. The Company agreed to perform those services on behalf of the Related Entities and the fees paid by the owner of the properties were paid to the Company. One of the services to be provided by the Company was to obtain and maintain casualty insurance for the owner’s properties. A loss was incurred at one of the owner’s properties and the insurance company denied coverage. The Company filed a lawsuit against the insurance company. The Company entered into a settlement pursuant to which the Company paid $750,000 to the owner of the properties in 2004, and agreed to indemnify the Related Entities for any loss or damage incurred by either of the Related Entities if it were judicially determined that the owner of the property is not entitled to receive insurance proceeds under a policy obtained and maintained by the Company.

     In connection with the settlement, the Chairman of the Board of Directors and Chief Executive Officer of the Company (“CEO”), entered into a joint venture with the principal of the owner of the properties, and the Company entered into a management agreement with the joint venture effective February 1, 2004. The CEO holds an ownership interest of approximately 25.0% of the joint venture. The Company will provide management and administrative services and will receive fees equal to 3.0% of the gross income of each property for which services are provided, but not less than $5,000 per year from each such property. The management agreement expires on February 28, 2007, unless terminated earlier at any time by the joint venture upon 30 days’ notice to the Company or by the Company upon 60 days’ notice to the joint venture.

12. EARNINGS AND DIVIDENDS PER SHARE

     Earnings Per Share (EPS) have been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. There have been no changes to dilutive securities from those disclosed in the Company’s Form 10-K for the year ended December 31, 2003 other than as described below.

	Three Month Periods
	Ended March 31,
	(in thousands, except per share amounts)
	2004	2003
Income from continuing operations	$50,120	$37,898
Add: Gain on disposition of real estate and real estate investments	4,370	200
Less: Preferred stock dividends	(10,604)	(6,885)
Write-off of original issuance costs associated with preferred operating partnership units and preferred shares redeemed	—	(4,990)

Basic and Diluted – Income from continuing operations applicable to common shareholders	$43,886	$26,223

Number of Shares:
Basic – average shares outstanding	86,344	70,087
Effect of dilutive securities:
Stock options	1,224	1,076
Restricted stock	78	55

Diluted – average shares outstanding	87,646	71,218

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.51	$0.38
Loss from discontinued operations	(0.01)	—
Cumulative effect of adoption of a new accounting standard	(0.03)	—

Net income applicable to common shareholders	$0.47	$0.38

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.50	$0.37
Loss from discontinued operations	(0.01)	—
Cumulative effect of adoption of a new accounting standard	(0.03)	—

Net income applicable to common shareholders	$0.46	$0.37

13. SEGMENT INFORMATION

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

     The shopping center segment consists of 343 shopping centers, including 124 owned through joint ventures (two of which are consolidated by the Company), in 44 states aggregating approximately 53.6 million square feet of Company-owned GLA. These shopping centers range in size from approximately 10,000 square feet to 750,000 square feet of Company-owned GLA. The business center segment consists of 34 business centers in 11 states aggregating approximately 4.0 million square feet of Company-owned GLA. These business centers range in size from approximately 10,000 square feet to 330,000 square feet of Company-owned GLA.

     The table below presents information about the Company’s reportable segments for the three month periods ended March 31, 2004 and 2003.

	Three Months ended March 31, 2004
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$8,472	$117,857		$126,329
Operating expenses	(2,664)	(29,471)		(32,135)

	5,808	88,386		94,194
Unallocated expenses (A)			(61,150)	(61,150)
Equity in net income of joint ventures		18,221		18,221
Minority interests			(1,145)	(1,145)

Income from continuing operations				$50,120

Total real estate assets	$266,645	$3,737,542		$4,004,187

	Three Months ended March 31, 2003
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$8,630	$93,895		$102,525
Operating expenses	(2,673)	(22,361)		(25,034)

	5,957	71,534		77,491
Unallocated expenses (A)			(46,628)	(46,628)
Equity in net income of joint ventures		10,099		10,099
Minority interests			(3,064)	(3,064)

Income from continuing operations				$37,898

Total real estate assets	$276,987	$3,623,197		$3,900,184

(A)	Unallocated expenses consist of general and administrative, interest, tax expense, depreciation and amortization and impairment charge as listed in the condensed consolidated statement of operations.

14. SUBSEQUENT EVENTS

     As discussed in Note 3, the Company entered into an agreement in March 2004 to purchase interests in 110 retail real estate assets from Benderson Development Company, Inc. The transaction is expected to close in the second quarter of 2004.

     Additionally, the Company announced that MDT, an Australian Listed Property Trust, received all capital commitments necessary to complete the expansion of the joint venture relationship with MDT, which along with DDR is co-managed by Macquarie Bank Limited, an international investment bank and advisor and manager of specialized real estate funds in Australia. The capital commitments will enable MDT to acquire an indirect ownership interest in 12 large, market-dominant community shopping centers, comprising 23 retail properties, as discussed below, aggregating over 5.6 million square feet of GLA. The aggregate purchase value of these 12 community shopping centers is approximately $538.0 million.

     The Company intends to assign its rights under the Benderson purchase agreement to acquire four community shopping centers, comprising 14 retail properties to the MDT equity affiliate, in which DDR effectively owns a 14.5% interest. These assets, which are currently owned by Benderson, represent an aggregate purchase value of approximately $300 million and approximately 2.5 million square feet. The MDT equity affiliate will also acquire seven community shopping centers, comprising eight retail properties that are currently held in the Company’s wholly owned portfolio, for approximately $188 million, and one community shopping center that is held by the Company in a 50% joint venture for approximately $50 million. These eight assets aggregate over 3.1 million square feet.

     During April 2004, the Company issued $250.0 million, 5.25% senior unsecured notes due April 2011. In May 2004, the Company issued $170 million of Class I cumulative redeemable perpetual preferred shares with an annual dividend coupon rate of 7.5%. In addition, the Company entered into a $200 million commitment with Bank One, Wachovia and Wells Fargo for a three-year term loan with two, one-year extension options at an interest rate of an initial interest rate of LIBOR plus 75 basis points. The Company also issued 15.0 million common shares and received net proceeds of $491.4 million.

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

          Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, particularly certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties;

•	Although the Company has announced the acquisition of assets or interests in properties owned by Benderson Development Company, Inc. (“Benderson”), the Company may not realize the intended benefits of the acquisition. For example, the Company may not achieve the anticipated operating efficiencies and the properties may not perform as well as the Company anticipates;

•	The Company may incur development, construction and renovation costs from a project that exceed original estimates;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than those of the Company, and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet, and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to potential environmental liabilities;

•	The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations; and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.

Executive Summary

     The Company’s portfolio continues to produce strong results in terms of leasing and rental growth and its developments continue to be on target and within budget. Most significantly, since the Company announced the acquisition of interests in 110 assets from Benderson on March 31, 2004, the Company has completed the initial financing required to close the transaction. The transaction is scheduled to close in May 2004 unless the seller is unable to deliver title or lender consents on various properties, in which case the closing would be delayed. The Company believes this successful financing is, in part, attributable to the outstanding financial flexibility the Company created through its private equity joint venture relationships.

     In April 2004, MDT obtained capital commitments from its Australian investors necessary to acquire $538 million in community shopping center assets. The MDT transaction represents 12 assets that are comprised of 23 individual retail properties. Four of the MDT assets represent 14 retail properties currently owned by Benderson. Seven of the MDT assets are currently held in DDR’s wholly owned portfolio. The remaining MDT asset is held in a joint venture with DRA Advisors. The assets that will be sold to the MDT equity affiliate represent large, market dominant community centers with key locations in strong metropolitan markets. The size, age, tenancy and overall quality of these community centers is consistent with the first portfolio that DDR sold to the MDT equity affiliate in November 2003.

     Other financing components for the Benderson acquisition included issuing $170 million of 7.5% Class I cumulative preferred shares and issuing $250 million of seven-year 5.25% senior unsecured notes. The Company has received commitments from Bank One, Wachovia and Wells Fargo to underwrite a $200 million three-year unsecured term loan at LIBOR plus 75 basis points, 5 basis points lower than the Company’s unsecured revolving credit facility. The Company issued 15.0 million common shares and received net proceeds of $491.4 million. These transactions, plus approximately $500 million in proceeds from the sale of assets to MDT, discussed above, approximately $400 million in assumed debt and approximately $300 million of debt that will be drawn on the Company’s primary unsecured revolving credit facility, account for all the financing components necessary to close the Benderson transaction.

Results of Operations

Revenues from Operations

     Total revenues increased $23.8 million, or 23.2%, to $126.3 million for the three month period ended March 31, 2004 from $102.5 million for the same period in 2003. Base and percentage rental revenues for the three month period ended March 31, 2004 increased $15.9 million, or 21.2%, to $90.7 million as compared to $74.8 million for the same period in 2003. Aggregate base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2003 excluding those classified as discontinued operations) increased approximately $0.7 million, or 1.3%, for the three month period ended March 31,

2004 as compared to the same period in 2003. The increase in base and percentage rental revenues of $15.9 million is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$0.7
Merger with JDN Realty Corporation (“JDN”)	19.3
Acquisition of four shopping center properties	3.7
Development and redevelopment of three shopping center properties	0.4
Consolidation of a joint venture interest (FIN 46)	0.7
Transfer of 11 properties to joint ventures	(8.8)
Business center properties	(0.4)
Straight line rents	0.3

$15.9

     At March 31, 2004, the aggregate occupancy of the Company’s shopping center portfolio was 94.4% as compared to 94.7% at March 31, 2003. The average annualized base rent per occupied square foot was $10.94, as compared to $10.39 at March 31, 2003. Same store tenant sales performance over the trailing 12 month period within the Company’s portfolio is approximately $235 per square foot for those tenants required to report such information (approximately 23.6 million square feet) compared to $232 from the prior year.

     At March 31, 2004, the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 93.0% as compared to 94.1% at March 31, 2003. The average annualized base rent per leased square foot was $9.78 as compared to $9.15 at March 31, 2003. At March 31, 2004, same store sales, for those tenants required to report such information (approximately 16.0 million square feet), was $224 per square foot, compared to $223 per square foot in 2003.

     At March 31, 2004, the aggregate occupancy rate of the Company’s joint venture shopping centers was 98.8% as compared to 97.0% at March 31, 2003. The average annualized base rent per leased square foot was $13.59 at March 31, 2004, as compared to $14.05 at March 31, 2003. At March 31, 2004, same store sales, for those tenants required to report such information (approximately 7.5 million square feet), was $259 per square foot, compared to $251 per square foot in 2003. The decrease in average annualized base rent per leased square foot is primarily due to a change in the mix of properties held through joint ventures.

     At March 31, 2004, the aggregate occupancy of the Company’s business centers was 78.8%, as compared to 80.4% at March 31, 2003.

     Recoveries from tenants for the three month period ended March 31, 2004 increased $6.1 million, or 31.0%, to $25.8 million as compared to $19.7 million for the same period in 2003. This increase was primarily related to the JDN merger, which contributed $6.3 million and the Company’s acquisition of four properties, which contributed $1.9 million for the three months ended March 31, 2004. These increases were offset by a decrease of $2.7 million related to the transfer of 11 of the Company’s properties to joint ventures. The remaining increase of $0.6 million relates to the Company’s development properties becoming operational and the remaining shopping center properties. Recoveries were approximately 80.3% and 78.6% of operating expenses and real estate taxes for the three month periods ended March 31, 2004 and 2003, respectively.

     Ancillary income for the three month period ended March 31, 2004 and 2003 increased $0.4 million to $0.8 million as compared to approximately $0.4 million for the same period in 2003. Other property related income increased $0.8 million, to $0.9 million for the three month period ended March 31, 2004 as compared to $0.1 million for the same period in 2003. This increase was primarily due to operating income from a tenant, Gameworks, at The Pike, a shopping center development in Long Beach, California.

     Continued growth is anticipated in the area of ancillary, or non-traditional revenue as additional revenue opportunities are pursued, and currently established revenue opportunities proliferate throughout the Company’s core, acquired and development portfolio Ancillary revenue opportunities have included, but are not limited in the future to, short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs and energy management programs, among others.

     Management fee income for the three month period ended March 31, 2004 increased $0.5 million, or 19.5%, to $3.1 million as compared to $2.6 million for the same period in 2003. The Company earned management income from joint venture interests acquired and formed in 2003, which aggregated $1.1 million. This increase was offset by the sale and transfer of several of the Company’s joint venture properties which contributed approximately $0.6 million management fee income in 2003.

     Development fee income for the three month period ended March 31, 2004 decreased $0.1 million, or 42.0%, to $0.2 million as compared to $0.3 million for the same period in 2003. This decrease is primarily attributable to development projects and redevelopments becoming operational during 2003. Currently, the Company is involved in the redevelopment of real estate assets previously owned and controlled by Service Merchandise. The Company will continue to pursue additional development joint ventures as opportunities present themselves. In 2004 as compared to 2003, the Company is developing substantially more of its wholly-owned properties than properties held through joint ventures in large part due to properties under development at the time of the merger with JDN.

     Interest income for the three month period ended March 31, 2004 decreased $0.2 million or 15.2%, to $1.4 million as compared to $1.6 million for the same period in 2003. This decrease was primarily associated with the change in advances to certain joint ventures in which the Company has an equity ownership interest and the consolidation of joint venture interests in accordance with FIN 46.

     Other income for the three month period ended March 31, 2004 was $3.5 million as compared to $3.1 million for the same period in 2003. Changes in other income are comprised of the following (in millions):

	Three Months Ended
	March 31,
	2004	2003
Lease termination fees	$3.5	$0.3
Settlement of call option (1)	—	2.4
Sale of option rights and other miscellaneous	—	0.4

	$3.5	$3.1

(1)	Settlement of a call option on March 31, 2003 relating to the MOPPRS debt assumed from JDN, principally arising from an increase in interest rates from the date of acquisition, March 13, 2003, to the date of settlement.

Expenses from Operations

     Rental operating and maintenance expenses for the three month period ended March 31, 2004, increased $3.4 million, or 26.0%, to $16.3 million as compared to $12.9 million for the same period in 2003. The Company’s provision for bad debt expense approximated 0.8% and 1.4% of total revenues, for the three month period ended March 31, 2004 and 2003, respectively (See Economic Conditions). The increase in rental operating and maintenance expenses of $3.4 million is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$0.2
Merger with JDN	3.4
Acquisition and development/redevelopment of 7 shopping center properties	1.2
Consolidation of a joint venture interest (FIN 46)	0.2
Transfer of 11 properties to joint ventures	(1.1)
Business center properties	(0.1)
Provision for bad debt expense	(0.4)

$3.4

     Real estate taxes for the three month period ended March 31, 2004 increased $3.8 million, or 30.8%, to $15.9 million as compared to $12.1 million for the same period in 2003. The increase in real estate taxes of $3.8 million is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$0.6
Merger with JDN	3.3
Acquisition and development/redevelopment of 7 shopping center properties	1.2
Consolidation of a joint venture interest (FIN 46)	0.1
Transfer of 11 properties to joint ventures	(1.5)
Business center properties	0.1

$3.8

     General and administrative expenses increased $2.7 million, or 35.2%, to $10.4 million for the three month period ended March 31, 2004 as compared to $7.7 million in 2003. Total general and administrative expenses were approximately 5.1% and 4.6%, respectively, of total revenues, including total revenues of joint ventures, for the three month periods ended March 31, 2004 and 2003, respectively. The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments, including the JDN merger. In addition, certain non-cash incentive compensation costs, primarily performance units and deferred director compensation, increased significantly due to the increase in the Company’s share price which contributed an additional $0.4 of general and administrative costs. In addition, certain Sarbanes Oxley related costs contributed another $0.2 million of costs as compared to 2003.

     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain construction administration costs of $2.2 million and $1.4 million for the three month periods ended March 31, 2004 and 2003, respectively.

     Interest expense increased $6.0 million, or 31.9%, to $24.9 million for the three month period ended March 31, 2004, as compared to $18.9 million for the same period in 2003. The overall increase in interest expense for the three month period ended March 31, 2004, as compared to the same period in 2003, is due to the merger with JDN combined with other acquisitions and developments and the Company’s focus on reducing its exposure to floating rate debt through the issuance of long term unsecured debt. The weighted average debt outstanding during the three month period ended March 31, 2004 and related weighted average interest rate was $2.1 billion and 5.4%, respectively, compared to $1.7 billion and 5.1%, respectively, for the same period in 2003. During the last half of 2003 and through April of 2004 the Company has issued $825 million of long term unsecured debt with a weighted average coupon rate of just below 4.6%. The proceeds were used to retire floating rate debt on the Company’s revolving credit facilities term loan and construction loans. At March 31, 2004, the Company’s weighted average interest rate was 5.4% compared to 4.5% at March 31, 2003. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $2.4 million for the three month periods ended March 31, 2004, as compared to $1.2 million for the same period in 2003.

     Depreciation and amortization expense increased $5.3 million, or 27.0%, to $25.1 million for the three month period ended March 31, 2004, as compared to $19.8 million for the same period in 2003. The increase in depreciation and amortization expense of $5.3 million is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$0.8
Consolidation of a joint venture interest (FIN 46)	0.3
Merger with JDN	5.2
Acquisition and development/redevelopment of 7 shopping center properties	1.2
Transfer of 11 properties to joint ventures	(2.3)
Business center properties	0.1

$5.3

     Income tax expense of the Company’s taxable REIT subsidiaries increased $0.5 million, to $0.7 million for the three month period ended March 31, 2004, as compared to $0.2 million for the same period in 2003. This increase is primarily attributable to the merger with JDN and consolidation of one of the Company’s taxable REIT subsidiaries in December 2003.

     Equity in net income of joint ventures increased $8.1 million, or 80.4%, to $18.2 million for the three month period ended March 31, 2004, as compared to $10.1 million for the same period in 2003. An increase of $4.8 million is primarily attributable to the Company's proportionate share of the gain on sale recorded by the joint ventures in 2004 as compared to 2003. In 2004, the Company sold its interest in a 20% owned shopping center, a 35% owned shopping center and recognized an aggregate gain of approximately $24.0 million of which the Company’s proportionate share was $7.4 million. In addition, the Company recognized promoted income relating to the sale of a shopping center transferred to the MDT joint venture in November 2003 upon elimination of contingencies and substantial completion and lease up during the first quarter of 2004. In 2003, the Company sold its interest in a 20% owned shopping center and recognized a gain of $35.7 million of which the Company’s proportionate share was $7.1 million. An increase of $2.2 million relates to the eight joint ventures formed in 2003 and 2004. The remaining increase of $1.0 million relates to growth in the Company’s remaining joint ventures and $0.1 million due to the consolidation of one joint venture in accordance with FIN 46.

     Minority equity interest expense decreased $2.0 million, or 62.6%, to $1.1 million for the three month period ended March 31, 2004, as compared to $3.1 million for the same period in 2003. This decrease relates primarily to the redemption of $180 million of preferred operating partnership interests from the proceeds of the issuance of the Preferred Class G shares in March 2003.

     Income from discontinued operations decreased $1.0 million due to a loss of $0.7 million for the three month period ended March 31, 2004, as compared to income of $0.3 million in 2003. Included in discontinued operations were 15 properties aggregating approximately 1.0 million square feet, two of which were sold in 2004 (one of these properties was consolidated into the results of the Company in December 2003) and 13 of which were sold in 2003.

     Gain on disposition of real estate and real estate investments primarily relating to land sales, aggregated $4.4 million and $0.2 million for the three month periods ended March 31, 2004 and 2003.

     The cumulative effect of adoption of a new accounting standard of $3.0 million for the three month period ended March 31, 2004 is attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in the partnership.

     Net Income

     Net income increased $12.4 million, or 32.3%, to $50.8 million for the three month period ended March 31, 2004, as compared to net income of $38.4 million for the same period in 2003. The increase in net income of $12.4 million is primarily due to the merger with JDN, gain on sale of real estate assets and various financing transactions. Additionally, the increase in equity in net income from joint ventures was primarily due to the Company’s share of the gain on sale of the real estate assets. A summary of the changes from 2003 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses, real estate taxes, general and administrative expense, and other expense)	$13.9
Increase in equity in net income of joint ventures	8.1
Increase in interest expense	(6.0)
Increase in gain on sale of real estate and real estate investments	4.2
Increase in loss from discontinued operations	(1.0)
Increase in depreciation expense	(5.3)
Decrease in minority interest expense	2.0
Increase in income tax expense	(0.5)
Increase in cumulative effect of adoption of a new accounting standard (FIN 46)	(3.0)

$12.4

Funds From Operations

     Management believes that Funds From Operations (“FFO”) provides an additional indicator of the financial performance of a REIT. The Company also believes that FFO appropriately measures the core operations of the Company and provides a benchmark to its peer group. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles (“GAAP”) and is not necessarily indicative of cash available to fund cash needs and should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. FFO available to common shareholders is defined generally and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains (or losses) from sales of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) sales of securities, (iv) extraordinary items, (v) cumulative effect of changes in accounting standards and (vi) certain non-cash items. These non-cash items principally include real property depreciation and amortization of intangibles, equity income from joint ventures and equity income from minority equity investments, impairment losses on real properties and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis. Other real estate companies may calculate FFO in a different manner. For the three month period ended March 31, 2004, FFO available to common shareholders increased $18.5 million, to $62.8 million as compared to $44.3 million for the same period in 2003.

The Company’s calculation of FFO is as follows (in thousands):

	Three Month Periods
	Ended March 31,
	2004	2003
Net income applicable to common shareholders (1)	$40,182	$26,510
Depreciation and amortization of real estate investments	24,757	19,721
Equity in net income of joint ventures	(18,221)	(10,099)
Joint ventures’ FFO (2)	12,676	7,794
Minority interest expense (OP Units)	572	377
Loss on disposition of depreciable real estate and real estate investments, net (3)	(160)	—
Cumulative effect of adoption of a new accounting standard (4)	3,001	—

FFO available to common shareholders	62,807	44,303
Preferred dividends	10,604	11,875

Total FFO	$73,411	$56,178

(1)	Includes straight line rental revenues of approximately $1.6 million and $1.4 million for the three month periods ended March 31, 2004 and 2003, respectively.

(2)	Joint ventures’ Funds From Operations are summarized as follows:

	Three Month Periods
	Ended March 31,
	2004	2003
Net income (a)	$44,048	$45,139
Gain on disposition of real estate, net (b)	(23,967)	(35,690)
Depreciation of real estate investments	11,052	11,411

	$31,133	$20,860

DDR ownership interest (c)	$12,676	$7,794

(a)	Revenue for the three month periods ended March 31, 2004 and 2003 included approximately $1.1 million and $0.9 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.2 million and $0.3 million, respectively.

(b)	The gain or loss on disposition of recently developed shopping centers, owned by the Company’s taxable REIT subsidiaries, is not reflected as an adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or are assets sold in conjunction with the formation of the joint venture, which holds the designation rights for the Service Merchandise properties.

(c)	At March 31, 2004 and 2003, the Company owned joint venture interests relating to 53 and 51 operating shopping center properties, respectively. In addition, at March 31, 2004 and 2003, respectively, the Company owned through its approximately 25% owned joint venture, 69 and 88 shopping center sites formerly owned by Service Merchandise. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.

(3)	For the three month period ended March 31, 2004 and 2003, net gains resulting from residual land sales aggregated $4.4 million and $0.2 million, respectively.

(4)	The Company recorded a charge of $3.0 million as a cumulative effect of adoption of a new accounting standard attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in the partnership.

Liquidity and Capital Resources

     The Company’s cash flow activities are summarized as follows (in thousands):

	For the three month periods ended
	March 31,
	2004	2003
Cash flow from operating activities	$48,916	$51,959
Cash flow used for investing activities	77,374	(93,442)
Cash flow (used for) provided by financing activities	(115,300)	51,468

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of operating partnership units and joint venture capital, will provide the necessary capital to achieve continued growth. The slight decrease in cash flow from operating activities for the three month period ended March 31, 2004 compared to March 31, 2003 is primarily due to the payment of accrued real estate taxes and other accrued obligations, including the $8.7 million litigation settlement and a decrease in operating distributions, due to timing, from equity owned affiliates offset by an increase in net income of the Company. The Company’s acquisition and developments completed in 2004 and 2003, new leasing, expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s cash flow.

     The Company’s Board of Directors approved an increase in the 2004 quarterly dividend per common share to $0.46 from $0.41 in 2003. In addition, in March 2004, the Board of Directors has approved an additional increase in the Company’s quarterly dividend rate to $0.51 from $0.46 commencing with the Company’s third quarter dividend payment, which is scheduled to be paid in October 2004. This was announced with the Company’s announcement of the anticipated Benderson Acquisition, which is scheduled to close in the second quarter of 2004. The Company’s common share dividend payout ratio for the first three months of 2004 approximated 64.5% of reported FFO, as compared to 71.3% for the same period in 2003. The 2003 dividend payout ratio reflected a full quarter dividend payment relating to the shares issued in conjunction with the JDN merger. However, the Company’s operating results only included the operations of JDN since the merger date of March 13, 2003. A low payout ratio will enable the Company to retain more capital, which will be utilized to fund attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

Acquisitions, Developments and Expansions

     During the three month period ended March 31, 2004, the Company and its joint ventures invested $34.7 million, net, to acquire, develop, expand, improve and re-tenant its properties and merge with JDN. The Company’s expansion, acquisition and development activity is summarized below:

Strategic Transactions

Benderson Acquisition

     The Company entered into an agreement to purchase an interest in 110 retail real estate assets, with 18.8 million square feet of GLA, from Benderson. It is anticipated that Benderson will retain a 2% equity interest in certain assets. The purchase price of the interests in the assets is expected to be approximately $2.3 billion and the transaction is expected to close during the second quarter of 2004.

     The Company intends to fund the transaction through a combination of assumed debt, new debt financing, asset transfers/sales and equity securities.

     The Benderson assets are located in eleven states, with over 80.0% of the GLA in New York and New Jersey. The Benderson assets are approximately 94.0% leased, including a Benderson master lease of approximately 1.1 million square feet, of space which are subject to executed leases and pending deals in which the tenants have not commenced rental payments. The largest tenants in the Benderson assets, based on revenues, include Tops Market (Ahold USA), Wal-Mart/Sam’s Club, Home Depot and Dick’s Sporting Goods. The Company currently owns less than 100,000 square feet in New York and approximately 2.7 million square feet in New Jersey. Upon completion of the transaction, the Company will own or manage over 470 operating and development retail properties in 44 states, with over 100 million square feet of GLA.

     The Company announced that MDT, an Australian Listed Property Trust, received all capital commitments necessary to complete the expansion of the joint venture relationship with MDT, which along with DDR is co-managed by Macquarie Bank Limited, an international investment bank and advisor and manager of specialized real estate funds in Australia. The capital commitments will enable MDT to acquire an indirect ownership interest in 12 large, market-dominant community shopping centers, comprising 23 retail properties, as discussed below, aggregating over 5.6 million square feet of GLA. The aggregate purchase value of these 12 community shopping centers is approximately $538.0 million.

     The Company intends to assign its rights under the Benderson purchase agreement to acquire four community shopping centers, comprising 14 retail properties to the MDT equity affiliate, in which DDR effectively owns a 14.5% interest. These assets, which are currently owned by Benderson, represent an aggregate purchase value of approximately $300 million and approximately 2.5 million square feet. The MDT equity affiliate will also acquire seven community shopping centers, comprising eight retail properties that are currently held in the Company’s wholly owned portfolio, for approximately $188 million, and one community shopping center that is held by the Company in a 50% joint venture for approximately $50 million. These eight assets aggregate over 3.1 million square feet.

     As previously discussed in the executive summary, the Company has completed the necessary financing to initially close the transaction during the second quarter of 2004.

Coventry II

     The Company and Coventry Real Estate Advisors (“CREA”) announced the joint acquisition of the first property in connection with CREA’s formation of Coventry Real Estate Fund II (the “Fund”) in July 2003. The Fund was formed with several institutional investors and CREA as the investment manager. The Company does not, nor do any of its officers, own an interest in this Fund or have any incentive compensation tied to this entity. The Fund and DDR have agreed to jointly acquire value-added retail properties in the United States. CREA has raised $330 million of equity to invest exclusively in joint ventures with DDR. The Fund will invest in a variety of well-located retail properties that present opportunities for value creation, such as retenanting, market repositioning, redevelopment or expansion.

     DDR will co-invest 20% in each joint venture and will be responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, DDR will earn fees for property management, leasing and construction management.

     In the first quarter of 2004, the Fund acquired a 20% interest in Totem Lakes Mall, a 290,000 square foot shopping center in suburban Seattle, Washington, and Phoenix Spectrum Mall, a 1,145,000 square foot shopping center in Phoenix, Arizona, for approximately $37.0 million and $46.5 million, respectively, of which the Company’s proportionate share is approximately $7.4 million and $9.3 million, respectively.

Service Merchandise Joint Venture

     In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation. The Company has an approximate 25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate use and disposition of the real estate interests held by the bankrupt estate. At March 31, 2004, the portfolio consisted of 69 Service Merchandise retail sites totaling approximately 3.8 million square feet, of which 55.8% is leased or in the process of being leased.

     Through the first three months of 2004, the joint venture sold 3 sites and received gross proceeds of approximately $6.5 million. Through the first three months of 2004, the Company earned an aggregate of $0.3 million including disposition, development, management and leasing fees, and $0.3 million of interest income relating to this investment. This joint venture has total assets and total debt of approximately $169.9 million and $75.1 million, respectively, at March 31, 2004. The Company’s investment in this joint venture was $21.1 million at March 31, 2004.

Expansions

     For the three month period ended March 31, 2004, the Company completed the expansion and redevelopment project at the North Little Rock, Arkansas shopping center at an aggregate cost of approximately $5.8 million. The Company is currently expanding/redeveloping eight shopping centers located in Tallahassee, Florida; Suwanee, Georgia; Starkville, Mississippi; Princeton, New Jersey; Aurora, Ohio; Tiffin, Ohio; Monaca, Pennsylvania and Chattanooga, Tennessee at a projected incremental cost of approximately $38.8 million. The Company is also scheduled to commence five additional expansion projects during 2004 at the Gadsden, Alabama; Brandon, Florida; Hendersonville, North Carolina; Allentown, Pennsylvania and Brentwood, Tennessee shopping centers.

     The Company’s joint ventures are currently expanding/redeveloping two shopping centers located in Deer Park, Illinois and Merriam, Kansas at a projected incremental cost of approximately $15 million. The Company is also scheduled to commence three additional expansion/redevelopment projects at the Phoenix, Arizona; Kansas City, Missouri and Kirkland, Washington shopping centers.

Acquisitions

     In March 2004, the Company acquired its joint venture partner’s 50% interest in a 248,000 square foot shopping center located in Littleton, Colorado. The Company’s purchase price, net of 50% of the mortgage debt assumed of $23.5 million, was approximately $6.3 million for the 50% equity interest.

Development (Consolidated)

     During the three month period ended March 31, 2004, the Company substantially completed the construction of a 506,000 square foot shopping center located in Hamilton, New Jersey.

     The Company currently has eleven shopping center projects under construction. These projects are located in Long Beach, California; Fort Collins, Colorado; Overland Park, Kansas; Chesterfield, Michigan; Lansing, Michigan; St. Louis, Missouri; Apex, North Carolina; Mount Laurel, New Jersey; Pittsburgh, Pennsylvania; Irving, Texas and Mesquite, Texas. These projects are scheduled for completion during 2004 and 2005 at a projected cost of approximately $352.5 million and will create an additional 2.8 million square feet of retail space. As of March 31, 2004, approximately $263.5 million of costs were incurred in relation to the above projects.

     The Company anticipates commencing construction in 2004 on four additional shopping centers located in Miami, Florida; Norwood, Massachusetts; Freehold, New Jersey and McKinney, Texas.

Development (Joint Ventures)

     The Company has joint venture development agreements for three shopping center projects. These three projects have an aggregate projected cost of approximately $74.4 million. These projects are located in Jefferson Country (St. Louis, Missouri) and Apex, North Carolina (Phases III and IV) adjacent to a wholly-owned development project. The project located in Jefferson County (St. Louis, Missouri) will be substantially completed in 2004. At March 31, 2004, approximately $7.3 million of costs were incurred in relation to these development projects.

Dispositions

     In January 2004, one of the Company’s RVIP joint ventures sold a portion, approximately 300,000 square feet of GLA, of a shopping center in Puente Hills, California for approximately $33.0 million and recognized a gain of approximately $4.9 million of which the Company’s proportionate share was approximately $0.7 million.

     In January 2004, a joint venture in which the Company owns a 35% interest, sold a 320,000 square foot shopping center property located in San Antonio, Texas for approximately $59.1 million and recognized a gain of $19.1 million, of which the Company’s proportionate share was approximately $6.7 million.

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

     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates has agreed to fund the required capital associated with approved development projects aggregating approximately $4.3 million at March 31, 2004. These obligations, comprised principally of construction contracts, are generally due in twelve to eighteen months and are expected to be financed through new or existing construction loans.

     The Company has provided disproportionate loans and advances to certain unconsolidated entities in the amount of $3.2 million at March 31, 2004 for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owing to DDR. The Company has guaranteed base rental income from one to three years at fourteen centers held through the Service Merchandise joint venture, aggregating $3.5 million at March 31, 2004.

     The Company’s joint ventures, which sold partnership interests to the MDT equity affiliate, entered into master lease agreements upon consummation of the transaction. These joint ventures are responsible for the monthly base rent and all operating and maintenance expenses on leases for the spaces not yet leased as of October 31, 2003, through November 2006. At March 31, 2004, the joint ventures master lease obligation totaled $3.1 million, of which the Company’s proportionate share is $0.7 million, consisting of 14 master leases aggregating approximately 45,000 square feet.

     The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.

     The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $1.3 billion at March 31, 2004 and December 31, 2003 of which the Company’s proportionate share was $339.6 million and $368.5 million, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the Company and its partners in certain limited situations such as misuse of funds and material misrepresentations. In connection with certain of the Company’s joint ventures, one of the Company’s joint venture partners has agreed to fund any amounts due the joint venture’s construction lender if such amounts are not paid by the joint venture. In these instances, the Company has agreed to reimburse such joint venture partner an amount equal to the Company’s pro rata share of such amount aggregating $7.4 million at March 31, 2004. This construction loan is anticipated to be refinanced in the second quarter of 2004 and the related guarantee released. The Company also has provided a letter of credit for approximately $9.3 million to the holders of tax exempt floating rate certificates, the proceeds of which were loaned to an equity affiliate.

     Certain of the Company’s joint venture arrangements provide that the Company’s partner can convert its interest in the joint venture into common shares of DDR. The number of shares that DDR would be required to issue is dependent upon the then fair market value of the partner’s interest in the joint venture divided by the then fair market value of DDR’s common shares. The Company can elect to substitute cash for common shares. At March 31, 2004, assuming such conversion options were exercised, and shares were issued, an additional $206.1 million of mortgage indebtedness outstanding at March 31, 2004 relating to the joint ventures which contain these provisions would be recorded on the Company’s balance sheet, since these entities are currently accounted for under the equity method of accounting. One of these properties, with total assets and mortgage debt aggregating $48.5 million and $39.1 million, respectively, at March 31, 2004 is anticipated to be sold to MDT in the second quarter of 2004. Should the Company elect to issue cash, the Company’s assets and debt balances would increase by both the existing debt relating to these joint ventures, as previously referred to, as well as potential additional debt, which would be incurred to finance the purchase of the equity of the other partner. The Company does not anticipate that its joint venture partners will exercise their rights pursuant to the aforementioned conversion rights, as these institutional investors typically do not invest in equity securities.

Financings Activities

     In addition to the financing arranged in connection with the Company’s anticipated acquisition of the Benderson Portfolio discussed in the Executive Summary, in January 2004, the Company issued $275 million of five-year unsecured senior notes with a coupon rate of 3.875%. Net proceeds from this offering of approximately $272.2 million were used to repay approximately $104 million of variable rate mortgage debt and $150 million of the Company’s unsecured term debt associated with the JDN merger. The balance was used to repay revolving credit facilities.

     During April 2004, the Company issued $250.0 million, 5.25% senior unsecured notes due April 2011. The Company issued $170 million of Class I cumulative redeemable perpetual preferred shares with an annual dividend coupon rate of 7.5%. In addition, the Company entered into a $200 million commitment with Bank One, Wachovia and Wells Fargo for a three-year term loan with two, one-year extension options at an interest rate of an initial interest rate of LIBOR plus 75 basis points.

     In May 2004, the Company issued 15.0 million common shares and received net proceeds of $491.4 million.

Capitalization

     At March 31, 2004, the Company’s capitalization consisted of $2.1 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $339.6 million), $535 million of preferred shares and $3.6 billion of market equity (market equity is defined as common shares and common operating partnership units outstanding multiplied by the closing price per common share on the New York Stock Exchange at March 31, 2004 of $40.40), resulting in a debt to total market capitalization ratio of 0.34 to 1. At March 31, 2004, the Company’s total debt consisted of $1.7 billion of fixed rate debt, including $130 million of variable rate debt which has been effectively swapped to a weighted average fixed rate of approximately 2.7%, and $350.9 million of variable rate debt, including $100 million of fixed rate debt which has been effectively swapped to a weighted average variable rate of approximately 3.3%.

     It is management’s intention to operate such that the Company has access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity or debt offerings, debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investor Services (Baa3) and Standard and Poor’s (BBB). In April 2003, both Moody’s and Standard and Poors changed the Company’s ratings outlook from negative to stable with regard to their long-term unsecured debt ratings. As of March 31, 2004, the Company had a shelf registration statement with the Securities and Exchange Commission under which $725 million of debt securities, preferred shares or common shares may be issued. After the issuance of $170 million of preferred shares in May 2004 and 15.0 million common shares for $491.4 million, the Company will have $63.6 million remaining on this shelf.

     In addition, as of March 31, 2004, the Company had cash of $27.5 million which includes $4.8 million which has been set aside for the acquisition of real estate assets, and $602.5 million available under its $705 million of revolving credit facilities. On March 31, 2004, the Company also had 199 operating properties with revenue of $77.1 million, or 60.9% of the total revenue for the three month period ended March 31, 2004, which were unencumbered, thereby providing a potential collateral base for future borrowings.

Contractual Obligations and other Commitments

     At March 31, 2004, the Company had letters of credit outstanding of approximately $11.9 million of which $10.9 million relates to letters of credit made on behalf of equity affiliates.

     In conjunction with the development of shopping centers, the Company has entered into commitments for its wholly-owned properties of $57.8 million at March 31, 2004. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through new or existing construction loans.

     The Company entered into master lease agreements with the MDT equity affiliate in November 2003 in connection with the transfer of four properties to the joint venture. The Company is responsible for the monthly base rent and all operating and maintenance expenses for units not yet leased as of October 31, 2003, through November 2006. At March 31, 2004, the Company’s master lease obligation totaled $1.4 million or $0.5 per annum, consisting of 6 master leases aggregating approximately 26,000 square feet.

     In connection with the sale of one of the properties to the MDT equity affiliate, the Company deferred the recognition of approximately $3.7 million of the gain on sale of real estate related to a shortfall agreement guarantee maintained by the Company. Pursuant to an agreement with a certain municipality, the Company is obligated to pay any shortfall associated with tax revenue proceeds that may be required to service the municipality’s bond payments, to the extent that it is not caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center (i.e. a “shortfall” would only occur if tax rates and the related tax valuation are not sufficient to meet the municipality’s debt service requirements associated with the municipality’s costs with the shopping center project). No shortfall payments have been made on this property since the completion of construction in 1997.

     At March 31, 2004, the Company’s purchase order obligations relate primarily to the maintenance of properties, which have not changed significantly from December 31, 2003. Debt maturities in 2004 included mortgage loans of approximately $2.6 million, construction loans of $29.1 million and senior notes of $140.0 million. The remaining obligations are expected to be repaid from operating cash flow, revolving credit facilities and/or other unsecured debt or equity financings and asset sales. The unsecured term loan aggregating $300 million at December 31, 2003 had two six-month extension options. Construction loans aggregating $29.1 million and the unsecured term loan aggregating $150.0 million were repaid from the proceeds of the $275 million offering completed in January 2004. The Company exercised the first extension option in February 2004, relating to $150 million of it’s unsecured term loan. There have not been any other significant changes to the 2004 debt maturities since December 31, 2003.

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

Economic Conditions

     Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate markets and geographic regions with differing intensities and at different times. Many regions of the United States have been experiencing varying degrees of economic conditions. Adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more national tenant anchors (Wal-Mart, Kohl’s, Target), home improvement stores (Home Depot, Lowe’s) and two or more medium sized big-box tenants (Bed, Bath & Beyond, TJ Maxx/Marshalls, Best Buy, Ross Stores), which generally offer day-to-day necessities, rather than high-priced luxury items. These merchants perform better even in a low growth economy than those merchants who market high-priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

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

     Although certain of the Company’s tenants filed for bankruptcy protection, the Company believes that its major tenants, including Wal-Mart, Kohl’s, Target, Lowe’s, Home Depot, TJ Maxx, Bed, Bath & Beyond and Best Buy are secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in this economic environment. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 97% since 1993. Also, average base rental rates have increased from $5.48 to $10.94 since the Company’s public offering in 1993.

Legal Matters

     In January 2004, the appellate court denied the Company’s appeal of the judgment in the amount of $8.0 million, plus interest and attorneys’ fees, against the Company and two other defendants, in connection with a verdict reached in a civil trial regarding a claim filed by a movie theater relating to a property owned by the Company. After consultation with legal counsel, the Company determined that it would not appeal the appellate court’s ruling. The Company accrued a liability of $9.2 million, representing the judgment plus accrued interest and legal costs, at December 31, 2003. In February 2004, the Company paid $8.7 million, representing the amount of the judgment and accrued interest. Based on the obligations assumed by the Company in connection with the acquisition of the property and the

Company’s policy to indemnify officers and employees for actions taken during the course of company business, the judgment was not be apportioned among the defendants.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, including $130 million and $100 million of variable rate debt at March 31, 2004 and 2003, respectively, which was swapped to a weighted average fixed rate of approximately 2.7% and 2.9% at March 31, 2004 and 2003, respectively, excluding joint venture debt, is summarized as follows:

	March 31, 2004				March 31, 2003
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Percentage		Average	Average	Percentage
	Amount	Maturity	Interest	of	Amount	Maturity	Interest	of
	(Millions)	(years)	Rate	Total	(Millions)	(years)	Rate	Total
Fixed Rate Debt	$1,726.1	5.9	5.6%	83.0%	$1,123.0	6.6	6.4%	52.0%
Variable Rate Debt	$350.9	2.6	2.7%	17.0%	$1,037.1	2.4	2.5%	48.0%

     A summary of the Company’s joint ventures’ indebtedness, including $55.0 million and $78.0 million of variable rate debt at March 31, 2004 and 2003, respectively, which was swapped to a weighted average fixed rate of approximately 5.8% and 6.58% at March 31, 2004 and 2003, respectively, is as follows (in millions):

	March 31, 2004				March 31, 2003
			Weighted	Weighted			Weighted	Weighted
	Joint	Company’s	Average	Average	Joint	Company’s	Average	Average
	Venture	Proportionate	Maturity	Interest	Venture	Proportionate	Maturity	Interest
	Debt	Share	(years)	Rate	Debt	Share	(years)	Rate
Fixed Rate Debt	$793.6	$230.6	4.3	5.5%	$675.5	$253.9	5.2	7.0%
Variable Rate Debt	$468.7	$108.8	1.6	3.3%	$550.2	$159.4	1.6	3.8%

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

     The interest rate risk has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. These Swaps effectively fixed the interest payments on $130.0 million and $100.0 million of consolidated floating rate debt at March 31, 2004 and 2003, respectively, and $55 million and $78 million of joint venture floating rate debt at March 31, 2004 and 2003, respectively, of which $13.8 million and $12.6 million is the Company’s proportionate share at March 31, 2004 and 2003, respectively. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company’s three fixed rate interest rate swaps have a fair value which represents a liability of $0.5 million at March 31, 2004 and two of which carry notional amounts of $50 million and one carries a notional amount of $30 million and convert variable rate debt to a fixed rate of 2.71%, 3.02% and 2.94%, respectively. The Company also has two variable rate interest swaps with a fair value that represents an asset of $5.8 million at March 31, 2004, carry a notional amount of $60 million and $40 million and convert fixed rate debt to a variable rate of 3.0% and 3.7%, respectively.

     The Company’s joint venture interest rate swaps have a fair value which represents an asset of $0.2 million and a liability of $0.7 million at March 31, 2004 and December 31, 2003, respectively, of which $0.1 million and $0.2 million is the Company’s proportionate share, respectively. At March 31, 2004, these swaps carry a notional amount of $55 million and $38 million and convert variable rate debt to a fixed rate of 5.78% and 6.603%, respectively. At March 31, 2003, in addition to the $38 million swap discussed above, the Company’s joint ventures also had two swaps, both of which carried a notional amount of $20 million and converted variable rate debt to a fixed rate of 6.55% and 6.58%, respectively. In November 2003, in connection with the formation of MDT, the joint venture entered into a fixed rate interest swap, which carries a notional amount of $9.1 million, of which the Company’s proportionate share was $1.3 million, and converted variable rate debt to a fixed rate of 3.5%. This swap is not an effective hedge at March 31, 2004. This swap is marked to market with the adjustments flowing through the MDT’s equity affiliate income statement which aggregated $0.2 million of which the Company’s exposure was 14.5%. This contract was entered into pursuant to MDT’s financial requirements. The fair value of the swaps, is calculated based upon expected changes in future LIBOR rates.

     The fair value of the Company’s fixed rate debt and an estimate of the effect of a 100 basis point decrease in market interest rates adjusted to: (i) include the $130 million which was swapped to a fixed rate at March 31, 2004 and the $100 million which was swapped to a fixed rate at March 31, 2003, (ii) exclude the $100 million which was swapped to a variable rate at March 31, 2004 and 2003, (iii) include the Company’s proportionate share of the joint venture fixed rate debt and (iv) include the $55 million and $78 million, respectively, of joint venture debt which was swapped to a fixed rate at March 31, 2004 and 2003 and is summarized as follows (in millions):

	March 31, 2004				March 31, 2003
				100
				Basis Point				100
				Decrease in				Basis Point
				Market				Decrease in Market
	Carrying	Fair		Interest	Carrying	Fair		Interest
	Value	Value		Rates	Value	Value		Rates
Company’s fixed rate debt	$1,726.1	$1,840.5	(1)	$1,926.5 (3)	$1,123.0	$1,223.7	(1)	$1,286.5 (3)
Company’s proportionate share of joint venture fixed rate debt	$230.6	$244.1	(2)	$253.3 (4)	$253.9	$280.9	(2)	$293.6 (4)

(1)	Includes the fair value of interest rate swaps which was a liability of $0.5 million and $0.7 million at March 31, 2004 and 2003, respectively.

(2)	Includes the fair value of interest rate swaps which was a asset of $0.1 million at March 31, 2004 and a liability of $0.3 million at March 31, 2003.

(3)	Includes the fair value of interest rate swaps which was a liability of $1.2 million and $2.2 million at March 31, 2004 and 2003, respectively.

(4)	Includes the fair value of interest rate swaps which was a asset of $0.2 million at March 31, 2004 and a liability of $0.4 million at March 31, 2003.

     The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

     Further, a 100 basis point increase in short term market interest rates at March 31, 2004 and 2003 would result in an increase in interest expense for the three month periods of approximately $0.9 million and $2.6 million, respectively, for the Company and $0.3 million and $0.3 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the three month periods does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

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

	March 31,
	2004	2003
Total Notes Receivable	$26.9	$81.9
% Fixed Rate Loans	0.7%	11.5%
Fair Value of Fixed Rate Loans	$0.2	$10.9
Impact on Fair Value of 100 Basis Point Decrease in Market Interest Rates	$0.2	$11.1

     The Company and its joint ventures intend to continuously monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2004, the Company had no other material exposure to market risk.

New Accounting Standards

     In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46” or “Interpretation”), “Consolidation of Variable Interest Entities.” This Interpretation was revised in December 2003. The objective of this Interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds a variable interest in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIEs expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosure by primary beneficiaries and other significant variable interest holders. The disclosure provisions of this Interpretation became effective upon issuance in January 2003. The consolidation requirements of this Interpretation applied immediately to VIEs created after January 31, 2003 and no later than the end of the first fiscal year or interim period ending after March 15, 2004 for public companies with non-special purpose entities that were created prior to February 1, 2003. The consolidation requirements of this Interpretation were applicable to special purpose entities no later than the end of the first fiscal year or interim period ending after December 15, 2003.

     The Company evaluated all of its pre-existing joint venture relationships in order to determine whether the entities are VIEs and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. Effective January 1, 2004 the Company consolidated five entities that were previously accounted for under the equity method. Four of these entities represent investments in undeveloped land located in Round Rock, Texas; Opelika, Alabama; Jackson, Mississippi; and Monroe, Louisiana, with combined real estate balances of $6.1 million as of March 31, 2004, and liabilities of $0.9 million, of which $0.7 million is owed to the Company. The other entity consolidated is an operating shopping center property located in Martinsville, Virginia, in which DDR has a 50% interest, and advances of approximately $8.9 million. The total real estate of this entity is $32.0 million and the total debt is approximately $20 million, all of which is secured by the real estate assets of this entity and is non-recourse to the Company’s other assets. The Company recorded a charge of $3.0 million in the first quarter of 2004 as a result of the adoption of this standard relating to the minority partner’s cumulative losses in excess of its cost basis in the Martinsville, Virginia joint venture.

     The Company holds a 25% economic interest in a VIE, in which the Company was not determined to be the primary beneficiary. In March 2002, this VIE acquired the designation rights to real estate assets owned and controlled by Service Merchandise, Inc. The venture currently holds 58 fee simple, leasehold and groundlease interests previously owned by the Service Merchandise Company, Inc, and designation rights to 11 assets for which it has not obtained final title through the bankruptcy court. In total, these assets are located in 27 states across the United States. The VIE has total assets and total mortgage debt of approximately $169.9 million and $75.1 million, respectively, at March 31, 2004. The Company has a note receivable from the entity of approximately $11.7 million. In the unlikely event that all of the underlying assets of this entity had no value and all other owners failed to meet their obligations, the Company estimates that its maximum exposure to loss would approximate $21.7 million, primarily representing the net carrying value of the Company's investments in and advances to this entity at March 31, 2004. However, the Company expects to recover the recorded amounts of investments in this entity.

     In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes SAB 101, Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition”. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of this bulletin did not have a material impact on Company’s financial position, results of operations or cash flows.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128”. The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004 and should be applied by restating previously reported EPS. The Company does not believe the impact of this consensus will have a material impact on the Company’s financial position, results of operations or cash flow.

Item 4. Controls and Procedures

     The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of the end of the period covered by this quarterly report on Form 10-Q. The CEO and CFO have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three month period ended March 31, 2004, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting. There were no significant changes made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS, AND PURCHASES OF EQUITY SECURITIES

     The Company does not currently have in effect a plan to repurchase its common shares in the open market. The shares reflected in the following table, reflect shares surrendered to the Company to pay the exercise price of options.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares Purchased	Approximate Dollar
			as Part of	Value) of Shares
	(a) Total		Publicly	that May Yet Be
	Number of	(b) Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs
January 1-31, 2004	11,823	$33.83	—	—
February 1-29, 2004	—	—	—	—
March 1–31, 2004	15,447	$38.27	—	—

Total	27,270

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits

10.1	Purchase and sale agreement by and among Great Lake Holdings, LLC, Benderson Development Company, Inc., The Benderson Trusts, Certain Affiliates and the Company, dated as of March 31, 2004

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 [1]

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002 [1]

[1]	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

(b.) Reports on Form 8-K

Date Filed or Furnished	Item
January 16, 2004	Item 7
January 20, 2004	Item 7
January 22, 2004	Items 5 and 7
February 18, 2004	Item 9
April 1, 2004	Items 7 and 9
April 15, 2004	Items 5 and 7
April 30, 2004	Item 12
May 6, 2004	Item 5
May 6, 2004	Item 7

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

May 10, 2004	/s/ Scott A. Wolstein

(Date)	Scott A. Wolstein, Chief Executive Officer and
Chairman of the Board

May 10, 2004	/s/ William H. Schafer,

(Date)	William H. Schafer Senior Vice President and Chief
Financial Office (Principal Financial Officer and
Principal Accounting Officer)