Form 10-Q
period 2004-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2004-08-09
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

     Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

     Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act) Yes ☑ No ☐

     As of August 4, 2004, the registrant had 102,273,314 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — Unaudited

Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.

Condensed Consolidated Statements of Operations for the Three Month Periods ended June 30, 2004 and 2003.

Condensed Consolidated Statements of Operations for the Six Month Periods ended June 30, 2004 and 2003.

Condensed Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 2004 and 2003.

Notes to Condensed Consolidated Financial Statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Real estate rental property:
Land	$1,372,811	$821,893
Buildings	4,116,399	2,719,764
Fixtures and tenant improvements	95,726	90,384
Construction in progress	288,388	252,870

	5,873,324	3,884,911
Less accumulated depreciation	(518,399)	(458,213)

Real estate, net	5,354,925	3,426,698
Cash and cash equivalents	21,520	11,693
Restricted cash	—	99,340
Investments in and advances to joint ventures	260,182	260,143
Notes receivable	18,133	11,741
Other assets	179,876	131,536

	$5,834,636	$3,941,151

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Fixed rate notes	$1,360,322	$838,996
Variable rate term debt	350,000	300,000
Revolving credit facility	425,000	171,000

	2,135,322	1,309,996

Secured indebtedness:
Revolving credit facility	24,500	15,500
Mortgage and other secured indebtedness	1,075,292	757,635

	1,099,792	773,135

Total indebtedness	3,235,114	2,083,131
Accounts payable and accrued expenses	96,683	98,046
Dividends payable	53,063	43,520
Other liabilities	84,315	54,946

	3,469,175	2,279,643
Minority equity interest	23,474	24,543
Operating partnership minority interests	34,197	22,895

	3,526,846	2,327,081

Commitments and contingencies
Shareholders’ equity:
Class F — 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	150,000	150,000
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at June 30, 2004 and December 31, 2003	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 340,000 shares authorized; 340,000 shares issued and outstanding at June 30, 2004	170,000	—
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 109,296,187 and 93,792,948 shares issued at June 30, 2004 and December 31, 2003, respectively	10,929	9,379
Paid-in-capital	1,796,865	1,301,232
Accumulated distributions in excess of net income	(89,568)	(116,737)
Deferred obligation	10,234	8,336
Accumulated other comprehensive income (loss)	318	(541)
Less: Unearned compensation — restricted stock	(5,414)	(3,892)
Common stock in treasury at cost: 7,081,512 and 7,359,747 shares at June 30, 2004 and December 31, 2003, respectively	(120,574)	(118,707)

	2,307,790	1,614,070

	$5,834,636	$3,941,151

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2004	2003
Revenues from operations:
Minimum rents	$104,800	$91,229
Percentage and overage rents	1,400	1,292
Recoveries from tenants	30,040	23,109
Ancillary income	618	434
Other property related income	1,167	233
Management fee income	3,592	2,528
Development fee income	604	344
Other	6,504	2,858

	148,725	122,027

Rental operation expenses:
Operating and maintenance	16,049	15,068
Real estate taxes	19,902	14,270
General and administrative	11,050	11,189
Depreciation and amortization	31,930	23,970

	78,931	64,497

Other income (expense):
Interest income	998	1,156
Interest expense	(30,734)	(23,042)

	(29,736)	(21,886)

Income before equity in net income of joint ventures, minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate and real estate investments	40,058	35,644
Equity in net income of joint ventures	6,943	6,797

Income before minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate and real estate investments	47,001	42,441
Minority interests:
Minority equity interests	(342)	(391)
Operating partnership minority interests	(624)	(482)

	(966)	(873)
Income tax of taxable REIT subsidiaries and franchise taxes	(221)	—

Income from continuing operations	45,814	41,568
Discontinued Operations:
Loss from discontinued operations	—	(1,212)

Income before gain on disposition of real estate and real estate investments	45,814	40,356
Gain on disposition of real estate and real estate investments, net of tax	40,998	28,046

Net income	$86,812	$68,402

Net income applicable to common shareholders	$74,295	$57,140

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.78	$0.68
Loss from discontinued operations	—	(0.01)

Net income applicable to common shareholders	$0.78	$0.67

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.77	$0.67
Loss from discontinued operations	—	(0.01)

Net income applicable to common shareholders	$0.77	$0.66

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2004	2003
Revenues from operations:
Minimum rents	$193,759	$164,868
Percentage and overage rents	3,128	2,477
Recoveries from tenants	55,831	42,790
Ancillary income	1,383	782
Other property related income	2,073	307
Management fee income	6,702	5,132
Development fee income	795	673
Other	10,023	5,921

	273,694	222,950

Rental operation expenses:
Operating and maintenance	32,314	28,210
Real estate taxes	35,772	26,400
General and administrative	21,494	18,913
Depreciation and amortization	57,031	43,733

	146,611	117,256

Other income (expense):
Interest income	2,358	2,759
Interest expense	(55,669)	(41,945)

	(53,311)	(39,186)

Income before equity in net income of joint ventures, minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and real estate investments and cumulative effect of adoption of a new accounting standard	73,772	66,508
Equity in net income of joint ventures	25,164	16,896

Income before minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and real estate investments and cumulative effect of adoption of a new accounting standard	98,936	83,404
Minority interests:
Minority equity interests	(914)	(843)
Preferred operating partnership minority interests	—	(2,236)
Operating partnership minority interests	(1,196)	(859)

	(2,110)	(3,938)
Income tax of taxable REIT subsidiaries and franchise taxes	(892)	—

Income from continuing operations	95,934	79,466
Discontinued Operations:
Loss from discontinued operations	(703)	(924)

Income before gain on disposition of real estate and real estate investments and cumulative effect of adoption of a new accounting standard	95,231	78,542
Gain on disposition of real estate and real estate investments, net of tax	45,368	28,245

Income before cumulative effect of adoption of a new accounting standard	140,599	106,787
Cumulative effect of adoption of a new accounting standard	(3,001)	—

Net income	$137,598	$106,787

Net income applicable to common shareholders	$114,476	$83,650

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.30	$1.09
Loss from discontinued operations	(0.01)	(0.01)
Cumulative effect of adoption of a new accounting standard	(0.03)	—

Net income applicable to common shareholders	$1.26	$1.08

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$1.28	$1.07
Loss from discontinued operations	(0.01)	(0.01)
Cumulative effect of adoption of a new accounting standard	(0.03)	—

Net income applicable to common shareholders	$1.24	$1.06

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands)
(Unaudited)

	2004	2003
Net cash flow provided by operating activities	$143,436	$110,534

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(1,733,502)	(141,884)
Decrease in restricted cash	99,340	—
Proceeds from sale and refinancing of joint venture interests	28,778	12,004
Investments in and advances to joint ventures, net	(40,112)	(62,989)
Repayment of notes receivable	2,108	6,647
Advances to affiliates	(3,194)	(11,930)
Proceeds from disposition of real estate and real estate investments	233,000	210,668

Net cash flow (used for) provided by investing activities	(1,413,582)	12,516

Cash flow from financing activities
Proceeds from (repayment of) revolving credit facilities, net	463,000	(272,188)
(Repayment of) proceeds from borrowings from term loan	(150,000)	300,000
Proceeds from construction loans and mortgages	53,084	195,444
Proceeds from issuance of medium term notes, net of underwriting commissions and $421 of offering expenses	520,003	—
Repayment of senior notes	—	(100,000)
Principal payments on rental property debt	(162,923)	(157,711)
Payment of deferred finance costs	(2,082)	(4,404)
Proceeds from issuance of common shares, net of underwriting commissions and $538 of offering expenses paid	490,863	—
Proceeds from issuance of preferred shares, net of underwriting commissions and $598 and $724 of offering expenses paid in 2004 and 2003, respectively	164,047	173,606
Redemption of preferred operating partnership units	—	(180,000)
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	5,907	10,193
Distributions to preferred and operating partnership minority interests	(1,040)	(4,741)
Dividends paid	(100,886)	(77,611)

Net cash flow provided by (used for) financing activities	1,279,973	(117,412)

Increase in cash and cash equivalents	9,827	5,638
Cash and cash equivalents, beginning of period	11,693	16,371

Cash and cash equivalents, end of period	$21,520	$22,009

Supplemental disclosure of non-cash investing and financing activities:

For the six months ended June 30, 2004, in conjunction with the acquisition of 89 assets, the Company assumed mortgage debt at a fair value of approximately $467.0 and other liabilities of approximately $17.4 million. In conjunction with the acquisition of it’s partners 50% interest in a shopping center in March 2004, the Company acquired a property with a book value of $63.6 million and assumed debt of $47.0 million. In connection with the adoption of FIN 46 effective January 1, 2004, the Company consolidated real estate assets of $26.4 million and a mortgage payable of $20.0 million. At June 30, 2004, dividends payable were $53.1 million. In 2004, in conjunction with stock for stock option exercises, the Company recorded $1.6 million to treasury stock and $1.9 million to deferred obligation. The deferred obligation represents the portion of the common shares issuable upon exercise that were not currently issued but rather deferred pursuant to a deferral plan for which the Company maintains a separate trust. For the six months ended June 30, 2004, minority interests with a book value of approximately $4.9 million were converted into approximately 224,000 common shares of the Company. Other assets include approximately $0.1 million, which represents the fair value of the Company’s fixed rate interest rate swaps at June 30, 2004. Included in other assets and debt is approximately $3.3 million, which represents the fair value of the Company’s reverse interest rate swaps at June 30, 2004. The foregoing transactions did not provide for or require the use of cash for the 6 month period ended June 30, 2004.

For the six months ended June 30, 2003, in conjunction with the acquisition of a shopping center the Company assumed liabilities of approximately $8.4 million. In connection with the merger of JDN Realty Corporation, the Company issued approximately 18.0 million common shares at an aggregate value of $381.8 million, $50.0 million of preferred shares, assumed mortgage and unsecured debt at a fair value of approximately $606.2 million and other liabilities of approximately

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands)
(Unaudited)

$22.0 million. At June 30, 2003, dividends payable were $35.2 million. In June 2003, the Company’s Chief Executive Officer completed a stock for stock option exercise, in which the Company recorded $20.1 million to common shares and paid in capital, $28.3 million to treasury stock and $8.2 million to deferred obligation. The deferred obligation represents the excess portion of the common shares exercised that were not physically awarded but rather deferred in a separate trust. Other liabilities include approximately $0.9 million, which represents the fair value of the Company’s interest rate swaps. Included in other assets and debt is approximately $7.3 million, which represents the fair value of the Company’s reverse interest rate swaps. The foregoing transactions did not provide for or require the use of cash for the 6 months period ended June 30, 2004.

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

Unaudited Interim Financial Statements

     The Company consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity, as defined in FIN No. 46 “Consolidation of Variable Interest Entities” (“Fin 46.”) The Company also consolidates entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.

     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 8-K dated June 22, 2004 and filed on June 24, 2004 which reflects the impact of property sales as discontinued operations pursuant to the provisions of Statement of Financial Accounting Standard (“SFAS”) 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets” for the year ended December 31, 2003.

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

     The Company evaluated all of its pre-existing joint venture relationships in order to determine whether the entities are VIEs and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. Effective January 1, 2004, the Company consolidated five entities that were previously accounted for under the equity method. Four of these entities represent investments in undeveloped land located in Round Rock, Texas; Opelika, Alabama; Jackson, Mississippi; and Monroe, Louisiana, with combined real estate balances of $6.1 million as of June 30, 2004, and liabilities of $0.8 million of which $0.7 million is owed to the Company. The other entity consolidated is an operating shopping center property located in Martinsville, Virginia, in which DDR has a 50% interest, and advances of approximately $8.9 million. The total real estate of this entity is $32.0 million and the total debt is approximately $20 million, all of which is secured by the real estate assets of this entity and is non-recourse to the Company’s other assets. The Company recorded a charge of $3.0 million in the first quarter of 2004 as a result of the adoption of this standard relating to the minority partner’s cumulative losses in excess of its cost basis in the Martinsville, Virginia joint venture (Note 2).

     In May of 2004, the Company assumed all of the rights and obligations related to an independent trust (the “Grantor Trust”) from one of the Company’s joint venture entities in which the Company held a 50% interest. The Grantor Trust, a special purpose entity, owns tax exempt floating rate bonds which are serviced from incremental tax revenue generated on a shopping center development in Merriam, Kansas. The Company was determined to be the primary beneficiary of the Grantor Trust and consolidated the Grantor Trust’s assets and obligations assumed. As of June 30, 2004, the Grantor Trust has outstanding obligations totaling approximately $8.6 million and a receivable from the city of Merriam, Kansas of approximately $8.4 million. The Grantor Trust obligation is secured by a letter of credit guaranteed by the Company.

     The Company holds a 25% economic interest in a VIE, in which the Company was not determined to be the primary beneficiary. In March 2002, this VIE acquired the designation rights to real estate assets owned and controlled by Service Merchandise Company, Inc. The venture currently holds 69 fee simple, leasehold and ground lease interests previously owned by the Service Merchandise Company, Inc., and designation rights to 4 assets for which it has not obtained final title through the bankruptcy court. In total, these assets are located in 27 states across the United States. The VIE has total assets and total mortgage debt of approximately $178.5 million and $74.1 million, respectively, at June 30, 2004. The Company has a note receivable from the entity of approximately $13.6 million. In the unlikely event that all of the underlying assets of this entity had no value and all other owners failed to meet their obligations, the Company estimates that its maximum exposure to loss would approximate $24.1 million, primarily representing the net carrying value of the Company’s investment in and advances to this entity as of June 30, 2004. However, the Company expects to recover the recorded amount of it’s investment in this entity.

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

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128”. The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004 and should be applied by restating previously reported EPS. The adoption of this consensus did not have a material impact on the Company’s financial position, results of operations or cash flows.

Comprehensive Income

     Comprehensive income (in thousands) for the three month periods ended June 30, 2004 and 2003 was $87,598 and $68,244, respectively. Comprehensive income (in thousands) for the six month periods ended June 30, 2004 and 2003 was $138,458 and $106,248, respectively.

Stock Based Compensation

     The Company applies APB 25, “Accounting for Stock Issued to Employees” in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Assuming application of the fair value method pursuant to SFAS 123, the compensation cost, which is required to be charged against income for all plans, was $1.5 million and $1.3 million for the three months ended June 30,

2004 and 2003, respectively and $2.9 million and $2.4 million for the six months ended June 30, 2004 and 2003, respectively.

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$86,812	$68,402	$137,598	$106,787
Add: Stock-based employee compensation included in reported net income	964	2,204	2,252	2,986
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,472)	(1,297)	(2,898)	(2,438)

	$86,304	$69,309	$136,952	$107,335

Earnings Per Share:
Basic — as reported	$0.75	$0.67	$1.26	$1.08
Basic — pro forma	$0.74	$0.68	$1.26	$1.08
Diluted — as reported	$0.74	$0.66	$1.24	$1.06
Diluted — pro forma	$0.73	$0.67	$1.24	$1.06

2.   EQUITY INVESTMENTS IN JOINT VENTURES

     At June 30, 2004 and December 31, 2003, the Company had an ownership interest in various joint ventures, which owned 74 and 54 operating shopping center properties, respectively, and 69 and 72, respectively, shopping center sites formerly owned by Service Merchandise Company, Inc. Included in these amounts is the joint venture with DDR Macquarie Fund LLC (“MDT Joint Venture”), the Company’s joint venture with Macquarie DDR Trust, an Australian Listed Property Trust sponsored by Macquarie Bank Limited, which the Company had an effective ownership interest of 14.5% in 33 and 11 operating shopping center properties, respectively, at June 30, 2004 and December 31, 2003, and has been segregated and discussed separately in Note 3.

     Combined condensed financial information of the Company’s joint venture investments excluding MDT Joint Venture is as follows (in thousands):

	June 30,	December 31,
	2004	2003
Combined Balance Sheets:
Land	$342,323	$359,591
Buildings	1,009,210	1,116,741
Fixtures and tenant improvements	28,947	24,985
Construction in progress	38,086	38,018

	1,418,566	1,539,335
Less accumulated depreciation	(104,749)	(117,235)

Real estate, net	1,313,817	1,422,100
Receivables, net	36,685	43,479
Leasehold interests	27,656	28,895
Other assets	61,901	68,807

	$1,440,059	$1,563,281

Mortgage debt	$905,739	$946,617
Amounts payable to DDR	17,408	31,008
Amounts payable to other partners	40,080	31,247
Other liabilities	52,680	65,078

	1,015,907	1,073,950
Accumulated equity	424,152	489,331

	$1,440,059	$1,563,281

Company’s proportionate share of accumulated equity	$137,979	$151,857

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Combined Statements of Operations:
Revenues from operations	$53,209	$59,358	$107,534	$119,230

Rental operation expenses	22,021	22,884	41,859	44,884
Depreciation and amortization expense of real estate investments	8,841	9,214	16,443	19,488
Interest expense	11,984	18,244	26,212	38,312

	42,846	50,342	84,514	102,684

Income before gain (loss) on sale of real estate and real estate investments and discontinued operations	10,363	9,016	23,020	16,546
Gain (loss) on sale of real estate and real estate investments	5	588	(8)	2,331

Income from continuing operations	10,368	9,604	23,012	18,877
Discontinued operations:
Gain (loss) from discontinued operations	377	(449)	50	2,229
(Loss) gain on sale of real estate, net of tax	(132)	7,699	23,777	40,887

Net income	$10,613	$16,854	$46,839	$61,993

Company’s proportionate share of net income*	$4,570	$7,094	$21,404	$17,531

*	For the three month periods ended June 30, 2004 and 2003, the difference between the $7.1 million for both periods, of the Company’s proportionate share of net income reflected above and the net income of MDT Joint Venture in Note 3, and $6.9 million and $6.8 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is attributable to additional depreciation associated with basis differentials. For the six month periods ended June 30, 2004 and 2003, the difference between the $25.4 million and $17.5 million, respectively, of the Company’s proportionate share of net income reflected above and the net income of MDT Joint Venture in Note 3, and $25.2 million and $16.9 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is attributable to additional depreciation associated with basis differentials. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical cost of the net assets of the joint venture. Differences in income also occur when the Company acquires assets from joint ventures or contributes assets to joint ventures.

     Service fees earned by the Company through management, leasing and development activities performed related to the Company’s joint ventures are as follows (in millions):

	Six Month Periods
	Ended June 30,
	2004	2003
Management fees	$4.3	$3.9
Development fees and leasing commissions	1.0	1.3
Interest income	1.0	1.6

Coventry II

     In July 2004, the Company, through its joint venture with Coventry II, acquired an effective 10% interest in a development partnership with David Berndt Interests, Inc. to develop a new shopping center in San Antonio, Texas, known as Westover Marketplace. The joint venture partnership acquired approximately 63 acres of land for $10.6 million and sold approximately 16 acres for $2.7 million to Target. DDR anticipates that this shopping center will be completed in Fall 2005. The Company’s equity interest in this joint venture is approximately $1.5 million.

     In the first quarter of 2004, the Company, through its joint venture with Coventry II, acquired a 20% interest in Totem Lakes Mall, a 290,000 square foot shopping center in Suburban Seattle, Washington. The joint venture acquired the shopping center for approximately $37.0 million of which the Company’s equity interest, net of debt, is approximately $7.4 million. The Company through another joint venture with Coventry II also acquired a 20% interest in Phoenix Spectrum Mall, a 1,145,000 square foot shopping center in Phoenix, Arizona, for approximately $46.5 million of which the Company’s equity interest, net of debt assumed, is approximately $9.3 million.

Other Joint Ventures

     In January 2004, one of the Company’s RVIP joint ventures sold a portion of a shopping center in Puente Hills, California, which represented approximately 300,000 square feet of GLA, for approximately $33.0 million and recognized a gain of approximately $4.9 million of which the Company’s proportionate share was approximately $0.7 million.

     In January 2004, a joint venture in which the Company owns a 35% interest, sold a 320,000 square foot shopping center property located in San Antonio, Texas for approximately $59.1 million and recognized a gain of $19.1 million, of which the Company’s proportionate share was approximately $6.7 million.

Adoption of FIN 46 (Note 1):

     Pursuant to the adoption of FIN 46, the following entities were identified as variable interest entities and consolidated into the consolidated balance sheet and consolidated statement of operations of the Company at January 1, 2004. These five properties had aggregate assets, advances to DDR, mortgage debt and other liabilities of approximately $30.5 million, $9.7 million, $20.0 million and $0.2 million, respectively, at December 31, 2003. These joint ventures are identified as follows:

•	Four joint venture interests which own developable land located in Round Rock, Texas; Opelika, Alabama; Jackson, Mississippi; and Monroe, Louisiana. The Company owns a 50%, 11%, 50% and 50% interest in these joint ventures, respectively;

•	A 50% interest in an operating shopping center property located in Martinsville, Virginia.

     The Company recorded a charge of $3.0 million as a cumulative effect of adoption of a new accounting standard attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in excess of its cost basis in the partnership.

3.   MDT JOINT VENTURE

     At June 30, 2004, the Company’s investment in MDT Joint Venture is considered a significant subsidiary pursuant to the applicable Regulation S-X rules, due to the acquisition of properties by this joint venture in May 2004 as discussed below. The Company has an effective ownership interest of 14.5% in MDT Joint Venture, which was formed in November 2003. The joint venture owned 33 and 11 operating shopping center properties at June 30, 2004 and December 31, 2003, respectively. Since inception through the period ended March 31, 2004, this joint venture was combined with the results of the Company’s remaining joint ventures discussed in Note 2.

     In May 2004, MDT Joint Venture acquired an indirect ownership interest in 23 retail properties, which consists of over 5.6 million square feet of GLA. The aggregate purchase price of the properties was approximately $538.0 million. Eight of the properties acquired by MDT Joint Venture were owned by the Company and one of the properties was held by the Company through a joint venture. Fourteen of the properties acquired by MDT Joint Venture were owned by Benderson Development Company and related entities (“Benderson”).

     Condensed financial information of MDT Joint Venture is as follows (in thousands):

	June 30,	December 31,
	2004	2003
Combined Balance Sheets:
Land	$355,432	$160,255
Buildings	906,572	575,626
Fixtures and tenant improvements	6,887	—
Construction in progress	16	—

	1,268,907	735,881
Less accumulated depreciation	(9,399)	(1,520)

Real estate, net	1,259,508	734,361
Receivables, net	8,191	3,687
Other assets	41,006	14,969

	$1,308,705	$753,017

Mortgage debt	$687,471	$374,500
Amounts payable to DDR	951	675
Amounts payable to other partners	1,946	874
Other liabilities	14,371	15,603

	704,739	391,652
Accumulated equity	603,966	361,365

	$1,308,705	$753,017

Company’s proportionate share of accumulated equity	$87,088	$52,574

	Three Month Period	Six Month Period
	Ended June 30,	Ended June 30,
	2004	2004
Combined Statements of Operations:
Revenues from operations	$29,693	$51,643

Rental operation expenses	7,691	14,098
Depreciation and amortization expense of real estate investments	5,419	8,709
Interest expense	5,830	10,260

	18,940	33,067

Net income	$10,753	$18,576

Company’s proportionate share of net income (Note 2)	$2,495	$3,961

     Service fees earned by the Company through management, leasing and development activities performed related to MDT Joint Venture are as follows (in millions):

	Six Month Periods
	Ended June 30,
	2004	2003
Management fees	$1.7	—
Development fees and leasing commissions	0.3	—
Acquisition and finance fees	3.0	—

4.   MERGER, ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

     During the first quarter of 2003, the Company’s and JDN’s shareholders approved a definitive merger agreement pursuant to which JDN shareholders received 0.518 common shares of DDR in exchange for each share of JDN common stock which closed on March 13, 2003. The Company issued 18.0 million common shares valued at $21.22 per share based upon the average of the closing prices of DDR common shares between October 2, 2002 and October 8, 2002, the period immediately prior to and subsequent to the announcement of the merger. The transaction initially valued JDN at approximately $1.1 billion, which included approximately $606.2 million of assumed debt at fair market value and $50 million of voting preferred shares. In the opinion of management, the $50 million of preferred shares represented fair value. These preferred shares were redeemed in September 2003. Through this merger, DDR acquired 102 retail asset aggregating 23 million square feet including 16 development properties comprising approximately 6 million square feet of total GLA. Additionally, DDR acquired a development pipeline of several properties. Included in the assets acquired are the land, building and tenant improvements associated with the underlying real estate. The other asset allocation relates primarily to the value associated with in-place leases and tenant relationships of the properties. The Company entered into the merger to acquire a large portfolio of assets. The revenues and expenses relating to the JDN properties are included in DDR’s historical results of operations from the date of the merger, March 13, 2003.

     In addition, the Company acquired four shopping centers in 2003 or interests therein aggregating 1.7 million square feet for an aggregate purchase price of approximately $120 million.

     In March 2004, the Company announced that it entered into an agreement to purchase interests in 110 retail real estate assets with approximately 18.8 million square feet of GLA, from Benderson. One of those properties was subject to a right of first refusal, which has been exercised, so the Company expects to acquire interests in 109 assets. The purchase price of the assets, including associated expenses, is expected to be approximately $2.3 billion, less assumed debt and the value of a 2% equity interest of approximately $16.2 million that Benderson will retain as set forth below. Benderson transferred or will transfer a 100% ownership in certain assets or entities owning certain assets. The remaining assets are or will be held by a joint venture in which the Company holds a 98.0% interest and Benderson holds a 2.0% interest.

     Through June 30, 2004, the Company completed the purchase of 101 properties, including 14 purchased directly by MDT Joint Venture (Note 3) and 52 held by the joint venture with Benderson.

     With respect to the joint venture with Benderson, after 20 months from the initial acquisition, Benderson will have the right to cause the joint venture to redeem its 2.0% interest for a price equal to the agreed value of the interest on the closing date of approximately $16.2 million, increased or decreased to reflect changes in the price of the Company’s common shares during the period in which Benderson holds the 2.0% interest, less certain distributions Benderson receives from the joint venture. If Benderson exercises the foregoing right, the Company will have the right to satisfy the joint venture’s obligation by purchasing Benderson’s interest for cash or by issuing DDR common shares. If Benderson does not elect to exercise its right to have its interest redeemed, the Company will have the right after 30 months to purchase that 2.0% interest for cash or common shares for a price determined in the same manner as if Benderson had elected to cause such redemption.

     The Company funded the transaction through a combination of assumed debt, new debt financing of approximately $450 million, net proceeds of approximately $164.5 million from the issuance of 6.8 million cumulative preferred shares, net proceeds of approximately $491 million from the issuance of 15.0 million common shares and asset transfers to MDT Joint Venture which generated net proceeds of approximately $194.3 million (Note 2). With respect to assumed debt, the fair value of existing indebtedness assumed upon closing is approximately $375 million, which includes an adjustment of approximately $30 million to fair value, based on rates for debt with similar terms and remaining maturities as of May 2004. DDR has engaged an appraiser to perform valuations of the real estate and certain other assets. As a result, the purchase price allocation recorded as of June 30, 2004 is preliminary and subject to change. The revenues and expenses relating to assets and interests acquired as of June 30, 2004 are included in DDR’s historical results of operations from various acquisition dates which range from May 14, 2004 through June 7, 2004.

     Benderson has also entered into a five-year master lease for vacant space that is either covered by a letter of intent as of the closing date or a new lease with respect to which the tenant has not begun to pay rent as of the closing date. During the five-year master lease, Benderson has agreed to pay the rent for such vacant space, until each applicable tenant’s rent commencement date. The Company recorded the estimated master lease lease receivable as part of the preliminary purchase price allocation.

     The Benderson assets are located in eleven states, with over 80.0% of the GLA in New York and New Jersey. The Benderson assets are approximately 94.6% leased, including master lease units, as of June 30, 2004, and the largest tenants, based on revenues, include Tops Markets (Ahold USA), Wal-Mart/Sam’s Club, Home Depot and Dick’s Sporting Goods. Prior to the transaction, the Company owned less than 100,000 square feet of GLA in New York and approximately 2.7 million square feet of GLA in New Jersey. The Company entered into this transaction to acquire the largest, privately owned retail shopping center portfolio in the country in markets where the Company previously did not have a strong presence.

     The following unaudited supplemental pro forma operating data is presented for the three and six month periods ended June 30, 2003 as if the merger with JDN, the acquisition of two properties or partnership interests and the acquisition of assets from Benderson and related financing were completed on January 1, 2003. The following unaudited supplemental pro forma operating data is presented for the three and six month periods ended June 30, 2004 as if the acquisition of assets from Benderson and related financings were completed on January 1, 2003. Pro forma amounts include transaction costs, general and administrative expenses, losses on investments and settlement costs JDN reported in its historical results of approximately $19.3 million for the six months ended June 30, 2003, which management believes to be non-recurring.

     The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. Certain of the properties were in the lease-up, therefore, the 2003 operating results are not reflective of the future operations of the properties in the aggregate. The Company accounted for the acquisition of assets utilizing the purchase method of accounting. The pro forma adjustments relating to the Benderson transaction are based on the Company’s preliminary purchase price allocation and certain estimates. The Company engaged an appraiser to perform valuations of the real state and certain other assets. As a result, the purchase price allocation is preliminary and subject to change. Therefore, the amounts included in the pro forma adjustments are preliminary and could change. There can be no assurance that the final adjustments will not be materially different from those included herein.

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
	(in thousands, except per share)
	2004	2003	2004	2003
Pro forma revenues	$168,353	$161,120	$332,400	$325,259

Pro forma income from continuing operations	$50,061	$46,747	$105,915	$79,216

Pro forma loss from discontinued operations	$—	$(1,212)	$(703)	$(924)

Pro forma net income applicable to common shareholders	$77,232	$59,131	$119,959	$86,055

Per share data:
Basic earnings per share data:
Loss from continuing operations applicable to common shareholders	$0.76	$0.60	$1.22	$0.87
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)
Cumulative effect of adoption of a new accounting standard	—	—	(0.03)	—

Net income applicable to common shareholders	$0.76	$0.59	$1.18	$0.86

Diluted earnings per share data:
Loss from continuing operations applicable to common shareholders	$0.75	$0.59	$1.20	$0.86
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)
Cumulative effect of adoption of a new accounting standard	—	—	(0.03)	—

Net income applicable to common shareholders	$0.75	$0.58	$1.16	$0.85

5.   NOTES RECEIVABLE

     In May 2004, the Company acquired its joint venture partnership’s effective interest in tax incremental financing bonds (“TIF Bonds”) from the City of Merriam (the “City”) which have a balance plus accrued interest of $9.5 million at June 30, 2004. The initial proceeds of the bonds were used by the City to purchase certain properties, which were later utilized as the site of a development property. Interest and principal of the TIF Bonds are repaid through incremental real estate taxes generated on the development project. TIF Bonds are owned by a Grantor Trust. The Grantor Trust makes distributions to beneficiaries of the trust who owns interest in the trust as evidenced by "certificates." The TIF Bonds bear interest at a fixed rate of 6.9%. Interest and principal are payable semi-annually. The TIF Bonds mature on February 1, 2016 with all unpaid principal due at that date.

6. OTHER ASSETS

     Other assets consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Accounts receivable, net (1)	$92,543	$76,509
Deferred charges, net	15,571	12,292
Fair value hedge	3,307	5,573
Intangibles:
In-place leases (including lease origination costs) (2)	37,093	7,051
Tenant relations	5,830	6,051
Less accumulated amortization of intangibles (3)	(2,432)	(1,633)
Prepaids, deposits and other assets	27,964	25,693

	$179,876	$131,536

(1)	Includes straight line rent receivables, net, of $24.5 million and $21.6 million at June 30, 2004 and December 31, 2003 respectively and approximately $18.0 million related to master lease obligation from Benderson at June 30, 2004.

(2)	Includes approximately $29.0 million of intangible assets assigned based upon a preliminary purchase price allocation in conjunction with the acquisition of assets from Benderson (Note 4). These amounts are subject to change.

(3)	The Company recorded amortization expense of $1.0 million for the six months ended June 30, 2004 and none in 2003 related to these intangible assets.

7. REVOLVING CREDIT FACILITIES

     The Company maintains its primary unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). This facility provided for available borrowing capacity of $650 million and a maturity date of May 2006 (Note 18). The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.8%), depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. At June 30, 2004, $425.0 million was outstanding under this facility with a weighted average interest rate, excluding the effects of any interest rate swaps, of 2.0%.

     The Company also maintains two secured revolving credit facilities with National City Bank of $30 million and $25 million, respectively. The $30 million credit facility is secured by certain partnership investments and has a maturity date of June 2006, and the $25 million credit facility is a development construction facility secured by the applicable development project(s) and has a maturity date of June 2005. The Company maintains the right to reduce the $30 million facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under these facilities bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (currently 0.8% in relation to the $30 million facility and 1.00% to 1.25% depending on borrowings outstanding in relation to the $25 million facility) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At June 30, 2004, $49.5 million was outstanding under these facilities with a weighted average interest rate of 2.5%.

8. TERM LOAN

     In connection with the financing required to acquire assets from Benderson, the Company entered into a $200 million term loan (“Term Loan”) with JP Morgan and several other lenders. The Term Loan has a maturity date of May 2007 and bears interest at variable rates based on a spread over LIBOR of 0.75%. The interest rate on the Term Loan at June 30, 2004 was 2.0%.

9. UNSECURED NOTES

     In April 2004, the Company issued $250 million, 5.25% seven-year notes through a private placement. Net proceeds from this offering of approximately $248.2 million were used to partially fund the Benderson transaction.

     In January 2004, the Company issued $275 million of five-year unsecured senior notes with a coupon rate of 3.875%. Net proceeds from this offering of approximately $272.2 million were used to repay approximately $104 million of variable rate mortgage debt and $150 million of the Company’s unsecured term debt associated with the JDN merger, with the balance being used to repay revolving credit facilities.

10. DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swaps:

     In June 2003, the Company entered into a $30 million interest rate swap for a two year term effectively converting floating rate debt of a secured construction loan into fixed rate debt with an effective interest rate of 2.9%. In January 2003, the Company entered into two interest rate swaps, $50 million for a 1.5 year term and $50 million for a 2 year term, effectively converting floating rate debt under the Unsecured Credit Facility into fixed rate debt with an effective weighted average interest rate of 2.865%. At June 30, 2004, $50 million remained outstanding with an effective interest rate of $2.82%. In March 2002, the Company entered into two reverse interest rate swap agreements, $40 million for a 2.75 year term and $60 million for a 5 year term, effectively converting a portion of the outstanding fixed rate debt under the Company’s fixed rate senior notes to a variable interest rate of six month LIBOR.

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

Cash Flow Hedges

     As of June 30, 2004 and December 31, 2003, the aggregate fair value of the Company’s interest rate swaps was an asset of $0.1 million and a liability of $0.4 million, respectively, which is included in other liabilities in the condensed consolidated balance sheet. For the six month periods ended June 30, 2004 and 2003, the amount of hedge ineffectiveness was not material.

     All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next twelve months it will reflect as an increase to earnings $0.2 million of the amount recorded in accumulated other comprehensive loss. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Fair Value Hedges

     As of June 30, 2004 and December 31, 2003, the aggregate fair value of the Company’s reverse interest rate swaps was an asset of $3.3 million and $5.6 million, respectively, which is included in other assets, with the offsetting liability in fixed rate notes in the condensed consolidated balance sheet.

For the six months ended June 30, 2004, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the condensed consolidated statements of operations. The fair value of these reverse interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Joint Venture Derivative Instruments

     At June 30, 2004, the Company’s joint ventures had two interest rate swaps aggregating $75 million, converting a portion of the variable rate mortgage debt to a fixed rate of 5.4%. At December 31, 2003, the Company’s joint ventures had two interest rate swaps aggregating $55 million, converting a portion of the variable rate mortgage debt to a weighted average fixed rate of approximately 5.6% and an interest rate cap agreement, which matured in March 2004 and had a notional amount of $175 million, and a strike price of 4.0%. The aggregate fair value of these instruments at June 30, 2004 and December 31, 2003 was an asset of $0.7 million and a liability of $0.7 million, respectively, of which the Company’s proportionate share was an asset of $0.2 million and a liability of $0.2 million, respectively.

     In November 2003, in connection with the formation of MDT Joint Venture, the venture entered into a fixed rate interest swap, which carries a notional amount of $9.1 million, and converted variable rate debt to a fixed rate of 3.5%. This swap is not an effective hedge at June 30, 2004. The amount of hedge ineffectiveness was not material to the Company. This swap is marked to market with the adjustments flowing through MDT Joint Venture’s income statement. This contract was entered into pursuant to MDT Joint Venture’s financial requirements.

11. CONTINGENCIES

     In January 2004, the appellate court denied the Company’s appeal of a judgment in the amount of $8.0 million, plus interest and attorneys’ fees, against the Company and two other defendants, in connection with a verdict reached in a civil trial involving a claim filed by a movie theater relating to a property owned by the Company. After consultation with legal counsel, the Company determined that it would not appeal the appellate court’s ruling. The Company accrued a liability of $9.2 million, representing the judgment plus accrued interest and legal costs, at December 31, 2003. In February 2004, the Company paid $8.7 million, representing the amount of the judgment and accrued interest. Based on the obligations assumed by the Company in connection with the acquisition of the property and the Company’s policy to indemnify officers and employees for actions taken during the course of company business, the judgment was not apportioned among the defendants (Note 15).

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

12. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS

     The following table summarizes the changes in shareholders’ equity since December 31, 2003 (in thousands):

		Common
		Shares		Accumulated		Accumulated	Unearned
		($.10		Distributions		Other	Compensation	Treasury
	Preferred	Stated	Paid-in	In Excess of	Deferred	Comprehensive	Restricted	Stock
	Shares	Value)	Capital	Net Income	Obligation	Income (loss)	Stock	At Cost	Total
Balance December 31, 2003	$535,000	$9,379	$1,301,232	$(116,737)	$8,336	$(541)	$(3,892)	$(118,707)	$1,614,070
Net income				137,598					137,598
Change in fair value of interest rate swaps						859			859
Dividends declared — common shares				(86,776)					(86,776)
Dividends declared — preferred shares				(23,653)					(23,653)
Vesting of restricted stock					1,898		1,433	(1,898)	1,433
Issuance of restricted stock			2,116				(2,955)	1,641	802
Conversion of operating partnership units		22	4,851						4,873
Issuance of common stock		1,500	489,363						490,863
Issuance of preferred stock	170,000		(5,953)						164,047
Issuance of common shares related to exercise of stock options and dividend reinvestment plan		28	5,256					(1,610)	3,674

Balance June 30, 2004	$705,000	$10,929	$1,796,865	$(89,568)	$10,234	$318	$(5,414)	$(120,574)	$2,307,790

     Common share dividends declared, per share, were $0.46 and $0.41 for the three month periods ended June 30, 2004 and 2003, respectively. Common share dividends declared, per share, were $0.92 and $0.82 for the six month periods ended June 30, 2004 and 2003, respectively.

     In May 2004, the Company issued and sold 15,000,000 of DDR Common shares. Net proceeds from the sale of the common shares were approximately $491 million.

     In May 2004, the Company issued and sold 6,800,000 depository shares, each representing 1/20 of a share of 7.50% Class I Cumulative Redeemable Preferred shares. Net proceeds from the sale of the depository shares were approximately $164.5 million.

     Proceeds from these offerings were used to partially fund the Benderson transaction.

     In 2004, certain officers of the Company completed a stock for stock option exercise and received approximately 166,296 common shares of stock in exchange for 311,404 common shares of the Company. In addition, vesting of restricted stock grants approximating 0.1 million shares of common stock of the Company were deferred. In connection with these transactions the Company recorded $1.9 million in deferred obligations. The shares associated with the option exercises and restricted stock vesting were deferred into the Developers Diversified Realty Corporation Deferred Compensation Plan, a non-qualified compensation plan.

13. OTHER INCOME

     Other income for the three and six month periods ended June 30, 2004 and 2003 was comprised of the following (in millions):

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Lease termination	$3.5	$2.5	$7.0	$2.8
Acquisitions and finance fees	3.0	—	3.0	—
Settlement of call option (1)	—	—	—	2.4
Sale of option rights and other miscellaneous	—	0.4	—	0.7

	$6.5	$2.9	$10.0	$5.9

(1)	Settlement of a call option on March 31, 2003 relating to the MOPPRS debt assumed from JDN, principally arising from an increase in interest rates from the date of acquisition, March 13, 2003, to the date of settlement.

14. DISCONTINUED OPERATIONS

     Included in discontinued operations for the six month periods ended June 30, 2004 and 2003, are two properties sold in the first quarter of 2004, aggregating 0.1 million square feet (one of these properties was consolidated into the results of the Company in December 2003), and 13 properties sold in 2003, aggregating 0.9 million square feet. The operating results relating to assets sold are as follows (in thousands):

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,
	(in thousands, except per share amounts)
	2004	2003	2004	2003
Revenues	$—	$988	$145	$1,853

Expenses:
Operating	—	2,852	94	2,975
Interest	—	177	19	356
Depreciation	—	377	38	652

	—	3,406	151	3,983

		(2,418)	(6)	(2,130)
Minority interests	—	—	(4)	—
Gain (loss) on sales of real estate	—	1,206	(693)	1,206

Loss from discontinued operations	$—	$(1,212)	$(703)	$(924)

15. TRANSACTIONS WITH RELATED PARTIES

     The Company assumed the full liability for the Regal Cinemas judgment (Note 11). The other defendants included a former executive of the Company and a real estate development partnership (the “Partnership”) owned by this individual and the former Chairman of the Board, who was also a significant shareholder and a director of the Company.

     The Company was also a party to a lawsuit that involved various claims against the Company relating to certain management related services provided by the Company. The owner of the properties had entered into a management agreement with two entities (“Related Entities”) controlled by a former director of the Company, to provide management services. The Company agreed to perform those services on behalf of the Related Entities and the fees paid by the owner of the properties were paid to the Company. One of the services to be provided by the Company was to obtain and maintain casualty insurance for the owner’s properties. A loss was incurred at one of the owner’s properties and the insurance company denied coverage. The Company filed a lawsuit against the insurance company. The Company entered into a settlement pursuant to which the Company paid $750,000 to the owner of the properties in 2004, and agreed to indemnify the Related Entities for any loss or damage incurred by either of the Related Entities if it were judicially determined that the owner of the property is not entitled to receive insurance proceeds under a policy obtained and maintained by the Company.

     In connection with the settlement, the Chairman of the Board of Directors and Chief Executive Officer of the Company (“CEO”), entered into a joint venture with the principal of the owner of the properties, and the Company entered into a management agreement with the joint venture effective February 1, 2004. The CEO holds an ownership interest of approximately 25.0% in the joint venture. The Company will provide management and administrative services and will receive fees equal to 3.0% of the gross income of each property for which services are provided, but not less than $5,000 per year from each such property. The management agreement expires on February 28, 2007, unless terminated earlier at any time by the joint venture upon 30 days’ notice to the Company or by the Company upon 60 days’ notice to the joint venture.

16. EARNINGS AND DIVIDENDS PER SHARE

     Earnings Per Share (EPS) have been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. There have been no changes to dilutive securities from those disclosed in the Company’s Form 8-K dated June 22, 2004 and filed on June 24, 2004 which reflects the impact of property sales as discontinued operations pursuant to the provisions of SFAS 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets” for the year ended December 31, 2003 other than as described below.

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,
	(in thousands, except per share amounts)
	2004	2003	2004	2003
Income from continuing operations	$45,814	$41,568	$95,934	$79,466
Add: Gain on disposition of real estate and real estate investments	40,998	28,046	45,368	28,245
Less: Preferred stock dividends	(12,517)	(11,262)	(23,122)	(18,147)
Write-off of original issuance costs associated with preferred operating partnership units and preferred shares redeemed	—	—	—	(4,990)

Basic — Income from continuing operations Applicable to common shareholders	74,295	58,352	118,180	84,574
Add: Operating partnership minority interests	624	482	1,196	859

Diluted — Income from continuing operations Applicable to common shareholders	$74,919	$58,834	$119,376	$85,433

Number of Shares:
Basic — average shares outstanding	95,018	85,032	90,682	77,626
Effect of dilutive securities:
Stock options	1,010	1,446	1,117	1,261
Operating partnership minority interests minority interests	1,339	1,127	1,234	1,027
Restricted stock	48	62	73	67

Diluted — average shares outstanding	97,415	87,667	93,106	79,981

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.78	$0.68	$1.30	$1.09
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)
Cumulative effect of adoption of a new accounting standard	—	—	(0.03)	—

Net income applicable to common shareholders	$0.78	$0.67	$1.26	$1.08

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.77	$0.67	$1.28	$1.07
Loss from discontinued operations	—	(0.01)	(0.01)	(0.01)
Cumulative effect of adoption of a new accounting standard	—	—	(0.03)	—

Net income applicable to common shareholders	$0.77	$0.66	$1.24	$1.06

17. SEGMENT INFORMATION

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

     The shopping center segment consists of 445 shopping centers, including 145 owned through joint ventures (two of which are consolidated by the Company), in 44 states aggregating approximately 71.3 million square feet of Company-owned GLA. These shopping centers range in size from approximately 10,000 square feet to 750,000 square feet of Company-owned GLA. The business center segment consists of 34 business centers in 11 states aggregating approximately 4.1 million square feet of Company-owned GLA. These business centers range in size from approximately 10,000 square feet to 330,000 square feet of Company-owned GLA.

     The table below presents information about the Company’s reportable segments for the three and six month periods ended June 30, 2004 and 2003.

	Three Months ended June 30, 2004
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$8,778	$139,947		$148,725
Operating expenses	(2,681)	(33,270)		(35,951)

	6,097	106,677		112,774
Unallocated expenses (A)			(72,937)	(72,937)
Equity in net income of joint ventures		6,943		6,943
Minority interests			(966)	(966)

Income from continuing operations				$45,814

	Three Months ended June 30, 2003
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$8,683	$113,344		$122,027
Operating expenses	(2,720)	(26,618)		(29,338)

	5,963	86,726		92,689
Unallocated expenses (A)			(57,045)	(57,045)
Equity in net income of joint ventures		6,797		6,797
Minority interests			(873)	(873)

Income from continuing operations				$41,568

	Six Months ended June 30, 2004
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$17,250	$256,444		$273,694
Operating expenses	(5,345)	(62,741)		(68,086)

	11,905	193,703		205,608
Unallocated expenses (A)			(132,728)	(132,728)
Equity in net income of joint ventures		25,164		25,164
Minority interests			(2,110)	(2,110)

Income from continuing operations				$95,934

Total real estate assets	$268,117	$5,605,207		$5,873,324

	Six Months ended June 30, 2003
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$17,800	$205,150		$222,950
Operating expenses	(5,393)	(49,217)		(54,610)

	12,407	155,933		168,340
Unallocated expenses (A)			(101,832)	(101,832)
Equity in net income of joint ventures		16,896		16,896
Minority interests			(3,938)	(3,938)

Income from continuing operations				$79,466

Total real estate assets	$263,939	$3,603,214		$3,867,153

(A)	Unallocated expenses consist of general and administrative, interest income and interest expense, tax expense, and depreciation and amortization as listed in the condensed consolidated statements of operations.

18. SUBSEQUENT EVENTS

     In July 2004, the Company expanded its Unsecured Credit Facility from $650 million to $1.0 billion. (Note 7)

     In July 2004, the Company’s Board of Directors declared an increase in the Company’s third quarter dividend to $0.51 per share.

     In July 2004, the Company acquired one additional shopping center from Benderson for approximately $38.0 million.

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

     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, particularly certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties;

•	Although the Company has acquired assets owned by Benderson Development Company, Inc. and related entities (“Benderson”), the Company may not realize the intended benefits of the acquisition. For example, the Company may not achieve the anticipated operating efficiencies and the properties may not perform as well as the Company anticipates. In addition, there is no assurance the Company will acquire the eight properties remaining as of June 30, 2004.

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than those of the Company, and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet, and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to potential environmental liabilities;

•	The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations; and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.

Executive Summary

     The Company’s portfolio continues to generate strong and consistent cashflows and the Company continues to structure and execute transactions that create substantial long-term shareholder value.

      In July 2004, the Company announced that it will enter into a joint venture agreement with the Kuwait Financial Centre in which the Company will contribute neighborhood grocery anchored assets valued at approximately $221.5 million. The Company also announced that it will enter into a joint venture agreement with Prudential Real Estate Investors in which the Company will contribute neighborhood grocery-anchored assets valued at approximately $157 million. The Company will retain a 20% and 10% equity ownership interest in each joint venture and also earn management fees at market rates. In addition, the Company will have the right to earn additional amounts if certain operating thresholds are achieved as defined in each joint venture agreement. Although these joint ventures, which are expected to close during the third quarter of 2004, will be dilutive to the 2004 results unless the net proceeds generated from these transactions are reinvested in other opportunities. These agreements are strategic for several reasons.

•	These transactions will significantly reduce the Company’s exposure to the neighborhood grocery anchored property type, thereby sharpening the Company’s focus on the community center product and better aligning the assets acquired from Benderson with the Company’s core product focus. The original $2.3 billion Benderson acquisition was comprised of approximately 80% community centers and 20% neighborhood grocery anchored centers. After the joint venture transactions, the remaining Benderson portfolio retained by DDR will be comprised of less than 12% neighborhood grocery anchored centers and more than 88% community shopping centers, based on annualized rent. In the Company’s total portfolio, excluding the joint ventures, the Company will have fewer than 40 neighborhood grocery anchored centers, which will represent less than 4% of total portfolio rents.

•	The joint ventures are also important because they will significantly reduce the Company’s annualized rent exposure to Royal Ahold, parent of Tops Markets, by approximately 150 basis points as a percent of total portfolio rents.

•	In addition, these transactions will strengthen the Company’s balance sheet, enhancing the Company’s financial flexibility and the Company’s ability to pursue future high yielding, accretive transactions.

•	The portfolio to be transferred to the KFC joint venture includes 14 properties totaling approximately 1.8 million square feet. Ten of these properties were previously owned by Benderson and three of these properties were previously owned by JDN. KFC will acquire an 80% interest in these properties. The Company will earn a 50% promote above an 11.5% leveraged IRR. This compares favorably to the Company’s first joint venture with KFC in which DDR earns a 20% promote above a 12% leveraged return. The Company will also earn a deferred asset management fee of 6.5% of NOI, which is 100 basis points higher than the Company receives under the Company’s first KFC joint venture, in addition to property management, leasing and redevelopment fees.

•	The PREI portfolio is comprised of 14 properties, totaling approximately 1.3 million square feet. Eight of the properties were previously owned by Benderson and six of the properties were acquired from JDN. PREI will acquire a 90% interest in these properties. DDR will earn property management, leasing and redevelopment fees.

     The Company closed on the Benderson assets in two large traunches. The first traunche, which closed on May 14, included 31 properties acquired by DDR and 14 properties acquired by the Company’s joint venture with DDR Macquarie Fund LLC (“MDT Joint Venture”). As part of this transaction, MDT Joint Venture also purchased nine properties from the Company’s existing portfolio. DDR acquired a second traunche of 53 Benderson properties on May 21. Including the four properties that the Company closed subsequent to the initial closings, the Company has acquired 102 assets aggregating 16 million square feet for a total acquisition price of approximately $2.2 billion. The Company intends to close on the remaining properties in the acquisition portfolio as various closing conditions, such as lender consents relating to loan assumptions and partner approvals, are satisfied.

     In conjunction with the Company’s acquisition of the assets from Benderson, the Company issued 15.0 million common shares and received net proceeds of approximately $491 million, issued approximately $16 million of operating partnership units, issued $170 million of 7.5% preferred shares, $250 million unsecured seven-year 5.25% senior notes and entered into a $200 million three-year term loan with interest at LIBOR plus 75 basis points. In addition, the Company assumed debt valued at $375 million and also sold approximately $194.3 million of assets to MDT Joint Venture as discussed above.

     Additionally, in July 2004 the Company exercised the accordion option on the senior unsecured revolving credit facility, increasing the Company’s maximum capacity from $650 million to $1.0 billion. At June 30, 2004, the Company’s outstanding balance on this facility was $425 million. This increased facility, coupled with the Company’s joint venture sales, assist to enhance the Company’s financial flexibility.

Results of Operations

Revenues from Operations

     Total revenues increased $26.5 million, or 21.5%, to $149.7 million for the three month period ended June 30, 2004 from $123.2 million for the same period in 2003. Total revenues increased $50.4 million, or 22.3%, to $276.1 million for the six month period ended June 30, 2004 from $225.7 million for the same period in 2003. Base and percentage rental revenues for the three month period ended June 30, 2004 increased $13.7 million, or 14.8%, to $106.2 million as compared to $92.5 million for the same period in 2003. Base and percentage rental revenues for the six month period ended June 30, 2004 increased $29.6 million, or 17.7%, to $196.9 million as compared to $167.3 million for the same period in 2003. Aggregate base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2003 and since April 1 with regard to JDN assets, excluding properties under redevelopment and those classified as discontinued operations) increased approximately $1.0 million, or 0.9%, for the six month period ended June 30, 2004 as compared to the same period in 2003. The increase in base and percentage rental revenues of $29.6 million for the six month period ended June 30, 2004 is due to the following (in millions):

Increase
(decrease)

Core Portfolio Properties	$1.0
Merger with JDN Realty Corporation (“JDN”)	18.9
Acquisition of four shopping center properties	6.7
Acquisition of properties from Benderson	15.9
Development and redevelopment of six shopping center properties	(0.2)
Consolidation of a joint venture interest (FIN 46)	1.5
Transfer of 19 properties to joint ventures	(14.6)
Business center properties	(0.3)
Straight line rents	0.7

$29.6

     At June 30, 2004, the aggregate occupancy of the Company’s shopping center portfolio was 94.4%, including master leased units with Benderson, as compared to 93.8% at June 30, 2003. The average annualized base rent per occupied square foot was $10.67, as compared to $10.49 at June 30, 2003. Same store tenant sales performance over the trailing 12 month period within the Company’s portfolio is approximately $227 per square foot for those tenants required to report such information (approximately 29.5 million square feet) compared to $224 from the prior year.

     At June 30, 2004, the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 93.3% as compared to 92.6% at June 30, 2003. The average annualized base rent per leased square foot was $9.78 as compared to $9.27 at June 30, 2003. At June 30, 2004, same store sales, for those tenants required to report such information (approximately 20.9 million square feet), were $220 per square foot, compared to $219 per square foot in 2003.

     At June 30, 2004, the aggregate occupancy rate of the Company’s joint venture shopping centers was 97.8% as compared to 96.8% at June 30, 2003. The average annualized base rent per leased square foot was $12.92 at June 30, 2004, as compared to $13.74 at June 30, 2003. At June 30, 2004, same store sales, for those tenants required to report such information (approximately 8.7 million square feet), were $245 per square foot, compared to $237 per square foot in 2003.

     At June 30, 2004, the aggregate occupancy of the Company’s business centers was 79.6%, as compared to 78.6% at June 30, 2003.

     Recoveries from tenants for the three month period ended June 30, 2004 increased $6.9 million, or 30.0%, to $30.0 million as compared to $23.1 million for the same period in 2003. Recoveries from tenants for the six month period ended June 30, 2004 increased $13.0 million, or 30.5%, to $55.8 million as compared to $42.8 million for the same period in 2003. This increase was primarily related to the acquisition of properties from Benderson, which contributed $3.1 million, the JDN merger, which contributed $8.6 million and the Company’s acquisition of four properties, which contributed $4.5 million for the six months ended June 30, 2004. These increases were offset by a decrease of $4.0 million related to the transfer of 19 of the Company’s properties to joint ventures. The remaining increase of $0.8 million relates to the Company’s development properties becoming operational and the remaining shopping center properties. Recoveries were approximately 82.0% and 78.4% of operating expenses and real estate taxes for the six month periods ended June 30, 2004 and 2003, respectively.

     Ancillary income for the three month period ended June 30, 2004 and 2003 increased $0.2 million, or 42.3%, to $0.6 million as compared to approximately $0.4 million for the same period in 2003. Ancillary income for the six month period ended June 30, 2004 and 2003 increased $0.6 million to $1.4 million, or 76.9%, as compared to approximately $0.8 million for the same period in 2003. Other property related income increased $1.0 million, to $1.2 million for the three month period ended June 30, 2004 as compared to $0.2 million for the same period in 2003. Other property related income increased $1.8 million, to $2.1 million for the six month period ended June 30, 2004 as compared to $0.3 million for the same period in 2003. This increase in other property related income was primarily due to operating income from a tenant, Gameworks, at The Pike, a shopping center development in Long Beach, California.

     Continued growth is anticipated in the area of ancillary, or non-traditional revenue as additional revenue opportunities are pursued, and currently established revenue opportunities proliferate throughout the Company’s core, acquired and development portfolio. Ancillary revenue opportunities have included, but are not limited in the future to, short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs and energy management programs, among others.

     Management fee income for the three month period ended June 30, 2004 increased $1.1 million, or 42.1%, to $3.6 million as compared to $2.5 million for the same period in 2003. Management fee income for the six month period ended June 30, 2004 increased $1.6 million, or 30.6%, to $6.7 million as compared to $5.1 million for the same period in 2003. The Company earned management income from joint venture interests acquired and formed in 2003, which aggregated $2.0 million. This increase was offset by the sale and transfer of several of the Company’s joint venture properties, which contributed approximately $0.4 million management fee income in 2003.

     Development fee income for the three month period ended June 30, 2004 increased $0.3 million, or 75.7%, to $0.6 million as compared to $0.3 million for the same period in 2003. Development fee income for the six month period ended June 30, 2004 increased $0.1 million, or 18.1%, to $0.8 million as compared to $0.7 million for the same period in 2003. Currently, the Company, through one of its joint ventures, is involved in the redevelopment of certain real estate assets previously owned and controlled by Service Merchandise. The Company will continue to pursue additional development joint ventures as opportunities present themselves.

     Interest income for the three month period ended June 30, 2004 decreased $0.2 million or 13.7%, to $1.0 million as compared to $1.2 million for the same period in 2003. Interest income for the six month period ended June 30, 2004 decreased $0.4 million or 14.6%, to $2.4 million as compared to $2.8 million for the same period in 2003. This decrease was primarily associated with the change in advances to certain joint ventures in which the Company has an equity ownership interest and the consolidation of joint venture interests in accordance with FIN 46.

     Other income for the three month period ended June 30, 2004 increased $3.6 million or 127.6%, to $6.5 million as compared to $2.9 million for the same period in 2003. Other income for the six month period ended June 30, 2004 increased $4.1 million or 69.3%, to $10.0 million as compared to $5.9 million for the same period in 2003. Changes in other income are comprised of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Lease termination fees	$3.5	$2.5	$7.0	$2.8
Acquisition and financing fees	3.0		3.0
Settlement of call option (1)	—	—	—	2.4
Sale of option rights and other miscellaneous	—	0.4		0.7

	$6.5	$2.9	$10.0	$5.9

(1)	Settlement of a call option on June 30, 2003 relating to the MOPPRS debt assumed from JDN, principally arising from an increase in interest rates from the date of acquisition, March 13, 2003, to the date of settlement.

Expenses from Operations

     Rental operating and maintenance expenses for the three month period ended June 30, 2004, increased $1.0 million, or 6.5%, to $16.1 million as compared to $15.1 million for the same period in 2003. Rental operating and maintenance expenses for the six month period ended June 30, 2004, increased $4.1 million, or 14.5%, to $32.3 million as compared to $28.2 million for the same period in 2003. The Company’s provision for bad debt expense approximated 0.8% and 1.3% of total revenues, for the six month periods ended June 30, 2004 and 2003, respectively (See Economic Conditions). The increase in rental operating and maintenance expenses of $4.1 million is due to the following (in millions):

Increase
(decrease)

Core Portfolio Properties	$0.3
Merger with JDN	3.0
Acquisition of properties from Benderson	1.0
Acquisition and development/redevelopment of 10 shopping center properties	2.1
Consolidation of a joint venture interest (FIN 46)	0.6
Transfer of 19 properties to joint ventures	(1.9)
Business center properties	(0.2)
Provision for bad debt expense	(0.8)

$4.1

     Real estate taxes for the three month period ended June 30, 2004 increased $5.6 million, or 39.5%, to $19.9 million as compared to $14.3 million for the same period in 2003. Real estate taxes for the six month period ended June 30, 2004 increased $9.4 million, or 35.5%, to $35.8 million as compared to $26.4 million for the same period in 2003. The increase in real estate taxes of $9.4 million is due to the following (in millions):

Increase
(decrease)

Core Portfolio Properties	$1.8
Merger with JDN	5.1
Acquisition of properties from Benderson	2.5
Acquisition and development/redevelopment of 10 shopping center properties	2.1
Consolidation of a joint venture interest (FIN 46)	0.2
Transfer of 19 properties to joint ventures	(2.5)
Business center properties	0.2

$9.4

     General and administrative expenses decreased $0.1 million, or 1.2%, to $11.1 million for the three month period ended June 30, 2004 as compared to $11.2 million in 2003. General and administrative expenses increased $2.6 million, or 13.7%, to $21.5 million for the six month period ended June 30, 2004 as compared to $18.9 million in 2003. Total general and administrative expenses were approximately 5.0% and 5.3%, respectively, of total revenues, including total revenues of joint ventures, for the six month periods ended June 30, 2004 and 2003, respectively. The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments, including the JDN merger and acquisition of assets from Benderson. In addition, certain non-cash incentive compensation costs, primarily performance units, restricted shares and deferred director compensation, increased due to the increase in the Company’s share price, which contributed an additional $0.3 million of general and administrative costs.

     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain construction administration costs of $3.5 million and $2.5 million for the six month periods ended June 30, 2004 and 2003, respectively.

     Interest expense increased $7.7 million, or 33.4%, to $30.7 million for the three month period ended June 30, 2004, as compared to $23.0 million for the same period in 2003. Interest expense increased $13.7 million, or 32.7%, to $55.6 million for the six month period ended June 30, 2004, as compared to $41.9 million for the same period in 2003. The overall increase in interest expense for the six month period ended June 30, 2004, as compared to the same period in 2003, is due to the merger with JDN and acquisition of assets from Benderson combined with other acquisitions and developments and the Company’s focus on reducing its exposure to floating rate debt through the issuance of long term unsecured debt. The weighted average debt outstanding during the six month period ended June 30, 2004 and related weighted average interest rate was $2.4 billion and 5.1%, respectively, compared to $1.9 billion and 5.3%, respectively, for the same period in 2003. At June 30, 2004, the Company’s weighted average interest rate was 4.9% compared to 4.6% at June 30, 2003. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $2.6 million and $5.0 million for the three and six month periods ended June 30, 2004, as compared to $2.8 million and $4.8 million for the same period in 2003.

     Depreciation and amortization expense increased $7.9 million, or 33.2%, to $31.9 million for the three month period ended June 30, 2004, as compared to $24.0 million for the same period in 2003. Depreciation and amortization expense increased $13.3 million, or 30.4%, to $57.0 million for the six month period ended June 30, 2004, as compared to $43.7 million for the same period in 2003. The increase in depreciation and amortization expense of $13.3 million is due to the following (in millions):

Increase
(decrease)

Core Portfolio Properties	$1.6
Consolidation of a joint venture interest (FIN 46)	0.6
Acquisition of properties from Benderson	6.0
Merger with JDN	5.6
Acquisition and development/redevelopment of 10 shopping center properties	3.2
Transfer of 19 properties to joint ventures	(4.1)
Business center properties	0.4

$13.3

     Income tax expense of the Company’s taxable REIT subsidiaries was $0.2 million, for the three month period ended June 30, 2004. Income tax expense of the Company’s taxable REIT subsidiaries was $0.9 million for the six month period ended June 30, 2004. This increase is primarily attributable to the merger with JDN and consolidation of one of the Company’s taxable REIT subsidiaries in December 2003.

     Equity in net income of joint ventures increased $0.1 million, or 2.2%, to $6.9 million for the three month period ended June 30, 2004, as compared to $6.8 million for the same period in 2003. Equity in net income of joint ventures increased $8.3 million, or 48.9%, to $25.2 million for the six month period ended June 30, 2004, as compared to $16.9 million for the same period in 2003. An increase of $5.3 million relates to the eight joint ventures formed in 2003 and 2004 and an increase of $2.3 million primarily relates to refinancing and sales at a joint venture for the six month period ending June 30, 2004. The remaining increase of $2.0 million relates to growth in the Company’s remaining joint ventures and $0.1 million due to the consolidation of one joint venture in accordance with FIN 46. These increases were offset by a decrease of $1.4 million primarily attributable to the Company’s proportionate share of the gain on sales recorded by the joint ventures in 2004 as compared to 2003. In 2004, the Company sold its interest in a 20% owned shopping center and a 35% owned shopping center and recognized an aggregate gain of approximately $24.0 million of which the Company’s proportionate share was $7.4 million. In addition, the Company recognized promoted income of approximately $3.2 million relating to the sale of a shopping center transferred to MDT Joint Venture in November 2003 upon elimination of contingencies and substantial completion and lease up in 2004. In 2003, the Company sold its interest in a 20% owned shopping center and a 50% owned shopping center and recognized a gain of approximately $40.8 million of which the Company’s proportionate share was $9.7 million.

     Minority interest expense increased $0.1 million, or 10.7%, to $1.0 million for the three month period ended June 30, 2004, as compared to $0.9 million for the same period in 2003. Minority interest expense decreased $1.8 million, or 46.4%, to $2.1 million for the six month period ended June 30, 2004, as compared to $3.9 million for the same period in 2003. This decrease relates primarily to the redemption of $180 million of preferred operating partnership interests from the proceeds of the issuance of the Preferred Class G shares in March 2003.

     Loss from discontinued operations was $1.2 million for the three month period ended June 30, 2003. There were no discontinued operations for the three month period ended June 30, 2004. Loss from discontinued operations decreased $0.2 million, or 24.0% due to a loss of $0.7 million for the six month period ended June 30, 2004, as compared to a loss of $0.9 million for the same period in 2003. Included in discontinued operations were 15 properties aggregating approximately 1.0 million square feet, two of which were sold in 2004 (one of these properties was consolidated into the results of the Company in December 2003) and 13 of which were sold in 2003.

     Gain on disposition of real estate and real estate investments aggregated $45.4 million for the six month period ended June 30, 2004. This gain relates to the transfer of eight assets to an effectively 14.5% owned joint venture which aggregated $38.6 million and is not classified as discontinued operations due to the Company’s continuing involvement. In addition, land sales aggregated $6.8 million .

     Gain on disposition of real estate and real estate investments aggregated $28.2 million for the six month period ended June 30, 2003, which primarily relates to the transfer of seven assets to a 20% owned joint venture which aggregated $25.8 million and is not classified as discontinued operations due to the Company’s continuing involvement. In addition, land sales aggregated $2.4 million.

     The cumulative effect of adoption of a new accounting standard of $3.0 million for the six month period ended June 30, 2004 is attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in the partnership.

     Net Income

     Net income increased $18.4 million, or 26.9%, to $86.8 million for the three month period ended June 30, 2004, as compared to net income of $68.4 million for the same period in 2003. Net income increased $30.8 million, or 28.9%, to $137.6 million for the six month period ended June 30, 2004, as compared to net income of $106.8 million for the same period in 2003. The increase in net income of $30.8 million is primarily due to the acquisition of assets from Benderson, the merger with JDN, gain on sale of real estate assets and various financing transactions. Additionally, the increase in equity in net income from joint ventures was primarily due to the Company’s share of the gain on sale of the real estate assets and the acquisition of assets by MDT Joint Venture.

A summary of the changes from 2003 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses, real estate taxes and general and administrative expense)	$34.3
Increase in equity in net income of joint ventures	8.3
Increase in interest expense	(13.7)
Increase in gain on sale of real estate and real estate investments	17.1
Decrease in loss from discontinued operations	0.2
Increase in depreciation expense	(13.3)
Decrease in minority interest expense	1.8
Increase in income tax expense	(0.9)
Increase in cumulative effect of adoption of a new accounting standard (FIN 46)	(3.0)

$30.8

Funds From Operations

     The Company believes that Funds From Operations (“FFO”), which is a non-GAAP financial measure, provides an additional and useful means to assess the financial performance of real estate investment trusts (“REITs”). It is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.

     FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions and many companies utilize different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from depreciable property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs, which provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.

     FFO is generally defined and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains (or losses) from sales of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) sales of securities, (iv) extraordinary items and (v) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and equity income from minority equity investments and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis.

     For the reasons described above management believes that FFO provides the Company and investors with an important indicator of the Company’s operating performance. This measure of performance is used by the Company for several business purposes and for REITs it provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often large). Other real estate companies may calculate FFO in a different manner.

     The Company uses FFO (i) in executive employment agreements to determine incentives received based on the Company’s performance, (ii) as a measure of a real estate asset’s performance, (iii) to shape acquisition, disposition and capital investment strategies, and (iv) to compare the Company’s performance to that of other publicly traded shopping center REITs.

     Management recognizes FFO’s limitations when compared to GAAP’s income from continuing operations. FFO does not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Management does not use FFO as an indicator of the Company’s cash obligations and funding requirement for future commitments, acquisition or development activities. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends. FFO should not be considered as an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO is simply used as an additional indicator of the Company’s operating performance.

     The Company’s calculation of FFO is as follows (in thousands):

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income applicable to common shareholders (1)	$74,295	$57,140	$114,476	$83,650
Depreciation and amortization of real estate investments	31,208	23,973	55,966	43,694
Equity in net income of joint ventures	(6,943)	(6,797)	(25,164)	(16,896)
Joint ventures’ FFO (2)	11,065	8,149	23,741	15,943
Minority interest expense (OP Units)	625	482	1,197	859
Gain on disposition of depreciable real estate and real estate investments, net (3), (4)	(28,639)	(27,017)	(28,799)	(27,017)
Cumulative effect of adoption of a new accounting standard (5)	—	—	3,001	—

FFO available to common shareholders	81,611	55,930	144,418	100,233
Preferred dividends	12,517	11,262	23,122	23,137

Total FFO	$94,128	$67,192	$167,540	$123,370

(1)	Includes straight line rental revenues of approximately $1.9 million and $1.6 million for the three month periods ended June 30, 2004 and 2003, respectively and approximately $3.5 million and $3.0 million for the six month periods ended June 30, 2004 and 2003, respectively.

(2)	Joint ventures’ Funds From Operations are summarized as follows:

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net income (a)	$21,366	$16,854	$65,415	$61,993
Loss (gain) on disposition of real estate, net (b)	126	(5,125)	(23,988)	(40,815)
Depreciation of real estate investments	14,260	10,068	25,038	21,481

	$35,752	$21,797	$66,465	$42,659

DDR ownership interest (c)	$11,065	$8,149	$23,741	$15,943

(a)	Revenue for the three month periods ended June 30, 2004 and 2003 included approximately $1.6 million and $0.7 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.3 million and $0.1 million, respectively. Revenue for the six month periods ended June 30, 2004 and 2003 included approximately $2.7 million and $1.6 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.5 million and $0.4 million, respectively.

(b)	The gain or loss on disposition of recently developed shopping centers, owned by the Company’s taxable REIT subsidiaries, is not reflected as an adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or are assets sold in conjunction with the formation of the joint venture, which holds the designation rights for the Service Merchandise properties.

(c)	At June 30, 2004 and 2003, the Company owned joint venture interests relating to 74 and 55 operating shopping center properties, respectively. In addition, at June 30, 2004 and 2003, respectively, the Company owned through its approximately 25% owned joint venture, 69 and 80 shopping center sites formerly owned by Service Merchandise. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.

(3)	For the three month period ended June 30, 2004 and 2003, net gains resulting from residual land sales aggregated $2.4 million and $2.2 million, respectively. For the six month period ended June 30, 2004 and 2003, net gains resulting from residual land sales aggregated $6.8 million and $2.4 million, respectively. The gain on sale of recently developed shopping centers, owned by the Company’s taxable REIT affiliates, is included in FFO, as the Company considers these properties as part of the merchant building program. These gains aggregated $10.1 million and $9.5 million for the three and six month periods ended June 30, 2004, respectively.

(4)	For the three and six month periods ended June 30, 2003, the Company previously reported an impairment charge of $2.6 million which was reflected as an add back to FFO.

(5)	The Company recorded a charge of $3.0 million as a cumulative effect of adoption of a new accounting standard attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in the partnership.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows (in thousands):

	For the six month periods ended
	June 30,
	2004	2003
Cash flow from operating activities	$143,436	$110,534
Cash flow (used for) provided by investing activities	(1,413,582)	12,516
Cash flow provided by (used for) financing activities	1,279,973	(117,412)

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of operating partnership units and joint venture capital, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities for the six month period ended June 30, 2004 compared to June 30, 2003 is primarily due to an increase in net income from continuing operations of the Company and an increase in operating distributions from equity owned affiliates offset by the payment of the $8.7 million litigation settlement. The Company’s acquisition and developments completed in 2004 and 2003, new leasing, expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s cash flow.

     The Company’s Board of Directors approved an increase in the 2004 quarterly dividend per common share to $0.46 from $0.41 in 2003. In addition, in July 2004, the Company declared its third quarter dividend, which is scheduled to be paid in October 2004, in the amount of $0.51, an increase of $0.05 from the previous $0.46 per share. This increase is a result of the acquisition of assets from Benderson. The Company’s common share dividend payout ratio for the first six months of 2004 approximated 60.9% of reported FFO, as compared to 65.6% for the same period in 2003. The 2003 dividend payout ratio reflected a full quarter dividend payment relating to the shares issued in conjunction with the JDN merger. However, the Company’s operating results only included the operations of JDN since the merger date of March 13, 2003. A low payout ratio will enable the Company to retain more capital, which will be utilized to fund attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

Acquisitions, Developments and Expansions

     During the six month period ended June 30, 2004, the Company and its joint ventures invested $2.4 billion, net, to acquire, develop, expand, improve and re-tenant its properties. The Company’s expansion, acquisition and development activity is summarized below:

Strategic Real Estate Transactions

Benderson Transaction

     In March 2004, the Company announced that it entered into an agreement to purchase interests in 110 retail real estate assets with approximately 18.8 million square feet of GLA, from Benderson. One of those properties was subject to a right of first refusal, which has been exercised, so the Company expects to acquire interests in 109 assets. The purchase price of the assets, including associated expenses, is expected to be approximately $2.3 billion, less assumed debt and the value of a 2% equity interest of approximately $16.2 million that Benderson will retain as set forth below. Benderson transferred or will transfer a 100% ownership in certain assets or entities owning certain assets. The remaining assets are or are held by a joint venture in which the Company holds a 98.0% interest and Benderson holds a 2.0% interest.

     Through July 29, 2004, the Company completed the purchase of 102 properties, including 14 purchased directly by MDT Joint Venture and 52 held by the joint venture with Benderson.

     With respect to the joint venture with Benderson, after 20 months from the initial acquisition, Benderson will have the right to cause the joint venture to redeem its 2.0% interest for a price equal to the agreed value of the interest on the closing date of approximately $16.2 million, increased or decreased to reflect changes in the price of the Company’s common shares during the period in which Benderson holds the 2.0% interest, less certain distributions Benderson receives from the joint venture. If Benderson exercises the foregoing right, the Company will have the right to satisfy the joint venture’s obligation by purchasing Benderson’s interest for cash or by issuing DDR common shares to Benderson. If Benderson does not elect to exercise its right to have its interest redeemed, the Company will have the right after 30 months from the initial acquisition to purchase that 2.0% interest for cash or common shares for a price determined in the same manner as if Benderson had elected to cause such redemption.

     The Company funded the transaction through a combination of assumed debt, new debt financing, the issuance of cumulative preferred shares and the issuance of common shares (see “Financing”) and asset transfers to MDT Joint Venture (see “MDT Joint Venture”). With respect to assumed debt, the fair value of existing indebtedness assumed or intends to assume upon closing is approximately $408.0 million, which includes an adjustment of approximately $30.0 million to fair value, based on rates for debt with similar terms and remaining maturities as of May 2004.

     The Benderson assets are located in eleven states, with over 80.0% of the GLA in New York and New Jersey. The Benderson assets are approximately 94.6% leased, including master lease units, as of June 30, 2004, and the largest tenants, based on revenues, include Tops Markets (Ahold USA), Wal-Mart/Sam’s Club, Home Depot and Dick’s Sporting Goods. Prior to the transaction, the Company owned less than 100,000 square feet of GLA in New York and approximately 2.7 million square feet of GLA in New Jersey.

     Benderson has entered into a five-year master lease for vacant space that is either covered by a letter of intent as of the closing date or a new lease with respect to which the tenant has not begun to pay rent as of the closing date. During the five-year master lease, Benderson has agreed to pay the rent for such vacant space until each applicable tenant’s rent commencement date.

MDT Joint Venture

     In May 2004, MDT Joint Venture acquired an indirect ownership interest in 23 retail properties, which consists of over 5.6 million square feet of GLA. The aggregate purchase price of the properties was approximately $538.0 million. The Company indirectly holds an effective 14.5% interest in those properties. Eight of the properties acquired by MDT Joint Venture were owned by the Company and one of the properties was held by the Company through a joint venture which aggregated approximately $239 million. Fourteen of the properties acquired by MDT Joint Venture were owned by Benderson and valued at approximately $299 million.

Coventry II

     The Company and Coventry Real Estate Advisors (“CREA”) announced the joint acquisition of the first property in connection with CREA’s formation of Coventry Real Estate Fund II (the “Coventry II”) in July 2003. The Fund was formed with several institutional investors and CREA as the investment manager. The Company does not, nor does any of its officers, own an interest in this Fund, CREA or have any incentive compensation tied to these entities. The Fund and DDR have agreed to jointly acquire value-added retail properties in the United States. CREA has raised $330 million of equity to invest exclusively in joint ventures with DDR. The Fund will invest in a variety of well-located retail properties that present opportunities for value creation, such as retenanting, market repositioning, redevelopment or expansion.

     DDR will co-invest 20% in each joint venture and will be responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, DDR will earn fees for property management, leasing and construction management.

     In July 2004, the Company, through its joint venture with Coventry II, acquired an effective 10% interest in a development partnership with David Berndt Interests to develop a new shopping center in San Antonio, Texas, known as Westover Marketplace. The joint venture partnership acquired approximately 63 acres of land for $10.6 million and sold approximately 16 acres for $2.5 million to Target. DDR anticipates that this shopping center will be completed in Fall 2005.

     In the first quarter of 2004 through its joint venture with Coventry II, acquired a 20% interest in Totem Lakes Mall, a 290,000 square foot shopping center in suburban Seattle, Washington. The joint venture acquired the shopping center for approximately $37.0 million of which the Company’s equity interest, net of debt, is approximately $7.4 million. The Company through another joint venture with Coventry II also acquired a 20% interest in Phoenix Spectrum Mall, a 1,145,000 square foot shopping center in Phoenix, Arizona, for approximately $46.5 million, of which the Company’s proportionate share is approximately $9.3 million.

Service Merchandise Joint Venture

     In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation. The Company has an approximate

25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate use and disposition of the real estate interests held by the bankrupt estate. At June 30, 2004, the portfolio consisted of 69 Service Merchandise retail sites totaling approximately 3.8 million square feet, of which 59.7% is leased or in the process of being leased.

     Through the first six months of 2004, the joint venture sold four sites and received gross proceeds of approximately $7.5 million. Through the first six months of 2004, the Company earned an aggregate of $0.6 million including disposition, development, management and leasing fees, and $0.3 million of interest income relating to this investment. This joint venture has total assets and total debt of approximately $178.5 million and $74.1 million, respectively, at June 30, 2004. The Company’s investment in this joint venture was $22.7 million at June 30, 2004.

Expansions

     For the six month period ended June 30, 2004, the Company completed four expansion and redevelopment projects located in North Little Rock, Arkansas; Aurora, Ohio; Tiffin, Ohio and Monaca, Pennsylvania at an aggregate cost of approximately $21.5 million. The Company is currently expanding/redeveloping nine shopping centers located in Gadsden, Alabama; Brandon, Florida; Tallahassee, Florida; Suwanee, Georgia; Starkville, Mississippi; Hendersonville, North Carolina; Princeton, New Jersey; Brentwood, Tennessee and Chattanooga, Tennessee at a projected incremental cost of approximately $27.0 million. The Company is also scheduled to commence an additional expansion project at Allentown, Pennsylvania.

     For the six month period ended June 30, 2004, a joint venture of the Company completed the expansion of its shopping center located in Deer Park, Illinois at an aggregate cost of $13.9 million. The Company’s joint ventures are currently expanding/redeveloping a shopping center located in Merriam, Kansas at a projected incremental cost of approximately $1.1 million. The Company is also scheduled to commence four additional expansion/redevelopment projects at shopping centers located in Phoenix, Arizona; Lancaster, California; Kansas City, Missouri and Kirkland, Washington.

Acquisitions

     In May 2004, the Company and one of its joint venture affiliates acquired assets from Benderson. (See Strategic Transactions)

     In March 2004, the Company acquired its joint venture partner’s 50% interest in a 248,000 square foot shopping center located in Littleton, Colorado. The Company’s purchase price, net of 50% of the mortgage debt assumed of $23.5 million, was approximately $6.3 million for the 50% equity interest.

Development (Consolidated)

     During the six month period ended June 30, 2004, the Company substantially completed the construction of a 506,000 square foot shopping center located in Hamilton, New Jersey and a 312,000 square foot shopping center located in Irving, Texas.

     The Company currently has eleven shopping center projects under construction. These projects are located in Long Beach, California; Fort Collins, Colorado; Miami, Florida; Overland Park, Kansas;

Chesterfield, Michigan; Lansing, Michigan; St. Louis, Missouri; Apex, North Carolina; Mount Laurel, New Jersey; Pittsburgh, Pennsylvania and Mesquite, Texas. These projects are scheduled for completion from 2004 through 2006 at a projected aggregate cost of approximately $411.3 million and will create an additional 3.2 million square feet of retail space. As of June 30, 2004, approximately $300.8 million of costs were incurred in relation to the above projects.

     The Company anticipates commencing construction in 2004 at shopping centers located in Freehold, New Jersey and McKinney, Texas.

     The wholly-owned and consolidated development funding schedule as of June 30, 2004 is as follows (in millions):

Funded as of June 30, 2004	$426.9
Projected Net Funding During 2004	30.4
Projected Net Funding Thereafter	101.8

Total	$559.1

Development (Joint Ventures)

     The Company has joint venture development agreements for four shopping center projects. These projects have an aggregate projected cost of approximately $105.6 million. These projects are located in Jefferson County (St. Louis, Missouri); Apex, North Carolina (Phases III and IV), adjacent to a wholly-owned development project; and San Antonio, Texas. The project located in Jefferson County (St. Louis, Missouri) will be substantially completed in 2004. The remaining projects are scheduled for completion in 2006. At June 30, 2004, approximately $7.4 million of costs were incurred in relation to these development projects.

     The joint venture development funding schedule as of June 30, 2004, is as follows (in millions):

		JV Partners'
	DDR's	Proportionate	Proceeds from
	Proportionate Share	Share	Construction Loans	Total
Funded as of June 30, 2004	$5.1	$0.0	$2.3	$7.4
Projected Net Funding During 2004	13.0	12.6	9.1	34.7
Projected Net Funding Thereafter	0.0	0.0	63.5	63.5

Total	$18.1	$12.6	$74.9	$105.6

Dispositions

     In January 2004, one of the Company’s RVIP joint ventures sold a portion of a shopping center in Puente Hills, California, approximately 300,000 square feet of GLA, for approximately $33.0 million and recognized a gain of approximately $4.9 million of which the Company’s proportionate share was approximately $0.7 million.

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

     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates has agreed to fund the required capital associated with approved development projects aggregating approximately $5.8 million at June 30, 2004. These obligations, comprised principally of construction contracts, are generally due in twelve to eighteen months and are expected to be financed through new or existing construction loans.

     The Company has provided disproportionate loans and advances to certain unconsolidated entities in the amount of $3.1 million at June 30, 2004 for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owing to DDR. The Company has guaranteed base rental income from one to three years at thirteen centers held through the Service Merchandise joint venture, aggregating $3.5 million at June 30, 2004.

     The Company’s joint ventures, which sold partnership interests to MDT Joint Venture, an equity affiliate, entered into master lease agreements upon consummation of the transaction. These joint ventures are responsible for the monthly base rent and all operating and maintenance expenses on leases for the spaces not yet leased as of October 31, 2003, through November 2006. At June 30, 2004, the joint ventures master lease obligation totaled $1.5 million, of which the Company’s proportionate share is $0.3 million, consisting of 12 master leases aggregating approximately 26,000 square feet.

     The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.

     The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $1.6 billion and $1.3 billion at June 30, 2004 and December 31, 2003, respectively, of which the Company’s proportionate share was $381.2 million and $368.5 million, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the Company and its partners in certain limited situations such as misuse of funds and material misrepresentations.

     Certain of the Company’s joint venture arrangements provide that the Company’s partner can convert its interest in the joint venture into common shares of DDR. The number of shares that DDR would be required to issue is dependent upon the then fair market value of the partner’s interest in the joint venture divided by the then fair market value of DDR’s common shares. The Company can elect to substitute cash for common shares. At June 30, 2004, assuming such conversion options were exercised, and shares were issued, an additional $167.0 million of mortgage indebtedness outstanding at June 30, 2004 relating to the joint ventures which contain these provisions would be recorded on the

Company’s balance sheet, since these entities are currently accounted for under the equity method of accounting. Should the Company elect to issue cash, the Company’s assets and debt balances would increase by both the existing debt relating to these joint ventures, as previously referred to, as well as potential additional debt, which would be incurred to finance the purchase of the equity of the other partner. The Company does not anticipate that its joint venture partners will exercise their rights pursuant to the aforementioned conversion rights, as these institutional investors typically do not invest in equity securities.

Financings Activities

In conjunction with the Company’s acquisition of assets from Benderson, the following capital transactions aggregating $1.1 billion in net proceeds, in addition to MDT Joint Venture discussed above, were completed:

•	In May 2004, the Company entered into an agreement with Bank One, Wachovia and Wells Fargo for a $200 million three-year term loan with two one-year extension options at an interest rate of LIBOR plus 75 basis points.

•	In May 2004, the Company issued and sold 15,000,000 of DDR common shares. Net proceeds from the sale of the common shares were approximately $491 million.

•	In May 2004, the Company issued and sold 6,800,000 depository shares, each representing 1/20 of a share of 7.50% Class I Cumulative Redeemable Preferred Shares. Net proceeds from the sale of the depository shares were approximately $164.5 million.

•	In April 2004, the Company issued $250 million, 5.25% seven-year notes through a private placement.

     In July 2004, the Company expanded it unsecured revolving credit facility from $650 million to $1.0 billion.

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

Capitalization

     At June 30, 2004, the Company’s capitalization consisted of $3.2 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $381.2 million), $705 million of preferred shares and $3.7 billion of market equity (market equity is defined as common shares and common operating partnership units outstanding multiplied by the closing price per common share on the New York Stock Exchange at June 30, 2004 of $35.37), resulting in a debt to total market capitalization ratio of 0.43 to 1. At June 30, 2004, the Company’s total debt consisted of $2.3 billion of fixed rate debt, including $80 million of variable rate debt which has been effectively swapped to a weighted average fixed rate of approximately 2.9%, and $951.5 million of variable rate debt, including

$100 million of fixed rate debt which has been effectively swapped to a weighted average variable rate of approximately 3.4%.

     It is management’s intention to operate such that the Company has access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity or debt offerings, debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investor Services (Baa3) and Standard and Poor’s (BBB). In April 2003, both Moody’s and Standard and Poors changed the Company’s ratings outlook from negative to stable with regard to their long-term unsecured debt ratings. As of June 30, 2004, the Company had a shelf registration statement with the Securities and Exchange Commission (“SEC”) under which $63.6 million of debt securities, preferred shares or common shares may be issued. In July 2004, the Company filed a preliminary shelf registration statement with the SEC for $1.0 billion.

     In addition, as of June 30, 2004, the Company had cash of $21.5 million and $230.5 million available under its $705 million of revolving credit facilities. On June 30, 2004, the Company also had 262 operating properties with revenue of $160.5 million, or 58.1% of the total revenue for the six month period ended June 30, 2004, which were unencumbered, thereby providing a potential collateral base for future borrowings.

Contractual Obligations and other Commitments

     At June 30, 2004, the Company had letters of credit outstanding of approximately $20 million of which $1.6 million relates to letters of credit made on behalf of equity affiliates.

     In conjunction with the development of shopping centers, the Company has entered into commitments for its wholly-owned properties of $83.2 million at June 30, 2004. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through new or existing construction loans.

     The Company entered into master lease agreements with MDT Joint Venture, an equity affiliate, in November 2003 in connection with the transfer of four properties to the joint venture. The Company is responsible for the monthly base rent and all operating and maintenance expenses for units not yet leased as of October 31, 2003, through November 2006. At June 30, 2004, the Company’s master lease obligation totaled $3.0 million or $1.0 per annum, consisting of 25 master leases aggregating approximately 55,000 square feet.

     In connection with the sale of one of the properties to MDT Joint Venture, an equity affiliate, the Company deferred the recognition of approximately $3.6 million of the gain on sale of real estate related to a shortfall agreement guarantee maintained by the Company. Pursuant to an agreement with a certain municipality, the Company is obligated to pay any shortfall associated with tax revenue proceeds that may be required to service the municipality’s bond payments, to the extent that it is not caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center (i.e. a “shortfall” would only occur if tax rates and the related tax valuation do not generate sufficient tax revenues to meet the municipality’s debt service requirements associated with the bonds issued by the municipality to fund the municipality’s costs with the shopping center project). No shortfall payments have been made on this property since the completion of construction in 1997.

     At June 30, 2004, the Company’s purchase order obligations relate primarily to the maintenance of properties. The Company typically performs routine maintenance for the properties in the second and third quarters each year due to preferable weather conditions. These obligations have not changed significantly from December 31, 2003. The Company has $140 million of senior notes due in the remainder of 2004. These obligations are expected to be repaid from operating cash flow, revolving credit facilities and/or asset sales. The unsecured term loan aggregating $300 million at December 31, 2003 had two six-month extension options. The Company repaid $150 million of this term loan in 2004 and exercised the first extension option in February 2004, relating to the remaining $150 million outstanding.

     The Company continuously monitors obligations and commitments entered into on behalf of the Company. There have been no other items entered into by the Company since December 31, 2003 through June 30, 2004 as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements.”

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

Economic Conditions

     Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have varying economic conditions. Adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more national tenant anchors (Wal-Mart, Kohl’s, Target), home improvement stores (Home Depot, Lowe’s) and two or more medium sized big-box tenants (Bed, Bath & Beyond, TJ Maxx/Marshalls, Best Buy, Ross Stores), which generally offer day-to-day necessities, rather than high-priced luxury items. These merchants perform better even in a low growth economy than those merchants who market high-priced luxury items, the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

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

Legal Matters

     In January 2004, the appellate court denied the Company’s appeal of a judgment in the amount of $8.0 million, plus interest and attorneys’ fees, against the Company and two other defendants, in connection with a verdict reached in a civil trial involving a claim filed by a movie theater relating to a property owned by the Company. After consultation with legal counsel, the Company determined that it would not appeal the appellate court’s ruling. The Company accrued a liability of $9.2 million, representing the judgment plus accrued interest and legal costs, at December 31, 2003. In February 2004, the Company paid $8.7 million, representing the amount of the judgment and accrued interest. In July 2004, the Company settled and paid approximately $0.2 million of the remaining amounts due for the attorneys’ fees. Based on the obligations assumed by the Company in connection with the acquisition of the property and the Company’s policy to indemnify officers and employees for actions taken during the course of company business, the judgment was not apportioned among the defendants.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, including $80 million and $130 million of variable rate debt at June 30, 2004 and 2003, respectively, which was swapped to a weighted average fixed rate of approximately 2.9% and 2.7% at June 30, 2004 and 2003, respectively, excluding joint venture debt, is summarized as follows:

	June 30, 2004				June 30, 2003
	Amount (Millions)	Weighted Average Maturity (years)	Weighted Average Interest Rate	Percentage of Total	Amount (Millions)	Weighted Average Maturity (years)	Weighted Average Interest Rate	Percentage of Total
Fixed Rate Debt	$2,280.3	6.7	5.9%	70.6%	$1,171.1	6.3	6.4%	55.4%
Variable Rate Debt	$951.5	1.4	2.3%	29.4%	$944.3	2.2	2.5%	44.6%

     A summary of the Company’s joint ventures’ indebtedness, including $75.0 million and $93.0 million of variable rate debt at June 30, 2004 and 2003, respectively, which was swapped to a weighted average fixed rate of approximately 5.4% and 5.6% at June 30, 2004 and 2003, respectively, is as follows (in millions):

	June 30, 2004				June 30, 2003
	Joint Venture Debt	Company’s Proportionate Share	Weighted Average Maturity (years)	Weighted Average Interest Rate	Joint Venture Debt	Company’s Proportionate Share	Weighted Average Maturity (years)	Weighted Average Interest Rate
Fixed Rate Debt	$1,017.6	$260.1	4.7	5.3%	$732.3	$139.4	4.9	6.4%
Variable Rate Debt	$575.6	$121.1	3.4	2.0%	$512.9	$250.9	1.5	3.6%

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

     The interest rate risk has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. These Swaps effectively fixed the interest payments on $80 million and $130.0 million of consolidated floating rate debt at June 30, 2004 and 2003, respectively, and $75 million and $93 million of joint venture floating rate debt at June 30, 2004 and 2003, respectively, of which $16.7 million and $21.4 million is the Company’s proportionate share at June 30, 2004 and 2003, respectively. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company’s two fixed rate interest rate swaps have a fair value which represents an asset of $0.1 million at June 30, 2004 and which carry notional amounts of $50 million and $30 million and convert variable rate debt to a fixed rate of 2.8% and 2.94%, respectively. The Company also has two variable rate interest swaps with a fair value that represents an asset of $3.3 million at June 30, 2004, carry a notional amount of $60 million and $40 million and convert fixed rate debt to a variable rate of 3.7% and 3.2%, respectively.

     The Company’s joint venture interest rate swaps have a fair value which represents an asset of $0.7 million and a liability of $0.7 million at June 30, 2004 and December 31, 2003, respectively, of which $0.2 million and $0.2 million is the Company’s proportionate share, respectively. At June 30, 2004, these swaps carry a notional amount of $55 million and $20 million and convert variable rate debt to a fixed rate of 5.78% and 4.21%, respectively. At June 30, 2003, in addition to the $38 and $55 million swaps discussed above, the Company’s joint ventures also had a $38 million swap, and converted variable rate debt to a fixed rate of 6.603%. In November 2003, in connection with the formation of MDT Joint Venture, the joint venture entered into a fixed rate interest swap, which carries a notional amount of $9.1 million, of which the Company’s proportionate share was $1.3 million, and converted variable rate debt to a fixed rate of 4.9%. This swap is not an effective hedge at June 30, 2004. This swap is marked to market with the adjustments flowing through MDT Joint Venture, an equity affiliate, income statement, which aggregated $0.2 million at June 30, 2004 of which the Company’s exposure was 14.5%. This contract was entered into pursuant to MDT Joint Venture’s financial requirements. The fair value of the swaps is calculated based upon expected changes in future LIBOR rates.

     The fair value of the Company’s fixed rate debt and an estimate of the effect of a 100 basis point decrease in market interest rates adjusted to: (i) include the $80 million which was swapped to a fixed rate at June 30, 2004 and the $130 million which was swapped to a fixed rate at June 30, 2003, (ii) exclude the $100 million which was swapped to a variable rate at June 30, 2004 and 2003, (iii) include the Company’s proportionate share of the joint venture fixed rate debt and (iv) include the $75 million and $93 million, respectively, of joint venture debt which was swapped to a fixed rate at June 30, 2004 and 2003 and is summarized as follows (in millions):

	June 30, 2004				June 30, 2003
				100				100
				Basis Point				Basis Point
				Decrease in				Decrease in
				Market				Market
		Fair		Interest	Carrying	Fair		Interest
	Carrying Value	Value		Rates	Value	Value		Rates
Company’s fixed rate debt	$2,280.3	$2,363.2	(1)	$2,478.7 (3)	$1,171.1	$1,268.1	(1)	$1,330.1 (3)
Company’s proportionate share of joint venture fixed rate debt	$260.1	$266.0	(2)	$275.3 (4)	$250.9	$272.4	(2)	$283.5 (4)

(1)	Includes the fair value of interest rate swaps which was an asset of $0.1 million and a liability of $0.9 million at June 30, 2004 and 2003, respectively.

(2)	Includes the fair value of interest rate swaps which was an asset of $0.2 million at June 30, 2004 and a liability of $0.4 million at June 30, 2003.

(3)	Includes the fair value of interest rate swaps which was a liability of $0.4 million and $2.2 million at June 30, 2004 and 2003, respectively.

(4)	Includes the fair value of interest rate swaps which was a liability of $0.3 million at June 30, 2003.

     The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

     Further, a 100 basis point increase in short term market interest rates at June 30, 2004 and 2003 would result in an increase in interest expense for the six month periods of approximately $4.8 million and $4.6 million, respectively, for the Company and $0.6 million for each period representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the three month periods does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

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

	June 30,
	2004	2003
Total Notes Receivable	$26.7	$95.3
% Fixed Rate Loans	0.1%	9.9%
Fair Value of Fixed Rate Loans	$—	$10.9
Impact on Fair Value of 100 Basis
Point Decrease in Market Interest
Rates	$—	$11.1

     The Company and its joint ventures intend to continuously monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2004, the Company had no other material exposure to market risk.

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

     The Company evaluated all of its pre-existing joint venture relationships in order to determine whether the entities are VIEs and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. Effective January 1, 2004 the Company consolidated five entities that were previously accounted for under the equity method. Four of these entities represent investments in undeveloped land located in Round Rock, Texas; Opelika, Alabama; Jackson, Mississippi; and Monroe, Louisiana, with combined real estate balances of $6.1 million as of June 30, 2004, and liabilities of $0.8 million, of which $0.7 million is owed to the Company. The other entity consolidated is an operating shopping center property located in Martinsville, Virginia, in which DDR has a 50% interest, and advances of approximately $8.9 million. The total real estate of this entity is $32.0 million and the total debt is approximately $20 million, all of which is secured by the real estate assets of this entity and is non-recourse to the Company’s other assets. The Company recorded a charge of $3.0 million in the first quarter of 2004 as a result of the adoption of this standard relating to the minority partner’s cumulative losses in excess of its cost basis in the Martinsville, Virginia joint venture.

     In May of 2004, the Company assumed all of the rights and obligations related to an independent trust (the “Grantor Trust”) from one of the Company’s joint venture entities in which the Company held a 50% interest. The Grantor Trust, a special purpose entity, owns tax exempt floating rate bonds which are serviced from incremental tax revenue generated on a shopping center development in Merriam, Kansas. The Company was determined to be the primary beneficiary of the Grantor Trust and consolidated the Grantor Trust’s assets and obligations assumed. As of June 30, 2004, the Grantor Trust has outstanding obligations totaling approximately $8.6 million and a receivable from the city of Merriam, Kansas of approximately $8.4 million. The Grantor Trust obligation is secured by a letter of credit guaranteed by the Company.

     The Company holds a 25% economic interest in a VIE, in which the Company was not determined to be the primary beneficiary. In March 2002, this VIE acquired the designation rights to real estate assets owned and controlled by Service Merchandise Company, Inc. The venture currently holds 69 fee simple, leasehold and ground lease interests previously owned by the Service Merchandise Company, Inc., and designation rights to 4 assets for which it has not obtained final title through the bankruptcy court. In total, these assets are located in 27 states across the United States. The VIE has total assets and total debt and total mortgage debt of approximately $178.5 million and $74.1 million, respectively, at June 30, 2004. The Company has a note receivable from the entity of approximately $13.6 million. In the unlikely event that all of the underlying assets of this entity had no value and all other owners failed to meet their obligations, the Company estimates that its maximum exposure to loss would approximate $24.1 million, primarily representing the net carrying value of the Company’s investment in and advances to this entity as of June 30, 2004. However, the Company expects to recover the recorded amount of it’s investments in this entity.

     In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of this bulletin did not have a material impact on the Company’s financial position, results of operations or cash flows.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128”. The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004 and should be applied by restating previously reported EPS. The adoption of this consensus did not have a material impact on the Company’s financial position, results of operations or cash flows.

Item 4. Controls and Procedures

     The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of the end of the period covered by this quarterly report on Form 10-Q. The CEO and CFO have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the six month period ended June 30, 2004, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting. There were no significant changes made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum Number
(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
	(a) Total number of		Part of Publicly	Be Purchased Under
	shares	(b) Average Price	Announced Plans or	the Plans or
	purchased	Paid per Share	Programs	Programs
April 1 — 30, 2004	—	$—	—	—
May 1 —31, 2004	—	—	—	—
June 1 — 30, 2004	287,704	$36.05	—	—

Total	287,704

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 18, 2004, the Company held its annual meeting of shareholders. The matters presented to shareholders for vote and the vote on such matters were as follows:

1.	To elect the directors named below for a term of one year expiring in 2004.

	For	Authority Withheld
Dean S. Adler	74,430,695.380	1,979,391.420
Terrance R. Ahern	74,448,251.477	1,961,835.323
Mohsen Anvari	74,971,365.574	1,438,721.226
Robert H. Gidel	74,445,092.477	1,964,994.323
Victor B. MacFarlane	74,994,532.477	1,415,554.323
Craig Macnab	74,717,423.380	1,692,663.420
Scott D. Roulston	75,015,068.477	1,395,018.323
Barry Sholem	74,440,270.477	1,969,816.323
William B. Summers, Jr.	74,967,768.574	1,442,318.226
Scott A. Wolstein	74,601,565.477	1,808,521.323

2.	To vote on a proposal to ratify the amendment to provide for the early expiration of the Shareholder Rights Agreement, adopted by the Board of Directors on May 26, 1999.

For	Against	Abstain
63,259,528.447	730,665.990	360,565.363

3.	To vote on a proposal to approve the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan.

For	Against	Abstain
58,692,986.581	5,286,449.722	371,323.497

4.	To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the Company’s fiscal year ending December 31, 2004.

For	Against	Abstain
75,582,310.414	691,600.819	135,975.567

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a.) Exhibits

4.1	Second Amendment to Fifth Amended and Restate Revolving Credit Agreement, dated as of July 27, 2004, among the Company and Bank One, NA, and other lenders named therein

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002[1]

[1]	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

(b.) Reports on Form 8-K

Date Filed or Furnished	Item
April 1, 2004	Items 7 and 9
April 15, 2004	Items 5 and 7
April 30, 2004	Item 12
May 6, 2004	Item 5 and 7
May 6, 2004	Item 7
June 24, 2004	Item 2 and 7
June 24, 2004	Item 5

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

August 9, 2004	/s/ Scott A. Wolstein

(Date)	Scott A. Wolstein, Chief Executive Officer and Chairman of the Board

August 9, 2004	/s/ William H. Schafer

(Date)	William H. Schafer, Senior Vice President and Chief Financial Office (Principal Financial Officer and Principal Accounting Officer)