Form 10-Q
period 2004-09-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2004-11-09
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-11690

DEVELOPERS DIVERSIFIED REALTY CORPORATION

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1723097 (I.R.S. Employer Identification No.)

3300 Enterprise Parkway, Beachwood, Ohio 44122

(Address of principal executive offices - zip code)

(216) 755-5500

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No [  ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act) Yes ☑ No [  ]

As of November 3, 2004, the registrant had 102,366,264 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — Unaudited
Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003.
Condensed Consolidated Statements of Operations for the Three Month Periods ended September 30, 2004 and 2003.
Condensed Consolidated Statements of Operations for the Nine Month Periods ended September 30, 2004 and 2003.
Condensed Consolidated Statements of Cash Flows for the Nine Month Periods ended September 30, 2004 and 2003.
Notes to Condensed Consolidated Financial Statements.
EX-31.1 Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934
EX-31.2 Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934
EX-32.1 Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002
EX-32.1 Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2004	2003
Assets
Real estate rental property:
Land	$1,363,066	$821,893
Buildings	4,182,158	2,719,764
Fixtures and tenant improvements	119,240	90,384
Construction in progress	270,252	252,870

	5,934,716	3,884,911
Less accumulated depreciation	(552,095)	(458,213)

Real estate, net	5,382,621	3,426,698
Cash and cash equivalents	23,697	11,693
Restricted cash	—	99,340
Investments in and advances to joint ventures	256,343	260,143
Notes receivable	17,176	11,741
Real estate property held for sale, net	4,330	—
Other assets	189,623	131,536

	$5,873,790	$3,941,151

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Fixed rate notes	$1,269,151	$838,996
Variable rate term debt	350,000	300,000
Revolving credit facility	550,000	171,000

	2,169,151	1,309,996

Secured indebtedness:
Revolving credit facility	20,500	15,500
Mortgage and other secured indebtedness	1,090,603	757,635

	1,111,103	773,135

Total indebtedness	3,280,254	2,083,131
Accounts payable and accrued expenses	103,621	98,046
Dividends payable	59,148	43,520
Other liabilities	85,785	54,946

	3,528,808	2,279,643
Minority equity interest	23,298	24,543
Operating partnership minority interests	34,197	22,895

	3,586,303	2,327,081

Commitments and contingencies
Shareholders’ equity:
Class F – 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	150,000	150,000
Class G – 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	180,000	180,000
Class H – 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at September 30, 2004 and December 31, 2003	205,000	205,000
Class I – 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 340,000 shares authorized; 340,000 shares issued and outstanding at September 30, 2004	170,000	—
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 109,152,268 and 93,792,948 shares issued at September 30, 2004 and December 31, 2003, respectively	10,915	9,379
Paid-in-capital	1,795,030	1,301,232
Accumulated distributions in excess of net income	(111,224)	(116,737)
Deferred obligation	10,234	8,336
Accumulated other comprehensive income (loss)	173	(541)
Less: Unearned compensation – restricted stock	(5,414)	(3,892)
Common stock in treasury at cost: 6,832,038 and 7,359,747 shares at September 30, 2004 and December 31, 2003, respectively	(117,227)	(118,707)

	2,287,487	1,614,070

	$5,873,790	$3,941,151

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2004	2003
Revenues from operations:
Minimum rents	$122,013	$89,037
Percentage and overage rents	1,565	769
Recoveries from tenants	32,415	24,760
Ancillary income	897	535
Other property related income	1,329	358
Management fee income	3,761	2,601
Development fee income	930	303
Other	2,189	3,832

	165,099	122,195

Rental operation expenses:
Operating and maintenance	17,054	14,792
Real estate taxes	21,875	15,787
General and administrative	11,486	9,088
Other expense	2,013	233
Depreciation and amortization	37,561	24,480

	89,989	64,380

Other income (expense):
Interest income	812	1,132
Interest expense	(37,142)	(23,308)

	(36,330)	(22,176)

Income before equity in net income of joint ventures, minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	38,780	35,639
Equity in net income of joint ventures	5,322	6,852

Income before minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	44,102	42,491
Minority interests:
Minority equity interests	(465)	(420)
Operating partnership minority interests	(719)	(444)

	(1,184)	(864)
Income tax of taxable REIT subsidiaries and franchise taxes	(1,365)	(799)

Income from continuing operations	41,553	40,828
Discontinued operations:
Income from discontinued operations	328	263
Gain on sale of real estate	1,320	—

Income from discontinued operations	1,648	263

Income before gain on disposition of real estate	43,201	41,091
Gain on disposition of real estate, net of tax	1,115	897

Net income	$44,316	$41,988

Net income applicable to common shareholders	$30,524	$24,525

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.28	$0.29
Income from discontinued operations	0.02	—

Net income applicable to common shareholders	$0.30	$0.29

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.28	$0.28
Income from discontinued operations	0.02	—

Net income applicable to common shareholders	$0.30	$0.28

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2004	2003
Revenues from operations:
Minimum rents	$314,600	$252,847
Percentage and overage rents	4,693	3,247
Recoveries from tenants	87,995	67,368
Ancillary income	2,280	1,314
Other property related income	3,391	665
Management fee income	10,463	7,733
Development fee income	1,724	976
Other	12,244	10,003

	437,390	344,153

Rental operation expenses:
Operating and maintenance	49,134	42,380
Real estate taxes	57,518	42,090
General and administrative	32,980	28,001
Other expense	2,045	483
Depreciation and amortization	94,336	68,016

	236,013	180,970

Other income (expense):
Interest income	3,169	3,892
Interest expense	(92,663)	(65,121)

	(89,494)	(61,229)

Income before equity in net income of joint ventures, minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	111,883	101,954
Equity in net income of joint ventures	30,486	23,749

Income before minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	142,369	125,703
Minority interests:
Minority equity interests	(1,379)	(1,263)
Preferred operating partnership minority interests	—	(2,236)
Operating partnership minority interests	(1,916)	(1,303)

	(3,295)	(4,802)
Income tax of taxable REIT subsidiaries and franchise taxes	(2,257)	(1,234)

Income from continuing operations	136,817	119,667
Discontinued operations:
Income (loss) income from discontinued operations	987	(1,240)
Gain on the sale of real estate	619	1,206

Income (loss) from discontinued operations	1,606	(34)

Income before gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	138,423	119,633
Gain on disposition of real estate, net of tax	46,492	29,142

Income before cumulative effect of adoption of a new accounting standard	184,915	148,775
Cumulative effect of adoption of a new accounting standard	(3,001)	—

Net income	$181,914	$148,775

Net income applicable to common shareholders	$145,000	$108,175

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.54	$1.34
Income from discontinued operations	0.02	—
Cumulative effect of adoption of a new accounting standard	(0.03)	—

Net income applicable to common shareholders	$1.53	$1.34

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$1.53	$1.32
Income discontinued operations	0.02	—
Cumulative effect of adoption of a new accounting standard	(0.03)	—

Net income applicable to common shareholders	$1.52	$1.32

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands)
(Unaudited)

	2004	2003
Net cash flow provided by operating activities	$230,830	$187,449

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(1,829,916)	(171,314)
Decrease in restricted cash	99,340	—
Proceeds from sale and refinancing of joint venture interests	32,483	21,759
Investments in and advances to joint ventures, net	(43,676)	(83,885)
Repayment of notes receivable	3,065	8,436
Advances to affiliates	(3,080)	(12,223)
Proceeds from disposition of real estate	265,553	219,768

Net cash flow used for investing activities	(1,476,231)	(17,459)

Cash flow from financing activities:
Proceeds from (repayment of) revolving credit facilities, net	384,000	(526,500)
Proceeds from borrowings from term loans	50,000	300,000
Proceeds from construction loans and mortgages	80,560	219,676
Proceeds from issuance of medium term notes, net of underwriting commissions $421 and $226 of offering expenses in 2004 and 2003, respectively	520,003	297,204
Repayment of senior notes	(90,000)	(100,000)
Principal payments on rental property debt	(183,101)	(230,828)
Payment of deferred finance costs	(4,046)	(4,669)
Proceeds from issuance of common shares, net of underwriting commissions and $538 of offering expenses paid	490,863	—
Proceeds from issuance of preferred shares, net of underwriting commissions and $598 and $1,412 of offering expenses paid in 2004 and 2003, respectively	164,047	371,460
Redemption of preferred shares	—	(204,000)
Redemption of preferred operating partnership units	—	(180,000)
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	7,406	19,027
Distributions to preferred and operating partnership minority interests	(1,553)	(6,790)
Dividends paid	(160,774)	(122,467)

Net cash flow provided by (used for) financing activities	1,257,405	(167,887)

Increase in cash and cash equivalents	12,004	2,103
Cash and cash equivalents, beginning of period	11,693	16,371

Cash and cash equivalents, end of period	$23,697	$18,474

Supplemental disclosure of non-cash investing and financing activities:

For the nine months ended September 30, 2004, in conjunction with the acquisition of 92 assets, the Company assumed mortgage debt at a fair value of approximately $475.0 and other liabilities of approximately $17.4 million. In conjunction with the acquisition of it’s partners 50% interest in a shopping center in March 2004, the Company acquired a property with a book value of $63.6 million and assumed debt of $47.0 million. In connection with the adoption of FIN 46 effective January 1, 2004, the Company consolidated real estate assets of $26.4 million and a mortgage payable of $20.0 million. At September 30, 2004, dividends payable were $59.1 million. In 2004, in conjunction with stock for stock option exercises, the Company recorded $1.9 million to treasury stock and $1.9 million to deferred obligation. The deferred obligation represents the portion of the common shares issuable upon exercise that were not currently issued but rather deferred pursuant to a deferral plan for which the Company maintains a separate trust. For the nine months ended September 30, 2004, minority interests with a book value of approximately $4.9 million were converted into approximately 224,000 common shares of the Company. Other assets include approximately $0.2 million, which represents the fair value of the Company’s fixed rate interest rate swaps at September 30, 2004. Included in other assets and debt is approximately $1.7 million, which represents the fair value of the Company’s reverse interest rate swaps at September 30, 2004. The foregoing transactions did not provide for or require the use of cash for the nine month period ended September 30, 2004.

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

     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 8-K dated June 22, 2004 and filed on June 24, 2004 which reflects the impact of property sales as discontinued operations pursuant to the provisions of Statement of Financial Accounting Standard (“SFAS”) 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” for the year ended December 31, 2003.

New Accounting Standards

FIN 46

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

     The Company evaluated all of its pre-existing joint venture relationships in order to determine whether the entities are VIEs and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. Effective January 1, 2004, the Company consolidated five entities that were previously accounted for under the equity method. Four of these entities represent investments in undeveloped land located in Round Rock, Texas; Opelika, Alabama; Jackson, Mississippi; and Monroe, Louisiana, with combined real estate balances of $6.1 million as of September 30, 2004, and liabilities of $0.8 million of which $0.7 million is owed to the Company. The other entity consolidated is an operating shopping center property located in Martinsville, Virginia, in which DDR has a 50% interest. At September 30, 2004, this joint venture had advances payable to DDR of approximately $9.0 million with total real estate of $32.0 million and total debt of approximately $19.9 million, which is secured by the real estate assets of this entity and is non-recourse to the Company. The Company recorded a charge of $3.0 million in the first quarter of 2004 as a result of the adoption of this standard relating to the minority partner’s cumulative losses in excess of its cost basis in the Martinsville, Virginia joint venture (Note 2).

     In May of 2004, the Company assumed all of the rights and obligations related to an independent trust (the “Grantor Trust”) from one of the Company’s joint venture entities in which the Company held a 50% interest. The Grantor Trust, a special purpose entity, owns tax exempt floating rate bonds which are serviced from incremental tax revenue generated on a shopping center development in Merriam, Kansas. The Company was determined to be the primary beneficiary of the Grantor Trust and consolidated the Grantor Trust’s assets and obligations assumed. As of September 30, 2004, the Grantor Trust has outstanding obligations totaling approximately $8.6 million and a receivable from the city of Merriam, Kansas of approximately $8.4 million. The Grantor Trust obligation is secured by a letter of credit guaranteed by the Company.

Service Merchandise Joint Venture

     The Company holds a 25% economic interest in a VIE, in which the Company was not determined to be the primary beneficiary. In March 2002, this VIE acquired the designation rights to real estate assets owned and controlled by Service Merchandise Company, Inc. At September 30, 2004 this joint venture currently holds 66 fee simple, leasehold and ground lease interests previously owned by the Service Merchandise Company, Inc., including designation rights to 4 assets for which it has not obtained final title through the bankruptcy court. In total, these assets are located in 26 states across the United States. The VIE has total assets and total mortgage debt of approximately $174.9 million and $67.3 million, respectively, at September 30, 2004 and a note payable to DDR of approximately $14.0 million. In the unlikely event that all of the underlying assets of this entity had no value and all other owners failed to meet their obligations, the Company estimates that its maximum exposure to loss would approximate $24.3 million, primarily representing the net carrying value of the Company’s investment in and advances to this entity as of September 30, 2004. However, the Company expects to recover the recorded amount of its investment in this entity.

MDT Joint Venture and Related Entities

     The Company earns property management, acquisition and financing fees from a VIE in which the Company has an 11.75% economic interest. The Company earns asset management and performance fees from a related joint venture (“VIE Manager”), in which the Company has a 50% ownership, and serves as the managing member for the VIE. The VIE, formed in November 2003, originally acquired four shopping centers from the Company and seven shopping centers held through joint ventures of the Company. At the date of formation, the entity was not determined to be a VIE and the Company accounted for its interest in this joint venture using the equity method of accounting.

     In May 2004, the joint venture acquired an additional 22 retail properties, eight of which were purchased from the Company, which required a reconsideration of the entity’s VIE status. Upon reconsideration, the entity was determined to be a VIE as a result of material master lease agreements for vacant spaces held with the acquired properties’ former owners. However, the Company was not determined to be the primary beneficiary of the VIE and the Company continues to account for its investment in the VIE using the equity method of accounting.

     The financial statements of the VIE as of September 30, 2004 and for the period ended September 30, 2004 are included as part of the combined financial statements in Note 2. In the unlikely event that all of the underlying assets of this entity had no value and all other owners failed to meet their obligations, the Company estimates that its maximum exposure to loss would approximate $89.3 million, primarily representing the aggregate net carrying value of the Company’s investments in and advances to the VIE and the VIE Manager as of September 30, 2004. However, the Company expects to recover the recorded amount of its investment in these entities.

SAB 104

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

EITF Issue 03-06

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

Stock Based Compensation

     In October 2004, the FASB delayed the effective date of its proposed standard, “Share-Based Payment.” Public companies with calendar year-ends would be required to adopt the provisions of the standard effective for periods beginning after June 15, 2005, rather than January 1, 2005 as originally proposed. The delay comes at the request of several constituents, including the staff of the Securities and Exchange Commission. The Company is currently evaluating the effects of this proposed new standard.

Comprehensive Income

     Comprehensive income (in thousands) for the three month periods ended September 30, 2004 and 2003 was $44,170 and $42,179, respectively. Comprehensive income (in thousands) for the nine month periods ended September 30, 2004 and 2003 was $182,628 and $148,427, respectively.

Stock Based Compensation

     The Company applies APB 25, “Accounting for Stock Issued to Employees” in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Assuming application of the fair value method pursuant to SFAS 123, the compensation cost, which is required to be charged against income for all plans, was $1.5 million for the three months ended September 30, 2004 and 2003, and $4.4 million and $4.0 million for the nine months ended September 30, 2004 and 2003, respectively (in thousands, except per share amounts).

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$44,316	$41,988	$181,914	$148,775
Add: Stock-based employee compensation included in reported net income	1,496	571	3,748	3,558
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,503)	(1,502)	(4,393)	(3,998)

	$44,309	$41,057	$181,269	$148,335

Earnings Per Share:
Basic – as reported	$0.30	$0.29	$1.53	$1.34
Basic – pro forma	$0.30	$0.27	$1.53	$1.34
Diluted – as reported	$0.30	$0.28	$1.52	$1.32
Diluted – pro forma	$0.30	$0.27	$1.51	$1.32

2. EQUITY INVESTMENTS IN JOINT VENTURES

     At September 30, 2004 and December 31, 2003, the Company had ownership interests in various joint ventures, which owned 74 and 52 operating shopping center properties, respectively, and 66 and 75 shopping center sites, respectively, formerly owned by Service Merchandise Company, Inc.

     Combined condensed financial information of the Company’s joint venture investments is as follows (in thousands):

	September 30,	December 31,
	2004	2003
Combined Balance Sheets:
Land	$695,563	$519,846
Buildings	1,914,271	1,692,367
Fixtures and tenant improvements	37,492	24,985
Construction in progress	26,809	38,018

	2,674,135	2,275,216
Less: accumulated depreciation	(127,058)	(118,755)

Real estate, net	2,547,077	2,156,461
Receivables, net	58,469	47,165
Leasehold interests	30,168	28,895
Other assets	108,489	83,776

	$2,744,203	$2,316,297

Mortgage debt	$1,578,924	$1,321,117
Amounts payable to DDR	19,656	31,683
Amounts payable to other partners	43,875	32,121
Other liabilities	68,623	80,681

	1,711,078	1,465,602
Accumulated equity	1,033,125	850,695

	$2,744,203	$2,316,297

Company’s proportionate share of accumulated equity	$224,539	$204,431

	Three Month Periods		Nine Months Periods
	Ended September 30,		September 30,
	2004	2003	2004	2003
Combined Statements of Operations:
Revenues from operations	$87,772	$61,566	$246,885	$179,586

Rental operation expenses	30,838	22,096	86,516	64,063
Depreciation and amortization expense of real estate investments	21,794	10,824	46,886	30,057
Interest expense	20,939	17,756	57,271	54,722

	73,571	50,676	190,673	148,842

Income before gain (loss) on sale of real estate and discontinued operations	14,201	10,890	56,212	30,744
Gain (loss) on sale of real estate	4,834	(3)	4,826	570

Income from continuing operations	19,035	10,887	61,038	31,314
Discontinued operations:
Loss from discontinued operations	(352)	(157)	(832)	(1,237)
Gain on sale of real estate, net of tax	993	15,115	24,885	57,761

Net income	$19,676	$25,845	$85,091	$87,838

Company’s proportionate share of net income *	$6,061	$7,148	$31,426	$24,678

*	For the three month periods ended September 30, 2004 and 2003, the difference between the $6.1 million and $7.1 million, respectively, of the Company’s proportionate share of net income reflected above and $5.3 million and $6.9 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is attributable to additional depreciation associated with basis differentials and differences in gain (loss) on sale of certain asset due to the basis differentials. For the nine month periods ended September 30, 2004 and 2003, the difference between the $31.4 million and $24.7 million, respectively, of the Company’s proportionate share of net income reflected above and $30.5 million and $23.7 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is attributable to additional depreciation associated with basis differentials and differences in gain (loss) on sale of certain assets due to the basis differentials. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical cost of the net assets of the joint venture. Basis differentials also occur when the Company acquires assets from joint ventures or contributes assets to joint ventures.

     Service fees earned by the Company through management, leasing and development activities performed related to the Company’s joint ventures are as follows (in millions):

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Management fees	$3.2	$2.3	$9.2	$6.4
Development fees and leasing commissions	1.4	0.4	2.7	1.7
Interest income	0.4	0.7	1.4	2.2
Acquisition and finance fees	—	—	3.0	—

MDT Joint Venture

     In May 2004, MDT Joint Venture acquired an indirect ownership interest in 23 retail properties, which consists of over 5.6 million square feet of GLA. The aggregate purchase price of the properties was approximately $538.0 million. Eight of the properties acquired by MDT Joint Venture were owned by the Company and one of the properties was held by the Company through a joint venture. Fourteen of the properties acquired by MDT Joint Venture were owned by Benderson Development Company, Inc. and related entities (“Benderson”). The Company has an effective ownership interest of 14.5% in MDT Joint Venture, which was formed in November 2003. The joint venture owned 33 and 11 operating shopping center properties, at September 30, 2004 and December 31, 2003, respectively.

Coventry II

     In July 2004, the Company, through its joint venture with Coventry II, acquired an effective 10% interest in a development partnership with David Berndt Interests, Inc. to develop a new shopping center in San Antonio, Texas, known as Westover Marketplace. The joint venture partnership acquired approximately 63 acres of land for $10.6 million and sold approximately 16 acres for $2.5 million to Target. The Company’s equity interest in this joint venture is approximately $0.8 million at September 30, 2004.

     In the first quarter of 2004, the Company, through its joint venture with Coventry II, acquired a 20% interest in Totem Lakes Mall, a 290,000 square foot shopping center in Suburban Seattle, Washington. The joint venture acquired the shopping center for approximately $37.0 million. The Company’s equity interest in this joint venture is approximately $2.3 million at September 30, 2004. The Company through another joint venture with Coventry II acquired a 20% interest in Phoenix Spectrum Mall, a 1,145,000 square foot shopping center in Phoenix, Arizona, for approximately $46.5 million. The Company’s equity interest in this joint venture is approximately $1.5 million at September 30, 2004.

Prudential Joint Ventures

     In September 2004, one of the Company’s joint ventures with Prudential Real Estate Investors (“PREI”) sold a portion of the CityPlace shopping center in Long Beach, California for approximately $16.6 million. The portion that was sold was approximately 58,100 square feet of GLA. The joint venture recorded an aggregate merchant build gain of $4.6 million of which the Company’s net share is approximately $0.6 million.

     In July 2004, one of the Company’s equity affiliates, through a joint venture with PREI, purchased its development partner’s 50% interest, at a newly completed shopping center property located in Austin, Texas for approximately $4.9 million.

     In January 2004, one of the Company’s RVIP joint ventures sold a portion of a shopping center in Puente Hills, California, which represented approximately 300,000 square feet of GLA, for approximately $33.0 million and recognized a gain of approximately $4.9 million of which the Company’s proportionate share was approximately $0.7 million.

     In January 2004, one of the Company’s equity affiliates through a joint venture with PREI, purchased the remaining 50% interest from its development partner at a shopping center property located in Deer Park, Illinois for approximately $5.4 million.

Other Joint Ventures

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

     In March 2004, the Company announced that it entered into an agreement to purchase interests in 110 retail real estate assets with approximately 18.8 million square feet of GLA, from Benderson. The purchase price of the assets, including associated expenses, is expected to be approximately $2.3 billion, less assumed debt and the value of a 2% equity interest of approximately $16.2 million that Benderson will retain as set forth below. Benderson transferred or will transfer a 100% ownership in certain assets or entities owning certain assets. The remaining assets are held by a joint venture in which the Company holds a 98.0% interest and Benderson holds a 2.0% interest.

     Through September 30, 2004, the Company completed the purchase of 104 properties, including 14 purchased directly by MDT Joint Venture (Note 2) and 52 held by the joint venture with Benderson.

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

     The Company funded the transaction through a combination of assumed debt, new debt financing of approximately $450 million, net proceeds of approximately $164.5 million from the issuance of 6.8 million cumulative preferred shares, net proceeds of approximately $491 million from the issuance of 15.0 million common shares and asset transfers to MDT Joint Venture which generated net proceeds of approximately $194.3 million (Note 2). With respect to assumed debt, the fair value of existing indebtedness assumed upon closing is approximately $385 million, which includes an adjustment of approximately $30 million to fair value, based on rates for debt with similar terms and remaining maturities at the acquisition date. DDR has engaged an appraiser to perform valuations of the real estate and certain other assets. As a result, the purchase price allocation recorded as of September 30, 2004 is preliminary and subject to change. The revenues and expense relating to assets and interests acquired as of September 30, 2004 are included in DDR’s historical results of operations from various acquisition dates, which range from May 14, 2004 through August 2004.

     Benderson has also entered into a five-year master lease for vacant space that is either covered by a letter of intent as of the closing date or a new lease with respect to which the tenant has not begun to pay rent as of the closing date. During the five-year master lease, Benderson has agreed to pay the rent for such vacant space, until each applicable tenant’s rent commencement date. The Company recorded the estimated master lease receivable as part of the preliminary purchase price allocation.

     The Benderson assets are located in eleven states, with over 80.0% of the GLA in New York and New Jersey. The Benderson assets were approximately 94.6% leased, including master lease units, at June 30, 2004, and the largest tenants, based on revenues, include Tops Markets (Ahold USA), Wal-Mart/Sam’s Club, Home Depot and Dick’s Sporting Goods. Prior to the transaction, the Company owned less than 100,000 square feet of GLA in New York and approximately 2.7 million square feet of GLA in New Jersey. The Company entered into this transaction to acquire the largest, privately owned retail shopping center portfolio in the country in markets where the Company previously did not have a strong presence.

     The following unaudited supplemental pro forma operating data is presented for the three and nine month periods ended September 30, 2003 as if the merger with JDN, the acquisition of two properties or partnership interests and the acquisition of assets from Benderson and related financing were completed on January 1, 2003. The following unaudited supplemental pro forma operating data is presented for the three and nine month periods ended September 30, 2004 as if the acquisition of assets from Benderson and related financings were completed on January 1, 2003. Pro forma amounts include transaction costs, general and administrative expenses, losses on investments and settlement costs JDN reported in its historical results of approximately $19.3 million for the nine months ended September 30, 2003, which management believes to be non-recurring.

     The unaudited supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. Certain of the properties were in the lease-up, therefore, the 2003 operating results are not reflective of the future operations of the properties in the aggregate. The Company accounted for the acquisition of assets utilizing the purchase method of accounting. The pro forma adjustments relating to the Benderson transaction are based on the Company’s preliminary purchase price allocation and certain estimates. The Company engaged an appraiser to perform valuations of the real estate and certain other assets. As a result, the purchase price allocation is preliminary and subject to change. Therefore, the amounts included in the pro forma adjustments are preliminary and could change. There can be no assurance that the final adjustments will not be materially different from those included herein.

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
		(in thousands, except per share)
	2004	2003	2004	2003
Pro forma revenues	$165,527	$160,934	$494,167	$484,946

Pro forma income from continuing operations	$41,633	$45,279	$147,719	$123,934

Pro forma income (loss) from discontinued operations	$1,648	$263	$1,606	$(34)

Pro forma net income available to common shareholders before cumulative effect of adoption of a new accounting standard	$30,604	$25,681	$154,405	$111,803

Pro forma net income applicable to common shareholders	$30,604	$25,681	$151,404	$111,803

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.28	$0.25	$1.50	$1.12
Income from discontinued operations	0.02	—	0.02	—
Cumulative effect of adoption of a new accounting standard	—	—	(0.03)	—

Net income applicable to common shareholders	$0.30	$0.25	$1.49	$1.12

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.28	$0.25	$1.49	$1.10
Income from discontinued operations	0.02	—	0.02	—
Cumulative effect of adoption of a new accounting standard	—	—	(0.03)	—

Net income applicable to common shareholders	$0.30	$0.25	$1.48	$1.10

4. NOTES RECEIVABLE

     In May 2004, the Company acquired its joint venture partnership’s effective interest in tax increment financing bonds (“TIF Bonds”) from the City of Merriam (the “City”) which have a balance plus accrued interest of $8.4 million at September 30, 2004. The initial proceeds of the bonds were used by the City to purchase certain properties, which were later utilized as the site of a development property. Interest and principal of the TIF Bonds are repaid through incremental real estate taxes generated on the development project. TIF Bonds are owned by a Grantor Trust. The Grantor Trust makes distributions to beneficiaries of the trust who owns interests in the trust as evidenced by “certificates.” The TIF Bonds bear interest at a fixed rate of 6.9%. Interest and principal are payable semi-annually. The TIF Bonds mature on February 1, 2016 with all unpaid principal due at that date.

5. OTHER ASSETS

Other assets consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Accounts receivable, net (1)	$90,813	$76,509
Deferred charges, net	16,147	12,292
Fair value hedge	1,704	5,573
Intangibles:
In-place leases (including lease origination costs) (2)	40,941	7,051
Tenant relations	5,737	6,051
Less accumulated amortization of intangibles (3)	(3,071)	(1,633)
Prepaids, deposits and other assets	37,352	25,693

	$189,623	$131,536

(1)	Includes straight line rent receivables, net, of $26.1 million and $21.6 million at September 30, 2004 and December 31, 2003 respectively and approximately $13.4 million related to master lease obligation from Benderson at September 30, 2004.

(2)	Includes approximately $32.8 million of intangible assets assigned based upon a preliminary purchase price allocation in conjunction with the acquisition of assets from Benderson (Note 3). These amounts are subject to change.

(3)	The Company recorded amortization expense of $1.7 million for the nine months ended September 30, 2004 and none in 2003 related to these intangible assets.

6. REVOLVING CREDIT FACILITIES

     The Company maintains its primary unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The Company expanded the available borrowing capacity to $1.0 billion in July 2004. The facility has a maturity date of May 2006. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (0.8% at September 30, 2004), at the Company’s election, depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. At September 30, 2004, $550 million was outstanding under this facility with a weighted average interest rate, excluding the effects of any interest rate swaps, of 2.5%.

     The Company also maintains two secured revolving credit facilities with National City Bank of $30 million and $25 million, respectively. The $30 million credit facility is secured by certain partnership investments and has a maturity date of June 2006, and the $25 million credit facility is a development construction facility secured by the applicable development project(s) and has a maturity date of June 2005. The Company maintains the right to reduce the $30 million facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under these facilities bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (0.8% in relation to the $30 million facility and 1.00% to 1.25% depending on borrowings outstanding in relation to the $25 million facility at September 30, 2004) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At September 30, 2004, $33.2 million was outstanding under these facilities with a weighted average interest rate of 2.9%.

7. TERM LOAN

     In connection with the financing related to the acquisition of assets from Benderson, the Company entered into a $200 million unsecured term loan (“Term Loan”) with JP Morgan and several other lenders. The Term Loan has a maturity date of May 2007 and bears interest at variable rates based on a spread over LIBOR of 0.75%. The interest rate on the Term Loan at September 30, 2004 was 2.6%.

8. UNSECURED NOTES

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

9. DERIVATIVE FINANCIAL INSTRUMENTS

Interest rate swaps:

     In June 2003, the Company entered into a $30 million interest rate swap for a two year term effectively converting floating rate debt of a secured construction loan into fixed rate debt with an effective interest rate of 2.9%. In January 2003, the Company entered into two interest rate swaps, $50 million for a 1.5 year term and $50 million for a 2 year term, effectively converting floating rate debt under the Unsecured Credit Facility into fixed rate debt with an effective weighted average interest rate of 2.865%. At September 30, 2004, $50 million remained outstanding with an effective interest rate of 2.82%. In March 2002, the Company entered into two reverse interest rate swap agreements, $40 million for a 2.75 year term and $60 million for a 5 year term, effectively converting a portion of the outstanding fixed rate debt under the Company’s fixed rate senior notes to a variable interest rate of six month LIBOR.

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

Cash Flow Hedges

     As of September 30, 2004 and December 31, 2003, the aggregate fair value of the Company’s interest rate swaps was an asset of $0.2 million and a liability of $0.4 million, respectively, which is included in other liabilities in the condensed consolidated balance sheet. For the nine month periods ended September 30, 2004 and 2003, the amount of hedge ineffectiveness was not material.

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

Fair Value Hedges

     As of September 30, 2004 and December 31, 2003, the aggregate fair value of the Company’s reverse interest rate swaps was an asset of $1.7 million and $5.6 million, respectively, which is included in other assets, with the offsetting liability in fixed rate notes in the condensed consolidated balance sheet. For the nine months ended September 30, 2004, as the critical terms of the interest rate swaps and the hedged items are the same, no ineffectiveness was recorded in the condensed consolidated statements of operations. The fair value of these reverse interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Joint Venture Derivative Instruments

     At September 30, 2004, the Company’s joint ventures had two interest rate swaps aggregating $75 million, converting a portion of the variable rate mortgage debt to a fixed rate of 5.4%. At December 31, 2003, the Company’s joint ventures had two interest rate swaps aggregating $93 million, converting a portion of the variable rate mortgage debt to a weighted average fixed rate of approximately 5.6% and an interest rate cap agreement, which matured in March 2004 and had a notional amount of $175 million, and a strike price of 4.0%. The aggregate fair value of these instruments at September 30, 2004 was not significant. The aggregate fair value of these instruments at December 31, 2003 was a liability of $0.7 million, of which the Company’s proportionate share was a liability of $0.2 million, respectively.

     In November 2003, in connection with the formation of MDT Joint Venture, the venture entered into a fixed rate interest swap, which carries a notional amount of $9.1 million, and converted variable rate debt to a fixed rate of 3.5%. This swap is not an effective hedge at September 30, 2004. The amount of hedge ineffectiveness was not material to the Company. This swap is marked to market with the adjustments flowing through MDT Joint Venture’s statement. This contract was entered into pursuant to MDT’s financial requirements.

10. CONTINGENCIES

     In January 2004, the appellate court denied the Company’s appeal of a judgment in the amount of $8.0 million, plus interest and attorneys’ fees, against the Company and two other defendants, in connection with a verdict reached in a civil trial involving a claim filed by a movie theater relating to a property owned by the Company. After consultation with legal counsel, the Company determined that it would not appeal the appellate court’s ruling. The Company accrued a liability of $9.2 million, representing the judgment plus accrued interest and legal costs, at December 31, 2003. In February 2004, the Company paid $8.7 million, representing the amount of the judgment and accrued interest. In July 2004, the Company settled and paid approximately $0.2 million of the remaining amounts due for the attorney’s fees. Based on the obligations assumed by the Company in connection with the acquisition of the property and the Company’s policy to indemnify officers and employees for actions taken during the course of company business, the judgment was not apportioned among the defendants (Note 14).

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

11. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS

     The following table summarizes the changes in shareholders’ equity since December 31, 2003 (in thousands):

		Common
		Shares		Accumulated		Accumulated	Unearned
		($.10		Distributions		Other	Compensation	Treasury
	Preferred	Stated	Paid-in	In Excess of	Deferred	Comprehensive	Restricted	Stock
	Shares	Value)	Capital	Net Income	Obligation	Income (loss)	Stock	At Cost	Total
Balance December 31, 2003	$535,000	$9,379	$1,301,232	$(116,737)	$8,336	$(541)	$(3,892)	$(118,707)	$1,614,070
Net income				181,914					181,914
Change in fair value of interest rate swaps						714			714
Dividends declared – common shares				(138,956)					(138,956)
Dividends declared – preferred shares				(37,445)					(37,445)
Vesting of restricted stock					1,898		1,433	(1,898)	1,433
Issuance of restricted stock			2,116				(2,955)	1,641	802
Conversion of operating partner- ship units			1,260					3,614	4,874
Issuance of common stock		1,500	489,363						490,863
Issuance of preferred stock	170,000		(5,953)						164,047
Issuance of common shares related to exercise of stock options and dividend reinvestment plan		36	7,012					(1,877)	5,171

Balance September 30, 2004	$705,000	$10,915	$1,795,030	$(111,224)	$10,234	$173	$(5,414)	$(117,227)	$2,287,487

     Common share dividends declared, per share, were $0.51 and $0.41 for the three month periods ended September 30, 2004 and 2003, respectively. Common share dividends declared, per share, were $1.43 and $1.23 for the nine month periods ended September 30, 2004 and 2003, respectively.

     In May 2004, the Company issued and sold 15,000,000 of DDR Common shares. Net proceeds from the sale of the common shares were approximately $491 million.

     In May 2004, the Company issued and sold 6,800,000 depository shares, each representing 1/20 of a share of 7.50% Class I Cumulative Redeemable Preferred shares. Net proceeds from the sale of the depository shares were approximately $164.0 million.

     Proceeds from these offerings were used to partially fund the Benderson transaction.

     In 2004, certain officers of the Company completed a stock for stock option exercise and received approximately 0.2 million common shares of stock in exchange for 0.3 million common shares of the Company. In addition, vesting of restricted stock grants approximating 0.1 million shares of common stock of the Company were deferred through the Company’s equity award plan. In connection with these transactions the Company recorded $1.9 million in deferred obligations. The shares associated with the option exercises and restricted stock vesting were deferred into the

Developers Diversified Realty Corporation Deferred Compensation Plan, a non-qualified compensation plan.

12. OTHER INCOME

     Other income for the three and nine month periods ended September 30, 2004 and 2003 was comprised of the following (in millions):

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Lease termination	$2.2	$3.7	$9.1	$6.5
Acquisitions and finance fees		—	3.0	—
Settlement of call option (1)	—	—	—	2.4
Sale of option rights and other miscellaneous	—	0.1	0.1	1.1

	$2.2	$3.8	$12.2	$10.0

(1)	Settlement of a call option on March 31, 2003 relating to the MOPPRS debt assumed from JDN, principally arising from an increase in interest rates from the date of acquisition, March 13, 2003, to the date of settlement.

13. DISCONTINUED OPERATIONS

     Included in discontinued operations for the nine month periods ended September 30, 2004 and 2003, are eight properties sold in 2004, aggregating 0.3 million square feet (one of these properties was accounted for under the equity method prior to December 2003), and 13 properties sold in 2003, aggregating 0.9 million square feet. The balance sheet relating to the asset held for sale and operating results relating to assets sold and held for sale are as follows (in thousands):

September 30, 2004
Land	$873
Building	3,830
Other real estate assets	211

4,914
Less accumulated depreciation	(584)

Total assets held for sale	$4,330

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,
		(in thousands)
	2004	2003	2004	2003
Revenues	$728	$1,216	$2,308	$4,310

Expenses:
Operating	218	437	675	3,696
Interest	60	219	226	708
Depreciation	122	297	416	1,146

	400	953	1,317	5,550

	328	263	991	(1,240)
Minority interests	—	—	(4)	—
Gain on sales of real estate	1,320	—	619	1,206

Income (loss) from discontinued operations	$1,648	$263	$1,606	$(34)

14. TRANSACTIONS WITH RELATED PARTIES

     The Company assumed the full liability for the Regal Cinemas judgment (Note 10). The other defendants included a former executive of the Company and a real estate development partnership (the “Partnership”) owned by this individual and the former Chairman of the Board, who was also a significant shareholder and a director of the Company.

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

15. EARNINGS AND DIVIDENDS PER SHARE

     Earnings Per Share (EPS) have been computed pursuant to the provisions of SFAS No. 128. The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. There have been no changes to dilutive securities from those disclosed in the Company’s Form 8-K dated June 22, 2004 and filed on June 24, 2004 which reflects the impact of property sales as discontinued operations pursuant to the provisions of SFAS 144 – “Accounting for the Impairment or Disposal of Long-Lived Assets” for the year ended December 31, 2003 other than as described below.

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,
		(in thousands, except per share amounts)
	2004	2003	2004	2003
Income from continuing operations	$41,553	$40,828	$136,817	$119,667
Add: Gain on disposition of real estate and real estate investments	1,115	897	46,492	29,142
Less: Preferred stock dividends	(13,792)	(11,743)	(36,914)	(29,890)
Write-off of original issuance costs associated with preferred operating partnership units and preferred shares redeemed	—	(5,720)	—	(10,710)

Basic – Income from continuing operations applicable to common shareholders	28,876	24,262	146,395	108,209
Add: Operating partnership minority interests	—	—	1,916	1,303

Diluted – Income from continuing operations applicable to common shareholders	$28,876	$24,262	$148,311	$109,512

Number of Shares:
Basic – average shares outstanding	102,079	85,997	94,509	80,447
Effect of dilutive securities:
Stock options	896	997	1,043	1,173
Operating partnership minority interests minority interests	—	—	1,293	1,061
Restricted stock	55	72	76	75

Diluted – average shares outstanding	103,030	87,066	96,921	82,756

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.28	$0.29	$1.54	$1.34
Income from discontinued operations	0.02	—	0.02	—
Cumulative effect of adoption of a new accounting standard	—	—	(0.03)	—

Net income applicable to common shareholders	$0.30	$0.29	$1.53	$1.34

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.28	$0.28	$1.53	$1.32
Income from discontinued operations	0.02	—	0.02	—
Cumulative effect of adoption of a new accounting standard	—	—	(0.03)	—

Net income applicable to common shareholders	$0.30	$0.28	$1.52	$1.32

16. SEGMENT INFORMATION

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

     The shopping center segment consists of 440 shopping centers, including 140 owned through joint ventures (two of which are consolidated by the Company), in 44 states aggregating approximately 73.9 million square feet of Company-owned GLA. These shopping centers range in size from approximately 10,000 square feet to 750,000 square feet of Company-owned GLA. The business center segment consists of 33 business centers in 11 states aggregating approximately 4.0 million square feet of Company-owned GLA. These business centers range in size from approximately 10,000 square feet to 330,000 square feet of Company-owned GLA.

     The table below presents information about the Company’s reportable segments for the three and nine month periods ended September 30, 2004 and 2003.

	Three Months ended September 30, 2004
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$8,537	$156,562		$165,099
Operating expenses	(2,931)	(35,998)		(38,929)

	5,606	120,564		126,170
Unallocated expenses (A)			(88,755)	(88,755)
Equity in net income of joint ventures			5,322	5,322
Minority interests			(1,184)	(1,184)

Income from continuing operations				$41,553

	Three Months ended September 30, 2003
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$8,266	$113,929		$122,195
Operating expenses	(2,996)	(27,583)		(30,579)

	5,270	86,346		91,616
Unallocated expenses (A)			(56,776)	(56,776)
Equity in net income of joint ventures			6,852	6,852
Minority interests			(864)	(864)

Income from continuing operations				$40,828

	Nine Months ended September 30, 2004
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$25,237	$412,153		$437,390
Operating expenses	(8,201)	(98,451)		(106,652)

	17,036	313,702		330,738
Unallocated expenses (A)			(221,112)	(221,112)
Equity in net income of joint ventures			30,486	30,486
Minority interests			(3,295)	(3,295)

Income from continuing operations				$136,817

Total real estate assets	$264,132	$5,670,584		$5,934,716

	Nine Months ended September 30, 2003
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$25,551	$318,602		$344,153
Operating expenses	(8,305)	(76,165)		(84,470)

	17,246	242,437		259,683
Unallocated expenses (A)			(158,963)	(158,963)
Equity in net income of joint ventures			23,749	23,749
Minority interests			(4,802)	(4,802)

Income from continuing operations				$119,667

Total real estate assets	$264,793	$3,596,216		$3,861,009

(A)	Unallocated expenses consist of general and administrative, interest income and interest expense, tax expense, other expense and depreciation and amortization as listed in the condensed consolidated statements of operations.

18. SUBSEQUENT EVENTS

     In October 2004, the Company sold one business center property, considered held for sale at September 30, 2004, for a sale price of $7.5 million resulting in a gain of $2.6 million in the fourth quarter of 2004.

     In October 2004, the Company completed a $128 million joint venture transaction with PREI. The Company contributed 12 neighborhood grocery anchored retail properties to the joint venture, eight of which were acquired by the Company from Benderson and four of which were acquired from JDN. The joint venture assumed approximately $12 million of secured, non-recourse financing associated with two properties. The Company maintains a 10% ownership in the properties and continues day-to-day management of the assets. The Company earns fees for property management, leasing, and development.

     In November 2004, the Company entered into an agreement to purchase 15 Puerto Rican retail real estate assets, totaling nearly 5.0 million square feet from Caribbean Property Group, LLC. The total purchase price is approximately $1.15 billion. The transaction is expected to close during the first quarter of 2005, subject to the Company’s due diligence and other standard closing conditions.

     In November 2004, the Company completed a $204 million joint venture transaction with an investor group led by Kuwait Financial Centre-Markaz. The Company contributed 13 neighborhood grocery anchored retail properties to the joint venture, nine of which were acquired by the Company from Benderson and three of which were acquired from JDN and one was owned by the Company. The joint venture obtained approximately $150 million of secured financing at a fixed rate of approximately 5.1%. The Company maintains a 20% equity ownership in the properties and continues day-to-day management of the assets. The Company earns fees for property management, leasing, and development.

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

     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, particularly certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties;

•	Although the Company has acquired assets owned by Benderson Development Company, Inc. and related entities (“Benderson”), the Company may not realize the intended benefits of the acquisition. For example, the Company may not achieve the anticipated operating efficiencies and the properties may not perform as well as the Company anticipates.

•	The Company may abandon a development or acquisition opportunity after expending resources if it determines that the development or acquisition opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than those of the Company, and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet, and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to potential environmental liabilities;

•	The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations; and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.

   Executive Summary

     The Company’s portfolio continues to demonstrate strong leasing activity and occupancy gains, which reflect the growth of the Company’s tenant base.

     Moreover, the Company continues to execute transactions that support the Company’s investment strategy and capitalize on the Company’s outstanding financial flexibility. The Company’s sale of neighborhood grocery anchored centers to a joint venture with Prudential and the pending sale of grocery assets to a joint venture with Kuwait Financial Center, expected to close in the fourth quarter of 2004, are two examples of these transactions, representing approximately $290 million in proceeds. These transactions allow for the Company to sharpen its focus on its core asset type, the market dominant community center, thereby better aligning the properties acquired from Benderson and JDN Realty Corporation (“JDN”) with the Company’s long-term strategic objectives.

     In addition, the Company was added to S&P MidCap 400 index during the third quarter and the Company’s senior unsecured line capacity was expanded from $650 million to $1 billion, providing additional balance sheet flexibility and underscoring the market’s confidence in the Company’s investment strategy.

     Lastly, the Company substantially completed the acquisition of the Benderson assets and with all new field offices fully operational and virtually all new employees hired, all major aspects of the transition are complete.

Results of Operations

Revenues from Operations

     Total revenues increased $42.9 million, or 35.1%, to $165.1 million for the three month period ended September 30, 2004 from $122.2 million for the same period in 2003. Total revenues increased $93.2 million, or 27.1%, to $437.4 million for the nine month period ended September 30, 2004 from $344.2 million for the same period in 2003. Base and percentage rental revenues for the three month period ended September 30, 2004 increased $33.8 million, or 37.6%, to $123.6 million as compared to $89.8 million for the same period in 2003. Base and percentage rental revenues for the nine month period ended September 30, 2004 increased $63.2 million, or 24.7%, to $319.3 million as compared to $256.1 million for the same period in 2003. Aggregate base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2003 and since April 1, 2003 with regard to JDN assets, excluding properties under redevelopment and those classified as discontinued operations) increased approximately $2.4 million, or 1.4%, for the nine month period ended September 30, 2004 as compared to the same period in 2003. The increase in base and percentage rental revenues of $63.2 million for the nine month period ended September 30, 2004 is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$2.4
Merger with JDN Realty Corporation (“JDN”)	19.8
Acquisition of four shopping center properties	9.9
Acquisition of properties from Benderson	50.7
Development and redevelopment of ten shopping center properties	0.4
Consolidation of a joint venture interest (FIN 46)	2.2
Transfer of 19 properties to joint ventures	(22.6)
Business center properties	(0.1)
Straight line rents	0.5

$63.2

     At September 30, 2004, the aggregate occupancy of the Company’s shopping center portfolio was 94.6%, including master leased units with Benderson, as compared to 94.0% at September 30, 2003. The average annualized base rent per occupied square foot was $10.69, as compared to $10.74 at September 30, 2003. The decrease in annualized base rent per occupied square foot is attributed to the acquisition of assets from Benderson. Excluding the impact of the properties acquired from Benderson, the average annualized base rent per occupied square foot for the portfolio was $11.02 at September 30, 2003.

     At September 30, 2004, the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 93.6% as compared to 92.6% at September 30, 2003. The average annualized base rent per leased square foot was $9.80 as compared to $9.51 at September 30, 2003.

     At September 30, 2004, the aggregate occupancy rate of the Company’s joint venture shopping centers was 97.6% as compared to 98.8% at September 30, 2003. The average annualized base rent per leased square foot was $12.98 at September 30, 2004, as compared to $14.09 at September 30, 2003. The decrease in annualized base rent per occupied square foot is attributed to the acquisition of assets from Benderson.

     At September 30, 2004, the aggregate occupancy of the Company’s business centers was 77.5%, as compared to 77.6% at September 30, 2003.

     Recoveries from tenants for the three month period ended September 30, 2004 increased $7.6 million, or 30.9%, to $32.4 million as compared to $24.8 million for the same period in 2003. Recoveries from tenants for the nine month period ended September 30, 2004 increased $20.6 million, or 30.6%, to $88.0 million as compared to $67.4 million for the same period in 2003. This increase was primarily related to the acquisition of properties from Benderson, which contributed $10.7 million, the JDN merger, which contributed $7.2 million and the Company’s acquisition of four properties, which contributed 6.0 million for the nine months ended September 30, 2004. These increases were offset by a decrease of $6.1 million related to the transfer of 19 of the Company’s properties to joint ventures. The remaining increase of $2.8 million relates to the Company’s development properties becoming operational and an increase in operating expenses at the remaining shopping center properties. Recoveries were approximately 82.5% and 79.8% of operating expenses and real estate taxes for the nine month periods ended September 30, 2004 and 2003, respectively.

     Ancillary income for the three month period ended September 30, 2004 increased $0.4 million, or 68.7%, to $0.9 million as compared to approximately $0.5 million for the same period in 2003. Ancillary income for the nine month period ended September 30, 2004 increased $1.0 million to $2.3 million, or 73.6%, as compared to approximately $1.3 million for the same period in 2003. Other property related income increased $1.0 million, to $1.3 million for the three month period ended September 30, 2004 as compared to $0.3 million for the same period in 2003. Other property related income increased $2.7 million, to $3.4 million for the nine month period ended September 30, 2004 as compared to $0.7 million for the same period in 2003. This increase in other property related income was primarily due to operating income from Gameworks at The Pike, a shopping center development in Long Beach, California.

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

     Management fee income for the three month period ended September 30, 2004 increased $1.2 million, or 44.6%, to $3.8 million as compared to $2.6 million for the same period in 2003. Management fee income for the nine month period ended September 30, 2004 increased $2.7 million, or 35.3%, to $10.4 million as compared to $7.7 million for the same period in 2003. The Company earned management income from joint venture interests acquired and formed in 2003 and 2004, which aggregated $3.4 million. This increase was offset by the sale and transfer of several of the Company’s joint venture properties, which contributed approximately $0.7 million of additional management fee income in 2003.

     Development fee income for the three month period ended September 30, 2004 increased $0.6 million, to $0.9 million as compared to $0.3 million for the same period in 2003. Development fee income for the nine month period ended September 30, 2004 increased $0.7 million, or 76.7%, to $1.7 million as compared to $1.0 million for the same period in 2003. Currently, the Company, through one of its joint ventures, is involved in the redevelopment of certain real estate assets previously owned and controlled by Service Merchandise and the redevelopment of three assets through the Coventry II joint ventures. The Company will continue to pursue additional development joint ventures as opportunities present themselves.

     Other income for the three month period ended September 30, 2004 decreased $1.6 million or 42.9%, to $2.2 million as compared to $3.8 million for the same period in 2003. Other income for the nine month period ended September 30, 2004 increased $2.2 million or 22.4%, to $12.2 million as compared to $10.0 million for the same period in 2003. Other income is comprised of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Lease termination fees	2.2	3.7	9.1	$6.5
Acquisition and financing fees	—	—	3.0	—
Settlement of call option (1)	—	—	—	2.4
Sale of option rights and other miscellaneous	—	0.1	0.1	1.1

	$2.2	$3.8	$12.2	$10.0

(1)	Settlement of a call option on March 31, 2003 relating to the MOPPRS debt assumed from JDN, principally arising from an increase in interest rates from the date of acquisition, March 13, 2003, to the date of settlement.

Expenses from Operations

     Rental operating and maintenance expenses for the three month period ended September 30, 2004, increased $2.3 million, or 15.3%, to $17.1 million as compared to $14.8 million for the same period in 2003. Rental operating and maintenance expenses for the nine month period ended September 30, 2004, increased $6.7 million, or 15.9%, to $49.1 million as compared to $42.4 million for the same period in 2003. The Company’s provision for bad debt expense approximated 0.7% and 1.1% of total revenues, for the nine month periods ended September 30, 2004 and 2003, respectively (See Economic Conditions). The increase in rental operating and maintenance expenses of $6.7 million is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$1.2
Merger with JDN	1.5
Acquisition of properties from Benderson	4.4
Acquisition and development/redevelopment of 14 shopping center properties	2.8
Consolidation of a joint venture interest (FIN 46)	0.7
Transfer of 19 properties to joint ventures	(2.7)
Business center properties	(0.4)
Provision for bad debt expense	(0.8)

$6.7

     Real estate taxes for the three month period ended September 30, 2004 increased $6.1 million, or 38.6%, to $21.9 million as compared to $15.8 million for the same period in 2003. Real estate taxes for the nine month period ended September 30, 2004 increased $15.4 million, or 36.7%, to $57.5 million as compared to $42.1 million for the same period in 2003. The increase in real estate taxes of $15.4 million is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$2.4
Merger with JDN	4.8
Acquisition of properties from Benderson	8.4
Acquisition and development/redevelopment of 14 shopping center properties	2.9
Consolidation of a joint venture interest (FIN 46)	0.3
Transfer of 19 properties to joint ventures	(3.6)
Business center properties	0.2

$15.4

     General and administrative expenses increased $2.4 million, or 26.4%, to $11.5 million for the three month period ended September 30, 2004 as compared to $9.1 million in 2003. General and administrative expenses increased $5.0 million, or 17.8%, to $33.0 million for the nine month period ended September 30, 2004 as compared to $28.0 million in 2003. Total general and administrative expenses were approximately 4.8% and 5.1%, respectively, of total revenues, including total revenues of joint ventures, for the nine month periods ended September 30, 2004 and 2003, respectively. The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments, including the JDN merger and acquisition of assets from Benderson. In addition, certain non-cash incentive compensation costs, primarily performance units and restricted shares increased due to the increase in the Company’s share price, which contributed an additional $0.2 million of general and administrative costs.

     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain construction administration costs of $4.5 million and $3.7 million for the nine month periods ended September 30, 2004 and 2003, respectively.

     Other expense for the three month period ended September 30, 2004 increased $1.8 million to $2.0 million as compared to $0.2 million for the same period in 2003. Other expense for the nine month period ended September 30, 2004 increased $1.5 million to $2.0 million as compared to $0.5 million for the same period in 2003. Other expense is comprised of the following (in millions):

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Abandoned acquisition and development projects	$1.4	$0.2	$1.4	$0.5
Impairment charge	0.6	—	0.6	—

	$2.0	$0.2	$2.0	$0.5

     Depreciation and amortization expense increased $13.1 million, or 53.4%, to $37.6 million for the three month period ended September 30, 2004, $24.5 million for the same period in 2003. Depreciation and amortization expense increased $26.3 million, or 38.7%, to $94.3 million for the nine month period ended September 30, 2004, as compared to $68.0 million for the same period in 2003. The increase in depreciation and amortization expense of $26.3 million is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$2.5
Consolidation of a joint venture interest (FIN 46)	0.8
Acquisition of properties from Benderson	17.3
Merger with JDN	6.1
Acquisition and development/redevelopment of 14 shopping center properties	4.9
Transfer of 19 properties to joint ventures	(5.6)
Business center properties	0.3

$26.3

     Other Income and Expenses

     Interest income for the three month period ended September 30, 2004 decreased $0.3 million or 28.3%, to $0.8 million as compared to $1.1 million for the same period in 2003. Interest income for the nine month period ended September 30, 2004 decreased $0.7 million or 18.6%, to $3.2 million as compared to $3.9 million for the same period in 2003. This decrease was primarily associated with the change in advances to certain joint ventures in which the Company has an equity ownership interest and the consolidation of joint venture interests in accordance with FIN 46.

     Interest expense increased $13.8 million, or 59.4%, to $37.1 million for the three month period ended September 30, 2004, as compared to $23.3 million for the same period in 2003. Interest expense increased $27.6 million, or 42.3%, to $92.7 million for the nine month period ended September 30, 2004, as compared to $65.1 million for the same period in 2003. The overall increase in interest expense for the nine month period ended September 30, 2004, as compared to the same period in 2003, is due to the merger with JDN and acquisition of assets from Benderson combined with other acquisitions and developments and the Company’s focus on reducing its exposure to floating rate debt through the issuance of long term unsecured debt. The weighted average debt outstanding during the nine month period ended September 30, 2004 and related weighted average interest rate was $2.4 billion and 5.6%, respectively, compared to $2.0 billion and 5.5%, respectively, for the same period in 2003. At September 30, 2004, the Company’s weighted average interest rate was 4.9% compared to 5.1% at September 30, 2003. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $2.5 million and $7.5 million for the three and nine month periods ended September 30, 2004, as compared to $3.5 million and $8.3 million for the same period in 2003.

     The lower rate at September 30, 2004 is attributed to a high percentage of floating rate debt, 33.2% of total debt at September 30, 2004 as compared to 31.5% at September 30, 2003. The Company’s percentage of floating rate debt will be reduced to approximately 26.0% following the sale of assets to joint ventures with KFC and Prudential in the fourth quarter of 2004.

     Equity in net income of joint ventures decreased $1.5 million, or 22.3%, to $5.3 million for the three month period ended September 30, 2004, as compared to $6.8 million for the same period in 2003. Equity in net income of joint ventures increased $6.7 million, or 28.4%, to $30.4 million for the nine month period ended September 30, 2004, as compared to $23.7 million for the same period in 2003. An increase of $7.8 million relating to the eight joint ventures formed in 2003 and 2004. The remaining increase of $1.6 million relates to growth in the Company’s remaining joint ventures and $0.3 million due to the consolidation of one joint venture in accordance with FIN 46. These increases were offset by a decrease of $1.2 million primarily relating to refinancing and sales at a joint venture and $1.8 million primarily attributable to the Company’s proportionate share of the gain on sales recorded by the joint ventures in 2004 as compared to 2003. In 2004, the Company sold its interest in a 20% owned shopping center, a 35% owned shopping center, a portion of a 24.75% owned shopping center and several sites formerly occupied by Service Merchandise and recognized an aggregate gain of approximately $56.7 million of which the Company’s proportionate share was $13.0 million. In addition, the Company recognized promoted income of approximately $3.2 million relating to the sale of a shopping center transferred to MDT Joint Venture in November 2003 upon elimination of contingencies and substantial completion and lease up in 2004. In 2003, the Company sold its interest in three 20% owned shopping center, a 24.75% owned shopping center, a 50% owned shopping center and several sites formerly occupied by Service Merchandise and recognized a gain of approximately $29.9 million of which the Company’s proportionate share was $9.1 million.

     Minority interest expense increased $0.3 million, or 36.9%, to $1.2 million for the three month period ended September 30, 2004, as compared to $0.9 million for the same period in 2003. Minority interest expense decreased $1.5 million, or 31.4%, to $3.3 million for the nine month period ended September 30, 2004, as compared to $4.8 million for the same period in 2003. This decrease relates primarily to the redemption of $180 million of preferred operating partnership interests from the proceeds of the issuance of the Preferred Class G shares in March 2003 and is offset slightly due to the issuance of operating partnership units in conjunction with the acquisition of assets from Benderson.

     Income tax expense of the Company’s taxable REIT subsidiaries and franchise taxes increased $0.6 million, or 70.8%, to $1.4 million, for the three month period ended September 30, 2004, as compared to $0.8 million for the same period in 2003. Income tax expense of the Company’s taxable REIT subsidiaries and franchise taxes increased $1.0 million, or 82.9%, to $2.2 million for the nine month period ended September 30, 2004, as compared to $1.2 million for the same period in 2003. This increase is primarily attributable to an increase in franchise taxes primarily related to acquisitions.

     Income from discontinued operations increased $1.3 million, to $1.6 million for the three month period ended September 30, 2004, as compared to $0.3 million for the same period in 2003. Income from discontinued operations increased $1.6 million, to $1.6 for the nine month period ended September 30, 2004, as compared to a nominal loss for the same period in 2003. Included in discontinued operations were 21 properties aggregating approximately 0.3 million square feet, eight of which were sold in 2004 (one of these properties was consolidated into the results of the Company in December 2003) and 13 of which were sold in 2003.

     Gain on disposition of real estate aggregated $46.5 million for the nine month period ended September 30, 2004. This gain relates to the transfer of eight assets to an effectively 14.5% owned joint venture which aggregated $38.6 million and is not classified as discontinued operations due to the Company’s continuing involvement. In addition, land sales aggregated $10.2 million of gains in 2004. These gains were offset by an initial net loss on sale of non-core assets of approximately $2.3 million which are expected to be recovered through earnout income over the next several years.

     Gain on disposition of real estate aggregated $29.1 million for the nine month period ended September 30, 2003, which primarily relates to the transfer of seven assets to a 20% owned joint venture which aggregated $25.8 million and is not classified as discontinued operations due to the Company’s continuing involvement. In addition, land sales aggregated $3.3 million of gains in 2003.

     The cumulative effect of adoption of a new accounting standard of $3.0 million for the nine month period ended September 30, 2004 is attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in the partnership.

     Net Income

     Net income increased $2.3 million, or 5.5%, to $44.3 million for the three month period ended September 30, 2004, as compared to net income of $42.0 million for the same period in 2003. Net income increased $33.1 million, or 22.3%, to $181.9 million for the nine month period ended September 30, 2004, as compared to net income of $148.8 million for the same period in 2003. The increase in net income of $33.1 million is primarily due to the acquisition of assets from Benderson, the merger with JDN, gain on sale of real estate assets and various financing transactions. Additionally, the increase in equity in net income from joint ventures was primarily due to the Company’s share of the gain on sale of the real estate assets and the acquisition of assets by MDT Joint Venture.

A summary of the changes from 2003 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses, real estate taxes, general and administrative expenses, other expenses and interest income)	$63.9
Increase in equity in net income of joint ventures	6.7
Increase in interest expense	(27.6)
Increase in gain on sale of real estate	17.3
Increase in income from discontinued operations	1.6
Increase in depreciation expense	(26.3)
Decrease in minority interest expense	1.5
Increase in income tax expense	(1.0)
Increase in cumulative effect of adoption of a new accounting standard (FIN 46)	(3.0)

$33.1

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

     The Company’s calculation of FFO is as follows (in thousands):

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income applicable to common shareholders (1)	$30,524	$24,525	$145,000	$108,175
Depreciation and amortization of real estate investments	36,925	24,319	92,890	68,013
Equity in net income of joint ventures	(5,322)	(6,852)	(30,486)	(23,748)
Joint ventures’ FFO (2)	10,642	8,872	34,384	24,815
Minority interest expense (OP Units)	719	444	1,916	1,303
Loss (gain) on disposition of depreciable real estate, net (3), (4)	1,399	—	(27,400)	(27,017)
Cumulative effect of adoption of a new accounting standard (5)	—	—	3,001	—

FFO available to common shareholders	74,887	51,308	219,305	151,541
Preferred dividends	13,792	17,463	36,914	40,600

Total FFO	$88,679	$68,771	$256,219	$192,141

(1)	Includes straight line rental revenues of approximately $1.8 million for the three month periods ended September 30, 2004 and 2003, and approximately $5.3 million and $4.8 million for the nine month periods ended September 30, 2004 and 2003, respectively.

(2)	Joint ventures’ Funds From Operations are summarized as follows:

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income (a)	$19,676	$25,845	$85,091	$87,838
Gain on disposition of real estate, net (b)	(4,834)	(12,181)	(24,250)	(53,069)
Depreciation of real estate investments	21,827	11,627	46,263	33,109

	$36,669	$25,291	$107,104	$67,878

DDR ownership interest (c)	$10,642	$8,872	$34,384	$24,815

(a)	Revenue for the three month periods ended September 30, 2004 and 2003 included approximately $1.7 million and $0.9 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.5 million and $0.3 million, respectively. Revenue for the nine month periods ended September 30, 2004 and 2003 included approximately $4.4 million and $2.5 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $1.0 million and $0.6 million, respectively.

(b)	The gain or loss on disposition of recently developed shopping centers, owned by the Company’s taxable REIT subsidiaries, is not reflected as an adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or are assets sold in conjunction with the formation of the joint venture, which holds the designation rights for the Service Merchandise properties.

(c)	At September 30, 2004 and 2003, the Company owned joint venture interests relating to 74 and 52 operating shopping center properties, respectively. In addition, at September 30, 2004 and 2003, the Company owned through its approximately 25% owned joint venture, 66 and 75 shopping center sites, respectively, formerly owned by Service Merchandise. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.

(3)	For the three month period ended September 30, 2004 and 2003, net gains resulting from residual land sales aggregated $3.8 million and $0.9 million, respectively. For the nine month period ended September 30, 2004 and 2003, net gains resulting from residual land sales aggregated $10.2 million and $3.3 million, respectively. The gain on sale of recently developed shopping centers is included in FFO, as the Company considers these properties as part of the merchant building program. These gains aggregated $9.5 million for the nine month period ended September 30, 2004.

(4)	For the nine month period ended September 30, 2003, the Company previously reported an impairment charge of $2.6 million which was reflected as an add back to FFO.

(5)	The Company recorded a charge of $3.0 million as a cumulative effect of adoption of a new accounting standard attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in the partnership.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Month Periods Ended
	September 30,
	2004	2003
Cash flow from operating activities	$230,830	$187,449
Cash flow used for investing activities	(1,476,231)	(17,459)
Cash flow provided by (used for) financing activities	1,257,405	(167,887)

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all principal payments, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of operating partnership units and joint venture capital, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities for the nine month period ended September 30, 2004 compared to September 30, 2003 is primarily attributable to the acquisition of assets from Benderson, the merger with JDN, sale of assets and residual land and various financing transactions and an increase in operating distributions from equity owned affiliates offset by the payment of the $8.7 million litigation settlement. The Company’s acquisition and developments completed in 2004 and 2003, new leasing, expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s cash flow.

     The Company’s Board of Directors approved an increase in the 2004 quarterly dividend per common share to $0.51 from $0.46 in July 2004, beginning in the third quarter of 2004. This increase is a result of increased cash flow attributable to the acquisition of assets from Benderson. The Company’s common share dividend payout ratio for the first nine months of 2004 approximated 64.2% of reported FFO, as compared to 64.7% for the same period in 2003. A low payout ratio will enable the Company to retain more capital, which will be utilized to fund attractive investment opportunities in the development, acquisition and expansion of portfolio properties.

Acquisitions, Developments and Expansions

     During the nine month period ended September 30, 2004, the Company and its joint ventures invested $2.5 billion, net, to acquire, develop, expand, improve and re-tenant its properties. The Company’s expansion, acquisition and development activity is summarized below:

Strategic Real Estate Transactions

Caribbean Properties Group

     In November 2004, the Company entered into an agreement to purchase 15 Puerto Rican retail real estate assets, totaling nearly 5.0 million square feet from Caribbean Property Group, LLC (“CPG”). The total purchase price is approximately $1.15 billion. The transaction is expected to close during the first quarter of 2005, subject to the Company’s due diligence and other standard closing conditions.

     To finance the acquisition, the Company intends to utilize approximately $300 million in proceeds generated by the joint venture sales of neighborhood grocery anchored centers from its existing portfolio. In addition, the Company will assume approximately $660 million of debt in connection with the acquisition from CPG, of which approximately 85% may be paid off within six months of closing of the acquisition. The Company intends to finance the remainder of the acquisition through a combination of sources, including additional asset sales, new debt financing and private equity. The Company is in discussions with the manager of MDT regarding certain assets in the CPG portfolio, which meet MDT’s investment criteria that MDT may purchase in the future.

Benderson Transaction

     In March 2004, the Company announced that it entered into an agreement to purchase interests in 110 retail real estate assets with approximately 18.8 million square feet of GLA, from Benderson. The purchase price of the assets, including associated expenses, is expected to be approximately $2.3 billion, less assumed debt and the value of a 2% equity interest of approximately $16.2 million that Benderson will retain as set forth below. Benderson transferred or will transfer a 100% ownership in certain assets or entities owning certain assets. The remaining assets are held by a joint venture in which the Company holds a 98.0% interest and Benderson holds a 2.0% interest.

     Through October 28, 2004, the Company completed the purchase of 104 properties, including 14 purchased directly by MDT Joint Venture and 52 held by the joint venture with Benderson. The Company expects to acquire four additional assets during November 2004.

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

     The Company funded the transaction through a combination of assumed debt, new debt financing, the issuance of cumulative preferred shares and the issuance of common shares (see “Financing”) and asset transfers to MDT Joint Venture (see “MDT Joint Venture”). With respect to assumed debt, the fair value of existing indebtedness assumed or expected to be assumed upon closing is approximately $408.0 million, which includes an adjustment of approximately $30.0 million to fair value, based on rates for debt with similar terms and remaining maturities as of May 2004.

     The Benderson assets are located in eleven states, with over 80.0% of the GLA in New York and New Jersey. The Benderson assets were approximately 94.6% leased, including master lease units, at June 30, 2004, and the largest tenants, based on revenues, include Tops Markets (Ahold USA), Wal-Mart/Sam’s Club, Home Depot and Dick’s Sporting Goods. Prior to the transaction, the Company owned less than 100,000 square feet of GLA in New York and approximately 2.7 million square feet of GLA in New Jersey.

     Benderson has entered into a five-year master lease for vacant space that is either covered by a letter of intent as of the closing date or a new lease with respect to which the tenant has not begun to pay rent as of the closing date. During the five-year master lease, Benderson has agreed to pay the rent for such vacant space until each applicable tenant’s rent commencement date.

MDT Joint Venture

     In May 2004, MDT Joint Venture acquired an indirect ownership interest in 23 retail properties, which consists of over 5.6 million square feet of GLA. The aggregate purchase price of the properties was approximately $538.0 million. The Company indirectly holds an effective 14.5% interest in those properties. Eight of the properties acquired by MDT Joint Venture were owned by the Company and one of the properties was held by the Company through a joint venture which aggregated approximately $239 million. Fourteen of the properties acquired by MDT were owned by Benderson and valued at approximately $299 million.

Coventry II

     The Company and Coventry Real Estate Advisors (“CREA”) formed Coventry Real Estate Fund II (the “Coventry II”) in July 2003. The Fund was formed with several institutional investors and CREA as the investment manager. The Company does not, nor does any of its officers, own an interest in this Fund, CREA or have any incentive compensation tied to these entities. The Fund and DDR have agreed to jointly acquire value-added retail properties in the United States. CREA has raised $330 million of equity to invest exclusively in joint ventures with DDR. The Fund will invest in a variety of well-located retail properties that present opportunities for value creation, such as retenanting, market repositioning, redevelopment or expansion.

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

     In the first quarter of 2004 through its joint venture with Coventry II, acquired a 20% interest in Totem Lakes Mall, a 290,000 square foot shopping center in suburban Seattle, Washington. The joint venture acquired the shopping center for approximately $37.0 million of which the Company’s equity interest, net of debt, was approximately $7.4 million. The Company through another joint venture with Coventry II also acquired a 20% interest in Phoenix Spectrum Mall, a 1,145,000 square foot shopping center in Phoenix, Arizona, for approximately $46.5 million of which the Company’s proportionate share was approximately $9.3 million.

Prudential Joint Venture

     In October 2004, the Company completed a $128 million joint venture transaction with Prudential Real Estate Investors (“PREI”). The Company contributed 12 neighborhood grocery anchored retail properties to the joint venture, eight of which were acquired by the Company from

Benderson and four of which were acquired from JDN. The joint venture assumed approximately $12 million of secured, non-recourse financing associated with two properties.

     The Company maintains a 10% ownership in the properties and continues day-to-day management of the assets. The Company earns fees for property management, leasing, and development. The Company expects to record a gain of approximately $4.3 million on the contribution of the assets to the joint venture.

Kuwait Financial Centre-Markaz Joint Venture

     In November 2004, the Company completed a $204 million joint venture transaction with an investor group led by Kuwait Financial Centre-Markaz. The Company contributed 13 neighborhood grocery anchored retail properties to the joint venture, nine of which were acquired by the Company from Benderson and three of which were acquired from JDN and one was owned by the Company. The joint venture obtained approximately $150 million of secured financing at a fixed rate of approximately 5.1%. The Company maintains a 20% equity ownership in the properties and continues day-to-day management of the assets. The Company earns fees for property management, leasing, and development.

Service Merchandise Joint Venture

     In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation. The Company has an approximate 25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate use and disposition of the real estate interests held by the bankrupt estate. At September 30, 2004, the portfolio consisted of 66 Service Merchandise retail sites totaling approximately 3.6 million square feet, of which 66.7% is leased or in the process of being leased.

     Through the first nine months of 2004, the joint venture sold seven sites and received gross proceeds of approximately $14.6 million. Through the first nine months of 2004, the Company earned an aggregate of $1.1 million including disposition, development, management and leasing fees, and $0.8 million of interest income relating to this investment. This joint venture has total assets and total debt of approximately $174.9 million and $67.3 million, respectively, at September 30, 2004. The Company’s investment in this joint venture was $23.1 million at September 30, 2004.

Expansions

     For the nine month period ended September 30, 2004, the Company completed six expansion and redevelopment projects located in North Little Rock, Arkansas; Brandon, Florida; Aurora, Ohio; Tiffin, Ohio; Monaca, Pennsylvania and Chattanooga, Tennessee at an aggregate cost of approximately $23.7 million. The Company is currently expanding/redeveloping eleven shopping centers located in Gadsden, Alabama; Tallahassee, Florida; Suwanee, Georgia; Ottumwa, Iowa; Gaylord, Michigan; Starkville, Mississippi; Princeton, New Jersey; Hendersonville, North Carolina; Allentown, Pennsylvania; Brentwood, Tennessee and Johnson City, Tennessee at a projected incremental cost of approximately $32.9 million. The Company is also scheduled to commence construction on three additional expansion and redevelopment projects located in Amherst, New York; Tonawanda, New York and Erie, Pennsylvania.

     For the nine month period ended September 30, 2004, a joint venture of the Company completed the expansion of its shopping center located in Deer Park, Illinois at an aggregate cost of $13.9 million. The Company’s joint ventures are currently expanding/redeveloping three shopping centers located in Lancaster, California; Merriam, Kansas and Kansas City, Missouri at a projected incremental cost of approximately $25.9 million. The Company’s joint ventures are also scheduled to commence two additional expansion/redevelopment projects at shopping centers located in Phoenix, Arizona and Kirkland, Washington.

Acquisitions

     In July 2004, one of the Company’s equity affiliates, through a joint venture with PREI, purchased its development partner’s 50% interest, at a shopping center property located in Austin, Texas for approximately $4.9 million.

     In May 2004, the Company and one of its joint venture affiliates acquired assets from Benderson. (See Strategic Transactions)

     In January 2004, one of the Company’s equity affiliates through a joint venture with PREI, purchased the remaining 50% interest from its development partner at a shopping center property located in Deer Park, Illinois for approximately $5.4 million.

Development (Consolidated)

     During the nine month period ended September 30, 2004, the Company substantially completed the construction of a 506,000 square foot shopping center located in Hamilton, New Jersey and a 312,000 square foot shopping center located in Irving, Texas.

     The Company currently has twelve shopping center projects under construction. These projects are located in Long Beach, California; Fort Collins, Colorado; Miami, Florida; Overland Park, Kansas; Chesterfield, Michigan; Lansing, Michigan; St. Louis, Missouri; Freehold, New Jersey; Mount Laurel, New Jersey; Apex, North Carolina; Pittsburgh, Pennsylvania and Mesquite, Texas. These projects are scheduled for completion from 2004 through 2006 at a projected aggregate cost of approximately $437.6 million and will create an additional 3.7 million square feet of retail space.

     The Company anticipates commencing construction in 2004 on two additional shopping centers located in Norwood, Massachusetts and McKinney, Texas.

     The wholly-owned and consolidated development funding schedule as of September 30, 2004 is as follows (in millions):

Funded as of September 30, 2004	$447.8
Projected Net Funding During 2004	12.2
Projected Net Funding Thereafter	102.1

Total	$562.1

Development (Joint Ventures)

     The Company has joint venture development agreements for four shopping center projects. These projects have an aggregate projected cost of approximately $121.2 million. These projects are located in Jefferson Country (St. Louis, Missouri); Apex, North Carolina (Phases III and IV), adjacent to a wholly-owned development project; and San Antonio, Texas. The project located in Jefferson County (St. Louis, Missouri) will be substantially completed in 2004. The remaining projects are scheduled for completion in 2005 and 2006. At September 30, 2004, approximately $19.6 million of costs were incurred in relation to these development projects.

     The joint venture development funding schedule as of September 30, 2004, is as follows (in millions):

	DDR’s	JV Partners’	Proceeds from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total
Funded as of September 30, 2004	$9.4	$6.0	$4.2	$19.6
Projected Net Funding During 2004	5.0	—	9.6	14.6
Projected Net Funding Thereafter	2.0	5.6	79.4	87.0

Total	$16.4	$11.6	$93.2	$121.2

Dispositions

     In the third quarter of 2004, the Company sold six non-core assets for an aggregate sales price of approximately $26.8 million and recorded an initial aggregate net loss of $1.3 million. In connection with the third quarter sales, the Company anticipates additional earnout income over the next several years in excess of $3.0 million. Also included in discontinued operations is one business center property, considered held for sale at September 30, 2004, which was sold in October 2004 for a sale price of $7.5 million resulting in a gain of $2.6 million in the fourth quarter of 2004. The Company sold several outparcels during the third quarter generating income of approximately $3.8 million.

     In September 2004, one of the Company’s joint ventures with PREI sold a portion of the CityPlace shopping center in Long Beach, California for approximately $16.6 million. The portion that was sold was approximately 58,100 square feet of GLA. The joint venture recorded an aggregate merchant build gain of $4.6 million of which the Company’s net share is approximately $0.6 million.

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

     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates has agreed to fund the required capital associated with approved development projects aggregating approximately $4.3 million at September 30, 2004. These obligations, comprised principally of construction contracts, are generally due in twelve to eighteen months and are expected to be financed through new or existing construction loans.

     The Company has provided disproportionate loans and advances to certain unconsolidated entities in the amount of $3.1 million at September 30, 2004 for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owing to DDR. The Company has guaranteed base rental income from one to three years at twelve centers held through the Service Merchandise joint venture, aggregating $3.3 million at September 30, 2004.

     The Company’s joint ventures, which sold partnership interests to MDT Joint Venture, an equity affiliate, entered into master lease agreements upon consummation of the transaction. These joint ventures are responsible for the monthly base rent and all operating and maintenance expenses on leases for the spaces not leased at closing through November 2006. At September 30, 2004, the joint ventures master lease obligation totaled $1.0 million, of which the Company’s proportionate share is $0.2 million, aggregating approximately 20,000 square feet.

     The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.

     The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $1.6 billion and $1.3 billion at September 30, 2004 and December 31, 2003, respectively, of which the Company’s proportionate share was $377.3 million and $368.5 million, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the Company and its partners in certain limited situations such as misuse of funds and material misrepresentations.

     Two of the Company’s joint venture arrangements provide that the Company’s partner can convert its interest in the joint venture into common shares of DDR. The number of shares that DDR would be required to issue is dependent upon the then fair market value of the partner’s interest in the joint venture divided by the then fair market value of DDR’s common shares. The Company can elect to substitute cash for common shares. At September 30, 2004, assuming such conversion options were exercised, and shares were issued, an additional $166.9 million of mortgage indebtedness outstanding at September 30, 2004 relating to the joint ventures which contain these provisions would be recorded on the Company’s balance sheet, since these entities are currently accounted for under the equity method of accounting. Should the Company elect to issue cash, the Company’s assets and debt balances would increase by both the existing debt relating to these joint ventures, as previously referred to, as well as potential additional debt, which would be incurred to finance the purchase of the equity of the other partner. The Company does not anticipate that its joint venture partners will exercise their rights pursuant to the aforementioned conversion rights, as these institutional investors typically do not invest in equity securities.

Financings Activities

     In September 2004, the Company was included in the S&P MidCap 400 Index.

     In September 2004, the Company went effective on a $1.0 billion shelf registration statement with the Securities and Exchange Commission under which debt securities, preferred shares or common shares may be issued.

     In July 2004, the Company expanded it unsecured revolving credit facility from $650 million to $1.0 billion.

     In conjunction with the Company’s acquisition of assets from Benderson, the following capital transactions aggregating $1.1 billion in net proceeds, in addition to MDT Joint Venture discussed above, were completed:

•	In May 2004, the Company entered into an agreement with Bank One, Wachovia and Wells Fargo for a $200 million three-year term loan with two one-year extension options at an interest rate of LIBOR plus 75 basis points.

•	In May 2004, the Company issued and sold 15,000,000 of DDR common shares. Net proceeds from the sale of the common shares were approximately $491 million.

•	In May 2004, the Company issued and sold 6,800,000 depository shares, each representing 1/20 of a share of 7.50% Class I Cumulative Redeemable Preferred Shares. Net proceeds from the sale of the depository shares were approximately $164.0 million.

•	In April 2004, the Company issued $250 million, 5.25% seven-year notes through a private placement. The notes were exchanged pursuant to a Form S-4 registration statement for notes with the same terms in October 2004.

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

Capitalization

     At September 30, 2004, the Company’s capitalization consisted of $3.3 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $377.3 million), $705 million of preferred shares and $4.1 billion of market equity (market equity is defined as common shares and common operating partnership units outstanding multiplied by the closing price per common share on the New York Stock Exchange at September 30, 2004 of $39.15), resulting in a debt to total market capitalization ratio of 0.41 to 1. At September 30, 2004, the Company’s total debt consisted of $2.2 billion of fixed rate debt, including $80 million of variable rate debt which has been effectively swapped to a weighted average fixed rate of approximately 2.9%, and $1,087.6 million of variable rate debt, including $100 million of fixed rate debt which has been effectively swapped to a weighted average variable rate of approximately 3.4%.

     It is management’s intention to operate such that the Company has access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity or debt offerings, debt financing or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investor Services (Baa3) and Standard and Poor’s (BBB). In April 2003, both Moody’s and Standard and Poors changed the Company’s ratings outlook from negative to stable with regard to their long-term unsecured debt ratings. As of September 30, 2004, the Company had a shelf registration statement with the Securities and Exchange Commission (“SEC”) under which $1.0 billion of debt securities, preferred shares or common shares may be issued.

     In addition, as of September 30, 2004, the Company had cash of $23.7 million and $471.8 million available under its $1.1 billion of revolving credit facilities. On September 30, 2004, the Company also had 257 operating properties with revenue of $256.7 million, or 58.0% of the total revenue for the nine month period ended September 30, 2004, which were unencumbered, thereby providing a potential collateral base for future borrowings.

Contractual Obligations and other Commitments

     At September 30, 2004, the Company had letters of credit outstanding of approximately $23.2 million of which $1.6 million relates to letters of credit made on behalf of equity affiliates.

     In conjunction with the development of shopping centers, the Company has entered into commitments for its wholly-owned properties of $96.0 million at September 30, 2004. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through new or existing construction loans.

     The Company entered into master lease agreements with MDT Joint Venture, an equity affiliate, in November 2003 in connection with the transfer of four properties to the joint venture. The Company is responsible for the monthly base rent and all operating and maintenance expenses for units not leased at closing, through November 2006. Additionally, the Company entered into master lease agreements with MDT in May 2004 in connection with the transfer of five properties to the joint venture. The Company is responsible for the monthly base rent and all operating and maintenance expenses for units not leased at closing through May 2007. At September 30, 2004, the Company’s master lease obligation totaled $2.4 million or $1.0 million per annum, aggregating approximately 44,000 square feet.

     In connection with the sale of one of the properties to MDT Joint Venture, equity affiliate, the Company deferred the recognition of approximately $3.6 million of the gain on sale of real estate related to a shortfall agreement guarantee maintained by the Company. Pursuant to an agreement with a certain municipality, the Company is obligated to pay any shortfall associated with tax revenue proceeds that may be required to service the municipality’s bond payments, to the extent that it is not caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center (i.e. a “shortfall” would only occur if tax rates and the related tax valuation do not generate sufficient tax revenues to meet the municipality’s debt service requirements associated with the bonds issued by the municipality to fund the municipality’s costs with the shopping center project). No shortfall payments have been made on this property since the completion of construction in 1997.

     At September 30, 2004, the Company’s purchase order obligations relate primarily to the maintenance of properties. These obligations have not changed significantly from December 31, 2003. The Company has $50 million of senior notes due in the remainder of 2004. These obligations are expected to be repaid from operating cash flow, revolving credit facilities and/or asset sales. The unsecured term loan aggregating $300 million at December 31, 2003 had two six-month extension options. The Company repaid $150 million of this term loan in 2004 and exercised two extension options relating to the remaining $150 million outstanding. Currently, this facility has a maturity date of March 2005.

     The Company continuously monitors obligations and commitments entered into on behalf of the Company. There have been no other items entered into by the Company since December 31, 2003 through September 30, 2004 as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements.”

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

Economic Conditions

     Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have varying economic conditions. Adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more national tenant anchors (Wal-Mart, Kohl’s, Target), home improvement stores (Home Depot, Lowe’s) and two or more medium sized big-box tenants (Bed, Bath & Beyond, TJ Maxx/Marshalls, Best Buy, Ross Stores), which generally offer day-to-day necessities, rather than high-priced luxury items. These merchants perform better even in a low growth economy, thus the percentage rents received by the Company have remained relatively stable. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

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

     Although certain of the Company’s tenants filed for bankruptcy protection, the Company believes that its major tenants, including Wal-Mart, Kohl’s, Target, Lowe’s, Home Depot, TJ Maxx,

Bed, Bath & Beyond and Best Buy are secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in this economic environment. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since 1993. Also, average base rental rates have increased from $5.48 to $10.95 since the Company’s public offering in 1993.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, including $80 million and $130 million of variable rate debt at September 30, 2004 and 2003, respectively, which was swapped to a weighted average fixed rate of approximately 2.9% at September 30, 2004 and 2003, excluding joint venture debt, is summarized as follows:

	September 30, 2004				September 30, 2003
			Weighted	Percentage				Percentage
	Amount	Weighted Average	Average Interest	of	Amount	Weighted Average	Weighted Average	of
	(Millions)	Maturity (years)	Rate	Total	(Millions)	Maturity (years)	Interest Rate	Total
Fixed Rate Debt	$2,191.0	6.7	5.9%	66.8%	$1,446.6	6.4	5.9%	68.5%
Variable Rate Debt	$1,087.6	1.3	2.7%	33.2%	$665.5	2.2	2.5%	31.5%

     A summary of the Company’s joint ventures’ indebtedness, including $75 million and $93 million of variable rate debt at September 30, 2004 and 2003, respectively, which was swapped to a weighted average fixed rate of approximately 5.4% and 6.1% at September 30, 2004 and 2003, respectively, is as follows (in millions):

	September 30, 2004				September 30, 2003
			Weighted	Weighted			Weighted	Weighted
	Joint	Company’s	Average	Average	Joint	Company’s	Average	Average
	Venture	Proportionate	Maturity	Interest	Venture	Proportionate	Maturity	Interest
	Debt	Share	(years)	Rate	Debt	Share	(years)	Rate
Fixed Rate Debt	$1,016.4	$259.7	4.4	5.3%	$717.0	$247.7	4.8	6.5%
Variable Rate Debt	$562.5	$117.6	1.8	3.8%	$569.9	$148.7	1.4	3.8%

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

     The interest rate risk has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. These Swaps effectively fixed the interest payments on $80 million and $130 million of consolidated floating rate debt at September 30, 2004 and 2003, respectively, and $75 million and $93 million of joint venture floating rate debt at September 30, 2004 and 2003, respectively, of which $16.7 million and $21.4 million is the Company’s proportionate share at September 30, 2004 and 2003, respectively. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. The Company’s two fixed rate interest rate swaps have a fair value which represents an asset of $0.2 million at September 30, 2004 and which carry notional amounts of $50 million and $30 million and convert variable rate debt to a fixed rate of 2.8% and 2.94%, respectively. The Company also has two variable rate interest swaps with a fair value that represents an asset of $1.7 million at September 30, 2004, carry a notional amount of $60 million and $40 million and convert fixed rate debt to a variable rate of 3.4% and 3.0%, respectively.

     The Company’s joint venture interest rate swaps have a fair value which were not significant at September 30, 2004 and represented a liability of $0.7 million at December 31, 2003, of which $0.2 million is the Company’s proportionate share. At September 30, 2004, these swaps carry a notional amount of $55 million and $20 million and convert variable rate debt to a fixed rate of 5.78% and 4.80%, respectively. At September 30, 2003, in addition to the $55 million swap discussed above, the Company’s joint ventures also had a $38 million swap, and converted variable rate debt to a fixed rate of 6.603%. In November 2003, in connection with the formation of MDT Joint Venture, the joint venture entered into a fixed rate interest swap, which carries a notional amount of $9.1 million, of which the Company’s proportionate share was $1.3 million, and converted variable rate debt to a fixed rate of 4.9%. This swap is not an effective hedge at September 30, 2004. This swap is marked to market with the adjustments flowing through the MDT Joint Venture, an equity affiliate, income statement, which was not significant at September 30, 2004 of which the Company’s exposure was 14.5%. This contract was entered into pursuant to MDT Joint Venture’s financial requirements. The fair value of the swaps is calculated based upon expected changes in future LIBOR rates.

     The fair value of the Company’s fixed rate debt and an estimate of the effect of a 100 basis point decrease in market interest rates adjusted to: (i) include the $80 million which was swapped to a fixed rate at September 30, 2004 and the $100 million which was swapped to a fixed rate at September 30, 2003, (ii) exclude the $100 million which was swapped to a variable rate at September 30, 2004 and 2003, (iii) include the Company’s proportionate share of the joint venture fixed rate debt and (iv) include the $75 million and $93 million, respectively, of joint venture debt which was swapped to a fixed rate at September 30, 2004 and 2003 and is summarized as follows (in millions):

	September 30, 2004				September 30, 2003
				100				100
				Basis Point				Basis Point
				Decrease in				Decrease in
				Market				Market
	Carrying	Fair		Interest	Carrying	Fair		Interest
	Value	Value		Rates	Value	Value		Rates
Company’s fixed rate debt	$2,191.0	$2,318.2	(1)	$2,432.2 (3)	$1,446.6	$1,539.1	(1)	$1,616.8 (3)
Company’s proportionate share of joint venture fixed rate debt	$259.7	$267.3	(2)	$276.1 (4)	$247.7	$266.0	(2)	$276.7 (4)

(1)	Includes the fair value of interest rate swaps which was an asset of $0.2 million and a liability of $0.8 million at September 30, 2004 and 2003, respectively.

(2)	Includes the fair value of interest rate swaps which was not significant at September 30, 2004 and a liability of $0.2 million at September 30, 2003.

(3)	Includes the fair value of interest rate swaps which was a liability of $0.1 million and $2.1 million at September 30, 2004 and 2003, respectively.

(4)	Includes the fair value of interest rate swaps which was not significant at September 30, 2004 and $0.5 million at September 30, 2003.

     The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

     Further, a 100 basis point increase in short term market interest rates at September 30, 2004 and 2003 would result in an increase in interest expense for the nine month periods of approximately $8.2 million and $4.9 million, respectively, for the Company and $0.9 million and $0.9 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the nine month periods does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

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

	September 30,
	2004	2003
Total Notes Receivable	$26.6	$114.9
% Fixed Rate Loans	0.1%	8.5%
Fair Value of Fixed Rate Loans	$—	$10.8
Impact on Fair Value of 100 Basis Point Decrease in Market Interest Rates	$—	$11.0

     The Company and its joint ventures intend to continuously monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2004, the Company had no other material exposure to market risk.

New Accounting Standards

FIN 46

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

     The Company evaluated all of its pre-existing joint venture relationships in order to determine whether the entities are VIEs and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. Effective January 1, 2004 the Company consolidated five entities that were previously accounted for under the equity method. Four of these entities represent investments in undeveloped land located in Round Rock, Texas; Opelika, Alabama; Jackson, Mississippi; and Monroe, Louisiana, with combined real estate balances of $6.1 million as of September 30, 2004, and liabilities of $0.8 million, of which $0.7 million is owed to the Company. The other entity consolidated is an operating shopping center property located in Martinsville, Virginia, in which DDR has a 50% interest. At September 30, 2004, this joint venture had advances payable to DDR of approximately $9.0 million with total real estate of $32.0 million and total debt of approximately $19.9 million, which is secured by the real estate assets of this entity and is non-recourse to the Company. The Company recorded a charge of $3.0 million in the first quarter of 2004 as a result of the adoption of this standard relating to the minority partner’s cumulative losses in excess of its cost basis in the Martinsville, Virginia joint venture.

     In May of 2004, the Company assumed all of the rights and obligations related to an independent trust (the “Grantor Trust”) from one of the Company’s joint venture entities in which the Company held a 50% interest. The Grantor Trust, a special purpose entity, owns tax exempt floating rate bonds which are serviced from incremental tax revenue generated on a shopping center development in Merriam, Kansas. The Company was determined to be the primary beneficiary of the Grantor Trust and consolidated the Grantor Trust’s assets and obligations assumed. As of September 30, 2004, the Grantor Trust has outstanding obligations totaling approximately $8.6 million and a receivable from the city of Merriam, Kansas of approximately $8.4 million. The Grantor Trust obligation is secured by a letter of credit guaranteed by the Company.

     Service Merchandise Joint Venture

     The Company holds a 25% economic interest in a VIE, in which the Company was not determined to be the primary beneficiary. In March 2002, this VIE acquired the designation rights to real estate assets owned and controlled by Service Merchandise Company, Inc. At September 30, 2004 this joint venture holds 66 fee simple, leasehold and ground lease interests previously owned by the Service Merchandise Company, Inc., including designation rights to 4 assets for which it has not obtained final title through the bankruptcy court. In total, these assets are located in 26 states across the United States. The VIE has total assets and total mortgage debt of approximately $174.9 million and $67.3 million, respectively, at September 30, 2004 and a note payable to DDR of approximately $14.0 million. In the unlikely event that all of the underlying assets of this entity had no value and all other owners failed to meet their obligations, the Company estimates that its maximum exposure to loss would approximate $24.3 million, primarily representing the net carrying value of the Company’s investment in and advances to this entity as of September 30, 2004. However, the Company expects to recover the recorded amount of its investments in this entity.

     MDT Joint Venture and Related Entities

     The Company earns property management, acquisition and financing fees from a VIE in which the Company has an 11.75% economic interest. The Company earns asset management and performance fees from a related joint venture (“VIE Manager”), in which the Company has a 50% ownership, and serves as the managing member for the VIE. The VIE, formed in November 2003, originally acquired four shopping centers from the Company and seven shopping centers held through joint ventures of the Company. At the date of formation, the entity was not determined to be a VIE and the Company accounted for its interest in this joint venture using the equity method of accounting.

     In May 2004, the joint venture acquired an additional 22 retail properties, eight of which were purchased from the Company, which required a reconsideration of the entity’s VIE status. Upon reconsideration, the entity was determined to be a VIE as a result of material master lease agreements for vacant spaces held with the acquired properties’ former owners. However, the Company was not determined to be the primary beneficiary of the VIE and the Company continues to account for its investment in the VIE using the equity method of accounting.

     The financial statements of the VIE as of September 30, 2004 and for the period ended September 30, 2004 are included as part of the combined financial statement in Note 2 of Part I. In the unlikely event that all of the underlying assets of this entity had no value and all other owners failed to meet their obligations, the Company estimates that its maximum exposure to loss would approximate

$89.3 million, primarily representing the aggregate net carrying value of the Company’s investments in and advances to the VIE and the VIE Manager as of September 30, 2004. However, the Company expects to recover the recorded amount of its investment in these entities.

     SAB 104

     In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition” in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of this bulletin did not have a material impact on the Company’s financial position, results of operations or cash flows.

     EITF Issue 03-06

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-6, “Participating Securities and the Two-Class Method under SFAS 128”. The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended September 30, 2004 and should be applied by restating previously reported EPS. The adoption of this consensus did not have a material impact on the Company’s financial position, results of operations or cash flows.

     Stock Based Compensation

     In October 2004, the FASB delayed the effective date of its proposed standard, “Share-Based Payment.” Public companies with calendar year-ends would be required to adopt the provisions of the standard effective for periods beginning after June 15, 2005, rather than January 1, 2005 as originally proposed. The delay comes at the request of several constituents, including the staff of the Securities and Exchange Commission. The Company is currently evaluating the effects of this proposed new standard.

    Item 4. Controls and Procedures

          The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of the end of the period covered by this quarterly report on Form 10-Q. The CEO and CFO have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the nine month period ended September 30, 2004, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting. There were no significant changes made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

   ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company does not currently have in effect a plan to repurchase its common shares in the open market. The shares reflected in the following table, reflect shares surrendered to the Company to pay the exercise price of options.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	(a) Total number	(b) Average	Announced	Yet Be Purchased
	of shares	Price Paid per	Plans or	Under the Plans or
	purchased	Share	Programs	Programs
July 1 – 31, 2004	—	$—	—	—
August 1 –31, 2004	—	—	—	—
September 1 – 30, 2004	15,430	$37.93	—	—

Total	15,430

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002 1

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

November 9, 2004	/s/ Scott A. Wolstein

(Date)	Scott A. Wolstein, Chief Executive Officer and
Chairman of the Board

November 9, 2004	/s/ William H. Schafer,

(Date)	William H. Schafer, Senior Vice President and Chief
Financial Office (Principal Financial Officer and
Principal Accounting Officer)