Form 10-K
period 2004-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2005-03-16
CIK 894315

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
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

(216) 755-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered

Common Shares, Without Par Value	New York Stock Exchange
Depositary Shares Representing Class F Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Representing Class G Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Representing Class H Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Representing Class I Cumulative Redeemable Preferred Shares	New York Stock Exchange

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2004 was $3.6 billion.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

108,436,991 common shares outstanding as of February 28, 2005

DOCUMENTS INCORPORATED BY REFERENCE.

     The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

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

      From January 1, 2000 to February 28, 2005, the Company and its joint ventures have acquired 273 shopping center properties. The Company acquired 15 properties in 2005 (all of which are located in Puerto Rico), 112 in 2004 (including 18 of which were acquired through joint ventures and one of which the Company acquired its joint venture partner’s interest), 124 in 2003 (including 117 shopping center and development properties acquired through the merger with JDN Realty Corporation (“JDN”) and three of which were joint ventures), 11 in 2002 (four of which the Company acquired its joint venture interest), eight in 2001 (all of which were joint ventures) and three in 2000 (two of which were acquired through joint ventures). In addition in 2002, a joint venture in which the Company owns an approximate 25% equity interest was awarded the asset designation rights of Service Merchandise retail real estate interests in approximately 200 properties. At December 31, 2004, 63 of these properties remained. Also, in connection with the AIP merger on May 14, 2001, the Company effectively purchased 37 business centers and two shopping centers.

      The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. The Company’s website is located at http://www.ddr.com. On its Website, you can obtain a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material electronically with, or furnish it to, the Securities and Exchange Commission (the “SEC”). A copy of these filings is available to all interested parties upon written request to Michelle M. Dawson, Vice President of Investor Relations at the Company’s corporate offices.

      The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington D.C. 20549. You may obtain information about the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC (http://www.sec.gov). You can inspect reports and other information that we file at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

Financial Information about Industry Segments

      The Company is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers and business centers. See the consolidated financial statements and notes thereto included in Item 8 of this Annual Report on Form 10-K for certain information required by Item 1.

Narrative Description of Business

      The Company’s portfolio as of February 28, 2005, consisted of 451 shopping centers and 32 business centers (including 166 properties which are owned through joint ventures) and more than 550 acres of undeveloped land (of which approximately 60 acres are owned through joint ventures) (the “Portfolio Properties”). From January 1, 2002 to February 28, 2005, the Company has acquired 262 shopping centers (including 21 properties owned through joint ventures) containing an aggregate of approximately 32 million square feet of gross leasable area (“GLA”) owned by the Company for an aggregate purchase price of approximately $7.4 billion. During 2002, 2003 and 2004, the Company completed expansions at 32 of its shopping centers.

      As of February 28, 2005, the Company was expanding 11 wholly-owned properties and four of its joint venture properties, and expects to commence expansions at one additional wholly-owned shopping center and one additional joint venture shopping centers in 2005. The Company, including its joint ventures, has also substantially completed the development of 22 shopping centers since December 31, 2002, at an aggregate cost of approximately $582.4 million aggregating approximately 4.1 million square feet of GLA. As of February 28, 2005, the Company had seven wholly-owned shopping centers under development.

      At December 31, 2004, the aggregate occupancy of the Company’s shopping center portfolio was 94.7% as compared to 94.3% at December 31, 2003. The average annualized base rent per occupied square foot was $10.79 at December 31, 2004, as compared to $10.82 at December 31, 2003. The slight decrease is due to the change in the properties in the portfolio.

      At December 31, 2004, the aggregate occupancy of the Company’s wholly-owned shopping centers was 93.7%, as compared to 92.9% at December 31, 2003. The average annualized base rent per leased square foot at December 31, 2004 was $9.70 as compared to $9.53 at December 31, 2003.

      At December 31, 2004, the aggregate occupancy of the Company’s joint venture shopping centers was 97.1% as compared to 98.5% at December 31, 2003. The average annualized base rent per leased square foot was $12.15 at December 31, 2004, as compared to $13.74 at December 31, 2003. The decrease in the average annualized base rent per leased square foot is primarily attributable to the formation of two new joint ventures which acquired two grocery-anchored portfolios in the fourth quarter of 2004.

      At December 31, 2004, the aggregate occupancy of the Company’s business centers was 76.0%, as compared to 78.1% at December 31, 2003.

      The Company is self-administered and self-managed and, therefore, does not engage or pay for a REIT advisor. The Company manages all of the Portfolio Properties. At December 31, 2004, the Company owned and/or managed over 94 million total square feet of GLA, which included all of the Portfolio Properties and 13 properties owned by third parties.

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

      In addition, the Company intends to maintain a conservative debt capitalization ratio. At December 31, 2004, the Company’s debt to total market capitalization ratio, excluding the Company’s proportionate share of non-recourse indebtedness of its unconsolidated joint ventures, was approximately 0.33 to 1.0; and at February 28, 2005, this ratio was approximately 0.42 to 1.0, reflecting the Company’s $1.15 billion acquisition of 15 shopping centers in Puerto Rico in 2005. At December 31, 2004, the Company’s capitalization consisted of $2.7 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $420.8 million as compared to $368.5 million in 2003), $705 million of preferred shares and $4.9 billion of market equity (market equity is defined as common shares and Operating Partnership Units (“OP Units”) outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 2004 of $44.37) resulting in a debt to total market capitalization ratio of .33 to 1.0 as compared to the ratios of .37 to 1.0 and .43 to 1.0 at December 31, 2003 and 2002, respectively. Fluctuations in the market price of the Company’s common shares may cause this ratio to vary from time to time. At December 31, 2004, the Company’s total debt (excluding the effect of the fair value hedge which was $2.3 million at December 31, 2004) consisted of $2,167.1 million of fixed rate debt, including $80 million of variable rate debt, which has been effectively swapped to a weighted average fixed rate of approximately 2.8%, and $549.3 million of variable rate debt, including $60 million of fixed rate debt which has been effectively swapped to a weighted average variable rate.

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

Recent Developments

Financings

      The Company has historically demonstrated its access to capital through both the public and private markets. The acquisitions, developments and expansions were generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured public debt, common and preferred equity offerings, joint venture capital, OP Units and asset sales. Total debt outstanding at December 31, 2004 was approximately $2.7 billion as compared to approximately $2.1 billion and $1.5 billion at December 31, 2003 and 2002, respectively. In 2004, the increase in the Company’s outstanding debt was due primarily to the acquisition of assets from Benderson Development Company, Inc., and related entities (“Benderson”).

      A summary of the aggregate financings through the issuance of common shares, preferred shares, construction loans, medium term notes, term loans and OP Units (units issued by the Company’s partnerships) aggregated $4.5 billion during the three-year period ended December 31, 2004, is summarized as follows (in millions):

	2004		2003		2002

Equity:
Common shares	$737.4	(1)	$381.9	(5)	$119.2	(10)
Preferred shares	170.0	(2)	435.0	(6)	150.0	(11)

Total equity	907.4		816.9		269.2

Debt:
Construction and other secured loans	55.4		61.2		183.3
Permanent financing	—		150.0	(7)	—
Mortgage debt assumed	420.2		183.6		9.7
Tax increment financing	8.6		—		7.3
Medium term notes	525.0	(3)	300.0	(8)	100.0
Unsecured term loans	200.0	(4)	300.0	(9)	—

Total debt	1,209.2		994.8		300.3

	$2,116.6		$1,811.7		$569.5

(1)	Includes 15.0 million shares issued in May 2004 and 5.45 million shares in December 2004.

(2)	Issuance of Class I 7.5% Preferred Shares.

(3)	Includes $275 million five-year senior unsecured notes with a coupon rate of 3.875%. These notes are due January 30, 2009 and were offered at 99.584% of par. Also includes, $250 million seven-year senior unsecured notes with a coupon rate of 5.25%. These notes are due April 15, 2011 and were offered at 99.574% of par.

(4)	This facility bears interest at LIBOR plus 0.75% and matures in May 2006. This facility has two one-year extension options to 2008.

(5)	Issued as consideration in the merger with JDN.

(6)	Includes issuance of $50 million of preferred voting shares in conjunction with the merger with JDN. Proceeds from the Class G 8.0% preferred shares issued were used to retire $180 million, Preferred OP Units with a weighted average rate of 8.95%. Proceeds from the Class H 7.375% preferred shares issued were used to retire the Company’s Class C 8.375% preferred shares, Class D 8.68% preferred shares and 9.375% preferred voting shares.

(7)	Represents a $150 million secured financing for five years with interest at a coupon rate of 4.41%.

(8)	Seven-year senior unsecured notes with a coupon rate of 4.625%. These notes are due August 1, 2010 and were offered at 99.843% of par.

(9)	This facility bears interest at LIBOR plus 1.0% and had a one-year term. The Company exercised two six-month extension options and repaid this facility in March 2005. This facility has a balance of $150 million at December 31, 2004. The proceeds from this facility were primarily used to repay JDN’s revolving credit facility with outstanding principal of $229 million at the time of the merger and to repay $85 million of MOPPRS debt and a related call option prior to maturity on March 31, 2003.

(10)	Approximately $50 million of common equity was issued in exchange for two shopping center assets and $35 million was issued in exchange for the replacement of $35 million of 8.5% Preferred OP Units.

(11)	Proceeds from the Class F 8.6% preferred shares issued were used to retire the Company’s Class A 9.5% preferred shares and 9.44% Class B preferred shares aggregating $149.8 million.

     In September 2004, the Company was added to the S&P MidCap 400 Index.

      In September 2004, the Company had declared effective a $1.0 billion shelf registration statement with the SEC under which debt securities, preferred shares or common shares may be issued. At December 31, 2004, the

Company had $754 million of debt securities, preferred shares or common shares which may be issued under this registration statement.

      In July 2004, the Company expanded its unsecured revolving credit facility from $650 million to $1.0 billion.

Property Acquisitions, Dispositions, Expansions and Development

      In 2004, the Company acquired the following shopping center assets:

		Gross
		Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Littleton, Colorado (1)	228	$6.3
Benderson Development Company (See 2004 Strategic Real Estate Transactions)	12,501	2,014.4

	12,729	$2,020.7

(1)	Reflects the Company’s purchase price, net of debt assumed, associated with the acquisition of its partner’s 50% ownership interest.

      In 2004, the Company’s joint ventures acquired the following shopping center assets, not including those assets purchased from the Company or its joint ventures:

		Gross
		Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Buena Park, California (1)	738	$91.5
Kirkland, Washington (1)	291	37.0
Phoenix, Arizona (1)	1,134	45.6
San Antonio, Texas (2)	N/A	N/A
Benderson Development Company (3)	2,497	299.0

	4,660	$473.1

(1)	The Company purchased a 20% equity interest.

(2)	The Company purchased an effective 10% equity interest. Approximately 16 acres of land were sold to Target for $2.5 million subsequent to the purchase. This project is currently under development.

(3)	The MDT Joint Venture acquired an indirect ownership interest in 23 retail properties. Eight of the properties acquired by the MDT Joint Venture were owned by the Company and one of the properties was held by the Company through a joint venture. These nine properties were valued at approximately $239 million. Fourteen of the properties acquired by the MDT Joint Venture were owned by Benderson and valued at approximately $299 million. The Company owns a 14.5% equity interest in the MDT Joint Venture.

Dispositions

      In 2005, the Company sold the following properties:

	Square Feet	Sales Price
Location	(Thousands)	(Millions)

Shopping Center Properties
Transfer to joint venture interests
Aurora, Colorado; Irving, Texas; Brookfield, Wisconsin; Plainville, Connecticut; Brandon, Florida (2 properties); Brown Deer, Wisconsin (2 properties) and Brentwood, Tennessee (1)	1,778	$284.2

(1)	The Company sold these assets to the MDT Joint Venture. The Company retained an effective 14.5% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company will eliminate that portion of the gain associated with its 14.5% ownership interest.

     In 2004, the Company sold the following properties:

	Square Feet	Sales Price	Gain (Loss)
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties
Core Portfolio Properties (1)	414	$17.8	$3.5
Former JDN properties (2)	270	38.9	2.6
Transfer to joint venture interests
Coon Rapids, Minnesota; Asheville, North Carolina; Murfreesboro, Tennessee; Nashville, Tennessee; Monaca, Pennsylvania; Fayetteville, Arkansas (2 properties); Erie, Pennsylvania; Columbia, South Carolina; Lewisville, Texas and Birmingham, Alabama (3)	2,321	285.3	65.4
Lawrenceville, Georgia; Lilburn, Georgia; Columbia, Tennessee; Farragut, Tennessee; Hamburg, New York; Arcade, New York; Avon, New York; Norwich, New York; Tonawanda, New York (2 properties); Hamlin, New York and Elmira, New York (4)	1,168	128.6	4.2
Loganville, Georgia; Goodlettsville, Tennessee; Oxford, Mississippi; Irondequoit, New York; Orchard Park, New York; Rochester, New York; Cheektowaga, New York; Jamestown, New York; Warsaw, New York; Ontario, New York; Leroy, New York; Chillicothe, Ohio and Amherst, New York (5)	1,577	203.8	2.5
Business Center Properties (6)	94	8.3	1.9

	5,844	$682.7	$80.1

(1)	Properties located in Trinidad, Colorado; Waterbury, Connecticut; Hazard, Kentucky; Las Vegas, Nevada and North Olmsted, Ohio. Property in North Olmsted, Ohio represents the sale of an asset through the merchant building program. This property was consolidated into the Company with the adoption of FIN 46 in 2004.

(2)	Properties located in Canton, Georgia; Cumming, Georgia; Marietta, Georgia; Peachtree City, Georgia; Suwanee, Georgia; Sumter, South Carolina; Franklin, Tennessee and Milwaukee, Wisconsin.

(3)	The Company contributed eleven wholly-owned assets of the Company to the MDT joint venture. The Company retained an effective 14.5% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 14.5% ownership interest (See 2004 Strategic Real Estate Transactions).

(4)	The Company formed a new joint venture with PREI in 2004 and contributed 12 neighborhood grocery anchored retail properties of the Company. The Company retained a 10% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 10% ownership interest (See 2004 Strategic Real Estate Transactions).

(5)	The Company formed DDR Markaz II in 2004 and contributed 13 neighborhood grocery anchored retail properties of the Company. The Company retained a 20% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 20% ownership interest (See 2004 Strategic Real Estate Transactions).

(6)	Properties located in Sorrento, California and Mentor, Ohio.

     In 2004, the Company’s joint ventures sold the following shopping center properties, excluding the one property purchased by the Company as described above:

				Company’s
	Company’s			Proportionate
	Effective			Share of
	Ownership	Square Feet	Sales Price	Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

Puente Hills, California (1)	20%	519	$66.2	$4.0
Mission Viejo, California	20%	46	18.0	2.0
San Antonio, Texas	35%	320	59.1	6.7
Long Beach, California (1)	24.75%	85	16.6	1.3
Service Merchandise locations	25%	692	20.7	0.5

		1,662	$180.6	$14.5

(1)	The joint venture sold a significant portion of the shopping center.

Strategic Real Estate Transactions

Caribbean Property Group

      In January 2005, the Company purchased 15 Puerto Rican retail real estate assets, totaling nearly 5.0 million square feet, from Caribbean Property Group, LLC (“CPG”). The total purchase price was approximately $1.15 billion. The financing for the transaction was provided by the assumption of approximately $660 million of existing debt and line of credit borrowings of approximately $449.5 million on the Company’s $1.0 billion senior unsecured credit facility and the application of a $30 million deposit funded in 2004. The availability on the line of credit was created by the Company’s $250 million common equity issuance in December 2004, $332 million of proceeds generated by sales of neighborhood grocery anchored centers to joint ventures and other recent asset sales, including $96.6 million of sales to the Company’s MDT Joint Venture.

Benderson Transaction

      In 2004, the Company entered into an agreement to purchase interests in 110 retail real estate assets with approximately 18.8 million square feet of GLA from Benderson. The purchase price of the assets, including associated expenses, was approximately $2.3 billion, including assumed debt and the value of a 2% equity interest in certain assets valued at approximately $16.2 million that Benderson retained as set forth below.

      The Company completed the purchase of 107 properties (of which 93 were purchased by the Company and 14 were purchased directly by the MDT Joint Venture) at various dates commencing May 14, 2004 through December 21, 2004. The remaining three properties will not be acquired.

      In conjunction with the Company’s acquisition of assets from Benderson, the following capital transactions were entered into aggregating $1.1 billion in net proceeds, in addition to the MDT Joint Venture discussed above, were completed:

•	In May 2004, the Company entered into an agreement with Bank One, Wachovia and Wells Fargo for a $200 million three-year term loan with two one-year extension options at an interest rate of LIBOR plus 75 basis points.

•	In May 2004, the Company issued and sold 15,000,000 of DDR common shares with net proceeds of approximately $491 million.

•	In May 2004, the Company issued and sold 6,800,000 depository shares, each representing 1/20 of a share of 7.50% Class I Cumulative Redeemable Preferred Shares. Net proceeds from the sale of the depository shares were approximately $164.2 million.

•	In April 2004, the Company issued $250 million, 5.25% seven-year notes through a private placement.

      With respect to this joint venture, Benderson will have the right to cause the joint venture to redeem its 2.0% interest for a price equal to the agreed upon value of the interest after 20 months from the initial acquisition, of approximately $16.2 million, adjusted to reflect changes in the price of the Company’s common shares during the period in which Benderson holds the 2.0% interest, less certain distributions Benderson receives from the joint venture. If Benderson exercises the foregoing right, the Company will have the right to satisfy the joint venture’s obligation by purchasing Benderson’s interest for cash or by issuing DDR common shares to Benderson. If Benderson does not elect to exercise its right to have its interest redeemed, the Company will have the right after 30 months from the initial acquisition to purchase that 2.0% interest for cash or common shares for a price determined in the same manner as if Benderson had elected to cause such redemption.

      The Company funded the transaction through a combination of new debt financing, the issuance of cumulative preferred shares and common shares (see Financings) and asset transfers to the MDT Joint Venture (see MDT Joint Venture), discussed above, lines of credit borrowings and assumed debt. With respect to assumed debt, the fair value of indebtedness assumed upon closing was approximately $400 million, which included an adjustment of approximately $30.0 million to fair value, based on rates for debt with similar terms and remaining maturities as of May 2004.

      The Benderson assets are located in eleven states, with over 80.0% of the GLA in New York and New Jersey. The Benderson assets were approximately 94.6% leased, including master lease units, at June 30, 2004, and the largest tenants, based on revenues, include Tops Markets (Ahold USA), Wal-Mart/ Sam’s Club, Home Depot and Dick’s Sporting Goods. Prior to the transaction, the Company owned less than 100,000 square feet of GLA in New York and approximately 2.7 million square feet of GLA in New Jersey.

      Benderson entered into a five-year master lease for certain vacant space that was either covered by a letter of intent as of the closing date or a new lease with respect to which the tenant had not begun to pay rent as of the closing date. During the five-year master lease, Benderson agreed to pay the rent for such vacant space until each applicable tenant’s rent commencement date. The Company recorded the master lease receivable as part of the purchase price allocation. Included in accounts receivable at December 31, 2004 is approximately $3.2 million related to a master lease obligation from Benderson.

MDT Joint Venture

      In November 2003, the Company closed a transaction pursuant to which the Company formed an Australian based Listed Property Trust, the Macquarie DDR Trust (“MDT”), with Macquarie Bank Limited (ASX: MBL), an international investment bank, advisor and manager of specialized real estate funds in Australia (“MDT Joint Venture”). MDT focuses on acquiring ownership interests in institutional-quality community center properties in the U.S. DDR remains responsible for all day-to-day operations of the properties and receives fees at prevailing rates for property management, leasing, construction management, acquisitions, due diligence, dispositions (including outparcel sales) and financing. Through their joint venture, DDR and MBL will also receive base asset management fees and incentive fees based on the performance of MDT. At December 31, 2004, MDT owned an approximate 83% interest in the portfolio. DDR retained an effective 14.5% ownership interest in the assets and MBL primarily owning the remaining 2.5%.

      In May 2004, the MDT Joint Venture acquired an indirect ownership interest in 23 retail properties, which consisted of over 4.0 million square feet of Company-owned GLA. The aggregate purchase price of the properties was approximately $538.0 million. Eight of the properties acquired by MDT Joint Venture were owned by the Company and one of the properties was held by the Company through a joint venture which aggregated approximately $239 million. Fourteen of the properties acquired by MDT were owned by Benderson and valued at approximately $299 million. In December 2004, the Company contributed three operating properties to the MDT Joint Venture for approximately $96.6 million. These transactions, aggregating $634.3 million, were funded by approximately $321.4 million of equity and $312.9 million of debt and assets and liabilities assumed. The Company recognized a gain of approximately $65.4 million relating to the sale of the effective 85.5% interest in these properties and deferred a gain of approximately $11.1 million relating to the Company’s effective 14.5% interest.

      Through March 15, 2005, the Company sold an additional nine properties to the MDT Joint Venture for approximately $284.2 million.

      The MDT Joint Venture has a two-year right of first offer which expires in March 2005 on 20 pre-determined joint venture and wholly-owned assets in DDR’s portfolio. This right of first offer only applies if DDR determines that it will pursue the sale of these assets. The MDT Joint Venture also is expected to pursue acquisitions of additional stabilized, institutional-quality community center properties.

      MDT is governed by a board of directors, which includes three members selected by DDR, three members selected by MBL and three independent members.

Coventry II

      In 2003, the Company entered into joint ventures (Coventry II Joint Venture”) with Coventry Real Estate Fund II (the “Coventry II Fund”). The Coventry II Fund was formed with several institutional investors and Coventry Real Estate Advisors (“CREA”) as the investment manager. Neither the Company nor any of its officers, own a common interest in the Coventry II Fund or have any incentive compensation tied to this Coventry II Fund. The Coventry II Fund and DDR have agreed to jointly acquire value-added retail properties in the United States. CREA obtained $330 million of equity commitments to co-invest exclusively in joint ventures with DDR. The Coventry II Fund’s strategy is to invest in a variety of retail properties that present opportunities for value creation, such as retenanting, market repositioning, redevelopment or expansion.

      DDR expects, but is not obligated, to co-invest 20% in each joint venture and will be responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, DDR will earn fees for property management, leasing and construction management. DDR also will earn a promoted interest, along with CREA, above a 10% preferred return after return of capital to fund investors. The assets of the Coventry II Joint Venture at December 31, 2004 are as follows:

	Effective	Square Feet	Acquisition Price
Location	Interest	(thousands)	(millions)

2004:
Buena Park, California	20%	738	$91.5
San Antonio, Texas	10%	Under Development (1)	8.1 (2)
Seattle, Washington	20%	291	37.0
Phoenix, Arizona	20%	1,134	46.5
2003:
Kansas City, Missouri	20%	712	48.4

(1)	Expected to be completed in Fall 2005. A third party developer owns 50% of this investment.

(2)	Net of $2.5 million sale to Target.

Prudential Joint Venture

      In October 2004, the Company completed a $128 million joint venture transaction (“DPG Joint Venture”) with Prudential Real Estate Investors (“PREI”). The Company contributed 12 neighborhood grocery-anchored retail properties to the joint venture, eight of which were acquired by the Company from Benderson and four of which were acquired from JDN. The joint venture assumed approximately $12 million of secured, non-recourse financing associated with two properties. The Company maintains a 10% ownership in the joint venture and continues day-to-day management of the assets. The Company earns fees for property management, leasing, and development. The Company recognized a gain of approximately $4.2 million relating to the sale of the 90% interest in these properties and deferred a gain of approximately $0.5 million relating to the Company’s 10% interest.

Kuwait Financial Centre Joint Venture II

      In November 2004, the Company completed a $204 million joint venture transaction (“DDR Markaz II”) with an investor group led by Kuwait Financial Centre-Markaz (a Kuwaiti publicly traded company). The Company contributed 13 neighborhood grocery-anchored retail properties to the joint venture, nine of which were acquired by the Company from Benderson, three of which were acquired from JDN and one of which was owned by the Company. DDR Markaz II obtained approximately $150 million of seven-year secured non-recourse financing at a fixed rate of approximately 5.1%. The Company maintains a 20% equity ownership in the joint venture and continues day-to-day management of the assets. The Company earns fees at prevailing rates for property management, leasing and development. The Company recognized a gain of approximately $2.5 million relating to the sale of the 80% interest in these properties and deferred a gain of approximately $0.7 million relating to the Company’s 20% interest.

Service Merchandise Joint Venture

      In March 2002, the Company entered into a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation. The Company has an approximate 25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate use and disposition of the real estate interests held by the bankrupt estate. At December 31, 2004, the portfolio consisted of 63 Service Merchandise retail sites totaling approximately 3.4 million square feet, of which 69.6% is leased or in the process of being leased.

      During 2004, the joint venture sold 11 sites and received gross proceeds of approximately $20.7 million and recorded an aggregate gain of $2.0 million of which the Company’s proportionate share was approximately $0.5 million. In 2004, the Company earned an aggregate of $1.4 million including disposition, development, management and leasing fees and interest income of $1.2 million relating to this investment. This joint venture has total assets and total debt of approximately $177.5 million and $62.6 million, respectively, at December 31, 2004. The Company’s investment in this joint venture was $27.2 million at December 31, 2004.

Expansions 2004

      During the year ended December 31, 2004, the Company completed seven expansion and redevelopment projects located in North Little Rock, Arkansas; Brandon, Florida; Starkville, Mississippi; Aurora, Ohio; Tiffin, Ohio; Monaca, Pennsylvania and Chattanooga, Tennessee at an aggregate cost of approximately $25.2 million. The Company is currently expanding/redeveloping 11 shopping centers located in Gadsden, Alabama; Tallahassee, Florida; Suwanee, Georgia; Ottumwa, Iowa; Gaylord, Michigan; Princeton, New Jersey; Hendersonville, North Carolina; Allentown, Pennsylvania; Erie, Pennsylvania; Brentwood, Tennessee and Johnson City, Tennessee at a projected incremental cost of approximately $33.9 million. The Company is also scheduled to commence construction on an additional expansion project at its shopping center located in Amherst, New York.

Development (Consolidated) 2004

      During the year ended December 31, 2004, the Company substantially completed the construction of seven shopping centers located in Long Beach, California; Fort Collins, Colorado; St. Louis, Missouri; Hamilton, New Jersey; Apex, North Carolina; Irving, Texas and Mesquite, Texas.

      The Company currently has seven shopping center projects under construction. These projects are located in Miami, Florida; Overland Park, Kansas; Chesterfield, Michigan; Lansing, Michigan; Freehold, New Jersey;

Mount Laurel, New Jersey and Pittsburgh, Pennsylvania. These projects are scheduled for completion during 2005 and 2006 at a projected aggregate cost of approximately $235.3 million and will create an additional 2.5 million square feet of retail space. At December 31, 2004, approximately $153.8 million of costs were incurred in relation to these development projects.

      The Company anticipates commencing construction in 2005 on two additional shopping centers located in Norwood, Massachusetts and McKinney, Texas.

      The wholly-owned and consolidated development funding schedule as of December 31, 2004 is as follows (in millions):

Funded as of December 31, 2004	$460.0	(1)
Projected net funding during 2005	94.9	(2)
Projected net funding thereafter	25.3	(2)

Total	$580.2

(1)	Amount includes funding for assets previously placed in service.

(2)	Amount will be reduced by additional proceeds to be obtained through construction loans.

Development (Joint Ventures) 2004

      The Company has joint venture development agreements for four shopping center projects. These projects have an aggregate projected cost of approximately $119 million. These projects are located in Jefferson County (St. Louis, Missouri); Apex, North Carolina (Phases III and IV), adjacent to a wholly-owned development project; and San Antonio, Texas. A portion of the project located in Jefferson County (St. Louis, Missouri) has been substantially completed. The remaining projects are scheduled for completion in 2005 and 2006. At December 31, 2004, approximately $24.5 million of costs were incurred in relation to these development projects.

Retail Environment

      During 2003, certain national and regional retailers experienced financial difficulties and several have filed for protection under bankruptcy laws. However, the Company’s occupancy rates have remained stable and lease rates have increased and rental rates have continued to grow. At December 31, 2004, the Company’s occupancy rate, lease rate and average rent per square foot were 94.7%, 95.4% and $10.79, respectively, compared to 94.3%, 95.1% and $10.82 at December 31, 2003. The slight decrease is due to the change in the properties in the portfolio.

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

Employees

      As of February 28, 2005, the Company employed 523 full-time individuals, including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

Qualification as a Real Estate Investment Trust

      The Company presently meets the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company generally will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Item 2.     PROPERTIES

      At December 31, 2004, the Portfolio Properties included 436 shopping centers and 32 business centers (166 of which are owned through joint ventures). The shopping centers consist of 420 community shopping centers, 12 enclosed mini-malls and four lifestyle centers. The Portfolio Properties also include over 550 undeveloped acres primarily located adjacent to certain of the shopping centers. The shopping centers aggregate approximately 71 million square feet of Company-owned GLA (approximately 96 million square feet of total GLA) and are located in 44 states, principally in the East and Midwest, with significant concentrations in New York, Florida and Ohio. The business centers aggregate 4.0 million square feet of Company owned GLA and are located in 11 states, primarily in Texas.

      The Company’s shopping centers are designed to attract local area customers and are typically anchored by two or more national tenant anchors and often include a supermarket, drug store, junior department store and/or other major “category-killer” discount retailers as additional anchors. The shopping centers are typically anchored by a Wal-Mart, Kohl’s or Target. The tenants of the shopping centers typically offer day-to-day necessities rather than high-priced luxury items. As one of the nation’s largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers, many of which occupy space in the shopping centers.

      Shopping centers make up the largest portion of the Company’s portfolio, comprising 66.7 million (94.0%) square feet of Company-owned GLA, enclosed mini-malls account for 2.9 million (4.0%) square feet of Company-owned GLA and the lifestyle centers account for 1.4 million (2.0%) square feet of the Company-owned GLA. On December 31, 2004, the average annualized base rent per square foot of Company-owned GLA of the Company’s wholly-owned shopping centers was $9.70, and those owned through joint ventures was $12.15. The average annualized base rent per square foot of the Company’s business centers was $9.23.

      The following table sets forth, at December 31, 2004, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the wholly-owned properties and the Company’s proportionate share of joint venture properties:

	% of Total
	Shopping Center	% of Total Shopping
Tenant	Base Rent	Center GLA

Wal-Mart	4.4%	6.9%
Tops	3.5%	2.9%
PETsMART	2.5%	1.9%
T.J. Maxx/ Marshalls	2.4%	2.7%
Kohl’s	2.3%	2.7%
Bed Bath & Beyond	2.2%	1.7%
Lowe’s Home Improvement Warehouse	2.0%	2.7%
Michaels	1.6%	1.3%
Home Depot	1.5%	1.8%
OfficeMax	1.5%	1.4%
Barnes & Noble	1.4%	0.8%
The Gap/ Old Navy	1.3%	0.8%
Best Buy	1.2%	0.9%
Linens ’N Things	1.2%	0.8%
Toys ’R’ Us	1.1%	1.4%
Ross Dress for Less	1.1%	1.0%
Staples	1.0%	0.9%
AMC Theatres	1.0%	0.4%
Dollar Tree	1.0%	1.0%
Office Depot	1.0%	1.0%
Dick’s Sporting Goods	1.0%	0.9%

      The following table sets forth, at December 31, 2004, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the wholly-owned properties and the Company’s joint venture properties:

	Wholly-owned properties		Joint venture properties

	% of	% of	% of	% of
	Shopping	Company-	Shopping	Company-
	Center Base	owned	Center Base	owned
	Rental	Shopping	Rental	Shopping
Tenant	Revenues	Center GLA	Revenues	Center GLA

Wal-Mart	5.0%	7.8%	2.9%	4.6%
Tops	3.8%	3.1%	3.8%	4.4%
Kohl’s	2.3%	2.8%	2.7%	4.1%
Lowe’s Home Improvement	2.3%	3.2%	0.7%	1.1%
PETsMART	2.2%	1.6%	2.0%	1.9%
T. J. Maxx/ Marshalls	2.1%	2.5%	2.6%	3.0%
Bed Bath & Beyond	1.9%	1.5%	1.9%	1.9%
Home Depot	1.8%	2.0%	0.8%	0.8%
OfficeMax	1.5%	1.4%	1.8%	1.8%
Michaels	1.4%	1.1%	1.4%	1.4%
Barnes & Noble/ B. Dalton	1.3%	0.7%	2.3%	1.5%
The Gap/ Old Navy	1.3%	0.8%	1.4%	0.9%
Linens ’N Things	1.2%	0.7%	1.4%	1.3%
Best Buy	1.2%	0.9%	1.4%	1.3%
Dollar Tree	1.1%	1.1%	0.6%	0.8%
Dick’s Sporting	1.1%	0.9%	1.2%	1.2%
Toys ’R’ Us	1.1%	1.3%	0.9%	1.4%
Cinemark Theatres	1.0%	0.6%	0.6%	0.5%
Staples	1.0%	0.9%	0.6%	0.6%
Ross Dress for Less	1.0%	0.9%	1.9%	2.1%
Regal Cinemas	1.0%	0.6%	0.3%	0.5%
Office Depot	1.0%	1.0%	0.8%	0.8%
Sports Authority	1.0%	0.7%	0.6%	0.4%
Goody’s	0.9%	1.1%	0.2%	0.3%
Circuit City	0.8%	0.6%	1.7%	1.6%
AMC Theatres	0.7%	0.2%	1.7%	1.4%
Kroger	0.7%	1.2%	1.2%	1.8%
Pier 1 Imports	0.6%	0.3%	1.0%	0.6%
Jo-Ann Fabrics	0.9%	0.9%	1.0%	1.1%
Famous Footwear	0.6%	0.3%	1.0%	0.7%

      In addition, as of December 31, 2004, unless otherwise indicated, with respect to the 436 shopping centers:

•	119 of these properties are anchored by a Wal-Mart, Kohl’s or Target store;

•	These properties range in size from 10,000 square feet to approximately 1,100,000 square feet of total GLA (with 61 properties exceeding 400,000 square feet of total GLA);

•	Approximately 65.0% of the Company-owned GLA of these properties is leased to national chains, including subsidiaries, with approximately 20.1% of the Company-owned GLA leased to regional chains and approximately 9.6% of the Company-owned GLA leased to local tenants;

•	Approximately 94.7% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2004 (and, with respect to the properties owned by the Company at December 31, for each of the five years beginning with 2000, between 94.3% and 95.2% of aggregate Company-owned GLA of these properties was occupied);

•	Eleven wholly-owned properties are currently being expanded by the Company and four properties are being expanded which are owned by joint ventures. The Company is pursuing the expansion of one additional wholly-owned property and one joint venture property and

•	Seven wholly-owned properties are currently being developed by the Company.

Tenant Lease Expirations and Renewals

      The following table shows tenant lease expirations for the next ten years at the Company’s shopping centers, including joint ventures, and business centers assuming that none of the tenants exercise any of their renewal options:

				Average
				Base	Percentage of	Percentage of
				Rent Per	Total Leased	Total Base
			Annualized	Sq. Foot	Sq. Footage	Rental Revenues
	No. of	Approximate	Base Rent	Under	Represented	Represented
Expiration	Leases	Lease Area in	Under Expiring	Expiring	by Expiring	Expiring
Year	Expiring	Square Feet	Leases	Leases	Leases	Leases

2005	1,051	4,597,848	$49,005,570	$10.66	6.7%	6.8%
2006	992	4,551,184	$51,306,006	$11.27	6.6%	7.1%
2007	1,045	5,445,281	$60,089,071	$11.04	8.0%	8.3%
2008	805	4,940,244	$54,755,906	$11.08	7.2%	7.6%
2009	843	6,281,716	$65,953,560	$10.50	9.2%	9.1%
2010	398	5,015,744	$49,091,389	$9.79	7.3%	6.8%
2011	332	5,398,567	$62,995,195	$11.67	7.9%	8.7%
2012	254	4,524,561	$49,370,904	$10.91	6.6%	6.8%
2013	234	4,044,442	$42,574,665	$10.53	5.9%	5.9%
2014	225	4,423,036	$48,287,816	$10.92	6.5%	6.7%

Total	6,179	49,222,623	$533,430,082	$10.84	71.9%	73.8%

      The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any new tenants will be obtained if not renewed.

      The Company owns approximately 550 undeveloped acres which generally consist of outlots, retail pads and expansion pads primarily located adjacent to certain of the shopping centers. The Company is pursuing an active marketing program to lease, develop or sell its undeveloped acres.

Developers Diversified Realty Corporation

Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

	Alabama

1	Birmingham, AL (Brook)	Brook Highland Plaza 5291 Hwy 280 South	35242	SC	Fee		1994	1994	100%
2	Birmingham, AL (Eastwood)	Eastwood Festival Center 7001 Crestwood Blvd	35210	SC	Fee		1989	1995	100%
3	Birmingham, AL (Riverchase)	Riverchase Promenade Montgomery Highway	35244	SC	Fee	(3)	1989	2002	14.5%
4	Gadsden, AL	East Side Plaza 3010-3036 E. Meighan Boulevard	35903	SC	Fee		1979	2003	100%
5	Opelika, AL	Pepperell Corners 2300-2600 Pepperell Parkway Op	36801	SC	Fee		1995	2003	100%
6	Scottsboro, AL	Scottsboro Marketplace 24833 John P Reid Parkway	35766	SC	Fee		1999	2003	100%
	Arizona

7	Ahwatukee, AZ	Foothills Towne Ctr (II) 4711 East Ray Road	85044	SC	Fee	(3)	1996	1997	50%
8	Phoenix, AZ	Paradise Village Gateway Tatum & Shea Blvds.	85028	SC	Fee	(3)	1997	2003	67%
9	Phoenix, AZ (Deer Valley)	Deer Valley Towne Center 2805 West Agua Fria Freeway	85027	SC	Fee	(3)	1996	1999	50%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

1	423,493	$4,378,828	$9.15	95.6%	Winn Dixie Stores (2014), Rhodes/ Marks Fitzgerald (2004), Goody’s (2009), Regal Cinemas, Inc. (2014), Stein Mart (2011), OfficeMax (2011), Michaels (2009), Books-A-Million (2010), Ross Stores (2014), Lowes Home Centers (Not Owned)
2	301,074	$1,894,282	$7.51	83.7%	Office Depot (2007), Dollar Tree (2009), Burlington Coat Factory (2008), Regal Cinemas, Inc. (2006), Home Depot (Not Owned), Western Supermarkets (Not Owned)
3	98,016	$1,177,041	$12.01	100%	Marshall’s (2006), Goody’s (Not Owned), Toys R Us (Not Owned), Kids R Us (Not Owned)
4	85,196	$279,165	$4.90	66.8%

5	190,127	$1,166,584	$6.51	94.2%	Lowe’s (2012), Winn-Dixie (2013), Goody’s (2010)
6	40,560	$438,012	$10.80	100%	Goody’s (2011), Wal-Mart (Not Owned)

7	647,904	$9,565,394	$14.60	97.5%	Bassett Furniture (2010), Ashley Homestores (2011), Stein Mart (2011), AMC Theatre (2021), Barnes & Noble (2012), Babies R Us (2007), Ross Stores, Inc. (2007), OfficeMax (2012), Jo-Ann, Etc. (2010), Best Buy (2014)
8	223,207	$3,995,177	$16.71	95.2%	Bed Bath & Beyond (2011), Ross (2007), PetsMart (2015), Staples (2005), Albertsons-Osco Drug (Not Owned)
9	197,009	$3,054,609	$15.50	100%	Ross Stores (2009), OfficeMax (2013), PetsMart (2014), Michaels (2009), Target (Not Owned), AMC Theatres (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

10	Phoenix, AZ (Peoria)	Arrowhead Crossing 7553 West Bell Road	85382	SC	Fee	(3)	1995	1996	50%
11	Phoenix, AZ (Spe)	Phoenix Spectrum Mall 1703 West Bethany Home Road	85015	SC	GL	(3)	1961	2004	20%
	Arkansas

12	Fayetteville, AR	Spring Creek Centre 464 E. Joyce Boulevard	72703	SC	Fee	(3)	1997	1997	14.5%
13	Fayetteville, AR (Steele)	Steele Crossing 3533 N. Shiloh Dr.	72703	SC	Fee	(3)	2003	2003	14.5%
14	N. Little Rock, AR	McCain Plaza 4124 East McCain Boulevard	72117	SC	Fee		1991	1994	100%
15	Russellville, AR	Valley Park Centre 3093 East Main Street	72801	SC	Fee		1992	1994	100%
	California

16	Buena Park, CA	Buena Park Place 100 Buena Park	90620	SC	Fee	(3)	1965	2004	20%
17	City Of Industry, CA (I)	Plaza at Puente Hills 17647-18271 Gale Avenue	91748	SC	Fee	(3)	1987	2001	20%
18	Lancaster, CA	Valley Central - Discount 44707-44765 Valley Central Way	93536	SC	Fee	(3)	1990	2001	20%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

10	346,428	$4,243,041	$12.25	100%	Staples (2009), CompUSA (2013), Mac Frugal’s (2010), Barnes & Noble (2011), T.J. Maxx (2005), Circuit City (2016), Oshman’s Sporting Goods (2017), Bassett Furniture (2009), Linens ’N Things (2011), Fry’s (Not Owned)
11	465,306	$5,681,050	$8.40	100%	Costco Wholesale Corp (2020), Ross Dress For Less (2013), PetsMart (2044), Harkins Theatre (2002), Spectrum Cinemas (2005), Wal-Mart (Not Owned), Dillard’s (Not Owned)

12	262,827	$2,967,878	$11.29	100%	T.J. Maxx (2005), Best Buy (2017), Goody’s (2013), Old Navy (2005), Bed Bath & Beyond (2009), Wal- Mart Super Center (Not Owned), Home Depot (Not Owned)
13	50,293	$989,215	$14.08	100%	Kohl’s (Not Owned), Target (Not Owned)
14	295,013	$1,807,718	$6.66	92%	Bed Bath & Beyond (2013), T.J. Maxx (2007), Cinemark Theatre- Tandy (2011), Burlington Coat Factory Whse (2014), Michaels Stores (2014), Sports Authority (2013)
15	272,245	$1,661,497	$6.41	95.2%	Wal-Mart (2011), Stage (2010), J.C. Penney (2012)

16	737,533	$8,350,263	$14.65	77.3%	DSW Shoe Warehouse (2013), Ross Dress For Less (2010), Bed Bath & Beyond (2011), Burlington Coat Factory (2011), Krikorian Premier Theatres (2023), Circuit City (2018), Kohl’s Department Store (2024), Michaels (2014)
17	53,057	$852,137	$23.80	67.5%	Sam’s Club (Not Owned), Toys R Us (Not Owned), Sam Ash Music (Not Owned), Office Depot (Not Owned)
18	336,403	$3,959,983	$11.35	99.3%	Wal-Mart (2010), Movies 12/ Cinemark (2017), Marshall’s (2007), Circuit City (2011), Staples (2008), Costco (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

19	Long Beach, CA	City Place 95 South Pine Ave	90802	SC	Fee	(3)	2002	1*	24.75%
20	Oceanside, CA	Ocean Place Cinemas 401-409 Mission Avenue	92054	SC	Fee		2000	1*	100%
21	Pasadena, CA	Paseo Colorado 280 East Colorado Blvd.	91101	LC	Fee	(3)	2001	2003	25%
22	Pleasant Hill, CA	Downtown Pleasant Hill 2255 Contra Costa Blvd #101	94523	SC	Fee	(3)	1999	2001	20%
23	Richmond, CA (Hilltop)	Hilltop Plaza 3401 Blume Drive	94806	SC	Fee	(3)	1996	2002	20%
24	Richmond, CA	Richmond City Center MacDonald Avenue	94801	SC	Fee	(3)	1993	2001	20%
25	San Francisco, CA (Retail)	Van Ness Plaza 215 1000 Van Ness Avenue	94109	SC	GL		1998	2002	100%
26	San Ysidro, CA	San Ysidro Village Camino de la Plaza	92173	SC	Fee	(3)	1988	2000	20%
	Colorado

27	Alamosa, CO	Alamosa Plaza 145 Craft Drive	81101	SC	Fee		1986	2*	100%
28	Aurora, CO	Pioneer Hills 5400-5820 South Parker	80012	SC	Fee		2003	2003	100%
29	Broomfield, CO	Flatiron Marketplace Garden 1 West Flatiron Circle	80021	SC	Fee		2001	2003	100%
30	Denver, CO	Tamarac Square 7777 E. Hampden	80231	SC	Fee		1976	2001	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

19	295,309	$4,199,646	$14.63	97.2%	Nordstrom, Inc. (2012), Ross Stores, Inc (2013), Wal-Mart (2022), Mrs. Fields (2013), Albertson’s/Sold Property (Not Owned)
20	80,450	$1,083,050	$15.63	86.1%	Regal Cinemas (2014)
21	556,991	$11,279,978	$21.62	93.7%	Gelson’s Market (2021), Equinox (2017), Macy’s (2010), Pacific Theatres Exhib. Corp (2016), DSW Shoe Warehouse (2011), J. Jill (2012), Delmonicos Seafood (2012), P.F. Changs China Bistro (2016), Bombay Company (2011), Tommy Bahama (2011), Sephora (2011)
22	347,678	$6,411,260	$19.41	93.1%	Albertson’s (2020), Michaels (2010), Borders Book & Music (2015), Century Theatres, Inc (2016), Bed Bath & Beyond (2010), Ross Stores (2010)
23	245,774	$3,674,540	$14.95	100%	OfficeMax (2011), PetsMart (2012), Ross Dress For Less (2008), Barnes & Noble Booksellers (2011), Circuit City (2017), Century Theatre (2016)
24	76,692	$1,232,846	$16.08	100%	Food 4 Less/Foodsco (2013)
25	123,755	$3,795,587	$36.77	83.4%	AMC Van Ness 14 Theatres (2030), Crunch Fitness Int’l, Inc. (2008)
26	160,668	$2,136,068	$13.60	82.4%	Ross Dress For Less (2014), Marshall’s (2013), K-Mart (Not Owned)
27	19,875	$113,445	$7.34	94.6%	City Market, Inc. (Not Owned), Big ‘R’ (Not Owned)
28	127,643	$2,348,619	$16.93	99.2%	Bed Bath & Beyond (2012), Office Depot (2017), Home Depot (Not Owned), Wal-Mart (Not Owned)
29	245,217	$5,162,361	$20.61	98.2%	Best Buy (2016), Office Depot (2016), Nordstrom (2011), Linens ’N Things (2017), Great Indoors (Not Owned)
30	174,780	$1,873,600	$13.01	72.3%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of				DDR
			Zip	Property	Ownership	Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest

31	Denver, CO (Centennial)	Centennial Promenade 9555 E. County Line Road	80223	SC	Fee	1997	1997	100%
32	Denver, CO (University)	University Hills 2730 South Colorado Boulevard	80222	SC	Fee	1997	2003	100%
33	Fort Collins, CO	Mulberry And Lemay Crossings Mulberry St. & S. Lemay Ave.	80525	SC	Fee	2004	2003	100%
34	Littleton, CO	Aspen Grove 7301 South Santa Fe	80120	LC	Fee (3)	2002	1*	100%
35	Parker, CO (Flatacres)	Flatacres Marketcenter South Parker Road	80134	SC	GL	2003	1*	100%
36	Parker, CO (Pavilions)	Parker Pavilions 11153 -11183 South Parker Road	80134	SC	Fee	2003	2003	100%
	Connecticut

37	Plainville, CT	Connecticut Commons I-84 & Rte 9	06062	SC	Fee	1999	1*	100%
	Florida

38	Bayonet Point, FL	Point Plaza Us 19 & Sr 52	34667	SC	Fee	1985	2*	100%
39	Brandon, FL	K-mart Shopping Center 1602 Brandon Bl	33511	SC	GL	1972	2*	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

31	408,337	$6,204,924	$15.91	95.5%	Golfsmith Golf Center (2007), Soundtrack (2017), Ross Dress For Less (2008), OfficeMax (2012), Michaels (2007), Toys R Us (2011), Borders (2017), Loehmann’s R.E. Holdings, Inc. (2012), Home Depot (Not Owned), Recreational Equipment (Not Owned)
32	244,383	$3,636,839	$15.98	93.1%	Linens ’N Things (2013), Pier 1 Imports (2014), OfficeMax (2012), King Soopers/Krogers (2017)
33	18,988	$364,353	$22.19	86.5%	Wal-Mart (Not Owned), Home Depot (Not Owned)
34	227,800	$6,769,489	$28.14	98.7%	Coldwater Creek (2011), Talbots (2012), Ann Taylor (2012), J. Crew (2012), Banana Republic (2012), Gap (2012), Williams-Sonoma (2014), J. Jill (2012), Bombay Company (2012), Pottery Barn (2014), Pier 1 Imports (2011), Joseph A. Bank Clothiers (2012), Buca di Beppo (2013), Champps (2022)
35	111,844	$1,872,286	$14.27	98.7%	Bed Bath & Beyond (2014), Gart Sports (2014), Michaels (2013), Kohl’s (Not Owned)
36	86,987	$1,560,334	$17.71	94.7%

37	439,271	$6,119,772	$11.66	100%	Lowe’s Of Plainville (2019), Kohl’s (2022), Dick’s Sporting Goods (2020), PetsMart (2014), A.C. Moore (2014), Old Navy (2011), Levitz Furniture (2015), Linens ’N Things (2017), Plainville Theatre (Not owned), Loews Theatre (Not owned)

38	209,720	$1,326,058	$6.36	99.4%	Publix Super Markets (2005), Beall’s (2014), T.J. Maxx (2010)
39	161,900	$639,863	$2.96	94.5%	K-Mart (2007), Kane Furniture (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of				DDR
			Zip	Property	Ownership	Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest

40	Brandon, FL (Plaza)	Lake Brandon Plaza Causeway Boulevard	33511	SC	Fee	1999	2003	100%
41	Brandon, FL (Village)	Lake Brandon Village Causeway Boulevard	33511	SC	Fee	1997	2003	100%
42	Crystal River, FL	Crystal River Plaza 420 Sun Coast Hwy	33523	SC	Fee	1986	2*	100%
43	Daytona Beach, FL	Volusia 1808 W. International Speedway	32114	SC	Fee	1984	2001	100%
44	Englewood, FL	Rotonda Plaza 5855 Placida Road	34224	SC	Fee	1991	2004	100%
45	Fern Park, FL	Fern Park Shopping Center 6735 Us #17-92 South	32720	SC	Fee	1970	2*	100%
46	Gulf Breeze, FL	Gulf Breeze Marketplace 3749-3767 Gulf Breeze Parkway	32561	SC	Fee	1998	2003	100%
47	Jacksonville, FL	Jacksonville Regional 3000 Dunn Avenue	32218	SC	Fee	1988	1995	100%
48	Jacksonville, FL	Arlington Road Plaza (Arlington Rd) 926 Arlington Road	32211	SC	Fee	1990	2004	100%
49	Lakeland, FL (Highlands)	Highlands Plaza Shopping Ctr 2228 Lakelands Highland Road	33803	SC	Fee	1990	2004	100%
50	Lantana, FL	Meadows Square Hypoluxu Road & Congress Ave	33461	SC	Fee	1986	2004	100%
51	Marianna, FL	The Crossroads 2814-2822 Highway 71	32446	SC	Fee	1990	2*	100%
52	Melbourne, FL	Melbourne Shopping Center 750-850 Apollo Boulevard	32935	SC	GL	1978	2*	100%
53	Naples, FL	Carillon Place 5010 Airport Road North	33942	SC	Fee (3)	1994	1995	14.5%
54	Ocala, FL	Ocala West 2400 SW College Road	32674	SC	Fee	1991	2003	100%
55	Orange Park, FL (The Village)	The Village Shopping Center 950 Blanding Boulevard	32065	SC	Fee	1993	2004	100%
56	Ormond Beach, FL	Ormond Towne Square 1458 West Granada Blvd	32174	SC	Fee	1993	1994	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

40	148,267	$1,843,752	$11.36	100%	CompUSA (2017), Jo-Ann Fabrics (2017), Publix Super Markets (2019), Babies R Us (Not Owned)
41	113,986	$1,479,328	$12.98	100%	Linens ’N Things (2014), Sports Authority (2018), PetsMart (2020), Lowe’s (Not Owned)
42	160,135	$741,232	$7.13	64.9%	Beall’s (2012), Beall’s Outlet (2006)
43	76,087	$882,108	$12.66	91.6%	Marshall’s of MA, Inc. (2010)

44	46,835	$446,281	$9.72	98.1%	Kash N’ Karry (2011)

45	16,000	$136,600	$8.54	100%

46	29,827	$477,586	$16.01	100%	Lowe’s (Not Owned), Wal- Mart (Not Owned)
47	219,735	$1,275,869	$6.53	88.9%	J.C. Penney (2007),Winn Dixie Stores (2009)
48	182,098	$994,358	$6.64	82.3%	Food Lion (2010)

49	102,572	$797,879	$8.33	93.4%	Winn-Dixie (2017)

50	106,224	$1,385,561	$13.51	96.6%	Publix Super Markets (2006)

51	63,894	$260,468	$4.26	95.6%	Beall’s (2005), Wal-Mart (Not Owned)
52	41,733	$170,265	$4.29	95.2%

53	267,808	$3,000,483	$11.53	97.2%	Winn Dixie (2014), T.J Maxx (2009), Circuit City (2015), Ross Dress For Less (2010), Circuit City (2015), OfficeMax (2010)
54	101,438	$422,114	$9.00	46.3%	Sports Authority (2012)

55	72,531	$674,457	$9.30	100%	Beall’s Dept Store (2009), Albertson’s (Not owned)
56	234,045	$1,712,355	$8.72	83.9%	Beall’s (2018), Publix Super Markets (2013)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

57	Oviedo, FL	Oviedo Park Crossing Rte 417 & Red Bug Lake Road	32765	SC	Fee	(3)	1999	1*	20%
58	Palm Harbor, FL	The Shoppes Of Boot Ranch 300 East Lakeroad	34685	SC	Fee		1990	1995	100%
59	Pensacola, FL	Palafox Square 8934 Pensacola Blvd	32534	SC	Fee		1988	1*	100%
60	Spring Hill, FL	Mariner Square 13050 Cortez Blvd.	34613	SC	Fee		1988	2*	100%
61	Tallahassee, FL	Capital West 4330 West Tennessee Street	32312	SC	Fee		1994	2003	100%
62	Tampa, FL (Dale)	North Pointe Plaza 15001-15233 North Dale Mabry	33618	SC	Fee	(3)	1990	2*	20%
63	Tampa, FL (Horizon Park)	Horizon Park Shopping Center 3908 West Hillsborough Highway	33614	SC	Fee		1987	2004	100%
64	Tampa, FL (Waters)	Town N’ Country 7021-7091 West Waters Avenue	33634	SC	Fee		1990	2*	100%
65	Tarpon Springs, FL	Tarpon Square 41232 U.S. 19, North	34689	SC	Fee		1974	2*	100%
66	West Pasco, FL	Pasco Square 7201 County Road 54	34653	SC	Fee		1986	2*	100%
	Georgia

67	Athens, GA	Athens East 4375 Lexington Road	30605	SC	Fee		2000	2003	100%
68	Atlanta, GA (Duluth)	Pleasant Hill Plaza 1630 Pleasant Hill Road	30136	SC	Fee		1990	1994	100%
69	Atlanta, GA (Perimeter)	Perimeter Pointe 1155 Mt. Vernon Highway	30136	SC	Fee	(3)	1995	1995	14.5%
70	Canton, GA (Riverplace)	Riverplace 104-150 Riverstone Parkway	30114	SC	Fee		1983	2003	100%
71	Cartersville, GA	Felton’s Crossing 877 Joe Frank Harris Parkway S	30120	SC	Fee		1984	2003	100%
72	Chamblee, GA	Chamblee Plaza Peachtree Industrial Boulevard	30341	SC	Fee		1976	2003	100%
73	Columbus, GA	Bradley Park Crossing 1591 Bradley Park Drive Columb	31904	SC	Fee		1999	2003	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

57	186,212	$1,947,403	$10.46	100%	OfficeMax (2014), Ross Dress For Less (2010), Michaels (2009), T.J. Maxx (2010), Linens ’N Things (2011), Lowe’s (Not Owned)
58	52,395	$890,277	$17.34	98%	Albertson’s (Not Owned), Target (Not Owned)
59	17,150	$203,840	$13.82	86%	Wal-Mart (Not Owned)

60	188,924	$1,531,111	$8.02	97.8%	Beall’s (2006), Ross Dress For Less (2014), Wal-Mart (Not Owned)
61	53,883	$323,154	$6.92	86.6%	Beall’s Outlet (2009), Wal- Mart (Not Owned)
62	104,460	$1,179,528	$11.94	94.6%	Publix Super Markets (2010), Wal- Mart (Not Owned)
63	216,284	$1,548,168	$8.82	81.2%	Home Depot (2009), Pearl Artist & Craft Supply (2007)
64	134,366	$1,080,064	$8.53	94.2%	Beall’s (2005), Kash ’N Karry-2 Store (2010), Wal-Mart (Not Owned)
65	198,797	$1,399,072	$7.04	100%	K-Mart (2009), Big Lots (2007), Staples Superstore (2013)
66	135,421	$884,744	$7.23	90.4%	Beall’s Outlet (2013), Publix Super Markets (2006), Plymouth Blimpie, Inc. (2006), Wal-Mart (Not Owned)

67	24,000	$327,600	$14.37	95%	Wal-Mart (Not Owned)

68	99,025	$1,045,776	$11.12	95%	Office Depot (2005), Wal-Mart (Not Owned)
69	343,155	$5,291,902	$14.71	99.8%	Stein Mart (2010), Babies R Us, (2007), Sports Authority (2012), L.A. Fitness Sports Clubs (2016), Office Depot (2012), St. Joseph’s Hospital/ Atlanta (2006), United Artists Theatre (2015)
70	127,853	$909,925	$7.42	96%	Staples (2014), Ingles (2019)

71	112,240	$872,716	$7.78	100%	Ross Dress For Less (2013), Ingles (2019)
72	175,969	$1,262,621	$9.48	75.7%	Save Rite (2006)

73	119,786	$1,114,073	$10.36	89.8%	Goody’s (2011), PetsMart (2015), Michaels (2009), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

74	Cumming, GA	Cumming Marketplace Marketplace Boulevard	30041	SC	Fee		1997	2003	100%
75	Douglasville, GA	Douglasville Marketplace 6875 Douglas Boulevard	30135	SC	Fee		1999	2003	100%
76	Ft. Oglethorpe, GA	Fort Oglethorpe Marketplace 101 Battlefield Parkway Fort	30742	SC	Fee		1992	2003	100%
77	Griffin, GA	Ellis Crossing 649-687 North Expressway	30223	SC	Fee		1986	2003	100%
78	Lafayette, GA	Lafayette Center 1109 North Main Street	30728	SC	Fee		1990	2003	100%
79	Lawrenceville, GA	Five Forks Village 850 Dogwood Road	30044	SC	Fee	(3)	1990	2003	10%
80	Lilburn, GA (Five Forks)	Five Forks Crossing 3055 Five Forks Trickum Road	30047	SC	Fee	(3)	2000	2003	10%
81	Lithonia, GA	The Shoppes at Turner Hill 8200 Mall Parkway	30038	SC	Fee		2004	2003	100%
82	Loganville, GA	Midway Plaza 910 Athens Hwy	30052	SC	Fee	(3)	1995	2003	20%
83	Madison, GA	Beacon Heights 1462-1532 Eatonton Road	30650	SC	Fee		1989	2003	100%
84	Marietta, GA	Town Center Prado 2609 Bells Ferry Road	30066	SC	Fee	(3)	1995	1995	14.5%
85	McDonough, GA	McDonough Marketplace (LP-II) NE Corner 175 & Highway 20	30253	SC	Fee		2003	2003	100%
86	Newnan, GA	Newnan Crossing 955-1063 Bullsboro Drive Newna	30264	SC	Fee		1995	2003	100%
87	Stockbridge, GA (Freeway)	Freeway Junction 3797-3879 Highway 138 SE Stock	30281	SC	Fee		1988	2003	100%
88	Stockbridge, GA (Pike)	Pike Nurseries-Stockbridge 599 Highway 138W	30281	SC	Fee		1997	2003	100%
89	Stone Mountain, GA (River)	Rivercliff Village Stone Mountain Highway Stone M	30047	SC	Fee		1999	2003	100%
90	Suwanee, GA (Johns)	Johns Creek Towne Center 3630 Peachtree Parkway Suwanee	30024	SC	Fee		2001	2003	100%
91	Tucker, GA	Cofer Crossing 4349-4375 Lawrenceville Hwy	30084	SC	Fee		1998	2003	100%
92	Union City, GA	Shannon Square 4720 Jonesboro Road	30291	SC	Fee		1986	2003	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

74	308,557	$3,681,499	$11.47	100%	Goody’s (2012), Lowe’s (2019), Michaels (2010), OfficeMax (2013), Home Depot (Not Owned), Wal-Mart (Not Owned)
75	86,158	$1,321,415	$9.82	97.8%	Best Buy (2015), Babies R Us (2006), Lowe’s (Not Owned)
76	176,903	$461,270	$3.72	70.1%	K-Mart (2007)

77	64,770	$243,500	$5.60	67.1%	Winn-Dixie (2006), Wal-Mart (Not Owned)
78	75,622	$490,565	$6.55	95.4%	Farmers Furniture (2009), Food Lion (2019)
79	89,064	$944,136	$10.75	98.7%	Winn-Dixie (Save-Rite) (2010)

80	73,950	$673,041	$9.28	98%	Kroger (2012)

81	87,575	$1,178,584	$11.79	99.1%	Best Buy (2018), Bed Bath & Beyond (2012), Toys R Us (Not Owned), Sam’s Club (Not Owned)
82	91,196	$956,900	$10.83	96.9%	Kroger (2016)

83	105,849	$491,834	$4.77	97.4%	Ingles (Dark) (2010), Wal- Mart (2009)
84	301,297	$3,798,464	$12.66	98.2%	Stein Mart (2007), Ross Dress For Less (2013), Publix Super Markets (2015), Crunch Fitness International (2011)
85	30,500	$565,883	$14.46	100%	Lowe’s (Not Owned), Wal-Mart (Not Owned)
86	156,497	$1,290,340	$8.14	100%	Lowe’s (2015), Belk (Not Owned), Wal-Mart (Not Owned)
87	162,778	$262,996	$4.33	37.4%	Ingles (2009)

88	0	$244,145	$0.00	100%

89	2,000	$42,000	$21.00	100%

90	233,319	$2,876,835	$13.02	94.7%	Kohl’s (2022), Michaels (2011), Staples (2016), Shoe Gallery (2014)
91	130,832	$1,257,637	$9.08	100%	Goody’s (2014), Kroger (2019), Wal-Mart (Not Owned)
92	100,002	$776,527	$8.23	94.4%	Ingles (2056), Wal-Mart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

93	Warner Robbins, GA	Warner Robins Place 2724 Watson Boulevard	31093	SC	Fee		1997	2003	100%
94	Woodstock, GA	Woodstock Place 10029 Highway 928	30188	SC	GL		1995	2003	100%
	Idaho
95	Idaho Falls, ID	Country Club Mall 1515 Northgate Mile	83401	SC	Fee		1976	1998	100%
96	Meridian, ID	Meridian Crossroads Eagle and Fairview Road	83642	SC	Fee		1999	1*	100%
	Illinois
97	Decatur, IL	Decatur Marketplace Maryland Street	62521	SC	Fee		1999	2003	100%
98	Deer Park, IL	Deer Park Town Center 20530 North Rand Rd #303	60010	LC	Fee	(3)	2000	1*	24.75%
99	Harrisburg, IL	Arrowhead Point 701 North Commercial	62946	SC	Fee		1991	1994	100%
100	Kildeer, IL	The Shops at Kildeer 20505 North Highway 12	60047	SC	Fee	(3)	2001	2001	10%
101	Mount Vernon, IL	Times Square Mall 42nd and Broadway	62864	MM	Fee		1974	2*	100%
102	Orland Park, IL (Home Depot)	Home Depot Center 15800 Harlem Avenue	60462	SC	Fee		1987	2004	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

93	107,941	$1,227,606	$10.92	97.8%	T.J. Maxx (2010), Staples (2016), Lowe’s (Not Owned), Wal-Mart (Not Owned)
94	170,940	$1,437,076	$8.62	97.5%	Wal-Mart (2020)
95	148,593	$723,797	$6.64	73.4%	OfficeMax (2011), World Gym (2008), Fred Meyer, Inc. (Not Owned)
96	453,719	$5,763,756	$11.50	100%	Bed Bath & Beyond (2011), Old Navy (2005), Shopko Stores, Inc. (2020), Office Depot (2010), Ross Dress For Less (2012), Marshall’s (2012), Sportsman’s Warehouse (2015), Craft Warehouse (2013), Babies R Us (Not Owned), Wal-Mart (Not Owned)
97	22,775	$263,706	$12.22	94.7%	Wal-Mart (Not Owned)
98	285,468	$8,359,039	$27.55	97%	Gap (2010), Barnes & Noble (Not Owned), Pier 1 Imports (2012), Banana Republic (2010), Bombay Company (2011), Abercrombie & Fitch (2005), Pottery Barn Kids (2012), Pottery Barn (2013), Restoration Hardware (2010), Eddie Bauer Home (2011), Eddie Bauer Sportswear (2011), Coldwater Creek (2010), J. Crew (2011), Ann Taylor (2011), Talbots/ Talbots Petites (2011), Williams-Sonoma (2013), Joseph A. Bank Clothiers (2011), California Pizza Kitchen (2013), Bath and Body Works (2011), J. Jill (2013)
99	167,074	$845,213	$5.42	93.3%	Wal-Mart (2011), Mad-Pricer Store/ Roundy’s (2011)
100	161,770	$3,141,729	$18.74	100%	Bed Bath & Beyond (2012), Circuit City (2017), Old Navy (2006)
101	269,328	$843,615	$4.08	71.8%	Sears (2013), J.C. Penney (2007)
102	149,498	$1,382,359	$9.77	94.6%	Home Depot (2012)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

103	Schaumburg, IL	Woodfield Village Green 1430 East Golf Road	60173	SC	Fee	(3)	1993	1995	14.5%
	Indiana
104	Bedford, IN	Town Fair Center 1320 James Avenue	47421	SC	Fee		1993	2*	100%
105	Connersville, IN	Whitewater Trade Center 2100 Park Road	47331	SC	Fee		1991	2*	100%
106	Highland, IN	Highland Grove Shopping Center Highway 41 & Main Street	46322	SC	Fee	(3)	1995	1996	20%
107	Lafayette, IN	Park East Marketplace 4205-4315 Commerce Drive	47905	SC	Fee		2000	2003	100%
	Iowa
108	Cedar Rapids, IA	Northland Square 303-367 Collins Road, NE	52404	SC	Fee		1984	1998	100%
109	Ottumwa, IA	Quincy Place Mall 1110 Quincy Avenue	52501	MM	Fee		1990	2*	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

103	459,354	$8,210,381	$17.11	100%	Circuit City (2009), Off 5th (2011), OfficeMax (2010), Container Store (2011), Filene’s Basement (2014), Marshall’s (2009), Nordstrom Rack (2009), Borders Books (2009), Expo Design Center (2019), Prairie Rock Restaurant (Not Owned), Costco(Not Owned), KLA/SM Newco Schaumburg, LLC (Not Owned)
104	223,431	$1,324,889	$5.93	100%	K-Mart (2008), Goody’s (2008), J.C. Penney (2008), Buehler’s Buy Low (2010)
105	141,770	$858,083	$6.14	98.6%	Cox New Market (2011), Wal- Mart (2011)
106	312,546	$3,284,677	$10.58	99.3%	Marshall’s (2011), Kohl’s (2016), Circuit City (2016), Office Max (2012), Target (Not Owned), Jewel (Not Owned), Borders (Not Owned)
107	35,100	$412,572	$13.84	84.9%	Wal-Mart (Not Owned)

108	187,068	$1,772,537	$9.48	100%	T.J. Maxx (2010), OfficeMax (2010), Barnes & Noble (2010), Kohl’s (2021)
109	229,427	$1,414,251	$6.46	95.5%	Herberger’s (2020), J.C. Penney (2010), Goody’s (2014), OfficeMax (2015), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

	Kansas
110	Leawood, KS	Town Center Plaza 5000 W 119 Street	66209	LC	Fee		1996	1998	100%
111	Merriam, KS	Merriam Town Center 5700 Antioch Road	66202	SC	Fee	(3)	1998	1*	14.5%
112	Olathe, KS (Devonshire)	Devonshire Village 127th Street & Mur-Len Road	66062	SC	Fee	(3)	1987	1998	24.75%
113	Overland Park, KS (Cherokee)	Cherokee North Shopping Center 8800-8934 W 95th Street	66212	SC	Fee	(3)	1987	1998	24.75%
114	Overland Park, KS (Pointe)	Overland Pointe Marketplace Inter 135th & Antioch Rd	66213	SC	Fee		2001	2003	100%
115	Shawnee, KS (Quivira Parcel)	Ten Quivira Parcel 63rd St. & Quivira Road	66216	SC	Fee	(3)	1972	1998	24.75%
116	Shawnee, KS (Ten Quivira)	Ten Quivira Shopping Center 63rd Street & Quivira Road	66216	SC	Fee	(3)	1999	1998	24.75%
117	Wichita, KS (Eastgate)	Eastgate Plaza South Rock Road	67207	SC	Fee		1955	2002	100%
	Kentucky
118	Florence, KY (Turfway)	Turfway Plaza 6825 Turfway Road	41042	SC	Fee		1975	2004	100%
119	Frankfurt, KY (Eastwood)	Eastwood Shopping Center 260 Versailles Road	40601	SC	Fee		1963	2004	100%
120	Lexington, KY (North)	North Park Marketplace 524 West New Circle	40511	SC	Fee		1998	2003	100%
121	Lexington, KY (South)	South Farm Marketplace Man-O-War Boulevard and Nichol	40503	SC	Fee		1998	2003	100%
122	Louisville, KY (Outer Loop)	Outer Loop Plaza 7505 Outer Loop Highway	40228	SC	Fee		1973	2004	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

110	412,516	$7,008,246	$17.11	97.5%	Barnes & Noble (2011), Coldwater Creek (2009), Limited/ Limited Too (2009), Abercrombie & Fitch (2009), Victoria’s Secret (2009), Express/ Bath&Body/ Structure (2009), Gap/Gap Body (2008), Gap Kids (2005), J. Jill (2013), Pottery Barn (2009), Williams-Sonoma (2009), American Eagle (2013), Pacific Sunwear (2012), Bravo Cucina Italiana (2013), Restoration Hardware (2012), Houlihan’s, Bristol Seafood Bar & Grill (2011), Bombay (2006)
111	345,736	$4,039,426	$11.80	99%	OfficeMax (2013), PetsMart (2019), Hen House (2018), Marshall’s (2008), Dick’s Sporting Goods (2016), Cinemark (2018), Home Depot (Not Owned)
112	48,802	$383,384	$9.67	81.2%
113	60,765	$735,119	$13.83	86.4%
114	14,000	$269,122	$19.22	100%
115	12,000	$206,911	$17.24	100%
116	162,843	$930,355	$6.24	87.6%	Price Chopper Foods (2008), Westlake Hardware (2005)
117	203,997	$2,134,012	$11.85	89.2%	OfficeMax (2007), T.J. Maxx (2006), Barnes & Noble (2012), KCBB, Inc Burlington (Not Owned)
118	133,985	$849,332	$6.69	94.8%	Party Town & Office Depot (2006), Big Lots, Inc. (2008)
119	155,104	$578,877	$3.99	93.5%	Sears, Roebuck & Co. (2006)
120	48,920	$620,220	$13.71	92.5%	Staples (2016), Wal-Mart (Not Owned)
121	27,643	$584,832	$21.16	100%	Lowe’s (Not Owned), Wal-Mart (Not Owned)
122	120,477	$617,385	$5.68	90.2%	Valu Discount, Inc. (2009)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

123	Richmond, KY	Carriage Gate 833-847 Eastern By-Pass	40475	SC	Fee		1992	2003	100%
	Maine
124	Brunswick, ME	Cook’s Corners 172 Bath Road	04011	SC	GL		1965	1997	100%
	Maryland
125	Salisbury, MD	The Commons E. North Point Drive	21801	SC	Fee		1999	1*	100%
126	Salisbury, MD (Dev JV)	The Commons (Phase III) North Pointe Drive	21801	SC	Fee	(3)	2000	1*	50%
	Massachusetts
127	Everett, MA	Gateway Center 1 Mystic View Road	02149	SC	Fee		2001	1*	100%
128	Framingham, MA	Shopper’s World 1 Worcester Road	01701	SC	Fee	(3)	1994	1995	14.5%
	Michigan
129	Bad Axe, MI	Huron Crest Plaza 850 North Van Dyke Road	48413	SC	Fee		1991	2*	100%
130	Cheboygan, MI	K-mart Shopping Plaza 1109 East State	49721	SC	Fee		1988	2*	100%
131	Detroit, MI	Belair Center 8400 E. Eight Mile Road	48234	SC	GL		1989	1998	100%
132	Gaylord, MI	Pine Ridge Square 1401 West Main Street	49735	SC	Fee		1991	2*	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

123	158,041	$376,059	$7.67	31%	Food Lion (2017), Ballard’s (Not Owned)
124	301,992	$2,513,314	$8.08	99%	Hoyts Cinemas Brunswik (2010), Brunswick Bookland (2014), Big Lots (2008), T.J. Maxx (2010), Sears (2012)
125	98,635	$1,360,468	$13.08	100%	OfficeMax (2013), Michaels (2009), Home Depot (Not Owned), Target (Not Owned)
126	27,500	$243,250	$11.87	74.5%

127	222,287	$4,364,862	$15.54	100%	Bed Bath and Beyond (2011), Old Navy (2011), OfficeMax (2020), Babies R Us (2013), Michaels (2012), Costco (Not Owned), Target (Not Owned), Home Depot (Not Owned)
128	769,276	$13,463,395	$17.48	98.6%	Toys R Us (2020), Jordon Marsh/ Federated (2020), T.J. Maxx (2010), Babies R Us (2013), DSW Shoe Warehouse (2007), A.C. Moore (2007), Marshall’s (2011), Bob’s (2011), Linens ’N Things (2011), Sports Authority (2015), OfficeMax (2011), Best Buy (2014), Barnes & Noble (2011), Kohl’s (2010), General Cinema (2014)
129	63,415	$500,308	$7.89	100%	Great A & P Tea (2012), Wal-Mart (Not Owned)
130	95,094	$203,776	$3.80	56.4%	K-Mart (2010), K-Mart (Not Owned)

131	343,502	$2,137,094	$8.28	75.8%	Phoenix Theaters (2011), Bally Total Fitness (2016), Big Lots Stores, Inc. (2008), Kids R Us (2013), Toys R Us, Inc. (2011), Target (Not Owned)
132	190,482	$692,333	$6.16	59%	Big Lots (2010), Buy Low/Roundy’s (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

133	Grandville, MI	Grandville Marketplace Intersect 44th St & Canal Ave	49418	SC	Fee		2003	2003	100%
134	Houghton, MI	Copper Country Mall Highway M26	49931	MM	Fee		1981	2*	100%
135	Howell, MI	Grand River Plaza 3599 East Grand River	48843	SC	Fee		1991	2*	100%
136	Lansing, MI	The Marketplace at Delta Towns 8305 West Saginaw Hwy 196 Ramp	48917	SC	Fee		2000	2003	100%
137	Mt. Pleasant, MI	Indian Hills Plaza 4208 E Blue Grass Road	48858	SC	Fee		1990	2*	100%
138	Sault St. Marie, MI	Cascade Crossings 4516 I-75 Business Spur	49783	SC	Fee		1993	1994	100%
139	Walker, MI (Alpine Ave)	Green Ridge Square II 3410 Alpine Avenue	49504	SC	Fee		1991	2004	100%
140	Walker, MI (Grand Rapids)	Green Ridge Square 3390-B Alpine Ave NW	49504	SC	Fee		1989	1995	100%
	Minnesota

141	Bemidji, MN	Paul Bunyan Mall 1201 Paul Bunyan Drive	56601	MM	Fee		1977	2*	100%
142	Brainerd, MN	Westgate Mall 1200 Highway 210 West	56401	MM	Fee		1985	2*	100%
143	Coon Rapids, MN	Riverdale Village Perimeter 12921 Riverdale Drive	55433	SC	Fee	(3)	1999	1*	14.5%
144	Coon Rapids, MN (Inner)	Riverdale Village - Inner 12921 Riverdale Drive	55433	SC	Fee	(3)	2003	1*	14.5%
145	Eagan, MN	Eagan Promenade 1299 Promenade Place	55122	SC	Fee	(3)	1997	1997	50%
146	Hutchinson, MN	Hutchinson Mall 1060 SR 15	55350	MM	Fee		1981	*2	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

133	196,543	$2,432,777	$12.04	98.7%	Circuit City (2017), Linens ’N Things (2013), Gander Mountain (2016), OfficeMax (2013), Lowe’s (Not Owned)
134	257,863	$698,098	$4.92	55%	J.C. Penney (2010), OfficeMax (2014)
135	215,047	$1,393,655	$6.53	99.3%	Elder-Beerman (2011), Dunham’s Sporting Goods (2011), Kroger (2012)
136	95,369	$960,941	$10.54	95.6%	Michaels (2011), Gander Mountain (2015), Lowe’s (Not Owned), Wal-Mart (Not Owned)
137	249,680	$1,659,484	$6.70	99.2%	Wal-Mart (2009), TJX (2014), Kroger (2011)
138	270,761	$1,651,724	$6.45	94.5%	Wal-Mart (2012), J.C. Penney (2008), OfficeMax (2013), Glen’s Market (2013)
139	88,133	$902,807	$10.24	100%	Circuit City (2003), Bed Bath and Beyond (2015)
140	133,877	$1,318,282	$11.08	88.9%	T.J. Maxx (2005), Office Depot (2010), Bed Bath and Beyond (Not Owned), Target (Not Owned), Toys R Us (Not Owned)

141	297,803	$1,478,160	$5.19	95.6%	K-Mart (2007), Herberger’s (2005), J.C. Penney (2008)
142	260,319	$1,754,569	$9.13	73.8%	Herberger’s (2013), Movies 10/ Westgate Mall (2011)
143	364,998	$5,262,237	$13.11	99.7%	Kohl’s (2020), Jo-Ann Stores (2010), Linens ’N Things (2016), Old Navy (2007), Sportsmen’s Warehouse (2017), Best Buy Stores, L.P. (2013), Sears (Not Owned), Costco (Not Owned)
144	153,263	$3,402,206	$18.23	100%	Borders (2023), J.C. Penney (Not Owned)
145	278,211	$3,446,110	$12.60	98.3%	Byerly’s (2016), PetsMart (2018), Barnes & Noble (2012), OfficeMax (2013), T.J. Maxx (2007), Bed Bath & Beyond (2012), Ethan Allen Furniture (Not Owned)
146	121,001	$637,348	$6.06	81.1%	J.C. Penney (2006), Hennen’s Furniture (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

147	Minneapolis, MN (Maple Grove)	Maple Grove Crossing Weaver Lake Road & I-94	55369	SC	Fee	(3)	1995	1996	50%
148	St. Paul, MN	Midway Marketplace 1450 University Avenue West	55104	SC	Fee	(3)	1995	1997	14.5%
149	Worthington, MN	Northland Mall 1635 Oxford Street	56187	MM	Fee		1977	2*	100%
	Mississippi
150	Gulfport, MS	Crossroads Center Crossroads Parway	39503	SC	GL		1999	2003	100%
151	Jackson, MS (Junction)	The Junction 6351 I-55 North3	39213	SC	Fee		1996	2003	100%
152	Jackson, MS (Metro)	Metro Station 4700 Robinson Road	39204	SC	Fee		1997	2003	100%
153	Oxford, MS	Oxford Place 2015-2035 University Avenue	38655	SC	Fee	(3)	2000	2003	20%
154	Saltillo, MS	Cross Creek Shopping Center 1040-1184 Cross Creek Drive	38866	SC	Fee		1999	2003	100%
155	Starkville, MS	Starkville Crossing 882 Highway 12 West	39759	SC	Fee		1999	1994	100%
156	Tupelo, MS	Big Oaks Crossing 3850 N Gloster St	38801	SC	Fee		1992	1994	100%
	Missouri
157	Arnold, MO	Jefferson County Plaza Vogel Road	63010	SC	Fee	(3)	2002	1*	50%
158	Fenton, MO	Fenton Plaza Gravois & Highway 141	63206	SC	Fee		1970	2*	100%
159	Independence, MO	Independence Commons 900 East 39th Street	64057	SC	Fee	(3)	1995	1995	14.5%
160	Kansas City, MO (Brywood)	Brywood Center 8600 E. 63rd Street	64133	SC	Fee	(3)	1972	1998	24.75%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

147	265,957	$2,837,043	$10.67	100%	Kohl’s (2016), Barnes & Noble (2011), Gander Mountain(2011), Michaels Stores, Inc. (2012), Bed Bath and Beyond (2012), Cub Foods (Not Owned)
148	324,354	$2,639,627	$8.14	100%	Wal-Mart (2022), Cub Foods (2015), PetsMart (2011), Mervyn’s (2016), Borders Books and Music (Not Owned), Herberger’s (Not Owned)
149	185,658	$526,753	$4.90	57.9%	J.C. Penney (2007), Hy-Vee Food Stores (2011)
150	457,027	$5,177,175	$10.91	98.6%	Academy (2015), Bed Bath and Beyond (2014), Ross Dress For Less (2015), Goody’s Family Clothing (2011), T.J. Maxx (2009), TinselTown (2019), Office Depot (2014), Barnes & Noble (2014), Belk’s (Not Owned)
151	107,780	$1,082,769	$10.27	97.8%	PetsMart (2012), Office Depot (2016), Home Depot (Not Owned), Target (Not Owned)
152	52,617	$331,788	$7.99	78.9%	Office Depot (2012), Home Depot (Not Owned)
153	13,200	$319,580	$12.70	100%

154	55,749	$576,127	$9.82	93.6%	Staples (2016), Home Depot (Not Owned)
155	133,691	$895,928	$6.70	100%	J.C. Penney (2010), Kroger (2042), Lowe’s (Not Owned)
156	348,236	$1,923,088	$5.62	98.2%	Sam’s Club (2012), Goody’s (2007), Wal-Mart (2012)
157	34,567	$463,364	$13.40	100%	Home Depot (Not Owned), Target (Not Owned)
158	93,548	$848,808	$10.29	87.3%

159	385,955	$4,564,531	$11.83	100%	Kohl’s Department (2016), Bed Bath & Beyond (2012), Marshall’s (2012), Rhodes Furniture, Inc. (2016), Barnes & Noble (2011), AMC Theatre (2015)
160	208,234	$892,469	$5.35	80.2%	Big Lots (2009), Price Chopper (2009)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of				DDR
			Zip	Property	Ownership	Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest

161	Kansas City, MO (Ward Parkway)	Ward Parkway 8600 Ward Parkway	64114	SC	Fee (3)	1959	2003	20%
162	Springfield, MO (Morris)	Morris Corners 1425 East Battlefield	65804	SC	GL	1989	1998	100%
163	St. John, MO	St. John Crossings 9000-9070 St. Charles Rock Road	63114	SC	Fee	2003	2003	100%
164	St. Louis (Sunset), MO	Plaza at Sunset Hill 10980 Sunset Plaza	63128	SC	Fee	1997	1998	100%
165	St. Louis, MO (Keller Plaza)	Keller Plaza 4500 Lemay Ferry Road	63129	SC	Fee	1987	1998	100%
166	St. Louis, MO (Southtowne)	Southtowne Kings Highway & Chippewa	63109	SC	Fee	2004	1998	100%
167	St. Louis, MO (Brentwood)	Promenade at Brentwood 1 Brentwood Promenade Court	63144	SC	Fee	1998	1998	100%
168	St. Louis, MO (Gravois Village)	Gravois Village 4523 Gravois Village Plaza	63049	SC	Fee	1983	1998	100%
169	St. Louis, MO (Olympic Oaks)	Olympic Oaks Village 12109 Manchester Road	63121	SC	Fee	1985	1998	100%
	Nevada
170	Las Vegas, NV (Maryland)	Family Place @ Las Vegas Charleston & Maryland Blvd	89102	SC	Fee	2003	1*	100%
171	Reno, NV	Reno Riverside East First Street and Sierra	89505	SC	Fee	2000	2000	100%
	New Jersey
172	Hamilton, NJ	Hamilton Marketplace NJ State Hwy 130 & Klockner Rd	08691	SC	Fee	2004	2003	100%
173	Mays Landing, NJ (Hamilton)	Hamilton Commons 4215 Black Horse Pike	08330	SC	Fee	2001	2004	100%
[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

161	229,284	$4,166,147	$15.23	100%	AMC Theaters (2011), T.J. Maxx (2013), Dick’s (2016), 24 Hour Fitness (2023), Target (Not Owned), Dillard’s (Not Owned)
162	56,033	$486,741	$8.69	100%	Toys R Us (2013)

163	93,513	$956,025	$11.34	90.1%	Shop ’N Save (2022)

164	415,435	$5,305,336	$11.71	99.7%	Bed Bath and Beyond (2012), Marshall’s of Sunset Hills (2012), Home Depot (2023), PetsMart (2012), Borders (2011), Toys R Us (2013), CompUSA Computer Super (2013)
165	52,842	$466,784	$5.75	100%	Sensible Cinemas, Inc (2006), Sam’s Club (Not Owned)
166	60,628	$930,858	$15.35	100%	OfficeMax (2014)

167	299,584	$4,022,889	$13.43	100%	Target (2023), Bed Bath & Beyond (2009), PetsMart (2014), Sports Authority (2013)
168	110,992	$611,499	$5.47	94.8%	K-Mart (2008)

169	92,372	$1,390,809	$15.59	96.6%	T.J. Maxx (2006)

170	24,032	$428,856	$14.85	100%

171	52,474	$32,776	$0.62	100%	Century Theatre, Inc. (2014)

172	420,368	$6,801,924	$14.83	99.7%	Kohl’s (2023), Linens ’N Things (2014), Michaels (2013), Ross Dress For Less (2014), Shop Rite (2028), Barnes & Noble (2014), Lowe’s (Not Owned), BJ’s Wholesale (Not Owned), Wal-Mart (Not Owned)
173	400,160	$5,661,550	$14.95	94.6%	Regal Cinemas (2021), Ross Stores (2012), Bed Bath and Beyond (2017), Marshall’s (2012), Sports Authority (2015), Circuit City (2020)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of				DDR
			Zip	Property	Ownership	Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest

174	Mays Landing, NJ (Wrangleboro)	Wrangleboro Consumer Square 2300 Wrangleboro Road	08330	SC	Fee	1997	2004	100%
175	Princeton, NJ	Nassau Park Shopping Center Route 1 & Quaker Bridge Road	42071	SC	Fee	1995	1997	100%
176	Princeton, NJ (Pavilion)	Nassau Park Pavilion Route 1 and Quaker Bridge Road	42071	SC	Fee	1999	1*	100%
177	West Long Branch, NJ (Monmouth)	Consumer Centre 310 State Highway #36	07764	SC	Fee	1993	2004	100%
	New Mexico
178	Los Alamos, NM	Mari Mac Village 800 Trinity Drive	87533	SC	Fee	1978	2*	100%
	New York
179	Alden, NY (Tops)	Tops Plaza-Alden 12775 Broadway	14004	SC	Fee	1999	2004	100%
180	Amherst, NY	Tops Plaza (Robinson) 3035 Niagara Falls Blvd	14228	SC	Fee (3)	1986	2004	20%
181	Amherst, NY (Boulevard Consumer)	K-Mart-Amherst Niagara 1641-1703 Niagara Falls Blvd	14228	SC	Fee	1998	2004	100%
182	Amherst, NY (Burlington/ Jo-Ann)	Burlington Plaza 1551 Niagara Falls Boulevard	14228	SC	GL	1978	2004	100%
183	Amherst, NY (Dicks)	Dick’s Sporting Goods-Amherst 281 Meyer Road	14226	SC	Fee	1993	2004	100%
184	Amherst, NY (Sheridan/ Harlem)	Sheridan Harlem Plaza 4990 Harlem Road	14226	SC	Fee	1960	2004	100%
185	Amherst, NY (Tops-Transit Comm)	Tops Plaza-Amherst Transit 9660 Transit Road	14226	SC	Fee	1995	2004	100%
186	Amherst, NY (University Plaza)	University Plaza 3500 Main Street	14226	SC	GL	1965	2004	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

174	839,446	$9,433,808	$11.51	97.6%	Best Buy Stores, L.P. (2017), Kohl’s Stores (2018), Staples (2012), Babies R Us (2013), BJ’s Wholesale Club (2016), Dick’s Sporting Goods, Inc (2013), Seamans Furniture (2012), Linens ’N Things (2012), Michaels (2008), Target Stores (2023), PetsMart (2013), Borders (2017)
175	211,807	$3,806,990	$19.47	92.3%	Borders (2011), Best Buy (2012), Linens ’N Things (2011), PetsMart (2011), Wal-Mart (Not Owned), Sam’s Club (Not Owned), Home Depot (Not Owned), Target (Not Owned)
176	202,622	$4,001,229	$15.40	100%	Dick’s Sporting Good (2015), Michaels (2009), Kohl’s (2019), Wegman’s Market (Not Owned)
177	292,999	$3,889,010	$13.44	98.7%	Sports Authority (2012), Barnes & Noble (2009), PetsMart (2008), Home Depot (2013)
178	93,021	$597,947	$6.63	96.9%	Smith’s Food & Drug Centers (2007), Furr’s Pharmacy (2008), Beall’s (2009)
179	67,992	$736,269	$11.62	93.2%	Tops Markets (2019)

180	145,192	$1,160,549	$7.99	100%

181	680,287	$6,179,753	$9.11	99.7%	K-Mart (2007), Target Stores (2019), Babies R Us (2015), Barnes & Noble (2014), Best Buy (2016), Bed Bath & Beyond (2018), A.C. Moore (2013)
182	199,504	$1,917,592	$9.89	97.1%	Burlington Coat (2004), Jo-Ann Fabrics & Crafts (2014)
183	55,745	$720,783	$12.93	100%	Dick’s Sporting Goods, Inc (2015)

184	58,413	$526,163	$10.19	88.4%

185	112,427	$1,062,889	$9.94	95.1%	Tops Markets (2016)

186	162,879	$1,329,666	$8.91	91.6%	A.J. Wright (2012), Tops Markets (2009)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

187	Arcade, NY (Tops-Arcade)	Tops Plaza-Arcade Route 39	14009	SC	Fee	(3)	1995	2004	10%
188	Avon, NY (Tops Plaza)	Tops Plaza-Avon 270 E. Main Street	14414	SC	Fee	(3)	1997	2004	10%
189	Batavia, NY (BJ’s)	BJ’s Plaza 8326 Lewiston Road	14020	SC	Fee	(3)	1996	2004	14.5%
190	Batavia, NY (Commons)	Batavia Commons 419 West Main Street	14020	SC	Fee	(3)	1990	2004	14.5%
191	Batavia, NY (Tops Plaza)	Tops Plaza 8351 Lewiston Road	14020	SC	Fee	(3)	1994	2004	14.5%
192	Big Flats, NY (Consumer Square)	Big Flats Consumer Square 830 County Route 64	14814	SC	Fee		1993	2004	100%
193	Buffalo, NY (Delaware Consumer)	Delaware Consumer Square 2636-2658 Delaware Avenue	14216	SC	GL		1995	2004	100%
194	Buffalo, NY (Elmwood)	Elmwood Regal Center 1951-2023 Elmwood Avenue	14207	SC	Fee		1997	2004	100%
195	Buffalo, NY (Marshall’s)	Marshall’s Plaza 2150 Delaware Avenue	14216	SC	Fee		1960	2004	100%
196	Canandaigua, NY	Tops Plaza 5150 North Street	14424	SC	Fee		2002	2004	100%
197	Cheektowaga, NY (Borders)	Borders Books 2015 Walden Avenue	14225	SC	Fee	(3)	1994	2004	14.5%
198	Cheektowaga, NY (Dicks)	Dick’s Plaza 3637 Union Road	14225	SC	Fee	(3)	1979	2004	14.5%
199	Cheektowaga, NY (Thruway Plaza)	Thruway Plaza 2195 Harlem Road	14225	SC	Fee		1965	2004	100%
200	Cheektowaga, NY (Tops Union)	Tops Plaza — Union Road 3825-3875 Union Road	14225	SC	Fee	(3)	1978	2004	20%
201	Cheektowaga, NY (Union Consumer)	Union Consumer Square 3733-3735 Union Road	14225	SC	Fee	(3)	1989	2004	14.5%
202	Cheektowaga, NY (Walden Place)	Walden Place 2130-2190 Walden Avenue	14225	SC	Fee	(3)	1994	2004	14.5%
203	Cheektowaga, NY (Walden)	Consumer Square 1700-1750 Walden Avenue	14225	SC	Fee	(3)	1997	2004	14.5%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

187	65,915	$638,354	$9.68	100%
188	62,988	$514,756	$8.17	100%

189	95,846	$766,798	$8.00	100%	BJ’s Wholesale Club (2016)

190	49,431	$439,613	$8.89	100%

191	37,140	$414,670	$13.78	81%	Tops (Not Owned)

192	641,264	$5,961,017	$9.32	99.7%	Dick’s Sporting Goods, Inc (2008), Wal-Mart (2013), Sam’s Club (2013), Tops Markets (2013), Bed Bath & Beyond (2014), Old Navy (2009), Staples (2011), Barnes & Noble (2011), T.J. Maxx (2007), Michaels (2010)
193	229,607	$2,010,140	$8.75	100%	Target Stores (2015), A.J. Wright (2012), OfficeMax (2012)
194	133,940	$1,492,266	$13.98	79.7%	Regal Cinema (2017), Office Depot (2012)
195	82,196	$848,097	$10.72	96.3%	Marshall’s (2009)

196	57,498	$769,500	$13.38	100%	Tops Markets (2023)

197	26,500	$609,500	$23.00	100%	Borders (2015)

198	174,438	$1,230,349	$7.51	93.9%	Dick’s Sporting Goods, Inc. (2015)
199	347,202	$2,399,258	$7.04	98.1%	MovieLand 8 Theatres (2019), Tops Markets (2019), Value City Furniture (2009), M & T Bank (2007), Wal-Mart (2017), Home Depot (Not Owned)
200	152,457	$1,760,819	$11.55	100%

201	381,193	$4,281,066	$12.20	92%	Marshall’s (2009), OfficeMax (2005), Sam’s Club (2024), Circuit City (2016), Jo-Ann Fabrics and Crafts (2015)
202	68,002	$644,420	$10.85	87.3%	Media Play (2010)

203	255,964	$2,116,974	$8.51	97.1%	Office Depot (2009), Linens ’N Things (2015), Michaels (2013), Target Stores (2015)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

204	Chili, NY (K-mart)	Chili Plaza 800 Paul Road	14606	SC	Fee		1998	2004	100%
205	Cicero, NY (Bear Rd)	Bear Road Plaza 709-729 North Main Street	13212	SC	Fee		1978	2004	100%
206	Clarence, NY (Barnes)	Barnes & Noble 7370 Transit Road	14031	SC	Fee	(3)	1992	2004	14.5%
207	Clarence, NY (Eastgate Plaza)	Eastgate Plaza Transit & Greiner Roads	14031	SC	GL	(3)	1995	2004	14.5%
208	Clarence, NY (Jo-Ann)	Jo-Ann Plaza 4101 Transit Road	14221	SC	Fee	(3)	1994	2004	14.5%
209	Clarence, NY (Premier)	Premier Place 7864-8020 Transit Road	14221	SC	Fee	(3)	1986	2004	14.5%
210	Cortland, NY (Tops Plaza)	Tops Plaza-Cortland 3836 Route 281	13045	SC	Fee		1995	2004	100%
211	Dansville, NY (Tops)	Tops Plaza-Dansville 23-65 Franklin Street	14437	SC	Fee		2001	2004	100%
212	Depew, NY	Tops Plaza-Depew 5175 Broadway	14043	SC	Fee		1980	2004	100%
213	Dewitt, NY (Dewitt Commons)	Marshall’s Plaza 3401 Erie Boulevard East	13214	SC	Fee		2001	2004	100%
214	Dewitt, NY (Michael’s/Chuck E C)	Michael’s-Dewitt 3133 Erie Boulevard	13214	SC	Fee		2002	2004	100%
215	Elmira, NY (Tops Plaza)	Tops Plaza-Elmira Hudson Street	14904	SC	Fee	(3)	1997	2004	10%
216	Gates, NY (Westgate Plaza)	Westgate Plaza 2000 Chili Avenue	14624	SC	Fee		1998	2004	100%
217	Greece, NY	West Ridge Plaza 3042 West Ridge Road	14626	SC	Fee		1993	2004	100%
218	Hamburg, NY (BJ’s)	BJ’s Plaza 4408 Milestrip Road	14075	SC	GL		1990	2004	100%
219	Hamburg, NY (Dicks- McKinley)	McKinley Place 3701 McKinley Parkway	14075	SC	Fee		1990	2004	100%
220	Hamburg, NY (Hamburg Village)	Hamburg Village Square 140 Pine Street	14075	SC	Fee		1960	2004	100%
221	Hamburg, NY (Home Depot)	Home Depot Plaza 4405 Milestrip Road	14219	SC	GL		1999	2004	100%
222	Hamburg, NY (Milestrip)	McKinley Milestrip Center 3540 McKinley Parkway	14075	SC	Fee		1999	2004	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

204	116,868	$748,189	$6.02	100%	Sears, Roebuck and Co. (2019)

205	59,483	$510,946	$8.59	100%

206	16,030	$304,249	$18.98	100%

207	460,716	$3,963,721	$8.89	96.8%	Wal-Mart (2015), Dick’s Sporting Goods, Inc. (2011), Linens ’N Things (2015), Michaels (2010), BJ’S Wholesale Club, Inc. (2021)
208	92,720	$743,588	$8.02	100%	OfficeMax (2009), Jo-Ann Fabrics & Crafts (2015), Big Lots (2015), Home Depot (Not Owned)
209	142,536	$1,397,787	$10.17	96.4%	Premier Liquors (2010), Stein Mart (2008)
210	134,223	$1,688,442	$12.58	100%	Staples (2032), Tops Markets (2016)
211	62,400	$626,969	$10.15	99%	Tops Markets (2051), Blockbuster (2014)
212	148,245	$1,437,720	$9.90	98%	Tops Markets (2016), Big Lots B (2011)
213	318,809	$2,387,376	$9.43	79.4%	Toys R Us (2018), Marshall’s (2019), Bed Bath & Beyond (2018), A.C. Moore (2014), Syracuse Orthopedic Specialist (2017)
214	49,713	$570,166	$11.47	100%	Michaels (2010)

215	98,330	$1,117,100	$11.36	100%

216	327,809	$3,133,458	$9.61	99.4%	Wal-Mart (2021), Staples the Office Superstore (2015)
217	75,916	$799,191	$10.53	100%	PetsMart (2008), Jo-Ann Fabrics & Crafts (2015)
218	175,965	$1,680,083	$9.55	100%	OfficeMax (2010), BJ’s Wholesale Club (2010)
219	128,944	$1,413,676	$11.33	96.7%	Dick’s Sporting Goods (2011), Rosa’s Home Store (2009)
220	92,717	$871,467	$10.60	88.7%

221	139,413	$1,506,174	$10.80	100%	Home Depot (2012)

222	106,774	$1,346,637	$12.61	100%	Old Navy (2005), Jo-Ann Fabrics & Crafts (2015)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

223	Hamburg, NY (Tops)	South Park Plaza-Tops 6150 South Park Avenue	14075	SC	Fee	(3)	1990	2004	10%
224	Hamlin, NY (Tops Plaza)	Tops Plaza-Hamlin 1800 Lake Road	14464	SC	Fee	(3)	1997	2004	10%
225	Irondequoit, NY (Culver Ridge)	Culver Ridge Plaza 2255 Ridge Road East	14622	SC	Fee	(3)	1972	2004	20%
226	Irondequoit, NY (Ridgeview)	Ridgeview Place 1850 Ridge Road East	14617	SC	Fee		2000	2004	100%
227	Ithaca, NY (Tops Plaza)	Tops Plaza-Ithaca 614 — 722 South Meadow	14850	SC	Fee		1990	2004	100%
228	Jamestown, NY	Tops Plaza-Jamestown Washington Street	14702	SC	Fee	(3)	1997	2004	20%
229	Jamestown, NY (Southside)	Southside Plaza 708-744 Foote Avenue	14701	SC	Fee		1980	2004	100%
230	Lancaster, NY (Regal)	Regal Center 6703-6733 Transit Road	14221	SC	Fee	(3)	1997	2004	14.5%
231	Leroy, NY	Tops Plaza-Leroy 128 West Main Street	14482	SC	Fee	(3)	1997	2004	20%
232	Lockport, NY	Wal-Mart/Tops Plaza 5789 & 5839 Transit Rd & Hamm	14094	SC	GL		1993	2004	100%
233	Medina, NY (Tops)	Tops Plaza-Medina 11200 Maple Ridge Road	14103	SC	Fee		1996	2004	100%
234	New Hartford, NY	Consumer Square 4725-4829 Commercial Drive	13413	SC	Fee	(3)	2002	2004	14.5%
235	New Hartford, NY (Tops)	Tops Plaza — Kellogg Rd 40 Kellogg Road	13413	SC	Fee		1998	2004	100%
236	Niagara Falls, NY (Home Depot)	Home Depot Plaza — N. Falls 720 & 750 Builders Way	14304	SC	Fee		1994	2004	100%
237	Niagara Falls, NY (Pine Plaza)	Pine Plaza 8207-8351 Niagara Falls Blvd.	14304	SC	Fee		1980	2004	100%
238	Niagara Falls, NY (Tops- Portage)	Tops Plaza-Portage 1000 Portage Road	14301	SC	Fee		1991	2004	100%
239	Niagara Falls, NY (Wegmans)	Wegmans Plaza 1575-1653 Military Road	14304	SC	Fee		1998	2004	100%
240	Niskayuna, NY	Mohawk Commons 402-442 Balltown Road	12121	SC	Fee		2002	2004	100%
241	North Tonawanda, NY (Mid-City)	Mid-City Plaza 955-987 Payne Avenue	14120	SC	Fee		1960	2004	100%
242	Norwich, NY (Tops)	Tops Plaza-Norwich 54 East Main Street	13815	SC	GL	(3)	1997	2004	10%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

223	84,000	$730,500	$8.70	100%
224	60,488	$492,380	$8.34	97.6%
225	226,812	$2,477,346	$10.92	100%
226	65,229	$743,785	$12.30	92.7%
227	229,320	$3,672,835	$16.02	100%	Tops Markets (2051), Michaels (2013), Barnes & Noble (2018), OfficeMax (2014)
228	98,001	$1,272,966	$12.99	100%
229	63,140	$593,122	$9.39	100%	Quality Market (2017)
230	112,949	$944,047	$8.49	98.4%	Regal Cinema (2017)
231	62,747	$581,515	$9.27	100%
232	296,582	$2,604,135	$8.90	98.7%	Wal-Mart (2015), Tops Markets (2021), Sears Hardware (2006)
233	80,028	$526,400	$6.58	100%	Tops Market (2016)
234	516,801	$5,715,031	$11.93	92.7%	Barnes & Noble (2013), Bed Bath & Beyond (2018), Best Buy (2013), Staples the Office Superstore (2018), Michaels (2013), Wal- Mart (2022), T.J. Maxx (2012)
235	127,740	$1,317,862	$12.47	82.7%	Tops Markets (2018)
236	154,510	$1,461,852	$9.50	99.6%	Home Depot (2019), Regal Cinemas (2019)
237	82,755	$800,529	$10.16	95.2%	OfficeMax (2015)
238	116,903	$1,139,002	$10.42	93.5%	Tops Markets/Eckerd Corp. (2013)
239	122,876	$597,836	$5.96	81.6%	Wegmans (2023)
240	404,994	$4,303,897	$10.96	96.9%
241	212,418	$2,048,826	$11.37	84.8%	Sears, Roebuck & Co. (2006), Tops (2024)
242	85,453	$1,101,525	$12.89	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

243	Olean, NY (Wal-Mart)	Wal-Mart Plaza-Olean 3142 West State Street	14760	SC	Fee		1993	2004	100%
244	Ontario, NY	Tops Plaza-Ontario 6254-6272 Furnance Road	14519	SC	Fee	(3)	1998	2004	20%
245	Orchard Park, NY	Crossroads Centre 3201-3227 Southwestern Blvd	14127	SC	Fee	(3)	2000	2004	20%
246	Plattsburgh, NY	Plattsburgh Consumer Square Rt. 3 — Cornella Road	12901	SC	Fee		1993	2004	100%
247	Rochester, NY (Hen-Jef)	Hen-Jef Plaza 400 Jefferson Rd @ Henriette	14620	SC	Fee		1983	2004	100%
248	Rochester, NY (Panorama)	Panorama Plaza 1601 Penfield Road	14625	SC	Fee	(3)	1959	2004	20%
249	Rochester, NY (Henrietta Plaza)	Henrietta Plaza 1100 Jefferson Road	14467	SC	Fee		1972	2004	100%
250	Rome, NY (Freedom)	Freedom Plaza 205-211 Erie Boulevard West	13440	SC	Fee		1978	2004	100%
251	Springville, NY	Springville Plaza 172-218 South Cascade Drive	14141	SC	Fee		1980	2004	100%
252	Tonawanda, NY (Del-Ton)	Del-Ton Plaza 4220 Delaware Avenue	14150	SC	Fee		1985	2004	100%
253	Tonawanda, NY (Office Depot)	Office Depot Plaza 2309 Eggert Road	14150	SC	Fee		1976	2004	100%
254	Tonawanda, NY (Sher/ Delaware)	Sheridan/Delaware Plaza 1692-1752 Sheridan Drive	14223	SC	Fee		1950	2004	100%
255	Tonawanda, NY (Tops Plaza)	Tops Plaza-Niagara Street 150 Niagara Street	14150	SC	Fee	(3)	1997	2004	10%
256	Tonawanda, NY (Tops/ Gander Mtn)	Youngmann Plaza 750 Young Street	14150	SC	Fee	(3)	1985	2004	10%
257	Utica, NY (Tops Mohawk St.)	Tops Plaza-Utica 1154 Mohawk Street	13501	SC	Fee		1961	2004	100%
258	Victor, NY	Victor Square 2-10 Commerce Drive	14564	SC	Fee		2000	2004	100%
259	Warsaw, NY	Tops Plaza-Warsaw 2382 Route 19	14569	SC	Fee	(3)	1998	2004	20%
260	West Seneca, NY (Home Depot)	Home Depot Plaza 1881 Ridge Road	14224	SC	GL		1975	2004	100%
261	West Seneca, NY (Seneca Ridge)	Seneca Ridge Plaza 3531 Seneca Street	14224	SC	Fee		1980	2004	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

243	285,400	$2,249,634	$8.09	97.4%	Wal-Mart (2014), Eastwynn Theatres, Inc (2014), BJ’s Wholesale Club (2014), Home Depot (Not Owned)
244	77,040	$751,687	$9.76	100%
245	167,805	$1,940,019	$11.56	100%
246	491,506	$3,410,479	$7.09	97.9%	Sam’s Club (2013), Wal-Mart (2013), T.J. Maxx (2013), Pets- Mart (2014), Michaels (2011)
247	159,517	$1,226,189	$9.25	83.1%	City Mattress (2009), Comp USA (2008), PetsMart (2008)
248	278,241	$3,508,971	$12.61	100%
249	245,426	$2,058,997	$8.78	95.6%	Big Lots, Inc. (2010), Office Depot (2009), Tops Markets (2013)
250	161,967	$819,129	$5.06	100%	Staples the Office Superstore (2015), J.C. Penney (2008), Tops Markets (2021)
251	107,924	$902,505	$9.08	92.1%	Tops Markets (2053), Salvation Army (2009)
252	55,473	$357,498	$6.80	94.7%
253	121,846	$1,106,050	$9.93	91.4%	CompUSA Inc., Stores LP. (2010), Office Depot (2011)
254	188,200	$1,263,436	$6.71	100%	The Bon Ton (2010), Bon Ton Home Store (2010), Tops Markets (2020)
255	97,014	$1,235,480	$12.95	98.3%
256	310,921	$2,211,233	$7.29	97.5%
257	191,047	$1,656,386	$12.16	71.3%	A. J. Wright (2014), Tops Markets (2014)
258	56,134	$947,180	$16.87	100%
259	74,105	$712,551	$9.62	100%
260	139,453	$1,336,264	$9.86	97.2%	Home Depot (2016)
261	62,403	$551,570	$10.66	82.9%	Sears, Roebuck & Co. (2006)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

262	Williamsville, NY	Williamsville Placa 5395 Sheridan Drive	14221	SC	Fee		1986	2004	100%
	North Carolina

263	Asheville, NC	River Hills 299 Swannanoa River Road	28805	SC	Fee	(3)	1996	2003	14.5%
264	Durham, NC	Oxford Commons 3500 Oxford Road	27702	SC	Fee		1990	2*	100%
265	Fayetteville, NC	Cross Pointe Centre 5075 Morganton Road	28314	SC	Fee		1985	2003	100%
266	Hendersonville, NC	Eastridge Crossing 200 Thompson Street	28792	SC	GL		1995	2003	100%
267	Indian Trail, NC	Union Town Center-Phase I Independence & Faith Church Ro	28079	SC	Fee		1999	2004	100%
268	Mooresville, NC	Mooresville Consumer Square 355 West Plaza Drive	28117	SC	Fee		1999	2004	100%
269	New Bern, NC	Rivertowne Square 3003 Claredon Blvd	28561	SC	Fee		1989	2*	100%
270	Washington, NC	Pamlico Plaza 536 Pamlico Plaza	27889	SC	Fee		1990	2*	100%
271	Waynesville, NC	Lakeside Plaza 201 Paragon Parkway	28721	SC	Fee		1990	2*	100%
272	Wilmington, NC	University Centre S. College Rd & New Centre Dr.	28403	SC	Fee		1989	2*	100%
	North Dakota

273	Dickinson, ND	Prairie Hills Mall 1681 Third Avenue	58601	MM	Fee		1978	2*	100%
274	Grand Forks, ND	Office Max 2500 S Columbia Road	58201	SC	Fee	(3)	1978	1999	83.75%
	Ohio

275	Ashland, OH	Claremont Plaza US Route 42	44805	SC	Fee		1977	2*	100%
276	Ashtabula, OH (Tops)	Tops Plaza-Ashtabula 1144 West Prospect Road	44004	SC	Fee		2000	2004	100%
277	Aurora, OH	Barrington Town Square 70-130 Barrington Town Square	44202	SC	Fee		1996	1*	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

262	92,382	$1,113,196	$13.12	91.8%

263	190,970	$1,989,799	$10.42	100%	Goody’s (2007), Carmike Cinemas (2017), 2092 Circuit City (2017), Dick’s Sporting Goods (2017), Michaels (2008), OfficeMax (2011)
264	213,934	$1,164,497	$6.22	87.5%	Food Lion (2010), Burlington Coat Factory (2007), Wal-Mart (Not Owned)
265	196,279	$1,530,534	$7.93	98.4%	Dev Rlty (AcMre/Circcty/Stpls) (2012), T.J. Maxx (2006), Bed Bath and Beyond (2014)
266	47,530	$231,772	$5.82	83.7%	Ingles (2009)

267	91,400	$875,082	$11.09	86.3%	Food Lion (2020)

268	447,946	$3,666,637	$9.16	89.4%	Wal-Mart (2019), Goody’s (2010)

269	68,130	$592,213	$8.83	98.5%	Goody’s (2007), Wal-Mart (Not Owned)
270	93,527	$441,933	$5.05	93.6%	Wal-Mart (2009), Wal-Mart (Not Owned)
271	181,894	$1,166,919	$6.42	100%	Wal-Mart (2011), Food Lion (2011)
272	410,491	$3,237,528	$9.03	87.2%	Barnes & Noble (2007), Lowe’s Home Center (2014), Old Navy (2006), Bed Bath & Beyond (2012), Ross Dress For Less (2012), Goody’s (2005), Badcock Furniture (2014), Sam’s Club (Not Owned)

273	266,502	$1,079,836	$4.48	90.4%	K-Mart (2008), Herberger’s (2005), J.C. Penney (2008)
274	31,812	0	$0.00	0%

275	110,505	$72,234	$2.68	24.4%	Tractor Supply (2010)

276	57,874	$898,312	$15.52	100%	Tops Markets (2021)

277	64,700	$1,277,463	$12.11	95.3%	Marquee Cinemas (Not Owned), Heinen’s (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

278	Bellefontaine, OH	South Main Street Plaza 2250 South Main Street	43311	SC	Fee		1995	1998	100%
279	Boardman, OH	Southland Crossing I-680 & US Route 224	44514	SC	Fee		1997	1*	100%
280	Canton, OH (Phase I & II)	Belden Park Crossings 5496 Dressler Road	44720	SC	Fee	(3)	1995	1*	14.5%
281	Chillicothe, OH	Chillicothe Place 867 N Bridge Street	45601	SC	GL	(3)	1974	2*	20%
282	Chillicothe, OH (Lowes)	Chillicothe Place (Lowes) 867 N Bridge Street	45601	SC	Fee		1974	2*	100%
283	Cincinnati, OH	Glenway Crossing 5100 Glencrossing Way	45238	SC	Fee		1990	2*	100%
284	Cleveland, OH (West 65th)	K-Mart Plaza — West 65th 3250 West 65th Street	44102	SC	Fee		1977	2*	100%
285	Columbus, OH (Consumer Square)	Consumer Square West 3630 Soldano Blvd	43228	SC	Fee		1989	2004	100%
286	Columbus, OH (Dublin Village)	Dublin Village Center 6561-6815 Dublin Center Drive	43017	SC	Fee	(3)	1987	1998	80.01%
287	Columbus, OH (Easton Market)	Easton Market 3740 Easton Market	43230	SC	Fee		1998	1998	100%
288	Columbus, OH (Lennox Town)	Lennox Town Center 1647 Olentangy River Road	43212	SC	Fee	(3)	1997	1998	50%
289	Columbus, OH (Sun Center)	Sun Center 3622-3860 Dublin Granville Rd	43017	SC	Fee	(3)	1995	1998	79.45%
290	Dublin, OH (Perimeter Center)	Perimeter Center 6644-6804 Perimeter Loop Road	43017	SC	Fee		1996	1998	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

278	52,399	$432,292	$8.25	100%	Goody’s Store (2010), Staples (2010)
279	506,254	$4,090,327	$8.18	97.5%	Lowe’s Companies (2016), Babies R Us (2009), Staples Store (2012), Dicks Clothing & Sporting (2012), Wal-Mart (2017), PetsMart (2013), Giant Eagle, Inc (2018)
280	478,106	$4,946,630	$10.54	98.2%	American Signature (2011), H.H. Gregg Appliances (2011), Jo-Ann Stores (2008), PetsMart (2013), Dick’s Clothing & Sporting (2010), DSW Shoe Warehouse (2012), Kohl’s Department Store (2016), Target (Not Owned)
281	105,512	$1,012,509	$9.60	100%	Kroger (2041), OfficeMax (2013)
282	130,497	$822,132	$6.30	100%	Lowe’s Home Centers (2015)
283	235,433	$1,941,952	$10.44	79%	Winn Dixie Stores (2010), Michaels (2006)
284	49,420	$287,689	$5.82	100%	Great A & P Tea (2007), K-Mart (Not Owned)
285	356,515	$2,341,325	$7.39	88.9%	OfficeMax (2010), Kroger Store (2014), Target Stores (2011)
286	326,912	$1,664,211	$11.79	43.2%	AMC Theatre (2007), Max Sports Center (2006), BJ’s Wholesale Club (Not Owned)
287	509,611	$6,167,726	$12.10	100%	CompUSA, Inc (2013), Staples, Inc. (2013), PetsMart, Inc. (2015), Golfsmith Golf Center (2013), Michaels (2008), Galyan’s (2013), DSW Shoe Warehouse (2012), Kittle’s Home Furnishings (2012), Bed Bath & Beyond (2014), T.J. Maxx (2008)
288	352,913	$3,344,654	$9.48	100%	Target (2016), Barnes & Noble (2007), Staples (2011), AMC Theatres Lennox (2021)
289	305,428	$3,473,945	$11.37	100%	Babies R Us (2011), Michaels (2013), Rhodes Furniture (2012), Stein Mart (2007), Big Bear (2016), Staples (2010)
290	137,556	$1,512,999	$11.00	100%	Giant Eagle (2014)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

291	Elyria, OH	Elyria Shopping Center 825 Cleveland	44035	SC	Fee		1977	2*	100%
292	Gallipolis, OH	Gallipolis Marketplace 2145 Eastern Avenue	45631	SC	Fee		1998	2003	100%
293	Grove City, OH (Derby Square)	Derby Square Shopping Center 2161-2263 Stringtown Road	43123	SC	Fee	(3)	1992	1998	20%
294	Hamilton, OH	H.H. Gregg 1371 Main Street	43450	SC	Fee		1986	1998	100%
295	Hillsboro, OH	Hillsboro Shopping Center 1100 North High Street	45133	SC	Fee		1979	2*	100%
296	Huber Hts., OH	North Heights Plaza 8280 Old Troy Pike	45424	SC	Fee		1990	2*	100%
297	Lebanon, OH	Countryside Place 1879 Deerfield Road	45036	SC	Fee		1990	2*	100%
298	Macedonia, OH	Macedonia Commons Macedonia Commons Blvd.	44056	SC	Fee	(3)	1994	1994	50%
299	Macedonia, OH (Phase II)	Macedonia Commons (Phase II) 8210 Macedonia Commons	44056	SC	Fee		1999	1*	100%
300	North Olmsted, OH	Great Northern Plaza North 25859-26437 Great Northern	44070	SC	Fee	(3)	1958	1997	14.5%
301	Pataskala, OH	Village Market/Rite Aid Center 78-80 Oak Meadow Drive	43062	SC	Fee		1980	1998	100%
302	Pickerington, OH	Shoppes At Turnberry 1701-1797 Hill Road North	43147	SC	Fee		1990	1998	100%
303	Solon, OH	Uptown Solon Kruse Drive	44139	SC	Fee		1998	1*	100%
304	Stow, OH	Stow Community Shopping Center Kent Road	44224	SC	Fee		1997	1*	100%
305	Tiffin, OH	Tiffin Mall 870 West Market Street	44883	MM	Fee		1980	2*	100%
306	Toledo, OH	Springfield Commons Shopping S. Holland-Sylvania Road	43528	SC	Fee	(3)	1999	1*	20%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

291	150,200	$521,970	$7.44	46.7%	Tops Markets (2010)

292	25,950	$302,094	$13.16	88.4%	Wal-Mart (Not Owned)

293	128,210	$777,358	$14.61	41.5%

294	40,000	$230,000	$5.75	100%	Roundy’s (2006)

295	58,564	$168,771	$6.34	45.5%	Bob & Carl’s (Not Owned)

296	163,819	$1,436,946	$10.05	87.2%	Cub Foods (2011), Wal-Mart (Not Owned)
297	17,000	$174,484	$10.26	100%	Wal-Mart (Not Owned), ERB Lumber (Not Owned)
298	233,639	$2,804,179	$11.11	98.4%	First Natl. Supermarkets (2018), Kohl’s (2016), Wal-Mart (Not Owned)
299	169,481	$1,601,734	$9.45	100%	Cinemark (2019), Home Depot (2020)
300	624,480	$7,681,969	$12.75	96.1%	Bed Bath & Beyond, Inc. (2012), PetsMart (2008), Home Depot (2019), K & G Men’s Company, Inc. (2008), Jo-Ann Stores (2009), Marc’s (2012), CompUSA Inc. (2008), Best Buy (2010), Marshall’s (2006), Kronheims Furniture (2012), Top’s Supermarket (Not Owned)
301	33,270	$194,600	$5.85	100%	Cardinal (Gardners/Lancaster) (2007)
302	59,495	$673,091	$14.45	75.8%

303	183,288	$2,642,366	$15.77	91.4%	Mustard Seed Mkt & Cafe (2019), Bed Bath and Beyond (2009), Borders (2018)
304	404,480	$2,925,915	$7.28	99.3%	K-Mart (2006), Bed Bath and Beyond (2011), Giant Eagle, Inc. (2017), Kohl’s (2019), Office Max (2011), Borders Outlet (2003), Target (Not Owned)
305	180,969	$805,817	$6.54	68.1%	Marquee Cinemas (2018), J.C. Penney (2010)
306	241,129	$2,744,714	$10.90	99.1%	Kohl’s (2019), Gander Mountain, L.L.C. (2014), Bed Bath & Beyond (2010), Old Navy (2005), Babies R Us (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

307	Toledo, OH (Dicks)	Dick’s Sporting Goods 851 W Alexis Road	43612	SC	Fee		1995	2004	100%
308	Westlake, OH	West Bay Plaza 30100 Detroit Road	44145	SC	Fee		1974	2*	100%
309	Wilmington, OH	South Ridge Shopping Center 1025 S South Street	45177	SC	Fee		1977	2*	100%
310	Xenia, OH	West Park Square 1700 West Park Square	45385	SC	Fee		1994	1*	100%
	Oregon

311	Portland, OR	Tanasbourne Town Center NW Evergreen Pkwy & NW Ring Rd	97006	SC	Fee	(3)	1995	1996	50%
	Pennsylvania

312	Allentown, PA (West)	West Valley Marketplace 1091 Mill Creek Road	18106	SC	Fee		2001	2003	100%
313	E. Norriton, PA	K-mart Plaza 2692 Dekalb Pike	19401	SC	Fee		1975	2*	100%
314	Erie (Peachstreet), PA	Peach Street Square 1902 Keystone Drive	16509	SC	GL		1995	1*	100%
315	Erie, PA (Market)	Erie Marketplace 6660-6750 Peach Street	16509	SC	Fee	(3)	2003	2003	14.50%
316	Erie, PA (Tops-Erie)	Tops Plaza-Erie 1520 West 25th Street	16505	SC	Fee		1995	2004	100%
317	Hanover, PA (BJ’s)	BJ’s-Hanover 1785 Airport Road South	18109	SC	Fee		1991	2004	100%
318	Monaca, PA	Township Marketplace 115 Wagner Road	15061	SC	GL	(3)	1999	2003	14.50%
319	Monaca, PA (Cinemark)	Township Marketplace 115 Wagner Road	15061	SC	Fee		1999	2003	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

307	80,160	$501,000	$6.25	100%	Dick’s Sporting Goods (2016)
308	162,330	$1,350,853	$8.32	100%	Marc’s (2009), K-Mart (2009)
309	55,130	$229,424	$5.45	76.3%	Community Markets (2013)
310	104,873	$816,231	$8.16	86%	Kroger (2019), Wal-Mart (Not Owned)
311	309,617	$5,112,337	$17.00	97.1%	Barnes & Noble (2011), Office Depot (2010), Haggan’s (2021), Linens ’N Things (2017), Ross Dress For Less (2008), Michaels (2009), Nordstrom (Not Owned), Target (Not Owned), Mervyn’s (Not Owned)
312	241,077	$2,312,117	$9.59	100%	Wal-Mart (2021)
313	173,876	$1,223,809	$6.99	94.7%	K-Mart (2005), Big Lots (2010)
314	557,769	$5,033,255	$8.61	100%	Lowe’s Home Ctr (2015), Media Play (2011), Kohl’s (2016), Wal-Mart (2015), Cinemark (2011), PetsMart (2015), Circuit City SuperStore (2020), Home Depot (Not Owned)
315	107,537	$1,066,739	$9.27	100%	Marshall’s (2013), Bed Bath & Beyond (2013), Babies R Us (2015), Target (Not Owned)
316	99,631	$1,250,882	$12.56	100%	Tops Markets (B) (2016)
317	112,230	$784,631	$6.99	100%	BJ’s Wholesale Club (2011)
318	253,110	$1,996,910	$7.89	100%	Lowe’s (2027), Shop ’N Save (2019)
319	38,000	$617,500	$16.25	100%	Cinemark (2019)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

	South Carolina

320	Camden, SC	Springdale Plaza 1671 Springdale Drive	29020	SC	Fee		1990	2*	100%
321	Charleston, SC	Ashley Crossing 2245 Ashley Crossing Drive	29414	SC	Fee		1991	2003	100%
322	Columbia, SC (Harbison)	Harbison Court Harbison Blvd	29212	SC	Fee	(3)	1991	2002	14.5%
323	Mt. Pleasant, SC	Wando Crossing 1500 HighWay 17 North	29465	SC	Fee		1992	1995	100%
324	N. Charleston, SC	North Pointe Plaza 7400 Rivers Avenue	29406	SC	Fee		1989	2*	100%
325	N. Charleston, SC (N Charl Ctr)	North Charleston Center 5900 Rivers Avenue	29406	SC	Fee		1980	2004	100%
326	Orangeburg, SC	North Road Plaza 2795 North Road	29115	SC	Fee		1994	1995	100%
327	S. Anderson, SC	Crossroads Plaza 406 Highway 28 By-Pass	29624	SC	Fee		1990	1994	100%
328	Simpsonville, SC	Fairview Station 621 Fairview Road	29681	SC	Fee		1990	1994	100%
329	Union, SC	West Towne Plaza U.S. Hwy 176 By-Pass #1	29379	SC	Fee		1990	1993	100%
	South Dakota

330	Watertown, SD	Watertown Mall 1300 9th Avenue	56401	MM	Fee		1977	2*	100%
	Tennessee

331	Brentwood, TN	Cool Springs Pointe I-65 and Moore’s Lane	37027	SC	Fee		1999	2000	100%
332	Chattanooga, TN	Overlook at Hamilton Place 2288 Gunbarrel Road	37421	SC	Fee		1992	2003	100%
333	Columbia, TN	Columbia Square 845 Nashville Highway	38401	SC	Fee	(3)	1993	2003	10%
334	Farragut, TN	Farragut Pointe 11132 Kingston Pike	37922	SC	Fee	(3)	1991	2003	10%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

320	180,127	$1,196,149	$6.70	99.1%	Winn Dixie Stores (2011), Belk (2015), Wal-Mart Super Center (Not Owned)
321	188,883	$1,470,324	$7.71	94.4%	Food Lion (2011), Wal-Mart (2011)
322	252,689	$2,452,124	$11.15	87.1%	Barnes & Noble (2011), Ross Dress For Less (2014), Marshall’s (2007), OfficeMax (2011), Babies ‘R’ Us (Not Owned)
323	209,139	$1,984,144	$10.02	94.7%	Piggly Wiggly (2012), Office Depot (2010), T.J. Maxx (2007), Marshall’s of MA, Inc. (2011), Wal-Mart (Not Owned)
324	294,471	$2,060,287	$7.00	100%	Wal-Mart (2009), OfficeMax (2007), Helig Meyers (Not Owned), Service Merchandise (Not Owned)
325	235,501	$1,396,966	$7.58	78.3%	Babies R Us (2005), Big Lots (2009)
326	50,760	$524,714	$10.34	100%	Goody’s (2008), Wal-Mart (Not Owned)
327	26,050	$94,462	$4.28	84.6%
328	142,133	$877,174	$6.17	100%	Ingles Markets (2011), Kohl’s Department Stores (2015)
329	184,331	$959,734	$5.46	95.4%	Wal-Mart (2009), Belk Stores Services, Inc. (2010), Winn Dixie Stores (2010)
330	285,372	$1,248,660	$7.09	61.7%	Herberger’s (2009), J.C. Penney (2008), Hy-Vee SuperMarket (Not Owned)
331	201,516	$2,466,112	$13.36	91.6%	Best Buy (2014), Ross Dress For Less (2015), Linens ’N Things (2014), DSW Shoe Warehouse (2008)
332	214,918	$1,659,550	$8.62	89.5%	Best Buy (2014), Hobby Lobby (2014), Fresh Market (2014)
333	68,948	$493,343	$7.80	91.7%	Kroger (2022)
334	71,311	$525,567	$7.78	94.7%	Bi-Lo (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

335	Goodlettsville, TN	Northcreek Commons 101-139 Northcreek Boulevard	37072	SC	Fee	(3)	1987	2003	20%
336	Hendersonville, TN	Hendersonville Lowe’s 1050 Lowe’s Road	37075	SC	Fee		1999	2003	100%
337	Memphis, TN	Country Bridge 9020 US Highway 64	38002	SC	Fee		1993	2003	100%
338	Murfreesboro, TN (Memorial)	Memorial Village 710 Memorial Boulevard	37130	SC	Fee		1993	2003	100%
339	Murfreesboro, TN (Towne)	Towne Centre Old Fort Parkway	37129	SC	Fee	(3)	1998	2003	14.5%
340	Nashville, TN	The Marketplace Charlotte Pike	37209	SC	Fee	(3)	1998	2003	14.5%
	Texas

341	Austin, TX	Shops At Tech Ridge Center Ridge Drive	78728	SC	Fee	(3)	2003	2003	24.75%
342	Frisco, TX	Frisco Marketplace 7010 Preston Road	75035	SC	Fee		2003	2003	100%
343	Ft. Worth, TX	Eastchase Market SWC Eastchase Pkwy & I-30	76112	SC	Fee	(3)	1995	1996	50%
344	Ft. Worth, TX (Fossil Creek)	Fossil Creek Western Center Blvd	76137	SC	Fee		1991	2002	100%
345	Irving, TX	MacArthur Marketplace Market Place Boulevard	75063	SC	Fee		2004	2003	100%
346	Lewisville, TX (Lakepointe)	Lakepointe Crossings S Stemmons Freeway	75067	SC	Fee	(3)	1991	2002	14.5%
347	McKinney, TX	McKinney Marketplace US Hwy 75 & El Dorado Pkwy	75070	SC	Fee		2000	2003	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

335	84,441	$726,207	$8.60	100%	Kroger (2012)

336	133,144	$1,222,439	$9.18	100%	Lowe’s (2019)

337	64,223	$543,385	$8.92	94.8%	Kroger (2012)

338	117,750	$726,764	$6.49	95%	Murfreesboro Athletic Club (2014)

339	108,180	$1,299,330	$12.01	100%	T.J. Maxx (2008), Books-A-Million (2009), Lowe’s (Not Owned), Toys R Us (Not Owned), Target (Not Owned)
340	167,795	$1,639,263	$9.77	100%	Lowe’s (2019), Wal-Mart (Not Owned)

341	271,139	$4,112,163	$14.56	100%	Ross Dress For Less (2014), Linens ’N Things (2014), Hobby Lobby (2018), Ultimate Electronics (2019), Toys R Us (Not Owned), Super Target (Not Owned)
342	15,359	$576,241	$18.39	98.3%	Kohl’s (Not Owned)

343	205,017	$1,980,999	$13.75	71.9%	United Artists Theatre (2012), PetsMart (2011), Ross Dress For Less (2006), Target (Not Owned), Toys R Us (Not Owned), Office Depot (Not Owned)
344	68,515	$831,435	$16.58	73.2%

345	147,010	$2,504,624	$14.11	98.4%	Marquee Cinema (2018), Office Max (2014), Kohl’s (Not Owned), Sam’s Club (Not Owned), Wal-Mart (Not Owned)
346	311,039	$3,179,320	$10.22	100%	99 Cents Only Store (2009), The Roomstore (2007), PetsMart (2009), Best Buy (2010), Academy Sports (2016), Mardel Christian Bookstore (2012), Toys R Us (Not Owned), Conn’s Appliance (Not Owned), Garden Ridge (Not Owned)
347	118,970	$1,261,803	$10.79	98.3%	Kohl’s (2021), Albertson’s (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of				DDR
			Zip	Property	Ownership	Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest

348	Mesquite, TX	The Marketplace At Town Center Southbound Frontage Rd I 635	75150	SC	Fee	2001	2003	100%
349	San Antonio, TX (Bandera Pt)	Bandera Point North State Loop 1604/Bandera Road	78227	SC	Fee	2001	1*	100%
	Utah

350	Logan, UT	Family Place @ Logan 400 North Street	84321	SC	Fee	1975	1998	100%
351	Midvale, UT	Family Center At Fort Union 50 900 East Ft Union Blvd	84047	SC	Fee	1973	1998	100%
352	Ogden, UT	Family Center At Ogden 5-Point 21-129 Harrisville Road	84404	SC	Fee	1977	1998	100%
353	Orem, UT	Family Center At Orem 1300 South Street	84058	SC	Fee	1991	1998	100%
354	Riverdale, UT	Family Center At Riverdale 510 1050 West Riverdale Road	84405	SC	Fee	1995	1998	100%
355	Salt Lake City, UT (33rd)	Family Place @ 33rd South 3300 South Street	84115	SC	Fee	1978	1998	100%
356	Taylorsville, UT	Family Center At Midvalley 503 5600 South Redwood	84123	SC	Fee	1982	1998	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

348	164,625	$2,283,544	$13.35	100%	Ultimate Electronics (2018), Linens ’N Things (2013), Michaels (2012), Ross Dress For Less (2013), Kohl’s (Not Owned)
349	278,727	$4,179,112	$14.23	97.6%	T.J. Maxx (2011), Linens ’N Things (2012), Old Navy (2006), Ross Dress For Less (2012), Barnes & Noble (2011), Kohl’s (Not Owned), Target (Not Owned), Lowe’s (Not Owned)

350	19,200	$97,560	$13.55	37.5%	Rite Aid (Not Owned)

351	661,469	$6,762,206	$10.78	94.8%	Wal-Mart (Not Owned) (2015), Babies R Us (2014), Office Max (2007), Smith’s Food & Drugs (2024), Media Play (2016), Bed Bath & Beyond (2014), Ross Dress For Less (2011), Wal-Mart (2015)
352	162,316	$760,851	$5.61	83.6%	Harmons (2012)

353	150,667	$1,552,954	$10.31	100%	Kids R Us (2011), Media Play (2015), Office Depot (2008), Jo-Ann Fabrics and Crafts (2012), R.C. Willey (Not Owned), Toys R Us (Not Owned)
354	590,313	$4,622,846	$8.02	95.7%	Target Superstore (2017), Meier & Frank (2011), OfficeMax (2008), Gart Sports (2012), Sportman’s Warehouse (2009), Media Play (2016), Circuit City (2016)
355	35,459	$230,932	$8.90	73.2%

356	744,770	$7,094,224	$10.93	87.1%	Media Play (2015), Office Max (2008), Circuit City (2016), PetsMart (2012), Shopko (2014), Jo-Ann Stores (2015), Gart Sports (2017), 24 Hour Fitness (2017), Bed Bath & Beyond (2015), Ross Dress For Less (2014), Harmons Superstore (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of					DDR
			Zip	Property	Ownership		Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest		Developed	Acquired	Interest

	Vermont

357	Berlin, VT	Berlin Mall 282 Berlin Mall Rd., Unit #28	05602	MM	Fee		1986	2*	100%
	Virginia

358	Chester, VA	Bermuda Square 12607-12649 Jefferson Davis	23831	SC	Fee		1978	2003	100%
359	Fairfax, VA	Fairfax Towne Center 12210 Fairfax Towne Center	22033	SC	Fee	(3)	1994	1995	14.5%
360	Lynchburg, VA	Candlers Station 3700 Candlers Mountain Road	24502	SC	Fee		1990	2003	100%
361	Lynchburg, VA (Fairview)	Fairview Square 2215 Florida Avenue	24501	SC	Fee		1992	2004	100%
362	Martinsville, VA	Liberty Fair Mall 240 Commonwealth Boulevard	24112	MM	Fee	(3)	1989	2*	50%
363	Midlothian, VA	Genito Crossing Hull Street Road	23112	SC	Fee		1985	2003	100%
364	Pulaski, VA	Memorial Square 1000 Memorial Drive	24301	SC	Fee		1990	2*	100%
365	Winchester, VA	Apple Blossom Corners 2190 S. Pleasant Valley	22601	SC	Fee	(3)	1990	2*	20%
	Washington

366	Everett, WA	Puget Park 520 128th Street SW	98204	SC	Fee	(3)	1981	2001	20%
367	Kirkland, WA	Totem Lakes Totem Lakes Boulevard	98034	SC	Fee	(3)	1999	2004	20%
	West Virginia

368	Barboursville, WV	Office Max Center 5-13 Mall Road	25504	SC	GL		1985	1998	100%
	Wisconsin

369	Brookfield, WI (SW)	Shoppers World of Brookfield North 124th Street and West CA	53005	SC	Fee		1967	2003	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

357	174,515	$1,576,219	$9.07	99.6%	Wal-Mart (2014), J.C. Penney (2009)

358	116,310	$1,218,626	$10.48	100%	Ukrop’s (2008)

359	253,297	$4,293,302	$17.88	94.8%	Safeway (2019), T.J. Maxx (2009), Tower Records (2009), Bed Bath & Beyond (2010), United Artists (2014)
360	275,765	$2,097,407	$8.39	90.7%	Goody’s (2006), Movies 10 (2015), Circuit City (2009), Staples (2013), T.J. Maxx (2009), Toys R Us (Not Owned)
361	87,209	$338,376	$6.38	60.9%	Food Lion (2012)

362	435,057	$2,785,973	$7.03	91.1%	Goody’s (2006), Belk/Leggetts (2009), J.C. Penney (2009), Sears (2009), OfficeMax (2012), Kroger (2017)
363	79,407	$709,320	$9.21	97%	Food Lion (2005)

364	143,299	$886,566	$6.34	97.6%	Wal-Mart (2011), Food Lion (2011)
365	240,560	$2,379,784	$9.65	100%	Martin’s Food Store (2040), Kohl’s (2018), OfficeMax (2012), Books-A-Million (2008)

366	41,065	$424,381	$13.15	78.6%	Albertson’s (Not Owned)

367	226,188	$2,705,520	$14.80	81.5%	Guitar Center (2007), Ross Dress for Less (2010), CompUSA (2006), Rite Aid (Not Owned)

368	70,900	$383,825	$5.41	100%	Discount Emporium (2006), Goody’s (2014), Value City (Not Owned)

369	190,142	$1,500,185	$7.89	100%	T.J. Maxx (2005), Marshall’s Mega Store (2009), OfficeMax (2010), Burlington Coat Factory (2007)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2004

				Type of				DDR
			Zip	Property	Ownership	Year	Year	Ownership
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest

370	Brown Deer, WI (Center)	Brown Deer Center North Green Bay Road	53209	SC	Fee	1967	2003	100%
371	Brown Deer, WI (Market)	Market Place of Brown Deer North Green Bay Road	53209	SC	Fee	1989	2003	100%
372	Milwaukee, WI	Point Loomis South 27th Street	53221	SC	Fee	1962	2003	100%
373	West Allis, WI (West)	West Allis Center West Cleveland Ave. and S. 108	53214	SC	Fee	1968	2003	100%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Company
	Owned		Average
	Gross	Total	Base Rent
	Leasable	Annualized	(Per SF)	Percent
	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

370	266,716	$1,935,066	$7.26	100%	Kohl’s (2023), Michaels (2012), OfficeMax (2005), T.J. Maxx/Burlington (2008), Old Navy (2012)
371	143,372	$1,029,892	$7.77	92.5%	Marshall’s Mega Store (2009), Pick ’N Save (2005)
372	160,533	$707,571	$4.41	100%	Kohl’s (2007), Pick ’N Save (2007)
373	246,081	$1,419,859	$5.47	100%	Kohl’s (2008), Marshall’s Mega Store (2009), Pick ’N Save (2008)

1*	Property developed by the Company.

2*	Original IPO Property.

(1)	“SC” indicates a power center or a community shopping center, “LC” indicates a lifestyle center and “MM” indicates an enclosed mini-mall.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2004.

(3)	One of the one hundred-three (103) properties owned through joint ventures (not including two of which were consolidated by the Company at December 31, 2004) which serve as collateral for joint venture mortgage debt aggregating approximately $1,803.4 million (of which the Company’s proportionate share is $420.8 million) as of December 31, 2004 and which is not reflected in the consolidated indebtedness.

Developers Diversified Realty Corporation

Service Merchandise Property List at December 31, 2004

									Company-
									Owned
				Type of				DDR	Gross	Total	Average
			Zip	Property	Ownership	Year	Year	Ownership	Leasable	Annualized	Base Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased

	Alabama

1	Huntsville, AL	930A Old Monrovia Road	35806	SC	Fee	1984	2002	24.63%	54,200	$350,000	$7.00	92.3%
	Arizona

2	Glendale, AZ	10404 North 43rd Street	85302	SC	Fee	1984	2002	24.63%	51,933	$0	$0.00	0%
3	Mesa, AZ	1360 West Southern Avenue	85202	SC	Fee	1984	2002	24.63%	51,735	$0	$0.00	0%
4	Mesa, AZ	6233 East Southern Blvd.	85206	SC	Fee	1991	2002	24.63%	53,312	$712,634	$13.37	100%
	California

5	San Francisco, CA	180 East El Camino Real	94080	SC	Lease	1982	2002	24.63%	45,416	$238,434	$5.25	100%
	Connecticut

6	Danbury, CT	67 Newton Road	06810	SC	Lease	1978	2002	24.63%	51,750	$286,925	$10.87	51%
7	Manchester, CT	1520 Pleasant Valley Rd.	06040	SC	GL	1993	2002	24.63%	49,905	$485,844	$9.74	100%
	Delaware

8	Dover, DE	1380 North Dupont Highway	19901	SC	Fee	1992	2002	24.63%	50,001	$352,047	$7.04	100%
	Florida

9	Bradenton, FL	825 Cortez Road West	34207	SC	Lease	1995	2002	24.63%	53,638	$274,385	$5.12	100%
10	Ocala, FL	Shady Oaks Shopping Cntr 2405 Southwest 27th Avenue	32671	SC	Lease	1981	2002	24.63%	54,816	$286,732	$5.23	100%
11	Orlando, FL*	7175 West Colonial Drive	32818	SC	Fee	1989	2002	24.63%	51,550	$0	$0.00	0%
12	Pembroke Pines, FL	11251 Pines Blvd.	33026	SC	Fee	1994	2002	24.63%	50,000	$506,116	$10.12	100%
13	Pensacola, FL	7303 Plantation Road	32504	SC	Fee	1976	2002	24.63%	24,618	$0	$0.00	0%
14	St. Petersburg, FL	2500 66th Street North	33710	SC	Fee	1975	2002	24.63%	69,282	$408,912	$12.00	49.2%
15	Stuart, FL	3257 N. W. Federal Highway	34957	SC	GL	1989	2002	24.63%	50,000	$427,968	$8.56	100%
16	Tampa, FL	Hillsborough Galleria 4340 Hillsborough Avenue	33614	SC	Fee	1989	2002	24.63%	50,246	$0	$0.00	0%
17	West Melbourne, FL*	1557 West New Haven Avenue	34773	SC	Lease	1984	2002	24.63%	26,317	$0	$0.00	0%
	Georgia

18	Duluth, GA	2075 Market Street	30136	SC	Fee	1983	2002	24.63%	56,225	$289,559	$5.15	100%
19	Macon, GA	1689 Eisenhower Parkway	31206	SC	Lease	1973	2002	24.63%	80,000	$0	$0.00	0%
20	Morrow, GA	1400 Morrow Industrial Park	30260	SC	Fee	1975	2002	24.63%	57,217	$0	$0.00	0%
	Illinois

21	Burbank, IL	7600 South Lacrosse Avenue	60459	SC	Fee	1984	2002	24.63%	54,000	$0	$0.00	0%
22	Crystal Lake, IL	5561 Northwest Highway	60014	SC	Fee	1989	2002	24.63%	52,797	$161,700	$5.50	55.7%
23	Downers Grove, IL	1508 Butterfield Road	60515	SC	Lease	1973	2002	24.63%	35,943	$420,000	$11.69	100%
24	Lansing, IL	16795 South Torrence Avenue	60438	SC	Fee	1986	2002	24.63%	44,101	$110,489	$7.40	33.9%
25	Haumburg, IL	1440 Golf Rd.	60173	SC	GL	1993	2002	24.63%	50,000	$526,250	$10.52	100%
26	Waukegan, IL	300 Lakehurst Road	60085	SC	Fee	1981	2002	24.63%	66,840	$0	$0.00	0%
	Indiana

27	Castleton, IN	8410 Castleton Corner Drive	46250	SC	Lease	1983	2002	24.63%	30,350	$0	$0.00	0%
28	Evansville, IN	300 North Green River Road	47715	SC	Lease	1978	2002	24.63%	60,000	$374,238	$8.98	69.5%

Developers Diversified Realty Corporation
Service Merchandise Property List at December 31, 2004

									Company-
									Owned
				Type of				DDR	Gross	Total	Average
			Zip	Property	Ownership	Year	Year	Ownership	Leasable	Annualized	Base Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased

	Kentucky

29	Lexington, KY	1555 New Circle Road	40509	SC	Lease	1978	2002	24.63%	60,000	$367,684	$6.13	100%
30	Louisville, KY	5025 Shelbyville Road	40207	SC	Fee	1989	2002	24.63%	117,746	$417,034	$3.54	100%
31	Louisville, KY	4601 Outler Loop Rd.	40219	SC	Fee	1973	2002	24.63%	49,410	$293,468	$5.94	100%
32	Owensboro, KY	4810 Frederica Street	42301	SC	Fee	1984	2002	24.63%	49,980	$0	$0.00	0%
33	Paducah, KY	5109 Hinkleville Road	42001	SC	Fee	1984	2002	24.63%	52,500	$0	$0.00	0%
	Louisiana

34	Baton Rouge, LA (Fee)	9501 Cortana Mall	70815	SC	Fee	1977	2004	24.63%	90,000	$148,900	$1.65	100%
35	Bossier City, LA	2950 East Texas Street	71111	SC	Fee	1982	2002	24.63%	58,500	$0	$0.00	0%
36	Houma, LA	1636 Martin Luther King Blvd.	70360	SC	Fee	1992	2002	24.63%	49,721	$324,689	$8.12	80.4%
37	Metairie, LA	6851 Veterans Blvd.	70003	SC	Fee	1972	2002	24.63%	92,992	$1,000,611	$10.76	100%
	Maine

38	Augusta, ME	Capitol Plaza 114 Western Avenue	04330	SC	Lease	1983	2002	24.63%	52,635	$120,000	$6.00	38%
	Massachusetts

39	Burlington, MA	34 Cambridge Street	01803	SC	Lease	1978	2002	24.63%	70,800	$898,814	$12.70	100%
40	Swansea, MA	58 Swansea Mall Drive	02777	SC	GL	1985	2002	24.63%	50,000	$119,880	$6.00	40%
	Michigan

41	Westland, MI	7368 Nankin Road	48185	SC	Fee	1980	2002	24.63%	50,000	$0	$0.00	0%
	Mississippi

42	Hattiesburg, MS	1000 Turtle Creek Drive Suite 2	39402	SC	Fee	1995	2002	24.63%	50,809	$406,472	$8.00	100%
	Nevada

43	Las Vegas, NV	4701 Faircenter Parkway	89102	LH	Lease	1990	2002	24.63%	24,925	$0	$0.00	0%
	New Hampshire

44	Salem, NH	271 South Broadway	03079	LH	Lease	1985	2002	24.63%	50,110	$574,539	$11.47	100%
	New Jersey

45	Paramus, NJ	Bishops Corner East 651 Route 17 South	06117	LH	Lease	1978	2002	24.63%	54,850	$898,563	$18.29	89.6%
46	Wayne, NJ	Rt. 23 West Belt Plaza	07470	LH	Lease	1978	2002	24.63%	49,157	$756,173	$15.38	100%
	New York

47	Middletown, NY	88-25 Dunning Rd.	10940	LH	Lease	1989	2002	24.63%	50,144	$409,649	$8.17	100%
	North Carolina

48	Raleigh, NC	U.S. 17 Millbrook	27604	SC	Fee	1994	2002	24.63%	50,000	$436,439	$8.73	100%
	Oklahoma

49	Warr Acres, OK	5537 North West Expressway	73132	SC	Fee	1985	2002	24.63%	50,000	$0	$0.00	0%
	Pennsylvania

50	Wilkes-Barre, PA	520 Kidder Street	18702	SC	Fee	1995	2002	24.63%	65,000	$0	$0.00	0%

Developers Diversified Realty Corporation
Service Merchandise Property List at December 31, 2004

									Company-
									Owned
				Type of				DDR	Gross	Total	Average
			Zip	Property	Ownership	Year	Year	Ownership	Leasable	Annualized	Base Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased

	South Carolina

51	North Charleston, SC	7400 Rivers Avenue	29418	SC	Fee	1989	2002	24.63%	50,000	$308,613	$6.17	100%
	Tennessee

52	Antioch, TN	5301 Hickory Hollow Pkwy.	37013	SC	Fee	1984	2002	24.63%	59,319	$554,768	$9.35	100%
53	Franklin, TN	1735 Galleria Blvd.	37064	SC	Fee	1992	2002	24.63%	60,000	$683,409	$11.39	100%
54	Knoxville, TN	9333 Kingston Pike	37922	SC	Fee	1986	2002	24.63%	50,000	$0	$0.00	0%
	Texas

55	Arlington, TX	1530 West I-20	76017	SC	GL	1994	2002	24.63%	50,000	$412,500	$8.25	100%
56	Baytown, TX	6731 Garth Road	77521	SC	Fee	1981	2002	24.63%	52,288	$0	$0.00	0%
57	Beaumont, TX	4450 Dowlen	77706	LH	Lease	1977	2002	24.63%	63,404	$310,867	$4.90	100%
58	Longview, TX	3520 McCann Road	75605	LH	Lease	1978	2002	24.63%	40,524	$0	$0.00	0%
59	McAllen, TX	6600 U.S. Expressway 83	78503	SC	Fee	1993	2002	24.63%	59,086	$431,230	$7.96	91.6%
60	Richardson, TX	1300 East Beltline	75081	SC	Fee	1978	2002	24.63%	62,463	$454,600	$7.28	100%
61	Sugar Land, TX	15235 South West Freeway	77478	SC	GL	1992	2002	24.63%	50,000	$325,000	$6.50	100%
62	Tyler, TX	4820 South Broadway Blvd.	75703	LH	Lease	1977	2002	24.63%	62,101	$255,343	$10.54	39%
	Virginia

63	Chesapeake, VA	4300 Portsmouth Blvd.	23321	SC	GL	1990	2002	24.63%	50,062	$364,093	$7.27	100%

* Asset Designation Rights

(1)	“SC” indicates a power center or a community shopping center.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2004

Developers Diversified Realty Corporation

Office and Industrial Property List as of December 31, 2004

									Company-
									Owned
				Type of				DDR	Gross	Total	Average
			Zip	Property	Ownership	Year	Year	Ownership	Leasable	Annualized	Base Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased

	Arizona

1	Gateway West	Gateway West - Building A 3838 East Van Buren Street	85038	OFF	Fee	1974	2001	100%	155,587	$2,385,786	$18.55	82.6%
2	Washington Business	Washington Business - A 5324 East Washington Street	85054	IND	Fee	1985	2001	100%	137,121	$758,954	$9.91	55.8%
	Florida

3	Winter Park	Winter Park - Phase I 801 S. Orlando Avenue	32792	IND	Fee	1985	2001	100%	119,884	$871,214	$10.31	70.5%
	Maryland

4	Silver Spring, MD	Tech Center 29 Phase I 2120-2162 Tech Road	20904	IND	Fee	1970	2001	100%	176,674	$1,268,004	$9.10	78.8%
5	Silver Springs, MD	Tech Center 29 Phase II 2180 Industrial Parkway	20904	IND	Fee	1991	2001	100%	58,280	$721,967	$14.67	84.4%
6	Silver Springs, MD	Tech Center 29 Phase III 12200 Tech Road	20904	OFF	Fee	1988	2001	100%	55,901	$816,543	$20.45	71.4%
	Massachusetts

7	Chelmsford, MA	Apollo Drive Office Building 300 Apollo Drive	01824	OFF	Fee	1987	2001	55.84%	291,424	$3,943,084	$13.53	100%
	Missouri

8	St. Louis, MO	1881 Pine Street	63103	OFF	Fee	1987	2001	100%	107,548	$1,507,818	$15.31	91.6%
	Ohio

9	Twinsburg, OH	Heritage Business I 9177 Dutton Drive	44087	IND	Fee	1990	3*	100%	36,160	$38,406	$7.11	14.9%
	Pennsylvania

10	Erie, PA	38th Street Plaza 2301 West 38th Street	16506	IND	GL	1973	2*	100%	96,000	$291,520	$5.34	56.9%
	Texas

11	Arlington, TX	Meridian Street Warehouse 2019-25 Meridian Street	76011	IND	Fee	1981	2001	100%	72,072	$0	$0.00	0%
12	Beltline Business Center	Beltline Bus Ctr 6210 Beltline Road	75063	IND	Fee	1984	2001	100%	60,245	$319,910	$9.56	55.6%
13	Carrollton, TX	Valwood II Bus Ctr 2210 Hutton Dr.	75006	IND	Fee	1984	2001	100%	52,452	$197,940	$5.13	73.6%
14	Commerce Center	Commerce Center - Bldg #1 9000 Southwest Freeway	77074	IND	Fee	1974	2001	100%	296,400	$1,244,999	$5.55	75.7%
15	Commerce Park North	Commerce Park North 70 15621 Blue Ash Drive	77090	IND	Fee	1984	2001	100%	88,314	$436,820	$6.49	76.2%
16	D/ FW North	D/FW North - 1 1702 Old Minter’s Chapel Rd.	76051	IND	Fee	1985	2001	100%	74,704	$305,295	$4.90	83.4%

Developers Diversified Realty Corporation
Office and Industrial Property List as of December 31, 2004

									Company-
									Owned
				Type of				DDR	Gross	Total	Average
			Zip	Property	Ownership	Year	Year	Ownership	Leasable	Annualized	Base Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased

17	Dallas, TX	Carpenter Center 8701 Carpenter Freeway	75247	IND	Fee	1983	2001	100%	46,473	$231,878	$5.37	92.9%
18	Gateway	Gateway - 5 6025 Commerce Drive	75063	IND	Fee	1985	2001	100%	79,029	$460,424	$6.86	85%
19	Grand Prairie, TX	Carrier Place 1517 W. North Carrier	75050	IND	Fee	1984	2001	100%	83,520	$275,545	$5.79	57%
20	Northgate II	Northgate II-5 10305-10345 Brockwood	75238	IND	Fee	1983	2001	100%	237,063	$569,275	$3.96	60.7%
21	Northgate III	Northgate III 11901-45 Forestgate Drive	75243	IND	Fee	1980	2001	100%	257,289	$552,366	$5.74	37.4%
22	Plano, TX	Parkway Tech Center 1825 E. Plano Parkway	75074	IND	Fee	1984	2001	100%	69,547	$386,249	$6.36	87.3%
23	Plaza Southwest	Plaza Southwest - Bldg #1 7302 Harwin	77036	IND	Fee	1975	2001	100%	151,898	$710,099	$5.44	86%
24	Shady Trail Business Center	Shady Trail Bus Ctr - 1 11056 Shady Trail	75229	IND	Fee	1984	2001	100%	68,043	$229,826	$4.10	82.4%
25	Technipark Ten Service Ctr	Technipark Ten Service Ctr #3 16155 Park Row	77084	IND	Fee	1984	2001	100%	71,647	$270,269	$6.29	59.9%
26	Valley View Com Pk	Valley View Com Pk - 1 12901 Hutton	75234	IND	Fee	1986	2001	100%	139,398	$716,871	$8.22	62.5%
27	Westchase Park	Westchase Park 1-2 200 3130 Rogerdale Road	77042	IND	Fee	1984	2001	100%	47,702	$329,365	$7.27	95%
	Utah

28	Salt Lake City, UT (Hermes)	The Hermes Building 455 East 500 South Street	84111	IND	Fee	1985	1998	100%	53,476	$659,615	$14.48	85.2%
	Virginia

29	Chesapeake, VA	Greenbrier Technology Ctr 814 Greenbrier Circle	2332024	63 IND	Fee	1981	2001	100%	95,458	$595,160	$7.85	79.4%
30	Greenbrier Circle Ctr	Greenbrier Circle Corp II 1801 Sara Drive	23320	IND	Fee	1981	2001	100%	230,097	$2,203,095	$11.60	82.5%
31	Norfolk Commerce Center	Norfolk Commerce Center - 1 5505 Robin Hood Road	23513	IND	GL	1981	2001	100%	328,316	$2,900,861	$10.18	86.8%
	Wisconsin

32	Northwest Business Park	Northwest Business Park - 1 N56 W 13365-13405 Silver Spring	53051	IND	Fee	1986	2001	100%	143,114	627,271	$6.51	67.4%

2*	Original IPO Property

3*	Original IPO Property Transferred to American Industrial Properties (“AIP”) in 1998 and reacquired in 2001 through AIP merger.

(1)	These properties are classified as the Company’s business center segment. “OFF” indicates office property and “IND” indicates industrial property

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2004.

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

EXECUTIVE OFFICERS

      Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the following information is reported below.

      (a) The executive officers of the Company are as follows:

Name	Age	Position and Office with the Company

Scott A. Wolstein	52	Chairman of the Board of Directors and Chief Executive Officer
David M. Jacobstein	58	President and Chief Operating Officer
Daniel B. Hurwitz	40	Executive Vice President
Joan U. Allgood	52	Senior Vice President — Corporate Affairs and Governance and Secretary
Richard E. Brown	53	Senior Vice President of Real Estate Operations
Timothy J. Bruce	47	Senior Vice President of Development
William H. Schafer	46	Senior Vice President and Chief Financial Officer

      Scott A. Wolstein has been the Chief Executive Officer and a Director of the Company since its organization in 1992. Mr. Wolstein has been Chairman of the Board of Directors of the Company since May 1997. Prior to the organization of the Company, Mr. Wolstein was a principal and executive officer of Developers Diversified Group (“DDG”), the Company’s predecessor. Mr. Wolstein is a graduate of the Wharton School at the University of Pennsylvania and the University of Michigan Law School. Following law school, Mr. Wolstein was associated with the law firm of Thompson, Hine & Flory. He is currently a member of the board of NAREIT, the International Council of Shopping Centers (“ICSC”), The Real Estate Roundtable, the Zell-Lurie Wharton Real Estate Center, The Greater Cleveland Partnership, Hathaway Brown School, The Red Cross and the Cleveland Development Advisory Board. He is also a current member of the Urban Land Institute, PREA, The Visiting Committee to Case Western Reserve University’s Weatherhead School, The World’s President Organization and the Anti-Defamation League. He has also served as Chairman of the State of Israel Bonds, Ohio Chapter and President of the Board of Trustees of the United Cerebral Palsy Association of Greater Cleveland and as a member of the Board of the Great Lakes Theater Festival, The Park Synagogue and the Convention and Visitors Bureau of Greater Cleveland. Mr. Wolstein is a four-time recipient of the Realty Stock Review’s Outstanding CEO Award.

      David M. Jacobstein has been the President and Chief Operating Officer of the Company since May 1999 and was a Director of the Company from May 2000 to May 2004. From 1986 until the time he joined the Company, Mr. Jacobstein was employed by Wilmorite, Inc., a Rochester, New York based shopping center developer where most recently he served as Vice Chairman and Chief Operating Officer. Mr. Jacobstein is a graduate of Colgate University and George Washington University Law School. Prior to joining Wilmorite, Mr. Jacobstein practiced law with the firms of Thompson, Hine & Flory in Cleveland, Ohio and Harris, Beach & Wilcox in Rochester, New York, where he specialized in corporate and securities law. Mr. Jacobstein is a member of ICSC and ULI and has served as President of the Allendale Columbia School Board of Trustees (Rochester, New York) and as a Board member and officer of the Colgate University Alumni Corporation.

      Daniel B. Hurwitz was appointed Executive Vice President in June 1999 and was a Director of the Company from May 2002 to May 2004. Mr. Hurwitz previously served as Senior Vice President and Director of Real Estate and Development for Reading, Pennsylvania based Boscov’s Department Store, Inc., a privately held department store chain, from 1991 until he joined the Company. Prior to Boscov’s, Mr. Hurwitz served as Development

Director for The Shopco Group, a New York City based developer of regional shopping malls. Mr. Hurwitz is a graduate of Colgate University, and the Wharton School of Business Executive Management Program at the University of Pennsylvania. He is a member of the ICSC, ULI, and Applewood Centers Inc., and has served as a Board member of the Colgate University Alumni Corporation, Reading JCC, American Cancer Society (Regional), The Children’s Museum of Cleveland, and the Greater Berk’s Food Bank.

      Joan U. Allgood is Senior Vice President — Corporate Affairs and Governance at the Company. Mrs. Allgood also serves as Corporate Secretary. Mrs. Allgood was the Company’s Vice President and General Counsel from 1993 when the Company was organized as a public company until 2003, and was General Counsel of its predecessor entities since 1987. She was promoted to Senior Vice President in 1999. Mrs. Allgood is a member of ICSC, the American College of Real Estate Lawyers and the Ohio and Cleveland Bar Associations. She received her B.A. from Denison University, Granville, Ohio and her J.D. from Case Western Reserve University School of Law in 1977.

      Richard Brown has been Senior Vice President of Real Estate Operations since March 2002, Senior Vice President of Asset Management and Operations from February 2001 to March 2002 and Vice President of Asset Management and Operations from January 2000 to February 2001. From June 1996 to December 1999, Mr. Brown was Vice President of Asset Management of PREIT-Rubin, Inc., located in Philadelphia, Pennsylvania, and from February 1987 to May 1996 was Vice President of Retail Asset Management of the Balcor Company, in Chicago, Illinois. Mr. Brown is a Canadian chartered accountant and received his Bachelor of Commerce from Carleton University, in Ottawa, Canada.

      Tim Bruce was appointed Senior Vice President of the Company in September 2002. Mr. Bruce oversees the development department for DDR’s nationwide retail real estate portfolio. From 1988 to the time he joined DDR, Mr. Bruce, a 15-year shopping center industry veteran, served as Senior Vice President, Director of Leasing for Acadia Realty Trust in New York, where his responsibilities included all aspects of leasing and redevelopment of Acadia’s 10 million square foot portfolio of community and neighborhood shopping centers. Mr. Bruce earned his BA from the School of Architecture at the University of Illinois at Chicago and a Masters of Management from the J.L. Kellogg Graduate School of Business at Northwestern University. Mr. Bruce is a member of ICSC.

      William H. Schafer has been Senior Vice President and Chief Financial Officer of the Company since May 1999, Vice President and Chief Financial Officer of the Company from its organization as a public company in 1993 and the Chief Financial Officer of its predecessor entities from April 1992. Mr. Schafer joined the Cleveland, Ohio office of the Price Waterhouse LLP accounting firm in 1983 and served there as a Senior Manager from July 1990 until he joined the Company’s predecessors in 1992. Mr. Schafer graduated from the University of Michigan with a Bachelor of Arts degree in Business Administration. Mr. Schafer is a member of ICSC and serves as director for The Gathering Place, a not-for-profit organization.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange (the “NYSE”) composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

	High	Low	Dividends

2004:
First	$40.89	$32.26	$0.46
Second	42.55	30.80	0.46
Third	39.15	35.09	0.51
Fourth	45.85	39.05	0.51
2003:
First	$24.65	$21.22	$0.41
Second	29.62	24.15	0.41
Third	30.25	28.00	0.41
Fourth	33.90	28.23	0.46

      As of February 28, 2005, there were approximately 2,800 record holders and approximately 34,000 beneficial owners of the Company’s common shares.

      In February 2005, the Company declared its 2005 first quarter dividend to shareholders of record on March 21, 2005 of $0.54 per share.

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

ISSUER PURCHASES OF EQUITY SECURITIES

(d) Maximum
Number (or
Approximate Dollar
			(c) Total Number of	Value) of Shares
			Shares Purchased	that May Yet Be
	(a) Total Number		as Part of Publicly	Purchased Under
	of Shares	(b) Average Price	Announced Plans	the Plans or
	Purchased	Paid per Share	or Programs	Programs

October 1 – 31, 2004	161,869	$40.19	—	—
November 1 – 30, 2004	—	—	—	—
December 1 – 31, 2004	—	—	—	—

Total	161,869

Item 6.	SELECTED FINANCIAL DATA

      The financial data included in the following table has been derived from the financial statements for the last five years and includes the information required by Item 301 of Regulation S-K.

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA

(Amounts in thousands, except per share data)

	For the Years Ended December 31,

	2004(1)	2003(1)	2002(1)	2001(1)	2000(1)

Operating Data:
Revenues (primarily real estate rentals)	$598,933	$465,732	$346,701	$305,734	$276,208

Expenses:
Rental operation	196,740	158,986	114,094	92,694	80,015
Depreciation & amortization	131,577	93,155	76,155	62,389	52,431
Impairment charge	—	—	—	2,895	—

	328,317	252,141	190,249	157,978	132,446

Interest income	4,235	5,082	5,905	6,425	4,333
Interest expense	(129,659)	(88,837)	(75,754)	(79,819)	(75,274)
Other expense	(1,779)	(10,119)	(1,018)	—	(646)

	(127,203)	(93,874)	(70,867)	(73,394)	(71,587)

Income before equity in net income from joint ventures, gain on sale of joint venture interests, minority equity investments, minority interests, discontinued operations, gain on sales of real estate and income tax of taxable REIT subsidiaries and franchise taxes	143,413	119,717	85,585	74,362	72,175
Equity in net income from joint ventures	40,895	44,967	32,769	17,010	17,072
Gain on sale of joint venture interests	—	7,950	—	—	—
Equity in net income from minority equity investment	—	—	—	1,550	6,224
Minority interests	(5,013)	(5,365)	(21,570)	(21,502)	(19,593)
Income tax of taxable REIT subsidiaries and franchise taxes	(1,469)	(1,626)	(742)	(803)	(675)

Income from continuing operations	177,826	165,643	96,042	70,617	75,203
Discontinued operations:
Income (loss) from discontinued operations	1,734	226	(1,777)	3,458	2,190
Gain on disposition sale of real estate, net	8,561	460	4,276	—	952

	10,295	686	2,499	3,458	3,142

Income before gain on disposition of real estate	188,121	166,329	98,541	74,075	78,345
Gain on sales of real estate	84,642	73,932	3,429	18,297	22,488
Cumulative effect of adoption of a new accounting standard	(3,001)	—	—	—	—

Net income	$269,762	$240,261	$101,970	$92,372	$100,833

Net income applicable to common shareholders	$219,056	$189,056	$69,368	$65,110	$73,571

	For the Years Ended December 31,

	2004(1)	2003(1)	2002(1)	2001(1)	2000(1)

Earnings per share data — Basic:
Income from continuing operations	$2.19	$2.30	$1.05	$1.12	$1.25
Income from discontinued operations	0.11	0.01	0.04	0.06	0.06
Cumulative effect of adoption of a new accounting standard	(0.03)	—	—	—	—

Net income applicable to common shareholders	$2.27	$2.31	$1.09	$1.18	$1.31

Weighted average number of common shares	96,638	81,903	63,807	55,186	55,959
Earnings per share data — Diluted:
Income from continuing operations	$2.17	$2.26	$1.03	$1.11	$1.25
Income from discontinued operations	0.10	0.01	0.04	0.06	0.06
Cumulative effect of adoption of a new accounting standard	(0.03)	—	—	—	—

Net income applicable to common shareholders	$2.24	$2.27	$1.07	$1.17	$1.31

Weighted average number of common shares	99,024	84,188	64,837	55,834	56,176
Dividends declared (per share)	$1.94	$1.69	$1.52	$1.48	$1.44

	At December 31,

	2004	2003	2002	2001	2000

Balance Sheet Data:
Real estate (at cost)	$5,603,424	$3,884,911	$2,804,056	$2,493,665	$2,161,810
Real estate, net of accumulated depreciation	5,035,193	3,426,698	2,395,264	2,141,956	1,864,563
Advances to and investment in joint ventures	288,020	260,143	258,610	255,565	260,927
Total assets	5,583,547	3,941,151	2,776,852	2,497,207	2,332,021
Total debt	2,718,690	2,083,131	1,498,798	1,308,301	1,227,575
Shareholders’ equity	2,554,319	1,614,070	945,561	834,014	783,750

	For the Years Ended December 31,

	2004(1)	2003(1)	2002(1)	2001(1)	2000(1)

Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$292,226	$263,129	$210,739	$174,326	$146,272
Investing activities	(1,134,601)	(16,246)	(279,997)	(37,982)	(20,579)
Financing activities	880,553	(251,561)	66,560	(121,518)	(127,442)
Other Data:
Funds from operations (2):
Net income applicable to common shareholders	$219,056	$189,056	$69,368	$65,110	$73,571
Depreciation and amortization of real estate investments	130,536	93,174	76,462	63,200	52,974
Equity in net income from joint ventures	(40,895)	(44,967)	(32,769)	(17,010)	(17,072)
Gain on sale of joint venture interests	—	(7,950)	—	—	—
Joint ventures’ funds from operations	46,209	47,942	44,473	31,546	30,512
Equity in net income from minority equity investment	—	—	—	(1,550)	(6,224)
Minority equity investment funds from operations	—	—	—	6,448	14,856
Minority equity interests (OP Units)	2,607	1,769	1,450	1,531	4,126
Gain on sales of depreciable real estate investments, net	(68,179)	(67,352)	(4,276)	(16,688)	(23,440)
Cumulative effect of adoption of new accounting standard	3,001	—	—	—	—

Funds from operations available to common shareholders	292,335	211,672	154,708	132,587	129,303
Preferred dividends	50,706	51,205	32,602	27,262	27,262

Funds from operations	$343,041	$262,877	$187,310	$159,849	$156,565

Weighted average shares and OP Units (Diluted) (3)	99,147	84,319	65,910	56,957	59,037

(1)	As described in the notes to consolidated financial statements, the Company acquired 112 properties in 2004 (18 of which were acquired through joint ventures and one of which the Company acquired its joint venture partner’s interest), 124 properties in 2003 (three of which are owned through joint ventures), 11 properties in 2002 (four of which the Company acquired its joint venture partners’ interest), eight properties in 2001 (all of which are owned through joint ventures), and three properties in 2000 (two of which are owned through joint ventures). In addition, in conjunction with the AIP merger in May 2001, the Company obtained ownership of 39 properties. The Company sold/transferred 28 properties in 2004 (13 of which were owned through joint ventures), 38 properties in 2003 (12 of which were owned through joint ventures), 15 properties in 2002 (six of which were owned through joint ventures), ten properties in 2001 (three of which were owned through joint ventures) and 9 properties and 3 Wal-Marts in 2000 (six of which were owned through joint ventures). All amounts have been presented to reflect the Company’s adoption of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted by the Company on January 1, 2002 as appropriate. In accordance with that standard, long-lived assets that were sold or are classified as held for sale as a result of disposal activities initiated subsequent to December 31, 2001 have been classified as discontinued operations for all periods presented.

(2)	Management believes that Funds From Operations (“FFO”), which is a non-GAAP financial measure, provides an additional and useful means to assess the financial performance of a REIT. It is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP. FFO available to common shareholders is generally defined and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains (or losses) from sales of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) sales of securities, (iv) extraordinary items and (v) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and equity income from minority equity investments and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis. Management believes that FFO provides the Company and investors with an important indicator of the Company’s operating performance. This measure of performance is used by the Company for several business purposes and for REITs it provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often large). Other real estate companies may calculate FFO in a different manner.

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

      Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may not realize the intended benefits of an acquisition transaction. The assets may not perform as well as the Company anticipated or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company will be subject to Puerto Rican laws governing certain properties acquired in 2005, with which the Company has no prior experience;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than does the Company and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet, and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to potential environmental liabilities;

•	The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.

Executive Summary

      The Company strives to be the leading owner, developer and manager of market-dominant community shopping centers that provide the very best environments for the nation’s most successful retailers, which can offer customers the most convenient shopping experience at an affordable cost. The Company’s investment strategy is to own and operate market-dominant community centers that draw shoppers from the immediate neighborhood as well as the surrounding trade area. These properties typically have the following characteristics:

•	250,000-1,000,000 square foot, open-air shopping centers;

•	Two or more strong national tenant anchors such as Wal-Mart, Kohl’s, Target, Home Depot or Lowe’s Home Improvement;

•	Two or more medium-sized national big-box tenants such as Best Buy, Bed Bath & Beyond, TJ Maxx or Michaels;

•	20,000-80,000 square feet of small shops and

•	Two to four outparcels available for sale or ground lease.

      We believe the Company is well positioned to benefit from long-term trends in the retail industry, as retail sales have steadily grown over the past 11 years, with a compounded annual growth rate of approximately 4%.

GROWTH IN RETAIL SALES

(excluding Automobiles)

Over the last 11 years, retail sales have grown over 70%,

at a compound annual growth rate of approximately 4%

Source: U.S. Census, Property & Portfolio Research.

      In addition, there has been a continuing move in sales from traditional department stores, enclosed mall anchors and specialty tenants and neighborhood groceries to discount department stores, open-air community shopping center discounters and super centers. Discount retailers are capturing market share at the expense of traditional department stores.

SHIFT TO DISCOUNT RETAILERS

Discount retailers capture market share at the expense of traditional department stores

      As a result, traditional department stores continue to migrate to the Company’s community shopping center format including:

Sears (Minneapolis, Minnesota)

May Company dba Meier & Frank (Salt Lake City, Utah)

JC Penney (Minneapolis, Minnesota)

Dillard’s (Kansas City, Missouri)

Macy’s (Pasadena, California)

May Company dba Jones Department Store (Leawood, Kansas)

In line retailers traditionally found in enclosed malls are also now seeking locations at the Company’s open-air community centers such as:

Aeropostale	Lane Bryant
Ann Taylor	Liz Claiborne
August Max	Maurice’s
The Bombay Company	Motherhood Maternity
C.J. Banks	Pacific Sunwear
Casual Corner	Petite Sophisticate
Children’s Place	Sephora
Christopher Banks	Sterling Jewelry
EB Gameworld	Williams Sonoma/ Pottery Barn
Gamestop	Wilson’s Leather
The Gap	Yankee Candle
Justice	Zales

      The following table sets forth, at December 31, 2004, information as to anchor and/ or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the wholly-owned properties and the Company’s proportionate share of joint venture properties:

	% of Total	% of Total
	Shopping Center	Shopping Center
Tenant	Base Rent	GLA

Wal-Mart	4.4%	6.9%
Tops	3.5%	2.9%
PETsMART	2.5%	1.9%
T.J. Maxx/ Marshalls	2.4%	2.7%
Kohl’s	2.3%	2.7%
Bed Bath & Beyond	2.2%	1.7%
Lowe’s Home Improvement Warehouse	2.0%	2.7%
Michaels	1.6%	1.3%
Home Depot	1.5%	1.8%
OfficeMax	1.5%	1.4%
Barnes & Noble	1.4%	0.8%
The Gap/ Old Navy	1.3%	0.8%
Best Buy	1.2%	0.9%
Linens ’N Things	1.2%	0.8%
Toys “R” Us	1.1%	1.4%
Ross Dress for Less	1.1%	1.0%
Staples	1.0%	0.9%
AMC Theatres	1.0%	0.4%
Dollar Tree	1.0%	1.0%
Office Depot	1.0%	1.0%
Dick’s Sporting Goods	1.0%	0.9%

      The following table sets forth, at December 31, 2004, information as to anchor and/or national retail tenants which individually accounted for at least 1.0% of total annualized base rent of the wholly-owned properties and the Company’s joint venture properties:

	Wholly-owned Properties		Joint Venture Properties

	% of
	Shopping	% of	% of	% of
	Center	Company-	Shopping	Company-
	Base	owned	Center Base	owned
	Rental	Shopping	Rental	Shopping
Tenant	Revenues	Center GLA	Revenues	Center GLA

Wal-Mart	5.0%	7.8%	2.9%	4.6%
Tops	3.8%	3.1%	3.8%	4.4%
Kohl’s	2.3%	2.8%	2.7%	4.1%
Lowe’s Home Improvement	2.3%	3.2%	0.7%	1.1%
PETsMART	2.2%	1.6%	2.0%	1.9%
T. J. Maxx/ Marshalls	2.1%	2.5%	2.6%	3.0%
Bed Bath & Beyond	1.9%	1.5%	1.9%	1.9%
Home Depot	1.8%	2.0%	0.8%	0.8%
OfficeMax	1.5%	1.4%	1.8%	1.8%
Michaels	1.4%	1.1%	1.4%	1.4%
Barnes & Noble/ B. Dalton	1.3%	0.7%	2.3%	1.5%
The Gap/ Old Navy	1.3%	0.8%	1.4%	0.9%
Linens ’N Things	1.2%	0.7%	1.4%	1.3%
Best Buy	1.2%	0.9%	1.4%	1.3%
Dollar Tree	1.1%	1.1%	0.6%	0.8%
Dick’s Sporting Goods	1.1%	0.9%	1.2%	1.2%
Toys “R” Us	1.1%	1.3%	0.9%	1.4%
Cinemark Theatres	1.0%	0.6%	0.6%	0.5%
Staples	1.0%	0.9%	0.6%	0.6%
Ross Dress for Less	1.0%	0.9%	1.9%	2.1%
Regal Cinemas	1.0%	0.6%	0.3%	0.5%
Office Depot	1.0%	1.0%	0.8%	0.8%
Sports Authority	1.0%	0.7%	0.6%	0.4%
Goody’s	0.9%	1.1%	0.2%	0.3%
Circuit City	0.8%	0.6%	1.7%	1.6%
AMC Theatres	0.7%	0.2%	1.7%	1.4%
Kroger	0.7%	1.2%	1.2%	1.8%
Pier 1 Imports	0.6%	0.3%	1.0%	0.6%
Jo-Ann Fabrics	0.9%	0.9%	1.0%	1.1%
Famous Footwear	0.6%	0.3%	1.0%	0.7%

      Shopping center tenants are expected to achieve an average growth, in square feet, of 7% in 2004 and 2005 according to Goldman Sachs, October 7, 2004. These tenants include supermarkets, drug stores, hardline retail and discount stores. The top 10 U.S. retailers by estimated growth are well positioned in the Company’s portfolio. These tenants include the following:

Wal-Mart	Walgreen’s
Lowe’s	Kroger
Home Depot	Costco
Target	Albertson’s
Kohl’s	Safeway

      At December 31, 2004, the Company’s total market capitalization (market capitalization is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 2004 of $44.37 plus preferred shares at liquidation value and consolidated debt) was $8.3 billion as compared to $5.6 billion at December 31, 2003 (based on a closing price of the common shares on the New York Stock Exchange at December 31, 2003 of $33.57). At December 31, 2004, the number of retail operating and development properties and office and industrial properties that the Company owned or in which it has an interest in totaled 436 and 32, respectively, aggregating 71.0 million and 4.0 million square feet of Company-owned GLA, respectively, in 44 states. The Company focuses on the ownership and management of high quality market dominant community shopping centers by:

•	Recycling capital, through the sale of assets since cap rates on core acquisitions have dropped significantly, thereby enabling the Company to generate the greatest value creation through wholly-owned “greenfield” development;

•	Engineering innovative joint venture structures with institutional capital partners adding equity and maximizing return on invested equity;

•	Cultivating premier relationships with the nation’s leading retailers;

•	Proactively replacing under-performing tenants with higher quality tenants at significantly higher rents and

•	Maximizing revenue generation from existing centers through expansion, redevelopment and ancillary income.

      The Company focuses on strong and consistent portfolio fundamentals, such as:

•	Consistently high percentage of occupancy rates;

•	Significant base rental increases;

•	Outstanding FFO per share growth;

•	Consistent dividend per share growth while maintaining a conservative dividend payout ratio and

•	Substantial retained cash flow.

      The Company has a focused and disciplined investment strategy. The Company utilizes its balance sheet to invest in new ground-up development because these development projects generate the highest yield per dollar invested. The Company utilizes joint ventures to invest in fully stabilized core assets which could potentially include assets from the Company’s development pipeline and to invest in value-added acquisitions, such as properties in need of redevelopment or re-tenanting and forward commitments.

Year in Review – 2004

      The Company’s portfolio continues to demonstrate strong leasing fundamentals, which reflects both the growing strength of the Company’s asset class and the quality of the Company’s portfolio. Moreover, the Company continued to structure and execute transactions during the year that support the Company’s investment strategy and result in long-term value creation for shareholders. Several of the Company’s significant accomplishments in 2004 are as follows:

      Net income for the year ended December 31, 2004 was $269.8 million, or $2.24 per share (diluted), compared to net income of $240.3 million, or $2.27 per share (diluted) for the prior comparable period. FFO applicable to common shareholders for the year ended December 31, 2004 was $292.3 million compared to the year ended December 31, 2003 of $211.7 million, an increase of 38.1%. An increase in net income of approximately $29.5 million is due to (i) increases in 2004 operations which include the acquisition of assets from Benderson Development Company, Inc. (“Benderson”) (ii) an increase in gain on sales of real estate at the consolidated level and (iii) a reduction of litigation expense compared to 2003. These increases were offset by a decrease in certain transactional income from 2003.

      During the year, the Company sold over $700 million of assets, generating significant funds with which to re-invest into market-dominant community centers. These sales generated over $90 million in net gains, of which approximately $68 million were not included in FFO at the consolidated level. In addition, the Company’s joint ventures sold assets with an aggregate sales price of $180.6 million and recognized $44 million in net gains, of which approximately $38 million of net gains, at the joint venture level, were not included in FFO. The sales price for these assets provides an indicative value of the Company’s core portfolio, which includes the Company’s highest quality assets.

      On the acquisition front, the Company again demonstrated its ability to effectively execute large transactions. In March 2004, the Company announced the acquisition of assets from Benderson, which the Company closed in phases throughout 2004. In total, DDR acquired 107 assets aggregating approximately 18 million square feet for approximately $2.3 billion. The integration of the Benderson assets has progressed in a smooth manner as a result of the Company’s experience as a consolidator in the market. Since the Company acquired the portfolio, the Company believes tenant response has been positive. The Company has increased the leased rate in the Benderson assets by more than 100 basis points and continues to evaluate new opportunities to improve the tenant mix and internal growth of the portfolio.

      In conjunction with this acquisition, the Company raised the Company’s dividend 11%, and to finance the transaction the Company accessed a variety of sources, including common equity, preferred equity, senior unsecured public debt and bank term loans.

      In order to better align the Company’s Benderson and JDN Realty Corporation (“JDN”) acquisition portfolios with the Company’s community center investment strategy, the Company expanded its relationships with Kuwait Financial Centre and Prudential Real Estate Investors through two new joint venture transactions in the fourth quarter of 2004. The properties contributed to these joint ventures were neighborhood grocery-anchored centers that the Company had acquired from Benderson and JDN, representing $332 million in gross asset value. As a result of the sale of Benderson and JDN assets to these joint ventures, the Company has retained a portfolio of dominant community center assets and reduced the Company’s exposure to the risks accompanying neighborhood grocery-anchored centers.

      In November 2004, the Company announced a $1.15 billion acquisition of 15 Puerto Rican shopping centers from Caribbean Property Group (“CPG”), which closed in January 2005. This acquisition positions DDR as a dominant retail landlord in Puerto Rico, a U.S. Commonwealth whose economy is fueled by consumerism and whose developable land is highly constrained by physical barriers. The CPG acquisition was financed through the Company’s $250 million common equity offering in December 2004, $660 million of assumed debt and $332 million of proceeds generated by sales of neighborhood grocery anchored centers to joint ventures and other recent asset sales, including approximately $96.6 million of sales pursuant to the Company’s previously formed Australian based Listed Property Trust, Macquarie DDR Trust (“MDT”) with Macquarie Bank Limited, an international investment bank and advisor and manager of specialized real estate funds in Australia (“MDT Joint Venture”).

      Following the Company’s announcement of the Puerto Rican transaction, the Company announced an increase in the Company’s 2005 quarterly dividend to $0.54. Based on this amount, the Company’s 2005 anticipated dividends of $2.16 will be 11% higher than the Company’s 2004 actual dividends.

      Portions of the financing of the Benderson and CPG acquisitions were provided by joint venture partners transactions. The Company’s joint venture activity is a critical component of the Company’s growth strategy for several reasons. First, it maintains alternative sources of equity capital over the long term, in both good times and bad. Second, it enables DDR to capitalize on strong institutional demand for retail assets, thereby preserving the Company’s capital and enhancing the Company’s returns through additional fee and merchant building income. Third, it allows DDR to better align the Company’s portfolio with the Company’s long-term investment strategy of owning market-dominant community centers.

      Since the beginning of 2004, the Company’s MDT Joint Venture portfolio grew to 36 shopping center properties, aggregating over 12 million square feet with total assets of approximately $1.4 billion. This growth included additional Australian equity offerings in May and December 2004, acquisitions comprised primarily of former Benderson assets, plus additional sales of 11 assets from the acquisition’s Company’s existing portfolio. The Company intends to continue to expand this relationship through additional sales to the MDT Joint Venture expected to close in 2005.

      In 2003, the Company entered into a joint venture (“Coventry II Joint Venture”) with Coventry Real Estate Fund II (the “Coventry II Fund”). During 2004, the Coventry II Joint Venture acquired four additional assets, bringing its total assets under management to nearly 4 million square feet, representing over $320 million in pro forma net project costs. In addition, the Company continues to earn property management, leasing and construction management fees.

      The Company’s philosophy toward variable rate debt is to maintain a floating rate debt percentage of total consolidated debt between 15% and 30%. In times when the yield curve is steepening, the Company may be above the 30% level, and as the Company believes the yield curve flattening, the Company will look to reduce the Company’s exposure to variable rate debt by locking in favorable long-term interest rates. Following the Company’s acquisition of assets from CPG in January 2005, the Company entered into a 10-year, $300 million interest rate lock of slightly less than 4.08% which will expire on May 9, 2005, in anticipation of refinancing $360 million of CPG debt that matures in April 2005.

      At December 31, 2004, the Company’s floating rate debt exposure was approximately 20% of total consolidated debt. Following the CPG transaction in January 2005, the percentage of floating rate debt exposure increased to 37%. Following the Company’s anticipated sales to the MDT Joint Venture in 2005 and the refinancing of $360 million of CPG debt, the Company anticipates that the floating rate debt will approximate 29% of total consolidated debt.

      Leasing and development activity continues at a strong pace throughout the portfolio. For the DDR core portfolio, which includes the former JDN assets and the former Benderson assets, the occupancy rate was steady at 94.7% at December 31, 2004.

      On the development landscape, the projects that are most negatively affected, from a yield perspective, by aggressive private capital are greenfield development projects with a low complexity factor, which attract local developers who build for fees and narrow spreads between value and cost. For example, the Company has seen numerous markets where competing private developers offer their lead anchor tenants heavily subsidized deals that drive project returns into the 8-9% range with hopes of exiting in the 7% range on top of recouping significant fees throughout the process. In such situations, the Company does not compete effectively and is unwilling to lower its return requirements to respond to that competitive dynamic.

      However, development projects such as Miami, Florida, Apex, North Carolina, Pittsburgh, Pennsylvania, or Mt. Laurel, New Jersey, which require a specific expertise and development capability, are less impacted by the competitive pressures previously described. Miami, Florida, for example, required extensive development skill to navigate the approval and subsidy process from local authorities in addition to requiring significant risk capital at an earlier stage in the process. The Company’s realistic competitors for that project were other public companies with similar costs of capital. As a result, the Company kept the process disciplined and is expected to ultimately earn returns in the 11% range. The project was simply too complex for unsophisticated developers to credibly pursue.

      In Apex, North Carolina, Mt. Laurel, New Jersey and Mt. Nebo (Pittsburgh), Pennsylvania, the Company was faced with short land purchase agreements with short time periods, these agreements require land acquisition at a point in the pre-development process that most “local” developers couldn’t respond due to the inability to secure major tenants. Again, the Company’s access to the retail community and the Company’s ability to gauge tenant interest affords DDR a significant strategic advantage in deciding the viability of a particular site. Smaller developers without such access to retailers are generally not competitive in that situation.

      Another area where the Company is well-equipped to combat the market pressures of abundant private capital is the “certainty of execution” category. In many cases the Company is seeing opportunities where landowners or municipalities want assurance that a project will be built professionally and delivered as represented in the initial presentations. For example, in Mt. Laurel, New Jersey prior to the Company’s involvement, the land was mired in 10 years of litigation between the proposed developer and the municipality. There was a lack of trust that transcended the desire for the project to proceed. When the Company reached an agreement with the landowner, the Company immediately met with the municipality. The Company’s national track record coupled with market reputation resulted in a settlement of the suit that quickly permitted the entitlement process to conclude. Upon completion, this project is expected to provide a return in the range of 11.5%.

      Abundant capital is generally lowering development yields, but this situation has not occurred to date for DDR as the projects most impacted by tightened margins are not the developments the Company pursues. The yield pressure on the Company’s pipeline relates more to construction and labor costs that increase in the timeframe between the Company’s initial pro forma assumptions and the actual conclusion of the entitlement process and construction bidding completion. However, even with that current dynamic, the Company has been able to maintain a 300-400 basis point spread between cost and value, which still makes shopping center development an attractive business.

CRITICAL ACCOUNTING POLICIES

      The consolidated financial statements of the Company include accounts of the Company and all majority-owned subsidiaries where the Company has financial or operating control. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has utilized available information, including the Company’s past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of the Company’s results of operations to those of companies in similar businesses.

Revenue Recognition and Accounts Receivable

      Rental revenue is recognized on a straight-line basis, which averages minimum rents over the current term of the leases. Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the tenant. These percentage rents are recorded once the required sales level is achieved and reported to the Company. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned. Ancillary and other property related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in other income and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which the

Company has no further obligation to the tenant. Acquisition and financing fees are recognized at the completion of the respective transaction and earned in accordance with the underlying agreements.

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

      Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	Useful lives, ranging from 30 to 31.5 years
Furniture/Fixtures and Tenant Improvements	Useful lives, which approximate lease terms, where applicable

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

      Assessment of recoverability by the Company of certain other lease related costs must be made when the Company has a reason to believe that the tenant may not be able to perform under the terms of the lease as originally expected. This requires management to make estimates as to the recoverability of such assets.

      Gains from sales of outlots and shopping centers are generally recognized using the full accrual method in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66 — “Accounting for Real Estate Sales,” provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Long Lived Assets

      On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In management’s estimate of cash flows, it considers factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. In addition, the undiscounted cash flows may consider a probability weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long lived asset are under consideration or a range is estimated. The determination of undiscounted cash flows requires significant estimates by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists and whether the effects could materially impact the Company’s net income. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

      When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs of such assets. If, in management’s opinion, the net sales price of the assets, which have been identified for sale, is less than the net book value of the assets, an impairment charge is recorded.

      The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company’s net income because taking an impairment charge results in an immediate negative adjustment to net income.

      The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, Business Combinations. In estimating the fair value of the tangible and intangible assets and liabilities acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. Depending upon the size of the acquisition, the Company may engage an outside appraiser to perform a valuation of the tangible and intangible assets acquired. The Company is required to make subjective estimates in connection with these valuations and allocations.

Off Balance Sheet Arrangements

      The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures. The Company consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity, as defined in FIN No. 46 “Consolidation of Variable Interest Entities” (“Fin 46R”).

      To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of joint ventures. In accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures,” the Company will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

Discontinued Operations

      The Company adopted the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002. Pursuant to the definition of a component of an entity in the SFAS, assuming no significant continuing involvement, the sale of a retail or industrial property is now considered a discontinued operation. In addition, the operations from properties classified as held for sale are considered a discontinued operation. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the property sale within one year is considered probable. Accordingly, the results of operations of operating properties disposed of or classified as held for sale subsequent to January 1, 2002 for which the Company has no significant continuing involvement, are reflected as discontinued operations. Interest expense, which is specifically identifiable to the property, is used in the computation of interest expense attributable to discontinued operations. Consolidated interest and debt at the corporate level is allocated to discontinued operations pursuant to the methods prescribed under EITF 87-24, based on the proportion of net assets sold.

      Included in discontinued operations as of and for the three years ending December 31, 2004, are 36 properties aggregating 2.1 million square feet of gross leasable area. The operations of such properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for each of the three years ended December 31, 2004 included herein.

Stock-Based Employee Compensation

      The Company applies APB 25, “Accounting for Stock Issued to Employees” in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or in excess of the market value on the date of the grant. The Company is currently evaluating the effects of FASB’s proposed standard, “Share-Based Payment” (see New Accounting Standards). Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair values of the options granted at the grant dates, consistent with the method set forth in the SFAS No. 148, “Accounting for Stock Based-Compensation — Transition and Disclosure an amendment of SFAS No. 123,” the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Year Ended December 31,

	2004	2003	2002

Net income, as reported	$269,762	$240,261	$101,970
Add:
Stock-based employee compensation included in reported net income	6,308	5,017	2,215
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards	(5,062)	(5,200)	(2,515)

	$271,008	$240,078	$101,670

Earnings per share:
Basic — as reported	$2.27	$2.31	$1.09

Basic — pro forma	$2.28	$2.31	$1.08

Diluted — as reported	$2.24	$2.27	$1.07

Diluted — pro forma	$2.25	$2.27	$1.07

      Certain of the Company’s executive officers were granted performance unit awards that provide for the issuance of up to 666,667 common shares. The amount of the total grant is determined based on the annualized total shareholders’ return over a five-year period with the common shares issued vesting over the remaining five-year period. As of December 31, 2004, the determination period for 200,000 of these shares was complete. The Company prepares estimates on this accrual quarterly based on the current stock price, dividend yield and the remaining vesting periods. The Company’s stock price has a direct impact on the Company’s recorded expense because a higher stock price will result in an increase in general and administrative expenses and less net income.

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

Comparison of 2004 to 2003 Results of Operations

Continuing Operations

Revenues from Operations

	2004	2003	$ Change	% Change

	(in thousands)
Base and percentage rental revenues	$438,600	$343,032	$95,568	27.9%
Recoveries from tenants	122,406	93,380	29,026	31.1
Ancillary income	3,325	2,347	978	41.7
Other property related income	4,300	911	3,389	372.0
Management fee income	14,626	10,647	3,979	37.4
Development fee income	2,311	1,446	865	59.8
Other	13,365	13,969	(604)	(4.3)

Total revenues	$598,933	$465,732	$133,201	28.6%

      Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2003 and since April 1, 2003 includes assets acquired from JDN, excluding properties under development and those classified as discontinued operations) increased approximately $3.3 million, or 1.4%, for the year ended December 31, 2004 as compared to the same period in 2003. The increase in base and percentage rental revenues is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$3.3
Merger with JDN	19.5
Acquisition of 4 shopping center properties in 2004 and 2003	13.3
Acquisition of properties from Benderson	83.1
Development and redevelopment of 10 shopping center properties in 2004 and 2003	1.4
Consolidation of a joint venture interest (FIN 46)	2.9
Transfer of 30 properties to joint ventures in 2004 and 2003	(29.0)
Business center properties	(0.1)
Straight-line rents	1.2

$95.6

      At December 31, 2004, the aggregate occupancy of the Company’s shopping center portfolio was 94.7%, as compared to 94.3% at December 31, 2003. The average annualized base rent per occupied square foot was $10.79 at December 31, 2004, as compared to $10.82 at December 31, 2003. Excluding the assets acquired from Benderson in 2004, the average annualized base rent per occupied square foot was $11.13.

      At December 31, 2004, the aggregate occupancy of the Company’s wholly-owned shopping centers was 93.7%, as compared to 92.9% at December 31, 2003. The average annualized base rent per leased square foot at December 31, 2004 was $9.70 as compared to $9.53 at December 31, 2003.

      At December 31, 2004, the aggregate occupancy of the Company’s joint venture shopping centers was 97.1% as compared to 98.5% at December 31, 2003. The average annualized base rent per leased square foot was $12.15 at December 31, 2004, as compared to $13.74 at December 31, 2003. The decrease in the average annualized base rent per leased square foot is primarily attributable to the formation of two new joint ventures which acquired two grocery-anchored portfolios in the fourth quarter of 2004.

      At December 31, 2004, the aggregate occupancy of the Company’s business centers was 76.0%, as compared to 78.1% at December 31, 2003.

      The increase in recoveries from tenants was primarily related to the acquisition of properties from Benderson, which contributed $19.5 million, the JDN merger net of properties sold and transferred to joint ventures, which contributed $6.3 million, and the Company’s acquisition of four properties, which contributed $7.6 million for the year ended December 31, 2004. These increases were offset by a decrease of $7.8 million related to the transfer of 18 of the Company’s core portfolio properties to joint ventures. The remaining increase of $3.4 million related to the Company’s development properties becoming operational and an increase in operating expenses at the remaining shopping center and business center properties. Recoveries were approximately 81.8% and 79.0% of operating expenses and real estate taxes for the years ended December 31, 2004 and 2003, respectively. The slight increase is primarily attributable to a decrease in bad debt expense (see Expenses from Operations — Rental Operating and Maintenance Expenses) and changes in the Company’s portfolio of properties.

      Continued growth is anticipated in the area of ancillary, or non-traditional revenue, as additional revenue opportunities are pursued and currently established revenue opportunities proliferate throughout the Company’s core, acquired and development portfolio. Ancillary revenue opportunities have in the past included, but are not limited in the future to, short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs and energy management programs, among others.

      Other property related income increases were primarily due to operating income from Gameworks and Cinemark Theatres at The Pike, a shopping center development in Long Beach, California.

      The increase in management fee income is from joint venture interests acquired and formed in 2003 and 2004, which aggregated $4.7 million. This increase was offset by the sale and transfer of several of the Company’s joint venture properties, which contributed approximately $0.8 million management fee income in 2003. The remaining $0.1 million increase primarily relates to an increase in fee income from the remaining joint venture and managed property portfolio. Management fee income is expected to continue to increase with the sale of assets to the MDT Joint Venture.

      Development fee income was primarily earned through one of the Company’s joint ventures involved in the redevelopment of certain real estate assets, previously owned and controlled by Service Merchandise and the redevelopment of four assets through the Coventry II Joint Venture. The Company expects to continue to pursue additional development joint ventures as opportunities present themselves.

      Other income is comprised of the following (in millions):

	Year Ended
	December 31,

	2004	2003

Lease termination fees	$10.1	$6.9
Settlement of call option (1)	—	2.4
Acquisition and financing fees (2)	3.0	3.5
Sale of option rights (3) and other miscellaneous	0.3	1.2

	$13.4	$14.0

(1)	Settlement of a call option in 2003 relating to the MOPPRS debt assumed from JDN, principally arising from an increase in interest rates from the date of acquisition, March 13, 2003, to the date of settlement.

(2)	Structuring and financing fees received in connection with the MDT Joint Venture.

(3)	Relates to the sale of certain option rights (2003).

Expenses from Operations

	2004	2003	$ Change	% Change

	(in thousands)
Operating and maintenance	$71,520	$61,125	$10,395	17.0%
Real estate taxes	78,094	57,041	21,053	36.9
General and administrative	47,126	40,820	6,306	15.4
Depreciation and amortization	131,577	93,155	38,422	41.2

	$328,317	$252,141	$76,176	30.2%

      Operating and maintenance expenses include the Company’s provision for bad debt expense which approximated 0.8% and 1.2% of total revenues, for the years ended December 31, 2004 and 2003, respectively (See Economic Conditions). The increase in rental operating and maintenance expenses is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$(0.8)
Acquisition of properties from Benderson	9.2
Merger with JDN	1.5
Acquisition and development/redevelopment of 14 shopping center properties in 2004 and 2003	4.3
Consolidation of a joint venture interest (FIN 46)	0.9
Transfer of 18 properties to joint ventures in 2004 and 2003	(3.3)
Business center properties	(0.4)
Provision for bad debt expense	(1.0)

$10.4

      Real estate taxes increased due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$2.4
Acquisition of properties from Benderson	14.3
Merger with JDN	4.4
Acquisition and development/redevelopment of 14 shopping center properties in 2004 and 2003	4.2
Consolidation of a joint venture interest (FIN 46)	0.3
Transfer of 18 properties to joint ventures in 2004 and 2003	(4.6)
Business center properties	0.1

$21.1

      Total general and administrative expenses were approximately 4.9% and 5.3%, respectively, of total revenues, including total revenues of joint ventures, for the years ended December 31, 2004 and 2003, respectively. The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments, including the JDN merger and acquisition of assets from Benderson and expenses related to the implementation of Section 404 of The Sarbanes-Oxley Act. In addition, certain non-cash incentive compensation costs, primarily performance units and deferred director compensation, increased due to the increase in the Company’s share price, which contributed an additional $1.1 million of general and administrative costs.

      The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain direct construction administration costs consisting of direct wages and benefits, travel expenses and office overhead costs of $5.7 million and $5.1 million in 2004 and 2003, respectively.

      Depreciation expense increased due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$2.3
Personal property	0.7
Acquisition of properties from Benderson	28.6
Merger with JDN	5.6
Acquisition and development/redevelopment of 14 shopping center properties in 2004 and 2003	6.9
Consolidation of a joint venture interest (FIN 46)	1.1
Transfer of 18 properties to joint ventures in 2004 and 2003	(7.3)
Business center properties	0.5

$38.4

Other Income and Expenses

	2004	2003	$ Change	% Change

	(in thousands)
Interest income	$4,235	$5,082	$(847)	(16.7)%
Interest expense	(129,659)	(88,837)	(40,822)	46.0
Other expense	(1,779)	(10,119)	8,340	(82.4)

	$(127,203)	$(93,874)	$(33,329)	35.5%

      Interest income decreased primarily as a result of the decrease in the dollar amount of advances to certain joint ventures in which the Company has an equity ownership interest and the consolidation of joint venture interests in accordance with FIN 46.

      Interest expense increased primarily due to the merger with JDN and acquisition of assets from Benderson combined with other acquisitions and developments and the Company’s focus on reducing its exposure to floating rate debt through the issuance of long-term unsecured debt. The weighted average debt outstanding during the year ended December 31, 2004 and related weighted average interest rate was $2.8 billion and 5.1%, respectively, compared to $2.0 billion and 5.0%, respectively, for the same period in 2003. At December 31 2004, the Company’s weighted average interest rate was 5.4% compared to 4.8% at December 31, 2003. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $9.9 million for the year ended December 31, 2004, as compared to $11.5 million for the same period in 2003.

      Other expense is comprised of the following (in millions):

	Year Ended
	December 31,

	2004	2003

Abandoned acquisition and development projects	$1.8	$0.9
Legal settlement	—	9.2	(1)

	$1.8	$10.1

(1)	Relates to litigation filed against the Company by Regal Cinemas consisting of an $8.7 million judgment plus interest and legal costs (See Legal Matters).

Other

	2004	2003	$ Change	% Change

	(in thousands)
Equity in net income of joint ventures	$40,895	$44,967	$(4,072)	(9.1)%
Gain on sale of joint venture interests	—	7,950	(7,950)	(100.0)
Minority interests	(5,013)	(5,365)	352	(6.6)
Income tax of taxable REIT subsidiaries and franchise taxes	(1,469)	(1,626)	157	(9.7)

      Equity in net income of joint ventures decreased $4.0 million primarily as a result of one time transactions in 2003 partially offset by one time transactions in 2004 and an increase in joint venture income from newly formed joint ventures and those formed in 2003 but owned for an entire year of 2004. In 2003, the Company sold its interest in three 20% owned shopping centers, a 24.75% owned shopping center, a 50% owned shopping center and several sites formerly occupied by Service Merchandise and recognized a gain of $63.6 million of which the Company’s proportionate share was $16.2 million. Additionally, in 2003, the Company received a promoted interest of approximately $7.5 million from these gains and recorded $3.4 million relating to a gain on extinguishment of debt at one joint venture. Joint Venture income was $0.6 million higher in 2003 when compared to 2004 from an entity consolidated in 2004 in accordance with FIN 46. In 2004, the Company sold its interest in a 20% owned shopping center, a 35% owned shopping center, a portion of 24.75% owned shopping center and several sites formerly occupied by Service Merchandise and recognized an aggregate gain of approximately $44.6 million of which the Company’s proportionate share was $12.2 million. In addition, in 2004, the Company recognized promoted income of approximately $3.3 million relating to the sale of a shopping center transferred to MDT Joint Venture in November 2003 upon elimination of contingencies and substantial completion and lease up in 2004. The year 2004 also included an additional $2.9 million of equity in net income primarily related to debt refinancing and asset sales at one of the Company’s joint ventures. The recently formed Joint Ventures contributed additional net income of approximately $6.6 million compared to 2003.

      Gain on sale of joint venture interests related to the sale of joint venture interests to the MDT Joint Venture in the fourth quarter of 2003. The Company retained a 14.5% effective ownership interest in these assets and accordingly deferred approximately $19.5 million of the gain, which will be amortized over the life of the assets.

      Minority equity interest expense decreased primarily due to the redemption of $180 million of preferred operating partnership interests from the proceeds associated with the issuance of the Preferred Class G shares in March 2003 and is offset slightly due to the issuance of common operating partnership units in conjunction with the acquisition of assets from Benderson.

      Income tax expense of the Company’s taxable REIT subsidiaries and franchise taxes is primarily attributable to an increase in franchise taxes primarily related to acquisitions offset by a $0.6 million refund of 2000 taxes.

Discontinued Operations

	2004	2003	$ Change	% Change

	(in thousands)
Income from operations	$1,734	$226	$1,508	667.3%
Gain on disposition of real estate, net	8,561	460	8,101	1,761.1

	$10,295	$686	$9,609	1,400.7%

      Discontinued operations includes the operations of 22 shopping center properties and six business center properties aggregating approximately 1.7 million square feet of GLA, of which 15 were sold in 2004 (one of these properties was consolidated into the results of the Company in December 2003) and 13 in 2003. The Company recorded an impairment charge of $0.6 million and $2.6 million for the year ended December 31, 2004 and 2003, respectively, related to the sale of two shopping centers and one business center property.

      Gain on the sale of discontinued operations is primarily due to the sale of 15 properties in 2004.

Gain on Disposition of Assets and Cumulative Effect of Adoption of a New Accounting Standard

	2004	2003	$ Change	% Change

	(in thousands)
Gain on disposition of assets	$84,642	$73,932	$10,710	14.5%
Cumulative effect of adoption of a new accounting standard	(3,001)	—	(3,001)	(100.0)

      Gain on disposition of real estate in 2004 relates to the transfer of 11 assets to an effectively 14.5% owned joint venture which aggregated $65.4 million, of 13 assets to an effectively 20% owned joint venture which aggregated $2.5 million, of 12 assets to an effectively 10% owned joint venture which aggregated $4.2 million and are not classified as discontinued operations due to the Company’s continuing involvement due to its retained ownership interest and management control. In addition, land sales, which did not meet discontinued operations disclosure requirement, aggregated $14.3 million of gains in 2004 and an additional $0.8 million relating to the release of obligations for assets sold in 2003. These gains were primarily offset by a net loss on sale of non-core assets of approximately $2.6 million, which are expected to be recovered through earn out income over the next several years.

      Gain on disposition of real estate in 2003 primarily relates to the transfer of seven assets to a 20% owned joint venture and four assets to an effectively 14.5% owned joint venture, which aggregated $67.1 million and land sales which aggregated $6.8 million.

      The cumulative effect of adoption of a new accounting standard is attributable to the consolidation of the partnership that owns a shopping center in Martinsville, Virginia upon adoption of FIN 46. This amount represents the minority partner’s share of cumulative losses in the partnership that were eliminated upon consolidation.

Net Income

	2004	2003	$ Change	% Change

	(in thousands)
Net Income	$269,762	$240,261	$29,501	12.3%

      Net income increased primarily due to the acquisition of assets from Benderson, the merger with JDN, gain on sale of assets and public debt and equity offerings. A summary of the changes from 2003 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and
maintenance expenses, real estate taxes, general and administrative expense and other expense)	$103.8
Increase in gain on sale of real estate and real estate investments	10.7
Increase in income from discontinued operations	9.6
Decrease in minority interest expense	0.4
Decrease in equity in net income of joint ventures	(4.1)
Increase in interest expense	(40.8)
Decrease in gain on sale of joint venture interests	(8.0)
Decrease in interest income	(0.8)
Increase in depreciation expense	(38.4)
Decrease in income tax expense	0.1
Increase in cumulative effect of adoption of a new accounting standard (FIN 46)	(3.0)

$29.5

Comparison of 2003 to 2002 Results of Operations

Continuing Operations

Revenues from Operations

	2003	2002	$ Change	% Change

	(in thousands)
Base and percentage rental revenues	$343,032	$255,931	$87,101	34.0%
Recoveries from tenants	93,380	68,544	24,836	36.2
Ancillary income	2,347	1,914	433	22.6
Other property related income	911	1,584	(673)	(42.5)
Management fee income	10,647	10,145	502	4.9
Development fee income	1,446	2,229	(783)	(35.1)
Other	13,969	6,354	7,615	119.8

Total revenues	$465,732	$346,701	$119,031	34.3%

      Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2002, excluding those classified as discontinued operations) contributed approximately $2.8 million, or 1.7%, for the year ended December 31, 2003 as compared to the same period in 2002. The increase in base and percentage rental revenues is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$2.7
Merger with JDN	69.2
Acquisition of 11 shopping center properties in 2003 and 2002	21.1
Development and redevelopment of six shopping center properties in 2003 and 2002	1.9
Transfer of 12 properties to joint ventures in 2003 and 2002	(9.5)
Business center properties	(1.1)
Straight-line rents	2.8

$87.1

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

      At December 31, 2003, the aggregate occupancy of the Company’s business centers was 78.1%, as compared to 83.5% at December 31, 2002. In 2003, the Company sold three of these properties.

      Recoveries increased primarily due to the JDN merger, which contributed $18.8 million, and the Company’s acquisition of thirteen properties, which contributed $13.1 million for the year ended December 31, 2003. Recoveries were approximately 79.0% and 80.9% of operating expenses and real estate taxes for the years ended December 31, 2003 and 2002, respectively. The slight decrease is primarily attributable to slightly lower occupancy levels combined with an increase in non-recoverable costs, an increase in bad debt expense (see Expenses from Operations — Rental Operating and Maintenance Expenses) and changes in the Company’s portfolio of properties.

      Ancillary income increased due to the Company pursuing additional revenue opportunities. Other property related income decreased primarily due to a reduction in late fee income.

      Management fee income includes management responsibilities assumed by the Company in October 2002 relating to a joint venture, which acquired the designation rights to real estate assets owned and controlled by Service Merchandise resulting in $0.4 million of additional management fee income. Additionally, the Company earned management income from joint venture interests acquired and formed in 2003, which aggregated $1.6 million and the lease up of joint ventures completing development aggregating $0.2 million. A decrease of $0.3 million was primarily associated with the termination of property management responsibilities for all of the real estate assets of Burnham Pacific Properties (“Burnham”) in 2002. In addition, due to the sale and transfer of several of the Company’s joint venture properties, management fee income decreased approximately $1.4 million as compared to 2002.

      Development fee income decreased primarily attributable to development projects and redevelopments becoming operational during 2002. In 2003, the Company was developing more of its wholly-owned properties than properties held through joint ventures in large part due to properties under development at the time of the merger with JDN.

      Changes in other income are comprised of the following (in millions):

	Year Ended
	December 31,

	2003	2002

Lease termination fees	$6.9	$3.4
Settlement of call option (1)	2.4	—
Acquisition and financing fees (2)	3.5	0.1
Sale of option rights (3) and other miscellaneous	1.2	2.9

	$14.0	$6.4

(1)	Settlement of a call option in 2003 relating to the MOPPRS debt assumed from JDN, principally arising from an increase in interest rates from the date of acquisition, March 13, 2003, to the date of settlement.

(2)	Primarily structuring and financing fees received in connection with the MDT Joint Venture.

(3)	Primarily relates to the sale of certain option rights (2003) and the sale of development rights to the Wilshire project in Los Angeles, California (2002).

Expenses from Operations

	2003	2002	$ Change	% Change

	(in thousands)
Operating and maintenance	$61,125	$42,243	$18,882	44.7%
Real estate taxes	57,041	42,459	14,582	34.3
General and administrative	40,820	29,392	11,428	38.9
Depreciation and amortization	93,155	76,155	17,000	22.3

	$252,141	$190,249	$61,892	32.5%

      Operating and maintenance expenses include the Company’s provision for bad debt expense which approximated 1.2% and 1.5% of total revenues, for the years ended December 31, 2003 and 2002, respectively (See Economic Conditions). The increase in rental operating and maintenance expenses is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$4.6
Merger with JDN	9.9
Acquisition and development/redevelopment of 15 shopping center properties in 2003 and 2002	4.2
Transfer of 12 properties to joint ventures in 2003 and 2002	(0.7)
Provision for bad debt expense	0.8
Business center properties	0.1

$18.9

      Real estate taxes increased due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$0.5
Merger with JDN	10.5
Acquisition and development/redevelopment of 15 shopping center properties in 2003 and 2002	5.5
Transfer of 12 properties to joint ventures in 2003 and 2002	(2.2)
Business center properties	0.3

$14.6

      General and administrative expenses were approximately 5.3% and 4.8% of total revenues, including revenues of joint ventures, for the years ended December 31, 2003 and 2002, respectively. The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments, including the JDN merger, which included certain transaction costs such as temporary employees, travel, relocation costs, recruiting fees and other transitional costs. The Company also incurred increases in director fees, other compensation and professional fees as a result of the passage of The Sarbanes-Oxley Act. In addition to these increases, general and administrative expenses includes approximately $4.0 million of non-cash executive management incentive compensation primarily associated with performance unit grants, which compares to $1.4 million during the same period of 2002. The performance unit awards granted in 2000 and 2002 provide for the issuance of up to 666,667 shares over a ten-year period, based on the average annual shareholder return over a five-year period with the shares vesting over the remaining five years. Such increase is attributable to the increase in the Company’s stock price in 2003. Excluding this additional non-cash incentive compensation, general and administrative expenses, as a percentage of total revenues, including joint venture revenues, was approximately 5.0% for the year ended December 31, 2003. The Company capitalized certain construction administration costs of $5.1 million and $4.3 million in 2003 and 2002, respectively.

      Depreciation and amortization expense increased due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$(4.6)
Merger with JDN	17.7
Acquisition and development/redevelopment of 15 shopping center properties in 2003 and 2002	5.3
Transfer of 12 properties to joint ventures in 2003 and 2002	(2.1)
Business center properties	0.7

$17.0

Other Income and Expenses

	2003	2002	$ Change	% Change

	(in thousands)
Interest income	$5,082	$5,905	$(823)	(13.9)%
Interest expense	(88,837)	(75,754)	(13,083)	17.3
Other expense	(10,119)	(1,018)	(9,101)	894.0

	$(93,874)	$(70,867)	$(23,007)	32.5%

      Interest income decreased primarily from the decrease in advances to certain joint ventures in which the Company has an equity ownership interest.

      Interest expense increased primarily due to an increase in the weighted average debt outstanding due to the merger with JDN combined with other acquisitions and developments, offset by lower interest rates. The weighted average debt outstanding during the year ended December 31, 2003 and related weighted average interest rate was $2.0 billion and 5.0%, respectively, compared to $1.4 billion and 6.1%, respectively, for the same period in 2002. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $11.5 million for the year ended December 31, 2003, as compared to $9.2 million for the same period in 2002.

      Other expense is comprised of the following (in millions):

	Year Ended
	December 31,

	2003	2002

Abandoned acquisition and development projects	$0.9	$1.0
Legal settlement	9.2	—

	$10.1	$1.0

      Other expense of $9.2 million was recorded in the year ended December 31, 2003. This charge relates to litigation filed against the Company by Regal Cinemas consisting of an $8.7 million judgment plus interest and legal costs (See Legal Matters).

Other

	2003	2002	$ Change	% Change

	(in thousands)
Equity in net income of joint ventures	$44,967	$32,769	$12,198	37.2%
Gain on sale of joint venture interests	7,950	—	7,950	100.00
Minority interests	(5,365)	(21,570)	16,205	(75.1)
Income tax of taxable REIT subsidiaries and franchise taxes	(1,626)	(742)	(884)	119.1

      Equity in net income of joint ventures increases related to $6.2 million from the six joint ventures formed in 2003, a $3.4 million increase relates to the gain on extinguishment of debt at one joint venture and a $2.2 million increase, net, relates to the Company’s other joint ventures. During 2002 and 2003, the Company completed a significant amount of capital transactions related to its joint venture interests. In the two-year period ended December 31, 2003, these joint ventures sold 13 properties to third parties, six properties, (or interests therein) to the Company and 67 sites formerly occupied by Service Merchandise to third parties. These gains resulted in an aggregate increase in net income of approximately $0.4 million for the year ended December 31, 2003 as compared to 2002. Gains in 2003 include approximately $7.5 million of promoted income received from the Company’s joint venture partners from the transfer of six of these properties.

      Gain on sale of joint venture interests relates to the sale of joint venture interests to the MDT Joint Venture in the fourth quarter of 2003. The Company retained a 14.5% effective ownership interest in these assets and accordingly deferred approximately $19.5 million, which will be amortized over the life of the assets.

      Minority equity interest expense decreased primarily due to the redemption of $180 million of Preferred OP Units from the proceeds associated with the issuance of the Preferred Class G shares in March 2003 and the conversion of $35.0 million of Preferred OP Units into 1.6 million common shares in December 2002.

      Income tax expense of the Company’s taxable REIT subsidiaries and franchise taxes is primarily attributable to an increase in franchise taxes primarily related to acquisitions.

Discontinued Operations

	2003	2002	$ Change	% Change

	(in thousands)
Income from operations	$226	$(1,777)	$2,003	(112.7)%
Gain (loss) on disposition of real estate, net	460	4,276	(3,816)	(89.2)

	$686	$2,499	$(1,813)	(72.5)%

      Discontinued operations includes the operations of 28 shopping center properties and seven business center properties aggregating approximately 2.1 million square feet of GLA, of which 14 were sold in 2004, 13 in 2003 and eight in 2002. The Company recorded an impairment charge of $2.6 million and $4.7 million for the year ended December 31, 2003 and 2002, respectively, related to the sale of three shopping centers.

      Gain on the sale of discontinued operations is primarily due to the sale of 13 properties in 2003.

Gain on Disposition of Assets

	2003	2002	$ Change	% Change

	(in thousands)
Gain on disposition of assets	$73,932	$3,429	$70,503	2,056.1%

      Gain on disposition of real estate in 2003 primarily related to the transfer of seven assets to a 20% owned joint venture and four assets to an effectively 14.5% owned joint venture, which aggregated $67.1 million and land sales which aggregated $6.8 million.

      Gain on disposition of real estate in 2002 primarily related to the sale of a 90% interest in a recently developed shopping center property located in Kildeer, Illinois, which resulted in a gain of $2.5 million and land sales which resulted in an aggregate gain of $0.9 million.

Net Income

	2003	2002	$ Change	% Change

	(in thousands)
Net Income	$240,261	$101,970	$138,291	135.6%

      Net income increased primarily due to the merger with JDN, gain on sale of assets and various financing transactions. A summary of the changes from 2002 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses, real estate taxes, general and administrative expense and other expense)	$65.0
Increase in equity in net income of joint ventures	12.2
Increase in gain on sale of joint venture interests	8.0
Increase in interest expense	(13.1)
Increase in gain on sale of real estate and real estate investments	70.5
Decrease in gain from discontinued operation	(1.8)
Increase in depreciation	(17.0)
Decrease in minority interest expense	16.2
Decrease in interest income	(0.8)
Increase in income tax	(0.9)

$138.3

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

      FFO available to common shareholders is generally defined and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains (or losses) from sales of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) sales of securities, (iv) extraordinary items and (v) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and equity income from minority equity investments and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis.

      For the reasons described above, management believes that FFO provides the Company and investors with an important indicator of the Company’s operating performance. This measure of performance is used by the Company for several business purposes and for REITs it provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often large). Other real estate companies may calculate FFO in a different manner.

      The Company uses FFO (i) in executive employment agreements to determine incentives received based on the Company’s performance, (ii) as a measure of a real estate asset’s performance, (iii) to shape acquisition, disposition and capital investment strategies and (iv) to compare the Company’s performance to that of other publicly traded shopping center REITs.

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

      In 2004, FFO applicable to common shareholders was $292.3 million as compared to $211.7 million in 2003 and $154.7 million in 2002. The increase in total FFO in 2004 is principally attributable to increases in revenues from the Core Portfolio Properties, the acquisition of assets from Benderson, the merger with JDN, acquisitions and developments, the gain on sale of assets and residual land and various financing transactions.

      The Company’s calculation of FFO is as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net income applicable to common shareholders (1)	$219,056	$189,056	$69,368
Depreciation and amortization of real estate investments	130,536	93,174	76,462
Equity in net income of joint ventures	(40,895)	(44,967)	(32,769)
Gain on sale of joint venture interests	—	(7,950)	—
Joint ventures’ FFO (2)	46,209	47,942	44,473
Minority equity interests (OP Units)	2,607	1,769	1,450
Gain on disposition of depreciable real estate (3)	(68,179)	(67,352)	(4,276)
Cumulative effect of adoption of a new accounting standard (4)	3,001	—	—

FFO applicable to common shareholders	292,335	211,672	154,708
Preferred dividends (5)	50,706	51,205	32,602

Total FFO	$343,041	$262,877	$187,310

(1)	Includes straight-line rental revenues, which approximated $7.4 million in 2004, $6.3 million in 2003 and $3.3 million in 2002 (including discontinued operations).

(2)	Joint ventures’ FFO is summarized as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Net income (a)	$118,779	$120,899	$105,560
Depreciation and amortization of real estate investments	68,456	45,074	38,168
Gain on disposition of real estate (b)	(37,866)	(59,354)	(29,413)

	$149,369	$106,619	$114,315

DDR ownership interests (c)	$46,209	$47,942	$44,473

(a)	Includes straight-line rental revenue of approximately $6.5 million in 2004, $4.8 million in 2003, and $3.2 million in 2002. The Company’s proportionate share of straight-line rental revenues was $1.4 million, $1.2 million and $1.1 million in 2004, 2003 and 2002, respectively. These amounts include discontinued operations.

(b)	Included in equity in net income of joint ventures is approximately $7.5 million of promoted income received from the Company’s joint venture partners during the fourth quarter of 2003 which is included in the Company’s FFO. Also included in the joint venture net income and FFO, in the fourth quarter of 2003, is a gain associated with the early extinguishment of debt of approximately $4.2 million of which the Company’s proportionate share approximated $3.4 million. The gain on sale of recently developed shopping centers, owned by the Company’s taxable REIT affiliates, is included in FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or were assets sold in conjunction with the formation of the joint venture which holds the designation rights for the Service Merchandise properties. These gains aggregated $6.5 million, $4.3 million and $22.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, of which the Company’s proportionate share aggregated $1.7 million, $0.9 million and $11.3 million, respectively.

(c)	The Company’s share of joint venture net income has been reduced by $1.3 million, $1.6 million and $2.0 million for the twelve month periods ended December 31, 2004, 2003, and 2002, respectively, related to basis differentials. At December 31, 2004, 2003 and 2002, the Company owned joint venture interests relating to 103, 54 and 49 operating shopping center properties, respectively. In addition, at December 31, 2004, 2003 and 2002, the Company owned through its approximately 25% owned joint venture, 63, 72 and 100 shopping center sites, respectively, formerly owned by Service Merchandise. The Company also owned an approximate 25% interest in a joint venture with Prudential (Retail Value Investment Program) and a 50% joint venture equity interest in a real estate management/development company.

(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the consolidated statement of operations includes residual land sales, which management considers a sale of non-depreciated real property and the sale of newly developed shopping centers, for which the Company maintained continuing involvement. These sales are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO.

(4)	The Company recorded a charge of $3.0 million in 2004 as a cumulative effect of adoption of a new accounting standard attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in the partnership.

(5)	The Company complied with the Securities and Exchange Commission’s (“SEC”) July 31, 2003 Staff Policy statement that clarifies EITF Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” and restated net income applicable to common shareholders for fiscal year 2002 and recorded the non-cash charges associated with the write-off of original issuance costs related to the Company’s redemption of preferred shares. As a result of this change in accounting principle, the Company has recorded a charge of $10.7 million and $5.5 million for the years ended December 31, 2003 and 2002, respectively, to net income applicable to common shareholders and FFO.

LIQUIDITY AND CAPITAL RESOURCES

      The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset sales, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities in 2004 as compared to 2003 was primarily attributable to the acquisition of assets from Benderson, the merger with JDN and various financing transactions and an increase in operating distributions from equity owned affiliates offset by the payment of the $8.7 million litigation settlement. The Company’s acquisition and developments completed in 2004 and 2003, new leasing, expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s cash flow. Changes in cash flow from investing activities are described in Strategic Real Estate Transactions. Changes in cash flow from financing activities are described in Financing Activities.

      The Company’s cash flow activities are summarized as follows (in thousands):

	Year ended December 31,

	2004	2003	2002

Cash flow from operating activities	$292,226	$263,129	$210,739
Cash flow used for investing activities	(1,134,601)	(16,246)	(279,997)
Cash flow provided by (used for) financing activities	880,553	(251,561)	66,560

      The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share dividends of $245.3 million in 2004 as compared to $186.1 million and $126.2 million in 2003 and 2002, respectively. Accordingly, federal income taxes were not incurred at the corporate level. The Company’s common share dividend payout ratio for the year approximated 67.3% of its 2004 FFO as compared to 65.3% and 60.9% in 2003 and 2002, respectively.

      In November 2004, the Company’s Board of Directors approved an increase in the 2005 quarterly dividend per common share to $0.54. The Company paid quarterly dividends per common share of $0.46 in the first and second quarters of 2004 and $0.51 in the third and fourth quarters of 2004. These increases are a result of increased cash flow attributable to the acquisition of assets from Benderson and the 15 shopping center assets acquired in Puerto Rico in 2005. The Company anticipates that the increased dividend level will continue to result in a conservative payout ratio. A low payout ratio enables the Company to retain more capital, which will be utilized towards attractive investment opportunities in the development, acquisition and expansion of portfolio properties or for debt repayment. Although there has been a slight increase in the Company’s payout ratio since 2002, the Company believes that it still has one of the lowest pay-out ratios in the industry. See “Off Balance Sheet Arrangements” and ‘Contractual Obligations and Other Commitments” sections for discussion of additional disclosure of capital resources.

ACQUISITIONS, DEVELOPMENTS AND EXPANSIONS

      During the three-year period ended December 31, 2004, the Company and its joint ventures expended $4.5 billion, net, to acquire, develop, expand, improve and re-tenant its properties as follows (in millions):

	2004		2003		2002

Company:
Acquisitions	$2,170.8	(2)	$1,363.6	(6)	$298.6	(10)
Completed expansions	25.2		26.8		8.0
Developments and construction in progress	203.8		104.6		66.4
Tenant improvements and building renovations (1)	6.6		6.3		7.3
Furniture and fixtures and equipment	1.3		1.9		2.3

	2,407.7		1,503.2		382.6
Less real estate sales and property contributed to joint ventures	(689.2	)(3)	(422.4	)(7)	(72.2	)(11)

Company total	1,718.5		1,080.8		310.4

Joint Ventures:
Acquisitions/ Contributions	1,147.0	(4)	1,221.7	(8)	53.0
Completed expansions	10.3		9.7		9.0
Developments and construction in progress	38.9		120.1		48.6
Tenant improvements and building renovations (1)	0.6		0.6		1.6
Other real estate investments	—		—		241.6	(12)

	1,196.8		1,352.1		353.8
Less real estate sales	(306.7	)(5)	(781.5	)(9)	(441.2)

Joint ventures total	890.1		570.6		(87.4)

	2,608.6		1,651.4		223.0
Less proportionate joint venture share owned by others	(807.8)		(542.7)		(71.0)

Total DDR net additions	$1,800.8		$1,108.7		$152.0

(1)	In 2005, the Company anticipates recurring capital expenditures, including tenant improvements of approximately $8.0 million associated with its wholly owned and consolidated portfolio and $0.7 million associated with its joint venture portfolio.

(2)	In addition to the acquisition of assets from Benderson, amount includes the consolidation of certain joint venture assets due to FIN 46, the transfers to DDR from joint venture of assets in Littleton, Colorado and Merriam, Kansas and the purchase of DDR corporate headquarters.

(3)	Includes the sale of several outparcels. This balance also includes the transfer of twelve assets to the MDT Joint Venture, the transfer of twelve assets to the DPG Joint Venture and the transfer of thirteen assets to the DDR Markaz II Joint Venture.

(4)	In addition to the acquisition of assets discussed in (3) above, this amount included the MDT Joint Venture’s acquisition of 14 assets from Benderson, the purchase of a joint venture partner’s interest in a shopping center development in Deer Park, Illinois and Austin, Texas, the purchase of a fee interest in several Service Merchandise units and an earnout of two outparcels in Kildeer, Illinois.

(5)	Includes the transfer to DDR from joint ventures of shopping center assets located in Littleton, Colorado and Merriam, Kansas and adjustments due to GAAP presentation (FIN 46 and FAS 144) and the demolition of a portion of an asset in Lancaster, California.

(6)	Includes the JDN merger of approximately $1.1 billion of assets and the transfer from joint ventures of the Leawood, Kansas and Suwanee, Georgia shopping centers, and the consolidation of the assets owned by DD Development Company.

(7)	Includes the sale of 11 shopping centers, three business centers, and the transfer of seven assets to the DDR Markaz LLC joint venture and the sale of several outparcels. The balance also includes the transfer of four assets to the Macquarie DDR Trust Joint Venture.

(8)	The balance includes the formation of MDT Joint Venture, DDR Markaz LLC and the acquisition of, or interests in, three shopping centers located in Phoenix, Arizona; Pasadena, California; and Kansas City, Missouri plus vacant land acquired in the JDN merger and equity investments previously held by DD Development Company for shopping centers in Long Beach, California; Shawnee, Kansas; Overland Pointe, Kansas; Olathe, Kansas and Kansas City, Missouri.

(9)	Includes six shopping centers, 22 Service Merchandise sites, the sale of an outparcel, and the transfer of the Leawood, Kansas and Suwanee, Georgia shopping centers to the Company. Also includes shopping centers sold to the MDT Joint Venture and assets owned by DD Development Company consolidated into DDR.

(10)	Includes transfer from joint ventures of shopping centers located in Independence, Missouri, Phase IV of Salisbury, Maryland, Canton, Ohio, Plainville, Connecticut, and San Antonio, Texas to DDR.

(11)	Includes a transfer to a joint venture of the shopping center in Kildeer, Illinois, and the sale of five shopping centers and three outlots.

(12)	Amount represents the assets acquired from Service Merchandise pursuant to the designation rights.

2005 Activity

Strategic Real Estate Transactions

Caribbean Property Group

      In January 2005, the Company purchased 15 Puerto Rican retail real estate assets, totaling nearly 5.0 million square feet, from CPG. The total purchase price was approximately $1.15 billion. The financing for the transaction was provided by the assumption of approximately $660 million of existing debt and line of credit borrowings of approximately $449.5 million on the Company’s $1.0 billion senior unsecured credit facility and the application of a $30 million deposit funded in 2004. The availability on the line of credit was created by the Company’s $250 million common equity issuance in December 2004, $332 million of proceeds generated by sales of neighborhood grocery-anchored centers to joint ventures and other recent asset sales, including $96.6 million of sales to the Company’s MDT Joint Venture.

Dispositions

      In 2005, the Company sold the following properties:

	Square Feet	Sales Price
Location	(Thousands)	(Millions)

Shopping Center Properties
Transfer to Joint Venture Interests
Aurora, Colorado; Irving, Texas; Brookfield, Wisconsin; Plainville, Connecticut; Brandon, Florida (2 properties); Brown Deer, Wisconsin (2 properties) and Brentwood, Tennessee (1)	1,778	$284.2

(1)	The Company sold these wholly-owned assets to the MDT Joint Venture. The Company retained an effective 14.5% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company will eliminate that portion of the gain associated with its 14.5% ownership interest.

2004 Activity

Strategic Real Estate Transactions

Benderson Transaction

      In 2004, the Company entered into an agreement to purchase interests in 110 retail real estate assets with approximately 18.8 million square feet of GLA from Benderson. The purchase price of the assets, including associated expenses, was approximately $2.3 billion, including assumed debt and the value of a 2% equity interest in certain assets valued at approximately $16.2 million that Benderson retained as set forth below.

      The Company completed the purchase of 107 properties (of which 93 were purchased by the Company and 14 were purchased directly by the MDT Joint Venture) at various dates commencing May 14, 2004 through December 21, 2004. The remaining three properties will not be acquired.

      In conjunction with the Company’s acquisition of assets from Benderson, the following capital transactions were entered into aggregating $1.1 billion in net proceeds, in addition to the MDT Joint Venture discussed above, were completed:

•	In May 2004, the Company entered into an agreement with Bank One, Wachovia and Wells Fargo for a $200 million three-year term loan with two one-year extension options at an interest rate of LIBOR plus 75 basis points.

•	In May 2004, the Company issued and sold 15,000,000 of DDR common shares with net proceeds of approximately $491 million.

•	In May 2004, the Company issued and sold 6,800,000 depository shares, each representing 1/20 of a share of 7.50% Class I Cumulative Redeemable Preferred Shares. Net proceeds from the sale of the depository shares were approximately $164.2 million.

•	In April 2004, the Company issued $250 million, 5.25% seven-year notes through a private placement.

      With respect to this joint venture, Benderson will have the right to cause the joint venture to redeem its 2.0% interest for a price equal to the agreed upon value of the interest after 20 months from the initial acquisition, of approximately $16.2 million, adjusted to reflect changes in the price of the Company’s common shares during the period in which Benderson holds the 2.0% interest, less certain distributions Benderson receives from the joint venture. If Benderson exercises the foregoing right, the Company will have the right to satisfy the joint venture’s obligation by purchasing Benderson’s interest for cash or by issuing DDR common shares to Benderson. If Benderson does not elect to exercise its right to have its interest redeemed, the Company will have the right after 30 months from the initial acquisition to purchase that 2.0% interest for cash or common shares for a price determined in the same manner as if Benderson had elected to cause such redemption.

      The Company funded the transaction through a combination of new debt financing, the issuance of cumulative preferred shares and common shares (see Financings) and asset transfers to the MDT Joint Venture (see MDT Joint Venture), discussed above line of credit borrowings and assumed debt. With respect to assumed debt, the fair value of indebtedness assumed upon closing was approximately $400 million, which included an adjustment of approximately $30.0 million to fair value, based on rates for debt with similar terms and remaining maturities as of May 2004.

      The Benderson assets are located in 11 states, with over 80.0% of the GLA in New York and New Jersey. The Benderson assets were approximately 94.6% leased, including master lease units, at June 30, 2004, and the largest tenants, based on revenues, include Tops Markets (Ahold USA), Wal-Mart/ Sam’s Club, Home Depot and Dick’s Sporting Goods. Prior to the transaction, the Company owned less than 100,000 square feet of GLA in New York and approximately 2.7 million square feet of GLA in New Jersey.

      Benderson entered into a five-year master lease for certain vacant space that was either covered by a letter of intent as of the closing date or a new lease with respect to which the tenant had not begun to pay rent as of the closing date. During the five-year master lease, Benderson agreed to pay the rent for such vacant space until each applicable tenant’s rent commencement date. The Company recorded the master lease receivable as part of the purchase price allocation. Included in accounts receivable at December 31, 2004 is approximately $3.2 million related to a master lease obligation from Benderson.

MDT Joint Venture

      In November 2003, the Company closed a transaction pursuant to which the Company formed an Australian based Listed Property Trust, Macquarie DDR Trust (“MDT”), with Macquarie Bank Limited (ASX: MBL), an international investment bank, advisor and manager of specialized real estate funds in Australia (“MDT Joint Venture”). MDT focuses on acquiring ownership interests in institutional-quality community center properties in the U.S. DDR remains responsible for all day-to-day operations of the properties and receives fees at prevailing rates for property management, leasing, construction management, acquisitions, due diligence, dispositions (including outparcel sales) and financing. Through their joint venture, DDR and MBL will also receive base asset management fees and incentive fees based on the performance of MDT. At December 31, 2004, MDT, which listed on the Australian Stock Exchange in November 2003, owned an approximate 83% interest in the portfolio. DDR retained an effective 14.5% ownership interest in the assets and MBL primarily owning the remaining 2.5%.

      In May 2004, the MDT Joint Venture acquired an indirect ownership interest in 23 retail properties, which consisted of over 4.0 million square feet of Company-owned GLA. The aggregate purchase price of the properties was approximately $538.0 million. Eight of the properties acquired by MDT Joint Venture were owned by the Company and one of the properties was held by the Company through a joint venture which aggregated approximately $239 million. Fourteen of the properties acquired by MDT were owned by Benderson and valued at approximately $299 million. In December 2004, the Company contributed three operating properties to the MDT Joint Venture for approximately $96.6 million. These transactions aggregating $634.3 million were funded by approximately $321.4 million of equity and $312.9 million of debt and assets and liabilities assumed. The Company recognized a gain of approximately $65.4 million relating to the sale of the effective 85.5% interest in these properties and deferred a gain of approximately $11.1 million relating to the Company’s effective 14.5% interest.

      Through March 15, 2005, the Company sold an additional nine properties to the MDT Joint Venture for approximately $284.2 million.

      The MDT Joint Venture has a two-year right of first offer which expires in March 2005 on 20 pre-determined joint venture and wholly-owned assets in DDR’s portfolio. This right of first offer only applies if DDR determines that it will pursue the sale of these assets. The MDT Joint Venture also is expected to pursue acquisitions of additional stabilized, institutional-quality community center properties.

      MDT is governed by a board of directors, which includes three members selected by DDR, three members selected by MBL and three independent members.

Coventry II

      In 2003, the Coventry II Fund was formed with several institutional investors and Coventry Real Estate Advisors (“CREA”) as the investment manager. Neither the Company nor any of its officers, own a common interest in the Coventry II Fund or have any incentive compensation tied to this Fund. The Coventry II Fund and DDR have agreed to jointly acquire value-added retail properties in the United States. CREA obtained $330 million of equity commitments to co-invest exclusively in joint ventures with DDR. The Coventry II Fund’s strategy is to invest in a variety of retail properties that present opportunities for value creation, such as re-tenanting, market repositioning, redevelopment or expansion.

      DDR expects, but is not obligated, to co-invest 20% in each joint venture and will be responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, DDR will earn fees for property management, leasing and construction management. DDR also will earn a promoted interest, along with CREA, above a 10% preferred return after return of capital to fund investors. The assets of the Coventry II Joint Venture at December 31, 2004 are as follows:

			Acquisition
	Effective	Square Feet	Price
Location	Interest	(Thousands)	(Millions)

2004:
Buena Park, California	20%	738	$91.5
San Antonio, Texas	10%	Under Development(1)	8.1 (2)
Seattle, Washington	20%	291	37.0
Phoenix, Arizona	20%	1,134	46.5
2003:
Kansas City, Missouri	20%	712	48.4

(1)	Expected to be completed in Fall 2005. A third party developer owns 50% of this investment.

(2)	Net of $2.5 million sale to Target.

Prudential Joint Venture

      In October 2004, the Company completed a $128 million joint venture transaction (“DPG Joint Venture”) with Prudential Real Estate Investors (“PREI”). The Company contributed 12 neighborhood grocery-anchored retail properties to the joint venture, eight of which were acquired by the Company from Benderson and four of which were acquired from JDN. The joint venture assumed approximately $12 million of secured, non-recourse financing associated with two properties. The Company maintains a 10% ownership in the joint venture and continues day-to-day management of the assets. The Company earns fees for property management, leasing, and development. The Company recognized a gain of approximately $4.2 million relating to the sale of the 90% interest in these properties and deferred a gain of approximately $0.5 million relating to the Company’s 10% interest.

Kuwait Financial Centre Joint Venture II

      In November 2004, the Company completed a $204 million joint venture transaction (“DDR Markaz II”) with an investor group led by Kuwait Financial Centre-Markaz (a Kuwaiti publicly traded company). The Company contributed 13 neighborhood grocery-anchored retail properties to the joint venture, nine of which were acquired by the Company from Benderson, three of which were acquired from JDN and one of which was owned by the Company. DDR Markaz II obtained approximately $150 million of seven-year secured non-recourse financing at a fixed rate of approximately 5.1%. The Company maintains a 20% equity ownership in the joint venture and continues day-to-day management of the assets. The Company earns fees at prevailing rates for property management, leasing and development. The Company recognized a gain of approximately $2.5 million relating to the sale of the 80% interest in these properties and deferred a gain of approximately $0.7 million relating to the Company’s 20% interest.

Service Merchandise Joint Venture

      In March 2002, the Company entered into a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation. The Company has an approximate 25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enable the joint venture to determine the ultimate use and disposition of the real estate interests held by the bankrupt estate. At December 31, 2004, the portfolio consisted of 63 Service

Merchandise retail sites totaling approximately 3.4 million square feet, of which 69.6% is leased or in the process of being leased.

      During 2004, the joint venture sold 11 sites and received gross proceeds of approximately $20.7 million and recorded an aggregate gain of $2.0 million of which the Company’s proportionate share was approximately $0.5 million. In 2004, the Company earned an aggregate of $1.4 million including disposition, development, management and leasing fees and interest income of $1.2 million relating to this investment. This joint venture has total assets and total debt of approximately $177.5 million and $62.6 million, respectively, at December 31, 2004. The Company’s investment in this joint venture was $27.2 million at December 31, 2004.

Expansions

      During the year ended December 31, 2004, the Company completed seven expansion and redevelopment projects located in North Little Rock, Arkansas; Brandon, Florida; Starkville, Mississippi; Aurora, Ohio; Tiffin, Ohio; Monaca, Pennsylvania and Chattanooga, Tennessee at an aggregate cost of approximately $25.2 million. The Company is currently expanding/redeveloping 11 shopping centers located in Gadsden, Alabama; Tallahassee, Florida; Suwanee, Georgia; Ottumwa, Iowa; Gaylord, Michigan; Princeton, New Jersey; Hendersonville, North Carolina; Allentown, Pennsylvania; Erie, Pennsylvania; Brentwood, Tennessee and Johnson City, Tennessee at a projected incremental cost of approximately $33.9 million. The Company is also scheduled to commence construction on an additional expansion project at its shopping center located in Amherst, New York.

Acquisitions

      In 2004, the Company acquired the following shopping center assets:

		Gross
		Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Littleton, Colorado (1)	228	$6.3
Benderson Development Company (See 2004 Strategic Real Estate Transactions)	12,501	2,014.4

	12,729	$2,020.7

(1)	Reflects the Company’s purchase price, net of debt assumed, associated with the acquisition of its partner’s 50% ownership interest.

     In 2004, the Company’s joint ventures acquired the following shopping center assets, not including those assets purchased from the Company or its joint ventures:

		Gross
		Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Buena Park, California (1)	738	$91.5
Kirkland, Washington (1)	291	37.0
Phoenix, Arizona (1)	1,134	45.6
San Antonio, Texas (2)	N/A	N/A
Benderson Development Company (3)	2,497	299.0

	4,660	$473.1

(1)	The Company purchased a 20% equity interest.

(2)	The Company purchased an effective 10% equity interest for $8.1 million. Approximately 16 acres of land were sold to Target for $2.5 million subsequent to the purchase. This project is currently under development.

(3)	The MDT Joint Venture acquired an indirect ownership interest in 23 retail properties. Eight of the properties acquired by the MDT Joint Venture were owned by the Company and one of the properties was held by the Company through a joint venture. These nine properties were valued at approximately $239 million. Fourteen of the properties acquired by the MDT Joint Venture were owned by Benderson and valued at approximately $299 million. The Company owns a 14.5% equity interest in the MDT Joint Venture.

Development (Consolidated)

      During the year ended December 31, 2004, the Company substantially completed the construction of seven shopping centers located in Long Beach, California; Fort Collins, Colorado; St. Louis, Missouri; Hamilton, New Jersey; Apex, North Carolina; Irving, Texas and Mesquite, Texas.

      The Company currently has seven shopping center projects under construction. These projects are located in Miami, Florida; Overland Park, Kansas; Chesterfield, Michigan; Lansing, Michigan; Freehold, New Jersey; Mount Laurel, New Jersey and Pittsburgh, Pennsylvania. These projects are scheduled for completion during 2005 and 2006 at a projected aggregate cost of approximately $235.3 million and will create an additional 2.5 million square feet of retail space. At December 31, 2004, approximately $153.8 million of costs were incurred in relation to these development projects.

      The Company anticipates commencing construction in 2005 on two additional shopping centers located in Norwood, Massachusetts and McKinney, Texas.

      The wholly-owned and consolidated development funding schedule as of December 31, 2004 is as follows (in millions):

Funded as of December 31, 2004	$460.0	(1)
Projected net funding during 2005	94.9	(2)
Projected net funding thereafter	25.3	(2)

Total	$580.2

(1)	Amount includes funding for assets previously placed in service.

(2)	Amount will be reduced by additional proceeds to be obtained through construction loans.

Development (Joint Ventures)

      The Company has joint venture development agreements for four shopping center projects. These projects have an aggregate projected cost of approximately $119 million. These projects are located in Jefferson County (St. Louis, Missouri); Apex, North Carolina (Phases III and IV), adjacent to a wholly-owned development project; and San Antonio, Texas. A portion of the project located in Jefferson County (St. Louis, Missouri) has been substantially completed. The remaining projects are scheduled for completion in 2005 and 2006. At December 31, 2004, approximately $24.5 million of costs were incurred in relation to these development projects.

      The joint venture development funding schedule as of December 31, 2004 is as follows (in millions):

	DDR’s	JV Partners’	Proceeds from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total

Funded as of December 31, 2004	$13.2	$6.0	$5.3	$24.5
Projected net funding during 2005	6.8	—	62.1	68.9
Projected Net Funding Thereafter	—	—	25.6	25.6

Total	$20.0	$6.0	$93.0	$119.0

Dispositions

      In 2004, the Company sold the following properties:

	Square Feet	Sales Price	Gain (Loss)
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties
Core Portfolio Properties (1)	414	$17.8	$3.5
Former JDN properties (2)	270	38.9	2.6
Transfer to joint venture interests
Coon Rapids, Minnesota; Asheville, North Carolina; Murfreesboro, Tennessee; Nashville, Tennessee; Monaca, Pennsylvania; Fayetteville, Arkansas (2 properties); Erie, Pennsylvania; Columbia, South Carolina; Lewisville, Texas and Birmingham, Alabama (3)	2,321	285.3	65.4
Lawrenceville, Georgia; Lilburn, Georgia; Columbia, Tennessee; Farragut, Tennessee; Hamburg, New York; Arcade, New York; Avon, New York; Norwich, New York; Tonawanda, New York (2 properties); Hamlin, New York and Elmira, New York (4)	1,168	128.6	4.2
Loganville, Georgia; Goodlettsville,Tennessee; Oxford, Mississippi; Irondequoit, New York; Orchard Park, New York; Rochester, New York; Cheektowaga, New York; Jamestown, New York; Warsaw, New York; Ontario, New York; Leroy, New York; Chillicothe, Ohio and Amherst, New York (5)	1,577	203.8	2.5
Business Center Properties (6)	94	8.3	1.9

	5,844	$682.7	$80.1

(1)	Properties located in Trinidad, Colorado; Waterbury, Connecticut; Hazard, Kentucky; Las Vegas, Nevada and North Olmsted, Ohio. Property in North Olmsted, Ohio represents the sale of an asset through the merchant building program. This property was consolidated into the Company with the adoption of FIN 46 in 2004.

(2)	Properties located in Canton, Georgia; Cumming, Georgia; Marietta, Georgia; Peachtree City, Georgia; Suwanee, Georgia; Sumter, South Carolina; Franklin, Tennessee and Milwaukee, Wisconsin.

(3)	The Company contributed eleven wholly-owned assets of the Company to the MDT Joint Venture. The Company retained an effective 14.5% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 14.5% ownership interest (See 2004 Strategic Real Estate Transactions).

(4)	The Company formed a new joint venture with PREI in 2004 and contributed 12 neighborhood grocery anchored retail properties of the Company. The Company retained a 10% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 10% ownership interest (See 2004 Strategic Real Estate Transactions).

(5)	The Company formed DDR Markaz II in 2004 and contributed 13 neighborhood grocery anchored retail properties of the Company. The Company retained a 20% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 20% ownership interest (See 2004 Strategic Real Estate Transactions).

(6)	Properties located in Sorrento, California and Mentor, Ohio.

     In 2004, the Company’s joint ventures sold the following shopping center properties, excluding the one property purchased by the Company as described above:

	Company’s			Company’s
	Effective			Proportionate
	Ownership	Square Feet	Sales Price	Share of Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

Puente Hills, California (1)	20%	519	$66.2	$4.0
Mission Viejo, California	20%	46	18.0	2.0
San Antonio, Texas	35%	320	59.1	6.7
Long Beach, California (1)	24.75%	85	16.6	1.3
Service Merchandise locations	25%	692	20.7	0.5

		1,662	$180.6	$14.5

(1)	The joint venture sold a significant portion of the shopping center.

2003 Activity

Strategic Real Estate Transactions

Merger with JDN Realty Corporation

      During the first quarter of 2003, the Company and JDN’s shareholders approved a definitive merger agreement pursuant to which JDN shareholders received 0.518 common shares of DDR in exchange for each share of JDN common stock on March 13, 2003. DDR issued approximately 18 million common shares in conjunction with this merger. The transaction valued JDN at approximately $1.1 billion, which included approximately $606.2 million of assumed debt at fair market value and $50 million of voting preferred shares. The Company repaid approximately $314 million of debt assumed subsequent to the merger. DDR acquired 102 retail assets aggregating 23 million square feet. Additionally, DDR acquired a development pipeline of additional properties.

Macquarie DDR Trust

      In 2003, the MDT Joint Venture acquired, at an aggregate purchase value (assuming 100% ownership) of approximately $730 million, an initial portfolio of eleven assets previously owned by DDR and its joint ventures, funded by approximately $363.5 million of equity and $366.5 million of debt and assets and liabilities assumed. The MDT Joint Venture initially owned an 81.0% interest in the eleven asset portfolio. DDR retained a 14.5% effective ownership interest in the assets and MBL owns the remaining 4.5%. DDR recorded fees aggregating $6.7 million in 2003 in connection with the structuring, formation and operation of the MDT Joint Venture. DDR received approximately $195 million in cash and retained a $53 million equity investment in the joint venture, which represents DDR’s 14.5% effective ownership interest.

Kuwait Financial Centre Joint Venture

      In May 2003, the Company completed a $156 million joint venture transaction (“DDR Markaz I”) with an investor group led by Kuwait Financial Centre — Markaz. The Company contributed seven retail properties to the joint venture. In connection with this formation, DDR Markaz I secured $110 million, non-recourse, five-year, secured financing at a fixed interest rate of approximately 4.13%. Proceeds from the transaction were used to repay variable rate indebtedness. The Company retained a 20% ownership interest in these seven properties. The Company recognized a gain of approximately $25.8 million, none of which was included in FFO, relating to the sale of the 80% interest in these properties and deferred a gain of approximately $6.5 million relating to the Company’s 20% interest. These properties are not included in discontinued operations as the Company maintains continuing involvement through both its ownership interest and management activities. The Company earns fees at prevailing rates for asset management, property management, leasing, out-parcel sales and construction management.

Coventry II

      In 2003, the Coventry II Joint Venture acquired Ward Parkway, a 712,000 square foot shopping center located in suburban Kansas City, Missouri that was purchased for approximately $48.4 million.

Service Merchandise Joint Venture

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

Expansions

      In 2003, the Company completed expansions and redevelopments at nine shopping centers located in Birmingham, Alabama; Bayonet Point, Florida; Brandon, Florida; Tucker, Georgia; Fayetteville, North Carolina; North Canton, Ohio; Erie, Pennsylvania; Riverdale, Utah and Taylorsville, Utah at an aggregate cost of approximately $26.8 million. In 2003, the Company’s joint ventures completed expansions and redevelopments at three shopping centers located in San Ysidro, California; Shawnee, Kansas and North Olmsted, Ohio at an aggregate cost of approximately $9.7 million.

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

     In 2003, the Company’s joint ventures acquired the following shopping center assets, not including those purchased from the Company or its joint ventures:

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

     The MDT Joint Venture acquired seven assets from other joint venture investments and four assets from the Company.

Development

      In 2003, the Company substantially completed the construction of thirteen shopping centers located in Fayetteville, Arkansas; Sacramento, California; Aurora, Colorado; Parker, Colorado; Parker South, Colorado; Lithonia, Georgia; McDonough, Georgia; Meridian, Idaho (Phase II of the existing shopping center); Grandville, Michigan; Coon Rapids (Minneapolis) Minnesota; St. John’s, Missouri; Erie, Pennsylvania and Frisco, Texas.

Dispositions

      In 2003, the Company sold the following properties:

	Square Feet	Sales Price	Gain (Loss)
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties
Core Portfolio Properties (1)	110	$4.9	$(1.4)
Former JDN properties (2)	399	42.2	(0.5)
Transfer to joint venture interests
Richmond, California; Oviedo, Florida; Tampa, Florida; Highland, Indiana; Grove City, Ohio; Toledo, Ohio and Winchester, Virginia (3)	1,441	156.0	25.8
St. Paul, Minnesota; Independence, Missouri; Canton, Ohio and North Olmsted, Ohio (4)	1,873	229.1	41.3
Business Center Properties (5)	395	14.0	0.5

	4,218	$446.2	$65.7

(1)	Properties located in Eastlake, Ohio; St. Louis, Missouri and Anderson, South Carolina.

(2)	Properties located in Atlanta, Georgia; Decatur, Alabama; Nacogdoches, Texas; Fayetteville, Georgia; Lilburn, Georgia; Gulf Breeze, Florida and Buford, Georgia.

(3)	The Company formed a joint venture with funding advised by Kuwait Financial Centre — Markaz and contributed seven wholly-owned shopping centers. The Company retained a 20% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of gain associated with its 20% ownership interest (See 2003 Strategic Real Estate Transactions).

(4)	The Company contributed four wholly-owned assets of the Company to the MDT Joint Venture. The Company retained an effective 14.5% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 14.5% ownership interest (See 2003 Strategic Real Estate Transactions).

(5)	Properties located in Aurora, Ohio; Streetsboro, Ohio and Twinsburg, Ohio.

     In 2003, the Company’s joint ventures sold the following shopping center properties excluding those purchased by the Company as described above:

	Company’s			Company’s
	Effective			Proportionate
	Ownership	Square Feet	Sales Price	Share of Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

Bellingham, Washington; Sacramento, California and Fullerton, California	20%	420	$57.8	$2.6
St. Louis, Missouri	50%	211	22.0	2.6
Kansas City, Missouri	24.75%	15	2.6	0.1
San Diego, California	20%	440	95.0	7.1
Service Merchandise locations	24.75%	1,174	55.0	1.3

		2,260	$232.4	$13.7

      The Company’s joint ventures also sold their interest in seven assets to the MDT Joint Venture at a gross sales price aggregating $497.6 million. Since the membership interests in the Company’s Community Center Joint Venture and Coon Rapids Joint Venture were transferred to the MDT Joint Venture, the gain was recognized at the partnership level. The Company recognized a gain of $27.4 million on its partnership interests. However, since the Company retained an effective 14.5% interest in the MDT Joint Venture, the Company has deferred the recognition of $19.5 million of this gain. The aggregate gain recognized by the Company relating to the sale of its equity interest in these entities to the MDT Joint Venture of $8.0 million is classified in gain on sale of joint venture interest in the consolidated statement of operations (See 2003 Strategic Real Estate Transactions).

2002 Activity

Strategic Real Estate Transactions

Service Merchandise Portfolio

      During 2002, the Company’s Service Merchandise joint venture sold 45 sites and received gross proceeds of approximately $106.5 million. The Company recognized pre-tax income of approximately $4.4 million relating to the operations of this joint venture. The Company also earned disposition, management, leasing and financing fees aggregating $1.4 million in 2002 relating to this joint venture.

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

Acquisitions

      In 2002, the Company acquired the following shopping center assets:

		Gross
		Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Plainville, Connecticut	470	$44.4	(1)
San Antonio, Texas	270	32.1	(1)
Forth Worth, Texas; Dallas, Texas; Columbia, South Carolina; Birmingham, Alabama and Wichita, Kansas	1,000	81.8	(2)
North Canton, Ohio	230	11.4	(3)
Independence, Missouri	380	33.4	(4)
San Francisco, California (Historic Van Ness) and Richmond, California (Hilltop)	368	65.4	(5)

	2,718	$268.5	(6)

(1)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 75.25% ownership interest in these shopping centers.

(2)	Reflects the Company’s purchase price associated with the acquisition of a portfolio of shopping centers.

(3)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 50% interest in this shopping center.

(4)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 80% interest in this shopping center.

(5)	Reflects the Company’s acquisition of two shopping center properties from Burnham Pacific Properties, Inc., Burnham Pacific Operating Partnership, L.P., and BPP/ Van Ness, L.P. This acquisition was financed through the issuance of approximately 2.5 million common shares valued at approximately $49.2 million and cash.

(6)	The Company’s total real estate assets increased approximately $299 million relating to these acquisitions after reflecting the reclassification of the Company’s ownership interest from advances to and investments in joint ventures.

Dispositions

      The Company sold the following properties in 2002:

	Square Feet	Sales Price	Gain (loss)
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties
Core Portfolio Properties (1)	433	$31.0	$(0.4)
Transfer to joint venture interests
Kildeer, Illinois (2)	158	28.0	2.5
Business Center Property (3)	21	1.7	—

	612	$60.7	$2.1

(1)	Properties located in Orlando, Florida; Columbia, South Carolina; Jacksonville, North Carolina; St. Louis, Missouri (American Plaza); Ocala, Florida; Huntsville, Alabama and Cape Coral, Florida.

(2)	The Company formed a joint venture with funds advised by DRA Advisors, Inc. and contributed a wholly-owned new shopping center development. The Company retained a 10% equity ownership interest in the joint venture. Represents the sale of assets through the merchant building program.

(3)	Property located in Dallas, Texas.

     The Company’s joint ventures sold the following shopping center properties, excluding those purchased by the Company as described above, in 2002:

	Company’s			Company’s
	Effective			Proportionate
	Ownership	Square Feet	Sales Price	Share of Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

Round Rock, Texas (2)	24.75%	438	$78.1	$5.4
Denver, Colorado	20.00%	390	43.0	2.8
Salem, New Hampshire (2)	24.75%	170	25.0	1.1
Hagerstown, Maryland (2)	24.75%	286	41.7	1.9
Eatontown, New Jersey (2)	79.56%	68	14.0	1.9
Durham, North Carolina	20.00%	408	50.1	2.1
Service Merchandise locations	25.00%	2,667	106.5	4.4

		4,427	$358.4	$19.6

(2)	Represents the sale of assets through the merchant building program.

OFF BALANCE SHEET ARRANGEMENTS

      The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures. The Company has investments in operating properties, development properties and a management and development company. Such arrangements are generally with institutional investors and various developers located throughout the United States.

      In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $18.7 million at December 31, 2004. These obligations, comprised principally of construction contracts, are generally due in twelve to eighteen months and are expected to be financed through new or existing construction loans.

      The Company has provided loans and advances to certain unconsolidated entities in the amount of $3.1 million at December 31, 2004 for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owing to DDR. The Company has guaranteed base rental income from one to three years at 12 centers held through the Service Merchandise joint venture, aggregating $3.3 million at December 31, 2004. The Company has not recorded a liability for the guarantee as the subtenants of the KLA/ SM affiliates are paying rent as due. The Company has recourse against the other parties in the partnership in the event of default.

      The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.

      The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $1.8 billion and $1.3 billion at December 31, 2004 and 2003, respectively, of which the Company’s proportionate share was $420.8 million and $368.5 million, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to its partners in certain limited situations such as misuse of funds and material misrepresentations.

      One of the Company’s joint venture arrangements provide that the Company’s partner can convert its interest in the joint venture into DDR’s common shares. The number of common shares that DDR would be required to issue would be dependent upon the then fair value of the partner’s interest in the joint venture divided by the then fair value of DDR’s common shares. The Company can elect to substitute cash for common shares. At December 31, 2004, assuming such conversion option was exercised, and shares were issued, assets currently aggregating $228.4 million would be consolidated and an additional $156.0 million of mortgage indebtedness outstanding at December 31, 2004 relating to the joint venture which contains this provision would be recorded in the Company’s balance sheet, since this entity is currently accounted for under the equity method of accounting. Should the Company elect to issue cash, the Company’s debt balance would increase by both the existing debt relating to this joint venture, as previously referred to, as well as potential additional debt, which would be incurred to finance the purchase of the equity of the other partner. The Company does not anticipate that its joint venture partners will exercise their rights pursuant to the aforementioned conversion rights, as these institutional investors typically do not invest in equity securities.

FINANCING ACTIVITIES

      The Company has historically demonstrated its access to capital through both the public and private markets. The acquisitions, developments and expansions were generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured public debt, common and preferred equity offerings, joint venture capital, OP Units and asset sales. Total debt outstanding at December 31, 2004 was approximately $2.7 billion as compared to approximately $2.1 billion and $1.5 billion at December 31, 2003 and 2002, respectively. In 2004, the increase in the Company’s outstanding debt was due primarily to the acquisition of assets from Benderson.

      A summary of the aggregate financings through the issuance of common shares, preferred shares, construction loans, medium term notes, term loans and OP Units (units issued by the Company’s partnerships) aggregated $4.5 billion during the three-year period ended December 31, 2004, is summarized as follows (in millions):

	2004		2003		2002

Equity:
Common shares	$737.4	(1)	$381.9	(5)	$119.2	(10)
Preferred shares	170.0	(2)	435.0	(6)	150.0	(11)

Total equity	907.4		816.9		269.2

Debt:
Construction and other secured loans	55.4		61.2		183.3
Permanent financing	—		150.0	(7)	—
Mortgage debt assumed	420.2		183.6		9.7
Tax increment financing	8.6		—		7.3
Medium term notes	525.0	(3)	300.0	(8)	100.0
Unsecured term loans	200.0	(4)	300.0	(9)	—

Total debt	1,209.2		994.8		300.3

	$2,116.6		$1,811.7		$569.5

(1)	15.0 million shares issued in May 2004 and 5.45 million shares in December 2004.

(2)	Issuance of Class I 7.5% Preferred Shares.

(3)	Includes $275 million five-year senior unsecured notes with a coupon rate of 3.875%. These notes are due January 30, 2009 and were offered at 99.584% of par. Also includes, $250 million seven-year senior unsecured notes with a coupon rate of 5.25%. These notes are due April 15, 2011 and were offered at 99.574% of par.

(4)	This facility bears interest at LIBOR plus 0.75% and matures in May 2006. This facility has two one-year extension options to 2008.

(5)	Issued as consideration in the merger with JDN.

(6)	Includes issuance of $50 million of preferred voting shares in conjunction with the merger with JDN. Proceeds from the Class G 8.0% preferred shares issued were used to retire $180 million, Preferred OP Units with a weighted average rate of 8.95%. Proceeds from the Class H 7.375% preferred shares issued were used to retire the Company’s Class C 8.375% preferred shares, Class D 8.68% preferred shares and 9.375% preferred voting shares.

(7)	Represents a $150 million secured financing for five years with interest at a coupon rate of 4.41%.

(8)	Seven-year senior unsecured notes with a coupon rate of 4.625%. These notes are due August 1, 2010 and were offered at 99.843% of par.

(9)	This facility bears interest at LIBOR plus 1.0% and had a one-year term. The Company exercised two six-month extension options and repaid this facility in March 2005. This facility has a balance of $150 million at December 31, 2004. The proceeds from this facility were primarily used to repay JDN’s revolving credit facility with outstanding principal of $229 million at the time of the merger and to repay $85 million of MOPPRS debt and a related call option prior to maturity on March 31, 2003.

(10)	Approximately $50 million of common equity was issued in exchange for two shopping center assets and $35 million was issued in exchange for the replacement of $35 million of 8.5% Preferred OP Units.

(11)	Proceeds from the Class F 8.6% preferred shares issued were used to retire the Company’s Class A 9.5% preferred shares and 9.44% Class B preferred shares aggregating $149.8 million.

     In September 2004, the Company was added to the S&P MidCap 400 Index.

      In September 2004, the Company had declared effective a $1.0 billion shelf registration statement with the SEC under which debt securities, preferred shares or common shares may be issued. At December 31, 2004, the Company had $754 million of debt securities, preferred shares or common shares which may be issued under this registration statement.

      In July 2004, the Company expanded its unsecured revolving credit facility from $650 million to $1.0 billion.

CAPITALIZATION

      At December 31, 2004, the Company’s capitalization consisted of $2.7 billion of debt (excluding the Company’s proportionate share of joint venture mortgage debt aggregating $420.8 million as compared to $368.5 million in 2003), $705 million of preferred shares and $4.9 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 2004 of $44.37) resulting in a debt to total market capitalization ratio of 0.33 to 1.0 as compared to the ratios of 0.37 to 1.0 and 0.43 to 1.0 at December 31, 2003 and 2002, respectively. At December 31, 2004, the Company’s total debt consisted of $2,167.1 million of fixed rate debt, including $80 million of variable rate debt, which has been effectively swapped to a fixed rate of approximately 2.8%, and $549.3 million of variable rate debt, including $60 million of fixed rate debt which has been effectively swapped to a variable rate.

      It is management’s strategy that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financings or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investors Service (Baa3 stable) and Standard and Poor’s (BBB stable). The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

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

      As of December 31, 2004, the Company had cash of $49.9 million and $990 million available under its $1.1 billion revolving credit facilities. As of December 31, 2004, the Company also had 223 operating properties generating $325.3 million, or 53.8%, of the total revenue of the Company for the year ended December 31, 2004, which were unencumbered, thereby providing a potential collateral base for future borrowings.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

      In November 2004, the Company entered into an agreement to purchase 15 Puerto Rican retail real estate assets, totaling nearly 5.0 million square feet from CPG. The total purchase price was approximately $1.15 billion. The transaction closed during the first quarter of 2005.

      The Company has debt obligations relating to its revolving credit facilities, term loan, fixed rate senior notes and mortgages payable (excluding the effect of the fair value hedge) with maturities ranging from 1 to 25 years. In addition, the Company has non-cancelable operating leases, principally for office space and ground leases.

      These obligations are summarized as follows for the subsequent five years ending December 31 (in thousands):

		Operating
Year	Debt	Leases

2005	$241,173	$4,463
2006	338,814	4,074
2007	287,326	3,907
2008	289,927	3,893
2009	375,695	3,719
Thereafter	1,183,491	182,299

	$2,716,426	$202,355

      Debt maturities in 2005 include construction loans of $57.0 million which will be refinanced or extended on similar terms. Senior notes of $1.0 million are expected to be paid from operating cash flow. The unsecured term loan of $150 million due in 2005 was repaid from borrowings from the revolving credit facility in March 2005. The remaining obligations are expected to be repaid from operating cash flow, revolving credit facilities and/or other unsecured debt or equity financings and asset sales.

      In 2006, it is anticipated that the $41.6 million in mortgage loans will be refinanced or paid from operating cash flow. The $60 million in revolving credit facilities scheduled to mature in 2006 are anticipated to be extended on similar terms. The unsecured term loan of $200 million due in 2006 has two one-year extension options to 2008. No assurance can be provided that the aforementioned loans will be refinanced as anticipated.

      The Company has mortgage and credit facility obligations as numerated above. These obligations generally have monthly payments of principal and/or interest over the term of the obligation. The interest payable over the term of the credit facilities and construction loans is determined based on the amount outstanding. The Company continually changes its asset base, so that the amount of interest payable on the mortgages over its life cannot be easily determined and is therefore excluded from the table above.

      At December 31, 2004, the Company had letters of credit outstanding of approximately $23.0 million of which $1.6 million relates to letters of credit provided on behalf of equity affiliates. (See Note 11 of the consolidated financial statements). The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are primarily collateral for existing indebtedness and other obligations accrued on the Company’s accounts.

      In conjunction with the development of shopping centers, the Company has entered into commitments with general contractors for its wholly-owned properties of $84.6 million at December 31, 2004. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.

      In 2003, the Company entered into an agreement with DRA Advisors, its partner in the Community Centers contributed to the MDT Joint Venture, to pay an $0.8 million annual consulting fee for 10 years for services rendered relating to the assessment of financing and strategic investment alternatives.

      In connection with the sale of one of the properties to the MDT Joint Venture, the Company deferred the recognition of approximately $3.6 million and $3.7 million at December 31, 2004 and 2003, respectively, of the gain on sale of real estate related to a shortfall agreement guarantee maintained by the Company. The MDT Joint Venture is obligated to fund any shortfall amount that is caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center. The Company is obligated to pay any shortfall to the extent that is not caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center. No shortfall payments have been made on this property since the completion of construction in 1997.

      The Company entered into master lease agreements with the MDT Joint Venture in 2003 and 2004 with the transfer of properties to the joint venture which has been recorded as a liability and reduction of its gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At December 31, 2004 and 2003, the Company’s master lease obligation, included in accounts payable and other expenses, totaled approximately $7.2 million and $1.9 million, respectively.

      The Company entered into master lease agreements with the DDR Markaz II joint venture in October 2004 in connection with the transfer of properties to the joint venture at closing. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At December 31, 2004, the Company’s master lease obligation, included in accounts payable and other expenses, totaled $4.4 million.

      Related to one of the Company’s developments in Long Beach, California, the Company guaranteed the payment of any special taxes levied on the property within the City of Long Beach Community Facilities District No. 6 and attributable to the payment of debt service on the bonds for periods prior to the completion of certain improvements related to this project. In addition, an affiliate of the Company has agreed to make an annual payment of approximately $0.6 million to defray a portion of the operating expenses of the parking garage through the earlier of October 2032 or until the City’s parking garage bonds are repaid. There are no assets held as collateral or liabilities recorded related to these obligations.

      The Company enters into cancelable contracts for the maintenance of its properties. At December 31, 2004, the Company had purchase order obligations payable, typically payable within one year, aggregating approximately $2.0 million related to the maintenance of its properties and general and administrative expenses.

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

      The Company continuously monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003 through December 31, 2004 other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements.”

INFLATION

      Substantially all of the Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive additional rental income from escalation clauses, which generally increase rental rates during the terms of the leases and/or percentage rentals based on tenants’ gross sales. Such escalations are determined by negotiation, increases in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for terms of less than ten years, which permits the Company to seek increased rents upon renewal at market rates. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

ECONOMIC CONDITIONS

      Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have been experiencing varying economic recession. Adverse changes in general or local economic conditions, could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more national tenant anchors (Wal-Mart, Kohl’s, Target), home improvement stores (Home Depot, Lowe’s) and two or more medium sized big-box tenants (Bed

Bath & Beyond, T.J. Maxx/ Marshalls, Best Buy, Ross Stores), which generally offer day-to-day necessities, rather than high-priced luxury items. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

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

      Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection, the Company believes that its major tenants, including Wal-Mart, Kohl’s, Target, Lowe’s, T.J. Maxx, Bed Bath & Beyond and Best Buy are secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in this economic environment. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since 1993. Also, average base rental rates have increased from $5.48 to $10.79 since the Company’s public offering in 1993.

LEGAL MATTERS

      In January 2004, the appellate court denied the Company’s appeal of a judgment in the amount of $8.0 million, plus interest and attorneys’ fees, against the Company and two other defendants, in connection with a verdict reached in a civil trial involving a claim filed by Regal Cinemas relating to a property owned by the Company. After consultation with legal counsel, the Company determined that it would not appeal the appellate court’s ruling. The Company accrued a liability of $9.2 million, representing the judgment plus accrued interest and legal costs, at December 31, 2003. In 2004, the Company paid $8.9 million, representing the amount of the judgment, accrued interest and amounts due for the attorneys’ fees. Based on the obligations assumed by the Company in connection with the acquisition of the property and the Company’s policy to indemnify officers and employees for actions taken during the course of company business, the judgment was not apportioned among the defendants.

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

      The Company evaluated all of its pre-existing joint venture relationships in order to determine whether the entities are VIEs and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. Effective January 1, 2004, the Company consolidated five entities that were previously accounted for under the equity method. Four of these entities represent investments in undeveloped land located in Round Rock, Texas; Opelika, Alabama; Jackson, Mississippi and Monroe, Louisiana, with combined real estate balances of $6.0 million as of December 31, 2004, and liabilities of $0.8 million of which $0.7 million is owed to the Company. The other entity consolidated is an operating shopping center property located in Martinsville, Virginia, in which DDR has a 50% interest. At December 31, 2004, this joint venture had advances payable to DDR of approximately $8.8 million with total real estate of $31.7 million and total debt of approximately $19.9 million, which is secured by the real estate assets of this entity and is non-recourse to the Company. The Company recorded a charge of $3.0 million in the first quarter of 2004 as a result of the adoption of this standard relating to the minority partner’s cumulative losses in excess of its cost basis in the Martinsville, Virginia joint venture (Note 2).

      In May 2004, the Company assumed all of the rights and obligations related to an independent trust (the “Grantor Trust”) from one of the Company’s joint venture entities in which the Company held a 50% interest. The Grantor Trust, a special purpose entity, owns tax exempt floating rate bonds which are serviced from incremental tax revenue generated on a shopping center development in Merriam, Kansas. The Company was determined to be the primary beneficiary of the Grantor Trust and consolidated the Grantor Trust’s assets and obligations assumed. As of December 31, 2004, the Grantor Trust has outstanding obligations totaling approximately $8.6 million and a receivable from the city of Merriam, Kansas of approximately $8.6 million. The Grantor Trust obligation is secured by a letter of credit guaranteed by the Company.

     Service Merchandise Joint Venture

      The Company holds a 25% economic interest in a VIE (“SM VIE”), in which the Company was not determined to be the primary beneficiary. In March 2002, the SM VIE acquired the designation rights to real estate assets owned and controlled by Service Merchandise Company, Inc. At December 31, 2004, this joint venture holds 63 fee simple, leasehold and ground lease interests previously owned by the Service Merchandise Company, Inc., including designation rights to 2 assets for which it has not obtained final title through the bankruptcy court. In total, these assets are located in 26 states across the United States. The SM VIE has total assets and total mortgage debt of approximately $177.5 million and $62.6 million, respectively, at December 31, 2004 and a note payable to DDR of approximately $15.4 million. In the unlikely event that all of the underlying assets of this entity had no value and all other owners failed to meet their obligations, the Company estimates that its maximum exposure to loss would approximate $27.7 million, primarily representing the net carrying value of the Company’s investment in and advances to this entity as of December 31, 2004. However, the Company expects to recover the recorded amount of its investment in this entity.

     Apex Phase III

      The company holds an 80% economic interest in a VIE (“Apex VIE”), in which the Company was determined to be the primary beneficiary. In January 2004, the Apex VIE was formed for the purpose of acquiring, developing and operating undeveloped land located in Apex, North Carolina. As of December 31, 2004, the VIE has total real estate assets of $8.5 million and total debt of approximately $8.4 million owed to the Company. The Apex VIE balance sheet and income statement are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2004.

     SAB 104

      In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which amends SAB 101, Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of this bulletin did not have a material impact on the Company’s financial position, results of operations or cash flows.

     EITF Issue 03-06

      In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-06, “Participating Securities and the Two-Class Method under SFAS 128”. The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004 and should be applied by restating previously reported EPS. The adoption of this consensus did not have a material impact on the Company’s financial position, results of operations and per share amounts or cash flows.

     FAS 123R Stock-Based Compensation

      In October 2004, the FASB delayed the effective date of its proposed standard, “Share-Based Payment.” Public companies with calendar year-ends are required to adopt the provisions of the standard effective for periods beginning after June 15, 2005, rather than January 1, 2005 as originally proposed. The Company expects to adopt FAS 123R on July 1, 2005. The Company is currently evaluating the effects of this proposed new standard, but does not expect it to materially impact its financial position, results of operations, cash flows or its future compensation strategies.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding joint venture debt, is summarized as follows:

	December 31, 2004				December 31, 2003

		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
	Amount	Maturity	Interest	Percentage	Amount	Maturity	Interest	Percentage
	(Millions)	(Years)	Rate	of Total	(Millions)	(Years)	Rate	of Total

Fixed Rate Debt (1)	$2,167.1	6.3	5.9%	79.8%	$1,436.5	6.2	5.9%	69.1%
Variable Rate Debt (1)	$549.3	1.8	3.5%	20.2%	$641.0	2.0	2.4%	30.9%

(1)	Adjusted to reflect the $80 million and $130 million of variable rate debt, which was swapped to a fixed rate at December 31, 2004 and 2003, respectively, and $60 million and $100 million of fixed rate debt, which was swapped to a variable rate at December 31, 2004 and 2003, respectively.

     The Company’s joint ventures’ fixed rate indebtedness, including $75 million and $93 million of variable rate debt which was swapped to a weighted average fixed rate of approximately 5.5% and 5.6%, respectively, is summarized as follows (in millions):

	December 31, 2004				December 31, 2003

			Weighted	Weighted			Weighted	Weighted
	Joint	Company’s	Average	Average	Joint	Company’s	Average	Average
	Venture	Proportionate	Maturity	Interest	Venture	Proportionate	Maturity	Interest
	Debt	Share	(Years)	Rate	Debt	Share	(Years)	Rate

Fixed Rate Debt	$1,164.2	$284.5	5.1	5.2%	$869.6	$252.4	5.5	5.8%
Variable Rate Debt	$639.2	$136.3	1.4	4.1%	$451.6	$116.1	1.5	3.6%

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

      The interest rate risk on $80 million and $130 million of consolidated floating rate debt at December 31, 2004 and 2003, respectively, and $75 million and $93 million of joint venture floating rate debt at December 31, 2004 and 2003, respectively, of which $16.7 million and $21.4 million is the Company’s proportionate share, has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. At December 31, 2004, the Company’s two fixed rate interest swaps had a fair value which represented an asset of $0.2 million, one of which carries a notional amount of $50 million and one of which carries a notional amount of $30 million and converts variable rate debt to a fixed rate of 2.8% and 2.84%, respectively. At December 31, 2003, the Company’s three fixed rate interest swaps had a fair value which represented a liability of $0.4 million, two of which carry a notional amount of $50 million and one carries a notional amount of $30 million and converts variable rate debt to a fixed rate of 2.51%, 2.82% and 2.94%, respectively. At December 31, 2003, the Company had two variable rate interest swaps, which carried notional amounts of $60 million and $40 million, respectively. The $40 million swap was terminated at maturity in December 2004. At December 31, 2004, the $60 million swap had a fair value which represented an asset of $2.3 million and converted fixed rate debt to a variable rate of 4.3%. At December 31, 2003 these two swaps had a fair value that represented an asset of $5.6 million and converted fixed rate debt to a variable rate of 3.0%.

      The Company’s joint venture interest rate swaps had a fair value which represented an asset of $0.5 million and a liability of $0.7 million, of which $0.1 million and $0.2 million was the Company’s proportionate share at December 31, 2004 and 2003, respectively. At December 31, 2004, these swaps carry notional amounts of $55 million and $20 million and converted variable rate debt to a fixed rate of 5.78% and 4.8%, respectively. At December 31, 2003, these swaps carry notional amounts of $55 million and $38 million and converted variable rate debt to a fixed rate of 5.78% and 6.603%, respectively. One of the Company’s joint ventures, the MDT Joint Venture, entered into fixed rate interest swaps, which carry notional amounts of $59.1 million and $9.1 million, of which the Company’s proportionate share was $8.6 million and $1.3 million at December 31, 2004 and 2003 respectively. These swaps converted variable rate debt to a weighted average fixed rate of 6.2%. As the joint venture has not elected hedge accounting for this derivative, it is marked to market with the adjustments flowing through its income statement. The fair value of the swaps referred to above were calculated based upon expected changes in future LIBOR rates.

      The fair value of the Company’s fixed rate debt adjusted to: i) include the $80 million and $130 million which was swapped to a fixed rate at December 31, 2004 and 2003, respectively; ii) exclude the $60 million and $100 million which was swapped to a variable rate at December 31, 2004 and 2003, respectively; iii) include the Company’s proportionate share of the joint venture fixed rate debt; and iv) include the Company’s proportionate share of $16.7 million and $21.4 million which was swapped to a fixed rate at December 31, 2004 and 2003, respectively, and an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows (in millions):

	December 31, 2004				December 31, 2003

				100				100
				Basis Point				Basis Point
				Decrease in				Decrease in
	Carrying	Fair		Market Interest	Carrying	Fair		Market Interest
	Value	Value		Rates	Value	Value		Rates

Company’s fixed rate debt	$2,167.1	$2,226.8	(1)	$2,334.5 (3)	$1,436.5	$1,510.8	(1)	$1,585.4 (3)
Company’s proportionate share of joint venture fixed rate debt	$284.5	$289.9	(2)	$300.5 (4)	$252.4	$269.7	(2)	$281.2 (4)

(1)	Includes the fair value of interest rate swaps which was an asset of $0.2 million and a liability of $0.4 million at December 31, 2004 and 2003, respectively.

(2)	Includes the Company’s proportionate share of the fair value of interest rate swaps which was an asset of $0.1 million and a liability of $0.2 million at December 31, 2004 and 2003, respectively.

(3)	Includes the fair value of interest rate swaps which was a liability of $0.5 million at December 31, 2003.

(4)	Includes the Company’s proportionate share of the fair value of interest rate swaps which was a liability of $0.2 million at December 31, 2004 and 2003.

     The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

      Further, a 100 basis point increase in short term market interest rates at December 31, 2004 and 2003 would result in an increase in interest expense of approximately $5.5 million and $6.4 million, respectively, for the Company and $1.4 million and $1.2 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

      The Company also has made advances to several partnerships in the form of notes receivable that accrue interest at rates ranging from 6.9% to 12%. Maturity dates range from payment on demand to June 2020. The following table summarizes the aggregate notes receivable, the percentage at fixed rates with the remainder at variable rates, and the effect of a 100 basis point decrease in market interest rates. The estimated increase in interest income does not give effect to possible changes in the daily outstanding balance of the variable rate loan receivables.

	December 31,

	2004	2003
	(Millions)	(Millions)

Total notes receivable	$44.4	$28.0
% Fixed rate loans	69.5%	7.9%
Fair value of fixed rate loans	$45.8	$2.1
Impact on fair value of 100 basis point decrease in market interest rates	$47.0	$2.1

      The Company and its joint ventures intend to continuously monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2004, the Company had no other material exposure to market risk.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A.     CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures

      The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of the end of the period covered by this annual report on Form 10-K. The CEO and CFO have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined at Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Management’s Report on Internal Control Over Financial Reporting

      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II; Item 8 of this annual report on Form 10-K.

     Changes in Internal Control over Financial Reporting

      During the three month period ended December 31, 2004, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.     OTHER INFORMATION

      None.

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

      Copies of the Company’s corporate governance documents are available on the Company’s website, www.ddr.com, under “Investor Relations” and will be provided, free of charge, to any shareholder who requests a copy by calling Michelle M. Dawson, Vice President of Investor Relations at (216) 755-5455, or by writing to Developers Diversified Realty Corporation, Investor Relations at 3300 Enterprise Parkway, Beachwood, Ohio 44122.

      Certain other information required by this Item 10 is incorporated by reference to the information under the headings “Proposal Two: Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Proposal Two: Election of Directors — Corporate Governance — Code of Ethics” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 10, 2005, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

      Incorporated herein by reference to the “Executive Compensation” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 10, 2005.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 10, 2005.

      The following table sets forth the number of securities issued and outstanding under the Company’s existing equity compensation plans, as of December 31, 2004, as well as the weighted average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,976,146 (2)	$26.00	3,322,678 (4)
Equity compensation plans not approved by security holders (3)	87,666	$18.09	N/A

Total	2,063,812	$25.66	3,322,678 (4)

(1)	Includes information related to the Company’s 1992 Employee’s Share Option Plan, 1996 Equity Based Award Plan, 1998 Equity Based Award Plan, 2002 Equity Based Award Plan and 2004 Equity Based Award Plan. Does not include 666,666 shares reserved for issuance under performance units agreements.

(2)	Does not include 202,198 shares of restricted stock as these shares have been reflected in the Company’s total shares outstanding.

(3)	Represents options issued to directors of the Company. The options granted to the directors were at the fair market value at the date of grant and vest over a three-year period.

(4)	Shares may be issued upon the exercise of options or in the form of restricted shares, share appreciation rights, deferred shares, share purchase rights and other share-based awards as set forth in the applicable plan.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference to the “Certain Transactions” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 10, 2005.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

      Incorporated herein by reference to the “Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 10, 2005.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      a.) 1. Financial Statements

      The following documents are filed as a part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Operations for the three years ended December 31, 2004.

Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2004.

Consolidated Statements of Cash Flows for the three years ended December 31, 2004.

Consolidated Statements of Comprehensive Income for the three years ended December 31, 2004

Notes to the Consolidated Financial Statements.

      2. Financial Statement Schedules

The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:

Schedule

      II Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2004.

      III Real Estate and Accumulated Depreciation at December 31, 2004.

      Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

      b.) Exhibits — The following exhibits are filed as part of or incorporated by reference into, this report:

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

2	2.1	Purchase and Sale Agreement by and among Great Lake Holdings, LLC, Benderson Development Company, Inc., The Benderson Trusts, Certain Affiliates and the Company, dated as of March 31, 2004	Quarterly Report on Form 10-Q (Filed with the SEC on May 10, 2004)
2	2.2	Purchase and Sale Agreement between MPR Del Norte LP, S.E., MPR Vega Baja LP, S.E., MPR Fajarado LP, S.E., MPR Del Oeste LP, S.E. and MPR Guyama LP, S.E. and the Company dated November 2, 2004	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
2	2.3	Purchase and Sale Agreement between CRV Rio Hondo LP, LLLP, CRV Del Atlantico LP, LLLP, CRV Rexville LP, LLLP, CRV Senorial LP, LLLP and CRV Hamilton Land Acquisition LP, LLLP and the Company dated November 2, 2004	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
2	2.4	Purchase and Sale Agreement between CPR Del Sol LP, S.E., CPR Escorial LP, S.E., CPR Cayey LP, S.E., CPR Palma Real LP, S.E., CPR Isabela LP, S.E. and CPR San Germain LP, S.E. and the Company dated November 2, 2004	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
3	3.1	Amended and Restated Articles of Incorporation of the Company, as amended	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.2	Second Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.3	Third Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.4	Fourth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.5	Fifth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.6	Sixth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
3	3.7	Seventh Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

3	3.8	Code of Regulations of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.1	Specimen Certificate for Common Shares	Form S-3 Registration No. 33-78778 (Filed with the SEC on May 10, 1994)
4	4.2	Specimen Certificate for 8.60% Class F Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 21, 2002)
4	4.3	Specimen Certificate for Depositary Shares Relating to 8.60% Class F Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
4	4.4	Specimen Certificate for 8.0% Class G Cumulative Redeemable Preferred Shares Statement	Form 8-A Registration (Filed with the SEC on March 25, 2003)
4	4.5	Specimen Certificate for Depositary Shares Relating to 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)
4	4.6	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)
4	4.7	Specimen Certificate for Depositary Shares Relating to 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)
4	4.8	Specimen Certificate for 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)
4	4.9	Specimen Certificate for Depositary Shares Relating to 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)
4	4.10	Indenture dated as of May 1, 1994 by and between the Company and Chemical Bank, as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.11	Indenture dated as of May 1, 1994 by and between the Company and National City Bank, as Trustee (the “NCB Indenture”)	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.12	First Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.13	Second Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.14	Third Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.15	Fourth Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.16	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.17	Form of Floating Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.18	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

4	4.19	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
4	4.20	Form of 3.875% Note due 2009	Current Report on Form 8-K (Filed with the SEC on January 22, 2004)
4	4.21	Form of 5.25% Note due 2011	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.22	Fifth Amended and Restated Credit Agreement dated as of December 12, 2003 among the Company and Banc One Capital Markets, Inc., and other lenders named therein	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
4	4.23	First Amendment, dated as of May 13, 2004, to Fifth Amended and Restated Credit Agreement dated as of December 12, 2003 among the Company and Banc One Capital Markets, Inc., and other lenders named therein	Form S-3 Registration No. 333-117550 (Filed with the SEC on July 21, 2004)
4	4.24	Second Amendment, dated as of July 27, 2004, to Fifth Amended and Restated Credit Agreement dated as of December 12, 2003 among the Company and Banc One Capital Markets, Inc., and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on August 9, 2004)
4	4.25	Third Amendment, dated as of January 13, 2005, to Fifth Amended and Restated Credit Agreement dated as of December 12, 2003 among the Company and Banc One Capital Markets, Inc., and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on January 31, 2005)
4	4.26	Credit Agreement dated as of March 13, 2003 among the Company and Banc of America Securities, LLC and Wells Fargo Bank, National Association and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on June 24, 2003)
4	4.27	Term Loan Credit Agreement dated as of May 20, 2004 among the Company and Banc One Capital Markets, Inc. and Wachovia Capital Markets, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on June 24, 2004)
4	4.28	Form of Indemnification Agreement	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
4	4.29	Shareholder Rights Agreement dated as of May 26, 1999 between the Company and National City Bank	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.1	Registration Rights Agreement	Form S-11 Registration No. 33-54930 (Filed with the SEC on November 23, 1992)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

10	10.2	Stock Option Plan*	Form S-8 Registration No. 33-74562 (Filed with the SEC on January 28, 1994)
10	10.3	Amended and Restated Directors’ Deferred Compensation Plan*	Annual Report on Form 10-K (filed with the SEC on April 2, 2001)
10	10.4	Elective Deferred Compensation Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan*	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
10	10.6	Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.7	Amended and Restated 1998 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)
10	10.8	2002 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2002)
10	10.9	2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-117069 (Filed with the SEC on July 1, 2004)
10	10.10	Form of Restricted Share Agreement under the 1996/1998/2002/2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Filed herewith
10	10.11	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Filed herewith
10	10.12	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Filed herewith
10	10.13	Form of Directors’ Restricted Shares Agreement, dated January 1, 2000*	Form S-11 Registration No. 333-76278 (Filed with SEC on January 4, 2002; see Exhibit 10(ff) therein)
10	10.14	Performance Units Agreement, dated as of March 1, 2000, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.15	Performance Units Agreement, dated as of January 2, 2002, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.16	Performance Units Agreement, dated as of January 2, 2002, between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.17	Performance Units Agreement, dated as of January 2, 2002, between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

10	10.18	Incentive Compensation Agreement, effective as of February 11, 1998, between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.19	Employment Agreement dated as of March 1, 2000 between the Company and Joan U. Allgood*	Annual Report on Form 10-K (Filed with the SEC on April 2, 2002)
10	10.20	Employment Agreement, dated as of November 15, 2002, between the Company and Timothy J. Bruce*	Annual Report on Form 10-K (Filed with the SEC on March 12, 2003)
10	10.21	Employment Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.22	Employment Agreement dated as of April 21, 1999 between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.23	Employment Agreement dated as of March 1, 2000 between the Company and William H. Schafer*	Annual Report on Form 10-K (Filed with the SEC on April 2, 2002)
10	10.24	Employment Agreement dated as of December 6, 2001, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.25	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Joan U. Allgood and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999)
10	10.26	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999)
10	10.27	Change of Control Agreement, dated as of November 15, 2002, between the Company and Timothy J. Bruce*	Annual Report on Form 10-K (Filed with the SEC on March 12, 2003)
10	10.28	Change of Control Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.29	Change of Control Agreement as of May 17, 1999 between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.30	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000)
10	10.31	Program Agreement for Retail Value Investment Program, dated as of February 11, 1998, among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)

Exhibit No.
Under Reg.			Filed Herewith or
S-K	Form 10-K		Incorporated Herein by
Item 601	Exhibit No.	Description	Reference

14	14.1	Developers Diversified Realty Corporation Code of Ethics for Senior Financial Officers	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
21	21.1	List of Subsidiaries	Filed herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
99	99.1	Voting Agreement, dated October 4, 2002, between the Company and certain stockholders named therein	Current Report on Form 8-K (Filed with the SEC on October 9, 2002)

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

By:	/s/ Scott A. Wolstein

Scott A. Wolstein, Chairman and Chief Executive Officer

Date: March 16, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of March, 2005.

/s/ Scott A. Wolstein Scott A. Wolstein	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William H. Schafer William H. Schafer	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Dean S. Adler Dean S. Adler	Director

/s/ Terrance R. Ahern Terrance R. Ahern	Director

/s/ Moshen Anvari Moshen Anvari	Director

/s/ Robert H. Gidel Robert H. Gidel	Director

Victor MacFarlane	Director

/s/ Craig Macnab Craig Macnab	Director

/s/ Scott D. Roulston Scott D. Roulston	Director

/s/ Barry A. Scholem Barry A. Scholem	Director

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Developers Diversified Realty Corporation:

      We have completed an integrated audit of Developers Diversified Realty Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Developers Diversified Realty Corporation and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Notes 1 and 2 to the consolidated financial statements, the Company, on April 1, 2004, adopted FIN 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51”, as interpreted.

Internal control over financial reporting

      Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
March 15, 2005

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share amounts)

	December 31,

	2004	2003

ASSETS
Land	$1,238,242	$821,893
Buildings	3,998,972	2,719,764
Fixtures and tenant improvements	120,350	90,384
Construction in progress and land under development	245,860	252,870

	5,603,424	3,884,911
Less accumulated depreciation	(568,231)	(458,213)

Real estate, net	5,035,193	3,426,698
Cash and cash equivalents	49,871	11,693
Restricted cash	—	99,340
Accounts receivable, net	84,843	76,509
Notes receivable	17,823	11,741
Advances to and investments in joint ventures	288,020	260,143
Deferred charges, net	14,159	12,292
Other assets	93,638	42,735

	$5,583,547	$3,941,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured indebtedness:
Senior notes	$1,220,143	$838,996
Variable rate term debt	350,000	300,000
Revolving credit facility	60,000	171,000

	1,630,143	1,309,996
Secured indebtedness:
Revolving credit facility	—	15,500
Mortgage and other secured indebtedness	1,088,547	757,635

	1,088,547	773,135

Total indebtedness	2,718,690	2,083,131
Accounts payable and accrued expenses	103,256	98,046
Dividends payable	62,089	43,520
Other liabilities	89,258	54,946

	2,973,293	2,279,643

Minority equity interests	23,666	24,543
Operating partnership minority interests	32,269	22,895

	3,029,228	2,327,081
Commitments and contingencies (Note 1)
Shareholders’ equity:
Preferred shares (Note 12)	705,000	535,000
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 108,521,763 and 93,792,948 shares issued at December 31, 2004 and 2003, respectively	10,852	9,379
Paid-in-capital	1,933,433	1,301,232
Accumulated distributions in excess of net income	(92,290)	(116,737)
Deferred obligation	10,265	8,336
Accumulated other comprehensive gain (loss)	326	(541)
Less: Unearned compensation-restricted stock	(5,415)	(3,892)
Common shares in treasury at cost: 439,166 and 7,359,747 shares issued at December 31, 2004, and 2003, respectively	(7,852)	(118,707)

	2,554,319	1,614,070

	$5,583,547	$3,941,151

The accompanying notes are an integral part of these consolidated financial statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

	For the Year Ended December 31,

	2004	2003	2002

			As adjusted
			(Note 1)
Revenues from operations:
Minimum rents	$430,991	$337,381	$251,619
Percentage and overage rents	7,609	5,651	4,312
Recoveries from tenants	122,406	93,380	68,544
Ancillary income	3,325	2,347	1,914
Other property related income	4,300	911	1,584
Management fee income	14,626	10,647	10,145
Development fee income	2,311	1,446	2,229
Other	13,365	13,969	6,354

	598,933	465,732	346,701

Rental operation expenses:
Operating and maintenance	71,520	61,125	42,243
Real estate taxes	78,094	57,041	42,459
General and administrative	47,126	40,820	29,392
Depreciation and amortization	131,577	93,155	76,155

	328,317	252,141	190,249

	270,616	213,591	156,452

Other income (expense):
Interest income	4,235	5,082	5,905
Interest expense	(129,659)	(88,837)	(75,754)
Other expense	(1,779)	(10,119)	(1,018)

	(127,203)	(93,874)	(70,867)

Income before equity in net income of joint ventures, gain on sale of joint venture interests, minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	143,413	119,717	85,585
Equity in net income of joint ventures	40,895	44,967	32,769
Gain on sale of joint venture interests	—	7,950	—

Income before minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	184,308	172,634	118,354
Minority interests:
Minority equity interests	(2,406)	(1,360)	(1,782)
Preferred operating partnership minority interests	—	(2,236)	(18,338)
Operating partnership minority interests	(2,607)	(1,769)	(1,450)

	(5,013)	(5,365)	(21,570)
Income tax of taxable REIT subsidiaries and franchise taxes	(1,469)	(1,626)	(742)

Income from continuing operations	177,826	165,643	96,042

Discontinued operations:
Income (loss) from operations	1,734	226	(1,777)
Gain on disposition of real estate, net	8,561	460	4,276

	10,295	686	2,499

Income before gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	188,121	166,329	98,541
Gain on disposition of real estate	84,642	73,932	3,429

Income before cumulative effect of adoption of a new accounting standard	272,763	240,261	101,970
Cumulative effect of adoption of a new accounting standard	(3,001)	—	—

Net income	$269,762	$240,261	$101,970

Net income applicable to common shareholders	$219,056	$189,056	$69,368

Per share data:
Basic earnings per share data:
Income from continuing operations	$2.19	$2.30	$1.05
Income from discontinued operations	0.11	0.01	0.04
Cumulative effect of adoption of a new accounting standard	(0.03)	—	—

Net income applicable to common shareholders	$2.27	$2.31	$1.09

Diluted earnings per share data:
Income from continuing operations	$2.17	$2.26	$1.03
Income from discontinued operations	0.10	0.01	0.04
Cumulative effect of adoption of a new accounting standard	(0.03)	—	—

Net income applicable to common shareholders	$2.24	$2.27	$1.07

The accompanying notes are an integral part of these consolidated financial statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	For the Year Ended December 31,

	2004	2003	2002

Net income	$269,762	$240,261	$101,970

Other comprehensive income:
Change in fair value of the effective portion of cash flow hedges	867	47	7,586

	867	47	7,586

Net comprehensive income	$270,629	$240,308	$109,556

The accompanying notes are an integral part of these consolidated financial statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts as adjusted, Note 1)

						Accumulated
				Accumulated		Other	Unearned
				Distributions in		Comprehensive	Compensation –	Treasury
	Preferred	Common	Paid in	Excess of	Deferred	Income/	Restricted	Stock at
	Shares	Shares	Capital	Net Income	Obligation	(Loss)	Stock	Cost	Total

Balance December 31, 2001	$303,750	$6,609	$753,228	$(130,436)	$—	$(8,174)	$(1,753)	$(89,210)	$834,014
Issuance of 1,155,661 common shares for cash related to exercise of stock options and dividend reinvestment plan	—	116	17,769	—	—	—	—	—	17,885
Issuance of 120,208 common shares related to restricted stock plan	—	12	2,380	—	—	—	(1,914)	—	478
Vesting of restricted stock	—	—	—	—	—	—	556	—	556
Issuance of 1,747,378 common shares for cash – underwritten offering	—	175	32,877	—	—	—	—	—	33,052
Issuance of 2,512,778 common shares in exchange for real estate property	—	251	48,989	—	—	—	—	—	49,240
Issuance of 1,604,768 common shares in exchange for redemption of preferred operating partnership units	—	161	31,939	—	—	—	—	—	32,100
Issuance of 13,729 common shares upon exercise of put warrant	—	1	—	—	—	—	—	—	1
Issuance of Class F preferred shares for cash – underwritten offering	150,000	—	(5,405)	—	—	—	—	—	144,595
Redemption of preferred shares	(149,750)	—	5,544	(5,544)	—	—	—	—	(149,750)
Purchase of 547 common shares	—	—	—	—	—	—	—	(11)	(11)
Change in fair value of interest rate swaps	—	—	—	—	—	7,586	—	—	7,586
Net income	—	—	—	101,970	—	—	—	—	101,970
Dividends declared – common shares	—	—	—	(99,079)	—	—	—	—	(99,079)
Dividends declared – preferred shares	—	—	—	(27,076)	—	—	—	—	(27,076)

Balance, December 31, 2002	304,000	7,325	887,321	(160,165)	—	(588)	(3,111)	(89,221)	945,561
Issuance of 2,444,103 common shares for cash related to exercise of stock options and dividend reinvestment plan	—	245	39,334	—	7,579	—	—	(28,729)	18,429
Issuance of 103,139 common shares related to restricted stock plan	—	9	2,271	—	—	—	(1,825)	—	455
Vesting of restricted stock	—	—	—	—	757	—	1,044	(757)	1,044
Issuance of 17,998,079 common shares and 2,000,000 voting preferred shares associated with the JDN merger	50,000	1,800	380,126	—	—	—	—	—	431,926
Issuance of Class G and H preferred shares for cash – underwritten offerings	385,000	—	(13,540)	—	—	—	—	—	371,460
Redemption of preferred operating partnership units and preferred shares	(204,000)	—	5,720	(10,710)	—	—	—	—	(208,990)
Change in fair value of interest rate swaps	—	—	—	—	—	47	—	—	47
Net income	—	—	—	240,261	—	—	—	—	240,261
Dividends declared – common shares	—	—	—	(145,077)	—	—	—	—	(145,077)
Dividends declared – preferred shares	—	—	—	(41,046)	—	—	—	—	(41,046)

Balance, December 31, 2003	535,000	9,379	1,301,232	(116,737)	8,336	(541)	(3,892)	(118,707)	1,614,070
Issuance of 457,378 common shares for cash related to exercise of stock options and dividend reinvestment plan	—	(27)	(1,390)	—	—	—	—	6,323	4,906
Issuance of 105,974 common shares related to restricted stock plan	—	—	—	—	—	—	(2,956)	1,861	(1,095)
Vesting of restricted stock	—	—	—	—	1,929	—	1,433	—	3,362
Issuance of 20,450,000 common shares for cash – underwritten offerings	—	1,500	637,662	—	—	—	—	97,587	736,749
Redemption of 284,304 operating partnership units in exchange for common shares	—	—	1,716	—	—	—	—	5,084	6,800
Issuance of Class I preferred shares for cash – underwritten offerings	170,000	—	(5,787)	—	—	—	—	—	164,213
Change in fair value of interest rate swaps	—	—	—	—	—	867	—	—	867
Net income	—	—	—	269,762	—	—	—	—	269,762
Dividends declared – common shares	—	—	—	(194,078)	—	—	—	—	(194,078)
Dividends declared – preferred shares	—	—	—	(51,237)	—	—	—	—	(51,237)

Balance, December 31, 2004	$705,000	$10,852	$1,933,433	$(92,290)	$10,265	$326	$(5,415)	$(7,852)	$2,554,319

The accompanying notes are an integral part of these consolidated financial statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	For the Year Ended December 31,

	2004	2003	2002

Cash flow operating activities:
Net income	$269,762	$240,261	$101,970
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	132,647	95,219	78,368
Amortization of deferred finance costs	7,300	6,514	3,832
Equity in net income of joint ventures	(40,895)	(44,967)	(32,769)
Gain on sale of joint venture interests	—	(7,950)	—
Cash distributions from joint ventures	38,724	41,946	37,481
Preferred operating partnership minority interest expense	—	2,236	18,338
Operating partnership minority interest expense	2,607	1,769	1,450
Gain on disposition of real estate and real estate investments and impairment charge, net	(92,616)	(71,752)	(2,975)
Cumulative effect of adoption of a new accounting standard	3,001	—	—
Net change in accounts receivable	(6,611)	(5,825)	(8,698)
Net change in accounts payable and accrued expenses	(15,048)	(6,906)	12,107
Net change in other operating assets and liabilities	(6,645)	12,584	1,635

Total adjustments	22,464	22,868	108,769

Net cash flow provided by operating activities	292,226	263,129	210,739

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(1,907,934)	(284,003)	(316,388)
Decrease (increase) in restricted cash	99,340	(99,340)	—
Consolidation of joint venture interests	251	348	—
Equity contributions to joint ventures	(11,433)	(96,438)	(20,658)
(Advances to) repayment of joint ventures	(7,355)	(29,540)	550
Repayment (issuance) of notes receivable, net	2,228	8,764	(21,559)
Proceeds resulting from contribution of properties to joint ventures and repayments of advances from affiliates	635,445	388,527	25,108
Proceeds from sale and refinancing of joint venture interests	39,342	69,344	20,547
Proceeds from disposition of real estate and real estate investments	15,515	26,092	32,403

Net cash flow used for investing activities	(1,134,601)	(16,246)	(279,997)

Cash flow from financing activities:
Proceeds from (repayment of) revolving credit facilities, net	(126,500)	(488,500)	44,250
Proceeds from borrowings from term loans, net	50,000	300,000	—
Proceeds from construction loans and other mortgage debt	105,394	252,452	188,921
Principal payments on rental property debt	(203,255)	(338,678)	(51,456)
Repayment of senior notes	(140,000)	(100,000)	(28,000)
Proceeds from issuance of medium term notes, net of underwriting commissions and $421 and $524 of offering expenses paid in 2004 and 2003, respectively	520,003	297,130	17,021
Payment of deferred finance costs (bank borrowings)	(4,120)	(6,380)	(5,316)
Proceeds from the issuance of common shares, net of underwriting commissions and $609 and $119 of offering expenses paid in 2004 and 2002, respectively	736,749	—	33,052
Proceeds from the issuance of preferred shares, net of underwriting commissions and $432, $1,412 and $540 of offering expenses paid in 2004, 2003 and 2002, respectively	164,213	371,460	144,595
Redemption of preferred shares	—	(204,000)	(149,750)
Redemption of preferred operating partnership units	—	(180,000)	—
Repurchase of operating partnership minority interests	—	—	(2,269)
Proceeds from the issuance of common shares in conjunction with exercise of stock options, 401(k) plan, dividend reinvestment plan and restricted stock plan	7,170	20,188	18,919
Purchase of treasury stock	—	—	(11)
Distributions to preferred and operating partnership minority interests	(2,354)	(7,253)	(20,555)
Dividends paid	(226,747)	(167,980)	(122,841)

Cash provided by (used for) financing activities	880,553	(251,561)	66,560

Increase (decrease) in cash and cash equivalents	38,178	(4,678)	(2,698)
Cash and cash equivalents, beginning of year	11,693	16,371	19,069

Cash and cash equivalents, end of year	$49,871	$11,693	$16,371

The accompanying notes are an integral part of these consolidated financial statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Business

      Developers Diversified Realty Corporation, its subsidiaries and related real estate joint ventures (the “Company” or “DDR”), are primarily engaged in the business of acquiring, expanding, owning, developing, managing and operating shopping centers, enclosed malls and business centers. The Company’s shopping centers are typically anchored by two or more national tenant anchors (Wal-Mart, Kohl’s, Target), home improvement stores (Home Depot, Lowe’s) and two or more medium sized big-box tenants (Bed Bath & Beyond, T.J. Maxx/ Marshalls, Best Buy, Ross Stores). At December 31, 2004, the Company owned or had interests in 436 shopping centers in 44 states and 32 business centers in 11 states. The tenant base primarily includes national and regional retail chains and local retailers. Consequently, the Company’s credit risk is concentrated in the retail industry.

      Revenues derived from the Company’s largest tenant, Wal-Mart, aggregated 4.0%, 4.9% and 4.6% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The total percentage of Company-owned gross leasable area (“GLA” (Unaudited)) attributed to Wal-Mart was 7.3% at December 31, 2004. The Company’s ten largest tenants comprised 19.4%, 23.1% and 20.5% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively, including revenues reported within discontinued operations. Management believes the Company’s portfolio is diversified in terms of location of its shopping centers and its tenant profile. Adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. During the three-year period ended December 31, 2004, 2003 and 2002, certain national and regional retailers experienced financial difficulties and several filed for protection under bankruptcy laws. The Company does not believe that these bankruptcies will have a material impact on the Company’s financial position, results of operations, or cash flows.

Principles of Consolidation

      The Company consolidates certain entities if it is deemed to be the primary beneficiary in a variable interest entity (“VIE’s”), as defined in FIN No. 46R “Consolidation of Variable Interest Entities” (“FIN 46.”) For those entities that are not VIE’s the Company also consolidates entities in which it has financial and operating control. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures and companies for which the Company has the ability to exercise significant influence over, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or loss) of these joint ventures and companies is included in consolidated net income.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

      Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended
	December 31,

	2004	2003	2002

Issuance of common shares and preferred shares in conjunction with the acquisition of shopping centers including the merger of JDN	$—	$431.9	$49.2
Contribution of net assets to joint ventures	70.7	52.0	23.6
Consolidation of the net assets (excluding mortgages as disclosed below) of joint ventures and minority equity investment previously reported on the equity method of accounting	10.2	10.4	152.8
Mortgages assumed, shopping center acquisitions, merger of JDN and consolidation of joint ventures and a minority equity investment	458.7	660.0	9.7
Liabilities assumed with the acquisition of shopping centers and the merger of JDN	46.9	43.7	—
Dividends declared, not paid	62.1	43.5	25.4
Fair value of interest rate swaps	2.6	6.1	7.7
Warrant exercise and share issuance for preferred operating partnership unit redemption	—	—	32.1
Share issuance for operating partnership unit redemption	6.8	—	—
Accounts payable related to construction in progress	—	3.8	3.2

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At December 31, 2003, the Company had restricted cash of $99.3 million, which was being held in a qualified escrow account for the purposes of completing a like-kind exchange transaction, of which $4.8 million was utilized in 2004 and the remaining funds were released in January 2004 due to the decision to no longer pursue a like-kind exchange.

      The transactions above did not provide or use cash in the years presented and, accordingly, they are not reflected in the consolidated statements of cash flows.

Real Estate

      Real estate assets held for investment are stated at cost less accumulated depreciation, which, in the opinion of management, is not in excess of the individual property’s estimated undiscounted future cash flows, including estimated proceeds from disposition.

      Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, ranging from 30 to 31.5 years
Furniture/ Fixtures and Tenant Improvements	Useful lives, which approximate lease terms, where applicable

      Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations, which improve or extend the life of the assets, are capitalized. Included in land at December 31, 2004, was undeveloped real estate, generally outlots or expansion pads adjacent to shopping centers owned by the Company (excluding shopping centers owned through joint ventures), and excess land of approximately 490 acres.

      Construction in progress includes shopping center developments and significant expansions and redevelopments. The Company capitalizes interest on funds used for the construction, expansion or redevelopment of

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

shopping centers, including funds advanced to or invested in joint ventures with qualifying development activities. Capitalization of interest ceases when construction activities are substantially completed and the property is available for occupancy by tenants. In addition, the Company capitalized certain internal construction administration costs of $5.7 million, $5.1 million and $4.3 million in 2004, 2003 and 2002, respectively.

Purchase Price Accounting

      Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and, if determined to be material, identified intangible assets generally consisting of the fair value of (i) above and below market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. In estimating the fair value of the tangible and intangible assets and liabilities acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. Depending upon the size of the acquisition, the Company may engage an outside appraiser to perform a valuation of the tangible and intangible assets acquired. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

      Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. At December 31, 2004, the below market leases aggregated $4.2 million and there were no above market leases. At December 31, 2003, there were no above or below market lease assets or obligations.

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

      The value of in-place leases including origination costs is amortized to expense over the estimated weighted average remaining initial term of the acquired lease portfolio. The value of tenant relationship intangibles is amortized to expense over the estimated initial and renewal terms of the lease portfolio; however, no amortization period for intangible assets will exceed the remaining depreciable life of the building.

      Intangible assets associated with property acquisitions are included in other assets in the Company’s consolidated balance sheets.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Impairment of Long-Lived Assets

      Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.” If an asset is held for sale, it is stated at the lower of its carrying value or fair value less cost to sell. The determination of undiscounted cash flows requires significant estimates made by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists.

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

Deferred Charges

      Costs incurred in obtaining long-term financing are included in deferred charges in the accompanying consolidated balance sheets and are amortized on a straight-line basis over the terms of the related debt agreements, which approximates the effective interest method. Such amortization is reflected as interest expense in the consolidated statements of operations.

Revenue Recognition

      Minimum rents from tenants are recognized using the straight-line method over the lease term of the respective leases. Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned based on a percentage of collected rent at the properties under management. Ancillary and other property related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in other income and recognized and earned upon termination of a tenant’s lease.

Accounts Receivable

      Accounts receivable, other than straight-line rents receivable and master lease arrangements, are expected to be collected within one year and are net of any estimated unrecoverable amounts of approximately $12.4 million and $13.7 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, straight-line rents receivable, net of a provision for uncollectible amounts of $1.8 million and $1.5 million, aggregated $27.4 million and $21.6 million, respectively. Included in accounts receivable is approximately $3.2 million related to master lease obligation from Benderson Development Company and related entities (“Benderson”) at December 31, 2004.

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The Company adopted the provisions of SFAS 144 effective January 1, 2002. It retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS 144, assuming no significant continuing involvement, the sale of a retail or industrial operating property is now considered a discontinued operation. In addition, the operations from properties classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the property sale within one year is considered probable. Accordingly, the results of operations of properties disposed of, or classified as held for sale after January 1, 2002, for which the Company has no significant continuing involvement are reflected as discontinued operations. Interest expense, which is specifically identifiable to the property, is used in the computation of interest expense attributable to discontinued operations. Consolidated interest at the corporate level is allocated to discontinued operations pursuant to the methods prescribed under EITF 87-24, based on the proportion of net assets disposed.

General and Administrative Expenses

      General and administrative expenses include certain internal leasing and legal salaries and related expenses directly associated with the releasing of existing space, which are charged to operations as incurred.

Stock Option and Other Equity-Based Plans

      The Company has stock-based employee compensation plans, which are described more fully in Note 16 to the consolidated financial statements. The Company applies APB 25, “Accounting for Stock Issued to Employees” in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. No stock-based employee compensation cost for stock options is reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The Company records compensation expense related to its restricted stock plan and its performance unit awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of SFAS No. 123,” to stock-based employee compensation (in thousands, except per share data).

	Year Ended December 31,

	2004	2003	2002

Net income, as reported	$269,762	$240,261	$101,970
Add: Stock based employee compensation included in reported net income	6,308	5,017	2,215
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	(5,062)	(5,200)	(2,515)

	$271,008	$240,078	$101,670

Earnings per share:
Basic — as reported	$2.27	$2.31	$1.09

Basic — pro forma	$2.28	$2.31	$1.08

Diluted — as reported	$2.24	$2.27	$1.07

Diluted — pro forma	$2.25	$2.27	$1.07

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Interest and Real Estate Taxes

      Interest and real estate taxes incurred during the development and significant expansion of real estate assets held for investment are capitalized and depreciated over the estimated useful life of the building. Interest paid during the years ended December 31, 2004, 2003 and 2002, aggregated $133.8 million, $98.2 million and $84.7 million, respectively, of which $9.9 million, $11.5 million and $9.2 million, respectively, was capitalized.

Goodwill

      Effective January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill, including such assets associated with joint ventures acquired in past business combinations, ceased upon adoption. Goodwill is included in the balance sheet caption Advances to and Investments in Joint Ventures in the amount of $5.4 million as of December 31, 2004 and 2003. The Company evaluated the goodwill related to its joint venture investments for impairment and determined that it was not impaired as of December 31, 2004 and 2003.

Intangible Assets

      Finite lived intangible assets comprised of management contracts, associated with the Company’s acquisition of a joint venture, are stated at cost less amortization calculated on a straight-line basis over 15 years. Intangible assets, net, are included in the balance sheet caption Advances to and Investments in Joint Ventures in the amount of $4.7 million and $4.2 million as of December 31, 2004 and 2003, respectively. The 15-year life approximates the expected turnover rate of the original management contracts acquired.

      The estimated amortization expense associated with the management company finite lived intangible asset for each of the five succeeding fiscal years is approximately $0.3 million per year.

Advances to and Investments in Joint Ventures

      To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets, which were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of joint venture. In accordance with the provisions of Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures” paragraph 30, the Company recognizes gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. The Company continually evaluates its advances to and investments in joint ventures for other than temporary declines in market value. Any decline that is not expected to recover in the next twelve months is considered an other than temporary impairment and recorded. The Company has determined that these investments are not impaired as of December 31, 2004.

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

      The Company evaluated all of its pre-existing joint venture relationships in order to determine whether the entities are VIEs and whether the Company is considered to be the primary beneficiary or whether it holds a significant variable interest. Effective January 1, 2004, the Company consolidated five entities that were previously accounted for under the equity method (Note 2).

      In May 2004, the Company assumed all of the rights and obligations related to an independent trust (the “Grantor Trust”) from one of the Company’s joint venture entities in which the Company held a 50% interest. The Grantor Trust, a special purpose entity, owns tax exempt floating rate bonds which are serviced from incremental tax revenue generated on a shopping center development in Merriam, Kansas. The Company was determined to be the primary beneficiary of the Grantor Trust and consolidated the Grantor Trust’s assets and obligations assumed. As of December 31, 2004, the Grantor Trust has outstanding obligations totaling approximately $8.6 million and a receivable from the city of Merriam, Kansas of approximately $8.6 million. The Grantor Trust obligation is secured by a letter of credit guaranteed by the Company.

Service Merchandise Joint Venture

      The Company holds a 25% economic interest in a VIE (“SM VIE”), in which the Company was not determined to be the primary beneficiary. In March 2002, the SM VIE acquired the designation rights to real estate assets owned and controlled by Service Merchandise Company, Inc. At December 31, 2004, this joint venture holds 63 fee simple, leasehold and ground lease interests previously owned by the Service Merchandise Company, Inc., including designation rights to 2 assets for which it has not obtained final title through the bankruptcy court. In total, these assets are located in 26 states across the United States. The SM VIE has total assets and total mortgage debt of approximately $177.5 million and $62.6 million, respectively, at December 31, 2004 and a note payable to DDR of approximately $15.4 million. In the unlikely event that all of the underlying assets of this entity had no value and all other owners failed to meet their obligations, the Company estimates that its maximum exposure to loss would approximate $27.7 million, primarily representing the net carrying value of the Company’s investment in and advances to this entity as of December 31, 2004. However, the Company expects to recover the recorded amount of its investment in this entity.

Apex Phase III

      The Company holds an 80% economic interest in a VIE (“Apex VIE”), in which the Company was determined to be the primary beneficiary. In January 2004, the Apex VIE was formed for the purpose of

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

acquiring, developing and operating undeveloped land located in Apex, North Carolina. As of December 31, 2004, the VIE has total real estate assets of $8.5 million and total debt of approximately $8.4 million owed to the Company. The Apex VIE balance sheet and income statement are included in the Company’s consolidated financial statements as of and for the year ended December 31, 2004.

SAB 104

      In December 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which amends SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of this bulletin did not have a material impact on the Company’s financial position, results of operations or cash flows.

EITF Issue 03-06

      In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus regarding Issue 03-06, “Participating Securities and the Two-Class Method under SFAS 128”. The issue addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that participate in dividends and earnings of the issuing entity. Such securities are contractually entitled to receive dividends when and if the entity declares dividends on common stock. The issue also provides further guidance in applying the two-class method of calculating EPS once it is determined that a security is participating. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. This consensus is effective for the period ended June 30, 2004 and should be applied by restating previously reported EPS. The adoption of this consensus did not have a material impact on the Company’s financial position, results of operations and per share amounts or cash flows.

FAS 123R Stock-Based Compensation

      In October 2004, the FASB delayed the effective date of its proposed standard, “Share-Based Payment.” Public companies with calendar year-ends are required to adopt the provisions of the standard effective for periods beginning after June 15, 2005, rather than January 1, 2005 as originally proposed. The Company expects to adopt FAS 123R on July 1, 2005. The Company is currently evaluating the effects of this proposed new standard, but does not expect it to materially impact its financial position, results of operations, cash flows or its future compensation strategies.

Reclassification

      Certain reclassifications have been made to the 2003 and 2002 financial statements to conform to the 2004 presentation. These reclassifications have not changed the results of operations or cash flow for 2003 or 2002.

Use of Estimates in Preparation of Financial Statements

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

2.	Advances to and Investments in Joint Ventures

      Combined condensed financial information of the Company’s joint venture investments is summarized as follows (in thousands):

	December 31,

Combined Balance Sheets	2004	2003

Land	$798,852	$519,846
Buildings	2,298,424	1,692,367
Fixtures and tenant improvements	42,922	24,985
Construction in progress	25,151	38,018

	3,165,349	2,275,216
Less: accumulated depreciation	(143,170)	(118,755)

Real estate, net	3,022,179	2,156,461
Receivables, net	68,596	47,165
Leasehold interests	26,727	28,895
Other assets	96,264	83,776

	$3,213,766	$2,316,297

Mortgage debt	$1,803,420	$1,321,117
Amounts payable to DDR	20,616	31,683
Amounts payable to other partners	46,161	32,121
Other liabilities	75,979	80,681

	1,946,176	1,465,602
Accumulated equity	1,267,590	850,695

	$3,213,766	$2,316,297

Company’s proportionate share of accumulated equity	$257,944	$204,431

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the Year Ended December 31,

Combined Statements of Operations	2004	2003	2002

Revenues from operations	$339,446	$255,541	$201,303

Rental operation expenses	118,922	87,842	69,531
Depreciation and amortization expense	68,110	40,663	30,740
Interest expense	79,149	71,094	63,285

	266,181	199,599	163,556

Income before gain on sales of real estate and discontinued operations	73,265	55,942	37,747
Gain on sales of real estate	4,787	569	6,138

Income from continuing operations	78,052	56,511	43,885

Discontinued operations:
Income from discontinued operations, net of tax	1,115	513	8,545
Gain on sale of real estate, net of tax	39,612	63,875	53,130

	40,727	64,388	61,675

Net income	$118,779	$120,899	$105,560

Company’s proportionate share of net income	$42,150	$46,593	$34,724

      The Company has made advances to several partnerships in the form of notes receivable and fixed rate loans, which accrue interest at rates ranging from 6.3% to 12.0%. Maturity dates range from payment on demand to June 2020. Included in the Company’s accounts receivable is approximately $1.7 million at December 31, 2004, due from affiliates related to construction receivables (none at December 31, 2003).

      Advances to, and investments in, joint ventures include the following items, which represent the difference between the Company’s investment and its proportionate share of the joint ventures’ underlying net assets (in millions):

	For the Year Ended
	December 31,

	2004	2003

Basis differentials *	$51.4	$55.9
Deferred development fees, net of portion relating to the Company’s interest	(2.1)	(2.6)
Basis differential upon transfer of assets *	(62.4)	(51.4)
Notes receivable from investments	22.4	22.1

*	Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest, may not be reflected in the net assets at the joint venture level. Basis differentials upon transfer of assets is primarily associated with assets previously owned by the Company which have been transferred into a joint venture at fair value. This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related asset. Differences in income also occur when the Company acquires assets from joint ventures. The Company’s proportionate share of gains recorded at the joint venture level associated with assets acquired by the Company which approximated $0.9 million for the year ended December 31, 2002, were eliminated by the Company when recording its share of the joint venture income. The difference between the Company’s share of net income, as reported above, and the amounts included in the consolidated statements of operations is attributable to the amortization of such basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Service fees earned by the Company through management, leasing, development and financing activities performed related to the Company’s joint ventures are as follows (in millions):

	For the Year Ended
	December 31,

	2004	2003	2002

Management fees	$11.4	$8.3	$7.3
Acquisition, financing and guarantee fees	3.0	0.9	0.3
Development fees and leasing commissions	3.8	2.4	3.3
Interest income	1.9	2.9	3.7
Disposition fees	0.2	0.4	0.6
Sponsor fees *	—	2.9	—
Structuring fees	—	2.6	—

*	earned by an equity affiliate.

     Included in the joint venture net income in 2003 is a gain associated with the early extinguishment of debt of approximately $4.2 million of which the Company’s proportionate share approximated $3.4 million.

     Formation of Joint Ventures

          Acquisitions

Macquarie DDR Trust

      In November 2003, the Company closed a transaction pursuant to which the Company formed an Australian based Listed Property Trust, Macquarie DDR Trust (“MDT”), with Macquarie Bank Limited (ASX: MBL), an international investment bank, advisor and manager of specialized real estate funds in Australia (“MDT Joint Venture”). MDT focuses on acquiring ownership interests in institutional-quality community center properties in the United States.

      At December 31, 2004, MDT, which listed on the Australian Stock Exchange in November 2003, owns an approximate 83% interest in the portfolio. DDR retained an effective 14.5% ownership interest in the assets and MBL primarily owning the remaining 2.5%. DDR remains responsible for all day-to-day operations of the properties and will receive fees at prevailing rates for property management, leasing, construction management, acquisitions, due diligence, dispositions (including outparcel sales), and financing. Through their joint venture, DDR and MBL will also receive base asset management fees and incentive fees based on the performance of MDT. DDR recorded fees aggregating $3.0 million and $6.7 million in 2004 and 2003, respectively, in connection with the acquisition, structuring, formation and operation of the MDT Joint Venture.

      MDT has a two-year right of first offer, which expires in November 2005, on 20 pre-determined joint venture and wholly-owned assets currently in DDR’s portfolio. This right of first offer only applies if DDR determines that it will pursue the sale of these assets. MDT also is expected to pursue acquisitions of additional stabilized, institutional-quality community center properties.

      In May 2004, the MDT Joint Venture acquired an indirect ownership interest in 23 retail properties, which consists of over 4.0 million square feet of Company-owned GLA. The aggregate purchase price of the properties was approximately $538.0 million. Eight of the properties acquired by the MDT Joint Venture were owned by the Company and one of the properties was held by the Company through a joint venture. Fourteen of the properties acquired by the MDT Joint Venture were owned by Benderson. In December 2004, the Company contributed three operating properties to the MDT Joint Venture for approximately $96.6 million. The Company recognized a

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

gain of approximately $65.4 million relating to the sale of the effective 85.5% interest in these properties and deferred a gain of approximately $11.1 million relating to the Company’s effective 14.5% interest.

Coventry II

      In 2003, the Company entered into joint ventures (“Coventry II Joint Venture”) with Coventry Real Estate Fund II (the “Coventry II Fund”). The Coventry II Fund was formed with several institutional investors and Coventry Real Estate Advisors (“CREA”) as the investment manager. Neither the Company nor any of its officers, own a common interest in the Fund or have any incentive compensation tied to this Fund. The Coventry II Fund and DDR have agreed to jointly acquire value-added retail properties in the United States. CREA obtained $330 million of equity commitments to co-invest exclusively in joint ventures with DDR. The Coventry II Fund’s strategy is to invest in a variety of retail properties that present opportunities for value creation, such as re-tenanting, market repositioning, redevelopment or expansion.

      DDR expects, but is not obligated, to co-invest 20% in each joint venture and will be responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, DDR will earn fees for property management, leasing and construction management. DDR also will earn a promoted interest, along with CREA, above a 10% preferred return after return of capital to fund investors. The assets of the Coventry II Joint Venture at December 31, 2004 are as follows:

			Acquisition
	Effective	GLA	Price
Location	Interest	(Thousands)	(Millions)

2004:
Buena Park, California	20%	738	$91.5
San Antonio, Texas	10%	Under Development(1)	8.1 (2)
Seattle, Washington	20%	291	37.0
Phoenix, Arizona	20%	1,134	45.6
2003:
Kansas City, Missouri	20%	712	48.4

(1)	Expected to be completed in Fall 2005. A third party developer owns 50% of this investment.

(2)	Net of $2.5 million sale to Target.

     Prudential Real Estate Investors

      In October 2004, the Company completed a $128 million joint venture transaction (“DPG Joint Venture”) with Prudential Real Estate Investors (“PREI”). The Company contributed 12 neighborhood grocery-anchored retail properties to the joint venture, eight of which were acquired by the Company from Benderson and four of which were acquired from JDN. The joint venture assumed approximately $12 million of secured, non-recourse financing associated with two properties. The Company maintains a 10% ownership in the joint venture and continues day-to-day management of the assets. The Company earns fees for property management, leasing and development. The Company recognized a gain of approximately $4.2 million relating to the sale of the 90% interest in these properties and deferred a gain of approximately $0.5 million relating to the Company’s 10% interest.

     Kuwait Financial Centre Joint Venture

      In November 2004, the Company completed a $204 million joint venture transaction (“DDR Markaz II”) with an investor group led by Kuwait Financial Centre-Markaz (a Kuwaiti publicly traded company). The Company contributed 13 neighborhood grocery-anchored retail properties to the joint venture, nine of which were acquired by the Company from Benderson and three of which were acquired from JDN and one of which was

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

owned by the Company. DDR Markaz II obtained approximately $150 million of seven-year secured non-recourse financing at a fixed rate of approximately 5.1%. The Company maintains a 20% equity ownership in the properties and continues day-to-day management of the assets. The Company earns fees at prevailing rates for property management, out-parcel sales, leasing and construction management. The Company recognized a gain of approximately $2.5 million relating to the sale of the 80% interest in these properties and deferred a gain of approximately $0.7 million relating to the Company’s 20% interest.

      In May 2003, the Company completed a $156 million joint venture transaction (“DDR Markaz I”) with an investor group led by Kuwait Financial Centre-Markaz. The Company contributed seven retail properties to the joint venture. In connection with this formation, DDR Markaz I LLC secured $110 million, non-recourse, five-year, secured financing at a fixed interest rate of approximately 4.13%. The Company retained a 20% ownership interest in these seven properties. The Company recognized a gain of approximately $25.8 million relating to the sale of the 80% interest in these properties and deferred a gain of approximately $6.5 million relating to the Company’s 20% interest. The Company earns fees at prevailing rates for asset management, property management, leasing, out-parcel sales and construction management.

Additional Joint Venture Interests

     Retail Value Fund

      In February 1998, the Company and an equity affiliate of the Company entered into an agreement with Prudential Real Estate Investors (“PREI”) and formed the Retail Value Fund (the “PREI Fund”). The PREI Fund’s ownership interests in each of the projects, unless discussed otherwise, are generally structured with the Company owning (directly or through its interest in the management service company) a 24.75% limited partnership interest, PREI owning a 74.25% limited partnership interest and Coventry Real Estate Partners (“Coventry”), which was 79% owned by a consolidated entity of the Company at December 31, 2004, owning (directly or through its interest in the management service company) a 1% general partnership interest. The PREI Fund invests in retail properties within the United States that are in need of substantial re-tenanting and market repositioning and may also make equity and debt investments in companies owning or managing retail properties as well as in third party development projects that provide significant growth opportunities. The retail property investments may include enclosed malls, neighborhood and community centers or other potential retail commercial development and redevelopment opportunities.

      The PREI Fund owns the following investments at December 31, 2004:

	Number of	GLA
Location	Properties	(Thousands)

Kansas City, Missouri & Kansas City, Kansas	5	484
Long Beach, California (1)	1	283
Deer Park, Illinois (2)	1	282
Austin, Texas (3)	1	266

(1)	In September 2004, the PREI Fund sold a portion of this center for approximately $16.6 million. The joint venture recorded an aggregate Merchant build gain of $4.6 million of which the Company’s proportionate share, net of costs, is approximately $0.6 million.

(2)	In January 2004, the PREI Fund purchased the remaining 50% interest from its development partner for approximately $5.4 million.

(3)	In July 2004, the PREI Fund purchased the remaining 50% interest from its development partner for approximately $4.9 million. This center was completed in 2004.

     In addition, in 2000, the PREI Fund entered into an agreement to acquire ten properties, located in western states from Burnham Pacific Properties, Inc. (“Burnham”) with PREI owning a 79% interest, the Company

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

owning a 20% interest and Coventry owning a 1% interest at an aggregate purchase price of $280 million. Three of these properties were sold in 2003 at an aggregate price of $57.8 million and the joint venture recognized an aggregate gain of approximately $16.1 million, of which the Company’s proportionate share was $2.6 million. In 2004, the PREI Fund sold a significant portion of a shopping center in Puente Hills, California, which represented approximately 519,000 square feet of GLA, for approximately $66.2 million and recognized a gain of approximately $12.8 million of which the Company’s proportionate share was approximately $4.0 million. Also in 2004, the PREI Fund sold a shopping center in Mission Viejo, California aggregating 45,600 square feet for a sales price of approximately $18.0 million and recognized a gain of approximately $5.8 million of which the Company’s proportionate share was approximately $2.0 million. The Company earns fees for managing and leasing the properties.

      As discussed above, Coventry generally owns a 1% interest in each of the PREI Fund’s investments except for the PREI Fund’s investment associated with properties acquired from Burnham. Coventry is also entitled to receive an annual asset management fee equal to 0.5% of total assets. Coventry is also entitled to one-third of all profits (as defined), once the limited partners have received a 10% preferred return and previously advanced capital. The remaining two-thirds of the profits (as defined) in excess of the 10% preferred return is split proportionately among the limited partners.

      With regard to the PREI Fund’s investment associated with the acquisition of shopping centers from Burnham, Coventry has a 1% general partnership interest. Coventry also receives annual asset management fees equal to 0.8% of total revenue collected from these assets plus a minimum of 25% of all amounts in excess of a 10% annual preferred return to the limited partners that could increase to 35% if returns to the limited partners exceed 20%.

Management Service Companies

      The Company owns a 50% equity ownership interest in a management and development company in St. Louis, Missouri.

KLA/ SM Joint Venture

      In March 2002, the Company entered into a joint venture with Lubert-Adler Funds and Klaff Realty, L.P. (Note 15), which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $242 million. The Company has an approximate 25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enabled the joint venture to determine the ultimate disposition of the real estate interests held by the bankrupt estate. At December 31, 2004, the portfolio consisted of approximately 63 Service Merchandise retail sites totaling approximately 3.4 million square feet. At December 31, 2004, these sites were 69.6% leased.

      In 2004, the joint venture sold 11 sites and received gross proceeds of approximately $20.7 million and recorded an aggregate gain of $2.0 million of which the Company’s proportionate share was approximately $0.5 million. In 2003, the joint venture sold 22 sites and received gross proceeds of approximately $55.0 million and recorded an aggregate gain of $5.1 million of which the Company’s proportionate share was approximately $1.3 million. In 2002, the joint venture sold 45 sites and received gross proceeds of approximately $106.5 million and recorded an aggregate gain of $4.4 million of which the Company’s proportionate share was approximately $1.1 million. The Company also earned disposition, development, management, leasing fees and interest income aggregating $2.6 million, $2.7 million and $2.5 million in 2004, 2003 and 2002, respectively, relating to this investment.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Adoption of FIN 46 (Note 1)

      Pursuant to the adoption of FIN 46, the following entities were identified as variable interest entities and consolidated into the consolidated balance sheet and consolidated statement of operations of the Company at January 1, 2004. These five properties had aggregate assets, advances to DDR, mortgage debt and other liabilities of approximately $30.5 million, $9.7 million, $20.0 million and $0.2 million, respectively, at December 31, 2003. These joint ventures are identified as follows:

•	Four joint venture interests which own developable land located in Round Rock, Texas; Opelika, Alabama; Jackson, Mississippi and Monroe, Louisiana. The Company owns a 50%, 11%, 50% and 50% interest in these joint ventures, respectively;

•	A 50% interest in an operating shopping center property located in Martinsville, Virginia.

      The Company recorded a charge of $3.0 million as a cumulative effect of adoption of a new accounting standard attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in excess of its cost basis in the partnership.

     Sale of Joint Venture Assets to DDR

      The Company purchased its joint venture partner’s interest in the following shopping centers:

•	A 20% interest in a shopping center located in Independence, Missouri purchased in 2002;

•	A 75.25% interest through the PREI Fund in two shopping centers located in Plainville, Connecticut and San Antonio, Texas purchased in 2002;

•	A 51% interest in a shopping center acquired through the merger of JDN located in Suwanee, Georgia purchased in 2003;

•	A 50% interest in a shopping center located in Canton, Ohio purchased in 2002;

•	A 50% interest in a shopping center located in Leawood, Kansas purchased in 2003;

•	A 50% interest in a shopping center located in Littleton, Colorado purchased in 2004; and

•	The MDT Joint Venture acquired the interest in one and seven shopping centers owned through other joint venture interests in 2004 and 2003, respectively, and accordingly these properties are not presented in discontinued operations since the Company has continuing involvement.

Additional Shopping Center Joint Ventures not addressed above — As of December 31, 2004

•	An 80% equity ownership interest in two joint ventures each owning an operating shopping property in Columbus, Ohio;

•	A 67% equity ownership interest in a joint venture, which owns an operating shopping center in Phoenix, Arizona;

•	A 50% equity ownership interest in 9 different joint ventures, which, in the aggregate, own 11 operating shopping centers and developable land;

•	A 25% equity ownership interest in a joint venture, which owns an operating shopping center property in Pasadena, California and

•	A 10% equity ownership interest in a joint venture, which owns an operating shopping center in Kildeer, Illinois.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      In January 2004, a joint venture in which the Company owned a 35% interest, sold a 320,000 square foot shopping center property located in San Antonio, Texas for approximately $59.1 million and recognized a gain of $19.1 million, of which the Company’s proportionate share was approximately $6.7 million.

      The Company’s joint venture agreements generally include provisions whereby each partner has the right to trigger a purchase or sale of its interest in the joint ventures (Reciprocal Purchase Rights) or to initiate a purchase or sale of the properties (Property Purchase Rights) after a certain number of years or if either party is in default of the joint venture agreements. Under these provisions, the Company is not obligated to purchase the interest of its outside joint venture partners.

      In addition, one of the joint venture agreements includes a provision whereby the Company’s joint venture partners may convert all, or a portion of, their respective interest in such joint venture into common shares of the Company. The terms of the conversion are set forth in the governing documents. However, if the joint venture partners elect to convert their respective interest into common shares, the Company will have the option to pay cash instead of issuing common shares. If the Company agrees to the issuance of common shares, the agreement provides that the converting joint venture partner will execute a lock-up arrangement acceptable to the Company.

Discontinued Operations

      Included in discontinued operations in the combined statements of operations for the joint ventures are the following properties sold subsequent to December 31, 2001:

•	A 20% interest in five properties held in the PREI Fund originally acquired from Burnham. The shopping centers in City of Industry, California and Mission Viejo, California were sold in 2004. The shopping centers located in Sacramento, California; Fullerton, California and Bellingham, Washington were sold in 2003;

•	A 20% interest in three properties held in the Community Center Joint Ventures. The shopping centers in Durham, North Carolina and Denver, Colorado were sold in 2002. The shopping center located in San Diego, California was sold in 2003;

•	A 24.75% interest in four properties held through the PREI Fund. Shopping center properties located in Hagerstown, Maryland; Salem, New Hampshire and Round Rock, Texas were sold in 2002. A shopping center located in Kansas City, Kansas was sold in 2003;

•	An approximate 25% interest in several Service Merchandise sites;

•	A 35% interest in a shopping center located in San Antonio, Texas was sold in 2004;

•	A 50% interest in a shopping center located in St. Louis, Missouri was sold in 2003 and

•	An 83.75% interest in three former Best Product sites (one of which was disposed of in 2004 (which was consolidated into the Company at December 31, 2003), two of which were disposed of in 2003 and one of which was disposed of in 2002).

3. Acquisitions and Pro Forma Financial Information

      During the first quarter of 2003, the Company’s and JDN’s shareholders approved a definitive merger agreement pursuant to which JDN shareholders received 0.518 common shares of DDR in exchange for each share of JDN common stock on March 13, 2003. The Company issued 18.0 million common shares valued at $21.22 per share based upon the average of the closing prices of DDR common shares between October 2, 2002 and October 8, 2002, the period immediately prior to and subsequent to the announcement of the merger. The transaction initially valued JDN at approximately $1.1 billion, which included approximately $606.2 million of assumed debt at fair market value and $50 million of voting preferred shares. In the opinion of management, the $50 million of preferred shares represented fair value; as these shares were subsequently redeemed in September

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

2003 (Note 12). Through this merger, DDR acquired 102 retail assets aggregating 23 million square feet including 16 development properties comprising approximately six million square feet of total GLA. Additionally, DDR acquired a development pipeline of several properties. DDR engaged an appraiser to perform valuations of the real estate and certain other assets. Included in the assets acquired are the land, building and tenant improvements associated with the underlying real estate. The other assets allocation relates primarily to the value associated with in-place leases and tenant relationships of the properties (Note 6). The Company determined the in-place leases acquired approximated fair market value; therefore there was no separate allocation in the purchase price for above-market or below-market leases. The Company entered into the merger to acquire a large portfolio of assets. The revenues and expenses relating to the JDN properties are included in DDR’s historical results of operations from the date of the merger, March 13, 2003.

      A condensed balance sheet of the assets acquired with the merger with JDN as of the acquisition date of March 13, 2003 is as follows (in thousands):

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

431,926

$1,051,458

      In March 2004, the Company entered into an agreement to purchase interests in 110 retail real estate assets with approximately 18.8 million square feet of GLA from Benderson. The purchase price of the assets, including associated expenses, was approximately $2.3 billion, less assumed debt and the value of a 2% equity interest in certain assets valued at approximately $16.2 million that Benderson retains as set forth below. Benderson transferred a 100% ownership in certain assets or entities owning certain assets. The remaining assets are held by a joint venture in which the Company holds a 98.0% interest and Benderson holds a 2.0% interest, which are classified as operating partnership minority interests on the Company’s consolidated balance sheet.

      The Company completed the purchase of 107 properties, including 14 purchased directly by the MDT Joint Venture (Note 2) and 52 held by a consolidated joint venture with Benderson at various dates commencing May 14, 2004 through December 21, 2004. The remaining three properties will not be acquired.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      With respect to the consolidated joint venture, Benderson will have the right to cause the joint venture to redeem its 2.0% interest for a price equal to the agreed upon value of the interest after 20 months from May 2004, of approximately $16.2 million, adjusted to reflect changes in the price of the Company’s common shares during the period in which Benderson holds the 2.0% interest, less certain distributions Benderson receives from the joint venture. If Benderson exercises the foregoing right, the Company will have the right to satisfy the joint venture’s obligation by purchasing Benderson’s interest for cash or by issuing DDR common shares. If Benderson does not elect to exercise its right to have its interest redeemed, the Company will have the right after 30 months to purchase that 2.0% interest for cash or common shares for a price determined in the same manner as if Benderson had elected to cause such redemption. At December 31, 2004, the book value of this interest is $14.2 million as certain of these assets were sold to a joint venture with PREI.

      The Company funded the transaction through a combination of new debt financing of approximately $450 million, net proceeds of approximately $164.2 million from the issuance of 6.8 million cumulative preferred shares, net proceeds of approximately $491 million from the issuance of 15.0 million common shares, asset transfers to the MDT Joint Venture which generated net proceeds of approximately $194.3 million (Note 2) line of credit borrowings and assumed debt. With respect to the assumed debt, the fair value was approximately $400 million, which included an adjustment of approximately $30 million to increase its stated principal balance, based on rates for debt with similar terms and remaining maturities as of May 2004. DDR engaged an appraiser to perform valuations of the real estate and certain other acquired tangible and intangible assets. Included in the assets acquired are the land, building and tenant improvements associated with the underlying real estate. The other assets allocation of $30.9 million relates primarily to in-place leases, leasing commissions, tenant relationships and tenant improvements of the properties (Note 6). There was a separate allocation in the purchase price of $4.7 million for certain below-market leases. The Company entered into this transaction to acquire the largest, privately owned retail shopping center portfolio in markets where the Company previously did not have a strong presence.

      Benderson has also entered into a five-year master lease for vacant space that was either covered by a letter of intent as of the closing date or a new lease with respect to which the tenant had not begun to pay rent as of the closing date. During the five-year master lease, Benderson agreed to pay the rent for such vacant space, until each applicable tenant’s rent commencement date. The Company recorded the master lease receivable as part of the purchase price allocation. At December 31, 2004, the master lease receivable was $3.2 million.

      The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2004 as if the acquisition of the properties from Benderson and related financing activity, including the sale of eight wholly-owned assets to the MDT Joint Venture were completed on January 1, 2004. The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2003 as if the merger with JDN, the acquisition of the eight properties or partnership interests mentioned above, the acquisition for the properties from Benderson and related financing activity, including the sale of eight wholly-owned assets to the MDT Joint Venture were completed on January 1, 2003. Pro forma operating data presented for the year ended December 31, 2002 is presented as if the acquisition of the 19 properties or partnership interests acquired in 2002 and 2003, the merger with JDN, the common share offerings completed in February 2002 and the preferred share offering completed in March 2002 had occurred on January 1, 2002. Pro forma amounts include transaction costs, general and administrative expenses, losses on investments and settlement costs JDN reported in its historical results of approximately $19.3 million and $8.7 million for the years ended December 31, 2003 and 2002, respectively, which management believes to be non-recurring.

      These acquisitions were accounted for using the purchase method of accounting. The revenues and expenses related to assets and interests acquired are included in the Company’s historical results of operations from the date of purchase.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

	For the year ended December 31,

	2004	2003	2002

	(Unaudited)
Pro forma revenues	$658,805	$647,678	$501,398

Pro forma income from continuing operations	$190,665	$182,432	$127,926

Pro forma income from discontinued operations	$10,295	$686	$2,498

Pro forma income before cumulative effect of adoption of a new accounting standard	$285,602	$267,025	$133,853

Pro forma net income applicable to common shareholders	$227,397	$202,125	$97,659

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$2.16	$2.01	$1.12
Income from discontinued operations	0.11	0.01	0.04
Cumulative effect of adoption of a new accounting standard	(0.03)	—	—

Net income applicable to common shareholders	$2.24	$2.02	$1.16

Diluted earning per share data:
Income from continuing operations applicable to common shareholders	$2.13	$1.98	$1.11
Income from discontinued operations	0.10	0.01	0.04
Cumulative effect of adoption of a new accounting standard	(0.03)	—	—

Net income applicable to common shareholders	$2.20	$1.99	$1.15

      These pro formas do not include the acquisitions described below or the disposition of real estate assets other than those described above.

      During the year ended December 31, 2004, the Company acquired a 20% interest in two shopping centers and an effective 10% interest in a shopping center. Additionally, the Company acquired its partner’s 50% interest in a joint venture. These four properties aggregate approximately 2.4 million square feet of Company-owned GLA at an initial aggregate investment of approximately $180 million.

      During the year ended December 31, 2003, the Company also acquired two shopping centers, a 67% interest in a shopping center, a 25% interest in a shopping center and a 20% interest in a shopping center. Additionally, the Company acquired its partner’s 50% interest in a joint venture and another partner’s 51% interest in a joint venture. These eight properties aggregate approximately 3.3 million square feet of Company-owned GLA at an initial aggregate investment of approximately $223.0 million.

4.	Notes Receivable

      The Company owns notes receivables aggregating $17.8 million and $11.7 million, including accrued interest, at December 31, 2004 and 2003, respectively, which are classified as held to maturity. The notes are secured by certain rights in future development projects and partnership interests. The notes bear interest ranging from 6.9% to 12.0% with maturity dates ranging from payment on demand through April 2021.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Included in notes receivable are $15.8 million and $7.3 million of tax incremental financing bonds (“TIF Bonds”), plus accrued interest at December 31, 2004 and 2003, respectively, from the Town of Plainville, Connecticut (the “Plainville Bonds”) and the City of Merriam (the “Merriam Bonds”). The Plainville Bonds, with total receivables of $7.2 million and $7.3 million at December 31, 2004 and 2003 mature in April 2021 and bear interest at 7.125%. As of December 31, 2004, the Merriam Bonds have associated notes receivable of $8.6 million. These bonds mature in February 2016 and bear interest at 6.9%. Interest and principal are payable from the incremental real estate taxes generated by the shopping center and development project pursuant to the terms of the financing agreement.

5.	Deferred Charges

      Deferred charges consist of the following (in thousands):

	December 31,

	2004	2003

Deferred financing costs	$24,874	$20,604
Less — accumulated amortization	(10,715)	(8,312)

	$14,159	$12,292

      The Company incurred deferred finance costs aggregating $6.9 million and $6.4 million in 2004 and 2003, respectively. Deferred finance costs paid in 2004 and 2003 primarily relate to the Company’s unsecured revolving credit agreements, term loan (Note 7) and issuance of medium term notes (Note 8). Additionally in 2003, the Company paid deferred finance costs for a secured financing of a group of shopping center properties. Amortization of deferred charges was $5.6 million and $6.5 million for the years ended December 2004 and 2003, respectively.

6.	Other Assets

      Other assets consist of the following (in thousands):

	December 31,

	2004	2003

Intangible assets:
In-place leases (including lease origination costs), net	$10,127	$5,919
Tenant relations, net	12,689	5,550

Total intangible assets	22,816	11,469
Other assets:
Fair value hedge	2,263	5,573
Prepaids, deposits and other assets	68,559	25,693

Total other assets	$93,638	$42,735

      The intangible assets relate primarily to acquisitions in connection with the JDN merger and acquisition of assets from Benderson (Note 3). The amortization period of the in-place leases and tenant relations is approximately two to 14 years and 31.5 years, respectively. The Company recorded amortization expense of approximately $4.0 million and $1.7 million for the years ended December 31, 2004 and 2003, respectively. Other assets consist primarily of deposits (including a $30 million deposit associated with the Company’s 2005 acquisition of 15 shopping center assets in Puerto Rico at December 31, 2004), land options and other prepaid expenses.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

7.	Revolving Credit Facilities and Term Loans

      The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). In 2004, the Company increased the size of the facility to $1.0 billion. This facility matures in May 2006. The Unsecured Credit Facility includes a competitive bid option for up to 50% of the facility amount that allows banks that participate in the facility to bid to make loan advances to the Company at a reduced Eurodollar rate. Borrowings under this facility bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (0.8% at December 31, 2004). The spread is dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets, debt service coverage and fixed charge coverage. The facility also provides for a facility fee of 0.2% on the entire facility. The Unsecured Credit Facility is used to finance the acquisition and development of real estate, to provide working capital and for general corporate purposes. At December 31, 2004 and 2003, total borrowings under this facility aggregated $60.0 million and $171.0 million, respectively, with a weighted average interest rate of 3.0% and 1.9%, respectively.

      The Company also maintains a $30 million secured revolving credit facility and a $25 million development construction facility with National City Bank (together with the $1.0 billion Unsecured Credit Facility, the “Revolving Credit Facilities”). The $30 million revolving credit facility matures in June 2006 and the $25 million development construction facility matures June 2005. The $30 million revolving credit facility is collateralized by certain partnership investments and the $25 million development construction facility is collateralized by the applicable development project(s). The Company maintains the right to reduce the $30 million revolving credit facility to $20 million and to convert the borrowings to an unsecured revolving credit facility. Borrowings under these facilities bear interest at variable rates based on the prime rate or LIBOR plus a specified spread (0.8% at December 31, 2004). The spread is dependent on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets, debt service coverage and fixed charge coverage. The $30 million revolving credit facility also provides for commitment fees of 0.15% on the unused credit amount. At December 31, 2004, there were no borrowings outstanding. At December 31, 2003, total borrowings under these facilities aggregated $35.5 million, with a weighted average interest rate of 2.4%.

      In March 2003, in conjunction with the merger with JDN, the Company obtained a $300 million unsecured bridge facility for which Bank of America and Wells Fargo Bank serve as agents (“Term Loan”). The proceeds from this facility were used to repay JDN’s revolving credit facility with an outstanding principal balance of $229 million at the time of the merger and JDN’s $85 million MOPPRS debt and related call option which matured on March 31, 2003. This facility bears interest at variable rates based on LIBOR plus a specified spread (1.0% at December 31, 2004) depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. This facility is subject to the same covenants associated with the Unsecured Credit Facility discussed above. The unsecured term loan has a maturity date of March 2005. At December 31, 2004 and 2003, $150 million and $300 million, respectively was outstanding under this facility with an interest rate of 3.4% and 2.1%, respectively. In May 2004, in connection with the financing related to the acquisition of assets from Benderson, the Company entered into a $200 million unsecured term loan with JP Morgan and several other lenders (together with the $300 million Term Loan, the “Term Loans”). This facility has a maturity date of May 2006 with two one-year extension options and bears interest at variable rates based on LIBOR plus a specified spread (0.75% at December 31, 2004). The spread is dependent on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. This facility is subject to the same covenants associated with the Unsecured Credit Facility discussed above. At December 31, 2004, $200 million was outstanding under this facility with an interest rate of 3.2%.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Total fees paid by the Company on its Revolving Credit Facilities and Term Loans in 2004, 2003 and 2002, aggregated approximately $1.7 million, $1.4 million and $1.3 million, respectively. At December 31, 2004 and 2003, the Company was in compliance with all of the financial and other covenant requirements.

8.	Fixed Rate Notes

      The Company had outstanding unsecured notes of $1.2 billion and $839.0 million at December 31, 2004 and 2003, respectively. Five of the notes were issued at a discount aggregating $5.1 million and $4.6 million at December 31, 2004 and 2003, respectively. The effective interest rates of these notes range from 6.2% to 8.6% per annum.

      In April 2004, the Company issued $250 million, 5.25% seven-year unsecured notes through a private placement. These notes are due April 15, 2011 and were offered at a discount of 99.574%.

      In January 2004, the Company issued $275 million of five-year unsecured senior notes with a coupon rate of 3.875%. These notes are due January 30, 2009 and were offered at a discount of 99.584%.

      The above fixed rate notes have maturities ranging from November 2005 to July 2018. Interest rates ranged from approximately 3.875% to 7.5% (averaging 5.3% and 6.0% at December 31, 2004 and 2003, respectively). The notes issued prior to December 31, 2001 may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements. The notes issued subsequent to 2001 and the notes assumed with the JDN merger, aggregating $920 million, may be redeemed based upon a yield maintenance calculation. The fixed rate senior notes were issued pursuant to an indenture dated May 1, 1994, as amended, which contains certain covenants including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. Interest is paid semi-annually in arrears.

9.	Mortgages Payable and Scheduled Principal Repayments

      At December 31, 2004, mortgages payable, collateralized by investments and real estate with a net book value of approximately $2.1 billion and related tenant leases, are generally due in monthly installments of principal and/or interest and mature at various dates through 2025. Fixed rate debt obligations included in mortgages payable at December 31, 2004 and 2003, totaled approximately $959.3 million and $603.1 million, respectively. Fixed interest rates ranged from approximately 4.4% to 9.75% (averaging 6.8% and 6.5% at December 31, 2004 and 2003, respectively). Variable rate debt obligations totaled approximately $129.3 million and $154.5 million at December 31, 2004 and 2003, respectively. Interest rates on the variable rate debt averaged 3.7% and 2.6% at December 31, 2004 and 2003, respectively.

      Included in mortgage debt is $15.8 million and $7.3 million of tax exempt certificates with a weighted average fixed interest rate of 7.0% and 7.1% at December 31, 2004 and 2003, respectively. As of December 31, 2004, the scheduled principal payments of the Revolving Credit Facilities, Term Loans, fixed rate senior notes and mortgages payable (excluding the effect of the fair value hedge which was $2.3 million at December 31, 2004) for the next five years and thereafter are as follows (in thousands):

Year	Amount

2005	$241,173
2006	338,814
2007	287,326
2008	289,927
2009	375,695
Thereafter	1,183,491

$2,716,426

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Included in principal payments are $150 million in the year 2005 and $260 million in the year 2006, associated with the maturing of the Term Loans and the Revolving Credit Facilities.

10.	Financial Instruments

      The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accruals and other liabilities

      The carrying amounts reported in the balance sheet for these financial instruments approximated fair value because of their short term maturities. The carrying amount of straight-line rents receivable does not materially differ from its fair market value.

Notes receivable and advances to affiliates

      The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $45.8 million and $46.4 million at December 31, 2004 and 2003, respectively, as compared to the carrying amounts of $44.4 million and $45.4 million, respectively. The carrying value of the TIF Bonds (Note 4) approximated its fair value at December 31, 2004 and 2003. The fair value of loans to affiliates are not readily determinable and have been estimated by management.

Debt

      The carrying amounts of the Company’s borrowings under its Revolving Credit Facilities and Term Loans approximate fair value because such borrowings are at variable rates and the spreads are typically adjusted to reflect changes in the Company’s credit rating. The fair value of the fixed rate senior notes is based on borrowings with a similar remaining maturity based on the Company’s estimated interest rate spread over the applicable treasury rate. Fair value of the mortgages payable is estimated using a discounted cash flow analysis, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturities.

      Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

      Financial instruments at December 31, 2004 and 2003, with carrying values that are different than estimated fair values are summarized as follows (in thousands):

	2004		2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior notes	$1,220,143	$1,235,684	$838,996	$871,236
Term loans	350,000	350,000	300,000	300,000
Mortgages payable	1,088,547	1,130,575	757,635	793,737

	$2,658,690	$2,716,259	$1,896,631	$1,964,973

Accounting Policy for Derivative and Hedging Activities

      All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative, it designates the derivative as a hedge against the variability of cash flows that are to be paid in

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

connection with a recognized liability or forecasted transaction. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective is recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is reported in current earnings.

      From time to time, the Company enters into interest rate swaps to convert certain fixed-rate debt obligations to a floating rate (a “fair value hedge”). This is consistent with the Company’s overall interest rate risk management strategy to maintain an appropriate balance of fixed rate and variable rate borrowings. Changes in the fair value of derivatives that are highly effective and which are designated and qualify as a fair value hedge, along with changes in the fair value of the hedged liability that are attributable to the hedged risk, are recorded in current-period earnings. If hedge accounting is discontinued due to the Company’s determination that the relationship no longer qualified as an effective fair value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged liability for changes in fair value.

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

Risk Management

      The Company purchased interest rate swaps to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility or in the case of a fair value hedge to take advantage of expected lower variable rates. The Company does not typically utilize these arrangements for trading or speculative purposes. The principal risk to the Company through its interest rate hedging strategy is the potential inability of the financial institutions, from which the interest rate swaps were purchased, to cover all of their obligations. To mitigate this exposure, the Company purchases its interest rate swaps from major financial institutions.

Cash Flow and Fair Value Hedges

      In June 2003, the Company entered into a $30 million interest rate swap for a two-year term effectively converting floating rate debt of a secured construction loan into fixed rate debt with an effective interest rate of 2.8%. In January 2003, the Company entered into two interest rate swaps, $50 million for a 1.5-year term and $50 million for a two-year term, effectively converting floating rate debt under the Unsecured Credit Facility into fixed rate debt with an effective weighted average interest rate of 2.7%. In March 2002, the Company entered into an interest rate swap agreement, with a notional amount of $60 million for a five-year term, effectively converting a portion of the outstanding fixed rate debt under a fixed rate senior note to a variable rate of six month LIBOR.

      As of December 31, 2004 and 2003, the aggregate fair value and recorded ineffectiveness of its derivatives was immaterial. The Company expects that within the next twelve months it will reflect as a benefit to earnings $0.2 million of the amount recorded in accumulated other comprehensive gain. The fair value of its derivatives is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Joint Venture Derivative Instruments

      One of the Company’s joint ventures entered into a fixed rate interest swap, which carries a notional amount of $59.1 million, and converted variable rate debt to a fixed rate of 6.2%. As the joint venture has not elected

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

hedge accounting for this derivative, it is marked to market with the adjustments flowing through its income statement. In April 2004, the MDT Joint Venture entered into a $20 million interest rate swap for a five-year term effectively converting a portion of the variable rate mortgage debt to a fixed rate of 4.8%.

      In May 2003, one of the Company’s joint ventures entered into a $55 million interest rate swap for a four-year term effectively converting a portion of the variable rate mortgage debt to a fixed rate.

      At December 31, 2004 and 2003, certain of the Company’s joint ventures had interest rate swaps aggregating $75 million and $93 million, respectively, converting a portion of the variable rate mortgage debt to a weighted average fixed rate of approximately 5.5% and 5.6%, respectively. The aggregate fair value of these instruments at December 31, 2004 and 2003 was not material.

11.	Commitments and Contingencies

     Leases

      The Company is engaged in the operation of shopping centers, which are either owned or, with respect to certain shopping centers, operated under long-term ground leases, which expire at various dates through 2070, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements which provide for terms ranging generally from one month to 30 years and, in some cases, for annual rentals which are subject to upward adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements. The scheduled future minimum revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises, for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

2005	$449,881
2006	418,118
2007	382,737
2008	347,350
2009	308,329
Thereafter	1,757,637

$3,664,052

      Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows (in thousands):

2005	$4,463
2006	4,074
2007	3,907
2008	3,893
2009	3,719
Thereafter	182,299

$202,355

      There were no material capital leases in which the Company was the lessee or lessor at December 31, 2004 or 2003.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Commitments and Guarantees

      In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction of the shopping centers aggregating approximately $84.6 million as of December 31, 2004.

      As discussed in Note 2, the Company and certain equity affiliates entered into several joint ventures with various third party developers. In conjunction with certain joint venture agreements, the Company and/or its equity affiliate has agreed to fund the required capital associated with approved development projects, comprised principally of outstanding construction contracts, aggregating approximately $18.7 million as of December 31, 2004. The Company and/or its equity affiliate is entitled to receive a priority return on capital advances at rates ranging from 10.5% to 12.0%.

      In November 2003, the Company entered into an agreement with DRA Advisors, its partner in the Community Centers contributed to the MDT Joint Venture, to pay a $0.8 million annual consulting fee for 10 years for ongoing services rendered relating to the assessment of financing and strategic investment alternatives.

      In connection with the sale of one of the properties to the MDT Joint Venture, the Company deferred the recognition of approximately $3.6 million and $3.7 million at December 31, 2004 and 2003, respectively, of the gain on sale of real estate related to a shortfall agreement guarantee maintained by the Company. The MDT Joint Venture is obligated to fund any shortfall amount that is caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center. The Company is obligated to pay any shortfall to the extent that it is not caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center. No shortfall payments have been made on this property since the completion of construction in 1997.

      The Company entered into master lease agreements with the MDT Joint Venture in 2003 and 2004 with the transfer of properties to the joint venture which has been recorded as a liability and reduction of its gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At December 31, 2004 and 2003, the Company’s obligation, included in accounts payable and other expenses, totaled approximately $7.2 million and $1.9 million, respectively.

      In connection with the KLA/ SM joint venture, the Company agreed to guarantee the payment of rents for various affiliates of the KLA/ SM joint venture in the aggregate amount of $3.3 million over a three-year period, which commenced August 2002. The Company has not recorded a liability for the guarantee as the subtenants of the KLA/ SM affiliates are paying rent as due. The Company has recourse against the other parties in the partnership in the event of default. No assets of the Company are currently held as collateral to pay this guarantee.

      Related to its investment in a joint venture in which the Company has a 50% equity investment, the Company has issued a letter of credit in the amount of $1.6 million to guarantee the payment of rent by a specific tenant pursuant to a debt financing requirement. This letter of credit commenced in March 2000, and matures in March 2005. The Company does not have a liability recorded as of December 31, 2004 related to this guarantee as the tenant is paying rent as due. The Company has recourse against the other party in the partnership in the event of default. No assets of the Company are currently held as collateral to pay this guarantee.

      In the event of any loss or the reduction in the historic tax credit allocated or to be allocated to a joint venture partner in connection with a historic commercial parcel acquired in 2002, the Company guaranteed payment in the maximum amount of $0.7 million to the other joint venture partner. The Company has a liability recorded as of December 31, 2004 related to this guarantee. The Company does not have recourse against any other party in the event of default. No assets of the Company are currently held as collateral to pay this guarantee.

      The Company entered into master lease agreements with the DDR Markaz II joint venture in October 2004 in connection with the transfer of properties to the joint venture at closing. The Company is responsible for the

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At December 31, 2004, the Company’s master lease obligation, included in accounts payable and other expenses, totaled $4.4 million.

      Related to one of the Company’s developments in Long Beach, California, the Company guaranteed the payment of any special taxes levied on the property within the City of Long Beach Community Facilities District No. 6 and attributable to the payment of debt service on the bonds for periods prior to the completion of certain improvements related to this project. In addition, an affiliate of the Company has agreed to make an annual payment of approximately $0.6 million to defray a portion of the operating expenses of the parking garage through the earlier of October 2032 or until the City’s parking garage bonds are repaid. There are no assets held as collateral or liabilities recorded related to these obligations.

      The Company continuously monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003 through December 31, 2004 other than as described above.

     Legal Matters

      In January 2004, the appellate court denied the Company’s appeal of a judgment in the amount of $8.0 million, plus interest and attorneys’ fees, against the Company and two other defendants, in connection with a verdict reached in a civil trial involving a claim filed by Regal Cinemas relating to a property owned by the Company. After consultation with legal counsel, the Company determined that it would not appeal the appellate court’s ruling. The Company accrued a liability of $9.2 million, representing the judgment plus accrued interest and legal costs, at December 31, 2003. In 2004, the Company paid $8.9 million, representing the amount of the judgment, accrued interest and amounts due for the attorneys’ fees. Based on the obligations assumed by the Company in connection with the acquisition of the property and the Company’s policy to indemnify officers and employees for actions taken during the course of company business, the judgment was not apportioned among the defendants (Note 15).

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

     Minority Equity Interests

      The Company owns a controlling ownership interest in a shopping center and development parcels in Utah and Round Rock, Texas, a shopping center in Missouri assumed in connection with the JDN merger and a business center in Boston, Massachusetts. In July 2002, the Company acquired a controlling ownership interest (99.79%) in five shopping centers located in Forth Worth, Texas; Dallas, Texas; Columbia, South Carolina; Birmingham, Alabama and Wichita, Kansas and in December 2004, the Company purchased the remaining minority interest (Note 15). In December 2003, the Company purchased the remaining 5% interest in a management service company (Notes 2 and 15) and accordingly consolidated the ownership in a 83.75% joint venture interest in RVIP I which owns, as of December 31, 2004, one retail site formerly occupied by Best Products and a 79% interest in Coventry. The minority partners’ equity interest in these partnerships aggregated $23.7 million and $24.5 million at December 31, 2004 and 2003, respectively.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Preferred Operating Partnership Minority Interests

      The Company held, through a consolidated partnership, a $75 million and $105 million private placement of 8.875% and 9.0%, cumulative perpetual preferred “down-REIT” preferred partnership units, respectively, (“Preferred OP Units”) with an institutional investor. In March 2003, these Preferred OP Units were redeemed for $175 million. The difference between the carrying amount of the Preferred OP Units of $175 million and the stated liquidation (i.e., redemption) amount of $180 million was recorded as a charge to net income applicable to common shareholders. This $5.0 million charge related to the recording of the original issuance costs associated with the Preferred OP Units.

     Operating Partnership Minority Interests

      At December 31, 2004 and 2003, the Company had 1,349,822 and 1,128,692 OP Units outstanding, respectively. These OP Units are exchangeable, under certain circumstances and at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. The OP Unit holders are entitled to receive distributions, per OP Unit, generally equal to the per share distributions on the Company’s common shares.

      In 2004, the Company issued 505,435 OP Units in conjunction with the purchase of assets from Benderson. In 2003, in conjunction with the JDN merger, the Company issued 72,279 OP Units of its consolidated partnership in exchange for OP Units of JDN. The exchange rate of 0.518 per share was utilized in accordance with the merger agreement. In addition, the Company issued 145,196 OP Units in conjunction with the acquisition of a shopping center.

      In 2004, the Company exchanged 284,304 OP Units for common shares of the Company. These transactions were treated as a purchase of minority interest.

     Preferred Shares

      The Company’s preferred shares outstanding at December 31 are as follows (in thousands):

	2004	2003

Class F — 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at December 31, 2004 and 2003	$150,000	$150,000
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at December 31, 2004 and 2003	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized;410,000 shares issued and outstanding at December 31, 2004 and 2003	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 360,000 shares authorized; 360,000 shares issued and outstanding at December 31, 2004	170,000	—

	$705,000	$535,000

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Preferred share issuances over the three-year period ended December 31, 2004 are as follows:

		Liquidation
		Amount	Dividend	Net Proceeds
Issuance	Issuance Date	(In Millions)	Rate	(Millions)

Preferred I	May 2004	$170.0	7.5%	$164.2
Preferred H (1)	July 2003	$205.0	7.375%	$197.9
Preferred V (2)	March 2003	$50.0	9.375%	$50.0
Preferred G (3)	March 2003	$180.0	8.0%	$173.6
Preferred F (4)	March 2002	$150.0	8.60%	$144.6

(1)	Proceeds from this offering were used to redeem all of the outstanding 8.375% Preferred C Depositary shares, 8.68% Preferred D Depositary Shares and 9.375% Preferred V shares for cash, aggregating approximately $204.0 million. The original issuance costs of the Class C and Class D shares aggregating $5.7 million was recorded as a charge to net income applicable to common shareholders upon redemption.

(2)	Issued in conjunction with the JDN merger and redeemed in September 2003. See (1) above.

(3)	Proceeds used to redeem the $180 million Preferred Units (discussed above).

(4)	Proceeds used to redeem all of the outstanding 9.5% Preferred A Depositary shares and 9.44% Preferred B Depositary Shares for cash, aggregating approximately $149.8 million. See discussion of Topic D-42 in Note 1 relating to the prior year restatement of the Class A and Class B redemption.

     The Class F and G depositary shares represent 1/10 of a share of their respective preferred class of shares and have a stated value of $250 per share and the Class H and I depositary shares represent 1/20 of a share of a preferred share and have a stated value of $500 per share. The Class F, Class G, Class H and Class I depositary shares are not redeemable by the Company prior to March 27, 2007; March 28, 2008; July 28, 2008 and May 7, 2009, respectively, except in certain circumstances relating to the preservation of the Company’s status as a REIT.

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

     Common Shares

      The Company’s common shares have a $0.10 per share stated value.

      Common share issuances over the three-year period ended December 31, 2004 are as follows:

	Shares	Net Proceeds
Issuance Date	(Millions)	(Millions)

December 2004	5.45	$246
May 2004	15.0	$491
March 2003	18.0	—	(1)
February 2002	1.7	$33.1
February 2002	2.5	—	(2)

(1)	Issued in conjunction with the JDN merger.

(2)	Issued in conjunction with the two shopping center properties.

     Common Shares in Treasury and Deferred Obligation

      In 2004 and 2003, certain officers and a director of the Company completed a stock for stock option exercise and received approximately 1.0 million and 1.2 million common shares, respectively, in exchange for 0.6 million and 0.7 million common shares of the Company. In 2003, the receipt of approximately 0.4 million of these common shares were deferred pursuant to a deferral plan. In addition, vesting of restricted stock grants approximating 0.1 million and 45,000 shares in 2004 and 2003, respectively, of common stock of the Company were deferred.

      The shares associated with the option exercises and restricted stock vesting were deferred into the Developers Diversified Realty Corporation Elective Deferred Compensation Plan, a non-qualified compensation plan. In connection with shares deferred, the Company recorded $1.9 million and $8.3 million in shareholders’ equity as deferred obligations in 2004 and 2003, respectively.

13.	Other Income

      Other income from continuing operations was comprised of the following (in thousands):

	For the Year Ended December 31,

	2004	2003	2002

Lease terminations and bankruptcy settlements	$10,096	$6,896	$3,403
Acquisitions and financing fees	2,997	3,511	118
Settlement of call option	—	2,400	—
Sale of option rights	—	796	2,254
Other, net	272	366	579

	$13,365	$13,969	$6,354

14.	Disposition of Real Estate and Real Estate Investments and Discontinued Operations

     Discontinued Operations

      During the year ended December 31, 2004, the Company sold 36 properties, which were classified as discontinued operations for the years ended December 31, 2004, 2003 and 2002 aggregating 2.1 million square feet. The Company did not have any properties considered as held for sale at December 31, 2004 or 2003. 29 of these properties had been previously included in the shopping center segment and seven of these centers had been

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

previously included in the business center segment (Note 19). The operations of these properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for each of the three-years ended December 31, 2004, included herein.

      The operating results relating to assets sold or held for sale after December 31, 2001 are as follows (in thousands):

	For the Year Ended
	December 31,

	2004	2003	2002

Revenues	$6,314	$8,769	$9,190

Expenses:
Operating	2,132	2,555	2,571
Impairment charge	586	2,640	4,730
Interest, net	788	1,284	1,453
Depreciation	1,070	2,064	2,213
Minority interests	4	—	—

	4,580	8,543	10,967

Income (loss) from discontinued operations	1,734	226	(1,777)
Gain on sale of real estate	8,561	460	4,276

	$10,295	$686	$2,499

      During 2004, the Company recorded a net gain on the sale of 15 assets of $8.6 million. In the third quarter of 2004, the Company recorded an impairment charge of $0.6 million relating to the sale of a business center property and was reclassified into discontinued operations (see table above) due to the sale of the property in the fourth quarter of 2004.

      During 2003, the Company recorded a net gain on the sale of 13 assets of $0.5 million. In the second quarter of 2003, the Company recorded an impairment charge of $2.6 million relating to the sale of two assets. This impairment charge was reclassified into discontinued operations (see table above) due to the sale of one of the assets in the third quarter of 2003 and the sale of the second asset in the first quarter of 2004. There was no gain or loss recognized upon the final sale of these assets.

      During 2002, the Company recorded a net gain on the sale of 8 assets of $4.3 million. In the second quarter of 2002, the Company received an unsolicited offer and entered into a contract to sell a wholly-owned shopping center located in Orlando, Florida and recorded a related impairment charge of approximately $4.7 million which was reclassified into discontinued operations upon the sale of the property in the fourth quarter of 2002.

     Disposition of Real Estate and Real Estate Investments

      During 2004, the Company recorded gains on disposition of real estate and real estate investments of approximately $84.6 million. The gain relates to the transfer of 11 assets to an effectively 14.5% owned joint venture which aggregated $65.4 million, 13 assets to a 20% owned joint venture which aggregated $2.5 million and 12 assets to a 10% owned joint venture which aggregated $4.2 million and are not classified as discontinued operations due to the Company’s continuing involvement due to its retained ownership interest and management control. In addition, land sales, which did not meet the discontinued operations disclosure requirement, aggregated $14.3 million of gains in 2004 and an additional $0.8 million relating to the release of obligations for assets sold in 2003. These gains were primarily offset by a loss on sale of non-core assets of approximately $2.6 million, which could be recovered through an earnout arrangement with the buyer over the next several years.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      During 2003, the Company recorded gains on disposition of real estate and real estate investments of approximately $73.9 million. This gain relates in part to the transfer of seven shopping center assets to a 20% owned joint venture, which aggregated $25.8 million. Also included in this gain is the transfer of four shopping centers to a joint venture in which the Company effectively owns a 14.5% interest, which aggregated $41.3 million. Additionally, the Company recorded approximately $6.8 million relating to the sale of land, which did not meet the discontinued operations disclosure requirement.

      During 2002, the Company recorded gains on disposition of real estate and real estate investments aggregating approximately $3.4 million. This gain relates in part to the transfer of a 90% interest in a shopping center property located in Kildeer, Illinois, which resulted in a gain of $2.5 million and also land sales, which did not meet the discontinued operations disclosure requirement, resulting in an aggregate gain of $0.9 million.

15.	Transactions With Related Parties

      As discussed in Note 13, the 0.21% minority interest in the five shopping centers acquired in 2002 was owned by the employees of an equity affiliate in which the Company effectively owns a 79% interest. The Company acquired this minority interest in December 2004 for approximately $2.6 million.

      As discussed in Note 2, the Company entered into the KLA/ SM joint venture in March 2002 with Lubert-Adler Funds, which is owned in part by a Director of the Company.

      As discussed in Note 2, the Company entered into a joint venture with Lubert-Adler Funds, which is owned in part by a Director of the Company, which was sold in connection with the MDT Joint Venture in November 2003. In September 1999, the Company transferred its interest in a shopping center under development in Coon Rapids, Minnesota, a suburb of Minneapolis, to a joint venture in which the Company retained a 25% economic interest. The remaining 75% economic interest was held by private equity funds (“Funds”) controlled by a Director of the Company. This Director holds a 0.5% economic interest in the Funds. The Company had a management agreement and performed certain administrative functions for the joint venture pursuant to which the Company earned management, leasing and development fees of $1.4 million, $0.6 million and $1.3 million in 2004, 2003 and 2002, respectively. The Company earned interest income of $1.2 million in 2004. In addition, in 2002 the Company recognized a gain of approximately $0.4 million, respectively, related to the sale of real estate to the joint venture for that portion not owned by the Company, determined utilizing the percentage of completion method.

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

      In 1995, the Company entered into a lease for office space owned by the mother of the Chief Executive Officer of the Company (“CEO”). General and administrative rental expense associated with this office space aggregated $0.5 million, $0.6 million and $0.6 million for each of the years ended December 31, 2004, 2003 and 2002, respectively. The Company utilizes a conference center owned by the trust of B. Wolstein, deceased founder of the Company, one of its principal shareholders for Company sponsored events and meetings. The Company paid $0.1 million, in 2003 and 2002, for the use of this facility.

      As discussed in Note 11, the Company assumed the liability for the Regal Cinemas judgment. The other defendants included a former executive of the Company and a real estate development partnership owned by this individual and the former Chairman of the Board, who was also a principal shareholder and a former director of the Company.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The Company was also a party to a lawsuit that involved various claims against the Company relating to certain management related services provided by the Company. The owner of the properties had entered into a management agreement with two entities (“Related Entities”) controlled by one of its principal shareholders and a former director of the Company, to provide management services. The Company agreed to perform those services on behalf of the Related Entities and the fees paid by the owner of the properties were paid to the Company. One of the services to be provided by the Company was to obtain and maintain casualty insurance for the owner’s properties. A loss was incurred at one of the owner’s properties and the insurance company denied coverage. The Company filed a lawsuit against the insurance company. Separately, the Company entered into a settlement pursuant to which the Company paid $750,000 to the owner of the properties in 2004, and agreed to indemnify the Related Entities for any loss or damage incurred by either of the Related Entities if it were judicially determined that the owner of the property is not entitled to receive insurance proceeds under a policy obtained and maintained by the Company.

      In connection with the settlement, the Chairman of the Board of Directors and CEO, entered into a joint venture with the principal of the owner of the properties, and the Company entered into a management agreement with the joint venture effective February 1, 2004. The CEO holds an ownership interest of approximately 25.0% in the joint venture. The Company provides management and administrative services and receives fees equal to 3.0% of the gross income of each property for which services are provided, but not less than $5,000 per year from each such property, of which an aggregate of $0.1 million was earned in 2004. The management agreement expires on February 28, 2007, unless terminated earlier at any time by the joint venture upon 30 days’ notice to the Company or by the Company upon 60 days’ notice to the joint venture.

      The Company maintained certain management agreements with various partnership entities owned in part by one of its principle shareholders, in which management fee and leasing fee income of $0.1 million was earned in 2003 and 2002. Transactions with the Company’s equity affiliates have been described in Note 2.

16.	Benefit Plans

     Stock Option and Other Equity-Based Plans

      The Company’s stock option and equity-based award plans provide for the grant, to employees of the Company, the following: Incentive and non-qualified stock options to purchase common shares of the Company, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the award plans, awards available for grant approximated 3.3 million at December 31, 2004. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof (or, with respect to options granted to certain shareholders, within five years thereof). Options granted under the plans generally become exercisable one-year after the date of grant as to one-third of the optioned shares, with the remaining options being exercisable over the following two-year period.

      In 2004, the Company’s shareholders approved the 2004 Equity-Based Award Plan, which allows for the grant of up to 2.5 million common shares. In 2002, the shareholders approved the 2002 Equity-Based Award Plan, which allows for the grant of up to 3.1 million common shares.

      In 1997, the Board of Directors approved the issuance of 0.9 million stock options to the Company’s CEO, which vested immediately upon issuance. In addition, 0.7 million of these options, all of which were exercised in 2003, in a stock for stock option exercise (Note 12), were issued outside of a plan.

      The Company granted options to its directors. Such options were granted at the fair market value on the date of grant. Options granted generally become exercisable one year after the date of grant as to one-third of the optioned shares, with the remaining options being exercisable over the following two-year period.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      The following table reflects the stock option activity described above (in thousands):

	Number of Options			Weighted-
				Average	Weighted-
			Executive	Exercise	Average
	Employees	Directors	Officer	Price	Fair Value

Balance December 31, 2001	3,983	164	700	$16.50
Granted	900	20	—	20.38	$2.07
Exercised	(1,132)	(20)	—	15.53
Canceled	(73)	(5)	—	18.02

Balance December 31, 2002	3,678	159	700	17.51
Granted	892	—	—	23.52	$2.23
Exercised	(1,709)	(34)	(700)	16.13
Canceled	(76)	—	—	18.71

Balance December 31, 2003	2,785	125	—	20.48
Granted	665	—	—	36.40	$3.40
Exercised	(1,402)	(37)	—	20.06
Canceled	(72)	—	—	26.92

Balance December 31, 2004	1,976	88	—	$25.66

      The following table summarizes the characteristics of the options outstanding at December 31, 2004 (in thousands):

Options Outstanding				Options Exercisable

	Outstanding	Weighted-Average		Exercisable
Range of	as of	Remaining	Weighted-Average	as of	Weighed-Average
Exercise Prices	12/31/04	Contractual Life	Exercise Price	12/31/04	Exercise Price

$11.50-$16.00	194	5.4	$13.20	194	$13.20
$16.01-$20.00	405	6.2	$19.54	185	$19.12
$20.01-$28.50	770	7.7	22.83	223	22.38
$28.51-$37.00	679	9.1	35.72	12	29.19
$37.01-$45.50	16	9.8	40.95	—	—

	2,064	7.7	$25.66	614	$18.63

      As of December 31, 2004, 2003 and 2002, 0.6 million, 1.3 million and 3.1 million, respectively, were exercisable. The weighted average exercise prices of these exercisable options were $18.63, $19.33 and $17.47 at December 31, 2004, 2003 and 2002, respectively.

      In 2000, the Board of Directors approved a grant of 30,000 Performance Units to the Company’s CEO. Pursuant to the provisions of the plan, the 30,000 Performance Units granted were converted on December 31, 2004 to common share equivalents of 200,000 common shares based on the annualized total shareholders’ return for the five-year period ended December 31, 2004. These shares will vest over the following five-year period. In 2002, the Board of Directors approved grants aggregating 70,000 Performance Units to the Company’s Chief Executive Officer, President and Executive Vice President. The 70,000 Performance Units granted in 2002 will be converted to common share equivalents ranging from 70,000 to 466,666 Common Shares based on the annualized total shareholders’ return for the five-year period ending December 31, 2006. In 2002, 2003 and 2004, the Board of Directors approved a grant of 120,508; 103,139 and 105,974 restricted shares of common stock, respectively, to several executives and outside directors of the Company. The restricted stock grants vest in equal annual

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

amounts over a five-year period for the Company’s executives and over a three-year period for the outside directors of the Company. These grants have a weighted average fair value at the date of grant ranging from $13.333 to $36.32, which was equal to the market value of the Company’s stock at the date of grant. During 2004, 2003 and 2002, approximately $6.3 million, $5.0 million and $2.2 million, respectively, was charged to expense associated with awards under the equity-based award plans relating to restricted stock and Performance Units.

      The Company applies APB 25, “Accounting for Stock Issued to Employees” in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Assuming application of the fair value method pursuant to SFAS 123, the compensation cost, which is required to be charged against income for all of the above mentioned plans, was $5.1 million, $5.2 million and $2.5 million for 2004, 2003 and 2002, respectively. The amounts charged to expense are presented in the aforementioned paragraph. See Note 1 for pro forma presentation.

      For purposes of the pro forma presentation, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model using the following assumptions:

For the Year Ended December 31,

	2004	2003	2002

Risk free interest rate (range)	2.2%-3.3%	1.8%-3.1%	2.6%-5.4%
Dividend yield (range)	4.5%-5.8%	5.5%-7.5%	6.6%-8.0%
Expected life (range)	3-5 years	4-6 yrs	4-8 yrs.
Expected volatility (range)	19.9%-22.7%	22.9%-24.6%	21.4%-26.1%

     401(k) Plan

      The Company has a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company, which permits participants to defer up to a maximum of 15% of their compensation. In 2004 and 2003, the Company matched the participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s annual compensation. In 2002, the Company matched the first 3% of the participant’s contributions at an amount equal to 50% of the participant’s elective deferrals and the second 3% of the participant’s contributions at an amount equal to 25% of the participants’ elective deferrals for the plan year. The Company’s plan allows for the Company to also make additional discretionary contributions. No discretionary contributions have been made. Employees’ contributions are fully vested and the Company’s matching contributions vest 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company funds all matching contributions with cash. The Company’s contributions for the plan year ended December 31, 2004, 2003 and 2002 were $0.5 million, $0.4 million and $0.2 million, respectively. The 401(k) plan is fully funded at December 31, 2004.

     Elective Deferred Compensation Plan

      The Company has a non-qualified elective deferred compensation plan for certain key executives which permits eligible employees to defer up to 100% of their compensation. In 2004 and 2003, the Company matched the participants contribution in an amount equal to 50% of the participants elective deferral for the plan year up to a maximum of 6% of a participants annual compensation after deducting contributions, if any, made in conjunction with the Company’s 401(k) plan. In 2002, the Company matched the first 3% of the participant’s contribution at an amount equal to 50% of the participant’s elective deferrals and the second 3% of the participant’s contributions at an amount equal to 25% of the participant’s elective deferral for the plan year. Deferred compensation related to an employee contribution is charged to expense and is fully vested. Deferred compensation related to the Company’s matching contribution is charged to expense and vests 20% per year.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Once an employee has been with the Company five years, all matching contributions are fully vested. The Company’s contribution for each of the three years ended December 31, 2004, 2003 and 2002 was $0.1 million. At December 31, 2004, 2003 and 2002, deferred compensation under this plan aggregated approximately $8.7 million, $6.0 million and $1.5 million, respectively. The plan is fully funded at December 31, 2004.

     Equity Deferred Compensation Plan

      In 2003, the Company established the Developers Diversified Realty Corporation Equity Deferred Compensation Plan, a non-qualified compensation plan, for certain key executives and directors of the Company to allow for the deferral of receipt of common stock of the Company with respect to eligible equity awards. See Note 12 regarding the deferral of stock to this plan. At December 31, 2004 and 2003, there were 0.6 million and 0.5 million common shares of the Company in the plan valued at $24.6 and $15.6 million, respectively. The Plan is fully funded at December 31, 2004.

     Other Compensation

      During 2004, 2003 and 2002, the Company recorded a $0.8 million and $0.9 million and $2.0 million charge, respectively as additional compensation to the Company’s Chairman of the Board of Directors and CEO, relating to an incentive compensation agreement associated with the Company’s investment in the Retail Value Fund Program. Pursuant to this agreement the Company’s Chairman and Chief Executive Officer is entitled to receive up to 25% of the distributions made by Coventry (Note 2), provided the Company achieves certain performance thresholds in relation to Funds From Operations growth and/or total shareholder return.

17.     Earnings and Dividends Per Share

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

	For the Year Ended December 31,
	As Adjusted

	2004	2003	2002

	(in thousands, except per share
	amounts)
Income from continuing operations	$177,826	$165,643	$96,042
Add: Gain on disposition of real estate and real estate investments	84,642	73,932	3,429
Less: Preferred stock dividends	(50,706)	(40,495)	(27,058)
Write-off of original issuance costs associated with preferred operating partnership units and preferred shares redeemed	—	(10,710)	—
Adjustment for effect of a change in accounting principle that is applied retroactively (Note 1)	—	—	(5,544)

Basic EPS — Income from continuing operations applicable to common shareholders	211,762	188,370	66,869
Add: Operating partnership minority interests	2,607	1,769	—

Diluted — Income from continuing operations applicable to common shareholders	$214,369	$190,139	$66,869

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	For the Year Ended December 31,
	As Adjusted

	2004	2003	2002

	(in thousands, except per share
	amounts)
Number of Shares:
Basic — average shares outstanding	96,638	81,903	63,807
Effect of dilutive securities:
Stock options	997	1,131	954
Operating partnership minority interests	1,308	1,078	—
Restricted stock	81	76	76

Diluted — average shares outstanding	99,024	84,188	64,837

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$2.19	$2.30	$1.05
Income from discontinued operations	0.11	0.01	0.04
Cumulative effect of adoption of a new accounting standard	(0.03)	—	—

Net income applicable to common shareholders	$2.27	$2.31	$1.09

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$2.17	$2.26	$1.03
Income from discontinued operations	0.10	0.01	0.04
Cumulative effect of adoption of a new accounting standard	(0.03)	—	—

Net income applicable to common shareholders	$2.24	$2.27	$1.07

      Options to purchase 2.1 million, 2.9 million and 4.5 million shares of common stock were outstanding at December 31, 2004, 2003 and 2002, respectively (Note 16), a portion of which has been reflected above in diluted per share amounts using the treasury stock method. Options aggregating 0.5 million were antidilutive at December 31, 2002 (none were antidilutive in 2003 and 2004) and excluded from the computations.

      Basic average shares outstanding do not include restricted shares totaling 202,198, 209,684 and 190,455 respectively, which were not vested at December 31, 2004, 2003 and 2002.

      For one joint venture where the joint venture partner has the right to convert its interest in the partnership to common shares of the Company or cash, at the election of the Company, it is the Company’s intent to settle the conversion, if any, in cash.

      The exchange into common stock of the minority interests, associated with OP Units, was not included in the computation of diluted EPS for 2002 because the effect of assuming conversion was antidilutive (Note 12).

      The redemption of the $35 million Preferred OP Units, including those exercisable through the exercise of the warrant into common shares, was not included in the computation of diluted EPS for 2002 because they were considered contingently issuable through the redemption date (Note 13).

18.     Federal Income Taxes

      The Company elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

the Company distribute at least 90% of its taxable income to its stockholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. As the Company distributed sufficient taxable income for the three years ended December 31, 2004, no U.S. Federal income or excise taxes were incurred.

      If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, the Company has two taxable REIT subsidiaries that generate taxable income from non-REIT activities and are subject to federal, state and local income taxes.

      At December 31, 2004, the accompanying financial statement basis of assets and liabilities exceeds the tax basis by approximately $78 million. At December 31, 2003 and 2002, the tax basis of assets and liabilities exceeds the accompanying financial statement basis by approximately $37 million and $162 million, respectively.

      The following represents the combined activity of all of the Company’s taxable REIT subsidiaries. The disclosure of the majority of the amounts in 2003 and all of the amounts in 2002 relate to entities recorded on the equity method of accounting until December 31, 2003 (in thousands):

	For the Year Ended December 31,

	2004	2003	2002

Book (loss) income before income taxes	$(5,952)	$(6,168)	$3,941

Components of income tax expense (benefit) are as follows:
Current:
Federal	—	(457)	1,691
State and local	—	(67)	249

	—	(524)	1,940

Deferred:
Federal	366	(591)	351
State and local	53	(87)	51

	419	(678)	402

Total expense (benefit)	$419	$(1,202)	$2,342

      The differences between total income tax expense or benefit and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows (in thousands):

	For the Year Ended December 31,

	2004	2003	2002

Statutory rate of 34% applied to pre-tax (loss) income	$(2,024)	$(2,097)	$1,340
Effect of state and local income taxes, net of federal tax benefit	(298)	(308)	197
Valuation allowance (decrease) increase	(1,226)	3,454	(1,432)
Other	3,967	(2,251)	2,237

Total expense (benefit)	$419	$(1,202)	$2,342

Effective tax rate	(7.04)%	19.49%	59.43%

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Deferred tax assets and liabilities of the Company’s taxable REIT subsidiaries were as follows (in thousands):

	For the Year Ended December 31,

	2004	2003	2002

Deferred tax assets (1)	$49,390	$48,706	$1,484
Deferred tax liabilities	(3,863)	(1,534)	(1,177)
Valuation allowance (1)	(46,225)	(47,451)	(1,264)

Net deferred tax liability	$(698)	$(279)	$(957)

(1)	The majority of the deferred tax assets and valuation allowance is attributable to interest expense, subject to limitations, and basis differentials in assets due to purchase price accounting.

     Reconciliation between GAAP net income to taxable income is as follows (in thousands):

	For the Year Ended December 31,

	2004	2003	2002

GAAP net income	$269,762	$240,261	$101,970
Add: Book depreciation and amortization (1)	38,999	34,725	34,142
Less: Tax depreciation and amortization (1)	(31,066)	(60,832)	(25,219)
Book/tax differences on gains/losses from capital transactions	(7,006)	(23,371)	(600)
Joint venture equity in earnings, net (1)	(64,578)	(40,766)	8,084
Dividends from subsidiary REIT investments	32,997	37,750	9,500
Deferred income	(2,085)	(7,200)	1,926
Compensation expense	2,301	3,832	(4,410)
Legal judgment	(9,190)	9,190	—
Miscellaneous book/tax differences, net	(8,503)	(8,589)	749

Taxable income before adjustments	221,631	185,000	126,142
Less: Capital gains	(73,110)	(73,572)	(9,782)

Taxable income subject to the 90% dividend requirement	$148,521	$111,428	$116,360

(1)	Depreciation expense from majority-owned subsidiaries and affiliates, which are consolidated for financial reporting purposes, but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings, net.”

     Reconciliation between cash dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,

	2004	2003	2002

Cash dividends paid	$226,537	$168,918	$122,841
Less: Dividends designated to prior year	(19,557)	(3,475)	(174)
Plus: Dividends designated from the following year	14,651	19,557	3,475
Less: Portion designated capital gain distribution	(73,110)	(73,572)	(9,782)

Dividends paid deduction	$148,521	$111,428	$116,360

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

      Characterization of distributions is as follows (per share):

	For the Year Ended
	December 31,

	2004	2003	2002

Ordinary income	$1.19	$1.05	$1.44
Capital gains	0.51	0.43	0.10
Unrecaptured Section 1250 gain	0.08	0.26	0.02

	$1.78	$1.74	$1.56

      A portion of the fourth quarter dividends for each of the years ended December 31, 2004, 2003 and 2002 have been allocated and reported to shareholders in the subsequent year. Dividends per share reported to shareholders for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

			Capital
		Gross Ordinary	Gain	Total
2004 Dividends	Date Paid	Income	Distributions	Dividends

4th quarter 2003	01/05/04	$0.18	$0.10	$0.28
1st quarter	04/05/04	0.31	0.15	0.46
2nd quarter	07/06/04	0.31	0.15	0.46
3rd quarter	10/04/04	0.34	0.17	0.51
4th quarter	01/06/05	0.05	0.02	0.07

		$1.19	$0.59	$1.78

			Capital
		Gross Ordinary	Gain	Total
2003 Dividends	Date Paid	Income	Distributions	Dividends

4th quarter 2002	01/06/03	$0.19	$0.14	$0.33
1st quarter	04/07/03	0.25	0.16	0.41
2nd quarter	07/07/03	0.25	0.16	0.41
3rd quarter	10/06/03	0.25	0.16	0.41
4th quarter	01/05/04	0.11	0.07	0.18

		$1.05	$0.69	$1.74

			Capital
		Gross Ordinary	Gain	Total
2002 Dividends	Date Paid	Income	Distributions	Dividends

4th quarter 2001	01/07/02	$0.34	$0.03	$0.37
1st quarter	04/08/02	0.35	0.03	0.38
2nd quarter	07/08/02	0.35	0.03	0.38
3rd quarter	10/07/02	0.35	0.03	0.38
4th quarter	01/06/03	0.05	0.00	0.05

		$1.44	$0.12	$1.56

19.     Segment Information

      The Company has two reportable business segments, shopping centers and business centers, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Each shopping center and business center is considered a separate operating segment. However, each segment on a

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

stand alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments and meets the majority of the aggregation criteria under SFAS 131.

      At December 31, 2004, the shopping center segment consisted of 436 shopping centers including, 168 owned through joint ventures, in 44 states aggregating approximately 71.0 million square feet of Company-owned GLA. These shopping centers range in size from approximately 10,000 square feet to 750,000 square feet of Company-owned GLA. The business center segment consists of 32 business centers in 11 states aggregating approximately 4.0 million square feet of Company-owned GLA. These business centers range in size from approximately 10,000 square feet to 330,000 square feet of Company-owned GLA.

      The table below presents information about the Company’s reportable segments for the years ended December 31, 2004, 2003 and 2002 (in thousands).

	2004

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$33,707	$565,226		$598,933
Operating expenses	(11,158)	(138,456)		(149,614)

	22,549	426,770		449,319
Unallocated expenses (A)			$(307,375)	(307,375)
Equity in net income of joint ventures		40,895		40,895
Minority interests			(5,013)	(5,013)

Income from continuing operations				$177,826

Total real estate assets	$264,615	$5,338,809		$5,603,424

	2003

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$34,246	$431,488		$465,734
Operating expenses	(11,222)	(106,945)		(118,167)

	23,024	324,543		347,567
Unallocated expenses (A)			$(229,476)	(229,476)
Equity in net income of joint ventures		44,967		44,967
Gain on sale of joint venture interests		7,950		7,950
Minority interests			(5,365)	(5,365)

Income from continuing operations				$165,643

Total real estate assets	$266,104	$3,618,807		$3,884,911

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	2002

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$34,804	$311,897		$346,701
Operating expenses	(11,089)	(73,613)		(84,702)

	23,715	238,284		261,999
Unallocated expenses (A)			$(177,156)	(177,156)
Equity in net income of joint ventures		32,769		32,769
Minority interests			(21,570)	(21,570)

Income from continuing operations				$96,042

Total real estate assets	$276,425	$2,527,631		$2,804,056

(A)	Unallocated expenses consist of general and administrative, interest income and interest expense, tax expense, other expense and depreciation and amortization as listed in the consolidated statements of operations.

20.     Subsequent Events

      In January 2005, the Company completed the acquisition of 15 Puerto Rican retail real estate assets, totaling nearly 5.0 million square feet from Caribbean Property Group, LLC (“CPG”), at an aggregate cost of approximately $1.15 billion. The financing of the acquisition was comprised of the Company’s $250 million common equity offering in December 2004, $660 million of assumed debt and $332 million of proceeds generated by sales of neighborhood grocery-anchored centers to joint ventures and other recent asset sales, including $96.6 million of sales pursuant to the MDT Joint Venture.

      Through March 15, 2005, the Company sold an additional nine properties to the MDT Joint Venture for approximately $284.2 million. The Company maintains an approximate 14.5% ownership in the properties. The Company will remain responsible for all day-to-day operations of the properties and will receive its share of ongoing fees at prevailing rates for property management, leasing and construction management, plus nominal one-time fees for financing and due diligence.

      In March 2005, the Company repaid the $150 million on the Term Loan from borrowings on the Company’s Unsecured Credit Facility.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

21. Quarterly Results of Operations (Unaudited)

      The following table sets forth the quarterly results of operations, restated for discontinued operations, for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total

2004:
Revenues	$125,134	$148,738	$165,828
Revenues of sold properties transferred to discontinued operations	(1,952)	(1,836)	(1,801)

Revenues	123,182	146,902	164,027	$164,822	$598,933
Income before cumulative effect of adoption of a new accounting standard	53,787	86,812	44,316	87,848	272,763
Net income	50,786	86,812	44,316	87,848	269,762
Net income applicable to common shareholders	40,182	74,295	30,524	74,055	219,056
Basic:
Net income per common share	$0.47	$0.78	$0.30	$0.72	$2.27
Weighted average number of shares	86,344	95,018	102,079	102,979	96,638
Diluted:
Net income per common share	$0.46	$0.77	$0.30	$0.71	$2.24
Weighted average number of shares	87,646	97,415	103,030	105,264	99,024

	First	Second	Third	Fourth	Total

2003:
Revenues	$101,907	$123,106	$123,411
Revenues of sold properties transferred to discontinued operations	(1,767)	(2,921)	(2,260)

Revenues	100,140	120,185	121,151	$124,258	$465,734
Net income	38,385	68,402	41,988	91,486	240,261
Net income applicable to common shareholders	26,510	57,140	24,525	80,881	189,056
Basic:
Net income per common share	$0.38	$0.67	$0.29	$0.94	$2.31
Weighted average number of shares	70,087	85,032	85,997	86,206	81,903
Diluted:
Net income per common share	$0.37	$0.66	$0.28	$0.92	$2.27
Weighted average number of shares	71,218	87,667	87,066	88,414	84,188

SCHEDULE II

DEVELOPERS DIVERSIFIED REALTY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

	Balance at				Balance at
	beginning of	Charged			end of
	year	to expense	Deductions		year

Year ended December 31, 2004
Allowance for uncollectible accounts	$15,206	$5,268	$6,282		$14,192
Valuation allowance for a deferred tax asset	$48,081	$—	$1,856		$46,225

Year ended December 31, 2003
Allowance for uncollectible accounts	$6,824	$6,135	$(2,247	)(1)	$15,206
Valuation allowance for a deferred tax asset	$—	$—	$(48,081	)(2)	$48,081

Year ended December 31, 2002
Allowance for uncollectible accounts	$5,646	$5,854	$4,676		$6,824

(1)	Includes approximately $4.6 million of reserves associated with the JDN merger.

(2)	Associated with the JDN merger.

Developers Diversified Realty Corporation

Real Estate and Accumulated Depreciation
December 31, 2004
(In thousands)
Schedule III

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Accumulated
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Brandon, FL	$0	$4,111	$0	$0	$6,199	$6,199	$4,475
Stow, OH	1,036	9,028	0	993	22,995	23,988	7,263
Fern Park, FL (Orlando)	446	303	97	446	477	923	357
Plainville, CT	19,103	38,957	0	19,103	42,387	61,490	3,265
Westlake, OH	424	3,803	203	424	10,011	10,435	4,748
E. Norriton, PA	80	4,698	233	70	8,523	8,593	5,324
Palm Harbor, FL	1,137	4,089	0	1,137	4,172	5,309	1,345
Tarpon Springs, FL	248	7,382	81	244	12,009	12,253	8,403
Bayonet Pt., FL	2,113	8,181	128	2,169	11,622	13,791	5,739
Starkville, MS	1,271	8,209	0	703	6,544	7,247	1,860
Gulfport, MS	8,795	36,370	0	8,795	38,084	46,879	2,363
Tupelo, MS	2,282	14,979	0	2,213	17,425	19,638	5,188
Jacksonville, FL	3,005	9,425	0	3,028	9,612	12,640	3,041
Brunswick, MA	3,836	15,459	0	3,796	18,359	22,155	4,348
Oceanside, CA	0	10,643	0	0	13,833	13,833	1,521
Reno, NV	0	366	0	0	727	727	69
Everett, MA	9,311	44,647	0	9,311	49,278	58,589	5,384
Salisbury, MD	1,531	9,174	0	1,531	9,391	10,922	1,527
Atlanta, GA	475	9,374	0	475	9,948	10,423	3,617
Jackson, MS	4,190	6,783	0	4,190	6,783	10,973	416
Saltillo, MS	2,217	4,132	0	2,217	4,145	6,362	254
Gadsen, AL	322	965	0	322	1,814	2,136	118
Jackson, MS (Metro)	622	2,271	0	622	2,271	2,893	138
Opelika, AL	3,183	11,666	0	2,415	11,666	14,081	707
Scottsboro, AL	788	2,781	0	788	2,786	3,574	169
Brandon, FL (Village)	7,005	8,531	0	7,005	8,615	15,620	530
Brandon, FL (Plaza)	2,781	17,104	0	2,781	17,104	19,885	995
Gulf Breeze, FL	2,485	2,214	0	2,485	2,214	4,699	138
Ocala, FL	1,916	3,893	0	1,916	3,895	5,811	238
Tallahassee, FL	1,881	2,956	0	1,881	4,274	6,155	206
Canton, GA (Riverplace)	5,087	5,245	0	5,087	5,252	10,339	325
Cartersville, GA	4,572	4,510	0	4,572	4,511	9,083	281
Chamblee, GA	5,862	5,971	0	5,862	6,053	11,915	384
Cumming, GA (Marketplace)	14,255	23,653	0	14,549	23,767	38,316	1,441
Douglasville, GA	3,856	9,625	0	3,540	9,625	13,165	586

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

Brandon, FL	$1,724
Stow, OH	16,725
Fern Park, FL (Orlando)	566
Plainville, CT	58,225
Westlake, OH	5,687
E. Norriton, PA	3,269
Palm Harbor, FL	3,964
Tarpon Springs, FL	3,850
Bayonet Pt., FL	8,052
Starkville, MS	5,387
Gulfport, MS	44,516
Tupelo, MS	14,450
Jacksonville, FL	9,599
Brunswick, MA	17,807
Oceanside, CA	12,312
Reno, NV	658
Everett, MA	53,205
Salisbury, MD	9,395
Atlanta, GA	6,806
Jackson, MS	10,557
Saltillo, MS	6,108
Gadsen, AL	2,018
Jackson, MS (Metro)	2,755
Opelika, AL	13,374
Scottsboro, AL	3,405
Brandon, FL (Village)	15,090
Brandon, FL (Plaza)	18,890
Gulf Breeze, FL	4,561
Ocala, FL	5,573
Tallahassee, FL	5,949
Canton, GA (Riverplace)	10,014
Cartersville, GA	8,802
Chamblee, GA	11,531
Cumming, GA (Marketplace)	36,875
Douglasville, GA	12,579

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

Brandon, FL	$0	S/L 30	1972(C)
Stow, OH	0	S/L 30	1969(C)
Fern Park, FL (Orlando)	0	S/L 30	1970(C)
Plainville, CT	0	S/L 31.5	1999(C)
Westlake, OH	0	S/L 30	1974(C)
E. Norriton, PA	0	S/L 30	1975(C)
Palm Harbor, FL	0	S/L 31.5	1995(A)
Tarpon Springs, FL	0	S/L 30	1974(C)
Bayonet Pt., FL	5,327	S/L 30	1985(C)
Starkville, MS	0	S/L 31.5	1994(A)
Gulfport, MS	0	S/L 31.5	2003(A)
Tupelo, MS	11,752	S/L 31.5	1994(A)
Jacksonville, FL	6,743	S/L 31.5	1995(A)
Brunswick, MA	0	S/L 30	1973(C)
Oceanside, CA	0	S/L 31.5	2000(C)
Reno, NV	0	S/L 31.5	2000(C)
Everett, MA	0	S/L 31.5	2001(C)
Salisbury, MD	0	S/L 31.5	1999(C)
Atlanta, GA	0	S/L 31.5	1994(A)
Jackson, MS	0	S/L 31.5	2003(A)
Saltillo, MS	0	S/L 31.5	2003(A)
Gadsen, AL	0	S/L 31.5	2003(A)
Jackson, MS (Metro)	0	S/L 31.5	2003(A)
Opelika, AL	0	S/L 31.5	2003(A)
Scottsboro, AL	0	S/L 31.5	2003(A)
Brandon, FL (Village)	0	S/L 31.5	2003(A)
Brandon, FL (Plaza)	0	S/L 31.5	2003(A)
Gulf Breeze, FL	0	S/L 31.5	2003(A)
Ocala, FL	0	S/L 31.5	2003(A)
Tallahassee, FL	0	S/L 31.5	2003(A)
Canton, GA (Riverplace)	0	S/L 31.5	2003(A)
Cartersville, GA	0	S/L 31.5	2003(A)
Chamblee, GA	0	S/L 31.5	2003(A)
Cumming, GA (Marketplace)	0	S/L 31.5	2003(A)
Douglasville, GA	0	S/L 31.5	2003(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2004
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Accumulated
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Athens, GA	1,649	2,084	0	3,455	2,084	5,539	128
Ft. Oglethorpe, GA	1,395	2,517	0	1,395	2,552	3,947	156
Griffin, GA	138	2,638	0	138	2,638	2,776	159
Columbus, GA	4,220	8,159	0	4,220	8,159	12,379	499
Lafayette, GA	1,493	2,572	0	1,493	2,572	4,065	158
Lithonia, GA	2,352	7,967	0	3,299	10,890	14,189	454
Madison, GA	1,816	2,297	0	1,816	2,361	4,177	142
Newnan, GA	2,632	11,063	0	2,632	11,063	13,695	671
Stockbridge, GA (Freeway)	963	1,911	0	963	1,911	2,874	117
Stockbridge, GA (Pike)	987	972	0	987	972	1,959	60
Union City, GA	2,288	6,246	0	2,288	6,245	8,533	380
Tucker, GA	1,121	10,299	0	1,171	10,802	11,973	620
Warner Robins, GA	5,977	7,459	0	5,977	7,459	13,436	459
Woodstock, GA	2,022	8,440	0	2,022	8,445	10,467	513
Fayetteville, NC	8,524	10,627	0	8,524	11,075	19,599	622
Hendersonville, NC	2,049	1,718	0	2,049	1,758	3,807	110
Charleston, SC	3,479	9,850	0	3,479	9,912	13,391	600
Denver, CO (University)	20,733	22,818	0	20,733	22,862	43,595	1,418
Irving, TX	4,980	12,336	0	5,880	14,500	20,380	743
Chattanooga, TN	1,845	13,214	0	1,845	14,864	16,709	838
Memphis, TN	2,034	3,726	0	2,034	3,737	5,771	229
Hendersonville, TN	3,743	9,268	0	3,743	9,268	13,011	565
Murfreesboro, TN (Memorial)	1,462	4,355	0	1,462	4,475	5,937	270
Monaca, PA	10,620	9,790	0	371	4,752	5,123	0
Chester, VA	10,780	4,752	0	10,780	4,822	15,602	317
Lynchburg, VA	5,447	11,194	0	5,447	11,215	16,662	689
Midlothian, VA	2,982	4,143	0	2,982	4,147	7,129	258
Brookfield, WI	9,321	5,358	0	9,321	5,358	14,679	341
Brown Deer, WI (Market)	2,006	10,059	0	2,006	10,059	12,065	609
Brown Deer, WI (Center)	14,615	7,555	0	14,615	7,555	22,170	489
Milwaukee, WI	4,527	3,600	0	4,527	3,600	8,127	226
Decatur, IL	767	2,224	0	700	2,224	2,924	135
Gallipolis, OH	1,249	1,790	0	1,249	1,790	3,039	110
Lexington, KY (South)	3,344	2,805	0	3,344	2,805	6,149	175
Lexington, KY (North)	2,915	3,447	0	2,919	3,471	6,390	216
Richmond, KY	1,870	5,661	0	1,870	5,661	7,531	344
Overland Park, KS	2,720	2,702	0	855	3,486	4,341	185

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

Athens, GA	5,411
Ft. Oglethorpe, GA	3,791
Griffin, GA	2,617
Columbus, GA	11,880
Lafayette, GA	3,907
Lithonia, GA	13,735
Madison, GA	4,035
Newnan, GA	13,024
Stockbridge, GA (Freeway)	2,757
Stockbridge, GA (Pike)	1,899
Union City, GA	8,153
Tucker, GA	11,353
Warner Robins, GA	12,977
Woodstock, GA	9,954
Fayetteville, NC	18,977
Hendersonville, NC	3,697
Charleston, SC	12,791
Denver, CO (University)	42,177
Irving, TX	19,637
Chattanooga, TN	15,871
Memphis, TN	5,542
Hendersonville, TN	12,446
Murfreesboro, TN (Memorial)	5,667
Monaca, PA	5,123
Chester, VA	15,285
Lynchburg, VA	15,973
Midlothian, VA	6,871
Brookfield, WI	14,338
Brown Deer, WI (Market)	11,456
Brown Deer, WI (Center)	21,681
Milwaukee, WI	7,901
Decatur, IL	2,789
Gallipolis, OH	2,929
Lexington, KY (South)	5,974
Lexington, KY (North)	6,174
Richmond, KY	7,187
Overland Park, KS	4,156

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

Athens, GA	0	S/L 31.5	2003(A)
Ft. Oglethorpe, GA	0	S/L 31.5	2003(A)
Griffin, GA	0	S/L 31.5	2003(A)
Columbus, GA	0	S/L 31.5	2003(A)
Lafayette, GA	0	S/L 31.5	2003(A)
Lithonia, GA	0	S/L 31.5	2004(A)
Madison, GA	0	S/L 31.5	2003(A)
Newnan, GA	0	S/L 31.5	2003(A)
Stockbridge, GA (Freeway)	0	S/L 31.5	2003(A)
Stockbridge, GA (Pike)	0	S/L 31.5	2003(A)
Union City, GA	0	S/L 31.5	2003(A)
Tucker, GA	0	S/L 31.5	2003(A)
Warner Robins, GA	0	S/L 31.5	2003(A)
Woodstock, GA	0	S/L 31.5	2003(A)
Fayetteville, NC	0	S/L 31.5	2003(A)
Hendersonville, NC	0	S/L 31.5	2003(A)
Charleston, SC	0	S/L 31.5	2003(A)
Denver, CO (University)	28,884	S/L 31.5	2003(A)
Irving, TX	0	S/L 31.5	2003(A)
Chattanooga, TN	0	S/L 31.5	2003(A)
Memphis, TN	0	S/L 31.5	2003(A)
Hendersonville, TN	9,337	S/L 31.5	2003(A)
Murfreesboro, TN (Memorial)	0	S/L 31.5	2003(A)
Monaca, PA	0	S/L 31.5	2003(A)
Chester, VA	0	S/L 31.5	2003(A)
Lynchburg, VA	0	S/L 31.5	2003(A)
Midlothian, VA	0	S/L 31.5	2003(A)
Brookfield, WI	0	S/L 31.5	2003(A)
Brown Deer, WI (Market)	2,773	S/L 31.5	2003(A)
Brown Deer, WI (Center)	0	S/L 31.5	2003(A)
Milwaukee, WI	0	S/L 31.5	2003(A)
Decatur, IL	0	S/L 31.5	2003(A)
Gallipolis, OH	0	S/L 31.5	2003(A)
Lexington, KY (South)	0	S/L 31.5	2003(A)
Lexington, KY (North)	0	S/L 31.5	2003(A)
Richmond, KY	0	S/L 31.5	2003(A)
Overland Park, KS	0	S/L 31.5	2003(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2004
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Accumulated
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Aurora, CO	2,615	18,447	0	1,539	19,034	20,573	1,031
Parker, CO (Flatacres)	1,088	9,899	0	1,534	13,922	15,456	416
Allentown, PA	5,882	20,060	0	5,882	20,071	25,953	1,169
St. John, MO	2,613	7,040	0	2,827	7,692	10,519	394
Suwanee, GA	13,479	23,923	0	13,479	24,267	37,746	1,492
West Allis, WI	2,452	10,982	0	2,452	10,982	13,434	666
Grandville, MI	2,645	21,554	0	2,361	21,936	24,297	1,112
Ft. Collins, CO	2,767	2,054	0	1,845	4,376	6,221	132
Parker, CO	1,366	12,998	0	1,196	15,359	16,555	743
Lafayette, IN	1,217	2,689	0	1,217	2,689	3,906	164
McDonough, GA	1,027	2,058	0	1,582	2,804	4,386	91
Stone Mountain, GA	2,156	0	0	2,170	0	2,170	0
Frisco, TX	705	5,083	0	496	6,225	6,721	305
McKinney, TX	3,550	8,281	0	3,279	8,318	11,597	508
Mesquite, TX	3,507	16,529	0	4,281	19,660	23,941	974
Hamilton, NJ	8,039	49,896	0	11,530	67,634	79,164	2,568
Lansing, MI	1,598	6,999	0	1,329	7,142	8,471	412
Grand Forks, ND	526	2,166	0	549	2,550	3,099	609
Erie, PA (Peach)	10,880	19,201	0	6,373	43,802	50,175	11,123
Erie, PA (Hills)	0	2,564	13	0	3,841	3,841	3,078
San Francisco, CA	15,332	35,803	0	6,075	14,189	20,264	1,244
Chillicothe, OH	43	2,549	2	1,170	4,366	5,536	1,283
Martinsville, VA	3,163	28,819	0	3,163	28,819	31,982	12,657
Tampa, FL (Waters)	4,105	6,640	324	3,905	7,365	11,270	3,338
Macedonia, OH (Phase II)	4,392	10,885	0	4,392	10,996	15,388	1,956
Huber Hts, OH	757	14,469	1	757	14,606	15,363	5,332
Lebanon, OH	651	911	31	812	1,744	2,556	426
Wilmington, OH	157	1,616	51	157	1,886	2,043	1,589
Hillsboro, OH	80	1,985	0	80	2,003	2,083	1,793
Xenia, OH	948	3,938	0	673	6,267	6,940	2,064
Boardman, OH	9,025	27,983	0	8,152	28,013	36,165	6,610
Solon, OH	6,220	7,454	0	6,220	20,855	27,075	3,708
Cincinnati, OH	2,399	11,238	172	2,399	12,534	14,933	4,710
Bedford, IN	706	8,425	6	1,067	10,077	11,144	3,432
Watertown, SD	63	6,443	442	63	9,558	9,621	6,622
Connersville, IN	540	6,458	0	540	6,601	7,141	2,335
Ashland, OH	210	2,273	0	143	2,413	2,556	2,157

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

Aurora, CO	19,542
Parker, CO (Flatacres)	15,040
Allentown, PA	24,784
St. John, MO	10,125
Suwanee, GA	36,254
West Allis, WI	12,768
Grandville, MI	23,185
Ft. Collins, CO	6,089
Parker, CO	15,812
Lafayette, IN	3,742
McDonough, GA	4,295
Stone Mountain, GA	2,170
Frisco, TX	6,416
McKinney, TX	11,089
Mesquite, TX	22,967
Hamilton, NJ	76,596
Lansing, MI	8,059
Grand Forks, ND	2,490
Erie, PA (Peach)	39,052
Erie, PA (Hills)	763
San Francisco, CA	19,020
Chillicothe, OH	4,253
Martinsville, VA	19,325
Tampa, FL (Waters)	7,932
Macedonia, OH (Phase II)	13,432
Huber Hts, OH	10,031
Lebanon, OH	2,130
Wilmington, OH	454
Hillsboro, OH	290
Xenia, OH	4,876
Boardman, OH	29,555
Solon, OH	23,367
Cincinnati, OH	10,223
Bedford, IN	7,712
Watertown, SD	2,999
Connersville, IN	4,806
Ashland, OH	399

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

Aurora, CO	0	S/L 31.5	2003(A)
Parker, CO (Flatacres)	0	S/L 31.5	2003(A)
Allentown, PA	18,665	S/L 31.5	2003(A)
St. John, MO	0	S/L 31.5	2003(A)
Suwanee, GA	0	S/L 31.5	2003(A)
West Allis, WI	0	S/L 31.5	2003(A)
Grandville, MI	0	S/L 31.5	2003(A)
Ft. Collins, CO	0	S/L 31.5	2003(A)
Parker, CO	0	S/L 31.5	2003(A)
Lafayette, IN	0	S/L 31.5	2003(A)
McDonough, GA	0	S/L 31.5	2003(A)
Stone Mountain, GA	0	S/L 31.5	2003(A)
Frisco, TX	0	S/L 31.5	2003(A)
McKinney, TX	0	S/L 31.5	2003(A)
Mesquite, TX	0	S/L 31.5	2003(A)
Hamilton, NJ	56,971	S/L 31.5	2003(A)
Lansing, MI	0	S/L 31.5	2003(A)
Grand Forks, ND	0	S/L 31.5	2003(A)
Erie, PA (Peach)	28,550	S/L 31.5	1995(C)
Erie, PA (Hills)	0	S/L 30	1973(C)
San Francisco, CA	0	S/L 31.5	2002(A)
Chillicothe, OH	0	S/L 30	1974(C)
Martinsville, VA	19,859	S/L 30	1989(C)
Tampa, FL (Waters)	0	S/L 31.5	1990(C)
Macedonia, OH (Phase II)	0	S/L 31.5	1998(C)
Huber Hts, OH	0	S/L 31.5	1993(A)
Lebanon, OH	0	S/L 31.5	1993(A)
Wilmington, OH	0	S/L 30	1977(C)
Hillsboro, OH	0	S/L 30	1979(C)
Xenia, OH	0	S/L 31.5	1994(A)
Boardman, OH	26,581	S/L 31.5	1997(A)
Solon, OH	16,280	S/L 31.5	1998(C)
Cincinnati, OH	0	S/L 31.5	1993(A)
Bedford, IN	0	S/L 31.5	1993(A)
Watertown, SD	0	S/L 30	1977(C)
Connersville, IN	0	S/L 31.5	1993(A)
Ashland, OH	0	S/L 30	1977(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2004
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Accumulated
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Pensacola, FL	1,805	4,010	273	816	2,963	3,779	551
Cleveland, OH (West 65th)	90	1,463	15	90	1,543	1,633	1,381
Los Alamos, NM	725	3,500	30	725	4,771	5,496	3,103
Waynesville, NC	432	8,089	131	432	8,247	8,679	3,072
Pulaski, VA	528	6,396	2	499	6,536	7,035	2,407
St. Louis, MO (Sunset)	12,791	38,404	0	13,204	43,046	56,250	9,175
St. Louis, MO (Brentwood)	10,628	32,053	0	10,018	32,369	42,387	6,881
Cedar Rapids, IA	4,219	12,697	0	4,219	13,369	17,588	3,123
St. Louis, MO (Olympic)	2,775	8,370	0	2,775	9,633	12,408	2,382
St. Louis, MO (Gravois)	1,336	4,050	0	1,525	4,772	6,297	984
St. Louis, MO (Morris)	0	2,048	0	0	2,143	2,143	465
St. Louis, MO (Keller)	1,632	4,936	0	1,632	5,153	6,785	1,052
St. Louis, MO (Southtowne)	4,159	3,818	0	4,159	3,818	7,977	48
Aurora, OH	832	7,560	0	1,592	13,175	14,767	2,358
Worthington, MN	374	6,404	441	374	7,823	8,197	6,003
Harrisburg, IL	550	7,619	0	550	7,948	8,498	2,795
Idaho Falls, ID (DDRC)	1,302	5,703	0	1,418	5,721	7,139	1,223
Mount Vernon, IL	1,789	9,399	111	1,789	15,089	16,878	4,833
Fenton, MO	414	4,244	476	430	7,603	8,033	4,209
Melbourne, FL	0	3,085	117	0	3,237	3,237	2,938
Simpsonville, SC	431	6,563	0	417	6,790	7,207	2,413
Camden, SC	627	7,519	7	930	9,552	10,482	3,291
Union, SC	685	7,629	1	685	7,778	8,463	2,840
N. Charleston, SC	911	11,346	1	1,081	16,391	17,472	5,865
S. Anderson, SC	1,366	6,117	13	1,366	6,150	7,516	3,006
Orangeburg, SC	318	1,693	0	318	3,418	3,736	857
Mt. Pleasant, SC	2,584	10,470	0	2,430	16,239	18,669	3,966
Sault St. Marie, MI	1,826	13,710	0	1,826	15,075	16,901	4,805
Cheboygan, MI	127	3,612	0	127	3,785	3,912	1,308
Walker, MI (Grand Rapids)	1,926	8,039	0	1,926	8,491	10,417	2,451
Detroit, MI	6,738	26,988	27	6,738	29,209	35,947	6,105
Houghton, MI	440	7,301	1,821	440	11,771	12,211	8,383
Bad Axe, MI	184	3,647	0	184	4,068	4,252	1,461
Gaylord, MI	270	8,728	2	270	9,476	9,746	3,295
Howell, MI	332	11,938	1	332	12,516	12,848	4,663
Mt. Pleasant, MI	767	7,769	20	767	13,545	14,312	4,031
Elyria, OH	352	5,693	0	352	5,693	6,045	3,515

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

Pensacola, FL	3,228
Cleveland, OH (West 65th)	252
Los Alamos, NM	2,393
Waynesville, NC	5,607
Pulaski, VA	4,628
St. Louis, MO (Sunset)	47,075
St. Louis, MO (Brentwood)	35,506
Cedar Rapids, IA	14,465
St. Louis, MO (Olympic)	10,026
St. Louis, MO (Gravois)	5,313
St. Louis, MO (Morris)	1,678
St. Louis, MO (Keller)	5,733
St. Louis, MO (Southtowne)	7,929
Aurora, OH	12,409
Worthington, MN	2,194
Harrisburg, IL	5,703
Idaho Falls, ID (DDRC)	5,916
Mount Vernon, IL	12,045
Fenton, MO	3,824
Melbourne, FL	299
Simpsonville, SC	4,794
Camden, SC	7,191
Union, SC	5,623
N. Charleston, SC	11,607
S. Anderson, SC	4,510
Orangeburg, SC	2,879
Mt. Pleasant, SC	14,703
Sault St. Marie, MI	12,096
Cheboygan, MI	2,604
Walker, MI (Grand Rapids)	7,966
Detroit, MI	29,842
Houghton, MI	3,828
Bad Axe, MI	2,791
Gaylord, MI	6,451
Howell, MI	8,185
Mt. Pleasant, MI	10,281
Elyria, OH	2,530

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

Pensacola, FL	0	S/L 30	1988(C)
Cleveland, OH (West 65th)	0	S/L 30	1977(C)
Los Alamos, NM	0	S/L 30	1978(C)
Waynesville, NC	0	S/L 31.5	1993(A)
Pulaski, VA	0	S/L 31.5	1993(A)
St. Louis, MO (Sunset)	34,458	S/L 31.5	1998(A)
St. Louis, MO (Brentwood)	25,596	S/L 31.5	1998(A)
Cedar Rapids, IA	10,067	S/L 31.5	1998(A)
St. Louis, MO (Olympic)	3,529	S/L 31.5	1998(A)
St. Louis, MO (Gravois)	1,883	S/L 31.5	1998(A)
St. Louis, MO (Morris)	0	S/L 31.5	1998(A)
St. Louis, MO (Keller)	1,619	S/L 31.5	1998(A)
St. Louis, MO (Southtowne)	0	S/L 31.5	2004(C)
Aurora, OH	0	S/L 31.5	1995(C)
Worthington, MN	0	S/L 30	1977(C)
Harrisburg, IL	0	S/L 31.5	1994(A)
Idaho Falls, ID (DDRC)	0	S/L 31.5	1998(A)
Mount Vernon, IL	0	S/L 31.5	1993(A)
Fenton, MO	0	S/L 30	1983(A)
Melbourne, FL	0	S/L 30	1978(C)
Simpsonville, SC	0	S/L 31.5	1994(A)
Camden, SC	0	S/L 31.5	1993(A)
Union, SC	0	S/L 31.5	1993(A)
N. Charleston, SC	11,656	S/L 31.5	1993(A)
S. Anderson, SC	0	S/L 31.5	1994(A)
Orangeburg, SC	0	S/L 31.5	1995(A)
Mt. Pleasant, SC	0	S/L 31.5	1995(A)
Sault St. Marie, MI	2,487	S/L 31.5	1994(A)
Cheboygan, MI	0	S/L 31.5	1993(A)
Walker, MI (Grand Rapids)	8,573	S/L 31.5	1995(A)
Detroit, MI	2,922	S/L 31.5	1998(A)
Houghton, MI	0	S/L 30	1980(C)
Bad Axe, MI	0	S/L 31.5	1993(A)
Gaylord, MI	0	S/L 31.5	1993(A)
Howell, MI	0	S/L 31.5	1993(A)
Mt. Pleasant, MI	7,899	S/L 31.5	1993(A)
Elyria, OH	0	S/L 30	1977(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2004
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Accumulated
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Meridian, ID	24,591	31,779	0	21,669	44,657	66,326	4,150
Midvale, UT (Ft. Union I, II, III & Wingers)	25,662	56,759	0	23,180	53,941	77,121	11,805
Taylorsville, UT	24,327	53,686	0	28,698	73,796	102,494	13,634
Orem, UT	5,428	12,259	0	5,428	13,069	18,497	2,683
Logan, UT	774	1,651	0	774	1,664	2,438	346
ST. Lake City, UT (33rd)	986	2,132	0	986	2,137	3,123	445
Riverdale, UT	15,845	36,479	0	15,845	42,928	58,773	8,600
Bemidji, MN	442	8,229	500	442	10,697	11,139	6,976
Salt Lake City, UT	2,801	5,997	0	2,801	6,506	9,307	1,420
Ogden, UT	3,620	7,716	0	3,620	8,062	11,682	1,690
Las Vegas, NV (Maryland)	936	3,747	0	1,547	5,949	7,496	377
Birmingham, AL (Eastwood)	3,726	13,974	0	3,726	17,069	20,795	4,897
Birmingham, Al (Brook)	10,573	26,002	0	11,434	41,930	53,364	10,519
Brentwood, TN	4,981	17,703	0	4,981	19,266	24,247	2,682
Ormond Beach, FL	1,048	15,812	4	1,048	16,467	17,515	5,494
Cicero, NY (Bear Rd)	1,784	3,242	0	1,784	3,242	5,026	64
Buffalo, NY	2,341	8,995	0	2,341	8,995	11,336	196
West Seneca, NY	2,929	12,926	0	2,929	12,926	15,855	248
N. Tonawanda, NY	5,878	21,291	0	5,878	21,291	27,169	466
Amherst, NY	5,873	22,458	0	5,873	22,458	28,331	489
Jamestown, NY	155	4,849	0	155	4,849	5,004	107
Hamburg, NY	2,655	7,369	0	2,655	7,369	10,024	142
Ithaca, NY	9,198	42,969	0	9,198	42,969	52,167	809
Hamburg, NY	3,303	16,239	0	3,303	16,239	19,542	352
Lynchburg, VA	1,848	1,911	0	1,848	1,911	3,759	40
Depew, NY	5,017	16,867	0	5,017	16,867	21,884	321
Rochester, NY	9,323	15,757	0	9,323	15,757	25,080	350
Niagara, NY	894	6,699	0	894	6,699	7,593	147
West Seneca, NY	2,576	2,590	0	2,576	2,590	5,166	52
Tonawanda, NY	1,519	1,830	0	1,519	1,830	3,349	42
Orland Park, IL	10,430	13,081	0	10,430	13,081	23,511	251
Florence, KY	3,946	6,296	0	3,946	6,296	10,242	142
Hamburg, NY	4,071	17,142	0	4,071	17,142	21,213	372
Tonawanda, NY	3,061	6,887	0	3,061	6,887	9,948	135
Hamburg, NY	4,152	22,075	0	4,152	22,075	26,227	419
Columbus, OH (Consumer Square)	9,828	22,858	0	9,828	22,858	32,686	508
Louisville, KY (Outer Loop)	4,180	747	0	4,180	747	4,927	24
[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

Meridian, ID	62,176
Midvale, UT (Ft. Union I, II, III & Wingers)	65,316
Taylorsville, UT	88,860
Orem, UT	15,814
Logan, UT	2,092
ST. Lake City, UT (33rd)	2,678
Riverdale, UT	50,173
Bemidji, MN	4,163
Salt Lake City, UT	7,887
Ogden, UT	9,992
Las Vegas, NV (Maryland)	7,119
Birmingham, AL (Eastwood)	15,898
Birmingham, Al (Brook)	42,845
Brentwood, TN	21,565
Ormond Beach, FL	12,021
Cicero, NY (Bear Rd)	4,962
Buffalo, NY	11,140
West Seneca, NY	15,607
N. Tonawanda, NY	26,703
Amherst, NY	27,842
Jamestown, NY	4,897
Hamburg, NY	9,882
Ithaca, NY	51,358
Hamburg, NY	19,190
Lynchburg, VA	3,719
Depew, NY	21,563
Rochester, NY	24,730
Niagara, NY	7,446
West Seneca, NY	5,114
Tonawanda, NY	3,307
Orland Park, IL	23,260
Florence, KY	10,100
Hamburg, NY	20,841
Tonawanda, NY	9,813
Hamburg, NY	25,808
Columbus, OH (Consumer Square)	32,178
Louisville, KY (Outer Loop)	4,903

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

Meridian, ID	25,527	S/L 31.5	2001(C)
Midvale, UT (Ft. Union I, II, III & Wingers)	0	S/L 31.5	1998(A)
Taylorsville, UT	0	S/L 31.5	1998(A)
Orem, UT	0	S/L 31.5	1998(A)
Logan, UT	0	S/L 31.5	1998(A)
ST. Lake City, UT (33rd)	0	S/L 31.5	1998(A)
Riverdale, UT	8,980	S/L 31.5	1998(A)
Bemidji, MN	0	S/L 30	1977(C)
Salt Lake City, UT	0	S/L 31.5	1998(A)
Ogden, UT	0	S/L 31.5	1998(A)
Las Vegas, NV (Maryland)	0	S/L 31.5	2003(C)
Birmingham, AL (Eastwood)	0	S/L 31.5	1994(A)
Birmingham, Al (Brook)	27,646	S/L 31.5	1995(A)
Brentwood, TN	0	S/L 31.5	2000(A)
Ormond Beach, FL	0	S/L 31.5	1994(A)
Cicero, NY (Bear Rd)	0	S/L 31.5	2004(A)
Buffalo, NY	0	S/L 31.5	2004(A)
West Seneca, NY	0	S/L 31.5	2004(A)
N. Tonawanda, NY	0	S/L 31.5	2004(A)
Amherst, NY	0	S/L 31.5	2004(A)
Jamestown, NY	1,773	S/L 31.5	2004(A)
Hamburg, NY	0	S/L 31.5	2004(A)
Ithaca, NY	20,303	S/L 31.5	2004(A)
Hamburg, NY	0	S/L 31.5	2004(A)
Lynchburg, VA	0	S/L 31.5	2004(A)
Depew, NY	0	S/L 31.5	2004(A)
Rochester, NY	0	S/L 31.5	2004(A)
Niagara, NY	0	S/L 31.5	2004(A)
West Seneca, NY	0	S/L 31.5	2004(A)
Tonawanda, NY	0	S/L 31.5	2004(A)
Orland Park, IL	0	S/L 31.5	2004(A)
Florence, KY	0	S/L 31.5	2004(A)
Hamburg, NY	0	S/L 31.5	2004(A)
Tonawanda, NY	0	S/L 31.5	2004(A)
Hamburg, NY	0	S/L 31.5	2004(A)
Columbus, OH (Consumer Square)	14,322	S/L 31.5	2004(A)
Louisville, KY (Outer Loop)	0	S/L 31.5	2004(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2004
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Accumulated
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Frankfurt, KY (Eastwood)	2,307	8,546	0	2,307	8,546	10,853	191
Tampa, FL (Horizon Park)	12,112	11,277	0	12,112	11,277	23,389	253
Olean, NY	8,834	29,813	0	8,834	29,813	38,647	576
N. Charleston SC (N Charl Ctr)	5,146	5,990	0	5,146	5,990	11,136	142
Jacksonville, FL (Arlington Road)	4,672	5,085	0	4,672	5,085	9,757	120
West Long Branch, NJ (Monmouth)	14,131	51,982	0	14,131	51,982	66,113	980
Big Flats, NY (Big Flats I)	22,229	52,579	0	22,229	52,579	74,808	1,011
Hanover, PA	4,408	4,707	0	4,408	4,707	9,115	107
Mays Landing, NJ (Wrangelboro)	49,033	107,230	0	49,033	107,230	156,263	2,035
Plattsburgh, NY	10,734	34,028	0	10,734	34,028	44,762	660
Niagara Falls, NY	3,175	7,432	0	3,175	7,432	10,607	144
Williamsville, NY	5,021	6,768	0	5,021	6,768	11,789	130
Niagara Falls, NY	4,956	11,370	0	4,956	11,370	16,326	251
Amherst, NY	29,729	78,602	0	29,729	78,602	108,331	1,497
Greece, NY	3,901	4,922	0	3,901	4,922	8,823	96
Amherst, NY	2,618	6,157	0	2,618	6,157	8,775	117
Buffalo, NY (Elmwood)	6,010	19,044	0	6,010	19,044	25,054	361
Orange Park, FL (The Village)	1,929	5,476	0	1,929	5,476	7,405	106
Lakeland, FL (Highlands)	4,112	4,328	0	4,112	4,328	8,440	87
Lockport, NY	9,253	23,829	0	9,253	23,829	33,082	459
Cortland, NY	1,622	22,235	0	1,622	22,235	23,857	420
Rochester, NY (Hen-Jef)	7,156	7,581	0	7,156	7,581	14,737	150
Buffalo, NY (Delaware)	3,568	29,001	0	3,568	29,001	32,569	437
Amherst, NY (University Plaza)	3,909	14,134	0	3,909	14,134	18,043	271
Cheektowaga, NY (Thruway)	15,471	25,600	0	15,471	25,600	41,071	580
Walker, MI (Alpine Ave)	1,454	9,284	0	1,454	9,284	10,738	202
Toledo, OH	1,316	3,961	0	1,316	3,961	5,277	78
Amherst, NY	4,054	11,995	0	4,054	11,995	16,049	229
Erie, PA	2,175	13,286	0	2,175	13,286	15,461	288
New Hartford, NY	1,279	13,685	0	1,279	13,685	14,964	261
Niagara Falls, NY	2,784	3,872	0	2,784	3,872	6,656	90
Medina, NY	2,269	2,881	0	2,269	2,881	5,150	58
Tonawanda, NY (Sher/ Delaware)	5,090	14,874	0	5,090	14,874	19,964	286
Mays Landing, NJ (Hamilton)	36,224	56,949	0	36,224	56,949	93,173	1,078
Gates, NY	9,369	40,672	0	9,369	40,672	50,041	772
Lantana, FL	5,448	12,333	0	5,448	12,333	17,781	0
Rome, NY (Freedom)	4,565	5,078	0	4,565	5,078	9,643	120

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

Frankfurt, KY (Eastwood)	10,662
Tampa, FL (Horizon Park)	23,136
Olean, NY	38,071
N. Charleston SC (N Charl Ctr)	10,994
Jacksonville, FL (Arlington Road)	9,637
West Long Branch, NJ (Monmouth)	65,133
Big Flats, NY (Big Flats I)	73,797
Hanover, PA	9,008
Mays Landing, NJ (Wrangelboro)	154,228
Plattsburgh, NY	44,102
Niagara Falls, NY	10,463
Williamsville, NY	11,659
Niagara Falls, NY	16,075
Amherst, NY	106,834
Greece, NY	8,727
Amherst, NY	8,658
Buffalo, NY (Elmwood)	24,693
Orange Park, FL (The Village)	7,299
Lakeland, FL (Highlands)	8,353
Lockport, NY	32,623
Cortland, NY	23,437
Rochester, NY (Hen-Jef)	14,587
Buffalo, NY (Delaware)	32,132
Amherst, NY (University Plaza)	17,772
Cheektowaga, NY (Thruway)	40,491
Walker, MI (Alpine Ave)	10,536
Toledo, OH	5,199
Amherst, NY	15,820
Erie, PA	15,173
New Hartford, NY	14,703
Niagara Falls, NY	6,566
Medina, NY	5,092
Tonawanda, NY (Sher/ Delaware)	19,678
Mays Landing, NJ (Hamilton)	92,095
Gates, NY	49,269
Lantana, FL	17,781
Rome, NY (Freedom)	9,523

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

Frankfurt, KY (Eastwood)	0	S/L 31.5	2004(A)
Tampa, FL (Horizon Park)	0	S/L 31.5	2004(A)
Olean, NY	5,034	S/L 31.5	2004(A)
N. Charleston SC (N Charl Ctr)	10,831	S/L 31.5	2004(A)
Jacksonville, FL (Arlington Road)	0	S/L 31.5	2004(A)
West Long Branch, NJ (Monmouth)	15,394	S/L 31.5	2004(A)
Big Flats, NY (Big Flats I)	17,683	S/L 31.5	2004(A)
Hanover, PA	0	S/L 31.5	2004(A)
Mays Landing, NJ (Wrangelboro)	52,174	S/L 31.5	2004(A)
Plattsburgh, NY	11,489	S/L 31.5	2004(A)
Niagara Falls, NY	0	S/L 31.5	2004(A)
Williamsville, NY	0	S/L 31.5	2004(A)
Niagara Falls, NY	0	S/L 31.5	2004(A)
Amherst, NY	27,648	S/L 31.5	2004(A)
Greece, NY	0	S/L 31.5	2004(A)
Amherst, NY	0	S/L 31.5	2004(A)
Buffalo, NY (Elmwood)	0	S/L 31.5	2004(A)
Orange Park, FL (The Village)	0	S/L 31.5	2004(A)
Lakeland, FL (Highlands)	0	S/L 31.5	2004(A)
Lockport, NY	13,767	S/L 31.5	2004(A)
Cortland, NY	0	S/L 31.5	2004(A)
Rochester, NY (Hen-Jef)	0	S/L 31.5	2004(A)
Buffalo, NY (Delaware)	1,254	S/L 31.5	2004(A)
Amherst, NY (University Plaza)	0	S/L 31.5	2004(A)
Cheektowaga, NY (Thruway)	5,238	S/L 31.5	2004(A)
Walker, MI (Alpine Ave)	0	S/L 31.5	2004(A)
Toledo, OH	0	S/L 31.5	2004(A)
Amherst, NY	5,516	S/L 31.5	2004(A)
Erie, PA	0	S/L 31.5	2004(A)
New Hartford, NY	0	S/L 31.5	2004(A)
Niagara Falls, NY	0	S/L 31.5	2004(A)
Medina, NY	4,092	S/L 31.5	2004(A)
Tonawanda, NY (Sher/ Delaware)	0	S/L 31.5	2004(A)
Mays Landing, NJ (Hamilton)	16,562	S/L 31.5	2004(A)
Gates, NY	25,039	S/L 31.5	2004(A)
Lantana, FL	4,828	S/L 31.5	2004(A)
Rome, NY (Freedom)	4,703	S/L 31.5	2004(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2004
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Accumulated
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Englewood, FL	2,172	2,983	0	2,172	2,983	5,155	8
Utica, NY	2,869	14,621	0	2,869	14,621	17,490	282
Hamburg, NY (Milestrip)	2,527	14,711	0	2,527	14,711	17,238	318
Mooresville, NC	14,633	34,373	0	14,633	34,373	49,006	663
Alden, NY	4,547	3,926	0	4,547	3,926	8,473	77
Amherst, NY (Sheridan/ Harlem)	2,620	2,554	0	2,620	2,554	5,174	58
Indian Trail, NC	3,172	7,075	0	3,172	7,075	10,247	136
Dewitt, NY	1,140	6,756	0	1,140	6,756	7,896	128
Chili, NY	2,143	8,109	0	2,143	8,109	10,252	157
Ashtabula, OH	1,444	9,912	0	1,444	9,912	11,356	187
Irondequoit, NY (Ridgeview)	4,163	2,502	0	4,163	2,502	6,665	50
Springville, NY	1,454	9,835	0	1,454	9,835	11,289	188
Niskayuna, NY	20,297	51,155	0	20,297	51,155	71,452	971
Dansville, NY	2,806	4,905	0	2,806	4,905	7,711	95
Canandaigua, NY	5,132	5,073	0	5,132	5,073	10,205	14
Dewitt, NY (Dewitt Commons)	9,738	26,351	0	9,738	26,351	36,089	578
Victor, NY	2,374	6,433	0	2,374	6,433	8,807	87
Alamosa, CO	161	1,034	211	161	1,227	1,388	840
Wilmington, NC	4,785	16,852	1,183	4,287	30,746	35,033	10,252
Berlin, VT	859	10,948	24	866	13,818	14,684	6,857
Brainerd, MN	703	9,104	272	1,182	13,987	15,169	5,252
Spring Hill, FL	1,084	4,816	266	2,096	10,858	12,954	3,654
Tiffin, OH	432	5,908	435	432	9,249	9,681	4,002
Broomfield, CO (Flatiron Gard)	23,681	31,809	0	13,841	42,540	56,381	1,408
Denver, CO (Centennial)	7,833	35,550	0	7,833	51,744	59,577	10,947
Dickinson, ND	57	6,864	355	51	7,768	7,819	6,858
West Pasco, FL	1,422	6,552	9	1,358	6,490	7,848	3,917
Marianna, FL	1,496	3,500	130	1,496	3,665	5,161	1,684
Hutchinson, MN	402	5,510	657	427	6,758	7,185	5,149
New Bern, NC	780	8,204	72	441	5,181	5,622	2,068
Princeton, NJ	7,121	29,783	0	7,121	34,391	41,512	6,885
Princeton, NJ (Pavilion)	6,327	44,466	0	6,327	44,702	51,029	5,877
Ft. Worth, TX (Fossil Creek)	4,330	4,900	0	4,424	5,010	9,434	430
Wichita, KS (Eastgate)	5,058	11,362	0	5,222	11,755	16,977	1,026
Russellville, AR	624	13,391	0	624	13,694	14,318	4,641
N. Little Rock, AR	907	17,160	0	907	18,829	19,736	4,807
Ottumwa, IA	338	8,564	103	321	16,103	16,424	4,807

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

Englewood, FL	5,147
Utica, NY	17,208
Hamburg, NY (Milestrip)	16,920
Mooresville, NC	48,343
Alden, NY	8,396
Amherst, NY (Sheridan/ Harlem)	5,116
Indian Trail, NC	10,111
Dewitt, NY	7,768
Chili, NY	10,095
Ashtabula, OH	11,169
Irondequoit, NY (Ridgeview)	6,615
Springville, NY	11,101
Niskayuna, NY	70,481
Dansville, NY	7,616
Canandaigua, NY	10,191
Dewitt, NY (Dewitt Commons)	35,511
Victor, NY	8,720
Alamosa, CO	548
Wilmington, NC	24,781
Berlin, VT	7,827
Brainerd, MN	9,917
Spring Hill, FL	9,300
Tiffin, OH	5,679
Broomfield, CO (Flatiron Gard)	54,973
Denver, CO (Centennial)	48,630
Dickinson, ND	961
West Pasco, FL	3,931
Marianna, FL	3,477
Hutchinson, MN	2,036
New Bern, NC	3,554
Princeton, NJ	34,627
Princeton, NJ (Pavilion)	45,152
Ft. Worth, TX (Fossil Creek)	9,004
Wichita, KS (Eastgate)	15,951
Russellville, AR	9,677
N. Little Rock, AR	14,929
Ottumwa, IA	11,617

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

Englewood, FL	2,255	S/L 31.5	2004(A)
Utica, NY	0	S/L 31.5	2004(A)
Hamburg, NY (Milestrip)	0	S/L 31.5	2004(A)
Mooresville, NC	24,032	S/L 31.5	2004(A)
Alden, NY	4,563	S/L 31.5	2004(A)
Amherst, NY (Sheridan/ Harlem)	0	S/L 31.5	2004(A)
Indian Trail, NC	7,002	S/L 31.5	2004(A)
Dewitt, NY	0	S/L 31.5	2004(A)
Chili, NY	0	S/L 31.5	2004(A)
Ashtabula, OH	6,969	S/L 31.5	2004(A)
Irondequoit, NY (Ridgeview)	0	S/L 31.5	2004(A)
Springville, NY	6,492	S/L 31.5	2004(A)
Niskayuna, NY	26,310	S/L 31.5	2004(A)
Dansville, NY	0	S/L 31.5	2004(A)
Canandaigua, NY	6,087	S/L 31.5	2004(A)
Dewitt, NY (Dewitt Commons)	0	S/L 31.5	2004(A)
Victor, NY	6,689	S/L 31.5	2004(A)
Alamosa, CO	0	S/L 30	1986(C)
Wilmington, NC	21,192	S/L 31.5	1989(C)
Berlin, VT	4,940	S/L 30	1986(C)
Brainerd, MN	75	S/L 31.5	1991(A)
Spring Hill, FL	5,312	S/L 30	1988(C)
Tiffin, OH	0	S/L 30	1980(C)
Broomfield, CO (Flatiron Gard)	0	S/L 31.5	2003(A)
Denver, CO (Centennial)	38,395	S/L 31.5	1997(C)
Dickinson, ND	0	S/L 30	1978(C)
West Pasco, FL	4,784	S/L 30	1986(C)
Marianna, FL	0	S/L 31.5	1990(C)
Hutchinson, MN	0	S/L 30	1981(C)
New Bern, NC	0	S/L 31.5	1989(C)
Princeton, NJ	26,057	S/L 31.5	1998(A)
Princeton, NJ (Pavilion)	24,998	S/L 31.5	2000(C)
Ft. Worth, TX (Fossil Creek)	0	S/L 31.5	2002(A)
Wichita, KS (Eastgate)	0	S/L 31.5	2002(A)
Russellville, AR	0	S/L 31.5	1994(A)
N. Little Rock, AR	0	S/L 31.5	1994(A)
Ottumwa, IA	0	S/L 31.5	1990(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2004
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Accumulated
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Washington, NC	991	3,118	34	878	4,399	5,277	1,702
Leawood, KS	13,002	69,086	0	13,002	69,802	82,804	3,978
Littleton, CO	12,249	50,709	0	12,249	50,709	62,958	3,530
Durham, NC	2,210	11,671	278	2,210	13,280	15,490	6,086
San Antonio, TX (N. Bandera)	3,475	37,327	0	3,475	37,366	40,841	2,993
Crystal River, FL	1,217	5,796	365	1,219	7,641	8,860	4,049
Bellefontaine, OH	998	3,221	0	998	5,544	6,542	1,030
Dublin, OH (Perimeter Center)	3,609	11,546	0	3,609	11,740	15,349	2,587
Hamilton, OH	495	1,618	0	495	1,618	2,113	346
Pataskala, OH	514	1,679	0	514	1,707	2,221	361
Pickerington, OH	1,896	6,086	0	1,896	6,332	8,228	1,318
Barboursville, WV	431	1,417	2	431	1,631	2,062	309
Columbus, OH (Easton Market)	11,087	44,494	0	11,866	47,823	59,689	9,887
Irving, TX	632	3,432	0	631	3,638	4,269	462
Houston, TX (Commerce Park)	668	3,683	0	668	3,746	4,414	449
Irving, TX (Gateway-5)	687	4,029	0	686	4,290	4,976	610
Arlington, TX (Meridian Street)	322	1,311	0	322	1,313	1,635	150
Dallas, TX (Northgate)	1,160	5,907	0	1,158	6,109	7,267	799
Houston, TX (Plaza Southwest)	919	4,800	0	918	5,139	6,057	722
Houston, TX (Westchase Park)	432	2,156	0	431	2,356	2,787	294
Menomenee Falls, WI (Northwest)	872	4,328	0	871	4,425	5,296	518
Denver, CO (Tamarac Square Mall)	2,990	12,252	0	2,987	13,506	16,493	1,941
Dallas, TX (Carpenter Center)	529	1,239	0	529	1,288	1,817	171
Grand Prairie, TX (Carrier Place)	585	3,126	0	585	3,524	4,109	335
Grapevine, TX (DFW North)	395	3,089	0	395	3,269	3,664	474
Dallas, TX (Northgate)	1,179	9,833	0	1,178	10,441	11,619	1,221
Plano, TX (Parkway Tech Center)	482	3,366	0	482	3,644	4,126	452
Dallas, TX (Shady Trail Business)	529	1,890	0	529	1,980	2,509	242
Dallas, TX (Valley View Commerce)	1,795	5,028	0	1,793	6,119	7,912	932
Carrollton, TX (Valwood)	356	1,996	0	355	2,043	2,398	241
Houston, TX (Commerce Center)	4,624	8,423	0	4,619	9,439	14,058	1,321
Chelmsford, MA (Apollo Drive)	8,124	26,760	0	8,116	26,813	34,929	3,045
St. Louis, MO (1881 Pine Street)	827	7,485	0	827	7,862	8,689	1,156
Phoenix, AZ (Gateway West)	2,107	10,104	0	2,105	10,414	12,519	1,229
Daytona Beach, FL (Volusia Point)	3,838	4,485	0	3,834	4,586	8,420	541
Norfolk, VA (Norfolk Commerce)	2,293	19,493	0	2,291	20,916	23,207	2,730
Twinsburg, OH (Heritage Business)	254	1,623	0	254	1,625	1,879	185

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

Washington, NC	3,575
Leawood, KS	78,826
Littleton, CO	59,428
Durham, NC	9,404
San Antonio, TX (N. Bandera)	37,848
Crystal River, FL	4,811
Bellefontaine, OH	5,512
Dublin, OH (Perimeter Center)	12,762
Hamilton, OH	1,767
Pataskala, OH	1,860
Pickerington, OH	6,910
Barboursville, WV	1,753
Columbus, OH (Easton Market)	49,802
Irving, TX	3,807
Houston, TX (Commerce Park)	3,965
Irving, TX (Gateway-5)	4,366
Arlington, TX (Meridian Street)	1,485
Dallas, TX (Northgate)	6,468
Houston, TX (Plaza Southwest)	5,335
Houston, TX (Westchase Park)	2,493
Menomenee Falls, WI (Northwest)	4,778
Denver, CO (Tamarac Square Mall)	14,552
Dallas, TX (Carpenter Center)	1,646
Grand Prairie, TX (Carrier Place)	3,774
Grapevine, TX (DFW North)	3,190
Dallas, TX (Northgate)	10,398
Plano, TX (Parkway Tech Center)	3,674
Dallas, TX (Shady Trail Business)	2,267
Dallas, TX (Valley View Commerce)	6,980
Carrollton, TX (Valwood)	2,157
Houston, TX (Commerce Center)	12,737
Chelmsford, MA (Apollo Drive)	31,884
St. Louis, MO (1881 Pine Street)	7,533
Phoenix, AZ (Gateway West)	11,290
Daytona Beach, FL (Volusia Point)	7,879
Norfolk, VA (Norfolk Commerce)	20,477
Twinsburg, OH (Heritage Business)	1,694

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

Washington, NC	0	S/L 31.5	1990(C)
Leawood, KS	51,435	S/L 31.5	1998(A)
Littleton, CO	0	S/L 31.5	2002(C)
Durham, NC	7,225	S/L 31.5	1990(C)
San Antonio, TX (N. Bandera)	25,000	S/L 31.5	2002(A)
Crystal River, FL	0	S/L 31.5	1986(C)
Bellefontaine, OH	2,481	S/L 30	1998(A)
Dublin, OH (Perimeter Center)	9,455	S/L 31.5	1998(A)
Hamilton, OH	0	S/L 31.5	1998(A)
Pataskala, OH	0	S/L 31.5	1998(A)
Pickerington, OH	4,298	S/L 31.5	1998(A)
Barboursville, WV	0	S/L 31.5	1998(A)
Columbus, OH (Easton Market)	0	S/L 31.5	1998(A)
Irving, TX	0	S/L 31.5	2001(A)
Houston, TX (Commerce Park)	0	S/L 31.5	2001(A)
Irving, TX (Gateway-5)	0	S/L 31.5	2001(A)
Arlington, TX (Meridian Street)	0	S/L 31.5	2001(A)
Dallas, TX (Northgate)	0	S/L 31.5	2001(A)
Houston, TX (Plaza Southwest)	0	S/L 31.5	2001(A)
Houston, TX (Westchase Park)	0	S/L 31.5	2001(A)
Menomenee Falls, WI (Northwest)	0	S/L 31.5	2001(A)
Denver, CO (Tamarac Square Mall)	0	S/L 31.5	2001(A)
Dallas, TX (Carpenter Center)	0	S/L 31.5	2001(A)
Grand Prairie, TX (Carrier Place)	0	S/L 31.5	2001(A)
Grapevine, TX (DFW North)	0	S/L 31.5	2001(A)
Dallas, TX (Northgate)	0	S/L 31.5	2001(A)
Plano, TX (Parkway Tech Center)	0	S/L 31.5	2001(A)
Dallas, TX (Shady Trail Business)	0	S/L 31.5	2001(A)
Dallas, TX (Valley View Commerce)	0	S/L 31.5	2001(A)
Carrollton, TX (Valwood)	0	S/L 31.5	2001(A)
Houston, TX (Commerce Center)	0	S/L 31.5	2001(A)
Chelmsford, MA (Apollo Drive)	27,985	S/L 31.5	2001(A)
St. Louis, MO (1881 Pine Street)	0	S/L 31.5	2001(A)
Phoenix, AZ (Gateway West)	0	S/L 31.5	2001(A)
Daytona Beach, FL (Volusia Point)	0	S/L 31.5	2001(A)
Norfolk, VA (Norfolk Commerce)	0	S/L 31.5	2001(A)
Twinsburg, OH (Heritage Business)	0	S/L 31.5	2001(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2004
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &		Accumulated
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation

Houston, TX (Technipark Ten)	873	3,141	0	872	3,296	4,168	417
Phoenix, AZ (Washington Business)	2,022	7,456	0	2,020	7,641	9,661	912
Chesapeake, VA (Greenbrier Circle)	1,878	14,039	0	1,876	15,273	17,149	1,752
Chesapeake, VA (Greenbrier Tech)	965	5,898	0	964	6,446	7,410	820
Silver Springs, MD (Tech Center 29-1)	7,484	20,980	0	7,476	22,756	30,232	2,682
Orlando, FL (Winter Park)	2,017	8,207	0	2,014	8,436	10,450	1,148
Portfolio Balance (DDR)	136,760	303,861	0	136,760	303,861	440,621	10,460

	$1,375,515	$3,916,364	$10,173	$1,346,625	$4,256,799	$5,603,424	$568,231

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total Cost,
Net of
Accumulated
Depreciation

Houston, TX (Technipark Ten)	3,751
Phoenix, AZ (Washington Business)	8,749
Chesapeake, VA (Greenbrier Circle)	15,397
Chesapeake, VA (Greenbrier Tech)	6,590
Silver Springs, MD (Tech Center 29-1)	27,550
Orlando, FL (Winter Park)	9,302
Portfolio Balance (DDR)	430,161
$5,035,193

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Depreciable	Date of
		Lives	Construction (C)
	Encumbrances	(Years) (1)	Acquisition (A)

Houston, TX (Technipark Ten)	0	S/L 31.5	2001(A)
Phoenix, AZ (Washington Business)	0	S/L 30	2001(A)
Chesapeake, VA (Greenbrier Circle)	0	S/L 31.5	2001(A)
Chesapeake, VA (Greenbrier Tech)	0	S/L 31.5	2001(A)
Silver Springs, MD (Tech Center 29-1)	10,349	S/L 31.5	2001(A)
Orlando, FL (Winter Park)	0	S/L 31.5	2001(A)
Portfolio Balance (DDR)	56,185	S/L 31.5
	$1,072,779

(1)	S/ L refers to straight-line depreciation

(B)	The Aggregate Cost for Federal Income Tax purposes was approximately $5.5 billion at December 31, 2004.

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2004
(In thousands)

     The changes in Total Real Estate Assets for the three years ended December 31, 2004 are as follows:

	2004	2003	2002

Balance, beginning of year	$3,884,911	$2,804,056	$2,493,665
Acquisitions and transfers from joint ventures	2,170,793	1,363,636	298,592
Developments, improvements and expansions	243,929	20,081	95,146
Changes in land under development and construction in progress	(7,011)	119,485	(11,121)
Sales, retirements and transfers to joint ventures	(689,198)	(422,347)	(72,225)

Balance, end of year	$5,603,424	$3,884,911	$2,804,057

      The changes in Accumulated Depreciation and Amortization for the three years ended December 31, 2004 are as follows:

	2004	2003	2002

Balance, beginning of year	$458,213	$408,792	$351,709
Depreciation for year	132,647	95,219	76,658
Sales and retirements	(22,629)	(45,797)	(19,575)

Balance, end of year	568,231	458,214	408,792