Form 10-Q
period 2005-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2005-05-10
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 2, 2005, the registrant had 108,572,218 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — Unaudited

Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.

Condensed Consolidated Statements of Operations for the Three Month Periods ended March 31, 2005 and 2004.

Condensed Consolidated Statements of Cash Flows for the Three Month Periods ended March 31, 2005 and 2004.

Notes to Condensed Consolidated Financial Statements.
Exhibit 31.1 302 Certification-CEO
Exhibit 31.2 302 Certification-CFO
Exhibit 32.1 906 Certification-CEO
Exhibit 32.2 906 Certification-CFO

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004
Assets
Real estate rental property:
Land	$1,517,345	$1,238,242
Buildings	4,665,360	3,998,972
Fixtures and tenant improvements	135,770	120,350
Construction in progress	267,264	245,860

	6,585,739	5,603,424
Less accumulated depreciation	(596,521)	(568,231)

Real estate, net	5,989,218	5,035,193
Cash and cash equivalents	51,428	49,871
Investments in and advances to joint ventures	291,468	288,020
Notes receivable	17,890	17,823
Deferred charges, net	16,601	14,159
Other assets	170,619	178,481

	$6,537,224	$5,583,547

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Fixed rate notes	$1,219,558	$1,220,143
Variable rate term debt	200,000	350,000
Revolving credit facilities	440,000	60,000

	1,859,558	1,630,143
Mortgage and other secured indebtedness	1,743,113	1,088,547

Total indebtedness	3,602,671	2,718,690

Accounts payable and accrued expenses	107,850	103,256
Dividends payable	65,589	62,089
Other liabilities	103,363	89,258

	3,879,473	2,973,293

Minority equity interest	23,046	23,666
Operating partnership minority interests	32,269	32,269

	3,934,788	3,029,228

Commitments and contingencies
Shareholders’ equity:
Class F – 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	150,000	150,000
Class G – 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	180,000	180,000
Class H – 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	205,000	205,000
Class I – 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 340,000 shares authorized; 340,000 shares issued and outstanding at March 31, 2005 and December 31, 2004	170,000	170,000
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 108,614,957 and 108,521,763 shares issued at March 31, 2005 and December 31, 2004, respectively	10,862	10,852
Paid-in-capital	1,938,480	1,933,433
Accumulated distributions in excess of net income	(59,154)	(92,290)
Deferred obligation	11,633	10,265
Accumulated other comprehensive income	9,611	326
Less: Unearned compensation – restricted stock	(13,163)	(5,415)
Common stock in treasury at cost: 46,581 and 439,166 shares at March 31, 2005 and December 31, 2004, respectively	(833)	(7,852)

	2,602,436	2,554,319

	$6,537,224	$5,583,547

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2005	2004
Revenues from operations:
Minimum rents	$128,846	$87,508
Percentage and overage rents	2,033	1,728
Recoveries from tenants	38,335	25,443
Ancillary income	1,820	764
Other property related income	1,091	898
Management fee income	4,292	3,111
Development fee income	488	191
Other	2,143	3,539

	179,048	123,182

Rental operation expenses:
Operating and maintenance	25,131	16,022
Real estate taxes	21,668	15,342
General and administrative	13,643	10,444
Depreciation and amortization	41,397	24,800

	101,839	66,608

Other income (expense):
Interest income	1,009	1,360
Interest expense	(41,964)	(24,710)
Other expense	(300)	(20)

	(41,255)	(23,370)
Income before equity in net income of joint ventures, minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	35,954	33,204
Equity in net income of joint ventures	6,510	18,221

Income before minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	42,464	51,425
Minority interests:
Minority equity interests	(677)	(573)
Operating partnership minority interests	(729)	(572)

	(1,406)	(1,145)
Income tax of taxable REIT subsidiaries and franchise taxes	(167)	(671)

Income from continuing operations	40,891	49,609
Discontinued operations:
Income from discontinued operations	—	501
Loss on disposition of real estate	—	(693)

Loss from discontinued operations	—	(192)

Income before gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	40,891	49,417
Gain on disposition of real estate, net of tax	64,659	4,370

Income before cumulative effect of adoption of a new accounting standard	105,550	53,787
Cumulative effect of adoption of a new accounting standard	—	(3,001)

Net income	$105,550	$50,786

Net income applicable to common shareholders	$91,758	$40,182

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.85	$0.50
Loss from discontinued operations	—	—
Cumulative effect of adoption of a new accounting standard	—	(0.03)

Net income applicable to common shareholders	$0.85	$0.47

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.84	$0.49
Loss from discontinued operations	—	—
Cumulative effect of adoption of a new accounting standard	—	(0.03)

Net income applicable to common shareholders	$0.84	$0.46

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands)
(Unaudited)

	2005	2004
Net cash flow provided by operating activities	$92,476	$48,916

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(512,203)	(43,746)
Decrease in restricted cash	—	94,540
Proceeds from sale and refinancing of joint venture interests	—	17,023
Investments in and advances to joint ventures, net	(11,339)	(10,229)
(Repayment of) proceeds from notes receivable	(66)	1,920
Advances to affiliates	(7,861)	(1,000)
Proceeds from disposition of real estate	283,893	18,866

Net cash flow (used for) provided by investing activities	(247,576)	77,374

Cash flow from financing activities:
Proceeds from (repayment of) revolving credit facilities, net	380,000	(84,000)
Repayment of term loans	(150,000)	(150,000)
Proceeds from construction loans and mortgages	5,114	2,119
Proceeds from issuance of medium term notes, net of underwriting commissions and $85 of offering expenses	—	272,291
Principal payments on rental property debt and term loans	(9,440)	(109,922)
Payment of deferred finance costs	(3,890)	(168)
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	4,506	5,276
Distributions to preferred and operating partnership minority interests	(719)	(519)
Dividends paid	(68,914)	(50,377)

Net cash flow provided by (used for) financing activities	156,657	(115,300)

Increase in cash and cash equivalents	1,557	10,990
Cash and cash equivalents, beginning of period	49,871	11,693

Cash and cash equivalents, end of period	$51,428	$22,683

Supplemental disclosure of non-cash investing and financing activities:

For the three months ended March 31, 2005, in conjunction with the acquisition of 15 assets, the Company assumed mortgage debt at a fair value of approximately $673.2 and other liabilities of approximately $4.4 million. At March 31, 2005, dividends payable were $65.6 million. Included in other assets and debt is approximately $1.2 million, which represents the fair value of the Company’s reverse interest rate swaps at March 31, 2005. In January 2005, in accordance with a performance units plan, the Company issued 200,000 restricted shares to the Chairman and Chief Executive Officer, of which 30,000 shares vested, as of the date of issuance. The remaining 170,000 shares will vest in 2006 through 2009. The foregoing transactions did not provide for or require the use of cash for the three month period ended March 31, 2005.

At March 31, 2004, dividends payable were $43.7 million. In 2004, in conjunction with stock for stock option exercises, the Company recorded $1.9 million to deferred obligation. The deferred obligation represent the portion of the common shares issuable upon exercise that were not currently issued but rather deferred pursuant to a deferral plan for which the Company maintains a separate trust. In connection with the adoption of FIN 46, the Company consolidated real estate assets, net of $26.4 million and a mortgage payable of $20.0 million. In connection with the acquisitions of its partner’s 50% interest in a shopping center, the Company acquired a property with a book value of $63.6 million and assumed debt of $47.0 million. Other liabilities include approximately $0.5 million, which represents the fair value of the Company’s fixed rate interest rate swaps. Included in other assets and debt is approximately $5.8 million, which represents the fair value of the Company’s reverse interest rate swaps. The foregoing transactions did not provide for or require the use of cash.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

Notes to Condensed Consolidated Financial Statements

1. NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION

     Developers Diversified Realty Corporation, related real estate joint ventures and subsidiaries (collectively the “Company” or “DDR”), are engaged in the business of acquiring, expanding, owning, developing, redeveloping, leasing, managing and operating shopping centers and business centers. In January 2005, the Company completed the acquisition of 15 Puerto Rican retail real estate assets from Caribbean Property Group, LLC and its related entities (“CPG”), at an aggregate cost of approximately $1.15 billion. The Company accounted for the acquisition of assets utilizing the purchase method of accounting. The amounts reported are based on the Company’s preliminary purchase price allocation and certain estimates. As a result, the purchase price allocation is preliminary and subject to change.

Reclassifications

     Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

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

Unaudited Interim Financial Statements

     The Company consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity, as defined in FIN No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). The Company also consolidates entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Company does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.

     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

New Accounting Standards

Stock Based Compensation – SFAS 123R

     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” Public companies with calendar year-ends would be required to adopt the provisions of the standard effective for fiscal years beginning after June 15, 2005, rather than periods beginning after January 1, 2005. The Company is currently evaluating the effects of this proposed standard, but does not expect it to materially impact its financial position, results of operations, cash flows or its future compensation strategies.

Comprehensive Income

     Comprehensive income (in thousands) for the three month periods ended March 31, 2005 and 2004 was $114,835 and $50,861, respectively.

Stock Based Compensation

     The Company applies APB 25, “Accounting for Stock Issued to Employees,” in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Assuming application of the fair value method pursuant to SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, the compensation cost, which is required to be charged against income for all plans, was $1.4 million for both the three months ended March 31, 2005 and 2004 (in thousands, except per share amounts).

	Three Month Periods
	Ended March 31,
	2005	2004
Net income, as reported	$105,550	$50,786
Add: Stock-based employee compensation included in reported net income	1,124	1,289
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,434)	(1,432)

	$105,240	$50,643

Earnings Per Share:
Basic – as reported	$0.85	$0.47
Basic – pro forma	$0.85	$0.46
Diluted – as reported	$0.84	$0.46
Diluted – pro forma	$0.84	$0.46

2. EQUITY INVESTMENTS IN JOINT VENTURES

     At March 31, 2005 and December 31, 2004, the Company had ownership interests in various joint ventures, which owned 111 and 103 shopping center properties, respectively, and 60 and 63 shopping center sites, respectively, formerly owned by Service Merchandise Company, Inc.

     Combined condensed financial information of the Company’s joint venture investments is as follows (in thousands):

	March 31,	December 31,
	2005	2004
Combined Balance Sheets:
Land	$888,074	$798,852
Buildings	2,506,015	2,298,424
Fixtures and tenant improvements	48,514	42,922
Construction in progress	29,702	25,151

	3,472,305	3,165,349
Less: accumulated depreciation	(160,685)	(143,170)

Real estate, net	3,311,620	3,022,179
Receivables, net	65,029	68,596
Leasehold interests	27,198	26,727
Other assets	115,681	96,264

	$3,519,528	$3,213,766

Mortgage debt	$2,060,079	$1,803,420
Amounts payable to DDR	28,912	20,616
Amounts payable to other partners	46,507	46,161
Other liabilities	79,176	75,979

	2,214,674	1,946,176
Accumulated equity	1,304,854	1,267,590

	$3,519,528	$3,213,766

Company’s share of accumulated equity (1)	$263,107	$257,944

	Three Month Periods
	Ended March 31,
	2005	2004
Combined Statements of Operations:
Revenues from operations	$104,518	$74,437

Rental operation expenses	36,772	25,454
Depreciation and amortization expense of real estate investments	19,725	10,591
Interest expense	25,963	18,045

	82,460	54,090

Income before gain (loss) on sale of real estate and discontinued Operations	22,058	20,347
Gain (loss) on sale of real estate	303	(14)

Income from continuing operations	22,361	20,333

Discontinued operations:
Gain (loss) from discontinued operations	323	(309)
Gain on sale of real estate, net of tax	1,001	24,024

Net income	$23,685	$44,048

Company’s share of equity in net income of joint ventures (2)	$6,494	$18,301

(1)	The difference between the Company’s share of accumulated equity and the advances to and investments in joint ventures recorded on the Company’s condensed consolidated balance sheets primarily result from the basis differentials, as described below, deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the joint venture investments.

(2)	For the three month period ended March 31, 2004, the difference between the $18.3 million of the Company’s share of equity in net income of joint ventures reflected above and the $18.2 million of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is attributable to additional depreciation associated with basis differentials and differences in gain (loss) on sale of certain assets due to the basis differentials. The difference for the three months ended March 31, 2005 is not significant. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their share of the historical cost of the net assets of the joint venture. Basis differentials also occur when the Company acquires assets from joint ventures or contributes assets to joint ventures.

     Service fees earned by the Company through management, acquisition and financing fees, leasing and development activities performed related to the Company’s joint ventures are as follows (in millions):

	Three Month Periods
	Ended March 31,
	2005	2004
Management fees	$3.6	$2.6
Development fees and leasing commissions	0.9	0.3
Interest income	0.4	0.6
Acquisition and financing fees	1.4	—

MDT Joint Venture

     During the first quarter of 2005, the Company sold nine properties to the MDT Joint Venture for approximately $284.2 million and recognized gains totaling $62.6 million and deferred a gain of approximately $10.6 million relating to the Company’s effective 14.5% interest in the MDT Joint Venture. The Company has been engaged to perform all day-to-day operations of the properties and will receive its share of ongoing fees for property management, leasing and construction management, plus periodic fees for financing and due diligence.

3. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION

     In January 2005, the Company completed the acquisition of 15 Puerto Rican retail real estate assets from CPG for approximately $1.15 billion. The financing for the transaction was provided by the assumption of approximately $660 million of existing debt and line of credit borrowings on the Company’s $1.0 billion senior unsecured credit facility and the application of a $30 million deposit funded in 2004.

     In March 2004, the Company entered into an agreement to purchase interests in 110 retail real estate assets with approximately 18.8 million square feet of GLA from Benderson Development Company, Inc. and related entities (“Benderson”). The purchase price of the assets, including associated expenses, was approximately $2.3 billion, less assumed debt and the value of a 2% equity interest in certain assets initially valued at approximately $16.2 million, which are classified as operating partnership minority interests on the Company’s consolidated balance sheet. At March 31,

2005, the book value of this interest is $14.2 million as certain of these assets were sold to a joint venture with Prudential Real Estate Investors.

     The Company completed the purchase of 107 properties (of which 93 were purchased by the Company and 14 were purchased directly by the MDT Joint Venture) at various dates commencing May 14, 2004 through December 21, 2004. The remaining three properties will not be acquired.

     The Company funded the transaction through a combination of new debt financing of approximately $450 million, net proceeds of approximately $164.2 million from the issuance of 6.8 million cumulative preferred shares, net proceeds of approximately $491 million from the issuance of 15.0 million common shares, asset transfers to the MDT Joint Venture which generated net proceeds of approximately $194.3 million (Note 2), line of credit borrowings and assumed debt. With respect to the assumed debt, the fair value was approximately $400 million, which included an adjustment of approximately $30 million to increase its stated principal balance, based on rates for debt with similar terms and remaining maturities as of May 2004. The Company entered into this transaction to acquire the largest, privately owned retail shopping center portfolio in markets where the Company previously did not have a strong presence.

     Benderson also entered into a five-year master lease for vacant space that was either covered by a letter of intent as of the closing date or a new lease with respect to which the tenant had not begun to pay rent as of the closing date. During the five-year master lease, Benderson agreed to pay the rent for such vacant space, until each applicable tenant’s rent commencement date. The Company recorded the master lease receivable as part of the purchase price allocation. At March 31, 2005, the master lease receivable from Benderson aggregated $3.3 million.

     The following supplemental pro forma operating data is presented for the three month period ended March 31, 2005 as if the acquisition of properties from CPG was completed on January 1, 2005. The following supplemental pro forma operating data is presented for the three month period ended March 31, 2004, as if the acquisition of assets from Benderson and related financing and the acquisition of properties from CPG and the common share offering completed in December 2004 were completed on January 1, 2004.

     The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. The Company accounted for or will account for the acquisition of assets utilizing the purchase method of accounting. The pro forma adjustments relating to the acquisition of properties from CPG are based on the Company’s preliminary purchase price allocation and certain estimates. The Company engaged an appraiser to perform valuations of the real estate and certain other assets. As a result, the purchase price allocation is preliminary and subject to change. Therefore, the amounts included in the pro forma adjustments are preliminary and could change. There can be no assurance that the final adjustments will not be materially different from those included herein.

	Three Month Periods
	Ended March 31,
	(in thousands, except per share)
	2005	2004
Pro forma revenues	$186,993	$189,234

Pro forma income from continuing operations	$42,570	$61,563

Pro forma loss from discontinued operations	$—	$(192)

Pro forma net income available to common shareholders before cumulative effect of adoption of a new accounting standard	$93,437	$52,142

Pro forma net income applicable to common shareholders	$93,437	$49,141

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.87	$0.49
Income from discontinued operations	—	—
Cumulative effect of adoption of a new accounting standard	—	(0.03)

Net income applicable to common shareholders	$0.87	$0.46

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.85	$0.48
Income from discontinued operations	—	—
Cumulative effect of adoption of a new accounting standard	—	(0.03)

Net income applicable to common shareholders	$0.85	$0.45

4. OTHER ASSETS

Other assets consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Intangible assets:
In-place leases (including lease origination costs), net	$8,837	$10,127
Tenant relations, net (1)	22,849	12,689

Total intangible assets (2)	31,686	22,816
Other assets:
Accounts receivable, net (3)	88,925	84,843
Fair value hedge	1,246	2,263
Prepaids, deposits and other assets (4)	48,762	68,559

Total other assets	$170,619	$178,481

(1)	Includes approximately $11.0 million of intangible assets assigned based upon a preliminary purchase price allocation in conjunction with the acquisition of assets from CPG (Note 3). These amounts are preliminary and subject to change.

(2)	The Company recorded amortization expense of $1.3 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively, related to these intangible assets. The amortization period of the in place leases and tenant relations is approximately two to 14 years and 31.5 years respectively.

(3)	Includes straight-line rent receivables, net, of $28.3 million and $27.4 million at March 31, 2005 and December 31, 2004, respectively, and approximately $3.3 million and $3.2 million related to master lease obligation from Benderson and CPG at March 31, 2005 at December 31, 2004, respectively.

(4)	At December 31, 2004, other assets includes a $30 million deposit associated with the Company’s acquisition of 15 properties from CPG in January 2005.

5. REVOLVING CREDIT FACILITIES

     The Company maintains its primary unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent. The facility was amended in March 2005. Following the amendment, the facility was increased to an available borrowing capacity of $1.0 billion and to allow for the future expansion to $1.25 billion and extend the maturity date to May 2008. The facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates based on the prime rate as defined or LIBOR, at the Company’s election, plus a specified spread (0.675% at March 31, 2005). The specified spread over LIBOR could vary depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. At March 31, 2005, $440 million was outstanding under this facility with a weighted average interest rate of 3.4%.

     In March 2005, the Company also consolidated its two secured revolving credit facilities with National City Bank aggregating $55 million into a $60 million unsecured revolving credit facility with a maturity date of May 2008. Following the amendment, borrowings under this facility bear interest at variable rates based on the prime rate as defined or LIBOR plus a specified spread (0.675% at March 31, 2005) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At March 31, 2005, there were no amounts outstanding under this facility.

6. DERIVATIVE FINANCIAL INSTRUMENTS

Cash Flow and Fair Value Hedges

     In February 2005, the Company entered into an aggregate notional amount of $298.0 million of treasury locks. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments expected to commence during the second quarter of 2005. The expected interest payments are associated with the anticipated issuance of fixed rate borrowings, with a maximum term of ten years, in connection with the financing of the CPG acquisition. The treasury locks have been designated and qualified as a cash flow hedge at March 31, 2005, and had a positive fair value of $9.9 million at March 31, 2005 and are included within other assets in the consolidated balance sheets. All components of the treasury locks gain were included in the assessment of hedge effectiveness, and the amount of hedge ineffectiveness recorded in the three months ended March 31, 2005 was not material. Upon commencement of the forecasted interest payments, which are expected to occur in the second quarter of 2005, the Company will reclassify its gain or loss on the effective portion of the treasury locks from other comprehensive income into earnings over the maximum ten-year period, based on the effective-yield method. The treasury locks have a weighted average strike price of 4.08%, and expire in May 2005.

Joint Venture Derivative Instruments

     In March 2005, one of the Company’s joint ventures in which the Company has a 50% interest entered into a notional amount of $277.5 million of treasury locks. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments expected to commence during the third quarter of 2005. The expected interest payments are associated with the anticipated issuance of fixed rate borrowings, with a maximum term of five years, in connection with the refinancing of the joint ventures mortgage indebtedness. The treasury locks have been designated and qualified as a cash flow hedge at March 31, 2005, and had a negative value of $1.3 million at March 31, 2005, and are included in investments in and advances to joint ventures in the consolidated balance sheets. All components of the treasury locks gain were included in the assessment of hedge effectiveness, and the amount of hedge ineffectiveness recorded in the three months ended March 31, 2005 was not material. The treasury locks have a weighted average strike price of 4.3%, and expire in April 2005.

7. CONTINGENCIES

     The Company and its subsidiaries are subject to various legal proceedings which taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by insurance. While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

8. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS

     The following table summarizes the changes in shareholders’ equity since December 31, 2004

     (in thousands):

		Common
		Shares		Accumulated		Accumulated	Unearned
		($.10		Distributions		Other	Compensation	Treasury
	Preferred	Stated	Paid-in	In Excess of	Deferred	Comprehensive	Restricted	Stock
	Shares	Value)	Capital	Net Income	Obligation	Income	Stock	At Cost	Total
Balance December 31, 2004	$705,000	$10,852	$1,933,433	$(92,290)	$10,265	$326	$(5,415)	$(7,852)	$2,554,319
Net income				105,550					105,550
Change in fair value of interest rate contracts						9,285			9,285
Dividends declared – common shares				(58,622)					(58,622)
Dividends declared – preferred shares				(13,792)					(13,792)
Vesting of restricted stock			(1,368)		1,368		1,916		1,916
Issuance of Restricted stock			2,076				(2,924)	1,580	732
Issuance of common shares related to exercise of stock options, dividend reinvestment plan and performance unit plan		10	4,339				(6,740)	5,439	3,048

Balance March 31, 2005	$705,000	$10,862	$1,938,480	$(59,154)	$11,633	$9,611	$(13,163)	$(833)	$2,602,436

     Common share dividends declared, per share, were $0.54 and $0.46 for the three month periods ended March 31, 2005 and 2004, respectively.

     In 2005, restricted stock grants to certain officers of the Company, approximating 0.1 million shares of common stock of the Company, vested and were deferred through the Company’s equity award plan and, accordingly, the Company recorded $1.4 million in deferred obligations. The shares associated with the restricted stock vesting were deferred into the Company’s deferred compensation plans, which are non-qualified compensation plans.

9. OTHER INCOME

     Other income for the three month periods ended March 31, 2005 and 2004 was comprised of the following (in millions):

	Three Month Periods
	Ended March 31,
	2005	2004
Lease termination fees	$0.5	$3.5
Acquisition and finance fees	1.4	—
Other miscellaneous	0.2	—

	$2.1	$3.5

10. DISCONTINUED OPERATIONS

     Included in discontinued operations for the three month period ended March 31, 2004, are 15 properties sold in 2004, aggregating 0.8 million square feet. The operating results relating to assets sold are as follows (in thousands):

Three Month Periods
Ended March 31,
(in thousands)
2004
Revenues	$1,952

Expenses:
Operating	865
Interest	243
Depreciation	339
Minority interests	4

Total expense	1,451

Income before loss on disposition of real estate	501
Loss on disposition of real estate	(693)

Loss from discontinued operations	$(192)

     The gains on disposition of real estate for the three month period ended March 31, 2005 are not included in discontinued operations due to the Company’s continuing involvement following the sale, as provided in SFAS No. 144 “Accounting For the Impairment or Disposal or Long-Lived Assets”.

11. EARNINGS PER SHARE

     Earnings Per Share (EPS) have been computed pursuant to the provisions of SFAS No. 128, “Earnings per Share.” The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares.

	Three Month Period
	Ended March 31,
	(in thousands, except per share amounts)
	2005	2004
Income from continuing operations	$40,891	$49,609
Add: Gain on disposition of real estate	64,659	4,370
Less: Preferred stock dividends	(13,792)	(10,604)

Basic – Income from continuing operations applicable to common shareholders	91,758	43,375
Add: Operating partnership minority interests	729	—

Diluted – Income from continuing operations applicable to common shareholders	$92,487	$43,375

Number of Shares:
Basic – average shares outstanding	108,005	86,344
Effect of dilutive securities:
Stock options	746	1,224
Operating partnership minority interests	1,350	—
Restricted stock	143	78

Diluted – average shares outstanding	110,244	87,646

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.85	$0.50
Loss from discontinued operations	—	—
Cumulative effect of adoption of a new accounting standard	—	(0.03)

Net income applicable to common shareholders	$0.85	$0.47

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.84	$0.49
Loss from discontinued operations	—	—
Cumulative effect of adoption of a new accounting standard	—	(0.03)

Net income applicable to common shareholders	$0.84	$0.46

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

     The shopping center segment consists of 463 shopping centers, including 171 owned through joint ventures (two of which are consolidated by the Company), in 44 states, plus Puerto Rico, aggregating approximately 76.5 million square feet of Company-owned GLA. These shopping centers range in size from approximately 10,000 square feet to 750,000 square feet of Company-owned GLA. The business center segment consists of 32 business centers in 11 states aggregating approximately 4.0 million square feet of Company-owned GLA. These business centers range in size from approximately 10,000 square feet to 330,000 square feet of Company-owned GLA.

     The table below presents information about the Company’s reportable segments for the three month periods ended March 31, 2005 and 2004.

	Three Months ended March 31, 2005
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$7,977	$171,071		$179,048
Operating expenses	(2,555)	(44,244)		(46,799)

	5,422	126,827		132,249
Unallocated expenses (A)			$(96,462)	(96,462)
Equity in net income of joint ventures		6,510		6,510
Minority interests			(1,406)	(1,406)

Income from continuing operations				$40,891

Total real estate assets	$265,550	$6,320,189		$6,585,739

	Three Months ended March 31, 2004
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$8,212	$114,970		$123,182
Operating expenses	(2,606)	(28,758)		(31,364)

	5,606	86,212		91,818
Unallocated expenses (A)			$(59,285)	(59,285)
Equity in net income of joint ventures		18,221		18,221
Minority interests			(1,145)	(1,145)

Income from continuing operations				$49,609

Total real estate assets	$266,645	$3,737,542		$4,004,187

(A)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax expense, other expense and depreciation and amortization as listed in the condensed consolidated statements of operations.

13. SUBSEQUENT EVENTS

     In April 2005, the Company issued $400 million of senior unsecured notes, consisting of $200 million of five-year notes and $200 million of ten-year notes. The five-year notes have an interest coupon rate of 5.0%, are due on May 3, 2010 and were offered at 99.806% of par. The 10 year notes have an interest coupon rate of 5.5%, are due on May 1, 2015 and were offered at 99.642% of par. Proceeds from the offering were primarily used to repay indebtedness of the Company’s consolidated subsidiary formed in connection with the CPG acquisition, DDR PR Ventures LLC, S.E. (“DDR PR”), under the Company’s primary revolving credit facility.

     In April 2005, the Company sold an additional three properties to the MDT Joint Venture for approximately $63.8 million. The Company maintains an approximate 14.5% ownership in the properties. The Company has been engaged to perform all day-to-day operations of the properties and will receive its share of ongoing fees for property management, leasing and construction management, plus periodic fees for financing and due diligence.

     In April 2005, one of the Company’s RVIP joint ventures, in which the Company has a 20% ownership, sold a 77,000 square foot shopping center in Richmond, California (Richmond City Center) for approximately $13 million.

     In April 2005, the Company advanced $65.0 million to certain joint venture partners in the Community Centers V and VII joint ventures. The advance is evidenced by a note with interest at LIBOR plus 2.5% and a maturity date of earlier of October 2005 or the refinancing of the joint ventures’ mortgage indebtedness.

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

Executive Summary

     The Company’s portfolio continues to demonstrate strong leasing fundamentals, which reflects both the growing strength of the Company’s asset class and the quality of the Company’s portfolio. Moreover, DDR continued to structure and execute transactions during the quarter that support the Company’s investment strategy and result in long term value creation for shareholders.

     A contributor to the higher net income for the three months ended March 31, 2005 as compared to 2004, was the amount of gains recognized in the first quarter of 2005. Often, these gains are overlooked, although important, and the investment community appears to focus solely on operating cash flow. The Company believes that this approach is not appropriate in the valuation of a real estate company. The gains recognized evidence real value creation and the Company’s development capabilities. While most REITs have benefited temporarily from the significant cap rate compression in the market, DDR made these benefits permanent by harvesting these gains through asset sales. Asset sales have allowed the Company to grow by $3.9 billion in real estate assets of the Company and its joint ventures since December 31, 2003, while issuing only $753.6 million in gross proceeds from the sale of common shares and the issuance of operating partnership units. Asset sales have allowed DDR to recycle capital into higher yielding development opportunities which should generate gains in the future.

     In January 2005, DDR acquired 15 Puerto Rican shopping centers from Caribbean Property Group, LLC and related entities (“CPG”) for $1.15 billion. This acquisition positions DDR as the dominant retail landlord in Puerto Rico, a U.S. Commonwealth whose economy is fueled by consumerism and whose developable land is highly constrained by physical barriers. To date the integration of CPG into our Company has not resulted in any unforeseen operational issues.

     Additionally, during the first four months of 2005, the MDT Joint Venture in which the Company has an effective ownership interest of approximately 14.5% acquired 12 DDR wholly-owned shopping centers. These included several recently completed development assets, primarily acquired from JDN, that generated gains on the Company’s income statement.

     During the first quarter of 2005, the Company extended and modified several provisions of its credit facilities. These changes provide the Company with additional financial strength through improved pricing, greater operating flexibility, an extended maturity and additional banking relationships. DDR remains committed to preserving the Company’s strong balance sheet, and the Company’s financial ratios continue to clearly reflect this objective.

     In regard to the Company’s overall development pipeline, DDR is pursuing several viable development opportunities. In the Company’s current pipeline, the Company is engaged in either pre-development or development activities on 24 new locations in 15 different states. These projects represent between 9 and 10 million of newly developed gross leaseable area. Although the Company does not anticipate that all of these projects will be constructed by DDR, these projects do represent opportunities for future growth.

     Lastly, there is significant opportunity for value enhancement available through expansion and redevelopment projects. As such, DDR maintains an internal division within its development department dedicated to this aspect of asset management. Currently, the Company’s group has 24 projects either in progress or scheduled to commence construction in 2005.

Results of Operations

Revenues from Operations

	Three months ended March 31,
	2005	2004	$ Change	% Change
	(in thousands)
Base and percentage rental revenues	$130,879	$89,236	$41,643	46.7%
Recoveries from tenants	38,335	25,443	12,892	50.7
Ancillary income	1,820	764	1,056	138.2
Other property related income	1,091	898	193	21.5
Management fee income	4,292	3,111	1,181	38.0
Development fee income	488	191	297	155.5
Other	2,143	3,539	(1,396)	(39.4)

Total revenues	$179,048	$123,182	$55,866	45.4%

     Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2004, excluding properties under development and those classified as discontinued operations) increased approximately $0.9 million, or 1.4%, for the three months ended March 31, 2005 as compared to the same period in 2004. The increase in base and percentage rental revenues is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$0.9
Acquisition of assets	46.2
Development and redevelopment of six shopping center properties	2.0
Transfer of 27 properties to joint ventures	(8.3)
Business center properties	(0.2)
Straight line rents	1.0

$41.6

     At March 31, 2005, the aggregate occupancy of the Company’s shopping center portfolio was 94.9% as compared to 94.4% at March 31, 2004. The average annualized base rent per occupied square foot was $11.27 at March 31, 2005 as compared to $10.94 at March 31, 2004.

     At March 31, 2005, the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 94.2% as compared to 93.0% at March 31, 2004. The average annualized base rent per leased square foot was $10.32 at March 31, 2005 as compared to $9.78 at March 31, 2004.

     At March 31, 2005, the aggregate occupancy rate of the Company’s joint venture shopping centers was 96.4% as compared to 98.8% at March 31, 2004. The average annualized base rent per leased square foot was $12.06 at March 31, 2005 as compared to $13.59 at March 31, 2004. The decrease in occupancy and rent per square foot is primarily related to the change in properties owned through joint ventures and not to a decrease in operating performance of the joint venture properties.

     At March 31, 2005, the aggregate occupancy of the Company’s business centers was 73.0%, as compared to 78.8% at March 31, 2004. The decrease in occupancy is a function of tenant downsizing of space.

     The increase in recoveries from tenants was primarily related to the acquisition of properties from Benderson Development Company, Inc. and related entities (“Benderson”) and CPG which contributed $13.9 million for the three months ended March 31, 2005. These increases were offset by a decrease of $2.1 million related to the transfer of 18 of the Company’s core portfolio properties to joint ventures. The remaining increase of $1.1 million related to the Company’s development properties becoming operational and an increase in operating expenses at the remaining shopping center and business center properties. Recoveries were approximately 81.9% and 81.1% of operating expenses and real estate taxes for the three months ended March 31, 2005 and 2004, respectively. The slight increase is primarily attributable to changes in the Company’s portfolio of properties and occupancy increases.

     Ancillary income increased due to income from the acquisition of properties from CPG and Benderson. The Company anticipates that this income will grow with additional opportunities at these portfolios. Continued growth is anticipated in the area of ancillary, or non-traditional revenue, as additional revenue opportunities are pursued and currently established revenue opportunities proliferate throughout the Company’s core, acquired and development portfolio. Ancillary revenue opportunities have in the past included, but are not limited in the future to, short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs and energy management programs, among others.

     The increase in management fee income is primarily from joint ventures formed in 2004 and 2005, which aggregated $1.3 million. This increase was offset by the sale of several of the Company’s joint venture properties, which contributed approximately $0.1 million of management fee income in 2004. Management fee income is expected to continue to increase with the sale of assets to the MDT Joint Venture in the first half of 2005.

     Development fee income was primarily earned through the redevelopment of four assets through the Coventry II Joint Venture. The Company expects to continue to pursue additional development joint ventures as opportunities present themselves.

     Other income is comprised of the following (in millions):

	Three Months Ended
	March 31,
	2005	2004
Lease termination fees	$0.5	$3.5
Acquisition and financing fees (1)	1.4	—
Other miscellaneous	0.2	—

	$2.1	$3.5

(1)	Financing fees received in connection with the MDT Joint Venture.

Expenses from Operations

	Three months ended March 31,
	2005	2004	$ Change	% Change
	(in thousands)
Operating and maintenance	$25,131	$16,022	$9,109	56.9%
Real estate taxes	21,668	15,342	6,326	41.2
General and administrative	13,643	10,444	3,199	30.6
Depreciation and amortization.	41,397	24,800	16,597	66.9

	$101,839	$66,608	$35,231	52.9%

     Operating and maintenance expenses include the Company’s provision for bad debt expense which approximated 1.3% and 0.8% of total revenues, for the three months ended March 31, 2005 and 2004, respectively (See Economic Conditions). The increase in operating and maintenance expenses is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$(0.5)
Acquisition of assets	7.9
Development and redevelopment of six shopping center properties	1.3
Transfer of 27 properties to joint ventures	(0.9)
Business center properties	—
Provision for bad debt expense	1.3

$9.1

     Real estate taxes increased due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$0.6
Acquisition of assets	6.7
Development and redevelopment of six shopping center properties	0.4
Transfer of 27 properties to joint ventures	(1.3)
Business center properties	(0.1)

$6.3

     The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments, primarily the acquisition of assets from Benderson and CPG. Total general and administrative expenses were approximately 4.8% and 5.1% of total revenues, including total revenues of joint ventures, for the three months ended March 31, 2005 and 2004, respectively.

     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain direct construction administration costs consisting of direct wages and benefits, travel expenses and office overhead costs of $2.1 million and $2.2 million for the three months ended March 31, 2005 and 2004, respectively.

     Depreciation and amortization expense increased due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$0.8
Acquisition of assets	16.2
Development and redevelopment of six shopping center	1.2
properties Transfer of 27 properties to joint ventures	(1.8)
Business center properties	0.2

$16.6

Other Income and Expenses

	Three months ended March 31,
	2005	2004	$ Change	% Change
	(in thousands)
Interest income	$1,009	$1,360	$(351)	(25.8)%
Interest expense	(41,964)	(24,710)	(17,254)	69.8
Other expense	(300)	(20)	(280)	1,400.0

	$(41,255)	$(23,370)	$(17,885)	76.5%

     Interest income decreased primarily as a result of the acquisition of one of the Company’s joint ventures in which the Company advanced funds.

     Interest expense increased primarily due to the acquisition of assets combined with other development assets becoming operational. The weighted average debt outstanding for the three month period ended March 31, 2005 and related weighted average interest rate was $3.2 billion and 5.5%, respectively, compared to $2.1 billion and 5.3%, respectively, for the same period in 2004. At March 31, 2005 and 2004, the Company’s weighted average interest rate was 5.4% and 5.1%, respectively. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $2.5 million for the three month period ended March 31, 2005, as compared to $2.4 million for the same period in 2004.

     Other expense is primarily comprised of abandoned acquisition and development project costs.

Other

	Three months ended March 31,
	2005	2004	$ Change	% Change
	(in thousands)
Equity in net income of joint ventures	$6,510	$18,221	$(11,711)	(64.3)%
Minority interests	(1,406)	(1,145)	(261)	22.8
Income tax of taxable REIT subsidiaries and franchise taxes	(167)	(671)	504	(75.1)

     Equity in net income of joint ventures decreased $11.7 million primarily as a result of a decrease in gain on sales of joint venture assets in 2005 as compared to 2004. This amount was partially offset by an increase in joint venture income from newly formed joint ventures in 2004, including assets acquired by the Company’s MDT Joint Venture. In 2004, the Company sold its interest in a 20% owned shopping center, a 35% owned shopping center, and several sites formerly occupied by Service Merchandise and recognized an aggregate gain of approximately $24.1 million of which the

Company’s proportionate share was $7.7 million. In addition, in 2004, the Company recognized promoted income of approximately $3.3 million relating to the sale of a shopping center transferred to the MDT Joint Venture in November 2003 upon elimination of contingencies and substantial completion and lease up in 2004. These transactions in 2004 aggregated a net decrease in income of approximately $12.2 million comprised of gain on sale and operating income. The joint ventures formed in 2004 contributed additional net income of approximately $1.3 million compared to the three months ended March 31, 2004. The remaining net decrease of $0.8 million is primarily due to increased depreciation and amortization charges at various joint ventures.

     Minority equity interest expense increased primarily due to the issuance of common operating partnership units in conjunction with the acquisition of assets from Benderson offset by the conversion of 0.2 million operating partnership units into an equal amount of common shares of the Company in 2004.

     Income tax expense and franchise tax of the Company’s taxable REIT subsidiaries decreased due to a reduction in franchise taxes from assets disposed of in 2004.

Discontinued Operations

	Three months ended March 31,
	2005	2004	$ Change	% Change
	(in thousands)
Income from operations	$—	$501	$(501)	(100.0)%
Loss on disposition of real estate, net	—	(693)	693	(100.0)

	$—	$(192)	$192	(100.0)%

     Discontinued operations includes the operations of 15 shopping center properties and six business center properties aggregating approximately 0.8 million square feet of GLA.

     Loss on the sale of discontinued operations is primarily due to the sale of properties in 2004.

Gain on Disposition of Assets and Cumulative Effect of Adoption of a New Accounting Standard

	Three months ended March 31,
	2005	2004	$ Change	% Change
	(in thousands)
Gain on disposition of assets	$64,659	$4,370	$60,289	1,379.6%
Cumulative effect of adoption of a new accounting standard	—	(3,001)	3,001	(100.0)

     Gain on disposition of real estate in 2005 relates to the transfer of nine assets to the MDT Joint Venture which aggregated $62.6 million and are not classified as discontinued operations due to the Company’s continuing involvement resulting from its retained ownership interest. In addition, land sales, which did not meet discontinued operations disclosure requirement, aggregated $1.9 million of gains in 2005 and other items related to assets previously sold aggregated to $0.2 million.

     Gain on disposition of real estate in 2004 relates to land sales, which did not meet discontinued operations disclosure requirement, aggregated $4.4 million.

     The cumulative effect of adoption of a new accounting standard is attributable to the consolidation of the partnership that owns a shopping center in Martinsville, Virginia upon adoption of

FIN 46. This amount represents the minority partner’s share of cumulative losses in the partnership that were eliminated upon consolidation.

Net Income

	Three months ended March 31,
	2005	2004	$ Change	% Change
	(in thousands)
Net Income	$105,550	$50,786	$54,764	107.8%

     Net income increased primarily due to the acquisition of assets and gain on sale of assets. A summary of the changes from 2004 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses, real estate taxes, general and administrative expenses, other expenses and interest income)	$36.6
Increase in gain on disposition of real estate	60.3
Decrease in equity in net income of joint ventures	(11.7)
Increase in interest expense	(17.2)
Increase in depreciation expense	(16.6)
Increase in minority interest expense	(0.3)
Decrease in income tax expense	0.5
Decrease in loss from discontinued operations	0.2
Decrease in cumulative effect of adoption of a new accounting standard (FIN 46)	3.0

$54.8

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

     FFO available to common shareholders is generally defined and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains (or losses) from sales of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) sales of securities, (iv) extraordinary items, (v) cumulative effect of adoption of new accounting standards and (vi) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and equity income from minority equity investments and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis.

     For the reasons described above, management believes that FFO provides the Company and investors with an important indicator of the Company’s operating performance. This measure of performance is used by the Company for several business purposes and for REITs. It provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often large). Other real estate companies may calculate FFO in a different manner.

     The Company uses FFO (i) in executive employment agreements to determine incentives based on the Company’s performance, (ii) as a measure of a real estate asset’s performance, (iii) to shape acquisition, disposition and capital investment strategies and (iv) to compare the Company’s performance to that of other publicly traded shopping center REITs.

     Management recognizes FFO’s limitations when compared to GAAP’s income from continuing operations. FFO does not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Management does not use FFO as an indicator of the Company’s cash obligations and funding requirement for future commitments, acquisitions or development activities. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends. FFO should not be considered as an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO is simply used as an additional indicator of the Company’s operating performance.

     For the three month period ended March 31, 2005, FFO applicable to common shareholders increased $36.3 million, to $99.1 million as compared to $62.8 million for the same period in 2004. The increase in total FFO in 2005 is principally attributable to increases in revenues from the Core Portfolio Properties, the acquisition of assets, developments and the gain on sale of certain recently developed assets.

     The Company’s calculation of FFO is as follows (in thousands):

	Three Month Periods
	Ended March 31,
	2005	2004
Net income applicable to common shareholders (1)	$91,758	$40,182
Depreciation and amortization of real estate investments	40,842	24,757
Equity in net income of joint ventures	(6,510)	(18,221)
Joint ventures’ FFO (2)	11,315	12,676
Minority interest expense (OP Units)	729	572
Gain on disposition of depreciable real estate, net (3)	(39,063)	(160)
Cumulative effect of adoption of a new accounting standard (4)	—	3,001

FFO available to common shareholders	99,071	62,807
Preferred dividends	13,792	10,604

Total FFO	$112,863	$73,411

(1)	Includes straight line rental revenues of approximately $2.6 million and $1.6 million for the three month periods ended March 31, 2005 and 2004, respectively.

(2)	Joint ventures’ FFO is summarized as follows:

	Three Month Periods
	Ended March 31,
	2005	2004
Net income (a)	$23,685	$44,048
Gain on disposition of real estate, net (b)	(330)	(23,967)
Depreciation of real estate investments	19,882	11,052

	$43,237	$31,133

DDR ownership interest (c)	$11,315	$12,676

(a)	Revenue for the three month periods ended March 31, 2005 and 2004 included approximately $1.4 million and $1.1 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.2 million in each period.

(b)	The gain or loss on disposition of recently developed shopping centers is not reflected as an adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or are assets sold in conjunction with the formation of the joint venture, which holds the designation rights for the Service Merchandise properties.

(c)	The Company’s share of joint venture net income has been reduced by $0.1 million for the three month period ended March 31, 2004 related to reflect additional basis depreciation and adjustments to gain on sale. At March 31, 2005, this amount was not significant. At March 31, 2005 and 2004, the Company owned joint venture interests relating to 111 and 103 operating shopping center properties, respectively. In addition, at March 31, 2005 and 2004, the Company owned through its approximately 25% owned joint venture, 60 and 69 shopping center sites, respectively, formerly owned by Service Merchandise. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.
(3)	For the three month period ended March 31, 2005 and 2004, net gains resulting from residual land sales aggregated $1.9 million and $4.4 million, respectively. The gain on sale of recently developed shopping centers is included in FFO, as the Company considers these properties as part of the merchant building program. These gains aggregated $23.7 million for the three month period ended March 31, 2005. These gains include a portion of the net gain recognized of approximately $6.6 million from the sale of a shopping center located in Plainville, Connecticut through the Company's taxable REIT subsidiary, associated with its merchant building program. The remaining $14.3 million of the gain recognized on the sale of the shopping center located in Plainville, Connecticut was not included in the computation of FFO as the Company believes such amount was derived primarily from the acquisition of its partners approximate 75% interest in the shopping center following substantial completion of development.

(4)	The Company recorded a charge of $3.0 million as a cumulative effect of adoption of a new accounting standard attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in the partnership.

Liquidity and Capital Resources

The Company’s cash flow activities are summarized as follows (in thousands):

	Three Month Periods
	Ended March 31,
	2005	2004
Cash flow from operating activities	$92,476	$48,916
Cash flow (used for) provided by investing activities	(247,576)	77,374
Cash flow provided by (used for) financing activities	156,657	(115,300)

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset sales, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities for the three months ended March 31, 2005 as compared to March 31, 2004 was primarily attributable to the acquisition of assets and various financing transactions. Also, in 2004 the Company funded other accrued obligations, including a $8.7 million litigation settlement. The Company’s acquisition and developments completed in 2005 and 2004, new leasing, expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s cash flow. Changes in cash flow from investing activities are described in Strategic Real Estate Transactions. Changes in cash flow from financing activities are described in Financing Activities.

     In November 2004, the Company’s Board of Directors approved an increase in the 2005 quarterly dividend per common share to $0.54. The Company anticipates that the increased dividend level will continue to result in a conservative payout ratio. The Company’s common share dividend payout ratio for the first three months of 2005 approximated 59.9% of reported FFO, as compared to 64.5% for the same period in 2004. A low payout ratio enables the Company to retain more capital, which will be utilized towards attractive investment opportunities in the development, acquisition and expansion of portfolio properties or for debt repayment. The Company believes that it still has one of the lowest pay-out ratios in the industry. See “Off Balance Sheet Arrangements” and “Contractual Obligations and Other Commitments” sections for discussion of additional disclosure of capital resources.

Acquisitions, Developments and Expansions

     During the three month period ended March 31, 2005, the Company and its joint ventures invested $1.3 billion, net, to acquire, develop, expand, improve and re-tenant its properties which is comprised of $1.0 billion from its wholly-owned properties and $0.3 billion from its joint ventures. The Company’s expansion, acquisition and development activity is summarized below:

Strategic Real Estate Transactions

Caribbean Properties Group

     In January 2005, the Company completed the acquisition of 15 Puerto Rican retail real estate assets, totaling nearly 5.0 million square feet from CPG, at any aggregate cost of approximately $1.15 billion. The financing for the transaction was provided by the assumption of approximately $660 million of existing debt and line of credit borrowings on the Company’s $1.0 billion senior unsecured credit facility and the application of a $30 million deposit funded in 2004.

MDT Joint Venture

     During the first quarter of 2005, the Company sold nine properties to the MDT Joint Venture for approximately $284.2 million and recognized gains totaling $62.6 million of which $23.7 million represented merchant building gains from recently developed shopping centers and deferred a gain of approximately $10.6 million relating to the Company’s effective 14.5% interest. In April 2005, the Company sold three properties to the MDT Joint Venture for approximately $63.8 million and will recognize additional merchant building gains of approximately $14.5 million in the second quarter of 2005. The Company maintains an approximate 14.5% effective ownership in the MDT Joint Venture. The Company has been engaged to perform all day-to-day operations of the properties and will receive its share of ongoing fees for property management, leasing and construction management, in addition to other periodic fees for financing and due diligence.

Expansions

     During the three month period ended March 31, 2005, the Company completed four expansion and redevelopment projects located in Tallahassee, Florida; Suwanee, Georgia; Hendersonville, North Carolina and Johnson City, Tennessee at an aggregate cost of $13.5 million. The Company is currently expanding/redeveloping six shopping centers located in Gadsden, Alabama; Ottumwa, Iowa; Gaylord, Michigan; Princeton, New Jersey; Allentown, Pennsylvania and Erie, Pennsylvania at a projected incremental cost of approximately $17.9 million. The Company is also scheduled to commence construction on two additional expansion and redevelopment projects at its shopping centers located in Ocala, Florida and Amherst, New York.

     During the three month period ended March 31, 2005, a joint venture of the Company completed the expansion of its shopping center located in Merriam, Kansas at an aggregate cost of $1.2 million. Three of the Company’s joint ventures are currently expanding/redeveloping their shopping centers located in Phoenix, Arizona; Lancaster, California and Kansas City, Missouri at a projected incremental cost of approximately $47.7 million. Two of the Company’s joint ventures are also scheduled to commence additional expansion/redevelopment projects at their shopping centers located in Deer Park, Illinois and Kirkland, Washington.

Development (Consolidated)

     During the three month period ended March 31, 2005, the Company substantially completed the construction of its shopping center located in Overland Park, Kansas at a cost of $9.1 million.

     The Company currently has seven shopping center projects under construction. These projects are located in Miami, Florida; Chesterfield, Michigan; Lansing, Michigan; Freehold, New Jersey; Mount Laurel, New Jersey; Apex, North Carolina (Beaver Creek Crossings – Phase I) and Pittsburgh, Pennsylvania. These projects are scheduled for completion during 2005 and 2006 at a projected aggregate cost of approximately $285.2 million and will create an additional 2.8 million square feet of retail space. At March 31, 2005, approximately $170.4 million of costs were incurred in relation to these development projects.

     The Company anticipates commencing construction in 2005 on two additional shopping centers located in Norwood, Massachusetts and McKinney, Texas with an aggregate net project cost of approximately $32.8 million.

     The wholly-owned and consolidated development funding schedule as of March 31, 2005 is as follows (in millions):

Funded as of March 31, 2005	$184.2
Projected Net Funding During 2005	87.2
Projected Net Funding Thereafter	55.7

Total	$327.1

Development (Joint Ventures)

     The Company has joint venture development agreements for four shopping center projects. These projects have an aggregate projected cost of approximately $107.4 million of which the Company expects to contribute approximately $15.4 million. These projects are located in Merriam, Kansas; Jefferson County (St. Louis), Missouri; Apex, North Carolina (Beaver Creek Crossings – Phase II), adjacent to a wholly-owned development project; and San Antonio, Texas. The projects located in Merriam, Kansas and San Antonio, Texas are being developed through the Coventry II program. A portion of the project located in Jefferson County (St. Louis), Missouri has been substantially completed. The remaining projects are scheduled for completion in 2005 and 2006. At March 31, 2005, approximately $33.8 million of costs were incurred in relation to these development projects.

     The joint venture development funding schedule as of March 31, 2005, is as follows (in millions):

	DDR’s	JV Partners’	Proceeds from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total
Funded as of March 31, 2005	$12.2	$13.0	$8.6	$33.8
Projected Net Funding During 2005	3.2	1.6	35.4	40.2
Projected Net Funding Thereafter	0.0	0.0	33.4	33.4

Total	$15.4	$14.6	$77.4	$107.4

Dispositions

     In April 2005, one of the Company’s RVIP joint ventures, in which the Company has a 20% ownership, sold a 77,000 square foot shopping center in Richmond, California (Richmond City Center) for approximately $13 million, which exceeds it carrying value.

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

     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $18.0 million at March 31, 2005. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through new or existing construction loans.

     The Company has provided loans and advances to certain unconsolidated entities in the amount of $10.6 million at March 31, 2005 for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owing to DDR. The Company has guaranteed base rental income from one to three years at 12 centers held through the Service Merchandise joint venture, aggregating $3.3 million at March 31, 2005. The Company has not recorded a liability for the guarantee as the subtenants of the KLA/SM affiliates are paying rent as due. The Company has recourse against the other parties in the partnership in the event of default.

     The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.

     The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $2.1 billion and $1.8 billion at March 31, 2005 and December 31, 2004, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the Company and its partners in certain limited situations such as misuse of funds and material misrepresentations.

     One of the Company’s joint venture arrangements provides that the Company’s partner can convert its interest in the joint venture into DDR’s common shares under the provision that existed at March 31, 2005. The Company amended and restated this agreement in the second quarter of 2005 which eliminated the provision permitting the conversion of the equity interest of the Company’s partner into DDR stock. The number of common shares that DDR were required to issue was dependent upon the then fair value of the partner’s interest in the joint venture divided by the then fair value of DDR’s common shares. The Company was able to elect to substitute cash for common shares. At March 31, 2005, assuming such conversion option was exercised, and shares were issued, assets currently aggregating $228.3 million would be consolidated and an additional $156.0 million of mortgage indebtedness outstanding at March 31, 2005 relating to the joint venture which contains this provision would be recorded in the Company’s balance sheet, since this entity is currently accounted for under the equity method of accounting.

Financings Activities

     In April 2005, the Company issued $400 million of senior unsecured notes, consisting of $200 million of five-year notes and $200 million of ten-year notes. The five-year notes have an interest coupon rate of 5.0%, are due on May 3, 2010 and were offered at 99.806% of par. The 10 year notes have an interest coupon rate of 5.5%, are due on May 1, 2015 and were offered at 99.642% of par. The effective interest rate, after taking into account the treasury rate locks that were previously entered into by the Company will adjust the five-year rate to approximately 4.95% and ten-year rate to approximately 5.37%. Proceeds from the offering were primarily used to repay variable rate indebtedness of the Company’s consolidated subsidiary formed in connection with the CPG acquisition, DDR PR Ventures LLC, S.E. (“DDR PR”), under the Company’s primary revolving credit facility.

     In March 2005, the Company amended and restated its $1 billion primary revolving credit facility with JP Morgan Securities, Inc. and Banc of America Securities LLC as joint lead arrangers. The amendments extended the maturity date to May 2008, decreased the borrowing rate over LIBOR to 0.675%, modified certain covenants and allowed for the future expansion of the credit facility to $1.25 billion.

     In March 2005, the Company consolidated its secured revolving credit facilities with National City Bank. This consolidation created a $60 million unsecured facility, reduced the interest rate over LIBOR to 0.675%, extended the maturity date to May 2008 and modified certain covenants.

     As of March 31, 2005, the Company had a shelf registration statement with the Securities and Exchange Commission (“SEC”) under which $754.0 million of debt securities, preferred shares or common shares may be issued. After the issuance of $400 million of unsecured debt in April 2005, the Company has $354.0 million remaining on this shelf registration statement.

Capitalization

     At March 31, 2005, the Company’s capitalization consisted of $3.6 billion of debt, $705 million of preferred shares and $4.4 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at March 31, 2005 of $39.75) resulting in a debt to total market capitalization ratio of 0.42 to 1.0. At March 31, 2005, the Company’s total debt consisted of $2.2 billion of fixed rate debt, including $30 million of variable rate debt which has been effectively swapped to a fixed rate and $1.4 billion of variable rate debt, including $60 million of fixed rate debt which has been effectively swapped to a variable rate. As indicated above, in April 2005, the Company issued $400 million of senior unsecured fixed rate debt, the proceeds of which were used to repay floating rate debt.

     It is management’s strategy that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financings or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Standard and Poor’s (BBB stable) and Moody’s Investors Service (Baa3 stable). The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

     As of March 31, 2005, the Company had cash of $51.4 million and $620.0 million available under its $1.1 billion revolving credit facilities. As of March 31, 2005, the Company also had 214 operating properties generating $83.8 million, or 46.8%, of the total revenue of the Company for the three months ended March 31, 2005, which were unencumbered, thereby providing a potential collateral base for future borrowings.

Contractual Obligations and other Commitments

     At March 31, 2005, the Company had letters of credit outstanding of approximately $22.3 million of which $1.6 million relates to letters of credit provided on behalf of equity affiliates. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are primarily collateral for existing indebtedness and other obligations accrued on the Company’s accounts.

     In conjunction with the development of shopping centers, the Company has entered into commitments with general contractors for its wholly-owned properties of $96.6 million March 31, 2005. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.

     In connection with the sale of one of the properties to the MDT Joint Venture, the Company deferred the recognition of approximately $3.6 million at March 31, 2005 of the gain on sale of real estate related to a shortfall agreement guarantee maintained by the Company. The MDT Joint Venture is obligated to fund any shortfall amount that is caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center. The Company is obligated to pay any shortfall to the extent that is not caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center. No shortfall payments have been made on this property since the completion of construction in 1997.

     The Company entered into master lease agreements with the MDT Joint Venture in 2003, 2004 and 2005 with the transfer of properties to the joint venture which has been recorded as a liability and reduction of its gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At March 31, 2005, the Company’s master lease obligation, included in accounts payable and other expenses, totaled approximately $9.4 million.

     The Company entered into master lease agreements with the DDR Markaz II joint venture in October 2004 in connection with the transfer of properties to the joint venture at closing. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a two or four-year period, depending on the unit. At March 31, 2005, the Company’s master lease obligation, included in accounts payable and other expenses, totaled $3.9 million.

     The Company enters into cancelable contracts for the maintenance of its properties. At March 31, 2005, the Company had purchase order obligations payable, typically payable within one year, aggregating approximately $7.7 million related to the maintenance of its properties and general and administrative expenses.

     The Company continuously monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2004 through March 31, 2005 other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements.”

Inflation

     Substantially all of the Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive additional rental income from escalation clauses, which generally increase rental rates during the terms of the leases and/or percentage rentals based on tenants’ gross sales. Such escalations are determined by negotiation, increases in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for terms of less than ten years, which permit the Company to seek increased rents upon renewal at market rates. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

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

     The retail shopping sector has been impacted by the competitive nature of the retail business and the competition for market share, where stronger retailers have out-positioned some of the weaker retailers. This positioning is taking market share away from weaker retailers and requiring them, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though these retailers have not filed for bankruptcy protection. Notwithstanding any store closures, the Company does not expect to have any significant losses associated with these tenants. Overall, the Company’s portfolio remains stable. While negative news relating to troubled retail tenants tends to attract attention, the vacancies created by unsuccessful tenants may also create opportunities to increase rent.

     Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection, the Company believes that its major tenants, including Wal-Mart, Kohl’s, Target, Lowe’s, T.J. Maxx, Bed Bath & Beyond and Best Buy are secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in this economic environment. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since 1993. Also, average base rental rates have increased from $5.48 to $11.27 since the Company’s public offering in 1993.

Legal Matters

     The Company and its subsidiaries are subject to various legal proceedings, which, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by insurance. While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding joint venture debt, is summarized as follows:

	March 31, 2005				March 31, 2004
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Percentage		Average	Average	Percentage
	Amount	Maturity	Interest	of	Amount	Maturity	Interest	of
	(Millions)	(years)	Rate	Total	(Millions)	(years)	Rate	Total
Fixed Rate Debt (1)	$2,202.0	7.0	6.0%	61.1%	$1,726.1	5.9	5.6%	83.0%
Variable Rate Debt (1)	$1,399.4	2.4	4.4%	38.9%	$350.9	2.6	2.7%	17.0%

(1)	Adjusted to reflect the $30 million and $130 million of variable rate debt, which was swapped to a fixed rate at March 31, 2005 and 2004, respectively, and $60 million and $100 million of fixed rate debt, which was swapped to a variable rate at March 31, 2005 and 2004, respectively.

     The Company’s joint ventures’ fixed rate indebtedness, including $75 million and $55 million of variable rate debt which was swapped to a weighted average fixed rate of approximately 5.5% and 5.8%, respectively, is summarized as follows (in millions):

	March 31, 2005				March 31, 2004
			Weighted	Weighted			Weighted	Weighted
	Joint	Company’s	Average	Average	Joint	Company’s	Average	Average
	Venture	Proportionate	Maturity	Interest	Venture	Proportionate	Maturity	Interest
	Debt	Share	(years)	Rate	Debt	Share	(years)	Rate
Fixed Rate Debt	$1,405.2	$319.2	4.9	5.2%	$793.6	$230.6	4.3	5.5%
Variable Rate Debt	$654.9	$136.5	2.1	4.5%	$468.7	$108.8	1.6	3.3%

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

     The interest rate risk on $30 million and $130 million of consolidated floating rate debt at March 31, 2005 and 2004, respectively, and $75 million and $55 million of joint venture floating rate debt at March 31, 2005 and 2004, respectively, of which $16.7 million and $13.8 million is the Company’s proportionate share, has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. At March 31, 2005 and December 31, 2004, the Company had a variable rate interest swap which carries a notional amount of $60 million. At March 31, 2005 and December 31, 2004, the swap had a fair value which represented an asset of $1.2 million and $2.3 million, respectively. In February 2005, the Company entered into an aggregate notional amount of $298.0 million of treasury locks. The treasury locks have been designated and qualified as a cash flow hedge at March 31, 2005, and had a positive fair value of $9.9 million at March 31, 2005 and are included other assets in the consolidated balance sheets. The treasury locks have a weighted average strike price of 4.08%, and expire in May 2005.

     In March 2005, one of the Company’s joint ventures in which the Company has a 50% interest entered into a notional amount of $277.5 million of treasury locks. The treasury locks have been designated and qualified as a cash flow hedge at March 31, 2005, and had a negative value of $1.3 million at March 31, 2005, and are included in investments in and advances to joint ventures in the consolidated balance sheets. The treasury locks have a weighted average strike price of 4.3%, and expire in April 2005. The Company’s MDT Joint Venture, entered into certain fixed rate interest swaps, which the joint venture has not elected hedge accounting. The derivatives are marked to market with the adjustments flowing through its income statement and the fair value at March 31, 2005 and 2004 is not significant. The fair value of the swaps referred to above were calculated based upon expected changes in future bench mark interest rates.

     The fair value of the Company’s fixed rate debt adjusted to: i) include the $30 million and $130 million which was swapped to a fixed rate at March 31, 2005 and 2004, respectively; ii) exclude the $60 million and $100 million which was swapped to a variable rate at March 31, 2005 and 2004, respectively; iii) include the Company’s proportionate share of the joint venture fixed rate debt; and iv) include the Company’s proportionate share of $16.7 million and $13.8 million which was swapped to a fixed rate at March 31, 2005 and 2004, respectively, and an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows (in millions):

	March 31, 2005					March 31, 2004
				100					100
				Basis Point					Basis Point
				Decrease in					Decrease in
				Market					Market
		Fair		Interest		Carrying	Fair		Interest
	Carrying Value	Value		Rates		Value	Value		Rates
Company’s fixed rate debt	$2,202.0	$2,291.6	(1)	$2,395.9	(3)	$1,726.1	$1,836.0	(1)	$1,922.0	(3)
Company’s proportionate share of joint venture fixed rate debt	$319.2	$319.3	(2)	$330.7	(4)	$230.6	$244.1	(2)	$253.3	(4)

(1)	Includes the fair value of interest rate swaps which was an asset of $0.1 million and a liability of $0.5 million at March 31, 2005 and 2004, respectively.

(2)	Includes the fair value of interest rate swaps which was an asset of $0.3 million and $0.1 million at March 31, 2005 and 2004, respectively.

(3)	Includes the fair value of interest rate swaps which was an asset of $0.1 million and a liability of $1.2 million March 31, 2005 and 2004, respectively.

(4)	Includes the fair value of interest rate swaps which was an asset of $0.1 million and $0.2 million at March 31, 2005 and 2004, respectively.

     The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.

     Further, a 100 basis point increase in short term market interest rates at March 31, 2005 and 2004 would result in an increase in interest expense of approximately $3.5 million and $0.9 million, respectively, for the Company and $0.3 million, in each period representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

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

	March 31,
	2005	2004
Total Notes Receivable	$52.0	$26.9
% Fixed Rate Loans	74.8%	0.7%
Fair Value of Fixed Rate Loans	$53.1	$0.2
Impact on Fair Value of 100 Basis Point Decrease in Market Interest Rates	$54.2	$0.2

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

New Accounting Standards

Stock Based Compensation – SFAS 123R

     In December 2004, the FASB issued SFAS 123R, “Share-Based Payment”. Public companies with calendar year-ends would be required to adopt the provisions of the standard effective for fiscal years beginning after June 15, 2005, rather than periods beginning after January 1, 2005. The Company is currently evaluating the effects of this proposed standard, but does not expect it to materially impact its financial position, results of operations, cash flows or its future compensation strategies.

Item 4. Controls and Procedures

     The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of the end of the period covered by this quarterly report on Form 10-Q. The CEO and CFO have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three month period ended March 31, 2005 there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting. There were no significant changes made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	(a) Total number	(b) Average	Announced	Yet Be Purchased
	of shares	Price Paid per	Plans or	Under the Plans or
	purchased	Share	Programs	Programs
January 1 – 31, 2005	—	$—	—	—
February 1 – 28, 2005	—	—	—	—
March 1 – 31, 2005	73,939	$43.56	—	—

Total	73,939

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

DEVELOPERS DIVERSIFIED REALTY CORPORATION
May 10, 2005	/s/ Scott A. Wolstein
(Date)	Scott A. Wolstein, Chief Executive Officer and
Chairman of the Board

May 10, 2005	/s/ William H. Schafer
(Date)	William H. Schafer, Senior Vice President and Chief Financial Office Principal Financial Officer and Principal Accounting Officer)