Form 10-Q
period 2005-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2005-08-09
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2005
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
Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
     Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act) Yes ☑ No ☐
     As of August 4, 2005, the registrant had 108,733,737 outstanding common shares, without par value.

*PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS — Unaudited
Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004.
Condensed Consolidated Statements of Operations for the Three Month Periods ended June 30, 2005 and 2004.
Condensed Consolidated Statements of Operations for the Six Month Periods ended June 30, 2005 and 2004.
Condensed Consolidated Statements of Cash Flows for the Six Month Periods ended June 30, 2005 and 2004.
Notes to Condensed Consolidated Financial Statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Real estate rental property:
Land	$1,730,868	$1,238,242
Buildings	4,452,344	3,998,972
Fixtures and tenant improvements	138,811	120,350
Construction in progress	283,495	245,860

	6,605,518	5,603,424
Less accumulated depreciation	(622,942)	(568,231)

Real estate, net	5,982,576	5,035,193
Cash and cash equivalents	36,310	49,871
Restricted cash	17,509	—
Investments in and advances to joint ventures	440,352	288,020
Notes receivable	17,056	17,823
Deferred charges, net	20,133	14,159
Other assets	167,296	178,481
Real estate held for sale, net	939	—

	$6,682,171	$5,583,547

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Fixed rate notes	$1,618,984	$1,220,143
Variable rate term debt	200,000	350,000
Revolving credit facilities	338,250	60,000

	2,157,234	1,630,143
Mortgage and other secured indebtedness	1,597,250	1,088,547

Total indebtedness	3,754,484	2,718,690

Accounts payable and accrued expenses	117,758	103,256
Dividends payable	65,668	62,089
Other liabilities	96,704	89,258

	4,034,614	2,973,293

Minority equity interest	22,381	23,666
Operating partnership minority interests	32,269	32,269

	4,089,264	3,029,228

Commitments and contingencies
Shareholders’ equity:
Class F – 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at June 30, 2005 and December 31, 2004	150,000	150,000
Class G – 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at June 30, 2005 and December 31, 2004	180,000	180,000
Class H – 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at June 30, 2005 and December 31, 2004	205,000	205,000
Class I – 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 340,000 shares authorized; 340,000 shares issued and outstanding at June 30, 2005 and December 31, 2004	170,000	170,000
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 108,718,310 and 108,521,763 shares issued at June 30, 2005 and December 31, 2004, respectively	10,872	10,852
Paid-in-capital	1,940,883	1,933,433
Accumulated distributions in excess of net income	(63,694)	(92,290)
Deferred obligation	11,826	10,265
Accumulated other comprehensive income	1,164	326
Less: Unearned compensation – restricted stock	(13,144)	(5,415)
Common stock in treasury at cost: 439,166 shares at December 31, 2004	—	(7,852)

	2,592,907	2,554,319

	$6,682,171	$5,583,547

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2005	2004
Revenues from operations:
Minimum rents	$130,229	$103,195
Percentage and overage rents	1,586	1,400
Recoveries from tenants	39,742	29,587
Ancillary income	2,063	615
Other property related income	1,657	1,157
Management fee income	4,983	3,592
Development fee income	681	604
Other	2,236	6,516

	183,177	146,666

Rental operation expenses:
Operating and maintenance	25,399	15,230
Real estate taxes	21,115	19,624
General and administrative	12,964	11,050
Depreciation and amortization	39,620	31,558

	99,098	77,462

Other income (expense):
Interest income	2,425	997
Interest expense	(45,196)	(30,471)
Other expense	(1,642)	(11)

	(44,413)	(29,485)
Income before equity in net income of joint ventures, minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	39,666	39,719
Equity in net income of joint ventures	8,055	6,943

Income before minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	47,721	46,662
Minority interests:
Minority equity interests	(524)	(342)
Operating partnership minority interests	(729)	(624)

	(1,253)	(966)
Income tax of taxable REIT subsidiaries and franchise taxes	(398)	(705)

Income from continuing operations	46,070	44,991
Discontinued operations:
Income from discontinued operations	11	823
Gain (loss) on disposition of real estate	2,999	(8)

Income from discontinued operations	3,010	815

Income before gain on disposition of real estate	49,080	45,806
Gain on disposition of real estate, net of tax	18,874	41,006

Net income	$67,954	$86,812

Net income applicable to common shareholders	$54,162	$74,295

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.47	$0.77
Income from discontinued operations	0.03	0.01

Net income applicable to common shareholders	$0.50	$0.78

Diluted earnings per share data:
Income continuing operations applicable to common shareholders	$0.47	$0.76
Income from discontinued operations	0.03	0.01

Net income applicable to common shareholders	$0.50	$0.77

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2005	2004
Revenues from operations:
Minimum rents	$258,887	$190,504
Percentage and overage rents	3,619	3,128
Recoveries from tenants	78,012	54,973
Ancillary income	3,880	1,377
Other property related income	2,747	2,055
Management fee income	9,275	6,702
Development fee income	1,168	794
Other	4,379	10,056

	361,967	269,589

Rental operation expenses:
Operating and maintenance	50,429	31,162
Real estate taxes	42,748	34,933
General and administrative	26,607	21,494
Depreciation and amortization	80,942	56,289

	200,726	143,878

Other income (expense):
Interest income	3,434	2,358
Interest expense	(87,119)	(55,142)
Other expense	(1,942)	(32)

	(85,627)	(52,816)
Income before equity in net income of joint ventures, minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	75,614	72,895
Equity in net income of joint ventures	14,566	25,164

Income before minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	90,180	98,059
Minority interests:
Minority equity interests	(1,202)	(914)
Operating partnership minority interests	(1,458)	(1,196)

	(2,660)	(2,110)
Income tax of taxable REIT subsidiaries and franchise taxes	(565)	(1,376)

Income from continuing operations	86,955	94,573
Discontinued operations:
Income from discontinued operations	15	1,351
Gain (loss) on disposition of real estate	2,999	(701)

Income from discontinued operations	3,014	650

Income before gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	89,969	95,223
Gain on disposition of real estate, net of tax	83,534	45,376

Income before cumulative effect of adoption of a new accounting standard	173,503	140,599
Cumulative effect of adoption of a new accounting standard	—	(3,001)

Net income	$173,503	$137,598

Net income applicable to common shareholders	$145,920	$114,476

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.32	$1.28
Income from discontinued operations	0.03	0.01
Cumulative effect of adoption of a new accounting standard	—	(0.03)

Net income applicable to common shareholders	$1.35	$1.26

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$1.31	$1.26
Income from discontinued operations	0.03	0.01
Cumulative effect of adoption of a new accounting standard	—	(0.03)

Net income applicable to common shareholders	$1.34	$1.24

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands)
(Unaudited)

	2005	2004
Net cash flow provided by operating activities	$175,009	$143,436

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(589,321)	(1,733,502)
(Increase) decrease in restricted cash	(17,509)	99,340
Proceeds from sale and refinancing of joint venture interests	3,074	28,778
Investments in to joint ventures, net	(17,042)	(40,112)
Proceeds from notes receivable	767	2,108
Advances to affiliates	(157,593)	(3,194)
Proceeds from disposition of real estate	355,569	233,000

Net cash flow used for investing activities	(422,055)	(1,413,582)

Cash flow from financing activities:
Proceeds from revolving credit facilities, net	278,250	463,000
Proceeds from (repayment of) term loans, net	70,000	(150,000)
Proceeds from construction loans and mortgages	70,114	53,084
Proceeds from issuance of medium term notes, net of underwriting commissions and $742 and $421 of offering expenses, respectively	395,654	520,003
Principal payments on rental property debt	(440,303)	(162,923)
Payment of deferred finance costs	(5,422)	(2,082)
Proceeds from issuance of common shares, net of underwriting commissions and $538 of offering expense paid	—	490,863
Proceeds from issuance of preferred shares, net of underwriting commissions and $598
of offering expense paid in 2004	—	164,047
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	7,964	5,907
Distributions to preferred and operating partnership minority interests	(1,443)	(1,040)
Dividends paid	(141,329)	(100,886)

Net cash flow provided by financing activities	233,485	1,279,973

(Decrease) increase in cash and cash equivalents	(13,561)	9,827
Cash and cash equivalents, beginning of period	49,871	11,693

Cash and cash equivalents, end of period	$36,310	$21,520

Supplemental disclosure of non-cash investing and financing activities:
For the six months ended June 30, 2005, in conjunction with the acquisition of 15 assets, the Company assumed mortgage debt at fair value of approximately $673.2 and other liabilities of approximately $4.4 million. At June 30, 2005, dividends payable were $65.7 million. Included in other assets and debt is approximately $1.3 million, which represents the fair value of the Company’s reverse interest rate swaps at June 30, 2005. In January 2005, in accordance with a performance unit plan, the Company issued 200,000 restricted shares to the Chairman and Chief Executive Officer, of which 30,000 shares vested as of the date of issuance. The remaining 170,000 shares will vest in 2006 through 2009. The foregoing transactions did not provide for or require the use of cash for the six month period ended June 30, 2005.
For the six months ended June 30, 2004, in conjunction with the acquisition of 89 assets, the Company assumed mortgage debt at a fair value of approximately $467.0 and other liabilities of approximately $17.4 million. In conjunction with the acquisition of its partner’s 50% interest in a shopping center in March 2004, the Company acquired a property with a book value of $63.6 million and assumed debt of $47.0 million. In connection with the adoption of FIN 46 effective January 1, 2004, the Company consolidated real estate assets of $26.4 million and a mortgage payable of $20.0 million. At June 30, 2004, dividends payable were $53.1 million. In 2004, in conjunction with stock for stock option exercises, the Company recorded $1.6 million to treasury stock and $1.9 million to deferred obligation. The deferred obligation represents the portion of the common shares issuable upon exercise that were not currently issued but rather deferred pursuant to a deferral plan for which the Company maintains a separate trust. For the six months ended June 30, 2004, minority interests with a

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands)
(Unaudited)
book value of approximately $4.9 million were converted into approximately 224,000 common shares of the Company. Other assets include approximately $0.1 million, which represents the fair value of the Company’s fixed rate interest rate swaps. Included in other assets and debt is approximately $3.3 million, which represents the fair value of the Company’s reverse interest rate swaps at June 30, 2004. The foregoing transactions did not provide for or require the use of cash for the six month period ended June 30, 2004.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
Notes to Condensed Consolidated Financial Statements
1. NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION
     Developers Diversified Realty Corporation, related real estate joint ventures and subsidiaries (collectively the “Company” or “DDR”), are engaged in the business of acquiring, expanding, owning, developing, redeveloping, leasing, managing and operating shopping centers and business centers. In January 2005, the Company completed the acquisition of 15 Puerto Rican retail real estate assets from Caribbean Property Group, LLC and its related entities (“CPG”) at an aggregate cost of approximately $1.15 billion. The Company accounted for the acquisition of assets utilizing the purchase method of accounting. The amounts reported are based on the Company’s preliminary purchase price allocation and certain estimates. In the second quarter of 2005, the Company recorded an adjustment of approximately $200 million between the land and building allocations. As a result, the purchase price allocation is preliminary and subject to change.
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
Unaudited Interim Financial Statements
     The Company consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity, as defined in FIN No. 46 R “Consolidation of Variable Interest Entities” (“FIN 46”). The Company also consolidates entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined by FIN 46 R, or does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.
     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.
New Accounting Standards
Stock Based Compensation – SFAS 123(R)
     In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” This standard will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the Securities and Exchange Commission (SEC) amended the compliance date of SFAS No. 123(R) through an amendment of Regulation S-X. Public companies with calendar year-ends would be required to adopt the provisions of the standard effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effects of this proposed standard, but does not expect it to materially impact its financial position, results of operations, cash flows or its future compensation strategies.
Exchanges of Nonmonetary Assets. — SFAS 153
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair-value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair-value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has no commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
Accounting Changes and Error Corrections – SFAS 154
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effects of this proposed standard, but does not expect it to materially impact its financial position, results of operations or, cash flows.
Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights – EITF 04-5
     In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee.” When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Corporation will adopt EITF 04-05 as of December 31, 2005. The Company is currently assessing all of its investments in unconsolidated real estate joint ventures to determine the impact, if any, the adoption of EITF 04-05 will have on results of operations, financial position or liquidity.
Comprehensive Income
     Comprehensive income (in thousands) for the three month periods ended June 30, 2005 and 2004 was $59,507 and $87,598, respectively. Comprehensive income (in thousands) for the six month periods ended June 30, 2005 and 2004 was $174,343 and $138,458, respectively (Note 10).
Stock Based Compensation
     The Company applies APB 25, “Accounting for Stock Issued to Employees,” in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Assuming application of the fair value method pursuant to SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, the compensation cost, which is required to be charged against income for all plans, was $1.5 million for the three months ended June 30, 2005 and 2004, in each period, and $2.9 million for the six month periods ended June 30, 2005 and 2004, in each period (in thousands, except per share amounts).

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$67,954	$86,812	$173,503	$137,598
Add: Stock-based employee compensation included in reported net income	1,453	964	2,577	2,252
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,464)	(1,472)	(2,898)	(2,898)

	$67,943	$86,304	$173,182	$136,952

Earnings Per Share:
Basic – as reported	$0.50	$0.78	$1.35	$1.26
Basic – pro forma	$0.50	$0.78	$1.35	$1.26
Diluted – as reported	$0.50	$0.77	$1.34	$1.24
Diluted – pro forma	$0.50	$0.76	$1.33	$1.24
2. EQUITY INVESTMENTS IN JOINT VENTURES
     At June 30, 2005 and December 31, 2004, the Company had ownership interests in various joint ventures, which owned 113 and 103 shopping center properties, respectively, and 59 and 63 shopping center sites, respectively, formerly owned by Service Merchandise Company, Inc.
     Combined condensed financial information of the Company’s joint venture investments is as follows (in thousands):

	June 30,	December 31,
	2005	2004
Combined Balance Sheets:
Land	$905,570	$798,852
Buildings	2,552,810	2,298,424
Fixtures and tenant improvements	55,714	42,922
Construction in progress	37,298	25,151

	3,551,392	3,165,349
Less: accumulated depreciation	(179,758)	(143,170)

Real estate, net	3,371,634	3,022,179
Receivables, net	68,422	68,596
Leasehold interests	26,098	26,727
Other assets	124,823	96,264

	$3,590,977	$3,213,766

Mortgage debt	$2,096,892	$1,803,420
Amounts payable to DDR	112,507	20,616
Amounts payable to other partners	—	46,161
Other liabilities	76,894	75,979

	2,286,293	1,946,176
Accumulated equity	1,304,684	1,267,590

	$3,590,977	$3,213,766

Company’s share of accumulated equity (1)	$265,478	$257,944

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Combined Statements of Operations:
Revenues from operations	$109,577	$80,273	$213,297	$154,013

Rental operation expenses	38,893	27,797	75,221	52,904
Depreciation and amortization expense of real estate Investments	22,983	13,829	42,605	24,315
Interest expense	32,502	17,669	58,345	35,560

	94,378	59,295	176,171	112,779

Income before gain (loss) on sale of real estate and discontinued operations	15,199	20,978	37,126	41,234
Gain (loss) on sale of real estate	456	5	759	(8)

Income from continuing operations	15,655	20,983	37,885	41,226
Discontinued operations:
Gain (loss) from discontinued operations	(115)	515	339	297
Gain (loss) on sale of real estate, net of tax	7,721	(132)	8,722	23,892

Net income	$23,261	$21,366	$46,946	$65,415

Company’s share of equity in net income of joint ventures (2)	$7,502	$7,064	$13,997	$25,365

(1)	The difference between the Company’s share of accumulated equity and the advances to and investments in joint ventures recorded on the Company’s condensed consolidated balance sheets primarily result from the basis differentials, as described below, deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the joint venture investments.

(2)	For the three month periods ended June 30, 2005 and 2004, the difference between the $7.5 million and $7.1 million, respectively, of the Company’s share of equity in net income of joint ventures reflected above and the $8.1 million and $6.9 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is attributable to depreciation associated with basis differentials and differences in gain (loss) on sale of certain assets due to the basis differentials. For the six month periods ended June 30, 2005 and 2004, the difference between the $14.0 million and $25.4 million, respectively, of the Company’s share of equity in net income of joint ventures reflected above and the $14.6 million and $25.2 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is attributable to depreciation associated with basis differentials and differences in gain (loss) on sale of certain assets due to the basis differentials. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their share of the historical cost of the net assets of the joint venture. Basis differentials also occur when the Company acquires assets from joint ventures or contributes assets to joint ventures.
     Service fees earned by the Company through management, acquisition and financing fees, leasing and development activities performed related to the Company’s joint ventures are as follows (in millions):

	Three Month Periods		Six Month Periods
	Ended June 30		Ended June 30
	2005	2004	2005	2004
Management fees	$4.5	$3.4	$8.3	$6.0
Development fees and leasing commissions	1.1	1.0	2.0	1.3
Interest income	1.8	0.4	2.2	1.0
Acquisition and financing fees	0.9	3.0	2.3	3.0

MDT Joint Venture
     During the first quarter of 2005, the Company sold nine properties to the MDT Joint Venture for approximately $284.2 million and recognized gains totaling $62.6 million and deferred a gain of approximately $10.6 million relating to the Company’s effective 14.5% ownership interest in the venture. In April 2005, the Company sold an additional three properties to the MDT Joint Venture for approximately $63.8 million and recognized gains totaling $16.5 million and deferred a gain of approximately $2.8 million relating to the Company’s effective 14.5% ownership interest in the venture. The Company has been engaged to perform all day-to-day operations of the properties and will receive its share of ongoing fees for property management, leasing and construction management, plus periodic fees for financing and due diligence.
Other Joint Ventures
     In April 2005, one of the Company’s RVIP joint ventures, in which the Company has a 20% ownership, sold a 77,000 square foot shopping center in Richmond, California (Richmond City Center) for approximately $13.0 million. The joint venture recognized a gain of approximately $2.2 million, of which the Company’s proportionate share was approximately $0.8 million in the second quarter of 2005.
     In April 2005, the Company advanced $65.0 million to certain joint venture partners in the Community Centers V and VII joint ventures. The advance was evidenced by a note with interest at LIBOR plus 2.5% and has a maturity date of the earlier of October 2005 or the refinancing of the joint ventures’ mortgage indebtedness and is secured by the assets of the partnership. This note was repaid in full in conjunction with the refinancing in July 2005. In July 2005, the Company’s Community Centers V and VII joint venture closed on several loans aggregating $298.0 million of which $280.0 million bears a fixed rate of 5.295% and the remaining $18.0 million bears a floating rate of LIBOR plus 2.0% with maturity dates of August 2010 and July 2007, respectively. The loan proceeds were used to repay existing debt of approximately $167.0 million, with a weighted average interest rate of 6.5%. The additional $130.8 million was remitted to DDR, of which $65.2 million related to the repayment of an advance made to certain joint venture partners in the Community Centers V and VII joint ventures in April 2005. The Company recorded $0.7 million of interest income for the three months ended June 30, 2005.
     In the second quarter of 2005, the Company advanced $101.4 million to its joint venture which holds assets previously occupied by Service Merchandise. The advance is evidenced by a first mortgage note with interest at 8.0% and a maturity date of December 2005 and is secured by the assets of the partnership. At June 30, 2005 $99.8 million remained outstanding. The Company recorded $0.7 million of interest income for the three months ended June 30, 2005.
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

     In March 2004, the Company entered into an agreement to purchase interests in 110 retail real estate assets with approximately 18.8 million square feet of GLA from Benderson Development Company, Inc. and related entities (“Benderson”). The purchase price of the assets, including associated expenses, was approximately $2.3 billion, less assumed debt and the value of a 2% equity interest in certain assets initially valued at approximately $16.2 million, which are classified as operating partnership minority interests on the Company’s consolidated balance sheet. At June 30, 2005, the book value of this interest is $14.2 million as certain of these assets were sold to a joint venture with Prudential Real Estate Investors.
     The Company completed the purchase of 107 properties under the Benderson Purchase Agreement (of which 93 were purchased by the Company and 14 were purchased directly by the MDT Joint Venture) at various dates commencing May 14, 2004 through December 21, 2004. The remaining three properties will not be acquired.
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
     Benderson also entered into a five-year master lease for vacant space that was either covered by a letter of intent as of the closing date or a new lease with respect to which the tenant had not begun to pay rent as of the closing date. During the five-year master lease, Benderson agreed to pay the rent for such vacant space, until each applicable tenant’s rent commencement date. The Company recorded the master lease receivable as part of the purchase price allocation. At June 30, 2005, the master lease receivable from Benderson aggregated $3.1 million.
     The following supplemental pro forma operating data is presented for the three and six month period ended June 30, 2005 as if the acquisition of properties from CPG was completed on January 1, 2005. The following supplemental pro forma operating data is presented for the three and six month period ended June 30, 2004, as if the acquisition of assets from Benderson and related financing and the acquisition of properties from CPG and the common share offering completed in December 2004 were completed on January 1, 2004.
     The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. In addition, the following supplemental pro forma operating data does not present the sale of assets for the six months ended June 30, 2005 and 2004. The Company accounted for or will account for the acquisition of assets utilizing the purchase method of accounting. The pro forma adjustments relating to the acquisition of properties from CPG are based on the Company’s preliminary purchase price allocation and certain estimates. The Company engaged an appraiser to perform valuations of the real estate and certain other assets. As a result, the purchase price allocation is preliminary and subject to change. Therefore, the amounts included in the pro forma adjustments are preliminary and could change. There can be no assurance that the final adjustments will not be materially different from those included herein.

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
	(in thousands, except per share)		(in thousands, except per share)
	2005	2004	2005	2004
Pro forma revenues	$183,177	$193,630	$369,912	$385,173

Pro forma income from continuing operations	$46,070	$57,122	$89,183	$122,943

Pro forma income from discontinued operations	$3,010	$815	$3,014	$650

Pro forma net income available to common shareholders before cumulative effect of adoption of a new accounting standard	$54,162	$85,117	$148,147	$141,349

Pro forma net income applicable to common shareholders	$54,162	$85,117	$148,147	$138,348

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.47	$0.79	$1.34	$1.32
Income from discontinued operations	0.03	0.01	0.03	0.01
Cumulative effect of adoption of a new accounting standard	—	—	—	(0.03)

Net income applicable to common shareholders	$0.50	$0.80	$1.37	$1.30

Diluted earnings per share data:
Income from continuing operations applicable to common Shareholders	$0.47	$0.78	$1.33	$1.30
Income from discontinued operations	0.03	0.01	0.03	0.01
Cumulative effect of adoption of a new accounting standard	—	—	—	(0.03)

Net income applicable to common shareholders	$0.50	$0.79	$1.36	$1.28

4. OTHER ASSETS
Other assets consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Intangible assets:
In-place leases (including lease origination costs), net (1)	$16,619	$10,127
Tenant relations, net	11,443	12,689

Total intangible assets (2)	28,062	22,816
Other assets:
Accounts receivable, net (3)	93,197	84,843
Fair value hedge	1,317	2,263
Prepaids, deposits and other assets (4)	44,720	68,559

Total other assets	$167,296	$178,481

(1)	Includes approximately $8.7 million of intangible assets assigned based upon a preliminary purchase price allocation in conjunction with the acquisition of assets from CPG (Note 3). These amounts are preliminary and subject to change.

(2)	The Company recorded amortization expense of $2.6 million and $1.0 million for the six months ended June 30, 2005 and 2004, respectively, related to these intangible assets. The amortization period of the in — place leases and tenant relations is approximately two to 14 years and 31.5 years respectively.

(3)	Includes straight-line rent receivables net, of $31.2 million and $27.4, net, million at June 30, 2005 and December 31, 2004, respectively, and approximately $3.1 million and $3.2 million related to master lease obligation from Benderson and CPG at June 30, 2005 and December 31, 2004, respectively.

(4)	At December 31, 2004, other assets included a $30 million deposit associated with the Company’s acquisition of 15 properties from CPG in January 2005.
5. REVOLVING CREDIT FACILITIES
     The Company maintains its primary $1.0 billion unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent. The facility was amended in March 2005. As a result of the amendment, the facility provides for an accordion feature for the future expansion to $1.25 billion and extended the maturity date to May 2008. The facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates at the Company’s election, based on the prime rate as defined in the facility or LIBOR, plus a specified spread (0.675% at June 30, 2005). The specified spread over LIBOR varies depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. At June 30, 2005, $315.8 million was outstanding under this facility with a weighted average interest rate of 3.8%.
     In March 2005, the Company also consolidated its two secured revolving credit facilities with National City Bank aggregating $55 million into a $60 million unsecured revolving credit facility with a maturity date of May 2008. Following the consolidation, borrowings under this facility bear interest at variable rates based on the prime rate as defined in the facility or LIBOR plus a specified spread (0.675 % at June 30, 2005) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At June 30, 2005, $22.5 million was outstanding under this facility with a weighted average interest rate of 3.8%.
6. TERM LOAN
     In June 2005, the Company entered into secured loan agreement for which Key Bank Capital Markets and Banc of America Securities LLC acted as joint lead arrangers for the facility. The secured term loan matures in June 2008 with two one-year extension options. The interest rate, which is currently 0.85% over LIBOR, is based on grid pricing determined by the Company’s corporate credit ratings from Standard & Poor’s and Moody’s Investor Service. The term loan is secured by the equity in certain assets that are already encumbered by first mortgages. The initial amount of the term loan is $220 million, with an accordion feature that allows for a future increase to $400 million. The facility bore interest of 4.2% at June 30, 2005. Proceeds from the term loan were used to repay amounts outstanding on the Company’s revolving credit facilities.

7. UNSECURED NOTES
     In April 2005, the Company issued $400 million of senior unsecured notes, consisting of $200 million of five-year notes and $200 million of ten-year notes. The five-year notes have an interest coupon rate of 5.0%, are due on May 3, 2010 and were offered at 99.806% of par. The ten-year notes have an interest coupon rate of 5.5%, are due on May 1, 2015 and were offered at 99.642% of par. Proceeds from the offering were primarily used to repay indebtedness of the Company’s consolidated subsidiary formed in connection with the CPG acquisition, DDR PR Ventures, LLC. S.E., under the Company’s primary revolving credit facility.
8. DERIVATIVE FINANCIAL INSTRUMENTS
Cash Flow and Fair Value Hedges
     In February 2005, the Company entered into an aggregate notional amount of $286.8 million of treasury locks. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments expected to commence during the second quarter of 2005. The treasury locks were terminated in connection with the issuance of $400 million of unsecured senior notes in April 2005 (Note 7). The effective portion of this hedging relationship has been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to interest expense.
     In May 2005, the Company entered into a treasury lock with a notional amount of $200.0 million. The treasury lock was executed to hedge the benchmark interest rate associated with forecasted interest payments expected to commence during the third quarter of 2005. The expected interest payments are associated with the anticipated issuance of fixed rate borrowings, with a maximum term of seven years, in connection with the financing of the CPG acquisition. The treasury lock was designated and qualified as a cash flow hedge at June 30, 2005, and had a negative fair value of $2.8 million at June 30, 2005 and is included within other liabilities in the consolidated balance sheets. All components of the treasury lock loss were included in the assessment of hedge effectiveness, and the amount of hedge ineffectiveness recorded in the six months ended June 30, 2005 was not material. Upon commencement of the forecasted interest payments, which are expected to occur in the third quarter of 2005, the Company will reclassify its gain or loss on the effective portion of the treasury lock from accumulated other comprehensive income into earnings over the expected seven-year period, based on the effective-yield method. The seven-year treasury lock has a strike price of 3.99% and is scheduled to expire in August 2005.
Joint Venture Derivative Instruments
     In March 2005, one of the Company’s joint ventures, in which the Company has a 50% interest, entered into a notional amount of $277.5 million of treasury locks to hedge the benchmark interest rate associated with forecasted interest payments expected to commence during the third quarter of 2005. The treasury locks were terminated at maturity and the Company’s proportionate share of the effective portion of this hedging relationship has been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to interest expense.

9. CONTINGENCIES
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
10. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS
     The following table summarizes the changes in shareholders’ equity since December 31, 2004 (in thousands):

		Common
		Shares		Accumulated			Unearned
		($.10		Distributions		Accumulated	Compensation	Treasury
	Preferred	Stated	Paid-in	In Excess of	Deferred	Other	Restricted	Stock
	Shares	Value)	Capital	Net Income	Obligation	Comprehensive Income	Stock	At Cost	Total
Balance December 31, 2004	$705,000	$10,852	$1,933,433	$(92,290)	$10,265	$326	$(5,415)	$(7,852)	$2,554,319
Net income				173,503					173,503
Change in fair value of interest rate swaps						877			877
Amortization of interest rate contracts						(39)			(39)
Dividends declared common shares				(117,323)					(117,323)
Dividends declared preferred shares				(27,584)					(27,584)
Vesting of restricted stock			(1,561)		1,561		1,916		1,916
Issuance of restricted stock			2,306				(2,905)	1,646	1,047
Issuance of common shares related to exercise of stock options, dividend reinvestment plan and performance unit plan	—	20	6,705	—	—	—	(6,740)	6,206	6,191

Balance June 30, 2005	$705,000	$10,872	$1,940,883	$(63,694)	$11,826	$1,164	$(13,144)	$—	$2,592,907

     Common share dividends declared, per share, were $0.54 and $0.46 for the three month periods ended June 30, 2005 and 2004, respectively and were $1.08 and $0.92 for the six month periods ended June 30, 2005 and 2004
     In 2005, restricted stock grants to certain officers and directors of the Company, approximating 0.1 million shares of common stock of the Company, vested and were deferred through the Company’s equity award plans and, accordingly, the Company recorded $1.6 million in deferred obligations. The shares associated with the restricted stock vesting were deferred into the Company’s deferred compensation plans, which are a non-qualified compensation plans.

11. OTHER INCOME
     Other income for the three and six month periods ended June 30, 2005 and 2004 was comprised of the following (in millions):

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Lease termination fees	$1.0	$3.5	$1.5	$7.0
Acquisition and finance fees	0.9	3.0	2.3	3.0
Other miscellaneous	0.3	—	0.6	0.1

	$2.2	$6.5	$4.4	$10.1

12. DISCONTINUED OPERATIONS
     Included in discontinued operations for the three and six month period ended June 30, 2005 and 2004, are two properties sold in 2005, aggregating 0.1 million square feet, two properties classified as held for sale at June 30, 2005, aggregating 0.2 million square feet and 15 properties sold in 2004, aggregating 0.8 million square feet. The balance sheet relating to the assets held for sale and the operating results relating to assets sold and held for sale are as follows (in thousands):

June 30, 2005
Land	$222
Building	4,204
Other real estate assets	213

Less accumulated depreciation	(3,700)

Total assets held for sale	$939

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
	(in thousands)		(in thousands)
	2005	2004	2005	2004
Revenues	$233	$2,071	$489	$4,283

Expenses:
Operating	118	613	254	1,602
Interest	37	263	78	546
Depreciation	67	372	142	780
Minority interests	—	—	—	4

Total expense	222	1,248	474	2,932

Income before gain (loss) on disposition of real estate	11	823	15	1,351
Gain (loss) on disposition of real estate	2,999	(8)	2,999	(701)

Net income	$3,010	$815	$3,014	$650

13. EARNINGS PER SHARE
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

	Three Month Period		Six Month Period
	Ended June 30,		Ended June 30,
	(in thousands, except per share amounts)
	2005	2004	2005	2004
Income from continuing operations	$46,070	$44,991	$86,955	$94,573
Add: Gain on disposition of real estate	18,874	41,006	83,534	45,376
Less: Preferred stock dividends	(13,792)	(12,517)	(27,583)	(23,122)

Basic — Income from continuing operations applicable to common shareholders	51,152	73,480	142,906	116,827
Add: Operating partnership minority interests	—	624	1,458	1,196

Diluted — Income from continuing operations applicable to common shareholders	$51,152	$74,104	$144,364	$118,023

Number of Shares:
Basic — average shares outstanding	108,276	95,018	108,142	90,682
Effect of dilutive securities:
Stock options	685	1,010	715	1,117
Operating partnership minority interests	—	1,339	1,350	1,234
Restricted stock	61	48	147	73

Diluted — average shares outstanding	109,022	97,415	110,354	93,106

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.47	$0.77	$1.32	$1.28
Income from discontinued operations	0.03	0.01	0.03	0.01
Cumulative effect of adoption of a new accounting standard	—	—	—	(0.03)

Net income applicable to common shareholders	$0.50	$0.78	$1.35	$1.26

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	0.47	$0.76	$1.31	$1.26
Income from discontinued operations	0.03	0.01	0.03	0.01
Cumulative effect of adoption of a new accounting standard	—	—	—	(0.03)

Net income applicable to common shareholders	$0.50	$0.77	$1.34	$1.24

14. SEGMENT INFORMATION
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
     The shopping center segment consists of 445 shopping centers, including 174 owned through joint ventures (two of which are consolidated by the Company), in 44 states, plus Puerto Rico, aggregating approximately 75.3 million square feet of Company-owned GLA. These shopping centers range in size from approximately 10,000 square feet to 750,000 square feet of Company-owned GLA. The business center segment consists of 32 business centers in 11 states aggregating approximately 4.0 million square feet of Company-owned GLA. These business centers range in size from approximately 10,000 square feet to 330,000 square feet of Company-owned GLA.
     The table below presents information about the Company’s reportable segments for the three and six month periods ended June 30, 2005 and 2004.

		Three Months ended June 30, 2005
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$7,897	$175,280		$183,177
Operating expenses	(2,866)	(43,648)		(46,514)

	5,031	131,632		136,663
Unallocated expenses (A)			(97,395)	(97,395)
Equity in net income of joint ventures		8,055		8,055
Minority interests			(1,253)	(1,253)

Income from continuing operations				$46,070

		Three Months ended June 30, 2004
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$8,488	$138,178		$146,666
Operating expenses	(2,627)	(32,711)		(35,338)

	5,861	105,467		111,328
Unallocated expenses (A)			(72,314)	(72,314)
Equity in net income of joint ventures		6,943		6,943
Minority interests			(966)	(966)

Income from continuing operations				$44,991

		Six Months ended June 30, 2005
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$15,874	$346,093		$361,967
Operating expenses	(5,422)	(87,755)		(93,177)

	10,452	258,338		268,790
Unallocated expenses (A)			(193,741)	(193,741)
Equity in net income of joint ventures		14,566		14,566
Minority interests			(2,660)	(2,660)

Income from continuing operations				$86,955

Total real estate assets	$267,323	$6,338,195		$6,605,518

		Six Months ended June 30, 2004
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$16,700	$252,889		$269,589
Operating expenses	(5,234)	(61,345)		(66,579)

	11,466	191,544		203,010
Unallocated expenses (A)			(131,490)	(131,491)
Equity in net income of joint ventures		25,164		25,164
Minority interests			(2,110)	(2,110)

Income from continuing operations				$94,573

Total real estate assets	$268,117	$5,605,207		$5,873,324

(A)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax expense, other expense and depreciation and amortization as listed in the condensed consolidated statements of operations.
15. SUBSEQUENT EVENTS
     In the third quarter of 2005, the Company entered into an agreement with a fund managed by Lubert-Adler Partners, which is owned in part by a Director of the Company, to purchase the real estate underlying 36 open and operating Mervyns stores for approximately $396.2 million. The portfolio approximates 2.7 million square feet and is 100% occupied by Mervyns.
      Also in the third quarter of 2005, Macquarie DDR Trust (“MDT”), an Australian Listed Property Trust jointly managed by Developers Diversified and Macquarie Bank Limited (ASX: MBL), an international investment bank and leading advisor and manager of specialized real estate funds, has agreed to acquire a 50% interest in these assets. The Company will be engaged to perform all day-to-day operations of the properties and receive ongoing fees for property management, leasing and construction management, plus its share of periodic fees for financing and due diligence.
     In August 2005, the Company entered into an agreement to sell 25 office and industrial buildings for approximately $177.0 million, which includes a subordinate purchase price of approximately $7.0 million.

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

Executive Summary
     The Company’s portfolio continues to produce consistently favorable results. The Company believes opportunities still exist and are available for continued growth and that the currently owned assets are positioned in the prime spot of retailers’ growth. Tenant demand may not only guarantee future growth in the Company’s core portfolio but could also provide opportunities for new leasing at developments, helping to ensure that these assets will continue to maintain attractive returns and create long term shareholder value.
     Currently, the real estate industry is experiencing compressed cap rates, making it much more difficult to pursue a core acquisition strategy. Therefore, DDR believes that companies such as itself, that have strong development and redevelopment competencies are uniquely positioned to create value through development rather than through financial engineering. To this end, DDR has assembled over a billion dollars in development projects and, upon completion, these projects could represent nearly a billion dollars of potential value creation over the next few years as they are developed.
     The Company is excited about its development pipeline and has added three new additions to the pipeline list this quarter. These projects aggregate approximately 1.5 million square feet and include the following: Southern Tier Crossings in Horseheads, New York, which is located in the Elmira / Corning metro area and is expected to open in 2007; McHenry Square in the McHenry / Lake Zurich, Illinois trade area, northeast of Chicago expected to open in late 2006; and Seabrook Town Center in Seabrook, New Hampshire expected to open in late 2007.
     In addition, the Company entered into a new 300,000 square foot development opportunity in Merriam, Kansas through its joint venture with Coventry II, which complements the Company’s existing property, Merriam Town Center. Once the new development is complete, DDR will control in Merriam, Kansas almost 0.8 million square feet of retail, contributing to DDR’s substantial position in the overall Kansas City metro area.
     In addition to development, the Company has captured opportunities to create shareholder value by structuring joint ventures and executing the disposition of troubled retailers’ real estate holdings. For example, in 1998, the Company purchased in excess of 30 former Best Products stores through a joint venture interest, and in 2002, the Company purchased 227 former Service Merchandise locations through another joint venture.
     The Company is broadly marketing 42 former Service Merchandise assets, aggregating nearly 2.3 million square feet. Based on preliminary indications from the market, the Company anticipates that the bidding will be favorable. These assets have either been redeveloped or retenanted and are now fully stabilized. This marketing effort, which is primarily targeted at the private investment market, particularly 1031 exchange buyers, takes advantage of currently aggressive pricing for small, income-producing assets.
     The Company believes that these assets were acquired as a natural fit to the Company’s core business, providing an opportunity to enhance relationships with national tenants. Today, the tenant roster at these assets is dominated by names commonly found in DDR’s core portfolio: Best Buy, Circuit City, PETsMART, Michael’s, Jo-Ann Stores, Staples, Office Depot, Bed Bath & Beyond, Dollar Tree, David’s Bridal and Marshall’s. The successful repositioning of such a large number of assets demonstrates the Company’s ability to execute its strategy and illustrates the strength and depth of the leasing and development teams.

     Additionally, $101.4 million of debt on the Service Merchandise portfolio was replaced with a secured loan from DDR to the joint venture. This financing allows the underlying assets to become unencumbered in order to market the stabilized properties for sale. The Company anticipates this loan to be repaid by the end of 2005.
     Similarly, the Company continues to take advantage of a variety of opportunities to sell assets and recycle capital into higher yielding investments. DDR regularly looks for opportunities to reduce the cost of capital and achieve goals of increasing liquidity, maintaining a conservative fixed charge coverage ratio and holding variable rate debt to a comfortable level. This proactive approach includes frequent discussions with investment bankers regarding market conditions and reviews of the loan portfolio for opportunities to refinance.
     In 2005, the Company prepaid $565.0 million of floating rate mortgage debt, at LIBOR plus 270 basis points, that encumbered eleven Puerto Rican assets. In April 2005, the Company issued $200 million of ten-years unsecured fixed rate notes and $200 million of five-year unsecured fixed rate notes with a weighted average interest rate of 5.25%. In addition, the Company obtained a new $220.0 million secured term loan, at LIBOR plus 85 basis points, which has an accordion feature to $400.0 million, matures in 2008 and has two one-year extensions. The new term loan is secured by assets that were already encumbered by first mortgages, but at very low leverage, which allowed the Company to efficiently tap the Company’s existing equity in these assets. The refinancings improved DDR’s financial position by increasing the unencumbered asset pool and reducing the unsecured debt balance. Moreover, this facility will enable the Company to raise additional capital through the accordion feature at an attractive cost without encumbering additional assets in the portfolio and is a highly flexible financing tool with provisions to add and remove collateral as the Company deems appropriate.
     Financings such as this one assist in allowing the Company to progress toward strengthening the balance sheet and reducing the exposure to variable rate debt. Although the Company’s ratios may fluctuate when the Company acquires a large portfolio of assets, DDR continues to demonstrate its ability to integrate these portfolios and effectively maintain ratios at comfortable levels. Improvements to the balance sheet and financial strength were recognized by Fitch in July 2005 when the Company was upgraded on its senior unsecured corporate debt rating from BBB- to BBB.
     In regards to the Company’s recent acquisition of assets in Puerto Rico, progress continues on many fronts as national retailers, the vast majority of tenants that currently trade in Puerto Rico, express continued excitement about the market and a strong desire to find new opportunities. Moreover, several other US retailers are pursuing opening their first stores in Puerto Rico and have selected DDR centers to launch these new concepts.

Results of Operations
     Revenues from Operations

	Three months ended June 30,
	2005	2004	$ Change	% Change
		(in thousands)
Base and percentage rental revenues	$131,815	$104,595	$27,220	26.0%
Recoveries from tenants	39,742	29,587	10,155	34.3
Ancillary income	2,063	615	1,448	235.4
Other property related income	1,657	1,157	500	43.2
Management fee income	4,983	3,592	1,391	38.7
Development fee income	681	604	77	12.7
Other	2,236	6,516	(4,280)	(65.7)

Total revenues	$183,177	$146,666	$36,511	24.9%

	Six months ended June 30,
	2005	2004	$ Change	% Change
		(in thousands)
Base and percentage rental revenues	$262,506	$193,632	$68,874	35.6%
Recoveries from tenants	78,012	54,973	23,039	41.9
Ancillary income	3,880	1,377	2,503	181.8
Other property related income	2,747	2,055	692	33.7
Management fee income	9,275	6,702	2,573	38.4
Development fee income	1,168	794	374	47.1
Other	4,379	10,056	(5,677)	(56.5)

Total revenues	$361,967	$269,589	$92,378	34.3%

     Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2004, excluding properties under development and those classified as discontinued operations) increased approximately $2.9 million, or 2.2%, for the six months ended June 30, 2005 as compared to the same period in 2004. The increase in base and percentage rental revenues is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$2.9
Acquisition of assets	81.3
Development and redevelopment of nine shopping center	3.5
properties Transfer of 43 properties to joint ventures	(20.2)
Business center properties	(0.9)
Straight line rents	2.3

$68.9

     At June 30, 2005, the aggregate occupancy of the Company’s shopping center portfolio was 95.0% as compared to 94.4% at June 30, 2004. The average annualized base rent per occupied square foot was $11.27 at June 30, 2005 as compared to $10.67 at June 30, 2004.
     At June 30, 2005, the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 94.4% as compared to 93.3% at June 30, 2004. The average annualized base rent per leased square foot was $10.30 at June 30, 2005 as compared to $9.78 at June 30, 2004.

     At June 30, 2005, the aggregate occupancy rate of the Company’s joint venture shopping centers was 96.3% as compared to 97.8% at June 30, 2004. The average annualized base rent per leased square foot was $12.07 at June 30, 2005 as compared to $12.92 at June 30, 2004. The decrease in occupancy and rent per square foot is primarily related to the change in properties owned through joint ventures and not to a decrease in operating performance of the joint venture properties.
     At June 30, 2005, the aggregate occupancy of the Company’s business centers was 64.5% as compared to 79.6% at June 30, 2004. The decrease in occupancy is a function of tenant downsizing of space.
     The increase in recoveries from tenants was primarily related to the acquisition of properties from Benderson Development Company, Inc. and related entities (“Benderson”) and CPG which contributed $26.1 million for the six months ended June 30, 2005. These increases were offset by a decrease of $6.0 million related to the transfer of 30 of the Company’s core portfolio properties to joint ventures. The remaining increase of $2.9 million related to the Company’s development properties becoming operational and an increase in operating expenses at the remaining shopping center and business center properties. Recoveries were approximately 83.7% and 83.2% of operating expenses and real estate taxes for the six months ended June 30, 2005 and 2004, respectively. The slight increase is primarily attributable to changes in the Company’s portfolio of properties and occupancy increases.
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
     The increase in management fee income is primarily from joint ventures formed in 2004 and 2005, which aggregated $3.0 million. This increase was offset by the sale of several of the Company’s joint venture properties, which contributed approximately $0.4 million of management fee income in 2004. Management fee income is expected to continue to increase as the MDT Joint Venture and other joint ventures acquire additional properties.
     Development fee income was primarily earned through the redevelopment of four assets through the Coventry II Joint Venture. The Company expects to continue to pursue additional development joint ventures as opportunities present themselves.
     Other income is comprised of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Lease termination fees	$1.0	$3.5	$1.5	$7.0
Acquisition and financing fees (1)	0.9	3.0	2.3	3.0
Other miscellaneous	0.3	—	0.6	0.1

	$2.2	$6.5	$4.4	$10.1

(1)	Financing fees received in connection with the MDT Joint Venture. The Company fees are based upon the timing of the transactions at the joint venture.
     Expenses from Operations

	Three months ended June 30,
	2005	2004	$ Change	% Change
	(in thousands)
Operating and maintenance	$25,399	$15,230	$10,169	66.8%
Real estate taxes	21,115	19,624	1,491	7.6
General and administrative	12,964	11,050	1,914	17.3
Depreciation and amortization	39,620	31,558	8,062	25.5

	$99,098	$77,462	$21,636	27.9%

	Six months ended June 30,
	2005	2004	$ Change	% Change
	(in thousands)
Operating and maintenance	$50,429	$31,162	$19,267	61.8%
Real estate taxes	42,748	34,933	7,815	22.4
General and administrative	26,607	21,494	5,113	23.8
Depreciation and amortization	80,942	56,289	24,653	43.8

	$200,726	$143,878	$56,848	39.5%

     Operating and maintenance expenses include the Company’s provision for bad debt expense which approximated 1.1% and 0.8% of total revenues for the six months ended June 30, 2005 and 2004, respectively (See Economic Conditions). The increase in operating and maintenance expenses is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$0.3
Acquisition of assets	16.8
Development and redevelopment of nine shopping center properties	2.4
Transfer of 43 properties to joint ventures	(2.3)
Business center properties	0.3
Provision for bad debt expense	1.8

$19.3

     Real estate taxes increased due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$0.5
Acquisition of assets	10.9
Development and redevelopment of nine shopping center properties	0.5
Transfer of 43 properties to joint ventures	(4.0)
Business center properties	(0.1)

$7.8

     The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments, primarily the acquisition of assets from Benderson and CPG. Total general and administrative expenses were approximately 4.6%

and 5.0%, of total revenues, including total revenues of joint ventures, for the six months ended June 30, 2005 and 2004, respectively.
     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain direct construction administration costs consisting of direct wages and benefits, travel expenses and office overhead costs of $3.3 million and $3.5 million for the six months ended June 30, 2005 and 2004, respectively.
     Depreciation and amortization expense increased due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$2.2
Acquisition of assets	25.0
Development and redevelopment of nine shopping center properties	1.8
Transfer of 30 properties to joint ventures	(4.4)
Business center properties	0.1

$24.7

     Other Income and Expenses

	(in thousands)
	Three months ended June 30,
	2005	2004	$ Change	% Change
Interest income	$2,425	$997	$1,428	143.2%
Interest expense	(45,196)	(30,471)	(14,725)	48.3
Other expense	(1,642)	(11)	(1,631)	14,827.3

	$(44,413)	$(29,485)	$(14,928)	50.6%

		(in thousands)
	Six months ended June 30,
	2005	2004	$ Change	% Change
Interest income	$3,434	$2,358	$1,076	45.6%
Interest expense	(87,119)	(55,142)	(31,977)	58.0
Other expense	(1,942)	(32)	(1,910)	5,968.8

	$(85,627)	$(52,816)	$(32,811)	62.1%

     Interest income increased primarily as a result of the advance of $101.4 to the Service Merchandise joint venture and $65.0 million to the Community Centers V and VII joint ventures. The Community Centers advance was repaid in July 2005.
     Interest expense increased primarily due to the acquisition of assets combined with other development assets becoming operational and the increase in short term interest rates. The weighted average debt outstanding for the six month period ended June 30, 2005 and related weighted average interest rate was $3.4 billion and 5.4%, respectively, compared to $2.5 billion and 4.9%, respectively, for the same period in 2004. At June 30, 2005 and 2004, the Company’s weighted average interest rate was 5.1% and 4.9%, respectively. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $2.4 million and $4.9 million for the three and six month periods ended June 30, 2005, as compared to $2.6 million and $5.0 million for the same period in 2004.
     Other expense is comprised of abandoned acquisition and development project costs, an impairment charge and litigation expense. In the second quarter of 2005, the Company recorded an impairment charge of approximately $0.6 million relating to one remaining former Best Products site and certain non-recurring litigation costs of $0.7 million.
Other

	Three months ended June 30,
	2005	2004	$ Change	% Change
	(in thousands)
Equity in net income of joint ventures	$8,055	$6,943	$1,112	16.0%
Minority interests	(1,253)	(966)	(287)	29.7
Income tax of taxable REIT subsidiaries and franchise taxes	(398)	(705)	(307)	(43.5)

	Six months ended June 30,
	2005	2004	$ Change	% Change
	(in thousands)
Equity in net income of joint ventures	$14,566	$25,164	$(10,598)	(42.1)%
Minority interests	(2,660)	(2,110)	(550)	26.1
Income tax of taxable REIT subsidiaries and franchise taxes	(565)	(1,376)	811	(58.9)
     The decrease in equity in net income of joint ventures is primarily as a result of a decrease in gain on sales of joint venture assets in 2005 as compared to 2004. This amount was partially offset by an increase in joint venture income from newly formed joint ventures in 2004, including assets acquired by the Company’s MDT Joint Venture. In 2005, the Company sold its interest in a 20% owned shopping center and several sites formerly occupied by Service Merchandise and recognized an aggregate gain of approximately $3.9 million of which the Company’s proportionate share was $1.3 million. In 2004, the Company sold its interest in a 20% owned shopping center, a 35% owned shopping center, and several sites formerly occupied by Service Merchandise and recognized an aggregate gain of approximately $23.9 million of which the Company’s proportionate share was $8.2 million. In addition, in 2004, the Company recognized promoted income of approximately $3.3 million relating to the sale of a shopping center transferred to the MDT Joint Venture in November 2003 upon the elimination of contingencies and substantial completion and lease up in 2004. These transactions in 2004 resulted in a net decrease in income of approximately $6.9 million comprised of gain on sale and operating income. The joint ventures formed in 2004 contributed additional net income of approximately $1.3 million compared to the six months ended June 30, 2004. The remaining net decrease of $1.7 million is primarily due to increased depreciation and amortization charges at various joint ventures.
     Minority equity interest expense increased primarily due to the issuance of common operating partnership units in conjunction with the acquisition of assets from Benderson in May 2004 offset by the conversion of 0.2 million operating partnership units into an equal amount of common shares of the Company in 2004. In addition, in 2005, the Company sold a 4% interest in a consolidated investment.
     Income tax expense and franchise tax of the Company’s taxable REIT subsidiaries decreased due to a reduction in franchise taxes from assets disposed of in 2004 and the loss on sale of an asset in 2005.

     Discontinued Operations

	Three months ended June 30,
	2005	2004	$Change	% Change
		(in thousands)
Income from operations	$11	$823	$(812)	(98.7)%
Loss on disposition of real estate, net	2,999	(8)	3,007	(37,587.5)

	Six months ended June 30,
	2005	2004	$Change	% Change
		(in thousands)
Income from operations	$15	$1,351	$(1,336)	(98.9)%
Loss on disposition of real estate, net	2,999	(701)	3,700	(527.8)
     Included in discontinued operations for the three and six month period ended June 30, 2005 and 2004, are two properties sold in 2005, aggregating 0.1 million square feet, two properties classified as held for sale at June 30, 2005, aggregating 0.2 million square feet and 15 properties sold in 2004, aggregating 0.8 million square feet.
     Gain (loss) on the disposition of discontinued operations is primarily due to the sale of two non-core properties in 2005 and the loss on sale of a former Best Products site in 2004.
Gain on Disposition of Assets and Cumulative Effect of Adoption of a New Accounting Standard

	Three months ended June 30,
	2005	2004	$ Change	% Change
		(in thousands)
Gain on disposition of assets	$18,874	$41,006	$(22,132)	(54.0)%

	Six months ended June 30,
	2005	2004	$ Change	% Change
		(in thousands)
Gain on disposition of assets	$83,534	$45,376	$38,158	84.1%
Cumulative effect of adoption of a new accounting standard	—	(3,001)	3,001	(100.0)
     Gain on disposition of real estate in 2005 relates to the transfer of 12 assets to the MDT Joint Venture which aggregated $79.1 million and are not classified as discontinued operations due to the Company’s continuing involvement resulting from its retained ownership interest. In addition, land sales, which did not meet the discontinued operations disclosure requirement, aggregated $4.5 million of gains in 2005 offset by other items related to assets previously sold aggregating $0.1 million.
     Gain on disposition of real estate in 2004 relates to the transfer of eight assets to an effectively 14.5% owned joint venture which aggregated $38.6 million and is not classified as discontinued operations due to the Company’s continuing involvement. In addition, land sales, which did not meet the discontinued operations disclosure requirement, aggregated $6.8 million.
     The cumulative effect of adoption of a new accounting standard is attributable to the consolidation of the partnership that owns a shopping center in Martinsville, Virginia upon adoption of FIN 46. This amount represents the minority partner’s share of cumulative losses in the partnership that were eliminated upon consolidation.

Net Income

	Three months ended June 30,
	2005	2004	$ Change	% Change
		(in thousands)
Net Income	$67,954	$86,812	$(18,858)	(21.7)%

	Six months ended June 30,
	2005	2004	$ Change	% Change
		(in thousands)
Net Income	$173,503	$137,598	$35,905	26.1%

     Net income increased primarily due to the acquisition of assets and gain on sale of assets. A summary of the changes from 2004 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses, real estate taxes, general and administrative expenses, other expenses and interest income)	$59.3
Increase in gain on disposition of real estate	38.2
Decrease in equity in net income of joint ventures	(10.6)
Increase in interest expense	(32.0)
Increase in depreciation expense	(24.7)
Increase in minority interest expense	(0.5)
Decrease in income tax expense	0.8
Increase in income from discontinued operations	2.4
Decrease in cumulative effect of adoption of a new accounting standard (FIN 46)	3.0

$35.9

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
     For the three month period ended June 30, 2005, FFO applicable to common shareholders increased $10.9 million, to $92.5 million as compared to $81.6 million for the same period in 2004. For the six month period ended June 30, 2005, FFO applicable to common shareholders increased $47.2 million, to $191.6 million as compared to $144.4 million for the same period in 2004. The increase in total FFO in 2005 is principally attributable to increases in revenues from the Core Portfolio Properties, the acquisition of assets, developments and the gain on sale of certain recently developed assets.

     The Company’s calculation of FFO is as follows (in thousands):

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income applicable to common shareholders (1)	$54,162	$74,295	$145,920	$114,476
Depreciation and amortization of real estate investments	39,492	31,208	80,335	55,966
Equity in net income of joint ventures	(8,055)	(6,943)	(14,566)	(25,164)
Joint ventures’ FFO (2)	10,764	11,065	22,080	23,741
Minority interest expense (OP Units)	729	625	1,458	1,197
Gain on disposition of real estate, net (3), (4)	(4,557)	(28,639)	(43,620)	(28,799)
Cumulative effect of adoption of a new accounting standard (4)	—	—	—	3,001

FFO available to common shareholders	92,535	81,611	191,607	144,418
Preferred dividends	13,792	12,517	27,583	23,122

Total FFO	$106,327	$94,128	$219,190	$167,540

(1)	Includes straight line rental revenues of approximately $3.2 million and $1.9 million for the three month periods ended June 30, 2005 and 2004, respectively, and $5.8 million and $3.5 million for the six month periods ended June 30, 2005 and 2004, respectively.

(2)	Joint ventures’ FFO is summarized as follows:

	Three Month Periods		Six Month Periods
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income (a)	$23,261	$21,366	$46,946	$65,415
(Gain) loss on disposition of real estate, net (b)	(7,443)	126	(7,773)	(23,988)
Depreciation of real estate investments	23,042	14,260	42,925	25,038

	$38,860	$35,752	$82,098	$66,465

DDR ownership interest (c)	$10,764	$11,065	$22,080	$23,741

(a)	Revenue for the three month periods ended June 30, 2005 and 2004 included approximately $2.1 million and $1.6 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.3 million in each period. Revenue for the six month periods ended June 30, 2005 and 2004 included approximately $3.6 million and $2.7 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.6 million and $0.5 million, respectively.

(b)	The gain or loss on disposition of recently developed shopping centers is not reflected as an adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or are assets sold in conjunction with the formation of the joint venture that holds the designation rights for the Service Merchandise properties.

(c)	The Company’s share of joint venture net income has been reduced by $0.6 million and $0.2 million for the six month period ended June 30, 2005 and 2004 , respectively, related to basis depreciation and adjustments to gain on sale. . At June 30, 2005 and 2004, the Company owned joint venture interests relating to 113 and 74 operating shopping center properties, respectively. In addition, at June 30, 2005 and 2004, the Company owned through its approximately 25% owned joint venture, 59 and 69 shopping center sites, respectively, formerly owned by Service Merchandise. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.
(3)	For the three month period ended June 30, 2005 and 2004, net gains resulting from residual land sales aggregated $2.6 million and $2.4 million, respectively. For the six month period ended June 30, 2005 and 2004, net gains resulting from residual land sales aggregated $4.5 million and $6.8 million, respectively. The gain on sale of recently developed shopping centers is included in FFO, as the Company considers these properties as part of the merchant building program. These gains aggregated $38.3 million, and $10.1 million for the six month period ended June 30, 2005 and 2004, respectively. These gains include a portion of the net gain recognized of approximately $6.6 million from the sale of a shopping center located in Plainville, Connecticut through the Company’s taxable REIT subsidiary, associated with its merchant building program. The remaining $14.3 million of the gain recognized on the sale of the shopping center located in Plainville, Connecticut was not included in the computation of FFO as the Company believes such amount was derived primarily from the acquisition of its partner’s approximate 75% interest in the shopping center following substantial completion of development.

(4)	The Company recorded a charge of $3.0 million as a cumulative effect of adoption of a new accounting standard attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in the partnership.
Liquidity and Capital Resources
The Company’s cash flow activities are summarized as follows (in thousands):

	Six Month Periods
	Ended June 30,
	2005	2004
Cash flow from operating activities	$175,009	$143,436
Cash flow used for investing activities	(422,055)	(1,413,582)
Cash flow provided by financing activities	237,485	1,279,973
     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements and that cash on hand, borrowings under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset sales, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities for the six months ended June 30, 2005 as compared to June 30, 2004 was primarily attributable to the acquisition of assets and various financing transactions. The Company’s acquisition and developments completed in 2005 and 2004, new leasing and expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s cash flow. Changes in cash flow from investing activities are described in Strategic Real Estate Transactions. Changes in cash flow from financing activities are described in Financing Activities.
     In November 2004, the Company’s Board of Directors approved an increase in the 2005 quarterly dividend per common share to $0.54. The Company anticipates that the increased dividend level will continue to result in a conservative payout ratio. The Company’s common share dividend payout ratio for the first six months of 2005 approximated 62.0% of reported FFO, as compared to 60.9% for the same period in 2004. A low payout ratio enables the Company to retain more capital, which will be utilized towards attractive investment opportunities in the development, acquisition and expansion of portfolio properties or for debt repayment. The Company believes that it still has one of the lowest pay-out ratios in the industry. See “Off Balance Sheet Arrangements” and “Contractual Obligations and Other Commitments” sections for discussion of additional disclosure of capital resources.
Acquisitions, Developments and Expansions
     During the six month period ended June 30, 2005, the Company and its joint ventures invested $1.4 billion, net, to acquire, develop, expand, improve and re-tenant its properties which is comprised of $1.0 billion from its wholly-owned properties and $0.4 billion from its joint ventures. The Company’s expansion, acquisition and development activity is summarized below:
Strategic Real Estate Transactions
Caribbean Properties Group
     In January 2005, the Company completed the acquisition of 15 Puerto Rican retail real estate assets, totaling nearly 5.0 million square feet from CPG at an aggregate cost of approximately $1.15 billion. The financing for the transaction was provided by the assumption of approximately $660 million of existing debt and line of credit borrowings on the Company’s $1.0 billion senior unsecured credit facility and the application of a $30 million deposit funded in 2004.
MDT Joint Venture
     During the first quarter of 2005, the Company sold nine properties to the MDT Joint Venture for approximately $284.2 million and recognized gains totaling $62.6 million, of which $23.7 million represented merchant building gains from recently developed shopping centers, and deferred a gain of approximately $10.6 million relating to the Company’s effective 14.5% ownership interest. In April 2005, the Company sold three properties to the MDT Joint Venture for approximately $63.8 million and recognized additional gains totaling $16.5 million, of which $14.6 million represented merchant building gains, and deferred a gain of approximately $2.8 million relating to the Company’s effective 14.5% interest. The Company maintains an approximate 14.5% effective ownership interest in the properties through this joint venture. The Company has been engaged to perform all day-to-day operations of the properties and will receive its share of ongoing fees for property management, leasing and construction management, in addition to other periodic fees for financing and due diligence.

Expansions
     During the six month period ended June 30, 2005, the Company completed four expansion and redevelopment projects located in Tallahassee, Florida; Suwanee, Georgia; Hendersonville, North Carolina and Johnson City, Tennessee at an aggregate cost of $13.6 million. The Company is currently expanding/redeveloping eleven shopping centers located in Gadsden, Alabama; Hoover, Alabama; Ocala, Florida; Ottumwa, Iowa; Gaylord, Michigan; Princeton, New Jersey; Mooresville, North Carolina; Allentown, Pennsylvania; Erie, Pennsylvania and two projects in Bayamon, Puerto Rico, at a projected incremental cost of approximately $57.2 million. The Company is also scheduled to commence construction on an additional expansion and redevelopment project at its shopping center located in Amherst, New York.
     During the six month period ended June 30, 2005, a joint venture of the Company completed the expansion of its shopping center located in Merriam, Kansas at an aggregate cost of $1.2 million. Three of the Company’s joint ventures are currently expanding/redeveloping their shopping centers located in Phoenix, Arizona; Lancaster, California and Kansas City, Missouri at a projected incremental cost of approximately $48 million. Two of the Company’s joint ventures are also scheduled to commence additional expansion/redevelopment projects at their shopping centers located in Deer Park, Illinois and Kirkland, Washington.
Development (Consolidated)
     During the six month period ended June 30, 2005, the Company substantially completed the construction of its shopping center located in Overland Park, Kansas.
     The Company currently has seven shopping center projects under construction. These projects are located in Miami, Florida; Chesterfield, Michigan; Lansing, Michigan; Freehold, New Jersey; Mount Laurel, New Jersey; Apex, North Carolina (Beaver Creek Crossings – Phase I) and Pittsburgh, Pennsylvania. These projects are scheduled for completion during 2005 and 2006 at a projected aggregate cost of approximately $287.4 million and will create an additional 2.8 million square feet of retail space. At June 30, 2005, approximately $172.3 million of costs were incurred in relation to these development projects.
     The Company anticipates commencing construction in 2005 on five additional shopping centers located in McHenry, Illinois; Norwood, Massachusetts; Seabrook, New Hampshire; Horseheads, New York and McKinney, Texas.
     The wholly-owned and consolidated development funding schedule as of June 30, 2005 is as follows (in millions):

Funded as of June 30, 2005	$228.7
Projected Net Funding During 2005	51.1
Projected Net Funding Thereafter	167.9

Total	$447.7

Development (Joint Ventures)
     The Company has joint venture development agreements for four shopping center projects. These projects have an aggregate projected cost of approximately $110.1 million. These projects are located in Merriam, Kansas; Jefferson County (St. Louis), Missouri; Apex, North Carolina (Beaver Creek Crossings – Phase II), adjacent to a wholly-owned development project; and San Antonio, Texas. The projects located in Merriam, Kansas and San Antonio, Texas are being developed through the Coventry II program. A portion of the project located in Jefferson County (St. Louis), Missouri has been substantially completed. The remaining projects are scheduled for completion in 2005 and 2006. At June 30, 2005, approximately $48.8 million of costs were incurred in relation to these development projects.
     The joint venture development funding schedule as of June 30, 2005, is as follows (in millions):

		JV Partners’
	DDR’s	Proportionate	Proceeds from
	Proportionate Share	Share	Construction Loans	Total
Funded as of June 30, 2005	$12.7	$6.3	$29.8	$48.8
Projected Net Funding During 2005	0.4	1.2	24.2	25.8
Projected Net Funding Thereafter	0.3	1.5	33.7	35.5

Total	$13.4	$9.0	$87.7	$110.1

Dispositions
     In the second quarter of 2005, the Company sold two shopping center properties aggregating 0.1 million square feet for approximately $4.2 million and recognized a non-FFO gain of approximately $3.0 million. The Company sold several out parcels during the second quarter and recognized a gain of approximately $2.6 million from these sales. In July, the Company sold two shopping center properties aggregating 0.2 million square feet for approximately $2.0 million and will recognize a non-FFO gain of approximately $1.0 million in the third quarter of 2005. The second quarter operating results for these assets are reflected in discontinued operations.
     In April 2005, one of the Company’s RVIP joint ventures, in which the Company has a 20% ownership, sold a 77,000 square foot shopping center in Richmond, California (Richmond City Center) for approximately $13.0 million. The joint venture recognized a non-FFO gain of approximately $2.2 million, of which the Company’s proportionate shares was approximately $0.8 million in the second quarter of 2005.
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
     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $23.9 million at June 30, 2005. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through new or existing construction loans.
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $175.6 million at June 30, 2005 for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owing to DDR. The Company has guaranteed base rental income from one to three years at 12 centers held through the Service Merchandise joint venture, aggregating $3.3 million at June 30, 2005. The Company has not recorded a liability for the guarantee as the subtenants of the KLA/SM affiliates are paying rent as due. The Company has recourse against the other parties in the partnership in the event of default.
     The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.
     The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $2.1 billion and $1.8 billion at June 30, 2005 and December 31, 2004, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the Company and its partners in certain limited situations such as misuse of funds and material misrepresentations. In connection with one of the Company’s joint ventures under development, the Company agreed to fund any amounts due the joint venture’s construction lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $23.4 million at June 30, 2005.
Financing Activities
     In July 2005, the Company’s Community Centers V and VII joint ventures closed on several loans aggregating $298.0 million, of which $280.0 million bears a fixed rate of 5.295% and the remaining $18.0 million bears a floating rate of LIBOR plus 2.0% with maturity dates of August 2010 and July 2007, respectively. The loan proceeds were used to repay existing debt of approximately $167.0 million, with a weighted average interest rate of 6.5%. The additional $130.8 million was remitted to DDR, of which $65.2 million related to the repayment of an advance made to certain joint venture partners in the Community Centers V and VII joint ventures in April 2005.
     In June 2005, the Company entered into a $220 million secured term loan agreement for which KeyBank Capital Markets and Banc of America Securities LLC acted as joint lead arrangers for the facility. The secured term loan matures in June 2008 with two one-year extension options available to the Company. The interest rate, which is currently 0.85% over LIBOR, is based on grid pricing determined by the Company’s corporate credit ratings from S&P and Moody’s. The term loan is secured by the equity in certain assets that are already encumbered by first mortgages. The initial amount of the term loan is $220 million, with an accordion feature that allows for a future increase to $400 million. Proceeds from the term loan were used to repay amounts outstanding on the Company’s revolving credit facilities.
     In April 2005, the Company issued $400 million of senior unsecured notes, consisting of $200 million of five-year notes and $200 million of ten-year notes. The five year notes have an interest coupon rate of 5.0%, are due on May 3, 2010 and were offered at 99.806% of par. The ten-year notes have an interest coupon rate of 5.5%, are due on May 1, 2015 and were offered at 99.642% of par. The effective interest rate, after taking into account the treasury rate locks that were previously entered into by the Company, will adjust the five-year rate to approximately 4.95% and the ten-year rate to approximately 5.37%. Proceeds from the offering were primarily used to repay variable rate indebtedness of the Company’s consolidated subsidiary formed in connection with the CPG acquisition, DDR PR Ventures LLC, S.E., under the Company’s primary revolving credit facility.
     In March 2005, the Company amended and restated its $1 billion primary revolving credit facility with JP Morgan Securities, Inc. and Banc of America Securities LLC as joint lead arrangers. The restated facility extended the maturity date to May 2008, decreased the borrowing rate over LIBOR to 0.675%, modified certain covenants and allowed for the future expansion of the credit facility to $1.25 billion.
     In March 2005, the Company consolidated its two prior secured revolving credit facilities with National City Bank. This consolidation created a $60 million unsecured facility, reduced the interest rate over LIBOR to 0.675%, extended the maturity date to May 2008 and modified certain covenants.
     As of June 30, 2005, the Company had a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) under which $354.0 million of debt securities, preferred shares or common shares may be issued.
Capitalization
     At June 30, 2005, the Company’s capitalization consisted of $3.8 billion of debt, $705 million of preferred shares and $5.1 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at June 30, 2005 of $45.96) resulting in a debt to total market capitalization ratio of 0.39 to 1.0. At June 30, 2005, the Company’s total debt consisted of $2.6 billion of fixed rate debt and $1.2 billion of variable rate debt, including $60 million of fixed rate debt which has been effectively swapped to a variable rate.
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
     As of June 30, 2005, the Company had cash of $53.8 million, which includes $17.5 million which has been set aside for the purchase of real estate, and $721.7 million available under its $1.1 billion revolving credit facilities. As of June 30, 2005, the Company also had 218 operating properties generating $183.5 million, or 50.7%, of the total revenue of the Company for the six months ended June 30, 2005, which were unencumbered, thereby providing a potential collateral base for future borrowings.

Contractual Obligations and other Commitments
     At June 30, 2005, the Company had letters of credit outstanding of approximately $22.3 million of which $1.6 million relates to letters of credit provided on behalf of equity affiliates. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are primarily collateral for existing indebtedness and other obligations accrued on the Company’s accounts.
     In conjunction with the development of shopping centers, the Company has entered into commitments with general contractors for its wholly-owned properties of $80.4 million June 30, 2005. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.
     In connection with the sale of one of the Company’s properties to the MDT Joint Venture, the Company deferred the recognition of approximately $3.5 million at June 30, 2005 of the gain on sale of real estate related to a shortfall agreement guarantee maintained by the Company. The MDT Joint Venture is obligated to fund any shortfall amount that is caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center. The Company is obligated to pay any shortfall to the extent that it is not caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center. No shortfall payments have been made on this property since the completion of construction in 1997.
     The Company entered into master lease agreements with the MDT Joint Venture in 2003, 2004 and 2005 with the transfer of properties to the joint venture which has been recorded as a liability and reduction of its gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At June 30, 2005, the Company’s master lease obligation, included in accounts payable and other expenses, totaled approximately $9.5 million.
     The Company entered into master lease agreements with the DDR Markaz II joint venture in October 2004 in connection with the transfer of properties to the joint venture at closing. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a two or four-year period, depending on the unit. At June 30, 2005, the Company’s master lease obligation, included in accounts payable and other expenses, totaled approximately $3.4 million.
     The Company enters into cancelable contracts for the maintenance of its properties. At June 30, 2005, the Company had purchase order obligations payable, typically payable within one year, aggregating approximately $11.2 million related to the maintenance of its properties and general and administrative expenses.
     The Company continuously monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2004 through June 30, 2005 other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements.”

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
Economic Conditions
     Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have been experiencing varying degrees of slower economic growth or even recession . Adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more major national tenants (Wal-Mart, Kohl’s, Target), home improvement stores (Home Depot, Lowe’s) and two or more medium sized big-box tenants (Bed Bath & Beyond, T.J. Maxx/Marshalls, Best Buy, Ross Stores), which generally offer day-to-day necessities, rather than high-priced luxury items. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.
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
     Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection, the Company believes that its major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s, T.J. Maxx, Bed Bath & Beyond and Best Buy, are secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in this economic environment. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since 1993. Also, average base rental rates have increased from $5.48 to $11.27 since the Company’s public offering in 1993.

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

	June 30, 2005				June 30, 2004
			Weighted	Percentage				Percentage
	Amount	Weighted Average	Average Interest	of	Amount	Weighted Average	Weighted Average	of
	(Millions)	Maturity (years)	Rate	Total	(Millions)	Maturity (years)	Interest Rate	Total
Fixed Rate Debt (1)	$2,562.5	6.9	5.9%	68.3%	$2,280.3	6.7	5.9%	70.6%
Variable Rate Debt (1)	$1,190.7	2.5	4.4%	31.7%	$951.5	1.4	2.3%	29.4%

(1)	Adjusted to reflect the $80.0 million of variable rate debt, which was swapped to a fixed rate at June 30, 2004 and $60 million and $100 million of fixed rate debt, which was swapped to a variable rate at June 30, 2005 and 2004, respectively.
     The Company’s joint ventures’ fixed rate indebtedness, including $75 million of variable rate debt which was swapped to a weighted average fixed rate of approximately 5.4% in both periods is summarized as follows (in millions):

	June 30, 2005				June 30, 2004
	Joint	Company’s			Joint			Weighted Average
	Venture	Proportionate	Weighted Average	Weighted Average	Venture	Company’s	Weighted Average	Interest
	Debt	Share	Maturity (years)	Interest Rate	Debt	Proportionate Share	Maturity (years)	Rate
Fixed Rate Debt	$1,443.2	$324.5	4.7	5.2%	$1,017.6	$260.1	4.7	5.3%
Variable Rate Debt	$653.7	$133.4	2.0	4.8%	$575.6	$121.1	3.4	2.0%
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
     The interest rate risk on $80.0 million of consolidated floating rate debt at June 30, 2004, and $75.0 million of joint venture floating rate debt at June 30, 2005 and 2004, of which $16.7 million is the Company’s proportionate share, has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. At June 30, 2005 and December 31, 2004, the Company had a variable rate interest swap which carries a notional amount of $60 million. At June 30, 2005 and December 31, 2004, the swap had a fair value which represented an asset of $1.3 million and $2.3 million, respectively. In February 2005, the Company entered into an aggregate of $286.8 million of treasury locks. These treasury locks were terminated in connection with the issuance of the unsecured notes in April 2005. In May 2005, the Company entered into an aggregate of $200.0 million of treasury locks. The treasury locks have been designated and qualified as a cash flow hedge at June 30, 2005, and had a negative fair value of $2.8 million at June 30, 2005 and are included in other liabilities in the consolidated balance sheets. The seven-year treasury locks have a strike price of 3.99% and expire in August 2005.
     In March 2005, one of the Company’s joint ventures in which the Company has a 50% interest entered into a notional amount of a $277.5 million treasury lock. This treasury lock was terminated at maturity in April 2005. The Company’s MDT Joint Venture, entered into certain fixed rate interest swaps, which the joint venture has not elected hedge accounting. The derivatives are marked to market with the adjustments flowing through its income statement and the fair value at June 30, 2005 and 2004 is not significant. The fair value of the swaps referred to above were calculated based upon expected changes in future benchmark interest rates.
     The fair value of the Company’s fixed rate debt adjusted to: i) include the $80 million which was swapped to a fixed rate at June 30, 2004; ii) exclude the $60 million and $100 million which was swapped to a variable rate at June 30, 2005 and 2004, respectively; iii) include the Company’s proportionate share of the joint venture fixed rate debt; and iv) include the Company’s proportionate share of $16.7 million which was swapped to a fixed rate at June 30, 2005 and 2004, and an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows (in millions):

	June 30, 2005				June 30, 2004
				100
				Basis Point				100
				Decrease in				Basis Point
				Market				Decrease in Market
	Carrying	Fair		Interest	Carrying	Fair		Interest
	Value	Value		Rates	Value	Value		Rates
Company’s fixed rate debt	$2,562.5	$2,667.2		$2,794.9	$2,280.3	$2,370.6	(1)	$2,435.3	(3)
Company’s proportionate share of joint venture fixed rate debt	$324.5	$333.4	(2)	$344.4	$260.1	$266.2	(2)	$275.3

(1)	Includes the fair value of interest rate swaps which was an asset of $0.1 million at June 30, 2004.

(2)	Includes the fair value of interest rate swaps which was an asset of $0.2 million at June 30, 2005 and 2004.

(3)	Includes the fair value of interest rate swaps which was a liability of $0.4 million June 30, 2004.

     The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.
     Further, a 100 basis point increase in short term market interest rates at June 30, 2005 and 2004 would result in an increase in interest expense of approximately $6.0 million and $4.8 million, respectively, for the Company and $0.7 million and $0.6 million, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective six month periods. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.
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

	June 30,
	2005	2004
Total Notes Receivable	$202.1	$26.7
% Fixed Rate Loans	61.0%	0.1%
Fair Value of Fixed Rate Loans	$126.6	$—
Impact on Fair Value of 100 Basis Point Decrease in Market Interest Rates	$128.1	$—
     The Company and its joint ventures intend to continuously monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2005, the Company had no other material exposure to market risk.
New Accounting Standards
Stock Based Compensation – SFAS 123(R)
In December 2004, the FASB issued SFAS 123 (R), “Share-Based Payment.” This standard will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the Securities and

Exchange Commission (SEC) amended the compliance date of SFAS No. 123(R) through an amendment of Regulation S-X. Public companies with calendar year-ends would be required to adopt the provisions of the standard effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effects of this proposed standard, but does not expect it to materially impact its financial position, results of operations, cash flows or its future compensation strategies.
Exchanges of Nonmonetary Assets. — SFAS 153
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair-value measurement for nonmonetary exchanges of similar productive assets. This standard replaces this exception with a general exception from fair-value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has no commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting January 1, 2006. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
Accounting Changes and Error Corrections – SFAS 154
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effects of this proposed standard, but does not expect it to materially impact its financial position, results of operations, cash flows or its future compensation strategies.
Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights – EITF 04-5
     In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. The Corporation will adopt EITF 04-05 as of December 31, 2005. The Company is currently assessing all of its investments in unconsolidated real estate joint ventures to determine the impact, if any, the adoption of EITF 04-05 will have on results of operations, financial position or liquidity.
Item 4. Controls and Procedures
     The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of the end of the period covered by this quarterly report on Form 10-Q. The CEO and CFO have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the six month period ended June 30, 2005, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting. There were no significant changes made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of such evaluation.

\

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
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	(a) Total number	(b) Average	Announced	Yet Be Purchased
	of shares	Price Paid per	Plans or	Under the Plans or
	purchased	Share	Programs	Programs

April 1 – 30, 2005	—	$—	—	—

May 1 –31, 2005	—	—	—	—

June 1 – 30, 2005	—	—	—	—

Total	—	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 10, 2005 the Company held its annual meeting of shareholders. The matters presented to shareholders for vote and the vote on such matters were as follows:

1. To fix the number of directors at 10.

For	Against	Abstain
96,288,057	1,138,670	120,485
2. To elect the directors named below for a term of one year expiring in 2006.

	For	Authority Withheld
Dean S. Adler	89,843,550	7,703,662
Terrance R Ahern	97,349,517	197,695
Moshen Anvari	97,301,575	295,637
Robert H. Gidel	97,293,193	254,019
Victor B. MacFarlane	97,340,296	206,916
Craig Macnab	97,217,378	329,834
Scott D. Roulston	97,339,278	207,934
Barry A. Sholem	97,337,298	209,914
William B Summers, Jr.	97,293,343	253,869
Scott A. Wolstein	97,166,644	380,568
3. To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2005.

For	Against	Abstain
96,757,245	707,573	82,394
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 20021

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002 1

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DEVELOPERS DIVERSIFIED REALTY CORPORATION

August 9, 2005	/s/ Scott A. Wolstein

(Date)	Scott A. Wolstein, Chief Executive Officer and
Chairman of the Board

August 9, 2005	/s/ William H. Schafer

(Date)	William H. Schafer, Senior Vice President and Chief
Financial Office (Principal Financial Officer and
Principal Accounting Officer)