Form 10-Q
period 2005-09-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2005-11-09
CIK 894315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
     Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of November 3, 2005, the registrant had 108,861,407 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS — Unaudited
Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004.
Condensed Consolidated Statements of Operations for the Three Month Periods ended September 30, 2005 and 2004.
Condensed Consolidated Statements of Operations for the Nine Month Periods ended September 30, 2005 and 2004.
Condensed Consolidated Statements of Cash Flows for the Nine Month Periods ended September 30, 2005 and 2004.
Notes to Condensed Consolidated Financial Statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets
Real estate rental property:
Land	$1,815,470	$1,238,242
Buildings	4,597,943	3,998,972
Fixtures and tenant improvements	138,236	120,350
Construction in progress	372,250	245,860

	6,923,899	5,603,424
Less accumulated depreciation	(632,717)	(568,231)

Real estate, net	6,291,182	5,035,193
Cash and cash equivalents	38,880	49,871
Investments in and advances to joint ventures	295,022	288,020
Notes receivable	17,245	17,823
Deferred charges, net	19,574	14,159
Other assets	178,449	178,481

	$6,840,352	$5,583,547

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Fixed rate notes	$1,618,727	$1,220,143
Variable rate term debt	200,000	350,000
Revolving credit facilities	440,000	60,000

	2,258,727	1,630,143
Mortgage and other secured indebtedness	1,578,507	1,088,547

Total indebtedness	3,837,234	2,718,690

Accounts payable and accrued expenses	128,544	103,256
Dividends payable	65,753	62,089
Other liabilities	89,923	89,258

	4,121,454	2,973,293

Minority equity interest	94,052	23,666
Operating partnership minority interests	32,269	32,269

	4,247,775	3,029,228

Commitments and contingencies
Shareholders’ equity:
Class F — 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at September 30, 2005 and December 31, 2004	150,000	150,000
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at September 30, 2005 and December 31, 2004	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at September 30, 2005 and December 31, 2004	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 340,000 shares authorized; 340,000 shares issued and outstanding at September 30, 2005 and December 31, 2004	170,000	170,000
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 108,861,407 and 108,521,763 shares issued at September 30, 2005 and December 31, 2004, respectively	10,886	10,852
Paid-in-capital	1,943,125	1,933,433
Accumulated distributions in excess of net income	(75,994)	(92,290)
Deferred obligation	11,826	10,265
Accumulated other comprehensive income	10,878	326
Less: Unearned compensation — restricted stock	(13,144)	(5,415)
Common stock in treasury at cost: 439,166 shares at December 31, 2004	—	(7,852)

	2,592,577	2,554,319

	$6,840,352	$5,583,547

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2005	2004
Revenues from operations:
Minimum rents	$126,863	$115,682
Percentage and overage rents	1,335	1,565
Recoveries from tenants	39,527	30,896
Ancillary income	2,797	857
Other property related income	1,333	1,257
Management fee income	4,701	3,761
Development fee income	745	930
Other	3,771	2,184

	181,072	157,132

Rental operation expenses:
Operating and maintenance	22,989	15,779
Real estate taxes	21,808	20,556
General and administrative	14,146	11,486
Depreciation and amortization	39,965	35,584

	98,908	83,405

Other income (expense):
Interest income	2,959	811
Interest expense	(46,942)	(35,789)
Other expense	(660)	(1,427)

	(44,643)	(36,405)

Income before equity in net income of joint ventures, minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	37,521	37,322
Equity in net income of joint ventures	11,418	5,322

Income before minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	48,939	42,644
Minority interests:
Minority equity interests	(1,876)	(480)
Operating partnership minority interests	(729)	(719)

	(2,605)	(1,199)
Income tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	10	(881)

Income from continuing operations	46,344	40,564
Discontinued operations:
Income from discontinued operations	424	1,317
Gain on disposition of real estate	10,978	1,320

Income from discontinued operations	11,402	2,637

Income before gain on disposition of real estate	57,746	43,201
Gain on disposition of real estate, net of tax	2,531	1,115

Net income	$60,277	$44,316

Net income applicable to common shareholders	$46,485	$30,524

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.32	$0.27
Income from discontinued operations	0.11	0.03

Net income applicable to common shareholders	$0.43	$0.30

Diluted earnings per share data:
Income continuing operations applicable to common shareholders	$0.33	$0.27
Income from discontinued operations	0.10	0.03

Net income applicable to common shareholders	$0.43	$0.30

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2005	2004
Revenues from operations:
Minimum rents	$375,563	$295,698
Percentage and overage rents	4,915	4,657
Recoveries from tenants	115,233	83,605
Ancillary income	6,601	2,161
Other property related income	3,998	3,276
Management fee income	13,976	10,463
Development fee income	1,913	1,724
Other	8,126	12,151

	530,325	413,735

Rental operation expenses:
Operating and maintenance	70,400	44,207
Real estate taxes	62,585	53,427
General and administrative	40,188	32,980
Depreciation and amortization	117,321	88,679

	290,494	219,293

Other income (expense):
Interest income	6,392	3,168
Interest expense	(131,683)	(88,597)
Other expense	(2,526)	(1,460)

	(127,817)	(86,889)

Income before equity in net income of joint ventures, minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	112,014	107,553
Equity in net income of joint ventures	25,984	30,486

Income before minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	137,998	138,039
Minority interests:
Minority equity interests	(3,017)	(1,422)
Operating partnership minority interests	(2,187)	(1,916)

	(5,204)	(3,338)
Income tax of taxable REIT subsidiaries and franchise taxes	(555)	(2,257)

Income from continuing operations	132,239	132,444
Discontinued operations:
Income from discontinued operations	1,501	5,360
Gain on disposition of real estate	13,977	619

Income from discontinued operations	15,478	5,979

Income before gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	147,717	138,423
Gain on disposition of real estate, net of tax	86,065	46,492

Income before cumulative effect of adoption of a new accounting standard	233,782	184,915
Cumulative effect of adoption of a new accounting standard	—	(3,001)

Net income	$233,782	$181,914

Net income applicable to common shareholders	$192,405	$145,000

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.64	$1.50
Income from discontinued operations	0.14	0.06
Cumulative effect of adoption of a new accounting standard	—	(0.03)

Net income applicable to common shareholders	$1.78	$1.53

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$1.62	$1.49
Income from discontinued operations	0.14	0.06
Cumulative effect of adoption of a new accounting standard	—	(0.03)

Net income applicable to common shareholders	$1.76	$1.52

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands)
(Unaudited)

	2005	2004
Net cash flow provided by operating activities	$275,319	$230,830

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(800,424)	(1,829,916)
Decrease in restricted cash	—	99,340
Proceeds from sale and refinancing of joint venture interests	83,334	32,483
Investments in to joint ventures, net	(21,251)	(43,676)
Proceeds from notes receivable	578	3,065
Advances to affiliates	(86,763)	(3,080)
Proceeds from disposition of real estate	537,913	265,553

Net cash flow used for investing activities	(286,613)	(1,476,231)

Cash flow from financing activities:
Proceeds from revolving credit facilities, net	380,000	384,000
Proceeds from term loans, net	70,000	50,000
Proceeds from construction loans and mortgages	80,954	80,560
Proceeds from issuance of medium term notes, net of underwriting commissions and $742 and $421 of offering expenses in 2005 and 2004, respectively	395,654	520,003
Repayment of senior notes	—	(90,000)
Principal payments on rental property debt	(713,864)	(183,101)
Payment of deferred finance costs	(6,668)	(4,046)
Proceeds from issuance of common shares, net of underwriting commissions and $538 of offering expense paid	—	490,863
Proceeds from issuance of preferred shares, net of underwriting commissions and $598 of offering expense paid in 2004	—	164,047
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	10,220	7,406
Distributions to preferred and operating partnership minority interests	(2,172)	(1,553)
Dividends paid	(213,821)	(160,774)

Net cash flow provided by financing activities	303	1,257,405

(Decrease) increase in cash and cash equivalents	(10,991)	12,004
Cash and cash equivalents, beginning of period	49,871	11,693

Cash and cash equivalents, end of period	$38,880	$23,697

Supplemental disclosure of non-cash investing and financing activities:
     For the nine months ended September 30, 2005, in conjunction with the acquisition of 15 assets, the Company assumed mortgage debt at a fair value of approximately $673.2 million and other liabilities of approximately $4.4 million. At September 30, 2005, dividends payable were $65.8 million. Included in other assets and debt is approximately $0.6 million, which represents the fair value of the Company’s reverse interest rate swaps at September 30, 2005. In January 2005, in accordance with a performance unit plan, the Company issued 200,000 restricted shares to the Chairman and Chief Executive Officer, of which 30,000 shares vested as of the date of issuance. The remaining 170,000 shares are eligible to vest in 2006 through 2009. The foregoing transactions did not provide for or require the use of cash for the nine month period ended September 30, 2005.
     For the nine months ended September 30, 2004, in conjunction with the acquisition of 92 assets, the Company assumed mortgage debt at a fair value of approximately $475.0 million and other liabilities of approximately $17.4 million. In conjunction with the acquisition of it’s partners 50% interest in a shopping center in March 2004, the Company acquired a property with a book value of $63.6 million and assumed debt of $47.0 million. In connection with the adoption of FIN 46R effective January 1, 2004, the Company consolidated real estate assets of $26.4 million and a mortgage payable of $20.0 million. At September 30, 2004, dividends payable were $59.1 million. In 2004, in conjunction with stock for stock option exercises, the Company recorded $1.9 million to treasury stock and $1.9 million to deferred obligation. The deferred obligation represents the portion of the common shares issuable upon exercise that were not currently issued but rather deferred pursuant to a deferral plan for which the Company maintains a separate trust. For the nine months ended September 30, 2004, minority interests with a book value of approximately $4.9 million were converted into approximately 224,000

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
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

DEVELOPERS DIVERSIFIED REALTY CORPORATION
Notes to Condensed Consolidated Financial Statements
1. NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION
     Developers Diversified Realty Corporation and its related real estate joint ventures and subsidiaries (collectively the “Company” or “DDR”), are engaged in the business of acquiring, expanding, owning, developing, redeveloping, leasing, managing and operating shopping centers. In January 2005, the Company completed the acquisition of 15 Puerto Rican retail real estate assets from Caribbean Property Group, LLC and its related entities (“CPG”) at an aggregate cost of approximately $1.2 billion. In the third quarter of 2005, the Company, in a partnership with Macquarie DDR Trust (“MDT”), acquired 35 Mervyn’s stores for approximately $375.5 million. The Company accounted for the acquisition of assets utilizing the purchase method of accounting. The amounts reported are based on the Company’s preliminary purchase price allocation and certain estimates. As a result, the purchase price allocation is preliminary and subject to change. Additionally, during the third quarter of 2005, the Company sold 25 of its office and industrial portfolio properties for approximately $170.0 million.
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
Unaudited Interim Financial Statements
     The Company consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (“VIE”), as defined in FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”). For those entities that are not Variable Interest Entities as described in FIN 46R, the Company also consolidates certain entities in which it has a controlling direct or indirect voting interest. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined by FIN 46R, or does not have a controlling direct or indirect voting interest, but can exercise influence over the entity with respect to its operations and major decisions.
     In September 2005, the Company formed a joint venture (the “Mervyn’s Joint Venture”) with MDT, which acquired the underlying real estate of 35 operating Mervyn’s stores. The Company holds a 50% economic interest in the Mervyn’s Joint Venture, which is considered a VIE and the Company was determined to be the primary beneficiary. The Company earns property management, acquisition and financing fees from this VIE. The VIE has total real estate assets and total non-recourse mortgage debt of approximately $368.6 million and $244.0 million, respectively, at September 30, 2005 and is consolidated in the results of the Company.
     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 8-K dated September 30, 2005 and filed on October 3, 2005 which reflects the impact of property sales as discontinued operations pursuant to the provisions of Statement of Financial Accounting Standard (“SFAS”) 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets” for the year ended December 31, 2004.
New Accounting Standards
Stock Based Compensation – SFAS 123(R)
     In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment.” This standard will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) amended the compliance date of SFAS No. 123(R) through an amendment of Regulation S-X. Public companies with calendar year-ends would be required to adopt the provisions of the standard effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effects of this proposed standard, but does not expect it to materially impact its financial position, results of operations, cash flows or its future compensation strategies.
Exchanges of Nonmonetary Assets. — SFAS 153
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair-value measurement for nonmonetary exchanges of similar productive assets. This standard replaces the exception with a general exception from fair-value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has no commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting July 1, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
Accounting Changes and Error Corrections – SFAS 154
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effects of this proposed standard, but does not expect it to materially impact its financial position, results of operations or cash flows.
Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights — EITF 04-5
     In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. This EITF is effective for all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005, and as of January 1, 2006 for existing limited partnership agreements. The Company is currently assessing all of its investments in unconsolidated real estate joint ventures to determine the impact, if any, the adoption of EITF 04-05 will have on results of operations, financial position or liquidity.
Determining the Amortization Period of Leasehold Improvements — EITF 05-06
     In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF No. 05-06, “Determining the Amortization Period of Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or term that includes renewals that has been reasonably assured at the date of the business combination of purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-06 does not impact the Company’s results of operations, financial position or liquidity.
Comprehensive Income
     Comprehensive income (in thousands) for the three month periods ended September 30, 2005 and 2004 was $69,991 and $44,170, respectively. Comprehensive income (in thousands) for the nine month periods ended September 30, 2005 and 2004 was $244,334 and $182,628, respectively (Note 8).
Stock Based Compensation
     The Company applies APB 25, “Accounting for Stock Issued to Employees,” in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Assuming application of the fair value method pursuant to SFAS 123 as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the compensation cost, which is required to be charged against income for all plans, was $1.3 million and $1.5 million for the three months ended September 30, 2005 and 2004, respectively, and $3.9 million and $4.4 million for the nine month periods ended September 30, 2005 and 2004, respectively (in thousands, except per share amounts).

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$60,277	$44,316	$233,782	$181,914
Add: Stock-based employee compensation included in reported net income	1,511	1,496	4,088	3,748
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,316)	(1,503)	(3,895)	(4,393)

	$60,472	$44,309	$233,975	$181,269

Earnings Per Share:
Basic — as reported	$0.43	$0.30	$1.78	$1.53
Basic — pro forma	$0.43	$0.30	$1.78	$1.53
Diluted — as reported	$0.43	$0.30	$1.76	$1.52
Diluted — pro forma	$0.43	$0.30	$1.76	$1.51
2. EQUITY INVESTMENTS IN JOINT VENTURES
     At September 30, 2005 and December 31, 2004, the Company had ownership interests in various joint ventures, which owned 112 and 103 shopping center properties, respectively, and 55 and 63 shopping center sites, respectively, formerly owned by Service Merchandise Company, Inc.

     Combined condensed financial information of the Company’s joint venture investments is as follows (in thousands):

	September 30,	December 31,
	2005	2004
Combined Balance Sheets:
Land	$895,165	$798,852
Buildings	2,516,155	2,298,424
Fixtures and tenant improvements	54,867	42,922
Construction in progress	45,047	25,151

	3,511,234	3,165,349
Less: accumulated depreciation	(197,103)	(143,170)

Real estate, net	3,314,131	3,022,179
Receivables, net	75,399	68,596
Leasehold interests	23,790	26,727
Other assets	129,653	96,264

	$3,542,973	$3,213,766

Mortgage debt	$2,205,887	$1,803,420
Amounts payable to DDR	106,390	20,616
Amounts payable to other partners	—	46,161
Other liabilities	86,544	75,979

	2,398,821	1,946,176
Accumulated equity	1,144,152	1,267,590

	$3,542,973	$3,213,766

Company’s share of accumulated equity (1)	$191,008	$257,944

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Combined Statements of Operations:
Revenues from operations	$108,641	$83,175	$319,064	$233,505

Rental operation expenses	37,817	28,551	111,481	79,919
Depreciation and amortization expense of real estate investments	22,214	20,653	63,814	44,209
Interest expense	29,636	20,060	87,106	55,062

	89,667	69,264	262,401	179,190

Income before gain on sale of real estate and Discontinued operations	18,974	13,911	56,663	54,315
Gain on sale of real estate	38	4,834	797	4,826

Income from continuing operations	19,012	18,745	57,460	59,141
Discontinued operations:
(Loss) income from discontinued operations	(154)	(62)	(378)	1,065
Gain on sale of real estate, net of tax	26,773	993	35,495	24,885

Net income	$45,631	$19,676	$92,577	$85,091

Company’s share of equity in net income of joint ventures (2)	$14,086	$6,061	$28,083	$31,426

(1)	The difference between the Company’s share of accumulated equity and the advances to and investments in joint ventures recorded on the Company’s condensed consolidated balance sheets primarily result from the basis differentials, as described below, deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the joint venture investments.

	September 30, 2005	December 31, 2004
Basis differentials	$54.2	$51.4
Deferred development fees, net of portion relating to the Company’s interest	(2.2)	(2.1)
Basis differential upon transfer of assets	(75.1)	(62.4)
Notes receivable from investments	20.7	22.4
Amounts payable to DDR	106.4	20.6

(2)	For the three month periods ended September 30, 2005 and 2004, the difference between the $14.1 million and $6.1 million, respectively, of the Company’s share of equity in net income of joint ventures reflected above and the $11.4 million and $5.3 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is attributable to depreciation associated with basis differentials and differences in gain (loss) on sale of certain assets due to the basis differentials. For the nine month periods ended September 30, 2005 and 2004, the difference between the $28.1 million and $31.4 million, respectively, of the Company’s share of equity in net income of joint ventures reflected above and the $26.0 million and $30.5 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is attributable to depreciation associated with basis differentials and differences in gain (loss) on sale of certain assets due to the basis differentials. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their share of the historical cost of the net assets of the joint venture. Basis differentials also occur when the Company acquires assets from joint ventures or contributes assets to joint ventures.
     Service fees earned by the Company through management, acquisition and financing fees, leasing and development activities performed related to the Company’s joint ventures are as follows (in millions):

	Three Month Periods		Nine Month Periods
	Ended September 30		Ended September 30
	2005	2004	2005	2004
Management fees	$4.1	$3.2	$12.3	$9.2
Development fees and leasing commissions	1.3	1.4	3.3	2.7
Interest income	2.1	0.4	4.5	1.4
Acquisition and financing fees	0.1	—	2.4	3.0
MDT Joint Venture
     During the first quarter of 2005, the Company sold nine properties to the MDT Joint Venture for approximately $284.2 million and recognized gains totaling $62.7 million and deferred a gain of approximately $10.6 million relating to the Company’s effective 14.5% ownership interest in the venture. In April 2005, the Company sold an additional three properties to the MDT Joint Venture for approximately $63.8 million and recognized gains totaling $17.0 million and deferred a gain of approximately $2.8 million relating to the Company’s effective 14.5% ownership interest in the venture. The Company has been engaged to perform all day-to-day operations of the properties and receives its share of ongoing fees for property management, leasing and construction management, plus periodic fees for financing and due diligence.
Other Joint Ventures
     In August 2005, one of the Company’s RVIP joint ventures sold a 343,000 square foot shopping center in Long Beach, California for approximately $75.6 million. The joint venture recorded an aggregate gain of $20.2 million of which the Company’s share is approximately $4.4 million. After adjusting for basis differentials of $2.6 million and promoted returns, the amount that the Company included in net income was $3.8 million.
     In April 2005, one of the Company’s RVIP joint ventures, in which the Company has a 20% ownership, sold a 77,000 square foot shopping center in Richmond, California (Richmond City Center) for approximately $13.0 million. The joint venture recognized a gain of approximately $2.2 million, of which the Company’s proportionate share was approximately $0.8 million in the second quarter of 2005.
     In April 2005, the Company advanced $65.0 million to certain joint venture partners in the Community Centers V and VII joint ventures. The advance was evidenced by a note with interest at LIBOR plus 2.5% and was repaid in full in conjunction with the refinancing in July 2005. The note was secured by the assets of the partnership. In July 2005, the Company’s Community Centers V and VII joint venture closed on several loans aggregating $298.0 million of which $280.0 million bears a fixed rate of 5.295% and the remaining $18.0 million bears a floating rate of LIBOR plus 2.0% with maturity dates of August 2010 and July 2007, respectively. The loan proceeds were used to repay existing debt of approximately $167.0 million with a weighted average interest rate of 6.5%. The additional $130.8 million was remitted to DDR, of which $65.2 million related to the repayment of an advance made to certain joint venture partners in the Community Centers V and VII joint ventures in April 2005. The Company recorded $0.9 million of interest income for the nine months ended September 30, 2005, related to this advance.
     In the second quarter of 2005, the Company advanced $101.4 million to a joint venture which holds assets previously occupied by Service Merchandise. The advance is evidenced by a first mortgage note with interest at 8.0% and a maturity date of December 2005 and is secured by the assets of the joint venture. At September 30, 2005, $94.1 million remained outstanding. The Company recorded $3.3 million of interest income for the nine months ended September 30, 2005, related to advances to this joint venture.
3. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION
     In mid September 2005, the Company formed a joint venture (the “Mervyn’s Joint Venture”) with Macquarie DDR Trust (“MDT”), which acquired the underlying real estate of 35 operating Mervyn’s stores for approximately $375.5 million. The assets were acquired from several funds, one of which was managed by Lubert-Adler Real Estate Funds. The Mervyn’s Joint Venture, owned approximately 50/50% by the Company and MDT, obtained approximately $244.0 million of debt, of which $212.6 million is a five-year secured non-recourse financing at a fixed rate of approximately 5.2% and $31.4 million is at LIBOR plus 72 basis points for two years. The Company is responsible for the day-to-day management of the assets and receives fees in accordance with the same fee schedule as the Company’s other joint venture with MDT for property management. The Mervyn’s Joint Venture is expected to acquire two additional assets in the fourth quarter of 2005.
     During the third quarter of 2005, the Company received approximately $2.5 million of acquisition and financing fees in connection with the acquisition of the Mervyn’s assets. Pursuant to FIN 46R, the Company is required to consolidate the Mervyn’s Joint Venture and, therefore, the $2.5 million of fees has been eliminated in consolidation and are not reflected in net income.

     In January 2005, the Company completed the acquisition of 15 Puerto Rican retail real estate assets from CPG for approximately $1.2 billion. The financing for the transaction was provided by the assumption of approximately $660 million of existing debt and line of credit borrowings on the Company’s $1.0 billion senior unsecured credit facility and the application of a $30 million deposit funded in 2004.
     In March 2004, the Company entered into an agreement to purchase interests in 110 retail real estate assets with approximately 18.8 million square feet of GLA from Benderson Development Company, Inc. and related entities (“Benderson”). The purchase price of the assets, including associated expenses, was approximately $2.3 billion, less assumed debt and the value of a 2% equity interest in certain assets initially valued at approximately $16.2 million, which are classified as operating partnership minority interests on the Company’s consolidated balance sheet. At September 30, 2005, the book value of this interest is $14.2 million as certain of these assets were sold to a joint venture with Prudential Real Estate Investors in 2004.
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
     Benderson also entered into a five-year master lease for vacant space that was either covered by a letter of intent as of the closing date or a new lease with respect to which the tenant had not begun to pay rent as of the closing date. During the five-year master lease, Benderson agreed to pay the rent for such vacant space, until each applicable tenant’s rent commencement date. The Company recorded the master lease receivable as part of the purchase price allocation. At September 30, 2005, the master lease receivable from Benderson aggregated $1.6 million.
     The following supplemental pro forma operating data is presented for the three and nine month period ended September 30, 2005 as if the acquisition of properties from CPG was completed on January 1, 2005. The following supplemental pro forma operating data is presented for the three and nine month period ended September 30, 2004, as if the acquisition of assets from Benderson and related financing and the acquisition of properties from CPG and the common share offering completed in December 2004 were completed on January 1, 2004.
     The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. In addition, the following supplemental pro forma operating data does not present the sale of assets for the nine months ended September 30, 2005 and 2004. The Company accounted for or will account for the acquisition of assets utilizing the purchase method of accounting. The pro forma adjustments relating to the acquisition of properties from CPG are based on the Company’s preliminary purchase price allocation and certain estimates. The Company engaged an appraiser to perform valuations of the real estate and certain other assets. As a result, the purchase price allocation is preliminary and subject to change. Therefore, the amounts included in the pro forma adjustments are preliminary and could change. There can be no assurance that the final adjustments will not be materially different from those included herein.

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
	(in thousands, except per share)		(in thousands, except per share)
	2005	2004	2005	2004
Pro forma revenues	$181,072	$185,063	$538,270	$555,514

Pro forma income from continuing operations	$46,344	$48,215	$134,039	$169,615

Pro forma income from discontinued operations	$11,402	$2,637	$15,478	$5,979

Pro forma net income available to common shareholders before cumulative effect of adoption of a new accounting standard	$46,485	$38,175	$194,205	$180,710

Pro forma net income applicable to common shareholders	$46,485	$38,175	$194,205	$177,709

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.32	$0.33	$1.65	$1.63
Income from discontinued operations	0.11	0.02	0.14	0.06
Cumulative effect of adoption of a new accounting standard	—	—	—	(0.03)

Net income applicable to common shareholders	$0.43	$0.35	$1.79	$1.66

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.33	$0.33	$1.64	$1.61
Income from discontinued operations	0.10	0.02	0.14	0.05
Cumulative effect of adoption of a new accounting standard	—	—	—	(0.03)

Net income applicable to common shareholders	$0.43	$0.35	$1.78	$1.63

4. OTHER ASSETS
Other assets consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Intangible assets:
In-place leases (including lease origination costs), net (1)	$13,747	$10,127
Tenant relations, net (1)	13,321	12,689

Total intangible assets (2)	27,068	22,816
Other assets:
Accounts receivable, net (3)	103,018	84,843
Fair value hedge	591	2,263
Prepaids, deposits and other assets (4)	47,772	68,559

Total other assets	$178,449	$178,481

(1)	Includes approximately $6.1 million and $2.7 million of intangible assets assigned based upon a preliminary purchase price allocation in conjunction with the acquisition of assets from CPG (Note 3) and the Mervyn’s Joint Venture, respectively. These amounts are preliminary and subject to change.

(2)	The Company recorded amortization expense of $3.8 million and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively, related to these intangible assets. The amortization period of the in-place leases and tenant relations is approximately two to 14 years and 31.5 years respectively.

(3)	Includes, net, straight-line rent receivables of $33.3 million and $27.4 million at September 30, 2005 and December 31, 2004, respectively, and approximately $1.6 million and $3.2 million related to master lease obligation from Benderson and CPG at September 30, 2005 and December 31, 2004, respectively.

(4)	At December 31, 2004, other assets included a $30 million deposit associated with the Company’s acquisition of 15 properties from CPG in January 2005.
5. REVOLVING CREDIT FACILITIES
     The Company maintains its primary $1.0 billion unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent. The facility was amended in March 2005. As a result of the amendment, the facility provides for an accordion feature for the future expansion to $1.25 billion and extended the maturity date to May 2008. The facility includes a competitive bid option for up to 50% of the facility amount. The Company’s borrowings under this facility bear interest at variable rates at the Company’s election, based on the prime rate as defined in the facility or LIBOR, plus a specified spread (0.675% at September 30, 2005). The specified spread over LIBOR varies depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. At September 30, 2005, $425.0 million was outstanding under this facility with a weighted average interest rate of 4.2%.
     In March 2005, the Company also consolidated its two secured revolving credit facilities with National City Bank aggregating $55 million into a $60 million unsecured revolving credit facility with a maturity date of May 2008. Following the consolidation, borrowings under this facility bear interest at variable rates based on the prime rate as defined in the facility or LIBOR, plus a specified spread (0.675% at September 30, 2005) depending on the Company’s long term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. At September 30, 2005, $15.0 million was outstanding under this facility with a weighted average interest rate of 4.5%.
6. TERM LOAN
     In June 2005, the Company entered into a secured loan agreement for which Key Bank Capital Markets and Banc of America Securities LLC acted as joint lead arrangers. The secured term loan matures in June 2008 with two one-year extension options. The interest rate, which is currently 0.85% over LIBOR, is based on grid pricing determined by the Company’s corporate credit ratings from Standard & Poor’s and Moody’s Investor Service. The term loan is secured by the equity in certain assets that are already encumbered by first mortgages. The initial amount of the term loan is $220 million, with an accordion feature that allows for a future increase to $400 million. The facility bore interest of 4.5% at September 30, 2005. Proceeds from the term loan were used to repay amounts outstanding on the Company’s revolving credit facilities.
7. UNSECURED NOTES
     In April 2005, the Company issued $400 million of senior unsecured notes, consisting of $200 million of five-year notes and $200 million of ten-year notes. The five-year notes have an interest coupon rate of 5.0%, are due on May 3, 2010 and were offered at 99.806% of par. The ten-year notes have an interest coupon rate of 5.5%, are due on May 1, 2015 and were offered at 99.642% of par. The effective interest rate, after taking into account the treasury rate locks that were previously entered into by the Company that were documented and designated as a cash flow hedge will adjust the five-year rate to approximately 5.0% and ten-year rate to approximately 5.4%. Proceeds from the offering were primarily used to repay indebtedness of the Company’s consolidated subsidiary formed in connection with the CPG acquisition, DDR PR Ventures, LLC S.E., under the Company’s primary revolving credit facility.
8. DERIVATIVE FINANCIAL INSTRUMENTS
Cash Flow and Fair Value Hedges
     In February 2005, the Company entered into an aggregate notional amount of $286.8 million of treasury locks. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments expected to commence during the second quarter of 2005. The treasury locks were terminated in connection with the issuance of $400 million of unsecured senior notes in April 2005 (Note 7). In May 2005 and September 2005, the Company entered into treasury locks with notional amounts of $200.0 million and $193.1 million, respectively. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments associated with the anticipated issuance of fixed rate borrowings, with a maximum term of seven years, in connection with the financing of the CPG acquisition. The treasury locks were designated and qualified as a cash flow hedge at September 30, 2005. The treasury locks had a positive fair value of $3.7 million at September 30, 2005 and are included within other assets in the consolidated balance sheets. All components of the treasury locks gain was included in the assessment of hedge effectiveness, and the amount of hedge ineffectiveness recorded in the nine months ended September 30, 2005 was not material. The effective portion of these hedging relationships have been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to interest expense.

Joint Venture Derivative Instruments
     In March 2005, one of the Company’s joint ventures, in which the Company has a 50% interest, entered into a notional amount of $277.5 million of treasury locks to hedge the benchmark interest rate associated with forecasted interest payments expected to commence during the third quarter of 2005. The treasury lock was terminated at maturity in April 2005 and the Company’s proportionate share of the effective portion of this hedging relationship was deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to interest expense.
9. CONTINGENCIES
     The Company and its subsidiaries are subject to various legal proceedings which, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by insurance. While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

10. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS
     The following table summarizes the changes in shareholders’ equity since December 31, 2004 (in thousands):

		Common
		Shares		Accumulated			Unearned
		($.10		Distributions		Accumulated	Compensation	Treasury
	Preferred	Stated	Paid-in	In Excess of	Deferred	Other	Restricted	Stock
	Shares	Value)	Capital	Net Income	Obligation	Comprehensive Income	Stock	At Cost	Total
Balance December 31, 2004	$705,000	$10,852	$1,933,433	$(92,290)	$10,265	$326	$(5,415)	$(7,852)	$2,554,319
Net income				233,782					233,782
Change in fair value of interest rate swaps						10,749			10,749
Amortization of interest rate contracts						(197)			(197)
Dividends declared common shares				(176,109)					(176,109)
Dividends declared preferred shares				(41,377)					(41,377)
Vesting of Restricted stock			(1,561)		1,561		1,916		1,916
Issuance of Restricted stock			2,306				(2,905)	1,646	1,047
Issuance of common shares related to exercise of stock options, dividend reinvestment plan and performance unit plan	—	34	8,947	—	—	—	(6,740)	6,206	8,447

Balance September 30, 2005	$705,000	$10,886	$1,943,125	$(75,994)	$11,826	$10,878	$(13,144)	$—	$2,592,577

     Common share dividends declared, per share, were $0.54 and $0.51 for the three month periods ended September 30, 2005 and 2004, respectively and were $1.62 and $1.43 for the nine month periods ended September 30, 2005 and 2004, respectively.
     In 2005, restricted stock grants to certain officers and directors of the Company, approximating 0.1 million shares of common stock of the Company, vested and were deferred through the Company’s equity award plans and, accordingly, the Company recorded $1.6 million in deferred obligations. The shares associated with the restricted stock vesting were deferred into the Company’s non-qualified deferred compensation plans.

11. OTHER INCOME
     Other income for the three and nine month periods ended September 30, 2005 and 2004 was comprised of the following (in millions):

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Lease termination and bankruptcy fee settlements	$3.6	$2.2	$5.1	$9.1
Acquisition and finance fees	—	—	2.3	3.0
Other miscellaneous	0.2	—	0.7	0.1

	$3.8	$2.2	$8.1	$12.2

12. DISCONTINUED OPERATIONS
     Included in discontinued operations for the three and nine month periods ended September 30, 2005 and 2004, are seven shopping centers and 25 business centers, aggregating 3.7 million square feet, sold in 2005 and 15 properties, aggregating 0.8 million square feet, sold in 2004. The operating results relating to assets sold are as follows (in thousands):

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
	(in thousands)		(in thousands)
	2005	2004	2005	2004
Revenues	$6,345	$8,695	$19,550	$25,965

Expenses:
Operating	2,974	3,295	8,217	9,694
Impairment charge	—	586	642	586
Interest	1,171	1,413	3,625	4,291
Depreciation	1,773	2,099	5,501	6,073
Minority interests	3	(15)	64	(39)

Total expense	5,921	7,378	18,049	20,605

Income before gain on disposition of real estate	424	1,317	1,501	5,360
Gain disposition of real estate	10,978	1,320	13,977	619

Net income	$11,402	$2,637	$15,478	$5,979

13. RELATED PARTY TRANSACTIONS
     As discussed in Note 3, the Company entered into the Mervyn’s Joint Venture, which acquired the underlying real estate of 35 operating Mervyn’s stores for approximately $375.5 million. On September 30, 2005, the Company also purchased an additional Mervyn’s site at one of the Company’s wholly-owned shopping centers in Salt Lake City, Utah for approximately $14.4 million. The assets were acquired from several funds, one of which was managed by Lubert-Adler Real Estate Funds, which is owned in part by a Director of the Company.

14. EARNINGS PER SHARE
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

	Three Month Period		Nine Month Period
	Ended September 30,		Ended September 30,
	(in thousands, except per share amounts)
	2005	2004	2005	2004
Income from continuing operations	$46,344	$40,564	$132,239	$132,444
Add: Gain on disposition of real estate	2,531	1,115	86,065	46,492
Less: Preferred stock dividends	(13,792)	(13,792)	(41,377)	(36,914)

Basic — Income from continuing operations applicable to common shareholders	35,083	27,887	176,927	142,022
Add: Operating partnership minority interests	—	—	(2,187)	1,916

Diluted — Income from continuing operations applicable to common shareholders	$35,083	$27,887	$174,740	$143,938

Number of Shares:
Basic — average shares outstanding	108,431	102,079	108,239	94,509
Effect of dilutive securities:
Stock options	698	896	710	1,043
Operating partnership minority interests	—	—	1,350	1,293
Restricted stock	82	55	154	76

Diluted — average shares outstanding	109,211	103,030	110,453	96,921

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.32	$0.27	$1.64	$1.50
Income from discontinued operations	0.11	0.03	0.14	0.06
Cumulative effect of adoption of a new accounting standard	—	—	—	(0.03)

Net income applicable to common shareholders	$0.43	$0.30	$1.78	$1.53

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.33	$0.27	$1.62	$1.49
Income from discontinued operations	0.10	0.03	0.14	0.06
Cumulative effect of adoption of a new accounting standard	—	—	—	(0.03)

Net income applicable to common shareholders	$0.43	$0.30	$1.76	$1.52

15. SEGMENT INFORMATION
     The Company had two reportable business segments prior to September 30, 2005, shopping centers and business centers, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Each shopping center and business center is considered a separate operating segment. However, each shopping center and business center on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments and meets the majority of the aggregation criteria under SFAS 131. In September 2005, the Company sold the majority of its business center segment.
     At September 30, 2005, the shopping center segment consisted of 472 shopping centers, including 148 owned through joint ventures (36 of which are consolidated by the Company), in 44 states, plus Puerto Rico, aggregating approximately 77.4 million square feet of Company-owned GLA. These shopping centers range in size from approximately 10,000 square feet to 850,000 square feet of Company-owned GLA. At September 30, 2005, the business center segment consisted of seven business centers in five states aggregating approximately 0.8 million square feet of Company-owned GLA. These business centers range in size from approximately 35,000 square feet to 300,000 square feet of Company-owned GLA.
     The table below presents information about the Company’s reportable segments for the three and nine month periods ended September 30, 2005 and 2004.

	Three Months ended September 30, 2005
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$2,166	$178,906		$181,072
Operating expenses	(365)	(44,432)		(44,797)

	1,801	134,474		136,275
Unallocated expenses (A)			$(98,744)	(98,744)
Equity in net income of joint ventures		11,418		11,418
Minority interests			(2,605)	(2,605)

Income from continuing operations				$46,344

	Three Months ended September 30, 2004
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$2,251	$154,881		$157,132
Operating expenses	(430)	(35,905)		(36,335)

	1,821	118,976		120,797
Unallocated expenses (A)			$(84,356)	(84,356)
Equity in net income of joint ventures		5,322		5,322
Minority interests			(1,199)	(1,199)

Income from continuing operations				$40,564

	Nine Months ended September 30, 2005
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$6,068	$524,257		$530,325
Operating expenses	(1,253)	(131,732)		(132,985)

	4,815	392,525		397,340
Unallocated expenses (A)			$(285,881)	(285,881)
Equity in net income of joint ventures		25,984		25,984
Minority interests			(5,204)	(5,204)

Income from continuing operations				$132,239

Total real estate assets	$83,950	$6,839,949		$6,923,899

	Nine Months ended September 30, 2004
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$6,607	$407,128		$413,735
Operating expenses	(1,155)	(96,479)		(97,634)

	5,452	310,649		316,101
Unallocated expenses (A)			$(210,805)	(210,805)
Equity in net income of joint ventures		30,486		30,486
Minority interests			(3,338)	(3,338)

Income from continuing operations				$132,444

Total real estate assets	$264,132	$5,670,584		$5,934,716

(A)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax expense, other expense and depreciation and amortization as listed in the condensed consolidated statements of operations.
16. SUBSEQUENT EVENTS
     In October 2005, the Company issued $350 million of seven-year senior unsecured notes. The 5.375% notes are due on October 15, 2012 and were offered at 99.52% of par. The notes are redeemable prior to maturity at par value plus a make-whole premium. If the notes are redeemed within 90 days of the maturity date, no make-whole premium will be paid. The effective interest rate, after taking into account the treasury rate locks that were previously entered into by the Company, will adjust the seven-year rate to an effective rate of approximately 5.1%. Proceeds from the offering were used for general corporate purposes, including repayment of floating rate debt on the Company’s revolving credit facilities.

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
     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company is subject to competition for tenants from other owners of retail properties and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may not realize the intended benefits of an acquisition transaction. The assets may not perform as well as the Company anticipated or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company is subject to Puerto Rican laws governing certain properties acquired in 2005, with which the Company has no prior experience;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than does the Company and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions then those borrowings may not be available on favorable terms;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet, and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to potential environmental liabilities;

•	The Company could be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.

Executive Summary
     The Company believes that it is in a better financial position and has a greater amount of liquidity than in previous years. The quality of the Company’s real estate, the breadth of the Company’s joint venture relations and the focus on the Company’s core competencies of leasing and developing retail real estate position the Company to capture future opportunities. The influx of new tenants from the enclosed mall sector and the growth of new store concepts from the traditional community center tenants create demand for space at the Company’s centers. The Company’s portfolio continues to perform well with several new developments moving forward in key markets across the United States.
     The Company believes that the recycling of capital is important because it improves the Company’s long-term position by narrowing the focus on the core business of owning and managing high quality retail real estate and underscoring the ability to execute transactions based on favorable terms, which ultimately result in long-term value creation for shareholders. The Company continues to review opportunities in the market and, if an opportunity is compelling, the Company is positioned to move quickly. In the current market, the Company believes that not only are assets fully priced, but buyers are also accepting purchase agreements with very aggressive terms and conditions. As a consequence, the Company continues to recycle capital into higher yielding investments, such as developments, redevelopments and value-added projects, rather than pursuing stabilized core acquisitions. Development remains one investment vehicle in which the Company can earn the highest returns. The Company has a competitive advantage with respect to sophisticated projects that need more in-house expertise to successfully navigate the entitlement process and more financial strength to fund the project through to completion.
     The Company continues to manage its balance sheet to accommodate future growth and future changes in the operating environment. First, for several years, the Company has demonstrated a commitment to maintaining a strong balance sheet. After each large acquisition, JDN Realty Corporation in 2003, Benderson Development Company, Inc. and related entities (“Benderson”) in 2004 and Caribbean Property Group (“CPG”) in 2005, the Company has consistently shown its ability to access capital efficiently and at favorable rates, enabling the Company to manage its balance sheet and increase its overall equity base. Second, as a result of efforts to access different sources of capital, including private joint venture equity, the Company has created a substantial amount of equity on its balance sheet. Third, the Company was considered a pioneer in the 1990s in the use of joint ventures and its stock was discounted, by many analysts, in valuation models due to complexity. Joint ventures are now a model of choice among most REITs. The Company’s joint ventures, which are financed with non-recourse debt, are not highly leveraged because the joint venture partners, such as MDT and Prudential, are just as sensitive to leverage, if not more sensitive, than DDR. The overall loan to value for the Company’s joint ventures is approximately 50%, which is generally in-line with the Company’s consolidated assets. As a result of this capital structure, the inclusion of the Company’s pro rata share of joint venture debt in various debt ratios does not have a material impact. Additionally, the cash returns on the Company’s equity investments in the joint ventures continues to be substantial and provide significant returns and financial flexibility to the Company’s shareholders.
     Variable rate debt plays a very important role in the Company’s ability to execute quickly and efficiently and to capture opportunities to buy, sell and refinance without the restrictions created by other forms of debt. In times when the yield curve is steep, the Company’s variable rate debt may exceed 30% of total debt. When the Company believes the yield curve is flattening, the Company will look to reduce exposure to variable rate debt by locking in favorable long-term interest rates. The Company continues to maintain a low weighted average cost of debt, which approximated 5.5% at September 30, 2005, and to manage interest rate risk effectively. In October, the Company issued $350 million, 5.375% seven-year senior unsecured notes to reduce the Company’s variable rate debt exposure and extend maturities.
     During the quarter, the Company formed a joint venture (the “Mervyn’s Joint Venture”) with Macquarie DDR Trust (“MDT”), 50% owned by the Company and 50% by MDT, to acquire the underlying real estate of 35 operating Mervyn’s locations for an aggregate purchase price of approximately $375.5 million with three additional sites to be acquired in the fourth quarter of 2005. The Company received fees aggregating $2.5 million from this joint venture that have been eliminated in consolidation and are not reflected in net income because the joint venture is consolidated in accordance with FASB Interpretation No. 46R “Consolidation of Variable Interest Entities” (“FIN 46R”).
     Operationally, the Company sustained limited damage from Hurricanes Katrina, Rita and Wilma. The Gulfport, Mississippi property was the only one of the Company’s properties to sustain noticeable damage from Hurricane Katrina and a former Service Merchandise location in Beaumont, Texas was the only one of the Company’s properties to sustain noticeable damage from Hurricane Rita. The Company’s properties did not sustain any noticeable damage from Hurricane Wilma. The Company will incur certain expenses relating to property insurance deductibles and uninsured expenses such as landscaping. The Company is currently working with its insurance providers to estimate damages. Because of the Company’s property and business interruption insurance, however, the Company does not expect the total out-of-pocket expenses to be significant.
Results of Operations
Revenues from Operations

	Three months ended
	September 30,
	2005	2004	$ Change	% Change
	(in thousands)
Base and percentage rental revenues	$128,198	$117,247	$10,951	9.3%
Recoveries from tenants	39,527	30,896	8,631	27.9
Ancillary income	2,797	857	1,940	226.4
Other property related income	1,333	1,257	76	6.0
Management fee income	4,701	3,761	940	25.0
Development fee income	745	930	(185)	(19.9)
Other	3,771	2,184	1,587	72.7

Total revenues	$181,072	$157,132	$23,940	15.2%

	Nine months ended
	September 30,
	2005	2004	$ Change	% Change
	(in thousands)
Base and percentage rental revenues	$380,478	$300,355	$80,123	26.7%
Recoveries from tenants	115,233	83,605	31,628	37.8
Ancillary income	6,601	2,161	4,440	205.5
Other property related income	3,998	3,276	722	22.0
Management fee income	13,976	10,463	3,513	33.6
Development fee income	1,913	1,724	189	11.0
Other	8,126	12,151	(4,025)	(33.1)

Total revenues	$530,325	$413,735	$116,590	28.2%

     Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2004, excluding properties under development and those classified as discontinued operations) increased approximately $4.5 million, or 2.3%, for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in base and percentage rental revenues is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$4.5
Acquisition of real estate assets	100.7
Development and redevelopment of nine shopping center properties	5.4
Transfer of 43 properties to joint ventures	(32.7)
Business center properties	(1.6)
Straight line rents	3.8

$80.1

     At September 30, 2005, the aggregate occupancy of the Company’s shopping center portfolio was 95.0% as compared to 94.6% at September 30, 2004. The average annualized base rent per occupied square foot was $11.22 at September 30, 2005 as compared to $10.69 at September 30, 2004.
     At September 30, 2005, the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 94.4% as compared to 93.6% at September 30, 2004. The average annualized base rent per leased square foot was $10.37 at September 30, 2005 as compared to $9.80 at September 30, 2004.
     At September 30, 2005, the aggregate occupancy rate of the Company’s unconsolidated joint venture shopping centers was 96.2% as compared to 97.6% at September 30, 2004. The average annualized base rent per leased square foot of its unconsolidated joint ventures was $12.00 at September 30, 2005 as compared to $12.98 at September 30, 2004. The decrease in occupancy and rent per square foot is primarily related to the change in properties owned through joint ventures and not to a decrease in operating performance of the joint venture properties.
     The aggregate occupancy of the Company’s business centers was 42.5% at September 30, 2005, as compared to 77.5% at September 30, 2004. The decrease in occupancy is primarily related to the Company selling 25 of its business centers in September 2005. The remaining business centers consist of seven assets in five states.
     The increase in recoveries from tenants was primarily related to the acquisition of properties from Benderson, CPG and the Mervyn’s Joint Venture, which contributed $35.2 million for the nine months ended September 30, 2005. These increases were offset by a decrease of $9.1 million related to the transfer of 30 the Company’s Core Portfolio Properties to joint ventures. The remaining increase of $5.5 million related to the Company’s development properties becoming operational and an increase in operating expenses at the remaining shopping center and business center properties. Recoveries were approximately 86.7% and 85.6% of operating expenses and real estate taxes for the nine months ended September 30, 2005 and 2004, respectively. The slight increase is primarily attributable to changes in the Company’s portfolio of properties and occupancy increases.

     Ancillary income increased due to income from the acquisition of properties from CPG and Benderson. The Company anticipates that this income will grow with additional opportunities at these portfolios. Continued growth is anticipated in the area of ancillary, or non-traditional revenue, as additional revenue opportunities are pursued and currently established revenue opportunities proliferate throughout the Company’s core, acquired and development portfolios. Ancillary revenue opportunities have in the past included, short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs and energy management programs, among others.
     The increase in management fee income is primarily from joint ventures formed in 2004 and 2005, which aggregated $4.1 million. This increase was offset by the sale of several of the Company’s joint venture properties, which contributed approximately $0.6 million of management fee income in 2004. Management fee income is expected to continue to increase as the MDT Joint Venture and other joint ventures acquire additional properties.
     Development fee income was primarily earned from the redevelopment of four assets through the Coventry II Joint Venture. The Company expects to continue to pursue additional development joint ventures as opportunities present themselves.
     Other income is comprised of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Lease termination fees and bankruptcy settlements	$3.6	$2.2	$5.1	$9.1
Acquisition and financing fees (1)	—	—	2.3	3.0
Other miscellaneous	0.2	—	0.7	0.1

	$3.8	$2.2	$8.1	$12.2

(1)	Financing fees received in connection with the MDT Joint Venture. The Company’s fees are based upon the timing of the transactions at the joint venture.
Expenses from Operations

	Three months ended
	September 30,
	2005	2004	$ Change	% Change
		(in thousands)
Operating and maintenance	$22,989	$15,779	$7,210	45.7%
Real estate taxes	21,808	20,556	1,252	6.1
General and administrative	14,146	11,486	2,660	23.2
Depreciation and amortization	39,965	35,584	4,381	12.3

	$98,908	$83,405	$15,503	18.6%

	Nine months ended
	September 30,
	2005	2004	$ Change	% Change
		(in thousands)
Operating and maintenance	$70,400	$44,207	$26,193	59.3%
Real estate taxes	62,585	53,427	9,158	17.1
General and administrative	40,188	32,980	7,208	21.9
Depreciation and amortization	117,321	88,679	28,642	32.3

	$290,494	$219,293	$71,201	32.5%

     Operating and maintenance expenses include the Company’s provision for bad debt expense which approximated 1.0% and 0.7% of total revenues for the nine months ended September 30, 2005 and 2004, respectively (See Economic Conditions). The increase in operating and maintenance expenses is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$0.7
Acquisition of real estate assets	23.4
Development and redevelopment of nine shopping center properties	3.7
Transfer of 43 properties to joint ventures	(4.0)
Business center properties	0.1
Provision for bad debt expense	2.3

$26.2

     Real estate taxes increased due to the following for the nine months ended September 30, 2005 (in millions):

Increase
(decrease)
Core Portfolio Properties	$1.6
Acquisition of real estate assets	12.8
Development and redevelopment of nine shopping center properties	1.0
Transfer of 43 properties to joint ventures	(6.2)

$9.2

     The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments and particularly the acquisition of assets from Benderson and CPG. Total general and administrative expenses were approximately 4.6% and 4.8%, of total revenues, including total revenues of joint ventures, for the nine months ended September 30, 2005 and 2004, respectively.
     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain direct construction administration costs consisting of direct wages and benefits, travel expenses and office overhead costs of $4.7 million and $4.5 million for the nine months ended September 30, 2005 and 2004, respectively.
     Depreciation and amortization expense increased due to the following for the nine months ended September 30, 2005 (in millions):

Increase
(decrease)
Core Portfolio Properties	$2.3
Acquisition of real estate assets	30.5
Development and redevelopment of nine shopping center properties	2.4
Transfer of 43 properties to joint ventures	(6.6)
Business center properties	(0.4)
Personal property	0.4

$28.6

Other Income and Expenses

	Three months ended
	September 30,
	2005	2004	$ Change	% Change
		(in thousands)
Interest income	$2,959	$811	$2,148	264.9%
Interest expense	(46,942)	(35,789)	(11,153)	31.2
Other expense	(660)	(1,427)	767	(53.8)

	$(44,643)	$(36,405)	$(8,238)	22.6%

	Nine months ended
	September 30,
	2005	2004	$ Change	% Change
		(in thousands)
Interest income	$6,392	$3,168	$3,224	101.8%
Interest expense	(131,683)	(88,597)	(43,086)	48.6
Other expense	(2,526)	(1,460)	(1,066)	73.0

	$(127,817)	$(86,889)	$(40,928)	47.1%

     Interest income increased primarily as a result of advances to the Service Merchandise joint venture and the Community Centers V and VII joint ventures in 2005. The Service Merchandise advance was $94.1 million at September 30, 2005. The Community Centers advance was repaid in July 2005.
     Interest expense increased primarily due to the acquisition of assets combined with other development assets becoming operational and the increase in short term interest rates. The weighted average debt outstanding for the nine month period ended September 30, 2005 and related weighted average interest rate was $3.5 billion and 5.4%, respectively, compared to $2.7 billion and 4.9%, respectively, for the same period in 2004. At September 30, 2005 and 2004, the Company’s weighted average interest rate was 5.5% and 4.8%, respectively. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $3.5 million and $8.4 million for the three and nine month periods ended September 30, 2005, as compared to $2.5 million and $7.5 million for the same period in 2004.
     Other expense is comprised of abandoned acquisition and development project costs of approximately $0.9 million and litigation expense of approximately $1.6 million.
Other

	Three months ended
	September 30,
	2005	2004	$ Change	% Change
		(in thousands)
Equity in net income of joint ventures	$11,418	$5,322	6,096	114.5%
Minority interests	(2,605)	(1,199)	(1,406)	117.3
Income tax of taxable REIT subsidiaries and franchise taxes	10	(881)	891	(101.1)

	Nine months ended
	September 30,
	2005	2004	$ Change	% Change
		(in thousands)
Equity in net income of joint ventures	$25,984	$30,486	(4,502)	(14.8)%
Minority interests	(5,204)	(3,338)	(1,866)	55.9
Income tax of taxable REIT subsidiaries and franchise taxes	(555)	(2,257)	1,702	(75.4)

     The decrease in equity in net income of joint ventures is primarily a result of increased interest costs due to an increase in interest rates on variable rate borrowings and refinancings at higher debt proceeds levels. This amount was partially offset by an increase in joint venture income from newly formed joint ventures in 2004 and 2005, including assets acquired by the Company’s MDT Joint Venture. In 2005, the Company sold its interest in an additional portion of a 24.75% owned shopping center, a 20% owned shopping center and several sites formerly occupied by Service Merchandise and recognized an aggregate gain of approximately $35.5 million of which the Company’s proportionate share was $9.0 million. In 2004, the Company sold its interest in a 20% owned shopping center, a 35% owned shopping center, a portion of a 24.75% owned shopping center and several sites formerly occupied by Service Merchandise and recognized an aggregate gain of approximately $56.7 million of which the Company’s proportionate share was $13.0 million. In addition, the Company recognized promoted income of approximately $3.2 million relating to the sale of a shopping center transferred to the MDT Joint Venture in November 2003 upon the elimination of contingencies, substantial completion and lease up in 2004. The sale transactions in 2004 and 2005 resulted in a net increase in income of approximately $0.4 million comprised of gain on sale and operating income. The joint ventures formed in 2004 and 2005 contributed additional net income of approximately $2.1 million compared to the nine months ended September 30, 2004. The remaining net decrease of $3.8 million is primarily due to debt refinancings, increased interest rates and increased depreciation and amortization charges at various joint ventures.
     Minority equity interest expense increased primarily due to the issuance of common operating partnership units in conjunction with the acquisition of assets from Benderson in May 2004 reflecting an increase of approximately $0.4 million. In addition, the formation of the Mervyn’s Joint Venture, resulted in an increase of approximately $0.2 million which is consolidated within the Company’s operations in 2005. The Company also had increases in other minority equity interest expenses aggregating approximately $1.5 million due to increases in dividends on common operating partnership units and a net increase in net income from consolidated joint venture investments. These increases were offset by the conversion of 0.2 million operating partnership units into an equal amount of common shares of the Company in 2004, which resulted in a decrease of approximately $0.2 million.
     Income tax expense and franchise tax of the Company’s taxable REIT subsidiaries decreased due to a reduction in franchise taxes from assets disposed of in 2004 and the loss on sale of an asset in 2005.
     Discontinued Operations

	Three months ended
	September 30,
	2005	2004	$ Change	% Change
		(in thousands)
Income from operations	$424	$1,317	$(893)	(67.8)%
Gain on disposition of real estate, net	10,978	1,320	9,658	731.7

	$11,402	$2,637	$8,765	332.4%

	Nine months ended
	September 30,
	2005	2004	$ Change	% Change
		(in thousands)
Income from operations	$1,501	$5,360	$(3,859)	(72.0)%
Gain on disposition of real estate, net	13,977	619	13,358	2,158.0

	$15,478	$5,979	$9,499	158.9%

     Included in discontinued operations for the three and nine month period ended September 30, 2005 and 2004, are 32 properties, aggregating 3.7 million square feet, sold in 2005 and 15 properties, aggregating 0.8 million square feet, sold primarily in the fourth quarter of 2004.

     Gain on Disposition of Assets and Cumulative Effect of Adoption of a New Accounting Standard

	Three months ended
	September 30,
	2005	2004	$ Change	% Change
		(in thousands)
Gain on disposition of assets	$2,531	$1,115	$1,416	127.0%

	Nine months ended
	September 30,
	2005	2004	$ Change	% Change
		(in thousands)
Gain on disposition of assets	$86,065	$46,492	$39,573	85.1%
Cumulative effect of adoption of a new accounting standard	—	(3,001)	3,001	(100.0)
     Gain on disposition of real estate in 2005 relates to the transfer of 12 assets to the MDT Joint Venture which aggregated $79.7 million and is not classified as discontinued operations due to the Company’s continuing involvement resulting from its retained ownership interest. In addition, land sales which did not meet the discontinued operations disclosure requirement aggregated $5.9 million of gains in 2005. Additionally, previously deferred gains released to earnings upon the leasing of units associated with master lease obligations and other obligations aggregated $0.5 million.
     Gain on disposition of real estate in 2004 relates to the transfer of eight assets to the MDT Joint Venture which aggregated $38.6 million and is not classified as discontinued operations due to the Company’s continuing involvement. In addition, land sales which did not meet the discontinued operations disclosure requirement aggregated $10.2 million. These gains were offset by an initial net loss on sale of non-core assets of approximately $2.3 million, which may be recovered through earnouts over the next several years.
     The cumulative effect of adoption of a new accounting standard is attributable to the consolidation of the partnership that owns a shopping center in Martinsville, Virginia upon adoption of FIN 46R. This amount represents the minority partner’s share of cumulative losses, primarily attributable to depreciation, in the partnership that were eliminated upon consolidation.
     Net Income

	Three months ended
	September 30,
	2005	2004	$ Change	% Change
		(in thousands)
Net Income	$60,277	$44,316	$15,961	36.0%

	Nine months ended
	September 30,
	2005	2004	$ Change	% Change
		(in thousands)
Net Income	$233,782	$181,914	$51,868	28.5%

     Net income increased primarily due to the acquisition of assets and gain on sale of assets. A summary of the changes from 2004 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses, real estate taxes, general and administrative expenses, other expenses and interest income)	$76.2
Increase in gain on disposition of real estate	39.6
Decrease in equity in net income of joint ventures	(4.5)
Increase in interest expense	(43.1)
Increase in depreciation expense	(28.6)
Increase in minority interest expense	(1.9)
Decrease in income tax expense	1.7
Increase in income from discontinued operations	9.5
Decrease in cumulative effect of adoption of a new accounting standard (FIN 46R)	3.0

$51.9

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
     Management recognizes FFO’s limitations when compared to GAAP’s income from continuing operations. FFO does not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Management does not use FFO as an indicator of the Company’s cash obligations and funding requirement for future commitments, acquisitions or development activities. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends. FFO should not be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO is simply used as an additional indicator of the Company’s operating performance.
     For the three month period ended September 30, 2005, FFO applicable to common shareholders increased $6.9 million, to $81.8 million as compared to $74.9 million for the same period in 2004. For the nine month period ended September 30, 2005, FFO applicable to common shareholders increased $54.1 million, to $273.4 million as compared to $219.3 million for the same period in 2004. The increase in total FFO in 2005 is principally attributable to increases in revenues from the Core Portfolio Properties, the acquisition of assets, developments and the gain on sale of certain recently developed assets.
     The Company’s calculation of FFO is as follows (in thousands):

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income applicable to common shareholders (1)	$46,485	$30,524	$192,405	$145,000
Depreciation and amortization of real estate investments	42,172	36,925	122,506	92,890
Equity in net income of joint ventures	(11,418)	(5,322)	(25,984)	(30,486)
Joint ventures’ FFO (2)	15,358	10,642	37,438	34,384
Minority interest expense (OP Units)	729	719	2,187	1,916
Gain on disposition of real estate, net (3), (4)	(11,543)	1,399	(55,162)	(27,400)
Cumulative effect of adoption of a new accounting standard (4)	—	—	—	3,001

FFO available to common shareholders	81,783	74,887	273,390	219,305
Preferred dividends	13,792	13,792	41,377	36,914

Total FFO	$95,575	$88,679	$314,767	$256,219

(1)	Includes straight line rental revenues of approximately $3.2 million and $1.8 million for the three month periods ended September 30, 2005 and 2004, respectively, and $9.0 million and $5.3 million for the nine month periods ended September 30, 2005 and 2004, respectively.

(2)	Joint ventures’ FFO is summarized as follows:

	Three Month Periods		Nine Month Periods
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net income (a)	$45,631	$19,676	$92,577	$85,091
Gain on disposition of real estate, net (b)	(22,594)	(4,834)	(12,727)	(24,250)
Depreciation of real estate investments	22,554	21,827	65,478	46,263

	$45,591	$36,669	$145,328	$107,104

DDR ownership interest (c)	$15,358	$10,642	$37,438	$34,384

(a)	Revenue for the three month periods ended September 30, 2005 and 2004 included approximately $2.0 million and $1.7 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.4 million and $0.5 million, respectively. Revenue for the nine month periods ended September 30, 2005 and 2004 included approximately $5.6 million and $4.4 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $1.0 million, in each period.

(b)	The gain or loss on disposition of recently developed shopping centers is not reflected as an adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or are assets sold in conjunction with the formation of the joint venture that holds the designation rights for the Service Merchandise properties.

(c)	The Company’s share of joint venture net income has been reduced by $2.6 million and $0.7 million for the three month period ended September 30, 2005 and 2004, respectively, related to basis depreciation and adjustments to gain on sale. The Company’s share of joint venture net income has been reduced by $2.1 million and $1.0 million for the nine month period ended September 30, 2005 and 2004, respectively, related to basis depreciation and adjustments to gain on sale. At September 30, 2005 and 2004, the Company owned joint venture interests relating to 112 and 74 operating shopping center properties, respectively. In addition, at September 30, 2005 and 2004, the Company owned through its approximately 25% owned joint venture, 55 and 66 shopping center sites, respectively, formerly owned by Service Merchandise. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.
(3)	For the three month period ended September 30, 2005 and 2004, net gains resulting from residual land sales aggregated $1.3 million and $3.8 million, respectively. For the nine month period ended September 30, 2005 and 2004, net gains resulting from residual land sales aggregated $5.9 million and $10.2 million, respectively. The gain on sale of recently developed shopping centers is included in FFO, as the Company considers these properties as part of the merchant building program. These gains aggregated $79.7 million, and $9.5 million for the nine month period ended September 30, 2005 and 2004, respectively. In 2005, these gains include a portion of the net gain recognized of approximately $6.6 million from the sale of a shopping center located in Plainville, Connecticut through the Company’s taxable REIT subsidiary, associated with its merchant building program. The remaining $14.3 million of the gain recognized on the sale of the shopping center located in Plainville, Connecticut was not included in the computation of FFO as the Company believes such amount was derived primarily from the acquisition of its partner’s approximate 75% interest in the shopping center following substantial completion of development. During 2005, the Company’s gain on sales of real estate was reduced by $1.9 million relating to debt prepayment costs incurred as a result of the sales transaction. This debt prepayment has been accounted for as a cost of sale and neither the gross gain on sale nor the related costs of the sale have been included in FFO.
(4)	The Company recorded a charge of $3.0 million as a cumulative effect of adoption of a new accounting standard attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in the partnership.
Liquidity and Capital Resources
The Company’s cash flow activities are summarized as follows (in thousands):

	Nine Month Periods
	Ended September 30,
	2005	2004
Cash flow from operating activities	$275,319	$230,830
Cash flow used for investing activities	(286,613)	(1,476,231)
Cash flow provided by financing activities	303	1,257,405
     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements, as well as dividend payments in accordance with REIT requirements. The Company anticipates that cash on hand, borrowings under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset sales, will provide the necessary capital to achieve continued growth. The increase in cash flow from operating activities for the nine months ended September 30, 2005 as compared to September 30, 2004 was primarily attributable to the acquisition of assets and various financing transactions. The Company’s acquisition and developments completed in 2005 and 2004, new leasing and expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s cash flow. Changes in cash flow from investing activities for the nine month period ended September 30, 2005 as compared to September 30, 2004 is primarily due to a decrease in real estate acquired with cash offset by an increase in proceeds from the disposition of real estate as described in Strategic Real Estate Transactions. Changes in cash flow from financing activities for the nine month period ended September 30, 2005 as compared to September 30, 2004 is primarily due to a decrease in the proceeds from issuance of medium term notes, common and preferred shares and an increase in the repayment of debt as described in Financing Activities.
     In November 2004, the Company’s Board of Directors approved an increase in the 2005 quarterly dividend per common share to $0.54. The Company anticipates that the increased dividend level will continue to result in a conservative payout ratio. The Company’s common share dividend payout ratio for the first nine months of 2005 approximated 65.2% of reported FFO, as compared to 64.2% for the same period in 2004. A low payout ratio enables the Company to retain more capital, which will be utilized toward attractive investment opportunities in the development, acquisition and expansion of portfolio properties or for debt repayment. The Company believes that it has one of the lowest pay-out ratios in the industry. See “Off Balance Sheet Arrangements” and “Contractual Obligations and Other Commitments” sections for discussion of additional disclosure of capital resources.
Acquisitions, Developments and Expansions
     During the nine month period ended September 30, 2005, the Company and its joint ventures invested $1.7 billion, net, to acquire, develop, expand, improve and re-tenant its properties which is comprised of $1.3 billion from its wholly-owned properties and $0.4 billion from its joint ventures. The Company’s expansion, acquisition and development activity is summarized below:
Strategic Real Estate Transactions
Caribbean Properties Group
     In January 2005, the Company completed the acquisition of 15 Puerto Rican retail real estate assets, totaling nearly 5.0 million square feet from CPG at an aggregate cost of approximately $1.2 billion. The financing for the transaction was provided by the assumption of approximately $660 million of existing debt and line of credit borrowings on the Company’s $1.0 billion senior unsecured credit facility and the application of a $30 million deposit funded in 2004.
MDT Joint Venture
     During the first quarter of 2005, the Company sold nine properties to the MDT Joint Venture for approximately $284.2 million and recognized gains totaling $62.7 million, of which $23.6 million represented merchant building gains from recently developed shopping centers, and deferred a gain of approximately $10.6 million relating to the Company’s effective 14.5% ownership interest. In April 2005, the Company sold three properties to the MDT Joint Venture for approximately $63.8 million and recognized additional gains totaling $17.0 million, of which $15.0 million represented merchant building gains, and deferred a gain of approximately $2.8 million relating to the Company’s effective 14.5% interest. The Company maintains an approximate 14.5% effective ownership interest in the properties through this joint venture. The Company has been engaged to perform all day-to-day operations of the properties and will receive its share of ongoing fees for property management, leasing and construction management, in addition to other periodic fees for financing and due diligence.
Mervyn’s Joint Venture
     In September 2005, the Company formed the Mervyn’s Joint Venture with Macquarie DDR Trust (“MDT”), which acquired the underlying real estate of 35 operating Mervyn’s stores for approximately $375.5 million. The Mervyn’s Joint Venture, owned 50% by the Company and 50% by MDT, obtained approximately $244.0 million of debt, of which $212.6 million is a five-year secured non-recourse financing at a fixed rate of approximately 5.2% and $31.4 million is at LIBOR plus 72 basis points for two years. The Company is responsible for the day-to-day management of the assets and receives fees in accordance with the same fee schedule as the Company’s other joint venture with MDT for property management. The Mervyn’s Joint Venture is expected to acquire two additional assets in the fourth quarter of 2005. The Company funded its portion of the equity in the Mervyn’s Joint Venture through the Company’s primary unsecured revolving credit facility.

     During the third quarter of 2005, the Company received approximately $2.5 million of acquisition and financing fees in connection with the acquisition of the Mervyn’s assets. Pursuant to FIN 46R, the Company is required to consolidate the Mervyn’s Joint Venture and, therefore, the $2.5 million of fees has been eliminated in consolidation and not reflected in net income or FFO.
     On September 30, 2005, the Company also purchased an additional Mervyn’s site at one of the Company’s wholly-owned shopping centers in Salt Lake City, Utah for approximately $14.4 million. The Company expects to purchase a second Mervyn’s site in California for the Company’s wholly-owned portfolio in the fourth quarter of 2005.
Sale of Office and Industrial Assets
     On September 30, 2005, the Company sold 25 office and industrial buildings aggregating approximately 3.2 million square feet for approximately $177.0 million, which includes a contingent purchase price of approximately $7.0 million in subordinated equity, based on the portfolio’s subsequent performance, including proceeds from a potential disposition. The Company recorded a gain of approximately $5.3 million, which does not include any contingent purchase price. The Company has included the historical operations and sale of these real estate assets as discontinued operations in its condensed consolidated statements of operations as the contingent consideration that may be received from the subordinated equity is not a direct cash flow of the properties pursuant to the terms of the transaction.
Expansions
     During the nine month period ended September 30, 2005, the Company completed five expansions and redevelopment projects located in Tallahassee, Florida; Suwanee, Georgia; Hendersonville, North Carolina; Allentown, Pennsylvania and Johnson City, Tennessee at an aggregate cost of $16.8 million. The Company is currently expanding/redeveloping 12 shopping centers located in Gadsden, Alabama; Hoover, Alabama; Ocala, Florida; Stockbridge, Georgia; Ottumwa, Iowa; Gaylord, Michigan; Princeton, New Jersey; Rome, New York; Mooresville, North Carolina; Erie, Pennsylvania and two projects in Bayamon, Puerto Rico, at a projected incremental cost of approximately $62.4 million. The Company is also scheduled to commence construction on an additional expansion and redevelopment project at its shopping center located in Amherst, New York.
     During the nine month period ended September 30, 2005, a joint venture of the Company completed the expansion of its shopping center located in Merriam, Kansas at an aggregate cost of $1.2 million. Four of the Company’s joint ventures are currently expanding/redeveloping their shopping centers located in Phoenix, Arizona; Lancaster, California; St. Petersburg, Florida and Kansas City, Missouri at a projected incremental cost of approximately $61.0 million. Two of the Company’s joint ventures are also scheduled to commence additional expansion/redevelopment projects at their shopping centers located in Deer Park, Illinois and Kirkland, Washington.
Development (Consolidated)
     During the nine month period ended September 30, 2005, the Company substantially completed the construction of three shopping center projects located in Overland Park, Kansas; Lansing, Michigan and Mt. Laurel, New Jersey.

     The Company currently has seven shopping center projects under construction. These projects are located in Miami, Florida; Nampa, Idaho; Chesterfield, Michigan; Freehold, New Jersey; Apex, North Carolina (Beaver Creek Crossings – Phase I); Pittsburgh, Pennsylvania and San Antonio (Stone Oak), Texas. These projects are scheduled for completion during 2005 through 2007 at a projected aggregate cost of approximately $349.7 million and will create an additional 3.4 million square feet of retail space. At September 30, 2005, approximately $152 million of costs were incurred in relation to these development projects.
     The Company anticipates commencing construction in 2005 and early 2006 on six additional shopping centers located in Homested, Florida; McHenry, Illinois; Norwood, Massachusetts; Seabrook, New Hampshire; Horseheads, New York and McKinney, Texas.
     The wholly-owned and consolidated development funding schedule as of September 30, 2005 is as follows (in millions):

Funded as of September 30, 2005	$315.9
Projected Net Funding During 2005	41.0
Projected Net Funding Thereafter	311.2

Total	$668.1

Development (Joint Ventures)
     The Company has joint venture development agreements for four shopping center projects. These projects have an aggregate projected cost of approximately $119.2 million. These projects are located in Merriam, Kansas; Jefferson County (St. Louis), Missouri; Apex, North Carolina (Beaver Creek Crossings – Phase II, adjacent to a wholly-owned development project) and San Antonio (Westover), Texas. The projects located in Merriam, Kansas and San Antonio, Texas are being developed through the Coventry II program. A portion of the project located in Jefferson County (St. Louis), Missouri has been substantially completed. The remaining projects are scheduled for completion during 2005 through 2007. At September 30, 2005, approximately $57.1 million of costs were incurred in relation to these development projects.
     The joint venture development funding schedule as of September 30, 2005, is as follows (in millions):

			Proceeds
	DDR’s	JV Partners’	from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total
Funded as of September 30, 2005	$13.5	$6.4	$37.2	$57.1
Projected Net Funding during 2005	0.2	0.5	9.8	10.5
Projected Net Funding thereafter	0.6	2.3	48.7	51.6

Total	$14.3	$9.2	$95.7	$119.2

Dispositions
     In addition to the sale of business centers discussed above, in the third quarter of 2005, the Company sold five shopping center properties aggregating 0.4 million square feet for approximately $12.8 million and recognized a non-FFO gain of approximately $5.7 million. The Company sold several out parcels during the third quarter and recognized a gain of approximately $1.3 million from these sales. In addition, the Company had gains aggregating $0.6 million related to previously deferred gains released to earnings upon the leasing of units associated with master lease obligations and other obligations.
     In August 2005, one of the Company’s RVIP joint ventures sold a 343,000 square foot shopping center in Long Beach, California for approximately $75.6 million. The joint venture recorded an aggregate gain of $20.2 million. After adjusting for basis differentials of $2.6 million and promoted returns, the Company included in net income and recognized a contribution to FFO of $3.8 million through its investment in the joint venture.
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
Off Balance Sheet Arrangements
     The Company has a number of unconsolidated joint ventures with varying structures. The Company has investments in operating properties, development properties and a management and development company. Such arrangements are generally with institutional investors and various developers located throughout the United States.
     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $19.2 million at September 30, 2005. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through new or existing construction loans.
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $104.9 million at September 30, 2005 for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owed to DDR. The Company has guaranteed base rental income from one to three years at 11 centers held through the Service Merchandise joint venture, aggregating $2.9 million at September 30, 2005. The Company has not recorded a liability for the guarantee as the subtenants of the KLA/SM Joint Venture are paying rent as due. The Company has recourse against the other parties in the partnership in the event of default.
     The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.
     The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $2.2 billion and $1.8 billion at September 30, 2005 and December 31, 2004, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the Company and its partners in certain limited situations such as misuse of funds and material misrepresentations. In connection with three of the Company’s joint ventures, the Company agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $25.7 million at September 30, 2005. The Company and its joint venture partner provided a $33.0 million payment and performance guaranty on behalf of the Mervyn’s Joint Venture to the joint venture’s lender in certain events such as the bankruptcy of Mervyn’s. The Company’s maximum obligation is equal to its effective 50% ownership percentage, or $16.5 million.
Financing Activities
     In October 2005, the Company issued $350 million of seven-year senior unsecured notes. The 5.375% notes are due on October 15, 2012 and were offered at 99.52% of par. The notes are redeemable prior to maturity at par value plus a make-whole premium. If the notes are redeemed within 90 days of the maturity date, no make-whole premium will be paid. Proceeds from the offering were used for general corporate purposes, including repayment of floating rate debt on the Company’s consolidated subsidiary formed in connection with the CPG acquisition, DDR PR Ventures LLC, S.E., under the Company’s primary revolving credit facility. The effective interest rate, after taking into account the treasury rate locks that were previously entered into by the Company, will adjust the seven-year rate to an effective rate of approximately 5.1%. After taking into account the above transaction, the Company’s total floating rate debt was approximately 20% of total consolidated debt at September 30, 2005.
     In July 2005, the Company’s Community Centers V and VII joint ventures closed on several loans aggregating $298.0 million, of which $280.0 million bears a fixed rate of 5.295% and the remaining $18.0 million bears a floating rate of LIBOR plus 2.0% with maturity dates of August 2010 and July 2007, respectively. The loan proceeds were used to repay existing debt of approximately $167.0 million with a weighted average interest rate of 6.5%. The additional $130.8 million was remitted to DDR, of which $65.2 million related to the repayment of an advance made to certain joint venture partners in the Community Centers V and VII joint ventures in April 2005.
     In June 2005, the Company entered into a $220 million secured term loan agreement for which KeyBank Capital Markets and Banc of America Securities LLC acted as joint lead arrangers for the facility. The secured term loan matures in June 2008 with two one-year extension options available to the Company. The interest rate, which is currently 0.85% over LIBOR, is based on grid pricing determined by the Company’s corporate credit ratings from Standard and Poor and Moody’s Investor Service. The term loan is secured by the equity in certain assets that are already encumbered by first mortgages. The initial amount of the term loan is $220 million, with an accordion feature that allows for a future increase to $400 million. Proceeds from the term loan were used to repay amounts outstanding on the Company’s revolving credit facilities.
     In April 2005, the Company issued $400 million of senior unsecured notes, consisting of $200 million of five-year notes and $200 million of ten-year notes. The five year notes have an interest coupon rate of 5.0%, are due on May 3, 2010 and were offered at 99.806% of par. The ten-year notes have an interest coupon rate of 5.5%, are due on May 1, 2015 and were offered at 99.642% of par. The effective interest rate, after taking into account the treasury rate locks that were previously entered into by the Company, will adjust the five-year rate to approximately 5.0% and the ten-year rate to approximately 5.4%. Proceeds from the offering were primarily used to repay variable rate indebtedness of the Company’s consolidated subsidiary formed in connection with the CPG acquisition, DDR PR Ventures LLC, S.E., under the Company’s primary revolving credit facility.

     In March 2005, the Company amended and restated its $1.0 billion primary revolving credit facility with JP Morgan Securities, Inc. and Banc of America Securities LLC as joint lead arrangers. The restated facility extended the maturity date to May 2008, decreased the borrowing rate over LIBOR to 0.675%, modified certain covenants and allowed for the future expansion of the credit facility to $1.25 billion.
     In March 2005, the Company consolidated its two prior secured revolving credit facilities with National City Bank. This consolidation created a $60 million unsecured facility, reduced the interest rate over LIBOR to 0.675%, extended the maturity date to May 2008 and modified certain covenants.
     As of September 30, 2005, the Company had a shelf registration statement filed with the Securities and Exchange Commission (“SEC”) under which $354.0 million of debt securities, preferred shares or common shares may be issued. After the issuance of $350 million of senior notes in October 2005, $4.0 remained available under this shelf. The Company intends to file one or more registration statements with the SEC in order to provide access to capital markets, when and as appropriate.
Capitalization
     At September 30, 2005, the Company’s capitalization consisted of $3.8 billion of debt, $705 million of preferred shares and $5.1 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at September 30, 2005 of $46.70) resulting in a debt to total market capitalization ratio of 0.40 to 1.0. At September 30, 2005, the Company’s total debt consisted of $2.7 billion of fixed rate debt and $1.1 billion of variable rate debt, including $60 million of fixed rate debt, which has been effectively swapped to a variable rate.
     It is management’s strategy that the Company have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings or debt financings or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Standard and Poor’s (BBB stable outlook) and Moody’s Investors Service (Baa3 positive outlook). The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.
     As of September 30, 2005, the Company had cash of $38.9 million and $620.0 million available under its $1.1 billion revolving credit facilities. As of September 30, 2005, the Company also had 204 operating properties generating $239.1 million, or 43.5%, of the total revenue of the Company for the nine months ended September 30, 2005, which were unencumbered, thereby providing a potential collateral base for future borrowings.
Contractual Obligations and other Commitments
     At September 30, 2005, the Company has addressed all of the significant debt maturities for the remainder of 2005 and the majority of the debt maturities in 2006. In 2006, there remains approximately $34.5 million of secured mortgage debt on five assets, which are expected to be refinanced next year.

     At September 30, 2005, the Company had letters of credit outstanding of approximately $20.3 million. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are primarily collateral for existing indebtedness and other obligations accrued on the Company’s accounts.
     In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $50.8 million with general contractors for its wholly-owned properties at September 30, 2005. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.
     In connection with the sale of one of the Company’s properties to the MDT Joint Venture, the Company deferred the recognition of approximately $3.2 million at September 30, 2005 of the gain on sale of real estate related to a shortfall agreement guarantee maintained by the Company. The MDT Joint Venture is obligated to fund any shortfall amount that is caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center. The Company is obligated to pay any shortfall to the extent that it is not caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center. No shortfall payments have been made on this property since the completion of construction in 1997.
     The Company entered into master lease agreements with the MDT Joint Venture in 2003, 2004 and 2005 with the transfer of properties to the joint venture which has been recorded as a liability and reduction of its gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At September 30, 2005, the Company’s master lease obligation, included in accounts payable and other expenses, totaled approximately $6.9 million.
     The Company entered into master lease agreements with the DDR Markaz II joint venture in October 2004 in connection with the transfer of properties to the joint venture at closing. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a two or four-year period, depending on the unit. At September 30, 2005, the Company’s master lease obligation, included in accounts payable and other expenses, totaled approximately $3.1 million.
     The Company enters into cancelable contracts for the maintenance of its properties. At September 30, 2005, the Company had payables for purchase order obligations, typically payable within one year, aggregating approximately $7.5 million related to the maintenance of its properties and general and administrative expenses.
     The Company continuously monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2004 through September 30, 2005 other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements.”
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
Economic Conditions
     Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have been experiencing varying degrees of economic growth. Adverse changes in general or local economic conditions could result in the inability of some existing tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more major national tenants (Wal-Mart, Kohl’s, Target), home improvement stores (Home Depot, Lowe’s) and two or more medium sized big-box tenants (Bed Bath & Beyond, T.J. Maxx/Marshalls, Best Buy, Ross Stores), which generally offer day-to-day necessities, rather than high-priced luxury items. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.
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
     Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection, the Company believes that several of its major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s, T.J. Maxx, Bed Bath & Beyond and Best Buy, are financially secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in this economic environment. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since 1993. Also, average base rental rates have increased from $5.48 to $11.27 since the Company’s public offering in 1993.
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

	September 30, 2005				September 30, 2004
		Weighted				Weighted	Weighted
		Average	Weighted	Percentage		Average	Average	Percentage
	Amount	Maturity	Average Interest	of	Amount	Maturity	Interest	of
	(Millions)	(years)	Rate	Total	(Millions)	(years)	Rate	Total
Fixed Rate Debt (1)	$2,739.5	6.5	5.8%	71.4%	$2,191.0	6.7	5.9%	66.8%
Variable Rate Debt (1)	$1,097.2	2.3	4.5%	28.6%	$1,087.6	1.3	2.7%	33.2%

(1)	Adjusted to reflect the $80.0 million of variable rate debt, which was swapped to a fixed rate at September 30, 2004 and $60 million and $100 million of fixed rate debt, which was swapped to a variable rate at September 30, 2005 and 2004, respectively.
     The Company’s joint ventures’ fixed rate indebtedness, including $75 million of variable rate debt, which was swapped to a weighted average fixed rate of approximately 5.4% in both periods is summarized as follows (in millions):

	September 30, 2005				September 30, 2004
			Weighted	Weighted			Weighted	Weighted
	Joint	Company’s	Average	Average	Joint	Company’s	Average	Average
	Venture	Proportionate	Maturity	Interest	Venture	Proportionate	Maturity	Interest
	Debt	Share	(years)	Rate	Debt	Share	(years)	Rate
Fixed Rate Debt	$1,565.9	$386.1	5.0	5.0%	$1,016.4	$259.7	4.4	5.3%
Variable Rate Debt	$640.0	$130.7	1.8	5.4%	$562.5	$117.6	1.8	3.8%
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
     The interest rate risk on $80.0 million of consolidated floating rate debt at September 30, 2004, and $75.0 million of joint venture floating rate debt at September 30, 2005 and 2004, of which $16.7 million is the Company’s proportionate share, has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions. At September 30, 2005 and December 31, 2004, the Company had a variable rate interest swap that carries a notional amount of $60 million. At September 30, 2005 and December 31, 2004, the swap had a fair value that represented an asset of $0.6 million and $2.3 million, respectively. In February 2005, the Company entered into an aggregate of $286.8 million of treasury locks. These treasury locks were terminated in connection with the issuance of the unsecured notes in April 2005. In May 2005 and September 2005, the Company entered into approximately $200.0 million of treasury locks. These treasury locks were designated to hedge the forecasted issuance of unsecured senior notes. In October 2005, the Company issued $350 million of fixed rate borrowings. The effective portion of these hedging relationships have been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to interest expense.
     In March 2005, one of the Company’s joint ventures in which the Company has a 50% interest entered into a notional amount of a $277.5 million treasury lock. This treasury lock was terminated at maturity in April 2005. One of the Company’s joint ventures, the MDT Joint Venture, entered into certain fixed rate interest swaps, for which the joint venture has not elected hedge accounting. The derivatives are marked to market with the adjustments flowing through its income statement. The fair value at September 30, 2005 and 2004 is not significant. The fair value of the swaps referred to above were calculated based upon expected changes in future benchmark interest rates.
     The fair value of the Company’s fixed rate debt adjusted to: (i) include the $80 million which was swapped to a fixed rate at September 30, 2004; (ii) exclude the $60 million and $100 million which was swapped to a variable rate at September 30, 2005 and 2004, respectively; (iii) include the Company’s proportionate share of the joint venture fixed rate debt; and (iv) include the Company’s proportionate share of $16.7 million which was swapped to a fixed rate at September 30, 2005 and 2004, and an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows (in millions):

	September 30, 2005				September 30, 2004
				100 Basis Point				100 Basis Point
				Decrease in				Decrease in
	Carrying	Fair		Market Interest	Carrying	Fair		Market Interest
	Value	Value		Rates	Value	Value		Rates
Company’s fixed rate debt	$2,739.5	$2,787.9		$2,915.2	$2,191.0	$2,278.1	(1)	$2,392.2	(3)
Company’s proportionate share of joint venture fixed rate debt	$386.1	$389.7	(2)	$406.5	$259.7	$267.3		$276.1

(1)	Includes the fair value of interest rate swaps, which was an asset of $0.2 million at September 30, 2004.

(2)	Includes the Company’s proportionate share of the fair value of interest rate swaps which was an asset of $0.4 million at September 30, 2005.

(3)	Includes the fair value of interest rate swaps which was a liability of $0.1 million September 30, 2004.
     The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations which arise from the hypothetical estimate as discussed above.
     Further, a 100 basis point increase in short term market interest rates at September 30, 2005 and 2004 would result in an increase in interest expense of approximately $8.2 million, for the Company in each period and $1.0 million and $0.9 million, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective nine month periods. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

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

	September 30,
	2005	2004
Total Notes Receivable	$131.3	$26.6
% Fixed Rate Loans	89.9%	0.1%
Fair Value of Fixed Rate Loans	$133.1	$—
Impact on Fair Value of 100 Basis Point Decrease in Market Interest Rates	$134.3	$—
     The Company and its joint ventures intend to continuously monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2005, the Company had no other material exposure to market risk.
New Accounting Standards
Stock Based Compensation — SFAS 123(R)
     In December 2004, the FASB issued SFAS 123 (R), “Share-Based Payment.” This standard will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. This standard replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and applies to all awards granted, modified, repurchased or cancelled after July 1, 2005. In April 2005, the Securities and Exchange Commission SEC amended the compliance date of SFAS No. 123(R) through an amendment of Regulation S-X. Public companies with calendar year-ends would be required to adopt the provisions of the standard effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effects of this proposed standard, but does not expect it to materially impact its financial position, results of operations, cash flows or its future compensation strategies.
Exchanges of Nonmonetary Assets. — SFAS 153
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This standard amended APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception from fair-value measurement for nonmonetary exchanges of similar productive assets. This standard replaces the exception with a general exception from fair-value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has no commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for all nonmonetary asset exchanges completed by the company starting July 1, 2005. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
Accounting Changes and Error Corrections — SFAS 154
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effects of this proposed standard, but does not expect it to materially impact its financial position, results of operations or cash flows.
     Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights — EITF 04-5
     In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46R, or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. This EITF is effective for all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005, and as of January 1, 2006 for existing limited partnership agreements. The Company is currently assessing all of its investments in unconsolidated real estate joint ventures to determine the impact, if any, the adoption of EITF 04-05 will have on results of operations, financial position or liquidity
Determining the Amortization Period of Leasehold Improvements — EITF 05-06
     In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF No. 05-06, “Determining the Amortization Period of Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or term that includes renewals that has been reasonably assured at the date of the business combination of purchase. The guidance is effective for periods beginning after June 29, 2005. EITF 05-06 does not impact the Company’s results of operations, financial position or liquidity.

Item 4. Controls and Procedures
     The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of the end of the period covered by this quarterly report on Form 10-Q. The CEO and CFO have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the nine month period ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. There were no significant changes made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of such evaluation.

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
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company does not currently have in effect a plan to repurchase its common shares in the open market and did not repurchase any shares during the quarter ended September 30, 2005.
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

DEVELOPERS DIVERSIFIED REALTY CORPORATION

November 9, 2005	/s/ Scott A. Wolstein

(Date)	Scott A. Wolstein, Chief Executive Officer and
Chairman of the Board

November 9, 2005	/s/ William H. Schafer

(Date)	William H. Schafer, Executive Vice President and
Chief Financial Office (Principal Financial Officer and Principal Accounting Officer)