Form 10-K
period 2005-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2006-03-02
CIK 894315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2005 was $4.8 billion.
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
108,965,988 common shares outstanding as of February 15, 2006

DOCUMENTS INCORPORATED BY REFERENCE
     The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2006 Annual Meeting of Shareholders.

PART I

Item 1.	BUSINESS

General Development of Business
      Developers Diversified Realty Corporation, an Ohio Corporation (the “Company” or “DDR”), a self-administered and self-managed real estate investment trust (a “REIT”), is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers. Unless otherwise provided, references herein to the Company or DDR includes Developers Diversified Realty Corporation, its wholly-owned and majority-owned subsidiaries and its consolidated and unconsolidated joint ventures.
      From January 1, 2001 to February 15, 2006, the Company and its joint ventures have acquired 309 shopping center properties. The Company acquired two properties in 2006 (one acquired through a joint venture and one by acquiring its joint venture partner’s interest), 52 properties in 2005 (including 36 of which were acquired through a consolidated joint venture and one by acquiring its joint venture partner’s interest), 112 properties in 2004 (including 18 acquired through joint ventures and one by acquiring its joint venture partner’s interest), 124 properties in 2003 (including 117 shopping center and development properties acquired through the merger with JDN Realty Corporation (“JDN”) and three of which were joint ventures), 11 properties in 2002 (four by acquiring its joint venture partners’ interest) and eight properties in 2001 (all of which were through joint ventures). In addition, in 2002 a joint venture in which the Company owns an approximate 25% equity interest was awarded the asset designation rights of Service Merchandise retail real estate interests in approximately 200 properties. At December 31, 2005, 53 of these properties remained. Also, in connection with the merger of American Industrial Properties REIT (“AIP”) on May 14, 2001, the Company purchased 37 business centers and two shopping centers. From May 2001 through December 31, 2005, the Company disposed of 32 of these business centers, including 25 during 2005. Of the 52 properties acquired in 2005, 15 properties are located in Puerto Rico.
      The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. The Company’s website is located at http://www.ddr.com. On its website, you can obtain a copy of the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material electronically with, or furnish it to, the Securities and Exchange Commission (the “SEC”). A copy of these filings is available to all interested parties upon written request to Michelle M. Dawson, Vice President of Investor Relations, at the Company’s corporate offices.
      The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington D.C. 20549. You may obtain information about the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC (http://www.sec.gov). You can inspect reports and other information that the Company files at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

Financial Information about Industry Segments
      The Company is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers and business centers. See the consolidated financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K for certain information required by Item 1.

Narrative Description of Business
      The Company’s portfolio as of February 15, 2006, consisted of 469 shopping centers and seven business centers (including 162 properties owned through unconsolidated joint ventures) and more than 560 acres of undeveloped land (of which approximately 20 acres are owned through joint ventures) (the “Portfolio Properties”). These properties consist of shopping centers, mini-malls and lifestyle centers. From January 1, 2003, to February 15, 2006, the Company acquired 290 shopping centers (including 55 properties owned through joint ventures) containing an aggregate of approximately 33.4 million square feet of gross leasable area (“GLA”) owned by the Company for an aggregate purchase price of approximately $7.9 billion.
      As of February 15, 2006, the Company was expanding eight wholly-owned properties and three of its joint venture properties and expects to commence expansions at one additional wholly-owned and two additional joint venture shopping centers in 2006. As of December 31, 2005, the Company had eight wholly-owned shopping centers and three joint venture shopping centers under development.
      At December 31, 2005, the aggregate occupancy of the Company’s 469 shopping center portfolio was 95.3%, as compared to 94.7% at December 31, 2004. The average annualized base rent per occupied square foot was $11.01 at December 31, 2005, as compared to $10.79 at December 31, 2004.
      At December 31, 2005, the aggregate occupancy rate of the Company’s 269 wholly-owned shopping centers was 94.4%, as compared to 93.7% at December 31, 2004. The average annualized base rent per leased square foot was $10.42 at December 31, 2005, as compared to $9.70 at December 31, 2004.
      At December 31, 2005, the aggregate occupancy rate of the Company’s 200 joint venture shopping centers (including 37 of which are consolidated centers) was 97.0%, as compared to 97.1% at December 31, 2004. The average annualized base rent per leased square foot of its joint ventures was $12.05 at December 31, 2005, as compared to $12.15 at December 31, 2004.
      The aggregate occupancy of the Company’s business centers was 43.2% at December 31, 2005, as compared to 76.0% at December 31, 2004. The Company sold 25 of its business centers in September 2005. The remaining business centers consist of seven assets in five states.
      The Company is self-administered and self-managed and, therefore, does not engage or pay for a REIT advisor. The Company manages all of the Portfolio Properties. At December 31, 2005, the Company owned and/or managed over 82.9 million total square feet of GLA, which included all of the Portfolio Properties and 13 properties owned by third parties.

Strategy and Philosophy
      The Company’s investment objective is to increase cash flow and the value of its Portfolio Properties and to seek continued growth through the selective acquisition, development, redevelopment, renovation and expansion of income-producing real estate properties, primarily shopping centers. In addition, the Company may also pursue the disposition of certain real estate assets and utilize the proceeds to repay debt, reinvest in other real estate assets and developments and apply to other corporate purposes. In pursuing its investment objective, the Company will continue to seek to acquire and develop high quality, well-located shopping centers with attractive initial yields and strong prospects for future cash flow growth and capital appreciation where the Company’s financial strength and management and leasing capabilities can enhance value.
      Management believes that opportunities to acquire existing shopping centers have been and will continue to be available to a buyer, such as the Company, with access to capital markets and institutional investors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” within Item 7.
      The Company’s real estate strategy and philosophy is to grow its business through a combination of leasing, expansion, acquisition and development. The Company seeks to:

•	Increase cash flows and property values through strategic leasing, re-tenanting, renovation and expansion of the Company’s portfolio;

•	Continue to selectively acquire well-located, quality shopping centers (individually or in portfolio transactions) that have leases at rental rates below market rates or other cash flow growth or capital appreciation potential where the Company’s financial strength, relationships with retailers and management capabilities can enhance value;

•	Increase cash flows and property values by continuing to take advantage of attractive financing and refinancing opportunities (see “Recent Developments — Financings”);

•	Increase per share cash flows through the strategic disposition of low growth assets and utilizing the proceeds to repay debt, invest in other real estate assets and/or developments;

•	Selectively develop the Company’s undeveloped parcels or new sites in areas with attractive demographics;

•	Hold properties for long-term investment and place a strong emphasis on regular maintenance, periodic renovation and capital improvements, and

•	Continue to manage and develop the properties of others to generate fee income, subject to restrictions imposed by federal income tax laws, and create opportunities for acquisitions.

      As part of its ongoing business, the Company engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.
      In addition, the Company intends to maintain a conservative debt capitalization ratio. At December 31, 2005, the Company’s debt to total market capitalization ratio, excluding the Company’s proportionate share of indebtedness of its unconsolidated joint ventures, was approximately 0.40 to 1.0. At December 31, 2005, the Company’s capitalization consisted of $3.9 billion of debt, $705 million of preferred shares and $5.2 billion of market equity (market equity is defined as common shares and Operating Partnership Units (“OP Units”) outstanding, multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 2005 of $47.02), resulting in a debt to total market capitalization ratio of 0.40 to 1.0, as compared to the ratios of 0.33 to 1.0 and 0.37 to 1.0 at December 31, 2004 and 2003, respectively. Fluctuations in the market price of the Company’s common shares may cause this ratio to vary from time to time. At December 31, 2005, the Company’s total debt consisted of $3,079.3 million of fixed rate debt and $811.4 million of variable rate debt, including $60 million of fixed rate debt that has been effectively swapped to a weighted average variable rate.
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

Recent Developments
      In January 2006, the Company acquired its partner’s 75% ownership interest in a shopping center located in Pasadena, California, for a purchase price of approximately $55.9 million, net of mortgage debt of approximately $85.0 million that was repaid in connection with the acquisition.
      In February 2006, the Company issued approximately 0.4 million of its common shares to Benderson Development Company in connection with the conversion of operating partnership units pursuant to the terms of the purchase and sale agreement entered into in March 2004.
      See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for further information on certain of the recent developments described above.

Competition
      As one of the nation’s largest owners and developers of shopping centers, the Company has established close relationships with a large number of major national and regional retailers. The Company’s management is associated with and actively participates in many shopping center and REIT industry organizations.

      Notwithstanding these relationships, numerous developers and real estate companies compete with the Company in seeking properties for acquisition and leasing space in these properties to tenants.

Employees
      As of February 15, 2006, the Company employed 548 full-time individuals, including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

Qualification as a Real Estate Investment Trust
      As of December 31, 2005, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company, with the exception of its taxable REIT subsidiaries, will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Item 1a.	RISK FACTORS
The Economic Performance and Value of the Company’s Shopping Centers Depend on Many Factors, Each of Which Could Have an Adverse Impact on Its Cash Flows and Operating Results
      The economic performance and value of the Company’s real estate holdings can be affected by many factors, including the following:

•	Changes in the national, regional and local economic climate;

•	Local conditions such as an oversupply of space or a reduction in demand for real estate in the area;

•	The attractiveness of the properties to tenants;

•	Competition from other available space;

•	The Company’s ability to provide adequate management services and to maintain its properties;

•	Increased operating costs, if these costs cannot be passed through to tenants and

•	The expense of periodically renovating, repairing and reletting spaces.
      The Company’s properties consist primarily of community and neighborhood shopping centers and, therefore, its performance is linked to general economic conditions in the market for retail space. The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through catalogues and the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, the Company may face challenges in the management and maintenance of the properties or encounter increased operating costs, such as real estate taxes, insurance and utilities, which may make its properties unattractive to tenants. The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and ability to meet its debt and other financial obligations and make distributions to the shareholders.
The Company’s Dependence on Rental Income May Adversely Affect Its Ability to Meet Its Debt Obligations and Make Distributions to the Shareholders
      Substantially all of the Company’s income is derived from rental income from real property. As a result, the Company’s performance depends on its ability to collect rent from tenants. The Company’s income and funds for distribution would be negatively affected if a significant number of its tenants, or any of its major tenants (as discussed in more detail below):

•	Experience a downturn in their business that significantly weakens their ability to meet their obligations to the Company;

•	Delay lease commencements;

•	Decline to extend or renew leases upon expiration;

•	Fail to make rental payments when due or

•	Close stores or declare bankruptcy.
      Any of these actions could result in the termination of the tenant’s leases and the loss of rental income attributable to the terminated leases. Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In addition, the Company cannot be sure that any tenant whose lease expires will renew that lease or that it will be able to re-lease space on economically advantageous terms. The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and its ability to meet debt and other financial obligations and make distributions to the shareholders.
The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space by, Such Tenants
      As of December 31, 2005, the annualized base rental revenues from Wal-Mart, Tops Market (Royal Ahold), Mervyns, PETsMART, TJ Maxx, Bed Bath & Beyond, Kohl’s and Lowe’s represented 5.4%, 3.1%, 2.8%, 2.0%, 1.9%, 1.7%, 1.7% and 1.7%, respectively, of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues. The Company’s income and ability to meet its financial obligations could be adversely affected in the event of the bankruptcy or insolvency of, or a significant downturn in the business of, one of these tenants or any of the Company’s other major tenants. In addition, the Company’s results could be adversely affected if any of these tenants does not renew multiple lease terms as they expire.
The Company’s Acquisition Activities May Not Produce the Cash Flows That It Expects and May Be Limited by Competitive Pressures or Other Factors
      The Company intends to acquire existing retail properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks such as:

•	The Company’s estimates on expected occupancy and rental rates may differ from actual conditions;

•	The Company’s estimates of the costs of any redevelopment or repositioning of acquired properties may prove to be inaccurate;

•	The Company may be unable to operate successfully in new markets where acquired properties are located, due to a lack of market knowledge or understanding of local economies;

•	The Company may be unable to successfully integrate new properties into its existing operations; or

•	The Company may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy.
      In addition, the Company may not be in a position or have the opportunity in the future to make suitable property acquisitions on advantageous terms due to competition for such properties with others engaged in real estate investment who may have greater financial resources than the Company. The Company’s inability to successfully acquire new properties may affect the Company’s ability to achieve anticipated return on investment, which could have an adverse effect on its results of operations.
The Company’s Articles of Incorporation Contain Limitations on Acquisitions and Changes in Control
      In order to maintain the Company’s status as a REIT, its articles of incorporation prohibit any person, except for certain existing shareholders at the time of its initial public offering, from owning more than 5% of the Company’s outstanding common shares. This restriction is likely to discourage third parties from acquiring control of DDR without consent of its board of directors even if a change in control was in the interest of shareholders.
Real Estate Property Investments Are Illiquid, and Therefore the Company May Not Be Able to Dispose of Properties When Appropriate or on Favorable Terms
      Real estate property investments generally cannot be disposed of quickly. In addition, the federal tax code imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Therefore, the Company may not be able to vary its portfolio in response to economic or other conditions promptly or on favorable terms, which could cause the Company to incur extended losses and reduce its cash flows and adversely affect distributions to shareholders.
The Company’s Development and Construction Activities Could Affect Its Operating Results
      The Company intends to continue the selective development and construction of retail properties in accordance with its development and underwriting policies as opportunities arise. The Company’s development and construction activities include risks that:

•	The Company may abandon development opportunities after expending resources to determine feasibility;

•	Construction costs of a project may exceed the Company’s original estimates;

•	Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

•	Rental rates per square foot could be less than projected;

•	Financing may not be available to the Company on favorable terms for development of a property;

•	The Company may not complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs and

•	The Company may not be able to obtain, or may experience delays in obtaining necessary zoning, land use, building, occupancy and other required governmental permits and authorizations.
      Additionally, the time frame required for development, construction and lease-up of these properties means that the Company may have to wait years for a significant cash return. If any of the above events occur, the development of properties may hinder the Company’s growth and have an adverse effect on its results of operations. In addition, new development activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management.
The Company Has Variable Rate Debt and Is Subject to Interest Rate Risk
      The Company has a substantial amount of mortgage debt with interest rates that vary depending upon the market index. In addition, the Company has a revolving credit facility that bears interest at a variable rate on all amounts drawn on the facility. The Company may incur additional variable rate debt in the future. Increases in interest rates on variable rate debt would increase the Company’s interest expense, which would adversely affect net earnings and cash available for payment of its debt obligations and distributions to the shareholders.
The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flow
      At December 31, 2005, the Company had outstanding debt of approximately $3.9 billion (excluding its proportionate share of joint venture mortgage debt aggregating $510.5 million). The Company intends to continue to maintain a conservative debt capitalization with a ratio of debt to total market capitalization (the sum of the aggregate market value of the Company’s common shares, the liquidation preference on any preferred shares outstanding and its total indebtedness) of less than 50%. In addition, the Company is subject to limitations under its credit facilities and indentures relating to its ability to incur further debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur.

If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly. Under such circumstances, the Company’s risk of decreases in cash flow, due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed above could subject the Company to an even greater adverse impact on its financial condition and results of operations. In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur extended losses and reduce its cash flows.
The Company’s Cash Flows and Operating Results Could Be Adversely Affected by Required Payments of Debt or Related Interest and Other Risks of Its Debt Financing
      The Company is generally subject to risks associated with debt financing. These risks include:

•	The Company’s cash flow may not satisfy required payments of principal and interest;

•	The Company may not be able to refinance existing indebtedness on its properties as necessary or the terms of the refinancing may be less favorable to the Company than the terms of existing debt;

•	Required debt payments are not reduced if the economic performance of any property declines;

•	Debt service obligations could reduce funds available for distribution to the Company’s shareholders and funds available for acquisitions;

•	Any default on the Company’s indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure and

•	The risk that necessary capital expenditures for purposes such as re-leasing space cannot be financed on favorable terms.
      If a property is mortgaged to secure payment of indebtedness and the Company cannot make the mortgage payments, it may have to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property. Any of these risks can place strains on the Company’s cash flows, reduce its ability to grow and adversely affect its results of operations.
The Company’s Financial Condition Could Be Adversely Affected by Financial Covenants
      The Company’s credit facilities and the indentures under which its senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of its assets and engage in mergers and consolidations and certain acquisitions. These covenants could limit the Company’s ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to its shareholders. In addition, a breach of these covenants could cause a default under or accelerate some or all of the Company’s indebtedness, which could have a material adverse effect on its financial condition.
The Company’s Ability to Continue to Obtain Permanent Financing Cannot Be Assured
      In the past, the Company has financed certain acquisitions and certain development activities in part with proceeds from its credit facilities or offerings of its debt securities. These financings have been, and may continue to be, replaced by more permanent financing. However, the Company may not be able to obtain more permanent financing for future acquisitions or development activities on acceptable terms. If market interest rates were to increase or other unfavorable market conditions exist at a time when amounts were outstanding under the Company’s credit facilities, or if other variable rate debt was outstanding, the Company’s debt interest costs would increase, causing potentially adverse effects on its financial condition and results of operations.

If the Company Fails to Qualify as a REIT in Any Taxable Year, It Will Be Subject to U.S. Federal Income Tax as a Regular Corporation and Could Have Significant Tax Liability
      The Company intends to operate in a manner that allows it to qualify as a REIT for U.S. federal income tax purposes. However, REIT qualification requires that the Company satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code of 1986, as amended, or the Code, for which there are a limited number of judicial or administrative interpretations. The Company’s status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within its control. Accordingly, it is not certain the Company will be able to qualify and remain qualified as a REIT for U.S. federal income tax purposes. Even a technical or inadvertent violation of the REIT requirements could jeopardize the Company’s REIT qualification. Furthermore, Congress or the Internal Revenue Service, or IRS, might change the tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect that could make it more difficult or impossible for the Company to qualify as a REIT. If the Company fails to qualify as a REIT in any tax year, then:

•	the Company would be taxed as a regular domestic corporation, which, among other things, means that it would be unable to deduct distributions to its shareholders in computing its taxable income and would be subject to U.S. federal income tax on its taxable income at regular corporate rates;

•	any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders, and could force the Company to liquidate assets or take other actions that could have a detrimental effect on its operating results; and

•	unless the Company was entitled to relief under applicable statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which the Company lost its qualification, and its cash available for distribution to its shareholders therefore would be reduced for each of the years in which the Company does not qualify as a REIT.
Even if the Company remains qualified as a REIT, it may face other tax liabilities that reduce its cash flow. The Company may also be subject to certain U.S. federal, state and local taxes on its income and property either directly or at the level of its subsidiaries. Any of these taxes would decrease cash available for distribution to the Company’s shareholders.
Compliance with REIT Requirements May Negatively Affect the Company’s Operating Decisions
      To maintain its status as a REIT for U.S. federal income tax purposes, the Company must meet certain requirements, on an on-going basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts the Company distributes to its shareholders and the ownership of its shares. The Company may also be required to make distributions to its shareholders when it does not have funds readily available for distribution or at times when the Company’s funds are otherwise needed to fund capital expenditures.
      As a REIT, the Company must distribute at least 90% of its annual net taxable income (excluding net capital gains) to its shareholders. To the extent that the Company satisfies this distribution requirement, but distributes less than 100% of its net taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that it pays to its shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. From time to time, the Company may generate taxable income greater than its income for financial reporting purposes, or its net taxable income may be greater than its cash flow available for distribution to its shareholders. If the Company does not have other funds available in these situations, it could be required to borrow funds, sell a portion of its securities at unfavorable prices or find other sources of funds in order to meet the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax.
      In addition, the REIT provisions of the Code impose a 100% tax on income from “prohibited transactions.” Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale to customers in the ordinary course of business, other than foreclosure property. This 100% tax could impact the Company’s decisions to sell property if it believes such sales could be treated as a prohibited transaction. However, the Company would not be subject to this tax if it were to sell assets through a taxable REIT subsidiary. The Company will also be subject to a 100% tax on certain amounts if the economic arrangements between the Company and a taxable REIT subsidiary are not comparable to similar arrangements among unrelated parties.
Dividends Paid by REITs Generally Do Not Qualify for Reduced Tax Rates
      In general, the maximum U.S. federal income tax rate for dividends paid to individual U.S. shareholders is 15% (through 2008). Unlike dividends received from a corporation that is not a REIT, the Company’s distributions to individual shareholders generally are not eligible for the reduced rates.
Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return
      Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company, and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture. These factors could limit the return that the Company receives from such investments or cause its cash flows to be lower than its estimates. There is no limitation under the Company’s amended and restated articles of incorporation, or its code of regulations as to the amount of funds that the Company may invest in partnerships or joint ventures. As of December 31, 2005, the Company had approximately $275.1 million of investments in and advances to unconsolidated partnerships and joint ventures holding 163 operating shopping centers.
The Company’s Inability to Realize the Anticipated Returns from Its Retail Real Estate Assets Outside the United States Could Adversely Affect Its Results of Operations
      The Company may not realize the intended benefits of the transactions outside the United States as the Company may not have any prior experience with local economies or culture. The assets may not perform as well as the Company anticipated or may not be successfully integrated, or the Company may not realize the improvements in occupancy and operating results that it anticipated. In addition, the Company could be subject to local laws governing these properties, with which it has no prior experience, and which may present new challenges for the management of the Company’s operations. Each of these factors may adversely affect the Company’s ability to achieve anticipated return on investment, which could have an adverse effect on its results of operations.
The Company’s Real Estate Investments May Contain Environmental Risks That Could Adversely Affect Its Operating Results
      The acquisition of certain of the assets may subject the Company to liabilities, including environmental liabilities. The Company’s operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or to have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. The Company may also be liable for other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company may incur such liability whether or not it knew of, or was responsible for, the presence of such hazardous or toxic substances. Such liability could be of substantial magnitude and divert management’s attention from other aspects of the Company’s business and, as a result, could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to the shareholders.

An Uninsured Loss or a Loss That Exceeds the Policies on the Company’s Properties Could Subject the Company to Lost Capital or Revenue on Those Properties
      Under the terms and conditions of the leases currently in force on the Company’s properties, tenants generally are required to indemnify and hold the Company harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of the Company or its agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and full replacement value property damage insurance policies. The Company has obtained comprehensive liability, casualty, flood and rental loss insurance policies on the properties. All of these policies may involve substantial deductibles and certain exclusions. In addition, the Company cannot assure the shareholders that the tenants will properly maintain their insurance policies or have the ability to pay the deductibles. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to the shareholders.
Compliance with the Americans with Disabilities Act and Fire, Safety and Other Regulations May Require the Company to Make Unintended Expenditures That Adversely Affect the Company’s Cash Flows
      All of the Company’s properties are required to comply with the Americans with Disabilities Act, (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom the Company leases properties are obligated by law to comply with the ADA provisions, and typically under tenant leases are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, the Company could be required to expend funds to comply with the provisions of the ADA, which could adversely affect the results of operations and financial condition and its ability to make distributions to shareholders. In addition, the Company is required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. The Company may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on its ability to meet the financial obligations and make distributions to the shareholders.
Changes in Market Conditions Could Adversely Affect the Market Price of the Company’s Publicly Traded Securities
      As with other publicly traded securities, the market price of the Company’s publicly traded securities depends on various market conditions, which may change from time to time. Among the market conditions that may affect the market price of the Company’s publicly traded securities are the following:

•	The extent of institutional investor interest in the Company;

•	The reputation of REITs generally and the reputation of REITs with similar portfolios;

•	The attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	The Company’s financial condition and performance;

•	The market’s perception of the Company’s growth potential and potential future cash dividends;

•	An increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for the Company’s shares and

•	General economic and financial market conditions.
The Company Can Issue Additional Securities Without Shareholder Approval
      The Company can issue preferred, equity and common stock without shareholder approval subject to certain limitations in the Company’s articles of incorporation. Holders of preferred stock have priority over holders of common stock, and the issuance of additional shares of stock reduces the interest of existing holders in the Company.
The Company’s Executive Officers Have Agreements That Provide Them with Benefits in the Event of a Change in Control of the Company or if Their Employment Agreements are Not Renewed
      The Company has entered into employment agreements with certain executive officers that provide them with severance benefits if their employment ends under certain circumstances following a change in control of the Company or if the Company terminates the executive officer “without cause” as defined in the employment agreements. These benefits could increase the cost to a potential acquirer of the Company and thereby prevent or deter a change in control of the Company that might involve a premium price for the common shares or otherwise affect the interests of the shareholders.

Item 1b.	UNRESOLVED STAFF COMMENTS
      None.

Item 2.	PROPERTIES
      At December 31, 2005, the Portfolio Properties included 469 shopping centers (163 of which are owned through unconsolidated joint ventures) and seven business centers. The shopping centers consist of 448 community shopping centers, 17 enclosed mini-malls and four lifestyle centers. The Portfolio Properties also include over 560 undeveloped acres primarily located adjacent to certain of the shopping centers. The shopping centers aggregate approximately 81.6 million square feet of Company-owned GLA (approximately 104.3 million square feet of total GLA) and are located in 44 states, plus Puerto Rico, principally in the East and Midwest, with significant concentrations in New York, Florida and Ohio. The business centers aggregate 0.8 million square feet of Company-owned GLA and are located in five states, primarily in Texas.
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
      Shopping centers make up the largest portion of the Company’s portfolio, comprising 74.9 million (91.8%) square feet of Company-owned GLA. Enclosed mini-malls account for 5.1 million (6.3%) square feet of Company-owned GLA, and the lifestyle centers account for 1.6 million (1.9%) square feet of the Company-owned GLA. On December 31, 2005, the average annualized base rent per square foot of Company-owned GLA of the Company’s 269 wholly-owned shopping centers was $10.42, and those 200 owned through joint ventures, 37 of which are consolidated assets, was $12.05. The average annualized base rent per square foot of the Company’s business centers was $10.51.

      Information as to tenants that individually accounted for at least 1.0% of total annualized base rent of the Company’s properties at December 31, 2005, is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. In addition, as of December 31, 2005, unless otherwise indicated, with respect to the 469 shopping centers:

•	137 of these properties are anchored by a Wal-Mart, Kohl’s or Target store;

•	These properties range in size from 10,000 square feet to approximately 1,100,000 square feet of total GLA (with 70 properties exceeding 400,000 square feet of total GLA);

•	Approximately 64.6% of the Company-owned GLA of these properties is leased to national tenants, including subsidiaries, approximately 21.5% of the Company-owned GLA is leased to regional tenants and approximately 9.2% of the Company-owned GLA is leased to local tenants;

•	Approximately 95.3% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2005. (With respect to the properties owned by the Company at December 31, for each of the five years beginning with 2001, between 94.3% and 95.7% of aggregate Company-owned GLA of these properties was occupied);

•	Eight wholly-owned properties are currently being expanded by the Company, and three properties owned by joint ventures are being expanded. The Company is pursuing the expansion of one additional wholly-owned property and two joint venture properties and

•	Eight wholly-owned properties and three joint venture properties are currently being developed by the Company.
Tenant Lease Expirations and Renewals
      The following table shows tenant lease expirations for the next ten years at the Company’s 269 wholly-owned shopping centers and seven business centers, assuming that none of the tenants exercise any of their renewal options:

				Average
				Base	Percentage of	Percentage of
			Annualized	Rent Per	Total Leased	Total Base
		Approximate	Base Rent (1)	Sq. Foot	Sq. Footage	Rental Revenues
	No. of	Lease Area in	Under Expiring	Under	Represented	Represented by
Expiration	Leases	Square Feet	Leases	Expiring	by Expiring	Expiring
Year	Expiring	(Thousands)	(Thousands)	Leases	Leases	Leases

2006	805	3,122	$36,117	$11.57	6.1%	7.3%
2007	695	3,432	37,997	$11.07	6.7%	7.7%
2008	699	3,656	43,638	$11.93	7.1%	8.8%
2009	599	3,893	44,939	$11.54	7.6%	9.1%
2010	587	3,711	43,047	$11.60	7.3%	8.7%
2011	288	3,827	39,180	$10.24	7.5%	7.9%
2012	201	3,442	36,231	$10.52	6.7%	7.3%
2013	154	2,895	28,487	$9.84	5.7%	5.7%
2014	162	2,740	29,907	$10.91	5.4%	6.0%
2015	164	2,970	31,730	$10.68	5.8%	6.4%

Total	4,354	33,688	$371,273	$11.02	65.9%	74.9%

(1)	Annualized Base Rent is an industry standard of measure.

     The following table shows tenant lease expirations for the next ten years at the Company’s 200 joint venture shopping centers, including 37 consolidated shopping centers, assuming that none of the tenants exercise any of their renewal options:

				Average
				Base	Percentage of	Percentage of
			Annualized	Rent Per	Total Leased	Total Base
		Approximate	Base Rent	Sq. Foot	Sq. Footage	Rental Revenues
	No. of	Lease Area in	Under Expiring	Under	Represented	Represented by
Expiration	Leases	Square Feet	Leases	Expiring	by Expiring	Expiring
Year	Expiring	(Thousands)	(Thousands)	Leases	Leases	Leases

2006	272	1,129	$15,297	$13.55	3.6%	4.4%
2007	332	1,608	$21,915	$13.63	5.2%	6.3%
2008	294	1,636	$21,137	$12.92	5.2%	6.1%
2009	289	2,149	$26,055	$12.12	6.9%	7.5%
2010	307	3,046	$39,412	$12.94	9.8%	11.3%
2011	183	2,215	$34,699	$15.67	7.1%	10.0%
2012	104	1,564	$19,757	$12.64	5.0%	5.7%
2013	95	1,192	$15,875	$13.32	3.8%	4.6%
2014	96	1,577	$21,113	$13.39	5.1%	6.1%
2015	65	1,560	$18,837	$12.07	5.0%	5.4%

Total	2,037	17,676	$234,097	$13.24	56.7%	67.4%
      The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

	Alabama

1	Birmingham, AL	Brook Highland Plaza 5291 Hwy 280 South	35242	SC	Fee		1994/2003	1994	100%	423,493	$3,835,590	$9.72	81.2%	Goody’s (2009), Regal Cinemas, Inc. (2014), Stein Mart (2011), OfficeMax (2011), Michael’s (2009), Books-A-Million (2010), Ross Dress for Less (2014), Lowe’s Home Centers (Not Owned)
2	Birmingham, AL	Eastwood Festival Center 7001 Crestwood Boulevard	35210	SC	Fee		1989/1999	1995	100%	301,074	$1,862,450	$7.46	83%	Office Depot (2007), Dollar Tree (2009), Burlington Coat Factory (2008), Regal Cinemas, Inc. (2006), Home Depot (Not Owned), Western Supermarkets (Not Owned)
3	Birmingham, AL	Riverchase Promenade Montgomery Highway	35244	SC	Fee	(3)	1989	2002	14.5%	98,016	$1,395,703	$15.34	92.8%	Marshall’s (2008), Goody’s (Not Owned), Toys ’R Us (Not Owned), Kids ’R Us (Not Owned)
4	Gadsden, AL	East Side Plaza 3010-3036 E. Meighan Boulevard	35903	SC	Fee		1979/2004	2003	100%	85,196	$279,204	$4.90	66.8%	Fred’s (2009), Food World (Not Owned)
5	Opelika, AL	Pepperell Corners 2300-2600 Pepperell Parkway Op	36801	SC	Fee		1995	2003	100%	190,127	$1,227,560	$6.59	98%	Lowe’s (2012), Goody’s (2010), Winn Dixie(2013)
6	Scottsboro, AL	Scottsboro Marketplace 24833 John P Reid Parkway	35766	SC	Fee		1999	2003	100%	40,560	$453,816	$11.19	100%	Goody’s (2011), Wal-Mart (Not Owned)
	Arizona

7	Ahwatukee, AZ	Foothills Towne Center (II) 4711 East Ray Road	85044	SC	Fee	(3)	1996/1997/ 1999	1997	50%	647,904	$9,240,170	$14.81	92.9%	Jo-Ann Fabrics (2010), Best Buy (2014), Bassett Furniture (2010), AMC Theatre (2021), Barnes & Noble (2012), Ashley Homestores (2011), Stein Mart (2011), Babies ’R Us (2007), Ross Dress for Less (2007), OfficeMax (2012)
8	Chandler, AZ	Mervyns Plaza 2992 N. Alma School Road	85224	MV	Fee		1985	2005	50%	74,862	$660,000	$8.82	100%	Mervyns (2020)
9	Mesa, AZ	Superstition Springs Center 6505 E. Southern Ave	85206	MV	Fee		1990	2005	50%	86,858	$1,129,000	$13.00	100%	Mervyns (2020)
10	Phoenix, AZ	Paradise Village Gateway Tatum & Shea Boulevards	85028	SC	Fee	(3)	1997/2004	2003	67%	223,208	$4,243,063	$17.54	96.5%	Bed Bath & Beyond (2011), Ross Dress for Less (2007), PETsMART (2015), Staples (2010), Albertson’s Drug (Not Owned)
11	Phoenix, AZ	Deer Valley Towne Center 2805 West Agua Fria Freeway	85027	SC	Fee	(3)	1996	1999	50%	197,009	$3,093,139	$15.70	100%	Ross Dress for Less (2009), OfficeMax (2013), PETsMART (2014), Michael’s (2009), Target (Not Owned), AMC Theatres (Not Owned)
12	Phoenix, AZ (Peoria)	Deer Valley 4255 W. Thunderbird Road	85053	MV	Fee		1979	2005	50%	81,009	$803,000	$9.91	100%	Mervyns (2020)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

13	Phoenix, AZ (Peoria)	Arrowhead Crossing 7553 West Bell Road	85382	SC	Fee	(3)	1995	1996	50%	346,428	$4,375,109	$12.76	99%	Staples (2009), CompUSA (2013), Mac Frugal’s (2010), Barnes & Noble (2011), T.J. Maxx (2011), Circuit City (2016), DSW Shoe Warehouse (2017), Bassett Furniture (2009), Linens ’N Things (2011), Fry’s (Not Owned)
14	Phoenix, AZ	Silver Creek Plaza 4710 E. Ray Road	85044	MV	Fee		1994	2005	50%	76,214	$839,000	$11.01	100%	Mervyns (2020)
15	Phoenix, AZ	Phoenix Spectrum Mall 1703 West Bethany Home Road	85015	SC	GL	(3)	1961	2004	20%	389,388	$5,021,822	$8.57	100%	Costco (2020), Ross Dress for Less (2013), PETsMART (2019), Harkins Theatre (2002), Wal-Mart (Not Owned), Dillard’s (Not Owned)
16	Tucson, AZ	Santa Cruz Plaza 3660 S. 16th Ave	85713	MV	Fee		1982	2005	50%	76,126	$503,000	$6.61	100%	Mervyns (2020)
	Arkansas

17	Fayetteville, AR	Spring Creek Centre 464 E. Joyce Boulevard	72703	SC	Fee	(3)	1997/1999/ 2000/2001	1997	14.5%	262,827	$3,030,283	$11.53	100%	T.J. Maxx (2011), Best Buy (2017), Goody’s (2013), Old Navy (2010), Bed Bath & Beyond (2009), Wal- Mart (Not Owned), Home Depot (Not Owned)
18	Fayetteville, AR	Steele Crossing 3533-3595 N. Shiloh Dr	72703	SC	Fee	(3)	2003	2003	14.5%	50,293	$992,568	$14.15	100%	Kohl’s (Not Owned), Target (Not Owned)
19	N. Little Rock, AR	McCain Plaza 4124 East McCain Boulevard	72117	SC	Fee		1991/2004	1994	100%	295,013	$1,856,100	$6.84	92%	Bed Bath & Beyond (2013), T.J. Maxx (2007), Cinemark Theatre (2011), Burlington Coat Factory (2014), Michael’s Stores (2014), Sports Authority (2013)
20	Russellville, AR	Valley Park Centre 3093 East Main Street	72801	SC	Fee		1992	1994	100%	272,245	$1,682,715	$6.49	95.2%	Wal-Mart (2011), Stage (2010), J.C. Penney (2012)
	California

21	Anaheim, CA	Anaheim Hills Festival Center 8100 E. Santa Ana Canyon Road	92808	MV	Fee		1992	2005	50%	77,883	$1,276,000	$16.38	100%	Mervyns (2020)
22	Antioch, CA	County East Shopping Center 2602 Somersville Road	94509	MV	Fee		1970	2005	50%	75,339	$1,158,000	$15.37	100%	Mervyns (2020)
23	Buena Park, CA	Buena Park Mall and Entertain 100 Buena Park	90620	SC	Fee	(3)	1965	2004	20%	697,125	$8,175,744	$16.91	68.1%	Circuit City (2018), DSW Shoe Warehouse (2013), Ross Dress for Less (2010), Bed Bath & Beyond (2011), Kohl’s (2024), Krikorian Premier Theatres (2023), Michael’s (2014), Sears (Not Owned), Wal- Mart (Not Owned)
24	Burbank, CA	Burbank Town Center 245 E. Magnolia Boulevard	91502	MV	GL		1991	2005	50%	89,182	$1,593,000	$17.86	100%	Mervyns (2020)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

25	Chino, CA	Chino Town Square Shopping 5517 Philadelphia Street	91710	MV	Fee		1986	2005	50%	81,282	$853,000	$10.49	100%	Mervyns (2020)
26	Clovis, CA	Sierra Vista Mall 1000 Shaw Ave	93612	MV	GL		1988	2005	50%	77,561	$700,000	$9.03	100%	Mervyns (2020)
27	El Cajon, CA	Westfield Shopping Town 565 Fletcher Parkway	92020	MV	GL		1989	2005	50%	85,744	$1,229,000	$14.33	100%	Mervyns (2020)
28	Fairfield, CA	Westfield Solano Mall 1451 Gateway Boulevard	94533	MV	Fee		1981	2005	50%	89,223	$1,594,000	$17.87	100%	Mervyns (2020)
29	Folsom, CA	Folsom Square 1010 E. Bidwell Street	95630	MV	Fee		2003	2005	50%	79,080	$1,132,000	$14.31	100%	Mervyns (2020)
30	Foothill Ranch, CA	Foothills Ranch Town Center 26732 Portola Parkway	92610	MV	Fee		1993	2005	50%	77,934	$1,030,000	$13.22	100%	Mervyns (2020)
31	Garden Grove, CA	Garden Grove Center 13092 Harbor Boulevard	92843	MV	Fee		1982	2005	50%	83,746	$738,000	$8.81	100%	Mervyns (2020)
32	Lancaster, CA	Valley Central- Discount 44707-44765 Valley Central Way	93536	SC	Fee	(3)	1990	2001	20%	348,281	$3,672,750	$11.23	93.9%	Marshall’s (2007), Circuit City (2011), Staples (2008), Movies 12/Cinemark (2017), Wal-Mart (2010), Costco (Not Owned)
33	Lompac, CA	Mission Plaza 1600 N. H Street	93436	MV	Fee		1992	2005	50%	62,523	$344,000	$5.50	100%	Mervyns (2020)
34	Long Beach, CA	The Pike 95 South Pine Avenue	90802	SC	Fee		2005	1*	100%	169,774	$2,859,189	$14.43	100%	Cinemark (2008), Club V 20 (2019)
35	Madera, CA	Madera 1467 Country Club Drive	93638	MV	Fee		1990	2005	50%	59,720	$197,000	$3.30	100%	Mervyns (2020)
36	North Fullerton, CA	North Fullerton 200 Imperial Highway	92835	MV	Fee		1991	2005	50%	76,360	$757,000	$9.91	100%	Mervyns (2020)
37	Northridge, CA	Northridge Plaza 8800 Corbin Avenue	91324	MV	Lease		1980	2005	50%	75,455	$532,000	$7.05	100%	Mervyns (2020)
38	Oceanside, CA	Ocean Place Cinemas 401-409 Mission Avenue	92054	SC	Fee		2000	1*	100%	80,450	$1,087,496	$15.69	86.1%	Regal Cinemas (2014)
39	Palmdale, CA	Antelope Valley Mall 1305 W. Rancho Vista Blvd	93551	MV	Fee		1992	2005	50%	76,550	$813,000	$10.62	100%	Mervyns (2020)
40	Pasadena, CA	Paseo Colorado 280 East Colorado Blvd.	91101	LC	Fee	(3)	2001	2003	25%	556,961	$11,114,601	$21.15	94.3%	Gelson’s Market (2021), Loehmann’s (2015), Equinox (2017), Macy’s (2010), Pacific Theatres Exhib. Corp (2016), DSW Shoe Warehouse (2011), J. Jill (2012), Delmonico’s Seafood (2012), PF Changs China Bistro (2016), Bombay Company (2011), Tommy Bahama (2011), Sephora (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

41	Pleasant Hill, CA	Downtown Pleasant Hill 2255 Contra Costa Blvd #101	94523	SC	Fee	(3)	1999/2000	2001	20%	347,678	$6,385,080	$20.29	90.5%	Albertson’s (2020), Michael’s (2010), Borders (2015), Century Theatres, Inc (2016), Bed Bath & Beyond (2010), Ross Dress for Less (2010)
42	Porterville, CA	Porterville Market Place 1275 W. Henderson Ave	93257	MV	Fee		1991	2005	50%	76,378	$505,000	$6.61	100%	Mervyns (2020)
43	Redding, CA	Shasta Center 1755 Hilltop Drive	96002	MV	Fee		1984	2005	50%	61,363	$608,000	$9.91	100%	Mervyns (2020)
44	Richmond, CA	Hilltop Plaza 3401 Blume Drive	94806	SC	Fee	(3)	1996/2000	2002	20%	245,774	$3,641,392	$15.00	98.8%	OfficeMax (2011), PETsMART (2012), Ross Dress for Less (2008), Barnes & Noble (2011), Circuit City (2017), Century Theatre (2016)
45	San Diego, CA	Southland Shopping Plaza 575 Saturn Boulevard	92154	MV	Fee		1982	2005	50%	75,207	$994,000	$13.22	100%	Mervyns (2020)
46	San Francisco, CA	Van Ness Plaza 215 1000 Van Ness Avenue	94109	SC	GL		1998	2002	100%	123,755	$3,796,160	$36.78	83.4%	AMC Van Ness 14 Theatres (2030), Crunch Fitness Int’l, Inc. (2008)
47	Santa Maria, CA	Town Center West Avenue 201 Town Center W	93458	MV	Fee		1988	2005	50%	84,886	$748,000	$8.81	100%	Mervyns (2020)
48	Santa Rosa, CA	Santa Rosa Plaza 600 Santa Rosa Plaza	95401	MV	Fee		1981	2005	50%	90,348	$1,497,000	$16.57	100%	Mervyns (2020)
49	Slatten Ranch, CA	Slatten Ranch Shopping Center 5849 Lone Tree Way	94531	MV	Fee		2002	2005	50%	78,819	$1,302,000	$16.52	100%	Mervyns (2020)
50	Sonora, CA	Sonora Crossroad Shopping 1151 Sanguinetti Road	95370	MV	Fee		1993	2005	50%	62,214	$719,000	$11.56	100%	Mervyns (2020)
51	Tulare, CA	Arbor Faire Shopping Center 1675 Hillman Street	93274	MV	Fee		1991	2005	50%	62,947	$555,000	$8.82	100%	Mervyns (2020)
52	Ukiah, CA	Ukiah 437 N. Orchard Avenue	95482	MV	Fee		1990	2005	50%	58,841	$324,000	$5.51	100%	Mervyns (2020)
53	West Covina, CA	West Covina Shopping Center 2753 E. Eastland Center Drive	91791	MV	GL		1979	2005	50%	82,028	$1,515,000	$18.47	100%	Mervyns (2020)
	Colorado

54	Alamosa, CO	Alamosa Plaza 145 Craft Drive	81101	SC	Fee		1986	1*/2*	100%	19,875	$77,773	$7.24	89.4%	City Market, Inc. (Not Owned), Big “R” (Not Owned)
55	Aurora, CO	Pioneer Hills 5400-5820 South Parker	80012	SC	Fee	(3)	2003	2003	14.5%	127,215	$2,405,766	$17.28	100%	Bed Bath & Beyond (2012), Office Depot (2017), Home Depot (Not Owned), Wal-Mart (Not Owned)
56	Broomfield, CO	Flatiron Marketplace Garden 1 West Flatiron Circle	80021	SC	Fee		2001	2003	100%	245,217	$5,259,892	$20.77	99.3%	Nordstrom (2011), Linens ’N Things (2017), Best Buy (2016), Office Depot (2016), Great Indoors (Not Owned)
57	Denver, CO	Tamarac Square 7777 E. Hampden	80231	SC	Fee		1976	2001	100%	174,780	$1,767,979	$13.44	66.3%	Regency Theatres Tamarac Sq. (2008)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

58	Denver, CO	Centennial Promenade 9555 E. County Line Road	80223	SC	Fee		1997/2002	1997	100%	408,337	$6,686,007	$16.37	100%	Golfsmith Golf Center (2007), Soundtrack (2017), Ross Dress for Less (2008), OfficeMax (2012), Michael’s (2007), Toys ’R Us (2011), Borders (2017), Loehmann’s (2012), Home Depot (Not Owned), Recreational Equipment (Not Owned)
59	Denver, CO	University Hills 2730 South Colorado Boulevard	80222	SC	Fee		1997	2003	100%	244,383	$3,663,312	$16.10	93.1%	Linens ’N Things (2013), Pier 1 Imports (2014), OfficeMax (2012), King Soopers/Krogers (2017)
60	Fort Collins, CO	Mulberry and Lemay Crossings Mullberry Street and S. Lemay Avenue	80525	SC	Fee		2004	2003	100%	18,988	$420,764	$22.16	100%	Wal-Mart (Not Owned), Home Depot (Not Owned)
61	Littleton, CO	Aspen Grove 7301 South Santa Fe	80120	LC	Fee		2002	1*	100%	228,050	$6,509,649	$28.01	95.3%	Coldwater Creek (2011), Talbots (2012), Ann Taylor (2012), J. Crew (2012), Banana Republic (2012), Gap (2012), Williams-Sonoma (2014), J. Jill (2012), Bombay Company (2012), Pottery Barn (2014), Pier 1 Imports (2011), Jospeh A. Bank Clothiers (2012), Buca di Beppo (2013), Champps (2022)
62	Parker, CO	Flatacres Marketcenter South Parker Road	80134	SC	GL		2003	1*	100%	116,644	$2,020,935	$14.75	100%	Bed Bath & Beyond (2014), Gart Sports (2014), Michael’s (2013), Kohl’s (Not Owned)
63	Parker, CO	Parker Pavilions 11153-11183 South Parker Road	80134	SC	Fee	(3)	2003	2003	14.5%	89,631	$1,686,143	$17.92	98.7%	Office Depot (2016), Home Depot (Not Owned), Wal-Mart (Not Owned)
	Connecticut

64	Plainville, CT	Connecticut Commons I-84 & Route 9	06062	SC	Fee	(3)	1999/2001	1*	14.5%	463,394	$6,537,419	$11.91	100%	Lowe’s (2019), Kohl’s (2022), DSW Shoe Warehouse (2015), Dick’s Sporting Goods (2020), PETsMART (2015), A.C. Moore (2014), Old Navy (2011), Levitz Furniture (2015), Linens ’N Things (2017), Plainville Theatre (Not Owned)
	Florida

65	Bayonet Point, FL	Point Plaza US 19 & SR 52	34667	SC	Fee		1985/2003	1*/2*	100%	209,720	$1,353,215	$6.45	100%	Publix Super Markets (2010), Beall’s (2014), T.J. Maxx (2010)
66	Boynton Bay, FL	Meadows Square Hypoluxo Road and N. Congress Avenue	33461	SC	Fee		1986	2004	100%	106,224	$1,454,787	$13.85	98.9%	Publix Super Markets (2011)
67	Brandon, FL	K-Mart Shopping Center 1602 Brandon Boulevard	33511	SC	GL		1972/1997/ 2003	2*	100%	161,900	$777,663	$3.58	100%	K-Mart (2007), Kane Furniture (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

68	Brandon, FL	Lake Brandon Plaza Causeway Boulevard	33511	SC	Fee	(3)	1999	2003	14.5%	148,267	$1,865,859	$11.51	100%	CompUSA (2017), Jo-Ann Fabrics (2017), Publix Super Markets (2019), Babies ’R Us (Not Owned)
69	Brandon, FL	Lake Brandon Village Causeway Boulevard	33511	SC	Fee	(3)	1997/2004	2003	14.5%	113,986	$1,483,048	$13.01	100%	Linens ’N Things (2014), Sports Authority (2018), PETsMART (2020), Lowe’s (Not Owned)
70	Crystal River, FL	Crystal River Plaza 420 Sun Coast Highway	33523	SC	Fee		1986/2001	1*/2*	100%	160,135	$995,432	$6.22	100%	Beall’s (2012), Beall’s Outlet (2006), Technology Conservation Group (2006)
71	Daytona Beach, FL	Volusia 1808 W. International Speedway	32114	SC	Fee		1984	2001	100%	76,087	$831,585	$12.55	87.1%	Marshall’s (2010)
72	Englewood, FL	Rotonda Plaza 5855 Placida Road	34224	SC	Fee		1991	2004	100%	46,835	$467,280	$9.98	100%	Kash ’N Karry (2011)
73	Gulf Breeze, FL	Gulf Breeze Marketplace 3749-3767 Gulf Breeze Parkway	32561	SC	Fee		1998	2003	100%	29,827	$476,494	$15.98	100%	Lowe’s (Not Owned), Wal-Mart (Not Owned)
74	Jacksonville, FL	Jacksonville Regional 3000 Dunn Avenue	32218	SC	Fee		1988	1995	100%	219,735	$1,342,364	$6.55	93.3%	J.C. Penney (2007), Winn Dixie Stores (2009)
75	Jacksonville, FL	Arlington Road Plaza 926 Arlington Road	32211	SC	Fee		1990/1999	2004	100%	182,098	$986,608	$6.80	79.7%	Food Lion (2010)
76	Lakeland, FL	Highlands Plaza Shopping Center 2228 Lakelands Highland Road	33803	SC	Fee		1990	2004	100%	102,572	$809,387	$8.45	93.4%	Winn Dixie (2017)
77	Marianna, FL	The Crossroads 2814-2822 Highway 71	32446	SC	Fee		1990	1*/2*	100%	63,894	$341,984	$5.61	95.4%	Beall’s (2008), Wal-Mart (Not Owned)
78	Naples, FL	Carillon Place 5010 Airport Road North	33942	SC	Fee	(3)	1994	1995	14.5%	267,808	$3,037,208	$11.69	97.1%	Winn Dixie (2014), T.J. Maxx (2009), Circuit City (2015), Ross Dress for Less (2010), Circuit City (2015), OfficeMax (2010)
79	Ocala, FL	Ocala West 2400 SW College Road	32674	SC	Fee		1991	2003	100%	40,975	$376,505	$9.19	100%	Sports Authority (2012)
80	Orange Park, FL	The Village Shopping Center 950 Blanding Boulevard	32065	SC	Fee		1993/2000	2004	100%	72,531	$683,337	$9.42	100%	Beall’s Dept Store (2009), Albertson’s (Not Owned)
81	Ormond Beach, FL	Ormond Towne Square 1458 West Granada Boulevard	32174	SC	Fee		1993	1994	100%	234,042	$1,955,634	$8.70	96.1%	Beall’s (2018), Ross Dress for Less (2016), Publix Super Markets (2013)
82	Oviedo, FL	Oviedo Park Crossing Route 417 & Red Bug Lake Road	32765	SC	Fee	(3)	1999	1*	20%	186,212	$1,982,058	$10.64	100%	OfficeMax (2014), Ross Dress for Less (2010), Michael’s (2009), T.J. Maxx (2010), Linens ’N Things (2011), Lowe’s (Not Owned)
83	Palm Harbor, FL	The Shoppes of Boot Ranch 300 East Lake Road	34685	SC	Fee		1990	1995	100%	52,395	$938,476	$17.91	100%	Albertson’s (Not Owned), Target (Not Owned)
84	Pensacola, FL	Palafox Square 8934 Pensacola Boulevard	32534	SC	Fee		1988/1997/ 1999	1*/2*	100%	17,150	$208,630	$14.14	86%	Wal-Mart (Not Owned)
85	Spring Hill, FL	Mariner Square 13050 Cortez Boulevard	34613	SC	Fee		1988/1997	1*/2*	100%	188,924	$1,579,400	$8.13	99.5%	Beall’s (2006), Ross Dress for Less (2014), Wal-Mart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

86	Tallahassee, FL	Capital West 4330 West Tennessee Street	32312	SC	Fee		1994/2004	2003	100%	58,386	$436,132	$7.68	97.3%	Beall’s Outlet (2009), Wal-Mart (Not Owned)
87	Tampa, FL	North Pointe Plaza 15001-15233 North Dale Mabry	33618	SC	Fee	(3)	1990	1*/2*	20%	104,460	$1,293,713	$12.38	100%	Publix Super Markets (2010), Wal- Mart (Not Owned)
88	Tampa, FL	Horizon Park Shopping Center 3908 West Hillsborough Highway	33614	SC	Fee		1987/2003	2004	100%	216,284	$1,739,536	$9.88	81.4%	Northern Tool (2015), Babies ’R Us (2008), Pearl Artist & Craft Supply (2007)
89	Tampa, FL	Town N’ Country 7021-7091 West Waters Avenue	33634	SC	Fee		1990	1*/2*	100%	134,366	$991,314	$7.81	94.5%	Beall’s (2005), Kash ’N Karry (2010), Wal-Mart (Not Owned)
90	Tarpon Springs, FL	Tarpon Square 41232 U.S. 19, North	34689	SC	Fee		1974/1998	1*/2*	100%	198,797	$1,327,843	$6.61	97.1%	K-Mart (2009), Big Lots (2007), Staples (2013)
91	West Pasco, FL	Pasco Square 7201 Country Road 54	34653	SC	Fee		1986	1*/2*	100%	135,421	$883,247	$6.95	93.8%	Beall’s Outlet (2013), Publix Super Markets (2006), Plymouth Blimpie, Inc. (2006), Wal-Mart (Not Owned)
	Georgia

92	Athens, GA	Athens East 4375 Lexington Road	30605	SC	Fee		2000	2003	100%	24,000	$339,168	$14.88	95%	Wal-Mart (Not Owned)
93	Atlanta, GA (Duluth)	Pleasant Hill Plaza 1630 Pleasant Hill Road	30136	SC	Fee		1990	1994	100%	99,025	$1,041,777	$12.43	84.6%	Office Depot (2007), Wal-Mart (Not Owned)
94	Atlanta, GA	Perimeter Pointe 1155 Mt. Vernon Highway	30136	SC	Fee	(3)	1995/2002	1995	14.5%	343,155	$5,403,470	$15.00	100%	Stein Mart (2010), Babies ’R Us (2007), Sports Authority (2012), L.A. Fitness Sports Clubs (2016), Office Depot (2012), St. Joseph’s Hospital/ Atlanta (2006), United Artists Theatre (2015)
95	Canton, GA	Riverplace 104-150 Riverstone Parkway	30114	SC	Fee		1983	2003	100%	127,853	$938,571	$7.56	97.2%	Staples (2014), Ingles (2019)
96	Cartersville, GA	Felton’s Crossing 877 Joe Frank Harris Parkway S	30120	SC	Fee		1984	2003	100%	112,240	$828,888	$7.64	96.6%	Ross Dress for Less (2013), Ingles (2020)
97	Chamblee, GA	Chamblee Plaza Peachtree Industrial Boulevard	30341	SC	Fee		1976	2003	100%	175,969	$989,901	$10.78	52.2%
98	Columbus, GA	Bradley Park Crossing 1591 Bradley Park Drive	31904	SC	Fee		1999	2003	100%	119,786	$1,186,364	$10.93	90.6%	Goody’s (2011), PETsMART (2015), Michael’s (2009), Target (Not Owned)
99	Cumming, GA	Cumming Marketplace Marketplace Boulevard	30041	SC	Fee		1997/1999	2003	100%	308,557	$3,705,139	$11.56	99.6%	Goody’s (2012), Lowe’s (2019), Michael’s (2010), OfficeMax (2013), Home Depot (Not Owned), Wal-Mart (Not Owned)
100	Douglasville, GA	Douglasville Marketplace 6875 Douglas Boulevard	30135	SC	Fee		1999	2003	100%	86,158	$1,422,817	$10.21	100%	Best Buy (2015), Babies ’R Us (2011), Lowe’s (Not Owned)
101	Ft. Oglethorpe, GA	Fort Oglethorpe Marketplace 101 Battlefield Parkway	30742	SC	Fee		1992	2003	100%	176,903	$673,334	$4.08	93.3%	Dollar General (2015), K-Mart (2007)
102	Lafayette, GA	Lafayette Center 1109 North Main Street	30728	SC	Fee		1990	2003	100%	75,622	$471,149	$6.83	87.8%	Farmers Furniture (2009), Food Lion (2019)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

103	Lawrenceville, GA	Five Forks Village 850 Mall Parkway	30044	SC	Fee	(3)	1990	2003	10%	89,064	$613,592	$15.66	44%
104	Lilburn, GA	Five Forks Crossing 3055 Five Forks Trickum Road	30047	SC	Fee	(3)	2000/2001	2003	10%	73,950	$657,819	$9.23	96.4%	Kroger (2012)
105	Lithonia, GA	The Shoppes at Turner Hill 8200 Mall Parkway	30038	SC	Fee		2004	2003	100%	98,175	$1,416,133	$12.79	100%	Best Buy (2018), Bed Bath & Beyond (2013), Toys ’R Us (Not Owned), Sam’s Club (Not Owned)
106	Loganville, GA	Midway Plaza 910 Athens Highway	30052	SC	Fee	(3)	1995	2003	20%	91,196	$966,928	$10.94	96.9%	Kroger (2016)
107	Madison, GA	Beacon Heights 1462-1532 Eatonton Road	30650	SC	Fee		1989	2003	100%	105,849	$499,066	$4.84	97.4%	Ingles (2010), Wal-Mart (2009)
108	Marietta, GA	Town Center Prado 26089 Bells Ferry Road	30066	SC	Fee	(3)	1995/2002	1995	14.5%	301,297	$3,840,958	$12.78	98.2%	Stein Mart (2007), Ross Dress for Less (2013), Publix Super Markets (2015), Bally Fitness Center (2011)
109	McDonough, GA	McDonough Marketplace (LP-II) NE Corner 175 & Highway 20	30253	SC	Fee	(3)	2003	2003	14.5%	30,500	$571,525	$14.64	100%	Lowe’s (Not Owned), Wal-Mart (Not Owned)
110	Newnan, GA	Newnan Crossing 955-1063 Bullsboro Drive	30264	SC	Fee		1995	2003	100%	156,497	$1,246,300	$8.04	97.7%	Lowe’s (2015), Belk (Not Owned), Wal-Mart (Not Owned)
111	Stockbridge, GA	Freeway Junction 3797-3879 Highway 138 SE	30281	SC	Fee		1988	2003	100%	162,778	$537,815	$5.61	58.9%	Ingles (2009), Northern Tool (2015)
112	Stockbridge, GA	Pike Nurseries-Stockbridge 599 Highway 138 W	30281	SC	Fee		1997	2003	100%	0	$244,145	$0.00	100%
113	Stone Mountain, GA	Rivercliff Village Stone Mountain Highway	30047	SC	Fee		1999	2003	100%	2,000	$46,200	$23.10	100%
114	Suwanee, GA	Johns Creek Towne Park 3630 Peachtree Parkway	30024	SC	Fee		2001/2004	2003	100%	284,626	$3,774,975	$13.43	98.8%	Borders (2020), PETsMART (2020), Kohl’s (2022), Michael’s (2011), Staples (2016), Shoe Gallery (2014)
115	Tucker, GA	Cofer Crossing 4349-4375 Lawrenceville Highway	30084	SC	Fee		1998/2003	2003	100%	130,832	$1,187,122	$8.80	97.0%	Goody’s (2014), Kroger (2019), Wal-Mart (Not Owned)
116	Union City, GA	Shannon Square 4720 Jonesboro Road	30291	SC	Fee		1986	2003	100%	100,002	$663,067	$7.37	90.0%	Ingles (2006), Wal-Mart (Not Owned)
117	Warner Robbins, GA	Warner Robins Place 2724 Watson Boulevard	31093	SC	Fee		1997	2003	100%	107,941	$1,250,571	$11.27	96.7%	T.J. Maxx (2010), Staples (2016), Lowe’s (Not Owned), Wal-Mart (Not Owned)
118	Woodstock, GA	Woodstock Place 10029 Highway 928	30188	SC	GL		1995	2003	100%	170,940	$1,237,938	$8.22	88.1%	Wal-Mart (2020)
	Idaho

119	Idaho Falls, ID	Country Club Mall 1515 Northgate Mile	83401	SC	Fee		1976/1992/ 1997	1998	100%	148,593	$822,317	$6.57	84.3%	OfficeMax (2011), World Gym (2008), Fred Meyer, Inc. (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

120	Meridian, ID	Meridian Crossroads Eagle and Fairview Road	83642	SC	Fee		1999/2001/ 2002/2003/ 2004	1*	100%	459,719	$6,128,444	$12.13	100%	Bed Bath & Beyond (2011), Old Navy (2010), Shopko Stores, Inc. (2020), Office Depot (2010), Ross Dress for Less (2012), Marshall’s (2012), Sportsman’s Warehouse (2015), Craft Warehouse (2013), Babies ’R Us (Not Owned), Wal-Mart (Not Owned)
	Illinois

121	Decatur, IL	Decatur Marketplace Maryland Street	62521	SC	Fee		1999	2003	100%	22,775	$255,870	$12.75	88.1%	Wal-Mart (Not Owned)
122	Deer Park, IL	Deer Park Town Center 20530 North Rand Road #303	60010	LC	Fee	(3)	2000/2004	1*	24.75%	286,889	$8,242,358	$27.66	95.3%	Gap (2010), Barnes & Noble (Not Owned), Century Cinemas (Not Owned), Pier 1 Imports (201), Banana Republic (2010), Abercrombie & Fitch (2005), Pottery Barn Kids (2012), Pottery Barn (2013), Restoration Hardware (2010), Eddie Bauer Home (2011), Eddie Bauer Sportswear (2011), Coldwater Creek (2010), J. Crew (2011), Ann Taylor (2011), Talbots/ Talbots Petites (2011), Williams-Sonoma (2013), Joseph A. Bank Clothiers (2011), California Pizza Kitchen (2013), Bath And Body Works (2011), J. Jill (2013)
123	Harrisburg, IL	Arrowhead Point 701 North Commercial	62946	SC	Fee		1991	1994	100%	167,074	$826,983	$5.36	92.4%	Wal-Mart Stores (2011), Mad Pricers (2011)
124	Kildeer, IL	The Shops at Kildeer 20505 North Highway 12	60047	SC	Fee	(3)	2001	2001	100%	161,770	$3,158,415	$18.84	100%	Bed Bath & Beyond (2012), Circuit City (2017), Old Navy (2006)
125	Mount Vernon, IL	Times Square Mall 42nd and Broadway	62864	MM	Fee		1974/1998/ 2000	2*	100%	269,328	$984,535	$4.23	82.2%	Sears (2013), Goody’s (2015), J.C. Penney (2007)
126	Orlando Park, IL	Home Depot Center 15800 Harlem Avenue	60462	SC	Fee		1987/1993	2004	100%	149,498	$1,494,643	$10.25	97.6%	Home Depot (2012)
127	Schaumburg, IL	Woodfield Village Green 1430 East Golf Road	60173	SC	Fee	(3)	1993/1998/ 2002	1995	14.5%	508,815	$8,463,498	$16.63	100%	Circuit City (2009), Off 5th (2011), PETsMART (2014), Homegoods (2014), OfficeMax (2010), Container Store (2011), Filene’s Basement (2014), Marshall’s (2009), Nordstrom Rack (2009), Borders (2009), Expo Design Center (2019), Costco (Not Owned), Prairie Rock Restaurant (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

	Indiana

128	Bedford, IN	Town Fair Center 1320 James Avenue	47421	SC	Fee		1993/1997	2*	100%	223,431	$1,316,813	$6.05	97.5%	K-Mart (2008), Goody’s (2008), J.C. Penney (2008), Buehler’s Buy Low (2010)
129	Highland, IN	Highland Grove Shopping Center Highway 41 & Main Street	46322	SC	Fee	(3)	1995/2001	1996	20%	312,546	$3,432,173	$10.98	100%	Marshall’s (2011), Kohl’s (2016), Circuit City (2016), OfficeMax (2012), Target (Not Owned), Jewel (Not Owned), Borders (Not Owned)
130	Lafayette, IN	Park East Marketplace 4205-4315 Commerce Drive	47905	SC	Fee		2000	2003	100%	35,100	$394,373	$13.89	80.9%	Wal-Mart (Not Owned)
	Iowa

131	Cedar Rapids, IA	Northland Square 303-367 Collins Road, NE	52404	SC	Fee		1984	1998	100%	187,068	$1,858,809	$9.94	100%	T.J. Maxx (2010), OfficeMax (2010), Barnes & Noble (2010), Kohl’s (2021)
132	Ottumwa, IA	Quincy Place Mall 1110 Quincy Avenue	52501	MM	Fee		1990/1999/ 2002	1*/2*	100%	241,427	$1,545,944	$6.86	93.3%	Herberger’s (2020), J.C. Penney (2010), OfficeMax (2015), Goody’s (2014), Target (Not Owned)
	Kansas

133	Leawood, KS	Town Center Plaza 5000 W 119 Street	66209	LC	Fee		1996/2002	1998	100%	291,459	$7,185,766	$25.08	95.3%	Barnes & Noble (2011), Coldwater Creek (2009), Limited/ Limited Too (2009), Victoria’s Secret (2009), Express/ Bath&Body/ Structure (2009), Gap/Gap Body(2008), Gap Kids (2005), J. Jill (2013), Pottery Barn (2009), Williams-Sonoma (2009), American Eagle (2013), Pacific Sunwear (2012), Bravo Cucina Italiana (2013), Restoration Hardware (2012), Houlihans (2025), Bristol Seafood Bar & Grill (2011), Bombay Company (2006)
134	Merriam, KS	Merriam Town Center 5700 Antioch Road	66202	SC	Fee	(3)	1998/2004	1*	14.5%	351,234	$4,110,546	$11.91	98.2%	OfficeMax (2013), PETsMART (2019), Hen House (2018), Marshall’s (2008), Dick’s Sporting Goods (2016), Cinemark (2018), Home Depot (Not Owned)
135	Olathe, KS	Devonshire Village 127th Street & Mur-Len Road	66062	SC	Fee	(3)	1987	1998	24.75%	48,802	$333,835	$9.82	69.6%
136	Overland Park, KS	Cherokee North Shopping Center 8800-8934 W 95th Street	66212	SC	Fee	(3)	1987/2002	1998	24.75%	60,765	$759,719	$13.89	88.9%
137	Overland Park, KS	Overland Pointe Marketplace Inter 135th & Antioch Road	66213	SC	Fee		2001/2004	2003	100%	35,025	$755,154	$16.99	100%	Home Depot (Not Owned), Sam’s Club (Not Owned), Babies ’R Us (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

138	Shawnee, KS	Ten Quivira Parcel 63rd Street & Quivira Road	66216	SC	Fee	(3)	1972	1998	24.75%	12,000	$206,911	$17.24	100%
139	Shawnee, KS	Ten Quivira Shopping Center 63rd Street & Quivira Road	66216	SC	Fee	(3)	1999/2003	1998	24.75%	162,843	$940,451	$6.37	86.9%	Price Chopper Foods (2008), Westlake Hardware (2010)
140	Wichita, KS	Eastgate Plaza South Rock Road	67207	SC	Fee		1955	2002	100%	203,997	$1,961,662	$11.74	84%	OfficeMax (2007), T.J. Maxx (2011), Barnes & Noble (2012), KCBB, Inc Burlington (Not Owned)
	Kentucky

141	Florence, KY	Turfway Plaza 6825 Turfway Road	41042	SC	Fee		1975/1998	2004	100%	133,985	$858,032	$6.76	94.8%	Party Town & Office Depot (2006), Big Lots (2008)
142	Frankfurt, KY	Eastwood Shopping Center 260 Versailles Road	40601	SC	Fee		1963/1994	2004	100%	155,104	$624,685	$4.20	95.9%	Sears (2006)
143	Lexington, KY	North Park Marketplace 524 West New Circle	40511	SC	Fee		1998	2003	100%	48,920	$659,016	$14.13	95.4%	Staples (2016), Wal-Mart (Not Owned)
144	Lexington, KY	South Farm Marketplace Man-O-War Boulevard and Nichol	40503	SC	Fee		1998	2003	100%	27,643	$588,528	$21.29	100%	Lowe’s (Not Owned), Wal-Mart (Not Owned)
145	Louisville, KY	Outer Loop Plaza 7505 Outer Loop Highway	40228	SC	Fee		1973/1989/ 1998	2004	100%	120,777	$625,306	$5.74	90.3%	Valu Discount, Inc. (2009)
146	Richmond, KY	Carriage Gate 833-847 Eastern By-Pass	40475	SC	Fee		1992	2003	100%	158,041	$264,300	$7.01	23.9%	Food Lion (2017), Ballard’s (Not Owned)
	Maine

147	Brunswick, ME	Cook’s Corner 172 Bath Road	04011	SC	GL		1965	1997	100%	301,992	$2,603,983	$8.35	99.3%	Hoyts Cinemas Brunswick (2010), Brunswick Bookland (2014), Big Lots (2008), T.J. Maxx (2010), Sears (2012)
	Maryland

148	Salisbury, MD	The Commons E. North Point Drive	21801	SC	Fee		1999	1*	100%	98,635	$1,310,784	$13.23	95.3%	Best Buy (2013), Michael’s (2009), Home Depot (Not Owned), Target (Not Owned)
149	Salisbury, MD (Dev JV)	The Commons (Phase III) North Point Drive	21801	SC	Fee	(3)	2000	1*	50%	27,500	$363,738	$13.23	100%
	Massachusetts

150	Everett, MA	Gateway Center 1 Mystic View Road	02149	SC	Fee		2001	1*	100%	222,287	$4,409,932	$15.75	100%	Bed Bath & Beyond (2011), Old Navy (2011), OfficeMax (2020), Babies ’R Us (2013), Michael’s (2012), Costco (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

151	Framingham, MA	Shopper’s World 1 Worchester Road	01701	SC	Fee	(3)	1994	1995	14.5%	769,276	$14,174,541	$18.22	99.7%	Toys ’R Us (2020), Jordon Marsh/ Federated (2020), T.J. Maxx (2010), Babies ’R Us (2013), DSW Shoe Warehouse (2007), A.C. Moore (2007), Marshall’s (2011), Bobs (2011), Linens ’N Things (2011), Sports Authority (2015), OfficeMax (2011), Best Buy (2014), Barnes & Noble (2011), AMC Theatres (2014), Kohl’s (2010)
	Michigan

152	Bad Axe, MI	Huron Crest Plaza 850 North Van Dyke Road	48413	SC	Fee		1991	1993	100%	63,415	$446,508	$7.78	90.5%	Great A & P Tea (2012), Wal-Mart (Not Owned)
153	Cheboygan, MI	K-Mart Shopping Plaza 1190 East State	49721	SC	Fee		1988	1994	100%	53,588	$200,113	$3.92	95.3%	K-Mart (2010), K-Mart (Not Owned)
154	Detroit, MI	Belair Center 8400 E. Eight Mile Road	48234	SC	GL		1989/2002	1998	100%	343,619	$1,959,862	$6.23	86.8%	National Wholesale Liquidators (2016), Phoenix Theaters (2011), Bally Total Fitness (2016), Big Lots (2008), Kids ’R Us (2013), Target (Not Owned)
155	Gaylord, MI	Pine Ridge Square 1401 West Main Street	49735	SC	Fee		1991/2004	1993	100%	150,203	$651,253	$5.02	86.4%	Dunham’s (2011), Big Lots (2010), Buy Low/ Roundy’s (2011)
156	Grandville, MI	Grandville Marketplace Intersect 44th Street & Canal Avenue	49418	SC	Fee	(3)	2003	2003	14.5%	201,726	$2,559,917	$12.19	100%	Circuit City (2017), Linens ’N Things (2013), Gander Mountain (2016), OfficeMax (2013), Lowe’s (Not Owned)
157	Houghton, MI	Cooper Country Mall Highway M26	49931	MM	Fee		1981/1999	1*/2*	100%	257,863	$1,015,282	$5.13	76.7%	Steve & Barry’s (2013), J.C. Penney (2010), OfficeMax (2014)
158	Howell, MI	Grand River Plaza 3599 East Grand River	48843	SC	Fee		1991	1993	100%	215,047	$1,309,505	$6.28	97%	Elder-Beerman (2011), Dunham’s Sporting Goods (2011), Kroger (2012)
159	Lansing, MI	The Marketplace at Delta Towns 8305 West Saginaw Highway 196 Ramp	48917	SC	Fee		2000/2001	2003	100%	115,469	$1,210,450	$11.02	95.2%	Michael’s (2011), Gander Mountain (2015), PETsMART (2015), Lowe’s (Not Owned), Wal-Mart (Not Owned)
160	Mt. Pleasant, MI	Indian Hills Plaza 4208 E Blue Grass Road	48858	SC	Fee		1990	2*	100%	249,680	$1,695,584	$6.79	100%	Wal-Mart (2009), TJX (2014), Kroger (2011)
161	Sault St. Marie, MI	Cascade Crossing 4516 I-75 Business Spur	49783	SC	Fee		1993/1998	1994	100%	270,761	$1,732,322	$6.40	100%	Wal-Mart (2012), J.C. Penney (2008), Dunham’s Sporting Goods (2011), Glen’s Market (2013)
162	Walker, MI	Green Ridge Square II 3410 Alpine Avenue	49504	SC	Fee		1991/1995	2004	100%	91,749	$930,669	$11.68	86.8%	Circuit City (2010), Bed Bath & Beyond (2015)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

163	Walker, MI (Grand Rapids)	Green Ridge Square 3390-B Alpine Avenue NW	49504	SC	Fee		1989	1995	100%	133,595	$1,491,305	$11.81	94.5%	T.J. Maxx (2011), Office Depot (2010), Bed Bath & Beyond (Not Owned), Target (Not Owned), Toys ’R Us (Not Owned)
	Minnesota

164	Bemidji, MN	Paul Bunyan Mall 1201 Paul Bunyan Drive	56601	MM	Fee		1977/1998	2*	100%	297,803	$1,513,366	$5.28	96.2%	K-Mart (2007), Herberger’s (2010), J.C. Penney (2008)
165	Brainerd, MN	Westgate Mall 1200 Highway 210 West	56401	MM	Fee		1985/1998	1*/2*	100%	260,319	$1,919,630	$7.81	94.4%	Steve & Barry’s (2013), Herberger’s (2013), Movies 10 (2011)
166	Coon Rapids, MN	Riverdale Village-Inner 12921 Riverdale Drive	55433	SC	Fee	(3)	2003	1*	14.5%	518,261	$8,541,884	$14.61	98.7%	Kohl’s (2020), Jo-Ann Fabrics (2010), Linens ’N Things (2016), Borders (2023), Old Navy (2007), Sportsman’s Warehouse (2017), Best Buy (2013), Sears (Not Owned), Costco (Not Owned), J.C. Penney (Not Owned)
167	Eagan, MN	Eagan Promenade 1299 Promenade Place	55122	SC	Fee	(3)	1997/2001	1997	50%	278,211	$3,487,791	$12.67	99%	Byerly’s (2016), PETsMART (2018), Barnes & Noble (2012), OfficeMax (2013), T.J. Maxx (2007), Bed Bath & Beyond (2012), Ethan Allen Furniture (Not Owned)
168	Hutchinson, MN	Hutchinson Mall 1060 SR 15	55350	MM	Fee		1981	1*/2*	100%	121,001	$483,798	$4.76	76.4%	J.C. Penney (2006), Hennen’s Furniture (Not Owned)
169	Minneapolis, MN	Maple Grove Crossing Weaver Lake Road & I-94	55369	SC	Fee	(3)	1995/2002	1996	50%	265,957	$2,875,080	$10.81	100%	Kohl’s (2016), Barnes & Noble (2011), Gander Mountain (2011), Michael’s (2012), Bed Bath & Beyond (2012), Cub Foods (Not Owned)
170	St. Paul, MN	Midway Marketplace 1450 University Avenue West	55104	SC	Fee	(3)	1995	1997	14.5%	324,354	$2,628,817	$8.10	100%	Wal-Mart (2022), Cub Foods (2015), PETsMART (2011), Mervyns (2016), Borders (Not Owned), Herberger’s (Not Owned)
171	Worthington, MN	Northland Mall 1635 Oxford Street	56187	MM	Fee		1977	1*/2*	100%	185,658	$514,934	$4.83	57.4%	J.C. Penney (2007), Hy Vee Food Stores (2011)
	Mississippi

172	Gulfport, MS	Crossroads Center Crossroads Parkway	39503	SC	GL		1999	2003	100%	457,027	$5,272,563	$11.09	98.9%	Academy (2015), Bed Bath & Beyond (2014), Ross Dress for Less (2015), Goody’s (2011), T.J. Maxx (2009), Tinseltown (2019), Office Depot (2014), Barnes & Noble (2014), Belk’s (Not Owned)
173	Jackson, MS	The Junction 6351 I-55 North 3	39213	SC	Fee		1996	2003	100%	107,780	$1,107,167	$10.42	98.6%	PETsMART (2012), Office Depot (2016), Home Depot (Not Owned), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

174	Jackson, MS	Metro Station 4700 Robinson Road	39204	SC	Fee		1997	2003	100%	52,617	$320,052	$8.44	72.1%	Office Depot (2012), Home Depot (Not Owned)
175	Oxford, MS	Oxford Place 2015-2035 University Avenue	38655	SC	Fee	(3)	2000	2003	20%	13,200	$325,268	$13.13	100%	Kroger (Not Owned)
176	Saltillo, MS	Cross Creek Shopping Center 1040-1184 Cross Creek Drive	38866	SC	Fee		1999	2003	100%	55,749	$548,407	$9.81	89.3%	Staples (2016), Home Depot (Not Owned)
177	Starkville, MS	Starkville Crossing 882 Highway 12 West	39759	SC	Fee		1999/2004	1994	100%	133,691	$904,781	$6.77	100%	J.C. Penney (2010), Kroger (2042), Lowe’s (Not Owned)
178	Tupelo, MS	Big Oaks Crossing 3850 N Gloster Street	38801	SC	Fee		1992	1994	100%	348,236	$1,897,060	$5.65	96.5%	Sam’s Club (2012), Goody’s (2007), Wal-Mart (2012)
	Missouri

179	Arnold, MO	Jefferson Country Plaza Vogel Road	63010	SC	Fee	(3)	2002	1*	50%	37,607	$486,004	$12.92	100%	Home Depot (Not Owned), Target (Not Owned)
180	Fenton, MO	Fenton Plaza Gravois & Highway 141	63206	SC	Fee		1970/1997	1*/2*	100%	93,420	$885,424	$10.49	89.2%
181	Independence, MO	Independence Commons 900 East 39th Street	64057	SC	Fee	(3)	1995/1999	1995	14.5%	386,070	$4,143,636	$12.50	85.8%	Kohl’s (2016), Bed Bath & Beyond (2012), Marshall’s (2012), Barnes & Noble (2011), AMC Theatre (2015)
182	Kansas City, MO	Brywood Center 8600 E. 63rd Street	64133	SC	Fee	(3)	1972	1998	24.75%	208,234	$893,469	$5.35	80.2%	Big Lots (2009), Price Chopper (2009)
183	Kansas City, MO	Ward Parkway 8600 Ward Parkway	64114	SC	Fee	(3)	1959/2004	2003	20%	284,147	$4,848,858	$14.69	100%	Dick’s Sporting Goods (2016), 24 Hour Fitness (2023), PETsMART (2016), AMC Theatres (2011), Off Broadway Shoes (2015), T.J. Maxx (2013), Target (Not Owned), Dillard’s (Not Owned)
184	Springfield, MO	Morris Corners 1425 East Battlefield	65804	SC	GL		1989	1998	100%	56,033	$491,757	$8.78	100%	Toys ’R Us (2013)
185	St. John, MO	St. John Crossing 9000-9070 St. Charles Rock Road	63114	SC	Fee		2003	2003	100%	93,513	$982,993	$11.47	91.6%	Shop ’N Save (2022)
186	St. Louis, MO	Plaza at Sunset Hill 10980 Sunset Plaza	63128	SC	Fee		1997	1998	100%	415,435	$5,360,584	$11.91	98.9%	Toys ’R Us (2013), CompUSA (2013), Bed Bath & Beyond (2012), Marshall’s (2012), Home Depot (2023), PETsMART (2012), Borders (2011)
187	St. Louis, MO	Keller Plaza 4500 Lemay Ferry Road	63129	SC	Fee		1987	1998	100%	52,842	$468,029	$5.77	100%	Sensible Cinemas, Inc (2006), Sam’s Club (Not Owned)
188	St. Louis, MO	Southtowne Kings Highway & Chippewa	63109	SC	Fee		2004	1998	100%	67,628	$1,114,458	$16.48	100%	OfficeMax (2014)
189	St. Louis, MO	Promenade at Brentwood 1 Brentwood Promenade Court	63144	SC	Fee		1998	1998	100%	299,584	$4,022,889	$13.43	100%	Target (2023), Bed Bath & Beyond (2009), PETsMART (2014), Lane Home Furnishings (2013)
190	St. Louis, MO	Gravois Village 4523 Gravois Village Plaza	63049	SC	Fee		1983	1998	100%	110,992	$625,212	$5.51	96.3%	K-Mart (2008)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

									Company-
									Owned		Average
				Type of		Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

191	St. Louis, MO	Olympic Oaks Village 12109 Manchester Road	63121	SC	Fee	1985	1998	100%	92,372	$1,397,568	$16.00	94.6%	T.J. Maxx (2008)
	Nevada

192	Carson City, NV	Eagle Station 3871 S. Carson Street	89701	MV	Fee	1983	2005	50%	60,494	$533,000	$8.81	100%	Mervyns (2020)
193	Las Vegas, NV	Family Place @ Las Vegas Charleston & Maryland Boulevards	89102	SC	Fee	2003	1*	100%	24,032	$428,856	$14.85	100%
194	Las Vegas, NV	Loma Vista Shopping Center 4700 Meadow Lane	89107	MV	Fee	1979	2005	50%	75,687	$750,000	$9.91	100%	Mervyns (2020)
195	Las Vegas, NV	Nellis Crossing Shopping 1300 S. Nellis Boulevard	89104	MV	Fee	1986	2005	50%	76,016	$670,000	$8.81	100%	Mervyns (2020)
196	Reno, NV	Sierra Town Center 6895 Sierra Center Parkway	89511	MV	Fee	2002	2005	50%	79,239	$611,000	$7.71	100%	Mervyns (2020)
197	Reno, NV	Reno Riverside East 1st Street and Sierra	89505	SC	Fee	2000	2000	100%	52,474	$693,184	$13.21	100%	Century Theatre (2014)
198	SW Las Vegas, NV	Grand Canyon Parkway S. C. 4265 S. Grand Canyon Drive	89147	MV	Fee	2003	2005	50%	79,294	$873,000	$11.01	100%	Mervyns (2020)
	New Jersey

199	Freehold, NJ	Freehold Marketplace NJ Highway 33 & W. Main Street (RT 537)	07728	SC	Fee	2005	1*	100%	0	$1,199,913	$0.00	100%	Wal-Mart (Not Owned), Sam’s Club (Not Owned)
200	Hamilton, NJ	Hamilton Marketplace NJ State Highway 130 & Klockner Road	08691	SC	Fee	2004	2003	100%	446,940	$7,561,841	$14.95	100%	Staples (2015), Kohl’s (2023), Linens ’N Things (2014), Michael’s (2013), Ross Dress for Less (2014), Shop Rite (2028), Barnes & Noble (2014), Lowe’s (Not Owned), BJ’s Wholesale (Not Owned), Wal-Mart (Not Owned)
201	Mays Landing, NJ	Hamilton Commons 4215 Black Horse Pike	08330	SC	Fee	2001	2004	100%	398,870	$5,779,743	$15.19	95.4%	Regal Cinemas (2021), Ross Dress for Less (2012), Bed Bath & Beyond (2017), Marshall’s (2012), Sports Authority (2015), Circuit City (2020)
202	Mays Landing, NJ	Wrangleboro Consumer Square 2300 Wrangleboro Road	08330	SC	Fee	1997	2004	100%	839,019	$9,380,554	$11.48	97.4%	Best Buy (2017), Borders (2017), Kohl’s (2018), Staples (2012), Babies ’R Us (2013), BJ’s Wholesale Club (2016), Dick’s Sporting Goods (2013), Seamans Furniture (2012), Linens ’N Things (2012), Michael’s (2008), Target (2023), PETsMART (2013)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

203	Mt. Laurel, NJ	Centerton Square Centerton Road & Marter Avenue	08054	SC	Fee		2005	1*	100%	268,667	$5,949,094	$18.03	99.7%	Bed Bath & Beyond (2015), PETsMART (2015), DSW Shoe Warehouse (2015), Jo-Ann Fabrics (2015), T.J. Maxx (2015), Sports Authority (2016), Wegmans (Not Owned), Target (Not Owned), Costco (Not Owned)
204	Princeton, NJ	Nassau Park Shopping Center Route 1 & Quaker Bridge Road	02071	SC	Fee		1995	1997	100%	270,747	$4,893,671	$18.38	98.3%	Borders (2011), Best Buy (2012), Linens ’N Things (2011), PETsMART (2011), Babies ’R Us (2016), Target (Not Owned)
205	Princeton, NJ	Nassua Park Pavilion Route 1 & Quaker Bridge Road	02071	SC	Fee		1999/2004	1*	100%	202,622	$4,028,229	$15.54	100%	Dick’s Sporting Goods (2015), Michael’s (2009), Kohl’s (2019)
206	West Long Beach, NJ (Monmouth)	Consumer Center 310 State Highway #36	07764	SC	Fee		1993	2004	100%	292,999	$4,025,662	$13.74	100%	Sports Authority (2012), Barnes & Noble (2009), PETsMART (2008), Home Depot (2013)
	New Mexico

207	Los Alamos, NM	Mari Mac Village 800 Trinity Drive	87533	SC	Fee		1978/1997	1*/2*	100%	93,021	$657,556	$7.07	100%	Smith’s Food & Drug Center (2007), Furr’s Pharmacy (2008), Beall’s (2009)
	New York

208	Alden, NY	Tops Plaza-Alden 12775 Broadway	14004	SC	Fee		1999	2004	100%	67,992	$741,819	$11.71	93.2%	Tops Markets (2019)
209	Amherst, NY	Tops Plaza-Amherst 3035 Niagara Falls Boulevard	14828	SC	Fee	(3)	1986	2004	20%	145,192	$1,169,074	$8.05	100%	Tops Markets (2010)
210	Amherst, NY	Boulevard Consumer Square 1641-1703 Niagara Falls Boulevard	14228	SC	Fee		1998/2001/ 2003	2004	100%	573,952	$6,387,499	$10.23	96.8%	Target (2019), K-Mart (2007), Babies ’R Us (2015), Barnes & Noble (2014), Best Buy (2016), Bed Bath & Beyond (2018), A.C. Moore (2013), Lowe’s (Not Owned)
211	Amherst, NY	Burlington Plaza 1551 Niagara Falls Boulevard	14228	SC	GL		1978/1982/ 1990/1998	2004	100%	199,504	$2,074,460	$10.62	98%	Burlington Coat (2014), Jo-Ann Fabrics (2014)
212	Amherst, NY	Dick’s Sporting Goods-Amherst 281 Meyer Road	14226	SC	Fee		1993/2003	2004	100%	55,745	$762,592	$13.68	100%	Dick’s Sporting Goods (2015)
213	Amherst, NY	Sheridan Harlem Plaza 4990 Harlem Road	14226	SC	Fee		1960/1973/ 1982/1988/ 2003	2004	100%	58,413	$568,283	$11.01	88.4%
214	Amherst, NY	Tops Plaza-Transit/ N.French 9660 Transit Road	14226	SC	Fee		1995/1998	2004	100%	112,427	$1,122,189	$9.98	100%	Tops Markets (2016)
215	Amherst, NY	University Plaza 3500 Main Street	14226	SC	GL		1965/1995/ 2002	2004	100%	162,879	$1,382,883	$9.13	93%	A.J. Wright (2012), Tops Markets (2009)
216	Arcade, NY	Tops Plaza-Arcade Route 39	14009	SC	Fee	(3)	1995	2004	10%	65,915	$657,809	$9.98	100%	Tops Markets (2015)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

217	Avon, NY	Tops Plaza-Avon 270 E. Main Street	14414	SC	Fee	(3)	1997/2002	2004	10%	63,288	$453,412	$8.03	89.2%	Tops Markets (2017)
218	Batavia, NY	BJ’s Plaza 8326 Lewiston Road	14020	SC	Fee	(3)	1996	2004	14.5%	95,846	$774,278	$8.08	100%	BJ’s Wholesale Club (2016)
219	Batavia, NY	Batavia Commons 419 West Main Street	14020	SC	Fee	(3)	1990	2004	14.5%	49,431	$516,227	$10.44	100%
220	Batavia, NY	Tops Plaza 8351 Lewiston Road	14020	SC	Fee	(3)	1994	2004	14.5%	37,140	$409,954	$14.49	76.2%	Tops Markets (Not Owned)
221	Big Flats, NY	Big Flats Consumer Square 830 Country Route 64	14814	SC	Fee		1993/2001	2004	100%	641,264	$6,067,267	$9.49	99.7%	Dick’s Sporting Goods (2008), Wal-Mart (2013), Wal-Mart-Sam’s (2013), Tops Markets (2013), Bed Bath, and Beyond (2014), Michael’s (2010), Old Navy (2009), Staples (2011), Barnes & Noble (2011), T.J. Maxx (2007)
222	Buffalo, NY	Delaware Consumer Square 2636-2658 Delaware Avenue	14216	SC	GL		1995	2004	100%	238,531	$2,058,982	$8.94	96.6%	A.J. Wright (2012), OfficeMax (2012), Target (2015)
223	Buffalo, NY	Elmwood Regal Center 1951-2023 Elmwood Avenue	14207	SC	Fee		1997	2004	100%	133,940	$1,524,235	$13.71	83%	Regal Cinema (2017), Office Depot (2012)
224	Buffalo, NY	Marshall’s Plaza 2150 Delaware Avenue	14216	SC	Fee		1960/1975/ 1983/1995	2004	100%	82,196	$748,754	$10.82	84.2%	Marshall’s (2009)
225	Canandaigua, NY	Tops Plaza 5150 North Street	14424	SC	Fee		2002	2004	100%	57,498	$769,500	$13.38	100%	Tops Markets (2023)
226	Cheektowaga, NY	Borders Books 2015 Walden Avenue	14225	SC	Fee	(3)	1994	2004	14.5%	26,500	$609,500	$23.00	100%	Borders (2015)
227	Cheektowaga, NY	Thruway Plaza 2195 Harlem Road	14225	SC	Fee		1965/1995/ 1997/2004	2004	100%	371,512	$2,598,758	$7.17	97.6%	Wal-Mart (2017), MovieLand 8 Theatres (2019), Tops Markets (2019), A.J. Wright (2015), Value City Furniture (2009), M & T Bank (2007), Home Depot (Not Owned)
228	Cheektowaga, NY	Tops Plaza-Union Road 3825-3875 Union Road	14225	SC	Fee	(3)	1978/1989/ 1995/2004	2004	20%	151,357	$1,752,354	$11.58	100%	Tops Markets (2013)
229	Cheektowaga, NY	Union Consumer Square 3733-3735 Union Road	14225	SC	Fee	(3)	1989/1998/ 2004	2004	14.5%	386,548	$4,164,816	$12.02	89.6%	Marshall’s (2009), OfficeMax (2010), Sam’s Club (2024), Circuit City (2016), Jo-Ann Fabrics (2015)
230	Cheektowaga, NY	Union Road Plaza 3637 Union Road	14225	SC	Fee	(3)	1979/1982/ 1997/2003	2004	14.5%	174,438	$1,162,784	$7.17	93%	Dick’s Sporting Goods (2015)
231	Cheektowaga, NY	Walden Place 2130-2190 Walden Avenue	14225	SC	Fee	(3)	1994/1999	2004	14.5%	68,002	$681,625	$11.35	88.3%	Media Play (2010)
232	Cheektowaga, NY	Consumer Square 1700-1750 Walden Avenue	14225	SC	Fee	(3)	1997/1999/ 2004	2004	14.5%	255,964	$2,308,963	$9.10	99.2%	Office Depot (2009), Linens ’N Things (2015), Michael’s (2013), Target (2015)
233	Chili, NY	Chili Plaza 800 Paul Road	14606	SC	Fee		1998	2004	100%	116,868	$748,189	$6.02	100%	Sears (2019)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

234	Cicero, NY	Bear Road Plaza 709-729 North Main Street	13212	SC	Fee		1978/1988/ 1995	2004	100%	59,483	$446,423	$8.13	92.3%
235	Clarence, NY	Barnes & Noble 7370 Transit Road	14031	SC	Fee	(3)	1992	2004	14.5%	16,030	$304,249	$18.98	100%
236	Clarence, NY	Eastgate Plaza Transit & Greiner Roads	14031	SC	GL	(3)	1995/1997/ 1999/2001/ 2004	2004	14.5%	520,876	$4,194,525	$8.18	98.4%	BJ’s Wholesale Club (2021), Dick’s Sporting Goods (2011), Linens’ N Things (2015), Michael’s (2010), Wal-Mart (2019)
237	Clarence, NY	Jo-Ann Plaza 4101 Transit Road	14221	SC	Fee	(3)	1994	2004	14.5%	92,720	$743,588	$8.02	100%	OfficeMax (2009), Jo-Ann Fabrics (2015), Big Lots (2015), Home Depot (Not Owned)
238	Clarence, NY	Premier Plaza 7864-8020 Transit Road	14221	SC	Fee	(3)	1986/1994/ 1998	2004	14.5%	142,536	$1,413,052	$10.47	94.7%	Premier Liquors (2010), Stein Mart (2008)
239	Cortland, NY	Tops Plaza-Cortland Staples 3836 Route 281	13045	SC	Fee		1995	2004	100%	134,223	$1,690,565	$12.60	100%	Tops Markets (2016), Staples (2017)
240	Dansville, NY	Tops Plaza-Dansville 23-65 Franklin Street	14437	SC	Fee		2001	2004	100%	62,400	$626,969	$10.15	99%	Tops Markets (2021)
241	Depew, NY	Tops Plaza-Depew 5175 Broadway	14043	SC	Fee		1980/1990/ 1996	2004	100%	148,245	$1,442,393	$9.93	98%	Tops Markets (2016), Big Lots (2011)
242	Dewitt, NY	Marshall’s Plaza 3401 Erie Boulevard East	13214	SC	Fee		2001/2003	2004	100%	318,612	$2,404,916	$9.50	79.5%	Toys ’R Us (2018), Marshall’s (2019), Bed Bath & Beyond (2018), A.C. Moore (2014), Syracuse Orthopedic Specialist (2017)
243	Dewitt, NY	Michael’s-Dewitt 3133 Erie Boulevard	13214	SC	Fee		2002	2004	100%	49,713	$570,166	$11.47	100%	Michael’s (2010)
244	Elmira, NY	Tops Plaza-Elmira Hudson Street	14904	SC	Fee	(3)	1997	2004	10%	98,330	$1,117,100	$11.36	100%	Tops Markets (2017)
245	Gates, NY	Westgate Plaza 2000 Chili Avenue	14624	SC	Fee		1998	2004	100%	335,199	$3,130,686	$9.63	97%	Wal-Mart (2021), Staples (2015)
246	Greece, NY	West Ridge Plaza 3042 West Ridge Road	14626	SC	Fee		1993/1999	2004	100%	75,916	$799,191	$10.53	100%	PETsMART (2008), Jo-Ann Fabrics (2015)
247	Hamburg, NY	BJ’s Plaza- Hamburg 4408 Milestrip Road	14075	SC	GL		1990/1997	2004	100%	175,965	$1,804,548	$10.26	100%	OfficeMax (2010), BJ’s Wholesale Club (2010)
248	Hamburg, NY	McKinley Place 3701 McKinley Parkway	14075	SC	Fee		1990/2001	2004	100%	128,944	$1,380,410	$11.26	95.1%	Dick’s Sporting Goods (2011), Rosa’s Home Store (2009)
249	Hamburg, NY	Hamburg Village Square 140 Pine Street	14075	SC	Fee		1960/1972 1984/1996	2004	100%	92,717	$906,935	$10.74	91.1%
250	Hamburg, NY	Home Depot Plaza-Hamburg 4405 Milestrip Road	14219	SC	GL		1999/2000	2004	100%	139,413	$1,507,396	$10.81	100%	Home Depot (2012)
251	Hamburg, NY	McKinley Milestrip Center 3540 McKinley Parkway	14075	SC	Fee		1999	2004	100%	106,774	$1,421,108	$13.31	100%	Old Navy (2010), Jo-Ann Fabrics (2015)
252	Hamburg, NY	South Park Plaza-Tops 6150 South Park Avenue	14075	SC	Fee	(3)	1990/1992	2004	10%	84,000	$730,500	$8.70	100%	Tops Markets (2015)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

253	Hamlin, NY	Tops Plaza-Hamlin 1800 Lake Road	14464	SC	Fee	(3)	1997	2004	10%	60,488	$490,470	$8.31	97.6%	Tops Markets (2017)
254	Irondequoit, NY	Culver Ridge Plaza 2255 Ridge Road East	14622	SC	Fee	(3)	1972/1984/ 1997	2004	20%	226,812	$2,417,817	$11.02	96.7%	Regal Cinemas (2022), A.J. Wright (2014)
255	Irondequoit, NY	Ridgeville Place 1850 Ridge Road East	14617	SC	Fee		2000	2004	100%	64,732	$837,438	$12.94	100%
256	Ithaca, NY	Tops Plaza-Ithaca 614-722 South Meadow	14850	SC	Fee		1990/1999/ 2003	2004	100%	229,320	$3,686,751	$16.08	100%	OfficeMax (2014), Tops Markets (2021), Michael’s (2013), Barnes & Noble (2018)
257	Jamestown, NY	Tops Plaza-Jamestown 75 Washington Street	14702	SC	Fee	(3)	1997	2004	20%	98,001	$1,272,966	$12.99	100%	Tops Markets (2018)
258	Jamestown, NY	Southside Plaza 708-744 Foote Avenue	14701	SC	Fee		1980/1997	2004	100%	63,140	$571,170	$9.26	97.7%	Quality Market (2017)
259	Lancaster, NY	Regal Center 6703-6733 Transit Road	14221	SC	Fee	(3)	1997	2004	14.5%	112,949	$925,283	$8.41	97.5%	Regal Cinema (2017)
260	Leroy, NY	Tops Plaza-Leroy 128 West Main Street	14482	SC	Fee	(3)	1997	2004	20%	62,747	$564,043	$9.22	97.5%	Tops Markets (2017)
261	Lockport, NY	Wal-Mart/Tops Plaza-Lockport 5789 & 5839 Transit Road & Hamm	14094	SC	GL		1993	2004	100%	296,582	$2,671,761	$9.01	100%	Wal-Mart (2015), Tops Markets (2021), Sears Hardware (2006)
262	Medina, NY	Tops Plaza-Medina 11200 Maple Ridge Road	14103	SC	Fee		1996	2004	100%	80,028	$526,400	$6.58	100%	Tops Market #248 (2016)
263	New Hartford, NY	Consumer Square 4725-4829 Commercial Drive	13413	SC	Fee	(3)	2002	2004	14.5%	516,497	$6,007,085	$12.05	96.6%	Barnes & Noble (2013), Bed Bath & Beyond (2018), Best Buy (2013), Staples (2018), Michael’s (2013), Wal-Mart (2022), T.J. Maxx (2012)
264	New Hartford, NY	Tops Plaza-New Hartford 40 Kellopp Road	13413	SC	Fee		1998	2004	100%	127,740	$1,245,520	$12.43	78.4%	Tops Markets (2018)
265	Niagara Falls, NY	Home Depot Plaza-N. Falls 720 & 750 Builders Way	14304	SC	Fee		1994/2000	2004	100%	154,510	$1,461,852	$9.50	99.6%	Home Depot (2019), Regal Cinemas (2019)
266	Niagara Falls, NY	Pine Plaza 8207-8351 Niagara Falls Boulevard	14304	SC	Fee		1980/1992/ 1998	2004	100%	82,755	$767,685	$10.35	89.6%	OfficeMax (2015)
267	Niagara Falls, NY	Tops-Portage 1000 Portage Road	14301	SC	Fee		1991	2004	100%	116,903	$1,139,727	$10.42	93.5%	Tops Markets/Eckerd (2013)
268	Niagara Falls, NY	Wegmans Plaza-N. Falls 1575-1653 Military Road	14304	SC	Fee		1998	2004	100%	122,876	$672,141	$6.25	87.5%	Wegmans (2023)
269	Niskayuna, NY	Mohawk Commons 402-442 Balltown Road	12121	SC	Fee		2002	2004	100%	399,901	$4,553,320	$11.18	100%	Price Chopper (2022), Lowe’s (2022), Marshall’s (2012), Barnes & Noble (2014), Bed Bath & Beyond (2019), Target (Not Owned)
270	North Tonawanda, NY	Mid-City Plaza 955-987 Payne Avenue	14120	SC	Fee		1960/1976/ 1980/1995/ 2004	2004	100%	215,998	$2,194,457	$11.74	86.5%	Sears (2006), Tops (2024)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

271	Norwich, NY	Tops Plaza-Norwich 54 East Main Street	13815	SC	GL	(3)	1997	2004	10%	85,453	$1,107,165	$12.96	100%	Tops Markets (2018)
272	Olean, NY	Wal-Mart Plaza-Olean 3142 West State Street	14760	SC	Fee		1993/2004	2004	100%	285,400	$2,291,507	$8.16	98.4%	Wal-Mart (2014), Eastwynn Theatres, Inc. (2014), BJ’s Wholesale Club (2014), Home Depot (Not Owned)
273	Ontario, NY	Tops Plaza-Ontario 6254-6272 Furnace Road	14519	SC	Fee	(3)	1998	2004	20%	77,040	$761,667	$9.89	100%	Tops Markets (2019)
274	Orchard Park, NY	Crossroad Plaza 3245 Southwestern Boulevard	14127	SC	Fee	(3)	2000	2004	20%	167,805	$1,940,749	$11.57	100%	Tops Markets (2022), Stein Mart (2012), Lowe’s (Not Owned)
275	Plattsburgh, NY	Consumer Square Rt. 3-Cornelia Road	12901	SC	Fee		1993/ 2004	2004	100%	491,506	$3,415,479	$7.10	97.9%	Wal-Mart-Sams (2013), Wal-Mart (2020), T.J. Maxx (2013), PETsMART (2014), Michael’s (2011)
276	Rochester, NY	Hen-Jef Plaza 400 Jefferson Road @ Henrietta	14620	SC	Fee		1983/1993	2004	100%	159,517	$1,118,833	$9.43	74.3%	City Mattress (2009), CompUSA (2008), PETsMART (2008), The Tile Shop (2015)
277	Rochester, NY	Panorama Plaza 1601 Penfield Road	14625	SC	Fee	(3)	1959/1965/ 1972/1980/ 1986/1994	2004	20%	278,241	$3,439,797	$12.45	99.3%	Linens ’N Things (2008), Tops Markets (2014)
278	Rochester, NY	Henrietta Plaza 1100 Jefferson Plaza	14467	SC	Fee		1972/1980/ 1988/1999	2004	100%	245,426	$1,926,096	$8.65	90.7%	Big Lots (2010), Office Depot (2009), Tops Markets (2013)
279	Rome, NY	Freedom Plaza 205-211 Erie Boulevard West	13440	SC	Fee		1978/2000/ 2001	2004	100%	161,967	$853,212	$5.27	100%	Staples (2015), J.C. Penney (2008), Tops Markets (2021)
280	Springville, NY	Springville Plaza 172-218 South Cascade Drive	14141	SC	Fee		1980/1999/ 2004	2004	100%	107,924	$908,715	$9.14	92.1%	Tops Markets (2023), Salvation Army (2009)
281	Tonawanda, NY	Del-Ton Plaza 4220 Delaware Avenue	14150	SC	Fee		1985/1996	2004	100%	55,473	$365,532	$6.96	94.7%
282	Tonawanda, NY	Office Deport Plaza 2309 Eggert Road	14150	SC	Fee		1976/1985/ 1996	2004	100%	121,846	$1,093,146	$9.95	90.2%	CompUSA (2010), Office Depot (2011)
283	Tonawanda, NY	Sheridan/Delaware Plaza 1692-1752 Sheridan Drive	14223	SC	Fee		1950/1965/ 1975/1986/ 2000	2004	100%	188,200	$1,352,158	$7.18	100%	The Bon-Ton (2010), Bon-Ton Home Store (2010), Tops Markets (2020)
284	Tonawanda, NY	Tops Plaza-Niagara Street 150 Niagara Street	14150	SC	Fee	(3)	1997	2004	10%	97,014	$1,236,950	$12.97	98.3%	Tops Markets (2017)
285	Tonawanda, NY	Youngmann Plaza 750 Young Street	14150	SC	Fee	(3)	1985/ 2003	2004	10%	310,921	$2,283,467	$7.53	97.5%	BJ’s Wholesale Club (2010), Big Lots (2012), Gander Mountain Company (2015), Tops Markets (2021)
286	Utica, NY	Tops Plaza-Dollar Tree 1154 Mohawk Street	13501	SC	Fee		1961/1972/ 1988/1998	2004	100%	191,047	$1,666,513	$12.24	71.3%	A.J. Wright (2014), Tops Markets (2019)
287	Victor, NY	Victor Square 2-10 Commerce Drive	14564	SC	Fee		2000	2004	100%	56,134	$898,696	$16.95	94.4%
288	Warsaw, NY	Tops Plaza-Warsaw 2382 Route 19	14569	SC	Fee	(3)	1998	2004	20%	74,105	$711,298	$9.60	100%	Tops Markets (2015)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

									Company-
									Owned		Average
				Type of		Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

289	West Seneca, NY	Home Depot Plaza 1881 Ridge Road	14224	SC	GL	1975/1983/ 1987/1995	2004	100%	139,453	$1,341,122	$9.90	97.2%	Home Depot (2016)
290	West Seneca, NY	Seneca-Ridge Plaza 3531 Seneca Street	14224	SC	Fee	1980/1996/ 2004	2004	100%	62,403	$551,570	$10.66	82.9%	Sears (2006)
291	Williamsville, NY	Williamsville Place 5395 Sheridan Drive	14221	SC	Fee	1986/1995/ 2003	2004	100%	92,382	$976,749	$13.27	79.7%
292	Apex, NC	Beaver Creek Commons 1335 W. Williams Street	27502	SC	Fee	2005	1*	100%	110,429	$2,249,018	$16.79	100%	Linens ’N Things (2016), OfficeMax (2014), Lowe’s (Not Owned), Super Target (Not Owned)
293	Asheville, NC	River Hills 299 Swannanoa River Road	28805	SC	Fee (3)	1996	2003	14.5%	190,970	$1,996,049	$10.45	100%	Goody’s (2007), Carmike Cinemas (2017), Circuit City (2017), Dick’s Sporting Goods (2017), Michael’s (2008), OfficeMax (2011)
294	Durham, NC	Oxford Road 3500 Oxford Road	27702	SC	Fee	1990/2001	1*/2*	100%	203,934	$1,200,993	$6.55	89.9%	Food Lion (2010), Burlington Coat Factory (2007), Wal-Mart (Not Owned)
295	Fayetteville, NC	Cross Pointe Center 5075 Morgantown Road	28314	SC	Fee	1985/2003	2003	100%	196,279	$1,554,131	$8.04	98.5%	Dev Rlty (AC Mre/CircCty/Stpls) (2012), T.J. Maxx (2006), Bed Bath & Beyond (2014)
296	Hendersonville, NC	Eastridge Crossing 200 Thompson Street	28792	SC	GL	1995/2004	2003	100%	88,590	$571,623	$4.74	99%	Epic Theatres (2018), Ingles (2009), Big Lots (Not Owned)
297	Indian Trail, NC	Union Town Center Independence & Faith Church Road	28079	SC	Fee	1999	2004	100%	102,360	$886,442	$10.75	80.5%	Food Lion (2020)
298	Mooresville, NC	Mooresville Consumer Square 355 West Plaza Drive	28117	SC	Fee	1999	2004	100%	405,081	$3,582,441	$9.17	96.4%	Wal-Mart (2019), Goody’s (2010)
299	New Bern, NC	Rivertowne Square 3003 Claredon Boulevard	28561	SC	Fee	1989/1999	1*/2*	100%	68,130	$594,694	$8.89	98.2%	Goody’s (2007), Wal-Mart (Not Owned)
300	Washington, NC	Pamlico Plaza 536 Pamlico Plaza	27889	SC	Fee	1990/1999	1*/2*	100%	93,527	$525,070	$5.61	100%	Wal-Mart (2009), Wal-Mart (Not Owned)
301	Waynesville, NC	Lakeside Plaza 201 Paragon Parkway	28721	SC	Fee	1990	1993	100%	181,894	$1,150,876	$6.39	98.9%	Wal-Mart (2011), Food Lion (2011)
302	Wilmington, NC	University Centre S. College Road & New Centre Drive	28403	SC	Fee	1989/2001	1*/2*	100%	411,286	$3,262,272	$9.09	87.1%	Lowe’s (2014), Old Navy (2006), Bed Bath & Beyond (2012), Ross Dress for Less (2012), Goody’s (2006), Badcock Furniture (2014), Sam’s Club (Not Owned)
	North Dakota

303	Dicksinson, ND	Prairie Hills Mall 1681 Third Avenue	58601	MM	Fee	1978	1*/2*	100%	266,502	$1,086,633	$4.56	89.4%	K-Mart (2008), Herberger’s (2010), J.C. Penney (2008)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

	Ohio

304	Ashtabula, OH	Tops Plaza-Ashtabula 1144 West Prospect Road	44004	SC	Fee		2000	2004	100%	57,874	$900,712	$15.56	100%	Tops Markets (2021)
305	Aurora, OH	Barrington Town Square 70-130 Barrington Town Square	44202	SC	Fee		1996/2004	1*	100%	64,700	$1,360,891	$13.39	95.6%	Marquee Cinemas (Not Owned), Heinen’s (Not Owned)
306	Bellefontaine, OH	South Main Street Plaza 2250 South Main Street	43311	SC	Fee		1995	1998	100%	52,399	$445,579	$8.50	100%	Goody’s (2010), Staples (2010)
307	Boardman, OH	Southland Crossing I-680 & US Route 224	44514	SC	Fee		1997	1*	100%	506,254	$4,117,827	$8.23	97.5%	Lowe’s (2016), Babies ’R Us (2009), Staples (2012), Dick’s Sporting Goods (2012), Wal-Mart (2017), PETsMART (2013), Giant Eagle (2018)
308	Canton, OH	Belden Park Crossings 5496 Dressler Road	44720	SC	Fee	(3)	1995/2001/ 2003	1*	14.5%	478,106	$5,075,437	$10.74	98.8%	American Signature (2011), H.H. Gregg (2011), Jo-Ann Fabrics (2008), PETsMART (2013), Dick’s Sporting Goods (2010), DSW Shoe Warehouse (2012), Kohl’s (2016), Target (Not Owned)
309	Chillicothe, OH	Chillicothe Place 867 N. Bridge Street	45601	SC	GL	(3)	1974/1998	1*/2*	20%	105,512	$1,017,930	$9.65	100%	Kroger (2041), OfficeMax (2013)
310	Chillicothe, OH	Chillicothe Place (Lowe’s) 867 N. Bridge Street	45601	SC	Fee		1998	1*	100%	130,497	$822,132	$6.30	100%	Lowe’s (2015)
311	Cincinnati, OH	Glenway Crossing 5100 Glencrossing Way	45238	SC	Fee		1990	2*	100%	164,544	$1,290,506	$12.31	63.7%	Michael’s (2006)
312	Columbus, OH	Consumer Square West 3630 Soldano Boulevard	43228	SC	Fee		1989/2003	2004	100%	356,515	$2,376,306	$7.50	88.9%	OfficeMax (2010), Kroger Store (2014), Target Stores (2011)
313	Columbus, OH	Dublin Village Center 6561-6815 Dublin Center Drive	43017	SC	Fee		1987	1998	100%	161,571	$1,680,847	$11.51	90.3%	AMC Theatre (2007), Max Sports Center (2007), BJ’s Wholesale Club (Not Owned)
314	Columbus, OH	Easton Market 3740 Easton Market	43230	SC	Fee		1998	1998	100%	509,611	$6,024,421	$12.08	97.8%	CompUSA (2013), Staples (2013), PETsMART (2014), Golfsmith Golf Center (2013), Michael’s (2008), Dick’s Sporting Goods (2013), DSW Shoe Warehouse (2012), Kittle’s Home Furnishings (2012), Bed, Bath & Beyond (2014), T.J. Maxx (2008)
315	Columbus, OH	Lennox Town Center 1647 Olentangy River Road	43212	SC	Fee	(3)	1997	1998	50%	352,913	$3,373,193	$9.56	100%	Target (2016), Barnes & Noble (2007), Staples (2011), AMC Theatres Lennox 24 (2021)
316	Columbus, OH	Sun Center 3622-3860 Dublin Granville Road	43017	SC	Fee	(3)	1995	1998	79.45%	305,428	$3,562,945	$11.67	100%	Babies ’R Us (2011), Michael’s (2013), Ashley Furniture Homestore (2012), Stein Mart (2007), Whole Food Markets (2016), Staples (2010)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

317	Columbus, OH	Perimeter Center 6644-6804 Perimeter Loop Road	43017	SC	Fee		1996	1998	100%	137,556	$1,523,828	$11.08	100%	Giant Eagle (2014)
318	Elyria, OH	Elyria Shopping Center 825 Cleveland	44035	SC	Fee		1977	2*	100%	85,125	$626,445	$7.36	100%	Tops Markets (2010)
319	Gallipolis, OH	Gallipolis Marketplace 2145 Eastern Avenue	45631	SC	Fee		1998	2003	100%	25,950	$346,650	$13.36	100%	Wal-Mart (Not Owned)
320	Grove City, OH	Derby Square Shopping Center 2161-2263 Stringtown Road	43123	SC	Fee	(3)	1992	1998	20%	128,210	$808,814	$14.76	42.8%
321	Hamilton, OH	H.H. Gregg 1371 Main Street	43450	SC	Fee		1986	1998	100%	40,000	$230,000	$5.75	100%	Roundy’s (2006)
322	Huber Heights, OH	North Heights Plaza 8280 Old Troy Pike	45424	SC	Fee		1990	1993	100%	163,819	$1,414,287	$10.24	84.3%	Cub Foods (2011), Wal-Mart (Not Owned)
323	Lebanon, OH	Countryside Place 1879 Deerfield Road	45036	SC	Fee		1990/2002	1993	100%	17,000	$117,381	$6.90	100%	Wal-Mart (Not Owned), Erb Lumber (Not Owned)
324	Macedonia, OH	Macedonia Commons Macedonia Commons Boulevard	44056	SC	Fee	(3)	1994	1994	50%	233,639	$3,043,569	$11.94	100%	First National Supermarkets (2018), Kohl’s (2016), Wal-Mart (Not Owned)
325	Macedonia, OH	Macedonia Commons (Phase II) 8210 Macedonia Commons Boulevard	44056	SC	Fee		1999	1*	100%	169,481	$1,601,734	$9.45	100%	Cinemark (2019), Home Depot (2020)
326	North Olmsted, OH	Great Northern Plaza North 25859-26437 Great Northern	44070	SC	Fee	(3)	1958/1998/ 2003	1997	14.5%	624,587	$7,793,104	$13.16	94.4%	Best Buy (2010), DSW Shoe Warehouse (2015), Bed Bath & Beyond (2012), Marshall’s (2008), PETsMART 2008), Home Depot (2019), K & G Men’s Company (2008), Jo-Ann Fabrics (2009), Marc’s (2012), CompUSA (2008), Tops Markets (Not Owned)
327	Pataskala, OH	Village Market/ Rite Aid Center 78-80 Oak Meadow Drive	43062	SC	Fee		1980	1998	100%	33,270	$201,200	$6.05	100%	Cardinal (2007)
328	Pickerington, OH	Shoppes at Turnberry 1701-1797 Hill Road North	43147	SC	Fee		1990	1998	100%	59,495	$497,049	$14.34	56.5%
329	Solon, OH	Uptown Solon Kruse Drive	44139	SC	Fee		1998	1*	100%	183,255	$2,823,474	$15.69	98.2%	Mustard Seed Market and Café (2019), Bed, Bath & Beyond (2009), Borders (2018)
330	Stow, OH	Stow Community Shopping Center Kent Road	44224	SC	Fee		1997/2000	1*	100%	404,480	$2,889,695	$7.25	98.5%	K-Mart (2006), Bed Bath & Beyond (2011), Giant Eagle (2017), Kohl’s (2019), OfficeMax (2011), Borders Outlet (2003), Target (Not Owned)
331	Tiffin, OH	Tiffin Mall 870 West Market Street	44883	MM	Fee		1980/2004	1*/2*	100%	170,868	$781,545	$6.43	71.1%	Marquee Cinemas (2018), J.C. Penney (2010)
332	Toledo, OH	Springfield Commons Shopping S. Holland-Sylvania Road	43528	SC	Fee	(3)	1999	1*	20%	241,129	$2,779,408	$11.05	99.1%	Kohl’s (2019), Gander Mountain (2014), Bed Bath & Beyond (2010), Old Navy (2010)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

333	Toledo, OH	Dick’s-Toledo 851 West Alexis Road	43612	SC	Fee		1995	2004	100%	80,160	$501,000	$6.25	100%	Dick’s Sporting Goods (2016)
334	Westlake, OH	West Bay Plaza 30100 Detroit Road	44145	SC	Fee		1974/1997/ 2000	1*/2*	100%	162,330	$1,380,354	$8.50	100%	Marc’s (2009), K-Mart (2009)
335	Xenia, OH	West Park Square 1700 West Park Square	45385	SC	Fee		1994/1997/ 2001	1*	100%	104,873	$740,136	$7.44	84.6%	Kroger (2019), Wal-Mart (Not Owned)
	Oregon

336	Portland, OR	Tanasbourne Town Center NW Evergreen Parkway & NW Ring Road	97006	SC	Fee	(3)	1995/2001	1996	50%	309,617	$5,217,254	$17.26	97.6%	Linens ’N Things (2012), Ross Dress for Less (2008), Barnes & Noble (2011), Michael’s (2009), Office Depot (2010), Haggan’s (2021), Nordstrom (Not Owned), Target (Not Owned), Mervyns (Not Owned)
	Pennsylvania

337	Allentown, PA	West Valley Marketplace 1091 Mill Creek Road	18106	SC	Fee		2001/2004	2003	100%	259,277	$2,633,011	$10.29	98.7%	Wal-Mart (2021)
338	E. Norriton, PA	K-Mart Plaza 2692 Dekalb Pike	19401	SC	Fee		1975/1997	1*/2*	100%	173,876	$1,324,809	$7.19	100%	K-Mart (2010), Big Lots (2010)
339	Erie, PA	Peach Street Square 1902 Keystone Drive	16509	SC	GL		1995/1998/ 2003	1*	100%	557,769	$5,093,274	$8.71	100%	Lowe’s (2015), PETsMART (2015), Circuit City (2020), Media Play (2011), Kohl’s (2016), Wal-Mart (2015), Cinemark (2011), Home Depot (Not Owned)
340	Erie, PA	Erie Marketplace 6660-6750 Peach Street	16509	SC	Fee	(3)	2003	2003	14.5%	107,537	$1,061,013	$9.14	100%	Marshall’s (2013), Bed Bath & Beyond (2013), Babies ’R Us (2015), Target (Not Owned)
341	Erie, PA	Tops Plaza-Erie 1520 West 25th Street	16505	SC	Fee		1995	2004	100%	99,631	$1,253,532	$12.58	100%	Tops Markets (2016)
342	Hanover, PA	BJ’s-Hanover 1785 Airport Road South	18109	SC	Fee		1991	2004	100%	112,230	$784,631	$6.99	100%	BJ’s Wholesale Club (2011)
343	Monaca, PA	Township Marketplace 115 Wagner Road	15061	SC	GL	(3)	1999/2004	2003	14.5%	253,110	$2,003,154	$7.91	100%	Lowe’s (2027), Shop ’N Save (2019)
344	Monaca, PA	Township Marketplace-Cinemark 115 Wagner Road	15061	SC	Fee		1999	2003	100%	45,479	$698,016	$16.38	93.7%	Cinemark (2019)
	Puerto Rico

345	Arecibo, PR	Plaza del Atlantico PR #KM 80.3	00612	MM	Fee		1980/1993	2005	100%	215,409	$3,243,164	$14.98	92.8%	K-Mart (2013), Capri Del Atlantico (2013)
346	Bayamon, PR	Plaza del Sol RD PR#29 & PR#167, Hato Tejas	00961	MM	Fee		1998/2003/ 2004	2005	100%	526,373	$15,687,641	$29.38	96.7%	Wal-Mart (2022), Old Navy (2007), Science Park Cinema (2019), Bed Bath & Beyond (2017), Home Depot (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

									Company-
									Owned		Average
				Type of		Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

347	Bayamon, PR	Rexville Plaza PR #167, KM 18.8	00961	SC	Fee	1980/2002	2005	100%	126,098	$1,313,348	$10.59	89%	Pueblo Xtra (2009), Tiendas Capri (2013)
348	Bayamon, PR	Rio Hondo PR #22, PR #167	00961	MM	Fee	1982/2001	2005	100%	418,482	$10,273,088	$23.00	97.5%	Tiendas Capri (2009), Marshall’s (2009), K-Mart (2013), Xtra (2012), Rio Hondo Cinema (Not Owned)
349	Carolina, PR	Plaza Escorial Carretera #3, KM 6.1	00987	SC	Fee	1997	2005	100%	385,665	$7,493,575	$15.55	99.4%	OfficeMax (2015), Wal-Mart (2024), Borders (2017), Old Navy (2009), Sam’s Club (2024), Home Depot (Not Owned), Caribbean Cinemas (Not Owned)
350	Cayey, PR	Plaza Cayey State Road #1 & PR #735	00736	SC	Fee	1999/2004	2005	100%	261,126	$2,736,157	$7.67	97.2%	Wal-Mart (2021), Cayey Cinema (Not Owned)
351	Fajardo, PR	Plaza Fajardo Road PR #3 Int PR #940	00738	SC	Fee	1992	2005	100%	245,319	$3,823,351	$15.29	100%	Wal-Mart (2012), Pueblo Xtra (2012)
352	Guayama, PR	Plaza Wal-Mart Road PR #3 KM 135.0	00784	SC	Fee	1994	2005	100%	163,598	$1,671,794	$10.41	98.2%	Wal-Mart (2018)
353	Hatillo, PR	Plaza del Norte Road #2, KM 81.9	00659	MM	Fee	1992	2005	100%	505,849	$10,807,696	$21.00	96.7%	Almacenes Pitusa (2003), J.C. Penney (2012), Pueblo Xtra (2012), Wal-Mart (2012), Toys ’R Us/ Kids ’R Us (Not Owned)
354	Humacao, PR	Palma Real State Road #3, KM 78.20	00791	SC	Fee	1995	2005	100%	340,608	$6,278,867	$15.78	99.8%	Capri Stores (2011), Pueblo Xtra (2020), Cinevista Theatres (2005), Wal-Mart (2020), Pep Boys (Not Owned), J.C. Penny (Not Owned)
355	Isabela, PR	Plaza Isabela State Road #2 & #454, KM 111.6	00662	SC	Fee	1994	2005	100%	238,410	$3,487,046	$13.58	99.2%	Pueblo International (2014), Wal-Mart (2019)
356	San German, PR	Camino Real State Road PR #122	00683	SC	Fee	1991	2005	100%	22,356	$315,950	$5.14	100%	Pep Boys (2015)
357	San German, PR	Del Oeste Road PR #2 Int PR #122	00683	SC	Fee	1991	2005	100%	174,172	$2,259,765	$11.84	99.6%	K-Mart (2016), Pueblo Xtra (2011)
358	San Juan, PR	Senorial Plaza PR #53 & PR #177	00926	MM	Fee	1978/	2005	100%	168,533	$2,641,857	$16.02	90.8%	K-Mart (2005), Pueblo Xtra (Not Owned) Multiple
359	Vega Baja, PR	Plaza Vega Baja Road PR #2 Int PR #155	00693	SC	Fee	1990	2005	100%	174,728	$2,099,309	$10.89	100%	K-Mart (2015), Pueblo Xtra (2010)
	South Carolina

360	Camden, SC	Springdale Plaza 1671 Springdale Drive	29020	SC	Fee	1990/2000	1993	100%	180,127	$974,749	$6.84	79.2%	Belk (2015), Wal-Mart (Not Owned)
361	Charleston, SC	Ashley Crossing 2245 Ashley Crossing Drive	29414	SC	Fee	1991	2003	100%	188,883	$1,600,260	$8.07	98%	Food Lion (2011), Wal-Mart (2011)
362	Columbia, SC	Harbison Court Harbison Boulevard	29212	SC	Fee (3)	1991	2002	14.5%	259,551	$2,803,976	$11.94	90.5%	Barnes & Noble (2011), Ross Dress for Less (2014), Marshall’s (2012), OfficeMax (2011), Babies ’R Us (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

363	Mt. Pleasant, SC	Wando Crossing 1500 Highway 17 North	29465	SC	Fee		1992/2000	1995	100%	209,139	$1,760,559	$10.61	79.3%	Office Depot (2010), T.J. Maxx (2007), Marshall’s (2011), Wal-Mart (Not Owned)
364	N. Charleston, SC	North Pointe Plaza 7400 Rivers Avenue	29406	SC	Fee		1989/2001	2*	100%	294,471	$2,056,239	$7.01	99.7%	Wal-Mart (2009), OfficeMax (2007), Helig Meyers (Not Owned)
365	N. Charleston, SC	North Charleston Center 5900 Rivers Avenue	29406	SC	Fee		1980/1993	2004	100%	235,501	$827,760	$7.92	44.4%	Big Lots (2009)
366	Orangeburg, SC	North Plaza Road 2795 North Road	29115	SC	Fee		1994/1999	1995	100%	50,760	$526,479	$10.37	100%	Goody’s (2008), Wal-Mart Not Owned)
367	S. Anderson, SC	Crossroads Plaza 406 Highway 28 By-Pass	29624	SC	Fee		1990	1994	100%	13,600	$52,212	$3.84	100%
368	Simpsonville, SC	Fairview Station 621 Fairview Road	29681	SC	Fee		1990	1994	100%	142,080	$836,512	$6.00	98.2%	Ingles Markets (2011), Kohl’s (2015)
369	Union, SC	West Towne Plaza U.S. Highway 176 By-Pass #1	29379	SC	Fee		1990	1993	100%	184,331	$682,890	$5.16	71.8%	Wal-Mart (2009), Belk Store Services (2010)
	South Dakota

370	Watertown, SD	Watertown Mall 1300 9th Avenue	56401	MM	Fee		1977	1*/2*	100%	240,262	$1,618,879	$7.06	95.5%	Dunham’s Athleisure (2011), Herberger’s (2009), J.C. Penney (2008), Hy Vee Supermarket (Not Owned)
	Tennessee

371	Brentwood, TN	Cool Springs Pointe I-65 and Moore’s Lane	37027	SC	Fee	(3)	1999/2004	2000	14.5%	201,414	$2,572,784	$12.77	100%	Best Buy (2014), Ross Dress for Less (2015), Linens ’N Things (2014), DSW Shoe Warehouse (2008)
372	Chattanooga, TN	Overlook at Hamilton Place 2288 Gunbarrel Road	37421	SC	Fee		1992/2004	2003	100%	214,918	$1,667,711	$8.67	89.5%	Best Buy (2014), Hobby Lobby (2014), Fresh Market (2014)
373	Columbia, TN	Columbia Square 845 Nashville Highway	38401	SC	Fee	(3)	1993	2003	10%	68,948	$498,289	$7.88	91.7%	Kroger (2022)
374	Farragut, TN	Farragut Pointe 11132 Kingston Pike	37922	SC	Fee	(3)	1991	2003	10%	71,311	$472,039	$7.44	88.9%	Bi-Lo (2011)
375	Goodlettsville, TN	Northcreek Commons 101-139 Northcreek Boulevard	37072	SC	Fee	(3)	1987	2003	20%	84,441	$713,689	$8.56	98.7%	Kroger (2012)
376	Hendersonville, TN	Hendersonville Lowe’s 1050 Lowe’s Road	37075	SC	Fee		1999	2003	100%	133,144	$1,222,439	$9.18	100%	Lowe’s (2019)
377	Johnson City, TN	Johnson City Marketplace Franklin & Knob Creek Roads	37604	SC	GL		2005	2003	100%	0	$352,992	$0.00	100%	Kohl’s (Not Owned)
378	Murfreesboro, TN	Memorial Village 710 Memorial Boulevard	37130	SC	Fee		1993	2003	100%	117,750	$700,043	$6.15	96.6%	Murfreesboro Athletic Club (2014)
379	Murfreesboro, TN	Towne Center Old Fort Parkway	37129	SC	Fee	(3)	1998	2003	14.5%	108,180	$1,310,610	$12.12	100%	T.J. Maxx (2008), Books-A-Million (2009), Lowe’s (Not Owned), Toys ’R Us (Not Owned), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

380	Nashville, TN	The Marketplace Charlotte Pike	37209	SC	Fee	(3)	1998	2003	14.5%	167,795	$1,656,161	$9.87	100%	Lowe’s (2019), Wal-Mart (Not Owned)
	Texas

381	Austin, TX	Shops at Tech Ridge Center Ridge Drive	78728	SC	Fee	(3)	2003	2003	24.75%	281,231	$3,832,657	$14.93	89.3%	Ross Dress for Less (2014), Linens ’N Things (2014), Hobby Lobby (2018), Toys ’R Us (Not Owned), Super Target (Not Owned), Chick-Fil-A (Not Owned)
382	Frisco, TX	Frisco Marketplace 7010 Preston Road	75035	SC	Fee		2003	2003	100%	19,759	$630,026	$19.99	95.7%	Kohl’s (Not Owned)
383	Ft. Worth, TX	Eastchase Market SWC Eastchase Parkway & I-30	76112	SC	Fee	(3)	1995	1996	50%	205,017	$2,096,546	$13.32	77.5%	United Artists Theatre (2012), PETsMART (2011), Ross Dress for Less (2011), Target (Not Owned), Toys ’R Us (Not Owned), Office Depot (Not Owned)
384	Irving, TX	MacArthur Marketplace Market Place Boulevard	75063	SC	Fee	(3)	2004	2003	14.5%	146,941	$1,484,789	$14.12	68.8%	OfficeMax (2014), Kohl’s (Not Owned), Sam’s Club (Not Owned), Wal-Mart (Not Owned)
385	Lewisville, TX	Lakepointe Crossings S Stemmons Freeway	75067	SC	Fee	(3)	1991	2002	14.5%	311,039	$3,578,296	$11.50	100%	99 Cents Only Store (2009), The Roomstore (2007), PETsMART (2009), Best Buy (2010), Academy Sports (2016), Mardel Christian Bookstore (2012), Toys ’R Us (Not Owned), Conn’s Appliance (Not Owned), Garden Ridge (Not Owned)
386	McKinney, TX	McKinney Marketplace US Highway 75 & El Dorado Parkway	75070	SC	Fee		2000	2003	100%	118,970	$1,275,522	$10.90	98.3%	Kohl’s (2021), Albertson’s (Not Owned)
387	Mesquite, TX	The Marketplace at Town Center Southbound Frontage Rd I 635	75150	SC	Fee		2001	2003	100%	164,625	$1,950,936	$13.32	81.7%	Linens ’N Things (2013), Michael’s (2012), Ross Dress for Less (2013), Kohl’s (Not Owned)
388	San Antonio, TX	Bandera Point North State Loop 1604/ Bandera Road	78227	SC	Fee		2001/2002	1*	100%	278,706	$4,305,092	$14.40	98.8%	T.J. Maxx (2011), Linens ’N Things (2012), Old Navy (2011), Ross Dress for Less (2012), Barnes & Noble (2011), Target (Not Owned), Lowe’s (Not Owned), Kohl’s (Not Owned), Chuck E. Cheese (Not Owned), Credit Union (Not Owned), Racquetball & Fitness (Not Owned)
389	San Antonio, TX	Ingram Park 6157 NW Loop 410	78238	MV	Fee		1985	2005	50%	76,597	$422,000	$5.51	100%	Mervyns (2020)
390	San Antonio, TX	Westover Marketplace SH 151@Loop 410	78209	SC	Fee	(3)	2005	1*	10%	94,811	$1,186,867	$11.62	100%	Sportsman’s Warehouse (2015), Ross Dress for Less (2016)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

									Company-
									Owned		Average
				Type of		Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

	Utah

391	Logan, UT	Family Place at Logan 400 North Street	84321	SC	Fee	1975	1998	100%	19,200	$208,422	$10.86	100%	Rite-Aid (Not Owned)
392	Midvale, UT	Family Center at Fort Union 50 900 East Ft. Union Boulevard	84047	SC	Fee	1973/2000	1998	100%	661,469	$7,957,510	$12.67	94.9%	Babies ’R Us (2014), OfficeMax (2007), Smith’s Food and Drug (2024), Media Play (2016), Bed Bath & Beyond (2014), Ross Dress for Less (2011), Wal-Mart (2015), Mervyns (2020)
393	Ogden, UT	Family Center at Ogden 5-Point 21-129 Harrisville Road	84404	SC	Fee	1977	1998	100%	162,316	$700,461	$5.60	77.1%	Harmons (2012)
394	Orem, UT	Family Center at Orem 1300 South Street	84058	SC	Fee	1991	1998	100%	150,667	$1,595,890	$10.59	100%	Kids ’R Us (2011), Media Play (2015), Office Depot (2008), Jo-Ann Fabrics (2012), R.C. Willey (Not Owned)
395	Riverdale, UT	Family Center at Riverdale 510 1050 West Riverdale Road	84405	SC	Fee	1995/2003	1998	100%	590,313	$4,606,122	$7.90	95.2%	Meier & Frank (2011), OfficeMax (2008), Gart Sports (2012), Sportsman’s Warehouse (2009), Target (2017), Media Play (2016), Circuit City (2016)
396	Riverdale, UT	Family Center at Riverdale 526 1050 West Riverdale Road	84405	SC	Fee	2005	1*	100%	35,347	$335,796	$9.50	100%	Jo-Ann Fabrics (2015)
397	Salt Lake City, UT	Family Place at 33rd South 3300 South Street	84115	SC	Fee	1978	1998	100%	34,209	$257,735	$8.75	86.1%
398	Taylorsville, UT	Family Center at Midvalley 503 5600 South Redwood	84123	SC	Fee	1982/2003	1998	100%	746,890	$7,313,232	$10.93	89.6%	Shopko (2014), Jo-Ann Fabrics (2015), Gart Sports (2017), 24 Hour Fitness (2017), Bed Bath & Beyond (2015), Ross Dress for Less (2014), Home USA Warehouse (2012), Media Play (2015), OfficeMax (2008), Circuit City (2016), PETsMART (2012), Harmons Superstore (Not Owned)
	Vermont

399	Berlin, VT	Berlin Mall 282 Berlin Mall Road, Unit #28	05602	MM	Fee	1986/1999	2*	100%	174,515	$1,618,394	$9.27	100%	Wal-Mart (2014), J.C. Penney (2009)
	Virginia

400	Chester, VA	Bermuda Square 12607-12649 Jefferson Davis	23831	SC	Fee	1978	2003	100%	116,310	$1,194,313	$10.54	97.4%	Ukrop’s (2008)
401	Fairfax, VA	Fairfax Towne Center 12210 Fairfax Towne Center	22033	SC	Fee (3)	1994	1995	14.5%	253,392	$4,749,241	$18.87	99.3%	Safeway (2019), T.J. Maxx (2009), Tower Records (2009), Bed Bath & Beyond (2010), United Artists (2014)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

										Company-
										Owned		Average
				Type of			Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership		Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest		Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

402	Lynchburg, VA	Candlers Station 3700 Candlers Mountain Road	24502	SC	Fee		1990	2003	100%	270,765	$2,059,252	$8.36	90.7%	Goody’s (2008), Movies 10 (2015), Circuit City (2009), Staples (2013), T.J. Maxx (2009), Toys ’R Us (Not Owned)
403	Lynchburg, VA	Fairview Square 2215 Florida Avenue	24501	SC	Fee		1992	2004	100%	85,209	$338,736	$6.38	62.3%	Food Lion (2012)
404	Martinsville, VA	Liberty Fair Mall 240 Commonwealth Boulevard	24112	MM	Fee		1989/1997	1*/2*	50%	435,057	$2,791,507	$6.99	91%	Goody’s (2006), Belk/ Leggetts (2009), J.C. Penney (2009), Sears (2009), OfficeMax (2012), Krogers (2017), McDonald’s (Not Owned)
405	Midlothian, VA	Genito Crossing Hull Street Road	23112	SC	Fee		1985	2003	100%	79,407	$694,854	$9.33	93.8%	Food Lion (2010)
406	Pulaski, VA	Memorial Square 1000 Memorial Drive	24301	SC	Fee		1990	1993	100%	143,299	$871,398	$6.31	96.4%	Wal-Mart (2011), Food Lion (2011)
407	Winchester, VA	Apple Blossom Corners 2190 S. Pleasant Valley	22601	SC	Fee	(3)	1990/1997	2*	20%	240,560	$2,418,902	$9.85	99.5%	Martin’s Food Store (2040), Kohl’s (2018), OfficeMax (2012), Books-A- Million (2008)
	Washington

408	Everett, WA	Puget Park 520 128th Street SW	98204	SC	Fee	(3)	1981	2001	20%	41,065	$508,522	$13.91	89%	Albertson’s (Not Owned)
409	Kirkland, WA	Totem Lakes Upper Totem Lakes Boulevard	98034	SC	Fee	(3)	1999/2004	2004	20%	227,210	$2,757,176	$15.34	80.2%	Guitar Center (2007), Ross Dress for Less (2010), CompUSA (2006), Rite-Aid (Not Owned)
	West Virginia

410	Barboursville, WV	Barboursville Center 5-13 Mall Road	25504	SC	GL		1985	1998	100%	70,900	$388,625	$5.48	100%	Discount Emporium (2006), Goody’s (2014), Value City (Not Owned)
	Wisconsin

411	Brookfield, WI	SW of Brookfield (Carx) North 124th Street and West CA	53005	SC	Fee		1967	2003	100%	7,420	$133,560	$18.00	100%
412	Brookfield, WI	Shoppers World of Brooksfield North 124th Street and West CA	53005	SC	Fee	(3)	1967	2003	14.5%	182,722	$1,385,163	$7.58	100%	T.J. Maxx (2010), Marshall’s Mega Store (2009), OfficeMax (2010), Burlington Coat Factory (2007)
413	Brown Deer, WI	Brown Deer Center North Green Bay Road	53209	SC	Fee	(3)	1967	2003	14.5%	266,716	$1,938,013	$7.27	100%	Kohl’s (2023), Michael’s (2012), OfficeMax (2010), T.J. Maxx/ Burlington (2007), Old Navy (2012)
414	Brown Deer, WI	Market Place of Brown Deer North Green Bay Road	53209	SC	Fee	(3)	1989	2003	14.5%	143,372	$1,175,761	$8.20	100%	Marshall’s Mega Store (2009), Pick ’N Save (2010)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2005

									Company-
									Owned		Average
				Type of		Year		DDR	Gross	Total	Base Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

415	Milwaukee, WI	Point Loomis South 27th Street	53221	SC	Fee	1962	2003	100%	160,533	$707,571	$4.41	100%	Kohl’s (2007), Pick ’N Save (2007)
416	West Allis, WI	West Allis Center West Cleveland Avenue & S. 108th	53214	SC	Fee	1968	2003	100%	246,081	$1,421,496	$5.47	100%	Kohl’s (2008), Marshall’s Mega Store (2009), Pick ’N Save (2008)

1*	Property developed by the Company.

2*	Original IPO Property.

(1)	“SC” indicates a power center or a community shopping center, “LC” indicates a lifestyle center, “MM” indicates an enclosed mini-mall, and “MV” indicates a Mervyns site.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2005.

(3)	One of the one hundred ten (110) properties owned through unconsolidated joint ventures, which serve as collateral for joint venture mortgage debt aggregating approximately $2,173.4 (of which the Company’s proportionate share is $510.5) as of December 31, 2005 and which is not reflected in the consolidated indebtedness.

Developers Diversified Realty Corporation
Service Merchandise Property List at December 31, 2005

									Company-
									Owned
				Type of				DDR	Gross	Total	Average
			Zip	Property	Ownership	Year	Year	Ownership	Leasable	Annualized	Base Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased

	Alabama

1	Huntsville, AL	930A Old Monrovia Road	35806	SC	Fee	1984	2002	24.63%	54,200	$350,000	$7.00	92.3%
	Arizona

2	Glendale, AZ	10404 North 43rd Street	85302	SC	Fee	1984	2002	24.63%	51,933	$0	$0.00	0%
3	Mesa, AZ	6233 East Southern Boulevard	85206	SC	Fee	1991	2002	24.63%	53,312	$712,634	$13.37	100%
4	Mesa, AZ	1360 West Southern Avenue	85202	SC	Fee	1984	2002	24.63%	50,000	$0	$0.00	0%
	Connecticut

5	Danbury, CT	67 Newton Road	06810	SC	Lease	1978	2002	24.63%	51,750	$543,000	$10.49	100%
6	Manchester, CT	1520 Pleasant Valley Road	06040	SC	GL	1993	2002	24.63%	49,905	$485,844	$9.74	100%
	Delaware

7	Dover, DE	1380 North Dupont Highway	19901	SC	Fee	1992	2002	24.63%	50,001	$352,047	$7.04	100%
	Florida

8	Bradenton, FL	825 Cortez Road West	34207	SC	Lease	1995	2002	24.63%	53,638	$274,385	$5.12	100%
9	Ocala, FL	Shady Oaks Shopping Center	32671	SC	Lease	1981	2002	24.63%	54,816	$286,732	$5.23	100%
		2405 Southwest 27th Avenue
10	Orlando, FL	7175 West Colonial Drive	32818	SC	Fee	1989	2002	24.63%	51,550	$0	$0.00	0%
11	Pembroke Pines, FL	11251 Pines Boulevard	33026	SC	Fee	1994	2002	24.63%	50,000	$506,116	$10.12	100%
12	Pensacola, FL	7303 Plantation Road	32504	SC	Lease	1976	2002	24.63%	64,053	$800,663	$12.50	100%
13	St. Petersburg, FL	2500 66th Street North	33710	SC	Fee	1975	2002	24.63%	69,282	$3,341,940	$56.33	85.6%
14	Stuart, FL	3257 N. W. Federal Highway	34957	SC	GL	1989	2002	24.63%	50,000	$427,968	$8.56	100%
15	Tampa, FL	Hillsborough Galleria	33614	SC	Fee	1989	2002	24.63%	50,000	$210,000	$4.20	100%
		4340 Hillsborough Avenue
	Georgia

16	Duluth, GA	2075 Market Street	30136	SC	Fee	1983	2002	24.63%	56,225	$298,245	$5.30	100%
	Illinois

17	Burbank, IL	7600 South Lacrosse Avenue	60459	SC	Fee	1984	2002	24.63%	27,213	$162,000	$11.73	50.8%
18	Crystal Lake, IL	5561 Northwest Highway	60014	SC	Fee	1989	2002	24.63%	50,092	$335,300	$8.02	83.4%
19	Downers Grove, IL	1508 Butterfield Road	60515	SC	Lease	1973	2002	24.63%	35,943	$420,000	$11.69	100%
20	Lansing, IL	16795 South Torrance Avenue	60438	SC	Fee	1986	2002	24.63%	51,177	$236,069	$8.78	52.5%
	Indiana

21	Evansville, IN	300 North Green River Road	47715	SC	Lease	1978	2002	24.63%	60,000	$374,238	$8.98	69.5%
	Kentucky

22	Lexington, KY	1555 New Circle Road	40509	SC	Lease	1978	2002	24.63%	60,000	$367,684	$6.13	100%
23	Louisville, KY	4601 Outer Loop Road	40219	SC	Fee	1973	2002	24.63%	49,410	$293,468	$5.94	100%
24	Louisville, KY	5025 Shelbyville Road	40207	SC	Lease	1989	2002	24.63%	117,746	$417,034	$3.54	100%
25	Owensboro, KY	4810 Frederica Street	42301	SC	Fee	1984	2002	24.63%	49,980	$0	$0.00	0%
26	Paducah, KY	5109 Hinkleville Road	42001	SC	Fee	1984	2002	24.63%	52,500	$0	$0.00	0%

Developers Diversified Realty Corporation
Service Merchandise Property List at December 31, 2005

									Company-
									Owned
				Type of				DDR	Gross	Total	Average
			Zip	Property	Ownership	Year	Year	Ownership	Leasable	Annualized	Base Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased

	Louisiana

27	Baton Rouge, LA	9501 Cortana Mall	70815	SC	Fee	1977	2004	24.63%	90,000	$148,900	$1.65	100%
28	Bossier City, LA	2950 East Texas Street	71111	SC	Fee	1982	2002	24.63%	58,500	$0	$0.00	0%
29	Houma, LA	1636 Martin Luther King Boulevard	70360	SC	Fee	1992	2002	24.63%	49,721	$324,689	$8.12	80.4%
30	Metairie, LA	6851 Veterans Boulevard	70003	SC	Fee	1972	2002	24.63%	92,992	$1,000,611	$10.76	100%
	Maine

31	Augusta, ME	Capitol Plaza	04330	SC	Lease	1983	2002	24.63%	52,635	$120,000	$6.00	38.0%
		114 Western Avenue
	Massachusetts

32	Burlington, MA	34 Cambridge Street	01803	SC	Lease	1978	2002	24.63%	70,800	$898,814	$12.70	100%
33	Swansea, MA	58 Swansea Mall Drive	02777	SC	GL	1985	2002	24.63%	49,980	$119,880	$6.00	40.0%
	Michigan

34	Westland, MI	7368 Nankin Road	48185	SC	Fee	1980	2002	24.63%	50,000	$0	$0.00	0%
	Mississippi

35	Hattiesburg, MS	1000 Turtle Creek Drive Suite 2	39402	SC	Fee	1995	2002	24.63%	50,809	$406,472	$8.00	100%
	Nevada

36	Las Vegas, NV	4701 Faircenter Parkway	89102	SC	Lease	1990	2002	24.63%	24,975	$174,825	$7.00	100%
	New Hampshire

37	Salem, NH	271 South Broadway	03079	SC	Lease	1985	2002	24.63%	50,110	$574,539	$11.47	100%
	New Jersey

38	Paramus, NJ	Bishops Corner East 651	06117	SC	Lease	1978	2002	24.63%	54,850	$898,563	$18.29	89.6%
		Route 17 South
39	Wayne, NJ	Route 23 West Belt Plaza	07470	SC	Lease	1978	2002	24.63%	49,157	$756,173	$15.38	100%
	New York

40	Middletown, NY	88-25 Dunning Road	10940	SC	Lease	1989	2002	24.63%	50,144	$409,649	$8.17	100%
	North Carolina

41	Raleigh, NC	U.S. 17 Millbrook	27604	SC	Fee	1994	2002	24.63%	50,000	$436,439	$8.73	100%
	Oklahoma

42	Warr Acres, OK	5537 North West Expressway	73132	SC	Fee	1985	2002	24.63%	50,000	$0	$0.00	0%
	South Carolina

43	North Charleston, SC	7400 Rivers Avenue	29418	SC	Fee	1989	2002	24.63%	50,000	$308,613	$6.17	100%
	Tennessee

44	Antioch, TN	5301 Hickory Hollow Parkway	37013	SC	Fee	1984	2002	24.63%	59,319	$554,768	$9.35	100%
45	Franklin, TN	1735 Galleria Boulevard	37064	SC	Fee	1992	2002	24.63%	60,000	$683,409	$11.39	100%
46	Knoxville, TN	9333 Kingston Pike	37922	SC	Fee	1986	2002	24.63%	50,092	$262,983	$5.25	100%

Developers Diversified Realty Corporation
Service Merchandise Property List at December 31, 2005

									Company-
									Owned
				Type of				DDR	Gross	Total	Average
			Zip	Property	Ownership	Year	Year	Ownership	Leasable	Annualized	Base Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased

	Texas

47	Baytown, TX	6731 Garth Road	77521	SC	Fee	1981	2002	24.63%	52,288	$0	$0.00	0%
48	Beaumont, TX	4450 Dowlen	77706	SC	Lease	1977	2002	24.63%	63,404	$128,707	$4.25	47.8%
49	Longview, TX	3520 McCann Road	75605	SC	Lease	1978	2002	24.63%	40,524	$324,192	$8.00	100%
50	McAllen, TX	6600 U.S. Expressway 83	78503	SC	Fee	1993	2002	24.63%	59,086	$431,230	$7.96	91.6%
51	Richardson, TX	1300 East Beltline	75081	SC	Fee	1978	2002	24.63%	62,463	$454,600	$7.28	100%
52	Sugar Land, TX	15235 South West Freeway	77478	SC	GL	1992	2002	24.63%	50,000	$325,000	$6.50	100%
	Virginia

53	Chesapeake, VA	4300 Portsmouth Boulevard	23321	SC	GL	1990	2002	24.63%	50,062	$364,093	$7.27	100%

(1)	“SC” indicates a power center or a community shopping center.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2005.

Developers Diversified Realty Corporation
Office and Industrial Property List at December 31, 2005

									Company-
									Owned
				Type of				DDR	Gross	Total	Average
			Zip	Property	Ownership	Year	Year	Ownership	Leasable	Annualized	Base Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Developed	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased

	Maryland

1	Silver Springs, MD	Tech Center 29 Phase I	20904	IND	Fee	1970	2001	100%	176,674	$1,241,002	$9.41	74.7%
		2120-2162 Tech Road
2	Silver Springs, MD	Tech Center 29 Phase II	20904	IND	Fee	1991	2001	100%	58,280	$270,000	$6.72	69%
		2180 Industrial Parkway
3	Silver Springs, MD	Tech Center Phase III	20904	OFF	Fee	1988	2001	100%	55,901	$846,924	$21.33	71%
		12200 Tech Road
	Massachusetts

4	Chelmsford, MA	Apollo Drive Office Building	01824	OFF	Fee	1987	2001	100%	291,424	$0	$0.00	0%
		300 Apollo Drive
	Ohio

5	Twinsburg, OH	Heritage Business I	44087	IND	Fee	1990	3*	100%	35,866	$130,244	$6.66	55%
		9177 Dutton Drive
	Pennsylvania

6	Erie, PA	38th Street Plaza	16506	IND	GL	1973	2*	100%	96,000	$282,550	$5.17	56.9%
		2301 West 38th Street
	Utah

7	Salt Lake City, UT	The Hermes Building	84111	IND	Fee	1985	1998	100%	53,476	$717,955	$15.76	84.9%
		455 East 500 South Street

2*	Original IPO Property.

3*	Original IPO Property transferred to American Industrial Properties (“AIP”) in 1998 and reacquired in 2001 through AIP merger.

(1)	These properties are classified as the Company’s business center segment. “OFF” indicates office property and “IND” indicates industrial property.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2005.

Item 3.	LEGAL PROCEEDINGS
      Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Company is not presently involved in any litigation and to its knowledge, no litigation is threatened against the Company or its properties, which is reasonably likely to have a material adverse effect on the liquidity or results of operations of the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.
EXECUTIVE OFFICERS
      Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the following information is reported below.
      (a) The executive officers of the Company are as follows:

Name	Age	Position and Office with the Company

Scott A. Wolstein	53	Chairman of the Board of Directors and Chief Executive Officer
David M. Jacobstein	59	President and Chief Operating Officer
Daniel B. Hurwitz	41	Senior Executive Vice President and Chief Investment Officer
Joan U. Allgood	53	Executive Vice President Corporate Transactions and Governance
Richard E. Brown	54	Executive Vice President of Real Estate Operations
Timothy J. Bruce	48	Executive Vice President of Development
William H. Schafer	47	Executive Vice President and Chief Financial Officer
Robin Walker-Gibbons	49	Executive Vice President of Leasing
      Scott A. Wolstein has been the Chief Executive Officer and a Director of the Company since its organization in 1992. Mr. Wolstein has been Chairman of the Board of Directors of the Company since May 1997. Prior to the organization of the Company, Mr. Wolstein was a principal and executive officer of Developers Diversified Group (“DDG”), the Company’s predecessor. Mr. Wolstein graduated cum laude from both the Wharton School at the University of Pennsylvania and the University of Michigan Law School. Following law school, Mr. Wolstein was associated with the law firm of Thompson, Hine & Flory. He is currently a member of the Board of Governors and Executive Committee of NAREIT — National Real Estate Investment Trusts, Board of Directors of the Real Estate Roundtable, Board of Trustees of Hathaway Brown School, Board of Directors and Executive Committee Member of the Cleveland Chapter of the Red Cross, Board Member of the Cleveland Chapter of the Anti-Defamation League, Board of Directors of University Hospitals Health System, Board Member of the Greater Cleveland Partnership, Board Member of the Cleveland Development Advisors and member of the Executive Committee and Board of Trustees of the Zell-Lurie Wharton Real Estate Center. He is also a current member of the Urban Land Institute (“ULI”), PREA, the Visiting Committee and Advisory Council for the Case Western Reserve University’s Weatherhead School of Management, the National Advisory Council to Cleveland State University Law School and the World’s President Organization. He has also served as past Chairman of the State of Israel Bonds, Ohio Chapter, a past Trustee of the International Council of Shopping Centers (“ICSC”), President of the Board of Trustees of the United Cerebral Palsy Association of Greater Cleveland and as a member of the Board of the Great Lakes Theater Festival, The Park Synagogue and the Convention and Visitors Bureau of Greater Cleveland. Mr. Wolstein is a four-time recipient of the Realty Stock Review’s Outstanding CEO Award.
      David M. Jacobstein has been the President and Chief Operating Officer of the Company since May 1999 and was a Director of the Company from May 2000 to May 2004. From 1986 until the time he joined the Company, Mr. Jacobstein was employed by Wilmorite, Inc., a Rochester, New York based shopping center developer where most recently he served as Vice Chairman and Chief Operating Officer. Mr. Jacobstein is a graduate of Colgate University and George Washington University Law School. Prior to joining Wilmorite, Mr. Jacobstein practiced law with the firms of Thompson, Hine & Flory in Cleveland, Ohio and Harris, Beach & Wilcox in Rochester, New York where he specialized in corporate and securities law. Mr. Jacobstein is a member of ICSC and ULI and co-chair of the Business Market Group of the United Way of Greater Cleveland and has served as President of the Allendale Columbia School Board of Trustees (Rochester, New York) and as a Board member and officer of the Colgate University Alumni Corporation.
      Daniel B. Hurwitz was appointed Senior Executive Vice President and Chief Investment Officer in June 2005. Prior to that, he served as the Executive Vice President of the Company from June 1999 to June 2005 and as a Director of the Company from May 2002 to May 2004. Mr. Hurwitz previously served as Senior Vice President and Director of Real Estate and Development for Reading, Pennsylvania-based Boscov’s Department Store, Inc., a privately held department store chain, from 1991 until he joined the Company. Prior to Boscov’s, Mr. Hurwitz served as Development Director for The Shopco Group, a New York City based developer of regional shopping malls. Mr. Hurwitz is a graduate of Colgate University and the Wharton School of Business Executive Management Program at the University of Pennsylvania. He is a member of the ICSC and ULI. In addition, Mr. Hurwitz is a Trustee of Applewood Centers, Inc. and Hawken School and has served as a Board member of the Colgate University Alumni Corporation, Reading JCC, American Cancer Society (Regional), The Children’s Museum of Cleveland and the Greater Berk’s Food Bank.
      Joan U. Allgood was appointed Executive Vice President — Corporate Transactions and Governance in September 2005. Mrs. Allgood’s responsibilities include the execution of the Company’s external growth strategy through document negotiation and management of the closing process for mergers, acquisitions and dispositions and the oversight of corporate compliance with laws and rules promulgated by the SEC and NYSE. Mrs. Allgood also serves as Corporate Secretary. Mrs. Allgood was Senior Vice President-Corporate Affairs and Governance from 2002 to September 2005 and the Company’s Vice President and General Counsel from 1993, when the Company was organized as a public company, until 2003. General Counsel of its predecessor entities since 1987, she was promoted to Senior Vice President in 1999. Mrs. Allgood is a member of ICSC, the American College of Real Estate Lawyers and the Ohio and Cleveland Bar Associations. She received her B.A. from Denison University, Granville, Ohio, and her J.D. from Case Western Reserve University School of Law.
      Richard E. Brown has been Executive Vice President of Real Estate Operations since September 2005, Senior Vice President of Real Estate Operations from March 2002 to September 2005, Senior Vice President of Asset Management and Operations from February 2001 to March 2002 and Vice President of Asset Management and Operations from January 2000 to February 2001. Prior to joining the Company and beginning in 1996, Mr. Brown was Vice President of Asset Management of PREIT-Rubin, Inc. in Philadelphia, Pennsylvania, and Vice President of Retail Asset Management of the Balcor Company in Chicago, Illinois, since 1987. Mr. Brown is a Canadian chartered accountant and received his Bachelor of Commerce from Carleton University in Ottawa, Canada.
      Timothy J. Bruce was appointed Executive Vice President of Development in September 2005, and served as Senior Vice President of Development from September 2002 to September 2005. Mr. Bruce oversees the development department for DDR’s nationwide retail real estate portfolio. From 1988 to the time he joined DDR, Mr. Bruce, a 20-year shopping center industry veteran, served as Senior Vice President, Director of Leasing for Acadia Realty Trust in New York, where his responsibilities included all aspects of leasing and redevelopment of the Company’s 10 million square foot portfolio of community and neighborhood shopping centers. Mr. Bruce earned his BA from the School of Architecture at the University of Illinois at Chicago and a Masters of Management from the J.L. Kellogg Graduate School of Business at Northwestern University. Mr. Bruce is a member of ICSC.
      William H. Schafer has been Executive Vice President and Chief Financial Officer since September 2005, Senior Vice President and Chief Financial Officer from May 1999 to September 2005, Vice President and Chief Financial Officer of the Company from its organization as a public company in February 1993 to May 1999, and Chief Financial Officer of its predecessor entities from April 1992 to February 1993. Mr. Schafer joined the Cleveland, Ohio, office of the PriceWaterhouse LLP accounting firm in 1983 and served there as a Senior Manager from July 1990 until he joined the Company in 1992. Mr. Schafer graduated from the University of

Michigan with a Bachelor of Arts degree in Business Administration. Mr. Schafer is a member of ICSC and a Board member of The Gathering Place.
      Robin R. Walker-Gibbons was appointed Executive Vice President of Leasing in October 2005. Ms. Walker-Gibbons joined Developers Diversified Realty in April 1995 as a leasing manager in the Company’s Charlotte, North Carolina office and in November of that same year was promoted to Vice President of Leasing and relocated to the Company’s Cleveland headquarters. Ms. Walker-Gibbons was further promoted to Senior Vice President of Leasing for the Southeast Region in March 2005. Prior to joining the Company, Ms. Walker-Gibbons was President of Aroco, Inc., a retail brokerage and tenant representation firm based in Alabama. Ms. Walker-Gibbons is a graduate of the University of Alabama and is a member of ICSC.
PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange (the “NYSE”) composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

	High	Low	Dividends

2005:
First	$44.50	$38.74	$0.54
Second	47.59	38.91	0.54
Third	49.49	43.87	0.54
Fourth	48.29	42.03	0.54
2004:
First	$40.89	$32.26	$0.46
Second	42.55	30.80	0.46
Third	39.15	35.09	0.51
Fourth	45.85	39.05	0.51
      As of February 15, 2006, there were 2,570 record holders and approximately 31,000 beneficial owners of the Company’s common shares.
      On February 15, 2006, the Company declared its 2006 first quarter dividend, payable on April 3, 2006, to shareholders of record on March 22, 2006, of $0.59 per share.
      The Company intends to continue to declare quarterly dividends on its common shares. However, no assurances can be made as to the amounts of future dividends, since such dividends are subject to the Company’s cash flow from operations, earnings, financial condition, capital requirements and other factors the Board of Directors considers relevant. The Company is required by the Internal Revenue Code of 1986, as amended, to distribute at least 90% of its REIT taxable income. The amount of cash available for dividends is impacted by capital expenditures and debt service requirements to the extent that the Company were to fund such items out of cash flow from operations.
      In June 1995, the Company implemented a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares. Under the plan, the Company may, from time to time, elect to purchase common shares in the open market on behalf of participating shareholders or may issue new common shares to such shareholders.
      The Company does not currently have in effect a plan to repurchase its common shares in the open market and did not repurchase any shares during 2005.

Item 6.	SELECTED FINANCIAL DATA
      The financial data included in the following table has been derived from the financial statements for the last five years and includes the information required by Item 301 of Regulation S-K.
COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA
(Amounts in thousands, except per share data)

	For the Years Ended December 31,

	2005 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)

Operating Data:
Revenues	$727,176	$569,574	$436,080	$317,116	$286,443

Expenses:
Rental operation	238,189	185,469	147,881	103,974	86,117
Depreciation & amortization	164,868	124,175	86,704	70,166	58,894
Impairment charge	—	—	—	—	2,895

	403,057	309,644	234,585	174,140	147,906

Interest income	10,078	4,233	5,082	5,904	6,425
Interest expense	(182,279)	(124,543)	(83,829)	(70,054)	(75,540)
Other expense	(2,532)	(1,779)	(10,119)	(1,018)	—

	(174,733)	(122,089)	(88,866)	(65,168)	(69,115)

Income before equity in net income from joint ventures, gain on sale of joint venture interests, equity in net income from minority equity investments, minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	149,386	137,841	112,629	77,808	69,422
Equity in net income from joint ventures	34,873	40,895	44,967	32,769	17,010
Gain on sale of joint venture interests	—	—	7,950	—	—
Equity in net income from minority equity investment	—	—	—	—	1,550
Minority interests	(7,881)	(5,064)	(5,365)	(21,569)	(21,502)
Income tax of taxable REIT subsidiaries and franchise taxes	(342)	(1,469)	(1,626)	(742)	(803)

Income from continuing operations	176,036	172,203	158,555	88,266	65,677
Discontinued operations:
Income from discontinued operations	1,800	7,357	7,314	5,999	8,398
Gain on disposition sale of real estate, net	16,667	8,561	460	4,276	—

	18,467	15,918	7,774	10,275	8,398

	For the Years Ended December 31,

	2005 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)

Income before gain on disposition of real estate	194,503	188,121	166,329	98,541	74,075
Gain on disposition of real estate	88,140	84,642	73,932	3,429	18,297
Cumulative effect of adoption of a new accounting standard	—	(3,001)	—	—	—

Net income	$282,643	$269,762	$240,261	$101,970	$92,372

Net income applicable to common shareholders	$227,474	$219,056	$189,056	$69,368	$65,110

Earnings per share data — Basic:
Income from continuing operations	$1.93	$2.14	$2.22	$0.93	$1.03
Income from discontinued operations	0.17	0.16	0.09	0.16	0.15
Cumulative effect of adoption of a new accounting standard	—	(0.03)	—	—	—

Net income applicable to common shareholders	$2.10	$2.27	$2.31	$1.09	$1.18

Weighted average number of common shares	108,310	96,638	81,903	63,807	55,186
Earnings per share data — Diluted:
Income from continuing operations	$1.91	$2.11	$2.18	$0.91	$1.02
Income from discontinued operations	0.17	0.16	0.09	0.16	0.15
Cumulative effect of adoption of a new accounting standard	—	(0.03)	—	—	—

Net income applicable to common shareholders	$2.08	$2.24	$2.27	$1.07	$1.17

Weighted average number of common shares	109,142	99,024	84,188	64,837	55,834
Annualized cash dividend	$2.16	$1.94	$1.69	$1.52	$1.48

	At December 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:
Real estate (at cost)	$7,029,337	$5,603,424	$3,884,911	$2,804,056	$2,493,665
Real estate, net of accumulated depreciation	6,336,514	5,035,193	3,426,698	2,395,264	2,141,956
Advances to and investment in joint ventures	275,136	288,020	260,143	258,610	255,565
Total assets	6,862,977	5,583,547	3,941,151	2,776,852	2,497,207
Total debt	3,891,001	2,718,690	2,083,131	1,498,798	1,308,301
Shareholders’ equity	2,570,281	2,554,319	1,614,070	945,561	834,014

	For the Years Ended December 31,

	2005 (1)	2004 (1)	2003 (1)	2002 (1)	2001 (1)

Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$355,423	$292,226	$263,129	$210,739	$174,326
Investing activities	(339,443)	(1,134,601)	(16,246)	(279,997)	(37,982)
Financing activities	(35,196)	880,553	(251,561)	66,560	(121,518)
Other Data:
Funds from operations (2):
Net income applicable to common shareholders	$227,474	$219,056	$189,056	$69,368	$65,110
Depreciation and amortization of real estate investments	169,117	130,536	93,174	76,462	63,200
Equity in net income from joint ventures	(34,873)	(40,895)	(44,967)	(32,769)	(17,010)
Gain on sale of joint venture interests	—	—	(7,950)	—	—
Joint ventures’ funds from operations(2)	49,302	46,209	47,942	44,473	31,546
Equity in net income from minority equity investment	—	—	—	—	(1,550)
Minority equity investment funds from operations	—	—	—	—	6,448
Minority interests (OP Units)	2,916	2,607	1,769	1,450	1,531
Gain on sales of depreciable real estate investments, net	(58,834)	(68,179)	(67,352)	(4,276)	(16,688)
Cumulative effect of adoption of new accounting standard	—	3,001	—	—	—

Funds from operations available to common shareholders(2)	355,102	292,335	211,672	154,708	132,587
Preferred dividends	55,169	50,706	51,205	32,602	27,262

	$410,271	$343,041	$262,877	$187,310	$159,849

Weighted average shares and OP Units (Diluted) (3)	110,700	99,147	84,319	65,910	56,957

(1)	As described in the consolidated financial statements, the Company acquired 52 properties in 2005 (including 36 of which were acquired through a joint venture and one by acquiring its joint venture partners’ interest), 112 properties in 2004 (including 18 of which were acquired through joint ventures and one by acquiring its joint venture partner’s interest), 124 properties in 2003 (three of which are owned through joint ventures), 11 properties in 2002 (four by acquiring its joint venture partners’ interest), and eight properties in 2001 (all of which are owned through joint ventures). In addition, in conjunction with the AIP merger in May 2001 the Company obtained ownership of 39 properties. As of December 31, 2005, the Company disposed of 32 of these properties. The Company sold 47 properties in 2005 (12 of which were owned through joint ventures), 28 properties in 2004 (13 of which were owned through joint ventures), 38 properties in 2003 (12 of which were owned through joint ventures), 15 properties in 2002 (six of which were owned through joint ventures), and ten properties in 2001 (three of which were owned through joint ventures). All amounts have been presented to reflect the Company’s adoption of SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which was adopted by the Company on January 1, 2002 as appropriate. In accordance with that standard, long-lived assets that were sold or are classified as held for sale as a result of disposal activities initiated subsequent to December 31, 2001 have been classified as discontinued operations for all periods presented.

(2)	Management believes that Funds From Operations (“FFO”), which is a non-GAAP financial measure, provides an additional and useful means to assess the financial performance of a REIT. It is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP. FFO available to common shareholders is generally defined and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains (or losses) from sales of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) sales of securities, (iv) extraordinary items, (v) cumulative effect of adoption of new accounting standards and (vi) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and equity income from minority equity investments and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis. Management believes that FFO provides the Company and investors with an important indicator of the Company’s operating performance. This measure of performance is used by the Company for several business purposes and for REITs it provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often large). Other real estate companies may calculate FFO in a different manner. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)	Represents weighted average shares and operating partnership units, or OP Units, at the end of the respective period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and could materially affect the Company’s actual results, performance or achievements.
      Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may not realize the intended benefits of an acquisition transaction. The assets may not perform as well as the Company anticipated or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid and limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	The Company’s financial condition may be affected by required payments of debt or related interest, the risk of default and the restrictions on its ability to incur additional debt or enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions, those borrowings may not be available on favorable terms;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than does the Company and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company may not realize anticipated returns from its real estate assets outside of the United States due to factors such as its lack of experience with the local economy, culture and laws;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;

•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.
Executive Summary
      The Company’s mission statement is to be the leading owner, developer and manager of market-dominant open-air community shopping centers. The Company believes that this format provides the best environment for the nation’s most successful retailers, by offering consumers the most convenient shopping experience at an affordable cost. These large retail properties draw shoppers from the immediate neighborhood as well as the surrounding trade area and typically have the following characteristics:

•	250,000-1,000,000 square foot, open-air shopping centers;

•	Two or more strong national tenant anchors such as Wal-Mart, Kohl’s, Target, Home Depot or Lowe’s Home Improvement;

•	Two or more medium-sized national big-box tenants such as Best Buy, Bed Bath & Beyond, TJ Maxx or Michael’s;

•	20,000 - 80,000 square feet of small shops and

•	Two to four outparcels available for sale or ground lease.
      Despite changes in the overall economy, retail sales over the last 11 years have grown by more than 70% and, according to the U.S. Census, are expected to continue growing at an annual rate of approximately 5%. As retail sales continue to grow, the Company believes it is well-positioned to benefit from shoppers’ preferences for an open-air retail format compared to an enclosed mall format, as well as consumers’ shift from shopping at traditional department stores in favor of specialized “category killers” and general merchandise discounters.

      The Company believes that the current retail environment is of a fluid nature. As such, tenant portfolio reviews, which consist of analysis of each of the Company’s real estate assets, continue to be a major priority of the Company’s leasing team in order to stay current on tenant demands and new store prototypes while continually introducing tenants to the opportunities within the Company’s portfolio. Several tenants are migrating from the regional mall environment and establishing new store prototypes suitable for the Company’s various open-air formats. These tenants include:

Abercrombie & Fitch
American Eagle
Ann Taylor
Ann Taylor Loft
Banana Republic
Bath & Body Works
Body Shop
Bombay
Chico’s
Children’s Place
C.J. Banks
Claire’s
Coach
Coldwater Creek
Express
GameStop
Gap
Gymboree
Hallmark
The Jones Store
J. Jill
The Limited
Limited Too
Liz Claiborne
Mimi Maternity
Motherhood Maternity
Old Navy
Petite Sophisticate
Pier 1 Imports
Pottery Barn
Sephora
Soma
Structure
Talbot’s
Tommy Bahama
Victoria’s Secret
West Elm
White House/ Black Market
Williams-Sonoma
Wilsons, The Leather Experts
Yankee Candle
Zales
      In addition, as shoppers have migrated from traditional department stores to general merchandise discounters and home improvement “category killers” — which reflect many of the Company’s largest tenants (Wal-Mart, Home Depot, Target, Kohl’s, Lowe’s Home Improvement, Costco and Kohl’s) — these tenants have grown to represent a significantly larger aggregate market capitalization, based on shares outstanding and share price as traded on the New York Stock Exchange, than that of traditional department stores.

      As a result of these long-term retail trends, portfolio fundamentals have remained consistently strong and resilient to fluctuations in the national economy, store closings and tenant bankruptcies.
      The following table sets forth information as to anchor and/or national retail tenants that individually accounted for at least 1.0% of total annualized base rent of the wholly-owned properties and the Company’s proportionate share of joint venture properties as of December 31, 2005:

	% of Total	% of Total
	Shopping Center	Shopping Center
Tenant	Base Rent	GLA

Wal-Mart	5.4%	9.0%
Tops Market (Royal Ahold)	3.1%	2.8%
Mervyns	2.8%	2.5%
PETsMART	2.0%	1.6%
TJ Maxx/ Marshalls	1.9%	2.1%
Bed Bath & Beyond	1.7%	1.5%
Kohl’s	1.7%	2.4%
Lowe’s Home Improvement Warehouse	1.7%	2.7%
Home Depot	1.3%	1.6%
Michael’s	1.3%	1.1%
OfficeMax	1.3%	1.2%
Sears	1.3%	3.6%
The Gap/ Old Navy	1.2%	0.8%
Barnes & Noble	1.1%	0.7%
AMC Theatres	1.0%	0.4%
Best Buy	1.0%	0.8%
Dick’s Sporting Goods	1.0%	0.9%
Ross Dress For Less	1.0%	1.0%
Staples	1.0%	0.9%

      The following table sets forth information as to anchor and/or national retail tenants that individually accounted for at least 1.0% of total annualized base rent of the 269 wholly-owned properties and the Company’s 200 joint venture properties, 37 of which are consolidated assets, as of December 31, 2005:

	Wholly-owned Properties		Joint Venture Properties

	% of	% of	% of	% of
	Shopping	Company-	Shopping	Company-
	Center Base	owned	Center Base	owned
	Rental	Shopping	Rental	Shopping
Tenant	Revenues	Center GLA	Revenues	Center GLA

Wal-Mart	6.1%	10.1%	2.0%	3.3%
Tops Market (Royal Ahold)	3.4%	2.9%	3.1%	3.4%
Lowe’s Home Improvement	1.9%	3.0%	1.0%	1.3%
PETsMART	1.9%	1.4%	2.7%	2.5%
Bed Bath & Beyond	1.7%	1.4%	2.1%	2.0%
TJ Maxx/ Marshalls	1.7%	2.0%	3.9%	3.8%
Kohl’s	1.6%	2.3%	2.6%	4.0%
Sears	1.5%	4.1%	0.3%	0.7%
Home Depot	1.4%	1.7%	0.7%	0.8%
The Gap/ Old Navy	1.2%	0.8%	1.4%	1.1%
Michael’s	1.2%	1.0%	1.5%	1.6%
OfficeMax	1.2%	1.2%	1.7%	1.7%
Best Buy	1.0%	0.7%	1.4%	1.4%
Dick’s Sporting	1.0%	0.9%	1.1%	1.1%
Dollar Tree	1.0%	1.1%	0.5%	0.7%
Staples	1.0%	0.9%	0.5%	0.3%
AMC Theatre	0.9%	0.3%	1.8%	1.2%
Barnes & Noble/ B. Dalton	0.9%	0.6%	1.7%	1.0%
JoAnn Stores	0.8%	0.8%	1.1%	1.1%
Ross Dress For Less	0.8%	0.8%	1.6%	1.6%
Linens ’N Things	0.7%	0.5%	1.7%	1.4%
Circuit City	0.6%	0.4%	1.6%	1.5%
Mervyns	0.2%	0.2%	8.9%	9.1%
Retail Ventures	0.2%	0.4%	1.2%	0.8%
      Through the Company’s ownership, development, redevelopment and management of high quality market-dominant community shopping centers, the Company pursues the following business strategy:

•	Use the Company’s large balance sheet to obtain favorable financing and opportunities that allow the Company to invest in ground-up development projects because these investments generate the highest yield per dollar invested;

•	Use joint ventures to invest in fully stabilized core assets that could potentially include assets from the Company’s development pipeline;

•	Use joint ventures to invest in value-added acquisitions, such as properties in need of redevelopment or retenanting and forward commitments and

•	Capitalize on currently favorable asset pricing to recycle capital into assets that better fit the Company’s long-term investment strategy and generate higher returns.
      Because the Company can develop property at cash-on-cost yields that are significantly greater than income yields based on current market pricing, property development offers the greatest opportunity to create shareholder value. Consequently, the Company maintains a significant development pipeline consisting of projects under construction and potential new developments, which it believes will generate long-term value creation and, ultimately, income growth. The Company believes that it is uniquely positioned to capitalize on opportunities in the market because of its development competencies. The Company has an established track record of successfully completing a variety of different types of developments, including new ground-up community center and lifestyle center developments, mixed use developments in urban markets, redevelopment of existing properties and conversion of enclosed regional malls to open-air community centers.
      Another important component of the Company’s business model is its continued focus on its financial position and ability to access capital, which include the following objectives:

•	Maintaining a high degree of financial flexibility through the use of multiple sources of public and private capital to create growth;

•	Accessing equity capital through joint ventures with institutional investors, which provides an efficient means to access private funds while also receiving a promoted return on the Company’s investments;

•	Managing the Company’s exposure to interest rate and refinancing risk by executing disciplined financial transactions.
      At December 31, 2005, the Company’s total market capitalization (market capitalization is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 2005, of $47.02, plus preferred shares at liquidation value and consolidated debt) was $9.8 billion as compared to $8.3 billion at December 31, 2004. At December 31, 2005, the Company owns or has an interest in and manages 469 retail operating and development properties in 44 states plus Puerto Rico comprising approximately 81.6 million square feet of GLA. In addition, the Company owns or has an interest in seven office and industrial properties in five states comprising approximately 0.8 million square feet of GLA.

Year in Review — 2005
      The Company’s portfolio continues to demonstrate strong leasing fundamentals, which reflect both the growing strength of the Company’s asset class and the quality of the Company’s portfolio. Moreover, the Company continued to structure and execute transactions during the year that support the Company’s investment strategy and result in long-term value creation for shareholders. Several of the significant accomplishments are as follows:
      Net income for the year ended December 31, 2005 was $282.6 million, or $2.08 per share (diluted), compared to net income of $269.8 million, or $2.24 per share (diluted) for the prior comparable period. FFO applicable to common shareholders for the year ended December 31, 2005 was $355.1 million compared to the year ended December 31, 2004 of $292.3 million, an increase of 21.5%. The increase in net income of approximately $12.8 million is due to (i) increases in Net Operating Income from operating properties, (ii) increases in 2005 operations which include the acquisition of assets from Benderson Development Company, Inc. (“Benderson”) in 2004, the acquisition of assets from Caribbean Property Group (“CPG”) in January 2005 (“CPG Properties”), and the acquisition of the underlying real estate of operating Mervyns stores through a joint venture interest (“Mervyns Joint Venture”) in September 2005, offset by (iii) gains on sale of real estate and changes in accounting principles, (iv) increases in depreciation of the assets acquired and developed, (v) decreases in operations from the strategic disposition of non-core assets, (vi) increase in short-term interest rates and related interest expense associated with borrowings used to finance acquisitions and (vii) decreases in equity in net income as a result of a reduction in asset sales. The decrease in net income per share is attributable to the full year of dilution associated with the common share issuances in May and December 2004 relating to the above mentioned acquisitions, offset by the income generated from the factors described above.
      The Company’s growth in net income was primarily attributable to the continued improvement in occupancy and rental rates, as well as the portfolio acquisition in Puerto Rico earlier this year. It is particularly important to recognize that this growth was also achieved in spite of a nearly 200 basis point increase in average short term interest rates.
      DDR’s core revenue business had a positive year. The Company believes the year 2005 was an exceptional year in terms of opportunities for expansion of the Company’s operating platform, outstanding tenant demand for space and strengthening of portfolio fundamentals. When coupled with the Company’s development program, the prospect for solid fundamentals and future growth remains strong.

      The Company’s portfolio in Puerto Rico has outperformed the Company’s expectations. Although the portfolio has remained approximately 98% leased since the acquisition in January 2005, the leasing spreads were large for those tenants that had leases expire in 2005. Excluding seasonal tenants, carts and kiosks, rents on new leases increased on average by more than 30%, which also reflect the rate on renewals since options are not granted by landlords in Puerto Rico.
      During 2005, the Company sold nearly $600 million of wholly-owned and joint venture assets, generating significant funds for reinvestment. Included in this amount are approximately $348.0 million of assets sold to the MDT Joint Venture, $35.7 million of non-core assets and $168.2 million of assets that were held in joint ventures. The Company also sold 25 office and industrial assets for $177.0 million.
      Aggregate sales of wholly-owned properties generated $104.8 million in gains, of which $58.8 million was not included in FFO. In addition, sales of unconsolidated joint venture assets generated $49.8 million in gains based on the Company’s proportionate share, of which $19.0 million were not included in FFO. The Company recognized gains of approximately $13.0 million relating to its ownership in joint venture assets.
      During 2005, the Company also focused efforts to improve its capital structure. In the public debt arena, the Company took advantage of the favorable pricing environment and issued a total of $200 million of five-year, $350 million of seven-year and $200 million of ten-year unsecured debt in 2005. The proceeds were used to finance the acquisition of CPG Properties and repay balances on the Company’s senior unsecured credit facility. At December 31, 2005, the Company had $150 million outstanding on its $1 billion senior unsecured credit facility. The level of variable rate debt is consistent with year-end 2004, demonstrating that, although large transactions may create short-term changes in the Company’s balance sheet, the Company has continued to demonstrate its ability to make adjustments to its capital structure to maintain the balance sheet with consistent financial ratios. At December 31, 2005, the Company’s variable debt represented 20.9% of the Company’s total indebtedness of approximately $3.9 billion.
      In 2005, the Company obtained a $220 million term loan that is collateralized by equity in certain assets already encumbered by low-leverage first mortgage debt. This term loan provides the Company with low cost capital without the need to mortgage additional assets; provides proceeds to pay down the senior unsecured facility; improves unencumbered asset ratios, which are important to corporate bondholders and rating agencies; and provides additional liquidity on the senior unsecured facility in order to take advantage of future business opportunities.
      In addition to the Company’s consolidated debt, the Company and its partners are very proactive in managing the capital structure of its joint ventures. In 2005, several mortgages were refinanced, resulting in meaningful incremental proceeds and lower interest rates. The Company expects that it and its partners will continue to be as proactive with joint venture capital as with the consolidated portfolio.
      The Company’s ability to successfully deliver on stated goals was recognized by the rating agencies during 2005, resulting in improved senior unsecured debt ratings.
      The Company’s development pipeline has several potential opportunities. These development projects are possible as a result of strong tenant demand and an effective site selection discipline that is consistent with the needs of the Company’s tenant community. Moreover, in spite of increased costs and fluctuations within the product supply chain for construction materials, the Company has been able to maintain an approximate 11% cash-on-cost yield requirement by being prudent in the selection of locations, understanding the markets, and driving tenant transactions to the appropriate economic levels. At the same time, the Company has remained disciplined with budgeting and planning including providing for adequate contingencies to handle unforeseen price fluctuations.
      One area that the Company is watching very closely is the proliferation of public-to-private or private-to-private transactions that have occurred over the last 12 months as a result of available private equity funds to facilitate such transactions. Certain tenants have recapitalized their companies either through a public-to-private transaction or by avoiding the public markets altogether and recapitalizing in a private equity transaction with third-party private capital. A significant issue could be the loss of transparency enjoyed by landlords in regard to tenants that were once public but now private. Due to its size and platform, the Company can mitigate that risk via access to information through a national account program. However, these types of transactions are a trend in the industry that the Company must continue to monitor because many private retailers view privatization as a competitive advantage.
      For 2006, the Company anticipates continued growth in its portfolio, driven by a growing roster of tenants seeking new locations in open-air shopping centers. The Company expects that the acquisition environment will remain extremely competitive and that capitalization rates will reflect this demand. The Company anticipates, however, that capital will become scarcer, causing a bifurcation in the market between those investors with access to funding sources and those without such access. As companies that find themselves capital constrained and look for assistance, DDR anticipates that many new investment opportunities will become available.
CRITICAL ACCOUNTING POLICIES
      The consolidated financial statements of the Company include accounts of the Company and all majority-owned subsidiaries where the Company has financial or operating control. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has utilized available information, including the Company’s history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties. As a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may affect the comparability of the Company’s results of operations to those of companies in similar businesses.

Revenue Recognition and Accounts Receivable
      Rental revenue is recognized on a straight-line basis, which averages minimum rents over the current term of the leases. Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the tenant. These percentage rents are recorded once the required sales level is achieved and reported to the Company. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned. Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, are recognized in the period earned. Lease termination fees are included in other income and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant. Acquisition and financing fees are recognized at the completion of the respective transaction and earned in accordance with the underlying agreements.
      The Company makes estimates of the collectibility of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.

Real Estate
      Land, buildings and fixtures and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

      Properties are depreciated using the straight line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	Useful lives, ranging from 30 to 40 years
Furniture/Fixtures and Tenant Improvements	Useful lives, which approximate two to 30 years, where applicable
      The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company’s net income. If the Company would lengthen the expected useful life of a particular asset, it would be depreciated over more years and result in less depreciation expense and higher annual net income.
      Assessment of recoverability by the Company of certain other lease-related costs must be made when the Company has a reason to believe that the tenant may not be able to perform under the terms of the lease as originally expected. This requires management to make estimates as to the recoverability of such assets.
      Gains from sales of outlots, land parcels and shopping centers are generally recognized using the full accrual or partial sale method (as applicable) in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66 — “Accounting for Real Estate Sales,” provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Long-Lived Assets
      On a periodic basis, management assesses whether there are any indicators that the value of real estate properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In management’s estimate of cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. In addition, the undiscounted cash flows may consider a probability-weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated. The determination of undiscounted cash flows requires significant estimates by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.
      When assets are identified by management as held for sale, the Company discontinues depreciating the assets and estimates the sales price, net of selling costs of such assets. If, in management’s opinion, the net sales price of the assets that have been identified for sale is less than the net book value of the assets, an impairment charge is recorded.
      The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company’s net income because taking an impairment charge results in an immediate negative adjustment to net income.
      The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations”. In estimating the fair value of the tangible and intangible assets and liabilities acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities. It applies various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. Depending upon the size of the acquisition, the Company may engage an outside appraiser to perform a valuation of the tangible and intangible assets acquired. The Company is required to make subjective estimates in connection with these valuations and allocations.

Off Balance Sheet Arrangements
      The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures. The Company consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to have a controlling interest or is the primary beneficiary in a variable interest entity, as defined in Financial Interpretation (“FIN”) No. 46 “Consolidation of Variable Interest Entities” (“FIN 46(R)”).
      To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of joint ventures. In accordance with the provisions of Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” the Company will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

Discontinued Operations
      Pursuant to the definition of a component of an entity as described in SFAS No. 144, assuming no significant continuing involvement, the sale of a retail or industrial property is now considered a discontinued operation. In addition, the operations from properties classified as held for sale are considered a discontinued operation. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the property sale within one year is considered probable. Accordingly, the results of operations of operating properties disposed of or classified as held for sale for which the Company has no significant continuing involvement, are reflected as discontinued operations. Interest expense, which is specifically identifiable to the property, is used in the computation of interest expense attributable to discontinued operations. Consolidated interest and debt at the corporate level is allocated to discontinued operations pursuant to the methods prescribed under Emerging Issue Task Force (“EITF”) 87-24, based on the proportion of net assets sold.
      Included in discontinued operations as of and for the three years ending December 31, 2005, are 63 properties aggregating 5.5 million square feet of gross leasable area. The operations of such properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for each of the three years ending December 31, 2005, included herein.

Stock-Based Employee Compensation
      The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. The Company will adopt SFAS 123(R), “Share-Based Payment” (see New Accounting Standards), on January 1, 2006. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair values of the options and other equity awards granted at the grant dates, consistent with the method set forth in the SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of SFAS No. 123,” the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Year Ended December 31,

	2005	2004	2003

Net income, as reported	$282,643	$269,762	$240,261
Add: Stock-based employee compensation included in reported net income	5,652	6,308	5,017
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,319)	(5,062)	(5,200)

	$282,976	$271,008	$240,078

Earnings Per Share:
Basic — as reported	$2.10	$2.27	$2.31

Basic — pro forma	$2.10	$2.28	$2.31

Diluted — as reported	$2.08	$2.24	$2.27

Diluted — pro forma	$2.09	$2.25	$2.27

      Certain of the Company’s executive officers were granted performance unit awards that provide for the issuance of up to 666,666 common shares. The amount of the total grant is determined based on the annualized total shareholders’ return over a five-year period with the common shares issued vesting over the remaining five-year period. As of December 31, 2004, the determination period for 200,000 of these shares was complete and the applicable threshold was satisfied. The Company has prepared quarterly estimates for the accrual of these shares based on the current stock price, dividend yield and the remaining vesting periods. The Company’s stock price has a direct impact on the Company’s recorded expense because a higher stock price will result in an increase in general and administrative expenses and decrease in net income.

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

Comparison of 2005 to 2004 Results of Operations
Continuing Operations

Revenues from Operations

	(In thousands)

	2005	2004	$ Change	% Change

Base and percentage rental revenues	$522,505	$415,272	$107,233	25.8%
Recoveries from tenants	158,076	116,975	41,101	35.1%
Ancillary income	9,548	3,162	6,386	202.0%
Other property related income	4,888	4,147	741	17.9%
Management fee income	19,657	14,626	5,031	34.4%
Development fee income	3,202	2,311	891	38.6%
Other	9,300	13,081	(3,781)	(28.9)%

Total revenues	$727,176	$569,574	$157,602	27.7%

      Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2004, excluding properties under development and those classified as discontinued operations) increased approximately $4.9 million, which is an increase of 1.9%, for the year ended December 31, 2005, as compared to the same period in 2004. The increase in base and percentage rental revenues is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$4.9
Acquisition of real estate assets in 2005 and 2004	132.7
Development and redevelopment of 12 shopping center properties in 2005 and 2004	9.8
Transfer of 49 properties to unconsolidated joint ventures in 2005 and 2004	(44.6)
Business center properties	(2.6)
Straight line rents	7.0

$107.2

      At December 31, 2005, the aggregate occupancy of the Company’s 469 shopping center portfolio was 95.3%, as compared to 94.7% at December 31, 2004. The average annualized base rent per occupied square foot was $11.01 at December 31, 2005, as compared to $10.79 at December 31, 2004.
      At December 31, 2005, the aggregate occupancy of the Company’s 269 wholly-owned shopping centers was 94.4%, as compared to 93.7% at December 31, 2004. The average annualized base rent per leased square foot was $10.42 at December 31, 2005, as compared to $9.70 at December 31, 2004.
      At December 31, 2005, the aggregate occupancy of the Company’s 200 joint venture shopping centers (including 37 consolidated centers) was 97.0% as compared to 97.1% at December 31, 2004. The average annualized base rent per leased square foot was $12.05 at December 31, 2005, as compared to $12.15 at December 31, 2004.
      At December 31, 2005, the aggregate occupancy of the Company’s business centers was 43.2%, as compared to 76.0% at December 31, 2004. The Company sold 25 of its business centers in September 2005. The remaining business centers consist of seven assets in five states.
      Recoveries were approximately 85.8% and 84.6% of operating expenses and real estate taxes for the years ended December 31, 2005 and 2004, respectively. The increase is primarily attributable to changes in the Company’s portfolio of properties and an increase in occupancy.

      The increase in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)

Acquisition of properties in 2005 and 2004	$44.9
Transfer of properties to joint ventures in 2005 and 2004	(11.9)
Development properties becoming operational and an increase in operating expenses at the remaining shopping center and business center properties	8.1

$41.1

      Ancillary income increased due to income earned from acquisition of properties from the CPG and Benderson portfolios. The Company anticipates that this ancillary income will grow with additional opportunities in these portfolios. The Company’s ancillary income program continues to be an industry leader among “open-air” companies. Continued growth is anticipated in the area of ancillary, or non-traditional revenue, as additional revenue opportunities are pursued and as currently established revenue opportunities proliferate throughout the Company’s core, acquired and development portfolios. Ancillary revenue opportunities have in the past included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs and energy management programs.
      The increase in management fee income is primarily from unconsolidated joint venture interests formed in 2004 and 2005 and the continued growth of the MDT Joint Venture which aggregated $5.5 million. This increase was offset by the sale of several of the Company’s joint venture properties, which contributed approximately $0.7 million management fee income in 2004. The remaining increase of $0.2 million is due to an increase in fee income at several of the Company’s operating joint ventures. Management fee income is expected to continue to increase as the MDT Joint Venture and other joint ventures acquire additional properties.
      Development fee income was primarily earned through the redevelopment of five assets through the Coventry II Joint Venture. The Company expects to continue to pursue additional development joint ventures as opportunities present themselves.
      Other income is comprised of the following (in millions):

	Year Ended
	December 31,

	2005	2004

Lease termination fees and bankruptcy settlements	$5.9	$9.8
Acquisition and financing fees (1)	2.4	3.0
Other miscellaneous	1.0	0.3

	$9.3	$13.1

(1)	Financing fees received in connection with the MDT Joint Venture, excluding the Company’s retained ownership of approximately 14.5%. The Company’s fees are earned in conjunction with the timing and amount of the transaction by the joint venture.

Expenses from Operations

	(In thousands)

	2005	2004	$ Change	% Change

Operating and maintenance	$98,549	$64,742	$33,807	52.2%
Real estate taxes	85,592	73,601	11,991	16.3%
General and administrative	54,048	47,126	6,922	14.7%
Depreciation and amortization	164,868	124,175	40,693	32.8%

	$403,057	$309,644	$93,413	30.2%

      Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 1.0% and 0.8% of total revenues for the years ended December 31, 2005 and 2004, respectively (See Economic Conditions).

      The increase in rental operation expenses, excluding general and administrative is due to the following (in millions):

	Operating	Real
	and	Estate
	Maintenance	Taxes	Depreciation

Core Portfolio Properties	$2.1	$2.1	$2.4
Acquisition and development/redevelopment of shopping center properties	35.1	18.4	49.2
Transfer of 49 properties to unconsolidated joint ventures	(6.1)	(8.4)	(11.1)
Business center properties	—	(0.1)	(0.6)
Provision for bad debt expense	2.7	—	—
Personal property	—	—	0.8

	$33.8	$12.0	$40.7

      The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments, primarily the acquisition of assets from Benderson and CPG. Total general and administrative expenses were approximately 4.6% and 4.9%, respectively, of total revenues, including total revenues of joint ventures, for the years ended December 31, 2005 and 2004, respectively.
      The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain direct construction administration costs consisting of direct wages and benefits, travel expenses and office overhead costs of $6.2 million and $5.7 million in 2005 and 2004, respectively.

Other Income and Expenses

	(In thousands)

	2005	2004	$ Change	% Change

Interest income	$10,078	$4,233	$5,845	138.1%
Interest expense	(182,279)	(124,543)	(57,736)	46.4%
Other expense	(2,532)	(1,779)	(753)	42.3%

	$(174,733)	$(122,089)	$(52,644)	43.1%

      Interest income increased primarily as a result of advances to the Service Merchandise joint venture and the Community Centers V and VII joint ventures in 2005. The Service Merchandise advance was $91.6 million at December 31, 2005. The Community Centers advance was repaid in July 2005.
      Interest expense increased primarily due to the acquisitions of assets combined with other development assets becoming operational and the increase in short-term interest rates. The weighted average debt outstanding and related weighted average interest rate during the year ended December 31, 2005, was $3.6 billion and 5.5%, respectively, compared to $2.8 billion and 5.0%, respectively, for the same period in 2004. At December 31, 2005, the Company’s weighted average interest rate was 5.7% compared to 5.4% at December 31, 2004. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $12.7 million for the year ended December 31, 2005, as compared to $9.9 million for the same period in 2004.
      Other expense is comprised of the following (in millions):

	Year Ended
	December 31,

	2005	2004

Abandoned acquisition and development projects	$0.9	$1.8
Litigation expense	1.6	—

	$2.5	$1.8

Other

	(In thousands)

	2005	2004	$ Change	% Change

Equity in net income of joint ventures	$34,873	$40,895	$(6,022)	(14.7)%
Minority interests	(7,881)	(5,064)	(2,817)	55.6
Income tax of taxable REIT subsidiaries and franchise taxes	(342)	(1,469)	1,127	(76.7)
      A summary of the decrease in equity in net income of joint ventures is comprised of the following (in millions):

Increase
(Decrease)

Reduction in sale transactions as compared to 2004	$(5.2)
Joint ventures formed in 2004 and 2005	2.5
Debt refinancings, increased interest rates and increased depreciation and amortization charges at various joint ventures	(3.3)

$(6.0)

      The decrease in equity in net income of joint ventures is due to several factors including increased interest costs resulting from an increase in interest rates on variable rate borrowings and refinancings at higher debt proceeds levels at certain joint ventures. In addition in 2005, the Company’s unconsolidated joint ventures recognized an aggregate gain from the sale of joint venture assets of $49.0 million, of which the Company’s proportionate share was $13.0 million. In 2004, the Company’s unconsolidated joint ventures recognized an aggregate gain from the sale of joint venture assets of approximately $44.4 million, of which the Company’s proportionate share was $14.4 million. In addition, in 2004, the Company recognized promoted income of approximately $3.3 million relating to the sale of a shopping center transferred to the MDT Joint Venture in November 2003 upon elimination of contingencies and substantial completion and lease-up in 2004. The Company’s joint ventures sold the following assets:

2005 Sales	2004 Sales

Three 20% owned shopping centers	One 20% owned shopping center
One 24.75% owned shopping center	One 35% owned shopping center
Eight sites formerly occupied by Service Merchandise	A portion of a 24.75% owned shopping center Ten sites formerly occupied by Service Merchandise
      These decreases above were partially offset by an increase in joint venture income from newly formed joint ventures in 2004 and 2005, including assets acquired by the Company’s MDT Joint Venture.
      Minority equity interest expense increased primarily due to the following:

Increase
(Decrease)

Issuance of common operating partnership units in conjunction with the acquisition of assets from Benderson in May 2004	$0.4
Formation of the Mervyns Joint Venture consolidated investment in September 2005, which is owned approximately 50% by the Company	1.6
Dividends on common operating partnership units and a net increase in net income from consolidated joint venture investments	1.0
Conversion of 0.2 million operating partnership units into an equal amount of common shares of the Company in 2004	(0.2)

$2.8

      Income tax expense of the Company’s taxable REIT subsidiaries decreased due to a reduction in franchise taxes from assets disposed of in 2004 and the loss on sale of an asset in 2005.

Discontinued Operations

	(In thousands)

	2005	2004	$ Change	% Change

Income from operations	$1,800	$7,357	$(5,557)	(75.5)%
Gain on disposition of real estate, net	16,667	8,561	8,106	94.7%

	$18,467	$15,918	$2,549	16.0%

      Included in discontinued operations are the operations of 23 shopping center properties and 27 business center properties aggregating approximately 4.6 million square feet of GLA, of which 35 were sold in 2005 and 15 in 2004. The Company recorded an impairment charge of $0.6 million for the year ended December 31, 2005 and 2004 related to the sale of a shopping center in 2005 and the sale of a business center in 2004.
      Gain on the disposition of discontinued operations is primarily due to the sale of 10 non-core properties and 25 business center properties in 2005.

Gain on Disposition of Assets and Cumulative Effect of Adoption of a New Accounting Standard

	(In thousands)

	2005	2004	$ Change	% Change

Gain on disposition of assets	$88,140	$84,642	$3,498	4.1%
Cumulative effect of adoption of a new accounting standard	—	(3,001)	3,001	(100.0)%
      The Company recorded gains on disposition of real estate and real estate investments for the years ended December 31, 2005 and 2004, as follows (in millions):

	For the Year
	Ended
	December 31,

	2005	2004

Transfer of assets to an effectively 14.5% owned joint venture (1)	$81.2	$65.4
Transfer of assets to a 20% owned joint venture (2)	—	2.5
Transfer of assets to a 10% owned joint venture (3)	—	4.2
Land sales (4)	6.0	14.3
Previously deferred gains (5)	0.9	0.8
Loss on sale of non-core assets (6)	—	(2.6)

	$88.1	$84.6

(1)	The Company transferred 12 and 11 assets in 2005 and 2004, respectively. These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	The Company transferred 13 assets in 2004. These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(3)	The Company transferred 12 assets in 2004. These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(4)	These sales did not meet the discontinued operations disclosure requirement.

(5)	Primarily released to earnings upon the leasing of units associated with master lease obligations and other obligations.

(6)	May be recovered through an earnout arrangement with the buyer over the next several years.
     The cumulative effect of adoption of a new accounting standard is attributable to the consolidation of a partnership that owns a shopping center in Martinsville, Virginia upon adoption of FIN 46. This amount represents the minority partner’s share of cumulative losses in the partnership that were eliminated upon consolidation.

Net Income

	(In thousands)

	2005	2004	$ Change	% Change

Net Income	$282,643	$269,762	$12,881	4.8%

      Net income increased primarily due to the acquisition of assets. A summary of the changes from 2004 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$111.8
Increase in general and administrative expenses	(6.9)
Increase in other expense	(0.8)
Increase in depreciation expense	(40.7)
Increase in interest income	5.8
Increase in interest expense	(57.7)
Decrease in equity in net income of joint ventures	(6.0)
Increase in minority interest expense	(2.8)
Decrease in income tax expense	1.1
Increase in gain on disposition of real estate	3.5
Increase in income from discontinued operations	2.6
Decrease in cumulative effect of adoption of a new accounting standard (FIN 46)	3.0

$12.9

Comparison of 2004 to 2003 Results of Operations

Continuing Operations

Revenues from Operations

	(In thousands)

	2004	2003	$ Change	% Change

Base and percentage rental revenues	$415,272	$319,424	$95,848	30.0%
Recoveries from tenants	116,975	87,782	29,193	33.3%
Ancillary income	3,162	2,202	960	43.6%
Other property related income	4,147	805	3,342	415.2%
Management fee income	14,626	10,647	3,979	37.4%
Development fee income	2,311	1,446	865	59.8%
Other	13,081	13,774	(693)	(5.0)%

Total revenues	$569,574	$436,080	$133,494	30.6%

      Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2003, and since April 1, 2003, includes assets acquired from JDN Real Estate Corporation (“JDN”), excluding properties under development and those classified as discontinued operations) increased approximately $3.4 million, or 1.5%, for the year ended December 31, 2004, as compared to the same period in 2003. The increase in base and percentage rental revenues is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$3.4
Merger with JDN	19.4
Acquisition of 4 shopping center properties in 2004 and 2003	13.3
Acquisition of properties from Benderson	83.1
Development and redevelopment of 10 shopping center properties in 2004 and 2003	1.4
Consolidation of a joint venture interest (FIN 46)	2.9
Transfer of 30 properties to unconsolidated joint ventures in 2004 and 2003	(29.0)
Business center properties	0.1
Straight line rents	1.2

$95.8

      At December 31, 2004, the aggregate occupancy of the Company’s shopping center portfolio was 94.7%, as compared to 94.3% at December 31, 2003. The average annualized base rent per occupied square foot was $10.79 at December 31, 2004, as compared to $10.82 at December 31, 2003.
      At December 31, 2004, the aggregate occupancy of the Company’s wholly-owned shopping centers was 93.7%, as compared to 92.9% at December 31, 2003. The average annualized base rent per leased square foot was $9.70 at December 31, 2004, as compared to $9.53 at December 31, 2003.
      At December 31, 2004, the aggregate occupancy of the Company’s joint venture shopping centers was 97.1%, as compared to 98.5% at December 31, 2003. The average annualized base rent per leased square foot was $12.15 at December 31, 2004, as compared to $13.74 at December 31, 2003. The decrease in the average annualized base rent per leased square foot is primarily attributable to the formation of two new joint ventures that acquired two grocery-anchored portfolios in the fourth quarter of 2004.
      At December 31, 2004, the aggregate occupancy of the Company’s business centers was 76.0%, as compared to 78.1% at December 31, 2003.
      Recoveries were approximately 84.6% and 82.0% of operating expenses and real estate taxes for the years ended December 31, 2004 and 2003, respectively. The slight increase is primarily attributable to a decrease in bad debt expense (see Expenses from Operations — Rental Operating and Maintenance Expenses) and changes in the Company’s portfolio of properties.
      The increase in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)

Merger with JDN	$6.3
Acquisition of 4 shopping center properties in 2004 and 2003	7.6
Acquisition of properties from Benderson	19.5
Transfer of 18 properties to joint ventures in 2004 and 2003	(7.8)
Development properties becoming operational and an increase in operating expenses at the remaining shopping center and business center properties	3.6

$29.2

      Other property related income increases were primarily due to operating income from Gameworks and Cinemark Theatres at The Pike, a shopping center development in Long Beach, California.

      The increase in management fee income is from unconsolidated joint venture interests acquired and formed in 2003 and 2004, which aggregated $4.7 million. This increase was offset by the sale and transfer of several of the Company’s joint venture properties, which contributed approximately $0.8 million management fee income in 2003. The remaining $0.1 million increase primarily relates to an increase in fee income from the remaining joint venture and managed property portfolio.
      Development fee income was primarily earned through one of the Company’s joint ventures involved in the redevelopment of certain real estate assets, previously owned and controlled by Service Merchandise, and the redevelopment of four assets through the Coventry II Joint Venture.
      Other income is comprised of the following (in millions):

	Year Ended
	December 31,

	2004	2003

Lease termination fees and bankruptcy settlements	$9.8	$6.7
Settlement of call option (1)	—	2.4
Acquisition and financing fees (2)	3.0	3.5
Sale of option rights (3) and other miscellaneous	0.3	1.2

	$13.1	$13.8

(1)	Settlement of a call option in March 2003, relating to the MOPPRS debt assumed from JDN, principally arising from an increase in interest rates from the date of acquisition, March 13, 2003, to the date of settlement.

(2)	Structuring and financing fees received in connection with the MDT Joint Venture, excluding the Company’s retained ownership of approximately 14.5%. The Company’s fees are earned in conjunction with the timing and amount of the transaction by the joint venture.

(3)	Relates to the sale of certain option rights (2003).

Expenses from Operations

	(In thousands)

	2004	2003	$ Change	% Change

Operating and maintenance	$64,742	$54,487	$10,255	18.8%
Real estate taxes	73,601	52,574	21,027	40.0%
General and administrative	47,126	40,820	6,306	15.4%
Depreciation and amortization	124,175	86,704	37,471	43.2%

	$309,644	$234,585	$75,059	32.0%

      Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 0.8% and 1.2% of total revenues for the years ended December 31, 2004 and 2003, respectively (See Economic Conditions).

      The increase in rental operation expenses, excluding general and administrative is due to the following (in millions):

	Operating	Real
	and	Estate
	Maintenance	Taxes	Depreciation

Core Portfolio Properties	$(0.8)	$2.3	$2.0
Acquisition of properties from Benderson	9.2	14.3	28.6
JDN merger	1.5	4.4	5.6
Acquisition and development/redevelopment of 14 shopping center properties	4.3	4.2	6.9
Consolidation of a joint venture interest (FIN 46)	0.9	0.3	1.1
Transfer of 18 properties to unconsolidated joint ventures	(3.3)	(4.6)	(7.3)
Business center properties	(0.4)	0.1	(0.1)
Provision for bad debt expense	(1.1)	—	—
Personal property	—	—	0.7

	$10.3	$21.0	$37.5

      Total general and administrative expenses were approximately 4.9% and 5.3%, respectively, of total revenues, including total revenues of joint ventures, for the years ended December 31, 2004 and 2003, respectively. The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments, including the JDN merger, acquisition of assets from Benderson and expenses related to the implementation of Section 404 of The Sarbanes-Oxley Act. In addition, certain non-cash incentive compensation costs, primarily performance units and deferred director compensation, increased due to the increase in the Company’s share price, resulting in an additional $1.1 million of general and administrative costs.
      The Company expensed internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain direct construction administration costs consisting of direct wages and benefits, travel expenses and office overhead costs of $5.7 million and $5.1 million in 2004 and 2003, respectively.

Other Income and Expenses

	(In thousands)

	2004	2003	$ Change	% Change

Interest income	$4,233	$5,082	$(849)	(16.7)%
Interest expense	(124,543)	(83,829)	(40,714)	48.6
Other expense	(1,779)	(10,119)	8,340	(82.4)

	$(122,089)	$(88,866)	$(33,223)	37.4%

      Interest income decreased primarily as a result of the decrease in the dollar amount of advances to certain joint ventures in which the Company has an equity ownership interest and the consolidation of joint venture interests in accordance with FIN 46.
      Interest expense increased primarily due to the JDN merger and acquisition of assets from Benderson combined with other acquisitions and developments and the Company’s focus on reducing its exposure to floating rate debt through the issuance of long-term unsecured debt. The weighted average debt outstanding and related weighted average interest rate during the year ended December 31, 2004, was $2.8 billion and 5.0%, respectively, compared to $2.0 billion and 5.0%, respectively, for the same period in 2003. At December 31, 2004, the Company’s weighted average interest rate was 5.4% compared to 4.8% at December 31, 2003. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $9.9 million for the year ended December 31, 2004, as compared to $11.5 million for the same period in 2003.

      Other expense is comprised of the following (in millions):

	Year Ended
	December 31,

	2004	2003

Abandoned acquisition and development projects	$1.8	$0.9
Legal settlement	—	9.2	(1)

	$1.8	$10.1

(1)	Relates to litigation filed against the Company by Regal Cinemas consisting of an $8.7 million judgment plus interest and legal costs.

Other

	(In thousands)

	2004	2003	$ Change	% Change

Equity in net income of joint ventures	$40,895	$44,967	$(4,072)	(9.1)%
Gain on sale of joint venture interests	—	7,950	(7,950)	(100.0)
Minority interests	(5,064)	(5,365)	301	(5.6)
Income tax of taxable REIT subsidiaries and franchise taxes	(1,469)	(1,626)	157	(9.7)
      The decrease in equity in net income of joint ventures is primarily a result of transactions in 2003 partially offset by transactions in 2004 and an increase in joint venture income from newly formed joint ventures and those formed in 2003 but owned for the entire year of 2004. In 2004, the Company’s unconsolidated joint ventures recognized an aggregate gain from the sale of joint venture assets of approximately $44.4 million, of which the Company’s proportionate share was $14.4 million. In addition, the Company recognized promoted income of approximately $3.3 million in 2004 relating to the sale of a shopping center transferred to the MDT Joint Venture in November 2003 upon elimination of contingencies and substantial completion and lease-up in 2004. In 2003, the Company’s unconsolidated joint ventures recognized an aggregate gain from the sale of joint venture assets of approximately $63.6 million, of which the Company’s proportionate share was $16.2 million. Additionally, the Company in 2003 received a promoted interest of approximately $7.5 million from these gains and recorded $3.4 million relating to a gain on extinguishment of debt at one joint venture. The Company’s joint ventures sold the following assets:

2004 Sales	2003 Sales

One 20% owned shopping center	Three 20% owned shopping centers
One 35% owned shopping center	One 24.75% owned shopping center
A portion of 24.75% owned shopping center	One 50% owned shopping center
Ten sites formerly occupied by Service Merchandise	22 sites formerly occupied by Service Merchandise
      A summary of the decrease in equity in net income of joint ventures is comprised of the following (in millions):

Increase
(Decrease)

Reduction in sale transactions as compared to 2003	$(11.0)
Joint ventures formed in 2003 and 2004	6.6
Debt refinancing and asset sales	2.9
Gain on extinguishment of debt	(3.4)
Consolidation of a joint venture interest (FIN 46)	0.6
Change in equity income of other joint venture interests, net	0.2

$(4.1)

      Gain on sale of joint venture interests related to the sale of joint venture interests to the MDT Joint Venture in the fourth quarter of 2003. The Company retained a 14.5% effective ownership interest in these assets and accordingly deferred approximately $19.5 million of the gain, which will be amortized over the life of the assets.
      Minority equity interest expense decreased primarily due to the redemption of $180 million of preferred operating partnership interests from the proceeds associated with the issuance of the Preferred Class G shares in March 2003 and was offset slightly due to the issuance of common operating partnership units in conjunction with the acquisition of assets from Benderson.
      Income tax expense of the Company’s taxable REIT subsidiaries and franchise taxes is primarily attributable to an increase in franchise taxes related, in large part, to acquisitions offset by a $0.6 million refund of 2000 taxes.

Discontinued Operations

	(In thousands)

	2004	2003	$ Change	% Change

Income from operations	$7,357	$7,314	$43	0.6%
Gain on disposition of real estate, net	8,561	460	8,101	1,761.1

	$15,918	$7,774	$8,144	104.8%

      Discontinued operations includes the operations of 22 shopping center properties and six business center properties aggregating approximately 1.7 million square feet of GLA, of which 15 were sold in 2004 (one of these properties was consolidated into the results of the Company in December 2003) and 13 in 2003. The Company recorded an impairment charge of $0.6 million and $2.6 million for the year ended December 31, 2004 and 2003, respectively, related to the sale of one business center property and two shopping centers, respectively.
      Gain on the disposition of discontinued operations is primarily due to the sale of 15 properties in 2004.

Gain on Disposition of Assets and Cumulative Effect of Adoption of a New Accounting Standard

	(In thousands)

	2004	2003	$ Change	% Change

Gain on disposition of assets	$84,642	$73,932	$10,710	14.5%
Cumulative effect of adoption of a new accounting standard	(3,001)	—	(3,001)	(100.0)
      The Company recorded gains on disposition of real estate and real estate investments for the years ended December 31, 2004 and 2003 as follows (in millions):

	For the Year
	Ended
	December 31,

	2004	2003

Transfer of assets to an effectively 14.5% owned joint venture (1)	$65.4	$41.3
Transfer of assets to a 20% owned joint venture (2)	2.5	25.8
Transfer of assets to a 10% owned joint venture (3)	4.2	—
Land sales (4)	14.3	6.8
Previously deferred gains (5)	0.8	—
Loss on sale of non-core assets (6)	(2.6)	—

	$84.6	$73.9

(1)	The Company transferred 11 and four assets in 2004 and 2003, respectively. These dispositions are not classified as discontinued operations through the Company’s continuing involvement due to its retained ownership interest and management agreements.

(2)	The Company transferred 13 and seven assets in 2004 and 2003, respectively. These dispositions are not classified as discontinued operations through the Company’s continuing involvement due to its retained ownership interest and management agreements.

(3)	The Company transferred 12 assets in 2004. These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(4)	These sales did not meet the discontinued operations disclosure requirement.

(5)	Primarily released to earnings upon the leasing of units associated with master lease obligations and other obligations.

(6)	May be recovered through an earnout arrangement with the buyer over the next several years.
     The cumulative effect of adoption of a new accounting standard is attributable to the consolidation of the partnership that owns a shopping center in Martinsville, Virginia upon adoption of FIN 46. This amount represents the minority partner’s share of cumulative losses in the partnership that were eliminated upon consolidation.

Net Income

	(In thousands)

	2004	2003	$ Change	% Change

Net Income	$269,762	$240,261	$29,501	12.3%

      Net income increased primarily due to the acquisition of assets from Benderson, the JDN merger, gain on sale of assets and public debt and equity offerings. A summary of the changes from 2003 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$102.2
Increase in general and administrative expenses	(6.3)
Decrease in other expenses	8.3
Increase in gain on disposition of real estate	10.7
Increase in income from discontinued operations	8.2
Decrease in minority interest expense	0.3
Decrease in equity in net income of joint ventures	(4.1)
Increase in interest expense	(40.7)
Decrease in gain on sale of joint venture interests	(8.0)
Decrease in interest income	(0.8)
Increase in depreciation expense	(37.5)
Decrease in income tax expense	0.2
Increase in cumulative effect of adoption of a new accounting standard (FIN 46)	(3.0)

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
      FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and many companies utilize different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from depreciable property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs. This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.

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
      For the reasons described above, management believes that FFO provides the Company and investors with an important indicator of the Company’s operating performance. This measure of performance is used by the Company for several business purposes and by other REITs. It provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often large). Other real estate companies may calculate FFO in a different manner.
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
      In 2005, FFO applicable to common shareholders was $355.1 million, as compared to $292.3 million in 2004 and $211.7 million in 2003. The increase in total FFO in 2005 is principally attributable to increases in revenues from the Core Portfolio Properties, the acquisition of assets, developments and the gain on sale of certain recently developed assets. The Company’s calculation of FFO is as follows (in thousands):

	2005	2004	2003

Net income applicable to common shareholders (1)	$227,474	$219,056	$189,056
Depreciation and amortization of real estate investments	169,117	130,536	93,174
Equity in net income of joint ventures	(34,873)	(40,895)	(44,967)
Gain on sale of joint venture interests	—	—	(7,950)
Joint ventures’ FFO (2)	49,302	46,209	47,942
Minority equity interests (OP Units)	2,916	2,607	1,769
Gain on disposition of depreciable real estate (3)	(58,834)	(68,179)	(67,352)
Cumulative effect of adoption of a new accounting standard (4)	—	3,001	—

FFO applicable to common shareholders	355,102	292,335	211,672
Preferred dividends (5)	55,169	50,706	51,205

Total FFO	$410,271	$343,041	$262,877

(1)	Includes straight-line rental revenues, which approximated $14.4 million in 2005, $7.4 million in 2004 and $6.3 million in 2003 (including discontinued operations).

(2)	Joint ventures’ FFO is summarized as follows (in thousands):

	For the Years Ended

	2005	2004	2003

Net income (a)	$122,586	$118,779	$120,899
Depreciation and amortization of real estate investments	87,508	68,456	45,074
Gain on disposition of real estate, net (b)	(19,014)	(37,866)	(59,354)

	$191,080	$149,369	$106,619

DDR Ownership interests (c)	$49,302	$46,209	$47,942

(a)	Includes straight-line rental revenue of approximately $6.6 million in 2005, $6.5 million in 2004 and $4.8 million in 2003. The Company’s proportionate share of straight-line rental revenues was $1.1 million, $1.4 million and $1.2 million in 2005, 2004 and 2003, respectively. These amounts include discontinued operations.

(b)	Included in equity in net income of joint ventures is approximately $7.5 million of promoted income received from the Company’s joint venture partners during the fourth quarter of 2003 that is included in the Company’s FFO. Also included in the joint venture net income and FFO, in 2003, is a gain associated with the early extinguishment of debt of approximately $4.2 million, of which the Company’s proportionate share approximated $3.4 million. The gain on sale of recently developed shopping centers, owned by the Company’s taxable REIT affiliates, is included in FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or were assets sold in conjunction with the formation of the joint venture that holds the designation rights for the Service Merchandise properties. These gains aggregated $30.8 million, $6.5 million and $4.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, of which the Company’s proportionate share aggregated $7.6 million, $1.7 million and $0.9 million, respectively.

(c)	The Company’s share of joint venture net income has been reduced by $2.1 million, $1.3 million and $1.6 million for the twelve month periods ended December 31, 2005, 2004, and 2003, respectively, related to basis differentials. At December 31, 2005, 2004 and 2003, the Company owned joint venture interests relating to 110, 103 and 54 operating shopping center properties, respectively. In addition, at December 31, 2005, 2004 and 2003, the Company owned, through its approximately 25% owned joint venture, 53, 63 and 72 shopping center sites, respectively, formerly owned by Service Merchandise. The Company also owned an approximate 25% interest in the assets owned through the Prudential Retail Value Investment Program and a 50% joint venture equity interest in a real estate management/development company.

(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the consolidated statement of operations includes residual land sales, which management considers a sale of non-depreciated real property, and the sale of newly developed shopping centers, for which the Company maintained continuing involvement. These sales are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. In 2005, these gains include a portion of the net gain of approximately $6.6 million recognized from the sale of a shopping center located in Plainville, Connecticut through the Company’s taxable REIT subsidiary, associated with its merchant building program. The remaining $14.3 million of the gain recognized on the sale of the shopping center located in Plainville, Connecticut was not included in the computation of FFO as the Company believes such amount was derived primarily from the acquisition of its partner’s approximate 75% interest in the shopping center following substantial completion of development. Additionally, the Company’s gain on sales of real estate during 2005, was reduced by $1.9 million relating to debt prepayment costs incurred as a result of a sales transaction. This debt prepayment has been accounted for as a cost of sale, and neither the gross gain on sale nor the related costs of the sale have been included in FFO.

(4)	The Company recorded a charge of $3.0 million in 2004 as a cumulative effect of adoption of a new accounting standard attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in the partnership.

(5)	The Company complied with the Securities and Exchange Commission’s (“SEC”) July 31, 2003, Staff Policy Statement that clarifies EITF Topic No. D-42, “The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock,” and recorded the non-cash charges associated with the write-off of original issuance costs related to the Company’s redemption of preferred shares. As a result of this change in accounting principle, the Company recorded a charge of $10.7 million for the year ended December 31, 2003, to net income applicable to common shareholders and FFO.

LIQUIDITY AND CAPITAL RESOURCES
      The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements. The Company anticipates that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset sales, will provide the necessary capital to achieve continued growth. The proceeds from the sale of assets classified as discontinued operations and asset sales are utilized for newly acquired and developed assets. The increase in cash flow from operating activities in 2005 as compared to 2004 was primarily attributable to the acquisition of assets and various financing transactions. The Company’s acquisition and developments completed in 2005 and 2004, new leasing, expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s cash flow. Changes in cash flow from investing activities in 2005, as compared to 2004 are primarily due to a decrease in real estate acquired with cash and proceeds from the contribution of properties to unconsolidated joint ventures offset by an increase in proceeds from the disposition of real estate as described in Strategic Real Estate Transactions. Changes in cash flow from financing activities in 2005, as compared to 2004, are primarily due to a decrease in the proceeds from issuance of medium term notes, common and preferred shares and an increase in the repayment of debt as described in Financing Activities.
      The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,

	2005	2004	2003

Cash flow provided by operating activities	$355,423	$292,226	$263,129
Cash flow used for investing activities	(339,443)	(1,134,601)	(16,246)
Cash flow (used for) provided by financing activities	(35,196)	880,553	(251,561)
      The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share dividends of $290.1 million in 2005 as compared to $245.3 million and $186.1 million in 2004 and 2003, respectively. Accordingly, federal income taxes were not incurred at the corporate level. The Company’s common share dividend payout ratio for the year approximated 67.0% of its 2005 FFO as compared to 67.3% and 65.3% in 2004 and 2003, respectively.
      In February 2006, the Company declared an increase in the 2006 quarterly dividend per common share to $0.59 from $0.54 in 2005. The Company anticipates that the increased dividend level will continue to result in a conservative payout ratio. The payout ratio is determined based on common and preferred dividends declared as compared to the Company’s FFO. A low payout ratio enables the Company to retain more capital, which will be utilized towards attractive investment opportunities in the development, acquisition and expansion of portfolio properties or for debt repayment. The Company believes that it has one of the lowest payout ratios in the industry. See “Off Balance Sheet Arrangements” and “Contractual Obligations and Other Commitments” sections for discussion of additional disclosure of capital resources.

ACQUISITIONS, DEVELOPMENTS AND EXPANSIONS
      During the three-year period ended December 31, 2005, the Company and its consolidated and unconsolidated joint ventures expended approximately $6.0 billion, net of proceeds, to acquire, develop, expand, improve and re-tenant its properties as follows (in millions):

	2005		2004		2003

Company:
Acquisitions	$1,610.8	(1)	$2,170.8	(7)	$1,363.6	(11)
Completed expansions	41.6		25.2		26.8
Developments and construction in progress	246.1		203.8		104.6
Tenant improvements and building renovations (2)	7.5		6.6		6.3
Furniture and fixtures and equipment	10.7	(3)	1.3		1.9

	1,916.7		2,407.7		1,503.2
Less real estate sales and property contributed to joint ventures	(490.8	) (4)	(689.2	) (8)	(422.4	) (12)

Company total	1,425.9		1,718.5		1,080.8

Joint Ventures:
Acquisitions/ contributions	350.0	(5)	1,147.0	(9)	1,221.7	(13)
Completed expansions	9.3		10.3		9.7
Developments and construction in progress	87.5		38.9		120.1
Tenant improvements and building renovations (2)	6.8		0.6		0.6

	453.6		1,196.8		1,352.1
Less real estate sales	(148.8	) (6)	(306.7	) (10)	(781.5	) (14)

Joint ventures total	304.8		890.1		570.6

	1,730.7		2,608.6		1,651.4
Less proportionate joint venture share owned by others	(285.0)		(807.8)		(542.7)

Total DDR net additions	$1,445.7		$1,800.8		$1,108.7

(1)	Includes the transfer to DDR from joint ventures of a shopping center in Dublin, Ohio.

(2)	In 2006, the Company anticipates recurring capital expenditures, including tenant improvements of approximately $8.0 million associated with its wholly-owned and consolidated portfolio and $4.0 million associated with its joint venture portfolio.

(3)	Includes the expansion of corporate headquarters, certain Information Technology (“IT”) projects and fractional ownership interest in corporate jets.

(4)	Includes the transfer of 12 assets to the MDT Joint Venture, asset sales and the sale of several outparcels.

(5)	Reflects the MDT Joint Venture acquisition and adjustments to GAAP presentation from previous acquisitions.

(6)	Includes asset sales, the sale of several outparcels by the RVIP VII joint venture and the transfer to DDR from a joint venture of a shopping center in Dublin, Ohio.

(7)	In addition to the acquisition of assets from Benderson, amount includes the consolidation of certain joint venture assets due to FIN 46, the transfers to DDR from joint ventures of assets in Littleton, Colorado and Merriam, Kansas and the purchase of DDR corporate headquarters.

(8)	Includes the transfer of 11 assets to the MDT Joint Venture, the transfer of 12 assets to the DPG Joint Venture, the transfer of 13 assets to the DDR Markaz II Joint Venture and the sale of several outparcels.

(9)	In addition to the acquisition of assets discussed in (6) above, this amount included the MDT Joint Venture’s acquisition of 14 assets from Benderson, the purchase of a joint venture partner’s interest in shopping center developments in Deer Park, Illinois and Austin, Texas, the purchase of a fee interest in several Service Merchandise units and an earnout of two outparcels in Kildeer, Illinois.

(10)	Includes the transfer to DDR from joint ventures of shopping center assets in Littleton, Colorado and Merriam, Kansas and adjustments due to GAAP presentation (FIN 46(R) and SFAS No. 144) and the demolition of a portion of an asset in Lancaster, California.

(11)	Includes the JDN merger of approximately $1.1 billion of assets and the transfer from joint ventures to DDR of the Leawood, Kansas and Suwanee, Georgia shopping centers, and the consolidation of the assets owned by DD Development Company.

(12)	Includes the sale of 11 shopping centers, three business centers and the transfer of seven assets to the DDR Markaz LLC joint venture and the sale of several outparcels. The balance also includes the transfer of four assets to the MDT Joint Venture.

(13)	The balance includes the formation of the MDT Joint Venture, DDR Markaz LLC and the acquisition of, or interests in, three shopping centers located in Phoenix, Arizona; Pasadena, California; and Kansas City, Missouri plus vacant land acquired in the JDN merger and equity investments previously held by DD Development Company for shopping centers in Long Beach, California; Shawnee, Kansas; Overland Pointe, Kansas; Olathe, Kansas and Kansas City, Missouri.

(14)	Includes six shopping centers, 22 Service Merchandise sites, the sale of an outparcel, and the transfer of the Leawood, Kansas and Suwanee, Georgia shopping centers to the Company. Also includes shopping centers sold to the MDT Joint Venture and assets owned by DD Development Company consolidated into DDR.

2006 Activity

Acquisitions
      In January 2006, the Company acquired the following shopping center asset:

		Gross Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Pasadena, California (1)	557	$55.9

(1)	Reflects the Company’s purchase price, net of prepayment of debt, associated with the acquisition of its partner’s 75% ownership interest.

2005 Activity
Strategic Real Estate Transactions
Caribbean Properties Group
      In January 2005, the Company completed the acquisition of 15 Puerto Rican retail real estate assets, totaling nearly 5.0 million square feet of total GLA from CPG at an aggregate cost of approximately $1.2 billion. The financing for the transaction was provided by the assumption of approximately $660 million of existing debt and line of credit borrowings of approximately $449.5 million on the Company’s $1.0 billion senior unsecured credit facility and the application of a $30 million deposit funded in 2004.
Mervyns Joint Venture
      In 2005, the Company formed the Mervyns Joint Venture, a consolidated joint venture, with MDT, which acquired the underlying real estate of 36 operating Mervyns stores for approximately $396.2 million. The Mervyns Joint Venture, owned 50% by the Company and 50% by MDT, obtained approximately $258.5 million of debt, of which $212.6 million is five-year secured non-recourse financing at a fixed rate of approximately 5.2%, and $45.9 million is variable rate financing at LIBOR plus 72 basis points for two years. The Mervyns Joint Venture purchased one additional site in 2006 for approximately $11.0 million. The Company is responsible for the day-to-day management of the assets and receives fees for property management in accordance with the same fee schedule as the Company’s MDT Joint Venture. The Company funded its portion of the equity in the Mervyns Joint Venture through the Company’s $1.0 billion senior unsecured revolving credit facility.
      During the third quarter of 2005, the Company received approximately $2.5 million of acquisition and financing fees in connection with the acquisition of the Mervyns assets. Pursuant to FIN 46(R), the Company is required to consolidate the Mervyns Joint Venture and, therefore, the $2.5 million of fees has been eliminated in consolidation and has been reflected as an adjustment in basis and is not reflected in net income.
      The Company also purchased an additional Mervyns site at one of the Company’s wholly-owned shopping centers in Salt Lake City, Utah, for $14.4 million.

MDT Joint Venture
      In November 2003, the Company closed a transaction pursuant to which the Company formed an Australian-based Listed Property Trust, Macquarie DDR Trust (“MDT”), with Macquarie Bank Limited (ASX: “MBL”), an international investment bank, advisor and manager of specialized real estate funds in Australia (“MDT Joint Venture”). MDT focuses on acquiring ownership interests in institutional-quality community center properties in the United States. DDR has been engaged to provide day-to-day operations of the properties and receives fees at prevailing rates for property management, leasing, construction management, acquisitions, due diligence, dispositions (including outparcel sales) and financing. Through this joint venture, DDR and MBL will also receive base asset management fees and incentive fees based on the performance of MDT. At December 31, 2005, MDT, which listed on the Australian Stock Exchange in November 2003, owned an approximate 83% interest in the portfolio. DDR retained an effective 14.5% ownership interest in the assets with MBL primarily owning the remaining 2.5%. At December 31, 2005, the MDT Joint Venture owned 48 operating shopping center properties.
      The MDT Joint Venture purchased 12 properties from DDR in 2005 with an aggregate purchase price of approximately $348.0 million. DDR recognized gains of approximately $81.2 million and deferred gains of approximately $13.8 million relating to the Company’s effective 14.5% ownership interest in the venture.
      MDT is governed by a board of directors, which includes three members selected by DDR, three members selected by MBL and three independent members.
Sale of Office and Industrial Assets
      On September 30, 2005, the Company sold 25 office and industrial buildings acquired through the AIP merger aggregating approximately 3.2 million square feet for approximately $177.0 million, which includes a contingent purchase price of approximately $7.0 million in subordinated equity, based on the portfolio’s subsequent performance, including proceeds from a potential disposition. The Company recorded a gain of approximately $5.3 million, which does not include any contingent purchase price. The Company has included the historical operations and sale of these real estate assets as discontinued operations in its consolidated statements of operations as the contingent consideration that may be received from the subordinated equity is not a direct cash flow of the properties pursuant to the terms of the transaction.
Coventry II
      In 2003, the Coventry II Fund was formed with several institutional investors and Coventry Real Estate Advisors (“CREA”) as the investment manager (“Coventry II Joint Venture”). Neither the Company nor any of its officers own a common equity interest in the Coventry II Fund or have any incentive compensation tied to this Fund. The Coventry II Fund and DDR have agreed to jointly acquire value-added retail properties in the United States. CREA obtained $330 million of equity commitments to co-invest exclusively in joint ventures with DDR. The Coventry II Fund’s strategy is to invest in a variety of retail properties that present opportunities for value creation, such as re-tenanting, market repositioning, redevelopment or expansion.

      DDR expects, but is not obligated, to co-invest 20% in each joint venture and will be responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, DDR will earn fees for property management, leasing and construction management. DDR also will earn a promoted interest, along with CREA, above a 10% preferred return after return of capital to fund investors. The assets of the Coventry II Joint Venture at December 31, 2005, are as follows:

			Acquisition
	Effective	Square Feet	Price
Location	Interest	(Thousands)	(Millions)

2005:
Merriam, Kansas	20%	Under Development	$15.7
2004:
Phoenix, Arizona	20%	1,134	45.6
Buena Park, California	20%	738	91.5
San Antonio, Texas (1)	10%	Under Development	8.1	(2)
Seattle, Washington	20%	291	37.0
2003:
Kansas City, Missouri	20%	712	48.4

(1)	A third party developer owns 50% of this investment.
(2)	Net of $2.5 million sale to Target.
Service Merchandise Joint Venture
      In March 2002, the Company entered into a joint venture with Lubert-Adler Funds and Klaff Realty, L.P., which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation. The Company has an approximate 25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enabled the joint venture to determine the ultimate use and disposition of the real estate interests held by the bankrupt estate. At December 31, 2005, the portfolio consisted of 53 Service Merchandise retail sites totaling approximately 2.9 million square feet, of which 77.3% is leased.
      During 2005, the joint venture sold eight sites and received gross proceeds of approximately $19.4 million and recorded an aggregate gain of $7.6 million, of which the Company’s proportionate share was approximately $1.9 million. In 2005, the Company earned fees aggregating $6.4 million including disposition, development, management and leasing fees and interest income relating to this investment. This joint venture had total assets and total debt of approximately $178.1 million and $120.6 million (including a mortgage loan from the Company aggregating $91.6 million), respectively, at December 31, 2005. In 2005, the Company advanced funds to this joint venture to repay mortgage debt. At December 31, 2005, $91.6 remained outstanding on this advance, which bears interest at a rate of 8.0% and a maturity date of June 30, 2006. The Company’s investment in this joint venture, excluding the advance discussed above, was $12.5 million at December 31, 2005.

Expansions
      During the year ended December 31, 2005, the Company completed nine expansions and redevelopment projects located in Hoover, Alabama; Tallahassee, Florida; Suwanee, Georgia; Princeton, New Jersey; Hendersonville, North Carolina; Allentown, Pennsylvania; Erie, Pennsylvania; Bayamon, Puerto Rico and Johnson City, Tennessee at an aggregate cost of $41.6 million. The Company is currently expanding/redeveloping eight shopping centers located in Gadsden, Alabama; Ocala, Florida; Stockbridge, Georgia; Ottumwa, Iowa; Gaylord, Michigan; Rome, New York; Mooresville, North Carolina and Bayamon, Puerto Rico at a projected incremental cost of approximately $38.5 million. The Company is also scheduled to commence construction on an additional expansion and redevelopment project at its shopping center located in Amherst, New York.
      During the year ended December 31, 2005, two of the Company’s joint ventures completed expansion/redevelopment projects at their shopping centers located in St. Petersburg, Florida and Merriam, Kansas at an aggregate cost of $9.3 million. Three of the Company’s joint ventures are currently expanding/redeveloping their shopping centers located in Phoenix, Arizona; Lancaster, California and Kansas City, Missouri at a

projected incremental cost of approximately $57.4 million. Two of the Company’s joint ventures are also scheduled to commence additional expansion/redevelopment projects at their shopping centers located in Deer Park, Illinois and Kirkland, Washington.

Acquisitions
      In 2005, the Company acquired the following shopping center assets:

		Gross
		Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Caribbean Property Group (See 2005 Strategic Real Estate Transactions)	3,967	$1,173.8
Mervyns (See 2005 Strategic Real Estate Transactions) (1)	2,823	410.6
Columbus, Ohio (2)	162	3.2

	6,952	$1,587.6

(1)	Includes 36 assets consolidated by the Company and one wholly-owned asset of the Company.
(2)	Reflects the Company’s purchase price, associated with the acquisition of its partner’s 20% ownership interest.
     In 2005, Coventry II Joint Venture, in which the Company has a 20% equity interest, purchased land for the development of a shopping center in Merriam, Kansas for approximately $15.7 million.

Development (Consolidated)
      During the year ended December 31, 2005, the Company substantially completed the construction of four shopping center projects located in Overland Park, Kansas; Lansing, Michigan; Freehold, New Jersey and Mt. Laurel, New Jersey. Many of the tenants in these centers are open and operating.
      The Company currently has eight shopping center projects under construction. These projects are located in Miami, Florida; Nampa, Idaho; McHenry, Illinois; Chesterfield, Michigan; Horseheads, New York; Apex, North Carolina (Beaver Creek Crossings – Phase I); Pittsburgh, Pennsylvania and San Antonio, Texas. These projects are scheduled for completion during 2006 through 2007 at a projected aggregate cost of approximately $428.6 million and will create an additional 4.1 million square feet of retail space. At December 31, 2005, approximately $178.3 million of costs were incurred in relation to these development projects.
      The Company anticipates commencing construction in early 2006 on four additional shopping centers in Homestead, Florida; Norwood, Massachusetts; Seabrook, New Hampshire and McKinney, Texas.
      The wholly-owned and consolidated development funding schedule as of December 31, 2005, is as follows (in millions):

Funded as of December 31, 2005	$343.4
Projected net funding during 2006	181.4
Projected net funding thereafter	143.7

Total	$668.5

Development (Joint Ventures)
      The Company has joint venture development agreements for four shopping center projects with an aggregate projected cost of approximately $119.3 million. These projects are in Merriam, Kansas; Jefferson County (St. Louis), Missouri; Apex, North Carolina (Beaver Creek Crossings – Phase II, adjacent to a wholly-owned development project) and San Antonio, Texas. The projects in Merriam, Kansas and San Antonio, Texas are being developed through the Coventry II program. The project in San Antonio, Texas was substantially completed during 2005, and a portion of the project in Jefferson County (St. Louis), Missouri has been substantially completed. The remaining projects are scheduled for completion during 2007. At December 31, 2005, approximately $60.7 million of costs had been incurred in relation to these development projects.

      The joint venture development funding schedule as of December 31, 2005, is as follows (in millions):

			Proceeds
	DDR’s	JV Partners’	from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total

Funded as of December 31, 2005	$16.2	$5.5	$39.0	$60.7
Projected net funding during 2006	0.4	1.6	48.2	50.2
Projected net funding thereafter	0.5	2.1	5.8	8.4

Total	$17.1	$9.2	$93.0	$119.3

Dispositions
      In 2005, the Company sold the following properties:

	Square Feet	Sales Price	Gain
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties
Core Portfolio Properties (1)	573	$28.5	$9.4
Former JDN Properties (2)	64	7.2	1.3
Transfer to Joint Venture Interests
Aurora, Colorado; Parker, Colorado; Plainville, Connecticut; Brandon, Florida (2 Properties); McDonough, Georgia; Grandville, Michigan; Brentwood, Tennessee; Irving, Texas; Brookfield, Wisconsin and Brown Deer Wisconsin (2 Properties) (3)	2,097	348.0	81.2
Business Center Properties (4)	3,183	177.0	5.3

	5,917	$560.7	$97.2

(1)	Properties located in Fern Park, Florida; Melbourne, Florida; Connersville, Indiana; Grand Forks, North Dakota; Ashland, Ohio; Cleveland (W 65th), Ohio; Hillsboro, Ohio; Wilmington, Ohio and Fort Worth, Texas. The property in Grand Forks, North Dakota represents the sale of an asset through the merchant building program. This property was consolidated into the Company with the adoption of FIN 46 in 2004.

(2)	Property located in Memphis, Tennessee.

(3)	The Company contributed 12 wholly-owned assets of the Company to the MDT Joint Venture. The Company retained an effective 14.5% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 14.5% ownership interest (See 2005 Strategic Real Estate Transactions).

(4)	Represents the sale of 25 assets. (See 2005 Strategic Real Estate Transactions).
     In 2005, the Company’s joint ventures sold the following shopping center properties, excluding the one property purchased by the Company as described above:

				Company’s
	Company’s			Proportionate
	Effective			Share of
	Ownership	Square Feet	Sales Price	Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

City of Industry, California (1); Richmond, California and San Ysidro, California	20.00%	416	$73.3	$6.7
Long Beach, California (1)	24.75%	343	75.6	4.4
Service Merchandise locations	24.63%	409	19.4	1.9

		1,168	$168.3	$13.0

(1)	The joint venture sold the remaining portion of the shopping center.

2004 Activity

Strategic Real Estate Transactions
Benderson Transaction
      In 2004, the Company completed the purchase of 107 properties (of which 93 were purchased by the Company and 14 were purchased directly by the MDT Joint Venture) aggregating approximately 15.0 million square feet of GLA from Benderson. The purchase price of the assets, including associated expenses, was approximately $2.3 billion, including assumed debt and the value of a 2% equity interest in certain assets valued at approximately $16.2 million that Benderson retained in the form of operating partnership units. In 2005, Benderson exercised its right to have its interest redeemed. The Company will satisfy its obligation by issuing approximately 0.4 million DDR common shares to Benderson in the first quarter of 2006.
      The Company funded the transaction through a combination of new debt financing, the issuance of cumulative preferred shares and common shares, asset transfers to the MDT Joint Venture (see 2004 MDT Joint Venture), line of credit borrowings and assumed debt. With respect to assumed debt, the fair value of indebtedness assumed upon closing was approximately $400 million, which included an adjustment of approximately $30.0 million to fair value, based on rates for debt with similar terms and remaining maturities as of May 2004.
      Benderson entered into a five-year master lease for certain vacant space that was either covered by a letter of intent as of the closing date or a new lease with respect to which the tenant was not obligated to pay rent as of the closing date. During the five-year master lease, Benderson agreed to pay the rent for such vacant space until each applicable tenant’s rent commencement date. The Company recorded the master lease receivable as part of the purchase price allocation.
MDT Joint Venture
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
Coventry II
      In 2004, the Coventry II Joint Venture acquired operating shopping centers in Phoenix, Arizona; Buena Park, California and Seattle, Washington and a project under development in San Antonio, Texas, for an aggregate initial purchase price of approximately $182.2 million.
Prudential Joint Venture
      In October 2004, the Company completed a $128 million joint venture transaction (“DPG Joint Venture”) with Prudential Real Estate Investors (“PREI”). The Company contributed 12 neighborhood grocery-anchored retail properties to the joint venture, eight of which were acquired by the Company from Benderson and four of which were acquired from JDN. The joint venture assumed approximately $12.0 million of secured, non-recourse financing associated with two properties. The Company maintains a 10% ownership in the joint venture and continues day-to-day management of the assets. The Company earns fees for property management, leasing, and development. The Company recognized a gain of approximately $4.2 million relating to the sale of the 90% interest in these properties and deferred a gain of approximately $0.5 million relating to the Company’s 10% interest.

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
Service Merchandise Joint Venture
      During 2004, the joint venture sold ten sites and received gross proceeds of approximately $20.7 million and recorded an aggregate gain of $2.0 million, of which the Company’s proportionate share was approximately $0.5 million. In 2004, the Company earned an aggregate of $1.4 million including disposition, development, management and leasing fees and interest income of $1.2 million relating to this investment.

Expansions
      In 2004, the Company completed seven expansion and redevelopment projects located in North Little Rock, Arkansas; Brandon, Florida; Starkville, Mississippi; Aurora, Ohio; Tiffin, Ohio; Monaca, Pennsylvania and Chattanooga, Tennessee at an aggregate cost of approximately $25.2 million.

Acquisitions
      In 2004, the Company acquired the following shopping center assets:

		Gross
		Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Benderson Development Company (See 2004 Strategic Real Estate Transactions)	12,501	$2,014.4
Littleton, Colorado (1)	228	6.3

	12,729	$2,020.7

(1)	Reflects the Company’s purchase price, net of debt assumed, associated with the acquisition of its partner’s 50% ownership interest.
     In 2004, the Company’s joint ventures acquired the following shopping center properties, not including those assets purchased from the Company or its joint ventures:

		Gross
		Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Phoenix, Arizona (1)	1,134	$45.6
Buena Park, California (1)	738	91.5
San Antonio, Texas (2)	Under Development	8.1
Kirkland, Washington (1)	291	37.0
Benderson Development Company (3)	2,497	299.0

	4,660	$481.2

(1)	The Company purchased a 20% equity interest through its investment in the Coventry II Joint Venture.

(2)	The Company purchased a 10% equity interest through its investment in the Coventry II Joint Venture. Approximately 16 acres of land were sold to Target for $2.5 million subsequent to the purchase. This project was substantially completed in 2006.

(3)	The MDT Joint Venture acquired an indirect ownership interest in 23 retail properties. Eight of the properties acquired by the MDT Joint Venture were owned by the Company, and one of the properties was held by the Company through a joint venture. These nine properties were valued at approximately $239 million. Of the properties acquired by the MDT Joint Venture, 14 were owned by Benderson and valued at approximately $299 million. The Company owns a 14.5% equity interest in the MDT Joint Venture.

Development
      In 2004, the Company substantially completed the construction of seven shopping centers located in Long Beach, California; Fort Collins, Colorado; St. Louis, Missouri; Hamilton, New Jersey; Apex, North Carolina; Irving, Texas and Mesquite, Texas. In 2004, the Company’s joint ventures substantially completed the construction of a shopping center in Jefferson County (St. Louis, Missouri).

Dispositions
      In 2004, the Company sold the following properties:

	Square Feet	Sales Price	Gain
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties
Core Portfolio Properties (1)	414	$17.8	$3.5
Former JDN Properties (2)	270	38.9	2.6
Transfer to Joint Venture Interests
Birmingham, Alabama; Fayetteville, Arkansas (2 properties); Coon Rapids, Minnesota; Asheville, North Carolina; Erie, Pennsylvania; Monaca, Pennsylvania; Columbia, South Carolina; Murfreesboro, Tennessee; Nashville, Tennessee and Lewisville, Texas (3)	2,321	285.3	65.4
Lawrenceville, Georgia; Lilburn, Georgia; Arcade, New York; Avon, New York; Elmira, New York; Hamburg, New York; Hamlin, New York; Norwich, New York; Tonawanda, New York (2 properties); Columbia, Tennessee and Farragut, Tennessee (4)	1,168	128.6	4.2
Loganville, Georgia; Oxford, Mississippi; Amherst, New York; Cheektowaga, New York; Irondequoit, New York; Jamestown, New York; Leroy, New York; Ontario, New York; Orchard Park, New York; Rochester, New York; Warsaw, New York; Chillicothe, Ohio and Goodlettsville, Tennessee (5)	1,577	203.8	2.5
Business Center Properties (6)	94	8.3	1.9

	5,844	$682.7	$80.1

(1)	Properties located in Trinidad, Colorado; Waterbury, Connecticut; Hazard, Kentucky; Las Vegas, Nevada and North Olmsted, Ohio. The property in North Olmsted, Ohio represents the sale of an asset through the merchant building program. This property was consolidated into the Company with the adoption of FIN 46 in 2004.

(2)	Properties located in Canton, Georgia; Cumming, Georgia; Marietta, Georgia; Peachtree City, Georgia; Suwanee, Georgia; Sumter, South Carolina; Franklin, Tennessee and Milwaukee, Wisconsin.

(3)	The Company contributed eleven wholly-owned assets of the Company to the MDT Joint Venture. The Company retained an effective 14.5% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 14.5% ownership interest (See 2004 Strategic Real Estate Transactions).

(4)	The Company formed a new joint venture with PREI in 2004 and contributed 12 neighborhood grocery-anchored retail properties of the Company. The Company retained a 10% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 10% ownership interest (See 2004 Strategic Real Estate Transactions).

(5)	The Company formed DDR Markaz II in 2004 and contributed 13 neighborhood grocery-anchored retail properties of the Company. The Company retained a 20% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 20% ownership interest (See 2004 Strategic Real Estate Transactions).

(6)	Properties located in Sorrento, California and Mentor, Ohio.
     In 2004, the Company’s joint ventures sold the following shopping center properties, excluding the one property purchased by the Company as described above:

				Company’s
	Company’s			Proportionate
	Effective			Share of
	Ownership	Square Feet	Sales Price	Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

Long Beach, California (1)	24.75%	85	$16.6	$1.3
Mission Viejo, California	20.00%	46	18.0	2.0
Puente Hills, California (1)	20.00%	519	66.2	4.0
San Antonio, Texas	35.00%	320	59.1	6.7
Service Merchandise locations	24.63%	692	20.7	0.5

		1,662	$180.6	$14.5

(1)	The joint venture sold a portion of the shopping center.

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
MDT Joint Venture
      In 2003, the MDT Joint Venture acquired, at an aggregate purchase value (assuming 100% ownership) of approximately $730 million, an initial portfolio of eleven assets previously owned by DDR and its joint ventures, funded by approximately $363.5 million of equity and $366.5 million of debt and assets and liabilities assumed. MDT initially owned an 81.0% interest in the eleven asset portfolio. DDR retained a 14.5% effective ownership interest in the assets and MBL owns the remaining 4.5%. DDR recorded fees aggregating $6.7 million in 2003 in connection with the structuring, formation and operation of the MDT Joint Venture. DDR received approximately $195 million in cash and retained a $53 million equity investment in the joint venture, which represents DDR’s 14.5% effective ownership interest.
Kuwait Financial Centre Joint Venture
      In May 2003, the Company completed a $156 million joint venture transaction (“DDR Markaz I”) with an investor group led by Kuwait Financial Centre — Markaz. The Company contributed seven retail properties to the joint venture. In connection with this formation, DDR Markaz I secured $110 million, non-recourse, five-year, secured financing at a fixed interest rate of approximately 4.13%. Proceeds from the transaction were used to repay variable rate indebtedness. The Company retained a 20% ownership interest in these seven properties. The Company recognized a gain of approximately $25.8 million, none of which was included in FFO, relating to the sale of the 80% interest in these properties, and deferred a gain of approximately $6.5 million relating to the Company’s 20% interest. These properties are not included in discontinued operations as the Company maintains continuing involvement through both its ownership interest and management activities. The Company earns fees at prevailing rates for asset management, property management, leasing, out-parcel sales and construction management.
Coventry II
      In 2003, the Coventry II Joint Venture acquired Ward Parkway, a 712,000 square foot shopping center in suburban Kansas City, Missouri, that was purchased for approximately $48.4 million.
Service Merchandise Joint Venture
      During 2003, the joint venture sold 22 sites and received gross proceeds of approximately $55.0 million and recorded an aggregate gain of $5.1 million, of which the Company’s proportionate share was approximately $1.3 million. In 2003, the Company also earned disposition, development, management and leasing fees aggregating $1.7 million and interest income of $1.0 million relating to this investment. The Company also received distributions aggregating $1.0 million resulting from loan refinancings at the joint venture level.

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

Acquisitions
      In 2003, the Company acquired the following shopping center assets:

		Gross
	Square Feet	Purchase Price
Location	(Thousands)	(Millions)

JDN merger (See 2003 Strategic Real Estate Transactions)	23,036	$1,051.5
Broomfield, Colorado	422	55.5
Suwanee, Georgia	306	3.4	(1)
Leawood, Kansas	413	15.3	(2)
Gulfport, Mississippi	540	45.5

	24,717	$1,171.2

(1)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 51% ownership interest.

(2)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 50% ownership interest.
     In 2003, the Company’s joint ventures acquired the following shopping center properties, not including those purchased from the Company or its joint ventures:

		Gross
	Square Feet	Purchase Price
Location	(Thousands)	(Millions)

Phoenix, Arizona (1)	296	$43.0
Pasadena, California (2)	560	113.5
Kansas City, Missouri (3)	712	48.4

	1,568	$204.9

(1)	The Company purchased a 67% equity interest, net of debt assumed, for approximately $17.4 million.

(2)	The Company purchased a 25% equity interest, net of debt assumed, for approximately $7.1 million.

(3)	The Company purchased a 20% equity interest through its investment in the Coventry II Joint Venture.
     The MDT Joint Venture acquired seven assets from other joint venture investments and four assets from the Company.

Development
      In 2003, the Company substantially completed the construction of thirteen shopping centers in Fayetteville, Arkansas; Sacramento, California; Aurora, Colorado; Parker, Colorado; Parker South, Colorado; Lithonia, Georgia; McDonough, Georgia; Meridian, Idaho (Phase II of the existing shopping center); Grandville, Michigan; Coon Rapids (Minneapolis) Minnesota; St. John’s, Missouri; Erie, Pennsylvania and Frisco, Texas.

Dispositions
      In 2003, the Company sold the following properties:

	Square Feet	Sales Price	Gain (Loss)
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties
Core Portfolio Properties (1)	110	$4.9	$(1.4)
Former JDN Properties (2)	399	42.2	(0.5)
Transfer to Joint Venture Interests
Richmond, California; Oviedo, Florida; Tampa, Florida; Highland, Indiana; Grove City, Ohio; Toledo, Ohio and Winchester, Virginia (3)	1,441	156.0	25.8
St. Paul, Minnesota; Independence, Missouri; Canton, Ohio and North Olmsted, Ohio (4)	1,873	229.1	41.3
Business Center Properties (5)	395	14.0	0.5

	4,218	$446.2	$65.7

(1)	Properties located in Eastlake, Ohio; St. Louis, Missouri and Anderson, South Carolina.

(2)	Properties located in Decatur, Alabama; Gulf Breeze, Florida; Atlanta, Georgia; Buford, Georgia; Fayetteville, Georgia; Lilburn, Georgia and Nacogdoches, Texas.

(3)	The Company formed a joint venture with funding advised by Kuwait Financial Centre — Markaz and contributed seven wholly-owned shopping centers. The Company retained a 20% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of gain associated with its 20% ownership interest (See 2003 Strategic Real Estate Transactions).

(4)	The Company contributed four wholly-owned assets of the Company to the MDT Joint Venture. The Company retained an effective 14.5% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 14.5% ownership interest (See 2003 Strategic Real Estate Transactions).

(5)	Properties located in Aurora, Ohio; Streetsboro, Ohio and Twinsburg, Ohio.

     In 2003, the Company’s joint ventures sold the following shopping center properties, excluding those purchased by the Company as described above:

				Company’s
	Company’s			Proportionate
	Effective			Share of
	Ownership	Square Feet	Sales Price	Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

Fullerton, California; Sacramento, California and Bellingham, Washington	20.00%	420	$57.8	$2.6
San Diego, California	20.00%	440	95.0	7.1
Kansas City, Missouri	24.75%	15	2.6	0.1
St. Louis, Missouri	50.00%	211	22.0	2.6
Service Merchandise locations	24.75%	1,174	55.0	1.3

		2,260	$232.4	$13.7

      The Company’s joint ventures also sold their interest in seven assets to the MDT Joint Venture at a gross sales price aggregating $497.6 million. Because the membership interests in the Company’s Community Center Joint Venture and Coon Rapids Joint Venture were transferred to the MDT Joint Venture, the gain was recognized at the partnership level. The Company recognized a gain of $27.4 million on its partnership interests. However, because the Company retained an effective 14.5% interest in the MDT Joint Venture, the Company has deferred the recognition of $19.5 million of this gain. The aggregate gain recognized by the Company relating to the sale of its equity interest in these entities to the MDT Joint Venture of $8.0 million is classified as gain on sale of joint venture interest in the consolidated statement of operations (See 2003 Strategic Real Estate Transactions).
OFF BALANCE SHEET ARRANGEMENTS
      The Company has a number of off balance sheet joint ventures and other unconsolidated entities with varying economic structures. Through these interests, the Company has investments in operating properties, development properties and a management and development company. Such arrangements are generally with institutional investors and various developers located throughout the United States.
      In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $19.1 million at December 31, 2005. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans.
      The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $105.7 million at December 31, 2005, for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owed to DDR. The Company guaranteed base rental income from one to three years at certain centers held through the Service Merchandise joint venture, aggregating $2.6 million at December 31, 2005. The Company has not recorded a liability for the guarantee, as the subtenants of the KLA/SM affiliates are paying rent as due. The Company has recourse against the other parties in the partnership in the event of default.
      The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.
      The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $2.2 billion and $1.8 billion at December 31, 2005 and 2004, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to its partners in certain limited situations such as misuse of funds and material misrepresentations. In connection with certain of the Company’s joint ventures, the Company agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $20.4 million at December 31, 2005. The Company and its joint venture partner provided a $33.0 million payment and performance guaranty on behalf of the Mervyns Joint Venture to the joint venture’s lender in certain events such as the bankruptcy of Mervyns. The Company’s maximum obligation is equal to its effective 50% ownership percentage, or $16.5 million.
FINANCING ACTIVITIES
      The Company has historically accessed capital sources through both the public and private markets. The acquisitions, developments and expansions were generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured public debt, common and preferred equity offerings, joint venture capital, OP Units and asset sales. Total debt outstanding at December 31, 2005 was approximately $3.9 billion as compared to approximately $2.7 billion and $2.1 billion at December 31, 2004 and 2003, respectively. In 2005, the increase in the Company’s outstanding debt was due primarily to the acquisition of the CPG Properties and the Mervyns Joint Venture.
      A summary of the aggregate financings through the issuance of common shares, preferred shares, construction loans, medium term notes, term loans and OP Units (units issued by the Company’s partnerships) aggregated $5.9 billion during the three-year period ended December 31, 2005, is summarized as follows (in millions):

	2005		2004		2003

Equity:
Common shares	$—		$737.4	(3)	$381.9	(7)
Preferred shares	—		170.0	(4)	435.0	(8)
OP Units	—		16.2		4.9

Total equity	—		923.6		821.8

Debt:
Construction	14.6		55.4		61.2
Permanent financing	327.1		—		150.0	(9)
Mortgage debt assumed	661.5		420.2		183.6
Tax increment financing	—		8.6		—
Medium term notes	750.0	(1)	525.0	(5)	300.0	(10)
Unsecured term loan	—		200.0	(6)	300.0	(11)
Secured term loan	220.0	(2)	—		—

Total debt	1,973.2		1,209.2		994.8

	$1,973.2		$2,132.8		$1,816.6

(1)	Includes $200 million of five-year senior unsecured notes and $200 million of ten-year senior unsecured notes. The five-year notes have an interest coupon rate of 5.0%, are due on May 3, 2010, and were offered at 99.806% of par. The ten-year notes have an interest coupon rate of 5.5%, are due on May 1, 2015, and were offered at 99.642% of par. Also includes $350 million of seven-year senior unsecured notes. The seven-year notes have an interest coupon rate of 5.375%, are due on October 15, 2012, and were offered at 99.52% of par.

(2)	This facility bears interest at LIBOR plus 0.85% and matures in June 2008. This facility has two one-year extension options to 2010.

(3)	15.0 million shares issued in May 2004 and 5.45 million shares in December 2004.

(4)	Issuance of Class I 7.5% Preferred Shares.

(5)	Includes $275 million five-year senior unsecured notes with a coupon rate of 3.875%. These notes are due January 30, 2009, and were offered at 99.584% of par. Also includes $250 million seven-year senior unsecured notes with a coupon rate of 5.25%. These notes are due April 15, 2011, and were offered at 99.574% of par.

(6)	This facility bears interest at LIBOR plus 0.75% and matures in May 2006. This facility has two one-year extension options to 2008. The Company exercised one extension option to 2007.

(7)	Issued as consideration in the JDN merger.

(8)	Includes issuance of $50 million of preferred voting shares in conjunction with the JDN merger. Proceeds from the Class G 8.0% preferred shares issued were used to retire $180 million Preferred OP Units with a weighted average rate of 8.95%. Proceeds from the Class H 7.375% preferred shares issued were used to retire the Company’s Class C 8.375% preferred shares, Class D 8.68% preferred shares and 9.375% preferred voting shares.

(9)	Represents a $150 million secured financing for five years with interest at a coupon rate of 4.41%.

(10)	Seven-year senior unsecured notes with a coupon rate of 4.625%. These notes are due August 1, 2010, and were offered at 99.843% of par.

(11)	This facility bore interest at LIBOR plus 1.0% and had a one-year term. The Company exercised two six-month extension options and repaid this facility in March 2005. The proceeds from this facility were primarily used to repay JDN’s revolving credit facility with outstanding principal of $229 million at the time of the merger and to repay $85 million of MOPPRS debt and a related call option prior to maturity on March 31, 2003.
     In March 2005, the Company amended and restated its $1 billion primary revolving credit facility with JP Morgan Securities, Inc. and Banc of America Securities LLC as joint lead arrangers. The restated facility extended the maturity date to May 2008, decreased the borrowing rate to 0.675% over LIBOR, modified certain covenants and allowed for the future expansion of the credit facility to $1.25 billion.
      In March 2005, the Company consolidated its two prior secured revolving credit facilities with National City Bank. This consolidation created a $60 million unsecured facility, reduced the interest rate to 0.675% over LIBOR, extended the maturity date to May 2008 and modified certain covenants.
CAPITALIZATION
      At December 31, 2005, the Company’s capitalization consisted of $3.9 billion of debt, $705 million of preferred shares and $5.2 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 2005, of $47.02), resulting in a debt to total market capitalization ratio of 0.40 to 1.0 as compared to the ratios of 0.33 to 1.0 and 0.37 to 1.0, at December 31, 2004 and 2003, respectively. The closing price of the common shares on the New York Stock Exchange was $44.37 and $33.57 at December 31, 2004 and 2003, respectively. At December 31, 2005, the Company’s total debt consisted of $3,079.3 million of fixed rate debt and $811.4 million of variable rate debt, including $60 million of fixed rate debt that has been effectively swapped to a variable rate.
      It is management’s strategy to have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings, debt financings or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investors Service (Baa3 positive outlook) and Standard and Poor’s (BBB stable outlook). The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.
      The Company’s credit facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. Although the Company intends to operate in compliance with these covenants, if the Company were to violate those covenants, the Company may be subject to higher finance costs and fees. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on the Company’s financial condition and results of operations.
      As of December 31, 2005, the Company had cash of $30.7 million and $910 million available under its $1.1 billion revolving credit facilities. As of December 31, 2005, the Company also had 209 operating properties generating $398.0 million, or 53.2%, of the total revenue of the Company for the year ended December 31, 2005, which were unencumbered, thereby providing a potential collateral base for future borrowings, subject to consideration of the financial covenants on unsecured borrowings.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS
      The Company has debt obligations relating to its revolving credit facilities, term loan, fixed rate senior notes and mortgages payable (excluding the effect of the fair value hedge) with maturities ranging from one to 25 years. In addition, the Company has non-cancelable operating leases, principally for office space and ground leases.
      These obligations are summarized as follows for the subsequent five years ending December 31 (in thousands):

		Operating
Year	Debt	Leases

2006	$59,371	$5,387
2007	609,717	4,935
2008	634,772	4,914
2009	377,497	4,690
2010	745,629	4,621
Thereafter	1,463,723	208,552

	$3,890,709	$233,099

      Debt maturities in 2006 consist primarily of mortgage obligations that are expected to be repaid from operating cash flow and/or revolving credit facilities.
      In 2007, it is anticipated that the $152.3 million in mortgage loans will be refinanced or paid from operating cash flow. Construction loans of $61.9 million are anticipated to be refinanced or extended on similar terms. The unsecured term loan of $200.0 million has an additional one-year extension option to 2008. The unsecured notes aggregating $197.0 million are expected to be repaid from operating cash flow, revolving credit facilities and/or other unsecured debt or equity financings and asset sales. No assurance can be provided that the aforementioned obligations will be refinanced as anticipated.
      The Company has mortgage and credit facility obligations as numerated above. These obligations generally have monthly payments of principal and/or interest over the term of the obligation. The interest payable over the term of the credit facilities and construction loans is determined based on the amount outstanding. The Company continually changes its asset base and borrowing base, so that the amount of interest payable on the mortgages over its life cannot be easily determined and is therefore excluded from the table above.
      At December 31, 2005, the Company had letters of credit outstanding of approximately $20.3 million. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are primarily collateral for existing indebtedness and other obligations accrued on the Company’s accounts.
      In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $59.7 million with general contractors for its wholly-owned properties at December 31, 2005. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.
      In 2003, the Company entered into an agreement with DRA Advisors, its partner in the Community Centers contributed to the MDT Joint Venture, to pay an $0.8 million annual consulting fee for 10 years for services relating to the assessment of financing and strategic investment alternatives.
      In connection with the sale of one of the properties to the MDT Joint Venture, the Company deferred the recognition of approximately $2.9 million and $3.6 million at December 31, 2005 and 2004, respectively, of the gain on sale of real estate related to a shortfall agreement guarantee maintained by the Company. The MDT Joint Venture is obligated to fund any shortfall amount caused by the failure of the landlord or tenant to pay taxes on the shopping center when due and payable. The Company is obligated to pay any shortfall to the extent that it is not caused by the failure of the landlord or tenant to pay taxes on the shopping center when due and payable. No shortfall payments have been made on this property since the completion of construction in 1997.
      The Company entered into master lease agreements with the MDT Joint Venture in 2003, 2004 and 2005 with the transfer of properties to the joint venture recorded as a liability and reduction of its gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At December 31, 2005 and 2004, the Company’s master lease obligation, included in accounts payable and other expenses, totaled approximately $4.9 million and $7.2 million, respectively.
      The Company entered into master lease agreements with the DDR Markaz II joint venture in October 2004 in connection with the transfer of properties to the joint venture at closing. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At December 31, 2005 and 2004, the Company’s master lease obligation, included in accounts payable and other expenses, totaled approximately $2.5 million and $4.4 million, respectively.
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
      The Company enters into cancelable contracts for the maintenance of its properties. At December 31, 2005, the Company had purchase order obligations payable, typically payable within one year, aggregating approximately $3.8 million related to the maintenance of its properties and general and administrative expenses.
      The Company has entered into employment contracts with certain executive officers. These contracts provide for base pay, bonuses based on the results of operations of the Company, option and restricted stock grants and reimbursement of various expenses (health insurance, life insurance, automobile expenses, country club expenses and financial planning expenses). These contracts are for a one-year term and subject to cancellation in one year with respect to the Chairman and Chief Executive Officer and 90 days with respect to the other officers.
      The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through December 31, 2005, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements.”
INFLATION
      Substantially all of the Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive additional rental income from escalation clauses, which generally increase rental rates during the terms of the leases and/or percentage rentals based on tenants’ gross sales. Such escalations are determined by negotiation, increases in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for terms of less than ten years permitting the Company to seek increased rents upon renewal at market rates. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.
ECONOMIC CONDITIONS
      Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have been experiencing varying degrees of economic growth. Adverse changes in general or local economic conditions could result in the inability of some tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more major national tenants (Wal-Mart, Kohl’s, Target), home improvement stores (Home Depot, Lowe’s) and two or more medium-sized big-box tenants (such as Bed Bath & Beyond, T.J. Maxx/Marshalls, Best Buy, Ross Stores), which generally offer day-to-day necessities, rather than high-priced luxury items. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.
      The retail shopping sector has been affected by the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and requiring them, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. Notwithstanding any store closures, the Company does not expect to have any significant losses associated with these tenants. Overall, the Company’s portfolio remains stable. While negative news relating to troubled retail tenants tend to attract attention, the vacancies created by unsuccessful tenants may also create opportunities to increase rent.
      Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection, the Company believes that several of its major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s, T.J. Maxx, Bed Bath & Beyond and Best Buy, are financially secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in this economic environment. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since 1993. Also, average base rental rates have increased from $5.48 to $11.30 since the Company’s public offering in 1993.
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
NEW ACCOUNTING STANDARDS
Share-Based Payment — SFAS 123(R)
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity of liability instruments issued. SFAS 123(R) also contains additional minimum disclosure requirements that including, but not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made. The effective date of SFAS 123(R) was subsequently amended by the SEC to be as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005, and allows several different methods of transition. The Company expects to adopt the pronouncement as required on January 1, 2006 using the prospective method and does not believe that the adoption of SFAS 123(R) will have a material impact on its financial position, results of operations or cash flows.
Exchanges of Nonmonetary Asset — SFAS 153
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

Accounting Changes and Error Corrections — SFAS 154
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinions No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of 2006. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights — EITF 04-05
      In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. This EITF is effective for all new limited partnerships formed and, for existing limited partnerships for which the partnership agreements are modified after June 29, 2005 and, as of January 1, 2006, for existing limited partnership agreements. This EITF did not have any impact in 2005. The Company does not believe the adoption of this EITF will have a material effect on its results of operations, financial position or cash flows.
Determining the Amortization Period of Leasehold Improvements — EITF 05-06
      In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF 05-06, “Determining the Amortization Period of Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or term that includes renewals that has been reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of this EITF did not have a material effect on the Company’s financial position, results of operations or cash flows.
Accounting for Conditional Asset Retirement Obligations — FIN 47
      In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by its contract) to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than fiscal years ending after December 15, 2005. The Company adopted FIN 47 as required effective December 31, 2005 and the initial application of FIN 47 did not have a material effect on its financial position, results of operations or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	December 31, 2005				December 31, 2004

		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
	Amount	Maturity	Interest	Percentage	Amount	Maturity	Interest	Percentage
	(Millions)	(Years)	Rate	of Total	(Millions)	(Years)	Rate	of Total

Fixed Rate Debt (1)	$3,079.3	6.3	5.8%	79.1%	$2,167.1	6.3	5.9%	79.8%
Variable Rate Debt (1)	$811.4	1.9	5.1%	20.9%	$549.3	1.8	3.5%	20.2%

(1)	Adjusted to reflect the $80 million of variable rate debt, which was swapped to a fixed rate at December 31, 2004, and $60 million of fixed rate debt, which was swapped to a variable rate at December 31, 2005 and 2004.
     The Company’s unconsolidated joint ventures’ fixed rate indebtedness, including $150 million and $75 million of variable rate debt that was swapped to a weighted average fixed rate of approximately 5.9% and 5.5%, respectively, at December 31, 2005 and 2004, is summarized as follows (in millions):

	December 31, 2005				December 31, 2004

			Weighted				Weighted
		Company’s	Average	Weighted		Company’s	Average	Weighted
	Joint	Proportionate	Maturity	Average	Joint	Proportionate	Maturity	Average
	Venture Debt	Share	(Years)	Interest Rate	Venture Debt	Share	(Years)	Interest Rate

Fixed Rate Debt	$1,564.6	$385.8	4.7	5.0%	$1,164.2	$284.5	5.1	5.2%
Variable Rate Debt	$608.8	$124.7	1.8	5.9%	$639.2	$136.3	1.4	4.1%
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
      The interest rate risk on $80 million of consolidated floating rate debt at December 31, 2004, and $150 million and $75 million of joint venture floating rate debt at December 31, 2005 and 2004, respectively, of which $27.5 million and $16.7 million, respectively, is the Company’s proportionate share, has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.
      At December 31, 2004, the Company’s two fixed rate interest swaps had a fair value that represented an asset of $0.2 million, one of which carried a notional amount of $50 million and one of which carried a notional amount of $30 million and converted variable rate debt to a fixed rate of 2.8% and 2.84%, respectively. At December 31, 2005 and 2004, the Company had a variable rate interest swap that carried a notional amount of $60 million, a fair value which represented an asset of $0.3 million and $2.3 million, respectively, and converted fixed rate debt to a variable rate of 6.3% and 4.3%, respectively. In February 2005, the Company entered into an aggregate of $286.8 million of treasury locks. These treasury locks were terminated in connection with the issuance of $400 million of fixed rate unsecured notes in April 2005. In May 2005 and September 2005, the Company entered into approximately $200.0 million of treasury locks. These treasury locks were designated in connection with the issuance of $350 million of fixed rate unsecured senior notes in October 2005. The effective portion of these hedging relationships has been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to interest expense.
      The Company’s joint venture interest rate swaps had a fair value that represented an asset of $1.0 million and $0.5 million, of which $0.3 million and $0.1 million was the Company’s proportionate share at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, these swaps carry notional amounts of $75 million and $55 million and $20 million and effectively converted variable rate debt to a fixed rate of 6.2%, 5.78% and 4.8%, respectively. In March 2005, one of the Company’s joint ventures in which the Company has a 50% interest entered into a $277.5 million notional amount treasury lock. This treasury lock was terminated at maturity in April 2005. One of the Company’s joint ventures, the MDT Joint Venture, entered into fixed rate interest swaps, which carry notional amounts of $59.1 million, of which the Company’s proportionate share was $8.6 million at December 31, 2005 and 2004. These swaps converted variable rate debt to a weighted average fixed rate of 6.2%. As the joint venture has not elected hedge accounting for this derivative, it is marked to market with the adjustments flowing through its income statement, and the fair value at December 31, 2005 and 2004 is not significant. The fair value of the swaps referred to above was calculated based upon expected changes in future benchmark interest rates.
      The fair value of the Company’s fixed rate debt adjusted to: i) include the $80 million that was swapped to a fixed rate at December 31, 2004; ii) exclude the $60 million that was swapped to a variable rate at December 31, 2005 and 2004, respectively; iii) include the Company’s proportionate share of the joint venture fixed rate debt; and iv) include the Company’s proportionate share of $27.5 million and $16.7 million that was swapped to a fixed rate at December 31, 2005 and 2004, respectively, and an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows (in millions):

	December 31, 2005					December 31, 2004

				100 Basis					100 Basis
				Point					Point
				Decrease					Decrease
				in Market					in Market
	Carrying			Interest		Carrying			Interest
	Value	Fair Value		Rates		Value	Fair Value		Rates

Company’s fixed rate debt	$3,079.3	$3,106.0		$3,247.0		$2,167.1	$2,226.8	(1)	$2,334.5
Company’s proportionate share of joint venture fixed rate debt	$385.8	$386.9	(2)	$402.9	(3)	$284.5	$289.9	(2)	$300.5	(3)

(1)	Includes the fair value of interest rate swaps which was an asset of $0.2 million at December 31, 2004.

(2)	Includes the Company’s proportionate share of the fair value of interest rate swaps which was an asset of $0.3 million and $0.1 million at December 31, 2005 and 2004, respectively.

(3)	Includes the Company’s proportionate share of the fair value of interest rate swaps which was a liability of $0.4 million and $0.2 million at December 31, 2005 and 2004, respectively.
     The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations arising from the hypothetical estimate as discussed above.
      Further, a 100 basis point increase in short-term market interest rates at December 31, 2005 and 2004, would result in an increase in interest expense of approximately $8.1 million and $5.5 million, respectively, for the Company and $1.2 million and $1.4 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.
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

	December 31,

	2005	2004
	(Millions)	(Millions)

Total notes receivable	$127.7	$44.4
% Fixed rate loans	90.4%	69.5%
Fair value of fixed rate loans	$129.9	$45.8
Impact on fair value of 100 basis point decrease in market interest rates	$131.3	$47.0
      The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not entered, and does not plan to enter, into any derivative financial instruments for trading or speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
      Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of December 31, 2005 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2005 to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control  — Integrated Framework. Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II; Item 15 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting
      During the three month period ended December 31, 2005, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
      None.
PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The Company’s Board of Directors has adopted the following corporate governance documents:

•	Corporate Governance Guidelines, which guide the Board of Directors in the performance of its responsibilities to serve the best interests of the Company and its shareholders;

•	Written charters of the Audit Committee, Executive Compensation Committee and Nominating and Corporate Governance Committee;

•	Code of Ethics for Senior Financial Officers that applies to the chief executive officer, chief financial officer, controllers, treasurer, and chief internal auditor, if any, of the Company; and

•	Code of Business Conduct and Ethics that govern the actions and working relationships of the Company’s employees, officers and directors with current and potential customers, consumers, fellow employees, competitors, government and self-regulatory agencies, investors, the public, the media, and anyone else with whom the Company has or may have contact.
      Copies of the Company’s corporate governance documents are available on the Company’s website, www.ddr.com, under “Investor Relations” and can be provided, free of charge, to any shareholder who requests a copy by calling Michelle M. Dawson, Vice President of Investor Relations, at (216) 755-5500, or by writing to Developers Diversified Realty Corporation, Investor Relations at 3300 Enterprise Parkway, Beachwood, Ohio 44122.
      Certain other information required by this Item 10 is incorporated by reference to the information under the headings “Proposal One: Election of Directors — Nominees for Director” and “— Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 9, 2006, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION
      Information required by this Item 11 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors — Compensation of Directors” and “Executive Compensation” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 9, 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
      Certain information required by this Item 12 is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 9, 2006. The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2005, as well as the weighted average exercise price of outstanding options.
EQUITY COMPENSATION PLAN INFORMATION

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to be Issued Upon		Weighted-average	Equity Compensation
	Exercise of		Exercise Price of	Plans (excluding
	Outstanding Options,		Outstanding Options,	securities reflected in
Plan Category	Warrants and Rights		Warrants and Rights	column (a))

	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	1,903,107	(2)	$32.93	2,661,327
Equity compensation plans not approved by security holders (3)	61,666		$17.94	N/A

Total	1,964,773		$32.46	2,661,327

(1)	Includes information related to the Company’s 1992 Employee’s Share Option Plan, 1996 Equity Based Award Plan, 1998 Equity Based Award Plan, 2002 Equity Based Award Plan and 2004 Equity Based Award Plan. Does not include 666,666 shares reserved for issuance under performance unit agreements.

(2)	Does not include 361,406 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding.

(3)	Represents options issued to directors of the Company. The options granted to the directors were at the fair market value at the date of grant and vested over a three-year period.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Information required by this Item 13 is incorporated herein by reference to the “Certain Transactions” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 9, 2006.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      Information required by this Item 14 is incorporated herein by reference to the “Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 9, 2006.
PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.) 1.	Financial Statements
The following documents are filed as a part of this report:
Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2005 and 2004.
Consolidated Statements of Operations for the three years ended December 31, 2005.
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2005.
Consolidated Statements of Cash Flows for the three years ended December 31, 2005.
Consolidated Statements of Comprehensive Income for the three years ended December 31, 2005.
Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules
The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:
Schedule
 II Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2005.
III Real Estate and Accumulated Depreciation at December 31, 2005.
Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

b.)    Exhibits — The following exhibits are filed as part of or incorporated by reference into, this report:

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

2	2.1	Purchase and Sale Agreement between MPR Del Norte LP, S.E., MPR Vega Baja LP, S.E., MPR Fajarado LP, S.E., MPR Del Oeste LP, S.E. and MPR Guyama LP, S.E. and the Company dated November 2, 2004	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
2	2.2	Purchase and Sale Agreement between CRV Rio Hondo LP, LLLP,
CRV Del Atlantico LP, LLLP,
CRV Rexville LP, LLLP,
CRV Senorial LP, LLLP and
CRV Hamilton Land Acquisition LP, LLLP
		and the Company dated November 2, 2004	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
2	2.3	Purchase and Sale Agreement between CPR Del Sol LP, S.E.,
CPR Escorial LP, S.E.,
CPR Cayey LP, S.E.,
CPR Palma Real LP, S.E.,
CPR Isabela LP, S.E. and
CPR San Germain LP, S.E. and
		the Company dated November 2, 2004	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
3	3.1	Amended and Restated Articles of Incorporation of the Company, as amended	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.2	Second Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.3	Third Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.4	Fourth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.5	Fifth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.6	Sixth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
3	3.7	Seventh Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
3	3.8	Code of Regulations of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.1	Specimen Certificate for Common Shares	Form S-3 Registration No. 33-78778 (Filed with the SEC on May 10, 1994)
4	4.2	Specimen Certificate for 8.60% Class F Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 21, 2002)
4	4.3	Specimen Certificate for Depositary Shares Relating to 8.60% Class F Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
4	4.4	Specimen Certificate for 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)
4	4.5	Specimen Certificate for Depositary Shares Relating to 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)
4	4.6	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)
4	4.7	Specimen Certificate for Depositary Shares Relating to 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)
4	4.8	Specimen Certificate for 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)
4	4.9	Specimen Certificate for Depositary Shares Relating to 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)
4	4.10	Indenture dated as of May 1, 1994 by and between the Company and Chemical Bank, as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.11	Indenture dated as of May 1, 1994 by and between the Company and National City Bank, as Trustee (the “NCB Indenture”)	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.12	First Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.13	Second Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.14	Third Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.15	Fourth Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.16	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.17	Form of Floating Rate Senior Medium- Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.18	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.19	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.20	Form of 3.875% Note due 2009	Current Report on Form 8-K (Filed with the SEC on January 22, 2004)
4	4.21	Form of 5.25% Note due 2011	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.22	Sixth Amended and Restated Credit Agreement dated as of March 30, 2005 among the Company and JPMorgan Securities, Inc. and Banc of America Securities LLC, and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on March 31, 2005)
4	4.23	First Amendment, dated as of June 28, 2005, to Sixth Amended and Restated Credit Agreement dated as of March 30, 2005 among the Company and JPMorgan Securities, Inc. and Banc of America Securities LLC, and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 5, 2005)
4	4.24	Credit Agreement dated as of March 13, 2003 among the Company and Banc of America Securities, LLC and Wells Fargo Bank, National Association and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on June 24, 2003)
4	4.25	Term Loan Credit Agreement dated as of May 20, 2004 among the Company and Banc One Capital Markets, Inc. and Wachovia Capital Markets, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on June 24, 2004)
4	4.26	Secured Term Loan Agreement dated as of June 29, 2005 among the Company and Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 5, 2005)
4	4.27	Form of Indemnification Agreement	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
4	4.28	Shareholder Rights Agreement dated as of May 26, 1999 between the Company and National City Bank	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.1	Registration Rights Agreement	Form S-11 Registration No. 33-54930 (Filed with the SEC on November 23, 1992)
10	10.2	Stock Option Plan*	Form S-8 Registration No. 33-74562 (Filed with the SEC on January 28, 1994)
10	10.3	Amended and Restated Directors’ Deferred Compensation Plan*	Annual Report on Form 10-K (filed with the SEC on April 2, 2001)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.4	Elective Deferred Compensation Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan*	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
10	10.6	Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.7	Amended and Restated 1998 Developers Diversified Realty Corporation Equity- Based Award Plan*	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)
10	10.8	2002 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on August 14,2002)
10	10.9	2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-117069 (Filed with the SEC on July 1, 2004)
10	10.10	Form of Restricted Share Agreement under the 1996/1998/2002/2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005)
10	10.11	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005)
10	10.12	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005)
10	10.13	Form of Directors’ Restricted Shares Agreement, dated January 1, 2000*	Form S-11 Registration No. 333-76278 (Filed with SEC on January 4, 2002; see Exhibit 10(ff) therein)
10	10.14	Performance Units Agreement, dated as of March 1, 2000, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.15	Performance Units Agreement, dated as of January 2, 2002, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.16	Performance Units Agreement, dated as of January 2, 2002, between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.17	Performance Units Agreement, dated as of January 2, 2002, between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.18	Incentive Compensation Agreement, effective as of February 11, 1998, between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.19	Employment Agreement dated as of March 1, 2000 between the Company and Joan U. Allgood*	Annual Report on Form 10-K (Filed with the SEC on April 2, 2002)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.20	Employment Agreement, dated as of November 15, 2002, between the Company and Timothy J. Bruce*	Annual Report on Form 10-K (Filed with the SEC on March 12, 2003)
10	10.21	Employment Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.22	Employment Agreement dated as of April 21, 1999 between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.23	Employment Agreement dated as of March 1, 2000 between the Company and William H. Schafer*	Annual Report on Form 10-K (Filed with the SEC on April 2, 2002)
10	10.24	Employment Agreement dated as of December 6, 2001, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.25	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Joan U. Allgood and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999; File No. 001- 11690)
10	10.26	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999; File No. 001- 11690)
10	10.27	Change of Control Agreement, dated as of November 15, 2002, between the Company and Timothy J. Bruce*	Annual Report on Form 10-K (Filed with the SEC on March 12, 2003)
10	10.28	Change of Control Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.29	Change of Control Agreement as of May 17, 1999 between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.30	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
10	10.31	Program Agreement for Retail Value Investment Program, dated as of February 11, 1998, among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
14	14.1	Developers Diversified Realty Corporation Code of Ethics for Senior Financial Officers	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
21	21.1	List of Subsidiaries	Filed herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
99	99.1	Voting Agreement, dated October 4, 2002, between the Company and certain stockholders named therein	Current Report on Form 8-K (Filed with the SEC on October 9, 2002)

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

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
      We have completed integrated audits of Developers Diversified Realty Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Developers Diversified Realty Corporation and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Notes 1 and 2 to the consolidated financial statements, the Company, on April 1, 2004, adopted FIN 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB 51”, as interpreted.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

/s/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 28, 2006

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31,

	2005	2004

Assets
Land	$1,721,321	$1,238,242
Buildings	4,806,373	3,998,972
Fixtures and tenant improvements	152,958	120,350
Construction in progress and land under development	348,685	245,860

	7,029,337	5,603,424
Less accumulated depreciation	(692,823)	(568,231)

Real estate, net	6,336,514	5,035,193
Cash and cash equivalents	30,655	49,871
Accounts receivable, net	112,464	84,843
Notes receivable	24,996	17,823
Advances to and investments in joint ventures	275,136	288,020
Deferred charges, net	21,157	14,159
Other assets	62,055	93,638

	$6,862,977	$5,583,547

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Senior notes	$1,966,268	$1,220,143
Variable rate term debt	200,000	350,000
Revolving credit facility	150,000	60,000

	2,316,268	1,630,143
Secured indebtedness:
Variable rate term debt	220,000	—
Mortgage and other secured indebtedness	1,354,733	1,088,547

	1,574,733	1,088,547

Total indebtedness	3,891,001	2,718,690
Accounts payable and accrued expenses	111,186	103,256
Dividends payable	65,799	62,089
Other liabilities	93,261	89,258

	4,161,247	2,973,293
Minority equity interests	99,181	23,666
Operating partnership minority interests	32,268	32,269

	4,292,696	3,029,228

Commitments and contingencies
Shareholders’ equity:
Preferred shares (Note 12)	705,000	705,000
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 108,947,748 and 108,521,763 shares issued at December 31, 2005 and 2004, respectively	10,895	10,852
Paid-in-capital	1,945,245	1,933,433
Accumulated distributions in excess of net income	(99,756)	(92,290)
Deferred obligation	11,616	10,265
Accumulated other comprehensive income	10,425	326
Less: Unearned compensation-restricted stock	(13,144)	(5,415)
Common shares in treasury at cost: 439,166 shares at December 31, 2004	—	(7,852)

	2,570,281	2,554,319

	$6,862,977	$5,583,547

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	For the Year Ended
	December 31,

	2005	2004	2003

Revenues from operations:
Minimum rents	$512,206	$407,700	$313,816
Percentage and overage rents	10,299	7,572	5,608
Recoveries from tenants	158,076	116,975	87,782
Ancillary income	9,548	3,162	2,202
Other property related income	4,888	4,147	805
Management fee income	19,657	14,626	10,647
Development fee income	3,202	2,311	1,446
Other	9,300	13,081	13,774

	727,176	569,574	436,080

Rental operation expenses:
Operating and maintenance	98,549	64,742	54,487
Real estate taxes	85,592	73,601	52,574
General and administrative	54,048	47,126	40,820
Depreciation and amortization	164,868	124,175	86,704

	403,057	309,644	234,585

	324,119	259,930	201,495

Other income (expense):
Interest income	10,078	4,233	5,082
Interest expense	(182,279)	(124,543)	(83,829)
Other expense	(2,532)	(1,779)	(10,119)

	(174,733)	(122,089)	(88,866)

Income before equity in net income of joint ventures, gain on sale of joint venture interests, minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	149,386	137,841	112,629
Equity in net income of joint ventures	34,873	40,895	44,967
Gain on sale of joint venture interests	—	—	7,950

Income before minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	184,259	178,736	165,546
Minority interests:
Minority equity interests	(4,965)	(2,457)	(1,360)
Preferred operating partnership minority interests	—	—	(2,236)
Operating partnership minority interests	(2,916)	(2,607)	(1,769)

	(7,881)	(5,064)	(5,365)
Income tax of taxable REIT subsidiaries and franchise taxes	(342)	(1,469)	(1,626)

Income from continuing operations	176,036	172,203	158,555

Discontinued operations:
Income from operations	1,800	7,357	7,314
Gain on disposition of real estate, net	16,667	8,561	460

	18,467	15,918	7,774

Income before gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	194,503	188,121	166,329
Gain on disposition of real estate	88,140	84,642	73,932

Income before cumulative effect of adoption of a new accounting standard	282,643	272,763	240,261
Cumulative effect of adoption of a new accounting standard	—	(3,001)	—

Net income	$282,643	$269,762	$240,261

Net income applicable to common shareholders	$227,474	$219,056	$189,056

Per share data:
Basic earnings per share data:
Income from continuing operations	$1.93	$2.14	$2.22
Income from discontinued operations	0.17	0.16	0.09
Cumulative effect of adoption of a new accounting standard	—	(0.03)	—

Net income applicable to common shareholders	$2.10	$2.27	$2.31

Diluted earnings per share data:
Income from continuing operations	1.91	$2.11	$2.18
Income from discontinued operations	0.17	0.16	0.09
Cumulative effect of adoption of a new accounting standard	—	(0.03)	—

Net income applicable to common shareholders	$2.08	$2.24	$2.27

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	For the Year Ended December 31,

	2005	2004	2003

Net income	$282,643	$269,762	$240,261

Other comprehensive income:
Change in fair value of the effective portion of cash flow hedges	10,619	867	47
Amortization of interest rate contracts	(520)	—	—

Net comprehensive income	10,099	867	47

	$292,742	$270,629	$240,308

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands, except per share amounts)

				Accumulated		Accumulated	Unearned
				Distributions in		Other	Compensation	Treasury
	Preferred	Common	Paid in	Excess of Net	Deferred	Comprehensive	Restricted	Stock at
	Shares	Shares	Capital	Income	Obligation	Income/(Loss)	Stock	Cost	Total

Balance, December 31, 2002	$304,000	$7,325	$887,321	$(160,165)	$—	$(588)	$(3,111)	$(89,221)	$945,561
Issuance of 2,444,103 common shares for cash related to exercise of stock options and dividend reinvestment plan	—	245	39,334	—	7,579	—	—	(28,729)	18,429
Issuance of 103,139 common shares related to restricted stock plan	—	9	2,271	—	—	—	(1,825)	—	455
Vesting of restricted stock	—	—	—	—	757	—	1,044	(757)	1,044
Issuance of 17,998,079 common shares and 2,000,000 voting preferred shares associated with the JDN merger	50,000	1,800	380,126	—	—	—	—	—	431,926
Issuance of Class G and H preferred shares for cash — underwritten offerings	385,000	—	(13,540)	—	—	—	—	—	371,460
Redemption of preferred operating partnership units and preferred shares	(204,000)	—	5,720	(10,710)	—	—	—	—	(208,990)
Change in fair value of interest rate swaps	—	—	—	—	—	47	—	—	47
Net income	—	—	—	240,261	—	—	—	—	240,261
Dividends declared — common shares	—	—	—	(145,077)	—	—	—	—	(145,077)
Dividends declared — preferred shares	—	—	—	(41,046)	—	—	—	—	(41,046)

Balance, December 31, 2003	535,000	9,379	1,301,232	(116,737)	8,336	(541)	(3,892)	(118,707)	1,614,070
Issuance of 457,378 common shares for cash related to exercise of stock options and dividend reinvestment plan	—	(27)	(1,390)	—	—	—	—	6,323	4,906
Issuance of 105,974 common shares related to restricted stock plan	—	—	—	—	—	—	(2,956)	1,861	(1,095)
Vesting of restricted stock	—	—	—	—	1,929	—	1,433	—	3,362
Issuance of 20,450,000 common shares for cash — underwritten offerings	—	1,500	637,662	—	—	—	—	97,587	736,749
Redemption of 284,304 operating partnership units in exchange for common shares	—	—	1,716	—	—	—	—	5,084	6,800
Issuance of Class I preferred shares for cash — underwritten offerings	170,000	—	(5,787)	—	—	—	—	—	164,213
Change in fair value of interest rate swaps	—	—	—	—	—	867	—	—	867
Net income	—	—	—	269,762	—	—	—	—	269,762
Dividends declared — common shares	—	—	—	(194,078)	—	—	—	—	(194,078)
Dividends declared — preferred shares	—	—	—	(51,237)	—	—	—	—	(51,237)

Balance, December 31, 2004	705,000	10,852	1,933,433	(92,290)	10,265	326	(5,415)	(7,852)	2,554,319
Issuance of 425,985 common shares for cash related to exercise of stock options, dividend reinvestment plan and performance unit plan	—	43	10,857	—	—	—	(6,740)	6,206	10,366
Common shares related to restricted stock plan	—	—	2,306	—	—	—	(2,905)	1,646	1,047
Vesting of restricted stock	—	—	(1,351)	—	1,351	—	1,916	—	1,916
Change in fair value of interest rate contracts	—	—	—	—	—	10,619	—	—	10,619
Amortization of interest rate contracts	—	—	—	—	—	(520)	—	—	(520)
Net income	—	—	—	282,643	—	—	—	—	282,643
Dividends declared — common shares	—	—	—	(234,940)	—	—	—	—	(234,940)
Dividends declared — preferred shares	—	—	—	(55,169)	—	—	—	—	(55,169)

Balance, December 31, 2005	$705,000	$10,895	$1,945,245	$(99,756)	$11,616	$10,425	$(13,144)	$—	$2,570,281

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	For the Year Ended December 31,

	2005	2004	2003

Cash flow operating activities:
Net income	$282,643	$269,762	$240,261
Adjustments to reconcile net income to net cash flow provided by operating activities
Depreciation and amortization	170,701	132,647	95,219
Amortization of deferred finance costs and settled interest rate protection agreements	7,433	7,300	6,514
Net cash received from interest rate hedging contracts	10,645	—	—
Equity in net income of joint ventures	(34,873)	(40,895)	(44,967)
Gain on sale of joint venture interests	—	—	(7,950)
Cash distributions from joint ventures	39,477	38,724	41,946
Preferred operating partnership minority interest expense	—	—	2,236
Operating partnership minority interest expense	2,916	2,607	1,769
Gain on disposition of real estate and impairment charge, net	(104,165)	(92,616)	(71,752)
Cumulative effect of adoption of a new accounting standard	—	3,001	—
Net change in accounts receivable	(32,207)	(6,611)	(5,825)
Net change in accounts payable and accrued expenses	11,146	(15,048)	(6,906)
Net change in other operating assets and liabilities	1,707	(6,645)	12,584

Total adjustments	72,780	22,464	22,868

Net cash flow provided by operating activities	355,423	292,226	263,129

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(863,795)	(1,907,934)	(284,003)
Decrease (increase) in restricted cash	—	99,340	(99,340)
Consolidation of joint venture interests	—	251	348
Equity contributions to joint ventures	(28,244)	(11,433)	(96,438)
Advances to joint ventures	(83,476)	(7,355)	(29,540)
(Issuance) repayment of notes receivable, net	(7,172)	2,228	8,764
Proceeds resulting from contribution of properties to joint ventures and repayments of advances from affiliates	344,292	635,445	388,527
Proceeds from sale and refinancing of joint venture interests	87,349	39,342	69,344
Proceeds from disposition of real estate	211,603	15,515	26,092

Net cash flow used for investing activities	(339,443)	(1,134,601)	(16,246)

Cash flow from financing activities:
Proceeds from (repayment of) revolving credit facilities, net	90,000	(126,500)	(488,500)
Proceeds from borrowings from term loans, net	70,000	50,000	300,000
Proceeds from construction loans and other mortgage debt	158,218	105,394	252,452
Principal payments on rental property debt	(809,396)	(203,255)	(338,678)
Repayment of senior notes	(1,000)	(140,000)	(100,000)
Proceeds from issuance of medium term notes, net of underwriting commissions and $1,390, $421 and $524 of offering expenses paid in 2005, 2004 and 2003, respectively	741,139	520,003	297,130
Payment of deferred finance costs (bank borrowings)	(6,994)	(4,120)	(6,380)
Proceeds from the issuance of common shares, net of underwriting commissions and $609 of offering expenses paid in 2004	—	736,749	—
Proceeds from the issuance of preferred shares, net of underwriting commissions and $432 and $1,412 of offering expenses paid in 2004 and 2003, respectively	—	164,213	371,460
Redemption of preferred shares	—	—	(204,000)
Redemption of preferred operating partnership units	—	—	(180,000)
Proceeds from the issuance of common shares in conjunction with exercise of stock options, 401(k) plan, dividend reinvestment plan and restricted stock plan	12,139	7,170	20,188
Distributions to preferred and operating partnership minority interests	(2,902)	(2,354)	(7,253)
Dividends paid	(286,400)	(226,747)	(167,980)

Cash (used for) provided by financing activities	(35,196)	880,553	(251,561)

(Decrease) increase in cash and cash equivalents	(19,216)	38,178	(4,678)
Cash and cash equivalents, beginning of year	49,871	11,693	16,371

Cash and cash equivalents, end of year	$30,655	$49,871	$11,693

The accompanying notes are an integral part of these consolidated financial statements.

1.	Summary of Significant Accounting Policies

Nature of Business
      Developers Diversified Realty Corporation and its subsidiaries (the “Company” or “DDR”) are primarily engaged in the business of acquiring, expanding, owning, developing, managing and operating shopping centers and enclosed malls. The Company’s shopping centers are typically anchored by two or more national tenant anchors (Wal-Mart, Kohl’s, Target), home improvement stores (Home Depot, Lowe’s) and two or more medium sized big-box tenants (Bed Bath & Beyond, T.J. Maxx/Marshalls, Best Buy, Ross Stores). At December 31, 2005, the Company owned or had interests in 469 shopping centers in 44 states plus Puerto Rico and seven business centers in five states. The Company owns 200 of these shopping centers through equity interests. The tenant base primarily includes national and regional retail chains and local retailers. Consequently, the Company’s credit risk is concentrated in the retail industry.
      Consolidated revenues derived from the Company’s largest tenant, Wal-Mart, aggregated 5.1%, 4.0% and 4.9% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The total percentage of Company-owned gross leasable area (“GLA” unaudited) attributed to Wal-Mart was 10.0% at December 31, 2005. The Company’s ten largest tenants comprised 20.0%, 19.4% and 23.1% of total revenues for the years ended December 31, 2005, 2004 and 2003, respectively, including revenues reported within discontinued operations. Management believes the Company’s portfolio is diversified in terms of location of its shopping centers and its tenant profile. Adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. During the three-year period ended December 31, 2005, 2004 and 2003, certain national and regional retailers experienced financial difficulties, and several filed for protection under bankruptcy laws. The Company does not believe that these bankruptcies will have a material impact on the Company’s financial position, results of operations, or cash flows.

Principles of Consolidation
      The Company consolidates certain entities if it is deemed to be the primary beneficiary in a variable interest entity (“VIE’s”), as defined in FIN No. 46(R) “Consolidation of Variable Interest Entities” (“Fin 46.”) For those entities that are not VIE’s, the Company also consolidates entities in which it has financial and operating control. All significant inter-company balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures and companies for which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or loss) of these joint ventures and companies is included in consolidated net income.
      In 2005, the Company formed a joint venture (the “Mervyns Joint Venture”) with MDT, which acquired the underlying real estate of 36 operating Mervyns stores. The Company holds a 50% economic interest in the Mervyns Joint Venture, which is considered a VIE, and the Company was determined to be the primary beneficiary. The Company earns property management, acquisition and financing fees from this VIE, which are eliminated in consolidation. The VIE has total real estate assets and total non-recourse mortgage debt of approximately $394.7 million and $258.5 million, respectively, at December 31, 2005 and is consolidated in the results of the Company.
      The Company maintains an interest in the MDT Joint Venture, a VIE in which the Company has an approximate 12% economic interest. The Company was not determined to be the primary beneficiary. The Company earns asset management and performance fees from a joint venture (“MDT Manager”), in which the Company has a 50% ownership and serves as the managing member for the MDT Manager, which is accounted for under the equity method of accounting. The MDT Joint Venture has total real estate assets and total non-recourse mortgage debt of approximately $1,707.4 million and $1,016.1 million, respectively, at December 31, 2005. The financial statements of the MDT Joint Venture are included as part of the combined joint ventures financial statements in Note 2.
      Additionally, the Company holds an approximate 25% economic interest in a VIE in which the Company was not determined to be the primary beneficiary. In March 2002, this VIE acquired the designation rights to real estate assets owned and controlled by Service Merchandise Company, Inc. At December 31, 2005, this joint venture held 53 fee simple, leasehold and ground lease interests previously owned by the Service Merchandise Company, Inc. In total, these assets are located in 24 states across the United States. The VIE has total assets and total mortgage debt of approximately $178.1 million and $29.0 million, respectively, at December 31, 2005, and a note payable to DDR of approximately $91.6 million. The financial statements of the VIE are included as part of the combined joint ventures financial statements in Note 2.

Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information
      Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended
	December 31,

	2005	2004	2003

Issuance of common shares and preferred shares in conjunction with the JDN merger	$—	$—	$431.9
Contribution of net assets to joint ventures	13.6	70.7	52.0
Consolidation of the net assets (excluding mortgages as disclosed below) of joint ventures and minority equity investment previously reported on the equity method of accounting	—	10.2	10.4
Mortgages assumed, shopping center acquisitions, merger of JDN and consolidation of joint ventures and a minority equity investment	661.5	458.7	660.0
Liabilities assumed with the acquisition of shopping centers and the JDN merger	—	46.9	43.7
Dividends declared, not paid	65.8	62.1	43.5
Fair value of interest rate swaps	0.3	2.6	6.1
Share issuance for operating partnership unit redemption	—	6.8	—
Accounts payable related to construction in progress	—	—	3.8
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
      Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	Useful lives, ranging from 30 to 40 years
Furniture/Fixtures and improvements	Useful lives, which approximate two to 30 years, where applicable
      Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations, which improve or extend the life of the assets, are capitalized. Included in land at December 31, 2005, was undeveloped real estate, generally outlots or expansion pads adjacent to shopping centers owned by the Company (excluding shopping centers owned through joint ventures), and excess land of approximately 540 acres.
      Construction in progress includes shopping center developments and significant expansions and redevelopments. The Company capitalizes interest on funds used for the construction, expansion or redevelopment of shopping centers, including funds advanced to or invested in joint ventures with qualifying development activities. Capitalization of interest ceases when construction activities are substantially completed and the property is available for occupancy by tenants. In addition, the Company capitalized certain internal construction administration costs of $6.2 million, $5.7 million and $5.1 million in 2005, 2004 and 2003, respectively.

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
      Above-market and below-market lease values for acquired properties are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed rate renewal options of the respective leases. At December 31, 2005 and 2004, the below market leases aggregated $11.5 million and $4.2 million, respectively. At December 31, 2005, above market leases aggregated $1.4 million (none at December 31, 2004).
      The total amount of intangible assets allocated to in-place lease values and tenant relationship values is based upon management’s evaluation of the specific characteristics of the acquired lease portfolio and the Company’s overall relationship with anchor tenants. Factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical expected lease-up periods, based upon management’s assessment of specific market conditions.
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

Impairment of Long-Lived Assets
      Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long Lived Assets.” If an asset is held for sale, it is stated at the lower of its carrying value or fair value less cost to sell. The determination of undiscounted cash flows requires significant estimates made by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists.
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

Revenue Recognition
      Minimum rents from tenants are recognized using the straight-line method over the lease term of the respective leases. Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned based on a percentage of collected rent at the properties under management. Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in other income and recognized and earned upon termination of a tenant’s lease.

Accounts Receivable
      Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of any estimated unrecoverable amounts of approximately $19.0 million and $12.4 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, straight-line rents receivable, net of a provision for uncollectible amounts of $2.4 million and $1.8 million, aggregated $38.5 million and $27.4 million, respectively.

Disposition of Real Estate and Real Estate Investments
      Disposition of real estate relates to the sale of outlots and land adjacent to existing shopping centers, shopping center properties and real estate investments. Gains from sales are recognized using the full accrual method in accordance with the provisions of SFAS No. 66 “Accounting for Real Estate Sales,” provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.
      SFAS 144 retains the basic provisions for presenting discontinued operations in the income statement but broadened the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in the SFAS 144, assuming no significant continuing involvement, the sale of a retail or industrial operating property is considered a discontinued operation. In addition, properties classified as held for sale are also considered a discontinued operation. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the property sale within one year is considered probable. Accordingly, the results of operations of properties disposed of, or classified as held for sale, for which the Company has no significant continuing involvement, are reflected as discontinued operations. Interest expense, which is specifically identifiable to the property, is used in the computation of interest expense attributable to discontinued operations. Consolidated interest at the corporate level is allocated to discontinued operations pursuant to the methods prescribed under EITF 87-24, based on the proportion of net assets disposed.

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

	Year Ended December 31,

	2005	2004	2003

Net income, as reported	$282,643	$269,762	$240,261
Add: Stock-based employee compensation included in reported net income	5,652	6,308	5,017
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,319)	(5,062)	(5,200)

	$282,976	$271,008	$240,078

Earnings per share:
Basic — as reported	$2.10	$2.27	$2.31

Basic — pro forma	$2.10	$2.28	$2.31

Diluted — as reported	$2.08	$2.24	$2.27

Diluted — pro forma	$2.09	$2.25	$2.27

Interest and Real Estate Taxes
      Interest and real estate taxes incurred during the development and significant expansion of real estate assets held for investment are capitalized and depreciated over the estimated useful life of the building. Interest paid during the years ended December 31, 2005, 2004 and 2003 aggregated $190.0 million, $133.8 million and $98.2 million, respectively, of which $12.7 million, $9.9 million, and $11.5 million, respectively, was capitalized.

Goodwill
      SFAS 142, “Goodwill and Other Intangible Assets” requires that intangible assets not subject to amortization and goodwill are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill, including such assets associated with joint ventures acquired in past business combinations, ceased upon adoption of SFAS 142. Goodwill is included in the balance sheet caption Advances to and Investments in Joint Ventures in the amount of $5.4 million as of December 31, 2005 and 2004, respectively. The Company evaluated the goodwill related to its joint venture investments for impairment and determined that it was not impaired as of December 31, 2005 and 2004.

Intangible Assets
      In addition to the intangibles discussed above in purchase price accounting, the Company has finite-lived intangible assets comprised of management contracts, associated with the Company’s acquisition of a joint venture, stated at cost less amortization calculated on a straight-line basis over 15 years. Intangible assets, net, are included in the balance sheet caption Advances to and Investments in Joint Ventures in the amount of $4.4 million and $4.7 million as of December 31, 2005 and 2004, respectively. The 15-year life approximates the expected turnover rate of the original management contracts acquired. The estimated amortization expense associated with the management company finite-lived intangible asset for each of the five succeeding fiscal years is approximately $0.3 million per year.

Advances to and Investments in Joint Ventures
      To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets, which were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of joint venture. In accordance with the provisions of Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures” paragraph 30, the Company recognizes gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. The Company continually evaluates its advances to and investments in joint ventures for other than temporary declines in market value. Any decline that is not expected to recover in the next twelve months is considered an other than temporary impairment and recorded. The Company has determined that these investments are not impaired as of December 31, 2005.

Treasury Stock
      The Company’s share repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated shareholders’ equity.

New Accounting Standards

Share-Based Payment — SFAS 123(R)
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is required to be measured based on the fair value of the equity of liability instruments issued. SFAS 123(R) also contains additional minimum disclosure requirements that including, but not limited to, the valuation method and assumptions used, amounts of compensation capitalized and modifications made. The effective date of SFAS 123(R) was subsequently amended by the SEC to be as of the beginning of the first interim or annual reporting period of the first fiscal year that begins on or after June 15, 2005, and allows several different methods of transition. The Company expects to adopt the pronouncement as required on January 1, 2006 using the prospective method and does not believe that the adoption of SFAS 123(R) will have a material impact on its financial position, results of operations or cash flows.

Exchanges of Nonmonetary Assets — SFAS 153
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

Accounting Changes and Error Corrections — SFAS 154
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinions No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of 2006. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights — EITF 04-05
      In June 2005, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless (1) the limited partners possess substantive kick-out rights as defined in paragraph B20 of FIN 46(R), or (2) the limited partners possess substantive participating rights similar to the rights described in Issue 96-16, “Investor’s Accounting for an Investee When the Investor Has a Majority of the Voting Interest by the Minority Shareholder or Shareholders Have Certain Approval or Veto Rights.” In addition, the EITF concluded that the guidance should be expanded to include all limited partnerships, including those with multiple general partners. This EITF is effective for all new limited partnerships formed and for existing limited partnerships for which the partnership agreements are modified after June 29, 2005, and, as of January 1, 2006, for existing limited partnership agreements. This EITF did not have any impact in 2005. The Company does not believe the adoption of this EITF will have a material effect on its financial position, results of operations or cash flows.

Determining the Amortization Period of Leasehold Improvements — EITF 05-06
      In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF 05-06, “Determining the Amortization Period of Leasehold Improvements.” The guidance requires that leasehold improvements acquired in a business combination, or purchased subsequent to the inception of a lease, be amortized over the lesser of the useful life of the assets or term that includes renewals that has been reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of this EITF did not have a material effect on the Company’s financial position, results of operations or cash flows.
          Accounting for Conditional Asset Retirement Obligations — FIN 47
      In March 2005, the FASB issued Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” refers to a legal obligation (pursuant to existing laws or by contract) to perform an asset retirement activity in which the timing and /or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 was effective no later than fiscal years ending after December 15, 2005. The Company adopted FIN 47 as required effective December 31, 2005 and the initial application of FIN 47 did not have a material effect on its financial position, results of operations or cash flows.

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

2.	Advances to and Investments in Joint Ventures
      The Company’s unconsolidated joint ventures are as follows:

	Effective
	Ownership
Unconsolidated Real Estate Partnerships	Percentage (1)	Assets Owned

Sun Center Limited	79.45%	A shopping center in Columbus, Ohio
Shea and Tatum Associates LP	67.0	A shopping center in Phoenix, Arizona
Continental Sawmill LLC	63.4	Land
DDRA Community Centers Five, LP	50.0	Six shopping centers in several states
DDRA Community Centers Eight, LP	50.0	A shopping center in Phoenix, Arizona
Lennox Town Center Limited	50.0	A shopping center in Columbus, Ohio
DOTRS LLC	50.0	A shopping center in Macedonia, Ohio
DDR Aspen Grove Office Parcel LLC	50.0	Land
DDRC PDK Salisbury Phase III LLC	50.0	A shopping center in Salisbury, Maryland
Jefferson County Plaza LLC	50.0	A shopping center in St. Louis (Arnold), Missouri
Sansone Group/ DDRC LLC	50.0	A management and development company
Retail Value Investment Program IIIB LP	25.5	A shopping center in Deer Park, Illinois
Retail Value Investment Program VI LP	25.5	Five shopping centers in Kansas and Missouri
Retail Value Investment Program VIII LP	25.5	A shopping center in Austin, Texas
Paseo Colorado Holdings LLC	25.0	A shopping center in Pasadena, California
KLA/ SM LLC	24.63	53 retail sites in several states
Retail Value Investment Program VII LLC	20.75	Three shopping centers in California and Washington
DDR/1st Carolina Apex Phase IV LLC	20.0	Land
DDR Markaz LLC	20.0	Seven shopping centers in several states
DDR Markaz II LLC	20.0	13 neighborhood grocery-anchored retail properties in several states
Coventry II DDR Ward Parkway LLC	20.0	A shopping center in Kansas City, Missouri
Coventry II DDR Totem Lakes LLC	20.0	A shopping center in Kirkland, Washington
Coventry II DDR Phoenix Spectrum LLC	20.0	A shopping center in Phoenix, Arizona
Coventry II DDR Buena Park LLC	20.0	A shopping center in Buena Park, California
Coventry II DDR Merriam Village LLC	20.0	A shopping center under development in Merriam, Kansas
DDR Macquarie LLC	14.5	48 shopping centers in several states
DDRA Kildeer LLC	10.0	A shopping center in Kildeer, Illinois
DPG Realty Holdings LLC	10.0	12 neighborhood grocery-anchored retail properties in several states
Coventry II DDR Westover LLC	10.0	A shopping center under development in Westover, Texas

(1)	Ownership may be held through different investment structures. Percentage ownerships are subject to change as certain investments contain promoted structures.

     Combined condensed financial information of the Company’s joint venture investments is summarized as follows (in thousands):

	December 31,

	2005	2004

Combined balance sheets
Land	$894,477	$798,852
Buildings	2,480,025	2,298,424
Fixtures and tenant improvements	58,060	42,922
Construction in progress	37,550	25,151

	3,470,112	3,165,349
Less: accumulated depreciation	(195,708)	(143,170)

Real estate, net	3,274,404	3,022,179
Receivables, net	76,744	68,596
Leasehold interests	23,297	26,727
Other assets	109,490	96,264

	$3,483,935	$3,213,766

Mortgage debt	$2,173,401	$1,803,420
Amounts payable to DDR	108,020	20,616
Amounts payable to other partners	—	46,161
Other liabilities	78,406	75,979

	2,359,827	1,946,176
Accumulated equity	1,124,108	1,267,590

	$3,483,935	$3,213,766

Company’s proportionate share of accumulated equity	$178,908	$257,944

	For the Year Ended December 31,

	2005	2004	2003

Combined statements of operations
Revenues from operations	$428,587	$324,497	$248,888

Rental operation expenses	152,664	111,313	83,845
Depreciation and amortization expense	84,737	64,079	39,384
Interest expense	117,058	76,994	68,620

	354,459	252,386	191,849

Income before gain on sales of real estate and discontinued operations	74,128	72,111	57,039
Gain on sales of real estate	858	4,787	569

Income from continuing operations	74,986	76,898	57,608

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(1,382)	2,269	(1,284)
Gain on sale of real estate, net of tax	48,982	39,612	64,575

	47,600	41,881	63,291

Net income	$122,586	$118,779	$120,899

Company’s proportionate share of net income*	$36,828	$42,150	$46,593

      The Company has made advances to several partnerships in the form of notes receivable and fixed rate loans, which accrue interest at rates ranging from 6.3% to 12%. Maturity dates range from payment on demand to June 2020. Included in the Company’s accounts receivable is approximately $1.2 million and $1.7 million at December 31, 2005 and 2004, respectively, due from affiliates related to construction receivables.
      Advances to, and investments in, joint ventures include the following items, which represent the difference between the Company’s investment and its proportionate share of the joint ventures’ underlying net assets (in millions):

	For the Year Ended
	December 31,

	2005	2004

Company’s proportionate share of accumulated equity	$178.9	$257.9
Basis differentials *	46.3	51.5
Deferred development fees, net of portion relating to the Company’s interest	(3.0)	(2.1)
Basis differential upon transfer of assets *	(74.9)	(62.4)
Notes receivable from investments	19.8	22.5
Amounts payable to DDR (1)	108.0	20.6

Advance to and investments in joint ventures	$275.1	$288.0

*	Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest, may not be reflected in the net assets at the joint venture level. Basis differentials upon transfer of assets is primarily associated with assets previously owned by the Company that have been transferred into a joint venture at fair value. This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related asset. Differences in income also occur when the Company acquires assets from joint ventures. The difference between the Company’s share of net income, as reported above, and the amounts included in the consolidated statements of operations is attributable to the amortization of such basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials. The Company’s share of joint venture net income has been reduced by $2.0 million and $1.3 million for the twelve month periods ended December 31, 2005 and 2004, respectively to reflect additional basis depreciation and basis differences in assets sold.

(1)	In the second quarter of 2005, the Company advanced $101.4 million to KLA/SM LLC that holds assets previously occupied by Service Merchandise. The advance is evidenced by a first mortgage note with interest at 8.0% and a maturity date of June 30, 2006 and is secured by the assets of the joint venture. At December 31, 2005, $91.6 million remained outstanding.
     Service fees earned by the Company through management, leasing, development and financing activities performed related to the Company’s joint ventures are as follows (in millions):

	For the Year Ended
	December 31,

	2005	2004	2003

Management fees	$16.7	$11.4	$8.3
Acquisition, financing and guarantee fees	2.4	3.0	0.9
Development fees and leasing commissions	5.6	3.8	2.4
Interest income	6.8	1.9	2.9
Disposition fees	0.2	0.2	0.4
Sponsor fees *	—	—	2.9
Structuring fees	—	—	2.6

*	earned by an equity affiliate.
Included in the joint venture net income in 2003 is a gain associated with the early extinguishment of debt of approximately $4.2 million of which the Company’s proportionate share approximated $3.4 million.

Joint Venture Interests

Macquarie DDR Trust
      In November 2003, the Company closed a transaction pursuant to which the Company formed an Australian-based Listed Property Trust, MDT, with Macquarie Bank Limited (ASX: MBL), an international investment bank, advisor and manager of specialized real estate funds in Australia (“MDT Joint Venture”). MDT focuses on acquiring ownership interests in institutional-quality community center properties in the United States.
      At December 31, 2005, MDT, which listed on the Australian Stock Exchange in November 2003, owns an approximate 83% interest in the portfolio. DDR retained an effective 14.5% ownership interest in the assets with MBL primarily owning the remaining 2.5%. DDR has been engaged to provide day-to-day operations of the properties and will receive fees at prevailing rates for property management, leasing, construction management, acquisitions, due diligence, dispositions (including outparcel sales) and financing. Through their joint venture, DDR and MBL will also receive base asset management fees and incentive fees based on the performance of MDT. DDR recorded fees aggregating $2.4 million, $3.0 million and $6.7 million in 2005, 2004 and 2003, respectively, in connection with the acquisition, structuring, formation and operation of the MDT Joint Venture.
      The MDT Joint Venture purchased 12 properties from DDR in 2005 with an aggregate purchase price of approximately $348.0 million. DDR recognized gains of approximately $81.2 million and deferred gains of approximately $13.8 million relating to the Company’s effective 14.5% ownership interest in the venture.

Coventry II
      In 2003, the Company and Coventry Real Estate Advisors (“CREA”) announced the formation of Coventry Real Estate Fund II (the “Fund”). The Fund was formed with several institutional investors and CREA as the investment manager. Neither the Company nor any of its officers own a common equity interest in this Fund or have any incentive compensation tied to this Fund. The Fund and DDR have agreed to jointly acquire value-added retail properties in the United States. DDR is expected, but not obligated, to contribute an additional 20%. The Fund’s strategy is to invest in a variety of retail properties that present opportunities for value creation, such as retenanting, market repositioning, redevelopment or expansion.
      DDR expects to co-invest 20% in each joint venture and will be responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, DDR will earn fees for property management, leasing and construction management. The Company also will earn a promoted interest, along with CREA, above a 10% preferred return after return of capital to fund investors. The retail properties at December 31, 2005, are as follows:

	DDR
	Effective	Square Feet
	Ownership	(Thousands)
Location	Interest	(Unaudited)

Phoenix, Arizona	20%	Under Development
Buena Park, California	20%	697
Merriam, Kansas	20%	Under Development
Kansas City, Missouri	20%	604
San Antonio, Texas	10%	100
Seattle, Washington	20%	273

Retail Value Fund
      In February 1998, the Company and an equity affiliate of the Company entered into an agreement with Prudential Real Estate Investors (“PREI”) and formed the Retail Value Fund (the “PREI Fund”). The PREI Fund’s ownership interests in each of the projects, unless discussed otherwise, are generally structured with the Company owning (directly or through its interest in the management service company) a 24.75% limited partnership interest, PREI owning a 74.25% limited partnership interest and Coventry Real Estate Partners (“Coventry”), which was 75% owned by a consolidated entity of the Company, owning (directly or through its interest in the management service company) a 1% general partnership interest. The PREI Fund invests in retail properties within the United States that are in need of substantial retenanting and market repositioning and may also make equity and debt investments in companies owning or managing retail properties as well as in third party development projects that provide significant growth opportunities. The retail property investments may include enclosed malls, neighborhood and community centers or other potential retail commercial development and redevelopment opportunities.
      The PREI Fund owns the following shopping centers at December 31, 2005:

		Square Feet
	Number of	(Thousands)
Location	Properties	(Unaudited)

Deer Park, Illinois	1	287
Kansas City, Missouri & Kansas City, Kansas	5	493
Austin, Texas	1	281
      In August 2005, the shopping center in Long Beach, California was sold for approximately $75.6 million and the joint venture recognized a gain of $20.2 million, of which the Company’s share is approximately $4.4 million. After adjusting for basis differentials of $2.6 million and promoted returns, the Company recognized $3.8 million in equity in net income of joint ventures.
      In addition, in 2000 the PREI Fund entered into an agreement to acquire ten properties located in western states from Burnham Pacific Properties, Inc. (“Burnham”), with PREI owning a 79% interest, the Company owning a 20% interest and Coventry owning a 1% interest at an aggregating purchase price of $280 million. The Company earns fees for managing and leasing the properties. At December 31, 2005, the joint venture owned three of these properties. The joint venture sold seven of its properties, summarized as follows:

				Company’s
				Proportionate
	Number of	Sales	Joint	Share of
	Properties	Price	Venture	Gain
Year	Sold	(Millions)	Gain	(Millions)

2005	Three (1)	$73.3	$21.1	$6.7
2004	One (1)	84.2	18.6	6.0
2003	Three	57.8	16.1	2.6

(1)	One of the properties was sold over a two-year period. A majority of the shopping center was sold in 2004 and the outparcels were sold in 2005.
     As discussed above, Coventry generally owns a 1% interest in each of the PREI Fund’s investments. Coventry is entitled to receive an annual asset management fee equal to 0.5% of total assets for the Kansas City properties and the property in Deer Park, Illinois. Except for the PREI Fund’s investment associated with properties acquired from Burnham, Coventry is entitled to one-third of all profits (as defined), once the limited partners have received a 10% preferred return and previously advanced capital. The remaining two-thirds of the profits (as defined) in excess of the 10% preferred return is split proportionately among the limited partners.
      With regard to the PREI Fund’s investment associated with the acquisition of shopping centers from Burnham, Coventry has a 1% general partnership interest. Coventry also receives annual asset management fees equal to 0.8% of total revenue collected from these assets, plus a minimum of 25% of all amounts in excess of a 11% annual preferred return to the limited partners that could increase to 35% if returns to the limited partners exceed 20%.

Management Service Companies
      The Company owns a 50% equity ownership interest in a management and development company in St. Louis, Missouri.

KLA/ SM Joint Venture
      In March 2002, the Company entered into a joint venture with Lubert-Adler Funds and Klaff Realty, L.P. (Note 15), which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $242 million. The Company has a 25% interest in the joint venture. In addition, the Company earns fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enabled the joint venture to determine the ultimate disposition

F-20.1

of the real estate interests held by the bankrupt estate. At December 31, 2005, the portfolio consisted of approximately 53 Service Merchandise retail sites totaling approximately 2.9 million square feet. At December 31, 2005, these sites were 77.3% leased.
      The joint venture’s asset sales are summarized as follows:

				Company’s
				Proportionate
	Number of	Sales	Joint	Share of
	Properties	Price	Venture	Gain
Year	Sold	(Millions)	Gain	(Millions)

2005	8	$19.4	$7.6	$1.9
2004	10	20.7	2.0	0.5
2003	22	55.0	5.1	1.3
      The Company also earned disposition, development, management, leasing fees and interest income aggregating $6.4 million, $2.6 million and $2.7 million in 2005, 2004 and 2003, respectively, relating to this investment.

Adoption of FIN 46(R) (Note 1)
      Pursuant to the adoption of FIN 46(R), the following entities were identified as variable interest entities and consolidated into the consolidated balance sheet and consolidated statement of operations of the Company at January 1, 2004:

•	Four joint venture interests that own land in Round Rock, Texas; Opelika, Alabama; Jackson, Mississippi and Monroe, Louisiana. The Company owns a 50%, 11%, 50% and 50% interest in these joint ventures, respectively;

•	A 50% interest in an operating shopping center property in Martinsville, Virginia.
      The Company recorded a charge of $3.0 million as a cumulative effect of adoption of a new accounting standard attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in excess of its cost basis in the partnership.

Sale of Joint Venture Assets to DDR
      The Company purchased its joint venture partner’s interest in the following shopping centers:

•	A 20% interest in a shopping center in Columbus, Ohio purchased in 2005;

•	A 50% interest in a shopping center in Littleton, Colorado purchased in 2004;

•	A 50% interest in a shopping center in Leawood, Kansas purchased in 2003 and

•	A 51% interest in a shopping center acquired through the JDN merger located in Suwanee, Georgia purchased in 2003.
      The MDT Joint Venture acquired the interest in one and seven shopping centers owned through other joint venture interests in 2004 and 2003, respectively.
      The Company’s joint venture agreements generally include provisions whereby each partner has the right to trigger a purchase or sale of its interest in the joint venture (Reciprocal Purchase Rights) or to initiate a purchase or sale of the properties (Property Purchase Rights) after a certain number of years or if either party is in default of the joint venture agreements. Under these provisions, the Company is not obligated to purchase the interest of its outside joint venture partners.

Discontinued Operations
      Included in discontinued operations in the combined statements of operations for the joint ventures are the following properties sold subsequent to December 31, 2002:

•	A 20% interest in seven properties held in the PREI Fund originally acquired from Burnham. The shopping centers in Richmond, California and San Ysidro, California were sold in 2005. The shopping centers in City of Industry, California and Mission Viejo, California were sold in 2004. The shopping centers in Fullerton, California; Sacramento, California and Bellingham, Washington were sold in 2003;

•	A 20% interest in one property held in the Community Center Joint Ventures sold in 2003;

•	A 24.75% interest in a property held in the PREI Fund in Long Beach, California sold in 2005;

•	A 24.75% interest in a property held through the PREI Fund in Kansas City, Kansas sold in 2003;

•	An approximate 25% interest in several Service Merchandise sites sold in 2005, 2004 and 2003;

•	A 35% interest in a shopping center in San Antonio, Texas sold in 2004;

•	A 50% interest in a shopping center in St. Louis, Missouri sold in 2003 and

•	An 83.75% interest in a former Best Product site sold in 2003.

3.	Acquisitions and Pro Forma Financial Information

Acquisitions
      During the first quarter of 2003, the Company’s and JDN Real Estate Corporation’s (“JDN”) shareholders approved a definitive merger agreement pursuant to which JDN shareholders received 0.518 common shares of DDR in exchange for each share of JDN common stock on March 13, 2003. The Company issued 18.0 million common shares valued at $21.22 per share based upon the average of the closing prices of DDR common shares between October 2, 2002, and October 8, 2002, the period immediately prior to and subsequent to the announcement of the merger. The transaction initially valued JDN at approximately $1.1 billion, which included approximately $606.2 million of assumed debt at fair market value and $50 million of voting preferred shares. In the opinion of management, the $50 million of preferred shares represented fair value as these shares were subsequently redeemed in September 2003 (Note 12). Through this merger, DDR acquired 102 retail assets aggregating 23 million square feet, including 16 development properties comprising approximately six million square feet of total GLA. Additionally, DDR acquired a development pipeline of several properties. Included in the assets acquired are the land, building and tenant improvements associated with the underlying real estate. The other assets allocation relates primarily to the value associated with in-place leases and tenant relationships of the properties (Note 6). The Company determined that the in-place leases acquired approximated fair market value; therefore, there was no separate allocation in the purchase price for above-market or below-market leases. The Company entered into the merger to acquire a large portfolio of assets. The revenues and expenses relating to the JDN properties are included in DDR’s historical results of operations from the date of the merger, March 13, 2003.
      In March 2004, the Company entered into an agreement to purchase interests in 110 retail real estate assets, with approximately 18.8 million square feet of GLA, from Benderson Development Company and related entities (“Benderson”). The purchase price of the assets, including associated expenses, was approximately $2.3 billion, less assumed debt and the value of a 2% equity interest in certain assets valued at approximately $16.2 million at December 31, 2005, that Benderson retains as set forth below. Benderson transferred a 100% ownership in certain assets or entities owning certain assets. The remaining assets are held by a joint venture in which the Company holds a 98.0% interest and Benderson holds a 2.0% interest. Benderson’s minority interest is classified as operating partnership minority interests on the Company’s consolidated balance sheet.
      The Company completed the purchase of 107 properties, including 14 purchased directly by the MDT Joint Venture (Note 2) and 52 held by a consolidated joint venture with Benderson at various dates commencing May 14, 2004, through December 21, 2004. The remaining three properties will not be acquired.
      With respect to the consolidated joint venture, in December 2005 Benderson exercised its right to cause the joint venture to redeem its 2.0% interest for a price equal to the agreed upon value of the interest in January 2006 of approximately $14.2 million, adjusted to reflect changes in the price of the Company’s common shares during the period in which Benderson holds the 2.0% interest, less certain capital distributions Benderson received from the joint venture. The Company elected to satisfy the joint venture’s obligation by issuing DDR common shares in February 2006.
      The Company funded the transaction through a combination of new debt financing of approximately $450 million, net proceeds of approximately $164.2 million from the issuance of 6.8 million cumulative preferred shares, net proceeds of approximately $491 million from the issuance of 15.0 million common shares, asset transfers to the MDT Joint Venture that generated net proceeds of approximately $194.3 million (Note 2), line of credit borrowings and assumed debt. With respect to the assumed debt, the fair value was approximately $400 million, which included an adjustment of approximately $30 million to increase its stated principal balance, based on rates for debt with similar terms and remaining maturities as of May 2004. Included in the assets acquired are the land, building and tenant improvements associated with the underlying real estate. The other assets allocation of $30.9 million relates primarily to in-place leases, leasing commissions, tenant relationships and tenant improvements of the properties (Note 6). There was a separate allocation in the purchase price of $4.7 million for certain below-market leases. The Company entered into this transaction to acquire the largest, privately owned retail shopping center portfolio in markets where the Company previously did not have a strong presence.
      In January 2005, the Company completed the acquisition of 15 Puerto Rican retail real estate assets from Caribbean Property Group, LLC and related entities (“CPG”) for approximately $1.2 billion (“CPG Properties”). The financing for the transaction was provided by the assumption of approximately $660 million of existing debt and line of credit borrowings on the Company’s $1.0 billion senior unsecured credit facility and the application of a $30 million deposit funded in 2004. Included in the assets acquired are the land, building and tenant improvements associated with the underlying real estate. The other assets allocation of $12.6 million relates primarily to in-place leases, leasing commissions, tenant relationships and tenant improvements of the properties (Note 6). There was a separate allocation in the purchase price of $8.1 million for above-market leases and $1.4 million for below-market leases. The Company entered into this transaction to obtain a shopping center portfolio in Puerto Rico, a market where the Company previously did not have any assets.
      In mid-September 2005, the Mervyns Joint Venture acquired the underlying real estate of 36 operating Mervyns stores for approximately $396.2 million. The assets were acquired from several funds, one of which was managed by Lubert-Adler Real Estate Funds (Note 15). The Mervyns Joint Venture, owned approximately 50% by the Company and 50% by MDT, obtained approximately $258.5 million of debt, of which $212.6 million is a five-year secured non-recourse financing at a fixed rate of approximately 5.2%, and $45.9 million is at LIBOR plus 72 basis points for two years. The Company is responsible for the day-to-day management of the assets and receives fees in accordance with the same fee schedule as the MDT Joint Venture for property management services.
      During 2005, the Company received approximately $2.5 million of acquisition and financing fees in connection with the acquisition of the Mervyns assets. Pursuant to FIN 46(R), the Company is required to consolidate the Mervyns Joint Venture and, therefore, the $2.5 million of fees has been eliminated in consolidation and has been reflected as an adjustment in basis and is not reflected in net income.

Pro Forma Financial Information
      The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2005, as if the acquisition of the CPG Properties were completed on January 1, 2005. The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2004, as if the acquisition of the CPG Properties, the common share offering completed in December 2004 and the acquisition of the properties from Benderson and related financing activity, including the sale of eight wholly-owned assets to the MDT Joint Venture, were completed on January 1, 2004. The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2003, as if the JDN merger and the acquisition of the properties from Benderson and related financing activity, including the sale of eight wholly-owned assets to the MDT Joint Venture, were completed on January 1, 2003. Pro forma amounts include transaction costs, general and administrative expenses, losses on investments and settlement costs. JDN reported settlement costs in its historical results of approximately $19.3 million for the year ended December 31, 2003, which management believes to be non-recurring.
      These acquisitions were accounted for using the purchase method of accounting. The revenues and expenses related to assets and interests acquired are included in the Company’s historical results of operations from the date of purchase.

      The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated; nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

	For the Year Ended December 31
	(Unaudited)

	2005	2004	2003

Pro forma revenues	$735,121	$739,458	$618,026

Pro forma income from continuing operations	$177,587	$211,230	$175,344

Pro forma income from discontinued operations	$18,467	$15,918	$7,774

Pro forma income before cumulative effect of adoption of a new accounting standard	$284,194	$311,790	$267,026

Pro forma net income applicable to common shareholders	$229,025	$253,620	$202,126

Per share data:
Basic earnings per share data:
Income from continuing applicable to common shareholders	$1.94	$2.24	$1.94
Income from discontinued operations	0.17	0.15	0.08
Cumulative effect of adoption of a new accounting standard	—	(0.03)	—

Net income applicable to common shareholders	$2.11	$2.36	$2.02

Diluted earning per share data:
Income from continuing operations to common shareholders	$1.93	$2.22	$1.91
Income from discontinued operations	0.17	0.15	0.08
Cumulative effect of adoption of a new accounting standard	—	(0.03)	—

Net income applicable to common shareholders	$2.10	$2.34	$1.99

      The supplemental pro forma financial information does not present the acquisitions described below or the disposition of real estate assets.
      During the year ended December 31, 2005, the Company acquired its partner’s 20% interest in one joint venture. This property aggregates approximately 0.4 million square feet of Company-owned GLA at an initial aggregate investment of approximately $3.2 million. Additionally, the Company acquired one Mervyns site for approximately $14.4 million.
      During the year ended December 31, 2004, the Company acquired a 20% interest in two shopping centers and an effective 10% interest in a shopping center. Additionally, the Company acquired its partner’s 50% interest in a joint venture. These four properties aggregate approximately 2.4 million square feet of Company-owned GLA at an initial aggregate investment of approximately $180 million.
      During the year ended December 31, 2003, the Company also acquired two shopping centers, a 67% interest in a shopping center, a 25% interest in a shopping center and a 20% interest in a shopping center. Additionally, the Company acquired its partner’s 50% interest in two joint ventures and another partner’s 51% interest in a joint venture. These eight properties aggregate approximately 3.3 million square feet of Company-owned GLA at an initial aggregate investment of approximately $223.0 million.

4.	Notes Receivable
      The Company owns notes receivables aggregating $25.0 million and $17.8 million, including accrued interest, at December 31, 2005 and 2004, respectively, which are classified as held to maturity. The notes are secured by certain rights in future development projects and partnership interests. The notes bear interest ranging from 5.8% to 12.0% with maturity dates ranging from payment on demand through July 2026.
      Included in notes receivable are $23.2 million and $15.8 million of tax incremental financing bonds or notes (“TIF Bonds”), plus accrued interest at December 31, 2005 and 2004, respectively, from the Town of Plainville,

Connecticut (the “Plainville Bonds”), the City of Merriam, Kansas (the “Merriam Bonds”) and the City of St. Louis, Missouri (the “Southtown Notes”). The Plainville Bonds, with total receivables of $7.2 million at December 31, 2005 and 2004, mature in April 2021 and bear interest at 7.125%. The Merriam Bonds, with total receivables of $8.0 million and $8.6 million at December 31, 2005 and 2004, respectively, mature in February 2016 and bear interest at 6.9%. The Southtown Notes, with total receivables of $8.0 million at December 31, 2005, mature in July 2026 and bear interest ranging from 5.75% to 7.25%. Interest and principal are payable from the incremental real estate taxes generated by the shopping center and development project pursuant to the terms of the financing agreement.

5.	Deferred Charges
      Deferred charges consist of the following (in thousands):

	December 31,

	2005	2004

Deferred financing costs	$31,681	$24,874
Less: Accumulated amortization	(10,524)	(10,715)

	$21,157	$14,159

      The Company incurred deferred finance costs aggregating $13.1 million and $6.9 million in 2005 and 2004, respectively. Deferred finance costs paid in 2005 primarily relate to the modification of the Company’s unsecured revolving credit agreements and term loan (Note 7), issuance of medium term notes (Note 8) and mortgages payable (Note 9) on the Mervyns assets. Deferred finance costs paid in 2004 primarily relate to the Company’s unsecured revolving credit agreements and term loan (Note 7) and issuance of medium term notes (Note 8). Amortization of deferred charges was $6.1 million and $5.6 million for the years ended December 2005 and 2004, respectively.

6.	Other Assets
      Other assets consist of the following (in thousands):

	December 31,

	2005	2004

Intangible Assets:
In-place leases (including lease origination costs and fair market value of leases), net	$2,568	$10,127
Tenant relations, net	14,538	12,689

Total intangible assets	17,106	22,816
Other assets:
Fair value hedge	292	2,263
Prepaids, deposits and other assets	44,657	68,559

Total other assets	$62,055	$93,638

      The intangible assets relate primarily to acquisitions in connection with the JDN merger, Benderson and CPG (Note 3). The amortization period of the in-place leases and tenant relations is approximately two to 31 years and ten years, respectively. The Company recorded amortization expense of approximately $6.1 million, $4.0 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated amortization expense associated with the Company’s intangible assets is $4.5 million, $3.1 million, $3.0 million, $3.0 million and $3.0 million for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively. Other assets consist primarily of deposits, land options and other prepaid expenses. At December 31, 2004, other assets included a $30 million deposit in connection with the acquisition of the CPG Properties in January 2005.

7.	Revolving Credit Facilities and Term Loans
      The Company maintains its primary $1.0 billion unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”).

The facility was amended in March 2005. As a result of the amendment, the facility provides for an accordion feature for the future expansion to $1.25 billion and extended the maturity date to May 2008. The facility includes a competitive bid option for up to 50% of the facility. The Company’s borrowings under this facility bear interest at variable rates at the Company’s election, based on the prime rate as defined in the facility or LIBOR, plus a specified spread (0.675% at December 31, 2005). The specified spread over LIBOR varies depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets, debt service coverage and fixed charge coverage. The facility also provides for a facility fee of 0.175% on the entire facility. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties to provide working capital and for general corporate purposes. At December 31, 2005 and 2004, total borrowings under this facility aggregated $150.0 million and $60.0 million, respectively, with a weighted average interest rate of 4.6% and 3.0%, respectively.
      In 2005, the Company also consolidated its two secured revolving credit facilities with National City Bank aggregating $55 million into a $60 million unsecured revolving credit facility (together with the $1.0 billion Unsecured Credit Facility, the “Revolving Credit Facilities”). The facility matures in May 2008. Following the consolidation, borrowings under these facilities bear interest at variable rates based on the prime rate as defined in the facility or LIBOR plus a specified spread (0.675% at December 31, 2005). The spread is dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets, debt service coverage and fixed charge coverage. At December 31, 2005 and 2004, there were no borrowings outstanding.
      The Company has entered into several term loan facilities (collectively the “Term Loans”) with various lenders. These loans are summarized as follows:

			Borrowings		Weighted
			Outstanding		Average
	Spread		(Millions)		Interest Rate
	Over		December 31,		December 31,
	LIBOR	Maturity
Financial Institution	12/31/05	Date	2005	2004	2005	2004

Key Bank Capital Markets and Banc of America Securities LLC and several other lenders (1)	0.85%	June 2008	$220.0	$—	5.1%	—
JP Morgan and several other lenders (2)	0.75%	May 2007	$200.0	$200.0	5.1%	3.2%
Bank of America and Wells Fargo Bank and several other lenders (3)	1.0%	March 2005	$—	$150.0	—	3.4%

(1)	Facility allows for two one-year extension options and an accordion feature that allows for a future increase to $400 million. The term loan is secured by the equity in certain assets that are already encumbered by first mortgages.

(2)	The Company exercised a one-year extension option and the facility allows for an additional one-year extension option.

(3)	The proceeds from this facility were used to repay JDN’s revolving credit facility and JDN’s $85 million MOPPRS debt and related call option, which matured on March 31, 2003. The unsecured term loan was repaid at maturity.
     For each of the Term Loans, the spread is dependent on the Company’s corporate credit ratings from Standard & Poor’s and Moody’s Investor Service. The Term Loans are subject to the same covenants associated with the Unsecured Credit Facility discussed above.
      Total fees paid by the Company on its Revolving Credit Facilities and Term Loans in 2005, 2004 and 2003 aggregated approximately $2.0 million, $1.7 million and $1.4 million, respectively. At December 31, 2005 and 2004, the Company was in compliance with all of the financial and other covenant requirements.

8.	Fixed Rate Notes
      The Company had outstanding unsecured notes of $2.0 billion and $1.2 billion at December 31, 2005 and 2004, respectively. Several of the notes were issued at a discount aggregating $6.0 million and $5.1 million at

December 31, 2005 and 2004, respectively. The effective interest rates of the unsecured notes range from 4.1% to 8.4% per annum.
      The Company issued the following notes in 2005:

	Amount				Effective
Issue Date	(Millions)	Maturity Date	Coupon Rate	% of Par	Interest Rate

April 2005	$200.0	May 3, 2010	5.0%	99.806%	5.1%
April 2005	$200.0	May 1, 2015	5.5%	99.642%	5.5%
October 2005	$350.0	October 15, 2012	5.375%	99.52%	5.3%
      The above fixed rate notes have maturities ranging from March 2007 to July 2018. Interest coupon rates ranged from approximately 3.875% to 7.5% (averaging 5.3% at December 31, 2005 and 2004). The notes issued aggregating $211.9 million prior to December 31, 2001, may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements. The notes issued subsequent to 2001 and the notes assumed with the JDN merger, aggregating $1,754.0 million at December 31, 2005, may be redeemed based upon a yield maintenance calculation. The notes issued in October 2005 are redeemable prior to maturity at par value plus a make-whole premium. If the notes issued in October 2005 are redeemed within 90 days of the maturity date, no make-whole premium will be paid. The fixed rate senior notes were issued pursuant to an indenture dated May 1, 1994, as amended, which contains certain covenants including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. Interest is paid semi-annually in arrears.

9.	Mortgages Payable and Scheduled Principal Repayments
      At December 31, 2005, mortgages payable, collateralized by investments and real estate with a net book value of approximately $2.6 billion and related tenant leases, are generally due in monthly installments of principal and/or interest and mature at various dates through 2028. Fixed rate debt obligations included in mortgages payable at December 31, 2005 and 2004, aggregated approximately $1,173.3 million and $959.3 million, respectively. Fixed interest rates ranged from approximately 4.4% to 10.2% (averaging 6.6% and 6.8% at December 31, 2005 and 2004, respectively). Variable rate debt obligations totaled approximately $181.4 million and $129.3 million at December 31, 2005 and 2004, respectively. Interest rates on the variable rate debt averaged 5.3% and 3.7% at December 31, 2005 and 2004, respectively.
      Included in mortgage debt is $15.1 million and $15.8 million of tax exempt certificates with a weighted average fixed interest rate of 7.0% at December 31, 2005 and 2004, respectively. As of December 31, 2005, the scheduled principal payments of the Revolving Credit Facilities, Term Loans, fixed rate senior notes and mortgages payable (excluding the effect of the fair value hedge which was $0.3 million at December 31, 2005) for the next five years and thereafter are as follows (in thousands):

Year	Amount

2006	$59,371
2007	609,717
2008	634,772
2009	377,497
2010	745,629
Thereafter	1,463,723

$3,890,709

      Included in principal payments are $200 million in the year 2007 and $370 million in the year 2008, associated with the maturing of the Term Loans and the Revolving Credit Facilities.

10.	Financial Instruments
      The following methods and assumptions were used by the Company in estimating fair value disclosures of financial instruments:

Cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accruals and other liabilities
      The carrying amounts reported in the balance sheet for these financial instruments approximated fair value because of their short-term maturities. The carrying amount of straight-line rents receivable does not materially differ from its fair market value.

Notes receivable and advances to affiliates
      The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $129.9 million and $45.8 million at December 31, 2005 and 2004, respectively, as compared to the carrying amounts of $127.7 million and $44.4 million, respectively. The carrying value of the TIF Bonds and Notes (Note 4) approximated its fair value at December 31, 2005 and 2004. The fair value of loans to affiliates is not readily determinable and has been estimated by management.

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
      Financial instruments at December 31, 2005 and 2004, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior notes	$1,966,268	$1,960,210	$1,220,143	$1,235,684
Term Loans	420,000	420,000	350,000	350,000
Mortgages payable	1,354,733	1,387,136	1,088,547	1,130,575

	$3,741,001	$3,767,346	$2,658,690	$2,716,259

Accounting Policy for Derivative and Hedging Activities
      All derivatives are recognized on the balance sheet at their fair value. On the date that the Company enters into a derivative, it designates the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability or forecasted transaction. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective is recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is reported in current earnings.
      From time to time, the Company enters into interest rate swaps to convert certain fixed-rate debt obligations to a floating rate (a “fair value hedge”). This is consistent with the Company’s overall interest rate risk management strategy to maintain an appropriate balance of fixed rate and variable rate borrowings. Changes in the fair value of derivatives that are highly effective and that are designated and qualify as a fair value hedge, along with changes in the fair value of the hedged liability that are attributable to the hedged risk, are recorded in current-period earnings. If hedge accounting is discontinued due to the Company’s determination that the relationship no longer qualified as an effective fair value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged liability for changes in fair value.
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

Risk Management
      The Company enters into derivative contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility, or in the case of a fair value hedge to minimize the impacts of changes in the fair value of the debt. The Company does not typically utilize these arrangements for trading or speculative purposes. The principal risk to the Company through its interest rate hedging strategy is the potential inability of the financial institutions, from which the interest rate swaps were purchased, to cover all of their obligations. To mitigate this exposure, the Company purchases its interest rate swaps from major financial institutions.

Cash Flow Hedges
      In June 2003, the Company entered into a $30 million interest rate swap for a two-year term effectively converting floating rate debt of a secured construction loan into fixed rate debt with an effective interest rate of 2.8%. In January 2003, the Company entered into a $50 million interest rate swap for a two-year term, effectively converting floating rate debt under the Unsecured Credit Facility into fixed rate debt with an interest rate of 2.7%. In March 2002, the Company entered into an interest rate swap agreement, with a notional amount of $60 million for a five-year term, effectively converting a portion of the outstanding fixed rate debt under a fixed rate senior note to a variable rate of six-month LIBOR.
      In February 2005, the Company entered into an aggregate notional amount of $286.8 million of treasury locks. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments expected to commence during the second quarter of 2005. The treasury locks were terminated in connection with the issuance of $400 million of unsecured senior notes in April 2005 (Note 8). In May 2005 and September 2005, the Company entered into treasury locks with notional amounts of $200.0 million and $193.1 million, respectively. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments relating to the anticipated issuance of fixed rate borrowings, with a maximum term of seven years, in connection with the refinancing of the debt assumed with the CPG Properties acquisition. The treasury locks were terminated in connection with the issuance of $350 million of unsecured senior notes in October 2005 (Note 8). The effective portion of these hedging relationships has been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to interest expense.
      As of December 31, 2005 and 2004, the aggregate fair value and recorded ineffectiveness of its derivatives was immaterial. The fair value of its derivatives is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

Joint Venture Derivative Instruments
      At December 31, 2005 and 2004, certain of the Company’s joint ventures had interest rate swaps aggregating $150 million and $75 million, respectively, converting a portion of the variable rate mortgage debt to a weighted average fixed rate of approximately 5.99% and 5.5%, respectively. The aggregate fair value of these instruments at December 31, 2005 and 2004, was not material.
      In March 2005, one of the Company’s joint ventures, in which the Company has a 50% interest, entered into a notional amount of $277.5 million of treasury locks to hedge the benchmark interest rate associated with forecasted interest payments expected to commence during the third quarter of 2005. The treasury locks were terminated at maturity, and the Company’s proportionate share of the effective portion of this hedging relationship has been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to interest expense.

11.	Commitments and Contingencies

Leases
      The Company is engaged in the operation of shopping centers, which are either owned or, with respect to certain shopping centers, operated under long-term ground leases, which expire at various dates through 2070, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to 30 years and, in some cases, for annual rentals subject to upward adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements.
      The scheduled future minimum revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

2006	$514,277
2007	484,541
2008	446,571
2009	404,546
2010	360,190
Thereafter	2,019,963

$4,230,088

      Scheduled minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows (in thousands):

2006	$5,387
2007	4,935
2008	4,914
2009	4,690
2010	4,621
Thereafter	208,552

$233,099

      There were no material capital leases in which the Company was the lessee or lessor at December 31, 2005 or 2004.

Commitments and Guarantees
      In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction of shopping centers aggregating approximately $59.7 million as of December 31, 2005.
      As discussed in Note 2, the Company and certain equity affiliates entered into several joint ventures with various third party developers. In conjunction with certain joint venture agreements, the Company and/or its equity affiliate has agreed to fund the required capital associated with approved development projects, comprised principally of outstanding construction contracts, aggregating approximately $19.1 million as of December 31, 2005. The Company and/or its equity affiliate is entitled to receive a priority return on capital advances at rates ranging from 8.0% to 12.0%.
      In connection with certain of the Company’s joint ventures, the Company agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $20.4 million at December 31, 2005. The Company and its joint venture partner provided a $33.0 million payment and performance guaranty on behalf of the Mervyns Joint Venture to the joint venture’s lender in certain events such as the bankruptcy of Mervyns. The Company’s maximum obligation is equal to its effective 50% ownership percentage, or $16.5 million.
      In November 2003, the Company entered into an agreement with DRA Advisors, its partner in the Community Centers contributed to the MDT Joint Venture, to pay a $0.8 million annual consulting fee for 10 years for ongoing services relating to the assessment of financing and strategic investment alternatives.
      In connection with the sale of one of the properties to the MDT Joint Venture, the Company deferred the recognition of approximately $2.9 million and $3.6 million at December 31, 2005 and 2004, respectively, of the gain on sale of real estate related to a shortfall agreement guarantee maintained by the Company. The MDT Joint Venture is obligated to fund any shortfall amount caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center. The Company is obligated to pay any shortfall to the extent that the shortfall is not caused by the failure of the landlord or tenant to pay taxes when due and payable on the shopping center. No shortfall payments have been made on this property since the completion of construction in 1997.
      The Company entered into master lease agreements with the MDT Joint Venture in 2003, 2004 and 2005 with the transfer of properties to the joint venture recorded as a liability and reduction of its gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At December 31, 2005 and 2004, the Company’s obligation, included in accounts payable and other expenses, totaled approximately $4.9 million and $7.2 million, respectively.
      In connection with the KLA/ SM joint venture, the Company guaranteed the base rental income from one to three years for various affiliates of the KLA/ SM joint venture in the aggregate amount of $2.6 million. The Company has not recorded a liability for the guarantee, as the subtenants of the KLA/ SM affiliates are paying rent as due. The Company has recourse against the other parties in the partnership in the event of default. No assets of the Company are currently held as collateral to pay this guarantee.
      In the event of any loss or the reduction in the historic tax credit allocated or to be allocated to a joint venture partner in connection with a historic commercial parcel acquired in 2002, the Company guaranteed payment in the maximum amount of $0.7 million to the other joint venture partner. The Company has a liability recorded as of December 31, 2005, related to this guarantee. The Company does not have recourse against any other party in the event of default. No assets of the Company are currently held as collateral to pay this guarantee.
      The Company entered into master lease agreements with the DDR Markaz II joint venture in October 2004 in connection with the transfer of properties to the joint venture at closing. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At December 31, 2005 and 2004, the Company’s master lease obligation, included in accounts payable and other expenses, totaled $2.5 million and $4.4 million, respectively.
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
      The Company continually monitors obligations and commitments entered into on behalf of the Company. There have been no other items entered into by the Company since December 31, 2003, through December 31, 2005, other than as described above.

Legal Matters
      In January 2004, the appellate court denied the Company’s appeal of a judgment in the amount of $8.0 million, plus interest and attorneys’ fees, against the Company and two other defendants, in connection with a verdict reached in a civil trial involving a claim filed by Regal Cinemas relating to a property owned by the Company. After consultation with legal counsel, the Company determined that it would not appeal the appellate court’s ruling. The Company accrued a liability of $9.2 million included in other expense on the consolidated statements of operations, representing the judgment plus accrued interest and legal costs, at December 31, 2003. In 2004, the Company paid $8.9 million, representing the amount of the judgment, accrued interest and amounts due for the attorneys’ fees. Based on the obligations assumed by the Company in connection with the acquisition of the property and the Company’s policy to indemnify officers and employees for actions taken during the course of company business, the judgment was not apportioned among the defendants (Note 15).
      In addition to the judgment discussed above, the Company and its subsidiaries are also subject to various legal proceedings which, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by liability insurance. While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

12.	Minority Equity Interests, Preferred Operating Partnership Minority Interests, Operating
Partnership Minority Interests, Preferred Shares and Common Shares

Minority Equity Interests
      Minority equity interests consist of the following (in millions):

	December 31,

	2005	2004

Mervyns Joint Venture	$75.1	$—
Shopping centers and development parcels in Missouri, New York, Texas and Utah	6.8	6.4
Business center in Massachusetts	14.3	14.0
Coventry	3.0	3.3

	$99.2	$23.7

      In December 2003, the Company purchased the remaining 5% interest in a management service company, which owns, as of December 31, 2005, a 75% interest in Coventry (Notes 2 and 15) and accordingly consolidated the ownership in an 83.75% joint venture interest in RVIP I.

Preferred Operating Partnership Minority Interests
      The Company held, through a consolidated partnership, a $75 million and $105 million private placement of 8.875% and 9.0%, cumulative perpetual preferred “down-REIT” preferred partnership units, respectively (“Preferred OP Units”) with an institutional investor. In March 2003, these Preferred OP Units were redeemed for $175 million. The difference between the carrying amount of the Preferred OP Units of $175 million and the stated liquidation (i.e., redemption) amount of $180 million was recorded as a charge to net income applicable to common shareholders. This $5.0 million charge in 2003 related to the recording of the original issuance costs associated with the Preferred OP Units.

Operating Partnership Minority Interests
      At December 31, 2005 and 2004, the Company had 1,349,822 OP Units outstanding. These OP Units are exchangeable, under certain circumstances and at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. The OP Unit holders are entitled to receive distributions, per OP Unit, generally equal to the per share distributions on the Company’s common shares.
      In 2004, the Company issued 0.5 million OP Units in conjunction with the purchase of assets from Benderson. In December 2005, Benderson exercised its option to convert its remaining 0.4 million OP Units (Note 3) effective February 2006. The Company agreed to issue an equivalent number of common shares of the Company. In addition, in 2004 the Company exchanged 284,304 OP Units for common shares of the Company including 60,260 OP Units issued to Benderson. These transactions were treated as a purchase of minority interest.

Preferred Shares
      The Company’s preferred shares outstanding at December 31 are as follows (in thousands):

	2005	2004

Class F — 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at December 31, 2005 and 2004	$150,000	$150,000
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at December 31, 2005 and 2004	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at December 31, 2005 and 2004	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 360,000 shares authorized; 360,000 shares issued and outstanding at December 31, 2005 and 2004	170,000	170,000

	$705,000	$705,000

      Preferred share issuances over the three-year period ended December 31, 2005, are as follows:

		Liquidation		Net
		Amount	Dividend	Proceeds
Issuance	Issuance Date	(In Millions)	Rate	(In Millions)

Preferred I	May 2004	$170.0	7.5%	$164.2
Preferred H (1)	July 2003	$205.0	7.375%	$197.9
Preferred V (2)	May 2003	$50.0	9.375%	$50.0
Preferred G (3)	March 2003	$180.0	8.0%	$173.6

(1)	Proceeds from this offering were used to redeem all of the outstanding 8.375% Preferred C Depositary shares, 8.68% Preferred D Depositary Shares and 9.375% Preferred V shares for cash, aggregating approximately $204.0 million. The original issuance costs of the Class C and Class D shares aggregating $5.7 million were recorded as a charge to net income applicable to common shareholders upon redemption.

(2)	Issued in conjunction with the JDN merger and redeemed in September 2003. See (1) above.

(3)	Proceeds used to redeem the $180 million Preferred Units (discussed above).
     The Class F and G depositary shares represent 1/10 of a share of their respective preferred class of shares and have a stated value of $250 per share, and the Class H and I depositary shares represent 1/20 of a share of a preferred share and have a stated value of $500 per share. The Class F, Class G, Class H and Class I depositary shares are not redeemable by the Company prior to March 27, 2007; March 28, 2008; July 28, 2008 and May 7, 2009, respectively, except in certain circumstances relating to the preservation of the Company’s status as a REIT.
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

Common Shares
      The Company’s common shares have a $0.10 per share stated value.
      Common share issuances over the three-year period ended December 31, 2005, are as follows:

		Net
	Shares	Proceeds
Issuance Date	(In Millions)	(In Millions)

December 2004	5.45	$246
May 2004	15.0	$491
March 2003	18.0	$382	(1)

(1)	Issued in conjunction with the JDN merger.

Common Shares in Treasury and Deferred Obligation
      In 2005, 2004 and 2003, certain officers and a director of the Company completed a stock for stock option exercise and received approximately 0.1 million, 1.0 million and 1.2 million common shares, respectively, in exchange for 0.1 million, 0.6 million and 0.7 million common shares of the Company. The receipt of approximately 0.4 million of these common shares in 2003 was deferred pursuant to a deferral plan. In addition, vesting of restricted stock grants approximating 0.1 million, 0.1 million and 45,000 shares in 2005, 2004 and 2003 respectively, of common stock of the Company were deferred.
      The shares associated with the option exercises and restricted stock vesting were deferred into the Company’s non-qualified deferred compensation plans. In connection with shares deferred, the Company recorded $1.4 million, $1.9 million and $8.3 million in shareholders’ equity as deferred obligations in 2005, 2004 and 2003, respectively.

13.	Other Income
      Other income from continuing operations was comprised of the following (in thousands):

	For the Year Ended December 31,

	2005	2004	2003

Lease terminations and bankruptcy settlements	$5,912	$9,827	$6,718
Acquisitions and financing fees	2,424	2,997	3,511
Settlement of call option	—	—	2,400
Sale of option rights	—	—	796
Other, net	964	257	349

	$9,300	$13,081	$13,774

14.	Disposition of Real Estate and Real Estate Investments and Discontinued Operations

Discontinued Operations
      During the year ended December 31, 2005, the Company sold 35 properties, which were classified as discontinued operations for the years ended December 31, 2005, 2004 and 2003, aggregating 3.8 million square feet. The Company did not have any properties considered as held for sale at December 31, 2005 or 2004. Included in discontinued operations for the three years ending December 31, 2005, are 63 properties aggregating 5.5 million square feet. Of these properties, 32 had been previously included in the shopping center segment, and 31 of these centers had been previously included in the business center segment (Note 19). The operations of these properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for each of the three years ended December 31, 2005, included herein.

      The operating results relating to assets sold or designated as assets held for sale after December 31, 2002, are as follows (in thousands):

	For the Year Ended December 31,

	2005	2004	2003

Revenues	$21,395	$35,672	$38,422

Expenses:
Operating	9,139	13,402	13,660
Impairment charge	642	586	2,640
Interest, net	3,914	5,902	6,293
Depreciation	5,833	8,472	8,514
Minority interests	67	(47)	1

	19,595	28,315	31,108

Income from discontinued operations	1,800	7,357	7,314
Gain on sales of real estate	16,667	8,561	460

	$18,467	$15,918	$7,774

      During 2005, the Company recorded a net gain on the sale of 35 assets of $16.7 million. In the second quarter of 2005, the Company recorded an impairment charge of $0.6 million relating to one remaining former Best Products site. This impairment charge was reclassified into discontinued operations (see table above) due to the sale of the property in the third quarter of 2005.
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

Disposition of Real Estate and Real Estate Investments
      The Company recorded gains on disposition of real estate and real estate investments for the three years ended December 31, 2005, as follows:

	For the Year Ended
	December 31,

	2005	2004	2003

Transfer of assets to an effectively 14.5% owned joint venture (1)	$81.2	$65.4	$41.3
Transfer of assets to a 20% owned joint venture (2)	—	2.5	25.8
Transfer of assets to a 10% owned joint venture (3)	—	4.2	—
Land sales (4)	6.0	14.3	6.8
Previously deferred gains (5)	0.9	0.8	—
Loss on sale of non-core assets (6)	—	(2.6)	—

	$88.1	$84.6	$73.9

(1)	The Company transferred 12, 11 and four assets in 2005, 2004 and 2003, respectively. These dispositions are not classified as discontinued operations because of the Company’s continuing involvement due to its retained ownership interest and management agreements.

(2)	The Company transferred 13 and seven assets in 2004 and 2003, respectively. These dispositions are not classified as discontinued operations because of the Company’s continuing involvement due to its retained ownership interest and management agreements.

(3)	The Company transferred 12 assets in 2004. These dispositions are not classified as discontinued operations because of the Company’s continuing involvement due to its retained ownership interest and management agreements.

(4)	These sales did not meet the discontinued operations disclosure requirement.

(5)	Primarily released to earnings upon the leasing of units associated with master lease obligations and other obligations.

(6)	May be recovered through an earnout arrangement with the buyer over the next several years.

15.	Transactions With Related Parties
      In December 2004, the Company purchased the remaining 0.21% minority interest in five shopping centers acquired in 2002. The minority interest was owned by the employees of an equity affiliate in which the Company effectively owned a 79% interest in 2004. The Company acquired this minority interest in December 2004 for approximately $2.6 million. The Company sold a 4% interest in Coventry to certain Coventry employees in 2005. At December 31, 2005, the Company owns a 75% interest in Coventry.
      As discussed in Note 2, the Company entered into the KLA/ SM joint venture in March 2002 with Lubert-Adler Funds, which is owned in part by a Director of the Company.
      As discussed in Note 2, the Company entered into a joint venture with Lubert-Adler Funds, which is owned in part by a Director of the Company. The asset owned by the joint venture was sold in connection with the MDT Joint Venture in November 2003. In September 1999, the Company transferred its interest in a shopping center under development in Coon Rapids, Minnesota, a suburb of Minneapolis, to a joint venture in which the Company retained a 25% economic interest. The remaining 75% economic interest was held by private equity funds (“Funds”) controlled by a Director of the Company. This Director holds a 0.5% economic interest in the Funds. The Company had a management agreement and performed certain administrative functions for the joint venture pursuant to which the Company earned management, leasing and development fees of $1.4 million and $0.6 million in 2004 and 2003, respectively. The Company earned interest income of $1.2 million in 2004.
      As discussed in Note 3, in 2005, the Company entered into the Mervyns Joint Venture, which acquired the underlying real estate of 36 operating Mervyns stores for approximately $396.2 million. The Company also purchased in 2005 an additional Mervyns site at one of the Company’s wholly-owned shopping centers, in Salt Lake City, Utah, for approximately $14.4 million. The assets were acquired from several funds, one of which was managed by Lubert-Adler Real Estate Funds, which is owned in part by a Director of the Company.
      The Company utilizes a law firm for one of its development projects in which the father of one of the Company’s executive officers is a partner. The Company paid $0.1 million to this law firm in 2005.
      In December 2003, the Company purchased the Company’s Chairman of the Board of Directors and Chief Executive Officer’s (“CEO”) 5% economic interest in its management service company for approximately $0.1 million, which represented the book value of the minority interest account. This entity was historically accounted for on the equity method of accounting. Upon acquisition of this interest, this entity was fully consolidated. These entities were originally structured in this format to meet certain REIT qualification requirements.
      In 1995, the Company entered into a lease for office space owned by the mother of the CEO. General and administrative rental expense associated with this office space aggregated $0.6 million, $0.5 million and $0.6 million for each of the years ended December 31, 2005, 2004 and 2003, respectively. The Company periodically utilizes a conference center owned by the trust of Bert Wolstein, deceased founder of the Company, father of the CEO, and one of its principal shareholders, for Company-sponsored events and meetings. The Company paid $0.1 million in 2005 and 2003 for the use of this facility. The Company maintained certain management agreements with various partnership entities owned in part by one of its principal shareholders, in which management fee and leasing fee income of $0.1 million was earned in 2003.
      As discussed in Note 11, the Company assumed the liability for the Regal Cinemas judgment. The other defendants included a former executive of the Company and a real estate development partnership owned by this individual and the former Chairman of the Board, who was also a principal shareholder and a former Director of the Company.
      The Company was also a party to a lawsuit that involved various claims against the Company relating to certain management-related services provided by the Company. The owner of the properties had entered into a management agreement with two entities (“Related Entities”) controlled by one of its principal shareholders and a former Director of the Company, to provide management services. The Company agreed to perform those services on behalf of the Related Entities, and the fees paid by the owner of the properties were paid to the Company. One of the services to be provided by the Company was to obtain and maintain casualty insurance for the owner’s properties. A loss was incurred at one of the owner’s properties and the insurance company denied coverage. The Company filed a lawsuit against the insurance company. Separately, the Company entered into a settlement pursuant to which the Company paid $750,000 to the owner of the properties in 2004 and agreed to indemnify the Related Entities for any loss or damage incurred by either of the Related Entities if it were judicially determined that the owner of the property is not entitled to receive insurance proceeds under a policy obtained and maintained by the Company.
      In connection with the settlement, the Chairman of the Board of Directors and CEO entered into a joint venture with the principal of the owner of the properties, and the Company entered into a management agreement with the joint venture effective February 1, 2004. The CEO holds an ownership interest of approximately 25.0% in the joint venture. The Company provides management and administrative services and receives fees equal to 3.0% of the gross income of each property for which services are provided, but not less than $5,000 per year from each such property, of which an aggregate of $0.1 million was earned in 2005 and 2004. The management agreement expires on February 28, 2007, unless terminated earlier at any time by the joint venture upon 30 days’ notice to the Company or by the Company upon 60 days’ notice to the joint venture.
      Transactions with the Company’s equity affiliates have been described in Note 2.

16.	Benefit Plans

Stock Option and Other Equity-Based Plans
      The Company’s stock option and equity-based award plans provide for the grant, to employees of the Company, of the following: Incentive and non-qualified stock options to purchase common shares of the Company, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the award plans, awards available for grant approximated 2.7 million at December 31, 2005. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within ten years thereof (or, with respect to options granted to certain shareholders, within five years thereof). Options granted under the plans generally become exercisable one year after the date of grant as to one-third of the optioned shares, with the remaining options being exercisable over the following two-year period.
      In 2004, the Company’s shareholders approved the 2004 Equity-Based Award Plan, which allows for the grant of up to 2.5 million common shares. In 1997, the Board of Directors approved the issuance of 0.9 million stock options to the Company’s CEO, which vested immediately upon issuance. In addition, 0.7 million of these options, all of which were exercised in 2003 in a stock for stock option exercise (Note 12), were issued outside of a plan.
      The Company granted options to its directors. Such options were granted at the fair market value on the date of grant. Options granted generally become exercisable one year after the date of grant as to one-third of the optioned shares, with the remaining options being exercisable over the following two-year period.

      The following table reflects the stock option activity described above (in thousands):

	Number of Options			Weighted
				Average	Weighted
			Executive	Exercise	Average
	Employees	Directors	Officer	Price	Fair Value

Balance December 31, 2002	3,678	159	700	$17.51
Granted	892	—	—	23.52	$2.23
Exercised	(1,709)	(34)	(700)	16.13
Canceled	(76)	—	—	18.71

Balance December 31, 2003	2,785	125	—	20.48
Granted	665	—	—	36.40	$3.40
Exercised	(1,402)	(37)	—	20.06
Canceled	(72)	—	—	26.92

Balance December 31, 2004	1,976	88	—	25.66
Granted	622	—	—	41.96	$4.52
Exercised	(639)	(26)	—	20.00
Canceled	(56)	—	—	34.76

Balance December 31, 2005	1,903	62	—	$32.46

      The following table summarizes the characteristics of the options outstanding at December 31, 2005 (in thousands):

Options Outstanding				Options Exercisable

		Weighted-
	Outstanding	Average			Weighted-
Range of	as of	Remaining	Weighted-Average	Exercisable as	Average
Exercise Prices	12/31/05	Contractual Life	Exercise Price	of 12/31/05	Exercise Price

$11.50-$16.00	49	3.7	$13.76	49	$13.76
$16.01-$22.50	233	4.7	19.83	227	19.77
$22.51-$29.00	446	7.1	23.25	206	23.20
$29.01-$35.50	39	7.8	29.97	24	29.90
$35.51-$42.00	1,115	8.6	38.69	191	36.35
$42.01-$48.50	83	9.6	45.81	—	—

	1,965	7.7	$32.46	697	$25.26

      As of December 31, 2005, 2004 and 2003, 0.7 million, 0.6 million and 1.3 million, respectively, were exercisable. The weighted average exercise prices of these exercisable options were $25.26, $18.63 and $19.33 at December 31, 2005, 2004 and 2003, respectively.
      In 2000, the Board of Directors approved a grant of 30,000 Performance Units to the Company’s CEO. Pursuant to the provisions of the plan, the 30,000 Performance Units granted were converted on December 31, 2004, to common share equivalents of 200,000 common shares based on the annualized total shareholders’ return for the five-year period ended December 31, 2004. These shares will vest over the following five-year period. In 2002, the Board of Directors approved grants aggregating 70,000 Performance Units to the Company’s CEO, President and Senior Executive Vice President. The 70,000 Performance Units granted in 2002 will be converted to common share equivalents ranging from 70,000 to 466,666 Common Shares based on the annualized total shareholders’ return for the five-year period ending December 31, 2006. For purposes of the pro forma presentation, the fair value of each performance unit grant was estimated on the date of grant using options pricing model using the following assumptions:

Range

Risk-free interest rate	4.4%-6.4%
Dividend yield	7.8%-10.9%
Expected life	10 years
Expected volatility	20%-23%
      In 2003, 2004 and 2005, the Board of Directors approved a grant of 103,139; 105,974 and 88,360 restricted shares of common stock, respectively, to several executives and outside directors of the Company. The restricted stock grants vest in equal annual amounts over a five-year period for the Company’s executives and over a three-year period for the restricted grants in 2003 and 2004 to the outside directors of the Company. These grants have a weighted average fair value at the date of grant ranging from $23.00 to $41.37, which was equal to the market value of the Company’s stock at the date of grant. In 2005, a grant of 6,912 shares of common stock were issued as compensation to the outside directors. This grant had a weighted-average fair value at the date of grant of $45.60, which was equal to the market value of the Company’s stock at the date of grant. During 2005, 2004 and 2003, approximately $5.7 million, $6.3 million and $5.0 million, respectively, was charged to expense associated with awards under the equity-based award plans relating to stock grants, restricted stock and Performance Units.
      The Company applies APB 25, “Accounting for Stock Issued to Employees,” in accounting for its plans. Accordingly, the Company does not recognize compensation cost for stock options when the option exercise price equals or exceeds the market value on the date of the grant. Assuming application of the fair value method pursuant to SFAS 123, the compensation cost, which is required to be charged against income for all of the above mentioned plans, was $5.3 million, $5.1 million and $5.2 million for 2005, 2004 and 2003, respectively. The amounts charged to expense are presented in the aforementioned paragraph. See Note 1 for pro forma presentation.
      For purposes of the pro forma presentation, the fair value of each option grant was estimated based on the factors that existed on the date of grant using option pricing model using the following assumptions:

For the Year Ended December 31,

	2005	2004	2003

Risk-free interest rate (range)	3.2%-4.3%	2.2%-3.3%	1.8%-3.1%
Dividend yield (range)	4.6%-5.4%	4.5%-5.8%	5.5%-7.5%
Expected life (range)	3-6 years	3-5 years	4-6 years
Expected volatility (range)	19.8%-22.9%	19.9%-22.7%	22.9%-24.6%

401(k) Plan
      The Company has a 401(k) defined contribution plan covering substantially all of the officers and employees of the Company, which permits participants to defer up to a maximum of 15% of their compensation. The Company matched the participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s annual compensation. The Company’s plan allows for the Company to also make additional discretionary contributions. No discretionary contributions have been made. Employees’ contributions are fully vested, and the Company’s matching contributions vest 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company funds all matching contributions with cash. The Company’s contributions for each of the three years ended December 31, 2005, 2004 and 2003 were $0.6 million, $0.5 million and $0.4 million, respectively. The 401(k) plan is fully funded at December 31, 2005.

Elective Deferred Compensation Plan
      The Company has a non-qualified elective deferred compensation plan for certain officers that permits participants to defer up to 100% of their compensation. The Company matched the participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s annual compensation after deducting contributions, if any, made in conjunction with the Company’s

401(k) plan. Deferred compensation related to an employee contribution is charged to expense and is fully vested. Deferred compensation related to the Company’s matching contribution is charged to expense and vests 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company’s contribution for each of the three years ended December 31, 2005, 2004 and 2003, was $0.1 million, $0.1 million and $0.1 million, respectively. At December 31, 2005, 2004 and 2003, deferred compensation under this plan aggregated approximately $9.9 million, $8.7 million and $6.0 million, respectively. The plan is fully funded at December 31, 2005.

Equity Deferred Compensation Plan
      In 2003, the Company established the Developers Diversified Realty Corporation Equity Deferred Compensation Plan (the “Plan”), a non-qualified compensation plan, for certain officers and directors of the Company to allow for the deferral of receipt of common stock of the Company with respect to eligible equity awards. See Note 12 regarding the deferral of stock to this plan. At December 31, 2005 and 2004, there were 0.6 million common shares of the Company in the plan in each year valued at $28.6 and $24.6 million, respectively. The Plan is fully funded at December 31, 2005.

Other Compensation
      During 2005, 2004 and 2003, the Company recorded a $1.5 million, $0.8 million and $0.9 million charge, respectively, as additional compensation to the Company’s Chairman of the Board of Directors and CEO, relating to an incentive compensation agreement associated with the Company’s investment in the Retail Value Fund Program. Pursuant to this agreement, the Company’s Chairman and CEO is entitled to receive up to 25% of the distributions made by Coventry (Note 2), provided the Company achieves certain performance thresholds in relation to Funds From Operations growth and/or total shareholder return.

17.	Earnings and Dividends Per Share
      Earnings Per Share (“EPS”) have been computed pursuant to the provisions of SFAS No. 128.
      The following table provides a reconciliation of income from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares.

	For the Year Ended December 31,
	(In thousands, except per share amounts)

	2005	2004	2003

Income from continuing operations	$176,036	$172,203	$158,555
Add: Gain on disposition of real estate and real estate investments	88,140	84,642	73,932
Less: Preferred stock dividends	(55,169)	(50,706)	(40,495)
Write-off of original issuance costs associated with preferred operating partnership units and preferred shares redeemed	—	—	(10,710)

Basic EPS — Income from continuing operations applicable to common shareholders	209,007	206,139	181,282
Add: Operating partnership minority interests	—	2,607	1,769

Diluted — Income from continuing operations applicable to common shareholders	$209,007	$208,746	$183,051

Number of Shares:
Basic — average shares outstanding	108,310	96,638	81,903
Effect of dilutive securities:
Stock options	677	997	1,131
Operating partnership minority interests	—	1,308	1,078
Restricted stock	155	81	76

Diluted — average shares outstanding	109,142	99,024	84,188

	For the Year Ended December 31,
	(In thousands, except per share amounts)

	2005	2004	2003

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.93	$2.14	$2.22
Income from discontinued operations	0.17	0.16	0.09
Cumulative effect of adoption of a new accounting standard	—	(0.03)	—

Net income applicable to common shareholders	$2.10	$2.27	$2.31

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$1.91	$2.11	$2.18
Income from discontinued operations	0.17	0.16	0.09
Cumulative effect of adoption of a new accounting standard	—	(0.03)	—

Net income applicable to common shareholders	$2.08	$2.24	$2.27

      Options to purchase 2.0 million, 2.1 million and 2.9 million shares of common stock were outstanding at December 31, 2005, 2004 and 2003, respectively (Note 16), a portion of which has been reflected above in diluted per share amounts using the treasury stock method. Options aggregating 0.1 million were antidilutive at December 31, 2005, and none of the options outstanding at 2004 or 2003 were antidilutive and, accordingly, were excluded from computations.
      Basic average shares outstanding do not include restricted shares totaling 361,406; 202,198 and 209,684, respectively, which were not vested at December 31, 2005, 2004 and 2003, or Performance Units totaling 170,000, which were not vested at December 31, 2005.
      The exchange into common stock of the minority interests, associated with OP Units, was not included in the computation of diluted EPS for 2005 because the effect of assuming conversion was antidilutive (Note 12).

18.	Federal Income Taxes
      The Company elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its stockholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. As the Company distributed sufficient taxable income for the three years ended December 31, 2005, no U.S. federal income or excise taxes were incurred.
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
      At December 31, 2005, 2004 and 2003, the tax cost basis of assets was approximately $6.9 billion, $5.6 billion and $3.9 billion, respectively.

      The following represents the combined activity of all of the Company’s taxable REIT subsidiaries. The disclosure of the majority of the amounts in 2003 relate to entities recorded on the equity method of accounting until December 31, 2003 (in thousands):

	For the Year Ended December 31,

	2005	2004	2003

Book loss before income taxes	$(5,166)	$(5,952)	$(6,168)

Components of income tax expense (benefit) are as follows:
Current:
Federal	—	—	(457)
State and local	—	—	(67)

	—	—	(524)

Deferred:
Federal	(1,875)	366	(591)
State and local	(276)	53	(87)

	(2,151)	419	(678)

Total (benefit) expense	$(2,151)	$419	$(1,202)

      The differences between total income tax expense or benefit and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows (in thousands):

	For the Year Ended December 31,

	2005	2004	2003

Statutory rate of 34% applied to pre-tax loss	$(1,757)	$(2,024)	$(2,097)
Effect of state and local income taxes, net of federal tax benefit	(258)	(298)	(308)
Valuation allowance increase (decrease)	2,855	(1,226)	3,454
Other	(2,991)	3,967	(2,251)

Total (benefit) expense	$(2,151)	$419	$(1,202)

Effective tax rate	41.64%	(7.04)%	19.49%

      Deferred tax assets and liabilities of the Company’s taxable REIT subsidiaries were as follows (in thousands):

	For the Year Ended December 31,

	2005	2004	2003

Deferred tax assets (1)	$53,394	$49,390	$48,706
Deferred tax liabilities	(2,861)	(3,863)	(1,534)
Valuation allowance (1)	(49,080)	(46,225)	(47,451)

Net deferred tax asset (liability)	$1,453	$(698)	$(279)

(1)	The majority of the deferred tax assets and valuation allowance is attributable to interest expense, subject to limitations, and basis differentials in assets due to purchase price accounting.

     Reconciliation between GAAP net income to taxable income is as follows (in thousands):

	For the Year Ended December 31,

	2005	2004	2003

GAAP net income	$282,643	$269,762	$240,261
Add: Book depreciation and amortization (1)	64,854	38,999	34,725
Less: Tax depreciation and amortization (1)	(52,362)	(31,066)	(60,832)
Book/tax differences on gains/losses from capital transactions	(4,382)	(7,006)	(23,371)
Joint venture equity in earnings, net (1)	(111,351)	(64,578)	(40,766)
Dividends from subsidiary REIT investments	96,868	32,997	37,750
Deferred income	1,495	(2,085)	(7,200)
Compensation expense	(10,589)	2,301	3,832
Legal judgment	—	(9,190)	9,190
Miscellaneous book/tax differences, net	(12,186)	(8,503)	(8,589)

Taxable income before adjustments	254,990	221,631	185,000
Less: Capital gains	(84,041)	(73,110)	(73,572)

Taxable income subject to the 90% dividend requirement	$170,949	$148,521	$111,428

(1)	Depreciation expense from majority-owned subsidiaries and affiliates, which are consolidated for financial reporting purposes, but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings, net.”
     Reconciliation between cash dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,

	2005	2004	2003

Cash dividends paid	$285,710	$226,537	$168,918
Less: Dividends designated to prior year	(14,651)	(19,557)	(3,475)
Plus: Dividends designated from the following year	6,900	14,651	19,557
Less: Portion designated capital gain distribution	(84,041)	(73,110)	(73,572)
Less: Return of capital	(22,969)	—	—

Dividends paid deduction	$170,949	$148,521	$111,428

      Characterization of distributions is as follows (per share):

	For the Year Ended
	December 31,

	2005	2004	2003

Ordinary income	$1.24	$1.19	$1.05
Capital gains	0.44	0.51	0.43
Return of capital	0.21	—	—
Unrecaptured Section 1250 gain	0.17	0.08	0.26

	$2.06	$1.78	$1.74

      All or a portion of the fourth quarter dividends for each of the years ended December 31, 2005, 2004 and 2003, has been allocated and reported to shareholders in the subsequent year. Dividends per share reported to shareholders for the years ended December 31, 2005, 2004 and 2003, are summarized as follows:

		Gross	Capital
2005		Ordinary	Gain	Return of	Total
Dividends	Date Paid	Income	Distributions	Capital	Dividends

4th quarter 2004	01/06/05	$0.26	$0.13	$0.05	$0.44
1st quarter	04/04/05	0.32	0.16	0.06	0.54
2nd quarter	07/05/05	0.33	0.16	0.05	0.54
3rd quarter	10/03/05	0.33	0.16	0.05	0.54
4th quarter	01/06/06	—	—	—	—

		$1.24	$0.61	$0.21	$2.06

		Gross	Capital
2004		Ordinary	Gain	Total
Dividends	Date Paid	Income	Distributions	Dividends

4th quarter 2003	01/05/04	$0.18	$0.10	$0.28
1st quarter	04/05/04	0.31	0.15	0.46
2nd quarter	07/06/04	0.31	0.15	0.46
3rd quarter	10/04/04	0.34	0.17	0.51
4th quarter	01/06/05	0.05	0.02	0.07

		$1.19	$0.59	$1.78

		Gross	Capital
2003		Ordinary	Gain	Total
Dividends	Date Paid	Income	Distributions	Dividends

4th quarter 2002	01/06/03	$0.19	$0.14	$0.33
1st quarter	04/07/03	0.25	0.16	0.41
2nd quarter	07/07/03	0.25	0.16	0.41
3rd quarter	10/06/03	0.25	0.16	0.41
4th quarter	01/05/04	0.11	0.07	0.18

		$1.05	$0.69	$1.74

19.	Segment Information
      The Company had two reportable business segments prior to December 31, 2005, shopping centers and business centers, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Each shopping center and business center is considered a separate operating segment and both segments utilize the accounting policies described in Note 1. However, each shopping center and business center on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segments and meets the majority of the aggregation criteria under SFAS 131. In September 2005, the Company sold the majority of its business center segment.
      At December 31, 2005, the shopping center segment consisted of 469 shopping centers, including 200 owned through joint ventures (37 of which are consolidated by the Company), in 44 states, plus Puerto Rico, aggregating approximately 81.6 million square feet of Company-owned GLA. These shopping centers range in size from approximately 10,000 square feet to 750,000 square feet of Company-owned GLA. At December 31, 2005, the business center segment consists of seven business centers in five states aggregating approximately 0.8 million square feet of Company-owned GLA. These business centers range in size from approximately 35,000 square feet to 300,000 square feet of Company-owned GLA.

      The table below presents information about the Company’s reportable segments for the years ended December 31, 2005, 2004 and 2003 (in thousands).

	2005

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$7,077	$720,099		$727,176
Operating expenses	(1,800)	(182,341)		(184,141)

	5,277	537,758		543,035
Unallocated expenses (A)			$(393,991)	(393,991)
Equity in net income of joint ventures		34,873		34,873
Minority interests			(7,881)	(7,881)

Income from continuing operations				$176,036

Total real estate assets	$86,374	$6,942,963		$7,029,337

	2004

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$8,674	$560,900		$569,574
Operating expenses	(1,734)	(136,609)		(138,343)

	6,940	424,291		431,231
Unallocated expenses (A)			$(294,859)	(294,859)
Equity in net income of joint ventures		40,895		40,895
Minority interests			(5,064)	(5,064)

Income from continuing operations				$172,203

Total real estate assets	$264,615	$5,338,809		$5,603,424

	2003

	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$8,899	$427,181		$436,080
Operating expenses	(1,846)	(105,215)		(107,061)

	7,053	321,966		329,019
Unallocated expenses (A)			$(218,016)	(218,016)
Equity in net income of joint ventures		44,967		44,967
Gain on sale of joint venture interests		7,950		7,950
Minority interests			(5,365)	(5,365)

Income from continuing operations				$158,555

Total real estate assets	$266,104	$3,618,807		$3,884,911

(A)	Unallocated expenses consist of general and administrative, interest income and interest expense, tax expense, other expense and depreciation and amortization as listed in the consolidated statements of operations.

20.	Subsequent Events
      In January 2006, the Company acquired its partner’s 75% ownership interest in a shopping center located in Pasadena, California for a price of approximately $55.9 million, net of mortgage debt of approximately $85.0 million that was repaid in connection with the acquisition.
      In February 2006, the Company issued approximately 0.4 million of its common shares to Benderson in connection with the conversion of OP Units pursuant to the terms of the purchase and sale agreement entered into in March 2004.

21.	Quarterly Results of Operations (Unaudited)
      Quarterly 2005 and 2004 data is summarized in the table below and the amounts have been reclassified from previously disclosed amounts due to the sale of properties in 2005 and 2004. The results of operations of these sold properties were reclassified to discontinued operations.
      The following table sets forth the quarterly results of operations, restated for discontinued operations, for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total

2005:
Revenues	$171,912	$176,275	$180,542	$198,447	$727,176
Net income	105,550	67,954	60,277	48,862	282,643
Net income applicable to common shareholders	91,758	54,162	46,485	35,069	227,474
Basic:
Net income per common share	$0.85	$0.50	$0.43	$0.32	$2.10
Weighted average number of shares	108,005	108,276	108,431	108,523	108,310
Diluted:
Net income per common share	$0.84	$0.50	$0.43	$0.32	$2.08
Weighted average number of shares	110,244	109,022	109,211	109,168	109,142
2004:
Revenues	$115,932	$139,675	$156,605	$157,362	$569,574
Income before cumulative effect of adoption of a new accounting standard	53,787	86,812	44,316	87,848	272,763
Net income	50,786	86,812	44,316	87,848	269,762
Net income applicable to common shareholders	40,182	74,295	30,524	74,055	219,056
Basic:
Net income per common share	$0.47	$0.78	$0.30	$0.72	$2.27
Weighted average number of shares	86,344	95,018	102,079	102,979	96,638
Diluted:
Net income per common share	$0.46	$0.77	$0.30	$0.71	$2.24
Weighted average number of shares	87,646	97,415	103,030	105,264	99,024

SCHEDULE II
DEVELOPERS DIVERSIFIED REALTY CORPORATION
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended December 31, 2005, 2004 and 2003
(In thousands)

	Balance at
	Beginning of	Charged to			Balance at
	Year	Expense	Deductions		End of Year

Year ended December 31, 2005
Allowance for uncollectible accounts	$14,192	$8,170	$954		$21,408

Valuation allowance for a deferred tax asset	$46,225	$2,855	$—		$49,080

Year ended December 31, 2004
Allowance for uncollectible accounts	$15,206	$5,268	$6,282		$14,192

Valuation allowance for a deferred tax asset	$48,081	$—	$1,856		$46,225

Year ended December 31, 2003
Allowance for uncollectible accounts	$6,824	$6,135	$(2,247	) (1)	$15,206

Valuation allowance for a deferred tax asset	$—	$—	$(48,081	) (2)	$48,081

(1)	Includes approximately $4.6 million of reserves associated with the JDN merger.

(2)	Associated with the JDN merger.

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2005
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

Brandon, FL	$0	$4,111	$0	$0	$6,237	$6,237
Stow, OH	1,036	9,028	0	993	23,062	24,055
Westlake, OH	424	3,803	203	424	10,012	10,436
E. Norrition, PA	80	4,698	233	70	8,745	8,815
Palm Harbor, FL	1,137	4,089	0	1,137	4,200	5,337
Tarpon Springs, FL	248	7,382	81	244	12,032	12,276
Bayonet Pt., FL	2,113	8,181	128	2,169	11,622	13,791
Starkville, MS	1,271	8,209	0	703	6,625	7,328
Gulfport, MS	8,795	36,370	0	8,795	38,142	46,937
Tupelo, MS	2,282	14,979	0	2,213	17,429	19,642
Jacksonville, FL	3,005	9,425	0	3,028	9,728	12,756
Long Beach, CA (Pike)	0	111,512	0	0	111,512	111,512
Brunswick, MA	3,836	15,459	0	3,796	18,652	22,448
Oceanside, CA	0	10,643	0	0	13,876	13,876
Reno, NV	0	366	0	1,132	4,699	5,831
Everett, MA	9,311	44,647	0	9,311	49,202	58,513
Salisbury, MD	1,531	9,174	0	1,531	9,391	10,922
Atlanta, GA	475	9,374	0	475	10,007	10,482
Jackson, MS	4,190	6,783	0	4,190	6,787	10,977
Saltillo, MS	2,217	4,132	0	2,217	4,145	6,362
Gadsen, AL	322	965	0	322	2,176	2,498
Jackson, MS (Metro)	622	2,271	0	622	2,277	2,899
Opelika, AL	3,183	11,666	0	2,415	11,900	14,315
Scottsboro, AL	788	2,781	0	788	2,786	3,574
Gulf Breeze, FL	2,485	2,214	0	2,485	2,232	4,717
Freehold, NJ	16,305	2,294	0	16,305	2,294	18,599
Apex, NC	7,473	16,701	0	7,473	16,701	24,174
Ocala, FL	1,916	3,893	0	1,916	3,895	5,811
Tallahassee, FL	1,881	2,956	0	1,881	5,616	7,497
Canton, GA (Riverplace)	5,087	5,245	0	5,087	5,277	10,364
Cartersville, GA	4,572	4,510	0	4,572	4,526	9,098
Chamblee, GA	5,862	5,971	0	5,862	6,091	11,953
Cumming, GA (Marketplace)	14,255	23,653	0	14,543	23,778	38,321
Douglasville, GA	3,856	9,625	0	3,540	9,723	13,263
Athens, GA	1,649	2,084	0	3,283	2,084	5,367
Ft. Oglethorpe, GA	1,395	2,517	0	1,395	3,075	4,470
Griffin, GA	138	2,638	0	138	2,638	2,776
Columbus, GA	4,220	8,159	0	4,220	8,164	12,384
Lafayette, GA	1,493	2,572	0	1,493	2,577	4,070
Lithonia, GA	2,352	7,967	0	3,299	11,467	14,766
Madison, GA	1,816	2,297	0	1,816	2,467	4,283

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost,
		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction (C)
	Depreciation	Depreciation	Encumbrances	(Years) (1)	Acquisition (A)

Brandon, FL	$4,573	$1,664	$0	S/L 30	1972(C)
Stow, OH	8,139	15,916	0	S/L 30	1969(C)
Westlake, OH	4,950	5,486	0	S/L30	1974(C)
E. Norrition, PA	5,642	3,173	0	S/L 30	1975(C)
Palm Harbor, FL	1,482	3,855	0	S/L 31.5	1995(A)
Tarpon Springs, FL	8,652	3,624	0	S/L 30	1974(C)
Bayonet Pt., FL	6,149	7,642	5,327	S/L 30	1985(C)
Starkville, MS	2,073	5,255	0	S/L 31.5	1994(A)
Gulfport, MS	3,769	43,168	0	S/L 31.5	2003(A)
Tupelo, MS	5,753	13,889	11,466	S/L 31.5	1994(A)
Jacksonville, FL	3,359	9,397	6,579	S/L 31.5	1995(A)
Long Beach, CA (Pike)	6,286	105,226	0	S/L 31.5	2005(C)
Brunswick, MA	4,997	17,451	0	S/L 30	1973(C)
Oceanside, CA	2,006	11,870	0	S/L 31.5	2000(C)
Reno, NV	178	5,653	3,544	S/L 31.5	2000(C)
Everett, MA	6,949	51,564	0	S/L 31.5	2001(C)
Salisbury, MD	1,849	9,073	0	S/L 31.5	1999(C)
Atlanta, GA	4,014	6,468	0	S/L 31.5	1994(A)
Jackson, MS	644	10,333	0	S/L 31.5	2003(A)
Saltillo, MS	394	5,968	0	S/L 31.5	2003(A)
Gadsen, AL	385	2,113	0	S/L 31.5	2003(A)
Jackson, MS (Metro)	213	2,686	0	S/L 31.5	2003(A)
Opelika, AL	1,132	13,183	0	S/L 31.5	2003(A)
Scottsboro, AL	261	3,313	0	S/L 31.5	2003(A)
Gulf Breeze, FL	213	4,504	0	S/L 31.5	2003(A)
Freehold, NJ	12	18,587	0	S/L 31.5	2005(C)
Apex, NC	504	23,670	15,573	S/L 31.5	2005(C)
Ocala, FL	369	5,442	0	S/L 31.5	2003(A)
Tallahassee, FL	387	7,110	0	S/L 31.5	2003(A)
Canton, GA (Riverplace)	508	9,856	0	S/L 31.5	2003(A)
Cartersville, GA	438	8,660	0	S/L 31.5	2003(A)
Chamblee, GA	602	11,351	0	S/L 31.5	2003(A)
Cumming, GA (Marketplace)	2,239	36,082	0	S/L 31.5	2003(A)
Douglasville, GA	919	12,344	0	S/L 31.5	2003(A)
Athens, GA	197	5,170	0	S/L 31.5	2003(A)
Ft. Oglethorpe, GA	270	4,200	0	S/L 31.5	2003(A)
Griffin, GA	246	2,530	0	S/L 31.5	2003(A)
Columbus, GA	771	11,613	0	S/L 31.5	2003(A)
Lafayette, GA	244	3,826	0	S/L 31.5	2003(A)
Lithonia, GA	828	13,938	0	S/L 31.5	2004(A)
Madison, GA	223	4,060	0	S/L 31.5	2003(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2005
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

Newnan, GA	2,632	11,063	0	2,632	11,063	13,695
Stockbridge, GA Freeway)	963	1,911	0	963	3,395	4,358
Stockbridge, GA Pike)	987	972	0	987	972	1,959
Union City, GA	2,288	6,246	0	2,288	6,255	8,543
Tucker, GA	1,121	10,299	0	1,171	10,804	11,975
Warner Robins, GA	5,977	7,459	0	5,977	7,465	13,442
Woodstock, GA	2,022	8,440	0	2,022	8,440	10,462
Fayetteville, NC	8,524	10,627	0	8,524	11,113	19,637
Hendersonville, NC	2,049	1,718	0	2,049	3,729	5,778
Charleston, SC	3,479	9,850	0	3,479	10,041	13,520
Denver, CO (University)	20,733	22,818	0	20,733	22,862	43,595
Chattanooga, TN	1,845	13,214	0	1,845	14,869	16,714
Hendersonville, TN	3,743	9,268	0	3,607	9,268	12,875
Johnson City, TN	124	521	0	124	521	645
Murfreesboro, TN (Memorial)	1,462	4,355	0	1,462	5,880	7,342
Monaca, PA	10,620	9,790	0	0	5,498	5,498
Chester, VA	10,780	4,752	0	10,780	4,855	15,635
Lynchburg, VA	5,447	11,194	0	5,447	11,220	16,667
Midlothian, VA	2,982	4,143	0	2,982	4,155	7,137
Brookfield, WI	588	0	0	588	0	588
Milwaukee, WI	4,527	3,600	0	4,527	3,846	8,373
Decatur, IL	767	2,224	0	700	2,263	2,963
Gallipolis, OH	1,249	1,790	0	1,249	1,797	3,046
Lexington, KY (South)	3,344	2,805	0	3,344	2,805	6,149
Lexington, KY (North)	2,915	3,447	0	2,919	3,030	5,949
Richmond, KY	1,870	5,661	0	1,870	5,661	7,531
Overland Park, KS	2,720	2,702	0	979	7,883	8,862
Aurora, CO	1,088	9,899	0	1,534	11,903	13,437
Allentown, PA	5,882	20,060	0	5,882	22,657	28,539
St. John, MO	2,613	7,040	0	2,827	7,767	10,594
Suwanee, GA	13,479	23,923	0	13,479	28,213	41,692
West Allis, WI	2,452	10,982	0	2,452	11,007	13,459
Ft. Collins, CO	2,767	2,054	0	1,129	4,504	5,633
Lafayette, IN	1,217	2,689	0	1,217	2,707	3,924
Stone Mountain, GA	2,156	0	0	2,179	0	2,179
Frisco, TX	705	5,083	0	496	6,336	6,832
McKinney, TX	3,550	8,281	0	3,279	8,318	11,597
Mesquite, TX	3,507	16,529	0	3,041	21,557	24,598
Hamilton, NJ	8,039	49,896	0	11,411	70,850	82,261
Lansing, MI	1,598	6,999	0	1,563	9,174	10,737
Erie, PA (Peach)	10,880	19,201	0	6,373	43,918	50,291
Erie, PA (Hills)	0	2,564	13	0	3,841	3,841

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost,
		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction (C)
	Depreciation	Depreciation	Encumbrances	(Years) (1)	Acquisition (A)

Newnan, GA	1,037	12,658	0	S/L 31.5	2003(A)
Stockbridge, GA Freeway)	195	4,163	0	S/L 31.5	2003(A)
Stockbridge, GA Pike)	93	1,866	0	S/L 31.5	2003(A)
Union City, GA	589	7,954	0	S/L 31.5	2003(A)
Tucker, GA	976	10,999	0	S/L 31.5	2003(A)
Warner Robins, GA	711	12,731	0	S/L 31.5	2003(A)
Woodstock, GA	791	9,671	0	S/L 31.5	2003(A)
Fayetteville, NC	999	18,638	0	S/L 31.5	2003(A)
Hendersonville, NC	210	5,568	0	S/L 31.5	2003(A)
Charleston, SC	934	12,586	0	S/L 31.5	2003(A)
Denver, CO (University)	2,199	41,396	28,361	S/L 31.5	2003(A)
Chattanooga, TN	1,376	15,338	0	S/L 31.5	2003(A)
Hendersonville, TN	873	12,002	8,971	S/L 31.5	2003(A)
Johnson City, TN	12	633	0	S/L 31.5	2003(A)
Murfreesboro, TN (Memorial)	574	6,768	0	S/L 31.5	2003(A)
Monaca, PA	240	5,258	0	S/L 31.5	2003(A)
Chester, VA	503	15,132	0	S/L 31.5	2003(A)
Lynchburg, VA	1,071	15,596	0	S/L 31.5	2003(A)
Midlothian, VA	407	6,730	0	S/L 31.5	2003(A)
Brookfield, WI	0	588	0	S/L 31.5	2003(A)
Milwaukee, WI	350	8,023	0	S/L 31.5	2003(A)
Decatur, IL	213	2,750	0	S/L 31.5	2003(A)
Gallipolis, OH	171	2,875	0	S/L 31.5	2003(A)
Lexington, KY (South)	271	5,878	0	S/L 31.5	2003(A)
Lexington, KY (North)	309	5,640	0	S/L 31.5	2003(A)
Richmond, KY	532	6,999	0	S/L 31.5	2003(A)
Overland Park, KS	409	8,453	0	S/L 31.5	2003(A)
Aurora, CO	797	12,640	0	S/L 31.5	2003(A)
Allentown, PA	1,843	26,696	18,044	S/L 31.5	2003(A)
St. John, MO	643	9,951	0	S/L 31.5	2003(A)
Suwanee, GA	2,445	39,247	0	S/L 31.5	2003(A)
West Allis, WI	1,029	12,430	0	S/L 31.5	2003(A)
Ft. Collins, CO	279	5,354	0	S/L 31.5	2003(A)
Lafayette, IN	258	3,666	0	S/L 31.5	2003(A)
Stone Mountain, GA	0	2,179	0	S/L 31.5	2003(A)
Frisco, TX	517	6,315	0	S/L 31.5	2003(A)
McKinney, TX	793	10,804	0	S/L 31.5	2003(A)
Mesquite, TX	1,677	22,921	0	S/L 31.5	2003(A)
Hamilton, NJ	4,758	77,503	65,000	S/L 31.5	2003(A)
Lansing, MI	676	10,061	0	S/L 31.5	2003(A)
Erie, PA (Peach)	12,552	37,739	28,244	S/L 31.5	1995(C)
Erie, PA (Hills)	3,137	704	0	S/L 30	1973(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2005
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

San Francisco, CA	15,332	35,803	0	6,075	14,189	20,264
Chillicothe, OH	43	2,549	2	1,170	4,366	5,536
Martinsville, VA	3,163	28,819	0	3,163	29,023	32,186
Tampa, FL (Waters)	4,105	6,640	324	3,905	7,373	11,278
Macedonia, OH (Phase II)	4,392	10,885	0	4,392	10,996	15,388
Huber Hts, OH	757	14,469	1	757	14,607	15,364
Lebanon, OH	651	911	31	812	1,659	2,471
Xenia, OH	948	3,938	0	673	6,242	6,915
Boardman, OH	9,025	27,983	0	8,152	28,185	36,337
Solon, OH	6,220	7,454	0	6,220	21,426	27,646
Cincinnati, OH	2,399	11,238	172	2,399	12,435	14,834
Mt. Laruel, NJ	9,586	46,773	0	9,586	46,773	56,359
Bedford, IN	706	8,425	6	1,067	10,099	11,166
Watertown, SD	63	6,443	442	63	10,435	10,498
Pensacola, FL	1,805	4,010	273	816	2,984	3,800
Los Alamos, NM	725	3,500	30	725	4,777	5,502
Waynesville, NC	432	8,089	131	432	8,247	8,679
Pulaski, VA	528	6,396	2	499	6,606	7,105
St. Louis, MO (Sunset)	12,791	38,404	0	13,204	43,073	56,277
St. Louis, MO (Brentwood)	10,628	32,053	0	10,018	32,330	42,348
Cedar Rapids, IA	4,219	12,697	0	4,219	13,369	17,588
St. Louis, MO (Olympic)	2,775	8,370	0	2,775	9,760	12,535
St. Louis, MO (Gravois)	1,336	4,050	0	1,525	4,858	6,383
St. Louis, MO (Morris)	0	2,048	0	0	2,143	2,143
St. Louis, MO (Keller)	1,632	4,936	0	1,632	5,372	7,004
St. Louis, MO (Southtowne)	4,159	3,818	0	5,403	6,975	12,378
Aurora, OH	832	7,560	0	1,592	12,884	14,476
Worthington, MN	374	6,404	441	374	7,421	7,795
Harrisburg, IL	550	7,619	0	550	7,886	8,436
Idaho Falls, ID (DDRC)	1,302	5,703	0	1,418	6,347	7,765
Mount Vernon, IL	1,789	9,399	111	1,789	16,470	18,259
Fenton, MO	414	4,244	476	430	7,282	7,712
Simpsonville, SC	431	6,563	0	417	6,790	7,207
Cambden, SC	627	7,519	7	871	9,608	10,479
Union, SC	685	7,629	1	685	7,873	8,558
N. Charleston, SC	911	11,346	1	1,081	16,391	17,472
S. Anderson, SC	1,366	6,117	13	1,366	6,150	7,516
Orangeburg, SC	318	1,693	0	318	3,418	3,736
MT. Pleasant, SC	2,584	10,470	0	2,430	16,351	18,781
Sault ST. Marie, MI	1,826	13,710	0	1,826	15,118	16,944
Cheboygan, MI	127	3,612	0	127	3,785	3,912
Walker, MI ( Grand Rapids)	1,926	8,039	0	1,926	8,605	10,531

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost,
		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction (C)
	Depreciation	Depreciation	Encumbrances	(Years) (1)	Acquisition (A)

San Francisco, CA	1,697	18,567	0	S/L 31.5	2002(A)
Chillicothe, OH	1,422	4,114	0	S/L 30	1974(C)
Martinsville, VA	13,630	18,556	19,656	S/L 30	1989(C)
Tampa, FL (Waters)	3,598	7,680	0	S/L 31.5	1990(C)
Macedonia, OH (Phase II)	2,305	13,083	0	S/L 31.5	1998(C)
Huber Hts, OH	5,742	9,622	0	S/L 31.5	1993(A)
Lebanon, OH	425	2,046	0	S/L 31.5	1993(A)
Xenia, OH	2,273	4,642	0	S/L 31.5	1994(A)
Boardman, OH	7,502	28,835	26,297	S/L 31.5	1997(A)
Solon, OH	4,390	23,256	15,883	S/L 31.5	1998(C)
Cincinnati, OH	5,052	9,782	0	S/L 31.5	1993(A)
Mt. Laruel, NJ	1,299	55,060	46,354	S/L 31.5	2005(C)
Bedford, IN	3,758	7,408	0	S/L 31.5	1993(A)
Watertown, SD	6,953	3,545	0	S/L 30	1977(C)
Pensacola, FL	646	3,154	0	S/L 30	1988(C)
Los Alamos, NM	3,264	2,238	0	S/L 30	1978(C)
Waynesville, NC	3,332	5,347	0	S/L 31.5	1993(A)
Pulaski, VA	2,647	4,458	0	S/L 31.5	1993(A)
St. Louis, MO (Sunset)	10,707	45,570	34,090	S/L 31.5	1998(A)
St. Louis, MO (Brentwood)	7,740	34,608	25,322	S/L 31.5	1998(A)
Cedar Rapids, IA	3,560	14,028	9,752	S/L 31.5	1998(A)
St. Louis, MO (Olympic)	2,797	9,738	3,193	S/L 31.5	1998(A)
St. Louis, MO (Gravois)	1,146	5,237	1,582	S/L 31.5	1998(A)
St. Louis, MO (Morris)	548	1,595	0	S/L 31.5	1998(A)
St. Louis, MO (Keller)	1,214	5,790	1,353	S/L 31.5	1998(A)
St. Louis, MO (Southtowne)	254	12,124	0	S/L 31.5	2004(C)
Aurora, OH	2,790	11,686	0	S/L 31.5	1995(C)
Worthington, MN	5,851	1,944	0	S/L 30	1977(C)
Harrisburg, IL	2,989	5,447	0	S/L 31.5	1994(A)
Idaho Falls, ID (DDRC)	1,436	6,329	0	S/L 31.5	1998(A)
Mount Vernon, IL	5,243	13,016	0	S/L 31.5	1993(A)
Fenton, MO	4,095	3,617	0	S/L 30	1983(A)
Simpsonville, SC	2,666	4,541	0	S/L 31.5	1994(A)
Cambden, SC	3,652	6,827	0	S/L 31.5	1993(A)
Union, SC	3,117	5,441	0	S/L 31.5	1993(A)
N. Charleston, SC	6,428	11,044	11,372	S/L 31.5	1993(A)
S. Anderson, SC	3,635	3,881	0	S/L 31.5	1994(A)
Orangeburg, SC	964	2,772	0	S/L 31.5	1995(A)
MT. Pleasant, SC	4,517	14,264	0	S/L 31.5	1995(A)
Sault ST. Marie, MI	5,283	11,661	1,497	S/L 31.5	1994(A)
Cheboygan, MI	1,430	2,482	0	S/L 31.5	1993(A)
Walker, MI ( Grand Rapids)	2,743	7,788	8,364	S/L 31.5	1995(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2005
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

Detroit, MI	6,738	26,988	27	6,738	29,899	36,637
Houghton, MI	440	7,301	1,821	440	14,523	14,963
Bad Axe, MI	184	3,647	0	184	4,068	4,252
Gaylord, MI	270	8,728	2	270	10,511	10,781
Howell, MI	332	11,938	1	332	12,581	12,913
Mt. Pleasant, MI	767	7,769	20	767	13,663	14,430
Elyria, OH	352	5,693	0	352	7,996	8,348
Meridian, ID	24,591	31,779	0	21,879	47,461	69,340
Midvale, UT (FT. Union I, II, III & Wingers)	25,662	56,759	0	23,180	68,301	91,481
Taylorsville, UT	24,327	53,686	0	29,873	74,352	104,225
Orem, UT	5,428	12,259	0	5,428	13,069	18,497
Logan, UT	774	1,651	0	774	1,751	2,525
ST. Lake City, UT (33rd)	986	2,132	0	986	2,142	3,128
Riverdale, UT	15,845	36,479	0	15,845	43,126	58,971
Bemidji, MN	442	8,229	500	442	10,851	11,293
Salt Lake City, UT	2,801	5,997	0	2,801	6,519	9,320
Ogden, UT	3,620	7,716	0	3,620	8,057	11,677
Las Vegas, NV (Maryland)	936	3,747	0	1,547	5,949	7,496
Birmingham, AL Eastwood)	3,726	13,974	0	3,726	17,138	20,864
Birmingham, AL (Brook)	10,573	26,002	0	11,434	42,217	53,651
Ormond Beach, FL	1,048	15,812	4	1,048	17,956	19,004
Antioch, CA	3,066	12,220	0	3,066	12,220	15,286
Santa Rosa, CA	3,783	15,964	0	3,783	15,964	19,747
Las Vegas, NV	6,458	3,488	0	6,458	3,488	9,946
West Covina, CA	0	20,456	0	0	20,456	20,456
Phoenix, AZ	2,443	6,221	0	2,443	6,221	8,664
Northridge, CA	0	56	0	0	56	56
Fairfield, CA	9,140	11,514	0	9,140	11,514	20,654
Garden Grove, CA	4,955	5,392	0	4,955	5,392	10,347
San Diego, CA	5,508	8,294	0	5,508	8,294	13,802
Carson City, NV	1,928	4,841	0	1,928	4,841	6,769
Tucson, AZ	1,938	4,151	0	1,938	4,151	6,089
Redding, CA	1,978	5,831	0	1,978	5,831	7,809
San Antonio, TX	2,403	2,697	0	2,403	2,697	5,100
Chandler, AZ	2,136	5,831	0	2,136	5,831	7,967
Chino, CA	4,974	7,052	0	4,974	7,052	12,026
Las Vegas, NV	2,621	6,039	0	2,621	6,039	8,660
Clovis, CA	0	9,057	0	0	9,057	9,057
Santa Maria, CA	1,117	8,736	0	1,117	8,736	9,853

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost,
		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction (C)
	Depreciation	Depreciation	Encumbrances	(Years) (1)	Acquisition (A)

Detroit, MI	7,109	29,528	0	S/L 31.5	1998(A)
Houghton, MI	8,698	6,265	0	S/L 30	1980(C)
Bad Axe, MI	1,590	2,662	0	S/L 31.5	1993(A)
Gaylord, MI	3,682	7,099	0	S/L 31.5	1993(A)
Howell, MI	5,103	7,810	0	S/L 31.5	1993(A)
Mt. Pleasant, MI	4,695	9,735	7,706	S/L 31.5	1993(A)
Elyria, OH	3,723	4,625	0	S/L 30	1977(C)
Meridian, ID	5,645	63,695	24,905	S/L 31.5	2001(C)
Midvale, UT (FT. Union I, II, III & Wingers)	13,762	77,719	0	S/L 31.5	1998(A)
Taylorsville, UT	16,320	87,905	0	S/L 31.5	1998(A)
Orem, UT	3,123	15,374	0	S/L 31.5	1998(A)
Logan, UT	417	2,108	0	S/L 31.5	1998(A)
ST. Lake City, UT (33rd)	513	2,615	0	S/L 31.5	1998(A)
Riverdale, UT	10,041	48,930	8,719	S/L 31.5	1998(A)
Bemidji, MN	7,252	4,041	0	S/L 30	1977(C)
Salt Lake City, UT	1,678	7,642	0	S/L 31.5	1998(A)
Ogden, UT	1,966	9,711	0	S/L 31.5	1998(A)
Las Vegas, NV (Maryland)	567	6,929	0	S/L 31.5	2003(C)
Birmingham, AL Eastwood)	5,569	15,295	0	S/L 31.5	1994(A)
Birmingham, AL (Brook)	11,910	41,741	26,972	S/L 31.5	1995(A)
Ormond Beach, FL	6,132	12,872	0	S/L 31.5	1994(A)
Antioch, CA	77	15,209	0	S/L 40.0	2005(A)
Santa Rosa, CA	100	19,647	0	S/L 40.0	2005(A)
Las Vegas, NV	22	9,924	0	S/L 40.0	2005(A)
West Covina, CA	128	20,328	0	S/L 40.0	2005(A)
Phoenix, AZ	40	8,624	0	S/L 40.0	2005(A)
Northridge, CA	1	55	0	S/L 40.0	2005(A)
Fairfield, CA	73	20,581	0	S/L 40.0	2005(A)
Garden Grove, CA	34	10,313	0	S/L 40.0	2005(A)
San Diego, CA	52	13,750	0	S/L 40.0	2005(A)
Carson City, NV	31	6,738	0	S/L 40.0	2005(A)
Tucson, AZ	27	6,062	0	S/L 40.0	2005(A)
Redding, CA	37	7,772	0	S/L 40.0	2005(A)
San Antonio, TX	17	5,083	0	S/L 40.0	2005(A)
Chandler, AZ	37	7,930	0	S/L 40.0	2005(A)
Chino, CA	45	11,981	0	S/L 40.0	2005(A)
Las Vegas, NV	38	8,622	0	S/L 40.0	2005(A)
Clovis, CA	57	9,000	0	S/L 40.0	2005(A)
Santa Maria, CA	55	9,798	0	S/L 40.0	2005(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2005
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

El Cajon, CA	0	15,648	0	0	15,648	15,648
Ukiah, CA	1,632	2,368	0	1,632	2,368	4,000
Madera, CA	1,770	746	0	1,770	746	2,516
Mesa, AZ	2,551	11,951	0	2,551	11,951	14,502
Burbank, CA	0	20,834	0	0	20,834	20,834
North Fullerton, CA	4,163	5,980	0	4,163	5,980	10,143
Tulare, CA	2,868	4,200	0	2,868	4,200	7,068
Porterville, CA	1,681	4,408	0	1,681	4,408	6,089
Lompac, CA	2,275	2,074	0	2,275	2,074	4,349
Palmdale, CA	4,589	6,544	0	4,589	6,544	11,133
Anaheim, CA	8,900	11,925	0	8,900	11,925	20,825
Sonora, CA	1,889	6,860	0	1,889	6,860	8,749
Phoenix, AZ	2,334	8,453	0	2,334	8,453	10,787
Foot Hill Ranch, CA	5,409	9,383	0	5,409	9,383	14,792
Reno, NV	2,695	5,078	0	2,695	5,078	7,773
Las Vegas, NV	5,736	5,795	0	5,736	5,795	11,531
Folsom, CA	3,461	11,036	0	3,461	11,036	14,497
Slatten Ranch, CA	5,439	11,728	0	5,439	11,728	17,167
Cicero, NY (Bear Rd)	1,784	3,242	0	1,784	3,242	5,026
Buffalo, NY	2,341	8,995	0	2,341	9,194	11,535
West Seneca, NY	2,929	12,926	0	2,929	12,926	15,855
N. Tonawanda, NY	5,878	21,291	0	5,878	21,613	27,491
Amherst, NY	5,873	22,458	0	5,873	22,790	28,663
Jamestown, NY	155	4,849	0	155	4,860	5,015
Hamburg, NY	2,655	7,369	0	2,655	7,612	10,267
Ithaca, NY	9,198	42,969	0	9,198	42,969	52,167
Hamburg, NY	3,303	16,239	0	3,303	16,318	19,621
Lynchburg, VA	1,848	1,911	0	1,848	1,911	3,759
Depew, NY	5,017	16,867	0	5,017	16,867	21,884
Rochester, NY	9,323	15,757	0	9,323	15,832	25,155
Niagara, NY	894	6,699	0	894	6,747	7,641
West Seneca, NY	2,576	2,590	0	2,576	2,688	5,264
Tonawanda, NY	1,519	1,830	0	1,519	2,195	3,714
Orland Park, IL	10,430	13,081	0	10,430	13,088	23,518
Florence, KY	3,946	6,296	0	3,946	6,296	10,242
Hamburg, NY	4,071	17,142	0	4,071	17,142	21,213
Tonawanda, NY	3,061	6,887	0	3,061	6,887	9,948
Hamburg, NY	4,152	22,075	0	4,152	22,075	26,227
Columbus, OH (Consumer Square)	9,828	22,858	0	9,828	22,947	32,775
Louisville, KY (Outer Loop)	4,180	747	0	4,180	747	4,927
Frankfurt, KY (Eastwood)	2,307	8,546	0	2,307	8,546	10,853
Tampa, FL (Horizon Park)	12,112	11,277	0	12,112	11,407	23,519

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost,
		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction (C)
	Depreciation	Depreciation	Encumbrances	(Years) (1)	Acquisition (A)

El Cajon, CA	98	15,550	0	S/L 40.0	2005(A)
Ukiah, CA	15	3,985	0	S/L 40.0	2005(A)
Madera, CA	5	2,511	0	S/L 40.0	2005(A)
Mesa, AZ	75	14,427	0	S/L 40.0	2005(A)
Burbank, CA	87	20,747	0	S/L 40.0	2005(A)
North Fullerton, CA	38	10,105	0	S/L 40.0	2005(A)
Tulare, CA	27	7,041	0	S/L 40.0	2005(A)
Porterville, CA	28	6,061	0	S/L 40.0	2005(A)
Lompac, CA	13	4,336	0	S/L 40.0	2005(A)
Palmdale, CA	41	11,092	0	S/L 40.0	2005(A)
Anaheim, CA	75	20,750	0	S/L 40.0	2005(A)
Sonora, CA	43	8,706	0	S/L 40.0	2005(A)
Phoenix, AZ	53	10,734	0	S/L 40.0	2005(A)
Foot Hill Ranch, CA	59	14,733	0	S/L 40.0	2005(A)
Reno, NV	32	7,741	0	S/L 40.0	2005(A)
Las Vegas, NV	37	11,494	0	S/L 40.0	2005(A)
Folsom, CA	70	14,427	0	S/L 40.0	2005(A)
Slatten Ranch, CA	74	17,093	0	S/L 40.0	2005(A)
Cicero, NY (Bear Rd)	172	4,854	0	S/L 31.5	2004(A)
Buffalo, NY	497	11,038	0	S/L 31.5	2004(A)
West Seneca, NY	672	15,183	0	S/L 31.5	2004(A)
N. Tonawanda, NY	1,188	26,303	0	S/L 31.5	2004(A)
Amherst, NY	1,227	27,436	0	S/L 31.5	2004(A)
Jamestown, NY	270	4,745	1,619	S/L 31.5	2004(A)
Hamburg, NY	387	9,880	0	S/L 31.5	2004(A)
Ithaca, NY	2,196	49,971	19,323	S/L 31.5	2004(A)
Hamburg, NY	892	18,729	0	S/L 31.5	2004(A)
Lynchburg, VA	110	3,649	0	S/L 31.5	2004(A)
Depew, NY	871	21,013	0	S/L 31.5	2004(A)
Rochester, NY	876	24,279	0	S/L 31.5	2004(A)
Niagara, NY	373	7,268	0	S/L 31.5	2004(A)
West Seneca, NY	141	5,123	0	S/L 31.5	2004(A)
Tonawanda, NY	108	3,606	0	S/L 31.5	2004(A)
Orland Park, IL	684	22,834	0	S/L 31.5	2004(A)
Florence, KY	356	9,886	0	S/L 31.5	2004(A)
Hamburg, NY	930	20,283	0	S/L 31.5	2004(A)
Tonawanda, NY	366	9,582	0	S/L 31.5	2004(A)
Hamburg, NY	1,138	25,089	0	S/L 31.5	2004(A)
Columbus, OH (Consumer Square)	1,269	31,506	13,942	S/L 31.5	2004(A)
Louisville, KY (Outer Loop)	59	4,868	0	S/L 31.5	2004(A)
Frankfurt, KY (Eastwood)	478	10,375	0	S/L 31.5	2004(A)
Tampa, FL (Horizon Park)	638	22,881	0	S/L 31.5	2004(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2005
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

Olean, NY	8,834	29,813	0	8,834	29,896	38,730
N. Charleston SC (N Charl Ctr)	5,146	5,990	0	5,146	5,990	11,136
Jacksonville, FL (Arlington Road)	4,672	5,085	0	4,672	5,095	9,767
West Long Branch, NJ (Monmouth)	14,131	51,982	0	14,131	52,406	66,537
Big Flats, NY (Big Flats I)	22,229	52,579	0	22,229	55,669	77,898
Hanover, PA	4,408	4,707	0	4,408	4,707	9,115
Mays Landing, NJ (Wrangelboro)	49,033	107,230	0	49,033	108,004	157,037
Plattsburgh, NY	10,734	34,028	0	10,734	34,582	45,316
Niagara Falls, NY	3,175	7,432	0	3,175	7,432	10,607
Williamsville, NY	5,021	6,768	0	5,021	7,100	12,121
Niagara Falls, NY	4,956	11,370	0	4,956	11,370	16,326
Amherst, NY	29,729	78,602	0	29,729	79,326	109,055
Greece, NY	3,901	4,922	0	3,901	4,922	8,823
Amherst, NY	2,618	6,157	0	2,618	6,157	8,775
Buffalo, NY (Elmwood)	6,010	19,044	0	6,010	19,071	25,081
Orange Park, FL (The Village)	1,929	5,476	0	1,929	5,514	7,443
Lakeland, FL (Highlands)	4,112	4,328	0	4,112	4,376	8,488
Lockport, NY	9,253	23,829	0	9,253	23,842	33,095
Cortland, NY	1,622	22,235	0	1,622	22,235	23,857
Rochester, NY (Hen-Jef)	7,156	7,581	0	7,156	7,581	14,737
Buffalo, NY (Delaware)	3,568	29,001	0	3,620	29,394	33,014
Amherst, NY (University Plaza)	3,909	14,134	0	3,909	14,165	18,074
Cheektowaga, NY (Thruway)	15,471	25,600	0	15,471	26,448	41,919
Walker, MI (Alpine Ave)	1,454	9,284	0	1,454	11,537	12,991
Toledo, OH	1,316	3,961	0	1,316	3,961	5,277
Amherst, NY	4,054	11,995	0	4,054	12,003	16,057
Erie, PA	2,175	13,286	0	2,175	13,286	15,461
New Hartford, NY	1,279	13,685	0	1,279	13,690	14,969
Niagara Falls, NY	2,784	3,872	0	2,784	3,938	6,722
Medina, NY	2,269	2,881	0	2,269	2,881	5,150
Tonawanda, NY (Sher/ Delaware)	5,090	14,874	0	5,090	14,874	19,964
Mays Landing, NJ (Hamilton)	36,224	56,949	0	36,224	57,304	93,528
Gates, NY	9,369	40,672	0	9,369	40,672	50,041
Lantana, FL	5,448	12,333	0	5,448	12,363	17,811
Rome, NY (Freedom)	4,565	5,078	0	4,565	5,121	9,686
Englewood, FL	2,172	2,983	0	2,172	3,105	5,277
Utica, NY	2,869	14,621	0	2,869	14,637	17,506
Hamburg, NY (Milestrip)	2,527	14,711	0	2,527	14,725	17,252
Mooresville, NC	14,633	34,373	0	14,633	35,620	50,253
Alden, NY	4,547	3,926	0	4,547	3,926	8,473
Amherst, NY (Sheridan/ Harlem)	2,620	2,554	0	2,620	2,554	5,174
Indian Trail, NC	3,172	7,075	0	3,172	7,081	10,253

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost,
		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction (C)
	Depreciation	Depreciation	Encumbrances	(Years) (1)	Acquisition (A)

Olean, NY	1,575	37,155	4,736	S/L 31.5	2004(A)
N. Charleston SC (N Charl Ctr)	356	10,780	10,651	S/L 31.5	2004(A)
Jacksonville, FL (Arlington Road)	301	9,466	0	S/L 31.5	2004(A)
West Long Branch, NJ (Monmouth)	2,677	63,860	14,125	S/L 31.5	2004(A)
Big Flats, NY (Big Flats I)	3,212	74,686	15,609	S/L 31.5	2004(A)
Hanover, PA	268	8,847	0	S/L 31.5	2004(A)
Mays Landing, NJ (Wrangelboro)	5,538	151,499	50,221	S/L 31.5	2004(A)
Plattsburgh, NY	1,875	43,441	9,936	S/L 31.5	2004(A)
Niagara Falls, NY	392	10,215	0	S/L 31.5	2004(A)
Williamsville, NY	354	11,767	0	S/L 31.5	2004(A)
Niagara Falls, NY	627	15,699	0	S/L 31.5	2004(A)
Amherst, NY	4,146	104,909	26,124	S/L 31.5	2004(A)
Greece, NY	259	8,564	0	S/L 31.5	2004(A)
Amherst, NY	318	8,457	0	S/L 31.5	2004(A)
Buffalo, NY (Elmwood)	980	24,101	0	S/L 31.5	2004(A)
Orange Park, FL (The Village)	288	7,155	0	S/L 31.5	2004(A)
Lakeland, FL (Highlands)	238	8,250	0	S/L 31.5	2004(A)
Lockport, NY	1,245	31,850	12,962	S/L 31.5	2004(A)
Cortland, NY	1,139	22,718	0	S/L 31.5	2004(A)
Rochester, NY (Hen-Jef)	406	14,331	0	S/L 31.5	2004(A)
Buffalo, NY (Delaware)	1,393	31,621	1,125	S/L 31.5	2004(A)
Amherst, NY (University Plaza)	739	17,335	0	S/L 31.5	2004(A)
Cheektowaga, NY (Thruway)	1,477	40,442	4,973	S/L 31.5	2004(A)
Walker, MI (Alpine Ave)	729	12,262	0	S/L 31.5	2004(A)
Toledo, OH	212	5,065	0	S/L 31.5	2004(A)
Amherst, NY	621	15,436	5,225	S/L 31.5	2004(A)
Erie, PA	720	14,741	0	S/L 31.5	2004(A)
New Hartford, NY	708	14,261	0	S/L 31.5	2004(A)
Niagara Falls, NY	232	6,490	0	S/L 31.5	2004(A)
Medina, NY	158	4,992	3,873	S/L 31.5	2004(A)
Tonawanda, NY (Sher/ Delaware)	778	19,186	0	S/L 31.5	2004(A)
Mays Landing, NJ (Hamilton)	2,951	90,577	15,349	S/L 31.5	2004(A)
Gates, NY	2,096	47,945	24,757	S/L 31.5	2004(A)
Lantana, FL	405	17,406	4,410	S/L 31.5	2004(A)
Rome, NY (Freedom)	302	9,384	4,452	S/L 31.5	2004(A)
Englewood, FL	108	5,169	2,062	S/L 31.5	2004(A)
Utica, NY	766	16,740	0	S/L 31.5	2004(A)
Hamburg, NY (Milestrip)	797	16,455	0	S/L 31.5	2004(A)
Mooresville, NC	1,803	48,450	23,770	S/L 31.5	2004(A)
Alden, NY	208	8,265	4,416	S/L 31.5	2004(A)
Amherst, NY (Sheridan/ Harlem)	145	5,029	0	S/L 31.5	2004(A)
Indian Trail, NC	371	9,882	6,919	S/L 31.5	2004(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2005
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &			Buildings &
	Land	Improvements	Improvements	Land	Improvements	Total

Dewitt, NY	1,140	6,756	0	1,140	6,756	7,896
Chili, NY	2,143	8,109	0	2,143	8,109	10,252
Ashtabula, OH	1,444	9,912	0	1,444	9,912	11,356
Irondequoit, NY (Ridgeview)	4,163	2,502	0	4,163	2,699	6,862
Springville, NY	1,454	9,835	0	1,454	9,879	11,333
Niskayuna, NY	20,297	51,155	0	20,297	51,916	72,213
Dansville, NY	2,806	4,905	0	2,806	4,905	7,711
Canandaigua, NY	5,132	5,073	0	5,132	5,073	10,205
Dewitt, NY (Dewitt Commons)	9,738	26,351	0	9,738	28,294	38,032
Victor, NY	2,374	6,433	0	2,374	6,433	8,807
Alamosa, CO	161	1,034	211	161	1,227	1,388
Wilmington, NC	4,785	16,852	1,183	4,287	32,249	36,536
Berlin, VT	859	10,948	24	866	13,925	14,791
Brainerd, MN	703	9,104	272	1,182	16,649	17,831
Spring Hill, FL	1,084	4,816	266	2,096	10,992	13,088
Tiffin, OH	432	5,908	435	432	10,325	10,757
Broomfield, CO (Flatiron Gard)	23,681	31,809	0	13,841	42,614	56,455
Denver, CO (Centennial)	7,833	35,550	0	7,833	51,858	59,691
Dickinson, ND	57	6,864	355	51	7,907	7,958
West Pasco, FL	1,422	6,552	9	1,358	6,572	7,930
Marianna, FL	1,496	3,500	130	1,496	3,688	5,184
Hutchinson, MN	402	5,510	657	427	6,868	7,295
New Bern, NC	780	8,204	72	441	5,187	5,628
Bayamon, PR (Plaza Del Sol)	132,074	152,441	0	132,074	152,441	284,515
Carolina, PR (Plaza Escorial)	28,522	76,947	0	28,522	76,947	105,469
Humacao, PR (Palma Real)	16,386	74,059	0	16,386	74,059	90,445
Isabela, PR (Plaza Isabela)	8,175	41,094	0	8,175	41,094	49,269
San German, PR (Camino Real)	3,215	24	0	3,215	24	3,239
Cayey, PR (Plaza Cayey)	19,214	25,584	0	19,214	25,584	44,798
Bayamon, PR (Rio Hondol)	91,645	98,007	0	91,645	98,007	189,652
San Juan, PR (Senorial Plaza)	10,338	23,285	0	10,338	23,285	33,623
Bayamon, PR (Rexville Plaza)	4,294	11,987	0	4,294	11,987	16,281
Arecibo, PR (Atlantico)	7,965	29,898	0	7,965	29,898	37,863
Hatillo, PR (Plaza Del Norte)	101,219	105,465	0	101,219	105,465	206,684
Vega Baja, PR (Plaza Vega Baja)	7,076	18,684	0	7,076	18,684	25,760
Guyama, PR (Plaza Wal-Mart)	1,960	18,721	0	1,960	18,721	20,681
Fajardo, PR (Plaza Fajardo)	4,376	41,199	0	4,376	41,199	45,575
San German, PR (Del Oeste)	6,470	20,751	0	6,470	20,751	27,221
Princeton, NJ	7,121	29,783	0	7,121	35,445	42,566
Princeton, NJ (Pavilion)	6,327	44,466	0	7,000	52,026	59,026
Wichita, KS ( Eastgate)	5,058	11,362	0	5,222	12,076	17,298
Russellville, AR	624	13,391	0	624	13,919	14,543

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost,
		Net of		Depreciable	Date of
	Accumulated	Accumulated		Lives	Construction (C)
	Depreciation	Depreciation	Encumbrances	(Years) (1)	Acquisition (A)

Dewitt, NY	347	7,549	0	S/L 31.5	2004(A)
Chili, NY	427	9,825	0	S/L 31.5	2004(A)
Ashtabula, OH	507	10,849	6,888	S/L 31.5	2004(A)
Irondequoit, NY (Ridgeview)	156	6,706	0	S/L 31.5	2004(A)
Springville, NY	512	10,821	6,182	S/L 31.5	2004(A)
Niskayuna, NY	2,718	69,495	25,049	S/L 31.5	2004(A)
Dansville, NY	257	7,454	0	S/L 31.5	2004(A)
Canandaigua, NY	181	10,024	5,736	S/L 31.5	2004(A)
Dewitt, NY (Dewitt Commons)	1,673	36,359	0	S/L 31.5	2004(A)
Victor, NY	297	8,510	6,599	S/L 31.5	2004(A)
Alamosa, CO	883	505	0	S/L 30	1986(C)
Wilmington, NC	11,296	25,240	20,676	S/L 31.5	1989(C)
Berlin, VT	7,350	7,441	4,940	S/L 30	1986(C)
Brainerd, MN	5,666	12,165	0	S/L 31.5	1991(A)
Spring Hill, FL	4,045	9,043	5,142	S/L 30	1988(C)
Tiffin, OH	4,394	6,363	0	S/L 30	1980(C)
Broomfield, CO (Flatiron Gard)	2,824	53,631	0	S/L 31.5	2003(A)
Denver, CO (Centennial)	12,668	47,023	37,984	S/L 31.5	1997(C)
Dickinson, ND	7,135	823	0	S/L 30	1978(C)
West Pasco, FL	4,149	3,781	4,784	S/L 30	1986(C)
Marianna, FL	1,810	3,374	0	S/L 31.5	1990(C)
Hutchinson, MN	5,312	1,983	0	S/L 30	1981(C)
New Bern, NC	2,236	3,392	0	S/L 31.5	1989(C)
Bayamon, PR (Plaza Del Sol)	4,366	280,149	0	S/L 31.5	2005(A)
Carolina, PR (Plaza Escorial)	2,272	103,197	0	S/L 31.5	2005(A)
Humacao, PR (Palma Real)	2,183	88,262	0	S/L 31.5	2005(A)
Isabela, PR (Plaza Isabela)	1,218	48,051	0	S/L 31.5	2005(A)
San German, PR (Camino Real)	3	3,236	0	S/L 31.5	2005(A)
Cayey, PR (Plaza Cayey)	770	44,028	0	S/L 31.5	2005(A)
Bayamon, PR (Rio Hondol)	2,658	186,994	56,743	S/L 31.5	2005(A)
San Juan, PR (Senorial Plaza)	694	32,929	14,735	S/L 31.5	2005(A)
Bayamon, PR (Rexville Plaza)	361	15,920	8,877	S/L 31.5	2005(A)
Arecibo, PR (Atlantico)	883	36,980	14,826	S/L 31.5	2005(A)
Hatillo, PR (Plaza Del Norte)	3,114	203,570	0	S/L 31.5	2005(A)
Vega Baja, PR (Plaza Vega Baja)	561	25,199	0	S/L 31.5	2005(A)
Guyama, PR (Plaza Wal-Mart)	554	20,127	0	S/L 31.5	2005(A)
Fajardo, PR (Plaza Fajardo)	1,222	44,353	0	S/L 31.5	2005(A)
San German, PR (Del Oeste)	621	26,600	0	S/L 31.5	2005(A)
Princeton, NJ	8,040	34,526	25,699	S/L 31.5	1998(A)
Princeton, NJ (Pavilion)	7,383	51,643	0	S/L 31.5	2000(C)
Wichita, KS ( Eastgate)	1,497	15,801	0	S/L 31.5	2002(A)
Russellville, AR	5,079	9,464	0	S/L 31.5	1994(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2005
(In thousands)

	Initial Cost			Total Cost (B)

		Buildings &				Buildings &
	Land	Improvements	Improvements	Land		Improvements		Total

N. Little Rock, AR	907	17,160	0	907		18,964		19,871
Ottumwa, IA	338	8,564	103	321		16,703		17,024
Washington, NC	991	3,118	34	878		4,411		5,289
Leawood, KS	13,002	69,086	0	13,002		70,063		83,065
Littleton, CO	12,249	50,709	0	12,233		50,962		63,195
Durham, NC	2,210	11,671	278	2,210		13,320		15,530
San Antonio, TX (N. Bandera)	3,475	37,327	0	3,475		37,391		40,866
Crystal River, FL	1,217	5,796	365	1,219		7,402		8,621
Bellefontaine, OH	998	3,221	0	998		5,544		6,542
Dublin, OH (Perimeter Center)	3,609	11,546	0	3,609		11,740		15,349
Hamilton, OH	495	1,618	0	495		1,618		2,113
Pataskala, OH	514	1,679	0	514		1,707		2,221
Pickerington, OH	1,896	6,086	0	1,896		6,514		8,410
Barboursville, WV	431	1,417	2	431		2,124		2,555
Columbus, OH (Easton Market)	11,087	44,494	0	11,866		47,823		59,689
Columbus, OH (Dublin Village)	6,478	29,792	0	6,478		29,792		36,270
Denver, CO (Tamarac Square Mall)	2,990	12,252	0	2,987		13,502		16,489
Chelmsford, MA (Apollo Drive)	8,124	26,760	0	8,116		26,790		34,906
Daytona Beach, FL (Volusia Point)	3,838	4,485	0	3,834		4,730		8,564
Twinsburg, OH (Heritage Business)	254	1,623	0	254		1,794		2,048
Silver Springs, MD (Tech Center 29-1)	7,484	20,980	0	7,476		22,862		30,338
Portfolio Balance (DDR)	224,264	195,002	0	224,264		195,002		419,266

	$1,948,336	$4,692,001	$9,893	$1,921,518	(3)	$5,107,819	(4)	$7,029,337

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Total Cost,
		Net of			Depreciable	Date of
	Accumulated	Accumulated			Lives	Construction (C)
	Depreciation	Depreciation	Encumbrances		(Years) (1)	Acquisition (A)

N. Little Rock, AR	5,419	14,452	0		S/L 31.5	1994(A)
Ottumwa, IA	5,535	11,489	0		S/L 31.5	1990(C)
Washington, NC	1,846	3,443	0		S/L 31.5	1990(C)
Leawood, KS	6,323	76,742	50,318		S/L 31.5	1998(A)
Littleton, CO	5,281	57,914	0		S/L 31.5	2002(C)
Durham, NC	6,567	8,963	7,049		S/L 31.5	1990(C)
San Antonio, TX (N. Bandera)	4,221	36,645	0		S/L 31.5	2002(A)
Crystal River, FL	4,134	4,487	0		S/L 31.5	1986(C)
Bellefontaine, OH	1,209	5,333	2,349		S/L 30	1998(A)
Dublin, OH (Perimeter Center)	2,971	12,378	9,185		S/L 31.5	1998(A)
Hamilton, OH	397	1,716	0		S/L 31.5	1998(A)
Pataskala, OH	415	1,806	0		S/L 31.5	1998(A)
Pickerington, OH	1,540	6,870	4,079		S/L 31.5	1998(A)
Barboursville, WV	415	2,140	0		S/L 31.5	1998(A)
Columbus, OH (Easton Market)	11,463	48,226	0		S/L 31.5	1998(A)
Columbus, OH (Dublin Village)	18,173	18,097	0		S/L 31.5	2005(A)
Denver, CO (Tamarac Square Mall)	2,455	14,034	0		S/L 31.5	2001(A)
Chelmsford, MA (Apollo Drive)	3,399	31,507	0		S/L 31.5	2001(A)
Daytona Beach, FL (Volusia Point)	709	7,855	0		S/L 31.5	2001(A)
Twinsburg, OH (Heritage Business)	240	1,808	0		S/L 31.5	2001(A)
Silver Springs, MD (Tech Center 29-1)	3,457	26,881	10,098		S/L 31.5	2001(A)
Portfolio Balance (DDR)	10,277	408,989	267,015	(2)	S/L 31.5

	$692,823	$6,336,514	$1,339,658

(1)	S/ L refers to straight-line depreciation.

(2)	Includes $258.5 million of mortgage debt which encumbers 35 Mervyns sites.

(3)	Includes $200.2 million of land under development at December 31, 2005.

(4)	Includes $148.5 million of construction in progress at December 31, 2005.

(B)	The Aggregate Cost for Federal Income Tax purposes was approximately $6.9 billion at December 31, 2005.

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (Continued)
December 31, 2005
(In thousands)
     The changes in Total Real Estate Assets for the three years ended December 31, 2005 are as follows:

	2005	2004	2003

Balance, beginning of year	$5,603,424	$3,884,911	$2,804,056
Acquisitions and transfers from joint ventures	1,610,808	2,170,793	1,363,636
Developments, improvements and expansions	203,054	243,929	20,081
Changes in land under development and construction in progress	102,826	(7,011)	119,485
Sales, retirements and transfers to joint ventures	(490,775)	(689,198)	(422,347)

Balance, end of year	$7,029,337	$5,603,424	$3,884,911

      The changes in Accumulated Depreciation and Amortization for the three years ended December 31, 2005 are as follows:

	2005	2004	2003

Balance, beginning of year	$568,231	$458,213	$408,792
Depreciation for year	170,701	132,647	95,219
Sales and retirements	(46,109)	(22,629)	(45,797)

Balance, end of year	$692,823	$568,231	$458,214

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

By:	/s/ Scott A. Wolstein

Scott A. Wolstein, Chairman and Chief Executive Officer
Date: March 1, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 1st day of March, 2006.

/s/ Scott A. Wolstein Scott A. Wolstein	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William H. Schafer William H. Schafer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Dean S. Adler Dean S. Adler	Director

/s/ Terrance R. Ahern Terrance R. Ahern	Director

/s/ Mohsen Anvari Mohsen Anvari	Director

/s/ Robert H. Gidel Robert H. Gidel	Director

/s/ Victor MacFarlane Victor MacFarlane	Director

/s/ Craig Macnab Craig Macnab	Director

/s/ Scott D. Roulston Scott D. Roulston	Director

/s/ Barry A. Sholem Barry A. Sholem	Director

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director