Form 10-K/A
period 2005-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2006-03-10
CIK 894315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)
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
(216) 755-5500

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on
Title of Each Class	Which Registered
Common Shares, Without Par Value.	New York Stock Exchange
Depositary Shares Representing Class F Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Representing Class G Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Representing Class H Cumulative Redeemable Preferred Shares	New York Stock Exchange
Depositary Shares Representing Class I Cumulative Redeemable Preferred Shares	New York Stock Exchange
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
108,965,988 common shares outstanding as of February 15, 2006

DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
     The registrant filed an Annual Report on Form 10-K for the year ended December 31, 2005 (the “Form 10-K”) on March 1, 2006, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be subsequently filed with the Securities and Exchange Commission (the “Proxy Statement”). The registrant has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.
     Also included in this Form 10-K/A are (a) the signature page, (b) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been re-executed and re-filed as of the date of this Form 10-K/Aas Exhibits 31.03 and 31.04, respectively, and (c) the exhibit index set forth in Part IV, Item 15(b) of the Form 10-K, which has been amended and restated in its entirety as set forth below to include the additional certifications.
     No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K, affected by subsequent events. Information not affected by the amendments described above is unchanged and has not been included herein. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings made with the Securities and Exchange Commission.
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers and Directors
     Information regarding the Company’s executive officers is set forth under the heading “Executive Officers” in Part I of the Annual Report on Form 10-K and incorporated herein by reference.
     The directors of the Company are as follows:

Period of
Service
Name and Age	Principal Occupation	as Director

Dean S. Adler	Principal, Lubert-Adler Partners, L.P. (real estate investments)	5/97-Present
49

Terrance R. Ahern	Principal, The Townsend Group (institutional real estate consulting)	5/00-Present
50

Mohsen Anvari	Dean, School of Business Administration, the University of San	7/05-Present
56	Diego

Robert H. Gidel	Managing Partner, Liberty Partners, LP (real estate investments)	5/00-Present
54

Victor B. MacFarlane	Managing Principal, MacFarlane Partners (real estate investments)	5/02-Present
54

Craig Macnab	Chief Executive Officer, Commercial Net Lease Realty	3/03-Present
50	(real estate investment trust)

Scott D. Roulston	Managing Partner and Director, Fairport Asset Management,	5/04-Present
48	LLC (investment advisor)

Barry A. Sholem	Principal, MDS Capital, L.P. (venture capital company)	5/98-Present

Period of
Service
Name and Age	Principal Occupation	as Director
50

William B. Summers, Jr.	Non-Executive Chairman, McDonald Investments Inc.	5/04-Present
55	(investment bank)

Scott A. Wolstein	Chairman of the Board of Directors of the Company and	11/92-Present
53	Chief Executive Officer of the Company
     Dean S. Adler is currently a principal with Lubert-Adler Partners, L.P. (“Lubert-Adler”), a private equity real estate investment company which he co-founded in 1997. Lubert-Adler currently manages over $2.5 billion in equity and $8 billion in assets in four real estate funds. Mr. Adler is a certified public accountant and a graduate of the Wharton School and the University of Pennsylvania Law School. He currently serves as a member of the Board of Directors of Bed Bath & Beyond, Inc. and Electronics Boutique, Inc. Mr. Adler has served on community boards, including the UJA National Young Leadership Cabinet, and he is currently a member of the Alexis de Tocqueville Society of the United Way.
     Terrance R. Ahern is a co-founder and principal of The Townsend Group, an institutional real estate consulting firm formed in 1986, which represents primarily tax-exempt clients such as public and private pension plans, endowment, foundation and multi-manager investments. Mr. Ahern was formerly a member of the Board of Directors of the Pension Real Estate Association (PREA) and the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT). Prior to founding The Townsend Group, Mr. Ahern was a vice president of a New York-based real estate investment firm and was engaged in the private practice of law. Mr. Ahern received a B.A. and J.D. from Cleveland State University.
     Mohsen Anvari is the dean of the University of San Diego’s School of Business Administration. From August 2001 until July 2005, Dr. Anvari was a Professor in the Department of Banking and Finance at Weatherhead School of Management (“Weatherhead”) at Case Western Reserve University. From August 2001 until January 2004, Dr. Anvari served as Dean of Weatherhead and Albert J. Weatherhead, III Professor of Management. From February 1995 until August 2001, Dr. Anvari served as Dean of the John Molson School of Business at Concordia University in Montreal, Canada.
     Robert H. Gidel has been the Managing Director of Liberty Partners, LP, a partnership that invests in real estate and finance focused operating companies, since 1998. He is a member of the Board of Directors and lead director of Global Signal Inc., a REIT, of which he is chairman of the governance committee and a member of the compensation committee. Mr. Gidel is Chairman of the Board of Directors of LNR Property Holdings, a private multi-asset real estate company. Until 2005, he was also a trustee of Fortress Registered Investment Trust and a director of Fortress Investment Fund II, LLC, both of which are registered investment companies. From 1996 until 2005, Mr. Gidel has been the independent member of the investment committee of the Lone Star Funds (I, II, III, IV & V). He is a graduate of the Warrington College of Business at the University of Florida.
     Victor B. MacFarlane has been the Managing Principal of MacFarlane Partners, which provides real estate advisory services to institutional investors, since he founded the partnership in 1987. Mr. MacFarlane has 25 years of real estate experience and holds a master’s degree in business administration from the University of Pittsburgh, a juris doctor degree from the University of California, Los Angeles, and a bachelor’s degree in university studies from the University of New Mexico. He is a member of the boards of trustees of both the Urban Land Institute and the Initiative for a Competitive Inner City. He serves on the Board of Directors of Stanford Hospital & Clinics and the policy advisory board of the Fisher Center for Real Estate and Urban Economics at the University of California, Berkeley. He also is a member of the International Council of Shopping Centers, the Pension Real Estate Association (PREA), the Chief Executives Organization and the World Presidents Organization.
     Craig Macnab became the Chief Executive Officer and a Director of Commercial Net Lease Realty, a publicly-traded real estate investment trust, in February 2004. Mr. Macnab was the Chief Executive Officer, President and a Director of JDN Realty Corporation (“JDN”) from 2000 to 2003, when JDN was acquired by the Company. Prior to joining JDN, Mr. Macnab was a consultant from 1999 through April 2000. Mr. Macnab is also currently a director of Per Se Technologies, Inc. and Commercial Net Lease Realty.

     Scott D. Roulston has been the Managing Partner and a Director of Fairport Asset Management, LLC, a registered investment advisor providing investment management and wealth management services, since 2004 and from 2001 to 2004 was the firm’s President and Chief Executive Officer. Mr. Roulston is also President of the Fairport Funds and Roulston Research Corp., a registered broker dealer. From 1990 until 2001, Mr. Roulston was the President and Chief Executive Officer of Roulston & Company, until it merged with The Hickory Group in 2001 to form Fairport Asset Management, LLC.
     Barry A. Sholem became a partner of MDS Capital, L.P., a venture capital company, and head of its real estate fund in July 2004. From 1995 until August 2000, Mr. Sholem was the Chairman of Donaldson, Lufkin & Jenrette, Inc. Real Estate Capital Partners, a $2 billion real estate fund that invests in a broad range of real estate-related assets, which he formed in January 1995, and, from August 2000 to November 2003, he was a Managing Director of Credit Suisse First Boston. Mr. Sholem is a graduate of Brown University and Northwestern University’s J.L. Kellogg Graduate School of Management. He is currently active in the Urban Land Institute (RCMF Council), the International Council of Shopping Centers, the U.C. Berkeley Real Estate Advisory Board and the Business Roundtable.
     William B. Summers, Jr. has been the Non-Executive Chairman of McDonald Investments Inc., an investment banking, brokerage and investment advisory firm, since 2000. From 1994 until 1998, Mr. Summers was the President and Chief Executive Officer of McDonald Investments Inc. and from 1998 until 2000, Mr. Summers was the Chairman and Chief Executive Officer of McDonald Investments, Inc. Mr. Summers is also currently a director of Greatbatch, Inc. and RPM International, Inc., and a member of the Advisory Board of Molded Fiber Glass Companies and the Board of Executives of the New York Stock Exchange.
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
Audit Committee of the Board of Directors
     The Company has a standing Audit Committee of its Board of Directors, which currently consists of Messrs. Ahern, Roulston and Summers. The Audit Committee assists the Board of Directors in overseeing the integrity of the financial statements of the Company, the Company’s compliance with legal and regulatory requirements, the Company’s independent registered public accounting firm’s qualifications and independence, and the performance of the Company’s internal audit function and independent registered public accounting firm; and prepares the Audit Committee Report included in the Company’s annual proxy statement. All of the members of the Audit Committee are independent as independence is currently defined in the rules and regulations of the Securities and Exchange Commission, the New York Stock Exchange listing standards and the Company’s Corporate Governance Guidelines. The Board of Directors has determined that each member of the Audit Committee is a “financial expert” within the meaning of Item 401 of Regulation S-K under the federal securities laws.

Corporate Governance Documents
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
     Copies of the Company’s corporate governance documents are available on the Company’s website, www.ddr.com, under “Investor Relations” and can be provided, free of charge, to any shareholder who requests a copy by calling Michelle M. Dawson, Vice President of Investor Relations, at (216) 755-5500, or by writing to Developers Diversified Realty Corporation, Investor Relations at 3300 Enterprise Parkway, Beachwood, Ohio 44122. Any waivers or any amendments to the Code of Ethics for Senior Financial Officers or Code of Business Conduct and Ethics will be promptly disclosed on the Company’s website and as otherwise required by rule or regulation.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and owners of more than 10% of a registered class of the Company’s equity securities, to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of common shares and other equity securities of the Company. Executive officers, directors and owners of more than 10% of the common shares are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).
     To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except as follows: (a) a Form 5 was filed on February 14, 2006, and amended on February 22, 2006, by Scott Wolstein reporting the receipt of a grant of performance units, which represent a contingent right to receive the Company’s common shares, made on March 1, 2000 and a grant of performance units made on January 2, 2002, and the subsequent vesting of 30,000 common shares on January 1, 2005 earned pursuant to the March 2000 grant of performance units; (b) a Form 5 was filed on February 14, 2006 by Scott Roulston reporting purchase and sale transactions occurring on April 5, 2005 and April 6, 2005; (c) a Form 5 was filed on February 14, 2006 by Joan Allgood reporting gifts of shares held by her husband on October 4, 2004 and December 23, 2005; (d) a Form 5 was filed on February 14, 2006, and amended on February 22, 2006, by Daniel Hurwitz reporting the receipt of a grant of performance units on January 2, 2002, which represent a contingent right to receive the Company’s common shares; and (e) a Form 5 was filed on February 14, 2006, and amended on February 22, 2006, by David Jacobstein reporting the receipt of a grant of performance units on January 2, 2002, which represent a contingent right to receive the Company’s common shares.

Item 11. EXECUTIVE COMPENSATION
     The following information is set forth with respect to the Company’s Chief Executive Officer and the other four most highly compensated executive officers, each of whom was serving as an executive officer at December 31, 2005 (the “named executive officers”).
Summary Compensation Table

Annual Compensation						Long Term Compensation Awards
						Restricted	Securities	Long
						Stock	Underlying	Term		Other
Name and	Fiscal		Bonus	Other Annual		Award(s)	Options/	Incentive		Compensation
Principal Position	Year	Salary($)	($)(1)	Compensation		($)(2)	SARs(#)	Payout($)		($)(3)

Scott A. Wolstein	2005	620,500	781,250	650,000	(4)	1,513,728	136,002	10,422,442	(5)(6)	71,232
Chairman and Chief	2004	598,000	747,500	650,000	(4)	1,513,818	173,988	825,000	(5)	68,590
Executive Officer	2003	594,167	747,500	650,000	(4)	1,132,037	188,361	878,393	(5)	72,382

David M. Jacobstein	2005	442,167	443,062	—		612,069	54,987	—		40,188
President and Chief	2004	406,667	408,000	—		600,006	68,967	—		40,685
Operating Officer	2003	397,500	400,000	—		433,136	72,069	—		51,091

Daniel B. Hurwitz	2005	399,182	432,600	—		542,981	48,789	—		38,551
Senior Executive Vice President and Chief	2004	360,917	362,000	—		452,729	52,026	—		32,600
Investment Officer	2003	350,833	355,000	—		315,560	52,507	—		39,647

Joan U. Allgood	2005	259,167	130,000	—		153,069	13,749	—		20,745
Executive Vice President —Corporate	2004	254,167	153,000	—		150,002	17,241	—		22,050
Transactions and	2003	249,167	150,000	—		114,839	19,109	—		18,404
Governance

Timothy J. Bruce	2005	276,042	139,125	—		149,139	13,395	—		12,128
Executive Vice	2004	260,833	132,500	—		135,110	15,519	—		17,425
President of	2003	240,000	120,000	—		18,745	3,120	—		14,400
Development

(1)	For a description of the method used in determining the bonuses paid to executive officers, see “Employment Agreements” and “Report of the Executive Compensation Committee of the Board of Directors.”

(2)	On February 24, 2005, Mr. Wolstein was granted 36,590 restricted common shares, Mr. Jacobstein was granted 14,795 restricted common shares, Mr. Hurwitz was granted 13,125 restricted common shares, Mrs. Allgood was granted 3,700 restricted common shares and Mr. Bruce was granted 3,605 restricted common shares. On February 24, 2004, Mr. Wolstein was granted 41,680 restricted common shares, Mr. Jacobstein was granted 16,520 restricted common shares, Mr. Hurwitz was granted 12,465 restricted common shares, Mrs. Allgood was granted 4,130 restricted common shares and Mr. Bruce was granted 3,720 restricted common shares. On February 25, 2003, Mr. Wolstein was granted 49,219 restricted common shares, Mr. Jacobstein was granted 18,832 restricted common shares, Mr. Hurwitz was granted 13,720 restricted common shares, Mrs. Allgood was granted 4,993 restricted common shares and Mr. Bruce was granted 815 restricted common shares. One-fifth of each grant vested on the date of the grant and an additional one-fifth vests on each anniversary date following the date of grant. Dividends on these restricted shares are paid to the individuals in cash. The aggregate value of the restricted stock held as of December 31, 2005, calculated by multiplying the number of restricted shares held as of such date by the market price of $47.02 per common share at the close of trading on December 30, 2005, by Messrs. Wolstein, Jacobstein, Hurwitz and Bruce and Mrs. Allgood was $12,031,666, $1,591,251, $1,259,572, $255,883 and $402,914, respectively.

(3)	The value, at December 31, 2005, of matching contributions made pursuant to the Company’s Profit Sharing Plan and Trust equaled $9,000, $9,000, $5,988, $6,128 and $7,752, respectively, for Messrs. Wolstein, Jacobstein, Hurwitz and Bruce and Mrs. Allgood. The matching contributions made pursuant to the Company’s elective deferred compensation plans equaled $32,610, $15,905, $16,848 and $3,270, respectively, for Messrs. Wolstein, Jacobstein and Hurwitz and Mrs. Allgood. In 2005, Mr. Wolstein received a $10,000 allowance and Mr. Jacobstein received a $5,000 allowance relating to fiscal year 2005 tax and financial planning expenses. During 2005, Mr. Hurwitz received a $6,000 allowance relating to tax and financial planning expenses, of which $3,000 relates to fiscal year 2005 and $3,000 relates to fiscal year 2004 (such amounts are payable to Mr. Hurwitz on an annual basis under the terms of his employment agreement, however, the amount for fiscal year 2004 was not paid until 2005). Messrs. Wolstein, Jacobstein, Hurwitz and Bruce and Mrs. Allgood received $6,660, $7,125, $1,988, $6,000 and $6,000, respectively, relating to automobile allowances. Messrs. Wolstein, Jacobstein and Hurwitz and Mrs. Allgood received $12,962, $3,158, $7,727 and $3,723, respectively, for the payment of business and country club dues.

(4)	Pursuant Mr. Wolstein’s original employment agreement, the Company was obligated to provide certain life insurance benefits to his family and him; however, these payments may be prohibited by the Sarbanes-Oxley Act of 2002. Therefore, the employment agreement of Mr. Wolstein was amended and Mr. Wolstein receives $650,000 in additional compensation annually in lieu of the life insurance benefits for fiscal years 2003 through 2007 (see “Report of the Executive Compensation Committee of the Board of Directors”).

(5)	Includes amounts paid pursuant to the incentive compensation agreement between the Company and Mr. Wolstein in connection with the Company’s investment in the Retail Value Investment Program (“RVIP”) of $1,548,442, $825,000 and $878,393 in fiscal years 2005, 2004 and 2003, respectively. The Company formed RVIP, which invests in retail properties that are in need of re-tenanting and marketing repositioning on a national basis, with Prudential Real Estate Investors (“Prudential”). At the time RVIP was formed, Mr. Wolstein was required to maintain an equity interest in RVIP, which Mr. Wolstein subsequently assigned to the Company. As a condition to this assignment and the termination of the requirement that Mr. Wolstein maintain an equity interest, Prudential required Mr. Wolstein to retain a significant economic interest in RVIP. The RVIP Incentive Compensation Agreement was entered into between the Company and Mr. Wolstein to satisfy this requirement. Pursuant to the agreement, Mr. Wolstein is entitled to receive between 0% and 25% of any distributions made to the general partners in the Retail Value Investment Program. The percentage of distributions earned is determined based on the Company’s achievement of either (i) an average annual total shareholder return of 6% to 12% or more or (ii) an average increase in per share Funds From Operations of 5% to 10% or more before deducting any compensation expense from distributions received.

(6)	Includes $8,874,000, representing the value of 200,000 common shares (based on the closing sale price per share of the common shares on the last trading date prior to the date of issuance) issued to Mr. Wolstein on January 1, 2005 upon conversion of performance units issued to him by the Company on March 1, 2000. The performance units converted into 200,000 common shares based on the total annual shareholder return over the five-year period ended December 31, 2004. Such shares vest over time: 30,000 common shares vested on January 1, 2005 and the remaining common shares vest annually in 20% increments beginning January 1, 2006.
Option Grants in Last Fiscal Year
     The following table sets forth information with respect to the awarding of options to purchase common shares to the named executive officers in 2005.

	Number of	Percent of
	Securities	Total Options			Grant
	Underlying	Granted To	Exercise		Date
	Options	Employees in	Price		Present
Name	(#)(1)	Fiscal Year(2)	($/Sh)	Expiration Date	Value($)(3)

Scott A. Wolstein	136,002	21.9%	41.37	February 24, 2015	805,200

David M. Jacobstein	54,987	8.8%	41.37	February 24, 2015	325,550

	Number of	Percent of
	Securities	Total Options			Grant
	Underlying	Granted To	Exercise		Date
	Options	Employees in	Price		Present
Name	(#)(1)	Fiscal Year(2)	($/Sh)	Expiration Date	Value($)(3)
Daniel B. Hurwitz	48,789	7.8%	41.37	February 24, 2015	288,855

Joan U. Allgood	13,749	2.2%	41.37	February 24, 2015	81,401

Timothy J. Bruce	13,395	2.2%	41.37	February 24, 2015	79,305

(1)	Options vest in one-third increments on each of the first three consecutive anniversaries of the date of grant and may be exercised, if at all, only with respect to those options that are vested.

(2)	Based on options to purchase an aggregate of 622,238 common shares granted to employees during 2005.

(3)	Based on the Black-Scholes options pricing model, adapted for use in valuing stock options granted to executives. The following assumptions were used in determining the values set forth in the table: (a) expected volatility of 22.8632% which reflects the daily closing prices of the common shares on the New York Stock Exchange for the 12-month period ended February 24, 2005, (b) risk-free rates of return of 4.058% for the options which expire in February 2015 (which percentage represents the yield on a United States Government Zero Coupon bond with a six-year maturity prevailing on the date on which the options were granted), (c) dividend yield of 5.22% for the options (which percentage represents an annualized distribution of $2.16 per common share divided by the exercise price of the options) and (d) the exercise of the options of a six-year term. No adjustments were made for nontransferability or risk of forfeiture of the options. The calculations were made using a price per common share and option exercise price of $41.37 for the options. The estimated present values in the table are not intended to provide, nor should they be interpreted as providing, any indication or assurance concerning future values of the common shares.
Aggregate Option Exercises in 2005 and 2005 Year-End Option Values
     The following table sets forth information with respect to the number of shares acquired by the named executive officers upon exercise of options and the value realized through such exercise during fiscal 2005 and the number of securities underlying unexercised options and the value of in-the-money options held by the named executive officers on December 31, 2005.

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money
			Options at 2005	Options
	Shares		Year-End(#)	at 2005 Year-End($)
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise(#)	Realized($)	Unexercisable	Unexercisable(1)

Scott A. Wolstein	139,320	3,107,244	57,996 / 314,781	620,557 / 3,517,669

David M. Jacobstein	65,704	1,477,416	51,910 / 124,988	988,014 / 1,379,674

Daniel B. Hurwitz	38,836	847,223	17,342 / 100,976	185,559 / 1,067,199

Joan U. Allgood	13,659	330,880	5,747 / 31,613	61,493 / 353,675

Timothy J. Bruce	38,104	916,156	69,149 / 24,781	1,598,863 / 211,365

(1)	Based on the market price of $47.02 per common share at the close of trading on December 30, 2005.
Employment Agreements
     The Company has entered into separate employment agreements with seven of its officers, including each of the named executive officers. Each of the employment agreements contains an “evergreen” provision that provides for an automatic extension of the agreement for an additional year at the end of each fiscal year, subject to the parties’ termination rights. In the case of Mr. Wolstein, the effect of the automatic extension is a two-year “evergreen” term.
     In the case of Mr. Wolstein, either party may terminate the agreement by giving one year’s prior written notice. In the case of Messrs. Jacobstein, Hurwitz and Bruce and Mrs. Allgood the agreement can be terminated by the Company by giving 90 days prior written notice.
     The agreements provide for minimum base salaries subject to increases approved by the Executive Compensation Committee. The annual base salaries for 2005 were $625,000, $425,000, $414,128, $278,250 and $260,000 for Messrs. Wolstein, Jacobstein, Hurwitz and Bruce and Mrs. Allgood, respectively. The agreements for Messrs. Wolstein, Jacobstein, Hurwitz and Bruce provide for the use of an automobile or automobile allowance, which amounted to $6,660, $7,125, $1,988 and $6,000 respectively, during 2005. The agreements for Messrs. Wolstein, Jacobstein and Hurwitz provide for a membership in a golf or social club and, in the case of Mr. Wolstein, membership in a business club, which amounted to $12,962, $3,158 and $7,727, respectively, during 2005. The Company provided to Mrs. Allgood during 2005 an automobile allowance of $6,000 and a golf or social club membership in the amount of $3,723. In 2005, Mr. Wolstein received an allowance of $10,000, Mr. Jacobstein received an allowance of $5,000 and Mr. Hurwitz received an allowance of $6,000 for tax return preparation and financial planning services. In the case of Mr. Hurwitz, the tax and financial planning allowance paid in 2005 consisted of $3,000 relating to fiscal year 2005 and $3,000 relating to fiscal year 2004 (such amounts are payable to Mr. Hurwitz on an annual basis under the terms of his employment agreement, however, the amount for fiscal year 2004 was not paid until 2005). In addition, pursuant to Mr. Wolstein’s employment agreement, the Company was obligated to provide certain life insurance benefits to his family and him. Such insurance arrangement, commonly referred to as “split dollar life insurance,” is characterized as a loan for tax purposes and may be prohibited by the Sarbanes-Oxley Act of 2002, which prohibits a company from making loans to its executive officers and directors. As a result of the Sarbanes-Oxley Act of 2002, which was enacted on July 30, 2002, the Company did not make any premium payments on the insurance policies after that date. Mr. Wolstein’s employment agreement was amended to provide that the Company will no longer provide the life insurance benefits, and in lieu of the life insurance benefits, the Company will provide Mr. Wolstein an additional $650,000 per year in compensation for fiscal years 2003 through 2007. After 2007, the Company has no further obligation to pay this additional compensation or to provide split-dollar life insurance benefits. The Company has retained the right to be reimbursed for all premiums paid by the Company prior to July 30, 2002 for split-dollar life insurance policies from the proceeds payable on the policies.
     Pursuant to the agreements, each of Messrs. Wolstein, Jacobstein, Hurwitz and Bruce and Mrs. Allgood is entitled to a bonus equal to a percentage of his or her base salary as determined by the Executive Compensation Committee. Mr. Wolstein is entitled to a bonus of 75% to 150% of his annual base salary, Mr. Jacobstein is entitled to a bonus of 50% to 125% of his annual base salary, Mr. Hurwitz is entitled to a bonus of 50% to 125% of his base salary, Mrs. Allgood is entitled to a bonus of 20% to 60% of her base salary and Mr. Bruce is entitled to a bonus of from 15% to 50% of his base salary. See “Report of the Executive Compensation Committee of the Board of Directors — Components of the Compensation Plan — Bonuses” for a discussion of the methods used to determine these bonuses.
     If the executive officer’s employment is terminated by the Company without cause, or by Messrs. Wolstein, Jacobstein and Hurwitz for certain good reasons, he or she is entitled to receive (a) in the case of Mr. Wolstein, continued used of office space, office support and secretarial services at the expense of the Company for a period ending on the earlier of (i) Mr. Wolstein’s death, (ii) the date on which Mr. Wolstein commences other employment, or (iii) the fifth anniversary of the termination date, (b) in the case of Mr. Jacobstein, a payment equal to two times annual salary plus the lesser of his annual salary or two times the amount of the bonus received by him for the fiscal year prior to the termination date, (c) in the case of Mr. Hurwitz, a payment equal to two times annual salary plus his target bonus for the year during which the termination occurs assuming all performance goals for such target amount have been met, (d) in the case of Mrs. Allgood, payments at the then current base salary rate for a period of twelve months following termination, (e) in the case of Mr. Bruce, payments at the then current base salary rate for a period of twelve months following termination, and (f) in the case of Messrs. Jacobstein and Hurwitz, continued life, disability and medical insurance for a period of one year following such termination.
     In the cases of Messrs. Jacobstein and Hurwitz , the agreements also provide that to the extent that any of the payments to be made to under the Employment Agreement or the Change in Control Agreement discussed below

(together with all other payments of cash or property, whether pursuant to the agreements or otherwise) constitutes “excess parachute payments” under certain tax laws, the Company will pay to the executive officer such additional amounts as are necessary to cause him to receive the same after-tax compensation that he would have but for the application of such tax laws.
Change in Control Agreements
     The Company has entered into a Change in Control Agreement with several officers, including each officer who has an employment agreement and each of the named executive officers. Under the agreements, certain benefits are payable by the Company if a “Triggering Event” occurs within two years (or three years for Mr. Wolstein) after a “Change in Control.”
     A “Triggering Event” occurs if within two years (or three years in the case of Mr. Wolstein) after a Change in Control (a) the Company terminates the employment of the named executive officer, other than in the case of a “Termination For Cause” (as defined in the applicable Change in Control Agreement), (b) the Company reduces the named executive officer’s title, responsibilities, power or authority in comparison with his or her title, responsibilities, power or authority at the time of the Change in Control, (c) the Company assigns the named executive officer duties that are inconsistent with the duties assigned to the named executive officer on the date on which the Change in Control occurred and which duties the Company persists in assigning to the named executive officer despite the prior written objection of that officer, (d) the Company reduces the named executive officer’s base compensation, his or her group health, life, disability or other insurance programs (including any such benefits provided to Executive’s family), his or her pension, retirement or profit-sharing benefits or any benefits provided by the Company’s Equity-Based Award Plans, or any substitute therefor, or excludes him or her from any plan, program or arrangement in which the other executive officers of the Company are included, or (e) the Company requires the named executive officer to be based at or generally work from any location more than 50 miles from the geographical center of Cleveland, Ohio.
     A “Change in Control” occurs if (a) any person or group of persons, acting alone or together with any of its affiliates or associates, acquires a legal or beneficial ownership interest, or voting rights, in 20% or more of the outstanding common shares, (b) at any time during a period of two years, individuals who were directors of the Company at the beginning of the period no longer constitute a majority of the members of the Board of Directors unless the election, or the nomination for election by the Company’s shareholders, of each director who was not a director at the beginning of the period is approved by at least a majority of the directors who are in office at the time of the election or nomination and were directors at the beginning of the period, or (c) a record date is established for determining shareholders of the Company entitled to vote upon (i) a merger or consolidation of the Company with another real estate investment trust, partnership, corporation or other entity in which the Company is not the surviving or continuing entity or in which all or a substantial part of the outstanding shares are to be converted into or exchanged for cash, securities, or other property, (ii) a sale or other disposition of all or substantially all of the assets of the Company or (iii) the dissolution of the Company. The agreement of Mr. Hurwitz provides that if certain conditions are met, a spin-off of the Company’s real estate development business is not a Change in Control.
     Within 30 days after the occurrence of a Triggering Event, the Company must pay the named executive officer an amount equal to the sum of two times (or three times in the case of Mr. Wolstein) the then effective annual salary and the bonus at the maximum level payable to the officer. In addition, the Company agreed to provide continued insurance benefits that are comparable to or better than those provided to the named executive officer at the time of the Change in Control until the earlier of two years from the date of the Triggering Event and the date the named executive officer becomes eligible to receive comparable or better benefits from a new employer and outplacement services for a period of up to one year.
     In the case of Mr. Wolstein, the agreement provides that to the extent that any of the payments to be made to Mr. Wolstein (together with all other payments of cash or property, whether pursuant to the agreement or otherwise) constitutes “excess parachute payments” under certain tax laws, the Company will pay Mr. Wolstein such additional amounts as are necessary to cause him to receive the same after-tax compensation that he would have but for the application of such tax laws.

Compensation of Directors
     Until September 30, 2005, the Company paid non-employee directors an annual fee of $70,000, consisting of a cash payment of $35,000, paid in quarterly installments, and a common share grant with an aggregate value of approximately $35,000 based on the fair market value of the shares on the business day preceding the grant date of June 1, 2005. Accordingly, on June 1, 2005, the Company granted to its non-employee directors 768 fully vested common shares for services rendered during 2004.
     Beginning on September 30, 2005, directors receive an annual fee of $100,000, which each director may elect to receive in the form of not less than 50% common shares (or common share equivalents due to the deferral of such fees as described below) and the balance in cash. Under the Company’s deferred compensation plans, directors may defer receipt of their fees, which are then converted into phantom units which are the equivalent of common shares without voting rights. Fees are paid in quarterly installments. The number of common shares to be issued quarterly is determined by converting one-fourth of the value of the directors’ annual fees that such director elected to receive into common shares based on the fair market value of the common shares on the business day preceding the date of the issuance.
     The Chairmen of the Audit Committee, the Executive Compensation Committee and the Nominating and Corporate Governance Committee are each entitled to receive additional compensation of $20,000, $20,000 and $15,000, respectively, as a fee for services rendered as chairmen of the committees. The lead director will receive additional compensation of $35,000, as a fee for services rendered as lead director. Directors receiving this additional compensation may elect to receive it in the form of not less than 50% common shares (or common share equivalents due to the deferral of such fees under the Company’s deferred compensation plans) and the balance in cash. Fees are paid in quarterly installments. The number of common shares to be issued quarterly is determined by converting one-fourth of the value of the directors’ fees that such director elected to receive into common shares based on the fair market value of the common shares on the business day preceding the date of the issuance.
     Each non-employee director is also reimbursed for expenses incurred in attending meetings.
     Directors’ Deferred Compensation Plans. Non-employee directors have the right to defer all or a portion of the cash portion of their fees pursuant to the Company’s deferred compensation plans. The Company’s deferred compensation plans are an unfunded, general obligation of the Company. Participants’ contributions are converted to units, based on the market value of the common shares, so that each unit is the economic equivalent of one common share. Settlement of units is made in cash at a date determined by the participant at the time a deferral election is made. Messrs. Adler, Ahern, MacFarlane, Macnab and Roulston and Dr. Anvari elected to defer certain of their 2005 fees pursuant to the Company’s deferred compensation plans. During their terms as directors, Messrs. Adler, Ahern, MacFarlane, Macnab and Roulston and Dr. Anvari have deferred compensation represented by the following number of units:

	Number of
	Units under the	Value of Units as
	Directors’ Deferred	of the Year Ended
Name	Compensation Plans	December 31, 2005 ($)
Dean S. Adler	11,097	521,789
Terrance R. Ahern	8,550	401,999
Victor B. MacFarlane	4,264	200,508
Craig Macnab	2,878	135,322
Mohsen Anvari	1,588	74,674
Scott D. Roulston	1,588	74,674
     Equity Deferred Compensation Plans. Directors have the right to defer the vesting of restricted share grants and, for compensation earned prior to December 31, 2004, the gain otherwise recognizable upon the exercise of options in accordance with the terms of the Company’s equity deferred compensation plans. The value of participants’ contributions are converted into units, based on the market value of the common shares, so that each unit is the economic equivalent of one common share. The Company has established rabbi trusts, which hold common shares of the Company, to satisfy its payment obligations under the plans. Common shares equal to the number of units credited to participants’ accounts under the plans are contributed to the first trust. The second trust will receive the amount of participants’ aggregate dividend equivalent account balances under the plans if participants elect to defer dividends. In the event of the Company’s insolvency, the assets of the trusts are available to general creditors. Settlement of units is made in common shares at a date determined by the participants at the time a deferral election is made.
     During their terms as directors, Messrs. Adler, Ahern, MacFarlane and Macnab have deferred compensation into the equity deferred compensation plans represented by the following number of units:

	Number of
	Units under the	Value of Units as
	Equity Deferred	of the Year Ended
Name	Compensation Plans	December 31, 2005 ($)
Dean S. Adler	1,029	48,384
Terrance R. Ahern	1,362	64,041
Victor B. MacFarlane	1,029	48,384
Craig Macnab	695	32,679

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information regarding the beneficial ownership of common shares of the Company as of February 14, 2006, except as otherwise disclosed in the notes below, by (a) the Company’s directors, (b) each other person who is known by the Company to own beneficially more than 5% of the outstanding common shares based on a review of filings with the Securities and Exchange Commission, (c) the Company’s Chief Executive Officer and the Company’s other executive officers named in the Summary Compensation Table and (d) the Company’s executive officers and directors as a group. Except as otherwise described in the notes below, the following beneficial owners have sole voting power and sole investment power with respect to all common shares set forth opposite their respective names.

	Number of
	Common Shares		Percentage
	Beneficially Owned		Ownership
Capital Research and Management Company	7,840,000	(1)	7.2%
333 South Hope Street
Los Angeles, California 90071
Barclays Global Investors, NA.	5,449,313	(2)	5.0
45 Fremont Street
San Francisco, California 94105
Scott A. Wolstein	1,982,475	(3)(4)	1.8
David M. Jacobstein	183,851	(4)(5)	*
Daniel B. Hurwitz	123,845	(4)(6)	*
Joan U. Allgood	150,560	(4)(7)	*
Timothy J. Bruce	98,636	(4)(8)	*
Dean S. Adler	1,932	(4)(9)	*
Terrance R. Ahern	1,599	(4)(9)	*
Mohsen Anvari	768	(9)	*
Robert H. Gidel	15,961	(10)	*
Victor B. MacFarlane	1,796	(4)(9)	*
Craig Macnab	76,440	(4)(9)(11)	*
Scott D. Roulston	1,465	(9)(12)	*
Barry A. Sholem	20,352	(13)	*
William B. Summers, Jr.	3,768		*
All Current Executive Officers and Directors as a Group (17 persons)	2,912,780	(14)	2.7%

*	Less than 1%

(1)	Information for common shares owned as of December 31, 2005 is based on a report on Schedule 13G filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2006 by Capital Research and Management Company, an investment adviser registered under the Investment Advisers Act of 1940. According to the information provided in the report, Capital Research and Management Company has sole dispositive power over 7,840,000 common shares and sole voting power with respect to none of those common shares.

(2)	Information for common shares owned as of December 31, 2005 is based on a report on Schedule 13G filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2006 by Barclays Global Investors, NA., a bank as defined in Section 3(a)(6) of the Securities Act, Barclays Global Fund Advisors, an investment adviser registered under the Investment Advisers Act of 1940, Barclays Global Investors Ltd., a bank as defined in Section 3(a)(6) of the Securities Act, and Barclays Global Investors Japan Trust and Banking Company Limited, a bank as defined in Section 3(a)(6) of the Securities Act. According to the information provided in the report, Barclays Global Investors, NA. has sole voting power over 2,192,895 common shares and sole dispositive power with respect to 2,641,681 common shares; Barclays Global Fund Advisors has sole voting power over 2,537,132 common shares and sole voting power with respect to 2,537,132 common shares; Barclays Global Investors, Ltd.

has sole voting power over 163,871 common shares and sole voting power with respect to 181,328 common shares; and Barclays Global Investors Japan Trust and Banking Company Limited has sole voting power over 89,172 common shares and sole voting power with respect to 89,172 common shares. Also according to the Schedule 13G, the shares reported are held by such entities in trust accounts for the economic benefit of the beneficiaries of those accounts.

(3)	Includes 224,113 common shares subject to options currently exercisable or exercisable within 60 days. Does not include 714,728 common shares owned by Wolstein Business Enterprises, L.P., a family limited partnership, because Mr. Wolstein does not have dispositive or voting control of the common shares owned by this entity.

(4)	Does not include 416,186 stock units credited to Mr. Wolstein’s account when he elected to defer the gain attributable to the exercise of stock options pursuant to the Company’s equity deferred compensation plans. Does not include 91,529, 32,708, 23,737; 2,535; 1,029; 1,362; 1,029, 695 and 9,218 stock units credited to the accounts of Messrs. Wolstein, Jacobstein, Hurwitz, Bruce, Adler, Ahern, MacFarlane and Macnab and Mrs. Allgood, respectively, when such individual elected to defer the vesting of restricted common shares pursuant to the Company’s equity deferred compensation plans. The stock units represent the right to receive common shares at the end of the deferral period, but do not confer current dispositive or voting control of any common shares.

(5)	Includes 117,251 common shares subject to options currently exercisable or exercisable within 60 days.

(6)	Includes 68,450 common shares subject to options currently exercisable or exercisable within 60 days.

(7)	Includes 1,150 common shares owned by Mrs. Allgood’s husband, beneficial ownership of which is disclaimed by Mrs. Allgood. Includes 22,447 common shares subject to options currently exercisable or exercisable within 60 days.

(8)	Includes 79,827 common shares subject to options currently exercisable or exercisable within 60 days.

(9)	Does not include 11,907; 8,550; 4,264; 2,878; 1,588 and 1,588 units credited to the accounts of Messrs. Adler, Ahern, MacFarlane, Macnab and Roulston and Dr. Anvari pursuant to the Company’s directors’ deferred compensation plans. Each unit is the economic equivalent of one common share, but does not confer current dispositive or voting control of any common shares.

(10)	Includes 3,000 common shares owned by a partnership in which Mr. Gidel and his wife each have a one-half interest.

(11)	Mr. Macnab shares voting and dispositive power with his wife with respect to 75,324 of such common shares.

(12)	Includes 13 shares held by Mr. Roulston’s son and 607 common shares held in an individual retirement account.

(13)	Includes 16,000 common shares subject to options currently exercisable or exercisable within 60 days.

(14)	Includes 94,330 common shares subject to options currently exercisable or exercisable within 60 days owned by executive officers not named in the table, in addition to the information set forth in the footnotes above regarding each individual director’s and executive officer’s holdings.

EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2005, as well as the weighted average exercise price of outstanding options.

				Number of Securities
				Remaining Available for
	Number of Securities		Weighted-average	Future Issuance Under
	to be Issued Upon		Exercise Price of	Equity Compensation
	Exercise of		Outstanding	Plans (excluding
	Outstanding Options,		Options, Warrants	securities reflected in
Plan Category	Warrants and Rights		and Rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	1,903,107	(2)	$32.93	2,661,327
Equity compensation plans not approved by security holders (3)	61,666		$17.94	N/A

Total	1,964,773		$32.46	2,661,327

(1)	Includes information related to the Company’s 1992 Employee’s Share Option Plan, 1996 Equity Based Award Plan, 1998 Equity Based Award Plan, 2002 Equity Based Award Plan and 2004 Equity Based Award Plan. Does not include 666,666 shares reserved for issuance under performance unit agreements.

(2)	Does not include 361,406 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding.

(3)	Represents options issued to directors of the Company. The options granted to the directors were at the fair market value at the date of grant and vested over a three-year period.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Lease of Corporate Headquarters and Rental of Conference Facilities
     As a result of its rapid growth and expansion, the Company moved to a new headquarters in 1999. However, the Company continues to utilize space at its former corporate headquarters in Moreland Hills, Ohio, which is leased from Mrs. Bert Wolstein, the mother of Mr. Wolstein. Annual rental payments aggregating $630,900 were made in 2005 by the Company; however, the Company subleased a portion of this space and, as a result, the Company received $52,223 in payments from third parties. Rental payments made by the Company under the lease include the payment of the Company’s pro rata portion of maintenance and insurance expenses, real estate taxes and operating expenses over a base year amount. The lease expires on December 31, 2009.
     In 2005, the Company paid The Bertram Inn and Conference Center approximately $72,543 for the use of its conference facilities. The Bertram Inn and Conference Center is owned by Mrs. Bert Wolstein.
Service Merchandise Asset Designation Rights and Loan
     In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Funds, of which Mr. Adler is a principal and in which he has a 0.5% economic interest, and Klaff Realty, L.P. The joint venture was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $242 million. The Company has a 25% interest in the joint venture and Lubert-Adler Funds and Klaff Realty, L.P. have a combined 75% interest. The designation rights enable the joint venture to determine the ultimate use and disposition of the real estate interests held by the bankrupt estate. At December 31, 2005, the portfolio consisted of approximately 53 former Service Merchandise retail sites totaling approximately 2.9 million square feet of gross leasable area. The transaction was approved by the U.S. Bankruptcy

Court in Nashville, Tennessee. During 2005, the joint venture sold eight sites for an aggregate gain of approximately $7.6 million, of which the Company’s share was approximately $1.9 million. In addition, during 2005 the Company received an aggregate of approximately $1.3 million from the joint venture in leasing, development and disposition fees and fees under a management agreement, under which the Company performs certain administrative functions for the joint venture.
     In March 2002, DD Development Company II, Inc., a wholly-owned subsidiary of the Company, provided a construction loan to the joint venture in an aggregate principal amount of $7,717,130 and bearing interest at a rate of 10.0%. The largest amount of principal outstanding in 2005 was $13,627,610. The loan was repaid in full during 2005 and replaced by a new loan from the Company in an aggregate principal amount of $101,350,000, which bears interest at a rate of 8% and matures on June 30, 2006. As of March 6, 2006, $90,511,840 remained outstanding on this loan. The Company received $5,066.012 in interest income from these loans in 2005.
Mervyns Joint Venture
     In 2005, the Company and the MDT Joint Venture (its joint venture with Macquarie Bank Limited) formed the Mervyns Joint Venture, in which the Company and the MDT Joint Venture each hold a 50% interest. The Mervyns Joint Venture acquired the underlying real estate of 36 operating Mervyns stores for approximately $396,176,000 in 2005 and an additional site in 2006 for approximately $10,994,000. The Company also acquired an additional Mervyns site at one of its wholly-owned shopping centers in 2005 for approximately $14,448,252. The Mervyns assets were acquired from several funds, one of which was managed by Lubert-Adler Real Estate Funds, which is owned and managed in part by Mr. Adler.
Settlement of Litigation
     The Company was a party to a lawsuit that involved various claims against the Company relating to certain property management services provided by the Company. In February 2004, to facilitate the settlement of this lawsuit, the Company entered into a management agreement with a joint venture, the members of which are Mr. Scott Wolstein, Chairman of the Board of Directors and Chief Executive Officer of the Company, and the principal of the owner of the managed properties involved in the original lawsuit. Mr. Wolstein holds an ownership interest of approximately 25.0% in the joint venture. The Company will provide management and administrative services and will receive fees equal to 3.0% of the gross income of each property for which services are provided, but not less than $5,000 per year from each such property. The management agreement expires on February 28, 2007, unless terminated earlier at any time by the joint venture upon 30 days’ notice to the Company or by the Company upon 60 days’ notice to the joint venture. During 2005, the Company received approximately $121,989 in fees pursuant to this arrangement.
Legal Services
     During 2005, the Company paid an aggregate of approximately $71,445 to a law firm in which the father of Daniel Hurwitz, the Company’s Senior Executive Vice President and Chief Investment Officer, is a partner. The firm also serves as escrow agent for a transaction involving the Company at no additional expense.
Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
     Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and 2004, as well as audit related tax services, registration statement related services and acquisition audits performed pursuant to SEC filing requirements for 2005 and 2004 were $1,371,631 and $1,866,826, respectively. Of these amounts, the registration related services were $196,525 and $841,976 for 2005 and 2004, respectively. In addition, of the aggregate audit fees paid in 2005, $110,000 was for services related to Sarbanes-Oxley Section 404 compliance provided to the Company in 2004 but not billed by Pricewaterhouse Coopers LLP until 2005.

     Audit-Related Fees. The aggregate fees billed for assurance and related services by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for the years ended December 31, 2005 and 2004 were $587,331 and $618,274, respectively. Such audit-related fees consisted solely of fees for separate entity and joint venture audits and reviews. Of the aggregate amount of audit-related fees paid in 2005, $56,388 was for audit-related services provided to the Company in 2004 but not billed by Pricewaterhouse Coopers LLP until 2005.
     Several of the Company’s joint venture agreements require the engagement of an independent registered public accounting firm to perform audit-related services because the joint venture investments have separate financial statement reporting requirements.
     Tax Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax consulting services for the years ended December 31, 2005 and 2004 were $190,518 and $338,895 respectively, which consisted of $118,000 and $55,825 in tax compliance services, respectively.
     All Other Fees. The aggregate fees billed for other products and services provided by PricewaterhouseCoopers LLP for the years ended December 31, 2005 and 2004 were $1,613 and $1,620, respectively, relating primarily to software licensing for accounting and professional standards.
     Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors. The Audit Committee has not established a policy for the pre-approval of audit and permissible non-audit services. The Audit Committee pre-approves, on an individual basis, all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.
     Auditor Independence. The Audit Committee believes that the non-audit services provided by PricewaterhouseCoopers LLP are compatible with maintaining PricewaterhouseCoopers LLP’s independence.
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
b.) Exhibits — The following exhibits are filed as part of or incorporated by reference into, this report:

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference
2	2.1	Purchase and Sale Agreement between MPR Del Norte LP, S.E.,	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
		MPR Vega Baja LP, S.E.,
		MPR Fajarado LP, S.E.,
		MPR Del Oeste LP, S.E. and
		MPR Guyama LP, S.E. and the Company
		dated November 2, 2004

2	2.2	Purchase and Sale Agreement between CRV Rio Hondo LP, LLLP,	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
		CRV Del Atlantico LP, LLLP,
		CRV Rexville LP, LLLP,
		CRV Senorial LP, LLLP and
		CRV Hamilton Land Acquisition LP, LLLP
		and the Company dated November 2, 2004

2	2.3	Purchase and Sale Agreement between CPR Del Sol LP, S.E.,	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
		CPR Escorial LP, S.E.,

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference
		CPR Cayey LP, S.E.,
		CPR Palma Real LP, S.E.,
		CPR Isabela LP, S.E. and
		CPR San Germain LP, S.E. and the Company
		dated November 2, 2004

3	3.1	Amended and Restated Articles of Incorporation of the Company, as amended	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

3	3.2	Second Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

3	3.3	Third Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

3	3.4	Fourth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

3	3.5	Fifth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

3	3.6	Sixth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

3	3.7	Seventh Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

3	3.8	Code of Regulations of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.1	Specimen Certificate for Common Shares	Form S-3 Registration No. 33-78778 (Filed with the SEC on May 10, 1994)

4	4.2	Specimen Certificate for 8.60% Class F Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 21, 2002)

4	4.3	Specimen Certificate for Depositary Shares Relating to 8.60% Class F Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)

4	4.4	Specimen Certificate for 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)

4	4.5	Specimen Certificate for Depositary Shares Relating to 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)

4	4.6	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)

4	4.7	Specimen Certificate for Depositary Shares Relating to 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)

4	4.8	Specimen Certificate for 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)

4	4.9	Specimen Certificate for Depositary Shares Relating to 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)

4	4.10	Indenture dated as of May 1, 1994 by and between the Company and Chemical Bank, as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.11	Indenture dated as of May 1, 1994 by and	Form S-3 Registration No. 333-

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference
		between the Company and National City Bank, as Trustee (the “NCB Indenture”)	108361 (Filed with the SEC on August 29, 2003)

4	4.12	First Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.13	Second Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

4	4.14	Third Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.15	Fourth Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.16	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.17	Form of Floating Rate Senior Medium- Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.18	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.19	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

4	4.20	Form of 3.875% Note due 2009	Current Report on Form 8-K (Filed with the SEC on January 22, 2004)

4	4.21	Form of 5.25% Note due 2011	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

4	4.22	Sixth Amended and Restated Credit Agreement dated as of March 30, 2005 among the Company and JPMorgan Securities, Inc. and Banc of America Securities LLC, and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on March 31, 2005)

4	4.23	First Amendment, dated as of June 28, 2005, to Sixth Amended and Restated Credit Agreement dated as of March 30, 2005 among the Company and JPMorgan Securities, Inc. and Banc of America Securities LLC, and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 5, 2005)

4	4.24	Credit Agreement dated as of March 13, 2003 among the Company and Banc of America Securities, LLC and Wells Fargo Bank, National Association and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on June 24, 2003)

4	4.25	Term Loan Credit Agreement dated as of May 20, 2004 among the Company and Banc One Capital Markets, Inc. and Wachovia Capital Markets, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on June 24, 2004)

4	4.26	Secured Term Loan Agreement dated as of June 29, 2005 among the Company and Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 5, 2005)

4	4.27	Form of Indemnification Agreement	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference
4	4.28	Shareholder Rights Agreement dated as of May 26, 1999 between the Company and National City Bank	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)

10	10.1	Registration Rights Agreement	Form S-11 Registration No. 33-54930 (Filed with the SEC on November 23, 1992)

10	10.2	Stock Option Plan*	Form S-8 Registration No. 33-74562 (Filed with the SEC on January 28, 1994)

10	10.3	Amended and Restated Directors’ Deferred Compensation Plan*	Annual Report on Form 10-K (filed with the SEC on April 2, 2001)

10	10.4	Elective Deferred Compensation Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)

10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan*	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)

10	10.6	Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)

10	10.7	Amended and Restated 1998 Developers Diversified Realty Corporation Equity- Based Award Plan*	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)

10	10.8	2002 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on August 14,2002)

10	10.9	2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-117069 (Filed with the SEC on July 1, 2004)

10	10.10	Form of Restricted Share Agreement under the 1996/1998/2002/2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005)

10	10.11	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005)

10	10.12	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005)

10	10.13	Form of Directors’ Restricted Shares Agreement, dated January 1, 2000*	Form S-11 Registration No. 333-76278 (Filed with SEC on January 4, 2002; see Exhibit 10(ff) therein)

10	10.14	Performance Units Agreement, dated as of March 1, 2000, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)

10	10.15	Performance Units Agreement, dated as of January 2, 2002, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)

10	10.16	Performance Units Agreement, dated as of January 2, 2002, between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)

10	10.17	Performance Units Agreement, dated as of January 2, 2002, between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)

10	10.18	Incentive Compensation Agreement, effective as of February 11, 1998, between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)

10	10.19	Employment Agreement dated as of March 1, 2000 between the Company and Joan U. Allgood*	Annual Report on Form 10-K (Filed with the SEC on April 2, 2002)

10	10.20	Employment Agreement, dated as of November 15, 2002, between the Company and Timothy J. Bruce*	Annual Report on Form 10-K (Filed with the SEC on March 12, 2003)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference
10	10.21	Employment Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)

10	10.22	Employment Agreement dated as of April 21, 1999 between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)

10	10.23	Employment Agreement dated as of March 1, 2000 between the Company and William H. Schafer*	Annual Report on Form 10-K (Filed with the SEC on April 2, 2002)

10	10.24	Employment Agreement dated as of December 6, 2001, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)

10	10.25	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Joan U. Allgood and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999; File No. 001-11690)

10	10.26	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999; File No. 001-11690)

10	10.27	Change of Control Agreement, dated as of November 15, 2002, between the Company and Timothy J. Bruce*	Annual Report on Form 10-K (Filed with the SEC on March 12, 2003)

10	10.28	Change of Control Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)

10	10.29	Change of Control Agreement as of May 17, 1999 between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)

10	10.30	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

10	10.31	Program Agreement for Retail Value Investment Program, dated as of February 11, 1998, among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)

14	14.1	Developers Diversified Realty Corporation Code of Ethics for Senior Financial Officers	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)

21	21.1	List of Subsidiaries	Annual Report on Form 10-K (Filed with the SEC on March 1, 1006)

23	23.1	Consent of PricewaterhouseCoopers LLP	Annual Report on Form 10-K (Filed with the SEC on March 1, 1006)

31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 dated March 1, 2006	Annual Report on Form 10-K (Filed with the SEC on March 1, 1006)

31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 dated March 1, 2006	Annual Report on Form 10-K (Filed with the SEC on March 1, 1006)

31	31.3	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 dated March 10, 2006	Filed herewith

31	31.4	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 dated March 10, 2006	Filed herewith

32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 dated March 1, 2006	Annual Report on Form 10-K (Filed with the SEC on March 1, 1006)

32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 dated March 1, 2006	Annual Report on Form 10-K (Filed with the SEC on March 1, 1006)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference
99	99.1	Voting Agreement, dated October 4, 2002, between the Company and certain stockholders named therein	Current Report on Form 8-K (Filed with the SEC on October 9, 2002)

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

By:	/s/ Scott A. Wolstein

Scott A. Wolstein, Chairman and Chief
Executive Officer

Date: March 10, 2006