Form 10-Q
period 2006-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2006-05-10
CIK 894315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicated by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑   No ☐
     Indicated by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☑
     As of May 3, 2006, the registrant had 109,691,020 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — Unaudited

Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005.

Condensed Consolidated Statements of Operations for the Three-month Periods ended March 31, 2006 and 2005.

Condensed Consolidated Statements of Cash Flows for the Three-month Periods ended March 31, 2006 and 2005.

Notes to Condensed Consolidated Financial Statements.
EX-4.1 Waiver and 1st Amendment to Term Loan Credit Agreement
EX-31.1 302 Certification for CEO
EX-31.2 302 Certification for CFO
EX-32.1 906 Certification for Wolstein
EX-32.2 906 Certification for Schafer

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Real estate rental property:
Land	$1,776,894	$1,721,321
Buildings	4,956,509	4,806,373
Fixtures and tenant improvements	169,870	152,958
Construction in progress	393,696	348,685

	7,296,969	7,029,337
Less accumulated depreciation	(743,872)	(692,823)

Real estate, net	6,553,097	6,336,514
Cash and cash equivalents	39,967	30,655
Investments in and advances to joint ventures	247,944	275,136
Notes receivable	24,345	24,996
Deferred charges, net	20,094	21,157
Other assets	167,941	174,519

	$7,053,388	$6,862,977

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Fixed rate notes	$1,966,505	$1,966,268
Variable rate term debt	200,000	200,000
Revolving credit facilities	150,000	150,000

	2,316,505	2,316,268

Secured indebtedness:
Variable rate term debt	400,000	220,000
Mortgage and other secured indebtedness	1,357,241	1,354,733

	1,757,241	1,574,733

Total indebtedness	4,073,746	3,891,001

Accounts payable and accrued expenses	115,718	111,186
Dividends payable	71,651	65,799
Other liabilities	89,040	93,261

	4,350,155	4,161,247

Minority equity interest	106,192	99,181
Operating partnership minority interests	18,022	32,268

	4,474,369	4,292,696

Commitments and contingencies
Shareholders’ equity:
Class F — 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	150,000	150,000
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 340,000 shares authorized; 340,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	170,000	170,000
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 109,680,905 and 108,947,748 shares issued at March 31, 2006 and December 31, 2005, respectively	10,968	10,895
Paid-in-capital	1,969,507	1,945,245
Accumulated distributions in excess of net income	(128,506)	(99,756)
Deferred obligation	12,386	11,616
Accumulated other comprehensive income	9,664	10,425
Less: Unearned compensation — restricted stock	—	(13,144)

	2,579,019	2,570,281

	$7,053,388	$6,862,977

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2006	2005
Revenues from operations:
Minimum rents	$139,992	$123,105
Percentage and overage rents	2,241	2,006
Recoveries from tenants	42,059	37,055
Ancillary income	2,995	1,777
Other property related income	2,297	1,056
Management and other fee income	5,694	4,292
Development fee income	666	488
Other	6,582	2,133

	202,526	171,912

Rental operation expenses:
Operating and maintenance	25,914	23,507
Real estate taxes	23,124	20,587
General and administrative	15,410	13,330
Depreciation and amortization	46,943	39,451

	111,391	96,875

Other income (expense):
Interest income	3,121	1,009
Interest expense	(54,000)	(40,650)
Other expense	(500)	(613)

	(51,379)	(40,254)

Income before equity in net income of joint ventures, minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	39,756	34,783
Equity in net income of joint ventures	5,469	6,510

Income before minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	45,225	41,293
Minority interests:
Minority equity interests	(1,740)	(691)
Operating partnership minority interests	(534)	(729)

	(2,274)	(1,420)
Income tax of taxable REIT subsidiaries and franchise taxes	(449)	(167)

Income from continuing operations	42,502	39,706
Income from discontinued operations	—	1,185

Income before gain on disposition of real estate	42,502	40,891
Gain on disposition of real estate, net of tax	7,225	64,659

Net income	$49,727	$105,550

Net income applicable to common shareholders	$35,935	$91,758

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.33	$0.84
Income from discontinued operations	—	0.01

Net income applicable to common shareholders	$0.33	$0.85

Diluted earnings per share data:
Income continuing operations applicable to common shareholders	$0.33	$0.83
Income from discontinued operations	—	0.01

Net income applicable to common shareholders	$0.33	$0.84

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands)
(Unaudited)

	2006	2005
Net cash flow provided by operating activities	$107,422	$92,476

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(123,594)	(512,203)
Advances to joint ventures, net	373	(11,339)
Proceeds from (repayment of) notes receivable	651	(66)
Advances to affiliates	(2,293)	(7,861)
Proceeds from disposition of real estate	18,523	283,893

Net cash flow used for investing activities	(106,340)	(247,576)

Cash flow from financing activities:
Proceeds from revolving credit facilities, net	—	380,000
Proceeds (repayment) of term loans	180,000	(150,000)
(Repayments) proceeds from construction loans and mortgages	(86,814)	5,114
Principal payments on rental property debt	(14,548)	(9,440)
Payment of deferred finance costs	(573)	(3,890)
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	3,532	4,506
Distributions to operating partnership minority interests	(743)	(719)
Dividends paid	(72,624)	(68,914)

Net cash flow provided by financing activities	8,230	156,657

Increase in cash and cash equivalents	9,312	1,557
Cash and cash equivalents, beginning of period	30,655	49,871

Cash and cash equivalents, end of period	$39,967	$51,428

Supplemental disclosure of non-cash investing and financing activities:
      In connection with the adoption of EITF 04-05, the Company consolidated real estate assets of $41.4 million and a mortgage payable of $17.1 million. In conjunction with the acquisition of its partners’ interests in two shopping centers, the Company acquired real estate assets of $154.9 million and assumed debt of $86.8 million. For the three-months ended March 31, 2006, minority interests with a book value of approximately $14.2 million were converted into approximately 0.4 million common shares of the Company resulting in an increase of approximately $8.2 million to real estate assets. At March 31, 2006, dividends payable were $71.7 million. Other assets includes approximately $0.4 million, which represents the fair value of the Company’s interest rate swap. The foregoing transactions did not provide for or require the use of cash for the three-month period ended March 31, 2006.
     For the three-months ended March 31, 2005, in conjunction with the acquisition of 15 assets, the Company assumed mortgage debt at a fair value of approximately $673.2 and other liabilities of approximately $4.4 million. At March 31, 2005, dividends payable were $65.6 million. Included in other assets and debt is approximately $1.2 million, which represents the fair value of the Company’s reverse interest rate swaps at March 31, 2005. In January 2005, in accordance with a performance unit plan, the Company issued 200,000 restricted shares to the Chairman and Chief Executive Officer, of which 30,000 shares vested as of the date of issuance. The remaining 170,000 shares will vest in 2006 through 2009. The foregoing transactions did not provide for or require the use of cash for the three-month period ended March 31, 2005.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
Notes to Condensed Consolidated Financial Statements
1. NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION
     Developers Diversified Realty Corporation and its related real estate joint ventures and subsidiaries (collectively the “Company” or “DDR”) are engaged in the business of acquiring, expanding, owning, developing, redeveloping, leasing, managing and operating shopping centers.
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
     Unaudited Interim Financial Statements
     The Company consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (“VIE”), as defined in FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”). For those entities that are not a VIE as described in FIN 46(R), the Company also consolidates certain entities in which it has effective control. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined by FIN 46(R), or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three-months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.
New Accounting Standards
Accounting Changes and Error Corrections — SFAS 154
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinions No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of 2006. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.
Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights — EITF 04-05
     In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless the limited partners have the substantive right to remove the general partner, liquidate the limited partnership or substantive participating rights (veto rights decisions made in the ordinary course of business). This EITF is effective for all new limited partnerships formed and, for existing limited partnerships for which the partnership agreements are modified after June 29, 2005 and, as of January 1, 2006, for existing limited partnership agreements. As a result of the adoption of this EITF, the Company consolidated one limited partnership with total assets and liabilities of $24.4 million and $17.7 million, respectively, which were consolidated into the Company’s financial statements at January 1, 2006.
Comprehensive Income
     Comprehensive income (in thousands) for the three-month periods ended March 31, 2006 and 2005 was $48,966 and $114,835, respectively.
2. EQUITY INVESTMENTS IN JOINT VENTURES
     At March 31, 2006 and December 31, 2005, the Company had ownership interests in various unconsolidated joint ventures, which owned 107 and 110 shopping center properties, respectively, and 52 and 53 shopping center sites, respectively, formerly owned by Service Merchandise Company, Inc.

     Combined condensed financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31,	December 31,
	2006	2005
Combined Balance Sheets:
Land	$870,056	$894,477
Buildings	2,378,266	2,480,025
Fixtures and tenant improvements	64,081	58,060
Construction in progress	37,913	37,550

	3,350,316	3,470,112
Less: Accumulated depreciation	(198,560)	(195,708)

Real estate, net	3,151,756	3,274,404
Receivables, net	68,464	76,744
Leasehold interests	22,818	23,297
Other assets	104,068	109,490

	$3,347,106	$3,483,935

Mortgage debt	$2,082,424	$2,173,401
Amounts payable to DDR	107,739	108,020
Other liabilities	73,856	78,406

	2,264,019	2,359,827
Accumulated equity	1,083,087	1,124,108

	$3,347,106	$3,483,935

Company’s share of accumulated equity (1)	$166,276	$178,908

	Three-month Periods
	Ended March 31,
	2006	2005
Combined Statements of Operations:
Revenues from operations	$105,811	$102,487

Rental operation expenses	36,136	35,768
Depreciation and amortization expense	20,188	19,075
Interest expense	29,085	25,432

	85,409	80,275

Income before gain on sale of real estate and discontinued operations	20,402	22,212
Gain on sale of real estate	38	303

Income from continuing operations	20,440	22,515
Discontinued operations:
Income from discontinued operations	309	169
Gain on sale of real estate	212	1,001

Net income	$20,961	$23,685

Company’s share of equity in net income of joint ventures (2)	$5,315	$6,494

(1)	The difference between the Company’s share of accumulated equity and the advances to and investments in joint ventures recorded on the Company’s condensed consolidated balance sheets primarily result from the basis differentials, as described below, deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the joint venture investments.

     Advances to, and investments in, joint ventures include the following items, which represent the difference between the Company’s investment and its proportionate share of the joint venture’s underlying net assets (in millions):

	March 31, 2006	December 31, 2005
Company’s proportionate share of accumulated equity	$166.3	$178.9
Basis differentials	32.1	46.3
Deferred development fees, net of portion relating to the Company’s interest	(3.5)	(3.0)
Basis differential upon transfer of assets	(75.5)	(74.9)
Notes receivable from investments	20.8	19.8
Amounts payable to DDR	107.7	108.0

Advance to and investments in joint ventures	$247.9	$275.1

(2)	For the three-month periods ended March 31, 2006, the difference between the $5.3 million of the Company’s share of equity in net income of joint ventures reflected above and the $5.5 million of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is attributable to depreciation associated with basis differentials and differences in gain (loss) on sale of certain assets due to the basis differentials. The Company’s share of joint venture net income has been increased by $0.1 million for the three-month period ended March 31, 2006, to reflect basis differentials associated with depreciation and adjustments to gain on sales. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their share of the historical cost of the net assets of the joint venture. Basis differentials also occur when the Company acquires assets from joint ventures or contributes assets to joint ventures.
     The Company’s proportionate share of service fees earned through the management, acquisition and financing fees, leasing and development activities performed related to the Company’s joint ventures are as follows (in millions):

	Three-month Periods
	Ended March 31,
	2006	2005
Management and other fees	$5.0	$4.7
Development fees and leasing commissions	1.4	0.9
Interest income	2.3	0.4
Acquisition and financing fees	—	1.4
MDT Joint Venture
     In March 2006, the Company sold newly developed expansion areas located in Birmingham, Alabama and Monaca, Pennsylvania, aggregating 0.1 million square feet to the MDT Joint Venture for approximately $14.6 million. The Company recognized an aggregate merchant build gain of $5.5 million, and deferred gains of approximately $1.0 million relating to the Company’s effective 14.5% ownership interest in the venture. These expansion areas are adjacent to shopping centers currently owned by the MDT Joint Venture.
Mervyns Joint Venture
     In 2005, the Company formed the Mervyns Joint Venture, a consolidated joint venture with MDT, which acquired the underlying real estate of certain operating Mervyns stores. The Mervyns Joint Venture is effectively owned approximately 50% by the Company and 50% by MDT. The Mervyns Joint Venture purchased one additional site in 2006 for approximately $11.0 million.

Other Joint Ventures
     In March 2006, the Company acquired its partner’s 50% ownership interest in a shopping center located in Salisbury, Maryland, which is adjacent to one of the Company’s properties for $1.5 million in addition to assuming the partner’s proportionate share of the $1.8 million of existing mortgage debt (or $0.9 million) which was repaid following the acquisition. The total shopping center, excluding the mortgage debt, was valued at approximately $4.7 million.
     In January 2006, the Company acquired its partner’s 75% ownership interest in a shopping center located in Pasadena, California for $55.9 million in addition to assuming the partner’s proportionate share of the $85 million of existing mortgage debt (or $63.75 million), which was repaid following the acquisition. The total shopping center, excluding mortgage debt, was valued at approximately $175 million.
     Following the date of acquisition, these previously unconsolidated joint ventures have been consolidated into the Company’s consolidated financial statements.
3. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION
     In September 2005, the Mervyns Joint Venture acquired the underlying real estate of 36 operating Mervyns stores for approximately $396.2 million. The assets were acquired from several funds, one of which was managed by Lubert-Adler Real Estate Funds (Note 12). The Mervyns Joint Venture, owned approximately 50% by the Company and 50% by MDT, obtained approximately $258.5 million of debt, of which $212.6 million is a five-year secured non-recourse financing at a fixed rate of approximately 5.2%, and $45.9 million is at LIBOR plus 72 basis points for two years. The Company is responsible for the day-to-day management of the real estate and receives fees in accordance with the same fee schedule as the Company’s other joint venture with MDT for property management. The Mervyns Joint Venture acquired one additional asset in the first quarter of 2006 for approximately $11.0 million.
     In January 2005, the Company completed the acquisition of 15 retail real estate assets in Puerto Rico from Caribbean Property Group, LLC and related entities (“CPG”), for approximately $1.2 billion (“CPG Properties”). The financing for the transaction was provided by the assumption of approximately $660 million of existing debt, line of credit borrowings on the Company’s $1.0 billion senior unsecured credit facility and the application of a $30 million deposit funded in 2004. Included in the assets acquired are the land, building and tenant improvements associated with the underlying real estate. The other assets allocation of $12.6 million relates primarily to in-place leases, leasing commissions, tenant relationships and tenant improvements of the properties (Note 4). There was a separate allocation in the purchase price of $9.1 million for above-market leases and $2.3 million for below-market leases. The Company entered into this transaction to obtain a shopping center portfolio in Puerto Rico, a market where the Company previously did not own or manage any assets.
     The following supplemental pro forma operating data is presented for the three-month period ended March 31, 2005 as if the acquisition of properties from CPG was completed on January 1, 2005. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. In addition, the following supplemental pro forma operating data does not present the sale of assets through March 31, 2006. The Company accounted for the acquisition of assets utilizing the purchase method of accounting.

Three-month
Period Ended
March 31, 2005
(in thousands,
except per share)
Pro forma revenues	$179,857

Pro forma income from continuing operations	$41,257

Pro forma income from discontinued operations	$1,185

Pro forma net income applicable to common shareholders	$93,309

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.85
Income from discontinued operations	0.01

Net income applicable to common shareholders	$0.86

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.84
Income from discontinued operations	0.01

Net income applicable to common shareholders	$0.85

4. OTHER ASSETS
     Other assets consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Intangible assets:
In-place leases (including lease origination costs), net	$3,297	$2,568
Tenant relations, net	14,480	14,538

Total intangible assets (1)	17,777	17,106
Other assets:
Accounts receivable, net (2)	99,954	112,464
Cash flow and fair value hedges	411	292
Prepaids, deposits and other assets	49,799	44,657

Total other assets	$167,941	$174,519

(1)	The Company recorded amortization expense of $1.6 million and $1.3 million for the three-months ended March 31, 2006 and 2005, respectively, related to these intangible assets. The amortization period of the in-place leases and tenant relations is approximately two to 31 years and 10 years, respectively.

(2)	Includes, net, straight-line rent receivables of $42.9 million and $38.5 million at March 31, 2006 and December 31, 2005, respectively.

5. REVOLVING CREDIT FACILITIES
     The Company maintains its primary $1.0 billion unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The facility provides for an accordion feature for the future expansion to $1.25 billion and a maturity date of May 2008. The facility includes a competitive bid option for up to 50% of the facility. The Company’s borrowings under this facility bear interest at variable rates at the Company’s election, based on the prime rate as defined in the facility or LIBOR, plus a specified spread (0.675% at March 31, 2006). The specified spread over LIBOR varies depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets, debt service coverage and fixed charge coverage. The facility also provides for a facility fee of 0.175% on the entire facility. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. At March 31, 2006, total borrowings under this facility aggregated $150.0 million with a weighted average interest rate of 5.0%.
     The Company also maintains a $60 million unsecured revolving credit facility with National City Bank with a maturity date of May 2008. Borrowings under the facility bear interest at variable rates based on the prime rate as defined in the facility or LIBOR plus a specified spread (0.675% at March 31, 2006). The spread is dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, net worth, maintenance of unencumbered real estate assets, debt service coverage and fixed charge coverage. At March 31, 2006, there were no borrowings outstanding.
6. TERM LOANS
     In March 2006, the Company executed the accordion feature of the secured term loan agreement with KeyBank Capital Markets and Banc of America Securities LLC (Joint Arrangers), which provided for the increase of the secured term loan to $400 million from $220 million.
7. DERIVATIVE FINANCIAL INSTRUMENTS
Cash Flow Hedges
     In March 2006, the Company entered into an interest rate swap with a notional amount of $200 million for a four-year term, effectively converting certain floating rate debt into a fixed rate of approximately 6.0%. As of March 31, 2006, the aggregate fair value of the Company’s interest rate swaps was an asset of $0.4 million, which is included in other assets in the condensed consolidated balance sheet. For the three-month period ended March 31, 2006, the amount of hedge ineffectiveness was not material.
     All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect as an increase to earnings $0.1 million of the amount recorded in accumulated other comprehensive income. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.

8. CONTINGENCIES
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
9. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS
     The following table summarizes the changes in shareholders’ equity since December 31, 2005 (in thousands):

		Common
		Shares		Accumulated			Unearned
		($.10		Distributions		Accumulated	Compensation -	Treasury
	Preferred	Stated	Paid-in	In Excess of	Deferred	Other	Restricted	Stock
	Shares	Value)	Capital	Net Income	Obligation	Comprehensive Income	Stock	at Cost	Total
Balance December 31, 2005	$705,000	$10,895	$1,945,245	$(99,756)	$11,616	$10,425	$(13,144)	$—	$2,570,281
Issuance of common shares related to exercise of stock options, dividend reinvestment plan and director compensation		22	458					(1,736)	(1,256)
Redemption of operating partnership units in exchange for common shares		45	22,386						22,431
Issuance of restricted stock		6	653					151	810
Vesting of restricted stock			1,628		770			1,585	3,983
Change in fair value of interest rate swaps						(397)			(397)
Amortization of interest rate contracts						(364)			(364)
Adoption of FAS 123(R)			(1,558)				13,144		11,586
Stock based compensation			695						695
Net income				49,727					49,727
Dividends declared common shares				(64,685)					(64,685)
Dividends declared preferred shares	—	—	—	(13,792)	—	—	—	—	(13,792)

Balance March 31, 2006	$705,000	$10,968	$1,969,507	$(128,506)	$12,386	$9,664	$—	$—	$2,579,019

     Common share dividends declared, per share, were $0.59 and $0.54 for the three-month periods ended March 31, 2006 and 2005, respectively.

     In 2006, the vesting of restricted stock grants to certain officers and directors of the Company, approximating 23,000 shares of common stock of the Company, was deferred through the Company’s non-qualified deferred compensation plans and, accordingly, the Company recorded $0.8 million in deferred obligations.
     In February 2006, the Company issued approximately 0.4 million common shares in exchange for operating partnership units (“OP Units”) issued in conjunction with the assets acquired from Benderson Development Company. The conversion of OP Units into the Company’s common shares was recorded as a purchase of minority interest in the Company’s consolidated financial statements.
10. OTHER INCOME
     Other income for the three-month periods ended March 31, 2006 and 2005 was comprised of the following (in millions):

	Three-month Periods
	Ended March 31,
	2006	2005
Lease termination fees	$6.5	$0.5
Financing fees	—	1.4
Other miscellaneous	0.1	0.2

	$6.6	$2.1

11. DISCONTINUED OPERATIONS
     Included in discontinued operations for the three-month period ended March 31, 2005, are 10 shopping centers and 25 business centers aggregating 3.8 million square feet. The operating results relating to assets sold are as follows (in thousands):

Three-month Periods
Ended March 31, 2005
(in thousands)
Revenues	$7,136

Expenses:
Operating	2,704
Interest, net	1,315
Depreciation	1,946
Minority interests	(14)

5,951

Income from discontinued operations	$1,185

     In 2006, the Company sold newly developed expansion areas to the MDT Joint Venture that are not reflected in discontinued operations due to the Company’s continuing involvement.

12. RELATED PARTY TRANSACTIONS
     In 2005, the Company entered into the Mervyn’s Joint Venture, which acquired the underlying real estate of 36 operating Mervyns stores. In 2006, the Mervyns Joint Venture (Note 2) purchased an additional site for approximately $11.0 million. The assets were acquired from several funds, one of which was managed by Lubert-Adler Real Estate Funds, which is owned in part by a Director of the Company.
13. STOCK-BASED COMPENSATION
     Prior to January 1, 2006, the Company followed APB 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company did not recognize compensation cost for stock options when the option exercise price equaled or exceeded the market value on the date of the grant. No stock-based employee compensation cost for stock options was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company recorded compensation expense related to its restricted stock plan and its performance unit awards.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements on the grant date using an option pricing model. The value of the portion of the restricted stock and performance awards issued prior to the adoption of SFAS 123(R) that is ultimately expected to vest is recognized as expense on a straight-line attribution basis over the requisite service periods in the Company’s consolidated financial statements. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates.
     The Company adopted SFAS 123(R) as required on January 1, 2006, using the modified prospective method. The Company’s condensed consolidated financial statements as of and for the three-months ended March 31, 2006, reflects the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Share-based compensation expense recognized in the Company’s consolidated financial statements for the three-months ended March 31, 2006, includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
     On January 1, 2006, the Company recorded the cumulative effect of adopting SFAS 123(R). This cumulative effect changed the balance sheet and resulted in decreasing other liabilities by $11.6 million, eliminating unearned compensation-restricted stock (included in shareholder’s equity) by $13.1 million resulting in a net increase to shareholder’s equity of $11.6 million. These balance sheet changes relate to deferred compensation under the performance unit plans and unvested restricted stock awards. Under SFAS 123(R), deferred compensation is no longer recorded at the time unvested shares are issued. Share-based compensation is now recorded over the requisite service period on a straight-line attribution basis with an offsetting credit to equity (generally paid-in-capital).
     The compensation cost recognized under SFAS 123(R) was approximately $1.4 million for the three-months ended March 31, 2006. There were no significant capitalized stock-based compensation costs at March 31, 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of SFAS No. 123,” for the three-months ended March 31, 2005 (in thousands, except per share amounts):

Three-month
Period Ended
March 31,
2005
Net income, as reported	$105,550
Add: Stock-based employee compensation included in reported net income	1,124
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,434)

$105,240

Earnings per share:
Basic — as reported	$0.85
Basic — pro forma	$0.85
Diluted — as reported	$0.84
Diluted — pro forma	$0.84
Stock Options
     The Company’s stock option and equity-based award plans provide for the grants to employees of the Company of: incentive and non-qualified stock options to purchase common shares of the Company, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the award plans, awards available for grant approximated 2.3 million shares at March 31, 2006. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within the maximum contractual term of 10 years thereof (or, with respect to options granted to certain shareholders, within five years thereof). Options granted under the plans generally vest one year after the date of grant as to one-third of the optioned shares, with the remaining options vest over the following two-year period.
     The following table reflects the stock option activity and summarizes the characteristics of the options outstanding at March 31, 2006 as described above (in thousands):

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of Options		Exercise	Contractual	Intrinsic
	Employees	Directors	Price	Term	Value
Balance December 31, 2005	1,903	62	$32.46
Granted	273	—	50.81
Exercised	(372)	—	27.78
Forfeited	(11)	—	37.56

Balance March 31, 2006	1,793	62	$36.06	7.9	$34,679

Exercisable at March 31, 2006	853	62	$28.96	6.8	$23,601

     The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of the options granted were derived from historical exercises of options. The risk-free rate is based upon a U.S. Treasury Strip with a maturity date that approximates the expected term of the option.

     The following table represents the factors that existed on the date of grant and weighted average fair values during the three-month period ended March 31, 2006:

For the Three-
months Ended
March 31, 2006
Weighted average fair value of grants	$6.45
Risk-free interest rate (range)	4.4%-4.7%
Dividend yield (range)	4.6%-5.0%
Expected life (range)	3-4 years
Expected volatility (range)	19.8%-20.3%
     The following table reflects the activity for unvested stock option awards for the three-month period ended March 31, 2006 (in thousands):

		Weighted
		Average
		Grant Date
	Options	Fair Value
Unvested at December 31, 2005	1,268	$4.27
Granted	273	6.45
Vested	(590)	2.81
Forfeited	(11)	3.79

Unvested at March 31, 2006	940	$5.26

     As of March 31, 2006, there was $4.4 million of total unrecognized compensation cost related to unvested share-based compensation arrangements related to stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of approximately 1.5 years.
Exercises of Employee Stock Options
     The total intrinsic value of options exercised for the three-months ended March 31, 2006 was approximately $9.0 million. The total cash received from employees as a result of employee stock option exercises for the three-months ended March 31, 2006 was approximately $4.5 million. The Company settles employee stock options exercises primarily with newly issued common shares and, occasionally, with treasury shares.
Performance Units
     In 2000, the Board of Directors approved a grant of 30,000 Performance Units to the Company’s CEO. Pursuant to the provisions of the Plan, the 30,000 Performance Units were converted on December 31, 2004 to common share equivalents of 200,000 common shares based on the annualized total shareholders’ return for the five-year period ended December 31, 2004. These shares will vest over the following five-year period. In 2002, the Board of Directors approved grants aggregating 70,000 Performance Units to the Company’s CEO, President and Senior Executive Vice President. The 70,000 Performance Units granted in 2002 will be converted to common share equivalents ranging from 70,000 to 466,666 Common Shares based on the annualized total shareholders’ return, as defined by the Plan, for the five-year period ending December 31, 2006. The fair value of each performance unit grant was estimated on the date of grant using a simulation approach model using the following assumptions:

Range
Risk-free interest rate	4.4%-6.4%
Dividend yield	7.8%-10.9%
Expected life	10 years
Expected volatility	20%-23%
Restricted Stock Awards
     For the three-month period ended March 31, 2006, the Board of Directors approved a grant of 64,940 restricted shares of common stock to several executives of the Company and vest in equal annual amounts over a five-year period. Restricted stock awards have the same cash dividend and voting rights as other common stock and is considered to be currently issued and outstanding. This grant has a weighted average fair value at the date of grant of $50.81, which was equal to the market value of the Company’s stock at the date of grant.
     The following table reflects the activity for unvested restricted stock awards for the three-month period ended March 31, 2006 (in thousands):

		Weighted
		Average
		Grant Date
	Awards	Fair Value
Unvested at December 31, 2005	191	$33.46
Granted	65	50.81
Vested	(94)	32.37

Unvested at March 31, 2006	162	$41.04

     As of March 31, 2006, there was $6.6 million of total unrecognized compensation cost related to unvested restricted stock award arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of approximately 2.7 years.
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

	Three-month Period
	Ended March 31,
	2006	2005
Income from continuing operations	$42,502	$39,706
Add: Gain on disposition of real estate	7,225	64,659
Less: Preferred stock dividends	(13,792)	(13,792)

Basic — Income from continuing operations applicable to common shareholders	35,935	90,573
Add: Operating partnership minority interests	—	729

Diluted — Income from continuing operations applicable to common shareholders	$35,935	$91,302

Number of Shares:
Basic — average shares outstanding	108,962	108,005
Effect of dilutive securities:
Stock options	599	746
Operating partnership minority interests	—	1,350
Restricted stock	48	143

Diluted — average shares outstanding	109,609	110,244

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.33	$0.84
Income from discontinued operations	—	0.01

Net income applicable to common shareholders	$0.33	$0.85

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.33	$0.83
Income from discontinued operations	—	0.01

Net income applicable to common shareholders	$0.33	$0.84

15. SEGMENT INFORMATION
     The Company had two reportable business segments, shopping centers and business centers, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company sold the majority of its business center assets in 2005. Each shopping center is considered a separate operating segment, however, each shopping center on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under SFAS 131.
     At March 31, 2006, the shopping center segment consisted of 468 shopping centers, including 198 owned through joint ventures ), in 44 states, plus Puerto Rico, (39 of which are consolidated by the Company) aggregating approximately 81.7 million square feet of Company-owned GLA. These shopping centers range in size from approximately 10,000 square feet to 850,000 square feet of Company-owned GLA. At March 31, 2006, the business center segment consisted of seven business centers in five states aggregating approximately 0.8 million square feet of Company-owned GLA. These business centers range in size from approximately 35,000 square feet to 300,000 square feet of Company-owned GLA.
     The table below presents information about the Company’s reportable segments for the three-month periods ended March 31, 2006 and 2005.

	Three-months ended March 31, 2006
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$1,084	$201,442		$202,526
Operating expenses	(449)	(48,589)		(49,038)

	635	152,853		153,488
Unallocated expenses (1)			$(114,181)	(114,181)
Equity in net income of joint ventures		5,469		5,469
Minority interests			(2,274)	(2,274)

Income from continuing operations				$42,502

Total real estate assets	$86,586	$7,210,383		$7,296,969

	Three-months ended March 31, 2005
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$1,985	$169,927		$171,912
Operating expenses	(435)	(43,659)		(44,094)

	1,550	126,268		127,818
Unallocated expenses (1)			$(93,202)	(93,202)
Equity in net income of joint ventures		6,510		6,510
Minority interests			(1,420)	(1,420)

Income from continuing operations				$39,706

Total real estate assets	$265,550	$6,320,189		$6,585,739

(1)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax expense, other expense and depreciation and amortization as listed in the condensed consolidated statements of operations.
16. SUBSEQUENT EVENTS
     In April 2006, the Company acquired its partner’s 50% ownership interest in the Deer Valley Towne Center located in Phoenix, Arizona for approximately $15.6 million in addition to assuming the partner’s proportionate share of the $17.3 million of existing mortgage debt (or $8.65 million). The total shopping center was valued at approximately $48.2 million.

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
     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects of changes in consumer buying practices, including sales over the Internet and the resulting retailing practices and space needs of its tenants on its properties;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may not realize the intended benefits of an acquisition transaction. The assets may not perform as well as the Company anticipated or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid and limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	The Company’s financial condition may be affected by required payments of debt or related interest, the risk of default and the restrictions on its ability to incur additional debt or enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions, those borrowings may not be available on favorable terms;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than does the Company and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company may not realize anticipated returns from its real estate assets outside of the United States due to factors such as its lack of experience with the local economy, culture and laws;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;

•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.
Executive Summary
     The Company’s operations remain positive in all areas. The Company believes that tenant demand for space is enhancing the operating portfolio metrics and generating internal growth. Leasing activity within the development portfolio also continues to match tenant demand, with tenants primarily focused on achieving their 2007 and 2008 growth objectives.
     This quarter, the Company held an “investor day” to demonstrate how the Company’s business platform can successfully sustain long-term self-funded growth and create growth through active capital recycling. The Company has maintained a consistent investment strategy that is tailored to core competencies—leasing, developing, redeveloping and strategically managing market-dominant community centers—yet provides flexibility to take advantage of a variety of revenue drivers.
     The Company’s internal growth should accelerate over time as more of the recent investments, such as the assets acquired in Puerto Rico in 2005, and stabilized developments contribute to greater net income. In addition, the Company is prudent in granting any lease options to renew lease terms. This strategy should provide for opportunities to raise rents as leases expire. The Company also provided insight on the development pipeline, which creates substantial shareholder value by capturing the net asset value spread between approximately 11% development yields and current market pricing of approximately 6% for quality assets. The development and leasing teams work hand in hand throughout the development process, leveraging tenant relationships in order to evaluate potential opportunities and meet leasing goals. These teams evaluate feedback from tenants regarding store growth plans and works with retailers as new open air concepts, store prototypes and merchandising initiatives are developed.
     In the mid-1990s, the Company was a pioneer in the formation of joint venture relationships. The Company continues to demonstrate the financial contribution to the business model from joint venture investments. These relationships provide additional investment opportunities with complementary risk parameters and generate lucrative fee income and valuable promotes. These joint ventures, however, need to be carefully structured and it is important to maintain strategic control of the assets in order to maximize their value potential and, whenever possible, receive a promoted interest in the future value of the asset.
     The Company is focused on improving its capital structure, liquidity and flexibility and reducing financial risk. The Company has maintained the appropriate financial ratios yet has allowed for total asset growth. With more opportunities available, financial flexibility is important in order to capitalize on opportunities.
     The Company’s expansion and redevelopment program is active in repositioning several assets by either replacing vacant anchors with new tenants or expanding the shopping center to accommodate tenant demand. The redevelopment and expansion group continues to work on numerous value-added redevelopments, as well as remodeling existing shopping centers within the portfolio. Overall, the combined efforts of the Company’s leasing and development teams, coupled with the attractiveness of the Company’s core asset class and specialty centers, tenant demand and market desirability of open-air retail lead the Company to a positive view of future prospects.

Results of Operations
Revenues from Operations

	Three-months Ended
	March 31,
	2006	2005	$ Change	% Change
		(in thousands)
Base and percentage rental revenues	$142,233	$125,111	$17,122	13.7%
Recoveries from tenants	42,059	37,055	5,004	13.5
Ancillary income	2,995	1,777	1,218	68.5
Other property related income	2,297	1,056	1,241	117.5
Management and other fee income	5,694	4,292	1,402	32.7
Development fee income	666	488	178	36.5
Other	6,582	2,133	4,449	208.6

Total revenues	$202,526	$171,912	$30,614	17.8%

     Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2005, including the Puerto Rican assets for two months, excluding properties under development and those classified as discontinued operations) (“Core Portfolio Properties”) increased approximately $2.3 million, or 2.1%, for the three-months ended March 31, 2006 as compared to the same period in 2005. The increase in base and percentage rental revenues is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$2.3
Acquisition of real estate assets	16.3
Development and redevelopment of 12 shopping center properties	1.4
Consolidation of a joint venture asset (EITF 04-05)	1.1
Transfer of 12 properties to unconsolidated joint ventures	(4.2)
Business center property under redevelopment	(0.9)
Straight-line rents	1.1

$17.1

     At March 31, 2006, the aggregate occupancy of the Company’s 468 shopping center portfolio was 95.2%, as compared to 94.9% at March 31, 2005. The average annualized base rent per occupied square foot was $11.50 at March 31, 2006, as compared to $11.27 at March 31, 2005.
     At March 31, 2006, the aggregate occupancy of the Company’s 270 wholly-owned shopping centers was 94.3%, as compared to 94.2% at March 31, 2005. The average annualized base rent per leased square foot was $10.93 at March 31, 2006, as compared to $10.32 at March 31, 2005.
     At March 31, 2006, the aggregate occupancy of the Company’s 198 joint venture shopping centers (including 39 consolidated centers primarily owned through the Mervyns Joint Venture) was 97.0% as compared to 96.4% at March 31, 2005. The average annualized base rent per leased square foot was $12.57 at March 31, 2006, as compared to $12.06 at March 31, 2005.
     At March 31, 2006, the aggregate occupancy of the Company’s business centers was 43.6%, as compared to 73.0% at March 31, 2005. The Company sold 25 of its business centers in September 2005. The remaining business centers consist of seven assets in five states at March 31, 2006.

     Recoveries were approximately 85.8% and 84.0% of operating expenses and real estate taxes for the three-months ended March 31, 2006 and 2005, respectively. The increase is primarily attributable to changes in the Company’s portfolio of properties and an increase in occupancy.
     The increase in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)
Acquisition of properties in 2005 and 2006	$5.6
Transfer of properties to joint ventures in 2006 and 2005	(1.8)
Consolidation of a joint venture asset (EITF 04-05)	0.3
Development properties becoming operational and a net increase in operating expenses at the remaining shopping center and business center properties	0.9

$5.0

     Ancillary income increased due to income earned from acquisition of properties from the CPG and Benderson portfolios. The Company anticipates that this ancillary income will grow with additional opportunities in these portfolios. The Company’s ancillary income program continues to be an industry leader among “open-air” shopping center communities. Continued growth is anticipated in the area of ancillary, or non-traditional revenue, as additional revenue opportunities are pursued and as currently established revenue opportunities proliferate throughout the Company’s core, acquired and development portfolios. Ancillary revenue opportunities have in the past included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs and energy management programs.
     The increase in management and other fee income, which aggregated $0.3 million, is primarily from unconsolidated joint venture interests formed in 2005 and the continued growth of the MDT Joint Venture. This increase was offset by the sale of several of the Company’s joint venture properties, which contributed approximately $0.2 million management fee income. The remaining increase of $1.3 million is due to an increase in other fee income. Management fee income is expected to continue to increase as the MDT Joint Venture and other joint ventures acquire additional properties and as unconsolidated joint venture assets under development become operational.
     Development fee income was primarily earned through the redevelopment of assets through the Coventry II Joint Venture. The Company expects to continue to pursue additional development joint ventures as opportunities present themselves.
     Other income is comprised of the following (in millions):

	Three-months ended
	March 31,
	2006	2005
Lease termination fees (1)	$6.5	$0.5
Financing fees (2)	—	1.4
Other miscellaneous	0.1	0.2

	$6.6	$2.1

(1)	For the three month period ended March 31, 2006, the Company executed lease terminations on four vacant Wal-Mart spaces in the Company’s wholly-owned portfolio.

(2)	Financing fees received in connection with the MDT Joint Venture, excluding the Company’s retained ownership of approximately 14.5%. The Company’s fees are earned in conjunction with the timing and amount of the transaction by the joint venture.

   Expenses from Operations

	Three-months Ended
	March 31,
	2006	2005	$ Change	% Change
	(in thousands)
Operating and maintenance	$25,914	$23,507	$2,407	10.2%
Real estate taxes	23,124	20,587	2,537	12.3
General and administrative	15,410	13,330	2,080	15.6
Depreciation and amortization	46,943	39,451	7,492	19.0

	$111,391	$96,875	$14,516	15.0%

     Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 0.6% and 1.3% of total revenues for the three-months ended March 31, 2006 and 2005, respectively (See Economic Conditions).
     The increase in rental operation expenses, excluding general and administrative, is due to the following (in millions):

	Operating	Real
	and	Estate
	Maintenance	Taxes	Depreciation
Core Portfolio Properties	$0.1	$1.3	$1.1
Acquisition and development/redevelopment of shopping center properties	4.5	1.9	6.9
Consolidation of a joint venture asset (EITF 04-05)	0.1	0.2	0.2
Transfer of 12 properties to unconsolidated joint ventures	(1.2)	(0.9)	(1.1)
Business center properties	(0.1)	—	—
Provision for bad debt expense	(1.0)	—	—
Personal property	—	—	0.4

	$2.4	$2.5	$7.5

     The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments. Total general and administrative expenses were approximately 5.0% and 4.8%, respectively, of total revenues, including total revenues of joint ventures, for the three-months ended March 31, 2006 and 2005, respectively.
     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain direct construction administration costs consisting of direct wages and benefits, travel expenses and office overhead costs of $1.6 million and $2.1 million for the three-month periods ending March 31, 2006 and 2005, respectively.
     The Company adopted SFAS 123(R), “Share-Based Payment,” as required on January 1, 2006 using the modified prospective method. The Company’s condensed consolidated financial statements as of and for the three-months ended March 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). The compensation cost recognized under SFAS 123(R) was approximately $1.4 million for the three-months ended March 31, 2006. There were no significant capitalized stock-based compensation costs at March 31, 2006. For the three-months ended March 31, 2005, the Company recorded compensation expense related to its restricted stock plan and its performance unit awards of approximately $1.1 million.
     SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for the activity under stock plans. Option pricing model input assumptions such as expected volatility, expected term and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data and other assumptions may be derived from historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.
     Volatility is estimated by considering the implied volatility derived from the Company’s historical stock volatility. Forfeitures are estimated using a historical forfeiture rate. Forfeitures are expected to be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from this estimate. The expected term is estimated based on the historical data and the period of time that the options granted are expected to be outstanding for similar grants. The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the input to the Black-Scholes model.
  Other Income and Expenses

	Three-months Ended
	March 31,
	2006	2005	$ Change	% Change
	(in thousands)
Interest income	$3,121	$1,009	$2,112	209.3%
Interest expense	(54,000)	(40,650)	(13,350)	32.8
Other expense	(500)	(613)	113	(18.4)

	$(51,379)	$(40,254)	$(11,125)	27.6%

     Interest income increased primarily as a result of advances to the Service Merchandise joint venture beginning in July 2005. The Service Merchandise advance was $90.5 million at March 31, 2006 and a maturity date of June 30, 2006.
     Interest expense increased primarily due to the acquisitions of assets combined with other development assets becoming operational and the increase in short-term interest rates. The weighted average debt outstanding and related weighted average interest rate during the three-month period ended March 31, 2006, was $4.0 billion and 5.8%, respectively, compared to $3.2 billion and 5.5%, respectively, for the same period in 2005. At March 31, 2006, the Company’s weighted average interest rate was 5.7% compared to 5.4% at March 31, 2005. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $4.2 million for the three-month period ended March 31, 2006, as compared to $2.5 million for the same period in 2005.
     Other expense is comprised of abandoned acquisition and development project costs.
Other

	Three-months Ended
	March 31,
	2006	2005	$ Change	% Change
		(in thousands)
Equity in net income of joint ventures	$5,469	$6,510	$(1,041)	(16.0)%
Minority interests	(2,274)	(1,420)	(854)	60.1
Income tax of taxable REIT subsidiaries and franchise taxes	(449)	(167)	(282)	168.9
     A summary of the decrease in equity in net income of joint ventures is comprised of the following (in millions):

Increase
(Decrease)
Reduction in sale transactions as compared to 2005	$(0.5)
Sale of joint venture interests to DDR	0.3
Adoption of EITF 04-05	(0.2)
Acquisition of assets by unconsolidated joint ventures	0.2
Debt refinancing and increased interest rates at various joint ventures	(0.8)

$(1.0)

     The decrease in equity in net income of joint ventures is due to several factors including increased interest costs resulting from an increase in interest rates on variable rate borrowings and refinancings at higher debt proceeds levels at certain joint ventures. These decreases were partially offset by an increase in joint venture income from newly formed joint ventures in 2004 and 2005, including assets acquired by the Company’s MDT Joint Venture. The Company’s unconsolidated joint ventures sold the following assets in the three-month periods ended March 31, 2005 and 2006, which excludes the Company’s acquisition during the three-month period ended March 31, 2006 of its partners’ 50% and 75% interest in shopping centers located in Salisbury, Maryland and Pasadena, California, respectively. The Company sold one site formerly occupied by Service Merchandise in each of the three-month periods ended March 31, 2006 and 2005.
     Minority equity interest expense increased primarily due to the following:

Increase
(Decrease)
Formation of the Mervyns Joint Venture consolidated investment in September 2005, which is owned approximately 50% by the Company	$1.5
Conversion of 0.4 million operating partnership units into common shares of the Company in 2006	(0.2)
Consolidation of a joint venture asset (EITF 04-05)	0.1
Increase on dividends paid on common operating partnership units and a net decrease in net income from consolidated joint venture investments	(0.5)

$0.9

Discontinued Operations

	Three-months Ended
	March 31,
	2006	2005	$ Change	% Change
	(in thousands)
Income from operations	$—	$1,185	$(1,185)	(100)%
     Included in discontinued operations for the three-month period ended March 31, 2005, are 35 properties, aggregating 3.8 million square feet, sold in 2005.
   Gain on Disposition of Assets

	Three-months Ended
	March 31,
	2006	2005	$ Change	% Change
	(in thousands)
Gain on disposition of assets	$7,225	$64,659	$(57,434)	(88.8)%
     The Company recorded gains on disposition of real estate and real estate investments for the three-months ended March 31, 2006 and 2005, as follows (in millions):

	For Three-months
	Ended
	March 31,
	2006	2005
Transfer of assets to an effectively 14.5% owned joint venture (1)	$5.8	$62.6
Land sales (2)	1.7	1.9
Previously deferred gains (3)	0.2	0.2
Other loss on sales	(0.5)	—

	$7.2	$64.7

(1)	For the three-month period ended March 31, 2006, the Company transferred newly developed expansion areas adjacent to two shopping centers owned by the joint venture. For the three-month period ended March 31, 2005, the Company transferred nine assets. These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	These sales did not meet the discontinued operations disclosure requirement.

(3)	Primarily attributable to the leasing of units associated with master lease and other obligations on disposed properties.
   Net Income

	Three-months Ended
	March 31,
	2006	2005	$ Change	% Change
		(in thousands)
Net Income	$49,727	$105,550	$(55,823)	(52.9)%

     Net income decreased primarily due to a reduction in gain on sales of assets and increased interest costs offset by the acquisition of assets. A summary of the changes from 2005 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$25.7
Increase in general and administrative expenses	(2.1)
Increase in depreciation expense	(7.5)
Increase in interest income	2.1
Increase in interest expense	(13.3)
Decrease in other expense	0.1
Decrease in equity in net income of joint ventures	(1.0)
Increase in minority interest expense	(0.9)
Increase in income tax expense	(0.3)
Decrease in gain on disposition of real estate	(57.4)
Decrease in income from discontinued operations	(1.2)

$(55.8)

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

     FFO is generally defined and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains (or losses) from sales of depreciable real estate property, except for those sold through the Company’s merchant building program, (iii) sales of securities, (iv) extraordinary items, (v) cumulative effect of adoption of new accounting standards and (vi) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and equity income from minority equity investments and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis.
     For the reasons described above, management believes that FFO provides the Company and investors with an important indicator of the Company’s operating performance. This measure of performance is used by the Company for several business purposes and by other REITs. FFO provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often large). Other real estate companies may calculate FFO in a different manner.
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
     For the three-month period ended March 31, 2006, FFO applicable to common shareholders decreased $12.9 million, to $86.2 million as compared to $99.1 million for the same period in 2005. The decrease in total FFO in 2006 is primarily related to a decrease in gain on sale of real estate assets as compared to 2005.

     The Company’s calculation of FFO is as follows (in thousands):

	Three-month Periods
	Ended March 31,
	2006	2005
Net income applicable to common shareholders (1)	$35,935	$91,758
Depreciation and amortization of real estate investments	45,032	40,842
Equity in net income of joint ventures	(5,469)	(6,510)
Joint ventures’ FFO (2)	9,940	11,315
Minority equity interests (OP Units)	534	729
Loss (gain) on disposition of depreciable real estate, net (3)	220	(39,063)

FFO applicable to common shareholders	86,192	99,071
Preferred dividends	13,792	13,792

Total FFO	$99,984	$112,863

(1)	Includes straight line rental revenues of approximately $3.6 million and $2.6 million for the three-month periods ended March 31, 2006 and 2005, respectively.

(2)	Joint ventures’ FFO is summarized as follows:

	Three-month Periods
	Ended March 31,
	2006	2005
Net income (a)	$20,961	$23,685
Gain on disposition of real estate, net (b)	(30)	(330)
Depreciation of real estate investments	20,204	19,882

	$41,135	$43,237

DDR ownership interest (c)	$9,940	$11,315

(a)	Revenue for the three-month periods ended March 31, 2006 and 2005 included approximately $1.4 million, in each period, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.3 million and $0.2 million, respectively.

(b)	The gain or loss on disposition of recently developed shopping centers is not reflected as an adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or are assets sold in conjunction with the formation of the joint venture that holds the designation rights for the Service Merchandise properties.

(c)	The Company’s share of joint venture net income has been increased by $0.1 million for the three-month period ended March 31, 2006, related to basis differences in depreciation and adjustments to gain on sales. For the three-month period ended March 31, 2005, this amount was not significant. At March 31, 2006 and 2005, the Company owned joint venture interests relating to 107 and 111 operating shopping center properties, respectively. In addition, at March 31, 2006 and 2005, the Company owned through its approximately 25% owned joint venture, 52 and 60 shopping center sites, respectively, formerly owned by Service Merchandise. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.

(3)	For the three-month periods ended March 31, 2006 and 2005, net gains resulting from residual land sales aggregated $1.7 million and $1.9 million, respectively. The gain on sale of recently developed shopping centers is included in FFO, as the Company considers these properties as part of the merchant building program. These gains aggregated $5.7 million, and $23.6 million for the three-month periods ended March 31, 2006 and 2005, respectively. In 2005, these gains included a portion of the net gain recognized of approximately $6.6 million from the sale of a shopping center located in Plainville, Connecticut through the Company’s taxable REIT subsidiary, associated with its merchant building program. The remaining $14.3 million of the gain recognized on the sale of the shopping center located in Plainville, Connecticut was not included in the computation of FFO as the Company believes such amount was derived primarily from the acquisition of its partner’s approximately 75% interest in the shopping center following substantial completion of development.
Liquidity and Capital Resources
     The Company’s cash flow activities are summarized as follows (in thousands):

	Three-month Periods
	Ended March 31,
	2006	2005
Cash flow from operating activities	$107,422	$92,476
Cash flow used for investing activities	(106,340)	(247,576)
Cash flow provided by financing activities	8,230	156,657
     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements. The Company anticipates that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset sales, will provide the necessary capital to achieve continued growth. The proceeds from the sale of assets classified as discontinued operations and asset sales are utilized for newly acquired and developed assets. The increase in cash flow from operating activities in 2006, as compared to 2005 was primarily attributable to the acquisition of assets in 2005 and 2006. The Company’s acquisition and developments completed in 2006 and 2005, new leasing, expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s cash flow. Changes in cash flow from investing activities in 2006, as compared to 2005 was primarily due to a decrease in real estate acquired with cash and a decrease in proceeds from the disposition of real estate. Changes in cash flow from financing activities in 2006, as compared to 2005, primarily relate to a decrease in acquisition activity in 2006 as compared to 2005 and accordingly a decrease in the proceeds from revolving credit facilities and term debt.

     In February 2006, the Company declared an increase in the 2006 quarterly dividend per common share to $0.59 from $0.54 in 2005. The Company anticipates that the increased dividend level will continue to result in a conservative payout ratio. The payout ratio is determined based on common and preferred dividends declared as compared to the Company’s FFO. The Company’s common share dividend payout ratio for the first three-months of 2006 was approximately 75.7% of reported FFO, as compared to 59.9% for the same period in 2005. See “Off Balance Sheet Arrangements” and “Contractual Obligations and Other Commitments” sections for discussion of additional disclosure of capital resources.
Acquisitions, Developments and Expansions
     During the three-month period ended March 31, 2006, the Company and its joint ventures invested $0.1 billion, net, to acquire, develop, expand, improve and re-tenant its properties which is primarily from its wholly-owned properties. The Company’s expansion, acquisition and development activity is summarized below:
Strategic Real Estate Transactions
MDT Joint Venture
     In March 2006, the Company sold newly developed expansion areas located in Birmingham, Alabama and Monaca, Pennsylvania, aggregating 0.1 million square feet to the MDT Joint Venture for approximately $14.6 million. The Company recognized an aggregate merchant build gain of $5.5 million, and deferred gains of approximately $1.0 million relating to the Company’s effective 14.5% ownership interest in the venture. These expansion areas are adjacent to shopping centers currently owned by the MDT Joint Venture.
Mervyns Joint Venture
     In 2005, the Company formed the Mervyns Joint Venture, a consolidated joint venture with MDT, which acquired the underlying real estate of certain operating Mervyns stores. The Mervyns Joint Venture is effectively owned approximately 50% by the Company and 50% by MDT. The Mervyns Joint Venture purchased one additional site in 2006 for approximately $11.0 million.
Acquisitions
     In January 2006, the Company acquired its partner’s 75% ownership interest in a shopping center located in Pasadena, California for $55.9 million in addition to assuming the partner’s proportionate share of the $85 million of existing mortgage debt (or $63.75 million), which was repaid following the acquisition. The total shopping center, excluding mortgage debt, was valued at approximately $175 million.
     Following the date of acquisition, this previously unconsolidated joint venture is consolidated into the Company’s consolidated financial statements.

Expansions
     During the three-month period ended March 31, 2006, the Company completed two expansion and redevelopment projects located in Ocala, Florida and Rome, New York at an aggregate cost of $6.1 million. The Company is currently expanding/redeveloping eight shopping centers, located in Gadsden, Alabama; Lakeland, Florida; Stockbridge, Georgia; Ottumwa, Iowa; Gaylord, Michigan; Olean, New York; Mooresville, North Carolina and Bayamon, Puerto Rico at a projected aggregate cost of approximately $40.5 million. The Company anticipates commencing construction on three expansion and redevelopment projects at shopping centers located in Birmingham, Alabama; Hamilton, New Jersey and Amherst, New York.
     Three of the Company’s joint ventures are currently expanding/redeveloping their shopping centers located in Phoenix, Arizona; Lancaster, California and Kansas City, Missouri at a projected incremental cost of approximately $58.1 million. Two of the Company’s joint ventures anticipate commencing additional expansion/redevelopment projects at their shopping centers located in Deer Park, Illinois and Kirkland, Washington.
Development (Consolidated)
     As of March 31, 2006, the Company has substantially completed the construction of the Freehold, New Jersey shopping center, which has an aggregate cost of $25.4 million.
     The Company currently has eight shopping center projects under construction. These projects are located in Miami, Florida; Nampa, Idaho; McHenry, Illinois; Chesterfield, Michigan; Horseheads, New York; Apex, North Carolina (Beaver Creek Crossings – Phase I); Pittsburgh, Pennsylvania and San Antonio, Texas. These projects are scheduled for completion during 2006 through 2007 at a projected aggregate cost of approximately $480.7 million and will create an additional 4.3 million square feet of gross leasable retail space. At March 31, 2006, approximately $204.2 million of costs were incurred in relation to these development projects.
     The Company anticipates commencing construction in 2006 on four additional shopping centers located in Homestead, Florida; Norwood, Massachusetts; Seabrook, New Hampshire and McKinney, Texas.
     The wholly-owned and consolidated development estimated funding schedule as of March 31, 2006, is as follows (in millions):

Funded as of March 31, 2006	$294.5
Projected net funding during 2006	161.3
Projected net funding thereafter	170.4

Total	$626.2

Development (Joint Ventures)
     Three of the Company’s joint ventures currently have three shopping center projects under construction. These projects have an aggregate projected cost of approximately $117.2 million. These projects are located in Merriam, Kansas; Apex, North Carolina (Beaver Creek Crossings – Phase II, adjacent to a wholly-owned development project) and San Antonio, Texas. The projects located in Merriam, Kansas and San Antonio, Texas are being developed through the Coventry II program. The majority of the project located in San Antonio, Texas was substantially completed during 2005. The remaining projects are scheduled for completion during 2007. At March 31, 2006, approximately $57.7 million of costs were incurred in relation to these development projects.
     The joint venture development funding estimated schedule as of March 31, 2006 is as follows (in millions):

			Proceeds
	DDR’s	JV Partners’	from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total
Funded as of March 31, 2006	$15.0	$7.1	$35.6	$57.7
Projected net funding during 2006	12.7	0.4	24.3	37.4
Projected net funding thereafter	1.9	7.5	12.7	22.1

Total	$29.6	$15.0	$72.6	$117.2

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
     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $11.0 million at March 31, 2006. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans.
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $104.9 million at March 31, 2006, for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owed to DDR. The Company guaranteed base rental income from one to three years at certain centers held through the Service Merchandise joint venture, aggregating $2.8 million at March 31, 2006. The Company has not recorded a liability for the guarantee, as the subtenants of the KLA/SM affiliates are paying rent when due. The Company has recourse against the other parties in the partnership in the event of default.
     The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third-party lending institution(s) providing construction financing.
     The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $2.1 billion at March 31, 2006 and 2005. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to its partners in certain limited situations such as misuse of funds and material misrepresentations. In connection with certain of the Company’s joint ventures, the Company agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $20.5 million at March 31, 2006. The Company and its joint venture partner provided a $33.0 million payment and performance guaranty on behalf of the Mervyns Joint Venture to the joint venture’s lender in certain events, such as the bankruptcy of Mervyns. The Company’s maximum obligation is equal to its effective 50% ownership percentage, or $16.5 million.
Financing Activities
     In March 2006, the Company executed the accordion feature of the secured term loan agreement with KeyBank Capital Markets and Banc of America Securities LLC (Joint Arrangers), which provided for the increase of the secured term loan to $400 million from $220 million. This facility is a beneficial vehicle as it is secured by the equity interest in assets already encumbered by low-leverage first mortgage debt at a favorable interest rate. This structure provides low cost capital and eliminates the need to mortgage additional assets, thereby enabling the Company to maintain a greater unencumbered asset pool.
Capitalization
     At March 31, 2006, the Company’s capitalization consisted of $4.1 billion of debt, $705 million of preferred shares and $6.1 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at March 31, 2006, of $54.75), resulting in a debt to total market capitalization ratio of 0.38 to 1.0. At March 31, 2006, the Company’s total debt consisted of $3.3 billion of fixed rate debt and $0.8 billion of variable rate debt, including $60 million of fixed rate debt that was effectively swapped to a variable rate and $200 million of variable rate debt that was effectively swapped to a fixed rate. At March 31, 2005, the Company’s total debt consisted of $2.2 billion of fixed rate debt, including $30 million of variable rate debt which was effectively swapped to a fixed rate and $1.4 billion of variable rate debt, including $60 million of fixed rate debt which was effectively swapped to a variable rate.
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
     As of March 31, 2006, the Company had cash of $40.0 million and $910.0 million available under its $1.1 billion revolving credit facilities. As of March 31, 2006, the Company also had 214 operating properties generating $113.7 million, or 56.4%, of the total revenue of the Company for the months ended March 31, 2006, which were unencumbered, thereby providing a potential collateral base for future borrowings, subject to consideration of the financial covenants on unsecured borrowings.
Contractual Obligations and other Commitments
     Debt maturities in 2006 consist primarily of mortgage obligations that are expected to be repaid from operating cash flow and/or revolving credit facilities.

     At March 31, 2006, the Company had letters of credit outstanding of approximately $20.3 million. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are primarily collateral for existing indebtedness and other obligations accrued on the Company’s accounts.
     In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $65.1 million with general contractors for its wholly-owned properties at March 31, 2006. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.
     The Company entered into master lease agreements with the MDT Joint Venture during 2003 through 2006 with the transfer of properties to the joint venture, which are recorded as a liability and reduction of its gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At March 31, 2006, the Company’s master lease obligation, included in accounts payable and other expenses, totaled approximately $4.4 million.
     The Company entered into master lease agreements with the DDR Markaz II joint venture in October 2004 in connection with the transfer of properties to the joint venture at closing. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At March 31, 2006, the Company’s master lease obligation, included in accounts payable and other expenses, totaled approximately $1.9 million.
     The Company enters into cancelable contracts for the maintenance of its properties. At March 31, 2006, the Company had purchase order obligations payable, typically payable within one year, aggregating approximately $5.4 million related to the maintenance of its properties and general and administrative expenses.
     The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through March 31, 2006, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements.”
Inflation
     Substantially all of the Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive additional rental income from escalation clauses, which generally increase rental rates during the terms of the leases and/or percentage rentals based on tenants’ gross sales. Such escalations are determined by negotiation, increases in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for terms of less than 10 years permitting the Company to seek increased rents upon renewal at market rates. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

Economic Conditions
     Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have been experiencing varying degrees of economic growth. Adverse changes in general or local economic conditions could result in the inability of some tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more major national tenants (Wal-Mart, Kohl’s, Target), home improvement stores (Home Depot, Lowe’s) and two or more medium-sized big-box tenants (such as Bed Bath & Beyond, TJ Maxx/Marshalls, Best Buy, Ross Stores), which generally offer day-to-day necessities, rather than high-priced luxury items. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.
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
     Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection, the Company believes that several of its major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s, TJ Maxx, Bed Bath & Beyond and Best Buy, are financially secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same-store sales growth in this economic environment. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since 1993. Also, average base rental rates have increased from $5.48 to $11.50 per square foot since the Company’s public offering in 1993.
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

	March 31, 2006				March 31, 2005
			Weighted	Percentage				Percentage
	Amount	Weighted Average	Average Interest	of	Amount	Weighted Average	Weighted Average	of
	(Millions)	Maturity (years)	Rate	Total	(Millions)	Maturity (years)	Interest Rate	Total
Fixed Rate Debt (1)	$3,282.3	5.8	5.7%	80.6%	$2,202.0	7.0	6.0%	61.1%
Variable Rate Debt (1)	$791.4	1.7	5.5%	19.4%	$1,399.4	2.4	4.4%	38.9%

(1)	Adjusted to reflect the $200 million and $30 million of variable rate debt, which was swapped to a fixed rate at March 31, 2006 and 2005, respectively, and $60 million of fixed rate debt, which was swapped to a variable rate at March 31, 2006 and 2005.
     The Company’s unconsolidated joint ventures’ fixed rate indebtedness, including $170 million and $75 million of variable rate debt, which was swapped to a weighted average fixed rate of approximately 5.5%, at March 31, 2006 and 2005, is summarized as follows:

	March 31, 2006				March 31, 2005
	Joint	Company’s			Joint
	Venture	Proportionate			Venture	Company’s		Weighted Average
	Debt	Share	Weighted Average	Weighted Average	Debt	Proportionate Share	Weighted Average	Interest
	(Millions)	(Millions)	Maturity (years)	Interest Rate	(Millions)	(Millions)	Maturity (years)	Rate
Fixed Rate Debt	$1,489.4	$359.3	4.7	5.0%	$1,405.2	$319.2	4.9	5.2%
Variable Rate Debt	$593.0	$119.3	1.9	6.1%	$654.9	$136.5	2.1	4.5%
     The Company intends to utilize variable rate indebtedness available under its revolving credit facilities and construction loans in order to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent the Company incurs additional variable rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.
     The interest rate risk on $200 million and $30 million consolidated floating rate debt at March 31, 2006 and 2005, respectively, and on $170 million and $75 million of joint venture floating rate debt at March 31, 2006 and 2005, respectively (of which $24.7 million and $16.7 million, respectively, is the Company’s proportionate share) has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk, in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.
     At March 31, 2006 and December 31, 2005, the Company had a variable rate interest swap that carried a notional amount of $60 million, a fair value which represented an asset of $0.3 million at

December 31, 2005, and converted fixed rate debt to a variable rate of 6.3%. The fair value of this swap was not material at March 31, 2006.
     In January 2006, one of the Company’s joint ventures terminated an interest rate swap aggregating $55 million after the underlying hedged instrument was repaid. The Company recorded a termination fee of approximately $0.4 million through equity in net income of joint venture.
     The fair value of the Company’s fixed rate debt adjusted to: i) include the $200 million and $30 million that was swapped to a variable rate at March 31, 2006 and 2005, respectively; ii) exclude the $60 million which was swapped to a variable rate at March 31, 2006 and 2005; iii) include the Company’s proportionate share of the joint venture fixed rate debt; and iv) include the Company’s proportionate share of $24.7 million and $16.7 million that was swapped to a fixed rate at March 31, 2006 and 2005, respectively, and an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows:

	March 31, 2006			March 31, 2005
			100 Basis Point			100 Basis Point
	Carrying	Fair	Decrease in	Carrying	Fair	Decrease in
	Value	Value	Market Interest	Value	Value	Market Interest
	(Millions)	(Millions)	Rates	(Millions)	(Millions)	Rates
Company’s fixed rate debt	$3,282.3	$3,250.9 (1)	$3,389.4 (3)	$2,202.0	$2,291.6 (1)	$2,395.9 (3)
Company’s proportionate share of joint venture fixed rate debt	$359.3	$353.6 (2)	$368.8 (4)	$319.2	$319.3 (2)	$330.7 (4)

(1)	Includes the fair value of interest rate swaps, which was an asset of $0.4 million and $0.1 million at March 31, 2006 and 2005, respectively.

(2)	Includes the Company’s proportionate share of the fair value of interest rate swaps which was an asset of $0.3 million at March 31, 2006 and 2005.

(3)	Includes the fair value of interest rate swaps which was a liability of $6.9 million and an asset of $0.1 million at March 31, 2006 and 2005, respectively.

(4)	Includes the fair value of interest rate swaps which was a liability of $0.7 million and an asset of $0.1 million at March 31, 2006 and 2005, respectively.
     The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations arising from the hypothetical estimate as discussed above.
     Further, a 100 basis point increase in short-term market interest rates at March 31, 2006 and 2005, would result in an increase in interest expense of approximately $2.0 million and $3.5 million, respectively, for the Company for the respective three-month period, and $0.3 million representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the three-month period does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.
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

	March 31,
	2006	2005
Total Notes Receivable	$130.1	$52.0
% Fixed Rate Loans	90.4%	74.8%
Fair Value of Fixed Rate Loans	$131.2	$53.1
Impact on Fair Value of 100 Basis point Decrease in Market Interest rates	$132.3	$54.2
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
New Accounting Standards
Share-Based Payment — SFAS 123(R)
          In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements on the grant date using an option pricing model. The value of the portion of the restricted stock and performance awards issued prior to the adoption of SFAS 123(R) that is ultimately expected to vest is recognized as expense on a straight-line attribution basis over the requisite service periods in the Company’s consolidated financial statements. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates.
          The Company adopted SFAS 123(R) as required on January 1, 2006 using the modified prospective method. The Company’s condensed consolidated financial statements as of and for the three-months ended March 31, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Share-based compensation expense recognized in the Company’s consolidated financial statements for the three-months ended March 31, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
Accounting Changes and Error Corrections — SFAS 154
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinions No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of 2006. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.
Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights — EITF 04-05
     In June 2005, the FASB ratified the consensus reached by the EITF regarding EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor is the Sole General Partner and the Limited Partners Have Certain Rights.” The conclusion provides a framework for addressing the question of when a sole general partner, as defined in EITF 04-05, should consolidate a limited partnership. The EITF has concluded that the general partner of a limited partnership should consolidate a limited partnership unless the limited partners have the substantive right to remove the general partner, liquidate the limited partnership or substantive participating rights (veto rights decisions made in the ordinary course of business). This EITF is effective for all new limited partnerships formed and, for existing limited partnerships for which the partnership agreements are modified after June 29, 2005 and, as of January 1, 2006, for existing limited partnership agreements. As a result of the adoption of this EITF, the Company consolidated one limited partnership with total assets and liabilities of $24.4 million and $17.7 million, respectively, which were consolidated into the Company’s financial statements at January 1, 2006.
Item 4. Controls and Procedures
     The Company has evaluated the design and operation of its disclosure controls and procedures to determine whether they are effective in ensuring that the disclosure of required information is timely made in accordance with the Securities Exchange Act of 1934 (“Exchange Act”) and the rules and forms of the Securities and Exchange Commission. This evaluation was made under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) as of the end of the period covered by this quarterly report on Form 10-Q. The CEO and CFO have concluded, based on their review, that the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), are effective to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the three-month period ended March 31, 2006 there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting. There were no significant changes made to the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of such evaluation.

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
Item 1a.  RISK FACTORS
     There have been no material changes in the Company’s risk factors since those listed in the Company’s Annual Report on 10-K for the year ended December 31, 2005.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On February 28, 2006, the Company issued 505,843 of its common shares to Great Lakes Holding, LLC. The common shares were issued in exchange for Great Lakes Holding, LLC’s two percent limited partnership interest in the Company’s subsidiary, DDR GLH LLC. The common shares were issued in a transaction exempt from registration under the Securities Act of 1933 (the “Act”) pursuant to Rule 506 of Regulation D and Section 4(2) of the Act.
     The Company does not currently have in effect a plan to repurchase its common shares in the open market and did not repurchase any shares during the quarter ended March 31, 2006.
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	(a) Total number	(b) Average	Announced	Yet Be Purchased
	of shares	Price Paid per	Plans or	Under the Plans or
	purchased	Share	Programs	Programs
January 1 — 31, 2006	—	—	—	—

February 1 —28, 2006	—	—	—	—

March 1 — 31, 2006	86,699	$53.70	—	—

Total	86,699
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS
4.1	Waiver and First Amendment to Term Loan Credit Agreement

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

May 10, 2006 (Date)	/s/ Scott A. Wolstein Scott A. Wolstein, Chief Executive Officer and
Chairman of the Board

May 10, 2006 (Date)	/s/ William H. Schafer William H. Schafer, Executive Vice President and Chief Financial Office (Principal Financial Officer and Principal Accounting Officer)