Form 10-Q
period 2006-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2006-08-09
CIK 894315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of August 3, 2006, the registrant had 109,729,645 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — Unaudited

Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005.

Condensed Consolidated Statements of Operations for the Three-Month Periods ended June 30, 2006 and 2005.

Condensed Consolidated Statements of Operations for the Six-Month Periods ended June 30, 2006 and 2005.

Condensed Consolidated Statements of Cash Flows for the Six-Month Periods ended June 30, 2006 and 2005.

Notes to Condensed Consolidated Financial Statements.
EX-31.1
EX-31.2
EX-32.1
EX-32.2

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Real estate rental property:
Land	$1,776,488	$1,721,321
Buildings	4,979,519	4,806,373
Fixtures and tenant improvements	181,900	152,958
Construction in progress	385,795	348,685

	7,323,702	7,029,337
Less: Accumulated depreciation	(783,871)	(692,823)

Real estate, net	6,539,831	6,336,514
Cash and cash equivalents	43,119	30,655
Investments in and advances to joint ventures	240,704	275,136
Notes receivable	24,005	24,996
Deferred charges, net	21,161	21,157
Real estate held for sale	5,167	—
Other assets	185,064	174,519

	$7,059,051	$6,862,977

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Fixed rate notes	$1,966,894	$1,966,268
Variable rate term debt	200,000	200,000
Revolving credit facilities	160,000	150,000

	2,326,894	2,316,268
Secured indebtedness:
Variable rate term debt	400,000	220,000
Mortgage and other secured indebtedness	1,349,313	1,354,733

	1,749,313	1,574,733

Total indebtedness	4,076,207	3,891,001

Accounts payable and accrued expenses	116,651	111,186
Dividends payable	71,690	65,799
Other liabilities	88,526	93,261

	4,353,074	4,161,247

Minority equity interest	105,249	99,181
Operating partnership minority interests	18,021	32,268

	4,476,344	4,292,696
Commitments and contingencies Shareholders’ equity:
Class F — 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	150,000	150,000
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 340,000 shares authorized; 340,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	170,000	170,000
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 109,702,535 and 108,947,748 shares issued at June 30, 2006 and December 31, 2005, respectively	10,970	10,895
Paid-in-capital	1,970,765	1,945,245
Accumulated distributions in excess of net income	(128,285)	(99,756)
Deferred obligation	12,386	11,616
Accumulated other comprehensive income	11,871	10,425
Less: Unearned compensation – restricted stock	—	(13,144)

	2,582,707	2,570,281

	$7,059,051	$6,862,977

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2006	2005
Revenues from operations:
Minimum rents	$141,898	$124,815
Percentage and overage rents	1,833	1,541
Recoveries from tenants	44,034	38,415
Ancillary income	3,197	2,015
Other property related income	1,621	1,604
Management and other fee income	5,989	4,983
Development fee income	607	681
Other	943	2,221

	200,122	176,275

Rental operation expenses:
Operating and maintenance	28,582	23,750
Real estate taxes	23,003	20,028
General and administrative	15,422	12,712
Depreciation and amortization	47,969	37,723

	114,976	94,213

Other income (expense):
Interest income	2,863	2,425
Interest expense	(55,829)	(43,926)
Other income (expense)	1,167	(1,252)

	(51,799)	(42,753)

Income before equity in net income of joint ventures, minority interests, tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	33,347	39,309
Equity in net income of joint ventures	4,619	8,055

Income before minority interests, tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	37,966	47,364
Minority interests:
Minority equity interests	(1,413)	(449)
Operating partnership minority interests	(534)	(729)

	(1,947)	(1,178)
Tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	2,779	(398)

Income from continuing operations	38,798	45,788
Discontinued operations:
Income from discontinued operations	—	293
Gain on disposition of real estate	—	2,999

Income from discontinued operations	—	3,292

Income before gain on disposition of real estate	38,798	49,080
Gain on disposition of real estate	39,937	18,874

Net income	$78,735	$67,954

Net income applicable to common shareholders	$64,943	$54,162

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.59	$0.47
Income from discontinued operations	—	0.03

Net income applicable to common shareholders	$0.59	$0.50

Diluted earnings per share data:
Income continuing operations applicable to common shareholders	$0.59	$0.47
Income from discontinued operations	—	0.03

Net income applicable to common shareholders	$0.59	$0.50

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2006	2005
Revenues from operations:
Minimum rents	$281,890	$247,920
Percentage and overage rents	4,074	3,547
Recoveries from tenants	86,093	75,470
Ancillary income	6,192	3,792
Other property related income	3,918	2,660
Management and other fee income	11,682	9,275
Development fee income	1,273	1,168
Other	7,525	4,355

	402,647	348,187

Rental operation expenses:
Operating and maintenance	54,496	47,258
Real estate taxes	46,128	40,616
General and administrative	30,832	26,042
Depreciation and amortization	94,911	77,174

	226,367	191,090

Other income (expense):
Interest income	5,984	3,433
Interest expense	(109,829)	(84,576)
Other income (expense)	667	(1,865)

	(103,178)	(83,008)

Income before equity in net income of joint ventures, minority interests, tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	73,102	74,089
Equity in net income of joint ventures	10,088	14,566

Income before minority interests, tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	83,190	88,655
Minority interests:
Minority equity interests	(3,153)	(1,141)
Operating partnership minority interests	(1,068)	(1,458)

	(4,221)	(2,599)
Tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	2,331	(565)

Income from continuing operations	81,300	85,491
Discontinued operations:
Income from discontinued operations	—	1,479
Gain on disposition of real estate	—	2,999

Income from discontinued operations	—	4,478

Income before gain on disposition of real estate	81,300	89,969
Gain on disposition of real estate, net of tax	47,162	83,534

Net income	$128,462	$173,503

Net income applicable to common shareholders	$100,878	$145,920

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.92	$1.31
Income from discontinued operations	—	0.04

Net income applicable to common shareholders	$0.92	$1.35

Diluted earnings per share data:
Income continuing operations applicable to common shareholders	$0.92	$1.30
Income from discontinued operations	—	0.04

Net income applicable to common shareholders	$0.92	$1.34

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands)
(Unaudited)

	2006	2005
Net cash flow provided by operating activities	$175,036	$175,009

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(210,535)	(589,321)
Increase in restricted cash	—	(17,509)
Proceeds from sale and refinancing of joint venture interests	1,104	3,074
Equity contributions to joint ventures, net	(2,592)	(17,042)
Repayment of notes receivable	991	767
Advances to joint ventures	(2,866)	(157,593)
Proceeds from disposition of real estate	139,918	355,569

Net cash flow used for investing activities	(73,980)	(422,055)

Cash flow from financing activities:
Proceeds from revolving credit facilities, net	10,000	278,250
Proceeds of term loans	180,000	70,000
Proceeds from construction loans and mortgages	1,646	70,114
Proceeds from issuance of medium term notes, net of underwriting commissions and $742 of offering expenses	—	395,654
Principal payments on rental property debt	(128,264)	(440,303)
Payment of deferred finance costs	(3,682)	(5,422)
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	4,097	7,964
Distributions to operating partnership minority interests	(1,288)	(1,443)
Dividends paid	(151,101)	(141,329)

Net cash flow (used for) provided by financing activities	(88,592)	233,485

Increase (decrease) in cash and cash equivalents	12,464	(13,561)
Cash and cash equivalents, beginning of period	30,655	49,871

Cash and cash equivalents, end of period	$43,119	$36,310

Supplemental disclosure of non-cash investing and financing activities:
     For the six-months ended June 30, 2006, in connection with the adoption of EITF 04-05, as of January 1, 2006 the Company consolidated real estate assets of $41.4 million and a mortgage payable of $17.1 million. In conjunction with the acquisition of its partners’ interests in three shopping centers, the Company acquired real estate assets of $233.9 million and assumed debt of $121.2 million. For the six-months ended June 30, 2006, minority interests with a book value of approximately $14.2 million were converted into approximately 0.4 million common shares of the Company resulting in an increase of approximately $8.2 million to real estate assets. At June 30, 2006, dividends payable were $71.7 million. Other assets include approximately $2.8 million, which represents the fair value of the Company’s interest rate swap. The foregoing transactions did not provide for or require the use of cash for the six-month period ended June 30, 2006.
     For the six-months ended June 30, 2005, in conjunction with the acquisition of 15 assets, the Company assumed mortgage debt at fair value of approximately $673.2 and other liabilities of approximately $4.4 million. At June 30, 2005, dividends payable were $65.7 million. Included in other assets and debt is approximately $1.3 million, which represents the fair value of the Company’s reverse interest rate swaps at June 30, 2005. In January 2005, in accordance with a performance unit plan, the Company issued 200,000 restricted shares to the Chairman and Chief Executive Officer, of which 30,000 shares vested as of the date of issuance. The remaining 170,000 shares will vest in 2006 through 2009. The foregoing transactions did not provide for or require the use of cash for the six-month period ended June 30, 2005.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
Notes to Condensed Consolidated Financial Statements
1. NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION
     Developers Diversified Realty Corporation and its related real estate joint ventures and subsidiaries (collectively, the “Company” or “DDR”) are engaged in the business of acquiring, expanding, owning, developing, redeveloping, leasing, and managing shopping centers.
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
     Unaudited Interim Financial Statements
     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three and six-months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.
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
New Accounting Standards
Accounting Changes and Error Corrections — SFAS 154
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinions No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for the Company in the first quarter of 2006. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.
Accounting for Uncertainty in Income Taxes — FIN 48
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition, disclosure and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. Although the Company is assessing the impact of FIN 48, it does not expect the adoption to have a material impact on the Company’s results of operations, cash flows and financial position.
Comprehensive Income
     Comprehensive income (in thousands) for the three-month periods ended June 30, 2006 and 2005 was $80,943 and $59,507, respectively. Comprehensive income (in thousands) for the six-month periods ended June 30, 2006 and 2005 was $129,908 and $174,343, respectively (Note 7).
2. EQUITY INVESTMENTS IN JOINT VENTURES
     At June 30, 2006 and December 31, 2005, the Company had ownership interests in various unconsolidated joint ventures, which owned 110 shopping center properties in each period and 52 and 53 shopping center sites, respectively, formerly owned by Service Merchandise Company, Inc.

     Combined condensed financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	June 30,	December 31,
	2006	2005
Combined Balance Sheets:
Land	$967,927	$894,477
Buildings	2,580,224	2,480,025
Fixtures and tenant improvements	67,438	58,060
Construction in progress	45,014	37,550

	3,660,603	3,470,112
Less: Accumulated depreciation	(210,339)	(195,708)

Real estate, net	3,450,264	3,274,404
Receivables, net	75,248	76,744
Leasehold interests	22,326	23,297
Other assets	127,059	109,490

	$3,674,897	$3,483,935

Mortgage debt	$2,307,096	$2,173,401
Amounts payable to DDR	111,981	108,020
Other liabilities	164,045	78,406

	2,583,122	2,359,827
Accumulated equity	1,091,775	1,124,108

	$3,674,897	$3,483,935

Company’s share of accumulated equity (1)	$157,461	$178,908

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Combined Statements of Operations:
Revenues from operations	$104,734	$106,496	$207,018	$206,650

Expenses:
Rental operation	34,472	37,283	67,473	71,966
Depreciation and amortization	20,476	22,059	40,324	40,670
Interest	30,626	31,336	59,405	56,125

Total expense	85,574	90,678	167,202	168,761

Income before gain on sale of real estate and discontinued operations	19,160	15,818	39,816	37,889
Gain on sale of real estate	—	456	43	759

Income from continuing operations	19,160	16,274	39,859	38,648
Discontinued operations:
(Loss) income from discontinued operations	(173)	(734)	113	(424)
(Loss) gain on sale of real estate	(1,762)	7,721	(1,550)	8,722

Net income	$17,225	$23,261	$38,422	$46,946

Company’s share of equity in net income of joint ventures (2)	$4,462	$7,502	$9,777	$13,997

(1)	The difference between the Company’s share of accumulated equity and the advances to and investments in joint ventures recorded on the Company’s condensed consolidated balance sheets primarily result from the basis differentials, as described below, deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the joint venture investments.

     Advances to and investments in joint ventures include the following items, which represent the difference between the Company’s investment and its proportionate share of the joint ventures underlying net assets (in millions):

	June 30, 2006	December 31, 2005
Company’s proportionate share of accumulated equity	$157.5	$178.9
Basis differentials	31.0	46.3
Deferred development fees, net of portion relating to the Company’s interest	(4.0)	(3.0)
Basis differential upon transfer of assets	(75.0)	(74.9)
Notes receivable from investments	19.2	19.8
Amounts payable to DDR	112.0	108.0

Advances to and investments in joint ventures	$240.7	$275.1

(2)	For the three-month periods ended June 30, 2006 and 2005, the difference between the $4.5 million and $7.5 million, respectively, of the Company’s share of equity in net income of joint ventures reflected above and the $4.6 million and $8.1 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is primarily attributable to amortization associated with basis differentials and differences in gain on sale of certain assets due to the basis differentials. The Company’s share of joint venture net income has been adjusted by approximately $0.1 million and $0.5 million, respectively, for the three-month periods ended June 30, 2006 and 2005, respectively, to reflect basis differentials associated with amortization and adjustments to gain on sales. For the six-month periods ended June 30, 2006 and 2005, the difference between the $9.8 million and $14.0 million, respectively, of the Company’s share of equity in net income of joint ventures reflected above and the $10.1 million and $14.6 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is attributable to depreciation associated with basis differentials and differences in gain on sale of certain assets due to the basis differentials. The Company’s share of joint venture net income has been adjusted by approximately $0.2 million and $0.6 million, respectively, for the six-month periods ended June 30, 2006 and 2005, respectively, to reflect basis differentials associated with amortization and adjustments to gain on sales. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their share of the historical cost of the net assets of the joint venture. Basis differentials also occur when the Company contributes assets to joint ventures.
     The Company’s proportionate share of service fees earned through the management, acquisition and financing, leasing and development activities performed related to the Company’s joint ventures are as follows (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Management and other fees	$5.1	$4.5	$10.1	$8.3
Development fees and leasing commissions	1.4	1.1	2.8	2.0
Interest income	2.0	1.8	4.3	2.2
Acquisition and financing fees	0.4	0.9	0.5	2.3
MDT Preferred Joint Venture
     During the second quarter of 2006, the Company sold six properties, aggregating 0.8 million owned square feet, to the MDT Preferred Joint Venture, a newly formed joint venture with Macquarie DDR Trust, for approximately $122.7 million and recognized gains totaling approximately $38.5 million of which $32.5 million represented merchant building gains from recently developed shopping centers.

     Under the terms of the new MDT Preferred Joint Venture, MDT receives a 9% preferred return on its preferred equity investment of approximately $12.2 million and then receives a 10% return on its common equity investment of approximately $20.8 million before DDR receives a 10% return on an agreed upon common equity investment of $3.5 million, which has not been recognized in the consolidated balance sheet due to the terms of its subordination. DDR is then entitled to a 20% promoted interest in any cash flow achieved above a 10% leveraged internal rate of return on all common equity. The Company recognizes its proportionate share of equity in earnings of the MDT Preferred Joint Venture at an amount equal to increases in our common equity investment based upon an assumed liquidation including consideration of cash received, of the joint venture at its depreciated book value as of the end of each reporting period. The Company has not recorded any equity in earnings from the MDT Preferred Joint Venture as of June 30, 2006.
     The Company has been engaged to perform all day-to-day operations of the properties and earns and/or may be entitled to receive ongoing fees for property management, leasing and construction management, in addition to a promoted interest, along with other periodic fees such as financing fees.
MDT Joint Venture
     In March 2006, the Company sold newly developed expansion areas located in Birmingham, Alabama and Monaca, Pennsylvania, aggregating 0.1 million square feet, to the MDT Joint Venture for approximately $14.6 million. The Company recognized an aggregate gain of $5.5 million, and deferred gains of approximately $1.0 million relating to the Company’s effective 14.5% ownership interest in the venture. These expansion areas are adjacent to shopping centers owned by the MDT Joint Venture.
Mervyns Joint Venture
     In 2005, the Company formed the Mervyns Joint Venture, a consolidated joint venture with MDT, which acquired the underlying real estate of certain operating Mervyns stores. The Mervyns Joint Venture is effectively owned approximately 50% by the Company and 50% by MDT. The Mervyns Joint Venture purchased one additional site in 2006 for approximately $11.0 million.
Coventry II Joint Ventures
     In May 2006, the Coventry II Joint Ventures acquired three assets located in Cincinnati, Ohio; Benton Harbor, Michigan and Allen, Texas at an aggregate cost of approximately $225 million. The Company is generally responsible for day-to-day operations of the properties and receives its share of ongoing fees for property management, certain leasing, construction management, and construction oversight, in addition to a promoted interest in the three properties acquired.
Other Joint Ventures
     In June 2006, the Company exercised the purchase and sale rights under the KLA/SM Joint Venture agreement, resulting in the Company agreeing to purchase its partners’ approximate 75% interest in the remaining 52 assets owned by the KLA/SM Joint Venture. The Company completed this acquisition in August 2006 at a gross purchase price of approximately $138 million relating to our partners’ approximate 75% ownership interest, based on a total valuation of approximately $185 million for all remaining assets, including outstanding indebtedness.

     In May 2006, one of the Company’s RVIP joint ventures, in which the Company has an effective 25.5% ownership, sold four shopping centers in Kansas City, Kansas and Kansas City, Missouri aggregating 0.4 million square feet for approximately $20.0 million. The joint venture recognized a loss of approximately $1.8 million, of which the Company’s proportionate share was approximately $0.5 million in the second quarter of 2006.
     In April 2006, the Company acquired its partner’s 50% ownership interest in Deer Valley Towne Center located in Phoenix, Arizona for approximately $15.6 million in addition to assuming the partner’s proportionate share of the $17.3 million of existing mortgage debt (or $8.65 million). The total shopping center, excluding the mortgage debt, was valued at approximately $48.2 million.
     In March 2006, the Company acquired its partner’s 50% ownership interest in a shopping center located in Salisbury, Maryland, which is adjacent to one of the Company’s properties, for $1.5 million in addition to assuming the partner’s proportionate share of the $1.8 million of existing mortgage debt (or $0.9 million) which was repaid following the acquisition. The total shopping center, excluding the mortgage debt, was valued at approximately $4.7 million.
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
     Following the date of acquisition for the three assets discussed above, these previously unconsolidated joint ventures have been consolidated into the Company’s consolidated financial statements.
     As a result of the adoption of EITF 04-5, the Company consolidated one limited partnership with total assets and liabilities of $24.4 million and $17.7 million, respectively, which were consolidated into the Company’s financial statements at January 1, 2006.
3. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION
     In January 2005, the Company completed the acquisition of 15 retail real estate assets in Puerto Rico from Caribbean Property Group, LLC and related entities (“CPG”), for approximately $1.2 billion (“CPG Properties”). The financing for the transaction was provided by the assumption of approximately $660 million of existing debt, line of credit borrowings on the Company’s unsecured credit facility and the application of a $30 million deposit funded in 2004. Included in the assets acquired are the land, building and tenant improvements associated with the underlying real estate. The other assets allocation of $12.6 million relates primarily to in-place leases, leasing commissions, tenant relationships and tenant improvements of the properties (Note 4). There was a separate allocation in the purchase price of $2.3 million for above-market leases and $9.1 million for below-market leases. The Company entered into this transaction to obtain a shopping center portfolio in Puerto Rico, a market where the Company previously did not own or manage any assets.
     The following supplemental pro forma operating data is presented for the six-month period ended June 30, 2005 as if the acquisition of properties from CPG was completed on January 1, 2005. Pro forma operating data is not presented for the three and six-month periods ended June 30, 2006, and the three-month period ended June 30, 2005 as the Company’s acquisitions for these periods are not considered material. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. In addition, the following supplemental pro forma operating data does not present the sale of assets through June 30, 2006. The Company accounted for the acquisition of assets utilizing the purchase method of accounting.

Six-Month Period
Ended
June 30, 2005
(in thousands,
except per share)
Pro forma revenues	$356,132

Pro forma income from continuing operations	$87,042

Pro forma income from discontinued operations	$4,478

Pro forma net income applicable to common shareholders	$147,471

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.32
Income from discontinued operations	0.04

Net income applicable to common shareholders	$1.36

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$1.30
Income from discontinued operations	0.04

Net income applicable to common shareholders	$1.34

4. OTHER ASSETS
     Other assets consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Intangible assets:
In-place leases (including lease origination costs), net	$2,659	$2,568
Tenant relations, net	14,059	14,538

Total intangible assets (1)	16,718	17,106
Other assets:
Accounts receivable, net (2)	108,358	112,464
Cash flow and fair value hedges	2,782	292
Prepaids, deposits and other assets	57,206	44,657

Total other assets	$185,064	$174,519

(1)	The Company recorded amortization expense of $1.4 million and $1.3 million for the three-months ended June 30, 2006 and 2005, respectively, and $3.0 million and $2.6 million for the six-months ended June 30, 2006 and 2005, respectively, related to these intangible assets. The amortization period of the in-place leases and tenant relations is approximately two to 31 years and 10 years, respectively.

(2)	Includes net, straight-line rent receivables of $46.8 million and $38.5 million at June 30, 2006 and December 31, 2005, respectively.
5. REVOLVING CREDIT FACILITIES
     The Company maintains its primary unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The facility was amended in June 2006. As a result of the amendment, the facility was increased from $1.0 billion to $1.2 billion, provided for an accordion feature of a future expansion to $1.4 billion, extends the maturity date to June 2010, with a one-year extension option and amended the pricing. The facility includes a competitive bid option for up to 50% of the facility. The Company’s borrowings under this facility bear interest at variable rates at the Company’s election, based on the prime rate as defined in the facility or LIBOR, plus a specified spread (0.60% at June 30, 2006). The specified spread over LIBOR varies depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at June 30, 2006. The facility also provides for a facility fee of 0.15% on the entire facility. At June 30, 2006, total borrowings under this facility aggregated $160.0 million with a weighted average interest rate of 5.5%.
     The Company also maintains a $60 million unsecured revolving credit facility with National City Bank. This facility was also amended in June 2006 to extend the maturity date to June 2010 and to reflect terms consistent with those contained in the Unsecured Credit Facility. Borrowings under the facility bear interest at variable rates based on the prime rate as defined in the facility or LIBOR plus a specified spread (0.60% at June 30, 2006). The specified spread over LIBOR is dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at June 30, 2006. At June 30, 2006, there were no borrowings outstanding.

6. TERM LOANS
     The Company also maintains its primary secured term loan agreement with a syndicate of financial institutions, for which KeyBank Capital Markets serves as the administrative agent. This term loan was amended in March and June 2006. The facility was amended to add an accordion feature to increase the loan, at the Company’s option, up to $500 million and covenant modifications. At June 30, 2006, total borrowings under this facility aggregated $400.0 million with a weighted average interest rate of 6.1%.
7. DERIVATIVE FINANCIAL INSTRUMENTS
Cash Flow Hedges
     In March 2006, the Company entered into an interest rate swap with a notional amount of $200 million for a four-year term, effectively converting certain floating rate debt into a fixed rate of approximately 6.0% through June 2010. As of June 30, 2006, the aggregate fair value of the Company’s interest rate swaps was an asset of $2.8 million, which is included in other assets in the condensed consolidated balance sheet. For the six-month period ended June 30, 2006, the amount of hedge ineffectiveness was not material.
     All components of the interest rate swap were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect as an increase to earnings $0.8 million of the amount recorded in accumulated other comprehensive income. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contract at the reporting date and is determined using interest rate market pricing models.
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

9. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS
     The following table summarizes the changes in shareholders’ equity since December 31, 2005 (in thousands):

		Common
		Shares		Accumulated		Accumulated	Unearned
		($.10		Distributions		Other	Compensation -	Treasury
	Preferred	Stated	Paid-in	In Excess of	Deferred	Comprehensive	Restricted	Stock
	Shares	Value)	Capital	Net Income	Obligation	Income	Stock	at Cost	Total
Balance December 31, 2005	$705,000	$10,895	$1,945,245	$(99,756)	$11,616	$10,425	$(13,144)	$—	$2,570,281
Issuance of common shares related to exercise of stock options, dividend reinvestment plan and director compensation		24	1,036					(1,736)	(676)
Redemption of operating partnership units in exchange for common shares		45	22,371						22,416
Issuance of restricted stock		6	653					151	810
Vesting of restricted stock			1,628		770			1,585	3,983
Change in fair value of interest rate swaps						2,173			2,173
Amortization of interest rate contracts						(727)			(727)
Adoption of FAS 123(R)			(1,558)				13,144		11,586
Stock based compensation			1,390						1,390
Net income				128,462					128,462
Dividends declared common shares				(129,407)					(129,407)
Dividends declared preferred shares	—	—	—	(27,584)	—	—	—	—	(27,584)

Balance June 30, 2006	$705,000	$10,970	$1,970,765	$(128,285)	$12,386	$11,871	$—	$—	$2,582,707

     Common share dividends declared, per share, were $0.59 and $0.54 for the three-month periods ended June 30, 2006 and 2005, respectively, and were $1.18 and $1.08 for the six-month periods ended June 30, 2006 and 2005, respectively.
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

10. OTHER INCOME
     Other income for the three-month periods ended June 30, 2006 and 2005 was comprised of the following (in millions):

	Three-Month		Six-Month
	Periods		Periods
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Lease termination fees	$0.3	$1.0	$6.8	$1.5
Financing fees	0.4	0.9	0.4	2.3
Other miscellaneous	0.2	0.3	0.3	0.6

	$0.9	$2.2	$7.5	$4.4

11. DISCONTINUED OPERATIONS
     Included in discontinued operations for the three and six-month periods ended June 30, 2005, are 10 shopping centers and 25 business centers aggregating 3.8 million square feet. The assets classified as held for sale at June 30, 2006, consist of construction in progress. The operating results relating to assets sold are as follows (in thousands):

	Three-Month	Six-Month
	Period Ended	Period Ended
	June 30, 2005	June 30, 2005
Revenues	$7,135	$14,271

Expenses:
Operating	2,854	5,558
Interest, net	1,949	3,263
Depreciation	1,964	3,910
Minority interests	75	61

Total expenses	6,842	12,792

Income before gain on sales of real estate	293	1,479
Gain on sales of real estate	2,999	2,999

Net income	$3,292	$4,478

     The assets classified as held for sale at June 30, 2006, are two newly developed expansion areas that were sold in July 2006 to the MDT Joint Venture (Note 16). In 2006, the Company sold six shopping center properties and two newly developed expansion areas to the MDT Preferred Joint Venture and the MDT Joint Venture, respectively, that are not reflected in discontinued operations due to the Company’s continuing involvement.

12. RELATED PARTY TRANSACTIONS
     As discussed in Note 2, in June 2006, the Company exercised its purchase and sale rights under the KLA/SM Joint Venture agreement, and agreed to purchase its partners’ approximate 75% interest in the joint venture, managed by Lubert-Adler Real Estate Funds, which is owned in part by a Director of the Company.
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
     The Company adopted SFAS 123(R) as required on January 1, 2006, using the modified prospective method. The Company’s condensed consolidated financial statements as of and for the three and six-months ended June 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Share-based compensation expense recognized in the Company’s consolidated financial statements for the three and six-months ended June 30, 2006, includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
     On January 1, 2006, the Company adopted SFAS 123(R), the effect of which changed the balance sheet and resulted in decreasing other liabilities by $11.6 million, eliminating unearned compensation- restricted stock (included in shareholder’s equity) by $13.1 million resulting in a net increase to shareholder’s equity of $11.6 million. These balance sheet changes relate to deferred compensation under the performance unit plans and unvested restricted stock awards. Under SFAS 123(R), deferred compensation is no longer recorded at the time unvested shares are issued. Share-based compensation is now recorded over the requisite service period on a straight-line attribution basis with an offsetting credit to equity (generally paid-in-capital).
     The compensation cost recognized under SFAS 123(R) was approximately $1.4 million and $2.9 million for the three and six-months ended June 30, 2006, respectively. There were no significant capitalized stock-based compensation costs at June 30, 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of SFAS No. 123,” for the three and six-months ended June 30, 2005 (in thousands, except per share amounts):

	Three-Month	Six-Month
	Period Ended	Period Ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$67,954	$173,503
Add: Stock-based employee compensation included in reported net income	1,453	2,577
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,464)	(2,898)

	$67,943	$173,182

Earnings per share:
Basic — as reported	$0.50	$1.35

Basic — pro forma	$0.50	$1.35

Diluted — as reported	$0.50	$1.34

Diluted — pro forma	$0.50	$1.33

Stock Options
     The Company’s stock option and equity-based award plans provide for grants to employees of the Company of: Incentive and non-qualified stock options to purchase common shares of the Company, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the award plans, awards available for grant approximated 2.3 million shares at June 30, 2006. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within the maximum contractual term of 10 years thereof (or, with respect to incentive options granted to certain shareholders, within five years thereof). Options granted under the plans generally vest one year after the date of grant as to one-third of the optioned shares, with the remaining options vest over the following two-year period.

     The following table reflects the stock option activity and summarizes the characteristics of the options outstanding at June 30, 2006, as described above (in thousands):

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of Options		Exercise	Contractual	Intrinsic
	Employees	Directors	Price	Term	Value
Balance December 31, 2005	1,903	62	$32.46
Granted	281	—	50.92
Exercised	(502)	—	29.50
Forfeited	(22)	—	41.36

Balance June 30, 2006	1,660	62	$36.19	7.7	$27,556

Exercisable at June 30, 2006	731	62	$28.05	6.4	$19,133

     The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are based on historical volatility of the Company’s stock. The expected term of the options granted was derived from historical exercises of options. The risk-free rate is based upon a U.S. Treasury Strip with a maturity date that approximates the expected term of the option.
     The following table represents the factors that existed on the date of grant and weighted average fair values during the six-month period ended June 30, 2006:

For the Six-
Months Ended
June 30, 2006
Weighted average fair value of grants	$6.47
Risk-free interest rate (range)	4.4% - 4.8%
Dividend yield (range)	4.3% - 5.0%
Expected life (range)	3-4 years
Expected volatility (range)	19.8 - 20.3%
     The following table reflects the activity for unvested stock option awards for the six-month period ended June 30, 2006 (in thousands):

		Weighted
		Average
		Grant Date
	Options	Fair Value
Unvested at December 31, 2005	1,268	$4.27
Granted	281	6.47
Vested	(597)	3.04
Forfeited	(22)	4.43

Unvested at June 30, 2006	930	$5.30

     As of June 30, 2006, there was $3.8 million of total unrecognized compensation cost related to unvested share-based compensation arrangements related to stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of approximately 1.25 years.
Exercises of Employee Stock Options
     The total intrinsic value of options exercised for the six-months ended June 30, 2006 was approximately $11.8 million. The total cash received from employees as a result of employee stock option exercises for the six-months ended June 30, 2006 was approximately $5.1 million. The

Company settles employee stock options exercises primarily with newly issued common shares and, occasionally, with treasury shares.
Performance Units
     In 2000, the Board of Directors approved a grant of 30,000 Performance Units to the Company’s Chief Executive Officer. Pursuant to the provisions of the Plan, the 30,000 Performance Units were converted on December 31, 2004 to common share equivalents of 200,000 common shares based on the annualized total shareholders’ return for the five-year period ended December 31, 2004. These shares will vest over the following five-year period. In 2002, the Board of Directors approved grants aggregating 70,000 Performance Units to the Company’s Chief Executive Officer, President and Senior Executive Vice President. The 70,000 Performance Units granted in 2002 will be converted to common share equivalents ranging from 70,000 to 466,666 common shares based on the annualized total shareholders’ return, as defined by the Plan, for the five-year period ending December 31, 2006. The fair value of each performance unit grant was estimated on the date of grant using a simulation approach model using the following assumptions:

Range
Risk-free interest rate	4.4%-6.4%
Dividend yield	7.8%-10.9%
Expected life	10 years
Expected volatility	20%-23%
Restricted Stock Awards
     For the six-month period ended June 30, 2006, the Board of Directors approved a grant of restricted shares of common stock to several executives of the Company which vest in equal annual amounts over a five-year period. Restricted stock awards have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. This grant has a weighted average fair value at the date of grant of $50.81, which was equal to the market value of the Company’s stock at the date of grant.
     The following table reflects the activity for unvested restricted stock awards for the six-month period ended June 30, 2006 (in thousands):

		Weighted
		Average
		Grant Date
	Awards	Fair Value
Unvested at December 31, 2005	191	$33.46
Granted	65	50.81
Vested	(94)	32.37

Unvested at June 30, 2006	162	$41.04

     As of June 30, 2006, there was $6.6 million of total unrecognized compensation cost related to unvested restricted stock award arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

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

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	(in thousands, except per share amounts)
	2006	2005	2006	2005
Income from continuing operations	$38,798	$45,788	$81,300	$85,491
Add: Gain on disposition of real estate	39,937	18,874	47,162	83,534
Less: Preferred stock dividends	(13,792)	(13,792)	(27,584)	(27,583)

Basic — Income from continuing operations applicable to common shareholders	64,943	50,870	100,878	141,442
Add: Operating partnership minority interests	534	—	—	1,458

Diluted — Income from continuing operations applicable to common shareholders	$65,477	$50,870	$100,878	$142,900

Number of Shares:
Basic — average shares outstanding	109,393	108,276	109,127	108,142
Effect of dilutive securities:
Stock options	516	685	558	715
Operating partnership minority interests	904	—	—	1,350
Restricted stock	53	61	50	147

Diluted — average shares outstanding	110,866	109,022	109,735	110,354

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.59	$0.47	$0.92	$1.31
Income from discontinued operations	—	0.03	—	0.04

Net income applicable to common shareholders	$0.59	$0.50	$0.92	$1.35

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.59	$0.47	$0.92	$1.30
Income from discontinued operations	—	0.03	—	0.04

Net income applicable to common shareholders	$0.59	$0.50	$0.92	$1.34

     The exchange into common stock of the minority interests, associated with OP units, was not included in the computation of diluted EPS for the three-months ended June 30, 2005 and the six-months ended June 30, 2006 because the effect of assuming conversion was anti dilutive.
15. SEGMENT INFORMATION
     The Company had two reportable business segments, shopping centers and business centers, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company sold the majority of its business center assets in 2005. Each shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under SFAS 131.
     At June 30, 2006, the shopping center segment consisted of 465 shopping centers (including 163 owned through joint ventures and 39 of which are consolidated by the Company), in 44 states, plus Puerto Rico. At June 30, 2006, the Company owned seven business centers in five states.

     The table below presents information about the Company’s reportable segments for the three and six-month periods ended June 30, 2006 and 2005.

	Three-Months ended June 30, 2006
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$1,072	$199,050		$200,122
Operating expenses	(526)	(51,059)		(51,585)

	546	147,991		148,537
Unallocated expenses (1)			(112,411)	(112,411)
Equity in net income of joint ventures		4,619		4,619
Minority interests			(1,947)	(1,947)

Income from continuing operations				$38,798

	Three-Months ended June 30, 2005
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$1,916	$174,359		$176,275
Operating expenses	(453)	(43,325)		(43,778)

	1,463	131,034		132,497
Unallocated expenses (1)			(93,586)	(93,586)
Equity in net income of joint ventures		8,055		8,055
Minority interests			(1,178)	(1,178)

Income from continuing operations				$45,788

	Six-Months ended June 30, 2006
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$2,134	$400,513		$402,647
Operating expenses	(1,002)	(99,622)		(100,624)

	1,132	300,891		302,023
Unallocated expenses (1)			(226,590)	(226,590)
Equity in net income of joint ventures		10,088		10,088
Minority interests			(4,221)	(4,221)

Income from continuing operations				$81,300

Total real estate assets	$87,104	$7,236,598		$7,323,702

	Six-Months ended June 30, 2005
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$3,901	$344,286		$348,187
Operating expenses	(889)	(86,985)		(87,874)

	3,012	257,301		260,313
Unallocated expenses (1)			(186,789)	(186,789)
Equity in net income of joint ventures		14,566		14,566
Minority interests			(2,599)	(2,599)

Income from continuing operations				$85,491

Total real estate assets	$267,323	$6,338,195		$6,605,518

(1)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax benefit/expense, other income/expense and depreciation and amortization as listed in the condensed consolidated statements of operations.
16. SUBSEQUENT EVENTS
     In July 2006, the Company repaid its $200.0 million variable rate term loan with funds drawn on the Unsecured Credit Facility.
     In addition, in July 2006, the Company sold two additional expansion areas in McDonough, Georgia and Coons Rapids, Minnesota, classified as held for sale at June 30, 2006, to the MDT Joint Venture for approximately $10.1 million. These expansion areas are adjacent to shopping centers owned by the MDT Joint Venture.
     In August 2006, the Company acquired its Partners' approximate 75% ownership interest in the assets owned by the KLA/SM Joint Venture (Note 2). Additionally, the Company entered into an agreement with Coventry II to acquire the Service Merchandise portfolio for approximately $185 million. The Company expects that these assets will be sold into a newly formed joint venture with Coventry II in which DDR is expected to maintain a 20% ownership interest. Under the agreement, the Company has given Coventry II a due diligence period to review the assets and as such, the Company anticipates the sale to occur in the third quarter of 2006.

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
     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects of changes in consumer buying practices, including sales over the Internet and the resulting retailing practices and space needs of its tenants on its properties;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may not realize the intended benefits of an acquisition transaction. The assets may not perform as well as the Company anticipated or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid and limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	The Company’s financial condition may be affected by required payments of debt or related interest, the risk of default and the restrictions on its ability to incur additional debt or enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions, those borrowings may not be available on favorable terms;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than does the Company and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company may not realize anticipated returns from its real estate assets outside of the United States due to factors such as its lack of experience with the local economy, culture and laws;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;

•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or could otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•	Changes in interest rates could adversely affect the market price for the Company’s common shares, as well as its performance and cash flow.
Executive Summary
     The Company continues to improve the performance and productivity of its properties and its overall corporate platform. The sale of assets to the MDT Preferred Joint Venture reflects value creation through development and capital recycling, while the acquisitions through the Coventry II Joint Venture reflect important opportunities for future growth. Retailer demand continues to drive performance from a leasing and development perspective.
     The Company believes retail real estate offers an opportunity for stable growth among the real estate sectors. First, tenant demand for space continues to be positive and releasing spreads are profitable. Second, development opportunities continue to offer retail real estate an opportunity for value creation. The Company believes it has a strong development capability and that margins on new development should provide meaningful growth.
     While there is continued speculation on consumer spending, we believe that historical results support that the consumer will continue to support growth in retail sales as population and incomes continue to grow throughout the country. Moreover, the more successful retailers will continue to perform well in their existing stores and create demand for new locations primarily due to their ability to win market share at the expense of weaker competitors, in addition to their ability to earn their fair share of sales generated by growth in consumer spending.
     The Company believes that retailers have reinforced their enthusiasm to open new stores and the Company is confident in the continued growth aspirations of core retail partners. This positive outlook may seem inconsistent with some predictions of current and future market conditions given concerns regarding energy prices, interest rates and the resulting impact on consumers’ disposable income levels.
     Where markets may be tightening, retailers are factoring this impact into overall sales and inventory plans that permit margins to be maintained in the face of modest same-store sales growth. High employment, wage growth and modest inflation are strong signals to retailers that consumer demand will support future store growth.

     Results of Operations
Revenues from Operations

	Three-Months Ended
	June 30,
	2006	2005	$ Change	% Change
	(in thousands)
Base and percentage rental revenues	$143,731	$126,356	$17,375	13.8%
Recoveries from tenants	44,034	38,415	5,619	14.6
Ancillary income	3,197	2,015	1,182	58.7
Other property related income	1,621	1,604	17	1.0
Management and other fee income	5,989	4,983	1,006	20.2
Development fee income	607	681	(74)	(10.9)
Other	943	2,221	(1,278)	(57.5)

Total revenues	$200,122	$176,275	$23,847	13.5%

	Six-Months Ended
	June 30,
	2006	2005	$ Change	% Change
	(in thousands)
Base and percentage rental revenues	$285,964	$251,467	$34,497	13.7%
Recoveries from tenants	86,093	75,470	10,623	14.1
Ancillary income	6,192	3,792	2,400	63.3
Other property related income	3,918	2,660	1,258	47.3
Management and other fee income	11,682	9,275	2,407	26.0
Development fee income	1,273	1,168	105	9.0
Other	7,525	4,355	3,170	72.8

Total revenues	$402,647	$348,187	$54,460	15.6%

     Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2005, including the Puerto Rican assets for five months, excluding properties under development and those classified as discontinued operations) (“Core Portfolio Properties”) increased approximately $5.9 million, or 2.5%, for the six-months ended June 30, 2006, as compared to the same period in 2005. The increase in base and percentage rental revenues is due to the following
(in millions):

Increase
(decrease)
Core Portfolio Properties	$5.9
Acquisition of real estate assets	28.3
Development and redevelopment of 12 shopping center properties	2.5
Consolidation of a joint venture asset (EITF 04-05)	2.1
Transfer of 18 properties to unconsolidated joint ventures	(4.8)
Business center property under redevelopment	(1.5)
Straight-line rents	2.0

$34.5

     At June 30, 2006, the aggregate occupancy of the Company’s shopping center portfolio was 95.2%, as compared to 95.0% at June 30, 2005. The Company owned 465 shopping centers at June 30, 2006. The average annualized base rent per occupied square foot was $11.64 at June 30, 2006, as compared to $11.27 at June 30, 2005.

     At June 30, 2006, the aggregate occupancy of the Company’s wholly-owned shopping centers was 93.1%, as compared to 94.4% at June 30, 2005. The Company owned 264 wholly-owned shopping centers at June 30, 2006. The average annualized base rent per leased square foot was $10.64 at June 30, 2006, as compared to $10.30 at June 30, 2005.
     At June 30, 2006, the aggregate occupancy of the Company’s joint venture shopping centers was 97.3% as compared to 96.3% at June 30, 2005. The Company’s joint ventures owned 201 shopping centers including 39 consolidated centers primarily owned through the Mervyns Joint Venture at June 30, 2006. The average annualized base rent per leased square foot was $11.98 at June 30, 2006, as compared to $12.07 at June 30, 2005. The decrease in average annualized base per leased square foot is attributed to the change in property owned by joint ventures. For example, the average annual base rent per square foot excluding the Mervyns Joint Venture, which was acquired in the third quarter of 2005 was $12.08 per square foot.
     At June 30, 2006, the aggregate occupancy of the Company’s business centers was 45.2%, as compared to 64.5% at June 30, 2005. The decrease in occupancy is as a result of the Company selling 25 of its business centers in September 2005. The remaining business centers consist of seven assets in five states at June 30, 2006.
     Recoveries from tenants increased $10.6 million or 14.1% for the six month period ended June 30, 2006 as compared to the same period in 2005. This increase is primarily due to an increase in operating expenses and real estate taxes which aggregated $12.8 million primarily due to acquisitions and developments coming on line as discussed below. Recoveries were approximately 85.6% and 85.9% of operating expenses and real estate taxes for the six-months ended June 30, 2006 and 2005, respectively.
     The increase in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)
Acquisition and development/redevelopment of shopping center properties in 2005 and 2006	$10.9
Transfer of properties to joint ventures in 2006 and 2005	(1.8)
Consolidation of a joint venture asset (EITF 04-05)	0.6
Net increase in operating expenses at the remaining shopping center and business center properties	0.9

$10.6

     Ancillary income increased primarily due to income earned from acquisition of properties from the CPG and Benderson portfolios. The Company anticipates that this ancillary income will grow with additional opportunities in these portfolios. The Company’s ancillary income program continues to be an industry leader among “open-air” shopping centers. Continued growth is anticipated in the area of ancillary, or non-traditional revenue, as additional revenue opportunities are pursued and as currently established revenue opportunities proliferate throughout the Company’s core, acquired and development portfolios. Ancillary revenue opportunities have in the past included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs and various other programs.
     The increase in management and other fee income, which aggregated $0.4 million, is primarily from unconsolidated joint venture interests formed in 2005 and the continued growth of the MDT Joint

Venture. This increase was offset by the sale of several of the Company’s joint venture properties, which contributed approximately $0.6 million management fee income. The remaining increase of $2.6 million is due to an increase in other fee income. Management fee income is expected to continue to increase as the MDT Joint Venture and other joint ventures acquire additional properties and as unconsolidated joint venture assets under development become operational.
     Development fee income was primarily earned through the redevelopment of assets through the Coventry II Joint Venture. The Company expects to continue to pursue additional development joint ventures as opportunities present themselves.
     Other income is comprised of the following (in millions):

	Three-Months ended		Six-Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Lease termination fees (1)	$0.3	$1.0	$6.8	$1.5
Financing fees (2)	0.4	0.9	0.4	2.3
Other miscellaneous	0.2	0.3	0.3	0.6

	$0.9	$2.2	$7.5	$4.4

(1)	For the six-month period ended June 30, 2006, the Company executed lease terminations on four vacant Wal-Mart spaces in the Company’s wholly-owned portfolio.

(2)	Financing fees received in connection with the MDT Joint Venture, excluding the Company’s retained ownership of approximately 14.5%. The Company’s fees are earned in conjunction with the timing and amount of the transaction by the joint venture.
Expenses from Operations

	Three-Months Ended
	June 30,
	2006	2005	$ Change	% Change
	(in thousands)
Operating and maintenance	$28,582	$23,750	$4,832	20.3%
Real estate taxes	23,003	20,028	2,975	14.9
General and administrative	15,422	12,712	2,710	21.3
Depreciation and amortization	47,969	37,723	10,246	27.2

	$114,976	$94,213	$20,763	22.0%

	Six-Months Ended
	June 30,
	2006	2005	$ Change	% Change
	(in thousands)
Operating and maintenance	$54,496	$47,258	$7,238	15.3%
Real estate taxes	46,128	40,616	5,512	13.6
General and administrative	30,832	26,042	4,790	18.4
Depreciation and amortization	94,911	77,174	17,737	23.0

	$226,367	$191,090	$35,277	18.5%

     Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 0.8% and 1.1% of total revenues for the six-months ended June 30, 2006 and 2005, respectively (See Economic Conditions).

     The increase in rental operation expenses, excluding general and administrative, is due to the following (in millions):

	Operating	Real
	and	Estate
	Maintenance	Taxes	Depreciation
Core Portfolio Properties	$1.5	$2.2	$2.6
Acquisition and development/redevelopment of shopping center properties	7.5	3.8	14.9
Consolidation of a joint venture asset (EITF 04-05)	0.2	0.4	0.5
Transfer of 18 properties to unconsolidated joint ventures	(1.3)	(0.8)	(1.2)
Business center properties	(0.1)	(0.1)	0.1
Provision for bad debt expense	(0.6)	—	—
Personal property	—	—	0.8

	$7.2	$5.5	$17.7

     The increase in general and administrative expenses is primarily attributable to certain executive incentive compensation plans. Total general and administrative expenses were approximately 5.0% and 4.6%, respectively, of total revenues, including total revenues of joint ventures, for the six-months ended June 30, 2006 and 2005, respectively.
     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space. In addition, the Company capitalized certain direct construction administration costs consisting of direct wages and benefits, travel expenses and office overhead costs of $3.6 million and $3.3 million for the six-month periods ending June 30, 2006 and 2005, respectively.
     The Company adopted SFAS 123(R), “Share-Based Payment,” as required on January 1, 2006 using the modified prospective method. The Company’s condensed consolidated financial statements as of and for the three and six-months ended June 30, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). The compensation cost recognized under SFAS 123(R) was approximately $1.4 million and $2.9 million for the three and six-months ended June 30, 2006, respectively. There were no significant capitalized stock-based compensation costs at June 30, 2006. For the three and six-months ended June 30, 2005, the Company recorded compensation expense related to its restricted stock plan and its performance unit awards of approximately $1.5 million and $2.6 million, respectively.
     SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for the activity under stock plans. Option pricing model input assumptions such as expected volatility, expected term and risk–free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data and other assumptions may be derived from historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.
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
Other Income and Expenses

	Three-Months Ended
	June 30,
	2006	2005	$ Change	% Change
	(in thousands)
Interest income	$2,863	$2,425	$438	18.1%
Interest expense	(55,829)	(43,926)	(11,903)	27.1
Other income (expense)	1,167	(1,252)	2,419	(193.2)

	$(51,799)	$(42,753)	$(9,046)	21.2%

	Six-Months Ended
	June 30,
	2006	2005	$ Change	% Change
	(in thousands)
Interest income	$5,984	$3,433	$2,551	74.3%
Interest expense	(109,829)	(84,576)	(25,253)	29.9
Other income (expense)	667	(1,865)	2,532	(135.8)

	$(103,178)	$(83,008)	$(20,170)	24.3%

     Interest income increased primarily as a result of advances to the Service Merchandise joint venture beginning in July 2005. The Service Merchandise advance was $90.5 million at June 30, 2006 and has a maturity date of August 2006. It is anticipated that this interest income will not continue as the Company acquired its partners’ interest in the KLA/SM Joint Venture in August of 2006.
     Interest expense increased primarily due to the acquisition of assets combined with other development assets becoming operational and the increase in short-term interest rates. The weighted average debt outstanding and related weighted average interest rate during the six-month period ended June 30, 2006, was $4.1 billion and 5.8%, respectively, compared to $3.4 billion and 5.4%, respectively, for the same period in 2005. At June 30, 2006, the Company’s weighted average interest rate was 5.9% compared to 5.2% at June 30, 2005. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $5.0 million and $9.2 million for the three and six-month periods ended June 30, 2006, respectively, as compared to $2.4 million and $4.9 million for the same period in 2005.
     Other income/expense is comprised of litigation settlements or costs and abandoned acquisition and development project costs.
Other

	Three-Months Ended
	June 30,
	2006	2005	$ Change	% Change
	(in thousands)
Equity in net income of joint ventures	$4,619	$8,055	$(3,436)	(42.7)%
Minority interests	(1,947)	(1,178)	(769)	65.3
Income tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	2,779	(398)	3,177	(798.2)

	Six-Months Ended
	June 30,
	2006	2005	$ Change	% Change
	(in thousands)
Equity in net income of joint ventures	$10,088	$14,566	$(4,478)	(30.7)%
Minority interests	(4,221)	(2,599)	(1,622)	62.4
Income tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	2,331	(565)	2,896	(512.6)
     A summary of the decrease in equity in net income of joint ventures is comprised of the following (in millions):

Increase
(Decrease)
Reduction in gains from sale transactions as compared to 2005	$(4.1)
Sale of joint venture interests to DDR	0.6
Adoption of EITF 04-05	(0.4)
Acquisition of assets by unconsolidated joint ventures	0.8
Debt refinancing and increased interest rates at various joint ventures	(1.4)

$(4.5)

     The decrease in equity in net income of joint ventures is due to several factors, including increased interest costs resulting from an increase in interest rates on variable rate borrowings and refinancings at higher debt proceeds levels at certain joint ventures. These decreases were partially offset by an increase in joint venture income from newly formed joint ventures in 2004 and 2005, including assets acquired by the Company’s MDT Joint Venture. The Company’s unconsolidated joint ventures sold the following assets in the six-month periods ended June 30, 2006 and 2005, which excludes the Company’s acquisition during the six-month period ended June 30, 2006 of its partners’ 50% interest in shopping centers located in Salisbury, Maryland and Phoenix, Arizona, and its partner’s 75% interest in a shopping center located in Pasadena, California.
2006 Sales
Four 25.5% effectively owned shopping centers
One site formerly occupied by Service Merchandise
2005 Sales
One 20% owned shopping center
Two sites formerly occupied by Service Merchandise
Minority equity interest expense increased primarily due to the following:

Increase
(Decrease)
Formation of the Mervyns Joint Venture consolidated investment in September 2005, which is owned approximately 50% by the Company	$2.9
Conversion of 0.4 million operating partnership units into common shares of the Company in 2006	(0.5)
Consolidation of a joint venture asset (EITF 04-05)	0.3
Net decrease in net income from consolidated joint venture investments	(1.1)

$1.6

     The 2006 income tax benefit is primarily attributable to the Company’s ability to deduct interest costs due to the increased gain on sales. The allowance of interest expense within our taxable REIT subsidiaries is subject to certain limitations based upon taxable income as required under Internal Revenue Code Section 163(j).
Discontinued Operations

	Three-Months Ended
	June 30,
	2006	2005	$ Change	% Change
	(in thousands)
Income from operations	$—	$293	$(293)	(100.0)%
Gain on disposition of real estate, net	—	2,999	(2,999)	(100.0)

	Six-Months Ended
	June 30,
	2006	2005	$ Change	% Change
	(in thousands)
Income from operations	$—	$1,479	$(1,479)	(100.0)%
Gain on disposition of real estate, net	—	2,999	(2,999)	(100.0)
     Included in discontinued operations for the three and six-month period ended June 30, 2005, are 35 properties sold in 2005, aggregating 3.8 million square feet.
Gain on Disposition of Assets

	Three-Months Ended
	June 30,
	2006	2005	$ Change	% Change
	(in thousands)
Gain on disposition of assets	$39,937	$18,874	$21,063	111.6%

	Six-Months Ended
	June 30,
	2006	2005	$ Change	% Change
	(in thousands)
Gain on disposition of assets	$47,162	$83,534	$(36,372)	(43.5)%
     The Company recorded gains on disposition of real estate and real estate investments for the six-months ended June 30, 2006 and 2005, as follows (in millions):

	Six-months
	Ended
	June 30,
	2006	2005
Transfer of assets to the DPG Realty Holdings Joint Venture (1)	$0.6	$—
Transfer of assets to the MDT Joint Venture (2)	5.8	79.1
Transfer of assets to the MDT Preferred Joint Venture (3)	38.5	—
Land sales (4)	2.4	4.6
Previously deferred gains (5)	0.5	—
Other loss on sales	(0.6)	(0.2)

	$47.2	$83.5

(1)	For the six-month period ended June 30, 2006, the Company transferred a newly developed expansion area adjacent to a shopping center owned by the joint venture. This disposition is not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	For the six-month period ended June 30, 2006, the Company transferred newly developed expansion areas adjacent to two shopping centers owned by the joint venture. For the six-month period ended June 30, 2005, the Company transferred 12 assets. These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(3)	For the six-month period ended June 30, 2006, the Company transferred six assets. These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(4)	These sales did not meet the discontinued operations disclosure requirement.

(5)	Primarily attributable to the recognition of additional gains associated with the leasing of units associated with master lease and other obligations on disposed properties.
Net Income

	Three-Months Ended
	June 30,
	2006	2005	$ Change	% Change
	(in thousands)
Net Income	$78,735	$67,954	$10,781	15.9%

	Six-Months Ended
	June 30,
	2006	2005	$ Change	% Change
	(in thousands)
Net Income	$128,462	$173,503	$(45,041)	(26.0)%

     Net income decreased primarily due to a reduction in gain on sales of assets and increased interest costs offset by the acquisition of assets. A summary of the changes from 2005 is as follows (in millions):

	Three -	Six -
	Months	Months
	ended	ended
	June 30,	June 30,
	2006	2006
Increase in net operating revenues total revenues in excess of operating and maintenance expenses and real estate taxes)	$16.0	$41.7
Increase in general and administrative expenses	(2.7)	(4.8)
Increase in depreciation expense	(10.2)	(17.7)
Increase in interest income	0.4	2.6
Increase in interest expense	(11.9)	(25.2)
Decrease in other income/expense	2.4	2.5
Decrease in equity in net income of joint ventures	(3.4)	(4.5)
Increase in minority interest expense	(0.8)	(1.6)
Decrease in income tax benefit/expense	3.2	2.9
Decrease in income from discontinued operations	(3.3)	(4.5)
Increase (decrease) in gain on disposition of real estate	21.1	(36.4)

	$10.8	$(45.0)

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
     FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and many companies utilize different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains from depreciable property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs. This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.
     FFO is generally defined and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains from sales of depreciable real estate property, except for those sold through the Company’s merchant building program, (iii) sales of securities, (iv) extraordinary items, (v) cumulative effect of adoption of new accounting standards and (vi) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and equity income from minority equity investments and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis.
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
     For the three-month period ended June 30, 2006, FFO available to common shareholders increased $17.3 million to $109.8 million, as compared to $92.5 million for the same period in 2005.

For the six-month period ended June 30, 2006, FFO available to common shareholders increased $4.4 million to $196.0 million as compared to $191.6 million for the same period in 2005.
     The Company’s calculation of FFO is as follows (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income applicable to common shareholders (1)	$64,943	$54,162	$100,878	$145,920
Depreciation and amortization of real estate investments	45,804	39,492	90,836	80,335
Equity in net income of joint ventures	(4,619)	(8,055)	(10,088)	(14,566)
Joint ventures’ FFO (2)	9,342	10,764	19,281	22,080
Minority equity interests (OP Units)	534	729	1,068	1,458
Gain on disposition of depreciable real estate, net (3)	(6,220)	(4,557)	(5,999)	(43,620)

FFO applicable to common shareholders	109,784	92,535	195,976	191,607
Preferred dividends	13,792	13,792	27,584	27,583

Total FFO	$123,576	$106,327	$223,560	$219,190

(1)	Includes straight line rental revenues of approximately $4.2 million and $3.2 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $7.8 million and $5.8 million for the six-month periods ended June 30, 3006 and 2005, respectively.

(2)	Joint ventures’ FFO is summarized as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net income (a)	$17,225	$23,261	$38,422	$46,946
Loss (gain) on disposition of real estate, net (b)	11	(7,443)	(19)	(7,773)
Depreciation of real estate investments	20,586	23,042	40,612	42,925

	$37,822	$38,860	$79,015	$82,098

DDR ownership interest (c)	$9,342	$10,764	$19,281	$22,080

(a)	Revenue for the three-month periods ended June 30, 2006 and 2005 included approximately $1.1 million and $2.1 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.2 million and $0.3 million, respectively. Revenue for the six-month periods ended June 30, 2006 and 2005 included approximately $2.5 million and $3.6 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.5 million and $0.6 million, respectively.

(b)	The gain on disposition of recently developed shopping centers is not reflected as an adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate

Investors, or are assets sold in conjunction with the formation of the joint venture that acquired the Service Merchandise properties.

(c)	The Company’s share of joint venture net income has been increased by $0.1 million and $0.5 million for the three-month periods ended June 30, 2006 and 2005, respectively. The Company’s share of joint venture net income has been increased by $0.2 million and $0.6 million for the six-month periods ended June 30, 2006 and 2005, respectively. The above increases are related to basis differences in depreciation and adjustments to gain on sales. At June 30, 2006 and 2005, the Company owned joint venture interests in 110 and 113 operating shopping center properties, respectively. In addition, at June 30, 2006 and 2005, the Company owned 52 and 59 shopping center sites, respectively, formerly owned by Service Merchandise through its approximately 25% owned joint venture. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.

(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the consolidated statement of operations includes residual land sales, which management considers a sale of non-depreciated real property, and the sale of newly developed shopping centers, as the Company considers these properties as part of the merchant building program. These sales are included in the Company’s FFO and therefore are not reflected as an adjustment in FFO. For the three-month periods ended June 30, 2006 and 2005, net gains resulting from residual land sales aggregated $0.6 million and $2.7 million, respectively. For the six-month periods ended June 30, 2006 and 2005, net gains resulting from residual land sales aggregated $2.4 million and $4.6 million, respectively. For the three month period ended June 30, 2006 and 2005, merchant building gains aggregated $33.1 million and $14.7 million, respectively. For the six for the six month period ended June 30, 2006 and 2005, merchant building gains aggregated $38.8 million and $38.3 million, respectively. In 2005, these gains included a portion of the net gain recognized of approximately $6.6 million from the sale of a shopping center located in Plainville, Connecticut through the Company’s taxable REIT subsidiary, associated with its merchant building program. The remaining $14.3 million of the gain recognized on the sale of the shopping center located in Plainville, Connecticut was not included in the computation of FFO as the Company believes such amount was derived primarily from the acquisition of its partner’s approximately 75% interest in the shopping center following substantial completion of development.
Liquidity and Capital Resources
     The Company’s cash flow activities are summarized as follows (in thousands):

	Six-Month Periods
	Ended June 30,
	2006	2005
Cash flow from operating activities	$175,036	$175,009
Cash flow used for investing activities	(73,980)	(422,055)
Cash flow (used for) provided by financing activities	(88,592)	237,485

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements. The Company anticipates that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset sales, will provide the necessary capital to achieve continued growth. The proceeds from the sale of assets classified as discontinued operations and other asset sales are utilized to acquire and develop assets. The Company intends that its acquisition and developments completed in 2006, new leasing, expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s operating cash flow. Changes in cash flow from investing activities in 2006 as compared to 2005 were primarily due to a decrease in real estate acquired with cash and a decrease in proceeds from the disposition of real estate. Changes in cash flow from financing activities in 2006 as compared to 2005 were primarily relate to a decrease in acquisition activity in 2006 as compared to 2005 and, accordingly, a decrease in the proceeds from revolving credit facilities, term debt, and the issuance of medium term notes.
     In February 2006, the Company declared an increase in the 2006 quarterly dividend per common share to $0.59 from $0.54 in 2005. The Company anticipates that the increased dividend level will continue to result in a conservative payout ratio. The payout ratio is determined based on common and preferred dividends declared as compared to the Company’s FFO. The Company’s common share dividend payout ratio for the first six-months of 2006 was approximately 66.6% of reported FFO, as compared to 62.0% for the same period in 2005. See “Off Balance Sheet Arrangements” and “Contractual Obligations and Other Commitments” sections for discussion of additional disclosure of capital resources.
Acquisitions, Developments and Expansions
     During the six-month period ended June 30, 2006, the Company and its joint ventures invested $0.5 billion, net, to acquire, develop, expand, improve and re-tenant various properties, with the majority of this amount relating to the Company’s wholly-owned properties. The Company’s expansion, acquisition and development activity is summarized below:
Strategic Real Estate Transactions
MDT Preferred Joint Venture
     During the second quarter of 2006, the Company sold six properties, aggregating 0.8 million owned square feet, to the MDT Preferred Joint Venture, a newly formed joint venture with Macquarie DDR Trust, for approximately $122.7 million and recognized gains totaling approximately $38.5 million of which $32.5 million represented merchant building gains from recently developed shopping centers.
     Under the terms of the new MDT Preferred Joint Venture, MDT receives a 9% preferred return on its preferred equity investment of approximately $12.2 million and then receives a 10% return on its common equity investment of approximately $20.8 million before DDR receives a 10% return on an agreed upon common equity investment of $3.5 million, which has not been recognized in the consolidated balance sheet due to the terms of its subordination. DDR is then entitled to a 20% promoted interest in any cash flow achieved above a 10% leveraged internal rate of return on all common equity. The Company recognizes its proportionate share of equity in earnings of the MDT

Preferred Joint Venture at an amount equal to increases in our common equity investment based upon an assumed liquidation including consideration of cash received of the joint venture at its depreciated book value as of the end of each reporting period. The Company has not recorded any equity in earnings from the MDT Preferred Joint Venture as of June 30, 2006.
     The Company has been engaged to perform all day-to-day operations of the properties and earns and/or may be entitled to receive ongoing fees for property management, leasing and construction management, in addition to a promoted interest, along with other periodic fees such as financing fees.
MDT Joint Venture
     In July 2006, the Company sold two additional expansion areas in McDonough, Georgia and Coons Rapids, Minnesota to the MDT Joint Venture for approximately $10.1 million. These expansion areas are adjacent to shopping centers owned by the MDT Joint Venture. The Company anticipates recording merchant building gains of approximately $3 million in the third quarter relating to these sales.
     In March 2006, the Company sold newly developed expansion areas located in Birmingham, Alabama and Monaca, Pennsylvania, aggregating 0.1 million square feet, to the MDT Joint Venture for approximately $14.6 million. The Company recognized an aggregate merchant build gain of $5.5 million, and deferred gains of approximately $1.0 million relating to the Company’s effective 14.5% ownership interest in the venture. These expansion areas are adjacent to shopping centers owned by the MDT Joint Venture.
Mervyns Joint Venture
     In 2005, the Company formed the Mervyns Joint Venture, a consolidated joint venture with MDT, which acquired the underlying real estate of certain operating Mervyns stores. The Mervyns Joint Venture is effectively owned approximately 50% by the Company and 50% by MDT. The Mervyns Joint Venture purchased one additional site in 2006 for approximately $11.0 million.
Coventry II Joint Ventures
     In May 2006, the Coventry II Joint Ventures acquired three assets. The Company remains generally responsible for day-to-day operations of the properties and receives its share of ongoing fees for property management, certain leasing, construction management and construction oversight, in addition to a promoted interest.

	DDR’s		Acquisition
	Effective	Square Feet	Purchase Price
Location	Interest	(thousands)	(millions)
Tri-County Mall; Cincinnati, Ohio (1)	18.0%	1,336	$185.4
Fairplain Plaza; Benton Harbor, Michigan (2)	20.0%	223	26.9
Watters Creek at Montgomery Farm; Allen, Texas	10.0%	Under Development	10.9

(1)	Approximately 160,000 sq. ft. under redevelopment

(2)	Approximately 100,000 sq. ft. under redevelopment

Service Merchandise Joint Venture
     In June 2006, the Company exercised the purchase and sale rights under the KLA/SM Joint Venture agreement, resulting in it agreeing to purchase its partners’ approximate 75% interest in the remaining 52 assets owned by the KLA/SM Joint Venture. The Company expects to completed this acquisition in August 2006 at a gross purchase price of approximately $138 million relating to our partners’ approximate ownership 75% ownership interest, based on a total valuation of approximately $185 million for all remaining assets, including outstanding indebtedness.
     The Company expects to consolidate the assets and liabilities of KLA/SM Joint Venture in the third quarter of 2006 upon closing. The Company anticipates funding the acquisition through a combination of debt assumed, repayment of amounts due to DDR (approximately $90.5 million) and the use of revolving credit facilities. The Company executed an agreement and expects that the KLA/SM assets will be sold to the Company’s Coventry II Joint Venture at which time these assets will be accounted for through the equity method of accounting.
Acquisitions
     In April 2006, the Company acquired its partner’s 50% ownership interest in Deer Valley Towne Center located in Phoenix, Arizona for approximately $15.6 million in addition to assuming the partner’s proportionate share of the $17.3 million of existing mortgage debt (or $8.65 million). The total shopping center, excluding the mortgage debt, was valued at approximately $48.2 million.
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
     Following the date of acquisition for the three assets discussed above, these previously unconsolidated joint ventures have been consolidated into the Company’s consolidated financial statements.
Dispositions
     In May 2006, one of the Company’s RVIP joint ventures, in which the Company has an effective 25.5% ownership, sold four shopping centers in Kansas City, Kansas and Kansas City, Missouri aggregating 0.4 million square feet for approximately $20.0 million. The joint venture recognized a loss of approximately $1.8 million, of which the Company’s proportionate share was approximately $0.5 million in the second quarter of 2006.
Development (Wholly-Owned and Consolidated Joint Ventures)
     As of June 30, 2006, the Company has substantially completed the construction of the Freehold, New Jersey shopping center, which has an aggregate cost of $25.4 million.
     The Company currently has nine shopping center projects under construction. These projects are located in Miami, Florida; Nampa, Idaho; McHenry, Illinois; Chesterfield, Michigan; Seabrook, New Hampshire; Horseheads, New York; Apex, North Carolina (Beaver Creek Crossings – Phase I, which is being developed through a joint venture with First Carolina Properties); Pittsburgh, Pennsylvania and San Antonio, Texas, (which is being developed through a joint venture with David

Berndt Interests). These projects are scheduled for completion during 2006 through 2007 at a projected aggregate cost of approximately $517 million and will create an additional 4.7 million square feet of gross leasable retail space. At June 30, 2006, approximately $257.2 million of costs had been incurred in relation to these development projects.
     The Company anticipates commencing construction in 2006 on two additional shopping centers located in Homestead, Florida and McKinney, Texas. These projects have an estimated aggregate cost of $59.3 million and will create an additional 0.5 million square feet of gross leasable retail space.
     The wholly-owned and consolidated development estimated funding schedule as of June 30, 2006, is as follows (in millions):

Funded as of June 30, 2006	$326.1
Projected net funding during 2006	95.7
Projected net funding thereafter	179.9

Total	$601.7

     In addition to the above developments, the Company has identified several additional development sites in its shadow development pipeline, for future development at a projected aggregate estimated cost of over $700 million. While there are no assurances that any of these potential projects will be developed, it does provide a solid inventory of future development projects over the next several years.
Development (Joint Ventures)
     Four of the Company’s joint ventures currently have shopping center projects under construction. These projects have an aggregate projected cost of approximately $210.5 million. These projects are located in Merriam, Kansas; Apex, North Carolina (Beaver Creek Crossings – Phase II, adjacent to a wholly-owned development project); Allen, Texas and San Antonio, Texas. The projects located in Merriam, Kansas; Allen, Texas and San Antonio, Texas are being developed through the Coventry II program. The majority of the project located in San Antonio, Texas was substantially completed during 2005. The remaining three projects are scheduled for completion during 2007 and 2008. At June 30, 2006, approximately $72.4 million of costs had been incurred in relation to these development projects.
     The joint venture development estimated funding schedule as of June 30, 2006 is as follows (in millions):

			Proceeds
	DDR’s	JV Partners’	from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total
Funded as of June 30, 2006	$17.9	$7.0	$47.5	$72.4
Projected net funding during 2006	6.1	19.2	0.1	25.4
Projected net funding thereafter	0.7	3.0	109.0	112.7

Total	$24.7	$29.2	$156.6	$210.5

Expansions
     During the six-month period ended June 30, 2006, the Company completed three expansions and redevelopment projects located in Ocala, Florida; Rome, New York and Mooresville, North Carolina at an aggregate cost of $15.9 million. The Company is currently expanding/redeveloping nine shopping centers located in Gadsden, Alabama; Lakeland, Florida; Stockbridge, Georgia; Ottumwa, Iowa; Gaylord, Michigan; Olean, New York; Bayamon, Puerto Rico; Ft. Union, Utah and Brookfield, Wisconsin at a projected aggregate cost of approximately $57.2 million. The Company anticipates commencing construction on five additional expansion and redevelopment projects at shopping centers located in Birmingham, Alabama; Crystal River, Florida; Hamilton, New Jersey; Amherst, New York and Stow, Ohio.
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
     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $7.5 million at June 30, 2006. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans.
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $108.4 million at June 30, 2006, for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owed to DDR. It is expected that approximately $90.5 million of this amount will be applied towards the acquisition of the assets from the KLA/SM Joint Venture in the third quarter of 2006. The Company guaranteed base rental income from one to three years at certain centers held through the Service Merchandise joint venture, aggregating $2.8 million at June 30, 2006. The Company has not recorded a liability for the guarantee, as the subtenants of the KLA/SM affiliates are paying rent when due. The Company has recourse against the other parties in the partnership in the event of default.
     The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third-party lending institution(s) providing construction financing.
     The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $2.3 billion and $2.1 billion at June 30, 2006 and 2005, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners, although certain mortgages may have recourse to its partners in certain limited situations such as misuse of funds and material misrepresentations. In connection with certain of the Company’s joint ventures, the Company agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $20.5 million at June 30, 2006. The Company and its joint venture partner provided a $33.0 million payment and performance guaranty on behalf of the Mervyns Joint Venture to the joint venture’s lender in certain events, such as the bankruptcy of Mervyns. The Company’s maximum obligation is equal to its effective 50% ownership percentage, or $16.5 million.
Financing Activities
     In June 2006, the Company amended and restated its senior unsecured credit facility to expand the facility from $1.0 billion to $1.2 billion and added an accordion feature to increase the facility, at the Company’s option, up to $1.4 billion. The Company also reduced interest rate pricing to LIBOR plus 60 basis points, based on the Company’s current corporate credit ratings and extended the maturity to June 2010.
     The Company also amended its $60 million unsecured credit facility with National City Bank to reflect terms, pricing and maturity consistent with those contributions the $1.2 billion senior unsecured credit facility, described above.
     In March and June 2006, the Company’s $400 million secured term loan that Key Bank Capital Markets serves as administrative agent was amended to add an accordion feature to increase the loan, at the Company’s option, up to $500 million and make similar covenant modifications. This facility is a beneficial vehicle as it is secured by the equity interest in assets already encumbered by low-leverage first mortgage debt at a favorable interest rate. This structure provides low cost capital and eliminates the need to mortgage additional assets, thereby enabling the Company to maintain a greater unencumbered asset pool.
Capitalization
     At June 30, 2006, the Company’s capitalization consisted of $4.1 billion of debt, $705 million of preferred shares and $5.8 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at June 30, 2006, of $52.18), resulting in a debt to total market capitalization ratio of 0.39 to 1.0. At June 30, 2006, the Company’s total debt consisted of $3.3 billion of fixed rate debt and $0.8 billion of variable rate debt, including $60 million of fixed rate debt that was effectively swapped to a variable rate and $200 million of variable rate debt that was effectively swapped to a fixed rate. At June 30, 2005, the Company’s total debt consisted of $2.6 billion of fixed rate debt and $1.2 billion of variable rate debt, including $60 million of fixed rate debt which was effectively swapped to a variable rate.
     It is management’s strategy to have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings, debt financings or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investors Service and Standard and Poor’s. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.
     As of June 30, 2006, the Company had $1.1 billion available under its $1.3 billion revolving credit facilities and cash of $43.1 million. As of June 30, 2006, the Company also had 210 unencumbered operating properties generating $165.8 million, or 49.7%, of the total revenue of the Company for the six-months ended June 30, 2006 thereby providing a potential collateral base for future borrowings, subject to consideration of the financial covenants on unsecured borrowings.
Contractual Obligations and Other Commitments
     Debt maturities in 2006 consist primarily of mortgage obligations that are expected to be repaid from operating cash flow and/or revolving credit facilities.
     At June 30, 2006, the Company had letters of credit outstanding of approximately $20.3 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations accrued on the Company’s accounts.
     In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $57.4 million with general contractors for its wholly-owned properties at June 30, 2006. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.
     The Company entered into master lease agreements during 2003 through 2006 with the transfer of properties to certain joint ventures, which are recorded as a liability and reduction of its gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At June 30, 2006, the Company’s material master lease obligations, included in accounts payable and other expenses, were incurred with the properties transferred to the following joint ventures (in millions):

MDT Joint Venture	$3.5
MDT Preferred Joint Venture	4.1
DDR Markaz II	1.6

$9.2

     The Company enters into cancelable contracts for the maintenance of its properties. At June 30, 2006, the Company had purchase order obligations payable, typically payable within one year, aggregating approximately $7.9 million related to the maintenance of its properties and general and administrative expenses.
     The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through June 30, 2006, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements.”
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
     The retail shopping sector has been affected by the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers, in some cases, forced them to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. Notwithstanding any store closures, the Company does not expect to have any significant losses associated with these tenants. Overall, the Company’s portfolio remains stable. While negative news relating to troubled retail tenants tends to attract attention, the vacancies created by unsuccessful tenants may also create opportunities to increase rent.
     Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection, the Company believes that several of its major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s, TJ Maxx, Bed Bath & Beyond and Best Buy, are financially secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same-store sales growth in this economic environment. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since 1993. Also, average base rental rates have increased from $5.48 to $11.64 per square foot since the Company’s public offering in 1993.
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
     The Company adopted SFAS 123(R) as required on January 1, 2006 using the modified prospective method. The Company’s condensed consolidated financial statements as of and for the six-months ended June 30, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Share-based compensation expense recognized in the Company’s consolidated financial statements for the six-months ended June 30, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
Accounting Changes and Error Corrections — SFAS 154
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinions No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for the Company in the first quarter of 2006. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.
Accounting for Uncertainty in Income Taxes — FIN 48
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition, disclosure and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. Although the Company is assessing the impact of FIN 48, it does not expect the adoption to have a material impact on the Company’s results of operations, cash flows and financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding joint venture debt, is summarized as follows:

	June 30, 2006				June 30, 2005
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Percentage		Average	Average	Percentage
	Amount	Maturity	Interest	of	Amount	Maturity	Interest	of
	(Millions)	(years)	Rate	Total	(Millions)	(years)	Rate	Total
Fixed Rate Debt (1)	$3,273.3	5.5	5.8%	80.3%	$2,562.5	6.9	5.9%	68.3%
Variable Rate Debt (1)	$803.0	1.9	6.0%	19.7%	$1,190.7	2.5	4.4%	31.7%

(1)	Adjusted to reflect the $200 million of variable rate debt, which was swapped to a fixed rate at June 30, 2006 and $60 million of fixed rate debt, which was swapped to a variable rate at June 30, 2006 and 2005.
     The Company’s unconsolidated joint ventures’ fixed rate indebtedness, including $220 million and $75 million of variable rate debt, which was swapped to a weighted average fixed rate of approximately 5.3% and 5.4%, at June 30, 2006 and 2005, respectively, is summarized as follows:

	June 30, 2006				June 30, 2005
	Joint	Company’s	Weighted	Weighted	Joint	Company’s	Weighted	Weighted
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(years)	Rate	(Millions)	(Millions)	(years)	Rate
Fixed Rate Debt	$1,711.9	$377.1	5.0	5.1%	$1,443.2	$324.5	4.7	5.2%
Variable Rate Debt	$595.2	$119.9	1.6	6.7%	$653.7	$133.4	2.0	4.8%
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
     The interest rate risk on the Company’s $200 million consolidated floating rate debt at June 30, 2006 and on $220 million and $75 million of joint venture floating rate debt at June 30, 2006 and 2005, respectively (of which $31.9 million and $16.7 million, respectively, is the Company’s proportionate share) has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.
     At June 30, 2006 and December 31, 2005, the Company had a variable rate interest swap that carried a notional amount of $60 million, a fair value which represented a liability of $0.1 million and an asset of $0.3 million at June 30, 2006 and December 31, 2005, respectively, and converted fixed rate debt to a variable rate of 7.1% and 6.3%, respectively.
     In January 2006, one of the Company’s joint ventures terminated an interest rate swap aggregating $55 million after the underlying hedged instrument was repaid. The Company recorded a termination fee of approximately $0.4 million through equity in net income of joint venture.
     The fair value of the Company’s fixed rate debt adjusted to: (i) include the $200 million that was swapped to a variable rate at June 30, 2006; (ii) exclude the $60 million which was swapped to a variable rate at June 30, 2006 and 2005; (iii) include the Company’s proportionate share of the joint venture fixed rate debt; and (iv) include the Company’s proportionate share of $31.9 million and $16.7 million that was swapped to a fixed rate at June 30, 2006 and 2005, respectively, and an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows:

	June 30, 2006			June 30, 2005
			100 Basis Point			100 Basis Point
	Carrying	Fair	Decrease in	Carrying	Fair	Decrease in
	Value	Value	Market Interest	Value	Value	Market Interest
	(Millions)	(Millions)	Rates	(Millions)	(Millions)	Rates
Company’s fixed rate debt	$3,273.3	$3,222.3 (1)	$3,353.2 (2)	$2,562.5	$2,667.2	$2,794.9
Company’s proportionate share of joint venture fixed rate debt	$377.1	$367.4 (3)	$381.6 (4)	$324.5	$333.4 (3)	$344.4

(1)	Includes the fair value of interest rate swaps, which was an asset of $2.8 million at June 30, 2006.

(2)	Includes the fair value of interest rate swaps, which was a liability of $4.2 million at June 30, 2006.

(3)	Includes the fair value of interest rate swaps, which was an asset of $0.4 million and $0.2 million at June 30, 2006 and 2005, respectively.

(4)	Includes the fair value of interest rate swaps, which was an asset of $1.1 million at June 30, 2006.
     The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations arising from the hypothetical estimate as discussed above.
     Further, a 100 basis point increase in short-term market interest rates at June 30, 2006 and 2005, would result in an increase in interest expense of approximately $4.0 million and $6.0 million, respectively, for the Company and for the respective six-month period, and $0.6 million and $0.7 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective periods. The estimated increase in interest expense for the six-month periods does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.
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

	June 30,
	2006	2005
Total Notes Receivable	$133.8	$202.1
% Fixed Rate Loans	90.5%	61.0%
Fair Value of Fixed Rate Loans	$121.6	$126.6
Impact on Fair Value of 100 Basis point Decrease in Market Interest rates	$122.5	$128.1
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

Item 4. Controls and Procedures
     Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the three-month period ended June 30, 2006, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company does not currently have in effect a plan to repurchase its common shares in the open market and did not repurchase any shares during the quarter ended June 30, 2006.
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	(a) Total number	(b) Average	Announced	Yet Be Purchased
	of shares	Price Paid per	Plans or	Under the Plans or
	purchased	Share	Programs	Programs
April 1 – 30, 2006	—	—	—	—

May 1 – 31, 2006	—	—	—	—

June 1 – 30, 2006	—	—	—	—

Total	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 9, 2006, the Company held its annual meeting of shareholders. The matters presented to shareholders for vote and the vote on such matters were as follows:
1.	To elect ten directors, each to serve until the next annual meeting of shareholders and until a successor has been duly elected and qualified;

	For	Authority Withheld
Dean S. Adler	98,225,806	4,250,097
Terrance R. Ahern	102,302,311	173,592
Mohsen Anvari	102,295,128	180,775
Robert H. Gidel	102,301,456	174,447
Victor B. MacFarlane	102,299,016	176,887
Craig Macnab	101,916,726	559,177
Scott D. Roulston	102,302,555	173,348
Barry A. Sholem	102,300,329	175,574
William B. Summers, Jr.	102,299,794	176,109
Scott A. Wolstein	102,177,338	298,565
2.	To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the Company’s fiscal year ending December 31, 2006;

For	Against	Abstain
102,306,345	102,575	66,983
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1]

[1]	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

August 9, 2006	/s/ Scott A. Wolstein
(Date)	Scott A. Wolstein, Chief Executive Officer and
Chairman of the Board

August 9, 2006	/s/ William H. Schafer
(Date)	William H. Schafer, Executive Vice President and
Chief Financial Office (Principal Financial
Officer and Principal Accounting Officer)