Form 10-Q
period 2006-09-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2006-11-09
CIK 894315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of November 1, 2006, the registrant had 108,897,597 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS — Unaudited

Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005.

Condensed Consolidated Statements of Operations for the Three-Month Periods ended September 30, 2006 and 2005.

Condensed Consolidated Statements of Operations for the Nine-Month Periods ended September 30, 2006 and 2005.

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods ended September 30, 2006 and 2005.

Notes to Condensed Consolidated Financial Statements.
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-10.9
EX-10.10
EX-10.11
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-31.1
EX-31.2
EX-32.1
EX-32.2

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Real estate rental property:
Land	$1,769,490	$1,721,321
Buildings	4,987,320	4,806,373
Fixtures and tenant improvements	191,065	152,958
Construction in progress	447,260	348,685

	7,395,135	7,029,337
Less: Accumulated depreciation	(822,074)	(692,823)

Real estate, net	6,573,061	6,336,514
Cash and cash equivalents	48,431	30,655
Investments in and advances to joint ventures	133,643	275,136
Notes receivable	24,250	24,996
Deferred charges, net	25,353	21,157
Real estate held for sale	19,126	—
Other assets	193,644	174,519

	$7,017,508	$6,862,977

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Fixed rate notes	$2,217,501	$1,966,268
Variable rate term debt	—	200,000
Revolving credit facilities	125,000	150,000

	2,342,501	2,316,268

Secured indebtedness:
Variable rate term debt	400,000	220,000
Mortgage and other secured indebtedness	1,335,783	1,354,733

	1,735,783	1,574,733

Total indebtedness	4,078,284	3,891,001

Accounts payable and accrued expenses	151,067	111,186
Dividends payable	71,211	65,799
Other liabilities	86,299	93,261

	4,386,861	4,161,247

Minority equity interest	105,432	99,181
Operating partnership minority interests	18,021	32,268

	4,510,314	4,292,696
Commitments and contingencies
Shareholders’ equity:
Class F – 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	150,000	150,000
Class G – 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	180,000	180,000
Class H – 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	205,000	205,000
Class I – 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 340,000 shares authorized; 340,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	170,000	170,000
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 109,739,262 and 108,947,748 shares issued at September 30, 2006 and December 31, 2005, respectively	10,974	10,895
Paid-in-capital	1,961,053	1,945,245
Accumulated distributions in excess of net income	(143,510)	(99,756)
Deferred obligation	12,386	11,616
Accumulated other comprehensive income	6,204	10,425
Less: Unearned compensation – restricted stock	—	(13,144)
Common shares in treasury at costs: 845,025 shares at September 30, 2006	(44,913)	—

	2,507,194	2,570,281

	$7,017,508	$6,862,977

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2006	2005
Revenues from operations:
Minimum rents	$143,769	$125,628
Percentage and overage rents	1,775	1,335
Recoveries from tenants	45,821	39,183
Ancillary income	3,365	2,793
Other property related income	1,470	1,334
Management and other fee income	7,517	4,701
Development fee income	849	745
Other	1,040	3,771

	205,606	179,490

Rental operation expenses:
Operating and maintenance	28,181	22,758
Real estate taxes	25,101	21,560
General and administrative	14,974	14,146
Depreciation and amortization	48,835	39,646

	117,091	98,110

Other income (expense):
Interest income	1,602	2,959
Interest expense	(55,386)	(46,697)
Other expense	(203)	(660)

	(53,987)	(44,398)

Income before equity in net income of joint ventures, minority interests, tax benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	34,528	36,982
Equity in net income of joint ventures	12,868	11,418

Income before minority interests, tax benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	47,396	48,400
Minority interests:
Minority equity interests	(1,749)	(1,876)
Operating partnership minority interests	(534)	(729)

	(2,283)	(2,605)
Tax benefit of taxable REIT subsidiaries and franchise taxes	315	10

Income from continuing operations	45,428	45,805
Discontinued operations:
Income from discontinued operations	253	963
Gain on disposition of real estate, net of tax	3,169	10,978

Income from discontinued operations	3,422	11,941

Income before gain on disposition of real estate	48,850	57,746
Gain on disposition of real estate	13,962	2,531

Net income	$62,812	$60,277

Net income applicable to common shareholders	$49,020	$46,485

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.42	$0.32
Income from discontinued operations	0.03	0.11

Net income applicable to common shareholders	$0.45	$0.43

Diluted earnings per share data:
Income continuing operations applicable to common shareholders	$0.42	$0.32
Income from discontinued operations	0.03	0.11

Net income applicable to common shareholders	$0.45	$0.43

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2006	2005
Revenues from operations:
Minimum rents	$424,153	$371,959
Percentage and overage rents	5,779	4,823
Recoveries from tenants	131,586	114,306
Ancillary income	9,552	6,585
Other property related income	5,387	3,993
Management and other fee income	19,199	13,976
Development fee income	2,121	1,913
Other	8,565	8,126

	606,342	525,681

Rental operation expenses:
Operating and maintenance	82,481	69,783
Real estate taxes	70,959	61,910
General and administrative	45,805	40,188
Depreciation and amortization	143,309	116,412

	342,554	288,293

Other income (expense):
Interest income	7,586	6,392
Interest expense	(164,812)	(130,947)
Other income (expense)	464	(2,526)

	(156,762)	(127,081)

Income before equity in net income of joint ventures, minority interests, tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	107,026	110,307
Equity in net income of joint ventures	22,956	25,984

Income before minority interests, tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	129,982	136,291
Minority interests:
Minority equity interests	(4,903)	(3,017)
Operating partnership minority interests	(1,601)	(2,187)

	(6,504)	(5,204)
Tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	2,646	(555)

Income from continuing operations	126,124	130,532
Discontinued operations:
Income from discontinued operations	858	3,208
Gain on disposition of real estate, net of tax	3,169	13,977

Income from discontinued operations	4,027	17,185

Income before gain on disposition of real estate	130,151	147,717
Gain on disposition of real estate, net of tax	61,124	86,065

Net income	$191,275	$233,782

Net income applicable to common shareholders	$149,898	$192,405

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.33	$1.62
Income from discontinued operations	0.04	0.16

Net income applicable to common shareholders	$1.37	$1.78

Diluted earnings per share data:
Income continuing operations applicable to common shareholders	$1.33	$1.60
Income from discontinued operations	0.04	0.16

Net income applicable to common shareholders	$1.37	$1.76

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands)
(Unaudited)

	2006	2005
Net cash flow provided by operating activities	$285,398	$275,319

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(350,234)	(800,424)
Proceeds from sale and refinancing of joint venture interests	22,086	83,334
Equity contributions to joint ventures, net	(31,861)	(21,251)
Repayment of notes receivable	746	578
Advances to joint ventures	340	(86,763)
Proceeds from disposition of real estate	318,794	537,913

Net cash flow used for investing activities	(40,129)	(286,613)

Cash flow from financing activities:
(Repayments) Proceeds from revolving credit facilities, net	(230,000)	380,000
Proceeds of term loans	185,000	70,000
Proceeds from construction loans and mortgages	3,347	80,954
Proceeds from issuance of medium term notes, net of underwriting commissions and $742 of offering expense in 2005	—	395,654
Proceeds from issuance of convertible senior notes, net of underwriting commissions and offering expenses of $550 in 2006	244,450	—
Purchased option arrangement on common shares	(10,337)	—
Principal payments on rental property debt	(143,495)	(713,864)
Payment of deferred finance costs	(3,767)	(6,668)
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	7,051	10,220
Distributions to operating partnership minority interests	(1,813)	(2,172)
Repurchase of common shares	(48,313)	—
Dividends paid	(229,616)	(213,821)

Net cash flow (used for) provided by financing activities	(227,493)	303

Increase (decrease) in cash and cash equivalents	17,776	(10,991)
Cash and cash equivalents, beginning of period	30,655	49,871

Cash and cash equivalents, end of period	$48,431	$38,880

     Supplemental disclosure of non-cash investing and financing activities:
     For the nine-months ended September 30, 2006, in connection with the adoption of EITF 04-05, as of January 1, 2006, the Company consolidated real estate assets of $41.4 million and a mortgage payable of $17.1 million. In conjunction with the acquisition of its partners’ interests in four shopping centers, the Company acquired real estate assets of $212.6 million and assumed debt of $104.1 million. For the nine-months ended September 30, 2006, in conjunction with the acquisition of its partners’ interests in 52 assets, the Company acquired real estate assets of $156.3 million, other assets of $25.9 million and assumed debt of $28.8 million. For the nine-months ended September 30, 2006, minority interests with a book value of approximately $14.2 million were converted into approximately 0.4 million common shares of the Company, resulting in an increase of approximately $8.2 million to real estate assets. At September 30, 2006, dividends payable were $71.2 million. Other liabilities include approximately $1.4 million, which represents the fair value of the Company’s interest rate swap. The foregoing transactions did not provide for or require the use of cash for the nine-month period ended September 30, 2006.
     For the nine-months ended September 30, 2005, in conjunction with the acquisition of 15 assets, the Company assumed mortgage debt at a fair value of approximately $673.2 million and other liabilities of approximately $4.4 million. At September 30, 2005, dividends payable were $65.8 million. Included in other assets and debt is approximately $0.6 million, which represents the fair value of the Company’s reverse interest rate swaps at September 30, 2005. In January 2005, in accordance with a performance unit plan, the Company issued 200,000 restricted shares to the Chairman and Chief Executive Officer, of which 30,000 shares vested as of the date of issuance. The remaining 170,000 shares will vest in 2006 through 2009. The foregoing transactions did not provide for or require the use of cash for the nine-month period ended September 30, 2005.
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
     Unaudited Interim Financial Statements
     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the periods presented. The results of the operations for the three and nine-months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.
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
New Accounting Standards
Accounting Changes and Error Corrections — SFAS 154
     In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinions No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for the Company in the first quarter of 2006. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements – SAB 108
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” in order to address the observed diversity in quantification practices with respect to annual financial statements. This bulletin should be applied for the annual financial statements for the first fiscal year ending after November 15, 2006. The Company does not expect the application of this bulletin to have a material impact on the Company’s results of operations, cash flows and financial position.
Fair Value Measurements — SFAS 157
     In September 2006, the FASB issued SFAS 157, that establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement addresses the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The key changes to current practice are: (1) the definition of fair value which focuses on an exit price rather than entry price; (2) the methods used to measure fair value such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing; and (3) the expanded disclosures about fair value measurements.
     This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of this Statement on its financial statements.
Comprehensive Income
     Comprehensive income (in thousands) for the three-month periods ended September 30, 2006 and 2005 was $57,145 and $69,991, respectively. Comprehensive income (in thousands) for the nine-month periods ended September 30, 2006 and 2005 was $187,054 and $244,334, respectively (Note 8).
2. EQUITY INVESTMENTS IN JOINT VENTURES
     At September 30, 2006 and December 31, 2005, the Company had ownership interests in various unconsolidated joint ventures, which owned 108 and 112 shopping center properties,

respectively, and 51 and 55 shopping center sites, respectively, formerly owned by Service Merchandise Company, Inc.
     Combined condensed financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	September 30,	December 31,
	2006	2005
Combined Balance Sheets:
Land	$1,031,065	$894,477
Buildings	2,619,275	2,480,025
Fixtures and tenant improvements	44,866	58,060
Construction in progress	46,389	37,550

	3,741,595	3,470,112
Less: Accumulated depreciation	(214,561)	(195,708)

Real estate, net	3,527,034	3,274,404
Receivables, net	73,703	76,744
Leasehold interests	16,880	23,297
Other assets	120,193	109,490

	$3,737,810	$3,483,935

Mortgage debt	$2,526,608	$2,173,401
Amounts payable to DDR	8,370	108,020
Other liabilities	90,182	78,406

	2,625,160	2,359,827
Accumulated equity	1,112,650	1,124,108

	$3,737,810	$3,483,935

Company’s share of accumulated equity (1)	$158,363	$178,908

(1)	The difference between the Company’s share of accumulated equity and the advances to and investments in joint ventures recorded on the Company’s condensed consolidated balance sheets primarily result from the basis differentials, as described below, deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the joint venture investments.

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Combined Statements of Operations:
Revenues from operations	$105,308	$105,773	$309,947	$310,076

Expenses:
Rental operation	35,536	36,567	102,417	107,917
Depreciation and amortization	19,752	21,557	59,669	61,833
Interest	36,384	28,607	95,123	84,098

Total expense	91,672	86,731	257,209	253,848

Income before gain on sale of real estate and discontinued operations	13,636	19,042	52,738	56,228
Gain on sale of real estate	193	38	237	797

Income from continuing operations	13,829	19,080	52,975	57,025
Discontinued operations:
Income (loss) from discontinued operations	116	(222)	943	57
Gain on sale of real estate	21,460	26,773	19,910	35,495

Net income	$35,405	$45,631	$73,828	$92,577

Company’s share of equity in net income of joint ventures (2)	$12,583	$14,086	$22,360	$28,083

     Advances to and investments in joint ventures include the following items, which represent the difference between the Company’s investment and its proportionate share of the joint ventures underlying net assets (in millions):

	September 30, 2006	December 31, 2005
Company’s proportionate share of accumulated equity	$158.4	$178.9
Basis differentials	26.9	46.3
Deferred development fees, net of portion relating to the Company’s interest	(2.7)	(3.0)
Basis differential upon transfer of assets	(76.5)	(74.9)
Notes receivable from investments	19.1	19.8
Amounts payable to DDR	8.4	108.0

Advances to and investments in joint ventures	$133.6	$275.1

(2)	For the three-month periods ended September 30, 2006 and 2005, the difference between the $12.6 million and $14.1 million, respectively, of the Company’s share of equity in net income of joint ventures reflected above and the $12.9 million and $11.4 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is primarily attributable to amortization associated with basis differentials and differences in gain on sale of certain assets due to the basis differentials. The Company’s share of joint venture net income has been adjusted by approximately $0.2 million and $2.6 million, respectively, for the three-month periods ended September 30, 2006 and 2005, respectively, to reflect basis differentials associated with amortization and adjustments to gain on sales. For the nine-month periods ended September 30, 2006 and 2005, the difference between the $22.4 million and $28.1 million, respectively, of the Company’s share of equity in net income of joint ventures reflected above and the $23.0 million and $26.0 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is attributable to depreciation associated with basis differentials and differences in gain on sale of certain assets due to the basis differentials. The Company’s share of joint venture net income has been adjusted by approximately $0.5 million and $2.1 million, respectively, for the nine-month periods ended September 30, 2006 and 2005, respectively, to reflect basis differentials associated with amortization and adjustments to gain on sales. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their share of the historical cost of the net assets of the joint venture. Basis differentials also occur when the Company contributes assets to joint ventures.
     The Company’s proportionate share of service fees earned through the management, acquisition and financing, leasing and development activities performed related to the Company’s joint ventures are as follows (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Management and other fees	$6.7	$4.1	$16.8	$12.3
Development fees and leasing commissions	1.3	1.3	4.1	3.3
Interest income	0.7	2.1	5.0	4.5
Acquisition and financing fees	0.1	0.1	0.6	2.4
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

     Under the terms of the new MDT Preferred Joint Venture, MDT receives a 9% preferred return on its preferred equity investment of approximately $12.2 million and then receives a 10% return on its common equity investment of approximately $20.8 million before DDR receives a 10% return on an agreed upon common equity investment of $3.5 million, which has not been recognized in the condensed consolidated balance sheet due to the terms of its subordination. DDR is then entitled to a 20% promoted interest in any cash flow achieved above a 10% leveraged internal rate of return on all common equity. The Company recognizes its proportionate share of equity in earnings of the MDT Preferred Joint Venture at an amount equal to increases in its common equity investment based upon an assumed liquidation including consideration of cash received, of the joint venture at its depreciated book value as of the end of each reporting period. The Company has not recorded any equity in earnings from the MDT Preferred Joint Venture as of September 30, 2006.
     The Company has been engaged to perform all day-to-day operations of the properties and earns and/or may be entitled to receive ongoing fees for property management, leasing and construction management, in addition to a promoted interest, along with other periodic fees such as financing fees.
MDT Joint Venture
     In July 2006, the Company sold two additional expansion areas in McDonough, Georgia and Coon Rapids, Minnesota to the MDT Joint Venture for approximately $10.1 million. These expansion areas are adjacent to shopping centers currently owned by the MDT Joint Venture. The Company recognized an aggregate merchant build gain of $3.1 million, and deferred gains of approximately $0.5 million relating to the Company’s effective 14.5% ownership interest in the venture.
     In March 2006, the Company sold newly developed expansion areas located in Birmingham, Alabama and Monaca, Pennsylvania, aggregating 0.1 million square feet, to the MDT Joint Venture for approximately $14.6 million. The Company recognized an aggregate gain of $5.5 million and deferred gains of approximately $1.0 million relating to the Company’s effective 14.5% ownership interest in the venture. These expansion areas are adjacent to shopping centers owned by the MDT Joint Venture.
Mervyns Joint Venture
     In September 2005, the Company formed the Mervyns Joint Venture, a consolidated joint venture with MDT, which acquired the underlying real estate of certain operating Mervyns stores. The Mervyns Joint Venture is effectively owned 50% by the Company and 50% by MDT. The Mervyns Joint Venture purchased one additional site in 2006 for approximately $11.0 million.
Coventry II Joint Ventures
     As further discussed below, the Coventry II Joint Venture acquired 51 assets formerly occupied by Service Merchandise from the Company in September 2006.
     In September 2006, the Coventry II Joint Venture acquired an 88 acre site located in Bloomfield Hills, Michigan at a cost of approximately $68.4 million. The Company anticipates commencing construction of a 600,000 square foot lifestyle center.
     In May 2006, the Coventry II Joint Venture acquired three assets located in Cincinnati, Ohio; Benton Harbor, Michigan and Allen, Texas at an aggregate cost of approximately $225 million.

     The Company is generally responsible for day-to-day operations of the properties and receives its share of ongoing fees for property management, certain leasing, construction management, and construction oversight, in addition to a promoted interest in the properties acquired.
Service Merchandise Joint Venture
     In August 2006, the Company purchased its then partners’ approximate 75% interest in the remaining 52 assets formerly occupied by Service Merchandise owned by the KLA/SM Joint Venture at a gross purchase price of approximately $138 million relating to the partners’ approximate 75% ownership interest, based on a total valuation of approximately $185 million for all remaining assets, including outstanding indebtedness.
     In September 2006, the Company sold 51 of the assets formerly occupied by Service Merchandise to the Coventry II Joint Venture at a gross purchase price of approximately $185 million and assumed debt of approximately $29 million. The Company has a 20% interest in the joint venture. The Company recorded a gain of approximately $6.4 million.
Other Joint Ventures
     In September 2006, one of the Company’s Retail Value Investment Program (“RVIP”) joint ventures, in which the Company has an effective 25.5% ownership interest, sold a 41,000 square foot shopping center in Everett, Washington for approximately $8.1 million. The joint venture recorded an aggregate gain of $3.7 million of which approximately $1.2 million represents the Company’s share of the gain.
     In August 2006, the joint venture shopping center in Kildeer, Illinois, of which the Company owned a 10% interest, was sold for approximately $47.3 million. The joint venture recorded a gain of approximately $17.7 million. The Company recorded a gain of approximately $7.3 million which includes promoted income from the sale of the asset of approximately $5.5 million.
     In August 2006, the Company acquired its partner’s 20% ownership interest in a development in Apex, North Carolina for approximately $3.5 million.
     In May 2006, one of the Company’s RVIP joint ventures, in which the Company has an effective 25.5% ownership, sold four shopping centers in Kansas City, Kansas and Kansas City, Missouri aggregating 0.4 million square feet for approximately $20.0 million. The joint venture recognized a loss of approximately $1.8 million, of which the Company’s proportionate share was approximately $0.5 million.
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
     Following the date of acquisition these previously unconsolidated joint ventures have been consolidated into the Company’s consolidated financial statements.
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
     The following supplemental pro forma operating data is presented for the nine-month period ended September 30, 2005 as if the acquisition of properties from CPG was completed on January 1, 2005. Pro forma operating data is not presented for the three and nine-month periods ended September 30, 2006, and the three-month period ended September 30, 2005 as the Company’s acquisitions for these periods are not considered material. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations of the Company would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. In addition, the following supplemental pro forma operating data does not present the sale of assets through September 30, 2006. The Company accounted for the acquisition of assets utilizing the purchase method of accounting.

Nine-Month
Period Ended
September 30,
2005
(in thousands,
except per share amounts)
Pro forma revenues	$533,626

Pro forma income from continuing operations	$132,083

Pro forma income from discontinued operations	$17,185

Pro forma net income applicable to common shareholders	$193,956

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.63
Income from discontinued operations	0.16

Net income applicable to common shareholders	$1.79

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$1.60
Income from discontinued operations	0.16

Net income applicable to common shareholders	$1.76

4. OTHER ASSETS
Other assets consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Intangible assets:
In-place leases (including lease origination costs), net	$2,035	$2,568
Tenant relations, net	13,592	14,538

Total intangible assets (1)	15,627	17,106
Other assets:
Accounts receivable, net (2)	115,035	112,464
Cash flow and fair value hedges	—	292
Prepaids, deposits and other assets	62,982	44,657

Total other assets	$193,644	$174,519

(1)	The Company recorded amortization expense of $1.3 million and $1.2 million for the three-months ended September 30, 2006 and 2005, respectively, and $4.3 million and $3.8 million for the nine-months ended September 30, 2006 and 2005, respectively, related to these intangible assets. The amortization period of the in-place leases and tenant relations is approximately two to 31 years and 10 years, respectively.

(2)	Includes net, straight-line rent receivables of $51.0 million and $38.5 million at September 30, 2006 and December 31, 2005, respectively.

5. REVOLVING CREDIT FACILITIES
     The Company maintains its primary unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The facility was amended in June 2006. As a result of the amendment, the facility was increased from $1.0 billion to $1.2 billion, provided for an accordion feature of a future expansion to $1.4 billion, extended the maturity date to June 2010, with a one-year extension option and amended the pricing. The facility includes a competitive bid option for up to 50% of the facility. The Company’s borrowings under this facility bear interest at variable rates at the Company’s election, based on the prime rate, as defined in the facility, or LIBOR, plus a specified spread (0.60% at September 30, 2006). The specified spread over LIBOR varies depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at September 30, 2006. The facility also provides for a facility fee of 0.15% on the entire facility. At September 30, 2006, total borrowings under this facility aggregated $120.0 million with a weighted average interest rate of 5.3%.
     The Company also maintains a $60 million unsecured revolving credit facility with National City Bank. This facility was amended in June 2006 to extend the maturity date to June 2010 and to reflect terms consistent with those contained in the Unsecured Credit Facility. Borrowings under the facility bear interest at variable rates based on the prime rate, as defined in the facility, or LIBOR plus a specified spread (0.60% at September 30, 2006). The specified spread over LIBOR is dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at September 30, 2006. At September 30, 2006, total borrowings under this facility aggregated $5.0 million with a weighted average interest rate of 6.0%.
6. TERM LOANS
     In July 2006, the Company repaid its $200.0 million variable rate term loan with funds drawn on the Unsecured Credit Facility. This facility was terminated upon repayment.
     The Company also maintains its primary secured term loan agreement with a syndicate of financial institutions, for which KeyBank Capital Markets serves as the administrative agent. This term loan was amended in March and June 2006. The facility was amended to add an accordion feature to increase the loan, at the Company’s option, up to $500 million and covenant modifications. At September 30, 2006, total borrowings under this facility aggregated $400.0 million with a weighted average interest rate of 6.1%.
7. FIXED RATE NOTES
     In August 2006, the Company issued $250 million of Senior Convertible Notes due 2011 (the “Senior Convertible Notes”). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on February 15 and August 15 of each year, beginning on February 15, 2007. The Senior Convertible Notes are unsecured unsubordinated obligations and rank equally with all other unsecured and unsubordinated indebtedness. The Senior Convertible Notes have an initial conversion price of $65.11 per share. The Senior Convertible Notes may only be converted prior to maturity: (i) during any calendar quarter beginning after September 30, 2006 if the closing price of the

Company’s common stock reaches 125% of the conversion price for 20 trading days during a specified period, or (ii) if specified distributions to holders of the Company’s common stock are made or specified corporate transactions occur, or (iii) if the trading price of the Senior Convertible Notes was less than 98% of the product of the closing sale price of our common shares multiplied by the applicable conversion rate; or (iv) during the last month prior to maturity of the applicable notes. Upon conversion, a holder would receive: (i) cash equal to the lesser of the principal amount of the note or the conversion value and (ii) to the extent the conversion value exceeds the principal amount of the note, shares of the Company’s common stock. In addition, upon a change in control, as defined, the holders may require the Company to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any, plus a number of additional make-whole shares of the Company’s common stock, as set forth in the applicable indenture. The indentures under which the Senior Convertible Notes were issued contain customary covenants. A total of $48.3 million of the net proceeds from Senior Convertible Notes were used to repurchase common stock.
     Concurrent with the issuance of the Senior Convertible Notes, the Company purchased an option on its common stock in a private transaction. This option allow the Company to receive shares of the Company’s common stock, up to a maximum of approximately 480,000 shares, from counterparties equal to the amounts of common stock and/or cash related to the excess conversion value that it would pay to the holders of the Senior Convertible Notes upon conversion. The option will terminate upon the earlier of the maturity dates of the related Senior Convertible Notes or the first day all of the related Senior Convertible Notes are no longer outstanding due to conversion or otherwise. The option, which cost $10.3 million, was recorded as a reduction of shareholders’ equity.
8. DERIVATIVE FINANCIAL INSTRUMENTS
Cash Flow Hedges
     In September 2006, the Company entered into two interest rate swaps each with a notional amount of $100 million for a three-year and four-year terms. These swaps were executed to hedge a portion of our interest rate risk associated with variable rate borrowing. The four-year swap was effective at September 30, 2006 and converts certain floating rate debt into a fixed rate of approximately 5.3%. In March 2006, the Company entered into an interest rate swap with a notional amount of $200 million for a four-year term, effectively converting certain floating rate debt into a fixed rate of approximately 6.0% through June 2010. As of September 30, 2006, the aggregate fair value of the Company’s interest rate swaps was a liability of $1.4 million, which is included in other liabilities in the condensed consolidated balance sheets. For the nine-month period ended September 30, 2006, the amount of hedge ineffectiveness was not material.
     All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect as an increase to earnings $0.4 million of the amount recorded in accumulated other comprehensive income. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contracts at the reporting date and is determined using interest rate market pricing models.
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
10. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS
     The following table summarizes the changes in shareholders’ equity since December 31, 2005 (in thousands):

		Common
		Shares		Accumulated		Accumulated	Unearned
		($.10		Distributions		Other	Compensation -	Treasury
	Preferred	Stated	Paid-in	In Excess of	Deferred	Comprehensive	Restricted	Stock
	Shares	Value)	Capital	Net Income	Obligation	Income	Stock	at Cost	Total
Balance December 31, 2005	$705,000	$10,895	$1,945,245	$(99,756)	$11,616	$10,425	$(13,144)	$—	$2,570,281
Issuance of common shares related to exercise of stock options, dividend reinvestment plan and director compensation		28	586					5,136	5,750
Repurchase of common shares								(48,313)	(48,313)
Redemption of operating partnership units in exchange for common shares		45	22,371						22,416
Issuance of restricted stock		6	653					(151)	508
Vesting of restricted stock			1,628		770			(1,585)	813
Change in fair value of interest rate swaps						(3,130)			(3,130)
Amortization of interest rate contracts						(1,091)			(1,091)
Purchased option arrangement on common shares			(10,337)						(10,337)
Adoption of FAS 123(R)			(1,558)				13,144		11,586
Stock based compensation			2,465						2,465
Net income				191,275					191,275
Dividends declared common shares				(193,652)					(193,652)
Dividends declared preferred shares	—	—	—	(41,377)	—	—	—	—	(41,377)

Balance September 30, 2006	$705,000	$10,974	$1,961,053	$(143,510)	$12,386	$6,204	$—	$(44,913)	$2,507,194

     Common share dividends declared, per share, were $0.59 and $0.54 for the three-month periods ended September 30, 2006 and 2005, respectively, and were $1.77 and $1.62 for the nine-month periods ended September 30, 2006 and 2005, respectively.

     In August 2006, the Company’s Board of Directors authorized the Company to repurchase 909,000 common shares of the Company at a cost of $53.15 per share in connection with the convertible debt financing (Note 7).
     In 2006, the vesting of restricted stock grants to certain officers and directors of the Company, approximating 23,000 shares of common stock of the Company, was deferred through the Company’s non-qualified deferred compensation plans and, accordingly, the Company recorded $0.8 million in deferred obligations.
     In February 2006, the Company issued approximately 0.4 million common shares in exchange for operating partnership units (“OP Units”) issued in conjunction with the assets acquired from Benderson Development Company. The conversion of OP Units into the Company’s common shares was recorded in the Company’s condensed consolidated financial statements as a purchase of minority interest.
11. OTHER INCOME
     Other income for the three and nine-month periods ended September 30, 2006 and 2005 was comprised of the following (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Lease termination fees	$0.9	$3.6	$7.7	$5.1
Financing fees	—	—	0.4	2.3
Other miscellaneous	0.1	0.2	0.5	0.7

	$1.0	$3.8	$8.6	$8.1

12. DISCONTINUED OPERATIONS
     Included in discontinued operations for the three and nine-month periods ended September 30, 2006 and 2005, is one property sold in 2006, aggregating 0.2 million square feet, three properties classified as held for sale at September 30, 2006, aggregating 0.5 million square feet, and ten shopping centers and 25 business centers sold in 2005, aggregating 3.8 million square feet. The balance sheet relating to the assets held for sale and the operating results relating to assets sold and held for sale are as follows (in thousands):

September 30, 2006
Land	$5,806
Building	19,851
Other real estate assets	449

26,106
Less accumulated depreciation	(7,060)

19,046
Other assets	80

Total assets held for sale	$19,126

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenues	$900	$7,927	$2,812	$24,194

Expenses:
Operating	236	3,453	703	9,509
Impairment Charge	—	—	—	642
Interest	192	1,416	595	4,361
Depreciation	219	2,092	656	6,410
Minority interests	—	3	—	64

Total expense	647	6,964	1,954	20,986

Income before gain on disposition of real estate	253	963	858	3,208
Gain on disposition of real estate	3,169	10,978	3,169	13,977

Net income	$3,422	$11,941	$4,027	$17,185

     In 2006, the Company sold six shopping center properties and four newly developed expansion areas to the MDT Preferred Joint Venture and the MDT Joint Venture, respectively, that are not reflected in discontinued operations due to the Company’s continuing involvement. In addition, the Company’s sale of the Service Merchandise portfolio to the Coventry II Joint Venture is not reflected in discontinued operations due to the Company’s continuing involvement.
13. RELATED PARTY TRANSACTIONS
     As discussed in Note 2, in August 2006, the Company purchased its partners’ approximate 75% interest in the Service Merchandise Joint Venture which was managed by Lubert-Adler Real Estate Funds, which is owned in part by a Director of the Company.
     In September 2005, the Company entered into the Mervyns Joint Venture, which acquired the underlying real estate of 36 operating Mervyns stores (Note 2). In 2006, the Mervyns Joint Venture purchased an additional site for approximately $11.0 million. Additionally, the Company purchased an additional site for approximately $12.4 million in 2006. The assets were acquired from several funds, one of which was managed by Lubert-Adler Real Estate Funds, which is owned in part by a Director of the Company.
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
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements on the grant date using an option pricing model. The value of the portion of the restricted stock and performance awards issued prior to the adoption of SFAS 123(R) that is ultimately expected to vest is recognized as expense on a straight-line attribution basis over the requisite service periods in the Company’s condensed consolidated financial statements. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates.
     The Company adopted SFAS 123(R) as required on January 1, 2006, using the modified prospective method. The Company’s condensed consolidated financial statements as of and for the three and nine-months ended September 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Share-based compensation expense recognized in the Company’s condensed consolidated financial statements for the three and nine-months ended September 30, 2006, includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
     On January 1, 2006, the Company adopted SFAS 123(R), the effect of which changed the balance sheet and resulted in decreasing other liabilities by $11.6 million, eliminating unearned compensation- restricted stock (included in shareholder’s equity) of $13.1 million, resulting in an increase to shareholder’s equity of $11.6 million. These balance sheet changes relate to deferred compensation under the performance unit plans and unvested restricted stock awards. Under SFAS 123(R), deferred compensation is no longer recorded at the time unvested shares are issued. Share-based compensation is now recorded over the requisite service period on a straight-line attribution basis with an offsetting credit to equity (generally paid-in-capital).
     The compensation cost recognized under SFAS 123(R) was approximately $2.7 million and $7.0 million for the three and nine-months ended September 30, 2006, respectively. There were no significant capitalized stock-based compensation costs at September 30, 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 148 “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of SFAS No. 123,” for the three and nine-months ended September 30, 2005 (in thousands, except per share amounts):

	Three-Month	Nine-Month
	Period Ended	Period Ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$60,277	$233,782
Add: Stock-based employee compensation included in reported net income	1,511	4,088
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards	(1,316)	(3,895)

	$60,472	$233,975

Earnings per share:
Basic — as reported	$0.43	$1.78

Basic — pro forma	$0.43	$1.78

Diluted — as reported	$0.43	$1.76

Diluted — pro forma	$0.43	$1.76

Stock Options
     The Company’s stock option and equity-based award plans provide for grants to employees of the Company of: Incentive and non-qualified stock options to purchase common shares of the Company, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the award plans, awards available for grant approximated 2.2 million shares at September 30, 2006. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within the maximum contractual term of 10 years thereof (or, with respect to incentive options granted to certain shareholders, within five years thereof). Options granted under the plans generally vest one year after the date of grant as to one-third of the optioned shares, with the remaining options vesting over the following two-year period.
     The following table reflects the stock option activity and summarizes the characteristics of the options outstanding at September 30, 2006, as described above (in thousands):

				Weighted
			Weighted	Average
			Average	Remaining	Aggregate
	Number of Options		Exercise	Contractual	Intrinsic
	Employees	Directors	Price	Term	Value
Balance December 31, 2005	1,903	62	$32.46
Granted	285	—	50.94
Exercised	(582)	(20)	29.39
Forfeited	(41)	—	42.85

Balance September 30, 2006	1,565	42	$36.60	7.5	$30,810

Exercisable at September 30, 2006	696	42	$28.54	6.4	$20,098

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
     The following table represents the factors that existed on the date of grant and weighted average fair values during the nine-month period ended September 30, 2006:

For the Nine-
Months Ended
September 30, 2006
Weighted average fair value of grants	$6.47
Risk-free interest rate (range)	4.4% - 5.1%
Dividend yield (range)	4.3% - 5.0%
Expected life (range)	3-4 years
Expected volatility (range)	19.8% - 20.3%

     The following table reflects the activity for unvested stock option awards for the nine-month period ended September 30, 2006 (in thousands):

		Weighted
		Average
		Grant Date
	Options	Fair Value
Unvested at December 31, 2005	1,268	$4.27
Granted	285	6.47
Vested	(643)	3.27
Forfeited	(41)	4.64

Unvested at September 30, 2006	869	$5.37

     As of September 30, 2006, there was $3.1 million of total unrecognized compensation cost related to unvested share-based compensation arrangements related to stock options granted under the plans. The cost is expected to be recognized over a weighted-average period of approximately 1.1 years.
  Exercises of Employee Stock Options
     The total intrinsic value of options exercised for the nine-months ended September 30, 2006 was approximately $14.3 million. The total cash received from employees as a result of employee stock option exercises for the nine-months ended September 30, 2006 was approximately $7.9 million. The Company settles employee stock options exercises primarily with newly issued common shares and, occasionally, with treasury shares.
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
      As of September 30, 2006, there was $0.2 million and $1.4 million of total unrecognized compensation cost related to the 2000 and 2002 Performance Units, respectively, granted and expected to be recognized over a 3.25 and 5.25 year term, respectively.
Outperformance Awards
     In December 2005 and August 2006, the Board of Directors approved a grant of outperformance long-term incentive plan agreements with certain executive officers. The outperformance agreements provide for awards of the Company’s common shares or an equivalent amount in cash, at the Company’s option to certain officers of the Company if stated performance metrics are achieved.

     With respect to the award plans granted to the Company’s Chief Executive Officer and Senior Executive Vice President (the “Senior Executive Officers”), the performance metrics are as follows; (a) a specified level of growth in the Company’s funds from operations (the “FFO Target”), (b) an increase in the market price of the Company’s common shares (the “Share Price Target”), (c) an increase in the market price of the Company’s common shares relative to the increase in the market prices of the relative common stock of companies included in a specified peer group (the “Comparative Share Price Target”, together with the Share Price Target, the “Share Price Metrics”), and (d) non-financial performance criteria established by the Compensation Committee of the Board of Directors of the Company (the “Discretionary Metrics”, and, together with the FFO Target and the Share Price Metrics, the “Senior Executive Officer Targets”). The beginning of the measurement period for the Senior Executive Officer Targets is January 1, 2005 because the prior performance award measurement period of the Chief Executive Officer ended December 31, 2004. The current measurement period ends the earlier of December 31, 2007 or the date of a change in control.
     If the FFO Target is achieved, the Company will issue to the Senior Executive Officers a number of common shares equal to (a) the dollar value assigned to the FFO Target set forth in such officer’s outperformance agreement, divided by (b) the greater of (i) the average closing price for the common shares over the twenty trading days ending on the applicable valuation date or (ii) the closing price per common share on the last trading date before the senior officer valuation date (as defined in the outperformance agreements), or the equivalent amount of cash, at the Company’s option, as soon as practicable following the applicable vesting date, March 1, 2008.
     If one or both of the Share Price Metrics are achieved, the Company will issue to the officer a number of shares set forth in the agreement, depending on whether one or both of the Share Price Metrics have been achieved, or the equivalent amount of cash, at the Company’s option, as soon as practicable following the applicable vesting date, March 1, 2008. The value of the number of common shares or equivalent amount paid in cash with respect to the Share Price Metrics that may be paid is capped at the amount specified in each Senior Executive Officer’s outperformance agreement.
     If in the discretion of the Compensation Committee, the Discretionary Metrics have been achieved, the Company will issue to the officer a number of common shares equal to (a) the dollar value assigned to the Discretionary Metrics set forth in such Senior Executive Officer’s outperformance agreement, divided by (b) the greater of (i) the average closing price for the common shares over the twenty trading days ending on the Valuation Date (as defined in the outperformance agreements) or (ii) the closing price per common share on the last trading date before the senior officer valuation date (as defined in the outperformance agreements), or the equivalent amount of cash, at the Company’s option, as soon as practicable following the applicable vesting date, March 1, 2008.
     With respect to nine additional executive officers (the “Officers”), the performance metrics are as follows: (a) the FFO Target, (b) a total return to the Company’s shareholders target (the “TRS Target”), and (c) a total return to the Company’s shareholders target relative to that of the total return to shareholders of companies included in a specified peer group (the “Comparative TRS Target”, together with the TRS Target, the “TRS Metrics” and, together with the FFO Target and the TRS Target, the “Officer Targets”). The measurement period for the Officer Targets is January 1, 2005 through the earlier of December 31, 2009 or the date of a change in control.
     If the FFO Target is achieved, the Company will issue to the Officer a number of common shares equal to (a) the dollar value assigned to the FFO Target set forth in such officer’s outperformance agreement, and (b) divided by the greater of (i) the average closing price for the common shares over the twenty trading days ending on the valuation date (as defined in the outperformance agreements) or (ii) the closing price per common share on the last trading date before the officer valuation date (as defined in the outperformance agreements), or the equivalent amount of cash, at the Company’s option, as soon as practicable following the applicable vesting date, March 1, 2010.
     If one or both of the TRS Metrics are achieved, the Company will issue to the Officer a number of shares set forth in the agreement, depending on whether one or both of the TRS Metrics have been achieved, or the equivalent amount of cash, at the Company’s option, as soon as practicable following the applicable vesting date. The value of the number of common shares or equivalent amount paid in cash with respect to the TRS Metrics that may be paid is capped at the amount specified in each Officer’s outperformance agreement.
     The fair value of each outperformance unit grant for the Share Price Metrics was estimated on the date of grant using a monte carlo approach model using the following assumptions:

Range
Risk-free interest rate	4.4%-5.0%
Dividend yield	4.4%-4.5%
Expected life	3-5 years
Expected volatility	19%-21%
      As of September 30, 2006, there was $1.4 million and $1.2 million of total unrecognized compensation cost related to the Senior Executive Officers and the Officers outperformance plans, respectively, granted and expected to be recognized over a 1.4 and 3.4 year term, respectively.
  Restricted Stock Awards
     For the nine-month period ended September 30, 2006, the Board of Directors approved a grant of 64,940 restricted shares of common stock to several executives of the Company which vest in equal annual amounts over a five-year period. Restricted stock awards have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. This grant has a weighted average fair value at the date of grant of $50.81 per share, which was equal to the market value of the Company’s stock at the date of grant.
     The following table reflects the activity for unvested restricted stock awards for the nine-month period ended September 30, 2006 (in thousands):

		Weighted
		Average
		Grant Date
	Awards	Fair Value
Unvested at December 31, 2005	191	$33.46
Granted	65	50.81
Vested	(94)	32.37

Unvested at September 30, 2006	162	$41.04

     As of September 30, 2006, there was $6.6 million of total unrecognized compensation cost related to unvested restricted stock award arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of approximately 1.3 years.
15. EARNINGS PER SHARE
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

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	(in thousands, except per share amounts)
	2006	2005	2006	2005
Income from continuing operations	$45,428	$45,805	$126,124	$130,532
Add: Gain on disposition of real estate	13,962	2,531	61,124	86,065
Less: Preferred stock dividends	(13,792)	(13,792)	(41,377)	(41,377)

Basic – Income from continuing operations applicable to common shareholders	45,598	34,544	145,871	175,220
Add: Operating partnership minority interests	—	—	—	2,187

Diluted – Income from continuing operations applicable to common shareholders	$45,598	$34,544	$145,871	$177,407

Number of Shares:
Basic – average shares outstanding	109,120	108,431	109,124	108,239
Effect of dilutive securities:
Stock options	488	698	535	710
Operating partnership minority interests	—	—	—	1,350
Restricted stock	62	82	55	154

Diluted – average shares outstanding	109,670	109,211	109,714	110,453

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.42	$0.32	$1.33	$1.62
Income from discontinued operations	0.03	0.11	0.04	0.16

Net income applicable to common shareholders	$0.45	$0.43	$1.37	$1.78

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.42	$0.32	$1.33	$1.60
Income from discontinued operations	0.03	0.11	0.04	0.16

Net income applicable to common shareholders	$0.45	$0.43	$1.37	$1.76

     The exchange into common stock of the minority interest associated with OP Units was not included in the computation of diluted EPS for the three-months ended September 30, 2005 and 2006 and the nine-months ended September 30, 2006 because the effect of assuming conversion was anti-dilutive.
     The Senior Convertible Notes, issued in August 2006, which are convertible into common shares of the Company at a price of $65.11, were not included in the computation of diluted EPS for the three and nine-months ended September 30, 2006 as the Company’s stock price did not exceed the strike price of the conversion feature in the Senior Convertible Notes
16. SEGMENT INFORMATION
     The Company had two reportable business segments, shopping centers and business centers, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company sold the majority of its business center assets in September 2005. Each shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under SFAS 131.
     At September 30, 2006, the shopping center segment consisted of 460 shopping centers (including 159 owned through joint ventures and 39 of which are consolidated by the Company), in 44 states, plus Puerto Rico. At September 30, 2006, the Company owned seven business centers in five states.

     The table below presents information about the Company’s reportable segments for the three and nine-month periods ended September 30, 2006 and 2005.

	Three-Months ended September 30, 2006
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$1,144	$204,462		$205,606
Operating expenses	(587)	(52,695)		(53,282)

Net operating income	557	151,767		152,324
Unallocated expenses (1)			$(117,481)	(117,481)
Equity in net income of joint ventures		12,868		12,868
Minority interests			(2,283)	(2,283)

Income from continuing operations				$45,428

	Three-Months ended September 30, 2005
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$2,166	$177,324		$179,490
Operating expenses	(364)	(43,954)		(44,318)

Net operating income	1,802	133,370		135,172
Unallocated expenses (1)			$(98,180)	(98,180)
Equity in net income of joint ventures		11,418		11,418
Minority interests			(2,605)	(2,605)

Income from continuing operations				$45,805

	Nine-Months ended September 30, 2006
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$3,255	$603,087		$606,342
Operating expenses	(1,525)	(151,914)		(153,439)

Net operating income	1,730	$451,173		452,903
Unallocated expenses (1)			$(343,231)	(343,231)
Equity in net income of joint ventures		22,956		22,956
Minority interests			(6,504)	(6,504)

Income from continuing operations				$126,124

Total real estate assets	$88,844	$7,332,397		$7,421,241

	Nine-Months ended September 30, 2005
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$6,067	$519,614		$525,681
Operating expenses	(1,252)	(130,441)		(131,693)

Net operating income	4,815	389,173		393,988
Unallocated expenses (1)			$(284,236)	(284,236)
Equity in net income of joint ventures		25,984		25,984
Minority interests			(5,204)	(5,204)

Income from continuing operations				$130,532

Total real estate assets	$83,950	$6,839,949		$6,923,899

(1)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax benefit/expense, other income/expense and depreciation and amortization as listed in the condensed consolidated statements of operations.
17. SUBSEQUENT EVENTS
     In October 2006, DDR and Inland Retail Real Estate Trust, Inc. (“IRRETI”) announced that they entered into a definitive merger agreement. Under the terms of the agreement, DDR will acquire all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share in cash. DDR, at its option, may elect to issue up to $4.00 per share of the total merger consideration in the form of DDR common stock to be based upon the ten day average closing price of DDR’s shares determined two trading days prior to the IRRETI stockholders’ meeting to approve the transaction. The election to issue DDR common stock may be made up to 15 calendar days prior to the IRRETI stockholders’ meeting and may be revoked by DDR at any time if the revocation would not delay the stockholders’ meeting for more than ten business days.
     The transaction has a total enterprise value of approximately $6.2 billion. This amount includes approximately $2.3 billion of existing debt, a significant portion of which is expected to be prepaid at closing. IRRETI’s real estate portfolio aggregates 307 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, comprising approximately 43.6 million square feet of total GLA.
     In November 2006, the Company announced the formation of a joint venture with TIAA-CREF to purchase a portfolio of 67 community retail centers from the IRRETI portfolio of assets for approximately $3.0 billion of total asset value. An affiliate of TIAA expects to contribute 85% of the equity in the joint venture, and an affiliate of DDR expects to contribute 15% of the equity in the joint venture. In addition to its earnings from the joint venture, DDR will be entitled to certain fees for asset management, leasing, property management, development/tenant coordination and acquisitions. DDR will also earn a promoted interest equal to 20% of the cash flow of the joint venture after the partners have received an internal rate of return equal to 10% on their equity investment. The joint venture agreement is subject to certain closing conditions in accordance with the joint venture agreement.

     In October 2006, the Company announced the acquisition of a 50% joint venture interest in Sonae Sierra Brazil, a fully integrated retail real estate company based in Sao Paulo, Brazil. Sonae Sierra Brazil is a subsidiary of Sonae Sierra, an international owner, developer and manager of shopping centers based in Portugal. Sonae Sierra Brazil is the managing partner of a partnership that owns direct and indirect interests in nine retail assets aggregating 3.4 million square feet and a property management company in Sao Paulo, Brazil that oversees the leasing and management operations of the portfolio. Sonae Sierra Brazil owns approximately 93% of the joint venture and Enplanta Engenharia owns approximately 7%. The aggregate market value of Sonae Sierra Brazil is approximately $300 million (U.S.). The Company’s aggregate proportionate share investment is approximately $150 million (U.S.).
     In November 2006, the Company acquired its partner 50% ownership interest in a development project in San Antonio, TX for approximately $23.3 million.
     In connection with the joint venture with TIAA-CREF, the Company purchased two interest rate swaption agreements, which limit future interest rates on $500 million of forecasted five year borrowings and $750 million of forecasted ten year borrowings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements, the notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the condensed consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and could materially affect the Company’s actual results, performance or achievements.
     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects of changes in consumer buying practices, including sales over the Internet and the resulting retailing practices and space needs of its tenants on its properties;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular certain of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may not realize the intended benefits of an acquisition transaction. The assets may not perform as well as the Company anticipated or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid and limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	The Company’s financial condition may be affected by required payments of debt or related interest, the risk of default and the restrictions on its ability to incur additional debt or enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions, those borrowings may not be available on favorable terms;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that the Company’s partner or co-venturer might at any time have different interests or goals than does the Company and that the Company’s partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company may not realize anticipated returns from its real estate assets outside of the United States. The Company expects to continue to pursue international expansion opportunities that may subject us to different or greater risk from those associated with our domestic operations.

•	The Company holds an interest in a joint venture in Brazil and assets in Puerto Rico. The Company also expects to pursue additional expansion opportunities outside the United States. International development and ownership activities carry risks that are different from those the Company faces with the Company’s domestic properties and operations. These risks include:
•	Adverse effects of changes in exchange rates for foreign currencies;

•	Changes in foreign political environments, regionally, nationally, and locally;

•	Challenges of complying with a wide variety of foreign laws including corporate governance, operations, taxes and litigation;

•	Differing lending practices;

•	Differences in cultures;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Difficulties in managing international operations and

•	Obstacles to the repatriation of earnings and cash.
Although the Company’s international activities currently are a relatively small portion of the Company’s business to the extent that the Company expands the Company’s international activities, these risks could increase in significance and adversely affect the Company’s results of operations and financial condition;

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
Executive Summary
     Leasing activity in the operating and development portfolio continues to be strong, reflecting the underlying strength of the retail industry and the Company’s tenants. Occupancy gains, leasing spreads, and same store NOI growth also reflect the quality of the portfolio. These positive leasing results also reflect the ongoing strength of the retail industry. The Company believes that the demand for new store locations show no signs of weakening. In addition, the Company strengthened its balance sheet in the third quarter through strategic and innovative capital markets activity which included decreasing the amount of variable rate debt outstanding through the execution of $250 million of fixed rate notes and $300 million of interest rate swap arrangements. In addition, the Company formed a new joint venture which owns the assets formerly occupied by Service Merchandise and decreased its ownership percentage in the assets and received repayment of amounts due from the former joint venture of approximately $90 million.
     In October 2006, the Company completed its first international investment by acquiring a 50% ownership interest in Sonae Sierra Brazil, the second largest owner and manager or retail real estate in the country of Brazil. The joint venture represents a fully integrated operating company and is well positioned to execute further opportunities for development, acquisition and third party property management.
     The Company recently announced its pending merger with Inland Retail Real Estate Trust, Inc. (“IRRETI”). This transaction represents an acquisition of a quality portfolio in growth markets in the southeastern United States. The transaction represents strategic benefits unique to the Company’s core competencies and further strengthens key tenant relationships.
     The Company believes that there are embedded value-added opportunities in the IRRETI portfolio from increasing occupancy, increasing rents, growing ancillary income, and re-tenanting underperforming tenants. As part of this acquisition, the Company intends to examine the existing portfolio and consider selling non-strategic assets and/or provides opportunities to form additional joint ventures.
     The Company has a proven track record of integrating large, new portfolios, and then increasing value of the portfolio through asset management, not just on a property level in terms of leasing, management expertise, and accounting, but at the corporate finance level as well. The Company has demonstrated its ability to manage its balance sheet after several significant transactions. Theses significant transactions allow the Company to reevaluate its debt portfolio, draw on banking relationships and establish new financing vehicles that efficiently enable the Company to maintain a strong balance sheet. Additionally, the Company has used these significant transactions as an opportunity to access multiple capital sources with multiple joint ventures and enable the Company to deliver enhanced returns and promoted income along with additional fee income through these joint venture partnerships.

Results of Operations
  Revenues from Operations

	Three-Months Ended
	September 30,
	2006	2005	$ Change	% Change
		(in thousands)
Base and percentage rental revenues	$145,544	$126,963	$18,581	14.6%
Recoveries from tenants	45,821	39,183	6,638	16.9
Ancillary income	3,365	2,793	572	20.5
Other property related income	1,470	1,334	136	10.2
Management and other fee income	7,517	4,701	2,816	59.9
Development fee income	849	745	104	14.0
Other	1,040	3,771	(2,731)	(72.4)

Total revenues	$205,606	$179,490	$26,116	14.6%

	Nine-Months Ended
	September 30,
	2006	2005	$ Change	% Change
		(in thousands)
Base and percentage rental revenues	$429,932	$376,782	$53,150	14.1%
Recoveries from tenants	131,586	114,306	17,280	15.1
Ancillary income	9,552	6,585	2,967	45.1
Other property related income	5,387	3,993	1,394	34.9
Management and other fee income	19,199	13,976	5,223	37.4
Development fee income	2,121	1,913	208	10.9
Other	8,565	8,126	439	5.4

Total revenues	$606,342	$525,681	$80,661	15.3%

     Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2005, including the assets located in Puerto Rico for a comparable eight months of ownership, but excluding properties under development and those classified as discontinued operations) (“Core Portfolio Properties”) increased approximately $10.4 million, or 3.0%, for the nine-months ended September 30, 2006, as compared to the same period in 2005. The increase in base and percentage rental revenues is due to the following (in millions):

Increase
(decrease)
Core Portfolio Properties	$10.4
Acquisition of real estate assets	39.6
Development and redevelopment of 12 shopping center properties	2.5
Consolidation of a joint venture asset (EITF 04-05)	3.2
Transfer of 18 properties to unconsolidated joint ventures	(7.0)
Business center property under redevelopment	(1.4)
Service Merchandise assets	2.7
Straight-line rents	3.2

$53.2

     At September 30, 2006, the aggregate occupancy of the Company’s shopping center portfolio was 95.3%, as compared to 95.0% at September 30, 2005. The Company owned 460 shopping centers at September 30, 2006. The average annualized base rent per occupied square foot was $11.19 at September 30, 2006, as compared to $10.69 at September 30, 2005.
     At September 30, 2006, the aggregate occupancy of the Company’s wholly-owned shopping centers was 94.0%, as compared to 94.4% at September 30, 2005. The Company owned 261 wholly-

owned shopping centers at September 30, 2006. The average annualized base rent per leased square foot was $10.72 at September 30, 2006, as compared to $10.37 at September 30, 2005.
     At September 30, 2006, the aggregate occupancy of the Company’s joint venture shopping centers was 97.4% as compared to 96.2% at September 30, 2005. The Company’s joint ventures owned 159 shopping centers including 39 consolidated centers primarily owned through the Mervyns Joint Venture at September 30, 2006. The average annualized base rent per leased square foot was $11.98 at September 30, 2006, as compared to $12.00 at September 30, 2005. The slight decrease is due to a change in tenant composition at the joint venture properties as a result of asset acquisitions and dispositions.
     At September 30, 2006, the aggregate occupancy of the Company’s business centers was 41.6%, as compared to 42.5% at September 30, 2005. The business centers consist of seven assets in five states.
     Recoveries from tenants increased $17.3 million or 15.1% for the nine-month period ended September 30, 2006 as compared to the same period in 2005. This increase is primarily due to an increase in operating expenses and real estate taxes which aggregated $21.7 million primarily due to acquisitions and developments coming on line as discussed below. Recoveries were approximately 85.8% and 86.8% of operating expenses and real estate taxes for the nine-months ended September 30, 2006 and 2005, respectively.
     The increase in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)
Acquisition and development/redevelopment of shopping center properties in 2005 and 2006	$13.6
Transfer of properties to joint ventures in 2006 and 2005	(2.5)
Consolidation of a joint venture asset (EITF 04-05)	0.9
Service Merchandise assets	0.7
Net increase in operating expenses at the remaining shopping center and business center properties	4.6

$17.3

     Ancillary income increased primarily due to income earned from the acquisition of properties from the CPG and Benderson portfolios. The Company anticipates that this ancillary income will grow with additional opportunities in these portfolios. The Company’s ancillary income program continues to be an industry leader among “open-air” shopping centers. Continued growth is anticipated in the area of ancillary or non-traditional revenue, as additional revenue opportunities are pursued and as currently established revenue opportunities proliferate throughout the Company’s core, acquired and development portfolios. Ancillary revenue opportunities have in the past included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs, sponsorship programs and various other programs.
     The increase in management and other fee income, which aggregated $5.2 million, is primarily due to unconsolidated joint venture interests formed in 2005 and the continued growth of the MDT Joint Venture aggregating $0.8 million. This increase was offset by the sale of several of the Company’s joint venture properties, which contributed approximately $1.2 million in management fee income. The remaining increase of $5.6 million is due to an increase in other fee income. Management fee income is expected to continue to increase as the MDT Joint Venture and other joint ventures acquire additional properties and as unconsolidated joint venture assets under development become operational.

     Development fee income was primarily earned through the redevelopment of assets through the Coventry II Joint Venture. The Company expects to continue to pursue additional development joint ventures as opportunities present themselves.
     Other income is comprised of the following (in millions):

	Three-Months ended		Nine-months ended
	September 30,		September 30,
	2006	2005	2006	2005
Lease termination fees (1)	$0.9	$3.6	$7.7	$5.1
Financing fees (2)	—	—	0.4	2.3
Other miscellaneous	0.1	0.2	0.5	0.7

	$1.0	$3.8	$8.6	$8.1

(1)	For the nine-month period ended September 30, 2006, the Company executed lease terminations on four vacant Wal-Mart spaces in the Company’s wholly-owned portfolio.

(2)	Financing fees received in connection with the MDT Joint Venture, excluding the Company’s retained ownership of approximately 14.5%. The Company’s fees are earned in conjunction with the timing and amount of the transaction by the joint venture.
     Expenses from Operations

	Three-Months Ended
	September 30,
	2006	2005	$ Change	% Change
		(in thousands)
Operating and maintenance	$28,181	$22,758	$5,423	23.8%
Real estate taxes	25,101	21,560	3,541	16.4
General and administrative	14,974	14,146	828	5.9
Depreciation and amortization	48,835	39,646	9,189	23.2

	$117,091	$98,110	$18,981	19.3%

	Nine-Months Ended
	September 30,
	2006	2005	$ Change	% Change
		(in thousands)
Operating and maintenance	$82,481	$69,783	$12,698	18.2%
Real estate taxes	70,959	61,910	9,049	14.6
General and administrative	45,805	40,188	5,617	14.0
Depreciation and amortization	143,309	116,412	26,897	23.1

	$342,554	$288,293	$54,261	18.8%

     Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 0.8% and 1.0% of total revenues for the nine-months ended September 30, 2006 and 2005, respectively (See Economic Conditions).

     The increase in rental operation expenses, excluding general and administrative, is due to the following (in millions):

	Operating	Real
	and	Estate
	Maintenance	Taxes	Depreciation
Core Portfolio Properties	$3.9	$4.0	$4.5
Acquisition and development/redevelopment of shopping center properties	8.8	5.5	20.7
Consolidation of a joint venture asset (EITF 04-05)	0.4	0.6	0.7
Transfer of 18 properties to unconsolidated joint ventures	(1.3)	(1.5)	(1.7)
Business center properties	0.1	(0.1)	0.3
Service Merchandise assets	1.2	0.5	1.3
Provision for bad debt expense	(0.4)	—	—
Personal property	—	—	1.1

	$12.7	$9.0	$26.9

     In the third quarter of 2006, DDR formed two wholly-owned captive insurance companies. The Captives will insure the Company’s self-insured retentions for the first $100,000 of general liability insurance and the first $100,000 of property damage insurance on a per occurrence basis. The Company believes the wholly-owned captive insurance companies, licensed and regulated by the state of Vermont, are adequately funded to cover the per occurrence retentions for liability coverage and property damage subject to certain aggregate limits as defined in the respective policies. While the Company believes that the self-insurance reserves are adequate, the Company cannot assure that the self-insurance reserves will be adequate to cover the incurred losses.
     The increase in general and administrative expenses is primarily attributable to certain executive outperformance incentive compensation plans as noted below in the adoption of SFAS 123(R). Total general and administrative expenses were approximately 5.0% and 4.6%, respectively, of total revenues, including total revenues of joint ventures, for the nine-months ended September 30, 2006 and 2005, respectively.
     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space. In addition, the Company capitalized certain direct construction administration costs consisting of direct wages and benefits, travel expenses and office overhead costs of $6.8 million and $4.7 million for the nine-month periods ending September 30, 2006 and 2005, respectively.
     The Company adopted SFAS 123(R), “Share-Based Payment,” as required on January 1, 2006 using the modified prospective method. The Company’s condensed consolidated financial statements as of and for the three and nine-months ended September 30, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). The compensation cost recognized under SFAS 123(R) was approximately $2.7 million and $7.0 million for the three and nine-months ended September 30, 2006, respectively. There were no significant capitalized stock-based compensation costs at September 30, 2006. For the three and nine-months ended September 30, 2005, the Company recorded compensation expense related to its restricted stock plan and its performance unit awards of approximately $1.3 million and $3.9 million, respectively.
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
  Other Income and Expenses

	Three-Months Ended
	September 30,
	2006	2005	$ Change	% Change
		(in thousands)
Interest income	$1,602	$2,959	$(1,357)	(45.9)%
Interest expense	(55,386)	(46,697)	(8,689)	18.6
Other income (expense)	(203)	(660)	457	(69.2)

	$(53,987)	$(44,398)	$(9,589)	21.6%

	Nine-Months Ended
	September 30,
	2006	2005	$ Change	% Change
		(in thousands)
Interest income	$7,586	$6,392	$1,194	18.7%
Interest expense	(164,812)	(130,947)	(33,865)	25.9
Other income (expense)	464	(2,526)	2,990	(118.4)

	$(156,762)	$(127,081)	$(29,681)	23.4%

     Interest income for the nine-months ended September 30, 2006 increased primarily as a result of advances to the Service Merchandise joint venture beginning in July 2005. This advance was repaid as the Company acquired its partners’ interest in the KLA/SM Joint Venture in August 2006. The 51 KLA/SM Joint Venture assets were sold to a newly formed Coventry II Joint Venture and the Company did not advance funds to this partnership to fund the acquisition.
     Interest expense increased primarily due to the acquisition of assets and associated borrowings combined with other development assets becoming operational and the increase in short-term interest rates. The weighted average debt outstanding and related weighted average interest rate during the nine-month period ended September 30, 2006, was $4.1 billion and 5.9%, respectively, compared to $3.5 billion and 5.4%, respectively, for the same period in 2005. At September 30, 2006, the Company’s weighted average interest rate was 5.9% compared to 5.5% at September 30, 2005. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $5.5 million and $14.7 million for the three and nine-month periods ended September 30, 2006, respectively, as compared to $3.5 million and $8.4 million for the same period in 2005.
     Other income/expense is comprised of litigation settlements or costs and abandoned acquisition and development project costs.

Other

	Three-Months Ended
	September 30,
	2006	2005	$ Change	% Change
		(in thousands)
Equity in net income of joint ventures	$12,868	$11,418	$1,450	12.7%
Minority interests	(2,283)	(2,605)	322	(12.4)
Income tax benefit of taxable REIT subsidiaries and franchise taxes	315	10	305	3050.0

	Nine-Months Ended
	September 30,
	2006	2005	$ Change	% Change
		(in thousands)
Equity in net income of joint ventures	$22,956	$25,984	$(3,028)	(11.7)%
Minority interests	(6,504)	(5,204)	(1,300)	25.0
Income tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	2,646	(555)	3,201	(576.8)
     A summary of the decrease in equity in net income of joint ventures for the nine months ended September 30, 2006 is comprised of the following (in millions):

Increase
(Decrease)
Reduction in gains from sale transactions as compared to 2005	$(2.3)
Sale of joint venture interests to DDR	1.6
Adoption of EITF 04-05	(0.6)
Acquisition of assets by unconsolidated joint ventures	1.0
Debt refinancing and increased interest rates at various joint ventures	(2.7)

$(3.0)

     The decrease in equity in net income of joint ventures is due to several factors, including increased interest costs resulting from an increase in interest rates on variable rate borrowings and refinancings at higher debt proceeds levels at certain joint ventures. These decreases were partially offset by an increase in joint venture income from newly formed joint ventures in 2005, including assets acquired by the Company’s MDT Joint Venture. The Company’s unconsolidated joint ventures sold the following assets in the nine-month periods ended September 30, 2006 and 2005, which excludes the Company’s acquisitions during the nine-month period ended September 30, 2006 of its partners’ 50% interest in shopping centers in Salisbury, Maryland and Phoenix, Arizona, its partner’s 75% interest in a shopping center in Pasadena, California and its partner’s 80% interest in a development in Apex, North Carolina.
2006 Sales
Four 25.5% effectively owned shopping centers
One 20.75% effectively owned shopping center
One 10% owned shopping center
One site formerly occupied by Service Merchandise
2005 Sales
One 24.75% owned shopping center
One 20% owned shopping center
Two sites formerly occupied by Service Merchandise

Minority equity interest expense increased for the nine months ended September 30, 2006 primarily due to the following:

(Increase)
Decrease
Formation of the Mervyns Joint Venture consolidated investment in September 2005, which is owned approximately 50% by the Company	$(4.0)
Conversion of 0.4 million operating partnership units into common shares of the Company in 2006	0.7
Consolidation of a joint venture asset (EITF 04-05)	(0.5)
Net decrease in net income from consolidated joint venture investments	2.5

$(1.3)

     The 2006 income tax benefit is primarily attributable to the Company’s ability to deduct intercompany interest costs due to the increased gain on sales. The allowance of intercompany interest expense within the Company’s taxable REIT subsidiaries is subject to certain intercompany limitations based upon taxable income as required under Internal Revenue Code Section 163(j).
Discontinued Operations

	Three-Months Ended
	September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Income from operations	$253	$963	$(710)	(73.7)%
Gain on disposition of real estate, net	3,169	10,978	(7,809)	(71.1)

	Nine-Months Ended
	September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Income from operations	$858	$3,208	$(2,350)	(73.3)%
Gain on disposition of real estate, net	3,169	13,977	(10,808)	(77.3)
     Included in discontinued operations for the three and nine-month periods ended September 30, 2006 and 2005, is one property sold in 2006, aggregating 0.2 million square feet, three properties classified as held for sale at September 30, 2006, aggregating 0.5 million square feet, and ten shopping centers and 25 business centers sold in 2005, aggregating 3.8 million square feet.
Gain on Disposition of Assets

	Three-Months Ended
	September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Gain on disposition of assets	$13,962	$2,531	$11,431	451.6%

	Nine-Months Ended
	September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Gain on disposition of assets	$61,124	$86,065	$(24,941)	(29.0)%

     The Company recorded gains on disposition of real estate and real estate investments for the nine-months ended September 30, 2006 and 2005, as follows (in millions):

	Nine-Months
	Ended
	September 30,
	2006	2005
Transfer of assets to the Coventry II Service Merchandise Joint Venture (1)	$6.4	$—
Transfer of assets to the DPG Realty Holdings Joint Venture (2)	0.7	—
Transfer of assets to the MDT Joint Venture (3)	9.1	79.7
Transfer of assets to the MDT Preferred Joint Venture (4)	38.6	—
Land sales (5)	6.8	5.9
Previously deferred gains (6)	0.4	0.5
Other loss on sales	(0.9)	—

	$61.1	$86.1

(1)	For the nine-month period ended September 30, 2006, the Company transferred 51 retail sites previously occupied by Service Merchandise. This disposition is not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	For the nine-month period ended September 30, 2006, the Company transferred a newly developed expansion area adjacent to a shopping center owned by the joint venture. This disposition is not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(3)	For the nine-month period ended September 30, 2006, the Company transferred newly developed expansion areas adjacent to four shopping centers owned by the joint venture. For the nine-month period ended September 30, 2005, the Company transferred 12 assets. These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(4)	For the nine-month period ended September 30, 2006, the Company transferred six assets. These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(5)	These sales did not meet the discontinued operations disclosure requirement.

(6)	Primarily attributable to the recognition of additional gains associated with the leasing of units associated with master lease and other obligations on disposed properties.
  Net Income

	Three-Months Ended
	September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Net Income	$62,812	$60,277	$2,535	4.2%

	Nine-Months Ended
	September 30,
	2006	2005	$ Change	% Change
	(in thousands)
Net Income	$191,275	$233,782	$(42,507)	(18.2)%

     Net income decreased primarily due to a reduction in gain on sales of assets and increased interest costs offset by the acquisition of assets. A summary of the changes from 2005 is as follows (in millions):

	Three - Months	Nine -Months
	ended	ended
	September 30	September 30
Increase in net operating revenues total revenues in excess of operating and maintenance expenses and real estate taxes	$17.2	$58.9
Increase in general and administrative expenses	(0.8)	(5.6)
Increase in depreciation expense	(9.2)	(26.9)
(Decrease) increase in interest income	(1.4)	1.2
Increase in interest expense	(8.7)	(33.9)
Change in other income/expense	0.5	3.0
Increase (decrease) in equity in net income of joint ventures	1.5	(3.0)
Decrease (increase) in minority interest expense	0.3	(1.3)
Change in income tax benefit/expense	0.3	3.2
Decrease in income from discontinued operations	(0.8)	(2.4)
Decrease in gain on disposition of real estate of discontinued operations properties	(7.8)	(10.8)
Increase (decrease) in gain on disposition of real estate	11.4	(24.9)

Increase (decrease) in net income	$2.5	$(42.5)

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
     For the three-month period ended September 30, 2006, FFO available to common shareholders increased $9.9 million to $91.7 million, as compared to $81.8 million for the same period in 2005. For the nine-month period ended September 30, 2006, FFO available to common shareholders increased $14.3 million to $287.7 million as compared to $273.4 million for the same period in 2005.
     The Company’s calculation of FFO is as follows (in thousands):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net income applicable to common shareholders (1)	$49,020	$46,485	$149,898	$192,405
Depreciation and amortization of real estate investments	47,235	42,172	138,072	122,506
Equity in net income of joint ventures	(12,868)	(11,418)	(22,956)	(25,984)
Joint ventures’ FFO (2)	13,682	15,358	32,963	37,438
Minority equity interests (OP Units)	534	729	1,601	2,187
Gain on disposition of depreciable real estate, net (3)	(5,870)	(11,543)	(11,869)	(55,162)

FFO applicable to common shareholders	91,733	81,783	287,709	273,390
Preferred dividends	13,792	13,792	41,377	41,377

Total FFO	$105,525	$95,575	$329,086	$314,767

(1)	Includes straight line rental revenues of approximately $4.4 million and $3.2 million for the three-month periods ended September 30, 2006 and 2005, respectively, and $12.1 million and $9.0 million for the nine-month periods ended September 30, 2006 and 2005, respectively.

(2)	Joint ventures’ FFO is summarized as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Net income (a)	$35,405	$45,631	$73,828	$92,577
Gain on disposition of real estate, net (b)	(21,418)	(4,954)	(21,437)	(12,727)
Depreciation of real estate investments	19,795	22,554	60,510	65,478

	$33,782	$63,231	$112,901	$145,328

DDR ownership interest (c)	$13,682	$15,358	$32,963	$37,438

(a)	Revenue for the three-month periods ended September 30, 2006 and 2005 included approximately $1.4 million and $2.0 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.2 million and $0.4 million, respectively. Revenue for the nine-month periods ended September 30, 2006 and 2005 included approximately $3.9 million and $5.6 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.7 million and $1.0 million, respectively.

(b)	The gain on disposition of recently developed shopping centers is not reflected as an adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or are assets sold in conjunction with the formation of the joint venture that acquired the Service Merchandise properties.

(c)	The Company’s share of joint venture net income has been increased by $0.2 million and decreased by $2.6 million for the three-month periods ended September 30, 2006 and 2005, respectively. The Company’s share of joint venture net income has been increased by $0.5 million and decreased by $2.1 million for the nine-month periods ended September 30, 2006 and 2005, respectively. The above amounts are related to basis differences in depreciation and adjustments to gain on sales. At September 30, 2006 and 2005, the Company owned joint venture interests in 108 and 112 operating shopping center properties, respectively. In addition, at September 30, 2006, the Company owned 51 shopping center sites formerly owned by Service Merchandise through its 20% owned joint venture. At September 30, 2005, the Company owned 59 of these sites through its approximately 25% owned joint venture. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.

(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the condensed consolidated statement of operations includes residual land sales, which management considers a sale of non-depreciated real property, and the sale of newly developed shopping centers as the company considers these properties as part of the merchant building program. These sales are included in the Company’s FFO and therefore are not reflected as an adjustment in FFO. For the three-month periods ended September 30, 2006 and 2005, net gains resulting from residual land sales aggregated $4.5 million and $1.3 million, respectively. For the nine-month periods ended September 30, 2006 and 2005, net gains resulting from residual land sales aggregated $6.8 million and $5.9 million, respectively. For the three-month periods ended September 30, 2006 and 2005, merchant building gains aggregated $6.8 million and $0.6 million, respectively. For the nine-month periods ended September 30, 2006 and 2005, merchant building gains aggregated $45.6 million and $38.8 million, respectively. In 2005, these gains included a portion of the net gain recognized of approximately $6.6 million from the sale of a shopping center located in Plainville, Connecticut through the Company’s taxable REIT subsidiary, associated with its merchant building program. The remaining $14.3 million of the gain recognized on the sale of the shopping center located in Plainville, Connecticut was not included in the computation of FFO as the Company believes such amount was derived primarily from the acquisition of its partner’s approximately 75% interest in the shopping center following substantial completion of development. During 2005, the Company’s gain on sales of real estate was reduced by $1.9 million relating to debt prepayment costs incurred as a result of the sales transaction. This debt prepayment has been accounted for as a cost of sale and neither the gross gain on sale nor the related costs of the sale have been included in FFO.
Liquidity and Capital Resources
The Company’s cash flow activities are summarized as follows (in thousands):

	Nine-Month Periods
	Ended September 30,
	2006	2005
Cash flow from operating activities	$285,398	$275,319
Cash flow used for investing activities	(40,129)	(286,613)
Cash flow (used for) provided by financing activities	(227,493)	303
     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements. Although the Company is evaluating its financing alternatives with its expected acquisitions, Company anticipates that cash on hand, borrowings available under its existing revolving credit facilities, as well as other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset sales, will provide the necessary capital to achieve continued growth. The proceeds from the sale of assets classified as discontinued operations and other asset sales are utilized to acquire and develop assets. The Company intends that its acquisition and developments completed in 2006, new leasing, expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s operating cash flow. Changes in cash flow from investing activities in 2006 as compared to 2005 primarily due to a decrease in real estate acquired with cash and a decrease in proceeds from the disposition of real estate. Changes in cash flow from financing activities in 2006 as compared to 2005 primarily relate to a decrease in acquisition activity in 2006 as compared to 2005 and, accordingly, a decrease in the proceeds from revolving credit facilities, term debt, and the issuance of senior notes.

     In February 2006, the Company declared an increase in the 2006 quarterly dividend per common share to $0.59 from $0.54 in 2005. The Company anticipates that the increased dividend level will continue to result in a conservative payout ratio. The payout ratio is determined based on common and preferred dividends declared as compared to the Company’s FFO. The Company’s common share dividend payout ratio for the first nine-months of 2006 was approximately 67.9% of reported FFO, as compared to 65.2% for the same period in 2005. See “Off Balance Sheet Arrangements” and “Contractual Obligations and Other Commitments” sections for discussion of additional disclosure of capital resources.
Acquisitions, Developments and Expansions
     During the nine-month period ended September 30, 2006, the Company and its joint ventures invested $0.7 billion, net, to acquire, develop, expand, improve and re-tenant various properties, with the majority of this amount relating to the Company’s wholly-owned properties. The Company’s expansion, acquisition and development activity is summarized below.
Strategic Real Estate Transactions
Inland Retail Real Estate Trust
     In October 2006, the Company and Inland Retail Real Estate Trust, Inc. (“IRRETI”) announced that they entered into a definitive merger agreement. Under the terms of the agreement, DDR will acquire all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share in cash. DDR, at its option, may elect to issue up to $4.00 per share of the total merger consideration in the form of DDR common stock to be based upon the ten day average closing price of DDR’s shares determined two trading days prior to the IRRETI stockholders’ meeting to approve the transaction. The election to issue DDR common stock may be made up to 15 calendar days prior to the IRRETI stockholders’ meeting and may be revoked by DDR at any time if the revocation would not delay the stockholders’ meeting for more than ten business days.
     The transaction has a total enterprise value of approximately $6.2 billion. This amount includes approximately $2.3 billion of existing debt, a significant portion of which is expected to be prepaid at closing. IRRETI’s real estate portfolio aggregates 307 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, comprising approximately 43.6 million square feet of total GLA.
     In November 2006, the Company announced the formation of a joint venture with TIAA-CREF to purchase a portfolio of 67 community retail centers from the IRRETI portfolio of assets for approximately $3.0 billion of total asset value. An affiliate of TIAA expects to contribute 85% of the equity in the joint venture, and an affiliate of DDR expects to contribute 15% of the equity in the joint venture. In addition to its earnings from the joint venture, DDR will be entitled to certain fees for asset management, leasing, property management, development/tenant coordination and acquisitions. DDR will also earn a promoted interest equal to 20% of the cash flow of the joint venture after the partners have received an internal rate of return equal to 10% on their equity investment. The joint venture agreement is subject to certain closing conditions in accordance with the joint venture agreement.
     In addition to the portfolio of operating properties, DDR will acquire a development pipeline of five projects and numerous potential expansion and redevelopment projects. DDR plans to generate additional value by implementing its proactive leasing, development, redevelopment and property management systems. In addition, DDR intends, immediately upon closing, to incorporate the IRRETI assets into its ancillary income program, which DDR anticipates will result in additional value creation.
     The completion of the transaction, which is expected to occur in the first quarter of 2007, is subject to approval of the merger agreement by IRRETI shareholders and other customary closing conditions described in the merger agreement. The merger was unanimously approved by DDR’s Board of Directors. The merger was unanimously approved by IRRETI’s Board of Directors, with two related party directors recusing themselves.
Sonae Sierra Brazil
     In October 2006, the Company announced the acquisition of a 50% joint venture interest in Sonae Sierra Brazil, a fully integrated retail real estate company based in Sao Paulo, Brazil. Sonae Sierra Brazil is a subsidiary of Sonae Sierra, an international owner, developer and manager of shopping centers based in Portugal. Sonae Sierra Brazil is the managing partner of a partnership that owns direct and indirect interests in nine retail assets aggregating 3.4 million square feet and a property management company in Sao Paulo, Brazil that oversees the leasing and management operations of the portfolio. Sonae Sierra Brazil owns approximately 93% of the joint venture and Enplanta Engenharia owns approximately 7%. The aggregate market value of Sonae Sierra Brazil is approximately $300 million (U.S.). The Company’s aggregate proportionate share investment is approximately $150 million (U.S.).
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
     Under the terms of the new MDT Preferred Joint Venture, MDT receives a 9% preferred return on its preferred equity investment of approximately $12.2 million and then receives a 10% return on its common equity investment of approximately $20.8 million before DDR receives a 10% return on an agreed upon common equity investment of $3.5 million, which has not been recognized in the condensed consolidated balance sheet due to the terms of its subordination. DDR is then entitled to a 20% promoted interest in any cash flow achieved above a 10% leveraged internal rate of return on all common equity. The Company recognizes its proportionate share of equity in earnings of the MDT Preferred Joint Venture at an amount equal to increases in our common equity investment based upon an assumed liquidation including consideration of cash received of the joint venture at its depreciated book value as of the end of each reporting period. The Company has not recorded any equity in earnings from the MDT Preferred Joint Venture as of September 30, 2006.
     The Company has been engaged to perform all day-to-day operations of the properties and earns and/or may be entitled to receive ongoing fees for property management, leasing and construction management, in addition to a promoted interest, along with other periodic fees such as financing fees.
MDT Joint Venture
     In July 2006, the Company sold two additional expansion areas in McDonough, Georgia and Coon Rapids, Minnesota to the MDT Joint Venture for approximately $10.1 million. These expansion areas are adjacent to shopping centers currently owned by the MDT Joint Venture. The Company recognized an aggregate merchant build gain of $3.1 million, and deferred gains of approximately $0.5 million relating to the Company’s effective 14.5% ownership interest in the venture.
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
Mervyns Joint Venture
     In September 2005, the Company formed the Mervyns Joint Venture, a consolidated joint venture with MDT, which acquired the underlying real estate of certain operating Mervyns stores. The Mervyns Joint Venture is effectively owned 50% by the Company and 50% by MDT. The Mervyns Joint Venture purchased one additional site in 2006 for approximately $11.0 million.
Coventry II Joint Ventures
     As further discussed below, the Coventry II Joint Venture acquired 51 assets formerly occupied by Service Merchandise from the Company in September 2006. The Company remains generally responsible for day-to-day operations of the properties and receives its share of ongoing fees for property management, certain leasing, construction management and construction oversight, in addition to a promoted interest.
     As of September 30, 2006, the Coventry II Joint Ventures acquired the following assets, not including those purchased from the Company or its joint ventures:

	DDR’s		Coventry II Acquisition
	Effective	Square Feet	Purchase Price
Location	Interest	(thousands)	(millions)
Tri-County Mall; Cincinnati, Ohio (1)	18.0%	1,336	$185.4
Fairplain Plaza; Benton Harbor, Michigan (2)	20.0%	223	26.9
Watters Creek at Montgomery Farm; Allen, Texas	10.0%	Under Development	10.9
Bloomfield Hills, Michigan	20.0%	Under Development	68.4

(1)	Approximately 160,000 sq. ft. under redevelopment

(2)	Approximately 100,000 sq. ft. under redevelopment
Service Merchandise Joint Venture
     In August 2006, the Company purchased its then partners’ approximate 75% interest in the remaining 52 assets formerly occupied by Service merchandise owned by the KLA/SM Joint Venture at a gross purchase price of approximately $138 million relating to the partners’ approximate ownership 75% ownership interest, based on a total valuation of approximately $185 million for all remaining assets, including outstanding indebtedness.
     In September 2006, the Company sold 51 of the assets formerly occupied by Service merchandise to the Coventry II Joint Venture. The Company retained a 20% interest in the joint venture. The Company recorded a gain of approximately $6.4 million of which $3.6 million is included in FFO.
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
     Following the date of acquisition these previously unconsolidated joint ventures have been consolidated into the Company’s condensed consolidated financial statements.
Dispositions
     In September 2006, one of the Company’s Retail Value Investment Program (“RVIP”) joint ventures, in which the Company has an effective 25.5% ownership interest, sold a 41,000 square foot shopping center in Everett, Washington for approximately $8.1 million. The joint venture recorded an aggregate gain of $3.7 million of which approximately $1.2 million represents the Company’s share of the gain.
     In August 2006, the joint venture shopping center in Kildeer, Illinois, of which the Company owned a 10% interest, was sold for approximately $47.3 million. The joint venture recorded a gain of approximately $17.7 million. The Company recorded a gain of approximately $7.3 million which includes promoted income from the sale of the asset of approximately $5.5 million. The promoted income of $5.5 million realized in connection with the sale is included in FFO.
     In May 2006, one of the Company’s RVIP joint ventures, in which the Company has an effective 25.5% ownership, sold four shopping centers in Kansas City, Kansas and Kansas City, Missouri aggregating 0.4 million square feet for approximately $20.0 million. The joint venture recognized a loss of approximately $1.8 million, of which the Company’s proportionate share was approximately $0.5 million.
Development (Wholly-Owned and Consolidated Joint Ventures)
     As of September 30, 2006, the Company has substantially completed the construction of the Freehold, New Jersey and Pittsburgh, Pennsylvania shopping centers, at an aggregate cost of $46.2 million.
     The Company currently has eight shopping center projects under construction. These projects are located in Miami, Florida; Nampa, Idaho; McHenry, Illinois; Seabrook, New Hampshire; Horseheads, New York; two projects in Apex, North Carolina (Beaver Creek Crossings – Phases I and II), and San Antonio, Texas, (which is being developed through a joint venture with David Berndt Interests). These projects are scheduled for completion during 2006 through 2007 at a projected aggregate cost of approximately $581.1 million and will create an additional 4.4 million square feet of gross leasable retail space.
     The Company anticipates commencing construction in 2006 on two additional shopping centers located in Ukiah, California and Homestead, Florida. These projects have an estimated aggregate cost of $140.3 million and will create an additional 1.1 million square feet of gross leasable retail space.

     At September 30, 2006, approximately $340.4 million of costs were incurred in relation to the above projects under construction and projects that will be commencing construction.
     The wholly-owned and consolidated development estimated funding schedule as of September 30, 2006, is as follows (in millions):

Funded as of September 30, 2006	$382.7
Projected net funding during 2006	58.6
Projected net funding thereafter	326.3

Total	$767.6

     In addition to the above developments, the Company has identified several additional development sites in its potential development pipeline, for future development at a projected aggregate estimated cost of over $700 million. While there are no assurances that any of these potential projects will be developed, it does provide a source of future potential development projects over the next several years.
Development (Joint Ventures)
     In addition to the Bloomfield Hills, Michigan project previously disclosed, three of the Company’s joint ventures currently have shopping center projects under construction. These projects are located in Merriam, Kansas; Allen, Texas and San Antonio, Texas. These three projects are being developed through the Coventry II program. A significant portion of the project located in San Antonio, Texas was substantially completed during 2005. The remaining two projects are scheduled for completion during 2007 and 2008. These projects have an aggregate projected cost of approximately $337.4 million. At September 30, 2006, approximately $130.4 million of costs was incurred in relation to these development projects.
     The joint venture development estimated funding schedule as of September 30, 2006 is as follows (in millions):

			Anticipated
			Proceeds
	DDR’s	JV Partners’	from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total
Funded as of September 30, 2006	$3.4	$14.6	$112.4	$130.4
Projected net funding during 2006	1.2	4.9	8.9	15.0
Projected net funding thereafter	11.0	43.6	137.4	192.0

Total	$15.6	$63.1	$258.7	$337.4

Expansions
     During the nine month period ended September 30, 2006, the Company completed five expansions and redevelopment projects located in Lakeland, Florida; Ocala, Florida; Stockbridge, Georgia; Rome, New York and Mooresville, North Carolina at an aggregate gross cost of $25.3 million. The Company is currently expanding/redeveloping eleven shopping centers located in Birmingham, Alabama; Gadsden, Alabama; Ottumwa, Iowa; Chesterfield, Michigan; Gaylord, Michigan; Hamilton, New Jersey; Olean, New York; Stow, Ohio; Bayamon, Puerto Rico (Rio Hondo); Ft. Union, Utah and Brookfield, Wisconsin at a projected aggregate gross cost of approximately $92.1 million. At September 30, 2006, approximately $41.4 million of costs was incurred in relation to these projects. The Company anticipates commencing construction on nine additional expansion and redevelopment projects at shopping centers located in Crystal River, Florida; Louisville, Kentucky; Gulfport,

Mississippi; Huber Heights, Ohio; Amherst, New York; Bayamon, Puerto Rico (Plaza Del Sol), Hatillo, Puerto Rico, and San Juan, Puerto Rico and McKinney, Texas.
     Five of the Company’s joint ventures are currently expanding/redeveloping their shopping centers located in Phoenix, Arizona; Lancaster, California; Benton Harbor, Michigan; Kansas City, Missouri and Cincinnati, Ohio at a projected gross cost of approximately $466.8 million (which includes the initial acquisition costs for the Coventry II redevelopment projects located in Phoenix, Arizona; Benton Harbor, Michigan; Kansas City, Missouri and Cincinnati, Ohio). At September 30, 2006, approximately $349.3 million of costs was incurred in relation to these projects. Three of the Company’s joint ventures anticipate commencing expansion/redevelopment projects at their shopping centers located in Buena Park, California; Deer Park, Illinois and Kirkland, Washington.
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
     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $4.9 million at September 30, 2006. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans.
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $3.1 million at September 30, 2006, for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owed to DDR. The Company guaranteed base rental income from one to three years at certain centers held through the Coventry II Service Merchandise joint venture, aggregating $2.8 million at September 30, 2006. The Company has not recorded a liability for the guarantee, as the subtenants of the joint venture affiliates are paying rent when due. The Company has recourse against the other parties in the partnership in the event of default.
     The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third-party lending institution(s) providing construction financing.
     The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $2.5 billion and $2.2 billion at September 30, 2006 and 2005, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners, although certain mortgages may have recourse to its partners in certain limited situations such as misuse of funds and material misrepresentations. In connection with certain of the Company’s joint ventures, the Company agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $48.3 million at September 30, 2006. The Company and its joint venture partner provided a $33.0 million payment and performance guaranty on behalf of the Mervyns Joint Venture to the joint venture’s lender in certain events, such as the bankruptcy of Mervyns. The Company’s maximum obligation is equal to its effective 50% ownership percentage, or $16.5 million.
     In October 2006, the Company entered into a joint venture which owns real estate assets in Brazil. At this time, the Company has chosen not to mitigate any of the foreign currency risk through the use of hedging instruments. The Company will continue to monitor and evaluate this risk and may enter into hedging agreements at a later date.

Financing Activities
     In August 2006, the Company issued $250 million, 3.50% convertible senior unsecured notes due 2011. The notes have an initial conversion rate of approximately 15.3589 common shares per $1,000 principal amount of the notes, which represent a conversion price of approximately $65.11 per common share and a conversion premium of approximately 22.5% based on the last reported sale price of $53.15 per common share on August 22, 2006. The initial conversion rate is subject to adjustment under certain circumstances. Upon closing of the sale of the notes, the Company repurchased $48.3 million of its common shares.
     In connection with the offering, the Company entered into an option arrangement, settled in shares of the Company’s common stock, with an investment bank that had the economic impact of effectively increasing the conversion price of the notes to $74.41 per common share, which represents a 40.0% premium based on the August 22, 2006 closing price of $53.15 per common share. The cost of this arrangement was approximately $10.3 million and has been recorded as an equity transaction in the Company’s condensed consolidated balance sheet.
     In addition, in late September and early October 2006 the Company entered into an aggregate $300 million of interest rate swaps which converted floating rate debt to a weighted average fixed LIBOR rate of approximately 4.94%. As a result, the percentage of floating rate debt (including the impact of fixing interest costs through interest rate swaps) to total debt, was 6.6% at September 30, 2006 as compared to 20.9% at December 31, 2005.
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
     In March and June 2006, the Company’s $400 million secured term loan, for which Key Bank Capital Markets serves as administrative agent, was amended to add an accordion feature to increase the loan, at the Company’s option, up to $500 million and make similar covenant modifications. This facility is a beneficial vehicle as it is secured by the equity interests in assets already encumbered by low-leverage first mortgage debt at a favorable interest rate. This structure provides low cost capital and eliminates the need to mortgage additional assets, thereby enabling the Company to maintain a greater unencumbered asset pool.
Capitalization
     At September 30, 2006, the Company’s capitalization consisted of $4.1 billion of debt, $705 million of preferred shares and $6.1 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at September 30, 2006, of $55.76), resulting in a debt to total market capitalization ratio of 0.37 to 1.0. At September 30, 2006, the Company’s total debt consisted of $3.6 billion of fixed rate debt and $0.5 billion of variable rate debt, including $60 million of fixed rate debt that was effectively swapped to a variable rate and $300 million of variable rate debt that was effectively swapped to a fixed rate. At September 30, 2005, the Company’s total debt consisted of $2.7 billion of fixed rate debt and $1.1 billion of variable rate debt, including $60 million of fixed rate debt which was effectively swapped to a variable rate.
     It is management’s intent to have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings, debt financings or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investors Service and Standard and Poor’s. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.
     As of September 30, 2006, the Company had $1.1 billion available under its $1.3 billion revolving credit facilities and cash of $48.4 million. As of September 30, 2006, the Company also had 212 unencumbered operating properties generating $331.1 million, or 54.7%, of the total revenue of the Company for the nine-months ended September 30, 2006 thereby providing a potential collateral base for future borrowings, subject to consideration of the financial covenants on unsecured borrowings.
     In connection with the joint venture with TIAA-CREF, the Company purchased two interest rate swaption agreements, which limit future interest rates on $500 million of forecasted five year borrowings and $750 million of forecasted ten year borrowings.
Contractual Obligations and Other Commitments
     The Company does not have any scheduled debt maturities through December 31, 2006.
     At September 30, 2006, the Company had letters of credit outstanding of approximately $20.7 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations accrued on the Company’s accounts.
     In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $71.5 million with general contractors for its wholly-owned properties at September 30, 2006. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.
     The Company entered into master lease agreements during 2003 through 2006 with the transfer of properties to certain joint ventures, which are recorded as a liability and reduction of its gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At September 30, 2006, the Company’s material master lease obligations, included in accounts payable and other expenses, were incurred with the properties transferred to the following joint ventures (in millions):

MDT Joint Venture	$3.1
MDT Preferred Joint Venture	3.8
DDR Markaz II	1.3

$8.2

     The Company enters into cancelable contracts for the maintenance of its properties. At September 30, 2006, the Company had purchase order obligations payable, typically payable within one year, aggregating approximately $11.8 million related to the maintenance of its properties and general and administrative expenses.
     The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through September 30, 2006, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements.”
Inflation
     Substantially all of the Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive additional rental income from escalation clauses, which generally increase rental rates during the terms of the leases and/or percentage rentals based on tenants’ gross sales. Such escalations are determined by negotiation, increases in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for terms of less than 10 years, permitting the Company to seek increased rents at market rates upon renewal. Most of the Company’s leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.
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
     Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection, the Company believes that several of its major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s, TJ Maxx, Bed Bath & Beyond and Best Buy, are financially secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same-store sales growth in this economic environment. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since 1993. Also, average base rental rates have increased from $5.48 to $11.19 per square foot since the Company’s public offering in 1993.
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
New Accounting Standards
Share-Based Payment — SFAS 123(R)
     In December 2004, the Financial Accounting Standards Board (“FASB’) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements on the grant date using an option pricing model. The value of the portion of the restricted stock and performance awards issued prior to the adoption of SFAS 123(R) that is ultimately expected to vest is recognized as expense on a straight-line attribution basis over the requisite service periods in the Company’s consolidated financial statements. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates.
     The Company adopted SFAS 123(R) as required on January 1, 2006 using the modified prospective method. The Company’s condensed consolidated financial statements as of and for the nine-months ended September 30, 2006 reflects the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Share-based compensation expense recognized in the Company’s condensed consolidated financial statements for the nine-months ended September 30, 2006 includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).
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

Accounting for Uncertainty in Income Taxes — FIN 48
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” — an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”), regarding accounting for and disclosure of uncertain tax positions. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition, disclosure and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. Although the Company is assessing the impacts of FIN 48, it does not expect the adoption to have a material impact on the Company’s results of operations, cash flows and financial position.
Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements – SAB 108
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” in order to address the observed diversity in quantification practices with respect to annual financial statements. This bulletin should be applied for the annual financial statements for the first fiscal year ending after November 15, 2006. The Company does not expect the application of this bulletin to have a material impact on the Company’s results of operations, cash flows and financial position.
Fair Value Measurements — SFAS 157
     In September 2006, the FASB issued SFAS 157, that establishes how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. This Statement addresses the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. The key changes to current practice are: (1) the definition of fair value which focuses on an exit price rather than entry price; (2) the methods used to measure fair value such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing; and (3) the expanded disclosures about fair value measurements.
     This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Company is currently evaluating the impact of this Statement on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding joint venture debt, is summarized as follows:

	September 30, 2006				September 30, 2005
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Percentage		Average	Average	Percentage
	Amount	Maturity	Interest	of	Amount	Maturity	Interest	of
	(Millions)	(years)	Rate	Total	(Millions)	(years)	Rate	Total
Fixed Rate Debt (1)	$3,608.6	5.2	5.6%	88.5%	$2,739.5	6.5	5.8%	71.4%
Variable Rate Debt (1)	$469.7	1.4	6.3%	11.5%	$1,097.2	2.3	4.5%	28.6%

(1)	Adjusted to reflect the $300 million of variable rate debt, which was swapped to a fixed rate at September 30, 2006 and $60 million of fixed rate debt, which was swapped to a variable rate at September 30, 2006 and 2005. As a result of the swaps entered into and effective in October 2006, the percentage of floating rate debt to total debt would have been 6.6% at September 30, 2006.
     The Company’s unconsolidated joint ventures’ fixed rate indebtedness, including $477.3 million and $75 million of variable rate debt, which was swapped to a weighted average fixed rate of approximately 5.3% and 5.4%, at September 30, 2006 and 2005, respectively, is summarized as follows:

	September 30, 2006				September 30, 2005
	Joint	Company’s	Weighted	Weighted	Joint	Company’s	Weighted	Weighted
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(years)	Rate	(Millions)	(Millions)	(years)	Rate
Fixed Rate Debt	$1,748.0	$394.0	4.7	5.1%	$1,565.9	$386.1	5.0	5.0%
Variable Rate Debt	$778.6	$150.0	1.2	6.5%	$640.0	$130.7	1.8	5.4%
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
     The interest rate risk on the Company’s and its unconsolidated joint ventures’ variable rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At September 30, 2006, the interest rate on the Company’s $300 million consolidated floating rate debt and at September 30, 2006 and 2005, respectively, on $477.3 million and $75 million of joint venture floating rate debt (of which $69.2 million and $16.7 million, respectively, is the Company’s proportionate share) was swapped to fixed rates. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.
     At September 30, 2006 and December 31, 2005, the Company had a variable rate interest swap that carried a notional amount of $60 million, a fair value which represented a liability of $0.1 million and an asset of $0.3 million at September 30, 2006 and December 31, 2005, respectively, and converted fixed rate debt to a variable rate of 7.1% and 6.3%, respectively.
     In January 2006, one of the Company’s joint ventures terminated an interest rate swap aggregating $55 million after the underlying hedged instrument was repaid. The Company recorded a termination fee of approximately $0.4 million through equity in net income of joint venture.
     The fair value of the Company’s fixed rate debt adjusted to: (i) include the $300 million that was swapped to a fixed rate at September 30, 2006; (ii) exclude the $60 million which was swapped to a variable rate at September 30, 2006 and 2005; (iii) include the Company’s proportionate share of the joint venture fixed rate debt; and (iv) include the Company’s proportionate share of $69.2 million and $16.7 million that was swapped to a fixed rate at September 30, 2006 and 2005, respectively, and an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows:

	September 30, 2006			September 30, 2005
			100 Basis Point			100 Basis Point
	Carrying	Fair	Decrease in		Fair	Decrease in
	Value	Value	Market Interest	Carrying Value	Value	Market Interest
	(Millions)	(Millions)	Rates	(Millions)	(Millions)	Rates
Company’s fixed rate debt	$3,608.6	$3,600.0 (1)	$3,742.0 (2)	$2,739.5	$2,787.9	$2,915.2
Company’s proportionate share of joint venture fixed rate debt	$394.0	$393.0 (3)	$411.4 (4)	$386.1	$389.7 (3)	$406.5

(1)	Includes the fair value of interest rate swaps, which was a liability of $1.4 million at September 30, 2006.

(2)	Includes the fair value of interest rate swaps, which was a liability of $12.4 million at September 30, 2006.

(3)	Includes the fair value of interest rate swaps, which was a liability of $0.7 million and an asset of $0.4 million at September 30, 2006 and 2005, respectively.

(4)	Includes the fair value of interest rate swaps, which was a liability of $3.9 million at September 30, 2006.
     The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations arising from the hypothetical estimate as discussed above.
     Further, a 100 basis point increase in short-term market interest rates at September 30, 2006 and 2005, would result in an increase in interest expense of approximately $3.5 million and $8.2 million, respectively, for the Company and for the respective nine-month periods and $1.1 million and $1.0 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the nine-month respective periods. The estimated increase in interest expense for the nine-month periods does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.
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

	September 30,
	2006	2005
Total Notes Receivable	$28.5	$131.3
% Fixed Rate Loans	55.1%	89.9%
Fair Value of Fixed Rate Loans	$16.4	$133.1
Impact on Fair Value of 100 Basis point Decrease in Market Interest rates	$17.2	$134.3
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
Item 4. Controls and Procedures
     Based on their evaluation as required by Securities Exchange Act Rules 13as-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act rules 13a-15(e)) are effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company issuer in reports that it fields or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its’ CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the three-month period ended September 30, 2006, there were no changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1a. RISK FACTORS
     In addition to the Company’s risk factors since those listed in the Company’s Annual Report on 10-K for the year ended December 31, 2005, the following risk should be considered.

•	The Company expects to continue to pursue international expansion opportunities that may subject us to different or greater risk from those associated with our domestic operations.

•	The Company holds an interest in a joint venture in Brazil and assets in Puerto Rico. The Company also expects to pursue additional expansion opportunities outside the United States. International development and ownership activities carry risks that are different from those the Company faces with the Company’s domestic properties and operations. These risks include:

	•	Adverse effects of changes in exchange rates for foreign currencies;

	•	Changes in foreign political environments, regionally, nationally, and locally;

	•	Challenges of complying with a wide variety of foreign laws including corporate governance, operations, taxes and litigation;

	•	Differing lending practices;

	•	Differences in cultures;

	•	Changes in applicable laws and regulations in the United States that affect foreign operations;

	•	Difficulties in managing international operations and

	•	Obstacles to the repatriation of earnings and cash.

Although the Company’s international activities currently are a relatively small portion of the Company’s business to the extent that the Company expands the Company’s international activities, these risks could increase in significance and adversely affect the Company’s results of operations and financial condition.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company repurchased 909,000 of its common shares in August 2006. This repurchase was approved by the Company’s Board of Directors. The Company does not currently have in effect a plan to repurchase any of its common shares in the open market at September 30, 2006.
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	(a) Total number	(b) Average	Announced	Yet Be Purchased
	of shares	Price Paid per	Plans or	Under the Plans or
	purchased	Share	Programs	Programs
July 1 – 31, 2006	1,035	$22.49	—	—
August 1 – 31, 2006	1,472	$31.83		—
September 1 – 30, 2006	—	—	—	—
Total	2,507
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
Employment Agreements
     On November 6, 2006, the Company entered into a separate amended and restated employment agreement with Joan U. Allgood, Richard A. Brown, Timothy J. Bruce and William H. Schafer and an employment agreement with Robin R. Walker-Gibbons, certain of the Company’s executive officers (each, an “Employment Agreement”).
     Each Employment Agreement contains an “evergreen” provision that provides for an automatic extension of the agreement for an additional year at the end of each fiscal year, subject to the parties’ termination rights. The agreement can be terminated by the Company by giving 90 days prior written notice to the executive or for “cause” (as defined below). The executive can terminate the agreement, which termination will be treated as a discharge by the Company without “cause,” if the Company materially changes the executive’s duties without consent, the executive’s place of employment is located more than 50 miles from Cleveland, Ohio or the agreement is materially breached by the Company and such breach is not cured within 30 days.
     The Employment Agreements provide for minimum base salaries of $270,000, $255,000, $290,000, $270,000 and $235,000 for Ms. Allgood, Messrs. Bruce, Brown and Schafer and Ms. Walker-Gibbons, respectively, and annual bonus amounts as a percentage of base salary generally ranging from 15% to 60% depending on the level of performance criteria achieved (in each case subject to increases approved by the Executive Compensation Committee of the Board of Directors). Each of the executives is also entitled to life, disability, medical, hospitalization and dental insurance, participation in retirement and other benefit plans offered by the Company, vacation and sick leave, participation in equity and other benefit plans made available to executive officers of the Company and reimbursement for travel, entertainment and other expenses reasonably and necessarily incurred in connection with the Company’s business. In some cases, the agreements provide for an automobile allowance and a membership in a golf or social club.
     If Ms. Allgood’s, Messrs. Brown’s, Bruce’s or Schafer’s or Ms. Walker-Gibbons’s employment is terminated by the Company without cause or due to death or disability, he or she is entitled to receive (a) a payment equal to such executive’s annual salary plus the amount of the annual bonus payable to such executive prorated up through the date of termination and accrued by the Company as of the month of termination, and (b) continued life, disability, medical, hospitalization and dental insurance for a period of one year following such termination. If a “Change in Control” and a “Triggering Event,” each as defined in the Change in Control Agreements discussed below, occur, then the payments to the executive will be governed by the Change in Control Agreement rather than the Employment Agreement.
     Under the Employment Agreements, the term “cause” means (a) the executive’s fraud, commission of a felony or of an act or series of acts which result in material injury to the business reputation of the Company, commission of an act or series of repeated acts of dishonesty which are materially inimical to the best interests of the Company, or the executive’s willful and repeated failure to perform his or her duties under his or her Employment Agreement, which failure has not been cured within 15 days after the Company gives notice thereof to the executive, or (b) the executive’s material breach of any provision of his or her Employment Agreement, which breach has not been cured in all substantial respects within 10 days after the Company gives notice thereof to the executive.
     The Employment Agreements also provide that to the extent that any of the payments to be made to the officer under such agreement or such executive’s Change in Control Agreement (as defined below) (including with respect to options and restricted shares, but excluding any units or awards granted or vested pursuant to any Outperformance Long-Term Incentive Plan Agreement or Performance Unit Agreement between the executive and the Company) constitute “excess parachute payments” under certain tax laws, the Company will pay the officer such additional amounts as are necessary to cause him or her to receive the same after-tax compensation that he or she would have but for the application of such tax laws.
     Each executive has also agreed in his or her Employment Agreement, for a period of one year after termination thereof, not to engage in certain activities that compete with the Company, divulge certain confidential information about the Company or solicit or induce the termination of employment of any of the Company’s or its subsidiaries’ employees.
     Copies of the Employment Agreements entered into with each of Ms. Allgood, Messrs. Brown, Bruce and Schafer and Ms. Walker-Gibbons are attached hereto as Exhibits 10.13 through 10.17, respectively.
Change in Control Agreements
     On November 6, 2006, the Company also entered into an amended and restated change in control agreement (a “Change in Control Agreement”) with Ms. Allgood, Messrs. Brown, Bruce and Schafer and Ms. Walker-Gibbons. Under the agreements, certain benefits are payable by the Company if a “Triggering Event” occurs within two years after a “Change in Control.”
     A “Triggering Event” occurs if within two years after a Change in Control (a) the Company terminates the employment of the executive officer, other than in the case of a “Termination For Cause” (as defined below), (b) the Company reduces the executive’s title, responsibilities, power or authority in comparison with his or her title, responsibilities, power or authority at the time of the Change in Control, (c) the Company assigns the executive duties that are inconsistent with the duties assigned to the executive on the date on which the Change in Control occurred and which duties the Company persists in assigning to the executive despite the prior written objection of that executive, (d) the Company reduces the executive’s base compensation, incentive opportunity bonus percentages of salary, his or her group health, life, disability or other insurance programs (including any such benefits provided such executive’s family), his or her pension, retirement or profit-sharing benefits or any benefits provided by the Company’s equity-based award plans, or any substitute therefor, (e) establishes criteria and factors to be achieved for the payment of bonus compensation that are substantially different than the criteria and factors established for other similar officers of the Company, (f) fails to pay the executive any bonus compensation to which such executive is entitled through the achievement of the criteria and factors established for the payment of such bonus, (g) excludes him or her from any plan, program or arrangement in which the other similar officers of the Company are included, or (h) the Company requires the executive to be based at or generally work from any location more than 50 miles from the geographical center of Cleveland, Ohio.
     A “Change in Control” occurs if (a) the Board of Directors or shareholders of the Company approve a consolidation or merger in which the Company is not the surviving corporation, the sale of substantially all of the assets of the Company or the liquidation or dissolution of the Company, (b) any person or other entity (other than the Company, one of its subsidiaries or any of its employee benefit plans (including any trustee of any such plan acting in its capacity as trustee)) purchases any of the Company’s common shares (or securities convertible into common shares) pursuant to a tender or exchange offer without the prior consent of the Board of Directors, or becomes the beneficial owner of securities of the Company representing 20% or more of the voting power of the Company’s outstanding securities, (c) during any two-year period, individuals who at the beginning of such period constitute the entire Board of Directors cease to constitute a majority of the Board of Directors, unless the election or the nomination for election of each new director is approved by at least two-thirds of the directors then still in office who were directors at the beginning of that period, or (d) a record date is established for determining shareholders of the Company entitled to vote upon (i) a merger or consolidation of the Company with another real estate investment trust, partnership, corporation or other entity in which the Company is not the surviving or continuing entity or in which all or a substantial part of the outstanding common shares are to be converted into or exchanged for cash, securities or other property, (ii) a sale or other disposition of all or substantially all of the assets of the Company or (iii) the dissolution of the Company.
     A “Termination for Cause” occurs if the executive has committed a felony under the laws of the United States of America, or of any state or territory thereof, and has been convicted of that felony, or has pled guilty or nolo contendere with respect to that felony, and the commission of that felony resulted in, or was intended to result in, a loss (monetary or otherwise) to the Company or its clients, customers, directors, officers or employees.
     Within five business days after the occurrence of a Triggering Event, the Company must pay the executive an amount equal to the sum of (a) two times the greater of the executive’s effective annual salary on the date of the Triggering Event or the Change in Control, and (b) two times the greater of the maximum bonus payable to the executive on the date of the Triggering Event or the Change in Control (assuming all performance goals have been achieved in the year of such event). In addition, the Company will provide continued insurance benefits that are comparable to or better than those provided to the executive at the time of the Triggering Event or, if greater, the Change in Control, until the earlier of two years from the date of the Triggering Event and the date the executive becomes eligible to receive comparable or better benefits from a new employer and outplacement services for a period of up to one year. If necessary to comply with Section 409A of the American Jobs Creation Act of 2004, these payments will delayed for six months following termination of employment.
     The Change in Control Agreements also provide that to the extent that any of the payments to be made to the executive under such agreement or such executive’s Employment Agreement (including with respect to options and restricted shares, but excluding any units or awards granted or vested pursuant to any Outperformance Long-Term Incentive Plan Agreement or Performance Unit Agreement between the executive and the Company) constitute “excess parachute payments” under certain tax laws, the Company will pay the executive such additional amounts as are necessary to cause him or her to receive the same after-tax compensation that he or she would have but for the application of such tax laws.
     Copies of the Change in Control Agreements entered into with each of Ms. Allgood, Messrs. Brown, Bruce and Schafer and Ms. Walker-Gibbons are attached hereto as Exhibits 10.18 through 10.22, respectively.
ITEM 6. EXHIBITS
10.1	Form of Restricted Share Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan.

10.2	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan.

10.3	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan.

10.4	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan.

10.5	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan.

10.6	Outperformance Long-Term Incentive Plan Agreement, dated as of August 18, 2006, by and between Developers Diversified Realty Corporation and Scott A. Wolstein.

10.7	Outperformance Long-Term Incentive Plan Agreement, dated as of August 18, 2006, by and between Developers Diversified Realty Corporation and Daniel B. Hurwitz.

10.8	Outperformance Long-Term Incentive Plan Agreement, dated as of February 23, 2006, by and between Developers Diversified Realty Corporation and Joan U. Allgood.

10.9	Outperformance Long-Term Incentive Plan Agreement, dated as of February 23, 2006, by and between Developers Diversified Realty Corporation and Richard E. Brown.

10.10	Outperformance Long-Term Incentive Plan Agreement, dated as of February 23, 2006, by and between Developers Diversified Realty Corporation and Timothy J. Bruce.

10.11	Outperformance Long-Term Incentive Plan Agreement, dated as of February 23, 2006, by and between Developers Diversified Realty Corporation and William H. Schafer.

10.12	Outperformance Long-Term Incentive Plan Agreement, dated as of February 23, 2006, by and between Developers Diversified Realty Corporation and Robin Walker-Gibbons.

10.13	Amended and Restated Employment Agreement, dated as of November 6, 2006, by and between Developers Diversified Realty Corporation and Joan U. Allgood.

10.14	Amended and Restated Employment Agreement, dated as of November 6, 2006, by and between Developers Diversified Realty Corporation and Richard E. Brown.

10.15	Amended and Restated Employment Agreement, dated as of November 6, 2006, by and between Developers Diversified Realty Corporation and Timothy J. Bruce.

10.16	Amended and Restated Employment Agreement, dated as of November 6, 2006, by and between Developers Diversified Realty Corporation and William H. Schafer.

10.17	Employment Agreement, dated as of November 6, 2006, by and between Developers Diversified Realty Corporation and Robin R. Walker-Gibbons.

10.18	Amended and Restated Change in Control Agreement, dated as of November 6, 2006, by and between Developers Diversified Realty Corporation and Joan U. Allgood.

10.19	Amended and Restated Change in Control Agreement, dated as of November 6, 2006, by and between Developers Diversified Realty Corporation and Richard E. Brown.

10.20	Amended and Restated Change in Control Agreement, dated as of November 6, 2006, by and between Developers Diversified Realty Corporation and Timothy J. Bruce.

10.21	Amended and Restated Change in Control Agreement, dated as of November 6, 2006, by and between Developers Diversified Realty Corporation and William H. Schafer.

10.22	Amended and Restated Change in Control Agreement, dated as of November 6, 2006, by and between Developers Diversified Realty Corporation and Robin R. Walker-Gibbons.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DEVELOPERS DIVERSIFIED REALTY CORPORATION

November 9, 2006	/s/ Scott A. Wolstein

(Date)	Scott A. Wolstein, Chief Executive Officer and
Chairman of the Board

November 9, 2006	/s/ William H. Schafer

(Date)	William H. Schafer, Executive Vice President and
Chief Financial Office (Principal Financial
Officer and Principal Accounting Officer)