Form 10-K
period 2006-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2007-02-21
CIK 894315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2006, was $5.5 billion.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

109,452,823 common shares outstanding as of February 5, 2007

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2007 Annual Meeting of Shareholders.

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

From January 1, 2002, to February 5, 2007, the Company and its joint ventures have acquired 319 shopping center properties. The Company has not acquired any properties from January 1, 2007 through February 5, 2007. The Company acquired 20 properties in 2006 (including 15 acquired through joint ventures and four by acquiring its joint venture partners’ interests), 52 properties in 2005 (including 36 acquired through a consolidated joint venture and one by acquiring its joint venture partner’s interest), 112 properties in 2004 (including 18 acquired through joint ventures and one by acquiring its joint venture partner’s interest), 124 properties in 2003 (including 117 shopping center and development properties acquired through the merger with JDN Realty Corporation (“JDN”) and three of which were joint ventures), and 11 properties in 2002 (four by acquiring its joint venture partners’ interests). In addition, in 2002 a joint venture in which the Company owned an approximate 25% equity interest was awarded the asset designation rights of Service Merchandise retail real estate interests in approximately 200 properties. In 2006, the remaining Service Merchandise assets were sold to a joint venture in which the Company owns a 20% equity interest. At December 31, 2006, 50 of these properties remained. Of the 15 properties acquired through joint ventures in 2006, nine properties are located in Brazil. Of the 52 properties acquired in 2005, 15 properties are located in Puerto Rico.

The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. The Company’s website is located at http://www.ddr.com. On its website, you can obtain a copy of the annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material electronically with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). A copy of these filings is available to all interested parties upon written request to Michelle M. Dawson, Vice President of Investor Relations, at the Company’s corporate offices.

The Company files annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any document the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.W., Washington, D.C. 20549. You may obtain information about the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC (http://www.sec.gov).

You can inspect reports and other information that the Company files with the New York Stock Exchange at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

Financial Information About Industry Segments

The Company is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers. See the consolidated financial statements and notes thereto included in Item 15 of this Annual Report on Form 10-K for certain information required by Item 1.

Narrative Description of Business

The Company’s portfolio as of February 5, 2007, consisted of 461 shopping centers and seven business centers (including 167 properties owned through unconsolidated joint ventures and 39 of which are consolidated by the Company) and more than 1,170 acres of undeveloped land (of which approximately 170 acres are owned through joint ventures) (together the “Portfolio Properties”). These properties consist of shopping centers, mini-malls and lifestyle centers. From January 1, 2004, to February 5, 2007, the Company acquired 184 shopping centers (including 69 properties owned through joint ventures) containing an aggregate of approximately 25.3 million square feet of gross leasable area (“GLA”) owned by the Company for an aggregate purchase price of approximately $6.4 billion.

As of February 5, 2007, the Company was expanding eight wholly-owned properties and six of its joint venture properties and expected to commence construction at 12 wholly-owned and three joint venture shopping centers. As of December 31, 2006, the Company had seven wholly-owned shopping centers and four joint venture shopping centers under development and expected to commence construction at two additional wholly-owned shopping centers in 2007.

At December 31, 2006, the aggregate occupancy of the Company’s shopping center portfolio was 95.2%, as compared to 95.3% at December 31, 2005. The Company owned 467 shopping centers at December 31, 2006. The average annualized base rent per occupied square foot was $11.56 at December 31, 2006, as compared to $11.01 at December 31, 2005.

At December 31, 2006, the aggregate occupancy of the Company’s wholly-owned shopping centers was 94.1%, as compared to 94.4% at December 31, 2005. The Company owned 261 wholly-owned shopping centers at December 31, 2006. The average annualized base rent per leased square foot was $10.80 at December 31, 2006, as compared to $10.42 at December 31, 2005.

At December 31, 2006, the aggregate occupancy rate of the Company’s joint venture shopping centers was 96.9%, as compared to 97.0% at December 31, 2005. The Company’s joint ventures owned 167 shopping centers, including 39 consolidated centers primarily owned through the Mervyns Joint Venture, at December 31, 2006. The average annualized base rent per leased square foot was $12.69 at December 31, 2006, as compared to $12.05 at December 31, 2005.

At December 31, 2006, the aggregate occupancy of the Company’s business centers was 42.1%, as compared to 43.2% at December 31, 2005. The business centers consist of seven assets in five states.

The Company is self-administered and self-managed and, therefore, does not engage or pay for a REIT advisor. The Company manages all of the Portfolio Properties. At December 31, 2006, the Company owned and/or managed more than 110 million square feet of GLA, which included all of the Portfolio Properties and 12 properties owned by third parties.

Strategy and Philosophy

The Company’s investment objective is to increase cash flow and the value of its Portfolio Properties and to seek continued growth through the selective acquisition, development, redevelopment, renovation and expansion of income-producing real estate properties, primarily shopping centers. In addition, the Company may pursue the disposition of certain real estate assets and utilize the proceeds to repay debt, reinvest in other real estate assets and developments and apply to other corporate purposes. In pursuing its investment objective, the Company will continue to seek to acquire and develop high quality, well-located shopping centers with attractive initial yields and strong prospects for future cash flow growth and capital appreciation where the Company’s financial strength and management and leasing capabilities can enhance value.

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

The Company’s real estate strategy and philosophy is to grow its business through a combination of leasing, expansion, acquisition and development. The Company seeks to:

•	Increase cash flows and property values through strategic leasing, re-tenanting, renovation and expansion of the Company’s portfolio;

•	Continue to selectively acquire well-located, quality shopping centers (individually or in portfolio transactions) that have leases at rental rates below market rates or other cash flow growth or capital appreciation potential where the Company’s financial strength, relationships with retailers and management capabilities can enhance value;

•	Increase cash flows and property values by continuing to take advantage of attractive financing and refinancing opportunities (see “Recent Developments — Financings”);

•	Increase per share cash flows through the strategic disposition of low growth assets and utilizing the proceeds to repay debt, invest in other real estate assets and/or developments;

•	Selectively develop the Company’s undeveloped parcels or new sites in areas with attractive demographics;

•	Hold properties for long-term investment and place a strong emphasis on regular maintenance, periodic renovation and capital improvements and

•	Continue to manage and develop the properties of others to generate fee income, subject to restrictions imposed by federal income tax laws, and pursue opportunities for acquisitions.

As part of its ongoing business, the Company engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or business combinations.

In addition, the Company intends to maintain a conservative debt capitalization ratio. At December 31, 2006, the Company’s capitalization, excluding the Company’s proportionate share of indebtedness of its unconsolidated joint ventures, consisted of $4.2 billion of debt, $705 million of preferred shares and $6.9 billion of market equity (market equity is defined as common shares and Operating Partnership Units (“OP Units”) outstanding, multiplied by $62.95, the closing price of the common shares on the New York Stock Exchange at December 31, 2006), resulting in a debt to total market capitalization ratio of 0.36 to 1.0, as compared to the ratios of 0.40 to 1.0 and 0.33 to 1.0 at December 31, 2005 and 2004, respectively. Fluctuations in the market price of the Company’s common shares may cause this ratio to vary from time to time. At December 31, 2006, the Company’s total debt consisted of $3.8 billion of fixed-rate debt and $0.4 billion of variable-rate debt, including $60 million of fixed-rate debt that has been effectively swapped to a variable rate and $500 million of floating rate debt that has been effectively swapped to a fixed rate.

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

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for further information on certain of the recent developments.

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

Employees

As of February 5, 2007, the Company employed 641 full-time individuals, including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

Qualification as a Real Estate Investment Trust

As of December 31, 2006, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company, with the exception of its taxable REIT subsidiaries, will not be subject to federal income tax to the extent it meets certain requirements of the Code.

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

The Company’s properties consist primarily of community and neighborhood shopping centers and, therefore, the Company’s performance is linked to general economic conditions in the market for retail space. The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through catalogs and the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, the Company may face challenges in the management and maintenance of its properties or encounter increased operating costs, such as real estate taxes, insurance and utilities, which may make its properties unattractive to tenants. The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and ability to meet its debt and other financial obligations and make distributions to the shareholders.

The Company’s Dependence on Rental Income May Adversely Affect Its Ability to Meet Its Debt Obligations and Make Distributions to the Shareholders

Substantially all of the Company’s income is derived from rental income from real property. As a result, the Company’s performance depends on its ability to collect rent from tenants. The Company’s income and funds for distribution would be negatively affected if a significant number of its tenants, or any of its major tenants.

•	Experience a downturn in their business that significantly weakens their ability to meet their obligations to the Company;

•	Delay lease commencements;

•	Decline to extend or renew leases upon expiration;

•	Fail to make rental payments when due or

•	Close stores or declare bankruptcy.

Any of these actions could result in the termination of tenants’ leases and the loss of rental income attributable to the terminated leases. Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In addition, the Company cannot be sure that any tenant whose lease expires will renew that lease or that it will be able to re-lease space on economically advantageous terms. The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and its ability to meet debt and other financial obligations and make distributions to the shareholders.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for, Its Space by Such Tenants

As of December 31, 2006, the annualized base rental revenues from Wal-Mart, Mervyns, Royal Ahold (Tops Markets), T.J. Maxx, PETsMART, Bed Bath & Beyond and Lowe’s Home Improvement represented 4.5%, 2.8%, 2.8%, 2.0%, 1.9%, 1.6% and 1.6%, respectively, of the Company’s aggregate annualized shopping center base rental revenues, including its proportionate share of joint venture aggregate annualized shopping center base rental revenues. The Company’s income and ability to meet its financial obligations could be adversely affected in the event of the bankruptcy, insolvency, or significant downturn in the business of one of these tenants or any of the Company’s other major tenants. In addition, the Company’s results could be adversely affected if any of these tenants do not renew multiple lease terms as they expire.

The Company’s Acquisition Activities May Not Produce the Cash Flows That It Expects and May Be Limited by Competitive Pressures or Other Factors

The Company intends to acquire existing retail properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks such as:

•	The Company’s estimates on expected occupancy and rental rates may differ from actual conditions;

•	The Company’s estimates of the costs of any redevelopment or repositioning of acquired properties may prove to be inaccurate;

•	The Company may be unable to operate successfully in new markets where acquired properties are located, due to a lack of market knowledge or understanding of local economies;

•	The Company may be unable to successfully integrate new properties into its existing operations or

•	The Company may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy.

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

The Company May Fail to Consummate the Merger with Inland

As previously announced, the Company has entered into an agreement and plan of merger with Inland Retail Real Estate Trust, Inc., (“IRRETI”). The merger is scheduled to close in February 2007 at an aggregate value of approximately $6.2 billion. The consummation of the merger is, itself, subject to certain conditions, including the approval of the holders of 66 2/3% of the outstanding IRRETI common stock. The Company intends to consummate the merger as soon as it is practical; however, there can be no assurance that the conditions required to consummate the merger will be satisfied on the anticipated schedule or at all. The Company will need additional funding to consummate the merger. The Company may obtain such funds through debt and equity offerings and borrowings under the existing revolving credit facilities and expansion of its secured term loan. The Company has received a commitment from a major lending institution to fund up to $1.65 billion of the total merger cost through a bridge facility. The bridge facility has an initial six-month term with one, three-month extension option and will bear interest at LIBOR plus 75 basis points. There can be no assurance that the Company will receive such funding, that the Company will be able to complete all of the anticipated loan assumptions, that the Company will finance the transaction as described or will not subsequently enter into alternate financing arrangements including long-term debt or equity financing or the potential sale of assets to third parties or equity affiliates, to fund all or a portion of the merger consideration. If the Company is unable to obtain adequate funding for the merger consideration, the Company will be unable to consummate the merger. In the event that the Company fails to consummate the merger, the Company may be obligated to make certain payments to IRRETI. In addition, the Company will still be obligated to consummate the transactions entered into through the forward sale agreements for 11.6 million of DDR common shares, through physical settlement, which would result in the issuance of the Company’s common shares, or cash settlement that could involve a cash payment by the Company.

The Company May Encounter Difficulties in Assimilating the Inland Portfolio

The IRRETI portfolio is a large acquisition. The Company may encounter difficulties in integrating such a large portfolio in the Company’s existing systems and personnel, which could result in additional expense and adversely affect results of operations and have a negative impact on the market price of the Company’s common shares after completion of the merger.

The completion of the merger poses risks for the Company’s operations, such as:

•	Following the merger, the Company may not achieve expected cost savings and operating efficiencies, including the elimination of redundant administrative costs and property management costs;

•	The Company may not effectively integrate the operations of IRRETI;

•	The acquisition of the Inland portfolio may subject the Company to liabilities, including environmental liabilities;

•	The IRRETI portfolio, including its development projects, may not perform or provide for additional revenue opportunities as well as the Company anticipates;

•	The Company may experience difficulties and incur expenses associated with the assimilation and retention of Inland employees and

•	The diversion of management’s attention to the integration of the operations of IRRETI could have an adverse effect on the financial condition and operating results of Inland and the Company.

If the Company fails to successfully integrate IRRETI or fails to realize intended benefits of the merger due to any of the foregoing or other reasons, the market price of the Company’s common shares could decline from the market price at the time of completion of the merger.

The Company’s Articles of Incorporation Contain Limitations on Acquisitions and Changes in Control

In order to maintain the Company’s status as a REIT, its Articles of Incorporation prohibit any person, except for certain existing shareholders at the time of its initial public offering, from owning more than 5% of the Company’s outstanding common shares. This restriction is likely to discourage third parties from acquiring control of the Company without consent of its Board of Directors even if a change in control was in the best interest of shareholders.

Real Estate Property Investments Are Illiquid, and Therefore the Company May Not Be Able to Dispose of Properties When Appropriate or on Favorable Terms

Real estate property investments generally cannot be disposed of quickly. In addition, the federal tax code imposes restrictions on the ability of a REIT to dispose of properties that are not applicable to other types of real estate companies. Therefore, the Company may not be able to diversify its portfolio in response to economic or other conditions promptly or on favorable terms, which could cause the Company to incur extended losses and reduce its cash flows and adversely affect distributions to shareholders.

The Company’s Development and Construction Activities Could Affect Its Operating Results

The Company intends to continue the selective development and construction of retail properties in accordance with its development and underwriting policies as opportunities arise. The Company’s development and construction activities include risks that:

•	The Company may abandon development opportunities after expending resources to determine feasibility;

•	Construction costs of a project may exceed the Company’s original estimates;

•	Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

•	Rental rates per square foot could be less than projected;

•	Financing may not be available to the Company on favorable terms for development of a property;

•	The Company may not complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs and

•	The Company may not be able to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations.

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

The Company Has Variable-Rate Debt and Is Subject to Interest Rate Risk

The Company has a substantial amount of mortgage debt with interest rates that vary depending upon the market index. In addition, the Company has a revolving credit facility that bears interest at a variable-rate on any amounts drawn on the facility. The Company may incur additional variable-rate debt in the future. Increases in interest rates on variable-rate debt would increase the Company’s interest expense, which would adversely affect net earnings and cash available for payment of its debt obligations and distributions to the shareholders.

The Company’s Ability to Increase Its Debt Could Aversely Affect Its Cash Flow

At December 31, 2006, the Company had outstanding debt of approximately $4.2 billion (excluding its proportionate share of joint venture mortgage debt aggregating $525.6 million). The Company intends to continue to maintain a conservative debt capitalization with a ratio of debt to total market capitalization (the sum of the aggregate market value of the Company’s common shares, the liquidation preference on any preferred shares outstanding and its total indebtedness) of less than 50%. In addition, the Company is subject to limitations under its credit facilities and indentures relating to its ability to incur further debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur. If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly. Under such circumstances, the Company’s risk of decreases in cash flow, due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed above could subject the Company to an even greater adverse impact on its financial condition and results of operations. In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur extended losses and reduce its cash flows.

The Company’s Cash Flows and Operating Results Could Be Adversely Affected by Required Payments of Debt or Related Interest and Other Risks of Its Debt Financing

The Company is generally subject to the risks associated with debt financing. These risks include:

•	The Company’s cash flow may not satisfy required payments of principal and interest;

•	The Company may not be able to refinance existing indebtedness as necessary, or the terms of the refinancing may be less favorable to the Company than the terms of existing debt;

•	Required debt payments are not reduced if the economic performance of any property declines;

•	Debt service obligations could reduce funds available for distribution to the Company’s shareholders and funds available for acquisitions;

•	Any default on the Company’s indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure and

•	The risk that necessary capital expenditures for purposes such as re-leasing space cannot be financed on favorable terms.

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

The Company’s Financial Condition Could Be Adversely Affected by Financial Covenants

The Company’s credit facilities and the indentures under which its senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, certain coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of its assets and engage in mergers and consolidations and certain acquisitions. These covenants could limit the Company’s ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to its shareholders. In addition, a breach of these covenants could cause a default or accelerate some or all of the Company’s indebtedness, which could have a material adverse effect on its financial condition.

The Company’s Ability to Continue to Obtain Permanent Financing Cannot Be Assured

In the past, the Company has financed certain acquisition and development activities in part with proceeds from its credit facilities or offerings of its debt or equity securities. These financings have been, and may continue to be, replaced by other financings. However, the Company may not be able to obtain more permanent financing for future acquisitions or development activities on acceptable terms. If market interest rates were to increase or other unfavorable market conditions were to exist at a time when amounts were outstanding under the Company’s credit facilities, or if other variable-rate debt was outstanding, the Company’s interest costs would increase, causing potentially adverse effects on its financial condition and results of operations.

If the Company Fails to Qualify as a REIT in Any Taxable Year, It Will Be Subject to U.S. Federal Income Tax as a Regular Corporation and Could Have Significant Tax Liability

The Company intends to operate in a manner that allows it to qualify as a REIT for U.S. federal income tax purposes. However, REIT qualification requires that the Company satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for which there are a limited number of judicial or administrative interpretations. The Company’s status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within its control. Accordingly, it is not certain that the Company will be able to qualify and remain qualified as a REIT for U.S. federal income tax purposes. Even a technical or inadvertent violation of the REIT requirements could jeopardize the Company’s REIT qualification. Furthermore, Congress or the Internal Revenue

Service (IRS), might change the tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect that could make it more difficult or impossible for the Company to continue to qualify as a REIT. If the Company fails to qualify as a REIT in any tax year, then:

•	The Company would be taxed as a regular domestic corporation, which, among other things, means that it would be unable to deduct distributions to its shareholders in computing its taxable income and would be subject to U.S. federal income tax on its taxable income at regular corporate rates;

•	Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to shareholders and could force the Company to liquidate assets or take other actions that could have a detrimental effect on its operating results and

•	Unless the Company was entitled to relief under applicable statutory provisions, it would be disqualified from treatment as a REIT for the four taxable years following the year during which the Company lost its qualification, and its cash available for distribution to its shareholders therefore would be reduced for each of the years in which the Company does not qualify as a REIT.

Even if the Company remains qualified as a REIT, it may face other tax liabilities that reduce its cash flow. The Company may also be subject to certain federal, state and local taxes on its income and property either directly or at the level of its subsidiaries. Any of these taxes would decrease cash available for distribution to the Company’s shareholders.

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

As a REIT, the Company must distribute at least 90% of its annual net taxable income (excluding net capital gains) to its shareholders. To the extent that the Company satisfies this distribution requirement, but distributes less than 100% of its net taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to its shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. From time to time, the Company may generate taxable income greater than its income for financial reporting purposes, or its net taxable income may be greater than its cash flow available for distribution to its shareholders. If the Company does not have other funds available in these situations, it could be required to borrow funds, sell a portion of its securities at unfavorable prices or find other sources of funds in order to meet the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax.

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

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company, and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture. These factors could limit the return that the Company receives from such investments or cause its cash flows to be lower than its estimates. There is no limitation under the Company’s amended and restated Articles of Incorporation, or its code of regulations as to the amount of funds that the Company may invest in partnerships or joint ventures. As of December 31, 2006, the Company had approximately $291.7 million of investments in and advances to unconsolidated partnerships and joint ventures holding 167 operating shopping centers.

The Company’s joint venture with TIAA-CREF is subject to various closing conditions, and property ownership through partnerships and joint ventures, including with TIAA-CREF, could limit the Company’s control of those investments and reduce the expected return.

In addition, the acquisition of the 66 IRRETI properties by the proposed TIAA-CREF joint venture is subject to additional conditions and the TIAA-CREF joint venture may not elect to acquire all of such properties. If the TIAA-CREF joint venture does not close or the TIAA-CREF joint venture does not elect to purchase all 66 IRRETI properties, but the Company nevertheless consummates the merger with IRRETI, then the Company will have to seek alternative arrangements for the ownership and management of the properties expected to be held by the TIAA-CREF joint venture, which could have an adverse effect on the expected results of operations following the merger.

The Company Expects to Continue to Pursue International Expansion Opportunities That May Subject It to Different or Greater Risks Than Those Associated with the Company’s Domestic Operations.

The Company holds interests in a joint venture in Brazil and assets in Puerto Rico. The Company expects to pursue additional investment opportunities outside the United States. International development and ownership activities carry risks that are different from those the Company faces with its domestic properties and operations. These risks include:

•	Adverse effects of changes in exchange rates for foreign currencies;

•	Changes in foreign political environments;

•	Challenges of complying with a wide variety of foreign laws including corporate governance, operations, taxes and litigation;

•	Different lending practices;

•	Cultural differences;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Difficulties in managing international operations and

•	Obstacles, including taxes, relating to the repatriation of earnings and cash.

Although the Company’s international activities currently are a relatively small portion of its business, to the extent the Company expands its international activities, these risks could increase in significance and adversely affect its results of operations and financial condition.

The Company’s Inability to Realize the Anticipated Returns from Its Retail Real Estate Assets Outside the United States Could Adversely Affect Its Results of Operations

The Company may not realize the intended benefits of the transactions outside the United States as the Company may not have any prior experience with local economies or culture. The assets may not perform as well as the Company anticipates or may not be successfully integrated, or the Company may not realize the improvements in occupancy and operating results that it anticipated. In addition, the Company could be subject to local laws governing these properties, with which it has no prior experience, and which may present new challenges for the management of the Company’s operations. Each of these factors may adversely affect the Company’s ability to achieve anticipated return on investment, which could have an adverse effect on its results of operations.

The Company’s Real Estate Investments May Contain Environmental Risks That Could Adversely Affect Its Operating Results

The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities. The Company’s operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or to have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. The Company may also be liable for other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company may incur such liability whether or not it knew of, or was responsible for, the presence of such hazardous or toxic substances. Such liability could be of substantial magnitude and divert management’s attention from other aspects of the Company’s business and, as a result, could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to its shareholders.

An Uninsured Loss or a Loss That Exceeds the Policies on the Company’s Properties Could Subject the Company to Lost Capital or Revenue on Those Properties

Under the terms and conditions of the Company’s standard lease form, tenants generally are required to indemnify and hold the Company harmless from liabilities resulting from injury to persons or property, on or off the Company’s property, due to activities conducted by the tenant on its premises, unless due to the negligence or intentional misconduct of the Company or its agents. Additionally, tenants generally are required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and full replacement value personal property damage insurance policies. The Company has obtained comprehensive liability, casualty, flood, earthquake, windstorm and rental loss insurance policies on the properties. Some or all of these policies may involve substantial deductibles and certain exclusions. Although the Company requires tenants to provide evidence of their required liability and casualty insurance under the terms and conditions of the Company’s standard lease form, the Company cannot be assured that the tenants will properly maintain their insurance policies or have the ability to pay the deductibles. Should a loss occur that is uninsured or in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

Compliance with the Americans with Disabilities Act and Fire, Safety and Other Regulations May Require the Company to Make Unintended Expenditures That Could Adversely Impact the Company’s Cash Flows

All of the Company’s properties are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom the Company leases properties are obligated by law to comply with the ADA provisions, and typically under leases, tenants are obligated to cover costs associated with compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, the Company could be required to expend funds to comply with the provisions of the ADA, which could adversely affect the results of operations and financial condition and its ability to make distributions to shareholders. In addition, the Company is required to operate the properties in compliance with applicable fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. The Company may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on its ability to meet its financial obligations and make distributions to the shareholders.

Changes in Market Conditions Could Adversely Affect the Market Price of the Company’s Publicly Traded Securities

As with other publicly traded securities, the market price of the Company’s publicly traded securities depends on various market conditions, which may change from time to time. Among the market conditions that may affect the market price of the Company’s publicly traded securities are the following:

•	The extent of institutional investor interest in the Company;

•	The reputation of REITs in general and the reputation of REITs with similar portfolios;

•	The attractiveness of the securities of REITs in comparison to securities issued by other entities (including securities issued by other real estate companies);

•	The Company’s financial condition and performance;

•	The market’s perception of the Company’s growth potential and future cash dividends;

•	An increase in market interest rates, which may lead prospective investors to demand a higher distribution rate in relation to the price paid for the Company’s shares;

•	General economic and financial market conditions and

•	Counterparties to certain transactions may enter into hedging transactions that could impact the price of the Company’s common shares. In August 2006, the Company entered into a capped call transaction in connection with the sale of its 3.50% convertible senior notes due 2011, and in December 2006, the Company entered into a forward sale agreement for DDR common shares.

The Company Can Issue Additional Securities Without Shareholder Approval

The Company can issue preferred, equity and common stock without shareholder approval subject to certain limitations in the Company’s Articles of Incorporation. Holders of preferred stock have priority over holders of common stock, and the issuance of additional shares of common stock reduces the interest of existing holders in the Company.

The Company’s Executive Officers Have Agreements That Provide Them with Benefits in the Event of a Change in Control of the Company or if Their Employment Agreements Are Not Renewed

The Company has entered into employment agreements with certain of its executive officers that provide them with severance benefits if their employment ends under certain circumstances following a change in control of the Company or if the Company terminates the executive officer “without cause” as defined in the employment agreements. These benefits could increase the cost to a potential acquirer of the Company and thereby prevent or deter a change in control of the Company that might involve a premium price for the common shares or otherwise adversely affect the interests of the shareholders.

Item 1b.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

At December 31, 2006, the Portfolio Properties included 467 shopping centers (167 of which are owned through unconsolidated joint ventures and 39 that are consolidated by the Company) and seven business centers. The shopping centers consist of 446 community shopping centers, 17 enclosed mini-malls and four lifestyle centers. The Portfolio Properties also include more than 1,170 undeveloped acres primarily located adjacent to certain of the shopping centers. The shopping centers aggregate approximately 85.3 million square feet of Company-owned GLA (approximately 109.1 million square feet of total GLA) and are located in 44 states, plus Puerto Rico and Brazil, principally in the Southeast and Midwest, with significant concentrations in New York, Florida and Ohio. The business centers aggregate 0.8 million square feet of Company-owned GLA and are located in five states, primarily in Maryland.

The Company’s shopping centers are designed to attract local area customers and are typically anchored by two or more national tenant anchors (such as Wal-Mart, Kohl’s or Target). The properties often include a supermarket, drug store, junior department store and/or other major “category-killer” discount retailers as additional anchors. The tenants of the shopping centers typically offer day-to-day necessities rather than high-priced luxury items. As one of the nation’s largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers, many of which occupy space in the shopping centers.

Shopping centers make up the largest portion of the Company’s portfolio, comprising 78.6 million (92.1%) square feet of Company-owned GLA. Enclosed mini-malls account for 5.1 million (6.0%) square feet of Company-owned GLA, and lifestyle centers account for 1.6 million (1.9%) square feet of the Company-owned GLA. At December 31, 2006, the average annualized base rent per square foot of Company-owned GLA of the Company’s 261 wholly-owned shopping centers was $10.80. For the 167 shopping centers owned through joint ventures, 39 of which are consolidated assets, annualized base rent per square foot was $12.69. The average annualized base rent per square foot of the Company’s business centers was $11.18.

Information as to tenants that individually accounted for at least 1.0% of total annualized base rent of the Company’s properties at December 31, 2006, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. In addition, as of December 31, 2006, unless otherwise indicated, with respect to the 467 shopping centers:

•	129 of these properties are anchored by a Wal-Mart, Kohl’s or Target store;

•	These properties range in size from 10,000 square feet to approximately 1,100,000 square feet of total GLA (with 73 properties exceeding 400,000 square feet of total GLA);

•	Approximately 65.8% of the aggregate Company-owned GLA of these properties is leased to national tenants, including subsidiaries, approximately 20.1% is leased to regional tenants and approximately 9.3% is leased to local tenants;

•	Approximately 95.2% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2006. With respect to the properties owned by the Company as of December 31 for each of the last five years beginning with 2002, between 94.3% and 95.3% of aggregate Company-owned GLA of these properties was occupied;

•	Eight wholly-owned properties are currently being expanded by the Company, and six properties owned by joint ventures are being expanded. The Company is pursuing the expansion of 12 additional wholly-owned properties and three joint venture properties and

•	Seven wholly-owned properties and four joint venture properties are currently being developed by the Company. The Company is pursuing the development of two additional wholly-owned properties.

Tenant Lease Expirations and Renewals

The following table shows tenant lease expirations for the next ten years at the Company’s 261 wholly-owned shopping centers and seven business centers, assuming that none of the tenants exercise any of their renewal options:

				Average
				Base	Percentage of	Percentage of
			Annualized	Rent Per	Total Leased	Total Base
		Approximate	Base Rent	Sq. Foot	Sq. Footage	Rental Revenues
	No. of	Lease Area in	Under Expiring	Under	Represented	Represented by
Expiration	Leases	Square Feet	Leases	Expiring	by Expiring	Expiring
Year	Expiring	(Thousands)	(Thousands)	Leases	Leases	Leases

2007	796	3,551	$39,425	$11.10	7.0%	7.8%
2008	707	3,670	43,679	11.90	7.2	8.6
2009	674	4,191	49,032	11.70	8.2	9.6
2010	610	3,969	44,521	11.22	7.8	8.8
2011	640	5,063	61,903	12.23	9.9	12.2
2012	295	3,860	42,499	11.01	7.6	8.4
2013	156	2,724	27,570	10.12	5.4	5.4
2014	165	2,934	31,271	10.66	5.8	6.2
2015	163	2,751	30,049	10.92	5.4	5.9
2016	148	2,508	29,952	11.94	4.9	5.9

Total	4,354	35,221	$399,901	$11.35	69.2%	78.8%

The following table shows tenant lease expirations for the next ten years at the Company’s 167 joint venture shopping centers, including 39 consolidated shopping centers, assuming that none of the tenants exercise any of their renewal options:

				Average
				Base	Percentage of	Percentage of
			Annualized	Rent Per	Total Leased	Total Base
		Approximate	Base Rent	Sq. Foot	Sq. Footage	Rental Revenues
	No. of	Lease Area in	Under Expiring	Under	Represented	Represented by
Expiration	Leases	Square Feet	Leases	Expiring	by Expiring	Expiring
Year	Expiring	(Thousands)	(Thousands)	Leases	Leases	Leases

2007	943	2,313	$43,914	$18.99	6.6%	10.6%
2008	509	1,758	26,631	15.15	5.0	6.4
2009	620	2,647	36,139	13.65	7.5	8.7
2010	516	3,099	43,388	14.00	8.8	10.5
2011	591	3,003	51,045	17.00	8.5	12.3
2012	165	2,044	25,142	12.30	5.8	6.1
2013	112	1,361	17,932	13.18	3.9	4.3
2014	111	2,013	25,212	12.52	5.7	6.1
2015	80	1,709	19,305	11.30	4.9	4.7
2016	91	2,387	23,981	10.05	6.8	5.8

Total	3,738	22,334	$312,689	$14.00	63.5%	75.5%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

	Alabama
1	Birmingham, AL	Brook Highland Plaza 5291 Hwy 280 South	35242	SC	Fee	1994/2003	1994	100%	423,493	$4,685,857	$10.01	94.9%	Dick’s Sporting Goods (2017), Goody’s (2009), Regal Cinemas (2014), Stein Mart (2011), Office Max (2011), Michaels (2009), Home Goods (2016), Books-A-Million (2010), Ross Dress For Less (2014), Lowe’s Home Improvement (Not Owned)
2	Birmingham, AL	Eastwood Festival Center 7001 Crestwood Boulevard	35210	SC	Fee	1989/1999	1995	100%	300,280	$1,458,818	$7.30	66.6%	Office Depot (2007), Dollar Tree (2009), Burlington Coat Factory (2008), Home Depot (Not Owned), Western Supermarkets (Not Owned)
3	Birmingham, AL	Riverchase Promenade Montgomery Highway	35244	SC	Fee (3)	1989	2002	14.5%	120,108	$1,761,372	$15.42	95.1%	Marshall’s (2008), Goody’s (Not Owned), Toys ’R Us (Not Owned)
4	Gadsden, AL	East Side Plaza 3010-3036 E. Meighan Boulevard	35903	SC	Fee	1979/2004	2003	100%	85,196	$271,508	$5.12	62.3%	Fred’s (2009), Food World (Not Owned)
5	Opelika, AL	Pepperell Corners 2300-2600 Pepperell Parkway OP	36801	SC	Fee	1995	2003	100%	306,224	$1,506,377	$5.81	84.7%	Lowe’s Home Improvement (2012), Goody’s (2010), Steve & Barry’s (2014)
6	Scottsboro, AL	Scottsboro Marketplace 24833 John P Reid Parkway	35766	SC	Fee	1999	2003	100%	40,560	$455,004	$11.22	100%	Goody’s (2011), Wal-Mart (Not Owned)
	Arizona
7	Ahwatukee, AZ	Foothills Towne Center (II) 4711 East Ray Road	85044	SC	Fee (3)	1996/1997/ 1999	1997	50%	647,883	$10,286,617	$15.62	98.1%	Jo-Ann Stores (2010), Best Buy (2014), Bassett Furniture (2010), AMC Theatres (2021), Ashley Furniture Homestore (2011), Barnes & Noble (2012), Stein Mart (2011), Babies ’R Us (2007), Ross Dress For Less (2012), Office Max (2012)
8	Chandler, AZ	Mervyns Plaza 2992 N. Alma School Road	85224	MV	Fee	1985	2005	50%	74,862	$673,200	$8.99	100%	Mervyns (2020)
9	Mesa, AZ	Superstition Springs Center 6505 East Southern Avenue	85206	MV	Fee	1990	2005	50%	86,858	$1,151,580	$13.26	100%	Mervyns (2020)
10	Phoenix, AZ	Paradise Village Gateway Tatum & Shea Boulevards	85028	SC	Fee	1997/2004	2003	67%	223,161	$4,083,270	$17.54	93.4%	Bed Bath & Beyond (2011), Ross Dress For Less (2007), PETsMART (2015), Staples (2010), Albertson’s-Osco Drug (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

11	Phoenix, AZ	Deer Valley Towne Center 2805 West Agua Fria Freeway	85027	SC	Fee	1996	1999	100%	197,009	$3,106,346	$15.77	100%	Ross Dress For Less (2009), Office Max (2013), PETsMART (2014), Michaels (2009), Target (Not Owned), AMC Theatres (Not Owned)
12	Phoenix, AZ	Deer Valley 4255 W. Thunderbird Road	85053	MV	Fee	1979	2005	50%	81,009	$819,060	$10.11	100%	Mervyns (2020)
13	Phoenix, AZ	Arrowhead Crossing 7553 West Bell Road	85382	SC	Fee (3)	1995	1996	50%	346,428	$4,551,902	$13.41	98.0%	Staples (2009), CompUSA (2013), Mac Frugal’s (2010), Barnes & Noble (2011), T.J. Maxx (2011), Circuit City (2016), DSW Shoe Warehouse (2017), Bassett Furniture (2009), Linens ’N Things (2011), Fry’s (Not Owned)
14	Phoenix, AZ	Silver Creek Plaza 4710 E. Ray Road	85044	MV	Fee	1994	2005	50%	76,214	$855,780	$11.23	100%	Mervyns (2020)
15	Phoenix, AZ	Phoenix Spectrum Mall 1641 West Bethany Home Road	85015	SC	GL (3)	1961	2004	20%	391,436	$5,313,524	$9.01	100%	Costco Wholesale (2020), Ross Dress For Less (2013), PETsMART (2019), Harkins Theatre (2002), Wal-Mart (Not Owned), Dillard’s (Not Owned)
16	Tucson, AZ	Santa Cruz Plaza 3660 S. 16th Avenue	85713	MV	Fee	1982	2005	50%	76,126	$513,060	$6.74	100%	Mervyns (2020)
	Arkansas
17	Fayetteville, AR	Spring Creek Centre 464 E. Joyce Boulevard	72703	SC	Fee (3)	1997/1999/ 2000/2001	1997	14.5%	262,827	$3,078,826	$11.71	100%	T.J. Maxx (2011), Best Buy (2017), Goody’s (2013), Old Navy (2010), Bed Bath & Beyond (2009), Wal-Mart Super Center (Not Owned), Home Depot (Not Owned)
18	Fayetteville, AR	Steele Crossing 3533-3595 N. Shiloh Drive	72703	SC	Fee (3)	2003	2003	14.5%	50,314	$1,005,371	$14.40	100%	Kohl’s (Not Owned), Target (Not Owned)
19	N. Little Rock, AR	McCain Plaza 4124 East McCain Boulevard	72117	SC	Fee	1991/2004	1994	100%	295,013	$1,866,558	$6.88	92.0%	Bed Bath & Beyond (2013), T.J. Maxx (2007), Cinemark (2011), Burlington Coat Factory (2014), Michaels (2014), Sports Authority (2013)
20	Russellville, AR	Valley Park Centre 3093 East Main Street	72801	SC	Fee	1992	1994	100%	205,429	$1,427,695	$7.33	94.8%	Hobby Lobby (2016), Stage (2010), J.C. Penney (2012)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

	Brazil
21	Brasilia	Patio Brasil Shopping SCS Quadra 07 BL A	70307-902	SC	Fee	1997/2001	2006	4.85%	329,642	$10,592,498	$32.59	98.6%	Lojas Americanas (2999), Otoch (2007), Riachuelo (2007), C&A (Not Owned) (2999), Renner (2011), Centauro (2007)
22	Capinas	Parque Dom Pedro Av. Guilherme Campos, 500	01387-001	SC	Fee	2001	2006	48.27%	1,367,064	$21,271,498	$16.18	96.2%	Lojas Americanas (2014), Casas Bahia (2011), Centauro (2012), Marisa (2016), Big (2021), Etna (2015), Pernambucanas (2012), Riachuelo (2012), C&A (Not Owned) (2999), Zara (2014), Renner (2014), FNAC (2012)
23	Estrada Do Campo Limpo	Campo Limpo Shopping Estrada Do Campo Limpo 459	05777-001	SC	Fee	2005	2006	9.32%	215,390	$1,952,987	$10.47	86.6%	C&A (2016), Marisa (2016), Compre Bem (2012), Casas Bahia (2011)
24	Franca	Franca Shopping Av. Rio Negro, 1100	14406-901	SC	Fee	1993	2006	30.06%	194,452	$1,408,105	$8.19	88.4%	C&A (2016), Casas Bahia (2009), Magazine Luiza (2010), Lojas Americanas (2014), C&C (2011)
25	Sao Bernado Do Campo	Shopping Metropole Praca Samuel Sabatine, 200	09750-902	SC	Fee	1980/1995/1997	2006	4.66%	273,613	$7,310,718	$31.12	85.9%	Lojas Americanas (2007), Renner (2007)
26	Sao Paulo	Shopping Penha Ruo Dr Joao Ribeiro, 304	03634-010	SC	Fee	1992/2004	2006	34.1%	321,299	$5,052,366	$16.83	93.4%	Marisa & Familia (2014), Sonda (2014), Lojas Americanas (2013), Kalunga (2010), C&A (2014)
27	Sao Paulo	Plaza Sul Praca Leonor Kaupa	04151-100	SC	Fee	1994	2006	9.32%	265,322	$6,791,170	$31.31	81.7%	Lojas Americanas (2011), C&A (Not Owned) (2020), Luigi Bertolli (2007), Camicado (2010), Monday ACADEMIA (2009), Renner (2010), DEPAMERICANAS (2011), DEPOSITO VIVENDA DO CAMARAO (2007), DEP ShoeBIZ (2007)
28	Sao Paulo	Boavista Shopping Rua Borba Gato, 59	04747-030	SC	Fee	2004	2006	46.61%	279,933	$3,023,762	$12.95	83.4%	C&A (2014), Marisa & Familia (2014), Sonda (2999)
29	Sao Paula	Tivoli Shopping Av. Santa Barbara, 777	13456-080	SC	Fee	1993/2006	2006	11.65%	221,910	$2,401,498	$11.30	95.8%	Lojas Americanas (2014), Unimed (2010), Magazine Luiza (2008), C&A (Not Owned) (2016), Paulistao (2016)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

	California
30	Anaheim, CA	Anaheim Hills Festival Center 8100 E. Santa Ana Canyon Road	92808	MV	Fee	1992	2005	50%	77,883	$1,301,520	$16.71	100%	Mervyns (2020)
31	Antioch, CA	County East Shopping Center 2602 Somersville Road	94509	MV	Fee	1970	2005	50%	75,339	$1,181,160	$15.68	100%	Mervyns (2020)
32	Buena Park, CA	Buena Park Mall and Entertain 100 Buena Park	90620	SC	Fee (3)	1965	2004	50%	723,988	$9,244,282	$16.44	76.4%	Circuit City (2018), DSW Shoe Warehouse (2013), Ross Dress For Less (2010), Bed Bath & Beyond (2011), Steve & Barry’s (2014), Kohl’s (2024), Krikorian Premier Theatres (2023), Michaels (2014), Sears (Not Owned), Wal-Mart (Not Owned)
33	Burbank, CA	Burbank Town Center 245 E. Magnolia Boulevard	91502	MV	GL	1991	2005	50%	89,182	$1,624,860	$18.22	100%	Mervyns (2020)
34	Chino, CA	Chino Town Square Shopping 5517 Philadelphia Street	91710	MV	Fee	1986	2005	50%	81,282	$870,060	$10.70	100%	Mervyns (2020)
35	Clovis, CA	Sierra Vista Mall 1000 Shaw Avenue	93612	MV	GL	1988	2005	50%	75,088	$714,000	$9.51	100%	Mervyns (2020)
36	El Cajon, CA	Westfield Shopping Town 565 Fletcher Parkway	92020	MV	GL	1989	2005	50%	85,744	$1,253,580	$14.62	100%	Mervyns (2020)
37	Fairfield, CA	Westfield Solano Mall 1451 Gateway Boulevard	94533	MV	Fee	1981	2005	50%	89,223	$1,625,880	$18.22	100%	Mervyns (2020)
38	Folsom, CA	Folsom Square 1010 E. Bidwell Street	95630	MV	Fee	2003	2005	50%	79,080	$1,154,640	$14.60	100%	Mervyns (2020)
39	Foothills Ranch, CA	Foothills Ranch Town Center 26732 Portola Parkway	92610	MV	Fee	1993	2005	50%	77,934	$1,050,600	$13.48	100%	Mervyns (2020)
40	Garden Grove, CA	Garden Grove Center 13092 Harbor Boulevard	92843	MV	Fee	1982	2005	50%	83,746	$752,760	$8.99	100%	Mervyns (2020)
41	Lancaster, CA	Valley Central Discount 44707-44765 Valley Central Way	93536	SC	Fee (3)	1990	2001	20%	353,483	$3,784,221	$10.77	99.4%	Marshall’s (2007), Circuit City (2011), Staples (2008), Cinemark Movies 12 (2017), Wal-Mart (2010), 99 Cents Only (2014), Costco (Not Owned)
42	Lompoc, CA	Mission Plaza 1600 N. H Street	93436	MV	Fee	1992	2005	50%	62,523	$350,880	$5.61	100%	Mervyns (2020)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

43	Long Beach, CA	The Pike 95 South Pine Avenue	90802	SC	Fee	2005	1*	100%	220,913	$3,217,049	$14.06	88.1%	Cinemark (2008), Borders Books and Music (2016), Club V2O (2019)
44	Madera, CA	Madera 1467 Country Club Drive	93638	MV	Fee	1990	2005	50%	59,720	$200,940	$3.36	100%	Mervyns (2020)
45	North Fullerton, CA	North Fullerton 200 Imperial Highway	92835	MV	Fee	1991	2005	50%	76,360	$772,140	$10.11	100%	Mervyns (2020)
46	Northridge, CA	Northridge Plaza 8800 Corbin Avenue	91324	MV	GL	1980	2005	50%	75,326	$542,640	$7.20	100%	Mervyns (2020)
47	Oceanside, CA	Ocean Place Cinemas 401-409 Mission Avenue	92054	SC	Fee	2000	1*	100%	80,450	$1,266,104	$16.36	96.2%	Regal Cinemas (2014)
48	Palmdale, CA	Antelope Valley Mall 1305 W. Rancho Vista Boulevard	93551	MV	Fee	1992	2005	50%	76,550	$829,260	$10.83	100%	Mervyns (2020)
49	Pasadena, CA	Paseo Colorado 280 East Colorado Boulevard	91101	SC	Fee	2001	2003	100%	556,961	$11,295,175	$21.72	93.4%	Gelson’s Market (2021), Loehmann’s (2015), Equinox (2017), Macy’s (2010), Pacific Theatres Exhib. Corp (2016), DSW Shoe Warehouse (2011), J. Jill (2012), PF Changs China Bistro (2016), Bombay Company (2011), Tommy Bahama (2011), Sephora (2011)
50	Pleasant Hill, CA	Downtown Pleasant Hill 2255 Contra Costa Blvd. #101	94523	SC	Fee (3)	1999/2000	2001	20%	345,930	$6,739,976	$20.84	93.5%	Albertson’s (2020), Michaels (2010), Borders Books and Music (2015), Century Theatre (2016), Bed Bath & Beyond (2010), Ross Dress For Less (2010)
51	Porterville, CA	Porterville Market Place 1275 W. Henderson Avenue	93257	MV	Fee	1991	2005	50%	76,378	$515,100	$6.74	100%	Mervyns (2020)
52	Redding, CA	Shasta Center 1755 Hilltop Drive	96002	MV	Fee	1984	2005	50%	61,363	$620,160	$10.11	100%	Mervyns (2020)
53	Richmond, CA	Hilltop Plaza 3401 Blume Drive	94806	SC	Fee (3)	1996/2000	2002	20%	245,774	$3,759,633	$15.49	98.8%	Office Max (2011), PETsMART (2012), Ross Dress For Less (2008), Barnes & Noble (2011), Circuit City (2017), Century Theatre (2016)
54	San Diego, CA	Southland Shopping Plaza 575 Saturn Boulevard	92154	MV	Fee	1982	2005	50%	75,207	$1,013,880	$13.48	100%	Mervyns (2020)
55	San Diego, CA	College Grove Shopping Center 3450 College Avenue	92115	MV	Fee	1991	2005	50%	73,872	$846,576	$11.46	100%	Mervyns (2020)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

56	San Francisco, CA	Van Ness Plaza 215 1000 Van Ness Avenue	94109	SC	GL	1998	2002	100%	123,755	$3,796,758	$36.78	83.4%	AMC Theatres (2030), Crunch Fitness (2008)
57	Santa Maria, CA	Town Center West 201 Town Center West	93458	MV	Fee	1988	2005	50%	84,886	$762,960	$8.99	100%	Mervyns (2020)
58	Santa Rosa, CA	Santa Rosa Plaza 600 Santa Rosa Plaza	95401	MV	Fee	1981	2005	50%	90,348	$1,526,940	$16.90	100%	Mervyns (2020)
59	Slatten Ranch, CA	Slatten Ranch Shopping Center 5849 Lone Tree Way	94531	MV	Fee	2002	2005	50%	78,819	$1,328,040	$16.85	100%	Mervyns (2020)
60	Sonora, CA	Sonora Crossroad Shopping 1151 Sanguinetti Road	95370	MV	Fee	1993	2005	50%	62,214	$733,380	$11.79	100%	Mervyns (2020)
61	Tulare, CA	Arbor Faire Shopping Center 1675 Hillman Street	93274	MV	Fee	1991	2005	50%	62,947	$566,100	$8.99	100%	Mervyns (2020)
62	Ukiah, CA	Ukiah 437 North Orchard Avenue	95482	MV	Fee	1990	2005	50%	58,841	$330,480	$5.62	100%	Mervyns (2020)
63	Valencia, CA	24235 Magic Mountain Parkway	91355	MV	GL	1986	2006	100%	75,590	$951,000	$12.58	100%	Mervyns (2020)
64	West Covina, CA	West Covina Shopping Center 2753 E. Eastland Center Drive	91791	MV	GL	1979	2005	50%	79,800	$1,545,300	$19.36	100%	Mervyns (2020)
	Colorado
65	Alamosa, CO	Alamosa Plaza 145 Craft Drive	81101	SC	Fee	1986	1*/2*	100%	19,875	$76,213	$7.53	88.7%	City Market, Inc. (Not Owned), Big ‘‘R” (Not Owned)
66	Aurora, CO	Pioneer Hills 5400-5820 South Parker	80012	SC	Fee (3)	2003	2003	14.5%	127,215	$2,437,017	$17.52	100%	Bed Bath & Beyond (2012), Office Depot (2017), Home Depot (Not Owned), Wal-Mart (Not Owned)
67	Broomfield, CO	Flatiron Marketplace Garden 1 West Flatiron Circle	80021	SC	Fee	2001	2003	100%	245,182	$5,066,906	$20.65	95.8%	Nordstrom Rack (2011), Linens ’N Things (2017), Best Buy (2016), Office Depot (2016), Great Indoors (Not Owned)
68	Denver, CO	Tamarack Square 777 East Hampden	80231	SC	Fee	1976	2001	100%	174,780	$1,936,476	$13.49	70.8%	Regency Theatres Tamarac Sq. (2008)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

69	Denver, CO	Centennial Promenade 9555 East County Line Road	80223	SC	Fee	1997/2002	1997	100%	408,337	$6,856,637	$16.79	100%	Golfsmith Golf Center (2012), Soundtrack (2017), Ross Dress For Less (2008), Office Max (2012), Michaels (2007), Toys ’R Us (2011), Borders Books and Music (2017), Loehmann’s (2012), Home Depot (Not Owned), Recreational Equipment (Not Owned)
70	Denver, CO	University Hills 2730 South Colorado Boulevard	80222	SC	Fee	1997	2003	100%	244,383	$4,107,334	$16.81	100%	Linens ’N Things (2013), Pier 1 Imports (2014), Office Max (2012), King Soopers (2017)
71	Fort Collins, CO	Mullberry and Lemay Crossings Mullberry Street & S. Lemay Avenue	80525	SC	Fee	2004	2003	100%	18,988	$425,171	$22.39	100%	Wal-Mart (Not Owned), Home Depot (Not Owned)
72	Littleton, CO	Aspen Grove 7301 South Santa Fe	80120	LC	Fee	2002	1*	100%	231,450	$6,608,751	$28.10	95.2%	Coldwater Creek (2011), Talbots (2012), Ann Taylor (2012), J. Crew (2012), Banana Repubic (2012), Gap (2012), Williams-Sonoma (2014), J. Jill (2012), Bombay Company (2012), Pier 1 Imports (2011), Joseph A. Bank Clothers (2012), Buca di Beppo (2013), Champps (2022), Pottery Barn (2014)
73	Parker, CO	Flatacres Marketcenter South Parker Road	80134	SC	GL (3)	2003	2003	14.5%	116,644	$2,036,712	$14.89	100%	Bed Bath & Beyond (2014), Gart Sports (2014), Michaels (2013), Kohl’s (Not Owned)
74	Parker, CO	Parker Pavilions 11153-11183 South Parker Road	80134	SC	Fee (3)	2003	2003	14.5%	89,631	$1,717,576	$18.82	96.0%	Office Depot (2016), Home Depot (Not Owned), Wal-Mart (Not Owned)
	Connecticut
75	Plainville, CT	Connecticut Commons I-84 & Route 9	06062	SC	Fee (3)	1999/2001	1*	14.5%	463,394	$6,078,340	$11.81	93.9%	Lowe’s Home Improvement (2019), Kohl’s (2022), DSW Shoe Warehouse (2015), Dick’s Sporting Goods (2020), PETsMART (2015), A.C. Moore (2014), Old Navy (2011), Linens ’N Things (2017), Plainville Theatre (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

	Florida
76	Bayonet Point, FL	Point Plaza US 19 & SR 52	34667	SC	Fee	1985/2003	1*/2*	100%	209,714	$1,368,254	$6.52	100%	Publix Super Markets (2010), Beall’s (2014), T.J. Maxx (2010)
77	Boynton Bay, FL	Meadows Square Hypoluxo Road & N. Congress Avenue	33461	SC	Fee	1986	2004	100%	106,224	$1,430,752	$13.92	96.8%	Publix Super Markets (2011)
78	Brandon, FL	Kmart Shopping Center 1602 Brandon Boulevard	33511	SC	GL	1972/1997/ 2003	2*	100%	161,900	$787,939	$3.60	100%	Kmart (2007), Kane Furniture (Not Owned)
79	Brandon, FL	Lake Brandon Plaza Causeway Boulevard	33511	SC	Fee (3)	1999	2003	14.5%	148,267	$1,887,491	$11.65	100%	CompUSA (2017), Jo-Ann Stores (2017), Publix Super Markets (2019), Babies ’R Us (Not Owned)
80	Brandon, FL	Lake Brandon Village Causeway Boulevard	33511	SC	Fee (3)	1997/2004	2003	14.5%	113,986	$1,485,688	$13.03	100%	Linens ’N Things (2014), Sports Authority (2018), PETsMART (2020), Lowe’s Home Improvement (Not Owned)
81	Crystal River, FL	Crystal River Plaza 420 Sun Coast Highway	33523	SC	Fee	1986/2001	1*/2*	100%	160,135	$768,030	$7.39	64.9%	Beall’s (2012), Beall’s Outlet (2011)
82	Daytona Beach, FL	Volusia 1808 W. International Speedway	32114	SC	Fee	1984	2001	100%	76,087	$885,207	$12.83	90.7%	Marshall’s (2010)
83	Englewood, FL	Rotondo Plaza 5855 Placida Road	34224	SC	Fee	1991	2004	100%	46,835	$450,719	$9.92	97.0%	Kash N’ Karry (2011)
84	Gulf Breeze, FL	Gulf Breeze Marketplace 3749-3767 Gulf Breeze Parkway	32561	SC	Fee	1998	2003	100%	29,827	$415,604	$15.97	87.3%	Lowe’s Home Improvement (Not Owned) Wal-Mart (Not Owned)
85	Jacksonville, FL	Jacksonville Regional 300 Dunn Avenue	32218	SC	Fee	1988	1995	100%	219,735	$1,412,132	$6.72	95.6%	J.C. Penney (2007) Winn Dixie Stores (2009)
86	Jacksonville, FL	Arlington Road Plaza 926 Arlington Road	32211	SC	Fee	1990/1999	2004	100%	182,098	$861,692	$6.95	68.1%	Food Lion (2010)
87	Lakeland, FL	Highlands Plaza Shopping Center 2228 Lakelands Highland Road	33803	SC	Fee	1990	2004	100%	102,572	$803,907	$8.50	92.2%	Winn Dixie Stores (2017)
88	Marianna, FL	The Crossroads 2814-2822 Highway 71	32446	SC	Fee	1990	1*/2*	100%	63,894	$309,150	$5.45	88.9%	Beall’s (2008)
89	Miami, FL	The Shops of Midtown 3401 North Miami Avenue	33127	SC	Fee	2006	1*	100%	208,976	$782,760	$3.75	100%	Circuit City (2022)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

90	Naples, FL	Carillon Place 5010 Airport Road North	33942	SC	Fee (3)	1994	1995	14.5%	267,808	$3,141,120	$11.98	97.9%	Wal-Mart (2014), T.J. Maxx (2009), Circuit City (2015), Ross Dress For Less (2010), Office Max (2010)
91	Ocala, FL	Ocala West 2400 SW College Road	32674	SC	Fee	1991	2003	100%	104,563	$832,398	$7.96	100%	Sports Authority (2012), Hobby Lobby (2016)
92	Orange Park, FL	The Village Shopping Center 950 Blanding Boulevard	32065	SC	Fee	1993/2000	2004	100%	72,531	$695,320	$9.59	100%	Beall’s (2009), Albertson’s (Not Owned)
93	Ormond Beach, FL	Ormond Towne Square 1458 West Granada Boulevard	32174	SC	Fee	1993	1994	100%	234,042	$1,925,447	$8.67	94.8%	Beall’s (2018), Ross Dress For Less (2016), Publix Super Markets (2013)
94	Oviedo, FL	Oviedo Park Crossing Rte. 417 & Red Bug Lake Road	32765	SC	Fee (3)	1999	1*	20%	186,212	$2,020,892	$10.85	100%	Office Max (2014), Ross Dress For Less (2010), Michaels (2009), T.J. Maxx (2010), Linens ’N Things (2011), Lowe’s Home Improvement (Not Owned)
95	Palm Harbor, FL	The Shoppes of Boot Ranch 300 East Lake Road	34685	SC	Fee	1990	1995	100%	52,395	$963,566	$18.39	100%	Albertson’s (Not Owned), Target (Not Owned)
96	Pensacola, FL	Palafox Square 8934 Pensacola Boulevard	32534	SC	Fee	1988/1997/ 1999	1*/2*	100%	17,150	$243,830	$14.22	100%	Wal-Mart (Not Owned)
97	Spring Hill, FL	Mariner Square 13050 Cortez Boulevard	34613	SC	Fee	1988/1997	1*/2*	100%	188,924	$1,625,916	$8.45	98.8%	Beall’s (2011), Ross Dress For Less (2014), Wal-Mart (Not Owned)
98	Tallahassee, FL	Capital West 4330 West Tennessee Street	32312	SC	Fee	1994/2004	2003	100%	58,386	$437,776	$7.71	97.3%	Beall’s Outlet (2009), Wal-Mart (Not Owned)
99	Tampa, FL	North Pointe Plaza 15001-15233 North Dale Mabry	33618	SC	Fee (3)	1990	1*/2*	20%	104,460	$1,301,376	$12.70	98.1%	Publix Super Markets (2010), Wal-Mart (Not Owned)
100	Tampa, FL	Horizon Park Shopping Center 3908 West Hillsborough Highway	33614	SC	Fee	1987/2003	2004	100%	215,817	$1,771,557	$9.97	82.3%	Northern Tool (2015), Babies ’R Us (2008), Pearl Artist & Craft Supply (2007)
101	Tampa, FL	Town ’N Country 7021-7091 West Waters Avenue	33634	SC	Fee	1990	1*/2*	100%	134,309	$1,026,791	$8.27	92.5%	Beall’s (2007), Kash N Karry (2010), Wal-Mart (Not Owned)
102	Tarpon Springs, FL	Tarpon Square 41232 US 19, North	34689	SC	Fee	1974/1998	1*/2*	100%	198,797	$1,402,282	$6.75	100%	Kmart (2009), Big Lots (2012), Staples (2013)
103	West Pasco, FL	Pasco Square 7201 County Road 54	34653	SC	Fee	1986	1*/2*	100%	135,421	$793,789	$7.25	80.8%	Beall’s Outlet (2013), Dollar General (2016), Wal-Mart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

	Georgia
104	Athens, GA	Athens East 4375 Lexington Road	30605	SC	Fee	2000	2003	100%	24,000	$304,884	$14.95	85.0%	Wal-Mart (Not Owned)
105	Atlanta, GA	Pleasant Hill Plaza 1630 Pleasant Hill Road	30136	SC	Fee	1990	1994	100%	99,025	$664,794	$13.00	51.6%	Wal-Mart (Not Owned)
106	Atlanta, GA	Perimeter Pointe 1155 Mt. Vernon Highway	30136	SC	Fee (3)	1995/2002	1995	14.5%	343,155	$4,784,540	$14.22	92.8%	Stein Mart (2010), Babies ’R Us (2012), Sports Authority (2012), L.A. Fitness (2016), Office Depot (2012), United Artists Theatre (2015)
107	Chamblee, GA	Chamblee Plaza Peachtree Industrial Boulevard	30341	SC	Fee	1976	2003	100%	175,969	$928,495	$9.10	58.0%	POP-N-SHOP (2006)
108	Columbus, GA	Bradley Park Crossing 1591 Bradley Park Drive Columbus	31904	SC	Fee	1999	2003	100%	119,786	$1,339,825	$11.32	98.8%	Goody’s (2011), PETsMART (2015), Michaels (2009), Target (Not Owned)
109	Cummings, GA	Cummings Marketplace Marketplace Boulevard	30041	SC	Fee	1997/1999	2003	100%	308,557	$3,755,272	$11.67	100%	Goody’s (2012), Lowe’s Home Improvement (2019), Michaels (2010), Office Max (2013), Home Depot (Not Owned), Wal-Mart (Not Owned)
110	Douglasville, GA	Douglasville Marketplace 6875 Douglas Boulevard	30135	SC	Fee	1999	2003	100%	86,158	$1,450,285	$10.41	100%	Best Buy (2015), Babies ’R Us (2011), Lowe’s Home Improvement (Not Owned)
111	Lafayette, GA	Lafayette Center 1109 North Main Street	30728	SC	Fee	1990	2003	100%	75,622	$466,121	$6.75	87.8%	Farmers Home Furniture (2009), Food Lion (2019)
112	Lawrenceville, GA	Five Forks Village 850 Mall Parkway	30044	SC	Fee (3)	1990	2003	10%	89,064	$496,220	$15.73	35.4%
113	Lilburn, GA	Five Forks Crossing 3055 Five Forks Trickum Road	30047	SC	Fee (3)	2000/2001	2003	10%	73,910	$700,052	$9.47	100%	Kroger (2012)
114	Lithonia, GA	The Shoppes at Turner Hill 8200 Mall Parkway	30038	SC	Fee (3)	2004	2003	14.5%	113,675	$1,655,283	$13.15	100%	Best Buy (2018), Bed Bath & Beyond (2013), Toys ’R Us (Not Owned), Sam’s Club (Not Owned)
115	Loganville, GA	Midway Plaza 910 Athens Highway	30052	SC	Fee (3)	1995	2003	20%	91,196	$960,455	$11.01	95.6%	Kroger (2016)
116	Madison, GA	Beacon Heights 1462-1532 Eatonton Road	30650	SC	Fee	1989	2003	100%	85,105	$481,872	$5.66	100%	Ingles (2010), Fred’s (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

117	Marietta, GA	Town Center Prado 2609 Bells Ferry Road	30066	SC	Fee (3)	1995/2002	1995	14.5%	301,297	$3,898,122	$12.98	98.2%	Stein Mart (2007), Ross Dress For Less (2013), Publix Super Markets (2015), Crunch Fitness (2011)
118	McDonough, GA	McDonough Marketplace (LP-II) NE Corner 175 & Highway 20	30253	SC	Fee (3)	2003	2003	14.5%	53,158	$845,151	$13.55	100%	Office Depot (2016), Lowe’s Home Improvement (Not Owned), Wal-Mart (Not Owned)
119	Newnan, GA	Newnan Crossing 955-1063 Bullsboro Drive	30264	SC	Fee	1995	2003	100%	156,497	$1,291,915	$8.32	99.2%	Lowe’s Home Improvement (2015), Belk (Not Owned), Wal-Mart (Not Owned)
120	Stockbridge, GA	Freeway Junction 3797-3879 Highway 138 West	30281	SC	Fee	1988	2003	100%	162,778	$829,736	$6.32	80.7%	Fred’s (2013), Northern Tool (2015), Farmers Home Furniture (2011), Goodwill Industries (2011)
121	Stockbridge, GA	Pike Nurseries-Stockbridge 599 Highway 138 West	30281	SC	Fee	1997	2003	100%	0	$244,145	$0.00	100%
122	Stone Mountain, GA	Rivercliff Village Stone Mountain Highway	30047	SC	Fee	1999	2003	100%	2,000	$46,200	$23.10	100%
123	Suwannee, GA	Johns Creek Towne Center 3630 Peachtree Parkway	30024	SC	Fee	2001/2004	2003	100%	285,336	$3,906,154	$13.76	99.5%	Borders Books and Music (2021), PETsMART (2020), Kohl’s (2022), Michaels (2011), Staples (2016), Shoe Gallery (2014)
124	Tucker, GA	Cofer Crossing 4349-4375 Lawrenceville Highway	30084	SC	Fee	1998/2003	2003	100%	130,832	$1,283,169	$9.23	100%	Goody’s (2014), Kroger (2019), Wal-Mart (Not Owned)
125	Union City, GA	Shannon Square 4720 Jonesboro Road	30291	SC	Fee	1986	2003	100%	100,002	$510,696	$7.97	64.1%	Wal-Mart (Not Owned)
126	Warner Robbins, GA	Warner Robins Place 2724 Watson Boulevard	31093	SC	Fee	1997	2003	100%	107,941	$1,209,282	$11.26	93.3%	T.J. Maxx (2010), Staples (2016), Lowe’s Home Improvement (Not Owned), Wal-Mart (Not Owned)
127	Woodstock, GA	Woodstock Place 10029 Highway 928	30188	SC	GL	1995	2003	100%	44,691	$323,533	$12.89	56.1%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

	Idaho
128	Idaho Falls, ID	Country Club Mall 1515 Northgate Mile	83401	SC	Fee	1976/1992/1997	1998		100%	148,593	$750,828	$7.13	70.9%	Office Max (2011), World Gym (2008), Fred Meyer, Inc. (Not Owned)
129	Meridian, ID	Meridian Crossroads Eagle & Fairview Road	83642	SC	Fee	1999/2001/ 2002/2003/ 2004	1	*	100%	461,023	$6,190,132	$12.45	97.2%	Bed Bath & Beyond (2011), Old Navy (2010), Shopko (2020), Office Depot (2010), Ross Dress For Less (2012), Marshall’s (2012), Sportsman’s Warehouse (2015), Craft Warehouse (2013), Babies ’R Us (Not Owned), Wal-Mart (Not Owned)
	Illinois
130	Decatur, IL	Decatur Marketplace Maryland Street	62521	SC	Fee	1999	2003		100%	22,775	$257,970	$12.85	88.1%	Wal-Mart (Not Owned)
131	Deer Park, IL	Deer Park Town Center 20530 North Rand Road #303	60010	LC	Fee (3)	2000/2004	1	*	24.75%	286,889	$7,702,840	$28.26	88.0%	Gap #581 (2010), Barnes & Noble (Not Owned), Century Cinemas (Not Owned), Pier 1 Imports (2012), Banana Repubic (2010), Pottery Barn Kids (2012), Pottery Barn (2013), Restoration Hardware (2010), Eddie Bauer Home (2011), Eddie Bauer Sportswear (2011), Coldwater Creek (2010), J. Crew(2011), Ann Taylor(2011), Talbots/Talbots Petites (2011), Williams-Sonoma (2013), Joseph A. Bank Clothiers (2011), California Pizza Kitchen (2013), Bath and Body Works (2011), J. Jill (2013), Bombay (2007), American Eagle (2007), Victoria’s Secret (2007)
132	McHenry, IL	The Shops at Fox River 3340 Shoppers Drive	60050	SC	Fee	2006	1	*	100%	41,400	$304,200	$7.35	100%	Bed Bath & Beyond (2008)
133	Mount Vernon, IL	Times Square Mall 42nd & Broadway	62864	MM	Fee	1974/1998/2000	2	*	100%	269,328	$1,001,627	$4.30	82.2%	Sears (2013), Goody’s (2015), J.C. Penney (2007)
134	Orland Park, IL	Marley Creek Square 179th & South Wolf Road	60467	SC	Fee (3)	2006	2006		50%	57,658	$407,539	$21.92	32.2%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

135	Orland Park, IL	Home Depot Center 15800 Harlem Avenue	60462	SC	Fee	1987/1993	2004	100%	149,498	$1,448,664	$10.08	96.1%	Home Depot (2012)
136	Schaumburg, IL	Woodfield Village Green 1430 East Golf Road	60173	SC	Fee (3)	1993/1998/2002	1995	14.5%	508,815	$8,690,198	$17.08	100%	Circuit City (2009), Off 5TH (2011), PETsMART (2014), Home Goods (2014), Office Max (2010), Container Store (2011), Filene’s Basement (2014), Marshall’s (2009), Nordstrom Rack (2009), Borders Books and Music (2009), Expo Design Center (2019), Costco (Not Owned), Prairie Rock Restaurant (Not Owned)
	Indiana
137	Bedford, IN	Town Fair Center 1320 James Avenue	47421	SC	Fee	1993/1997	2*	100%	223,431	$1,155,653	$6.22	83.2%	Kmart (2008), Goody’s (2008), J.C. Penney (2008)
138	Highland, IN	Highland Grove Shopping Center Highway 41 & Main Street	46322	SC	Fee (3)	1995/2001	1996	20%	312,546	$3,559,373	$11.45	99.5%	Marshall’s (2011), Kohl’s (2016), Circuit City (2016), Office Max (2012), Target (Not Owned), Jewel (Not Owned), Borders Books and Music (Not Owned)
139	Lafayette, IN	Park East Marketplace 4205-4315 Commerce Drive	47905	SC	Fee	2000	2003	100%	35,100	$378,350	$13.85	77.8%	Wal-Mart (Not Owned)
	Iowa
140	Cedar Rapids, IA	Northland Square 303-367 Collins Road, NE	52404	SC	Fee	1984	1998	100%	187,068	$1,871,609	$10.00	100%	T.J. Maxx (2010), Office Max (2010), Barnes & Noble (2010), Kohl’s (2021)
141	Ottumwa, IA	Quincy Place Mall 1110 Quincy Avenue	52501	MM	Fee	1990/1999/2002	1*/2*	100%	241,427	$1,334,540	$6.58	84.1%	Herberger’s (2020), J.C. Penney (2010), Goody’s (2014), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

	Kansas
142	Leawood, KS	Town Center Plaza 5000 West 119th Street	66209	LC	Fee	1996/2002	1998	100%	308,628	$7,990,126	$27.10	93.6%	Barnes & Noble #2668 (2011), Coldwater Creek (2009), Limited/Limited Too (2009), Victoria’s Secret (2009), Express/Bath & Body/Structure (2009), Gap/Gap Body (2008), Gap Kids (2005), J. Jill (2013), Pottery Barn (2009), Williams-Sonoma (2009), American Eagle (2013), Pacific Sunwear (2012), Bravo Cucina Italiana (2013), Restoration Hardware (2012), Houlihans (2025), Bristol Seafood Bar & Grill (2011), Bombay (2006),The Jones Store (2009)
143	Merriam, KS	Merriam Town Center 57 Antioch Road	66202	SC	Fee (3)	1998/2004	1 *	14.5%	351,234	$4,192,624	$12.08	98.8%	Office Max (2013), PETsMART (2019), Hen House (2018), Marshall’s (2008), Dick’s Sporting Goods (2016), Cinemark (2018), Home Depot #2202 (Not Owned)
144	Overland Park, KS	Cherokee North Shopping Center 8800-8934 West 95th Street	66212	SC	Fee (3)	1987/2002	1998	24.75%	60,765	$792,150	$14.06	91.6%
145	Overland Park, KS	Overland Pointe Marketplace Intersection 135th & Antioch Road	66213	SC	Fee (3)	2001/2004	2003	14.5%	42,632	$906,347	$17.51	100%	Home Depot (Not Owned), Sam’s Club (Not Owned), Babies ’R Us (Not Owned)
146	Wichita, KS	Eastgate Plaza South Rock Road	67207	SC	Fee	1955	2002	100%	203,997	$2,048,017	$12.27	84.1%	Office Max (2007), T.J. Maxx (2011), Barnes & Noble (2012), Burlington Coat Factory (Not Owned)
	Kentucky
147	Florence, KY	Turfway Plaza 6825 Turfway Road	41042	SC	Fee	1975/1998	2004	100%	133,985	$968,461	$7.63	94.8%	Office Depot (2011), Party Town (2016), Big Lots (2008)
148	Frankfort, KY	Eastwood Shopping Center 260 Versailles Road	40601	SC	Fee	1963/1994	2004	100%	155,104	$849,673	$5.71	95.9%	Sears (2011)
149	Lexington, KY	North Park Marketplace 524 West New Circle	40511	SC	Fee	1998	2003	100%	46,647	$610,374	$14.15	92.5%	Staples (2016), Wal-Mart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

150	Lexington, KY	South Farm Marketplace Man-O-War Boulevard & Nichol	40503	SC	Fee	1998	2003	100%	27,643	$595,780	$21.55	100%	Lowe’s Home Improvement (Not Owned), Wal-Mart (Not Owned)
151	Louisville, KY	Outer Loop Plaza 7505 Outer Loop Highway	40228	SC	Fee	1973/1989/1998	2004	100%	120,777	$644,549	$5.91	90.3%	Valu Discount (2009)
152	Richmond, KY	Carriage Gate 833-847 Eastern By-Pass	40475	SC	Fee	1992	2003	100%	158,041	$257,700	$6.84	23.9%	Food Lion (2017), Ballard’s (Not Owned)
	Maine
153	Brunswick, ME	Cook’s Corners 172 Bath Road	04011	SC	GL	1965	1997	100%	301,992	$2,603,208	$8.41	98.5%	Hoyt’s Cinemas (2010), Brunswick Bookland (2014), Big Lots (2008), T.J. Maxx (2010), Sears (2012)
	Maryland
154	Salisbury, MD	The Commons East North Point Drive	21801	SC	Fee	1999	1*	100%	126,135	$1,683,102	$13.30	96.3%	Best Buy (2013), Michaels (2009), Home Depot (Not Owned), Target (Not Owned)
	Massachusetts
155	Everett, MA	Gateway Center 1 Mystic View Road	02149	SC	Fee	2001	1*	100%	222,287	$4,535,719	$16.23	100%	Bed Bath & Beyond (2011), Old Navy (2011), Office Max (2020), Babies ’R Us (2013), Michaels (2012), Costco (Not Owned)
156	Framingham, MA	Shoppers World 1 Worcester Road	01701	SC	Fee (3)	1994	1995	14.5%	769,276	$14,428,379	$18.45	100%	Toys ’R Us (2020), Macy’s Furniture Gallery (2020), T.J. Maxx (2010), Babies ’R Us (2013), DSW Shoe Warehouse (2012), A.C. Moore (2007), Marshall’s (2011), Bob’s (2011), Linens ’N Things (2011), Sports Authority (2015), PETsMART (2011), Best Buy (2014), Barnes & Noble (2011), AMC Theatres (2014), Kohl’s (2010)
157	Bad Axe, MI	Huron Crest Plaza 850 North Van Dyke Road	48413	SC	Fee	1991	1993	100%	63,415	$396,808	$8.51	73.5%	FARMER JACK (2012), Wal-Mart (Not Owned)
158	Benton Harbor, MI	Fairplain Plaza 100 Napier Avenue	49022	SC	Fee (3)	1998	2006	20%	222,739	$1,546,949	$9.55	72.1%	Office Depot (2008), T.J. Maxx (2009), Kohl’s (Not Owned), Target (Not Owned)
159	Cheboygan, MI	Kmart Shopping Plaza 1190 East State	49721	SC	Fee	1988	1994	100%	70,076	$255,713	$3.78	96.4%	Kmart (2010), Kmart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

160	Detroit, MI	Belair Center 8400 East Eight Mile Road	48234	SC	GL	1989/2002	1998	100%	343,619	$2,453,512	$6.81	97.7%	National Wholesale Liquidators (2016), Phoenix Theatres (2011), Bally Total Fitness (2016), Big Lots (2008), Kids ’R Us (2013), Forman Mills (2012), Target (Not Owned)
161	Gaylord, MI	Pine Ridge Square 1401 West Main Street	49735	SC	Fee	1991/2004	1993	100%	150,203	$682,194	$5.22	87.0%	Dunham’s Sporting Goods (2011), Big Lots (2010), Buy Low (2011)
162	Grandville, MI	Grandville Marketplace Intersection 44th Street & Canal Avenue	49418	SC	Fee (3)	2003	2003	14.5%	201,726	$2,542,211	$12.27	98.4%	Circuit City (2017), Linens ’N Things (2013), Gander Mountain (2016), Office Max (2013), Lowe’s Home Improvement (Not Owned)
163	Houghton, MI	Copper Country Mall Highway M26	49931	SC	Fee	1981/1999	1*/2*	100%	257,863	$995,195	$5.16	74.8%	Steve & Barry’s (2013), J.C. Penney (2010), Office Max (2014)
164	Howell, MI	Grand River Plaza 3599 East Grand River	48843	SC	Fee	1991	1993	100%	215,047	$994,340	$6.12	75.6%	Elder-Beerman (2011), Dunham’s Sporting Goods (2011)
165	Lansing, MI	The Marketplace at Delta Towns 8503 West Saginaw Highway 196 Ramp	48917	SC	Fee	2000/2001	2003	100%	135,697	$1,449,584	$11.14	95.9%	Michaels (2011), Gander Mountain (2015), Staples (2016), PETsMART (2016), Lowe’s Home Improvement (Not Owned), Wal-Mart (Not Owned)
166	Mt. Pleasant, MI	Indian Hills Plaza 4208 East Blue Grass Road	48858	SC	Fee	1990	2*	100%	249,680	$1,665,584	$6.75	98.8%	Wal-Mart (2009), T.J. Maxx (2014), Kroger (2011)
167	Sault St. Marie, MI	Cascade Crossings 4516 I-75 Business Spur	49783	SC	Fee	1993/1998	1994	100%	270,761	$1,727,682	$6.43	99.3%	Wal-Mart (2012), J.C. Penney (2008), Dunham’s Sporting Goods (2011), Glen’s Market (2013)
168	Walker, MI	Green Ridge Square II 3410 Alpine Avenue	49504	SC	Fee	1991/1995	2004	100%	91,749	$930,669	$11.68	86.8%	Circuit City (2010), Bed Bath & Beyond (2015)
169	Walker, MI	Green Ridge Square 3390-B Alpine Avenue NW	49504	SC	Fee	1989	1995	100%	133,538	$1,551,937	$12.05	96.4%	T.J. Maxx (2011), Office Depot (2010), Target (Not Owned), Toys ’R Us (Not Owned)
	Minnesota
170	Bemidji, MN	Paul Bunyan Mall 1201 Paul Bunyan Drive	56601	MM	Fee	1977/1998	2*	100%	297,803	$1,516,618	$5.30	96.2%	Kmart (2007), Herberger’s (2010), J.C. Penney (2008)
171	Brainerd, MN	Westgate Mall 1200 Highway 210 West	56401	SC	Fee	1985/1998	1*/2*	100%	260,319	$1,853,790	$7.95	89.5%	Steve & Barry’s (2013), Herberger’s (2013), Movies 10 (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

172	Coon Rapids, MN	Riverdale Village 12921 Riverdale Drive	55433	SC	Fee (3)	2003	1*	14.5%	551,867	$8,948,743	$14.65	97.9%	Kohl’s (2020), Jo-Ann Stores (2010), Linens ’N Things (2016), Borders Books and Music (2023), Old Navy (2012), Sportsman’s Warehouse (2017), Best Buy (2013), DSW Shoe Warehouse (2016), Sears (Not Owned), Costco (Not Owned), J.C. Penney (Not Owned)
173	Eagan, MN	Eagan Promenade 1299 Promenade Place	55122	SC	Fee (3)	1997/2001	1997	50%	278,211	$3,559,763	$12.80	100%	Byerly’s (2016), PETsMART (2018), Barnes & Noble (2012), Office Max (2013), T.J. Maxx (2007), Bed Bath & Beyond (2012), Ethan Allen Furniture (Not Owned)
174	Hutchinson, MN	Hutchinson Mall 1060 SR 15	55350	SC	Fee	1981	1*/2*	100%	121,001	$449,534	$4.53	74.1%	J.C. Penney (2011), Hennen’s Furniture (Not Owned)
175	Minneapolis, MN	Maple Grove Crossing Weaver Lake Road & I-94	55369	SC	Fee (3)	1995/2002	1996	50%	265,957	$3,002,577	$11.29	100%	Kohl’s (2016), Barnes & Noble (2011), Gander Mountain (2011), Michaels (2012), Bed Bath & Beyond (2012), Cub Foods (Not Owned)
176	St. Paul, MN	Midway Marketplace 1450 University Avenue	55104	SC	Fee (3)	1995	1997	14.5%	324,354	$2,684,640	$8.28	100%	Wal-Mart (2022), Cub Foods (2015), PETsMART (2011), Mervyns (2016), Borders Books and Music Books And Music (Not Owned), Herberger’s (Not Owned)
177	Worthington, MN	Northland Mall 1635 Oxford Street	56187	SC	Fee	1977	1*/2*	100%	185,658	$533,516	$5.07	56.7%	J.C. Penney (2007), Hy Vee Food StoreS (2011)
	Mississippi
178	Gulfport, MS	Crossroads Center Crossroads Parkway	39503	SC	GL	1999	2003	100%	457,119	$5,285,910	$11.08	99.1%	Academy Sports (2015), Bed Bath & Beyond (2014), Ross Dress For Less (2015), Goody’s (2011), T.J. Maxx (2009), Cinemark (2019), Office Depot (2014), Barnes & Noble (2014), Belk’s (Not Owned)
179	Jackson, MS	The Junction 6351 I-55 North 3	39213	SC	Fee	1996	2003	100%	107,780	$1,173,321	$10.89	100%	PETsMART (2012), Office Depot (2016), Home Depot (Not Owned), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

180	Jackson, MS	Metro Station 4700 Robinson Road	39204	SC	Fee	1997	2003	100%	52,617	$293,052	$7.85	70.9%	Office Depot (2012), Home Depot (Not Owned)
181	Oxford, MS	Oxford Place 2015-2035 University Avenue	38655	SC	Fee (3)	2000	2003	20%	13,200	$331,088	$13.57	100%	Kroger (Not Owned)
182	Saltillo, MS	Cross Creek Shopping Center 1040-1184 Cross Creek Drive	38866	SC	Fee	1999	2003	100%	55,749	$545,774	$10.05	87.1%	Staples (2016), Home Depot (Not Owned)
183	Starkville, MS	Starkville Crossing 882 Highway 12 West	39759	SC	Fee	1999/2004	1994	100%	133,691	$915,148	$6.85	100%	J.C. Penney (2010), Kroger (2042), Lowe’s Home Improvement (Not Owned)
184	Tupelo, MS	Big Oaks Crossing 3850 North Gloster Street	38801	SC	Fee	1992	1994	100%	348,236	$1,926,726	$5.70	97.0%	Sam’s Club (2012), Goody’s (2007), Wal-Mart (2012)
	Missouri
185	Arnold, MO	Jefferson County Plaza Vogel Road	63010	SC	Fee (3)	2002	1*	50%	42,091	$426,080	$15.00	67.5%	Home Depot(Not Owned), Target(Not Owned)
186	Fenton, MO	Fenton Plaza Gravois & Highway 141	63206	SC	Fee	1970/1997	1*/2*	100%	93,420	$932,664	$10.69	92.0%
187	Independence, MO	Independence Commons 900 East 39th Street	64057	SC	Fee (3)	1995/1999	1995	14.5%	386,066	$5,022,374	$13.10	99.3%	Kohl’s (2016), Bed Bath & Beyond (2012), Marshall’s (2012), Best Buy (2016), Barnes & Noble (2011), AMC Theatres (2015)
188	Kansas City, MO	Ward Parkway 8600 Ward Parkway	64114	SC	Fee (3)	1959/2004	2003	20%	358,373	$5,341,077	$13.91	95.6%	Dick’s Sporting Goods (2016), 24 Hour Fitness (2023), PETsMART (2016), Steve & Barry’s (2014), AMC Theatres (2011), Off Broadway Shoes (2015), T.J. Maxx (2013), Target (Not Owned), Dillard’s (Not Owned)
189	Springfield, MO	Morris Corners 1425 East Battlefield	65804	SC	GL	1989	1998	100%	56,033	$491,757	$8.78	100%	Toys ’R Us (2013)
190	St. John, MO	St. John Crossing 9000-9070 St. Charles Rock Road	63114	SC	Fee	2003	2003	100%	93,513	$1,016,406	$11.56	94.0%	Shop ’N Save (2022)
191	St. Louis, MO	Plaza at Sunset Hills 10980 Sunset Plaza	63128	SC	Fee	1997	1998	100%	415,435	$5,519,995	$12.09	99.5%	Toys ’R Us (2013), CompUSA (2013), Bed Bath & Beyond (2012), Marshall’s (2012), Home Depot (2023), PETsMART (2012), Borders Books and Music (2011)
192	St. Louis, MO	Keller Plaza 4500 Lemay Ferry Road	63129	SC	Fee	1987	1998	100%	52,842	$528,029	$6.91	100%	Keller Plaza 8 (2011), Sam’s Club (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

193	St. Louis, MO	Southtowne Kings Highway & Chippewa	63109	SC	Fee	2004	1998	100%	67,628	$1,052,058	$16.33	95.3%	Office Max (2014)
194	St. Louis, MO	Promenade at Brentwood 1 Brentwood Promenade Court	63144	SC	Fee	1998	1998	100%	299,584	$4,022,889	$13.43	100%	Target (2023), Bed Bath & Beyond (2009), PETsMART (2014), Lane Home Furnishings (2013)
195	St. Louis, MO	Gravois Village 4523 Gravois Village Plaza	63049	SC	Fee	1983	1998	100%	110,992	$597,912	$5.60	96.2%	Kmart (2008)
196	St. Louis, MO	Olympic Oaks Village 12109 Manchester Road	63121	SC	Fee	1985	1998	100%	92,372	$1,167,973	$15.70	80.5%	T.J. Maxx (2008)
	Nevada
197	Carson City, NV	Eagle Station 3871 South Carson Street	89701	SC	Fee	1983	2005	50%	60,494	$543,660	$8.99	100%	Mervyns (2020)
198	Las Vegas, NV	Family Place at Las Vegas Charleston & Maryland Boulevards	89102	SC	Fee	2003	1*	100%	24,032	$431,256	$14.95	100%
199	Las Vega, NV	Loma Vista Shopping Center 4700 Meadow Lane	89107	MV	Fee	1979	2005	50%	75,687	$765,000	$10.11	100%	Mervyns (2020)
200	Las Vegas, NV	Nellis Crossing Shopping 1300 S. Nellis Boulevard	89104	MV	Fee	1986	2005	50%	76,016	$683,400	$8.99	100%	Mervyns (2020)
201	Reno, NV	Sierra Town Center 6895 Sierra Center Parkway	89511	MV	Fee	2002	2005	50%	79,239	$623,220	$7.87	100%	Mervyns (2020)
202	Reno, NV	Reno Riverside East First Street & Sierra	89505	SC	Fee	2000	2000	100%	52,474	$693,866	$13.22	100%	Century Theatre (2014)
203	SW Las Vegas, NV	Grand Canyon Parkway Shopping Ctr. 4265 S. Grand Canyon Drive	89147	MV	Fee	2003	2005	50%	79,294	$890,460	$11.23	100%	Mervyns (2020)
	New Jersey
204	Freehold, NJ	Freehold Marketplace NJ Hwy 33 & W. Main Street (Rte. 537)	07728	SC	Fee	2005	1*	100%	0	$0	$0.00	0%	Wal-Mart (Not Owned), Sam’s Club (Not Owned)
205	Hamilton, NJ	Hamilton Marketplace NJ State Highway 130 & Klockner Road	08691	SC	Fee	2004	2003	100%	446,940	$7,906,961	$14.97	100%	Staples (2015), Kohl’s (2023), Linens ’N Things (2014), Michaels (2013), Ross Dress For Less (2014), Shoprite (2028), Barnes & Noble (2014), Lowe’s Home Improvement (Not Owned), BJ’s Wholesale (Not Owned), Wal-Mart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

206	Mays Landing, NJ	Hamilton Commons 4215 Black Horse Pike	08330	SC	Fee	2001	2004	100%	398,870	$5,967,617	$15.59	96.0%	Regal Cinemas (2021), Ross Dress For Less (2012), Bed Bath & Beyond (2017), Marshall’s (2012), Sports Authority (2015), Circuit City (2020)
207	Mays Landing, NJ	Wrangleboro Consumer Square 2300 Wrangleboro Road	08330	SC	Fee	1997	2004	100%	839,019	$9,564,888	$11.83	96.3%	Best Buy (2017), Borders Books and Music (2017), Kohl’s (2018), Staples (2012), Babies ’R Us (2013), BJ’s Wholesale Club (2016), Dick’s Sporting Goods (2013), Linens ’N Things (2012), Michaels (2008), Target (2023), PETsMART (2013)
208	Mt. Laurel, NJ	Centerton Square Centerton Road & Marter Avenue	08054	SC	Fee	2005	1*	100%	284,177	$6,671,795	$18.58	99.0%	Bed Bath & Beyond (2015), PETsMART (2015), DSW Shoe Warehouse (2015), Jo-Ann Stores (2015), T.J. Maxx (2015), Sports Authority (2016), Wegmans (Not Owned), Target (Not Owned), Costco (Not Owned)
209	Princeton, NJ	Nassau Park Shopping Center Route 1 & Quaker Bridge Road	02071	SC	Fee	1995	1997	100%	287,686	$5,497,412	$19.21	99.5%	Borders Books and Music (2011), Best Buy (2012), Linens ’N Things (2011), PETsMART (2011), Babies ’R Us (2016), Target (Not Owned)
210	Princeton, NJ	Nassau Park Pavilion Route 1 and Quaker Bridge Road	02071	SC	Fee	1999/2004	1*	100%	202,622	$4,057,254	$15.68	100%	Dick’s Sporting Goods (2015), Michaels (2009), Kohl’s (2019)
211	West Long Branch, NJ	Monmouth Consumer Center 310 State Highway #36	07764	SC	Fee	1993	2004	100%	292,999	$4,035,362	$13.77	100%	Sports Authority (2012), Barnes & Noble (2009), PETsMART (2008), Home Depot (2013)
	New Mexico
212	Los Alamos, NM	Mari Mac Village 800 Trinity Drive	87533	SC	Fee	1978/1997	1*/2*	100%	93,021	$662,544	$7.12	100%	Smith’s Food & Drug (2007), Furr’s Pharmacy (2008), Beall’s (2009)
	New York
213	Alden, NY	Tops Plaza-Alden 12775 Broadway	14004	SC	Fee	1999	2004	100%	67,992	$711,350	$11.74	89.1%	Tops Markets (2019)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

214	Amherst, NY	Tops Plaza-Amherst 3035 Niagara Falls Boulevard	14828	SC	Fee (3)	1986	2004	20%	145,192	$1,141,412	$8.03	97.9%	Tops Markets (2010)
215	Amherst, NY	Boulevard Consumer Square 1641-1703 Niagara Falls Boulevard	14228	SC	Fee	1998/2001/ 2003	2004	100%	573,952	$6,473,693	$10.37	96.9%	Target (2019), Kmart (2007), Babies ’R Us (2015), Barnes & Noble (2014), Best Buy (2016), Bed Bath & Beyond (2018), A.C. Moore (2013), Lowe’s Home Improvement (Not Owned)
216	Amherst, NY	Burlington Plaza 1551 Niagara Falls Boulevard	14228	SC	GL	1978/1982/ 1990/1998	2004	100%	199,504	$2,106,207	$10.56	100%	Burlington Coat Factory (2014), Jo-Ann Stores (2014)
217	Amherst, NY	Sheridan Harlem Plaza 4990 Harlem Road	14226	SC	Fee	1960/1973/ 1982/1988/ 2003	2004	100%	58,413	$630,581	$10.92	98.8%
218	Amherst, NY	Tops Plaza-Transit/N. French 9660 Transit Road	14226	SC	Fee	1995/1998	2004	100%	114,177	$1,172,939	$10.27	100%	Tops Markets (2016)
219	Amherst, NY	University Plaza 3500 Main Street	14226	SC	GL	1965/1995/ 2002	2004	100%	162,879	$1,436,220	$9.09	97.0%	A.J. Wright (2012), Tops Markets (2009)
220	Arcade, NY	Tops Plaza-Arcade Route 39	14009	SC	Fee (3)	1995	2004	10%	65,915	$662,409	$10.05	100%	Tops Markets (2015)
221	Avon, NY	Tops Plaza-Avon 270 E. Main Street	14414	SC	Fee (3)	1997/2002	2004	10%	63,288	$454,162	$8.05	89.2%	Tops Markets (2017)
222	Batavia, NY	BJ’s Plaza 8326 Lewiston Road	14020	SC	Fee (3)	1996	2004	14.5%	95,846	$821,821	$8.57	100%	BJ’s Wholesale Club (2016)
223	Batavia, NY	Batavia Commons 419 West Main Street	14020	SC	Fee (3)	1990	2004	14.5%	49,431	$530,599	$10.73	100%
224	Batavia, NY	Martin’s Plaza 8351 Lewiston Road	14020	SC	Fee (3)	1994	2004	14.5%	37,140	$445,778	$14.43	83.2%	Martin’s (Not Owned)
225	Big Flats, NY	Big Flats Consumer Square 830 County Route 64	14814	SC	Fee	1993/2001	2004	100%	641,264	$6,171,908	$9.62	100%	Dick’s Sporting Goods (2008), Wal-Mart (2013), Sam’s Club (2013), Tops Markets (2013), Bed Bath & Beyond (2014), Michaels (2010), Old Navy (2009), Staples (2011), Barnes & Noble (2011), T.J. Maxx (2007)
226	Buffalo, NY	Delaware Consumer Square 2636-2658 Delaware Avenue	14216	SC	GL	1995	2004	100%	238,531	$2,138,328	$9.23	97.2%	A.J. Wright (2012), Office Max (2012), Target (2015)
227	Buffalo, NY	Elmwood Regal Center 1951-2023 Elmwood Avenue	14207	SC	Fee	1997	2004	100%	133,940	$1,524,235	$13.71	83.0%	Regal Cinemas (2017), Office Depot (2012)
228	Buffalo, NY	Marshall’s Plaza 2150 Delaware Avenue	14216	SC	Fee	1960/1975/ 1983/1995	2004	100%	82,196	$795,587	$10.77	89.8%	Marshall’s (2009)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

229	Canandaigua, NY	Tops Plaza 5150 North Street	14424	SC	Fee	2002	2004	100%	57,498	$769,500	$13.38	100%	Tops Markets (2023)
230	Cheektowaga, NY	Borders Books and Music 2015 Walden Avenue	14225	SC	Fee (3)	1994	2004	14.5%	26,500	$609,500	$23.00	100%	Borders Books and Music (2015)
231	Cheektowaga, NY	Thruway Plaza 2195 Harlem Road	14225	SC	Fee	1965/1995/ 1997/2004	2004	100%	371,512	$2,656,718	$7.28	98.2%	Wal-Mart (2017), Movieland 8 Theatres (2019), Tops Markets (2019), A.J. Wright (2015), Value City Furniture (2009), M & T BANK (2017), Home Depot (Not Owned)
232	Cheektowaga, NY	Tops Plaza-Union Road 3825-3875 Union Road	14225	SC	Fee (3)	1978/1989/ 1995/2004	2004	20%	151,357	$1,567,462	$11.22	92.3%	Tops Markets (2013)
233	Cheektowaga, NY	Union Consumer Square 3733-3735 Union Road	14225	SC	Fee (3)	1989/1998/ 2004	2004	14.5%	386,548	$4,390,405	$12.37	91.8%	Marshall’s (2009), Office Max (2010), Sam’s Club (2024), Circuit City (2016), Jo-Ann Stores (2015)
234	Cheektowaga, NY	Union Road Plaza 3637 Union Road	14225	SC	Fee (3)	1979/1982/ 1997/2003	2004	14.5%	174,438	$1,198,011	$7.21	95.3%	Dick’s Sporting Goods (2015)
235	Cheektowaga, NY	Walden Place 2130-2190 Walden Avenue	14225	SC	Fee (3)	1994/1999	2004	14.5%	68,002	$267,125	$17.47	22.5%
236	Cheektowaga, NY	Consumer Square 1700-1750 Walden Avenue	14225	SC	Fee (3)	1997/1999/ 2004	2004	14.5%	255,964	$2,330,224	$9.18	99.2%	Office Depot (2009), Linens ’N Things (2015), Michaels (2013), Target (2015)
237	Chili, NY	Chili Plaza 800 Paul Road	14606	SC	Fee	1998	2004	100%	116,868	$748,189	$6.02	100%	Sears (2019)
238	Cicero, NY	Bear Road Plaza 709-729 North Main Street	13212	SC	Fee	1978/1988/ 1995	2004	100%	59,483	$447,223	$8.15	92.3%
239	Clarence, NY	Barnes & Noble 7370 Transit Road	14031	SC	Fee (3)	1992	2004	14.5%	16,030	$304,249	$18.98	100.0%
240	Clarence, NY	Eastgate Plaza Transit & Greiner Road	14031	SC	GL (3)	1995/1997/ 1999/2001/ 2004	2004	14.5%	520,876	$4,160,296	$8.15	98.0%	BJ’s Wholesale Club (2021), Dick’s Sporting Goods (2011), Linens ’N Things (2015), Michaels (2010), Wal-Mart (2019)
241	Clarence, NY	Jo-Ann Plaza 4101 Transit Road	14221	SC	Fee (3)	1994	2004	14.5%	92,720	$743,588	$8.02	100%	Office Max (2009), Jo-Ann Stores (2015), Big Lots (2015), Home Depot (Not Owned)
242	Cortland, NY	Tops Plaza-Cortland Staples 3836 Route 281	13045	SC	Fee	1995	2004	100%	134,223	$1,731,453	$12.90	100%	Tops Markets (2016), Staples (2017)
243	Dansville, NY	Tops Plaza-Dansville 23-65 Franklin Street	14437	SC	Fee	2001	2004	100%	67,400	$629,039	$10.18	91.7%	Tops Markets (2021)
244	Depew, NY	Tops Plaza-Depew 5175 Broadway	14043	SC	Fee	1980/1990/ 1996	2004	100%	148,245	$1,573,914	$10.84	98.0%	Tops Markets (2016), Big Lots (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

245	Dewitt, NY	Marshall’s Plaza 3401 Erie Boulevard East	13214	SC	Fee	2001/2003	2004	100%	304,177	$2,969,020	$10.03	97.3%	Toys ’R Us (2018), Old Navy (2011), Marshall’s (2019), Bed Bath & Beyond (2018), A.C. Moore (2014), Syracuse Orthopedic Specialist (2017)
246	Dewitt, NY	Michaels-Dewitt 3133 Erie Boulevard	13214	SC	Fee	2002	2004	100%	49,713	$570,166	$11.47	100%	Michaels (2010)
247	Elmira, NY	Tops Plaza-Elmira Hudson Street	14904	SC	Fee (3)	1997	2004	10%	98,330	$1,117,100	$11.36	100%	Tops Markets (2017)
248	Gates, NY	Westgate Plaza 2000 Chili Avenue	14624	SC	Fee	1998	2004	100%	334,752	$3,219,908	$9.75	98.7%	Wal-Mart (2021), Staples (2015)
249	Greece, NY	Jo-Ann/PETsMART Plaza 3042 West Ridge Road	14626	SC	Fee	1993/1999	2004	100%	75,916	$799,191	$10.53	100%	PETsMART (2008), Jo-Ann Stores (2015)
250	Hamburg, NY	BJ’s Plaza-Hamburg 4408 Milestrip Road	14075	SC	GL	1990/1997	2004	100%	175,965	$1,725,858	$10.23	95.9%	Office Max (2010), BJ’s Wholesale Club (2010)
251	Hamburg, NY	McKinley Place 3701 McKinley Parkway	14075	SC	Fee	1990/2001	2004	100%	128,944	$1,450,399	$11.44	98.3%	Dick’s Sporting Goods (2011), Rosa’s Home Store (2009)
252	Hamburg, NY	Hamburg Village Square 140 Pine Street	14075	SC	Fee	1960/1972/ 1984/1996	2004	100%	92,717	$881,916	$10.82	87.9%
253	Hamburg, NY	Home Depot Plaza-Hamburg 4405 Milestrip Road	14219	SC	GL	1999/2000	2004	100%	139,413	$1,507,396	$10.81	100%	Home Depot (2012)
254	Hamburg, NY	McKinley Milestrip Center 3540 McKinley Parkway	14075	SC	Fee	1999	2004	100%	106,774	$1,472,383	$13.79	100%	Old Navy (2010), Jo-Ann Stores (2015)
255	Hamburg, NY	South Park Plaza-Tops 6150 South Park Avenue	14075	SC	Fee (3)	1990/1992	2004	10%	84,000	$730,500	$8.70	100%	Tops Markets (2015)
256	Hamlin, NY	Tops Plaza-Hamlin 1800 Lake Road	14464	SC	Fee (3)	1997	2004	10%	60,488	$491,705	$8.33	97.6%	Tops Markets (2017)
257	Irondequoit, NY	Culver Ridge Plaza 2255 Ridge Road East	14622	SC	Fee (3)	1972/1984/ 1997	2004	20%	226,812	$2,206,041	$11.03	88.2%	Regal Cinemas (2022), A.J. Wright (2014)
258	Irondequoit, NY	Ridgeview Place 1850 Ridge Road East	14617	SC	Fee	2000	2004	100%	64,732	$847,629	$13.09	100%
259	Ithaca, NY	Tops Plaza-Ithaca 614-722 South Meadow	14850	SC	Fee	1990/1999/ 2003	2004	100%	229,320	$3,554,447	$16.00	96.9%	Office Depot (2014), Tops Markets (2022), Michaels (2013), Barnes & Noble (2018)
260	Jamestown, NY	Tops Plaza-Jamestown 75 Washington Street	14702	SC	Fee (3)	1997	2004	20%	98,001	$1,178,454	$13.08	92.0%	Tops Markets (2018)
261	Jamestown, NY	Southside Plaza 708-744 Foote Avenue	14701	SC	Fee	1980/1997	2004	100%	63,140	$573,269	$9.30	97.7%	Quality Market (2017)
262	Lancaster, NY	Regal Center 6703-6733 Transit Road	14221	SC	Fee (3)	1997	2004	14.5%	112,949	$927,990	$8.43	97.5%	Regal Cinemas (2017)
263	Leroy, NY	Tops Plaza-Leroy 128 West Main Street	14482	SC	Fee (3)	1997	2004	20%	62,747	$583,543	$9.30	100%	Tops Markets (2017)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

264	Lockport, NY	Wal-Mart/Tops Plaza-Lockport 5789 & 5839 Transit Road & Hamm	14094	SC	GL	1993	2004	100%	296,582	$2,718,853	$9.17	100%	Wal-Mart (2015), Tops Markets (2021), Sears Hardware (2011)
265	Medina, NY	Tops Plaza-Medina 11200 Maple Ridge Road	14103	SC	Fee	1996	2004	100%	80,028	$526,400	$6.58	100%	Tops Markets (2016)
266	New Hartford, NY	Consumer Square 4725-4829 Commercial Drive	13413	SC	Fee (3)	2002	2004	14.5%	514,717	$6,115,602	$11.97	99.3%	Barnes & Noble (2013), Bed Bath & Beyond (2018), Best Buy (2013), Staples (2018), Michaels (2013), Wal-Mart (2022), T.J. Maxx (2012)
267	New Hartford, NY	Tops Plaza-New Hartford 40 Kellopp Road	13413	SC	Fee	1998	2004	100%	127,740	$1,180,160	$12.60	73.3%	Hanaford Brothers (2018)
268	Niagara Falls, NY	Home Depot Plaza-Niagara Falls 720 & 750 Builders Way	14304	SC	Fee	1994/2000	2004	100%	43,842	$577,615	$13.38	98.5%	Regal Cinemas (2019), Home Depot (Not Owned)
269	Niagara Falls, NY	Pine Plaza 8207-8351 Niagara Falls Boulevard	14304	SC	Fee	1980/1992/ 1998	2004	100%	83,273	$709,286	$10.33	82.4%	Office Max (2015)
270	Niagara Falls, NY	Tops-Portage 1000 Portage Road	14301	SC	Fee	1991	2004	100%	117,014	$1,200,084	$10.26	100%	Tops Markets (2013)
271	Niagara Falls, NY	Wegmans Plaza-N Falls 1575-1653 Military Road	14304	SC	Fee	1998	2004	100%	122,876	$701,855	$6.42	89.0%	Wegmans Food Markets (2023)
272	Niskayuna, NY	Mohawk Commons 402-442 Balltown Road	12121	SC	Fee	2002	2004	100%	399,901	$4,569,092	$11.22	100%	Price Chopper (2022), Lowe’s Home Improvement (2022), Marshall’s (2012), Barnes & Noble (2014), Bed Bath & Beyond (2019), Target (Not Owned)
273	North Tonawanda, NY	Mid-City Plaza 955-987 Payne Avenue	14120	SC	Fee	1960/1976/ 1980/1995/ 2004	2004	100%	215,998	$2,044,760	$11.88	79.7%	Tops Markets (2024)
274	Norwich, NY	Tops Plaza-Norwich 54 East Main Street	13815	SC	GL (3)	1997	2004	10%	85,453	$1,098,685	$13.04	98.6%	Tops Markets (2018)
275	Olean, NY	Wal-Mart Plaza-Olean 3142 West State Street	14760	SC	Fee	1993/2004	2004	100%	285,400	$2,249,822	$8.17	96.4%	Wal-Mart (2014), Eastwynn Theatres (2014), BJ’s Wholesale Club (2014), Home Depot (Not Owned)
276	Ontario, NY	Tops Plaza-Ontario Blockbuster 6254-6272 Furnace Road	14519	SC	Fee (3)	1998	2004	20%	77,040	$787,174	$10.22	100%	Tops Markets (2019)
277	Orchard Road Park, NY	Crossroad Plaza 3245 Southwestern Boulevard	14127	SC	Fee (3)	2000	2004	20%	167,805	$1,763,751	$11.24	93.5%	Tops Markets (2022), Stein Mart (2012), Lowe’s Home Improvement (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

278	Plattsburgh, NY	Consumer Square Rt. 3-Cornelia Road	12901	SC	Fee	1993/2004	2004	100%	491,513	$3,452,394	$7.31	96.1%	Sam’s Club (2013), Wal-Mart (2020), T.J. Maxx (2013), PETsMART (2014), Michaels (2011)
279	Rochester, NY	Hen-Jef Plaza 400 Jefferson Road at Henrietta	14620	SC	Fee	1983/1993	2004	100%	159,517	$1,242,067	$9.42	82.7%	City Mattress (2009), CompUSA (2008), PETsMART (2008), The Tile Shop (2015)
280	Rochester, NY	Panorama Plaza 1601 Penfield Road	14625	SC	Fee (3)	1959/1965/ 1972/1980/ 1986/1994	2004	20%	278,241	$3,234,166	$12.46	93.3%	Linens ’N Things (2008), Tops Markets (2014)
281	Rochester, NY	Henrietta Plaza 1100 Jefferson Road	14467	SC	Fee	1972/1980/ 1988/1999	2004	100%	245,426	$1,857,705	$8.23	92.0%	Big Lots (2010), Office Depot (2009), Tops Markets (2013)
282	Rome, NY	Freedom Plaza 205-211 Erie Boulevard West	13440	SC	Fee	1978/2000/ 2001	2004	100%	194,467	$1,192,712	$5.86	100%	Staples (2015), J.C. Penney (2008), Tops Markets (2021), Marshall’s (2016)
283	Springville, NY	Springville Plaza 172-218 South Cascade Drive	14141	SC	Fee	1980/1999/ 2004	2004	100%	105,636	$910,679	$9.16	94.1%	Tops Markets (2023), Salvation Army (2009)
284	Tonawanda, NY	Del-Ton Plaza 4220 Delaware Avenue	14150	SC	Fee	1985/1996	2004	100%	55,473	$375,366	$7.14	94.7%
285	Tonawanda, NY	Office Depot Plaza 2309 Eggert Road	14150	SC	Fee	1976/1985/ 1996	2004	100%	121,846	$1,117,828	$10.17	90.2%	CompUSA (2010), Office Depot (2011)
286	Tonawanda, NY	Sheridan/Delaware Plaza 1692-1752 Sheridan Drive	14223	SC	Fee	1950/1965/ 1975/1986/ 2000	2004	100%	188,200	$1,342,313	$7.16	99.7%	Bon Ton (2010), Bon Ton Home Store (2010), Tops Markets (2020)
287	Tonawanda, NY	Tops Plaza-Niagara Street 150 Niagara Street	14150	SC	Fee (3)	1997	2004	10%	97,014	$1,237,690	$12.98	98.3%	Tops Markets (2017)
288	Tonawanda, NY	Youngmann Plaza 750 Young Street	14150	SC	Fee (3)	1985/2003	2004	10%	310,921	$2,324,541	$7.58	95.5%	BJ’s Wholesale Club (2010), Big Lots (2012), Gander Mountain (2015), Tops Markets (2021)
289	Utica, NY	Tops Plaza-Dollar Tree 1154 Mohawk Street	13501	SC	Fee	1961/1972/ 1988/1998	2004	100%	191,047	$1,473,725	$10.75	71.7%	A.J. Wright (2014), Hanaford Brothers (2025)
290	Victor, NY	Victor Square 2-10 Commerce Drive	14564	SC	Fee	2000	2004	100%	56,134	$913,696	$17.24	94.4%
291	Warsaw, NY	Tops Plaza-Warsaw 2382 Route 19	14569	SC	Fee (3)	1998	2004	20%	74,105	$715,721	$9.66	100%	Tops Markets (2015)
292	West Seneca, NY	Home Depot Plaza 1881 Ridge Road	14224	SC	GL	1975/1983/ 1987/1995	2004	100%	139,453	$1,399,505	$10.33	97.2%	Home Depot (2016)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

293	West Seneca, NY	Seneca-Ridge Plaza 3531 Seneca Street	14224	SC	Fee	1980/1996/ 2004	2004	100%	62,403	$291,082	$11.74	39.7%
294	Williamsville, NY	Williamsville Place 5395 Sheridan Drive	14221	SC	Fee	1986/1995/ 2003	2004	100%	98,846	$1,028,789	$13.46	77.3%
295	Williamsville, NY	Premier Place 7864-8020 Transit Road	14221	SC	Fee (3)	1986/1994/ 1998	2004	14.5%	142,536	$1,295,070	$10.77	84.4%	Premier Liquors (2010), Stein Mart (2008)
	North Carolina
296	Apex, NC	Beaver Creek Commons 1335 W Williams Street	27502	SC	Fee	2005	1*	100%	116,429	$2,255,511	$16.80	95.6%	Linens ’N Things (2016), Office Max (2014), Lowe’s Home Improvement (Not Owned), Super Target (Not Owned)
297	Apex, NC	Beaver Creek Crossings South 1335 W Williams Street	27502	SC	Fee	2006	1*	100%	207,524	$2,150,267	$9.25	100%	Dick’s Sporting Goods (2017), Consolidated Theatres (2026), T.J. Maxx (2016), Circuit City (2021), Borders Books and Music (2022)
298	Asheville, NC	River Hills 299 Swannanoa River Road	28805	SC	Fee (3)	1996	2003	14.5%	190,970	$2,014,236	$10.55	100%	Goody’s (2007), Carmike Cinemas (2017), Circuit City (2017), Dick’s Sporting Goods (2017), Michaels (2008), Office Max (2011)
299	Durham, NC	Oxford Road Commons 3500 Oxford Road	27702	SC	Fee	1990/2001	1*/2*	100%	203,069	$1,262,491	$6.68	93.0%	Food Lion (2010), Burlington Coat Factory (2007), Wal-Mart (Not Owned)
300	Fayetteville, NC	Cross Pointe Centre 5075 Morganton Road	28314	SC	Fee	1985/2003	2003	100%	196,279	$1,500,496	$8.02	95.3%	Developers Realty Corp. (2012), T.J. Maxx (2011), Bed Bath & Beyond (2014)
301	Hendersonville, NC	East Ridge Crossing 200 Thompson Street	28792	SC	GL	1995/2004	2003	100%	124,432	$655,227	$4.00	100%	Epic Theatres (2018), Ingles (2009), Burke’s Outlet (2011), Big Lots (Not Owned)
302	Indian Trail, NC	Union Town Center Independence & Faith Church Road	28079	SC	Fee	1999	2004	100%	96,160	$909,365	$10.86	87.1%	Food Lion (2020)
303	Mooresville, NC	Mooresville Consumer Square I 355 West Plaza Drive	28117	SC	Fee	1999	2004	100%	472,182	$4,327,214	$9.43	97.2%	Wal-Mart (2019), Goody’s (2010), Gander Mountain (2021)
304	New Bern, NC	Rivertowne Square 3003 Claredon Boulevard	28561	SC	Fee	1989/1999	1*/2*	100%	68,130	$598,928	$8.96	98.2%	Goody’s (2012), Wal-Mart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

305	Washington, NC	Pamlico Plaza 536 Pamlico Plaza	27889	SC	Fee	1990/1999	1*/2*	100%	80,269	$527,902	$6.67	98.5%	Goody’s (2009), Office Depot (2009), Wal-Mart (Not Owned)
306	Wilmington, NC	University Centre S. College Road & New Centre Drive	28403	SC	Fee	1989/2001	1*/2*	100%	411,887	$3,536,859	$9.20	93.2%	Lowe’s Home Improvement (2014), Old Navy (2011), Bed Bath & Beyond (2012), Ross Dress For Less (2012), Steve & Barry’s (2014), Badcock Furniture (2014), Sam’s Club (Not Owned)
	North Dakota
307	Dickinson, ND	Prairie Hills Mall 1681 Third Road Avenue	58601	MM	Fee	1978	1*/2*	100%	266,502	$1,120,171	$4.62	90.9%	Kmart (2008), Herberger’s (2010), J.C. Penney (2008)
	Ohio
308	Ashtabula, OH	Tops Plaza-Ashtabula 1144 West Prospect Road	44004	SC	Fee	2000	2004	100%	57,874	$904,720	$15.63	100%	Tops Markets (2021)
309	Aurora, OH	Barrington Town Square 70-130 Barrington Town Square	44202	SC	Fee	1996/2004	1*	100%	102,683	$1,036,287	$11.70	82.7%	Cinemark (2011), Heinen’s (Not Owned)
310	Bellefontaine, OH	South Main Street Plaza 2250 South Main Street	43311	SC	Fee	1995	1998	100%	52,399	$445,579	$8.50	100%	Goody’s (2010), Staples (2010)
311	Boardman, OH	South Land Crossing I-680 & Us Route 224	44514	SC	Fee	1997	1*	100%	506,254	$4,185,018	$8.26	98.8%	Lowe’s Home Improvement (2016), Babies ’R Us (2009), Staples (2012), Dick’s Sporting Goods (2012), Wal-Mart (2017), PETsMART (2013), Giant Eagle (2018)
312	Canton, OH	Belden Park Crossings 5496 Dressker Road	44720	SC	Fee (3)	1995/2001/ 2003	1*	14.5%	478,106	$5,194,192	$10.95	99.3%	Value City Furniture (2011), H.H. Gregg Appliances (2011), Jo-Ann Stores (2008), PETsMART (2013), Dick’s Sporting Goods (2010), DSW Shoe Warehouse (2012), Kohl’s (2016), Target (Not Owned)
313	Chillicothe, OH	Chillicothe Place 867 N Bridge Street	45601	SC	GL (3)	1974/1998	1*/2*	20%	106,262	$1,019,135	$9.59	100%	Kroger (2041), Office Max (2013)
314	Chillicothe, OH	Chillicothe Place (Lowe’s) 867 N Bridge Street	45601	SC	Fee	1998	1*	100%	130,497	$822,132	$6.30	100%	Lowe’s Home Improvement (2015)
315	Cincinnati, OH	Glenway Crossing 5100 Glen Crossing Way	45238	SC	Fee	1990	2*	100%	235,433	$1,926,940	$10.81	75.7%	Steve & Barry’s (2014), Michaels (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

316	Cincinnati, OH	Tri County Mall 117000 Princeton Park	45246	SC	Fee (3)	1960/1990/ 1992	2005	18%	667,659	$10,052,257	$17.87	88.8%	Dillard’s (2018), Macy’s (Not Owned), Sears (Not Owned)
317	Columbus, OH	Consumer Square West Columbus 3630 Soldano Boulevard	43228	SC	Fee	1989/2003	2004	100%	356,515	$2,238,410	$7.34	85.5%	Kroger (2014), Target (2011)
318	Columbus, OH	Dublin Village Center 6561-6815 Dublin Center Drive	43017	SC	Fee	1987	1998	100%	227,003	$1,574,433	$11.76	59.0%	AMC Theatres (2007), Max Sports Center (2007), BJ’s Wholesale Club (Not Owned)
319	Columbus, OH	Easton Market 3740 Easton Market	43230	SC	Fee	1998	1998	100%	509,611	$6,010,166	$12.15	97.0%	CompUSA (2013), Staples (2013), PETsMART (2014), Golfsmith Golf Center (2013), Michaels (2008), Dick’s Sporting Goods (2013), DSW Shoe Warehouse (2012), Kittle’s Home Furnishings (2012), Bed Bath & Beyond (2014), T.J. Maxx (2008)
320	Columbus, OH	Lennox Town Center 1647 Olentangy River Road	43212	SC	Fee (3)	1997	1998	50%	352,913	$3,458,841	$9.80	100%	Target (2016), Barnes & Noble (2007), Staples (2011), AMC Theatres (2021)
321	Columbus, OH	Sun Center 3622-3860 Dublin Granville Road	43017	SC	Fee (3)	1995	1998	79.45%	305,428	$3,610,228	$11.91	99.2%	Babies ’R Us (2011), Michaels (2013), Ashley Furniture Homestore (2012), Stein Mart (2012), Whole Food Markets (2016), Staples (2010)
322	Dublin, OH	Perimeter Center 6644-6804 Perimeter Loop Road	43017	SC	Fee	1996	1998	100%	137,556	$1,514,461	$11.27	97.7%	Giant Eagle (2014)
323	Elyria, OH	Elyria Shopping Center 841 Cleveland Street	44035	SC	Fee	1977	2*	100%	92,125	$704,695	$7.65	100%	Tops Markets (2010)
324	Gallipolis, OH	Gallipolis Market Place 2145 Eastern Avenue	45631	SC	Fee	1998	2003	100%	25,950	$337,254	$13.63	95.4%	Wal-Mart (Not Owned)
325	Grove City, OH	Derby Square Shopping Center 2161-2263 Stringtown Road	43123	SC	Fee (3)	1992	1998	20%	128,210	$1,124,578	$9.40	93.3%	Giant Eagle (2016)
326	Huber Hts., OH	North Heights Plaza 8280 Old Troy Pike	45424	SC	Fee	1990	1993	100%	163,819	$1,346,389	$10.83	75.9%	Cub Foods (2011), Wal-Mart (Not Owned)
327	Lebanon, OH	Countryside Place 1879 Deerfield Road	45036	SC	Fee	1990/2002	1993	100%	17,000	$79,374	$5.75	81.2%	Wal-Mart (Not Owned), Erb Lumber (Not Owned)
328	Macedonia, OH	Macedonia Commons Macedonia Commons Boulevard	44056	SC	Fee (3)	1994	1994	50%	233,619	$3,050,811	$12.01	99.5%	Tops Markets (2019), Kohl’s (2016), Wal-Mart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

329	Macedonia, OH	Macedonia Commons (Phase II) 8210 Macedonia Commons	44056	SC	Fee	1999	1*	100%	169,481	$1,601,734	$9.45	100%	Cinemark (2019), Home Depot (2020)
330	North Olmsted, OH	Great Northern Plaza North 25859-26437 Great Northern	44070	SC	Fee (3)	1958/1998/ 2003	1997	14.5%	624,587	$8,111,991	$13.06	99.0%	Best Buy (2010), DSW Shoe Warehouse (2015), Bed Bath & Beyond (2012), Marshall’s (2008), PETsMART (2008), Steve & Barry’s (2014), Home Depot (2019), K & G Menswear (2008), Jo-Ann Stores (2009), Marc’s (2012), CompUSA (2008), Remington College (Not Owned)
331	Pataskala, OH	Village Market/Rite-Aid Center 78-80 Oak Meadow Drive	43062	SC	Fee	1980	1998	100%	33,270	$201,200	$6.05	100%	Cardinal Foods (2007)
332	Pickerington, OH	Shoppes at Turnberry 1701-1797 Hill Road North	43147	SC	Fee	1990	1998	100%	59,495	$628,011	$13.22	77.0%
333	Solon, OH	Uptown Solon Kruse Drive	44139	SC	Fee	1998	1*	100%	183,255	$2,792,384	$15.74	96.8%	Mustard Seed Market & Cafe (2019), Bed Bath & Beyond (2009), Borders Books and Music (2018)
334	Stow, OH	Stow Community Shopping Center Kent Road	44224	SC	Fee	1997/2000	1*	100%	404,480	$2,986,704	$7.46	98.9%	Kmart (2006), Bed Bath & Beyond (2011), Giant Eagle (2017), Kohl’s (2019), Office Max (2011), Target (Not Owned)
335	Tiffin, OH	Tiffin Mall 870 West Market Street	44883	MM	Fee	1980/2004	1*/2*	100%	170,868	$731,821	$6.11	70.0%	Cinemark (2011), J.C. Penney (2010)
336	Toledo, OH	Springfield Commons Shopping S. Holland-Sylvania Road	43528	SC	Fee (3)	1999	1*	20%	241,129	$2,779,908	$11.03	99.3%	Kohl’s (2019), Gander Mountain (2014), Bed Bath & Beyond (2010), Old Navy (2010)
337	Toledo, OH	Dick’s-Toledo 851 West Alexis Road	43612	SC	Fee	1995	2004	100%	80,160	$501,000	$6.25	100%	Dick’s Sporting Goods (2016)
338	Westlake, OH	West Bay Plaza 30100 Detroit Road	44145	SC	Fee	1974/1997/ 2000	1*/2*	100%	162,330	$1,370,403	$8.54	98.8%	Marc’s (2009), Kmart (2009)
339	Xenia, OH	West Park Square 1700 West Park Square	45385	SC	Fee	1994/1997/ 2001	1*	100%	104,873	$738,682	$8.12	77.9%	Kroger (2019), Wal-Mart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

	Oregon
340	Portland, OR	Tanasbourne Town Center NW Evergreen Parkway & NW Ring Road	97006	SC	Fee (3)	1995/2001	1996	50%	309,617	$5,586,982	$18.18	99.2%	Linens ’N Things (2012), Ross Dress For Less (2008), Barnes & Noble (2011), Michaels (2009), Office Depot (2010), Haggan’s (2021), Nordstrom (Not Owned), Target (Not Owned), Mervyns (Not Owned)
	Pennsylvania
341	Allentown, PA	West Valley Market Place 1091 Mill Creek Road	18106	SC	Fee	2001/2004	2003	100%	259,239	$2,698,873	$10.47	99.5%	Wal-Mart (2021)
342	E. Norriton, PA	Kmart Plaza 2692 Dekalb Pike	19401	SC	Fee	1975/1997	1*/2*	100%	173,876	$1,331,209	$7.23	100%	Kmart (2010), Big Lots (2010)
343	Erie, PA	Peach Street Square 1902 Keystone Drive	16509	SC	GL	1995/1998/ 2003	1*	100%	557,769	$4,779,195	$8.89	91.3%	Lowe’s Home Improvement (2015), PETsMART (2015), Circuit City (2020), Kohl’s (2016), Wal-Mart (2015), Cinemark (2011), Home Depot (Not Owned)
344	Erie, PA	Erie Market Place 6660-6750 Peach Street	16509	SC	Fee (3)	2003	2003	14.5%	107,537	$1,065,115	$9.18	100%	Marshall’s (2013), Bed Bath & Beyond (2013), Babies ’R Us (2015), Target (Not Owned)
345	Erie, PA	Tops Plaza-Erie 1520 West 25th Street	16505	SC	Fee	1995	2004	100%	103,691	$1,325,624	$12.78	100%	Tops Markets (2016)
346	Hanover, PA	BJ’s-Hanover 1785 Airport Road South	18109	SC	Fee	1991	2004	100%	112,230	$858,844	$7.65	100%	BJ’s Wholesale Club (2011)
347	Monaca, PA	Township Market Place 115 Wagner Road	15061	SC	GL (3)	1999/2004	2003	14.5%	298,589	$2,757,341	$9.23	100%	Cinemark (2019), Lowe’s Home Improvement (2016), Shop ’N Save (2019)
348	Mt. Nebo, PA	Mt. Nebo Point Mt. Nebo Road & Lowries Run Road	15237	SC	Fee	2005	1*	100%	72,882	$1,124,207	$13.93	100%	Sportsman’s Warehouse (2020), Sam’s Club (Not Owned), Target (Not Owned)
	Puerto Rico
349	Arecibo, PR	Plaza Del Atlantico PR #KM 80.3	00612	MM	Fee	1980/1993	2005	100%	215,451	$3,209,401	$15.35	89.7%	Kmart (2013), Capri Del Atlantico (2013)
350	Bayamon, PR	Plaza Del Sol Road PR#29 & PR#167, Hato Tejas	00961	MM	Fee	1998/2003/ 2004	2005	100%	526,373	$15,807,439	$30.70	93.5%	Wal-Mart (2022), Old Navy (2011), Science Park Cinema (2019), Bed Bath & Beyond (2017), Home Depot (Not Owned)
351	Bayamon, PR	Rexville Plaza PR #167, KM 18.8	00961	SC	Fee	1980/2002	2005	100%	126,023	$1,553,961	$11.42	98.9%	Pueblo Xtra (2009), Tiendas Capri (2013)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

352	Bayamon, PR	Rio Hondo PR #22, PR #167	00961	MM	Fee	1982/2001	2005	100%	461,321	$11,457,429	$23.63	97.0%	Tiendas Capri (2009), CompUSA (2021), Kmart (2011), Pueblo Xtra (2012), Marshall’s (2015), Rio Hondo Cinema (Not Owned)
353	Carolina, PR	Plaza Escorial Carreterra #3, KM 6.1	00987	SC	Fee	1997	2005	100%	385,665	$7,534,321	$15.66	99.4%	Office Max (2015), Wal-Mart (2024), Borders Books and Music (2017), Old Navy (2009), Sam’s Club (2024), Home Depot (Not Owned), Caribbean Cinemas (Not Owned)
354	Cayey, PR	Plaza Cayey State Road #1 & PR #735	00736	SC	Fee	1999/2004	2005	100%	261,126	$3,173,157	$9.06	100%	Wal-Mart (2021), Cayey Cinema Corp. (Not Owned)
355	Fajardo, PR	Plaza Fajardo Road PR #3 INT PR #940	00738	SC	Fee	1992	2005	100%	245,319	$3,823,351	$15.29	100%	Wal-Mart (2012), Pueblo Xtra (2012)
356	Guayama, PR	Plaza Wal-Mart Road PR #3 KM 135.0	00784	SC	Fee	1994	2005	100%	163,598	$1,676,518	$10.44	98.2%	Wal-Mart (2018)
357	Hatillo, PR	Plaza Del Norte Road #2,KM 81.9	00659	MM	Fee	1992	2005	100%	505,877	$10,959,561	$22.22	93.8%	J.C. Penney (2012), Pueblo Xtra (2012), Wal-Mart (2012), Toys ’R Us/Kids ’R Us (Not Owned)
358	Humacao, PR	Palma Real State Road #3, KM 78.20	00791	SC	Fee	1995	2005	100%	340,608	$6,440,284	$16.58	99.0%	Capri Stores (2011), Pueblo Xtra (2020), Cinevista Theatres (2006), Wal-Mart (2020), Pep Boys (Not Owned), J. C. Penney (Not Owned)
359	Isabela, PR	Plaza Isabela State Road #2 & #454,KM 111.6	00662	SC	Fee	1994	2005	100%	238,410	$3,644,244	$14.13	100%	Pueblo Xtra (2014), Wal-Mart (2019)
360	San German, PR	Camino Real State Road PR #122	00683	SC	Fee	1991	2005	100%	22,356	$315,950	$5.14	100%	Pep Boys (2015)
361	San German, PR	Del Oeste Road PR #2 INT PR #122	00683	SC	Fee	1991	2005	100%	174,172	$2,317,077	$12.12	98.8%	Kmart (2016), Pueblo Xtra (2011)
362	San Juan, PR	Senorial Plaza PR #53 & PR #177	00926	MM	Fee	1978/Mutiple	2005	100%	169,136	$2,597,385	$16.17	88.6%	Kmart (2010), Pueblo Xtra (Not Owned)
363	Vega Baja, PR	Plaza Vega Baja Road PR #2 INT PR #155	00693	SC	Fee	1990	2005	100%	174,728	$2,088,246	$10.71	100%	Kmart (2015), Pueblo Xtra (2010)
	South Carolina
364	Camden, SC	Springdale Plaza 1671 Springdale Drive	29020	SC	Fee	1990/2000	1993	100%	180,127	$1,275,113	$7.13	99.3%	Steve & Barry’s (2014), Belk (2015), Wal-Mart Super Center (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

365	Charleston, SC	Ashley Crossing 2245 Ashley Crossing Drive	29414	SC	Fee	1991	2003	100%	188,883	$1,45,549	$7.76	92.5%	Food Lion (2011), Wal-Mart (2011)
366	Columbia, SC	Harbison Court Harbison Boulevard	29212	SC	Fee (3)	1991	2002	14.5%	236,707	$2,863,329	$12.41	97.5%	Barnes & Noble (2011), Ross Dress For Less (2014), Marshall’s (2012), Office Max (2011), Babies ’R Us #8890 (Not Owned)
367	Mt. Pleasant, SC	Wando Crossing 1500 Highway 17 North	29465	SC	Fee	1992/2000	1995	100%	209,139	$1,759,609	$10.81	77.8%	Office Depot (2010), T.J. Maxx (2007), Marshall’s (2011), Wal-Mart (Not Owned)
368	N. Charleston, SC	North Pointe Plaza 7400 Rivers Avenue	29406	SC	Fee	1989/2001	2*	100%	294,471	$2,066,522	$7.04	99.7%	Wal-Mart (2009), Office Max (2007), Helig Meyers (Not Owned)
369	N. Charleston, SC	North Charleston Center 5900 Rivers Avenue	29406	SC	Fee	1980/1993	2004	100%	235,501	$1,071,400	$7.80	58.4%	Northern Tool (2016), Big Lots (2009)
370	Orangeburg, SC	North Road Plaza 2795 North Road	29115	SC	Fee	1994/1999	1995	100%	50,760	$532,648	$10.49	100%	Goody’s (2008), Wal-Mart (Not Owned)
371	S. Anderson, SC	Crossroads Plaza 406 Highway 28 Bypass	29624	SC	Fee	1990	1994	100%	13,600	$53,812	$3.96	100%
372	Simpsonville, SC	Fairview Station 621 Fairview Road	29681	SC	Fee	1990	1994	100%	142,086	$881,915	$6.21	100%	Ingles (2011), Kohl’s (2015)
373	Union, SC	West Towne Plaza U.S. Hwy 176 Bypass #1	29379	SC	Fee	1990	1993	100%	184,331	$651,550	$5.04	70.1%	Wal-Mart (2009), Belk (2010)
	South Dakota
374	Watertown, SD	Watertown Mall 1300 9th Avenue	56401	MM	Fee	1977	1*/2*	100%	240,262	$1,574,446	$6.92	94.7%	Dunham’s Sporting Goods (2011), Herberger’s (2009), J.C. Penney (2008), Hy Vee Supermarket (Not Owned)
	Tennessee
375	Brentwood, TN	Cool Springs Pointe I-65 and Moore’s Lane	37027	SC	Fee (3)	1999/2004	2000	14.5%	201,414	$2,572,784	$12.77	100%	Best Buy (2014), Ross Dress For Less (2015), Linens ’N Things (2014), DSW Shoe Warehouse (2008)
376	Chattanooga, TN	Overlook at Hamilton Place 2288 Gunbarrel Road	37421	SC	Fee	1992/2004	2003	100%	207,244	$1,797,167	$8.67	100%	Best Buy (2014), Hobby Lobby (2014), Fresh Market (2014)
377	Columbia, TN	Columbia Square 845 Nashville Highway	38401	SC	Fee (3)	1993	2003	10%	68,948	$502,041	$7.94	91.7%	Kroger (2022)
378	Farragut, TN	Farragut Pointe 11132 Kingston Pike	37922	SC	Fee (3)	1991	2003	10%	71,311	$536,825	$7.84	96.0%	Food City (2011)
379	Goodlettsville, TN	Northcreek Commons 101-139 Northcreek Boulevard	37072	SC	Fee (3)	1987	2003	20%	84,441	$728,601	$8.63	100%	Kroger (2012)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

380	Hendersonville, TN	Hendersonville Lowe’s 1050 Lowe’s Road	37075	SC	Fee	1999	2003	100%	133,144	$1,222,439	$9.18	100%	Lowe’s Home Improvement (2019)
381	Johnson City, TN	Johnson City Market Place Franklin & Knob Creek Roads	37604	SC	GL	2005	2003	100%	4,060	$413,892	$15.00	100%	Kohl’s (Not Owned)
382	Murfreesboro, TN	Memorial Village 710 Memorial Boulevard	37130	SC	Fee	1993	2003	100%	117,697	$747,140	$6.35	100%	Murfreesboro Athletic Club (2014)
383	Murfreesboro, TN	Towne Centre Old Fort Parkway	37129	SC	Fee (3)	1998	2003	14.5%	108,023	$1,320,615	$12.23	100%	T.J. Maxx (2008), Books-A-Million (2009), Lowe’s Home Improvement (Not Owned), Toys ’R Us (Not Owned), Target (Not Owned)
384	Nashville, TN	The Market Place Charlotte Pike	37209	SC	Fee (3)	1998	2003	14.5%	167,795	$1,673,979	$9.98	100%	Lowe’s Home Improvement (2019), Wal-Mart (Not Owned)
	Texas
385	Austin, TX	Shops at Tech Ridge Center Ridge Drive	78728	SC	Fee (3)	2003	2003	24.75%	282,798	$4,250,669	$14.56	99.3%	Ross Dress For Less (2014), Linens ’N Things (2014), Hobby Lobby (2018), Best Buy (2017), Toys ’R Us (Not Owned), Super Target (Not Owned)
386	Frisco, TX	Frisco Market Place 7010 Preston Road	75035	SC	Fee (3)	2003	2003	14.5%	20,959	$731,059	$19.33	100%	Kohl’s (Not Owned)
387	Irving, TX	MacArthur Market Place Market Place Boulevard	75063	SC	Fee (3)	2004	2003	14.5%	146,941	$2,084,490	$10.75	100%	Hollywood Theatres (2016), Office Max (2014), Kohl’s (Not Owned), Sam’s Club (Not Owned), Wal-Mart (Not Owned)
388	Lewisville, TX	Lakepointe Crossings S Stemmons Freeway	75067	SC	Fee (3)	1991	2002	14.5%	311,039	$3,509,234	$11.43	98.8%	99 Cents Only Store (2009), RoomStore, The (2007), PETsMART(2009), Best Buy (2010), Academy Sports (2016), Mardell Christian Book Store (2012), Toys ’R Us (Not Owned), Conn’s Appliance (Not Owned), Garden Ridge (Not Owned)
389	McKinney, TX	McKinney Market Place US Hwy 75 & El Dorado Parkway	75070	SC	Fee (3)	2000	2003	14.5%	118,967	$1,168,375	$10.53	93.3%	Kohl’s (2021), Albertson’s (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

390	Mesquite, TX	The Market Place at Towne Centre Southbound Frontage Road I 635	75150	SC	Fee (3)	2001	2003		14.5%	170,625	$2,349,200	$12.71	100%	Linens ’N Things (2013), Michaels (2012), Ross Dress For Less (2013), Home Depot (Not Owned), Kohl’s (Not Owned)
391	San Antonio, TX	Bandera Point North State Loop 1604/Bandera Road	78227	SC	Fee	2001/2002	1	*	100%	278,721	$4,374,724	$14.88	97.7%	T.J. Maxx (2011), Linens ’N Things (2012), Old Navy (2011), Ross Dress For Less (2012), Barnes & Noble (2011), Target (Not Owned), Lowe’s Home Improvement (Not Owned), Kohl’s (Not Owned), Chuck E Cheese (Not Owned), Credit Union (Not Owned), Racquetball & Fitness (Not Owned)
392	San Antonio, TX	Ingram Park 6157 NW Loop 410	78238	MV	Fee	1985	2005		50%	76,597	$430,440	$5.62	100%	Mervyns (2020)
393	San Antonio, TX	Westover Market Place SH 151 at Loop 410	78209	SC	Fee (3)	2005	1	*	10%	188,062	$2,620,336	$13.74	98.1%	PETsMART (2016), Office Depot (2016), Sportsman’s Warehouse (2015), Ross Dress For Less (2016), Lowe’s Home Improvement (Not Owned), Target (Not Owned)
	Utah
394	Logan, UT	Family Place at Logan 400 North Street	84321	SC	Fee	1975	1998		100%	19,200	$209,194	$10.90	100%	Rite-Aid (Not Owned)
395	Midvale, UT	Family Center at Fort Union 50 900 East Ft. Union Boulevard	84047	SC	Fee	1973/2000	1998		100%	612,257	$7,171,398	$12.82	91.4%	Babies ’R Us (2014), Office Max (2012), Smith’s Food & Drug (2024), Media Play (2009), Bed Bath & Beyond (2014), Wal-Mart (2015), Ross Dress For Less (2016)
396	Ogden, UT	Family Center at Ogden 5-Point 21-129 Harrisville Road	84404	SC	Fee	1977	1998		100%	162,316	$661,027	$5.41	75.3%	Harmon’s (2012)
397	Orem, UT	Family Center at Orem 1300 South Street	84058	SC	Fee	1991	1998		100%	150,667	$1,621,278	$10.76	100%	Kids ’R Us (2011), Media Play (2009), Office Depot (2008), Jo-Ann Stores (2012), R.C. Willey (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

398	Riverdale, UT	Family Center at Riverdale 510 1050 West Riverdale Road	84405	SC	Fee	1995/2003	1998		100%	593,398	$4,882,292	$8.45	95.9%	Meier & Frank Department Store (2011), Office Max (2008), Gart Sports (2012), Sportsman’s Warehouse (2009), Target SuperStore (2017), Media Play (2009), Circuit City (2016)
399	Riverdale, UT	Family Center at Riverdale 526 1050 West Riverdale Road	84405	SC	Fee	2005	1	*	100%	35,347	$335,796	$9.50	100%	Jo-Ann Stores (2015), Sam’s Club (Not Owned), Super Wal-Mart (Not Owned)
400	Salt Lake City, UT	Family Place at 33rd South 3300 South Street	84115	SC	Fee	1978	1998		100%	34,209	$200,588	$9.00	65.2%
401	Taylorsville, UT	Family Center at Midvalley 503 5600 South Redwood	84123	SC	Fee	1982/2003	1998		100%	641,256	$6,231,524	$10.41	93.3%	Shopko (2014), Jo-Ann Stores (2015), Gart Sports (2017), 24 Hour Fitness (2017), Bed Bath & Beyond (2015), Ross Dress For Less (2014), Home USA Warehouse (2012), Media Play (2009), PETsMART (2012), Harmon’s Superstore (Not Owned)
	Vermont
402	Berlin, VT	Berlin Mall 282 Berlin Mall Road, Unit #28	05602	MM	Fee	1986/1999	2	*	100%	174,624	$1,667,090	$9.55	99.9%	Wal-Mart (2014), J.C. Penney (2009)
	Virginia
403	Chester, VA	Bermuda Square 12607-12649 Jefferson Davis	23831	SC	Fee	1978	2003		100%	116,310	$1,214,315	$10.72	97.4%	Ukrop’s (2008)
404	Fairfax, VA	Fairfax Towne Center 12210 Fairfax Towne Center	22033	SC	Fee(3)	1994	1995		14.5%	253,392	$4,849,085	$19.14	100%	Safeway (2019), T.J. Maxx (2009), Tower Records (2009), Bed Bath & Beyond (2010), United Artists Theatre (2014)
405	Lynchburg, VA	Candlers Station 3700 Candlers Mountain Road	24502	SC	Fee	1990	2003		100%	270,765	$2,277,564	$8.46	99.0%	Goody’s (2008), Cinemark (2015), Circuit City (2009), Staples (2013), T.J. Maxx (2009), Steve & Barry’s (2014), Toys ’R Us (Not Owned)
406	Lynchburg, VA	Fairview Square 2215 Florida Avenue	24501	SC	Fee	1992	2004		100%	85,209	$362,745	$6.60	64.5%	Food Lion (2012)
407	Martinsville, VA	Liberty Fair Mall 240 Commonwealth Boulevard	24112	MM	Fee	1989/1997	1	*/2*	50%	435,057	$2,796,347	$7.03	90.8%	Goody’s (2007), Belk (2009), J.C. Penney (2009), Sears (2009), Office Max (2012), Kroger (2017)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2006
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

408	Midlothian, VA	Genito Crossing Hull Street Road	23112	SC	Fee	1985	2003	100%	79,407	$677,383	$9.29	91.8%	Food Lion (2010)
409	Pulaski, VA	Memorial Square 1000 Memorial Drive	24301	SC	Fee	1990	1993	100%	143,299	$813,944	$6.28	90.5%	Wal-Mart (2011), Food Lion (2011)
410	Winchester, VA	Apple Blossom Corners 2190 S. Pleasant Valley	22601	SC	Fee(3)	1990/1997	2 *	20%	240,560	$2,427,948	$9.95	100%	Martin’s Food Store (2040), Kohl’s (2018), Office Max (2012), Books-A-Million (2013)
	Washington
411	Kirkland, WA	Totem Lakes Upper Totem Lakes Boulevard	98034	SC	Fee(3)	1999/2004	2004	20%	228,210	$2,720,261	$15.63	77.8%	Guitar Center (2007), Ross Dress For Less (2010), CompUSA (2006), Rite-Aid (Not Owned)
	West Virginia
412	Barboursville, WV	Barboursville Center 5-13 Mall Road	25504	SC	GL	1985	1998	100%	70,900	$389,425	$5.49	100%	Discount Emporium (2006), Goody’s (2014), Value City (Not Owned)
	Wisconsin
413	Brookfield, WI	Shoppers World of Brookfield North 124th Street and West CA	53005	SC	Fee(3)	1967	2003	14.5%	182,722	$1,420,459	$7.77	100%	T.J. Maxx (2010), Marshall’s Mega Store (2009), Office Max (2010), Burlington Coat Factory (2012)
414	Brown Deer, WI	Brown Deer Center North Green Bay Road	53209	SC	Fee(3)	1967	2003	14.5%	266,716	$1,951,845	$7.46	98.1%	Kohl’s (2023), Michaels (2012), Office Max (2010), T.J. Maxx (2007), Old Navy (2012)
415	Brown Deer, WI	Market Place of Brown Deer North Green Bay Road	53209	SC	Fee(3)	1989	2003	14.5%	143,372	$1,133,461	$8.10	97.6%	Marshall’s Mega Store (2009), Pick ’N Save (2010)
416	Milwaukee, WI	Point Loomis South 27th Street	53221	SC	Fee	1962	2003	100%	160,533	$707,571	$4.41	100%	Kohl’s (2007), Pick ’N Save (2007)
417	West Allis, WI	West Allis Center West Cleveland Avenue and S. 108	53214	SC	Fee	1968	2003	100%	246,081	$1,421,496	$5.47	100%	Kohl’s (2008), Marshall’s Mega Store (2009), Pick ’N Save (2008)

1*	Property developed by the Company.

2*	Original IPO Property.

(1)	“SC” indicates a power center or a community shopping center, “LC” indicates a lifestyle center, “MM” indicates an enclosed mini-mall, and “MV” indicates a Mervyns site.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2006.

(3)	One of the one hundred seventeen (117) properties owned through unconsolidated joint ventures, which serve as collateral for joint venture mortgage debt aggregating approximately $2.5 billion (of which the Company’s proportionate share is $525.6 million) as of December 31, 2006, and which is not reflected in the consolidated indebtedness.

Developers Diversified Realty Corporation									Company-
Service Merchandise Property List at December 31, 2006									Owned		Average
				Type of		Year		DDR	Gross	Total	Base
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased	Anchor Tenants (Lease Expiration)

	Alabama
1	Huntsville, AL	930A Old Monrovia Road	35806	SC	Fee	1984	2002	20%	54,200	$381,500	$7.04	100%	H.H. Gregg Appliances (2014)
	Arizona
2	Mesa, AZ	6233 East Southern Boulevard	85206	SC	Fee	1991	2002	20%	53,312	$724,182	$13.58	100%	Ashley Furniture Homestore (2013)
3	Mesa, AZ	Continental Fiesta Plaza 1360 West Southern Avenue	85202	SC	Fee	1984	2002	20%	50,000	$208,000	$4.16	100%	IRCA (2009)
	Connecticut
4	Danbury, CT	67 Newton Road	06810	SC	Lease	1978	2002	20%	51,750	$543,000	$10.49	100%	Homegoods (2012), Namco Pool Supplies (2012)
5	Manchester, CT	1520 Pleasant Valley Road	06040	SC	GL	1993	2002	20%	49,905	$485,844	$9.74	100%	Michaels (2014), PETsMART (2014)
	Delaware
6	Dover, DE	1380 North Dupont Highway	19901	SC	Fee	1992	2002	20%	50,001	$352,047	$7.04	100%	Furniture & More (2009), PETsMART (2011)
	Florida
7	Bradenton, FL	825 Cortez Road West	34207	SC	Lease	1995	2002	20%	53,638	$330,870	$6.17	100%	Bed Bath & Beyond (2018), Michaels (2014)
8	Ocala, FL	Shady Oaks Shopping Center 2405 Southwest 27th Avenue	32671	SC	Lease	1981	2002	20%	54,816	$286,732	$5.23	100%	Kimco Ocala 665 (2007), Beall’s Outlet (2012)
9	Orlando, FL	7175 West Colonial Drive	32818	SC	Fee	1989	2005	20%	51,550	$0	$0.00	0%
10	Pembrooke Pines, FL	11251 Pines Boulevard	33026	SC	Fee	1994	2004	20%	50,000	$506,116	$10.12	100%	Homegoods (2010), 99 Cent Stuff (2014)
11	Pensacola, FL	7303 Plantation Road	32504	SC	Fee	1976	2004	20%	64,053	$800,663	$12.50	100%	American Water Works (2015)
12	St. Petersburg, FL	2500 66th Street North	33710	SC	Fee	1975	2002	20%	76,438	$1,099,479	$13.27	100%	Jo-Ann Stores (2014), Homegoods (2015)
13	Stuart, FL	3257 NW Federal Highway	34957	SC	GL	1989	2002	20%	50,000	$427,968	$8.56	100%	Office Depot (2011), 99 Cent Stuff (2014)
14	Tampa, FL	Hillsborough Galleria 4340 Hillsborough Avenue	33614	SC	Fee	1989	2002	20%	50,000	$240,000	$4.80	100%	Burdine’s-Macy’s Furniture & Mattress (2006)
	Georgia
15	Duluth, GA	2075 Market Street	30136	SC	Fee	1983	2002	20%	56,225	$307,193	$5.46	100%	Mega Amusement (2013)
	Illinois
16	Burbank, IL	7600 South Lacrosse Avenue	60459	SC	Fee	1984	2002	20%	27,213	$162,000	$11.73	50.8%
17	Crystal Lake, IL	5561 Northwest Highway	60014	SC	Fee	1989	2002	20%	50,092	$335,300	$8.02	83.4%	Big Lots (2012)
18	Downers Grove, IL	1508 Butterfield Road	60515	SC	Lease	1973	2003	20%	35,943	$420,000	$11.69	100%	Wickes Funiture (2018)
19	Lansing, IL	16795 South Torrence Avenue	60438	SC	Fee	1986	2002	20%	51,177	$380,899	$8.03	92.7%	Pay/Half (2017)
	Indiana
20	Evansville, IN	300 North Green River Road	47715	SC	Lease	1978	2002	20%	60,000	$374,238	$8.98	69.5%	Bed Bath & Beyond (2009)

Developers Diversified Realty Corporation									Company-
Service Merchandise Property List at December 31, 2006									Owned		Average
				Type of		Year		DDR	Gross	Total	Base
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased	Anchor Tenants (Lease Expiration)

	Kentucky
21	Lexington, KY	1555 New Circle Road	40509	SC	Lease	1978	2002	20%	60,000	$367,684	$6.13	100%	Homegoods (2009), The Tile Shop (2013)
22	Louisville, KY	4601 Outer Loop Road	40219	SC	Fee	1973	2002	20%	49,410	$293,468	$5.94	100%	PETsMART (2018), A.J. Wright (2014)
23	Owensboro, KY	4810 Frederica Street	42301	SC	Fee	1984	2002	20%	49,980	$0	$0.00	0%
24	Paducah, KY	5109 Hinkleville Road	42001	SC	Fee	1984	2002	20%	52,500	$0	$0.00	0%
	Louisiana
25	Baton Rouge, LA	9501 Cortina Mall	70815	SC	Fee	1997	2004	20%	90,000	$148,900	$1.65	100%	Flor-Line Associates (2008)
26	Bossier City, LA	2950 East Texas Street	71111	SC	Fee	1982	2003	20%	58,500	$0	$0.00	0%
27	Houma, LA	1636 Martin Luther King Boulevard	70360	SC	Fee	1992	2002	20%	49,721	$324,689	$8.12	80.4%	Best Buy (2015), Bed Bath & Beyond (2018)
28	Metairie, LA	6851 Veterans Boulevard	70003	SC	Fee	1972	2002	20%	92,992	$1,000,611	$10.76	100%	Office Depot (2009), Babies ’R Us (2014), PETsMART (2018)
	Massachusetts
29	Burlington, MA	34 Cambridge Street	01803	SC	Lease	1978	2003	20%	70,800	$898,814	$12.70	100%	E & A Northeast (2014), Off Broadway Shoes (2014)
30	Swansea, MA	58 Swansea Mall Drive	02777	SC	GL	1985	2002	20%	49,980	$277,380	$5.55	100%	Pricerite Supermarket (2016)
	Michigan
31	Westland, MI	7638 Nankin Road	48185	SC	Fee	1980	2002	20%	50,000	$0	$0.00	0%
	Mississippi
32	Hattiesburg, MS	1000 Turtle Creek Drive Suite 2	39402	SC	Fee	1995	2002	20%	50,809	$406,472	$8.00	100%	Circuit City (2020)
	Nevada
33	Las Vegas, NV	4701 Faircenter Parkway	89102	SC	Lease	1990	2004	20%	24,975	$174,825	$7.00	100%	Michaels (2011)
	New Hampshire
34	Salem, NH	271 South Broadway	03079	SC	Lease	1985	2003	20%	50,110	$574,539	$11.47	100%	Bed Bath & Beyond (2011), A.C. Moore (2016)
	New Jersey
35	Paramus, NJ	Bishops Corner East 651 Route 71 East	06117	SC	Lease	1978	2003	20%	54,850	$898,563	$18.29	89.6%	Homegoods (2008)
36	Wayne, NJ	Route 23 West Belt Plaza	07470	SC	Lease	1978	2002	20%	49,157	$756,173	$15.38	100%	Homegoods (2010), PETsMART (2015)
	New York
37	Middletown, NY	88-25 Dunning Road	10940	SC	Lease	1989	2002	20%	50,144	$409,649	$8.17	100%	Homegoods (2010), PETsMART (2010)
	North Carolina
38	Raleigh, NC	U.S. 17 Millbrook	27604	SC	Fee	1994	2002	20%	50,000	$457,028	$9.14	100%	A.C. Moore (2010), K & G Menswear (2014)
	Oklahoma
39	Warr Acres, OK	5537 Northwest Expressway	73132	SC	Fee	1985	2002	20%	50,000	$0	$0.00	0%

Developers Diversified Realty Corporation									Company-
Service Merchandise Property List at December 31, 2006									Owned		Average
				Type of		Year		DDR	Gross	Total	Base
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF) (2)	Leased	Anchor Tenants (Lease Expiration)

	South Carolina
40	N. Charleston, SC	7400 Rivers Avenue	29418	SC	Fee	1989	2002	20%	50,000	$321,638	$6.43	100%	DDR Office (2011), Dollar Tree (2008)
	Tennessee
41	Antioch, TN	5301 Hickory Hollow Parkway	37013	SC	Fee	1984	2002	20%	59,319	$558,821	$9.42	100%	Office Depot (2010), Bed Bath & Beyond (2018)
42	Franklin, TN	1735 Galleria Boulevard	37064	SC	Fee	1992	2002	20%	60,000	$683,409	$11.39	100%	H.H. Gregg Appliances (2010), Wild Oats Markets (2014)
43	Knoxville, TN	9333 Kingston Pike	37922	SC	Fee	1986	2002	20%	50,092	$262,983	$5.25	100%	Hobby Lobby (2010)
	Texas
44	Baytown, TX	6731 Garth Road	77521	SC	Fee	1981	2002	20%	52,288	$0	$0.00	0%
45	Beaumont, TX	4450 Dowlen	77706	SC	Lease	1977	2003	20%	63,404	$128,707	$4.25	47.8%	Marshall’s (2012)
46	Longview, TX	3520 McCann Road	75605	SC	Fee	1978	2004	20%	40,524	$324,192	$8.00	100%	Stage (2015)
47	McAllen, TX	6600 US Expressway 83	78503	SC	Fee	1993	2002	20%	59,086	$431,230	$7.96	91.6%	Michaels (2012), Bed Bath & Beyond (2018)
48	Richardson, TX	1300 East Beltline	75081	SC	Fee	1978	2002	20%	62,463	$454,600	$7.28	100%	Staples (2011), Conn’s Appliance Store (2014)
49	Sugarland, TX	15235 South West Freeway	77478	SC	GL	1992	2002	20%	50,000	$325,000	$6.50	100%	Conn’s Appliance Store (2018)
	Virginia
50	Chesapeake, VA	4300 Portsmouth Boulevard	23321	SC	GL	1990	2002	20%	50,062	$364,093	$7.27	100%	PETsMART (2016), Michaels (2011)

(1)	SC indicates a power center or a community shopping center.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2006.

Developers Diversified Realty Corporation
Office and Industrial Property List at December 31, 2006

										Company-
										Owned		Average
				Type of		Year			DDR	Gross	Total	Base Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(Per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Base Rent	(2)	Leased	Anchor Tenants (Lease Expiration)

	Maryland
1	Silver Springs, MD(I)	Tech Center 29 Phase I	20904	IND	Fee	1970	2001		100%	176,674	$1,264,699	$9.59	18.3%
		2120-2162 Tech Road
2	Silver Springs, MD (II)	Tech Center 29 Phase II	20904	IND	Fee	1991	2001		100%	58,280	$324,450	$8.07	0%
		2180 Industrial Parkway
3	Silver Springs, MD (III)	Tech Center 29 Phase III	20904	OFF	Fee	1988	2001		100%	55,901	$920,882	$22.07	0%
		12200 Tech Road
	Massachusetts
4	Chelmsford, MA	Apollo Drive Office Building	01824	OFF	Fee	1987	2001		100%	291,424	$0	$0	0%
		300 Apollo Drive
	Ohio
5	Twinsburg, OH	Heritage Business I	44087	IND	Fee	1990	3	*	100%	35,866	$155,154	$6.82	0%
		9177 Dutton Drive
	Pennsylvania
6	Erie, PA	38th Street Plaza	16506	IND	GL	1973	2	*	100%	96,000	$219,150	$5.40	42.3%	West Telemarketing (2008)
		2310 West 38th Street
	Utah
7	Salt Lake City, UT	The Hermes Building	84111	IND	Fee	1985	1998		100%	53,476	$724,479	$15.90	84.9%
	(Hermes)	455 East 500 South Street

2*	Original IPO Property

3*	Original IPO Property transferred to American Industrial Properties (“AIP”) in 1998 and reacquired in 2001 through AIP merger.

(1)	These properties are classified as the Company’s business center segment. “OFF” indicates office property and “IND” indicates industrial property.

(2)	Calculated as total annualized base rental divided by Company-owned GLA actually leased as of December 31, 2006.

Item 3.	LEGAL PROCEEDINGS

Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its properties that is reasonably likely to have a material adverse effect on the liquidity or results of operations of the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K, the following information is reported below.

(a) The executive officers of the Company are as follows:

Name	Age	Position and Office with the Company

Scott A. Wolstein	54	Chairman of the Board of Directors and Chief Executive Officer
David M. Jacobstein	60	President and Chief Operating Officer
Daniel B. Hurwitz	42	Senior Executive Vice President and Chief Investment Officer
Joan U. Allgood	54	Executive Vice President Corporate Transactions and Governance
Richard E. Brown	55	Executive Vice President of International
Timothy J. Bruce	49	Executive Vice President of Development
William H. Schafer	48	Executive Vice President and Chief Financial Officer
Robin R. Walker-Gibbons	50	Executive Vice President of Leasing
Christa A. Vesy	36	Senior Vice President and Chief Accounting Officer

Scott A. Wolstein has been the Chief Executive Officer and a Director of the Company since its organization in 1992. Mr. Wolstein has been Chairman of the Board of Directors of the Company since May 1997. Prior to the organization of the Company, Mr. Wolstein was a principal and executive officer of Developers Diversified Group (“DDG”), the Company’s predecessor. Mr. Wolstein graduated cum laude from both the Wharton School at the University of Pennsylvania and the University of Michigan Law School. Following law school, Mr. Wolstein was associated with the law firm of Thompson, Hine & Flory. He is currently a member of the Board of Governors and Executive Committee of NAREIT — National Real Estate Investment Trusts, Board of Directors of the Real Estate Roundtable, Board of Trustees of Hathaway Brown School, Board of Directors and Executive Committee Member of the Cleveland Chapter of the Red Cross, Board Member of the Cleveland Chapter of the Anti-Defamation League, Board of Directors of University Hospitals Health System, Board Member of the Greater Cleveland Partnership, Board Member of the Cleveland Development Advisors and member of the Executive Committee and Board of Trustees of the Zell-Lurie Wharton Real Estate Center. He is also a current member of the Urban Land Institute (ULI), PREA, the Visiting Committee and Advisory Council for the Case Western Reserve University’s Weatherhead School of Management, the National Advisory Council to Cleveland State University Law School and the World’s President Organization. He has also served as past Chairman of the State of Israel Bonds, Ohio Chapter, a past Trustee of the International Council of Shopping Centers (ICSC), President of the Board of Trustees of the United Cerebral Palsy Association of Greater Cleveland and as a member of the Board of the Great Lakes Theater Festival, The Park Synagogue and the Convention and Visitors Bureau of Greater Cleveland. Mr. Wolstein is a four-time recipient of the Realty Stock Review’s Outstanding CEO Award.

David M. Jacobstein was appointed President and Chief Operating Officer of the Company in May 1999 and served on the Company Board of Directors from May 2000 to May 2004. Prior to joining the Company,

Mr. Jacobstein served as Vice Chairman and Chief Operating Officer of Wilmorite, Inc., a Rochester, New York-based, shopping center developer. He is a graduate of Colgate University in Hamilton, New York and The George Washington University Law School in Washington, D.C. Prior to that, Mr. Jacobstein was engaged in corporate and securities law practice, as a partner with Harris, Beach & Wilcox, a Rochester, New York-based law firm, and as an associate attorney with Thompson, Hine & Flory, based in Cleveland, Ohio. Mr. Jacobstein is a member of ICSC, NAREIT, and ULI and has served as President of the Allendale Columbia School Board of Trustees (Rochester, New York) and as a Board member and Officer of the Colgate University Alumni Corporation.

Daniel B. Hurwitz was appointed Senior Executive Vice President and Chief Investment Officer in May 2005. Mr. Hurwitz has served as Executive Vice President of the Company from June 1999 through April 2005 and on the Company’s Board of Directors from May 2002 to May 2004. Prior to joining the Company, Mr. Hurwitz served as Senior Vice President and Director of Real Estate and Corporate Development for Boscov’s Department Stores, Inc. Prior to Boscov’s, Mr. Hurwitz served as Development Director for the Shopco Group, a New York City-based developer and acquirer of regional and super regional shopping malls. Mr. Hurwitz is a graduate of Colgate University and the Wharton School of Business Executive Management Program at the University of Pennsylvania. In addition, Mr. Hurwitz is a member of the Board of Directors of Boscov’s Department Stores Inc., a member of the Board of Trustees of Hawken School, a member of the Board of Directors of the Network, and a Vice Chairman of the Board for Summer on the Cuyahoga, a civic internship program. He is a member of ICSC and ULI and serves as a member of ICSC’s Open Air Centers Committee. Mr. Hurwitz has also served on the Board of Directors of the Colgate University Alumni Corporation, Colgate University Maroon Council, Berks County Food Bank and the Reading Jewish Community Center.

Joan U. Allgood was appointed Executive Vice President — Corporate Transactions and Governance in September 2005. Mrs. Allgood also serves as Corporate Secretary. Mrs. Allgood was the Senior Vice President — Corporate Affairs and Governance from 2002 to September 2005 and the Company’s Vice President and General Counsel from 1993 when the Company was organized as a public company until 2003, and was General Counsel of its predecessor entities since 1987. She was promoted to Senior Vice President in 1999. Mrs. Allgood is a member of the ICSC, the American College of Real Estate Lawyers and the Ohio and Cleveland Bar Associations, and is a Trustee of United Cerebral Palsy Association of Greater Cleveland. She received her B.A. from Denison University, Granville, Ohio, and her J.D. from Case Western Reserve University School of Law in 1977.

Richard E. Brown has been the Executive Vice President of International since October 2006, the Executive Vice President of Real Estate Operations from September 2005 to October 2006, the Senior Vice President of Real Estate Operations from March 2002 to September 2005, the Senior Vice President of Asset Management and Operations from February 2001 to March 2002 and Vice President of Asset Management and Operations from January 2000 to February 2001. Prior to joining the Company in 1996, Mr. Brown was Vice President of Asset Management of PREIT-Rubin, Inc., located in Philadelphia, Pennsylvania, and Vice President of Retail Asset Management of the Balcor Company, in Chicago, Illinois, since 1987. Mr. Brown is a Canadian chartered accountant and received his Bachelor of Commerce from Carleton University, in Ottawa, Canada.

Timothy J. Bruce has been the Executive Vice President of Development since September 2005, and Senior Vice President of Development from September 2002 to September 2005. Mr. Bruce oversees the development department for the Company’s nationwide retail real estate portfolio. From 1988 to the time he joined the Company, Mr. Bruce, a 20-year shopping center industry veteran, served as Senior Vice President, Director of Leasing for Acadia Realty Trust in New York, where his responsibilities included all aspects of leasing and redevelopment of the Company’s 10 million square foot portfolio of community and neighborhood shopping centers. Mr. Bruce earned his B.A. from the School of Architecture at the University of Illinois at Chicago and a Masters of Management from the J.L. Kellogg Graduate School of Business at Northwestern University. Mr. Bruce is a member of ICSC.

William H. Schafer has been the Executive Vice President and Chief Financial Officer since September 2005, Senior Vice President and Chief Financial Officer from May 1999 to September 2005, Vice President and Chief Financial Officer of the Company from its organization as a public company in 1993 and the Chief Financial Officer of its predecessor entities from April 1992. Mr. Schafer joined the Cleveland, Ohio, office of the Price Waterhouse LLP accounting firm in 1983 and served there as a Senior Manager from July 1990, until he joined the organization in 1992. Mr. Schafer graduated from the University of Michigan with a Bachelor of Arts degree in Business Administration. Mr. Schafer is a member of ICSC and a Board member of The Gathering Place.

Robin R. Walker-Gibbons was appointed Executive Vice President of Leasing in October 2005, Senior Vice President of Leasing for the Southeast Region from March 2005 to October 2005, Vice President of Leasing from November 1995 to March 2005 and a leasing manager from April 1995 to November 1995. Prior to joining the Company, Ms. Walker-Gibbons was President of Aroco, Inc., a retail brokerage and tenant representation firm based in Alabama. Ms. Walker-Gibbons is a graduate of the University of Alabama and is a member of ICSC.

Christa A. Vesy was appointed Senior Vice President and Chief Accounting Officer of the Company in November 2006. Beginning in September 2004, Mrs. Vesy worked for The Lubrizol Corporation, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment. Prior to joining Lubrizol, from 1993 to September 2004, Mrs. Vesy held various positions with the Assurance and Business Advisory Services group of PricewaterhouseCoopers LLP, a registered public accounting firm, including Senior Manager from 1999 to September 2004. Mrs. Vesy graduated with a Bachelor of Science degree in Business Administration from Miami University, Oxford, Ohio. She serves on the Board of Trustees of the Boys & Girls Clubs of Cleveland.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange (the “NYSE”) composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

	High	Low	Dividends

2006:
First	$56.99	$46.96	$0.59
Second	54.81	48.49	0.59
Third	56.18	51.11	0.59
Fourth	66.36	55.33	0.59
2005:
First	$44.50	$38.74	$0.54
Second	47.59	38.91	0.54
Third	49.49	43.87	0.54
Fourth	48.29	42.03	0.54

As of February 5, 2007, there were 2,353 record holders and approximately 28,000 beneficial owners of the Company’s common shares.

In February 2007, the Company declared its 2007 first quarter dividend to shareholders of record on March 23, 2007, of $0.66 per share.

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

The Company does not currently have in effect a plan to repurchase its common shares in the open market and did not repurchase any shares during the quarter ended December 31, 2006.

Item 6.	SELECTED FINANCIAL DATA

The financial data included in the following table has been derived from the financial statements for the last five years and includes the information required by Item 301 of Regulation S-K.

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2006 (1)	2005 (1)	2004 (1)	2003 (1)	2002 (1)

Operating Data:
Revenues	$818,098	$719,563	$562,356	$429,982	$313,316

Expenses:
Rental operations	269,767	236,403	183,905	146,574	103,149
Depreciation & amortization	192,219	163,341	122,783	85,507	69,385

	461,986	399,744	306,688	232,081	172,534

Interest income	9,113	10,078	4,233	5,082	5,904
Interest expense	(221,525)	(181,040)	(123,527)	(83,084)	(69,493)
Other expense	(446)	(2,532)	(1,779)	(10,119)	(1,018)

	(212,858)	(173,494)	(121,073)	(88,121)	(64,607)

Income before equity in net income from joint ventures, gain on disposition of joint venture interests, minority interests, income tax of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	143,254	146,325	134,595	109,780	76,175
Equity in net income from joint ventures	30,337	34,873	40,895	44,967	32,769
Gain on disposition of joint venture interests	—	—	—	7,950	—
Minority interests	(8,453)	(7,881)	(5,064)	(5,365)	(21,569)
Income tax benefit (expenses) of taxable REIT subsidiaries and franchise taxes	2,481	(342)	(1,469)	(1,626)	(742)

Income from continuing operations	167,619	172,975	168,957	155,706	86,633

Discontinued operations:
Income from discontinued operations	2,571	4,861	10,603	10,163	7,632
Gain on disposition of real estate, net	11,051	16,667	8,561	460	4,276

	13,622	21,528	19,164	10,623	11,908

Income before gain on disposition of real estate	181,241	194,503	188,121	166,329	98,541
Gain on disposition of real estate	72,023	88,140	84,642	73,932	3,429
Cumulative effect of adoption of a new accounting standard	—	—	(3,001)	—	—

Net income	$253,264	$282,643	$269,762	$240,261	$101,970

Net income applicable to common shareholders	$198,095	$227,474	$219,056	$189,056	$69,368

	For the Years Ended December 31,
	2006 (1)	2005 (1)	2004 (1)	2003 (1)	2002 (1)

Earnings per share data — Basic:
Income from continuing operations	$1.69	$1.90	$2.10	$2.18	$0.90
Income from discontinued operations	0.13	0.20	0.20	0.13	0.19
Cumulative effect of adoption of a new accounting standard	—	—	(0.03)	—	—

Net income applicable to common shareholders	$1.82	$2.10	$2.27	$2.31	$1.09

Weighted average number of common shares	109,002	108,310	96,638	81,903	63,807
Earnings per share data — Diluted:
Income from continuing operations	$1.69	$1.88	$2.08	$2.14	$0.89
Income from discontinued operations	0.12	0.20	0.19	0.13	0.18
Cumulative effect of adoption of a new accounting standard	—	—	(0.03)	—	—

Net income applicable to common shareholders	$1.81	$2.08	$2.24	$2.27	$1.07

Weighted average number of common shares	109,613	109,142	99,024	84,188	64,837
Cash dividends	$2.36	$2.16	$1.94	$1.69	$1.52

	At December 31,
	2006	2005	2004	2003	2002

Balance Sheet Data:
Real estate (at cost)	$7,442,135	$7,029,337	$5,603,424	$3,884,911	$2,804,056
Real estate, net of accumulated depreciation	6,580,869	6,336,514	5,035,193	3,426,698	2,395,264
Investments in and advances to joint ventures	291,685	275,136	288,020	260,143	258,610
Total assets	7,179,753	6,862,977	5,583,547	3,941,151	2,776,852
Total debt	4,248,812	3,891,001	2,718,690	2,083,131	1,498,798
Shareholders’ equity	2,496,183	2,570,281	2,554,319	1,614,070	945,561

	For the Years Ended December 31,
	2006 (1)	2005 (1)	2004 (1)	2003 (1)	2002 (1)

Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$340,692	$355,423	$292,226	$263,129	$210,739
Investing activities	(203,047)	(339,443)	(1,134,601)	(16,246)	(279,997)
Financing activities	(139,922)	(35,196)	880,553	(251,561)	66,560

	For the Years Ended December 31,
	2006 (1)	2005 (1)	2004 (1)	2003 (1)	2002 (1)

Other Data:
Funds from operations (2):
Net income applicable to common shareholders	$198,095	$227,474	$219,056	$189,056	$69,368
Depreciation and amortization of real estate investments	185,449	169,117	130,536	93,174	76,462
Equity in net income from joint ventures	(30,337)	(34,873)	(40,895)	(44,967)	(32,769)
Gain on disposition of joint venture interests	—	—	—	(7,950)	—
Joint ventures’ funds from operations (2)	44,473	49,302	46,209	47,942	44,473
Minority interests (OP Units)	2,116	2,916	2,607	1,769	1,450
Gain on disposition of depreciable real estate investments, net	(21,987)	(58,834)	(68,179)	(67,352)	(4,276)
Cumulative effect of adoption of a new accounting standard	—	—	3,001	—	—

Funds from operations applicable to common shareholders (2)	377,809	355,102	292,335	211,672	154,708
Preferred dividends	55,169	55,169	50,706	51,205	32,602

	$432,978	$410,271	$343,041	$262,877	$187,310

Weighted average shares and OP Units (Diluted) (3)	110,826	110,700	99,147	84,319	65,910

(1)	As described in the consolidated financial statements, the Company acquired 20 properties in 2006 (including 15 of which were acquired through joint ventures and four of which the Company acquired its joint venture partners’ interest), 52 properties in 2005 (including 36 of which were acquired through joint ventures and one of which the Company acquired its joint venture partner’s interest), 112 properties in 2004 (18 of which were acquired through joint ventures and one of which the Company acquired its joint venture partner’s interest), 124 properties in 2003 (three of which the Company acquired its joint venture partners’ interest) and 11 properties in 2002 (four of which the Company acquired its joint venture partners’ interests). The Company sold 15 properties in 2006 (nine of which were owned through joint ventures), 47 properties in 2005 (12 of which were owned through joint ventures), 28 properties in 2004 (13 of which were owned through joint ventures), 38 properties in 2003 (12 of which were owned through joint ventures) and 15 properties in 2002 (six of which were owned through joint ventures). All amounts have been presented in accordance with Statement of Financial Accounting Standards (“SFAS’’) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with that standard, long-lived assets that were sold or are classified as held for sale as a result of disposal activities, have been classified as discontinued operations for all periods presented.

(2)	Management believes that Funds From Operations (“FFO”), which is a non-GAAP financial measure, provides an additional and useful means to assess the financial performance of a REIT. It is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP. FFO applicable to common shareholders is generally defined and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains (or losses) from disposition of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) sales of securities, (iv) extraordinary items and (v) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and equity income from minority equity investments and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis. Management believes that FFO provides the Company and investors with an important indicator of the Company’s operating performance. This measure of performance is used by the Company for several business purposes and for REITs it provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often large). Other real estate companies may calculate FFO in a different manner.

(3)	Represents weighted average shares and operating partnership units, or OP Units, at the end of the respective period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements since they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could materially affect the Company’s actual results, performance or achievements.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may not realize the intended benefits of an acquisition or merger transaction. The assets may not perform as well as the Company anticipated or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may not be able to consummate its merger with Inland Retail Real Estate Trust, Inc. (“IRRETI”), as it is subject to certain conditions, including IRRETI shareholder approval (see 2006 Activity-Strategic Real Estate Transactions — IRRETI Merger below);

•	Although the Company anticipates completing the IRRETI merger in late February 2007, the merger is subject to certain closing conditions, including IRRETI shareholder approval. Once the merger is completed, the Company may not realize the intended benefits of the merger. For example, the Company may not achieve the anticipated costs savings and operating efficiencies, the Company may not be able to complete loan assumptions or financing on favorable terms. The Company may not effectively integrate the operations of IRRETI and the IRRETI portfolio, including its development projects, may not perform as well as the Company anticipates;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid and limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	The Company’s financial condition may be affected by required payments of debt or related interest, the risk of default and restrictions on its ability to incur additional debt or enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions, those borrowings may not be available on favorable terms;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility a partner or co-venturer might become bankrupt, might at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company may not realize anticipated returns from its real estate assets outside of the United States. The Company expects to continue to pursue international opportunities that may subject the Company to different or greater risk from those associated with its domestic operations. The Company holds an interest in a joint venture in Brazil and assets in Puerto Rico;

•	International development and ownership activities carry risks that are different from those the Company faces with the Company’s domestic properties and operations. These risks include:

•	Adverse effects of changes in exchange rates for foreign currencies;

•	Changes in foreign political environments;

•	Challenges of complying with a wide variety of foreign laws including corporate governance, operations, taxes and litigation;

•	Different lending practices;

•	Cultural differences;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Difficulties in managing international operations and

•	Obstacles to the repatriation of earnings and cash.

•	Although the Company’s international activities currently are a relatively small portion of the Company’s business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;

•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow.

Executive Summary

Market Position

The Company is the leading owner, developer and manager of market-dominant open-air community shopping centers in the United States. The Company believes this format provides an optimal environment for some of the nation’s most successful retailers by appealing to consumers’ shopping preferences for value and convenience. The Company also believes its investment in this retail format enables it to capture some of the strongest growth in retail real estate.

Community shopping centers are large, retail properties that draw shoppers from the immediate neighborhood, as well as the surrounding trade area, and typically have the following characteristics:

•	250,000 - 1,000,000 total square feet of retail stores;

•	Two or more national tenant anchors such as Target, Wal-Mart, Home Depot or Lowe’s Home Improvement;

•	Two or more junior anchor tenants such as Bed Bath & Beyond, Kohl’s, Circuit City, T.J. Maxx or PETsMART;

•	20,000 - 80,000 square feet of small retail shops and

•	Two to four outparcels available for sale or ground lease.

The following table sets forth information as to anchor and/or national retail tenants that individually accounted for at least 1.0% of total annualized base rent of the wholly-owned properties and the Company’s proportionate share of joint venture properties as of December 31, 2006:

	% of Total	% of Total
	Shopping Center	Shopping Center
Tenant	Base Rent	GLA

Wal-Mart/Sam’s Club	4.5%	7.7%
Mervyns	2.8	2.5
Royal Ahold (Tops Markets)	2.8	2.7
T.J. Maxx/Marshalls/A.J. Wright/Homegoods	2.0	2.4
PETsMART	1.9	1.5
Bed Bath & Beyond	1.6	1.4
Lowe’s Home Improvement	1.6	2.7
Kohl’s	1.5	2.1
The Gap/Old Navy/Banana Republic	1.2	0.9
Michaels	1.2	1.1
Sears/Kmart	1.2	3.4
Barnes & Noble/B. Dalton	1.1	0.7
Home Depot	1.1	1.4
OfficeMax	1.1	1.1
AMC Theatres	1.0	0.4
Staples	1.0	0.9

The following table sets forth information as to anchor and/or national retail tenants that individually accounted for at least 1.0% of total annualized base rent of the wholly-owned properties and the Company’s joint venture properties as of December 31, 2006:

	Wholly-Owned Properties		Joint Venture Properties
	% of	% of	% of	% of
	Shopping	Company-	Shopping	Company-
	Center Base	Owned	Center Base	Owned
	Rental	Shopping	Rental	Shopping
Tenant	Revenues	Center GLA	Revenues	Center GLA

Wal-Mart/Sam’s Club	5.2%	8.7%	1.8%	3.1%
Royal Ahold (Tops Markets)	3.0	2.7	2.7	3.2
T.J. Maxx/Marshalls/A.J. Wright/Homegoods	2.0	2.3	2.7	3.5
PETsMART	1.9	1.5	2.4	2.2
Lowe’s Home Improvement	1.8	3.0	0.8	1.1
Bed Bath & Beyond	1.6	1.4	1.8	1.8
Kohl’s	1.4	1.9	2.4	4.1
Sears/Kmart	1.4	3.8	0.2	1.4
The Gap/Old Navy/Banana Republic	1.2	0.8	1.1	0.9
Home Depot	1.2	1.5	0.6	0.6
Michaels	1.1	1.0	1.3	1.4
OfficeMax	1.1	1.1	1.2	1.4
Barnes & Noble/B. Dalton	1.0	0.6	1.5	0.9
Dollar Tree	1.0	1.1	0.5	0.7
Staples	1.0	0.9	0.4	0.4
Dick’s Sporting Goods	0.9	1.0	1.0	1.0
AMC Theatres	0.8	0.3	1.5	1.0
Best Buy	0.8	0.7	1.5	1.4
Ross Dress For Less	0.8	0.8	1.3	1.3
Circuit City	0.7	0.5	1.3	1.3
DSW/Filene’s Basement/Value City Department Stores	0.5	0.3	1.0	0.9
Linens ’N Things	0.4	0.3	1.5	1.4
Mervyns	0.2	0.2	7.8	8.2

Investment Strategy

The Company pursues the following key initiatives to enhance its competitive position, capture emerging trends and maximize long-term shareholder value:

•	Acquisition of high-quality stabilized retail real estate portfolios through joint ventures with institutional capital partners to preserve the Company’s equity and enhance its investment returns through the creation of long-term fee income and promoted interests in the asset value;

•	Ground-up development of new retail assets, as well as expansion and redevelopment of existing assets, to capture the valuation differential between development returns and current market pricing for stabilized retail assets;

•	Value-added investments in well-located retail properties in need of re-tenanting or redevelopment and forward commitments with local joint venture partners as a means of controlling market-dominant sites and earning disproportionately higher returns on invested equity through fee income and promoted interests;

•	Opportunities for retail investment in select international markets through joint ventures with dominant local retail developers and property managers to take advantage of growing consumerism in international markets and the increasing globalization of the retail industry and

•	Capital recycling opportunities to sell low-growth or non-core assets to increase the Company’s internal growth and generate capital for reinvestment into higher yielding retail assets that better fit the Company’s long-term investment strategy.

The Company leverages its unique set of core competencies in the implementation of its investment strategy. The Company believes its aggregate skill set and market position enable it to earn investment returns superior to its competitors. Such core competencies include:

•	Premier relationships with the nation’s leading retailers;

•	Broad in-house development and redevelopment capability;

•	Dedicated ancillary income and peripheral land development departments;

•	National asset management platform focused on maximizing portfolio profitability through strategic leasing and efficient property management;

•	Ability to successfully source and execute accretive acquisitions, as well as integrate large portfolios into the Company’s operations and

•	Efficient access to capital through multiple relationships with private capital partners, banking institutions and other capital sources.

Executive Management Team

The Company’s executive management team is responsible for the implementation of its investment strategy. This team is comprised of experienced professionals who have worked together for many years through the Company’s growth and who also bring a breadth of experience from many years in other facets of the retail real estate industry.

The Company’s executive management team is committed to providing the investment community with extensive disclosure to enhance financial transparency. The National Association of Real Estate Investment Trusts® (“NAREIT”), the representative voice for U.S. REITs and publicly traded real estate companies worldwide, has selected the Company’s Management Discussion & Analysis as the large cap winner of its Gold Award for outstanding financial disclosure for the last four consecutive years.

Executive Management Team

		Years		Years in
		with		Real Estate
Name	Title	Company		Industry

Scott A. Wolstein	CEO & Chairman	25	(1)	25
David M. Jacobstein	President & COO	7		21
Daniel B. Hurwitz	Senior EVP & CIO	7		20
Joan U. Allgood	EVP-Corporate Transactions & Governance	19	(1)	24
Richard E. Brown	EVP-International	7		26
Timothy J. Bruce	EVP-Development	4		20
William H. Schafer	EVP & CFO	14	(1)	22
Robin R. Walker-Gibbons	EVP-Leasing	11		25

Average per Executive		12		23

Total Years		94		183

(1)	Affiliated with pre-IPO entity. IPO in February 1993.

Growth Opportunities

Despite changes in the overall economy, retail sales over the last 10 years have grown by more than 70% and, according to the U.S. Census, are expected to continue growing at an annual rate of approximately 4%. As retail sales continue to grow, the Company believes it is well-positioned to benefit from shoppers’ preferences for an open-air retail format compared to an enclosed mall format, as well as consumers’ shift from shopping at traditional department stores in favor of specialized “category killers” and general merchandise discounters.

Because of these long-term retail trends, the Company is experiencing significant tenant demand for retail space in its portfolio. Traditional community center tenants such as Target, Wal-Mart, Lowe’s Home Improvement, Home Depot, Kohls, PETsMART, Bed Bath & Beyond, etc., continue to grow their store locations by 8% to 12% annually. Moreover, many traditionally mall-based retailers are migrating to the open-air format, where their occupancy costs, as a percentage of sales, are significantly lower. Through its growing lifestyle center and hybrid center portfolios, the Company is expanding the roster of tenants with which it has leasing relationships.

As a result of this tenant demand, the aggregate occupancy of the Company’s shopping center portfolio was 95.2% at December 31, 2006, which is consistent with the Company’s long-term average occupancy rate since 1987 of approximately 96%. This performance underscores the portfolio’s ability to withstand economic fluctuations, retailer bankruptcies and store closures, which in turn, produces highly stable and consistent cash flow.

Tenant demand for new store locations is also driving the growth of the Company’s development pipeline, which represents over $3.5 billion in gross project costs. The Company is pursuing development of a variety of open-air shopping centers that reflect popular consumer shopping trends, including:

•	Lifestyle centers, which feature a critical mass of specialty retailers traditionally found in enclosed malls;

•	Hybrid centers, which combine community center tenants with lifestyle tenants and

•	Mixed use centers, which complement retail space with residential or office components.

The Company believes that as consolidation in the retail REIT industry continues and as more retailers and retail landlords grow their international operations, the dominant, world-class REITs will earn superior returns. To that end, the Company has formed a department dedicated to sourcing foreign investment opportunities and managing relationships with international joint venture partners. The Company has undertaken a joint venture investment in Brazil and continues to evaluate opportunities for prudent expansion in other emerging markets.

Historical Performance

The Company has experienced significant growth over the past several years. During the last four years, the Company acquired large, privately-held retail portfolios from Benderson Development Company (“Benderson”)

and Caribbean Property Group (“CPG”). Also during that time, the Company acquired JDN Realty Corporation, a publicly traded retail REIT. The Company recently announced its pending acquisition of IRRETI, a registered, non-traded retail REIT.

This portfolio growth, when combined with the internal growth of the Company’s core portfolio shopping centers and the value created through the Company’s development platform, has contributed to the Company’s increased FFO and dividends per share. The Company’s ability to consistently increase these key financial metrics in various economic environments has contributed to significant appreciation in the value of the Company’s common stock over the last several years.

The Company’s total market capitalization (defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at December 31, 2006, plus preferred shares at liquidation value and consolidated debt) has also increased significantly as a result of both the growth in the Company’s asset base and its common stock price. The total market capitalization was $11.9 billion at December 31, 2006.

At December 31, 2006, the Company owned 467 shopping centers (167 of which are owned through unconsolidated joint ventures and 39 that are consolidated by the Company) in 44 states, plus Puerto Rico and Brazil, comprising approximately 85.3 million square feet of Company-owned GLA (approximately 109.1 million square feet of total GLA). In addition, the Company owned or had an interest in seven office and industrial properties in five states comprising approximately 0.8 million square feet.

Year in Review — 2006

Net income for the year ended December 31, 2006, was $253.3 million, or $1.81 per share (diluted), compared to net income of $282.6 million, or $2.08 per share (diluted) for the prior comparable period. FFO applicable to common shareholders for the year ended December 31, 2006, was $377.8 million compared to the year ended December 31, 2005, of $355.1 million, an increase of 6.4%. The decrease in net income of approximately $29.3 million is due to (i) increases in NOI from operating properties, offset by (ii) decreases in non-FFO gains on disposition of real estate, (iii) increases in depreciation of the assets acquired and developed and (iv) increases in short-term interest rates and related interest expense. The reduction in net income per share is directly affected by the decrease in net income generated from the factors described above.

The Company’s operating and development portfolios continue to be driven by tenant demand for new store locations in the open air format. Property fundamentals continue to perform and same store net operating income (“NOI”) growth is improving as the Company implements new asset management strategies to increase rents and improve profitability. With respect to the Company’s investment strategy, certain 2006 results should have important long-term implications to shareholders and creation of shareholder value. A few examples are summarized below:

•	First, the Company’s new relationship with TIAA-CREF (see 2006 Strategic Transactions) and its existing relationship with MDT, two infinite-life vehicles, provide DDR with alternative sources of private equity and a fee stream that is both highly profitable and easily scaleable given the Company’s existing operating platform.

•	Second, the continued growth of the development pipeline and redevelopments, with average leveraged investment returns in the low double digits, represents a value creation opportunity for the Company.

Strong development competencies can manufacture new products at yields significantly above cap rates currently available in the market for acquisitions. The Company’s in-house development capability creates a competitive advantage, particularly with larger projects that need more expertise to successfully navigate the entitlement process and more financial strength to fund the project through to completion.

•	Third, the Company invested approximately $485 million in value-add projects and forward commitments through the Coventry II Joint Venture during 2006. Although Coventry has deployed its remaining capital from Fund II, the Company will still leverage its internal expertise by pursuing value-add opportunities and placing such opportunities both with Coventry and other capital sources, as appropriate. The Company continues to seek amply opportunities to create value and to exercise greater flexibility with which to operate.

•	Lastly, the Company has expanded with an international investment division to evaluate new opportunities and manage existing foreign joint venture relationships.

Since the announcement of the proposed merger with IRRETI, the Company has been executing a financing plan. With these arrangements in place, a significant amount of the initial financing risk associated with the transaction may be eliminated. The financing options available to DDR, combined with the equity raised through a forward transaction and the issuance of equity to IRRETI shareholders, should provide DDR with sufficient flexibility with its debt covenants. The Company continues to prove its ability to finance large portfolio acquisitions and effectively maintain financial ratios at consistent levels. The Company intends to continue to operate its business within these parameters.

After the completion of the merger, the Company expects to complete additional joint venture transactions and non-core asset sales from both the DDR and IRRETI portfolios to allow for financial flexibility and investment in higher-yielding assets.

The Company has reviewed the combined portfolios to identify assets that could be sold to a joint venture and assets that could be sold to outside interests. The Company performed a strategic asset management initiative and gathered detailed input from its leasing, development and property management teams. A pool of high quality assets was identified for which the Company would expect to maintain day-to-day leasing and management responsibilities, but were found to be better suited for a joint venture structure. As a result of this exercise, the Company is currently negotiating potential joint ventures with potential private equity partners. A second group of assets was identified that, due to their smaller size, market position, and future growth potential, does not fit the Company’s long-term investment objectives. The sale of such assets by the Company will enhance the overall quality of the portfolio and improve the Company’s balance sheet through this initiative.

The Company intends to maintain a portfolio of dominant centers in quality markets where population density, income growth and buying power will substantially increase over time. Dominance has its benefits and the Company intends to leverage its position in growing markets and generate increasing leasing spreads over time.

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of the Company include accounts of the Company and all majority-owned subsidiaries where the Company has financial or operating control. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has utilized available information, including the Company’s history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties. As a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates that may affect the comparability of the Company’s results of operations to those of companies in similar businesses.

Revenue Recognition and Accounts Receivable

Rental revenue is recognized on a straight-line basis that averages minimum rents over the current term of the leases. Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the tenant. Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales break point set forth in the applicable lease. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned. Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, are recognized in the period earned. Lease termination fees are included in other income and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant. Acquisition and financing fees are recognized at the completion of the respective transaction and earned in accordance with the underlying agreements. Fee income derived from the Company’s joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest.

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

Real Estate

Land, buildings and fixtures and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	Useful lives, ranging from 30 to 40 years
Furniture/fixtures and tenant improvements	Useful lives, which approximate lease terms, where applicable

The Company is required to make subjective assessments as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis with respect to those properties. These assessments have a direct impact on the Company’s net income. If the Company would lengthen the expected useful life of a particular asset, it would be depreciated over more years and result in less depreciation expense and higher net income.

Assessment of recoverability by the Company of certain other lease-related assets must be made when the Company has a reason to believe that the tenant may not be able to perform under the terms of the lease as originally expected. This requires management to make estimates as to the recoverability of such assets.

Gains from disposition of outlots, land parcels and shopping centers are generally recognized using the full accrual or partial sale method (as applicable) in accordance with the provisions of SFAS No. 66, “Accounting for Real Estate Sales,” provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Long–Lived Assets

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

The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. These assessments have a direct impact on the Company’s net income because recording an impairment charge results in an immediate negative adjustment to net income.

The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations.” In estimating the fair value of the tangible and intangible assets and liabilities acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities. It applies various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. Depending upon the size of the acquisition, the Company may engage an outside appraiser to perform a valuation of the tangible and intangible assets acquired. The Company is required to make subjective estimates in connection with these valuations and allocations.

Off Balance Sheet Arrangements

The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures. The Company consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to have a controlling interest or is the primary beneficiary in a variable interest entity, as defined in Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46(R)”) or is deemed the general partner pursuant to EITF 04-05.

To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income of joint ventures. In accordance with the provisions of Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” the Company will recognize gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale.

Discontinued Operations

Pursuant to the definition of a component of an entity as described in SFAS No. 144, assuming no significant continuing involvement, the sale of a retail or industrial property is considered a discontinued operation. In addition, the operations from properties classified as held for sale are considered a discontinued operation. The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the sale of the property within one year is considered probable. Accordingly, the results of operations of operating properties disposed of or classified as held for sale, for which the Company has no significant continuing involvement, are reflected as discontinued operations. On occasion, the Company will receive unsolicited offers from third parties to buy an individual shopping center. The Company generally will classify properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has significant funds at risk to ensure performance.

Interest expense, which is specifically identifiable to the property, is used in the computation of interest expense attributable to discontinued operations. Consolidated interest and debt at the corporate level is allocated to discontinued operations pursuant to the methods prescribed under Emerging Issue Task Force (“EITF”) 87-24, “Allocation of Interest to Discontinued Operations,” based on the proportion of net assets sold.

Included in discontinued operations as of and for the three years ending December 31, 2006, are 57 properties aggregating 5.6 million square feet of gross leasable area including one property that is considered held for sale at December 31, 2006. The operations of such properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for each of the three years ending December 31, 2006, included herein.

Stock–Based Employee Compensation

The Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based compensation plans, prior to January 1, 2006. Accordingly, the Company did not recognize compensation cost for stock options when the option exercise price equaled or exceeded the market value on the date of the grant. The Company adopted SFAS 123(R), “Share-Based Payment,” (SFAS 123(R)) on January 1, 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of SFAS No. 123,” for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004

Net income, as reported	$282,643	$269,762
Add: Stock-based employee compensation included in reported net income	5,652	6,308
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,319)	(5,062)

	$282,976	$271,008

Earnings Per Share:
Basic — as reported	$2.10	$2.27

Basic — pro forma	$2.10	$2.28

Diluted — as reported	$2.08	$2.24

Diluted — pro forma	$2.09	$2.25

Certain of the Company’s executive officers were granted performance unit awards that provide for the issuance of up to 666,666 common shares. The amount of the total grant is determined based on the annualized total shareholders’ return over a five-year period with the common shares issued vesting over the remaining five-year period. As of December 31, 2006, the determination period for all of these awards was complete and the maximum common shares of 666,666 was achieved.

SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for the activity under stock plans. Option pricing model input assumptions, such as expected volatility, expected term and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data, and other assumptions may be derived from historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

The risk-free interest rate is based upon a U.S. Treasury Strip with a maturity date that approximates the expected term of the option. The expected life of an award is derived by referring to actual exercise experience. The expected volatility of stock is derived by referring to changes in the Company’s historical stock prices over a time frame similar to the expected life of the award.

Accrued Liabilities

The Company makes certain estimates for accrued liabilities including accrued professional fees, interest, real estate taxes, insurance and litigation reserves. These estimates are subjective and based on historical payments, executed agreements, anticipated trends and representations from service providers. These estimates are prepared based on information available at each balance sheet date and are reevaluated upon the receipt of any additional information. Many of these estimates are for payments that occur in one year. These estimates have a direct impact on the Company’s net income because a higher accrual will result in less net income.

The Company has made estimates in assessing the impact of the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FAS No. 109” (“FIN 48”). The assessment of this provision requires management to estimate the amounts recorded in preparing the Company’s tax provision. These estimates could have a direct impact as a difference in the tax provision could alter the Company’s net income.

Comparison of 2006 to 2005 Results of Operations Continuing Operations

Revenues from Operations

	(In thousands)
	2006	2005	$ Change	% Change

Base and percentage rental revenues	$574,905	$516,186	$58,719	11.4%
Recoveries from tenants	177,665	156,793	20,872	13.3%
Ancillary income and other property income	21,048	14,425	6,623	45.9%
Management, development and other fee income	30,294	22,859	7,435	32.5%
Other	14,186	9,300	4,886	52.5%

Total revenues	$818,098	$719,563	$98,535	13.7%

Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2005, including the assets located in Puerto Rico for a comparable eleven months of ownership, but excluding properties under development and those classified as discontinued operations) (“Core Portfolio Properties”) increased approximately $12.5 million, or 2.7%, for the year ended December 31, 2006, as compared to the same period in 2005. The increase in base and percentage rental revenues is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$12.5
Acquisition of real estate assets	44.5
Development and redevelopment of 14 shopping center properties	3.5
Consolidation of a joint venture asset (EITF 04-05)	4.3
Transfer of 18 properties to unconsolidated joint ventures	(9.3)
Business center properties under redevelopment	(1.4)
Service Merchandise assets(1)	2.9
Straight-line rents	1.7

$58.7

(1)	During 2006 the Company acquired the Service Merchandise sites previously owned through the KLA/SM Joint Venture and subsequently sold these assets to the Service Holdings LLC Joint Venture. These assets were consolidated within the Company’s accounts for approximately two months during the third quarter of 2006.

At December 31, 2006, the aggregate occupancy of the Company’s shopping center portfolio was 95.2%, as compared to 95.3% at December 31, 2005. The Company owned 467 shopping centers at December 31, 2006. The average annualized base rent per occupied square foot was $11.56 at December 31, 2006, as compared to $11.01 at December 31, 2005.

At December 31, 2006, the aggregate occupancy of the Company’s wholly-owned shopping centers was 94.1%, as compared to 94.4% at December 31, 2005. The Company owned 261 wholly-owned shopping centers at December 31, 2006. The average annualized base rent per leased square foot was $10.80 at December 31, 2006, as compared to $10.42 at December 31, 2005.

At December 31, 2006, the aggregate occupancy of the Company’s joint venture shopping centers was 96.9%, as compared to 97.0% at December 31, 2005. The Company’s joint ventures owned 167 shopping centers including 39 consolidated centers primarily owned through the Mervyns Joint Venture at December 31, 2006. The average annualized base rent per leased square foot was $12.69 at December 31, 2006, as compared to $12.05 at December 31, 2005.

At December 31, 2006, the aggregate occupancy of the Company’s business centers was 42.1%, as compared to 43.2% at December 31, 2005. The business centers consist of seven assets in five states.

Recoveries from tenants increased $20.9 million, or 13.3%, for the year ended December 31, 2006, as compared to the same period in 2005. This increase is primarily due to an increase in operating expenses and real estate taxes that aggregated $26.7 million, primarily due to acquisitions and developments coming on line as discussed below. Recoveries were approximately 85.0% and 86.0% of operating expenses and real estate taxes for the years ended December 31, 2006 and 2005, respectively.

The increase in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)

Acquisition and development/redevelopment of 32 shopping center properties in 2006 and 2005	$17.9
Transfer of properties to joint ventures in 2006 and 2005	(3.3)
Consolidation of a joint venture asset (EITF 04-05)	1.2
Service Merchandise assets	0.8
Net increase in operating expenses at the remaining shopping center and business center properties	4.3

$20.9

Ancillary and other properly related income increased due to income earned from the acquisition of portfolios from CPG and Benderson. The Company believes that its ancillary income will continue to grow with additional opportunities in these portfolios. The Company believes that its ancillary income program continues to be an industry leader among “open-air” shopping centers. Continued growth is anticipated in the area of ancillary or non-traditional revenue, as additional revenue opportunities are pursued and as currently established revenue opportunities proliferate throughout the Company’s core, acquired and development portfolios. Ancillary revenue opportunities have in the past included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs, sponsorship programs and various other programs.

The increase in management, development and other fee income, which aggregated $7.4 million, is primarily due to unconsolidated joint venture interests formed in 2005, the continued growth of the MDT Joint Venture aggregating $1.3 million and an increase in other income of approximately $4.9 million. This increase was offset by the sale of several of the Company’s joint venture properties that contributed approximately $1.8 million in management fee income in the prior year and a decrease in development fee income of approximately $0.2 million. The remaining increase of $3.2 million is due to an increase in other fee income. Management fee income is expected to continue to increase as the MDT Joint Venture and other joint ventures acquire additional properties and as unconsolidated joint venture assets under development become operational. Additionally, the proposed TIAA-CREF joint venture is anticipated to generate additional management fee income in 2007. Development fee income was primarily earned relating to the redevelopment of assets through the Coventry II Joint Venture. The Company expects to continue to pursue additional development joint ventures as opportunities present themselves.

Other income is comprised of the following (in millions):

	Year Ended
	December 31,
	2006	2005

Lease termination fees (1)	$13.3	$5.9
Financing fees (2)	0.4	2.4
Other	0.5	1.0

	$14.2	$9.3

(1)	For the year ended December 31, 2006, the Company executed lease terminations on four vacant Wal-Mart spaces in the Company’s wholly-owned portfolio.

(2)	Represents financing fees received in connection with the MDT Joint Venture, excluding the Company’s retained ownership of approximately 14.5%. The Company’s fees are earned in conjunction with the timing and amount of the transaction by the joint venture.

Expenses from Operations

	(In thousands)
	2006	2005	$ Change	% Change

Operating and maintenance	$113,468	$97,599	$15,869	16.3%
Real estate taxes	95,620	84,756	10,864	12.8%
General and administrative	60,679	54,048	6,631	12.3%
Depreciation and amortization	192,219	163,341	28,878	17.7%

	$461,986	$399,744	$62,242	15.6%

Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 0.8% and 1.0% of total revenues for the years ended December 31, 2006 and 2005, respectively (see Economic Conditions).

The increase in rental operation expenses, excluding general and administrative, is due to the following (in millions):

	Operating
	and	Real Estate
	Maintenance	Taxes	Depreciation

Core Portfolio Properties	$4.5	$5.3	$5.6
Acquisition and development/redevelopment of 32 shopping center properties	11.6	6.8	20.7
Consolidation of a joint venture asset (EITF 04-05)	0.5	0.7	1.0
Transfer of 18 properties to unconsolidated joint ventures	(1.6)	(2.4)	(2.4)
Business center properties	0.1	—	0.6
Service Merchandise assets	1.2	0.5	1.3
Provision for bad debt expense	(0.4)	—	—
Personal property	—	—	2.1

	$15.9	$10.9	$28.9

In the third quarter of 2006, the Company formed two wholly-owned captive insurance companies (the “Captives”). The Captives will insure the Company’s self-insured retentions for the first $100,000 of general liability insurance and the first $100,000 of property damage insurance on a per occurrence basis. The Company believes the wholly-owned captive insurance companies, licensed and regulated by the state of Vermont, are adequately funded to cover the per-occurrence retentions for liability coverage and property damage subject to certain aggregate limits as defined in the respective policies. While the Company believes that the self-insurance reserves are adequate, the Company cannot assure that the self-insurance reserves will be adequate to cover any incurred losses.

The increase in general and administrative expenses is primarily attributable to certain executive outperformance incentive compensation plans as noted below in the adoption of SFAS 123(R) of approximately $2.6 million and increased expense from the directors deferred compensation plan of approximately $0.9 million. Other increases in general and administrative costs are a result of the growth of the Company and include salaries and wages, information systems and legal and consulting costs of approximately $0.3 million, $0.8 million and $0.9 million, respectively. Total general and administrative expenses were approximately 4.8% and 4.6% of total revenues, including total revenues of joint ventures, for the years ended December 31, 2006 and 2005, respectively.

The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space. In addition, the Company capitalized certain direct and incremental internal construction and software development and implementation costs consisting of direct wages and benefits, travel expenses and office overhead costs of $10.0 million and $6.2 million in 2006 and 2005, respectively.

The Company adopted SFAS 123(R) as required on January 1, 2006, using the modified prospective method. The Company’s consolidated financial statements as of the year ended December 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). The compensation cost recognized under SFAS 123(R) was approximately $8.3 million for the year ended December 31, 2006. There were no significant capitalized stock-based compensation costs at December 31, 2006. For the year ended December 31, 2005, the Company recorded compensation expense related to its restricted stock plan and its performance unit awards of approximately $5.7 million.

Other Income and Expenses

	(In thousands)
	2006	2005	$ Change	% Change

Interest income	$9,113	$10,078	$(965)	(9.6)%
Interest expense	(221,525)	(181,040)	(40,485)	22.4%
Other expense, net	(446)	(2,532)	2,086	(82.4)%

	$(212,858)	$(173,494)	$(39,364)	22.7%

Interest income for the year ended December 31, 2006, decreased primarily as a result of advances to the Service Merchandise joint venture beginning in July 2005. This advance was repaid as the Company acquired its partners’ interest in the KLA/SM Joint Venture in August 2006. The 51 KLA/SM Joint Venture assets were sold to a newly formed Service Holdings LLC Joint Venture, which the Company has a 20% ownership interest, and the Company did not advance funds to this new entity to fund the acquisition.

Interest expense increased primarily due to the acquisition of assets and associated borrowings combined with other development assets becoming operational and the increase in short-term interest rates. The weighted average debt outstanding and related weighted average interest rate during the year ended December 31, 2006, was $4.1 billion and 5.8%, compared to $3.6 billion and 5.5%, for the same period in 2005. At December 31, 2006, the Company’s weighted average interest rate was 5.8%, compared to 5.7% at December 31, 2005. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $20.0 million for the year ended December 31, 2006, compared to $12.7 million for the same period in 2005.

Other expense is comprised of litigation settlements or costs and abandoned acquisition and development project costs.

Other

	(In thousands)
	2006	2005	$ Change	% Change

Equity in net income of joint ventures	$30,337	$34,873	$(4,536)	(13.0)%
Minority interests	(8,453)	(7,881)	(572)	7.3%
Income tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	2,481	(342)	2,823	(825.4)%

A summary of the decrease in equity in net income of joint ventures for the year ended December 31, 2006, is comprised of the following (in millions):

Increase
(Decrease)

Reduction in gains from disposition transactions as compared to 2005	$(6.4)
Disposition of joint venture interests to DDR	1.5
Adoption of EITF 04-05	(0.8)
Acquisition of assets by unconsolidated joint ventures	1.9
Debt refinancing and increased interest rates at various joint ventures	(0.7)

$(4.5)

The decrease in equity in net income of joint ventures is due to several factors, including increased interest costs resulting from an increase in interest rates on variable rate borrowings and refinancings at higher debt proceeds levels at certain joint ventures. These decreases were partially offset by an increase in joint venture income from newly formed joint ventures in 2005 and 2006, including assets acquired by the Company’s MDT Joint Venture. In 2006, the Company’s unconsolidated joint ventures recognized an aggregate gain from the disposition of joint venture assets of $20.3 million, of which the Company’s proportionate share was $3.1 million. In addition, in 2006 the Company recognized promoted income of approximately $5.5 million relating to the disposition of a shopping center. In 2005, the Company’s unconsolidated joint ventures recognized an aggregate gain from the disposition of joint venture assets of $49.0 million, of which the Company’s proportionate share was $13.0 million.

The Company’s unconsolidated joint ventures sold the following assets in the years ended December 31, 2006 and 2005, which excludes the Company’s acquisitions during the year ended December 31, 2006, of its partners’ 50% interest in shopping centers in Salisbury, Maryland, and Phoenix, Arizona, its partner’s 75% interest in a shopping center in Pasadena, California, and its partner’s 80% interest in a development in Apex, North Carolina.

2006 Dispositions	2005 Dispositions

One 50% effectively owned shopping center	Three 20% owned shopping centers
Four 25.5% effectively owned shopping centers	One 24.75% owned shopping center
One 20.75% effectively owned shopping center	Eight sites formerly occupied by Service Merchandise
Two sites formerly occupied by Service Merchandise
One 10% effectively owned shopping center

Minority equity interest expense increased for the year ended December 31, 2006, primarily due to the following (in millions):

(Increase)
Decrease

Formation of the Mervyns Joint Venture consolidated investment in September 2005, which is owned approximately 50% by the Company	$(3.9)
Conversion of 0.4 million operating partnership units into common shares of the Company in 2006	1.0
Consolidation of a joint venture asset (EITF 04-05)	(0.7)
Net decrease in net income from consolidated joint venture investments	3.0

$(0.6)

Discontinued Operations

	(In thousands)
	2006	2005	$ Change	% Change

Income from discontinued operations	$2,571	$4,861	$(2,290)	(47.1)%
Gain on disposition of real estate, net	11,051	16,667	(5,616)	(33.7)%

	$13,622	$21,528	(7,906)	(36.7)%

Included in discontinued operations for the years ended December 31, 2006 and 2005, are six properties sold in 2006, aggregating 0.8 million square feet, one property classified as held for sale at December 31, 2006 and ten shopping centers and 25 business centers sold in 2005, aggregating 3.8 million square feet.

Gain on Disposition of Real Estate

	(In thousands)
	2006	2005	$ Change	% Change

Gain on disposition of real estate	$72,023	$88,140	$(16,117)	(18.3)%

The Company recorded gains on disposition of real estate and real estate investments for the years ended December 31, 2006 and 2005, as follows (in millions):

	Year Ended
	December 31,
	2006	2005

Transfer of assets to the Service Holdings LLC (1)	$6.1	$—
Transfer of assets to the DPG Realty Holdings Joint Venture (2)	0.6	—
Transfer of assets to the MDT Joint Venture (3)	9.2	81.2
Transfer of assets to the MDT Preferred Joint Venture (4)	38.9	—
Land sales (5)	14.8	6.0
Previously deferred gains (6)	1.3	0.9
Other loss on dispositions	1.1	—

	$72.0	$88.1

(1)	For the year ended December 31, 2006, the Company transferred 51 retail sites previously occupied by Service Merchandise. This disposition is not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	For the year ended December 31, 2006, the Company transferred a newly developed expansion area adjacent to a shopping center owned by the joint venture. This disposition is not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(3)	For the year ended December 31, 2006, the Company transferred newly developed expansion areas adjacent to four shopping centers owned by the joint venture. For the year ended December 31, 2005, the Company transferred 12 assets. These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(4)	For the year ended December 31, 2006, the Company transferred six assets. These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(5)	These dispositions do not qualify for discontinued operations presentation.

(6)	These were primarily attributable to the recognition of additional gains from the leasing of units associated with master lease and other obligations on disposed properties.

Net Income

	(In thousands)
	2006	2005	$ Change	% Change

Net Income	$253,264	$282,643	$(29,379)	(10.4)%

Net income decreased primarily due to a reduction in gain on disposition of real estate and increased interest costs offset by the acquisition of assets. A summary of the changes from 2005 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$71.8
Increase in general and administrative expenses	(6.6)
Increase in depreciation expense	(28.9)
Decrease in interest income	(1.0)
Increase in interest expense	(40.5)
Change in other expense	2.1
Decrease in equity in net income of joint ventures	(4.5)
Increase in minority interest expense	(0.6)
Change in income tax benefit/expense	2.8
Decrease in income from discontinued operations	(2.3)
Decrease in gain on disposition of real estate of discontinued operations properties	(5.6)
Decrease in gain on disposition of real estate	(16.1)

Decrease in net income	$(29.4)

Comparison of 2005 to 2004 Results of Operations

Continuing Operations

Revenues from Operations

	(In thousands)
	2005	2004	$ Change	% Change

Base and percentage rental revenues	$516,186	$409,209	$106,977	26.1%
Recoveries from tenants	156,793	115,854	40,939	35.3%
Ancillary income and other property related income	14,425	7,274	7,151	98.3%
Management, development and other fee income	22,859	16,937	5,922	35.0%
Other	9,300	13,082	(3,782)	(28.9)%

Total revenues	$719,563	$562,356	$157,207	28.0%

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

Increase
(Decrease)

Core Portfolio Properties	$4.9
Acquisition of real estate assets in 2005 and 2004	132.5
Development and redevelopment of 12 shopping center properties in 2005 and 2004	9.8
Transfer of 49 properties to unconsolidated joint ventures in 2005 and 2004	(44.6)
Business center properties	(2.6)
Straight–line rents	7.0

$107.0

At December 31, 2005, the aggregate occupancy of the Company’s shopping center portfolio was 95.3%, as compared to 94.7% at December 31, 2004. The Company owned 469 shopping centers at December 31, 2005. The average annualized base rent per occupied square foot was $11.01 at December 31, 2005, as compared to $10.79 at December 31, 2004.

At December 31, 2005, the aggregate occupancy of the Company’s wholly-owned shopping centers was 94.4%, as compared to 93.7% at December 31, 2004. The Company owned 269 wholly-owned shopping centers at December 31, 2005. The average annualized base rent per leased square foot was $10.42 at December 31, 2005, as compared to $9.70 at December 31, 2004.

At December 31, 2005, the aggregate occupancy rate of the Company’s joint venture shopping centers was 97.0%, as compared to 97.1% at December 31, 2004. The Company’s joint ventures owned 200 shopping centers including 37 consolidated centers primarily owned through the Mervyns Joint Venture at December 31, 2005. The average annualized base rent per leased square foot was $12.05 at December 31, 2005, as compared to $12.15 at December 31, 2004. The decrease in average annualized base per leased square foot is attributed to the change in property owned by joint ventures. For example, the average annual base rent per square foot excluding the Mervyns Joint Venture that was acquired in the third quarter of 2005 was $12.08 per square foot.

At December 31, 2005, the aggregate occupancy of the Company’s business centers was 43.2%, as compared to 76.0% at December 31, 2004. The decrease in occupancy is a result of the Company selling 25 of its business centers in September 2005. The remaining business centers consist of seven assets in five states at December 31, 2005.

Recoveries were approximately 86.0% and 84.7% of operating expenses and real estate taxes for the years ended December 31, 2005 and 2004, respectively. The increase is primarily attributable to changes in the Company’s portfolio of properties and an increase in occupancy.

The increase in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)

Acquisition of properties in 2005 and 2004	$47.3
Transfer of properties to unconsolidated joint ventures in 2005 and 2004	(11.9)
Development properties becoming operational and an increase in operating expenses at the remaining shopping center and business center properties	5.5

$40.9

Ancillary income increased due to income earned from acquisition of properties from the CPG portfolio.

The increase in management, development and other fee income is primarily from unconsolidated joint venture interests formed in 2004 and 2005 and the continued growth of the MDT Joint Venture that aggregated $5.5 million. This increase was offset by the disposition of several of the Company’s joint venture properties, which contributed approximately $0.7 million management fee income in 2004. The remaining increase of $0.2 million is due to an increase in fee income at several of the Company’s operating joint ventures. Management fee income is expected to continue to increase as the MDT Joint Venture and other joint ventures acquire additional properties. Development fee income was primarily earned through the redevelopment of five assets through the Coventry II Joint Venture. The Company expects to continue to pursue additional development joint ventures as opportunities present themselves.

Other income is comprised of the following (in millions):

	Year Ended
	December 31,
	2005	2004
Lease termination fees and bankruptcy settlements	$5.9	$9.8
Acquisition and financing fees (1)	2.4	3.0
Other	1.0	0.3

	$9.3	$13.1

(1)	Financing fees received in connection with the MDT Joint Venture. The Company’s fees are earned in conjunction with the timing and the amount of the transaction at the joint venture.

Expenses from Operations

	(In thousands)
	2005	2004	$ Change	% Change

Operating and maintenance	$97,599	$63,929	$33,670	52.7%
Real estate taxes	84,756	72,850	11,906	16.3%
General and administrative	54,048	47,126	6,922	14.7%
Depreciation and amortization	163,341	122,783	40,558	33.0%

	$399,744	$306,688	$93,056	30.3%

Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 1.0% and 0.8% of total revenues for the years ended December 31, 2005 and 2004, respectively (see Economic Conditions).

The increase in expenses from operations is due to the following (in millions):

	Operating and
	Maintenance	Real Estate Taxes	Depreciation

Core Portfolio Properties	$2.0	$2.1	$2.4
Acquisition and development/redevelopment of shopping center properties	35.1	18.3	49.1
Transfer of 49 properties to unconsolidated joint ventures	(6.1)	(8.4)	(11.1)
Business center properties	—	(0.1)	(0.6)
Provision for bad debt expense	2.7	—	—
Personal property	—	—	0.8

	$33.7	$11.9	$40.6

The increase in general and administrative expenses is primarily attributable to the growth of the Company through recent acquisitions, expansions and developments, the acquisition of assets from Benderson and CPG. Total general and administrative expenses were approximately 4.6% and 4.9% of total revenues, including total revenues of joint ventures, for the years ended December 31, 2005 and 2004, respectively.

The Company expensed internal leasing salaries, legal salaries and related expenses associated with the leasing and re-leasing of existing space. In addition, the Company capitalized certain direct and incremental internal construction costs consisting of direct wages and benefits, travel expenses and office overhead costs of $6.2 million and $5.7 million in 2005 and 2004, respectively.

Other Income and Expenses

	(In thousands)
	2005	2004	$ Change	% Change

Interest income	$10,078	$4,233	$5,845	138.1%
Interest expense	(181,040)	(123,527)	(57,513)	46.6%
Other expense	(2,532)	(1,779)	(753)	42.3%

	$(173,494)	$(121,073)	$(52,421)	43.3%

Interest income increased primarily as a result of advances to the Service Merchandise joint venture and the Community Centers V and VII joint ventures in 2005. The Service Merchandise advance was $91.6 million at December 31, 2005. The Community Centers advance was repaid in July 2005.

Interest expense increased primarily due to the acquisitions of assets combined with other development assets becoming operational and the increase in short-term interest rates. The weighted average debt outstanding and related weighted average interest rate during the year ended December 31, 2005, were $3.6 billion and 5.5% compared to $2.8 billion and 5.0% for the same period in 2004. At December 31, 2005, the Company’s weighted average interest rate was 5.7%, compared to 5.4% at December 31, 2004. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $12.7 million for the year ended December 31, 2005, as compared to $9.9 million for the same period in 2004.

Other expense is comprised of the following (in millions):

	Year Ended
	December 31,
	2005	2004

Abandoned acquisition and development projects	$0.9	$1.8
Litigation expense	1.6	—

	$2.5	$1.8

Other

	(In thousands)
	2005	2004	$ Change	% Change

Equity in net income of joint ventures	$34,873	$40,895	$(6,022)	(14.7)%
Minority interests	(7,881)	(5,064)	(2,817)	55.6%
Income tax of taxable REIT subsidiaries and franchise taxes	(342)	(1,469)	1,127	(76.7)%

The decrease in equity in net income of joint ventures is comprised of the following (in millions):

Increase
(Decrease)

Reduction in sale transactions as compared to 2004	$(5.2)
Joint ventures formed in 2004 and 2005	2.5
Debt refinancings, increased interest rates and increased depreciation and amortization charges at various joint ventures	(3.3)

$(6.0)

The decrease in equity in net income of joint ventures is due to several factors including increased interest costs resulting from an increase in interest rates on variable rate borrowings and refinancings at higher debt proceeds levels at certain joint ventures. In addition, in 2005 the Company’s unconsolidated joint ventures recognized an aggregate gain from the disposition of joint venture assets of $49.0 million, of which the Company’s proportionate share was $13.0 million. In 2004, the Company’s unconsolidated joint ventures recognized an aggregate gain from the disposition of joint venture assets of approximately $44.4 million, of which the Company’s proportionate share was $14.4 million. In 2004 the Company also recognized promoted income of approximately $3.3 million relating to the disposition of a shopping center transferred to the MDT Joint Venture in November 2003 upon elimination of contingencies and substantial completion and lease-up in 2004. The Company’s joint ventures sold the following assets:

2005 Dispositions	2004 Dispositions

Three 20% owned shopping centers	One 20% owned shopping center
One 24.75% owned shopping center	One 35% owned shopping center
Eight sites formerly occupied by Service Merchandise	Ten sites formerly occupied by Service Merchandise
A portion of a 24.75% owned shopping center

These decreases above were partially offset by an increase in joint venture income from newly formed joint ventures in 2004 and 2005, including assets acquired by the Company’s MDT Joint Venture.

Minority equity interest expense increased primarily due to the following (in millions):

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

$2.8

Income tax expense of the Company’s taxable REIT subsidiaries decreased due to a reduction in franchise taxes from assets disposed of in 2004 and the loss on disposition of an asset in 2005.

Discontinued Operations

	(In thousands)
	2005	2004	$ Change	% Change

Income from discontinued operations	$4,861	$10,603	$(5,742)	(54.2)%
Gain on disposition of real estate, net	16,667	8,561	8,106	94.7%

	$21,528	$19,164	$2,364	12.3%

Included in discontinued operations are the operations of 30 shopping center properties and 27 business center properties aggregating approximately 5.6 million square feet of GLA, of which six were sold in 2006, one was considered held for sale at December 31, 2006, 35 were sold in 2005 and 15 in 2004. The Company recorded an impairment charge of $0.6 million for the year ended December 31, 2005 and 2004, related to the disposition of a shopping center in 2005 and the disposition of a business center in 2004.

Gain on the disposition of discontinued operations is primarily due to the disposition of 10 non-core properties and 25 business center properties in 2005.

Gain on Disposition of Real Estate and Cumulative Effect of Adoption of a New Accounting Standard

	(In thousands)
	2005	2004	$ Change	% Change

Gain on disposition of real estate	$88,140	$84,642	$3,498	4.1%
Cumulative effect of adoption of a new accounting standard	—	(3,001)	3,001	(100.0)%

The cumulative effect of adoption of a new accounting standard is attributable to the consolidation of a partnership that owns a shopping center in Martinsville, Virginia, upon adoption of FIN 46. This amount represents the minority partner’s share of cumulative losses in the partnership that were eliminated upon consolidation.

The Company recorded gains on disposition of real estate and real estate investments for the years ended December 31, 2005 and 2004, as follows (in millions):

	For the Year Ended
	December 31,
	2005	2004

Transfer of assets to the MDT Joint Venture (1)	$81.2	$65.4
Transfer of assets to the DPG Realty Holdings Joint Venture (2)	—	4.2
Transfer of assets to the DDR Markaz II Joint Venture (3)	—	2.5
Land sales (4)	6.0	14.3
Previously deferred gains (5)	0.9	0.8
Loss on disposition of non-core assets (6)	—	(2.6)

	$88.1	$84.6

(1)	The Company transferred 12 and 11 assets in 2005 and 2004, respectively. These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	The Company transferred 12 assets in 2004. These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(3)	The Company transferred 13 assets in 2004. These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(4)	These sales did not meet the discontinued operations disclosure requirement.

(5)	These were primarily attributable to the recognition of additional gains from the leasing of units associated with master lease obligations and other obligations on disposed properties.

(6)	May be recovered through an earnout arrangement with the buyer over the next several years.

Net Income

	(In thousands)
	2005	2004	$ Change	% Change

Net Income	$282,643	$269,762	$12,881	4.8%

Net income increased primarily due to the acquisition of assets and gain on disposition of real estate. A summary of the changes from 2004 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$111.6
Increase in general and administrative expense	(6.9)
Increase in other expense	(0.8)
Increase in depreciation expense	(40.5)
Increase in interest income	5.8
Increase in interest expense	(57.5)
Decrease in equity in net income of joint ventures	(6.0)
Increase in minority interest expense	(2.8)
Decrease in income tax expense	1.1
Increase in gain on disposition of real estate	3.5
Increase in income from discontinued operations	2.4
Decrease in cumulative effect of adoption of a new accounting standard (FIN 46)	3.0

$12.9

FUNDS FROM OPERATIONS

The Company believes that Funds From Operations (“FFO”), which is a non-GAAP financial measure, provides an additional and useful means to assess the financial performance of real estate investment trusts (“REITs”). FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.

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

FFO is generally defined and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains (or losses) from disposition of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) sales of securities, (iv) extraordinary items, (v) cumulative effect of adoption of new accounting standards and (vi) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and equity income from minority equity investments and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis.

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

Management recognizes FFO’s limitations when compared to GAAP’s income from continuing operations. FFO does not represent amounts available for needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. Management does not use FFO as an indicator of the Company’s cash obligations and funding requirements for future commitments, acquisitions or development activities. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs, including the payment of dividends. FFO should not be considered an alternative to net income (computed in accordance with GAAP) or as an alternative to cash flow as a measure of liquidity. FFO is simply used as an additional indicator of the Company’s operating performance.

In 2006, FFO applicable to common shareholders was $377.8 million, as compared to $355.1 million in 2005 and $292.3 million in 2004. The increase in total FFO in 2006 is principally attributable to increases in revenues from the Core Portfolio Properties, the acquisition of assets, developments and the gain on disposition of certain recently developed assets. The Company’s calculation of FFO is as follows (in thousands):

	For the Years Ended
	2006	2005	2004

Net income applicable to common shareholders (1)	$198,095	$227,474	$219,056
Depreciation and amortization of real estate investments	185,449	169,117	130,536
Equity in net income of joint ventures	(30,337)	(34,873)	(40,895)
Joint ventures’ FFO (2)	44,473	49,302	46,209
Minority equity interests (OP Units)	2,116	2,916	2,607
Gain on disposition of depreciable real estate (3)	(21,987)	(58,834)	(68,179)
Cumulative effect of adoption of a new accounting standard (4)	—	—	3,001

FFO applicable to common shareholders	377,809	355,102	292,335
Preferred dividends	55,169	55,169	50,706

Total FFO	$432,978	$410,271	$343,041

(1)	Includes straight-line rental revenues of approximately $16.0 million in 2006, $14.4 million in 2005 and $7.4 million in 2004 (including discontinued operations).

(2)	Joint ventures’ FFO is summarized as follows (in thousands):

	For the Years Ended
	2006	2005	2004

Net income (a)	$92,624	$122,586	$118,779
Depreciation and amortization of real estate investments	83,017	87,508	68,456
Gain on disposition of real estate, net (b)	(22,013)	(19,014)	(37,866)

	$153,628	$191,080	$149,369

DDR Ownership interests (c)	$44,473	$49,302	$46,209

(a)	Includes straight-line rental revenue of approximately $5.1 million, $6.6 million and $6.5 million in 2006, 2005 and 2004, respectively. The Company’s proportionate share of straight-line rental revenues was $0.9 million, $1.1 million and $1.4 million in 2006, 2005 and 2004, respectively. These amounts include discontinued operations.

(b)	The gain or loss on disposition of recently developed shopping centers, owned by the Company’s taxable REIT affiliates, is included in FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or were assets sold in conjunction with the formation of the joint venture that holds the designation rights for the Service Merchandise properties. For the year ended December 31, 2006, a loss of $1.3 million was recorded, of which $0.3 million was the Company’s proportionate share. These gains aggregated $30.8 million and $6.5 million for the years ended December 31, 2005, and 2004, respectively, of which the Company’s proportionate share aggregated $7.6 million and $1.7 million, respectively.

(c)	The Company’s share of joint venture net income has been increased by $1.6 million and reduced by $2.1 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, related to basis differentials. At December 31, 2006, 2005 and 2004, the Company owned unconsolidated joint venture interests relating to 117, 110 and 103 operating shopping center properties, respectively. In addition, at December 31, 2006, the Company owned 50 shopping center sites formerly owned by Service Merchandise through its 20% owned joint venture. At December 31, 2005 and 2004, the Company owned 53 and 63 of these Service Merchandise sites, respectively, through its approximate 25% owned joint venture. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.

(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the consolidated statement of operations includes residual land sales, which management considers the disposition of non-depreciable real property and the sale of newly developed shopping centers, for which the Company maintained continuing involvement. These dispositions are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. For the year ended December 31, 2006, 2005 and 2004, net gains resulting from residual land sales aggregated $14.8 million, $6.0 million and $13.7 million, respectively. For the years ended December 31, 2006, 2005 and 2004, merchant building gains aggregated $46.3 million, $39.9 million and $11.4 million, respectively. In 2005, these gains included a portion of the net gain recognized of approximately $6.6 million from the sale of a shopping center located in Plainville, Connecticut, through the Company’s taxable REIT subsidiary, associated with its merchant building program. The remaining $14.3 million of the gain recognized on the disposition of the shopping center located in Plainville, Connecticut, was not included in the computation of FFO, as the Company believes such amount was derived primarily from the acquisition of its partner’s approximate 75% interest in the shopping center following substantial completion of development. Additionally, during 2005, the Company’s gain on disposition of real estate was reduced by $1.9 million relating to debt prepayment costs incurred as a result of a sales transaction. This debt prepayment has been accounted for as a cost of sale, and neither the gross gain on disposition nor the related costs of the sale have been included in FFO.

(4)	The Company recorded a charge of $3.0 million in 2004 as a cumulative effect of adoption of a new accounting standard attributable to the consolidation of the shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in the partnership.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements. Although the Company is evaluating its financing alternatives with expected transactions, the Company anticipates that cash on hand, borrowings available under its existing revolving credit facilities and other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset dispositions, will provide the necessary capital to achieve continued growth. The proceeds from the sale of assets classified as discontinued operations and other asset dispositions are utilized to acquire and develop assets. The Company believes that its acquisition and developments completed in 2006, new leasing, expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s operating cash flow. Additionally, the Company believes that the anticipated merger with IRRETI will contribute to the Company’s long-term growth.

Changes in cash flow from investing activities in 2006, as compared to 2005, are primarily due to a decrease in real estate acquired with cash and a decrease in proceeds from the disposition of real estate as described in Acquisitions, Developments and Expansions offset by the additional equity contributions to joint ventures, primarily Sonae Sierra Brazil BV Sarl. Changes in cash flow from financing activities in 2006, as compared to 2005, primarily relate to a decrease in acquisition activity in 2006 as compared to 2005 and the Company’s repurchase of its common shares in 2006.

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Cash flow provided by operating activities	$340,692	$355,423	$292,226
Cash flow used for investing activities	(203,047)	(339,443)	(1,134,601)
Cash flow (used for) provided by financing activities	(139,922)	(35,196)	880,553

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share dividends of $313.1 million in 2006, as compared to $290.1 million and $245.3 million in 2005 and 2004, respectively. Accordingly, federal income taxes were not incurred at the corporate level. The Company’s common share dividend payout ratio for the year approximated 68.8% of its 2006 FFO, as compared to 67.0% and 67.3% in 2005 and 2004, respectively.

In December 2006, the Company announced the Board of Directors intent to increase the 2007 quarterly dividend per common share to $0.66 from $0.59 in 2006. The increase in the dividend results from the anticipated merger with IRRETI. The Company anticipates that the increased dividend level will continue to result in a conservative payout ratio. The payout ratio is determined based on common and preferred dividends declared as compared to the Company’s FFO. A low payout ratio enables the Company to retain more capital that will be utilized toward attractive investment opportunities in the development, acquisition and expansion of portfolio properties or for debt repayment. See “Off Balance Sheet Arrangements” and “Contractual Obligations and Other Commitments” sections for further discussion of capital resources.

The following is an overview of the anticipated financing vehicles the Company expects to have in place when the IRRETI merger closes. With these arrangements in place and a number of alternate financial options available, the Company believes that the financing risk associated with the transaction has been largely eliminated. The ultimate determination of which vehicles will be utilized depends on several variables, including market pricing, debt maturities and the ultimate structure and timing of expected asset sales and new joint venture(s) opportunities.

A summary of the initial projected financing of the IRRETI acquisition is summarized as follows (in millions):

Total purchase price	$6,200
Assets acquired by a joint venture with TIAA-CREF	(3,000)

Assets acquired directly by DDR	3,200
DDR equity contribution to TIAA-CREF joint venture	179

Total DDR financing requirements	3,379
Less: Debt assumed	(489)

Total cash required at closing	$2,890

DDR initial cash sources are expected to be provided as follows (in millions):

DDR common shares from forward equity transaction	$750
DDR common shares issued to IRRETI shareholders	395
Increase in secured term loan	150
Temporary bridge financing provided through revolving credit facilities, bridge loans and/or preferred operating partnership units	1,595	(1)

	$2,890

(1)	Amounts are expected to be repaid through asset sales and formation of new joint venture(s).

ACQUISITIONS, DEVELOPMENTS AND EXPANSIONS

During the three-year period ended December 31, 2006, the Company and its consolidated and unconsolidated joint ventures expended $5.2 billion, net, of proceeds, to acquire, develop, expand, improve and re-tenant its properties, as follows (in millions):

	2006		2005		2004

Company (Including Consolidated Joint Ventures):
Acquisitions	$370.2	(1)	$1,610.8	(8)	$2,170.8	(13)
Completed expansions	73.1		41.6		25.2
Developments and construction in progress	246.0		246.1		203.8
Tenant improvements and building renovations (2)	11.7		7.5		6.6
Furniture and fixtures and equipment	10.2	(3)	10.7	(9)	1.3

	711.2		1,916.7		2,407.7
Less: Real estate dispositions and property contributed to joint ventures	(289.8	)(4)	(490.8	)(10)	(689.2	)(14)

Company total	421.4		1,425.9		1,718.5

Unconsolidated Joint Ventures:
Acquisitions/contributions	729.9	(5)	350.0	(11)	1,147.0	(15)
Completed expansions	0.0		9.3		10.3
Developments and construction in progress	139.6	(6)	87.5		38.9
Tenant improvements and building renovations (2)	9.1		6.8		0.6

	878.6		453.6		1,196.8
Less: Real estate dispositions	(409.0	)(7)	(148.8	)(12)	(306.7	)(16)

Joint ventures total	469.6		304.8		890.1

	891.0		1,730.7		2,608.6
Less: Proportionate joint venture share owned by others	(401.0)		(285.0)		(807.8)

Total DDR net additions	$490.0		$1,445.7		$1,800.8

(1)	Includes transfer to the Company from joint ventures (KLA/SM and Salisbury, Maryland), final earnout adjustments for acquisitions, redemption of OP units and the consolidation of a joint venture asset pursuant to EITF 04-05, “Determining whether a General Partner, or the General Partner’s as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

(2)	In 2007, the Company anticipates recurring capital expenditures, including tenant improvements of approximately $13 million associated with its wholly-owned and consolidated portfolio and $11 million associated with its joint venture portfolio.

(3)	Includes certain Information Technology (“IT”) projects.

(4)	Includes asset dispositions, the sale of the KLA/SM Joint Venture to Service Holdings LLC, the sale of properties to the MDT Joint Venture and the MDT Preferred Joint Venture and the sale of several outparcels.

(5)	Reflects the DPG Joint Venture acquisition and adjustments to GAAP presentation from previous acquisitions.

(6)	Includes the acquisition of land in Allen, Texas, and Bloomfield Hills, Michigan, for the development of shopping centers by Coventry II joint ventures.

(7)	Includes asset dispositions, the transfer to DDR of the KLA/SM Joint Venture, five assets located in Pasadena, California; Phoenix, Arizona (two properties); Salisbury, Maryland and Apex, North Carolina.

(8)	Includes the transfer to DDR from a joint venture of a shopping center in Dublin, Ohio.

(9)	Includes the expansion of corporate headquarters, certain IT projects and fractional ownership interest in corporate jets.

(10)	Includes the transfer of 12 assets to the MDT Joint Venture, asset dispositions and the disposition of several outparcels.

(11)	Reflects the MDT Joint Venture acquisition and adjustments to GAAP presentation from previous acquisitions.

(12)	Includes asset dispositions, the disposition of several outparcels by the RVIP VII joint venture and the transfer to DDR from a joint venture of a shopping center in Dublin, Ohio.

(13)	In addition to the acquisition of assets from Benderson, amount includes the consolidation of certain joint venture assets due to FIN 46, the transfers to DDR from joint ventures of assets in Littleton, Colorado and Merriam, Kansas, and the purchase of DDR corporate headquarters.

(14)	Includes the transfer of 11 assets to the MDT Joint Venture, the transfer of 12 assets to the DPG Joint Venture, the transfer of 13 assets to the DDR Markaz II Joint Venture and the disposition of several outparcels.

(15)	In addition to the acquisition of assets discussed in (13) above, this amount included the MDT Joint Venture’s acquisition of 14 assets from Benderson, the purchase of a joint venture partner’s interest in shopping center developments in Deer Park, Illinois and Austin, Texas, the purchase of a fee interest in several Service Merchandise units and an earnout of two outparcels in Kildeer, Illinois.

(16)	Includes the transfer to DDR from joint ventures of shopping center assets in Littleton, Colorado and Merriam, Kansas, and adjustments due to GAAP presentation (FIN 46(R) and SFAS No. 144) and the demolition of a portion of an asset in Lancaster, California.

2006 Activity

     Strategic Real Estate Transactions

Inland Retail Real Estate Trust

In October 2006, the Company and IRRETI announced that they entered into a definitive merger agreement. Under the terms of the agreement, the Company will acquire all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share plus accrued unpaid dividends. The Company has elected to pay IRRETI shareholders a combination of $12.50 in cash and $1.50 in DDR common shares. The actual number of the Company’s common shares that IRRETI shareholders are entitled to receive for each IRRETI common share held will be determined by dividing $1.50 by the average closing price of the Company’s common shares for the 10 trading days immediately preceding the two trading days prior to the IRRETI shareholders’ meeting, scheduled for February 22, 2007.

The transaction has a total enterprise value of approximately $6.2 billion. This amount includes approximately $2.3 billion of existing debt, a significant portion of which is expected to be extinguished at closing. IRRETI’s real estate portfolio aggregates over 300 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, comprising approximately 43.6 million square feet of total GLA.

The Company announced the formation of a joint venture with TIAA-CREF to purchase a portfolio of 66 community retail centers from the IRRETI portfolio of assets for approximately $3.0 billion of total asset value. An affiliate of TIAA-CREF will contribute 85% of the equity in the joint venture, and an affiliate of DDR will contribute 15% of the equity in the joint venture. In addition to its earnings from the joint venture, DDR will be entitled to certain fees for asset management, leasing, property management, development/tenant coordination and acquisitions. DDR will also earn a promoted interest equal to 20% of the cash flow of the joint venture after the partners have received an internal rate of return equal to 10% on their equity investment. The joint venture agreement is subject to certain closing conditions.

In addition to the portfolio of operating properties, DDR will acquire a development pipeline of five projects and numerous potential expansion and redevelopment projects. DDR plans to generate additional value by implementing its proactive leasing, development, redevelopment and property management systems. In addition, DDR intends, immediately upon closing, to incorporate the IRRETI assets into its ancillary income program, which the Company anticipates will result in additional value creation.

The completion of the transaction, which is expected to occur in February 2007, is subject to approval of the merger agreement by IRRETI shareholders and other customary closing conditions described in the merger agreement. The merger was unanimously approved by DDR’s Board of Directors. The merger was unanimously approved by IRRETI’s Board of Directors, with two related party directors recusing themselves. There is no assurance that the transaction will close in February 2007 as expected.

Sonae Sierra Brazil BV Sarl

In October 2006, the Company acquired a 50% joint venture interest in Sonae Sierra Brazil, a fully integrated retail real estate company based in Sao Paulo, Brazil for approximately $147.5 million. Sonae Sierra Brazil is a subsidiary of Sonae Sierra, an international owner, developer and manager of shopping centers based in Portugal. Sonae Sierra Brazil is the managing partner of a partnership that owns direct and indirect interests in nine retail assets aggregating 3.5 million square feet and a property management company in Sao Paulo, Brazil, that oversees the leasing and management operations of the portfolio. Sonae Sierra Brazil owns approximately 93% of the partnership and Enplanta Engenharia owns approximately 7%.

MDT Preferred Joint Venture

During the second quarter of 2006, the Company sold six properties, aggregating 0.8 million owned square feet, to a newly formed joint venture (“MDT Preferred Joint Venture”) with Macquarie DDR Trust (“MDT”), an Australian-based Listed Property Trust, with Macquarie Bank Limited (ASX: “MBL”), an international investment bank, advisor and manager of specialized real estate funds in Australia, for approximately $122.7 million and recognized gains totaling approximately $38.9 million, of which $32.8 million represented merchant building gains from recently developed shopping centers.

Under the terms of the new MDT Preferred Joint Venture, MDT receives a 9% preferred return on its preferred equity investment of approximately $12.2 million and then receives a 10% return on its common equity investment of approximately $20.8 million before the Company receives a 10% return on an agreed upon common equity investment of $3.5 million, which has not been recognized in the consolidated balance sheet due to the terms of its subordination. The Company is then entitled to a 20% promoted interest in any cash flow achieved above a 10% leveraged internal rate of return on all common equity. The Company recognizes its proportionate share of equity in earnings of the MDT Preferred Joint Venture at an amount equal to increases in the Company’s common equity investment based upon an assumed liquidation including consideration of cash received from the joint venture at its depreciated book value as of the end of each reporting period. The Company has not recorded any equity in earnings from the MDT Preferred Joint Venture at December 31, 2006.

The Company has been engaged to perform all day-to-day operations of the properties and earns and/or may be entitled to receive ongoing fees for property management, leasing and construction management, in addition to a promoted interest, along with other periodic fees such as financing fees.

MDT Joint Venture

The Company owns an interest in an additional joint venture with MDT (“MDT Joint Venture”). The MDT Joint Venture focuses on acquiring ownership interests in institutional-quality community center properties in the United States. The Company has been engaged to provide day-to-day operations of the properties and receives fees at prevailing rates for property management, leasing, construction management, acquisitions, due diligence, dispositions (including outparcel dispositions) and financing. Through this joint venture, the Company and MBL will also receive base asset management fees and incentive fees based on the performance of MDT.

At December 31, 2006, MDT, which was listed on the Australian Stock Exchange in November 2003, owned an approximate 83% interest in the portfolio. The Company retained an effective 14.5% ownership interest in the assets with MBL primarily owning the remaining 2.5%. At December 31, 2006, the MDT Joint Venture owned 48 operating shopping center properties. MDT is governed by a board of directors that includes three members selected by DDR, three members selected by MBL and three independent members.

In 2006, the Company sold four additional expansion areas in McDonough, Georgia; Coon Rapids, Minnesota; Birmingham, Alabama and Monaca, Pennsylvania to the MDT Joint Venture for approximately $24.7 million. These expansion areas are adjacent to shopping centers currently owned by the MDT Joint Venture. The Company recognized an aggregate merchant build gain of $9.2 million and deferred gains of approximately $1.6 million relating to the Company’s effective 14.5% ownership interest in the venture.

Coventry II Joint Ventures

In 2003, the Coventry II Fund was formed with several institutional investors and Coventry Real Estate Advisors (“CREA”) as the investment manager (“Coventry II Joint Venture”). Neither the Company nor any of its officers owns a common equity interest in the Coventry II Fund or has any incentive compensation tied to this fund. The Coventry II Fund and the Company acquired value-added retail properties in the United States. The Coventry II Fund’s strategy is to invest in a variety of retail properties that present opportunities for value creation, such as re-tenanting, market repositioning, redevelopment or expansion. As further discussed below, the Coventry II Joint Venture acquired 51 assets formerly occupied by Service Merchandise from the Company in September 2006. At December 31, 2006, the Company will not acquire additional assets through the Coventry II Joint Venture, but will continue to advance funds associated with those projects undergoing development or redevelopment activities.

The Company is responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, The Company will earn fees for property management, leasing and construction management. The Company also will earn a promoted interest, along with CREA, above a 10% preferred return after return of capital to fund investors.

The assets of the Coventry II Joint Venture at December 31, 2006, are as follows:

		Company-
	DDR’s	Owned	Acquisition
	Effective	Square Feet	Price
Location	Interest (1)	(Thousands)	(Millions)

2006:
Orland Park, Illinois	10.0%	58	$12.2
Benton Harbor, Michigan (2)	20.0%	223	27.1
Bloomfield Hills, Michigan(3)	10.0%	Under Development	68.4
Cincinnati, Ohio (4)	18.0%	668	194.4
Allen, Texas(3)	10.0%	Under Development	10.9
50 retail sites in several states formerly occupied by Service Merchandise	20.0%	2,691	171.6
2005:
Merriam, Kansas	20.0%	Under Development	15.7
2004:
Phoenix, Arizona	20.0%	391	45.6
Buena Park, California	20.0%	724	91.5
San Antonio, Texas	10.0%	188	8.1	(5)
Kirkland, Washington	20.0%	228	37.0
2003:
Kansas City, Missouri	20.0%	358	48.4

(1)	The Fund invested in certain assets with development partners, as such, the Company’s effective interest may be less than 20%.

(2)	Approximately 100,000 sq. ft. under redevelopment.

(3)	A third party developer owns 50% of this investment.

(4)	Approximately 160,000 sq. ft. under redevelopment.

(5)	Net of $2.5 million sale to Target.

Service Merchandise Joint Venture

In March 2002, the Company entered into a joint venture with Lubert-Adler Real Estate Funds and Klaff Realty, L.P. that was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation. The Company had an approximate 25% interest in the joint venture. In addition, the Company earned fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enabled the joint venture to determine the ultimate use and disposition of the real estate interests held by the bankrupt estate.

In August 2006, the Company purchased its then partners’ approximate 75% interest in the remaining 52 assets formerly occupied by Service Merchandise owned by the KLA/SM Joint Venture at a gross purchase price of approximately $138 million relating to the partners’ ownership, based on a total valuation of approximately $185 million for all remaining assets, including outstanding indebtedness.

In September 2006, the Company sold 51 of the assets formerly occupied by Service Merchandise to the Coventry II Joint Venture. The Company retained a 20% interest in the joint venture. The Company recorded a gain of approximately $6.1 million of which $3.2 million is included in FFO.

In 2006, the Company earned an aggregate of $5.7 million including disposition, development, management and leasing fees and interest income from the KLA/SM Joint Venture investment.

Expansions

During the year ended December 31, 2006, the Company completed eight expansions and redevelopment projects located in Birmingham, Alabama; Lakeland, Florida; Ocala, Florida; Stockbridge, Georgia; Rome, New York; Mooresville, North Carolina; Bayamon, Puerto Rico (Rio Hondo) and Ft. Union, Utah, at an aggregate gross cost of $73.4 million. The Company is currently expanding/redeveloping eight shopping centers located in Gadsden, Alabama; Ottumwa, Iowa; Chesterfield, Michigan; Gaylord, Michigan; Hamilton, New Jersey; Olean, New York; Stow, Ohio and Brookfield, Wisconsin, at a projected aggregate gross cost of approximately $45.4 million. At December 31, 2006, approximately $12.3 million of costs had been incurred in relation to these projects. The Company anticipates commencing construction on twelve additional expansion and redevelopment projects at shopping centers located in Crystal River, Florida; Tallahassee, Florida; Louisville, Kentucky; Gulfport, Mississippi; Amherst, New York; Fayetteville, North Carolina; Huber Heights, Ohio; Allentown, Pennsylvania; Bayamon, Puerto Rico (Plaza Del Sol); Hatillo, Puerto Rico; San Juan, Puerto Rico and McKinney, Texas.

Six of the Company’s joint ventures are currently expanding/redeveloping their shopping centers located in Phoenix, Arizona; Buena Park, California; Lancaster, California; Benton Harbor, Michigan; Kansas City, Missouri and Cincinnati, Ohio at a projected gross cost of approximately $554.3 million (which includes the initial acquisition costs for the Coventry II redevelopment projects located in Phoenix, Arizona; Buena Park, California; Benton Harbor, Michigan; Kansas City, Missouri and Cincinnati, Ohio). At December 31, 2006, approximately $432.8 million of costs had been incurred in relation to these projects. Three of the Company’s joint ventures anticipate commencing expansion/redevelopment projects at their shopping centers located in Deer Park, Illinois; Macedonia, Ohio and Kirkland, Washington.

Acquisitions

In 2006, the Company acquired the following shopping center assets:

		Gross
	Company-Owned	Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Phoenix, Arizona (1)	197	$15.6
Pasadena, California (2)	557	55.9
Valencia, California (3)	76	12.4
Salisbury, Maryland (1)	126	1.5
Apex, North Carolina (4)	324	4.4
San Antonio, Texas (5)	Under Development	22.4

	1,280	$112.2

(1)	Reflects the Company’s purchase price, net of debt assumed, associated with the acquisition of its partner’s 50% ownership interest.

(2)	Reflects the Company’s purchase price, net of prepayment of debt, associated with the acquisition of its partner’s 75% ownership interest.

(3)	Mervyns asset structured as a financing lease.

(4)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 80% and 20% ownership interests in separate phases.

(5)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 50% ownership interest.

In 2006, the Company’s joint ventures acquired the following shopping center properties, excluding those assets purchased from the Company or its joint ventures:

	Company-	Gross
	Owned	Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

San Diego, California (1)	74	$ 11.0
Orland Park, Illinois (2)	58	12.2
Benton Harbor, Michigan (3)	223	27.1
Bloomfield Hills, Michigan (2)	Under Development	68.4
Cincinnati, Ohio (4)	668	194.4
Allen, Texas (2)	Under Development	10.9
Sonae Sierra Brazil (5)	3,469	180.3

	4,492	$504.3

(1)	The Company purchased a 50% equity interest through its investment in the Mervyns Joint Venture.

(2)	The Company purchased a 10% equity interest through its investment in the Coventry II Joint Venture.

(3)	The Company purchased a 20% equity interest through its investment in the Coventry II Joint Venture. Approximately 100,000 sq. ft. under redevelopment.

(4)	The Company purchased an 18% equity interest through its investment in the Coventry II Joint Venture. Approximately 160,000 sq. ft. under redevelopment.

(5)	The Company purchased a 50% interest in an entity which owns a 93% interest in nine properties located in Sao Paulo, Brazil.

Development (Wholly-Owned and Consolidated Joint Ventures)

As of December 31, 2006, the Company has substantially completed the construction of the Freehold, New Jersey; Apex, North Carolina (Beaver Creek Crossings — Phase I) and Pittsburgh, Pennsylvania, shopping centers, at an aggregate gross cost of $156.7 million.

The Company currently has seven shopping center projects under construction. These projects are located in Miami, Florida; Nampa, Idaho; McHenry, Illinois; Seabrook, New Hampshire; Horseheads, New York; Apex, North Carolina (Beaver Creek Crossings — Phase II) and San Antonio, Texas. These projects are scheduled for completion during 2007 through 2008 at a projected aggregate gross cost of approximately $604.3 million and will create an additional 4 million square feet of gross leasable retail space.

The Company anticipates commencing construction in 2007 on two additional shopping centers located in Ukiah, California and Homestead, Florida. These projects have an estimated aggregate gross cost of $186.1 million and will create an additional 1.1 million square feet of gross leasable retail space.

At December 31, 2006, approximately $336.7 million of costs were incurred in relation to the above projects under construction and projects that will be commencing construction.

The wholly-owned and consolidated development estimated funding schedule as of December 31, 2006, is as follows (in millions):

Funded as of December 31, 2006	$439.0
Projected net funding during 2007	154.8
Projected net funding thereafter	173.8

Total	$767.6

In addition to the above developments, the Company has identified several development sites in its development pipeline for future development at a projected aggregate estimated cost of over $700 million. While there are no assurances that any of these potential projects will be developed, they provide a source of potential development projects over the next several years.

Development (Joint Ventures)

Four of the Company’s joint ventures have shopping center projects under construction. These projects are located in Merriam, Kansas; Bloomfield Hills, Michigan; Allen, Texas and San Antonio, Texas. These four projects are being developed through the Coventry II program. A significant portion of the project located in San Antonio, Texas, was substantially completed during 2005. The remaining three projects are scheduled for completion during 2007 through 2009. These projects have an aggregate gross projected cost of approximately $496.5 million and a net cost of approximately $337.4 million. At December 31, 2006, approximately $147.7 million of costs had been incurred in relation to these development projects.

The joint venture development estimated funding schedule as of December 31, 2006, is as follows (in millions):

			Anticipated
	DDR’s	JV Partners’	Proceeds from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total

Funded as of December 31, 2006	$12.6	$50.3	$84.9	$147.8
Projected net funding during 2007	1.5	6.0	80.4	87.9
Projected net funding thereafter	1.9	7.7	92.1	101.7

Total	$16.0	$64.0	$257.4	$337.4

Dispositions

In 2006, the Company sold the following properties:

	Company-Owned
	Square Feet	Sale Price	Gain
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties
Core Portfolio Properties (1)	822	$54.8	$11.1
Transfers to Joint Ventures Interests
Parker, Colorado; Lithonia, Georgia; Overland Park, Kansas; Frisco, Texas; McKinney, Texas and Mesquite, Texas (2)	644	122.7	38.9
Birmingham, Alabama; McDonough, Georgia; Coon Rapids, Minnesota and Monaca, Pennsylvania (3)	1,024	24.7	9.2

	2,490	$202.2	$59.2

(1)	Properties located in Canton, Georgia; Cartersville, Georgia; Fort Olgethorpe, Georgia; Harrisburg, Illinois; Amherst, New York and Waynesville, North Carolina.

(2)	The Company contributed six wholly-owned assets of the Company to the MDT Preferred Joint Venture. The Company did not retain an ownership interest in the joint venture, but maintained a promoted interest. The amount includes 100% of the selling price (see 2006 Strategic Real Estate Transactions).

(3)	The Company contributed four newly developed expansion areas adjacent to shopping centers currently owned by the MDT Joint Venture. The Company retained a 14.5% effective interest in these assets. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 14.5% ownership interest (see 2006 Strategic Real Estate Transactions).

In 2006, the Company’s joint ventures sold the following shopping center properties, excluding the properties purchased by the Company as described above:

				Company’s
	Company’s			Proportionate
	Effective	Company-Owned		Share of
	Ownership	Square Feet	Sale Price	Gain (Loss)
Location	Percentage	(Thousands)	(Millions)	(Millions)

Olathe, Kansas; Shawnee, Kansas and Kansas City, Missouri	25.50%	432	$20.0	$(0.5)
Fort Worth, Texas	50.00%	235	22.0	0.2
Everett, Washington	20.75%	41	8.1	1.2
Kildeer, Illinois	10.00%	162	47.3	7.3	(1)
Service Merchandise Site	24.63%	52	3.2	—	(2)
Service Merchandise Site	20.00%	—	1.4	—	(2)

		922	$102.0	$8.2

(1)	Includes promoted income.

(2)	Less than $0.1 million.

2005 Activity

Strategic Real Estate Transactions

Caribbean Properties Group

In January 2005, the Company completed the acquisition of 15 retail real estate assets located in Puerto Rico, totaling nearly 5.0 million square feet of total GLA, from CPG at an aggregate cost of approximately $1.2 billion. The financing for the transaction was provided by the assumption of approximately $660 million of existing debt and line of credit borrowings of approximately $449.5 million on the Company’s $1.0 billion senior unsecured credit facility and the application of a $30 million deposit funded in 2004.

Mervyns Joint Venture

In 2005, the Company formed the Mervyns Joint Venture, a consolidated joint venture, with MDT, owned approximately 50% by the Company and 50% by MDT, that acquired the underlying real estate of 36 operating Mervyns stores for approximately $396.2 million. The Company is responsible for the day-to-day management of the assets and receives fees for property management in accordance with the same fee schedule as the Company’s MDT Joint Venture.

During 2005, the Company received approximately $2.5 million of acquisition and financing fees in connection with the acquisition of the Mervyns assets. Pursuant to FIN 46(R), the Company is required to consolidate the Mervyns Joint Venture and, therefore, the $2.5 million of fees has been eliminated in consolidation and reflected as an adjustment in basis and is not reflected in net income.

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

MDT is governed by a board of directors that includes three members selected by DDR, three members selected by MBL and three independent members.

Service Merchandise Joint Venture

During 2005, the KLA/SM Joint Venture sold eight sites and received gross proceeds of approximately $19.4 million and recorded an aggregate gain of $7.6 million, of which the Company’s proportionate share was approximately $1.9 million. In 2005, the Company earned fees aggregating $6.4 million including disposition, development, management and leasing fees and interest income relating to this investment. In 2005, the Company advanced funds to this joint venture to repay mortgage debt. This advance was applied as consideration in the acquisition of the assets from the joint venture in 2006 (see 2006 Strategic Transactions).

Disposition of Office and Industrial Assets

In September 2005, the Company sold 25 office and industrial buildings acquired through the AIP merger, aggregating approximately 3.2 million square feet, for approximately $177.0 million that included a contingent purchase price of approximately $7.0 million in subordinated equity, based on the portfolio’s subsequent performance, including proceeds from a potential disposition. The Company recorded a gain of approximately $5.3 million that does not include any contingent purchase price. The Company has included the historical operations and disposition of these real estate assets as discontinued operations in its consolidated statements of operations as the contingent consideration that may be received from the subordinated equity is not a direct cash flow of the properties pursuant to the terms of the transaction.

Expansions

During the year ended December 31, 2005, the Company completed nine expansions and redevelopment projects located in Hoover, Alabama; Tallahassee, Florida; Suwanee, Georgia; Princeton, New Jersey; Hendersonville, North Carolina; Allentown, Pennsylvania; Erie, Pennsylvania; Bayamon, Puerto Rico and Johnson City, Tennessee, at an aggregate cost of $41.6 million.

During the year ended December 31, 2005, two of the Company’s joint ventures completed expansion/redevelopment projects at their shopping centers located in St. Petersburg, Florida and Merriam, Kansas, at an aggregate cost of $9.3 million.

Acquisitions

In 2005, the Company acquired the following shopping center assets:

	Company-	Gross
	Owned	Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Caribbean Property Group (see 2005 Strategic Real Estate Transactions)	3,967	$1,173.8
Mervyns (see 2005 Strategic Real Estate transactions) (1)	2,823	410.6
Columbus, Ohio (2)	162	3.2

	6,952	$1,587.6

(1)	Includes 36 assets consolidated by the Company and one wholly-owned asset of the Company.

(2)	Reflects the Company’s purchase price, associated with the acquisition of its partner’s 20% ownership interest.

In 2005, the Coventry II Joint Venture, in which the Company has a 20% equity interest, purchased land for the development of a shopping center in Merriam, Kansas, for approximately $15.7 million.

Development

In 2005, the Company substantially completed the construction of four shopping center projects located in Overland Park, Kansas; Lansing, Michigan; Freehold, New Jersey and Mt. Laurel, New Jersey. In 2005, the Company’s joint venture development project located in San Antonio, Texas was substantially completed and a portion of the joint venture development project located in Jefferson County (St. Louis), Missouri, was substantially completed.

Dispositions

In 2005, the Company sold the following properties:

	Company-
	Owned
	Square Feet	Sale Price	Gain
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties
Core Portfolio Properties (1)	637	$35.7	$10.7
Transfers to Joint Venture Interests
Aurora, Colorado; Parker, Colorado; Plainville, Connecticut; Brandon, Florida (2 properties); McDonough, Georgia; Grandville, Michigan; Brentwood, Tennessee; Irving, Texas; Brookfield, Wisconsin and Brown Deer Wisconsin (2 properties) (2)	2,097	348.0	81.2
Business Center Properties (3)	3,183	177.0	5.3

	5,917	$560.7	$97.2

(1)	Properties located in Fern Park, Florida; Melbourne, Florida; Connersville, Indiana; Grand Forks, North Dakota; Ashland, Ohio; Cleveland (W 65th), Ohio; Hillsboro, Ohio; Wilmington, Ohio; Memphis, Tennessee and Fort Worth, Texas. The property in Grand Forks, North Dakota, represents the disposition of an asset through the merchant building program. This property was consolidated into the Company with the adoption of FIN 46 in 2004.

(2)	The Company transferred 12 wholly-owned assets of the Company to the MDT Joint Venture. The Company retained an effective 14.5% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 14.5% ownership interest (see 2005 Strategic Real Estate Transactions).

(3)	Represents the disposition of 25 assets (see 2005 Strategic Real Estate Transactions).

In 2005, the Company’s joint ventures sold the following shopping center properties, excluding the one property purchased by the Company as described above:

				Company’s
	Company’s	Company-		Proportionate
	Effective	Owned		Share
	Ownership	Square Feet	Sale Price	of Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

City of Industry, California (1); Richmond, California and San Ysidro, California	20.75%	416	$73.3	$6.7
Long Beach, California (1)	25.50%	343	75.6	4.4
Service Merchandise Sites	24.63%	409	19.4	1.9

		1,168	$168.3	$13.0

(1)	The joint venture sold the remaining portion of the shopping center.

2004 Activity

Strategic Real Estate Transactions

Benderson Transaction

In 2004, the Company completed the purchase of 107 properties (of which 93 were purchased by the Company and 14 were purchased directly by the MDT Joint Venture) aggregating approximately 15.0 million square feet of GLA from Benderson. The purchase price of the assets, including associated expenses, was approximately $2.3 billion, including assumed debt and the value of a 2% equity interest in certain assets valued at approximately $16.2 million that Benderson retained in the form of operating partnership units. In 2006, this interest was converted into approximately 0.4 million DDR common shares.

The Company funded the transaction through a combination of new debt financing, the issuance of cumulative preferred shares and common shares, asset transfers to the MDT Joint Venture (see 2004 MDT Joint Venture), line of credit borrowings and assumed debt. With respect to assumed debt, the fair value of indebtedness assumed upon closing was approximately $400 million, which included an adjustment of approximately $30.0 million to fair value, based on rates for debt with similar terms and remaining maturities as of the closing date.

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

MDT Joint Venture

In May 2004, the MDT Joint Venture acquired an indirect ownership interest in 23 retail properties that consisted of over 4.0 million square feet of Company-owned GLA. The aggregate purchase price of the properties was approximately $538.0 million. Eight of the properties acquired by the MDT Joint Venture were owned by the Company and one of the properties was held by the Company through a joint venture with an aggregate purchase price of approximately $239 million. Fourteen of the properties acquired by the MDT Joint Venture were owned by Benderson and valued at approximately $299 million. In December 2004, the Company transferred three operating properties to the MDT Joint Venture for approximately $96.6 million. These transactions aggregating $634.3 million were funded by approximately $321.4 million of equity and $312.9 million of debt and assets and liabilities assumed. The Company recognized a gain of approximately $65.4 million relating to the sale of the effective 85.5% interest in these properties and deferred a gain of approximately $11.1 million relating to the Company’s effective 14.5% ownership interest in the venture.

Coventry II

In 2004, the Coventry II Joint Venture acquired operating shopping centers in Phoenix, Arizona; Buena Park, California and Seattle, Washington, and a project under development in San Antonio, Texas, for an aggregate initial purchase price of approximately $182.2 million.

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

Kuwait Financial Centre Joint Venture II

In November 2004, the Company completed a $204 million joint venture transaction (“DDR Markaz II”) with an investor group led by Kuwait Financial Centre-Markaz (a Kuwaiti publicly traded company). The Company contributed 13 neighborhood grocery-anchored retail properties to the joint venture, nine of which were acquired by the Company from Benderson, three of which were acquired from JDN and one that was owned by the Company. DDR Markaz II obtained approximately $150 million of seven-year secured non-recourse financing at a fixed rate of approximately 5.1%. The Company maintains a 20% equity ownership in the joint venture and continues day-to-day management of the assets. The Company earns fees at prevailing rates for property management, leasing and development. The Company recognized a gain of approximately $2.5 million relating to the sale of the 80% interest in these properties and deferred a gain of approximately $0.7 million relating to the Company’s 20% ownership interest in the venture.

Service Merchandise Joint Venture

During 2004, the KLA/SM Joint Venture sold ten sites and received gross proceeds of approximately $20.7 million and recorded an aggregate gain of $2.0 million, of which the Company’s proportionate share was approximately $0.5 million. In 2004, the Company earned an aggregate of $1.4 million including disposition, development, management and leasing fees and interest income of $1.2 million relating to this investment.

Expansions

In 2004, the Company completed seven expansion and redevelopment projects located in North Little Rock, Arkansas; Brandon, Florida; Starkville, Mississippi; Aurora, Ohio; Tiffin, Ohio; Monaca, Pennsylvania and Chattanooga, Tennessee, at an aggregate cost of approximately $25.2 million.

Acquisitions

In 2004, the Company acquired the following shopping center assets:

	Company-	Gross
	Owned	Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Benderson Development Company (see 2004 Strategic Real Estate Transactions)	12,501	$2,014.4
Littleton, Colorado (1)	228	6.3

	12,729	$2,020.7

(1)	Reflects the Company’s purchase price, net of debt assumed, associated with the acquisition of its partner’s 50% ownership interest.

In 2004, the Company’s joint ventures acquired the following shopping center properties, excluding those assets purchased from the Company or its joint ventures:

	Company-	Gross
	Owned	Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Phoenix, Arizona (1)	1,134	$45.6
Buena Park, California (1)	738	91.5
San Antonio, Texas (2)	Under Development	8.1
Kirkland, Washington (1)	291	37.0
Benderson Development Company (3)	2,497	299.0

	4,660	$481.2

(1)	The Company purchased a 20% equity interest through its investment in the Coventry II Joint Venture.

(2)	The Company purchased a 10% equity interest through its investment in the Coventry II Joint Venture. Approximately 16 acres of land were sold to Target for $2.5 million subsequent to the purchase. This project was substantially completed in 2006.

(3)	The MDT Joint Venture acquired an indirect ownership interest in 23 retail properties. Eight of the properties acquired by the MDT Joint Venture were owned by the Company and one of the properties was held by the Company through a joint venture. These nine properties were valued at approximately $239 million. Of the properties acquired by the MDT Joint Venture, 14 were owned by Benderson and valued at approximately $299 million. The Company owns a 14.5% equity interest in the MDT Joint Venture.

Development

In 2004, the Company substantially completed the construction of seven shopping centers located in Long Beach, California; Fort Collins, Colorado; St. Louis, Missouri; Hamilton, New Jersey; Apex, North Carolina; Irving, Texas and Mesquite, Texas. In 2004, the Company’s joint ventures substantially completed the construction of a shopping center in Jefferson County (St. Louis), Missouri.

Dispositions

In 2004, the Company sold the following properties:

	Company-
	Owned
	Square Feet	Sale Price	Gain
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties
Core Portfolio Properties (1)	684	$56.7	$6.1
Transfers to Joint Ventures Interests
Birmingham, Alabama; Fayetteville, Arkansas (2 properties); Coon Rapids, Minnesota; Asheville, North Carolina; Erie, Pennsylvania; Monaca, Pennsylvania; Columbia, South Carolina; Murfreesboro, Tennessee; Nashville, Tennessee and Lewisville, Texas (2)	2,321	285.3	65.4
Lawrenceville, Georgia; Lilburn, Georgia; Arcade, New York; Avon, New York; Elmira, New York; Hamburg, New York; Hamlin, New York; Norwich, New York; Tonawanda, New York (2 properties); Columbia, Tennessee and Farragut, Tennessee (3)	1,168	128.6	4.2
Loganville, Georgia; Oxford, Mississippi; Amherst, New York; Cheektowaga, New York; Irondequoit, New York; Jamestown, New York; Leroy, New York; Ontario, New York; Orchard Park, New York; Rochester, New York; Warsaw, New York; Chillicothe, Ohio and Goodlettsville, Tennessee (4)	1,577	203.8	2.5
Business Center Properties (5)	94	8.3	1.9

	5,844	$682.7	$80.1

(1)	Properties located in Trinidad, Colorado; Waterbury, Connecticut; Canton, Georgia; Cumming, Georgia; Marietta, Georgia; Peachtree City, Georgia; Suwanee, Georgia; Hazard, Kentucky; Las Vegas, Nevada; North Olmsted, Ohio; Sumter, South Carolina; Franklin, Tennessee and Milwaukee, Wisconsin. The property in North Olmsted, Ohio, represents the disposition of an asset through the merchant building program. This property was consolidated by the Company with the adoption of FIN 46 in 2004.

(2)	The Company transferred eleven wholly-owned assets of the Company to the MDT Joint Venture. The Company retained an effective 14.5% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 14.5% ownership interest (see 2004 Strategic Real Estate Transactions).

(3)	The Company formed the DPG Joint Venture with PREI in 2004 and contributed 12 neighborhood grocery-anchored retail properties of the Company. The Company retained a 10% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 10% ownership interest (see 2004 Strategic Real Estate Transactions).

(4)	The Company formed DDR Markaz II in 2004 and contributed 13 neighborhood grocery-anchored retail properties of the Company. The Company retained a 20% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated that portion of the gain associated with its 20% ownership interest (see 2004 Strategic Real Estate Transactions).

(5)	Properties located in Sorrento, California and Mentor, Ohio.

In 2004, the Company’s joint ventures sold the following shopping center properties, excluding the one property purchased by the Company as described above:

				Company’s
	Company’s	Company-		Proportionate
	Effective	Owned		Share of
	Ownership	Square Feet	Sale Price	Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

Long Beach, California (1)	25.50%	85	$16.6	$1.3
Mission Viejo, California	20.75%	46	18.0	2.0
Puente Hills, California (1)	20.75%	519	66.2	4.0
San Antonio, Texas	35.00%	320	59.1	6.7
Service Merchandise sites	24.63%	692	20.7	0.5

		1,662	$180.6	$14.5

(1)	The joint venture sold a portion of the shopping center.

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

In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $6.8 million at December 31, 2006. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans.

The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $3.2 million at December 31, 2006, for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owed to DDR. The Company guaranteed base rental income from one to three years at certain centers held through the Service Holdings LLC Joint Venture, aggregating $2.8 million at December 31, 2006. The Company has not recorded a liability for the guarantee, as the subtenants of the Service Holdings LLC Joint Venture affiliates are paying rent as due. The Company has recourse against the other parties in the partnership for their pro rata share of any liability under this guarantee.

The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.

The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $2.5 billion and $2.2 billion at December 31, 2006 and 2005, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the

Company’s partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s joint ventures, the Company agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $61.1 million at December 31, 2006. The Company and its joint venture partner provided a $33.0 million payment and performance guaranty on behalf of the Mervyns Joint Venture to the joint venture’s lender in certain events such as the bankruptcy of Mervyns. The Company’s maximum obligation is equal to its approximate 50% ownership percentage, or $16.5 million.

In October 2006, the Company entered into a joint venture that owns real estate assets in Brazil. The Company has chosen not to mitigate any of the foreign currency risk through the use of hedging instruments. The Company will continue to monitor and evaluate this risk and may enter into hedging agreements at a later date.

FINANCING ACTIVITIES

The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments and expansions are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured public debt, common and preferred equity offerings, joint venture capital, OP Units and asset sales. Total debt outstanding at December 31, 2006, was approximately $4.2 billion, as compared to approximately $3.9 billion and $2.7 billion at December 31, 2005 and 2004, respectively.

The aggregate financings through the issuance of common shares, preferred shares, construction loans, medium term notes, term loans and OP Units (units issued by the Company’s partnerships) aggregates $4.7 billion during the three-year period ended December 31, 2006, is summarized as follows (in millions):

	2006		2005		2004

Equity:
Common shares	$—	(1)	$—		$737.4	(5)
Preferred shares	—		—		170.0	(6)
OP Units	—		—		16.2

Total equity	—		—		923.6

Debt:
Construction	11.1		14.6		55.4
Permanent financing	—		327.1		—
Mortgage debt assumed	132.3		661.5		420.2
Tax increment financing	—		—		8.6
Medium term notes	—		750.0	(4)	525.0	(7)
Convertible notes	250.0	(2)	—		—
Unsecured term loan	—		—		200.0	(8)
Secured term loan	180.0	(3)	220.0	(3)	—

Total debt	573.4		1,973.2		1,209.2

	$573.4		$1,973.2		$2,132.8

(1)	Forward sale agreements to sell an aggregate of 11.6 million common shares were executed in December 2006. The proceeds are expected to be funded in February 2007 as a source of funding for the merger with IRRETI.

(2)	Issuance of 3.50% convertible senior unsecured notes due 2011. The notes have an initial conversion rate of approximately 15.3589 common shares per $1,000 principal amount of the notes, which represents a conversion price of approximately $65.11 per common share and a conversion premium of approximately 22.5% based on the last reported sale price of $53.15 per common share on August 22, 2006. The initial conversion rate is subject to adjustment under certain circumstances. Upon closing of the sale of the notes, the Company repurchased $48.3 million of its common shares. In connection with the offering, the Company entered into an option arrangement, settled in shares of the Company’s common stock, with an investment bank that had the economic impact of effectively increasing the conversion price of the notes to $74.41 per common share, which represents a 40.0% premium based on the August 22, 2006, closing price of $53.15 per common share. The cost of this arrangement was approximately $10.3 million and has been recorded as an equity transaction in the Company’s condensed consolidated balance sheet.

(3)	This facility bears interest at LIBOR plus 0.85% and matures in June 2008. This facility has two one-year extension options to 2010.

(4)	Includes $200 million of five-year senior unsecured notes and $200 million of ten-year senior unsecured notes. The five-year notes have an interest coupon rate of 5.0%, are due on May 3, 2010, and were offered at 99.806% of par. The ten-year notes have an interest coupon rate of 5.5%, are due on May 1, 2015, and were offered at 99.642% of par. Also includes $350 million of seven-year senior unsecured notes. The seven-year notes have an interest coupon rate of 5.375%, are due on October 15, 2012, and were offered at 99.52% of par.

(5)	15.0 million shares issued in May 2004 and 5.45 million shares in December 2004.

(6)	Issuance of Class I 7.5% Preferred Shares.

(7)	Includes $275 million five-year senior unsecured notes with a coupon rate of 3.875%. These notes are due January 30, 2009, and were offered at 99.584% of par. Also includes $250 million seven-year senior unsecured notes with a coupon rate of 5.25%. These notes are due April 15, 2011, and were offered at 99.574% of par.

(8)	This facility bore interest at LIBOR plus 0.75% and was repaid in 2006.

CAPITALIZATION

At December 31, 2006, the Company’s capitalization consisted of $4.2 billion of debt, $705 million of preferred shares and $6.9 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $62.95, the closing price of the common shares on the New York Stock Exchange at December 31, 2006), resulting in a debt to total market capitalization ratio of 0.36 to 1.0, as compared to the ratios of 0.40 to 1.0 and 0.33 to 1.0, at December 31, 2005 and 2004, respectively. The closing price of the common shares on the New York Stock Exchange was $47.02 and $44.37 at December 31, 2005 and 2004, respectively. At December 31, 2006, the Company’s total debt consisted of $3.8 billion of fixed-rate debt and $0.4 billion of variable-rate debt, including $60 million of fixed-rate debt that has been effectively swapped to a variable rate and $500 million of variable-rate debt that had been effectively swapped to a fixed rate. At December 31, 2005, the Company’s total debt consisted of $3.1 billion of fixed-rate debt and $0.8 billion of variable-rate debt, including $60 million of fixed-rate debt that was effectively swapped to a variable rate.

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

As of December 31, 2006, the Company had $1.0 billion available under its $1.3 billion revolving credit facilities and cash of $28.4 million. As of December 31, 2006, the Company also had 212 unencumbered operating properties generating $444.4 million, or 54.3% of the total revenue of the Company for the year ended December 31, 2006, thereby providing a potential collateral base for future borrowings, subject to consideration of the financial covenants on unsecured borrowings.

In anticipation of the joint venture with TIAA-CREF, expected to close in the first quarter of 2007, an affiliate of the Company purchased two interest rate swaption agreements during 2006 that limits the benchmark interest rate component of future interest rates on $500 million of forecasted five-year borrowings and $750 million of forecasted ten-year borrowings. As these swaption agreements were not designated for hedge accounting, the Company recorded a charge to interest expense of approximately $1.2 million for the year ended December 31, 2006, relating to the mark-to-market adjustments.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has debt obligations relating to its revolving credit facilities, term loan, fixed-rate senior notes and mortgages payable (excluding the effect of the fair value hedge) with maturities ranging from 1 to 25 years. In addition, the Company has capital and non-cancelable operating leases, principally for office space and ground leases.

These obligations are summarized as follows for the subsequent five years ending December 31 (in thousands):

		Operating	Capital
Year	Debt	Leases	Leases

2007	$428,609	$5,320	$305
2008	664,517	5,232	315
2009	391,870	4,970	315
2010	1,059,147	4,882	315
2011	704,340	4,879	315
Thereafter	1,000,329	204,465	12,283

	$4,248,812	$229,748	$13,848

In 2007, debt maturities are anticipated to be repaid through several sources. The $168.4 million in mortgage loans will be refinanced or paid from operating cash flow. Construction loans of $63.6 million are anticipated to be refinanced or extended on similar terms. The unsecured notes aggregating $196.7 million are expected to be repaid from operating cash flow, revolving credit facilities and/or other unsecured debt or equity financings and asset dispositions. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated.

In 2008, the Company has mortgage and unsecured obligations of $164.5 million and $100.0 million, respectively, that are anticipated to be refinanced or paid from operating cash flow, asset dispositions and/or other unsecured debt or equity financings or refinanced or extended on similar terms. The $400 million of term loan is expected to be extended on similar terms. These obligations generally have monthly payments of principal and/or interest over the term of the obligation. The interest payable over the term of the credit facilities and construction loans is determined based on the amount outstanding. The Company continually changes its asset base and borrowing base, so that the amount of interest payable on the mortgages over its life cannot be easily determined and is therefore excluded from the table above.

At December 31, 2006, the Company had letters of credit outstanding of approximately $20.6 million. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $63.7 million with general contractors for its wholly-owned properties at December 31, 2006. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.

In 2003, the Company entered into an agreement with DRA Advisors, one of its joint venture partners, to pay an $0.8 million annual consulting fee for 10 years for services relating to the assessment of financing and strategic investment alternatives.

In connection with the transfer of one of the properties to the MDT Joint Venture, the Company deferred the recognition of approximately $2.8 million, $2.9 million and $3.6 million at December 31, 2006, 2005 and 2004, respectively, of the gain on disposition of real estate related to a shortfall agreement guarantee maintained by the Company. The MDT Joint Venture is obligated to fund any shortfall amount caused by the failure of the landlord or tenant to pay taxes on the shopping center when due and payable. The Company is obligated to pay any shortfall to the extent that it is not caused by the failure of the landlord or tenant to pay taxes on the shopping center when due and payable. No shortfall payments have been made on this property since the completion of construction in 1997.

The Company entered into master lease agreements during 2003 through 2006 with the transfer of properties to certain joint ventures that are recorded as a liability and reduction of its related gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At December 31, 2006, the Company’s material master lease obligations, included in accounts payable and other expenses, in the following amounts, were incurred with the properties transferred to the following joint ventures (in millions):

MDT Joint Venture	$2.1
MDT Preferred Joint Venture	3.3
DDR Markaz II	0.6

$6.0

Related to one of the Company’s developments in Long Beach, California, the Company guaranteed the payment of any special taxes levied on the property within the City of Long Beach Community Facilities District No. 6 and attributable to the payment of debt service on the bonds for periods prior to the completion of certain improvements related to this project. In addition, an affiliate of the Company has agreed to make an annual payment of approximately $0.6 million to defray a portion of the operating expenses of a parking garage through the earlier of October 2032 or until the city’s parking garage bonds are repaid. There are no assets held as collateral or liabilities recorded related to these obligations.

Related to the development of a shopping center in San Antonio, Texas, the Company guaranteed the payment of certain road improvements expected to be funded by the City of San Antonio, Texas, of approximately $1.5 million. These road improvements are expected to be completed in 2007. There are no assets held as collateral or liabilities recorded related to this guarantee.

The Company routinely enters into contracts for the maintenance of its properties which typically can be cancelled upon 30-60 days notice without penalty. At December 31, 2006, the Company had purchase order obligations, typically payable within one year, aggregating approximately $4.3 million related to the maintenance of its properties and general and administrative expenses.

The Company has entered into employment contracts with certain executive officers. These contracts provide for base pay, bonuses based on the results of operations of the Company, option and restricted stock grants and reimbursement of various expenses (health insurance, life insurance, automobile expenses, country club expenses and financial planning expenses). These contracts are renewable for one-year terms and subject to cancellation without cause upon one year notice with respect to the Chairman and Chief Executive Officer and 90 days notice with respect to the other officers.

The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through December 31, 2006, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements.”

INFLATION

Substantially all of the Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive additional rental income from escalation clauses that generally increase rental rates during the terms of the leases and/or percentage rentals based on tenants’ gross sales. Such escalations are determined by negotiation, increases in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for terms of less than ten years, permitting the Company to seek increased rents upon renewal at market rates. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

ECONOMIC CONDITIONS

Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have been experiencing varying degrees of economic growth. Adverse changes in general or local economic conditions could result in the inability of some tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more national tenants (Wal-Mart and Target), home improvement stores (Home Depot, Lowe’s Home Improvement) and two or more junior tenants (Bed Bath & Beyond, Kohl’s, Circuit City, T.J. Maxx or PETsMART), which generally offer day-to-day necessities, rather than high-priced luxury items. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

The retail shopping sector has been affected by the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. Notwithstanding any store closures, the Company does not expect to have any significant losses associated with these tenants. Overall, the Company’s portfolio remains stable. While negative news relating to troubled retail tenants tends to attract attention, the vacancies created by unsuccessful tenants may also create opportunities to increase rent.

Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection, the Company believes that several of its major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s Home Improvement, T.J. Maxx and Bed Bath & Beyond, are financially secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in this economic environment. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since 1993. Also, average base rental rates have increased from $5.48 to $11.56 since the Company’s public offering in 1993.

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

Accounting Changes and Error Corrections — SFAS 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for the Company in the first quarter of 2006. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes — FIN 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006 (i.e., fiscal year ending December 31, 2007 for the Company). The Company is currently evaluating the impact that FIN 48 will have on its financial statements.

Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements — SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” to address the observed diversity in quantification practices with respect to annual financial statements. This bulletin was adopted by the Company in the fourth quarter of 2006. This bulletin did not have a material impact on the Company’s results of operations, cash flows or financial position.

Fair Value Measurements — SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles. The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing and (3) the expanded disclosures about fair value measurements. This Statement does not require any new fair value measurements.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company is currently evaluating the impact that this Statement will have on its financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding joint venture debt, is summarized as follows:

	December 31, 2006				December 31, 2005
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Percentage		Average	Average	Percentage
	Amount	Maturity	Interest	of	Amount	Maturity	Interest	of
	(Millions)	(Years)	Rate	Total	(Millions)	(Years)	Rate	Total

Fixed-Rate Debt (1)	$3,799.0	4.8	5.6%	89.4%	$3,079.3	6.3	5.8%	79.1%
Variable-Rate Debt (1)	$449.8	1.9	6.2%	10.6%	$811.4	1.9	5.1%	20.9%

(1)	Adjusted to reflect the $500 million of variable-rate debt that was swapped to a fixed-rate at December 31, 2006, and $60 million of fixed-rate debt that was swapped to a variable rate at December 31, 2006 and 2005.

The Company’s joint ventures’ fixed-rate indebtedness, including $557 million and $150 million of variable-rate LIBOR that was swapped to a weighted average fixed rate of approximately 5.3% and 4.4%, respectively, at December 31, 2006 and 2005, is summarized as follows (in millions):

	December 31, 2006				December 31, 2005
			Weighted	Weighted			Weighted	Weighted
	Joint	Company’s	Average	Average	Joint	Company’s	Average	Average
	Venture	Proportionate	Maturity	Interest	Venture	Proportionate	Maturity	Interest
	Debt	Share	(Years)	Rate	Debt	Share	(Years)	Rate

Fixed-Rate Debt	$1,745.0	$393.3	4.4	5.1%	$1,564.6	$385.8	4.7	5.0%
Variable-Rate Debt	$750.1	$132.3	1.4	6.5%	$608.8	$124.7	1.8	5.9%

The Company intends to utilize variable-rate indebtedness available under its revolving credit facilities and construction loans to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent the Company incurs additional variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.

The interest rate risk on the Company’s and its unconsolidated joint ventures’ variable rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At December 31, 2006, the interest rate on the Company’s $500 million consolidated floating rate debt, and at December 31, 2006 and 2005, respectively, on $557 million and $150 million of joint venture floating rate debt (of which $80.8 million and $27.5 million, respectively, is the Company’s proportionate share) was swapped to fixed-rates. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

At December 31, 2006 and 2005, the Company had a variable-rate interest swap that carried a notional amount of $60 million, a fair value that represented an asset of $0.1 million and a liability of $0.3 million, respectively, and converted fixed-rate debt to a variable-rate of 7.2% and 6.3%, respectively.

In January 2006, one of the Company’s joint ventures terminated an interest rate swap aggregating $55 million after the underlying hedged instrument was repaid. The Company recorded a termination fee of approximately $0.4 million through equity in net income of joint venture.

The Company’s joint venture interest rate swaps had a fair value that represented a liability of $5.0 million and an asset of $1.0 million, of which $0.7 million and $0.3 million were the Company’s proportionate share at December 31, 2006 and 2005, respectively. At December 31, 2006, these swaps carry notional amounts of $70 million, $75 million, $75 million, $100 million, $157.3 million and $80 million and effectively converted variable-rate LIBOR to a fixed rate of 5.79%, 4.9%, 5.22%, 5.47%, 5.25% and 5.09%. At December 31, 2005, these swaps carried notional amounts of $75 million, $55 million and $20 million and effectively converted variable-rate LIBOR to a fixed-rate of 5.22%, 3.33% and 3.96%, respectively. One of the Company’s joint ventures, the MDT Joint Venture, entered into fixed-rate interest swaps that carry notional amounts of $79.1 million and $59.1 million, respectively, of which the Company’s proportionate share was $11.5 million and $8.6 million at December 31, 2006 and 2005, respectively. These swaps converted variable-rate LIBOR to a weighted average fixed-rate of 4.6% and 3.6%, respectively. As the joint venture has not elected hedge accounting for this derivative, it is marked to market with the adjustments flowing through its income statement. The fair value adjustment at December 31, 2006 and 2005, was not significant. The fair value of the swaps referred to above was calculated based upon expected changes in future benchmark interest rates.

The fair value of the Company’s fixed-rate debt adjusted to: (i) include the $500 million that was swapped to a fixed rate at December 31, 2006; (ii) exclude the $60 million that was swapped to a variable rate at December 31, 2006 and 2005, respectively; (iii) include the Company’s proportionate share of the joint venture fixed-rate debt and (iv) include the Company’s proportionate share of $80.8 million and $27.5 million that was swapped to a fixed rate at December 31, 2006 and 2005, respectively, and an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows (in millions):

	December 31, 2006					December 31, 2005
				100 Basis Point					100 Basis Point
				Decrease in					Decrease in
	Carrying	Fair		Market		Carrying	Fair		Market
	Value	Value		Interest Rates		Value	Value		Interest Rates

Company’s fixed-rate debt	$3,799.0	$3,817.7	(1)	$3,946.0	(2)	$3,079.3	$3,106.0		$3,247.0
Company’s proportionate share of joint venture fixed-rate debt	$393.3	$391.0	(3)	$409.4	(4)	$385.8	$386.9	(3)	$402.9	(4)

(1)	Includes the fair value of interest rate swaps that was a liability of $1.1 million at December 31, 2006.

(2)	Includes the fair value of interest rate swaps that was a liability of $15.4 million at December 31, 2006.

(3)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $0.7 million and an asset of $0.3 million at December 31, 2006 and 2005, respectively.

(4)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $4.8 million and $0.4 million at December 31, 2006 and 2005, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis point increase in short-term market interest rates at December 31, 2006 and 2005, would result in an increase in interest expense of approximately $4.5 million and $8.1 million, respectively, for the Company and $1.3 million and $1.2 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding, for the twelve-month periods. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.

The Company also has made advances to several partnerships or other entities in the form of notes receivable that accrue interest at rates ranging from 6.9% to 12%. Maturity dates range from payment on demand to June 2020. The following table summarizes the aggregate notes receivable, the percentage at fixed rates with the remainder at variable rates, and the effect of a 100 basis point decrease in market interest rates (in millions). The estimated increase in interest income does not give effect to possible changes in the daily outstanding balance of the variable-rate loan receivables.

	December 31,
	2006	2005

Total notes receivable	$28.4	$127.7
Percent fixed-rate loans	55.8%	90.4%
Fair value of fixed-rate loans	$16.50	$129.9
Impact on fair value of 100 basis point decrease in market interest rates	$17.2	$131.3

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2006, the Company had no other material exposure to market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of December 31, 2006, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2006, to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV; Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the three-month period ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors has adopted the following corporate governance documents:

•	Corporate Governance Guidelines that guide the Board of Directors in the performance of its responsibilities to serve the best interests of the Company and its shareholders;

•	Written charters of the Audit Committee, Executive Compensation Committee and Nominating and Corporate Governance Committee;

•	Code of Ethics for Senior Financial Officers that applies to the chief executive officer, chief financial officer, controllers, treasurer, and chief internal auditor, if any, of the Company and

•	Code of Business Conduct and Ethics that governs the actions and working relationships of the Company’s employees, officers and directors with current and potential customers, consumers, fellow employees, competitors, government and self-regulatory agencies, investors, the public, the media, and anyone else with whom the Company has or may have contact.

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

Certain other information required by this Item 10 is incorporated by reference to the information under the headings “Proposal One: Election of Directors — Nominees for Director” and “— Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 8, 2007, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors — Compensation of Directors” and “Executive Compensation” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 8, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information required by this Item 12 is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 8, 2007. The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2006, as well as the weighted average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to Be Issued upon		Weighted-Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (excluding
	Outstanding Options,		Outstanding Options,	securities reflected in
	Warrants and Rights		Warrants and Rights	column (a))
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders (1)	1,485,530	(2)	$37.81	2,140,792
Equity compensation plans not approved by security holders (3)	41,666		$18.41	N/A

Total	1,527,196		$37.28	2,140,792

(1)	Includes information related to the Company’s 1992 Employee’s Share Option Plan, 1996 Equity-Based Award Plan, 1998 Equity-Based Award Plan, 2002 Equity-Based Award Plan and 2004 Equity-Based Award Plan. Does not include 466,666 shares reserved for issuance under performance unit agreements and 184,220 shares reserved for issuance under outperformance unit agreements.

(2)	Does not include 297,958 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding.

(3)	Represents options issued to directors of the Company. The options granted to the directors were at the fair market value at the date of grant and vested over a three-year period.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Certain Transactions” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 8, 2007.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the “Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 8, 2007.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.) 1.	Financial Statements

The following documents are filed as a part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Operations for the three years ended December 31, 2006.

Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2006.

Consolidated Statements of Cash Flows for the three years ended December 31, 2006.

Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules

The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:

Schedule

 II — Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2006.

III — Real Estate and Accumulated Depreciation at December 31, 2006.

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

b.)    Exhibits — The following exhibits are filed as part of, or incorporated by reference into, this report:

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

2	2.1	Agreement and Plan of Merger dated as of October 20, 2006 by and among the Company, Inland Retail Real Estate Trust, Inc., and DDR IRR Acquisition LLC	Current Report on Form 8-K (Filed October 23, 2006)
2	2.2	Purchase and Sale Agreement between MPR Del Norte LP, S.E., MPR Vega Baja LP, S.E., MPR Fajarado LP, S.E., MPR Del Oeste LP, S.E. and MPR Guyama LP, S.E. and the Company dated November 2, 2004	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
2	2.3	Purchase and Sale Agreement between
CRV Rio Hondo LP, LLLP,
CRV Del Atlantico LP, LLLP,
CRV Rexville LP, LLLP,
CRV Senorial LP, LLLP and
CRV Hamilton Land Acquisition LP, LLLP
		and the Company dated November 2, 2004	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
2	2.4	Purchase and Sale Agreement between
CPR Del Sol LP, S.E.,
CPR Escorial LP, S.E.,
CPR Cayey LP, S.E.,
CPR Palma Real LP, S.E.,
CPR Isabela LP, S.E. and
CPR San Germain LP, S.E. and
		the Company dated November 2, 2004	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
3	3.1	Amended and Restated Articles of Incorporation of the Company, as amended	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.2	Second Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.3	Third Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.4	Fourth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.5	Fifth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.6	Sixth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

3	3.7	Seventh Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
3	3.8	Code of Regulations of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.1	Specimen Certificate for Common Shares	Form S-3 Registration No. 33-78778 (Filed with the SEC on May 10, 1994)
4	4.2	Specimen Certificate for 8.60% Class F Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 21, 2002)
4	4.3	Specimen Certificate for Depositary Shares Relating to 8.60% Class F Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
4	4.4	Specimen Certificate for 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)
4	4.5	Specimen Certificate for Depositary Shares Relating to 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)
4	4.6	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)
4	4.7	Specimen Certificate for Depositary Shares Relating to 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)
4	4.8	Specimen Certificate for 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)
4	4.9	Specimen Certificate for Depositary Shares Relating to 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)
4	4.10	Indenture dated as of May 1, 1994 by and between the Company and Chemical Bank, as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.11	Indenture dated as of May 1, 1994 by and between the Company and National City Bank, as Trustee (the “NCB Indenture”)	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.12	First Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.13	Second Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.14	Third Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.15	Fourth Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.16	Fifth Supplement to NCB Indenture	Filed herewith
4	4.17	Sixth Supplement to NCB Indenture	Filed herewith
4	4.18	Seventh Supplement to NCB Indenture	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)
4	4.19	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.20	Form of Floating Rate Senior Medium- Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.21	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.22	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.23	Form of 3.875% Note due 2009	Current Report on Form 8-K (Filed with the SEC on January 22, 2004)
4	4.24	Form of 5.25% Note due 2011	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.25	Form of 3.50% Convertible Senior Note due 2011	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)
4	4.26	Seventh Amended and Restated Credit Agreement dated as of June 29, 2006 among the Company and JPMorgan Securities, Inc. and Banc of America Securities LLC, and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 6, 2006)
4	4.27	Credit Agreement dated as of March 13, 2003 among the Company and Banc of America Securities, LLC and Wells Fargo Bank, National Association and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on June 24, 2003)
4	4.28	Term Loan Credit Agreement dated as of May 20, 2004 among the Company and Banc One Capital Markets, Inc. and Wachovia Capital Markets, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on June 24, 2004)
4	4.29	Waiver and First Amendment to Term Loan Credit Agreement dated as of March 10, 2006 between the Company and JPMorgan Chase Bank, N.A.	Quarterly Report on Form 10-Q (Filed with the SEC on May 10, 2006)
4	4.30	First Amended and Restated Secured Term Loan Agreement dated as of June 29, 2006 among the Company and Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 6, 2006)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.31	Form of Indemnification Agreement	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
4	4.32	Shareholder Rights Agreement dated as of May 26, 1999 between the Company and National City Bank	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
4	4.33	Registration Rights Agreement dated as of August 28, 2006 among the Company and the Initial Purchasers named therein.	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)
10	10.1	Registration Rights Agreement	Form S-11 Registration No. 33-54930 (Filed with the SEC on November 23, 1992)
10	10.2	Stock Option Plan*	Form S-8 Registration No. 33-74562 (Filed with the SEC on January 28, 1994)
10	10.3	Amended and Restated Directors’ Deferred Compensation Plan*	Annual Report on Form 10-K (filed with the SEC on April 2, 2001)
10	10.4	Elective Deferred Compensation Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan*	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
10	10.6	Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.7	Amended and Restated 1998 Developers Diversified Realty Corporation Equity- Based Award Plan*	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)
10	10.8	2002 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2002)
10	10.9	2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-117069 (Filed with the SEC on July 1, 2004)
10	10.10	Form of Restricted Share Agreement under the 1996/1998/2002/2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005)
10	10.11	Form of Restricted Share Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.12	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.13	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.14	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.15	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.16	Form of Directors’ Restricted Shares Agreement, dated January 1, 2000*	Form S-11 Registration No. 333-76278 (Filed with SEC on January 4, 2002; see Exhibit 10(ff) therein)
10	10.17	Performance Units Agreement, dated as of March 1, 2000, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.18	Performance Units Agreement, dated as of January 2, 2002, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.19	Performance Units Agreement, dated as of January 2, 2002, between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.20	Performance Units Agreement, dated as of January 2, 2002, between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.21	Incentive Compensation Agreement, effective as of February 11, 1998, between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.22	Amended and Restated Employment Agreement dated as of November 6, 2006 between the Company and Joan U. Allgood*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.23	Amended and Restated Employment Agreement, dated as of November 6, 2006, between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.24	Employment Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.25	Employment Agreement dated as of April 21, 1999 between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.26	Amended and Restated Employment Agreement dated as of November 6, 2006 between the Company and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.27	Employment Agreement dated as of December 6, 2001, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.28	Amended and Restated Employment Agreement dated as of November 6, 2006 between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.29	Employment Agreement dated as of November 6, 2006 between the Company and Robin R. Walker-Gibbons*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.30	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and Joan U. Allgood*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.31	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.32	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.33	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999; File No. 001-11690)
10	10.34	Amended and Restated Change of Control Agreement, dated as of November 6, 2006, between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.35	Change of Control Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.36	Change of Control Agreement dated as of May 17, 1999 between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.37	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and Robin R. Walker-Gibbons*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.38	Outperformance Long-Term Incentive Plan Agreement dated as of August 18, 2006 between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.39	Outperformance Long-Term Incentive Plan Agreement dated as of August 18, 2006 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.40	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Joan U. Allgood*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.41	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.42	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.43	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.44	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Robin R. Walker-Gibbons*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.45	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
10	10.46	Program Agreement for Retail Value Investment Program, dated as of February 11, 1998, among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.47	Confirmation of Forward Sale Transaction dated as of December 4, 2006 between the Company and Deutsche Bank AG London	Current Report on Form 8-K (Filed with the SEC on December 7, 2006)
10	10.48	Confirmation of Forward Sale Transaction dated as of December 4, 2006 between the Company and Merrill Lynch International	Current Report on Form 8-K (Filed with the SEC on December 7, 2006)
10	10.49	Confirmation of Forward Sale Transaction dated as of December 4, 2006 between the Company and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (Filed with the SEC on December 7, 2006)
14	14.1	Developers Diversified Realty Corporation Code of Ethics for Senior Financial Officers	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
21	21.1	List of Subsidiaries	Filed herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
99	99.1	Voting Agreement, dated October 4, 2002, between the Company and certain stockholders named therein	Current Report on Form 8-K (Filed with the SEC on October 9, 2002)

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Financial statements of the Company’s unconsolidated joint venture companies have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Developers Diversified Realty Corporation:

We have completed integrated audits of Developers Diversified Realty Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Developers Diversified Realty Corporation and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company, on April 1, 2004, adopted FIN 46R, “Consolidation of Variable Interest Entities — an interpretation of ARB 51,” as interpreted.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 21, 2007

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2006	2005

Assets
Land	$1,768,702	$1,721,321
Buildings	5,023,665	4,806,373
Fixtures and tenant improvements	196,275	152,958
Construction in progress and land under development	453,493	348,685

	7,442,135	7,029,337
Less: Accumulated depreciation	(861,266)	(692,823)

Real estate, net	6,580,869	6,336,514
Cash and cash equivalents	28,378	30,655
Accounts receivable, net	152,161	112,464
Notes receivable	18,161	24,996
Investments in and advances to joint ventures	291,685	275,136
Deferred charges, net	23,708	21,157
Other assets	79,467	62,055
Real estate held for sale	5,324	—

	$7,179,753	$6,862,977

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Senior notes	$2,218,020	$1,966,268
Term debt	—	200,000
Revolving credit facility	297,500	150,000

	2,515,520	2,316,268
Secured indebtedness:
Term debt	400,000	220,000
Mortgage and other secured indebtedness	1,333,292	1,354,733

	1,733,292	1,574,733

Total indebtedness	4,248,812	3,891,001
Accounts payable and accrued expenses	134,781	111,186
Dividends payable	71,269	65,799
Other liabilities	106,775	93,261

	4,561,637	4,161,247

Minority equity interests	104,596	99,181
Operating partnership minority interests	17,337	32,268

	4,683,570	4,292,696
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares (Note 12)	705,000	705,000
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 109,739,262 and 108,947,748 shares issued at December 31, 2006 and 2005, respectively	10,974	10,895
Paid-in-capital	1,959,629	1,945,245
Accumulated distributions in excess of net income	(159,615)	(99,756)
Deferred obligation	12,386	11,616
Accumulated other comprehensive income	7,829	10,425
Less: Unearned compensation-restricted stock	—	(13,144)
Common shares in treasury at cost: 752,975 shares at December 31, 2006	(40,020)	—

	2,496,183	2,570,281

	$7,179,753	$6,862,977

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2006	2005	2004

Revenues from operations:
Minimum rents	$563,611	$506,221	$402,016
Percentage and overage rents	11,294	9,965	7,193
Recoveries from tenants	177,665	156,793	115,854
Ancillary and other property income	21,048	14,425	7,275
Management, development and other fee income	30,294	22,859	16,937
Other	14,186	9,300	13,081

	818,098	719,563	562,356

Rental operation expenses:
Operating and maintenance	113,468	97,599	63,929
Real estate taxes	95,620	84,756	72,850
General and administrative	60,679	54,048	47,126
Depreciation and amortization	192,219	163,341	122,783

	461,986	399,744	306,688

	356,112	319,819	255,668

Other income (expense):
Interest income	9,113	10,078	4,233
Interest expense	(221,525)	(181,040)	(123,527)
Other expense, net	(446)	(2,532)	(1,779)

	(212,858)	(173,494)	(121,073)

Income before equity in net income of joint ventures, minority interests, tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	143,254	146,325	134,595
Equity in net income of joint ventures	30,337	34,873	40,895
Income before minority interests, tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	173,591	181,198	175,490
Minority interests:
Minority equity interests	(6,337)	(4,965)	(2,457)
Operating partnership minority interests	(2,116)	(2,916)	(2,607)

	(8,453)	(7,881)	(5,064)
Tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	2,481	(342)	(1,469)

Income from continuing operations	167,619	172,975	168,957

Discontinued operations:
Income from discontinued operations	2,571	4,861	10,603
Gain on disposition of real estate, net of tax	11,051	16,667	8,561

	13,622	21,528	19,164

Income before gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	181,241	194,503	188,121
Gain on disposition of real estate	72,023	88,140	84,642

Income before cumulative effect of adoption of a new accounting standard	253,264	282,643	272,763
Cumulative effect of adoption of a new accounting standard	—	—	(3,001)

Net income	$253,264	$282,643	$269,762

Preferred dividends	55,169	55,169	50,706

Net income applicable to common shareholders	$198,095	$227,474	$219,056

Per share data:
Basic earnings per share data:
Income from continuing operations	$1.69	$1.90	$2.10
Income from discontinued operations	0.13	0.20	0.20
Cumulative effect of adoption of a new accounting standard	—	—	(0.03)

Net income applicable to common shareholders	$1.82	$2.10	$2.27

Diluted earnings per share data:
Income from continuing operations	$1.69	$1.88	$2.08
Income from discontinued operations	0.12	0.20	0.19
Cumulative effect of adoption of a new accounting standard	—	—	(0.03)

Net income applicable to common shareholders	$1.81	$2.08	$2.24

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

				Accumulated		Accumulated	Unearned
				Distributions in		Other	Compensation -	Treasury
	Preferred	Common	Paid in	Excess of	Deferred	Comprehensive	Restricted	Stock at
	Shares	Shares	Capital	Net Income	Obligation	Income/(Loss)	Stock	Cost	Total

Balance, December 31, 2003	$535,000	$9,379	$1,301,232	$(116,737)	$8,336	$(541)	$(3,892)	$(118,707)	$1,614,070
Issuance of 457,378 common shares for cash related to exercise of stock options and dividend reinvestment plan	—	(27)	(1,390)	—	—	—	—	6,323	4,906
Issuance of 105,974 common shares related to restricted stock plan	—	—	—	—	—	—	(2,956)	1,861	(1,095)
Vesting of restricted stock	—	—	—	—	1,929	—	1,433	—	3,362
Issuance of 20,450,000 common shares for cash — underwritten offerings	—	1,500	637,662	—	—	—	—	97,587	736,749
Redemption of 284,304 operating partnership units in exchange for common shares	—	—	1,716	—	—	—	—	5,084	6,800
Issuance of Class I preferred shares for cash — underwritten offerings	170,000	—	(5,787)	—	—	—	—	—	164,213
Dividends declared — common shares	—	—	—	(194,078)	—	—	—	—	(194,078)
Dividends declared — preferred shares	—	—	—	(51,237)	—	—	—	—	(51,237)
Comprehensive income (Note 14):
Net income	—	—	—	269,762	—	—	—	—	269,762
Other comprehensive income:
Change in fair value of interest rate contracts	—	—	—	—	—	867	—	—	867

Comprehensive income	—	—	—	269,762	—	867	—	—	270,629

Balance, December 31, 2004	705,000	10,852	1,933,433	(92,290)	10,265	326	(5,415)	(7,852)	2,554,319
Issuance of 425,985 common shares for cash related to exercise of stock options, dividend reinvestment plan and performance unit plan	—	43	10,857	—	—	—	(6,740)	6,206	10,366
Issuance of 88,360 common shares related to restricted stock plan	—	—	2,306	—	—	—	(2,905)	1,646	1,047
Vesting of restricted stock	—	—	(1,351)	—	1,351	—	1,916	—	1,916
Dividends declared — common shares	—	—	—	(234,940)	—	—	—	—	(234,940)
Dividends declared — preferred shares	—	—	—	(55,169)	—	—	—	—	(55,169)
Comprehensive income (Note 14):
Net income	—	—	—	282,643	—	—	—	—	282,643
Other comprehensive income:
Change in fair value of interest rate contracts	—	—	—	—	—	10,619	—	—	10,619
Amortization of interest rate contracts	—	—	—	—	—	(520)	—	—	(520)

Comprehensive income	—	—	—	282,643	—	10,099	—	—	292,742

Balance, December 31, 2005	705,000	10,895	1,945,245	(99,756)	11,616	10,425	(13,144)	—	2,570,281
Issuance of 726,574 common shares for cash related to exercise of stock options, dividend reinvestment plan and director compensation	—	28	(1,819)	—	—	—	—	10,028	8,237
Redemption of operating partnership units in exchange for common shares	—	45	22,371	—	—	—	—	—	22,416
Repurchase of 909,000 common shares	—	—	—	—	—	—	—	(48,313)	(48,313)
Issuance of 64,940 common shares related to restricted stock plan	—	6	653	—	—	—	—	(150)	509
Vesting of restricted stock	—	—	1,628	—	770	—	—	(1,585)	813
Purchased option arrangement on common shares	—	—	(10,337)	—	—	—	—	—	(10,337)
Adoption of SFAS 123(R)	—	—	(1,558)	—	—	—	13,144	—	11,586
Stock-based compensation	—	—	3,446	—	—	—	—	—	3,446
Dividends declared — common shares	—	—	—	(257,954)	—	—	—	—	(257,954)
Dividends declared — preferred shares	—	—	—	(55,169)	—	—	—	—	(55,169)
Comprehensive income (Note 14):
Net income	—	—	—	253,264	—	—	—	—	253,264
Other comprehensive income:
Change in fair value of interest rate contracts	—	—	—	—	—	(2,729)	—	—	(2,729)
Amortization of interest rate contracts	—	—	—	—	—	(1,454)	—	—	(1,454)
Foreign currency translation	—	—	—	—	—	1,587	—	—	1,587

Comprehensive income	—	—	—	253,264	—	(2,596)	—	—	250,668

Balance, December 31, 2006	$705,000	$10,974	$1,959,629	$(159,615)	$12,386	$7,829	$—	$(40,020)	$2,496,183

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2006	2005	2004

Cash flow from operating activities:
Net income	$253,264	$282,643	$269,762
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	193,527	170,701	132,647
Stock-based compensation	3,446	—	—
Amortization of deferred finance costs and settled interest rate protection agreements	7,756	7,433	7,300
Net cash received from interest rate hedging contracts	—	10,645	—
Ineffective portion of derivative financing investments	1,157	—	—
Equity in net income of joint ventures	(30,337)	(34,873)	(40,895)
Cash distributions from joint ventures	23,304	39,477	38,724
Operating partnership minority interest expense	2,116	2,916	2,607
Gain on disposition of real estate and impairment charge, net	(83,074)	(104,165)	(92,616)
Cumulative effect of adoption of a new accounting standard	—	—	3,001
Net change in accounts receivable	(38,013)	(32,207)	(6,611)
Net change in accounts payable and accrued expenses	9,875	11,146	(15,048)
Net change in other operating assets and liabilities	(2,329)	1,707	(6,645)

Total adjustments	87,428	72,780	22,464

Net cash flow provided by operating activities	340,692	355,423	292,226

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(454,357)	(863,795)	(1,907,683)
Decrease in restricted cash	—	—	99,340
Equity contributions to joint ventures	(206,645)	(28,244)	(11,433)
Repayment (advances) to joint ventures, net	622	(83,476)	(7,355)
Repayment (issuance) of notes receivable, net	6,834	(7,172)	2,228
Proceeds resulting from contribution of properties to joint ventures and repayments of advances from affiliates	298,059	344,292	635,445
Return of investments in joint ventures	50,862	87,349	39,342
Proceeds from disposition of real estate	101,578	211,603	15,515

Net cash flow used for investing activities	(203,047)	(339,443)	(1,134,601)

Cash flow from financing activities:
Proceeds from (repayment of) revolving credit facilities, net	147,500	90,000	(126,500)
Proceeds from borrowings from term debt, net	(20,000)	70,000	50,000
Proceeds from mortgage and other secured debt	11,093	158,218	105,394
Principal payments on rental property debt	(153,732)	(809,396)	(203,255)
Repayment of senior notes	—	(1,000)	(140,000)
Proceeds from issuance of convertible senior notes, net of underwriting commissions and offering expenses of $5,550 in 2006	244,450	—	—
Proceeds from issuance of medium term notes, net of underwriting commissions and $1,390 and $421 of offering expenses paid in 2005 and 2004, respectively	—	741,139	520,003
Payment of deferred financing costs (bank borrowings)	(4,047)	(6,994)	(4,120)
Payment of underwriting commissions for forward equity contract	(4,000)	—	—
Purchased option arrangement on common shares	(10,337)	—	—
Purchase of operating partnership minority interests	(2,097)	—	—
Proceeds from the issuance of common shares, net of underwriting commissions and $609 of offering expenses paid in 2004	—	—	736,749
Proceeds from the issuance of preferred shares, net of underwriting commissions and $432 of offering expenses paid in 2004	—	—	164,213
Proceeds from the issuance of common shares in conjunction with exercise of stock options, 401(k) plan and dividend reinvestment plan	9,560	12,139	7,170
Distributions to operating partnership minority interests	(2,347)	(2,902)	(2,354)
Repurchase of common shares	(48,313)	—	—
Dividends paid	(307,652)	(286,400)	(226,747)

Net cash (used for) provided by financing activities	(139,922)	(35,196)	880,553

(Decrease) increase in cash and cash equivalents	(2,277)	(19,216)	38,178
Cash and cash equivalents, beginning of year	30,655	49,871	11,693

Cash and cash equivalents, end of year	$28,378	$30,655	$49,871

The accompanying notes are an integral part of these consolidated financial statements.

1.  Summary of Significant Accounting Policies

Nature of Business

Developers Diversified Realty Corporation and its subsidiaries (the “Company” or “DDR”) are primarily engaged in the business of acquiring, expanding, owning, developing, managing and operating shopping centers and enclosed malls. The Company’s shopping centers are typically anchored by two or more national tenant anchors (Wal-Mart and Target), home improvement stores (Home Depot, Lowe’s Home Improvement) and two or more junior tenants (Bed Bath & Beyond, Kohl’s, Circuit City, T.J. Maxx or PETsMART). At December 31, 2006, the Company owned or had interests in 467 shopping centers in 44 states plus Puerto Rico and Brazil and seven business centers in five states. The Company has an interest in 206 of these shopping centers through equity method investments. The tenant base primarily includes national and regional retail chains and local retailers. Consequently, the Company’s credit risk is concentrated in the retail industry.

Consolidated revenues derived from the Company’s largest tenant, Wal-Mart, aggregated 4.7%, 5.1% and 4.0% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The total percentage of Company-owned gross leasable area (“GLA” unaudited) attributed to Wal-Mart was 8.7% at December 31, 2006. The Company’s ten largest tenants comprised 17.7%, 20.0% and 19.4% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively, including revenues reported within discontinued operations. Management believes the Company’s portfolio is diversified in terms of the location of its shopping centers and its tenant profile. Adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. During the three-year period ended December 31, 2006, 2005 and 2004, certain national and regional retailers experienced financial difficulties, and several filed for protection under bankruptcy laws. The Company does not believe that these bankruptcies will have a material impact on the Company’s financial position, results of operations or cash flows.

Principles of Consolidation

The Company consolidates certain entities if it is deemed to be the primary beneficiary in a variable interest entity (“VIE”), as defined in FIN No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46”). For those entities that are not VIEs, the Company also consolidates entities in which it has financial and operating control. All significant inter-company balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures and companies in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or loss) of these joint ventures and companies is included in consolidated net income.

In 2005, the Company formed a joint venture (the “Mervyns Joint Venture”) with an Australia-based Listed Property Trust, MDT, that acquired the underlying real estate of 36 operating Mervyns stores. The Company holds a 50% economic interest in the Mervyns Joint Venture, which is considered a VIE, and the Company was determined to be the primary beneficiary. The Company earns property management, acquisition and financing fees from this VIE, which are eliminated in consolidation. The VIE has total real estate assets and total non-recourse mortgage debt of approximately $405.8 million and $258.5 million, respectively, at December 31, 2006, and is consolidated in the results of the Company.

In 2003, the Company formed a joint venture (the “MDT Joint Venture”) with Macquarie Bank Limited, that focuses on acquiring community center properties in the United States. The Company maintains an interest in the MDT Joint Venture, a VIE in which the Company has an approximate 12% economic interest. The Company was not determined to be the primary beneficiary. The Company earns asset management and performance fees from a joint venture that serves as the manager of the MDT Joint Venture (“MDT Manager”). The Company has a 50% ownership and serves as the managing member, accounted for under the equity method of accounting. The MDT Joint Venture has total real estate assets and total non-recourse mortgage debt of approximately $1.7 billion and $1.1 billion and $1.7 billion and $1.0 billion, respectively, at December 31, 2006 and 2005, respectively. The Company’s maximum exposure to loss associated with this joint venture is primarily limited to the Company’s aggregate capital investment, which was approximately $63.6 million at December 31, 2006. The financial statements of the MDT Joint Venture are included as part of the combined joint ventures financial statements in Note 2.

Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended
	December 31,
	2006	2005	2004

Contribution of net assets to joint ventures	$2.9	$13.6	$70.7
Consolidation of the net assets (excluding mortgages as disclosed below) of joint ventures	368.9	—	10.2
Mortgages assumed, shopping center acquisitions and consolidation of joint ventures	132.9	661.5	458.7
Liabilities assumed with the acquisition of shopping centers	—	—	46.9
Consolidation of net assets from adoption of EITF 04-05	43.0	—	—
Mortgages assumed, adoption of EITF 04-05	17.1	—	—
Dividends declared, not paid	71.3	65.8	62.1
Fair value of interest rate swaps	1.1	0.3	2.6
Deferred payment of swaption	2.8	—	—
Share issuance for operating partnership unit redemption	14.9	—	6.8

The transactions above did not provide or use cash in the years presented and, accordingly, are not reflected in the consolidated statements of cash flows.

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

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations that improve or extend the life of the assets are capitalized. Included in land at December 31, 2006, was undeveloped real estate, generally outlots or expansion pads adjacent to shopping centers owned by the Company (excluding shopping centers owned through joint ventures) and excess land of approximately 1,000 acres.

Construction in progress includes shopping center developments and significant expansions and redevelopments. The Company capitalizes interest on funds used for the construction, expansion or redevelopment of shopping centers, including funds invested in or advanced to joint ventures with qualifying development activities. Capitalization of interest ceases when construction activities are substantially completed and the property is available for occupancy by tenants. In addition, the Company capitalized certain direct and incremental internal construction and software development and implementation costs of $10.0 million, $6.2 million and $5.7 million in 2006, 2005 and 2004, respectively.

Purchase Price Accounting

Upon acquisition of properties, the Company estimates the fair value of acquired tangible assets, consisting of land, building and improvements, and, if determined to be material, identifies intangible assets generally consisting of the fair value of (i) above- and below-market leases, (ii) in-place leases and (iii) tenant relationships. The Company allocates the purchase price to assets acquired and liabilities assumed based on their relative fair values at the date of acquisition pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” In estimating the fair value of the tangible and intangible assets acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities, and utilizes various valuation methods, such as estimated cash flow projections using appropriate discount and capitalization rates, estimates of replacement costs net of depreciation, and available market information. Depending upon the size of the acquisition, the Company may engage an outside appraiser to perform a valuation of the tangible and intangible assets acquired. The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant.

Above- and below-market lease values for acquired properties are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases. At December 31, 2006 and 2005, the below-market leases aggregated $22.9 million and $11.5 million, respectively. At December 31, 2006 and 2005, the above-market leases aggregated $2.3 million and $1.4 million, respectively.

The total amount allocated to in-place lease values and tenant relationship values is based upon management’s evaluation of the specific characteristics of the acquired lease portfolio and the Company’s overall relationship with anchor tenants. Factors considered in the allocation of these values include the nature of the existing relationship with the tenant, the expectation of lease renewals, the estimated carrying costs of the property during a hypothetical, expected lease-up period, current market conditions and costs to execute similar leases. Estimated carrying costs include real estate taxes, insurance, other property operating costs and estimates of lost rentals at market rates during the hypothetical, expected lease-up periods, based upon management’s assessment of specific market conditions.

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

Intangible assets associated with property acquisitions are included in other assets and other liabilities, with respect to the below-market leases, in the Company’s consolidated balance sheets.

Impairment of Long-Lived Assets

The Company follows the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). If an asset is held for sale, it is stated at the lower of its carrying value or fair value, less cost to sell. The determination of undiscounted cash flows requires significant estimates made by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists.

The Company reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying value. If such impairment is present, an impairment loss is recognized based on the excess of the carrying amount of the asset over its fair value. The Company records impairment losses and reduces the carrying amounts of assets held for sale when the carrying amounts exceed the estimated selling proceeds, less the costs to sell.

Deferred Charges

Costs incurred in obtaining indebtedness are included in deferred charges in the accompanying consolidated balance sheets and are amortized on a straight-line basis over the terms of the related debt agreements, which approximates the effective interest method. Such amortization is reflected as interest expense in the consolidated statements of operations.

Revenue Recognition

Minimum rents from tenants are recognized using the straight-line method over the lease term of the respective leases. Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease. Revenues associated with tenant reimbursements are recognized in the period that the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned based on a percentage of collected rent at the properties under management. Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in other income and recognized upon the effective termination of a tenant’s lease when the Company has no further obligations with the lease. Fee income derived from the Company’s joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest.

Accounts Receivable

The Company makes estimates of the uncollectability of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectability of accounts receivable.

Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of approximately $14.5 million and $19.0 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, straight-line rents receivable, net of a provision for uncollectable amounts of $3.5 million and $2.4 million, aggregated $54.7 million and $38.5 million, respectively.

Disposition of Real Estate and Real Estate Investments

Disposition of real estate relates to the sale of outlots and land adjacent to existing shopping centers, shopping center properties and real estate investments. Gains from dispositions are recognized using the full accrual or partial sale methods, as applicable, in accordance with the provisions of SFAS No. 66, “Accounting for Real Estate Sales,” (“SFAS 66”) provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

SFAS 144 retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. Pursuant to the definition of a component of an entity in SFAS 144, assuming no significant continuing involvement, the sale of a retail or industrial operating property is considered discontinued operations. In addition, properties classified as held for sale are also considered a discontinued operation. Accordingly, the results of operations of properties disposed of, or classified as held for sale, for which the Company has no significant continuing involvement, are reflected as discontinued operations. Interest expense, which is specifically identifiable to the property, is used in the computation of interest expense attributable to discontinued operations. Consolidated interest at the corporate level is allocated to discontinued operations pursuant to the methods prescribed under Emerging Issues Task Force (“EITF”) 87-24, “Allocation of Interest to Discontinued Operations,” based on the proportion of net assets disposed.

Real Estate Held for Sale

The Company generally considers assets to be held for sale when the transaction has been approved by the appropriate level of management and there are no known significant contingencies relating to the sale such that the property sale within one year is considered probable. The Company evaluates the held for sale classification of its owned real estate each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less cost to sell. The results of operations of these shopping centers are reflected as discontinued operations in all periods presented.

On occasion, the Company will receive unsolicited offers from third parties to buy individual shopping centers. The Company will generally classify the properties as held for sale when a sales contract is executed with no contingencies and the prospective buyer has significant funds at risk to ensure performance.

General and Administrative Expenses

General and administrative expenses include certain internal leasing and legal salaries and related expenses directly associated with the re-leasing of existing space, which are charged to operations as incurred.

Stock Option and Other Equity-Based Plans

Prior to January 1, 2006, the Company followed Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company did not recognize compensation cost for stock options when the option exercise price equaled or exceeded the market value on the date of the grant. Prior to January 1, 2006, no stock-based employee compensation cost for stock options was reflected in net income, as all options granted under those plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. The Company recorded compensation expense related to its restricted stock plan and its performance unit awards.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) is an amendment of SFAS 123 and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements based upon the grant date fair value. The grant date fair value of the portion of the restricted stock and performance unit awards issued prior to the adoption of SFAS 123(R) that is ultimately expected to vest is recognized as expense on a straight-line attribution basis over the requisite service periods in the Company’s consolidated financial statements. SFAS 123(R) requires forfeitures to be estimated at the time of grant in order to estimate the amount of share-based awards that will ultimately vest. The forfeiture rate is based on historical rates.

The Company adopted SFAS 123(R) as required on January 1, 2006, using the modified prospective method. The Company’s consolidated financial statements as of and for the year ended December 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Share-based compensation expense recognized in the Company’s consolidated financial statements for the year ended December 31, 2006, includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant-date fair value and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The adoption of this standard changed the balance sheet and resulted in decreasing other liabilities and increasing shareholders’ equity by $11.6 million. In addition, unearned compensation — restricted stock (included in shareholder’s equity) of $13.1 million was eliminated and reclassed to paid in capital. These balance sheet changes relate to deferred compensation under the performance unit plans and unvested restricted stock awards. Under SFAS 123(R), deferred compensation is no longer recorded at the time unvested shares are issued. Share-based compensation expense is recognized over the requisite service period with an offsetting credit to equity.

The compensation cost recognized under SFAS 123(R) was $8.3 million for the year ended December 31, 2006. There were no significant capitalized stock-based compensation costs at December 31, 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of SFAS No. 123,” for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004

Net income, as reported	$282,643	$269,762
Add: Stock-based employee compensation included in reported net income	5,652	6,308
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(5,319)	(5,062)

	$282,976	$271,008

Earnings per share:
Basic — as reported	$2.10	$2.27

Basic — pro forma	$2.10	$2.28

Diluted — as reported	$2.08	$2.24

Diluted — pro forma	$2.09	$2.25

See Note 17, “Benefit Plans,” for additional information.

Interest and Real Estate Taxes

Interest and real estate taxes incurred during the development and significant expansion of real estate assets are capitalized and depreciated over the estimated useful life of the building. Interest paid during the years ended December 31, 2006, 2005 and 2004, aggregated $239.3 million, $190.0 million and $133.8 million, respectively, of which $20.0 million, $12.7 million and $9.9 million, respectively, was capitalized.

Goodwill

SFAS 142, “Goodwill and Other Intangible Assets,” requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill, including such assets associated with joint ventures acquired in past business combinations, ceased upon adoption of SFAS 142. Goodwill is included in the balance sheet caption Investments in and Advances to Joint Ventures in the amount of $5.4 million as of December 31, 2006 and 2005. The Company evaluated the goodwill related to its joint venture investments for impairment and determined that it was not impaired as of December 31, 2006 and 2005.

Intangible Assets

In addition to the intangibles discussed above in purchase price accounting, the Company has finite-lived intangible assets, comprised of management contracts associated with the Company’s acquisition of a joint venture, stated at cost less amortization calculated on a straight-line basis over 15 years. Intangible assets, net, are included in the balance sheet caption Investments in and Advances to Joint Ventures in the amount of $4.3 million and $4.4 million as of December 31, 2006 and 2005, respectively. The 15-year life approximates the expected turnover rate of the original management contracts acquired. The estimated amortization expense associated with this intangible asset for each of the five succeeding fiscal years is approximately $0.3 million per year.

Investments in and Advances to Joint Ventures

To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income of the joint venture. In accordance with the provisions of SFAS No. 66 and Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” paragraph 30, the Company recognizes gains on the contribution of real estate to joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. The Company continually evaluates its investments in and advances to joint ventures for other than temporary declines in market value. The Company records impairment charges based on these evaluations. The Company has determined that these investments are not impaired as of December 31, 2006.

Foreign Currency Translation

The financial statements of Sonae Sierra Brazil, an equity method investment, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses, gains and losses, with the Company’s proportionate share of the resulting translation adjustments recorded as Accumulated Other Comprehensive Income (Loss). Foreign currency gains or losses from changes in exchange rates are not material to the consolidated operating results.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash deposits with a major financial institution, which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institution and believes that the risk of loss is minimal. Cash flows associated with items intended as hedges of identifiable transactions or events are classified in the same category as the cash flows from the items being hedged.

Income Taxes

The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Code.

In connection with the REIT Modernization Act, which became effective January 1, 2001, the Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code. As such, the Company is subject to federal and state income taxes on the income from these activities.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

New Accounting Standards

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

Accounting Changes and Error Corrections — SFAS 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, on the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for the Company in the first quarter of 2006. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Accounting for Uncertainty in Income Taxes — FIN 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006 (i.e., fiscal year ending December 31, 2007 for the Company). The Company is currently evaluating the impact that FIN 48 will have on its financial statements.

Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements — SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” to address the observed diversity in quantification practices with respect to annual financial statements. This bulletin was adopted by the Company in the fourth quarter of 2006. This bulletin did not have a material impact on the Company’s results of operations, cash flows or financial position.

Fair Value Measurements — SFAS 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles. The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing and (3) the expanded disclosures about fair value measurements. This Statement does not require any new fair value measurements.

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company is currently evaluating the impact that this Statement will have on its financial statements.

2.  Investments in and Advances to Joint Ventures

The Company’s substantial unconsolidated joint ventures at December 31, 2006, are as follows:

	Effective
	Ownership
Unconsolidated Real Estate Ventures	Percentage (1)	Assets Owned

Sun Center Limited	79.45%	A shopping center in Columbus, Ohio
Continental Sawmill LLC	63.4	Land
DDR Aspen Grove Office Parcel LLC	50.0	Land
DDRA Community Centers Five, LP	50.0	Six shopping centers in several states
DOTRS LLC	50.0	A shopping center in Macedonia, Ohio
Jefferson County Plaza LLC	50.0	A shopping center in St. Louis (Arnold), Missouri
Lennox Town Center Limited	50.0	A shopping center in Columbus, Ohio
Sansone Group/DDRC LLC	50.0	A management and development company
Sonae Sierra Brazil BV Sarl	47.0	Nine shopping centers and a management company in Sao Paulo, Brazil
Retail Value Investment Program IIIB LP	25.5	A shopping center in Deer Park, Illinois
Retail Value Investment Program VI LP	25.5	A shopping center in Overland Park, Kansas
Retail Value Investment Program VIII LP	25.5	A shopping center in Austin, Texas
Retail Value Investment Program VII LLC	20.75	Two shopping centers in California
Coventry II DDR Buena Park LLC	20.0	A shopping center in Buena Park, California
Coventry II DDR Fairplain LLC	20.0	A shopping center in Benton Harbor, Michigan
Coventry II DDR Merriam Village LLC	20.0	A shopping center under development in Merriam, Kansas
Coventry II DDR Phoenix Spectrum LLC	20.0	A shopping center in Phoenix, Arizona
Coventry II DDR Totem Lakes LLC	20.0	A shopping center in Kirkland, Washington
Coventry II DDR Ward Parkway LLC	20.0	A shopping center in Kansas City, Missouri
DDR Markaz LLC	20.0	Seven shopping centers in several states
DDR Markaz II LLC	20.0	13 neighborhood grocery-anchored retail properties in several states
Service Holdings LLC	20.0	50 retail sites in several states
Coventry II DDR Tri-County LLC	18.0	A shopping center in Cincinnati, Ohio
DDR Macquarie LLC	14.5	48 shopping centers in several states
Coventry II DDR Bloomfield LLC	10.0	A shopping center under development in Bloomfield Hills, Michigan
Coventry II DDR Marley Creek Square LLC	10.0	A shopping center in Orland Park, Illinois
Coventry II DDR Montgomery Farm LLC	10.0	A shopping center under development in Allen, Texas
Coventry II DDR Westover LLC	10.0	A shopping center under development in San Antonio (Westover), Texas
DPG Realty Holdings LLC	10.0	12 neighborhood grocery-anchored retail properties in several states
DDR MDT PS LLC	0.00 (2)	Seven shopping centers in several states

(1)	Ownership may be held through different investment structures. Percentage ownerships are subject to change as certain investments contain promoted structures.

(2)	See MDT Preferred Joint Venture discussed below.

Combined condensed unconsolidated financial information of the Company’s unconsolidated joint venture investments is summarized as follows (in thousands):

	December 31,
	2006	2005

Combined balance sheets
Land	$933,916	$894,477
Buildings	2,788,863	2,480,025
Fixtures and tenant improvements	59,166	58,060
Construction in progress	157,762	37,550

	3,939,707	3,470,112
Less: Accumulated depreciation	(247,012)	(195,708)

Real estate, net	3,692,695	3,274,404
Receivables, net	75,024	76,744
Leasehold interests	15,195	23,297
Other assets	132,984	109,490

	$3,915,898	$3,483,935

Mortgage debt	$2,495,080	$2,173,401
Amounts payable to DDR	4,960	108,020
Other liabilities	94,648	78,406

	2,594,688	2,359,827
Accumulated equity	1,321,210	1,124,108

	$3,915,898	$3,483,935

Company’s share of accumulated equity(1)	$252,937	$178,908

	For the Year Ended December 31,
	2006	2005	2004

Combined statements of operations
Revenues from operations	$430,877	$417,434	$313,480

Rental operation expenses	146,631	147,983	106,526
Depreciation and amortization expense	81,618	82,753	62,089
Interest expense	129,708	113,466	73,491

	357,957	344,202	242,106

Income before gain on disposition of real estate and discontinued operations	72,920	73,232	71,374
Tax expense	(1,176)	—	—
Gain on disposition of real estate	398	858	4,787

Income from continuing operations	72,142	74,090	76,161

Discontinued operations:
Income (loss) from discontinued operations, net of tax	139	(486)	3,006
Gain on disposition of real estate, net of tax	20,343	48,982	39,612

	20,482	48,496	42,618

Net income	$92,624	$122,586	$118,779

Company’s share of net income (2)	$28,530	$36,828	$42,150

Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its proportionate share of the joint ventures’ underlying net assets (in millions):

	For the Year Ended
	December 31.
	2006	2005

Company’s proportionate share of accumulated equity	$252.9	$178.9
Basis differentials (2)	92.3	46.3
Deferred development fees, net of portion relating to the Company’s interest	(3.0)	(3.0)
Basis differential upon transfer of assets (2)	(74.3)	(74.9)
Notes receivable from investments	18.8	19.8
Amounts payable to DDR (3)	5.0	108.0

Investments in and advances to joint ventures (1)	$291.7	$275.1

(1)	The difference between the Company’s share of accumulated equity and the investments in and advances to joint ventures recorded on the Company’s consolidated balance sheets primarily results from the basis differentials, as described below, deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the joint ventures’ investments.

(2)	Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest, may not be reflected in the net assets at the joint venture level. Basis differentials upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into a joint venture at fair value. This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related assets. Differences in income also occur when the Company acquires assets from joint ventures. The difference between the Company’s share of net income, as reported above, and the amounts included in the consolidated statements of operations is attributable to the amortization of such basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials. The Company’s share of joint venture net income has been increased by $1.6 million and reduced by $2.1 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, to reflect additional basis depreciation and basis differences in assets sold.

(3)	In 2005, the Company advanced $101.4 million to the KLA/SM LLC joint venture. This advance was repaid when the Company acquired its partners’ interests in the joint venture and subsequently sold these assets to the Service Holdings LLC joint venture, and the Company did not advance funds to this partnership to fund the acquisition.

The Company has made advances to several partnerships in the form of notes receivable and fixed-rate loans that accrue interest at rates ranging from 6.3% to 12%. Maturity dates range from payment on demand to June 2020. Included in the Company’s accounts receivable is approximately $1.1 million and $1.2 million at December 31, 2006 and 2005, respectively, due from affiliates related to construction receivables.

Service fees earned by the Company through management, leasing, development and financing activities performed related to the Company’s joint ventures are as follows (in millions):

	For the Year Ended December 31,
	2006	2005	2004

Management and other fees	$23.7	$16.7	$11.4
Acquisition, financing and guarantee fees	0.5	2.4	3.0
Development fees and leasing commissions	6.1	5.6	3.8
Interest income	5.4	6.8	1.9
Disposition fees	—	0.2	0.2

The Company’s joint venture agreements generally include provisions whereby each partner has the right to trigger a purchase or sale of its interest in the joint venture (Reciprocal Purchase Rights), to initiate a purchase or sale of the properties (Property Purchase Rights) after a certain number of years, or if either party is in default of the joint venture agreements. Under these provisions, the Company is not obligated to purchase the interest of its outside joint venture partners.

Joint Venture Interests

Macquarie DDR Trust

The Company owns an interest in Macquarie DDR Trust, an Australia-based Listed Property Trust (“MDT”), with Macquarie Bank Limited (ASX: MBL), an international investment bank, advisor and manager of specialized real estate funds in Australia (“MDT Joint Venture”). MDT focuses on acquiring ownership interests in institutional-quality community center properties in the United States.

At December 31, 2006, MDT, which listed on the Australian Stock Exchange in November 2003, owns an approximate 83% interest in the portfolio of assets. The Company retained an effective 14.5% ownership interest in the assets, with MBL primarily owning the remaining 2.5%. The Company has been engaged to provide day-to-day operations of the properties and will receive fees at prevailing rates for property management, leasing, construction management, acquisitions, due diligence, dispositions (including outparcel sales) and financing. Through their joint venture, the Company and MBL receives base asset management fees and incentive fees based on the performance of MDT. The Company recorded fees aggregating $0.4 million, $2.4 million and $3.0 million in 2006, 2005 and 2004, respectively, in connection with the acquisition, structuring, formation and operation of the MDT Joint Venture.

In 2006, the Company sold four additional expansion areas in Birmingham, Alabama; McDonough, Georgia; Coon Rapids, Minnesota and Monaca, Pennsylvania to the MDT Joint Venture for approximately $24.7 million. These expansion areas are adjacent to shopping centers currently owned by the MDT Joint Venture. The Company recognized an aggregate merchant build gain of $9.2 million, and deferred gains of approximately $1.6 million relating to the Company’s effective 14.5% ownership interest in the venture.

MDT Preferred Joint Venture

During the second quarter of 2006, the Company sold six properties, aggregating 0.8 million owned square feet, to a newly formed joint venture with MDT (“MDT Preferred Joint Venture”), for approximately $122.7 million and recognized gains of approximately $38.9 million.

Under the terms of the new MDT Preferred Joint Venture, MDT receives a 9% preferred return on its preferred equity investment of approximately $12.2 million and then receives a 10% return on its common equity investment of approximately $20.8 million before the Company receives a 10% return on an agreed upon common equity investment of $3.5 million that has not been recognized in the consolidated balance sheet due to the terms of its subordination. The Company is then entitled to a 20% promoted interest in any cash flow achieved above a 10% leveraged internal rate of return on all common equity. The Company recognizes its proportionate share of equity in earnings of the MDT Preferred Joint Venture at an amount equal to increases in its common equity investment, based upon an assumed liquidation, including consideration of cash received, of the joint venture at its depreciated book value as of the end of each reporting period. The Company has not recorded any equity in earnings from the MDT Preferred Joint Venture as of December 31, 2006.

The Company has been engaged to perform all day-to-day operations of the properties and earns and/or may be entitled to receive ongoing fees for property management, leasing and construction management, in addition to a promoted interest, along with other periodic fees such as financing fees.

Sonae Sierra Brazil BV Sarl

In October 2006, the Company acquired a 50% joint venture interest in Sonae Sierra Brazil, a fully integrated retail real estate company based in Sao Paulo, Brazil, for approximately $147.5 million. Sonae Sierra Brazil is a subsidiary of Sonae Sierra, an international owner, developer and manager of shopping centers based in Portugal. Sonae Sierra Brazil is the managing partner of a partnership that owns direct and indirect interests in nine retail assets aggregating 3.5 million square feet and a property management company in Sao Paulo, Brazil that oversees the leasing and management operations of the portfolio. Sonae Sierra Brazil owns approximately 93% of the joint venture and Enplanta Engenharia, a third party, owns approximately 7%.

Coventry II

In 2003, the Company and Coventry Real Estate Advisors (“CREA”) announced the formation of Coventry Real Estate Fund II (the “Fund”). The Fund was formed with several institutional investors and CREA as the investment manager. Neither the Company nor any of its officers owns a common equity interest in this Fund or has any incentive compensation tied to this Fund. The Fund and the Company have agreed to jointly acquire value-added retail properties in the United States. The Fund’s strategy is to invest in a variety of retail properties that present opportunities for value creation, such as retenanting, market repositioning, redevelopment or expansion.

The Company co-invested 20% in each joint venture and is responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company will earn fees for property management, leasing and construction management. The Company also will earn a promoted interest, along with CREA, above a 10% preferred return after return of capital, to fund investors. The retail properties at December 31, 2006, are as follows:

	DDR
	Effective	Owned
	Ownership	Square Feet
Location	Interest(1)	(Thousands)

Phoenix, Arizona	20%	391
Buena Park, California	20%	724
Orland Park, Illinois	10%	58
Merriam, Kansas	20%	Under Development
Benton Harbor, Michigan	20%	223
Bloomfield Hills, Michigan	10%	Under Development
Kansas City, Missouri	20%	358
Cincinnati, Ohio	18%	668
Allen, Texas	10%	Under Development
San Antonio (Westover), Texas	10%	188
Kirkland, Washington	20%	228
50 retail sites in several states formerly occupied by Service Merchandise	20%	2,691

(1)	The Fund invested in certain assets with development partners, as such, the Company’s effective interest may be less than 20%.

Retail Value Fund

In February 1998, the Company and an equity affiliate of the Company entered into an agreement with Prudential Real Estate Investors (“PREI”) and formed the Retail Value Fund (the “PREI Fund”). The PREI Fund’s ownership interests in each of the projects, unless discussed otherwise, are generally structured with the Company owning (directly or through its interest in the management service company) a 24.75% limited partnership interest, PREI owning a 74.25% limited partnership interest and Coventry Real Estate Partners (“Coventry”), which was 75% owned by a consolidated entity of the Company, owning (directly or through its interest in the management service company) (Note 21) a 1% general partnership interest. The PREI Fund invests in retail properties within the United States that are in need of substantial re-tenanting and market repositioning and may also make equity and debt investments in companies owning or managing retail properties as well as in third party development projects that provide significant growth opportunities. The retail property investments may include enclosed malls, neighborhood and community centers or other potential retail commercial development and redevelopment opportunities.

The PREI Fund owned the following shopping center investments at December 31, 2006:

	DDR
	Effective	Company-Owned
	Ownership	Square Feet
Location	Interest	(Thousands)

Deer Park, Illinois	25.5%	287
Kansas City, Kansas	25.5%	61
Austin, Texas	25.5%	283

In 2006, four shopping centers in Kansas City, Kansas, and Kansas City, Missouri, aggregating 0.4 million square feet, were sold for approximately $20.0 million. The joint venture recognized a loss of approximately $1.8 million, of which the Company’s proportionate share was approximately $0.5 million.

In addition, in 2000 the PREI Fund entered into an agreement to acquire ten properties located in western states from Burnham Pacific Properties, Inc. (“Burnham”), with PREI owning a 79% interest, the Company owning a 20% interest and Coventry owning a 1% interest. The Company earns fees for managing and leasing the properties. At December 31, 2006, the joint venture owned two of these properties. The properties sold in 2006, 2005 and 2004 are summarized as follows:

			Joint	Company’s
	Number of	Sale	Venture	Proportionate
	Properties	Price	Gain	Share of Gain
Year	Sold	(Millions)	(Millions)	(Millions)

2006	One	$8.1	$3.7	$1.2
2005	Three (1)	73.3	21.1	6.7
2004	One (1)	84.2	18.6	6.0

(1)	One of the properties was sold over a two-year period. A majority of the shopping center was sold in 2004 and the outparcels were sold in 2005.

As discussed above, Coventry generally owns a 1% interest in each of the PREI Fund’s investments. Coventry is entitled to receive an annual asset management fee equal to 0.5% of total assets for the Kansas City properties and the property in Deer Park, Illinois. Except for the PREI Fund’s investment associated with properties acquired from Burnham, Coventry is entitled to one-third of all profits (as defined), after the limited partners have received a 10% preferred return and previously advanced capital. The remaining two-thirds of the profits (as defined) in excess of the 10% preferred return are split proportionately among the limited partners.

With regard to the PREI Fund’s investment associated with the acquisition of shopping centers from Burnham, Coventry has a 1% general partnership interest. Coventry also receives annual asset management fees equal to 0.8% of total revenue collected from these assets, plus a minimum of 25% of all amounts in excess of an 11% annual preferred return to the limited partners, that could increase to 35% if returns to the limited partners exceed 20%.

Management Service Companies

The Company owns a 50% equity ownership interest in a management and development company in St. Louis, Missouri.

KLA/SM Joint Venture

The Company entered into a joint venture in 2002 with Lubert-Adler Real Estate Funds and Klaff Realty, L.P. (Note 16), that was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $242 million. The Company had an approximate 25% interest in the joint venture (“KLA/SM”). In addition, the Company earned fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enabled the joint venture to determine the ultimate disposition of the real estate interests held by the bankrupt estate.

In August 2006, the Company purchased its then partners’ approximately 75% interest in the remaining 52 assets formerly occupied by Service Merchandise owned by the KLA/SM Joint Venture at a gross purchase price of approximately $138 million relating to the partners’ approximate 75% ownership interest, based on a total valuation of approximately $185 million for all remaining assets, including outstanding indebtedness.

In September 2006, the Company sold 51 of these assets to the Service Holdings LLC at a gross purchase price of approximately $185 million and assumed debt of approximately $29 million. The Company has a 20% interest in the newly formed joint venture. The Company recorded a gain of approximately $6.1 million.

The Service Merchandise site dispositions by the KLA/SM Joint Venture are summarized as follows:

			Joint		Company’s
	Number of	Sales	Venture		Proportionate
	Properties	Price	Gain		Share of Gain
Year	Sold	(Millions)	(Millions)		(Millions)

2006	One	$3.2	$0.2	(1)	$—	(1)
2005	Eight	19.4	7.6		1.9
2004	Ten	20.7	2.0		0.5

(1)	Less than $0.1 million.

The Company also earned disposition, development, management, leasing fees and interest income aggregating $5.7 million, $6.4 million and $2.6 million in 2006, 2005 and 2004, respectively, relating to this investment.

Adoption of FIN 46 (Note 1) and EITF 04-05

In 2006, as a result of the adoption of EITF 04-5, the Company consolidated one limited partnership with total assets and liabilities of $24.4 million and $17.7 million, respectively, which were consolidated into the Company’s financial statements.

In 2004, the Company recorded a charge of $3.0 million as a cumulative effect of adoption of a new accounting standard attributable to the consolidation of a 50% owned shopping center in Martinsville, Virginia. This amount represents the minority partner’s share of cumulative losses in excess of its cost basis in the partnership.

Acquisitions of Joint Venture Interests by the Company

The Company purchased its joint venture partner’s interest in the following shopping centers in 2006, 2005 and 2004:

•	A 20% interest in a shopping center in Columbus, Ohio, purchased in 2005;

•	A 20% interest in a shopping center development in Apex, North Carolina, purchased in 2006;

•	A 50% interest in a shopping center in Phoenix, Arizona, purchased in 2006;

•	A 50% interest in a shopping center in Littleton, Colorado, purchased in 2004;

•	A 50% interest in a shopping center in Salisbury, Maryland, purchased in 2006 and

•	A 75% interest in a shopping center in Pasadena, California, purchased in 2006.

The MDT Joint Venture acquired the interest in one shopping center owned through other joint venture interests in 2004.

Discontinued Operations

Included in discontinued operations in the combined statements of operations for the joint ventures are the following properties sold subsequent to December 31, 2003:

•	A 10% interest in a shopping center in Kildeer, Illinois, sold in 2006;

•	A 20.75% interest in five properties held in the PREI Fund originally acquired from Burnham. The shopping center in Everett, Washington, was sold in 2006. The shopping centers in City of Industry,

California; Richmond, California and San Ysidro, California, were sold in 2005. The shopping center Mission Viejo, California, was sold in 2004;

•	A 24.75% interest in a property held in the PREI Fund in Long Beach, California, sold in 2005;

•	A 24.75% interest in four properties held in the PREI Fund in Kansas City, Kansas and Kansas City, Missouri, sold in 2006;

•	An approximate 25% interest in one, eight and ten Service Merchandise sites sold in 2006, 2005 and 2004, respectively;

•	A 20% interest in a Service Merchandise site sold in 2006;

•	A 35% interest in a shopping center in San Antonio, Texas, sold in 2004 and

•	A 50% interest in a property held in Community Centers Five in Fort Worth, Texas, sold in 2006.

3.  Acquisitions and Pro Forma Financial Information

Acquisitions

In 2005, the Mervyns Joint Venture acquired the underlying real estate of 36 operating Mervyns stores for approximately $396.2 million. The assets were acquired from several funds, one of which was managed by Lubert-Adler Real Estate Funds (Note 16). The Mervyns Joint Venture, owned approximately 50% by the Company and 50% by MDT, obtained approximately $258.5 million of debt, of which $212.6 million is a five-year secured non-recourse financing at a fixed rate of approximately 5.2%, and $45.9 million is at LIBOR plus 72 basis points for two years. In 2006, the Mervyns Joint Venture purchased one additional site for approximately $11.0 million and the Company purchased one additional site for approximately $12.4 million. The Company is responsible for the day-to-day management of the assets and receives fees in accordance with the same fee schedule as the MDT Joint Venture for property management services.

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

In 2005, the Company completed the acquisition of 15 retail real estate assets located in Puerto Rico from Caribbean Property Group, LLC and related entities (“CPG”) for approximately $1.2 billion (“CPG Properties”). The financing for the transaction was provided by the assumption of approximately $660 million of existing debt and line of credit borrowings on the Company’s senior unsecured credit facility and the application of a $30 million deposit funded in 2004. Included in the assets acquired are the land, building and tenant improvements associated with the underlying real estate. The other assets allocation of $12.6 million relates primarily to in-place leases, leasing commissions, tenant relationships and tenant improvements of the properties (Note 6). There was a separate allocation in the purchase price of $8.1 million for above-market leases and $1.4 million for below-market leases. The Company entered into this transaction to obtain a shopping center portfolio in Puerto Rico, a market where the Company previously did not have any assets.

In 2004, the Company entered into an agreement to purchase interests in 110 retail real estate assets, with approximately 18.8 million square feet of GLA, from Benderson Development Company and related entities (“Benderson”). The purchase price of the assets, including associated expenses, was approximately $2.3 billion, less assumed debt and the value of a 2% equity interest in certain assets valued at approximately $16.2 million at December 31, 2005, that Benderson converted its interest into the Company’s common shares in 2006 (Note 12). Benderson transferred a 100% ownership in certain assets or entities owning certain assets. The remaining assets were held by a joint venture in which the Company held a 98.0% interest and Benderson held a 2.0% interest. Benderson’s minority interest was classified as operating partnership minority interests on the Company’s consolidated balance sheet at December 31, 2005.

The Company completed the purchase of 107 properties from Benderson, including 14 purchased directly by the MDT Joint Venture (Note 2) and 52 held by a consolidated joint venture with Benderson at various dates commencing May 14, 2004, through December 21, 2004. The remaining three properties were not acquired.

The Company funded the transaction through a combination of new debt financing of approximately $450 million, net proceeds of approximately $164.2 million from the issuance of 6.8 million cumulative preferred shares, net proceeds of approximately $491 million from the issuance of 15.0 million common shares, asset transfers to the MDT Joint Venture that generated net proceeds of approximately $194.3 million (Note 2), line of credit borrowings and assumed debt. With respect to the assumed debt, the fair value was approximately $400 million, which included an adjustment of approximately $30 million to increase its stated principal balance, based on rates for debt with similar terms and remaining maturities as of May 2004. Included in the assets acquired were the land, building and tenant improvements associated with the underlying real estate. The other assets allocation of $30.9 million relates primarily to in-place leases, leasing commissions, tenant relationships and tenant improvements of the properties (Note 6). There was a separate allocation in the purchase price of $4.7 million for certain below-market leases. The Company entered into this transaction to acquire the largest privately owned retail shopping center portfolio in markets where the Company previously did not have a strong presence.

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

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated, nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

	For the Year Ended
	December 31,
	(Unaudited)
	2005	2004

Pro forma revenues	$727,508	$739,458

Pro forma income from continuing operations	$174,526	$211,230

Pro forma income from discontinued operations	$21,528	$15,918

Pro forma income before cumulative effect of adoption of a new accounting standard	$284,194	$311,790

Pro forma net income applicable to common shareholders	$229,025	$253,620

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.92	$2.24
Income from discontinued operations	0.20	0.15
Cumulative effect of adoption of a new accounting standard	—	(0.03)

Net income applicable to common shareholders	$2.12	$2.36

Diluted earning per share data:
Income from continuing operations applicable to common shareholders	$1.90	$2.22
Income from discontinued operations	0.20	0.15
Cumulative effect of adoption of a new accounting standard	—	(0.03)

Net income applicable to common shareholders	$2.10	$2.34

The supplemental pro forma financial information does not present the acquisitions described below or the disposition of real estate assets.

During the year ended December 31, 2006, the Company acquired its partners’ interests, at an initial aggregate investment of approximately $94.1 million, net of mortgages assumed, in the following joint venture properties:

		Company-
		Owned
	Interest	Square Feet
	Acquired	(Thousands)_

Phoenix, Arizona	50%	197
Pasadena, California	75%	557
Salisbury, Maryland	50%	126
Apex, North Carolina	80%/20%	324
San Antonio, Texas	50%	Under Development

		1,204

Additionally, the Company acquired one Mervyns site for approximately $12.4 million (Note 16).

During the year ended December 31, 2005, the Company acquired its partner’s 20% interest in one joint venture. This property aggregates approximately 0.4 million square feet of Company-owned GLA at an initial aggregate investment of approximately $3.2 million. Additionally, the Company acquired one Mervyns site for approximately $14.4 million (Note 16).

During the year ended December 31, 2004, the Company acquired a 20% interest in two shopping centers and an effective 10% interest in a shopping center and its partner’s 50% interest in a joint venture. These four properties aggregate approximately 2.4 million square feet of Company-owned GLA at an initial aggregate investment of approximately $180 million.

4.  Notes Receivable

The Company owns notes receivables aggregating $18.2 million and $25.0 million, including accrued interest, at December 31, 2006 and 2005, respectively, which are classified as held to maturity. The notes are secured by certain rights in future development projects and partnership interests. The notes bear interest ranging from 6.9% to 12.0% with maturity dates ranging from payment on demand through July 2026.

Included in notes receivable are $16.5 million and $23.2 million of tax incremental financing bonds or notes (“TIF Bonds”), plus accrued interest at December 31, 2006 and 2005, respectively, from the Town of Plainville, Connecticut (the “Plainville Bonds”), the City of Merriam, Kansas (the “Merriam Bonds”), and the City of St. Louis, Missouri (the “Southtown Notes”). The Plainville Bonds, with a principal balance of $7.1 million and $7.2 million at December 31, 2006 and 2005, respectively, mature in April 2021 and bear interest at 7.125%. The Merriam Bonds, with a principal balance of $7.1 million and $8.0 million at December 31, 2006 and 2005, respectively, mature in February 2016 and bear interest at 6.9%. The Southtown Notes, with a principal balance of $2.3 million and $8.0 million at December 31, 2006 and 2005, respectively, mature in July 2026 and bear interest ranging from 7.13% to 8.50%. Interest and principal are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

5.  Deferred Charges

Deferred charges consist of the following (in thousands):

	December 31,
	2006	2005

Deferred financing costs	$39,748	$31,681
Less: Accumulated amortization	(16,040)	(10,524)

	$23,708	$21,157

The Company incurred deferred financing costs aggregating $9.6 million and $13.1 million in 2006 and 2005, respectively. Deferred financing costs paid in 2006 primarily relate to the modification of the Company’s unsecured credit agreements and expansion of term loans (Note 7) and issuance of convertible notes (Note 8). Deferred financing costs paid in 2005 primarily relate to the modification of the Company’s unsecured revolving credit agreements and term loan (Note 7), issuance of medium term notes (Note 8) and mortgages payable (Note 9) obtained in connection with the Mervyns Joint Venture. Amortization of deferred charges was $7.1 million, $6.1 million and $5.6 million for the years ended December 2006, 2005 and 2004, respectively.

6.  Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2006	2005

Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$1,485	$2,568
Tenant relations, net	12,969	14,538

Total intangible assets	14,454	17,106
Other assets:
Fair value hedge	—	292
Prepaids, deposits and other assets	65,013	44,657

Total other assets	$79,467	$62,055

The amortization period of the in-place leases and tenant relations is approximately two to 31 years and ten years, respectively. The Company recorded amortization expense of approximately $5.5 million, $6.1 million and $4.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated amortization expense associated with the Company’s intangible assets is $3.0 million, $2.9 million, $2.9 million, $2.9 million and $2.0 million for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, respectively. Other assets consist primarily of deposits, land options and other prepaid expenses.

7.  Revolving Credit Facilities and Term Loans

The Company maintains its primary unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility was amended in June 2006. As a result of the amendment, the borrowing capacity on the Unsecured Credit Facility increased from $1.0 billion to $1.2 billion, provided for an accordion feature of a future expansion to $1.4 billion, extended the maturity date to June 2010, with a one-year extension option, and amended the pricing. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the Unsecured Credit Facility bear interest at variable rates at the Company’s election, based on the prime rate as defined in the facility or LIBOR, plus a specified spread (0.60% at December 31, 2006). The specified spread over LIBOR varies depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. At December 31, 2006 and 2005, total borrowings under the Unsecured Credit Facility aggregated $297.5 million and $150.0 million, respectively, with a weighted average interest rate of 5.6% and 4.6%, respectively.

The Company also maintains a $60 million unsecured revolving credit facility with National City Bank (together with the $1.2 billion Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility was also amended in June 2006 to extend the maturity date to June 2010 and to reflect terms consistent with those contained in the Unsecured Credit Facility. Borrowings under the facility bear interest at variable rates based on the prime rate as defined in the facility or LIBOR plus a specified spread (0.60% at December 31, 2006). The specified spread over LIBOR is dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. At December 31, 2006 and 2005, there were no borrowings outstanding.

The Company also maintains term loan facilities (collectively the “Term Loans”) with various lenders. These loans are summarized as follows:

			Borrowings		Weighted
	Spread		Outstanding		Average
	Over		(Millions)		Interest Rate
	LIBOR	Maturity	December 31		December 31
Financial Institution	12/31/06	Date	2006	2005	2006	2005

Key Bank Capital Markets and Banc of America Securities LLC (1)	0.85%	June 2008	$400.0	$220.0	5.9%	5.1%
JP Morgan and several other lenders (2)	0.75%	May 2007	—	$200.0	—	5.1%

(1)	Facility allows for two one-year extension options. In 2006, the facility was amended to add an accordion feature to increase the loan, at the Company’s option, up to $500 million and covenant modifications. The Term Loan is secured by the equity in certain assets that are already encumbered by first mortgages. The weighted average interest rate at December 31, 2006 reflects the effect of $400 million of interest rate swaps (Note 10).

(2)	This facility was repaid in 2006.

For each of the Term Loans, the spread is dependent on the Company’s corporate credit ratings from Standard & Poor’s and Moody’s Investors Service. The Term Loans are subject to the same covenants associated with the Unsecured Credit Facility.

Total fees paid by the Company on its Revolving Credit Facilities and Term Loans in 2006, 2005 and 2004 aggregated approximately $1.7 million, $2.0 million and $1.7 million, respectively. At December 31, 2006 and 2005, the Company was in compliance with all of the financial and other covenant requirements.

8.  Fixed-Rate Notes

The Company had outstanding unsecured notes of approximately $2.2 billion and $2.0 billion at December 31, 2006 and 2005, respectively. Several of the notes were issued at a discount aggregating $3.9 million and $6.0 million at December 31, 2006 and 2005, respectively. The effective interest rates of the unsecured notes range from 3.9% to 8.4% per annum.

In August 2006, the Company issued $250 million of Senior Convertible Notes due 2011 (the “Senior Convertible Notes”). The Senior Convertible Notes have an initial conversion price of $65.11 per share into the Company’s common shares or cash, at the option of the Company. In connection with the issuance of these notes, the Company entered into a registration rights agreement for the common shares that may be issuable upon conversion of the Senior Convertible Notes.

Concurrent with the issuance of the Senior Convertible Notes, the Company purchased an option on its common stock in a private transaction, effectively increasing the conversion price of the notes to $74.41 per common share. This option allows the Company to receive shares of the Company’s common stock (up to a maximum of approximately 480,000 shares) from counterparties equal to the amounts of common stock and/or cash related to the excess conversion value that the Company would pay to the holders of the Senior Convertible Notes upon conversion. The option will terminate upon the earlier of the maturity dates of the related Senior Convertible Notes or the first day all of the related Senior Convertible Notes are no longer outstanding due to conversion or otherwise. The option, which cost $10.3 million, was recorded as a reduction of shareholders’ equity.

The fixed-rate notes have maturities ranging from March 2007 to July 2018. Interest coupon rates ranged from approximately 3.5% to 7.5% (averaging 5.1% and 5.3% at December 31, 2006 and 2005, respectively). Notes issued prior to December 31, 2001, aggregating $212.0 million, may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements. Notes issued subsequent to 2001 and the notes assumed with the JDN merger, aggregating $1.4 billion at December 31, 2006, may be redeemed based upon a yield maintenance calculation. The notes issued in October 2005 (aggregating $348.6 million) are redeemable prior to maturity at par value plus a make-whole premium. If the notes issued in October 2005 are redeemed within 90 days of the maturity date, no make-whole premium will be paid. The Senior Convertible Notes aggregating $250 million may be converted prior to maturity into cash equal to the lesser of the principal amount of the note or the conversion value and, to the extent the conversion value exceeds the principal amount of the note, shares of the Company’s common stock. The fixed-rate senior notes and Senior Convertible Notes were issued pursuant to an indenture dated May 1, 1994, as amended, which contains certain covenants including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. Interest is paid semi-annually in arrears.

9.  Mortgages Payable and Scheduled Principal Repayments

At December 31, 2006, mortgages payable, collateralized by investments and real estate with a net book value of approximately $2.5 billion and related tenant leases, are generally due in monthly installments of principal and/or interest and mature at various dates through 2028. Fixed-rate debt obligations included in mortgages payable at December 31, 2006 and 2005, aggregated approximately $1,140.9 million and $1,173.3 million, respectively. Fixed interest rates ranged from approximately 4.4% to 10.2% (averaging 6.6% at both December 31, 2006 and 2005). Variable- rate debt obligations totaled approximately $192.4 million and $181.4 million at December 31, 2006 and 2005, respectively. Interest rates on the variable-rate debt averaged 6.2% and 5.3% at December 31, 2006 and 2005, respectively.

Included in mortgage debt are $14.1 million and $15.1 million of tax-exempt certificates with a weighted average fixed interest rate of 7.0% at December 31, 2006 and 2005, respectively. As of December 31, 2006, the scheduled principal payments of the Revolving Credit Facilities, Term Loans, fixed-rate senior notes and mortgages payable for the next five years and thereafter are as follows (in thousands):

Year	Amount

2007	$428,609
2008	664,517
2009	391,870
2010	1,059,147
2011	704,340
Thereafter	1,000,329

$4,248,812

Included in principal payments are $400 million in the year 2008 and $297.5 million in the year 2010, associated with the maturing of the Term Loans and the Revolving Credit Facilities, respectively.

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

Notes receivable and advances to affiliates

The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $29.0 million and $129.9 million at December 31, 2006 and 2005, respectively, as compared to the carrying amounts of $28.4 million and $127.7 million, respectively. The carrying value of the TIF Bonds (Note 4) approximated its fair value at December 31, 2006 and 2005. The fair value of loans to affiliates is not readily determinable and has been estimated by management based upon its assessment of the interest rate and credit risk.

Debt

The carrying amounts of the Company’s borrowings under its Revolving Credit Facilities and Term Loans approximate fair value because such borrowings are at variable rates and the spreads are typically adjusted to reflect changes in the Company’s credit rating. The fair value of the fixed-rate senior notes is based on borrowings with a similar remaining maturity based on the Company’s estimated interest rate spread over the applicable treasury rate or quoted market price. Fair value of the mortgages payable is estimated using a discounted cash flow analysis, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements with the same remaining maturities.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments.

Financial instruments at December 31, 2006 and 2005, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior notes	$2,218,020	$2,221,553	$1,966,268	$1,960,210
Term Loans	400,000	400,000	420,000	420,000
Mortgages payable	1,333,292	1,347,501	1,354,733	1,387,136

	$3,951,312	$3,969,054	$3,741,001	$3,767,346

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

From time to time, the Company enters into interest rate swaps to convert certain fixed-rate debt obligations to a floating rate (a “fair value hedge”). This is consistent with the Company’s overall interest rate risk management strategy to maintain an appropriate balance of fixed-rate and variable-rate borrowings. Changes in the fair value of derivatives that are highly effective and that are designated and qualify as a fair value hedge, along with changes in the fair value of the hedged liability that are attributable to the hedged risk, are recorded in current-period earnings. If hedge accounting is discontinued due to the Company’s determination that the relationship no longer qualified as an effective fair value hedge, the Company will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged liability for changes in fair value.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives may be expected to remain highly effective in future periods. Should it be determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company will discontinue hedge accounting on a prospective basis.

Risk Management

The Company enters into derivative contracts to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility or in the case of a fair value hedge to minimize the impacts of changes in the fair value of the debt. The Company does not typically utilize these arrangements for trading or speculative purposes.

The principal risk to the Company through its interest rate hedging strategy is the potential inability of the financial institutions, from which the interest rate swaps were purchased, to cover all of their obligations. To mitigate this exposure, the Company purchases its interest rate swaps from major financial institutions.

Cash Flow Hedges

In 2006, the Company entered into five interest rate swaps with notional amounts aggregating $500 million ($200 million for a three-year term and $300 million for a four-year term). Interest rate swaps aggregating $400 million effectively convert Term Loan floating rate debt into a fixed rate of approximately 5.9%. Interest rate swaps aggregating $100 million effectively convert Revolving Credit Facilities floating rate debt into a fixed rate of approximately 5.25%. As of December 31, 2006, the aggregate fair value of the Company’s interest rate swaps was a liability of $1.1 million, which is included in other liabilities in the consolidated balance sheets. For the year ended December 31, 2006, the amount of hedge ineffectiveness was not material.

All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect as an increase to earnings $0.9 million of the amount recorded in accumulated other comprehensive income. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contracts at the reporting date and is determined using interest rate market pricing models.

In March 2002, the Company entered into an interest rate swap agreement, with a notional amount of $60 million for a five-year term, effectively converting a portion of the outstanding fixed-rate debt under a fixed-rate senior note to a variable rate of six-month LIBOR.

Swaptions

In anticipation of the joint venture with TIAA-CREF (Note 21), an affiliate of the Company purchased two interest rate swaption agreements during 2006 that economically limits the benchmark interest rate component of future interest rates on $500 million of forecasted five-year borrowings at 5.72% and $750 million of forecasted ten-year borrowings at 5.78%. These swaptions were not designated for hedge accounting, and accordingly, gains or losses are reported in earnings as a component of interest expense, which approximated $1.2 million of additional expense for the year ended December 31, 2006. The fair value was calculated based upon expected changes in forward interest rates. TIAA-CREF will be obligated to fund its proportionate share of the cost and be entitled to the economic benefits, if any, of the swaptions upon formation of the joint venture.

Joint Venture Derivative Instruments

At December 31, 2006 and 2005, certain of the Company’s joint ventures had interest rate swaps with notional amounts aggregating $557 million and $150 million, respectively, converting LIBOR to a weighted average fixed rate of approximately 5.28% and 4.36%, respectively. The aggregate fair value of these instruments at December 31, 2006 and 2005, was a liability of $5.0 million and an asset of $1.0 million, respectively.

11.  Commitments and Contingencies

Leases

The Company is engaged in the operation of shopping centers, which are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through 2070, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to 30 years and, in some cases, for annual rentals subject to upward adjustments based on operating expense levels, sales volume, or contractual increases as defined in the lease agreements.

The scheduled future minimum revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

2007	$529,293
2008	494,445
2009	450,326
2010	404,942
2011	349,553
Thereafter	1,829,388

$4,057,947

Scheduled minimum rental payments under the terms of all capital and non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

	Operating	Capital
	Leases	Leases

2007	$5,320	$305
2008	5,232	315
2009	4,970	315
2010	4,882	315
2011	4,879	315
Thereafter	204,465	12,283

	$229,748	$13,848

Commitments and Guarantees

In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction of shopping centers aggregating approximately $63.7 million as of December 31, 2006.

At December 31, 2006, the Company had letters of credit outstanding of approximately $20.6 million. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.

As discussed in Note 2, the Company and certain equity affiliates entered into several joint ventures with various third-party developers. In conjunction with certain joint venture agreements, the Company and/or its equity affiliate has agreed to fund the required capital associated with approved development projects, comprised principally of outstanding construction contracts, aggregating approximately $6.8 million as of December 31, 2006. The Company and/or its equity affiliate are entitled to receive a priority return on these capital advances at rates ranging from 10.0% to 11.0%.

In connection with certain of the Company’s joint ventures, the Company agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, aggregating $61.1 million at December 31, 2006. The Company and its joint venture partner provided a $33.0 million payment and performance guarantee on behalf of the Mervyns Joint Venture to the joint venture’s lender in certain events such as the bankruptcy of Mervyns. The Company’s maximum obligation is equal to its effective 50% ownership percentage, or $16.5 million.

In 2003, the Company entered into an agreement with DRA Advisors, one of its joint venture partners, to pay a $0.8 million annual consulting fee for ten years for ongoing services relating to the assessment of financing and strategic investment alternatives.

In connection with the transfer of one of the properties to the MDT Joint Venture, the Company deferred the recognition of approximately $2.8 million and $2.9 million at December 31, 2006 and 2005, respectively, of the gain on sale of real estate related to a shortfall agreement guarantee maintained by the Company. The MDT Joint Venture is obligated to fund any shortfall amount caused by the failure of the landlord or tenant to pay taxes on the shopping center when due and payable. The Company is obligated to pay any shortfall to the extent that the shortfall is not caused by the failure of the landlord or tenant to pay taxes on the shopping center when due and payable. No shortfall payments have been made on this property since the completion of construction in 1997.

The Company entered into master lease agreements during 2003 through 2006 with the transfer of properties to certain joint ventures, which are recorded as a liability and reduction of its related gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At December 31, 2006, the Company’s material master lease obligations, included in accounts payable and other expenses, in the following amounts, were incurred with the properties transferred to the following joint ventures (in millions):

	December 31
	2006	2005

MDT Joint Venture	$2.1	$4.9
MDT Preferred Joint Venture	3.3	—
DDR Markaz II	0.6	2.5

	$6.0	$7.4

In connection with the Service Holdings LLC joint venture, the Company guaranteed the base rental income from one to three years for various affiliates of the Service Holdings LLC joint venture in the aggregate amount of $2.8 million. The Company has not recorded a liability for the guarantee, as the subtenants of the Service Holdings LLC affiliates are paying rent as due. The Company has recourse against the other parties in the partnership in the event of default. No assets of the Company are currently held as collateral to pay this guarantee.

In the event of any loss or the reduction in the historic tax credit allocated or to be allocated to a joint venture partner in connection with a historic commercial parcel acquired in 2002, the Company guaranteed payment in the maximum amount of $0.7 million to the other joint venture partner. The Company has a liability recorded as of December 31, 2006, related to this guarantee. The Company does not have recourse against any other party in the event of default. No assets of the Company are currently held as collateral to pay this guarantee.

Related to one of the Company’s developments in Long Beach, California, the Company guaranteed the payment of any special taxes levied on the property within the City of Long Beach Community Facilities District No. 6 and attributable to the payment of debt service on the bonds for periods prior to the completion of certain improvements related to this project. In addition, an affiliate of the Company has agreed to make an annual payment of approximately $0.6 million to defray a portion of the operating expenses of a parking garage through the earlier of October 2032 or until the City’s parking garage bonds are repaid. There are no assets held as collateral or liabilities recorded related to these obligations.

Related to the development of a shopping center in San Antonio, Texas, the Company guaranteed the payment of certain road improvements expected to be funded by the City of San Antonio, Texas, of approximately $1.5 million. These road improvements are expected to be completed in 2007. There are no assets held as collateral or liabilities recorded related to this guarantee.

The Company continually monitors obligations and commitments entered into on its behalf. There have been no other material items entered into by the Company since December 31, 2003, through December 31, 2006, other than as described above.

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

12.	Minority Equity Interests, Operating Partnership Minority Interests, Preferred Shares, Common Shares and Common Shares in Treasury and Deferred Obligations

Minority Equity Interests

Minority equity interests consist of the following (in millions):

	December 31
	2006	2005

Mervyns Joint Venture	$77.6	$75.1
Shopping centers and development parcels in Arizona, Missouri, New York, Texas and Utah	8.2	6.8
Business center in Massachusetts	16.5	14.3
Coventry	2.3	3.0

	$104.6	$99.2

Operating Partnership Minority Interests

At December 31, 2006 and 2005, the Company had 872,373 and 1,349,822 OP Units outstanding, respectively. These OP Units, issued to different partnerships, are exchangeable, by the election of the OP Unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Most of these OP Units have registration rights agreements equivalent to the amount of OP Units held by the holder if the Company elects to settle in its common shares. The liability for the OP Units is classified on the Company’s balance sheet as operating partnership minority interests.

The OP Unit holders are entitled to receive distributions, per OP Unit, generally equal to the per share distributions on the Company’s common shares.

In 2004, the Company issued 0.5 million OP Units in conjunction with the purchase of assets from Benderson. In December 2005, Benderson exercised its option to convert its remaining 0.4 million OP Units (Note 3), effective February 2006. The Company agreed to issue an equivalent number of common shares of the Company. In 2004 the Company exchanged 284,304 OP Units for common shares of the Company including 60,260 OP Units issued to Benderson. Also in 2006, the Company purchased 32,274 OP Units for cash of $2.1 million. These transactions were treated as a purchase of minority interest.

Preferred Shares

The Company’s preferred shares outstanding at December 31 are as follows (in thousands):

	2006	2005

Class F — 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at December 31, 2006 and 2005	$150,000	$150,000
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at December 31, 2006 and 2005	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at December 31, 2006 and 2005	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 360,000 shares authorized; 360,000 shares issued and outstanding at December 31, 2006 and 2005	170,000	170,000

	$705,000	$705,000

In May 2004, the Company issued $170.0 million, 7.5% Preferred I Depositary shares and received net proceeds of approximately $164.2 million.

The Class F and G depositary shares represent 1/10 of a share of their respective preferred class of shares and have a stated value of $250 per share. The Class H and I depositary shares represent 1/20 of a share of a preferred share and have a stated value of $500 per share. The Class F, Class G, Class H and Class I depositary shares are not redeemable by the Company prior to March 27, 2007, March 28, 2008, July 28, 2008, and May 7, 2009, respectively, except in certain circumstances relating to the preservation of the Company’s status as a REIT.

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

In December 2006, the Company entered into forward sale agreements in anticipation of a merger (Note 21). Pursuant to the terms of the forward sale agreements, and subject to the Company’s right to elect cash settlement, the Company agreed to sell, upon physical settlement of such forward sale agreements, an aggregate of 11,599,134 of its common shares for approximately $750 million. The forward sale contract expires September 2007 and will be reflected in shareholders equity as the contract does not include any provision that could require the Company to net cash settle the contract. The Company will not receive any proceeds from the sale of its common shares until settlement of the forward sale agreements, which is expected to occur on or before September 2007.

Common share issuances over the three-year period ended December 31, 2006, are as follows (in millions):

Issuance Date	Shares	Net Proceeds

December 2004	5.45	$248
May 2004	15.0	$491

Common Shares in Treasury and Deferred Obligations

In August 2006, the Company’s Board of Directors authorized the Company to repurchase 909,000 common shares of the Company’s common stock at a cost of $53.15 per share in connection with the convertible debt financing (Note 8).

In 2006, 2005 and 2004, certain officers and a director of the Company completed a stock for stock option exercise and received approximately 0.3 million, 0.1 million and 1.0 million common shares, respectively, in exchange for 0.2 million, 0.1 million and 0.6 million common shares of the Company. In addition, vesting of restricted stock grants approximating less than 0.1 million, 0.1 million and 0.1 million shares in 2006, 2005 and 2004, respectively, of common stock of the Company was deferred. The Company recorded $0.8 million, $1.4 million and $1.9 million in 2006, 2005 and 2004, respectively, in shareholders’ equity as deferred obligations for the vested restricted stock deferred into the Company’s non-qualified deferred compensation plans.

13. Other Income

Other income from continuing operations was comprised of the following (in thousands):

	For the Year Ended December 31
	2006	2005	2004

Lease terminations and bankruptcy settlements	$13,313	$5,912	$9,827
Acquisitions and financing fees	414	2,424	2,997
Other, net	459	964	257

Total other income	$14,186	$9,300	$13,081

14. Comprehensive Income

Comprehensive income is as follows (in thousands):

	For the Year Ended December 31
	2006	2005	2004

Net income	$253,264	$282,643	$269,762
Other comprehensive income:
Change in fair value of interest rate contracts	(2,729)	10,619	867
Amortization of interest rate contracts	(1,454)	(520)	—
Foreign currency translation	1,587	—	—

Other comprehensive income	(2,596)	10,099	867

Total comprehensive income	$250,668	$292,742	$270,629

15. Discontinued Operations and Disposition of Real Estate and Real Estate Investments

Discontinued Operations

During the year ended December 31, 2006, the Company sold six properties and one property was classified as held for sale at December 31, 2006, which were classified as discontinued operations for the years ended

December 31, 2006, 2005 and 2004, aggregating 1.0 million square feet. The Company did not have any properties considered as held for sale at December 31, 2005 or 2004. Included in discontinued operations for the three years ending December 31, 2006, are 57 properties aggregating 5.6 million square feet. Of these properties, 30 previously had been included in the shopping center segment and 27 of these properties previously had been included in the business center segment (Note 20). The operations of these properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for the three years ended December 31, included herein.

The balance sheet relating to the assets held for sale and the operating results relating to assets sold or designated as assets held for sale after December 31, 2003, are as follows (in thousands):

December 31
2006

Land	$685
Building	7,679
Other real estate assets	194

8,558
Less: Accumulated depreciation	(3,326)

5,232
Other assets	92

Total assets held for sale	$5,324

	For the Year Ended December 31,
	2006	2005	2004

Revenues	$6,627	$29,008	$42,890

Expenses:
Operating	1,406	10,926	14,967
Impairment charge	—	642	586
Interest, net	1,342	5,152	6,917
Depreciation	1,308	7,360	9,864
Minority interests	—	67	(47)

	4,056	24,147	32,287

Income from discontinued operations	2,571	4,861	10,603
Gain on dispostion of real estate	11,051	16,667	8,561

	$13,622	$21,528	$19,164

The Company sold properties and recorded gains on disposition as described below, for the three years ended December 31, 2006 (in millions):

	Number
	of	Gain on
	Properties	Dispostion of
	Sold	Real Estate

2006	6	$11.1
2005	35	16.7
2004	15	8.6

In the second quarter of 2005, the Company recorded an impairment charge of $0.6 million relating to one remaining former Best Products site sold in the third quarter of 2005. In the third quarter of 2004, the Company recorded an impairment charge of $0.6 million relating to the sale of a business center in the fourth quarter of 2004.

These impairment charges were reclassified into discontinued operations (see table above) due to the sale of the property.

Disposition of Real Estate and Real Estate Investments

The Company recorded gains on disposition of real estate and real estate investments for the three years ended December 31, 2006, as follows (in millions):

	For the Year Ended December 31
	2006	2005	2004

Transfer of assets to the Service Holdings LLC Joint Venture (1)	$6.1	$—	$—
Transfer of assets to the DPG Realty Holdings Joint Venture (2)	0.6	—	4.2
Transfer of assets to the Markaz II Joint Venture (3)	—	—	2.5
Transfer of assets to the MDT Joint Venture (4)	9.2	81.2	65.4
Transfer of assets to the MDT Preferred Joint Venture (5)	38.9	—	—
Land sales (6)	14.8	6.0	14.3
Previously deferred gains (7)	1.3	0.9	0.8
Gain (loss) on disposition of non-core assets (8)	1.1	—	(2.6)

	$72.0	$88.1	$84.6

(1)	The Company transferred 51 retail sites previously occupied by Service Merchandise. This disposition is not classified as discontinued operations because of the Company’s continuing involvement due to its retained ownership interest and management agreements.

(2)	The Company transferred a newly developed expansion area adjacent to a shopping center owned by the joint venture in 2006. The Company transferred 12 assets in 2004. These dispositions are not classified as discontinued operations because of the Company’s continuing involvement due to its retained ownership interest and management agreements.

(3)	The Company transferred 13 assets in 2004. These dispositions are not classified as discontinued operations because of the Company’s continuing involvement due to its retained ownership interest and management agreements.

(4)	The Company transferred newly developed expansion areas adjacent to four shopping centers owned by the joint venture in 2006. The Company transferred 12 and 11 assets in 2005 and 2004, respectively. These dispositions are not classified as discontinued operations because of the Company’s continuing involvement due to its retained ownership interest and management agreements.

(5)	The Company transferred six assets in 2006. These dispositions are not classified as discontinued operations because of the Company’s continuing involvement due to its retained ownership interest and management agreements.

(6)	These dispositions do not qualify for discontinued operations presentation.

(7)	These were primarily attributable to the recognition of additional gains from the leasing of units associated with master lease obligations and other obligations on disposed assets.

(8)	The loss recorded in 2004 may be recovered through an earnout arrangement with the buyer over the next several years.

16. Transactions With Related Parties

The Company sold a 4% interest in Coventry to certain Coventry employees in 2005. At December 31, 2006, the Company owns a 75% interest in Coventry.

As discussed in Note 2, the Company entered into the KLA/SM joint venture in March 2002 with Lubert-Adler Real Estate Funds, which is owned in part by a director of the Company. In August 2006, the Company purchased its then partners’ approximate 75% interest in the remaining 52 assets at a gross purchase price of approximately $138 million relating to the partners’ ownership, based on a total valuation of approximately $185 million. The Company sold 51 of the assets to the Service Holding LLC in September 2006.

In 1999, the Company entered into a joint venture owned 75% by Lubert-Adler Real Estate Funds, which is owned in part by a director of the Company and 25% by the Company. The asset, a shopping center in Coon Rapids, Minnesota, was sold to the MDT Joint Venture in November 2003. The Company had a management agreement and performed certain administrative functions for the joint venture pursuant to which the Company earned management, leasing, development fees and interest income of $2.6 million in 2004.

As discussed in Note 3, in 2005, the Company entered into the Mervyns Joint Venture that acquired the underlying real estate of 36 operating Mervyns stores for approximately $396.2 million. In 2006, the Mervyns Joint Venture purchased one additional site for approximately $11.0 million and the Company purchased one additional site for approximately $12.4 million. In 2005, the Company also purchased an additional site for approximately $14.4 million. The assets were acquired from several funds, one of which was managed by Lubert-Adler Real Estate Funds, which is owned in part by a director of the Company.

The Company utilizes a law firm for one of its development projects in which the father of one of the Company’s executive officers is a partner. The Company paid less than $0.1 million to this law firm in 2006 and 2005.

In 1995, the Company entered into a lease for office space owned by the mother of the Chairman of the Board and CEO (“CEO”). General and administrative rental expense associated with this office space aggregated $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company periodically utilizes a conference center owned by the trust of Bert Wolstein, deceased founder of the Company, father of the CEO, and one of its principal shareholders, for Company-sponsored events and meetings. The Company paid less than $0.1 million in 2006 and 2005 for the use of this facility.

The Company was also a party to a lawsuit that involved various claims against the Company relating to certain management-related services provided by the Company. The owner of the properties had entered into a management agreement with two entities (“Related Entities”) controlled by one of its principal shareholders and a former director of the Company, to provide management services. The Company agreed to perform those services on behalf of the Related Entities, and the fees paid by the owner of the properties were paid to the Company. One of the services to be provided by the Company was to obtain and maintain casualty insurance for the owner’s properties. A loss was incurred at one of the owner’s properties and the insurance company denied coverage. The Company filed a lawsuit against the insurance company. Separately, the Company entered into a settlement pursuant to which the Company paid $750,000 to the owner of the properties in 2004 and agreed to indemnify the Related Entities for any loss or damage incurred by either of the Related Entities if it were judicially determined that the owner of the property is not entitled to receive insurance proceeds under a policy obtained and maintained by the Company. The lawsuit against the insurance company was resolved with the insurance company agreeing to compensate the claimant for the loss as well as reimburse the Company for a portion of its attorneys fees.

In connection with the settlement, the CEO entered into a joint venture with the principal of the owner of the properties, and the Company entered into a management agreement with the joint venture effective February 1, 2004. The CEO holds an ownership interest of approximately 25% in the joint venture. The Company provides management and administrative services and receives fees equal to 3% of the gross income of each property for which services are provided, but not less than $5,000 per year from each such property, of which an aggregate of $0.1 million was earned in 2006 and 2005. The management agreement expires on February 28, 2007, unless terminated earlier at any time by the joint venture upon 30 days notice to the Company or by the Company upon 60 days notice to the joint venture.

Transactions with the Company’s equity affiliates are described in Note 2.

17.	Benefit Plans

Stock-Based Compensation

The Company’s stock option and equity-based award plans provide for grants to employees of the Company of incentive and non-qualified stock options to purchase common shares of the Company, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the award plans, awards available for grant approximated 2.1 million shares at December 31, 2006. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of incentive options, must be exercisable within the maximum contractual term of 10 years thereof (or, with respect to incentive options granted to certain shareholders, within five years thereof). Options granted under the plans generally vest one year after the date of grant as to one-third of the optioned shares, with the remaining options vesting over the following two-year period.

The Company grants options to its directors. Such options are granted at the fair market value on the date of grant. Options granted generally become exercisable one year after the date of grant as to one-third of the options, with the remaining options being exercisable over the following two-year period.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. The Company’s consolidated financial statements as of and for the year ended December 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Prior to the adoption of FAS 123(R), the Company applied APB 25, “Accounting for Stock Issued to Employees,” in accounting for its plans. Accordingly, the Company did not recognize compensation cost for stock options when the option exercise price equaled or exceeded the market value on the date of the grant. See Note 1 for disclosure of pro forma information regarding net income and earnings per share for 2005 and 2004. Assuming application of the fair value method pursuant to SFAS 123, the compensation cost, which was required to be charged against income for all of the above mentioned plans, was $5.3 million and $5.1 million for 2005 and 2004, respectively.

The fair values for stock-based awards granted in 2006, 2005 and 2004 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended December 31
	2006	2005	2004

Weighted average fair value of grants	$6.50	$4.52	$3.40
Risk-free interest rate (range)	4.4% - 5.1%	3.2% - 4.3%	2.2% - 3.3%
Dividend yield (range)	4.2% - 5.0%	4.6% - 5.4%	4.5% - 5.8%
Expected life (range)	3 - 4 years	3 - 6 years	3 - 5 years
Expected volatility (range)	19.8% - 20.3%	19.8% - 22.9%	19.9% - 22.7%

The risk-free rate was based upon a U.S. Treasury Strip with a maturity date that approximates the expected term of the award. The expected life of the award was derived by referring to actual exercise experience. The expected volatility of the stock was derived by referring to changes in the Company’s historical stock prices over a time frame similar to the expected life of the award. The Company has no reason to believe that future stock volatility is likely to materially differ from historical volatility.

The following table reflects the stock option activity described above (aggregate intrinsic value in thousands):

				Weighted-
			Weighted-	Average
			Average	Remaining	Aggregate
	Number of Options		Exercise	Contractual	Intrinsic
	Employees	Directors	Price	Term	Value

Balance December 31, 2003	2,785	125	$20.48
Granted	665	—	36.40
Exercised	(1,402)	(37)	20.06
Forfeited	(72)	—	26.92

Balance December 31, 2004	1,976	88	$25.66
Granted	622	—	41.96
Exercised	(639)	(26)	20.00
Forfeited	(56)	—	34.76

Balance December 31, 2005	1,903	62	$32.46
Granted	302	—	51.19
Exercised	(679)	(20)	29.31
Forfeited	(41)	—	42.85

Balance December 31, 2006	1,485	42	$37.28	7.4	$39,205

Options exercisable at December 31,
2006	616	42	$28.75	6.1	$22,517
2005	635	62	25.22	6.2	15,198
2004	532	84	18.63	5.7	15,865

The following table summarizes the characteristics of the options outstanding at December 31, 2006 (in thousands):

Options Outstanding				Options Exercisable
		Weighted-
	Outstanding	Average	Weighted-		Weighted-
Range of	as of	Remaining	Average	Exercisable as	Average
Exercise Prices	12/31/06	Contractual Life	Exercise Price	of 12/31/06	Exercise Price

$11.50-$16.00	26,211	3.4	$13.18	26,211	$13.18
$16.01-$22.50	130,343	3.7	20.10	130,343	20.10
$22.51-$29.00	196,990	6.0	23.38	196,990	23.38
$29.01-$35.50	37,240	6.8	29.86	35,572	29.63
$35.51-$42.00	789,020	7.7	39.01	261,356	38.02
$42.01-$48.50	60,101	8.6	45.86	7,898	46.30
$48.51-$56.00	287,291	9.2	51.21	—	—

	1,527,196	7.4	$37.28	658,370	$28.75

The following table reflects the activity for unvested stock option awards for the year ended December 31, 2006 (in thousands):

		Weighted-
		Average
		Grant Date
	Options	Fair Value

Unvested at December 31, 2005	1,268	$4.27
Granted	302	6.50
Vested	(660)	3.74
Forfeited	(41)	4.64

Unvested at December 31, 2006	869	$5.42

As of December 31, 2006, total unrecognized stock option compensation cost of share-based compensation arrangements aggregated $2.6 million. The cost is expected to be recognized over a weighted-average period of approximately 0.9 years.

Exercises of Employee Stock Options

The total intrinsic value of options exercised for the year ended December 31, 2006, was approximately $17.6 million. The total cash received from employees as a result of employee stock option exercises for the year ended December 31, 2006, was approximately $11.2 million. The Company settles employee stock option exercises primarily with newly issued common shares and, occasionally, with treasury shares.

Performance Units

In 2000, the Board of Directors approved a grant of 30,000 Performance Units to the Company’s CEO. Pursuant to the provisions of the Plan, the 30,000 Performance Units were converted on December 31, 2004, to 200,000 restricted common shares based on the annualized total shareholders’ return for the five-year period ended December 31, 2004. These shares will vest over the following five-year period. In 2002, the Board of Directors approved grants aggregating 70,000 Performance Units to the Company’s CEO, President and Senior Executive Vice President. The 70,000 Performance Units granted to each of the individuals in 2002 converted to common restricted shares in amounts ranging from 70,000 to 466,666 common shares based on the annualized total shareholders’ return, as defined by the Plan, for the five-year period ending December 31, 2006. These restricted shares will vest over the following five-year period.

The fair value of each Performance Unit grant was estimated on the date of grant using a simulation approach model using the following assumptions:

Range

Risk-free interest rate	4.4%-6.4%
Dividend yield	7.8%-10.9%
Expected life	10 years
Expected volatility	20%-23%

The performance units awards granted in 2000, were converted into restricted stock after the measurement date. The following table reflects the activity for the unvested awards for the year ended December 31, 2006 (in thousands):

Awards

Unvested at December 31, 2005	170
Vested	(34)

Unvested at December 31, 2006	136

As of December 31, 2006, total unrecognized compensation cost of the 2000 and 2002 Performance Units granted, aggregated $0.2 million and $1.4 million, respectively. The cost is expected to be recognized over a three- and five-year term, respectively.

Outperformance Awards

In December 2005 and August 2006, the Board of Directors approved a grant of outperformance long-term incentive plan agreements with certain executive officers. The outperformance agreements provide for awards of the Company’s common shares, or an equivalent amount in cash, at the Company’s option, to certain officers of the Company if stated performance metrics are achieved.

With respect to the award plans granted to the Company’s Chief Executive Officer and Senior Executive Vice President (the “Senior Executive Officers”), the performance metrics are as follows: (a) a specified level of growth in the Company’s funds from operations (the “FFO Target”), (b) an increase in the market price of the Company’s common shares (the “Share Price Target”), (c) an increase in the market price of the Company’s common shares relative to the increase in the market prices of the relative common stock of companies included in a specified peer group (the “Comparative Share Price Target,”) together with the Share Price Target (the “Share Price Metrics”) and (d) non-financial performance criteria established by the Compensation Committee of the Board of Directors of the Company (the “Discretionary Metrics)” and, together with the FFO Target and the Share Price Metrics (the “Senior Executive Officer Targets”). The beginning of the measurement period for the Senior Executive Officer Targets is January 1, 2005, because the prior performance award measurement period for the Chief Executive Officer ended December 31, 2004. The current measurement period ends the earlier of December 31, 2007, or the date of a change in control.

If the FFO Target is achieved, the Company will issue to the Senior Executive Officers a number of common shares equal to (a) the dollar value assigned to the FFO Target set forth in such officer’s outperformance agreement, divided by (b) the greater of (i) the average closing price for the common shares over the 20 trading days ending on the applicable valuation date (as defined in the outpeformance agreements) or (ii) the closing price per common share on the last trading date before the senior officer valuation date (as defined in the outperformance agreements), or the equivalent amount of cash, at the Company’s option, as soon as practicable following the applicable vesting date, March 1, 2008.

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

If in the discretion of the Compensation Committee, the Discretionary Metrics have been achieved, the Company will issue to the officer a number of common shares equal to (a) the dollar value assigned to the Discretionary Metrics set forth in such Senior Executive Officer’s outperformance agreement, (b) divided by the greater of (i) the average closing price for the common shares over the twenty trading days ending on the valuation date (as defined in the outperformance agreements), or (ii) the closing price per common share on the last trading date before the senior officer valuation date (as defined in the outperformance agreements), or the equivalent amount of cash, at the Company’s option, as soon as practicable following the applicable vesting date, March 1, 2008.

With respect to nine additional executive officers (the “Officers”), the performance metrics are as follows: (a) the FFO Target, (b) a total return to the Company’s shareholders target (the “TRS Target”) and (c) a total return to the Company’s shareholders target relative to that of the total return to shareholders of companies included in a specified peer group (the “Comparative TRS Target,” together with the TRS Target, the “TRS Metrics” and, together with the FFO Target and the TRS Target, the “Officer Targets”). The measurement period for the Officer Targets is January 1, 2005, through the earlier of December 31, 2009, or the date of a change in control.

If the FFO Target is achieved, the Company will issue to the Officer a number of common shares equal to (a) the dollar value assigned to the FFO Target set forth in such officer’s outperformance agreement and (b) divided by the greater of (i) the average closing price for the common shares over the twenty trading days ending on the valuation date (as defined in the outperformance agreements) or (ii) the closing price per common share on the last trading date before the officer valuation date (as defined in the outperformance agreements), or the equivalent amount of cash, at the Company’s option, as soon as practicable following the applicable vesting date, March 1, 2010.

If one or both of the TRS Metrics are achieved, the Company will issue to the Officer a number of shares set forth in the agreement, depending on whether one or both of the TRS Metrics have been achieved, or the equivalent amount of cash, at the Company’s option, as soon as practicable following the applicable vesting date. The value of the number of common shares or equivalent amount paid in cash with respect to the TRS Metrics that may be paid is capped at an amount specified in each Officer’s outperformance agreement, which management believes does not represent an obligation that is based solely or predominantly on a fixed monetary amount known at the grant date.

The fair value of each outperformance unit grant for the share price metrics was estimated on the date of grant using a Monte Carlo approach model using the following assumptions:

Range

Risk-free interest rate	4.4%-5.0%
Dividend yield	4.4%-4.5%
Expected life	3-5 years
Expected volatility	19%-21%

As of December 31, 2006, there was $1.2 million and $1.1 million of total unrecognized compensation costs related to the two market metric components associated with the Senior Executive Officer and the Officers outperformance plans granted, respectively, and expected to be recognized over a 3.25-and 1.25-year term, respectively.

Restricted Stock Awards

In 2004, 2005 and 2006, the Board of Directors approved a grant of 105,974, 88,360 and 64,940 restricted shares of common stock, respectively, to several executives and outside directors of the Company. The restricted stock grants vest in equal annual amounts over a five-year period for the Company’s executives and over a three-year period for the restricted grants in 2004 to the outside directors of the Company. Restricted stock awards have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. These grants have a weighted-average fair value at the date of grant ranging from $23.00 to $50.81, which was equal to the market value of the Company’s stock at the date of grant. In 2006 and 2005, grants of 9,497 and 6,912 shares of common stock, respectively, were issued as compensation to the outside directors. These grants had a weighted-average fair value at the date of grant ranging from $45.60 to $61.12, which was equal to the market value of the Company’s stock at the date of grant.

The following table reflects the activity for unvested restricted stock awards for the year ended December 31, 2006 (in thousands):

		Weighted-
		Average
		Grant Date
	Awards	Fair Value

Unvested at December 31, 2005	191	$33.46
Granted	65	50.81
Vested	(94)	32.37

Unvested at December 31, 2006	162	$41.04

As of December 31, 2006, total unrecognized compensation of restricted stock award arrangements granted under the plans aggregated $6.6 million The cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

During 2006, 2005 and 2004, approximately $8.3 million, $5.7 million and $6.3 million, respectively, was charged to expense associated with awards under the equity-based award plans relating to stock grants, restricted stock and Performance Units.

401(k) Plan

The Company has a 401(k) defined contribution plan, covering substantially all of the officers and employees of the Company, that permits participants to defer up to a maximum of 15% of their compensation. The Company matched the participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s base salary plus annual cash bonus, not to exceed the sum of 3% of the participant’s base salary plus annual cash bonus. The Company’s plan allows for the Company to also make additional discretionary contributions. No discretionary contributions have been made. Employees’ contributions are fully vested, and the Company’s matching contributions vest 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company funds all matching contributions with cash. The Company’s contributions for each of the three years ended December 31, 2006, 2005 and 2004, were $0.6 million, $0.6 million and $0.5 million, respectively. The 401(k) plan is fully funded at December 31, 2006.

Elective Deferred Compensation Plan

The Company has a non-qualified elective deferred compensation plan for certain officers that permits participants to defer up to 100% of their base salaries and annual performance-based cash bonuses, less applicable taxes and benefits deductions. The Company matched the participant’s contribution to any participant who has contributed the maximum permitted under the 401(k) plan. This matching contribution is equal to the difference between (a) 3% of the sum of the participant’s base salary and annual performance-based bonus deferred under the 401(k) plan and the deferred compensation combined and (b) the actual employer matching contribution under the 401(k) plan. Deferred compensation related to an employee contribution is charged to expense and is fully vested. Deferred compensation related to the Company’s matching contribution is charged to expense and vests 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company’s contribution was $0.1 million annually for the three years ended December 31, 2006. At December 31, 2006, 2005 and 2004, deferred compensation under this plan aggregated approximately $12.3 million, $9.9 million and $8.7 million, respectively. The plan is fully funded at December 31, 2006.

Equity Deferred Compensation Plan

In 2003, the Company established the Developers Diversified Realty Corporation Equity Deferred Compensation Plan (the “Plan”), a non-qualified compensation plan for certain officers and directors of the Company to defer the receipt of restricted shares and, for compensation earned prior to December 31, 2004, the gain otherwise recognizable upon the exercise of options (see Note 12 regarding the deferral of stock to this Plan.) At December 31, 2006 and 2005, there were 0.6 million common shares of the Company in the Plan in each year, valued at $39.6 million and $28.6 million, respectively. The Plan is fully funded at December 31, 2006.

Other Compensation

During 2006, 2005 and 2004, the Company recorded a $0.7 million, $1.5 million and $0.8 million charge, respectively, as additional compensation to the Company’s CEO, relating to an incentive compensation agreement associated with the Company’s investment in the Retail Value Fund Program. Pursuant to this agreement, the Company’s CEO is entitled to receive up to 25% of the distributions made by Coventry (Note 2), provided the Company achieves certain performance thresholds in relation to funds from operations growth and/or total shareholder return.

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

	For the Year Ended December 31,
	(In thousands, except per share amounts)
	2006	2005	2004

Income from continuing operations	$167,619	$172,975	$168,957
Add: Gain on disposition of real estate and real estate investments	72,023	88,140	84,642
Less: Preferred stock dividends	(55,169)	(55,169)	(50,706)

Basic — Income from continuing operations applicable to common shareholders	184,473	205,946	202,893
Add: Operating partnership minority interests	—	—	2,607

Diluted — Income from continuing operations applicable to common shareholders	$184,473	$205,946	$205,500

Number of Shares:
Basic — Average shares outstanding	109,002	108,310	96,638
Effect of dilutive securities:
Stock options	546	677	997
Operating partnership minority interests	—	—	1,308
Restricted stock	65	155	81

Diluted — Average shares outstanding	109,613	109,142	99,024

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.69	$1.90	$2.10
Income from discontinued operations	0.13	0.20	0.20
Cumulative effect of adoption of a new accounting standard	—	—	(0.03)

Net income applicable to common shareholders	$1.82	$2.10	$2.27

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$1.69	$1.88	$2.08
Income from discontinued operations	0.12	0.20	0.19
Cumulative effect of adoption of a new accounting standard	—	—	(0.03)

Net income applicable to common shareholders	$1.81	$2.08	$2.24

Options to purchase 1.5 million, 2.0 million and 2.1 million shares of common stock were outstanding at December 31, 2006, 2005 and 2004, respectively (Note 17), a portion of which has been reflected above in diluted per share amounts using the treasury stock method. Options aggregating 0.1 million were antidilutive at December 31, 2005, and none of the options outstanding at 2006 or 2004 were antidilutive. Accordingly, the antidilutive options were excluded from the computations.

Basic average shares outstanding do not include restricted shares totaling 161,958, 191,406 and 202,198 that were not vested at December 31, 2006, 2005 and 2004, respectively, or Performance Units totaling 136,000 and 170,000, that were not vested at December 31, 2006 and 2005, respectively (there were none in 2004).

The exchange into common stock of the minority interests, associated with OP Units, was not included in the computation of diluted EPS for 2006 or 2005 because the effect of assuming conversion was antidilutive (Note 12).

The Senior Convertible Notes issued in August 2006, which are convertible into common shares of the Company at a price of $65.11, were not included in the computation of diluted EPS for 2006 as the Company’s stock price did not exceed the strike price of the conversion feature (Note 8). These notes were not outstanding in 2005 or 2004.

The forward equity contract entered into in December 2006 for 11.6 million common shares of the Company, was not included in the computation of diluted EPS for 2006 because the effect of assuming conversion was antidilutive (Note 12). This contract was not outstanding in 2005 or 2004.

19. Federal Income Taxes

The Company elected to be treated as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its stockholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its stockholders. As the Company distributed sufficient taxable income for the three years ended December 31, 2006, no U.S. federal income or excise taxes were incurred.

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

At December 31, 2006, 2005 and 2004, the tax cost basis of assets was approximately $7.3 billion, $6.9 billion and $5.6 billion, respectively.

The following represents the combined activity of all of the Company’s taxable REIT subsidiaries (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

Book income (loss) before income taxes	$7,770	$(5,166)	$(5,952)

Components of income tax (benefit) expense are as follows:
Current:
Federal	$3,410	$—	$—
State and local	490	—	—

	3,900	—	—

Deferred:
Federal	(6,428)	(1,875)	366
State and local	(945)	(276)	53

	(7,373)	(2,151)	419

Total (benefit) expense	$(3,473)	$(2,151)	$419

The 2006 income tax benefit is primarily attributable to the Company’s ability to deduct intercompany interest costs due to the increased gain on disposition of real estate. The allowance of intercompany interest expense within the Company’s taxable REIT subsidiaries is subject to certain intercompany limitations based upon taxable income as required under Internal Revenue Code Section 163(j).

The differences between total income tax expense or benefit and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

Statutory rate of 34% applied to pre-tax income (loss)	$2,642	$(1,757)	$(2,024)
Effect of state and local income taxes, net of federal tax benefit	388	(258)	(298)
Valuation allowance (decrease) increase	(13,043)	2,855	(1,226)
Other	6,540	(2,991)	3,967

Total (benefit) expense	$(3,473)	$(2,151)	$419

Effective tax rate	(44.70)%	41.64%	(7.04)%

Deferred tax assets and liabilities of the Company’s taxable REIT subsidiaries were as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

Deferred tax assets (1)	$45,100	$53,394	$49,390
Deferred tax liabilities	(237)	(2,861)	(3,863)
Valuation allowance (1)	(36,037)	(49,080)	(46,225)

Net deferred tax asset (liability)	$8,826	$1,453	$(698)

(1)	The majority of the deferred tax assets and valuation allowance is attributable to interest expense, subject to limitations and basis differentials in assets due to purchase price accounting. Reconciliation of GAAP net income to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

GAAP net income	$253,263	$282,643	$269,762
Add: Book depreciation and amortization (1)	93,189	64,854	38,999
Less: Tax depreciation and amortization (1)	(80,852)	(52,362)	(31,066)
Book/tax differences on gains/losses from capital transactions	12,161	(4,382)	(7,006)
Joint venture equity in earnings, net (1)	(41,694)	(111,351)	(64,578)
Dividends from subsidiary REIT investments	33,446	96,868	32,997
Deferred income	(2,136)	1,495	(2,085)
Compensation expense	(9,215)	(10,589)	2,301
Legal judgment	—	—	(9,190)
Miscellaneous book/tax differences, net	(6,068)	(12,186)	(8,503)

Taxable income before adjustments	252,094	254,990	221,631
Less: Capital gains	(69,977)	(84,041)	(73,110)

Taxable income subject to the 90% dividend requirement	$182,117	$170,949	$148,521

(1)	Depreciation expense from majority-owned subsidiaries and affiliates, which are consolidated for financial reporting purposes, but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings, net.”

Reconciliation between cash dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2006	2005	2004

Cash dividends paid	$306,929	$285,710	$226,537
Less: Dividends designated to prior year	(6,900)	(14,651)	(19,557)
Plus: Dividends designated from the following year	6,900	6,900	14,651
Less: Portion designated capital gain distribution	(69,977)	(84,041)	(73,110)
Less: Return of capital	(54,835)	(22,969)	—

Dividends paid deduction	$182,117	$170,949	$148,521

Characterization of distributions is as follows (per share):

	For the Year Ended December 31,
	2006	2005	2004

Ordinary income	$1.31	$1.24	$1.19
Capital gains	0.37	0.44	0.51
Return of capital	0.50	0.21	—
Unrecaptured Section 1250 gain	0.13	0.17	0.08

	$2.31	$2.06	$1.78

All or a portion of the fourth quarter dividends for each of the years ended December 31, 2006, 2005 and 2004, have been allocated and reported to shareholders in the subsequent year. Dividends per share reported to shareholders for the years ended December 31, 2006, 2005 and 2004, are summarized as follows:

		Gross
2006	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

4th quarter 2005	01/06/06	$0.30	$0.12	$0.12	$0.54
1st quarter	04/03/06	0.33	0.13	0.13	0.59
2nd quarter	07/05/06	0.34	0.12	0.13	0.59
3rd quarter	10/02/06	0.34	0.13	0.12	0.59
4th quarter	01/08/07	—	—	—	—

		$1.31	$.50	$.50	$2.31

		Gross
2005	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

4th quarter 2004	01/06/05	$0.26	$0.13	$0.05	$0.44
1st quarter	04/04/05	0.32	0.16	0.06	0.54
2nd quarter	07/05/05	0.33	0.16	0.05	0.54
3rd quarter	10/03/05	0.33	0.16	0.05	0.54
4th quarter	01/08/06	—	—	—	—

		$1.24	$0.61	$0.21	$2.06

		Gross
2004	Date	Ordinary	Capital Gain	Total
Dividends	Paid	Income	Distributions	Dividends

4th quarter 2003	01/05/04	$0.18	$0.10	$0.28
1st quarter	04/05/04	0.31	0.15	0.46
2nd quarter	07/06/04	0.31	0.15	0.46
3rd quarter	10/04/04	0.34	0.17	0.51
4th quarter	01/06/05	0.05	0.02	0.07

		$1.19	$0.59	$1.78

20.	Segment Information

The Company had two reportable business segments, shopping centers and business centers, determined in accordance with SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” The Company sold the majority of its business center assets in 2005. Each shopping center and business center is considered a separate operating segment, and both segments utilize the accounting policies described in Note 1; however, each shopping center on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under SFAS 131.

At December 31, 2006, the shopping center segment consisted of 467 shopping centers (including 167 owned through unconsolidated joint ventures and 39 consolidated by the Company) in 44 states, plus Puerto Rico and Brazil. At December 31, 2006, the business center segment consists of seven business centers in five states.

The table below presents information about the Company’s reportable segments for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006
	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$4,386	$813,712		$818,098
Operating expenses	(1,999)	(207,089)		(209,088)

	2,387	606,623		609,010
Unallocated expenses (1)			$(463,275)	(463,275)
Equity in net income of joint ventures		30,337		30,337
Minority interests			(8,453)	(8,453)

Income from continuing operations				$167,619

Total real estate assets	$90,772	$7,359,921		$7,450,693

	2005
	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$7,077	$712,486		$719,563
Operating expenses	(1,800)	(180,554)		(182,354)

	5,277	531,932		537,209
Unallocated expenses (1)			$(391,226)	(391,226)
Equity in net income of joint ventures		34,873		34,873
Minority interests			(7,881)	(7,881)

Income from continuing operations				$172,975

Total real estate assets	$86,374	$6,942,963		$7,029,337

	2004
	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$8,674	$553,682		$562,356
Operating expenses	(1,734)	(135,045)		(136,779)

	6,940	418,637		425,577
Unallocated expenses (1)			$(292,451)	(292,451)
Equity in net income of joint ventures		40,895		40,895
Minority interests			(5,064)	(5,064)

Income from continuing operations				$168,957

Total real estate assets	$264,615	$5,338,809		$5,603,424

(1)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax benefit/expense, other income/expense and depreciation and amortization as listed in the consolidated statements of operations.

21.	Subsequent Events

Inland Retail Real Estate Trust, Inc.

In October 2006, the Company and Inland Retail Real Estate Trust, Inc. (“IRRETI”) announced that they entered into a definitive merger agreement. Under the terms of the agreement, the Company will acquire all of the outstanding shares of IRRETI for a total merger consideration of $14.00, of which $12.50 per share is expected to be funded in cash and $1.50 per share in the form of DDR common stock is to be based upon the ten-day average closing price of DDR’s shares determined two trading days prior to the IRRETI stockholders’ meeting to approve the transaction (plus accrued unpaid dividends), scheduled for February 22, 2007.

The transaction has a total value of approximately $6.2 billion. This amount includes approximately $2.3 billion of existing debt, a significant portion of which is expected to be extinguished at closing. IRRETI’s real estate portfolio aggregates over 300 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties.

In November 2006, the Company announced the formation of a joint venture with TIAA-CREF to purchase a portfolio of 66 community retail centers from the IRRETI portfolio of assets for approximately $3.0 billion of total asset value. An affiliate of TIAA-CREF expects to contribute 85% of the equity in the joint venture, and an affiliate of DDR expects to contribute 15% of the equity in the joint venture.

It is anticipated that this transaction will be approved by the IRRETI shareholders and will close at the end of February 2007. However, there is no assurance that the transaction will close in February 2007 as expected.

Coventry

Effective January 2007, the Company acquired the remaining 25% minority interest in Coventry (Note 2) and, as such, the Company now owns 100% in this entity. The aggregate purchase price was approximately $12.8 million.

President and Chief Operating Officer

In February 2007, David M. Jacobstein announced he was stepping down from the Company effective May 2007. Daniel B. Hurwitz, who currently serves as Senior Executive Vice President and Chief Investment Officer will assume the role of President and Chief Operating Officer effective May 2007. The Company will record a severance charge of approximately $4.1 million to general and administrative expense in 2007 in connection with these agreements.

Forward Sale Agreements

In February 2007, the Company exercised its option to settle, pursuant to the terms the forward sale agreements, in its common shares on February 26, 2007 (Note 12).

22. Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations, restated for discontinued operations, for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total

2006:
Revenues	$200,565	$198,342	$204,779	$214,412	$818,098
Net income	49,727	78,736	62,812	61,989	253,264
Net income applicable to common shareholders	35,935	64,943	49,020	48,197	198,095
Basic:
Net income per common share	$0.33	$0.59	$0.45	$0.44	$1.82
Weighted average number of shares	108,962	109,393	109,120	108,638	109,002
Diluted:
Net income per common share	$0.33	$0.59	$0.45	$0.44	$1.81
Weighted average number of shares	109,609	110,866	109,670	109,308	109,613
2005:
Revenues	$170,003	$174,432	$178,638	$196,490	$719,563
Net income	105,550	67,954	60,277	48,862	282,643
Net income applicable to common shareholders	91,758	54,162	46,485	35,069	227,474
Basic:
Net income per common share	$0.85	$0.50	$0.43	$0.32	$2.10
Weighted average number of shares	108,005	108,276	108,431	108,523	108,310
Diluted:
Net income per common share	$0.84	$0.50	$0.43	$0.32	$2.08
Weighted average number of shares	110,244	109,022	109,211	109,168	109,142

SCHEDULE II

DEVELOPERS DIVERSIFIED REALTY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended December 31, 2006, 2005 and 2004
(In thousands)

	Balance at
	Beginning	Charged to		Balance at
	of Year	Expense	Deductions	End of Year

Year ended December 31, 2006
Allowance for uncollectable accounts	$21,408	$7,498	$10,882	$18,024

Valuation allowance for a deferred tax asset	$49,080	$(13,043)	$—	$36,037

Year ended December 31, 2005
Allowance for uncollectable accounts	$14,192	$8,170	$954	$21,408

Valuation allowance for a deferred tax asset	$46,225	$2,855	$—	$49,080

Year ended December 31, 2004
Allowance for uncollectable accounts	$15,206	$5,268	$6,282	$14,192

Valuation allowance for a deferred tax asset	$48,081	$—	$1,856	$46,225

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2006								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Brandon, FL	$0	$4,111	$0	$0	$6,363	$6,363	$4,683	$1,680	$0	S/L 30	1972(C)
Stow, OH	1,036	9,028	0	993	23,307	24,300	9,064	15,236	0	S/L 30	1969(C)
Westlake, OH	424	3,803	203	424	9,976	10,400	5,131	5,269	0	S/L30	1974(C)
E. Norrition, PA	80	4,698	233	70	8,745	8,815	5,874	2,941	0	S/L 30	1975(C)
Palm Harbor, FL	1,137	4,089	0	1,137	4,163	5,300	1,582	3,718	0	S/L 31.5	1995(A)
Tarpon Springs, FL	248	7,382	81	244	11,892	12,136	8,723	3,413	0	S/L 30	1974(C)
Bayonet Pt., FL	2,113	8,181	128	1,887	11,629	13,516	6,528	6,988	0	S/L 30	1985(C)
McHenry, IL	963	3,949	0	963	3,949	4,912	10	4,902	0	S/L 31.5	2006(C)
Miami, FL	11,626	30,457	0	11,626	30,457	42,083	161	41,922	0	S/L 31.5	2006(C)
Starkville, MS	1,271	8,209	0	703	6,486	7,189	2,265	4,924	0	S/L 31.5	1994(A)
Gulfport, MS	8,795	36,370	0	0	47,817	47,817	5,401	42,416	0	S/L 31.5	2003(A)
Tupelo, MS	2,282	14,979	0	2,213	17,454	19,667	6,316	13,351	11,166	S/L 31.5	1994(A)
Jacksonville, FL	3,005	9,425	0	3,028	9,907	12,935	3,713	9,222	6,407	S/L 31.5	1995(A)
Long Beach, CA (Pike)	0	111,512	0	0	130,839	130,839	10,436	120,403	0	S/L 31.5	2005(C)
Brunswick, MA	3,836	15,459	0	3,796	18,975	22,771	5,656	17,115	0	S/L 30	1973(C)
Oceanside, CA	0	10,643	0	0	14,134	14,134	2,503	11,631	0	S/L 31.5	2000(C)
Reno, NV	0	366	0	1,132	4,699	5,831	327	5,504	3,479	S/L 31.5	2000(C)
Everett, MA	9,311	44,647	0	9,311	49,273	58,584	8,514	50,070	0	S/L 31.5	2001(C)
Pasadena, CA	47,215	101,475	2,053	47,215	104,182	151,397	3,505	147,892	0	S/L 31.5	2003(A)
Salisbury, MD	2,070	12,495	277	2,070	12,817	14,887	2,264	12,623	0	S/L 31.5	1999(C)
Atlanta, GA	475	9,374	0	475	9,787	10,262	4,162	6,100	0	S/L 31.5	1994(A)
Jackson, MS	4,190	6,783	0	4,190	6,813	11,003	877	10,126	0	S/L 31.5	2003(A)
Saltillo, MS	2,217	4,132	0	2,217	4,145	6,362	535	5,827	0	S/L 31.5	2003(A)
Gadsen, AL	322	965	0	322	2,176	2,498	651	1,847	0	S/L 31.5	2003(A)
Jackson, MS (Metro)	622	2,271	0	622	2,283	2,905	289	2,616	0	S/L 31.5	2003(A)
Opelika, AL	3,183	11,666	0	2,415	14,411	16,826	1,705	15,121	0	S/L 31.5	2003(A)
Scottsboro, AL	788	2,781	0	788	2,793	3,581	356	3,225	0	S/L 31.5	2003(A)
Gulf Breeze, FL	2,485	2,214	0	2,485	2,214	4,699	289	4,410	0	S/L 31.5	2003(A)
Apex, NC	7,473	16,701	0	17,230	60,730	77,960	1,526	76,434	15,573	S/L 31.5	2006(C)
Ocala, FL	1,916	3,893	0	1,916	5,866	7,782	557	7,225	0	S/L 31.5	2003(A)
Tallahassee, FL	1,881	2,956	0	1,881	5,681	7,562	575	6,987	0	S/L 31.5	2003(A)
Chamblee, GA	5,862	5,971	0	5,862	6,276	12,138	846	11,292	0	S/L 31.5	2003(A)
Cumming, GA (Marketplace)	14,255	23,653	0	14,543	23,848	38,391	3,040	35,351	0	S/L 31.5	2003(A)
Douglasville, GA	3,856	9,625	0	3,540	9,723	13,263	1,261	12,002	0	S/L 31.5	2003(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2006
(In thousands)
								Total			Date
								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Athens, GA	1,649	2,084	0	1,477	2,087	3,564	267	3,297	0	S/L 31.5	2003(A)
Griffin, GA	138	2,638	0	138	2,643	2,781	332	2,449	0	S/L 31.5	2003(A)
Columbus, GA	4,220	8,159	0	4,220	8,274	12,494	1,054	11,440	0	S/L 31.5	2003(A)
Lafayette, GA	1,493	2,572	0	1,493	2,586	4,079	332	3,747	0	S/L 31.5	2003(A)
Madison, GA	1,816	2,297	0	1,816	2,659	4,475	309	4,166	0	S/L 31.5	2003(A)
Newnan, GA	2,632	11,063	0	2,620	11,075	13,695	1,403	12,292	0	S/L 31.5	2003(A)
Stockbridge, GA (Freeway)	963	1,911	0	963	4,586	5,549	338	5,211	0	S/L 31.5	2003(A)
Stockbridge, GA (Pike)	987	972	0	987	972	1,959	126	1,833	0	S/L 31.5	2003(A)
Union City, GA	2,288	6,246	0	2,288	6,438	8,726	799	7,927	0	S/L 31.5	2003(A)
Tucker, GA	1,121	10,299	0	1,171	10,844	12,015	1,333	10,682	0	S/L 31.5	2003(A)
Warner Robins, GA	5,977	7,459	0	5,977	7,472	13,449	964	12,485	0	S/L 31.5	2003(A)
Woodstock, GA	2,022	8,440	0	2,022	8,453	10,475	1,071	9,404	0	S/L 31.5	2003(A)
Fayetteville, NC	8,524	10,627	0	8,524	11,113	19,637	1,376	18,261	0	S/L 31.5	2003(A)
Hendersonville, NC	2,049	1,718	0	2,049	4,670	6,719	369	6,350	0	S/L 31.5	2003(A)
Charleston, SC	3,479	9,850	0	3,479	10,022	13,501	1,263	12,238	0	S/L 31.5	2003(A)
Denver, CO (University)	20,733	22,818	0	20,786	23,665	44,451	3,013	41,438	27,800	S/L 31.5	2003(A)
Chattanooga, TN	1,845	13,214	0	1,845	14,919	16,764	1,902	14,862	0	S/L 31.5	2003(A)
Hendersonville, TN	3,743	9,268	0	3,607	9,335	12,942	1,182	11,760	8,577	S/L 31.5	2003(A)
Johnson City, TN	124	521	0	41	1,124	1,165	31	1,134	0	S/L 31.5	2003(A)
Murfreesboro, TN (Memorial)	1,462	4,355	0	1,462	5,951	7,413	878	6,535	0	S/L 31.5	2003(A)
Chester, VA	10,780	4,752	0	10,780	4,878	15,658	693	14,965	0	S/L 31.5	2003(A)
Lynchburg,VA	5,447	11,194	0	5,447	11,227	16,674	1,452	15,222	0	S/L 31.5	2003(A)
Midlothian, VA	2,982	4,143	0	2,982	4,143	7,125	534	6,591	0	S/L 31.5	2003(A)
Brookfield, WI	588	0	0	588	8	596	0	596	0	S/L 31.5	2003(A)
Milwaukee, WI	4,527	3,600	0	4,527	4,406	8,933	484	8,449	0	S/L 31.5	2003(A)
Decatur, IL	767	2,224	0	700	2,275	2,975	296	2,679	0	S/L 31.5	2003(A)
Gallipolis, OH	1,249	1,790	0	1,249	1,797	3,046	232	2,814	0	S/L 31.5	2003(A)
Lexington, KY (South)	3,344	2,805	0	3,344	2,805	6,149	367	5,782	0	S/L 31.5	2003(A)
Lexington, KY (North)	2,915	3,447	0	2,919	3,057	5,976	437	5,539	0	S/L 31.5	2003(A)
Richmond, KY	1,870	5,661	0	1,870	5,819	7,689	720	6,969	0	S/L 31.5	2003(A)
Overland Park, KS	2,720	2,702	0	175	0	175	0	175	0	S/L 31.5	2003(A)
Allentown, PA	5,882	20,060	0	5,882	22,726	28,608	2,564	26,044	17,378	S/L 31.5	2003(A)
St. John, MO	2,613	7,040	0	2,827	7,806	10,633	897	9,736	0	S/L 31.5	2003(A)
Suwanee, GA	13,479	23,923	0	13,479	28,489	41,968	3,470	38,498	0	S/L 31.5	2003(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2006
(In thousands)
								Total			Date
								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

West Allis, WI	2,452	10,982	0	2,452	11,207	13,659	1,395	12,264	0	S/L 31.5	2003(A)
Ft. Collins, CO	2,767	2,054	0	1,129	4,504	5,633	438	5,195	0	S/L 31.5	2003(A)
Lafayette, IN	1,217	2,689	0	1,217	2,705	3,922	351	3,571	0	S/L 31.5	2003(A)
Stone Mountain, GA	2,156	0	0	2,179	0	2,179	0	2,179	0	S/L 31.5	2003(A)
Hamilton, NJ	8,039	49,896	0	11,613	72,376	83,989	7,043	76,946	65,000	S/L 31.5	2003(A)
Lansing, MI	1,598	6,999	0	1,801	11,471	13,272	1,017	12,255	0	S/L 31.5	2003(A)
Erie, PA (Peach)	10,880	19,201	0	6,373	43,952	50,325	13,983	36,342	27,917	S/L 31.5	1995(C)
Erie, PA (Hills)	0	2,564	13	0	3,796	3,796	3,122	674	0	S/L 30	1973(C)
San Francisco, CA	15,332	35,803	0	6,075	14,189	20,264	2,150	18,114	0	S/L 31.5	2002(A)
Chillicothe, OH	43	2,549	2	1,170	4,366	5,536	1,560	3,976	0	S/L 30	1974(C)
Phoenix, AZ	18,701	18,811	118	18,701	18,941	37,642	415	37,227	17,181	S/L 31.5	1999(A)
Martinsville, VA	3,163	28,819	0	3,163	29,374	32,537	14,612	17,925	19,435	S/L 30	1989(C)
Tampa, FL (Waters)	4,105	6,640	324	3,905	7,433	11,338	3,824	7,514	0	S/L 31.5	1990(C)
Macedonia, OH (Phase II)	4,392	10,885	0	4,392	10,996	15,388	2,654	12,734	0	S/L 31.5	1998(C)
Huber Hts, OH	757	14,469	1	757	14,606	15,363	6,219	9,144	0	S/L 31.5	1993(A)
Lebanon, OH	651	911	31	812	1,445	2,257	372	1,885	0	S/L 31.5	1993(A)
Xenia, OH	948	3,938	0	673	6,064	6,737	2,262	4,475	0	S/L 31.5	1994(A)
Boardman, OH	9,025	27,983	0	8,152	28,223	36,375	8,401	27,974	25,992	S/L 31.5	1997(A)
Solon, OH	6,220	7,454	0	6,220	21,435	27,655	5,107	22,548	15,467	S/L 31.5	1998(C)
Cincinnati, OH	2,399	11,238	172	2,399	15,983	18,382	5,677	12,705	0	S/L 31.5	1993(A)
Mt. Laruel, NJ	9,586	46,773	0	9,755	49,426	59,181	2,856	56,325	48,000	S/L 31.5	2005(C)
Bedford, IN	706	8,425	6	1,067	10,189	11,256	4,082	7,174	0	S/L 31.5	1993(A)
Watertown, SD	63	6,443	442	63	11,641	11,704	7,504	4,200	0	S/L 30	1977(C)
Pensacola, FL	1,805	4,010	273	816	3,147	3,963	774	3,189	0	S/L 30	1988(C)
Los Alamos, NM	725	3,500	30	725	4,902	5,627	3,428	2,199	0	S/L 30	1978(C)
Pulaski, VA	528	6,396	2	499	6,607	7,106	2,886	4,220	0	S/L 31.5	1993(A)
St. Louis, MO (Sunset)	12,791	38,404	0	13,394	44,018	57,412	12,317	45,095	33,695	S/L 31.5	1998(A)
St. Louis, MO (Brentwood)	10,628	32,053	0	10,018	32,330	42,348	8,793	33,555	25,027	S/L 31.5	1998(A)
Cedar Rapids, IA	4,219	12,697	0	4,219	13,369	17,588	3,981	13,607	9,406	S/L 31.5	1998(A)
St. Louis, MO (Olympic)	2,775	8,370	0	2,775	9,936	12,711	3,247	9,464	2,826	S/L 31.5	1998(A)
St. Louis, MO (Gravois)	1,336	4,050	0	1,525	4,875	6,400	1,322	5,078	1,243	S/L 31.5	1998(A)
St. Louis, MO (Morris)	0	2,048	0	0	2,143	2,143	632	1,511	0	S/L 31.5	1998(A)
St. Louis, MO (Keller)	1,632	4,936	0	1,632	5,425	7,057	1,392	5,665	1,065	S/L 31.5	1998(A)
St. Louis, MO (Southtowne)	4,159	3,818	0	5,403	6,993	12,396	475	11,921	0	S/L 31.5	2004(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2006
(In thousands)
								Total			Date
								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Aurora, OH	832	7,560	0	1,592	13,759	15,351	3,392	11,959	0	S/L 31.5	1995(C)
Worthington, MN	374	6,404	441	374	7,421	7,795	6,099	1,696	0	S/L 30	1977(C)
Idaho Falls, ID (DDRC)	1,302	5,703	0	1,418	6,406	7,824	1,756	6,068	0	S/L 31.5	1998(A)
Mount Vernon, IL	1,789	9,399	111	1,789	16,518	18,307	5,859	12,448	0	S/L 31.5	1993(A)
Fenton, MO	414	4,244	476	430	7,378	7,808	4,398	3,410	0	S/L 30	1983(A)
Simpsonville, SC	431	6,563	0	417	6,805	7,222	2,917	4,305	0	S/L 31.5	1994(A)
Cambden, SC	627	7,519	7	871	10,222	11,093	4,045	7,048	0	S/L 31.5	1993(A)
Union, SC	685	7,629	1	685	7,873	8,558	3,326	5,232	0	S/L 31.5	1993(A)
N. Charleston, SC	911	11,346	1	1,081	16,387	17,468	6,985	10,483	11,074	S/L 31.5	1993(A)
S. Anderson, SC	1,366	6,117	13	1,366	6,155	7,521	4,264	3,257	0	S/L 31.5	1994(A)
Orangeburg, SC	318	1,693	0	318	3,425	3,743	1,072	2,671	0	S/L 31.5	1995(A)
Mt. Pleasant, SC	2,584	10,470	0	2,430	16,516	18,946	5,031	13,915	0	S/L 31.5	1995(A)
Sault St. Marie, MI	1,826	13,710	0	1,826	15,218	17,044	5,793	11,251	0	S/L 31.5	1994(A)
Cheboygan, MI	127	3,612	0	127	3,840	3,967	1,552	2,415	0	S/L 31.5	1993(A)
Walker, MI ( Grand Rapids)	1,926	8,039	0	1,926	8,790	10,716	3,051	7,665	8,146	S/L 31.5	1995(A)
Detroit, MI	6,738	26,988	27	6,738	30,485	37,223	8,193	29,030	0	S/L 31.5	1998(A)
Houghton, MI	440	7,301	1,821	440	15,352	15,792	9,501	6,291	0	S/L 30	1980(C)
Bad Axe, MI	184	3,647	0	184	4,068	4,252	1,718	2,534	0	S/L 31.5	1993(A)
Gaylord, MI	270	8,728	2	270	10,504	10,774	4,078	6,696	0	S/L 31.5	1993(A)
Howell, MI	332	11,938	1	332	12,904	13,236	5,510	7,726	0	S/L 31.5	1993(A)
Mt. Pleasant, MI	767	7,769	20	767	13,670	14,437	5,354	9,083	7,505	S/L 31.5	1993(A)
Elyria, OH	352	5,693	0	352	8,451	8,803	4,029	4,774	0	S/L 30	1977(C)
Meridian, ID	24,591	31,779	0	22,142	48,356	70,498	7,186	63,312	24,254	S/L 31.5	2001(C)
Midvale, UT ( FT. Union I, II, III & Wingers)	25,662	56,759	0	23,180	62,295	85,475	15,399	70,076	0	S/L 31.5	1998(A)
Taylorsville, UT	24,327	53,686	0	29,873	74,359	104,232	19,066	85,166	0	S/L 31.5	1998(A)
Orem, UT	5,428	12,259	0	5,428	13,190	18,618	3,564	15,054	0	S/L 31.5	1998(A)
Logan, UT	774	1,651	0	774	1,751	2,525	488	2,037	0	S/L 31.5	1998(A)
St. Lake City, UT (33rd)	986	2,132	0	986	2,142	3,128	581	2,547	0	S/L 31.5	1998(A)
Riverdale, UT	15,845	36,479	0	15,845	43,413	59,258	11,525	47,733	0	S/L 31.5	1998(A)
Bemidji, MN	442	8,229	500	442	10,900	11,342	7,713	3,629	0	S/L 30	1977(C)
Salt Lake City, UT	2,801	5,997	0	2,801	6,521	9,322	1,938	7,384	0	S/L 31.5	1998(A)
Ogden, UT	3,620	7,716	0	3,620	8,057	11,677	2,246	9,431	0	S/L 31.5	1998(A)
Las Vegas, NV (Maryland)	936	3,747	0	1,547	5,949	7,496	757	6,739	0	S/L 31.5	2003(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2006
(In thousands)
								Total			Date
								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Birmingham, AL Eastwood)	3,726	13,974	0	3,726	17,483	21,209	6,211	14,998	0	S/L 31.5	1994(A)
Birmingham, Al (Brook)	10,573	26,002	0	11,434	48,008	59,442	13,393	46,049	26,267	S/L 31.5	1995(A)
Ormond Beach, FL	1,048	15,812	4	1,048	18,020	19,068	6,798	12,270	0	S/L 31.5	1994(A)
Antioch, CA	3,066	12,220	0	3,066	12,220	15,286	385	14,901	0	S/L 40.0	2005(A)
Santa Rosa, CA	3,783	15,964	0	3,783	15,964	19,747	502	19,245	0	S/L 40.0	2005(A)
San Diego, CA (College)	0	11,079	55	0	11,135	11,135	257	10,878	0	S/L 40.0	2005(A)
Las Vegas, NV	6,458	3,488	0	6,458	3,488	9,946	112	9,834	0	S/L 40.0	2005(A)
West Covina, CA	0	20,456	0	0	20,456	20,456	642	19,814	0	S/L 40.0	2005(A)
Phoenix, AZ	2,443	6,221	0	2,443	6,221	8,664	198	8,466	0	S/L 40.0	2005(A)
Northridge, CA	0	56	0	0	56	56	5	51	0	S/L 40.0	2005(A)
Fairfield, CA	9,140	11,514	0	9,140	11,514	20,654	363	20,291	0	S/L 40.0	2005(A)
Garden Grove, CA	4,955	5,392	0	4,955	5,392	10,347	172	10,175	0	S/L 40.0	2005(A)
San Diego, CA	5,508	8,294	0	5,508	8,294	13,802	262	13,540	0	S/L 40.0	2005(A)
Carson City, NV	1,928	4,841	0	1,928	4,841	6,769	154	6,615	0	S/L 40.0	2005(A)
Tucson, AZ	1,938	4,151	0	1,938	4,151	6,089	133	5,956	0	S/L 40.0	2005(A)
Redding, CA	1,978	5,831	0	1,978	5,831	7,809	185	7,624	0	S/L 40.0	2005(A)
San Antonio, TX	2,403	2,697	0	2,403	2,697	5,100	87	5,013	0	S/L 40.0	2005(A)
Chandler, AZ	2,136	5,831	0	2,136	5,831	7,967	185	7,782	0	S/L 40.0	2005(A)
Chino, CA	4,974	7,052	0	4,974	7,052	12,026	224	11,802	0	S/L 40.0	2005(A)
Las Vegas, NV	2,621	6,039	0	2,621	6,039	8,660	192	8,468	0	S/L 40.0	2005(A)
Clovis, CA	0	9,057	0	0	9,057	9,057	286	8,771	0	S/L 40.0	2005(A)
Santa Maria, CA	1,117	8,736	0	1,117	8,736	9,853	276	9,577	0	S/L 40.0	2005(A)
El Cajon, CA	0	15,648	0	0	15,648	15,648	492	15,156	0	S/L 40.0	2005(A)
Ukiah, CA	1,632	2,368	0	1,632	2,368	4,000	76	3,924	0	S/L 40.0	2005(A)
Madera, CA	1,770	746	0	1,770	746	2,516	26	2,490	0	S/L 40.0	2005(A)
Mesa, AZ	2,551	11,951	0	2,551	11,951	14,502	377	14,125	0	S/L 40.0	2005(A)
Burbank, CA	0	20,834	0	0	20,834	20,834	611	20,223	0	S/L 40.0	2005(A)
North Fullerton, CA	4,163	5,980	0	4,163	5,980	10,143	190	9,953	0	S/L 40.0	2005(A)
Tulare, CA	2,868	4,200	0	2,868	4,200	7,068	134	6,934	0	S/L 40.0	2005(A)
Porterville, CA	1,681	4,408	0	1,681	4,408	6,089	141	5,948	0	S/L 40.0	2005(A)
Lompac, CA	2,275	2,074	0	2,275	2,074	4,349	67	4,282	0	S/L 40.0	2005(A)
Palmdale, CA	4,589	6,544	0	4,589	6,544	11,133	207	10,926	0	S/L 40.0	2005(A)
Anaheim, CA	8,900	11,925	0	8,900	11,925	20,825	376	20,449	0	S/L 40.0	2005(A)
Sonora, CA	1,889	6,860	0	1,889	6,860	8,749	217	8,532	0	S/L 40.0	2005(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2006
(In thousands)
								Total			Date
								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Phoenix, AZ	2,334	8,453	0	2,334	8,453	10,787	267	10,520	0	S/L 40.0	2005(A)
Foot Hill Ranch, CA	5,409	9,383	0	5,409	9,383	14,792	296	14,496	0	S/L 40.0	2005(A)
Reno, NV	2,695	5,078	0	2,695	5,078	7,773	162	7,611	0	S/L 40.0	2005(A)
Las Vegas, NV	5,736	5,795	0	5,736	5,795	11,531	184	11,347	0	S/L 40.0	2005(A)
Folsom, CA	3,461	11,036	0	3,461	11,036	14,497	348	14,149	0	S/L 40.0	2005(A)
Slatten Ranch, CA	5,439	11,728	0	5,439	11,728	17,167	370	16,797	0	S/L 40.0	2005(A)
Cicero, NY (Bear Rd)	1,784	3,242	0	1,784	3,277	5,061	282	4,779	0	S/L 31.5	2004(A)
Buffalo, NY	2,341	8,995	0	2,341	9,232	11,573	811	10,762	0	S/L 31.5	2004(A)
West Seneca, NY	2,929	12,926	0	2,929	12,926	15,855	1,096	14,759	0	S/L 31.5	2004(A)
N. Tonawanda, NY	5,878	21,291	0	5,878	21,746	27,624	1,928	25,696	0	S/L 31.5	2004(A)
Amherst, NY	5,873	22,458	0	5,873	22,860	28,733	1,971	26,762	0	S/L 31.5	2004(A)
Jamestown, NY	155	4,849	0	155	4,860	5,015	433	4,582	1,454	S/L 31.5	2004(A)
Hamburg, NY	2,655	7,369	0	2,655	7,746	10,401	642	9,759	0	S/L 31.5	2004(A)
Ithaca, NY	9,198	42,969	0	9,198	43,003	52,201	3,583	48,618	18,272	S/L 31.5	2004(A)
Hamburg, NY	3,303	16,239	0	3,303	16,597	19,900	1,441	18,459	0	S/L 31.5	2004(A)
Lynchburg, VA	1,848	1,911	0	1,848	1,935	3,783	184	3,599	0	S/L 31.5	2004(A)
Depew, NY	5,017	16,867	0	5,017	17,134	22,151	1,425	20,726	0	S/L 31.5	2004(A)
Rochester, NY	9,323	15,757	0	9,323	15,858	25,181	1,404	23,777	0	S/L 31.5	2004(A)
Niagara, NY	894	6,699	0	894	6,826	7,720	603	7,117	0	S/L 31.5	2004(A)
West Seneca, NY	2,576	2,590	0	2,576	2,688	5,264	233	5,031	0	S/L 31.5	2004(A)
Tonawanda, NY	1,519	1,830	0	1,519	2,165	3,684	183	3,501	0	S/L 31.5	2004(A)
Orland Park, IL	10,430	13,081	0	10,430	13,090	23,520	1,119	22,401	0	S/L 31.5	2004(A)
Florence, KY	3,946	6,296	0	3,946	6,414	10,360	571	9,789	0	S/L 31.5	2004(A)
Hamburg, NY	4,071	17,142	0	4,071	17,142	21,213	1,488	19,725	0	S/L 31.5	2004(A)
Tonawanda, NY	3,061	6,887	0	3,061	6,906	9,967	596	9,371	0	S/L 31.5	2004(A)
Hamburg, NY	4,152	22,075	0	4,152	22,075	26,227	1,856	24,371	0	S/L 31.5	2004(A)
Columbus, OH (Consumer Square)	9,828	22,858	0	9,828	23,271	33,099	2,038	31,061	13,522	S/L 31.5	2004(A)
Louisville, KY (Outer Loop)	4,180	747	0	4,180	981	5,161	97	5,064	0	S/L 31.5	2004(A)
Frankfurt, KY (Eastwood)	2,307	8,546	0	2,307	8,654	10,961	767	10,194	0	S/L 31.5	2004(A)
Tampa, FL (Horizon Park)	12,112	11,277	0	12,112	12,422	24,534	1,135	23,399	0	S/L 31.5	2004(A)
Olean, NY	8,834	29,813	0	8,834	30,260	39,094	2,845	36,249	4,410	S/L 31.5	2004(A)
N. Charleston SC (N Charl Ctr)	5,146	5,990	0	5,146	8,173	13,319	619	12,700	10,458	S/L 31.5	2004(A)
Jacsonville, FL (Arlington Road)	4,672	5,085	0	4,672	5,126	9,798	482	9,316	0	S/L 31.5	2004(A)
West Long Branch, NJ (Monmouth)	14,131	51,982	0	14,131	52,840	66,971	4,431	62,540	12,742	S/L 31.5	2004(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2006
(In thousands)
								Total			Date
								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Big Flats, NY (Big Flats I)	22,229	52,579	0	22,229	55,694	77,923	5,420	72,503	13,361	S/L 31.5	2004(A)
Hanover, PA	4,408	4,707	0	4,408	4,707	9,115	428	8,687	0	S/L 31.5	2004(A)
Mays Landing, NJ (Wrangelboro)	49,033	107,230	0	49,033	108,175	157,208	9,122	148,086	48,127	S/L 31.5	2004(A)
Plattsburgh, NY	10,734	34,028	0	10,734	34,941	45,675	3,122	42,553	8,253	S/L 31.5	2004(A)
Niagara Falls, NY	3,175	7,432	0	3,175	7,729	10,904	642	10,262	0	S/L 31.5	2004(A)
Williamsville, NY	5,021	6,768	0	5,021	7,110	12,131	590	11,541	0	S/L 31.5	2004(A)
Niagara Falls, NY	4,956	11,370	0	1,973	3,191	5,164	282	4,882	0	S/L 31.5	2004(A)
Amherst, NY	29,729	78,602	0	29,729	79,617	109,346	6,831	102,515	24,492	S/L 31.5	2004(A)
Greece, NY	3,901	4,922	0	3,901	4,922	8,823	423	8,400	0	S/L 31.5	2004(A)
Buffalo, NY (Elmwood)	6,010	19,044	0	6,010	19,098	25,108	1,609	23,499	0	S/L 31.5	2004(A)
Orange Park, FL (The Village)	1,929	5,476	0	1,929	5,514	7,443	470	6,973	0	S/L 31.5	2004(A)
Lakeland, FL (Highlands)	4,112	4,328	0	4,112	4,403	8,515	389	8,126	0	S/L 31.5	2004(A)
Lockport, NY	9,253	23,829	0	9,253	23,882	33,135	2,042	31,093	12,090	S/L 31.5	2004(A)
Cortland, NY	1,622	22,235	0	1,622	22,235	23,857	1,858	21,999	0	S/L 31.5	2004(A)
Rochester, NY (Hen-Jef)	7,156	7,581	0	7,156	7,584	14,740	663	14,077	0	S/L 31.5	2004(A)
Buffalo, , NY (Delaware)	3,568	29,001	0	3,620	29,458	33,078	2,360	30,718	998	S/L 31.5	2004(A)
Amherst, NY (University Plaza)	3,909	14,134	0	3,909	14,214	18,123	1,208	16,915	0	S/L 31.5	2004(A)
Cheektowaga, NY (Thruway)	15,471	25,600	0	15,471	26,671	42,142	2,458	39,684	4,689	S/L 31.5	2004(A)
Walker, MI (Alpine Ave)	1,454	9,284	0	1,454	11,540	12,994	1,257	11,737	0	S/L 31.5	2004(A)
Toledo, OH	1,316	3,961	0	1,316	3,961	5,277	346	4,931	0	S/L 31.5	2004(A)
Amherst, NY	4,054	11,995	0	4,054	12,184	16,238	1,030	15,208	4,910	S/L 31.5	2004(A)
Erie, PA	2,175	13,286	0	2,175	14,487	16,662	1,168	15,494	0	S/L 31.5	2004(A)
New Hartford, NY	1,279	13,685	0	1,279	13,732	15,011	1,163	13,848	0	S/L 31.5	2004(A)
Niagara Falls, NY	2,784	3,872	0	2,784	3,988	6,772	392	6,380	0	S/L 31.5	2004(A)
Medina, NY	2,269	2,881	0	2,269	2,881	5,150	257	4,893	3,637	S/L 31.5	2004(A)
Tonawanda, NY (Sher/Delaware)	5,090	14,874	0	5,090	14,942	20,032	1,269	18,763	0	S/L 31.5	2004(A)
Mays Landing, NJ (Hamilton)	36,224	56,949	0	36,224	57,393	93,617	4,870	88,747	14,078	S/L 31.5	2004(A)
Gates, NY	9,369	40,672	0	9,369	40,772	50,141	3,428	46,713	24,454	S/L 31.5	2004(A)
Lantana, FL	5,448	12,333	0	5,448	12,402	17,850	812	17,038	3,937	S/L 31.5	2004(A)
Rome, NY (Freedom)	4,565	5,078	0	4,565	8,786	13,351	571	12,780	4,181	S/L 31.5	2004(A)
Englewood, FL	2,172	2,983	0	2,172	3,155	5,327	211	5,116	1,839	S/L 31.5	2004(A)
Utica, NY	2,869	14,621	0	2,869	14,637	17,506	1,249	16,257	0	S/L 31.5	2004(A)
Hamburg, NY (Milestrip)	2,527	14,711	0	2,527	14,872	17,399	1,309	16,090	0	S/L 31.5	2004(A)
Mooresville, NC	14,369	43,748	422	14,369	44,190	58,559	3,161	55,398	23,489	S/L 31.5	2004(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2006
(In thousands)
								Total			Date
								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Alden, NY	4,547	3,926	0	4,547	3,926	8,473	340	8,133	4,256	S/L 31.5	2004(A)
Amherst, NY (Sheridan/Harlem)	2,620	2,554	0	2,620	2,702	5,322	234	5,088	0	S/L 31.5	2004(A)
Indian Trail, NC	3,172	7,075	0	3,172	7,543	10,715	636	10,079	6,830	S/L 31.5	2004(A)
Dewitt, NY	1,140	6,756	0	1,140	6,756	7,896	567	7,329	0	S/L 31.5	2004(A)
Chili, NY	2,143	8,109	0	2,143	8,109	10,252	696	9,556	0	S/L 31.5	2004(A)
Ashtabula, OH	1,444	9,912	0	1,444	9,912	11,356	828	10,528	6,801	S/L 31.5	2004(A)
Irondequoit, NY (Ridgeview)	4,163	2,502	0	4,163	2,699	6,862	277	6,585	0	S/L 31.5	2004(A)
Springville, NY	1,454	9,835	0	1,454	9,879	11,333	837	10,496	5,851	S/L 31.5	2004(A)
Niskayuna, NY	20,297	51,155	0	20,297	51,916	72,213	4,522	67,691	23,715	S/L 31.5	2004(A)
Dansville, NY	2,806	4,905	0	2,806	4,925	7,731	420	7,311	0	S/L 31.5	2004(A)
Canandaigua, NY	5,132	5,073	0	5,132	5,073	10,205	348	9,857	5,364	S/L 31.5	2004(A)
Dewitt, NY (Dewitt Commons)	9,738	26,351	0	9,738	31,140	40,878	3,164	37,714	0	S/L 31.5	2004(A)
Victor, NY	2,374	6,433	0	2,374	6,433	8,807	507	8,300	6,504	S/L 31.5	2004(A)
Alamosa, CO	161	1,034	211	161	1,307	1,468	926	542	0	S/L 30	1986(C)
Wilmington, NC	4,785	16,852	1,183	4,287	34,765	39,052	12,662	26,390	20,135	S/L 31.5	1989(C)
Berlin, VT	859	10,948	24	866	14,371	15,237	7,826	7,411	4,940	S/L 30	1986(C)
Brainerd, MN	703	9,104	272	1,182	16,653	17,835	6,516	11,319	0	S/L 31.5	1991(A)
Spring Hill, FL	1,084	4,816	266	2,096	11,078	13,174	4,448	8,726	4,955	S/L 30	1988(C)
Tiffin, OH	432	5,908	435	432	10,863	11,295	4,854	6,441	0	S/L 30	1980(C)
Broomfield, CO (Flatiron Gard)	23,681	31,809	0	13,841	42,775	56,616	4,246	52,370	0	S/L 31.5	2003(A)
Denver, CO (Centennial)	7,833	35,550	0	7,971	53,270	61,241	14,471	46,770	37,544	S/L 31.5	1997(C)
Dickinson, ND	57	6,864	355	51	7,881	7,932	7,388	544	0	S/L 30	1978(C)
West Pasco, FL	1,422	6,552	9	1,358	6,666	8,024	4,394	3,630	4,784	S/L 30	1986(C)
Marianna, FL	1,496	3,500	130	1,496	3,736	5,232	1,938	3,294	0	S/L 31.5	1990(C)
Hutchinson, MN	402	5,510	657	427	6,987	7,414	5,551	1,863	0	S/L 30	1981(C)
New Bern, NC	780	8,204	72	441	5,280	5,721	2,407	3,314	0	S/L 31.5	1989(C)
Bayamon, PR (Plaza Del Sol)	132,074	152,441	0	132,759	154,565	287,324	9,343	277,981	0	S/L 31.5	2005(A)
Carolina, PR (Plaza Escorial)	28,522	76,947	0	28,601	77,190	105,791	4,794	100,997	0	S/L 31.5	2005(A)
Humacao, PR (Palma Real)	16,386	74,059	0	16,386	74,094	90,480	4,607	85,873	0	S/L 31.5	2005(A)
Isabela, PR (Plaza Isabela)	8,175	41,094	0	8,175	41,841	50,016	2,577	47,439	0	S/L 31.5	2005(A)
San German, PR (Camino Real)	3,215	24	0	3,223	24	3,247	7	3,240	0	S/L 31.5	2005(A)
Cayey, PR (Plaza Cayey)	19,214	25,584	0	19,611	26,105	45,716	1,637	44,079	0	S/L 31.5	2005(A)
Bayamon, PR (Rio Hondol)	91,645	98,007	0	91,898	101,354	193,252	5,913	187,339	55,802	S/L 31.5	2005(A)
San Juan, PR (Senorial Plaza)	10,338	23,285	0	10,338	23,850	34,188	1,474	32,714	14,490	S/L 31.5	2005(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2006
(In thousands)
								Total			Date
								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Bayamon, PR (Rexville Plaza)	4,294	11,987	0	4,294	12,149	16,443	767	15,676	8,730	S/L 31.5	2005(A)
Arecibo, PR (Atlantico)	7,965	29,898	0	8,094	30,717	38,811	1,890	36,921	14,580	S/L 31.5	2005(A)
Hatillo, PR (Plaza Del Norte)	101,219	105,465	0	101,219	106,421	207,640	6,555	201,085	0	S/L 31.5	2005(A)
Vega Baja, PR (Plaza Vega Baja)	7,076	18,684	0	7,076	18,699	25,775	1,178	24,597	0	S/L 31.5	2005(A)
Guyama, PR (Plaza Wal-Mart)	1,960	18,721	0	1,960	18,736	20,696	1,171	19,525	0	S/L 31.5	2005(A)
Fajardo, PR (Plaza Fajardo)	4,376	41,199	0	4,376	41,199	45,575	2,562	43,013	0	S/L 31.5	2005(A)
San German, PR (Del Oeste)	6,470	20,751	0	6,470	21,117	27,587	1,310	26,277	0	S/L 31.5	2005(A)
Princeton, NJ	7,121	29,783	0	7,121	35,934	43,055	9,226	33,829	25,310	S/L 31.5	1998(A)
Princeton, NJ (Pavilion)	6,327	44,466	0	7,217	54,639	61,856	9,063	52,793	0	S/L 31.5	2000(C)
Phoenix, AZ	15,352	22,812	1,601	15,352	26,141	41,493	7,217	34,276	16,733	S/L 31.5	2000(C)
Wichita, KS ( Eastgate)	5,058	11,362	0	5,222	12,386	17,608	1,982	15,626	0	S/L 31.5	2002(A)
Russellville, AR	624	13,391	0	624	14,019	14,643	5,513	9,130	0	S/L 31.5	1994(A)
N. Little Rock, AR	907	17,160	0	907	18,973	19,880	5,768	14,112	0	S/L 31.5	1994(A)
Ottumwa, IA	338	8,564	103	321	16,725	17,046	6,273	10,773	0	S/L 31.5	1990(C)
Washington, NC	991	3,118	34	878	4,414	5,292	1,988	3,304	0	S/L 31.5	1990(C)
Leawood, KS	13,002	69,086	0	13,231	76,088	89,319	8,916	80,403	49,117	S/L 31.5	1998(A)
Littleton, CO	12,249	50,709	0	12,448	52,426	64,874	7,072	57,802	0	S/L 31.5	2002(C)
Durham, NC	2,210	11,671	278	2,210	13,795	16,005	6,881	9,124	6,864	S/L 31.5	1990(C)
San Antonio, TX (N. Bandera)	3,475	37,327	0	3,475	37,691	41,166	5,464	35,702	0	S/L 31.5	2002(A)
Crystal River, FL	1,217	5,796	365	1,219	7,433	8,652	4,398	4,254	0	S/L 31.5	1986(C)
Bellefontaine, OH	998	3,221	0	998	5,544	6,542	1,387	5,155	0	S/L 30	1998(A)
Dublin, OH (Perimeter Center)	3,609	11,546	0	3,609	11,743	15,352	3,353	11,999	0	S/L 31.5	1998(A)
Hamilton, OH	495	1,618	0	495	1,618	2,113	449	1,664	0	S/L 31.5	1998(A)
Pataskala, OHI	514	1,679	0	514	1,707	2,221	469	1,752	0	S/L 31.5	1998(A)
Pickerington, OH	1,896	6,086	0	1,896	6,824	8,720	1,758	6,962	0	S/L 31.5	1998(A)
Barboursville, WV	431	1,417	2	0	2,555	2,555	524	2,031	0	S/L 31.5	1998(A)
Columbus, OH (Easton Market)	11,087	44,494	0	12,075	48,280	60,355	12,803	47,552	0	S/L 31.5	1998(A)
Columbus, OH (Dublin Village))	6,478	29,792	0	6,478	29,771	36,249	25,131	11,118	0	S/L 31.5	2005(A)
Denver, CO (Tamarac Square Mall)	2,990	12,252	0	2,987	13,575	16,562	3,061	13,501	0	S/L 31.5	2001(A)
Chelmsford, MA (Apollo Drive)	8,124	26,760	0	8,116	26,804	34,920	4,271	30,649	0	S/L 31.5	2001(A)
Daytona Beach, FL (Volusia Point)	3,838	4,485	0	3,834	4,741	8,575	879	7,696	0	S/L 31.5	2001(A)
Twinsburg, OH (Heritage Business)	254	1,623	0	254	1,798	2,052	309	1,743	0	S/L 31.5	2001(A)
Silver Springs, MD (Tech Center 29-1)	7,484	20,980	0	7,476	23,901	31,377	4,419	26,958	6,552	S/L 31.5	2001(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2006
(In thousands)
										Total				Date
										Cost,				of
	Initial Cost			Total Cost (B)						Net			Depreciable	Construction
		Buildings				Buildings				of			Lives	(C)
		&				&			Accumulated	Accumulated			(Years)	Acquisition
	Land	Improvements	Improvements	Land		Improvements		Total	Depreciation	Depreciation	Encumbrances		(1)	(A)

Portfolio Balance (DDR)	223,278	333,678	0	223,278		330,119		553,397	14,504	542,452	276,104	(2)	S/L 31.5

	$1,988,701	$4,937,976	$14,288	$1,970,291	(3)	$5,480,402	(4)	$7,450,693	$864,592	$6,589,660	$1,319,232

(1)	S/L refers to straight-line depreciation.

(2)	Includes $258.5 million of mortgage debt which encumbers 37 Mervyns sites.

(3)	Includes $200.9 million of land under development at December 31, 2006.

(4)	Includes $252.6 million of construction in progress at December 31, 2006.

(B)	The aggregate cost for federal income tax purposes was approximately $7.3 billion at December 31, 2006.

The changes in total real estate assets for the three years ended December 31, 2006 are as follows:

	2006	2005	2004

Balance, beginning of year	$7,029,337	$5,603,424	$3,884,911
Acquisitions and transfers from joint ventures	370,218	1,610,808	2,170,793
Developments, improvements and expansions	236,147	203,054	243,929
Changes in land under development and construction in progress	104,808	102,826	(7,011)
Real estate held for sale	(8,558)	—	—
Sales, retirements and transfers to joint ventures	(289,817)	(490,775)	(689,198)

Balance, end of year	$7,442,135	$7,029,337	$5,603,424

The changes in accumulated depreciation and amortization for the three years ended December 31, 2006 are as follows:

	2006	2005	2004

Balance, beginning of year	$692,823	$568,231	$458,213
Depreciation for year	193,527	170,701	132,647
Real estate held for sale	(3,326)	—	—
Sales and retirements	(21,758)	(46,109)	(22,629)

Balance, end of year	$861,266	$692,823	$568,231

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

By:	/s/ Scott A. Wolstein Scott A. Wolstein, Chairman and Chief Executive Officer

Date: February 21, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of February, 2007.

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