Form 10-K/A
period 2006-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2007-03-06
CIK 894315

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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2006 was $5.5 billion.
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
126,781,223 common shares outstanding as of March 2, 2007
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
     The registrant filed an Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) on February 21, 2007, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be subsequently filed with the Securities and Exchange Commission (the “Proxy Statement”). The registrant has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”), rather than incorporating it into the Form 10-K by reference to the Proxy Statement. Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.
     Also included in this Form 10-K/A are (a) the signature page, (b) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which have been re-executed and re-filed as of the date of this Form 10-K/A as Exhibits 31.03 and 31.04, respectively, and (c) the exhibit index set forth in Part IV, Item 15(b) of the Form 10-K, which has been amended and restated in its entirety as set forth below to include the additional certifications.
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
     The directors of the Company are as follows:

Period of
Service
Name and Age	Principal Occupation	as Director

Dean S. Adler 50	Chief Executive Officer, Lubert-Adler Partners, L.P. (real estate investments)	5/97-Present
Terrance R. Ahern 51	Principal, The Townsend Group (institutional real estate consulting)	5/00-Present
Robert H. Gidel 55	Managing Partner, Liberty Partners, LP (real estate investments)	5/00-Present
Victor B. MacFarlane 55	Managing Principal, MacFarlane Partners (real estate investments)	5/02-Present
Craig Macnab 51	Chief Executive Officer, National Retail Properties (real estate investment trust)	3/03-Present
Scott D. Roulston 49	Managing Partner and Director, Fairport Asset Management, LLC (investment advisor)	5/04-Present
Barry A. Sholem 51	Principal, MDS Capital, L.P. (venture capital company)	5/98-Present
William B. Summers, Jr. 56	Retired	5/04-Present
Scott A. Wolstein 54	Chairman of the Board of Directors of the Company and Chief Executive Officer of the Company	11/92-Present
          Dean S. Adler is currently the Chief Executive Officer of Lubert-Adler Partners, L.P. (“Lubert-Adler”), a private equity real estate investment company which he co-founded in 1997. Lubert-Adler currently manages over $2.5 billion in equity and $8 billion in assets in four real estate funds and has commenced a new $1.9 billion fund.

Mr. Adler is a certified public accountant. He currently serves as a member of the Board of Directors of Bed Bath & Beyond, Inc. and Electronics Boutique, Inc. Mr. Adler has served on community boards, including the UJA National Young Leadership Cabinet, and he is currently a member of the Alexis de Tocqueville Society of the United Way.
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
          Robert H. Gidel has been the Managing Partner of Liberty Partners, LP, a partnership that invests in real estate and finance focused operating companies, since 1998. Mr. Gidel is Chairman of the Board of Directors of LNR Property Holdings, a private multi-asset real estate company. Until January 2007, he was a member of the Board of Directors and lead director of Global Signal Inc., a REIT, of which he was chairman of the governance committee and a member of the compensation committee. Until 2005, he was also a trustee of Fortress Registered Investment Trust and a director of Fortress Investment Fund II, LLC, both of which are registered investment companies. From 1998 until 2005, Mr. Gidel was the independent member of the investment committee of the Lone Star Funds (I, II, III, IV & V).
          Victor B. MacFarlane has been the Managing Principal of MacFarlane Partners, which provides real estate advisory services to institutional investors, since he founded the partnership in 1987. Mr. MacFarlane has 28 years of real estate experience. He serves on the Board of Directors of the Real Estate Executive Council, the Initiative for a Competitive Inner City, Stanford Hospital & Clinics and the Dignity Fund. He also serves on the policy advisory board of the Fisher Center for Real Estate and Urban Economics at the University of California, Berkeley. He also is a member of the International Council of Shopping Centers, PREA, the Chief Executives Organization and the World Presidents’ Organization.
          Craig Macnab became the Chief Executive Officer and a Director of National Retail Properties, a publicly-traded real estate investment trust, in February 2004. Mr. Macnab was the Chief Executive Officer, President and a Director of JDN Realty Corporation (“JDN”) from 2000 to 2003, when JDN was acquired by the Company. Prior to joining JDN, Mr. Macnab was a consultant from 1999 through April 2000. Mr. Macnab is also currently a director of Per Se Technologies, Inc.
          Scott D. Roulston has been the Managing Partner and a Director of Fairport Asset Management, LLC, a registered investment advisor providing investment management and wealth management services, since 2004. From 2001 to 2004 he was the firm’s President and Chief Executive Officer. From 1990 until 2001, Mr. Roulston was the President and Chief Executive Officer of Roulston & Company, until it merged with The Hickory Group in 2001 to form Fairport Asset Management, LLC.
          Barry A. Sholem became a partner of MDS Capital, L.P., a venture capital company, and head of its real estate fund in July 2004. From 1995 until August 2000, Mr. Sholem was the Chairman of Donaldson, Lufkin & Jenrette, Inc. Real Estate Capital Partners, a $2 billion real estate fund that invests in a broad range of real estate-related assets, which he formed in January 1995, and, from August 2000 to November 2003, he was a Managing Director of Credit Suisse First Boston. Mr. Sholem is currently active in the Urban Land Institute (RCMF Council), the International Council of Shopping Centers, the University of California, Berkeley Real Estate Advisory Board and the Business Roundtable.
          William B. Summers, Jr. had been the Non-Executive Chairman of McDonald Investments Inc., an investment banking, brokerage and investment advisory firm, from 2000 until retiring in 2006. From 1994 until 1998, Mr. Summers was the President and Chief Executive Officer of McDonald Investments Inc., and from 1998 until 2000, Mr. Summers was the Chairman and Chief Executive Officer of McDonald Investments, Inc. Mr. Summers is also currently a director of Greatbatch, Inc. and RPM International, Inc.
          Scott A. Wolstein has been the Chief Executive Officer and a Director of the Company since its organization in 1992. Mr. Wolstein has been Chairman of the Board of Directors of the Company since May 1997. Prior to the organization of the Company, Mr. Wolstein was a principal and executive officer of Developers

Diversified Group, the Company’s predecessor. Following Mr. Wolstein’s graduation from law school, he was associated with the law firm of Thompson, Hine & Flory. He is currently a member of the Board of Governors and Executive Committee of NAREIT, Board of Directors of the Real Estate Roundtable, Board of Trustees of Hathaway Brown School, Board of Directors and Executive Committee Member of the Cleveland Chapter of the Red Cross, Board Member of the Cleveland Chapter of the Anti-Defamation League, Board of Directors of University Hospitals Health System, Board Member of the Greater Cleveland Partnership, Board Member of the Cleveland Development Advisors and member of the Executive Committee and Board of Trustees of the Zell-Lurie Wharton Real Estate Center. He is also a current member of the Urban Land Institute, PREA, the Visiting Committee and Advisory Council for the Case Western Reserve University’s Weatherhead School of Management, the National Advisory Council to Cleveland State University Law School and the World Presidents’ Organization. He also has served as past Chairman of the State of Israel Bonds, Ohio Chapter, a past Trustee of the International Council of Shopping Centers, President of the Board of Trustees of the United Cerebral Palsy Association of Greater Cleveland and as a member of the Board of the Great Lakes Theater Festival, The Park Synagogue and the Convention and Visitors Bureau of Greater Cleveland. Mr. Wolstein is a four-time recipient of the Realty Stock Review’s Outstanding CEO Award.
Audit Committee of the Board of Directors. The Audit Committee currently consists of Messrs. Ahern, Macnab, Roulston and Summers. The Audit Committee assists the Board of Directors in overseeing the integrity of the financial statements of the Company, the Company’s compliance with legal and regulatory requirements, the Company’s independent registered public accounting firm’s qualifications and independence, and the performance of the Company’s internal audit function and independent registered public accounting firm, and prepares the Audit Committee Report included in the Company’s annual proxy statement. All of the members of the Audit Committee are independent as independence is currently defined in the rules and regulations of the Securities and Exchange Commission (“SEC”), the New York Stock Exchange (“NYSE”) listing standards and the Company’s Corporate Governance Guidelines. The Board of Directors has determined that each member of the Audit Committee is a “financial expert” within the meaning of Item 407 of Regulation S-K under the federal securities laws. The Audit Committee held nine meetings in 2006.
Corporate Governance Documents
     The Company’s Board of Directors has adopted the following corporate governance documents:
•	Corporate Governance Guidelines, which guide the Board of Directors in the performance of its responsibilities to serve the best interests of the Company and its shareholders;

•	Written charters of the Audit Committee, Executive Compensation Committee and Nominating and Corporate Governance Committee;

•	Code of Ethics for Senior Financial Officers that applies to the chief executive officer, chief financial officer, controllers, treasurer, and chief internal auditor, if any, of the Company; and

•	Code of Business Conduct and Ethics that governs the actions and working relationships of the Company’s employees, officers and directors with current and potential customers, consumers, fellow employees, competitors, government and self- regulatory agencies, investors, the public, the media, and anyone else with whom the Company has or may have contact.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and owners of more than 10% of a registered class of the Company’s equity securities, to file with the SEC and the NYSE initial reports of ownership and reports of changes in ownership of common shares and other equity securities of the Company. Executive officers, directors and owners of more than 10% of the common shares are required by SEC regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a).
     To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2006, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except one late report on Form 4 for Mr. Wolstein filed March 9, 2006 reporting shares transferred to the Company on February 23, 2006 to satisy tax withholding obligations.
Item 11. EXECUTIVE COMPENSATION
     The following information is set forth with respect to the Company’s Chief Executive Officer, Chief Financial Officer and the other three most highly compensated executive officers, each of whom was serving as an executive officer at December 31, 2006 (the “named executive officers”).
Summary Compensation Table

							Change in
							Pension
						Non-	Value and
Name						Equity	Nonqualified
and				Stock	Option	Incentive	Deferred	All
Principal		Salary	Bonus	Awards	Awards	Plan	Compensation	Other
Position	Year	($)	($)	($)	($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)

(a)	(b)	(c) (1)	(d)	(e)(2)	(f)(3)	(g)(1)(4)	(h)	(i)(5)	(j)
Scott A. Wolstein	2006	$641,667	$—	$2,440,858	$691,277	$1,614,380	$—	$752,295	$6,140,477
Chairman & Chief Executive Officer

William H. Schafer	2006	$266,667	$—	$249,756	$51,113	$140,514	$—	$40,146	$748,196
Executive Vice President & Chief Financial Officer

David M. Jacobstein	2006	$436,333	$—	$606,202	$278,309	$519,300	$—	$92,974	$1,933,118
President & Chief Operating Officer

Daniel B. Hurwitz	2006	$425,171	$—	$972,633	$235,904	$505,900	$—	$62,710	$2,202,318
Senior Executive Vice President & Chief Investment Officer

Joan U. Allgood	2006	$268,333	$—	$272,428	$68,999	$162,000	$—	$37,460	$809,220
Executive Vice President of Corporate Transactions & Governance

(1)	The amounts reported in columns (c) and (g) include amounts deferred into the Company’s 401(k) Plan (a qualified plan) and Elective Deferred Compensation Plan (the “Deferred Plan”) (a nonqualified plan) for the year ended December 31, 2006 by Messrs. Wolstein, Schafer, Jacobstein and Hurwitz and Mrs. Allgood of: $86,125, $38,500, $417,747, $57,889 and $29,667, respectively. Under the Deferred Plan, amounts are payable to the executive at a date specified by the executive at the time of his or her deferral election in accordance with the provisions of the plan.

(2)	The amounts reported in column (e) reflect the dollar amount recognized for financial statement purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), of awards pursuant to the long-term incentive program and include amounts for awards granted in and prior to 2006. Deferred amounts are payable to the executive at a date specified by the executive at the time of his or her deferral election in accordance with the provisions of the plan. Assumptions used in the calculation of these amounts are included in footnote 17 to the financial statements included in the Company’s Annual Report on Form 10-K, for the year ended December 31, 2006, filed with the SEC on February 21, 2007.

(3)	The amounts reported in column (f) reflect the dollar amount recognized for financial statement purposes for the fiscal year ended December 31, 2006, in accordance with FAS 123(R), of awards pursuant to the long-term incentive program, and include amounts for awards granted in and prior to 2006. Assumptions used in the calculation of these amounts are included in footnote 17 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 21, 2007.

(4)	The amounts reported in column (g) reflect amounts earned by such executives as part of the Company’s Annual Incentive Plan and includes amounts deferred by the executives. The amount of incentive compensation earned is calculated as a percentage of annualized 2006 base compensation and is more fully described in Compensation Discussion and Analysis under “Non-Equity Incentive Plan Compensation” on page 18. In the case of Mr. Wolstein, the amount also includes an incentive payment of $683,000 earned as part of the RVIP Incentive program, which is more fully explained in Compensation Discussion and Analysis under “Base Salaries and Certain Other Annual Compensation” on page 17.

(5)	The amounts shown in column (i) reflect amounts related to contributions to the Company’s 401(k) plan and Elective Deferred Compensation Plan. “Other Compensation” also includes amounts paid to executives for a gross up relating to a supplemental long-term disability policy; automobile allowances; executive health coverage; tax and financial planning and business and country club memberships, each of which is more fully described in Compensation Discussion and Analysis under “Other Benefits” on page 24. In the case of Mr. Wolstein, he also received additional compensation in the amount of $650,000 in lieu of life insurance benefits, explained more fully in the Compensation Discussion and Analysis under “Base Salaries and Certain Other Annual Compensation” on page 17. None of the other amounts in column (i), if not a perquisite or personal benefit, exceed $10,000 or, if a perquisite or personal benefit, exceed the greater of $25,000 or 10% of the total amount of perquisites and personal benefits for such officer. The Company provides certain executives a long-term disability policy to supplement the group disability policies offered to all employees by the Company. This policy is a taxable benefit to Messrs. Wolstein, Schafer, Jacobstein, Hurwitz and Mrs. Allgood in the amount of $20,628, $6,156, $22,758, $7,884 and $8,091, respectively.

Grants of Plan-Based Awards for Fiscal Year 2006

									All Other
									Option	Exercise
								All Other	Awards:	or	Grant
		Estimated Future			Estimated Future			Stock	Number of	Base	Date
		Payouts			Payouts			Awards:	Securities	Price	Fair Value
		Under Non-Equity			Under Equity			Number of	Underlying	of Option	of Stock
	Grant	Incentive			Incentive Plan			Shares of Stock	Options	Awards	and Option
Name	Date	Plan Awards (1)			Awards (1)			or Units (#)	(#)	($/Sh)	Awards
		Threshold	Target	Maximum	Threshold	Target	Maximum
		($)	($)	($)	(#)	(#)	(#)
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h) (2)	(i) (3)	(j)	(k)
Scott A. Wolstein	8/16/2006	$0	$—	$3,000,000	$0	$—	$53,680				$990,327
	2/23/2006							25,950			$1,318,520
	2/23/2006								66,384	$50.81	$445,961
William H. Schafer	1/1/2006	$0	$—	$417,000	$0	$—	$12,850				$186,341
	2/23/2006							2,310			$117,371
	2/23/2006								5,901	$50.81	$39,642
David M. Jacobstein	2/23/2006							10,690			$543,159
	2/23/2006								27,340	$50.81	$183,667
Daniel B. Hurwitz	8/16/2006	$0	$—	$1,500,000	$0	$—	$26,840				$495,857
	2/23/2006							10,425			$529,694
	2/23/2006								26,669	$50.81	$179,160
Joan U. Allgood	1/1/2006	$0	$—	$417,000	$0	$—	$12,850				$186,341
	2/23/2006							2,400			$121,944
	2/23/2006								6,138	$50.81	$41,234

(1)	Amounts reflect grants made under Outperformance Plans granted to Messrs. Wolstein and Hurwitz on August 16, 2006 and, in the case of Mr. Schafer and Mrs. Allgood, on January 1, 2006. The parameters of these plans, which have a threshold of zero and do not provide for a target amount, are more fully described in the Compensation Discussion & Analysis under “Outperformance Awards” on page 22 and in Footnote 17 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 21, 2007.

(2)	Amounts shown in this column reflect restricted shares granted to the executives under the long-term incentive program granted on February 23, 2006 at $50.81.

(3)	The amounts shown in this column reflect option grants made to all of the executives under the long-term incentive program granted on February 23, 2006. The grant date fair value of the options ($6.67179 per option) was determined by using the Black Scholes Valuation method on the date of grant. See footnote 17 to the financial statements included in the CompanyAnnual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 21, 2007 for the assumptions used in the model.

Outstanding Equity Awards at Fiscal Year-End for Fiscal Year 2006

	Option Awards					Stock Awards
								Equity
								Incentive
								Plan	Equity
			Equity					Awards:	Incentive
			Incentive					Number of	Plan Awards:
		Number of	Plan					Unearned	Market or
	Number	Securities	Awards:			Number of		Shares,	Payout Value
	of	Underlying	Number of			Shares or		Units or	of Unearned
	Securities	Unexercised	Securities			Units of	Market Value of	Other	Shares, Units
	Underlying	Options	Underlying	Option		Stock That	Shares or Units	Rights	or Other
	Unexercised Options	(#)	Unexercised	Exercise	Option	Have Not	of Stock That	That Have	Rights That
	(#)	Unexercisable	Unearned	Price	Expiration	Vested	Have Not Vested	Not Vested	Have Not
	Exercisable	(1)	Options (#)	($)	Date	(#)	($)	(#)	Vested ($)

Name	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Scott A. Wolstein	0	57,996	—	$36.32	2/24/2014	205,229	$12,919,166	253,680	$16,350,000
	0	90,668	—	$41.37	2/24/2015
	0	66,384	—	$50.81	2/23/2016

William H. Schafer	4,500	0	—	$23.00	2/25/2013	6,192	$389,786	12,850	$1,028,000
	10,024	5,012	—	$36.32	2/24/2014
	4,223	8,446	—	$41.37	2/24/2015
	0	5,901	—	$50.81	2/23/2016

David M. Jacobstein	19,676	0	—	$23.00	2/25/2013	27,804	$1,750,262	133,333	$8,393,313
	45,978	22,989	—	$36.32	2/24/2014
	0	36,658	—	$41.37	2/24/2015
	0	27,340	—	$50.81	2/23/2016

Daniel B. Hurwitz	0	17,342	—	$36.32	2/24/2014	23,945	$1,507,338	160,173	$10,293,313
	16,263	32,526	—	$41.37	2/24/2015
	0	26,669	—	$50.81	2/23/2016

Joan U. Allgood	6,370	0	—	$23.00	2/25/2013	6,790	$427,431	12,850	$1,028,000
	11,494	5,747	—	$36.32	2/24/2014
	4,583	9,166	—	$41.37	2/24/2015
	0	6,138	—	$50.81	2/23/2016

(1)	All options listed for such named executive officer vest over the first three years of the ten-year term of the option.
Option Exercises and Stock Vested for Fiscal Year 2006

	Option Awards		Stock Awards (1)
			Number of Shares Acquired
	Number of Shares		on Vesting
	Acquired on Exercise (#)	Value Realized on Exercise ($)	(#)	Value Realized on Vesting ($)
Name	(a)	(b)	(c)	(d)
Scott A. Wolstein	224,113	$4,381,148	76,605	$3,754,881
William H. Schafer	19,678	$703,531	3,239	$164,038
David M. Jacobstein	51,597	$1,550,823	16,728	$846,650
Daniel B. Hurwitz	52,187	$1,108,283	13,268 (2)	$671,694
Joan U. Allgood	—	$—	4,179	$211,499

(1)	Reflects shares received pursuant to the Long-Term Incentive Compensation for the 2002-2006 grants by such named executive officer in the first quarter of 2006.

(2)	Mr. Hurwitz elected to defer the receipt of these shares pursuant to the Company’s Equity Deferred Compensation Plan.
Nonqualified Deferred Compensation for Fiscal Year 2006 (1)

	Executive	Registrant			Aggregate Balance
	Contributions in Last	Contributions in	Aggregate Earnings	Aggregate Withdrawals/	at Last
	FY ($)	Last FY ($)	in Last FY ($)	Distributions ($)	FYE ($)
Name	(a)	(b) (2)	(c)	(d)	(e)
Scott A. Wolstein	$66,125	$36,088	$1,667,197	$—	$40,643,727
William H. Schafer	$23,500	$5,850	$18,153	$—	$370,408
David M. Jacobstein	$397,747	$22,482	$124,661	$—	$2,939,624
Daniel B. Hurwitz	$714,583	$19,133	$97,791	$—	$2,647,890
Joan U. Allgood	$10,000	$8,243	$51,681	$—	$943,485

(1)	Nonqualified Deferred Compensation Plans, which include the Deferred Compensation Program and the Equity Deferred Compensation Program, are described more fully in the Compensation Discussion and Analysis under “Other Benefits” on page 24.

(2)	Amounts included as part of “Other Compensation” to such named executive officer in the Summary Compensation Table on page 6.

Employment Agreements
     The Company has entered into separate employment agreements with each of the named executive officers. Each of the employment agreements contains an “evergreen” provision that provides for an automatic extension of the agreement for an additional year at the end of each fiscal year, subject to the parties’ termination rights. In the case of Mr. Wolstein, the effect of the automatic extension is a two-year “evergreen” term.
     In the case of Mr. Wolstein, either party may terminate the agreement by giving one year’s prior written notice. In the case of Messrs. Schafer, Jacobstein, Hurwitz and Mrs. Allgood, the agreement can be terminated by the Company by giving 90 days prior written notice.
     The agreements provide for minimum base salaries subject to increases approved by the Executive Compensation Committee. The annual base salaries for 2006 were $641,667, $266,667, $436,333, $425,171 and $268,333 for Messrs. Wolstein, Schafer, Jacobstein, Hurwitz and Mrs. Allgood, respectively.
     Pursuant to the agreements, Messrs. Wolstein, Jacobstein and Hurwitz are provided use of company automobiles, financial and tax planning assistance and the payment of country and business club membership fees and dues. Mr. Schafer and Mrs. Allgood are entitled to car payments or allowances and are entitled to the payment of certain club membership fees and dues. In addition, the employment agreements for each of the Company’s named executive officers provides for participation in health, life, disability and other insurance plans, sick leave, reasonable vacation time and other customary fringe benefits. Attributed costs of these benefits for the named executive officers for 2006 are included in the Summary Compensation Table on page 6.
     Pursuant to the agreements, each of Messrs. Wolstein, Schafer, Jacobstein, Hurwitz and Mrs. Allgood is entitled to a bonus equal to a percentage of his or her base salary as determined by the Executive Compensation Committee. See the Compensation Discussion & Analysis under “Non-Equity Incentive Plan Compensation” for a discussion of the methods used to determine these bonuses and each of the named executive officer’s base and maximum bonus percentage.
     If the named executive officer’s employment is terminated by the Company without cause, or by the named executive officer for certain good reasons, he or she is entitled to receive (a) in the case of Mr. Wolstein, continued used of office space, office support and secretarial services at the expense of the Company for a period ending on the earlier of (i) Mr. Wolstein’s death, (ii) the date on which Mr. Wolstein commences other employment, or (iii) the fifth anniversary of the termination date, (b) in the case of Mr. Schafer, a payment equal to his annual salary plus the amount of the annual bonus payable to him prorated up through the date of termination and accrued by the Company as of the month of termination, (c) in the case of Mr. Jacobstein, a payment equal to two times annual salary plus the lesser of his annual salary or two times the amount of the bonus received by him for the fiscal year prior to the termination date, (d) in the case of Mr. Hurwitz, a payment equal to two times annual salary plus his target bonus for the year during which the termination occurs assuming all performance goals for such target amount have been met, (e) in the case of Mrs. Allgood, a payment equal to her annual salary plus the amount of the annual bonus payable to her prorated up through the date of termination and accrued by the Company as of the month of termination, and (f) in the case of Messrs. Schafer, Jacobstein and Hurwitz and Mrs. Allgood, continued life, disability and medical insurance for a period of one year following such termination.
     In the cases of Messrs. Schafer, Jacobstein and Hurwitz and Mrs. Allgood, the agreements also provide that to the extent that any of the payments to be made to under the Employment Agreement or the Change in Control Agreement discussed below (together with all other payments of cash or property, whether pursuant to the agreements or otherwise; but in the case of Mr. Schafer and Mrs. Allgood, excluding any units or awards granted or vested pursuant to his or her Outperformance Long-Term Incentive Plan Agreement or Performance Unit Agreement with the Company) constitutes “excess parachute payments” under certain tax laws, the Company will pay to the executive officer such additional amounts as are necessary to cause him to receive the same after-tax compensation that he would have but for the application of such tax laws.
Potential Payments Upon Termination or Change in Control
     The Company has entered into certain agreements and maintains certain plans that will require the Company to provide compensation and other benefits to named executive officers of the Company in the event of a termination of employment or a change in control of the Company. The amount of compensation payable to each named executive officer in each situation is listed in the tables below.
     Based on a hypothetical termination or change in control occurring on December 29, 2006 (the last business day of the fiscal year ending December 31, 2006), the following tables describe the potential payments upon such termination or change in control for each named executive officer.
Scott A. Wolstein

				Involuntary
				or Good
		Involuntary		Reason
Executive Benefits and	Retirement or Other	Not For		Termination
Payments	Voluntary	Cause	For Cause	(Change-in-
Upon Termination	Termination	Termination	Termination	Control)	Disability	Death
Compensation:
Cash Severance[1]	$0	$4,729,140 [2]	$0	$4,837,500	$3,613,342	$0
Long-term Incentives:
Unvested and Accelerated Restricted Stock[3]	$0 [4]	$0	$0	$23,001,049	$23,001,049	$23,001,049
Unvested and Accelerated Stock Options	$0	$0	$0	$4,306,951	$4,306,951	$4,306,951
Outperformance Units[5]	$0	$4,492,249	$0	$3,590,625	$4,492,249	$4,492,249

[1]	Amounts calculated pursuant to the terms of Mr. Wolstein’s employment agreement or change in control agreement, as applicable.

[2]	Mr. Wolstein’s employment agreement does not permit the Company to terminate his employment without cause unless three years’ prior notice is given. Accordingly, the Company has assumed for this hypothetical termination that Mr. Wolstein would receive a lump sum payment equal to the salary and bonus and health and welfare benefits he would have received under his employment agreement during the three-year period following the termination.

[3]	Includes restricted stock granted pursuant to the conversion of performance unit awards, as described in the Compensation Discussion and Analysis under “Performance Units” on page 21.

[4]	Pursuant to the plans under which restricted stock was awarded, the Compensation Committee may, in its discretion, accelerate the vesting of unvested restricted stock in the event of Mr. Wolstein’s retirement.

[5]	Amounts calculated pursuant to the terms of Mr. Wolstein’s outperformance long-term incentive agreement. For the hypothetical change in control on December 29, 2006, one of two equity appreciation metrics would have been achieved, the growth in funds from operations metric would not have been achieved, and the Company has assumed that the distretionary metric would have been achieved. In such event, the payment would be made upon the occurrence of the change in control. For the hypothetical without cause, death or disability termination, we have assumed that all the metrics will have been achieved during the measurement period ending on December 31, 2007, and that the maximum award would have been granted. In such event, the payment would be made on March 1, 2008.

					Involuntary
					or Good
		Involuntary			Reason
Executive Benefits and	Retirement or Other	Not For			Termination
Payments	Voluntary	Cause		For Cause	(Change-in-
Upon Termination	Termination	Termination		Termination	Control)	Disability		Death
Benefits & Perquisites:
Post-Termination Health and Welfare Benefits[6]	$0	$60,000	[2]	$0	$40,000	$0		$0
Life Insurance Proceeds	$0	$0		$0	$0	$0		$22,722,557	[9]
Disability Insurance Proceeds	$0	$0		$0	$0	$1,245,624	[10]	$0
280G Gross-Up7	$0	$0		$0	$0	$0		$0
Accrued Vacation Pay[8]	$0	$0		$0	$0	$0		$0
Post-Termination Office and Secretarial Services[6]	$700,000	$700,000		$0	$700,000	$700,000		$0

[6]	Estimated present value of benefits calculated assuming a 6.5% discount rate and an assumed rate of cost increase of 6.5%.

[7]	While Mr. Wolstein’s change in control agreement provides for a gross-up payment with respect to excess parachute payments under Section 280G, based on the assumed hypothetical change in control, the gross-up payment would not have been triggered.

[8]	Assumes all vacation was either used during the fiscal year or forfeited at year end pursuant to the Company’s vacation policy.

[9]	Includes a $400,000 payment under a group term life policy provided by the Company, a $11,878,998 payment (which is the benefit net of premiums to be reimbursed to the Company) under an individual voluntary policy for which the Company paid premiums prior to July 30, 2002 and a $10,443,559 payment (which is the benefit net of premiums to be reimbursed to the Company) under a survivor’s policy for which the Company paid premiums prior to July 30, 2002.

[10]	The estimated payments for long term disability utilize a present value calculation based upon the executive's age and maximum benefit available upon a total disability. In general, benefits are available until age 65.

William H. Schafer

				Involuntary
				or Good
		Involuntary		Reason
Executive Benefits and	Retirement or Other	Not For		Termination
Payments	Voluntary	Cause	For Cause	(Change-in-
Upon Termination	Termination	Termination	Termination	Control)	Disability		Death
Compensation:
Cash Severance[1]	$0	$406,411	$0	$853,334	$406,411		$406,411
Long-term Incentives:
Unvested and Accelerated Restricted Stock	$0	$0	$0	$389,786	$389,786		$389,786
Stock Options Unvested and Accelerated	$0	$0	$0	$387,372	$387,372		$387,372
Outperformance Units[2]	$0	$575,625	$0	$503,600	$575,625		$575,625
Benefits & Perquisites:
Post-Termination Health and Welfare Benefits[3]	$0	$20,000	$0	$40,000	$20,000		$20,000
Life Insurance Proceeds	$0	$0	$0	$0	$0		$400,000
Disability Insurance Proceeds	$0	$0	$0	$0	$2,000,243	[6]	$0
280G Gross-Up4	$0	$0	$0	$0	$0		$0
Accrued Vacation Pay[5]	$0	$0	$0	$0	$0		$0

[1]	Amounts calculated pursuant to the terms of Mr. Schafer’s employment agreement or change in control agreement, as applicable.

[2]	Amounts calculated pursuant to the terms of Mr. Schafer’s outperformance long-term incentive agreement. For the hypothetical change in control on December 29, 2006, one of two total shareholder return metrics would have been achieved and the growth in funds from operations metric would not have been achieved. In such event, the payment would be made upon the occurrence of the change in control. For the hypothetical without cause, death or disability termination, the Company has assumed that all the metrics will have been achieved during the measurement period ending on December 31, 2009, and that the maximum award would have been granted. In such event, the payment would be made on March 1, 2010.

[3]	Estimated present value of benefits calculated assuming a 6.5% discount rate and an assumed rate of cost increase of 6.5%.

[4]	While Mr. Schafer’s change in control agreement provides for gross-up protection with respect to excess parachute payments under Section 280G, based on the assumed hypothetical termination, the gross-up payment would not be triggered.

[5]	Assumes all vacation was either used during the fiscal year or forfeited at year end pursuant to the Company’s vacation policy.

[6]	The estimated payments for long term disability utilize a present value calculation based upon the executive's age and maximum benefit available upon a total disability. In general, benefits are available until age 65.

David M. Jacobstein

				Involuntary
				or Good
	Retirement	Involuntary		Reason
Executive Benefits and	or Other	Not For		Termination
Payments	Voluntary	Cause	For Cause	(Change-in-
Upon Termination	Termination	Termination	Termination	Control)	Disability		Death
Compensation:
Cash Severance[1]	$0	$1,315,800	$0	$1,973,700	$1,315,800		$1,315,800
Long-term Incentives:
Unvested and Accelerated Restricted Stock [2]	$0 [3]	$0	$0	$8,884,574	$8,884,574		$8,884,574
Unvested and Accelerated Stock Options	$0	$0	$0	$1,735,184	$1,735,184		$1,735,184
Benefits & Perquisites:
Post-Termination Health and Welfare Benefits[4]	$0	$20,000	$0	$40,000	$20,000		$20,000
Life Insurance Proceeds	$0	$0	$0	$0	$0		$400,000
Disability Insurance Proceeds	$0	$0	$0	$0	$1,201,019	[7]	$0
280G Gross-Up5	$0	$0	$0	$0	$0		$0
Accrued Vacation Pay[6]	$0	$0	$0	$0	$0		$0

[1]	Amounts calculated pursuant to the terms of Mr. Jacobstein’s employment agreement or change in control agreement, as applicable.

[2]	Includes restricted stock granted pursuant to the conversion of performance unit awards, as described in the Compensation Discussion and Analysis under “Performance Units” on page 21.

[3]	Pursuant to the plans under which restricted stock was awarded, the Compensation Committee may, in its discretion, accelerate the vesting of unvested restricted stock in the event of Mr. Jacobstein’s retirement.

[4]	Estimated present value of benefits calculated assuming a 6.5% discount rate and an assumed rate of cost increase of 6.5%.

[5]	While Mr. Jacobstein’s employment agreement provides for gross-up protection with respect to excess parachute payments under Section 280G, based on the assumed hypothetical termination, the gross-up payment would not be triggered.

[6]	Assumes all vacation was either used during the fiscal year or forfeited at year end pursuant to the Company’s vacation policy.

[7]	The estimated payments for long term disability utilize a present value calculation based upon the executive's age and maximum benefit available upon a total disability. In general, benefits are available until age 65.

Daniel B. Hurwitz

				Involuntary
				or Good
	Retirement	Involuntary		Reason
Executive Benefits and	or Other	Not For		Termination
Payments	Voluntary	Cause	For Cause	(Change-in-
Upon Termination	Termination	Termination	Termination	Control)	Disability		Death
Compensation:
Cash Severance[1]	$0	$1,602,375	$0	$1,922,850	$1,860,856		$1,860,856
Long-term Incentives:
Unvested and Accelerated Restricted Stock[2]	$0	$0	$0	$8,641,650	$8,641,650		$8,641,650
Unvested and Accelerated Stock Options	$0	$0	$0	$1,487,490	$1,487,490		$1,487,490
Outperformance Units[3]	$0	$2,246,124	$0	$1,795,313	$2,246,124		$2,246,124

Benefits & Perquisites:
Post-Termination Health and Welfare Benefits[4]	$0	$20,000	$0	$40,000	$20,000		$20,000
Life Insurance Proceeds	$0	$0	$0	$0	$0		$400,000
Disability Insurance Proceeds	$0	$0	$0	$0	$1,863,799	[7]	$0
280G Gross-Up5	$0	$0	$0	$0	$0		$0
Accrued Vacation Pay[6]	$0	$0	$0	$0	$0		$0

[1]	Amounts calculated pursuant to the terms of Mr. Hurwitz’s employment agreement or change in control agreement, as applicable.

[2]	Includes restricted stock granted pursuant to the conversion of performance unit awards, as described in the Compensation Discussion and Analysis under “Performance Units” on page 21.

[3]	Amounts calculated pursuant to the terms of Mr. Hurwitz’s outperformance long-term incentive agreement. For the hypothetical change in control on December 29, 2006, one of two equity appreciation metrics would have been achieved, the growth in funds from operations metric would not have been achieved, and the Company has assumed that the distretionary metric would have been achieved. In such event, the payment would be made upon the occurrence of the change in control. For the hypothetical without cause, death or disability termination, we have assumed that all the metrics will have been achieved during the measurement period ending on December 31, 2007, and that the maximum award would have been granted. In such event, the payment would be made on March 1, 2008.

[4]	Estimated present value of benefits calculated assuming a 6.5% discount rate and an assumed cost increase rate of 6.5%.

[5]	While Mr. Hurwitz’s employment agreement provides for gross-up protection with respect to excess parachute payments under Section 280G, based on the assumed hypothetical termination, the gross-up payment would not be triggered.

[6]	Assumes all vacation was either used during the fiscal year or forfeited at year end pursuant to the Company’s vacation policy.

[7]	The estimated payments for long term disability utilize a present value calculation based upon the executive's age and maximum benefit available upon a total disability. In general, benefits are available until age 65.

Joan U. Allgood

					Involuntary
					or Good
	Retirement		Involuntary		Reason
Executive Benefits and	or Other		Not For		Termination
Payments	Voluntary		Cause	For Cause	(Change-in-
Upon Termination	Termination		Termination	Termination	Control)	Disability		Death
Compensation:
Cash Severance[1]	$0		$435,242	$0	$858,666	$435,242		$435,242
Long-term Incentives:
Unvested and Accelerated Restricted Stock	$0	[2]	$0	$0	$427,493	$427,493		$427,493
Unvested and Accelerated Stock Options	$0		$0	$0	$424,705	$424,705		$424,705
Outperformance Units[3]	$0		$575,625	$0	$503,600	$575,625		$575,625
Benefits & Perquisites:
Post-Termination Health and Welfare Benefits[3]	$0		$20,000	$0	$40,000	$20,000		$20,000
Life Insurance Proceeds	$0		$0	$0	$0	$0		$400,000
Disability Insurance Proceeds	$0		$0	$0	$0	$1,668,428	[7]	$0
280G Gross-Up4	$0		$0	$0	$0	$0		$0
Accrued Vacation Pay[5]	$0		$0	$0	$0	$0		$0

[1]	Amounts calculated pursuant to the terms of Ms. Allgood’s employment agreement or change in control agreement, as applicable.

[2]	Pursuant to the plans under which restricted stock was awarded, the Compensation Committee may, in its discretion, accelerate the vesting of unvested restricted stock in the event of Ms. Allgood’s retirement.

[3]	Amounts calculated pursuant to the terms of Ms. Allgood’s outperformance long-term incentive agreement. For the hypothetical change in control on December 29, 2006, one of two total shareholder return metrics would have been achieved and the growth in funds from operations metric would not have been achieved. In such event, the payment would be made upon the occurrence of the change in control. For the hypothetical without cause, death or disability termination, the Company has assumed that all the metrics will have been achieved during the measurement period ending on December 31, 2009, and that the maximum award would have been granted. In such event, the payment would be made on March 1, 2010.

[4]	Estimated present value of benefits calculated assuming a 6.5% discount rate and an assumed rate of cost increase of 6.5%.

[5]	While Ms. Allgood’s change in control agreement provides for gross-up protection with respect to excess parachute payments under Section 280G, based on the assumed hypothetical termination, the gross-up payment would not be triggered.

[6]	Assumes all vacation was either used during the fiscal year or forfeited at year end pursuant to the Company’s vacation policy.

[7]	The estimated payments for long term disability utilize a present value calculation based upon the executive's age and maximum benefit available upon a total disability. In general, benefits are available until age 65.

Compensation Discussion and Analysis
Overview
     The following discussion and analysis should be read in conjunction with the information presented in the compensation tables, the footnotes to those tables and the related disclosures appearing elsewhere in this proxy statement.
     The compensation and benefits payable to the Company’s executive officers are established by or under the supervision of the Compensation Committee of the Company’s Board of Directors (the “Committee”). The Committee consists of four members, Robert H. Gidel (Chairman), Victor B. MacFarlane, Barry A. Sholem and William B. Summers, Jr., each of whom is an independent director within the meaning of the NYSE’s listing standards, a disinterested director within the meaning of Rule 16b-3 under the Securities Exchange Act, and a “non-employee director” within the meaning of Section 162(m) of the Internal Revenue Code.
     The Committee determines compensation for those officers considered “executive officers” under the rules and regulations of the SEC. Throughout this discussion and analysis, the individuals included in the Summary Compensation Table on page 6 (the “Compensation Table”) are referred to as the “named executive officers.”
     The Committee operates under a written charter (the “Charter”) adopted by the Board. A copy of the Charter is available at www.ddr.com under “Investor Relations.” Pursuant to the Charter, the fundamental responsibilities of the Committee, among others, are:
          1. To review and approve the goals and objectives relevant to the compensation of the Company’s executive officers, and amend, or recommend that the Board amend, these goals and objectives if the Committee deems it appropriate.
          2. To review the Company’s executive and employee compensation plans and, if the Committee deems it appropriate, recommend to the Board and shareholders, if required, the adoption of new plans or the amendment of existing plans.
          3. To review and approve the compensation for executive officers.
     The Charter provides that the Committee must meet at least two times annually. However, the Committee meets as often as necessary in order to discharge its duties effectively. During 2006, the Committee held five meetings. The agenda for each meeting is established by the Chairman of the Committee. The Committee regularly meets in executive session without management and frequently invites members of senior management to participate in its deliberations.
Compensation Philosophy and Objectives
     The Committee believes that the Company must be able to attract, retain and motivate superior senior executives and, in order to achieve this goal, those executives must be compensated at a level commensurate with their performance when measured against executives in comparable companies. The Committee also believes compensation packages provided by the Company to its senior executives, including the named executive officers, should include as a primary component both cash and equity-based compensation that reward performance as measured against annual, long-term and strategic goals designed to facilitate the achievement of the Company’s business objectives and the enhancement of shareholder value.
     In order to assure the alignment of interests between senior management and shareholders, the Committee believes that each senior executive should have a significant equity stake in the Company. That sentiment is shared by the Board, which adopted guidelines requiring each named executive officer to own during each year common shares or common share equivalents (including unvested restricted shares) with an aggregate value of no less than the sum of such named executive officer’s base salary plus his or her annual performance-based cash bonus for the immediately preceding year.
     As a result of the Committee’s “pay for performance” philosophy, a significant percentage of total compensation for the Company’s senior executives, including the named executive officers, is allocated to incentive awards. The Committee has no mandatory policy for the allocation between cash and non-cash or short-term and long-term incentive compensation. However, historically, 20-50% of a named executive officer’s compensation has been in the form of annual salaries, 20-50% has been in the form of annual performance-based cash bonuses and 20-50% has been in the form of long-term incentive compensation. Generally, the higher ranking the officer, the more of his or her compensation is incentive and equity based, making a significant portion of the value of his or her total pay package dependent on long-term stock appreciation.
Compensation Setting Process
     In keeping with its philosophy, the Committee, with advice from a compensation consultant retained by the Committee, established a peer group of companies (the “Compensation Peer Group”) consisting of REITs of similar size to the Company and REITs with retail assets as their primary focus, since these entities compete with the Company for investment dollars and talent. The total compensation for the named executive officers has generally exceeded the average total compensation paid to similarly situated executives of the companies comprising the Compensation Peer Group, because the performance of the named executive officers has enabled the Company’s shareholders to receive returns in excess of the average of their Compensation Peer Group counterparts.
     In keeping with past practices, in 2006 the Committee engaged an outside consultant to assist the Committee in its process. The consultant conducted a review of the total compensation programs for Messrs. Wolstein, Jacobstein and Hurwitz and provided relevant data and suggestions to the Committee with respect to the compensation of all named executive officers.
     The Committee views the process of setting compensation as a collaborative effort with senior management. The executive compensation setting process generally begins with the Committee’s compensation consultant reviewing the composition of the Compensation Peer Group and the Company’s financial results of the prior year and advising senior management and the Committee of its analysis and any recommended changes. The Committee then typically meets with Messrs. Wolstein, Jacobstein and Hurwitz to discuss the consultant’s conclusions, the performance of other senior executives, and the metrics used to determine performance-based awards for the immediately preceding fiscal year to assure that the achievement of those metrics facilitated the achievement of the Company’s business objectives for that fiscal year and whether any such metric should be modified or replaced for the current fiscal year. Generally, Mr. Wolstein then makes recommendations to the Committee regarding all elements of suggested compensation for the Company’s executive officers, including the named executive officers, other than himself. These recommendations are based on guidance from the Committee and its consultant concerning overall compensation levels and individual performances. The Committee then either accepts or modifies Mr. Wolstein’s proposals. In establishing executive compensation for Mr. Wolstein, the Committee and its consultant measure his compensation relative to the compensation of the most senior executives at the Compensation Peer Group companies.
Elements of Compensation
     The elements of the Company’s executive compensation for 2006 consisted of base salary; performance-based cash bonuses; long-term equity-based compensation in the form of stock options, restricted shares and outperformance awards; retirement benefits in the form of a qualified defined contribution plan and non-qualified deferred compensation plans; and life insurance, health insurance and other perquisites and personal benefits.
Components of the Compensation Program
     Short-Term Compensation
     Base Salaries and Certain Other Annual Compensation. The salaries and certain other annual compensation for the Company’s named executive officers in 2006 were based on the Company’s past practices and prior contractual commitments, and comparisons of compensation paid by companies in the Compensation Peer Group. Base salaries are intended to provide the named executive officers with a level of income for services rendered by them each year. The named executive officers have employment agreements with the Company that provide that their base salaries may not be amounts less than those specified in their respective employment agreements.

     After analysis, and based on the recommendation of Mr. Wolstein and the Company’s outside consultant, the Committee determined that, for 2006, the base salaries of the named executive officers should generally be increased by 2-5% over their base salaries for 2005. The Committee believes that the increases in base salaries for 2006 generally represented adjustments for cost of living increases and were reasonable and comparable to the percentage increases given to all employees of the Company. For information on the amount of base salaries paid to the named executive officers in 2006, please refer to the Compensation Table.
     In addition, pursuant to Mr. Wolstein’s prior employment agreement, the Company was obligated to provide certain life insurance benefits to Mr. Wolstein and his family. Because such insurance arrangement, commonly referred to as “split dollar life insurance,” is characterized as a loan for tax purposes, the Company determined that such insurance arrangement may be prohibited by the Sarbanes-Oxley Act of 2002, which prohibits a company from making loans to its executive officers and directors. The Sarbanes-Oxley Act of 2002 was enacted on July 30, 2002, and therefore the Company did not make any premium payments on the split dollar life insurance policies after that date. Mr. Wolstein’s employment agreement was amended to provide that the Company no longer has an obligation to provide the split dollar life insurance benefits, and in lieu of the split dollar life insurance benefits, the Company incurred an obligation to provide Mr. Wolstein an additional $650,000 per year in compensation for fiscal years 2003 through 2007. After 2007, the Company will have no further obligation to pay this additional compensation or to provide split-dollar life insurance benefits. The Company has retained the right to be reimbursed for all premiums paid by the Company prior to July 30, 2002, for split-dollar life insurance policies from the proceeds payable on the policies.
     In 1998, the Company formed the Retail Value Investment Program (“RVIP”) with Prudential Real Estate Investors (“Prudential”). RVIP invests in retail properties that are in need of re-tenanting and marketing repositioning on a national basis. At the time RVIP was formed, Prudential required Mr. Wolstein to maintain an equity interest in RVIP. Mr. Wolstein subsequently assigned his interest to the Company in 1998. As a condition to this assignment and the termination of the requirement that Mr. Wolstein maintain an equity interest, Prudential required Mr. Wolstein to retain a significant economic interest in RVIP. The RVIP Incentive Compensation Agreement (the “RVIP Agreement”) was entered into between the Company and Mr. Wolstein to satisfy this requirement. Pursuant to the RVIP Agreement, Mr. Wolstein is entitled to receive between 0% and 25% of any distributions made to the general partners in the RVIP. The percentage of distributions earned is determined based on the Company’s achievement of either (i) an average annual total shareholder return of 6% to 12% or more or (ii) an average increase in per share Funds From Operations of 5% to 10% or more before deducting any compensation expense from distributions received by the Company. Pursuant to the RVIP Agreement, Mr. Wolstein earned $683,000 in incentive compensation in 2006.
     Non-Equity Incentive Plan Compensation. All senior officers, including the named executive officers, are eligible to receive annual cash performance bonuses. The Company bases annual cash performance bonuses on the participants’ levels of responsibility and salary, overall corporate performance and individual qualitative performances. The bonuses are in the form of lump-sum cash incentive payments that are earned if the Company reaches certain performance benchmarks. Prior to 2005, Funds From Operations (“FFO”) per common share was the only benchmark used to determine annual cash bonus payments. Since 2005, the benchmarks have been expanded by the Committee to include (a) FFO per common share, (b) the Company’s earnings before interest, taxes, depreciation and amortization (“EBITDA”), (c) total shareholder return relative to other REITs, and (d) a qualitative assessment of individual contributions and efforts. The preceding four metrics were selected by the Committee because they are recognized industry standards, easily quantifiable, incentivize the achievement of short-term Company goals that support the Company’s long-term success, and require superior performance compared to the Compensation Peer Group and the achievement of individual goals. Each of the four metrics is given equal weight by the Committee in determining the amount of a named executive officer’s annual cash bonus. In establishing performance criteria for any year, the Committee sets targets on a basis consistent with the Company’s budgeting and planning process for that year.
     For 2006, the incentive annual bonus opportunity which was available for each named executive officer, expressed as a percentage of his or her base salary, is set forth opposite the name of such named executive officer:

Named Executive Officer	Base	Maximum
Scott A. Wolstein	75%	150%

William H. Schafer	20%	60%

David J. Jacobstein	50%	125%

Daniel B. Hurwitz	50%	125%

Joan U. Allgood	20%	60%
     In 2006, the Company achieved the EBITDA and relative total shareholder return maximum bonus levels and a FFO bonus level slightly below maximum. Each of the named executive officers also made significant contributions to the Company’s overall performance. Therefore, the Committee awarded an annual cash bonus equal to 144.4% of his base salary to Mr. Wolstein, annual cash bonuses equal to 118.4% of their respective base salaries to Messrs. Jacobstein and Hurwitz, an annual cash bonus equal to 52% of his base salary to Mr. Schafer and an annual cash bonus equal to 60% of her base salary to Ms. Allgood. For information on the amount of annual cash bonuses paid to the named executive officers, please refer to the Compensation Table.
     Long-Term Incentive Compensation
     General. All of the Company’s executive officers, including the named executive officers, are eligible to receive awards of restricted common shares, stock options, performance units and outperformance awards pursuant to the 1996 Developers Diversified Realty Corporation Equity-Based Award Plan (the “1996 Award Plan”), the 1998 Developers Diversified Realty Corporation Equity-Based Award Plan (the “1998 Award Plan”), the 2002 Developers Diversified Realty Corporation Equity-Based Award Plan (the “2002 Award Plan”) and the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan (the “2004 Award Plan”). These plans give the Committee the latitude to design stock-based incentive compensation programs to promote high performance and the achievement of corporate goals by employees, foster the growth of stockholder value and enable employees to participate in the long-term growth and profitability of the Company. These types of awards reinforce the Committee’s long-term goal of increasing shareholder value by providing the proper nexus between the interests of senior management and the interests of the Company’s shareholders.
     Annual Long-Term Incentive Compensation. All senior officers, including the named executive officers, are eligible to receive annual long-term incentive awards based on their levels of responsibility, annual salary and cash bonus compensation, overall corporate performance and, in the case of all named executive officers other than Messrs. Wolstein, Jacobstein and Hurwitz, individual qualitative performances. The bonuses are in the form of incentive opportunities based in whole or in part on the achievement by the Company of certain performance targets.
     Prior to 2005, FFO per common share was the only benchmark used to determine annual long-term incentive compensation. Since 2005, the benchmarks have been expanded by the Committee to include FFO per common share and total shareholder return. These metrics were selected by the Committee because they are recognized industry standards, easily quantifiable, incentivize the achievement of short-term Company goals that support the Company’s long-term success and focus senior management directly on the creation of shareholder value. Each of the preceding two metrics is given equal weight by the Committee in determining the amount of the annual long-term incentive award for Messrs. Wolstein, Jacobstein and Hurwitz.

     There are no quantitative performance benchmarks directly utilized in determining the annual long-term incentive award payments for the named executive officers other than Messrs. Wolstein, Jacobstein and Hurwitz, because they have less control over and responsibility for the achievement of overall corporate objectives, and they are directly responsible for, and should be rewarded on the basis of the performance of, those specific areas for which they do have overall control and responsibility. Generally, however, in each year Mr. Schafer and Ms. Allgood receive a long-term incentive award approximately equal to the same percentage of his or her maximum award that Messrs. Wolstein, Jacobstein and Hurwitz receive in that year, adjusted for a qualitative assessment by Messrs. Wolstein, Jacobstein and Hurwitz of the named executive officer’s individual contributions and efforts.
     For 2006, the long-term incentive award available for each named executive officer, expressed as a multiple of the sum of his or her annual base salary plus annual performance-based cash bonus, is set forth opposite the name of the named executive officer.

Named Executive Officer	Base	Maximum
Scott A. Wolstein	0.75	1.50

William H. Schafer	0.125	0.50

David J. Jacobstein	0.50	1.00

Daniel B. Hurwitz	0.50	1.00

Joan U. Allgood	0.125	0.50
     In 2006, the Company achieved the maximum total shareholder return bonus level and a FFO bonus level slightly below maximum. Therefore, the Committee awarded a long-term incentive award of 1.375 times the sum of his annual base salary plus annual performance-based cash bonus to Mr. Wolstein and a long-term incentive award of 0.917 times the sum of their respective annual base salaries plus annual performance-based cash bonuses to Messrs. Jacobstein and Hurwitz. The long-term incentive award earned by Mr. Schafer was 0.42 times the sum of his annual base salary plus annual performance-based cash bonus and the long-term incentive award earned by Ms. Allgood was 0.50 times the sum of her annual base salary plus annual performance-based cash bonus. For information on the amount of long-term incentive awards paid to the named executive officers in 2006, please refer to the Compensation Table.
     Prior to 1999, long-term incentive awards were paid primarily in the form of stock options. However, consistent with the philosophy of the Committee and the Board in assuring that each of the Company’s senior executives has a significant equity stake in the Company, 75% of the value of each long-term incentive award payable for 2006 was in the form of grants of restricted shares vesting in five equal annual installments (with the exception of Mr. Jacobstein, whose restricted shares will vest in four equal annual installments so that he will be fully vested when his employment with the Company ends on December 31, 2010) and 25% of the value was in the form of stock options vesting in three equal annual installments. No restricted shares or stock options were granted to the named executive officers in 2006 other than through the long-term incentive award programs described in this discussion and analysis.
     Restricted Shares. The Company believes that restricted share awards provide significant incentives while directly aligning the interests of the Company’s senior management with the interests of the Company’s shareholders. To date, all of the Company’s awards of restricted common shares have been service-based awards that may be earned over a period of time to encourage the participant’s continued employment with the Company. The shares (with the exception of Mr. Jacobstein’s 2006 award) vest annually in 20% increments with the first increment vesting on the date of the award. The holder of restricted shares has the right to receive dividends with respect to all restricted shares immediately upon their grant; however, the holder has no other rights as a shareholder with respect to the restricted shares, including voting rights, until the shares have vested.
     In 2006, as a component of their long-term incentive compensation awards, the Company granted an aggregate of 51,775 restricted common shares to the named executive officers, allocated among them as described in the Compensation Table.
     Stock Options. The Company believes that stock option grants are a valuable motivating tool and provide a long-term incentive to management. Generally, if the Company granted stock options to an eligible employee upon commencement of employment, then the options were issued at the end of the fiscal quarter in which the employee commenced employment; and stock options granted as part of a long-term incentive award for ongoing employees were issued in February on the date on which the award was granted by the Committee during its regularly-scheduled February meeting to establish compensation levels and awards. Prior to January 1, 2007, the Committee has neither granted options with an exercise price that is less than the New York Stock Exchange’s closing price of the Company’s common shares on the business day immediately preceding the grant date, nor granted options which are priced on a date other than the business day immediately preceding the grant date. The Company also has never repriced any stock options or issued options with “reload” provisions. Effective January 1, 2007, the exercise price of options granted by the Company will be the New York Stock Exchange’s closing price of the common shares of the Company on the actual date of grant rather than at the close of the preceding business day.
     The majority of the options granted by the Committee, including those granted in 2006, vest at a rate of 33-1/3% per year over the first three years of a ten-year option term. Prior to the exercise of an option, the holder has no rights as a shareholder with respect to the shares subject to such option, including voting rights and the right to receive dividends.
     In 2006, as a component of their long-term incentive compensation awards, the Company granted an aggregate of 132,432 stock options to the named executive officers, allocated among them as described in the Compensation Table. The number of options granted was determined using the Black-Scholes valuation model.
     Performance Units. In order to incentivize certain named executive officers to remain employed by the Company, the Committee adopted two performance unit plans for Mr. Wolstein and one performance unit plan for each of Messrs. Jacobstein and Hurwitz. All plans contained a five-year measurement period to determine the total number of common shares that the executive was eligible to receive and a five-year vesting period after the measurement period during which the shares were earned. In each of the plans, in order to tie the value of the performance units directly to shareholder value, the benchmark used to determine the number of common shares into which the performance units were converted was the annualized total return (the “Annualized Total Return”) to shareholders during the five-year measurement period. Total return to Company shareholders was measured assuming a hypothetical investment of $100 in common shares of the Company on the first day of the measurement period and calculating the value of that investment as of the last day of the measurement period, assuming dividends paid on the common shares were reinvested into additional common shares. The difference between the initial investment and the value of the investment at the end of the measurement period was then divided by five to calculate Annualized Total Return.
     In 2000, Mr. Wolstein was granted 30,000 performance units that converted to a number of common shares based on Annualized Total Return over the five-year period that ended on December 31, 2004. The 30,000 performance units were eligible to be converted into a minimum of 30,000 common shares with additional common shares earned for Annualized Total Return goals that ranged from 11% to 18%. The maximum number of common shares that could be earned was 200,000. For the five year period ended December 31, 2004, Annualized Total Return was approximately 79%. As a result, pursuant to the conversion formula, Mr. Wolstein received the maximum 200,000 restricted shares, of which 30,000 restricted shares vested on January 1, 2005 and the remaining restricted shares awarded vested or will vest annually in 20% increments, the first 20% of which vested on January 1, 2006 and the second 20% of which vested on January 1, 2007.

     In 2002, Mr. Wolstein was granted an additional 30,000 performance units that converted to a number of common shares based on Annualized Total Return over the five-year period that ended on December 31, 2006. The 30,000 performance units were eligible to be converted into a minimum of 30,000 common shares with additional common shares earned for Annualized Total Return goals that ranged from 11% to 18%. The maximum number of common shares that could be earned was 200,000. For the five-year period ended December 31, 2006, Annualized Total Return was approximately 66%. Therefore, pursuant to the conversion formula, Mr. Wolstein received the maximum 200,000 restricted shares. The minimum 30,000 restricted shares received upon the conversion of the performance units granted in 2002 vested on January 1, 2007, and the remaining restricted shares awarded will vest annually in 20% increments beginning on January 1, 2008.
     In 2002, Messrs. Jacobstein and Hurwitz were each granted 20,000 performance units that were convertible to a number of common shares based on Annualized Total Return over the five-year period that ended on December 31, 2006. The minimum number of shares Messrs. Jacobstein and Hurwitz could earn was 20,000 and the maximum number of shares they could earn was 133,333, based on the same metrics contained in Mr. Wolstein’s 2002 plan. Therefore, pursuant to the conversion formula, each of Messrs. Jacobstein and Hurwitz received 133,333 restricted shares. The minimum 20,000 restricted shares received upon the conversion of the performance units vested on January 1, 2007, and the remaining restricted shares awarded will vest annually in 20% increments beginning on January 1, 2008.
     Outperformance Awards. In connection with its regular evaluation of the Company’s compensation programs in 2005, the Committee reassessed the performance unit component of the Company’s long-term incentive compensation program. While the performance units served the purpose of retaining the senior executives who received them, there were several aspects of the performance unit plans that the Committee believed could be improved. In particular, the Committee believed that granting a minimum award based entirely on tenure with the Company without any associated performance criteria was inconsistent with the Committee’s goal of achieving long-term incentive compensation that is performance based. The Committee also believed that because the performance units were an award in addition to other long-term incentive compensation, performance by the Company in excess of that required to receive annual long-term incentive compensation should be required to justify the grant of additional compensation. Finally, the Committee and Messrs. Wolstein, Jacobstein and Hurwitz also believed that a five-year vesting period commencing after a five-year measurement period was too long a term for a plan not designed primarily for retention, and that if superior Company performance was to be a condition to the grant of an award, then the reward should be made available to a broader group of executives, because superior performance by the Company would require a team of superior performers. Therefore, in 2006, the Committee chose to discontinue its practice of awarding performance units and granted outperformance awards to eleven senior executives of the Company, including Messrs. Wolstein, Hurwitz and Schafer and Ms. Allgood. Mr. Jacobstein was not granted an outperformance award because of his decision to no longer serve as the Company’s President effective in May of 2007.
     The outperformance awards are designed to recognize and compensate for achieving results in excess of those necessary to attain annual bonus and other long-term incentive compensation. Based on the recommendations of its compensation consultant and Mr. Wolstein, the Committee chose three metrics to determine whether an outperformance award should be granted: (a) FFO growth, (b) Annualized Total Return and (c) the Company’s Annualized Total Return compared to the Annualized Total Return to shareholders of the companies in a peer group chosen by the Committee after consultation with its outside consultant and Messrs. Wolstein and Hurwitz. The peer group is larger than the Compensation Peer Group in order to provide a broader base against which to evaluate the senior executives’ performance and the Company’s relative increase in shareholder returns. The Committee also chose to base 25% of the value of the outperformance awards for Messrs. Wolstein and Hurwitz on subjective factors relating to areas that the Committee believed were critical to the Company’s long-term success.
     All quantitative metrics are measured over a three-year period ending December 31, 2007 for Messrs. Wolstein and Hurwitz and a five-year period ending on December 31, 2009 for Mr. Schafer, Ms. Allgood and the other senior executives who were granted outperformance awards. Any award earned will vest on the March 1st immediately after the expiration of the measurement period. In all cases, the outperformance award relating to the FFO metric is expressed as a fixed dollar amount, and the outperformance award relating to the Annualized Total Return metrics is expressed as a number of common shares of the Company, subject to a cap on the value of the common shares which can be received. It is the intent of the Committee to pay all awards in shares of common stock of the Company; however, the Committee has retained the ability to pay the awards in cash. The Committee also retained the flexibility if no quantitative metric is achieved in full during the relevant measurement period, but any or all of the quantitative metrics have been substantially achieved, to award to the named senior executive an award equal to 25% of the total award that would have been awarded had all quantitative metrics been achieved in full.
     The outperformance award opportunity available for each named executive officer, expressed in dollars with respect to the FFO metric and the subjective metric and in number of common shares of the Company with respect to the Annualized Total Return (“ATR”) metrics, is set forth opposite his or her name:

Named Executive Officer	FFO Metric Opportunity	ATR Metrics Opportunity	Discretionary Metric Opportunity	Total Award Opportunity
Scott A. Wolstein	$1,500,000	53,680 shares with a maximum value of $3,760,000	$1,500,000	$6,760,000
William H. Schafer	$417,000	12,850 shares with a maximum value of $1,028,000	0	$1,445,000
Daniel B. Hurwitz	$750,000	26,840 shares with a maximum value of $1,880,000	$750,000	$3,380,000
Joan U. Allgood	$417,000	12,850 shares with a maximum value of $1,028,000	0	$1,445,000
Other Benefits
     Perquisites. Pursuant to their employment agreements, the named executive officers receive certain additional benefits. The Committee believes that these benefits are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior executives.
     Messrs. Wolstein, Jacobstein and Hurwitz are provided use of company automobiles, financial and tax planning assistance and the payment of club membership fees and dues. Mr. Schafer and Mrs. Allgood are entitled to car payments or allowances and are entitled to the payment of certain club membership fees and dues. In addition, the employment agreements for each of the Company’s executive officers provides for participation in health, life, disability and other insurance plans, sick leave, reasonable vacation time and other customary fringe benefits. Attributed costs of these benefits for the named executive officers for 2006 are included in the Compensation Table.

     Retirement Benefits. The Company has established a 401(k) plan for its employees pursuant to which the Company makes semi-monthly, matching contributions equal to 50% of each participant’s contribution, up to 6% of the sum of his or her base salary plus annual cash bonus, not to exceed the sum of 3% of the participant’s base salary plus annual cash bonus.
     Deferred Compensation Programs. The Company’s senior executives, including the named executive officers, are entitled to participate in the Company’s deferred compensation program and equity deferred compensation program. Pursuant to the deferred compensation program, eligible employees can defer up to 100% of their base salaries and annual performance-based cash bonuses, less applicable taxes and authorized benefits deductions, and pursuant to the equity deferred compensation program, eligible employees can defer up to 100% of their restricted shares earned as part of a long-term incentive award.
     The Company’s deferred compensation program is a funded, general obligation of the Company. Participants’ contributions are deferred into a nonqualified plan. The Company provides a matching contribution to any participant in a given year who has contributed the maximum permitted under the Company’s 401(k) plan. This matching contribution is equal to the difference between (a) 3% of the sum of the executive’s base salary and annual performance-based bonus deferred under the 401(k) plan and the deferred compensation program combined and (b) the actual employer matching contribution provided under the 401(k) plan. Earnings on a participant’s deferred account are based on the results of the investment measurement options available in the plan that are selected by the participant. Settlement is generally made in cash at a date determined by the participant at the time a deferral election is made. All of the named executive officers elected to defer all or a portion of their 2006 total annual cash compensation pursuant to the Company’s deferred compensation program. For information on the value of annual cash compensation deferred by the named executive officers in 2006, please refer to the Compensation Table and to the Non-Qualified Deferred Compensation Table on Page 9.
     Equity Deferred Compensation Program. The Company’s executive officers, including the named executive officers, have the right to defer the receipt of restricted shares and, for compensation earned prior to December 31, 2004, the gain otherwise recognizable upon the exercise of options, in accordance with the terms of the Company’s equity deferred compensation program. The value of participants’ deferrals are converted into units, based on the market value of the Company’s common shares at the time of the deferral, so that each unit is equivalent in value to one common share. The Company has established a rabbi trust, which holds common shares of the Company, to satisfy its payment obligations under the program. Common shares equal to the number of units credited to the participants’ accounts under the plans are placed in the rabbi trust. In the event of the Company’s insolvency, the assets of the rabbi trust are available to general creditors. Settlement of units is generally made in common shares of the Company at a date determined by the participant at the time a deferral election is made. Mr. Hurwitz elected to defer all of his restricted stock that vested in 2006 pursuant to the equity deferred compensation program. For information on the value of the 2006 awards, please refer to the Compensation Table.
     During their terms as employees, the named executive officers have deferred long-term incentive award compensation into the equity deferred compensation program represented by the following number of units with the following dollar value as of December 31, 2006:

Named Executive Officer	Number of Units	Value of Units
Scott A. Wolstein	507,715	$31,960,659
William H. Schafer	3,482	$219,192
David J. Jacobstein	32,708	$2,058,968
Daniel B. Hurwitz	37,005	$2,329,465
Joan U. Allgood	9,218	$582,273

Change in Control Agreements
     The Company has entered into a Change in Control Agreement with several executive officers, including each of the named executive officers. The change in control agreements are designed to promote stability and continuity of senior management. Under these agreements, certain benefits are payable by the Company if a “Triggering Event” occurs within two years (or three years for Mr. Wolstein) after a “Change in Control.”
     A “Triggering Event” occurs if within two years (or three years in the case of Mr. Wolstein) after a Change in Control (a) the Company terminates the employment of the named executive officer, other than in the case of a “Termination For Cause” (as defined in the applicable Change in Control Agreement), (b) the Company reduces the named executive officer’s title, responsibilities, power or authority in comparison with his or her title, responsibilities, power or authority at the time of the Change in Control, (c) the Company assigns the named executive officer duties that are inconsistent with the duties assigned to the named executive officer on the date on which the Change in Control occurred and which duties the Company persists in assigning to the named executive officer despite the prior written objection of that officer, (d) the Company (i) reduces the named executive officer’s base salary, his or her annual cash incentive bonus percentages of salary, his or her group health, life, disability or other insurance programs (including any such benefits provided to the named executive officer’s family), his or her pension, retirement or profit-sharing benefits or any benefits provided by the Company’s Equity-Based Award Plans, or any substitute therefor, (ii) excludes him or her from any plan, program or arrangement in which the other executive officers of the Company are included, (iii) establishes criteria and factors to be achieved for the payment of bonus compensation that are substantially different than the criteria and factors established for other similar executive officers of the Company or (iv) fails to pay the named executive officer any bonus compensation to which the named executive officer is entitled through the achievement of the criteria and factors established for the payment of such bonus or (e) the Company requires the named executive officer to be based at or generally work from any location more than 50 miles from the geographical center of Cleveland, Ohio.
     A “Change in Control” occurs if (a) any person or group of persons, acting alone or together with any of its affiliates or associates, acquires a legal or beneficial ownership interest, or voting rights, in 20% or more of the outstanding common shares, (b) at any time during a period of two years, individuals who were directors of the Company at the beginning of the period no longer constitute a majority of the members of the Board of Directors unless the election, or the nomination for election by the Company’s shareholders, of each director who was not a director at the beginning of the period is approved by at least a majority of the directors who are in office at the time of the election or nomination and were directors at the beginning of the period, (c) a record date is established for determining shareholders of the Company entitled to vote upon (i) a merger or consolidation of the Company with another real estate investment trust, partnership, corporation or other entity in which the Company is not the surviving or continuing entity or in which all or a substantial part of the outstanding shares are to be converted into or exchanged for cash, securities, or other property, (ii) a sale or other disposition of all or substantially all of the assets of the Company, or (iii) the dissolution of the Company, or (d) the Board or shareholders of the Company approve a consolidation or merger in which the Company is not the surviving corporation, the sale of substantially all of the assets of the Company, or the liquidation or dissolution of the Company.
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
     Each Change in Control Agreement provides that to the extent that any of the payments to be made to the named executive officer (together with all other payments of cash or property, whether pursuant to the agreement or otherwise, other than pursuant to a performance unit plan or an outperformance award) constitutes “excess parachute payments” under certain tax laws, the Company will pay the named executive officer such additional amounts as are necessary to cause him to receive the same after-tax compensation that he would have but for the application of such tax laws.

     The amounts payable pursuant to the Change in Control Agreements for the named executive officers upon the occurrence of a “triggering event’ and a “change in control” are contained under Potential Payments Upon Termination or Change in Control on pages 10-15.
Tax and Accounting Implications
     Nonqualified Deferred Compensation
     On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. While the final regulations have not yet become effective, the Company believes that it is operating in good faith compliance with the statutory provisions which were effective January 1, 2005.
     Accounting for Stock-Based Compensation
     Beginning on January 1, 2006, the Company began accounting for stock-based payments in accordance with the requirements of FASB Statement 123(R).
Compensation Committee Report
      The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
Executive Compensation Committee
Robert H. Gidel, Chairman
Victor B. MacFarlane
Barry A. Sholem
William B. Summers, Jr.
Compensation Committee Interlocks and Insider Participation
      None of the Company’s executive officers or directors serves or has served on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company’s Board of Directors or Executive Compensation Committee.

Compensation of Directors
2006 Director Compensation Table

	Fees Earned or
	Paid in Cash		Stock Awards	Total
Name	($)		($)	($)
Dean S. Adler	$100,000	(1)	$0	$100,000
Terrance R. Ahern	$120,000	(1)	$0	$120,000
Mohsen Anvari (2)	$100,625	(1)	$0	$100,625
Robert H. Gidel (3)	$0		$135,120	$135,120
Victor B. MacFarlane	$101,875	(1)	$0	$101,875
Craig Macnab	$100,000	(1)	$0	$100,000
Scott D. Roulston	$100,000	(1)	$0	$100,000
Barry A. Sholem	$0		$100,192	$100,192
William B. Summers, Jr.	$50,000		$50,172	$100,172

(1)	Fees were deferred into Directors’ Deferred Compensation Plan.

(2)	Mr. Anvari resigned from the board in September 2006.

(3)	Mr. Gidel waived $20,000 in compensation he was entitled to as a fee for his services rendered as Chairman of the Executive Compensation Committee.
     Directors receive an annual fee of $100,000, which each director must elect to receive in the form of not less than 50% common shares (or common share equivalents due to the deferral of such fees as described below) and the balance in cash. Pursuant to the Company’s deferred compensation plans, directors may defer receipt of their fees, which are then converted into units which are the equivalent of common shares without voting rights. Fees are paid to directors in quarterly installments. The number of common shares to be issued quarterly is determined by converting one-fourth of the value of the director’s annual fees that such director elected to receive in the form of stock into common shares based on the fair market value of the common shares on the business day preceding the date of the issuance.

     Persons who chair the Audit Committee, the Executive Compensation Committee and the Nominating and Corporate Governance Committee are entitled to receive additional compensation of $20,000, $20,000 and $15,000, respectively, as a fee for services rendered as chair of these committees. The lead director is entitled to receive additional compensation of $35,000, as a fee for services rendered as lead director. Directors receiving this additional compensation may elect to receive it in the form of not less than 50% common shares (or common share equivalents due to the deferral of such fees under the Company’s deferred compensation plans) and the balance in cash. Fees are paid to the Committee Chair in quarterly installments. The number of common shares to be issued quarterly is determined by converting one-fourth of the value of the director’s fees that such director elected to receive in the form of stock into common shares based on the fair market value of the common shares on the business day preceding the date of the issuance.
     Each non-employee director is also reimbursed for expenses incurred in attending meetings.
     Directors’ Deferred Compensation Plans. Non-employee directors have the right to defer all or a portion of the cash portion of their fees pursuant to the Company’s deferred compensation plans. The Company’s deferred compensation plans are an unfunded, general obligation of the Company. Participants’ contributions are converted to units, based on the market value of the common shares, so that each unit is the economic equivalent of one common share without voting rights. Settlement of units is made in cash at a date determined by the participant at the time a deferral election is made. Messrs. Adler, Ahern, Anvari (who resigned from the board in September 2006), MacFarlane, Macnab and Roulston elected to defer certain of their 2006 fees pursuant to the Company’s deferred compensation plans. During their terms as directors, Messrs. Adler, Ahern, Anvari, MacFarlane, Macnab and Roulston have deferred compensation represented by the following number of units:

	Number of
	Units under the	Value of Units as
	Directors’ Deferred	of the Year Ended
Name	Compensation Plans	December 31, 2006 ($)
Dean S. Adler	13,532	$851,848
Terrance R. Ahern	11,422	$718,989
Mohsen Anvari	3,806	$239,556
Victor B. MacFarlane	6,418	$404,007
Craig Macnab	4,938	$310,820
Scott D. Roulston	2,625	$165,228
     Equity Deferred Compensation Plans. Directors have the right to defer the vesting of restricted share grants and, for compensation earned prior to December 31, 2004, the gain otherwise recognizable upon the exercise of options in accordance with the terms of the Company’s equity deferred compensation plans. The value of participants’ contributions are converted into units, based on the market value of the common shares, so that each unit is the economic equivalent of one common share without voting rights. The Company has established two rabbi trusts, which hold common shares of the Company, to satisfy its payment obligations under the plans. Common shares equal to the number of units credited to participants’ accounts under the plans are contributed to the first rabbi trust. The second rabbi trust will receive the amount of participants’ aggregate dividend equivalent account balances under the plans if participants elect to defer dividends. In the event of the Company’s insolvency, the assets of the rabbi trusts are available to general creditors. Settlement of units is made in common shares at a date determined by the participants at the time a deferral election is made.
     During their terms as directors, Messrs. Adler, Ahern, MacFarlane and Macnab have deferred compensation into the equity deferred compensation plans represented by the following number of units:

	Number of
	Units under the	Value of Units as
	Equity Deferred	of the Year Ended
Name	Compensation Plans	December 31, 2006 ($)
Dean S. Adler	1,029	$64,776
Terrance R. Ahern	1,362	$85,738
Victor B. MacFarlane	1,029	$64,776
Craig Macnab	695	$43,750

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information regarding the beneficial ownership of common shares of the Company as of February 22, 2007, except as otherwise disclosed in the notes below, by (a) the Company’s directors, (b) each other person who is known by the Company to own beneficially more than 5% of the outstanding common shares based on a review of filings with the Securities and Exchange Commission (the “SEC”), (c) the Company’s executive officers named in the Summary Compensation Table and (d) the Company’s executive officers and directors as a group. Except as otherwise described in the following notes, the following beneficial owners have sole voting power and sole investment power with respect to all common shares set forth opposite their respective names.

	Number of
	Common Shares		Percentage
	Beneficially Owned		Ownership
FMR Corp.	14,196,846	(1)	11.2%
82 Devonshire Street Boston, Massachusetts 02109
Barclays Global Investors, NA.	6,512,102	(2)	5.1%
45 Fremont Street San Francisco, California 94105
Scott A. Wolstein	2,138,969	(3)(4)(16)	1.7%
William H. Schafer	153,953	(4)(5)(16)	*
David M. Jacobstein	304,732	(4)(6)	*
Daniel B. Hurwitz	248,030	(4)(7)(16)	*
Joan U. Allgood	157,316	(4)(8)(16)	*
Dean S. Adler	2,386	(4)(10)	*
Terrance R. Ahern	17,053	(4)(9)(10)	*
Robert H. Gidel	18,697	(11)	*
Victor B. MacFarlane	12,250	(4)(10)(12)	*
Craig Macnab	76,894	(4)(10)(13)(16)	*
Scott D. Roulston	1,919	(10)(14)	*
Barry A. Sholem	23,069	(15)	*
William B. Summers, Jr.	5,355		*
All Current Executive Officers and Directors as a Group (17 persons)	3,379,538	(17)	2.7%

*	Less than 1%

(1)	Information for common shares owned as of December 31, 2006 is based on a report on Schedule 13G/A filed with the SEC on February 14, 2007 by FMR Corp., a parent holding company, and Edward C. Johnson 3d, an individual. Members of Mr. Johnson’s family may be deemed to form a controlling group with respect to FMR Corp. under the Investment Company Act of 1940. According to the information provided in the report, Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner of 13,445,300 shares. FMR Corp. and Mr. Johnson each has sole dispositive power with respect to these 13,445,300 shares. Strategic Advisers, Inc., a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner of 646 shares. Pyramis Global Advisors, LLC, an indirect wholly-owned subsidiary of FMR Corp. and an investment adviser registered under the Investment Advisers Act of 1940, is the beneficial owner of 28,800 shares. FMR Corp. and Mr. Johnson each has sole dispositive power with respect to and sole voting power over these shares. Pyramis Global Advisors Trust Company, an indirect-wholly owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), is the beneficial owner of 410,700 shares. FMR Corp. and Mr. Johnson each has sole dispositive power with respect to and sole voting power over these shares. Fidelity International Limited, approximately 47% of the voting power of which is owned by partnerships controlled by Mr. Johnson’s family and a qualified institution under Rule 13d-1(b)(1) under the Securities Exchange Act, has sole dispositive power with respect to 311,400 shares and sole power to vote over 295,700 shares. No one person’s interest in the common stock of the Company is more than 5% of the total oustanding common stock of the Company.

(2)	Information for common shares owned as of December 31, 2006 is based on a report on Schedule 13G filed with the SEC on January 23, 2007 by Barclays Global Investors, NA., a bank as defined in Section 3(a)(6) of the Securities Exchange Act, Barclays Global Fund Advisors, an investment adviser registered under the Investment Advisers Act of 1940, Barclays Global Investors Ltd., a bank as defined in Section 3(a)(6) of the Securities Exchange Act, and Barclays Global Investors Japan Trust and Banking Company Limited, a bank as defined in Section 3(a)(6) of the Securities Exchange Act, and Barclays Global Investors Japan Limited, an investment adviser registered under the Investment Advisers Act of 1940. According to the information provided in the report, Barclays Global Investors, NA. has sole voting power over 2,492,577 common shares and sole dispositive power with respect to 3,035,105 common shares; Barclays Global Fund Advisors has sole voting power over 3,109,986 common shares and sole dispositive power with respect to 3,109,986 common shares; Barclays Global Investors, Ltd. has sole voting power over 209,381 common shares and sole dispositive power with respect to 209,381 common shares; Barclays Global Investors Japan Trust and Banking Company Limited has sole voting power over 109,496 common shares and sole dispositive power with respect to 109,496 common shares; and Barclays Global Investors Japan Limited has sole voting power over 48,134 common shares and sole dispositive power with respect to 48,134 common shares. Also according to the Schedule 13G, the shares reported are held by such entities in trust accounts for the economic benefit of the beneficiaries of those accounts.

(3)	Includes 125,458 common shares subject to options currently exercisable or exercisable within 60 days. Does not include 714,728 common shares owned by Wolstein Business Enterprises, L.P., a family limited partnership, because Mr. Wolstein does not have dispositive or voting control of the common shares owned by this entity.

(4)	Does not include 416,186 stock units credited to Mr. Wolstein’s account when he elected to defer the gain attributable to the exercise of stock options pursuant to the Company’s equity deferred compensation plans. Does not include 152,755; 32,708; 37,005; 1,029; 1,362; 1,029; 695; 3,482 and 9,218 stock units credited to the accounts of Messrs. Wolstein, Jacobstein, Hurwitz, Adler, Ahern, MacFarlane and Macnab, Schafer and Mrs. Allgood, respectively, when such individual elected to defer the vesting of restricted common shares pursuant to the Company’s equity deferred compensation plans. The stock units represent the right to receive common shares at the end of the deferral period, but do not confer current dispositive or voting control of any common shares.

(5)	Includes 29,949 common shares subject to options currently exercisable or exercisable within 60 days.

(6)	Includes 116,085 common shares subject to options currently exercisable or exercisable within 60 days.

(7)	Includes 58,757common shares subject to options currently exercisable or exercisable within 60 days.

(8)	Includes 970 common shares owned by Mrs. Allgood’s husband, beneficial ownership of which is disclaimed by Mrs. Allgood. Includes 28,453 common shares subject to options currently exercisable or exercisable within 60 days.

(9)	Includes 15,000 common shares subject to options currently exercisable or exercisable within 60 days.

(10)	Does not include 13,532; 11,422; 6,387; 4,938; and 2,625 units credited to the accounts of Messrs. Adler, Ahern, MacFarlane, Macnab and Roulston pursuant to the Company’s directors’ deferred compensation plans. Each unit is the economic equivalent of one common share, but does not confer current dispositive or voting control of any common shares.

(11)	Includes 3,000 common shares owned by a partnership in which Mr. Gidel and his wife each have a one-half interest.

(12)	Includes 10,000 common shares subject to options currently exercisable or exercisable within 60 days.

(13)	Mr. Macnab shares voting and dispositive power with his wife with respect to 75,324 of such common shares.

(14)	Includes 607 common shares held in an individual retirement account.

(15)	Includes 16,000 common shares subject to options currently exercisable or exercisable within 60 days.

(16)	Includes 1,610,996, 117,812, 33,393, 16,576 and 68,885 common shares pledged as security by Messrs. Wolstein, Schafer, Hurwitz, Macnab and Mrs. Allgood, respectively.

(17)	Includes 143,187 common shares subject to options currently exercisable or exercisable within 60 days owned by executive officers not named in the table and 8,350 common shares pledged as security by executive officers not named in the table, in addition to the information set forth in the footnotes above regarding each individual director’s and executive officer’s holdings.

EQUITY COMPENSATION PLAN INFORMATION

				Number of Securities
				Remaining Available for
	Number of Securities		Weighted-average	Future Issuance Under
	to be Issued Upon		Exercise Price of	Equity Compensation
	Exercise of		Outstanding	Plans (excluding
	Outstanding Options,		Options, Warrants	securities reflected in
Plan Category	Warrants and Rights		and Rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	1,485,530	(2)	$37.81	2,140,792
Equity compensation plans not approved by security holders (3)	41,666		$18.41	N/A

Total	1,527,196		$37.28	2,140,792

(1)	Includes information related to the Company’s 1992 Employee’s Share Option Plan, 1996 Equity Based Award Plan, 1998 Equity Based Award Plan, 2002 Equity Based Award Plan and 2004 Equity Based Award Plan. Does not include 466,666 shares reserved for issuance under performance unit agreements and 184,220 shares reserved for issuance under outperformance unit agreements.

(2)	Does not include 297,958 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding.

(3)	Represents options issued to directors of the Company. The options granted to the directors were at the fair market value at the date of grant and vested over a three-year period.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Lease of Corporate Headquarters and Rental of Conference Facilities
     As a result of its rapid growth and expansion, the Company moved to a new headquarters facility in 1999. However, the Company continues to lease space at its former corporate headquarters in Moreland Hills, Ohio, which owned by Mrs. Bert Wolstein, the mother of Mr. Wolstein. Annual rental payments aggregating $610,900 were made in 2006 by the Company; however, the Company subleased a portion of this space and, as a result, the Company received $25,930 in payments from third parties. Rental payments made by the Company under the lease include the payment of the Company’s pro rata portion of maintenance and insurance expenses, real estate taxes and operating expenses over a base year amount. The lease expires on December 31, 2009.
Service Merchandise Asset Designation Rights and Loan
     In March 2002, the Company announced its participation in a joint venture with Lubert-Adler Real Estate Funds, of which Mr. Adler is a principal and in which he has a 0.5% economic interest, and Klaff Realty, L.P. The joint venture was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $242 million. The Company had a 25% interest in the joint venture and Lubert-Adler Real Estate Funds and Klaff Realty, L.P. had a combined approximate 75% interest. The designation rights enabled the joint venture to determine the ultimate use and disposition of the real estate interests held by the bankrupt estate. The transaction was approved by the U.S. Bankruptcy Court in Nashville, Tennessee. During 2006, the joint venture sold one site for an aggregate gain of approximately $167,761, of which the Company’s share was approximately $41,320. In addition, during 2006, the Company received an aggregate of approximately $676,513 from the joint venture in management, leasing, development and disposition fees under a management agreement, under which the Company performs certain administrative functions for the joint venture. In August 2006, the Company purchased the approximate 75% interest owned by Lubert-Adler Real Estate Funds and Klaff Realty, L.P. in the remaining 52 assets formerly occupied by Service Merchandise owned by the KLA/SM Joint Venture at a gross purchase price of approximately $138 million, based on a total valuation of approximately $185 million for all remaining assets of the KLA/SM Joint Venture, including outstanding indebtedness.
     In March 2002, DD Development Company II, Inc., a wholly-owned subsidiary of the Company, provided a construction loan to the joint venture in the principal amount of $7,717,130 that bore interest at a rate of 10.0% per annum. The loan was repaid in full during 2005 and was replaced by a new loan from the Company in the principal amount of $101,350,000 that bore interest at a rate of 8.0% per annum. The loan was repaid in full during 2006. The Company received $5,011,345 in interest income from this loan in 2006. The loan was repaid in conjunction with the purchase of the approximate 75% interest of Lubert-Adler Real Estate Funds and Klaff Realty, L.P. in the KLA/SM Joint Venture in August 2006. Fifty-one of the KLA/SM Joint Venture assets were subsequently sold to a newly formed Coventry II Joint Venture in September 2006, and the Company did not advance funds to this partnership to fund the acquisition.
Mervyns Joint Venture
     In 2005, the Company and Macquarie DDR Trust, an Australian Limited Property Trust (the “LPT”), formed the Mervyns Joint Venture, in which the Company and the LPT each hold a 50% interest. The Mervyns Joint Venture acquired the underlying real estate of 36 operating Mervyns stores for approximately $396,176,000 in 2005 and one additional site in 2006 for approximately $10,994,000. The Company also acquired one Mervyns site as a wholly-owned shopping center in 2006 for approximately $12,355,000. The Mervyns assets were acquired from several investment funds, one of which was managed by Lubert-Adler Real Estate Funds, which is owned and managed in part by Mr. Adler.
Management Agreement
     In February 2004, to facilitate the settlement of a lawsuit, the Company entered into a management agreement with a joint venture, the members of which are Mr. Scott Wolstein, Chairman of the Board of Directors and Chief Executive Officer of the Company, and the principal of the owner of the managed properties involved in the lawsuit. Mr. Wolstein holds an ownership interest of approximately 25.0% in the joint venture. The Company provides management and administrative services and receives fees equal to 3.0% of the gross income of each property for which services are provided, but not less than $5,000 per year from each such property. The management agreement automatically renews for additional one year periods each year, unless terminated earlier by either party upon 90 days’ notice to the other party. During 2006, the Company received $116,494 in fees pursuant to this arrangement.
Review, Approval or Ratification of Transactions with Related Persons
     The Company has a written policy regarding the review and approval of related party transactions. A proposed transaction between the Company and certain parties enumerated in the policy must be submitted to the Executive Vice President-Corporate Transactions and Governance. The relationship of the parties and the terms of the proposed transaction are reviewed by the Board’s Nominating and Corporate Governance Committee to determine if the proposed transaction would constitute a related party transaction. If the committee determines that the proposed transaction would be a related party transaction, it will make a recommendation to the Board of Directors. All related party transactions, whether or not those transactions must be disclosed under Federal securities laws, are approved by the Board pursuant to the policy and reviewed annually with the Audit Committee.
Independent Directors
      The Board of Directors has affirmatively determined that all of the directors, except for Messrs. Adler and Wolstein, are “independent directors” within the meaning of the listing standards of the NYSE. The Company’s Corporate Governance Guidelines provide that the Board of Directors will be comprised of a majority of independent directors and that only those directors or nominees who meet the listing standards of the NYSE will be considered independent. The Board of Directors reviews annually the relationships that each director or nominee has with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company), and only those directors or nominees whom the Board affirmatively determines have no material relationship (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) prohibited under the listing standards of the NYSE with the Company will be considered independent. The basis for any determination that a relationship is not material will be disclosed in the Company’s annual proxy statement.
Item 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES
Fees Paid to PricewaterhouseCoopers LLP
     Audit Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and 2005, as well as audit related tax services, registration statement related services and acquisition audits performed pursuant to SEC filing requirements for 2006 and 2005 were $1,584,514 and $1,371,631, respectively. Of these amounts, the registration related services were $268,352 and $196,525 for 2006 and 2005, respectively. In addition, of the aggregate audit fees paid in 2006, $54,474 was for services related to Sarbanes-Oxley Section 404 compliance provided to the Company in 2005 but not billed by PricewaterhouseCoopers LLP until 2006.
     Audit-Related Fees. The aggregate fees billed for assurance and related services by PricewaterhouseCoopers LLP that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” above for the years ended December 31, 2006 and 2005 were $880,040 and $587,331, respectively. Such audit-related fees consisted solely of fees for separate entity and joint venture audits and reviews. Of the aggregate amount of audit-related fees paid in 2006, $347,155 was for audit-related services provided to the Company in 2005 but not billed by PricewaterhouseCoopers LLP until 2006.
     Several of the Company’s joint venture agreements require the engagement of an independent registered public accounting firm to perform audit-related services because the joint venture investments have separate financial statement reporting requirements.

     Tax Fees. The aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance and tax consulting services for the years ended December 31, 2006 and 2005 were $259,343 and $190,518 respectively, which consisted of $119,713 and $118,000 in tax compliance services, respectively.
     All Other Fees. The aggregate fees billed for other products and services provided by PricewaterhouseCoopers LLP for the years ended December 31, 2006 and 2005 were $837,242 and $1,613, respectively. The fees billed in 2006 relate primarily to transaction related due diligence procedures performed on behalf of the Company and the fees billed in 2005 relate primarily to software licensing for accounting and professional standards.
     Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors. The Audit Committee has not established a policy for the pre-approval of audit and permissible non-audit services. However, the Audit Committee pre-approves, on an individual basis, all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.
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
CPR Del Sol LP, S.E.,
CPR Escorial LP, S.E.,
CPR Cayey LP, S.E.,
CPR Palma Real LP, S.E.,
CPR Isabela LP, S.E. and
CPR San Germain LP, S.E. and
		the Company dated November 2, 2004	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
3	3.1	Amended and Restated Articles of Incorporation of the Company, as amended	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.2	Second Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.3	Third Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.4	Fourth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.5	Fifth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.6	Sixth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

3	3.7	Seventh Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
3	3.8	Code of Regulations of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.1	Specimen Certificate for Common Shares	Form S-3 Registration No. 33-78778 (Filed with the SEC on May 10, 1994)
4	4.2	Specimen Certificate for 8.60% Class F Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 21, 2002)
4	4.3	Specimen Certificate for Depositary Shares Relating to 8.60% Class F Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
4	4.4	Specimen Certificate for 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)
4	4.5	Specimen Certificate for Depositary Shares Relating to 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)
4	4.6	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)
4	4.7	Specimen Certificate for Depositary Shares Relating to 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)
4	4.8	Specimen Certificate for 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)
4	4.9	Specimen Certificate for Depositary Shares Relating to 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)
4	4.10	Indenture dated as of May 1, 1994 by and between the Company and Chemical Bank, as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.11	Indenture dated as of May 1, 1994 by and between the Company and National City Bank, as Trustee (the “NCB Indenture”)	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.12	First Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.13	Second Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.14	Third Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.15	Fourth Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.16	Fifth Supplement to NCB Indenture	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)
4	4.17	Sixth Supplement to NCB Indenture	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)
4	4.18	Seventh Supplement to NCB Indenture	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)
4	4.19	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.20	Form of Floating Rate Senior Medium- Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.21	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.22	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.23	Form of 3.875% Note due 2009	Current Report on Form 8-K (Filed with the SEC on January 22, 2004)
4	4.24	Form of 5.25% Note due 2011	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.25	Form of 3.50% Convertible Senior Note due 2011	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)
4	4.26	Seventh Amended and Restated Credit Agreement dated as of June 29, 2006 among the Company and JPMorgan Securities, Inc. and Banc of America Securities LLC, and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 6, 2006)
4	4.27	Credit Agreement dated as of March 13, 2003 among the Company and Banc of America Securities, LLC and Wells Fargo Bank, National Association and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on June 24, 2003)
4	4.28	Term Loan Credit Agreement dated as of May 20, 2004 among the Company and Banc One Capital Markets, Inc. and Wachovia Capital Markets, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on June 24, 2004)
4	4.29	Waiver and First Amendment to Term Loan Credit Agreement dated as of March 10, 2006 between the Company and JPMorgan Chase Bank, N.A.	Quarterly Report on Form 10-Q (Filed with the SEC on May 10, 2006)
4	4.30	First Amended and Restated Secured Term Loan Agreement dated as of June 29, 2006 among the Company and Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 6, 2006)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.31	Form of Indemnification Agreement	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
4	4.32	Shareholder Rights Agreement dated as of May 26, 1999 between the Company and National City Bank	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
4	4.33	Registration Rights Agreement dated as of August 28, 2006 among the Company and the Initial Purchasers named therein.	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)
4	4.34	Fourth Amended and Restated Operating Agreement of DDR DownREIT LLC dated as of February 26, 2007	Filed herewith
10	10.1	Registration Rights Agreement	Form S-11 Registration No. 33-54930 (Filed with the SEC on November 23, 1992)
10	10.2	Stock Option Plan*	Form S-8 Registration No. 33-74562 (Filed with the SEC on January 28, 1994)
10	10.3	Amended and Restated Directors’ Deferred Compensation Plan*	Annual Report on Form 10-K (filed with the SEC on April 2, 2001)
10	10.4	Elective Deferred Compensation Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan*	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
10	10.6	Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.7	Amended and Restated 1998 Developers Diversified Realty Corporation Equity- Based Award Plan*	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)
10	10.8	2002 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2002)
10	10.9	2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-117069 (Filed with the SEC on July 1, 2004)
10	10.10	Form of Restricted Share Agreement under the 1996/1998/2002/2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005)
10	10.11	Form of Restricted Share Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.12	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.13	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.14	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.15	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.16	Form of Directors’ Restricted Shares Agreement, dated January 1, 2000*	Form S-11 Registration No. 333-76278 (Filed with SEC on January 4, 2002; see Exhibit 10(ff) therein)
10	10.17	Performance Units Agreement, dated as of March 1, 2000, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.18	Performance Units Agreement, dated as of January 2, 2002, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.19	Performance Units Agreement, dated as of January 2, 2002, between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.20	Performance Units Agreement, dated as of January 2, 2002, between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.21	Incentive Compensation Agreement, effective as of February 11, 1998, between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.22	Amended and Restated Employment Agreement dated as of November 6, 2006 between the Company and Joan U. Allgood*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.23	Amended and Restated Employment Agreement, dated as of November 6, 2006, between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.24	Employment Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.25	Employment Agreement dated as of April 21, 1999 between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.26	Amended and Restated Employment Agreement dated as of November 6, 2006 between the Company and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.27	Employment Agreement dated as of December 6, 2001, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.28	Amended and Restated Employment Agreement dated as of November 6, 2006 between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.29	Employment Agreement dated as of November 6, 2006 between the Company and Robin R. Walker-Gibbons*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.30	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and Joan U. Allgood*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.31	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.32	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.33	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999; File No. 001-11690)
10	10.34	Amended and Restated Change of Control Agreement, dated as of November 6, 2006, between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.35	Change of Control Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.36	Change of Control Agreement dated as of May 17, 1999 between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.37	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and Robin R. Walker-Gibbons*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.38	Outperformance Long-Term Incentive Plan Agreement dated as of August 18, 2006 between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.39	Outperformance Long-Term Incentive Plan Agreement dated as of August 18, 2006 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.40	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Joan U. Allgood*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.41	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.42	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.43	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.44	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Robin R. Walker-Gibbons*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.45	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
10	10.46	Program Agreement for Retail Value Investment Program, dated as of February 11, 1998, among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.47	Confirmation of Forward Sale Transaction dated as of December 4, 2006 between the Company and Deutsche Bank AG London	Current Report on Form 8-K (Filed with the SEC on December 7, 2006)
10	10.48	Confirmation of Forward Sale Transaction dated as of December 4, 2006 between the Company and Merrill Lynch International	Current Report on Form 8-K (Filed with the SEC on December 7, 2006)
10	10.49	Confirmation of Forward Sale Transaction dated as of December 4, 2006 between the Company and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (Filed with the SEC on December 7, 2006)
14	14.1	Developers Diversified Realty Corporation Code of Ethics for Senior Financial Officers	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
21	21.1	List of Subsidiaries	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)
23	23.1	Consent of PricewaterhouseCoopers LLP	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)
31	31.3	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
31	31.4	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)
99	99.1	Voting Agreement, dated October 4, 2002, between the Company and certain stockholders named therein	Current Report on Form 8-K (Filed with the SEC on October 9, 2002)

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
By:	/s/ Scott A. Wolstein
Scott A. Wolstein, Chairman and Chief
Executive Officer

Date: March 6, 2007