Form 10-Q
period 2007-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2007-05-10
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Large accelerated filer  ☑          Accelerated filer  ☐          Non-accelerated filer  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐      No ☑
     As of May 4, 2007, the registrant had 124,949,249 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS — Unaudited
Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006.
Condensed Consolidated Statements of Operations for the Three-Month Periods ended March 31, 2007 and 2006.
Condensed Consolidated Statements of Cash Flows for the Three-Month Periods ended March 31, 2007 and 2006.
Notes to Condensed Consolidated Financial Statements.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Real estate rental property:
Land	$2,685,499	$1,768,702
Buildings	7,089,914	5,023,665
Fixtures and tenant improvements	262,611	196,275
Construction in progress and land under development	415,986	453,493

	10,454,010	7,442,135
Less: Accumulated depreciation	(910,767)	(861,266)

Real estate, net	9,543,243	6,580,869
Cash and cash equivalents	79,721	28,378
Notes receivable	18,439	18,161
Investments in and advances to joint ventures	536,335	291,685
Deferred charges, net	36,465	23,708
Other assets	349,563	231,628
Real estate held for sale	—	5,324

	$10,563,766	$7,179,753

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Senior notes	$2,718,624	$2,218,020
Revolving credit facilities and term debt	1,197,500	297,500

	3,916,124	2,515,520
Secured indebtedness:
Term debt	550,000	400,000
Mortgage and other secured indebtedness	1,666,731	1,333,292

	2,216,731	1,733,292

Total indebtedness	6,132,855	4,248,812

Accounts payable and accrued expenses	158,684	134,781
Dividends payable	90,067	71,269
Other liabilities	116,661	106,775

	6,498,267	4,561,637

Minority equity interest	99,716	104,596
Preferred operating partnership units	484,204	—
Operating partnership minority interests	17,114	17,337

	7,099,301	4,683,570
Commitments and contingencies
Shareholders’ equity:
Class F — 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	150,000	150,000
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 340,000 shares authorized; 340,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	170,000	170,000
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 126,788,386 and 109,739,262 shares issued at March 31, 2007 and December 31, 2006, respectively	12,679	10,974
Paid-in-capital	3,024,268	1,959,629
Accumulated distributions in excess of net income	(193,971)	(159,615)
Deferred obligation	19,123	12,386
Accumulated other comprehensive income	12,838	7,829
Less: Common shares in treasury at cost: 1,853,788 shares at March 31, 2007 and 752,975 shares at December 31, 2006	(115,472)	(40,020)

	3,464,465	2,496,183

	$10,563,766	$7,179,753

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2007	2006
Revenues from operations:
Minimum rents	$158,785	$137,487
Percentage and overage rents	2,041	2,078
Recoveries from tenants	48,040	41,550
Ancillary and other property income	4,722	4,373
Management, development and other fee income	9,082	6,359
Other	7,709	7,482

	230,379	199,329

Rental operation expenses:
Operating and maintenance	28,946	25,652
Real estate taxes	27,317	22,764
General and administrative	21,518	15,410
Depreciation and amortization	54,444	46,251

	132,225	110,077

Other income (expense):
Interest income	3,695	3,121
Interest expense	(63,550)	(53,268)
Other expense	(225)	(500)

	(60,080)	(50,647)

Income before equity in net income of joint ventures, minority interests, tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	38,074	38,605
Equity in net income of joint ventures	6,281	5,469

Income before minority interests, tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	44,355	44,074
Minority interests:
Minority equity interests	(1,488)	(1,740)
Preferred operating partnership minority interests	(3,782)	—
Operating partnership minority interests	(569)	(534)

	(5,839)	(2,274)
Tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	15,053	(449)

Income from continuing operations	53,569	41,351
Discontinued operations:
Income from discontinued operations	138	1,151
Gain on disposition of real estate	2,819	—

Income before gain on disposition of real estate	56,526	42,502
Gain on disposition of real estate	6,010	7,225

Net income	$62,536	$49,727

Preferred dividends	13,792	13,792

Net income applicable to common shareholders	$48,744	$35,935

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.39	$0.32
Income from discontinued operations	0.03	0.01

Net income applicable to common shareholders	$0.42	$0.33

Diluted earnings per share data:
Income continuing operations applicable to common shareholders	$0.39	$0.32
Income from discontinued operations	0.03	0.01

Net income applicable to common shareholders	$0.42	$0.33

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands)
(Unaudited)

	2007	2006
Net cash flow provided by operating activities	$129,672	$107,422

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(2,352,926)	(123,594)
Equity contributions to joint ventures	(212,402)	(2,293)
Proceeds relating (to) from notes receivable, net	(238)	651
Proceeds from joint venture advances, net	1,574	373
Return of investments in joint ventures	4,285	—
Proceeds from disposition of real estate	57,242	18,523

Net cash flow used for investing activities	(2,502,465)	(106,340)

Cash flow from financing activities:
Proceeds from revolving credit facilities, net	350,000	—
Proceeds from term loans	900,000	180,000
Repayment of term loans	(200,000)	—
Repayment of medium term notes	(100,000)	—
Proceeds from (repayments of) construction loans and mortgages	35,126	(86,814)
Principal payments on mortgage debt	(148,231)	(14,548)
Payment of deferred finance costs	(2,661)	(573)
Purchased option arrangement on common shares	(32,580)	—
Proceeds from issuance of convertible senior notes, net of underwriting commissions and offering expenses of $288 in 2007	587,712	—
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	4,599	3,532
Proceeds from issuance of preferred operating partnership interest	484,204	—
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $208 in 2007	746,645	—
Distributions to operating partnership minority interests	(502)	(743)
Return of investment-minority interest shareholder	(4,399)	—
Purchase of operating partnership minority interests	(683)	—
Repurchase of common shares	(117,000)	—
Dividends paid	(78,094)	(72,624)

Net cash flow provided by financing activities	2,424,136	8,230

Increase in cash and cash equivalents	51,343	9,312
Cash and cash equivalents, beginning of period	28,378	30,655

Cash and cash equivalents, end of period	$79,721	$39,967

Supplemental disclosure of non-cash investing and financing activities:
     For the three-months ended March 31, 2007, in conjunction with the merger of IRRETI, the Company acquired real estate assets of $3.0 billion, investments in joint ventures of approximately $22.3 million and accounts receivable and other assets aggregating approximately $111.1 million. A portion of the consideration used to acquire the $3.0 billion of assets included assumed debt of $446.5 million and accounts payable and other liabilities aggregating approximately $12.1 million and common shares of approximately $394.2 million. Other liabilities includes approximately $2.9 million, which represent the fair value of the Company’s interest rate swap. At March 31, 2007, dividends payable were $90.1 million. In January 2007, in accordance with performance unit plans, the Company issued 466,666 restricted shares of which 70,000 vested as of the date of issuance. The remaining 396,666 shares will vest in 2008 through 2011. The foregoing transactions did not provide for or require the use of cash for the three-month period ended March 31, 2007.
     For the three-months ended March 31, 2006, in connection with the adoption of EITF 04-05, the Company consolidated real estate assets of $41.4 million and a mortgage payable of $17.1 million. In conjunction with the acquisition of its partners’ interest in two shopping centers, the Company acquired real estate assets of $154.9 million and assumed debt of $86.8 million. For the three-months ended March 31, 2006, minority interests with a book value of approximately $14.2 million were converted into approximately 0.4 million common shares of the Company resulting in an increase of approximately $8.2 million to real estate assets. At March 31, 2006, dividends payable were $71.7 million. Other assets includes approximately $0.4 million, which represents the fair value of the Company’s interest rate swap. The foregoing transactions did not provide for or require the use of cash for the three-month period ended March 31, 2006.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION
     Developers Diversified Realty Corporation and its related real estate joint ventures and subsidiaries (collectively, the “Company” or “DDR”) are engaged in the business of acquiring, expanding, owning, developing, redeveloping, leasing and managing shopping centers.
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
     Unaudited Interim Financial Statements
     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of the operations for the three-months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.
     The Company consolidates certain entities in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”). For those entities that are not a VIE as described in FIN 46(R), the Company also consolidates certain entities in which it has effective control. The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined by FIN 46(R), or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.

     Comprehensive Income
     Comprehensive income is as follows (in thousands):

	Three-Month Periods
	Ended March 31,
	2007	2006
Net income	$62,536	$49,727
Other comprehensive income:
Change in fair value of interest rate contracts	1,344	(398)
Amortization of interest rate contracts	(364)	(364)
Foreign currency translation	4,029	—

Other comprehensive income	5,009	(762)

Total comprehensive income:	$67,545	$48,965

     New Accounting Standards Implemented
Accounting for Uncertainty in Income Taxes — FIN 48
     In January 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of Statement of Financial Accounting Standard (“SFAS”) No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.
     The Company’s policy for classifying estimated interest and penalties is to include such amounts as “Income Tax of Taxable REIT Subsidiaries and Franchise Taxes” in the Condensed Consolidated Statements of Operations. The amount of interest and penalties at March 31, 2007 and for the periods ended March 31, 2007 and 2006 was not material. The Company does not have any unrecognized tax benefits that, if recognized, would impact the effective tax rate and does not expect this position to change within the next 12 months. The Company is no longer subject to income tax audits by taxing authorities for years through 2003. The effect of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.
     New Accounting Standards to be Implemented
Fair Value Measurements — SFAS 157
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value and establishes a framework for measuring fair value under generally accepted accounting principles. The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing and (3) the expanded disclosures about fair value measurements. This Statement applies only to those items under other accounting pronouncements for which the FASB previously concluded that fair value is the relevant measurement attribute and does not require or permit any new fair value measurements.
     This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company is currently evaluating the impact that this Statement will have on its financial statements.
The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 — SFAS 159
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are to be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities.
     This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently evaluating the impact that this Statement will have on its financial statements.
Accounting for Convertible Debt Instruments That Require or Permit Partial Cash Settlement Upon Conversion — EITF 07-2
     The Emerging Issues Task Force (“EITF”) has added an item to its 2007 agenda entitled “Accounting for Convertible Debt Instruments That Require or Permit Partial Cash Settlement Upon Conversion” (“Issue 07-2”). This issue involves reconsideration of the conclusions reached in EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” and EITF Issues 03-7, “Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock.” The Company accounted for the issuance of its Senior Convertible Notes in accordance with these EITF conclusions (see Note 6). Changes in the EITF’s previous conclusions on these issues could affect the calculations of interest expense and diluted earnings per share related to the Company’s Senior Convertible Notes. At this time it is unclear what effect, if any, the EITF’s actions will have on the Company’s financial statements.

2.	EQUITY INVESTMENTS IN JOINT VENTURES
     At March 31, 2007 and December 31, 2006, the Company had ownership interests in various unconsolidated joint ventures, which owned 211 and 117 shopping center properties, respectively, and 48 and 50 shopping center sites, respectively, formerly owned by Service Merchandise Company, Inc. During the three-months ended March 31, 2007, the Company formed a joint venture with TIAA-CREF, as described below, which owns 66 shopping centers and, through the merger with IRRETI, the Company has an investment in an additional unconsolidated joint venture, which owns 28 shopping centers. The members of TIAA-CREF and DDR have engaged an appraiser to perform valuations of the real estate, assumed liabilities and certain other assets in connection with the acquisition in February 2007. As a result, the purchase price is preliminary and subject to change.
     Combined condensed financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31,	December 31,
	2007	2006
Combined Balance Sheets:
Land	$1,935,717	$933,916
Buildings	5,022,244	2,788,863
Fixtures and tenant improvements	123,265	59,166
Construction in progress	181,694	157,762

	7,262,920	3,939,707
Less: Accumulated depreciation	(282,943)	(247,012)

Real estate, net	6,979,977	3,692,695
Receivables, net	101,782	75,024
Leasehold interests	14,901	15,195
Other assets	276,621	132,984

	$7,373,281	$3,915,898

Mortgage debt	$4,503,562	$2,495,080
Amounts payable to DDR	9,327	4,960
Other liabilities	150,280	94,648

	4,663,169	2,594,688
Accumulated equity	2,710,112	1,321,210

	$7,373,281	$3,915,898

Company’s share of accumulated equity (1)	$485,357	$252,937

	Three-Month Periods
	Ended March 31,
	2007	2006
Combined Statements of Operations:
Revenues from operations	$145,767	$104,007

Expenses:
Rental operations	48,691	35,323
Depreciation and amortization	30,599	19,850
Interest	45,990	28,431

	125,280	83,604

Income before gain on disposition of real estate and discontinued operations	20,487	20,403
Income tax expense	(2,249)	—

Gain on disposition of real estate	—	38

Income from continuing operations	18,238	20,441
Discontinued operations:
Income from discontinued operations	—	308
(Loss) gain on disposition of real estate	(341)	212

Net income	$17,897	$20,961

Company’s share of equity in net income of joint ventures (2)	$6,511	$5,315

     Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its proportionate share of the joint ventures’ underlying net assets (in millions):

	March 31, 2007	December 31, 2006
Company’s proportionate share of accumulated equity	$485.4	$252.9
Basis differentials (2)	101.5	92.3
Deferred development fees, net of portion relating to the Company’s interest	(3.2)	(3.0)
Basis differential upon transfer of assets (2)	(73.9)	(74.3)
Notes receivable from investments	17.2	18.8
Amounts payable to DDR	9.3	5.0

Investments in and advances to joint ventures (1)	$536.3	$291.7

(1)	The difference between the Company’s share of accumulated equity and the advances to and investments in joint ventures recorded on the Company’s condensed consolidated balance sheets primarily results from the basis differentials, as described below, deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the joint venture investments.

(2)	For the three-month periods ended March 31, 2007 and 2006, the difference between the $6.5 million and $5.3 million, respectively, of the Company’s share of equity in net income of joint ventures reflected above and the $6.3 million and $5.5 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is primarily attributable to amortization associated with basis differentials and differences in gain on sale of certain assets due to the basis differentials. The Company’s share of joint venture net income has been decreased by approximately $0.3 million and increased by $0.1 million for the three-month periods ended March 31, 2007 and 2006, respectively, to reflect basis differentials associated with amortization and adjustments to gain on sales. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their share of the historical cost of the net assets of the joint venture. Basis differentials also occur when the Company contributes assets to joint ventures.

     The Company’s proportionate share of service fees earned through the management, acquisition and financing, leasing and development activities performed related to the Company’s joint ventures are as follows (in millions):

	Three-Month Periods
	Ended March 31,
	2007	2006
Management and other fees	$7.2	$5.0
Development fees and leasing commissions	1.9	1.4
Interest income	0.1	2.3
Acquisition and financing fees (1)	6.3	—

(1)	Acquisition fees received in connection with the TIAA-CREF joint venture, excluding the Company’s retained ownership of approximately 15%. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets.
TIAA-CREF Joint Venture
     In February 2007, the Company formed a joint venture with TIAA-CREF (“TIAA CREF Joint Venture”) which acquired 66 shopping center assets from IRRETI comprising approximately 23.1 million square feet of total GLA. The joint venture is owned 85% by TIAA-CREF and 15% by the Company. As the Company does not have economic or effective control, the TIAA CREF Joint Venture is accounted for on the equity method of accounting. Real estate related assets of approximately $3.0 billion were recorded by the TIAA CREF Joint Venture. The TIAA CREF Joint Venture has debt of approximately $1.8 billion, of which $285.6 million was assumed. Pursuant to the terms of the joint venture agreement, the Company recorded an acquisition fee of $6.3 million and receives ongoing asset management, property management and construction management fees, plus fees on leasing and ancillary income.
Other Joint Ventures
     During the first quarter, the Company’s joint venture in Brazil acquired an additional 73% interest in Shopping Metropole Center and, consequently, the joint venture now owns 83% of this shopping center. The Company’s proportionate share of the acquisition of the additional interest aggregated approximately $24.6 million.
     Effective January 2007, the Company acquired the remaining 25% minority interest in Coventry I and, the Company now owns 100% of this entity. The aggregate purchase price was approximately $13.8 million.

3.	ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION
     Acquisitions
     On February 22, 2007, the IRRETI shareholders approved a definitive merger agreement with the Company pursuant to the merger agreement. The Company acquired all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share, of which $12.50 per share was funded in cash and $1.50 per share in the form of DDR common shares. As a result, on February 27, 2007, the Company issued 5.7 million of DDR common shares to the IRRETI shareholders for a total consideration of approximately $394.2 million valued at $69.54 per share, which was the average closing price of the Company’s common shares for the 10 trading days immediately preceding the two trading days prior to the IRRETI shareholders’ meeting. The merger was accounted for utilizing the purchase method of accounting. The Company entered into the merger to acquire a large portfolio of assets.
     The IRRETI merger was recorded at a total cost of approximately $6.2 billion. Real estate related assets of approximately $3.0 billion were recorded by the Company and the joint venture with TIAA-CREF (Note 2). The Company assumed debt at a fair market value of approximately $443.0 million. The IRRETI real estate portfolio consists of 316 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, comprising approximately 44.2 million square feet of total GLA and five development properties. Sixty-six shopping centers comprising approximately 23.1 million square feet of total GLA are in the joint venture with TIAA-CREF.
     DDR, on behalf of itself and the TIAA-CREF joint venture, has engaged an appraiser to assist with the valuations of the real estate and certain other assets. As a result, the purchase price allocation recorded as of March 31, 2007 is preliminary and subject to change. Included in the assets acquired are the land, building and tenant improvements associated with the underlying real estate. The other assets allocation relates primarily to the value associated with in-place leases and tenant relationships of the properties (Note 4). The revenues and expenses relating to the IRRETI properties are included in DDR’s historical results of operations from the date of the merger, February 27, 2007.
Pro Forma Financial Information
     The following unaudited supplemental pro forma operating data is presented for the three-month period ended March 31, 2007 and 2006, as if the IRRETI merger was completed as of the beginning of each period presented. Pro forma amounts include general and administrative expenses IRRETI reported in its historical results of approximately $48.3 million for the three-months ended March 31, 2007, including severance, which management believes a substantial portion to be non-recurring.
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
     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated, nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

	Three-Month Period Ended
	March 31
	(Unaudited)
	2007	2006
Pro forma revenues	$272,636	$271,426

Pro forma income from continuing operations	$347	$43,327

Pro forma income from discontinued operations	$2,957	$1,151

Pro forma net (loss) income applicable to common shareholders	$(4,344)	$51,703

Per share data:
Basic earnings per share data:
(Loss) income from continuing operations applicable to common shareholders	$(0.06)	$0.40
Income from discontinued operations	0.02	0.01

Net (loss) income applicable to common shareholders	$(0.04)	$0.41

Diluted earnings per share data:
(Loss) income from continuing operations applicable to common shareholders	$(0.06)	$0.40
Income from discontinued operations	0.02	0.01

Net (loss) income applicable to common shareholders	$(0.04)	$0.41

4.	OTHER ASSETS
Other assets consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$61,125	$1,485
Tenant relations, net	12,398	12,969

Total intangible assets (1)	73,523	14,454
Other assets:
Accounts receivable, net (2)	147,206	152,161
Prepaids, deposits and other assets (3)	128,834	65,013

Total other assets	$349,563	$231,628

(1)	The Company recorded amortization expense of $1.8 million and $1.6 million for the three-months ended March 31, 2007 and 2006, respectively, related to these intangible assets. The amortization period of the in-place leases and tenant relations is approximately two to 31 years and 10 years, respectively.

(2)	Includes net, straight-line rent receivables of $57.4 million and $54.7 million at March 31, 2007 and December 31, 2006, respectively.

(3)	Includes approximately $25.5 million and $18.6 million of deposits and marketable securities, respectively, assumed from the merger with IRRETI and the release of the valuation allowance (Note 13).

5.	REVOLVING CREDIT FACILITIES AND TERM LOANS
     The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.2 billion, an accordion feature for a future expansion to $1.4 billion and a maturity date of June 2010, with a one-year extension option. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the Unsecured Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the prime rate, as defined in the facility or (ii) LIBOR, plus a specified spread (0.60% at March 31, 2007). The specified spread over LIBOR varies depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at March 31, 2007. The facility also provides for a facility fee of 0.15% on the entire facility. At March 31, 2007, total borrowings under this facility aggregated $647.5 million with a weighted average interest rate of 5.7%.
     The Company also maintains a $60 million unsecured revolving credit facility with National City Bank which has a maturity date of June 2010. The terms are consistent with those contained in the Unsecured Credit Facility. Borrowings under the facility bear interest at variable rates based on (i) the prime rate, as defined in the facility or (ii) LIBOR plus a specified spread (0.60% at March 31, 2007 as elected by the Company). The specified spread over LIBOR is dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at March 31, 2007. At March 31, 2007, there were no borrowings outstanding under this facility.
     The Company also maintains a secured term loan agreement with a syndicate of financial institutions, for which KeyBank Capital Markets serves as the administrative agent. This term loan was amended in February 2007 to increase the loan to $550 million, add an accordion feature for a future expansion to $800 million, extend the maturity date to February 2011 and reduce the interest rate to LIBOR plus 0.70% based on the Company’s current credit rating. The collateral for this secured loan are assets, or investment interests in certain assets, that are already secured by first mortgage loans. At March 31, 2007, total borrowings under this facility aggregated $550.0 million with a weighted average interest rate of 5.9%.
     In February 2007, the Company entered into a $750 million unsecured bridge facility (“Bridge Facility”) with Bank of America, N.A. The Bridge Facility has a maturity date of August 2007 and bears interest at LIBOR plus 0.75%. The Company has the right to extend the facility for an additional three-month period. At March 31, 2007, total borrowings under the Bridge Facility aggregated $550.0 million with a weighted average interest rate of 6.1%.
6.	CONVERTIBLE NOTES
     In March 2007, the Company issued $600 million of Senior Convertible Notes due 2012 (the “Senior Convertible Notes”). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2007. The Senior Convertible Notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness. The Senior Convertible Notes have an initial conversion price of approximately $74.75 per common share and if certain conditions are met, are subject to net settlement in cash or the Company common shares, at the Company’s option. The Senior Convertible Notes may only be converted prior to maturity based on certain provisions in the governing note documents. A total of $117.0 million at a fixed price of the net proceeds from Senior Convertible Notes was used to repurchase the Company’s common stock.
     Concurrent with the issuance of the Senior Convertible Notes, the Company purchased an option on its common shares, in a private transaction, in order to effectively increase the conversion premium from 20% to 40% or a conversion price of $87.21 per share at March 31, 2007. This option allows the Company to purchase a number of the Company’s common shares, up to a maximum of approximately 1.1 million shares, from counterparties equal to the amounts of common stock and/or cash related to the excess conversion value that it would pay to the holders of the Senior Convertible Notes upon conversion. The option, which cost $32.6 million, was recorded as a reduction of shareholders’ equity.
7.	DERIVATIVE FINANCIAL INSTRUMENTS
Cash Flow Hedges and Fair Value Hedges
     In March 2007, a consolidated affiliate of the Company entered into an aggregate notional amount of $600 million of treasury locks. The treasury locks were executed to hedge the benchmark interest rate associated with forecasted interest payments associated with the anticipated issuance of fixed rate borrowings, with a maximum term of ten years. The treasury locks were designated and qualified as a cash flow hedge at March 31, 2007. The treasury locks had a positive fair value of $3.1 million at March 31, 2007 and are included within other assets in the consolidated balance sheets. All components of the treasury locks’ gain were included in the assessment of hedge effectiveness, and the amount of hedge ineffectiveness recorded in the three-months ended March 31, 2007, was not material. Upon commencement of the forecasted interest payments, which are expected to occur in the second quarter of 2007, the Company will reclassify its gain or loss on the effective portion of the treasury lock from accumulated other comprehensive income into earnings, based on the effective-yield method. The treasury locks have a weighted average strike price of 5.09% and expire in July 2007.
     As of March 31, 2007, the aggregate fair value of the Company’s interest rate swaps was a liability of $2.9 million, which is included in other liabilities in the condensed consolidated balance sheets. For the three-month period ended March 31, 2007, the amount of hedge ineffectiveness was not material.

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

9.	SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS
     The following table summarizes the changes in shareholders’ equity since December 31, 2006 (in thousands):

		Common
		Shares		Accumulated		Accumulated
		($.10		Distributions		Other	Treasury
	Preferred	Stated	Paid-in	In Excess of	Deferred	Comprehensive	Stock
	Shares	Value)	Capital	Net Income	Obligation	Income	at Cost	Total
Balance
December 31, 2006	$705,000	$10,974	$1,959,629	$(159,615)	$12,386	$7,829	$(40,020)	$2,496,183
Issuance of common shares related to exercise of stock options, dividend reinvestment plan, performance plan and director compensation			(25,967)				27,041	1,074
Issuance of common shares for cash—underwritten offering		1,160	745,485					746,645
Repurchase of common shares							(117,000)	(117,000)
Issuance of restricted stock		6	883		487		(98)	1,278
Vesting of restricted stock			(3,567)		6,250		(436)	2,247
Purchased option arrangement on common shares			(32,580)					(32,580)
Stock-based compensation			1,805					1,805
Merger with IRRETI		539	378,580				15,041	394,160
Dividends declared—common shares				(82,454)				(82,454)
Dividends declared— preferred shares				(14,438)				(14,438)
Comprehensive income:
Net income				62,536				62,536
Other comprehensive income:
Change in fair value of interest rate swaps						1,344		1,344
Amortization of interest rate contracts						(364)		(364)
Foreign currency translation	—	—	—	—	—	4,029	—	4,029

Comprehensive income	—	—	—	62,536	—	5,009	—	67,545

Balance March 31, 2007	$705,000	$12,679	$3,024,268	$(193,971)	$19,123	$12,838	$(115,472)	$3,464,465

     Common share dividends declared, per share, were $0.66 and $0.59 for the three-month periods ended March 31, 2007 and 2006, respectively.
     In March 2007, the Company’s Board of Directors authorized the Company to repurchase 1,878,311 common shares of the Company’s common stock at a cost of $62.29 per share in connection with the convertible debt financing (Note 6).
     In March 2007, the Company issued a notice of redemption to its Preferred F shareholders (Note 15).

     Stock-based compensation for the three-months ended March 31, 2007 includes $0.9 million of stock-based compensation expense which was recorded in accordance with the provisions of SFAS 123(R) related to the election of the Company’s president to resign, effective May 2007.
     In 2007, the vesting of restricted stock grants to certain officers and directors of the Company, approximating 0.1 million shares of common stock of the Company, was deferred through the Company’s non-qualified deferred compensation plans and, accordingly, the Company recorded $6.7 million in deferred obligations.
Operating Partnership Units
     For the three-months ended March 31, 2007, the Company purchased 10,480 operating partnership units for cash of $0.7 million. This transaction was treated as a purchase of a minority interest.
Preferred Operating Partnership Units
     In February 2007, a consolidated subsidiary of the Company, issued to a designee of Wachovia Bank, N.A. (“Wachovia” in a private transaction), 20,000,000 preferred units (“Preferred Units”), with a liquidation preference of $25 per unit, aggregating $500 million on the net assets of our consolidated subsidiary. The Preferred Units have a distribution rate based on a floating rate determined as follows:
(i)	from February 26, 2007, to and including the 120th day after February 26, 2007, a rate equal to three-month LIBOR rate plus 0.75%;

(ii)	from the 121st day after February 26, 2007, to and including the 180th day after February 26, 2007, a rate equal to three-month LIBOR plus 1.50%;

(iii)	from the 181st day after February 26, 2007, and for each 30-day period thereafter, a rate equal to one-month LIBOR plus the product of 0.70% and the number of whole thirty-day periods elapsed between February 26, 2007, and the first day of such 30-day period;

(iv)	if either the senior unsecured notes or the preferred shares of the Company are downgraded to below the applicable current rating at any time by two or more rating agencies, the distribution rate is increased by 100 basis points, effective as of the date of such downgrade. Thereafter, the distribution rate will be increased by an additional 50 basis points for each additional downgrade of either the senior unsecured notes or preferred shares of the Company by any one of the rating agencies below their then current rating, after giving effect to any previous downgrade that resulted in an increase in the distribution rate, effective as of the date of such additional downgrade; and

(v)	if a change of control of the Company occurs, the distribution rate in effect from the date of such change of control will be increased by 1.0% per annum.
     The maximum distribution rate will not exceed 20% at any time, except to the extent resulting from an increase in the distribution rate following a change of control. The Company is recording distributions on the Preferred Units as minority interest expense, utilizing an effective spread based upon the expected term and consideration of the increasing spread over three-month LIBOR.
     The Company has the right to redeem the Preferred Units at any time at a redemption price equal to the aggregate liquidation preference of the Preferred Units plus any accumulated unpaid distributions on the Preferred Units, subject to a discount of up to 3%. A discount is not applicable if the Preferred Units are not redeemed on or prior to February 26, 2008. Wachovia has the ability, but is not required, to cause the Company to redeem the Preferred Units (i) at any time after September 25, 2007, (ii) if the Company’s subsidiary’s consolidated tangible net worth is less than $750 million or (iii) if the Company transfers all of its membership interest to an unrelated third party. Any redemption of the Preferred Units required by Wachovia is at a purchase price determined in the same manner as if the Company had elected to redeem the Preferred Units. The Company has the right, but not the obligation, to satisfy its obligation by issuing preferred shares of the Company, with terms equivalent to the then prevailing market rate, to Wachovia. As part of this agreement, the Company has provided Wachovia with a registration rights agreement equivalent to the number of Preferred Units that would be determined to issue. The liability for the Preferred Units is classified on the Company’s balance sheet as preferred operating partnership minority interests. Included as a component of minority interest expense is the accretion of the redemption obligation at September 25, 2007, which represents the first date at which the Preferred Units are redeemable, at Wachovia’s option.

10.	OTHER INCOME
     Other income for the three-month periods ended March 31, 2007 and 2006 was comprised of the following (in millions):

	Three-Months ended
	March 31,
	2007	2006
Acquisition fees (1)	$6.3	$—
Lease termination fees (2)	1.3	7.1
Other miscellaneous	0.1	0.4

	$7.7	$7.5

(1)	Acquisition fees received in connection with the TIAA-CREF joint venture, excluding the Company’s retained ownership of approximately 15%. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets.

(2)	For the three-month period ended March 31, 2006, the Company executed lease terminations on four vacant Wal-Mart spaces in the Company’s wholly-owned portfolio.

11.	DISCONTINUED OPERATIONS
     Included in discontinued operations for the three-month periods ended March 31, 2007 and 2006, are six properties sold in 2007 (including one property held for sale at December 31, 2006), aggregating 0.7 million square feet, and six shopping centers sold in 2006, aggregating 0.8 million square feet. The operating results relating to assets sold are as follows (in thousands):

	Three-Month Periods
	Ended March 31,
	2007	2006
Revenues	$581	$3,196

Expenses:
Operating	138	621
Interest, net	154	732
Depreciation	151	692

	443	2,045

Income before gain on disposition of real estate	138	1,151
Gain on disposition of real estate	2,819	—

Net income	$2,957	$1,151

12.	EARNINGS PER SHARE
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

	Three-Month Period
	Ended March 31,
	(in thousands, except per share amounts)
	2007	2006
Income from continuing operations	$53,569	$41,351
Add: Gain on disposition of real estate	6,010	7,225
Less: Preferred stock dividends	(13,792)	(13,792)

Basic and diluted — Income from continuing operations applicable to common shareholders	$45,787	$34,784

Number of Shares:
Basic — average shares outstanding	114,851	108,962
Effect of dilutive securities:
Convertible notes	13	—
Stock options	604	599
Restricted stock	193	48

Diluted — average shares outstanding	115,661	109,609

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.39	$0.32
Income from discontinued operations	0.03	0.01

Net income applicable to common shareholders	$0.42	$0.33

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.39	$0.32
Income from discontinued operations	0.03	0.01

Net income applicable to common shareholders	$0.42	$0.33

     The exchange of the minority interest associated with OP Units into common shares was not included in the computation of diluted EPS for the three-months ended March 31, 2007 and 2006 because the effect of assuming conversion was anti-dilutive.
     The Senior Convertible Notes, issued in March 2007, which are convertible into common shares of the Company at a price of $74.75 were not included in the computation of diluted EPS for the three-months ended March 31, 2007, as the Company’s stock price did not exceed the strike price of the conversion feature in the Senior Convertible Notes.
13.	FEDERAL INCOME TAXES
     During the first quarter of 2007, the Company recognized an income tax benefit of approximately $14.9 million resulting from the reversal of previously established valuation allowance against certain deferred tax assets. The reserves were related to deferred tax assets established in prior years at which time it was determined that it was more likely than not that the deferred tax assset would not be realized and therefore, a valuation allowance was required. Several factors were considered in the first quarter of 2007 that contributed to the reversal of the valuation allowance. The most significant factor was the anticipated sale for significant book gains, in a taxable transaction, of merchant build assets by the Company’s Taxable REIT Subsidiary in the second quarter of 2007 and similar projected taxable gains for future periods. Other factors include the merger of various taxable REIT subsidiaries and the anticipated profit levels of its taxable REIT subsidiaries, which will facilitate the realization of the deferred tax assets. Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimates is necessary. Based upon these factors, management determined that it is more likely than not that deferred tax assets will be realized in the future and, accordingly, the valuation allowance recorded against those deferred tax assets is no longer required.
14.	SEGMENT INFORMATION
     The Company has two reportable business segments, shopping centers and business centers, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Each shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under SFAS 131.
     At March 31, 2007, the shopping center segment consisted of 773 shopping centers (including 211 owned through joint ventures and 39 of which are otherwise consolidated by the Company), in 45 states, plus Puerto Rico and Brazil. The Company also owned seven business centers in five states. At March 31, 2006, the shopping center segment consisted of 468 shopping centers (including 198 owned through joint ventures and 39 of which are otherwise consolidated by the Company), in 44 states, plus Puerto Rico. The Company also owned seven business centers in five states.
     The table below presents information about the Company’s reportable segments for the three-month periods ended March 31, 2007 and 2006.

	Three-Months ended March 31, 2007
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$1,301	$229,078		$230,379
Operating expenses	(427)	(55,836)		(56,263)

Net operating income	874	173,242		174,116
Unallocated expenses (1)			$(120,989)	(120,989)
Equity in net income of joint ventures		6,281		6,281
Minority interests			(5,839)	(5,839)

Income from continuing operations				$53,569

Total real estate assets	$96,429	$10,357,581		$10,454,010

	Three-Months ended March 31, 2006
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$1,084	$198,245		$199,329
Operating expenses	(449)	(47,967)		(48,416)

Net operating income	635	150,278		150,913
Unallocated expenses (1)			$(112,757)	(112,757)
Equity in net income of joint ventures		5,469		5,469
Minority interests			(2,274)	(2,274)

Income from continuing operations				$41,351

Total real estate assets	$86,586	$7,210,383		$7,296,969

(1)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax benefit/expense, other income/expense and depreciation and amortization as listed in the condensed consolidated statements of operations.
15.	SUBSEQUENT EVENTS
     In April 2007, the Company redeemed all outstanding shares of its 8.6% Class F Cumulative Redeemable Preferred Shares, aggregating $150 million, at a redemption price of $25.10750 per Class F Preferred Share (the sum of $25.00 per share and a dividend per share of $0.10750 prorated to the Redemption date). The Company was not legally obligated to redeem theses shares until April 2, 2007, the redemption date. The Company will record a non-cash charge to net income available to common shareholders of approximately $5.4 million in the second quarter of 2007 relating to the write-off of original issuance costs.
     In May 2007, the Company formed a new joint venture with Dividend Capital Total Realty Trust. The Company anticipates that it will sell three, recently developed, assets to the joint venture at amounts in excess of the assets book value. The joint venture will be owned 90% by Dividend Capital Total Realty Trust and 10% by the Company. The sale of assets is expected to occur in May 2007 with an aggregate purchase price of approximately $161.5 million. Pursuant to the terms of the joint venture agreement, the Company will receive asset management and property management fees, plus fees on leasing and ancillary income. In addition, the Company will receive a promoted interest above a 9.5% leveraged threshold return.
     In May 2007, the Company formed a new joint venture, subject to certain closing conditions, with ECE Projektmanagement G.m.b.H. & Co.KG (“ECE”), a fully integrated international developer and manager of shopping centers based in Hamburg, Germany to fund investments in new retail developments located in western Russia and Ukraine. The joint venture will be owned 75% by the Company and 25% by ECE. As of May 10, 2007, the Company has not funded any amounts to this joint venture.

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
     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may not realize the intended benefits of an acquisition or merger transaction. The assets may not perform as well as the Company anticipated or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may not realize the intended benefits of the IRRETI merger. For example, the Company may not achieve the anticipated costs savings and operating efficiencies, with IRRETI the Company may not effectively integrate the operations of IRRETI and the IRRETI portfolio, including its development projects, may not perform as well as the Company anticipates;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid and limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	The Company’s financial condition may be affected by required payments of debt or related interest, the risk of default and restrictions on its ability to incur additional debt or enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions, those borrowings may not be available on favorable terms;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility a partner or co-venturer might become bankrupt, might at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company may not realize anticipated returns from its real estate assets outside of the United States. The Company expects to continue to pursue international opportunities that may subject the Company to different or greater risk from those associated with its domestic operations. The Company owns assets in Puerto Rico an interest in a joint venture which owns properties in Brazil, and has recently formed a joint venture that will develop and own properties in Russia and the Ukraine;

•	International development and ownership activities carry risks that are different from those the Company faces with the Company’s domestic properties and operations. These risks include:
•	Adverse effects of changes in exchange rates for foreign currencies;
•	Changes in foreign political environments;
•	Challenges of complying with a wide variety of foreign laws including corporate governance, operations, taxes and litigation;
•	Different lending practices;
•	Cultural differences;
•	Changes in applicable laws and regulations in the United States that affect foreign operations;
•	Difficulties in managing international operations and
•	Obstacles to the repatriation of earnings and cash.
•	Although the Company’s international activities currently are a relatively small portion of the Company’s business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;

•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow.
Executive Summary
     The first quarter of 2007 has been a strategically important quarter. The Company was added to the S&P 500 Index this quarter and views its inclusion as an important recognition of the Company’s accomplishments as a public company over the last fourteen years. The most significant achievement during the quarter was the successful closing of the merger with IRRETI and the formation of the joint venture with TIAA-CREF.
     The Company is utilizing the IRRETI merger as an opportunity to redefine the portfolio to sell non-strategic assets, and to better reflect long-term targets for income growth and value appreciation. As in the past, the Company believes it will effectively execute, finance and integrate the large portfolio in a manner that creates shareholder value. The Company announced the formation of a new joint venture relationship with Dividend Capital Total Realty Trust. The Company will initially sell three, recently developed, assets to the joint venture. The Company is also pursuing the formation of another joint venture of a $1.5 billion portfolio of large neighborhood shopping centers, which will include assets acquired from the IRRETI merger and approximately 20% of assets from the Company’s existing portfolio, including seven assets currently owned through another current joint venture. In a third transaction, the Company expects to close the sale of a non-core asset portfolio primarily comprised of assets from the Company’s existing portfolio. All of these transactions are expected to be completed in the second quarter of 2007.
     There were some important transactions for the Company during the first quarter from a capital markets perspective. Through March 31, 2007, the Company entered into nearly $5 billion of initial financing, including joint ventures. The result was that the Company increased and upgraded the portfolio without a major increase in leverage or dilution in net income per share or funds from operations per share. In addition, balance sheet ratios have already substantially returned to historical levels. The Company anticipates that these ratios should continue to improve upon the sale of a large number of assets to joint ventures and third parties, as discussed below. The Company also expects that such sales will provide the Company with added financial flexibility and further strengthen the Company’s credit position.
     Despite the magnitude of transactional activity underway within the organization, the Company continues to operate with little interruption in the leasing and development departments indicating that the people and systems in place can manage the asset growth generated by the Company.
Results of Operations
Revenues from Operations

	Three-Months Ended
	March 31,
	2007	2006	$ Change	% Change
	(in thousands)
Base and percentage rental revenues	$160,826	$139,565	$21,261	15.2%
Recoveries from tenants	48,040	41,550	6,490	15.6
Ancillary and other property income	4,722	4,373	349	8.0
Management, development and other fee income	9,082	6,359	2,723	42.8
Other	7,709	7,482	227	3.0

Total revenues	$230,379	$199,329	$31,050	15.6%

     Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2006, but excluding properties under development and those classified as discontinued operations) (“Core Portfolio Properties”) increased approximately $2.9 million, or 2.3%, for the three-months ended March 31, 2007, as compared to the same period in 2006. The increase in base and percentage rental revenues is due to the following (in millions):

Increase
(Decrease)
Core Portfolio Properties	$2.9
IRRETI Merger	17.9
Acquisition of real estate assets	1.5
Development and redevelopment of 9 shopping center properties	1.6
Disposition of shopping center properties in 2006	(2.3)
Business center property under redevelopment	0.2
Straight-line rents	(0.5)

$21.3

     At March 31, 2007, the aggregate occupancy of the Company’s shopping center portfolio was 95.0%, as compared to 95.2% at March 31, 2006. The Company owned 773 shopping centers at March 31, 2007, as compared to 468 shopping centers at March 31, 2006. The average annualized base rent per occupied square foot was $11.83 at March 31, 2007, as compared to $11.50 at March 31, 2006. The increase is primarily due to the higher rents attributable to the assets acquired from IRRETI.
     At March 31, 2007, the aggregate occupancy of the Company’s wholly-owned shopping centers was 94.2%, as compared to 94.3% at March 31, 2006. The Company owned 475 wholly-owned shopping centers at March 31, 2007, as compared to 270 shopping centers at March 31, 2006. The average annualized base rent per leased square foot was $11.37 at March 31, 2007, as compared to $10.93 at March 31, 2006. The increase is primarily due to the higher rents attributable to the assets acquired from IRRETI.
     At March 31, 2007, the aggregate occupancy rate of the Company’s joint venture shopping centers was 97.0%, as compared to 97.0% at March 31, 2006. The Company’s joint ventures owned 259 shopping centers and 39 consolidated centers primarily owned through the Mervyns Joint Venture at March 31, 2007, as compared to 198 shopping centers at March 31, 2006. The average annualized base rent per leased square foot was $12.41 at March 31, 2007, as compared to $12.57 at March 31, 2006. The slight decrease is a result of the mix of shopping center assets in the joint ventures at March 31, 2007, as compared to March 31, 2006.
     At March 31, 2007, the aggregate occupancy of the Company’s business centers was 60.5%, as compared to 43.6% at March 31, 2006. The business centers consist of seven assets in five states at March 31, 2007 and March 2006.
     Recoveries from tenants increased $6.5 million or 15.6% for the three-month period ended March 31, 2007, as compared to the same period in 2006. This increase is primarily due to an increase in operating expenses and real estate taxes that aggregated $7.8 million primarily due to the IRRETI merger in February 2007. Recoveries were approximately 85.4% and 85.8% of operating expenses and real estate taxes for the three-month period ended March 31, 2007 and 2006, respectively.

     The increase in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)
IRRETI Merger	$3.6
Acquisition and development/redevelopment of shopping center properties in 2006 and 2007	1.7
Transfer of assets to unconsolidated joint ventures in 2006	(0.7)
Net increase in operating expenses at the remaining shopping center and business center properties	1.9

$6.5

     Ancillary and other property income increased due to additional opportunities in the Core Portfolio Properties. The Company anticipates that this ancillary income will grow with additional opportunities in the IRRETI portfolio. The Company believes its ancillary income program continues to be an industry leader among “open-air” shopping centers. Continued growth is anticipated in the area of ancillary or non-traditional revenue, as additional revenue opportunities are pursued and as currently established revenue opportunities proliferate throughout the Company’s core, acquired and development portfolios. Ancillary revenue opportunities have in the past included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs, sponsorship programs and various other programs.
     The increase in management, development and other fee income, which aggregated $2.7 million, is primarily due to the continued growth of the MDT Joint Venture, the TIAA-CREF Joint Venture and other unconsolidated joint venture interests aggregating $1.2 million, an increase in development fee income of approximately $0.7 million and other income of approximately $0.7 million. This increase was offset by the sale of several of the Company’s unconsolidated joint venture properties that contributed approximately $0.8 million in management fee income. The remaining increase of $0.9 million is due to an increase in other fee income. Management fee income is expected to continue to increase as unconsolidated joint ventures acquire additional properties and assets under development become operational. Development fee income was primarily earned through the redevelopment of assets through the Coventry II Joint Venture. The Company expects to continue to pursue additional development joint ventures as opportunities present themselves.
     Other income is comprised of the following (in millions):

	Three-Months ended
	March 31,
	2007	2006
Acquisition fees (1)	$6.3	$—
Lease termination fees (2)	1.3	7.1
Other miscellaneous	0.1	0.4

	$7.7	$7.5

(1)	Acquisition fees received in connection with the TIAA-CREF joint venture, excluding the Company’s retained ownership of approximately 15%. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets.

(2)	For the three-month period ended March 31, 2006, the Company executed lease terminations on four vacant Wal-Mart spaces in the Company’s wholly-owned portfolio.

Expenses from Operations

	Three-Months Ended
	March 31,
	2007	2006	$ Change	% Change
		(in thousands)
Operating and maintenance	$28,946	$25,652	$3,294	12.8%
Real estate taxes	27,317	22,764	4,553	20.0
General and administrative	21,518	15,410	6,108	39.6
Depreciation and amortization	54,444	46,251	8,193	17.7

	$132,225	$110,077	$22,148	20.1%

     Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 0.7% and 0.6% of total revenues for the three-months ended March 31, 2007 and 2006, respectively (see Economic Conditions).
     The increase in rental operation expenses, excluding general and administrative, is due to the following (in millions):

	Operating	Real	Depreciation
	and	Estate	and
	Maintenance	Taxes	Amortization
Core Portfolio Properties	$0.5	$1.4	$0.8
IRRETI Merger	0.8	3.0	6.8
Acquisition and development/redevelopment of shopping center properties	1.8	0.8	1.1
Transfer of assets to unconsolidated joint ventures in 2006	(0.2)	(0.6)	(0.6)
Business center properties	—	—	0.1
Provision for bad debt expense	0.4	—	—

	$3.3	$4.6	$8.2

     The increase in general and administrative expenses is primarily attributable to compensation expense as a result of the election of the President of the Company to resign effective in May 2007, and certain executive outperformance incentive compensation plans. The Company recorded a charge of $4.1 million during the three-month period ended March 31, 2007, related to the resignation of the President as outlined in the Amended and Restated Employment Agreement which includes, among other items, stock-based compensation charges required under the provisions of SFAS 123(R). Total general and administrative expenses were approximately 5.7% and 5.0%, respectively, of total revenues, including total revenues of joint ventures, for the three-months ended March 31, 2007 and 2006, respectively.
     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space. In addition, the Company capitalized certain direct and incremental construction and software development and implementation costs consisting of direct wages and benefits, travel expenses and office overhead costs of $3.1 million and $1.6 million for the three-month periods ending March 31, 2007 and 2006, respectively.

Other Income and Expenses

	Three-Months Ended
	March 31,
	2007	2006	$ Change	% Change
		(in thousands)
Interest income	$3,695	$3,121	$574	18.4%
Interest expense	(63,550)	(53,268)	(10,282)	19.3
Other expense	(225)	(500)	275	(55.0)

	$(60,080)	$(50,647)	$(9,433)	18.6%

     Interest income for the three-months ended March 31, 2007, increased primarily due to excess cash held by the Company as the result of IRRETI merger. This increase was offset by advances to the Service Merchandise joint venture which were repaid by the joint venture in August 2006.
     Interest expense increased primarily due to the IRRETI merger and associated borrowings combined with other development assets becoming operational and the increase in short-term interest rates. The weighted average debt outstanding and related weighted average interest rate during the three-month period ended March 31, 2007, was $5.2 billion and 5.3%, respectively, compared to $4.0 billion and 5.8%, respectively, for the same period in 2006. At March 31, 2007, the Company’s weighted average interest rate was 5.4% compared to 5.7% at March 31, 2006. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $5.7 million for the three-month period ended March 31, 2007, as compared to $4.2 million for the same period in 2006.
     Other expense primarily relates to abandoned acquisition and development project costs.
Other

	Three-Months Ended
	March 31,
	2007	2006	$ Change	% Change
		(in thousands)
Equity in net income of joint ventures	$6,281	$5,469	$812	14.8%
Minority interests	(5,839)	(2,274)	(3,565)	156.8
Income tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	15,053	(449)	15,502	(3,452.6)
     A summary of the increase in equity in net income of joint ventures for the three-months ended March 31, 2007, is comprised of the following (in millions):

Increase
(Decrease)
Increase in gains from sale transactions as compared to 2006	$0.7
Purchase of joint venture interests by DDR	(0.6)
Acquisition of assets by unconsolidated joint ventures.	0.3
Primarily debt refinancing at a fixed rate at a joint venture	0.4

$0.8

     The increase in equity in net income of joint ventures is due to an increase in gains from the disposition of unconsolidated joint venture assets and an increase in joint venture income from newly formed joint ventures in 2007 and 2006. This increase was partially offset by the Company acquiring the remaining interest of certain unconsolidated joint ventures in 2006. In 2007, the Company’s unconsolidated joint ventures recognized an aggregate loss from the disposition of joint venture assets of $0.3 million, of which the Company’s proportionate share was $0.1 million. In 2006, the Company’s unconsolidated joint ventures recognized an aggregate gain from the disposition of joint venture assets of $0.2 million, of which the Company’s proportionate share was $0.1 million.
     The Company’s unconsolidated joint ventures sold the following assets in the three-month period ended March 31, 2007 and 2006.
     2007 Sales
     Two sites formerly occupied by Service Merchandise
     2006 Sales
     One site formerly occupied by Service Merchandise
     Minority equity interest expense increased for the three-months ended March 31, 2007, primarily due to the following:

(Increase)
Decrease
Issuance of preferred operating partnership units	$(3.8)
Mervyns Joint Venture which is owned approximately 50% by the Company	0.1
Net decrease in net income from consolidated joint venture investments	0.1

$(3.6)

     The income tax benefit of 15.1 million is primarily due to the Company recognizing an income tax benefit of approximately $14.9 million resulting from the reversal of previously established valuation allowance against certain deferred tax assets during the first quarter of 2007. The reserves were related to deferred tax assets established in prior years for which realizability was not more likely than not and therefore, a valuation allowance was required. Several factors were considered in the first quarter of 2007 that contributed to the reversal of the valuation allowance. The most significant factor was the anticipated sale for significant book gains, in a taxable transaction, of merchant build assets by the Company’s Taxable REIT Subsidiary in the second quarter of 2007 and similar projected taxable gains for future periods. Other factors include the merger of various taxable REIT subsidiaries and the anticipated profit levels of its taxable REIT subsidiaries, which will facilitate the realization of the deferred tax assets. Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimates is necessary. Based upon these factors, management determined that it is more likely than not that deferred tax assets will be realized in the future and, accordingly, the valuation allowance recorded against those deferred tax assets is no longer required.
Discontinued Operations

	Three-Months Ended March 31,
	2007	2006	$ Change	% Change
		(in thousands)
Income from operations	$138	$1,151	$(1,013)	(88.0)%
Gain on disposition of real estate, net	2,819	—	2,819	100.0

     Included in discontinued operations for the three-month periods ended March 31, 2007 and 2006, are six properties sold in 2007 (including one property classified as held for sale at December 31, 2006), aggregating 0.7 million square feet, and six shopping centers sold in 2006, aggregating 0.8 million square feet.
Gain on Disposition of Assets

	Three-Months Ended
	March 31,
	2007	2006	$ Change	% Change
		(in thousands)
Gain on disposition of assets	$6,010	$7,225	$(1,215)	(16.8)%
     The Company recorded gains on disposition of real estate and real estate investments for the three-months ended March 31, 2007 and 2006, as follows (in millions):

	Three-Months
	Ended
	March 31,
	2007	2006
Transfer of assets to the MDT Joint Venture (1)	$—	$5.8
Land sales (2)	5.4	1.7
Previously deferred gains (3)	0.5	0.2
Other gain (loss) on sales	0.1	(0.5)

	$6.0	$7.2

(1)	For the three-month period ended March 31, 2006, the Company transferred newly developed expansion areas adjacent to two shopping centers owned by the joint venture. These dispositions are not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	These dispositions did not meet the discontinued operations disclosure requirement.

(3)	Primarily attributable to the recognition of additional gains associated with the leasing of units associated with master lease and other obligations on disposed properties.
Net Income

	Three-Months Ended
	March 31,
	2007	2006	$ Change	% Change
		(in thousands)
Net Income	$62,536	$49,727	$12,809	25.8%

     A summary of the significant changes from 2006 is as follows (in millions):

Three-Months ended
March 31
Increase in net operating revenues total revenues in excess of operating and maintenance expenses and real estate taxes	$23.2
Increase in general and administrative expenses	(6.1)
Increase in depreciation expense	(8.2)
Increase in interest income	0.6
Increase in interest expense	(10.3)
Change in other expense	0.3
Increase in equity in net income of joint ventures	0.8
Increase in minority interest expense	(3.6)
Increase in income tax benefit	15.5
Decrease in income from discontinued operations	(1.0)
Increase in gain on disposition of real estate of discontinued operations properties	2.8
Decrease in gain on disposition of real estate	(1.2)

Increase in net income	$12.8

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
     For the three-month period ended March 31, 2007, FFO available to common shareholders increased $20.0 million to $106.2 million, as compared to $86.2 million for the same period in 2006.
     The Company’s calculation of FFO is as follows (in thousands):

	Three-Month Periods
	Ended March 31,
	2007	2006
Net income applicable to common shareholders (1)	$48,744	$35,935
Depreciation and amortization of real estate investments	52,449	45,032
Equity in net income of joint ventures	(6,281)	(5,469)
Joint ventures’ FFO (2)	13,559	9,940
Minority equity interests (OP Units)	569	534
(Gain) loss on disposition of depreciable real estate, net (3)	(2,857)	220

FFO applicable to common shareholders	106,183	86,192
Preferred dividends	13,792	13,792

Total FFO	$119,975	$99,984

(1)	Includes straight-line rental revenues of approximately $3.1 million and $3.6 million for the three-month periods ended March 31, 2007 and 2006, respectively.

(2)	Joint ventures’ FFO is summarized as follows:

	Three-Month Periods
	Ended March 31,
	2007	2006
Net income (a)	$17,897	$20,961
Gain on disposition of real estate, net (b)	—	(30)
Depreciation and amortization of real estate investments	30,963	20,204

	$48,860	$41,135

DDR ownership interest (c)	$13,559	$9,940

(a)	Revenue for the three-month periods ended March 31, 2007 and 2006, included approximately $1.3 million and $1.4 million, respectively, resulting from the recognition of straight line rents of which the Company’s proportionate share is $0.2 million and $0.3 million, respectively.

(b)	The gain on disposition of recently developed shopping centers is not reflected as an adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or reflect the sale of the assets previously occupied by Service Merchandise.

(c)	The Company’s share of joint venture net income has been decreased by $0.3 million and increased by $0.1 million for the three-month periods ended March 31, 2007 and 2006, respectively. The above amounts are related to basis differences in depreciation and adjustments to gain on sales. At March 31, 2007 and 2006, the Company owned joint venture interests in 211 and 107 operating shopping center properties, respectively. In addition, at March 31, 2007, the Company owned 48 shopping center sites formerly owned by Service Merchandise through its 20% owned joint venture with Coventry II. At March 31, 2006, 52 of these Service Merchandise sites were formerly owned through an approximate 25% owned joint venture. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.
(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the condensed consolidated statement of operations includes residual land sales, which management considers a sale of non-depreciated real property, and the sale of newly developed shopping centers as the Company considers these properties as part of the merchant building program. These sales are included in the Company’s FFO and therefore are not reflected as an adjustment in FFO. For the three-month periods ended March 31, 2007 and 2006, net gains resulting from residual land sales aggregated $5.4 million and $1.7 million, respectively. For the three-month periods ended March 31, 2007 and 2006, merchant building gains aggregated $0.5 million and $5.7 million, respectively.

Liquidity and Capital Resources
The Company’s cash flow activities are summarized as follows (in thousands):

	Three-Month Periods
	Ended March 31,
	2007	2006
Cash flow provided by operating activities	$129,672	$107,422
Cash flow used for investing activities	(2,502,465)	(106,340)
Cash flow provided by financing activities	2,424,136	8,230
     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements. Although the Company is evaluating its financing alternatives with expected transactions, the Company anticipates that cash on hand, borrowings available under its existing revolving credit facilities and other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset dispositions, will provide the necessary capital to achieve continued growth. The proceeds from the sale of assets classified as discontinued operations and other asset dispositions are utilized to acquire and develop assets. The Company believes that its acquisition and developments completed in 2006, new leasing, expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s operating cash flow. Additionally, the Company believes that the merger with IRRETI will contribute to the Company’s long-term growth.
     Changes in cash flow from investing activities in 2007, as compared to 2006, are primarily due to the IRRETI Merger as described in Acquisitions, Developments and Expansions and the additional equity contributions to joint ventures, primarily TIAA-CREF Joint Venture and Sonae Sierra (Brazil), offset by an increase in proceeds from the disposition of real estate. Changes in cash flow from financing activities in 2007, as compared to 2006, primarily relate to an increase in acquisition activity in 2007 as compared to 2006 and the issuance of convertible senior notes, preferred operating partnership interest and common shares offset by the Company’s repurchase of its common shares in 2007.
     In December 2006, the Company announced the Board of Directors’ intent to increase the 2007 quarterly dividend per common share to $0.66 from $0.59 in 2006. The Company anticipates that the increased dividend level will continue to result in a conservative payout ratio. The payout ratio is determined based on common and preferred dividends declared as compared to the Company’s FFO. The Company’s common share dividend payout ratio for the first three-months of 2007 was approximately 78.2% of reported FFO, as compared to 75.7% for the same period in 2006. See “Off Balance Sheet Arrangements” and “Contractual Obligations and Other Commitments” sections for discussion of additional disclosure of capital resources.

Acquisitions, Developments and Expansions
     During the three-month period ended March 31, 2007, the Company and its unconsolidated joint ventures expended $6.3 billion, net, to acquire, develop, expand, improve and re-tenant various properties. The Company’s expansion, acquisition and development activity is summarized below.
Inland Retail Real Estate Trust:
     On February 27, 2007, the Company merged with IRRETI. The Company acquired all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share, of which $12.50 per share was funded in cash and $1.50 per share in the form of DDR common shares. As a result, the Company issued 5.7 million of DDR common shares to the IRRETI shareholders for a total consideration of approximately $394.2 million.
     The IRRETI merger was included assets of approximately $6.2 billion, of which real estate related assets of approximately $3.0 billion were acquired by the joint venture with TIAA-CREF. The IRRETI real estate portfolio consists of 316 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, comprising approximately 44.2 million square feet of total GLA sixty-six shopping centers comprising approximately 23.1 million square feet of total GLA are owned by the joint venture with TIAA-CREF.
Acquisitions:
     During the first quarter, the Company’s joint venture in Brazil acquired an additional 73% interest in Shopping Metropole Center and, as such, the joint venture now owns 83% of this shopping center. The Company’s proportionate share aggregated approximately $24.6 million for its share of this acquisition.
     In January 2007, the Company acquired the remaining 25% minority interest in Coventry I and, as such, the Company now owns 100% of this entity. The aggregate purchase price was approximately $13.8 million.
Dispositions:
     In May 2007, the Company formed a new joint venture with Dividend Capital Total Realty Trust. The Company anticipates that it will sell three, recently developed, assets to the joint venture at amounts in excess of the assets book value. The joint venture will be owned 90% by Dividend Capital Total Realty Trust and 10% by the Company. The sale of assets is expected to occur in May 2007 with an aggregate purchase price of approximately $161.5 million. The sale is expected to generate initial pre-tax merchant build gains of approximately $50 million, which is expected to be included in the Company’s second quarter of 2007 net income and FFO (See Results from operations - income tax benefit). Pursuant to the terms of the joint venture agreement, the Company will receive asset management and property management fees, plus fees on leasing and ancillary income. In addition, the Company will receive a promoted interest above a 9.5% leveraged threshold return.
     In the first quarter of 2007, the Company sold six shopping center properties, including one shopping center that was classified as held for sale at December 31, 2006, aggregating 0.7 million square feet for approximately $51.9 million and recognized a non-FFO gain of approximately $2.8 million.
Expansions:
     During the three-month period ended March 31, 2007, the Company completed a redevelopment project located in Ft. Union, Utah for an aggregate gross cost of $26.4 million. The Company is currently expanding/redeveloping ten shopping centers located in Gadsden, Alabama; Crystal River, Florida; Plantation, Florida (which was acquired in the merger with IRRETI); Ottumwa, Iowa; Chesterfield, Michigan; Gaylord, Michigan; Hamilton, New Jersey; Olean, New York; Stow, Ohio and Brookfield, Wisconsin at a projected aggregate gross cost of approximately $71.7 million. At March 31, 2007, approximately $16.5 million of costs had been incurred in relation to these projects. The Company anticipates commencing construction on eleven additional expansion and redevelopment projects at shopping centers located in Tallahassee, Florida; Louisville, Kentucky; Gulfport, Mississippi; Huber Heights, Ohio; Amherst, New York; Fayetteville, North Carolina; Allentown, Pennsylvania; Bayamon, Puerto Rico (Plaza Del Sol); Hatillo, Puerto Rico; San Juan, Puerto Rico and McKinney, Texas.
     Seven of the Company’s joint ventures are currently expanding/redeveloping their shopping centers located in Phoenix, Arizona; Buena Park, California; Lancaster, California; Benton Harbor, Michigan; Kansas City, Missouri; Cincinnati, Ohio and Macedonia, Ohio at a projected gross cost of approximately $559.8 million (which includes the initial acquisition costs for the Coventry II redevelopment projects located in Phoenix, Arizona; Buena Park, California; Benton Harbor, Michigan; Kansas City, Missouri and Cincinnati, Ohio). At March 31, 2007, approximately $443.1 million of costs had been incurred in relation to these projects. Two of the Company’s joint ventures anticipate commencing expansion/redevelopment projects at their shopping centers located in Deer Park, Illinois and Kirkland, Washington.
Development (Wholly-Owned and Consolidated Joint Ventures)
     The Company currently has ten shopping center projects under construction, which includes three projects that were acquired in the merger with IRRETI. These projects are located in Brandon, Florida; Miami, Florida; Douglasville, Georgia; Nampa, Idaho; McHenry, Illinois; Seabrook, New Hampshire; Horseheads, New York; Apex, North Carolina (Beaver Creek Crossings — Phase II and the Promenade at Beaver Creek) and San Antonio, Texas. These projects are scheduled for completion during 2007 through 2009 at a projected aggregate gross cost of approximately $716.9 million and will create an additional 4.5 million square feet of gross leasable retail space.
     The Company anticipates commencing construction in 2007 on five additional shopping centers, which includes two projects that were acquired in the merger with IRRETI. These projects are located in Ukiah, California; Homestead, Florida; Wesley Chapel, Florida; Union City, Georgia and Gulfport, Mississippi. These projects have an estimated aggregate gross cost of $342.7 million and will create approximately 2.1 million square feet of additional gross leasable retail space.
     At March 31, 2007, approximately $456.4 million of costs were incurred in relation to the above projects under construction and projects that will be commencing construction.

     The wholly-owned and consolidated development estimated funding schedule, net of reimbursements, as of March 31, 2007, is as follows (in millions):

Funded as of March 31, 2007	$456.4
Projected net funding during 2007	121.0
Projected net funding thereafter	277.0

Total	$854.4

     In addition to the above developments, the Company has identified several development sites in its development pipeline reflecting an aggregate estimated cost of over $1 billion. While there are no assurances that any of these projects will be developed, they provide a source of potential development projects over the next several years.
Development (Joint Ventures)
     Three of the Company’s joint ventures have shopping center projects under construction. These projects are located in Merriam, Kansas, Bloomfield Hills, Michigan and Allen, Texas. These three projects are being developed through the Coventry II program. The three projects are scheduled for completion during 2007 through 2009. These projects have an aggregate gross projected cost of approximately $526.7 million. At March 31, 2007, approximately $130.7 million of costs had been incurred in relation to these development projects.
     The joint venture development estimated funding schedule, net of reimbursements, as of March 31, 2007, is as follows (in millions):

			Anticipated
			Proceeds
	DDR’s	JV Partners’	from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total
Funded as of March 31, 2007	$12.8	$51.4	$66.5	$130.7
Projected net funding during 2007	1.5	6.0	47.0	54.5
Projected net funding thereafter	6.0	23.8	117.4	147.2

Total	$20.3	$81.2	$230.9	$332.4

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
     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $9.8 million at March 31, 2007. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans.
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $3.3 million at March 31, 2007, for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owed to DDR. The Company guaranteed base rental income from one to three years at certain centers held through the Service Holdings LLC Joint Venture, aggregating $2.8 million at March 31, 2007. The Company has not recorded a liability for the guarantee, as the subtenants of the Service Holdings LLC Joint Venture affiliates are paying rent as due. The Company has recourse against the other parties in the partnership for their pro rata share of any liability under this guarantee.
     As a result of the IRRETI merger, the Company assumed certain environmental and non-recourse obligations of the Inland-SAU Joint Venture pursuant to eight guaranty and environmental indemnity agreements. The Company’s guaranty is capped at $43.1 million in the aggregate, unless the Company and/or its affiliates derive economic benefit as a result of certain events such as fraud, intentional misrepresentation or misappropriation of funds.
     The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.
     The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $4.5 billion and $2.1 billion at March 31, 2007 and 2006, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the Company’s partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s joint ventures, the Company agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $59.8 million at March 31, 2007. The Company and its joint venture partner provided a $33.0 million payment and performance guaranty on behalf of the Mervyns Joint Venture to the joint venture’s lender in certain events such as the bankruptcy of Mervyns. The Company’s maximum obligation is equal to its approximate 50% ownership percentage, or $16.5 million.
     In October 2006, the Company entered into a joint venture that owns real estate assets in Brazil. The Company has chosen not to mitigate any of the foreign currency risk through the use of hedging instruments. The Company will continue to monitor and evaluate this risk and may enter into hedging agreements at a later date.
Financing Activities
Term Loan
     In February 2007, the Company amended its secured term loan agreement with Key Bank National Association. This term loan was amended in February 2007 to increase the loan to $550 million, an accordion feature for a future expansion to $800 million, to extend the maturity date to February 2011 and to reduce the interest rate to LIBOR plus 0.70% based on the Company’s current credit rating.
Bridge Financing
     In February 2007, the Company entered into a $750 million Bridge Facility with Bank of America, N.A. The Bridge Facility has a maturity date of August 2007 and bears interest at LIBOR plus 0.75%. The Company has the right to extend the facility for an additional three-month period. At March 31, 2007, total borrowings under the Bridge Facility aggregated $550 million.
Common Shares
     In addition to the 5.7 million shares issued to the IRRETI shareholders valued at approximately $394.2 million in February 2007, the Company received approximately $751.0 million in exchange for 11.6 million of its common shares upon the settlement of the forward sale agreements entered into in December 2006.
Preferred Operating Partnership Units
     In February 2007, a consolidated subsidiary of the Company, issued to a designee of Wachovia Bank, N.A. (“Wachovia”), 20,000,000 preferred units (“Preferred Units”), with a liquidation preference of $25 per unit, aggregating $500 million on the net assets of our consolidated subsidiary. The Preferred Units have a distribution rate equal to three-month LIBOR rate plus 0.75% through June 2007. This interest rate will increase over the term of the Preferred Units.
     The Company has the right to redeem the Preferred Units at any time at a redemption price equal to the aggregate liquidation preference of the Preferred Units, subject to a varying discount of up to 3% if redeemed prior to February 26, 2008, plus any accumulated unpaid distributions on the Preferred Units.
Convertible Notes
     In March 2007, the Company issued $600 million of Senior Convertible Notes due 2012 (the “Senior Convertible Notes”). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2007. The Senior Convertible Notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness. The Senior Convertible Notes have an initial conversion price of approximately $74.75 per common share and if certain conditions are met, are subject to net settlement in cash or the Company common shares, at the Company's option. The Senior Convertible Notes may only be converted prior to maturity based on certain provisions in the governing note documents. A total of $117.0 million of the net proceeds from Senior Convertible Notes was used to repurchase the Company’s common shares in private transections.
     Concurrent with the issuance of the Senior Convertible Notes, the Company purchased an option on its common shares in a private transaction in order to effectively increase the conversion premium from 20% to 40% or a conversion price of $87.21 per share at March 31, 2007. This option allows the Company to purchase at the fixed price a number of the Company’s common shares, up to a maximum of approximately 1.1 million shares, from counterparties equal to the amounts of common stock and/or cash related to the excess conversion value that it would pay to the holders of the Senior Convertible Notes upon conversion. The option, which cost $32.6 million, was recorded as a reduction of shareholders’ equity.
Preferred F Shares
     In April 2007, the Company redeemed all outstanding shares of its 8.6% Class F Cumulative Redeemable Preferred Shares, aggregating $150 million, at a redemption price of $25.10750 per Class F Preferred Share (the sum of $25.00 per share and a dividend per share of $0.10750 prorated to the redemption date). The Company had the right to revoke the notice of redemption of theses shares until April 2, 2007, the redemption date. The Company will record a non-cash charge to net income available to common shareholders of approximately $5.4 million in the second quarter of 2007 relating to the write-off of original issuance costs.
Capitalization
     At March 31, 2007, the Company’s capitalization consisted of $6.1 billion of debt, $705 million of preferred shares, $500 million of preferred operating partnership units and $7.9 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at March 31, 2007, of $62.90), resulting in a debt to total market capitalization ratio of 0.40 to 1.0. At March 31, 2007, the Company’s total debt consisted of $4.7 billion of fixed rate debt and $1.4 billion of variable rate debt and $500 million of variable rate debt that was effectively swapped to a fixed rate. At March 31, 2006, the Company’s total debt consisted of $3.3 billion of fixed rate debt and $0.8 billion of variable rate debt, including $60 million of fixed rate debt which was effectively swapped to a variable rate.
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
     As of March 31, 2007, the Company had $0.6 billion available under its $1.3 billion revolving credit facilities and cash of $79.7 million. As of March 31, 2007, the Company also had 376 unencumbered operating properties generating $127.9 million, or 54.9%, of the total revenue of the Company for the three-months ended March 31, 2007 thereby providing a potential collateral base for future borrowings, subject to consideration of the financial covenants on unsecured borrowings.
Contractual Obligations and Other Commitments
     In 2007, debt maturities are anticipated to be repaid through several sources. The $550.0 million Bridge Facility with a maturity date of August 2007 is expected to be repaid with proceeds from the Company divesting of its interests in certain assets in the second quarter of 2007. The $87.4 million in mortgage loans will be refinanced or paid from operating cash flow. Construction loans of $63.6 million are anticipated to be refinanced or extended on similar terms. The unsecured notes aggregating $97.0 million are expected to be repaid from operating cash flow, revolving credit facilities and/or other unsecured debt or equity financings and asset dispositions. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated.
     At March 31, 2007, the Company had letters of credit outstanding of approximately $36.6 million. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.
     In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $83.1 million with general contractors for its wholly-owned properties at March 31, 2007. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.
     The Company entered into master lease agreements during 2003 through 2006 with the transfer of properties to certain joint ventures, which are recorded as a liability and reduction of its gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At March 31, 2007, the Company’s material master lease obligations, included in accounts payable and other expenses, were incurred with the properties transferred to the following joint ventures (in millions):

MDT Joint Venture	$1.7
MDT Preferred Joint Venture	3.0
DDR Markaz II	0.5

$5.2

     The Company routinely enters into contracts for the maintenance of its properties which typically can be cancelled upon 30-60 days notice without penalty. At March 31, 2007, the Company had purchase order obligations, typically payable within one year, aggregating approximately $8.6 million related to the maintenance of its properties and general and administrative expenses.
     The Company has guaranteed certain special assessment and revenue bonds issued by the Midtown Miami Community Development District. The bond proceeds were used by the District to finance certain infrastructure and parking facility improvements. As of March 31, 2007, the remaining debt service obligation guaranteed by the Company was $10.7 million. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. There are no assets held as collateral or liabilities recorded related to these guarantees. To date, tax revenues have exceeded the debt service payments for both the Series A and Series B bonds.

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
Economic Conditions
     Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have been experiencing varying degrees of economic growth. Adverse changes in general or local economic conditions could result in the inability of some tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more national tenants (Wal-Mart and Target), home improvement stores (Home Depot and Lowe’s Home Improvement) and two or more junior tenants (Bed Bath & Beyond, Kohl’s, Circuit City, T.J. Maxx or PETsMART), which generally offer day-to-day necessities, rather than high-priced luxury items. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.
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
     Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection, the Company believes that several of its major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s Home Improvement, T.J. Maxx and Bed Bath & Beyond, are financially secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in this economic environment. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since 1993. Also, average base rental rates have increased from $5.48 to $11.83 since the Company’s public offering in 1993.
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
New Accounting Standards Implemented
Accounting for Uncertainty in Income Taxes — FIN 48
     In January 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of Statement of Financial Accounting Standard (“SFAS”) No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.
     The Company’s policy for classifying estimated interest and penalties is to include such amounts as “Income Tax of Taxable REIT Subsidiaries and Franchise Taxes” in the Condensed Consolidated Statements of Operations. The amount of interest and penalties at March 31, 2007 and for the periods ended March 31, 2007 and 2006 was not material. The Company does not have any unrecognized tax benefits that, if recognized, would impact the effective tax rate and does not expect this position to change within the next 12 months. The Company is no longer subject to income tax audits by taxing authorities for years through 2003. The effect of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.
New Accounting Standards to be Implemented
Fair Value Measurements — SFAS 157
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value and establishes a framework for measuring fair value under generally accepted accounting principles. The key changes to current practice are (1) the definition of fair value, which focuses on an exit price rather than an entry price; (2) the methods used to measure fair value, such as emphasis that fair value is a market-based measurement, not an entity-specific measurement, as well as the inclusion of an adjustment for risk, restrictions and credit standing and (3) the expanded disclosures about fair value measurements. This Statement does not require any new fair value measurements. This Statement applies only to those items under other accounting pronouncements for which the FASB previously concluded that fair value is the relevant measurement attribute and does not require or permit any new fair value measurements.
     This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to adopt SFAS 157 in the first quarter of 2008. The Company is currently evaluating the impact that this Statement will have on its financial statements.
The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 — SFAS 159
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are to be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities.
     This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently evaluating the impact that this Statement will have on its financial statements.
Accounting for Convertible Debt Instruments That Require or Permit Partial Cash Settlement Upon Conversion — EITF 07-2
     The Emerging Issues Task Force (“EITF”) has added an item to its 2007 agenda entitled “Accounting for Convertible Debt Instruments That Require or Permit Partial Cash Settlement Upon Conversion” (“Issue 07-2”). This issue involves reconsideration of the conclusions reached in EITF Issue 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” and EITF Issues 03-7, “Accounting for the Settlement of the Equity-Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to Be Settled in Stock.” The Company accounted for the issuance of its Senior Convertible Notes in accordance with these EITF conclusions (see Note 6). Changes in the EITF’s previous conclusions on these issues could affect the calculations of interest expense and diluted earnings per share related to the Company’s Senior Convertible Notes. At this time it is unclear what effect, if any, the EITF’s actions will have on the Company’s financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding joint venture debt, is summarized as follows:

	March 31, 2007				March 31, 2006
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Percentage		Average	Average	Percentage
	Amount	Maturity	Interest	of	Amount	Maturity	Interest	of
	(Millions)	(years)	Rate	Total	(Millions)	(years)	Rate	Total
Fixed Rate Debt (1)	$4,772.4	4.3	5.2%	77.8%	$3,282.3	5.8	5.7%	80.6%
Variable Rate Debt (1)	$1,360.5	1.9	6.0%	22.2%	$791.4	1.7	5.5%	19.4%

(1)	Adjusted to reflect the $500 million and $200 million of variable rate debt, which was swapped to a fixed rate at March 31, 2007 and 2006, respectively, and $60 million of fixed rate debt, which was swapped to a variable rate at March 31, 2006.
     The Company’s unconsolidated joint ventures’ fixed rate indebtedness, including $557.3 million and $170 million of variable rate debt, which was swapped to a weighted average fixed rate of approximately 5.3% and 4.9%, at March 31, 2007 and 2006, respectively, is summarized as follows:

	March 31, 2007				March 31, 2006
	Joint	Company’s	Weighted	Weighted	Joint	Company's	Weighted	Weighted
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(years)	Rate	(Millions)	(Millions)	(years)	Rate
Fixed Rate Debt	$3,534.5	$672.4	5.6	5.3%	$1,489.4	$359.3	4.7	5.0%
Variable Rate Debt	$969.1	$165.0	1.5	6.3%	$593.0	$119.3	1.9	6.1%
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
     The interest rate risk on the Company’s and its unconsolidated joint ventures’ variable rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At March 31, 2007, the interest rate on the Company’s $500 million and $200 million consolidated floating rate debt and at March 31, 2007 and 2006, respectively, on $557.3 million and $170 million of joint venture floating rate debt at March 31, 2007 and 2006, respectively (of which $80.8 million and $24.7 million, respectively, is the Company’s proportionate share) was swapped to fixed rates. The Company is exposed to credit risk in the event of non-

performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.
     In February 2007, a consolidated affiliate of the Company entered into approximately $600.0 million of treasury locks. These treasury locks were designated to hedge the forecasted issuance of fixed rate mortgage debt. The treasury locks have been designated and qualified as a cash flow hedge at March 31, 2007, and had a positive fair value of $3.1 million at March 31, 2007, and are included in other assets in the consolidated balance sheets. The treasury locks have a weighted average strike price of 5.09% and expire in July 2007.
     At December 31, 2006, the Company had a variable rate interest swap that carried a notional amount of $60 million, a fair value which represented an asset of $0.1 million December 31, 2006, and converted fixed rate debt to a variable rate of 7.2%.
     The fair value of the Company’s fixed rate debt adjusted to: (i) include the $500 million and $200 million that was swapped to a fixed rate at March 31, 2007 and 2006, respectively; (ii) exclude the $60 million which was swapped to a variable rate at March 31, 2006; (iii) include the Company’s proportionate share of the joint venture fixed rate debt; and (iv) include the Company’s proportionate share of $80.8 million and $24.7 million that was swapped to a fixed rate at March 31, 2007 and 2006, respectively, and an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows (in millions):

	March 31, 2007				March 31, 2006
				100 Basis Point				100 Basis Point
				Decrease in				Decrease in
	Carrying	Fair		Market Interest	Carrying	Fair		Market Interest
	Value	Value		Rates	Value	Value		Rates
Company’s fixed rate debt	$4,772.4	$4,795.4	(1)	$4,927.2 (2)	$3,282.3	$3,250.9	(1)	$3,389.4 (2)
Company’s proportionate share of joint venture fixed rate debt	$672.4	$671.4	(3)	$705.2 (4)	$359.3	$353.6	(3)	$368.8 (4)

(1)	Includes the fair value of interest rate swaps, which was a liability of $2.9 million and an asset of $0.4 million at March 31, 2007 and 2006, respectively.

(2)	Includes the fair value of interest rate swaps, which was a liability of $16.2 million and $6.9 million at March 31, 2007 and 2006, respectively.

(3)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $0.7 million and an asset of $0.3 million at March 31, 2007 and 2006, respectively.

(4)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $4.8 million and $0.7 million at March 31, 2007 and 2006, respectively.
     The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations arising from the hypothetical estimate as discussed above.
     Further, a 100 basis point increase in short-term market interest rates at March 31, 2007 and 2006, would result in an increase in interest expense of approximately $3.4 million and $2.0 million, respectively, for the Company for the respective three-month periods, and $0.4 million and $0.3 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable rate debt outstanding, for the respective three-month periods. The estimated increase in interest expense for the three-month periods does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.
     The Company also has made advances to several partnerships in the form of notes receivable that accrue interest at rates ranging from 6.3% to 12%. Maturity dates range from payment on demand to February 2012. The following table summarizes the aggregate notes receivable, the percentage at fixed rates with the remainder at variable rates, and the effect of a 100 basis point decrease in market interest rates. The estimated increase in interest income does not give effect to possible changes in the daily outstanding balance of the variable rate loan receivables.

	March 31,
	2007	2006
Total notes receivable	$27.0	$130.1
% Fixed rate loans	57.2%	90.4%
Fair value of fixed rate loans	$16.0	$131.2
Impact on fair value of 100 basis point decrease in market interest rates	$16.7	$132.3
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
Evaluation of Disclosure Controls and Procedures
     Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act rules 13a-15(e)) are effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company issuer in reports that it fields or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its’ CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control
     During the three-month period ended March 31, 2007, the Company completed its conversion to the JDEdwards financial accounting system. As with any material change to the Company’s internal controls over financial reporting, the design of this application, along with the design of the internal controls included in the Company’s processes, were appropriately evaluated for effectiveness. There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     None
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company repurchased 1,878,311 of its common shares in March 2007 in private transections. This repurchase was approved by the Company’s Board of Directors. The Company does not currently have in effect a plan to repurchase any of its common shares in the open market at March 31, 2007.
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	(a) Total number	(b) Average	Announced	Yet Be Purchased
	of shares	Price Paid per	Plans or	Under the Plans or
	purchased	Share	Programs	Programs
January 1 — 31, 2007	—	—	—	—
February 1 — 28, 2007	—	—	—	—
March 1 — 31, 2007	3,163	$63.23	—	—

Total	3,163	$63.23	—	—

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5.     OTHER INFORMATION
     None
ITEM 6.     EXHIBITS
4.1	Credit Agreement Dated as of February 26, 2007, among Developers Diversified Realty Corporation, Bank of America Securities LLC, and Bank Of America, N.A.

4.2	First Amendment Dated as of March 30, 2007, to Credit Agreement Dated as of February 26, 2007, among Developers Diversified Realty Corporation, Bank of America Securities LLC, and Bank Of America, N.A.

4.3	Second Amendment Dated as of March 30, 2007, to First Amended and Restated Secured Term Loan Agreement Dated as of June 29, 2006, among Developers Diversified Realty Corporation, KeyBank National Association, Bank of America, N.A. and other lenders named therein

4.4	First Amendment Dated March 30, 2007, to Seventh Amended and Restated Credit Agreement Dated as of June 29, 2006, among Developers Diversified Realty Corporation, JPMorgan Chase Bank, N.A. and other lenders named therein

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1]

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002[1]

[1]	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DEVELOPERS DIVERSIFIED REALTY CORPORATION

May 10, 2007 (Date)	/s/ Scott A. Wolstein Scott A. Wolstein, Chief Executive Officer and Chairman of the Board

May 10, 2007 (Date)	/s/ William H. Schafer William H. Schafer, Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)