Form 10-Q
period 2007-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2007-08-09
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of August 7, 2007, the registrant had 124,198,944 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS — Unaudited

Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006.

Condensed Consolidated Statements of Operations for the Three-Month Periods ended June 30, 2007 and 2006.

Condensed Consolidated Statements of Operations for the Six-Month Periods ended June 30, 2007 and 2006.

Condensed Consolidated Statements of Cash Flows for the Six-Month Periods ended June 30, 2007 and 2006.

Notes to Condensed Consolidated Financial Statements.
EX-3.1
EX-3.2
EX-3.3
EX-3.4
EX-3.5
EX-3.6
EX-3.7
EX-3.8
EX-3.9
EX-31.1
EX-31.2
EX-32.1
EX-32.2

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets
Real estate rental property:
Land	$2,118,350	$1,768,702
Buildings	5,955,489	5,023,665
Fixtures and tenant improvements	226,201	196,275
Construction in progress and land under development	508,341	453,493

	8,808,381	7,442,135
Less: Accumulated depreciation	(925,976)	(861,266)

Real estate, net	7,882,405	6,580,869
Cash and cash equivalents	46,019	28,378
Notes receivable	17,328	18,161
Investments in and advances to joint ventures	636,731	291,685
Deferred charges, net	33,614	23,708
Other assets	332,447	231,628
Real estate held for sale	—	5,324

	$8,948,544	$7,179,753

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Senior notes	$2,718,788	$2,218,020
Revolving credit facilities	380,000	297,500

	3,098,788	2,515,520

Secured indebtedness:
Term debt	550,000	400,000
Mortgage and other secured indebtedness	1,470,248	1,333,292

	2,020,248	1,733,292

Total indebtedness	5,119,036	4,248,812

Accounts payable and accrued expenses	153,325	134,781
Dividends payable	89,451	71,269
Other liabilities	106,228	106,775

	5,468,040	4,561,637

Minority equity interest	98,962	104,596
Operating partnership minority interests	17,114	17,337

	5,584,116	4,683,570
Commitments and contingencies
Shareholders’ equity:
Class F – 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at December 31, 2006	—	150,000
Class G – 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	180,000	180,000
Class H – 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	205,000	205,000
Class I – 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 340,000 shares authorized; 340,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	170,000	170,000
Common shares, without par value, $.10 stated value; 300,000,000 shares authorized; 126,788,386 and 109,739,262 shares issued at June 30, 2007 and December 31, 2006, respectively	12,679	10,974
Paid-in-capital	3,029,488	1,959,629
Accumulated distributions in excess of net income	(164,989)	(159,615)
Deferred obligation	19,123	12,386
Accumulated other comprehensive income	26,008	7,829
Less: Common shares in treasury at cost: 1,812,183 shares at June 30, 2007 and 752,975 shares at December 31, 2006	(112,881)	(40,020)

	3,364,428	2,496,183

	$8,948,544	$7,179,753

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2007	2006
Revenues from operations:
Minimum rents	$177,342	$132,972
Percentage and overage rents	1,593	1,600
Recoveries from tenants	56,461	42,145
Ancillary and other property income	4,290	4,464
Management, development and other fee income	11,996	6,596
Other	3,746	1,250

	255,428	189,027

Rental operation expenses:
Operating and maintenance	35,092	27,259
Real estate taxes	30,771	21,694
General and administrative	19,161	15,422
Depreciation and amortization	54,772	45,217

	139,796	109,592

Other income (expense):
Interest income	2,500	2,849
Interest expense	(74,462)	(52,812)
Other (expense) income	(225)	1,167

	(72,187)	(48,796)

Income before equity in net income of joint ventures, minority interests, tax benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	43,445	30,639
Equity in net income of joint ventures	21,602	4,619

Income before minority interests, tax benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	65,047	35,258
Minority interests:
Minority equity interests	(1,399)	(1,413)
Preferred operating partnership minority interests	(5,908)	—
Operating partnership minority interests	(569)	(534)

	(7,876)	(1,947)
Tax benefit of taxable REIT subsidiaries and franchise taxes	709	2,793

Income from continuing operations	57,880	36,104
Discontinued operations:
Income from discontinued operations	4,730	2,694
Gain on disposition of real estate	10,815	—

Income before gain on disposition of real estate	73,425	38,798
Gain on disposition of real estate, net of tax of $4.5 million in 2007	54,012	39,937

Net income	$127,437	$78,735

Preferred dividends	16,008	13,792

Net income applicable to common shareholders	$111,429	$64,943

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.78	$0.57
Income from discontinued operations	0.12	0.02

Net income applicable to common shareholders	$0.90	$0.59

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.77	$0.57
Income from discontinued operations	0.12	0.02

Net income applicable to common shareholders	$0.89	$0.59

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2007	2006
Revenues from operations:
Minimum rents	$328,626	$264,441
Percentage and overage rents	3,607	3,663
Recoveries from tenants	102,587	82,035
Ancillary and other property income	8,995	8,743
Management, development and other fee income	21,078	12,955
Other	11,455	8,208

	476,348	380,045

Rental operation expenses:
Operating and maintenance	62,720	51,695
Real estate taxes	56,952	43,458
General and administrative	40,678	30,832
Depreciation and amortization	107,225	89,563

	267,575	215,548

Other income (expense):
Interest income	6,182	5,955
Interest expense	(135,452)	(103,790)
Other (expense) income	(450)	667

	(129,720)	(97,168)

Income before equity in net income of joint ventures, minority interests, tax benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	79,053	67,329
Equity in net income of joint ventures	27,883	10,088

Income before minority interests, tax benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	106,936	77,417
Minority interests:
Minority equity interests	(2,887)	(3,153)
Preferred operating partnership minority interests	(9,690)	—
Operating partnership minority interests	(1,138)	(1,068)

	(13,715)	(4,221)
Tax benefit of taxable REIT subsidiaries and franchise taxes	15,770	2,360

Income from continuing operations	108,991	75,556
Discontinued operations:
Income from discontinued operations	7,326	5,744
Gain on disposition of real estate	13,634	—

Income before gain on disposition of real estate	129,951	81,300
Gain on disposition of real estate, net of tax of $4.5 million in 2007	60,022	47,162

Net income	$189,973	$128,462

Preferred dividends	29,800	27,584

Net income applicable to common shareholders	$160,173	$100,878

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.16	$0.87
Income from discontinued operations	0.18	0.05

Net income applicable to common shareholders	$1.34	$0.92

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$1.16	$0.87
Income from discontinued operations	0.17	0.05

Net income applicable to common shareholders	$1.33	$0.92

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands)
(Unaudited)

	2007	2006
Net cash flow provided by operating activities:	$221,219	$175,036

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(2,591,744)	(210,535)
Proceeds from sale and refinancing of joint venture interests	5,936	1,104
Equity contributions to joint ventures	(223,517)	(2,592)
Proceeds from notes receivable, net	837	991
Proceeds (advances) from joint venture advances, net	1,587	(2,866)
Return of investments in joint ventures	35,255	—
Proceeds from disposition of real estate	1,846,817	139,918

Net cash flow used for investing activities	(924,829)	(73,980)

Cash flow from financing activities:
Proceeds from revolving credit facilities, net	82,500	10,000
Proceeds from term loans	900,000	180,000
Repayment of term loans	(750,000)	—
Repayment of medium term notes	(100,000)	—
Proceeds from construction loans and mortgages	55,046	1,646
Principal payments on mortgage debt	(316,633)	(128,264)
Payment of deferred finance costs	(2,958)	(3,682)
Purchased option arrangement on common shares	(32,580)	—
Proceeds from issuance of convertible senior notes, net of underwriting commissions and offering expenses of $267 in 2007	587,733	—
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	5,991	4,097
Proceeds from issuance of preferred operating partnership interest, net of expenses	484,204	—
Redemption of preferred operating partnership interest, net of expenses	(484,204)	—
Redemption of preferred shares	(150,000)	—
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $208 in 2007	746,645	—
Distributions to operating partnership minority interests	(10,789)	(1,288)
Return of investment-minority interest shareholder	(4,260)	—
Purchase of operating partnership minority interests	(683)	—
Repurchase of common shares	(117,000)	—
Dividends paid	(171,761)	(151,101)

Net cash flow provided by (used for) financing activities	721,251	(88,592)

Increase in cash and cash equivalents	17,641	12,464
Cash and cash equivalents, beginning of period	28,378	30,655

Cash and cash equivalents, end of period	$46,019	$43,119

Supplemental disclosure of non-cash investing and financing activities:
     For the six-months ended June 30, 2007, in conjunction with the merger of IRRETI, the Company acquired real estate assets of $3.0 billion, investments in joint ventures of approximately $29.8 million and accounts receivable, intangible assets and other assets aggregating approximately $83.0 million. A portion of the consideration used to acquire the $3.0 billion of assets included assumed debt of $446.5 million and accounts payable and other liabilities aggregating approximately $12.1 million and common shares of approximately $394.2 million. In conjunction with the redemption of the Company’s Class F Cumulative Redeemable Preferred Shares, the Company recorded a non-cash dividend to net income available to common shareholders of $5.4 million relating to the write-off of original issuance costs. Other assets included approximately $2.7 million, which represents the fair value of the Company’s interest rate swap. At June 30, 2007, dividends payable were $89.5 million. In January 2007, in accordance with the terms of the performance unit plans, the Company issued

466,666 restricted shares of which 70,000 vested as of the date of issuance. The remaining 396,666 shares will vest in 2008 through 2011. The foregoing transactions did not provide for or require the use of cash for the six-month period ended June 30, 2007.
     For the six-months ended June 30, 2006, in connection with the adoption of EITF 04-05 (“Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”), as of January 1, 2006 the Company consolidated real estate assets of $41.4 million and a mortgage payable of $17.1 million. For the six-months ended June 30, 2006, in conjunction with the acquisition of its partners’ interest in three shopping centers, the Company acquired real estate assets of $233.9 million and assumed debt of $121.2 million. For the six-months ended June 30, 2006, minority interests with a book value of approximately $14.2 million were converted into approximately 0.4 million common shares of the Company resulting in an increase of approximately $8.2 million in real estate assets. Other assets included approximately $2.8 million, which represents the fair value of the Company’s interest rate swap. At June 30, 2006, dividends payable were $71.7 million. The foregoing transactions did not provide for or require the use of cash for the six-month period ended June 30, 2006.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
Notes to Condensed Consolidated Financial Statements
1. NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION
     Developers Diversified Realty Corporation and its related consolidated real estate joint ventures and subsidiaries (collectively, the “Company” or “DDR”) are engaged in the business of acquiring, expanding, owning, developing, redeveloping, leasing and managing shopping centers.
     On February 22, 2007, Inland Retail Real Estate Trust, Inc. (“IRRETI”) shareholders approved a merger with a subsidiary of the Company pursuant to the merger agreement. The Company acquired all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share, of which $12.50 per share was funded in cash and $1.50 per share was paid in the form of DDR common shares. As a result, on February 27, 2007, the Company issued 5.7 million DDR common shares to the IRRETI shareholders for a total consideration of approximately $394.2 million.
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
     Unaudited Interim Financial Statements
     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six-months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.
     The Company consolidates certain entities in which it owns less than a 100% equity interest if the entity is a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”) and the Company is deemed to be the primary beneficiary in the VIE. The Company also consolidates certain entities that are not a VIE as described in FIN 46(R) in which it has effective control. The Company consolidated one entity as a result of the adoption of the Emerging Issues Task Force (“EITF”) 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole

General Partner and the Limited Partners Have Certain Rights.” The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined by FIN 46(R), or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.
     Comprehensive Income
     Comprehensive income is as follows (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$127,437	$78,735	$189,973	$128,462
Other comprehensive income:
Change in fair value of interest rate contracts	5,572	2,572	6,916	2,173
Amortization of interest rate contracts	(364)	(364)	(727)	(727)
Foreign currency translation	7,962	—	11,990	—

Other comprehensive income	13,170	2,208	18,179	1,446

Total comprehensive income:	$140,607	$80,943	$208,152	$129,908

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
     The Company’s policy for classifying estimated interest and penalties is to include such amounts as “Income Tax of Taxable REIT Subsidiaries and Franchise Taxes” in the Condensed Consolidated Statements of Operations. The amount of interest and penalties at June 30, 2007 and for the three and six-month periods ended June 30, 2007 and 2006 was not material. The Company does not have any unrecognized tax benefits related to uncertain tax provisions that, if recognized, would impact the effective tax rate and does not expect this position to change within the next twelve months. The Company is no longer subject to income tax audits by taxing authorities for years through 2003. The effect of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 — SFAS 159
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This Statement allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are to be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes a company elects for similar types of assets and liabilities.
     This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently evaluating the impact that this statement will have on its financial statements.
Accounting for Convertible Debt Instruments
     In July 2007, the Board directed the staff to prepare a proposed FSP that would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. If issued in its current form, the proposed FSP would require that the initial debt proceeds from the sale of the Company’s convertible and exchangeable senior unsecured notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The proposed FSP would be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The guidance in the proposed FSP would be applied retrospectively to all periods presented and could result in additional annual interest expense recognized by the Company if adopted and final, as proposed.
2. EQUITY INVESTMENTS IN JOINT VENTURES
     At June 30, 2007 and December 31, 2006, the Company had ownership interests in various unconsolidated joint ventures which, as of the respective dates, owned 269 and 117 shopping center properties and 46 and 50 shopping center sites formerly owned by Service Merchandise Company, Inc. Included in these amounts are the shopping center properties owned by Dividend Capital Total Realty Trust Joint Venture and DDR MDT PS LLC, which owned nine and six operating shopping center properties, respectively, at June 30, 2007 and December 31, 2006, and has been segregated and discussed separately in Notes 3 and 4. Dividend Capital Total Realty Trust Joint Venture was considered a significant subsidiary at June 30, 2007 and is excluded from the 2007 combined amounts presented below. DDR MDT PS LLC was considered a significant subsidiary at June 30, 2006 and is excluded from the 2006 combined amounts presented below.
     During the six-months ended June 30, 2007, the Company formed a joint venture with TIAA-CREF (“TIAA-CREF Joint Venture”), as described below, which owns 66 shopping centers and, as a result of the merger with IRRETI, the Company acquired an investment in an additional unconsolidated joint venture, which owns 28 shopping centers. DDR, on behalf of itself and the TIAA-CREF Joint Venture, has engaged an appraiser to perform valuations of the real estate, assumed liabilities and certain other assets in connection with the acquisition by the joint venture in February 2007. As a result, the purchase price is preliminary and subject to change.
     Combined condensed financial information of the Company’s unconsolidated joint venture investments excluding those amounts for Dividend Capital Total Realty Trust Joint Venture and DDR MDT PS LLC reported in Notes 3 and 4 is as follows (in thousands):

	June 30,	December 31,
	2007	2006
Combined Balance Sheets:
Land	$2,231,292	$902,486
Buildings	6,044,311	2,703,711
Fixtures and tenant improvements	109,283	57,989
Construction in progress	222,017	157,750

	8,606,903	3,821,936
Less: Accumulated depreciation	(310,930)	(245,674)

Real estate, net	8,295,973	3,576,262
Receivables, net	92,014	70,903
Leasehold interests	14,831	15,195
Other assets	360,237	129,914

	$8,763,055	$3,792,274

Mortgage debt	$5,353,316	$2,409,080
Amounts payable to DDR	7,002	4,930
Other liabilities	163,091	92,904

	5,523,409	2,506,914
Accumulated equity	3,239,646	1,285,360

	$8,763,055	$3,792,274

Company’s share of accumulated equity (1)	$597,503	$252,937

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Combined Statements of Operations:
Revenues from operations	$200,169	$102,828	$345,326	$203,988

Expenses:
Rental operation	64,979	33,574	113,545	66,183
Depreciation and amortization	48,530	20,028	78,973	39,640
Interest	65,640	29,773	111,272	58,148

	179,149	83,375	303,790	163,971

Income before income tax expense, gain on disposition of real estate and discontinued operations	21,020	19,453	41,536	40,017
Income tax expense	(2,297)	—	(4,545)	—
Gain on disposition of real estate	93,089	6	93,089	42

Income from continuing operations	111,812	19,459	130,080	40,059
Discontinued operations:
(Loss) income from discontinued operations	(149)	(164)	(178)	221
Gain (loss) on disposition of real estate	1,080	(1,762)	738	(1,550)

Net income	$112,743	$17,533	$130,640	$38,730

Company’s share of equity in net income of joint ventures (2)	$21,758	$4,462	$28,268	$9,777

     Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its proportionate share of all of the joint ventures’ underlying net assets (in millions):

	June 30, 2007	December 31, 2006
Company’s proportionate share of accumulated equity	$602.9	$252.9
Basis differentials (2)	111.7	92.3
Deferred development fees, net of portion relating to the Company’s interest	(3.4)	(3.0)
Basis differential upon transfer of assets (2)	(98.8)	(74.3)
Notes receivable from investments	17.2	18.8
Amounts payable to DDR	7.1	5.0

Investments in and advances to joint ventures (1)	$636.7	$291.7

(1)	The difference between the Company’s share of accumulated equity and the investments in and advances to joint ventures recorded on the Company’s condensed consolidated balance sheets primarily results from the basis differentials, as described below, deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the joint venture investments.

(2)	For the three-month periods ended June 30, 2007 and 2006, the difference between the $21.7 million and $4.5 million, respectively, of the Company’s share of equity in net income of joint ventures reflected above and the $21.6 million and $4.6 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is primarily attributable to amortization associated with basis differentials and differences in the recognition of gains on sales. The Company’s share of joint venture net income has been decreased by approximately $0.1 million and increased by $0.1 million for the three-month periods ended June 30, 2007 and 2006, respectively, to reflect basis differentials associated with amortization and adjustments to gain on sales. For the six-month periods ended June 30, 2007 and 2006, the difference between the $28.3 million and $9.8 million, respectively, of the Company’s share of equity in net income of joint ventures reflected above and the $27.9 million and $10.1 million, respectively, of equity in net income of joint ventures reflected in the

Company’s condensed consolidated statements of operations is attributable to depreciation associated with basis differentials and differences in the recognition of gains on sales of certain assets due to the basis differentials. The Company’s share of joint venture net income has been decreased by approximately $0.4 million and increased by $0.2 million, for the six-month periods ended June 30, 2007 and 2006, respectively, to reflect basis differentials associated with amortization and adjustments to gain on sales. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their share of the historical cost of the net assets of the joint venture. Basis differentials also occur when the Company contributes assets to joint ventures.
     The Company’s proportionate share of service fees earned through the management, acquisition, financing, leasing and development activities performed related to all of the Company’s joint ventures are as follows (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Management and other fees	$9.8	$5.1	$17.0	$10.1
Development fees and leasing commissions	1.9	1.4	3.8	2.8
Interest income	0.1	2.0	0.2	4.3
Acquisition and financing fees (1)	1.5	0.4	7.8	0.5

(1)	Acquisition fees of $6.3 million were earned from the formation of the TIAA-CREF Joint Venture in the first quarter of 2007, excluding the Company’s retained ownership of approximately 15%. Financing fees were earned from several joint venture interests, excluding the Company’s retained ownership. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets and financings and re-financings of joint ventures.
DDR Domestic Retail Fund I
     In the second quarter of 2007, the Company formed DDR Domestic Retail Fund I (“Fund”), a sponsored, fully-seeded commingled fund. The Fund acquired 63 shopping center assets aggregating 8.3 million square feet (“Portfolio”) from the Company and a joint venture for approximately $1.5 billion. The Portfolio is comprised of 54 assets acquired by the Company through its acquisition of IRRETI, seven assets formerly held in a joint venture with Kuwait Financial Centre (“DDR Markaz LLC Joint Venture”), in which the Company had a 20% ownership interest, and two assets from the Company’s wholly-owned portfolio. The Company recognized a gain of approximately $9.6 million, net of its 20% retained interest, from the sale of the two wholly-owned assets, which is included in gain on disposition of real estate in our statements of operations. In conjunction with the formation of the Fund and identification of the equity partners, the Company paid a $7.6 million fee to a third party consulting firm and recognized this amount as a reduction to gain on disposition of real estate. The DDR Markaz LLC Joint Venture recorded a gain of approximately $90.2 million. The Company’s proportionate share of approximately $18.0 million of the joint venture gain was deferred as the Company retained an effective 20% ownership interest in these assets. As the Company does not have economic or effective control, the Fund is accounted for using the equity method of accounting. The Company remains responsible for all day-to-day operations of the properties and receives fees for asset management and property management, leasing, construction management and ancillary income in addition to a promoted interest. In addition, upon the sale of the assets from the DDR Markaz LLC Joint Venture, the Company realized and recognized promoted income of approximately $13.6 million, which is included in the equity in net income of joint ventures.

TIAA-CREF Joint Venture
     In February 2007, TIAA-CREF and the Company formed a joint venture which acquired 66 shopping center assets from IRRETI comprising approximately 23.1 million square feet of total GLA. The TIAA-CREF Joint Venture is owned 85% by TIAA-CREF and 15% by the Company. As the Company does not have economic or effective control, the TIAA-CREF Joint Venture is accounted for on the equity method of accounting. Real estate related assets of approximately $3.0 billion were acquired by the TIAA-CREF Joint Venture. The TIAA-CREF Joint Venture has debt of approximately $1.8 billion, of which $285.6 million was assumed in connection with the acquisition of the properties. Pursuant to the terms of the joint venture agreement, the Company earned an acquisition fee of $6.3 million and receives ongoing asset management, property management and construction management fees, plus fees on leasing and ancillary income.
Other Joint Ventures
     In June 2007, the Company’s RVIP VI Joint Venture in which the Company has an effective 25.75% ownership interest sold its remaining property in Overland Park, Kansas for approximately $8.2 million. The joint venture recognized a gain of approximately $1.3 million, of which the Company’s proportionate share was approximately $0.3 million.
     In May 2007, ECE Projektmanagement G.m.b.H. & Co.KG (“ECE”), a fully integrated international developer and manager of shopping centers based in Hamburg, Germany, and the Company formed a new joint venture, subject to certain closing conditions, to fund investments in new retail developments located in western Russia and Ukraine. The joint venture is owned 75% by the Company and 25% by ECE. As of June 30, 2007, the Company had not funded any amounts to this joint venture.
     During the first quarter of 2007, the Company’s joint venture in Brazil acquired an additional 73% interest in Shopping Metropole Center and, as such, the joint venture now owns 83% of this shopping center. The Company contributed approximately $24.6 million for its proportionate share of the acquisition of the additional interest.
     Effective January 2007, the Company acquired the remaining 25% minority interest in Coventry I and, as such, the Company now owns 100% of this entity. The aggregate purchase price was approximately $13.8 million. This entity generally serves as the general partner of the Company’s RVIP joint ventures.
3. DIVIDEND CAPITAL TOTAL REALTY TRUST JOINT VENTURE
     In the second quarter of 2007, Dividend Capital Total Realty Trust and the Company formed a $161.5 million joint venture (“Dividend Capital Total Realty Trust Joint Venture”). The Company contributed three recently developed assets aggregating 0.7 million of Company-owned square feet to the joint venture and retained an effective ownership interest of 10%. The Company recorded an after-tax gain, net of its retained interest, of approximately $50.2 million, which is included in gain on disposition of real estate. As the Company does not have economic or effective control, the Dividend Capital Total Realty Trust Joint Venture is accounted for using the equity method of accounting. The

Company receives asset management and property management fees, plus fees on leasing and ancillary income. In addition, the Company, subject to performance of the joint venture, as defined in the agreement, is entitled to receive a promoted interest above a 9.5% leveraged threshold return.
     At June 30, 2007, the Company’s investment in Dividend Capital Total Realty Trust Joint Venture is considered a significant subsidiary pursuant to the applicable Regulation S-X rules, due to the recognition of a gain, net of tax, in the second quarter of 2007 of approximately $50.2 million relating to the contribution of the assets to the joint venture.
     Condensed financial information of Dividend Capital Total Realty Trust Joint Venture for the periods that it was considered a significant subsidiary is as follows (in thousands):

June 30,
2007
Balance Sheet:
Land	$45,577
Buildings	113,942

159,519
Less: Accumulated depreciation	(680)

Real estate, net	158,839
Other assets	5,216

$164,055

Mortgage debt	$110,000
Amounts payable to DDR	57
Other liabilities	488

110,545
Accumulated equity	53,510

$164,055

Company’s share of accumulated equity	$5,351

	Three-Month	Six-Month
	Periods Ended	Periods Ended
	June 30, 2007	June 30, 2007
Statements of Operations:
Revenues from operations	$1,817	$1,817

Expenses:
Rental operation	380	380
Depreciation and amortization	680	680
Interest	865	865

	1,925	1,925

Net loss	$(108)	$(108)

Company’s share of equity in net loss of joint ventures	$(11)	$(11)

4. DDR MDT PS LLC
     In the second quarter of 2006, the Company sold six properties, aggregating 0.8 million owned square feet, to a then newly formed joint venture with MDT (“DDR MDT PS LLC”). At June 30, 2006, the Company’s investment in DDR MDT PS LLC was considered a significant subsidiary pursuant to the applicable Regulation S-X rules, due to the formation of this joint venture and recognition of a gain, net of tax, in the second quarter of 2006 of approximately $38.5 million relating to the contribution of the assets to the joint venture.
     Condensed financial information of DDR MDT PS LLC for the periods that it was considered a significant subsidiary is as follows (in thousands):

December 31,
2006
Balance Sheet:
Land	$31,430
Buildings	85,152
Fixtures and tenant improvements	1,177
Construction in progress	12

117,771
Less: Accumulated depreciation	(1,338)

Real estate, net	116,433
Receivables, net	4,121
Other assets	3,070

$123,624

Mortgage debt	$86,000
Amounts payable to DDR	30
Other liabilities	1,744

87,774
Accumulated equity	35,850

$123,624

Company’s share of accumulated equity	$—

	Three-Month	Six-Month
	Periods Ended	Periods Ended
	June 30, 2006	June 30, 2006
Statements of Operations:
Revenues from operations	$717	$717

Expenses:
Rental operation	466	466
Depreciation and amortization	208	208
Interest	351	351

	1,025	1,025

Net loss	$(308)	$(308)

Company’s share of equity in net loss of joint ventures	$—	$—

5. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION
     Acquisitions
     On February 22, 2007, IRRETI shareholders approved a merger with a subsidiary of the Company pursuant to the merger agreement. The Company acquired all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share, of which $12.50 per share was funded in cash and $1.50 per share was paid in the form of DDR common shares. As a result, on February 27, 2007, the Company issued 5.7 million DDR common shares to the IRRETI shareholders for a total consideration of approximately $394.2 million valued at $69.54 per share, which was the average closing price of the Company’s common shares for the 10 trading days immediately preceding the two trading days prior to the IRRETI shareholders’ meeting. The merger was accounted for utilizing the purchase method of accounting. The Company entered into the merger to acquire a large portfolio of assets, among other reasons.
     The IRRETI merger was initially recorded at a total cost of approximately $6.2 billion. Real estate related assets of approximately $3.0 billion were recorded by both the Company and the TIAA-CREF Joint Venture (Note 2). The Company assumed debt at a fair market value of approximately $443.0 million. The IRRETI real estate portfolio consists of 316 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, comprising approximately 44.2 million square feet of total GLA, and five development properties. The TIAA-CREF Joint Venture consists of 66 shopping centers comprising approximately 23.1 million square feet of total GLA.
     DDR, on behalf of itself and the TIAA-CREF Joint Venture, has engaged an appraiser to assist with the valuations of the real estate and certain other assets. As a result, the purchase price allocation recorded as of June 30, 2007 is preliminary and subject to change. As final information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation. The allocations are expected to be finalized no later than twelve months from the acquisition date. The revenues and expenses relating to the IRRETI properties are included in DDR’s historical results of operations from the date of the merger, February 27, 2007. The total aggregate purchase price was allocated as follows (in thousands):

Land	$458,324
Building	1,186,928
Tenant improvements	16,447
Intangible assets	32,895

$1,694,594

     Pro Forma Financial Information
     The following unaudited supplemental pro forma operating data is presented for the three and six-month periods ended June 30, 2007 and 2006, as if the IRRETI merger and the formation of the TIAA-CREF Joint Venture was completed as of the beginning of each period presented. Pro forma amounts include general and administrative expenses that IRRETI reported in its historical results of approximately $48.3 million for the six-months ended June 30, 2007, including severance, a substantial portion of which management believes to be non-recurring.
     These acquisitions were accounted for using the purchase method of accounting. The revenues and expenses related to assets and interests acquired are included in the Company’s historical results of operations from the date of purchase. In addition, the following supplemental pro forma operating data does not present the sale of assets for the three and six-months ended June 30, 2007 and 2006 or the formation of the DDR Domestic Retail Fund I and the Dividend Capital Total Realty Trust Joint Venture. The Company sold 62 of the assets acquired from the merger with IRRETI to an independent buyer and through the formation of the DDR Domestic Retail Fund I.
     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated, nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	(Unaudited)		(Unaudited)
	2007	2006	2007	2006
Pro forma revenues	$255,428	$260,014	$518,605	$524,169

Pro forma income from continuing operations	$57,880	$33,747	$55,875	$75,327

Pro forma income from discontinued operations	$15,545	$2,694	$20,960	$5,744

Pro forma income before cumulative effect of adoption of a new accounting standard	$127,437	$76,378	$136,991	$128,233

Pro forma net income applicable to common shareholders	$111,429	$76,378	$107,191	$128,233

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.78	$0.58	$0.69	$0.97
Income from discontinued operations	0.12	0.02	0.17	0.05

Net income applicable to common shareholders	$0.90	$0.60	$0.86	$1.02

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.77	$0.58	$0.69	$0.97
Income from discontinued operations	0.12	0.02	0.17	0.04

Net income applicable to common shareholders	$0.89	$0.60	$0.86	$1.01

6. OTHER ASSETS
Other assets consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$31,639	$1,485
Tenant relations, net	10,803	12,969

Total intangible assets (1)	42,442	14,454
Other assets:
Accounts receivable, net (2)	186,494	152,161
Prepaids, deposits and other assets (3)	103,511	65,013

Total other assets	$332,447	$231,628

(1)	The Company recorded amortization expense of $1.8 million and $1.4 million for the three-months ended June 30, 2007 and 2006, respectively, and $3.6 million and $3.0 million for the six-months ended June 30, 2007 and 2006, respectively, related to these intangible assets. The amortization period of the in-place leases and tenant relations is approximately two to 31 years and ten years, respectively.

(2)	Includes straight-line rent receivables, net of $56.5 million and $54.7 million at June 30, 2007 and December 31, 2006, respectively.

(3)	Includes tax valuation allowances (Note 15) of approximately $16.3 million and $36.0 million at June 30, 2007 and December 31, 2006, respectively.
7. REVOLVING CREDIT FACILITIES AND TERM LOANS
     The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.2 billion, an accordion feature for a future expansion to $1.4 billion and a maturity date of June 2010, with a one-year extension option. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the Unsecured Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the prime rate, as defined in the facility or (ii) LIBOR, plus a specified spread (0.60% at June 30, 2007). The specified spread over LIBOR varies depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at June 30, 2007. The facility also provides for a facility fee of 0.15% on the entire facility. At June 30, 2007, total borrowings under this facility aggregated $365.0 million with a weighted average interest rate of 5.5%.
     The Company also maintains a $60 million unsecured revolving credit facility with National City Bank which has a maturity date of June 2010. The terms are consistent with those contained in the Unsecured Credit Facility. Borrowings under the facility bear interest at variable rates, at the Company’s election, based on the (i) prime rate, as defined in the facility or (ii) LIBOR plus a specified spread (0.60% at June 30, 2007). The specified spread over LIBOR is dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The

Company was in compliance with these covenants at June 30, 2007. At June 30, 2007, total borrowings under this facility aggregated $15.0 million with a weighted average interest rate of 5.9%.
     The Company also maintains a secured term loan agreement with a syndicate of financial institutions, for which KeyBank Capital Markets serves as the administrative agent. This term loan was amended in February 2007 to increase the loan to $550 million, add an accordion feature for a future expansion to $800 million, extend the maturity date to February 2011 and reduce the interest rate to LIBOR plus 0.70% based on the Company’s current credit rating. The collateral for this secured loan are assets, or investment interests in certain assets, that are already collateralized by first mortgage loans. At June 30, 2007, total borrowings under this facility aggregated $550.0 million with a weighted average interest rate of 5.8%.
     In February 2007, the Company entered into a $750 million unsecured bridge facility (“Bridge Facility”) with Bank of America, N.A. in connection with the financing of the IRRETI merger. The Bridge Facility had a maturity date of August 2007 and bore interest at LIBOR plus 0.75%. This bridge facility was repaid in June 2007. Following the repayment, the Company does not have the right to draw on this facility.
8. CONVERTIBLE NOTES
     In March 2007, the Company issued $600 million of Senior Convertible Notes due 2012 (the “Senior Convertible Notes”). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2007. The Senior Convertible Notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness. The Senior Convertible Notes are subject to net settlement and have an initial conversion price of approximately $74.75 per common share. If certain conditions are met, the incremental value can be settled in cash or the Company’s common shares, at the Company’s option. The Senior Convertible Notes may only be converted prior to maturity based on certain provisions in the governing note documents. A total of $117.0 million of the net proceeds from Senior Convertible Notes was used to repurchase the Company’s common stock.
     Concurrent with the issuance of the Senior Convertible Notes, the Company purchased an option on its common stock in a private transaction, in order to effectively increase the conversion premium from 20% to 40% or a conversion price of $87.21 per share at June 30, 2007. This purchase option allows the Company to receive a number of the Company’s common shares, up to a maximum of approximately 1.1 million shares, from counterparties equal to the amounts of common stock and/or cash related to the excess conversion value that it would pay to the holders of the Senior Convertible Notes upon conversion. The option, which cost $32.6 million, was recorded as a reduction of shareholders’ equity.
9. DERIVATIVE FINANCIAL INSTRUMENTS
Cash Flow Hedges and Fair Value Hedges
     In February 2007, a consolidated affiliate of the Company entered into an aggregate notional amount of $600 million of forward starting interest rate swaps. The swaps were executed to hedge the benchmark interest rate and swap spread associated with forecasted interest payments related to the anticipated issuance of fixed rate borrowings. The treasury locks were terminated in connection with the formation and financing of the DDR Domestic Retail Fund I Joint Venture (Note 2) in the second quarter of 2007.
     As of June 30, 2007, the aggregate fair value of the Company’s interest rate swaps was an asset of $2.7 million, which is included in other assets in the condensed consolidated balance sheets. For the six-month period ended June 30, 2007, the amount of hedge ineffectiveness was not material.
10. CONTINGENCIES
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
11. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS
     The following table summarizes the changes in shareholders’ equity since December 31, 2006 (in thousands):

		Common
		Shares		Accumulated
		($.10		Distributions		Accumulated	Treasury
	Preferred	Stated	Paid-in	In Excess of	Deferred	Other	Stock
	Shares	Value)	Capital	Net Income	Obligation	Comprehensive Income	at Cost	Total
Balance December 31, 2006	$705,000	$10,974	$1,959,629	$(159,615)	$12,386	$7,829	$(40,020)	$2,496,183
Issuance of common shares related to exercise of stock options, dividend reinvestment plan, performance plan and director compensation			(27,167)				29,632	2,465
Issuance of common shares for cash—underwritten offering		1,160	745,485					746,645
Repurchase of common shares							(117,000)	(117,000)
Issuance of restricted stock		6	883		487		(98)	1,278
Vesting of restricted stock			(3,567)		6,250		(436)	2,247
Purchased option arrangement on common shares			(32,580)					(32,580)
Stock-based compensation			2,820					2,820
Merger with IRRETI		539	378,580				15,041	394,160
Redemption of preferred shares	(150,000)		5,405	(5,405)				(150,000)
Dividends declared—common shares				(164,938)				(164,938)
Dividends declared— preferred shares				(25,004)				(25,004)
Comprehensive income:
Net income				189,973				189,973
Other comprehensive income:
Change in fair value of interest rate swaps						6,916		6,916
Amortization of interest rate contracts						(727)		(727)
Foreign currency translation	—	—	—	—	—	11,990	—	11,990

Comprehensive income	—	—	—	189,973	—	18,179	—	208,152

Balance June 30, 2007	$555,000	$12,679	$3,029,488	$(164,989)	$19,123	$26,008	$(112,881)	$3,364,428

     Common share dividends declared, per share, were $0.66 and $0.59 for the three-month periods ended June 30, 2007 and 2006, respectively, and were $1.32 and $1.18 for the six-month periods ended June 30, 2007 and 2006, respectively.
     In June 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares during the following two years.
     In April 2007, the Company redeemed all outstanding shares of its 8.6% Class F Cumulative Redeemable Preferred Shares, aggregating $150 million, at a redemption price of $25.10750 per Class F Preferred Share (the sum of $25.00 per share and a dividend per share of $0.10750 prorated to the redemption date). The Company recorded a non-cash dividend to net income available to common shareholders of $5.4 million relating to the write-off of original issuance costs.
     In March 2007, the Company’s Board of Directors authorized the Company to repurchase 1,878,311 common shares at a cost of $62.29 per share in connection with the convertible debt financing (Note 8).
     Stock-based compensation for the six-months ended June 30, 2007 includes $0.9 million of stock-based compensation expense that was recorded in accordance with the provisions of SFAS

123(R), “Share-Based Payment,” related to the departure of the Company’s president, effective May 2007.
     In 2007, the vesting of restricted stock grants to certain officers and directors of the Company, approximating 0.1 million common shares of the Company, was deferred through the Company’s non-qualified deferred compensation plans and, accordingly, the Company recorded $6.7 million in deferred obligations.
Operating Partnership Units
     For the six-months ended June 30, 2007, the Company purchased 10,480 operating partnership units for cash of $0.7 million. This transaction was treated as a purchase of a minority interest.
Preferred Operating Partnership Units
     In February 2007, a consolidated subsidiary of the Company issued to a designee of Wachovia Bank, N.A. (“Wachovia”), 20,000,000 preferred units (the “Preferred Units”), with a liquidation preference of $25 per unit, aggregating $500 million of the net assets of the Company’s consolidated subsidiary. In accordance with terms of the agreement, the Preferred Units were redeemed at 97.0% of par in the second quarter of 2007.
12. OTHER INCOME
     Other income for the three and six-month periods ended June 30, 2007 and 2006 was comprised of the following (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Acquisition fees (1)	$—	$—	$6.3	$—
Financings fees (2)	1.4	0.4	1.4	0.4
Lease termination fees (3)	2.2	0.7	3.5	7.5
Other miscellaneous	0.1	0.2	0.3	0.3

	$3.7	$1.3	$11.5	$8.2

(1)	Represents acquisition fees of $6.3 million earned from the formation of the TIAA-CREF Joint Venture in the first quarter of 2007, excluding the Company’s retained ownership interest of approximately 15%. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets.

(2)	Represents financing fees earned in connection with the formation of joint ventures, excluding the Company’s retained ownership interest. The Company’s fees are earned in conjunction with the timing and amount of the transaction by the joint venture.

(3)	For the six-month period ended June 30, 2006, the Company executed lease terminations on four vacant Wal-Mart spaces in the Company’s wholly-owned portfolio.
13. DISCONTINUED OPERATIONS
     Included in discontinued operations for the three and six-month periods ended June 30, 2007 and 2006, are 58 properties sold in 2007 (including one property held for sale at December 31, 2006), aggregating 5.4 million square feet, and six shopping centers sold in 2006, aggregating 0.8 million square feet. This reporting has resulted in certain reclassification of 2006 financial statement amounts. The operating results relating to assets sold are as follows (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues	$12,585	$11,095	$22,625	$22,603

Expenses:
Operating	2,925	2,646	5,525	5,500
Interest	2,773	3,003	5,474	6,010
Depreciation	2,157	2,752	4,300	5,349

Total expense	7,855	8,401	15,299	16,859

Income before gain on disposition of real estate	4,730	2,694	7,326	5,744
Gain on disposition of real estate	10,815	—	13,634	—

Net income	$15,545	$2,694	$20,960	$5,744

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	(in thousands, except per share amounts)
	2007	2006	2007	2006
Income from continuing operations	$57,880	$36,104	$108,991	$75,556
Add: Gain on disposition of real estate	54,012	39,937	60,022	47,162
Less: Preferred stock dividends	(16,008)	(13,792)	(29,800)	(27,584)

Basic – Income from continuing operations applicable to common shareholders	95,884	62,249	139,213	95,134
Add: Operating partnership minority interests	569	534	1,138	—

Diluted – Income from continuing operations applicable to common shareholders	$96,453	$62,783	$140,351	$95,134

Number of Shares:
Basic – average shares outstanding	124,455	109,393	119,681	109,127
Effect of dilutive securities:
Stock options	545	516	575	558
Operating partnership minority interests	862	904	863	—
Restricted stock	64	53	199	50

Diluted – average shares outstanding	125,926	110,866	121,318	109,735

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.78	$0.57	$1.16	$0.87
Income from discontinued operations	0.12	0.02	0.18	0.05

Net income applicable to common shareholders	$0.90	$0.59	$1.34	$0.92

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.77	$0.57	$1.16	$0.87
Income from discontinued operations	0.12	0.02	0.17	0.05

Net income applicable to common shareholders	$0.89	$0.59	$1.33	$0.92

     The exchange of the minority interest associated with operating partnership units into common shares was not included in the computation of diluted EPS for the six-months ended June 30, 2006 because the effect of assuming conversion was anti-dilutive.
     The Senior Convertible Notes, which are convertible into common shares of the Company at a price of $65.11 and $74.75 were not included in the computation of diluted EPS for the three and six-months ended June 30, 2007, as the Company’s stock price did not exceed the strike price of the conversion feature.
15. FEDERAL INCOME TAXES
     In 2007, the Company recognized an income tax benefit of approximately $15.4 million resulting from the reversal of previously established valuation allowance against certain deferred tax assets. The reserves were related to deferred tax assets established in prior years at which time it was determined that it was more likely than not that the deferred tax asset would not be realized and therefore, a valuation allowance was required. Several factors were considered in the first quarter of 2007 that contributed to the reversal of the valuation allowance. The most significant factor was the sale of merchant build assets by the Company’s taxable REIT subsidiary in the second quarter of 2007 and similar projected taxable gains for future periods. Other factors include the merger of various taxable REIT subsidiaries and the anticipated profit levels of its taxable REIT subsidiaries, which will facilitate the realization of the deferred tax assets. Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimates is necessary. Based upon these factors, management determined that it is more likely than not that the deferred tax assets will be realized in the future and, accordingly, the valuation allowance recorded against those deferred tax assets is no longer required.
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
     At June 30, 2007, the shopping center segment consisted of 708 shopping centers (including 315 owned through joint ventures and 39 of which are otherwise consolidated by the Company), in 45 states, plus Puerto Rico and Brazil. At June 30, 2006, the shopping center segment consisted of 465 shopping centers (including 163 owned through joint ventures and 39 of which are consolidated by the Company), in 44 states, plus Puerto Rico. At June 30, 2007 and 2006, the Company also owned seven business centers in five states.
     The table below presents information about the Company’s reportable segments for the three and six-month periods ended June 30, 2007 and 2006.

	Three-Months Ended June 30, 2007
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$1,715	$253,713		$255,428
Operating expenses	(1,027)	(64,836)		(65,863)

Net operating income	688	188,877		189,565
Unallocated expenses (1)			$(145,411)	(145,411)
Equity in net income of joint ventures		21,602		21,602
Minority interests			(7,876)	(7,876)

Income from continuing operations				$57,880

	Three-Months Ended June 30, 2006
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$1,072	$187,955		$189,027
Operating expenses	(526)	(48,427)		(48,953)

Net operating income	546	139,528		140,074
Unallocated expenses (1)			$(106,642)	(106,642)
Equity in net income of joint ventures		4,619		4,619
Minority interests			(1,947)	(1,947)

Income from continuing operations				$36,104

	Six-Months Ended June 30, 2007
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$3,017	$473,331		$476,348
Operating expenses	(1,459)	(118,213)		(119,672)

Net operating income	1,558	355,118		356,676
Unallocated expenses (1)			$(261,853)	(261,853)
Equity in net income of joint ventures		27,883		27,883
Minority interests			(13,715)	(13,715)

Income from continuing operations				$108,991

Total real estate assets	$98,192	$8,710,189		$8,808,381

	Six-Months Ended June 30, 2006
	(in thousands)
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$2,134	$377,911		$380,045
Operating expenses	(1,002)	(94,151)		(95,153)

Net operating income	1,132	283,760		284,892
Unallocated expenses (1)			$(215,203)	(215,203)
Equity in net income of joint ventures		10,088		10,088
Minority interests			(4,221)	(4,221)

Income from continuing operations				$75,556

Total real estate assets	$87,104	$7,241,765		$7,328,869

(1)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax benefit/expense, other income/expense and depreciation and amortization as listed in the condensed consolidated statements of operations.
17. SUBSEQUENT EVENTS
     From July 30 to August 7, 2007, the Company repurchased 1.2 million of its common shares in open market transactions at an aggregate cost of approximately $59.3 million.

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
          Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may not realize the intended benefits of an acquisition or merger transaction. The assets may not perform as well as the Company anticipated or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may not realize the intended benefits of the Inland Retail Real Estate Trust, Inc. (“IRRETI”) merger. For example, the Company may not achieve the anticipated costs savings and operating efficiencies, or effectively integrate the operations of IRRETI, the IRRETI portfolio or its development projects. The IRRETI assets may not perform as well as the Company anticipates;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid and limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	The Company’s financial condition may be affected by required payments of debt or related interest, the risk of default and restrictions on its ability to incur additional debt or enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions, those borrowings may not be available on favorable terms;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility a partner or co-venturer might become bankrupt, might at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company may not realize anticipated returns from its real estate assets outside of the United States. The Company expects to continue to pursue international opportunities that may subject the Company to different or greater risk from those associated with its domestic operations. The Company owns assets in Puerto Rico, an interest in a joint venture which owns properties in Brazil and an interest in a recently formed joint venture that will develop and own properties in Russia and Ukraine;

•	International development and ownership activities carry risks that are different from those the Company faces with the Company’s domestic properties and operations. These risks include:
•	Adverse effects of changes in exchange rates for foreign currencies;

•	Changes in foreign political environments;

•	Challenges of complying with a wide variety of foreign laws including taxes, addressing different practices and customs relating to corporate governance, operations and litigation;

•	Different lending practices;

•	Cultural differences;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Difficulties in managing international operations and

•	Obstacles to the repatriation of earnings and cash;
•	Although the Company’s international activities currently are a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;

•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow.
Executive Summary
          The Company achieved several important objectives during the second quarter of 2007 that should have a positive long-term impact on the Company’s business. In the second quarter of 2007, the Company executed transactions and delivered results in line with its expectations. Moreover, the Company continues to leverage its core competencies in development and leasing to identify new opportunities for further value creation.
          With respect to strategic transactions, the Company sold a $1.5 billion portfolio of assets to DDR Domestic Retail Fund I, a long-term, core, commingled fund that combined new institutional clients with relationships of existing partners. This transaction expanded the Company’s funds management platform, and allowed the Company to oversee the day-to-day operations of high quality retail assets. The Company will pursue additional opportunities to create new funds and partner with large institutions that share the Company’s interest in directly owning high quality shopping centers over a long period, but desire the Company to actively manage the assets.
     The Company also sold a portfolio of non-core assets for approximately $600 million, of which approximately $151 million is expected to close in the third quarter of 2007, subject to lender approvals and other closing conditions. This sale was consistent with the Company’s ongoing strategy to trim its portfolio of assets which, for various reasons, no longer meet the Company’s investment criteria. In the case of this non-core asset sale, the Company reduced its portfolio of many smaller and older shopping centers in remote markets, thereby improving the quality and manageability of the remaining portfolio. As a result, the Company is expected to now be in a position to recognize increased efficiencies across its existing asset base, particularly in the areas of leasing and property management. The Company will continue to monitor the performance of individual properties within the portfolio and sell assets, when appropriate.
     With the proceeds generated by these two transactions, the Company repaid the bridge financing used to fund the merger with IRRETI and has improved its financial ratios to a level above those prior to the merger.
     While the Company’s acquisitions tend to create attention, the Company’s investment strategy clearly includes, when appropriate, the sale of assets. Currently, the Company anticipates selling more than $100 million of assets during the next year. Historically, the Company has sold assets and placed assets into infinite or long-term joint ventures such as MDT, TIAA-CREF, Dividend Capital Total Capital Realty Joint Venture, DDR Domestic Retail Fund I, as well as more traditional joint venture structures with other quality institutional partners, such as Prudential Real Estate Investors and Kuwait Financial Centre. As a result of these sales, the Company has a more efficient operating platform.
     The Company’s investment strategy also includes potential share repurchases, when appropriate. The Company pursued share repurchases in 1999 and 2000 when the Company determined that investment in its own shares was the best investment opportunity available. At that time, the Company repurchased more than $170 million of stock and OP units at an average price of approximately $17.00 per share. Recently, the Company believes its share price has appeared attractive relative to market pricing available on acquisitions and dispositions. The Company’s Board of Directors responded by approving a share repurchase program of up to a maximum value of $500 million in its common shares.
     As part of the Company’s capital allocation strategy, the Company evaluates all investment opportunities, whether acquisitions, developments or share repurchases, on a comparative and relative basis, to maximize returns on the Company’s investments and to create value for its shareholders. The framework for the Company’s investment strategy has evolved as market conditions have changed, and during the second quarter, the Company continued that evolution through these strategic initiatives that will help ensure it remains a prudent steward of its shareholders’ capital.

Results of Operations
  Revenues from Operations

	Three-Months Ended
	June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Base and percentage rental revenues	$178,935	$134,572	$44,363	33.0%
Recoveries from tenants	56,461	42,145	14,316	34.0
Ancillary and other property income	4,290	4,464	(174)	(3.9)
Management, development and other fee income	11,996	6,596	5,400	81.9
Other	3,746	1,250	2,496	199.7

Total revenues	$255,428	$189,027	$66,401	35.1%

	Six-Months Ended
	June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Base and percentage rental revenues	$332,233	$268,104	$64,129	23.9%
Recoveries from tenants	102,587	82,035	20,552	25.1
Ancillary and other property income	8,995	8,743	252	2.9
Management, development and other fee income	21,078	12,955	8,123	62.7
Other	11,455	8,208	3,247	39.6

Total revenues	$476,348	$380,045	$96,303	25.3%

     Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2006, but excluding properties under development and those classified as discontinued operations) (“Core Portfolio Properties”) increased approximately $4.6 million, or 1.9%, for the six-months ended June 30, 2007, as compared to the same period in 2006. The increase in base and percentage rental revenues is due to the following (in millions):

Increase
(Decrease)
Core Portfolio Properties	$4.6
IRRETI Merger	60.4
Acquisition of real estate assets	1.9
Development and redevelopment of 22 shopping center properties	2.9
Disposition of shopping center properties in 2006	(5.1)
Business center property under redevelopment	0.6
Straight-line rents	(1.2)

$64.1

     At June 30, 2007, the aggregate occupancy of the Company’s shopping center portfolio was 95.0%, as compared to 95.2% at June 30, 2006. The Company owned 708 shopping centers at June 30, 2007, as compared to 465 shopping centers at June 30, 2006. The average annualized base rent per occupied square foot was $12.03 at June 30, 2007, as compared to $11.64 at June 30, 2006. The increase is primarily due to the higher rents attributable to the assets acquired from IRRETI.
     At June 30, 2007, the aggregate occupancy of the Company’s wholly-owned shopping centers was 93.6%, as compared to 93.1% at June 30, 2006. The Company owned 354 wholly-owned shopping centers at June 30, 2007, as compared to 264 shopping centers at June 30, 2006. The average annualized base rent per occupied square foot was $11.33 at June 30, 2007, as compared to $10.64 at June 30, 2006. The increase is primarily due to the higher rents attributable to the assets acquired from IRRETI.
     At June 30, 2007, the aggregate occupancy rate of the Company’s joint venture shopping centers was 96.2%, as compared to 97.3% at June 30, 2006. The Company’s joint ventures owned 315 shopping centers and 39 consolidated centers primarily owned through the Mervyns Joint Venture at June 30, 2007, as compared to 201 shopping centers at June 30, 2006. The average annualized base rent per occupied square foot was $12.65 at June 30, 2007, as compared to $11.98 at June 30, 2006. The increase is a result of the mix of shopping center assets in the joint ventures at June 30, 2007, as compared to June 30, 2006 primarily related to the 2007 formation of the TIAA-CREF Joint Venture, Dividend Capital Total Capital Realty Joint Venture and DDR Domestic Retail Fund I.
     At June 30, 2007, the aggregate occupancy of the Company’s business centers was 62.0%, as compared to 45.2% at June 30, 2006. The business centers consist of seven assets in five states at June 30, 2007 and 2006.
     Recoveries from tenants increased $20.6 million, or 25.1%, for the six-month period ended June 30, 2007, as compared to the same period in 2006. This increase is primarily due to an increase in operating expenses and real estate taxes that aggregated $24.5 million due to the IRRETI merger in February 2007. Recoveries were approximately 85.7% and 86.2% of operating expenses and real estate taxes for the six-month period ended June 30, 2007 and 2006, respectively.
     The increase in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)
IRRETI Merger	$14.8
Acquisition and development/redevelopment of shopping center properties in 2006 and 2007	2.5
Transfer of assets to unconsolidated joint ventures in 2006	(1.2)
Net increase in operating expenses at the remaining shopping center and business center properties	4.5

$20.6

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
     The increase in management, development and other fee income, which aggregated $8.1 million during the six-months ended June 30, 2007, is primarily due to the continued growth of unconsolidated joint venture interests aggregating $4.1 million, an increase in development fee income of approximately $1.5 million and other income of approximately $2.3 million. The remaining increase of $0.8 million is due to an increase in other fee income as a result of increased leasing activity. This increase was offset by the sale of several of the Company’s unconsolidated joint venture properties that contributed approximately $0.6 million in management fee income. Management fee income is expected to continue to increase as unconsolidated joint ventures acquire additional properties and as assets under development become operational. Development fee income was primarily earned through the redevelopment of assets through the Coventry II Joint Venture. The Company expects to continue to pursue additional development joint ventures as opportunities present themselves.
     Other income for the three and six-month periods ended June 30, 2007 and 2006 was comprised of the following (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Acquisition fees (1)	$—	$—	$6.3	$—
Financings fees (2)	1.4	0.4	1.4	0.4
Lease termination fees (3)	2.2	0.7	3.5	7.5
Other miscellaneous	0.1	0.2	0.3	0.3

	$3.7	$1.3	$11.5	$8.2

(1)	Acquisition fees of $6.3 million earned from the formation of the joint venture with TIAA-CREF (“TIAA-CREF Joint Venture”), in the first quarter of 2007 excluding the Company’s retained ownership interest of approximately 15%. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets.

(2)	Represents financing fees earned in connection with the formation of joint ventures, excluding the Company’s retained ownership interest. The Company’s fees are earned in conjunction with the timing and amount of the transaction by the joint venture.

(3)	For the six-month period ended June 30, 2006, the Company executed lease terminations on four vacant Wal-Mart spaces in the Company’s wholly-owned portfolio.
Expenses from Operations

	Three-Months Ended
	June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Operating and maintenance	$35,092	$27,259	$7,833	28.7%
Real estate taxes	30,771	21,694	9,077	41.8
General and administrative	19,161	15,422	3,739	24.2
Depreciation and amortization	54,772	45,217	9,555	21.1

	$139,796	$109,592	$30,204	27.6%

	Six-Months Ended
	June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Operating and maintenance	$62,720	$51,695	$11,025	21.3%
Real estate taxes	56,952	43,458	13,494	31.1
General and administrative	40,678	30,832	9,846	31.9
Depreciation and amortization	107,225	89,563	17,662	19.7

	$267,575	$215,548	$52,027	24.1%

     Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 0.7% and 0.8% of total revenues for the six-months ended June 30, 2007 and 2006, respectively (see Economic Conditions).
     The increase in rental operation expenses, excluding general and administrative, for the three and six-month periods ended June 30, 2007 and 2006 is due to the following (in millions):

	Operating	Real	Depreciation
	and	Estate	and
	Maintenance	Taxes	Amortization
Core Portfolio Properties	$(0.3)	$2.9	$1.3
IRRETI Merger	7.6	10.2	14.6
Acquisition and development/redevelopment of shopping center properties	2.8	1.2	2.2
Transfer of assets to unconsolidated joint ventures in 2006....	—	(0.8)	(1.5)
Business center properties	0.6	—	0.5
Provision for bad debt expense	0.3	—	—
Personal property	—	—	0.6

	$11.0	$13.5	$17.7

     The increase in general and administrative expenses is primarily attributable to compensation expense as a result of the departure of the President of the Company effective May 2007, and certain executive outperformance incentive compensation plans. The Company recorded a charge of $4.1 million during the six-month period ended June 30, 2007, related to the departure of the President as outlined in the Amended and Restated Employment Agreement which includes, among other items, stock-based compensation charges required under the provisions of SFAS 123(R). Total general and administrative expenses were approximately 4.8% and 5.0%, respectively, of total revenues, including total revenues of joint ventures, for the six-months ended June 30, 2007 and 2006, respectively.
     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space. In addition, the Company capitalized certain direct and incremental construction and software development and implementation costs consisting of direct wages and benefits, travel expenses and office overhead costs of $6.5 million and $3.6 million for the six-month periods ending June 30, 2007 and 2006, respectively.

  Other Income and Expenses

	Three-Months Ended
	June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Interest income	$2,500	$2,849	$(349)	(12.3)%
Interest expense	(74,462)	(52,812)	(21,650)	41.0
Other (expense) income	(225)	1,167	(1,392)	(119.3)

	$(72,187)	$(48,796)	$(23,391)	47.9%

	Six-Months Ended
	June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Interest income	$6,182	$5,955	$227	3.8%
Interest expense	(135,452)	(103,790)	(31,662)	30.5
Other (expense) income	(450)	667	(1,117)	(167.5)

	$(129,720)	$(97,168)	$(32,552)	33.5%

     Interest income for the six-months ended June 30, 2007, increased primarily due to excess cash held by the Company as the result of IRRETI merger. This increase was offset by advances to the Service Merchandise joint venture, which were repaid by the joint venture in August 2006.
     Interest expense increased primarily due to the IRRETI merger and associated borrowings combined with other development assets becoming operational. The weighted average debt outstanding and related weighted average interest rate during the six-month period ended June 30, 2007, was $5.7 billion and 5.3%, respectively, compared to $4.1 billion and 5.8%, respectively, for the same period in 2006. At June 30, 2007, the Company’s weighted average interest rate was 5.2% compared to 5.9% at June 30, 2006. The reduction in weighted average interest rates is primarily related to the Company’s issuance of $850 million of senior convertible notes in August 2006 and March 2007 with a weighted average coupon rate of 3.2%. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $5.9 million and $11.6 million for the three and six-month periods ended June 30, 2007, respectively, as compared to $5.0 million and $9.2 million for the same periods in 2006.
     Other income/expense primarily relates to abandoned acquisition and development project costs and litigation settlements or costs.
Other

	Three-Months Ended
	June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Equity in net income of joint ventures	$21,602	$4,619	$16,983	367.7%
Minority interests	(7,876)	(1,947)	(5,929)	304.5
Income tax benefit of taxable REIT subsidiaries and franchise taxes	709	2,793	(2,084)	(74.6)

	Six-Months Ended
	June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Equity in net income of joint ventures	$27,883	$10,088	$17,795	176.4%
Minority interests	(13,715)	(4,221)	(9,494)	224.9
Income tax benefit of taxable REIT subsidiaries and franchise taxes	15,770	2,360	13,410	568.2
     A summary of the increase in equity in net income of joint ventures for the six-months ended June 30, 2007, is comprised of the following (in millions):

Increase
(Decrease)
Increase in gains from sale transactions as compared to 2006	$15.2
Purchase of joint venture interests by DDR	(0.6)
Acquisition of assets by unconsolidated joint ventures	1.1
Primarily debt refinancing at a fixed rate at a joint venture	2.1

$17.8

     The increase in equity in net income of joint ventures is primarily due to an increase in promoted income and gains from the disposition of unconsolidated joint venture assets in 2007. During the three-month period ended June 30, 2007, the Company received $13.6 million of promoted income relating to the sale of assets from the DDR Markaz LLC Joint Venture to DDR Domestic Retail Fund I, which is included in the Company’s proportionate share of net income. In 2007, the Company’s unconsolidated joint ventures recognized an aggregate gain from the sale of joint venture assets of $93.8 million, of which the Company’s proportionate share was $19.7 million of which $18.0 million was deferred due to the Company's continuing involvement in certain assets. In 2006, the Company’s unconsolidated joint ventures recognized an aggregate loss from the sale of joint venture assets of $1.5 million, of which the Company’s proportionate share was $0.4 million.
     The Company’s unconsolidated joint ventures sold the following assets in the six-month period ended June 30, 2007 and 2006.
2007 Sales
One 25.5% effectively-owned shopping center
Four sites formerly occupied by Service Merchandise
2006 Sales
Four 25.5% effectively-owned shopping centers
One site formerly occupied by Service Merchandise
     Minority equity interest expense increased for the six-months ended June 30, 2007, primarily due to the following (in millions):

(Increase)
Decrease
Issuance of preferred operating partnership units	$(9.7)
Mervyns Joint Venture which is owned approximately 50% by the Company	0.1
Net decrease in net income from consolidated joint venture investments	0.1

$(9.5)

     The income tax benefit of $15.8 million is primarily due to the Company recognizing an income tax benefit of approximately $15.4 million resulting from the reversal of previously established valuation allowance against certain deferred tax assets in 2007. The reserves were related to deferred tax assets established in prior years at which time it was determined that it was more likely than not that the deferred tax asset would not be realized and therefore, a valuation allowance was required. Several factors were considered in the first quarter of 2007 that contributed to the reversals of the valuation allowance. The most significant factor was the sale of merchant build assets by the Company’s taxable REIT subsidiary in the second quarter of 2007 and similar projected taxable gains for future periods. Other factors include the merger of various taxable REIT subsidiaries and the anticipated profit levels of its taxable REIT subsidiaries, which will facilitate the realization of the deferred tax assets. Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimates is necessary. Based upon these factors, management determined that it is more likely than not that the deferred tax assets will be realized in the future and, accordingly, the valuation allowance recorded against those deferred tax assets is no longer required.
Discontinued Operations

	Three-Months Ended
	June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Income from discontinued operations	$4,730	$2,694	$2,036	75.6%
Gain on disposition of real estate, net	10,815	—	10,815	100.0

	Six-Months Ended
	June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Income from discontinued operations	$7,326	$5,744	$1,582	27.5%
Gain on disposition of real estate, net	13,634	—	13,634	100.0
     Included in discontinued operations for the three and six-month periods ended June 30, 2007 and 2006, are 58 properties sold in 2007 (including one property classified as held for sale at December 31, 2006 and 17 properties acquired in 2007), aggregating 5.4 million square feet, and six shopping centers sold in 2006, aggregating 0.8 million square feet.
Gain on Disposition of Assets

	Three-Months Ended
	June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Gain on disposition of assets	$54,012	$39,937	$14,075	35.2%

	Six-Months Ended
	June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Gain on disposition of assets	$60,022	$47,162	$12,860	27.3%

     The Company recorded gains on disposition of real estate and real estate investments for the six-months ended June 30, 2007 and 2006, as follows (in millions):

	Three-Months		Six-Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Transfer of assets to the DDR Domestic Retail Fund I (1), (2)	$2.0	$—	$2.0	$—
Transfer of assets to the DPG Realty Holdings Joint Venture (1), (3)	—	0.6	—	0.6
Transfer of assets to the Dividend Capital Total Realty Trust Joint Venture (1), (4)	50.2	—	50.2	—
Transfer of assets to the MDT Joint Venture (1), (5)	—	—	—	5.8
Transfer of assets to the MDT Preferred Joint Venture (1), (6)	—	38.5	—	38.5
Land sales (7)	2.6	0.6	8.0	2.4
Previously deferred gains and other loss on sales (8)	(0.8)	0.2	(0.2)	(0.1)

	$54.0	$39.9	$60.0	$47.2

(1)	This disposition is not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	For the six-month period ended June 30, 2007, the Company transferred two assets.

(3)	For the six-month period ended June 30, 2006, the Company transferred a newly developed expansion area adjacent to a shopping center owned by the joint venture.

(4)	For the six-month period ended June 30, 2007, the Company transferred three assets.

(5)	For the six-month period ended June 30, 2006, the Company transferred newly developed expansion areas adjacent to two shopping centers owned by the joint venture.

(6)	For the six-month period ended June 30, 2006, the Company transferred six assets.

(7)	These dispositions did not meet the discontinued operations disclosure requirement.

(8)	Primarily attributable to the recognition of additional gains associated with the leasing of units associated with master lease and other obligations on disposed properties.
   Net Income

	Three-Months Ended
	June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Net Income	$127,437	$78,735	$48,702	61.9%

	Six-Months Ended
	June 30,
	2007	2006	$ Change	% Change
		(in thousands)
Net Income	$189,973	$128,462	$61,511	47.9%

A summary of the significant changes in net income from 2006 is as follows (in millions):

	Three –	Six –
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2007	2007
Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$49.5	$71.8
Increase in general and administrative expenses	(3.7)	(9.8)
Increase in depreciation expense	(9.6)	(17.7)
(Decrease) increase in interest income	(0.3)	0.2
Increase in interest expense	(21.7)	(31.7)
Change in other expense	(1.4)	(1.1)
Increase in equity in net income of joint ventures	17.0	17.8
Increase in minority interest expense	(5.9)	(9.5)
Change in income tax benefit/expense	(2.1)	13.4
Increase in income from discontinued operations	2.0	1.6
Increase in gain on disposition of real estate of discontinued operations properties	10.8	13.6
Increase in gain on disposition of real estate	14.1	12.9

Increase in net income	$48.7	$61.5

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
     FFO is generally defined and calculated by the Company as net income, adjusted to exclude: (i) preferred dividends, (ii) gains from disposition of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) sales of securities, (iv) extraordinary items, (v) cumulative effect of adoption of new accounting standards and (vi) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and equity income from minority equity investments and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis.
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
     For the three-month period ended June 30, 2007, FFO available to common shareholders increased $49.5 million to $159.3 million, as compared to $109.8 million for the same period in 2006. For the six-month period ended June 30, 2007, FFO available to common shareholders increased $69.4 million to $265.4 million as compared to $196.0 million for the same period in 2006. The increase in FFO for the six-months ended June 30, 2007, is primarily related to the merger with IRRETI, the release of certain valuation reserves and an increase in the gain on sale of assets including those recognized through the Company’s merchant build program and promoted income of approximately $13.6 million earned from one of the Company’s joint ventures in the second quarter of 2007.

     The Company’s calculation of FFO is as follows (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income applicable to common shareholders (1)	$111,429	$64,943	$160,173	$100,878
Depreciation and amortization of real estate investments	54,136	45,804	106,584	90,836
Equity in net income of joint ventures	(21,602)	(4,619)	(27,883)	(10,088)
Joint ventures’ FFO (2)	31,313	9,342	44,872	19,281
Minority equity interests (OP Units)	569	534	1,138	1,068
Gain on disposition of depreciable real estate, net (3)	(16,587)	(6,220)	(19,443)	(5,999)

FFO applicable to common shareholders	159,258	109,784	265,441	195,976
Preferred dividends	16,008	13,792	29,800	27,584

Total FFO	$175,266	$123,576	$295,241	$223,560

(1)	Includes straight-line rental revenues of approximately $3.4 million and $4.2 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $6.5 million and $7.8 million for the six-month periods ended June 30, 3007 and 2006, respectively.

(2)	Joint venture’s FFO is summarized as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income (a)	$112,635	$17,225	$130,532	$38,422
(Gain) loss on disposition of real estate, net (b)	(91,441)	11	(91,441)	(19)
Depreciation and amortization of real estate investments	49,215	20,586	79,837	40,612

	$70,409	$37,822	$118,928	$79,015

DDR ownership interest (c)	$31,313	$9,342	$44,872	$19,281

(a)	Revenue for the three-month periods ended June 30, 2007 and 2006, included approximately $2.1 million and $1.1 million, respectively, resulting from the recognition of straight-line rents of which the Company’s proportionate share is $0.3 million and $0.2 million, respectively. Revenue for the six-month periods ended June 30, 2007 and 2006, included approximately $3.7 million and $2.5 million, respectively, resulting from the recognition of straight-line rents of which the Company’s proportionate share is $0.5 million for each period.

(b)	The gain on disposition of recently developed shopping centers is not reflected as an adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These gains primarily reflect the sale of the assets previously occupied by Service Merchandise.

(c)	The Company’s share of joint venture net income was decreased by $0.1 million and increased by $0.1 million for the three-month periods ended June 30, 2007 and 2006, respectively. The Company’s share of joint venture net income was decreased by $0.4 million and increased by $0.2 million for the six-month periods ended June 30, 2007 and 2006, respectively. The above amounts are related to basis differences in depreciation and adjustments to gain on sales. During the three-month period ended June 30, 2007, the Company received $13.6 million of promoted income relating to the sale of assets from the DDR Markaz LLC Joint Venture to DDR Domestic Retail Fund I, which is included in the Company’s proportionate share of net income and FFO.

At June 30, 2007 and 2006, the Company owned joint venture interests in 269 and 111 operating shopping center properties, respectively. In addition, at June 30, 2007, the Company owned 46 shopping center sites formerly owned by Service Merchandise through its 20% owned joint venture with Coventry II. At June 30, 2006, 52 of these Service Merchandise sites were formerly owned through an approximate 25% owned joint venture. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.

(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the condensed consolidated statement of operations includes residual land sales, which management considers a sale of non-depreciated real property, and the sale of newly developed shopping centers, as the Company considers these properties as part of the merchant building program. These sales are included in the Company’s FFO and therefore are not reflected as an adjustment in FFO. For the three-month periods ended June 30, 2007 and 2006, net gains resulting from residual land sales aggregated $2.6 million and $0.6 million, respectively. For the six-month periods ended June 30, 2007 and 2006, net gains resulting from residual land sales aggregated $8.0 million and $2.4 million, respectively. For the three-month periods ended June 30, 2007 and 2006, merchant building gains, net of tax, aggregated $45.7 million and $33.1 million, respectively. For the six-month periods ended June 30, 2007 and 2006, merchant building gains, net of tax, aggregated $46.2 million and $38.8 million, respectively.
Liquidity and Capital Resources
     The Company’s cash flow activities are summarized as follows (in thousands):

	Six-Month Periods
	Ended June 30,
	2007	2006
Cash flow provided by operating activities	$221,219	$175,036
Cash flow used for investing activities	(924,829)	(73,980)
Cash flow provided by (used for) financing activities	721,251	(88,592)

     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements. The Company anticipates that cash on hand, borrowings available under its existing revolving credit facilities and other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset dispositions, will provide the necessary capital to achieve continued growth. The proceeds from the sale of assets classified as discontinued operations and other asset dispositions are utilized to acquire and develop assets. The Company believes that its acquisition and developments completed in 2006 and 2007, new leasing, and expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s operating cash flow. Additionally, the Company believes that the merger with IRRETI will contribute to the Company’s long-term growth.
     Changes in cash flow from investing activities in 2007, as compared to 2006, are primarily due to the IRRETI merger, the sale of assets (including Domestic Retail Fund I and Dividend Capital Total Realty Trust Joint Venture as described in Acquisitions, Developments and Expansions), and the additional equity contributions to joint ventures, primarily TIAA-CREF Joint Venture and Sonae Sierra Brazil BV Sarl. Changes in cash flow from financing activities in 2007, as compared to 2006, primarily relate to an increase in acquisition activity in 2007 as compared to 2006 and the issuance of convertible senior notes and common shares offset by the Company’s repurchase of its common shares in 2007.
     During the second quarter of 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares during the next two years. From July 30 to August 7, 2007, the Company repurchased 1.2 million of its common shares in open market transactions at an aggregate cost of approximately $59.3 million.
     In December 2006, the Company announced the Company’s intent to increase its 2007 quarterly dividend per common share to $0.66 from $0.59. The Company anticipates that the increased dividend level will continue to result in a conservative payout ratio. The payout ratio is determined based on common and preferred dividends declared as compared to the Company’s FFO. The Company’s common share dividend payout ratio for the first six-months of 2007 was approximately 62.6% of reported FFO, as compared to 66.6% for the same period in 2006. See “Off Balance Sheet Arrangements” and “Contractual Obligations and Other Commitments” sections for discussion of additional disclosure of capital resources.
Acquisitions, Developments, Redevelopments and Expansions
     During the six-month period ended June 30, 2007, the Company and its unconsolidated joint ventures expended $6.2 billion, net, to acquire, develop, expand, improve and re-tenant various properties. The Company’s expansion, acquisition and development activity is summarized below.
Inland Retail Real Estate Trust, Inc.
     On February 27, 2007, the Company merged with IRRETI. The Company acquired all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share, of which $12.50 per share was funded in cash and $1.50 per share in the form of DDR common shares. As a result, the Company issued 5.7 million DDR common shares to the IRRETI shareholders for a total consideration of approximately $394.2 million.
     The IRRETI merger included assets of approximately $6.2 billion, of which real estate related assets of approximately $3.0 billion were acquired by the TIAA-CREF Joint Venture. The IRRETI real estate portfolio consists of 316 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, comprising approximately 44.2 million square feet of total GLA of which 66 shopping centers comprising approximately 23.1 million square feet of total GLA are owned by the TIAA-CREF Joint Venture.
DDR Domestic Retail Fund I
     In the second quarter of 2007, the Company formed DDR Domestic Retail Fund I (“Fund”), a sponsored, fully-seeded commingled fund. The Fund acquired 63 shopping center assets aggregating 8.3 million square feet (“Portfolio”) from the Company and a joint venture of the Company for approximately $1.5 billion. The Portfolio is comprised of 54 assets acquired by the Company through its acquisition of IRRETI, seven assets formerly held in a joint venture with Kuwait Financial Centre (“DDR Markaz LLC Joint Venture”), in which the Company had a 20% ownership interest, and two assets from the Company’s wholly-owned portfolio. The Company recognized a gain of approximately $9.6 million, net of its 20% retained interest, from the sale of the two wholly-owned assets, which is included in gain on disposition of real estate in our statements of operations. In conjunction with the formation of the Fund and identification of the equity partners, the Company paid a $7.6 million fee to a third party consulting firm and recognized this amount as a reduction to gain on disposition of real estate. The DDR Markaz LLC Joint Venture recorded a gain of approximately $90.2 million. The Company’s proportionate share of approximately $18.0 million of the joint venture gain was deferred as the Company retained an effective 20% ownership interest in these assets. The Company remains responsible for all day-to-day operations of the properties and receives ongoing fees for asset management and property management, leasing, construction management and ancillary income in addition to a promoted interest. In addition, upon the sale of the assets from the DDR Markaz LLC Joint Venture to the Fund, the Company realized and recognized promoted income of approximately $13.6 million, which is included in equity in net income of joint ventures and FFO.
Dividend Capital Total Realty Trust Joint Venture
     In the second quarter of 2007, Dividend Capital Total Realty Trust and the Company formed a $161.5 million joint venture (“Dividend Capital Total Realty Trust Joint Venture”). The Company contributed three recently developed assets aggregating 0.7 million of Company-owned square feet to the joint venture and retained an effective ownership interest of 10%. The Company recorded an after-tax merchant build gain, net of its retained interest, of approximately $45.6 million, which is included in gain on disposition of real estate and FFO. The Company receives ongoing asset management and property management fees, plus fees on leasing and ancillary income. In addition, the Company, subject to performance of the joint venture, as defined in the agreement, is entitled to receive a promoted interest above a 9.5% leveraged threshold return.
ECE Projektmanagement Joint Venture
     In May 2007, ECE Projektmanagement G.m.b.H. & Co.KG (“ECE”), a fully integrated international developer and manager of shopping centers based in Hamburg, Germany, and the

Company formed a new joint venture, subject to certain closing conditions which were finalized in the third quarter 2007, to fund investments in new retail developments located in western Russia and Ukraine. The joint venture is owned 75% by the Company and 25% by ECE. As of June 30, 2007, the Company had not funded any amounts to this joint venture.
Acquisitions
     During the first quarter of 2007, the Company’s joint venture in Brazil acquired an additional 73% interest in Shopping Metropole Center and, as such, the joint venture now owns 83% of this shopping center. The Company’s contributed approximately $24.6 million for its proportionate share of the acquisition of the additional interest.
     Effective January 2007, the Company acquired the remaining 25% minority interest in Coventry I and, as such, the Company now owns 100% of this entity. The aggregate purchase price was approximately $13.8 million. This entity generally serves as the general partner of the Company’s RVIP joint ventures.
Dispositions
     In addition to the sale of assets to the two joint ventures discussed above, the Company sold 52 shopping center properties in one transaction, aggregating 4.7 million square feet, for approximately $448.7 million and recognized a non-FFO gain of approximately $10.8 million in the second quarter of 2007. An additional 11 assets associated with this transaction are expected to close in the third quarter of 2007, subject to lender approvals and other closing conditions, for approximately $151 million.
     In the first quarter of 2007, the Company sold six shopping center properties, including one shopping center that was classified as held for sale at December 31, 2006, aggregating 0.7 million square feet for approximately $51.9 million and recognized a non-FFO gain of approximately $2.8 million.
Development (Wholly-Owned and Consolidated Joint Ventures)
     The Company currently has the following shopping center projects under construction:

Wholly-Owned and Consolidated Joint Venture Developments Currently in Progress

			Targeted
		Expected	Substantial
	Total	Gross Cost	Completion
Property	GLA	($Millions)	Date	Description
Ukiah (Mendocino), California	669,406	$113.5	2009	Community Center
Miami, Florida	644,999	155.7	2006-2009	Mixed Use
Tampa (Brandon), Florida	370,700	70.7	2008	Community Center
Douglasville, Georgia	124,200	22.4	2008	Community Center
Nampa, Idaho	829,975	147.0	2007-2008	Community Center
Chicago (McHenry), Illinois	454,378	73.3	2007	Community Center
Boston, Massachusetts (Seabrook, New Hampshire)	461,825	74.5	2009	Community Center
Elmira (Horseheads), New York	668,619	77.1	2007-2008	Community Center
Raleigh (Apex), North Carolina Promenade	87,780	20.2	2008	Community Center
Raleigh (Apex), North Carolina Beaver Creek Crossing, (Phase II)	283,217	52.3	2009	Community Center
San Antonio (Stone Oak), Texas	665,229	93.4	2007	Hybrid Center

Total	5,260,328	$900.1

     The Company anticipates commencing construction in 2007 on the following additional shopping centers:
Wholly-Owned and Consolidated Joint Venture Developments to Commence Construction in 2007

			Targeted
		Expected	Substantial
	Total	Gross Cost	Completion
Property	GLA	($Millions)	Date	Description
Homestead, Florida	398,759	$95.2	2008	Community Center
Tampa (Wesley Chapel), Florida	95,408	17.4	2008	Community Center
Atlanta (Union City), Georgia	200,000	47.5	2008	Community Center
Gulfport, Mississippi	703,379	91.2	2008	Hybrid Center
Isabela, Puerto Rico	290,085	57.1	2009	Community Center
Austin (Kyle), Texas	778,415	97.2	2009	Community Center

Total	2,466,046	$405.6

     At June 30, 2007, $525.5 million of costs were incurred in relation to the Company’s 11 development projects under construction and the six that will commence construction in 2007.
     The wholly-owned and consolidated development estimated funding schedule, net of reimbursements, as of June 30, 2007, is as follows (in millions):

Funded as of June 30, 2007	$525.5
Projected net funding during 2007	89.4
Projected net funding thereafter	454.8

Total	$1,069.7

     In addition to the above developments, the Company has identified several development sites in its development pipeline reflecting an aggregate estimated cost of over $1 billion. While there are no assurances that any of these projects will be developed, they provide a source of potential development projects over the next several years. As of June 30, 2007, the projected unleveraged return, on the Company’s aggregate development and redevelopment pipeline is approximately 10%.
Development (Unconsolidated Joint Ventures)
     The Company’s unconsolidated joint ventures have the following shopping center projects under construction. At June 30, 2007, $159.5 million of costs had been incurred in relation to these development projects.
Unconsolidated Joint Venture Developments Currently in Progress

		DDR’s		Expected	Targeted
	Joint	Effective		Gross	Substantial
	Venture	Ownership	Total	Cost	Completion
Property	Partner	Percentage	GLA	($Millions)	Date	Description
Kansas City (Merriam), Kansas	Coventry II	20.0%	280,516	$71.0	2008	Community Center
Detroit (Bloomfield Hills), Michigan	Coventry II	10.0%	882,197	335.6	2008-2009	Lifestyle Center
Dallas (Allen), Texas	Coventry II	10.0%	521,413	167.6	2008	Lifestyle Center
Manaus, Brazil	Sonae Sierra	47.2%	477,630	95.7	2009	Enclosed Mall

			2,161,756	$669.9

     The Company’s unconsolidated joint venture with Sonae Sierra anticipates commencing construction on a 350,000 square foot enclosed mall in Uberlandia, Brazil, with an estimated gross cost of $69.9 million.
     The unconsolidated joint venture development estimated funding schedule, net of reimbursements, as of June 30, 2007, is as follows (in millions):

			Anticipated
			Proceeds
	DDR’s	JV Partners’	from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total
Funded as of June 30, 2007	$22.2	$70.8	$66.5	$159.5
Projected net funding during 2007	18.6	34.5	32.8	85.9
Projected net funding thereafter	48.5	57.5	154.8	260.8

Total	$89.3	$162.8	$254.1	$506.2

Redevelopments and Expansions (Wholly-Owned and Consolidated Joint Ventures)
     The Company is currently expanding/redeveloping the following shopping centers at a projected aggregate gross cost of approximately $93.9 million. At June 30, 2007, approximately $20.1 million of costs had been incurred in relation to these projects.

Wholly-Owned and Consolidated Joint Venture Redevelopments and Expansions Currently in Progress

Property	Description
Gadsden, Alabama	Redevelop 64,400 sf retail building
Crystal River, Florida	Construct 24,000 sf of retail shops
Miami (Plantation), Florida	Redevelop shopping center to include Kohl’s and additional junior anchors
Tallahassee, Florida	Redevelop former Lowe’s Home Improvement space
Ottumwa, Iowa	Redevelop former Wal-Mart space
Chesterfield, Michigan	Construct 25,400 sf of small shop space and retail space
Gaylord, Michigan	Redevelop former Wal-Mart space
Hamilton, New Jersey	Construct 22,500 sf of junior anchor space and retail shops
Olean, New York	Wal-Mart expansion and tenant relocation
Akron (Stow), Ohio	Redevelop former K-Mart space and develop new outparcels
Milwaukee (Brookfield), Wisconsin	Construct 15,000 sf multi-tenant outparcel building
     The Company anticipates commencing construction on the following redevelopment and expansion projects in the next year:
Wholly-Owned and Consolidated Joint Venture Redevelopments and Expansions to Commence Construction in 2007

Property	Description
Louisville, Kentucky	Construct 6,000 sf multi-tenant outparcel building for retail shops
Gulfport, Mississippi	Construct bank pad, retail shops and restaurants on 4.4 acre outparcel
Dayton (Huber Heights), Ohio	Construct 45,000 sf junior anchor space
Buffalo (Amherst), New York	Construct 5,300 sf multi-tenant outparcel building for retail shops
Fayetteville, North Carolina	Reconfigure 18,000 sf of in-line space; construct multi-tenant outparcel building
Allentown, Pennsylvania	Construct 20,000 sf multi-tenant outparcel building for retail shops
Hatillo, Puerto Rico	Construct 21,000 sf of junior anchor space
San Juan (Bayamon), Puerto Rico (Plaza Del Sol)	Construct 144,000 sf of junior anchor space and retail shops
San Juan, Puerto Rico	Redemise shop space and construct a food court
Dallas (McKinney), Texas	Construct 87,757 sf of retail shops and outparcels
Redevelopments and Expansions (Unconsolidated Joint Ventures)
     The Company’s unconsolidated joint ventures are currently expanding/redeveloping the following shopping centers at a projected gross cost of $567.6 million, which includes the initial acquisition costs for the redevelopment projects that have Coventry II as a joint venture partner. At June 30, 2007, approximately $448.5 million of costs had been incurred in relation to these projects.

Unconsolidated Joint Venture Redevelopment and Expansion Projects Currently in Progress

		DDR’s
		Effective
	Joint Venture	Ownership
Property	Partner	Percentage	Description
Phoenix, Arizona	Coventry II	20.0%	Large-scale redevelopment of enclosed mall to open-air format
Buena Park, California	Coventry II	20.0%	Large-Scale redevelopment of enclosed mall to open-air format
Los Angeles (Lancaster), California	Prudential Real Estate Investors	20.0%	Relocate Wal-Mart and redevelop former Wal-Mart space
Benton Harbor, Michigan	Coventry II	20.0%	Construct 89,000 sf of anchor space and retail shops
Kansas City, Missouri	Coventry II	20.0%	Relocate retail shops and retenant former retail shop space
Cincinnati, Ohio	Coventry II/Thor Equities	18.0%	Redevelop former JC Penney space
Cleveland (Macedonia), Ohio	Ohio State Teachers Retirement	50.0%	Retenant former retail shop space
     The Company’s unconsolidated joint ventures anticipate commencing expansion/redevelopment projects at the following shopping centers:
Unconsolidated Joint Venture Redevelopment and Expansion Projects to Commence Construction in 2007

		DDR’s
		Effective
	Joint Venture	Ownership
Property	Partner	Percentage	Description
Chicago (Deer Park), Illinois	Prudential Real Estate Investors	25.75%	Retenant former retail shop space with junior anchor and construct 13,500 sf multi-tenant outparcel building
Seattle (Kirkland), Washington	Coventry II	20.00%	Large-scale redevelopment of shopping center
Sao Paulo (Sao Bernado de Campo), Brazil	Sonae Sierra	47.20%	Expansion and renovation of the existing mall to accommodate theater tenant and redesign of the food court
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
     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $23.5 million at June 30, 2007. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans.
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $3.2 million at June 30, 2007, for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owed to DDR. The Company guaranteed base rental income from one to three years at certain centers held through the Service Holdings LLC Joint Venture, aggregating $2.8 million at June 30, 2007. The Company has not recorded a liability for the guarantee, as the subtenants of the Service Holdings LLC Joint Venture affiliates are paying rent as due. The Company has recourse against the other parties in the partnership for their pro rata share of any liability under this guarantee.
     As a result of the IRRETI merger, the Company assumed certain environmental and non-recourse obligations of the Inland-SAU Joint Venture pursuant to eight guaranty and environmental indemnity agreements. The Company’s guarantee is capped at $43.1 million in the aggregate, unless the Company and/or its affiliates derive economic benefit as a result of certain events, such as fraud, intentional misrepresentation or misappropriation of funds.
     The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.
     The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $5.5 billion and $2.3 billion at June 30, 2007 and 2006, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the Company’s partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s joint ventures, the Company agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $57.5 million at June 30, 2007. The Company and its joint venture partner provided a $33.0 million payment and performance guaranty on behalf of the Mervyns Joint Venture to the joint venture’s lender in certain events such as the bankruptcy of Mervyns. The Company’s maximum obligation is equal to its approximate 50% ownership percentage, or $16.5 million.
     In October 2006, the Company entered into a joint venture that owns real estate assets in Brazil. The Company has chosen not to mitigate any of the foreign currency risk through the use of hedging instruments. The Company will continue to monitor and evaluate this risk and may enter into hedging agreements at a later date.
Financing Activities
     During the second quarter of 2007, the Company received net cash proceeds of approximately $1.6 billion relating to the sale of assets to joint ventures and third parties. These proceeds were used to repay the balance outstanding on the IRRETI bridge financing of $550 million, redemption of $484 million, net, of preferred operating partnership units and the balance of approximately $0.6 billion was used to repay revolving credit facility borrowings.
Preferred F Shares
     In April 2007, the Company redeemed all outstanding shares of its 8.6% Class F Cumulative Redeemable Preferred Shares, aggregating $150 million, at a redemption price of $25.10750 per Class F Preferred Share (the sum of $25.00 per share and a dividend per share of $0.10750 prorated to the redemption date). The Company had the right to revoke the notice of redemption of theses shares until April 2, 2007, the redemption date. The Company recorded a non-cash dividend to net income available to common shareholders of $5.4 million in the second quarter of 2007 relating to the write-off of original issuance costs.
Term Loan
     In February 2007, the Company amended its secured term loan agreement with Key Bank National Association. This term loan was amended to increase the loan to $550 million, to allow for an accordion feature for a future expansion to $800 million, to extend the maturity date to February 2011 and to reduce the interest rate to LIBOR plus 0.70% based on the Company’s current credit rating.
Bridge Financing
     In February 2007, the Company entered into a $750 million unsecured bridge facility (the “Bridge Facility”) with Bank of America, N.A. in connection with the financing of the IRRETI merger. The Bridge Facility had a maturity date of August 2007 and bore interest at LIBOR plus 0.75%. This bridge facility was repaid in June 2007 with proceeds received from contributing assets into joint ventures. The Company does not have the right to draw on this facility.
Common Shares
     In addition to the 5.7 million shares issued to the IRRETI shareholders valued at approximately $394.2 million in February 2007, the Company received approximately $751.0 million in exchange for 11.6 million of its common shares upon the settlement of the forward sale agreements entered into in December 2006.
Preferred Operating Partnership Units
     In February 2007, a consolidated subsidiary of the Company issued to a designee of Wachovia Bank, N.A. (“Wachovia”), 20,000,000 preferred units (the “Preferred Units”), with a liquidation preference of $25 per unit, aggregating $500 million of the net assets of the Company’s consolidated subsidiary. In accordance with terms of the agreement, the Preferred Units were redeemed at 97.0% of par in the second quarter of 2007 with proceeds received from contributing assets into joint ventures.

Convertible Notes
     In March 2007, the Company issued $600 million of Senior Convertible Notes due 2012 (the “Senior Convertible Notes”). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2007. The Senior Convertible Notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness. The Senior Convertible Notes are subject to net settlement and have an initial conversion price of approximately $74.75 per common share. If certain conditions are met, the incremental value can be settled in cash or the Company’s common shares, at the Company’s option. The Senior Convertible Notes may only be converted prior to maturity based on certain provisions in the governing note documents. A total of $117.0 million of the net proceeds from Senior Convertible Notes was used to repurchase the Company’s common shares in private transactions.
     Concurrent with the issuance of the Senior Convertible Notes, the Company purchased an option on its common stock in a private transaction in order to effectively increase the conversion premium from 20% to 40% or a conversion price of $87.21 per share at June 30, 2007. This purchase option allows the Company to receive a number of the Company’s common shares, up to a maximum of approximately 1.1 million shares, from counterparties equal to the amounts of common stock and/or cash related to the excess conversion value that it would pay to the holders of the Senior Convertible Notes upon conversion. The option, which cost $32.6 million, was recorded as a reduction of shareholders’ equity.
Capitalization
     At June 30, 2007, the Company’s capitalization consisted of $5.1 billion of debt, $555 million of preferred shares, and $6.6 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at June 30, 2007, of $52.71), resulting in a debt to total market capitalization ratio of 0.42 to 1.0. At June 30, 2007, the Company’s total debt consisted of $4.6 billion of fixed-rate debt and $0.5 billion of variable-rate debt, including $500 million of variable-rate debt that was effectively swapped to a fixed rate. At June 30, 2006, the Company’s total debt consisted of $3.3 billion of fixed-rate debt and $0.8 billion of variable-rate debt, including $60 million of fixed-rate debt which was effectively swapped to a variable rate and $200 million of variable-rate debt that was effectively swapped to a fixed rate.
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
     As of June 30, 2007, the Company had $0.9 billion available under its $1.3 billion revolving credit facilities and cash of $46.0 million. As of June 30, 2007, the Company also had 331 unencumbered operating properties generating $257.0 million, or 51.2%, of the total revenue of the Company for the six-months ended June 30, 2007, thereby providing a potential collateral base for future borrowings, subject to consideration of the financial covenants on unsecured borrowings.
Contractual Obligations and Other Commitments
     In 2007, debt maturities are anticipated to be repaid through several sources. The $64.5 million in mortgage loans will be refinanced or paid from operating cash flow. The unsecured notes aggregating $97.0 million are expected to be repaid from operating cash flow, revolving credit facilities and/or other unsecured debt or equity financings and asset dispositions. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated.
     At June 30, 2007, the Company had letters of credit outstanding of approximately $31.1 million. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.
     In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $87.3 million with general contractors for its wholly-owned properties at June 30, 2007. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.
     The Company entered into master lease agreements during 2004 through 2007 in connection with the transfer of properties to certain joint ventures, which are recorded as a liability and reduction of its gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At June 30, 2007, the Company’s material master lease obligations, included in accounts payable and other expenses, were incurred with the properties transferred to the following joint ventures (in millions):

DDR Markaz II	$0.5
Dividend Capital Total Realty Trust Joint Venture	1.7
MDT Joint Venture	1.5
MDT Preferred Joint Venture	2.8

$6.5

     The Company routinely enters into contracts for the maintenance of its properties which typically can be cancelled upon 30-60 days notice without penalty. At June 30, 2007, the Company had purchase order obligations, typically payable within one year, aggregating approximately $10.5 million related to the maintenance of its properties and general and administrative expenses.
     The Company has guaranteed certain special assessment and revenue bonds issued by the Midtown Miami Community Development District. The bond proceeds were used by the District to finance certain infrastructure and parking facility improvements. As of June 30, 2007, the remaining debt service obligation guaranteed by the Company was $10.7 million. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. There are no assets held as collateral or liabilities recorded related to these guarantees. To date, tax revenues have exceeded the debt service payments for both the Series A and Series B bonds.
Inflation
     Substantially all of the Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive additional rental income from escalation clauses that generally increase rental rates during the terms of the leases and/or percentage rentals based on tenants’ gross sales. Such escalations are determined by negotiation, increases in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for terms of less than 10 years, permitting the Company to seek increased rents upon renewal at market rates. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.
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
     Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection, the Company believes a substantial portion of its major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s Home Improvement, T.J. Maxx and Bed Bath & Beyond, are financially secure retailers based upon their credit quality. This stability is further evidenced by the tenants’

relatively constant same store tenant sales growth in this economic environment. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since 1993. Also, average base rental rates have increased from $5.48 to $12.03 since the Company’s public offering in 1993.
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
     The Company’s policy for classifying estimated interest and penalties is to include such amounts as “Income Tax of Taxable REIT Subsidiaries and Franchise Taxes” in the Condensed Consolidated Statements of Operations. The amount of interest and penalties at June 30, 2007 and for the three and six-month periods ended June 30, 2007 and 2006 was not material. The Company does not have any unrecognized tax benefits related to uncertain tax provisions that, if recognized, would impact the effective tax rate and does not expect this position to change within the next twelve months. The Company is no longer subject to income tax audits by taxing authorities for years through 2003. The effect of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 — SFAS 159
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item are to be reported in current earnings at each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes a company elects for similar types of assets and liabilities.
     This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to adopt SFAS 159 in the first quarter of 2008. The Company is currently evaluating the impact that this statement will have on its financial statements.
Accounting for Convertible Debt Instruments
     In July 2007, the Board directed the staff to prepare a proposed FSP that would require the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. If issued in its current form, the proposed FSP would require that the initial debt proceeds from the sale of the Company’s convertible and exchangeable senior unsecured notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The proposed FSP would be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The guidance in the proposed FSP would be applied retrospectively to all periods presented and could result in additional annual interest expense recognized by the Company if adopted and final, as proposed.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	June 30, 2007				June 30, 2006
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Percentage		Average	Average	Percentage
	Amount	Maturity	Interest	of	Amount	Maturity	Interest	of
	(Millions)	(Years)	Rate	Total	(Millions)	(Years)	Rate	Total
Fixed- Rate Debt (1)	$4,619.8	4.2	5.2%	90.2%	$3,273.3	5.5	5.8%	80.3%
Variable- Rate Debt (1)	$499.3	2.9	5.9%	9.8%	$803.0	1.9	6.0%	19.7%

(1)	Adjusted to reflect the $500 million and $200 million of variable-rate debt, which was swapped to a fixed rate of 5.0% and 5.2% at June 30, 2007 and 2006, respectively, and $60 million of fixed-rate debt, which was swapped to a variable rate at June 30, 2006.
     The Company’s unconsolidated joint ventures’ fixed-rate indebtedness, including $557.3 million and $220 million of variable-rate debt, which was swapped to a weighted average fixed rate of approximately 5.3% at June 30, 2007 and 2006, is summarized as follows:

	June 30, 2007				June 30, 2006
	Joint	Company’s	Weighted	Weighted	Joint		Weighted	Weighted
	Venture	Proportionate	Average	Average	Venture	Company’s	Average	Average
	Debt	Share	Maturity	Interest	Debt	Proportionate Share	Maturity	Interest
	(Millions)	(Millions)	(Years)	Rate	(Millions)	(Millions)	(Years)	Rate
Fixed- Rate Debt	$4,508.0	$878.8	6.4	5.3%	$1,711.9	$377.1	5.0	5.1%
Variable-Rate Debt	$955.3	$162.3	1.7	6.2%	$595.2	$119.9	1.6	6.7%
     The Company intends to utilize variable-rate indebtedness available under its revolving credit facilities and construction loans in order to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent the Company incurs additional variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.
     The interest rate risk on the Company’s and its unconsolidated joint ventures’ variable rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At June 30, 2007 and 2006, the interest rate on the Company’s $500 million and $200 million, respectively, consolidated floating rate debt was swapped to fixed rates. At June 30, 2007 and 2006, the interest rate on the Company’s $557.3 million and $220 million, respectively, of joint venture floating rate debt (of which $80.8 million and $31.9 million, respectively, is the Company’s proportionate share) was swapped to fixed rates. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.

     In February 2007, a consolidated affiliate of the Company entered into approximately $600.0 million of forward starting interest rate swaps. These swaps were designated to hedge the forecasted issuance of fixed rate mortgage debt. The treasury locks were terminated in connection with the formation and financing of the DDR Domestic Retail Fund I Joint Venture in the second quarter of 2007.
     At December 31, 2006, the Company had a variable-rate interest swap that carried a notional amount of $60 million, a fair value which represented an asset of $0.1 million at December 31, 2006, and converted fixed-rate debt to a variable rate of 7.2%.
     The fair value of the Company’s fixed-rate debt adjusted to: (i) include the $500 million and $200 million that was swapped to a fixed rate at June 30, 2007 and 2006, respectively; (ii) exclude the $60 million which was swapped to a variable rate at June 30, 2006; (iii) include the Company’s proportionate share of the joint venture fixed-rate debt; and (iv) include the Company’s proportionate share of $80.8 million and $31.9 million that was swapped to a fixed rate at June 30, 2007 and 2006, respectively, and an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows (in millions):

	June 30, 2007			June 30, 2006
			100 Basis Point			100 Basis Point
	Carrying	Fair	Decrease in	Carrying	Fair	Decrease in
	Value	Value	Market Interest	Value	Value	Market Interest
	(Millions)	(Millions)	Rates	(Millions)	(Millions)	Rates
Company’s fixed-rate debt	$4,619.8	$4,539.1 (1)	$4,656.7 (2)	$3,273.3	$3,222.3 (1)	$3,353.2 (2)
Company’s proportionate share of joint venture fixed-rate debt	$878.8	$856.6 (3)	$904.1 (4)	$377.1	$367.4 (3)	$381.6 (4)

(1)	Includes the fair value of interest rate swaps, which was an asset of $2.7 million and $2.8 million at June 30, 2007 and 2006, respectively.

(2)	Includes the fair value of interest rate swaps, which was a liability of $9.3 million and $4.2 million at June 30, 2007 and 2006, respectively.

(3)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was an asset of $1.3 million and $0.4 million at June 30, 2007 and 2006, respectively.

(4)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $2.7 million and an asset of $1.1 million at June 30, 2007 and 2006, respectively.
     The sensitivity to changes in interest rates of the Company’s fixed rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations arising from the hypothetical estimate as discussed above.
     Further, a 100 basis point increase in short-term market interest rates at June 30, 2007 and 2006, would result in an increase in interest expense of approximately $2.5 million and $4.0 million, respectively, for the Company for the respective six-month periods, and $0.8 million and $0.6 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding, for the respective six-month periods. The estimated increase in interest expense for the six-month periods does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable rate debt.

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

	June 30,
	2007	2006
	(Millions)	(Millions)
Total notes receivable	$27.1	$133.8
% Fixed rate loans	57.5%	90.5%
Fair value of fixed rate loans	$15.9	$121.6
Impact on fair value of 100 basis point decrease in market interest rates	$16.5	$122.5
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act rules 13a-15(e)) are effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company issuer in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the three-month period ended June 30, 2007, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 26, 2007, the Board of Directors authorized a common share repurchase program. Under the terms of the program authorized by the Board, the Company may purchase up to a maximum value of $500 million of its common shares during the following two years. At June 30, 2007, no repurchases have been made through this program.
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	(a) Total number	(b) Average	Announced	Yet Be Purchased
	of shares	Price Paid per	Plans or	Under the Plans
	purchased	Share	Programs	or Programs
April 1 – 30, 2007	—	—	—	—
May 1 – 31, 2007	4,330	$63.99	—	—
June 1 – 30, 2007	—	—	—	—

Total	4,330	$63.99	—	—
     Shares acquired as payment of the strike price for stock options exercised pursuant to the Company’s equity-based award plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 8, 2007, the Company held its annual meeting of shareholders. The matters presented to shareholders for vote and the vote on such matters were as follows:
1.	To fix the number of directors at nine;

For	Against	Abstain
109,486,587	409,024	165,780
2.	To elect nine directors, each to serve until the next annual meeting of shareholders and until a successor has been duly elected and qualified;

	For	Authority Withheld
Dean S. Adler	105,103,287	4,958,107
Terrance R. Ahern	109,116,268	945,126
Robert H. Gidel	109,491,583	569,811
Victor B. MacFarlane	109,491,979	569,415
Craig Macnab	78,529,490	31,531,904
Scott D. Roulston	108,985,839	1,075,555
Barry A. Sholem	109,489,933	571,461
William B. Summers, Jr.	109,104,807	956,587
Scott A. Wolstein	109,397,540	663,854
3.	To approve an amendment to the Company’s Amended and Restated Article of Incorporation to increase the number of authorized common shares of the Company from 200,000,000 to 300,000,000, which results in an increase in the total authorized shares of the Company from 211,000,000 to 311,000,000;

For	Against	Abstain
108,181,048	1,690,129	190,207
4.	To approve an amendment to the Company’s Code of Regulations to authorize the Company to notify shareholders of record of shareholder meetings by electronic or other means of communication authorized by the shareholders;

For	Against	Abstain
109,343,847	569,299	148,249

5.	To approve an amendment to the Company’s Code of Regulations to authorize shareholders and other persons entitled to vote at shareholder meetings to appoint proxies by electronic or other verifiable communications;

For	Against	Abstain
109,368,855	541,673	150,864
6.	To approve an amendment to the Company’s Code of Regulations to authorize the Company to issue shares without physical certificates;

For	Against	Abstain
108,994,093	858,917	208,378
7.	To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the Company’s fiscal year ending December 31, 2007;

For	Against	Abstain
108,841,340	1,097,565	122,487
ITEM 5. OTHER INFORMATION
     None
ITEM 6. EXHIBITS
3.1	Amended and Restated Articles of Incorporation of the Company, as amended

3.2	Second Amendment to the Amended and Restated Articles of Incorporation of the Company

3.3	Third Amendment to the Amended and Restated Articles of Incorporation of the Company

3.4	Fourth Amendment to the Amended and Restated Articles of Incorporation of the Company

3.5	Fifth Amendment to the Amended and Restated Articles of Incorporation of the Company

3.6	Sixth Amendment to the Amended and Restated Articles of Incorporation of the Company

3.7	Seventh Amendment to the Amended and Restated Articles of Incorporation of the Company

3.8	Eighth Amendment to the Amended and Restated Articles of Incorporation of the Company

3.9	Amended and Restated Code of Regulations of the Company

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.3	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

31.4	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DEVELOPERS DIVERSIFIED REALTY CORPORATION

August 9, 2007 (Date)	/s/ Scott A. Wolstein Scott A. Wolstein, Chief Executive Officer and
Chairman of the Board

August 9, 2007 (Date)	/s/ William H. Schafer William H. Schafer, Executive Vice President and
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)