Form 10-K/A
period 2006-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2007-10-25
CIK 894315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 2)
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
None.

EXPLANATORY NOTE
          This Form 10-K/A (Amendment No. 2) (this “Amendment”) amends the Annual Report on Form 10-K of Developers Diversified Realty Corporation (the “Company”) for the year ended December 31, 2006, which was filed on February 21, 2007 and was amended on March 6, 2007 to incorporate by reference into Part III portions of the Company’s definitive proxy statement for its 2007 Annual Shareholders Meeting (the Form 10-K as previously amended, the “Original Report”).
           The Company is amending the Original Report to include as Exhibit 99.2 the financial statements of DDR Macquarie Fund LLC for its fiscal years ended June 30, 2006 and 2005 and the period November 21, 2003 (date of inception) to June 30, 2004. The Company is also including additional footnote disclosure in the Company’s consolidated financial statements related to DDR MDT PS LLC, in addition to the existing footnote disclosure which presents combined financial information about the Company’s joint ventures. The Company has determined that these additional financial statements and disclosures are appropriate based on the application of Rules 3.09 and 4.08(g) of Regulation S-X. These additional financial statements and disclosures do not have any affect on the Company’s previously reported consolidated results of operations, financial condition or cash flows.
          This Amendment also includes a signature page, the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934 which have been reexecuted and refiled, the Exhibit Index which has been amended and restated in its entirety to reflect the inclusion of the certifications, the financial statements of DDR Macquarie LLC and the consents of PricewaterhouseCoopers LLP to the inclusion of the financial statements in subsequent filings under the Securities Act of 1933. Item 9A (Controls and Procedures) is included in this Amendment, but it has not been modified or updated from the Original Report.
          All other items of the Original Report remain unchanged, and no attempt has been made to update matters in the Original Report, except to the extent expressly provided above. Refer to the Company’s quarterly reports on Form 10-Q for periods subsequent to December 31, 2006.

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

The following financial statement schedules were filed as part of the Annual Report on Form 10-K filed with the SEC on February 21, 2007 and should be read in conjunction with the Consolidated Financial Statements of the registrant:

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
CPR Del Sol LP, S.E.,
CPR Escorial LP, S.E.,
CPR Cayey LP, S.E.,
CPR Palma Real LP, S.E.,
CPR Isabela LP, S.E. and
CPR San Germain LP, S.E. and
		the Company dated November 2, 2004	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
3	3.1	Amended and Restated Articles of Incorporation of the Company, as amended	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.2	Second Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.3	Third Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.4	Fourth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.5	Fifth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
3	3.6	Sixth Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

3	3.7	Seventh Amendment to the Amended and Restated Articles of Incorporation of the Company	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
3	3.8	Code of Regulations of the Company	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.1	Specimen Certificate for Common Shares	Form S-3 Registration No. 33-78778 (Filed with the SEC on May 10, 1994)
4	4.2	Specimen Certificate for 8.60% Class F Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 21, 2002)
4	4.3	Specimen Certificate for Depositary Shares Relating to 8.60% Class F Cumulative Redeemable Preferred Shares	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
4	4.4	Specimen Certificate for 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)
4	4.5	Specimen Certificate for Depositary Shares Relating to 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)
4	4.6	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)
4	4.7	Specimen Certificate for Depositary Shares Relating to 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)
4	4.8	Specimen Certificate for 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)
4	4.9	Specimen Certificate for Depositary Shares Relating to 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)
4	4.10	Indenture dated as of May 1, 1994 by and between the Company and Chemical Bank, as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.11	Indenture dated as of May 1, 1994 by and between the Company and National City Bank, as Trustee (the “NCB Indenture”)	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.12	First Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.13	Second Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.14	Third Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.15	Fourth Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.16	Fifth Supplement to NCB Indenture	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)
4	4.17	Sixth Supplement to NCB Indenture	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)
4	4.18	Seventh Supplement to NCB Indenture	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)
4	4.19	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.20	Form of Floating Rate Senior Medium- Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.21	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.22	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.23	Form of 3.875% Note due 2009	Current Report on Form 8-K (Filed with the SEC on January 22, 2004)
4	4.24	Form of 5.25% Note due 2011	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.25	Form of 3.50% Convertible Senior Note due 2011	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)
4	4.26	Seventh Amended and Restated Credit Agreement dated as of June 29, 2006 among the Company and JPMorgan Securities, Inc. and Banc of America Securities LLC, and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 6, 2006)
4	4.27	Credit Agreement dated as of March 13, 2003 among the Company and Banc of America Securities, LLC and Wells Fargo Bank, National Association and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on June 24, 2003)
4	4.28	Term Loan Credit Agreement dated as of May 20, 2004 among the Company and Banc One Capital Markets, Inc. and Wachovia Capital Markets, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on June 24, 2004)
4	4.29	Waiver and First Amendment to Term Loan Credit Agreement dated as of March 10, 2006 between the Company and JPMorgan Chase Bank, N.A.	Quarterly Report on Form 10-Q (Filed with the SEC on May 10, 2006)
4	4.30	First Amended and Restated Secured Term Loan Agreement dated as of June 29, 2006 among the Company and Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 6, 2006)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.31	Form of Indemnification Agreement	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
4	4.32	Shareholder Rights Agreement dated as of May 26, 1999 between the Company and National City Bank	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
4	4.33	Registration Rights Agreement dated as of August 28, 2006 among the Company and the Initial Purchasers named therein.	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)
4	4.34	Fourth Amended and Restated Operating Agreement of DDR Down REIT LLC dated as of February 26, 2007	Annual Report on Form 10-K/A (Filed with the SEC on March 6, 2007)
10	10.1	Registration Rights Agreement	Form S-11 Registration No. 33-54930 (Filed with the SEC on November 23, 1992)
10	10.2	Stock Option Plan*	Form S-8 Registration No. 33-74562 (Filed with the SEC on January 28, 1994)
10	10.3	Amended and Restated Directors’ Deferred Compensation Plan*	Annual Report on Form 10-K (filed with the SEC on April 2, 2001)
10	10.4	Elective Deferred Compensation Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan*	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
10	10.6	Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.7	Amended and Restated 1998 Developers Diversified Realty Corporation Equity- Based Award Plan*	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)
10	10.8	2002 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2002)
10	10.9	2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-117069 (Filed with the SEC on July 1, 2004)
10	10.10	Form of Restricted Share Agreement under the 1996/1998/2002/2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005)
10	10.11	Form of Restricted Share Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.12	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.13	Form of Incentive Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.14	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.15	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.16	Form of Directors’ Restricted Shares Agreement, dated January 1, 2000*	Form S-11 Registration No. 333-76278 (Filed with SEC on January 4, 2002; see Exhibit 10(ff) therein)
10	10.17	Performance Units Agreement, dated as of March 1, 2000, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.18	Performance Units Agreement, dated as of January 2, 2002, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.19	Performance Units Agreement, dated as of January 2, 2002, between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.20	Performance Units Agreement, dated as of January 2, 2002, between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.21	Incentive Compensation Agreement, effective as of February 11, 1998, between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.22	Amended and Restated Employment Agreement dated as of November 6, 2006 between the Company and Joan U. Allgood*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.23	Amended and Restated Employment Agreement, dated as of November 6, 2006, between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.24	Employment Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.25	Employment Agreement dated as of April 21, 1999 between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.26	Amended and Restated Employment Agreement dated as of November 6, 2006 between the Company and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.27	Employment Agreement dated as of December 6, 2001, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.28	Amended and Restated Employment Agreement dated as of November 6, 2006 between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.29	Employment Agreement dated as of November 6, 2006 between the Company and Robin R. Walker-Gibbons*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.30	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and Joan U. Allgood*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.31	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.32	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.33	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999; File No. 001-11690)
10	10.34	Amended and Restated Change of Control Agreement, dated as of November 6, 2006, between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.35	Change of Control Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.36	Change of Control Agreement dated as of May 17, 1999 between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.37	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and Robin R. Walker-Gibbons*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.38	Outperformance Long-Term Incentive Plan Agreement dated as of August 18, 2006 between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.39	Outperformance Long-Term Incentive Plan Agreement dated as of August 18, 2006 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.40	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Joan U. Allgood*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.41	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.42	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.43	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.44	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Robin R. Walker-Gibbons*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.45	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
10	10.46	Program Agreement for Retail Value Investment Program, dated as of February 11, 1998, among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.47	Confirmation of Forward Sale Transaction dated as of December 4, 2006 between the Company and Deutsche Bank AG London	Current Report on Form 8-K (Filed with the SEC on December 7, 2006)
10	10.48	Confirmation of Forward Sale Transaction dated as of December 4, 2006 between the Company and Merrill Lynch International	Current Report on Form 8-K (Filed with the SEC on December 7, 2006)
10	10.49	Confirmation of Forward Sale Transaction dated as of December 4, 2006 between the Company and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (Filed with the SEC on December 7, 2006)
14	14.1	Developers Diversified Realty Corporation Code of Ethics for Senior Financial Officers	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
21	21.1	List of Subsidiaries	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)
23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
23	23.2	Consent of PricewaterhouseCoopers LLP	Filed herewith
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith

Exhibit No.
Under Reg.	Form 10-K		Filed Herewith or
S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
99	99.1	Voting Agreement, dated October 4, 2002, between the Company and certain stockholders named therein	Current Report on Form 8-K (Filed with the SEC on October 9, 2002)
99	99.2	Consolidated Financial Statements of DDR Macquarie Fund LLC	Filed herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2006 and 2005	F-4
Consolidated Statements of Operations for the three years ended December 31, 2006	F-5
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2006	F-6
Consolidated Statements of Cash Flows for the three years ended December 31, 2006	F-7
Notes to Consolidated Financial Statements	F-8
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.2

Financial statements of the Company’s unconsolidated joint venture companies, except for DDR Macquarie Fund LLC, have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

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

/s/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 21, 2007

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2006	2005

Assets
Land	$1,768,702	$1,721,321
Buildings	5,023,665	4,806,373
Fixtures and tenant improvements	196,275	152,958
Construction in progress and land under development	453,493	348,685

	7,442,135	7,029,337
Less: Accumulated depreciation	(861,266)	(692,823)

Real estate, net	6,580,869	6,336,514
Cash and cash equivalents	28,378	30,655
Accounts receivable, net	152,161	112,464
Notes receivable	18,161	24,996
Investments in and advances to joint ventures	291,685	275,136
Deferred charges, net	23,708	21,157
Other assets	79,467	62,055
Real estate held for sale	5,324	—

	$7,179,753	$6,862,977

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Senior notes	$2,218,020	$1,966,268
Term debt	—	200,000
Revolving credit facility	297,500	150,000

	2,515,520	2,316,268
Secured indebtedness:
Term debt	400,000	220,000
Mortgage and other secured indebtedness	1,333,292	1,354,733

	1,733,292	1,574,733

Total indebtedness	4,248,812	3,891,001
Accounts payable and accrued expenses	134,781	111,186
Dividends payable	71,269	65,799
Other liabilities	106,775	93,261

	4,561,637	4,161,247

Minority equity interests	104,596	99,181
Operating partnership minority interests	17,337	32,268

	4,683,570	4,292,696
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred shares (Note 13)	705,000	705,000
Common shares, without par value, $.10 stated value; 200,000,000 shares authorized; 109,739,262 and 108,947,748 shares issued at December 31, 2006 and 2005, respectively	10,974	10,895
Paid-in-capital	1,959,629	1,945,245
Accumulated distributions in excess of net income	(159,615)	(99,756)
Deferred obligation	12,386	11,616
Accumulated other comprehensive income	7,829	10,425
Less: Unearned compensation-restricted stock	—	(13,144)
Common shares in treasury at cost: 752,975 shares at December 31, 2006	(40,020)	—

	2,496,183	2,570,281

	$7,179,753	$6,862,977

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
Comprehensive income (Note 15):
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
Comprehensive income (Note 15):
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
Comprehensive income (Note 15):
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

See Note 18, “Benefit Plans,” for additional information.

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

Combined condensed unconsolidated financial information of the Company’s unconsolidated joint venture investments is summarized as follows (in thousands):

	December 31,
	2006	2005

Combined balance sheets
Land	$902,486	$894,477
Buildings	2,703,711	2,480,025
Fixtures and tenant improvements	57,989	58,060
Construction in progress	157,750	37,550

	3,821,936	3,470,112
Less: Accumulated depreciation	(245,674)	(195,708)

Real estate, net	3,576,262	3,274,404
Receivables, net	70,903	76,744
Leasehold interests	15,195	23,297
Other assets	129,914	109,490

	$3,792,274	$3,483,935

Mortgage debt	$2,409,080	$2,173,401
Amounts payable to DDR	4,930	108,020
Other liabilities	92,904	78,406

	2,506,914	2,359,827
Accumulated equity	1,285,360	1,124,108

	$3,792,274	$3,483,935

Company’s share of accumulated equity(1)	$252,937	$178,908

	For the Year Ended December 31,
	2006	2005	2004

Combined statements of operations
Revenues from operations	$423,051	$417,434	$313,480

Rental operation expenses	143,573	147,983	106,526
Depreciation and amortization expense	79,713	82,753	62,089
Interest expense	125,995	113,466	73,491

	349,281	344,202	242,106

Income before gain on disposition of real estate and discontinued operations	73,770	73,232	71,374
Tax expense	(1,176)	—	—
Gain on disposition of real estate	398	858	4,787

Income from continuing operations	72,992	74,090	76,161

Discontinued operations:
Income (loss) from discontinued operations, net of tax	139	(486)	3,006
Gain on disposition of real estate, net of tax	20,343	48,982	39,612

	20,482	48,496	42,618

Net income	$93,436	$122,586	$118,779

Company’s share of net income (2)	$28,530	$36,828	$42,150

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

Service fees earned by the Company through management, leasing, development and financing activities performed related to all of the Company’s joint ventures are as follows (in millions):

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

Retail Value Fund

In February 1998, the Company and an equity affiliate of the Company entered into an agreement with Prudential Real Estate Investors (“PREI”) and formed the Retail Value Fund (the “PREI Fund”). The PREI Fund’s ownership interests in each of the projects, unless discussed otherwise, are generally structured with the Company owning (directly or through its interest in the management service company) a 24.75% limited partnership interest, PREI owning a 74.25% limited partnership interest and Coventry Real Estate Partners (“Coventry”), which was 75% owned by a consolidated entity of the Company, owning (directly or through its interest in the management service company) (Note 22) a 1% general partnership interest. The PREI Fund invests in retail properties within the United States that are in need of substantial re-tenanting and market repositioning and may also make equity and debt investments in companies owning or managing retail properties as well as in third party development projects that provide significant growth opportunities. The retail property investments may include enclosed malls, neighborhood and community centers or other potential retail commercial development and redevelopment opportunities.

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

KLA/SM Joint Venture

The Company entered into a joint venture in 2002 with Lubert-Adler Real Estate Funds and Klaff Realty, L.P. (Note 17), that was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $242 million. The Company had an approximate 25% interest in the joint venture (“KLA/SM”). In addition, the Company earned fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enabled the joint venture to determine the ultimate disposition of the real estate interests held by the bankrupt estate.

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

Discontinued Operations

Included in discontinued operations in the combined statements of operations for the joint ventures are the following properties sold subsequent to December 31, 2003:

•	A 10% interest in a shopping center in Kildeer, Illinois, sold in 2006;

•	A 20.75% interest in five properties held in the PREI Fund originally acquired from Burnham. The shopping center in Everett, Washington, was sold in 2006. The shopping centers in City of Industry, California; Richmond, California and San Ysidro, California, were sold in 2005. The shopping center Mission Viejo, California, was sold in 2004;

•	A 24.75% interest in a property held in the PREI Fund in Long Beach, California, sold in 2005;

•	A 24.75% interest in four properties held in the PREI Fund in Kansas City, Kansas and Kansas City, Missouri, sold in 2006;

•	An approximate 25% interest in one, eight and ten Service Merchandise sites sold in 2006, 2005 and 2004, respectively;

•	A 20% interest in a Service Merchandise site sold in 2006;

•	A 35% interest in a shopping center in San Antonio, Texas, sold in 2004 and

•	A 50% interest in a property held in Community Centers Five in Fort Worth, Texas, sold in 2006.

3.	DDR MDT PS LLC

During the second quarter of 2006, the Company sold six properties, aggregating 0.8 million owned square feet, to a newly formed joint venture with MDT (“MDT Preferred Joint Venture” or “DDR MDT PS LLC”), for approximately $122.7 million and recognized gains of approximately $38.9 million.

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

At December 31, 2006, the Company’s investment in DDR MDT PS LLC was considered a significant subsidiary pursuant to the applicable Regulation S-X rules. During the year ended December 31, 2006, the Company recognized a gain, net of tax, of approximately $38.9 million relating to the contribution of the assets to the joint venture. Condensed financial information of DDR MDT PS LLC is as follows (in thousands):

December 31,
2006

Balance sheet
Land	$31,430
Buildings	85,152
Fixtures and tenant improvements	1,177
Construction in progress	12

117,771
Less: Accumulated depreciation	(1,338)

Real estate, net	116,433
Receivables, net	4,121
Other assets	3,070

$123,624

Mortgage debt	$86,000
Amounts payable to DDR	30
Other liabilities	1,744

87,774
Accumulated equity	35,850

$123,624

Company’s share of accumulated equity	$—

For the Year Ended
December 31, 2006

Statements of operations
Revenues from operations	$6,255

Rental operation expenses	2,481
Depreciation and amortization expense	1,556
Interest expense	3,030

7,067

Net loss	$(812)

Company’s share of equity in net loss of joint ventures	$—

4.  Acquisitions and Pro Forma Financial Information

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

In 2005, the Company completed the acquisition of 15 retail real estate assets located in Puerto Rico from Caribbean Property Group, LLC and related entities (“CPG”) for approximately $1.2 billion (“CPG Properties”). The financing for the transaction was provided by the assumption of approximately $660 million of existing debt and line of credit borrowings on the Company’s senior unsecured credit facility and the application of a $30 million deposit funded in 2004. Included in the assets acquired are the land, building and tenant improvements associated with the underlying real estate. The other assets allocation of $12.6 million relates primarily to in-place leases, leasing commissions, tenant relationships and tenant improvements of the properties (Note 7). There was a separate allocation in the purchase price of $8.1 million for above-market leases and $1.4 million for below-market leases. The Company entered into this transaction to obtain a shopping center portfolio in Puerto Rico, a market where the Company previously did not have any assets.

In 2004, the Company entered into an agreement to purchase interests in 110 retail real estate assets, with approximately 18.8 million square feet of GLA, from Benderson Development Company and related entities (“Benderson”). The purchase price of the assets, including associated expenses, was approximately $2.3 billion, less assumed debt and the value of a 2% equity interest in certain assets valued at approximately $16.2 million at December 31, 2005, that Benderson converted its interest into the Company’s common shares in 2006 (Note 13). Benderson transferred a 100% ownership in certain assets or entities owning certain assets. The remaining assets were held by a joint venture in which the Company held a 98.0% interest and Benderson held a 2.0% interest. Benderson’s minority interest was classified as operating partnership minority interests on the Company’s consolidated balance sheet at December 31, 2005.

The Company completed the purchase of 107 properties from Benderson, including 14 purchased directly by the MDT Joint Venture (Note 2) and 52 held by a consolidated joint venture with Benderson at various dates commencing May 14, 2004, through December 21, 2004. The remaining three properties were not acquired.

The Company funded the transaction through a combination of new debt financing of approximately $450 million, net proceeds of approximately $164.2 million from the issuance of 6.8 million cumulative preferred shares, net proceeds of approximately $491 million from the issuance of 15.0 million common shares, asset transfers to the MDT Joint Venture that generated net proceeds of approximately $194.3 million (Note 2), line of credit borrowings and assumed debt. With respect to the assumed debt, the fair value was approximately $400 million, which included an adjustment of approximately $30 million to increase its stated principal balance, based on rates for debt with similar terms and remaining maturities as of May 2004. Included in the assets acquired were the land, building and tenant improvements associated with the underlying real estate. The other assets allocation of $30.9 million relates primarily to in-place leases, leasing commissions, tenant relationships and tenant improvements of the properties (Note 7). There was a separate allocation in the purchase price of $4.7 million for certain below-market leases. The Company entered into this transaction to acquire the largest privately owned retail shopping center portfolio in markets where the Company previously did not have a strong presence.

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

		1,204

Additionally, the Company acquired one Mervyns site for approximately $12.4 million (Note 17).

During the year ended December 31, 2005, the Company acquired its partner’s 20% interest in one joint venture. This property aggregates approximately 0.4 million square feet of Company-owned GLA at an initial aggregate investment of approximately $3.2 million. Additionally, the Company acquired one Mervyns site for approximately $14.4 million (Note 17).

During the year ended December 31, 2004, the Company acquired a 20% interest in two shopping centers and an effective 10% interest in a shopping center and its partner’s 50% interest in a joint venture. These four properties aggregate approximately 2.4 million square feet of Company-owned GLA at an initial aggregate investment of approximately $180 million.

5.  Notes Receivable

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

The Company incurred deferred financing costs aggregating $9.6 million and $13.1 million in 2006 and 2005, respectively. Deferred financing costs paid in 2006 primarily relate to the modification of the Company’s unsecured credit agreements and expansion of term loans (Note 8) and issuance of convertible notes (Note 9). Deferred financing costs paid in 2005 primarily relate to the modification of the Company’s unsecured revolving credit agreements and term loan (Note 8), issuance of medium term notes (Note 9) and mortgages payable (Note 10) obtained in connection with the Mervyns Joint Venture. Amortization of deferred charges was $7.1 million, $6.1 million and $5.6 million for the years ended December 2006, 2005 and 2004, respectively.

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

The Company also maintains term loan facilities (collectively the “Term Loans”) with various lenders. These loans are summarized as follows:

			Borrowings		Weighted
	Spread		Outstanding		Average
	Over		(Millions)		Interest Rate
	LIBOR	Maturity	December 31		December 31
Financial Institution	12/31/06	Date	2006	2005	2006	2005

Key Bank Capital Markets and Banc of America Securities LLC (1)	0.85%	June 2008	$400.0	$220.0	5.9%	5.1%
JP Morgan and several other lenders (2)	0.75%	May 2007	—	$200.0	—	5.1%

(1)	Facility allows for two one-year extension options. In 2006, the facility was amended to add an accordion feature to increase the loan, at the Company’s option, up to $500 million and covenant modifications. The Term Loan is secured by the equity in certain assets that are already encumbered by first mortgages. The weighted average interest rate at December 31, 2006 reflects the effect of $400 million of interest rate swaps (Note 11).

(2)	This facility was repaid in 2006.

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

9.  Fixed-Rate Notes

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

10.  Mortgages Payable and Scheduled Principal Repayments

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

Notes receivable and advances to affiliates

The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $29.0 million and $129.9 million at December 31, 2006 and 2005, respectively, as compared to the carrying amounts of $28.4 million and $127.7 million, respectively. The carrying value of the TIF Bonds (Note 5) approximated its fair value at December 31, 2006 and 2005. The fair value of loans to affiliates is not readily determinable and has been estimated by management based upon its assessment of the interest rate and credit risk.

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

Swaptions

In anticipation of the joint venture with TIAA-CREF (Note 22), an affiliate of the Company purchased two interest rate swaption agreements during 2006 that economically limits the benchmark interest rate component of future interest rates on $500 million of forecasted five-year borrowings at 5.72% and $750 million of forecasted ten-year borrowings at 5.78%. These swaptions were not designated for hedge accounting, and accordingly, gains or losses are reported in earnings as a component of interest expense, which approximated $1.2 million of additional expense for the year ended December 31, 2006. The fair value was calculated based upon expected changes in forward interest rates. TIAA-CREF will be obligated to fund its proportionate share of the cost and be entitled to the economic benefits, if any, of the swaptions upon formation of the joint venture.

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

In 2004, the Company issued 0.5 million OP Units in conjunction with the purchase of assets from Benderson. In December 2005, Benderson exercised its option to convert its remaining 0.4 million OP Units (Note 4), effective February 2006. The Company agreed to issue an equivalent number of common shares of the Company. In 2004 the Company exchanged 284,304 OP Units for common shares of the Company including 60,260 OP Units issued to Benderson. Also in 2006, the Company purchased 32,274 OP Units for cash of $2.1 million. These transactions were treated as a purchase of minority interest.

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

In December 2006, the Company entered into forward sale agreements in anticipation of a merger (Note 22). Pursuant to the terms of the forward sale agreements, and subject to the Company’s right to elect cash settlement, the Company agreed to sell, upon physical settlement of such forward sale agreements, an aggregate of 11,599,134 of its common shares for approximately $750 million. The forward sale contract expires September 2007 and will be reflected in shareholders equity as the contract does not include any provision that could require the Company to net cash settle the contract. The Company will not receive any proceeds from the sale of its common shares until settlement of the forward sale agreements, which is expected to occur on or before September 2007.

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

15. Comprehensive Income

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

16. Discontinued Operations and Disposition of Real Estate and Real Estate Investments

Discontinued Operations

During the year ended December 31, 2006, the Company sold six properties and one property was classified as held for sale at December 31, 2006, which were classified as discontinued operations for the years ended

December 31, 2006, 2005 and 2004, aggregating 1.0 million square feet. The Company did not have any properties considered as held for sale at December 31, 2005 or 2004. Included in discontinued operations for the three years ending December 31, 2006, are 57 properties aggregating 5.6 million square feet. Of these properties, 30 previously had been included in the shopping center segment and 27 of these properties previously had been included in the business center segment (Note 21). The operations of these properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for the three years ended December 31, included herein.

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

17. Transactions With Related Parties

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

As discussed in Note 4, in 2005, the Company entered into the Mervyns Joint Venture that acquired the underlying real estate of 36 operating Mervyns stores for approximately $396.2 million. In 2006, the Mervyns Joint Venture purchased one additional site for approximately $11.0 million and the Company purchased one additional site for approximately $12.4 million. In 2005, the Company also purchased an additional site for approximately $14.4 million. The assets were acquired from several funds, one of which was managed by Lubert-Adler Real Estate Funds, which is owned in part by a director of the Company.

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

Transactions with the Company’s equity affiliates are described in Note 2.

18.	Benefit Plans

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

Equity Deferred Compensation Plan

In 2003, the Company established the Developers Diversified Realty Corporation Equity Deferred Compensation Plan (the “Plan”), a non-qualified compensation plan for certain officers and directors of the Company to defer the receipt of restricted shares and, for compensation earned prior to December 31, 2004, the gain otherwise recognizable upon the exercise of options (see Note 13 regarding the deferral of stock to this Plan.) At December 31, 2006 and 2005, there were 0.6 million common shares of the Company in the Plan in each year, valued at $39.6 million and $28.6 million, respectively. The Plan is fully funded at December 31, 2006.

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

Options to purchase 1.5 million, 2.0 million and 2.1 million shares of common stock were outstanding at December 31, 2006, 2005 and 2004, respectively (Note 18), a portion of which has been reflected above in diluted per share amounts using the treasury stock method. Options aggregating 0.1 million were antidilutive at December 31, 2005, and none of the options outstanding at 2006 or 2004 were antidilutive. Accordingly, the antidilutive options were excluded from the computations.

Basic average shares outstanding do not include restricted shares totaling 161,958, 191,406 and 202,198 that were not vested at December 31, 2006, 2005 and 2004, respectively, or Performance Units totaling 136,000 and 170,000, that were not vested at December 31, 2006 and 2005, respectively (there were none in 2004).

The exchange into common stock of the minority interests, associated with OP Units, was not included in the computation of diluted EPS for 2006 or 2005 because the effect of assuming conversion was antidilutive (Note 13).

The Senior Convertible Notes issued in August 2006, which are convertible into common shares of the Company at a price of $65.11, were not included in the computation of diluted EPS for 2006 as the Company’s stock price did not exceed the strike price of the conversion feature (Note 9). These notes were not outstanding in 2005 or 2004.

The forward equity contract entered into in December 2006 for 11.6 million common shares of the Company, was not included in the computation of diluted EPS for 2006 because the effect of assuming conversion was antidilutive (Note 13). This contract was not outstanding in 2005 or 2004.

20. Federal Income Taxes

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

All or a portion of the fourth quarter dividends for each of the years ended December 31, 2006, 2005 and 2004, have been allocated and reported to shareholders in the subsequent year. Dividends per share reported to shareholders for the years ended December 31, 2006, 2005 and 2004, are summarized as follows:

		Gross
2006	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

4th quarter 2005	01/06/06	$0.30	$0.12	$0.12	$0.54
1st quarter	04/03/06	0.33	0.13	0.13	0.59
2nd quarter	07/05/06	0.34	0.12	0.13	0.59
3rd quarter	10/02/06	0.34	0.13	0.12	0.59
4th quarter	01/08/07	—	—	—	—

		$1.31	$.50	$.50	$2.31

		Gross
2005	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

4th quarter 2004	01/06/05	$0.26	$0.13	$0.05	$0.44
1st quarter	04/04/05	0.32	0.16	0.06	0.54
2nd quarter	07/05/05	0.33	0.16	0.05	0.54
3rd quarter	10/03/05	0.33	0.16	0.05	0.54
4th quarter	01/08/06	—	—	—	—

		$1.24	$0.61	$0.21	$2.06

		Gross
2004	Date	Ordinary	Capital Gain	Total
Dividends	Paid	Income	Distributions	Dividends

4th quarter 2003	01/05/04	$0.18	$0.10	$0.28
1st quarter	04/05/04	0.31	0.15	0.46
2nd quarter	07/06/04	0.31	0.15	0.46
3rd quarter	10/04/04	0.34	0.17	0.51
4th quarter	01/06/05	0.05	0.02	0.07

		$1.19	$0.59	$1.78

21.	Segment Information

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

The table below presents information about the Company’s reportable segments for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006
	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$4,386	$813,712		$818,098
Operating expenses	(1,999)	(207,089)		(209,088)

	2,387	606,623		609,010
Unallocated expenses (1)			$(463,275)	(463,275)
Equity in net income of joint ventures		30,337		30,337
Minority interests			(8,453)	(8,453)

Income from continuing operations				$167,619

Total real estate assets	$90,772	$7,359,921		$7,450,693

	2005
	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$7,077	$712,486		$719,563
Operating expenses	(1,800)	(180,554)		(182,354)

	5,277	531,932		537,209
Unallocated expenses (1)			$(391,226)	(391,226)
Equity in net income of joint ventures		34,873		34,873
Minority interests			(7,881)	(7,881)

Income from continuing operations				$172,975

Total real estate assets	$86,374	$6,942,963		$7,029,337

	2004
	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$8,674	$553,682		$562,356
Operating expenses	(1,734)	(135,045)		(136,779)

	6,940	418,637		425,577
Unallocated expenses (1)			$(292,451)	(292,451)
Equity in net income of joint ventures		40,895		40,895
Minority interests			(5,064)	(5,064)

Income from continuing operations				$168,957

Total real estate assets	$264,615	$5,338,809		$5,603,424

(1)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax benefit/expense, other income/expense and depreciation and amortization as listed in the consolidated statements of operations.

22.	Subsequent Events

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

Forward Sale Agreements

In February 2007, the Company exercised its option to settle, pursuant to the terms the forward sale agreements, in its common shares on February 26, 2007 (Note 13).

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

Developers Diversified Realty Corporation (Registrant)

Date October 25, 2007	/s/ William H. Schafer
William H. Schafer
Executive Vice President and Chief Financial Officer