Form 10-Q
period 2007-09-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2007-11-09
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of November 5, 2007, the registrant had 122,859,891 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS — Unaudited

Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006.

Condensed Consolidated Statements of Operations for the Three-Month Periods ended September 30, 2007 and 2006.

Condensed Consolidated Statements of Operations for the Nine-Month Periods ended September 30, 2007 and 2006.

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods ended September 30, 2007 and 2006.

Notes to Condensed Consolidated Financial Statements.
EX-31.1
EX-31.2
EX-32.1
EX-32.2

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Real estate rental property:
Land	$2,083,569	$1,768,702
Buildings	5,899,244	5,023,665
Fixtures and tenant improvements	236,167	196,275
Construction in progress and land under development	583,235	453,493

	8,802,215	7,442,135
Less: Accumulated depreciation	(973,316)	(861,266)

Real estate, net	7,828,899	6,580,869
Cash and cash equivalents	49,700	28,378
Notes receivable	16,778	18,161
Investments in and advances to joint ventures	644,318	291,685
Deferred charges, net	31,276	23,708
Other assets	342,296	231,628
Real estate held for sale	—	5,324

	$8,913,267	$7,179,753

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Senior notes	$2,624,003	$2,218,020
Revolving credit facilities	625,000	297,500

	3,249,003	2,515,520
Secured indebtedness:
Term debt	550,000	400,000
Mortgage and other secured indebtedness	1,405,143	1,333,292

	1,955,143	1,733,292

Total indebtedness	5,204,146	4,248,812

Accounts payable and accrued expenses	167,682	134,781
Dividends payable	88,052	71,269
Other liabilities	129,407	106,775

	5,589,287	4,561,637

Minority equity interest	98,594	104,596
Operating partnership minority interests	17,114	17,337

	5,704,995	4,683,570
Commitments and contingencies
Shareholders’ equity:
Class F – 8.6% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at December 31, 2006	—	150,000
Class G – 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	180,000	180,000
Class H – 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	205,000	205,000
Class I – 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 340,000 shares authorized; 340,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	170,000	170,000
Common shares, without par value, $.10 stated value; 300,000,000 shares authorized; 126,791,928 and 109,739,262 shares issued at September 30, 2007 and December 31, 2006, respectively	12,679	10,974
Paid-in-capital	3,028,478	1,959,629
Accumulated distributions in excess of net income	(213,358)	(159,615)
Deferred obligation	19,123	12,386
Accumulated other comprehensive income	21,403	7,829
Less: Common shares in treasury at cost: 3,934,726 shares at September 30, 2007 and 752,975 shares at December 31, 2006, respectively	(215,053)	(40,020)

	3,208,272	2,496,183

	$8,913,267	$7,179,753

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2007	2006
Revenues from operations:
Minimum rents	$158,868	$134,937
Percentage and overage rents	1,988	1,583
Recoveries from tenants	52,139	43,543
Ancillary and other property income	5,129	4,753
Management, development and other fee income	13,827	8,366
Other	2,110	1,018

	234,061	194,200

Rental operation expenses:
Operating and maintenance	33,270	26,529
Real estate taxes	26,772	23,551
General and administrative	19,626	14,974
Depreciation and amortization	56,565	46,172

	136,233	111,226

Other income (expense):
Interest income	1,569	1,587
Interest expense	(62,524)	(52,244)
Other expense	(225)	(203)

	(61,180)	(50,860)

Income before equity in net income of joint ventures, minority interests, tax (expense) benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	36,648	32,114
Equity in net income of joint ventures	6,003	12,868

Income before minority interests, tax (expense) benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	42,651	44,982
Minority interests:
Minority equity interests	(1,405)	(1,749)
Operating partnership minority interests	(569)	(534)

	(1,974)	(2,283)
Tax (expense) benefit of taxable REIT subsidiaries and franchise taxes	(484)	330

Income from continuing operations	40,193	43,029

Discontinued operations:
(Loss) income from discontinued operations	(291)	2,652
(Loss) gain on disposition of real estate	(310)	3,169

	(601)	5,821

Income before gain on disposition of real estate	39,592	48,850
Gain on disposition of real estate	3,691	13,962

Net income	$43,283	$62,812

Preferred dividends	10,567	13,792

Net income applicable to common shareholders	$32,716	$49,020

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.27	$0.40
Income from discontinued operations	—	0.05

Net income applicable to common shareholders	$0.27	$0.45

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.26	$0.40
Income from discontinued operations	—	0.05

Net income applicable to common shareholders	$0.26	$0.45

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2007	2006
Revenues from operations:
Minimum rents	$484,317	$397,542
Percentage and overage rents	5,564	5,246
Recoveries from tenants	153,873	125,138
Ancillary and other property income	14,096	13,471
Management, development and other fee income	34,906	21,320
Other	13,564	9,226

	706,320	571,943

Rental operation expenses:
Operating and maintenance	95,460	77,941
Real estate taxes	82,944	66,446
General and administrative	60,304	45,805
Depreciation and amortization	163,196	135,194

	401,904	325,386

Other income (expense):
Interest income	7,751	7,543
Interest expense	(196,975)	(155,312)
Other (expense) income	(675)	464

	(189,899)	(147,305)

Income before equity in net income of joint ventures, minority interests, tax benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	114,517	99,252
Equity in net income of joint ventures	33,887	22,956

Income before minority interests, tax benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	148,404	122,208
Minority interests:
Minority equity interests	(4,293)	(4,903)
Preferred operating partnership minority interests	(9,690)	—
Operating partnership minority interests	(1,706)	(1,601)

	(15,689)	(6,504)
Tax benefit of taxable REIT subsidiaries and franchise taxes	15,287	2,690

Income from continuing operations	148,002	118,394

Discontinued operations:
Income from discontinued operations	8,218	8,588
Gain on disposition of real estate	13,323	3,169

	21,541	11,757

Income before gain on disposition of real estate	169,543	130,151
Gain on disposition of real estate, net of tax of $4.5 million and $0.8 million in 2007 and 2006, respectively	63,713	61,124

Net income	$233,256	$191,275

Preferred dividends	40,367	41,377

Net income applicable to common shareholders	$192,889	$149,898

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.42	$1.26
Income from discontinued operations	0.18	0.11

Net income applicable to common shareholders	$1.60	$1.37

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$1.41	$1.26
Income from discontinued operations	0.18	0.11

Net income applicable to common shareholders	$1.59	$1.37

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands)
(Unaudited)

	2007	2006
Net cash flow provided by operating activities:	$334,570	$285,398

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(2,726,074)	(350,234)
Proceeds from sale and refinancing of joint venture interests	38,650	22,086
Equity contributions to joint ventures	(232,643)	(31,861)
Proceeds from notes receivable, net	937	746
Proceeds from joint venture advances, net	1,839	340
Return of investments in joint ventures	12,152	—
Proceeds from disposition of real estate	1,978,464	318,794

Net cash flow used for investing activities	(926,675)	(40,129)

Cash flow from financing activities:
Proceeds (repayments) from revolving credit facilities, net	327,500	(230,000)
Proceeds from term loans	900,000	185,000
Repayment of term loans	(750,000)	—
Repayment of medium term notes	(110,000)	—
Repayment of senior notes	(85,000)	—
Proceeds from construction loans and mortgages	61,526	3,347
Principal payments on mortgage debt	(383,116)	(143,495)
Payment of deferred finance costs	(3,011)	(3,767)
Purchased option arrangement on common shares	(32,580)	(10,337)
Proceeds from issuance of convertible senior notes, net of underwriting commissions and offering expenses of $267 and $550 in 2007 and 2006, respectively	587,733	244,450
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	7,634	7,051
Proceeds from issuance of preferred operating partnership interest, net of expenses	484,204	—
Redemption of preferred operating partnership interest	(484,204)	—
Redemption of preferred shares	(150,000)	—
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $208 in 2007	746,645	—
Distributions to operating partnership minority interests	(11,330)	(1,813)
Return of investment-minority interest shareholder	(4,261)	—
Purchase of operating partnership minority interests	(683)	—
Repurchase of common shares	(222,819)	(48,313)
Dividends paid	(264,811)	(229,616)

Net cash flow provided by (used for) financing activities	613,427	(227,493)

Increase in cash and cash equivalents	21,322	17,776
Cash and cash equivalents, beginning of period	28,378	30,655

Cash and cash equivalents, end of period	$49,700	$48,431

Supplemental disclosure of non-cash investing and financing activities:
     For the nine-month period ended September 30, 2007, in conjunction with the merger of IRRETI, the Company acquired real estate assets of $3.0 billion, investments in joint ventures of approximately $31.7 million and accounts receivable, intangible assets and other assets aggregating approximately $92.3 million. A portion of the consideration used to acquire the $3.0 billion of assets included assumed debt of $446.5 million and accounts payable and other liabilities aggregating approximately $27.1 million and common shares of approximately $394.2 million. In conjunction with the redemption of the Company’s Class F Cumulative Redeemable Preferred Shares, the Company recorded a non-cash dividend to net income available to common shareholders of $5.4 million relating to the write-off of original issuance costs. Other liabilities included approximately $6.6 million, which represents the fair value of the Company’s interest rate swap. At September

30, 2007, dividends payable were $88.1 million. In January 2007, in accordance with the terms of the performance unit plans, the Company issued 466,666 restricted shares of which 70,000 vested as of the date of issuance. The remaining 396,666 shares will vest in 2008 through 2011. The foregoing transactions did not provide for or require the use of cash for the nine-month period ended September 30, 2007.
     For the nine-month period ended September 30, 2006, in connection with the adoption of EITF 04-05 (“Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights”), as of January 1, 2006 the Company consolidated real estate assets of $41.4 million and a mortgage payable of $17.1 million. In conjunction with the acquisition of its partners’ interests in four shopping centers during the nine-month period ended September 30, 2006, the Company acquired real estate assets of $212.6 million and assumed debt of $104.1 million. For the nine-month period ended September 30, 2006, in conjunction with the acquisition of its partners’ interests in 52 assets, the Company acquired real estate assets of $156.3 million, other assets of $25.9 million and assumed debt of $28.8 million. For the nine-month period ended September 30, 2006, minority interests with a book value of approximately $14.2 million were converted into approximately 0.4 million common shares of the Company, resulting in an increase of approximately $8.2 million in real estate assets. Other liabilities included approximately $1.4 million, which represents the fair value of the Company’s interest rate swap. At September 30, 2006, dividends payable were $71.2 million. The foregoing transactions did not provide for or require the use of cash for the nine-month period ended September 30, 2006.
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
     On February 22, 2007, Inland Retail Real Estate Trust, Inc. (“IRRETI”) shareholders approved a merger with a subsidiary of the Company pursuant to a merger agreement among IRRETI, the Company and the subsidiary. In the merger, the Company acquired all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share, of which $12.50 per share was funded in cash and $1.50 per share was paid in the form of DDR common shares. As a result, on February 27, 2007, the Company issued 5.7 million DDR common shares to the IRRETI shareholders with an aggregate value of approximately $394.2 million (Note 5).
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
     Unaudited Interim Financial Statements
     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and nine-month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 8-K dated June 30, 2007 and filed on November 9, 2007 (which financial statements reflect the impact of property sales as discontinued operations pursuant to the provisions of SFAS 144 - “Accounting for the Impairment or Disposal of Long Lived Assets”) for the year ended December 31, 2006.
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
     Comprehensive Income
     Comprehensive income is as follows (in thousands):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income	$43,283	$62,812	$233,256	$191,275
Other comprehensive (loss) income:
Change in fair value of interest rate contracts	(11,155)	(5,303)	(4,239)	(3,130)
Amortization of interest rate contracts	(364)	(364)	(1,091)	(1,091)
Foreign currency translation	6,913	—	18,904	—

Other comprehensive (loss) income	(4,606)	(5,667)	13,574	(4,221)

Total comprehensive income	$38,677	$57,145	$246,830	$187,054

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
     The Company’s policy for classifying estimated interest and penalties is to include such amounts as “Income Tax of Taxable REIT Subsidiaries and Franchise Taxes” in the Condensed Consolidated Statements of Operations. The amount of interest and penalties at September 30, 2007 and for the three and nine-month periods ended September 30, 2007 and 2006 was not material. The Company does not have any unrecognized tax benefits related to uncertain tax provisions that, if recognized, would impact the effective tax rate and does not expect this position to change within the next twelve months. The Company is no longer subject to income tax audits by taxing authorities for years through 2003. The effect of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

2. EQUITY INVESTMENTS IN JOINT VENTURES
     At September 30, 2007 and December 31, 2006, the Company had ownership interests in various unconsolidated joint ventures which, as of the respective dates, owned 273 and 117 shopping center properties and 44 and 50 shopping center sites formerly owned by Service Merchandise Company, Inc. Included in these amounts are the shopping center properties owned by Dividend Capital Total Realty Trust Joint Venture, which acquired three assets in the second quarter of 2007, and DDR MDT PS LLC, which acquired six assets in June 2006. These assets have been segregated and discussed separately in Notes 3 and 4. Dividend Capital Total Realty Trust Joint Venture was considered a significant subsidiary at September 30, 2007 and is excluded from the 2007 combined amounts presented below. DDR MDT PS LLC was considered a significant subsidiary at September 30, 2006 and is excluded from the 2006 and 2007 combined amounts presented below.
     During the nine-month period ended September 30, 2007, the Company formed a joint venture with TIAA-CREF (“TIAA-CREF Joint Venture”), as described below, which owns 66 shopping centers and, as a result of the merger with IRRETI, the Company acquired an investment in an additional unconsolidated joint venture, which owns 29 shopping centers. DDR, on behalf of itself and the TIAA-CREF Joint Venture, has engaged an appraiser to perform valuations of the real estate, assumed liabilities and certain other assets in connection with the acquisition of the shopping centers by the joint venture in February 2007. As a result, the purchase price allocation is preliminary and subject to change.
     Combined condensed financial information of the Company’s unconsolidated joint venture investments, excluding those amounts for Dividend Capital Total Realty Trust Joint Venture and DDR MDT PS LLC reported in Notes 3 and 4 is as follows (in thousands):

	September 30,	December 31,
	2007	2006
Combined Balance Sheets:
Land	$2,310,502	$902,486
Buildings	6,023,904	2,703,711
Fixtures and tenant improvements	104,477	57,989
Construction in progress	139,153	157,750

	8,578,036	3,821,936
Less: Accumulated depreciation	(358,256)	(245,674)

Real estate, net	8,219,780	3,576,262
Receivables, net	118,462	70,903
Leasehold interests	14,313	15,195
Other assets	378,332	129,914

	$8,730,887	$3,792,274

Mortgage debt	$5,329,724	$2,409,080
Amounts payable to DDR	8,516	4,930
Other liabilities	196,437	92,904

	5,534,677	2,506,914
Accumulated equity	3,196,210	1,285,360

	$8,730,887	$3,792,274

Company’s share of accumulated equity (1)	$603,062	$252,937

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Combined Statements of Operations:
Revenues from operations	$224,185	$101,447	$563,663	$303,437

Expenses:
Rental operation	71,989	34,117	182,965	99,826
Depreciation and amortization	53,645	18,875	131,257	58,195
Interest	78,020	34,546	186,609	92,098

	203,654	87,538	500,831	250,119

Income before income tax expense, (loss) gain on disposition of real estate and discontinued operations	20,531	13,909	62,832	53,318
Income tax expense	(2,958)	—	(7,503)	—
(Loss) gain on disposition of real estate	(103)	193	92,987	237

Income from continuing operations	17,470	14,102	148,316	53,555
Discontinued operations:
(Loss) income from discontinued operations	(323)	(22)	(649)	805
Gain on disposition of real estate	1,790	21,460	2,529	19,910

Net income	$18,937	$35,540	$150,196	$74,270

Company’s share of equity in net income of joint ventures (2)	$6,290	$12,583	$34,558	$22,360

     Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its proportionate share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	September 30, 2007	December 31, 2006
Company’s proportionate share of accumulated equity	$608.4	$252.9
Basis differentials (2)	109.7	92.3
Deferred development fees, net of portion relating to the
Company’s interest	(3.6)	(3.0)
Basis differential upon transfer of assets (2)	(98.2)	(74.3)
Notes receivable from investments	19.2	18.8
Amounts payable to DDR	8.8	5.0

Investments in and advances to joint ventures (1)	$644.3	$291.7

(1)	The difference between the Company’s share of accumulated equity and the investments in and advances to joint ventures recorded on the Company’s condensed consolidated balance sheets primarily results from basis differentials, as described below, deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the joint venture investments.

(2)	For the three-month periods ended September 30, 2007 and 2006, the difference between the $6.3 million and $12.6 million, respectively, of the Company’s share of equity in net income of joint ventures reflected above and the $6.0 million and $12.9 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is primarily attributable to amortization associated with basis differentials and differences in the recognition of gains on sales. The Company’s share of joint venture net income has been decreased by approximately $0.2 million and increased by $0.2 million for the three-month periods ended September 30, 2007 and 2006, respectively, to reflect basis differentials associated with amortization and adjustments to gain on sales. For the nine-month periods ended September 30, 2007 and 2006, the difference between the $34.6 million and $22.4 million, respectively, of the Company’s share of equity in net income of joint ventures reflected above and the $33.9 million and $23.0 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is attributable to amortization associated with basis differentials and differences in the recognition of gains on sales of certain assets due to the basis differentials. The Company’s share of joint venture net income has been decreased by approximately $0.6 million and increased by $0.5 million, for the nine-month periods ended September 30, 2007 and 2006, respectively, to reflect basis differentials associated with amortization and adjustments to gain on sales. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their share of the historical cost of the net assets of the joint venture. Basis differentials also occur when the Company contributes assets to joint ventures.
     The Company’s share of service fees earned and recognized in income through the management, acquisition, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Management and other fees	$10.5	$6.7	$27.4	$16.8
Development fees and leasing commissions	3.0	1.3	6.9	4.1
Interest income	0.3	0.7	0.5	5.0
Acquisition, financing and other fees (1)	0.6	0.1	8.5	0.6

(1)	Acquisition fees of $6.3 million were earned from the formation of the TIAA-CREF Joint Venture in the first quarter of 2007, excluding the Company’s retained ownership of approximately 15%. Financing fees were earned from several joint venture interests, excluding the Company’s retained ownership. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets and financings and re-financings of unconsolidated joint ventures.
DDR Domestic Retail Fund I
     In the second quarter of 2007, the Company formed DDR Domestic Retail Fund I (the “Fund”), a sponsored, fully-seeded commingled fund. The Fund acquired 63 shopping center assets aggregating 8.3 million square feet (“Portfolio”) from the Company and a joint venture for approximately $1.5 billion. The Portfolio is comprised of 54 assets acquired by the Company through its acquisition of IRRETI, seven assets formerly held in a joint venture with Kuwait Financial Centre (“DDR Markaz LLC Joint Venture”), in which the Company had a 20% ownership interest, and two assets from the Company’s wholly-owned portfolio. The Company recognized a gain of approximately $9.6 million, net of its 20% retained interest, from the sale of the two wholly-owned assets, which is included in gain on disposition of real estate in the Company’s statements of operations. In conjunction with the formation of the Fund and identification of the equity partners, the Company paid a $7.7 million fee to a third party consulting firm and recognized this amount as a reduction to gain on disposition of real estate. The DDR Markaz LLC Joint Venture recorded a gain of approximately $90.1 million. The Company’s proportionate share of approximately $18.0 million of the joint venture gain was deferred as the Company retained an effective 20% ownership interest in these assets. As the Company does not have economic or effective control, the Fund is accounted for using the equity method of accounting. The Company remains responsible for all day-to-day operations of the properties and receives fees for asset management and property management, leasing, construction management and ancillary income in addition to a promoted interest. In addition, upon the sale of the assets from the DDR Markaz LLC Joint Venture to the Fund, the Company recognized promoted income of approximately $13.6 million, which is included in the equity in net income of joint ventures. DDR, on behalf of itself and the DDR Domestic Retail Fund I Joint Venture, has engaged an appraiser to perform valuations of the real estate, assumed liabilities and certain other assets in connection with the acquisition by the joint venture. As a result, the purchase price allocation is preliminary and subject to change.
TIAA-CREF Joint Venture
     In February 2007, TIAA-CREF and the Company formed the TIAA-CREF Joint Venture which acquired 66 shopping center assets from IRRETI comprising approximately 23.1 million square feet of total GLA. The TIAA-CREF Joint Venture is owned 85% by TIAA-CREF and 15% by the Company. As the Company does not have economic or effective control, the TIAA-CREF Joint Venture is accounted for using the equity method of accounting. Real estate and related assets of approximately $3.0 billion were acquired by the TIAA-CREF Joint Venture. The TIAA-CREF Joint Venture has debt of approximately $1.8 billion, of which $285.6 million was assumed in connection with the acquisition of the properties. Pursuant to the terms of the joint venture agreement, the Company earned an acquisition fee of $6.3 million and receives ongoing asset management, property management and construction management fees, plus fees on leasing and ancillary income.

Macquarie DDR Trust
     During August and September 2007, the Company contributed three shopping center properties, aggregating 0.5 million square feet, to the Company’s joint venture with Macquarie DDR Trust (ASX: MDT) (“MDT”), an Australian Listed Property Trust sponsored by Macquarie Bank Limited (ASX:MBL), an international investment bank and leading advisor and manager of specialized real estate funds in Australia. The aggregate purchase price for the properties was $49.8 million. The assets were recently acquired by the Company as part of its acquisition of IRRETI, and as a result, the Company did not record a gain on the transaction. As the Company does not have economic or effective control, the joint venture is accounted for using the equity method of accounting. The Company retained a 14.5% ownership interest in the properties, remains responsible for day-to-day operations and receives ongoing fees for property management, leasing and construction management, and base asset management fees in addition to a promoted interest.
Other Unconsolidated Joint Ventures
     In June 2007, the Company’s RVIP VI Joint Venture, in which the Company has an effective 25.75% ownership interest, sold its one remaining property in Overland Park, Kansas for approximately $8.2 million. The joint venture recognized a gain of approximately $1.3 million, of which the Company’s proportionate share was approximately $0.3 million.
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
3. DIVIDEND CAPITAL TOTAL REALTY TRUST JOINT VENTURE
     In the second quarter of 2007, Dividend Capital Total Realty Trust and the Company formed a $161.5 million joint venture (“Dividend Capital Total Realty Trust Joint Venture”). The Company contributed three recently developed assets aggregating 0.7 million of Company-owned square feet to the joint venture and retained an effective ownership interest of 10%. The Company recorded an after-tax gain, net of its retained interest, of approximately $50.3 million, which is included in gain on disposition of real estate. As the Company does not have economic or effective control, the Dividend Capital Total Realty Trust Joint Venture is accounted for using the equity method of accounting. The Company receives asset management and property management fees, plus fees on leasing and ancillary income in addition to a promoted interest.
     At September 30, 2007, the Company’s investment in Dividend Capital Total Realty Trust Joint Venture is considered a significant subsidiary pursuant to the applicable Regulation S-X rules, due to the recognition of a gain in the second quarter of 2007 of approximately $54.8 million relating to the contribution of the assets to the joint venture.
     Condensed financial information of Dividend Capital Total Realty Trust Joint Venture is as follows (in thousands):

September 30,
2007
Balance Sheet:
Land	$31,615
Buildings	125,084
Fixtures and tenant improvements	1,968

158,667
Less: Accumulated depreciation	(1,772)

Real estate, net	156,895
Receivables, net	1,681
Other assets	5,064

$163,640

Mortgage debt	$110,000
Other liabilities	402

110,402
Accumulated equity	53,238

$163,640

Company’s share of accumulated equity	$5,324

	Three-Month	Nine-Month
	Period Ended	Period Ended
	September 30, 2007	September 30, 2007
Statements of Operations:
Revenues from operations	$3,491	$5,308

Expenses:
Rental operation	982	1,363
Depreciation and amortization	1,256	1,935
Interest	1,525	2,390

	3,763	5,688

Net loss	$(272)	$(380)

Company’s share of equity in net loss of joint venture	$(27)	$(38)

4. DDR MDT PS LLC
     In the second quarter of 2006, the Company contributed six properties, aggregating 0.8 million owned square feet, to a then newly formed joint venture with MDT (“DDR MDT PS LLC”). At September 30, 2006, the Company’s investment in DDR MDT PS LLC was considered a significant subsidiary pursuant to the applicable Regulation S-X rules, due to the recognition of a gain in the second quarter of 2006 of approximately $38.5 million relating to the contribution of the assets to the joint venture.

     Under the terms of the joint venture agreement for DDR MDT PS LLC, MDT receives a 9% preferred return on its preferred equity investment of approximately $12.2 million and then receives a 10% return on its common equity investment of approximately $20.8 million before the Company receives a 10% return on an agreed upon common equity investment of $3.5 million that has not been recognized in the consolidated balance sheet due to the terms of its subordination. The Company is then entitled to a 20% promoted interest in any cash flow achieved above a 10% leveraged internal rate of return on all common equity. The Company recognizes its proportionate share of equity in earnings of DDR MDT PS LLC at an amount equal to increases in its common equity investment, based upon an assumed liquidation, including consideration of cash received, of the joint venture at its depreciated book value as of the end of each reporting period. The Company has not recorded any equity in earnings from DDR MDT PS LLC for the nine-month periods ended September 30, 2007 or 2006.
Condensed financial information of DDR MDT PS LLC is as follows (in thousands):

	September 30,	December 31,
	2007	2006
Balance Sheet:
Land	$31,643	$31,430
Buildings	85,508	85,152
Fixtures and tenant improvements	1,208	1,177
Construction in progress	—	12

	118,359	117,771
Less: Accumulated depreciation	(3,074)	(1,338)

Real estate, net	115,285	116,433
Receivables, net	3,723	4,121
Other assets	4,634	3,070

	$123,642	$123,624

Mortgage debt	$86,000	$86,000
Amounts payable to DDR	295	30
Other liabilities	2,372	1,744

	88,667	87,774
Accumulated equity	34,975	35,850

	$123,642	$123,624

Company’s share of accumulated equity	$—	$—

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2007	2006	2007	2006
Statements of Operations:
Revenues from operations	$3,259	$2,840	$8,906	$3,557

Expenses:
Rental operation	1,120	957	3,401	1,423
Depreciation and amortization	667	679	2,015	887
Interest	1,339	1,339	3,975	1,689

	3,126	2,975	9,391	3,999

Net income (loss)	$133	$(135)	$(485)	$(442)

Company’s share of equity in net income (loss) of joint venture	$—	$—	$—	$—

5. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION
     Acquisitions
     On February 22, 2007, IRRETI shareholders approved a merger with a subsidiary of the Company pursuant to a merger agreement among IRRETI, the Company and the subsidiary. In the merger, the Company acquired all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share, of which $12.50 per share was funded in cash and $1.50 per share was paid in the form of DDR common shares. As a result, on February 27, 2007, the Company issued 5.7 million DDR common shares to the IRRETI shareholders with an aggregate value of approximately $394.2 million valued at $69.54 per share, which was the average closing price of the Company’s common shares for the 10 trading days immediately preceding the two trading days prior to the IRRETI shareholders’ meeting. The merger was accounted for utilizing the purchase method of accounting. The Company entered into the merger to acquire a large portfolio of assets, among other reasons.
     The IRRETI merger was initially recorded at a total cost of approximately $6.2 billion. Real estate and related assets of approximately $3.0 billion were recorded by both the Company and the TIAA-CREF Joint Venture (Note 2). The Company assumed debt at a fair market value of approximately $443.0 million. The IRRETI real estate portfolio consists of 316 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, comprising approximately 44.2 million square feet of total GLA, and five development properties. The TIAA-CREF Joint Venture consists of 66 shopping centers comprising approximately 23.1 million square feet of total GLA.
     DDR, on behalf of itself and the TIAA-CREF Joint Venture, engaged an appraiser to assist with the valuations of the real estate and certain other assets. As a result, the purchase price allocation recorded as of September 30, 2007 is preliminary and subject to change. As final information regarding the fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments will be made to the purchase price allocation. The allocations are expected to be finalized no later than twelve months from the acquisition date. The revenues and expenses relating to the IRRETI properties are included in DDR’s historical results of operations from the date of the merger, February 27, 2007. At September 30, 2007, the total aggregate purchase price, which has been reduced by the sale of IRRETI assets in 2007, was allocated as follows (in thousands):

Land	$432,141
Building	1,121,387
Tenant improvements	16,005
Intangible assets	32,010

$1,601,543

     Pro Forma Financial Information
     The following supplemental pro forma operating data is presented for the three and nine-month periods ended September 30, 2007 and 2006, as if the IRRETI merger and the formation of the TIAA-CREF Joint Venture were completed as of the beginning of each period presented. Pro forma amounts include general and administrative expenses that IRRETI reported in its historical results of approximately $48.3 million for the nine-month period ended September 30, 2007, including severance, a substantial portion of which management believes to be non-recurring.
     These acquisitions were accounted for using the purchase method of accounting. The revenues and expenses related to assets and interests acquired are included in the Company’s historical results of operations from the date of purchase. In addition, the following supplemental pro forma operating data does not present sales of assets for the three and nine-month periods ended September 30, 2007 and 2006 or the formation of the DDR Domestic Retail Fund I and the Dividend Capital Total Realty Trust Joint Venture or the contribution of three asset to Macquarie DDR Trust (Notes 2 and 3). The Company sold 78 of the assets acquired in the merger with IRRETI to an independent buyer and through the contribution of assets to joint ventures.
     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated, nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2007	2006	2007	2006
Pro forma revenues	$234,061	$261,142	$745,711	$773,432

Pro forma income from continuing operations	$40,193	$41,057	$95,618	$117,880

Pro forma (loss) income from discontinued	$(601)	$5,821	$21,541	$11,757

Pro forma net income applicable to common shareholders	$32,716	$47,048	$140,638	$149,384

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.27	$0.32	$0.96	$1.09
Income from discontinued operations	—	0.05	0.17	0.09

Net income applicable to common shareholders	$0.27	$0.37	$1.13	$1.18

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.26	$0.32	$0.95	$1.08
Income from discontinued operations	—	0.05	0.17	0.09

Net income applicable to common shareholders	$0.26	$0.37	$1.12	$1.17

6. OTHER ASSETS
Other assets consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$36,178	$1,485
Tenant relations, net	10,340	12,969

Total intangible assets (1)	46,518	14,454
Other assets:
Accounts receivable, net (2)	204,725	152,161
Prepaids, deposits and other assets (3)	91,053	65,013

Total other assets	$342,296	$231,628

(1)	The Company recorded amortization expense of $1.9 million and $1.3 million for the three-month period ended September 30, 2007 and 2006, respectively, and $5.5 million and $4.3 million for the nine-month period ended September 30, 2007 and 2006, respectively, related to these intangible assets. The amortization period of the in-place leases and tenant relations is approximately two to 31 years and ten years, respectively.

(2)	Includes straight-line rent receivables, net of $58.9 million and $54.7 million at September 30, 2007 and December 31, 2006, respectively.

(3)	Includes tax valuation allowances (Note 15) of approximately $16.3 million and $36.0 million at September 30, 2007 and December 31, 2006, respectively.
7. REVOLVING CREDIT FACILITIES AND TERM LOANS
     The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.2 billion, an accordion feature for a future expansion to $1.4 billion and a maturity date of June 2010, with a one-year extension option. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the Unsecured Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the prime rate, as defined in the facility or (ii) LIBOR, plus a specified spread (0.60% at September 30, 2007). The specified spread over LIBOR varies depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at September 30, 2007. The facility also provides for a facility fee of 0.15% on the entire facility. At September 30, 2007, total borrowings under this facility aggregated $625.0 million with a weighted average interest rate of 5.8%.
     The Company also maintains a $60 million unsecured revolving credit facility with National City Bank which has a maturity date of June 2010. The terms are consistent with those contained in the Unsecured Credit Facility. Borrowings under the facility bear interest at variable rates, at the Company’s election, based on the (i) prime rate, as defined in the facility or (ii) LIBOR plus a specified spread (0.60% at September 30, 2007). The specified spread over LIBOR is dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at September 30, 2007. At September 30, 2007, there were no borrowings under this facility.
     The Company also maintains a collateralized term loan agreement with a syndicate of financial institutions, for which KeyBank Capital Markets serves as the administrative agent. This term loan was amended in February 2007 to increase the loan to $550 million, add an accordion feature for a future expansion to $800 million, extend the maturity date to February 2011 and reduce the interest rate to LIBOR plus 0.70% based on the Company’s current credit rating. The collateral for this loan are assets, or investment interests in certain assets, that are already collateralized by first mortgage loans. At September 30, 2007, total borrowings under this facility aggregated $550.0 million with a weighted average interest rate of 5.7%.
     In February 2007, the Company entered into a $750 million unsecured bridge facility (“Bridge Facility”) with Bank of America, N.A. in connection with the financing of the IRRETI merger. The Bridge Facility had a maturity date of August 2007 and bore interest at LIBOR plus 0.75%. This Bridge Facility was repaid in June 2007. Following the repayment, the Company did not have the right to draw on this facility.
8. CONVERTIBLE NOTES
     In March 2007, the Company issued $600 million of Senior Convertible Notes due 2012 (the “Senior Convertible Notes”). The Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2007. The Senior Convertible Notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness. The Senior Convertible Notes are subject to net settlement and have an initial conversion price of approximately $74.75 per common share. If certain conditions are met, the incremental value can be settled in cash or the Company’s common shares, at the Company’s option. The Senior Convertible Notes may only be converted prior to maturity based on certain provisions in the governing note documents. A total of $117.0 million of the net proceeds from the Senior Convertible Notes was used to repurchase the Company’s common stock.
     Concurrent with the issuance of the Senior Convertible Notes, the Company purchased an option on its common stock in a private transaction, in order to effectively increase the conversion premium from 20% to 40% or a conversion price of $87.21 per share at September 30, 2007. This purchase option allows the Company to receive a number of the Company’s common shares, up to a maximum of approximately 1.1 million shares, from counterparties equal to the amounts of common shares and/or cash related to the excess conversion value that it would pay to the holders of the Senior Convertible Notes upon conversion. The option, which cost $32.6 million, was recorded as a reduction of shareholders’ equity.
9. DERIVATIVE FINANCIAL INSTRUMENTS
     In August 2007, the Company entered into an interest rate swap with a notional amount of $100 million for a 4.5 year term. This swap was executed to hedge a portion of interest rate risk associated with variable-rate borrowings. The swap was effective at August 2007, and converts LIBOR into a fixed rate of approximately 4.8% for $100 million of term loan debt.
     In February 2007, a consolidated affiliate of the Company entered into an aggregate notional amount of $600 million of forward starting interest rate swaps. The swaps were executed to hedge the benchmark interest rate and swap spread associated with forecasted interest payments related to the anticipated issuance of fixed-rate borrowings. The swaps were terminated in connection with the issuance of the forecasted fixed-rate borrowing formation and financing of the DDR Domestic Retail Fund I Joint Venture (Note 2) in the second quarter of 2007.
     As of September 30, 2007, the aggregate fair value of the Company’s interest rate swaps was a liability of $6.6 million, which is included in other liabilities in the condensed consolidated balance sheets. For the nine-month period ended September 30, 2007, the amount of hedge ineffectiveness was not material.
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

11. SHAREHOLDERS’ EQUITY AND OPERATING PARTNERSHIP UNITS
     The following table summarizes the changes in shareholders’ equity since December 31, 2006 (in thousands):

		Common
		Shares		Accumulated		Accumulated
		($.10		Distributions		Other	Treasury
	Preferred	Stated	Paid-in	In Excess of	Deferred	Comprehensive	Stock
	Shares	Value)	Capital	Net Income	Obligation	Income	at Cost	Total
Balance December 31, 2006	$705,000	$10,974	$1,959,629	$(159,615)	$12,386	$7,829	$(40,020)	$2,496,183
Issuance of common shares related to exercise of stock options, dividend reinvestment plan, performance plan and director compensation			(27,613)				31,722	4,109
Issuance of common shares for cash—underwritten offering		1,160	745,485					746,645
Repurchase of common shares							(222,819)	(222,819)
Issuance of restricted stock		6	(674)		487		1,459	1,278
Vesting of restricted stock			(3,567)		6,250		(436)	2,247
Purchased option arrangement on common shares			(32,580)					(32,580)
Stock-based compensation			3,813					3,813
Merger with IRRETI		539	378,580				15,041	394,160
Redemption of preferred shares	(150,000)		5,405	(5,405)				(150,000)
Dividends declared—common shares				(246,023)				(246,023)
Dividends declared— preferred shares				(35,571)				(35,571)
Comprehensive income:
Net income				233,256				233,256
Other comprehensive income:
Change in fair value of interest rate swaps						(4,239)		(4,239)
Amortization of interest rate contracts						(1,091)		(1,091)
Foreign currency translation	—	—	—	—	—	18,904	—	18,904

Comprehensive income	—	—	—	233,256	—	13,574	—	246,830

Balance September 30, 2007	$555,000	$12,679	$3,028,478	$(213,358)	$19,123	$21,403	$(215,053)	$3,208,272

     Common share dividends declared, per share, were $0.66 and $0.59 for the three-month periods ended September 30, 2007 and 2006, respectively, and were $1.98 and $1.77 for the nine-month periods ended September 30, 2007 and 2006, respectively.
     In June 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. As of September 30, 2007, the Company had repurchased under this program 2.2 million of its common shares at a weighted average cost of $48.42 per share.
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

     In March 2007, the Company’s Board of Directors authorized the Company to repurchase 1,878,311 common shares at a cost of $62.29 per share in connection with the issuance of the Company’s Senior Convertible Notes (Note 8).
     Stock-based compensation for the nine-month period ended September 30, 2007 included $0.9 million of stock-based compensation expense that was recorded in accordance with the provisions of SFAS 123(R), “Share-Based Payment,” related to the departure of the Company’s former President, effective May 2007.
     In 2007, the vesting of restricted stock grants to certain officers and directors of the Company, approximating 0.1 million common shares of the Company, was deferred through the Company’s non-qualified deferred compensation plans and, accordingly, the Company recorded $6.7 million in deferred obligations.
Operating Partnership Units
     For the nine-month period ended September 30, 2007, the Company purchased 10,480 operating partnership units for cash of $0.7 million. This transaction was treated as a purchase of a minority interest.
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
12. OTHER INCOME
     Other income for the three and nine-month periods ended September 30, 2007 and 2006 was comprised of the following (in millions):

	Three-Month		Nine-Month
	Periods Ended		Periods Ended
	September 30,		September 30,
	2007	2006	2007	2006
Acquisition fees (1)	$0.1	$—	$6.4	$—
Financings fees (2)	0.1	—	1.5	0.4
Lease termination fees (3)	1.4	0.9	4.9	7.2
Other miscellaneous	0.5	0.1	0.8	1.6

	$2.1	$1.0	$13.6	$9.2

(1)	Primarily represents acquisition fees of $6.3 million earned from the formation of the TIAA-CREF Joint Venture in the first quarter of 2007, excluding the Company’s retained ownership interest of approximately 15%. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets.

(2)	Represents financing fees earned in connection with the formation and refinancing of unconsolidated joint ventures, excluding the Company’s retained ownership interest. The Company’s fees are earned in conjunction with the closing and amount of the financing transaction by the joint venture.

(3)	For the nine-month period ended September 30, 2006, the Company executed lease termination agreements on four vacant Wal-Mart spaces in the Company’s wholly-owned portfolio.
13. DISCONTINUED OPERATIONS
     Included in discontinued operations for the three and nine-month periods ended September 30, 2007 and 2006, are 66 properties sold in 2007 (including one property held for sale at December 31, 2006 and 21 properties acquired in 2007), aggregating 6.3 million square feet, and six shopping centers sold in 2006, aggregating 0.8 million square feet. This reporting has resulted in certain reclassification of 2006 financial statement amounts. The operating results relating to assets sold are as follows (in thousands):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues	$1,345	$12,306	$28,060	$37,211

Expenses:
Operating	1,101	3,453	7,938	9,800
Interest, net	325	3,319	6,801	10,051
Depreciation	210	2,882	5,103	8,772

Total expense	1,636	9,654	19,842	28,623

(Loss) income before (loss) gain on disposition of real estate	(291)	2,652	8,218	8,588
(Loss) gain on disposition of real estate	(310)	3,169	13,323	3,169

Net (loss) income	$(601)	$5,821	$21,541	$11,757

14. EARNINGS PER SHARE
     Earnings Per Share (EPS) have been computed pursuant to the provisions of SFAS No. 128, “Earnings Per Share.” The following table provides a reconciliation of net income and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Income from continuing operations	$40,193	$43,029	$148,002	$118,394
Add: Gain on disposition of real estate	3,691	13,962	63,713	61,124
Less: Preferred stock dividends	(10,567)	(13,792)	(40,367)	(41,377)

Basic and Diluted — Income from continuing operations applicable to common shareholders	$33,317	$43,199	$171,348	$138,141

Number of Shares:
Basic — average shares outstanding	123,329	109,120	120,910	109,124
Effect of dilutive securities:
Stock options	371	488	507	535
Restricted stock	27	62	177	55

Diluted — average shares outstanding	123,727	109,670	121,594	109,714

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$0.27	$0.40	$1.42	$1.26
Income from discontinued operations	—	0.05	0.18	0.11

Net income applicable to common shareholders	$0.27	$0.45	$1.60	$1.37

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$0.26	$0.40	$1.41	$1.26
Income from discontinued operations	—	0.05	0.18	0.11

Net income applicable to common shareholders	$0.26	$0.45	$1.59	$1.37

     The exchange of the minority interest associated with operating partnership units into common shares was not included in the computation of diluted EPS for the three and nine-month periods ended September 30, 2007 and 2006 because the effect of assuming conversion was anti-dilutive.
     The Senior Convertible Notes, with an initial conversion price of approximately $65.11 and $74.75, respectively, were not included in the computation of diluted EPS for the three and nine-month periods ended September 30, 2007, and the Senior Convertible Notes, with an initial conversion price of approximately $65.11 were not included in the computation of diluted EPS for the three and nine-month periods ended September 30, 2006, as the Company’s stock price did not exceed the strike price of the conversion feature.
15. FEDERAL INCOME TAXES
     In 2007, the Company recognized an aggregate income tax benefit of approximately $15.3 million. In the first quarter, the Company recognized $15.4 million of the benefit as the result of the reversal of a previously established valuation allowance against certain deferred tax assets. The reserves were related to deferred tax assets established in prior years at which time it was determined that it was more likely than not that the deferred tax asset would not be realized and therefore, a valuation allowance was required. Several factors were considered in the first quarter of 2007 that contributed to the reversal of the valuation allowance. The most significant factor was the sale of merchant build assets by the Company’s taxable REIT subsidiary in the second quarter of 2007 and similar projected taxable gains for future periods. Other factors include the merger of various taxable REIT subsidiaries and the anticipated profit levels of the Company’s taxable REIT subsidiaries, which will facilitate the realization of the deferred tax assets. Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimates is necessary. Based upon these factors, management determined that it is more likely than not that the deferred tax assets will be realized in the future and, accordingly, the valuation allowance recorded against those deferred tax assets is no longer required.
16. SEGMENT INFORMATION
     The Company has two reportable business segments, shopping centers and business centers, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”). Each shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under SFAS 131.
     At September 30, 2007, the shopping center segment consisted of 708 shopping centers (including 317 owned through joint ventures and 39 that are otherwise consolidated by the Company) in 45 states, plus Puerto Rico and Brazil. At September 30, 2006, the shopping center segment consisted of 460 shopping centers (including 159 owned through joint ventures and 39 that are otherwise consolidated by the Company) in 44 states, plus Puerto Rico. At September 30, 2007 and 2006, the Company also owned seven business centers in five states.
     The table below presents information about the Company’s reportable segments for the three and nine-month periods ended September 30, 2007 and 2006 (in thousands).

	Three-Month Period Ended September 30, 2007
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$1,972	$232,089		$234,061
Operating expenses	(1,011)	(59,031)		(60,042)

Net operating income	961	173,058		174,019
Unallocated expenses (1)			$(137,855)	(137,855)
Equity in net income of joint ventures		6,003		6,003
Minority interests			(1,974)	(1,974)

Income from continuing operations				$40,193

	Three-Month Period Ended September 30, 2006
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$1,144	$193,056		$194,200
Operating expenses	(586)	(49,494)		(50,080)

Net operating income	558	143,562		144,120
Unallocated expenses (1)			$(111,676)	(111,676)
Equity in net income of joint ventures		12,868		12,868
Minority interests			(2,283)	(2,283)

Income from continuing operations				$43,029

	Nine-Month Period Ended September 30, 2007
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$4,989	$701,331		$706,320
Operating expenses	(2,470)	(175,934)		(178,404)

Net operating income	2,519	525,397		527,916
Unallocated expenses (1)			$(398,112)	(398,112)
Equity in net income of joint ventures		33,887		33,887
Minority interests			(15,689)	(15,689)

Income from continuing operations				$148,002

Total real estate assets	$99,985	$8,702,230		$8,802,215

	Nine-Month Period Ended September 30, 2006
	Business	Shopping
	Centers	Centers	Other	Total
Total revenues	$3,255	$568,688		$571,943
Operating expenses	(1,525)	(142,862)		(144,387)

Net operating income	1,730	425,826		427,556
Unallocated expenses (1)			$(325,614)	(325,614)
Equity in net income of joint ventures		22,956		22,956
Minority interests			(6,504)	(6,504)

Income from continuing operations				$118,394

Total real estate assets	$88,844	$7,332,397		$7,421,241

(1)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax benefit/expense, other income/expense and depreciation and amortization as listed in the condensed consolidated statements of operations.
17. SUBSEQUENT EVENTS
          From November 1 to November 5, 2007, the Company repurchased 0.5 million of its common shares in open market transactions at an aggregate cost of approximately $24.1 million.

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
     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may not realize the intended benefits of an acquisition or merger transaction. The assets may not perform as well as the Company anticipated or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may not realize the intended benefits of the Inland Retail Real Estate Trust, Inc. (“IRRETI”) merger. For example, the Company may not achieve the anticipated costs savings and operating efficiencies, or effectively integrate the operations of IRRETI, the IRRETI portfolio or its development projects. The IRRETI assets may not perform as well as the Company anticipates;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid and limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals and material shortages, resulting in increased debt service expense and construction costs and decreases in revenue;

•	The Company’s financial condition may be affected by required payments of debt or related interest, the risk of default and restrictions on its ability to incur additional debt or enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions, those borrowings may not be available on favorable terms;

•	Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility a partner or co-venturer might become bankrupt, might at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company may not realize anticipated returns from its real estate assets outside of the United States. The Company expects to continue to pursue international opportunities that may subject the Company to different or greater risk from those associated with its domestic operations. The Company owns assets in Puerto Rico, an interest in a joint venture which owns properties in Brazil and an interest in recently formed joint ventures that will develop and own properties in Canada, Russia and Ukraine;

•	International development and ownership activities carry risks that are different from those the Company faces with the Company’s domestic properties and operations. These risks include:
•	Adverse effects of changes in exchange rates for foreign currencies;

•	Changes in foreign political environments;

•	Challenges of complying with a wide variety of foreign laws including taxes, addressing different practices and customs relating to corporate governance, operations and litigation;

•	Different lending practices;

•	Cultural differences;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Difficulties in managing international operations and

•	Obstacles to the repatriation of earnings and cash;
•	Although the Company’s international activities currently are a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;

•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow.
Executive Summary
     In the third quarter of 2007, the Company continued with its efforts to integrate the IRRETI portfolio into its core operations. In the third quarter of 2007, the Company’s earnings reflect minimal transactional activity. The third quarter 2007 earnings primarily reflect the operations of its shopping centers. In this quarter, the Company contributed three assets to a joint venture and sold an additional eight assets resulting in proceeds which were available to the Company to repay debt and purchase its common shares on the open market.
     In addition to the various leasing and development initiatives that were ongoing throughout the third quarter, the Company completed a thorough portfolio review. Each asset’s strategic position within the Company’s portfolio was evaluated to identify opportunities and challenges based on the asset’s performance and competitive market position. This comprehensive asset management exercise resulted in multiple action items, including potential redevelopment, retenanting or disposition opportunities, to improve portfolio performance, pursue opportunities to create value and generate better shopping venues for the Company’s tenants and consumers.
     During the quarter, the Company also continued to analyze its capital allocation strategy, evaluating potential transactions and examining new investment opportunities.
     On the development front, the Company continued to evaluate opportunities in underserved regions. The state of the debt markets has affected lower tier developers more than larger ones; and as a result, the Company is noticing additional opportunities and less competition for prime development and redevelopment projects.
     The volatility in the debt markets during the last few months has caused borrowing spreads over treasury rates to reach higher levels than previously experienced, and certain types of financings that may not have been available to the Company have become available. This uncertainty re-emphasizes the need to access diverse sources of capital, maintain liquidity and stage debt maturities carefully. Most significantly, it underscores the importance of a conservative balance sheet that provides flexibility in accessing capital and enhances the Company’s ability to manage assets with limited restrictions. A conservative balance sheet should allow DDR to be opportunistic in its investment strategy and in accessing the most efficient and lowest cost of financing available.
     Recent headlines describe the plight of subprime borrowers, the general troubles in the housing market and the potential for such problems to impact consumer spending. Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown consistently since World War II, including during several recessions and housing slowdowns. More specifically, the Company has not experienced any significant volatility in its long-term portfolio occupancy rate, which continues to remain at approximately 95%. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. While tenants may come and go over time, shopping centers that are well-located and actively managed are expected to perform well. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable with the position of its portfolio and the general diversity and credit quality of its tenant base.
     The current portfolio has a number of potential redevelopment projects on which the Company expects to execute. For certain projects, the Company may contribute to joint ventures, such as the three assets contributed in the third quarter of 2007. The joint venture program has historically generated attractive returns while preserving capital, and continuing to operate with the same performance-driven philosophy that is also important to growth.
     While there may be some softening in the demand and pricing for lower quality assets, the Company continues to be aware of investment demand from institutional clients for well-positioned properties with a visible growth profile. The Company also continues to notice demand for its management platform and expects assets under management to increase in the coming years.

          Looking towards 2008, the Company expects to refine its operating strategy and focus on:
•	Upgrading the portfolio through active portfolio management, including redevelopments and dispositions, which should have a long-term positive impact on internal growth and cash flow;
•	Increasing core growth of funds from operations and net income;
•	Growing the funds management business through execution with existing and new partners;
•	Taking advantage of the current dislocation in the credit market to identify challenged developments or redevelopments or other unique investment opportunities created by the change in liquidity and repricing of risk and
•	Deepening its domestic development pipeline and broadening investments in markets such as Brazil, Canada, Russia and Ukraine.
     These initiatives are expected to leverage the Company’s core competencies and national platform in an efficient and profitable manner that will enable growth in long-term earnings, dividends and asset value.
Results of Operations
Revenues from Operations (in thousands, except as otherwise noted)

	Three-Month Period Ended
	September 30,
	2007	2006	$ Change	% Change
Base and percentage rental revenues	$160,856	$136,520	$24,336	17.8%
Recoveries from tenants	52,139	43,543	8,596	19.7
Ancillary and other property income	5,129	4,753	376	7.9
Management, development and other fee income	13,827	8,366	5,461	65.3
Other	2,110	1,018	1,092	107.3

Total revenues	$234,061	$194,200	$39,861	20.5%

	Nine-Month Period Ended
	September 30,
	2007	2006	$ Change	% Change
Base and percentage rental revenues	$489,881	$402,788	$87,093	21.6%
Recoveries from tenants	153,873	125,138	28,735	23.0
Ancillary and other property income	14,096	13,471	625	4.6
Management, development and other fee income	34,906	21,320	13,586	63.7
Other	13,564	9,226	4,338	47.0

Total revenues	$706,320	$571,943	$134,377	23.5%

     Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2006, but excluding properties under development and those classified as discontinued operations) (“Core Portfolio Properties”) increased approximately $6.0 million, or 1.7%, for the nine-month period ended September 30, 2007, as compared to the same period in 2006. The increase in base and percentage rental revenues is due to the following (in millions):

Increase
(Decrease)
Core Portfolio Properties	$6.0
IRRETI Merger	86.5
Acquisition of real estate assets	2.3
Development and redevelopment of 24 shopping center properties	4.8
Disposition of shopping center properties in 2006 and 2007	(11.0)
Business center property under redevelopment	1.1
Straight-line rents	(2.6)

$87.1

     At September 30, 2007, the aggregate occupancy of the Company’s shopping center portfolio was 94.9%, as compared to 95.3% at September 30, 2006. The Company owned 708 shopping centers at September 30, 2007, as compared to 460 shopping centers at September 30, 2006. The average annualized base rent per occupied square foot was $12.15 at September 30, 2007, as compared to $11.19 at September 30, 2006. The increase is primarily due to the higher rents attributable to the assets acquired from IRRETI.
     At September 30, 2007, the aggregate occupancy of the Company’s wholly-owned shopping centers was 93.6%, as compared to 94.0% at September 30, 2006. The Company had 352 wholly-owned shopping centers at September 30, 2007, as compared to 261 shopping centers at September 30, 2006. The average annualized base rent per occupied square foot for wholly-owned shopping centers was $11.50 at September 30, 2007, as compared to $10.72 at September 30, 2006. The increase is primarily due to the higher rents attributable to the assets acquired from IRRETI.
     At September 30, 2007, the aggregate occupancy rate of the Company’s joint venture shopping centers was 97.2%, as compared to 97.4% at September 30, 2006. The Company’s joint ventures owned 317 shopping centers and 39 consolidated centers primarily owned through the Mervyns Joint Venture at September 30, 2007, as compared to 159 shopping centers and 39 consolidated centers at September 30, 2006. The average annualized base rent per occupied square foot was $12.72 at September 30, 2007, as compared to $11.98 at September 30, 2006. The increase is a result of the mix of shopping center assets in the joint ventures at September 30, 2007, as compared to September 30, 2006, primarily related to the 2007 formation of the TIAA-CREF Joint Venture, Dividend Capital Total Realty Joint Venture and DDR Domestic Retail Fund I.
     At September 30, 2007, the aggregate occupancy of the Company’s business centers was 64.1%, as compared to 41.6% at September 30, 2006. The increase in occupancy is primarily due to a large vacancy filled at a business center in Boston, Massachusetts. The business centers consist of seven assets in five states at September 30, 2007 and 2006.
     Recoveries from tenants increased $28.7 million for the nine-month period ended September 30, 2007, as compared to the same period in 2006. This increase is primarily due to an increase in operating expenses and real estate taxes that aggregated $34.0 million due to the IRRETI merger in February 2007. Recoveries were approximately 86.3% and 86.7% of operating expenses and real estate taxes for the nine-month period ended September 30, 2007 and 2006, respectively.

     The increase in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)
IRRETI Merger	$21.9
Acquisition and development/redevelopment of shopping center properties in 2006 and 2007	3.4
Transfer of assets to unconsolidated joint ventures in 2006	(2.0)
Net increase in operating expenses at the remaining shopping center and business center properties .	5.4

$28.7

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
     The increase in management, development and other fee income, which aggregated $13.6 million during the nine-month period ended September 30, 2007, is primarily due to the continued growth of unconsolidated joint venture interests aggregating $8.0 million, an increase in development fee income of approximately $2.5 million, asset management fee income of $2.2 million and other income of approximately $0.4 million. The remaining increase of $0.7 million is due to an increase in other fee income as a result of increased leasing activity. This increase was offset by the sale of several of the Company’s unconsolidated joint venture properties that contributed approximately $0.2 million in management fee income. Management fee income is expected to continue to increase as unconsolidated joint ventures acquire additional properties and as assets under development become operational. Development fee income was primarily earned through the redevelopment of assets through the Coventry II Joint Venture. The Company expects to continue to pursue additional development joint ventures as opportunities present themselves.
     Other income for the three and nine-month periods ended September 30, 2007 and 2006 was comprised of the following (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended June 30,
	2007	2006	2007	2006
Acquisition fees (1)	$0.1	$—	$6.4	$—
Financings fees (2)	0.1	—	1.5	0.4
Lease termination fees (3)	1.4	0.9	4.9	7.2
Other miscellaneous	0.5	0.1	0.8	1.6

	$2.1	$1.0	$13.6	$9.2

(1)	Primarily represents acquisition fees of $6.3 million earned from the formation of the TIAA-CREF Joint Venture in the first quarter of 2007, excluding the Company’s retained ownership interest of approximately 15%. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets.

(2)	Represents financing fees earned in connection with the formation and refinancing of unconsolidated joint ventures, excluding the Company’s retained ownership interest. The Company’s fees are earned in conjunction with the closing and amount of the financing transaction by the joint venture.

(3)	For the nine-month period ended September 30, 2006, the Company executed lease termination agreements on four vacant Wal-Mart spaces in the Company’s wholly-owned portfolio.
Expenses from Operations (in thousands, except as otherwise noted)

	Three-Month Periods Ended
	September 30,
	2007	2006	$ Change	% Change
Operating and maintenance	$33,270	$26,529	$6,741	25.4%
Real estate taxes	26,772	23,551	3,221	13.7
General and administrative	19,626	14,974	4,652	31.1
Depreciation and amortization	56,565	46,172	10,393	22.5

	$136,233	$111,226	$25,007	22.5%

	Nine-Month Periods Ended
	September 30,
	2007	2006	$ Change	% Change
Operating and maintenance	$95,460	$77,941	$17,519	22.5%
Real estate taxes	82,944	66,446	16,498	24.8
General and administrative	60,304	45,805	14,499	31.7
Depreciation and amortization	163,196	135,194	28,002	20.7

	$401,904	$325,386	$76,518	23.5%

     Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 0.9% and 0.8% of total revenues for the nine-month periods ended September 30, 2007 and 2006, respectively (see Economic Conditions).
     The increase in rental operation expenses, excluding general and administrative, for the nine-month period ended September 30, 2007, compared to 2006, is due to the following (in millions):

	Operating	Real	Depreciation
	and	Estate	and
	Maintenance	Taxes	Amortization
Core Portfolio Properties	$1.8	$2.3	$2.4
IRRETI Merger	11.4	14.4	24.8
Acquisition and development/redevelopment of shopping center properties	2.6	1.0	1.2
Transfer of assets to unconsolidated joint ventures in 2006 and 2007	(1.0)	(1.2)	(2.3)
Business center properties	1.0	—	1.0
Provision for bad debt expense	1.7	—	—
Personal property	—	—	0.9

	$17.5	$16.5	$28.0

     The increase in general and administrative expenses for the nine-month period ended September 30, 2007 is primarily attributable to the merger with IRRETI and additional compensation expense as a result of the departure of the former President of the Company effective May 2007. The Company recorded a charge of $4.1 million during the nine-month period ended September 30, 2007, related to the departure of the former

President which includes, among other items, stock-based compensation charges recorded under the provisions of SFAS 123(R). Total general and administrative expenses were approximately 4.6% and 5.0%, respectively, of total revenues, including total revenues of unconsolidated joint ventures, for the nine-month periods ended September 30, 2007 and 2006, respectively.
     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space. In addition, the Company capitalized certain direct and incremental construction and software development and implementation costs consisting of direct wages and benefits, travel expenses and office overhead costs of $9.6 million and $6.8 million for the nine-month periods ending September 30, 2007 and 2006, respectively.
Other Income and Expenses (in thousands, except as otherwise noted)

	Three-Month Periods Ended
	September 30,
	2007	2006	$ Change	% Change
Interest income	$1,569	$1,587	$(18)	(1.1)%
Interest expense	(62,524)	(52,244)	(10,280)	19.7
Other expense	(225)	(203)	(22)	10.8

	$(61,180)	$(50,860)	$(10,320)	20.3%

	Nine-Month Periods Ended
	September 30,
	2007	2006	$ Change	% Change
Interest income	$7,751	$7,543	$208	2.8%
Interest expense	(196,975)	(155,312)	(41,663)	26.8
Other (expense) income	(675)	464	(1,139)	(245.5)

	$(189,899)	$(147,305)	$(42,594)	28.9%

     Interest income for the nine-month periods ended September 30, 2007, increased primarily due to excess cash held by the Company as a result of the IRRETI merger. This increase was offset by a decrease in advances to the Service Merchandise joint venture, which were repaid by the joint venture in August 2006.
     Interest expense increased primarily due to the IRRETI merger and associated borrowings combined with other development assets becoming operational. The weighted average debt outstanding and related weighted average interest rate during the nine-month period ended September 30, 2007, was $5.5 billion and 5.3%, respectively, compared to $4.1 billion and 5.9%, respectively, for the same period in 2006. At September 30, 2007, the Company’s weighted average interest rate was 5.2% compared to 5.9% at September 30, 2006. The reduction in weighted average interest rates is primarily related to the Company’s issuance of $850 million of senior convertible notes in August 2006 and March 2007 with a weighted average coupon rate of 3.2% and the recent decline in the short-term interest rates. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $7.2 million and $18.7 million for the three and nine-month periods ended September 30, 2007, respectively, as compared to $5.5 million and $14.7 million for the same periods in 2006.
     Other income/expense primarily relates to abandoned acquisition and development project costs and litigation settlements or costs.

Other (in thousands, except as otherwise noted)

	Three-Month Periods Ended
	September 30,
	2007	2006	$ Change	% Change
Equity in net income of joint ventures	$6,003	$12,868	$(6,865)	(53.3)%
Minority interests	(1,974)	(2,283)	309	(13.5)
Income tax (expense) benefit of taxable REIT subsidiaries and franchise taxes	(484)	330	(814)	(246.7)

	Nine-Month Periods Ended
	September 30,
	2007	2006	$ Change	% Change
Equity in net income of joint ventures	$33,887	$22,956	$10,931	47.6%
Minority interests	(15,689)	(6,504)	(9,185)	141.2
Income tax benefit of taxable REIT subsidiaries and franchise taxes	15,287	2,690	12,597	468.3
     A summary of the increase in equity in net income of joint ventures for the nine-month period ended September 30, 2007, is comprised of the following (in millions):

Increase
(Decrease)
Increase in gains from sale transactions as compared to 2006	$6.4
Purchase of joint venture interests by DDR	(0.7)
Acquisition of assets by unconsolidated joint ventures	2.7
Primarily retenanting and refinancings at two joint ventures	2.2
Various other increases	0.3

$10.9

     The increase in equity in net income of joint ventures is primarily due to an increase in promoted income and gains from the disposition of unconsolidated joint venture assets in 2007. During the nine-month period ended September 30, 2007, the Company received $14.3 million of promoted income, of which $13.6 million related to the sale of assets from the DDR Markaz LLC Joint Venture to DDR Domestic Retail Fund I, which is included in the Company’s proportionate share of net income. In 2007, the Company’s unconsolidated joint ventures recognized an aggregate gain from the sale of joint venture assets of $95.5 million, of which the Company’s proportionate share was $20.0 million, however, $18.0 million of such amount was deferred due to the Company’s continuing involvement in certain assets. During the nine-month period ended September 30, 2006, the Company received $5.5 million of promoted income from the disposition of a joint venture asset in Kildeer, Illinois. In 2006, the Company’s unconsolidated joint ventures recognized an aggregate gain from the sale of joint venture assets of $20.1 million, of which the Company’s proportionate share was $8.2 million.
     In addition to the sale of the DDR Markaz LLC Joint Venture assets, the Company’s unconsolidated joint ventures sold the following assets during the nine-month periods ended September 30, 2007 and 2006.
2007 Sales
One 25.5% effectively owned shopping center
Six sites formerly occupied by Service Merchandise

2006 Sales Four 25.5% effectively owned shopping centers
One 20.75% effectively owned shopping center
One 10% owned shopping center
One site formerly occupied by Service Merchandise
     Minority equity interest expense increased for the nine-month period ended September 30, 2007, primarily due to the following (in millions):

(Increase)
Decrease
Preferred operating partnership units (1)	$(9.7)
Mervyns Joint Venture which is owned approximately 50% by the Company	0.1
Net decrease in net income from consolidated joint venture investments	0.4

$(9.2)

(1)	Preferred operating partnership units were issued in February 2007 as part of the financing of the IRRETI merger. These units were repaid in June 2007.
     The aggregate income tax benefit of $15.3 million for the nine-month period ended September 30, 2007 is primarily due to the Company recognizing an income tax benefit of approximately $15.4 million in the first quarter of 2007 resulting from the reversal of a previously established valuation allowance against certain deferred tax assets in 2007. The reserves were related to deferred tax assets established in prior years at which time it was determined that it was more likely than not that the deferred tax asset would not be realized and therefore, a valuation allowance was required. Several factors were considered in the first quarter of 2007 that contributed to the reversals of the valuation allowance. The most significant factor was the sale of merchant build assets by the Company’s taxable REIT subsidiary in the second quarter of 2007 and similar projected taxable gains for future periods. Other factors include the merger of various taxable REIT subsidiaries and the anticipated profit levels of the Company’s taxable REIT subsidiaries, which will facilitate the realization of the deferred tax assets. Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimates is necessary. Based upon these factors, management determined that it is more likely than not that the deferred tax assets will be realized in the future and, accordingly, the valuation allowance recorded against those deferred tax assets is no longer required.
Discontinued Operations (in thousands, except as otherwise noted)

	Three-Month Periods Ended
	September 30,
	2007	2006	$ Change	% Change
(Loss) income from discontinued operations	$(291)	$2,652	$(2,943)	(111.0)%
(Loss) gain on disposition of real estate, net	(310)	3,169	(3,479)	(109.8)

	Nine-Month Periods Ended
	September 30,
	2007	2006	$ Change	% Change
Income from discontinued operations	$8,218	$8,588	$(370)	(4.3)%
Gain on disposition of real estate, net	13,323	3,169	10,154	320.4

     Included in discontinued operations for the three and nine-month periods ended September 30, 2007 and 2006, are 66 properties sold in 2007 (including one property classified as held for sale at December 31, 2006 and 21 properties acquired in 2007), aggregating 6.3 million square feet, and six shopping centers sold in 2006, aggregating 0.8 million square feet.
Gain on Disposition of Assets (in thousands, except as otherwise noted)

	Three-Month Periods Ended
	September 30,
	2007	2006	$ Change	% Change
Gain on disposition of assets	$3,691	$13,962	$(10,271)	(73.6)%

	Nine-Month Periods Ended
	September 30,
	2007	2006	$ Change	% Change
Gain on disposition of assets	$63,713	$61,124	$2,589	4.2%
     The Company recorded net gains on disposition of real estate and real estate investments for the three and nine-month periods ended September 30, 2007 and 2006, as follows (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Transfer of assets to the Coventry II Service Merchandise Joint Venture (1), (2)	$—	$6.4	$—	$6.4
Transfer of assets to the DDR Domestic Retail Fund I (1), (3)	(0.1)	—	1.9	—
Transfer of assets to the Dividend Capital Total Realty Trust Joint Venture (1), (4)	0.1	—	50.3	—
Transfer of assets to the DPG Realty Holdings Joint Venture (1), (5)	—	—	—	0.7
Transfer of assets to the MDT Joint Venture (1), (6).	—	3.1	—	9.1
Transfer of assets to the MDT Preferred Joint Venture (1), (7)	—	0.1	—	38.6
Land sales (8)	2.0	4.5	10.0	6.8
Previously deferred gains and other loss on sales (9)	1.7	(0.1)	1.5	(0.5)

	$3.7	$14.0	$63.7	$61.1

(1)	This disposition is not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	During the nine-month period ended September 30, 2006, the Company transferred 51 retail sites previously occupied by Service Merchandise.

(3)	During the nine-month period ended September 30, 2007, the Company transferred two wholly-owned assets. The Company did not record a gain on the contribution of 54 assets as these assets were recently acquired through the merger with IRRETI.

(4)	During the nine-month period ended September 30, 2007, the Company transferred three assets.

(5)	During the nine-month period ended September 30, 2006, the Company transferred a newly developed expansion area adjacent to a shopping center owned by the joint venture.

(6)	During the nine-month period ended September 30, 2006, the Company transferred newly developed expansion areas adjacent to four shopping centers owned by the joint venture. The Company did not record a gain on the contribution of three assets during the nine-month period ended September 30, 2007 as these assets were recently acquired through the merger with IRRETI.

(7)	During the nine-month period ended September 30, 2006, the Company transferred six assets.

(8)	These dispositions did not meet the discontinued operations disclosure requirement.

(9)	Primarily attributable to the recognition of additional gains associated with the leasing of units associated with master lease and other obligations on disposed properties.

Net Income (in thousands, except as otherwise noted)

	Three-Month Periods Ended
	September 30,
	2007	2006	$ Change	% Change
Net Income	$43,283	$62,812	$(19,529)	(31.1)%

	Nine-Month Periods Ended
	September 30,
	2007	2006	$ Change	% Change
Net Income	$233,256	$191,275	$41,981	21.9%

A summary of the significant changes in net income in 2007 compared to 2006 is as follows (in millions):

	Three-Month	Nine-Month
	Period Ended	Period Ended
Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$30.0	$100.4
Increase in general and administrative expenses	(4.7)	(14.5)
Increase in depreciation expense	(10.4)	(28.0)
Increase in interest income	—	0.2
Increase in interest expense	(10.3)	(41.7)
Change in other expense	—	(1.1)
(Decrease) increase in equity in net income of joint ventures	(6.9)	10.9
Decrease (increase) in minority interest expense	0.3	(9.2)
Change in income tax (benefit) expense	(0.8)	12.6
Decrease in income from discontinued operations	(2.9)	(0.4)
(Decrease) increase in gain on disposition of real estate of discontinued operations properties	(3.5)	10.2
(Decrease) increase in gain on disposition of real estate	(10.3)	2.6

(Decrease) increase in net income	$(19.5)	$42.0

Funds From Operations
     The Company believes that Funds From Operations (“FFO”), which is a non-GAAP financial measure, provides an additional and useful means to assess the financial performance of REITs. FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.
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
     For the reasons described above, management believes that FFO provides the Company and investors with an important indicator of the Company’s operating performance. This measure of performance is used by the Company and by other REITs for several business purposes. It provides a recognized measure of performance other than GAAP net income, which may include significant non-cash items. Other real estate companies may calculate FFO in a different manner.
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
     For the three-month period ended September 30, 2007, FFO available to common shareholders increased $7.8 million to $99.5 million, as compared to $91.7 million for the same period in 2006. For the nine-month period ended September 30, 2007, FFO available to common shareholders increased $77.3 million to $365.0 million as compared to $287.7 million for the same period in 2006. The increase in FFO for the nine-month period ended September 30, 2007, is primarily related to the merger with IRRETI, the release of certain valuation reserves and an increase in the gain on sale of assets including those recognized through the Company’s merchant building program and promoted income earned from certain joint ventures. These increases were partially offset by a non-cash charge relating to the redemption of preferred shares, certain integration related costs and a charge relating to the departure of the Company’s former President.

     The Company’s calculation of FFO is as follows (in thousands):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income applicable to common shareholders (1)	$32,716	$49,020	$192,889	$149,898
Depreciation and amortization of real estate investments	54,235	47,235	160,819	138,072
Equity in net income of joint ventures	(6,003)	(12,868)	(33,887)	(22,956)
Joint ventures’ FFO (2)	17,602	13,682	62,475	32,963
Minority equity interests (OP Units)	569	534	1,706	1,601
Loss (gain) on disposition of depreciable real estate, net of tax (3)	430	(5,870)	(19,013)	(11,869)

FFO applicable to common shareholders	99,549	91,733	364,989	287,709
Preferred dividends	10,567	13,792	40,367	41,377

Total FFO	$110,116	$105,525	$405,356	$329,086

(1)	Includes straight-line rental revenues of approximately $2.8 million and $4.4 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $9.4 million and $12.1 million for the nine-month periods ended September 30, 3007 and 2006, respectively.

(2)	Joint venture’s FFO is summarized as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income (a)	$18,798	$35,405	$149,331	$73,828
Loss (gain) on disposition of real estate, net (b)	103	(21,418)	(91,339)	(21,437)
Depreciation and amortization of real estate investments	55,702	19,795	135,539	60,510

	$74,603	$33,782	$193,531	$112,901

DDR ownership interest (c)	$17,602	$13,682	$62,475	$32,963

(a)	Revenue for the three-month periods ended September 30, 2007 and 2006, included approximately $2.3 million and $1.4 million, respectively, resulting from the recognition of straight-line rents of which the Company’s proportionate share is $0.3 million and $0.2 million, respectively. Revenue for the nine-month periods ended September 30, 2007 and 2006, included approximately $6.6 million and $3.9 million, respectively, resulting from the recognition of straight-line rents of which the Company’s proportionate share is $1.0 million and $0.7 million, respectively.

(b)	The gain on disposition of recently developed shopping centers is not reflected as an adjustment from net income to arrive at FFO, as the Company considers these properties as part of the merchant building program. These gains primarily include the sale of the assets previously occupied by Service Merchandise.

(c)	The Company’s share of joint venture net income was adjusted for differences in depreciation and adjustments to gain on sales. The equity in net income of joint ventures decreased $0.2 million and increased $0.2 million for the three-month periods ended September 30, 2007 and 2006, respectively. The equity in net income of joint ventures decreased $0.6 million and increased $0.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

During the nine-month period ended September 30, 2007, the Company received $14.3 million of promoted income, of which $13.6 million related to the sale of assets from the DDR Markaz LLC Joint Venture to DDR Domestic Retail Fund I, which is included in the Company’s proportionate share of net income and FFO. During the nine-month period ended September 30, 2006, the Company received $5.5 million of promoted income from the disposition of a joint venture asset in Kildeer, IL.

At September 30, 2007 and 2006, the Company owned joint venture interests in 273 and 108 operating shopping center properties, respectively. In addition, at September 30, 2007 and 2006, the Company owned 44 and 51 shopping center sites, respectively, formerly owned by Service Merchandise through its 20% owned joint venture with Coventry II. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in a real estate management/development company.

(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the condensed consolidated statement of operations includes residual land sales, which management considers a sale of non-depreciated real property, and the sale of newly developed shopping centers, as the Company considers these properties as part of the merchant building program. These sales are included in the Company’s FFO and therefore are not reflected as an adjustment in FFO. For the three-month periods ended September 30, 2007 and 2006, net gains resulting from residual land sales aggregated $2.0 million and $4.5 million, respectively. For the nine-month periods ended September 30, 2007 and 2006, net gains resulting from residual land sales aggregated $10.0 million and $6.8 million, respectively. For the three-month periods ended September 30, 2007 and 2006, merchant building gains, net of tax, aggregated $1.8 million and $6.8 million, respectively. For the nine-month periods ended September 30, 2007 and 2006, merchant building gains, net of tax, aggregated $48.0 million and $45.6 million, respectively.
Liquidity and Capital Resources
The Company’s cash flow activities are summarized as follows (in thousands):

	Nine-Month Periods
	Ended September 30,
	2007	2006
Cash flow provided by operating activities	$334,570	$285,398
Cash flow used for investing activities	(926,675)	(40,129)
Cash flow provided by (used for) financing activities	613,427	(227,493)
     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements. The Company anticipates that cash on hand, borrowings available under its existing revolving credit facilities and other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset dispositions, will provide the necessary capital to achieve continued growth. The proceeds from the sale of assets classified as discontinued operations and other asset dispositions are utilized to acquire and develop assets. The Company believes that its acquisition and developments completed in 2006 and 2007, new leasing, and expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s operating cash flow. Additionally, the Company believes that the merger with IRRETI and the formation of joint ventures in 2007 will contribute to the Company’s long-term growth.

     Changes in cash flow from investing activities in 2007, as compared to 2006, are primarily due to the IRRETI merger, sales of assets (including the DDR Domestic Retail Fund I, Dividend Capital Total Realty Trust Joint Venture and Macquarie DDR Trust as described in “Acquisitions, Developments, Redevelopments and Expansions”), and the additional equity contributions to joint ventures, primarily TIAA-CREF Joint Venture and Sonae Sierra Brazil BV Sarl. Changes in cash flow from financing activities in 2007, as compared to 2006, primarily relate to an increase in acquisition activity in 2007 as compared to 2006 and the issuance of convertible senior notes and common shares offset by the Company’s repurchase of its common shares in 2007.
     During the second quarter of 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. Through November 5, 2007, the Company had repurchased under this program 2.7 million of its common shares in open market transactions at an aggregate cost of approximately $129.9 million.
     In December 2006, the Company announced its intent to increase its 2007 quarterly dividend per common share to $0.66 from $0.59. The Company anticipates that the increased dividend level will continue to result in a conservative payout ratio. The payout ratio is determined based on common and preferred dividends declared as compared to the Company’s FFO. The Company’s common share dividend payout ratio for the first nine months of 2007 and 2006 was approximately 67.9% of reported FFO. See “Off Balance Sheet Arrangements” and “Contractual Obligations and Other Commitments” sections for discussion of additional disclosure of capital resources.
Acquisitions, Developments, Redevelopments and Expansions
Strategic Real Estate Transactions
     During the nine-month period ended September 30, 2007, the Company and its unconsolidated joint ventures expended approximately $6.3 billion, net, to acquire, develop, expand, improve and re-tenant various properties. The Company’s acquisition, development, redevelopment and expansion activity is summarized below.
Inland Retail Real Estate Trust, Inc.
     On February 27, 2007, a subsidiary of the Company merged with IRRETI. The Company acquired all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share, of which $12.50 per share was funded in cash and $1.50 per share in the form of DDR common shares. As a result, the Company issued 5.7 million DDR common shares to the IRRETI shareholders with an aggregate value of approximately $394.2 million.
     The IRRETI merger included assets of approximately $6.2 billion, of which real estate and related assets of approximately $3.0 billion were acquired by the TIAA-CREF Joint Venture. The IRRETI real estate portfolio consists of 3 and 16 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, comprising approximately 44.2 million square feet of total GLA, and five development properties. The TIA-CREF Joint Venture consists of 66 shopping centers comprising approximately 23.1 million square feet of total GLA.

DDR Domestic Retail Fund I
     In the second quarter of 2007, the Company formed DDR Domestic Retail Fund I (the “Fund”), a sponsored, fully-seeded commingled fund. The Fund acquired 63 shopping center assets aggregating 8.3 million square feet (“Portfolio”) from the Company and a joint venture of the Company for approximately $1.5 billion. The Portfolio is comprised of 54 assets acquired by the Company through its acquisition of IRRETI, seven assets formerly held in a joint venture with Kuwait Financial Centre (“DDR Markaz LLC Joint Venture”), in which the Company had a 20% ownership interest, and two assets from the Company’s wholly-owned portfolio. The Company recognized a gain of approximately $9.6 million, net of its 20% retained interest, from the sale of the two wholly-owned assets, which is included in gain on disposition of real estate in the Company’s statements of operations. In conjunction with the formation of the Fund and identification of the equity partners, the Company paid a $7.7 million fee to a third party consulting firm and recognized this amount as a reduction to gain on disposition of real estate. The DDR Markaz LLC Joint Venture recorded a gain of approximately $90.1 million. The Company’s proportionate share of approximately $18.0 million of the joint venture gain was deferred as the Company retained an effective 20% ownership interest in these assets. The Company remains responsible for all day-to-day operations of the properties and receives ongoing fees for asset management and property management, leasing, construction management and ancillary income in addition to a promoted interest. In addition, upon the sale of the assets from the DDR Markaz LLC Joint Venture to the Fund, the Company recognized promoted income of approximately $13.6 million, which is included in equity in net income of joint ventures and FFO.
Dividend Capital Total Realty Trust Joint Venture
     In the second quarter of 2007, Dividend Capital Total Realty Trust and the Company formed a $161.5 million joint venture (“Dividend Capital Total Realty Trust Joint Venture”). The Company contributed three recently developed assets aggregating 0.7 million of Company-owned square feet to the joint venture and retained an effective ownership interest of 10%. The Company recorded an after-tax merchant building gain, net of its retained interest, of approximately $45.6 million, which is included in gain on disposition of real estate and FFO. The Company receives ongoing asset management and property management fees, plus fees on leasing and ancillary income, in addition to a promoted interest.
Macquarie DDR Trust
     During August and September 2007, the Company contributed three shopping center properties, aggregating 0.5 million square feet, to the Company’s joint venture with Macquarie DDR Trust (ASX: MDT) (“MDT”), an Australian Listed Property Trust sponsored by Macquarie Bank Limited (ASX:MBL), an international investment bank and leading advisor and manager of specialized real estate funds in Australia. The aggregate purchase price for the properties was $49.8 million. The assets were recently acquired by the Company as part of its acquisition of IRRETI and these assets offer redevelopment potential during the next several years. As these assets were recently acquired, the Company did not record a gain on the transaction. The Company retained a 14.5% ownership interest in the properties, remains responsible for day-to-day operations of the properties and receives ongoing fees for property management, leasing and construction management, and base asset management fees in addition to a promoted interest.

ECE Projektmanagement Joint Venture
     In May 2007, ECE Projektmanagement G.m.b.H. & Co.KG (“ECE”), a fully integrated international developer and manager of shopping centers based in Hamburg, Germany, and the Company formed a new joint venture to fund investments in new retail developments located in western Russia and Ukraine. The joint venture is owned 75% by the Company and 25% by ECE. As of September 30, 2007, the Company had not funded any amounts to this joint venture.
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
Dispositions
     In addition to the contribution of assets to the joint ventures discussed above, the Company sold 60 shopping center properties, to a single purchaser, aggregating 5.6 million square feet, for approximately $535.3 million in the second and third quarters of 2007. The Company recognized a non-FFO gain of approximately $10.5 million for the nine-month period ended September 30, 2007.
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

Development (Wholly-Owned and Consolidated Joint Ventures)
     The Company currently has the following shopping center projects under construction:
Wholly-Owned and Consolidated Joint Venture Developments
Currently in Progress

		Expected
	Total	Gross Cost
Property	GLA	($ Millions)	Description
Ukiah (Mendocino), California	669,406	$113.5	Community Center
Homestead, Florida	398,759	95.2	Community Center
Miami, Florida	644,999	155.7	Mixed Use
Tampa (Brandon), Florida	370,700	70.7	Community Center
Tampa (Wesley Chapel), Florida	95,408	17.4	Community Center
Atlanta (Douglasville), Georgia	124,200	22.4	Community Center
Boise (Nampa), Idaho	829,975	147.0	Community Center
Chicago (McHenry), Illinois	454,378	74.3	Community Center
Boston, Massachusetts (Seabrook, New Hampshire)	461,825	74.5	Community Center
Elmira (Horseheads), New York	668,619	77.1	Community Center
Raleigh (Apex), North Carolina (Promenade)	87,780	20.2	Community Center
Raleigh (Apex), North Carolina (Beaver Creek Crossing, Phase II)	283,217	52.3	Community Center
San Antonio (Stone Oak), Texas	665,229	93.4	Hybrid Center

Total	5,754,495	$1,013.7

     The Company anticipates commencing construction in 2007 on the following additional shopping centers:
Wholly-Owned and Consolidated Joint Venture Developments
to Commence Construction in 2007

		Expected
	Total	Gross Cost
Property	GLA	($ Millions)	Description
Guilford, Connecticut	147,619	$43.4	Community Center
Atlanta (Union City), Georgia	200,000	47.5	Community Center
Chicago (Grayslake), Illinois	689,799	144.2	Community Center
Gulfport, Mississippi	703,379	91.2	Hybrid Center
Isabela, Puerto Rico	290,085	57.1	Community Center
Austin (Kyle), Texas	778,415	97.2	Community Center
San Antonio (Shertz), Texas	506,639	50.7	Community Center
Toronto (Richmond Hill), Canada	710,000	190.7	Mixed Use

Total	4,025,936	$722.0

     At September 30, 2007, $623.1 million of costs were incurred in relation to the Company’s 13 development projects under construction and the eight that will commence construction in 2007.

     The wholly-owned and consolidated development estimated funding schedule, net of reimbursements, as of September 30, 2007, is as follows (in millions):

Funded as of September 30, 2007	$623.1
Projected net funding during 2007	107.2
Projected net funding thereafter	644.4

Total	$1,374.7

     In addition to these developments, the Company has identified several additional development opportunities reflecting an aggregate estimated cost of over $1 billion. While there are no assurances any of these projects will be constructed, they provide a source of potential development projects over the next several years.
Development (Unconsolidated Joint Ventures)
     The Company’s unconsolidated joint ventures have the following shopping center projects under construction. At September 30, 2007, $184.8 million of costs had been incurred in relation to these development projects.
Unconsolidated Joint Venture Developments
Currently in Progress

		DDR’s
	Joint	Effective		Expected
	Venture	Ownership	Total	Gross Cost
Property	Partner	Percentage	GLA	($ Millions)	Description
Kansas City (Merriam), Kansas	Coventry II	20.0%	280,516	$ 71.0	Community Center
Detroit (Bloomfield Hills), Michigan	Coventry II	10.0%	882,197	335.6	Lifestyle Center
Dallas (Allen), Texas	Coventry II	10.0%	831,413	207.5	Lifestyle Center
Manaus, Brazil	Sonae Sierra	47.2%	477,630	95.7	Enclosed Mall

			2,471,756	$ 709.8

     The Company’s joint venture with Sonae Sierra anticipates commencing construction on a 350,000 square foot enclosed mall in Uberlandia, Brazil, with an estimated gross cost of approximately $70 million.

     The unconsolidated joint venture development estimated funding schedule, net of reimbursements, as of September 30, 2007, is as follows (in millions):

			Anticipated
			Proceeds
	DDR's	JV Partners'	from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total
Funded as of September 30, 2007	$22.2	$71.1	$91.5	$184.8
Projected net funding during 2007	11.5	18.2	17.7	47.4
Projected net funding thereafter	57.5	81.1	182.5	321.1

Total	$91.2	$170.4	$291.7	$553.3

Redevelopments and Expansions (Wholly-Owned and Consolidated Joint Ventures)
     The Company is currently expanding/redeveloping the following shopping centers at a projected aggregate gross cost of approximately $117.4 million. At September 30, 2007, approximately $53.8 million of costs had been incurred in relation to these projects.
Summary of Significant Wholly-Owned and Consolidated Joint Venture
Redevelopments and Expansions Currently in Progress

Property	Description
Miami (Plantation), Florida	Redevelop shopping center to include Kohl’s and additional junior anchors
Chesterfield, Michigan	Construct 25,400 sf of small shop space and retail space
Olean, New York	Wal-Mart expansion and tenant relocation
Fayetteville, North Carolina	Redevelop 18,000 sf of small shop space and construct an outparcel building
Akron (Stow), Ohio	Redevelop former K-Mart space and develop new outparcels
Dayton (Huber Heights), Ohio	Construct 45,000 sf junior anchor
     The Company anticipates commencing construction on the following redevelopment and expansion projects in the next year:
Summary of Significant Wholly-Owned and Consolidated Joint Venture Redevelopments and
Expansions to Commence Construction in 2007

Property	Description
Hatillo, Puerto Rico	Construct 21,000 sf of junior anchor space
San Juan (Bayamon), Puerto Rico (Plaza Del Sol)	Construct 144,000 sf of junior anchor space and retail shops
Dallas (McKinney), Texas	Construct 87,757 sf of retail shops and outparcels
Redevelopments and Expansions (Unconsolidated Joint Ventures)
     The Company’s unconsolidated joint ventures are currently expanding/redeveloping the following shopping centers at a projected gross cost of $577.1 million, which includes the initial acquisition costs for the Coventry II redevelopment projects. At September 30, 2007, approximately $459.2 million of costs had been incurred in relation to these projects.

Summary of Significant Unconsolidated Joint Venture Redevelopment and
Expansion Projects Currently in Progress

		DDR’s
		Effective
	Joint Venture	Ownership
Property	Partner	Percentage	Description
Phoenix, Arizona	Coventry II	20.0%	Large-scale redevelopment of enclosed mall to open-air format
Buena Park, California	Coventry II	20.0%	Large-scale redevelopment of enclosed mall to open-air format
Los Angeles (Lancaster), California	Prudential Real Estate Investors	21.0%	Relocate Wal-Mart and redevelop former Wal-Mart space
Chicago (Deer Park), Illinois	Prudential Real Estate Investors	25.75%	Retenant former retail shop space with junior anchor and construct 13,500 sf multi-tenant outparcel building
Benton Harbor, Michigan	Coventry II	20.0%	Construct 89,000 sf of anchor space and retail shops
Kansas City, Missouri	Coventry II	20.0%	Relocate retail shops and retenant former retail shop space
Cincinnati, Ohio	Coventry II/Thor Equities	18.0%	Redevelop former JC Penney space
     The Company’s unconsolidated joint ventures anticipate commencing expansion/redevelopment projects at the following shopping centers:
Summary of Significant Joint Venture Redevelopment and Expansion Projects
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
     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $27.7 million at September 30, 2007. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans.
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $3.2 million at September 30, 2007, for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owed to DDR. The Company guaranteed base rental income from one to three years at certain centers held through the Service Holdings LLC Joint Venture, aggregating $2.8 million at September 30, 2007. The Company has not recorded a liability for the guarantee, as the subtenants of the Service Holdings LLC Joint Venture affiliates are paying rent as due. The Company has recourse against the other parties in the partnership for their pro rata share of any liability under this guarantee.
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
     The Company’s unconsolidated joint ventures have aggregate outstanding indebtedness to third parties of approximately $5.5 billion and $2.5 billion at September 30, 2007 and 2006, respectively. Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the Company’s partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $63.1 million at September 30, 2007. The Company and its joint venture partner provided a $33.0 million payment and performance guaranty on behalf of the Mervyns Joint Venture to the joint venture’s lender in certain events such as the bankruptcy of Mervyns. The Company’s maximum obligation is equal to its approximate 50% ownership percentage, or $16.5 million.
     In October 2006, the Company entered into a joint venture that owns real estate assets in Brazil. The Company has chosen not to mitigate any of the foreign currency risk through the use of hedging instruments. The Company will continue to monitor and evaluate this risk and may enter into hedging agreements at a later date.
Financing Activities
     During the second quarter of 2007, the Company received net cash proceeds of approximately $1.6 billion relating to the sale of assets to unconsolidated joint ventures and third parties. These proceeds were used to repay the balance outstanding on the IRRETI bridge financing of $550 million, redeem $484 million, net, of preferred operating partnership units and repay approximately $0.6 billion of revolving credit facility borrowings.

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
Term Loan
           In February 2007, the Company amended its collateralized term loan agreement with Key Bank National Association. This term loan was amended to increase the loan to $550 million, to allow for an accordion feature for a future expansion to $800 million, to extend the maturity date to February 2011 and to reduce the interest rate to LIBOR plus 0.70% based on the Company’s current credit rating.
Bridge Financing
          In February 2007, the Company entered into a $750 million unsecured bridge facility (the “Bridge Facility”) with Bank of America, N.A. in connection with the financing of the IRRETI merger. The Bridge Facility had a maturity date of August 2007 and bore interest at LIBOR plus 0.75%. This Bridge Facility was repaid in June 2007. Following the repayment, the Company did not have the right to draw on this facility.
Common Shares
     In addition to the 5.7 million shares issued to the IRRETI shareholders valued at approximately $394.2 million in February 2007, the Company received approximately $751.0 million in exchange for 11.6 million of its common shares upon the settlement of the forward sale agreements entered into in December 2006.
Preferred Operating Partnership Units

     In February 2007, a consolidated subsidiary of the Company issued to a designee of Wachovia Bank, N.A. (“Wachovia”), 20,000,000 preferred units (the “Preferred Units”), with a liquidation preference of $25 per unit, aggregating $500 million of the net assets of the Company’s consolidated subsidiary. In accordance with terms of the governing agreement, the Preferred Units were redeemed at 97.0% of par in the second quarter of 2007 with proceeds received from contributing assets into joint ventures.
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
     Concurrent with the issuance of the Senior Convertible Notes, the Company purchased an option on its common stock in a private transaction in order to effectively increase the conversion premium from 20% to 40% or a conversion price of $87.21 per share at September 30, 2007. This purchase option allows the Company to receive a number of the Company’s common shares, up to a maximum of approximately 1.1 million shares, from counterparties equal to the amounts of common stock and/or cash related to the excess conversion value that it would pay to the holders of the Senior Convertible Notes upon conversion. The option, which cost approximately $32.6 million, was recorded as a reduction of shareholders’ equity.
Capitalization
     At September 30, 2007, the Company’s capitalization consisted of $5.2 billion of debt, $555 million of preferred shares, and $6.9 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at September 30, 2007, of $55.87), resulting in a debt to total market capitalization ratio of 0.41 to 1.0. At September 30, 2007, the Company’s total debt consisted of $4.6 billion of fixed-rate debt and $0.6 billion of variable-rate debt, including $600 million of variable-rate debt that was effectively swapped to a fixed rate. At September 30, 2006, the Company’s total debt consisted of $3.6 billion of fixed-rate debt and $0.5 billion of variable-rate debt, including $60 million of fixed-rate debt which was effectively swapped to a variable rate and $300 million of variable-rate debt that was effectively swapped to a fixed rate.
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
     As of September 30, 2007, the Company had $0.6 billion available under its $1.3 billion revolving credit facilities and cash of $49.7 million. As of September 30, 2007, the Company also had 298 unencumbered operating properties generating $370.7 million, or 50.4%, of the total revenue of the Company for the nine-month period ended September 30, 2007, thereby providing a potential collateral base for future borrowings, subject to consideration of the financial covenants on unsecured borrowings.

Contractual Obligations and Other Commitments
     In 2007, debt maturities are anticipated to be repaid through several sources. The $7.6 million in mortgage loans and $2.0 million of unsecured notes are expected to be refinanced or paid from operating cash flow. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated.
     At September 30, 2007, the Company had letters of credit outstanding of approximately $16.1 million. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.
     In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $68.1 million with general contractors for its wholly-owned properties at September 30, 2007. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.
     The Company entered into master lease agreements during 2004 through 2007 in connection with the transfer of properties to certain unconsolidated joint ventures, which are recorded as a liability and reduction of the related gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At September 30, 2007, the Company’s material master lease obligations, included in accounts payable and other expenses, were incurred with the properties transferred to the following unconsolidated joint ventures (in millions):

DDR Markaz II	$0.4
DDR MDT PS LLC	2.6
Dividend Capital Total Realty Trust Joint Venture	1.5
MDT Joint Venture	1.3

$5.8

     The Company routinely enters into contracts for the maintenance of its properties which typically can be cancelled upon 30-60 days notice without penalty. At September 30, 2007, the Company had purchase order obligations, typically payable within one year, aggregating approximately $10.4 million related to the maintenance of its properties and general and administrative expenses.
     The Company has guaranteed certain special assessment and revenue bonds issued by the Midtown Miami Community Development District. The bond proceeds were used by the District to finance certain infrastructure and parking facility improvements. As of September 30, 2007, the remaining debt service obligation guaranteed by the Company was $11.5 million. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. There are no assets held as collateral or liabilities recorded related to these guarantees. To date, tax revenues have exceeded the debt service payments for both the Series A and Series B bonds.
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
     Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection, the Company believes a substantial portion of its major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s Home Improvement, T.J. Maxx and Bed Bath & Beyond, are financially secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in this economic environment. In addition, the Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since 1993. Also, average base rental rates have increased from $5.48 to $12.15 since the Company’s public offering in 1993. See Executive Summary for further discussion regarding the current economic environment with regard to the Company’s tenant base and the debt markets.
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
     The Company’s policy for classifying estimated interest and penalties is to include such amounts as “Income Tax of Taxable REIT Subsidiaries and Franchise Taxes” in the Condensed Consolidated Statements of Operations. The amount of interest and penalties at September 30, 2007 and for the three and nine-month periods ended September 30, 2007 and 2006 was not material. The Company does not have any unrecognized tax benefits related to uncertain tax provisions that, if recognized, would impact the effective tax rate and does not expect this position to change within the next twelve months. The Company is no longer subject to income tax audits by taxing authorities for years through 2003. The effect of FIN 48 did not have a material impact on the Company’s financial position, results of operations or cash flows.
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
Accounting for Convertible Debt Instruments
     In August 2007, the FASB staff issued a proposed FASB Staff Position (“FSP”) (APB 14-A) that would require the liability and equity components of convertible debt instrument that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The proposed FSP would require that the initial debt proceeds from the sale of the company’s convertible and exchangeable senior unsecured notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The proposed FSP would be effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The guidance in the FSP would be applied retrospectively to all periods presented and could result in the Company’s recognition of additional annual interest expense recognized by the Company if finalized and adopted, as currently proposed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	September 30, 2007				September 30, 2006
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Percentage		Average	Average	Percentage
	Amount	Maturity	Interest	of	Amount	Maturity	Interest	of
	(Millions)	(Years)	Rate	Total	(Millions)	(Years)	Rate	Total
Fixed- Rate Debt (1)	$4,553.4	4.1	5.1%	87.5%	$3,608.6	5.2	5.6%	88.5%
Variable- Rate Debt (1)	$650.7	2.6	5.9%	12.5%	$469.7	1.4	6.3%	11.5%

(1)	Adjusted to reflect the $600 million and $300 million of variable-rate debt, which LIBOR was swapped to a fixed rate of 5.0% and 5.1% at September 30, 2007 and 2006, respectively, and $60 million of fixed-rate debt, which was swapped to a variable rate at September 30, 2006.
          The Company’s unconsolidated joint ventures’ fixed-rate indebtedness, including $557.3 million and $477.3 million of variable-rate debt, which was swapped to a weighted average fixed rate of approximately 5.3% at September 30, 2007 and 2006 is summarized as follows:

	September 30, 2007				September 30, 2006
	Joint	Company’s	Weighted	Weighted	Joint	Company’s	Weighted	Weighted
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(Years)	Rate	(Millions)	(Millions)	(Years)	Rate
Fixed- Rate Debt	$4,518.5	$860.9	6.1	5.3%	$1,748.0	$394.0	4.7	5.1%
Variable- Rate Debt	$1,007.2	$168.4	1.6	6.0%	$778.6	$150.0	1.2	6.5%
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
          The interest rate risk on the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At September 30, 2007 and 2006, the interest rate on the Company’s $600 million and $300 million, respectively, consolidated floating rate debt was swapped to fixed rates. At September 30, 2007 and 2006, the interest rate on the Company’s $557.3 million and $477.3 million, respectively, of joint venture floating rate debt (of which $80.8 million and $69.2 million, respectively, is the Company’s proportionate share) was swapped to fixed rates. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into these Swaps with major financial institutions.
          In February 2007, a consolidated affiliate of the Company entered into an aggregate notional amount of $600 million of forward starting interest rate swaps. The swaps were executed to hedge the benchmark interest rate and swap spread associated with forecasted interest payments related to the anticipated issuance of fixed-rate borrowings. The swaps were terminated in connection with the issuance of the forecasted fixed-rate borrowing formation and financing of the DDR Domestic Retail Fund I Joint Venture (Note 2) in the second quarter of 2007.
          At December 31, 2006, the Company had a variable-rate interest swap that carried a notional amount of $60 million, a fair value which represented an asset of $0.1 million at December 31, 2006, and converted fixed-rate debt to a variable rate of 7.2%.
          The fair value of the Company’s fixed-rate debt adjusted to: (i) include the $600 million and $300 million that was swapped to a fixed rate at September 30, 2007 and 2006, respectively and (ii) exclude the $60 million which was swapped to a variable rate at September 30, 2006. The fair value of the Company’s proportionate share of joint venture fixed-rate debt adjusted to: (i) include the Company’s proportionate share of the joint venture fixed-rate debt and (ii) include the Company’s proportionate share of $80.8 million and $69.2 million that was swapped to a fixed rate at September 30, 2007 and 2006, respectively. Also, an estimate of the effect of a 100 point decrease in market interest rates for each item, is summarized as follows (in millions):

	September 30, 2007			September 30, 2006
			100 Basis Point			100 Basis Point
	Carrying	Fair	Decrease in	Carrying	Fair	Decrease in
	Value	Value	Market Interest	Value	Value	Market Interest
	(Millions)	(Millions)	Rates	(Millions)	(Millions)	Rates
Company’s fixed-rate debt	$4,553.4	$4,412.3 (1)	$4,519.1 (2)	$3,608.6	$3,600.0 (1)	$3,742.0 (2)
Company’s proportionate share of joint venture fixed-rate debt	$860.9	$868.0 (3)	$915.5 (4)	$394.0	$393.0 (3)	$411.4 (4)

(1)	Includes the fair value of interest rate swaps, which was a liability of $6.6 million and $1.4 million at September 30, 2007 and 2006, respectively.

(2)	Includes the fair value of interest rate swaps, which was a liability of $21.8 million and $12.4 million at September 30, 2007 and 2006, respectively.

(3)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $0.5 million and $0.7 million at September 30, 2007 and 2006, respectively.

(4)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $4.7 million and $3.9 million at September 30, 2007 and 2006, respectively.
          The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations arising from the hypothetical estimate as discussed above.
          Further, a 100 basis point increase in short-term market interest rates at September 30, 2007 and 2006, would result in an increase in interest expense of approximately $4.9 million and $3.5 million, respectively, for the Company for the respective nine-month periods, and $1.3 million and $1.1 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding, for the respective nine-month periods. The estimated increase in interest expense for the nine-month periods does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.
          The Company also has made advances to several partnerships in the form of notes receivable that accrue interest at rates ranging from 6.3% to 12%. Maturity dates range from payment on demand to February 2012. The following table summarizes the aggregate notes receivable, the percentage at fixed rates with the remainder at variable rates, and the effect of a 100 basis point decrease in market interest rates. The estimated increase in interest income does not give effect to possible changes in the daily outstanding balance of the variable-rate loan receivables (in millions).

	September 30,
	2007	2006
Total notes receivable	$27.4	$28.5
% Fixed-rate loans	57.1%	55.1%
Fair value of fixed-rate loans	$16.4	$16.4
Impact on fair value of 100 basis point decrease in market interest rates	$17.0	$17.2
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act rules 13a-15(e)) are effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company issuer in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the three-month period ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
          None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          On June 26, 2007, the Board of Directors authorized a common share repurchase program. Under the terms of the program authorized by the Board, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. At September 30, 2007, the Company had repurchased under this program 2.2 million of its common shares at a gross cost of approximately $105.8 million at a weighted-average price per share of $48.42.
ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	(a) Total number	(b) Average	Announced	Yet Be Purchased
	of shares	Price Paid per	Plans or	Under the Plans or
	purchased	Share	Programs	Programs
July 1 – 31, 2007	—	$—	—	—

August 1 – 31, 2007	—	—	—	—

September 1 – 30, 2007	—	—	—	—

Total	—	$—	—	—
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
DEVELOPERS DIVERSIFIED REALTY CORPORATION

November 9, 2007	/s/ Scott A. Wolstein

(Date)	Scott A. Wolstein, Chairman of the Board and Chief
Executive Officer

November 9, 2007	/s/ William H. Schafer

(Date)	William H. Schafer, Executive Vice President and
Chief Financial Officer (Principal Financial
Officer and Principal Accounting Officer)