Form 10-K
period 2007-12-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2008-02-29
CIK 894315

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12 (b) of the Act:

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2007 was $6.4 billion.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

119,447,977 common shares outstanding as of February 15, 2008

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III hereof portions of its definitive Proxy Statement for its 2008 Annual Meeting of Shareholders.

PART I

Item 1.	BUSINESS

General Development of Business

Developers Diversified Realty Corporation, an Ohio corporation (the “Company” or “DDR”), a self-administered and self-managed real estate investment trust (a “REIT”), is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers and, to a lesser extent, business centers. Unless otherwise provided, references herein to the Company or DDR includes Developers Diversified Realty Corporation, its wholly-owned and majority-owned subsidiaries and its consolidated and unconsolidated joint ventures.

From January 1, 2003, to December 31, 2007, the Company and its joint ventures acquired 625 shopping center properties. The Company acquired 317 properties in 2007 (including 315 shopping centers acquired through the merger with Inland Retail Real Estate Trust, Inc. (“IRRETI”) (66 of the 315 properties were acquired by a joint venture of the Company and two additional shopping centers acquired through joint ventures), 20 properties in 2006 (including 15 acquired through joint ventures and four by acquiring its joint venture partners’ interests), 52 properties in 2005 (including 36 acquired through a consolidated joint venture and one by acquiring its joint venture partner’s interest), 112 properties in 2004 (including 18 acquired through joint ventures and one by acquiring its joint venture partner’s interest) and 124 properties in 2003 (including 117 shopping center and development properties acquired through the merger with JDN Realty Corporation (“JDN”) and three that were joint ventures). Of the 15 properties acquired through joint ventures in 2006, nine properties are located in Brazil.

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

The Company’s executive offices are located at 3300 Enterprise Parkway, Beachwood, Ohio 44122, and its telephone number is (216) 755-5500. The Company’s website is located at http://www.ddr.com. On its website, you can obtain a copy of the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company files such material electronically with, or furnishes it to, the Securities and Exchange Commission (the “SEC”). A copy of these filings is available to all interested parties upon written request to Michelle M. Dawson, Vice President of Investor Relations, at the Company’s corporate offices.

Financial Information About Industry Segments

The Company is in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers and, to a lesser extent, business centers. See the Consolidated Financial Statements and notes thereto included in Item 15 of this Annual Report on Form 10-K for certain information regarding the Company’s reportable segments.

Narrative Description of Business

The Company’s portfolio as of February 15, 2008, consisted of 709 shopping centers and seven business centers (including 317 centers owned through unconsolidated joint ventures and 40 centers that are otherwise consolidated by the Company) and more than 1,600 acres of undeveloped land (of which approximately 600 acres are owned through joint ventures) (together the “Portfolio Properties”). The shopping center properties consist of shopping centers, enclosed malls and lifestyle centers. From January 1, 2005, to February 15, 2008, the Company acquired 389 shopping centers (including 119 properties owned through joint ventures) containing an aggregate of approximately 48.1 million square feet of gross leasable area (“GLA”) owned by the Company for an aggregate purchase price of approximately $11.1 billion.

As of February 15, 2008, the Company was expanding six wholly-owned properties and six of its joint venture properties. As of December 31, 2007, the Company had 11 wholly-owned shopping centers and four joint venture shopping centers under development and redevelopment.

At December 31, 2007, the aggregate occupancy of the Company’s shopping center portfolio was 94.9%, as compared to 95.2% at December 31, 2006. The Company’s portfolio included owned interests in 710 shopping centers at December 31, 2007, as compared to 467 shopping centers at December 31, 2006. The average annualized base rent per occupied square foot was $12.24 at December 31, 2007, as compared to $11.56 at December 31, 2006. The increase is primarily due to the releasing of space during 2007 at higher amounts combined with higher rents attributable to the assets acquired from IRRETI.

At December 31, 2007, the aggregate occupancy of the Company’s wholly-owned shopping centers was 93.9%, as compared to 94.1% at December 31, 2006. The Company owned 353 wholly-owned shopping centers at December 31, 2007, as compared to 261 shopping centers at December 31, 2006. The average annualized base rent per leased square foot was $11.53 at December 31, 2007, as compared to $10.80 at December 31, 2006. The increase is primarily due to the releasing of space during 2007 at higher amounts combined with higher rents attributable to the assets acquired in the IRRETI merger.

At December 31, 2007, the aggregate occupancy rate of the Company’s joint venture shopping centers was 95.9%, as compared to 96.9% at December 31, 2006. The Company’s joint ventures owned 357 shopping centers including 40 consolidated centers primarily owned through the Mervyns Joint Venture at December 31, 2007, as compared to 167 shopping centers and 39 consolidated centers at December 31, 2006. The average annualized base rent per leased square foot for the joint venture properties was $12.86 at December 31, 2007, as compared to $12.69 at December 31, 2006. The increase is a result of the mix of shopping center assets in the joint ventures at December 31, 2007, as compared to December 31, 2006, primarily related to the formation of joint ventures in 2007.

At December 31, 2007, the aggregate occupancy of the Company’s business centers was 70.0%, as compared to 42.1% at December 31, 2006. The increase in occupancy is primarily due to a large vacancy filled at a business center in Boston, Massachusetts. The business centers consist of seven assets in five states at December 31, 2007 and 2006.

The Company is self-administered and self-managed and, therefore, does not engage or pay a REIT advisor. The Company manages all of the Portfolio Properties. At December 31, 2007, the Company owned and/or managed more than 116 million square feet of Company-owned GLA, which included all of the Portfolio Properties and 12 properties owned by third parties.

Strategy and Philosophy

The Company’s investment objective is to increase cash flow and the value of its Portfolio Properties and to seek continued growth through the selective acquisition, development, redevelopment, renovation and expansion of income-producing real estate properties, primarily shopping centers. In addition, the Company may pursue the disposition of certain real estate assets and utilize the proceeds to repay debt, to reinvest in other real estate assets and developments or for other corporate purposes. In pursuing its investment objective, the Company will continue to seek to acquire and develop high-quality, well-located shopping centers with attractive expected initial yields and strong prospects for future cash flow growth and capital appreciation where the Company’s financial strength and management and leasing capabilities can enhance value.

Management believes that opportunities to acquire existing shopping centers have been and will continue to be available to a buyer, such as the Company, with access to capital markets and institutional investors. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” within Item 7.

The Company’s real estate strategy and philosophy is to grow its business through a combination of leasing, expansion, acquisition, development and redevelopment. The Company seeks to:

•	Increase cash flows and property values through strategic leasing, re-tenanting, renovation and expansion of the Company’s portfolio;

•	Continue to selectively acquire well-located, quality shopping centers (individually or in portfolio transactions) that have leases at rental rates below market rates or other cash flow growth or capital appreciation potential where the Company’s financial strength, relationships with retailers and management capabilities can enhance value;

•	Increase cash flows and property values by continuing to take advantage of attractive financing and refinancing opportunities;

•	Increase per share cash flows through the strategic disposition of low growth assets and utilize the proceeds to repay debt, invest in other higher growth real estate assets and developments;

•	Selectively develop or sell the Company’s undeveloped parcels or new sites in areas with attractive demographics;

•	Hold properties for long-term investment and place a strong emphasis on regular maintenance, periodic renovation and capital improvements;

•	Continue to manage and develop the properties of others to generate fee income, subject to restrictions imposed by federal income tax laws and

•	Explore international markets and selectively invest where the greatest value creation opportunities exist.

As part of its ongoing business, the Company frequently engages in discussions with public and private real estate entities regarding possible portfolio or asset acquisitions or dispositions or business combinations.

The Company intends to maintain a conservative debt to capitalization ratio. At December 31, 2007, the Company’s capitalization, excluding the Company’s proportionate share of indebtedness of its unconsolidated joint ventures, consisted of $5.6 billion of debt, $555 million of preferred shares and $4.6 billion of market equity (market equity is defined as common shares and Operating Partnership Units (“OP Units”) outstanding, multiplied by $38.29, the closing price of the common shares on the New York Stock Exchange at December 31, 2007), resulting in a debt to total market capitalization ratio of 0.52 to 1.0, as compared to the ratios of 0.36 to 1.0 and 0.40 to 1.0 at December 31, 2006 and 2005, respectively. Fluctuations in the market price of the Company’s common shares will cause this ratio to vary from time to time. At December 31, 2007, the Company’s total debt consisted of $4.5 billion of fixed-rate debt and $1.1 billion of variable-rate debt, including $600 million of fixed-rate debt that had been effectively swapped to a variable rate. At December 31, 2006, the Company’s total debt consisted of $3.8 billion of fixed-rate debt and $0.4 billion of variable-rate debt, including $60 million of variable-rate debt that was effectively swapped to a fixed rate and $500 million of variable-rate debt that had been effectively swapped to a fixed rate.

The strategy, philosophy, investment and financing policies of the Company, and its policies with respect to certain other activities, including its growth, debt capitalization, distributions, status as a REIT and operating policies, are determined by the Board of Directors. Although the Board of Directors has no present intention to amend or revise its policies, the Board of Directors may do so from time to time without a vote of the Company’s shareholders.

Recent Developments

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Consolidated Financial Statements and Notes thereto included in Item 15 of this Annual Report on Form 10-K for information on certain of the recent developments.

Competition

As one of the nation’s largest owners and developers of shopping centers (measured by total gross leasable area), the Company has established close relationships with a large number of major national and regional retailers. The Company’s management is associated with and actively participates in many shopping center and REIT industry organizations.

Notwithstanding these relationships, numerous developers and real estate companies, private and public, compete with the Company in seeking properties for acquisition and leasing space in these properties to tenants.

Employees

As of February 15, 2008, the Company employed 773 full-time individuals, including executive, administrative and field personnel. The Company considers its relations with its personnel to be good.

Qualification as a Real Estate Investment Trust

As of December 31, 2007, the Company met the qualification requirements of a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, the Company, with the exception of its taxable REIT subsidiary, will not be subject to federal income tax to the extent it meets certain requirements of the Code.

Item 1A.	RISK FACTORS

The risks described below could materially and adversely affect the Company’s results of operations, financial condition, liquidity and cash flows. These risks are not the only risks that the Company faces. The Company’s business operations could also be affected by additional factors that are not presently known to it or that the Company currently considers to be immaterial to its operations.

The Economic Performance and Value of the Company’s Shopping Centers Depend on Many Factors, Each of Which Could Have an Adverse Impact on the Center’s Cash Flows and Operating Results

The economic performance and value of the Company’s real estate holdings can be affected by many factors, including the following:

•	Changes in the national, regional and local economic climate;

•	Local conditions, such as an oversupply of space or a reduction in demand for real estate in the area;

•	The attractiveness of the properties to tenants;

•	Competition from other available space;

•	The Company’s ability to provide adequate management services and to maintain its properties;

•	Increased operating costs, if these costs cannot be passed through to tenants, and

•	The expense of periodically renovating, repairing and reletting spaces.

The Company’s properties consist primarily of community shopping centers and, therefore, the Company’s performance is linked to general economic conditions in the market for retail space. The market for retail space has been and may continue to be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing consumer purchases through catalogs and the Internet. To the extent that any of these conditions occur, they are likely to affect market rents for retail space. In addition, the Company may face challenges in the management and maintenance of its properties or incur increased operating costs, such as real estate taxes, insurance and utilities, which may make its properties unattractive to tenants. The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and ability to meet its debt and other financial obligations and make distributions to shareholders.

The Company’s Dependence on Rental Income May Adversely Affect Its Ability to Meet Its Debt Obligations and Make Distributions to the Shareholders

Substantially all of the Company’s income is derived from rental income from real property. As a result, the Company’s performance depends on its ability to collect rent from tenants. The Company’s income and funds for distribution would be negatively affected if a significant number of its tenants, or any of its major tenants were to:

•	Experience a downturn in their business that significantly weakens their ability to meet their obligations to the Company;

•	Delay lease commencements;

•	Decline to extend or renew leases upon expiration;

•	Fail to make rental payments when due or

•	Close stores or declare bankruptcy.

Any of these actions could result in the termination of tenants’ leases and the loss of rental income attributable to the terminated leases. Lease terminations by an anchor tenant or a failure by that anchor tenant to occupy the premises could also result in lease terminations or reductions in rent by other tenants in the same shopping centers under the terms of some leases. In addition, the Company cannot be certain that any tenant whose lease expires will renew that lease or that it will be able to re-lease space on economically advantageous terms. The loss of rental revenues from a number of the Company’s tenants and its inability to replace such tenants may adversely affect the Company’s profitability and its ability to meet debt and other financial obligations and make distributions to shareholders.

The Company Relies on Major Tenants, Making It Vulnerable to Changes in the Business and Financial Condition of, or Demand for Its Space, by Such Tenants

As of December 31, 2007, the annualized base rental revenues from Wal-Mart, Mervyns, T.J. Maxx, PetSmart, Lowe’s Home Improvement, Bed Bath & Beyond and Circuit City represented 4.3%, 2.4%, 2.0%, 2.0%, 1.9%, 1.6% and 1.6%, respectively, of the Company’s aggregate annualized shopping center base rental revenues (those tenants greater than 1.5%), including its proportionate share of joint venture aggregate annualized shopping center base rental revenues. The Company’s income and ability to meet its financial obligations could be adversely affected in the event of the bankruptcy, insolvency or significant downturn in the business of one of these tenants or any of the Company’s other major tenants. In addition, the Company’s results could be adversely affected if any of these tenants do not renew multiple lease terms as they expire.

The Company’s Acquisition Activities May Not Produce the Cash Flows That It Expects and May Be Limited by Competitive Pressures or Other Factors

The Company intends to acquire existing retail properties to the extent that suitable acquisitions can be made on advantageous terms. Acquisitions of commercial properties entail risks, such as:

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

The Company’s Articles of Incorporation Contain Limitations on Acquisitions and Changes in Control

In order to maintain the Company’s status as a REIT, its Articles of Incorporation prohibit any person, except for certain existing shareholders at the time of its initial public offering, from owning more than 5% of the Company’s outstanding common shares. This restriction is likely to discourage third parties from acquiring control of the Company without consent of its Board of Directors even if a change in control was in the best interests of shareholders.

Real Estate Property Investments Are Illiquid; Therefore the Company May Not Be Able to Dispose of Properties When Appropriate or on Favorable Terms

Real estate investments generally cannot be disposed of quickly. In addition, the federal tax code imposes restrictions, that are not applicable to other types of real estate companies, on the ability of a REIT to dispose of properties. Therefore, the Company may not be able to diversify its portfolio in response to economic or other conditions promptly or on favorable terms, which could cause the Company to incur losses and reduce its cash flows and adversely affect distributions to shareholders.

The Company’s Development and Construction Activities Could Affect Its Operating Results

The Company intends to continue the selective development and construction of retail properties in accordance with its development and underwriting policies as opportunities arise. The Company’s development and construction activities include risks that:

•	The Company may abandon development opportunities after expending resources to determine feasibility;

•	Construction costs of a project may exceed the Company’s original estimates;

•	Occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

•	Rental rates per square foot could be less than projected;

•	Financing may not be available to the Company on favorable terms for development of a property;

•	The Company may not complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs, and

•	The Company may not be able to obtain, or may experience delays in obtaining, necessary zoning, land use, building, occupancy and other required governmental permits and authorizations.

Additionally, the time frame required for development, construction and lease-up of these properties means that the Company may wait several years for a significant cash return. If any of the above events occur, the development of properties may hinder the Company’s growth and have an adverse effect on its results of operations and cash flows. In addition, new development activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management.

The Company Has Variable-Rate Debt and Is Subject to Interest Rate Risk

The Company has a substantial amount of mortgage debt with interest rates that vary depending upon the market index. In addition, the Company has revolving credit facilities that bear interest at a variable rate on any amounts drawn on the facilities. The Company may incur additional variable-rate debt in the future. Increases in interest rates on variable-rate debt would increase the Company’s interest expense, which would negatively affect net earnings and cash available for payment of its debt obligations and distributions to its shareholders.

The Company’s Ability to Increase Its Debt Could Adversely Affect Its Cash Flow

At December 31, 2007, the Company had outstanding debt of approximately $5.6 billion (excluding its proportionate share of joint venture mortgage debt aggregating $1.0 billion). The Company intends to continue to maintain a conservative debt capitalization with a ratio of debt to total market capitalization (the sum of the aggregate market value of the Company’s common shares, the liquidation preference on any preferred shares outstanding and its total indebtedness) of less than 55%. In addition, the Company is subject to limitations under its credit facilities and indentures relating to its ability to incur additional debt; however, the Company’s organizational documents do not contain any limitation on the amount or percentage of indebtedness it may incur. If the Company were to become more highly leveraged, its cash needs to fund debt service would increase accordingly. Under such circumstances, the Company’s risk of decreases in cash flow, due to fluctuations in the real estate market, reliance on its major tenants, acquisition and development costs and the other factors discussed above, could subject the Company to an even greater adverse impact on its financial condition and results of operations. In addition, increased leverage could increase the risk of default on the Company’s debt obligations, which could further reduce its cash available for distribution and adversely affect its ability to dispose of its portfolio on favorable terms, which could cause the Company to incur losses and reduce its cash flows.

Changes in the Company’s Credit Ratings or the Debt Markets, as well as Recent Market Conditions in the Credit Markets, Could Adversely Affect the Company’s Publicly Traded Debt and Revolving Credit Facilities

The market value for the Company’s publicly held debt depends on many factors, including:

•	The Company’s credit ratings with major credit rating agencies;

•	The prevailing interest rates being paid by, or the market price for publicly traded debt issued by, other companies similar to the Company;

•	The Company’s financial condition, liquidity, leverage, financial performance and prospects and

•	The overall condition of the financial markets.

The condition of the financial markets and prevailing interest rates, have fluctuated in the past and are likely to fluctuate in the future. The United States credit markets and the sub-prime residential mortgage market have recently experienced severe dislocations and liquidity disruptions. There has been a substantial widening of yield spreads generally, as buyers demand greater compensation for credit risk. In addition, there has been a reduction in the availability of capital for some issuers of debt due to the decrease in the number of available lenders and decreased willingness of lenders to offer capital at cost efficient rates. Furthermore, current market conditions can be exacerbated by leverage. The continuation of these circumstances in the credit markets and/or additional fluctuations in the financial markets and prevailing interest rates could have an adverse effect on the Company’s ability to access capital and cost of capital.

In addition, credit rating agencies continually review their ratings for the companies that they follow, including the Company. The credit rating agencies also evaluate the real estate industry as a whole and may change their credit rating for the Company based on their overall view of the industry. A negative change in the Company’s rating could have an adverse effect on the Company’s publicly traded debt and revolving credit facilities as well as the Company’s ability to access capital and its cost of capital.

The Company’s Cash Flows and Operating Results Could Be Adversely Affected by Required Payments of Debt or Related Interest and Other Risks of Its Debt Financing

The Company is generally subject to the risks associated with debt financing. These risks include:

•	The Company’s cash flow may not satisfy required payments of principal and interest;

•	The Company may not be able to refinance existing indebtedness on its properties as necessary, or the terms of the refinancing may be less favorable to the Company than the terms of existing debt;

•	Required debt payments are not reduced if the economic performance of any property declines;

•	Debt service obligations could reduce funds available for distribution to the Company’s shareholders and funds available for development and acquisitions;

•	Any default on the Company’s indebtedness could result in acceleration of those obligations and possible loss of property to foreclosure and

•	Necessary capital expenditures for purposes such as re-leasing space cannot be financed on favorable terms.

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

If the Company Fails to Qualify as a REIT in Any Taxable Year, It Will Be Subject to United States Federal Income Tax as a Regular Corporation and Could Have Significant Tax Liability

The Company intends to operate in a manner that allows it to qualify as a REIT for United States (“U.S.”) federal income tax purposes. However, REIT qualification requires that the Company satisfy numerous requirements (some on an annual or quarterly basis) established under highly technical and complex provisions of the Code, for which there are a limited number of judicial or administrative interpretations. The Company’s status as a REIT requires an analysis of various factual matters and circumstances that are not entirely within its control. Accordingly, it is not certain that the Company will be able to qualify and remain qualified as a REIT for U.S. federal income tax purposes. Even a technical or inadvertent violation of the REIT requirements could jeopardize the Company’s REIT qualification. Furthermore, Congress or the Internal Revenue Service (“IRS”) might change the tax laws or regulations and the courts could issue new rulings, in each case potentially having retroactive effect that could make it more difficult or impossible for the Company to continue to qualify as a REIT. If the Company fails to qualify as a REIT in any tax year, then:

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

Compliance with REIT Requirements May Negatively Affect the Company’s Operating Decisions

To maintain its status as a REIT for U.S. federal income tax purposes, the Company must meet certain requirements, on an ongoing basis, including requirements regarding its sources of income, the nature and diversification of its assets, the amounts the Company distributes to its shareholders and the ownership of its shares. The Company may also be required to make distributions to its shareholders when it does not have funds readily available for distribution or at times when the Company’s funds are otherwise needed to fund capital expenditures.

As a REIT, the Company must distribute at least 90% of its annual net taxable income (excluding net capital gains) to its shareholders. To the extent that the Company satisfies this distribution requirement, but distributes less than 100% of its net taxable income, the Company will be subject to U.S. federal corporate income tax on its undistributed taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount paid to its shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. From time to time, the Company may generate taxable income greater than its income for financial reporting purposes, or its net taxable income may be greater than its cash flow available for distribution to its shareholders. If the Company does not have other funds available in these situations, it could be required to borrow funds, sell a portion of its securities or properties at unfavorable prices or find other sources of funds in order to meet the REIT distribution requirements and to avoid corporate income tax and the 4% excise tax.

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

Property Ownership Through Partnerships and Joint Ventures Could Limit the Company’s Control of Those Investments and Reduce Its Expected Return

Partnership or joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that the Company’s partner or co-venturer might become bankrupt, that its partner or co-venturer might at any time have different interests or goals than the Company, and that its partner or co-venturer may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the Company’s partner or co-venturer nor the Company would have full control over the partnership or joint venture. These factors could limit the return that the Company receives from such investments or cause its cash flows to be lower than its estimates. There is no limitation under the Company’s Amended and Restated Articles of Incorporation, or its code of regulations, as to the amount of funds that the Company may invest in partnerships or joint ventures. As of December 31, 2007, the Company had approximately $638.1 million of investments in and advances to unconsolidated joint ventures holding 317 operating shopping centers.

The Company’s Inability to Realize Anticipated Returns from Its Retail Real Estate Investments Outside the United States Could Adversely Affect Its Results of Operations

The Company may not realize the intended benefits of transactions outside the United States, as the Company may not have any prior experience with the local economies or culture. The assets may not perform as well as the Company anticipated or may not be successfully integrated, or the Company may not realize the improvements in occupancy and operating results that it anticipated. In addition, the Company could be subject to local laws governing these properties, with which it has no prior experience, and which may present new challenges for the management of the Company’s operations. Each of these factors may adversely affect the Company’s ability to achieve anticipated return on investment, which could have an adverse effect on its results of operations.

The Company’s Real Estate Investments May Contain Environmental Risks That Could Adversely Affect Its Operating Results

The acquisition of properties may subject the Company to liabilities, including environmental liabilities. The Company’s operating expenses could be higher than anticipated due to the cost of complying with existing or future environmental laws and regulations. In addition, under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or to have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. The Company may also be liable for other potential costs that could relate to hazardous or toxic substances (including governmental fines and injuries to persons and property). The Company may incur such liability whether or not it knew of, or was responsible for, the presence of such hazardous or toxic substances. Such liability could be of substantial magnitude and divert management’s attention from other aspects of the Company’s business and, as a result, could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

An Uninsured Loss on the Company’s Properties or a Loss That Exceeds the Limits of the Company’s Insurance Policies Could Subject the Company to Lost Capital or Revenue on Those Properties

Under the terms and conditions of the leases currently in effect on the Company’s properties, tenants generally are required to indemnify and hold the Company harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the properties, except for claims arising from the negligence or intentional misconduct of the Company or its agents. Additionally, tenants are generally required, at the tenant’s expense, to obtain and keep in full force during the term of the lease, liability and full replacement value property damage insurance policies. The Company has obtained comprehensive liability, casualty, flood and rental loss insurance policies on the properties. All of these policies may involve substantial deductibles and certain exclusions. In addition, tenants could fail to properly maintain their insurance policies or be unable to pay the deductibles. Should a loss occur that is uninsured or is in an amount exceeding the combined aggregate limits for the policies noted above, or in the event of a loss that is subject to a substantial deductible under an insurance policy, the Company could lose all or part of its capital invested in, and anticipated revenue from, one or more of the properties, which could have a material adverse effect on the Company’s operating results and financial condition, as well as its ability to make distributions to shareholders.

Compliance with the Americans with Disabilities Act and Fire, Safety and Other Regulations May Require the Company to Make Unplanned Expenditures That Adversely Impact the Company’s Cash Flows

All of the Company’s properties are required to comply with the Americans with Disabilities Act (“ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. While the tenants to whom the Company leases properties are obligated by law to comply with the ADA provisions, and are typically obligated to cover costs of compliance, if required changes involve greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. As a result, the Company could be required to expend funds to comply with the provisions of the ADA, which could adversely affect the results of operations and financial condition and its ability to make distributions to shareholders. In addition, the Company is required to operate the properties in compliance with fire and safety regulations, building codes and other land use regulations, as they may be adopted by governmental agencies and bodies and become applicable to the properties. The Company may be required to make substantial capital expenditures to comply with those requirements, and these expenditures could have a material adverse effect on its ability to meet the financial obligations and make distributions to shareholders.

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

The Company May Issue Additional Securities Without Shareholder Approval

The Company can issue preferred shares and common shares without shareholder approval subject to certain limitations in the Company’s Amended and Restated Articles of Incorporation. Holders of preferred shares have priority over holders of common shares, and the issuance of additional shares reduces the interest of existing holders in the Company.

The Company’s Executive Officers Have Agreements That Provide Them with Benefits in the Event of a Change in Control of the Company or if Their Employment is Terminated Without Cause

The Company has entered into employment and other agreements with certain executive officers that provide them with severance benefits if their employment ends under certain circumstances following a change in control of the Company or if the Company terminates the executive officer “without cause” as defined in the employment agreements. These benefits could increase the cost to a potential acquirer of the Company and thereby prevent or deter a change in control of the Company that might involve a premium price for the common shares or otherwise affect the interests of shareholders.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

At December 31, 2007, the Portfolio Properties included 710 shopping centers (including 317 centers owned through unconsolidated joint ventures and 40 that are otherwise consolidated by the Company) and seven business centers. The shopping centers consist of 677 community shopping centers, 26 enclosed malls and seven lifestyle centers. The Portfolio Properties also include more than 1,600 undeveloped acres, primarily shopping centers, development sites and parcels, located adjacent to certain of the shopping centers. The shopping centers aggregate approximately 116.2 million square feet of Company-owned Gross Leasable Area (“GLA”) (approximately 148.3 million square feet of total GLA) and are located in 45 states, plus Puerto Rico and Brazil. These centers are principally in the Southeast and Midwest, with significant concentrations in Florida, Georgia and New York. The Company also has assets under development in Canada and Russia. The business centers aggregate 0.8 million square feet of Company-owned GLA and are located in five states, primarily in Maryland.

The Company’s shopping centers are designed to attract local area customers and are typically anchored by two or more national tenant anchors (such as Wal-Mart, Kohl’s or Target). The properties often include a supermarket, drug store, junior department store and/or other major “category-killer” discount retailers as additional anchors or tenants. The tenants of the shopping centers typically offer day-to-day necessities rather than high-priced luxury items. As one of the nation’s largest owners and operators of shopping centers, the Company has established close relationships with a large number of major national and regional retailers, many of which occupy space in the shopping centers.

Shopping centers make up the largest portion of the Company’s shopping center portfolio, constituting 104.9 million (90.3%) square feet of Company-owned GLA. Enclosed malls account for 8.6 million square feet (7.4%) of Company-owned GLA, and lifestyle centers account for 2.7 million square feet (2.3%) of Company-owned GLA. At December 31, 2007, the average annualized base rent per square foot of Company-owned GLA of the Company’s 353 wholly-owned shopping centers was $11.53. For the 357 shopping centers owned through joint ventures, 40 of which are consolidated, annualized base rent per square foot was $12.86. The average annualized base rent per square foot of the Company’s business centers was $11.09.

Information as to the Company’s ten largest tenants based on total annualized rental revenues and Company-owned GLA at December 31, 2007, is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K. In addition, as of December 31, 2007, unless otherwise indicated, with respect to the 710 shopping centers:

•	167 of these properties are anchored by a Wal-Mart, Kohl’s or Target store;

•	These properties range in size from 10,000 square feet to approximately 1,100,000 square feet of total GLA (with 95 properties exceeding 400,000 square feet of total GLA);

•	Approximately 68.4% of the aggregate Company-owned GLA of these properties is leased to national tenants, including subsidiaries of national tenants, approximately 16.9% is leased to regional tenants and approximately 9.6% is leased to local tenants;

•	Approximately 94.9% of the aggregate Company-owned GLA of these properties was occupied as of December 31, 2007. With respect to the properties owned by the Company, or one of its joint ventures, as of December 31 of each of the last five years beginning with 2003, between 94.3% and 95.3% of the aggregate Company-owned GLA of these properties was occupied;

•	Six wholly-owned properties are currently being expanded by the Company, and six properties owned by joint ventures are being expanded and

•	Eleven wholly-owned properties and four joint venture properties are currently being developed by the Company.

Tenant Lease Expirations and Renewals

The following table shows tenant lease expirations for the next ten years at the Company’s 353 wholly-owned shopping centers and seven business centers, assuming that none of the tenants exercise any of their renewal options:

				Average
				Base	Percentage of	Percentage of
			Annualized	Rent Per	Total Leased	Total Base
		Approximate	Base Rent	Sq. Foot	Sq. Footage	Rental Revenues
	No. of	Lease Area in	Under Expiring	Under	Represented	Represented by
Expiration	Leases	Square Feet	Leases	Expiring	by Expiring	Expiring
Year	Expiring	(Thousands)	(Thousands)	Leases	Leases	Leases

2008	824	3,303	$44,036	$13.33	6.0%	7.5%
2009	749	4,283	53,782	12.56	7.8	9.2
2010	699	4,350	51,501	11.84	7.9	8.8
2011	706	4,901	64,078	13.08	8.9	11.0
2012	598	5,397	63,066	11.68	9.8	10.8
2013	271	3,865	40,299	10.43	7.0	6.9
2014	174	3,202	34,508	10.78	5.8	5.9
2015	170	3,158	34,700	10.99	5.8	5.9
2016	156	2,519	31,389	12.46	4.6	5.4
2017	165	3,182	37,358	11.74	5.8	6.4

Total	4,512	38,160	$454,717	$11.92	69.4%	77.8%

The following table shows tenant lease expirations for the next ten years at the Company’s 357 joint venture shopping centers, including 40 consolidated shopping centers, assuming that none of the tenants exercise any of their renewal options:

				Average
				Base	Percentage of
			Annualized	Rent Per	Total Leased	Percentage of
		Approximate	Base Rent	Sq. Foot	Sq. Footage	Total Base
	No. of	Lease Area in	Under Expiring	Under	Represented	Rental Revenues
Expiration	Leases	Square Feet	Leases	Expiring	by Expiring	Represented by
Year	Expiring	(Thousands)	(Thousands)	Leases	Leases	Expiring Leases

2008	1,245	3,208	$55,412	$17.27	5.2%	7.4%
2009	1,085	4,334	61,826	14.27	7.0	8.3
2010	1,034	5,183	75,052	14.48	8.4	10.1
2011	1,086	5,823	92,498	15.88	9.4	12.4
2012	1,010	5,716	90,964	15.91	9.3	12.2
2013	357	3,653	47,713	13.06	5.9	6.4
2014	198	3,406	41,347	12.14	5.5	5.6
2015	153	3,050	34,675	11.37	4.9	4.7
2016	163	3,887	41,314	10.63	6.3	5.6
2017	135	2,907	36,162	12.44	4.7	4.9

Total	6,466	41,167	$576,963	$14.02	66.6%	77.6%

The rental payments under certain of these leases will remain constant until the expiration of their base terms, regardless of inflationary increases. There can be no assurance that any of these leases will be renewed or that any replacement tenants will be obtained if not renewed.

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

	Alabama
1	Birmingham, AL	Brook Highland Plaza 5291 Hwy. 280 South	35242	SC	Fee	1994/2003	1994	100%	427,087	$4,521,346	$10.36	89.1%	Dick’s Sporting Goods (2017), Goody’s (2009), Lowe’s (2023), Stein Mart (2011), Office Max (2011), Michaels (2009), Homegoods (2016), Books-A-Million (2010), Ross Dress For Less (2014)
2	Birmingham, AL	Eastwood Festival Center 7001 Crestwood Blvd.	35210	SC	Fee	1989/1999	1995	100%	300,280	$1,112,092	$7.20	51.5%	Dollar Tree (2009), Burlington Coat Factory (2008), Western Supermarkets (Not Owned), Home Depot (Not Owned)
3	Birmingham, AL	River Ridge US Highway 280	35242	SC	Fee (3)	2001	2007	15%	172,304	$2,701,215	$16.17	97%	Staples (2016), Linens ’N Things (2012), Best Buy (2017), Super Target (Not Owned)
4	Birmingham, AL	Riverchase Promenade (I) Montgomery Highway	35244	SC	Fee (3)	1989	2002	14.5%	120,108	$1,728,720	$15.16	95%	Marshalls (2009), Goody’s (Not Owned), Toys “R” Us (Not Owned)
5	Cullman, AL	Lowe’s Home Improvement - Cull 1717 Cherokee Ave. SW	35055	SC	Fee	1998	2007	100%	101,287	$682,500	$6.74	100%	Lowes’s (2015)
6	Dothan, AL	Circuit City - Dothan 2821 Montgomery Hwy.	36303	SC	Fee	2004	2007	100%	33,906	$567,926	$16.75	100%	Circuit City (2020)
7	Dothan, AL	Shops on the Circle 3500 Ross Clark Circle	36303	SC	Fee	2000	2007	100%	149,085	$1,664,555	$11.56	96.6%	Old Navy (2010), T.J. Maxx (2010), Office Max (2016)
8	Florence, AL	Cox Creek Shopping Center 374-398 Cox Creek Parkway	35360	SC	Fee (3)	2001	2007	15%	173,989	$1,831,420	$11.17	94.3%	Best Buy (2017), Michaels (2011), Dick’s Sporting Goods (2017), Linens ’N Things (2011), Target (Not Owned)
9	Gadsden, AL	East Side Plaza 3010-3036 E. Meighan Boulevard	35903	SC	Fee	1979/2004	2003	100%	85,196	$271,898	$5.13	62.3%	Fred’s (2009), Food World (Not Owned)
10	Huntsville, AL	Westside Centre 6275 University Dr.	35806	SC	Fee (3)	2002	2007	15%	475,307	$5,199,645	$11.57	94.5%	Babies “R” Us (2012), Marshalls (2011), Bed Bath & Beyond (2012), Michaels (2011), Goody’s (2016), Dick’s Sporting Goods (2017), Stein Mart (2011), Ross Dress For Less (2013), CompUSA (2016), Target (Not Owned)
11	Opelika, AL	Pepperell Corners 2300-2600 Pepperell Parkway	36801	SC	Fee	1995	2003	100%	306,224	$1,438,900	$5.77	81.5%	Lowe’s (2012), Goody’s (2010), Steve & Barry’s (2014)
12	Scottsboro, AL	Scottsboro Marketplace 24833 John P Reid Parkway	35766	SC	Fee	1999	2003	100%	40,560	$458,118	$11.29	100%	Goody’s (2011), Wal-Mart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

13	Tuscaloosa, AL	Mcfarland Plaza 2600 Mcfarland Bldg. E.	35404	SC	Fee (3)	1999	2007	15%	229,323	$1,681,254	$8.67	84.6%	Stein Mart (2009), Old Navy (2011), Circuit City (2020), Office Max (2015), Toys “R” Us (2011)
	Arizona
14	Ahwatukee, AZ	Foothills Towne Center (II) 4711 East Ray Road	85044	SC	Fee (3)	1996	1999	50%	647,883	$10,563,389	$16.02	98.1%	Jo-Ann Stores (2010), Best Buy (2014), AMC Theatres (2021), Bassett Furniture (2010), Ashley Furniture Homestore (2011), Barnes & Noble (2012), Babies “R” Us (2012), Stein Mart (2011), Ross Dress For Less (2012), Office Max (2012)
15	Chandler, AZ	Mervyns Plaza 2992 North Alma School Road	85224	MV	Fee	1985	2005	50%	74,862	$686,664	$9.17	100%	Mervyns (2020)
16	Mesa, AZ	Superstition Springs Center 6505 E. Southern Avenue	85206	MV	Fee	1990	2005	50%	86,858	$1,174,612	$13.52	100%	Mervyns (2020)
17	Phoenix, AZ	Arrowhead Crossing 7553 West Bell Road	85382	SC	Fee (3)	1995	1996	50%	346,428	$4,687,524	$13.59	99.6%	Staples (2009), Mac Frugal’s (2010), Barnes & Noble (2011), T.J. Maxx (2011), Circuit City (2016), DSW Shoe Warehouse (2017), Bassett Furniture (2009), Linens ’N Things (2011), Fry’s (Not Owned), Homegoods (2012)
18	Phoenix, AZ	Phoenix Spectrum Mall 1703 W. Bethany Home Rd.	85015	SC	GL(3)	1961	2004	20%	421,537	$6,703,753	$11.02	98.1%	Wal-Mart (2023), Costco Wholesale (2020), Ross Dress For Less (2013), PetSmart (2019), JCPenney (2037), Harkins Theatre (2022), Dillard’s (Not Owned), Target (Not Owned)
19	Phoenix, AZ	Deer Valley Towne Center 2805 West Aqua Fria Freeway	85027	SC	Fee	1996	1999	100%	194,009	$3,122,661	$15.74	100%	Ross Dress For Less (2009), Office Max (2013), PetSmart (2014), Michaels (2009), Target (Not Owned), AMC Theatres (Not Owned)
20	Phoenix, AZ	Deer Valley 4255 W. Thunderbird Road	85053	MV	Fee	1979	2005	50%	81,009	$835,441	$10.31	100%	Mervyns (2020)
21	Phoenix, AZ	Paradise Village Gateway Tatum & Shea Blvd. S.	85028	SC	Fee	1997/2004	2003	67%	223,658	$4,487,381	$18.54	96.7%	Bed Bath & Beyond (2011), Ross Dress For Less (2012), PetSmart (2015), Staples (2010), Albertson’s (2016)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

22	Phoenix, AZ	Silver Creek Plaza 4710 E. Ray Road	85044	MV	Fee	1994	2005	50%	76,214	$872,896	$11.45	100%	Mervyns (2020)
23	Tucson, AZ	Santa Cruz Plaza 3660 South 16th Avenue	85713	MV	Fee	1982	2005	50%	76,126	$523,321	$6.87	100%	Mervyns (2020)
	Arkansas
24	Fayetteville, AR	Spring Creek Centre 464 E. Joyce Boulevard	72703	SC	Fee (3)	1997/1999/ 2000/2001	1997	14.5%	262,827	$3,024,078	$11.82	97.4%	T.J. Maxx (2011), Best Buy (2017), Goody’s (2013), Old Navy (2010), Bed Bath & Beyond (2009), Home Depot (Not Owned), Wal-Mart Super Center (Not Owned)
25	Fayetteville, AR	Steele Crossing 3533-3595 N. Shiloh Dr.	72703	SC	Fee (3)	2003	2003	14.5%	50,314	$1,020,076	$14.69	100%	Kohl’s (2022), Target (Not Owned)
26	N. Little Rock, AR	McCain Plaza 4124 East McCain Boulevard	72117	SC	Fee	1991/2004	1994	100%	295,013	$1,930,229	$6.96	94%	Bed Bath & Beyond (2013), T.J. Maxx (2009), Cinemark (2011), Burlington Coat Factory (2014), Michaels (2014), Sports Authority (2013)
27	Russellville, AR	Valley Park Centre 3093 East Main Street	72801	SC	Fee	1992	1994	100%	266,539	$1,637,524	$6.57	93.5%	Hobby Lobby (2016), Stage (2010), JCPenney (2012), Belk (2021)
	Brazil
28	Brasilia	Patio Brasil Shopping Scs Quadra 07 Bl A	70307-902	MM	Fee	1997/2001	2006	4.85%	330,025	$12,160,862	$37.30	98.8%	Lojas Americanas (2999), Otoch (2007), Riachuelo (2017), Renner (2011), Centauro (2007), C&A (Not Owned)
29	Campinas	Parque Dom Pedro Av. Guilherme Campos, 500	01387-001	MM	Fee	2001	2006	48.27%	1,370,568	$25,351,073	$19.06	97.1%	Republique Veiculos (2011), Lojas Americanas (2014), Casas Bahia (2011), Centauro (2012), Pet Center Marginal (2010), Marisa (2016), Star Bowling (2007), Big (2017), Etna (2015), Alpini Veiculos (2012), Ventuno Multimarcas (2012), Pernambucanas (2012), Formula Academia (2014), Riachuelo (2012), Zara (2014), Renner (2014), Fnac (2012), Multiplex P.D.Pedro (2012), Center Lider (2009), C&A (Not Owned)
30	Estrada Do Campo Limpo	Campo Limpo Shopping Estrada Do Campo Limpo 459	05777-001	MM	Fee	2005	2006	9.32%	217,230	$3,289,720	$16.42	92.2%	C&A (2016), Marisa (2016), Compre Bem (2012), Casas Bahia (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

31	Franca	Franca Shopping Av. Rio Negro, 1100	14406-901	MM	Fee	1993	2006	30.06%	195,976	$1,716,986	$9.91	88.4%	C&A (2016), Casas Bahia (2009), Magazine Luiza (2010), Lojas Americanas (2014), C&C (2011)
32	Sao Bernardo Do Campo	Shopping Metropole Praca Samuel Sabatine, 200	09750-902	MM	Fee	1980/95/97	2006	4.66%	277,393	$8,405,690	$35.58	85.2%	Lojas Americanas (2008), Renner (2008)
33	Sao Paulo	Boavista Shopping Rua Borba Gato, 59	04747-030	MM	Fee	2004	2006	46.61%	279,039	$3,484,814	$13.55	92.2%	C&A (2014), Marisa & Familia (2014), Americanas Express (2017), Sonda (2999)
34	Sao Paulo	Shopping Penha Rua Dr. Joao Ribeiro, 304	03634-010	MM	Fee	1992/2004	2006	34.1%	323,509	$6,142,445	$20.11	94.4%	Marisa (2017), Sonda (2014), Lojas Americanas (2013), Kalunga (2010), C&A (2014)
35	Sao Paulo	Plaza Sul Praca Leonor Kaupa	04151-100	MM	Fee	1994	2006	9.32%	255,299	$8,314,502	$35.05	92.9%	Lojas Americanas (2011), Luigi Bertolli (2007), Camicado (2010), Monday Academia (2009), Renner (2010), C&A (Not Owned)
36	Sao Paulo	Tivoli Shopping Av. Santa Barbara, 777	13456-080	MM	Fee	1993/2006	2006	11.65%	234,167	$2,967,741	$12.89	98.4%	Lojas Americanas (2014), Unimed (2010), Magazine Luiza (2008), C&A (2016), C&C (2011), Paulistao (2016)
	California
37	Anaheim, CA	Anaheim Hills Festival Center 8100 E Santa Canyon Road	92808	MV	Fee	1992	2005	50%	77,883	$1,327,550	$17.05	100%	Mervyns (2020)
38	Antioch, CA	County East Shopping Center 2602 Somersville Road	94509	MV	Fee	1970	2005	50%	75,339	$1,204,783	$15.99	100%	Mervyns (2020)
39	Buena Park, CA	Buena Park Mall and Entertain 100 Buena Park	90620	SC	Fee (3)	1965	2004	20%	724,041	$9,689,616	$16.80	78.4%	Circuit City (2018), DSW Shoe Warehouse (2013), Ross Dress For Less (2010), Bed Bath & Beyond (2011), Steve & Barry’s (2014), 24 Hour Fitness (2022), Kohl’s (2024), Krikorian Premier Theatres (2023), Michaels (2014), Sears (Not Owned), Wal-Mart (Not Owned)
40	Burbank, CA	Burbank Town Center 245 E Magnolia Blvd.	91502	MV	GL	1991	2005	50%	89,182	$1,657,357	$18.58	100%	Mervyns (2020)
41	Chino, CA	Chino Town Square Shopping 5517 Philadelphia	91710	MV	Fee	1986	2005	50%	81,282	$887,461	$10.92	100%	Mervyns (2020)
42	Clovis, CA	Sierra Vista Mall 1000 Shaw Avenue	93612	MV	GL	1988	2005	50%	75,088	$728,280	$9.70	100%	Mervyns (2020)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

43	Culver City, CA	Circuit City - Culver City 5660 Sepulveda Blvd.	90230	SC	Fee	1998	2007		100%	32,873	$680,062	$20.69	100%	Circuit City (2018)
44	El Cajon, CA	Westfield Shopping Town 565 Fletcher Parkway	92020	MV	GL	1989	2005		50%	85,744	$1,278,652	$14.91	100%	Mervyns (2020)
45	Fairfield, CA	Westfield Solano Mall 1451 Gateway Blvd.	94533	MV	Fee	1981	2005		50%	89,223	$1,658,388	$18.59	100%	Mervyns (2020)
46	Folsom, CA	Folsom Square 1010 E. Bidwell Street	95630	MV	Fee	2003	2005		50%	79,080	$1,177,733	$14.89	100%	Mervyns (2020)
47	Foothill Ranch, CA	Foothills Ranch Town Centre 26732 Portola Parkway	92610	MV	Fee	1993	2005		50%	77,934	$1,071,612	$13.75	100%	Mervyns (2020)
48	Garden Grove, CA	Garden Grove Center 13092 Harbor Blvd.	92843	MV	Fee	1982	2005		50%	83,746	$767,815	$9.17	100%	Mervyns (2020)
49	Lancaster, CA	Valley Central - Discount 44707-44765 Valley Central Way	93536	SC	Fee (3)	1990	2000		20%	353,483	$3,204,854	$13.89	65.3%	Marshalls (2012), Circuit City (2011), Staples (2008), Cinemark (2017), 99 Cents Only (2014), Costco (Not Owned)
50	Lompac, CA	Mission Plaza 1600 North H Street	93436	MV	Fee	1992	2005		50%	62,523	$357,898	$5.72	100%	Mervyns (2020)
51	Long Beach, CA	The Pike 95 South Pine Ave.	90802	SC	GL	2005	1	*	100%	275,911	$4,256,810	$14.65	92.9%	Cinemark (2008), Borders (2016), Club V2O (2019)
52	Madera, CA	Madera 1467 Country Club Drive	93638	MV	Fee	1990	2005		50%	59,720	$204,959	$3.43	100%	Mervyns (2020)
53	North Fullerton, CA	North Fullerton 200 Imperial Highway	92835	MV	Fee	1991	2005		50%	76,360	$787,583	$10.31	100%	Mervyns (2020)
54	Northridge, CA	Northridge Plaza 8800 Corbin Ave.	91324	MV	GL	1980	2005		50%	75,326	$553,493	$7.35	100%	Mervyns (2020)
55	Oceanside, CA	Ocean Place Cinemas 401-409 Mission Avenue	92054	SC	Fee	2000	2000		100%	79,775	$1,263,675	$16.47	96.2%	Regal Cinemas (2014)
56	Palmdale, CA	Antelope Valley Mall 1305 W Rancho Vista Blvd.	93551	MV	Fee	1992	2005		50%	76,550	$845,845	$11.05	100%	Mervyns (2020)
57	Pasadena, CA	Paseo Colorado 280 East Colorado Blvd.	91101	LC	Fee	2001	2003		100%	556,961	$11,761,483	$22.21	95.1%	Gelson’s Market (2021), Loehmann’s (2015), Equinox (2017), Macy’s (2010), Pacific Theatres (2016), DSW Shoe Warehouse (2011), J.Jill (2012), P.F. Changs China Bistro (2016), Bombay Company (2011), Tommy Bahama (2011), Sephora (2011)
58	Pleasant Hill, CA	Downtown Pleasant Hill 2255 Contra Costa Blvd. #101	94523	SC	Fee (3)	1999/2000	2001		20%	345,930	$6,938,208	$20.77	96.6%	Save Mart (2020), Michaels (2010), Borders (2015), Ross Dress For Less (2010), Bed Bath & Beyond (2010), Century Theatres (2016)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

59	Porterville, CA	Porterville Market Place 1275 West Henderson Avenue	93257	MV	Fee	1991	2005	50%	76,378	$525,402	$6.88	100%	Mervyns (2020)
60	Redding, CA	Shasta Center 1755 Hilltop Drive	96002	MV	Fee	1984	2005	50%	61,363	$632,563	$10.31	100%	Mervyns (2020)
61	Richmond, CA	Hilltop Plaza 3401 Blume Drive	94803	SC	Fee (3)	1996/2000	2002	20%	245,774	$3,788,040	$15.78	97.7%	Office Max (2011), PetSmart (2012), Ross Dress For Less (2013), Barnes & Noble (2011), Circuit City (2017), Century Theatres (2016)
62	San Diego, CA	Southland Plaza Shopping 575 Saturn Blvd.	92154	MV	Fee	1982	2005	50%	75,207	$1,034,158	$13.75	100%	Mervyns (2020)
63	San Diego, CA	College Grove Shopping Center 3450 College Avenue	92115	MV	Fee	1991	2005	50%	73,872	$863,505	$11.69	100%	Mervyns (2021)
64	San Francisco, CA	Van Ness Plaza 215 1000 Van Ness Avenue	94109	SC	Fee	1998	2002	100%	123,755	$3,797,368	$36.79	83.4%	AMC Theatres (2030), Crunch Fitness (2008)
65	Santa Maria, CA	Town Center West 201 Town Center West	93458	MV	Fee	1988	2005	50%	84,886	$778,219	$9.17	100%	Mervyns (2020)
66	Santa Rosa, CA	Santa Rosa Plaza 600 Santa Rosa Plaza	95401	MV	Fee	1981	2005	50%	90,348	$1,557,479	$17.24	100%	Mervyns (2020)
67	Slatten Ranch, CA	Slatten Ranch Shopping Center 5849 Lone Tree Way	94531	MV	Fee	2002	2005	50%	78,819	$1,354,601	$17.19	100%	Mervyns (2020)
68	Sonora, CA	Sonora Crossroad Shopping 1151 Sanguinetti Road	95370	MV	Fee	1993	2005	50%	62,214	$748,048	$12.02	100%	Mervyns (2020)
69	Tulare, CA	Arbor Faire Shopping Center 1675 Hillman Street	93274	MV	Fee	1991	2005	50%	62,947	$577,422	$9.17	100%	Mervyns (2020)
70	Ukiah, CA	Ukiah 437 North Orchard Avenue	95482	MV	Fee	1990	2005	50%	58,841	$337,090	$5.73	100%	Mervyns (2020)
71	Valencia, CA	Mervyns Valencia 24235 Magic Mountain Pky.	91355	SC	GL	1986	2006	100%	75,590	$970,020	$12.83	100%	Mervyns (2035)
72	West Covina, CA	West Covina Shopping Center 2753 E. Eastland Center Dr.	91791	MV	GL	1979	2005	50%	79,800	$1,576,206	$19.75	100%	Mervyns (2020)
	Colorado
73	Aurora, CO	Pioneer Hills 5400-5820 South Parker	80012	SC	Fee (3)	2003	2003	14.5%	127,215	$2,469,816	$17.85	99%	Bed Bath & Beyond (2012), Office Depot (2017), Home Depot (Not Owned), Wal-Mart (Not Owned)
74	Broomfield, CO	Flatiron Marketplace Garden 1 West Flatiron Circle	80021	SC	Fee	2001	2003	100%	252,035	$4,913,435	$20.61	94.6%	Nordstrom Rack (2011), Linens ’N Things (2017), Best Buy (2016), Office Depot (2016), Great Indoors (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

75	Denver, CO	Centennial Promenade 9555 E. County Line Road	80223	SC	Fee	1997/ 2002	1997		100%	408,337	$7,122,762	$17.50	99.7%	Golfsmith Golf Center (2012), Soundtrack (2017), Ross Dress For Less (2013), Office Max (2012), Michaels (2012), Toys “R” Us (2011), Borders (2017), Loehmann’s (2012), Recreational Equipment (Not Owned), Home Depot (Not Owned)
76	Denver, CO	Tamarac Square 7777 E. Hampden	80231	SC	Fee	1976	2001		100%	174,780	$2,036,135	$13.51	74.5%	Regency Theatres Tamarac Square (2008)
77	Denver, CO	University Hills 2730 South Colorado Boulevard	80222	SC	Fee	1997	2003		100%	244,383	$4,291,643	$17.56	100%	Linens ’N Things (2013), Pier 1 Imports (2014), Office Max (2012), 24 Hour Fitness (2021), King Soopers (2017)
78	Fort Collins, CO	Mulberry & Lemay Crossings Mulberry St. & S. Lemay Ave.	80525	SC	Fee	2004	2003		100%	18,988	$429,726	$22.63	100%	Wal-Mart (Not Owned), Home Depot (Not Owned)
79	Highland Ranch, CO	Circuit City - Highland Ranch 8575 South Quebec St.	80130	SC	Fee	1998	2007		100%	43,480	$443,625	$10.20	100%	Circuit City (2018)
80	Littleton, CO	Aspen Grove 7301 South Santa Fe	80120	LC	Fee	2002	1	*	100%	231,450	$6,184,680	$27.99	89.6%	Coldwater Creek (2011), Talbots (2012), Ann Taylor (2012), Banana Republic (2012), Gap (2012), Williams-Sonoma (2014), J.Jill (2012), Bombay Company (2012), Pier 1 Imports (2011), Joseph A. Bank Clothiers (2012), Buca di Beppo (2013), Champps (2022), Pottery Barn (2014)
81	Parker, CO	Parker Pavilions 11153-11183 South Parker Road	80134	SC	Fee (3)	2003	2003		14.5%	89,631	$1,475,376	$18.48	83.6%	Office Depot (2016), Wal-Mart (Not Owned), Home Depot (Not Owned)
82	Parker, CO	Flatacres Marketcenter South Parker Road	80134	SC	GL (3)	2003	2003		14.5%	116,644	$2,044,429	$14.96	100%	Bed Bath & Beyond (2014), Gart Sports (2014), Michaels (2013), Kohl’s (Not Owned)
	Connecticut
83	Manchester, CT	Manchester Broad Street 286 Broad Street	06040	SC	Fee	1995/ 2003	2007		100%	68,509	$1,019,564	$14.88	100%	Stop & Shop (2028)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

84	Plainville, CT	Connecticut Commons I-84 & Rte. 9	06062	SC	Fee (3)	1999/ 2001	1	*	14.5%	463,338	$6,113,858	$11.89	93.9%	Lowe’s (2019), Loew’s Cinema (2019), Kohl’s (2022), DSW Shoe Warehouse (2015), Dick’s Sporting Goods (2020), PetSmart (2015), A.C. Moore (2014), Old Navy (2011), Linens ’N Things (2017)
85	Waterbury, CT	Naugatuck Valley Shopping Center 950 Wolcott Street	06705	SC	Fee (3)	2003	2007		15%	232,085	$4,214,380	$16.83	91%	Wal-Mart (2027), Bob’s Stores (2017), Linens ’N Things (2017), Stop & Shop (2021), Staples (2018)
86	Windsor Court, CT	Windsor Court Shopping Center 1095 Kennedy Road	06095	SC	Fee	1993	2007		100%	78,480	$1,367,383	$17.42	100%	Stop & Shop (2013)
	Florida
87	Apopka, FL	Piedmont Plaza 2302-2444 E Semoran Blvd.	32703	SC	Fee (3)	2004	2007		14.5%	148,075	$1,099,498	$8.23	90.3%	Beall’s (2019), Albertson’s (Not Owned)
88	Bayonet Point, FL	Point Plaza US 19 & St. Rte. 52	34667	SC	Fee	1985/ 2003	1/2	*	100%	209,714	$1,372,068	$6.54	100%	Publix Super Markets (2010), Beall’s (2014), T.J. Maxx (2010)
89	Boynton Beach, FL	Meadows Square Hypoluxo Rd. N. Congress Ave.	33461	SC	Fee (3)	1986	2004		20%	106,224	$1,344,228	$13.91	91%	Publix Super Markets (2011)
90	Boynton Beach, FL	Aberdeen Square 4966 Le Chalet Blvd.	33426	SC	Fee (3)	1990	2007		20%	70,555	$680,775	$10.21	94.5%	Publix Super Markets (2010)
91	Boynton Beach, FL	Boynton Commons 333-399 Congress Ave.	33426	SC	Fee (3)	1998	2007		15%	210,488	$3,102,856	$14.74	100%	Barnes & Noble (2013), PetSmart (2014), Sports Authority (2013), Bed Bath & Beyond (2014)
92	Boynton Beach, FL	Village Square at Golf 3775 W Woolbright Rd.	33436	SC	Fee (3)	1983/2002	2007		20%	126,486	$1,835,845	$14.17	94.1%	Publix Super Markets (2008)
93	Bradenton, FL	Cortez Plaza Cortez Road West & US Highway 41	34207	SC	Fee	1966/1988	2007		100%	289,045	$3,006,241	$10.66	97.6%	Publix Super Markets (2008), Burlington Coat Factory (2013), PetSmart (2012), Circuit City (2010)
94	Bradenton, FL	Creekwood Crossing 7395 52nd Place East	34203	SC	Fee (3)	2001	2007		20%	180,746	$2,433,239	$11.74	98.2%	Beall’s (2016), Beall’s Outlet (2014), Lifestyle Family Fitness (2014), Macy’s Furniture & Matress Clearance Center (2009)
95	Bradenton, FL	Lakewood Ranch 1755 Lakewood Ranch Blvd.	34211	SC	Fee (3)	2001	2007		20%	69,471	$940,562	$12.10	98.2%	Publix Super Markets (2021)
96	Brandon, FL	Brandon Blvd. Shoppes 1930 St. Rte. 60 E.	33594	SC	Fee	1994	2007		100%	85,377	$968,959	$11.73	96.8%	Publix Super Markets (2014)
97	Brandon, FL	Kmart Shopping Center 1602 Brandon Blvd.	33511	SC	GL	1972/1997/ 2003	2	*	100%	161,900	$792,708	$3.62	100%	Kmart (2012), Kane Furniture (2022)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

98	Brandon, FL	Lake Brandon Plaza Causeway Boulevard	33511	SC	Fee (3)	1999	2003		14.5%	148,267	$1,877,040	$11.71	99.1%	CompUSA (2017), Jo-Ann Stores (2017), Babies “R” Us (2013), Publix Super Markets (2019)
99	Brandon, FL	Lake Brandon Village Causeway Boulevard	33511	SC	Fee (3)	1997/2004	2003		14.5%	113,986	$1,489,372	$13.07	100%	Linens ’N Things (2014), Sports Authority (2018), PetSmart (2020), Lowe’s (Not Owned)
100	Brandon, FL	Albertsons at Bloomingdale Hill 10817-10863 Bloomingdale Avenue	33569	SC	Fee	2002	2007		100%	17,400	$542,013	$20.43	98.9%	Albertson’s (2027)
101	Brandon, FL	Shoppes of Lithia 3461 Lithia Pinecrest Road	33594	SC	Fee (3)	2003	2007		20%	71,430	$1,071,490	$15.70	95.5%	Publix Super Markets (2023)
102	Casselberry, FL	Casselberry Commons 1455 S. Semoran Blvd.	32707	SC	Fee (3)	1973/1998	2007		20%	233,176	$2,083,037	$8.82	88.7%	Publix Super Markets (2007), Ross Dress For Less (2013), Stein Mart (2015)
103	Citrus Hills, FL	Citrus Hills 2601 Forest Ridge Blvd.	34442	SC	Fee (3)	1994/2003	2007		20%	68,927	$723,427	$10.50	100%	Publix Super Markets (2014)
104	Clearwater, FL	Clearwater Collection 21688-21800 US Hwy.19 North	33765	SC	Fee	1995/2005	2007		100%	132,023	$1,483,948	$12.57	89.4%	L.A. Fitness International (2022), Floor & Decor (2017)
105	Crystal River, FL	Crystal Springs Shopping Center 6760 W. Gulf to Lake	34429	SC	Fee (3)	2001	2007		20%	66,986	$706,685	$11.10	95.1%	Publix Super Markets (2021)
106	Crystal River, FL	Crystal River Plaza 420 Sun Coast Hwy.	33523	SC	Fee	1986/2001	1/2	*	100%	169,149	$856,109	$7.58	66.8%	Beall’s (2012), Beall’s Outlet (2011)
107	Dania Beach, FL	Bass Pro Outdoor World 200 Gulf Stream Way	33004	SC	Fee	1999	2007		100%	165,000	$1,600,000	$9.70	100%	Bass Pro Outdoor World (2014)
108	Dania, FL	Sheridan Square 401-435 E. Sheridan Street	33004	SC	Fee (3)	1991	2007		20%	67,475	$674,231	$10.38	96.2%	Publix Super Markets (2011)
109	Davie, FL	Paradise Promenade 5949-6029 Stirling Road	33314	SC	Fee (3)	2004	2007		20%	74,493	$1,110,843	$15.98	93.3%	Publix Super Markets (2023)
110	Daytona Beach, FL	Volusia 1808 W. International Speedway Parkway	32114	SC	Fee	1984	2001		100%	76,087	$958,274	$13.25	95.1%	Marshalls (2010)
111	Daytona Beach, FL	KB Homes 1610 W. International Speedway Parkway	32114	SC	Fee	1998	2007		100%	22,255	$270,264	$12.14	100%	KB Homes (2010)
112	Daytona Beach, FL	PetSmart - Daytona Beach 1900 W. International Speedway Parkway	32114	SC	Fee	1996	2007		100%	26,194	$359,664	$13.73	100%	PetSmart (2021)
113	Deerfield Beach, FL	Hillsboro Square Hillsboro Blvd. & Highway One	33441	SC	Fee (3)	1978/2002	2007		15%	145,472	$1,893,233	$15.11	86.1%	Publix Super Markets (2022)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

114	Englewood, FL	Rotonda Plaza 5855 Placida Road	34224	SC	Fee	1991	2004		100%	46,835	$457,844	$10.08	97.0%	Kash n’ Karry (2011)
115	Ft. Meyers, FL	Market Place 13300 South Cleveland Avenue	33919	SC	Fee (3)	2004	2007		15%	107,179	$1,707,626	$14.44	100%	American Signature (2014), Total Wine & More (2016), DSW Shoe Warehouse (2016), Target (Not Owned)
116	Ft. Meyers, FL	Cypress Trace Cypress Lake Drive & US 41	33907	SC	Fee (3)	2004	2007		15%	276,288	$2,714,443	$9.89	99.3%	Beall’s (2010), Stein Mart (2013), Beall’s Outlet (2010), Ross Dress For Less (2012)
117	Ft. Walton Beach, FL	Shoppes at Paradise Pointe US Hwy. 98 & Perry Ave.	32548	SC	Fee (3)	1987/2000	2007		20%	83,929	$1,067,679	$13.14	96.8%	Publix Super Markets (2021)
118	Gulf Breeze, FL	Gulf Breeze Marketplace 3749-3767 Gulf Breeze Parkway	32561	SC	Fee	1998	2003		100%	29,827	$480,996	$16.13	100%	Wal-Mart (Not Owned), Lowe’s (Not Owned)
119	Hialeah, FL	Paraiso Plaza 3300-3350 W. 80th St.	33018	SC	Fee (3)	1997	2007		20%	60,712	$756,209	$13.82	90.1%	Publix Super Markets (2017)
120	Jacksonville, FL	Jacksonville Regional 3000 Dunn Avenue	32218	SC	Fee	1988	1995		100%	219,735	$1,300,420	$6.65	88.9%	JCPenney (2012), Winn Dixie Stores (2009)
121	Jacksonville, FL	Arlington Road Plaza 926 Arlington Road	32211	SC	Fee	1990/1999	2004		100%	182,098	$709,747	$7.06	55.2%	Food Lion (2010)
122	Kissimmee, FL	CVS Pharmacy #5040-01 3300 S. Orange Blossom Trail	34746	SC	Fee	1997	2007		100%	9,504	$220,316	$23.18	100%
123	Lake Mary, FL	Shoppes at Lake Mary 4155 West Lake Mary Blvd.	32746	SC	Fee (3)	2001	2007		15%	73,343	$1,450,750	$20.24	96.8%	Staples (2015)
124	Lake Wales, FL	Shoppes on the Ridge Highway 27 & Chalet Suzanne Road	33859	SC	Fee (3)	2003	2007		20%	115,671	$1,258,382	$12.64	86.1%	Publix Super Markets (2023)
125	Lakeland, FL	Highlands Plaza Shopping Ctr 2228 Lakelands Highland Road	33803	SC	Fee	1990	2004		100%	102,572	$832,132	$8.70	93.2%	Winn Dixie Stores (2017)
126	Largo, FL	Colonial Promenade Bardmoor Center 10801 Starkey Road	33777	SC	Fee (3)	1991	2007		20%	152,667	$1,910,208	$12.43	99.3%	Publix Super Markets (2011)
127	Lauderhill, FL	Universal Plaza 7730 West Commercial	33351	SC	Fee (3)	2002	2007		15%	49,505	$1,075,616	$22.83	95.2%	Target (Not Owned)
128	Melbourne, FL	Melbourne Shopping Center 1301-1441 S Babcock	32901	SC	Fee (3)	1960/1999	2007		20%	204,217	$1,405,454	$6.72	98.6%	Big Lots (2009), Publix Super Markets (2019)
129	Miami, FL	The Shops of Midtown 3401 N. Miami Avenue	33127	SC	Fee	2006	1	*	100%	235,884	$5,428,307	$19.73	100%	Circuit City (2022), Linens ’N Things (2017), Loehmann’s (2018), Marshalls (2017), Ross Dress For Less (2018), Target (2027), West Elm (2019)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

130	Miami, FL	Plaza Del Paraiso 12100 SW 127th Ave.	33186	SC	Fee (3)	2003	2007	20%	82,441	$1,139,682	$13.08	93.4%	Publix Super Markets (2023)
131	Miramar, FL	River Run Miramar Parkway & Palm Avenue	33025	SC	Fee (3)	1989	2007	20%	93,643	$1,085,532	$12.30	94.3%	Publix Super Markets (2009)
132	Naples, FL	Carillon Place 5010 Airport Road North	33942	SC	Fee (3)	1994	1995	14.50%	267,796	$3,343,323	$12.48	100%	Wal-Mart (2014), T.J. Maxx (2009), Circuit City (2015), Ross Dress For Less (2010), Beall’s (2009), Office Max (2010)
133	Naples, FL	Countryside 4025 Santa Barbara	34104	SC	Fee (3)	1997	2007	20%	73,986	$820,289	$11.27	98.4%	Winn Dixie Stores (2017)
134	New Tampa, FL	New Tampa Commons Bruce B Downs & Donna Michelle	33647	SC	Fee	2005	2007	100%	10,000	$331,360	$33.14	100%
135	Newport Richey, FL	Shoppes of Golden Acres 9750 Little Road	34654	SC	Fee (3)	2002	2007	20%	130,609	$1,479,415	$14.24	79.5%	Publix Super Markets (2022)
136	Ocala, FL	Steeplechase Plaza 8585 State Road 200	34481	SC	Fee	1993	2007	100%	92,180	$1,009,529	$10.95	100%	Publix Super Markets (2013)
137	Ocala, FL	Ocala West 2400 SW. College Road	32674	SC	Fee	1991	2003	100%	105,276	$858,132	$8.22	99.1%	Sports Authority (2012), Hobby Lobby (2016)
138	Ocoee, FL	West Oaks Towne Center 9537-49 W. Colonial	34761	SC	Fee (3)	2000	2007	20%	66,539	$1,151,462	$18.18	95.2%	Michaels (2010)
139	Orange Park, FL	The Village Shopping Center 950 Blanding Boulevard	32065	SC	Fee	1993/2000	2004	100%	72,531	$707,251	$9.75	100%	Beall’s (2009), Albertson’s (Not Owned)
140	Orlando, FL	Chickasaw Trails Shopping Center 2300 S. Chickasaw Trail	32825	SC	Fee (3)	1994	2007	20%	75,492	$899,371	$12.11	98.4%	Publix Super Markets (2014)
141	Orlando, FL	Circuit City Plaza Good Homes Road & Colonial Drive	32818	SC	Fee (3)	1999	2007	15%	78,625	$1,055,384	$15.29	87.8%	Staples (2015), Circuit City (2020)
142	Orlando, FL	Conway Plaza 4400 Curry Ford Road	32812	SC	Fee (3)	1985/1999	2007	20%	117,723	$1,155,759	$9.82	100%	Publix Super Markets (2019)
143	Orlando, FL	Sand Lake Corners 8111-8481 John Young Parkway	32819	SC	Fee (3)	1998/2000	2007	15%	197,716	$2,479,337	$12.95	96.9%	Lowe’s (Not Owned), Wal-Mart (Not Owned)
144	Orlando, FL	Skyview Plaza 7801 Orange Blossom Trail	32809	SC	Fee (3)	1994/1998	2007	20%	281,244	$2,504,712	$9.20	96.8%	Publix Super Markets (2013), Office Depot (2008), Kmart (2009), Circuit City (2008)
145	Ormond Beach, FL	Ormond Towne Square 1458 West Granada Blvd.	32174	SC	Fee	1993	1994	100%	234,042	$1,969,984	$8.81	95.5%	Beall’s (2018), Ross Dress For Less (2016), Publix Super Markets (2013)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

146	Oviedo, FL	Oviedo Park Crossing Rte. 417 & Red Bug Lake Road	32765	SC	Fee (3)	1999	1	*	20%	186,212	$2,026,466	$10.88	100%	Office Max (2014), Ross Dress For Less (2010), Michaels (2009), T.J. Maxx (2010), Linens ’N Things (2011), Lowe’s (Not Owned)
147	Palm Beach Gardens, FL	Northlake Commons Northlake Blvd.	33403	SC	Fee (3)	1987/2003	2007		20%	146,816	$1,728,597	$16.82	70%	Ross Dress For Less (2014), Home Depot (Not Owned)
148	Palm Harbor, FL	The Shoppes of Boot Ranch 300 East Lake Road	34685	SC	Fee	1990	1995		100%	52,395	$934,869	$18.88	94.5%	Target (Not Owned), Albertson’s (Not Owned)
149	Palm Harbor, FL	Publix Brooker Creek 36301 E. Lake Road	34685	SC	Fee (3)	1994	2007		20%	77,596	$890,627	$11.59	99%	Publix Super Markets (2014)
150	Pembroke Pines, FL	Flamingo Falls 2000-2216 N. Flamingo Road	33028	SC	Fee (3)	2001	2007		20%	108,565	$2,205,308	$21.91	92.7%
151	Pensacola, FL	Palafox Square 8934 Pensacola Blvd.	32534	SC	Fee	1988/1997/ 1999	1/2	*	100%	17,150	$246,347	$14.36	100%	Wal-Mart (Not Owned)
152	Plant City, FL	Plant City Crossing SWC of Interstate 4 & Thonotosassa Road	33563	SC	Fee	2001	2007		100%	85,252	$983,204	$11.94	96.6%	Publix Super Markets (2021)
153	Plant City, FL	Lake Walden Square 105-240 W. Alexander	33566	SC	Fee (3)	1992	2007		14.5%	132,448	$1,333,252	$10.07	100%	Kash n’ Karry (2012)
154	Plantation, FL	Fountains 801 South University Drive	33324	SC	Fee	1989	2007		100%	200,860	$3,568,138	$18.58	93.8%	Marshalls (2009)
155	Plantation, FL	Vision Works 801 South University Drive	33324	SC	Fee	1989	2007		100%	6,891	$159,170	$23.10	100%
156	Santa Rosa, FL	Watercolor Crossing 110 Watercolor Way	32459	SC	Fee (3)	2003	2007		20%	43,200	$637,979	$15.64	94.4%	Publix Super Markets (2024)
157	Sarasota, FL	Sarasota Pavilion 6511 Tamaimi Trail	34231	SC	Fee (3)	1999	2007		15%	324,985	$3,895,467	$11.91	98.8%	Stein Mart (2009), Publix Super Markets (2010), Michaels (2009), Old Navy (2010), Marshalls (2013), Bed Bath & Beyond (2015), Ross Dress For Less (2012), Books-A-Million (2011)
158	Silver Springs Shores, FL	Heather Island Plaza 7878 SE. Maricamp	34472	SC	Fee (3)	2005	2007		20%	70,970	$726,821	$10.42	98.3%	Publix Super Markets (2020)
159	Spring Hill, FL	Mariner Square 13050 Cortez Blvd.	34613	SC	Fee	1988/1997	1/2	*	100%	188,347	$1,643,724	$8.57	98.8%	Beall’s (2011), Ross Dress For Less (2014), Wal-Mart (Not Owned)
160	St. Petersburg, FL	Gateway Market Center 7751-8299 9th St. N.	33702	SC	Fee (3)	2000	2007		15%	231,106	$2,042,795	$9.29	95.1%	T.J. Maxx (2008), Publix Super Markets (2019), Beall’s (2021), PetSmart (2013), Office Depot (2014), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

161	Tallahassee, FL	Capital West 4330 West Tennessee Street	32312	SC	Fee	1994/2004	2003		100%	79,451	$642,018	$8.08	100%	Beall’s Outlet (2009), Wal-Mart (Not Owned)
162	Tallahassee, FL	Killearn Shopping Center 3479-99 Thomasville Road	32309	SC	Fee (3)	1980	2007		20%	95,229	$1,019,024	$10.94	97.8%	Publix Super Markets (2011)
163	Tallahassee, FL	Southwood Plantation Nwc Capital Circle & Blairstone Road	32301	SC	Fee (3)	2003	2007		20%	62,840	$772,412	$12.53	98.1%	Publix Super Markets (2023)
164	Tamarac, FL	Midway Plaza University Dr. & Commercial Blvd.	33321	SC	Fee (3)	1985	2007		20%	227,209	$2,774,653	$12.54	97.4%	Ross Dress For Less (2013), Publix Super Markets (2011)
165	Tampa, FL	North Pointe Plaza 15001-15233 North Dale Mabry	33618	SC	Fee (3)	1990	1/2	*	20%	104,460	$1,286,773	$12.81	96.2%	Publix Super Markets (2010), Wal-Mart(Not Owned)
166	Tampa, FL	Walks At Highwood Preserve I 18001 Highwoods Preserve Parkway	33647	SC	Fee (3)	2001	2007		15%	169,081	$3,258,488	$19.27	100%	Michaels (2012), Linens ’N Things (2017), Circuit City (2017)
167	Tampa, FL	Town N’ Country 7021-7091 West Waters Avenue	33634	SC	Fee	1990	1/2	*	100%	132,993	$966,943	$9.62	75.5%	Kash n’ Karry (2010), Wal-Mart (Not Owned)
168	Tarpon Springs, FL	Tarpon Square 41232 U.S. 19, North	34689	SC	Fee	1974/1998	1/2	*	100%	198,797	$1,417,546	$6.83	100%	Kmart (2009), Big Lots (2012), Staples (2013)
169	Tequesta, FL	Tequesta Shoppes Plaza 105 N. US Hwy. 1	33469	SC	Fee	1986	2007		100%	109,760	$995,563	$10.14	89.5%	Stein Mart (2017)
170	Vero Beach, FL	Circuit City - Vero Beach 6560 20th Street	32966	SC	Fee	2001	2007		100%	33,243	$530,000	$15.94	100%	Circuit City (2021)
171	Wesley Chapel, FL	Shoppes at New Tampa 1920 County Road 581	33543	SC	Fee (3)	2002	2007		20%	158,222	$1,868,473	$12.47	94.7%	Publix Super Markets (2022), Beall’s (2017)
172	West Palm Beach, FL	Paradise Place 4075 N. Haverhill Rd.	33417	SC	Fee (3)	2003	2007		15%	89,120	$1,041,849	$11.69	100%	Publix Super Markets (2023)
173	Winter Park, FL	Winter Park Palms 4270 Aloma Avenue	32792	SC	Fee (3)	1985/1998	2007		14.5%	112,292	$1,052,525	$10.73	87.4%	Publix Super Markets (2010)
	Georgia
174	Alpharetta, GA	Jo-Ann Fabrics 965 North Point Dr.	30022	SC	Fee	2000	2007		100%	38,418	$512,880	$13.35	100%	Jo-Ann Stores (2016)
175	Athens, GA	Athens East 4375 Lexington Road	30605	SC	Fee	2000	2003		100%	24,000	$277,560	$14.46	80%	Wal-Mart (Not Owned)
176	Atlanta, GA	Pleasant Hill Plaza 1630 Pleasant Hill Road	30136	SC	Fee	1990	1994		100%	99,025	$660,370	$12.91	51.6%	Wal-Mart (Not Owned)
177	Atlanta, GA	Perimeter Pointe 1155 Mt. Vernon Highway	30136	SC	Fee (3)	1995/2002	1995		14.5%	343,155	$4,962,738	$14.79	92.5%	Stein Mart (2010), Babies “R” Us (2012), Sports Authority (2012), L.A. Fitness (2016), Office Depot (2012), United Artists Theatre (2015)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

178	Atlanta, GA	Abernathy Square 6500 Roswell Rd.	30328	SC	Fee	1983/1994	2007	100%	131,516	$2,359,340	$19.81	90.6%	Publix Super Markets (2014)
179	Atlanta, GA	Brookhaven 3974 Peachtree Rd. NE.	30319	SC	Fee (3)	1993	2007	20%	65,320	$1,174,120	$16.75	100%	Kroger (2018)
180	Atlanta, GA	Cascade Corners 3425 Cascade Road	30311	SC	Fee (3)	1993	2007	20%	66,844	$474,396	$7.10	100%	Kroger (2020)
181	Atlanta, GA	Cascade Crossing 3695 Cascade Rd. SW.	30331	SC	Fee (3)	1994	2007	20%	63,346	$602,162	$9.51	100%	Publix Super Markets (2014)
182	Augusta, GA	Goody’s Shopping Center 2360 Georgetown Road	30906	SC	Fee (3)	1999	2007	15%	22,560	$187,474	$8.31	100%	Goody’s (2014), Super Wal-Mart (Not Owned)
183	Buford, GA	Marketplace at Millcreek I Mall of Georgia Blvd.	30519	SC	Fee (3)	2003	2007	15%	403,106	$4,968,365	$12.60	97.8%	Toys “R” Us (2015), R.E.I. (2013), Borders (2020), Office Max (2014), Linens ’N Things (2015), PetSmart (2015), Michaels (2010), DSW Shoe Warehouse (2013), Ross Dress For Less (2013), Marshalls (2012)
184	Canton, GA	Hickory Flat Village 6175 Hickory Flat Hwy.	30115	SC	Fee (3)	2000	2007	20%	74,020	$984,824	$13.30	100%	Publix Super Markets (2020)
185	Canton, GA	Riverstone Plaza 1451 Riverstone Parkway	30114	SC	Fee (3)	1998	2007	20%	302,131	$3,492,793	$11.38	98.6%	Goody’s (2010), Michaels (2012), Ross Dress For Less (2012), Belk (2017), Publix Super Markets (2018)
186	Cartersville, GA	Bartow Marketplace 215 Marketplace Blvd.	30121	SC	Fee (3)	1995	2007	15%	375,067	$2,455,421	$6.57	99.6%	Wal-Mart (2015), Lowe’s (2015)
187	Chamblee, GA	Chamblee Plaza Peachtree Industrial Boulevard	30341	SC	Fee	1976	2003	100%	105,104	$854,940	$10.75	75.7%
188	Columbus, GA	Bradley Park Crossing 1591 Bradley Park Drive	31904	SC	Fee	1999	2003	100%	119,786	$1,373,719	$11.47	100%	Goody’s (2011), PetSmart (2015), Michaels (2009), Target (Not Owned)
189	Cumming, GA	Sharon Greens 1595 Peachtree Pky.	30041	SC	Fee (3)	2001	2007	20%	98,317	$1,137,890	$12.20	94.9%	Kroger (2021)
190	Cumming, GA	Cumming Marketplace Marketplace Boulevard	30041	SC	Fee	1997/1999	2003	100%	308,557	$3,801,962	$11.80	100%	Goody’s (2012), Lowe’s (2019), Michaels (2010), Office Max (2013), Wal-Mart (Not Owned), Home Depot (Not Owned)
191	Decatur, GA	Flat Shoals Crossing 3649 Flakes Mill Rd.	30034	SC	Fee (3)	1994	2007	20%	69,699	$706,551	$10.14	100%	Publix Super Markets (2013)
192	Decatur, GA	Hairston Crossing 2075 S Hairston Road	30035	SC	Fee (3)	2002	2007	20%	57,884	$694,062	$11.99	100%	Publix Super Markets (2022)
193	Douglasville, GA	Douglasville Marketplace 6875 Douglas Boulevard	30135	SC	Fee	1999	2003	100%	86,158	$1,459,315	$10.51	100%	Best Buy (2015), Babies “R” Us(2011), Lowe’s (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

194	Douglasville, GA	Market Square 9503-9579 Highway 5	30135	SC	Fee (3)	1974/1990	2007	20%	121,766	$1,296,385	$12.20	82.8%	Office Depot (2013)
195	Douglasville, GA	Douglas Pavilion 2900 Chapel Hill Rd.	30135	SC	Fee (3)	1998	2007	15%	267,010	$3,069,785	$11.50	100%	PetSmart (2014), Office Max (2013), Marshalls (2008), Goody’s (2013), Ross Dress For Less (2012), Hudson’s Furniture Showroom (2014)
196	Duluth, GA	Venture Pointe I 2050 W. Liddell Rd.	30096	SC	Fee (3)	1996	2007	15%	335,420	$2,988,323	$8.91	100%	Hobby Lobby (2011), Babies “R” Us (2014), Ashley Furniture Homestore (2012), Goody’s (2011), Golfsmith Golf Center (2012), Kohl’s (2022), Super Target (Not Owned), Costco (Not Owned)
197	Duluth, GA	Sofa Express 3480 Steve Reynolds Blvd.	30096	SC	Fee	2004	2007	100%	20,000	$0	$0.00	0%
198	Duluth, GA	Pleasant Hill 2205 Pleasant Hill	30096	SC	Fee (3)	1997/2000	2007	15%	282,137	$3,457,382	$12.63	97%	Barnes & Noble (2012), Toys “R” Us (2013), Jo-Ann Stores (2011), Staples (2014), JCPenney (2012), Old Navy (2009)
199	Ellenwood, GA	Shoppes of Ellenwood East Atlanta Road & Fairview Road	30294	SC	Fee (3)	2003	2007	20%	67,721	$864,056	$13.53	94.3%	Publix Super Markets (2023)
200	Fayetteville, GA	Fayette Pavilion I New Hope Road & GA Hwy. 85	30214	SC	Fee (3)	1995/2002	2007	15%	1,280,938	$11,466,621	$9.73	92%	H.H. Gregg Appliances (2018), Wal-Mart (2016), Goody’s (2016), Bed Bath & Beyond (2013), Sports Authority (2012), T.J. Maxx (2009), Publix Super Markets (2016), Belk (2015), Best Buy (2013), Hudson’s Furniture Showroom (2016), Old Navy (2010), Ross Dress For Less (2012), Toys “R” Us (2010), Cinemark (2018), Marshalls (2011), PetSmart (2016), Kohl’s (2022), Jo-Ann Stores (2012), Dick’s Sporting Goods (2016), Home Depot (Not Owned), Target (Not Owned)
201	Flowery Branch, GA	Clearwater Crossing 7380 Spout Springs Road	30542	SC	Fee (3)	2003	2007	20%	90,566	$1,121,799	$12.78	96.9%	Kroger (2023)
202	Gainesville, GA	Eckerd Drug Store 599 S. Enota Drive	30501	SC	Fee	1997	2007	100%	10,594	$178,016	$16.80	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

203	Hiram, GA	Hiram Pavilion I 5220 Jimmy Lee Smith Parkway	30141	SC	Fee (3)	2002	2007	15%	363,695	$3,660,973	$10.14	99.2%	Ross Dress For Less (2012), Michaels (2012), Marshalls (2011), Kohl’s (2022), Goody’s (2016), Linens ’N Things (2017)
204	Kennesaw, GA	Barrett Pavilion I 740 Barrett Parkway	30144	SC	Fee (3)	1998	2007	15%	440,523	$6,552,384	$15.08	94.4%	AMC Theatre (2019), Homegoods (2013), The School Box (2010), Goody’s (2011), Golfsmith Golf Center (2013), H.H. Gregg Appliances (2018), Jo-Ann Stores (2011), Total Wine & More (2017), Target (Not Owned)
205	Kennesaw, GA	Town Center Commons 725 Earnest Barrett Parkway	30144	SC	Fee	1998	2007	100%	72,108	$943,603	$14.34	91.3%	JCPenney (2013), Dick’s (Not Owned)
206	Lawrenceville, GA	Five Forks Village 850 Dogwood Road	30044	SC	Fee (3)	1990	2003	10%	89,064	$483,783	$15.99	34%
207	Lawrenceville, GA	Eckerd Drug Store 1545 Lawrenceville Highway	30044	SC	Fee	1997	2007	100%	9,504	$184,328	$19.39	100%
208	Lawrenceville, GA	Springfield Park 665 Duluth Highway	30045	SC	Fee	1992/2000	2007	100%	105,321	$1,071,557	$10.94	83.6%	Hobby Lobby (2011)
209	Lilburn, GA	Five Forks Crossing 3055 Five Forks Trickum Road	30047	SC	Fee (3)	2000/2001	2003	10%	73,910	$705,903	$9.55	100%	Hobby Lobby (2011)
210	Lithonia, GA	Stonecrest Marketplace Turner Hill Road & Mall Parkway	30038	SC	Fee (3)	2002	2007	15%	264,644	$3,069,565	$12.26	94.6%	Staples (2017), Babies “R” Us (2018), Linens ’N Things (2018), DSW Shoe Warehouse (2013), Ross Dress For Less (2013), Marshalls (2012)
211	Lithonia, GA	The Shops at Turner Hill 8200 Mall Parkway	30038	SC	Fee (3)	2003	2003	14.5%	113,675	$1,624,335	$13.16	98.5%	Best Buy (2018), Bed Bath & Beyond (2013), Toys “R” Us (2012), Sam’s Club (Not Owned)
212	Loganville, GA	Midway Plaza 910 Athens Hwy.	30052	SC	Fee (3)	1995	2003	20%	91,196	$981,976	$11.06	97.4%	Kroger (2016)
213	Macon, GA	Eisenhower Annex 4685 Presidential Parkway	31206	SC	Fee	2002	2007	100%	53,477	$647,542	$12.11	100%	H.H. Gregg Appliances (2036), PetSmart (2017)
214	Macon, GA	Eisenhower Crossing I 4685 Presidential Parkway	31206	SC	Fee (3)	2002	2007	15%	400,602	$4,500,807	$11.33	97%	Kroger (2022), Staples (2016), Michaels (2011), Ross Dress For Less (2012), Bed Bath & Beyond (2012), Goody’s (2016), Old Navy (2011), Marshalls (2011), Dick’s Sporting Goods (2017), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

215	Macon, GA	Eisenhower Outlot (David’s Bridal) 4685 Presidential Parkway	31206	SC	Fee (3)	2004	2007	15%	14,000	$269,540	$19.25	100%
216	Macon, GA	Kmart 1901 Paul Walsh Dr.	31206	SC	Fee	2000	2007	100%	102,098	$0	$0.00	0%
217	Marietta, GA	Town Center Prado 2609 Bells Ferry Road	30066	SC	Fee (3)	1995/2002	1995	14.5%	316,786	$3,932,883	$12.71	96.3%	Stein Mart (2012), Ross Dress For Less (2013), Publix Super Markets (2015), Crunch Fitness (2011)
218	Marietta, GA	Blockbuster 1748 Powder Springs	30064	SC	Fee (3)	1994	2007	20%	6,500	$128,960	$19.84	100%
219	Marietta, GA	Eckerd Drug Store 731 Whitlock Ave.	30064	SC	Fee	1997	2007	100%	10,880	$183,507	$16.87	100%
220	McDonough, GA	McDonough Marketplace (LP-II) NE. Corner 175 & Highway 20	30253	SC	Fee (3)	2003	2003	14.5%	53,158	$868,851	$13.76	100%	Cracker Barrel (2012), Office Depot (2016), Wal-Mart (Not Owned), Lowe’s (Not Owned)
221	McDonough, GA	Shoppes at Lake Dow 900-938 Highway 81 E.	30252	SC	Fee (3)	2002	2007	20%	73,271	$836,636	$12.61	90.6%	Publix Super Markets (2022)
222	Morrow, GA	Southlake Pavilion 1912 Mt. Zion Road	30260	SC	Fee (3)	1996/2001	2007	15%	530,066	$6,049,543	$12.52	91.2%	Circuit City (2017), Ross Dress For Less (2011), Barnes & Noble (2013), Ashley Furniture Homestore (2012), L.A. Fitness (2017), Staples (2015), Old Navy (2011), Linens ’N Things (2017), Goody’s (2016), H.H. Gregg Appliances (2018), CompUSA (2012), Target (Not Owned)
223	Newnan, GA	Newnan Crossing 955-1063 Bullsboro Drive	30264	SC	Fee	1995	2003	100%	156,497	$1,278,651	$8.33	98.1%	Lowe’s (2015), Wal-Mart (Not Owned), Belk (Not Owned)
224	Newnan, GA	Newnan Pavilion 1074 Bullsboro Dr.	30265	SC	Fee (3)	1998	2007	15%	263,705	$3,813,572	$12.03	100%	Office Max (2013), PetSmart (2015), Goody’s (2009), Circuit City (2016), Home Depot (2019), Ross Dress For Less (2012), Kohl’s (2022)
225	Norcross, GA	Jones Bridge Plaza 5075 Peachtree Pky.	30092	SC	Fee	1999	2007	100%	83,363	$816,850	$9.76	97.6%	Ingles (2019)
226	Rome, GA	Circuit City - Rome 2700 Martha Berry Highway NE.	30165	SC	Fee	2001	2007	100%	33,056	$420,000	$12.71	100%	Circuit City (2021)
227	Roswell, GA	Sandy Plains Village I Georgia Hwy. 92 & Sandy Plains Road	30075	SC	Fee	1978/1995	2007	100%	177,599	$1,649,175	$10.50	88.5%	Kroger (2010), Stein Mart (2009)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

228	Roswell, GA	Stonebridge Square 610-20 Crossville Rd.	30075	SC	Fee (3)	2002	2007	15%	160,104	$2,068,950	$13.43	96.2%	Linens ’N Things (2011), Kohl’s (2022)
229	Smyrna, GA	Heritage Pavilion 2540 Cumberland Blvd.	30080	SC	Fee (3)	1995	2007	15%	262,961	$2,968,972	$12.59	89.7%	PetSmart (2016), Ross Dress For Less (2016), American Signature (2018), T.J. Maxx (2010), Marshalls (2011)
230	Snellville, GA	Presidential Commons 1630-1708 Scenic Hwy.	30078	SC	Fee	2000	2007	100%	371,586	$4,163,676	$10.94	99.6%	Jo-Ann Stores (2014), Kroger (2018), Stein Mart (2008), Circuit City (2019), Home Depot (2023)
231	Snellville, GA	Eckerd Drug Store 3295 Centerville Hwy.	30039	SC	Fee	1997	2007	100%	10,594	$199,601	$18.84	100%
232	Stone Mountain, GA	Rivercliff Village Stone Mountain Highway	30047	SC	Fee	1999	1993	100%	2,000	$46,200	$23.10	100%
233	Stone Mountain, GA	Deshon Plaza 380 N. Deshon Road	30087	SC	Fee (3)	1994	2007	20%	64,055	$627,970	$10.39	94.4%	Publix Super Markets (2014)
234	Suwanee, GA	Suwanee Crossroads Lawrenceville Road & Satellite Blvd.	30024	SC	Fee (3)	2002	2007	15%	69,600	$938,605	$17.95	75.1%	Super Wal-Mart (Not Owned)
235	Suwanee, GA	Johns Creek Towne Center 3630 Peachtree Parkway	30024	SC	Fee	2001/2004	2003	100%	285,336	$3,809,187	$13.68	97.6%	Borders (2021), PetSmart (2020), Kohl’s (2022), Michaels (2011), Staples (2016), Shoe Gallery (2014)
236	Suwannee, GA	The Shops at Johns Creek 4090 Johns Creek Pky.	30024	SC	Fee (3)	1997	2007	20%	18,200	$350,242	$19.24	100%
237	Sylvania, GA	BI-LO - Sylvania 1129 W. Ogeechee St.	30467	SC	Fee	2002	2007	100%	36,000	$378,000	$10.50	100%	BI-LO (2023)
238	Tucker, GA	Cofer Crossing 4349-4375 Lawrenceville Hwy.	30084	SC	Fee (3)	1998/2003	2003	20%	130,832	$1,268,458	$9.22	99%	Goody’s (2014), Kroger (2019), Wal-Mart (Not Owned)
239	Tyrone, GA	Southampton Village NWC of Highway 74 & Swanson Road	30290	SC	Fee (3)	2003	2007	20%	77,956	$864,896	$12.34	89.9%	Publix Super Markets (2023)
240	Union City, GA	Shannon Square 4720 Jonesboro Road	30291	SC	Fee	1986	2003	100%	100,002	$561,450	$6.79	82.7%	Wal-Mart (Not Owned)
241	Warner Robbins, GA	Lowe’s Home Improvement 2704 Watson Blvd.	31093	SC	Fee	2000	2007	100%	131,575	$910,000	$6.92	100%	Lowe’s (2017)
242	Warner Robins, GA	Warner Robins Place 2724 Watson Boulevard	31093	SC	Fee	1997	2003	100%	107,941	$1,360,188	$11.97	98.9%	T.J. Maxx (2010), Staples (2016), Lowe’s (Not Owned), Wal-Mart (Not Owned)
243	Warner Robins, GA	City Crossing Watson Blvd. & Carl Vinson Pky.	31093	SC	Fee (3)	2001	2007	15%	190,433	$1,743,572	$11.56	79.2%	Michaels (2011), Ross Dress For Less (2012), Home Depot (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

244	Woodstock, GA	Woodstock Place 10029 Highway 928	30188	SC	GL	1995	2003		100%	44,691	$324,666	$12.64	57.5%
245	Woodstock, GA	Woodstock Square 120-142 Woodstock Square	30189	SC	Fee (3)	2001	2007		15%	218,859	$2,870,227	$13.11	100%	Office Max (2017), Old Navy (2012), Kohl’s (2022), Super Target (Not Owned)
	Idaho
246	Idaho Falls, ID	Country Club Mall 1515 Northgate Mile	83401	SC	Fee	1976/ 1992/1997	1998		100%	148,593	$828,146	$7.43	75%	Office Max (2011), World Gym (2008), Fred Meyer, Inc. (Not Owned)
247	Meridian, ID	Meridian Crossroads Eagle & Fairview Road	83642	SC	Fee	1999/2001/ 2002/2003/ 2004	1	*	100%	461,023	$6,048,895	$12.47	94.7%	Bed Bath & Beyond (2011), Old Navy (2010), ShopKo (2020), Office Depot (2010), Ross Dress For Less (2012), Marshalls (2012), Sportsman’s Warehouse (2015), Babies “R” Us (2014), Craft Warehouse (2013), Wal-Mart (Not Owned)
	Illinois
248	Deer Park, IL	Deer Park Town Center 20530 North Rand Rd.	60010	LC	Fee (3)	2000/2004	1	*	24.75%	287,377	$8,792,364	$29.68	95.1%	Barnes & Noble (Not Owned), Century Cinemas (Not Owned), Pier 1 Imports (2012), Banana Republic (2010), Pottery Barn Kids (2012), Pottery Barn (2013), Restoration Hardware (2010), Eddie Bauer Home (2011), Eddie Bauer Sportswear (2011), Coldwater Creek (2010), J.Crew (2011), Ann Taylor (2011), Talbots/Talbots Petites (2011), Williams-Sonoma (2013), Joseph A. Bank Clothiers (2011), California Pizza Kitchen (2013), Bath And Body Works (2011), J.Jill (2013), Bombay (2007), American Eagle (2007), Victoria’s Secret (2007)
249	McHenry, IL	The Shops at Fox River 3340 Shoppers Drive	60050	SC	Fee	2006	1	*	100%	217,052	$3,368,389	$15.52	100%	Dick’s Sporting Goods (2018), PetSmart (2017), Bed Bath & Beyond (2017), Wickes Furniture (2022), Best Buy (2018), Shoe Carnival (2017)
250	Mount Vernon, IL	Times Square Mall 42nd & Broadway	62864	MM	Fee	1974/1998/ 2000	1993		100%	269,328	$1,013,627	$4.32	82.5%	Sears (2013), Goody’s (2015), JCPenney (2012)
251	Orland Park, IL	Marley Creek Square 179th St. & Wolf Road	60467	SC	Fee (3)	2006	2006		50%	57,927	$717,957	$20.26	61.2%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

252	Orland Park, IL	Home Depot Center 15800 Harlem Avenue	60462	SC	Fee	1987/1993	2004		100%	149,498	$1,417,969	$10.62	89.3%	Home Depot (2012)
253	Rockford, IL	Walgreens - Rockford 2525 S. Alpine Road	61108	SC	Fee	1998/1999	2007		100%	14,725	$350,000	$23.77	100%
254	Roscoe, IL	Hilander Village 4860 Hononegah Road	61073	SC	Fee (3)	1994	2007		20%	125,623	$1,023,480	$9.55	85.3%	Kroger (2020)
255	Schaumburg, IL	Woodfield Village Green 1430 East Golf Road	60173	SC	Fee (3)	1993/1998/ 2002	1995		14.5%	508,673	$8,748,331	$17.20	100%	Circuit City (2009), Off 5th (2011), PetSmart (2014), Homegoods (2014), Office Max (2010), Container Store (2011), Filene’s Basement (2014), Marshalls (2009), Nordstrom Rack (2009), Borders (2009), Expo Design Center (2019), Costco (Not Owned), Prairie Rock Restaurant (Not Owned)
256	Skokie, IL	Village Crossing 5507 W. Touhy Ave.	60077	SC	Fee (3)	1989	2007		15%	434,973	$7,279,351	$18.51	90.4%	Michaels (2013), Bed Bath & Beyond (2013), Office Max (2015), Best Buy (2009), Crown Theatres (2021), Barnes & Noble (2009)
	Indiana
257	Bedford, IN	Town Fair Center 1320 James Avenue	47421	SC	Fee	1993/1997	2	*	100%	223,431	$1,119,876	$6.13	81.8%	Kmart (2018), Goody’s (2008), JCPenney (2008)
258	Evansville, IN	East Lloyd Commons 6300 E. Lloyd Expressway	47715	SC	Fee	2005	2007		100%	159,682	$2,177,640	$13.94	97.9%	Gordman’s (2015), Michaels (2015), Best Buy (2016)
259	Highland, IN	Highland Grove Shopping Center Highway 41 & Main Street	46322	SC	Fee (3)	1995/2001	1996		20%	312,546	$3,451,143	$11.41	96.8%	Marshalls (2011), Kohl’s (2016), Circuit City (2016), Office Max (2012), Jewel (Not Owned), Target (Not Owned)
260	Indianapolis, IN	Glenlake Plaza 2629 E. 65th Street	46220	SC	Fee (3)	1980	2007		20%	102,549	$776,975	$9.06	83.6%	Kroger (2020)
261	Lafayette, IN	Park East Marketplace 4205 - 4315 Commerce Drive	47905	SC	Fee	2000	2003		100%	35,100	$383,407	$14.04	77.8%	Wal-Mart (Not Owned)
262	South Bend, IN	Broadmoor Plaza 1217 E. Ireland Road	46614	SC	Fee (3)	1987	2007		20%	114,968	$1,243,617	$11.47	94.3%	Kroger (2020)
	Iowa
263	Cedar Rapids, IA	Northland Square 303 -367 Collins Road, NE.	52404	SC	Fee	1984	1998		100%	187,068	$1,885,609	$10.08	100%	T.J. Maxx (2010), Office Max (2010), Barnes & Noble (2010), Kohl’s (2021)
264	Ottumwa, IA	Quincy Place Mall 1110 Quincy Avenue	52501	MM	Fee	1990/1999/ 2002	1/2	*	100%	241,427	$1,224,069	$6.21	81.6%	Herberger’s (2010), JCPenney (2010), Goody’s (2014), Target (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

	Kansas
265	Leawood, KS	Town Center Plaza 5000 W. 119th Street	66209	LC	Fee	1996/2002	1998		100%	309,423	$8,403,603	$27.33	96.3%	Barnes & Noble (2011), Coldwater Creek (2009), Limited/Limited Too (2009), Victoria’s Secret (2009), Express/Bath&Body/Structure (2009), Gap/Gap Body (2008), Gap Kids (2005), J.Jill (2013), Pottery Barn (2009), Williams-Sonoma (2009), American Eagle (2013), Pacific Sunwear (2012), Bravo Cucina Italiana (2013), Restoration Hardware (2012), Houlihan’s (2025), Bristol Seafood Bar & Grill (2011), Bombay (2006), Macy’s (2104)
266	Merriam, KS	Merriam Town Center 5700 Antioch Road	66202	SC	Fee (3)	1998/2004	1	*	14.5%	351,244	$4,200,768	$12.10	98.8%	Cinemark (2018), Office Max (2013), PetSmart (2019), Hen House (2018), Marshalls (2008), Dick’s Sporting Goods (2016), Home Depot (Not Owned)
267	Overland Park, KS	Overland Pointe Marketplace Intersection 135 & Antioch Road	66213	SC	Fee (3)	2001/2004	2003		14.5%	42,632	$883,583	$17.55	98.3%	Babies “R” Us (2015), Sam’s Club (Not Owned), Home Depot (Not Owned)
268	Wichita, KS	Eastgate Plaza South Rock Road	67207	SC	Fee	1955	2002		100%	203,997	$2,045,395	$12.25	84.1%	Burlington Coat Factory (2017), Office Max (2010), T.J. Maxx (2011), Barnes & Noble (2012)
	Kentucky
269	Lexington, KY	North Park Marketplace 524 West New Circle	40511	SC	Fee	1998	2003		100%	46,647	$624,806	$14.72	91%	Staples (2016), Wal-Mart (Not Owned)
270	Lexington, KY	South Farm Marketplace Man-O-War Boulevard & Nichol	40503	SC	Fee	1998	2003		100%	27,643	$604,488	$21.87	100%	Wal-Mart (Not Owned), Lowe’s (Not Owned)
271	Louisville, KY	Outer Loop Plaza 7505 Outer Loop Highway	40228	SC	Fee	1973/1989 /1998	2004		100%	120,777	$646,969	$5.93	90.3%	Valu Discount (2009)
272	Richmond, KY	Carriage Gate 833-847 Eastern By-Pass	40475	SC	Fee	1992	2003		100%	158,041	$373,235	$6.41	36.9%	Food Lion (2017), Office Depot (2016), Ballard’s (Not Owned)
	Louisiana
273	Covington, LA	Covington Corners 782 North High Hwy. 190	70433	SC	Fee	1999	2007		100%	15,590	$249,440	$16.00	100%
	Maine
274	Brunswick, ME	Cook’s Corners 172 Bath Road	04011	SC	GL	1965	1997		100%	301,992	$2,610,750	$8.50	97.8%	Hoyts Cinemas (2010), Brunswick Bookland (2014), Big Lots (2013), T.J. Maxx (2010), Sears (2012)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

	Maryland
275	Bowie, MD	Duvall Village 4825 Glenn Dale Road	20720	SC	Fee	1998	2007		100%	88,022	$1,335,840	$16.22	93.5%	Super Fresh (2020)
276	Glen Burnie, MD	Harundale Plaza 7440 Ritchie Highway	21061	SC	Fee (3)	1999	2007		20%	217,619	$2,563,473	$11.78	100%	A & P Company (2019), A.J. Wright (2009), Value City (2015)
277	Hagerstown, MD	Valley Park Commons 1520 Wesel Blvd.	21740	SC	Fee	1993/2006	2007		100%	87,893	$1,070,815	$15.78	77.2%	Office Depot (2016)
278	Salisbury, MD	The Commons E. North Point Drive	21801	SC	Fee	1999	1	*	100%	126,135	$1,702,002	$13.39	96.3%	Best Buy (2013), Michaels (2009), Home Depot (Not Owned), Target (Not Owned)
279	Upper Marlboro, MD	Largo Towne Center 950 Largo Center Dr.	20774	SC	Fee (3)	1991	2007		20%	260,797	$3,618,350	$11.98	97.5%	Shoppers Food Warehouse (2009), Marshalls (2011), Regency Furniture (2017)
280	White Marsh, MD	Costco Plaza 9919 Pulaski Hwy.	21220	SC	Fee (3)	1987/1992	2007		15%	187,331	$1,649,327	$8.09	100%	Costco (2011), PetSmart (2010), Pep Boys (2012), Sports Authority (2011), Home Depot (Not Owned)
	Massachusetts
281	Everett, MA	Gateway Center 1 Mystic View Road	02149	SC	Fee	2001	1	*	100%	222,236	$4,704,989	$17.00	100%	Home Depot (2031), Bed Bath & Beyond (2011), Old Navy (2011), Office Max (2020), Babies “R” Us (2013), Michaels (2012), Costco (Not Owned), Target (Not Owned)
282	Framingham, MA	Shoppers World 1 Worcester Road	01701	SC	Fee (3)	1994	1995		14.5%	769,276	$14,540,444	$18.60	100%	Toys “R” Us (2020), Macy’s (2020), T.J. Maxx (2010), Babies “R” Us (2013), DSW Shoe Warehouse (2012), A.C. Moore (2012), Marshalls (2011), Bob’s Stores (2011), Linens ’N Things (2011), Sports Authority (2015), PetSmart (2011), Best Buy (2014), Barnes & Noble (2011), AMC Theatre (2014), Kohl’s (2010)
283	Seekonk, MA	Seekonk Town Center 95 Highland Ave.	02771	SC	Fee	2003	2007		100%	80,713	$903,147	$11.19	100%	Stop & Shop (2026)
284	West Springfield, MA	Riverdale Shops 935 Riverdale Street	01089	SC	Fee (3)	1985/2003	2007		20%	273,532	$3,285,426	$12.69	94.6%	Kohl’s (2024), Stop & Shop (2016)
285	Worcester, MA	Wal-Mart/Sam’s Club 301 Barber Ave.	01606	SC	Fee	1998	2007		100%	107,929	$1,116,581	$10.35	100%	Sam’s Club (2013)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

	Michigan
286	Bad Axe, MI	Huron Crest Plaza 850 North Van Dyke Road	48413	SC	Fee	1991	1993		100%	63,415	$113,800	$10.94	16.4%	Wal-Mart (Not Owned)
287	Benton Harbor, MI	Fairplain Plaza 1000 Napier Ave.	49022	SC	Fee (3)	1998	2006		20%	222,739	$1,735,622	$10.61	73.4%	Office Depot (2008), T.J. Maxx (2009), Target (Not Owned), Kohl’s (Not Owned)
288	Cheboygan, MI	Kmart Shopping Plaza 1109 East State	49721	SC	Fee	1988	1994		100%	70,076	$267,314	$3.81	100%	Kmart (2010)
289	Dearborn Heights, MI	Walgreens - Dearborn Heights 8706 N. Telegraph Rd.	48127	SC	Fee	1998/1999	2007		100%	13,905	$385,510	$27.72	100%
290	Detroit, MI	Belair Center 8400 E. Eight Mile Road	48234	SC	GL	1989/2002	1998		100%	343,619	$2,532,549	$7.00	97.7%	Target (Not Owned), National Wholesale (2016), Phoenix Theatres (2011), Big Lots (2008), Kids “R” Us (2013), Forman Mills (2012)
291	Gaylord, MI	Pine Ridge Square 1401 West Main Street	49735	SC	Fee	1991/2004	1993		100%	150,203	$421,019	$4.63	60.6%	Dunham’s Sporting Goods (2011), Big Lots (2010)
292	Grandville, MI	Grandville Marketplace Intersection 44th St. & Canal Ave.	49418	SC	Fee (3)	2003	2003		14.5%	201,726	$2,592,459	$12.48	98.7%	Circuit City (2017), Linens ’N Things (2013), Gander Mountain (2016), Office Max (2013), Lowe’s (Not Owned)
293	Houghton, MI	Copper Country Mall Highway M26	49931	MM	Fee	1981/1999	1/2	*	100%	257,863	$981,984	$5.11	74.5%	Steve & Barry’s (2013), JCPenney (2010), Office Max (2014)
294	Howell, MI	Grand River Plaza 3599 East Grand River	48843	SC	Fee	1991	1993		100%	214,501	$1,537,765	$7.29	98.4%	Elder-Beerman (2011), Dunham’s Sporting Goods (2011), Office Max (2017), T.J. Maxx (2017)
295	Lansing, MI	The Marketplace at Delta Towns 8305 West Saginaw Hwy. 196 Ramp	48917	SC	Fee	2000/2001	2003		100%	135,697	$1,388,922	$10.97	93.3%	Michaels (2011), Gander Mountain (2015), Staples (2016), PetSmart (2016), Lowe’s (Not Owned), Wal-Mart (Not Owned)
296	Livonia, MI	Walgreens - Livonia 29200 6 Mile Road	48152	SC	Fee	1998/1999	2007		100%	13,905	$269,061	$19.35	100%
297	Milan, MI	Milan Plaza 531 W. Main Street	48160	SC	Fee (3)	1955	2007		20%	65,764	$298,347	$4.54	100%	Kroger (2020)
298	Mt. Pleasant, MI	Indian Hills Plaza 4208 E. Blue Grass Road	48858	SC	Fee	1990	2	*	100%	249,680	$574,737	$5.51	41.7%	T.J. Maxx (2014), Kroger (2011)
299	Port Huron, MI	Walgreens NWC 10th Street & Oak Street	48060	SC	Fee	2000	2007		100%	15,120	$359,856	$23.80	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

300	Sault St. Marie, MI	Cascade Crossings 4516 I-75 Business Spur	49783	SC	Fee	1993/1998	1994		100%	270,761	$1,736,142	$6.46	99.3%	Wal-Mart (2012), JCPenney (2008), Dunham’s Sporting Goods (2011), Glen’s Market (2013)
301	Walker, MI	Green Ridge Square II 3410 Alpine Avenue	49504	SC	Fee	1991/1995	2004		100%	91,749	$1,002,669	$11.98	91.2%	Circuit City (2010), Bed Bath & Beyond (2015)
302	Walker, MI	Green Ridge Square 3390-B Alpine Ave. NW.	49504	SC	Fee	1989	1995		100%	133,538	$1,622,716	$12.44	97.7%	T.J. Maxx (2011), Office Depot (2010), Target (Not Owned), Toys “R” Us (Not Owned)
303	Westland, MI	Walgreens - Westland 7210 N. Middlebelt	48185	SC	Fee	2005	2007		100%	13,905	$285,053	$20.50	100%
	Minnesota
304	Bemidji, MN	Paul Bunyan Mall 1201 Paul Bunyan Drive	56601	MM	Fee	1977/1998	2	*	100%	297,803	$1,536,264	$5.36	96.2%	Kmart (2012), Herberger’s (2010), JCPenney (2008)
305	Brainerd, MN	Westgate Mall 14136 Baxter Drive	56425	MM	Fee	1985/1998	1/2	*	100%	260,319	$1,852,998	$7.93	89.8%	Steve & Barry’s (2013), Herberger’s (2013), Movies 10 (2011)
306	Coon Rapids, MN	Riverdale Village 12921 Riverdale Drive	55433	SC	Fee (3)	2003	1	*	14.5%	551,867	$9,274,746	$15.06	98.8%	Kohl’s (2020), Jo-Ann Stores (2010), Borders (2023), Linens ’N Things (2016), Old Navy (2012), Sears (2017), Sportsman’s Warehouse (2017), Best Buy (2013), JCPenney (2024), DSW Shoe Warehouse (2016), Costco (Not Owned)
307	Eagan, MN	Eagan Promenade 1299 Promenade Place	55122	SC	Fee (3)	1997/2001	1997		50%	278,211	$3,647,324	$13.17	99.6%	Byerly’s (2016), PetSmart (2018), Barnes & Noble (2012), Office Max (2013), T.J. Maxx (2013), Bed Bath & Beyond (2012), Ethan Allen Furniture (Not Owned)
308	Hutchinson, MN	Hutchinson Mall 1060 SR 15	55350	MM	Fee	1981	1/2	*	100%	121,001	$484,175	$5.25	72.8%	JCPenney (2011), Hennen’s Furniture (Not Owned)
309	Minneapolis, MN	Maple Grove Crossing Weaver Lake Road & I-94	55369	SC	Fee (3)	1995/2002	1996		50%	265,957	$3,055,508	$11.49	100%	Kohl’s (2016), Barnes & Noble (2011), Gander Mountain (2011), Michaels (2012), Bed Bath & Beyond (2012), Cub Foods (Not Owned)
310	St. Paul, MN	Midway Marketplace 1450 University Avenue West	55104	SC	Fee (3)	1995	1997		14.5%	324,354	$2,690,010	$8.29	100%	Wal-Mart (2022), Cub Foods (2015), PetSmart (2011), Mervyns (2016), Herberger’s (Not Owned), Borders Books & Music (Not Owned)
311	Worthington, MN	Northland Mall 1635 Oxford Street	56187	MM	Fee	1977	1/2	*	100%	185,658	$350,428	$3.98	47.4%	JCPenney (2012), Hy-Vee Food Stores (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

	Mississippi
312	Gulfport, MS	Crossroads Center Crossroads Parkway	39503	SC	GL	1999	2003		100%	426,807	$5,290,705	$11.25	99%	Academy Sports (2015), Bed Bath & Beyond (2014), Ross Dress For Less (2015), Goody’s (2011), T.J. Maxx (2009), Cinemark (2019), Office Depot (2014), Belk (2024), Barnes & Noble (2014)
313	Jackson, MS	The Junction 6351 I-55 North3	39213	SC	Fee	1996	2003		100%	107,780	$1,183,739	$10.98	100%	PetSmart (2012), Office Depot (2016), Home Depot (Not Owned), Target (Not Owned)
314	Oxford, MS	Oxford Place 2015 - 2035 University Avenue	38655	SC	Fee (3)	2000	2003		20%	13,200	$336,188	$13.95	100%	Kroger (2020)
315	Starkville, MS	Starkville Crossing 882 Highway 12 West	39759	SC	Fee	1999/2004	1994		100%	133,691	$918,964	$6.87	100%	JCPenney (2010), Kroger (2042), Lowe’s (Not Owned)
316	Tupelo, MS	Big Oaks Crossing 3850 N Gloster St.	38801	SC	Fee	1992	1994		100%	348,236	$2,032,024	$5.89	99.1%	Sam’s Club (2012), Goody’s (2012), Wal-Mart (2012)
	Missouri
317	Arnold, MO	Jefferson County Plaza Vogel Road	63010	SC	Fee (3)	2002	1	*	50%	42,091	$487,730	$14.83	78.1%	Home Depot (Not Owned), Target (Not Owned)
318	Fenton, MO	Fenton Plaza Gravois & Highway 141	63206	SC	Fee	1970/1997	1/2	*	100%	93,420	$946,807	$11.10	90.1%
319	Independence, MO	Independence Commons 900 East 39th Street	64057	SC	Fee (3)	1995/1999	1995		14.5%	386,066	$5,030,111	$13.20	98.7%	Kohl’s (2016), Bed Bath & Beyond (2012), Marshalls (2012), Best Buy (2016), Barnes & Noble (2011), AMC Theatres (2015)
320	Kansas City, MO	Ward Parkway 8600 Ward Parkway	64114	SC	Fee (3)	1959/2004	2003		20%	358,063	$5,303,991	$14.04	94.8%	Dick’s Sporting Goods (2016), 24 Hour Fitness (2023), PetSmart (2016), Steve & Barry’s (2014), Target (2023), AMC Theatres (2011), Off Broadway Shoes (2015), T.J. Maxx (2013), Dillard’s (2009)
321	Springfield, MO	Morris Corners 1425 East Battlefield	65804	SC	GL	1989	1998		100%	56,033	$491,757	$8.78	100%	Toys “R” Us (2013)
322	St. John, MO	St. John Crossing 9000-9070 St. Charles Rock Road	63114	SC	Fee	2003	2003		100%	88,450	$1,016,757	$11.55	94%	Shop ’n Save(2022)
323	St. Louis, MO	Plaza At Sunset Hill 10980 Sunset Plaza	63128	SC	Fee	1997	1998		100%	415,435	$5,605,763	$12.30	99.5%	Toys “R” Us (2013), CompUSA (2013), Bed Bath & Beyond (2012), Marshalls (2012), Home Depot (2023), PetSmart (2012), Borders (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

324	St.Louis, MO	Southtowne Kings Highway & Chippewa	63109	SC	Fee	2004	1998		100%	71,592	$1,120,086	$16.38	95.5%	Office Max (2014)
325	St.Louis, MO	Promenade at Brentwood 1 Brentwood Promenade Court	63144	SC	Fee	1998	1998		100%	299,584	$4,043,589	$13.50	100%	Target (2023), Bed Bath & Beyond (2009), PetSmart (2014), Lane Home Furnishings (2013)
326	St.Louis, MO	Gravois Village 4523 Gravois Village Plaza	63049	SC	Fee	1983	1998		100%	114,992	$616,924	$5.73	93.6%	Kmart(2013)
327	St.Louis, MO	Olympic Oaks Village 12109 Manchester Road	63121	SC	Fee	1985	1998		100%	92,372	$1,356,315	$16.17	90.8%	T.J. Maxx (2011)
	Nevada
328	Carson City, NV	Eagle Station 3871 S. Carson Street	89701	MV	Fee	1983	2005		50%	60,494	$554,533	$9.17	100%	Mervyns (2020)
329	Las Vegas, NV	Loma Vista Shopping Center 4700 Meadows Lane	89107	MV	Fee	1979	2005		50%	75,687	$780,300	$10.31	100%	Mervyns (2020)
330	Las Vegas, NV	Nellis Crossing Shopping 1300 S. Nellis Blvd.	89104	MV	Fee	1986	2005		50%	76,016	$697,068	$9.17	100%	Mervyns (2020)
331	Reno, NV	Sierra Town Center 6895 Sierra Center Parkway	89511	MV	Fee	2002	2005		50%	79,239	$635,684	$8.02	100%	Mervyns (2020)
332	Reno, NV	Reno Riverside East First Street & Sierra	89505	SC	Fee	2000	2000		100%	52,474	$697,379	$13.29	100%	Century Theatres (2014)
333	SW Las Vegas, NV	Grand Canyon Parkway S.C. 4265 S. Grand Canyon Drive	89147	MV	Fee	2003	2005		50%	79,294	$908,269	$11.45	100%	Mervyns (2020)
	New Jersey
334	Brick, NJ	Brick Center Plaza 51 Chambers Bridge Road	08723	SC	Fee	1999	2007		100%	114,028	$1,848,403	$16.21	100%	Best Buy (2015), Bed Bath & Beyond (2010), Levitz Furniture (2011)
335	East Hanover, NJ	East Hanover Plaza 154 State Route 10	07936	SC	Fee	1994	2007		100%	97,500	$1,764,383	$18.10	100%	Branch Brook Pool & Patio (2017), Sports Authority (2012)
336	East Hanover, NJ	Sony Theatre Complex 145 State Route 10	07936	SC	Fee	1993	2007		100%	20,737	$1,024,326	$22.40	89.7%	Loews East Hanover Cinemas (2022)
337	Edgewater, NJ	Edgewater Town Center 905 River Road	07020	LC	Fee	2000	2007		100%	77,508	$1,740,232	$22.45	100%	Whole Foods (2020)
338	Freehold, NJ	Freehold Marketplace NJ Hwy. 33 & W. Main St. (Rte. 537)	07728	SC	Fee	2005	1	*	100%	0	$570,000	$0.00	100%
339	Hamilton, NJ	Hamilton Marketplace NJ State Hwy. 130 & Klockner Rd.	08691	SC	Fee	2004	2003		100%	468,240	$8,278,732	$15.23	99.1%	Staples (2015), Kohl’s (2023), Linens ’N Things (2014), Michaels (2013), Ross Dress For Less (2014), ShopRite (2028), Barnes & Noble (2014), Wal-Mart (Not Owned), BJ’s Wholesale (Not Owned), Lowe’s (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

340	Jersey City, NJ	440 Commons 440 State Rte #440	07305	SC	Fee	1997	2007		100%	162,533	$1,648,075	$10.14	100%	Home Depot (2018), Levitz Furniture (2009)
341	Lumberton, NJ	Crossroads Plaza 1520 Route 38	08036	SC	Fee (3)	2003	2007		20%	89,627	$1,536,847	$17.15	100%	ShopRite (2024), Lowe’s (Not Owned)
342	Lyndhurst, NJ	Lewandowski Commons 434 Lewandowski Street	07071	SC	Fee (3)	1998	2007		20%	78,097	$1,676,758	$22.57	95.1%	Stop & Shop (2020)
343	Mays Landing, NJ	Hamilton Commons 4215 Black Horse Pike	08330	SC	Fee	2001	2004		100%	398,870	$5,847,397	$15.72	93.2%	Regal Cinemas (2021), Ross Dress For Less (2012), Bed Bath & Beyond (2017), Marshalls (2012), Sports Authority (2015), Circuit City (2020)
344	Mays Landing, NJ	Wrangleboro Consumer Square 2300 Wrangleboro Road	08330	SC	Fee	1997	2004		100%	839,019	$9,606,208	$12.05	95%	Borders (2017), Best Buy (2017), Kohl’s (2018), Staples (2012), Babies “R” Us (2013), BJ’s Wholesale Club (2016), Dick’s Sporting Goods (2013), Linens ’N Things (2012), Michaels (2013), Target (2023), PetSmart (2013)
345	Mt. Laurel, NJ	Centerton Square Centerton Road & Marter Ave.	08054	SC	Fee (3)	2005	1	*	10%	280,067	$6,673,133	$18.59	100%	Wegman’s Food Markets (2024), Bed Bath & Beyond (2015), PetSmart (2015), DSW Shoe Warehouse (2015), Jo-Ann Stores (2015), T.J. Maxx (2015), Sports Authority (2016), Costco (Not Owned), Target (Not Owned)
346	Princeton, NJ	Nassau Park Shopping Center Route 1 & Quaker Bridge Road	02071	SC	Fee	1995	1997		100%	289,452	$5,768,332	$19.93	100%	Borders (2011), Best Buy (2012), Linens ’N Things (2011), PetSmart (2011), Babies “R” Us (2016), Target (Not Owned), Wal-Mart (Not Owned), Home Depot (Not Owned), Sam’s Club (Not Owned)
347	Princeton, NJ	Nassau Park Pavilion Route 1 & Quaker Bridge Road	02071	SC	Fee	1999/2004	1	*	100%	202,622	$3,994,278	$15.68	98.7%	Dick’s Sporting Goods (2015), Michaels (2009), Wegman’s Food Markets (2024), Kohl’s (2019)
348	Union, NJ	Route 22 Retail Shopping Center 2700 US Hwy. 22 E	07083	SC	Fee	1997	2007		100%	110,453	$1,388,842	$17.07	73.6%	Circuit City (2018), Babies “R” Us (2017), Target (Not Owned)
349	West Long Branch, NJ	Monmouth Consumer Center 310 State Highway #36	07764	SC	Fee	1993	2004		100%	292,999	$3,976,437	$13.69	99.1%	Sports Authority (2012), Barnes & Noble (2009), PetSmart (2009), Home Depot (2013)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

350	West Paterson, NJ	West Falls Plaza 1730 Route 46	07424	SC	Fee (3)	1995	2007		20%	81,261	$1,917,571	$21.75	100%	A & P Company (2021)
	New Mexico
351	Los Alamos, NM	Mari Mac Village 800 Trinity Drive	87533	SC	Fee	1978/1997	1/2	*	100%	93,021	$664,046	$7.14	100%	Smith’s Food & Drug (2012), Smith’s Food & Drug (2013), Bealls(2009)
	New York
352	Amherst, NY	Boulevard Consumer Square 1641-1703 Niagara Falls Blvd.	14228	SC	Fee	1998/2001/ 2003	2004		100%	557,403	$6,069,510	$9.91	97%	Target (2019), Kmart (2008), Babies “R” Us (2015), Barnes & Noble (2014), Best Buy (2016), Bed Bath & Beyond (2018), A.C. Moore (2013), Lowe’s (2030)
353	Amherst, NY	Burlington Plaza 1551 Niagara Falls Boulevard	14228	SC	GL	1978/1982/ 1990/1998	2004		100%	199,504	$2,111,053	$10.80	98%	Burlington Coat Factory (2014), Jo-Ann Stores (2014)
354	Amherst, NY	Sheridan Harlem Plaza 4990 Harlem Road	14226	SC	Fee	1960/1973/ 1982/1988/ 2003	2004		100%	58,413	$651,694	$11.46	97.3%
355	Amherst, NY	Tops Plaza - Amherst 3035 Niagara Falls Blvd.	14226	SC	Fee (3)	1986	2004		20%	145,192	$1,149,834	$8.09	97.9%	Tops Markets (2010)
356	Amherst, NY	Tops Plaza - Transit/N. French 9660 Transit Road	14226	SC	Fee	1998	2004		100%	114,177	$1,119,261	$10.23	95.8%	Tops Markets (2016)
357	Amherst, NY	Eckerd Drug Store 2545 Millersport Hwy.	14068	SC	Fee	2000	2007		100%	10,908	$250,489	$22.96	100%
358	Arcade, NY	Tops Plaza-Arcade Route 39	14009	SC	Fee	1995	2004		100%	65,915	$662,409	$10.05	100%	Tops Markets (2015)
359	Avon, NY	Tops Plaza-Avon 270 E. Main Street	14414	SC	Fee (3)	1997/2002	2004		10%	63,288	$454,162	$8.05	89.2%	Tops Markets (2017)
360	Batavia, NY	BJ’s Plaza 8326 Lewiston Road	14020	SC	Fee (3)	1996	2004		14.5%	95,846	$831,569	$8.68	100%	BJ’s Wholesale Club (2016)
361	Batavia, NY	Batavia Commons 419 West Main St.	14020	SC	Fee (3)	1990	2004		14.5%	49,431	$385,167	$9.05	86.1%
362	Batavia, NY	Martin’s Plaza 8351 Lewiston Road	14020	SC	Fee (3)	1994	2004		14.5%	37,140	$496,328	$14.04	95.2%	Martin’s (Not Owned)
363	Big Flats, NY	Big Flats Consumer Square 830 County Route 64	14814	SC	Fee	1993/2001	2004		100%	641,264	$6,019,104	$9.52	98.6%	Dick’s Sporting Goods (2008), Wal-Mart (2013), Sam’s Club (2013), Tops Markets (2013), Bed Bath & Beyond (2014), Michaels (2010), Old Navy (2009), Staples (2011), Barnes & Noble (2011), T.J. Maxx (2013)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

364	Buffalo, NY	Elmwood Regal Center 1951 - 2023 Elmwood Avenue	14207	SC	Fee	1997	2004	100%	133,940	$1,635,138	$14.71	83%	Regal Cinemas (2017), Office Depot (2012)
365	Buffalo, NY	Marshalls Plaza 2150 Delaware Avenue	14216	SC	Fee	1960/1975/ 1983/1995	2004	100%	82,196	$802,506	$11.03	88.5%	Marshalls (2009)
366	Buffalo, NY	Delaware Consumer Square 2636-2658 Delaware Avenue	14216	SC	GL	1995	2004	100%	238,531	$2,047,004	$8.95	95.9%	A.J. Wright (2012), Office Max (2012), Target (2015)
367	Buffalo, NY	Eckerd Drug Store #5661 1625 Broadway Street	14212	SC	Fee	2000	2007	100%	12,739	$280,861	$22.05	100%
368	Cheektowaga, NY	Borders Books 2015 Walden Avenue	14225	SC	Fee (3)	1994	2004	14.5%	26,500	$609,500	$23.00	100%	Borders (2015)
369	Cheektowaga, NY	Union Road Plaza 3637 Union Road	14225	SC	Fee (3)	1979/1982/ 1997/2003	2004	14.5%	174,438	$1,111,969	$6.92	92.2%	Dick’s Sporting Goods (2015)
370	Cheektowaga, NY	Thruway Plaza 2195 Harlem Road	14225	SC	Fee	1997	2004	100%	371,512	$2,756,010	$7.42	100%	Wal-Mart (2017), Movieland 8 Theatres (2019), Tops Markets (2019), A.J. Wright (2015), Value City Furniture (2009), M & T Bank (2017), Home Depot (Not Owned)
371	Cheektowaga, NY	Tops Plaza - Union Road 3825 - 3875 Union Road	14225	SC	Fee (3)	1978/1989/ 1995/2004	2004	20%	151,357	$1,588,759	$11.37	92.3%	Tops Markets (2013)
372	Cheektowaga, NY	Union Consumer Square 3733 - 3735 Union Road	14225	SC	Fee (3)	1989	2004	14.5%	386,548	$4,630,527	$12.20	98.2%	Marshalls (2009), Office Max (2010), Sam’s Club (2024), Circuit City (2016), Jo-Ann Stores (2015), Bed Bath & Beyond (2018)
373	Cheektowaga, NY	Walden Place 2130 - 2190 Walden Avenue	14225	SC	Fee (3)	1994/1999	2004	14.5%	68,002	$617,737	$11.43	79.5%
374	Cheektowaga, NY	Consumer Square 1700 - 1750 Walden Avenue	14225	SC	Fee (3)	1997/ 1999/2004	2004	14.5%	255,964	$2,423,853	$9.47	100%	Office Depot (2009), Linens ’N Things (2015), Michaels (2013), Target (2015)
375	Cheektowaga, NY	Eckerd Drug Store #5797 2401 Gennesee Street	14225	SC	Fee	2000	2007	100%	10,908	$335,592	$30.77	100%
376	Chili, NY	Chili Plaza 800 Paul Road	14606	SC	Fee	1998	2004	100%	116,868	$748,189	$6.02	100%	Sears (2019)
377	Clarence, NY	Barnes & Noble 7370 Transit Road	14031	SC	Fee (3)	1992	2004	14.5%	16,030	$304,249	$18.98	100%
378	Clarence, NY	Eastgate Plaza Transit & Greiner Roads	14031	SC	GL (3)	1995	2004	14.5%	520,876	$3,994,706	$7.92	96.9%	BJ’s Wholesale Club (2021), Dick’s Sporting Goods (2011), Linens ’N Things (2015), Michaels (2010), Wal-Mart (2019)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

379	Clarence, NY	Jo-Ann Plaza 4101 Transit Road	14221	SC	Fee (3)	1994	2004	14.5%	92,720	$743,588	$8.02	100%	Office Max (2009), Jo-Ann Stores (2015), Big Lots (2015), Home Depot (Not Owned)
380	Dansville, NY	Tops Plaza - Dansville 23-65 Franklin Street	14437	SC	Fee	2001	2004	100%	71,640	$673,449	$10.08	93.2%	Tops Markets (2021)
381	Dewitt, NY	Marshalls Plaza 3401 Erie Boulevard East	13214	SC	Fee	2001/2003	2004	100%	306,177	$3,102,865	$10.30	98.4%	Toys “R” Us (2018), Old Navy (2011), Marshalls (2019), Bed Bath & Beyond (2018), A.C. Moore (2014), Syracuse Orthopedic Specialist (2017)
382	Dewitt, NY	Michaels - Dewitt 3133 Erie Boulevard	13214	SC	Fee	2002	2004	100%	38,413	$480,166	$12.50	100%	Michaels (2010)
383	Dunkirk, NY	Eckerd Drug Store 1166 Central Avenue	14048	SC	GL	2000	2007	100%	10,908	$210,569	$19.30	100%
384	Elimira, NY	Tops Plaza - Elmira Hudson Street	14904	SC	Fee (3)	1997	2004	10%	98,330	$1,111,325	$11.30	100%	Tops Markets (2017)
385	Gates, NY	Westgate Plaza 2000 Chili Avenue	14624	SC	Fee	1998	2004	100%	334,752	$3,201,832	$9.77	97.9%	Wal-Mart (2021), Staples (2015)
386	Greece, NY	Jo-Ann/PetSmart Plaza 3042 West Ridge Road	14626	SC	Fee	1993/1999	2004	100%	75,916	$804,287	$10.59	100%	PetSmart (2008), Jo-Ann Stores (2015)
387	Hamburg, NY	BJ’s Plaza - Hamburg 4408 Milestrip Road	14075	SC	GL	1990/1997	2004	100%	175,965	$1,745,340	$10.27	96.6%	Office Max (2010), BJ’s Wholesale Club (2010)
388	Hamburg, NY	McKinley Place 3701 McKinley Parkway	14075	SC	Fee	2001	2004	100%	128,944	$1,536,206	$12.13	98.3%	Dick’s Sporting Goods (2011), Rosa’s Home Store (2009)
389	Hamburg, NY	Home Depot Plaza - Hamburg 4405 Milestrip Road	14219	SC	GL	1999/2000	2004	100%	139,413	$1,519,710	$10.90	100%	Home Depot (2012)
390	Hamburg, NY	McKinley Milestrip Center 3540 McKinley Parkway	14075	SC	Fee	1999	2004	100%	106,774	$1,472,383	$13.79	100%	Old Navy (2010), Jo-Ann Stores (2015)
391	Hamburg, NY	South Park Plaza - Tops 6150 South Park Avenue	14075	SC	Fee (3)	1990/1992	2004	10%	84,000	$730,500	$8.70	100%	Tops Markets (2015)
392	Hamlin, NY	Tops Plaza - Hamlin 1800 Lake Road	14464	SC	Fee (3)	1997	2004	10%	60,488	$465,592	$8.33	92.4%	Tops Markets (2017)
393	Irondequoit, NY	Culver Ridge Plaza 2255 Ridge Road East	14622	SC	Fee (3)	1972/1984/ 1997	2004	20%	226,812	$2,316,037	$11.34	90%	Regal Cinemas (2022), A.J. Wright (2014)
394	Ithaca, NY	Tops Plaza - Ithaca 614 - 722 South Meadow	14850	SC	Fee	1990/ 1999/2003	2004	100%	229,320	$3,650,658	$16.43	96.9%	Office Depot (2014), Tops Markets (2022), Michaels (2013), Barnes & Noble (2018)
395	Jamestown, NY	Tops Plaza - Jamestown 75 Washington Street	14702	SC	Fee (3)	1997	2004	20%	98,001	$975,575	$11.88	83.8%	Tops Markets (2018)
396	Lancaster, NY	Regal Center 6703-6733 Transit Road	14221	SC	Fee (3)	1997	2004	14.5%	112,949	$897,447	$8.66	91.8%	Regal Cinemas (2017)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

397	Leroy, NY	Tops Plaza - Leroy 128 West Main Street	14482	SC	Fee (3)	1997	2004	20%	62,747	$584,903	$9.32	100%	Tops Markets (2017)
398	Lockport, NY	Wal-Mart/Tops Plaza - Lockport 5789 & 5839 Transit Rd. & Hamm	14094	SC	GL	1993	2004	100%	296,582	$2,731,435	$9.21	100%	Wal-Mart (2015), Tops Markets (2021), Sears (2011)
399	N. Tonawanda, NY	Mid-City Plaza 955-987 Payne Avenue	14120	SC	Fee	1997/1960/ 1976/1980/ 1995/2004	2004	100%	224,949	$2,050,459	$11.76	77.5%	Tops Markets (2024)
400	New Hartford, NY	Consumer Square 4725 - 4829 Commercial Drive	13413	SC	Fee (3)	2002	2004	14.5%	514,717	$6,218,620	$12.08	100%	Barnes & Noble (2013), Bed Bath & Beyond (2018), Best Buy (2013), Staples (2018), Michaels (2013), Wal-Mart (2022), T.J. Maxx (2012)
401	New Hartford, NY	Tops Plaza - New Hartford 40 Kellogg Road	13413	SC	Fee	1998	2004	100%	127,777	$1,139,310	$12.20	73.1%	Hannaford Brothers (2018)
402	Niagara Falls, NY	Regal Cinemas - Niagara Falls 720 & 750 Builders Way	14304	SC	Fee	1994/2000	2004	100%	43,170	$577,615	$13.38	100%	Regal Cinemas (2019)
403	Niskayuna, NY	Mohawk Commons 402 - 442 Balltown Road	12121	SC	Fee	2002	2004	100%	399,901	$4,667,744	$11.47	100%	Price Chopper (2022), Lowe’s (2022), Marshalls (2012), Barnes & Noble (2014), Bed Bath & Beyond (2019), Target (Not Owned)
404	Norwich, NY	Tops Plaza-Norwich 54 East Main Street	13815	SC	GL (3)	1997	2004	10%	85,453	$1,093,185	$12.98	98.6%	Tops Markets (2018)
405	Olean, NY	Wal-Mart Plaza - Olean 3142 West State Street	14760	SC	Fee	1993/2004	2004	100%	285,400	$2,191,941	$8.18	93.9%	Wal-Mart (2014), Eastwynn Theatres (2014), BJ’s Wholesale Club (2014), Home Depot (Not Owned)
406	Ontario, NY	Tops Plaza - Ontario Blockbuster 6254 - 6272 Furnace Road	14519	SC	Fee (3)	1998	2004	20%	77,040	$735,576	$10.21	93.5%	Tops Markets (2019)
407	Orchard Park, NY	Crossroad Plaza 3245 Southwestern Boulevard	14127	SC	Fee (3)	2000	2004	20%	167,805	$1,838,877	$11.71	93.5%	Tops Markets (2022), Stein Mart (2012)
408	Plattsburgh, NY	Consumer Square Rte. 3 - Cornelia Road	12901	SC	Fee	1993/2004	2004	100%	491,513	$3,438,584	$7.28	96.1%	Sam’s Club (2013), Wal-Mart (2020), T.J. Maxx (2013), PetSmart (2014), Michaels (2011)
409	Rochester, NY	Panorama Plaza 1601 Penfield Road	14625	SC	Fee (3)	1959/1965/ 1972/1980/ 1986/1994	2004	20%	278,241	$3,215,586	$12.65	91.4%	Linens ’N Things (2013), Tops Markets (2014)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

410	Rome, NY	Freedom Plaza 205-211 Erie Boulevard West	13440	SC	Fee	1978/2000/ 2001	2004	100%	194,467	$1,228,712	$6.05	100%	Staples (2015), JCPenney (2017), Tops Markets (2021), Marshalls (2016)
411	Tonawanda, NY	Youngman Plaza 750 Young Street	14150	SC	Fee (3)	1985/2003	2004	10%	185,359	$1,282,449	$7.02	94.8%	BJ’s Wholesale Club (2010), Big Lots (2012)
412	Tonawanda, NY	Office Depot Plaza 2309 Eggert Road	14150	SC	Fee	1976/1985/ 1996	2004	100%	121,846	$995,460	$10.40	78.6%	Best Fitness (2025), Office Depot (2011)
413	Tonawanda, NY	Sheridan/Delaware Plaza 1692-1752 Sheridan Drive	14223	SC	Fee	1950/1965/ 1975/1986/ 2000	2004	100%	188,200	$1,347,006	$7.18	99.7%	Bon Ton Home Store (2010), Tops Markets (2020)
414	Tonawanda, NY	Tops Plaza-Niagara Street 150 Niagara Street	14150	SC	Fee (3)	1997	2004	10%	97,014	$1,056,710	$12.03	90.6%	Tops Markets (2017)
415	Victor, NY	Victor Square 2-10 Commerce Drive	14564	SC	Fee	2000	2004	100%	56,134	$966,872	$17.22	100%
416	Warsaw, NY	Tops Plaza - Warsaw 2382 Route 19	14569	SC	Fee (3)	1998	2004	20%	74,105	$542,523	$8.30	88.2%	Tops Markets (2015)
417	West Seneca, NY	Home Depot Plaza 1881 Ridge Road	14224	SC	GL	1975/1983/ 1987/1995	2004	100%	139,453	$1,401,687	$10.37	96.9%	Home Depot (2016)
418	West Seneca, NY	Seneca - Ridge Plaza 3531 Seneca Street	14224	SC	Fee	1980/1996/ 2004	2004	100%	62,403	$294,082	$11.86	39.7%
419	Williamsville, NY	Williamsville Place 5395 Sheridan Drive	14221	SC	Fee	1986/1995/ 2003	2004	100%	103,046	$1,174,447	$14.21	80.2%
420	Williamsville, NY	Premier Place 7864 - 8020 Transit Road	14221	SC	Fee (3)	1986/1994/ 1998	2004	14.5%	142,536	$1,334,980	$10.87	86.1%	Premier Liquors (2010), Stein Mart (2008)
	North Carolina
421	Apex, NC	Beaver Creek Crossings South 1335 W. Williams Street	27502	SC	Fee	2006	1*	100%	235,646	$3,356,021	$13.27	100%	Dick’s Sporting Goods (2017), Consolidated Theatres (2026), T.J. Maxx (2016), Circuit City (2022), Borders (2022)
422	Apex, NC	Beaver Creek Commons 1335 W. Williams Street	27502	SC	Fee (3)	2005	1*	10%	110,429	$2,420,390	$16.38	95.5%	Linens ’N Things (2016), Office Max (2014), Lowe’s (Not Owned), Target (Not Owned)
423	Asheville, NC	Oakley Plaza Fairview Rd. at Interstate 240	28801	SC	Fee	1988	2007	100%	129,259	$974,448	$8.31	90.7%	Babies “R” Us (2011), BI-LO (2016)
424	Asheville, NC	River Hills 299 Swannanoa River Road	28805	SC	Fee (3)	1996	2003	14.5%	190,970	$2,073,592	$10.86	100%	Goody’s (2009), Carmike Cinemas (2017), Circuit City (2017), Dick’s Sporting Goods (2017), Michaels (2008), Office Max (2011)
425	Cary, NC	Circuit City - Cary 1401 Piney Plains Rd.	27511	SC	Fee	2000	2007	100%	27,891	$526,500	$18.88	100%	Circuit City (2022)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

426	Cary, NC	Mill Pond Village 3434-3490 Kildaire Farm Road	27512	SC	Fee	2004	2007		100%	88,784	$1,240,102	$13.96	96.4%	Lowe’s Foods (2021)
427	Chapel Hill, NC	Meadowmont Village Center W. Barbee Chapel Rd.	27517	SC	Fee (3)	2002	2007		20%	132,745	$2,386,086	$20.33	88.4%	Harris Teeter Supermarkets (2022)
428	Charlotte, NC	BJ’s Wholesale Club 6030 Independence Blvd.	28212	SC	Fee	2002	2007		100%	99,792	$1,173,448	$11.76	100%	BJ’s Wholesale Club (2022)
429	Charlotte, NC	Camfield Corners 8620 Camfield Street	28277	SC	Fee	1994	2007		100%	69,910	$806,052	$12.38	93.1%	BI-LO (2014)
430	Clayton, NC	Clayton Corners US Highway 70 West	27520	SC	Fee (3)	1999	2007		20%	125,653	$1,368,275	$11.37	95.8%	Lowe’s Foods (2019)
431	Concord, NC	Eckerd Drug Store - Concord Highway #29 at Pitts School	28027	SC	Fee	2002	2007		100%	10,908	$227,814	$20.89	100%
432	Cornelius, NC	Southlake Shopping Center 20601 Torrence Chapel Road	28031	SC	Fee	2001	2007		100%	131,247	$1,229,497	$10.40	90.1%	Stein Mart (2013), Harris Teeter Supermarkets (2009)
433	Durham, NC	Patterson Place 3616 Witherspoon Blvd.	27707	SC	Fee (3)	2004	2007		20%	161,017	$2,345,275	$16.07	90.6%	DSW Shoe Warehouse (2016), A.C. Moore (2014), Bed Bath & Beyond (2020)
434	Durham, NC	Oxford Commons 3500 Oxford Road	27702	SC	Fee	1990/2001	1/2	*	100%	203,069	$1,332,475	$6.91	94.9%	Food Lion (2010), Burlington Coat Factory (2012), Wal-Mart (Not Owned)
435	Durham, NC	South Square 4001 Durham Chapel	27707	SC	Fee (3)	2005	2007		20%	107,812	$1,663,669	$14.97	100%	Office Depot (2010), Ross Dress For Less (2015)
436	Fayetteville, NC	Cross Pointe Centre 5075 Morganton Road	28314	SC	Fee	1985/2003	2003		100%	196,279	$1,515,473	$8.17	94.5%	T.J. Maxx (2011), Bed Bath & Beyond (2014)
437	Fayetteville, NC	Fayetteville Pavilion 2061 Skibo Road	28314	SC	Fee (3)	1998/2001	2007		20%	272,385	$3,090,242	$11.35	100%	Dick’s Sporting Goods (2017), Linens ’N Things (2016), PetSmart (2016), Creative Basket Expressions (2020), Marshalls (2008), Michaels (2009)
438	Fuquay Varina, NC	Sexton Commons 1420 N. Main St.	27526	SC	Fee (3)	2002	2007		20%	49,097	$766,584	$15.61	100%	Harris Teeter Supermarkets (2021)
439	Greensboro, NC	Adams Farm 5710 High Point Road	27407	SC	Fee	2004	2007		100%	112,195	$1,025,841	$10.30	88.8%	Harris Teeter Supermarkets (2008)
440	Greensboro, NC	Golden Gate East Cornwallis Dr.	27405	SC	Fee	1962/2002	2007		100%	153,113	$1,129,416	$8.46	87.2%	Harris Teeter Supermarkets (2011), Staples (2016), Food Lion (2012)
441	Greensboro, NC	Shoppes at Wendover Village I 4203-4205 West Wendover Avenue	27407	SC	Fee	2004	2007		100%	35,895	$800,113	$25.02	89.1%	Costco (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

442	Greensboro, NC	Wendover II West Wendover Ave.	27407	SC	Fee (3)	2004	2007		20%	135,004	$2,004,120	$15.34	96.8%	A.C. Moore (2014), Circuit City (2020), Sofa Connection (2014)
443	Huntersville, NC	DDRTC Birkdale Village LLC 8712 Lindholm Dr., Suite 206	28078	LC	Fee (3)	2002/2003	2007		15%	301,271	$6,775,105	$24.40	91.7%	Barnes & Noble (2013), Dick’s Sporting Goods (2018)
444	Huntersville, NC	Rosedale Shopping Center 9911 Rose Commons Dr.	28078	SC	Fee (3)	2000	2007		20%	119,197	$1,903,349	$16.25	98.3%	Harris Teeter Supermarkets (2020)
445	Indian Trail, NC	Union Town Center Independence & Faith Church Rd.	28079	SC	Fee	1999	2004		100%	96,160	$851,028	$10.74	82.4%	Food Lion (2020)
446	Jacksonville, NC	Gateway Plaza - Jacksonville SEC Western Blvd. & Gateway South	28546	SC	Fee (3)	2001	2007		15%	101,413	$1,125,463	$11.10	100%	Bed Bath & Beyond (2013), Ross Dress For Less (2013), Target (Not Owned), Lowe’s (Not Owned)
447	Matthews, NC	Sycamore Commons Matthews Township Pky. & Northeast Pky.	28105	SC	Fee (3)	2002	2007		15%	265,860	$4,486,586	$17.23	97.9%	Michaels (2012), Bed Bath & Beyond (2012), Dick’s Sporting Goods (2017), Old Navy (2011), Circuit City (2023), Costco (Not Owned), Lowe’s (Not Owned)
448	Mooresville, NC	Mooresville Consumer Square I 355 West Plaza Drive	28117	SC	Fee	1999/2006	2006		100%	472,182	$4,300,251	$9.45	96.4%	Wal-Mart (2019), Goody’s (2010), Gander Mountain (2021)
449	Mooresville, NC	Winslow Bay Commons Bluefield Road & Highway 150	28117	SC	Fee (3)	2003	2007		15%	255,798	$3,412,149	$12.88	98.4%	Ross Dress For Less (2014), Linens ’N Things (2014), Dick’s Sporting Goods (2019), T.J. Maxx (2013), Michaels (2013), Super Target (Not Owned)
450	New Bern, NC	Rivertowne Square 3003 Claredon Blvd.	28561	SC	Fee	1989/1999	1/2	*	100%	68,130	$625,798	$9.36	98.2%	Goody’s (2012), Wal-Mart (Not Owned)
451	Raleigh, NC	Alexander Place Glenwood Ave. & Brier Creek Pky.	27617	SC	Fee (3)	2004	2007		15%	158,298	$2,257,172	$14.77	96.5%	Kohl’s (2025), Super Wal-Mart (Not Owned)
452	Raleigh, NC	Capital Crossing 2900-2950 East Mill Brook Road	27613	SC	Fee	1995	2007		100%	83,248	$888,670	$10.68	99.9%	Lowe’s Foods (2015), Staples (2011)
453	Raleigh, NC	Eckerd Drug Store - Perry Creek US Highway 401 & Perry Creek Road	27616	SC	Fee	2003	2007		100%	10,908	$284,571	$26.09	100%
454	Raleigh, NC	Wakefield Crossing Wakefield Pines Dr. & New Falls of Neuse	27614	SC	Fee	2001	2007		100%	75,927	$930,397	$13.41	91.4%	Food Lion (2022)
455	Salisbury, NC	Alexander Pointe 850 Jake Alexander Blvd.	28144	SC	Fee (3)	1997	2007		20%	57,710	$615,494	$11.21	95.1%	Harris Teeter Supermarkets (2017)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

456	Siler City, NC	Chatham Crossing US Highway 64 West	27344	SC	Fee (3)	2002	2007		15%	31,979	$433,664	$13.56	100%	Super Wal-Mart (Not Owned)
457	Southern Pines, NC	BI-LO - Southern Pines US Hwy. 15-501	28387	SC	Fee (3)	2002	2007		15%	57,404	$512,112	$10.83	82.4%	Stein Mart (2016)
458	Wake Forest, NC	Capital Plaza 11825 Retail Drive	27587	SC	Fee (3)	2004	2007		15%	46,793	$586,308	$13.57	92.3%	Home Depot (Not Owned), Super Target (Not Owned)
459	Washington, NC	Pamlico Plaza 536 Pamlico Plaza	27889	SC	Fee	1990/1999	1/2	*	100%	80,269	$570,040	$7.10	100%	Goody’s (2009), Office Depot (2009), Wal-Mart (Not Owned)
460	Wilmington, NC	University Centre S. College Rd. & New Centre Dr.	28403	SC	Fee	1989/2001	1/2	*	100%	411,887	$3,639,848	$9.46	93.5%	Lowe’s (2014), Old Navy (2011), Bed Bath & Beyond (2012), Ross Dress For Less (2012), Steve & Barry’s (2014), Badcock Furniture (2014), Sam’s Club (Not Owned)
461	Wilmington, NC	Oleander Shopping Center 3804 Oleander Drive	28401	SC	GL	1989	2007		100%	51,888	$578,191	$11.14	100%	Lowe’s Foods (2015)
462	Wilson, NC	Forest Hills Centre 1700 Raleigh Rd. NW.	27896	SC	Fee	1989	2007		100%	73,280	$639,495	$9.60	90.9%	Harris Teeter Supermarkets (2010)
463	Winston-Salem, NC	Harper Hill Commons 5049 Country Club Rd.	27104	SC	Fee (3)	2004	2007		20%	55,394	$1,355,030	$19.86	93.8%	Harris Teeter Supermarkets (2024)
464	Winston-Salem, NC	Oak Summit East Hanes Mill Road	27105	SC	Fee (3)	2003	2007		15%	142,394	$1,780,227	$12.50	100%	Goody’s (2016), Staples (2016), PetSmart (2020), Super Wal-Mart (Not Owned)
465	Winston-Salem, NC	Shops at Oliver Crossing Peters Creek Pky. Oliver Crossing	27127	SC	Fee (3)	2003	2007		20%	76,512	$945,326	$12.59	98.2%	Lowe’s Foods (2023)
466	Winston-Salem, NC	Super Wal-Mart - Winston-Salem 4550 Kester Mill Rd.	27103	SC	Fee	1998	2007		100%	204,931	$1,403,777	$6.85	100%	Wal-Mart (2017)
	North Dakota
467	Dickinson, ND	Prairie Hills Mall 1681 Third Avenue	58601	MM	Fee	1978	1/2	*	100%	266,502	$1,042,983	$4.51	86.7%	Kmart (2008), Herberger’s (2010), JCPenney (2008)
	Ohio
468	Alliance, OH	Super Wal-Mart - Alliance 2700 West State St.	44601	SC	Fee	1998	2007		100%	200,084	$1,190,500	$5.95	100%	Wal-Mart (2017)
469	Ashtabula, OH	Tops Plaza - Ashtabula 1144 West Prospect Road	44004	SC	Fee	2000	2004		100%	57,874	$816,400	$14.61	96.5%	Tops Markets (2021)
470	Aurora, OH	Barrington Town Square 70-130 Barrington Town Square	44202	SC	Fee	1996/2004	1	*	100%	102,683	$1,046,251	$11.82	84.3%	Cinemark (2011), Heinen’s (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

471	Boardman, OH	Southland Crossing I-680 & US Route 224	44514	SC	Fee	1997	1	*	100%	506,254	$4,174,737	$8.26	98.6%	Lowe’s (2016), Babies “R” Us (2009), Staples (2012), Dick’s Sporting Goods (2012), Wal-Mart (2017), PetSmart (2013), Giant Eagle (2018)
472	Canton, OH	Belden Park Crossings 5496 Dressler Road	44720	SC	Fee (3)	1995/2001/ 2003	1	*	14.5%	478,106	$5,278,123	$11.12	99.3%	Value City Furniture (2011), H.H. Gregg Appliances (2011), Jo-Ann Stores (2013), PetSmart (2013), Dick’s Sporting Goods (2010), DSW Shoe Warehouse (2012), Kohl’s (2016), Target (Not Owned)
473	Chillicothe, OH	Chillicothe Place 867 N. Bridge Street	45601	SC	GL (3)	1974/1998	1/2	*	20%	106,262	$972,293	$10.11	90.5%	Kroger (2041), Office Max (2013)
474	Chillicothe, OH	Chillicothe Place (Lowe’s) 867 N. Bridge Street	45601	SC	Fee	1998	1981		100%	130,497	$822,132	$6.30	100%	Lowe’s (2015)
475	Cincinnati, OH	Glenway Crossing 5100 Glencrossing Way	45238	SC	Fee	1990	1993		100%	235,433	$2,039,033	$10.83	80%	Steve & Barry’s (2014), Michaels (2011)
476	Cincinnati, OH	Kroger - Cincinnati 6401 Colerain Ave.	45239	SC	Fee	1998	2007		100%	56,634	$556,486	$9.83	100%	Kroger (2015)
477	Cincinnati, OH	Tri-County Mall 11700 Princeton Pike	45246	SC	Fee (3)	1960/1990/ 1992	2005		18%	717,719	$10,128,907	$16.83	88.3%	Dillard’s (2018), Sears (2019), Macy’s (Not Owned), Krazy City (2023)
478	Columbus, OH	Consumer Square West Columbus 3630 Soldano Blvd.	43228	SC	Fee	1989/2003	2004		100%	356,515	$2,164,826	$7.25	83.7%	Kroger (2014), Target (2011)
479	Columbus, OH	Dublin Village Center 6561-6815 Dublin Center Drive	43017	SC	Fee	1987	1998		100%	190,927	$557,948	$4.36	67%	AMC Theatres (2007), Max Sports Center (2008), BJ’s Wholesale Club (Not Owned)
480	Columbus, OH	Easton Market 3740 Easton Market	43230	SC	Fee	1998	1998		100%	509,611	$5,920,158	$12.23	95%	CompUSA (2013), Staples (2013), PetSmart (2014), Golfsmith Golf Center (2013), Michaels (2008), Dick’s Sporting Goods (2013), DSW Shoe Warehouse (2012), Kittle’s Home Furnishings (2012), Bed Bath & Beyond (2014), T.J. Maxx (2008)
481	Columbus, OH	Lennox Town Center 1647 Olentangy River Road	43212	SC	Fee (3)	1997	1998		50%	352,913	$3,549,339	$10.06	100%	Target (2016), Barnes & Noble (2012), Staples (2011), AMC Theatres (2021)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

482	Columbus, OH	Sun Center 3622-3860 Dublin Granville Rd.	43017	SC	Fee (3)	1995	1998		79.45%	305,428	$3,742,511	$12.25	100%	Babies “R” Us (2011), Michaels (2013), Ashley Furniture Homestore (2012), Stein Mart (2012), Whole Foods (2016), Staples (2010)
483	Columbus, OH	Hilliard Rome 1710-60 Hilliard Rome Road	43026	SC	Fee (3)	2001	2007		20%	110,871	$1,495,788	$13.49	100%	Giant Eagle (2022)
484	Dublin, OH	Perimeter Center 6644-6804 Perimeter Loop Road	43017	SC	Fee	1996	1998		100%	137,556	$1,586,737	$11.64	99.1%	Giant Eagle (2014)
485	Elyria, OH	Elyria Shopping Center 841 Cleveland	44035	SC	Fee	1977	2	*	100%	92,125	$704,695	$7.65	100%	Giant Eagle (2010)
486	Gallipolis, OH	Gallipolis Marketplace 2145 Eastern Avenue	45631	SC	Fee	1998	2003		100%	25,950	$321,798	$13.66	90.8%	Wal-Mart (Not Owned)
487	Grove City, OH	Derby Square Shopping Center 2161-2263 Stringtown Road	43123	SC	Fee (3)	1992	1998		20%	128,250	$1,077,071	$9.38	89.6%	Giant Eagle (2016)
488	Huber Hts., OH	North Heights Plaza 8280 Old Troy Pike	45424	SC	Fee	1990	1993		100%	183,015	$632,461	$15.46	22.4%	Wal-Mart (Not Owned)
489	Lebanon, OH	Countryside Place 1879 Deerfield Road	45036	SC	Fee	1990/2002	1993		100%	17,000	$63,970	$12.37	30.4%	Wal-Mart (Not Owned), Erb Lumber (Not Owned)
490	Macedonia, OH	Macedonia Commons Macedonia Commons Blvd.	44056	SC	Fee (3)	1994	1994		50%	236,749	$3,192,824	$12.37	100%	Tops Markets (2019), Kohl’s (2016), Wal-Mart (Not Owned)
491	Macedonia, OH	Macedonia Commons (Phase II) 8210 Macedonia Commons	44056	SC	Fee	1999	1/2	*	100%	169,481	$1,601,734	$9.45	100%	Cinemark (2019), Home Depot (2020)
492	North Olmsted, OH	Great Northern Plaza North 2589-26437 Great Northern	44070	SC	Fee (3)	1958/1998/ 2003	1997		14.5%	624,587	$8,281,338	$13.27	99.5%	DSW Shoe Warehouse (2015), Best Buy (2010), Marshalls (2008), Bed Bath & Beyond
														(2012), PetSmart (2008), Steve & Barry’s (2014), Home Depot (2019), K & G Menswear (2013), Jo-Ann Stores (2009), Marc’s (2012), Remington College (Not Owned), CompUSA (2008)
493	Solon, OH	Uptown Solon Kruse Drive	44139	SC	Fee	1998	1	*	100%	183,255	$2,965,114	$16.18	100%	Mustard Seed Market & Cafe (2019), Bed Bath & Beyond (2009), Borders (2018)
494	Steubenville, OH	Lowe’s Home Improvement - Steubenville 4115 Mall Drive	43952	SC	Fee	1998	2007		100%	130,497	$871,236	$6.68	100%	Lowe’s (2016)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

495	Stow, OH	Stow Community Shopping Center Kent Road	44224	SC	Fee	1997/2000	1	*	100%	404,480	$2,750,094	$9.82	69.3%	Bed Bath & Beyond (2011), Giant Eagle (2017), Kohl’s (2019), Office Max (2011), Target (Not Owned)
496	Tiffin, OH	Tiffin Mall 870 West Market Street	44883	MM	Fee	1980/2004	1/2	*	100%	170,868	$611,662	$5.50	65.1%	Cinemark (2011), JCPenney (2010)
497	Toledo, OH	Springfield Commons Shopping S. Holland-Sylvania Road	43528	SC	Fee (3)	1999	1	*	20%	241,129	$2,787,659	$11.06	99.3%	Kohl’s (2019), Gander Mountain (2014), Bed Bath & Beyond (2010), Old Navy (2010)
498	Toledo, OH	Dick’s - Toledo 851 W. Alexis Road	43612	SC	Fee	1995	2004		100%	80,160	$501,000	$6.25	100%	Dick’s Sporting Goods (2016)
499	West Chester, OH	Kroger - West Chester 7172 Cincinnati-Dayton Road	45069	SC	Fee	1998	2007		100%	56,634	$349,154	$6.17	100%	Kroger (2018)
500	Westlake, OH	West Bay Plaza 30100 Detroit Road	44145	SC	Fee	1974/1997/ 2000	1/2	*	100%	162,330	$1,372,560	$8.54	99.0%	Marc’s (2009), Kmart (2009)
501	Willoughby Hills, OH	Willoughby Hills Shopping Center Chardon Road	44092	SC	Fee (3)	1985	2007		15%	373,318	$3,428,962	$9.66	95%	Giant Eagle (2019), Bryant & Stratton Business Institute (2008), Cinemark (2010), A.J. Wright (2011), Office Max (2009), Sam’s Club (2014)
502	Xenia, OH	West Park Square 1700 West Park Square	45385	SC	Fee	1994/1997/ 2001	1	*	100%	112,361	$653,298	$8.16	71.3%	Kroger (2019), Wal-Mart (Not Owned)
	Oklahoma
503	Oklahoma City, OK	CVS Pharmacy 2323 North Martin Luther King Blvd.	73102	SC	Fee	1997	2007		100%	9,504	$159,358	$16.77	100%
	Oregon
504	Portland, OR	Tanasbourne Town Center NW. Evergreen Pky. & NW. Ring Rd.	97006	SC	Fee (3)	1995/2001	1996		50%	309,617	$5,637,375	$18.51	98.4%	Linens ’N Things (2012), Ross Dress For Less (2013), Michaels (2009), Barnes & Noble (2011), Office Depot (2010), Haggan’s (2021), Nordstrom (Not Owned), Target (Not Owned), Mervyns (Not Owned)
	Pennsylvania
505	Allentown, PA	West Valley Marketplace 1091 Mill Creek Road	18106	SC	Fee	2001/2004	2003		100%	259,239	$2,708,047	$10.53	99.2%	Wal-Mart (2021)
506	Camp Hill, PA	Camp Hill Center 3414 Simpson Ferry Road	17011	SC	Fee	1978/2002	2007		100%	62,888	$698,160	$11.10	100%	Linens ’N Things (2013), Michaels (2013)
507	Carlisle, PA	Carlisle Commons Ridge Street & Noble Blvd.	17013	SC	Fee (3)	2001	2007		15%	394,033	$3,226,738	$8.76	93.4%	Wal-Mart (2022), T.J. Maxx (2012), Ross Dress For Less (2014), Regal Cinemas (2010)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

508	Cheswick, PA	Eckerd Drug Store 1200 Pittsburgh St.	15024	SC	Fee	2000	2007		100%	10,908	$248,609	$22.79	100%
509	Connelsville, PA	Eckerd Drug Store 100 Memorial Blvd.	15425	SC	Fee	1999	2007		100%	10,908	$312,181	$28.62	100%
510	E. Norriton, PA	Kmart Plaza 2692 Dekalb Pike	19401	SC	Fee	1975/1997	1/2	*	100%	173,876	$1,233,284	$7.04	94.2%	Kmart (2010), Big Lots (2010)
511	Erie, PA	Peach Street Square 1902 Keystone Drive	16509	SC	GL	1995/1998/ 2003	1	*	100%	557,769	$4,779,939	$8.89	91.3%	Lowe’s (2015), PetSmart (2015), Circuit City (2020), Kohl’s (2016), Wal-Mart (2015), Cinemark (2011), Home Depot (Not Owned)
512	Erie, PA	Eckerd Drug Store 404 East 26th Street	16503	SC	Fee	1999	2007		100%	10,908	$260,047	$23.84	100%
513	Erie, PA	Eckerd Drug Store 2184 West 12th St.	16505	SC	GL	1999	2007		100%	10,908	$373,661	$34.26	100%
514	Erie, PA	Eckerd Drug Store 353 East 6th Street	16507	SC	Fee	1999	2007		100%	10,908	$266,969	$24.47	100%
515	Erie, PA	Erie Marketplace 6660-6750 Peach Street	16509	SC	Fee (3)	2003	2003		14.5%	107,537	$1,044,279	$9.22	97.5%	Marshalls (2013), Bed Bath & Beyond (2013), Babies “R” Us (2015), Target (Not Owned)
516	Hanover, PA	BJ’s - Hanover 1785 Airport Road South	18109	SC	Fee	1991	2004		100%	112,230	$858,844	$7.65	100%	BJ’s Wholesale Club (2011)
517	Harborcreek, PA	Eckerd Drug Store 4145 Buffalo Road	16510	SC	Fee	1999	2007		100%	10,908	$230,486	$21.13	100%
518	Homestead, PA	Waterfront Market Amity 660 E. Waterfront Dr.	15120	LC	Fee (3)	2003	2007		15%	765,009	$11,389,172	$15.41	96.6%	Dick’s Sporting Goods (2012), Loews Cinema (2020), Best Buy (2013), Filene’s Basement (2012), Michaels (2011), Pier 1 Imports (2050), Office Depot (2017), T.J. Maxx (2011), Old Navy (2011), DSW Shoe Warehouse (2015), Bed Bath & Beyond (2011), Marshalls (2010), Barnes & Noble (2012), Dave & Buster’s (2020), Macy’s (Not Owned), Target (Not Owned)
519	King of Prussia, PA	Overlook at King of Prussia 301 Goddard Blvd.	19046	SC	Fee (3)	2002	2007		15%	105,615	$4,855,050	$25.82	100%	United Artists Theatre (2025), Nordstrom Rack (2012), Best Buy (2017)
520	Millcreek, PA	Eckerd Drug Store 5440 Peach St.	16508	SC	Fee	2000	2007		100%	10,908	$336,691	$30.87	100%
521	Millcreek, PA	Eckerd Drug Store 2923 West 26th St.	16506	SC	Fee	1999	2007		100%	10,908	$332,311	$30.46	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

522	Monaca, PA	Township Marketplace 115 Wagner Road	15061	SC	GL (3)	1999/2004	2003		14.5%	298,589	$2,485,369	$10.68	77.9%	Lowe’s (2016), Cinemark (2019)
523	Monroeville, PA	Eckerd Drug Store 4111 William Penn Hwy.	15146	SC	Fee	1998	2007		100%	12,738	$484,028	$38.00	100%
524	Monroeville, PA	Eckerd Drug Store 2604 Monroeville Blvd.	15146	SC	Fee	1999	2007		100%	10,908	$295,339	$27.08	100%
525	Mt. Nebo, PA	Mt. Nebo Point Mt. Nebo Road & Lowries Run Road	15237	SC	Fee (3)	2005	1	*	10%	99,447	$1,709,961	$16.10	100%	Sportsman’s Warehouse (2020), Sam’s Club (Not Owned), Target (Not Owned)
526	New Castle, PA	Eckerd Drug Store 31 North Jefferson Street	16101	SC	Fee	1999	2007		100%	10,908	$261,740	$24.00	100%
527	Penn, PA	Eckerd Drug Store 3550 Route 130	15642	SC	Fee	1999	2007		100%	10,908	$262,741	$24.09	100%
528	Pittsburgh, PA	Eckerd Drug Store 2501 Saw Mill Run Blvd.	15227	SC	Fee	1999	2007		100%	10,908	$342,233	$31.37	100%
529	Plum Borough, PA	Eckerd Drug Store 1804 Golden Mile Hwy.	15239	SC	Fee	1999	2007		100%	10,908	$326,940	$29.97	100%
	Puerto Rico
530	Arecibo, PR	Plaza Del Atlantico Pr # Km 80.3	00612	MM	Fee	1980/1993	2005		100%	215,451	$3,364,265	$15.68	92.3%	Kmart (2013), Capri del Atlantico (2013)
531	Bayamon, PR	Plaza Del Sol Rd. Pr#29 & Pr#167, Hato Tejas	00961	MM	Fee	1998/2003/ 2004	2005		100%	526,397	$16,441,144	$31.26	95.2%	Wal-Mart (2022), Old Navy (2011), Science Park Cinema (2019), Bed Bath & Beyond (2017), Home Depot (Not Owned)
532	Bayamon, PR	Rexville Plaza Pr #167, Km 18.8	00961	SC	Fee	1980/2002	2005		100%	126,023	$1,544,361	$11.13	96.6%	Pueblo Xtra (2009), Tiendas Capri (2013)
533	Bayamon, PR	Rio Hondo Pr#22, Pr#167	00936	MM	Fee	1982/2001	2005		100%	464,174	$11,855,721	$24.21	97.6%	Tiendas Capri (2009), CompUSA (2021), Kmart (2011), Pueblo Xtra (2012), Rio Hondo Cinemas (2023), Marshalls (2015)
534	Carolina, PR	Plaza Escorial Carretera #3, Km 6.1	00987	SC	Fee	1997	2005		100%	385,749	$7,774,803	$16.20	99.8%	Office Max (2015), Wal-Mart (2024), Plaza Escorial Cinemas (2019), Borders (2017), Old Navy (2009), Sam’s Club (2024), Home Depot (Not Owned)
535	Cayey, PR	Plaza Cayey State Road #1 & Pr #735	00736	SC	Fee	1999/2004	2005		100%	261,126	$3,197,175	$9.07	99.3%	Wal-Mart (2021), Plaza Cayey Centro Cinema (2018)
536	Fajardo, PR	Plaza Fajardo Road Pr #3 Int Pr #940	00738	SC	Fee	1992	2005		100%	245,319	$3,961,170	$15.98	99.2%	Wal-Mart (2012), Pueblo Xtra (2012)
537	Guayama, PR	Plaza Wal-Mart Road Pr #3 Km 135.0	00784	SC	Fee	1994	2005		100%	163,598	$1,769,760	$10.82	100%	Wal-Mart (2018)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

538	Hatillo, PR	Plaza Del Norte Road#2 Km 81.9	00659	MM	Fee	1992	2005	100%	505,877	$9,873,867	$24.63	80.3%	Sears (2014), Toys “R” Us (2018), JCPenney (2012), Wal-Mart (2012)
539	Humacao, PR	Palma Real State Road #3, Km 78.20	00791	SC	Fee	1995	2005	100%	340,608	$5,981,155	$18.94	83.6%	Pep Boys (2015), JCPenney (2019), Capri Stores (2011), Wal-Mart (2020)
540	Isabela, PR	Plaza Isabela State Road #2 & # 454	00662	SC	Fee	1994	2005	100%	238,410	$3,689,102	$14.31	100%	Coop (2014), Wal-Mart (2019)
541	San German, PR	Camino Real State Road Pr #122	00683	SC	Fee	1991	2005	100%	22,356	$339,950	$5.14	100%	Pep Boys (2015)
542	San German, PR	Del Oeste Road Pr #2 Int Pr #122	00683	SC	Fee	1991	2005	100%	174,172	$2,395,439	$12.41	99.4%	Kmart (2016), Pueblo Xtra (2011)
543	San Juan, PR	Senorial Plaza Pr #53 & Pr #177	00926	MM	Fee	1978/ Mutiple	2005	100%	168,664	$2,528,590	$15.98	87.6%	Kmart (2010), Pueblo Xtra (2015)
544	Vega Baja, PR	Plaza Vega Baja Road Pr #2 Int Pr #155	00693	SC	Fee	1990	2005	100%	174,728	$2,094,296	$10.75	100%	Kmart (2015), Pueblo Xtra (2010)
	Rhode Island
545	Middletown, RI	Middletown Village 1315 West Main St.	02842	SC	Fee	2003	2007	100%	98,161	$1,632,198	$16.63	100%	Barnes & Noble (2019), Linens ’N Things (2019), Michaels (2018)
546	Warwick, RI	Warwick Center 1324 Bald Hill Road	02886	SC	Fee (3)	2004	2007	15%	159,958	$2,255,135	$15.78	89.3%	Dick’s Sporting Goods (2018), Linens ’N Things (2013), Barnes & Noble (2018), DSW Shoe Warehouse (2013)
	South Carolina
547	Aiken, SC	Aiken Exchange Whiskey Road & Brook Haven Drive	29803	SC	Fee (3)	2004	2007	15%	101,558	$911,027	$10.04	89.3%	Goody’s (2015), PetSmart (2019), Target (Not Owned)
548	Anderson, SC	Anderson Central 651 Hwy. 28 Bypass	29624	SC	Fee (3)	1999	2007	15%	223,211	$1,434,372	$6.58	97.6%	Wal-Mart (2019)
549	Anderson, SC	North Hill Commons 3521 Clemson Blvd.	29621	SC	Fee (3)	2000	2007	15%	43,149	$431,962	$10.01	100%	Michaels (2013), Target (Not Owned)
550	Camden, SC	Springdale Plaza 1671 Springdale Drive	29020	SC	Fee	1990/2000	1993	100%	180,127	$1,318,858	$7.38	99.3%	Steve & Barry’s (2014), Belk (2015), Wal-Mart Super Center (Not Owned)
551	Charleston, SC	Ashley Crossing 2245 Ashley Crossing Drive	29414	SC	Fee	1991	2003	100%	188,883	$1,447,834	$7.75	91.7%	Food Lion (2011), Wal-Mart (2011)
552	Columbia, SC	Columbiana Station OEA Harbison Blvd. & Bower Parkway	29212	SC	Fee (3)	2003	2007	15%	376,819	$5,154,356	$15.19	90.1%	Goody’s (2016), Circuit City (2020), Dick’s Sporting Goods (2016), Michaels (2010), PetSmart (2015), H.H. Gregg Appliances (2015)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

553	Columbia, SC	Target Center I 10204 Two Notch Rd.	29229	SC	Fee (3)	2002	2007		15%	83,400	$504,558	$8.42	71.8%	Michaels (2012), Linens ’N Things (2012), Target (Not Owned)
554	Columbia, SC	Harbison Court Harbison Blvd.	29212	SC	Fee (3)	1991	2002		14.5%	236,707	$2,715,124	$12.43	92.3%	Barnes & Noble (2011), Ross Dress For Less (2014), Marshalls (2012), Office Depot (2011), Babies “R” Us (Not Owned)
555	Conway, SC	Gateway Plaza II - Conway 2701 Church Street	29526	SC	Fee	2002	2007		100%	62,428	$630,664	$10.52	96%	Goody’s (2017)
556	Easley, SC	Center Pointe Plaza II Calhoun Memorial Hwy. & Brushy Creek Road	29642	SC	GL (3)	2004	2007		20%	72,287	$775,475	$11.42	93.9%	Publix Super Markets (2023), Home Depot (Not Owned)
557	Gaffney, SC	Eckerd Drug Store - Gaffney 1320 W Floyd Baker Blvd.	29341	SC	Fee	2003	2007		100%	13,818	$291,984	$21.13	100%
558	Greenville, SC	Eckerd Drug Store - Greenville 3679 Augusta Road	29605	SC	Fee	2001	2007		100%	10,908	$283,423	$25.98	100%
559	Greenville, SC	Super Wal-Mart - Greenville 1451 Woodruff Road	29607	SC	Fee	1998	2007		100%	200,084	$1,272,534	$6.36	100%	Wal-Mart (2018)
560	Greenville, SC	The Point 1140 Woodruff Road	29601	SC	Fee (3)	2005	2007		20%	104,641	$1,740,547	$16.89	98.5%	Whole Foods (2026), Circuit City (2021)
561	Greenwood, SC	BI-LO - Northside Plaza US Highway 25 & Northside Drive	29649	SC	Fee	1999	2007		100%	41,581	$334,437	$8.04	100%	BI-LO (2019)
562	Lexington, SC	Lexington Place US Hwy. 378 & Old Cherokee Road	29072	SC	Fee	2003	2007		100%	83,167	$835,531	$10.05	100%	Ross Dress For Less (2014), T.J. Maxx (2013), Publix Super Markets (Not Owned), Kohl’s (Not Owned)
563	Mt. Pleasant, SC	Wando Crossing 1500 Highway 17 North	29465	SC	Fee	1992/2000	1995		100%	209,139	$2,159,532	$11.91	86.7%	Circuit City (2018), Office Depot (2010), T.J. Maxx (2013), Marshalls (2011), Wal-Mart (Not Owned)
564	Mt. Pleasant, SC	BI-LO - Shelmore 672 Hwy. 17 By-Pass	29464	SC	Fee	2002	2007		100%	64,368	$920,894	$14.31	100%	BI-LO (2023)
565	Myrtle Beach, SC	Plaza at Carolina Forest 3735 Renee Drive	29579	SC	Fee (3)	1999	2007		20%	116,657	$1,663,936	$13.37	97.4%	Kroger (2010)
566	N. Charleston, SC	North Pointe Plaza 7400 Rivers Avenue	29406	SC	Fee	1989/2001	2	*	100%	294,471	$2,053,591	$7.00	99.7%	Wal-Mart (2009), Office Max (2009)
567	N. Charleston, SC	North Charleston Center 5900 Rivers Avenue	29406	SC	Fee	1980/1993	2004		100%	235,501	$1,076,181	$7.11	64.3%	Northern Tool (2016), Big Lots (2009)
568	Orangeburg, SC	North Road Plaza 2795 North Road	29115	SC	Fee	1994/1999	1995		100%	50,760	$541,108	$10.66	100%	Goody’s (2013), Wal-Mart (Not Owned)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

569	Piedmont, SC	Eckerd Drug Store - Piedmont 915 Anderson Street	29601	SC	Fee	2000	2007		100%	10,908	$181,052	$16.60	100%
570	S. Anderson, SC	Crossroads Plaza 406 Highway 28 By-Pass	29624	SC	Fee	1990	1994		100%	8,800	$30,600	$6.38	54.5%
571	Simpsonville, SC	Fairview Station 621 Fairview Road	29681	SC	Fee	1990	1994		100%	142,086	$873,706	$6.20	99.2%	Ingles (2011), Kohl’s (2015)
572	Spartanburg, SC	Eckerd Drug Store - Blackstock 1510 W.O. Ezell Blvd.	29301	SC	Fee	2001	2007		100%	10,908	$271,599	$24.90	100%
573	Spartanburg, SC	Eckerd Drug Store - Spartanburg 780 N. Pine Street	29301	SC	Fee	2002	2007		100%	10,908	$283,656	$26.00	100%
574	Spartanburg, SC	Northpoint Marketplace 8642-8760 Asheville Highway	29316	SC	Fee	2001	2007		100%	102,252	$709,497	$7.53	89.2%	Ingles (2021)
575	Taylors, SC	North Hampton 6019 Wade Hampton	29687	SC	Fee (3)	2004	2007		20%	114,935	$1,160,896	$11.06	91.3%	Hobby Lobby (2019), Target (Not Owned)
576	Taylors, SC	Hampton Point 3033 Wade Hampton Blvd.	29687	SC	Fee	1993	2007		100%	58,316	$468,926	$8.04	100%	BI-LO (2018)
577	Tega Cay, SC	Eckerd Drug Store - Tega Cay 2907 W. Hwy. 160	29708	SC	Fee	2002	2007		100%	13,824	$309,853	$22.41	100%
578	Woodruff, SC	Eckerd Drug Store - Woodruff 121 N. Main Street	29388	SC	Fee	2002	2007		100%	13,824	$288,178	$20.85	100%
	South Dakota
579	Watertown, SD	Watertown Mall 1300 9th Avenue	56401	MM	Fee	1977	1/2	*	100%	240,262	$1,357,429	$6.69	84.4%	Dunham’s Sporting Goods (2011), Herberger’s (2009), JCPenney (2008), Hy-Vee Supermarket (Not Owned)
	Tennessee
580	Brentwood, TN	Cool Springs Pointe I-65 & Moore’s Lane	37027	SC	Fee (3)	1999/2004	2000		14.5%	201,414	$2,580,284	$12.81	100%	Best Buy (2014), Ross Dress For Less (2015), Linens ’N Things (2014), DSW Shoe Warehouse (2008)
581	Chattanooga, TN	Overlook at Hamilton Place 2288 Gunbarrel Road	37421	SC	Fee	1992/2004	2003		100%	207,244	$1,784,039	$8.66	99.4%	Best Buy (2014), Hobby Lobby (2014), Fresh Market (2014)
582	Chattanooga, TN	PetSmart - Chattanooga 2130 Gunbarrel Road	37421	SC	Fee	1995	2007		100%	26,040	$344,665	$13.24	100%	PetSmart (2021)
583	Columbia, TN	Columbia Square 845 Nashville Hwy.	38401	SC	Fee (3)	1993	2003		10%	68,948	$506,090	$8.00	91.7%	Kroger (2022)
584	Farragut, TN	Farragut Pointe 11132 Kingston Pike	37922	SC	Fee (3)	1991	2003		10%	71,311	$476,797	$7.63	87.6%	Food City (2011)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

585	Goodlettsville, TN	Northcreek Commons 101 - 139 Northcreek Blvd.	37072	SC	Fee (3)	1987	2003	20%	84,441	$722,684	$8.78	97.5%	Kroger (2012)
586	Hendersonville, TN	Hendersonville Lowe’s 1050 Lowe’s Road	37075	SC	Fee	1999	2003	100%	133,144	$1,222,439	$9.18	100%	Lowe’s (2019)
587	Jackson, TN	West Towne Commons 41 Stonebrook Place	38305	SC	Fee (3)	1992	2007	20%	62,925	$555,306	$9.01	97.9%	Kroger (2020)
588	Johnson City, TN	Johnson City Marketplace Franklin & Knob Creek Roads	37604	SC	GL	2005	2003	100%	11,749	$488,862	$15.00	97.3%	Kohl’s (2026)
589	Knoxville, TN	Turkey Creek I 10936 Parkside Drive	37922	SC	Fee (3)	2001	2007	15%	280,776	$3,590,699	$12.79	100%	Ross Dress For Less (2014), Office Max (2017), Linens ’N Things (2017), Old Navy (2011), Goody’s (2015), Target (Not Owned), Wal-Mart (Not Owned)
590	Knoxville, TN	Town & Country North Peters Road & Town & Country Circle	37923	SC	Fee (3)	1985/1997	2007	15%	637,537	$6,112,818	$10.18	94.2%	Goody’s (2013), Jo-Ann Stores (2013), Circuit City (2009), Staples (2019), Best Buy (2019), Food City (2026), Lowe’s (2017), Carmike Cinemas (2020), Dick’s Sporting Goods (2017)
591	Memphis, TN	American Way 4075 American Way	38118	SC	Fee (3)	1988	2007	20%	121,222	$900,979	$8.11	91.7%	Kroger (2020)
592	Morristown, TN	Crossroads Square	37816	SC	Fee (3)	2004	2007	20%	65,000	$597,500	$9.19	100%	T.J. Maxx (2014)
		130 Terrace Lane
593	Murfreesboro, TN	Towne Centre Old Fort Parkway	37129	SC	Fee (3)	1998	2003	14.5%	108,023	$1,343,815	$12.44	100%	T.J. Maxx (2010), Books-A-Million (2009), Target (Not Owned), Toys “R” Us (Not Owned), Lowe’s (Not Owned)
594	Nashville, TN	Willowbrook Commons 61 East Thompson Lane	37211	SC	Fee (3)	2005	2007	20%	93,600	$849,055	$9.53	95.1%	Kroger (2029)
595	Nashville, TN	The Marketplace Charlotte Pike	37209	SC	Fee (3)	1998	2003	14.5%	167,795	$1,640,764	$9.94	98.3%	Lowe’s (2019), Wal-Mart (Not Owned)
596	Nashville, TN	Bellevue Place Shopping Center 7625 Highway 70 S.	37221	SC	Fee (3)	2003	2007	15%	77,180	$858,430	$12.13	91.7%	Michaels (2012), Bed Bath & Beyond (2012), Home Depot (Not Owned)
597	Oakland, TN	Oakland Market Place 7265 US Hwy. 64	38060	SC	Fee (3)	2004	2007	20%	64,600	$374,647	$6.50	89.2%	Kroger (2028)
	Texas
598	Austin, TX	Shops at Tech Ridge Center Ridge Drive	78728	SC	Fee (3)	2003	2003	24.75%	282,798	$4,085,675	$14.43	96.6%	Ross Dress For Less (2014), Linens ’N Things (2014), Toys “R” Us (2014), Hobby Lobby (2018), Best Buy (2017), Super Target (Not Owned),

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

599	Baytown, TX	Lowe’s Home Improvement - Baytown 5002 Garth Road	77521	SC	Fee	1998	2007	100%	125,357	$873,828	$6.97	100%	Lowe’s (2015)
600	Carrolton, TX	CVS Pharmacy Trinity Mills & Marsh Rd.	75006	SC	Fee	1997	2007	100%	9,504	$185,188	$19.49	100%
601	Colony, TX	CVS Pharmacy 6749 Main Street	75056	SC	Fee	1997	2007	100%	9,504	$171,576	$18.05	100%
602	Frisco, TX	Frisco Marketplace 7010 Preston Road	75035	SC	Fee (3)	2003	2003	14.5%	20,959	$735,661	$19.55	100%	Kohl’s (2023)
603	Ft. Worth, TX	CVS Pharmacy 2706 Jacksboro Hwy.	76114	SC	Fee	1997	2007	100%	10,908	$239,783	$21.98	100%
604	Ft. Worth, TX	CVS Pharmacy 4551 Sycamore School Road	76133	SC	Fee	1997	2007	100%	9,504	$149,248	$15.70	100%
605	Garland, TX	Rainbow Foods - Garland	75043	SC	Fee	1994	2007	100%	70,576	$0	$0.00	0%
		3265 Broadway Blvd.
606	Grand Prairie, TX	Kroger - Grand Prairie 2525 West Interstate 20	75052	SC	Fee	1998	2007	100%	60,835	$433,615	$7.13	100%	Kroger (2018)
607	Houston, TX	Lowe’s Home Improvement - Houston 19935 Katy Freeway	77094	SC	Fee	1998	2007	100%	131,644	$917,000	$6.97	100%	Lowe’s (2017)
608	Irving, TX	MacArthur Marketplace Market Place Boulevard	75063	SC	Fee (3)	2004	2003	14.5%	146,941	$2,084,490	$10.75	100%	Kohl’s (2021), Hollywood Theaters (2016), Office Max (2014), Sam’s Club (Not Owned), Wal-Mart (Not Owned)
609	Lake Worth, TX	CVS Pharmacy 6640 Lake Worth Blvd.	76135	SC	Fee	1997	2007	100%	9,504	$161,809	$17.03	100%
610	Lewisville, TX	Lakepointe Crossings S. Stemmons Freeway	75067	SC	Fee (3)	1991	2002	14.5%	311,039	$2,833,184	$10.96	83.6%	99 Cents Only Store (2009), PetSmart (2009), Best Buy (2010), Academy Sports (2016), Mardel Christian Bookstore (2012), Garden Ridge (Not Owned), Toys “R” Us (Not Owned), Conn’s Appliance (Not Owned)
611	McKinney, TX	McKinney Marketplace US Hwy. 75 & El Dorado Pky.	75070	SC	Fee (3)	2000	2003	14.5%	118,967	$1,171,553	$10.56	93.3%	Kohl’s (2021), Albertson’s (Not Owned)
612	Mesquite, TX	The Marketplace at Towne Center Southbound Frontage Rd. I 635	75150	SC	Fee (3)	2001	2003	14.5%	170,625	$2,513,489	$13.68	100%	PetSmart (2017), Linens ’N Things (2013), Michaels (2012), Ross Dress For Less (2013), Kohl’s (Not Owned), Home Depot (Not Owned)
613	Pasadena, TX	Kroger Junction 2619 Red Bluff Road	77506	SC	Fee (3)	1984	2007	20%	80,753	$461,753	$5.98	95.5%	Kroger (2020)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

614	Plano, TX	CVS Pharmacy 6401 W. Parker Rd.	75093	SC	Fee	1997	2007		100%	10,908	$226,188	$20.74	100%
615	Richardson, TX	CVS Pharmacy 1425 E. Buckingham Road	75081	SC	Fee	1997	2007		100%	10,560	$210,210	$19.91	100%
616	Richardson, TX	CVS Pharmacy 2090 Arapahoe Blvd.	75081	SC	Fee	1997	2007		100%	10,560	$206,585	$19.56	100%
617	Richland Hills, TX	CVS Pharmacy 4808 Davis Blvd.	76180	SC	Fee	1997	2007		100%	10,908	$237,324	$21.76	100%
618	River Oaks, TX	CVS Pharmacy 531 River Oaks Blvd.	76114	SC	Fee	1997	2007		100%	10,908	$240,972	$22.09	100%
619	Rowlett, TX	Rainbow Foods - Rowlett 8800 Lakeview Pky.	75088	SC	Fee	1995/2001	2007		100%	63,117	$0	$0.00	0%
620	San Antonio, TX	Bandera Point North State Loop 1604 Bandera Road	78227	SC	Fee	2001/2002	2002		100%	278,721	$4,581,873	$15.19	99.6%	Lowe’s (2020), T.J. Maxx (2011), Linens ’N Things (2012), Old Navy (2011), Ross Dress For Less (2012), Barnes & Noble (2011), Raquetball & Fitness (Not Owned), Chuck E. Cheese (Not Owned), Kohl’s (Not Owned), Credit Union (Not Owned), Target (Not Owned)
621	San Antonio, TX	Village at Stone Oak 22610 US Hwy. 281 North	78258	SC	Fee	2007	1	*	100%	259,612	$4,955,271	$19.09	100%
622	San Antonio, TX	Westover Marketplace S H 151 at Loop 410	78209	SC	Fee (3)	2005	1	*	10%	213,837	$3,074,597	$14.18	98.6%	PetSmart (2016), Office Depot (2016), Sportsman’s Warehouse (2015), Ross Dress For Less (2016), Target (Not Owned), Lowe’s (Not Owned)
623	San Antonio, TX	Ingram Park 6157 NW Loop 410	78238	MV	Fee	1985	2005		50%	76,597	$439,049	$5.73	100%	Mervyns (2020)
624	San Antonio, TX	Terrell Plaza 1201 Austin Hwy.	78209	SC	Fee (3)	1958/1986	2007		50%	167,613	$1,235,291	$7.48	98.5%	Big Lots (2010), Alamo Workforce (2008)
625	Tyler, TX	CVS Pharmacy 1710 W. Gentry Pky.	75702	SC	Fee	1997	2007		100%	9,504	$134,773	$14.18	100%
626	Wichita Falls, TX	CVS Pharmacy 3601 Old Jacksboro Highway	76302	SC	Fee	1997	2007		100%	9,504	$188,502	$19.83	100%
627	Wichita Falls, TX	CVS Pharmacy 4600 Southwest Pky.	76310	SC	Fee	1997	2007		100%	9,504	$164,568	$17.32	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

	Utah
628	Midvale, UT	Family Center at Fort Union 50 900 East Ft. Union Blvd.	84047	SC	Fee	1973/200	1998		100%	639,033	$7,992,013	$13.48	92.8%	Babies “R” Us (2014), Office Max (2012), Smith’s Food & Drug (2024), Media Play (2009), Bed Bath & Beyond (2014), Wal-Mart (2015), Ross Dress For Less (2016), Michaels (2017)
629	Ogden, UT	Family Center at Ogden 5-Point 21-129 Harrisville Road	84404	SC	Fee	1977	1998		100%	162,316	$628,170	$5.34	72.5%	Harmons (2012)
630	Orem, UT	Family Center at Orem 1300 South Street	84058	SC	Fee	1991	1998		100%	150,667	$1,677,708	$11.14	100%	Toys “R” Us (2011), Media Play (2009), Office Depot (2008), Jo-Ann Stores (2012), R.C. Willey (Not Owned), Toys “R” Us (Not Owned)
631	Riverdale, UT	Family Center at Riverdale 510 1050 West Riverdale Road	84405	SC	Fee	1995/2003	1998		100%	593,398	$5,039,460	$8.73	95.9%	Macy’s (2011), Office Max (2010), Gart Sports (2012), Sportsman’s Warehouse (2009), Target (2017), Media Play (2009), Circuit City (2016)
632	Riverdale, UT	Family Center at Riverdale 526 1050 West Riverdale Road	84405	SC	Fee	2005	1	*	100%	35,347	$335,796	$9.50	100%	Jo-Ann Stores (2015), Sam’s Club (Not Owned), Super Wal-Mart (Not Owned)
633	Salt Lake City, UT	Family Place at 33rd South 3300 South Street	84115	SC	Fee	1978	1998		100%	34,209	$228,035	$9.23	72.2%
634	Taylorsville, UT	Family Center at Midvalley 503 5600 South Redwood	84123	SC	Fee	1982/2003	1998		100%	667,371	$6,458,664	$10.66	90%	ShopKo (2014), Jo-Ann Stores (2015), Gart Sports (2017), 24 Hour Fitness (2017), PetSmart (2018), Bed Bath & Beyond (2015), Ross Dress For Less (2014), Home USA Warehouse (2012), Media Play (2009), Harmons Superstore (Not Owned)
	Vermont
635	Berlin, VT	Berlin Mall 282 Berlin Mall Rd., Unit #28	05602	MM	Fee	1986/1999	2	*	100%	174,624	$1,607,739	$9.56	96.3%	Wal-Mart (2014), JCPenney (2009)
	Virginia
636	Chester, VA	Bermuda Square 12607-12649 Jefferson Davis	23831	SC	Fee	1978	2003		100%	116,310	$1,109,614	$12.30	77.6%	Ukrop’s (2008)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

637	Fairfax, VA	Fairfax Towne Center 12210 Fairfax Towne Center	22033	SC	Fee (3)	1994	1995		14.5%	253,392	$4,134,923	$18.07	90.3%	Safeway (2019), T.J. Maxx (2009), Bed Bath & Beyond (2010), United Artists Theatre (2014)
638	Fredricksburg, VA	PetSmart - Fredricksburg 1401 Carl D. Silver Parkway	22401	SC	Fee	1997	2007		100%	26,067	$378,797	$14.53	100%	PetSmart (2021)
639	Glen Allen, VA	Creeks at Virginia Center 9830-9992 Brook Road	23059	SC	Fee (3)	2002	2007		15%	266,308	$3,875,135	$14.62	99.5%	Barnes & Noble (2011), Circuit City (2022), Bed Bath & Beyond (2012), Michaels (2011), Dick’s Sporting Goods (2017)
640	Lynchburg, VA	Candlers Station 3700 Candlers Mountain Road	24502	SC	Fee	1990	2003		100%	270,765	$2,377,617	$8.79	99.4%	Goody’s (2009), Cinemark (2015), Circuit City (2009), Staples (2013), T.J. Maxx (2009), Steve & Barry’s (2014), Toys “R” Us (Not Owned)
641	Lynchburg, VA	Wards Crossing Wards Road & Wards Ferry Road	24502	SC	Fee (3)	2001	2007		15%	80,937	$1,158,042	$14.87	96.2%	Bed Bath & Beyond (2013), Michaels (2011), Target (Not Owned), Dick’s (Not Owned), PetSmart (Not Owned)
642	Martinsville, VA	Liberty Fair Mall 240 Commonwealth Boulevard	24112	MM	Fee (3)	1989/1997	1/2	*	50%	435,057	$2,835,513	$7.21	89.9%	Goody’s (2008), Belk (2009), JCPenney (2009), Sears (2009), Office Max (2012), Kroger (2017)
643	Midlothian, VA	Chesterfield Crossing Highway 360 & Warbro Road	23112	SC	Fee (3)	2000	2007		15%	79,802	$1,163,187	$14.12	89.9%	Ben Franklin Crafts (2015), Home Depot (Not Owned), Wal-Mart (Not Owned)
644	Newport News, VA	Denbigh Village Warwick Blvd. & Denbigh Blvd.	23608	SC	Fee	1998/2006	2007		100%	324,450	$2,480,691	$7.96	89.1%	Burlington Coat Factory (2013), Kroger (2017)
645	Newport News, VA	Jefferson Plaza 121 Jefferson Avenue	23602	SC	Fee (3)	1999	2007		15%	47,341	$755,061	$15.95	100%	CompUSA (2019), Costco (Not Owned)
646	Richmond, VA	Commonwealth Center II 4600-5000 Commonwealth Center Parkway	23112	SC	Fee (3)	2002	2007		15%	165,413	$2,115,449	$13.28	96.3%	Stein Mart (2011), Michaels (2011), Barnes & Noble (2012)
647	Richmond, VA	Downtown Short Pump 11500-900 West Broad Street	23233	SC	Fee	2000	2007		100%	126,055	$2,443,682	$21.22	91.3%	Barnes & Noble (2011), Regal Cinemas (2021)
648	Springfield, VA	Loisdale Center 6646 Loisdale Road	22150	SC	Fee	1999	2007		100%	120,742	$2,469,392	$20.45	100%	Barnes & Noble (2015), DSW Shoe Warehouse (2010), Bed Bath & Beyond (2015), Circuit City (2020)
649	Springfield, VA	Spring Mall Center 6717 Spring Mall Rd.	22150	SC	Fee	1995/2001	2007		100%	56,511	$998,611	$17.67	100%	Michaels (2010), Tile Shop (2018)

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
										Company-		Average
										Owned		Base
				Type of		Year			DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year		Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

650	Sterling, VA	Cascades Marketplace NEC of Cascades Pky. & Route 7	20165	SC	Fee	1998	2007		100%	101,606	$1,487,754	$14.64	100%	Staples (2008), Sports Authority (2016)
651	Virginia Beach, VA	Kroger Plaza 1800 Republic Drive	23454	SC	Fee (3)	1997	2007		20%	63,324	$237,488	$3.75	100%	Kroger (2020)
652	Waynesboro, VA	Waynesboro Commons 109 Lee Dewitt Blvd.	22980	SC	Fee (3)	1993	2007		20%	52,415	$430,270	$8.21	100%	Kroger (2018)
653	Winchester, VA	Apple Blossom Corners 2190 S. Pleasant Valley	22601	SC	Fee (3)	1990/1997	2	*	20%	239,360	$2,408,602	$10.11	99.5%	Martin’s Food Store (2040), Kohl’s (2018), Office Max (2012), Books-A-Million (2013)
654	Wytheville, VA	Wytheville Commons 215-295 Commonwealth Drive	24382	SC	Fee (3)	2004	2007		15%	90,239	$1,046,890	$11.60	100%	Goody’s (2016), Lowe’s (Not Owned), Super Wal-Mart (Not Owned)
	Washington
655	Kirkland, WA	Totem Lakes Upper Totem Lakes Boulevard	98034	SC	Fee (3)	1999/2004	2004		20%	233,242	$2,374,439	$16.35	66.2%	Guitar Center (2008), Ross Dress For Less (2010), Rite Aid (2008)
656	Olympia, WA	Circuit City - Olympia 2815 Capital Mall Dr. SW.	98502	SC	Fee	1998	2007		100%	35,776	$443,929	$12.41	100%	Circuit City (2018)
	West Virginia
657	Barboursville, WV	Barboursville Center 5-13 Mall Road	25504	SC	GL	1985	1998		100%	70,900	$394,225	$5.56	100%	Discount Emporium (2006), Goody’s (2014), Value City (Not Owned)
658	Morgantown, WV	Glenmark Centre Interstate 68 & Pierpont Road	26508	SC	Fee	1999/2000	2007		100%	111,278	$1,218,976	$9.87	100%	Shop ’n Save (2009), Michaels (2011)
659	Weirton, WV	Eckerd Drug Store 1360 Cove Road	26062	SC	Fee	2000	2007		100%	10,908	$221,870	$20.34	100%
	Wisconsin
660	Brookfield, WI	Shoppers World of Brookfield North 124th Street & West Capital Drive	53005	SC	Fee (3)	1967	2003		14.5%	182,722	$1,441,665	$7.89	100%	T.J. Maxx (2010), Marshalls Mega Store (2009), Office Max (2010), Burlington Coat Factory (2012)
661	Brown Deer, WI	Brown Deer Center North Green Bay Road	53209	SC	Fee (3)	1967	2003		14.5%	266,716	$1,972,099	$7.58	97.6%	Kohl’s (2023), Michaels (2012), Office Max (2010), T.J. Maxx (2012), Old Navy (2012)
662	Brown Deer, WI	Market Place of Brown Deer North Green Bay Road	53209	SC	Fee (3)	1989	2003		14.5%	143,372	$1,145,261	$8.19	97.6%	Marshalls Mega Store (2009), Pick ’n Save (2010)
663	Milwaukee, WI	Point Loomis South 27th Street	53221	SC	Fee	1962	2003		100%	160,533	$707,569	$4.41	100%	Kohl’s (2012), Pick ’n Save (2012)
664	Oshkosh, WI	Walgreens - Oshkosh 950 S. Koehler St.	54902	SC	Fee	2005	2007		100%	13,905	$305,910	$22.00	100%

Developers Diversified Realty Corporation
Shopping Center Property List at December 31, 2007
									Company-		Average
									Owned		Base
				Type of		Year		DDR	Gross	Total	Rent
			Zip	Property	Ownership	Developed/	Year	Ownership	Leasable	Annualized	(per SF)	Percent
	Center/Property	Location	Code	(1)	Interest	Redeveloped	Acquired	Interest	Area (SF)	Rate	(2)	Occupied	Anchor Tenants(Lease Expiration)

665	Racine, WI	Mount Pleasant Outlot Washington Ave. Village Center Dr.	53406	SC	Fee (3)	2003	2007	20%	227,887	$2,469,530	$10.97	98.8%	Jewel (2022), Kohl’s (2023)
666	West Allis, WI	West Allis Center West Cleveland Ave. & S. 108	53214	SC	Fee	1968	2003	100%	246,081	$1,396,934	$5.37	100%	Kohl’s (2018), Marshalls Mega Store (2009), Pick ’n Save (2013)

1	* Property developed by the Company.

2	* Original IPO Property.

(1)	“SC” indicates a power center or a community shopping center, “LC” indicates a lifestyle center, “MM” indicates an enclosed Mall, and “MV” indicates a Mervyns site.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2007.

(3)	One of the three hundred eight(308) properties owned through unconsolidated joint ventures, which serve as collateral for joint venture mortgage debt aggregating approximately $5.6 billion (of which the Company’s proportionate share is $1,034.1 million) as of December 31, 2007, and which is not reflected in the consolidated indebtedness.

Developers Diversified Realty Corporation
Service Merchandise Joint Venture Property List at December 31, 2007
								Company-
								Owned		Average
					Year		DDR	Gross	Total	Base
		Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
Center/Property	Location	Code	Property(1)	Interest(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Leased	Anchor Tenants (Lease Expiration)

Alabama
1 Huntsville, AL	930 A Old Monrovia Road	35806	SC	Fee	1984	2002	20%	54,200	$381,500	$7.04	100%	H.H. Gregg Appliances (2014)
Arizona
2 Mesa, AZ	6233 East Southern Blvd	85206	SC	Fee	1991	2002	20%	53,312	$743,429	$13.94	100%	Ashley Furniture Homestore (2013)
Connecticut
3 Danbury, CT	67 Newton Road	06810	SC	Lease	1978	2002	20%	51,750	$543,000	$10.49	100%	Homegoods (2012), Namco Pool Supplies (2012)
4 Manchester, CT	1520 Pleasant Valley Road	06040	SC	GL	1993	2002	20%	49,905	$485,844	$9.74	100%	Michaels (2014), PetSmart (2014)
Delaware
5 Dover, DE	1380 North Dupont Highway	19901	SC	Fee	1992	2002	20%	50,001	$352,047	$7.04	100%	Furniture & More (2009), PetSmart (2011)
Florida
6 Bradenton, FL	825 Cortez Road West	34207	SC	Lease	1995	2002	20%	53,638	$330,870	$6.17	100%	Bed Bath & Beyond (2018), Michaels (2014)
7 Ocala, FL	2405 Southwest 27Th Ave	32671	SC	Lease	1981	2002	20%	54,816	$301,488	$5.50	100%	Kimco Ocala (2007), Beall’s Outlet (2012)
8 Orlando, FL	7175 West Colonial Drive	32818	SC	Fee	1989	2005	20%	51,550	$0	$0.00	0%
9 Pensacola, FL	7303 Plantation Road	32504	SC	Fee	1976	2004	20%	64,053	$800,663	$12.50	100%	American Water Works (2015)
10 St. Petersburg, FL	2500 66th Street North	33710	SC	Fee	1975	2002	20%	76,438	$1,099,479	$13.27	100%	Jo-Ann Stores (2014), Homegoods (2016)
11 Stuart, FL	3257 NW Federal Highway	34957	SC	GL	1989	2002	20%	50,000	$195,368	$7.31	53.5%	Office Depot (2011)
Georgia
12 Duluth, GA	2075 Market Street	30136	SC	Fee	1983	2002	20%	56,225	$316,409	$5.63	100%	Mega Amusement (2013)
Illinois
13 Burbank, IL	7600 South Lacrosse Avenue	60459	SC	Fee	1984	2002	20%	27,213	$162,000	$11.73	50.8%
14 Crystal Lake, IL	5561 Northwest Highway	60014	SC	Fee	1989	2002	20%	50,092	$335,300	$8.02	83.4%	Big Lots (2012)
15 Downers Grove, IL	1508 Butterfield Road	60515	SC	Lease	1973	2002	20%	35,943	$420,000	$11.69	100%	Wickes Furniture (2018)
16 Lansing, IL	16795 South Torrence Avenue	60438	SC	Fee	1986	2002	20%	51,177	$391,948	$8.26	92.7%	Pay/Half (2017)

Developers Diversified Realty Corporation
Service Merchandise Joint Venture Property List at December 31, 2007
								Company-
								Owned		Average
					Year		DDR	Gross	Total	Base
		Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
Center/Property	Location	Code	Property(1)	Interest(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Leased	Anchor Tenants (Lease Expiration)

Indiana
17 Evansville, IN	300 North Green River Road	47715	SC	Lease	1978	2002	20%	60,000	$374,238	$8.98	69.5%	Bed Bath & Beyond (2009)
Kentucky
18 Lexington, KY	1555 New Circle Road	40509	SC	Lease	1978	2002	20%	60,000	$367,684	$6.13	100%	Homegoods (2009), The Tile Shop (2013)
19 Louisville, KY	4601 Outer Loop Road	40219	SC	Fee	1973	2002	20%	49,410	$293,468	$5.94	100%	Petsmart (2018), A.J. Wright (2014)
20 Paducah, KY	5109 Hinkleville Road	42001	SC	Fee	1984	2002	20%	52,500	$0	$0.00	0%
Louisiana
21 Baton Rouge, LA	9501 Cortana Mall	70815	SC	Fee	1997	2004	20%	90,000	$148,900	$1.65	100%	Flor-Line Associates (2008)
22 Bossier City, LA	2950 East Texas Street	71111	SC	Fee	1982	2003	20%	58,500	$0	$0.00	0%
23 Houma, LA	1636 Martin Luther King Blvd	70360	SC	Fee	1992	2002	20%	49,721	$324,689	$8.12	80.4%	Best Buy (2015), Bed Bath & Beyond (2018)
Massachusetts
24 Burlington, MA	34 Cambridge Street	01803	SC	Lease	1978	2002	20%	70,800	$898,814	$12.70	100%	E & A Northeast (2014), Off Broadway Shoes (2014)
25 Swansea, MA	58 Swansea Mall Drive	02777	SC	GL	1985	2002	20%	49,980	$277,380	$5.55	100%	Pricerite Supermarket (2016)
Michigan
26 Westland, MI	7638 Nankin Road	48185	SC	Fee	1980	2002	20%	50,000	$0	$0.00	0%
Mississippi
27 Hattiesburg, MS	1000 Turtle Creek Drive	39402	SC	Fee	1995	2002	20%	50,809	$406,472	$8.00	100%	Circuit City (2020)
Nevada
28 Las Vegas, NV	4701 Faircenter Parkway	89102	SC	Lease	1990	2004	20%	24,975	$174,825	$7.00	100%	Michaels (2011)
New Hampshire
29 Salem, NH	271 South Broadway	03079	SC	Lease	1985	2003	20%	50,110	$574,539	$11.47	100%	Bed Bath & Beyond (2011), A.C. Moore (2016)
New Jersey
30 Paramus, NJ	651 Route 17 East	06117	SC	Lease	1978	2003	20%	54,850	$898,563	$18.29	89.6%	Homegoods (2013)
31 Wayne, NJ	Route 23 West Belt Plaza	07470	SC	Lease	1978	2002	20%	49,157	$756,173	$15.38	100%	Homegoods (2010), PetSmart (2015)

Developers Diversified Realty Corporation
Service Merchandise Joint Venture Property List at December 31, 2007
								Company-
								Owned		Average
					Year		DDR	Gross	Total	Base
		Zip	Type of	Ownership	Developed/	Year	Ownership	Leasable	Annualized	Rent	Percent
Center/Property	Location	Code	Property(1)	Interest(3)	Redeveloped	Acquired	Interest	Area (SF)	Base Rent	(Per SF)(2)	Leased	Anchor Tenants (Lease Expiration)

New York
32 Middletown, NY	88-25 Dunning Road	10940	SC	Lease	1989	2002	20%	50,144	$409,649	$8.17	100%	Homegoods (2010), PetSmart (2010)
North Carolina
33 Raleigh, NC	U.S. 17 Millbrook	27604	SC	Fee	1994	2002	20%	50,000	$457,028	$9.14	100%	A.C. Moore (2010), K & G Menswear (2014)
Oklahoma
34 Warr Acres, OK	5537 Northwest Expressway	73132	SC	Fee	1985	2002	20%	50,000	$0	$0.00	0%
South Carolina
35 N. Charleston, SC	7400 Rivers Avenue	29418	SC	Fee	1989	2002	20%	50,000	$321,638	$6.43	100%	DDR (2011), Dollar Tree (2013)
Tennessee
36 Antioch, TN	5301 Hickory Hollow Pkwy	37013	SC	Fee	1984	2002	20%	59,319	$558,821	$9.42	100%	Office Depot (2010), Bed Bath & Beyond (2018)
37 Franklin, TN	1735 Galleria Blvd	37064	SC	Fee	1992	2002	20%	60,000	$705,606	$11.76	100%	H.H. Gregg Appliances (2010), Wild Oats Markets (2014)
38 Knoxville, TN	9333 Kingston Pike	37922	SC	Fee	1986	2002	20%	50,092	$262,983	$5.25	100%	Hobby Lobby (2010)
Texas
39 Baytown, TX	6731 Garth Road	77521	SC	Fee	1981	2002	20%	52,288	$0	$0.00	0%
40 Longview, TX	3520 McCann Road	75605	SC	Fee	1978	2004	20%	40,524	$324,192	$8.00	100%	Stage (2015)
41 McAllen, TX	6600 US Expressway 83	78503	SC	Fee	1993	2002	20%	59,086	$431,230	$7.96	91.6%	Michaels (2012), Bed Bath & Beyond (2018)
42 Richardson, TX	1300 East Beltline	75081	SC	Fee	1978	2002	20%	62,463	$454,600	$7.28	100%	Staples (2011), Conn’s Appliance (2014)
43 Sugar Land, TX	15235 South West Freeway	77478	SC	GL	1992	2002	20%	50,000	$325,000	$6.50	100%	Conn’s Appliance (2018)
Virginia
44 Chesapeake, VA	4300 Portsmouth Blvd	23321	SC	GL	1990	2002	20%	50,062	$364,093	$7.27	100%	PetSmart (2016), Michaels (2011)

(1)	SC indicates a power center or a community shopping center.

(2)	Calculated as total annualized base rentals divided by Company-owned GLA actually leased as of December 31, 2007.

(3)	See footnote 3 of the Shopping Center Property List on page 65 describing indebtedness.

Developers Diversified Realty Corporation
Business Center Property List at December 31, 2007
										Company-
										Owned
						Year			DRR	Gross	Total	Average
			Zip	Type of	Ownership	Developed/	Year		Ownership	Leasable	Annualized	Base	Percent
	Center/Property	Location	Code	Property(1)	Interest	Redeveloped	Acquired		Interest	Area (SF)	Rent	Rent (per SF)(2)	Leased

	Maryland
1	Silver Springs, MD(I)	Tech Center 29 Phase I 2120-2162 Tech Road	20904	IND	Fee	1970	2001		100%	176,674	$1,462,841	$9.61	86.2%
2	Silver Springs, MD (II)	Tech Center 29 Phase II 2180 Industrial Parkway	20904	IND	Fee	1991	2001		100%	58,280	$504,226	$10.25	84.4%
3	Silver Springs, MD (III)	Tech Center 29 Phase III 12200 Tech Road	20904	OFF	Fee	1988	2001		100%	55,715	$1,215,848	$23.01	94.8%
	Massachusetts
4	Chelmsford, MA	Apollo Drive Office Building 300 Apollo Drive	01824	OFF	Fee	1987	2001		55.84%	291,424	$1,641,996	$9.85	57.2%
	Ohio
5	Twinsburg, OH	Heritage Business I 9177 Dutton Drive	44087	IND	Fee	1990	2	*	100%	35,866	$137,554	$6.82	54.5%
	Pennsylvania
6	Erie, PA	38th Street Plaza 2301 West 38th Street	16506	IND	GL	1973	2	*	100%	96,000	$264,150	$5.22	56.9%
	Utah
7	Salt Lake City, UT	The Hermes Building 455 East 500 South Street	84111	IND	Fee	1985	1998		100%	53,476	$734,257	$16.11	85.2%

2*	Original IPO Property transferred to American Industrial Properties (“AIP”) in 1998 and reacquired in 2001 through AIP merger.

(1)	These properties are classified as the Company’s business center segment. “OFF” indicates office property and “IND” indicates industrial property.

(2)	Calculated as total annualized base rental divided by Company-owned GLA actually leased as of December 31, 2007.

Item 3.	LEGAL PROCEEDINGS

Other than routine litigation and administrative proceedings arising in the ordinary course of business, the Company is not presently involved in any litigation nor, to its knowledge, is any litigation threatened against the Company or its properties that is reasonably likely to have a material adverse effect on the liquidity or results of operations of the Company.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

(a) The executive officers of the Company are as follows:

Name	Age	Position and Office With the Company

Scott A. Wolstein	55	Chairman of the Board of Directors and Chief Executive Officer
Daniel B. Hurwitz	43	President and Chief Operating Officer
David J. Oakes	29	Executive Vice President of Finance and Chief Investment Officer
Joan U. Allgood	55	Executive Vice President — Corporate Transactions and Governance
Richard E. Brown	56	Executive Vice President — International
Timothy J. Bruce	50	Executive Vice President of Development
William H. Schafer	49	Executive Vice President and Chief Financial Officer
Robin R. Walker-Gibbons	51	Executive Vice President of Leasing
Christa A. Vesy	37	Senior Vice President and Chief Accounting Officer

Scott A. Wolstein has been the Chief Executive Officer and a Director of the Company since its organization in 1992. Mr. Wolstein has been Chairman of the Board of Directors of the Company since May 1997. Prior to the organization of the Company, Mr. Wolstein was a principal and executive officer of Developers Diversified Group (“DDG”), the Company’s predecessor. Mr. Wolstein graduated cum laude from both the Wharton School at the University of Pennsylvania and the University of Michigan Law School. Following law school, Mr. Wolstein was associated with the law firm of Thompson, Hine & Flory. He is currently a member of the Board of Governors and Executive Committee of National Real Estate Investment Trusts (“NAREIT”), the Board of Directors of the Real Estate Roundtable, the Board of Trustees of Hathaway Brown School, the Board of Directors and Executive Committee Member of the Cleveland Chapter of the Red Cross, Board Member of the Cleveland Chapter of the Anti-Defamation League, the Board of Directors of University Hospitals Health System, Board Member of the Greater Cleveland Partnership, Board Member of the Cleveland Development Advisors and member of the Executive Committee and Board of Trustees of the Zell-Lurie Wharton Real Estate Center. He is also a current member of the Urban Land Institute (“ULI”), PREA and the World’s President Organization. He has also served as Chairman of the State of Israel Bonds-Ohio Chapter, a Trustee of the International Council of Shopping Centers (“ICSC”), President of the Board of Trustees of the United Cerebral Palsy Association of Greater Cleveland and as a member of the Board of the Great Lakes Theater Festival, The Park Synagogue and the Convention and Visitors Bureau of Greater Cleveland. Mr. Wolstein is a four-time recipient of the Realty Stock Review’s Outstanding CEO Award. In 2007, he received the Malden Mills Corporate Kindness Award from Project Love.

Daniel B. Hurwitz was appointed President and Chief Operating Officer of Developers Diversified Realty in May 2007. Mr. Hurwitz was the Senior Executive Vice President and Chief Investment Officer from May 2005 through May 2007 and Executive Vice President of the Company from June 1999 through April 2005. He was a member of the Company’s Board of Directors from May 2002 to May 2004. Prior to joining the Company,

Mr. Hurwitz served as Senior Vice President and Director of Real Estate and Corporate Development for Boscov’s Department Stores, Inc. Prior to Boscov’s, Mr. Hurwitz served as Development Director for the Shopco Group, a New York City-based developer and acquirer of regional and super regional shopping malls. Mr. Hurwitz is a graduate of Colgate University and the Wharton School of Business Executive Management Program at the University of Pennsylvania. In addition, Mr. Hurwitz is a member of the Board of Directors of Boscov’s Department Stores Inc., a member of the Board of Directors of U-Store-It, a member of the Board of Trustees of Hawken School, a member of the Board of Directors of the Network, and Vice Chairman of the Board for Summer on the Cuyahoga, a civic internship program. He is a member of ICSC and ULI and serves as a member of ICSC’s Open Air Centers Committee. Mr. Hurwitz has also served on the Board of Directors of the Colgate University Alumni Corporation, Colgate University Maroon Council, Berks County Food Bank and the Reading Jewish Community Center.

David J. Oakes was appointed Executive Vice President of Finance and Chief Investment Officer in April 2007. Prior to joining the Company, Mr. Oakes served as Senior Vice President and portfolio manager at Cohen & Steers Capital Management from April 2002 through March 2007. Previously, he worked as a research analyst in global investment research at Goldman Sachs, where he covered U.S. REITs from June 1999 through April 2002. Mr. Oakes earned his bachelor’s degree at Washington University of St. Louis and is a Chartered Financial Analyst (“CFA”). He is a member of ULI, ICSC and NAREIT.

Joan U. Allgood was appointed Executive Vice President — Corporate Transactions and Governance in October 2005. Mrs. Allgood also serves as Corporate Secretary. Mrs. Allgood was the Senior Vice President — Corporate Affairs and Governance from 2002 to October 2005, the Company’s Senior Vice President and General Counsel from May 1999 to 2002, the Company’s Vice President and General Counsel from 1992, when the Company was organized as a public company, until May 1999, and General Counsel of its predecessor entities since 1987. Mrs. Allgood is a member of the ICSC, the American College of Real Estate Lawyers and the American, Ohio and Cleveland bar associations. She received her B.A. from Denison University in Granville, Ohio, and her J.D. from Case Western Reserve University School of Law in 1977.

Richard E. Brown was appointed Executive Vice President — International in October 2006. Mr. Brown was the Executive Vice President of Real Estate Operations from September 2005 to October 2006, the Senior Vice President of Real Estate Operations from March 2002 to October 2005, the Senior Vice President of Asset Management and Operations from February 2001 to March 2002 and Vice President of Asset Management and Operations from January 2000 to February 2001. From 1987 to joining the Company in 1996, Mr. Brown was Vice President of Asset Management of PREIT, located in Philadelphia, Pennsylvania, and Vice President of Retail Asset Management of the Balcor Company in Chicago, Illinois. Mr. Brown is a Canadian chartered accountant and received his Bachelor of Commerce from Carleton University in Ottawa, Canada. Mr. Brown is a member of ICSC.

Timothy J. Bruce was appointed Executive Vice President of Development in October 2005. Mr. Bruce was the Senior Vice President of Development from September 2002 to October 2005. Mr. Bruce oversees the development department for the Company’s nationwide retail real estate portfolio. From 1988 until the time he joined the Company, Mr. Bruce served as Senior Vice President, Director of Leasing for Acadia Realty Trust in New York. Mr. Bruce earned his B.A. from the School of Architecture at the University of Illinois at Chicago and a master’s of management degree from the J.L. Kellogg Graduate School of Business at Northwestern University. Mr. Bruce is a member of ICSC.

William H. Schafer was appointed Executive Vice President and Chief Financial Officer in October 2005. Mr. Schafer was the Senior Vice President and Chief Financial Officer from May 1999 to October 2005, Vice President and Chief Financial Officer of the Company from its organization as a public company in 1993 and the Chief Financial Officer of its predecessor entities from April 1992. Mr. Schafer joined the Cleveland, Ohio, office of the Price Waterhouse LLP accounting firm in 1983 and served there as a Senior Manager from July 1990 until he joined the Company’s predecessor organization in 1992. Mr. Schafer graduated from the University of Michigan with a bachelor of arts degree in business administration. Mr. Schafer is a member of ICSC and serves as Treasurer on the Board of The Gathering Place. Mr. Schafer also serves on U.S. Bank’s Northeast Ohio Advisory Board.

Robin R. Walker-Gibbons was appointed Executive Vice President of Leasing in October 2005. Ms. Walker-Gibbons was the Senior Vice President of Leasing for the Southeast Region from March 2005 to October 2005, Vice President of Leasing from November 1995 to March 2005 and a leasing manager from April 1995 to November

1995. Prior to joining the Company, Ms. Walker-Gibbons was President of Aroco, Inc., a retail brokerage and tenant representation firm based in Alabama. Ms. Walker-Gibbons is a graduate of the University of Alabama and is a member of ICSC. She is the current Dean of the ICSC University of Shopping Centers School of Leasing (term ending March 2008).

Christa A. Vesy was appointed Senior Vice President and Chief Accounting Officer in November 2006. From September 2004 to November 2006, Mrs. Vesy worked for The Lubrizol Corporation, where she served as manager of external financial reporting and then as controller for the lubricant additives business segment. Prior to joining Lubrizol, from 1993 to September 2004, Mrs. Vesy held various positions with the Assurance and Business Advisory Services group of PricewaterhouseCoopers LLP, a registered public accounting firm, including Senior Manager from 1999 to September 2004. Mrs. Vesy graduated with a bachelor of science degree in business administration from Miami University in Oxford, Ohio. Mrs. Vesy is a certified public accountant and member of the American Institute of Certified Public Accountants. She also serves on the Board of Trustees of the Boys & Girls Clubs of Cleveland.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The high and low sale prices per share of the Company’s common shares, as reported on the New York Stock Exchange (the “NYSE”) composite tape, and declared dividends per share for the quarterly periods indicated were as follows:

	High	Low	Dividends

2007:
First	$72.33	$61.43	$0.66
Second	66.70	50.75	0.66
Third	56.85	46.28	0.66
Fourth	59.27	37.42	0.66
2006:
First	$56.99	$46.96	$0.59
Second	54.81	48.49	0.59
Third	56.18	51.11	0.59
Fourth	66.36	55.33	0.59

As of February 15, 2008, there were 13,621 record holders and approximately 57,815 beneficial owners of the Company’s common shares.

In January 2008, the Company declared its 2008 first quarter dividend to shareholders of record on March 21, 2008, of $0.69 per share.

The Company intends to continue to declare quarterly dividends on its common shares. However, no assurances can be made as to the amounts of future dividends, since such dividends are subject to the Company’s cash flow from operations, earnings, financial condition, capital requirements and such other factors as the Board of Directors considers relevant. The Company is required by the Internal Revenue Code of 1986, as amended, to distribute at least 90% of its real estate investment trust (“REIT”) taxable income. The amount of cash available for dividends is impacted by capital expenditures and debt service requirements to the extent that the Company were to fund such items out of cash flow from operations.

In June 1995, the Company implemented a dividend reinvestment plan under which shareholders may elect to reinvest their dividends automatically in common shares. Under the plan, the Company may, from time to time, elect to purchase common shares in the open market on behalf of participating shareholders or may issue new common shares to such shareholders.

On June 26, 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program authorized by the Board, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. As of December 31, 2007, the Company had repurchased 5.6 million of its common shares at a gross cost of approximately $261.9 million at a weighted average cost of $46.66 per share under this program.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	(a) Total Number	(b) Average	Announced	Yet Be Purchased
	of Shares	Price Paid per	Plans or	Under the Plans or
	Purchased	Share	Programs	Programs (Millions)

October 1 – 31, 2007	—	$—	—	$—
November 1 – 30, 2007	—	—	3,428,197	211.9
December 1 – 31, 2007	114	40.43	—	—

Total	114	$40.43	3,428,197	$211.9

Shares acquired as payment of the strike price for stock options exercised pursuant to the Company’s equity-based award plans.

Item 6.	SELECTED FINANCIAL DATA

The consolidated financial data included in the following table has been derived from the financial statements for the last five years and includes the information required by Item 301 of Regulation S-K. The following selected consolidated financial data should be read in conjunction with the Company’s consolidated financial statements and related notes and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

COMPARATIVE SUMMARY OF SELECTED FINANCIAL DATA
(Amounts in thousands, except per share data)

	For the Years Ended December 31,
	2007 (1)	2006 (1)	2005 (1)	2004 (1)	2003 (1)

Operating Data:
Revenues	$944,851	$775,324	$678,109	$532,383	$417,481

Expenses:
Rental operations	323,555	257,782	225,308	176,762	143,551
Depreciation & amortization	219,101	182,007	153,605	116,145	83,276

	542,656	439,789	378,913	292,907	226,827

Interest income	8,808	9,053	10,004	4,205	5,082
Interest expense	(261,318)	(208,512)	(170,587)	(115,580)	(79,201)
Other expense, net	(3,019)	(446)	(2,532)	(1,779)	(10,119)

	(255,529)	(199,905)	(163,115)	(113,154)	(84,238)

Income before equity in net income of joint ventures, gain on disposition of joint venture interests, minority equity interests, income tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations, gain on disposition of real estate and cumulative effect of adoption of a new accounting standard	146,666	135,630	136,081	126,322	106,416
Equity in net income of joint ventures	43,229	30,337	34,873	40,895	44,967
Gain on disposition of joint venture interests	—	—	—	—	7,950
Minority equity interests	(17,783)	(8,453)	(7,881)	(5,064)	(5,365)
Income tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	14,642	2,497	(276)	(1,467)	(1,621)

Income from continuing operations	186,754	160,011	162,797	160,686	152,347
Discontinued operations:
Income from discontinued operations	8,183	10,179	15,039	18,874	13,522
Gain on disposition of real estate, net of tax	12,259	11,051	16,667	8,561	460

	20,442	21,230	31,706	27,435	13,982

Income before gain on disposition of real estate	207,196	181,241	194,503	188,121	166,329
Gain on disposition of real estate	68,851	72,023	88,140	84,642	73,932
Cumulative effect of adoption of a new accounting standard	—	—	—	(3,001)	—

Net income	$276,047	$253,264	$282,643	$269,762	$240,261

Net income applicable to common shareholders	$225,113	$198,095	$227,474	$219,056	$189,056

	For the Years Ended December 31,
	2007 (1)	2006 (1)	2005 (1)	2004 (1)	2003 (1)

Earnings per share data — Basic:
Income from continuing operations	$1.69	$1.63	$1.81	$2.02	$2.14
Income from discontinued operations	0.17	0.19	0.29	0.28	0.17
Cumulative effect of adoption of a new accounting standard	—	—	—	(0.03)	—

Net income applicable to common shareholders	$1.86	$1.82	$2.10	$2.27	$2.31

Weighted average number of common shares	120,879	109,002	108,310	96,638	81,903
Earnings per share data — Diluted:
Income from continuing operations	$1.68	$1.62	$1.79	$1.99	$2.10
Income from discontinued operations	0.17	0.19	0.29	0.28	0.17
Cumulative effect of adoption of a new accounting standard	—	—	—	(0.03)	—

Net income applicable to common shareholders	$1.85	$1.81	$2.08	$2.24	$2.27

Weighted average number of common shares	121,497	109,613	109,142	99,024	84,188
Cash dividends declared	$2.64	$2.36	$2.16	$1.94	$1.69

	At December 31,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Real estate (at cost)	$8,984,671	$7,447,459	$7,029,337	$5,603,424	$3,884,911
Real estate, net of accumulated depreciation	7,960,623	6,586,193	6,336,514	5,035,193	3,426,698
Investments in and advances to joint ventures	638,111	291,685	275,136	288,020	260,143
Total assets	9,089,816	7,179,753	6,862,977	5,583,547	3,941,151
Total debt	5,591,014	4,248,812	3,891,001	2,718,690	2,083,131
Shareholders’ equity	2,998,825	2,496,183	2,570,281	2,554,319	1,614,070

	For the Years Ended December 31,
	2007 (1)	2006 (1)	2005 (1)	2004 (1)	2003 (1)

Cash Flow Data:
Cash flow provided by (used for):
Operating activities	$414,616	$340,692	$355,423	$292,226	$263,129
Investing activities	(1,148,316)	(203,047)	(339,443)	(1,134,601)	(16,246)
Financing activities	755,491	(139,922)	(35,196)	880,553	(251,561)
Other Data:
Funds from operations (2):
Net income applicable to common shareholders	$225,113	$198,095	$227,474	$219,056	$189,056
Depreciation and amortization of real estate investments	214,396	185,449	169,117	130,536	93,174
Equity in net income from joint ventures	(43,229)	(30,337)	(34,873)	(40,895)	(44,967)
Gain on disposition of joint venture interests	—	—	—	—	(7,950)
Joint ventures’ funds from operations (2)	84,423	44,473	49,302	46,209	47,942
Minority equity interests (OP Units)	2,275	2,116	2,916	2,607	1,769
Gain on disposition of depreciable real estate investments, net	(17,956)	(21,987)	(58,834)	(68,179)	(67,352)
Cumulative effect of adoption of a new accounting standard	—	—	—	3,001	—

Funds from operations applicable to common shareholders (2)	465,022	377,809	355,102	292,335	211,672
Preferred share dividends	50,934	55,169	55,169	50,706	51,205

	$515,956	$432,978	$410,271	$343,041	$262,877

Weighted average shares and OP Units (Diluted) (3)	122,716	110,826	110,700	99,147	84,319

(1)	As described in the consolidated financial statements, the Company acquired 317 properties in 2007 (including 68 of which were acquired through unconsolidated joint ventures), 20 properties in 2006 (including 15 of which were acquired through unconsolidated joint ventures and four of which the Company acquired its joint venture partners’ interest), 52 properties in 2005 (including 36 of which were acquired through unconsolidated joint ventures and one of which the Company acquired its joint venture partner’s interest), 112 properties in 2004 (18 of which were acquired through unconsolidated joint ventures and one of which the Company acquired its joint venture partner’s interest) and 124 properties in 2003 (three of which the Company acquired its joint venture partners’ interest). The Company sold 74 properties in 2007 (seven of which were owned through unconsolidated joint ventures), 15 properties in 2006 (nine of which were owned through unconsolidated joint ventures), 47 properties in 2005 (12 of which were owned through unconsolidated joint ventures), 28 properties in 2004 (13 of which were owned through unconsolidated joint ventures) and 38 properties in 2003 (12 of which were owned through unconsolidated joint ventures). All amounts have been presented in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with that standard, long-lived assets that were sold or classified as held for sale as a result of disposal activities, have been classified as discontinued operations for all periods presented.

(2)	Management believes that Funds From Operations (“FFO”), which is a non-GAAP financial measure, provides an additional and useful means to assess the financial performance of a REIT. It is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP. FFO applicable to common shareholders is generally defined and calculated by the Company as net income, adjusted to exclude: (i) preferred share dividends, (ii) gains from disposition of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) extraordinary items and (iv) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures, determined on a consistent basis. Management believes that FFO provides the Company and investors with an important indicator of the Company’s operating performance. This measure of performance is used by the Company for several business purposes and for REITs it provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often significant). Other real estate companies may calculate FFO in a different manner.

(3)	Represents weighted average shares and operating partnership units, or OP Units, at the end of the respective period.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended, with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and could materially affect the Company’s actual results, performance or achievements.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:

•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may not realize the intended benefits of acquisition or merger transactions. The acquired assets may not perform as well as the Company anticipated, or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid and limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible, or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages, or general economic downturn resulting in increased debt service expense and construction costs and decreases in revenue;

•	The Company’s financial condition may be affected by required debt service payments, the risk of default and restrictions on its ability to incur additional debt or enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust (“REIT”) and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions, those borrowings may not be available on favorable terms;

•	Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company may not realize anticipated returns from its real estate assets outside the United States. The Company expects to continue to pursue international opportunities that may subject the Company to different or greater risks than those associated with its domestic operations. The Company owns assets in Puerto Rico, an interest in an unconsolidated joint venture that owns properties in Brazil and an interest in recently formed consolidated joint ventures that will develop and own properties in Canada, Russia and Ukraine;

•	International development and ownership activities carry risks that are different from those the Company faces with the Company’s domestic properties and operations. These risks include:

•	Adverse effects of changes in exchange rates for foreign currencies;

•	Changes in foreign political or economic environments;

•	Challenges of complying with a wide variety of foreign laws including taxes, addressing different practices and customs relating to corporate governance, operations and litigation;

•	Different lending practices;

•	Cultural and consumer differences;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Difficulties in managing international operations and

•	Obstacles to the repatriation of earnings and cash;

•	Although the Company’s international activities are currently a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties;

•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations and

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow.

Executive Summary

The Company is a self-administered and self-managed real estate investment trust, a (“REIT”), in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers. As of December 31, 2007, the Company’s portfolio consisted of 710 shopping centers and seven business centers (including 357 properties owned through unconsolidated joint ventures and 40 properties owned through consolidated joint ventures). These properties consist of shopping centers, lifestyle centers and enclosed malls. At December 31, 2007, the Company owned and/or managed approximately 150 million total square feet of Gross Leasable Area (“GLA”), which includes all of the aforementioned properties and 12 properties owned by third parties. The Company also has assets under development in Canada and Russia. The Company believes that its portfolio of shopping center properties is one of the largest (measured by the amount of total GLA) currently held by any publicly-traded REIT. At December 31, 2007, the aggregate occupancy of the Company’s shopping center portfolio was 94.9%, as compared to 95.2% at December 31, 2006. The Company owned 710 shopping centers at December 31, 2007 as compared to 467 shopping centers at December 31, 2006. The average annualized base rent per occupied square foot was $12.24 at December 31, 2007, as compared to $11.56 at December 31, 2006.

Investment Strategy

The Company utilizes the following investment strategy to enhance its competitive position, capture emerging trends and maximize long-term shareholder value. Such initiatives are as follows:

•	Invest in a core portfolio of shopping centers that provide above average returns and regularly review each asset’s return prospects;

•	Develop new shopping centers with expected yields that meaningfully exceed those available in the acquisition market;

•	Acquire under-managed assets where initial returns can be enhanced by the Company’s leasing and redevelopment platforms;

•	Grow assets under management and fee income by structuring funds that can provide investors attractive risk-adjusted returns and

•	Explore international markets and selectively invest where the greatest value creation opportunities exist.

The Company employs its unique set of core competencies in the implementation of its investment strategy. Such core competencies include:

•	Strong leasing relationships with the nation’s leading retailers;

•	National asset management platform focused on maximizing portfolio profitability through strategic leasing and efficient operations;

•	Comprehensive in-house development and redevelopment capability;

•	Dedicated ancillary income and peripheral land development departments;

•	Broad access to capital through diverse banking and institutional relationships and

•	Proven performance as a real estate fund manager and investment partner to an extensive group of well-capitalized domestic and international institutions.

The Company intends to leverage its core competencies and national platform in an efficient and profitable manner that will enable growth in long-term earnings, dividends and asset value.

Retail Environment

Retail sales in the United States have increased consistently for decades. The graph below illustrates the current growth and projected growth in retail sales since 1949.

The most important drivers associated with this increase in retail sales include population growth, job growth, wage growth and consistently increasing net worth.

Since 1960 the population has grown in the United States from just under 200 million to nearly 300 million today and is projected to reach over 400 million by 2050. The graph below illustrates the growth in population and growth rate by decade.

Since 1947 the number of jobs has grown from just under 50 million to over 130 million while unemployment has ranged from approximately 3% to nearly 10%, as illustrated below:

Wages have increased consistently in recent decades. United States wages and benefits have grown from approximately $3 trillion in 1983 to nearly $8 trillion in 2007 which represents a compound annual growth rate of approximately 4%.

Household net worth has also steadily increased with and without dependence on home price appreciation. The graph below illustrates the increase in household net worth without home price appreciation of approximately $2 trillion in 1972 to over $30 trillion in 2007 and including home price appreciation to just under $60 trillion.

The retail sales market continues to shift to the Company’s tenants as illustrated in the graph below:

Market Position

The Company’s real estate portfolio is composed primarily of open-air community center assets and includes other retail formats such as lifestyle centers, hybrid community/lifestyle centers and enclosed malls. These properties draw shoppers from a regional trade area and are typically located within major retail markets and proximate to major highways or thoroughfares. Retailers located in these properties offer a broad array of merchandise, primarily non-discretionary everyday goods, in an environment that appeals to consumers’ shopping preferences for value and convenience.

As part of its long-term objectives, the Company continues to improve the quality of its retail portfolio through strategic acquisitions, dispositions and redevelopments of certain properties, as well as the ground-up development of new properties. Furthermore, the Company’s real estate portfolio, tenant base and business model continually evolve to reflect the evolutionary nature of retailers and retail real estate.

With respect to underlying real estate fundamentals, such as occupancy, rental increases achieved through re-leasing or lease renewal, and average portfolio rental rates, the Company’s portfolio has demonstrated limited volatility during past economic downturns, with little direct relationship to the residential housing market. This consistent performance is attributable to the long-term nature of retail leases, geographic and tenant diversity of the portfolio, and the high credit quality of the national retailers that make up the majority of base rental revenues. The aggregate occupancy of the Company’s portfolio was approximately 95% at December 31, 2007, which is consistent with the Company’s long-term average occupancy rate since 1987. This performance underscores the portfolio’s ability to withstand economic fluctuations, retailer bankruptcies and store closures, which, in turn, produce highly stable and consistent cash flow.

Since 1997, the Company’s shopping center occupancy rate has ranged from 94% to 96% as illustrated below:

The average base rental rate per square foot has continued to increase since 1993, the year of the Company’s initial public offering, as illustrated below:

The cash flow stability of the portfolio, combined with accretive acquisitions, value created through new property development and increased net operating income from its core operations, have contributed to the

Company’s increased annual per share dividends from $1.69 in 2003 to $2.64 in 2007. The Company anticipates the 2008 annual per share dividend to be $2.76.

The following table lists the Company’s ten largest tenants based on total annualized rental revenues and Company-owned GLA of the wholly-owned properties and the Company’s proportionate share of joint venture properties combined as of December 31, 2007:

	% of Total
	Shopping Center	% of Company-Owned
Tenant	Base Rental Revenues	Shopping Center GLA

1. Wal-Mart/Sam’s Club	4.3%	7.3%
2. Mervyns	2.4	2.2
3. PetSmart	2.0	1.6
4. T.J. Maxx/Marshalls/A.J. Wright/Homegoods	2.0	2.4
5. Lowe’s Home Improvement	1.9	3.3
6. Bed Bath & Beyond	1.6	1.4
7. Circuit City	1.6	1.2
8. Kohl’s	1.3	2.1
9. Michaels	1.3	1.3
10. Eckerd Drug	1.3	0.6

The following table lists the Company’s largest tenants based on total annualized rental revenues and Company-owned GLA of the wholly-owned properties and the Company’s joint venture properties as of December 31, 2007:

	Wholly-Owned Properties		Joint Venture Properties
	% of	% of	% of	% of
	Shopping Center	Company-Owned	Shopping Center	Company-Owned
	Base Rental	Shopping Center	Base Rental	Shopping Center
Tenant	Revenues	GLA	Revenues	GLA

Wal-Mart/Sam’s Club	5.2%	8.5%	1.8%	3.3%
Lowe’s Home Improvement	2.3	3.9	0.7	1.1
PetSmart	2.0	1.6	2.4	2.3
T.J. Maxx/Marshalls/A.J. Wright/Homegoods	1.9	2.4	2.6	3.3
Eckerd Drug	1.7	0.8	—	—
Circuit City	1.7	1.2	1.4	1.3
Bed, Bath, & Beyond	1.6	1.4	1.6	1.8
Home Depot	1.3	1.8	0.3	0.5
Ahold USA	1.3	1.1	1.5	1.7
Michaels	1.3	1.2	1.5	1.7
Kohl’s	1.2	1.8	2.1	3.6
Mervyns	0.2	0.1	4.4	4.7
Publix Supermarkets	0.4	0.6	2.6	3.6
Linens ’n Things	0.8	0.5	1.6	1.6
Ross Dress For Less	0.9	0.8	1.6	1.9

Growth Opportunities

Property Development

The Company currently views property development as the most attractive investment on a risk-adjusted return basis. The Company is currently developing 17 projects at an aggregate cost of $1.4 billion. The Company has also identified a pipeline of development opportunities reflecting an aggregate estimated cost of over $1 billion.

In addition to these developments, the Company believes its core competencies will enable it to capitalize in the current economy on select opportunities in which other private retail real estate developers may experience distress related to leasing or their ability to access capital. While there are no assurances any of these projects will be pursued or completed, they provide a source of potential development projects over the next several years.

Disposition Strategy

As part of its ongoing portfolio management and capital recycling strategies to improve overall portfolio performance and operating efficiency, the Company expects to continue to sell assets that are not consistent with its long-term investment objectives. The Company also expects to sell certain core assets with stable cash flows to joint ventures with institutional investment partners. Proceeds from these sales will be redeployed to fund higher-yielding investments.

Fund Management

The Company continues to receive positive interest from diverse international and domestic private capital investors to co-invest with the Company in retail real estate. The Company has a history of successful partnerships with such institutional investors and has an established portfolio of large, long-term retail real estate investment funds. To the extent that capital market volatility creates attractive investment opportunities, the Company believes it is well-positioned to capitalize on such opportunities, based on its successful sponsorship record and broad institutional relationships.

International Investment

The Company believes that as certain international economies develop and as more retailers expand their international operations, there is opportunity for value-creation through retail real estate investment in select foreign markets with particular focus on emerging markets that are meaningfully underserved by high quality, modern shopping centers. The Company believes its best opportunities are those which enable the Company to export its core competencies, particularly its development capability. The Company believes it can create value through the development process and gain access to high quality centers in countries that have more rapid economic growth than the United States. To that end, the Company has joint venture investments in Brazil, Canada, and Russia and continues to evaluate opportunities for prudent expansion in other international markets.

Year in Review — 2007

Net income for the year ended December 31, 2007, was $276.0 million, or $1.85 per share (diluted), compared to net income of $253.3 million, or $1.81 per share (diluted), for the prior year. Funds From Operations (“FFO”) applicable to common shareholders for the year ended December 31, 2007, was $465.0 million compared to $377.8 million for the year ended December 31, 2006, an increase of 23.1%. The increase in FFO applicable to common shareholders of approximately $87.2 million is due to (i) the merger with Inland Retail Real Estate Trust, Inc. (“IRRETI”), (ii) the release of certain tax valuation reserves, (iii) income earned from recently formed joint ventures and promoted income related to the sale of joint venture assets and (iv) a reduction in the Company’s weighted average interest rate from 5.8% in 2006 to 5.4% in 2007. These increases were partially offset by (i) a non-cash charge relating to the redemption of preferred shares, (ii) IRRETI merger integration related costs and (iii) a charge relating to the former president’s resignation as an executive officer.

The most significant achievement during the year was the successful closing of the merger with IRRETI, including the financing and integration of the asset portfolio. This transaction included the simultaneous formation of the joint venture with TIAA-CREF with respect to a portfolio of IRRETI community shopping centers with a value of approximately $3.0 billion. The Company prioritized identifying and securing permanent financing using appropriate levels of long-term debt and equity. Of the $6.2 billion in financing necessary to complete the IRRETI acquisition, $4.5 billion was permanent financing in place at closing and the remaining $1.7 billion was completed by the end of the second quarter.

In addition to closing the TIAA-CREF joint venture on the same date as the closing of the merger with IRRETI, the Company issued 5.7 million common shares to the IRRETI shareholders for a total consideration of approximately $394.2 million. The Company also settled forward-sale agreements and issued an aggregate of 11.6 million of its common shares for approximately $746.6 million. In addition, the Company assumed

$446.5 million of secured debt, and prior to the closing of the merger, expanded its existing secured term loan by $150.0 million. In March, the Company issued $600.0 million of 3.0% convertible debt due in 2012.

In June, the Company contributed a $1.5 billion portfolio of primarily grocery anchored shopping centers, a majority of which were acquired from IRRETI, to DDR Domestic Retail Fund I, a long-term, core, commingled fund that combined new institutional investors with existing partners. In May, the Company established a new joint venture relationship with TRT DDR Venture I General Partnership (“Dividend Capital Total Realty Trust Joint Venture”) and contributed three recently developed wholly-owned assets for $161.5 million, recognizing a merchant building gain of $45.7 million, net of tax. In August, the Company contributed three IRRETI assets to DDR Macquarie Fund LLC for $49.8 million. The Company also sold non-core assets for nearly $600 million throughout 2007. The proceeds from the March convertible debt issuance, asset sales to joint ventures and asset sales to third parties were used to repay $750 million of bridge financing, $485 million of preferred operating partnership units (“OP Units”) and borrowings on the Company’s revolving credit facilities and, as discussed below, to repurchase approximately $260 million shares of the Company.

The Company’s Board of Directors approved a share repurchase program of up to a maximum value of $500 million in its common shares. As of December 31, 2007, the Company had repurchased 5.6 million of its common shares at a weighted average cost of $46.66 per share. The Company will continue to evaluate this investment option as a use of proceeds from asset sales in relation to market returns available on developments, acquisitions and other liquidity needs the Company may have, including the repayment of debt.

During 2007, the Company and its joint ventures commenced development on 17 projects aggregating over 9 million square feet of total GLA for a projected cost of $1.4 billion. The Company and its joint ventures also placed into service approximately $206 million of development projects in 2007. In addition, during 2007, the Company entered into a consolidated joint venture with ECE Projektmanagement G.m.b.H. & Co.KG (“ECE”), in which the Company will have a 75% ownership interest and committed to invest approximately $300 million in equity over five years to fund investments in new retail developments in western Russia and Ukraine. The joint venture has commenced two developments in western Russia. The developments are located in Yaroslavl, Russia and Togliatti, Russia at an aggregate projected cost of $430 million over the next three years.

The Company also entered into two joint ventures involving two development projects in Canada, in which the Company will have a 50% ownership interest, at an aggregate projected cost of approximately $280 million over the next three years. These projects are located in Toronto, Ontario, Canada and Brampton, Ontario, Canada. The Company’s joint venture in Brazil is also developing a project located in Manaus, Brazil, in which the Company will have a 47.4% ownership interest, at a projected cost of approximately $100 million.

In previous years, the Company’s portfolio has weathered difficult economic cycles with stable and consistent cash flows primarily attributable to the credit quality and long-term nature of the Company’s tenant leases. Fundamentals of the business are still healthy. Although the Company remains very attuned to the current challenges in the capital markets environment, the Company remains focused on the fact that consumers are still shopping, tenants are still leasing space, including opening new stores, and private capital is still investing in shopping centers.

The Company continues to believe that in a price deflationary environment for most retail sectors, top retailers often rely heavily on external growth to bolster their overall financial health and execute their expansion strategy. While there is clearly a slow down of new store growth for the less successful merchants, the Company believes the most successful merchants will use the current environment to their advantage by stealing market share from their struggling competitors. The Company has seen this happen through many prior cycles and considers most of its tenants well positioned to outperform. As a retail landlord, the Company continues to execute leases with the retailers that are gaining market share, driving sales and offering the best experience to the consumer. The Company has had success with understanding its tenants and believes that retailers in its portfolio continue to be relatively well positioned, both competitively and financially.

As the capital markets and the national economy are uncertain, it is important to have access to various types of capital. The Company has consistently operated with a philosophy to maintain broad and diverse financial relationships at all times. The Company believes it is prepared and appropriately financed for the current environment and has made appropriate adjustments to its investment and capital strategies (see Liquidity and Capital Resources).

CRITICAL ACCOUNTING POLICIES

The consolidated financial statements of the Company include the accounts of the Company and all subsidiaries where the Company has financial or operating control. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related notes. In preparing these financial statements, management has utilized available information, including the Company’s history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties. As a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates that may affect the comparability of the Company’s results of operations to those of companies in similar businesses.

Revenue Recognition and Accounts Receivable

Rental revenue is recognized on a straight-line basis that averages minimum rents over the current term of the leases. Certain of these leases provide for percentage and overage rents based upon the level of sales achieved by the tenant. Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales break point set forth in the applicable lease. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Accordingly, revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned. Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, are recognized in the period earned. Lease termination fees are included in other income and recognized and earned upon termination of a tenant’s lease and relinquishment of space in which the Company has no further obligation to the tenant. Acquisition and financing fees are earned and recognized at the completion of the respective transaction in accordance with the underlying agreements. Fee income derived from the Company’s unconsolidated joint venture investments is recognized to the extent attributable to the unaffiliated ownership interest.

The Company makes estimates of the collectibility of its accounts receivable related to base rents, including straight-line rentals, expense reimbursements and other revenue or income. The Company specifically analyzes accounts receivable and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. These estimates have a direct impact on the Company’s net income because a higher bad debt reserve results in less net income.

Real Estate

Land, buildings and fixtures and tenant improvements are recorded at cost and stated at cost less accumulated depreciation. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations and/or replacements that improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Buildings	Useful lives, ranging from 30 to 40 years
Fixtures and tenant improvements	Useful lives, which approximate lease terms, where applicable

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

Gains from disposition of outlots, land parcels and shopping centers are generally recognized using the full accrual or partial sale method (as applicable) in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Real Estate Sales,” provided that various criteria relating to the terms of the sale and any subsequent involvement by the Company with the properties sold are met.

Long-Lived Assets

On a periodic basis, management assesses whether there are any indicators that the value of real estate properties may be impaired. A property’s value is impaired only if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In management’s estimate of cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. In addition, the undiscounted cash flows may consider a probability-weighted cash flow estimation approach when alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated. The determination of undiscounted cash flows requires significant estimates by management and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could affect the determination of whether an impairment exists and whether the effects could have a material impact on the Company’s net income. To the extent an impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

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

The Company allocates the purchase price to assets acquired and liabilities assumed on a gross basis based on their relative fair values at the date of acquisition pursuant to the provisions of SFAS No. 141, “Business Combinations.” In estimating the fair value of the tangible and intangible assets and liabilities acquired, the Company considers information obtained about each property as a result of its due diligence, marketing and leasing activities. It applies various valuation methods, such as estimated cash flow projections utilizing appropriate discount and capitalization rates, estimates of replacement costs net of depreciation and available market information. The Company is required to make subjective estimates in connection with these valuations and allocations.

Off Balance Sheet Arrangements

The Company has a number of off balance sheet joint ventures and other unconsolidated arrangements with varying structures. The Company consolidates entities in which it owns less than a 100% equity interest if it is deemed to have a controlling interest or is the primary beneficiary in a variable interest entity, as defined in Financial Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” (“FIN 46(R)”) or is the controlling general partner pursuant to Emerging Issue Task Force (“EITF”) 04-05.

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

On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. To the extent an impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

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

Interest expense, which is specifically identifiable to the property, is used in the computation of interest expense attributable to discontinued operations. Consolidated interest at the corporate level is allocated to discontinued operations pursuant to the methods prescribed under EITF 87-24, “Allocation of Interest to Discontinued Operations,” based on the proportion of net assets sold.

Included in discontinued operations as of and for the three years ended December 31, 2007, are 109 properties aggregating 11.0 million square feet of GLA including one property that is considered held for sale at December 31, 2007. The operations of such properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for each of the three years ended December 31, 2007, included herein.

Stock-Based Employee Compensation

The Company applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based compensation plans, prior to January 1, 2006. Accordingly, the Company did not recognize compensation cost for stock options when the option exercise price equaled or exceeded the market value on the date of the grant. The Company adopted SFAS 123(R), “Share-Based Payment,” on January 1, 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 148, “Accounting for Stock-Based Compensation —

Transition and Disclosure, an amendment of SFAS No. 123,” for the year ended December 31, 2005 (in thousands, except per share amounts):

Year Ended
December 31,
2005

Net income, as reported	$282,643
Add: Stock-based employee compensation included in reported net income	5,652
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,319)

$282,976

Earnings Per Share:
Basic — as reported	$2.10

Basic — pro forma	$2.10

Diluted — as reported	$2.08

Diluted — pro forma	$2.09

SFAS 123(R) requires all share-based payments to employees, including grants of stock options, to be recognized in the financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for the activity under stock plans. Option pricing model input assumptions, such as expected volatility, expected term and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data, and other assumptions may be derived from experience with share-based payment arrangements. The appropriate weight to place on experience is a matter of judgment, based on relevant facts and circumstances.

The risk-free interest rate is based upon a U.S. Treasury Strip with a maturity date that approximates the expected term of the option. The expected life of an award is derived by referring to actual exercise experience. The expected volatility of stock is derived by referring to changes in the Company’s historical share prices over a time frame similar to the expected life of the award.

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

The Company has made estimates in assessing the impact of the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FAS No. 109” (“FIN 48”). The assessment of this provision requires management to estimate the amounts recorded in preparing the Company’s tax provision. These estimates could have a direct impact, as a difference in the tax provision could alter the Company’s net income.

Comparison of 2007 to 2006 Results of Operations
Continuing Operations

Revenues from Operations (in thousands)

	2007	2006	$ Change	% Change

Base and percentage rental revenues	$654,980	$541,304	$113,676	21.0%
Recoveries from tenants	205,664	169,313	36,351	21.5
Ancillary and other property income	19,642	19,556	86	0.4
Management, development and other fee income	50,840	30,294	20,546	67.8
Other	13,725	14,857	(1,132)	(7.6)

Total revenues	$944,851	$775,324	$169,527	21.9%

Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2006, but excluding properties under development/redevelopment and those classified as discontinued operations) (“Core Portfolio Properties”) increased approximately $7.0 million, or 1.5%, for the year ended December 31, 2007, as compared to the same period in 2006. The increase in base and percentage rental revenues is due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$7.0
IRRETI merger	113.0
Development/redevelopment of shopping center properties	7.3
Disposition of shopping center properties in 2007 and 2006	(11.6)
Business center properties	1.6
Straight-line rents	(3.6)

$113.7

At December 31, 2007, the aggregate occupancy of the Company’s shopping center portfolio was 94.9%, as compared to 95.2% at December 31, 2006. The Company owned 710 shopping centers at December 31, 2007, as compared to 467 shopping centers at December 31, 2006. The average annualized base rent per occupied square foot was $12.24 at December 31, 2007, as compared to $11.56 at December 31, 2006. The increase is primarily due to the releasing of space during 2007 at higher amounts combined with higher rents attributable to the assets acquired from IRRETI.

At December 31, 2007, the aggregate occupancy of the Company’s wholly-owned shopping centers was 93.9%, as compared to 94.1% at December 31, 2006. The Company owned 353 wholly-owned shopping centers at December 31, 2007, as compared to 261 shopping centers at December 31, 2006. The average annualized base rent per leased square foot was $11.53 at December 31, 2007, as compared to $10.80 at December 31, 2006. The increase is primarily due to the releasing of space during 2007 at higher amounts combined with higher rents attributable to the assets acquired from IRRETI.

At December 31, 2007, the aggregate occupancy rate of the Company’s joint venture shopping centers was 95.9%, as compared to 96.9% at December 31, 2006. The Company’s joint ventures owned 357 shopping centers including 40 consolidated centers primarily owned through the Mervyns Joint Venture at December 31, 2007, as compared to 167 shopping centers and 39 consolidated centers at December 31, 2006. The average annualized base rent per leased square foot was $12.86 at December 31, 2007, as compared to $12.69 at December 31, 2006. The increase is a result of the mix of shopping center assets in the joint ventures at December 31, 2007, as compared to December 31, 2006, primarily related to the 2007 formation of Dividend Capital Total Realty Trust Joint Venture, DDR Domestic Retail Fund I and a joint venture with TIAA-CREF (“TIAA-CREF Joint Venture”).

At December 31, 2007, the aggregate occupancy of the Company’s business centers was 70.0%, as compared to 42.1% at December 31, 2006. The increase in occupancy is primarily due to a large vacancy filled at a business center in Boston, Massachusetts. The business centers consist of seven assets in five states at December 31, 2007 and 2006.

Recoveries from tenants increased $36.4 million, or 21.5%, for the year ended December 31, 2007, as compared to the same period in 2006. This increase is primarily due to an increase in operating expenses and real estate taxes that aggregated $45.2 million, primarily due to the IRRETI merger in February 2007. Recoveries were approximately 84.9% and 85.9% of operating expenses and real estate taxes for the years ended December 31, 2007 and 2006, respectively.

The increase in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)

IRRETI merger	$28.2
Acquisition and development/redevelopment of shopping center properties in 2007 and 2006	5.3
Transfer of assets to unconsolidated joint ventures in 2007 and 2006	(3.3)
Net increase in operating expenses at the remaining shopping center and business center properties	6.2

$36.4

Ancillary and other property income increased due to additional opportunities in the Core Portfolio Properties. The Company believes its ancillary income program continues to be an industry leader among “open-air” shopping centers. Continued growth is anticipated in the area of ancillary or non-traditional revenue, as additional revenue opportunities are pursued and as currently established revenue opportunities grow throughout the Company’s core, acquired and development portfolios. Ancillary revenue opportunities have in the past included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs, sponsorship programs and various other programs.

The increase in management, development and other fee income for the year ended December 31, 2007, is primarily due to the following:

Increase
(Decrease)

Newly formed unconsolidated joint venture interests	$11.4
Development fee income	3.0
Asset management fee income	3.3
Other income	2.3
Sale of several of the Company’s unconsolidated joint venture properties	(0.2)
Leasing commissions	0.7

$20.5

Management fee income is expected to continue to increase as unconsolidated joint ventures acquire additional properties and as assets under development become operational. Development fee income was primarily earned through the redevelopment of assets through the Coventry II Fund. The Company expects to continue to pursue additional development joint ventures as opportunities present themselves.

Other income is composed of the following (in millions):

	Year Ended
	December 31,
	2007	2006

Lease terminations and bankruptcy settlements (1)	$5.0	$14.0
Acquisition and financing fees (2)	7.9	0.4
Other, net	0.8	0.5

	$13.7	$14.9

(1)	For the year ended December 31, 2006, the Company executed lease terminations on four vacant Wal-Mart spaces in the Company’s wholly-owned portfolio.

(2)	Includes acquisition fees of $6.3 million earned from the formation of the TIAA-CREF Joint Venture in February 2007 excluding the Company’s retained ownership interest. The Company’s fee was earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets. Financing fees are earned in connection with the formation and refinancing of unconsolidated joint ventures, excluding the Company’s retained ownership interest. The Company’s fees are earned in conjunction with the closing and amount of the financing transaction by the joint venture.

Expenses from Operations (in thousands)

	2007	2006	$ Change	% Change

Operating and maintenance	$133,334	$107,208	$26,126	24.4%
Real estate taxes	108,977	89,895	19,082	21.2
General and administrative	81,244	60,679	20,565	33.9
Depreciation and amortization	219,101	182,007	37,094	20.4

	$542,656	$439,789	$102,867	23.4%

Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 0.9% and 0.8% of total revenues for the years ended December 31, 2007 and 2006, respectively (see Economic Conditions).

The increase in rental operation expenses, excluding general and administrative, is due to the following (in millions):

	Operating
	and	Real Estate
	Maintenance	Taxes	Depreciation

Core Portfolio Properties	$3.9	$1.1	$3.5
IRRETI merger	15.3	18.9	34.5
Acquisition and development/redevelopment of shopping center properties	5.4	1.2	0.9
Transfer of assets to unconsolidated joint ventures in 2007 and 2006	(1.7)	(2.2)	(3.5)
Business center properties	0.9	0.1	1.3
Provision for bad debt expense	2.3	—	—
Personal property	—	—	0.4

	$26.1	$19.1	$37.1

The increase in general and administrative expenses is primarily attributable to the merger with IRRETI and additional compensation expense as a result of the former president’s resignation as an executive officer of the Company effective May 2007. The Company recorded a charge of $4.1 million during the year ended December 31, 2007, related to this, which includes, among other items, stock-based compensation charges recorded under the provisions of SFAS 123(R). In addition, the Company incurred integration costs in connection with the IRRETI acquisition that aggregated approximately $2.8 million for the year ended December 31, 2007. The Company does not expect to incur these expenses in 2008. Total general and administrative expenses were approximately 4.5% and 4.8% of total revenues, including total revenues of unconsolidated joint ventures, for the years ended December 31, 2007 and 2006, respectively.

The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space. In addition, the Company capitalized certain direct and incremental internal construction and software development and implementation costs consisting of direct wages and benefits, travel expenses and office overhead costs of $12.8 million and $10.0 million in 2007 and 2006, respectively.

The Company adopted SFAS 123(R), “Share-Based Payment,” as required on January 1, 2006, using the modified prospective method. The Company’s consolidated financial statements as of and for the year ended December 31, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). The compensation cost recognized under SFAS 123(R) was approximately $11.9 million and $8.3 million for the years ended December 31, 2007 and 2006, respectively. In December 2007, the Board of Directors approved the 2007 Supplemental Equity Award Program for certain officers of the Company. The Company recognized $0.4 million of expense related to this plan in 2007 and anticipates recording general and administrative expense of approximately $5.2 million in 2008. For the year ended December 31, 2007, the Company capitalized $0.3 million of stock-based compensation. There were no significant capitalized stock-based compensation costs in 2006.

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

Other Income and Expenses (in thousands)

	2007	2006	$ Change	% Change

Interest income	$8,808	$9,053	$(245)	(2.7)%
Interest expense	(261,318)	(208,512)	(52,806)	25.3
Other expense, net	(3,019)	(446)	(2,573)	576.9

	$(255,529)	$(199,905)	$(55,624)	27.8%

Interest income for the year ended December 31, 2007, included excess cash held by the Company as the result of the IRRETI merger. Interest income for the year ended December 31, 2006, included advances to the KLA/SM Joint Venture, which were repaid by the joint venture in August 2006.

Interest expense increased primarily due to the IRRETI merger and associated borrowings combined with development assets becoming operational. The weighted average debt outstanding and related weighted average interest rate during the year ended December 31, 2007, were $5.4 billion and 5.4%, compared to $4.1 billion and 5.8%, for the same period in 2006. At December 31, 2007, the Company’s weighted average interest rate was 5.2%, compared to 5.8% at December 31, 2006. The reduction in the weighted average interest rate is primarily related to the Company’s issuance of $850 million of senior convertible notes in August 2006 and March 2007 with a weighted average coupon rate of 3.2% and the decline in the short-term interest rates. Interest costs capitalized, in conjunction with development and expansion projects and unconsolidated development joint venture interests, were $26.9 million for the year ended December 31, 2007, compared to $20.0 million for the same period in 2006.

Other income/expense primarily relates to abandoned acquisition and development project costs, litigation costs, formation costs associated with the Company’s joint venture with ECE and other non-recurring income and expenses. In 2006, the Company received proceeds of approximately $1.3 million from a litigation settlement.

Other (in thousands)

	2007	2006	$ Change	% Change

Equity in net income of joint ventures	$43,229	$30,337	$12,892	42.5%
Minority equity interests	(17,783)	(8,453)	(9,330)	110.4
Income tax benefit of taxable REIT subsidiaries and franchise taxes	14,642	2,497	12,145	486.4

A summary of the increase in equity in net income of joint ventures for the year ended December 31, 2007, is composed of the following (in millions):

Increase
(Decrease)

Increase in gains from sale transactions as compared to 2006	$6.3
Purchase of joint venture interests by DDR	(0.7)
Acquisition of assets by unconsolidated joint ventures	6.5
Primarily re-tenanting and refinancing at two joint ventures	0.5
Various other increases	0.3

$12.9

The increase in equity in net income of joint ventures is primarily due to an increase in promoted income and gains from the disposition of unconsolidated joint venture assets in 2007, plus three new joint ventures formed in 2007 and one new joint venture formed in the fourth quarter of 2006. During the year ended December 31, 2007, the Company received $14.3 million of promoted income, of which $13.6 million related to the sale of assets from DDR Markaz LLC to DDR Domestic Retail Fund I. During the year ended December 31, 2006, the Company received $5.5 million of promoted income from the disposition of a joint venture asset in Kildeer, Illinois. In 2007, the Company’s unconsolidated joint ventures recognized an aggregate gain from the sale of joint venture assets of $96.9 million, of which the Company’s proportionate share was $20.8 million. However, $18.0 million of such amount was deferred due to the Company’s continuing involvement in certain assets. In 2006, the Company’s unconsolidated joint ventures recognized an aggregate gain from the sale of joint venture assets of $20.3 million, of which the Company’s proportionate share was $3.1 million.

The Company’s unconsolidated joint ventures sold the following assets in 2007 and 2006, excluding those assets sold from DDR Markaz LLC to DDR Domestic Retail Fund I:

2007 Dispositions	2006 Dispositions

One 25.5% effectively owned shopping center	One 50% effectively owned shopping center
Six sites formerly occupied by Service Merchandise	Four 25.5% effectively owned shopping centers
One 20.75% effectively owned shopping center
Two sites formerly occupied by Service Merchandise
One 10% effectively owned shopping center

Minority equity interest expense increased for the year ended December 31, 2007, primarily due to the following (in millions):

(Increase)
Decrease

Preferred OP Units (1)	$(9.7)
Mervyns Joint Venture, which is owned approximately 50% by the Company	(0.1)
2007 acquisition of remaining interest in Coventry I	0.3
Decrease due to newly formed joint venture under development	0.2

$(9.3)

(1)	Preferred OP Units were issued in February 2007 as part of the financing of the IRRETI merger. These units were redeemed in June 2007.

The aggregate income tax benefit of $14.6 million for the year ended December 31, 2007, is primarily due to the Company recognizing an income tax benefit of approximately $15.4 million in the first quarter of 2007 resulting from the reversal of a previously established valuation allowance against certain deferred tax assets. The reserves were related to deferred tax assets established in prior years, at which time it was determined that it was more likely than not that the deferred tax asset would not be realized and, therefore, a valuation allowance was required. Several factors were considered in the first quarter of 2007 that contributed to the reversals of the valuation allowance. The most significant factor was the sale of merchant building assets by the Company’s taxable REIT subsidiary in the second quarter of 2007 and similar projected taxable gains for future periods. Other factors include the merger of various taxable REIT subsidiaries and the anticipated profit levels of its taxable REIT subsidiaries, which will facilitate the realization of the deferred tax assets. Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimate is necessary. Based upon these factors, management determined that it is more likely than not that the deferred tax assets will be realized in the future and, accordingly, the valuation allowance recorded against those deferred tax assets is no longer required.

Discontinued Operations (in thousands)

	2007	2006	$ Change	% Change

Income from discontinued operations	$8,183	$10,179	$(1,996)	(19.6)%
Gain on disposition of real estate, net of tax	12,259	11,051	1,208	10.9

	$20,442	$21,230	$(788)	(3.7)%

Included in discontinued operations for the years ended December 31, 2007 and 2006, are the results of 67 properties sold in 2007 and one property held for sale at December 31, 2007 (including one property classified as held for sale at December 31, 2006, and 22 properties acquired through the IRRETI merger in 2007), aggregating 6.3 million square feet, and six properties sold in 2006, aggregating 0.8 million square feet.

Gain on Disposition of Real Estate (in thousands)

	2007	2006	$ Change	% Change

Gain on disposition of real estate	$68,851	$72,023	$(3,172)	(4.4)%

The Company recorded gains on disposition of real estate and real estate investments for the years ended December 31, 2007 and 2006, as follows (in millions):

	Year Ended
	December 31,
	2007	2006

Transfer of assets to DDR Domestic Retail Fund I (1)(2)	$1.8	$—
Transfer of assets to Dividend Capital Total Realty Trust Joint Venture (1)(3)	50.3	—
Transfer of assets to DPG Realty Holdings LLC (1)(4)	—	0.6
Transfer of assets to DDR Macquarie Fund LLC (1)(5)	—	9.2
Transfer of assets to DDR MDT PS LLC (1)(6)	—	38.9
Transfer of assets to Service Holdings LLC (1)(7)	—	6.1
Land sales (8)	14.0	14.8
Previously deferred gains and other gains and losses on dispositions (9)	2.8	2.4

	$68.9	$72.0

(1)	This disposition is not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	The Company transferred two wholly-owned assets. The Company did not record a gain on the contribution of 54 assets, as these assets were recently acquired through the merger with IRRETI.

(3)	The Company transferred three recently developed assets.

(4)	The Company transferred a newly developed expansion area adjacent to a shopping center owned by the joint venture.

(5)	The Company transferred newly developed expansion areas adjacent to four shopping centers owned by the joint venture in 2006. The Company did not record a gain on the contribution of three assets in 2007, as these assets were recently acquired through the merger with IRRETI.

(6)	The Company transferred six recently developed assets.

(7)	The Company transferred 51 retail sites previously occupied by Service Merchandise.

(8)	These dispositions did not meet the criteria for discontinued operations as the land did not have any significant operations prior to disposition.

(9)	These gains and losses are primarily attributable to the subsequent leasing of units related to master lease and other obligations originally established on disposed properties, which are no longer required.

Net Income (in thousands)

	2007	2006	$ Change	% Change

Net Income	$276,047	$253,264	$22,783	9.0%

Net income increased primarily due to (i) the merger with IRRETI, (ii) the release of certain tax valuation reserves and (iii) income earned from recently formed joint ventures and promoted income related to the sale of assets from joint ventures. These increases were partially offset by (i) IRRETI merger integration related costs and

(ii) a charge relating to the former president’s resignation as an executive officer. A summary of the changes in net income in 2007 compared to 2006 is as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$124.4
Increase in general and administrative expenses	(20.6)
Increase in depreciation expense	(37.1)
Decrease in interest income	(0.2)
Increase in interest expense	(52.8)
Change in other expense	(2.6)
Increase in equity in net income of joint ventures	12.9
Increase in minority interest expense	(9.3)
Change in income tax benefit (expense)	12.1
Decrease in income from discontinued operations	(2.0)
Increase in gain on disposition of real estate of discontinued operations properties	1.2
Decrease in gain on disposition of real estate	(3.2)

Increase in net income	$22.8

Comparison of 2006 to 2005 Results of Operations
Continuing Operations

Revenues from Operations (in thousands)

	2006	2005	$ Change	% Change
Base and percentage rental revenues	$541,304	$483,928	$57,376	11.9%
Recoveries from tenants	169,313	148,644	20,669	13.9
Ancillary income and other property income	19,556	14,216	5,340	37.6
Management, development and other fee income	30,294	22,859	7,435	32.5
Other	14,857	8,462	6,395	75.6

Total revenues	$775,324	$678,109	$97,215	14.3%

Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the Core Portfolio Properties (shopping center properties owned as of January 1, 2005, including the assets located in Puerto Rico for a comparable 11 months of ownership, but excluding properties under development/redevelopment and those classified as discontinued operations) (“Core Portfolio Properties”) increased approximately $11.0 million, or 2.5%, for the year ended December 31, 2006, as compared to the same period in 2005. The increase in base and percentage rental revenues was due to the following (in millions):

Increase
(Decrease)

Core Portfolio Properties	$11.0
Acquisition of real estate assets	44.5
Development/redevelopment of shopping center properties	3.6
Consolidation of a joint venture asset (EITF 04-05)	4.3
Transfer of properties to unconsolidated joint ventures	(9.3)
Business center properties under redevelopment	(1.4)
Service Merchandise assets (1)	2.9
Straight-line rents	1.8

$57.4

(1)	During 2006 the Company acquired the Service Merchandise sites previously owned through the KLA/SM Joint Venture and subsequently sold these assets to the Service Holdings LLC Joint Venture. These assets were consolidated within the Company’s accounts for approximately two months during the third quarter of 2006.

At December 31, 2006, the aggregate occupancy of the Company’s shopping center portfolio was 95.2%, as compared to 95.3% at December 31, 2005. The Company owned 467 shopping centers at December 31, 2006, as compared to 469 shopping centers at December 31, 2005. The average annualized base rent per occupied square foot was $11.56 at December 31, 2006, as compared to $11.01 at December 31, 2005.

At December 31, 2006, the aggregate occupancy of the Company’s wholly-owned shopping centers was 94.1%, as compared to 94.4% at December 31, 2005. The Company owned 261 wholly-owned shopping centers at December 31, 2006, as compared to 269 shopping centers at December 31, 2005. The average annualized base rent per leased square foot was $10.80 at December 31, 2006, as compared to $10.42 at December 31, 2005.

At December 31, 2006, the aggregate occupancy rate of the Company’s joint venture shopping centers was 96.9%, as compared to 97.0% at December 31, 2005. The Company’s joint ventures owned 167 shopping centers including 39 consolidated centers primarily owned through the Mervyns Joint Venture at December 31, 2006, as compared to 200 shopping centers and 37 consolidated centers at December 31, 2005. The average annualized base rent per leased square foot was $12.69 at December 31, 2006, as compared to $12.05 at December 31, 2005.

At December 31, 2006, the aggregate occupancy of the Company’s business centers was 42.1%, as compared to 43.2% at December 31, 2005. The business centers consisted of seven assets in five states at December 31, 2006 and 2005.

Recoveries from tenants increased $20.7 million, or 13.9%, for the year ended December 31, 2006, as compared to the same period in 2005. This increase was primarily due to an increase in operating expenses and real estate taxes that aggregated $25.8 million, primarily due to acquisitions and developments coming on line as discussed below. Recoveries were approximately 85.9% and 86.8% of operating expenses and real estate taxes for the years ended December 31, 2006 and 2005, respectively.

The increase in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)

Acquisition and development/redevelopment of shopping center properties in 2006 and 2005	$17.8
Transfer of properties to unconsolidated joint ventures in 2006 and 2005	(3.3)
Consolidation of a joint venture asset (EITF 04-05)	1.2
Service Merchandise assets	0.8
Net increase in operating expenses at the remaining shopping center and business center properties	4.2

$20.7

Ancillary income increased due to income earned from the acquisition of properties acquired from the Caribbean Properties Group (“CPG”) and the Benderson Development Company, Inc. (“Benderson”) portfolios.

The increase in management, development and other fee income for the year ended December 31, 2006, is primarily due to the following:

Increase
(Decrease)

Unconsolidated joint venture interests formed in 2005 and the continued growth of DDR Macquarie Fund LLC	$1.3
Other income	4.9
Other fee income	3.2
Development fee income	(0.2)
Sale of several of the Company’s unconsolidated joint venture properties	(1.8)

$7.4

Other income was composed of the following (in millions):

	Year Ended
	December 31,
	2006	2005

Lease termination and bankruptcy settlements (1)	$14.0	$5.1
Acquisition and financing fees (2)	0.4	2.4
Other, net	0.5	1.0

	$14.9	$8.5

(1)	For the year ended December 31, 2006, the Company executed lease terminations on four vacant Wal-Mart spaces in the Company’s wholly-owned portfolio.

(2)	Primarily represents financing fees received in connection with DDR Macquarie Fund LLC, excluding the Company’s retained ownership of approximately 14.5%. The Company’s fees were earned in conjunction with the closing and amount of the financing transaction by the joint venture.

Expenses from Operations (in thousands)

	2006	2005	$ Change	% Change

Operating and maintenance	$107,208	$91,916	$15,292	16.6%
Real estate taxes	89,895	79,344	10,551	13.3
General and administrative	60,679	54,048	6,631	12.3
Depreciation and amortization	182,007	153,605	28,402	18.5

	$439,789	$378,913	$60,876	16.1%

Operating and maintenance expenses included the Company’s provision for bad debt expense, which approximated 0.8% and 1.0% of total revenues for the years ended December 31, 2006 and 2005, respectively.

The increase in rental operation expenses, excluding general and administrative, was due to the following (in millions):

	Operating
	and	Real Estate
	Maintenance	Taxes	Depreciation

Core Portfolio Properties	$4.2	$5.0	$5.1
Acquisition and development/redevelopment of shopping center properties	11.6	6.8	20.7
Consolidation of a joint venture asset (EITF 04-05)	0.5	0.7	1.0
Transfer of properties to unconsolidated joint ventures in 2006 and 2005	(1.6)	(2.4)	(2.4)
Business center properties	0.1	—	0.6
Service Merchandise assets	1.2	0.5	1.3
Provision for bad debt expense	(0.7)	—	—
Personal property	—	—	2.1

	$15.3	$10.6	$28.4

The increase in general and administrative expenses was primarily attributable to certain executive outperformance incentive compensation plans as noted below in the adoption of SFAS 123(R) of approximately $2.6 million and increased expense from the directors deferred compensation plan of approximately $0.9 million. Other increases in general and administrative costs were a result of the growth of the Company and included salaries and wages, information systems and legal and consulting costs of approximately $0.3 million, $0.8 million and $0.9 million, respectively. Total general and administrative expenses were approximately 4.8% and 4.6% of total revenues, including total revenues of unconsolidated joint ventures, for the years ended December 31, 2006 and 2005, respectively.

The Company continued to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space. In addition, the Company capitalized certain direct construction administration costs consisting of direct wages and benefits, travel expenses and office overhead costs of $10.0 million and $6.2 million in 2006 and 2005, respectively.

The compensation cost recognized under SFAS 123(R) was approximately $8.3 million for the year ended December 31, 2006. There were no significant capitalized stock-based compensation costs during 2006. For the year ended December 31, 2005, the Company recorded compensation expense related to grants of restricted shares under its equity-based award plans and its performance unit awards of approximately $5.7 million.

Other Income and Expenses (in thousands)

	2006	2005	$ Change	% Change

Interest income	$9,053	$10,004	$(951)	(9.5)%
Interest expense	(208,512)	(170,587)	(37,925)	22.2
Other expense, net	(446)	(2,532)	2,086	(82.4)

	$(199,905)	$(163,115)	$(36,790)	22.6%

Interest income for the year ended December 31, 2006, decreased primarily as a result of advances to the KLA/SM Joint Venture beginning in July 2005. This advance was repaid as the Company acquired its partners’ interest in the KLA/SM Joint Venture in August 2006. The 51 KLA/SM Joint Venture assets were sold to a then newly formed joint venture, Service Holdings LLC, and the Company did not advance funds to this partnership to fund the acquisition.

Interest expense increased primarily due to the acquisition of assets and associated borrowings combined with development assets becoming operational and the increase in short-term interest rates. The weighted average debt outstanding and related weighted average interest rate during the year ended December 31, 2006, were $4.1 billion and 5.8%, respectively, compared to $3.6 billion and 5.5%, respectively, for the same period in 2005. At December 31, 2006, the Company’s weighted average interest rate was 5.8% compared to 5.7% at December 31, 2005. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $20.0 million for the year ended December 31, 2006, as compared to $12.7 million for the same period in 2005.

Other expense was composed of litigation settlements or costs and abandoned acquisition and development project costs.

Other (in thousands)

	2006	2005	$ Change	% Change

Equity in net income of joint ventures	$30,337	$34,873	$(4,536)	(13.0)%
Minority equity interests	(8,453)	(7,881)	(572)	7.3
Income tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	2,497	(276)	2,773	(1,004.7)

A summary of the decrease in equity in net income of joint ventures for the year ended December 31, 2006, was composed of the following (in millions):

Increase
(Decrease)

Reduction in gains from disposition transactions as compared to 2005	$(6.4)
Disposition of joint venture interests to DDR	1.5
Adoption of EITF 04-05	(0.8)
Acquisition of assets by unconsolidated joint ventures	1.9
Debt refinancing and increased interest rates at various joint ventures	(0.7)

$(4.5)

The decrease in equity in net income of joint ventures was due to several factors, including increased interest costs resulting from an increase in interest rates on variable-rate borrowings and refinancings at higher debt principal levels at certain unconsolidated joint ventures. These decreases were partially offset by an increase in unconsolidated joint venture income from then newly formed joint ventures in 2005 and 2006, including assets acquired by DDR Macquarie Fund LLC. In 2006, the Company’s unconsolidated joint ventures recognized an aggregate gain from the disposition of joint venture assets of $20.3 million, of which the Company’s proportionate share was $3.1 million. In addition, in 2006 the Company recognized promoted income of approximately $5.5 million relating to the disposition of a shopping center. In 2005, the Company’s unconsolidated joint ventures recognized an aggregate gain from the disposition of joint venture assets of $49.0 million, of which the Company’s proportionate share was $13.0 million.

The Company’s unconsolidated joint ventures sold the following assets in 2006 and 2005, which excluded the Company’s acquisitions during the year ended December 31, 2006 of its partners’ 50% interest in shopping centers in Salisbury, Maryland and Phoenix, Arizona, its partner’s 75% interest in a shopping center in Pasadena, California and its partner’s 80% interest in a development in Apex, North Carolina.

2006 Dispositions	2005 Dispositions

One 50% effectively owned shopping center	Three 20% owned shopping centers
Four 25.5% effectively owned shopping centers	One 24.75% effectively owned shopping center
One 20.75% effectively owned shopping center	Eight sites formerly occupied by Service Merchandise
Two sites formerly occupied by Service Merchandise
One 10% effectively owned shopping center

Minority equity interest expense increased for the year ended December 31, 2006, primarily due to the following (in millions):

(Increase)
Decrease

Formation of the Mervyns Joint Venture consolidated investment in September 2005, which is owned approximately 50% by the Company	$(3.9)
Conversion of 0.4 million operating partnership units into common shares of the Company in 2006	1.0
Consolidation of a joint venture asset (EITF 04-05)	(0.7)
Net decrease in net income from consolidated joint venture investments	3.0

$(0.6)

Discontinued Operations (in thousands)

	2006	2005	$ Change	% Change

Income from discontinued operations	$10,179	$15,039	$(4,860)	(32.3)%
Gain on disposition of real estate, net of tax	11,051	16,667	(5,616)	(33.7)

	$21,230	$31,706	$(10,476)	(33.0)%

Included in discontinued operations for the years ended December 31, 2006 and 2005, were the results of 45 properties sold in 2007 and one property held for sale at December 31, 2007 (including one property held for sale at December 31, 2006), aggregating 4.9 million square feet, six properties sold in 2006, aggregating 0.8 million square feet, and ten shopping centers and 25 business centers sold in 2005, aggregating 3.8 million square feet.

Gain on Disposition of Real Estate (in thousands)

	2006	2005	$ Change	% Change

Gain on disposition of real estate	$72,023	$88,140	$(16,117)	(18.3)%

The Company recorded gains on disposition of real estate and real estate investments for the years ended December 31, 2006 and 2005, as follows (in millions):

	Year Ended
	December 31,
	2006	2005

Transfer of assets to DPG Realty Holdings LLC (1)(2)	$0.6	$—
Transfer of assets to DDR Macquarie Fund LLC (1)(3)	9.2	81.2
Transfer of assets to DDR MDT PS LLC (1)(4)	38.9	—
Transfer of assets to Service Holdings LLC (1)(5)	6.1	—
Land sales (6)	14.8	6.0
Previously deferred gains and other gains and losses on dispositions (7)	2.4	0.9

	$72.0	$88.1

(1)	This disposition is not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	The Company transferred a newly developed expansion area adjacent to a shopping center owned by the joint venture.

(3)	The Company transferred newly developed expansion areas adjacent to four shopping centers owned by the joint venture in 2006. The Company transferred 12 assets in 2005.

(4)	The Company transferred six recently developed assets.

(5)	The Company transferred 51 retail sites previously occupied by Service Merchandise.

(6)	These dispositions did not meet the criteria for discontinued operations as the land did not have any significant operations prior to disposition.

(7)	These gains and losses are primarily attributable to the subsequent leasing of units related to master lease and other obligations originally established on disposed properties, which are no longer required.

Net Income (in thousands)

	2006	2005	$ Change	% Change

Net Income	$253,264	$282,643	$(29,379)	(10.4)%

Net income decreased primarily due to a reduction in gain on disposition of assets and increased interest and depreciation costs offset by the acquisition of assets. A summary of the changes in net income in 2006 compared to 2005 was as follows (in millions):

Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$71.3
Increase in general and administrative expenses	(6.6)
Increase in depreciation expense	(28.4)
Decrease in interest income	(1.0)
Increase in interest expense	(37.9)
Change in other expense, net	2.1
Decrease in equity in net income of joint ventures	(4.5)
Increase in minority interest expense	(0.6)
Change in income tax benefit (expense)	2.8
Decrease in income from discontinued operations	(4.9)
Decrease in gain on disposition of real estate of discontinued operations properties	(5.6)
Decrease in gain on disposition of real estate	(16.1)

Decrease in net income	$(29.4)

FUNDS FROM OPERATIONS

The Company believes that FFO, which is a non-GAAP financial measure, provides an additional and useful means to assess the financial performance of REITs. FFO is frequently used by securities analysts, investors and other interested parties to evaluate the performance of REITs, most of which present FFO along with net income as calculated in accordance with GAAP.

FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and real estate investments, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions, and many companies utilize different depreciable lives and methods. Because FFO excludes depreciation and amortization unique to real estate, gains and certain losses from depreciable property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, acquisition and development activities and interest costs. This provides a perspective of the Company’s financial performance not immediately apparent from net income determined in accordance with GAAP.

FFO is generally defined and calculated by the Company as net income, adjusted to exclude: (i) preferred share dividends, (ii) gains from disposition of depreciable real estate property, except for those sold through the Company’s merchant building program, which are presented net of taxes, (iii) extraordinary items and (iv) certain non-cash items. These non-cash items principally include real property depreciation, equity income from joint ventures and equity income from minority equity investments and adding the Company’s proportionate share of FFO from its unconsolidated joint ventures and minority equity investments, determined on a consistent basis.

For the reasons described above, management believes that FFO provides the Company and investors with an important indicator of the Company’s operating performance. It provides a recognized measure of performance other than GAAP net income, which may include non-cash items (often significant). Other real estate companies may calculate FFO in a different manner.

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

In 2007, FFO applicable to common shareholders was $465.0 million, as compared to $377.8 million in 2006 and $355.1 million in 2005. The increase in FFO in 2007 is principally attributable to increases in revenues from the Core Portfolio Properties, the acquisition of assets, developments and the gain on disposition of certain recently developed assets. The Company’s calculation of FFO is as follows (in thousands):

	For the Years Ended
	2007	2006	2005

Net income applicable to common shareholders (1)	$225,113	$198,095	$227,474
Depreciation and amortization of real estate investments	214,396	185,449	169,117
Equity in net income of joint ventures	(43,229)	(30,337)	(34,873)
Joint ventures’ FFO (2)	84,423	44,473	49,302
Minority equity interests (OP Units)	2,275	2,116	2,916
Gain on disposition of depreciable real estate (3)	(17,956)	(21,987)	(58,834)

FFO applicable to common shareholders	465,022	377,809	355,102
Preferred share dividends	50,934	55,169	55,169

Total FFO	$515,956	$432,978	$410,271

(1)	Includes straight-line rental revenues of approximately $12.1 million, $16.0 million and $14.4 million in 2007, 2006 and 2005, respectively (including discontinued operations).

(2)	Joint ventures’ FFO is summarized as follows (in thousands):

	For the Years Ended
	2007	2006	2005

Net income (a)	$169,195	$92,624	$122,586
Depreciation and amortization of real estate investments	193,437	83,017	87,508
Gain on disposition of real estate, net (b)	(91,111)	(22,013)	(19,014)

	$271,521	$153,628	$191,080

DDR Ownership interests (c)	$84,423	$44,473	$49,302

(a)	Includes straight-line rental revenue of $9.3 million, $5.1 million and $6.6 million in 2007, 2006 and 2005, respectively. The Company’s proportionate share of straight-line rental revenues was $1.4 million, $0.9 million and $1.1 million in 2007, 2006 and 2005, respectively. These amounts include discontinued operations.

(b)	The gain or loss on disposition of recently developed shopping centers, generally owned by the Company’s taxable REIT subsidiaries, is included in FFO, as the Company considers these properties part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or were assets sold in conjunction with the formation of the joint venture that holds the designation rights for the Service Merchandise properties. For the year ended December 31, 2007, an aggregate gain of $5.8 million was recorded, of which $1.8 million was the Company’s proportionate share. For the year ended December 31, 2006, a loss of $1.3 million was recorded, of which $0.3 million was the Company’s proportionate share. For the year ended December 31, 2005, an aggregated gain of $30.8 million was recorded, of which $7.6 million was the Company’s proportionate share.

(c)	The Company’s share of joint venture net income has been reduced by $1.2 million, increased by $1.6 million and reduced by $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts are related to basis differences in depreciation and adjustments to gain on sales. During the year ended December 31, 2007, the Company received $14.3 million of promoted income, of which $13.6 million related to the sale of assets from DDR Markaz LLC to DDR Domestic Retail Fund I, which is included in the Company’s proportionate share of net income and FFO. During the year ended December 31, 2006, the Company received $5.5 million of promoted income from the disposition of a joint venture asset in Kildeer, Illinois.

At December 31, 2007, 2006 and 2005, the Company owned unconsolidated joint venture interests relating to 273, 117 and 110 operating shopping center properties, respectively. In addition, at December 31, 2007 and 2006, the Company owned 44 and 50 shopping center sites, respectively, formerly owned by Service Merchandise through its 20% owned joint venture. At December 31, 2005, the Company owned 53 of these sites through its approximate 25% owned joint venture. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in two real estate management/development companies.

(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the consolidated statement of operations includes residual land sales, which management considers to be the disposition of non-depreciable real property and the sale of newly developed shopping centers, for which the Company maintained continuing involvement. These dispositions are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. For the years ended December 31, 2007, 2006 and 2005, net gains resulting from residual land sales aggregated $14.0 million, $14.8 million and $6.0 million, respectively. For the years ended December 31, 2007, 2006 and 2005, merchant building gains, net of tax, aggregated $49.1 million, $46.3 million and $39.9 million, respectively. In 2005, these gains included a portion of the net gain recognized of approximately $6.6 million from the sale of a shopping center located in Plainville, Connecticut, through the Company’s taxable REIT subsidiary, associated with its merchant building program. The remaining $14.3 million of the gain recognized on the disposition of the shopping center located in Plainville, Connecticut, was not included in the computation of FFO, as the Company believed such amount was derived primarily from the acquisition of its partner’s approximate 75% interest in the shopping center following substantial completion of development. Additionally, during 2005, the Company’s gain on disposition of real estate was reduced by $1.9 million relating to debt prepayment costs incurred as a result of a sales transaction. This debt prepayment has been accounted for as a cost of sale, and neither the gross gain on disposition nor the related costs of the sale have been included in FFO.

LIQUIDITY AND CAPITAL RESOURCES

In December 2007, the Company increased the combined borrowing capacity of its revolving credit facilities and secured term loan by $315 million to $2.125 billion from $1.81 billion. At December 31, 2007, the Company had approximately $616 million available on its revolving credit facilities.

The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements. The Company anticipates that cash on hand, borrowings available under its existing revolving credit facilities and other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset dispositions, will provide the necessary capital to achieve continued growth. The proceeds from the sale of assets classified as discontinued operations and other asset dispositions will also be utilized to acquire and develop assets. The Company believes that its acquisition and developments completed in 2007, new leasing, expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s operating cash flow.

In 2007, the Company began evaluating its debt that will be maturing in 2008, and based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not adversely impact its expected financial results. In 2008, the Company has $389.6 million of consolidated debt and $690.0 million of joint venture debt maturing.

During the first quarter of 2008, the Company executed a term sheet and entered into an interest rate lock for a loan to be secured by a portfolio of six assets, including three that are currently encumbered by mortgages maturing in 2008. This financing is anticipated to aggregate $350 million, with a fixed interest coupon rate of 5% and a five-year maturity and will substantially refinance most of the Company’s consolidated 2008 maturities. The Company will continue to seek opportunities to obtain construction financing at commercially reasonable pricing to fund development activity.

The Company anticipates being a net seller of assets in 2008 by divesting certain recently developed assets, land parcels and non-core assets. These asset sales would provide the capital necessary to fund the growing number of investment and development opportunities.

In addition, the Company’s revolving credit availability at December 31, 2007 was over $600 million. Furthermore, the Company owns nearly 300 fully unencumbered real estate assets representing approximately $6 billion of total asset value, which can provide an additional borrowing base.

The Company and its partners are also evaluating their 2008 joint venture debt maturities. The Service Holdings LLC joint venture exercised a one-year extension option for the $117.4 million loan on the portfolio of assets formerly occupied by Service Merchandise. This loan contains two additional one-year extensions at the joint venture’s option.

Another joint venture asset that has mortgage debt of $72.1 million is anticipated to be refinanced with the existing lender at LIBOR plus 1.25%. This loan is expected to have a two-year maturity and a one-year extension option.

Of the remaining $500.5 million of joint venture debt maturing in 2008, nearly 75% matures in December 2008 and the weighted average loan to value is less than 60%.

No assurance can be provided that the aforementioned obligations will be refinanced or repaid as currently anticipated (see Contractual Obligations and Other Commitments).

Changes in cash flow from investing activities in 2007, as compared to 2006, are primarily due to the IRRETI merger, sales of assets (including to DDR Domestic Retail Fund I, Dividend Capital Total Realty Trust Joint Venture and DDR Macquarie Fund LLC as described in Acquisitions, Developments and Expansions) and the additional equity contributions to joint ventures, primarily the TIAA-CREF Joint Venture and Sonae Sierra Brazil BV Sarl. Changes in cash flow from financing activities in 2007, as compared to 2006, primarily relate to an increase in acquisition activity in 2007 as compared to 2006 and the issuance of convertible senior notes and common shares offset by the Company’s repurchase of its common shares and redemption of preferred shares in 2007.

The Company’s cash flow activities are summarized as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Cash flow provided by operating activities	$414,616	$340,692	$355,423
Cash flow used for investing activities	(1,148,316)	(203,047)	(339,443)
Cash flow provided by (used for) financing activities	755,491	(139,922)	(35,196)

The Company satisfied its REIT requirement of distributing at least 90% of ordinary taxable income with declared common and preferred share dividends of $371.0 million in 2007, as compared to $313.1 million and $290.1 million in 2006 and 2005, respectively. Accordingly, federal income taxes were not incurred at the corporate level for 2007. The Company’s common share dividend payout ratio for the year approximated 70.4% of its 2007 FFO, as compared to 68.8% and 67.0% in 2006 and 2005, respectively.

In January 2008, the Company announced the Board of Directors’ intent to increase the 2008 quarterly dividend per common share to $0.69 from $0.66 in 2007. The Company anticipates that the increased dividend level will continue to result in a conservative payout ratio. The payout ratio is determined based on common and preferred dividends declared as compared to the Company’s FFO (see Off Balance Sheet Arrangements and Contractual Obligations and Other Commitments for further discussion of capital resources).

ACQUISITIONS, DEVELOPMENTS, REDEVELOPMENTS AND EXPANSIONS

During the three years ended December 31, 2007, the Company and its consolidated and unconsolidated joint ventures expended $9.2 billion, net of dispositions, to acquire, develop, redevelop, expand, improve and re-tenant its properties as follows (in millions):

	2007		2006		2005

Company (including Consolidated Joint Ventures):
Acquisitions	$3,048.7	(1)	$370.2	(8)	$1,610.8	(13)
Completed expansions	32.7		73.1		41.6
Developments and construction in progress	428.5		246.0		246.1
Tenant improvements and building renovations (2)	12.5		11.7		7.5
Furniture and fixtures and equipment	13.0	(3)	10.2	(3)	10.7	(3)

	3,535.4		711.2		1,916.7
Less: Real estate dispositions and property contributed to joint ventures	(2,001.3	)(4)	(289.8	)(9)	(490.8	)(14)

Company total	1,534.1		421.4		1,425.9

Unconsolidated Joint Ventures:
Acquisitions/contributions	4,987.4	(5)	729.9	(10)	350.0	(15)
Completed expansions	21.9		—		9.3
Developments and construction in progress	142.7		139.6	(11)	87.5
Tenant improvements and building renovations (2)	9.8		9.1		6.8
Foreign currency adjustments	48.5	(6)	—		—

	5,210.3		878.6		453.6
Less: Real estate dispositions	(204.3	)(7)	(409.0	)(12)	(148.8	)(16)

Joint ventures total	5,006.0		469.6		304.8

	6,540.1		891.0		1,730.7
Less: Proportionate joint venture share owned by others	(2,825.5)		(401.0)		(285.0)

Total DDR net additions	$3,714.6		$490.0		$1,445.7

(1)	Includes the merger with IRRETI, the redemption of OP Units and the acquisition of an additional interest in a property in San Francisco, California.

(2)	In 2008, the Company anticipates recurring capital expenditures, including tenant improvements, of approximately $14 million associated with its wholly-owned and consolidated portfolio and $11 million associated with its unconsolidated joint venture portfolio.

(3)	Includes certain Information Technology (“IT”) projects, expansion of the Company’s headquarters and fractional ownership interests in corporate planes.

(4)	Includes the sale of three assets to Dividend Capital Total Realty Trust Joint Venture, 56 assets to DDR Domestic Retail Fund I, three assets to DDR Macquarie Fund LLC and other shopping center assets and outparcel sales.

(5)	Includes the formation of the DDRTC Core Retail Fund LLC joint venture, acquisition of an additional 73% interest in Metropole Shopping Center by Sonae Sierra Brazil BV Sarl.

(6)	Relates to the Company’s approximate 50% owned joint venture in Brazil and the strengthening of the Brazilian Reals in relation to the U.S. dollar in 2007.

(7)	Includes the sale of seven shopping centers previously owned by DDR Markaz LLC to DDR Domestic Retail Fund I and the sale of vacant land.

(8)	Includes the transfer to the Company from joint ventures (KLA/SM and Salisbury, Maryland), final earnout adjustments for acquisitions, redemption of OP Units and the consolidation of a joint venture asset pursuant to EITF 04-05,

‘‘Determining whether a General Partner, or the General Partners as a Group Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.”

(9)	Includes asset dispositions, the sale of assets formerly owned by the KLA/SM Joint Venture to Service Holdings LLC, the sale of properties to DDR Macquarie Fund LLC and DDR MDT PS LLC, plus the transfer of newly developed expansion areas adjacent to four shopping centers and the sale of several outparcels.

(10)	Reflects the DPG Realty Holdings LLC acquisition and adjustments to accounting presentation from previous acquisitions.

(11)	Includes the acquisition of land in Allen, Texas, and Bloomfield Hills, Michigan, for the development of shopping centers by the Coventry II Fund.

(12)	Includes asset dispositions, the transfer to DDR of the KLA/SM Joint Venture assets, five assets located in Phoenix, Arizona (two properties); Pasadena, California; Salisbury, Maryland and Apex, North Carolina.

(13)	Includes the transfer to DDR from a joint venture of a shopping center in Dublin, Ohio, and the acquisition of the Caribbean Property Group and the Mervyns portfolios.

(14)	Includes the transfer of 12 assets to DDR Macquarie Fund LLC, asset dispositions and the disposition of several outparcels.

(15)	Reflects DDR Macquarie Fund LLC acquisition and adjustments to GAAP presentation from previous acquisitions.

(16)	Includes asset dispositions, the disposition of several outparcels by the RVIP VII joint venture and the transfer to DDR from a joint venture of a shopping center in Dublin, Ohio.

2007 Activity

Strategic Real Estate Transactions

Inland Retail Real Estate Trust, Inc.

On February 27, 2007, the Company acquired IRRETI through a merger with a subsidiary. The Company acquired all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share, of which $12.50 per share was funded in cash and $1.50 per share in the form of DDR common shares. As a result, the Company issued 5.7 million of DDR common shares to the IRRETI shareholders for a total consideration of approximately $394.2 million.

The IRRETI merger was recorded at a total cost of approximately $6.2 billion. Real estate related assets of approximately $3.1 billion was recorded by the Company and approximately $3.0 billion was recorded by the joint venture with TIAA-CREF (“DDRTC Core Retail Fund LLC”). The IRRETI real estate portfolio consists of 315 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, comprising approximately 35.2 million square feet of total GLA, of which 66 shopping centers comprising approximately 15.6 million square feet of total GLA are in the joint venture with TIAA-CREF. The Company sold 78 assets acquired from IRRETI to third parties throughout the year.

DDR Domestic Retail Fund I

In June 2007, the Company formed DDR Domestic Retail Fund I (the “Fund”), a Company sponsored, fully-seeded commingled fund. The Fund acquired 63 shopping center assets aggregating 8.3 million square feet (“Fund Portfolio”) from the Company and a joint venture of the Company for approximately $1.5 billion. The Fund Portfolio is composed of 54 assets acquired by the Company through its acquisition of IRRETI, seven assets formerly held in a joint venture with Kuwait Financial Centre (“DDR Markaz LLC Joint Venture”), in which the Company had a 20% ownership interest, and two assets from the Company’s wholly-owned portfolio. The Company recognized a gain of approximately $9.6 million, net of its 20% retained interest, from the sale of the two wholly-owned assets, which is included in gain on disposition of real estate in the Company’s statements of operations. In conjunction with the sale of assets to the Fund and identification of the equity partners, the Company paid a $7.8 million fee to a third party consulting firm and recognized this amount as a reduction to gain on disposition of real estate. The DDR Markaz LLC Joint Venture recorded a gain of approximately $89.9 million. The Company’s proportionate share of approximately $18.0 million of the joint venture gain was deferred, as the Company retained an effective 20% ownership interest in these assets. The Company has been engaged by the Fund to perform day-to-day operations of the properties and receives ongoing fees for asset management and property management, leasing, construction management and ancillary income in addition to a promoted interest. In addition, upon the sale of the assets from the DDR Markaz LLC Joint Venture to the Fund, the Company recognized promoted income of approximately $13.6 million, which is included in equity in net income of joint ventures and FFO.

Dividend Capital Total Realty Trust Joint Venture

In May 2007, the Company formed a $161.5 million joint venture (“Dividend Capital Total Realty Trust Joint Venture”). The Company contributed three recently developed assets aggregating 0.7 million of Company-owned square feet, to the joint venture and retained an effective ownership interest of 10%. The Company recorded an after-tax merchant building gain, net of its retained interest, of approximately $45.7 million, which is included in gain on disposition of real estate and FFO. The Company receives ongoing asset management and property management fees, plus fees on leasing and ancillary income, in addition to a promoted interest.

ECE Projektmanagement Joint Venture

In May 2007, ECE Projektmanagement G.m.b.H & Co. KG (“ECE”), a fully integrated international developer and manager of shopping centers based in Hamburg, Germany, and the Company formed a new joint venture (“ECE Joint Venture”) to fund investments in retail developments located in western Russia and Ukraine. The joint venture is owned 75% by the Company and 25% by ECE. This joint venture is consolidated by the Company.

DDR Macquarie Fund LLC

In 2003, the Company entered into a joint venture with Macquarie DDR Trust (“MDT”), an Australian Based Listed Property Trust sponsored by Macquarie Bank Limited (ASX: MBL), an international investment bank, advisor and manager of specialized real estate funds, focusing on acquiring ownership interests in institutional-quality community center properties in the United States (“DDR Macquarie Fund LLC”). The Company has been engaged to provide day-to-day operations of the properties and receives fees at prevailing rates for property management, leasing, construction management, acquisitions, due diligence, dispositions (including outparcel dispositions) and financing. Through this joint venture, the Company and MBL will also receive base asset management fees and incentive fees based on the performance of MDT.

During August and September 2007, the Company contributed three shopping center properties, aggregating 0.5 million square feet, to DDR Macquarie Fund LLC. The aggregate purchase price for the properties was $49.8 million. The assets were recently acquired by the Company as part of its acquisition of IRRETI, and as a result, the Company did not record a gain on the transaction.

At December 31, 2007, MDT owns an approximate 83% interest, the Company owns an effective 14.5% ownership interest, and MBL effectively owns the remaining 2.5% in the portfolio of assets. At December 31, 2007, DDR Macquarie Fund LLC owned 51 operating shopping center properties. MDT is governed by a board of directors that includes three members selected by DDR, three members selected by MBL and three independent members.

Acquisitions

In 2007, the Company acquired the following shopping center assets:

		Gross
	Company-Owned	Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

IRRETI merger (see 2007 Strategic Real Estate Transactions)	17,273	$3,054.4
Coventry I (1)	—	13.8
San Antonio, Texas (2)	207	16.9

	17,480	$3,085.1

(1)	Reflects the Company’s purchase price associated with the acquisition of its partner’s approximate 25% ownership interest.

(2)	The Company purchased a 50% equity interest through its investment in this joint venture. This asset is consolidated into the Company in accordance with FIN 46.

In 2007, the Company’s unconsolidated joint ventures acquired the following shopping center properties, excluding those assets purchased from the Company or its unconsolidated joint ventures:

		Gross
	Company-Owned	Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

DDR — SAU Retail Fund LLC (1)	2,277	$30.4
DDRTC Core Retail Fund LLC (2)	15,638	2,998.6
Homestead, Pennsylvania (3)	99	5.4
Lyndhurst, New Jersey (4)	78	20.9
Sao Bernardo Do Campo, Brazil (5)	—	24.6

	18,092	$3,079.9

(1)	The Company acquired a 20% equity interest in this joint venture, consisting of 28 properties in nine states. The Company’s equity interest in these properties was acquired as part of the IRRETI merger (see 2007 Strategic Real Estate Transactions).

(2)	The Company purchased a 15% equity interest in this joint venture, consisting of 66 properties in 14 states. This investment was acquired as part of the IRRETI merger (see 2007 Strategic Real Estate Transactions).

(3)	The DDRTC Core Retail Fund LLC joint venture acquired one shopping center asset.

(4)	The DDR — SAU Retail Fund LLC joint venture acquired one shopping center asset.

(5)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 73% ownership interest.

Development (Wholly-Owned and Consolidated Joint Ventures)

The Company currently has the following shopping center projects under construction:

		Expected
	Owned	Net Cost
Location	GLA	(Millions)	Description

Ukiah (Mendocino), California **	409,900	$101.4	Community Center
Miami (Homestead), Florida	275,839	74.9	Community Center
Miami, Florida	400,685	142.6	Mixed Use
Tampa (Brandon), Florida	241,700	55.5	Community Center
Tampa (Wesley Chapel), Florida	73,360	13.7	Community Center
Boise (Nampa), Idaho	450,855	123.1	Community Center
Boston, Massachusetts (Seabrook, New Hampshire)	210,180	50.1	Community Center
Elmira (Horseheads), New York	350,987	53.0	Community Center
Raleigh (Apex), North Carolina (Promenade)	81,780	17.9	Community Center
Raleigh (Apex), North Carolina (Beaver Creek Crossing, Phase II)	162,270	50.8	Community Center
Austin (Kyle), Texas **	325,005	60.0	Community Center

Total	2,982,561	$743.0

**	Consolidated 50% Joint Venture

The wholly-owned and consolidated development estimated funding schedule as of December 31, 2007, is as follows (in millions):

Funded as of December 31, 2007	$538.4
Projected net funding during 2008	128.7
Projected net funding thereafter	227.1

Total	$894.2

Development (Unconsolidated Joint Ventures)

The Company’s unconsolidated joint ventures have the following shopping center projects under construction. At December 31, 2007, $236.0 million of costs had been incurred in relation to these development projects.

		DDR’s
	Joint	Effective		Expected
	Venture	Ownership	Owned	Net Cost
Location	Partner	Percentage	GLA	(Millions)	Description

Kansas City (Merriam), Kansas	Coventry II	20.0%	202,116	$46.8	Community Center
Detroit (Bloomfield Hills), Michigan	Coventry II	10.0%	882,197	192.5	Lifestyle Center
Dallas (Allen), Texas	Coventry II	10.0%	797,665	171.2	Lifestyle Center
Manaus, Brazil	Sonae Sierra	47.4%	477,630	82.6	Enclosed Mall

Total			2,359,608	$493.1

The unconsolidated joint venture development estimated funding schedule as of December 31, 2007, is as follows (in millions):

			Anticipated
	DDR’s	JV Partners’	Proceeds from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total

Funded as of December 31, 2007	$33.0	$91.5	$111.5	$236.0
Projected net funding during 2008	25.8	42.9	125.9	194.6
Projected net funding thereafter	3.9	4.1	54.5	62.5

Total	$62.7	$138.5	$291.9	$493.1

Redevelopments and Expansions (Wholly-Owned and Consolidated Joint Ventures)

The Company is currently expanding/redeveloping the following shopping centers at a projected aggregate gross cost of approximately $152.5 million. At December 31, 2007, approximately $89.0 million of costs had been incurred in relation to these projects.

Property	Description

Miami (Plantation), Florida	Redevelop shopping center to include Kohl’s and additional junior tenants
Chesterfield, Michigan	Construct 25,400 sf of small shop space and retail space
Olean, New York	Wal-Mart expansion and tenant relocation
Fayetteville, North Carolina	Redevelop 18,000 sf of small shop space and construct an outparcel building
Akron (Stow), Ohio	Redevelop former K-Mart space and develop new outparcels
Dayton (Huber Heights), Ohio	Construct 45,000 sf of junior tenants

Redevelopments and Expansions (Unconsolidated Joint Ventures)

The Company’s unconsolidated joint ventures are currently expanding/redeveloping the following shopping centers at a projected net cost of $461.6 million, which includes certain initial acquisition costs. At December 31, 2007, approximately $391.2 million of costs had been incurred in relation to these projects.

		DDR’s
	Joint	Effective
	Venture	Ownership
Property	Partner	Percentage	Description

Buena Park, California	Coventry II	20.0%	Large-scale redevelopment of enclosed mall to open-air format
Los Angeles (Lancaster), California	Prudential Real Estate Investors	21.0%	Relocate Wal-Mart and redevelop former Wal-Mart space
Chicago (Deer Park), Illinois	Prudential Real Estate Investors	25.75%	Re-tenant former retail shop space with junior tenants and construct 13,500 sf multi-tenant outparcel building
Benton Harbor, Michigan	Coventry II	20.0%	Construct 89,000 sf of anchor space and retail shops
Kansas City, Missouri	Coventry II	20.0%	Relocate retail shops and re-tenant former retail shop space
Cincinnati, Ohio	Coventry II/Thor Equities	18.0%	Redevelop former JCPenney space

Dispositions

In 2007, the Company sold the following properties:

	Company-Owned
	Square Feet	Sales Price	Net Gain
Location	(Thousands)	(Millions)	(Millions)

Core Portfolio Properties (1)	6,301	$589.4	$12.3
Transfer to Joint Venture Interests
DDR Domestic Retail Fund I (2)	8,342	1,201.3	1.8
Dividend Capital Total Realty Trust Joint Venture (3)	682	161.5	50.3
DDR Macquarie Fund LLC (4)	515	49.8	—

	15,840	$2,002.0	$64.4

(1)	The Company sold 67 shopping center properties in various states.

(2)	The Company contributed 54 assets acquired through the acquisition of IRRETI and two assets from the Company’s wholly-owned portfolio to the joint venture. The Company retained a 20% effective interest in these assets. The amount includes 100% of the selling price; the Company eliminated the portion of the gain associated with its 20% ownership interest (see 2007 Strategic Real Estate Transactions).

(3)	The Company contributed three wholly-owned assets to the joint venture. The Company retained an effective 10% ownership interest in these assets. The amount includes 100% of the selling price; the Company eliminated the portion of the gain associated with its 10% ownership interest (see 2007 Strategic Real Estate Transactions).

(4)	The Company contributed three wholly-owned assets to the joint venture. The Company retained an effective 14.5% ownership interest in these assets. The amount includes 100% of the selling price. The Company did not record a gain on the contribution of these assets, as they had been recently acquired through the merger with IRRETI.

In 2007, the Company’s joint ventures sold the following properties excluding those purchased by other joint ventures:

				Company’s
	Company’s			Proportionate
	Effective	Company-Owned		Share of
	Ownership	Square Feet	Sales Price	Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

Overland Park, Kansas	25.50%	61.0	$8.2	$0.3
Service Merchandise (6 sites)	20.00%	356.4	27.2	1.3

		417.4	$35.4	$1.6

In addition to the gains reflected above, in 2007 the Company received $13.6 million of promoted income relating to the sale of assets from DDR Markaz LLC to DDR Domestic Retail Fund I, which is included in the Company’s proportionate share of net income.

2006 Activity

Strategic Real Estate Transactions

Sonae Sierra Brazil BV Sarl

In October 2006, the Company acquired a 50% joint venture interest in Sonae Sierra Brazil BV Sarl, a fully integrated retail real estate company based in Sao Paulo, Brazil, for approximately $147.5 million. The Company’s partner in Sonae Sierra Brazil BV Sarl is Sonae Sierra, an international owner, developer and manager of shopping centers based in Portugal. Sonae Sierra Brazil BV Sarl is the managing partner of a partnership that owns direct and indirect interests in nine retail assets aggregating 3.6 million square feet and a property management company in Sao Paulo, Brazil, that oversees the leasing and management operations of the portfolio and the development of new shopping centers. Sonae Sierra Brazil BV Sarl owned approximately 95% of the partnership and Enplanta Engenharia, a third party, owns approximately 5%.

DDR MDT PS LLC

During June 2006, the Company sold six properties, aggregating 0.8 million owned square feet, to a newly formed joint venture (“DDR MDT PS LLC”) with MDT, an Australian-based Listed Property Trust, for approximately $122.7 million and recognized gains totaling approximately $38.9 million, of which $32.8 million represented merchant building gains from recently developed shopping centers.

The Company has been engaged to perform all day-to-day operations of the properties and earns and/or may be entitled to receive ongoing fees for property management, leasing and construction management, in addition to a promoted interest, along with other periodic fees such as financing fees.

DDR Macquarie Fund LLC

In 2006, the Company sold four additional expansion areas in McDonough, Georgia; Coon Rapids, Minnesota; Birmingham, Alabama and Monaca, Pennsylvania to DDR Macquarie Fund LLC for approximately $24.7 million. These expansion areas are adjacent to shopping centers currently owned by the joint venture. The Company recognized an aggregate merchant build gain of $9.2 million and deferred gains of approximately $1.6 million relating to the Company’s effective 14.5% ownership interest in the venture.

Coventry II Fund

In 2003, the Coventry II Fund was formed with several institutional investors and Coventry Real Estate Advisors (“CREA”) as the investment manager (“Coventry II Fund”). Neither the Company nor any of its officers owns a common equity interest in the Coventry II Fund or has any incentive compensation tied to this fund. The Coventry II Fund’s strategy is to invest in a variety of retail properties that present opportunities for value creation, such as re-tenanting, market repositioning, redevelopment or expansion. The Coventry II Fund and the Company, through a joint venture, acquired 11 value-added retail properties and sites formerly occupied by Service Merchandise in the United States. The Company will not acquire additional assets through the Coventry II Fund, but will continue to advance funds associated with those projects undergoing development or redevelopment activities.

The Company co-invested 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company will earn fees for property management, leasing and construction management. The Company also will earn a promoted interest, along with CREA, above a preferred return after return of capital to fund investors.

Service Merchandise Joint Venture

In March 2002, the Company entered into a joint venture with Lubert-Adler Real Estate Funds and Klaff Realty, L.P. that was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation. The Company had an approximate 25% interest in the joint venture.

In August 2006, the Company purchased its then partners’ approximate 75% interest in the remaining 52 assets formerly occupied by Service Merchandise owned by the KLA/SM Joint Venture at a gross purchase price of approximately $138 million relating to the partners’ ownership, based on a total valuation of approximately $185 million for all remaining assets, including outstanding indebtedness. In September 2006, the Company sold 51 of the assets formerly occupied by Service Merchandise to the Coventry II Fund, as discussed above. The Company retained a 20% interest in the joint venture. The Company recorded a gain of approximately $6.1 million, of which $3.2 million is included in FFO.

Acquisitions

In 2006, the Company acquired the following shopping center assets:

	Company-	Gross
	Owned	Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

Phoenix, Arizona (1)	197	$15.6
Pasadena, California (2)	557	55.9
Valencia, California (3)	76	12.4
Salisbury, Maryland (1)	126	1.5
Apex, North Carolina (4)	324	4.4
San Antonio, Texas (5)	Under Development	22.4

	1,280	$112.2

(1)	Reflects the Company’s purchase price, net of debt assumed, associated with the acquisition of its partner’s 50% ownership interest.

(2)	Reflects the Company’s purchase price, net of prepayment of debt, associated with the acquisition of its partner’s 75% ownership interest.

(3)	Mervyns asset structured as a financing lease.

(4)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 80% and 20% ownership interests in two separate phases, respectively.

(5)	Reflects the Company’s purchase price associated with the acquisition of its partner’s 50% ownership interest.

In 2006, the Company’s joint ventures acquired the following shopping center properties, not including those assets purchased from the Company or its joint ventures:

	Company-	Gross
	Owned	Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

San Diego, California (1)	74	$11.0
Orland Park, Illinois (2)	58	12.2
Benton Harbor, Michigan (3)	223	27.1
Bloomfield Hills, Michigan (2)	Under Development	68.4
Cincinnati, Ohio (4)	668	194.4
Allen, Texas (2)	Under Development	10.9
Sonae Sierra Brazil BV Sarl (5)	3,469	180.3

	4,492	$504.3

(1)	The Company purchased a 50% equity interest through its investment in the Mervyns Joint Venture.

(2)	The Company purchased a 10% equity interest through its investment in the Coventry II Fund.

(3)	The Company purchased a 20% equity interest through its investment in the Coventry II Fund. There is approximately 100,000 sq. ft. under redevelopment.

(4)	The Company purchased an 18% equity interest through its investment in the Coventry II Fund. There is approximately 160,000 sq. ft. under redevelopment.

(5)	The Company purchased an initial 50% interest in an entity which owned a 93% interest in nine properties located in Sao Paulo, Brazil.

Development, Redevelopments & Expansions

As of December 31, 2006, the Company had substantially completed the construction of the Freehold, New Jersey; Apex, North Carolina (Beaver Creek Crossings — Phase I) and Pittsburgh, Pennsylvania, shopping centers, at an aggregate gross cost of $156.7 million.

During the year ended December 31, 2006, the Company completed eight expansions and redevelopment projects located in Birmingham, Alabama; Lakeland, Florida; Ocala, Florida; Stockbridge, Georgia; Rome, New York; Mooresville, North Carolina; Bayamon, Puerto Rico (Rio Hondo) and Ft. Union, Utah, at an aggregate gross cost of $73.4 million.

Dispositions

In 2006, the Company sold the following properties:

	Company-Owned
	Square Feet	Sales Price	Net Gain
Location	(Thousands)	(Millions)	(Millions)

Core Portfolio Properties (1)	822	$54.8	$11.1
Transfer to Joint Venture Interests
DDR Macquarie Fund LLC (2)	1,024	24.7	9.2
DDR MDT PS LLC (3)	644	122.7	38.9

	2,490	$202.2	$59.2

(1)	The Company sold six shopping center properties located in three states.

(2)	The Company contributed four newly developed expansion areas adjacent to shopping centers currently owned by DDR Macquarie Fund LLC. The Company retained a 14.5% effective interest in these assets. The amount includes 100% of the selling price; the Company eliminated the portion of the gain associated with its 14.5% ownership interest (see 2006 Strategic Real Estate Transactions).

(3)	The Company contributed six wholly-owned assets to the joint venture. The Company did not retain an ownership interest in the joint venture, but maintained a promoted interest. The amount includes 100% of the selling price (see 2006 Strategic Real Estate Transactions).

In 2006, the Company’s joint ventures sold the following shopping center properties, excluding the properties purchased by the Company as described above:

				Company’s
	Company’s			Proportionate
	Effective	Company-Owned		Share of
	Ownership	Square Feet	Sales Price	Gain (loss)
Location	Percentage	(Thousands)	(Millions)	(Millions)

Olathe, Kansas; Shawnee, Kansas and Kansas City, Missouri	25.50%	432	$20.0	$(0.5)
Fort Worth, Texas	50.00%	235	22.0	0.2
Everett, Washington	20.75%	41	8.1	1.2
Kildeer, Illinois	10.00%	162	47.3	7.3	(1)
Service Merchandise Site	24.63%	52	3.2	—
Service Merchandise Site	20.00%	—	1.4	—

		922	$102.0	$8.2

(1)	Includes promoted income.

2005 Activity

Strategic Real Estate Transactions

Caribbean Properties Group (CPG)

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

Mervyns Joint Venture

In 2005, the Company formed the Mervyns Joint Venture, a consolidated joint venture, with MDT, owned approximately 50% by the Company and 50% by MDT, that acquired the underlying real estate of 36 operating Mervyns stores for approximately $396.2 million. The Company is responsible for the day-to-day management of the assets and receives fees for property management.

During 2005, the Company received approximately $2.5 million of acquisition and financing fees in connection with the acquisition of the Mervyns assets. Pursuant to FIN 46(R), the Company is required to consolidate the Mervyns Joint Venture and, therefore, the $2.5 million of fees has been eliminated in consolidation and reflected as an adjustment in basis and was not reflected in net income.

The Company also purchased an additional Mervyns site at one of the Company’s wholly-owned shopping centers in Salt Lake City, Utah, for $14.4 million.

DDR Macquarie Fund LLC

DDR Macquarie Fund LLC purchased 12 properties from DDR in 2005 with an aggregate purchase price of approximately $348.0 million. DDR recognized gains of approximately $81.2 million and deferred gains of approximately $13.8 million relating to the Company’s effective 14.5% ownership interest in the venture.

Disposition of Office and Industrial Assets

In September 2005, the Company sold 25 office and industrial buildings acquired through the merger with American Industrial Properties, aggregating approximately 3.2 million square feet, for approximately $177.0 million that included a contingent purchase price of approximately $7.0 million in subordinated equity, based on the portfolio’s subsequent performance, including proceeds from a potential disposition. The Company recorded a gain of approximately $5.3 million that does not include any contingent purchase price. The Company has included the historical operations and disposition of these real estate assets as discontinued operations in its consolidated statements of operations, as the contingent consideration that may be received from the subordinated equity is not a direct cash flow of the properties pursuant to the terms of the transaction.

Acquisitions

In 2005, the Company acquired the following shopping center assets:

	Company-Owned	Gross Purchase
	Square Feet	Price
Location	(Thousands)	(Millions)

CPG (see 2005 Strategic Real Estate Transactions)	3,967	$1,173.8
Mervyns (see 2005 Strategic Real Estate Transactions) (1)	2,823	410.6
Columbus, Ohio (2)	162	3.2

	6,952	$1,587.6

(1)	Includes 36 assets consolidated by the Company and one wholly-owned asset of the Company.

(2)	Reflects the Company’s purchase price, associated with the acquisition of its partner’s 20% ownership interest.

In 2005, Coventry II Fund, in which the Company has a 20% equity interest, purchased land for the development of a shopping center in Merriam, Kansas, for approximately $15.7 million.

Development, Redevelopments & Expansions

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

Dispositions

In 2005, the Company sold the following properties:

	Company-Owned
	Square Feet	Sales Price	Net Gain
Location	(Thousands)	(Millions)	(Millions)

Shopping Center Properties
Core Portfolio Properties (1)	637	$35.7	$10.7
Transfer to Joint Venture Interests
DDR Macquarie Fund LLC (2)	2,097	348.0	81.2
Business Center Properties (3)	3,183	177.0	5.3

	5,917	$560.7	$97.2

(1)	The Company sold ten shopping center properties located in six states. One of the properties sold, Grand Forks, North Dakota, represented the disposition of an asset through the merchant building program.

(2)	The Company transferred 12 wholly-owned assets of the Company to the joint venture. The Company retained an effective 14.5% equity ownership interest in the joint venture. The amount includes 100% of the selling price; the Company eliminated the portion of the gain associated with its 14.5% ownership interest (see 2005 Strategic Real Estate Transactions).

(3)	Represents the disposition of 25 assets (see 2005 Strategic Real Estate Transactions).

In 2005, the Company’s joint ventures sold the following shopping center properties, excluding the one property purchased by the Company as described above:

	Company’s			Company’s
	Effective	Company-Owned		Proportionate
	Ownership	Square Feet	Sale Price	Share of Gain
Location	Percentage	(Thousands)	(Millions)	(Millions)

City of Industry, California (1); Richmond, California and San Ysidro, California	20.75%	416	$73.3	$6.7
Long Beach, California (1)	25.50%	343	75.6	4.4
Service Merchandise (8 sites)	24.63%	409	19.4	1.9

		1,168	$168.3	$13.0

(1)	The joint venture sold the remaining portion of the shopping center.

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

The unconsolidated joint ventures that have total assets greater than $250 million are as follows:

	Effective		Company-Owned
Unconsolidated	Ownership		Square Feet	Total Debt
Real Estate Ventures	Percentage (1)	Assets Owned	(Thousands)	(Millions)

Sonae Sierra Brazil BV Sarl	47.4%	Nine shopping centers, one shopping center under development and a management company in Brazil	3,483	$—
DDR Domestic Retail Fund I	20.0	63 shopping center assets in several states	8,342	968.5
DDR — SAU Retail Fund LLC	20.0	29 shopping center assets in several states	2,355	226.2
DDRTC Core Retail Fund LLC	15.0	66 assets in several states	15,737	1,773.1
DDR Macquarie Fund LLC	14.5	51 shopping centers in several states	12,171	1,112.0
TRT DDR Venture I GP	10.0	Three shopping centers in several states	682	110.0

(1)	Ownership may be held through different investment structures. Percentage ownerships are subject to change as certain investments contain promoted structures.

In connection with the development of shopping centers owned by certain affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $38.9 million at December 31, 2007. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans.

The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $3.5 million at December 31, 2007, for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owed to DDR. The Company guaranteed base rental income from one to three years at certain centers held through Service Holdings LLC, aggregating $2.8 million at December 31, 2007. The Company has not recorded a liability for the guarantee, as the subtenants of Service Holdings LLC affiliates are paying rent as due. The Company has recourse against the other parties in the joint venture for their pro rata share of any liability under this guarantee.

As a result of the IRRETI merger, the Company assumed certain environmental and non-recourse obligations of DDR — SAU Retail Fund LLC pursuant to eight guaranty and environmental indemnity agreements. The Company’s guaranty is capped at $43.1 million in the aggregate except for certain events, such as fraud, intentional misrepresentation or misappropriation of funds.

The Company is involved with overseeing the development activities for several of its joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.

The Company’s joint ventures have aggregate outstanding indebtedness to third parties of approximately $5.6 billion and $2.5 billion at December 31, 2007 and 2006, respectively (see Item 7A. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners. Certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s joint ventures, the Company agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $71.3 million at December 31, 2007. The Company and its joint venture partner provided a $33.0 million payment and performance guaranty on behalf of the Mervyns Joint Venture to the joint venture’s lender in certain events such as the bankruptcy of Mervyns. The Company’s maximum obligation is equal to its approximate 50% ownership percentage, or $16.5 million.

In 2006 and 2007, the Company entered into separate joint ventures that own real estate assets in Brazil, Canada and Russia. Although in certain circumstances the Company has obtained funding in the entities’ functional currencies, the Company has generally chosen not to mitigate any of the residual foreign currency risk through the use of hedging instruments. The Company will continue to monitor and evaluate this risk and may enter into hedging agreements at a later date.

FINANCING ACTIVITIES

The Company has historically accessed capital sources through both the public and private markets. The Company’s acquisitions, developments, redevelopments and expansions are generally financed through cash provided from operating activities, revolving credit facilities, mortgages assumed, construction loans, secured debt, unsecured public debt, common and preferred equity offerings, joint venture capital, preferred OP Units and asset sales. Total debt outstanding at December 31, 2007, was approximately $5.6 billion, as compared to approximately $4.2 billion and $3.9 billion at December 31, 2006 and 2005, respectively.

The volatility in the debt markets during the last several months has caused borrowing spreads over treasury rates to reach higher levels than previously experienced. This uncertainty re-emphasizes the need to access diverse sources of capital, maintain liquidity and stage debt maturities carefully. Most significantly, it underscores the importance of a conservative balance sheet that provides flexibility in accessing capital and enhances the Company’s ability to manage assets with limited restrictions. A conservative balance sheet should allow DDR to be opportunistic in its investment strategy and in accessing the most efficient and lowest cost of financing available.

Financings through the issuance of common shares, preferred shares, construction loans, medium term notes, convertible notes, term loans and preferred OP Units (units issued by the Company’s partnerships) aggregated $6.5 billion during the three years ended December 31, 2007, and is summarized as follows (in millions):

	2007		2006		2005

Equity:
Common shares	$1,140.8	(1)	$—		$—
Preferred OP Units	484.2	(2)	—		—

Total equity	1,625.0		—		—
Debt:
Construction	104.3		11.1		14.6
Permanent financing	30.0		—		327.1
Mortgage debt assumed	446.5		132.3		661.5
Medium term notes	—		—		750.0	(7)
Convertible notes	600.0	(3)	250.0	(6)	—
Unsecured term loan	750.0	(4)	—		—
Secured term loan	400.0	(5)	180.0	(5)	220.0	(5)

Total debt	2,330.8		573.4		1,973.2

	$3,955.8		$573.4		$1,973.2

(1)	Approximately 5.7 million shares, aggregating approximately $394.2 million, were issued to IRRETI shareholders in February 2007. The Company issued 11.6 million common shares in February 2007 for approximately $746.6 million upon the settlement of the forward sale agreements entered into in December 2006.

(2)	Issuance of 20 million preferred OP Units with a liquidation preference of $25 per unit, aggregating $500 million of the net assets of the Company’s consolidated subsidiary in February 2007. In accordance with the terms of the agreement, the preferred OP Units were redeemed at 97.0% of par in June 2007.

(3)	Issuance of 3.00% convertible senior unsecured notes due 2012. The notes have an initial conversion rate of approximately 13.3783 common shares per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $74.75 per common share and a conversion premium of approximately 20.0% based on the last reported sale price of $62.29 per common share on March 7, 2007. The initial conversion rate is subject to adjustment under certain circumstances. Upon closing of the sale of the notes, the Company repurchased $117.0 million of its common shares. In connection with the offering, the Company entered into an option agreement, settled in the Company’s common shares, with an investment bank that had the economic impact of effectively increasing the initial conversion price of the notes to $87.21 per common share, which represents a 40% premium based on the March 7, 2007, closing price of $62.29 per common share. The cost of this arrangement was approximately $32.6 million and has been recorded as an equity transaction in the Company’s consolidated balance sheet.

(4)	This facility bore interest at LIBOR plus 0.75% and was repaid in June 2007.

(5)	This facility bears interest at LIBOR plus 0.70% and matures in February 2011. This facility allows for a one-year extension option.

(6)	Issuance of 3.50% convertible senior unsecured notes due 2011. The notes have an initial conversion rate of approximately 15.3589 common shares per $1,000 principal amount of the notes, which represents an initial conversion price of approximately $65.11 per common share and a conversion premium of approximately 22.5% based on the last reported sale price of $53.15 per common share on August 22, 2006. The initial conversion rate is subject to adjustment under certain circumstances. Upon closing of the sale of the notes, the Company repurchased $48.3 million of its common shares. In connection with the offering, the Company entered into an option arrangement, settled in the Company’s common shares, with an investment bank that had the economic impact of effectively increasing the initial conversion price of the notes to $74.41 per common share, which represents a 40.0% premium based on the August 22, 2006, closing price of $53.15 per common share. The cost of this arrangement was approximately $10.3 million and has been recorded as an equity transaction in the Company’s consolidated balance sheet.

(7)	Includes $200 million of five-year senior unsecured notes and $200 million of ten-year senior unsecured notes. The five-year notes have an interest coupon rate of 5.0%, are due on May 3, 2010, and were offered at 99.806% of par. The ten-year notes have an interest coupon rate of 5.5%, are due on May 1, 2015, and were offered at 99.642% of par. Also includes $350 million of seven-year senior unsecured notes. The seven-year notes have an interest coupon rate of 5.375%, are due on October 15, 2012, and were offered at 99.52% of par.

CAPITALIZATION

At December 31, 2007, the Company’s capitalization consisted of $5.6 billion of debt, $555 million of preferred shares and $4.6 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by $38.29, the closing price of the common shares on the New York Stock Exchange at December 31, 2007), resulting in a debt to total market capitalization ratio of 0.52 to 1.0, as compared to the ratios of 0.36 to 1.0 and 0.40 to 1.0, at December 31, 2006 and 2005, respectively. The closing price of the common shares on the New York Stock Exchange was $62.95 and $47.02 at December 31, 2006 and 2005, respectively. At December 31, 2007, the Company’s total debt consisted of $4.5 billion of fixed-rate debt and $1.1 billion of variable-rate debt, including $600 million of variable-rate debt that had been effectively swapped to a fixed rate through the use of interest rate derivative contracts. At December 31, 2006, the Company’s total debt consisted of $3.8 billion of fixed-rate debt and $0.4 billion of variable-rate debt, including $60 million of fixed-rate debt that was effectively swapped to a variable rate and $500 million of variable-rate debt that had been effectively swapped to a fixed rate.

It is management’s strategy to have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional equity offerings, debt financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investors Service and Standard and Poor’s. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.

The Company’s credit facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. Although the Company intends to operate in compliance with these covenants, if the Company were to violate those covenants, the Company may be subject to higher finance costs and fees or accelerated maturity. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on the Company’s financial condition and results of operations.

As of December 31, 2007, the Company had $0.6 billion available under its $1.325 billion revolving credit facilities and cash of $49.5 million. As of December 31, 2007, the Company also had 293 unencumbered operating properties generating $490.7 million, or 50.4% of the total revenue of the Company for the year ended December 31, 2007, thereby providing a potential collateral base for future borrowings, subject to consideration of the financial covenants on unsecured borrowings.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company has debt obligations relating to its revolving credit facilities, term loan, fixed-rate senior notes and mortgages payable with maturities ranging from 1 to 25 years. In addition, the Company has capital and non-cancelable operating leases, principally for office space and ground leases.

These obligations are summarized as follows for the subsequent five years ending December 31 (in thousands):

		Operating	Capital
Year	Debt	Leases	Leases

2008	$389,643	$5,446	$315
2009	426,091	5,179	315
2010	1,592,060	4,697	315
2011	1,502,282	4,602	315
2012	1,064,800	4,133	350
Thereafter	616,138	149,378	11,933

	$5,591,014	$173,435	$13,543

In 2008, debt maturities are anticipated to be repaid through several sources. The $256.9 million in mortgage loans is expected to be refinanced or paid from operating cash flow and asset dispositions. Construction loans of $32.7 million are anticipated to be refinanced or extended on similar terms. The unsecured notes aggregating $100.0 million were repaid in January 2008 through borrowings on the Company’s revolving credit facilities. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated (see Liquidity and Capital Resources).

In 2009, the Company has mortgage and unsecured obligations of $151.3 million and $274.8 million, respectively, that are anticipated to be refinanced or paid from operating cash flow, asset dispositions and/or other unsecured debt or equity financings or refinanced or extended on similar terms. These obligations generally have monthly payments of principal and/or interest over the term of the obligation. The interest payable over the term of the revolving credit facilities and construction loans is determined based on the amount outstanding. The Company continually changes its asset base and borrowing base, so that the amount of interest payable on the mortgages over their terms cannot be easily determined and is therefore excluded from the table above.

At December 31, 2007, the Company had letters of credit outstanding of approximately $76.3 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $60.5 million with general contractors for its wholly-owned properties at December 31, 2007. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.

In connection with the transfer of one of the properties to DDR Macquarie Fund LLC, the Company deferred the recognition of approximately $2.6 million at December 31, 2007, of the gain on disposition of real estate related to a shortfall agreement guarantee maintained by the Company. DDR Macquarie Fund LLC is obligated to fund any shortfall amount caused by the failure of the landlord or tenant to pay taxes on the shopping center when due and payable. The Company is obligated to pay any shortfall to the extent that it is not caused by the failure of the landlord or tenant to pay taxes on the shopping center when due and payable. No shortfall payments have been made on this property since the completion of construction in 1997.

The Company entered into master lease agreements from 2004 through 2007 in connection with the transfer of properties to certain joint ventures that are recorded as a liability and reduction of its related gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At December 31, 2007, the Company’s master lease obligations, included in accounts payable and other expenses, in the following amounts, were incurred with the properties transferred to the following joint ventures (in millions):

DDR Macquarie Fund LLC	$0.1
DDR Markaz II	0.2
DDR MDT PS LLC	1.1
Dividend Capital Total Realty Trust Joint Venture	1.0

$2.4

Related to one of the Company’s developments in Long Beach, California, the Company guaranteed the payment of any special taxes levied on the property within the City of Long Beach Community Facilities District No. 6 and attributable to the payment of debt service on the bonds for periods prior to the completion of certain improvements related to this project. In addition, an affiliate of the Company has agreed to make an annual payment of approximately $0.6 million to defray a portion of the operating expenses of a parking garage through the earlier of October 2032 or the date when the city’s parking garage bonds are repaid. There are no assets held as collateral or liabilities recorded related to these obligations.

The Company has guaranteed certain special assessment and revenue bonds issued by the Midtown Miami Community Development District. The bond proceeds were used by the District to finance certain infrastructure and parking facility improvements. As of December 31, 2007, the remaining debt service obligation guaranteed by the Company was $11.7 million. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. There are no assets held as collateral or liabilities recorded related to these guarantees. To date, tax revenues have exceeded the debt service payments for both the Series A and Series B bonds.

Related to the development of a shopping center in San Antonio, Texas, the Company guaranteed the payment of certain road improvements expected to be funded by the City of San Antonio, Texas, of approximately $0.8 million. These road improvements were completed in 2008 and the payment guarantee was released. There are no assets held as collateral or liabilities recorded related to this guarantee.

The Company routinely enters into contracts for the maintenance of its properties, which typically can be cancelled upon 30-60 days notice without penalty. At December 31, 2007, the Company had purchase order obligations, typically payable within one year, aggregating approximately $3.4 million related to the maintenance of its properties and general and administrative expenses.

The Company has entered into employment contracts with certain executive officers. These contracts provide for base pay, bonuses based on the results of operations of the Company and personal performance, option and restricted stock grants and reimbursement of various expenses (health insurance, life insurance, automobile expenses, country club expenses and financial planning expenses). The Chairman and Chief Executive Officer’s contract contains a two-year “evergreen” term and can be terminated by giving notice one year prior to the commencement of a new two-year term. The contracts for the other officers contain a one-year “evergreen” term and are subject to cancellation without cause upon 90 days notice.

The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through December 31, 2007, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements.”

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

ECONOMIC CONDITIONS

Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have been experiencing varying degrees of economic growth. Adverse changes in general or local economic conditions could result in the inability of some tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more national tenants (Wal-Mart and Target), home improvement stores (Home Depot or Lowe’s Home Improvement) and two or more junior tenants (Bed Bath & Beyond, Kohl’s, Circuit City, T.J. Maxx or PetSmart), which generally offer day-to-day necessities, rather than high-priced luxury items. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

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

Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection, the Company believes that several of its major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s Home Improvement, T.J. Maxx and Bed Bath & Beyond, are financially secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in the current economic environment. Recent headlines describe the plight of subprime borrowers, the general troubles in the housing market and the potential for such problems to impact consumer spending. Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown consistently since World War II, including during several recessions and housing slowdowns. More specifically, in the past the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since the Company’s public offering in 1993. Also, average base rental rates have increased from $5.48 to $12.24 since 1993. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. While tenants may come and go over time, shopping centers that are well-located and actively managed are expected to perform well. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable with the position of its portfolio and the general diversity and credit quality of its tenant base.

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

NEW ACCOUNTING STANDARDS

New Accounting Standards Implemented

Accounting for Uncertainty in Income Taxes — FIN 48

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company does not have any material unrecognized tax benefits; therefore the adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

The Company’s policy is to recognize estimated interest and penalties related to unrecognized tax benefits as other income tax expense. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years (after 2003 for federal and state) based on an assessment of many factors, including past experience and interpretations of tax laws applied to the facts of each matter.

New Accounting Standards to Be Implemented

Fair Value Measurements — SFAS 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective in fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that this statement will have on its financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 — SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe the impact of this statement will have a material effect on its financial position and results of operations.

Business Combinations — FAS 141(R)

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”). The objective of this statement is to improve the relevance, representative faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest to the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently assessing the impact the adoption of SFAS No. 141 (R) would have on the Company’s financial position and results of operations.

Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 — FAS 160

In December 2007, the FASB issued Statement No. 160, Non-Controlling Interest in Consolidated Financial Statements an Amendment of ARB No 51 (“SFAS No. 160”). A non-controlling interest, sometimes called minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions, (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, the gain or loss on the deconsolidation of the subsidiary is measured using fair value of any non-controlling equity investments rather than the carrying amount of that retained investment and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact the adoption of SFAS No. 160 would have on the Company’s financial position and results of operations.

Accounting for Convertible Debt Instruments

In August 2007, the FASB staff issued a proposed FASB Staff Position (“FSP”) (APB 14-A) that would require the liability and equity components of convertible debt instrument that may be settled in cash upon conversion

(including partial cash settlement) to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The proposed FSP would require that the initial debt proceeds from the sale of the company’s convertible and exchangeable senior unsecured notes be allocated between a liability component and an equity component. The resulting debt discount would be amortized over the period the debt is expected to be outstanding as additional interest expense. The guidance in the proposed FSP is expected to be applied retrospectively to all periods presented and could result in additional annual interest expense recognized by the Company if finalized and adopted, as currently proposed. At the time of this filing, a final FSP had not been issued.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding joint venture debt, is summarized as follows:

	December 31, 2007				December 31, 2006
		Weighted	Weighted			Weighted	Weighted
		Average	Average			Average	Average
	Amount	Maturity	Interest	Percentage	Amount	Maturity	Interest	Percentage
	(Millions)	(Years)	Rate	of Total	(Millions)	(Years)	Rate	of Total

Fixed-Rate Debt (1)	$4,533.1	3.9	5.1%	81.1%	$3,799.0	4.8	5.6%	89.4%
Variable-Rate Debt (1)	$1,057.9	4.1	5.3%	18.9%	$449.8	1.9	6.2%	10.6%

(1)	Adjusted to reflect the $600 million and $500 million of variable-rate debt that LIBOR was swapped to a fixed-rate of 5.0% at December 31, 2007 and 2006, and $60 million of fixed-rate debt that was swapped to a variable rate of 5.2% at December 31, 2006.

The Company’s unconsolidated joint ventures’ fixed-rate indebtedness, including $557.3 million of variable-rate LIBOR that was swapped to a weighted average fixed rate of approximately 5.3%, at December 31, 2007 and 2006, is summarized as follows:

	December 31, 2007				December 31, 2006
	Joint		Weighted	Weighted	Joint		Weighted	Weighted
	Venture	Company’s	Average	Average	Venture	Company’s	Average	Average
	Debt	Proportionate	Maturity	Interest	Debt	Proportionate	Maturity	Interest
	(Millions)	Share	(Years)	Rate	(Millions)	Share	(Years)	Rate

Fixed-Rate Debt	$4,516.4	$860.5	5.9	5.3%	$1,745.0	$393.3	4.4	5.1%
Variable-Rate Debt	$1,035.4	$173.6	1.5	5.5%	$750.1	$132.3	1.4	6.5%

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

The interest rate risk on the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At December 31, 2007 and 2006, the interest rate on the Company’s $600 million and $500 million consolidated floating rate debt was swapped to fixed rates. At December 31, 2007 and 2006, the interest rate on the Company’s $557.3 million of joint venture floating rate debt (of which $80.8 million is the Company’s proportionate share) was swapped to fixed rates. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.

At December 31, 2006, the Company had a variable-rate interest rate swap that carried a notional amount of $60 million, a fair value that represented an asset of $0.1 million and converted fixed-rate debt to a variable rate of 7.2%.

In February 2007, a consolidated affiliate of the Company entered into approximately $600.0 million of forward starting interest rate swaps. These swaps were designated to hedge the forecasted issuance of fixed-rate mortgage debt. The treasury locks were terminated in connection with the formation and financing of DDR Domestic Retail Fund I in April 2007 when the rate was locked on debt that closed in June.

In November 2007, the Company entered into a treasury lock with a notional amount of $100 million. The treasury lock was executed to hedge the benchmark interest rate associated with forecasted interest payments associated with the anticipated issuance of fixed-rate borrowings, with a maximum term of five years. The treasury lock was designated and qualified as a cash flow hedge at December 31, 2007. The treasury lock had a negative fair value of $2.3 million at December 31, 2007, and is included within other liabilities in the consolidated balance sheet. All components of the treasury lock’s loss were included in the assessment of hedge effectiveness, and the amount of hedge ineffectiveness recorded for the year ended December 31, 2007, was not material. Upon commencement of the forecasted interest payments, which are expected to occur in the first quarter of 2008, the Company will reclassify its gain or loss on the effective portion of the treasury lock from accumulated other comprehensive income into earnings, based on the effective-yield method. The treasury lock has a strike price of 3.9%. The contract was unwound in February 2008.

The Company’s unconsolidated joint ventures have various interest rate swaps, which had an aggregate fair value that represented a net liability of $20.5 and $5.0 million, of which $3.0 million and $0.7 million were the Company’s proportionate share at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, these swaps carry notional amounts and effectively converted variable-rate LIBOR to fixed rates as follows:

December 31, 2007 and 2006
Notional Amount	Fixed-rate

$70.0	5.79%
$75.0	4.90%
$75.0	5.22%
$100.0	5.47%
$157.3	5.25%
$80.0	5.09%

One of the Company’s joint ventures, DDR Macquarie Fund LLC, entered into fixed-rate interest swaps that carry notional amounts of $79.1 million, of which the Company’s proportionate share was $11.5 million at December 31, 2007 and 2006. These swaps converted variable-rate LIBOR to a weighted average fixed rate of 4.6%. As the joint venture has not elected hedge accounting for this derivative, it is marked to market with the adjustments flowing through its income statement. The fair value adjustment at December 31, 2007 and 2006 was not significant. The fair value of the swaps referred to above was calculated based upon expected changes in future benchmark interest rates.

The fair value of the Company’s fixed-rate debt adjusted to: (i) include the $600 million and $500 million that was swapped to a fixed rate at December 31, 2007 and 2006, respectively; (ii) exclude the $60 million that was swapped to a variable rate at December 31, 2006; (iii) include the Company’s proportionate share of the joint venture fixed-rate debt and (iv) include the Company’s proportionate share of $80.8 million that was swapped to a fixed rate at December 31, 2007 and 2006, and an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows:

	December 31, 2007					December 31, 2006
				100 Basis					100 Basis
				Point					Point
				Decrease in					Decrease in
				Market					Market
	Carrying	Fair		Interest		Carrying	Fair		Interest
	Value	Value		Rates		Value	Value		Rates
	(Millions)	(Millions)		(Millions)		(Millions)	(Millions)		(Millions)

Company’s fixed-rate debt	$4,533.1	$4,421.0	(1)	$4,525.0	(2)	$3,799.0	$3,817.7	(1)	$3,946.0	(2)
Company’s proportionate share of joint venture fixed-rate debt	$860.5	$880.1	(3)	$927.0	(4)	$393.3	$391.0	(3)	$409.4	(4)

(1)	Includes the fair value of interest rate swaps, which was a liability of $17.8 million and $1.1 million at December 31, 2007 and 2006, respectively.

(2)	Includes the fair value of interest rate swaps, which was a liability of $32.0 million and $15.4 million at December 31, 2007 and 2006, respectively.

(3)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $3.0 million and $0.7 million at December 31, 2007 and 2006, respectively.

(4)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $7.5 million and $4.8 million at December 31, 2007 and 2006, respectively.

The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.

Further, a 100 basis point increase in short-term market interest rates at December 31, 2007 and 2006, would result in an increase in interest expense of approximately $10.6 million and $4.5 million, respectively, for the Company and $1.7 million and $1.3 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding, for the twelve-month periods. The estimated increase in interest expense for the year does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.

The Company also has made advances to several partnerships or other entities in the form of notes receivable that accrue interest at rates ranging from 10.5% to 12.0%. Maturity dates range from payment on demand to February 2008. The following table summarizes the aggregate notes receivable, the percentage at fixed rates with the remainder at variable rates and the effect of a 100 basis point decrease in market interest rates (in millions). The estimated increase in interest income does not give effect to possible changes in the daily outstanding balance of the variable-rate loan receivables.

	December 31,
	2007	2006

Total notes receivable	$16.9	$28.4
% Fixed rate-loans	29.4%	55.8%
Fair value of fixed-rate loans	$5.0	$16.5
Impact on fair value of 100 basis point decrease in market interest rates	$5.0	$17.2

The Company and its joint ventures intend to continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into swap positions based on market fluctuations. In addition, the Company believes that it has the ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining such protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2007, the Company had no other material exposure to market risk.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in a separate section at the end of this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective as of December 31, 2007, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of December 31, 2007, to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on those criteria, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

During the three-month period ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s Board of Directors has adopted the following corporate governance documents:

•	Corporate Governance Guidelines that guide the Board of Directors in the performance of its responsibilities to serve the best interests of the Company and its shareholders;

•	Written charters of the Audit Committee, Executive Compensation Committee and Nominating and Corporate Governance Committee;

•	Code of Ethics for Senior Financial Officers that applies to the chief executive officer, chief financial officer, chief accounting officer, controllers, treasurer and chief internal auditor, if any, of the Company and

•	Code of Business Conduct and Ethics that governs the actions and working relationships of the Company’s employees, officers and directors with current and potential customers, consumers, fellow employees, competitors, government and self-regulatory agencies, investors, the public, the media and anyone else with whom the Company has or may have contact.

Copies of the Company’s corporate governance documents are available on the Company’s website, www.ddr.com, under “Investor Relations — Corporate Governance” and will be provided, free of charge, to any shareholder who requests a copy by calling Michelle M. Dawson, Vice President of Investor Relations, at (216) 755-5500, or by writing to Developers Diversified Realty Corporation, Investor Relations at 3300 Enterprise Parkway, Beachwood, Ohio 44122.

Certain other information required by this Item 10 is incorporated by reference to the information under the headings “Proposal One: Election of Directors — Nominees for Director” and “— Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 13, 2008, and the information under the heading “Executive Officers” in Part I of this Annual Report on Form 10-K.

Item 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated herein by reference to the information under the headings “Proposal One: Election of Directors — Compensation of Directors” and “Executive Compensation” contained in the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 13, 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain information required by this Item 12 is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 13, 2008. The following table sets forth the number of securities issued and outstanding under the existing plans, as of December 31, 2007, as well as the weighted average exercise price of outstanding options.

EQUITY COMPENSATION PLAN INFORMATION

				Number of Securities
				Remaining Available for
	Number of Securities			Future Issuance Under
	to Be Issued upon		Weighted-Average	Equity Compensation
	Exercise of		Exercise Price of	Plans (excluding
	Outstanding Options,		Outstanding Options,	securities reflected
Plan category	Warrants and Rights		Warrants and Rights	in column (a))
	(a)		(b)	(c)

Equity compensation plans approved by security holders (1)	1,652,631	(2)	$44.00	1,723,369
Equity compensation plans not approved by security holders (3)	41,666		$18.41	N/A

Total	1,694,297		$43.37	1,723,369

(1)	Includes information related to the Company’s 1992 Employee’s Share Option Plan, 1996 Equity Based Award Plan, 1998 Equity Based Award Plan, 2002 Equity Based Award Plan and 2004 Equity Based Award Plan. Does not include 184,220 shares reserved for issuance under outperformance unit agreements.

(2)	Does not include 667,686 shares of restricted stock, as these shares have been reflected in the Company’s total shares outstanding.

(3)	Represents options issued to directors of the Company. The options granted to the directors were at the fair market value at the date of grant and vested over a three-year period.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 is incorporated herein by reference to the “Certain Transactions” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 13, 2008.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to the “Fees Paid to PricewaterhouseCoopers LLP” section of the Company’s Proxy Statement in connection with its annual meeting of shareholders to be held on May 13, 2008.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

a.) 1.	Financial Statements

The following documents are filed as a part of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Operations for the three years ended December 31, 2007.

Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2007.

Consolidated Statements of Cash Flows for the three years ended December 31, 2007.

Notes to the Consolidated Financial Statements.

2.	Financial Statement Schedules

The following financial statement schedules are filed herewith as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements of the registrant:

            Schedule

II — Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2007.

III — Real Estate and Accumulated Depreciation at December 31, 2007.

Schedules not listed above have been omitted because they are not applicable or because the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

Financial statements of the Company’s unconsolidated joint venture companies, except for DDR Macquarie Fund LLC and TRT DDR Venture I General Partnership, have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02 (w).

b)	Exhibits — The following exhibits are filed as part of or incorporated by reference into, this report:

Exhibit No.	Form 10-K		Filed Herewith or
Under Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

2	2.1	Agreement and Plan of Merger dated as of October 20, 2006 by and among the Company, Inland Retail Real Estate Trust, Inc., and DDR IRR Acquisition LLC	Current Report on Form 8-K (Filed October 23, 2006)
2	2.2	Purchase and Sale Agreement between MPR Del Norte LP, S.E., MPR Vega Baja LP, S.E., MPR Fajarado LP, S.E., MPR Del Oeste LP, S.E. and MPR Guyama LP, S.E. and the Company dated November 2, 2004	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
2	2.3	Purchase and Sale Agreement between CRV Rio Hondo LP, LLLP, CRV Del Atlantico LP, LLLP, CRV Rexville LP, LLLP, CRV Senorial LP, LLLP and CRV Hamilton Land Acquisition LP, LLLP and the Company dated November 2, 2004	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
2	2.4	Purchase and Sale Agreement between CPR Del Sol LP, S.E., CPR Escorial LP, S.E., CPR Cayey LP, S.E., CPR Palma Real LP, S.E., CPR Isabela LP, S.E. and CPR San Germain LP, S.E. and the Company dated November 2, 2004	Current Report on Form 8-K (Filed with the SEC on November 5, 2004)
3	3.1	Amended and Restated Articles of Incorporation of the Company, as amended	Quarterly Report on Form 10-Q (Filed with the SEC on August 9, 2007)
3	3.2	Second Amendment to the Amended and Restated Articles of Incorporation of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 9, 2007)
3	3.3	Third Amendment to the Amended and Restated Articles of Incorporation of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 9, 2007)
3	3.4	Fourth Amendment to the Amended and Restated Articles of Incorporation of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 9, 2007)
3	3.5	Fifth Amendment to the Amended and Restated Articles of Incorporation of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 9, 2007)
3	3.6	Sixth Amendment to the Amended and	Quarterly Report on

Exhibit No.	Form 10-K		Filed Herewith or
Under Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

		Restated Articles of Incorporation of the Company	Form 10-Q (Filed with the SEC on August 9, 2007)
3	3.7	Seventh Amendment to the Amended and Restated Articles of Incorporation of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 9, 2007)
3	3.8	Eighth Amendment to the Amended and Restated Articles of Incorporation of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 9, 2007)
3	3.9	Amended and Restated Code of Regulations of the Company	Quarterly Report on Form 10-Q (Filed with the SEC on August 9, 2007)
4	4.1	Specimen Certificate for Common Shares	Form S-3 Registration No. 33-78778 (Filed with the SEC on May 10, 1994)
4	4.2	Specimen Certificate for 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)
4	4.3	Specimen Certificate for Depositary Shares Relating to 8.0% Class G Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on March 25, 2003)
4	4.4	Specimen Certificate for 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)
4	4.5	Specimen Certificate for Depositary Shares Relating to 7 3/8% Class H Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on July 17, 2003)
4	4.6	Specimen Certificate for 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)
4	4.7	Specimen Certificate for Depositary Shares Relating to 7.50% Class I Cumulative Redeemable Preferred Shares	Form 8-A Registration Statement (Filed with the SEC on May 4, 2004)
4	4.8	Indenture dated as of May 1, 1994 by and between the Company and Chemical Bank, as Trustee	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.9	Indenture dated as of May 1, 1994 by and between the Company and	Form S-3 Registration No.
		National City Bank, as Trustee (the “NCB Indenture”)	333-108361 (Filed with the SEC on August 29, 2003)
4	4.10	First Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.11	Second Supplement to NCB Indenture	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
4	4.12	Third Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.13	Fourth Supplement to NCB Indenture	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.14	Fifth Supplement to NCB Indenture	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)
4	4.15	Sixth Supplement to NCB Indenture	Annual Report on Form 10-K (Filed with the SEC on February 21, 2007)
4	4.16	Seventh Supplement to NCB Indenture	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)
4	4.17	Eight Supplement to NCB Indenture	Current Report on Form 8-K (Filed with the SEC on March 16, 2007)
4	4.18	Form of Fixed Rate Senior Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.19	Form of Floating Rate Senior Medium- Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

Exhibit No.	Form 10-K		Filed Herewith or
Under Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.20	Form of Fixed Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.21	Form of Floating Rate Subordinated Medium-Term Note	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)
4	4.22	Form of 3.875% Note due 2009	Current Report on Form 8-K (Filed with the SEC on January 22, 2004)
4	4.23	Form of 5.25% Note due 2011	Form S-4 Registration No. 333-117034 (Filed with the SEC on June 30, 2004)
4	4.24	Form of 3.00% Convertible Senior Note due 2012	Current Report on Form 8-K (Filed with the SEC on March 16, 2007)
4	4.25	Form of 3.50% Convertible Senior Note due 2011	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)
4	4.26	Seventh Amended and Restated Credit Agreement dated as of June 29, 2006 among the Company and JPMorgan Securities, Inc. and Banc of America Securities LLC, and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 6, 2006)
4	4.27	First Amendment to the Seventh Amended and Restated Revolving Credit Agreement dated as of March 30, 2007 among the Company and JPMorgan Chase Bank, N.A and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on February 26, 2007)
4	4.28	Second Amendment to the Seventh Amended and Restated Revolving Credit Agreement dated as of December 7, 2007 among the Company and JPMorgan Chase Bank, N.A and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on December 12, 2007)
4	4.29	Third Amendment to the Seventh Amended and Restated Revolving Credit Agreement dated as of December 26, 2007 among the Company and JPMorgan Chase Bank, N.A and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on December 28, 2007)
4	4.30	First Amended and Restated Secured Term Loan Agreement dated as of June 29, 2006 among the Company and Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on July 6, 2006)
4	4.31	Second Amendment to the First Amended and Restated Secured Term Loan Agreement dated as of March 30, 2007 among the Company, Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Quarterly Report on Form 10-Q (Filed with the SEC on May 10, 2007)
4	4.32	Third Amendment to the First Amended and Restated Secured Term Loan Agreement dated as of December 10, 2007 among the Company, Keybanc Capital Markets and Banc of America Securities, LLC and other lenders named therein	Current Report on Form 8-K (Filed with the SEC on December 12, 2007)
4	4.33	Form of Indemnification Agreement	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
4	4.34	Shareholder Rights Agreement dated as of May 26, 1999 between the Company and National City Bank	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)

Exhibit No.	Form 10-K		Filed Herewith or
Under Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

4	4.35	Registration Rights Agreement dated as of March 3, 2007 among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on March 16, 2007)
4	4.36	Registration Rights Agreement dated as of August 28, 2006 among the Company and the Initial Purchasers named therein	Current Report on Form 8-K (Filed with the SEC on September 1, 2006)
10	10.1	Registration Rights Agreement	Form S-11 Registration No. 33-54930 (Filed with the SEC on November 23, 1992)
10	10.2	Stock Option Plan*	Form S-8 Registration No. 33-74562 (Filed with the SEC on January 28, 1994)
10	10.3	Amended and Restated Directors’ Deferred Compensation Plan*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)
10	10.4	Elective Deferred Compensation Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.5	Developers Diversified Realty Corporation Equity Deferred Compensation Plan*	Form S-3 Registration No. 333-108361 (Filed with the SEC on August 29, 2003)
10	10.6	Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.7	Amended and Restated 1998 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-76537 (Filed with the SEC on April 19, 1999)
10	10.8	2002 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on August 14, 2002)
10	10.9	2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form S-8 Registration No. 333-117069 (Filed with the SEC on July 1, 2004)
10	10.10	Form of Restricted Share Agreement under the 1996/1998/2002/2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Annual Report on Form 10-K (Filed with the SEC on March 16, 2005)
10	10.11	Form of Restricted Share Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.12	Form of Incentive Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.13	Form of Incentive Stock Option	Quarterly Report on
		Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.14	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.15	Form of Non-Qualified Stock Option Grant Agreement for Executive Officers (with accelerated vesting upon retirement) under the 2004 Developers Diversified Realty Corporation Equity-Based Award Plan*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.16	Form of Directors’ Restricted Shares Agreement, dated January 1, 2000*	Form S-11 Registration No. 333-76278 (Filed with SEC on January 4, 2002; see Exhibit 10(ff) therein)
10	10.17	Performance Units Agreement, dated as of March 1, 2000, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)

Exhibit No.	Form 10-K		Filed Herewith or
Under Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.18	Performance Units Agreement, dated as of January 2, 2002, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.19	Performance Units Agreement, dated as of January 2, 2002, between the Company and David M. Jacobstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.20	Performance Units Agreement, dated as of January 2, 2002, between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.21	Incentive Compensation Agreement, effective as of February 11, 1998, between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 15, 2002)
10	10.22	Amended and Restated Employment Agreement dated as of November 6, 2006 between the Company and Joan U. Allgood*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.23	Amended and Restated Employment Agreement dated as of November 6, 2006 between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.24	Amended and Restated Employment Agreement, dated as of November 6, 2006, between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.25	Employment Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999; File No. 001-11690)
10	10.26	Amended and Restated Employment Agreement dated as of February 8, 2007 between the Company and David M. Jacobstein	Current Report on Form 8-K (Filed with the SEC on February 9, 2007)
10	10.27	Employment Agreement dated as of April 19, 2007 between the Company and David J. Oakes	Current Report on Form 8-K (Filed with the SEC on April 24, 2007)
10	10.28	Amended and Restated Employment Agreement dated as of November 6, 2006 between the Company and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.29	Employment Agreement dated as of November 6, 2006 between the Company and Robin R. Walker-Gibbons*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.30	Employment Agreement dated as of December 6, 2001, between the Company and Scott A. Wolstein*	Annual Report on Form 10-K (Filed with the SEC on March 8, 2002)
10	10.31	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and Joan U. Allgood*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.32	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.33	Amended and Restated Change of Control Agreement, dated as of November 6, 2006, between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)

Exhibit No.	Form 10-K		Filed Herewith or
Under Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.34	Change of Control Agreement dated as of May 25, 1999 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on August 16, 1999)
10	10.35	Amended and Restated Change of Control Agreement dated as of February 8, 2007 between the Company and David M. Jacobstein*	Current Report on Form 8-K (Filed with the SEC on February 9, 2007)
10	10.36	Change of Control Agreement dated as of April 19, 2007 between the Company and David J. Oakes*	Current Report on Form 8-K (Filed with the SEC on April 24, 2007)
10	10.37	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.38	Change of Control Agreement dated as of April 9, 2007 between the Company and Christa Vesy*	Current Report on Form 8-K (Filed with the SEC on April 9, 2007)
10	10.39	Amended and Restated Change of Control Agreement dated as of November 6, 2006 between the Company and Robin R. Walker-Gibbons*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.40	Form of Change of Control Agreement dated as of March 24, 1999 between the Company and each of Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on May 17, 1999; File No. 001- 11690)
10	10.41	Outperformance Long-Term Incentive Plan Agreement dated as of August 18, 2006 between the Company and Scott A. Wolstein*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.42	Outperformance Long-Term Incentive Plan Agreement dated as of August 18, 2006 between the Company and Daniel B. Hurwitz*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.43	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Joan U. Allgood*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.44	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Richard E. Brown*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.45	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Timothy J. Bruce*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.46	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and William H. Schafer*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.47	Outperformance Long-Term Incentive Plan Agreement dated as of February 23, 2006 between the Company and Robin R. Walker-Gibbons*	Quarterly Report on Form 10-Q (Filed with the SEC on November 9, 2006)
10	10.48	Form of Medium-Term Note Distribution Agreement	Annual Report on Form 10-K (Filed with the SEC on March 30, 2000; File No. 001-11690)

Exhibit No.	Form 10-K		Filed Herewith or
Under Reg.S-K	Exhibit		Incorporated Herein by
Item 601	No.	Description	Reference

10	10.49	Program Agreement for Retail Value Investment Program, dated as of February 11, 1998, among Retail Value Management, Ltd., the Company and The Prudential Insurance Company of America	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
10	10.50	Confirmation of Forward Sale Transaction dated as of December 4, 2006 between the Company and Deutsche Bank AG London	Current Report on Form 8-K (Filed with the SEC on December 7, 2006)
10	10.51	Confirmation of Forward Sale Transaction dated as of December 4, 2006 between the Company and Merrill Lynch International	Current Report on Form 8-K (Filed with the SEC on December 7, 2006)
10	10.52	Confirmation of Forward Sale Transaction dated as of December 4, 2006 between the Company and JPMorgan Chase Bank, National Association	Current Report on Form 8-K (Filed with the SEC on December 7, 2006)
10	10.53	2007 Supplemental Equity Program*	Filed herewith
10	10.54	Developers Diversified Realty Corporation 2005 Directors’ Deferred Compensation Plan*	Form S-8 Registration No. 333-147270 (Filed with the SEC on November 9, 2007)
14	14.1	Developers Diversified Realty Corporation Code of Ethics for Senior Financial Officers	Annual Report on Form 10-K (Filed with the SEC on March 15, 2004)
21	21.1	List of Subsidiaries	Filed herewith
23	23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
23	23.2	Consent of PricewaterhouseCoopers LLP (DDR Macquarie Fund LLC)	Filed herewith
23	23.3	Consent of PricewaterhouseCoopers LLP (TRT DDR Venture I General Partnership)	Filed herewith
31	31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
31	31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934	Filed herewith
32	32.1	Certification of chief executive officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
32	32.2	Certification of chief financial officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350	Filed herewith
99	99.1	Voting Agreement, dated October 4, 2002, between the Company and certain stockholders named therein	Current Report on Form 8-K (Filed with the SEC on October 9, 2002)
99	99.2	DDR Macquarie Fund LLC Consolidated Financial Statements	Filed herewith
99	99.3	TRT DDR Venture I General Partnership Consolidated Financial Statements	Filed herewith

*	Management contracts and compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page

Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2007 and 2006	F-3
Consolidated Statements of Operations for the three years ended December 31, 2007	F-4
Consolidated Statements of Shareholders’ Equity for the three years ended December 31, 2007	F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2007	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedules:
II — Valuation and Qualifying Accounts and Reserves for the three years ended December 31, 2007	F-54
III — Real Estate and Accumulated Depreciation at December 31, 2007	F-55
EX-10.53
EX-21.1
EX-23.1
EX-23.2
EX-23.3
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.2
EX-99.3

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Financial statements of the Company’s unconsolidated joint venture companies, except for DDR Macquarie Fund LLC and TRT DDR Venture I General Partnership, have been omitted because they do not meet the significant subsidiary definition of S-X 210.1-02(w).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Developers Diversified Realty Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Developers Diversified Realty Corporation and its subsidiaries (the “Company”) at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A. Our responsibility is to express an opinion on these financial statements, on the financial statement schedules and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

Cleveland, Ohio
February 29, 2008

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2007	2006

Assets
Land	$2,142,942	$1,768,702
Buildings	5,933,890	5,023,665
Fixtures and tenant improvements	237,117	196,275

	8,313,949	6,988,642
Less: Accumulated depreciation	(1,024,048)	(861,266)

	7,289,901	6,127,376
Construction in progress and land under development	664,926	453,493
Real estate held for sale	5,796	5,324

Real estate, net	7,960,623	6,586,193
Investments in and advances to joint ventures	638,111	291,685
Cash and cash equivalents	49,547	28,378
Restricted cash	58,958	—
Accounts receivable, net	199,354	152,161
Notes receivable	18,557	18,161
Deferred charges, net	31,172	23,708
Other assets	133,494	79,467

	$9,089,816	$7,179,753

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Senior notes	$2,622,219	$2,218,020
Revolving credit facility	709,459	297,500

	3,331,678	2,515,520
Secured indebtedness:
Term debt	800,000	400,000
Mortgage and other secured indebtedness	1,459,336	1,333,292

	2,259,336	1,733,292

Total indebtedness	5,591,014	4,248,812
Accounts payable and accrued expenses	141,629	134,781
Dividends payable	85,851	71,269
Other liabilities	143,616	106,775

	5,962,110	4,561,637

Minority equity interests	111,767	104,596
Operating partnership minority interests	17,114	17,337

	6,090,991	4,683,570
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred shares (Note 13)	555,000	705,000
Common shares, without par value, $.10 stated value; 300,000,000 shares authorized; 126,793,684 and 109,739,262 shares issued at December 31, 2007 and 2006, respectively	12,679	10,974
Paid-in-capital	3,029,176	1,959,629
Accumulated distributions in excess of net income	(260,018)	(159,615)
Deferred compensation obligation	22,862	12,386
Accumulated other comprehensive income	8,965	7,829
Less: Common shares in treasury at cost: 7,345,304 and 752,975 shares at December 31, 2007 and 2006, respectively	(369,839)	(40,020)

	2,998,825	2,496,183

	$9,089,816	$7,179,753

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2007	2006	2005

Revenues from operations:
Minimum rents	$644,286	$530,510	$474,524
Percentage and overage rents	10,694	10,794	9,404
Recoveries from tenants	205,664	169,313	148,644
Ancillary and other property income	19,642	19,556	14,216
Management fees, development fees and other fee income	50,840	30,294	22,859
Other	13,725	14,857	8,462

	944,851	775,324	678,109

Rental operation expenses:
Operating and maintenance	133,334	107,208	91,916
Real estate taxes	108,977	89,895	79,344
General and administrative	81,244	60,679	54,048
Depreciation and amortization	219,101	182,007	153,605

	542,656	439,789	378,913

	402,195	335,535	299,196

Other income (expense):
Interest income	8,808	9,053	10,004
Interest expense	(261,318)	(208,512)	(170,587)
Other expense, net	(3,019)	(446)	(2,532)

	(255,529)	(199,905)	(163,115)

Income before equity in net income of joint ventures, minority interests, tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	146,666	135,630	136,081
Equity in net income of joint ventures	43,229	30,337	34,873

Income before minority interests, tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate	189,895	165,967	170,954
Minority equity interests:
Minority equity interests	(5,818)	(6,337)	(4,965)
Preferred operating partnership minority interests	(9,690)	—	—
Operating partnership minority interests	(2,275)	(2,116)	(2,916)

	(17,783)	(8,453)	(7,881)
Tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	14,642	2,497	(276)

Income from continuing operations	186,754	160,011	162,797

Discontinued operations:
Income from discontinued operations	8,183	10,179	15,039
Gain on disposition of real estate, net of tax	12,259	11,051	16,667

	20,442	21,230	31,706

Income before gain on disposition of real estate	207,196	181,241	194,503
Gain on disposition of real estate	68,851	72,023	88,140

Net income	$276,047	$253,264	$282,643

Preferred dividends	50,934	55,169	55,169

Net income applicable to common shareholders	$225,113	$198,095	$227,474

Per share data:
Basic earnings per share data:
Income from continuing operations	$1.69	$1.63	$1.81
Income from discontinued operations	0.17	0.19	0.29

Net income applicable to common shareholders	$1.86	$1.82	$2.10

Diluted earnings per share data:
Income from continuing operations	$1.68	$1.62	$1.79
Income from discontinued operations	0.17	0.19	0.29

Net income applicable to common shareholders	$1.85	$1.81	$2.08

Dividends declared per common share	$2.64	$2.36	$2.16

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

				Accumulated		Accumulated	Unearned
				Distributions in	Deferred	Other	Compensation-	Treasury
	Preferred	Common	Paid-in-	Excess of	Compensation	Comprehensive	Restricted	Stock at
	Shares	Shares	Capital	Net Income	Obligation	Income/(Loss)	Stock	Cost	Total

Balance, December 31, 2004	$705,000	$10,852	$1,933,433	$(92,290)	$10,265	$326	$(5,415)	$(7,852)	$2,554,319
Issuance of 425,985 common shares for cash related to exercise of stock options, dividend reinvestment plan and performance unit plan	—	43	10,857	—	—	—	(6,740)	6,206	10,366
Issuance of 88,360 common shares related to restricted stock plan	—	—	2,306	—	—	—	(2,905)	1,646	1,047
Vesting of restricted stock	—	—	(1,351)	—	1,351	—	1,916	—	1,916
Dividends declared-common shares	—	—	—	(234,940)	—	—	—	—	(234,940)
Dividends declared-preferred shares	—	—	—	(55,169)	—	—	—	—	(55,169)
Comprehensive income (Note 15):
Net income	—	—	—	282,643	—	—	—	—	282,643
Other comprehensive income:
Change in fair value of interest rate contracts	—	—	—	—	—	10,619	—	—	10,619
Amortization of interest rate contracts	—	—	—	—	—	(520)	—	—	(520)

Comprehensive income	—	—	—	282,643	—	10,099	—	—	292,742

Balance, December 31, 2005	705,000	10,895	1,945,245	(99,756)	11,616	10,425	(13,144)	—	2,570,281
Issuance of 726,574 common shares for cash related to exercise of stock options, dividend reinvestment plan and director compensation	—	28	(1,819)	—	—	—	—	10,028	8,237
Redemption of operating partnership units in exchange for common shares	—	45	22,371	—	—	—	—	—	22,416
Repurchase of 909,000 common shares	—	—	—	—	—	—	—	(48,313)	(48,313)
Issuance of 64,940 common shares related to restricted stock plan	—	6	653	—	—	—	—	(150)	509
Vesting of restricted stock	—	—	1,628	—	770	—	—	(1,585)	813
Purchased option arrangement on common shares	—	—	(10,337)	—	—	—	—	—	(10,337)
Adoption of SFAS 123(R)	—	—	(1,558)	—	—	—	13,144	—	11,586
Stock-based compensation	—	—	3,446	—	—	—	—	—	3,446
Dividends declared-common shares	—	—	—	(257,954)	—	—	—	—	(257,954)
Dividends declared-preferred shares	—	—	—	(55,169)	—	—	—	—	(55,169)
Comprehensive income (Note 15):
Net income	—	—	—	253,264	—	—	—	—	253,264
Other comprehensive income:
Change in fair value of interest rate contracts	—	—	—	—	—	(2,729)	—	—	(2,729)
Amortization of interest rate contracts	—	—	—	—	—	(1,454)	—	—	(1,454)
Foreign currency translation	—	—	—	—	—	1,587	—	—	1,587

Comprehensive income	—	—	—	253,264	—	(2,596)	—	—	250,668

Balance, December 31, 2006	705,000	10,974	1,959,629	(159,615)	12,386	7,829	—	(40,020)	2,496,183
Issuance of 69,964 common shares related to the exercise of stock options, dividend reinvestment plan, performance plan and director compensation	—	—	(28,326)	—	3,739	—	—	33,059	8,472
Issuance of 11,599,134 common shares for cash-underwritten offering	—	1,160	745,485	—	—	—	—	—	746,645
Issuance of 5,385,324 common shares associated with the IRRETI merger	—	539	378,580	—	—	—	—	15,041	394,160
Repurchase of common shares	—	—	—	—	—	—	—	(378,942)	(378,942)
Issuance of restricted stock	—	6	(674)	—	487	—	—	1,459	1,278
Vesting of restricted stock	—	—	(3,567)	—	6,250	—	—	(436)	2,247
Purchased option arrangement on common shares	—	—	(32,580)	—	—	—	—	—	(32,580)
Redemption of preferred shares	(150,000)	—	5,405	(5,405)	—	—	—	—	(150,000)
Stock-based compensation	—	—	5,224	—	—	—	—	—	5,224
Dividends declared-common shares	—	—	—	(324,907)	—	—	—	—	(324,907)
Dividends declared-preferred shares	—	—	—	(46,138)	—	—	—	—	(46,138)
Comprehensive income (Note 15):
Net income	—	—	—	276,047	—	—	—	—	276,047
Other comprehensive income:
Change in fair value of interest rate contracts	—	—	—	—	—	(20,126)	—	—	(20,126)
Amortization of interest rate contracts	—	—	—	—	—	(1,454)	—	—	(1,454)
Foreign currency translation	—	—	—	—	—	22,716	—	—	22,716

Comprehensive income	—	—	—	276,047	—	1,136	—	—	277,183

Balance, December 31, 2007	$555,000	$12,679	$3,029,176	$(260,018)	$22,862	$8,965	$—	$(369,839)	$2,998,825

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2007	2006	2005

Cash flow from operating activities:
Net income	$276,047	$253,264	$282,643
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	224,375	193,527	170,701
Stock-based compensation	5,224	3,446	—
Amortization of deferred finance costs and settled interest rate protection agreements	9,750	7,756	7,433
Net cash received from interest rate hedging contracts	—	—	10,645
Ineffective portion of derivative financing investments	—	1,157	—
Equity in net income of joint ventures	(43,229)	(30,337)	(34,873)
Cash distributions from joint ventures	33,362	23,304	39,477
Operating partnership minority interest expense	2,275	2,116	2,916
Preferred operating partnership minority interest expense	9,690	—	—
Gain on disposition of real estate and impairment charge, net	(81,110)	(83,074)	(104,165)
Net change in accounts receivable	(47,999)	(38,013)	(32,207)
Net change in accounts payable and accrued expenses	(11,955)	9,875	11,146
Net change in other operating assets and liabilities	38,186	(2,329)	1,707

Total adjustments	138,569	87,428	72,780

Net cash flow provided by operating activities	414,616	340,692	355,423

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(2,789,132)	(454,357)	(863,795)
Equity contributions to joint ventures	(247,882)	(206,645)	(28,244)
Repayment from (advances to) joint ventures, net	1,913	622	(83,476)
Proceeds resulting from contribution of properties to joint ventures and repayments of advances from affiliates	1,274,679	298,059	344,292
Proceeds from sale and refinancing of joint venture interests	43,041	—	—
Return on investments in joint ventures	20,462	50,862	87,349
Repayment (issuance) of notes receivable, net	1,014	6,834	(7,172)
Proceeds from disposition of real estate	606,547	101,578	211,603
Restricted cash	(58,958)	—	—

Net cash flow used for investing activities	(1,148,316)	(203,047)	(339,443)

Cash flow from financing activities:
Proceeds from revolving credit facilities, net	412,436	147,500	90,000
Proceeds from term loan borrowings	1,150,000	—	70,000
Repayment of term loans	(750,000)	(20,000)	—
Proceeds from mortgage and other secured debt	134,300	11,093	158,218
Principal payments on mortgage debt	(401,697)	(153,732)	(809,396)
Repayment of senior notes	(197,000)	—	(1,000)
Proceeds from issuance of convertible senior notes, net of underwriting commissions and offering expenses of $267 and $550 in 2007 and 2006, respectively	587,733	244,450	—
Proceeds from issuance of medium term notes, net of underwriting commissions and $1,390 of offering expenses paid in 2005	—	—	741,139
Payment of deferred finance costs (bank borrowings)	(5,337)	(4,047)	(6,994)
Redemption of preferred shares	(150,000)	—	—
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses paid of $208 in 2007	746,645	—	—
Payment of underwriting commissions for forward-equity contracts	(32,580)	(4,000)	—
Purchased option arrangement for common shares	—	(10,337)	—
Proceeds from the issuance of common shares in conjunction with exercise of stock options, 401(k) plan and dividend reinvestment plan	11,998	9,560	12,139
Proceeds from issuance of preferred operating partnership interest, net of expenses	484,204	—	—
Redemption of preferred operating partnership interest	(484,204)	—	—
Return of investment — minority interest shareholder	(4,261)	—	—
Purchase of operating partnership minority interests	(683)	(2,097)	—
Distributions to preferred and operating partnership minority interests	(11,907)	(2,347)	(2,902)
Repurchase of common shares	(378,942)	(48,313)	—
Net cash received from foreign currency hedge contract	1,250	—	—
Dividends paid	(356,464)	(307,652)	(286,400)

Net cash provided by (used for) financing activities	755,491	(139,922)	(35,196)

Cash and cash equivalents
Increase (decrease) in cash and cash equivalents	21,791	(2,277)	(19,216)
Effect of exchange rate changes on cash and cash equivalents	(622)	—	—
Cash and cash equivalents, beginning of year	28,378	30,655	49,871

Cash and cash equivalents, end of year	$49,547	$28,378	$30,655

The accompanying notes are an integral part of these consolidated financial statements.

1.	Summary of Significant Accounting Policies

Nature of Business

Developers Diversified Realty Corporation and its subsidiaries (the “Company” or “DDR”) are primarily engaged in the business of acquiring, expanding, owning, developing, managing and operating shopping centers and enclosed malls. The Company’s shopping centers are typically anchored by two or more national tenant anchors (Wal-Mart and Target), home improvement stores (Home Depot or Lowe’s Home Improvement) and two or more junior tenants (Bed Bath & Beyond, Kohl’s, Circuit City, T.J. Maxx or PetSmart). At December 31, 2007, the Company owned or had interests in 710 shopping centers in 45 states plus Puerto Rico and Brazil and seven business centers in five states. The Company has an interest in 317 of these shopping centers through equity method investments. The Company also has assets under development in Canada and Russia. The tenant base primarily includes national and regional retail chains and local retailers. Consequently, the Company’s credit risk is concentrated in the retail industry.

On February 22, 2007, Inland Retail Real Estate Trust, Inc. (“IRRETI”) shareholders approved a merger with a subsidiary of the Company pursuant to a merger agreement among IRRETI, the Company and the subsidiary. Pursuant to the merger, the Company acquired all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share, of which $12.50 per share was funded in cash and $1.50 per share was paid in the form of DDR common shares. As a result, on February 27, 2007, the Company issued 5.7 million DDR common shares to the IRRETI shareholders with an aggregate value of approximately $394.2 million (Note 4).

Consolidated revenues derived from the Company’s largest tenant, Wal-Mart, aggregated 4.3%, 4.7% and 5.1% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The total percentage of Company-owned gross leasable area (“GLA” all references are unaudited) attributed to Wal-Mart was 8.5% at December 31, 2007. The Company’s ten largest tenants constituted 18.5%, 17.7% and 20.0% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively, including revenues reported within discontinued operations. Management believes the Company’s portfolio is diversified in terms of the location of its shopping centers and its tenant profile. Adverse changes in general or local economic conditions could result in the inability of some existing tenants to meet their lease obligations and could adversely affect the Company’s ability to attract or retain tenants. During the three years ended December 31, 2007, 2006 and 2005, certain national and regional retailers experienced financial difficulties, and several filed for protection under bankruptcy laws. The Company does not believe that these bankruptcies will have a material impact on the Company’s financial position, results of operations or cash flows.

Principles of Consolidation

The Company consolidates certain entities if it is deemed to be the primary beneficiary in a variable interest entity (“VIE”), as defined in Financial Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46”). For those entities that are not VIEs, the Company also consolidates entities in which it has financial and operating control. All significant inter-company balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures and companies in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company’s share of the earnings (or loss) of these unconsolidated joint ventures and companies is included in consolidated net income.

The Company entered into a joint venture with Macquarie DDR Trust (“MDT”), an Australian Based Listed Property Trust sponsored by Macquarie Bank Limited (ASX: MBL), an international investment bank, advisor and manager of specialized real estate funds, focusing on acquiring ownership interests in institutional-quality community center properties in the United States (“DDR Macquarie Fund LLC”).

DDR Macquarie Fund LLC is a VIE in which the Company has an approximate 12% economic interest. The Company was not determined to be the primary beneficiary. The Company earns asset management and performance fees from the unconsolidated joint venture that serves as the manager of DDR Macquarie Fund LLC (“MDT Manager”). The Company has a 50% ownership interest in MDT Manager and serves as the managing member, accounts for this entity under the equity method of accounting. DDR Macquarie Fund LLC has total real estate assets of approximately $1.8 billion and total non-recourse mortgage debt of approximately $1.1 billion at December 31, 2007 and 2006. The Company’s maximum exposure to loss associated with this joint venture is primarily limited to the Company’s aggregate capital investment, which was approximately $55.1 million at December 31, 2007. The financial information of DDR Macquarie Fund LLC are included as part of the combined unconsolidated joint ventures financial information in Note 2.

In 2005, the Company formed a joint venture (the “Mervyns Joint Venture”) with MDT, that acquired the underlying real estate of 36 operating Mervyns stores. The Company holds a 50% economic interest in the Mervyns Joint Venture, which is considered a VIE, and the Company was determined to be the primary beneficiary. The Company earns property management, acquisition and financing fees from this VIE, which are eliminated in consolidation. The VIE has total real estate assets and total non-recourse mortgage debt of approximately $405.8 million and $258.5 million at December 31, 2007 and 2006, and is consolidated in the results of the Company.

Statement of Cash Flows and Supplemental Disclosure of Non-Cash Investing and Financing Information

Non-cash investing and financing activities are summarized as follows (in millions):

	For the Year Ended December 31,
	2007	2006	2005

Contribution of net assets of previously unconsolidated joint ventures	$—	$2.9	$13.6
Consolidation of the net assets (excluding mortgages as disclosed below) of previously unconsolidated joint ventures	14.4	368.9	—
Mortgages assumed, shopping center acquisitions and consolidation of previously unconsolidated joint ventures	446.5	132.9	661.5
Liabilities assumed with the acquisition of shopping centers	32.5	—	—
Consolidation of net assets from adoption of EITF 04-05	—	43.0	—
Mortgages assumed, adoption of EITF 04-05	—	17.1	—
Dividends declared, not paid	85.9	71.3	65.8
Fair value of interest rate swaps	20.1	1.1	0.3
Deferred payment of swaption	—	2.8	—
Share issuance for operating partnership unit redemption	—	14.9	—

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

Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations that improve or extend the life of the asset are capitalized. Included in land at December 31, 2007, was undeveloped real estate, generally outlots or expansion pads adjacent to shopping centers owned by the Company (excluding shopping centers owned through unconsolidated joint ventures), and excess land of approximately 998 acres.

Construction in progress includes shopping center developments and significant expansions and redevelopments. The Company capitalizes interest on funds used for the construction, expansion or redevelopment of shopping centers, including funds invested in or advanced to unconsolidated joint ventures with qualifying development activities. Capitalization of interest ceases when construction activities are substantially completed and the property is available for occupancy by tenants. In addition, the Company capitalized certain direct and incremental internal construction and software development and implementation costs of $12.8 million, $10.0 million and $6.2 million in 2007, 2006 and 2005, respectively.

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

Above- and below-market lease values for acquired properties are recorded based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to each in-place lease and (ii) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. The capitalized above-market lease values are amortized as a reduction of base rental revenue over the remaining term of the respective leases, and the capitalized below-market lease values are amortized as an increase to base rental revenue over the remaining initial terms plus the terms of any below-market fixed-rate renewal options of the respective leases. At December 31, 2007 and 2006, the below-market leases aggregated $31.3 million and $22.9 million, respectively. At December 31, 2007 and 2006, the above-market leases aggregated $9.8 million and $2.3 million, respectively.

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

The value of in-place leases, including origination costs, is amortized over the estimated weighted average remaining initial term of the acquired lease portfolio. The value of tenant relationship intangibles is amortized to expense over the estimated initial and renewal terms of the lease portfolio; however, no amortization period for intangible assets will exceed the remaining depreciable life of the building.

Intangible assets associated with property acquisitions are included in other assets and other liabilities, with respect to the above- and below-market leases, in the Company’s consolidated balance sheets.

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

Revenue Recognition

Minimum rents from tenants are recognized using the straight-line method over the lease term of the respective leases. Percentage and overage rents are recognized after a tenant’s reported sales have exceeded the applicable sales breakpoint set forth in the applicable lease. Revenues associated with tenant reimbursements are recognized in the period that the expenses are incurred based upon the tenant lease provision. Management fees are recorded in the period earned based on a percentage of collected rent at the properties under management. Ancillary and other property-related income, which includes the leasing of vacant space to temporary tenants, is recognized in the period earned. Lease termination fees are included in other income and recognized upon the effective termination of a tenant’s lease when the Company has no further obligations with the lease. Fee income derived from the Company’s unconsolidated joint venture investments is recognized to the extent attributable to outside ownership interest.

Accounts Receivable

The Company makes estimates of the uncollectibility of its accounts receivable related to base rents, expense reimbursements and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. In addition, tenants in bankruptcy are analyzed and estimates are made in connection with the expected recovery of pre-petition and post-petition claims. The Company’s reported net income is directly affected by management’s estimate of the collectibility of accounts receivable.

Accounts receivable, other than straight-line rents receivable, are expected to be collected within one year and are net of estimated unrecoverable amounts of approximately $30.1 million and $14.5 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, straight-line rents receivable, net of a provision for uncollectible amounts of $4.1 million and $3.5 million, aggregated $61.7 million and $54.7 million, respectively.

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

The Company adopted SFAS 123(R) as required on January 1, 2006, using the modified prospective method. The Company’s consolidated financial statements as of and for the year ended December 31, 2006, reflected the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Share-based compensation expense recognized in the Company’s consolidated financial statements for the year ended December 31, 2006, includes (i) compensation expense for share-based payment awards granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value and (ii) compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).

The adoption of this standard changed the balance sheet and resulted in decreasing other liabilities and increasing shareholders’ equity by $11.6 million. In addition, unearned compensation — restricted stock (included in shareholders’ equity) of $13.1 million was eliminated and reclassified to paid in capital. These balance sheet changes relate to deferred compensation under the performance unit plans and unvested restricted stock awards.

Under SFAS 123(R), deferred compensation is no longer recorded at the time unvested shares are issued. Share-based compensation expense is recognized over the requisite service period with an offsetting credit to equity.

The compensation cost recognized under SFAS 123(R) was $11.9 million and $8.3 million for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, the Company capitalized $0.3 million of stock-based compensation. There were no significant capitalized stock-based compensation costs in 2006. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123,” for the year ended December 31, 2005 (in thousands, except per share amounts):

Year Ended
December 31,
2005

Net income, as reported	$282,643
Add: Stock-based employee compensation included in reported net income	5,652
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(5,319)

$282,976

Earnings per share:
Basic — as reported	$2.10

Basic — pro forma	$2.10

Diluted — as reported	$2.08

Diluted — pro forma	$2.09

See Note 18, “Benefit Plans,” for additional information.

Interest and Real Estate Taxes

Interest and real estate taxes incurred during the development and significant expansion of real estate assets are capitalized and depreciated over the estimated useful life of the building. Interest paid during the years ended December 31, 2007, 2006 and 2005, aggregated $296.6 million, $239.3 million and $190.0 million, respectively, of which $26.9 million, $20.0 million and $12.7 million, respectively, was capitalized.

Goodwill

SFAS 142, “Goodwill and Other Intangible Assets,” requires that intangible assets not subject to amortization and goodwill be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Amortization of goodwill, including such assets associated with unconsolidated joint ventures acquired in past business combinations, ceased upon adoption of SFAS 142. Goodwill is included in the balance sheet caption Investments in and Advances to Joint Ventures in the amount of $5.4 million as of December 31, 2007 and 2006. The Company evaluated the goodwill related to its unconsolidated joint venture investments for impairment and determined that it was not impaired as of December 31, 2007 and 2006.

Intangible Assets

In addition to the intangibles discussed above in purchase price accounting, the Company has finite-lived intangible assets, composed of management contracts associated with the Company’s acquisition of an unconsolidated joint venture, stated at cost less amortization calculated on a straight-line basis over 15 years. Intangible assets, net, are included in the balance sheet caption Investments in and Advances to Joint Ventures in the amount of $1.9 million and $2.2 million as of December 31, 2007 and 2006, respectively. The 15-year life approximates the expected turnover rate of the original management contracts acquired. The estimated amortization expense associated with this intangible asset for each of the five succeeding fiscal years is approximately $0.3 million per year.

Investments in and Advances to Joint Ventures

To the extent that the Company contributes assets to a joint venture, the Company’s investment in the joint venture is recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different from the basis reflected at the joint venture level, the basis difference is amortized over the life of the related assets and included in the Company’s share of equity in net income of the joint venture. In accordance with the provisions of SFAS No. 66 and Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” paragraph 30, the Company recognizes gains on the contribution of real estate to unconsolidated joint ventures, relating solely to the outside partner’s interest, to the extent the economic substance of the transaction is a sale. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the investment is less than the carrying value of the investment and such difference is deemed to be other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment. The Company has determined that these investments are not impaired as of December 31, 2007 and 2006.

Foreign Currency Translation

The financial statements of Sonae Sierra Brazil BV Sarl, an equity method joint venture investment, ECE Projektmanagement G.m.b.H. & Co.KG (“ECE Joint Venture”) and Richmond Hill Limited Partnership, consolidated joint venture investments, are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and an average exchange rate for each period for revenues, expenses, gains and losses, with the Company’s proportionate share of the resulting translation adjustments recorded as Accumulated Other Comprehensive Income (Loss). Gains or losses resulting from foreign currency transactions, translated to local currency, are included in income as incurred. Foreign currency gains or losses from changes in exchange rates were not material to the consolidated operating results.

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

Restricted Cash

Under the terms of a bond issue by the Mississippi Business Finance Corporation, the proceeds of approximately $60 million from the sale of bonds were placed in a trust. As construction is completed on the Company’s project in Mississippi, the Company will request disbursement of these funds. This amount is included as restricted cash within the consolidated balance sheet.

Income Taxes

The Company has made an election to qualify, and believes it is operating so as to qualify, as a real estate investment trust (“REIT”) for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that it makes distributions to its stockholders equal to at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Code.

In connection with the REIT Modernization Act, which became effective January 1, 2001, the Company is now permitted to participate in certain activities that it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities that elect to be treated as taxable subsidiaries under the Code. As such, the Company is subject to federal and state income taxes on the income from these activities.

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

New Accounting Standards Implemented

Accounting for Uncertainty in Income Taxes — FIN 48

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company does not have any material unrecognized tax benefits; therefore the adoption of FIN 48 did not have a material impact on the Company’s financial position or results of operations.

The Company’s policy is to recognize estimated interest and penalties related to unrecognized tax benefits as other income tax expense. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years (after 2003 for federal and state) based on an assessment of many factors, including past experience and interpretations of tax laws applied to the facts of each matter.

New Accounting Standards to Be Implemented

Fair Value Measurements — SFAS 157

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. This statement is effective in fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that this statement will have on its financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 — SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe the impact of this statement will have a material effect on its financial position and results of operations.

Business Combinations — FAS 141(R)

In December 2007, the FASB issued Statement No. 141 (revised 2007),“Business Combinations” (“SFAS No. 141 (R)”). The objective of this statement is to improve the relevance, representative faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest to the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently assessing the impact the adoption of SFAS No. 141 (R) would have on the Company’s financial position and results of operations.

Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 — FAS 160

In December 2007, the FASB issued Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements an Amendment of ARB No. 51” (“SFAS No. 160”). A non-controlling interest, sometimes called minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions, (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, the gain or loss on the deconsolidation of the subsidiary is measured using fair value of any non-controlling equity investments rather than the carrying amount of that retained investment and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently assessing the impact the adoption of SFAS No. 160 would have on the Company’s financial position and results of operations.

2.	Investments in and Advances to Joint Ventures

The Company’s substantial unconsolidated joint ventures at December 31, 2007, are as follows:

	Effective
	Ownership
Unconsolidated Real Estate Ventures	Percentage (1)	Assets Owned

Sun Center Limited	79.45%	A shopping center in Columbus, Ohio
Continental Sawmill LLC	63.4	Land
DDRA Community Centers Five LP	50.0	Five shopping centers in several states
DOTRS LLC	50.0	A shopping center in Macedonia, Ohio
Jefferson County Plaza LLC	50.0	A shopping center in St. Louis (Arnold), Missouri
Lennox Town Center Limited	50.0	A shopping center in Columbus, Ohio
Sansone Group/DDRC LLC	50.0	A management and development company
Sonae Sierra Brazil BV Sarl	47.4	Nine shopping centers, one shopping center under development and a management company in Brazil
Retail Value Investment Program IIIB LP	25.75	A shopping center in Deer Park, Illinois
Retail Value Investment Program VIII LP	25.75	A shopping center in Austin, Texas
Retail Value Investment Program VII LLC	21.0	Two shopping centers in California
Coventry II DDR Buena Park LLC	20.0	A shopping center in Buena Park, California
Coventry II DDR Fairplain LLC	20.0	A shopping center in Benton Harbor, Michigan
Coventry II DDR Merriam Village LLC	20.0	A shopping center in Merriam, Kansas
Coventry II DDR Phoenix Spectrum LLC	20.0	A shopping center in Phoenix, Arizona
Coventry II DDR Totem Lakes LLC	20.0	A shopping center in Kirkland, Washington
Coventry II DDR Ward Parkway LLC	20.0	A shopping center in Kansas City, Missouri
DDR Domestic Retail Fund I	20.0	63 shopping centers in several states
DDR Markaz II LLC	20.0	13 neighborhood grocery-anchored retail properties in several states
DDR — SAU Retail Fund LLC	20.0	29 shopping centers in several states
Service Holdings LLC	20.0	44 retail sites in several states
Coventry II DDR Westover LLC	20.0	A shopping center in San Antonio, Texas
Coventry II DDR Tri-County LLC	18.0	A shopping center in Cincinnati, Ohio
DDRTC Core Retail Fund LLC	15.0	66 shopping centers in several states
DDR Macquarie Fund LLC	14.5	51 shopping centers in several states
Coventry II DDR Bloomfield LLC	10.0	A shopping center under development in Bloomfield Hills, Michigan
Coventry II DDR Marley Creek Square LLC	10.0	A shopping center in Orland Park, Illinois
Coventry II DDR Montgomery Farm LLC	10.0	A shopping center under development in Allen, Texas
DPG Realty Holdings LLC	10.0	12 neighborhood grocery-anchored retail properties in several states
TRT DDR Venture I GP	10.0	Three shopping centers in several states
DDR MDT PS LLC(2)	0.0	Six shopping centers in several states

(1)	Ownership may be held through different investment structures. Percentage ownerships are subject to change as certain investments contain promoted structures.

(2)	See DDR MDT PS LLC discussed in Note 3.

The financial information for DDR MDT PS LLC has been segregated and discussed separately in Note 3. DDR MDT PS LLC was considered a significant subsidiary at December 31, 2006, and is excluded from the 2007 and 2006 combined amounts presented below.

Combined condensed unconsolidated financial information of the Company’s unconsolidated joint venture investments, excluding DDR MDT PS LLC that is reported in Note 3, is summarized as follows (in thousands):

	December 31,
	2007	2006

Combined balance sheets
Land	$2,352,310	$902,486
Buildings	6,165,329	2,703,711
Fixtures and tenant improvements	99,902	57,989

	8,617,541	3,664,186
Less: Accumulated depreciation	(409,138)	(245,674)

	8,208,403	3,418,512
Construction in progress	207,351	157,750

Real estate, net	8,415,754	3,576,262
Receivables, net	119,833	70,903
Leasehold interests	13,927	15,195
Other assets	362,825	129,914

	$8,912,339	$3,792,274

Mortgage debt	$5,465,839	$2,409,080
Amounts payable to DDR	7,023	4,930
Other liabilities	199,132	92,904

	5,671,994	2,506,914
Accumulated equity	3,240,345	1,285,360

	$8,912,339	$3,792,274

Company’s share of accumulated equity(1)	$614,477	$252,937

	For the Year Ended December 31,
	2007	2006	2005

Combined statements of operations
Revenues from operations	$800,411	$422,935	$416,468

Rental operation expenses	267,137	143,412	147,617
Depreciation and amortization expense	190,326	79,706	82,516
Interest expense	264,090	125,970	113,231

	721,553	349,088	343,364

Income before gain on disposition of real estate and discontinued operations	78,858	73,847	73,104
Income tax expense (primarily Brazil), net	(4,839)	(1,176)	—
Gain on disposition of real estate	94,386	398	858

Income from continuing operations	168,405	73,069	73,962

Discontinued operations:
(Loss) income from discontinued operations, net of tax	(784)	24	(358)
Gain on disposition of real estate, net of tax	2,516	20,343	48,982

	1,732	20,367	48,624

Net income	$170,137	$93,436	$122,586

Company’s share of net income(2)	$44,537	$28,530	$36,828

Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its proportionate share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	For the Year Ended
	December 31,
	2007	2006

Company’s proportionate share of accumulated equity	$614.5	$252.9
Basis differentials(2)	114.1	92.3
Deferred development fees, net of portion relating to the Company’s interest	(3.8)	(3.0)
Basis differential upon transfer of assets(2)	(97.2)	(74.3)
Notes receivable from investments	2.0	18.8
Amounts payable to DDR	8.5	5.0

Investments in and advances to joint ventures(1)	$638.1	$291.7

(1)	The difference between the Company’s share of accumulated equity and the investments in and advances to joint ventures recorded on the Company’s consolidated balance sheets primarily results from the basis differentials, as described below, deferred development fees, net of the portion relating to the Company’s interest notes and amounts receivable from the unconsolidated joint ventures’ investments.

(2)	Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the joint ventures. In addition, certain acquisition, transaction and other costs, including capitalized interest, may not be reflected in the net assets at the joint venture level. Basis differentials upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into a joint venture at fair value. This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level. Certain basis differentials indicated above are amortized over the life of the related asset.

Differences in income also occur when the Company acquires assets from joint ventures. The difference between the Company’s share of net income, as reported above, and the amounts included in the consolidated statements of operations is attributable to the amortization of such basis differentials, deferred gains and differences in gain (loss) on sale of certain assets due to the basis differentials. The Company’s share of joint venture net income has been reduced by $1.2 million, increased by $1.6 million and reduced by $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, to reflect additional basis depreciation and basis differences in assets sold.

The Company has made advances to several partnerships in the form of notes receivable and fixed-rate loans that accrue interest at rates ranging from 10.5% to 12.0%. Maturity dates range from payment on demand to February 2008. Included in the Company’s accounts receivable is approximately $5.0 million and $1.1 million at December 31, 2007 and 2006, respectively, due from affiliates related to construction receivables.

Service fees earned by the Company through management, leasing, development and financing activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	For the Year Ended December 31,
	2007	2006	2005

Management and other fees	$40.4	$23.7	$16.7
Acquisition, financing, guarantee and other fees(1)	8.5	0.5	2.4
Development fees and leasing commissions	9.6	6.1	5.6
Interest income	0.5	5.4	6.8
Disposition fees	—	—	0.2

(1)	Acquisition fees of $6.3 million were earned from the formation of the joint venture with TIAA-CREF in 2007, excluding the Company’s retained ownership of approximately 15%. Financing fees were earned from several joint venture interests, excluding the Company’s retained ownership. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets and financings and re-financings of unconsolidated joint ventures.

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

Unconsolidated Joint Venture Interests

DDR Domestic Retail Fund I

In June 2007, the Company formed DDR Domestic Retail Fund I (the “Fund”), a Company sponsored, fully-seeded commingled fund. The Fund acquired 63 shopping center assets aggregating 8.3 million square feet of Company-owned GLA (“Portfolio”) from the Company and a joint venture for approximately $1.5 billion. The Portfolio is composed of 54 assets acquired by the Company through its acquisition of IRRETI, seven assets formerly held in a joint venture with Kuwait Financial Centre (“DDR Markaz LLC Joint Venture”), in which the Company had a 20% ownership interest, and two assets from the Company’s wholly-owned portfolio. The Company recognized a gain of approximately $9.6 million, net of its 20% retained interest, from the sale of the two wholly-owned assets, which is included in gain on disposition of real estate in the Company’s statements of operations. In conjunction with the sale of assets to the Fund and identification of the equity partners, the Company paid a $7.8 million fee to a third party consulting firm and recognized this amount as a reduction to gain on disposition of real estate. The DDR Markaz LLC Joint Venture recorded a gain of approximately $89.9 million. The Company’s proportionate share of approximately $18.0 million of the joint venture gain was deferred, as the Company retained an effective 20% ownership interest in these assets. As the Company does not have economic or effective control, the Fund is accounted for using the equity method of accounting. The Company has been engaged by the Fund to perform day-to-day operations of the properties and receives fees for asset management and property management, leasing, construction management and ancillary income in addition to a promoted interest. In addition, upon the sale of the assets from the DDR Markaz LLC Joint Venture to the Fund, the Company recognized promoted income of approximately $13.6 million, which is included in the equity in net income of joint ventures.

DDRTC Core Retail Fund LLC

In February 2007, the Company formed a joint venture with TIAA-CREF (“DDRTC Core Retail Fund LLC Joint Venture”), which acquired 66 shopping center assets from IRRETI comprising approximately 15.6 million square feet of Company-owned GLA. The DDRTC Core Retail Fund LLC Joint Venture is owned 85% by TIAA-CREF and 15% by the Company. As the Company does not have economic or effective control, the DDRTC Core Retail Fund LLC Joint Venture is accounted for using the equity method of accounting. Real estate and related assets of approximately $3.0 billion were acquired by the DDRTC Core Retail Fund LLC Joint Venture. The DDRTC Core Retail Fund LLC Joint Venture has debt of approximately $1.8 billion, of which $285.6 million was assumed in connection with the acquisition of the properties. Pursuant to the terms of the joint venture agreement, the Company earned an acquisition fee of $6.3 million and receives ongoing asset management, property management and construction management fees, plus fees on leasing and ancillary income.

TRT DDR Venture I General Partnership

In May 2007, the Company formed a $161.5 million joint venture (“Dividend Capital Total Realty Trust Joint Venture”). The Company contributed three recently developed assets aggregating 0.7 million square feet of Company-owned GLA to the joint venture and retained an effective ownership interest of 10%. The Company recorded an after-tax gain, net of its retained interest, of approximately $50.3 million, which is included in gain on disposition of real estate. As the Company does not have economic or effective control, the Dividend Capital Total Realty Trust Joint Venture is accounted for using the equity method of accounting. The Company receives asset management and property management fees, plus fees on leasing and ancillary income in addition to a promoted interest. At December 31, 2007, this joint venture was considered a significant subsidiary pursuant to applicable Regulation S-X rules.

DDR Macquarie Fund LLC

During August and September 2007, the Company contributed three shopping center properties, aggregating 0.5 million square feet of Company-owned GLA, to DDR Macquarie Fund LLC. The aggregate purchase price for the properties was $49.8 million. The assets were recently acquired by the Company as part of its acquisition of IRRETI, and as a result, the Company did not record a gain on the transaction.

At December 31, 2007, MDT owns an approximate 83% interest, the Company owns an effective 14.5% ownership interest and MBL effectively owns the remaining 2.5% in the portfolio of assets. At December 31, 2005, this joint venture was considered a significant subsidiary pursuant to applicable Regulation S-X rules. The Company provides day-to-day operations of the properties and receives fees at prevailing rates for property management, leasing, construction management, acquisitions, due diligence, dispositions (including outparcel sales) and financing. Through their joint venture, the Company and MBL receive base asset management fees and incentive fees based on the performance of MDT. The Company recorded fees aggregating $0.6 million, $0.4 million and $2.4 million in 2007, 2006 and 2005, respectively, in connection with the acquisition, structuring, formation and operation of DDR Macquarie Fund LLC.

Sonae Sierra Brazil BV Sarl

In October 2006, the Company acquired a 50% joint venture interest in Sonae Sierra Brazil BV Sarl, a fully integrated retail real estate company based in Sao Paulo, Brazil. The Company’s partner in Sonae Sierra Brazil BV Sarl is Sonae Sierra, an international owner, developer and manager of shopping centers based in Portugal. Sonae Sierra Brazil BV Sarl is the managing partner and majority owner of a partnership that owns direct and indirect interests in nine retail assets aggregating 3.6 million square feet of Company-owned GLA and a property management company in Sao Paulo, Brazil, that oversees the leasing and management operations of the portfolio and the development of new shopping centers. Sonae Sierra Brazil BV Sarl owns approximately 95% of the partnership and Enplanta Engenharia, a third party, owns approximately 5%.

In January 2007, this joint venture acquired an additional 73% interest in Shopping Metropole Center and, as such, the joint venture owns 83% of this shopping center. The Company contributed approximately $24.6 million for its proportionate share of the acquisition of the additional interest.

Coventry II Fund

The Company and Coventry Real Estate Advisors (“CREA”) formed Coventry Real Estate Fund II (the “Coventry II Fund”). The Coventry II Fund was formed with several institutional investors and CREA as the investment manager. Neither the Company nor any of its officers owns a common equity interest in this Coventry II Fund or has any incentive compensation tied to this Coventry II Fund. The Coventry II Fund and the Company have agreed to jointly acquire value-added retail properties in the United States. The Coventry II Fund’s strategy is to invest in a variety of retail properties that present opportunities for value creation, such as re-tenanting, market repositioning, redevelopment or expansion.

The Company co-invested 20% in each joint venture and is generally responsible for day-to-day management of the properties. Pursuant to the terms of the joint venture, the Company will earn fees for property management, leasing and construction management. The Company also will earn a promoted interest, along with CREA, above a preferred return after return of capital to fund investors.

At December 31, 2007, the Coventry II Fund had an interest in 11 shopping center investments and 44 retail sites formerly occupied by Service Merchandise.

Retail Value Fund

In February 1998, the Company and an equity affiliate of the Company entered into an agreement with Prudential Real Estate Investors (“PREI”) and formed the Retail Value Fund (the “PREI Fund”). The PREI Fund’s ownership interests in each of the projects are generally structured with the Company owning directly or indirectly a 24.75% limited partnership interest, PREI owning a 74.25% limited partnership interest and Coventry Real Estate Partners (“Coventry I”) owning a 1% general partnership interest, which is wholly-owned by a consolidated entity of the Company at December 31, 2007. The Company acquired the remaining 25% minority interest in Coventry I for an aggregate purchase price of approximately $13.8 million in 2007. The PREI Fund invests in retail properties within the United States that are in need of substantial re-tenanting and market repositioning and may also make equity and debt investments in companies owning or managing retail properties as well as in third party development projects that provide significant growth opportunities. The retail property investments may include enclosed malls, neighborhood and community centers or other potential retail commercial development and redevelopment opportunities. The PREI Fund owned an effective 25.75% ownership interest in two shopping center investments at December 31, 2007.

In June 2007, an asset in Overland Park, Kansas, owned by the PREI Fund, was sold for approximately $8.2 million. The PREI Fund recognized a gain of approximately $1.2 million, of which the Company’s proportionate share was approximately $0.3 million.

In addition, in 2000 the PREI Fund entered into an agreement to acquire properties located in certain western states from Burnham Pacific Properties, Inc. (“Burnham”), with PREI owning a 79% interest, the Company owning a 20% interest and Coventry I owning a 1% interest. The Company earns fees for managing and leasing the properties. At December 31, 2007, the PREI Fund owned two properties. The properties sold in 2006 and 2005 are summarized as follows:

			Joint	Company’s
	Number of	Sales	Venture	Proportionate
	Properties	Price	Gain	Share of Gain
Year	Sold	(Millions)	(Millions)	(Millions)

2006	One	$8.1	$3.7	$1.2
2005	Three(1)	73.3	21.1	6.7

(1)	One of the properties was sold over a two-year period. A majority of the shopping center was sold in 2004 and the outparcels were sold in 2005.

KLA/SM Joint Venture

The Company entered into a joint venture in 2002 with Lubert-Adler Real Estate Funds and Klaff Realty, L.P. (Note 17), which was awarded asset designation rights for all of the retail real estate interests of the bankrupt estate of Service Merchandise Corporation for approximately $242 million. The Company had an approximate 25% interest in the joint venture (“KLA/SM Joint Venture”). In addition, the Company earned fees for the management, leasing, development and disposition of the real estate portfolio. The designation rights enabled the joint venture to determine the ultimate disposition of the real estate interests held by the bankrupt estate.

In August 2006, the Company purchased its then partners’ approximate 75% interest in the remaining 52 assets formerly occupied by Service Merchandise and owned by the KLA/SM Joint Venture at a gross purchase price of approximately $138 million relating to the partners’ approximate 75% ownership interest, based on a total valuation of approximately $185 million for all remaining assets, including outstanding indebtedness.

In September 2006, the Company sold 51 of these assets to Service Holdings LLC (see Coventry II Fund) at a gross purchase price of approximately $185 million and assumed debt of approximately $29 million. The Company recorded a gain of approximately $6.1 million.

The KLA/SM Joint Venture disposed of the following Service Merchandise sites in 2006 and 2005, summarized as follows:

			Joint	Company’s
	Number of	Sales	Venture	Proportionate
	Properties	Price	Gain	Share of Gain
Year	Sold	(Millions)	(Millions)	(Millions)

2006	One	$3.2	$0.2	$—
2005	Eight	19.4	7.6	1.9

The Company also earned disposition, development, management, leasing fees and interest income aggregating $5.7 million and $6.4 million in 2006 and 2005, respectively, relating to this investment.

Adoption of EITF 04-05

In 2006, as a result of the adoption of EITF 04-05, the Company consolidated one limited partnership with total assets and liabilities of $24.4 million and $17.7 million, respectively, which were consolidated into the Company’s financial statements.

Acquisitions of Joint Venture Interests by the Company

The Company purchased its joint venture partner’s interest in the following shopping centers in 2006 and 2005:

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

The Fund acquired the interest in seven assets owned through the DDR Markaz LLC joint venture in June 2007.

Discontinued Operations

Included in discontinued operations in the combined statements of operations for the joint ventures are the following properties sold subsequent to December 31, 2004:

•	A 10% interest in a shopping center in Kildeer, Illinois, sold in 2006;

•	A 20% interest in six Service Merchandise sites and one site sold in 2007 and 2006, respectively;

•	A 20.75% interest in four properties held in the PREI Fund originally acquired from Burnham. A shopping center in Everett, Washington, was sold in 2006. Shopping centers in City of Industry, California; Richmond, California and San Ysidro, California, were sold in 2005;

•	A 25.5% interest in a property held in the PREI Fund in Long Beach, California, sold in 2005;

•	A 25.5% interest in five properties held in the PREI Fund in Kansas City, Kansas and Kansas City, Missouri, one sold in 2007 and four sold in 2006;

•	An approximate 25% interest in one Service Merchandise site and eight sites sold in 2006 and 2005, respectively, and

•	A 50% interest in a property in Fort Worth, Texas, sold in 2006.

In addition, a 50% owned joint venture sold its interest in vacant land in 2007. This disposition did not meet the discontinued operations disclosure requirement.

3.	DDR MDT PS LLC

In June 2006, the Company contributed six properties, aggregating 0.8 million square feet of Company-owned GLA, to a newly formed joint venture with MDT (“DDR MDT PS LLC”). At December 31, 2006, the Company’s investment in DDR MDT PS LLC was considered a significant subsidiary pursuant to the applicable Regulation S-X rules, due to the recognition of a gain of approximately $38.9 million relating to the contribution of the assets to the joint venture.

Under the terms of the joint venture agreement for DDR MDT PS LLC, MDT receives a preferred return on its preferred and common equity investment before the Company receives a return on an agreed-upon common equity investment that has not been recognized in the consolidated balance sheet due to the terms of its subordination. The Company is then entitled to a promoted interest in any cash flow achieved above an agreed-upon leveraged internal rate of return on all common equity. The Company recognizes its proportionate share of equity in earnings of DDR

MDT PS LLC at an amount equal to increases in its common equity investment, based upon an assumed liquidation, including consideration of cash received, of the joint venture at its depreciated book value as of the end of each reporting period. The Company has not recorded any equity in earnings from DDR MDT PS LLC for the years ended December 31, 2007 or 2006.

Condensed financial information of DDR MDT PS LLC is as follows (in thousands):

	December 31,
	2007	2006

Balance Sheet:
Land	$31,759	$31,430
Buildings	87,838	85,152
Fixtures and tenant improvements	1,213	1,177

	120,810	117,759
Less: Accumulated depreciation	(3,668)	(1,338)

	117,142	116,421
Construction in progress	36	12

Real estate, net	117,178	116,433
Receivables, net	4,707	4,121
Other assets	3,100	3,070

	$124,985	$123,624

Mortgage debt	$86,000	$86,000
Amounts payable to DDR	1,469	30
Other liabilities	1,951	1,744

	89,420	87,774
Accumulated equity	35,565	35,850

	$124,985	$123,624

Company’s share of accumulated equity	$—	$—

	For the
	Year Ended
	December 31,
	2007	2006

Statements of Operations:
Revenues from operations	$12,219	$6,255

Expenses:
Rental operation	5,140	2,481
Depreciation and amortization	2,706	1,556
Interest	5,315	3,030

	13,161	7,067

Net loss	$(942)	$(812)

Company’s share of equity in net loss of joint venture	$—	$—

4.	Acquisitions and Pro Forma Financial Information

Acquisitions

On February 22, 2007, IRRETI shareholders approved a merger with a subsidiary of the Company pursuant to a merger agreement among IRRETI, the Company and the subsidiary. Pursuant to the merger, the Company acquired all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share, of which $12.50 per share was funded in cash and $1.50 per share was paid in the form of DDR common shares. As a result, on February 27, 2007, the Company issued 5.7 million DDR common shares to the IRRETI shareholders with an aggregate value of approximately $394.2 million valued at $69.54 per share, which was the average closing price of the Company’s common shares for the 10 trading days immediately preceding the two trading days prior to the IRRETI shareholders’ meeting. The other assets allocation of $34.2 million relates primarily to in-place leases, leasing commissions, tenant relationships and tenant improvements of the properties (Note 7). There was a separate allocation in the purchase price of $7.5 million for above-market leases and $8.4 million for below-market leases. The merger was accounted for utilizing the purchase method of accounting. The Company entered into the merger to acquire a large portfolio of assets, among other reasons.

The IRRETI merger was initially recorded at a total cost of approximately $6.2 billion. Real estate and related assets of approximately $3.1 billion was recorded by the Company and approximately $3.0 billion was recorded by the TIAA-CREF Joint Venture (Note 2). The Company assumed debt at a fair market value of approximately $443.0 million. At the time of the merger, the IRRETI real estate portfolio consisted of 315 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, totaling approximately 35.2 million square feet of Company-owned GLA, and five development properties. In connection with the merger, the TIAA-CREF Joint Venture acquired 66 of these shopping centers totaling approximately 15.6 million square feet of Company-owned GLA. During 2007, the Company transferred $1.2 billion of its interests in an additional 57 shopping centers to unconsolidated joint ventures and sold 21 shopping centers to outside interests that were originally acquired through the merger with IRRETI.

At December 31, 2007, the total aggregate purchase price, which is based on the remaining 171 IRRETI properties the Company wholly-owns, was allocated as follows (in thousands):

Land	$478,197
Building	1,078,815
Tenant improvements	9,949
Intangible assets	41,673

$1,608,634

In 2005, the Mervyns Joint Venture acquired the underlying real estate of 36 operating Mervyns stores for approximately $396.2 million. The assets were acquired from several funds, one of which was managed by Lubert-Adler Real Estate Funds (Note 17). The Mervyns Joint Venture, owned approximately 50% by the Company and 50% by MDT, obtained approximately $258.5 million of debt, of which $212.6 million was a five-year secured non-recourse financing at a fixed rate of approximately 5.2%, and $45.9 million was at LIBOR plus 72 basis points for two years. In 2006, the Mervyns Joint Venture purchased one additional site for approximately $11.0 million, and the Company purchased one additional site for approximately $12.4 million. The Company is responsible for the day-to-day management of the assets and receives fees in accordance with the same fee schedule as DDR Macquarie Fund LLC for property management services.

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

In 2005, the Company completed the acquisition of 15 retail real estate assets located in Puerto Rico from Caribbean Property Group LLC and related entities (“CPG”) for approximately $1.2 billion (“CPG Properties”). The financing for the transaction was provided by the assumption of approximately $660 million of existing debt and line of credit borrowings on the Company’s senior unsecured credit facility and the application of a $30 million deposit funded in 2004. Included in the assets acquired are the land, building and tenant improvements associated with the underlying real estate. The other assets allocation of $12.6 million relates primarily to in-place leases, leasing commissions, tenant relationships and tenant improvements of the properties (Note 7). There was a separate allocation in the purchase price of $8.1 million for above-market leases and $1.4 million for below-market leases. The Company entered into this transaction to obtain a shopping center portfolio in Puerto Rico, a market where the Company previously did not own assets.

Pro Forma Financial Information

The following unaudited supplemental pro forma operating data is presented for the years ended December 31, 2007 and 2006, as if the IRRETI merger and the formation of the TIAA-CREF Joint Venture had occurred at the beginning of each period presented. The following unaudited supplemental pro forma operating data is presented for the year ended December 31, 2005 as if the acquisition of the CPG Properties was completed at the beginning of the period. Pro forma amounts include general and administrative expenses that IRRETI reported in its historical results of approximately $48.3 million for the year ended 2007, including severance, a substantial portion of which management believes to be non-recurring.

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

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated, nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

	For the Year Ended
	December 31,
	(Unaudited)
	2007	2006	2005

Pro forma revenues	$937,745	$930,814	$686,054

Pro forma income from continuing operations	$146,417	$203,155	$164,348

Pro forma income from discontinued operations	$20,442	$21,230	$31,706

Pro forma net income applicable to common shareholders	$184,909	$244,460	$229,025

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.33	$1.77	$1.82
Income from discontinued operations	0.17	0.17	0.29

Net income applicable to common shareholders	$1.50	$1.94	$2.11

Diluted earning per share data:
Income from continuing operations applicable to common shareholders	$1.32	$1.76	$1.81
Income from discontinued operations	0.16	0.17	0.29

Net income applicable to common shareholders	$1.48	$1.93	$2.10

The above supplemental pro forma financial information does not present the acquisitions described below or the disposition of real estate assets. In addition, the above supplemental pro forma operating data does not present the sale of assets for the years ended December 31, 2007 and 2006, or the formation of the Dividend Capital Total Realty Trust Joint Venture. The Company sold 78 of the assets acquired in the merger with IRRETI to an independent buyer and through the contribution of assets to joint ventures.

During the year ended December 31, 2006, the Company acquired its partners’ interests, at an initial aggregate investment of approximately $94.1 million, net of mortgages assumed, in the following joint venture properties:

		Company-
		Owned
	Interest	Square Feet
	Acquired	(Thousands)

Phoenix, Arizona	50%	197
Pasadena, California	75%	557
Salisbury, Maryland	50%	126
Apex, North Carolina	80%/20%	324
San Antonio, Texas	50%	Under Development

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

5.	Notes Receivable

The Company owns notes receivables aggregating $18.6 million and $18.2 million, including accrued interest, at December 31, 2007 and 2006, respectively, which are classified as held to maturity. The notes are secured by certain rights in future development projects and partnership interests. The notes bear interest ranging from 5.5% to 12.0% with maturity dates ranging from payment on demand through July 2026.

Included in notes receivable are $17.4 million and $16.5 million of tax incremental financing bonds or notes (“TIF Bonds”), plus accrued interest at December 31, 2007 and 2006, respectively, from the Town of Plainville, Connecticut (the “Plainville Bonds”), the City of Merriam, Kansas (the “Merriam Bonds”), the City of St. Louis, Missouri (the “Southtown Notes”) and the Chemung County Industrial Development Agency (the “Horsehead Bonds”). The Plainville Bonds, with a principal balance of $7.0 million and $7.1 million at December 31, 2007 and 2006, respectively, mature in April 2021 and bear interest at 7.125%. The Merriam Bonds, with a principal balance of $6.0 million and $7.1 million at December 31, 2007 and 2006, respectively, mature in February 2016 and bear interest at 6.9%. The Southtown Notes, with a principal balance of $2.5 million and $2.3 million at December 31, 2007 and 2006, respectively, mature in July 2026 and bear interest ranging from 7.13% to 8.50%. The Horsehead Bonds, with an aggregate principal balance of $1.9 million at December 31, 2007, mature in April 2014 and April 2018, respectively, and bear interest at 5.5%. Interest and principal are payable solely from the incremental real estate taxes, if any, generated by the respective shopping center and development project pursuant to the terms of the financing agreement.

6.	Deferred Charges

Deferred charges consist of the following (in thousands):

	December 31,
	2007	2006

Deferred financing costs	$54,547	$39,748
Less: Accumulated amortization	(23,375)	(16,040)

	$31,172	$23,708

The Company incurred deferred financing costs aggregating $17.6 million and $9.6 million in 2007 and 2006, respectively. Deferred financing costs paid in 2007 and 2006 primarily relate to the issuance of convertible notes (Note 9), modification of the Company’s unsecured credit agreements, and expansion of term loans (Note 8).

Amortization of deferred charges was $10.1 million, $7.1 million and $6.1 million for the years ended December 2007, 2006 and 2005, respectively.

7.	Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2007	2006

Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$31,201	$1,485
Tenant relations, net	22,102	12,969

Total intangible assets	53,303	14,454
Other assets:
Prepaids, deposits and other assets	80,191	65,013

Total other assets	$133,494	$79,467

The amortization period of the in-place leases and tenant relations is approximately two to 31 years and ten years, respectively. The Company recorded amortization expense of approximately $8.2 million, $5.5 million and $6.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated amortization expense associated with the Company’s intangible assets is $8.5 million, $8.4 million, $8.4 million, $7.5 million and $7.4 million for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, respectively. Other assets consist primarily of deposits, land options and other prepaid expenses.

8.	Revolving Credit Facilities and Term Loans

The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”), which was amended in December 2007. The Unsecured Credit Facility allows for borrowings of $1.25 billion, an accordion feature for a future expansion to $1.4 billion and a maturity date of June 2010, with a one-year extension option. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the Unsecured Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the prime rate, as defined in the facility or (ii) LIBOR, plus a specified spread (0.60% at December 31, 2007). The specified spread over LIBOR varies depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. The Company was in compliance with these covenants at December 31, 2007. The facility also provides for a facility fee of 0.15% on the entire facility. At December 31, 2007 and 2006, total borrowings under the Unsecured Credit Facility aggregated $709.5 million and $297.5 million, respectively, with a weighted average interest rate of 5.5% and 5.6%, respectively.

The Company also maintains a $75 million unsecured revolving credit facility, amended in December 2007, with National City Bank (together with the $1.25 billion Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option, and reflects terms consistent with those contained in the Unsecured Credit Facility. Borrowings under the facility bear interest at variable rates based on the prime rate as defined in the facility or LIBOR plus a specified spread (0.60% at December 31, 2007). The specified spread over LIBOR is dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at December 31, 2007. At December 31, 2007 and 2006, there were no borrowings outstanding.

Additionally, the Company maintains a collateralized term loan with a syndicate of financial institutions, for which KeyBank Capital Markets serves as the administrative agent (“Term Loan”). The Term Loan was amended in 2007 to increase the borrowings to $800 million, to extend the maturity date and to reduce the interest rate to LIBOR plus a specified spread based on the Company’s current credit rating (0.70% at December 31, 2007). The Term Loan matures in February 2011, with a one-year extension option. The collateral for this Term Loan is assets, or investment interests in certain assets, that are already collateralized by first mortgage loans. The Company is required to comply with similar covenants as agreed upon in the Company’s Revolving Credit Facilities. The Company was in compliance with these covenants at December 31, 2007. At December 31, 2007 and 2006, total borrowings under this facility aggregated $800.0 million and $400.0 million, respectively, with a weighted average interest rate of 5.8% and 5.9%, respectively.

In February 2007, the Company entered into a $750 million unsecured bridge facility (“Bridge Facility”) with Bank of America, N.A. in connection with the financing of the IRRETI merger. The Bridge Facility had a maturity date of August 2007 and bore interest at LIBOR plus 0.75%. This Bridge Facility was repaid in June 2007. Following the repayment, the Company did not have the right to draw on this Bridge Facility.

Total fees paid by the Company on its Revolving Credit Facilities and Term Loans in 2007, 2006 and 2005 aggregated approximately $1.9 million, $1.7 million and $2.0 million, respectively. At December 31, 2007 and 2006, the Company was in compliance with all of the financial and other covenant requirements.

9.	Fixed-Rate Notes

The Company had outstanding, unsecured fixed-rate notes in the aggregate of approximately $2.6 billion and $2.2 billion at December 31, 2007 and 2006, respectively. Several of the notes were issued at a discount aggregating $2.8 million and $3.9 million at December 31, 2007 and 2006, respectively. The effective interest rates of the unsecured notes range from 3.4% to 7.5% per annum.

In March 2007, the Company issued $600 million of 3.0% senior convertible notes due in 2012 (the “2007 Senior Convertible Notes”). The 2007 Senior Convertible Notes were issued at par and pay interest in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2007. The 2007 Senior Convertible Notes are senior unsecured obligations and rank equally with all other senior unsecured indebtedness. The 2007 Senior Convertible Notes are subject to net settlement and have an initial conversion price of approximately $74.75 per common share. If certain conditions are met, the incremental value can be settled in cash or the Company’s common shares, at the Company’s option. The 2007 Senior Convertible Notes may only be converted prior to maturity based on certain provisions in the governing note documents. In connection with the issuance of these notes, the Company entered into a registration rights agreement for the common shares that may be issuable upon conversion of the 2007 Senior Convertible Notes.

Concurrent with the issuance of the 2007 Senior Convertible Notes, the Company purchased an option on its common stock in a private transaction in order to effectively increase the conversion price of the notes to an initial conversion price of $87.21 per share. This purchase option allows the Company to receive a number of the Company’s common shares (up to a maximum of approximately 1.1 million shares), from counterparties equal to the amounts of common shares and/or cash related to the excess conversion value that it would pay to the holders of the 2007 Senior Convertible Notes upon conversion. The option, which cost $32.6 million, was recorded as a reduction of shareholders’ equity.

In August 2006, the Company issued $250 million of senior convertible notes due 2011 (the “2006 Senior Convertible Notes”) (together with the 2007 Senior Convertible Notes , the “Senior Convertible Notes”). The 2006 Senior Convertible Notes are subject to net settlement have an initial conversion price of $65.11 per share into the Company’s common shares or cash, at the option of the Company. In connection with the issuance of these notes, the Company entered into a registration rights agreement for the common shares that may be issuable upon conversion of the 2006 Senior Convertible Notes.

Concurrent with the issuance of the 2006 Senior Convertible Notes, the Company purchased an option on its common stock in a private transaction, effectively increasing the conversion price of the notes to an initial conversion price of $74.41 per common share. This option allows the Company to receive shares of the Company’s common shares (up to a maximum of approximately 0.5 million shares) from counterparties equal to the amounts of common shares and/or cash related to the excess conversion value that the Company would pay to the holders of the 2006 Senior Convertible Notes upon conversion. The option will terminate upon the earlier of the maturity dates of the related 2006 Senior Convertible Notes or the first day all of the related 2006 Senior Convertible Notes are no longer outstanding due to conversion or otherwise. The option, which cost $10.3 million, was recorded as a reduction of shareholders’ equity.

The Company’s various fixed-rate notes have maturities ranging from January 2008 to July 2018. Interest coupon rates ranged from approximately 3.0% to 7.5% (averaging 4.5% and 5.1% at December 31, 2007 and 2006, respectively). Notes issued prior to December 31, 2001, aggregating $200 million, may not be redeemed by the Company prior to maturity and will not be subject to any sinking fund requirements. Notes issued subsequent to 2001, aggregating $1.2 billion at December 31, 2007, may be redeemed based upon a yield maintenance calculation. The notes issued in October 2005 (aggregating $348.9 million) are redeemable prior to maturity at par value plus a make-whole premium. If the notes issued in October 2005 are redeemed within 90 days of the maturity date, no make-whole premium will be paid. The convertible notes aggregating $850 million may be converted prior to maturity into cash equal to the lesser of the principal amount of the note or the conversion value and, to the extent the conversion value exceeds the principal amount of the note, shares of the Company’s common stock. The fixed-rate senior notes and convertible notes were issued pursuant to an indenture dated May 1, 1994, as amended, which contains certain covenants including limitation on incurrence of debt, maintenance of unencumbered real estate assets and debt service coverage. Interest is paid semi-annually in arrears.

10.	Mortgages Payable and Scheduled Principal Repayments

At December 31, 2007, mortgages payable, collateralized by investments and real estate with a net book value of approximately $2.9 billion and related tenant leases, are generally due in monthly installments of principal and/or interest and mature at various dates through 2037. Fixed-rate debt obligations included in mortgages payable at December 31, 2007 and 2006, aggregated approximately $1,310.8 million and $1,140.9 million, respectively. Fixed interest rates ranged from approximately 4.2% to 10.2% (averaging 6.2% and 6.6% at December 31, 2007 and 2006, respectively). Variable-rate debt obligations totaled approximately $148.5 million and $192.4 million at December 31, 2007 and 2006, respectively. Interest rates on the variable-rate debt averaged 6.2% at December 31, 2007 and 2006.

Included in mortgage debt are $72.8 million and $14.1 million of tax-exempt certificates with a weighted average fixed interest rate of 4.1% and 7.0% at December 31, 2007 and 2006, respectively.

As of December 31, 2007, the scheduled principal payments of the Revolving Credit Facilities, Term Loans, fixed-rate senior notes and mortgages payable for the next five years and thereafter are as follows (in thousands):

Year	Amount

2008	$389,643
2009	426,091
2010	1,592,060
2011	1,502,282
2012	1,064,800
Thereafter	616,138

$5,591,014

Included in principal payments are $709.5 million in the year 2010 and $800 million in the year 2011, associated with the maturing of the Revolving Credit Facilities and the Term Loans, respectively.

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

Notes receivable and advances to affiliates

The fair value is estimated by discounting the current rates at which management believes similar loans would be made. The fair value of these notes was approximately $16.9 million and $29.0 million at December 31, 2007 and 2006, respectively, as compared to the carrying amounts of $16.9 million and $28.4 million, respectively. The carrying value of the TIF Bonds (Note 5) approximated its fair value at December 31, 2007 and 2006. The fair value of loans to affiliates is not readily determinable and has been estimated by management based upon its assessment of the interest rate and credit risk.

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

Financial instruments at December 31, 2007 and 2006, with carrying values that are different than estimated fair values, are summarized as follows (in thousands):

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior notes	$2,622,219	$2,450,361	$2,218,020	$2,221,553
Mortgages payable and other indebtedness	1,459,336	1,501,345	1,333,292	1,347,501

	$4,081,555	$3,951,706	$3,551,312	$3,569,054

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of the hedged items and whether those derivatives can be expected to remain highly effective in future periods. Should it be determined that a derivative is not (or has ceased to be) highly effective as a hedge, the Company will discontinue hedge accounting on a prospective basis.

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

Cash Flow Hedges

In November 2007, the Company entered into a treasury lock with a notional amount of $100 million. The treasury lock was executed to hedge the benchmark interest rate associated with forecasted interest payments associated with the anticipated issuance of fixed-rate borrowings, with a maximum term of five years. The treasury lock was designated and qualified as a cash flow hedge at December 31, 2007. The treasury lock had a negative fair value of $2.3 million at December 31, 2007, and is included within other liabilities in the consolidated balance sheet. All components of the treasury lock’s loss were included in the assessment of hedge effectiveness, and the amount of hedge ineffectiveness recorded for the year ended December 31, 2007, was not material. Upon commencement of the forecasted interest payments, which are expected to occur in the first quarter of 2008, the Company will reclassify its gain or loss on the effective portion of the treasury lock from accumulated other comprehensive income into earnings, based on the effective-yield method. The treasury lock has a strike price of 3.9% and will expire in February 2008.

In August 2007, the Company entered into an interest rate swap with a notional amount of $100 million for a 4.5-year term. This swap was executed to hedge a portion of interest rate risk associated with variable-rate borrowings. The swap was effective at August 2007, and converts LIBOR into a fixed rate of approximately 4.8% for $100 million of term loan debt.

In February 2007, a consolidated affiliate of the Company entered into an aggregate notional amount of $600 million of forward-starting interest rate swaps. The swaps were executed to hedge the benchmark interest rate and swap spread associated with forecasted interest payments related to the anticipated issuance of fixed-rate borrowings. The swaps were terminated in connection with the issuance of the forecasted fixed-rate borrowing formation and financing of the Fund (Note 2) in April 2007.

In 2006, the Company entered into five interest rate swaps with notional amounts aggregating $500 million ($200 million for a three-year term and $300 million for a four-year term). Interest rate swaps aggregating $400 million effectively convert Term Loan floating rate debt into a fixed rate of approximately 5.8%. Interest rate swaps aggregating $100 million effectively convert Revolving Credit Facilities floating rate debt into a fixed rate of approximately 5.4%. As of December 31, 2007 and 2006, the aggregate fair value of the Company’s $600 million and $500 million, respectively, of interest rate swaps was a liability of $17.8 million and $1.1 million, respectively, which is included in other liabilities in the consolidated balance sheets. For the year ended December 31, 2007, the amount of hedge ineffectiveness was not material.

All components of the interest rate swaps were included in the assessment of hedge effectiveness. The Company expects that within the next 12 months it will reflect as a decrease to earnings of $5.9 million for the amount recorded in accumulated other comprehensive income. The fair value of the interest rate swaps is based upon the estimated amounts the Company would receive or pay to terminate the contracts at the reporting date and is determined using interest rate market pricing models.

Unconsolidated Joint Venture Derivative Instruments

At December 31, 2007 and 2006, certain of the Company’s unconsolidated joint ventures had interest rate swaps with notional amounts aggregating $557.3 million converting LIBOR to a weighted average fixed rate of approximately 5.28%. The aggregate fair value of these instruments at December 31, 2007 and 2006, was a liability of $20.5 million and $5.0 million, respectively.

12.	Commitments and Contingencies

Leases

The Company is engaged in the operation of shopping centers, which are either owned or, with respect to certain shopping centers, operated under long-term ground leases that expire at various dates through 2070, with renewal options. Space in the shopping centers is leased to tenants pursuant to agreements that provide for terms ranging generally from one month to 30 years and, in some cases, for annual rentals subject to upward adjustments based on operating expense levels, sales volume or contractual increases as defined in the lease agreements.

The scheduled future minimum revenues from rental properties under the terms of all non-cancelable tenant leases, assuming no new or renegotiated leases or option extensions for such premises for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

2008	$616,158
2009	569,938
2010	520,608
2011	464,610
2012	397,303
Thereafter	2,088,278

$4,656,895

Scheduled minimum rental payments under the terms of all capital and non-cancelable operating leases in which the Company is the lessee, principally for office space and ground leases, for the subsequent five years ending December 31, are as follows for continuing operations (in thousands):

	Operating	Capital
	Leases	Leases

2008	$5,446	$315
2009	5,179	315
2010	4,697	315
2011	4,602	315
2012	4,133	350
Thereafter	149,378	11,933

	$173,435	$13,543

Commitments and Guarantees

In conjunction with the development and expansion of various shopping centers, the Company has entered into agreements with general contractors for the construction of shopping centers aggregating approximately $60.5 million as of December 31, 2007.

At December 31, 2007, the Company had outstanding letters of credit of approximately $76.3 million. The Company has not recorded any obligation associated with these letters of credit. The majority of the letters of credit are collateral for existing indebtedness and other obligations of the Company.

As discussed in Note 2, the Company and certain equity affiliates entered into several unconsolidated joint ventures with various third-party developers. In conjunction with certain joint venture agreements, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects, composed principally of outstanding construction contracts, aggregating approximately $38.9 million as of December 31, 2007. The Company and/or its equity affiliates are entitled to receive a priority return on these capital advances at rates ranging from 10.0% to 11.0%.

In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount, aggregating $71.3 million at December 31, 2007. The Company and its joint venture partner provided a $33.0 million payment and performance guarantee on behalf of the Mervyns Joint Venture to the joint venture’s lender in certain events such as the bankruptcy of Mervyns. The Company’s maximum obligation is equal to its effective 50% ownership percentage, or $16.5 million.

In connection with the transfer of one of the properties to DDR Macquarie Fund LLC, the Company deferred the recognition of approximately $2.6 million at December 31, 2007, of the gain on sale of real estate related to a shortfall agreement guarantee maintained by the Company. DDR Macquarie Fund LLC is obligated to fund any shortfall amount caused by the failure of the landlord or tenant to pay taxes on the shopping center when due and payable. The Company is obligated to pay any shortfall to the extent that the shortfall is not caused by the failure of the landlord or tenant to pay taxes on the shopping center when due and payable. No shortfall payments have been made on this property since the completion of construction in 1997.

The Company entered into master lease agreements from 2005 through 2007 in connection with the transfer of properties to certain unconsolidated joint ventures, which are recorded as a liability and reduction of its related gain. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At December 31, 2007, the Company’s significant master lease obligations, included in accounts payable and other expenses, in the following amounts, were incurred with the properties transferred to the following unconsolidated joint ventures (in millions):

	December 31,
	2007	2006

DDR Macquarie Fund LLC	$0.1	$2.1
DDR Markaz II	0.2	0.6
DDR MDT PS LLC	1.1	3.3
Dividend Capital Total Realty Trust Joint Venture	1.0	—

	$2.4	$6.0

In connection with Service Holdings LLC, the Company guaranteed the base rental income from one to three years for various affiliates of Service Holdings LLC in the aggregate amount of $2.8 million. The Company has not recorded a liability for the guarantee, as the subtenants of Service Holdings LLC affiliates are paying rent as due. The Company has recourse against the other parties in the partnership in the event of default. No assets of the Company are currently held as collateral to pay this guarantee.

As a result of the IRRETI merger, the Company assumed certain environmental and non-recourse obligations of DDR — SAU Retail Fund LLC pursuant to eight guaranty and environmental indemnity agreements. The

Company’s guaranty is capped at $43.1 million in the aggregate, except for certain events, such as fraud, intentional misrepresentation or misappropriation of funds.

Related to one of the Company’s developments in Long Beach, California, the Company guaranteed the payment of any special taxes levied on the property within the City of Long Beach Community Facilities District No. 6 and attributable to the payment of debt service on the bonds for periods prior to the completion of certain improvements related to this project. In addition, an affiliate of the Company has agreed to make an annual payment of approximately $0.6 million to defray a portion of the operating expenses of a parking garage through the earlier of October 2032 or the date when the city’s parking garage bonds are repaid. No assets of the Company are currently held as collateral related to these obligations. The Company has not recorded a liability for the guarantee.

The Company has guaranteed certain special assessment and revenue bonds issued by the Midtown Miami Community Development District. The bond proceeds were used by the District to finance certain infrastructure and parking facility improvements. As of December 31, 2007, the remaining debt service obligation guaranteed by the Company was $11.7 million. In the event of a debt service shortfall, the Company is responsible for satisfying the shortfall. There are no assets held as collateral or liabilities recorded related to these guarantees. To date, tax revenues have exceeded the debt service payments for these bonds.

Related to the development of a shopping center in San Antonio, Texas, the Company guaranteed the payment of certain road improvements expected to be funded by the City of San Antonio, Texas, of approximately $0.8 million. These road improvements are expected to be completed in 2008. There are no assets held as collateral or liabilities recorded related to this guarantee.

The Company continually monitors obligations and commitments entered into on its behalf. There have been no other material items entered into by the Company since December 31, 2003, through December 31, 2007, other than as described above.

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

Minority Equity Interests

Minority equity interests consist of the following (in millions):

	December 31,
	2007	2006

Mervyns Joint Venture	$74.6	$77.6
Shopping centers and development parcels in Arizona, Missouri, New York, Texas and Utah	3.8	8.2
Business center in Massachusetts	20.5	16.5
Coventry I	—	2.3
ECE Joint Venture	12.9	—

	$111.8	$104.6

Operating Partnership Minority Interests

At December 31, 2007 and 2006, the Company had 861,893 and 872,373 operating partnership minority interests (“OP Units”) outstanding, respectively. These OP Units, issued to different partnerships, are exchangeable, at the election of the OP Unit holder, and under certain circumstances at the option of the Company, into an equivalent number of the Company’s common shares or for the equivalent amount of cash. Most of these OP Units have registration rights agreements equivalent to the amount of OP Units held by the holder if the Company elects to settle in its common shares. The liability for the OP Units is classified on the Company’s balance sheet as operating partnership minority interests.

The OP Unit holders are entitled to receive distributions, per OP Unit, generally equal to the per share distributions on the Company’s common shares.

In 2007, the Company purchased 10,480 OP Units for cash of $0.7 million. In 2006, the Company purchased 32,274 OP Units for cash of $2.1 million. Also in 2006, 0.4 million of OP Units were converted into an equivalent number of common shares of the Company. These transactions were treated as a purchase of minority interest.

Preferred Operating Partnership Units

In February 2007, a consolidated subsidiary of the Company issued to a designee of Wachovia Bank, N.A. (“Wachovia”), 20 million preferred units (the “Preferred OP Units”), with a liquidation preference of $25 per unit, aggregating $500 million of one of the net assets of the Company’s consolidated subsidiaries. In accordance with terms of the agreement, the Preferred OP Units were redeemed at 97.0% of par in June 2007 from the proceeds related to the sale of assets.

Preferred Shares

The Company’s preferred shares outstanding at December 31 are as follows (in thousands):

	2007	2006

Class F — 8.60% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 600,000 shares issued and outstanding at December 31, 2006	$—	$150,000
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at December 31, 2007 and 2006	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at December 31, 2007 and 2006	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 345,000 shares authorized; 340,000 shares issued and outstanding at December 31, 2007 and 2006	170,000	170,000

	$555,000	$705,000

In April 2007, the Company redeemed all outstanding shares of its 8.6% Class F Cumulative Redeemable Preferred Shares, aggregating $150 million, at a redemption price of $25.10750 per Class F Preferred Share (the sum of $25.00 per share and a dividend per share of $0.10750 prorated to the redemption date). The Company recorded a charge to net income applicable to common shareholders of $5.4 million relating to the write-off of original issuance costs.

The Class G depositary shares represent 1/10 of a preferred share and have a stated value of $250 per share. The Class H and I depositary shares represent 1/20 of a Class H and Class I preferred share, respectively, and have a stated value of $500 per share. The Class G, Class H and Class I depositary shares are not redeemable by the Company prior to March 28, 2008, July 28, 2008, and May 7, 2009, respectively, except in certain circumstances relating to the preservation of the Company’s status as a REIT.

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

In December 2006, the Company entered into forward-sale agreements in anticipation of the merger with IRRETI (Note 4). In February 2007, the Company settled this contract and issued an aggregate of 11.6 million of its common shares for approximately $750 million. In February 2007, the Company issued an additional 5.7 million of its common shares as a part of the consideration to the IRRETI shareholders (Note 4).

Common Shares in Treasury and Deferred Compensation Obligations

In August 2006 and March 2007, the Company’s Board of Directors authorized the Company to repurchase 909,000 and 1,878,311 common shares, respectively, of the Company’s common stock at a cost of $53.15 per share and $62.29 per share, respectively, in connection with the issuance of the Company’s convertible notes in each respective year (Note 9). In June 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. As of December 31, 2007, the Company had repurchased 5.6 million of its common shares under this program at a weighted average cost of $46.66 per share.

In 2006 and 2005, certain officers and a director of the Company completed a stock for stock option exercise and received approximately 0.3 million and 0.1 million common shares, respectively, in exchange for 0.2 million and 0.1 million common shares of the Company. In addition, vesting of restricted stock grants approximating 0.1 million, less than 0.1 million and 0.1 million common shares in 2007, 2006 and 2005, respectively, was deferred. The Company recorded $6.7 million, $0.8 million and $1.4 million in 2007, 2006 and 2005, respectively, in shareholders’ equity as deferred compensation obligations for the vested restricted stock deferred into the Company’s non-qualified deferred compensation plans.

14.	Other Income

Other income from continuing operations was composed of the following (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Lease terminations and bankruptcy settlements	$4,989	$13,989	$5,078
Acquisition and financing fees (1)	7,881	414	2,424
Other, net	855	454	960

Total other income	$13,725	$14,857	$8,462

(1)	Includes acquisition fees of $6.3 million earned from the formation of the TIAA-CREF Joint Venture in February 2007, excluding the Company’s retained ownership interest of approximately 15%. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets. Financing fees were earned in connection with the formation and refinancing of unconsolidated joint ventures, excluding the Company’s retained ownership interest. The Company’s fees are earned in conjunction with the closing and amount of the financing transaction by the joint venture.

15.	Comprehensive Income

Comprehensive income is as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Net income	$276,047	$253,264	$282,643
Other comprehensive income:
Change in fair value of interest rate contracts	(20,126)	(2,729)	10,619
Amortization of interest rate contracts	(1,454)	(1,454)	(520)
Foreign currency translation	22,716	1,587	—

Other comprehensive income	1,136	(2,596)	10,099

Total comprehensive income	$277,183	$250,668	$292,742

16.	Discontinued Operations and Disposition of Real Estate and Real Estate Investments

Discontinued Operations

During the year ended December 31, 2007, the Company sold 67 properties (including one property held for sale at December 31, 2006, and 22 properties acquired through the IRRETI merger in 2007) and one property was classified as held for sale, which were classified as discontinued operations for the years ended December 31, 2007, 2006 and 2005, aggregating 6.3 million square feet of Company-owned GLA. The Company had one property considered held for sale at December 31, 2007 and 2006. Included in discontinued operations for the three years ending December 31, 2007, are 109 properties aggregating 11.0 million square feet of Company-owned GLA. Of these properties, 84 previously had been included in the shopping center segment and 25 of these properties previously had been included in the business center segment (Note 21). The operations of these properties have been reflected on a comparative basis as discontinued operations in the consolidated financial statements for the three years ended December 31, included herein.

The balance sheet relating to the assets held for sale and the operating results relating to assets sold or designated as assets held for sale after December 31, 2004, are as follows (in thousands):

	December 31,
	2007	2006

Land	$3,365	$685
Building	2,494	7,679
Other real estate assets	4	194

	5,863	8,558
Less: Accumulated depreciation	(67)	(3,326)

	5,796	5,232
Other assets	—	92

Total assets held for sale	$5,796	$5,324

	For the Year Ended December 31,
	2007	2006	2005

Revenues	$28,839	$49,402	$70,462

Expenses:
Operating	8,206	13,407	22,086
Impairment charge	—	—	642
Interest, net	7,176	14,295	15,531
Depreciation	5,274	11,521	17,097
Minority interests	—	—	67

	20,656	39,223	55,423

Income from discontinued operations	8,183	10,179	15,039
Gain on disposition of real estate, net of tax	12,259	11,051	16,667

	$20,442	$21,230	$31,706

The Company sold properties and recorded gains on dispositions, as described below, for the three years ended December 31, 2007 (in millions):

	Number of	Gain on
	Properties	Disposition of
	Sold	Real Estate

2007	67	$12.3
2006	6	11.1
2005	35	16.7

In the second quarter of 2005, the Company recorded an impairment charge of $0.6 million relating to one remaining former Best Products site sold in the third quarter of 2005. This impairment charge was reclassified into discontinued operations (see table above) due to the sale of the property.

Disposition of Real Estate and Real Estate Investments

The Company recorded gains on disposition of real estate and real estate investments for the three years ended December 31, 2007, as follows (in millions):

	For the Year Ended December 31,
	2007	2006	2005

Transfer of assets to DDR Domestic Retail Fund I (1)(2)	$1.8	$—	$—
Transfer of assets to Dividend Capital Total Realty Trust Joint Venture (1)(3)	50.3	—	—
Transfer of assets to DPG Realty Holdings LLC (1)(4)	—	0.6	—
Transfer of assets to DDR Macquarie Fund LLC (1)(5)	—	9.2	81.2
Transfer of assets to DDR MDT PS LLC (1)(6)	—	38.9	—
Transfer of assets to Service Holdings LLC (1)(7)	—	6.1
Land sales (8)	14.0	14.8	6.0
Previously deferred gains and other gains and losses on dispositions (9)	2.8	2.4	0.9

	$68.9	$72.0	$88.1

(1)	This disposition is not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	The Company transferred two wholly-owned assets. The Company did not record a gain on the contribution of 54 assets, as these assets were recently acquired through the merger with IRRETI.

(3)	The Company transferred three recently developed assets.

(4)	The Company transferred a newly developed expansion area adjacent to a shopping center owned by the joint venture.

(5)	The Company transferred three assets in 2007, newly developed expansion areas adjacent to four shopping centers owned by the joint venture in 2006 and 12 assets in 2005. The Company did not record a gain on the contribution of three assets in 2007, as these assets were recently acquired through the merger with IRRETI.

(6)	The Company transferred six recently developed assets.

(7)	The Company transferred 51 retail sites previously occupied by Service Merchandise.

(8)	These dispositions did not meet the criteria for discontinued operations as the land did not have any significant operations prior to disposition.

(9)	These gains and losses are primarily attributable to the subsequent leasing of units related to master lease and other obligations originally established on disposed properties, which are no longer required.

17.	Transactions With Related Parties

The Company sold a 4% interest in Coventry I to certain Coventry I employees in 2005. At December 31, 2007, the Company owns a 100% interest in Coventry I (Note 2).

As discussed in Note 2, the Company entered into the KLA/SM Joint Venture in March 2002 with Lubert-Adler Real Estate Funds, which is owned in part by a director of the Company. In August 2006, the Company purchased its then partners’ approximate 75% interest in the remaining 52 assets at a gross purchase price of approximately $138 million relating to the partners’ ownership, based on a total valuation of approximately $185 million for all remaining assets, including outstanding indebtedness. The Company sold 51 of the assets to Service Holdings LLC in September 2006.

As discussed in Note 4, in 2005 the Company entered into the Mervyns Joint Venture that acquired the underlying real estate of 36 operating Mervyns stores for approximately $396.2 million. In 2006, the Mervyns Joint Venture purchased one additional site for approximately $11.0 million, and the Company purchased one additional site for approximately $12.4 million. In 2005, the Company also purchased an additional site for approximately $14.4 million. The assets were acquired from several funds, one of which was managed by Lubert-Adler Real Estate Funds, which is owned in part by a director of the Company.

The Company has a lease for office space owned by the mother of the Chairman of the Board and CEO (“CEO”). General and administrative rental expense associated with this office space aggregated $0.6 million for each of the years ended December 31, 2007, 2006 and 2005. The Company periodically utilizes a conference center owned by the trust of Bert Wolstein, deceased founder of the Company, father of the CEO, and one of its principal shareholders, for Company-sponsored events and meetings. The Company paid $0.2 million in 2007 and less than $0.1 million in each year ended 2006 and 2005 for the use of this facility.

Transactions with the Company’s equity affiliates are described in Note 2.

18.	Benefit Plans

Stock-Based Compensation

The Company’s stock option and equity-based award plans provide for grants to employees of the Company of incentive and non-qualified stock options to purchase common shares of the Company, rights to receive the appreciation in value of common shares, awards of common shares subject to restrictions on transfer, awards of common shares issuable in the future upon satisfaction of certain conditions and rights to purchase common shares and other awards based on common shares. Under the terms of the award plans, awards available for grant approximated 1.7 million shares at December 31, 2007. Options may be granted at per share prices not less than fair market value at the date of grant, and in the case of options, must be exercisable within the maximum contractual term of 10 years thereof (or, with respect to incentive options granted to certain shareholders, within five years thereof). Options granted under the plans generally vest one year after the date of grant as to one-third of the optioned shares, with the remaining options vesting over the following two-year period.

In previous years, the Company granted options to its directors. Such options were granted at the fair market value on the date of grant. All of the options granted to the directors are currently exercisable.

Effective January 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method. The Company’s consolidated financial statements as of and for the years ended December 31, 2007 and 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Prior to the adoption of FAS 123(R), the Company applied APB 25, “Accounting for Stock Issued to Employees,” in accounting for its plans. Accordingly, the Company did not recognize compensation cost for stock options when the option exercise price equaled or exceeded the market value on the date of the grant. See Note 1 for disclosure of pro forma information regarding net income and earnings per share for 2005. Assuming application of the fair value method pursuant to SFAS 123, the compensation cost, which was required to be charged against income for all of the above mentioned plans, was $5.3 million for 2005.

The fair values for stock-based awards granted in 2007, 2006 and 2005 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For the Year Ended December 31,
	2007	2006	2005

Weighted average fair value of grants	$9.76	$6.50	$4.52
Risk-free interest rate (range)	4.1% - 4.8%	4.4% - 5.1%	3.2% - 4.3%
Dividend yield (range)	4.0% - 4.9%	4.2% - 5.0%	4.6% - 5.4%
Expected life (range)	3 - 5 years	3 - 4 years	3 - 6 years
Expected volatility (range)	19.2% - 20.3%	19.8% - 20.3%	19.8% - 22.9%

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

The following table reflects the stock option activity described above (aggregate intrinsic value in thousands):

				Weighted-
			Weighted-	Average
			Average	Remaining	Aggregate
	Number of Options		Exercise	Contractual	Intrinsic
	Employees	Directors	Price	Term	Value

Balance December 31, 2004	1,976	88	$25.66
Granted	622	—	41.96
Exercised	(639)	(26)	20.00
Forfeited	(56)	—	34.76

Balance December 31, 2005	1,903	62	$32.46
Granted	302	—	51.19
Exercised	(679)	(20)	29.31
Forfeited	(41)	—	42.85

Balance December 31, 2006	1,485	42	$37.28
Granted	341	—	65.54
Exercised	(148)	—	32.22
Forfeited	(25)	—	47.21

Balance December 31, 2007	1,653	42	$43.37	6.8	$5,706

Options exercisable at December 31,
2007	1,003	42	$35.67	5.7	$5,706
2006	616	42	28.75	6.1	22,517
2005	635	62	25.22	6.2	15,198

The following table summarizes the characteristics of the options outstanding at December 31, 2007 (in thousands):

Options Outstanding				Options Exercisable
		Weighted-
	Outstanding	Average	Weighted-		Weighted-
Range of	as of	Remaining	Average	Exercisable as	Average
Exercise Prices	12/31/07	Contractual Life	Exercise Price	of 12/31/07	Exercise price

$11.50-$13.76	23	2.5	$13.15	23	$13.15
$13.77-$20.63	57	3.6	19.60	57	19.60
$20.64-$27.51	197	4.4	22.70	197	22.70
$27.52-$34.38	42	5.8	29.59	42	29.59
$34.39-$41.27	333	5.9	36.44	330	36.40
$41.28-$48.15	429	6.9	41.83	265	41.68
$48.16-$55.02	264	7.8	50.98	103	50.89
$55.03-$61.90	21	9.0	56.15	5	55.76
$61.91-$68.78	329	8.8	65.79	23	66.75

	1,695	6.8	$43.37	1,045	$35.67

The following table reflects the activity for unvested stock option awards for the year ended December 31, 2007 (in thousands):

		Weighted
		Average
		Grant Date
	Options	Fair Value

Unvested at December 31, 2006	869	$5.42
Granted	341	9.75
Vested	(545)	5.36
Forfeited	(15)	6.10

Unvested at December 31, 2007	650	$7.73

As of December 31, 2007, total unrecognized stock option compensation cost of share-based compensation arrangements aggregated $3.0 million. The cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

Exercises of Employee Stock Options

The total intrinsic value of options exercised for the year ended December 31, 2007, was approximately $3.9 million. The total cash received from employees as a result of employee stock option exercises for the year ended December 31, 2007, was approximately $4.3 million. The Company settles employee stock option exercises primarily with newly issued common shares or with treasury shares, if available.

Restricted Stock Awards

In 2007, 2006 and 2005, the Board of Directors approved grants of 89,172, 64,940 and 88,360 restricted common shares, respectively, to several executives of the Company. The restricted stock grants vest in equal annual amounts over a five-year period. Restricted stock awards have the same cash dividend and voting rights as other common stock and are considered to be currently issued and outstanding. These grants have a weighted-average fair value at the date of grant ranging from $36.32 to $66.75, which was equal to the market value of the Company’s common shares at the date of grant. In 2007, 2006 and 2005, grants of 5,172, 9,497 and 6,912 common shares, respectively, were issued as compensation to the outside directors. These grants were issued equal to the market value of the Company’s stock at the date of grant.

The following table reflects the activity for unvested restricted stock awards for the year ended December 31, 2007 (in thousands):

		Weighted
		Average
		Grant Date
	Awards	Fair Value

Unvested at December 31, 2006	162	$41.04
Granted	89	66.15
Vested	(105)	44.19

Unvested at December 31, 2007	146	$54.47

As of December 31, 2007, total unrecognized compensation of restricted stock award arrangements granted under the plans aggregated $8.0 million. The cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

Performance Units

In 2000, the Board of Directors approved a grant of 30,000 Performance Units (“Performance Units”) to the Company’s CEO. Pursuant to the provisions of the Plan, the 30,000 Performance Units were converted on December 31, 2004, to 200,000 restricted common shares based on the annualized total shareholders’ return for the five years ended December 31, 2004. In 2002, the Board of Directors approved grants aggregating 70,000 Performance Units to the Company’s CEO, former President and current President. The 70,000 Performance Units were converted on December 31, 2006, to 466,666 restricted common shares based on the annualized total shareholders’ return, as defined by the Plan, for the five years ending December 31, 2006. Each of these restricted share grants will vest over the five-year period.

The fair value of each Performance Unit grant was estimated on the date of grant using a simulation approach based model using the following assumptions:

Range

Risk-free interest rate	4.4%-6.4%
Dividend yield	7.8%-10.9%
Expected life	10 years
Expected volatility	20%-23%

The following table reflects the activity for the unvested awards for the year ended December 31, 2007 (in thousands):

Awards

Unvested at December 31, 2006	136
Granted	466
Vested	(217)

Unvested at December 31, 2007	385

As of December 31, 2007, total unrecognized compensation costs of the 2000 and 2002 Performance Units that were granted aggregated $0.1 million and $0.8 million, respectively. The costs are expected to be recognized over two- and four-year terms, respectively.

Outperformance Awards

In December 2005 and August 2006, the Board of Directors approved grants of outperformance long-term incentive plan agreements (“Outperformance Awards”) with certain executive officers. The outperformance agreements provide for awards of the Company’s common shares, or an equivalent amount in cash, at the Company’s option, to certain officers of the Company if stated performance metrics are achieved.

With respect to the award plans granted to the Company’s Chief Executive Officer and President (the “Senior Executive Officers”), the performance metrics are as follows: (a) a specified level of growth in the Company’s funds from operations (the “FFO Target”), (b) an increase in the market price of the Company’s common shares (the “Share Price Target”), (c) an increase in the market price of the Company’s common shares relative to the increase in the market prices of the relative common shares of companies included in a specified peer group (the “Comparative Share Price Target”), together with the Share Price Target (the “Share Price Metrics”), and (d) non-financial performance criteria established by the Compensation Committee of the Board of Directors of the Company (the “Discretionary Metrics”) and, together with the FFO Target and the Share Price Metrics (the “Senior Executive Officer Targets”). The beginning of the measurement period for the Senior Executive Officer Targets is January 1, 2005, because the performance award measurement period for the Chief Executive Officer ended December 31, 2004. The current measurement period ended December 31, 2007.

The Company will issue to the Senior Executive Officers a number of common shares equal to (a) the dollar value assigned to the FFO Target set forth in such officer’s outperformance agreement, divided by (b) the greater of (i) the average closing price for the common shares over the 20 trading days ending on the applicable valuation date (as defined in the outpeformance agreements) or (ii) the closing price per common share on the last trading date before the senior executive officer valuation date (as defined in the outperformance agreements), or the equivalent amount of cash, at the Company’s option, as soon as practicable following the applicable vesting date, March 1, 2008.

If one or both of the Share Price Metrics are achieved, the Company will issue to the Senior Executive Officer a number of shares set forth in the agreement, depending on whether one or both of the Share Price Metrics have been achieved, or the equivalent amount of cash, at the Company’s option, as soon as practicable following the applicable vesting date, March 1, 2008. The value of the number of common shares or equivalent amount paid in cash with respect to the Share Price Metrics that may be paid is capped at the amount specified in each Senior Executive Officer’s outperformance agreement.

If, in the discretion of the Compensation Committee, the Discretionary Metrics have been achieved, the Company will issue to the officer a number of common shares equal to (a) the dollar value assigned to the Discretionary Metrics set forth in such Senior Executive Officer’s outperformance agreement, (b) divided by the greater of (i) the average closing price for the common shares over the 20 trading days ending on the valuation date (as defined in the outperformance agreements) or (ii) the closing price per common share on the last trading date before the senior executive officer valuation date (as defined in the outperformance agreements), or the equivalent amount of cash, at the Company’s option, as soon as practicable following the applicable vesting date, March 1, 2008.

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

If the FFO Target is achieved, the Company will issue to each Officer a number of common shares equal to (a) the dollar value assigned to the FFO Target set forth in such officer’s outperformance agreement and (b) divided by the greater of (i) the average closing price for the common shares over the 20 trading days ending on the valuation date (as defined in the outperformance agreements) or (ii) the closing price per common share on the last trading date before the officer valuation date (as defined in the outperformance agreements), or the equivalent amount of cash, at the Company’s option, as soon as practicable following the applicable vesting date, March 1, 2010.

If one or both of the TRS Metrics are achieved, the Company will issue to each Officer a number of shares set forth in the agreement, depending on whether one or both of the TRS Metrics have been achieved, or the equivalent amount of cash, at the Company’s option, as soon as practicable following the applicable vesting date. The value of the number of common shares or equivalent amount paid in cash with respect to the TRS Metrics that may be paid is capped at an amount specified in each Officer’s outperformance agreement, which management believes does not represent an obligation that is based solely or predominantly on a fixed monetary amount known at the grant date.

The fair value of each outperformance unit grant for the share price metrics was estimated on the date of grant using a Monte Carlo approach model based on the following assumptions:

Range

Risk-free interest rate	4.4%-5.0%
Dividend yield	4.4%-4.5%
Expected life	3-5 years
Expected volatility	19%-21%

As of December 31, 2007, $0.2 million and $0.8 million of total unrecognized compensation costs were related to the two market metric components associated with the granted Senior Executive Officer and the Officers outperformance plans, respectively, and expected to be recognized over 0.17- and 2.17-year terms, respectively.

2007 Supplemental Equity Program

In December 2007, the Board of Directors approved the 2007 Supplemental Equity Program (“2007 Program”) for certain executive officers. The 2007 Program provides for an award pool payable in the Company’s common shares, or an equivalent amount in cash, at the Company’s option, to certain officers of the Company if the actual total return on the Company’s common shares during the relevant measurement period exceeds the minimum return.

The 2007 Program allows for measurement periods beginning December 1, 2010 and final measurement period is through the earlier of December 1, 2012, or the date of a change in control.

The minimum return is the greater of (a) an amount equal to a deemed return on the common shares, including the sum of all cash dividends paid with each such dividend deemed to be reinvested as of the ex-dividend date, equal to a 9% annual rate compounded as of the last day of each November during the measurement period, and (b) an amount equal to a deemed return on the common shares, including the sum of all cash dividends paid with each such dividend deemed to be reinvested as of the ex-dividend date, equal to the total return of the FTSE NAREIT Equity Index (total index that includes reinvested dividends) during the measurement period (“Minimum Return”). The actual total return on the common shares during the measurement period will be based on (a) the price of a common share as of the last day of a measurement period plus the sum of all cash dividends on a common share during the measurement period with each such dividend being deemed reinvested in common shares as of the ex-dividend date minus (b) the closing price of a common share on November 30, 2007 (the “Company Total Return”). The price of a common share as of the last day of a measurement period (the “Share Price”) will be the greater of (i) the average closing price of a common share as reported on the New York Stock Exchange over the 20 trading days ending on the relevant valuation date or (ii) the closing price of a common share as reported on the New York Stock Exchange on the trading day immediately preceding the relevant valuation date. However, for purposes of a valuation date that is the date of a change in control (as defined in the 2007 Supplemental Equity Program), the Share Price will mean the final price per common share agreed upon by the parties to the change in control. A separate calculation will be made with respect to any common shares issued after adoption of the 2007 program, other than pursuant to employee compensation arrangements, including any equity-based award plan. The Minimum Return and the Company Total Return on those common shares and the amount of any award pool payable with respect to those shares will be calculated from the date of issuance of those shares.

Subject to adjustments, the award pool will be an amount not to exceed the product of (a) 7.5% multiplied by (b) the product of (i) the amount by which the Company Total Return exceeds the Minimum Return times (ii) the number of weighted average outstanding shares during the relevant measurement period calculated on a fully diluted basis on a Funds from Operations basis. On each valuation date occurring on and after November 30, 2010, the award pool will be reduced by the total value of all shares (or cash) previously awarded pursuant to the 2007 Program. The maximum award pool on any valuation date equals (a) the product of (i) 1.5% times (ii) the Share Price on such valuation date times (iii) the number of outstanding common shares on such valuation date determined on a fully diluted basis on a Funds from Operations basis minus (b) the total value of all shares (or cash), if any, previously awarded pursuant to the 2007 Program.

If for any measurement period beginning on December 1, 2010, the Company Total Return exceeds the Minimum Return, the Company will grant a number of shares equal to the number of shares determined by (i) first multiplying the applicable award pool by the percentage of the award pool and (ii) dividing such product by the share price.

Any shares granted with respect to a measurement period will vest in equal annual installments on each vesting date occurring after the end of such measurement period through and including December 15, 2012. All unvested shares that have not been previously forfeited will vest immediately upon a change in control.

The fair value of each 2007 Program award was estimated on the date of grant using a Monte Carlo approach model based on the following assumptions:

Range

Risk-free interest rate	3.4%
Dividend yield	5.9%
Expected life	5 years
Expected volatility	21%

As of December 31, 2007, $20.9 million of total unrecognized compensation costs are expected to be recognized over a 4.9-year term.

During 2007, 2006 and 2005, approximately $11.0 million, $8.3 million and $5.7 million, respectively, was charged to expense associated with awards under the equity-based award plans relating to stock grants, restricted stock, Performance Units and Outperformance Awards. In addition, in 2007 the Company recorded approximately $0.9 million of stock-based compensation in accordance with the provisions of SFAS 123(R), “Share-Based Payment,” related to the former president’s resignation as an executive officer of the Company, effective May 2007.

401(k) Plan

The Company has a 401(k) defined contribution plan, covering substantially all of the officers and employees of the Company, that permits participants to defer up to a maximum of 15% of their compensation. The Company matches the participant’s contribution in an amount equal to 50% of the participant’s elective deferral for the plan year up to a maximum of 6% of a participant’s base salary plus annual cash bonus, not to exceed the sum of 3% of the participant’s base salary plus annual cash bonus. The Company’s plan allows for the Company to also make additional discretionary contributions. No discretionary contributions have been made. Employees’ contributions are fully vested, and the Company’s matching contributions vest 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company funds all matching contributions with cash. The Company’s contributions for each of the three years ended December 31, 2007, 2006 and 2005, were $0.8 million, $0.6 million and $0.6 million, respectively. The 401(k) plan is fully funded at December 31, 2007.

Elective Deferred Compensation Plan

The Company has a non-qualified elective deferred compensation plan for certain officers that permits participants to defer up to 100% of their base salaries and annual performance-based cash bonuses, less applicable taxes and benefits deductions. The Company provides a matching contribution to any participant who has contributed the maximum permitted under the 401(k) plan. This matching contribution is equal to the difference between (a) 3% of the sum of the participant’s base salary and annual performance-based bonus deferred under the 401(k) plan and the deferred compensation combined and (b) the actual employer matching contribution under the 401(k) plan. Deferred compensation related to an employee contribution is charged to expense and is fully vested. Deferred compensation related to the Company’s matching contribution is charged to expense and vests 20% per year. Once an employee has been with the Company five years, all matching contributions are fully vested. The Company’s contributions were $0.2 million, $0.1 million and $0.1 million for the three years ended December 31, 2007. At December 31, 2007, 2006 and 2005, deferred compensation under this plan aggregated approximately $15.6 million, $12.3 million and $9.9 million, respectively. The plan is fully funded at December 31, 2007.

Equity Deferred Compensation Plan

In 2003, the Company established the Developers Diversified Realty Corporation Equity Deferred Compensation Plan (the “Plan”), a non-qualified compensation plan for certain officers and directors of the Company to defer the receipt of restricted shares and, for compensation earned prior to December 31, 2004, the gain otherwise recognizable upon the exercise of options (see Note 13 regarding the deferral of stock to this Plan). At December 31, 2007 and 2006, there were 0.8 million and 0.6 million common shares, respectively, of the Company in the Plan valued at $29.3 million and $39.6 million, respectively. The Plan is fully funded at December 31, 2007.

Directors’ Deferred Compensation Plan

In 2000, the Company established the Directors Deferred Compensation Plan (the “Directors Plan”), a non-qualified compensation plan for the directors of the Company to defer the receipt of quarterly compensation. In 2007, the Company funded this obligation with common shares. At December 31, 2007, there were less than 0.1 million common shares of the Company in the Plan valued at $2.0 million. The Plan is fully funded at December 31, 2007.

Other Compensation

During 2006 and 2005, the Company recorded $0.7 million and $1.5 million of charges, respectively, as additional compensation to the Company’s CEO, relating to an incentive compensation agreement associated with the Company’s investment in the Retail Value Fund Program. Pursuant to this agreement, the Company’s CEO was entitled to receive up to 25% of the distributions made by Coventry I (Note 2), provided the Company achieved certain performance thresholds in relation to funds from operations growth and/or total shareholder return. This agreement was terminated in January 2007 as part of the Company’s acquisition of Coventry I (Note 2).

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

	For the Year Ended December 31,
	(In thousands, except per share amounts)
	2007	2006	2005

Income from continuing operations	$186,754	$160,011	$162,797
Plus: Gain on disposition of real estate and real estate investments	68,851	72,023	88,140
Less: Preferred stock dividends	(50,934)	(55,169)	(55,169)

Basic and Diluted — Income from continuing operations applicable to common shareholders	$204,671	$176,865	$195,768

Number of Shares:
Basic — Average shares outstanding	120,879	109,002	108,310
Effect of dilutive securities:
Stock options	456	546	677
Operating partnership minority interests	—	—	—
Restricted stock	162	65	155

Diluted — Average shares outstanding	121,497	109,613	109,142

Per share data:
Basic earnings per share data:
Income from continuing operations applicable to common shareholders	$1.69	$1.63	$1.81
Income from discontinued operations	0.17	0.19	0.29

Net income applicable to common shareholders	$1.86	$1.82	$2.10

Diluted earnings per share data:
Income from continuing operations applicable to common shareholders	$1.68	$1.62	$1.79
Income from discontinued operations	0.17	0.19	0.29

Net income applicable to common shareholders	$1.85	$1.81	$2.08

Options to purchase 1.7 million, 1.5 million and 2.0 million common shares were outstanding at December 31, 2007, 2006 and 2005, respectively (Note 18), a portion of which has been reflected above in diluted per share amounts using the treasury stock method. Options aggregating 0.6 million and 0.1 million common shares were antidilutive at December 31, 2007 and 2005, respectively, and none of the options outstanding at 2006 were antidilutive. Accordingly, the antidilutive options were excluded from the computations.

Basic average shares outstanding does not include restricted shares totaling 145,980, 161,958 and 191,406 that were not vested at December 31, 2007, 2006 and 2005, respectively, or Performance Units totaling 385,333, 136,000 and 170,000 that were not vested at December 31, 2007, 2006 and 2005, respectively.

The exchange into common shares of the minority interests, associated with OP Units, was not included in the computation of diluted EPS for 2007, 2006 or 2005 because the effect of assuming conversion was antidilutive (Note 13).

The Senior Convertible Notes, which are convertible into common shares of the Company with initial conversion prices of approximately $74.75 and $65.11 were not included in the computation of diluted EPS for 2007, and the 2006 Senior Convertible Notes, with an initial conversion price of approximately $65.11, were not included in the computation of diluted EPS for the year ended December 31, 2006, as the Company’s stock price did not exceed the strike price of the conversion feature. These notes were not outstanding in 2005 (Note 9).

The forward equity contract entered into in December 2006 for 11.6 million common shares of the Company was not included in the computation of diluted EPS for 2006 because the effect of assuming conversion was antidilutive (Note 13). This contract was not outstanding in 2007 and 2005.

20.	Federal Income Taxes

The Company elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that the Company distribute at least 90% of its taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes to its shareholders. As the Company distributed sufficient taxable income for the three years ended December 31, 2007, no U.S. federal income or excise taxes were incurred.

If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, at December 31, 2007, the Company has one taxable REIT subsidiary that generates taxable income from non-REIT activities and is subject to federal, state and local income taxes.

At December 31, 2007, 2006 and 2005, the tax cost basis of assets was approximately $8.8 billion, $7.3 billion and $6.9 billion, respectively.

The following represents the combined activity of all of the Company’s taxable REIT subsidiaries (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Book income (loss) before income taxes	$47,315	$7,770	$(5,166)

Components of income tax (benefit) expense are as follows:
Current:
Federal	$1,188	$3,410	$—
State and local	1,759	490	—

	2,947	3,900	—

Deferred:
Federal	(12,962)	(6,428)	(1,875)
State and local	(1,939)	(945)	(276)

	(14,901)	(7,373)	(2,151)

Total benefit	$(11,954)	$(3,473)	$(2,151)

In 2007, the Company recognized an aggregate income tax benefit of approximately $14.6 million. In the first quarter, the Company recognized $15.4 million of the benefit as a result of the reversal of a previously established valuation allowance against deferred tax assets. The reserves were related to deferred tax assets established in prior years, at which time it was determined that it was more likely than not that the deferred tax asset would not be realized and, therefore, a valuation allowance was required. Several factors were considered in the first quarter of 2007 that contributed to the reversal of the valuation allowance. The most significant factor was the sale of merchant build assets by the Company’s taxable REIT subsidiary in the second quarter of 2007 and similar projected taxable gains for future periods. Other factors included the merger of various taxable REIT subsidiaries and the anticipated profit levels of the Company’s taxable REIT subsidiaries, which will facilitate the realization of the deferred tax assets. Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimates is necessary. Based upon these factors, management determined that it is more likely than not that the deferred tax assets will be realized in the future and, accordingly, the valuation allowance recorded against those deferred tax assets is no longer required.

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

The differences between total income tax expense or benefit and the amount computed by applying the statutory federal income tax rate to income before taxes were as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Statutory rate of 34% applied to pre-tax income (loss)	$16,087	$2,642	$(1,757)
Effect of state and local income taxes, net of federal tax benefit	2,366	388	(258)
Valuation allowance (decrease) increase	(22,180)	(13,043)	2,855
Other	(8,227)	6,540	(2,991)

Total benefit	$(11,954)	$(3,473)	$(2,151)

Effective tax rate	(25.27)%	(44.70)%	41.64%

Deferred tax assets and liabilities of the Company’s taxable REIT subsidiaries were as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Deferred tax assets (1)	$41,825	$45,100	$53,394
Deferred tax liabilities	(688)	(237)	(2,861)
Valuation allowance (1)	(17,410)	(36,037)	(49,080)

Net deferred tax asset	$23,727	$8,826	$1,453

(1)	The majority of the deferred tax assets and valuation allowance is attributable to interest expense, subject to limitations and basis differentials in assets due to purchase price accounting.

Reconciliation of GAAP net income to taxable income is as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

GAAP net income	$276,047	$253,264	$282,643
Plus: Book depreciation and amortization (1)	112,202	93,189	64,854
Less: Tax depreciation and amortization (1)	(99,894)	(80,852)	(52,362)
Book/tax differences on gains/losses from capital transactions	12,384	12,161	(4,382)
Joint venture equity in earnings, net (1)	(4,321)	(41,695)	(111,351)
Dividends from subsidiary REIT investments	32,281	33,446	96,868
Deferred income	9,471	(2,136)	1,495
Compensation expense	8,818	(9,215)	(10,589)
Miscellaneous book/tax differences, net	(20,950)	(6,068)	(12,186)

Taxable income before adjustments	326,038	252,094	254,990
Less: Capital gains	(116,108)	(69,977)	(84,041)

Taxable income subject to the 90% dividend requirement	$209,930	$182,117	$170,949

(1)	Depreciation expense from majority-owned subsidiaries and affiliates, which are consolidated for financial reporting purposes, but not for tax reporting purposes, is included in the reconciliation item “Joint venture equity in earnings, net.”

Reconciliation between cash dividends paid and the dividends paid deduction is as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Cash dividends paid	$353,094	$306,929	$285,710
Less: Dividends designated to prior year	(6,967)	(6,900)	(14,651)
Plus: Dividends designated from the following year	6,967	6,900	6,900
Less: Portion designated capital gain distribution	(116,108)	(69,977)	(84,041)
Less: Return of capital	(27,056)	(54,835)	(22,969)

Dividends paid deduction	$209,930	$182,117	$170,949

Characterization of distributions is as follows (per share):

	For the Year Ended December 31,
	2007	2006	2005

Ordinary income	$1.51	$1.31	$1.24
Capital gains	0.83	0.50	0.61
Return of capital	0.23	0.50	0.21

	$2.57	$2.31	$2.06

All of the fourth quarter dividends for each of the years ended December 31, 2007, 2006 and 2005, have been allocated and reported to shareholders in the subsequent year. Dividends per share reported to shareholders for the years ended December 31, 2007, 2006 and 2005, are summarized as follows:

		Gross
2007	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

4th quarter 2006	01/08/07	$0.34	$0.20	$0.05	$0.59
1st quarter	04/09/07	0.39	0.21	0.06	0.66
2nd quarter	07/03/07	0.39	0.21	0.06	0.66
3rd quarter	10/02/07	0.39	0.21	0.06	0.66
4th quarter	01/08/08	—	—	—	—

		$1.51	$0.83	$0.23	$2.57

		Gross
2006	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

4th quarter 2005	01/08/06	$0.30	$0.12	$0.12	$0.54
1st quarter	04/03/06	0.33	0.13	0.13	0.59
2nd quarter	07/05/06	0.34	0.12	0.13	0.59
3rd quarter	10/02/06	0.34	0.13	0.12	0.59
4th quarter	01/08/07	—	—	—	—

		$1.31	$0.50	$0.50	$2.31

		Gross
2005	Date	Ordinary	Capital Gain	Return of	Total
Dividends	Paid	Income	Distributions	Capital	Dividends

4th quarter 2004	01/06/05	$0.26	$0.13	$0.05	$0.44
1st quarter	04/04/05	0.32	0.16	0.06	0.54
2nd quarter	07/05/05	0.33	0.16	0.05	0.54
3rd quarter	10/03/05	0.33	0.16	0.05	0.54
4th quarter	01/08/06	—	—	—	—

		$1.24	$0.61	$0.21	$2.06

21.	Segment Information

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

At December 31, 2007, the shopping center segment consisted of 710 shopping centers (including 317 owned through unconsolidated joint ventures and 40 that are otherwise consolidated by the Company) in 45 states, plus Puerto Rico and Brazil. At December 31, 2006, the shopping center segment consisted of 467 shopping centers (including 167 owned through unconsolidated joint ventures and 39 that are otherwise consolidated by the Company) in 44 states, plus Puerto Rico and Brazil. At December 31, 2005, the shopping center segment consisted of 469 shopping centers (including 200 owned through unconsolidated joint ventures and 37 that are otherwise consolidated by the Company) in 44 states, plus Puerto Rico. At December 31, 2007, 2006 and 2005, the business center segment consisted of seven business centers in five states.

The table below presents information about the Company’s reportable segments for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007
	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$7,173	$937,678		$944,851
Operating expenses	(2,993)	(239,318)		(242,311)

	4,180	698,360		702,540
Unallocated expenses (1)			$(541,232)	(541,232)
Equity in net income of joint ventures		43,229		43,229
Minority equity interests			(17,783)	(17,783)

Income from continuing operations				$186,754

Total real estate assets	$101,989	$8,882,749		$8,984,738

	2006
	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$4,386	$770,938		$775,324
Operating expenses	(1,999)	(195,104)		(197,103)

	2,387	575,834		578,221
Unallocated expenses (1)			$(440,094)	(440,094)
Equity in net income of joint ventures		30,337		30,337
Minority equity interests			(8,453)	(8,453)

Income from continuing operations				$160,011

Total real estate assets	$90,772	$7,359,921		$7,450,693

	2005
	Business	Shopping
	Centers	Centers	Other	Total

Total revenues	$7,077	$671,032		$678,109
Operating expenses	(1,801)	(169,459)		(171,260)

	5,276	501,573		506,849
Unallocated expenses (1)			$(371,044)	(371,044)
Equity in net income of joint ventures		34,873		34,873
Minority equity interests			(7,881)	(7,881)

Income from continuing operations				$162,797

Total real estate assets	$86,374	$6,942,963		$7,029,337

(1)	Unallocated expenses consist of general and administrative, interest income, interest expense, other income/expense, tax benefit/expense and depreciation and amortization as listed in the consolidated statements of operations.

22.	Subsequent Events

Debt Repayment

In January 2008, the Company repaid $100.0 million of its unsecured fixed-rate notes upon maturity.

DDR Holborn Brampton LP

In January 2008, the Company formed a 50%-owned joint venture. This joint venture acquired land in Brampton, Ontario, Canada for CDN $19.0 million for future development.

23.	Quarterly Results of Operations (Unaudited)

The following table sets forth the quarterly results of operations, as restated for discontinued operations, for the years ended December 31, 2007 and 2006 (in thousands, except per share amounts):

	First	Second	Third	Fourth	Total

2007
Revenues	$219,118	$252,744	$233,796	$239,193	$944,851
Net income	62,536	127,437	43,283	42,791	276,047
Net income applicable to common shareholders	48,744	111,429	32,716	32,224	255,113
Basic:
Net income per common share	$0.42	$0.90	$0.27	$0.27	$1.86
Weighted average number of shares	114,851	124,455	123,329	120,786	120,879
Diluted:
Net income per common share	$0.42	$0.89	$0.26	$0.27	$1.85
Weighted average number of shares	115,661	125,926	123,727	121,103	121,497
2006
Revenues	$189,795	$187,826	$194,138	$203,565	$775,324
Net income	49,727	78,736	62,812	61,989	253,264
Net income applicable to common shareholders	35,935	64,943	49,020	48,197	198,095
Basic:
Net income per common share	$0.33	$0.59	$0.45	$0.44	$1.82
Weighted average number of shares	108,962	109,393	109,120	108,638	109,002
Diluted:
Net income per common share	$0.33	$0.59	$0.45	$0.44	$1.81
Weighted average number of shares	109,609	110,866	109,670	109,308	109,613

In February 2007, a subsidiary of the Company merged with IRRETI (Note 4). As such, the first quarter of 2007 results of operations shown above are not comparable to the remaining quarters.

SCHEDULE II

DEVELOPERS DIVERSIFIED REALTY CORPORATION

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the years ended December 31, 2007, 2006 and 2005
(In thousands)

	Balance at	Charged to
	Beginning of	(Income)			Balance at
	Year	Expense	Deductions		End of Year

Year ended December 31, 2007
Allowance for uncollectible accounts	$18,024	$9,133	$(7,006	)*	$34,163

Valuation allowance for a deferred tax asset	$36,037	$(22,180)	$(3,553)		$17,410

Year ended December 31, 2006
Allowance for uncollectible accounts	$21,408	$7,498	$10,882		$18,024

Valuation allowance for a deferred tax asset	$49,080	$(13,043)	$—		$36,037

Year ended December 31, 2005
Allowance for uncollectible accounts	$14,192	$8,170	$954		$21,408

Valuation allowance for a deferred tax asset	$46,225	$2,855	$—		$49,080

* Includes reserves associated with the IRRETI merger.

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation
December 31, 2007								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Brandon, FL	$0	$4,111	$0	$0	$6,363	$6,363	$4,793	$1,570	$0	S/L 30.0	1972(C)
Stow, OH	1,036	9,028	0	993	23,337	24,330	9,968	14,361	0	S/L 30.0	1969(C)
Westlake, OH	424	3,803	203	424	10,007	10,431	5,351	5,080	0	S/L 30.0	1974(C)
E. Norrition, PA	80	4,698	233	70	8,739	8,809	6,034	2,775	0	S/L 30.0	1975(C)
Palm Harbor, FL	1,137	4,089	0	1,137	4,162	5,299	1,708	3,591	0	S/L 31.5	1995(A)
Tarpon Springs, FL	248	7,382	81	244	11,892	12,136	8,918	3,218	0	S/L 30.0	1974(C)
Bayonet Pt., FL	2,113	8,181	128	1,806	11,629	13,435	6,898	6,536	0	S/L 30.0	1985(C)
McHenry, IL	963	3,949	0	8,907	34,234	43,141	749	42,392	0	S/L 31.5	2006(C)
Miami, FL	11,626	30,457	0	24,539	78,188	102,727	2,309	100,418	0	S/L 31.5	2006(C)
San Antonio, TX (Village)	3,370	21,033	0	3,370	21,250	24,620	115	24,505	0	S/L 31.5	2007(C)
Starkville, MS	1,271	8,209	0	703	6,526	7,229	2,473	4,756	0	S/L 31.5	1994(A)
Gulfport, MS	8,795	36,370	0	0	47,863	47,863	7,141	40,722	0	S/L 31.5	2003(A)
Tupelo, MS	2,282	14,979	0	2,213	17,512	19,725	6,888	12,837	10,852	S/L 31.5	1994(A)
Jacksonville, FL	3,005	9,425	0	3,028	9,907	12,935	4,066	8,869	6,227	S/L 31.5	1995(A)
Long Beach, CA (Pike)	0	111,512	0	0	131,567	131,567	14,633	116,934	0	S/L 31.5	2005(C)
Brunswick, MA	3,836	15,459	0	3,796	19,326	23,122	6,312	16,810	0	S/L 30.0	1973(C)
Oceanside, CA	0	10,643	0	0	14,175	14,175	3,013	11,162	0	S/L 31.5	2000(C)
Reno, NV	0	366	0	1,132	4,699	5,831	476	5,355	3,393	S/L 31.5	2000(C)
Everett, MA	9,311	44,647	0	9,340	49,568	58,908	10,087	48,821	0	S/L 31.5	2001(C)
Pasadena, CA	47,215	101,475	2,053	47,360	104,759	152,119	7,059	145,060	0	S/L 31.5	2003(A)
Salisbury, MD	1,531	9,174	174	1,531	9,391	10,922	2,492	8,431	0	S/L 31.5	1999(C)
Salisbury, MD	539	3,321	104	540	3,433	3,973	219	3,754	0	S/L 31.5	1999(C)
Atlanta, GA	475	9,374	0	475	10,008	10,483	4,482	6,001	0	S/L 31.5	1994(A)
Jackson, MS	4,190	6,783	0	4,190	6,838	11,028	1,111	9,917	0	S/L 31.5	2003(A)
Gadsen, AL	322	965	0	322	2,208	2,530	919	1,610	0	S/L 31.5	2003(A)
Opelika, AL	3,183	11,666	0	2,415	15,668	18,083	2,511	15,573	0	S/L 31.5	2003(A)
Scottsboro, AL	788	2,781	0	788	2,793	3,581	451	3,130	0	S/L 31.5	2003(A)
Gulf Breeze, FL	2,485	2,214	0	2,485	2,239	4,724	368	4,356	0	S/L 31.5	2003(A)
Apex, NC (South)	9,576	43,619	0	10,521	46,849	57,370	1,984	55,387	0	S/L 31.5	2006(C)
Ocala, FL	1,916	3,893	0	1,916	6,003	7,919	755	7,164	0	S/L 31.5	2003(A)
Tallahassee, FL	1,881	2,956	0	1,881	6,553	8,434	786	7,648	0	S/L 31.5	2003(A)
Chamblee, GA	5,862	5,971	0	5,862	6,276	12,138	1,103	11,035	0	S/L 31.5	2003(A)
Cumming, GA (Marketplace)	14,255	23,653	0	14,249	23,848	38,097	3,843	34,254	0	S/L 31.5	2003(A)
Douglasville, GA	3,856	9,625	0	3,540	9,723	13,263	1,602	11,662	0	S/L 31.5	2003(A)
Athens, GA	1,649	2,084	0	1,477	2,092	3,569	338	3,230	0	S/L 31.5	2003(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2007								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Griffin, GA	138	2,638	0	138	2,699	2,837	430	2,407	0	S/L 31.5	2003(A)
Columbus, GA	4,220	8,159	0	4,220	8,392	12,612	1,358	11,254	0	S/L 31.5	2003(A)
Newnan, GA	2,632	11,063	0	2,620	11,592	14,212	1,800	12,413	0	S/L 31.5	2003(A)
Union City, GA	2,288	6,246	0	2,288	7,109	9,397	1,140	8,258	0	S/L 31.5	2003(A)
Warner Robins, GA	5,977	7,459	0	5,729	7,605	13,334	1,224	12,110	0	S/L 31.5	2003(A)
Woodstock, GA	2,022	8,440	0	2,022	8,456	10,478	1,353	9,125	0	S/L 31.5	2003(A)
Fayetteville, NC	8,524	10,627	0	8,524	11,161	19,685	1,755	17,930	0	S/L 31.5	2003(A)
Charleston, SC	3,479	9,850	0	3,479	10,022	13,501	1,596	11,905	0	S/L 31.5	2003(A)
Denver, CO (University)	20,733	22,818	0	20,804	23,686	44,490	3,849	40,642	27,195	S/L 31.5	2003(A)
Chattanooga, TN	1,845	13,214	0	1,845	15,301	17,146	2,506	14,640	0	S/L 31.5	2003(A)
Hendersonville, TN	3,743	9,268	0	3,607	9,335	12,942	1,492	11,451	8,150	S/L 31.5	2003(A)
Johnson City, TN	124	521	0	0	2,074	2,074	93	1,981	0	S/L 31.5	2003(A)
Chester, VA	10,780	4,752	0	10,780	4,991	15,771	888	14,882	0	S/L 31.5	2003(A)
Lynchburg,VA	5,447	11,194	0	5,447	12,354	17,801	2,003	15,798	0	S/L 31.5	2003(A)
Brookfield, WI	588	0	0	588	2,746	3,334	70	3,264	0	S/L 31.5	2003(A)
Milwaukee, WI	4,527	3,600	0	4,527	4,800	9,327	642	8,685	0	S/L 31.5	2003(A)
Gallipolis, OH	1,249	1,790	0	1,249	1,797	3,046	292	2,754	0	S/L 31.5	2003(A)
Lexington, KY (South)	3,344	2,805	0	3,344	2,805	6,149	462	5,686	0	S/L 31.5	2003(A)
Lexington, KY (North)	2,915	3,447	0	2,919	3,215	6,134	592	5,542	0	S/L 31.5	2003(A)
Richmond, KY	1,870	5,661	0	1,870	6,163	8,033	940	7,093	0	S/L 31.5	2003(A)
Allentown, PA	5,882	20,060	0	5,882	22,754	28,636	3,291	25,345	16,664	S/L 31.5	2003(A)
St. John, MO	2,613	7,040	0	2,827	7,888	10,715	1,155	9,560	0	S/L 31.5	2003(A)
Suwanee, GA	13,479	23,923	0	13,479	28,501	41,980	4,489	37,490	0	S/L 31.5	2003(A)
West Allis, WI	2,452	10,982	0	2,452	11,529	13,981	1,785	12,195	0	S/L 31.5	2003(A)
Chesterfield, MI	566	2,324	0	382	2,324	2,706	135	2,570	0	S/L 31.5	2006(A)
Ft. Collins, CO	2,767	2,054	0	1,129	4,504	5,633	597	5,036	0	S/L 31.5	2003(A)
Lafayette, IN	1,217	2,689	0	1,217	2,705	3,922	444	3,479	0	S/L 31.5	2003(A)
Hamilton, NJ	8,039	49,896	0	11,622	77,770	89,392	9,413	79,980	0	S/L 31.5	2003(A)
Lansing, MI	1,598	6,999	0	1,801	11,460	13,261	1,383	11,877	0	S/L 31.5	2003(A)
Erie, PA (Peach)	10,880	19,201	0	6,373	44,001	50,374	15,414	34,961	27,565	S/L 31.5	1995(C)
Erie, PA (Hills)	0	2,564	13	0	3,809	3,809	3,151	658	0	S/L 30.0	1973(C)
San Francisco, CA	15,332	35,803	0	10,456	24,411	34,867	4,428	7,128	0	S/L 31.5	2002(A)
Chillicothe, OH	43	2,549	2	1,170	4,366	5,536	2,687	32,181	0	S/L 30.0	1974(C)
Phoenix, AZ	18,701	18,811	118	18,701	18,936	37,637	1,699	3,836	16,964	S/L 30.0	1999(A)
Martinsville, VA	3,163	28,819	0	3,163	29,565	32,728	1,037	36,599	19,194	S/L 30.0	1989(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2007								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Tampa, FL (Waters)	4,105	6,640	324	3,905	8,160	12,065	15,581	17,147	0	S/L 31.5	1990(C)
Macedonia, OH (Phase II)	4,392	10,885	0	4,392	10,996	15,388	4,250	7,815	0	S/L 31.5	1998(C)
Huber Hts, OH	757	14,469	1	757	14,862	15,619	3,004	12,384	0	S/L 31.5	1993(A)
Lebanon, OH	651	911	31	812	1,445	2,257	6,708	8,911	0	S/L 31.5	1993(A)
Xenia, OH	948	3,938	0	673	6,064	6,737	417	1,840	0	S/L 31.5	1994(A)
Boardman, OH	9,025	27,983	0	8,152	28,226	36,378	2,456	4,281	25,665	S/L 31.5	1997(A)
Solon, OH	6,220	7,454	0	6,220	21,547	27,767	9,303	27,075	15,033	S/L 31.5	1998(C)
Cincinnati, OH	2,399	11,238	172	2,399	16,025	18,424	5,846	21,921	0	S/L 31.5	1993(A)
Bedford, IN	706	8,425	6	1,067	10,490	11,557	6,527	11,898	0	S/L 31.5	1993(A)
Watertown, SD	63	6,443	442	63	12,460	12,523	8,067	4,455	0	S/L 30.0	1977(C)
Pensacola, FL	1,805	4,010	273	816	3,149	3,965	905	3,059	0	S/L 30.0	1988(C)
Los Alamos, NM	725	3,500	30	725	4,919	5,644	3,596	2,048	0	S/L 30.0	1978(C)
St. Louis, MO (Sunset)	12,791	38,404	0	13,403	44,239	57,642	13,936	43,706	33,272	S/L 31.5	1998(A)
St. Louis, MO (Brentwood)	10,628	32,053	0	10,018	32,345	42,363	9,846	32,517	24,712	S/L 31.5	1998(A)
Cedar Rapids, IA	4,219	12,697	0	4,219	13,588	17,807	4,390	13,417	9,026	S/L 31.5	1998(A)
St. Louis, MO (Olympic)	2,775	8,370	0	2,775	10,196	12,971	3,579	9,392	0	S/L 31.5	1998(A)
St. Louis, MO (Gravois)	1,336	4,050	0	1,525	4,887	6,412	1,497	4,915	867	S/L 31.5	1998(A)
St. Louis, MO (Morris)	0	2,048	0	0	2,146	2,146	708	1,438	0	S/L 31.5	1998(A)
St. Louis, MO (Southtowne)	4,159	3,818	0	5,403	7,210	12,613	712	11,901	0	S/L 31.5	2004(C)
Aurora, OH	832	7,560	0	1,592	13,770	15,362	4,057	11,305	0	S/L 31.5	1995(C)
Worthington, MN	374	6,404	441	374	7,421	7,795	6,347	1,448	0	S/L 30.0	1977(C)
Nampa, ID	1,395	8,563	0	1,395	8,563	9,958	114	9,845	0	S/L 31.5	2007(A)
Idaho Falls, ID	1,302	5,703	0	1,418	6,414	7,832	2,075	5,757	0	S/L 31.5	1998(A)
Mount Vernon, IL	1,789	9,399	111	1,789	16,767	18,556	6,510	12,046	0	S/L 31.5	1993(A)
Fenton, MO	414	4,244	476	430	7,520	7,950	4,748	3,202	0	S/L 30.0	1983(A)
Simpsonville, SC	431	6,563	0	417	6,809	7,226	3,142	4,085	0	S/L 31.5	1994(A)
Cambden, SC	627	7,519	7	871	11,936	12,807	4,661	8,146	0	S/L 31.5	1993(A)
N. Charleston, SC	911	11,346	1	1,081	16,707	17,788	7,548	10,240	10,763	S/L 31.5	1993(A)
S. Anderson, SC	1,366	6,117	13	1,366	6,155	7,521	4,893	2,628	0	S/L 31.5	1994(A)
Orangeburg, SC	318	1,693	0	318	3,445	3,763	1,186	2,578	0	S/L 31.5	1995(A)
Mt. Pleasant, SC	2,584	10,470	0	2,430	17,552	19,982	5,570	14,412	0	S/L 31.5	1995(A)
Sault St. Marie, MI	1,826	13,710	0	1,826	15,218	17,044	6,303	10,742	0	S/L 31.5	1994(A)
Cheboygan, MI	127	3,612	0	127	4,131	4,258	1,739	2,519	0	S/L 31.5	1993(A)
Walker, MI (Grand Rapids)	1,926	8,039	0	1,926	8,910	10,836	3,361	7,475	7,917	S/L 31.5	1995(A)
Detroit, MI	6,738	26,988	27	6,738	30,537	37,275	10,605	26,671	0	S/L 31.5	1998(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2007								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Houghton, MI	440	7,301	1,821	440	15,384	15,824	10,320	5,503	0	S/L 30.0	1980(C)
Bad Axe, MI	184	3,647	0	184	4,068	4,252	1,847	2,405	0	S/L 31.5	1993(A)
Gaylord, MI	270	8,728	2	270	10,508	10,778	4,484	6,294	0	S/L 31.5	1993(A)
Howell, MI	332	11,938	1	332	14,306	14,638	6,021	8,617	0	S/L 31.5	1993(A)
Mt. Pleasant, MI	767	7,769	20	767	13,670	14,437	6,018	8,419	7,294	S/L 31.5	1993(A)
Elyria, OH	352	5,693	0	352	8,469	8,821	4,359	4,462	0	S/L 30.0	1977(C)
Meridian, ID	24,591	31,779	0	22,142	48,362	70,504	8,735	61,769	23,573	S/L 31.5	2001(C)
Midvale, UT (FT. Union I, II, III & Wingers)	25,662	56,759	0	23,180	69,407	92,587	17,659	74,928	0	S/L 31.5	1998(A)
Taylorsville, UT	24,327	53,686	0	31,368	78,356	109,724	21,566	88,159	0	S/L 31.5	1998(A)
Orem, UT	5,428	12,259	0	5,428	13,195	18,623	4,009	14,615	0	S/L 31.5	1998(A)
Salt Lake City, UT (33rd)	986	2,132	0	986	2,158	3,144	651	2,493	0	S/L 31.5	1998(A)
Riverdale, UT	15,845	36,479	0	15,845	43,439	59,284	13,023	46,261	0	S/L 31.5	1998(A)
Bemidji, MN	442	8,229	500	442	11,617	12,059	8,192	3,867	0	S/L 30.0	1977(C)
Salt Lake City, UT	2,801	5,997	0	2,801	6,755	9,556	2,195	7,361	0	S/L 31.5	1998(A)
Ogden, UT	3,620	7,716	0	3,620	8,200	11,820	2,530	9,289	0	S/L 31.5	1998(A)
Birmingham, AL (Eastwood)	3,726	13,974	0	3,726	17,037	20,763	6,835	13,928	0	S/L 31.5	1994(A)
Birmingham, AL (Brookhighland)	10,573	26,002	0	11,434	48,478	59,912	15,033	44,879	25,530	S/L 31.5	1995(A)
Ormond Beach, FL	1,048	15,812	4	1,048	18,030	19,078	7,466	11,612	0	S/L 31.5	1994(A)
Antioch, CA	3,066	12,220	0	3,066	12,220	15,286	693	14,593	0	S/L 40.0	2005(A)
Santa Rosa, CA	3,783	15,964	0	3,783	15,967	19,750	904	18,846	0	S/L 40.0	2005(A)
San Diego, CA (College)	0	11,079	55	0	11,135	11,135	538	10,597	0	S/L 40.0	2005(A)
Las Vegas, NV	6,458	3,488	0	6,458	3,488	9,946	201	9,744	0	S/L 40.0	2005(A)
West Covina, CA	0	20,456	0	0	20,456	20,456	1,156	19,300	0	S/L 40.0	2005(A)
Phoenix, AZ	2,443	6,221	0	2,443	6,221	8,664	356	8,308	0	S/L 40.0	2005(A)
Fairfield, CA	9,140	11,514	0	9,140	11,514	20,654	654	20,000	0	S/L 40.0	2005(A)
Garden Grove, CA	4,955	5,392	0	4,955	5,392	10,347	309	10,038	0	S/L 40.0	2005(A)
San Diego, CA	5,508	8,294	0	5,508	8,294	13,802	472	13,330	0	S/L 40.0	2005(A)
Carson City, NV	1,928	4,841	0	1,928	4,841	6,769	277	6,493	0	S/L 40.0	2005(A)
Tucson, AZ	1,938	4,151	0	1,938	4,151	6,089	239	5,850	0	S/L 40.0	2005(A)/
Redding, CA	1,978	5,831	0	1,978	5,831	7,809	332	7,476	0	S/L 40.0	2005(A)
San Antonio, TX	2,403	2,697	0	2,403	2,697	5,100	157	4,943	0	S/L 40.0	2005(A)
Chandler, AZ	2,136	5,831	0	2,136	5,831	7,967	333	7,634	0	S/L 40.0	2005(A)
Chino, CA	4,974	7,052	0	4,974	7,052	12,026	402	11,624	0	S/L 40.0	2005(A)
Las Vegas, NV	2,621	6,039	0	2,621	6,039	8,660	345	8,315	0	S/L 40.0	2005(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2007								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Clovis, CA	0	9,057	0	0	9,057	9,057	515	8,542	0	S/L 40.0	2005(A)
Santa Maria, CA	1,117	8,736	0	1,117	8,736	9,853	497	9,356	0	S/L 40.0	2005(A)
El Cajon, CA	0	15,648	0	0	15,648	15,648	886	14,762	0	S/L 40.0	2005(A)
Ukiah, CA	1,632	2,368	0	1,632	2,368	4,000	137	3,862	0	S/L 40.0	2005(A)
Madera, CA	1,770	746	0	1,770	746	2,516	46	2,470	0	S/L 40.0	2005(A)
Mesa, AZ	2,551	11,951	0	2,551	11,951	14,502	678	13,824	0	S/L 40.0	2005(A)
Burbank, CA	0	20,834	0	0	20,834	20,834	1,134	19,700	0	S/L 40.0	2005(A)
North Fullerton, CA	4,163	5,980	0	4,163	5,980	10,143	342	9,802	0	S/L 40.0	2005(A)
Tulare, CA	2,868	4,200	0	2,868	4,200	7,068	241	6,827	0	S/L 40.0	2005(A)
Porterville, CA	1,681	4,408	0	1,681	4,408	6,089	253	5,836	0	S/L 40.0	2005(A)
Lompac, CA	2,275	2,074	0	2,275	2,074	4,349	121	4,227	0	S/L 40.0	2005(A)
Palmdale, CA	4,589	6,544	0	4,589	6,544	11,133	373	10,759	0	S/L 40.0	2005(A)
Anaheim, CA	8,900	11,925	0	8,900	11,925	20,825	676	20,149	0	S/L 40.0	2005(A)
Sonora, CA	1,889	6,860	0	1,889	6,860	8,749	390	8,358	0	S/L 40.0	2005(A)
Phoenix, AZ	2,334	8,453	0	2,334	8,453	10,787	481	10,306	0	S/L 40.0	2005(A)
Foot Hill Ranch, CA	5,409	9,383	0	5,409	9,391	14,800	533	14,267	0	S/L 40.0	2005(A)
Reno, NV	2,695	5,078	0	2,695	5,078	7,773	291	7,481	0	S/L 40.0	2005(A)
Las Vegas, NV	5,736	5,795	0	5,736	5,795	11,531	331	11,199	0	S/L 40.0	2005(A)
Folsom, CA	3,461	11,036	0	3,461	11,036	14,497	626	13,871	0	S/L 40.0	2005(A)
Slatten Ranch, CA	5,439	11,728	0	5,439	11,728	17,167	665	16,502	0	S/L 40.0	2005(A)
Buffalo, NY	2,341	8,995	0	2,341	9,576	11,917	1,131	10,786	0	S/L 31.5	2004(A)
West Seneca, NY	2,929	12,926	0	2,929	12,926	15,855	1,521	14,334	0	S/L 31.5	2004(A)
N. Tonawanda, NY	5,878	21,291	0	5,878	21,866	27,744	2,675	25,068	0	S/L 31.5	2004(A)
Amherst, NY	5,873	22,458	0	5,873	23,113	28,986	2,726	26,260	0	S/L 31.5	2004(A)
Ithaca, NY	9,198	42,969	0	9,198	43,150	52,348	4,987	47,361	17,144	S/L 31.5	2004(A)
Hamburg, NY	3,303	16,239	0	3,303	16,666	19,969	2,035	17,933	0	S/L 31.5	2004(A)
West Seneca, NY	2,576	2,590	0	2,576	3,059	5,635	325	5,311	0	S/L 31.5	2004(A)
Orland Park, IL	10,430	13,081	0	10,430	13,090	23,520	1,555	21,965	0	S/L 31.5	2004(A)
Hamburg, NY	4,071	17,142	0	4,071	17,142	21,213	2,047	19,166	0	S/L 31.5	2004(A)
Tonawanda, NY	3,061	6,887	0	3,061	7,536	10,597	875	9,723	0	S/L 31.5	2004(A)
Hamburg, NY	4,152	22,075	0	4,152	22,376	26,528	2,580	23,948	0	S/L 31.5	2004(A)
Columbus, OH (Consumer Square)	9,828	22,858	0	9,828	23,371	33,199	2,841	30,359	13,058	S/L 31.5	2004(A)
Louisville, KY (Outer Loop)	4,180	747	0	4,180	1,010	5,190	141	5,050	0	S/L 31.5	2004(A)
Olean, NY	8,834	29,813	0	8,834	30,289	39,123	3,945	35,178	4,053	S/L 31.5	2004(A)
N. Charleston, SC (N Charl Ctr)	5,146	5,990	0	5,146	8,378	13,524	935	12,589	10,249	S/L 31.5	2004(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2007								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Jacsonville, FL (Arlington Road)	4,672	5,085	0	4,672	5,412	10,084	669	9,416	0	S/L 31.5	2004(A)
West Long Branch, NJ (Monmouth)	14,131	51,982	0	14,131	52,516	66,647	6,116	60,531	11,237	S/L 31.5	2004(A)
Big Flats, NY (Big Flats I)	22,229	52,579	0	22,279	55,856	78,135	7,632	70,502	10,926	S/L 31.5	2004(A)
Hanover, PA	4,408	4,707	0	4,408	4,707	9,115	589	8,526	0	S/L 31.5	2004(A)
Mays Landing, NJ (Wrangelboro)	49,033	107,230	0	49,033	109,012	158,045	12,783	145,262	45,882	S/L 31.5	2004(A)
Plattsburgh, NY	10,734	34,028	0	10,767	35,045	45,812	4,406	41,405	6,431	S/L 31.5	2004(A)
Williamsville, NY	5,021	6,768	0	5,021	7,391	12,412	828	11,585	0	S/L 31.5	2004(A)
Niagara Falls, NY	4,956	11,370	0	1,973	3,191	5,164	387	4,776	0	S/L 31.5	2004(A)
Amherst, NY	29,729	78,602	0	28,672	73,614	102,286	8,791	93,496	22,745	S/L 31.5	2004(A)
Greece, NY	3,901	4,922	0	3,901	4,922	8,823	587	8,235	0	S/L 31.5	2004(A)
Buffalo, NY (Elmwood)	6,010	19,044	0	6,010	19,098	25,108	2,237	22,870	0	S/L 31.5	2004(A)
Orange Park, FL (The Village)	1,929	5,476	0	1,929	5,514	7,443	653	6,791	0	S/L 31.5	2004(A)
Lakeland, FL (Highlands)	4,112	4,328	0	4,112	4,433	8,545	541	8,004	0	S/L 31.5	2004(A)
Lockport, NY	9,253	23,829	0	9,253	23,882	33,135	2,838	30,296	11,146	S/L 31.5	2004(A)
Buffalo, NY (Delaware)	3,568	29,001	0	3,620	29,458	33,078	3,328	29,750	861	S/L 31.5	2004(A)
Cheektowaga, NY (Thruway)	15,471	25,600	0	15,471	26,888	42,359	3,451	38,908	4,385	S/L 31.5	2004(A)
Walker, MI (Alpine Ave)	1,454	9,284	0	1,454	11,562	13,016	1,784	11,232	0	S/L 31.5	2004(A)
Toledo, OH	1,316	3,961	0	1,316	3,961	5,277	479	4,797	0	S/L 31.5	2004(A)
Amherst, NY	4,054	11,995	0	4,054	12,053	16,107	1,412	14,695	4,571	S/L 31.5	2004(A)
New Hartford, NY	1,279	13,685	0	1,279	13,743	15,022	1,621	13,401	0	S/L 31.5	2004(A)
Tonawanda, NY (Sher/Delaware)	5,090	14,874	0	5,090	14,942	20,032	1,762	18,270	0	S/L 31.5	2004(A)
Mays Landing, NJ (Hamilton)	36,224	56,949	0	36,224	57,413	93,637	6,790	86,847	12,745	S/L 31.5	2004(A)
Gates, NY	9,369	40,672	0	9,369	41,117	50,486	4,826	45,660	24,129	S/L 31.5	2004(A)
Rome, NY (Freedom)	4,565	5,078	0	4,565	9,237	13,802	876	12,926	3,888	S/L 31.5	2004(A)
Englewood, FL	2,172	2,983	0	2,172	3,195	5,367	317	5,050	1,602	S/L 31.5	2004(A)
Hamburg, NY (Milestrip)	2,527	14,711	0	2,527	14,872	17,399	1,840	15,558	0	S/L 31.5	2004(A)
Mooresville, NC	14,369	43,688	0	14,369	44,237	58,606	4,628	53,979	23,188	S/L 31.5	2004(A)
Amherst, NY (Sheridan/Harlem)	2,620	2,554	0	2,620	2,848	5,468	336	5,132	0	S/L 31.5	2004(A)
Indian Trail, NC	3,172	7,075	0	3,172	7,543	10,715	936	9,779	6,735	S/L 31.5	2004(A)
Dewitt, NY	1,140	6,756	0	881	5,677	6,558	660	5,898	0	S/L 31.5	2004(A)
Chili, NY	2,143	8,109	0	2,143	8,109	10,252	966	9,286	0	S/L 31.5	2004(A)
Horseheads, NY	659	2,426	0	659	2,476	3,135	20	3,116	0	S/L 31.5	2007(A)
Ashtabula, OH	1,444	9,912	0	1,444	9,912	11,356	1,148	10,208	6,707	S/L 31.5	2004(A)
Niskayuna, NY	20,297	51,155	0	20,297	51,916	72,213	6,325	65,888	22,301	S/L 31.5	2004(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2007								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Dansville, NY	2,806	4,905	0	2,806	5,147	7,953	583	7,370	0	S/L 31.5	2004(A)
Dewitt, NY (Dewitt Commons)	9,738	26,351	0	9,738	31,639	41,377	4,766	36,611	0	S/L 31.5	2004(A)
Victor, NY	2,374	6,433	0	2,374	6,517	8,891	728	8,163	6,403	S/L 31.5	2004(A)
Wilmington, NC	4,785	16,852	1,183	4,287	34,909	39,196	14,127	25,069	19,570	S/L 31.5	1989(C)
Berlin, VT	859	10,948	24	866	15,053	15,919	8,379	7,540	0	S/L 30.0	1986(C)
Brainerd, MN	703	9,104	272	1,182	17,820	19,002	7,414	11,588	0	S/L 31.5	1991(A)
Spring Hill, FL	1,084	4,816	266	2,096	11,078	13,174	4,859	8,315	4,749	S/L 30.0	1988(C)
Tiffin, OH	432	5,908	435	432	10,863	11,295	5,314	5,981	0	S/L 30.0	1980(C)
Broomfield, CO (Flatiron Gard)	23,681	31,809	0	13,707	42,725	56,432	5,690	50,741	0	S/L 31.5	2003(A)
Denver, CO (Centennial)	7,833	35,550	0	7,978	56,014	63,992	16,320	47,672	37,072	S/L 31.5	1997(C)
Dickinson, ND	57	6,864	355	51	7,803	7,854	7,583	271	0	S/L 30.0	1978(C)
Hutchinson, MN	402	5,510	657	427	7,071	7,498	5,789	1,709	0	S/L 30.0	1981(C)
New Bern, NC	780	8,204	72	441	5,284	5,725	2,579	3,145	0	S/L 31.5	1989(C)
Bayamon, PR (Plaza Del Sol)	132,074	152,441	0	132,759	154,908	287,667	14,420	273,247	0	S/L 31.5	2005(A)
Carolina, PR (Plaza Escorial)	28,522	76,947	0	28,601	77,216	105,817	7,313	98,504	0	S/L 31.5	2005(A)
Humacao, PR (Palma Real)	16,386	74,059	0	16,386	74,879	91,265	7,046	84,219	0	S/L 31.5	2005(A)
Isabela, PR (Plaza Isabela)	8,175	41,094	0	8,175	41,953	50,128	3,968	46,160	0	S/L 31.5	2005(A)
San German, PR (Camino Real)	3,215	24	0	3,223	24	3,247	10	3,237	0	S/L 31.5	2005(A)
Cayey, PR (Plaza Cayey)	19,214	25,584	0	19,611	26,190	45,801	2,513	43,288	0	S/L 31.5	2005(A)
Bayamon, PR (Rio Hondo)	91,645	98,007	0	91,898	101,608	193,506	9,208	184,298	54,791	S/L 31.5	2005(A)
San Juan, PR (Senorial Plaza)	10,338	23,285	0	10,338	23,987	34,325	2,266	32,060	14,228	S/L 31.5	2005(A)
Bayamon, PR (Rexville Plaza)	4,294	11,987	0	4,294	12,209	16,503	1,176	15,326	8,572	S/L 31.5	2005(A)
Arecibo, PR (Atlantico)	7,965	29,898	0	8,094	30,819	38,913	2,916	35,997	14,316	S/L 31.5	2005(A)
Hatillo, PR (Plaza Del Norte)	101,219	105,465	0	101,219	108,207	209,426	10,037	199,389	0	S/L 31.5	2005(A)
Vega Baja, PR (Plaza Vega Baja)	7,076	18,684	0	7,076	18,728	25,804	1,794	24,009	0	S/L 31.5	2005(A)
Guyama, PR (Plaza Wal-Mart)	1,960	18,721	0	1,960	18,834	20,794	1,788	19,007	0	S/L 31.5	2005(A)
Fajardo, PR (Plaza Fajardo)	4,376	41,199	0	4,376	41,469	45,845	3,905	41,939	0	S/L 31.5	2005(A)
San German, PR (Del Oeste)	6,470	20,751	0	6,470	21,117	27,587	2,012	25,576	0	S/L 31.5	2005(A)
Princeton, NJ	7,121	29,783	0	7,121	36,032	43,153	10,435	32,718	0	S/L 31.5	1998(A)
Princeton, NJ (Pavilion)	6,327	44,466	0	7,237	54,903	62,140	10,842	51,298	0	S/L 31.5	2000(C)
Phoenix, AZ	15,352	22,813	1,601	15,352	26,549	41,901	8,130	33,771	30,000	S/L 31.5	2000(C)
Wichita, KS (Eastgate)	5,058	11,362	0	5,222	12,527	17,749	2,468	15,280	0	S/L 31.5	2002(A)
Russellville, AR	624	13,391	0	624	14,894	15,518	5,967	9,551	0	S/L 31.5	1994(A)
N. Little Rock, AR	907	17,160	0	907	19,139	20,046	6,367	13,680	0	S/L 31.5	1994(A)
Ottumwa, IA	338	8,564	103	321	16,725	17,046	6,981	10,064	0	S/L 31.5	1990(C)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2007								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Washington, NC	991	3,118	34	878	4,480	5,358	2,131	3,227	0	S/L 31.5	1990(C)
Leawood, KS	13,002	69,086	0	13,352	77,940	91,292	11,701	79,591	47,825	S/L 31.5	1998(A)
Littleton, CO	12,249	50,709	0	12,458	52,413	64,871	8,910	55,962	0	S/L 31.5	2002(C)
Durham, NC	2,210	11,671	278	2,210	13,895	16,105	7,378	8,727	6,672	S/L 31.5	1990(C)
San Antonio, TX (N. Bandera)	3,475	37,327	0	3,475	37,772	41,247	6,716	34,531	0	S/L 31.5	2002(A)
Crystal River, FL	1,217	5,796	365	1,219	8,619	9,838	4,690	5,149	0	S/L 31.5	1986(C)
Dublin, OH (Perimeter Center)	3,609	11,546	0	3,609	11,745	15,354	3,703	11,651	0	S/L 31.5	1998(A)
Hamilton, OH	495	1,618	0	495	1,618	2,113	500	1,613	0	S/L 31.5	1998(A)
Barboursville, WV	431	1,417	2	0	2,555	2,555	766	1,789	0	S/L 31.5	1998(A)
Columbus, OH (Easton Market)	11,087	44,494	0	12,085	48,284	60,369	14,348	46,021	0	S/L 31.5	1998(A)
Columbus, OH (Dublin Village))	6,478	29,792	0	6,478	29,771	36,249	29,750	6,498	0	S/L 31.5	2005(A)
Denver, CO (Tamarac Square Mall)	2,990	12,252	0	2,987	13,700	16,687	3,620	13,067	0	S/L 31.5	2001(A)
Chelmsford, MA (Apollo Drive)	8,124	26,760	0	8,116	43,996	52,112	6,348	45,764	0	S/L 31.5	2001(A)
Daytona Beach, FL (Volusia Point)	3,838	4,485	0	3,834	5,031	8,865	1,082	7,783	0	S/L 31.5	2001(A)
Twinsburg, OH (Heritage Business)	254	1,623	0	254	1,795	2,049	381	1,668	0	S/L 31.5	2001(A)
Silver Springs, MD (Tech Center 29-1)	7,484	20,980	0	7,476	24,591	32,067	5,471	26,595	6,369	S/L 31.5	2001(A)
San Antonio, TX	1,232	7,881	0	1,232	7,881	9,113	63	9,051	0	S/L 31.5	2007(C)
San Antonio, TX	1,613	10,791	0	1,613	10,791	12,404	57	12,347	0	S/L 31.5	2007(C)
McHenry, IL	332	1,302	0	332	1,302	1,634	9	1,625	0	S/L 31.5	2006(C)
San Antonio, TX (Terrell)	4,980	11,880	0	4,980	11,880	16,860	0	16,861	12,774	S/L 31.5	2007(A)
Macon, GA	2,940	5,192	0	2,940	5,209	8,149	143	8,006	0	S/L 31.5	2007(A)
Snellville, GA (Commons)	10,185	51,815	0	10,185	51,815	62,000	1,413	60,587	0	S/L 31.5	2007(A)
Jersey City, NJ	6,241	14,920	0	6,241	14,920	21,161	399	20,762	9,875	S/L 31.5	2007(A)
Union, NJ	7,659	15,689	0	7,659	15,689	23,348	427	22,921	0	S/L 31.5	2007(A)
Spartanburg, SC (Northpoint)	1,015	8,992	0	1,015	8,992	10,007	252	9,756	0	S/L 31.5	2007(A)
Taylors, SC (Hampton)	1,732	4,506	0	1,732	4,506	6,238	124	6,114	0	S/L 31.5	2007(A)
Dothan, AL (Shops)	2,065	20,972	0	2,065	20,972	23,037	570	22,467	11,567	S/L 31.5	2007(A)
Bradenton, FL (Cortez)	10,766	31,203	0	10,766	31,236	42,002	858	41,144	12,670	S/L 31.5	2007(A)
Clearwater, FL	5,579	15,855	0	5,579	16,066	21,645	449	21,196	0	S/L 31.5	2007(A)
New Tampa, FL	1,707	3,338	0	1,707	3,343	5,050	95	4,954	0	S/L 31.5	2007(A)
Tequesta, FL	2,108	7,400	0	2,108	7,525	9,633	187	9,446	5,200	S/L 31.5	2007(A)
Kennesaw, GA (Town)	6,175	9,028	0	6,175	9,029	15,204	243	14,960	0	S/L 31.5	2007(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2007								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Lawrenceville, GA (Springfield)	3,049	10,890	0	3,049	10,891	13,940	296	13,644	0	S/L 31.5	2007(A)
Roswell, GA (Village)	6,566	15,005	0	6,566	15,008	21,574	406	21,169	0	S/L 31.5	2007(A)
Hagerstown, MD	2,440	9,697	0	2,440	9,719	12,159	297	11,863	6,770	S/L 31.5	2007(A)
Greensboro, NC (Golden)	5,012	11,162	0	5,012	11,162	16,174	310	15,864	0	S/L 31.5	2007(A)
Greensboro, NC (Wendover)	3,153	9,455	0	3,153	9,455	12,608	254	12,354	5,450	S/L 31.5	2007(A)
Brick, NJ	4,261	21,479	0	4,261	21,491	25,752	593	25,159	10,300	S/L 31.5	2007(A)
East Hanover, NJ (Plaza)	3,847	23,798	0	3,847	23,998	27,845	658	27,186	9,280	S/L 31.5	2007(A)
East Hanover, NJ (Sony)	6,861	11,165	0	6,861	11,165	18,026	306	17,719	6,445	S/L 31.5	2007(A)
Camp Hill, PA	1,631	8,402	0	1,631	8,402	10,033	231	9,802	0	S/L 31.5	2007(A)
Middletown, RI	3,804	16,805	0	3,804	16,805	20,609	461	20,149	10,000	S/L 31.5	2007(A)
Conway, SC	1,217	7,038	0	1,217	7,038	8,255	209	8,047	0	S/L 31.5	2007(A)
Lexington, SC	1,795	9,933	0	1,795	9,933	11,728	269	11,459	0	S/L 31.5	2007(A)
Newport News, VA (Denbigh)	10,064	21,272	0	10,064	21,305	31,369	589	30,780	11,457	S/L 31.5	2007(A)
Richmond, VA (Downtown)	12,002	34,736	0	12,002	34,736	46,738	942	45,795	18,480	S/L 31.5	2007(A)
Springfield, VA (Loisdale)	12,627	30,572	0	12,627	30,572	43,199	822	42,377	15,950	S/L 31.5	2007(A)
Springfield, VA (Spring Mall)	4,389	9,466	0	4,389	9,531	13,920	257	13,663	0	S/L 31.5	2007(A)
Sterling, VA	8,426	18,651	0	8,426	18,651	27,077	506	26,571	9,240	S/L 31.5	2007(A)
Windsor Court, CT	6,090	11,745	0	6,090	11,745	17,835	320	17,514	8,015	S/L 31.5	2007(A)
Ocala, FL	2,877	9,407	0	2,877	9,407	12,284	258	12,026	0	S/L 31.5	2007(A)
Plant City, FL	3,687	9,849	0	3,687	9,849	13,536	267	13,268	5,900	S/L 31.5	2007(A)
Brandon, FL (Albertsons)(3),(4)	3,365	2,498	0	3,365	2,498	5,863	67	5,796	0	S/L 31.5	2007(A)
Brandon, FL	3,571	12,190	0	3,571	12,190	15,761	327	15,433	0	S/L 31.5	2007(A)
Atlanta, GA (Abernathy)	11,634	31,341	0	11,634	31,341	42,975	838	42,138	13,392	S/L 31.5	2007(A)
Norcross, GA	3,007	8,489	0	3,007	8,491	11,498	231	11,268	0	S/L 31.5	2007(A)
Bowie, MD	5,739	14,301	0	5,739	14,307	20,046	392	19,654	8,632	S/L 31.5	2007(A)
Ashville, NC (Oakley)	2,651	8,908	0	2,651	8,908	11,559	271	11,288	5,175	S/L 31.5	2007(A)
Cary, NC (Mill Pond)	6,913	17,301	0	6,913	17,307	24,220	469	23,751	8,500	S/L 31.5	2007(A)
Charlotte, NC (Camfield)	2,842	9,807	0	2,842	9,807	12,649	268	12,381	5,150	S/L 31.5	2007(A)
Cornelius, NC	4,382	15,184	0	4,382	15,188	19,570	410	19,160	0	S/L 31.5	2007(A)
Greensboro, NC (Capital)	3,070	13,386	0	3,070	13,386	16,456	361	16,095	6,700	S/L 31.5	2007(A)
Raleigh, NC (Capital)	2,728	10,665	0	2,728	10,665	13,393	292	13,101	5,478	S/L 31.5	2007(A)
Raleigh, NC (Wakefield)	3,345	11,482	0	3,345	11,485	14,830	317	14,514	0	S/L 31.5	2007(A)
Wilmington, NC (Oleander)	2,270	4,812	0	2,270	4,812	7,082	147	6,935	0	S/L 31.5	2007(A)
Wilson, NC	1,598	8,160	0	1,598	8,168	9,766	227	9,539	0	S/L 31.5	2007(A)
Morgantown, WV	4,645	10,341	0	4,645	10,341	14,986	307	14,680	7,000	S/L 31.5	2007(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2007								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Greenwood, SC	607	4,094	0	607	4,094	4,701	115	4,586	0	S/L 31.5	2007(A)
Edgewater, NJ	7,714	30,473	0	7,714	30,473	38,187	822	37,365	14,000	S/L 31.5	2007(A)
Cullman, AL	2,542	7,651	0	2,542	7,651	10,193	214	9,979	0	S/L 31.5	2007(A)
Dothan, AL (Circuit City)	1,293	6,005	0	1,293	6,005	7,298	167	7,131	0	S/L 31.5	2007(A)
Culver City, CA	4,239	4,824	0	4,239	4,824	9,063	132	8,931	0	S/L 31.5	2007(A)
Highland Ranch, CO	1,380	4,739	0	1,380	4,739	6,119	132	5,988	0	S/L 31.5	2007(A)
Manchester, CT	4,334	10,428	0	4,334	10,428	14,762	291	14,471	0	S/L 31.5	2007(A)
Dania Beach, FL	9,593	17,686	0	9,593	17,686	27,279	490	26,788	0	S/L 31.5	2007(A)
Daytona Beach, FL (KB Homes)	1,247	1,154	0	1,247	1,154	2,401	34	2,367	0	S/L 31.5	2007(A)
Daytona Beach, FL (PetSmart)	1,352	3,848	0	1,352	3,848	5,200	107	5,093	0	S/L 31.5	2007(A)
Kissimmee, FL (CVS)	1,072	1,783	0	1,072	1,783	2,855	48	2,806	0	S/L 31.5	2007(A)
Plantation, FL (Vision)	1,032	580	0	1,032	580	1,612	16	1,596	0	S/L 31.5	2007(A)
Vero Beach, FL	2,653	4,667	0	2,653	4,667	7,320	130	7,190	0	S/L 31.5	2007(A)
Alpharetta, GA	2,776	3,490	0	2,776	3,490	6,266	98	6,168	0	S/L 31.5	2007(A)
Duluth, GA (Sofa)	815	2,692	0	815	2,692	3,507	75	3,432	0	S/L 31.5	2007(A)
Gainesville, GA	1,073	1,586	0	1,073	1,586	2,659	43	2,616	0	S/L 31.5	2007(A)
Lawrenceville, GA (Eckerd)	1,457	1,057	0	1,457	1,057	2,514	29	2,484	0	S/L 31.5	2007(A)
Macon, GA (K-Mart)	1,397	1,142	0	1,397	1,142	2,539	30	2,509	0	S/L 31.5	2007(A)
Marietta, GA (Eckerd)	1,622	1,050	0	1,622	1,050	2,672	29	2,643	0	S/L 31.5	2007(A)
Rome, GA	1,523	4,065	0	1,523	4,065	5,588	114	5,474	0	S/L 31.5	2007(A)
Snellville, GA (Eckerd)	1,303	1,494	0	1,303	1,494	2,797	41	2,756	0	S/L 31.5	2007(A)
Sylvania, GA	431	3,774	0	431	3,774	4,205	107	4,098	0	S/L 31.5	2007(A)
Warner Robbins, GA (Lowe’s)	3,667	10,940	0	3,667	10,940	14,607	307	14,300	0	S/L 31.5	2007(A)
Rockford, IL	1,107	3,165	0	1,107	3,165	4,272	87	4,185	3,223	S/L 31.5	2007(A)
Covington, LA	1,054	1,394	0	1,054	1,394	2,448	39	2,409	0	S/L 31.5	2007(A)
Worcester, MA	5,395	10,938	0	5,395	10,938	16,333	299	16,034	0	S/L 31.5	2007(A)
Dearborn Heights, MI	2,463	2,946	0	2,463	2,946	5,409	81	5,329	3,550	S/L 31.5	2007(A)
Livonia, MI	1,411	2,727	0	1,411	2,727	4,138	75	4,063	2,477	S/L 31.5	2007(A)
Port Huron, MI	1,662	3,270	0	1,662	3,270	4,932	90	4,842	0	S/L 31.5	2007(A)
Westland, MI	1,400	2,531	0	1,400	2,531	3,931	71	3,860	2,625	S/L 31.5	2007(A)
Cary, NC (Circuit City)	2,264	4,581	0	2,264	4,581	6,845	126	6,719	0	S/L 31.5	2007(A)
Charlotte, NC (BJ’S)	4,259	11,774	0	4,259	11,774	16,033	331	15,702	0	S/L 31.5	2007(A)
Concord, NC (Eckerd)	885	2,119	0	885	2,119	3,004	58	2,946	0	S/L 31.5	2007(A)
Raleigh, NC (Eckerd)	1,249	2,127	0	1,249	2,127	3,376	59	3,318	0	S/L 31.5	2007(A)
Winston-Salem, NC (Wal-Mart)	7,156	15,010	0	7,156	15,010	22,166	424	21,742	0	S/L 31.5	2007(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2007								Total			Date
(In thousands)								Cost,			of
	Initial Cost			Total Cost (B)				Net		Depreciable	Construction
		Buildings			Buildings			of		Lives	(C)
		&			&		Accumulated	Accumulated		(Years)	Acquisition
	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation	Depreciation	Encumbrances	(1)	(A)

Buffalo, NY (Eckerd)	1,229	2,428	0	1,229	2,428	3,657	67	3,591	0	S/L 31.5	2007(A)
Cheektowaga, NY (Eckerd)	1,740	2,417	0	1,740	2,417	4,157	66	4,092	0	S/L 31.5	2007(A)
Dunkirk, NY	0	1,487	0	0	1,487	1,487	41	1,446	0	S/L 31.5	2007(A)
Amherst, NY (Eckerd)	1,483	1,917	0	1,483	1,917	3,400	53	3,348	0	S/L 31.5	2007(A)
Alliance, OH	812	16,244	0	812	16,244	17,056	457	16,599	0	S/L 31.5	2007(A)
Cincinnati, OH (Kroger)	2,805	5,028	0	2,805	5,028	7,833	138	7,695	0	S/L 31.5	2007(A)
Steubenville, OH	3,324	10,423	0	3,324	10,423	13,747	291	13,455	0	S/L 31.5	2007(A)
Weschester, OH	1,449	3,916	0	1,449	3,916	5,365	111	5,254	0	S/L 31.5	2007(A)
Oklahoma City, OK	395	1,697	0	395	1,697	2,092	46	2,046	0	S/L 31.5	2007(A)
Cheswick, PA	863	2,225	0	863	2,225	3,088	61	3,027	0	S/L 31.5	2007(A)
Connelsville, PA	1,356	2,524	0	1,356	2,524	3,880	69	3,811	0	S/L 31.5	2007(A)
Harborcreek, PA	1,062	2,124	0	1,062	2,124	3,186	58	3,128	0	S/L 31.5	2007(A)
Erie, PA (Eckerd)	958	2,223	0	958	2,223	3,181	61	3,121	0	S/L 31.5	2007(A)
Millcreek, PA (Eckerd)	1,525	2,416	0	1,525	2,416	3,941	66	3,875	0	S/L 31.5	2007(A)
Millcreek, PA (Eckerd)	0	1,486	0	0	1,486	1,486	41	1,444	0	S/L 31.5	2007(A)
Erie, PA (Eckerd)	1,578	2,721	0	1,578	2,721	4,299	74	4,225	0	S/L 31.5	2007(A)
Erie, PA (Eckerd)	1,641	2,015	0	1,641	2,015	3,656	55	3,602	0	S/L 31.5	2007(A)
Penn, PA	852	2,418	0	852	2,418	3,270	66	3,203	0	S/L 31.5	2007(A)
Monroeville, PA	2,863	2,935	0	2,863	2,935	5,798	80	5,718	0	S/L 31.5	2007(A)
Monroeville, PA (Eckerd)	1,431	2,024	0	1,431	2,024	3,455	55	3,399	0	S/L 31.5	2007(A)
New Castle, PA	1,331	2,016	0	1,331	2,016	3,347	55	3,292	0	S/L 31.5	2007(A)
Pittsburgh, PA	1,771	2,523	0	1,771	2,523	4,294	69	4,225	0	S/L 31.5	2007(A)
Plum Borough, PA	1,671	2,424	0	1,671	2,424	4,095	66	4,029	0	S/L 31.5	2007(A)
Taega Cay, SC	1,387	2,451	0	1,387	2,451	3,838	68	3,771	0	S/L 31.5	2007(A)
Gaffney, SC	1,189	2,363	0	1,189	2,363	3,552	65	3,487	0	S/L 31.5	2007(A)
Greenville, SC (Eckerd)	1,452	1,909	0	1,452	1,909	3,361	52	3,308	0	S/L 31.5	2007(A)
Greenville, SC (Wal-Mart)	5,659	14,411	0	5,659	14,411	20,070	409	19,662	0	S/L 31.5	2007(A)
Mt. Pleasant, SC (BI-LO)	2,420	7,979	0	2,420	7,979	10,399	225	10,175	6,350	S/L 31.5	2007(A)
Piedmont, SC	589	1,687	0	589	1,687	2,276	47	2,229	0	S/L 31.5	2007(A)
Spartanburg, SC (Blackstock)	1,223	2,128	0	1,223	2,128	3,351	59	3,292	0	S/L 31.5	2007(A)
Spartanburg, SC (Eckerd)	1,255	2,226	0	1,255	2,226	3,481	61	3,420	0	S/L 31.5	2007(A)
Woodruff, SC	1,145	2,353	0	1,145	2,353	3,498	65	3,432	0	S/L 31.5	2007(A)
Chattanooga, TN (PetSmart)	1,066	3,492	0	1,066	3,492	4,558	97	4,461	0	S/L 31.5	2007(A)
Baytown, TX (Lowe’s)	1,568	10,383	0	1,568	10,383	11,951	289	11,662	0	S/L 31.5	2007(A)
Carrolton, TX (CVS)	843	1,383	0	843	1,383	2,226	38	2,188	0	S/L 31.5	2007(A)

Developers Diversified Realty Corporation
Real Estate and Accumulated Depreciation — (continued)
December 31, 2007										Total				Date
(In thousands)										Cost,				of
	Initial Cost			Total Cost (B)						Net			Depreciable	Construction
		Buildings				Buildings				of			Lives	(C)
		&				&			Accumulated	Accumulated			(Years)	Acquisition
	Land	Improvements	Improvements	Land		Improvements		Total	Depreciation	Depreciation	Encumbrances		(1)	(A)

Ft. Worth, TX (CVS)	860	1,913	0	860		1,913		2,773	52	2,721	0		S/L 31.5	2007(A)
Ft. Worth , TX (CVS)	701	1,276	0	701		1,276		1,977	35	1,942	0		S/L 31.5	2007(A)
Garland, TX	1,567	73	0	1,567		73		1,640	2	1,637	0		S/L 31.5	2007(A)
Grand Prairie, TX	2,892	3,226	0	2,892		3,226		6,118	94	6,025	0		S/L 31.5	2007(A)
Houston, TX	4,380	8,729	0	4,380		8,729		13,109	247	12,862	0		S/L 31.5	2007(A)
Lake Worth, TX	988	1,157	0	988		1,157		2,145	32	2,113	0		S/L 31.5	2007(A)
Richland Hills, TX	1,094	1,605	0	1,094		1,605		2,699	44	2,656	0		S/L 31.5	2007(A)
Plano, TX	1,349	1,567	0	1,349		1,567		2,916	43	2,873	0		S/L 31.5	2007(A)
Richardson, TX (CVS)	967	1,694	0	967		1,694		2,661	46	2,615	0		S/L 31.5	2007(A)
Richardson, TX (CVS)	1,045	1,594	0	1,045		1,594		2,639	44	2,595	0		S/L 31.5	2007(A)
River Oaks, TX	1,011	2,005	0	1,011		2,005		3,016	55	2,961	0		S/L 31.5	2007(A)
Rowlett, TX	1,241	211	0	1,241		211		1,452	6	1,447	0		S/L 31.5	2007(A)
Colony, TX (CVS)	1,064	1,476	0	1,064		1,476		2,540	40	2,500	0		S/L 31.5	2007(A)
Tyler, TX	316	1,384	0	316		1,384		1,700	38	1,662	0		S/L 31.5	2007(A)
Wichita Falls, TX (CVS)	461	1,903	0	461		1,903		2,364	52	2,313	0		S/L 31.5	2007(A)
Wichita Falls, TX (CVS)	808	1,277	0	808		1,277		2,085	35	2,050	0		S/L 31.5	2007(A)
Fredericksburg, VA	1,249	3,728	0	1,249		3,728		4,977	104	4,874	0		S/L 31.5	2007(A)
Olympia, WA	2,946	3,094	0	2,946		3,094		6,040	86	5,953	0		S/L 31.5	2007(A)
Oshkosh, WI	1,250	3,176	0	1,250		3,176		4,426	87	4,338	2,817		S/L 31.5	2007(A)
Weirton, WV	694	2,109	0	694		2,109		2,803	58	2,745	0		S/L 31.5	2007(A)
Lakeland, FL (Highlands)	2,800	3,148	0	2,800		3,400		6,200	37	6,162	0		S/L 31.5	2007(A)
Plantation, FL (Fountains)	20,697	36,751	0	20,697		36,757		57,454	1,018	56,435	0		S/L 31.5	2007(A)
Evansville, IN (East)	8,964	18,764	0	8,964		18,764		27,728	526	27,203	0		S/L 31.5	2007(A)
Portfolio Balance (DDR)	411,285	403,843	0	411,287		403,844		815,131	18,615	796,516	347,670	(2)	S/L 31.5

	$2,483,148	$5,856,352	$13,514	$2,482,682	(3)	$6,502,056	(4)	$8,984,738	$1,024,115	$7,960,623	$1,446,516

(1)	S/L refers to straight-line depreciation.

(2)	Includes $258.5 million of mortgage debt that encumbers 37 Mervyns sites.

(3)	Includes $336.4 million of land under development and asset held for sale at December 31, 2007.

(4)	Includes $328.6 million of construction in progress and asset held for sale at December 31, 2007.

(B)	The aggregate cost for federal income tax purposes was approximately $8.8 billion at December 31, 2007.

The changes in total real estate assets for the three years ended December 31, 2007, are as follows:

	2007	2006	2005

Balance, beginning of year	$7,442,135	$7,029,337	$5,603,424
Acquisitions and transfers from joint ventures	3,048,672	370,218	1,610,808
Developments, improvements and expansions	283,806	236,147	203,054
Changes in land under development and construction in progress	211,432	104,808	102,826
Real estate held for sale	(5,863)	(8,558)	—
Sales and transfers to joint ventures	(2,001,307)	(289,817)	(490,775)

Balance, end of year	$8,978,875	$7,442,135	$7,029,337

The changes in accumulated depreciation and amortization for the three years ended December 31, 2007, are as follows:

	2007	2006	2005

Balance, beginning of year	$861,266	$692,823	$568,231
Depreciation for year	224,375	193,527	170,701
Real estate held for sale	(67)	(3,326)	—
Sales	(61,526)	(21,758)	(46,109)

Balance, end of year	$1,024,048	$861,266	$692,823

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEVELOPERS DIVERSIFIED REALTY CORPORATION

By:	/s/ Scott A. Wolstein
Scott A. Wolstein, Chairman and Chief Executive Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of February, 2008.

/s/ Scott A. Wolstein Scott A. Wolstein	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ William H. Schafer William H. Schafer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Christa A.Vesy Christa A.Vesy	Senior Vice President and Chief Accounting Officer

/s/ Dean S. Adler Dean S. Adler	Director

/s/ Terrance R. Ahern Terrance R. Ahern	Director

/s/ Robert H. Gidel Robert H. Gidel	Director

/s/ Victor MacFarlane Victor MacFarlane	Director

Craig Macnab	Director

/s/ Scott D. Roulston Scott D. Roulston	Director

/s/ Barry A. Sholem Barry A. Sholem	Director

/s/ William B. Summers, Jr. William B. Summers, Jr.	Director