Form 10-Q
period 2008-03-31
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2008-05-12
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of May 5, 2008, the registrant had 119,781,787 outstanding common shares, without par value.

PART I
FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS — Unaudited

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Real estate rental property:
Land	$2,103,771	$2,142,942
Buildings	5,945,652	5,933,890
Fixtures and tenant improvements	245,980	237,117

	8,295,403	8,313,949
Less: Accumulated depreciation	(1,077,841)	(1,024,048)

	7,217,562	7,289,901
Construction in progress and land under development	782,534	664,926
Real estate held for sale	—	5,796

Real estate, net	8,000,096	7,960,623
Investments in and advances to joint ventures	646,627	638,111
Cash and cash equivalents	70,964	49,547
Restricted cash	49,635	58,958
Notes receivable	19,076	18,557
Deferred charges, net	31,988	31,172
Other assets	335,357	332,848

	$9,153,743	$9,089,816

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Senior notes	$2,522,431	$2,622,219
Revolving credit facilities	741,818	709,459

	3,264,249	3,331,678

Secured indebtedness:
Term debt	800,000	800,000
Mortgage and other secured indebtedness	1,645,552	1,459,336

	2,445,552	2,259,336

Total indebtedness	5,709,801	5,591,014

Accounts payable and accrued expenses	135,588	141,629
Dividends payable	89,606	85,851
Other liabilities	146,247	143,616

	6,081,242	5,962,110

Minority equity interest	113,743	111,767
Operating partnership minority interests	17,114	17,114

	6,212,099	6,090,991
Commitments and contingencies
Shareholders’ equity:
Class G — 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	180,000	180,000
Class H — 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 410,000 shares authorized; 410,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	205,000	205,000
Class I — 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 345,000 shares authorized; 340,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	170,000	170,000
Common shares, without par value, $0.10 stated value; 300,000,000 shares authorized; 126,796,241 and 126,793,684 shares issued at March 31, 2008 and December 31, 2007, respectively	12,679	12,679
Paid-in-capital	3,031,963	3,029,176
Accumulated distributions in excess of net income	(309,800)	(260,018)
Deferred compensation obligation	22,364	22,862
Accumulated other comprehensive (loss) income	(8,734)	8,965
Less: Common shares in treasury at cost: 7,195,400 shares and 7,345,304 shares at March 31, 2008 and December 31, 2007, respectively	(361,828)	(369,839)

	2,941,644	2,998,825

	$9,153,743	$9,089,816

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2008	2007
Revenues from operations:
Minimum rents	$160,852	$149,825
Percentage and overage rents	3,006	2,005
Recoveries from tenants	53,602	45,722
Ancillary and other property income	4,662	4,702
Management fees, development fees and other fee income	16,287	9,082
Other	3,487	7,709

	241,896	219,045

Rental operation expenses:
Operating and maintenance	36,869	27,342
Real estate taxes	27,675	25,810
General and administrative	20,715	21,518
Depreciation and amortization	57,139	52,096

	142,398	126,766

Other income (expense):
Interest income	582	3,682
Interest expense	(62,214)	(60,471)
Other expense, net	(497)	(225)

	(62,129)	(57,014)

Income before equity in net income of joint ventures, minority equity interests, tax (expense) benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate, net of tax	37,369	35,265
Equity in net income of joint ventures	7,388	6,281

Income before minority equity interests, tax (expense) benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and (loss) gain on disposition of real estate, net of tax	44,757	41,546
Minority equity interests:
Minority equity interests	(1,776)	(1,488)
Preferred operating partnership minority interests	—	(3,782)
Operating partnership minority interests	(595)	(569)

	(2,371)	(5,839)
Tax (expense) benefit of taxable REIT subsidiaries and franchise taxes	(1,045)	15,061

Income from continuing operations	41,341	50,768

Discontinued operations:
(Loss) income from discontinued operations	(93)	2,939
(Loss) gain on disposition of real estate, net of tax	(191)	2,819

	(284)	5,758

Income before gain on disposition of real estate	41,057	56,526
Gain on disposition of real estate, net of tax	2,367	6,010

Net income	$43,424	$62,536

Preferred dividends	10,567	13,792

Net income applicable to common shareholders	$32,857	$48,744

Per share data:
Basic earnings per share data:
Income from continuing operations	$0.28	$0.37
Income from discontinued operations	—	0.05

Net income applicable to common shareholders	$0.28	$0.42

Diluted earnings per share data:
Income from continuing operations	$0.28	$0.37
Income from discontinued operations	—	0.05

Net income applicable to common shareholders	$0.28	$0.42

Dividends declared per common share	$0.69	$0.66

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE-MONTH PERIODS ENDED MARCH 31,
(Dollars in thousands)
(Unaudited)

	2008	2007
Net cash flow provided by operating activities:	$82,325	$129,672

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(99,314)	(2,352,926)
Equity contributions to joint ventures	(18,993)	(212,402)
Proceeds from joint venture advances, net	1,590	1,574
Proceeds from sale and refinancing of joint venture interests	736	—
Return on investments in joint ventures	7,970	4,285
Issuance of notes receivable, net	(519)	(238)
Decrease in restricted cash	9,323	—
Proceeds from disposition of real estate	11,214	57,242

Net cash flow used for investing activities	(87,993)	(2,502,465)

Cash flow from financing activities:
Proceeds from revolving credit facilities, net	30,945	350,000
Repayment of senior notes	(100,000)	(100,000)
Proceeds from term loans	—	900,000
Repayment of term loans	—	(200,000)
Proceeds from mortgage and other secured debt	391,299	35,126
Principal payments on mortgage debt	(205,083)	(148,231)
Proceeds from issuance of convertible senior notes, net of underwriting commissions and offering expenses of $288 in 2007	—	587,712
Payment of deferred finance costs	(3,109)	(2,661)
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $208 in 2007	—	746,645
Purchased option arrangement on common shares	—	(32,580)
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	87	4,599
Proceeds from issuance of preferred operating partnership interest, net of expenses	—	484,204
Return of investment—minority interest shareholder	1,210	(4,399)
Purchase of operating partnership minority interests	—	(683)
Distributions to operating partnership minority interests	(541)	(502)
Repurchase of common shares	—	(117,000)
Dividends paid	(89,452)	(78,094)

Net cash flow provided by financing activities	25,356	2,424,136

Cash and cash equivalents
Increase in cash and cash equivalents	19,688	51,343
Effect of exchange rate changes on cash and cash equivalents	1,729	—
Cash and cash equivalents, beginning of period	49,547	28,378

Cash and cash equivalents, end of period	$70,964	$79,721

Supplemental disclosure of non-cash investing and financing activities:
     For the three-month period ended March 31, 2008, other liabilities included approximately $32.7 million, which represents the fair value of the Company’s interest rate swaps. At March 31, 2008, dividends payable were $89.6 million. In 2008, in accordance with the terms of the outperformance unit plans, the Company issued 107,879 of its shares. The foregoing transactions did not provide for or require the use of cash for the three-month period ended March 31, 2008.
      For the three-month period ended March 31, 2007, in conjunction with the merger of Inland Retail Real Estate Trust, Inc. (“IRRETI”) with a subsidiary of the Company, the Company acquired real estate assets of $3.0 billion, investments in joint ventures of approximately $22.3 million and accounts receivable and other assets aggregating approximately $111.1 million. A portion of the consideration used to acquire the $3.0 billion of assets included assumed debt of $446.5 million, accounts payable and other liabilities aggregating approximately $12.1 million and common shares of approximately $394.2 million. Other liabilities included approximately $2.9 million, which represents the fair value of the Company’s interest rate swaps. At March 31, 2007, dividends payable were $90.1 million. In January 2007, in accordance with performance unit plans, the Company issued 466,666 restricted shares of which 70,000 vested as of the date of issuance. The remaining 396,666 shares will vest in 2008 through 2011. The foregoing transactions did not provide for or require the use of cash for the three-month period ended March 31, 2007.
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
Notes to Condensed Consolidated Financial Statements
1. NATURE OF BUSINESS AND FINANCIAL STATEMENT PRESENTATION
     Developers Diversified Realty Corporation and its related real estate joint ventures and subsidiaries (collectively, the “Company” or “DDR”) are engaged in the business of acquiring, expanding, owning, developing, redeveloping, leasing, managing and operating shopping centers and enclosed malls.
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
     Unaudited Interim Financial Statements
     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.
     The Company consolidates certain entities in which it owns less than a 100% equity interest if the entity is a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”) and the Company is deemed to be the primary beneficiary in the VIE. The Company also consolidates certain entities that are not a VIE as defined in FIN 46(R) in which it has effective control. The Company consolidated one entity as a result of the adoption of Emerging Issues Task Force (“EITF”) 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.” The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined by FIN 46(R), or does not have effective control, but can exercise influence over the entity with respect to its operations and major decisions.

     Comprehensive Income
     Comprehensive income is as follows (in thousands):

	Three-Month Periods
	Ended March 31,
	2008	2007
Net income	$43,424	$62,536
Other comprehensive (loss) income:
Change in fair value of interest rate contracts	(21,439)	1,344
Amortization of interest rate contracts	(364)	(364)
Foreign currency translation	4,104	4,029

Other comprehensive (loss) income	(17,699)	5,009

Total comprehensive income	$25,725	$67,545

     New Accounting Standards Implemented
The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 — SFAS 159
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect to measure any assets, liabilities or firm commitments at fair value.
Fair Value Measurements — SFAS 157
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. The Company adopted this statement for its financial assets and liabilities on January 1, 2008.
     For nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, the effective date is fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that this statement, for nonfinancial assets and liabilities, will have on its financial statements.

     New Accounting Standards to Be Implemented
Business Combinations — SFAS 141(R)
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”). The objective of this statement is to improve the relevance, representative faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company is currently assessing the impact the adoption of SFAS No. 141 (R) would have on its financial position and results of operations.
Non-Controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 — SFAS 160
     In December 2007, the FASB issued Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). A non-controlling interest, sometimes called minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions, (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, the gain or loss on the deconsolidation of the subsidiary is measured using fair value of any non-controlling equity investments rather than the carrying amount of that retained investment and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company is currently assessing the impact the adoption of SFAS No. 160 would have on the Company’s financial position and results of operations.

Disclosures about Derivative Instruments and Hedging Activities — SFAS 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the potential impact that the adoption of SFAS No. 161 will have on its financial position and results of operations.
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) — FSP APB 14-a
     In May 2008, the FASB issued FASB Staff Position (“FSP”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”) which prohibits the consideration of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of FSP APB 14-a and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component should be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life. As a result, a lower net income could be reflected as interest expense would include both the current period’s amortization of the debt discount and the instrument’s coupon interest. This statement is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption will not be permitted. The Company is currently assessing the impact that the adoption of FSP APB 14-a will have on its financial position and results of operations.
Accounting for Transfers of Financial Assets and Repurchase Financing Transactions — FSP FAS 140-3
     In February 2008, the FASB issued a FSP on “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” linking the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP is effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be permitted. The Company is currently evaluating the impact, if any, the adoption of FSP FAS 140-3 will have on its financial position and results of operations.

2. EQUITY INVESTMENTS IN JOINT VENTURES
     At March 31, 2008 and December 31, 2007, the Company had ownership interests in various unconsolidated joint ventures which, as of the respective dates, owned 273 shopping center properties and 44 shopping center sites formerly owned by Service Merchandise Company, Inc.
     Combined condensed financial information of the Company’s unconsolidated joint venture investments is as follows (in thousands):

	March 31,	December 31,
	2008	2007
Combined Balance Sheets:
Land	$2,386,799	$2,384,069
Buildings	6,269,832	6,253,167
Fixtures and tenant improvements	113,309	101,115

	8,769,940	8,738,351
Less: Accumulated depreciation	(463,607)	(412,806)

	8,306,333	8,325,545
Construction in progress	260,845	207,387

Real estate, net	8,567,178	8,532,932
Receivables, net	119,732	124,540
Leasehold interests	13,634	13,927
Other assets	439,253	365,925

	$9,139,797	$9,037,324

Mortgage debt	$5,581,082	$5,551,839
Amounts payable to DDR	8,196	8,492
Other liabilities	269,393	201,083

	5,858,671	5,761,414
Accumulated equity	3,281,126	3,275,910

	$9,139,797	$9,037,324

Company’s share of accumulated equity (1)	$628,817	$614,477

	Three-Month Periods
	Ended March 31,
	2008	2007
Combined Statements of Operations:
Revenues from operations	$238,187	$145,258

Expenses:
Rental operation	80,918	48,443
Depreciation and amortization	56,604	30,502
Interest	77,295	45,669

	214,817	124,614

Income before income tax expense and discontinued operations	23,370	20,644
Income tax expense	(3,780)	(2,249)
Other gain, net	6,439	—

Income from continuing operations	26,029	18,395
Discontinued operations:
Loss from discontinued operations	—	(157)
Loss on disposition of real estate	(2)	(341)

	(2)	(498)

Net income	$26,027	$17,897

Company’s share of equity in net income of joint ventures (2)	$7,489	$6,511

     Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ underlying net assets (in millions):

	March 31, 2008	December 31, 2007
Company’s share of accumulated equity	$628.8	$614.5
Basis differentials (2)	109.0	114.1
Deferred development fees, net of portion relating to the Company’s interest	(4.3)	(3.8)
Basis differential upon transfer of assets (2)	(96.6)	(97.2)
Notes receivable from investments	1.5	2.0
Amounts payable to DDR	8.2	8.5

Investments in and advances to joint ventures (1)	$646.6	$638.1

(1)	The difference between the Company’s share of accumulated equity and the investments in and advances to joint ventures recorded on the Company’s condensed consolidated balance sheets primarily results from basis differentials, as described below, deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the joint venture investments.

(2)	For the three-month periods ended March 31, 2008 and 2007, the difference between the $7.5 million and $6.5 million, respectively, of the Company’s share of equity in net income of joint ventures reflected above and the $7.4 million and $6.3 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is primarily attributable to amortization associated with basis differentials and differences in the recognition of gains on sales. The Company’s share of joint venture net income has been decreased by approximately $0.1 million and $0.3 million for the three-month periods ended March 31, 2008 and 2007, respectively, to reflect additional basis depreciation and basis differences in assets sold. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the joint venture. Basis differentials upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into a joint venture at fair value.

     Service fees earned by the Company through management, acquisition, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods
	Ended March 31,
	2008	2007
Management and other fees	$12.9	$7.2
Acquisition, financing, guarantee and other fees (1)	—	6.3
Development fees and leasing commissions	3.2	1.9
Interest income	0.1	0.1

(1)	Acquisition fees of $6.3 million were earned from the formation of the joint venture with TIAA-CREF in 2007, excluding the Company’s retained ownership of approximately 15%. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets.
     In February 2008, the Company began purchasing units of Macquarie DDR Trust (“MDT”), an Australian Based Listed Property Trust sponsored by Macquarie Bank Limited (ASX: MBL), an international investment bank, advisor and manager of specialized real estate funds. MDT is DDR’s joint venture partner in the DDR Macquarie Fund LLC Joint Venture (the “Fund”). Through March 31, 2008, the Company purchased 29.7 million units at an aggregate purchase price of $14.0 million. Through the combination of its purchase of the units in MDT and its direct and indirect ownership of the Fund, DDR is entitled to an approximate 17.2% economic interest in the Fund at March 31, 2008. As the Company has the ability to exercise significant influence over operating and financial policies, the Company accounts for both its interest in MDT and the Fund using the equity method of accounting.
3. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION
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
     The IRRETI merger was initially recorded at a total cost of approximately $6.2 billion. Real estate and related assets of approximately $3.1 billion was recorded by the Company and approximately $3.0 billion was recorded by the TIAA-CREF Joint Venture. The Company assumed debt at a fair market value of approximately $443.0 million. At the time of the merger, the IRRETI real estate portfolio consisted of 315 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, totaling approximately 35.2 million square feet of Company-owned GLA, and five development properties. In connection with the merger, the TIAA-CREF Joint Venture acquired 66 of these shopping centers totaling approximately 15.6 million square feet of Company-owned GLA. During 2007, the Company sold 78 of the assets, valued at approximately $1.2 billion, acquired in the merger with IRRETI, 21 of which were sold to an independent buyer and the remaining 57 were contributed to unconsolidated joint ventures.
      Pro Forma Financial Information
     The following supplemental pro forma operating data is presented for the three-month period ended March 31, 2007, as if the IRRETI merger, the formation of the joint venture with TIAA-CREF and the contribution of 57 assets to unconsolidated joint ventures were completed as of January 1, 2007. Pro forma amounts include general and administrative expenses that IRRETI reported in its historical results of approximately $48.3 million for the three-month period ended March 31, 2007, including severance, a substantial portion of which management believes to be non-recurring. The supplemental pro forma operating data does not present the formation of the Dividend Capital Total Realty Trust Joint Venture.
     This acquisition was accounted for using the purchase method of accounting. The revenues and expenses related to assets and interests acquired are included in the Company’s historical results of operations from the date of purchase.
     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated, nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

Three-Month
Period Ended
March 31,
2007
Pro forma revenues	$231,367

Pro forma income from continuing operations	$8,451

Pro forma income from discontinued operations	$5,758

Pro forma net income applicable to common shareholders	$6,561

Per share data:
Basic earnings per share data:
Income from continuing operations	$0.01
Income from discontinued operations	0.05

Net income applicable to common shareholders	$0.06

Diluted earnings per share data:
Income from continuing operations	$0.01
Income from discontinued operations	0.05

Net income applicable to common shareholders	$0.06

4. OTHER ASSETS
Other assets consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$29,524	$31,201
Tenant relations, net	21,317	22,102

Total intangible assets (1)	50,841	53,303
Other assets:
Accounts receivable, net (2)	197,552	199,354
Prepaids, deposits and other assets	86,964	80,191

Total other assets	$335,357	$332,848

(1)	The Company recorded amortization expense of $2.2 million and $1.8 million for the three-month periods ended March 31, 2008 and 2007, respectively. The amortization period of the in-place leases and tenant relations is approximately two to 31 years and ten years, respectively.

(2)	Includes straight-line rent receivables, net of $64.5 million and $61.7 million at March 31, 2008 and December 31, 2007, respectively.
5. REVOLVING CREDIT FACILITIES
     The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”), which was amended in December 2007. The Unsecured Credit Facility provides for borrowings of $1.25 billion, an accordion feature for a future expansion to $1.4 billion and a maturity date of June 2010, with a one-year extension option. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the Unsecured Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the prime rate, as defined in the facility or (ii) LIBOR, plus a specified spread (0.60% at March 31, 2008). The specified spread over LIBOR varies depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. The Company was in compliance with these covenants at March 31, 2008. The facility also provides for an annual facility fee of 0.15% on the entire facility. At March 31, 2008, total borrowings under the Unsecured Credit Facility aggregated $716.8 million with a weighted average interest rate of 3.9%.
     The Company also maintains a $75 million unsecured revolving credit facility, amended in December 2007, with National City Bank (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option, and reflects terms consistent with those contained in the Unsecured Credit Facility. Borrowings under this facility bear interest at variable rates based on (i) the prime rate, as defined in the facility or (ii) LIBOR, plus a specified spread (0.60% at March 31, 2008). The specified spread over LIBOR is dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s

Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at March 31, 2008. At March 31, 2008, total borrowings under the National City Bank Facility aggregated $25.0 million with a weighted average interest rate of 3.6%.
6. FAIR VALUE MEASUREMENTS
     As of March 31, 2008, the aggregate fair value of the Company’s interest rate swaps that have been designated and qualify as a cash flow hedge was a liability of $32.7 million, which is included in other liabilities in the condensed consolidated balance sheet. The effective portion of the gain or loss on the interest rate swaps is reported as a component of other comprehensive income and will be reclassified into earnings in the same period or periods during which the hedged interest payments are a charge to earnings. For the three-month period ended March 31, 2008, the amount of hedge ineffectiveness was not material.
     The Company adopted the provisions of SFAS No. 157, as amended by FSP FAS 157-1 and FSP FAS 157-2, on January 1, 2008.
      Fair Value Hierarchy
     SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with SFAS No. 157, the following summarizes the fair value hierarchy:
• Level 1	—	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

• Level 2	—	Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly such as interest rates and yield curves that are observable at commonly quoted intervals and

• Level 3	—	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

      Measurement of Fair Value
     At March 31, 2008, the Company used pay-fixed interest rate swaps to manage its interest. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.
     Although the Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
      Items Measured at Fair Value on a Recurring Basis
     The following table presents information about the Company’s financial assets and liabilities (in millions), which consists of interest rate swap agreements that are included in other liabilities at March 31, 2008, measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	at March 31, 2008
	Level 1	Level 2	Level 3	Total
Derivative Financial Instruments	$—	$32.7	$—	$32.7
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

8. SHAREHOLDERS’ EQUITY
     The following table summarizes the changes in shareholders’ equity since December 31, 2007 (in thousands):

		Common
		Shares		Accumulated		Accumulated
		($0.10		Distributions		Other	Treasury
	Preferred	Stated	Paid-in	In Excess of	Deferred	Comprehensive	Stock
	Shares	Value)	Capital	Net Income	Obligation	Income	at Cost	Total
Balance, December 31, 2007	$555,000	$12,679	$3,029,176	$(260,018)	$22,862	$8,965	$(369,839)	$2,998,825
Issuance of common shares related to exercise of stock options, dividend reinvestment plan, performance plan and director compensation			(1,429)				6,700	5,271
Issuance of restricted stock			(5,184)				6,081	897
Vesting of restricted stock			7,113		(498)		(4,770)	1,845
Stock-based compensation			2,287					2,287
Dividends declared—common shares				(82,639)				(82,639)
Dividends declared—preferred shares				(10,567)				(10,567)
Comprehensive income:
Net income				43,424				43,424
Other comprehensive income:
Change in fair value of interest rate contracts						(21,439)		(21,439)
Amortization of interest rate contracts						(364)		(364)
Foreign currency translation	—	—	—	—	—	4,104	—	4,104

Comprehensive income	—	—	—	43,424	—	(17,699)	—	25,725

Balance, March 31, 2008	$555,000	$12,679	$3,031,963	$(309,800)	$22,364	$(8,734)	$(361,828)	$2,941,644

     Common share dividends declared, per share, were $0.69 and $0.66 for the three-month periods ended March 31, 2008 and 2007, respectively.
     In June 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. As of March 31, 2008, the Company had repurchased under this program 5.6 million of its common shares at a weighted average cost of $46.66 per share.
     During the three months ended March 31, 2008, the vesting of restricted stock grants to certain officers and directors of the Company, approximating 0.2 million common shares of the Company, was deferred through the Company’s non-qualified deferred compensation plans and, accordingly, the Company recorded approximately $4.0 million in deferred obligations. Also, in the first quarter of 2008, in accordance with the transition rules under Section 409A of the internal revenue code, an officer elected to have his deferrals distributed to him in 2008 which resulted in a reduction of deferred obligation of approximately $4.7 million.

9. OTHER INCOME
     Other income for the three-month periods ended March 31, 2008 and 2007 was composed of the following (in millions):

	Three-Month Periods
	Ended March 31,
	2008	2007
Acquisition fees (1)	$—	$6.3
Lease termination fees	3.3	1.3
Other, net	0.2	0.1

	$3.5	$7.7

(1)	Includes acquisition fees of $6.3 million earned from the formation of the joint venture with TIAA-CREF in February 2007, excluding the Company’s retained ownership of approximately 15%. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets.
10. DISCONTINUED OPERATIONS
     Pursuant to the definition of a component of an entity in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the Condensed Consolidated Statements of Earnings for the three-month periods ended March 31, 2008 and 2007. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. Included in discontinued operations for the three-month periods ended March 31, 2008 and 2007, are two properties sold in 2008 (including one property held for sale at December 31, 2007) aggregating 0.1 million square feet, and 67 shopping centers sold in 2007 (including one property held for sale at December 31, 2006 and 22 properties acquired through the IRRETI merger in 2007), aggregating 6.3 million square feet. The operating results relating to assets sold are as follows (in thousands):

	Three-Month Periods
	Ended March 31,
	2008	2007
Revenues	$119	$11,916

Expenses:
Operating	134	3,257
Interest, net	10	3,220
Depreciation	68	2,500

Total expense	212	8,977

(Loss) income before (loss) gain on disposition of real estate	(93)	2,939
(Loss) gain on disposition of real estate	(191)	2,819

Net (loss) income	$(284)	$5,758

11. EARNINGS PER SHARE
     Earnings Per Share (EPS) has been computed pursuant to the provisions of SFAS No. 128, “Earnings Per Share.” The following table provides a reconciliation of net income from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three-Month Periods
	Ended March 31,
	2008	2007
Income from continuing operations	$41,341	$50,768
Add: Gain on disposition of real estate	2,367	6,010
Less: Preferred stock dividends	(10,567)	(13,792)

Basic and Diluted — Income from continuing operations applicable to common shareholders	$33,141	$42,986

Number of Shares:
Basic — Average shares outstanding	119,148	114,851
Effect of dilutive securities:
Convertible notes	—	13
Stock options	151	604
Restricted stock	50	193

Diluted — Average shares outstanding	119,349	115,661

Per share data:
Basic earnings per share data:
Income from continuing operations	$0.28	$0.37
Income from discontinued operations	—	0.05

Net income applicable to common shareholders	$0.28	$0.42

Diluted earnings per share data:
Income from continuing operations	$0.28	$0.37
Income from discontinued operations	—	0.05

Net income applicable to common shareholders	$0.28	$0.42

     The exchange of the minority equity interest associated with operating partnership units into common shares was not included in the computation of diluted EPS for the three-month periods ended March 31, 2008 and 2007, because the effect of assuming conversion was anti-dilutive.
     The Company’s senior convertible notes issued in March 2007, which are convertible into common shares of the Company with an initial conversion price of approximately $74.75, were not included in the computation of diluted EPS for the three months ended March 31, 2008 and 2007. The senior convertible notes, which are convertible into common shares of the Company with an initial conversion price of approximately $65.11, were not included in the computation of diluted EPS for the three months ended March 31, 2008. The Company’s stock price did not exceed the strike price of the conversion feature of the senior convertible notes in these periods.
12. SEGMENT INFORMATION
     The Company has two reportable business segments, shopping centers and other investments, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Each shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under SFAS No. 131.
     At March 31, 2008, the shopping center segment consisted of 710 shopping centers (including 317 owned through unconsolidated joint ventures and 40 that are otherwise consolidated by the Company) in 45 states, plus Puerto Rico and Brazil. At March 31, 2007, the shopping center segment consisted of 773 shopping centers (including 211 owned through unconsolidated joint ventures and 39 that are otherwise consolidated by the Company) in 45 states, plus Puerto Rico and Brazil. At March 31, 2008 and 2007, the Company also owned seven business centers in five states.
     The table below presents information about the Company’s reportable segments for the three-month periods ended March 31, 2008 and 2007 (in thousands).

	Three-Month Period Ended March 31, 2008
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$2,686	$239,210		$241,896
Operating expenses	(1,180)	(63,364)		(64,544)

Net operating income	1,506	175,846		177,352
Unallocated expenses (1)			$(141,028)	(141,028)
Equity in net income of joint ventures		7,388		7,388
Minority equity interests			(2,371)	(2,371)

Income from continuing operations				$41,341

Total real estate assets as of March 31, 2008	$103,160	$8,974,777		$9,077,937

	Three-Month Period Ended March 31, 2007
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$1,301	$217,744		$219,045
Operating expenses	(427)	(52,725)		(53,152)

Net operating income	874	165,019		165,893
Unallocated expenses (1)			$(115,567)	(115,567)
Equity in net income of joint ventures		6,281		6,281
Minority equity interests			(5,839)	(5,839)

Income from continuing operations				$50,768

Total real estate assets as of March 31, 2007	$96,429	$10,357,581		$10,454,010

Total real estate assets as of December 31, 2007	$101,989	$8,882,749		$8,984,738

(1)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax benefit/expense, other income/expense and depreciation and amortization as listed in the condensed consolidated statements of operations.

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

properties in Brazil and an interest in consolidated joint ventures that will develop and own properties in Canada, Russia and Ukraine;
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
Executive Summary
     The Company is a self-administered and self-managed REIT, in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers. As of March 31, 2008, the Company’s portfolio consisted of 710 shopping centers and seven business centers (including 317 properties owned through unconsolidated joint ventures and 40 properties owned through consolidated joint ventures). These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At March 31, 2008, the Company owned and/or managed approximately 162 million total square feet of Gross Leasable Area (“GLA”), which includes all of the aforementioned properties and 12 properties owned by third parties. The Company also has assets under development in Canada and Russia. The Company believes that its portfolio of shopping center properties is one of the largest (measured by the amount of total GLA) currently held by any publicly-traded REIT. At March 31, 2008, the aggregate occupancy of the Company’s shopping center portfolio was 94.5%, as compared to 95.0% at March 31, 2007. The Company owned 710 shopping centers at March 31, 2008 as compared to 773 shopping centers at March 31, 2007. The average annualized base rent per occupied square foot was $12.42 at March 31, 2008, as compared to $11.83 at March 31, 2007. The Company also owns seven office and industrial properties.
     Net income applicable to common shareholders for the three-month period ended March 31, 2008, was $32.9 million, or $0.28 per share (diluted and basic), compared to net income of $48.7 million, or $0.42 per share (diluted and basic), for the prior-year comparable period. Funds From Operations (“FFO”) applicable to common shareholders for the three-month period ended March 31, 2008, was $99.6 million compared to $106.2 million for the three-month period ended March 31, 2007, a decrease of 6.2%. The decrease in FFO applicable to common shareholders of approximately $6.6 million is principally attributable to the release of certain tax reserves and transactional income that occurred in 2007 that was not repeated in the first quarter of 2008. These decreases were partially offset by a full three months of operating results for the merger with Inland Retail Real Estate Trust, Inc. (“IRRETI”).
     During the first quarter of 2008, the Company remained focused on its balance sheet, identifying and obtaining financing at reasonable pricing and evaluating opportunities created by the distress in the financial markets. This strategy reflects the Company’s primary interest in maintaining a strong balance sheet, while still capitalizing on attractive investment opportunities that have been created by current market conditions. The Company continues to review prospective investments based upon risk and return attributes; and the current markets offer some opportunities that the Company has not seen in recent years.
     Since the second quarter of 2007, the debt capital markets have been volatile and challenging and numerous financial institutions have experienced unprecedented write-offs and liquidity issues. Currently, the Company believes that lenders’ appetites for new financing are mixed. Rates available from commercial and investment banks are widely divergent. Often, the larger banks are interested in offering greater loan participations, which provides increased opportunities for local or regional banks. The Company also has noted that life insurance companies are becoming more selective in relation to new lending opportunities. Life insurance companies also appear to be more interested in smaller loans versus large portfolios. The overall trend from lenders is that the quality of sponsorship and relationship strength are critical factors in their decision making process. The Company has established strong relationships with various financial institutions since its inception as a public company in 1993, which have enabled the Company to continue to effectively access the debt markets despite the challenging environment.
     During the first quarter of 2008, the Company closed on over $500 million in new financings including a five-year, $350 million secured financing on a portfolio of six wholly-owned properties with a coupon interest rate of 5%. Other loan closings in the first quarter of 2008 included a $71 million construction loan on a development in Homestead, Florida and the refinancing of $72 million of unconsolidated joint venture debt. The Company’s 50% joint venture with Sonae Sierra in Brazil also closed on a R$50 million reais revolving credit facility with Bank Itau. The Company continues to actively pursue additional secured project refinancings, primarily for its unconsolidated joint ventures, and expects to close on these refinancings throughout the remainder of 2008.

     Also in 2008, the Company began purchasing units of Macquarie DDR Trust (“MDT”), an Australian Based Listed Property Trust sponsored by Macquarie Bank Limited (ASX: MBL), an international investment bank, advisor and manager of specialized real estate funds. MDT is the Company’s joint venture partner in the DDR Macquarie Fund LLC joint venture. Through March 31, 2008, the Company purchased 29.7 million units at an aggregate purchase price of $14.0 million. Through the combination of its purchase of the units in MDT and its direct and indirect ownership of the Fund, DDR is entitled to an approximate 17.2% economic interest in the Fund. The Company views the purchase of these units as an attractive investment alternative. By purchasing MDT’s units, the Company is able to increase its ownership in high quality assets in the Company’s portfolio in a manner that provides an immediate return on investment. Purchasing these units also ensures that the Company has aligned its interests with the interests of other unit holders of MDT.
     Retail Environment
     In a decelerating economic environment, it is natural to see retailers that offer shoppers a compelling value proposition and a have a strong balance sheet greatly expand market share at the expense of competitors that are less well-positioned. As a retail landlord, the Company knows that this competition can and will occur. The Company’s leasing staff continues to evaluate the credit quality of its tenants. In this regard, they are often marketing space that is currently leased to take advantage of the opportunity to re-lease the space as a means of maximizing revenue potential and limiting downtime.
     Considering the current economic environment, the Company is pleased with its portfolio performance and outlook for the remainder of the year. As the Company’s portfolio has long-term leases with high credit quality retailers that appeal to consumers’ demand for value and convenience, the portfolio has historically performed well in times of macroeconomic stress. While some deceleration in retailer new store growth is expected, many tenants actually do well in tougher economies and view these challenges as an opportunity to gain market share. The Company is well-positioned to benefit from the current economy in which consumers are increasingly price-sensitive and less inclined to buy fully-priced discretionary items because the Company’s portfolio is founded on retailers that offer price leadership and value. These retailers are the clear beneficiaries of consumer spending. The Company has observed this trend evolve in the performance of department stores versus discount retailers and among discount apparel retailers versus specialty retailers.
     DDR Portfolio
     Several aspects of the Company’s portfolio quality, aside from the Company’s long-term consistency of portfolio metrics (occupancy, rent growth and leasing spreads), which illustrate the stability and quality of the portfolio, that help it to better withstand against macroeconomic volatility, include, but are not limited to, the following:
•	Tenant credit quality;

•	A relatively low amount of capital expenditure needed to maintain the portfolio in a condition to achieve income growth and a meaningful impact on the cash flow and

•	Overall asset quality. Retailers make location decisions on far more than simply demographics. Asset quality is also impacted by tenancy and physical location. While demographics play a part in defining asset quality, retailers’ also analyze markets based on trade area, which often are irregularly-shaped to reflect variables such as asset size or critical mass, competition, physical or geographic barriers and transportation.
     In conclusion, from both an operating standpoint and a leasing standpoint, the Company expects the portfolio to continue to demonstrate solid results, despite the threat of a weakening economy.
Results of Operations
Revenues from Operations (in thousands)

	Three-Month Periods Ended
	March 31,
	2008	2007	$ Change	% Change
Base and percentage rental revenues	$163,858	$151,830	$12,028	7.9%
Recoveries from tenants	53,602	45,722	7,880	17.2
Ancillary and other property income	4,662	4,702	(40)	(0.9)
Management fees, development fees and other fee income	16,287	9,082	7,205	79.3
Other	3,487	7,709	(4,222)	(54.8)

Total revenues	$241,896	$219,045	$22,851	10.4%

     Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the core portfolio properties (shopping center properties owned as of January 1, 2007, and since March 1, 2007 with regard to IRRETI assets, excluding properties under development/redevelopment and those classified as discontinued operations) (“Core Portfolio Properties”) increased approximately $3.2 million, or 2.5%, for the three-month period ended March 31, 2008, as compared to the same period in 2007. The increase in base and percentage rental revenues is due to the following (in millions):

Increase
(Decrease)
Core Portfolio Properties	$3.2
IRRETI merger and acquisition of real estate assets	17.8
Development/redevelopment of shopping center properties	1.4
Disposition of shopping center properties in 2007	(10.7)
Business center properties	0.4
Straight-line rents	(0.1)

$12.0

     At March 31, 2008, the aggregate occupancy rate of the Company’s shopping center portfolio was 94.5%, as compared to 95.0% at March 31, 2007. The Company owned 710 shopping centers at March 31, 2008, as compared to 773 shopping centers at March 31, 2007. The average annualized base rent per occupied square foot was $12.42 at March 31, 2008, as compared to $11.83 at March 31, 2007.
     At March 31, 2008, the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 92.7%, as compared to 94.2% at March 31, 2007. The Company had 353 wholly-owned shopping centers at March 31, 2008, as compared to 475 shopping centers at March 31, 2007. The average annualized base rent per occupied square foot for wholly-owned shopping centers was $11.63 at March 31, 2008, as compared to $11.37 at March 31, 2007.

     At March 31, 2008, the aggregate occupancy rate of the Company’s joint venture shopping centers was 96.1%, as compared to 97.0% at March 31, 2007. The Company’s joint ventures owned 357 shopping centers including 40 consolidated centers primarily owned through the Mervyns Joint Venture at March 31, 2008, as compared to 259 shopping centers including 39 consolidated centers primarily owned through the Mervyns Joint Venture at March 31, 2007. The average annualized base rent per occupied square foot was $13.12 at March 31, 2008, as compared to $12.41 at March 31, 2007. The increase is a result of the mix of shopping center assets in the joint ventures at March 31, 2008, as compared to March 31, 2007, primarily related to the 2007 formation of the TIAA-CREF Joint Venture, DDR Domestic Retail Fund I and Dividend Capital Total Realty Joint Venture.
     At March 31, 2008, the aggregate occupancy rate of the Company’s business centers was 70.5%, as compared to 60.5% at March 31, 2007. The increase in occupancy is primarily due to a large vacancy filled at a business center in Boston, Massachusetts. The business centers consist of seven assets in five states at March 31, 2008 and 2007.
     Recoveries from tenants increased $7.9 million for the three-month period ended March 31, 2008, as compared to the same period in 2007. This increase is primarily due to an increase in operating expenses and real estate taxes that aggregated $11.4 million due to the merger with IRRETI in February 2007. Recoveries were approximately 83.1% and 86.0% of operating expenses and real estate taxes for the three-month periods ended March 31, 2008 and 2007, respectively.
     The increase in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)
IRRETI merger and acquisition of real estate assets	$4.5
Development/redevelopment of shopping center properties 2007	1.4
Transfer of assets to unconsolidated joint ventures in 2007	(2.9)
Increase in operating expenses at the remaining shopping center and business center properties	4.9

$7.9

     Ancillary and other property income is a result of pursuing additional revenue opportunities in the Core Portfolio Properties. The Company believes its ancillary income program will continue to be an industry leader among shopping center developers. Continued growth is anticipated in the area of ancillary or non-traditional revenue as new revenue opportunities are identified and as currently established revenue opportunities grow throughout the Company’s core, acquired and development portfolios. The slight decrease in ancillary and other property income is related to the conversion of operating arrangements at one of the Company’s shopping centers into a long-term lease agreement. This conversion resulted in a decrease in ancillary and other property income of $2.0 million and a corresponding increase in base rent. Ancillary revenue opportunities have in the past included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs, sponsorship programs and various other programs.

     The increase in management, development and other fee income for the three-month period ended March 31, 2008, is primarily due to the following (in millions):

Increase
(Decrease)
Newly formed unconsolidated joint venture interests	$4.8
Development fee income	(0.1)
Other income	1.0
Sale of several of the Company’s unconsolidated joint venture properties	(0.2)
Leasing commissions	1.4
Increase in management fee income at various unconsolidated joint ventures	0.3

$7.2

     Management fee income is expected to continue to increase as unconsolidated joint ventures acquire additional properties and as assets under development become operational. Development fee income was primarily earned through the redevelopment of assets through the Coventry II Fund. The Company expects to continue to pursue additional development unconsolidated joint ventures as opportunities present themselves.
     Other income for the three-month periods ended March 31, 2008 and 2007 was composed of the following (in millions):

	Three-Month Periods
	Ended March 31,
	2008	2007
Acquisition fees (1)	$—	$6.3
Lease termination fees	3.3	1.3
Other, net	0.2	0.1

	$3.5	$7.7

(1)	Includes acquisition fees of $6.3 million earned from the formation of the joint venture with TIAA-CREF in February 2007, excluding the Company’s retained ownership interest. The Company’s fee was earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets.
Expenses from Operations (in thousands)

	Three-Month Periods Ended
	March 31,
	2008	2007	$ Change	% Change
Operating and maintenance	$36,869	$27,342	$9,527	34.8%
Real estate taxes	27,675	25,810	1,865	7.2
General and administrative	20,715	21,518	(803)	(3.7)
Depreciation and amortization	57,139	52,096	5,043	9.7

	$142,398	$126,766	$15,632	12.3%

     Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 1.4% and 0.7% of total revenues for the three-month periods ended March 31, 2008 and 2007, respectively (see Economic Conditions).

     The increase in rental operation expenses, excluding general and administrative, for the three-month period ended March 31, 2008, compared to 2007, is due to the following (in millions):

	Operating	Real	Depreciation
	and	Estate	and
	Maintenance	Taxes	Amortization
Core Portfolio Properties	$4.9	$—	$1.5
IRRETI merger and acquisition of real estate assets	2.2	3.1	7.1
Development/redevelopment of shopping center properties	1.1	0.5	(0.4)
Transfer of assets to unconsolidated joint ventures in 2007	(1.1)	(1.8)	(4.1)
Business center properties	0.6	0.1	0.3
Provision for bad debt expense	1.8	—	—
Personal property	—	—	0.6

	$9.5	$1.9	$5.0

     General and administrative expenses for the three-month period ended March 31, 2008 includes increased expenses due to the merger with IRRETI and additional stock-based compensation expense. Total general and administrative expenses were approximately 4.3% and 5.7%, respectively, of total revenues, including total revenues of unconsolidated joint ventures, for the three-month periods ended March 31, 2008 and 2007, respectively. The decrease in general and administrative expenses for the three-month period and this percentage in comparison to total revenues is primarily due to additional compensation expense of $4.1 that was recorded by the Company in 2007 in connection with the Company’s former president’s departure as an executive officer.
     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space. In addition, the Company capitalized certain direct and incremental construction and software development and implementation costs consisting of direct wages and benefits, travel expenses and office overhead costs of $3.9 million and $3.1 million for the three-month periods ending March 31, 2008 and 2007, respectively.
Other Income and Expenses (in thousands)

	Three-Month Periods Ended
	March 31,
	2008	2007	$ Change	% Change
Interest income	$582	$3,682	$(3,100)	(84.2)%
Interest expense	(62,214)	(60,471)	(1,743)	2.9
Other expense, net	(497)	(225)	(272)	120.9

	$(62,129)	$(57,014)	$(5,115)	9.0%

     Interest income for the three-month period ended March 31, 2008, decreased primarily due to excess cash held by the Company immediately following the closing as a result of the IRRETI merger in February 2007.

     Interest expense increased primarily due to the IRRETI merger and associated borrowings combined with other development assets becoming operational, yet this interest expense was significantly offset by a decrease in short-term interest rates. The weighted average debt outstanding and related weighted average interest rates are as follows:

	Three-Month Periods
	Ended March 31,
	2008	2007
Weighted average debt outstanding (billions)	$5.7	$5.2
Weighted average interest rate	4.9%	5.3%

	At March 31,
	2008	2007
Weighted average interest rate	4.8%	5.4%
     The reduction in weighted average interest rates is primarily related to the Company’s issuance of $600 million of senior convertible notes in March 2007 with a coupon rate of 3.0% and the recent decline in short-term interest rates. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests were $9.1 million and $5.7 million for the three-month periods ended March 31, 2008 and 2007, respectively.
     Other income/expense primarily relates to abandoned acquisition and development project costs and litigation settlements or costs.
Other (in thousands)

	Three-Month Periods Ended
	March 31,
	2008	2007	$ Change	% Change
Equity in net income of joint ventures	$7,388	$6,281	$1,107	17.6%
Minority equity interests	(2,371)	(5,839)	3,468	(59.4)
Income tax (expense) benefit of taxable REIT subsidiaries and franchise taxes	(1,045)	15,061	(16,106)	(106.9)
     The increase in equity in net income of joint ventures is primarily due to increased income at the joint ventures. A summary of the increase in equity in net income of joint ventures for the three-month period ended March 31, 2008, is composed of the following (in millions):

Increase
(Decrease)
Acquisition of assets by unconsolidated joint ventures	$0.2
Decrease in gains from sale transactions as compared to 2007	(0.9)
Acquisitions and increased operating results of a joint venture in Brazil	1.5
Various other increases	0.3

$1.1

     In addition to the sale of the DDR Markaz LLC Joint Venture assets in June 2007, the Company’s unconsolidated joint ventures sold the following assets during 2007.
2007 Sales
One 25.5% effectively owned shopping center
Six sites formerly occupied by Service Merchandise
     Minority equity interest expense decreased for the three-month period ended March 31, 2008, primarily due to the following (in millions):

(Increase)
Decrease
Preferred operating partnership units (1)	$3.8
Mervyns Joint Venture (owned approximately 50% by the Company)	(0.1)
Net increase in net income from consolidated joint venture investments	(0.2)

$3.5

(1)	Preferred operating partnership units were issued in February 2007 as part of the financing of the IRRETI merger. These units were repaid in June 2007.
     The aggregate income tax benefit of $15.1 million for the three-month period ended March 31, 2007, is primarily due to the Company recognizing an income tax benefit of approximately $15.4 million in the first quarter of 2007 resulting from the reversal of a previously established valuation allowance against certain deferred tax assets. The reserves were related to deferred tax assets established in prior years, at which time it was determined that it was more likely than not that the deferred tax asset would not be realized and, therefore, a valuation allowance was required. Several factors were considered in the first quarter of 2007 that contributed to the reversals of the valuation allowance. The most significant factor was the sale of merchant building assets by the Company’s taxable REIT subsidiary in the second quarter of 2007 and similar projected taxable gains for future periods. Other factors include the merger of various taxable REIT subsidiaries and the anticipated profit levels of the Company’s taxable REIT subsidiaries, which will facilitate the realization of the deferred tax assets. Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimate is necessary. Based upon these factors, management determined that it is more likely than not that the deferred tax assets will be realized in the future and, accordingly, the valuation allowance recorded against those deferred tax assets is no longer required.
Discontinued Operations (in thousands)

	Three-Month Periods Ended
	March 31,
	2008	2007	$ Change	% Change
(Loss) income from discontinued operations	$(93)	$2,939	$(3,032)	(103.2)%
(Loss) gain on disposition of real estate, net of tax	(191)	2,819	(3,010)	(106.8)
     Included in discontinued operations for the three-month periods ended March 31, 2008 and 2007, are two properties sold in 2008 (including one property classified as held for sale at December 31, 2007), aggregating 0.1 million square feet, and 67 shopping centers sold in 2007 (including one property held for sale at December 31, 2006 and 22 properties acquired through the IRRETI merger in 2007), aggregating 6.3 million square feet.

Gain on Disposition of Real Estate (in thousands)

	Three-Month Periods Ended
	March 31,
	2008	2007	$ Change	% Change
Gain on disposition of real estate, net of tax	$2,367	$6,010	$(3,643)	(60.6)%
     The Company recorded net gains on disposition of real estate and real estate investments for the three-month periods ended March 31, 2008 and 2007, as follows (in millions):

	Three-Month Periods
	Ended March 31,
	2008	2007
Land sales (1)	$2.1	$5.4
Previously deferred gains and other loss on dispositions (2)	0.3	0.6

	$2.4	$6.0

(1)	These dispositions did not meet the discontinued operations disclosure requirement as the land did not have any significant operations prior to disposition.

(2)	Primarily attributable to the recognition of additional gains associated with the leasing of units associated with master lease and other obligations on previously disposed properties.
Net Income (in thousands)

	Three-Month Periods Ended
	March 31,
	2008	2007	$ Change	% Change
Net income	$43,424	$62,536	$(19,112)	(30.6)%

     Net income decreased primarily due to the release of certain tax reserves in 2007 and a reduction in the amount of gains on sale of real estate offset by income resulting from the merger with IRRETI in February 2007 and an increase in Core Portfolio Property income. A summary of changes in net income in 2008 as compared to 2007 is as follows (in millions):

Three-Month Period
Ended March 31,
Increase in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes)	$11.3
Decrease in general and administrative expenses	0.8
Increase in depreciation expense	(5.0)
Decrease in interest income	(3.1)
Increase in interest expense	(1.7)
Change in other expense	(0.3)
Increase in equity in net income of joint ventures	1.1
Decrease in minority equity interest expense	3.5
Change in income tax benefit/expense	(16.1)
Decrease in income from discontinued operations	(3.0)
Decrease in gain on disposition of real estate of discontinued operations properties	(3.0)
Decrease in gain on disposition of real estate	(3.6)

Decrease in net income	$(19.1)

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

     For the three-month period ended March 31, 2008, FFO applicable to common shareholders was $99.6 million, as compared to $106.2 million for the same period in 2007. The decrease in FFO in 2008 is principally attributable to the release of certain tax reserves and transactional income that occurred in 2007 that was not repeated in the first quarter of 2008. These decreases were partially offset by a full three months of operating results from the merger with IRRETI and increases in revenues from the Core Portfolio Properties and developments. The Company’s calculation of FFO is as follows (in thousands):

	Three-Month Periods
	Ended March 31,
	2008	2007
Net income applicable to common shareholders (1)	$32,857	$48,744
Depreciation and amortization of real estate investments	54,362	52,449
Equity in net income of joint ventures	(7,388)	(6,281)
Joint ventures’ FFO (2)	19,181	13,559
Minority equity interests (OP Units)	595	569
Gain on disposition of depreciable real estate (3)	(19)	(2,857)

FFO applicable to common shareholders	99,588	106,183
Preferred dividends	10,567	13,792

Total FFO	$110,155	$119,975

(1)	Includes straight-line rental revenues of approximately $2.8 million and $3.1 million for the three-month periods ended March 31, 2008 and 2007, respectively.

(2)	Joint venture’s FFO is summarized as follows (in thousands):

	Three-Month Periods
	Ended March 31,
	2008	2007
Net income (a)	$26,027	$17,897
Loss on disposition of real estate, net (b)	2	—
Depreciation and amortization of real estate investments	56,604	30,963

	$82,633	$48,860

DDR ownership interest (c)	$19,181	$13,559

(a)	Includes straight-line rental revenue of approximately $2.3 million and $1.3 million for the three-month periods ended March 31, 2008 and 2007, respectively, of which the Company’s proportionate share is $0.3 million and $0.2 million, respectively.

(b)	The gain or loss on disposition of recently developed shopping centers, generally owned by the Company’s taxable REIT subsidiaries, is included in FFO, as the Company considers these properties part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or were assets sold in conjunction with the formation of the joint venture that holds the designation rights for the Service Merchandise properties.

(c)	The Company’s share of joint venture net income has been reduced by $0.1 million and $0.3 million, for the three-month periods ended March 31, 2008 and 2007, respectively, related to basis differences in depreciation and adjustments to gain on sales.

At March 31, 2008 and 2007, the Company owned unconsolidated joint venture interests relating to 273 and 211 operating shopping center properties, respectively. In addition, at March 31, 2008 and 2007, the Company owned 44 and 48 shopping center sites, respectively, formerly owned by Service Merchandise through its 20% owned joint venture. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in two real estate management/development companies.

(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the consolidated statement of operations includes residual land sales, which management considers to be the disposition of non-depreciable real property and the sale of newly developed shopping centers. These dispositions are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. For the three-month periods ended March 31, 2008 and 2007, net gains resulting from residual land sales aggregated $2.1 million and $5.4 million, respectively. For the three-month periods ended March 31, 2008 and 2007, merchant building gains, net of tax, aggregated $0.1 million and $0.5 million, respectively.
Liquidity and Capital Resources
     At March 31, 2008, the Company had $583.2 million available on its revolving credit facilities and the Company continues to maintain a substantial unencumbered asset pool that it believes can be used for additional secured and unsecured borrowings of nearly $6 billion.
     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements. The Company anticipates that cash on hand, borrowings available under its existing revolving credit facilities and other debt and equity alternatives, including the issuance of common and preferred shares, OP Units, joint venture capital and asset dispositions, will provide the necessary capital to achieve continued growth and the repayment of principal balances of the Company’s debt upon its maturity. The proceeds from the sale of assets classified as discontinued operations and other asset dispositions will also be utilized to acquire and develop assets. The Company anticipates being a net seller of assets in 2008 by divesting certain recently developed assets, land parcels and non-core assets. These asset sales would provide the capital necessary to fund the growing number of investment and development opportunities. The Company believes that its acquisitions and developments completed in 2007, new leasing, expansion and re-tenanting of the Core Portfolio Properties continue to add to the Company’s operating cash flow.
     The Company continues to evaluate its maturing debt and based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not adversely impact its expected financial results (see Contractual Obligations and other Commitments).
     During the first quarter of 2008, the Company completed an aggregate collateralized financing of $350 million, with a fixed interest coupon rate of 5% and a five-year maturity. Other loan closings included a $71 million construction loan on a development property in Homestead, Florida in March 2008 and a three-year, $40 million construction loan relating to the expansion of the Company’s corporate headquarters in Beachwood, Ohio in April 2008. Also, the Company refinanced $72.1 million of mortgage debt at one of its unconsolidated joint ventures with the existing lender at LIBOR plus 1.25% with a two-year maturity and a one-year extension option in March 2008.

     The Company and its partners continue to assess their 2008 maturities. As of March 31, 2008, the Company had $278.3 million of consolidated debt and the Company’s joint ventures have $491.4 million of unconsolidated joint venture debt maturing in 2008. In 2008, debt maturities are anticipated to be repaid through several sources as described below.
     The Company has $38.5 million in mortgage loans that are expected to be repaid from operating cash flow and asset dispositions and $45.9 million in mortgage loans that are expected to be refinanced. Also, construction loans of $32.7 million are anticipated to be refinanced or extended on similar terms. The Company will continue to seek opportunities to obtain construction financing at commercially reasonable pricing to fund development activity. The Company anticipates all of 2008 maturities related to unconsolidated joint venture mortgages will be refinanced or extended on similar terms.
     The Company’s 2009 maturities include mortgage and unsecured obligations of $123.5 million and $274.8 million, respectively, that are anticipated to be refinanced or repaid from operating cash flow, asset dispositions and/or other unsecured debt or equity financings or refinanced or extended on similar terms.
     These obligations generally have monthly payments of principal and/or interest over the term of the obligation. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as currently anticipated.
     The decrease in cash flow from operations primarily relates to the combination of a $24 million increase in prepaids and accounts receivable at March 31, 2008 and a $25 million increase in payables, primarily interest, at March 31, 2007 relating to the timing of the IRRETI acquisition in February 2007. Changes in cash flow from investing activities in 2008, as compared to 2007, are primarily due to a reduction in both the acquisition and sale of assets as the merger with IRRETI closed in February 2007, plus additional equity contributions to unconsolidated joint ventures. The reduction to investing activities was slightly offset by the purchase of MDT units. Changes in cash flow from financing activities in 2008, as compared to 2007, primarily relate to decrease in 2008 financing activity, as the 2007 activity reflects the financing required to fund the merger with IRRETI.
The Company’s cash flow activities are summarized as follows (in thousands):

	Three-Month Periods
	Ended March 31,
	2008	2007
Cash flow provided by operating activities	$82,325	$129,672
Cash flow used for investing activities	(87,993)	(2,502,465)
Cash flow provided by financing activities	25,356	2,424,136
     During 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. Through December 31, 2007, the Company had repurchased under this program 5.6 million of its common shares in open market transactions at an aggregate cost of approximately $261.9 million. From January 1, 2008 through May 5, 2008, the Company has not purchased any of its common shares.

     In January 2008, the Company announced its intent to increase its 2008 quarterly dividend per common share to $0.69 from $0.66. The payout ratio is determined based on common and preferred dividends declared as compared to the Company’s FFO. The Company’s common share dividend payout ratio for the first three months of 2008 was approximately 83.6% of reported FFO, as compared to 78.2% for the same period in 2007. See “Off Balance Sheet Arrangements” and “Contractual Obligations and Other Commitments” sections for discussion of additional disclosure of capital resources.
Acquisitions, Developments, Redevelopments and Expansions
     During the three-month period ended March 31, 2008, the Company and its unconsolidated joint ventures expended an aggregate of approximately $178.2 million ($93.2 million by the Company and $85.0 million by its unconsolidated joint ventures), net, to acquire, develop, expand, improve and re-tenant various properties. The Company’s acquisition, development, redevelopment and expansion activity is summarized below.
Acquisitions
     In January 2008, through a 50% consolidated joint venture interest with Holborn Brampton Limited Partnership, the Company acquired 43 acres of land in Brampton, Ontario, Canada, for approximately $32.6 million to develop a retail shopping center.
Macquarie DDR Trust
     In February 2008, the Company began purchasing units of Macquarie DDR Trust (“MDT”), an Australian Based Listed Property Trust sponsored by Macquarie Bank Limited (ASX: MBL), an international investment bank, advisor and manager of specialized real estate funds. MDT is DDR’s joint venture partner in the DDR Macquarie Fund LLC Joint Venture (the “Fund”). Through the combination of its purchase of the units in MDT and its direct and indirect ownership of the Fund, DDR is entitled to an approximate 17.2% economic interest in the Fund at March 31, 2008. Through April 17, 2008, as filed with the Australian Securities Exchange (“ASX Limited”), the Company has purchased 56.6 million MDT units in open market transactions at an aggregate cost of approximately $26.0 million, which reflects a weighted-average price per unit of $0.46. As the Company has the ability to exercise significant influence over operating and financial policies, the Company accounts for both its interest in MDT and the Fund using the equity method of accounting.

Development (Wholly-Owned and Consolidated Joint Ventures)
     The Company currently has the following wholly-owned and consolidated joint venture shopping center projects under construction:

		Expected
	Owned	Net Cost
Location	GLA	(Millions)	Description
Ukiah (Mendocino), California **	409,900	$101.4	Mixed Use
Miami (Homestead), Florida	275,839	74.9	Community Center
Miami, Florida	400,685	142.6	Mixed Use
Tampa (Brandon), Florida	241,700	55.5	Community Center
Tampa (Wesley Chapel), Florida	73,360	13.7	Community Center
Boise (Nampa), Idaho	450,855	123.1	Community Center
Boston, Massachusetts (Seabrook, New Hampshire)	210,180	50.1	Community Center
Elmira (Horseheads), New York	350,987	53.0	Community Center
Raleigh (Apex), North Carolina (Promenade)	81,780	17.9	Community Center
Raleigh (Apex), North Carolina (Beaver Creek Crossing, Phase II)	162,270	50.8	Community Center
Austin (Kyle), Texas **	325,005	60.0	Community Center

Total	2,982,561	$743.0

**	Consolidated 50% Joint Venture
     The wholly-owned and consolidated joint venture development estimated funding schedule, net of reimbursements, as of March 31, 2008, is as follows (in millions):

Funded as of March 31, 2008	$430.3
Projected net funding during 2008	54.1
Projected net funding thereafter	258.6

Total	$743.0

     In addition to these current developments, the Company and its unconsolidated joint ventures are scheduled to commence construction on various other developments, including several international projects. The Company has also identified several additional potential development opportunities reflecting an aggregate estimated cost of over $1 billion. While there are no assurances any of these projects will be undertaken, they provide a source of potential development projects over the next several years.

Development (Unconsolidated Joint Ventures)
     The Company’s unconsolidated joint ventures have the following shopping center projects under construction. At March 31, 2008, $283.7 million of costs had been incurred in relation to these development projects.

	Joint	DDR’s Effective		Expected
	Venture	Ownership	Owned	Net Cost
Location	Partner	Percentage	GLA	(Millions)	Description
Kansas City (Merriam), Kansas	Coventry II	20.0%	202,116	$46.8	Community Center
Detroit (Bloomfield Hills), Michigan	Coventry II	10.0%	882,197	192.5	Lifestyle Center
Dallas (Allen), Texas	Coventry II	10.0%	797,665	171.2	Lifestyle Center
Manaus, Brazil	Sonae Sierra	47.4%	477,630	82.6	Enclosed Mall

Total			2,359,608	$493.1

     The unconsolidated joint venture development estimated funding schedule, net of reimbursements, as of March 31, 2008, is as follows (in millions):

			Anticipated
	DDR’s	JV Partners’	Proceeds from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total
Funded as of March 31, 2008	$42.2	$111.2	$130.3	$283.7
Projected net funding during 2008	32.4	82.7	106.5	221.6
Projected net funding thereafter	(12.0)	(55.7)	55.5	(12.2)

Total	$62.6	$138.2	$292.3	$493.1

Redevelopments and Expansions (Wholly-Owned and Consolidated Joint Ventures)
     The Company is currently expanding/redeveloping the following wholly-owned and consolidated joint venture shopping centers at a projected aggregate net cost of approximately $152.5 million. At March 31, 2008, approximately $99.6 million of costs had been incurred in relation to these projects.

Property	Description
Miami (Plantation), Florida	Redevelop shopping center to include Kohl’s and additional junior tenants
Chesterfield, Michigan	Construct 25,400 sf of small shop space and retail space
Olean, New York	Wal-Mart expansion and tenant relocation
Fayetteville, North Carolina	Redevelop 18,000 sf of small shop space and construct an outparcel building
Akron (Stow), Ohio	Redevelop former K-Mart space and develop new outparcels
Dayton (Huber Heights), Ohio	Construct 45,000 sf junior tenant

Redevelopments and Expansions (Unconsolidated Joint Ventures)
     The Company’s unconsolidated joint ventures are currently expanding/redeveloping the following shopping centers at a projected net cost of $458.9 million, which includes original acquisition costs related to assets acquired for development. At March 31, 2008, approximately $404.4 million of costs had been incurred in relation to these projects. The following is a summary of these unconsolidated joint venture redevelopment and expansion projects:

		DDR’s
		Effective
		Ownership
Property	Joint Venture Partner	Percentage	Description
Buena Park, California	Coventry II	20.0%	Large-scale redevelopment of enclosed mall to open-air format
Los Angeles (Lancaster), California	Prudential Real Estate Investors	21.0%	Relocate Wal-Mart and redevelop former Wal-Mart space
Chicago (Deer Park), Illinois	Prudential Real Estate Investors	25.75%	Re-tenant former retail shop space with junior tenant and construct 13,500 sf multi-tenant outparcel building
Benton Harbor, Michigan	Coventry II	20.0%	Construct 89,000 sf of anchor space and retail shops
Kansas City, Missouri	Coventry II	20.0%	Relocate retail shops and re-tenant former retail shop space
Cincinnati, Ohio	Coventry II/Thor Equities	18.0%	Redevelop former JCPenney space
Dispositions
     In the first quarter of 2008, the Company sold two shopping center properties, including one shopping center that was classified as held for sale at December 31, 2007, aggregating 0.1 million square feet for approximately $8.0 million and recognized an immaterial loss.
Off Balance Sheet Arrangements
     The Company has a number of off balance sheet joint ventures and other unconsolidated entities with varying economic structures. Through these interests, the Company has investments in operating properties, development properties and two management and development companies. Such arrangements are generally with institutional investors and various developers located throughout the United States.

     The unconsolidated joint ventures that have total assets greater than $250 million are as follows:

	Effective		Company-Owned
	Ownership		Square Feet	Total Debt
Unconsolidated Real Estate Venture	Percentage (1)	Assets Owned	(Thousands)	(Millions)
Sonae Sierra Brazil BV Sarl	47.4%	Nine shopping centers, one shopping center under development and a management company in Brazil	3,483	$—
DDR Domestic Retail Fund I	20.0	63 shopping center assets in several states	8,342	968.3
DDR — SAU Retail Fund LLC	20.0	29 shopping center assets in several states	2,355	226.2
DDRTC Core Retail Fund LLC	15.0	66 shopping center assets in several states	15,737	1,772.7
DDR Macquarie Fund LLC	17.2	51 shopping center assets in several states	12,171	1,209.8

(1)	Ownership may be held through different investment structures. Percentage ownerships are subject to change as certain investments contain promoted structures.
     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $78.6 million at March 31, 2008. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans, revolving credit facilities and retained capital.
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $3.6 million at March 31, 2008, for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owed to DDR.
     The Company is involved with overseeing the development activities for several of its unconsolidated joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. The Company generally provides a completion guarantee to the third party lending institution(s) providing construction financing.
     The Company’s unconsolidated joint ventures have aggregate outstanding indebtedness to third parties of approximately $5.6 billion and $4.5 billion at March 31, 2008 and 2007, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $62.9 million at March 31, 2008.
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
Financing Activities
     The volatility in the debt markets during the past several months has caused borrowing spreads over treasury rates to reach higher levels than previously experienced. This uncertainty re-emphasizes the need to access diverse sources of capital, maintain liquidity and stage debt maturities carefully. Most significantly, it underscores the importance of a conservative balance sheet that provides flexibility in accessing capital and enhances the Company’s ability to manage assets with limited restrictions. A conservative balance sheet should allow DDR to be opportunistic in its investment strategy and in accessing the most efficient and lowest cost of financing available.
     In March 2008, the Company entered into mortgage loans with Metropolitan Life Insurance Company on six of its wholly-owned shopping center assets, four of which are located in the continental U.S. and two of which are located in Puerto Rico, for an aggregate of $350.0 million with a maturity date of April 2013. The loans have a fixed interest rate of 5.0% and provide for interest-only debt service payments with a balloon payment at maturity. The Company used the proceeds from the loans to repay scheduled 2008 debt maturities and the remaining balance to repay revolving credit facilities.
     In January 2008, the Company repaid unsecured senior notes of $100.0 million through borrowings on the Company’s revolving credit facilities.
     Other loan closings during the quarter included a $71 million construction loan on the Company’s Homestead, Florida development and the refinancing of $72 million of unconsolidated joint venture debt. In addition, the Company’s 50% joint venture with Sonae Sierra, which owns and develops retail real estate in Brazil, closed on a R$50 million reais revolving credit facility in February 2008.
Capitalization
     At March 31, 2008, the Company’s capitalization consisted of $5.7 billion of debt, $555 million of preferred shares, and $5.1 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at March 31, 2008, of $41.88), resulting in a debt to total market capitalization ratio of 0.50 to 1.0. At March 31, 2008, the Company’s total debt consisted of $4.6 billion of fixed-rate debt and $1.1 billion of variable-rate debt, including $600 million of variable-rate debt that was effectively swapped to a fixed rate. At March 31, 2007, the Company’s total debt consisted of $4.7 billion of fixed-rate debt and $1.4 billion of variable-rate debt, including $500 million of variable-rate debt which was effectively swapped to a fixed rate.
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
     As of March 31, 2008, the Company had $0.6 billion available under its $1.325 billion revolving credit facilities and cash of $71.0 million. As of March 31, 2008, the Company also had 294 unencumbered consolidated operating properties generating $123.6 million, or 51.7% of the total revenue of the Company for the three-month period ended March 31, 2008, thereby providing a potential collateral base for future borrowings, subject to consideration of the financial covenants on unsecured borrowings.
Contractual Obligations and Other Commitments
     In 2008, debt maturities are anticipated to be repaid through several sources. Maturities for the remainder of 2008 consist of $278.3 million in mortgage loans that are expected to be refinanced or repaid from operating cash flow, revolving credit facilities, assets sales and/or new financings. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated (see Liquidity and Capital Resources).
     At March 31, 2008, the Company had letters of credit outstanding of approximately $77.9 million. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.
     In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $58.0 million with general contractors for its wholly-owned properties at March 31, 2008. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.
     The Company entered into master lease agreements during 2004 through 2007 in connection with the transfer of properties to certain unconsolidated joint ventures, which are recorded as a liability and reduction of the related gain on sale. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At March 31, 2008, the Company’s material master lease obligations, included in accounts payable and accrued expenses, were incurred with the properties transferred to the following unconsolidated joint ventures were (in millions):

DDR Markaz II	$0.2
DDR MDT PS LLC	1.0
Dividend Capital Total Realty Trust Joint Venture	0.9

$2.1

     The Company routinely enters into contracts for the maintenance of its properties which typically can be cancelled upon 30-60 days notice without penalty. At March 31, 2008, the Company had purchase order obligations, typically payable within one year, aggregating approximately $9.5 million related to the maintenance of its properties and general and administrative expenses.
     The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through March 31, 2008, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off Balance Sheet Arrangements.”
Inflation
     Substantially all of the Company’s long-term leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling the Company to receive additional rental income from escalation clauses that generally increase rental rates during the terms of the leases and/or percentage rentals based on tenants’ gross sales. Such escalations are determined by negotiation, increases in the consumer price index or similar inflation indices. In addition, many of the Company’s leases are for terms of less than ten years, permitting the Company to seek increased rents at market rates upon renewal. Most of the Company’s leases require the tenants to pay their share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.
Economic Conditions
     Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have been experiencing varying degrees of economic growth or distress. Adverse changes in general or local economic conditions could result in the inability of some tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more national tenants (Wal-Mart or Target), home improvement stores (Home Depot or Lowe’s Home Improvement) and two or more junior tenants (Bed Bath & Beyond, Kohl’s, Circuit City, T.J. Maxx or PetSmart), which generally offer day-to-day necessities, rather than high-priced luxury items. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.

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
     Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection, the Company believes that several of its major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s Home Improvement, T.J. Maxx and Bed Bath & Beyond, are financially secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in the current economic environment. Headlines describe the plight of subprime borrowers, the general troubles in the housing market and the potential for such problems to impact consumer spending. Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown consistently since World War II, including during several recessions and housing slowdowns. More specifically, in the past the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since the Company’s public offering in 1993. Also, average base rental rates have increased from $5.48 to $12.42 since 1993. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. While tenants may come and go over time, shopping centers that are well-located and actively managed are expected to perform well. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable with the position of its portfolio and the general diversity and credit quality of its tenant base.
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
New Accounting Standards Implemented
The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 — SFAS 159
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The Company adopted SFAS No. 159 on January 1, 2008.
Fair Value Measurements — SFAS 157
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. The Company adopted this statement for its financial assets and liabilities on January 1, 2008 and did not elect to measure any assets, liabilities or firm commitments at fair value.
     For nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, the effective date is fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that this statement, for nonfinancial assets and liabilities, will have on its financial statements.
New Accounting Standards to Be Implemented
Business Combinations — SFAS 141(R)
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”). The objective of this statement is to improve the relevance, representative faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company is currently assessing the impact the adoption of SFAS No. 141 (R) would have on its financial position and results of operations.

Non-Controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 — SFAS 160
     In December 2007, the FASB issued Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). A non-controlling interest, sometimes called minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions, (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, the gain or loss on the deconsolidation of the subsidiary is measured using fair value of any non-controlling equity investments rather than the carrying amount of that retained investment and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. The Company is currently assessing the impact the adoption of SFAS No. 160 would have on the Company’s financial position and results of operations.
Disclosures about Derivative Instruments and Hedging Activities — SFAS 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the potential impact that the adoption of SFAS No. 161 will have on its financial position and results of operations.
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) — FSP APB 14-a
     In May 2008, the FASB issued FASB Staff Position (“FSP”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (Including Partial Cash Settlement) (“FSP APB 14-a”) which prohibits the consideration of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of FSP APB 14-a and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component should be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life. As a result, a lower net income could be reflected as interest expense would include both the current period’s amortization of the debt discount and the instrument’s coupon interest. This statement is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption will not be permitted. The Company is currently assessing the impact that the adoption of FSP APB 14-a will have on its financial position and results of operations.
Accounting for Transfers of Financial Assets and Repurchase Financing Transactions — FSP FAS 140-3
     In February 2008, the FASB issued a FSP on “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” linking the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP is effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be permitted. The Company is currently evaluating the impact, if any, the adoption of FSP FAS 140-3 will have on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	March 31, 2008				March 31, 2007
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Percentage		Average	Average	Percentage
	Amount	Maturity	Interest	of	Amount	Maturity	Interest	of
	(Millions)	(Years)	Rate	Total	(Millions)	(Years)	Rate	Total
Fixed-Rate Debt (1)	$4,578.2	3.8	5.1%	80.2%	$4,772.4	4.3	5.2%	77.8%
Variable-Rate Debt (1)	$1,131.6	3.7	3.5%	19.8%	$1,360.5	1.9	6.0%	22.2%

(1)	Adjusted to reflect the $600 million and $500 million of variable-rate debt that LIBOR was swapped to a fixed rate of 5.0% at March 31, 2008 and 2007.
     The Company’s unconsolidated joint ventures’ fixed-rate indebtedness, including $557.3 million of variable-rate debt, that was swapped to a weighted average fixed rate of approximately 5.3% at March 31, 2008 and 2007, is summarized as follows:

	March 31, 2008				March 31, 2007
	Joint	Company’s	Weighted	Weighted	Joint	Company’s	Weighted	Weighted
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(Years)	Rate	(Millions)	(Millions)	(Years)	Rate
Fixed-Rate Debt	$4,514.3	$885.1	5.7	5.3%	$3,534.5	$672.4	5.6	5.3%
Variable-Rate Debt	$1,066.8	$185.8	1.4	3.6%	$969.1	$165.0	1.5	6.3%
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
     The interest rate risk on the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At March 31, 2008 and 2007, the interest rate on the Company’s $600 and $500 million consolidated floating rate debt, respectively, was swapped to fixed rates. At March 31, 2008 and 2007, the interest rate on the Company’s $557.3 million of joint venture floating rate debt (of which $96.0 million and $80.8 million is the Company’s proportionate share at March 31, 2008 and 2007, respectively) was swapped to fixed rates. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.
     In November 2007, the Company entered into a treasury lock with a notional amount of $100 million. The treasury lock was terminated in connection with the issuance of mortgage debt in March 2008. The treasury lock was executed to hedge the benchmark interest rate associated with forecasted interest payments associated with the anticipated issuance of fixed-rate borrowings. The effective portion of these hedging relationships has been deferred in accumulated other comprehensive income and will be reclassified into earnings over the term of the debt as an adjustment to earnings, based on the effective-yield method.
     The fair value of the Company’s fixed-rate debt adjusted to: (i) include the $600 million and $500 million, respectively, that was swapped to a fixed rate at March 31, 2008 and 2007; (ii) include the Company’s proportionate share of the joint venture fixed-rate debt and (iii) include the Company’s proportionate share of $96.0 million and $80.8 million that was swapped to a fixed rate at March 31, 2008 and 2007, respectively, and an estimate of the effect of a 100 point decrease in market interest rates, is summarized as follows:

	March 31, 2008			March 31, 2007
			100 Basis Point			100 Basis Point
	Carrying	Fair	Decrease in	Carrying	Fair	Decrease in
	Value	Value	Market Interest	Value	Value	Market Interest
	(Millions)	(Millions)	Rates	(Millions)	(Millions)	Rates
Company’s fixed-rate debt	$4,578.2	$4,475.0 (1)	$4,616.2 (2)	$4,772.4	$4,795.4 (1)	$4,927.2 (2)
Company’s proportionate share of joint venture fixed-rate debt	$885.1	$885.9 (3)	$931.1 (4)	$672.4	$671.4 (3)	$705.2 (4)

(1)	Includes the fair value of interest rate swaps, which was a liability of $32.7 million and $2.9 million at March 31, 2008 and 2007, respectively.

(2)	Includes the fair value of interest rate swaps, which was a liability of $47.2 million and $16.2 million at March 31, 2008 and 2007, respectively.

(3)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $6.4 million and $0.7 million at March 31, 2008 and 2007, respectively.

(4)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $12.2 million and $4.8 million at March 31, 2008 and 2007, respectively.
     The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.
     Further, a 100 basis point increase in short-term market interest rates at March 31, 2008 and 2007, would result in an increase in interest expense of approximately $2.8 million and $3.4 million, respectively, for the Company and $0.5 million and $0.4 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding, for the three-month periods. The estimated increase in interest expense for the three-month periods does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.

     The Company and its joint ventures continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into interest rate swap positions based on market conditions. In addition, the Company continually assess its ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2008, the Company had no other material exposure to market risk.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act rules 13a-15(e)) are effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company issuer in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the three-month period ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
     None.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 26, 2007, the Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. At March 31, 2008, the Company had repurchased under this program 5.6 million of its common shares at a gross cost of approximately $261.9 million at a weighted-average price per share of $46.66. The Company made no repurchases during the quarter ended March 31, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
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
DEVELOPERS DIVERSIFIED REALTY CORPORATION

May 12, 2008	/s/ William H. Schafer
(Date)	William H. Schafer, Executive Vice President and
Chief Financial Officer (Duly Authorized Officer)

May 12, 2008	/s/ Christa A. Vesy
(Date)	Christa A. Vesy, Senior Vice President and Chief
Accounting Officer (Chief Accounting Officer)