Form 10-Q
period 2008-06-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2008-08-11
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of August 6, 2008, the registrant had 120,271,886 outstanding common shares, $0.10 par value.

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS — Unaudited

Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007.

Condensed Consolidated Statements of Operations for the Three-Month Periods Ended June 30, 2008 and 2007.

Condensed Consolidated Statements of Operations for the Six-Month Periods Ended June 30, 2008 and 2007.

Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2008 and 2007.

Notes to Condensed Consolidated Financial Statements.
EX-31.1
EX-31.2
EX-32.1
EX-32.2

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Real estate rental property:
Land	$2,099,882	$2,142,942
Buildings	5,958,173	5,933,890
Fixtures and tenant improvements	259,515	237,117

	8,317,570	8,313,949
Less: Accumulated depreciation	(1,125,477)	(1,024,048)

	7,192,093	7,289,901
Construction in progress and land under development	898,161	664,926
Real estate held for sale	—	5,796

	8,090,254	7,960,623
Investments in and advances to joint ventures	689,313	638,111
Cash and cash equivalents	47,847	49,547
Restricted cash	49,179	58,958
Notes receivable	40,423	18,557
Deferred charges, net	30,740	31,172
Other assets, net	325,997	332,848

	$9,273,753	$9,089,816

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Senior notes	$2,519,225	$2,622,219
Revolving credit facilities	878,006	709,459

	3,397,231	3,331,678
Secured indebtedness:
Term debt	800,000	800,000
Mortgage and other secured indebtedness	1,614,051	1,459,336

	2,414,051	2,259,336

Total indebtedness	5,811,282	5,591,014

Accounts payable and accrued expenses	158,876	141,629
Dividends payable	89,951	85,851
Other liabilities	132,960	143,616

	6,193,069	5,962,110

Minority equity interest	140,648	111,767
Operating partnership minority interests	8,010	17,114

	6,341,727	6,090,991
Commitments and contingencies
Shareholders’ equity:
Class G – 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	180,000	180,000
Class H – 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	205,000	205,000
Class I – 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	170,000	170,000
Common shares, $0.10 par value; 300,000,000 shares authorized; 126,797,819 and 126,793,684 shares issued at June 30, 2008 and December 31, 2007, respectively	12,680	12,679
Paid-in-capital	3,019,404	3,029,176
Accumulated distributions in excess of net income	(363,424)	(260,018)
Deferred compensation obligation	22,864	22,862
Accumulated other comprehensive income	22,832	8,965
Less: Common shares in treasury at cost: 6,708,295 and 7,345,304 shares at June 30, 2008 and December 31, 2007, respectively	(337,330)	(369,839)

	2,932,026	2,998,825

	$9,273,753	$9,089,816

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2008	2007
Revenues from operations:
Minimum rents	$159,452	$174,761
Percentage and overage rents	1,100	1,547
Recoveries from tenants	48,498	55,832
Ancillary and other property income	6,328	4,250
Management fees, development fees and other fee income	15,637	11,996
Other	1,691	3,717

	232,706	252,103

Rental operation expenses:
Operating and maintenance	34,985	34,658
Real estate taxes	28,138	30,233
General and administrative	21,333	19,161
Depreciation and amortization	59,809	54,313

	144,265	138,365

Other income (expense):
Interest income	552	2,500
Interest expense	(61,174)	(73,554)
Other income (expense), net	98	(225)

	(60,524)	(71,279)

Income before equity in net income of joint ventures, minority equity interests, tax (expense) benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate, net of tax	27,917	42,459
Equity in net income of joint ventures	12,555	21,602

Income before minority equity interests, tax (expense) benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate, net of tax	40,472	64,061
Minority equity interests:
Minority equity interests	(1,735)	(1,399)
Preferred operating partnership minority interests	—	(5,908)
Operating partnership minority interests	(290)	(569)

	(2,025)	(7,876)
Tax (expense) benefit of taxable REIT subsidiaries and franchise taxes	(307)	711

Income from continuing operations	38,140	56,896

Discontinued operations:
(Loss) income from discontinued operations	(199)	5,714
Gain on disposition of real estate, net of tax	1,078	10,815

	879	16,529

Income before gain on disposition of real estate	39,019	73,425
Gain on disposition of real estate, net of tax	908	54,012

Net income	$39,927	$127,437

Preferred dividends	10,567	16,008

Net income applicable to common shareholders	$29,360	$111,429

Per share data:
Basic earnings per share data:
Income from continuing operations	$0.24	$0.77
Income from discontinued operations	0.01	0.13

Net income applicable to common shareholders	$0.25	$0.90

Diluted earnings per share data:
Income from continuing operations	$0.24	$0.75
Income from discontinued operations	0.01	0.14

Net income applicable to common shareholders	$0.25	$0.89

Dividends declared per common share	$0.69	$0.66

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2008	2007
Revenues from operations:
Minimum rents	$319,870	$324,355
Percentage and overage rents	4,083	3,531
Recoveries from tenants	102,036	101,499
Ancillary and other property income	10,982	8,940
Management fees, development fees and other fee income	31,924	21,078
Other	5,178	11,426

	474,073	470,829

Rental operation expenses:
Operating and maintenance	71,738	61,884
Real estate taxes	55,740	55,986
General and administrative	42,047	40,678
Depreciation and amortization	116,769	106,350

	286,294	264,898

Other income (expense):
Interest income	1,135	6,182
Interest expense	(123,249)	(133,947)
Other expense, net	(400)	(450)

	(122,514)	(128,215)

Income before equity in net income of joint ventures, minority equity interests, tax (expense) benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate, net of tax	65,265	77,716
Equity in net income of joint ventures	19,943	27,883

Income before minority equity interests, tax (expense) benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate, net of tax	85,208	105,599
Minority equity interests:
Minority equity interests	(3,512)	(2,887)
Preferred operating partnership minority interests	—	(9,690)
Operating partnership minority interests	(884)	(1,138)

	(4,396)	(13,715)
Tax (expense) benefit of taxable REIT subsidiaries and franchise taxes	(1,353)	15,771

Income from continuing operations	79,459	107,655

Discontinued operations:
(Loss) income from discontinued operations	(269)	8,662
Gain on disposition of real estate, net of tax	886	13,634

	617	22,296

Income before gain on disposition of real estate	80,076	129,951
Gain on disposition of real estate, net of tax	3,275	60,022

Net income	$83,351	$189,973

Preferred dividends	21,134	29,800

Net income applicable to common shareholders	$62,217	$160,173

Per share data:
Basic earnings per share data:
Income from continuing operations	$0.51	$1.15
Income from discontinued operations	0.01	0.19

Net income applicable to common shareholders	$0.52	$1.34

Diluted earnings per share data:
Income from continuing operations	$0.51	$1.14
Income from discontinued operations	0.01	0.19

Net income applicable to common shareholders	$0.52	$1.33

Dividends declared per common share	$1.38	$1.32

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX-MONTH PERIODS ENDED JUNE 30,
(Dollars in thousands)
(Unaudited)

	2008	2007
Net cash flow provided by operating activities:	$212,864	$221,219

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(238,279)	(2,591,744)
Equity contributions to joint ventures	(43,889)	(223,517)
Proceeds from joint venture advances, net	1,544	1,587
Proceeds from sale and refinancing of joint venture interests	736	5,936
Return on investments in joint ventures	14,873	35,255
(Issuance) repayment of notes receivable, net	(12,766)	837
Decrease in restricted cash	9,779	—
Proceeds from disposition of real estate	22,897	1,846,817

Net cash flow used for investing activities	(245,105)	(924,829)

Cash flow from financing activities:
Proceeds from revolving credit facilities, net	165,976	82,500
Repayment of senior notes	(103,425)	(100,000)
Proceeds from term loans	—	900,000
Repayment of term loans	—	(750,000)
Proceeds from mortgage and other secured debt	408,708	55,046
Principal payments on mortgage debt	(253,992)	(316,633)
Proceeds from issuance of convertible senior notes, net of underwriting commissions and offering expenses of $267 in 2007	—	587,733
Payment of deferred finance costs	(4,307)	(2,958)
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $208 in 2007	—	746,645
Purchased option arrangement on common shares	—	(32,580)
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	994	5,991
Proceeds from issuance of preferred operating partnership interest, net of expenses	—	484,204
Redemption of preferred operating partnership interest, net of expenses	—	(484,204)
Redemption of preferred shares	—	(150,000)
Return of investment—minority interest shareholder	(1,681)	(4,260)
Purchase of operating partnership minority interests	(46)	(683)
Distributions to operating partnership minority interests	(1,175)	(10,789)
Repurchase of common shares	—	(117,000)
Dividends paid	(182,658)	(171,761)

Net cash flow provided by financing activities	28,394	721,251

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(3,847)	17,641
Effect of exchange rate changes on cash and cash equivalents	2,147	—
Cash and cash equivalents, beginning of period	49,547	28,378

Cash and cash equivalents, end of period	$47,847	$46,019

Supplemental disclosure of non-cash investing and financing activities:
     For the six-month period ended June 30, 2008, minority equity interests with a book value of approximately $14.3 million were converted into approximately 0.5 million common shares of the Company. In addition, the Company issued a note receivable of $9.1 million in connection with the sale of one asset in June 2008. Other liabilities included approximately $18.3 million, which represents the fair value of the Company’s interest rate swaps. At June 30, 2008, dividends payable were $90.0 million. In 2008, in accordance with the terms of the outperformance unit plans, the Company issued 107,879 of its common shares. The foregoing transactions did not provide for or require the use of cash for the six-month period ended June 30, 2008.

     For the six-month period ended June 30, 2007, in conjunction with the merger of Inland Retail Real Estate Trust, Inc. (“IRRETI”), the Company acquired real estate assets of $3.0 billion, investments in joint ventures of approximately $29.8 million and accounts receivable, intangible assets and other assets aggregating approximately $83.0 million. A portion of the consideration used to acquire the $3.0 billion of assets included assumed debt of $446.5 million, accounts payable and other liabilities aggregating approximately $12.1 million and common shares of approximately $394.2 million. In conjunction with the redemption of the Company’s Class F Cumulative Redeemable Preferred Shares, the Company recorded a non-cash dividend to net income available to common shareholders of $5.4 million relating to the write-off of original issuance costs. Other assets included approximately $2.7 million, which represents the fair value of the Company’s interest rate swaps. At June 30, 2007, dividends payable were $89.5 million. In January 2007, in accordance with the terms of the performance unit plans, the Company issued 466,666 restricted common shares of which 70,000 vested as of the date of issuance. The remaining 396,666 shares will vest in 2008 through 2011. The foregoing transactions did not provide for or require the use of cash for the six-month period ended June 30, 2007.
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
     Unaudited Interim Financial Statements
     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three- and six-month periods ended June 30, 2008 and 2007, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.
     The Company consolidates certain entities in which it owns less than a 100% equity interest if the entity is a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”) and the Company is deemed to be the primary beneficiary in the VIE. The Company also consolidates certain entities that are not a VIE as defined in FIN 46(R) in which it has effective control. The Company consolidates one entity pursuant to the provisions of Emerging Issues Task Force (“EITF”) 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.” The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined by FIN 46(R), or does not have effective control, but can exercise significant influence over the entity with respect to its operations and major decisions.

     Comprehensive Income
     Comprehensive income is as follows (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$39,927	$127,437	$83,351	$189,973
Other comprehensive income (loss):
Change in fair value of interest rate contracts	16,935	5,572	(4,504)	6,916
Amortization of interest rate contracts	(93)	(364)	(457)	(727)
Foreign currency translation	14,724	7,962	18,828	11,990

Other comprehensive income	31,566	13,170	13,867	18,179

Total comprehensive income	$71,493	$140,607	$97,218	$208,152

     New Accounting Standards Implemented
The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 — SFAS 159
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The Company adopted SFAS No. 159 on January 1, 2008, and did not elect to measure any assets, liabilities or firm commitments at fair value.
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
     For nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, the statement is effective for fiscal years beginning after November 15,

2008. The Company is currently evaluating the impact that this statement, for nonfinancial assets and liabilities, will have on its financial statements.
     New Accounting Standards to Be Implemented
Business Combinations — SFAS 141(R)
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”). The objective of this statement is to improve the relevance, representative faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company will adopt SFAS No. 141(R) on January 1, 2009. To the extent that the Company enters into new acquisitions in 2009 and beyond, acquisition costs and fees which are currently capitalized and allocated to the basis of the acquisition, this standard will require the Company to expense these costs as incurred. Because of this change in accounting for costs, the Company expects that the adoption of this standard will cause a negative impact to the Company’s results of operations as costs are incurred. The Company is currently assessing the complete impact, if any, the adoption of SFAS No. 141 (R) will have on its financial position and results of operations.
Non-Controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 — SFAS 160
     In December 2007, the FASB issued Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). A non-controlling interest, sometimes called minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions, (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value (the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investments rather than the carrying amount of that retained investment) and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and is applied on a prospective basis. Early adoption is not permitted. The Company is currently assessing the impact, if any, the adoption of SFAS No. 160 will have on the Company’s financial position and results of operations.
Disclosures about Derivative Instruments and Hedging Activities — SFAS 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact, if any, that the adoption of SFAS No. 161 will have on its financial statement disclosures.
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) — FSP APB 14-a
     In May 2008, the FASB issued a FASB Staff Position (“FSP”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”). This FSP prohibits the classification of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of FSP APB 14-a and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component should be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life. As a result, a lower net income would be reflected as interest expense would include both the current period’s amortization of the debt discount and the instrument’s coupon interest. This statement is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. The Company is currently assessing the impact that the adoption of FSP APB 14-a will have on its financial position and results of operations.
Accounting for Transfers of Financial Assets and Repurchase Financing Transactions — FSP FAS 140-3
     In February 2008, the FASB issued a FSP “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” linking the two transactions unless the presumption can be overcome by meeting certain criteria. This FSP is effective for fiscal years beginning after November 15, 2008, and will apply only to original transfers made after that date; early adoption is not permitted. The Company is currently evaluating the impact, if any, the adoption of FSP FAS 140-3 will have on its financial position and results of operations.
Determination of the Useful Life of Intangible Assets  — FSP FAS 142-3
     In April 2008, the FASB issued a FSP “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), Business Combinations, and other US GAAP. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this FSP shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact, if any, the adoption of FSP 142-3 will have on its financial position and results of operations.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities – FSP EITF 03-6-1
     In June 2008, the FASB issued a FSP “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early adoption is not permitted. The Company is currently assessing the impact, if any, the adoption of FSP EITF 03-6-1 will have on its financial position and results of operations.

2. EQUITY INVESTMENTS IN JOINT VENTURES
     At June 30, 2008 and December 31, 2007, the Company had ownership interests in various unconsolidated joint ventures which, as of the respective dates, owned 274 shopping center properties and 273 shopping center properties, and 44 shopping center sites formerly owned by Service Merchandise Company, Inc. Included in these amounts are the shopping center properties owned by TRT DDR Venture I, which acquired three assets in the second quarter of 2007. These assets have been segregated and discussed separately in Note 3. TRT DDR Venture I was considered a significant subsidiary at June 30, 2007, and is excluded from the 2008 and 2007 combined amounts presented below.
     Combined condensed financial information of the Company’s unconsolidated joint venture investments excluding those amounts for TRT DDR Venture I reported in Note 3 is as follows (in thousands):

	June 30,	December 31,
	2008	2007
Combined Balance Sheets:
Land	$2,362,572	$2,352,034
Buildings	6,192,616	6,126,564
Fixtures and tenant improvements	124,369	99,917

	8,679,557	8,578,515
Less: Accumulated depreciation	(512,412)	(409,993)

	8,167,145	8,168,522
Construction in progress	309,287	207,367

	8,476,432	8,375,889
Receivables, net	142,532	122,729
Leasehold interests	13,195	13,927
Other assets	432,928	361,277

	$9,065,087	$8,873,822

Mortgage debt	$5,587,730	$5,441,839
Amounts payable to DDR	8,334	8,492
Other liabilities	223,954	200,641

	5,820,018	5,650,972
Accumulated equity	3,245,069	3,222,850

	$9,065,087	$8,873,822

Company’s share of accumulated equity (1)	$666,980	$609,171

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Combined Statements of Operations:
Revenues from operations	$232,575	$200,079	$466,884	$345,125

Expenses:
Rental operation	78,423	64,837	157,888	113,258
Depreciation and amortization	58,744	48,524	114,247	78,960
Interest	70,416	65,563	146,163	111,351

	207,583	178,924	418,298	303,569

Income before income tax expense and discontinued operations	24,992	21,155	48,586	41,556
Income tax expense	(2,865)	(2,297)	(6,645)	(4,545)
(Loss) gain on sale of real estate	(11)	93,089	(13)	93,089
Other income, net	50,100	—	56,539	—

Income from continuing operations	72,216	111,947	98,467	130,100
Discontinued operations:
Income (loss) from discontinued operations	101	(284)	115	(198)
Gain on disposition of real estate	—	1,080	—	738

	101	796	115	540

Net income	$72,317	$112,743	$98,582	$130,640

Company’s share of equity in net income of joint ventures (2)	$12,737	$21,758	$20,234	$28,268

     Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ (including TRT DDR Venture I reported in Note 3) underlying net assets (in millions):

	June 30, 2008	December 31, 2007
Company’s share of accumulated equity	$672.1	$614.5
Basis differentials (2)	107.9	114.1
Deferred development fees, net of portion relating to the Company’s interest	(4.6)	(3.8)
Basis differential upon transfer of assets (2)	(95.9)	(97.2)
Notes receivable from investments	1.5	2.0
Amounts payable to DDR	8.3	8.5

Investments in and advances to joint ventures (1)	$689.3	$638.1

(1)	The difference between the Company’s share of accumulated equity and the investments in and advances to joint ventures recorded on the Company’s condensed consolidated balance sheets primarily results from basis differentials, as described below, deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the joint venture investments.

(2)	For the three-month periods ended June 30, 2008 and 2007, the difference between the $12.7 million and $21.7 million, respectively, of the Company’s share of equity in net income of joint ventures and the $12.6 million and $21.6 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is primarily attributable to amortization associated with basis differentials and differences in the recognition of gains on sales. The Company’s share of joint venture net income has been decreased by approximately $0.2 million and $0.1 million for the three-month periods ended June 30, 2008 and 2007, respectively, to reflect additional basis depreciation and basis differences in assets sold. For the six-month periods ended June 30, 2008 and 2007, the difference between the $20.2 million and $28.3 million, respectively, of the Company’s share of equity in net income of joint ventures reflected above and the $19.9 million and $27.9 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is primarily attributable to amortization associated with the basis differentials and differences in the recognition of gains on sales. The Company’s share of joint venture net income has been decreased by approximately $0.3 million and $0.4 million for the six-month periods ended June 30, 2008 and 2007, respectively, to reflect additional basis depreciation and basis differences in assets sold. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the joint venture. Basis differentials upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into a joint venture at fair value.
     Service fees earned by the Company through management, acquisition, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Management and other fees	$12.6	$9.8	$25.5	$17.0
Acquisition, financing, guarantee and other fees (1)	0.1	1.5	0.1	7.8
Development fees and leasing commissions	2.9	1.9	6.1	3.8
Interest income	0.1	0.1	0.2	0.2

(1)	Acquisition fees of $6.3 million were earned from the formation of the joint venture with TIAA-CREF in 2007, excluding the Company’s retained ownership of approximately 15%. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the Inland Retail Real Estate Trust, Inc. (“IRRETI”) real estate assets.
     In February 2008, the Company began purchasing units of Macquarie DDR Trust (ASX: MDT) (“MDT”), an Australian Real Estate Investment Trust which is managed by an affiliate of Macquarie Group Limited (ASX: MQG) an international investment bank, advisor and manager of specialized real estate funds, and the Company. MDT is DDR’s joint venture partner in the DDR Macquarie Fund LLC Joint Venture (the “Fund”). Through June 30, 2008, the Company purchased 62.9 million units of MDT at an aggregate purchase price of $29.3 million. Through the combination of its purchase of the units in MDT and its direct and indirect ownership of the Fund, DDR is entitled to an approximate 20.3% economic interest in the Fund as of June 30, 2008 (6.4% and 4.8% on a weighted-average basis for the three- and six-month periods ended June 30, 2008). As the Company does not have the ability to exercise significant influence over operating and financial policies, the Company accounts for both its interest in MDT and the Fund using the equity method of accounting.
3. TRT DDR VENTURE I
     In the second quarter of 2007, Dividend Capital Total Realty Trust and the Company formed a $161.5 million joint venture (“TRT DDR Venture I”). The Company contributed three recently developed assets aggregating 0.7 million of Company-owned square feet to the joint venture and retained an effective ownership interest of 10%. The Company recorded an after-tax gain, net of its retained interest, of approximately $50.2 million, which is included in gain on disposition of real estate. As the Company does not have economic or effective control, TRT DDR Venture I is accounted for using the equity method of accounting. The Company receives asset management and property management fees, plus fees on leasing and ancillary income in addition to a promoted interest.

     At June 30, 2007, the Company’s investment in TRT DDR Venture I was considered a significant subsidiary pursuant to the applicable Regulation S-X rules as a result of the recognition of an approximate $54.7 million gain in the second quarter of 2007 from the contribution of assets to the joint venture.
     Condensed financial information of TRT DDR Venture I is as follows (in thousands):

	June 30,	December 31,
	2008	2007
Balance Sheet:
Land	$32,055	$32,035
Buildings	126,710	126,603
Fixtures and tenant improvements	1,198	1,198

	159,963	159,836
Less: Accumulated depreciation	(4,909)	(2,813)

	155,054	157,023
Construction in progress	4	20

	155,058	157,043
Receivables, net	1,958	1,811
Other assets	4,484	4,648

	$161,500	$163,502

Mortgage debt	$110,000	$110,000
Other liabilities	629	442

	110,629	110,442
Accumulated equity	50,871	53,060

	$161,500	$163,502

Company’s share of accumulated equity	$5,087	$5,306

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Statements of Operations:
Revenues from operations	$3,931	$1,817	$7,819	$1,817

Expenses:
Rental operation	1,225	380	2,703	380
Depreciation and amortization	1,101	680	2,202	680
Interest	1,573	865	3,120	865

	3,899	1,925	8,025	1,925

Net income (loss)	$32	$(108)	$(206)	$(108)

Company’s share of equity in net income (loss) of joint venture	$3	$(11)	$(20)	$(11)

4. ACQUISITIONS AND PRO FORMA FINANCIAL INFORMATION
     Acquisitions
     On February 22, 2007, IRRETI shareholders approved a merger with a subsidiary of the Company pursuant to a merger agreement among IRRETI, the Company and the subsidiary. Pursuant to the merger, the Company acquired all of the outstanding shares of IRRETI for a total merger consideration of $14.00 per share, of which $12.50 per share was funded in cash and $1.50 per share was paid in the form of DDR common shares. As a result, on February 27, 2007, the Company issued 5.7 million DDR common shares to the IRRETI shareholders with an aggregate value of approximately $394.2 million valued at $69.54 per share, which was the average closing price of the Company’s common shares for the ten trading days immediately preceding the two trading days prior to the IRRETI shareholders’ meeting.
     The IRRETI merger was initially recorded at a total cost of approximately $6.2 billion. Real estate and related assets of approximately $3.1 billion were recorded by the Company and approximately $3.0 billion was recorded by the TIAA-CREF Joint Venture. The Company assumed debt at a fair market value of approximately $443.0 million. At the time of the merger, the IRRETI real estate portfolio consisted of 315 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, totaling approximately 35.2 million square feet of Company-owned Gross Leasable Area (“GLA”), and five development properties. In connection with the merger, the TIAA-CREF Joint Venture acquired 66 of these shopping centers totaling approximately 15.6 million square feet of Company-owned GLA. During 2007, the Company sold 78 of the assets, valued at approximately $1.2 billion, acquired in the merger with IRRETI, 21 of which were sold to an independent buyer and the remaining 57 were contributed to unconsolidated joint ventures.
     Pro Forma Financial Information
     The following supplemental pro forma operating data is presented for the three- and six-month periods ended June 30, 2007, as if the IRRETI merger, the formation of the joint venture with TIAA-CREF, the contribution of 57 assets to unconsolidated joint ventures and the sale of 21 IRRETI assets to an independent buyer were completed as of January 1, 2007. Pro forma amounts include general and administrative expenses that IRRETI reported in its historical results of approximately $48.3 million for the six-month period ended June 30, 2007, including severance, a substantial portion of which management believes to be non-recurring. The supplemental pro forma operating data does not present the formation of TRT DDR Venture I.
     The merger with IRRETI was accounted for using the purchase method of accounting. The revenues and expenses related to assets and interests acquired are included in the Company’s historical results of operations from the date of purchase.
     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated, nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

	Three-Month	Six-Month
	Period Ended	Period Ended
	June 30,	June 30,
	2007	2007
Pro forma revenues	$233,712	$464,760

Pro forma income from continuing operations	$58,750	$67,192

Pro forma income from discontinued operations	$16,529	$22,296

Pro forma net income applicable to common shareholders	$113,283	$119,843

Per share data:
Basic earnings per share data:
Income from continuing operations	$0.78	$0.78
Income from discontinued operations	0.13	0.18

Net income applicable to common shareholders	$0.91	$0.96

Diluted earnings per share data:
Income from continuing operations	$0.77	$0.78
Income from discontinued operations	0.13	0.18

Net income applicable to common shareholders	$0.90	$0.96

5. OTHER ASSETS, NET
Other assets consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$27,368	$31,201
Tenant relations, net	20,237	22,102

Total intangible assets (1)	47,605	53,303
Other assets:
Accounts receivable, net (2)	206,753	199,354
Prepaids, deposits and other assets	71,639	80,191

Total other assets	$325,997	$332,848

(1)	The Company recorded amortization expense of $2.7 million and $1.8 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $4.9 million and $3.6 million for the six-month periods ended June 30, 2008 and 2007, respectively, related to these intangible assets. The amortization period of the in-place leases and tenant relations is approximately two to 31 years and ten years, respectively.

(2)	Includes straight-line rent receivables, net, of $66.6 million and $61.7 million at June 30, 2008 and December 31, 2007, respectively.
6. REVOLVING CREDIT FACILITIES
     The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”), which was amended in December 2007. The Unsecured Credit Facility provides for borrowings of $1.25 billion, an accordion feature for a future expansion to $1.4 billion and a maturity date of June 2010, with a one-year extension option. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the Unsecured Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the prime rate, as defined in the facility or (ii) LIBOR, plus a specified spread (0.60% at June 30,

2008). The specified spread over LIBOR varies depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. The Company was in compliance with these covenants at June 30, 2008. The facility also provides for an annual facility fee of 0.15% on the entire facility. At June 30, 2008, total borrowings under the Unsecured Credit Facility aggregated $856.5 million with a weighted average interest rate of 3.6%.
     The Company also maintains a $75 million unsecured revolving credit facility, amended in December 2007, with National City Bank (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option, and reflects terms consistent with those contained in the Unsecured Credit Facility. Borrowings under this facility bear interest at variable rates based on (i) the prime rate, as defined in the facility or (ii) LIBOR, plus a specified spread (0.60% at June 30, 2008). The specified spread over LIBOR is dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at June 30, 2008. At June 30, 2008, total borrowings under the National City Bank facility aggregated $21.5 million with a weighted average interest rate of 3.1%.
7. FAIR VALUE MEASUREMENTS
     As of June 30, 2008, the aggregate fair value of the Company’s interest rate swaps that have been designated and qualify as cash flow hedges was a liability of $18.3 million, which is included in other liabilities in the condensed consolidated balance sheet. The effective portion of the gain or loss on the interest rate swaps is reported as a component of other comprehensive income and will be reclassified into earnings in the same period or periods during which the hedged interest payments are a charge to earnings. For the three- and six-month periods ended June 30, 2008, the amount of hedge ineffectiveness was not material.
     The Company adopted the provisions of SFAS No. 157, as amended by FSP FAS 157-1 and FSP FAS 157-2, on January 1, 2008.
     Fair Value Hierarchy
     SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with SFAS No. 157, the following summarizes the fair value hierarchy:
• Level 1 –	Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

• Level 2 –	Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly such as interest rates and yield curves that are observable at commonly quoted intervals and

• Level 3 –	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
     In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
     Measurement of Fair Value
     At June 30, 2008, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.
     Although the Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
     Items Measured at Fair Value on a Recurring Basis
     The following table presents information about the Company’s financial assets and liabilities (in millions), which consists of interest rate swap agreements that are included in other liabilities at June 30, 2008, measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	at June 30, 2008
	Level 1	Level 2	Level 3	Total
Derivative Financial Instruments	$—	$18.3	$—	$18.3

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
9. SHAREHOLDERS’ EQUITY
     The following table summarizes the changes in shareholders’ equity since December 31, 2007 (in thousands):

		Common
		Shares		Accumulated		Accumulated
		($0.10		Distributions		Other	Treasury
	Preferred	Par	Paid-in	in Excess of	Deferred	Comprehensive	Stock
	Shares	Value)	Capital	Net Income	Obligation	Income	at Cost	Total
Balance, December 31, 2007	$555,000	$12,679	$3,029,176	$(260,018)	$22,862	$8,965	$(369,839)	$2,998,825
Issuance of common shares related to exercise of stock options, dividend reinvestment plan, performance plan and director compensation		1	(2,138)				8,378	6,241
Issuance of restricted stock			(5,177)				6,074	897
Vesting of restricted stock			7,436		2		(5,270)	2,168
Stock-based compensation			4,375					4,375
Redemption of 463,185 operating partnership units in exchange for common shares			(14,268)				23,327	9,059
Dividends declared—common shares				(165,623)				(165,623)
Dividends declared—preferred shares				(21,134)				(21,134)
Comprehensive income:
Net income				83,351				83,351
Other comprehensive income:
Change in fair value of interest rate contracts						(4,504)		(4,504)
Amortization of interest rate contracts						(457)		(457)
Foreign currency translation	—	—	—	—	—	18,828	—	18,828

Comprehensive income	—	—	—	83,351	—	13,867	—	97,218

Balance, June 30, 2008	$555,000	$12,680	$3,019,404	$(363,424)	$22,864	$22,832	$(337,330)	$2,932,026

     Common share dividends declared, per share, were $0.69 and $0.66 for the three-month periods ended June 30, 2008 and 2007, respectively, and $1.38 and $1.32 for the six-month periods ended June 30, 2008 and 2007, respectively.
     In June 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. As of June 30, 2008, the Company had repurchased under this program 5.6 million of its common shares at a weighted average cost of $46.66 per share. The Company has not repurchased any of its shares pursuant to this program in 2008.
     During the six-month period ended June 30, 2008, the vesting of restricted stock grants to certain officers and directors of the Company, approximating 0.2 million common shares of the Company, was deferred through the Company’s non-qualified deferred compensation plans and, accordingly, the Company recorded approximately $4.3 million in deferred obligations. Also, in the first quarter of 2008, in accordance with the transition rules under Section 409A of the Internal Revenue Code, an officer elected to have his deferrals distributed to him, which resulted in a reduction of the deferred obligation and a corresponding increase in paid in capital of approximately $4.7 million.
Operating Partnership Units
     In 2008, 0.5 million of operating partnership minority interests were converted into an equivalent number of common shares of the Company.
10. OTHER INCOME
     Other income for the three- and six-month periods ended June 30, 2008 and 2007, was composed of the following (in millions):

	Three-Month		Six-Month
	Periods Ended		Periods Ended
	June 30,		June 30,
	2008	2007	2008	2007
Acquisition and financing fees (1)	$—	$1.4	$—	$7.7
Lease termination fees	1.4	2.2	4.7	3.5
Other	0.3	0.1	0.5	0.3

	$1.7	$3.7	$5.2	$11.5

(1)	Includes acquisition fees of $6.3 million earned from the formation of the joint venture with TIAA-CREF in February 2007, excluding the Company’s retained ownership interest. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets. Financing fees were earned in connection with the formation and refinancing of unconsolidated joint ventures, excluding the Company’s retained ownership interest. The Company’s fees are earned in conjunction with the closing and amount of the financing transaction by the joint venture.
11. DISCONTINUED OPERATIONS
     Pursuant to the definition of a component of an entity in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2008 and 2007. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. Included in discontinued operations for the three- and six-month periods ended June 30, 2008 and 2007, are four properties sold in 2008 (including one property held for sale at December 31, 2007) aggregating 0.3 million square feet, and 67 shopping centers sold in 2007 (including one property held for sale at December 31, 2006 and 22 properties acquired through the IRRETI merger in 2007), aggregating 6.3 million square feet. The operating results relating to assets sold are as follows (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues	$354	$15,909	$1,003	$28,145

Expenses:
Operating	335	3,897	658	7,328
Interest, net	98	3,681	248	6,980
Depreciation and amortization	120	2,617	366	5,175

Total expense	553	10,195	1,272	19,483

(Loss) income before gain on disposition of real estate	(199)	5,714	(269)	8,662
Gain on disposition of real estate	1,078	10,815	886	13,634

Net income	$879	$16,529	$617	$22,296

12. EARNINGS PER SHARE
     Earnings Per Share (“EPS”) has been computed pursuant to the provisions of SFAS No. 128, “Earnings Per Share.” The following table provides a reconciliation of net income from continuing operations and the number of common shares used in the computations of “basic” EPS, which utilizes the weighted average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares (in thousands, except per share amounts):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Income from continuing operations	$38,140	$56,896	$79,459	$107,655
Add: Gain on disposition of real estate	908	54,012	3,275	60,022
Less: Preferred stock dividends	(10,567)	(16,008)	(21,134)	(29,800)

Basic – Income from continuing operations applicable to common shareholders	28,481	94,900	61,600	137,877
Add: Operating partnership minority interests	—	569	—	1,138

Diluted – Income from continuing operations applicable to common shareholders	$28,481	$95,469	$61,600	$139,015

Number of Shares:
Basic – Average shares outstanding	119,390	124,455	119,269	119,681
Effect of dilutive securities:
Stock options	171	545	161	575
Operating partnership minority interests	—	862	—	863
Restricted stock	7	64	51	199

Diluted – Average shares outstanding	119,568	125,926	119,481	121,318

Per share data:
Basic earnings per share data:
Income from continuing operations	$0.24	$0.77	$0.51	$1.15
Income from discontinued operations	0.01	0.13	0.01	0.19

Net income applicable to common shareholders	$0.25	$0.90	$0.52	$1.34

Diluted earnings per share data:
Income from continuing operations	$0.24	$0.75	$0.51	$1.14
Income from discontinued operations	0.01	0.14	0.01	0.19

Net income applicable to common shareholders	$0.25	$0.89	$0.52	$1.33

     The exchange of the minority equity interest associated with operating partnership units into common shares was not included in the computation of diluted EPS for the three- and six-month periods ended June 30, 2008, because the effect of assuming conversion was anti-dilutive.
     The Company’s two issuances of senior convertible notes, which are convertible into common shares of the Company with an initial conversion price of approximately $74.75 and $65.11, respectively, were not included in the computation of diluted EPS for the three- and six-month periods ended June 30, 2008 and 2007. The Company’s stock price did not exceed the strike price of the conversion feature of the senior convertible notes in these periods.
13. SEGMENT INFORMATION
     The Company has two reportable segments, shopping centers and other investments, determined in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). Each shopping center is considered a separate operating segment; however, each shopping center on a stand-alone basis is less than 10% of the revenues, profit or loss, and assets of the combined reported operating segment and meets the majority of the aggregation criteria under SFAS No. 131.
     At June 30, 2008, the shopping center segment consisted of 708 shopping centers (including 318 owned through unconsolidated joint ventures and 40 that are otherwise consolidated by the Company) in 45 states, Puerto Rico and Brazil. At June 30, 2007, the shopping center segment consisted of 708 shopping centers (including 315 owned through unconsolidated joint ventures and 39 that are otherwise consolidated by the Company) in 45 states, Puerto Rico and Brazil. At June 30, 2008 and 2007, the Company also owned seven business centers in five states.
     The table below presents information about the Company’s reportable segments for the three- and six-month periods ended June 30, 2008 and 2007 (in thousands).

	Three-Month Period Ended June 30, 2008
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$2,622	$230,084		$232,706
Operating expenses	(859)	(62,264)		(63,123)

Net operating income	1,763	167,820		169,583
Unallocated expenses (1)			$(141,973)	(141,973)
Equity in net income of joint ventures		12,555		12,555
Minority equity interests			(2,025)	(2,025)

Income from continuing operations				$38,140

	Three-Month Period Ended June 30, 2007
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$1,715	$250,388		$252,103
Operating expenses	(1,027)	(63,864)		(64,891)

Net operating income	688	186,524		187,212
Unallocated expenses (1)			$(144,042)	(144,042)
Equity in net income of joint ventures		21,602		21,602
Minority equity interests			(7,876)	(7,876)

Income from continuing operations				$56,896

	Six-Month Period Ended June 30, 2008
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$5,308	$468,765		$474,073
Operating expenses	(2,039)	(125,439)		(127,478)

Net operating income	3,269	343,326		346,595
Unallocated expenses (1)			$(282,683)	(282,683)
Equity in net income of joint ventures		19,943		19,943
Minority equity interests			(4,396)	(4,396)

Income from continuing operations				$79,459

Total real estate assets as of June 30, 2008	$103,657	$9,112,074		$9,215,731

	Six-Month Period Ended June 30, 2007
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$3,017	$467,812		$470,829
Operating expenses	(1,459)	(116,411)		(117,870)

Net operating income	1,558	351,401		352,959
Unallocated expenses (1)			$(259,472)	(259,472)
Equity in net income of joint ventures		27,883		27,883
Minority equity interests			(13,715)	(13,715)

Income from continuing operations				$107,655

Total real estate assets as of June 30, 2007	$98,192	$8,710,189		$8,808,381

Total real estate assets as of December 31, 2007	$101,989	$8,882,749		$8,984,738

(1)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax benefit/expense, other income/expense and depreciation and amortization as listed in the condensed consolidated statements of operations.
14. SUBSEQUENT EVENT
     In July 2008, the Company purchased an approximate 25% membership interest (the “Membership Interest”) in RO & SW Realty LLC (“ROSW”) from Wolstein Business Enterprises, L.P. (“WBE”), a limited partnership established for the benefit of the children of Scott A. Wolstein, the Chairman of the Board and Chief Executive Officer of the Company, for $10.0 million. The managing partner of WBE is an unrelated third party. ROSW is a real estate company that effectively owns 11 properties (the “Properties”). The Company manages the Properties on behalf of ROSW pursuant to written property management agreements. Other than the Membership Interest now owned by the Company, neither WBE nor any other entity affiliated with the Company or its officers and directors currently owns any interest in ROSW.
     The purchase of the Membership Interest by the Company was approved by a special committee of disinterested directors, who were appointed and authorized by the Nominating and Corporate Governance Committee of the Company’s Board of Directors to review and approve the terms of the acquisition.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and could materially affect the Company’s actual results, performance or achievements.
     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet and the resulting retailing practices and space needs of its tenants;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may not realize the intended benefits of acquisition or merger transactions. The acquired assets may not perform as well as the Company anticipated, or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid and limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible, or if it is unable to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages, or general economic downturn resulting in increased debt service expense and construction costs and decreases in revenue;

•	The Company’s financial condition may be affected by required debt service payments, the risk of default and restrictions on its ability to incur additional debt or enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust, which is referred to as a REIT, and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company borrows funds to make distributions, those borrowings may not be available on favorable terms;

•	Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT;

•	The Company may not realize anticipated returns from its real estate assets outside the United States. The Company expects to continue to pursue international opportunities that may subject the Company to different or greater risks than those associated with its domestic operations. The

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
Executive Summary
     The Company is a self-administered and self-managed REIT, in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers. As of June 30, 2008, the Company’s portfolio consisted of 708 shopping centers and seven business centers (including 318 properties owned through unconsolidated joint ventures and 40 properties owned through consolidated joint ventures). These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At June 30, 2008, the Company owned and/or managed approximately 115 million total square feet of Gross Leasable Area (“GLA”), which includes all of the aforementioned properties and 12 properties owned by third parties. The Company also has assets under development in Canada and Russia. The Company believes that its portfolio of shopping center properties is one of the largest (measured by the amount of total GLA) currently held by any publicly-

traded REIT. At June 30, 2008, the aggregate occupancy of the Company’s shopping center portfolio was 94.2%, as compared to 94.9% at June 30, 2007. The Company owned 708 shopping centers at June 30, 2007. The average annualized base rent per occupied square foot was $12.47 at June 30, 2008, as compared to $12.03 at June 30, 2007. The Company also owns seven office and industrial properties.
     Net income applicable to common shareholders for the three-month period ended June 30, 2008, was $29.4 million, or $0.25 per share (diluted and basic), compared to $111.4 million, or $0.89 per share (diluted) and $0.90 per share (basic), for the prior-year period. Net income applicable to common shareholders for the six-month period ended June 30, 2008, was $62.2 million, or $0.52 per share (diluted and basic), compared to $160.2 million, or $1.33 per share (diluted) and $1.34 per share (basic), for the prior-year period. Funds From Operations (“FFO”) applicable to common shareholders for the three-month period ended June 30, 2008, was $99.1 million compared to $159.3 million for the three-month period ended June 30, 2007, a decrease of 37.8%. FFO applicable to common shareholders for the six-month period ended June 30, 2008, was $198.7 million compared to $265.4 million for the six-month period ended June 30, 2007, a decrease of 25.1%. The decrease in net income and FFO applicable to common shareholders for the six-month period ended June 30, 2008, of approximately $98.0 million and $66.7 million, respectively, is primarily related to the release of certain tax reserves in the first quarter of 2007, a reduction in the amount of transactional income, promoted income from joint venture interests, gains on sale of real estate earned in 2007 and the transfer of 62 assets to unconsolidated joint venture interests and the sale of 67 assets to third parties in 2007.
Second quarter 2008 operating results
     The results for the three-month period ended June 30, 2008, reflect only a small amount of transactional income. Net income of $39.9 million is primarily derived from recurring operating income from the Company’s core portfolio. Further, the Company’s operating metrics continue to be in line with its expectations.
     Significant asset sales closed late in the second quarter of 2007 and, as such, a year-over-year comparison is difficult. The Company sold approximately $1.3 billion of assets into joint venture investments during this time period. The revenues and expenses in 2007 associated with these assets, with the exception of depreciation on the Inland Retail Real Estate Trust, Inc. (“IRRETI”) assets sold, are reflected in the 2007 results and are not reclassified to discontinued operations due to the Company’s continuing involvement with these assets. There was also a significant number of asset sales that occurred in late June 2007, that are reflected in discontinued operations.
Operating strategy in the current environment
     The Company’s balance sheet remains a top priority. The Company continues to proactively pursue new financing opportunities to ensure a well-situated balance sheet position through the remainder of 2008 and looking forward to 2009. As a result of these dedicated efforts, the Company is comfortable with its ability to meet future debt maturities and development funding needs. By monitoring these needs and raising capital proactively, the Company’s current balance sheet and outlook for 2009 are in a good position at the date of this filing, despite the ongoing disruption in the credit markets.

     Furthermore, the Company is actively marketing dark and vacant space from recent bankruptcies and store closings. In the past, the Company has demonstrated the stability of its assets and its ability to create value through re-leasing, and management believes the Company will continue to do so. Additionally, the Company is committing less capital to early stage domestic developments. While the Company is presented with many new and attractive investment opportunities, it has adjusted its underwriting assumptions to ensure that any new capital investments will meet more stringent return requirements that address potential risks appropriately.
     The operating environment for retail faces near-term challenges, which the Company believes are not the same for all landlords. The pressure on the consumer’s disposable income, particularly from the precipitous increase in energy costs, has resulted in a pronounced trend of “trading down” by the consumer from full-priced retailers to value and off-priced retailers. Recent sales reports by retailers have demonstrated a significant shift in market share from those retailers that typically populate the nation’s regional malls to those value retailers that typically populate the Company’s portfolio. The Company believes this shift in market share may not be evident in recent earnings of the various landlords as there is often a significant time lag before retail distress impacts landlords. However, the Company believes that current distress among many of the full-priced specialty stores will be reflected in their earnings over the next 18 months. The Company will not be immune from the distress in the economy, but it believes that its focus on value retail will allow it to be less impacted than many other landlords. Further, the Company’s international development initiative is expected to enable it to achieve above-average returns on capital in markets that the Company believes are not equally susceptible to the economic problems in the current domestic economy.
     Nevertheless, the Company, like other real estate companies, will be forced to operate in an environment of radically reduced availability of traditional funding for real estate by commercial banks, investment banks, and traditional investors in corporate bonds and commercial mortgage backed securities. Similarly, the Company’s business strategy assumes that it will not be an issuer of public common equity at any time in the foreseeable future. The Company has been, and remains, mindful of these challenges and has adopted significant changes to its investment and capital markets strategy to navigate successfully through this period of constrained credit.
Results of Operations
Revenues from Operations (in thousands)

	Three-Month Periods Ended
	June 30,
	2008	2007	$ Change	% Change
Base and percentage rental revenues	$160,552	$176,308	$(15,756)	(8.9)%
Recoveries from tenants	48,498	55,832	(7,334)	(13.1)
Ancillary and other property income	6,328	4,250	2,078	48.9
Management fees, development fees and other fee income	15,637	11,996	3,641	30.4
Other	1,691	3,717	(2,026)	(54.5)

Total revenues	$232,706	$252,103	$(19,397)	(7.7)%

	Six-Month Periods Ended
	June 30,
	2008	2007	$ Change	% Change
Base and percentage rental revenues	$323,953	$327,886	$(3,933)	(1.2)%
Recoveries from tenants	102,036	101,499	537	0.5
Ancillary and other property income	10,982	8,940	2,042	22.8
Management fees, development fees and other fee income	31,924	21,078	10,846	51.5
Other	5,178	11,426	(6,248)	(54.7)

Total revenues	$474,073	$470,829	$3,244	0.7%

     Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the core portfolio properties (shopping center properties owned as of January 1, 2007, and since March 1, 2007, with regard to IRRETI assets, excluding properties under development/redevelopment and those classified as discontinued operations) (“Core Portfolio Properties”) increased approximately $4.1 million, or 1.5%, for the six-month period ended June 30, 2008, as compared to the same period in 2007. The decrease in base and percentage rental revenues is due to the following (in millions):

Increase
(Decrease)
Core Portfolio Properties	$4.1
IRRETI merger and acquisition of real estate assets	18.4
Development/redevelopment of shopping center properties	2.6
Disposition of shopping center properties in 2007	(28.4)
Business center properties	0.7
Straight-line rents	(1.3)

$(3.9)

     At June 30, 2008, the aggregate occupancy rate of the Company’s shopping center portfolio was 94.2%, as compared to 94.9% at June 30, 2007. The Company owned 708 shopping centers at June 30, 2008 and 2007. The average annualized base rent per occupied square foot was $12.47 at June 30, 2008, as compared to $12.03 at June 30, 2007.
     At June 30, 2008, the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 93.2%, as compared to 93.6% at June 30, 2007. The Company had 350 wholly-owned shopping centers at June 30, 2008, as compared to 354 shopping centers at June 30, 2007. The average annualized base rent per occupied square foot for wholly-owned shopping centers was $11.63 at June 30, 2008, as compared to $11.33 at June 30, 2007.
     At June 30, 2008, the aggregate occupancy rate of the Company’s joint venture shopping centers was 95.0%, as compared to 96.2% at June 30, 2007. The Company’s joint ventures owned 358 shopping centers including 40 consolidated centers primarily owned through the Mervyns Joint Venture at June 30, 2008, as compared to 354 shopping centers including 39 consolidated centers primarily owned through the Mervyns Joint Venture at June 30, 2007. The average annualized base rent per occupied square foot was $13.20 at June 30, 2008, as compared to $12.65 at June 30, 2007. The increase is a result of the tenant mix of shopping center assets in the joint ventures at June 30, 2008, as compared to June 30, 2007.
     At June 30, 2008, the aggregate occupancy rate of the Company’s business centers was 71.2%, as compared to 62.0% at June 30, 2007. The increase in occupancy is primarily due to a large vacancy filled at a business center in Boston, Massachusetts. The business centers consist of seven assets in five states at June 30, 2008 and 2007.
     Recoveries from tenants increased $0.5 million for the six-month period ended June 30, 2008, as compared to the same period in 2007. This increase is primarily due to an increase in operating expenses and real estate taxes that aggregated $9.6 million due to the merger with IRRETI in February 2007 and the Company’s Core Portfolio Properties. Recoveries were approximately 80.0% and 86.1% of operating expenses and real estate taxes for the six-month periods ended June 30, 2008 and 2007, respectively.
     The increase in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)
IRRETI merger and acquisition of real estate assets	$5.1
Development/redevelopment of shopping center properties in 2007	1.8
Transfer of assets to unconsolidated joint ventures in 2007	(9.2)
Increase in operating expenses at the remaining shopping center and business center properties	2.8

$0.5

     Ancillary and other property income is a result of pursuing additional revenue opportunities in the Core Portfolio Properties. The Company believes its ancillary income program will continue to be an industry leader among shopping center developers. Continued growth is anticipated in the area of ancillary or non-traditional revenue as new revenue opportunities are identified and as currently established revenue opportunities grow throughout the Company’s core, acquired and development portfolios. The increase in ancillary and other property income is offset by the conversion of operating arrangements at one of the Company’s shopping centers into a long-term lease agreement. This conversion resulted in a decrease in ancillary and other property income of $2.8 million and a corresponding increase in base rent. Ancillary revenue opportunities have in the past included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs, sponsorship programs and various other programs.
     The increase in management, development and other fee income for the six-month period ended June 30, 2008, is primarily due to the following (in millions):

Increase
(Decrease)
Newly formed unconsolidated joint venture interests	$6.7
Development fee income	(0.2)
Other income	2.5
Sale of several of the Company’s unconsolidated joint venture properties	(0.5)
Leasing commissions	2.4
Decrease in management fee income at various unconsolidated joint ventures	(0.1)

$10.8

     Management fee income is expected to continue to increase as unconsolidated joint ventures acquire additional properties and as assets under development become operational. Development fee income was primarily earned through the redevelopment of joint venture assets that are owned through the Company’s investments with the Coventry II Fund. The Company expects to continue to pursue additional development of unconsolidated joint ventures as opportunities present themselves.
     Other income for the three- and six-month periods ended June 30, 2008 and 2007, was composed of the following (in millions):

	Three-Month		Six-Month
	Periods Ended		Periods Ended
	June 30,		June 30,
	2008	2007	2008	2007
Acquisition and financing fees (1)	$—	$1.4	$—	$7.7
Lease termination fees	1.4	2.2	4.7	3.5
Other	0.3	0.1	0.5	0.3

	$1.7	$3.7	$5.2	$11.5

(1)	Includes acquisition fees of $6.3 million earned from the formation of the joint venture with TIAA-CREF in February 2007, excluding the Company’s retained ownership interest. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets. Financing fees were earned in connection with the formation and refinancing of unconsolidated joint ventures, excluding the Company’s retained ownership interest. The Company’s fees are earned in conjunction with the closing and amount of the financing transaction by the joint venture.
Expenses from Operations (in thousands)

	Three-Month Periods Ended
	June 30,
	2008	2007	$ Change	% Change
Operating and maintenance	$34,985	$34,658	$327	0.9%
Real estate taxes	28,138	30,233	(2,095)	(6.9)
General and administrative	21,333	19,161	2,172	11.3
Depreciation and amortization	59,809	54,313	5,496	10.1

	$144,265	$138,365	$5,900	4.3%

	Six-Month Periods Ended
	June 30,
	2008	2007	$ Change	% Change
Operating and maintenance	$71,738	$61,884	$9,854	15.9%
Real estate taxes	55,740	55,986	(246)	(0.4)
General and administrative	42,047	40,678	1,369	3.4
Depreciation and amortization	116,769	106,350	10,419	9.8

	$286,294	$264,898	$21,396	8.1%

     Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 1.4% and 0.7% of total revenues for the six-month periods ended June 30, 2008 and 2007, respectively (see Economic Conditions).
     The increase in rental operation expenses, excluding general and administrative, for the six-month period ended June 30, 2008, compared to 2007, is due to the following (in millions):

	Operating	Real	Depreciation
	and	Estate	and
	Maintenance	Taxes	Amortization
Core Portfolio Properties	$6.9	$0.3	$3.1
IRRETI merger and acquisition of real estate assets	2.3	3.4	8.3
Development/redevelopment of shopping center properties	2.0	0.8	(0.1)
Transfer of assets to unconsolidated joint ventures in 2007	(5.3)	(4.8)	(2.5)
Business center properties	0.7	0.1	1.0
Provision for bad debt expense	3.3	—	—
Personal property	—	—	0.6

	$9.9	$(0.2)	$10.4

     General and administrative expenses for the six-month period ended June 30, 2008, includes increased expenses primarily due to the merger with IRRETI and additional stock-based compensation expense. Total general and administrative expenses were approximately 4.4% and 4.8%, respectively, of total revenues, including total revenues of unconsolidated joint ventures, for the six-month periods ended June 30, 2008 and 2007, respectively. General and administrative expenses for the six-month period include additional compensation expense of $4.1 million that was recorded by the Company in 2007 in connection with the Company’s former president’s departure as an executive officer.
     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space. In addition, the Company capitalized certain direct and incremental construction and software development and implementation costs consisting of direct wages and benefits, travel expenses and office overhead costs of $7.9 million and $6.5 million for the six-month periods ending June 30, 2008 and 2007, respectively.

Other Income and Expenses (in thousands)

	Three-Month Periods Ended
	June 30,
	2008	2007	$ Change	% Change
Interest income	$552	$2,500	$(1,948)	(77.9)%
Interest expense	(61,174)	(73,554)	12,380	(16.8)
Other income (expense), net	98	(225)	323	(143.6)

	$(60,524)	$(71,279)	$10,755	(15.1)%

	Six-Month Periods Ended
	June 30,
	2008	2007	$ Change	% Change
Interest income	$1,135	$6,182	$(5,047)	(81.6)%
Interest expense	(123,249)	(133,947)	10,698	(8.0)
Other expense, net	(400)	(450)	50	(11.1)

	$(122,514)	$(128,215)	$5,701	(4.4)%

     Interest income for the six-month period ended June 30, 2008, decreased primarily due to excess cash held by the Company immediately following the closing of the IRRETI merger in February 2007.
     Interest expense decreased primarily due to the sale of approximately $1.3 billion of assets in the second quarter of 2007 offset by increased interest expense due to the IRRETI merger and associated borrowings combined with other development assets becoming operational. This interest expense was significantly offset by a decrease in short-term interest rates. The weighted average debt outstanding and related weighted average interest rates are as follows:

	Six-Month
	Periods
	Ended June 30,
	2008	2007
Weighted average debt outstanding (billions)	$5.8	$5.7
Weighted average interest rate	4.8%	5.3%

	At June 30,
	2008	2007
Weighted average interest rate	4.7%	5.2%
     The reduction in weighted average interest rates is primarily related to the recent decline in short-term interest rates. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests were $9.3 million and $18.4 million for the three- and six-month periods ended June 30, 2008, respectively, as compared to $5.9 million and $11.6 million for the same periods in the prior year.
     Other income/expense primarily relates to a gain of $0.2 million from the repurchase of $3.425 million of the Company’s Senior Notes offset by abandoned acquisition and development project costs.

Other (in thousands)

	Three-Month Periods Ended
	June 30,
	2008	2007	$ Change	% Change
Equity in net income of joint ventures	$12,555	$21,602	$(9,047)	(41.9)%
Minority equity interests	(2,025)	(7,876)	5,851	(74.3)
Tax (expense) benefit of taxable REIT subsidiaries and franchise taxes	(307)	711	(1,018)	(143.2)

	Six-Month Periods Ended
	June 30,
	2008	2007	$ Change	% Change
Equity in net income of joint ventures	$19,943	$27,883	$(7,940)	(28.5)%
Minority equity interests	(4,396)	(13,715)	9,319	(67.9)
Tax (expense) benefit of taxable REIT subsidiaries and franchise taxes	(1,353)	15,771	(17,124)	(108.6)
     The decrease in equity in net income of joint ventures is primarily due to the promoted income of $14.3 million earned during the six-month period ended June 30, 2007, related to the sale of certain joint venture assets, offset by increased income at the joint ventures. A summary of the decrease in equity in net income of joint ventures for the six-month period ended June 30, 2008, is composed of the following (in millions):

Increase
(Decrease)
Acquisition of assets by unconsolidated joint ventures	$2.8
Decrease in gains from sale transactions as compared to 2007	(14.3)
Acquisitions and increased operating results of a joint venture in Brazil	4.1
Various other decreases	(0.5)

$(7.9)

     In addition to the sale of the DDR Markaz LLC Joint Venture assets in June 2007, the Company’s unconsolidated joint ventures sold the following assets during 2007:
     2007 Sales
     One 25.5% effectively-owned shopping center
     Six sites formerly occupied by Service Merchandise

     Minority equity interest expense decreased for the six-month period ended June 30, 2008, primarily due to the following (in millions):

(Increase)
Decrease
Preferred operating partnership units (1)	$9.7
Mervyns Joint Venture (owned approximately 50% by the Company)	(0.3)
Conversion of 0.5 million of operating partnership minority interests (“OP Units”) to common shares	0.3
Net increase in net income from consolidated joint venture investments	(0.4)

$9.3

(1)	Preferred operating partnership units were issued in February 2007 as part of the financing of the IRRETI merger. These units were repaid in June 2007.
     The aggregate income tax benefit of $15.8 million for the six-month period ended June 30, 2007, is primarily due to the Company recognizing an income tax benefit of approximately $15.4 million in the first quarter of 2007 resulting from the reversal of a previously established valuation allowance against certain deferred tax assets. The reserves were related to deferred tax assets established in prior years, at which time it was determined that it was more likely than not that the deferred tax asset would not be realized and, therefore, a valuation allowance was required. Several factors were considered in the first quarter of 2007 that contributed to the reversals of the valuation allowance. The most significant factor was the sale of merchant building assets by the Company’s taxable REIT subsidiary in the second quarter of 2007 and similar projected taxable gains for future periods. Other factors include the merger of various taxable REIT subsidiaries and the anticipated profit levels of the Company’s taxable REIT subsidiaries, which will facilitate the realization of the deferred tax assets. Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimate is necessary. Based upon these factors, management determined that it was more likely than not that the deferred tax assets would be realized in the future and, accordingly, the valuation allowance recorded against those deferred tax assets was no longer required.
Discontinued Operations (in thousands)

	Three-Month Periods Ended
	June 30,
	2008	2007	$ Change	% Change
(Loss) income from discontinued operations	$(199)	$5,714	$(5,913)	(103.5)%
Gain on disposition of real estate, net of tax	1,078	10,815	(9,737)	(90.0)

	Six-Month Periods Ended
	June 30,
	2008	2007	$ Change	% Change
(Loss) income from discontinued operations	$(269)	$8,662	$(8,931)	(103.1)%
Gain on disposition of real estate, net of tax	886	13,634	(12,748)	(93.5)
     Included in discontinued operations for the three- and six-month periods ended June 30, 2008 and 2007, are four properties sold in 2008 (including one property classified as held for sale at December 31, 2007), aggregating 0.3 million square feet, and 67 shopping centers sold in 2007 (including one property held for sale at December 31, 2006 and 22 properties acquired through the IRRETI merger in 2007), aggregating 6.3 million square feet.

Gain on Disposition of Real Estate (in thousands)

	Three-Month Periods Ended
	June 30,
	2008	2007	$ Change	% Change
Gain on disposition of real estate, net of tax	$908	$54,012	$(53,104)	(98.3)%

	Six-Month Periods Ended
	June 30,
	2008	2007	$ Change	% Change
Gain on disposition of real estate, net of tax	$3,275	$60,022	$(56,747)	(94.5)%
     The Company recorded net gains on disposition of real estate and real estate investments for the three- and six-month periods ended June 30, 2008 and 2007, as follows (in millions):

	Three-Month		Six-Month
	Periods Ended		Periods Ended
	June 30,		June 30,
	2008	2007	2008	2007
Transfer of assets to DDR Domestic Retail Fund I (1) (2)	$—	$2.0	$—	$2.0
Transfer of assets to TRT DDR Venture I (1) (3)	—	50.2	—	50.2
Land sales (4)	0.6	2.6	2.7	8.0
Previously deferred gains and other gains and loss on dispositions (5)	0.3	(0.8)	0.6	(0.2)

	$0.9	$54.0	$3.3	$60.0

(1)	This disposition is not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	The Company transferred two wholly-owned assets. The Company did not record a gain on the contribution of 54 assets, as these assets were recently acquired through the merger with IRRETI.

(3)	The Company transferred three recently developed assets.

(4)	These dispositions did not meet the criteria for discontinued operations as the land did not have any significant operations prior to disposition.

(5)	These gains and losses are primarily attributable to the subsequent leasing of units related to master lease and other obligations originally established on disposed properties, which are no longer required.
Net Income (in thousands)

	Three-Month Periods Ended
	June 30,
	2008	2007	$ Change	% Change
Net income	$39,927	$127,437	$(87,510)	(68.7)%

	Six-Month Periods Ended
	June 30,
	2008	2007	$ Change	% Change
Net income	$83,351	$189,973	$(106,622)	(56.1)%

     Net income decreased primarily due to the release of certain tax reserves in the first quarter of 2007, a reduction in the amount of transactional income (gains on disposition of real estate of approximately $69.5 million and promoted income from joint venture interests of approximately $14.3 million) earned during the same period in 2007 and the transfer of 62 assets to unconsolidated joint venture interests and the sale of 67 assets to third parties in 2007. A summary of changes in net income in 2008 as compared to 2007 is as follows (in millions):

	Three-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,
Decrease in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes) (1)	$(17.7)	$(6.5)
Increase in general and administrative expenses	(2.2)	(1.4)
Increase in depreciation expense	(5.5)	(10.4)
Decrease in interest income	(1.9)	(5.0)
Decrease in interest expense	12.4	10.7
Change in other expense	0.3	—
Decrease in equity in net income of joint ventures (2)	(9.0)	(7.9)
Decrease in minority equity interest expense	5.8	9.3
Change in income tax benefit/expense	(1.0)	(17.1)
Decrease in income from discontinued operations	(5.9)	(8.9)
Decrease in gain on disposition of real estate of discontinued operations properties	(9.7)	(12.7)
Decrease in gain on disposition of real estate	(53.1)	(56.7)

Decrease in net income	$(87.5)	$(106.6)

(1)	Decrease primarily related to assets sold to joint ventures in 2007.

(2)	Decrease primarily due to a reduction of promoted income associated with 2007 joint venture asset sales.
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
     This measure of performance is used by the Company for several business purposes and by other REITs. The Company uses FFO (i) to determine incentives for executive based on the Company’s performance, (ii) as a measure of a real estate asset’s performance, (iii) to shape acquisition, disposition and capital investment strategies and (iv) to compare the Company’s performance to that of other publicly traded shopping center REITs.
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
     For the three-month period ended June 30, 2008, FFO applicable to common shareholders was $99.1 million, as compared to $159.3 million for the same period in 2007. For the six-month period ended June 30, 2008, FFO applicable to common shareholders was $198.7 million, as compared to $265.4 million for the same period in 2007. The decrease in FFO, for the six-month period ended June 30, 2008, is primarily related to the release of certain tax reserves in the first quarter of 2007, a reduction in the amount of transactional income and the transfer of 62 assets to unconsolidated joint venture interests and the sale of 67 assets to third parties in 2007. The Company’s calculation of FFO is as follows (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income applicable to common shareholders (1)	$29,360	$111,429	$62,217	$160,173
Depreciation and amortization of real estate investments	57,279	54,136	111,641	106,584
Equity in net income of joint ventures	(12,555)	(21,602)	(19,943)	(27,883)
Joint ventures’ FFO (2)	25,908	31,313	45,088	44,872
Minority equity interests (OP Units)	290	569	884	1,138
Gain on disposition of depreciable real estate (3)	(1,133)	(16,587)	(1,151)	(19,443)

FFO applicable to common shareholders	99,149	159,258	198,736	265,441
Preferred dividends	10,567	16,008	21,134	29,800

Total FFO	$109,716	$175,266	$219,870	$295,241

(1)	Includes straight-line rental revenues of approximately $2.1 million and $3.4 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $4.9 million and $6.5 million for the six-month periods ended June 30, 2008 and 2007, respectively.

(2)	Joint venture’s FFO is summarized as follows (in thousands):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income (a)	$72,349	$112,635	$98,376	$130,532
Loss (gain) on disposition of real estate, net (b)	11	(91,441)	13	(91,441)
Depreciation and amortization of real estate investments	59,845	49,215	116,449	79,837

	$132,205	$70,409	$214,838	$118,928

DDR ownership interest (c)	$25,908	$31,313	$45,088	$44,872

(a)	Includes straight-line rental revenue of approximately $1.8 million and $2.1 million for the three-month periods ended June 30, 2008 and 2007, respectively, of which the Company’s proportionate share was $0.3 million in both periods. For the six-month periods ended June 30, 2008 and 2007, includes straight-line rental revenue of approximately $4.1 million and $3.7 million, respectively, of which the Company’s proportionate share was $0.5 million in both periods.

(b)	The gain or loss on disposition of recently developed shopping centers, generally owned by the Company’s taxable REIT subsidiaries, is included in FFO, as the Company considers these properties part of the merchant building program. These properties were either developed through the Retail Value Investment Program with Prudential Real Estate Investors, or were assets sold in conjunction with the formation of the joint venture that holds the designation rights for the Service Merchandise properties.

(c)	The Company’s share of joint venture net income has been reduced by $0.2 million and $0.1 million for the three-month periods ended June 30, 2008 and 2007, respectively, related to basis differences in depreciation and adjustments to gain on sales. The Company’s share of joint venture net income has been reduced by $0.3 million and $0.4 million for the six-month periods ended June 30, 2008 and 2007, respectively, related to basis differences in depreciation and adjustments to gain on sales.

At June 30, 2008 and 2007, the Company owned unconsolidated joint venture interests relating to 274 and 269 operating shopping center properties, respectively. In addition, at June 30, 2008 and 2007, the Company owned 44 and 46 shopping center sites, respectively, formerly owned by Service

Merchandise through its 20% owned joint venture. The Company also owned an approximate 25% interest in the Prudential Retail Value Fund and a 50% joint venture equity interest in two real estate management/development companies.

(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the consolidated statement of operations includes residual land sales, which management considers to be the disposition of non-depreciable real property and the sale of newly developed shopping centers. These dispositions are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. For the three-month periods ended June 30, 2008 and 2007, net gains resulting from residual land sales aggregated $0.6 million and $2.6 million, respectively. For the six-month periods ended June 30, 2008 and 2007, net gains resulting from residual land sales aggregated $2.7 million and $8.0 million, respectively. For the three-month periods ended June 30, 2008 and 2007, merchant building gains, net of tax, aggregated $0.2 million and $45.7 million, respectively. For the six-month periods ended June 30, 2008 and 2007, merchant building gains, net of tax, aggregated $0.3 million and $46.2 million, respectively.
Liquidity and Capital Resources
     The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.25 billion, an accordion feature for a future expansion to $1.4 billion and a maturity date of June 2010, with a one-year extension option. The Company also maintains a $75 million unsecured revolving credit facility, amended in December 2007, with National City Bank (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option. The Revolving Credit Facilities require the Company to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Revolving Credit Facilities are used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. The Company was in compliance with these covenants at June 30, 2008. The Company continues to maintain a substantial unencumbered asset pool that it believes can be used for additional secured and unsecured borrowings.
     At June 30, 2008, the following information summarizes the availability of the Revolving Credit Facilities (in billions):

Revolving Credit Facilities	$1.325
Less:
Amount outstanding	(0.878)
Letters of credit	(0.006)

Amount Available	$0.441

     As of June 30, 2008, the Company had cash of $47.8 million. As of June 30, 2008, the Company also had 293 unencumbered consolidated operating properties generating $240.1 million, or 51.1% of the total revenue of the Company for the six-month period ended June 30, 2008, thereby providing a potential collateral base for future borrowings, subject to consideration of the financial covenants on unsecured borrowings. In addition, one of the Company’s consolidated joint ventures is the beneficiary of a five year, $25.0 million letter of credit relating to one of the joint venture’s major tenants. Subject to certain terms and conditions, the joint venture may draw on this letter of credit upon the occurrence of certain events including the bankruptcy of this major tenant.
     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements. The Company anticipates that cash on hand, borrowings available under its existing revolving credit facilities and other debt and equity alternatives, joint venture capital and asset dispositions, will provide the necessary capital to achieve continued growth and the repayment of principal balances of the Company’s debt upon its maturity. The proceeds from the sale of assets classified as discontinued operations and other asset dispositions will also be utilized to acquire and develop assets. The Company anticipates being a net seller of assets in 2008 by divesting certain recently developed assets, land parcels and non-core assets. These asset sales are expected to provide the capital necessary to fund the growing number of investment and development opportunities. The Company believes that its acquisitions and developments completed in 2007, new leasing, expansion and re-tenanting of the Core Portfolio Properties will continue to add to the Company’s operating cash flow on an aggregate basis as compared to previous years.
     The Company continues to evaluate its maturing debt, and based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. Moreover, the Company is looking beyond 2008 to ensure the Company is prepared if the current credit market dislocation continues (see Contractual Obligations and Other Commitments).
     During the first six months of 2008, the Company completed an aggregate collateralized financing of $350 million, with a fixed interest coupon rate of 5% and a five-year maturity. In February 2008, the Company’s 50% joint venture with Sonae Sierra, which owns and develops retail real estate in Brazil, closed on a R$50 million reais revolving credit facility. Other loan closings included a $71 million construction loan on a development property in Homestead, Florida in March 2008 and a three-year, $40 million construction loan relating to the expansion of the Company’s corporate headquarters in Beachwood, Ohio in April 2008. Also, the Company refinanced $72.1 million of mortgage debt at one of its unconsolidated joint ventures with the existing lender at LIBOR plus 1.25% with a two-year maturity and a one-year extension option in March 2008. In the second quarter, refinancings aggregating $112 million occurred at four of the Company’s unconsolidated joint ventures, with terms ranging from LIBOR plus 1.50% to LIBOR plus 2.50%.
     The Company and its partners continue to assess their 2008 maturities. As of June 30, 2008, the Company had $115.9 million of consolidated debt and the Company’s joint ventures have $492.2 million of unconsolidated joint venture debt maturing in 2008. In 2008, debt maturities are anticipated to be repaid through several sources as described below.
     The Company has $38.6 million in mortgage loans that are expected to be repaid with proceeds from the Company’s revolving credit facilities and $45.9 million in mortgage loans that are expected to be extended pursuant to existing options. Also, construction loans of $31.4 million are anticipated to be extended. The Company will continue to seek opportunities to obtain construction financing at commercially reasonable pricing to fund development activity. The Company anticipates all 2008 maturities related to unconsolidated joint venture mortgages will be refinanced or extended. In August 2008, $340.5 million of joint venture debt was refinanced. The refinancing resulted in total loan proceeds of $370.5 million with interest at 6.4% in relation to $268.0 million of debt and interest at LIBOR plus 2.4% in relation to $102.5 million of debt.
     The Company’s 2009 debt maturities consist of: $275 million of consolidated unsecured notes maturing in January; $123.0 million of consolidated mortgage debt and $450.5 million of unconsolidated joint venture mortgage debt. Of the 2009 maturing unconsolidated joint venture mortgage debt, the joint venture has the option to extend approximately $237.6 million at existing terms. The Company continues discussions with a variety of banks and lenders about opportunities to refinance these maturities and intends to negotiate at the most competitive terms possible.
     These obligations generally have monthly payments of principal and/or interest over the term of the obligation. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as currently anticipated.
     The decrease in cash flow from operations primarily relates to the sale of $2.0 billion of assets in 2007. Changes in cash flow from investing and financing activities in 2008, as compared to 2007, are primarily due to a reduction in both the acquisition and sale of assets combined with the related financing activities associated with the transactions. During the six-month period ended June 30, 2007, the Company completed a $3.1 billion merger with IRRETI, which closed in February 2007, and sold 59 assets to joint ventures and 58 assets to third parties.
     The Company’s cash flow activities are summarized as follows (in thousands):

	Six-Month Periods
	Ended June 30,
	2008	2007
Cash flow provided by operating activities	$212,864	$221,219
Cash flow used for investing activities	(245,105)	(924,829)
Cash flow provided by financing activities	28,394	721,251
     During 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. Through December 31, 2007, the Company had repurchased under this program 5.6 million of its common shares in open market transactions at an aggregate cost of approximately $261.9 million. From January 1, 2008 through August 6, 2008, the Company has not repurchased any of its common shares.

     In January 2008, the Company announced its intent to increase its 2008 quarterly dividend per common share to $0.69 from $0.66. The payout ratio is determined based on common and preferred dividends declared as compared to the Company’s FFO. The Company’s common share dividend payout ratio for the first six months of 2008 was approximately 83.8% of reported FFO, as compared to 62.6% for the same period in 2007. See “Off-Balance Sheet Arrangements” and “Contractual Obligations and Other Commitments” sections for discussion of additional disclosure of capital resources.
Acquisitions, Developments, Redevelopments and Expansions
     During the six-month period ended June 30, 2008, the Company and its unconsolidated joint ventures expended an aggregate of approximately $434.0 million ($231.0 million by the Company and $203.0 million by its unconsolidated joint ventures), net, to acquire, develop, expand, improve and re-tenant various properties. The Company’s acquisition, development, redevelopment and expansion activity is summarized below.
Acquisitions
     In January 2008, through a 50% consolidated joint venture interest with Holborn Brampton Limited Partnership, the Company acquired 43 acres of land in Brampton, Ontario, Canada, for approximately $32.6 million to develop a retail shopping center.
Macquarie DDR Trust
     In February 2008, the Company began purchasing units of Macquarie DDR Trust (ASX: MDT) (“MDT”), an Australian Real Estate Investment Trust which is managed by an affiliate of Macquarie Group Limited (ASX: MQG) an international investment bank, advisor and manager of specialized real estate funds, and the Company. MDT is DDR’s joint venture partner in the DDR Macquarie Fund LLC Joint Venture (the “Fund”). Through the combination of its purchase of the units in MDT and its direct and indirect ownership of the Fund, DDR is entitled to an approximate 20.3% economic interest in the Fund at June 30, 2008, (6.4% and 4.8% on a weighted-average basis for the three- and six-month periods ended June 30, 2008). Through June 30, 2008, as described in filings with the Australian Securities Exchange (“ASX Limited”), the Company has purchased 62.9 million units of MDT in open market transactions at an aggregate cost of approximately $29.3 million. Through August 6, 2008, as filed with the ASX Limited, the Company has purchased 92.3 million MDT units in open market transactions at an aggregate cost of approximately $37.5 million. As the Company does not have the ability to exercise significant influence over operating and financial policies, the Company accounts for both its interest in MDT and the Fund using the equity method of accounting.

Development (Wholly-Owned and Consolidated Joint Ventures)
     The Company currently has the following wholly-owned and consolidated joint venture shopping center projects under construction:

		Expected
	Owned	Net Cost
Location	GLA	($ Millions)	Description
Ukiah (Mendocino), California *	227,500	$66.2	Mixed Use
Guilford, Connecticut	146,396	47.6	Lifestyle Center
Miami (Homestead), Florida	275,839	74.9	Community Center
Miami, Florida	400,685	142.6	Mixed Use
Boise (Nampa), Idaho	450,855	123.1	Community Center
Boston (Norwood), Massachusetts	72,340	25.5	Community Center
Boston, Massachusetts (Seabrook, New Hampshire)	215,905	57.5	Community Center
Elmira (Horseheads), New York	350,987	53.0	Community Center
Raleigh (Apex), North Carolina (Promenade)	81,780	17.9	Community Center
Austin (Kyle), Texas *	443,092	77.2	Community Center

Total	2,665,379	$685.5

*	Consolidated 50% Joint Venture
     The wholly-owned and consolidated joint venture development estimated funding schedule, net of reimbursements, as of June 30, 2008, is as follows (in millions):

Funded as of June 30, 2008	$423.8
Projected net funding during 2008	48.9
Projected net funding thereafter	212.8

Total	$685.5

     In addition to these current developments described above with a projected funding of approximately $685.5 million at June 30, 2008, the Company and its unconsolidated joint ventures intend to commence construction on various other developments, including several international projects. At June 30, 2008, the Company had acquired undeveloped land for the future development of operational assets in excess of $370 million which is included in construction in progress on the Company’s condensed consolidated balance sheet. The Company has also identified several additional potential development opportunities. While there are no assurances any of these projects will be undertaken, they provide a source of potential development projects over the next several years.

Development (Unconsolidated Joint Ventures)
     The Company’s unconsolidated joint ventures have the following shopping center projects under construction. At June 30, 2008, $349.2 million of costs had been incurred in relation to these development projects.

		DDR’s
	Joint	Effective		Expected
	Venture	Ownership	Owned	Net Cost
Location	Partner	Percentage	GLA	($ Millions)	Description
Kansas City (Merriam), Kansas	Coventry II	20.0%	202,116	$46.8	Community Center
Detroit (Bloomfield Hills), Michigan	Coventry II	10.0%	882,197	192.5	Lifestyle Center
Dallas (Allen), Texas	Coventry II	10.0%	797,665	171.2	Lifestyle Center
Manaus, Brazil	Sonae Sierra	47.4%	477,630	119.3	Enclosed Mall

Total			2,359,608	$529.8

     The unconsolidated joint venture development estimated funding schedule, net of reimbursements, as of June 30, 2008, is as follows (in millions):

			Anticipated
			Proceeds
	DDR’s	JV Partners’	from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total
Funded as of June 30, 2008	$61.2	$145.3	$142.7	$349.2
Projected net funding during 2008	15.5	35.8	120.7	172.0
Projected net funding thereafter	5.3	(15.3)	18.6	8.6

Total	$82.0	$165.8	$282.0	$529.8

Redevelopments and Expansions (Wholly-Owned and Consolidated Joint Ventures)
     The Company is currently expanding/redeveloping the following wholly-owned and consolidated joint venture shopping centers at a projected aggregate net cost of approximately $122.1 million. At June 30, 2008, approximately $79.5 million of costs had been incurred in relation to these projects.

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

Redevelopments and Expansions (Unconsolidated Joint Ventures)
     The Company’s unconsolidated joint ventures are currently expanding/redeveloping the following shopping centers at a projected net cost of $453.1 million, which includes original acquisition costs related to assets acquired for development. At June 30, 2008, approximately $396.4 million of costs had been incurred in relation to these projects. The following is a summary of these unconsolidated joint venture redevelopment and expansion projects:

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
Dispositions
     For the six-months ended June 30, 2008, the Company sold four shopping center properties, including one shopping center that was classified as held for sale at December 31, 2007, aggregating 0.3 million square feet for approximately $27.1 million and recognized an aggregate gain of $1.1 million.
Off-Balance Sheet Arrangements
     The Company has a number of off-balance sheet joint ventures and other unconsolidated entities with varying economic structures. Through these interests, the Company has investments in operating properties, development properties and two management and development companies. Such arrangements are generally with institutional investors and various developers located throughout the United States.

     The individual unconsolidated joint ventures that have total assets greater than $250 million are as follows:

	Effective		Company-Owned
	Ownership		Square Feet	Total Debt
Unconsolidated Real Estate Venture	Percentage (1)	Assets Owned	(Thousands)	(Millions)
Sonae Sierra Brazil BV Sarl	47.4%	Nine shopping centers, one shopping center under development and a management company in Brazil	3,612	$17.3
DDR Domestic Retail Fund I	20.0	63 shopping center assets in several states	8,250	968.1
DDR — SAU Retail Fund LLC	20.0	29 shopping center assets in several states	2,372	226.2
DDRTC Core Retail Fund LLC	15.0	66 shopping center assets in several states	15,744	1,772.3
DDR Macquarie Fund LLC	20.3	51 shopping center assets in several states	12,058	1,279.6

(1)	Ownership may be held through different investment structures. Percentage ownerships are subject to change as certain investments contain promoted structures.
     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $124.0 million at June 30, 2008. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans, revolving credit facilities and retained capital.
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $3.7 million at June 30, 2008, for which the Company’s joint venture partners have not funded their proportionate share. These entities are current on all debt service owed to DDR.
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
     The Company’s unconsolidated joint ventures have aggregate outstanding indebtedness to third parties of approximately $5.7 billion and $5.5 billion at June 30, 2008 and 2007, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such amount aggregating $69.1 million at June 30, 2008.

     The Company entered into a unconsolidated joint venture that own real estate assets in Brazil and has generally chosen not to mitigate any of the residual foreign currency risk through the use of hedging instruments for this entity. The Company will continue to monitor and evaluate this risk and may enter into hedging agreements at a later date.
     The Company entered into consolidated joint ventures that own real estate assets in Canada and Russia. The net assets of these subsidiaries are exposed to volatility in currency exchange rates. As such, the Company uses nonderivative financial instruments to hedge this exposure. The Company manages currency exposure related to the net assets of the Company’s Canadian and European subsidiaries primarily through foreign-currency-denominated debt agreements that the Company enters into. Gains and losses in the parent company’s net investments in its subsidiaries are economically offset by losses and gains in the parent company’s foreign-currency-denominated debt obligations.
     For the quarter ended June 30, 2007, $1.2 million of net losses related to the foreign-currency-denominated debt agreements were included in the Company’s cumulative translation adjustment. As the notional amount of the nonderivative instrument substantially matches the portion of the net investment designated as being hedged and the nonderivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.
Financing Activities
     The volatility in the debt markets during the past year has caused borrowing spreads over treasury rates to reach higher levels than previously experienced. This uncertainty re-emphasizes the need to access diverse sources of capital, maintain liquidity and stage debt maturities carefully. Most significantly, it underscores the importance of a conservative balance sheet that provides flexibility in accessing capital and enhances the Company’s ability to manage assets with limited restrictions. A conservative balance sheet should allow DDR to be opportunistic in its investment strategy and in accessing the most efficient and lowest cost financing available.
     In March 2008, the Company entered into mortgage loans with a life insurance company on six of its wholly-owned shopping center assets, four of which are located in the continental United States, two of which are located in Puerto Rico, for an aggregate of $350.0 million with a maturity date of April 2013. The loans have a fixed interest rate of 5.0% and provide for interest-only debt service payments with a balloon payment at maturity. The Company used the proceeds from the loans to repay scheduled 2008 debt maturities and the remaining balance to repay revolving credit facilities.
     In January 2008, the Company repaid unsecured senior notes of $100.0 million through borrowings on the Company’s revolving credit facilities.
     Others loan closings during the first quarter included a $71 million construction loan on the Company’s Homestead, Florida development and the refinancing of $72 million of unconsolidated joint venture debt. In addition, the Company’s 50% joint venture with Sonae Sierra, which owns and develops retail real estate in Brazil, closed on a R$50 million reais revolving credit facility in February 2008. In the second quarter, a three year, $40 million construction loan relating to the expansion of the Company’s corporate headquarters in Beachwood, Ohio was completed. In addition refinancing occurred at four of the

Company’s unconsolidated joint ventures, aggregating $112 million with terms ranging from LIBOR plus 1.50% to LIBOR plus 2.50%.
Capitalization
     At June 30, 2008, the Company’s capitalization consisted of $5.8 billion of debt, $555 million of preferred shares, and $4.2 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at June 30, 2008, of $34.71), resulting in a debt to total market capitalization ratio of 0.55 to 1.0. At June 30, 2008, the Company’s total debt consisted of $4.5 billion of fixed-rate debt and $1.3 billion of variable-rate debt, including $600 million of variable-rate debt that was effectively swapped to a fixed rate. At June 30, 2007, the Company’s total debt consisted of $4.6 billion of fixed-rate debt and $0.5 billion of variable-rate debt, including $500 million of variable-rate debt which was effectively swapped to a fixed rate.
     It is management’s strategy to have access to the capital resources necessary to expand and develop its business. Accordingly, the Company may seek to obtain funds through additional debt financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain its investment grade ratings with Moody’s Investors Service and Standard and Poor’s. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating.
     The Company’s credit facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. Although the Company intends to operate in compliance with these covenants, if the Company were to violate those covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would likely have a negative impact on the Company’s financial condition and results of operations.
Contractual Obligations and Other Commitments
     In 2008, debt maturities are anticipated to be repaid through several sources. The Company’s maturities for the remainder of 2008 consist of $115.9 million in consolidated mortgage loans that are expected to be refinanced or repaid from operating cash flow, revolving credit facilities, assets sales and/or new financings. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated (see Liquidity and Capital Resources).
     At June 30, 2008, the Company had letters of credit outstanding of approximately $81.4 million. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.
     In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $134.1 million with general contractors for its wholly-owned and consolidated joint venture properties at June 30, 2008. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans or revolving credit facilities.
     The Company entered into master lease agreements during 2004 through 2007 in connection with the transfer of properties to certain unconsolidated joint ventures, which are recorded as a liability and reduction of the related gain on sale. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing for a three-year period. At June 30, 2008, the Company’s material master lease obligations, included in accounts payable and accrued expenses, were incurred with the properties transferred to the following unconsolidated joint ventures were (in millions):

DDR Markaz II	$0.2
DDR MDT PS LLC	0.9
TRT DDR Venture I	0.7

$1.8

     The Company routinely enters into contracts for the maintenance of its properties which typically can be cancelled upon 30-60 days notice without penalty. At June 30, 2008, the Company had purchase order obligations, typically payable within one year, aggregating approximately $7.0 million related to the maintenance of its properties and general and administrative expenses.
     The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through June 30, 2008, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off-Balance Sheet Arrangements.”
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
Economic Conditions
     Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have been experiencing varying degrees of economic growth or distress. Adverse changes in general or local economic conditions could result in the inability of some tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more national tenants (Wal-Mart or Target), home improvement stores (Home Depot or Lowe’s Home Improvement) and two or more junior tenants (Bed Bath & Beyond, Kohl’s, T.J. Maxx or PetSmart), which generally offer day-to-day necessities, rather than high-priced luxury items. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic and tenant base.
     The Company monitors potential credit issues of its tenants, and analyzes the possible effects to the financial statements of the Company and its unconsolidated joint ventures. In addition to the collectibility assessment of outstanding accounts receivable, the Company evaluates the related real estate for recoverability pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), as well as any tenant related deferred charges for recoverability, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets (“Tenant Related Deferred Charges”). At June 30, 2008, the Company has approximately $15.6 million of tenant improvements, net of depreciation, recorded on the Company’s condensed consolidated financial statements for tenants in financial distress (e.g., the recent bankruptcy cases filed by Goody’s, Mervyns and Steve & Barry’s). The Company is currently evaluating the impact of the recent financial difficulties of these tenants on its recorded Tenant Related Deferred Charges and based on its current assessment and plans for these spaces should the current tenant vacate, the Company has not recorded any significant charges to earnings for the three- and six-month periods ended June 30, 2008. As additional information becomes available regarding the status of the Company’s leases with these major tenants or the Company’s future plans for these spaces change, the Company may be required to write off and/or accelerate depreciation and amortization expense associated with a significant portion of the Tenant Related Deferred Charges in future periods. The Company does not believe its exposure associated with past due accounts receivable, net of related reserves, for these tenants is significant to the financial statements as most of these tenants were current with their rental payments at the date the tenant filed for bankruptcy protection.
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
     Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection as discussed above, the Company believes that several of its major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s Home Improvement, T.J. Maxx and Bed Bath & Beyond, are financially secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in the current economic environment. Headlines describe the plight of subprime borrowers, the general troubles in the housing market and the potential for such problems to impact consumer spending. Consumers’ concerns regarding the health of the U.S. economy and its impact on disposable income have caused broad changes in shopping patterns. Consumers appear to be more price sensitive and patronize those retailers that offer the best value for non-discretionary goods. As a result, many of the Company’s core retailers are believed to be doing well and are still pursuing new store locations. Weaker retailers, some of which have locations in the Company’s portfolio, are feeling pressure and will likely continue to experience difficulty in this environment.
     Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown consistently since World War II, including during several recessions and housing slowdowns. More specifically, in the past the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced these downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant creates a great opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since the Company’s initial public offering in 1993. Also, average base rental rates have increased from $5.48 to $12.47 since 1993. Expecting that there are more store closings likely to occur this year, the Company continues to be proactive in its leasing strategy to reflect a more conservative stance. Most of the 2008 renewals were addressed earlier in the year. During the second quarter, the Company focused on maintaining occupancy by pursuing new lease commitments. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. While tenants may come and go over time, shopping centers that are well-located and actively managed are expected to perform well. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable with the position of its portfolio and the general diversity and credit quality of its tenant base.
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
New Accounting Standards Implemented
The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 — SFAS 159
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which gives entities the option to measure eligible financial assets, financial liabilities and firm commitments at fair value on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes (i.e., unrealized gains and losses) in fair value must be recorded in earnings. Additionally, SFAS No. 159 allows for a one-time election for existing positions upon adoption, with the transition adjustment recorded to beginning retained earnings. The Company adopted SFAS No. 159 on January 1, 2008, and did not elect to measure any assets, liabilities or firm commitments at fair value.
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
     For nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, the statement is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that this statement, for nonfinancial assets and liabilities, will have on its financial statements.
New Accounting Standards to Be Implemented
Business Combinations — SFAS 141(R)
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141 (R)”). The objective of this statement is to improve the relevance, representative faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. To the extent that the Company enters into new acquisitions in 2009 and beyond, acquisition costs and fees which are currently capitalized and allocated to the basis of the acquisition, this standard will require the Company to expense these costs as incurred. Because of this change in accounting for costs, the Company expects that the adoption of this standard will cause a negative impact to the Company’s results of operations as costs are incurred. The Company is currently assessing the complete impact, if any, the adoption of SFAS No. 141 (R) will have on its financial position and results of operations.
Non-Controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 — SFAS 160
     In December 2007, the FASB issued Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). A non-controlling interest, sometimes called minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations, (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions, (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value (the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investments rather than the carrying amount of that retained investment) and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and is applied on a prospective basis. Early adoption is not permitted. The Company is currently assessing the impact, if any, the adoption of SFAS No. 160 will have on the Company’s financial position and results of operations.
Disclosures about Derivative Instruments and Hedging Activities — SFAS 161
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. The enhanced disclosures primarily surround disclosing the objectives and strategies for using derivative instruments by their underlying risk as well as a tabular format of the fair values of the derivative instruments and their gains and losses. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact, if any, that the adoption of SFAS No. 161 will have on its financial statement disclosures.
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) — FSP APB 14-a
     In May 2008, the FASB issued a FASB Staff Position (“FSP”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (Including Partial Cash Settlement)

(“FSP APB 14-a”). This FSP prohibits the classification of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of FSP APB 14-a and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component should be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life. As a result, a lower net income would be reflected as interest expense would include both the current period’s amortization of the debt discount and the instrument’s coupon interest. This statement is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted. The Company is currently assessing the impact that the adoption of FSP APB 14-a will have on its financial position and results of operations.
Accounting for Transfers of Financial Assets and Repurchase Financing Transactions — FSP FAS 140-3
     In February 2008, the FASB issued a FSP “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS 140-3”). This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. The FSP includes a “rebuttable presumption” linking the two transactions unless the presumption can be overcome by meeting certain criteria. This FSP is effective for fiscal years beginning after November 15, 2008, and will apply only to original transfers made after that date; early adoption is not permitted. The Company is currently evaluating the impact, if any, the adoption of FSP FAS 140-3 will have on its financial position and results of operations.
Determination of the Useful Life of Intangible Assets  — FSP FAS 142-3
     In April 2008, the FASB issued a FSP “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, Goodwill and Other Intangible Assets. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), Business Combinations, and other US GAAP. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this FSP shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact, if any, the adoption of FSP 142-3 will have on its financial position and results of operations.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities – FSP EITF 03-6-1
     In June  2008, the FASB issued a FSP “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance in FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early adoption is not permitted. The Company is currently assessing the impact, if any, the adoption of FSP EITF 03-6-1 will have on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	June 30, 2008				December 31, 2007
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Percentage		Average	Average	Percentage
	Amount	Maturity	Interest	of	Amount	Maturity	Interest	of
	(Millions)	(Years)	Rate	Total	(Millions)	(Years)	Rate	Total
Fixed-Rate Debt (1)	$4,527.4	3.4	5.1%	77.9%	$4,533.1	3.9	5.1%	81.1%
Variable-Rate Debt (1)	$1,283.9	3.3	3.2%	22.1%	$1,057.9	4.1	5.3%	18.9%

(1)	Adjusted to reflect the $600 million of variable-rate debt that LIBOR was swapped to a fixed rate of 5.0% at June 30, 2008 and December 31, 2007.
     The Company’s unconsolidated joint ventures’ fixed-rate indebtedness, including $557.3 million of variable-rate debt that was swapped to a weighted average fixed rate of approximately 5.3% at June 30, 2008 and December 31, 2007, is summarized as follows:

	June 30, 2008				December 31, 2007
	Joint	Company’s	Weighted	Weighted	Joint	Company’s	Weighted	Weighted
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(Years)	Rate	(Millions)	(Millions)	(Years)	Rate
Fixed-Rate Debt	$4,512.2	$912.5	5.4	5.3%	$4,516.4	$860.5	5.9	5.3%
Variable-Rate Debt	$1,185.6	$211.9	1.3	3.6%	$1,035.4	$173.6	1.5	5.5%
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
     The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At June 30, 2008 and December 31, 2007, the interest rate on $600 million of the Company’s consolidated floating rate debt was swapped to fixed rates. At June 30, 2008 and December 31, 2007, the interest rate on $557.3 million of joint venture floating rate debt (of which $113.0 million and $80.8 million is the Company’s proportionate share at June 30, 2008 and December 31, 2007, respectively) was swapped to fixed rates. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.
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
     The fair value of the Company’s fixed-rate debt adjusted to: (i) include the $600 million that was swapped to a fixed rate at June 30, 2008 and December 31, 2007; (ii) include the Company’s proportionate share of the joint venture fixed-rate debt and (iii) include the Company’s proportionate share of $113.0 million and $80.8 million that was swapped to a fixed rate at June 30, 2008 and December 31, 2007, respectively, and an estimate of the effect of a 100 basis point decrease in market interest rates, is summarized as follows:

	June 30, 2008			December 31, 2007
	Carrying	Fair	100 Basis Point Decrease in	Carrying	Fair	100 Basis Point Decrease in
	Value	Value	Market Interest	Value	Value	Market Interest
	(Millions)	(Millions)	Rates	(Millions)	(Millions)	Rates
Company’s fixed-rate debt	$4,527.4	$4,398.2 (1)	$4,523.8 (2)	$4,533.1	$4,421.0 (1)	$4,525.0 (2)
Company’s proportionate share of joint venture fixed-rate debt	$912.5	$891.4 (3)	$934.5 (4)	$860.5	$880.1 (3)	$927.0 (4)

(1)	Includes the fair value of interest rate swaps, which was a liability of $18.3 million and $17.8 million at June 30, 2008 and December 31, 2007, respectively.

(2)	Includes the fair value of interest rate swaps, which was a liability of $29.6 million and $32.0 million at June 30, 2008 and December 31, 2007, respectively.

(3)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $3.9 million and $3.0 million at June 30, 2008 and December 31, 2007, respectively.

(4)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $10.3 million and $7.5 million at June 30, 2008 and December 31, 2007, respectively.
     The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.
     Further, a 100 basis point increase in short-term market interest rates at June 30, 2008 and December 31, 2007, would result in an increase in interest expense of approximately $6.4 million and $10.6 million, respectively, for the Company and $1.1 million and $1.7 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding, for the six-month and year end periods. The estimated increase in interest expense does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.

     The Company and its joint ventures continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into interest rate swap positions based on market conditions. In addition, the Company continually assess its ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2008, the Company had no other material exposure to market risk.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) are effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company issuer in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the three-month period ended June 30, 2008, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     The risk factors are set forth in the Company’s Form on 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 26, 2007, the Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. At June 30, 2008, the Company had repurchased under this program 5.6 million of its common shares at a gross cost of approximately $261.9 million at a weighted-average price per share of $46.66. The Company made no repurchases during the quarter ended June 30, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 13, 2008, the Company held its annual meeting of shareholders. The matters presented to shareholders for vote and the vote on such matters were as follows:
1. To elect nine directors, each to serve until the next annual meeting of shareholders and until a successor has been duly elected and qualified.

	For	Withheld
Dean S. Adler	106,551,331	2,508,275
Terrance R. Ahern	80,506,611	28,552,995
Robert H. Gidel	106,586,248	2,473,358
Victor B. MacFarlane	80,648,016	28,411,590
Craig Macnab	103,892,947	5,166,659
Scott D. Roulston	106,573,907	2,485,699
Barry A. Sholem	80,645,711	28,413,895
William B. Summers, Jr.	80,639,860	28,419,746
Scott A. Wolstein	106,522,669	2,536,937

2. To approve the 2008 Developers Diversified Realty Corporation Equity-Based Award Plan;

For	Against	Abstain
88,029,206	5,714,209	1,166,178
3. To approve an amendment to the Company’s Amended and Restated Articles of Incorporation, as
amended, to adopt a majority vote standard in uncontested elections of directors.

For	Against	Abstain
104,032,534	3,849,494	1,177,575
4. To approve an amendment to the Company’s Amended and Restated Articles of Incorporation, as
amended, to change the par value of the common shares of the Company from without par value to $0.10 par value per share.

For	Against	Abstain
107,410,562	423,134	1,225,904
5. To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the Company’s fiscal year ending December 31, 2008.

For	Against	Abstain
107,282,774	636,423	1,140,410
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DEVELOPERS DIVERSIFIED REALTY CORPORATION

August 11, 2008	/s/ William H. Schafer

(Date)	William H. Schafer, Executive Vice President and
Chief Financial Officer (Duly Authorized Officer)

August 11, 2008	/s/ Christa A. Vesy

(Date)	Christa A. Vesy, Senior Vice President and
Chief Accounting Officer (Chief Accounting Officer)

EXHIBIT INDEX
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.