Form 10-Q
period 2008-09-30
DEVELOPERS DIVERSIFIED REALTY CORP
filed 2008-11-07
CIK 894315

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐      No ☑
     As of November 3, 2008, the registrant had 120,278,988 outstanding common shares, $0.10 par value.

PART I
FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS — Unaudited

Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations for the Three-Month Periods Ended September 30, 2008 and 2007	4

Condensed Consolidated Statements of Operations for the Nine-Month Periods Ended September 30, 2008 and 2007	5

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2008 and 2007	6

Notes to Condensed Consolidated Financial Statements	8
EX-31.1
EX-31.2
EX-32.1
EX-32.2

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Real estate rental property:
Land	$2,084,898	$2,142,942
Buildings	5,898,491	5,933,890
Fixtures and tenant improvements	260,902	237,117

	8,244,291	8,313,949
Less: Accumulated depreciation	(1,167,243)	(1,024,048)

	7,077,048	7,289,901
Construction in progress and land under development	939,421	664,926
Real estate held for sale	—	5,796

	8,016,469	7,960,623
Investments in and advances to joint ventures	709,974	638,111
Cash and cash equivalents	30,171	49,547
Restricted cash	106,391	58,958
Notes receivable	65,930	18,557
Deferred charges, net	29,409	31,172
Other assets, net	335,912	332,848

	$9,294,256	$9,089,816

Liabilities and Shareholders’ Equity
Unsecured indebtedness:
Senior notes	$2,519,435	$2,622,219
Revolving credit facilities	955,912	709,459

	3,475,347	3,331,678

Secured indebtedness:
Term debt	800,000	800,000
Mortgage and other secured indebtedness	1,634,528	1,459,336

	2,434,528	2,259,336

Total indebtedness	5,909,875	5,591,014

Accounts payable and accrued expenses	168,670	141,629
Dividends payable	89,956	85,851
Other liabilities	127,890	143,616

	6,296,391	5,962,110

Minority equity interest	138,565	111,767
Operating partnership minority interests	8,010	17,114

	6,442,966	6,090,991
Commitments and contingencies
Shareholders’ equity:
Class G - 8.0% cumulative redeemable preferred shares, without par value, $250 liquidation value; 750,000 shares authorized; 720,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	180,000	180,000
Class H - 7.375% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 410,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	205,000	205,000
Class I - 7.5% cumulative redeemable preferred shares, without par value, $500 liquidation value; 750,000 shares authorized; 340,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	170,000	170,000
Common shares, $0.10 par value; 300,000,000 shares authorized; 126,798,119 and 126,793,684 shares issued at September 30, 2008 and December 31, 2007, respectively	12,680	12,679
Paid-in-capital	3,021,363	3,029,176
Accumulated distributions in excess of net income	(418,466)	(260,018)
Deferred compensation obligation	23,056	22,862
Accumulated other comprehensive (loss) income	(5,202)	8,965
Less: Common shares in treasury at cost: 6,523,838 and 7,345,304 shares at September 30, 2008 and December 31, 2007, respectively	(337,141)	(369,839)

	2,851,290	2,998,825

	$9,294,256	$9,089,816

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2008	2007
Revenues from operations:
Minimum rents	$158,223	$156,911
Percentage and overage rents	1,062	1,980
Recoveries from tenants	51,644	51,609
Ancillary and other property income	4,950	5,110
Management fees, development fees and other fee income	15,378	13,827
Other	2,656	2,110

	233,913	231,547

Rental operation expenses:
Operating and maintenance	35,992	32,596
Real estate taxes	28,407	26,516
General and administrative	19,560	19,626
Depreciation and amortization	63,297	55,803

	147,256	134,541

Other income (expense):
Interest income	1,663	1,564
Interest expense	(60,651)	(61,666)
Other expense, net	(6,859)	(225)

	(65,847)	(60,327)

Income before equity in net income of joint ventures, minority interests, tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate, net of tax	20,810	36,679
Equity in net income of joint ventures	1,981	6,003

Income before minority interests, tax benefit (expense) of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate, net of tax	22,791	42,682
Minority interests:
Minority equity interests	(1,263)	(1,635)
Operating partnership minority interests	(261)	(569)

	(1,524)	(2,204)
Tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	16,414	(483)

Income from continuing operations	37,681	39,995

Discontinued operations:
Income (loss) from discontinued operations	458	(93)
Loss on disposition of real estate, net of tax	(2,717)	(310)

	(2,259)	(403)

Income before gain on disposition of real estate, net of tax	35,422	39,592
Gain on disposition of real estate, net of tax	3,093	3,691

Net income	$38,515	$43,283

Preferred dividends	10,567	10,567

Net income applicable to common shareholders	$27,948	$32,716

Per share data:
Basic earnings per share data:
Income from continuing operations	$0.25	$0.27
Loss from discontinued operations	(0.02)	—

Net income applicable to common shareholders	$0.23	$0.27

Diluted earnings per share data:
Income from continuing operations	$0.25	$0.26
Loss from discontinued operations	(0.02)	—

Net income applicable to common shareholders	$0.23	$0.26

Dividends declared per common share	$0.69	$0.66

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands, except per share amounts)
(Unaudited)

	2008	2007
Revenues from operations:
Minimum rents	$474,885	$479,576
Percentage and overage rents	5,145	5,511
Recoveries from tenants	152,194	152,640
Ancillary and other property income	15,932	14,048
Management fees, development fees and other fee income	47,302	34,906
Other	7,834	13,536

	703,292	700,217

Rental operation expenses:
Operating and maintenance	106,512	93,990
Real estate taxes	83,719	82,284
General and administrative	61,607	60,304
Depreciation and amortization	177,544	161,274

	429,382	397,852

Other income (expense):
Interest income	2,791	7,726
Interest expense	(182,782)	(194,581)
Other expense, net	(7,259)	(675)

	(187,250)	(187,530)

Income before equity in net income of joint ventures, minority interests, tax benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate, net of tax	86,660	114,835
Equity in net income of joint ventures	21,924	33,887

Income before minority interests, tax benefit of taxable REIT subsidiaries and franchise taxes, discontinued operations and gain on disposition of real estate, net of tax	108,584	148,722
Minority interests:
Minority equity interests	(4,720)	(4,808)
Preferred operating partnership minority interests	—	(9,690)
Operating partnership minority interests	(1,145)	(1,706)

	(5,865)	(16,204)
Tax benefit of taxable REIT subsidiaries and franchise taxes	15,070	15,294

Income from continuing operations	117,789	147,812

Discontinued operations:
(Loss) income from discontinued operations	(461)	8,408
(Loss) gain on disposition of real estate, net of tax	(1,830)	13,323

	(2,291)	21,731

Income before gain on disposition of real estate, net of tax	115,498	169,543
Gain on disposition of real estate, net of tax	6,368	63,713

Net income	$121,866	$233,256

Preferred dividends	31,702	40,367

Net income applicable to common shareholders	$90,164	$192,889

Per share data:
Basic earnings per share data:
Income from continuing operations	$0.77	$1.42
(Loss) income from discontinued operations	(0.02)	0.18

Net income applicable to common shareholders	$0.75	$1.60

Diluted earnings per share data:
Income from continuing operations	$0.77	$1.41
(Loss) income from discontinued operations	(0.02)	0.18

Net income applicable to common shareholders	$0.75	$1.59

Dividends declared per common share	$2.07	$1.98

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

DEVELOPERS DIVERSIFIED REALTY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30,
(Dollars in thousands)
(Unaudited)

	2008	2007
Net cash flow provided by operating activities:	$319,452	$334,570

Cash flow from investing activities:
Real estate developed or acquired, net of liabilities assumed	(334,264)	(2,726,074)
Equity contributions to joint ventures	(80,471)	(232,643)
(Issuance) repayment of joint venture advances, net	(24,376)	1,839
Proceeds from sale and refinancing of joint venture interests	2,416	38,650
Return on investments in joint ventures	24,653	12,152
(Issuance) repayment of notes receivable, net	(38,273)	937
Increase in restricted cash	(47,433)	—
Proceeds from disposition of real estate	95,459	1,978,464

Net cash flow used for investing activities	(402,289)	(926,675)

Cash flow from financing activities:
Proceeds from revolving credit facilities, net	252,850	327,500
Repayment of senior notes	—	(85,000)
Repayment of medium term notes	(103,425)	(110,000)
Proceeds from term loans	—	900,000
Repayment of term loans	—	(750,000)
Proceeds from mortgage and other secured debt	449,423	61,526
Principal payments on mortgage debt	(274,231)	(383,116)
Proceeds from issuance of convertible senior notes, net of underwriting commissions and offering expenses of $267 in 2007	—	587,733
Payment of deferred finance costs	(5,353)	(3,011)
Proceeds from issuance of common shares, net of underwriting commissions and offering expenses of $208 in 2007	—	746,645
Purchased option arrangement on common shares	—	(32,580)
Proceeds from issuance of common shares in conjunction with the exercise of stock options, dividend reinvestment plan and restricted stock plan	1,260	7,634
Proceeds from issuance of preferred operating partnership interest, net of expenses	—	484,204
Redemption of preferred operating partnership interest, net of expenses	—	(484,204)
Redemption of preferred shares	—	(150,000)
Return of investment—minority equity interest shareholder	(3,657)	(4,261)
Contributions from minority interest shareholders	25,239	—
Purchase of operating partnership minority interests	(46)	(683)
Distributions to operating partnership minority interests	(1,431)	(11,330)
Repurchase of common shares	—	(222,819)
Dividends paid	(276,209)	(264,811)

Net cash flow provided by financing activities	64,420	613,427

Cash and cash equivalents
(Decrease) increase in cash and cash equivalents	(18,417)	21,322
Effect of exchange rate changes on cash and cash equivalents	(959)	—
Cash and cash equivalents, beginning of period	49,547	28,378

Cash and cash equivalents, end of period	$30,171	$49,700

Supplemental disclosure of non-cash investing and financing activities:
     For the nine-month period ended September 30, 2008, minority interests with a book value of approximately $14.3 million were converted into approximately 0.5 million common shares of the Company. In addition, the Company issued a note receivable of $9.1 million in connection with the sale of one asset in June 2008. Other liabilities included approximately $17.1 million, which represents the fair value of the Company’s interest rate swaps. At September 30, 2008, dividends payable were $90.0 million. In 2008, in accordance with the terms of the outperformance unit plans and performance unit plans, the Company issued 107,879 and vested

79,332, respectively, of its common shares. The foregoing transactions did not provide for or require the use of cash for the nine-month period ended September 30, 2008.
     For the nine-month period ended September 30, 2007, in conjunction with the merger of Inland Retail Real Estate Trust, Inc. (“IRRETI”), the Company acquired real estate assets of $3.0 billion, investments in joint ventures of approximately $31.7 million and accounts receivable, intangible assets and other assets aggregating approximately $92.3 million. A portion of the consideration used to acquire the $3.0 billion of assets included assumed debt of $446.5 million, accounts payable and other liabilities aggregating approximately $27.1 million, and common shares of approximately $394.2 million. In conjunction with the redemption of the Company’s Class F Cumulative Redeemable Preferred Shares, the Company recorded a non-cash dividend charge to net income available to common shareholders of $5.4 million relating to the write-off of original issuance costs. Other liabilities included approximately $6.6 million, which represents the fair value of the Company’s interest rate swaps. At September 30, 2007, dividends payable were $88.1 million. In January 2007, in accordance with the terms of the performance unit plans, the Company issued 466,666 restricted common shares of which 70,000 vested as of the date of issuance. The remaining 317,334 shares will vest in 2009 through 2011. The foregoing transactions did not provide for or require the use of cash for the nine-month period ended September 30, 2007.
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
     Unaudited Interim Financial Statements
     These financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three- and nine-month periods ended September 30, 2008 and 2007, are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.
     The Company consolidates certain entities in which it owns less than a 100% equity interest if the entity is a variable interest entity (“VIE”), as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R) “Consolidation of Variable Interest Entities” (“FIN 46(R)”), and the Company is deemed to be the primary beneficiary in the VIE. The Company also consolidates certain entities that are not a VIE as defined in FIN 46(R) in which it has effective control. The Company consolidates one entity pursuant to the provisions of Emerging Issues Task Force (“EITF”) 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights.” The equity method of accounting is applied to entities in which the Company is not the primary beneficiary as defined by FIN 46(R), or does not have effective control, but can exercise significant influence over the entity with respect to its operations and major decisions.

     Comprehensive Income
     Comprehensive income is as follows (in thousands):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income	$38,515	$43,283	$121,866	$233,256
Other comprehensive (loss) income:
Change in fair value of interest rate contracts	(122)	(11,155)	(4,626)	(4,239)
Amortization of interest rate contracts	(93)	(364)	(550)	(1,091)
Foreign currency translation	(27,819)	6,913	(8,991)	18,904

Other comprehensive (loss) income	(28,034)	(4,606)	(14,167)	13,574

Total comprehensive income	$10,481	$38,677	$107,699	$246,830

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
Fair Value Measurements — SFAS 157
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. The Company adopted this statement for its financial assets and liabilities and related disclosure requirements on January 1, 2008.
     For nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, the statement is effective for fiscal years beginning after November 15,

2008. The Company is currently evaluating the impact that this statement, for nonfinancial assets and liabilities, will have on its financial position and results of operations.
Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active — FSP FAS 157-3
     In October 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (“FSP FAS No. 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on the Company’s financial position and results of operations.
     New Accounting Standards to Be Implemented
Business Combinations — SFAS 141(R)
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The objective of this statement is to improve the relevance, representative faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company will adopt SFAS No. 141(R) on January 1, 2009. To the extent that the Company enters into new acquisitions in 2009 and beyond that qualify as businesses, this standard will require that acquisition costs and certain fees, which are currently capitalized and allocated to the basis of the acquisition, be expensed as these costs are incurred. Because of this change in accounting for costs, the Company expects that the adoption of this standard could have a negative impact on the Company’s results of operations depending on the size of a transaction and the amount of costs incurred. The Company is currently assessing the impact, if any, the adoption of SFAS No. 141(R) will have on its financial position and results of operations.
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

(i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value (the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investments rather than the carrying amount of that retained investment) and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and is applied on a prospective basis. Early adoption is not permitted. The Company is currently assessing the impact, if any, the adoption of SFAS No. 160 will have on the Company’s financial position and results of operations.
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
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) — FSP APB 14-1
     In May 2008, the FASB issued a Staff Position (“FSP”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 prohibits the classification of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of FSP APB 14-1 and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from the issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). FSP No. APB 14-1 will require that the debt proceeds from the sale of $600 million 3.0% convertible notes, due in 2012, and $250 million of 3.5% convertible notes, due in 2011, be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt. The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component should be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the interest method. As a result, the Company will report a lower net income as interest expense would be increased to include both the current period’s amortization of the debt discount and the instrument’s coupon interest. Based on the Company’s understanding of the application of FSP APB 14-1, this will result in an estimated impact of approximately $0.11 per share (net of capitalized interest on the Company’s qualifying expenditures) of estimated additional non-cash interest expense for 2008. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted.
Accounting for Transfers of Financial Assets and Repurchase Financing Transactions — FSP FAS 140-3
     In February 2008, the FASB issued a FSP “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS No. 140-3”). FSP FAS No. 140-3 addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. FSP FAS No. 140-3 includes a “rebuttable presumption” linking the two transactions unless the presumption can be overcome by meeting certain criteria. FSP FAS No. 140-3 is effective for fiscal years beginning after November 15, 2008, and will apply only to original transfers made after that date; early adoption is not permitted. The Company is currently evaluating the impact, if any, the adoption of FSP FAS No. 140-3 will have on its financial position and results of operations.
Determination of the Useful Life of Intangible Assets — FSP FAS 142-3
     In April 2008, the FASB issued an FSP “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other US GAAP. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this FSP shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact, if any, the adoption of FSP No. 142-3 will have on its financial position and results of operations.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities — FSP EITF 03-6-1
     In June 2008, the FASB issued an FSP “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early adoption is not permitted. The Company is currently assessing the impact, if any, the adoption of FSP EITF No. 03-6-1 will have on its financial position and results of operations.
2. EQUITY INVESTMENTS IN JOINT VENTURES
     At September 30, 2008 and December 31, 2007, the Company had ownership interests in various unconsolidated joint ventures which, as of the respective dates, owned 329 shopping center properties and 317 shopping center properties. Included in the number of properties above are the shopping center properties owned by TRT DDR Venture I, which acquired three assets in the second quarter of 2007. These assets have been segregated and discussed separately in Note 3. TRT DDR Venture I was considered a significant subsidiary at September 30, 2007, and is excluded from the 2008 and 2007 combined amounts presented below.
     Combined condensed financial information of the Company’s unconsolidated joint venture investments excluding those amounts for TRT DDR Venture I reported in Note 3 is as follows (in thousands):

	September 30,	December 31,
	2008	2007
Combined Balance Sheets:
Land	$2,356,289	$2,352,034
Buildings	6,213,613	6,126,564
Fixtures and tenant improvements	125,349	99,917

	8,695,251	8,578,515
Less: Accumulated depreciation	(562,857)	(409,993)

	8,132,394	8,168,522
Construction in progress	409,509	207,367

	8,541,903	8,375,889
Receivables, net	153,043	122,729
Leasehold interests	12,905	13,927
Other assets	358,642	361,277

	$9,066,493	$8,873,822

Mortgage debt	$5,642,459	$5,441,839
Amounts payable to DDR	34,731	8,492
Other liabilities	229,221	200,641

	5,906,411	5,650,972
Accumulated equity	3,160,082	3,222,850

	$9,066,493	$8,873,822

Company’s share of accumulated equity (1)	$669,117	$609,171

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Combined Statements of Operations:
Revenues from operations	$236,212	$227,444	$703,096	$572,569

Expenses:
Rental operation	85,471	73,109	242,021	186,367
Depreciation and amortization	58,173	54,312	172,420	133,271
Interest	74,156	79,359	220,320	190,820

	217,800	206,780	634,761	510,458

Income before income tax expense and discontinued operations	18,412	20,664	68,335	62,111
Income tax expense	(4,010)	(2,958)	(11,994)	(7,503)
(Loss) gain on sale of real estate	—	(103)	(13)	92,987
Other (expense) income, net	(36,728)	—	19,811	—

(Loss) income from continuing operations	(22,326)	17,603	76,139	147,595
Discontinued operations:
(Loss) income from discontinued operations	(1)	(323)	115	(413)
Gain on disposition of real estate	—	1,790	—	2,529

Net (loss) income	$(22,327)	$19,070	$76,254	$149,711

Company’s share of equity in net income of joint ventures (2)	$2,649	$6,290	$22,883	$34,558

     Investments in and advances to joint ventures include the following items, which represent the difference between the Company’s investment and its share of all of the unconsolidated joint ventures’ (including TRT DDR Venture I reported in Note 3) underlying net assets (in millions):

	September 30, 2008	December 31, 2007
Company’s share of accumulated equity	$674.1	$614.5
Basis differentials (2)	99.8	114.1
Deferred development fees, net of portion relating to the Company’s interest	(4.9)	(3.8)
Basis differential upon transfer of assets (2)	(95.2)	(97.2)
Notes receivable from investments	1.4	2.0
Amounts payable to DDR	34.8	8.5

Investments in and advances to joint ventures (1)	$710.0	$638.1

(1)	The difference between the Company’s share of accumulated equity and the investments in and advances to joint ventures recorded on the Company’s condensed consolidated balance sheets primarily results from basis differentials, as described below, deferred development fees, net of the portion relating to the Company’s interest, notes and amounts receivable from the joint venture investments.

(2)	For the three-month periods ended September 30, 2008 and 2007, the difference between the $2.6 million and $6.3 million, respectively, of the Company’s share of equity in net income of joint ventures and the $2.0 million and $6.0 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is primarily attributable to amortization associated with basis differentials and differences in the recognition of gains on sales. The Company’s share of joint venture net income has been decreased by approximately $0.6 million and $0.2 million for the three-month periods ended September 30, 2008 and 2007, respectively, to reflect additional basis depreciation and basis differences in assets sold. For the nine-month periods ended September 30, 2008 and 2007, the difference between the $22.8 million and $34.5 million, respectively, of the Company’s share of equity in net income of joint ventures and the $21.9 million and $33.9 million, respectively, of equity in net income of joint ventures reflected in the Company’s condensed consolidated statements of operations is primarily attributable to amortization associated with the basis differentials and differences in the recognition of gains on sales. The Company’s share of joint venture net income has been decreased by approximately $0.9 million and $0.6 million for the nine-month periods ended September 30, 2008 and 2007, respectively, to reflect additional basis depreciation and basis differences in assets sold. Basis differentials occur primarily when the Company has purchased interests in existing joint ventures at fair market values, which differ from their proportionate share of the historical net assets of the joint venture. Basis differentials upon transfer of assets are primarily associated with assets previously owned by the Company that have been transferred into a joint venture at fair value.
     Service fees earned by the Company through management, acquisition, financing, leasing and development activities performed related to all of the Company’s unconsolidated joint ventures are as follows (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Management and other fees	$12.4	$10.5	$37.9	$27.4
Acquisition, financing, guarantee and other fees (1)	1.2	0.6	1.3	8.5
Development fees and leasing commissions	2.9	3.0	9.0	6.9
Interest income	0.1	0.3	0.3	0.5

(1)	Acquisition fees of $6.3 million were earned from the formation of the joint venture with TIAA-CREF in 2007, excluding the Company’s retained ownership of approximately 15%. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets.

     In February 2008, the Company began purchasing units of Macquarie DDR Trust (ASX: MDT) (“MDT”), an Australian Real Estate Investment Trust which is managed by an affiliate of Macquarie Group Limited (ASX: MQG), an international investment bank, advisor and manager of specialized real estate funds, and the Company. MDT is DDR’s joint venture partner in the DDR Macquarie Fund LLC Joint Venture (the “Fund”). Through September 30, 2008, the Company purchased an aggregate 112.5 million units of MDT at an aggregate purchase price of $42.9 million. Through the combination of its purchase of the units in MDT (9.3% and 6.7% interest in MDT on a weighted-average basis for the three- and nine-month periods ended September 30, 2008, respectively) and its direct and indirect ownership of the Fund, DDR is entitled to an approximate 24.7% economic interest in the Fund as of September 30, 2008. As the Company’s direct and indirect investments in MDT and the Fund gives it the ability to exercise significant influence over operating and financial policies, the Company accounts for both its interest in MDT and the Fund using the equity method of accounting.
3. TRT DDR VENTURE I
     In the second quarter of 2007, Dividend Capital Total Realty Trust and the Company formed a $161.5 million joint venture (“TRT DDR Venture I”). The Company contributed three recently developed assets aggregating 0.7 million of Company-owned square feet to the joint venture and retained an effective ownership interest of 10%. The Company recorded an after-tax gain, net of its retained interest, of approximately $50.3 million, which is included in gain on disposition of real estate. As the Company has the ability to exercise significant influence, but does not have financial or operating control, TRT DDR Venture I is accounted for using the equity method of accounting. The Company receives asset management and property management fees, plus fees on leasing and ancillary income in addition to a promoted interest.
     At September 30, 2007, the Company’s investment in TRT DDR Venture I was considered a significant subsidiary pursuant to the applicable Regulation S-X rules as a result of the recognition of an approximate $54.8 million gain in 2007 from the contribution of assets to the joint venture.
     Condensed financial information of TRT DDR Venture I is as follows (in thousands):

	September 30,	December 31,
	2008	2007
Balance Sheet:
Land	$32,055	$32,035
Buildings	126,710	126,603
Fixtures and tenant improvements	1,198	1,198

	159,963	159,836
Less: Accumulated depreciation	(5,957)	(2,813)

	154,006	157,023
Construction in progress	5	20

	154,011	157,043
Receivables, net	1,912	1,811
Other assets	4,727	4,648

	$160,650	$163,502

Mortgage debt	$110,000	$110,000
Other liabilities	596	442

	110,596	110,442
Accumulated equity	50,054	53,060

	$160,650	$163,502

Company’s share of accumulated equity	$5,005	$5,306

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Statements of Operations:
Revenues from operations	$3,709	$3,491	$11,528	$5,308

Expenses:
Rental operation	1,505	982	4,208	1,362
Depreciation and amortization	1,101	1,256	3,303	1,936
Interest	1,569	1,525	4,688	2,390

	4,175	3,763	12,199	5,688

Net loss	$(466)	$(272)	$(671)	$(380)

Company’s share of equity in net loss of joint venture	$(46)	$(27)	$(67)	$(38)

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
     The IRRETI merger was initially recorded at a total cost of approximately $6.2 billion. Real estate and related assets of approximately $3.1 billion were recorded by the Company and approximately $3.0 billion was recorded by the TIAA-CREF Joint Venture. The Company assumed debt at a fair market value of approximately $443.0 million. At the time of the merger, the IRRETI real estate portfolio consisted of 315 community shopping centers, neighborhood shopping centers and single tenant/net leased retail properties, totaling approximately 35.2 million square feet of Company-owned Gross Leasable Area (“GLA”), and five development properties. In connection with the merger, the TIAA-CREF Joint Venture acquired 66 of these shopping centers totaling approximately 15.6 million square feet of Company-owned GLA. During 2007, the Company sold or transferred 78 of the assets, valued at approximately $1.2 billion, acquired in the merger with IRRETI, 21 of which were sold to independent buyers and the remaining 57 were contributed to unconsolidated joint ventures.
     Pro Forma Financial Information
     The following supplemental pro forma operating data is presented for the three- and nine-month periods ended September 30, 2007, as if the IRRETI merger, the formation of the joint venture with TIAA-CREF, the contribution of 57 assets to unconsolidated joint ventures and the sale of 21 IRRETI assets to independent buyers were completed as of January 1, 2007. Pro forma amounts include general and administrative expenses that IRRETI reported in its historical results of approximately $48.3 million for the nine-month period ended September 30, 2007, including severance, a substantial portion of which management believes to be non-recurring. The supplemental pro forma operating data does not present the formation of TRT DDR Venture I.
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
     The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisitions occurred as indicated, nor does it purport to represent the results of the operations for future periods (in thousands, except per share data):

	Three-Month	Nine-Month
	Period Ended	Period Ended
	September 30,	September 30,
	2007	2007
Pro forma revenues	$230,510	$693,111

Pro forma income from continuing operations	$40,121	$107,475

Pro forma (loss) income from discontinued operations	$(403)	$21,731

Pro forma net income applicable to common shareholders	$32,842	$152,685

Per share data:
Basic earnings per share data:
Income from continuing operations	$0.27	$1.05
Income from discontinued operations	—	0.17

Net income applicable to common shareholders	$0.27	$1.22

Diluted earnings per share data:
Income from continuing operations	$0.27	$1.05
Income from discontinued operations	—	0.17

Net income applicable to common shareholders	$0.27	$1.22

5. RESTRICTED CASH
     Restricted Cash is comprised of the following (in thousands):

	September 30,	December 31,
	2008	2007
DDR MDT MV LLC (1)	$25,000	$—
DDR MDT MV LLC (2)	33,000	—
Bond fund (3)	48,391	58,958

Total restricted cash	$106,391	$58,958

(1)	The DDR MDT MV LLC joint venture (“MV LLC”), which is consolidated by the Company, owns 37 Mervyn’s locations. The terms of the original acquisition contained a contingently refundable purchase price adjustment secured by a $25.0 million letter of credit (“LOC”) from the seller of the real estate portfolio, which was owned in part by an affiliate of one of the members of the Company’s board of directors. The LOC was drawn in full during the third quarter of 2008 due to Mervyns filing for protection under Chapter 11 of the United States Bankruptcy Code. Although the funds are required to be placed in escrow with MV LLC’s lender to secure MV LLC’s mortgage loan, these funds are available for re-tenanting expenses. The funds will be released as the related leases are either assumed or released, or the debt is repaid.

(2)	In connection with MV LLC’s draw of the $25.0 million LOC, MV LLC was required under the loan agreement to provide an additional $33.0 million as collateral security for MV LLC’s mortgage loan. DDR and MDT funded the escrow requirement with proportionate capital contributions. The funds will be released in the same manner as the $25.0 million LOC.

(3)	Under the terms of a bond issue by the Mississippi Business Finance Corporation, the proceeds of approximately $60.0 million from the sale of bonds were placed in a trust in connection with a Company development project in Mississippi. As construction is completed on the Company’s project in Mississippi, the Company will request disbursement of these funds.

6. OTHER ASSETS, NET
     Other assets consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Intangible assets:
In-place leases (including lease origination costs and fair market value of leases), net	$25,161	$31,201
Tenant relations, net	18,696	22,102

Total intangible assets (1)	43,857	53,303
Other assets:
Accounts receivable, net (2)	201,657	199,354
Prepaids, deposits and other assets	90,398	80,191

Total other assets	$335,912	$332,848

(1)	The Company recorded amortization expense of $2.3 million and $1.9 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $7.1 million and $5.5 million for the nine-month periods ended September 30, 2008 and 2007, respectively, related to these intangible assets. The amortization period of the in-place leases and tenant relations is approximately two to 31 years and ten years, respectively.

(2)	Includes straight-line rent receivables, net, of $67.5 million and $61.7 million at September 30, 2008 and December 31, 2007, respectively.
7. REVOLVING CREDIT FACILITIES
     The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”), which was amended in December 2007. The Unsecured Credit Facility provides for borrowings of $1.25 billion if certain financial covenants are maintained, and an accordion feature for a future expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions. The Unsecured Credit Facility includes a competitive bid option on periodic interest rates for up to 50% of the facility. The Company’s borrowings under the Unsecured Credit Facility bear interest at variable rates at the Company’s election, based on either (i) the prime rate less a specified spread (-0.125% at September 30, 2008), as defined in the facility or (ii) LIBOR, plus a specified spread (0.60% at September 30, 2008). The specified spreads vary depending on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Unsecured Credit Facility is used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. The Company was in compliance with these covenants at September 30, 2008. The facility also provides for an annual facility fee of 0.15% on the entire facility. At September 30, 2008, total borrowings under the Unsecured Credit Facility aggregated $888.2 million with a weighted average interest rate of 3.8%.
     The Company also maintains a $75 million unsecured revolving credit facility, amended in December 2007, with National City Bank (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions, and reflects terms consistent with those contained in the Unsecured Credit Facility. Borrowings under this facility bear interest at variable rates based on (i) the prime rate less a specified spread (-0.125% at September 30, 2008), as defined in the facility or (ii) LIBOR, plus a specified spread (0.60% at September 30, 2008). The specified spreads are dependent on the Company’s long-term senior unsecured debt rating from Standard and Poor’s and Moody’s Investors Service. The Company is required to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at September 30, 2008. At September 30, 2008, total borrowings under the National City Bank facility aggregated $67.8 million with a weighted average interest rate of 3.8%.
8. FAIR VALUE MEASUREMENTS
     As of September 30, 2008, the aggregate fair value of the Company’s interest rate swaps that have been designated and qualify as cash flow hedges was a liability of $17.1 million, which is included in other liabilities in the condensed consolidated balance sheet. The effective portion of the gain or loss on the interest rate swaps is reported as a component of other comprehensive income and will be reclassified into earnings in the same period or periods during which the hedged interest payments are a charge to earnings. For the three- and nine-month periods ended September 30, 2008, the amount of hedge ineffectiveness was not material.
     The Company adopted the provisions of SFAS No. 157, as amended by FSP FAS No. 157-1, FSP FAS No. 157-2 and FSP FAS No. 157-3, on January 1, 2008.
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

     Measurement of Fair Value
     At September 30, 2008, the Company used pay-fixed interest rate swaps to manage its exposure to changes in benchmark interest rates. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.
     Although the Company has determined that the significant inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s counterparties and its own credit risk utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and had determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
     Items Measured at Fair Value on a Recurring Basis
     The following table presents information about the Company’s financial assets and liabilities (in millions), which consist of interest rate swap agreements that are included in other liabilities at September 30, 2008, measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	Fair Value Measurements
	at September 30, 2008
	Level 1	Level 2	Level 3	Total
Derivative Financial Instruments	$—	$17.1	$—	$17.1
9. CONTINGENCIES
     The Company is a party to litigation filed in January 2007 by a tenant in a Company property located in Long Beach, California. The tenant located at this property filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. The Company strongly disagrees with the verdict and is presently evaluating all of its options, which include filing a motion for a new trial, as well as filing an appeal of the verdict. However, the Company recorded a charge during the three months ended September 30, 2008 which represents management’s best estimate of loss based upon a range of liability pursuant to SFAS No. 5, “Accounting for Contingencies.” The accrual, as well as the related litigation costs incurred to date, were recorded in the Other Income (Expense) line of the condensed consolidated statements of operations. The Company will continue to monitor the status of the litigation and revise the estimate of loss as appropriate. There can be no assurance that a new trial will be granted or that an appeal will be successful.

     In addition to the litigation discussed above, the Company and its subsidiaries are subject to various other legal proceedings which, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by insurance. While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.
10. SHAREHOLDERS’ EQUITY
     The following table summarizes the changes in shareholders’ equity since December 31, 2007 (in thousands):

		Common
		Shares		Accumulated		Accumulated
		($0.10		Distributions		Other	Treasury
	Preferred	Par	Paid-in	in Excess of	Deferred	Comprehensive	Stock
	Shares	Value)	Capital	Net Income	Obligation	Income	at Cost	Total
Balance, December 31, 2007	$555,000	$12,679	$3,029,176	$(260,018)	$22,862	$8,965	$(369,839)	$2,998,825
Issuance of common shares related to exercise of stock options, dividend reinvestment plan, performance plan and director compensation		1	(2,190)				8,759	6,570
Issuance of restricted stock			(5,177)				6,074	897
Vesting of restricted stock			7,436		194		(5,462)	2,168
Stock-based compensation			6,386					6,386
Redemption of 463,185 operating partnership units in exchange for common shares			(14,268)				23,327	9,059
Dividends declared—common shares				(248,612)				(248,612)
Dividends declared—preferred shares				(31,702)				(31,702)
Comprehensive income:
Net income				121,866				121,866
Other comprehensive income:
Change in fair value of interest rate contracts						(4,626)		(4,626)
Amortization of interest rate contracts						(550)		(550)
Foreign currency translation	—	—	—	—	—	(8,991)	—	(8,991)

Comprehensive income	—	—	—	121,866	—	(14,167)	—	107,699

Balance, September 30, 2008	$555,000	$12,680	$3,021,363	$(418,466)	$23,056	$(5,202)	$(337,141)	$2,851,290

     Common share dividends declared, per share, were $0.69 and $0.66 for the three-month periods ended September 30, 2008 and 2007, respectively, and $2.07 and $1.98 for the nine-month periods ended September 30, 2008 and 2007, respectively.
     In June 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. As of September 30, 2008, the Company had repurchased under this program 5.6 million of its common shares for an aggregate cost of $261.9 million at a weighted average cost of $46.66 per share. The Company has not repurchased any of its shares pursuant to this program in 2008.

     During the nine-month period ended September 30, 2008, the vesting of restricted stock grants to certain officers and directors of the Company, approximating 0.2 million common shares of the Company, was deferred through the Company’s non-qualified deferred compensation plans and, accordingly, the Company recorded approximately $4.3 million in deferred obligations. Also, in the first quarter of 2008, in accordance with the transition rules under Section 409A of the Internal Revenue Code, an officer elected to have his deferrals distributed to him, which resulted in a reduction of the deferred obligation and a corresponding increase in paid in capital of approximately $4.7 million.
Operating Partnership Units
     In 2008, 0.5 million of operating partnership minority interests were converted into an equivalent number of common shares of the Company.
11. OTHER INCOME
     Other income for the three- and nine-month periods ended September 30, 2008 and 2007, was composed of the following (in millions):

	Three-Month Periods		Nine-Month
	Ended		Periods Ended
	September 30,		September 30,
	2008	2007	2008	2007
Acquisition and financing fees (1)	$1.9	$0.2	$1.9	$7.9
Lease termination fees	0.8	1.4	5.5	4.9
Other	—	0.5	0.4	0.7

	$2.7	$2.1	$7.8	$13.5

(1)	Includes acquisition fees of $6.3 million earned from the formation of the joint venture with TIAA-CREF in February 2007, excluding the Company’s retained ownership interest. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets. Financing fees were earned in connection with the formation and refinancing of unconsolidated joint ventures, excluding the Company’s retained ownership interest. The Company’s fees are earned in conjunction with the closing and amount of the financing transaction by the joint venture.
12. DISCONTINUED OPERATIONS
     Pursuant to the definition of a component of an entity in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), all earnings of discontinued operations sold or held for sale, assuming no significant continuing involvement, have been reclassified in the condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2008 and 2007. The Company considers assets held for sale when the transaction has been approved and there are no significant contingencies related to the sale that may prevent the transaction from closing. Included in discontinued operations for the three- and nine-month periods ended September 30, 2008 and 2007, are 11 properties sold in 2008 (including one business center and one property held for sale at December 31, 2007) aggregating 0.9 million square feet, and 67 shopping centers sold in 2007 (including one property held for sale at December 31, 2006 and 22 properties acquired through the IRRETI merger in 2007), aggregating 6.3 million square feet. The operating results relating to assets sold are as follows (in thousands):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues	$2,179	$3,860	$7,875	$34,163

Expenses:
Operating	650	2,033	2,962	10,075
Interest, net	371	1,178	1,730	9,170
Depreciation and amortization	646	972	3,534	7,025
Minority interest	54	(230)	110	(515)

Total expense	1,721	3,953	8,336	25,755

Income (loss) before (loss) gain on disposition of real estate	458	(93)	(461)	8,408
(Loss) gain on disposition of real estate	(2,717)	(310)	(1,830)	13,323

Net income	$(2,259)	$(403)	$(2,291)	$21,731

     In September 2008, the Company sold its approximate 56% interest in one of its business centers to its partner for $20.7 million and recorded an aggregate loss of $5.8 million. The Company’s partner exercised its buy-sell rights provided under the joint venture agreement in July 2008 and the Company elected to sell its interest pursuant to the terms of the buy-sell right in mid-August 2008.
13. TRANSACTIONS WITH RELATED PARTIES
     In July 2008, the Company purchased a 25.2525% membership interest (the “Membership Interest”) in RO & SW Realty LLC, a Delaware limited liability company (“ROSW”), from Wolstein Business Enterprises, L.P. (“WBE”), a limited partnership established for the benefit of the children of Scott A. Wolstein, the Chairman of the Board and Chief Executive Officer of the Company, for $10.0 million. ROSW is a real estate company that owns 11 properties (the “Properties”). The Company accounts for its interest in ROSW under the equity method of accounting and has recorded the $10.0 million acquisition of the Membership Interest as Investments in and Advances to Joint Ventures in the Company’s condensed consolidated balance sheet at September 30, 2008. The Company had identified a number of Company development projects located near the Properties as well as several value-add opportunities relating to the Properties, including a project in Solon, Ohio being pre-developed by Mr. Wolstein and a 50% partner (the “Project”). In addition to the purchase of the Membership Interest, on October 3, 2008, the Company also acquired Mr. Wolstein’s 50% interest in the Project in exchange for the assumption of Mr. Wolstein’s obligation under a promissory note that funded the pre-development expenses of the Project. Mr. Wolstein and his 50% partner, who also holds the remaining membership interest, in ROSW were jointly and severally liable for the obligations under the promissory note, and they each agreed to indemnify the other for 50% of such obligations. As of October 3, 2008, there was approximately $3.6 million outstanding under the promissory note, of which the Company is responsible for 50%.
     The purchase of the Membership Interest by the Company and the acquisition of the 50% interest in the Project in exchange for the assumption of the promissory note obligations were approved by a special committee of disinterested directors who were appointed and authorized by the Nominating and Corporate Governance Committee of the Company’s Board of Directors to review and approve the terms of the acquisition and assumption.
14. EARNINGS PER SHARE
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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Income from continuing operations	$37,681	$39,995	$117,789	$147,812
Add: Gain on disposition of real estate	3,093	3,691	6,368	63,713
Less: Preferred stock dividends	(10,567)	(10,567)	(31,702)	(40,367)

Basic and Diluted — Income from continuing operations applicable to common shareholders	$30,207	$33,119	$92,455	$171,158

Number of Shares:
Basic — Average shares outstanding	119,795	123,329	119,447	120,910
Effect of dilutive securities:
Stock options	87	371	136	507
Restricted stock	—	27	48	177

Diluted — Average shares outstanding	119,882	123,727	119,631	121,594

Per share data:
Basic earnings per share data:
Income from continuing operations	$0.25	$0.27	$0.77	$1.42
(Loss) income from discontinued operations	(0.02)	—	(0.02)	0.18

Net income applicable to common shareholders	$0.23	$0.27	$0.75	$1.60

Diluted earnings per share data:
Income from continuing operations	$0.25	$0.26	$0.77	$1.41
(Loss) income from discontinued operations	(0.02)	—	(0.02)	0.18

Net income applicable to common shareholders	$0.23	$0.26	$0.75	$1.59

     The exchange of the minority interest associated with operating partnership units into common shares was not included in the computation of diluted EPS for the three- and nine-month periods ended September 30, 2008 and 2007, because the effect of assuming conversion was anti-dilutive.
     The Company’s two issuances of senior convertible notes, which are convertible into common shares of the Company with an initial conversion price of approximately $74.75 and $65.11, respectively, were not included in the computation of diluted EPS for the three- and nine-month periods ended September 30, 2008 and 2007 as the Company’s stock price did not exceed the strike price of the conversion feature of the senior convertible notes in these periods. At September 30, 2008, the conversion price on the Company’s 3.5% senior convertible notes due 2011 was adjusted in accordance with the terms of the notes as a result of the increase in the Company’s quarterly dividend through

September 30, 2008 to a conversion price of $64.23 per share into the Company’s common shares or cash, at the Company’s option.
15. FEDERAL INCOME TAXES
     In the third quarter of 2008, the Company recognized a $16.7 million income tax benefit. Approximately $15.6 million of this amount related to the release of valuation allowances associated with deferred tax assets that were established in prior years. These valuation allowances were previously established due to the uncertainty that the deferred tax assets would be utilizable.
     In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business. The Company utilizes its Taxable REIT Subsidiary (“TRS”) to the extent certain fee and other miscellaneous non-real estate related income cannot be earned by the REIT. During the third quarter of 2008, the Company began recognizing certain fee and miscellaneous other non-real estate related income within its TRS.
     Therefore, based on the Company’s evaluation of the current facts and circumstances the Company determined during the third quarter of 2008 that the valuation allowance should be released as it was more-likely-than-not that the deferred tax assets would be utilized in future years. This determination was based upon the increase in fee and miscellaneous other non-real estate related income which is projected to be recognized within the Company’s TRS.
16. SEGMENT INFORMATION
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
     At September 30, 2008, the shopping center segment consisted of 713 shopping centers (including 329 owned through unconsolidated joint ventures and 40 that are otherwise consolidated by the Company) in 45 states, Puerto Rico and Brazil. At September 30, 2007, the shopping center segment consisted of 708 shopping centers (including 317 owned through unconsolidated joint ventures and 39 that are otherwise consolidated by the Company) in 45 states, Puerto Rico and Brazil. At September 30, 2008 the Company also owned six business centers in four states and at September 30, 2007, the Company owned seven business centers in five states.

     The table below presents information about the Company’s reportable segments for the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands).

	Three-Month Period Ended September 30, 2008
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$2,028	$231,885		$233,913
Operating expenses	(692)	(63,707)		(64,399)

Net operating income	1,336	168,178		169,514
Unallocated expenses (1)			$(132,290)	(132,290)
Equity in net income of joint ventures		1,981		1,981
Minority interests			(1,524)	(1,524)

Income from continuing operations				$37,681

	Three-Month Period Ended September 30, 2007
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$1,412	$230,135		$231,547
Operating expenses	(534)	(58,578)		(59,112)

Net operating income	878	171,557		172,435
Unallocated expenses (1)			$(136,239)	(136,239)
Equity in net income of joint ventures		6,003		6,003
Minority interests			(2,204)	(2,204)

Income from continuing operations				$39,995

	Nine-Month Period Ended September 30, 2008
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$4,786	$698,506		$703,292
Operating expenses	(1,519)	(188,712)		(190,231)

Net operating income	3,267	509,794		513,061
Unallocated expenses (1)			$(411,331)	(411,331)
Equity in net income of joint ventures		21,924		21,924
Minority interests			(5,865)	(5,865)

Income from continuing operations				$117,789

Total real estate assets as of September 30, 2008	$49,825	$9,133,887		$9,183,712

	Nine-Month Period Ended September 30, 2007
	Other	Shopping
	Investments	Centers	Other	Total
Total revenues	$3,777	$696,440		$700,217
Operating expenses	(1,556)	(174,718)		(176,274)

Net operating income	2,221	521,722		523,943
Unallocated expenses (1)			$(393,814)	(393,814)
Equity in net income of joint ventures		33,887		33,887
Minority interests			(16,204)	(16,204)

Income from continuing operations				$147,812

Total real estate assets as of September 30, 2007	$99,985	$8,702,230		$8,802,215

Total real estate assets as of December 31, 2007	$101,989	$8,882,749		$8,984,738

(1)	Unallocated expenses consist of general and administrative, interest income, interest expense, tax benefit/expense, other income/expense and depreciation and amortization as listed in the condensed consolidated statements of operations.
17. SUBSEQUENT EVENT
     As described in Note 13, on October 3, 2008, the Company acquired Mr. Wolstein’s 50% interest in the Project in exchange for the assumption of Mr. Wolstein’s obligations under a promissory note that funded the pre-development expenses of the Project.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the consolidated financial statements, the notes thereto and the comparative summary of selected financial data appearing elsewhere in this report. Historical results and percentage relationships set forth in the consolidated financial statements, including trends that might appear, should not be taken as indicative of future operations. The Company considers portions of this information to be “forward-looking statements” within the meaning of Section 27A of the Securities Exchange Act of 1933 and Section 21E of the Securities Exchange Act of 1934 with respect to the Company’s expectations for future periods. Forward-looking statements include, without limitation, statements related to acquisitions (including any related pro forma financial information) and other business development activities, future capital expenditures, financing sources and availability and the effects of environmental and other regulations. Although the Company believes that the expectations reflected in those forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. For this purpose, any statements contained herein that are not statements of historical fact should be deemed to be forward-looking statements. Without limiting the foregoing, the words “will,” “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates” and similar expressions are intended to identify forward-looking statements. Readers should exercise caution in interpreting and relying on forward-looking statements because they involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Company’s control and that could cause actual results to differ materially from those expressed or implied in the forward-looking statements and could materially affect the Company’s actual results, performance or achievements. In addition, these forward-looking statements speak only as of the date on which they were made. The Company expressly states that it has no current intention to update any forward-looking statements, whether as a result of new information, future events or otherwise, unless required by law.
     Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•	The Company is subject to general risks affecting the real estate industry, including the need to enter into new leases or renew leases on favorable terms to generate rental revenues, and the current economic downturn may adversely affect the ability of the Company’s tenants, or new tenants, to enter into new leases or the ability of the Company’s existing tenants’ to renew their leases at rates at least as favorable as their current rates;

•	The Company could be adversely affected by changes in the local markets where its properties are located, as well as by adverse changes in national economic and market conditions;

•	The Company may fail to anticipate the effects on its properties of changes in consumer buying practices, including sales over the Internet and the resulting retailing practices and space needs of its tenants or a general downturn in its tenants’ businesses, which may cause tenants to close stores;

•	The Company is subject to competition for tenants from other owners of retail properties, and its tenants are subject to competition from other retailers and methods of distribution. The Company is dependent upon the successful operations and financial condition of its tenants, in particular of its major tenants, and could be adversely affected by the bankruptcy of those tenants;

•	The Company may not realize the intended benefits of acquisition or merger transactions. The acquired assets may not perform as well as the Company anticipated, or the Company may not successfully integrate the assets and realize the improvements in occupancy and operating results that the Company anticipates. The acquisition of certain assets may subject the Company to liabilities, including environmental liabilities;

•	The Company may fail to identify, acquire, construct or develop additional properties that produce a desired yield on invested capital, or may fail to effectively integrate acquisitions of properties or portfolios of properties. In addition, the Company may be limited in its acquisition opportunities due to competition, the inability to obtain financing on reasonable terms or any financing at all and other factors;

•	The Company may fail to dispose of properties on favorable terms. In addition, real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing, and could limit the Company’s ability to promptly make changes to its portfolio to respond to economic and other conditions;

•	The Company may abandon a development opportunity after expending resources if it determines that the development opportunity is not feasible due to a variety of factors, including a lack of availability of construction financing on reasonable terms, the impact of the current economic environment on prospective tenants’ ability to enter into new leases or pay contractual rent, or the inability by the Company to obtain all necessary zoning and other required governmental permits and authorizations;

•	The Company may not complete development projects on schedule as a result of various factors, many of which are beyond the Company’s control, such as weather, labor conditions, governmental approvals, material shortages, or general economic downturn resulting in limited availability of capital, increased debt service expense and construction costs and decreases in revenue;

•	The Company’s financial condition may be affected by required debt service payments, the risk of default and restrictions on its ability to incur additional debt or enter into certain transactions under its credit facilities and other documents governing its debt obligations. In addition, the Company may encounter difficulties in obtaining permanent financing or refinancing existing debt. Borrowings under the Company’s revolving credit facilities are subject to certain representations and warranties, including any event which has had or could reasonably be expected to have a material adverse effect on the Company’s business or financial condition;

•	Changes in interest rates could adversely affect the market price of the Company’s common shares, as well as its performance and cash flow;

•	Debt and/or equity financing necessary for the Company to continue to grow and operate its business may not be available or may not be available on favorable terms;

•	The Company is subject to complex regulations related to its status as a real estate investment trust, or REIT, and would be adversely affected if it failed to qualify as a REIT;

•	The Company must make distributions to shareholders to continue to qualify as a REIT, and if the Company must borrow funds to make distributions, those borrowings may not be available on favorable terms or at all;

•	Joint venture investments may involve risks not otherwise present for investments made solely by the Company, including the possibility that a partner or co-venturer may become bankrupt, may at any time have different interests or goals than those of the Company and may take action contrary to the Company’s instructions, requests, policies or objectives, including the Company’s policy with respect to maintaining its qualification as a REIT. In addition, a partner or co-venturer may not have access to sufficient capital to satisfy its funding obligations to the joint venture. Furthermore, if the current constrained credit conditions in the capital markets persist or deteriorate further, the Company could be required to reduce the carrying value of its equity method investments if a loss in the carrying value of the investment is other than a temporary decline pursuant to APB 18, “The Equity Method of Accounting for Investments in Common Stock”;

•	The Company may not realize anticipated returns from its real estate assets outside the United States. The Company expects to continue to pursue international opportunities that may subject the Company to different or greater risks than those associated with its domestic operations. The Company owns assets in Puerto Rico, an interest in an unconsolidated joint venture that owns properties in Brazil and an interest in consolidated joint ventures that will develop and own properties in Canada, Russia and Ukraine;

•	International development and ownership activities carry risks that are different from those the Company faces with the Company’s domestic properties and operations. These risks include:
•	Adverse effects of changes in exchange rates for foreign currencies;

•	Changes in foreign political or economic environments;

•	Challenges of complying with a wide variety of foreign laws including tax laws, addressing different practices and customs relating to corporate governance, operations and litigation;

•	Different lending practices;

•	Cultural and consumer differences;

•	Changes in applicable laws and regulations in the United States that affect foreign operations;

•	Difficulties in managing international operations and

•	Obstacles to the repatriation of earnings and cash;
•	Although the Company’s international activities are currently a relatively small portion of its business, to the extent the Company expands its international activities, these risks could significantly increase and adversely affect its results of operations and financial condition;

•	The Company is subject to potential environmental liabilities;

•	The Company may incur losses that are uninsured or exceed policy coverage due to its liability for certain injuries to persons, property or the environment occurring on its properties and

•	The Company could incur additional expenses in order to comply with or respond to claims under the Americans with Disabilities Act or otherwise be adversely affected by changes in government regulations, including changes in environmental, zoning, tax and other regulations.
Executive Summary
     The Company is a self-administered and self-managed REIT, in the business of acquiring, developing, redeveloping, owning, leasing and managing shopping centers. As of September 30, 2008, the Company’s portfolio consisted of 713 shopping centers and six business centers (including 329 owned through unconsolidated joint ventures and 40 that are otherwise consolidated by the Company). These properties consist of shopping centers, lifestyle centers and enclosed malls owned in the United States, Puerto Rico and Brazil. At September 30, 2008, the Company owned and/or managed approximately 146.3 million total square feet of Gross Leasable Area (“GLA”), which includes all of the aforementioned properties and one property owned by a third party. The Company also has assets under development in Canada and Russia. The Company believes that its portfolio of shopping center properties is one of the largest (measured by the amount of total GLA) currently held by any publicly-traded REIT. At September 30, 2008, the aggregate occupancy of the Company’s shopping center portfolio was 94.5%, as compared to 94.9% at September 30, 2007. The Company owned 708 shopping centers at September 30, 2007. The average annualized base rent per occupied square foot was $12.47 at September 30, 2008, as compared to $12.15 at September 30, 2007. The Company also owns six office and industrial properties.
     Net income applicable to common shareholders for the three-month period ended September 30, 2008, was $27.9 million, or $0.23 per share (diluted and basic), compared to $32.7 million, or $0.26 per share (diluted) and $0.27 per share (basic), for the prior-year period. Net income applicable to common shareholders for the nine-month period ended September 30, 2008, was $90.2 million, or $0.75 per share (diluted and basic), compared to $192.9 million, or $1.59 per share (diluted) and $1.60 per share (basic), for the prior-year period. Funds from operations (“FFO”) applicable to common shareholders for the three-month period ended September 30, 2008, was $100.0 million compared to $99.5 million for the three-month period ended September 30, 2007, an increase of 0.5%. FFO applicable to common shareholders for the nine-month period ended September 30, 2008, was $298.7 million compared to $365.0 million for the nine-month period ended September 30, 2007, a decrease of 18.2%. The decrease in net income and FFO applicable to common shareholders for the nine-month period ended September 30, 2008, of approximately $102.7 million and $66.3 million, respectively, is primarily related to a reduction in the amount of transactional income earned compared to the same period in 2007 (gains on disposition of real estate of approximately $72.5 million and promoted income from joint venture interests of approximately $14.3 million), the transfer of 62 assets to unconsolidated joint ventures in 2007 and the sale of 67 assets to third parties in 2007.
Third quarter 2008 operating results
     The results for the three-month period ended September 30, 2008, reflect only a small amount of transactional income as compared to the comparable period of 2007. Notwithstanding this decrease in transactional activity, the third quarter results demonstrate the stability and the consistency of the core portfolio. Net income applicable to common shareholders of $27.9 million is primarily derived from recurring operating income from the Company’s core portfolio. Further, the Company’s operating metrics continue to be in line with its expectations.
     Significant asset sales closed late in the second quarter and in the third quarter of 2007 and, as such, a year-over-year comparison is difficult. The Company sold approximately $1.4 billion of assets into joint venture investments during this time period. The revenues and expenses in 2007 associated with these assets, as depreciation expense was not recorded for the newly acquired Inland Retail Real Estate Trust, Inc. (“IRRETI”) assets sold, are reflected in the 2007 results and are not reclassified to discontinued operations due to the Company’s continuing involvement with these assets.
     In response to the unprecedented events that have recently taken place in the capital markets, the Company has refined its strategies in order to mitigate risk and focus on core operating results. The Company’s top priority is to ensure that it is positioned to navigate this current challenging environment and emerge as a stronger company. The Company is taking proactive steps, as described below, to reduce leverage by utilizing strategic financial measures to protect the Company’s long-term financial strength. The Company expects to continue to enhance liquidity, protect the quality of the balance sheet and maximize access to a variety of capital sources.
     The Company intends to address its capital requirements through generating capital from anticipated asset sales, including sales to joint ventures, retaining capital, the elimination of the fourth quarter 2008 dividend, as well as the previously announced intention to reduce its 2009 quarterly dividend, and pursuing existing and prospective financings, in order to fund the Company’s debt repayments and repurchases and, to the extent deemed appropriate, minimizing further capital expenditures.
     With respect to capital expenditures, the Company generally considers this type of spending to be discretionary. Within the Company’s development and redevelopment portfolios, the Company has dramatically reduced expected spending and is able to do so by phasing construction until sufficient pre-leasing is reached and financing is in place. One of the historical benefits of the Company’s asset class is the relatively low level of capital necessary to lease and maintain the portfolio. The Company can operate the portfolio in a highly cash-efficient manner and still generate consistent cash flows.
     The Company will selectively pursue new investment opportunities only after significant equity and debt financings are identified and when underwritten expected returns sufficiently exceed the Company’s current cost of capital. The Company is focusing on conserving capital, ensuring that capital allocation decisions are prudent. The Company continues to scrutinize all capital expenditures for its development pipeline as well. The Company does not expect to pursue any further projects that do not meet the Company’s pre-leasing thresholds or other thresholds necessary to secure third-party construction financing and/or the Company’s return thresholds. In situations where the Company’s joint ventures are unable to obtain adequate third-party financing, construction may be delayed on development projects until such financing is obtained.
     With respect to international development, the Company has recently suspended funding relating to proposed developments in Russia until there is greater clarity on the economic and business environment in that country and debt financing is available on commercially reasonable terms. In Brazil, the project in Manaus is almost fully leased and expected to become operational in April 2009.

The Company does not expect to commence any other prospective development projects in Brazil in the near future. While the Company continues to believe in the long term value of these prospective development projects and their returns in the future, capital is being carefully rationed at this time. As a result only projects that meet the Company’s underwriting thresholds are expected to receive funding.
     The Company has adjusted its leasing strategy to meet the changing environment. The Company’s top leasing priority is to maintain occupancy with high-quality tenants. The Company has conducted full portfolio reviews and is meeting with its major tenants. The Company is proactively renewing tenants’ extension options before the contractual expiration dates. The Company is also executing leases more quickly, in particular leases which require no or nominal capital investment by the Company. The Company is also revisiting and renegotiating deals that had previously been declined to determine if they may be feasible and in best interest of the Company on revised terms given the current market conditions.
     In response to recent tenant bankruptcies and potential space recapture, the Company has dedicated personnel in the leasing department to monitor the day-to-day events of the bankruptcy process and to focus on marketing and re-tenanting those properties. This approach increases the Company’s ability to more quickly release units whose leases have been rejected and to pursue package deals or portfolio transactions to mitigate potential vacancies or rent loss caused by such bankruptcy proceeding.
     Operationally, the third quarter of 2008 was rewarding from a leasing perspective, considering the challenging environment in which the Company operated. The Company expects that 2009 will be equally challenging. The Company intends to respond in a conservative manner by concentrating on the Company’s core operations and limiting development spending.
     The Company has experienced many difficult economic cycles before. The Company knows that the best strategy is to focus on and commit to the basics of maintaining and enhancing a high-quality retail real estate portfolio, which generates the vast majority of the Company’s revenues and drives value creation, in addition to making more capital available for distribution and investment.
Results of Operations
Revenues from Operations (in thousands)

	Three-Month Periods Ended
	September 30,
	2008	2007	$ Change	% Change
Base and percentage rental revenues	$159,285	$158,891	$394	0.2%
Recoveries from tenants	51,644	51,609	35	0.1
Ancillary and other property income	4,950	5,110	(160)	(3.1)
Management fees, development fees and other fee income	15,378	13,827	1,551	11.2
Other	2,656	2,110	546	25.9

Total revenues	$233,913	$231,547	$2,366	1.0%

	Nine-Month Periods Ended
	September 30,
	2008	2007	$ Change	% Change
Base and percentage rental revenues	$480,030	$485,087	$(5,057)	(1.0)%
Recoveries from tenants	152,194	152,640	(446)	(0.3)
Ancillary and other property income	15,932	14,048	1,884	13.4
Management fees, development fees and other fee income	47,302	34,906	12,396	35.5
Other	7,834	13,536	(5,702)	(42.1)

Total revenues	$703,292	$700,217	$3,075	0.4%

     Base and percentage rental revenues relating to new leasing, re-tenanting and expansion of the core portfolio properties (shopping center properties owned as of January 1, 2007, and since March 1, 2007, with regard to IRRETI assets, but excluding properties under development/redevelopment and those classified as discontinued operations) (“Core Portfolio Properties”) increased approximately $4.1 million, or 1.0%, for the nine-month period ended September 30, 2008, as compared to the same period in 2007. There was a decrease in overall base and percentage rental revenues due to the following (in millions):

Increase
(Decrease)
Core Portfolio Properties	$4.1
IRRETI merger and acquisition of real estate assets	18.3
Development/redevelopment of shopping center properties	3.3
Disposition of shopping center properties in 2007	(28.9)
Business center properties	0.4
Straight-line rents	(2.3)

$(5.1)

     At September 30, 2008, the aggregate occupancy rate of the Company’s shopping center portfolio was 94.5%, as compared to 94.9% at September 30, 2007. The Company owned 713 shopping centers at September 30, 2008, as compared to 708 shopping centers at September 30, 2007. The average annualized base rent per occupied square foot was $12.47 at September 30, 2008, as compared to $12.15 at September 30, 2007.
     At September 30, 2008, the aggregate occupancy rate of the Company’s wholly-owned shopping centers was 93.3%, as compared to 93.6% at September 30, 2007. The Company had 344 wholly-owned shopping centers at September 30, 2008, as compared to 352 shopping centers at September 30, 2007. The average annualized base rent per occupied square foot for wholly-owned shopping centers was $11.68 at September 30, 2008, as compared to $11.50 at September 30, 2007.
     At September 30, 2008, the aggregate occupancy rate of the Company’s joint venture shopping centers was 94.0%, as compared to 97.2% at September 30, 2007. The Company’s joint ventures owned 369 shopping centers including 40 consolidated centers primarily owned through the Mervyns Joint Venture at September 30, 2008, as compared to 317 shopping centers including 39 consolidated centers primarily owned through the Mervyns Joint Venture at September 30, 2007. The average annualized base rent per occupied square foot was $13.15 at September 30, 2008, as compared to

$12.72 at September 30, 2007. The increase in annualized base rent is primarily a result of the tenant mix of shopping center assets in the joint ventures at September 30, 2008, as compared to September 30, 2007.
     At September 30, 2008, the aggregate occupancy rate of the Company’s business centers was 80.9%, as compared to 64.1% at September 30, 2007. The increase in occupancy is primarily a result of the sale of the business center in Boston, Massachusetts. The business centers consist of six assets in four states at September 30, 2008. The business centers consisted of seven assets in five states at September 30, 2007.
     Recoveries from tenants decreased $0.4 million for the nine-month period ended September 30, 2008, as compared to the same period in 2007. This decrease is primarily due to the transfer of assets to joint ventures in 2007. Operating expenses and real estate taxes increased approximately $14.0 million primarily due to the merger with IRRETI in February 2007 and the Company’s Core Portfolio Properties. Recoveries were approximately 80.0% and 86.6% of operating expenses and real estate taxes for the nine-month periods ended September 30, 2008 and 2007, respectively.
     The decrease in recoveries from tenants was primarily related to the following (in millions):

Increase
(Decrease)
IRRETI merger and acquisition of real estate assets	$5.8
Development/redevelopment of shopping center properties in 2008 and 2007	3.2
Transfer of assets to unconsolidated joint ventures in 2007	(10.7)
Increase in operating expenses at the remaining shopping center and business center properties	1.3

$(0.4)

     Ancillary and other property income is a result of pursuing additional revenue opportunities in the Core Portfolio Properties. Continued growth is anticipated in the area of ancillary or non-traditional revenue as new revenue opportunities are identified and as currently established revenue opportunities grow throughout the Company’s core, acquired and development portfolios. The increase in ancillary and other property income is offset by the conversion of operating arrangements at one of the Company’s shopping centers into a long-term lease agreement. This conversion resulted in a decrease in ancillary and other property income of $3.8 million and a corresponding increase in base rent. Ancillary revenue opportunities have in the past included short-term and seasonal leasing programs, outdoor advertising programs, wireless tower development programs, energy management programs, sponsorship programs and various other programs.

     The increase in management, development and other fee income for the nine-month period ended September 30, 2008, is primarily due to the following (in millions):

Increase
(Decrease)
Newly formed unconsolidated joint venture interests	$7.2
Development fee income	(0.8)
Other income	3.7
Sale of several of the Company’s unconsolidated joint venture properties	(0.5)
Leasing commissions	2.9
Decrease in management fee income at various unconsolidated joint ventures	(0.1)

$12.4

     Management fee income is expected to continue to increase as joint venture assets under development become operational or as assets are transferred into joint ventures. Management fee income may also increase if unconsolidated joint ventures acquire additional properties. Development fee income was primarily earned through the redevelopment of joint venture assets that are owned through the Company’s investments with the Coventry II Fund. In light of current market conditions, development fees may decline if development projects are delayed. The Company may pursue additional developments through new and unconsolidated joint ventures as opportunities present themselves and to the extent consistent with the Company’s current development strategies and underwriting thresholds.
     Other income for the three- and nine-month periods ended September 30, 2008 and 2007, was composed of the following (in millions):

	Three-Month		Nine-Month
	Periods Ended		Periods Ended
	September 30,		September 30,
	2008	2007	2008	2007
Acquisition and financing fees (1)	$1.9	$0.2	$1.9	$7.9
Lease termination fees	0.8	1.4	5.5	4.9
Other	—	0.5	0.4	0.7

	$2.7	$2.1	$7.8	$13.5

(1)	Includes acquisition fees of $6.3 million earned from the formation of the joint venture with TIAA-CREF in February 2007, excluding the Company’s retained ownership interest. The Company’s fees were earned in conjunction with services rendered by the Company in connection with the acquisition of the IRRETI real estate assets. Financing fees were earned in connection with the formation and refinancing of unconsolidated joint ventures, excluding the Company’s retained ownership interest. The Company’s fees are earned in conjunction with the closing and amount of the financing transaction by the joint venture.
Expenses from Operations (in thousands)

	Three-Month Periods Ended
	September 30,
	2008	2007	$ Change	% Change
Operating and maintenance	$35,992	$32,596	$3,396	10.4%
Real estate taxes	28,407	26,516	1,891	7.1
General and administrative	19,560	19,626	(66)	(0.3)
Depreciation and amortization	63,297	55,803	7,494	13.4

	$147,256	$134,541	$12,715	9.5%

	Nine-Month Periods Ended
	September 30,
	2008	2007	$ Change	% Change
Operating and maintenance	$106,512	$93,990	$12,522	13.3%
Real estate taxes	83,719	82,284	1,435	1.7
General and administrative	61,607	60,304	1,303	2.2
Depreciation and amortization	177,544	161,274	16,270	10.1

	$429,382	$397,852	$31,530	7.9%

     Operating and maintenance expenses include the Company’s provision for bad debt expense, which approximated 1.4% and 0.9% of total revenues for the nine-month periods ended September 30, 2008 and 2007, respectively (see Economic Conditions).
     The increase in rental operation expenses, excluding general and administrative, for the nine-month period ended September 30, 2008, compared to 2007, is due to the following (in millions):

	Operating	Real	Depreciation
	and	Estate	and
	Maintenance	Taxes	Amortization
Core Portfolio Properties	$9.1	$0.8	$6.7
IRRETI merger and acquisition of real estate assets	2.9	3.8	9.3
Development/redevelopment of shopping center properties	2.9	1.8	3.0
Transfer of assets to unconsolidated joint ventures in 2007	(6.3)	(5.0)	(3.8)
Business center properties	—	—	0.1
Provision for bad debt expense	3.9	—	—
Personal property	—	—	1.0

	$12.5	$1.4	$16.3

     General and administrative expenses for the nine-month period ended September 30, 2008, includes increased expenses primarily due to the merger with IRRETI and additional stock-based compensation expense. Total general and administrative expenses were approximately 4.3% and 4.6%, respectively, of total revenues, including total revenues of unconsolidated joint ventures, for the nine-month periods ended September 30, 2008 and 2007, respectively. General and administrative expenses for the nine-month period ended September 30, 2007 include additional compensation expense of $4.1 million that was recorded by the Company in connection with the Company’s former president’s departure as an executive officer.
     The Company continues to expense internal leasing salaries, legal salaries and related expenses associated with certain leasing and re-leasing of existing space. In addition, the Company capitalized certain direct and incremental construction and software development and implementation costs consisting of direct wages and benefits, travel expenses and office overhead costs of $11.8 million and $9.6 million for the nine-month periods ending September 30, 2008 and 2007, respectively.

Other Income and Expenses (in thousands)

	Three-Month Periods Ended
	September 30,
	2008	2007	$ Change	% Change
Interest income	$1,663	$1,564	$99	6.3%
Interest expense	(60,651)	(61,666)	1,015	(1.6)
Other expense, net	(6,859)	(225)	(6,634)	2,948.4

	$(65,847)	$(60,327)	$(5,520)	9.2%

	Nine-Month Periods Ended
	September 30,
	2008	2007	$ Change	% Change
Interest income	$2,791	$7,726	$(4,935)	(63.9)%
Interest expense	(182,782)	(194,581)	11,799	(6.1)
Other expense, net	(7,259)	(675)	(6,584)	975.4

	$(187,250)	$(187,530)	$280	(0.1)%

     Interest income for the nine-month period ended September 30, 2008, decreased primarily due to excess cash held by the Company immediately following the closing of the IRRETI merger in February 2007.
     Interest expense decreased primarily due to the sale of approximately $1.4 billion of assets in the second and third quarter of 2007. In addition, interest expense was lower due to a decrease in short-term interest rates. Offsetting the above decreases was an increase in interest expense due to the IRRETI merger, which closed in February 2007, and associated borrowings combined with other development assets becoming operational. The weighted average debt outstanding and related weighted average interest rates are as follows:

	Nine-Month
	Periods
	Ended September 30,
	2008	2007
Weighted average debt outstanding (billions)	$5.8	$5.5
Weighted average interest rate	4.7%	5.3%

	At September 30,
	2008	2007
Weighted average interest rate	4.9%	5.2%
     The reduction in weighted average interest rates is primarily related to a decline in short-term interest rates for the nine-month period ended September 30, 2008 as compared to the prior year period. Interest costs capitalized, in conjunction with development and expansion projects and development joint venture interests, were $9.9 million and $28.4 million for the three- and nine-month periods ended September 30, 2008, respectively, as compared to $7.2 million and $18.7 million for the same periods in the prior year.
     Other expense primarily relates to abandoned acquisition and development project costs and litigation costs offset by a gain of $0.2 million from the repurchase of $3.425 million of the Company’s senior notes. The increase in other expense for the third quarter of 2008 is due in part to an accrual for the potential liability associated with a litigation judgment as well as the related litigation expenses (See Legal Matters).
     Other (in thousands)

	Three-Month Periods Ended
	September 30,
	2008	2007	$ Change	% Change
Equity in net income of joint ventures	$1,981	$6,003	$(4,022)	(67.0)%
Minority interests	(1,524)	(2,204)	680	(30.9)
Tax benefit (expense) of taxable REIT subsidiaries and franchise taxes	16,414	(483)	16,897	(3498.3)

	Nine-Month Periods Ended
	September 30,
	2008	2007	$ Change	% Change
Equity in net income of joint ventures	$21,924	$33,887	$(11,963)	(35.3)%
Minority interests	(5,865)	(16,204)	10,339	(63.8)
Tax benefit of taxable REIT subsidiaries and franchise taxes	15,070	15,294	(224)	(1.5)
     The decrease in equity in net income of joint ventures is primarily due to the promoted income of $14.3 million earned during the nine-month period ended September 30, 2007, related to the sale of certain joint venture assets, partially offset by increased income at the joint ventures. A summary of the decrease in equity in net income of joint ventures for the nine-month period ended September 30, 2008, is composed of the following (in millions):

Increase
(Decrease)
Acquisition of assets by unconsolidated joint ventures	$(1.4)
Decrease in gains from sale transactions as compared to 2007	(14.5)
Acquisitions and increased operating results of a joint venture in Brazil	4.8
Various other decreases	(0.9)

$(12.0)

     In addition to the sale of the DDR Markaz LLC Joint Venture assets in June 2007, the Company’s unconsolidated joint ventures sold the following assets during 2007:
     2007 Sales
     One 25.5% effectively-owned shopping center
     Six sites formerly occupied by Service Merchandise

     Minority interest expense decreased for the nine-month period ended September 30, 2008, primarily due to the following (in millions):

(Increase)
Decrease
Preferred operating partnership units (1)	$9.7
Mervyns Joint Venture (owned approximately 50% by the Company)	0.4
Conversion of 0.5 million of operating partnership minority interests (“OP Units”) to common shares	0.6
Increase in net income from consolidated joint venture investments	(0.4)

$10.3

(1)	Preferred operating partnership units were issued in February 2007 as part of the financing of the IRRETI merger. These units were repaid in June 2007.
     In the third quarter of 2008, the Company recognized a $16.7 million income tax benefit. Approximately $15.6 million of this amount related to the release of valuation allowances associated with deferred tax assets that were established in prior years. These valuation allowances were previously established due to the uncertainty that the deferred tax assets would be utilizable.
     In order to maintain its REIT status, the Company must meet certain income tests to ensure that its gross income consists of passive income and not income from the active conduct of a trade or business. The Company utilizes its Taxable REIT Subsidiary (“TRS”) to the extent certain fee and other miscellaneous non-real estate related income cannot be earned by the REIT. During the third quarter of 2008, the Company began recognizing certain fee and miscellaneous other non-real estate related income within its TRS.
     Therefore, based on the Company’s evaluation of the current facts and circumstances the Company determined during the third quarter of 2008 that the valuation allowance should be released as it was more-likely-than-not that the deferred tax assets would be utilized in future years. This determination was based upon the increase in fee and miscellaneous other non-real estate related income which is projected to be recognized within the Company’s TRS.
     The aggregate income tax benefit of $15.3 million for the nine-month period ended September 30, 2007, is primarily due to the Company recognizing an income tax benefit of approximately $15.4 million in the first quarter of 2007 resulting from the reversal of a previously established valuation allowance against certain deferred tax assets. The reserves were related to deferred tax assets established in prior years, at which time it was determined that it was more-likely-than-not that the deferred tax asset would not be realized and, therefore, a valuation allowance was required. Several factors were considered in the first quarter of 2007 that contributed to the reversals of the valuation allowance. The most significant factor was the sale of merchant building assets by the Company’s taxable REIT subsidiary in the second quarter of 2007 and similar projected taxable gains for future periods. Other factors include the merger of various taxable REIT subsidiaries and the anticipated profit levels of the Company’s taxable REIT subsidiaries, which will facilitate the realization of the deferred tax assets. Management regularly assesses established reserves and adjusts these reserves when facts and circumstances indicate that a change in estimate is necessary. Based upon these factors, management determined that it was more-likely-than-not that the deferred tax assets would be realized in the future and, accordingly, the valuation allowance recorded against those deferred tax assets was no longer required.

Discontinued Operations (in thousands)

	Three-Month
	Periods Ended
	September 30,
	2008	2007	$ Change	% Change
Income (loss) from discontinued operations	$458	$(93)	$551	(592.5)%
Loss on disposition of real estate, net of tax	(2,717)	(310)	(2,407)	(776.5)

	Nine-Month
	Periods Ended
	September 30,
	2008	2007	$ Change	% Change
(Loss) income from discontinued operations	$(461)	$8,408	$(8,869)	(105.5)%
(Loss) gain on disposition of real estate, net of tax	(1,830)	13,323	(15,153)	(113.7)
     Included in discontinued operations for the three- and nine-month periods ended September 30, 2008 and 2007, are 11 properties sold in 2008 (including one business center and one property classified as held for sale at December 31, 2007), aggregating 0.9 million square feet, and 67 shopping centers sold in 2007 (including one property held for sale at December 31, 2006 and 22 properties acquired through the IRRETI merger in 2007), aggregating 6.3 million square feet.
     In September 2008, the Company sold its approximate 56% interest in one of its business centers to its partner for $20.7 million and recorded an aggregate loss of $5.8 million. The Company’s partner exercised its buy-sell rights provided under the joint venture agreement in July 2008 and the Company elected to sell its interest pursuant to the terms of the buy-sell right in mid-August 2008.
Gain on Disposition of Real Estate (in thousands)

	Three-Month Periods Ended
	September 30,
	2008	2007	$ Change	% Change
Gain on disposition of real estate, net of tax	$3,093	$3,691	$(598)	(16.2)%

	Nine-Month Periods Ended
	September 30,
	2008	2007	$ Change	% Change
Gain on disposition of real estate, net of tax	$6,368	$63,713	$(57,345)	(90.0)%
     The Company recorded net gains on disposition of real estate and real estate investments for the three- and nine-month periods ended September 30, 2008 and 2007, as follows (in millions):

	Three-Month		Nine-Month
	Periods Ended		Periods Ended
	September 30,		September 30,
	2008	2007	2008	2007
Transfer of assets to DDR Domestic Retail Fund I (1) (2)	$—	$(0.1)	$—	$1.9
Transfer of assets to TRT DDR Venture I (1) (3)	—	0.1	—	50.3
Land sales (4)	3.0	2.0	5.7	10.0
Previously deferred gains and other gains and loss on dispositions (5)	0.1	1.7	0.7	1.5

	$3.1	$3.7	$6.4	$63.7

(1)	This disposition is not classified as discontinued operations due to the Company’s continuing involvement through its retained ownership interest and management agreements.

(2)	The Company transferred two wholly-owned assets. The Company did not record a gain on the contribution of 54 assets, as these assets were recently acquired through the merger with IRRETI.

(3)	The Company transferred three recently developed assets.

(4)	These dispositions did not meet the criteria for discontinued operations as the land did not have any significant operations prior to disposition.

(5)	These gains and losses are primarily attributable to the subsequent leasing of units related to master lease and other obligations originally established on disposed properties, which are no longer required.
Net Income (in thousands)

	Three-Month Periods Ended
	September 30,
	2008	2007	$ Change	% Change
Net income	$38,515	$43,283	$(4,768)	(11.0)%

	Nine-Month Periods Ended
	September 30,
	2008	2007	$ Change	% Change
Net income	$121,866	$233,256	$(111,390)	(47.8)%

     Net income decreased for the nine-month period ended September 30, 2008 primarily due to the reduction in the amount of transactional income earned compared to the same period in 2007 (gains on disposition of real estate of approximately $72.5 million and promoted income from joint venture interests of approximately $14.3 million) and the transfer of 62 assets to unconsolidated joint venture interests in 2007 and the sale of 67 assets to third parties in 2007. A summary of changes in net income in 2008 as compared to 2007 is as follows (in millions):

	Three-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,
Decrease in net operating revenues (total revenues in excess of operating and maintenance expenses and real estate taxes) (1)	$(3.0)	$(10.8)
Decrease (increase) in general and administrative expenses	0.1	(1.3)
Increase in depreciation expense (2)	(7.5)	(16.3)
Increase (decrease) in interest income	0.1	(4.9)
Decrease in interest expense	1.0	11.8
Change in other expense	(6.6)	(6.6)
Decrease in equity in net income of joint ventures (3)	(4.0)	(12.0)
Decrease in minority interest expense	0.7	10.3
Change in income tax benefit/expense	16.9	(0.2)
Increase (decrease) in income from discontinued operations	0.5	(8.9)
Decrease in gain on disposition of real estate of discontinued operations properties	(2.4)	(15.2)
Decrease in gain on disposition of real estate	(0.6)	(57.3)

Decrease in net income	$(4.8)	$(111.4)

(1)	Decrease primarily related to assets sold to joint ventures in 2007.

(2)	Increase primarily related to the IRRETI merger.

(3)	Decrease primarily due to a reduction of promoted income associated with 2007 joint venture asset sales.
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
     This measure of performance is used by the Company for several business purposes and by other REITs. The Company uses FFO (i) to determine incentives for executive compensation based on the Company’s performance, (ii) as a measure of a real estate asset’s performance, (iii) to shape acquisition, disposition and capital investment strategies and (iv) to compare the Company’s performance to that of other publicly traded shopping center REITs.
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

     For the three-month period ended September 30, 2008, FFO applicable to common shareholders was $100.0 million, as compared to $99.5 million for the same period in 2007. For the nine-month period ended September 30, 2008, FFO applicable to common shareholders was $298.7 million, as compared to $365.0 million for the same period in 2007. The decrease in FFO, for the nine-month period ended September 30, 2008, is primarily related to a reduction in the amount of transactional income earned during the same period in 2007 and the transfer of 62 assets to unconsolidated joint venture interests in 2007 and the sale of 67 assets to third parties in 2007. The Company’s calculation of FFO is as follows (in thousands):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income applicable to common shareholders (1)	$27,948	$32,716	$90,164	$192,889
Depreciation and amortization of real estate investments	61,099	54,235	172,740	160,819
Equity in net income of joint ventures	(1,981)	(6,003)	(21,924)	(33,887)
Joint ventures’ FFO (2)	15,833	17,602	60,922	62,475
Minority interests (OP Units)	261	569	1,145	1,706
(Gain) loss on disposition of depreciable real estate (3)	(3,170)	430	(4,321)	(19,013)

FFO applicable to common shareholders	99,990	99,549	298,726	364,989
Preferred dividends	10,567	10,567	31,702	40,367

Total FFO	$110,557	$110,116	$330,428	$405,356

(1)	Includes straight-line rental revenues of approximately $2.3 million and $2.8 million for the three-month periods ended September 30, 2008 and 2007, respectively, and $7.2 million and $9.4 million for the nine-month periods ended September 30, 2008 and 2007, respectively.

(2)	Joint venture’s FFO is summarized as follows (in thousands):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net (loss) income (a)	$(22,793)	$18,798	$75,583	$149,331
Loss (gain) on disposition of real estate, net	—	103	13	(91,339)
Depreciation and amortization of real estate investments	59,274	55,702	175,723	135,539

	$36,481	$74,603	$251,319	$193,531

DDR ownership interest (b)	$15,833	$17,602	$60,922	$62,475

(a)	Includes straight-line rental revenue of approximately $1.5 million and $2.3 million for the three-month periods ended September 30, 2008 and 2007, respectively, of which the Company’s proportionate share was $0.2 million and $0.3 million , respectively. For the nine-month periods ended September 30, 2008 and 2007, includes straight-line rental revenue of approximately $5.7 million and $6.6 million, respectively, of which the Company’s proportionate share was $0.7 million and $1.0 million, respectively.

(b)	The Company’s share of joint venture net income has been reduced by $0.6 million and $0.2 million for the three-month periods ended September 30, 2008 and 2007, respectively, related to basis differences in depreciation and adjustments to gain on sales. The Company’s share of joint venture net income has been reduced by $0.9 million and $0.6 million for the nine-month periods ended September 30, 2008 and 2007, respectively, related to basis differences in depreciation and adjustments to gain on sales.

At September 30, 2008 and 2007, the Company owned unconsolidated joint venture interests relating to 329 and 317 operating shopping center properties, respectively.

(3)	The amount reflected as gain on disposition of real estate and real estate investments from continuing operations in the consolidated statement of operations includes residual land sales, which management considers to be the disposition of non-depreciable real property and the sale of newly developed shopping centers. These dispositions are included in the Company’s FFO and therefore are not reflected as an adjustment to FFO. For the three-month periods ended September 30, 2008 and 2007, net gains resulting from residual land sales aggregated $3.0 million and $2.0 million, respectively. For the nine-month periods ended September 30, 2008 and 2007, net gains resulting from residual land sales aggregated $5.7 million and $10.0 million, respectively. For the three-month periods ended September 30, 2008 and 2007, merchant building gains, net of tax, aggregated $0.1 million and $1.8 million, respectively. For the nine-month periods ended September 30, 2008 and 2007, merchant building gains, net of tax, aggregated $0.4 million and $48.0 million, respectively.
Liquidity and Capital Resources
     The Company maintains an unsecured revolving credit facility with a syndicate of financial institutions, for which JP Morgan serves as the administrative agent (the “Unsecured Credit Facility”). The Unsecured Credit Facility provides for borrowings of $1.25 billion if certain financial covenants are maintained, and an accordion feature for a future expansion to $1.4 billion upon the Company’s request, provided that new or existing lenders agree to the existing terms of the facility and increase their commitment level, and a maturity date of June 2010, with a one-year extension option. The Company also maintains a $75 million unsecured revolving credit facility, amended in December 2007, with National City Bank (together with the Unsecured Credit Facility, the “Revolving Credit Facilities”). This facility has a maturity date of June 2010, with a one-year extension option at the option of the Company subject to certain customary closing conditions. The Revolving Credit Facilities require the Company to comply with certain covenants relating to total outstanding indebtedness, secured indebtedness, maintenance of unencumbered real estate assets and fixed charge coverage. The Company was in compliance with these covenants at September 30, 2008. Should the Company be in default under the Revolving Credit Facilities, the default could result in an acceleration of the maturity of the Revolving Credit Facilities unless a waiver or modification is agreed upon by a requisite percentage of the lenders under the Revolving Credit Facilities. The Revolving Credit Facilities are used to finance the acquisition, development and expansion of shopping center properties, to provide working capital and for general corporate purposes. The Company continues to maintain a substantial unencumbered asset pool that it believes can be used for additional secured and unsecured borrowings.
     At September 30, 2008, the following information summarizes the availability of the Revolving Credit Facilities (in billions):

Revolving Credit Facilities	$1.317
Less:
Amount outstanding	(0.956)
Letters of credit	(0.005)

Amount Available	$0.356

     As of September 30, 2008, the Company had cash of $30.2 million. As of September 30, 2008, the Company also had 300 unencumbered consolidated operating properties generating $350.9 million,

or 49.9% of the total revenue of the Company for the nine-month period ended September 30, 2008, thereby providing a potential collateral base for future borrowings, subject to consideration of the financial covenants on unsecured borrowings.
     On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman Holdings”) filed for protection under Chapter 11 of the United States Bankruptcy Code. Subsequently, Lehman Commercial Paper Inc. (“Lehman CPI”), a subsidiary of Lehman Holdings, also filed for protection under Chapter 11 of the United States Bankruptcy Code. Lehman CPI had a $20.0 million credit commitment under the Company’s Unsecured Credit Facilities and, at the time of the filing of this Form on 10-Q, approximately $7.6 million of Lehman CPI’s commitment was undrawn. In October 2008, the Company was notified that Lehman CPI’s commitment would not be assumed. As a result, the Company’s availability under the Unsecured Credit Facility was effectively reduced by approximately $7.6 million. The Company does not believe that this reduction of credit has a material effect on the Company’s liquidity and capital resources.
     The Company anticipates that cash flow from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and dividend payments in accordance with REIT requirements. The Company intends to utilize a combination of equity raised from expected asset sales that are accounted for as discontinued operations, sales to joint ventures, retained capital, the elimination of the fourth quarter 2008 dividend, as well as the previously announced intention to reduced its 2009 quarterly dividend. In addition, the Company is pursuing prospective financings, and refinancings in order to fund its debt repayments and repurchases and, to the extent deemed appropriate, minimizing further capital expenditures. The Company may also, from time to time, repurchase its existing debt securities using cash, common shares, or other securities or any combination thereof prior to maturity. While the Company reviews numerous investment opportunities, it does not expect to invest significant capital in these projects until debt maturities are appropriately addressed. Moreover, in the unlikely event that the capital markets remain indefinitely closed, the Company believes that it can rely on its free cash flow, asset sales, and unencumbered asset pool as sources of funding.
     The Company has addressed all of the significant debt maturities occurring in the fourth quarter of 2008. Part of the Company’s overall strategy includes not just addressing the 2009 debt maturities, but also the debt maturing in the following years. Over the years, the Company has been very careful to balance the amount and timing of its debt maturities. Notably, the Company has no major maturities between February 2009 through April 2010, providing time to ensure that the larger maturities, including the Company’s credit facilities, which occur in 2010 through 2012, are addressed. The Company continually evaluates its debt maturities, and based on management’s current assessment, believes it has viable financing and refinancing alternatives that will not materially adversely impact its expected financial results. Although the credit environment has become much more difficult since the third quarter of 2008, the Company continues to pursue opportunities with the largest U.S. banks, select life insurance companies, certain local banks and some international lenders. The Company has noticed a trend that the approval process from the lenders has slowed, while pricing and loan-to-value ratios remain dependent on specific deal terms and in general, spreads are higher and loan-to-values are lower, but the lenders are continuing to execute financing agreements. Moreover, the Company continues to look beyond 2008 to ensure the Company is prepared if the current credit market dislocation continues (see Contractual Obligations and Other Commitments).
     During the first nine months of 2008, the Company completed an aggregate collateralized financing of $350 million, with a fixed interest coupon rate of 5% and a five-year maturity. Construction loan closings for the Company’s wholly-owned assets included a three-year $44.5 million loan on a development property in Horseheads, New York in September 2008, a three-year, $40 million loan relating to the expansion of the Company’s corporate headquarters in Beachwood, Ohio in April 2008 and a $71 million construction loan on a development property in Homestead, Florida in March 2008.
     The Company’s joint venture with Macquarie DDR Trust (ASX: MDT) (“MDT”), an Australian Real Estate Investment Trust, refinanced $340.0 million of mortgage debt with new mortgage debt proceeds aggregating $370 million. In the second and third quarters of 2008, refinancings at six of the Company’s unconsolidated joint ventures aggregated $166.5 million with terms ranging from LIBOR plus 1.50% to LIBOR plus 3.50%. In March 2008, the Company refinanced $72.1 million of mortgage debt at one of its unconsolidated joint ventures with the existing lender at LIBOR plus 1.25% with a two-year maturity and a one-year extension option. In February 2008, the Company’s 50% joint venture with Sonae Sierra, which owns and develops retail real estate in Brazil, closed on a R$50 million reais revolving credit facility.
     As of September 30, 2008, the Company had $56.6 million of consolidated debt and the Company’s joint ventures had $66.5 million of unconsolidated joint venture debt maturing during the balance of 2008. The 2008 debt maturities are anticipated to be repaid through several sources as described below.
     The Company’s remaining 2008 consolidated debt maturities are comprised of four mortgages aggregating $56.6 million, of which two loans aggregating $25.2 million will be repaid using the Company’s Revolving Credit Facilities during the fourth quarter of 2008, one mortgage aggregating $12.8 million is expected to be extended, and one loan on a consolidated 50% owned joint venture development aggregating $18.6 million, which was due November 2008 was extended to February 2009.
     The remaining 2008 maturities related to unconsolidated joint venture mortgages aggregate $66.5 million of which $48.0 million is expected to be extended through an existing extension option. The other mortgage, in the amount of $18.5 million, matured in October 2008, has not been repaid or refinanced, and the joint venture has been in discussions with the lender. The lender is willing to extend the loan for an additional 12 months but in exchange is requiring a paydown of approximately $7.5 million. The Company’s partner, which provided an 80% payment guarantee, has not yet provided its 80% share of such paydown. The Company has provided a 20% payment guarantee in connection with this mortgage.
     The Company’s 2009 debt maturities consist of: $275.0 million of consolidated unsecured notes maturing in January 2009; $162.0 million of consolidated mortgage debt and $559.9 million of unconsolidated joint venture mortgage debt. The $275.0 million of consolidated unsecured notes is expected to be repaid from a combination of operating cash flow and amounts available on the Company’s Revolving Credit Facilities. In addition, the Company expects to generate additional cash flow from the sale of non-core assets and the elimination of the dividend for the fourth quarter of 2008. Of the 2009 maturing consolidated mortgage debt, $45.9 million has extension options at existing terms. Of the 2009 maturing unconsolidated joint venture mortgage debt, the joint venture has the option to extend approximately $253.1 million at existing terms. The Company continues discussions with a variety of banks and lenders about opportunities to refinance these maturities and intends to negotiate the most competitive terms possible.
     These obligations generally require monthly payments of principal and/or interest over the term of the obligation. In light of the current economic conditions, no assurance can be provided that the aforementioned obligations will be refinanced or repaid as currently anticipated.
     The Company’s core business of leasing space to well-capitalized retailers continues to perform well, as the Company’s primarily discount-oriented tenants gain market share from retailers offering higher price points and offering more discretionary goods. These long-term leases generate consistent and predictable cash flow after expenses, interest payments, and preferred stock dividends. This capital is available for use at the Company’s discretion for investment, debt repayment, share repurchases and the payment of dividends on our common stock.
     Changes in cash flow from investing and financing activities in 2008 as compared to 2007, are primarily due to a reduction in both the acquisition and sale of assets combined with the related financing activities associated with the transactions. During the nine-month period ended September 30, 2007, the Company completed a $3.1 billion merger with IRRETI, which closed in February 2007, and sold 62 assets to joint ventures and 66 assets to third parties in 2007.
     The Company’s cash flow activities are summarized as follows (in thousands):

	Nine-Month Periods
	Ended September 30,
	2008	2007
Cash flow provided by operating activities	$319,452	$334,570
Cash flow used for investing activities	(402,289)	(926,675)
Cash flow provided by financing activities	64,420	613,427
     During 2007, the Company’s Board of Directors authorized a common share repurchase program. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. Through December 31, 2007, the Company had repurchased under this program 5.6 million of its common shares in open market transactions at an aggregate cost of approximately $261.9 million. From January 1, 2008 through November 3, 2008, the Company has not repurchased any of its common shares.
     For each of the first three quarters of 2008, the Company paid a quarterly dividend of $0.69 per common share. The payout ratio was determined based on common and preferred dividends declared as compared to the Company’s FFO. The Company’s common share dividend payout ratio for the first nine months of 2008 was approximately 83.6% of reported FFO, as compared to 67.9% for the same period in 2007.
     Based upon the Company’s current results of operations and debt maturities, the Company’s Board of Directors approved a 2009 dividend policy that will maximize the Company’s free cash flow,

while still adhering to REIT payout requirements. This policy results in an annual 2009 dividend per common share of approximately $1.50, to be paid quarterly. To further enhance the Company’s current liquidity position and to apply this updated approach to the Company’s payout policy, the Company will not declare a dividend in the fourth quarter of 2008. This change in the dividend policy will result in more than $80 million of additional capital in January 2009 to further increase the Company’s liquidity. As a result, the Company’s 2008 common share dividends will aggregate $2.07 per share. In total, the changes to the Company’s 2008 and 2009 dividend policy should result in additional free cash flow of approximately $230 million, which is expected to be applied primarily to reduce leverage.
See “Off-Balance Sheet Arrangements” and “Contractual Obligations and Other Commitments” sections for discussion of additional disclosure of capital resources.
Acquisitions and Dispositions
     During the nine-month period ended September 30, 2008, the Company and its unconsolidated joint ventures expended an aggregate of approximately $517.9 million ($198.9 million by the Company and $319 million by its unconsolidated joint ventures), net, to acquire, develop, expand, improve and re-tenant various properties. The Company’s acquisition, development, redevelopment and expansion activity is summarized below.
Current Strategies
     The Company continues to proceed with negotiations with numerous parties involving asset sales. In October 2008, the Company had a combination of asset sales under contract and certain assets subject to letters of intent. Prospective buyers range from local individuals to larger, more regional private investors to large REITs. Additionally, the Company is pursuing the sale of additional assets to close in 2009.
     The Company announced that it has reached an agreement for the sale of 13 assets to a new joint venture with an institutional investor, subject to entry into a definitive agreement. Two of the 13 assets are owned by one of the Company’s unconsolidated joint ventures which has a mortgage loan outstanding secured by a pool of properties, including these two assets. The new joint venture anticipated assuming the portion of the loan relating to these two assets and the assumed loan would remain secured by these two assets but would be released as security for the mortgage made to the unconsolidated joint venture. Subsequent to the announcement, the lender of such two assets notified the Company that it would not approve the assumption of such mortgage loan by the unconsolidated joint venture and the release of these two assets as security for the mortgage loan to the unconsolidated joint venture because the release of those two assets would diminish the value of the security for the loan made to the unconsolidated joint venture. Consequently, these two assets are currently excluded from the sale. However, in the event the lender would subsequently approves such assumption and release prior to closing, then these two assets may be again included in the sale. The current terms for the sale of the remaining 11 stabilized assets is at an expected purchase price of approximately $781 million.
     The joint venture is expected to close in December 2008, subject to the satisfaction or waiver of customary closing conditions. Upon closing, the joint venture is expected to be owned 80% by the partner and a 20% subordinated position by the Company. Pursuant to the terms of the joint venture, the Company is expected to receive property management and development/redevelopment fees, as well as leasing and ancillary income fees upon closing. In addition, the Company is expected to receive a promoted interest.

     The transaction is expected to generate approximately $260 million of total net proceeds to the Company, of which approximately $170 million is expected to be available at closing. The remainder is expected to be available when seller first mortgage financing is refinanced. The Company expects to provide further information regarding the transaction once it has closed.
     The Company expects to use the proceeds from these transactions to de-leverage its balance sheet. Given the current market conditions, there can be no assurance that the final purchase agreement or the joint venture agreement will not be materially different from the terms described above or be consummated.
Acquisitions
     In January 2008, through a 50% consolidated joint venture interest with Holborn Brampton Limited Partnership, the Company acquired 43 acres of land in Brampton, Ontario, Canada, for approximately $32.6 million to develop a retail shopping center.
Macquarie DDR Trust
     In February 2008, the Company began purchasing units of MDT. MDT is DDR’s joint venture partner in the DDR Macquarie Fund LLC Joint Venture (the “Fund”). Through the combination of its purchase of the units in MDT (9.3% and 6.7% interest in MDT on a weighted-average basis for the three- and nine-month periods ended September 30, 2008, respectively) and its direct and indirect ownership of the Fund, DDR is entitled to an approximate 24.7% economic interest in the Fund at September 30, 2008. Through September 30, 2008, as described in filings with the Australian Securities Exchange (“ASX Limited”), the Company has purchased an aggregate 112.5 million units of MDT in open market transactions at an aggregate cost of approximately $42.9 million. Through October 9, 2008, as filed with the ASX Limited, the Company has purchased an aggregate 114.4 million MDT units in open market transactions at an aggregate cost of approximately $43.2 million. As the Company’s direct and indirect investments in MDT and the Fund gives it the ability to exercise significant influence over operating and financial policies, the Company accounts for both its interest in MDT and the Fund using the equity method of accounting.
Dispositions
     For the nine-months ended September 30, 2008, the Company sold 11 shopping center properties, including one business center and one shopping center that was classified as held for sale at December 31, 2007, aggregating 0.9 million square feet for approximately $100 million and recognized an aggregate loss of $1.5 million. The Company recorded an aggregate loss of $5.8 million relating to the sale of one of its business centers in Massachusetts as the Company’s partner exercised its buy-sell rights provided under the joint venture agreement in July 2008 and the Company elected to sell its interest pursuant to the terms of the buy-sell rights in mid-August 2008. This loss was recorded as a charge to FFO for the three- and nine-month periods ended September 30, 2008.

Developments, Redevelopments and Expansions
     The Company expects to significantly reduced its anticipated spending for the remainder of 2008 and through 2009 for its developments and redevelopments, both for consolidated and unconsolidated projects, as the Company considers this funding to be discretionary spending. One of the important benefits of the Company’s asset class is the ability to phase development projects over time until appropriate leasing levels can be achieved. To maximize the return on capital spending and balance the Company’s de-leveraging strategy, the Company has revised its investment criteria thresholds. The revised underwriting criteria includes a higher cash-on-cost project return threshold, a longer lease-up period and a higher stabilized vacancy rate. The Company will apply this revised strategy to both its consolidated and certain unconsolidated joint ventures which own assets under development as the Company has significant influence and, in some cases, approval rights over decisions relating to capital expenditures.
Development (Wholly-Owned and Consolidated Joint Ventures)
     The Company currently has the following wholly-owned and consolidated joint venture shopping center projects under construction:

		Expected
	Owned	Net Cost
Location	GLA	($ Millions)	Description
Ukiah (Mendocino), California *	227,500	$66.2	Mixed Use
Guilford, Connecticut	146,396	47.6	Lifestyle Center
Miami (Homestead), Florida	275,839	74.9	Community Center
Miami, Florida	400,685	142.6	Mixed Use
Boise (Nampa), Idaho	450,855	123.1	Community Center
Boston (Norwood), Massachusetts	72,340	25.5	Community Center
Boston, Massachusetts (Seabrook, New Hampshire)	215,905	57.5	Community Center
Elmira (Horseheads), New York	350,987	53.7	Community Center
Raleigh (Apex), North Carolina (Promenade)	81,780	17.9	Community Center
Austin (Kyle), Texas *	443,092	77.2	Community Center

Total	2,665,379	$686.2

*	Consolidated 50% Joint Venture
     The wholly-owned and consolidated joint venture development estimated funding schedule, net of reimbursements, as of September 30, 2008, is as follows (in millions):

Funded as of September 30, 2008	$447.4
Projected net funding during 2008	22.4
Projected net funding during 2009	55.8
Projected net funding thereafter	160.6

Total	$686.2

     In addition to the current developments described above with a projected net funding at September 30, 2008, of approximately $686.2 million to complete these projects, the Company and its joint ventures intend to commence construction on various other developments only after substantial tenant leasing has occurred and construction financing is available, including several international projects. At September 30, 2008, the Company owned undeveloped land for the future development of operational assets in excess of $370 million which is included in construction in progress on the Company’s condensed consolidated balance sheet. The Company has also identified several additional potential development opportunities. While there are no assurances any of these potential development projects will be undertaken, they provide a source of potential development projects over the next several years.
Development (Unconsolidated Joint Ventures)
     The Company’s unconsolidated joint ventures have the following shopping center projects under construction. At September 30, 2008, $433 million of costs had been incurred in relation to these development projects.

		DDR’s
		Effective		Expected
	Joint Venture	Ownership	Owned	Net Cost
Location	Partner	Percentage	GLA	($ Millions)	Description
Kansas City (Merriam), Kansas	Coventry II	20.0%	158,632	$43.7	Community Center
Detroit (Bloomfield Hills), Michigan (a)	Coventry II	10.0%	623,782	189.8	Lifestyle Center
Dallas (Allen), Texas	Coventry II	10.0%	797,665	171.2	Lifestyle Center
Manaus, Brazil	Sonae Sierra	47.4%	477,630	124.6	Enclosed Mall

Total			2,057,709	$529.3

(a)	Because Coventry II currently has not committed to fund its 80% of the additional required equity, the Company has announced that construction on this asset will be suspended until appropriate leasing levels and financing commitments are available.
     The unconsolidated joint venture development estimated funding schedule, net of reimbursements, as of September 30, 2008, is as follows (in millions):

			Anticipated
			Proceeds
	DDR’s	JV Partners’	from
	Proportionate	Proportionate	Construction
	Share	Share	Loans	Total
Funded as of September 30, 2008	$69.9	$172.2	$190.9	$433.0
Projected net funding during 2008	12.2	23.0	47.1	82.3
Projected net funding during 2009	22.2	47.1	100.4	169.7
Projected net funding (reimbursements) thereafter	(39.5)	(158.1)	41.9	(155.7)

Total	$64.8	$84.2	$380.3	$529.3

Redevelopments and Expansions (Wholly-Owned and Consolidated Joint Ventures)
     The Company is currently expanding/redeveloping the following wholly-owned and consolidated joint venture shopping centers at a projected aggregate net cost of approximately $121.5 million. At September 30, 2008, approximately $85 million of costs had been incurred in relation to these projects resulting in a balance of approximately $36.5 million to be funded.

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
Redevelopments and Expansions (Unconsolidated Joint Ventures)
     The Company’s unconsolidated joint ventures are currently expanding/redeveloping the following shopping centers at a projected net cost of $449.2 million, which includes original acquisition costs related to assets acquired for redevelopment. At September 30, 2008, approximately $401.8 million of costs had been incurred in relation to these projects resulting in a balance of approximately $47.4 million to be funded. The following is a summary of these unconsolidated joint venture redevelopment and expansion projects:

		DDR's
		Effective
		Ownership
Property	Joint Venture Partner	Percentage	Description
Buena Park, California	Coventry II	20.0%	Large-scale re-development of enclosed mall to open-air format
Los Angeles (Lancaster), California	Prudential Real Estate Investors	21.0%	Relocate Wal-Mart and redevelop former Wal-Mart space
Chicago (Deer Park), Illinois	Prudential Real Estate Investors	25.75%	Re-tenant former retail shop space with junior tenant and construct 13,500 sf multi-tenant outparcel building
Benton Harbor, Michigan	Coventry II	20.0%	Construct 89,000 sf of anchor space and retail shops
Kansas City, Missouri	Coventry II	20.0%	Relocate retail shops and re-tenant former retail shop space
Cincinnati, Ohio	Coventry II/Thor Equities	18.0%	Redevelop former JCPenney space
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

     The individual unconsolidated joint ventures that have total assets greater than $250 million (based on the historical cost of acquisition by the unconsolidated joint venture) are as follows:

	Effective		Company-Owned
	Ownership		Square Feet	Total Debt
Unconsolidated Real Estate Venture	Percentage (1)	Assets Owned	(Thousands)	(Millions)
Sonae Sierra Brazil BV Sarl	47.4%	Nine shopping centers, one shopping center under development and a management company in Brazil	3,617	$26.6
DDR Domestic Retail Fund I	20.0	63 shopping center assets in several states	8,250	968.0
DDR — SAU Retail Fund LLC	20.0	29 shopping center assets in several states	2,372	226.2
DDRTC Core Retail Fund LLC	15.0	66 shopping center assets in several states	15,743	1,761.0
DDR Macquarie Fund LLC (1)	24.7	51 shopping center assets in several states	12,084	1,300.4

(1)	Ownership may be held through different investment structures. Percentage ownerships are subject to change as certain investments contain promoted structures.
     In connection with the development of shopping centers owned by certain of these affiliates, the Company and/or its equity affiliates have agreed to fund the required capital associated with approved development projects aggregating approximately $98.2 million at September 30, 2008. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through new or existing construction loans, revolving credit facilities, asset sales and retained capital.
     The Company has provided loans and advances to certain unconsolidated entities and/or related partners in the amount of $4.0 million at September 30, 2008, for which the Company’s joint venture partners have not funded their proportionate share. In addition to these loans, the Company has advanced $25.8 million of financing to one of its unconsolidated joint ventures which accrues interest at the greater of LIBOR plus 700 basis points or 12% and has an initial maturity of July 2011. These entities are current on all debt service owed to DDR.
     The Company is involved with overseeing the development activities for several of its unconsolidated joint ventures that are constructing, redeveloping or expanding shopping centers. The Company earns a fee for its services commensurate with the level of oversight provided. As development manager, the Company generally provides a completion guarantee to the third-party lending institution(s) providing construction financing.
     The Company’s unconsolidated joint ventures have aggregate outstanding indebtedness to third parties of approximately $5.8 billion and $5.5 billion at September 30, 2008 and 2007, respectively (see Item 3. Quantitative and Qualitative Disclosures About Market Risk). Such mortgages and construction loans are generally non-recourse to the Company and its partners; however, certain mortgages may have recourse to the Company and its partners in certain limited situations, such as misuse of funds and material misrepresentations. In connection with certain of the Company’s unconsolidated joint ventures, the Company agreed to fund any amounts due to the joint venture’s lender if such amounts are not paid by the joint venture based on the Company’s pro rata share of such debt aggregating $71.6 million at September 30, 2008.

     The Company maintains an interest in unconsolidated joint ventures that own real estate assets in Brazil, Canada and Russia and has generally chosen not to mitigate any of the residual foreign currency risk through the use of hedging instruments for these entities. The Company will continue to monitor and evaluate this risk and may enter into hedging agreements at a later date.
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
     For the quarter ended September 30, 2008, $9.0 million of net losses related to the foreign-currency-denominated debt agreements were included in the Company’s cumulative translation adjustment. As the notional amount of the nonderivative instrument substantially matches the portion of the net investment designated as being hedged and the nonderivative instrument is denominated in the functional currency of the hedged net investment, the hedge ineffectiveness recognized in earnings was not material.
Financing Activities
     The volatility in the debt markets during the past year has caused borrowing spreads over treasury rates to reach higher levels than previously experienced. This uncertainty re-emphasizes the need to access diverse sources of capital, maintain liquidity and stage debt maturities carefully. Most significantly, it underscores the importance of a conservative balance sheet that provides flexibility in accessing capital and enhances the Company’s ability to manage assets with limited restrictions. A conservative balance sheet would allow DDR to be opportunistic in its investment strategy and in accessing the most efficient and lowest cost financing available.
     Construction loan closings for the Company’s wholly-owned assets included a three-year $44.5 million loan on a development property in Horseheads, New York in September 2008, a three-year, $40 million loan relating to the expansion of the Company’s corporate headquarters in Beachwood, Ohio in April 2008 and a $71 million construction loan on a development property in Homestead, Florida in March 2008.
     In March 2008, the Company entered into mortgage loans on six of its wholly-owned shopping center assets, four of which are located in the continental United States, two of which are located in Puerto Rico, for an aggregate of $350.0 million with a maturity date of April 2013. The loans have a fixed interest rate of 5.0% and provide for interest-only debt service payments with a balloon payment at maturity. The Company used the proceeds from the loans to repay scheduled 2008 debt maturities and the remaining balance to repay the Company’s Revolving Credit Facilities.
     The Company’s joint venture with MDT refinanced $340.0 million of mortgage debt with new mortgage debt proceeds aggregating $370.0 million. In the second and third quarters of 2008, refinancings at six of the Company’s unconsolidated joint ventures aggregated $166.5 million with terms ranging from LIBOR plus 1.50% to LIBOR plus 3.50%. In March 2008, the Company refinanced $72.1 million of mortgage debt at one of its unconsolidated joint ventures with the existing lender at LIBOR plus 1.25% with a two-year maturity and a one-year extension option. In February 2008, the Company’s 50% joint venture with Sonae Sierra, which owns and develops retail real estate in Brazil, closed on a R$50 million reais revolving credit facility.
     In January 2008, the Company repaid unsecured senior notes of $100.0 million through borrowings under the Company’s Revolving Credit Facilities.
Capitalization
     At September 30, 2008, the Company’s capitalization consisted of $5.9 billion of debt, $555 million of preferred shares, and $3.8 billion of market equity (market equity is defined as common shares and OP Units outstanding multiplied by the closing price of the common shares on the New York Stock Exchange at September 30, 2008, of $31.69), resulting in a debt to total market capitalization ratio of 0.6 to 1.0. At September 30, 2008, the Company’s total debt consisted of $4.5 billion of fixed-rate debt and $1.4 billion of variable-rate debt, including $600 million of variable-rate debt that was effectively swapped to a fixed rate. At September 30, 2007, the Company’s total debt consisted of $4.6 billion of fixed-rate debt and $0.6 billion of variable-rate debt, including $600 million of variable-rate debt which was effectively swapped to a fixed rate.
     It is management’s current strategy to have access to the capital resources necessary to manage its balance sheet, to repay upcoming maturities and to consider making prudent investments should such opportunities arise. Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with its intention to operate with a conservative debt capitalization policy and maintain investment grade ratings with Moody’s Investors Service and Standard and Poor’s. The security rating is not a recommendation to buy, sell or hold securities, as it may be subject to revision or withdrawal at any time by the rating organization. Each rating should be evaluated independently of any other rating. In light of the current economic conditions, the Company may not be able to obtain financing on favorable terms, or at all, which may negatively impact future ratings. In October 2008, one of the Company’s rating agencies reduced the Company’s debt ratings.
     The Company’s credit facilities and the indentures under which the Company’s senior and subordinated unsecured indebtedness is, or may be, issued contain certain financial and operating covenants, including, among other things, debt service coverage and fixed charge coverage ratios, as well as limitations on the Company’s ability to incur secured and unsecured indebtedness, sell all or substantially all of the Company’s assets and engage in mergers and certain acquisitions. Although the Company intends to operate in compliance with these covenants, if the Company were to violate these covenants, the Company may be subject to higher finance costs and fees or accelerated maturities. In addition, certain of the Company’s credit facilities and indentures may permit the acceleration of maturity in the event certain other debt of the Company has been accelerated. Foreclosure on mortgaged properties or an inability to refinance existing indebtedness would have a negative impact on the Company’s financial condition and results of operations.
Contractual Obligations and Other Commitments
     As of November 3, 2008, the Company’s maturities for the remainder of 2008 consist of $43.8 million in consolidated mortgage loans that are expected to be refinanced or repaid from operating cash flow, the Company’s Revolving Credit Facilities, assets sales and/or new financings. No assurance can be provided that the aforementioned obligations will be refinanced or repaid as anticipated (see Liquidity and Capital Resources).
     At September 30, 2008, the Company had letters of credit outstanding of approximately $81.0 million on its consolidated assets. The Company has not recorded any obligation associated with these letters of credit. The majority of letters of credit are collateral for existing indebtedness and other obligations of the Company.
     In conjunction with the development of shopping centers, the Company has entered into commitments aggregating approximately $116.1 million with general contractors for its wholly-owned and consolidated joint venture properties at September 30, 2008. These obligations, comprised principally of construction contracts, are generally due in 12 to 18 months as the related construction costs are incurred and are expected to be financed through operating cash flow and/or new or existing construction loans, assets sales or revolving credit facilities.
     The Company entered into master lease agreements during 2004 through 2007 in connection with the transfer of properties to certain unconsolidated joint ventures, which are recorded as a liability and reduction of the related gain on sale. The Company is responsible for the monthly base rent, all operating and maintenance expenses and certain tenant improvements and leasing commissions for units not yet leased at closing generally for a three-year period. At September 30, 2008, the Company’s material master lease obligations, included in accounts payable and accrued expenses, incurred with the properties transferred to the following unconsolidated joint ventures were as follows (in millions):

DDR Markaz II	$0.2
DDR MDT PS LLC	0.8
TRT DDR Venture I	0.5

$1.5

     The Company routinely enters into contracts for the maintenance of its properties which typically can be cancelled upon 30 to 60 days notice without penalty. At September 30, 2008, the Company had purchase order obligations, typically payable within one year, aggregating approximately $7.6 million related to the maintenance of its properties and general and administrative expenses.
     The Company continually monitors its obligations and commitments. There have been no other material items entered into by the Company since December 31, 2003, through September 30, 2008, other than as described above. See discussion of commitments relating to the Company’s joint ventures and other unconsolidated arrangements in “Off-Balance Sheet Arrangements.”
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
Economic Conditions
     Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times. Different regions of the United States have and may continue to experience varying degrees of economic growth or distress. Adverse changes in general or local economic conditions could result in the inability of some tenants of the Company to meet their lease obligations and could otherwise adversely affect the Company’s ability to attract or retain tenants. The Company’s shopping centers are typically anchored by two or more national tenants (Wal-Mart or Target), home improvement stores (Home Depot or Lowe’s Home Improvement) and two or more junior tenants (Bed Bath & Beyond, Kohl’s, T.J. Maxx or PetSmart), which generally offer day-to-day necessities, rather than high-priced luxury items. In addition, the Company seeks to reduce its operating and leasing risks through ownership of a portfolio of properties with a diverse geographic presence and tenant base.
     The Company monitors potential credit issues of its tenants, and analyzes the possible effects to the financial statements of the Company and its unconsolidated joint ventures. In addition to the collectibility assessment of outstanding accounts receivable, the Company evaluates the related real estate for recoverability pursuant to the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), as well as any tenant related deferred charges for recoverability, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets (“Tenant Related Deferred Charges”). The Company has evaluated its exposure relating to tenants in financial distress (e.g., the bankruptcy cases filed by Linens N’ Things, Goody’s, Mervyns and Steve & Barry’s). Where appropriate, the Company has accelerated depreciation and amortization expense associated with the Tenant Related Deferred Charges. The Company does not believe its exposure associated with past due accounts receivable for these tenants, net of related reserves, is significant to the financial statements as most of these tenants were current with their rental payments at the date the respective tenant filed for bankruptcy protection.
     The retail shopping sector has been affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. However, these store closings often represent a small percentage of the Company’s overall gross leasable area and therefore, the Company does not expect these closings to have a material adverse effect on the Company’s overall performance. Overall, the Company’s portfolio remains stable. While negative news relating to troubled retail tenants tends to attract attention, the vacancies created by unsuccessful tenants may also create opportunities to increase rent. There can be no assurances that these events will not adversely affect the Company (see Risk Factors).

     Although certain individual tenants within the Company’s portfolio have filed for bankruptcy protection as discussed above, the Company believes that several of its major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s Home Improvement, T.J. Maxx and Bed Bath & Beyond, are financially secure retailers based upon their credit quality. This stability is further evidenced by these tenants’ relatively constant same store tenant sales growth in the current economic environment. However, recent headlines continue to describe the plight of subprime borrowers, the general troubles in the housing market and the potential for such problems to impact consumer spending. Consumers’ concerns regarding the health of the U.S. economy and its impact on disposable income have caused broad changes in shopping patterns. Consumers appear to be more price sensitive and patronize those retailers that offer the best value for non-discretionary goods. As a result, many of the Company’s core retailers are believed to be doing well and are still pursuing new store locations. Weaker retailers, some of which have locations in the Company’s portfolio, are feeling pressure and are expected to continue to experience difficulty in this environment.
     Historically, the Company’s portfolio has performed consistently throughout many economic cycles, including downward cycles. Broadly speaking, national retail sales have grown consistently since World War II, including during several recessions and housing slowdowns. More specifically, in the past the Company has not experienced significant volatility in its long-term portfolio occupancy rate. The Company has experienced these downward cycles before and has made the necessary adjustments to leasing and development strategies to accommodate the changes in the operating environment and mitigate risk. In many cases, the loss of a weaker tenant creates a great opportunity to re-lease space at higher rents to a stronger retailer. More importantly, the quality of the property revenue stream is high and consistent as it is generally derived from retailers with good credit profiles under long-term leases, with very little reliance on overage rents generated by tenant sales performance. The Company believes that the quality of its shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 92% to 96% since the Company’s initial public offering in 1993. Also, average base rental rates have increased from $5.48 to $12.47 since 1993. Expecting that there are more store closings likely to occur this year, the Company continues to be proactive in its leasing strategy to reflect a more conservative stance. Most of the 2008 renewals were addressed earlier in the year and is already addressing those renewals scheduled in 2009. During the second and the third quarters of 2008, the Company focused on maintaining occupancy by pursuing new lease commitments. Moreover, the Company has been able to achieve these results without significant capital investment in tenant improvements or leasing commissions. While tenants may come and go over time, shopping centers that are well-located and actively managed are expected to perform well. The Company is very conscious of, and sensitive to, the risks posed to the economy, but is currently comfortable with the position of its portfolio and the general diversity and credit quality of its tenant base will enable it to successfully navigate through these challenging economic times.
Legal Matters
     The Company is a party to litigation filed in January 2007 by a tenant in a Company property located in Long Beach, California. The tenant located at this property filed suit against the Company and certain affiliates, claiming the Company and its affiliates failed to provide adequate valet parking pursuant to the terms of the lease with the tenant. After a six-week trial, the jury returned a verdict in October 2008, finding the Company liable for compensatory damages in the amount of approximately $7.8 million. The Company strongly disagrees with the verdict and is presently evaluating all of its options, which include filing a motion for a new trial, as well as filing an appeal of the verdict. However, the Company recorded a charge during the three months ended September 30, 2008 which represents management’s best estimate of loss based upon a range of liability pursuant to SFAS No. 5, “Accounting for Contingencies.” The accrual, as well as the related litigation costs incurred to date, were recorded in the Other Income (Expense) line of the condensed consolidated statements of operations. The Company will continue to monitor the status of the litigation and revise the estimate of loss as appropriate. There can be no assurance that a new trial will be granted or that an appeal will be successful.
     In addition to the litigation discussed above, the Company and its subsidiaries are subject to various other legal proceedings, which, taken together, are not expected to have a material adverse effect on the Company. The Company is also subject to a variety of legal actions for personal injury or property damage arising in the ordinary course of its business, most of which are covered by insurance. While the resolution of all matters cannot be predicted with certainty, management believes that the final outcome of such legal proceedings and claims will not have a material adverse effect on the Company’s liquidity, financial position or results of operations.
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
Fair Value Measurements — SFAS 157
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS No. 157 also provides for certain disclosure requirements, including, but not limited to, the valuation techniques used to measure fair value and a discussion of changes in valuation techniques, if any, during the period. The Company adopted this statement for its financial assets and liabilities and related disclosure requirements on January 1, 2008.

     For nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, the statement is effective for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact that this statement, for nonfinancial assets and liabilities, will have on its financial position and results of operations.
Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active — FSP FAS 157-3
     In October 2008, the FASB issued FSP FAS No. 157-3, “Fair Value Measurements” (“FSP FAS No. 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on the Company’s financial position and results of operations.
New Accounting Standards to Be Implemented
Business Combinations — SFAS 141(R)
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The objective of this statement is to improve the relevance, representative faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this statement establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest of the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted. The Company will adopt SFAS No. 141(R) on January 1, 2009. To the extent that the Company enters into new acquisitions in 2009 and beyond that qualify as businesses, this standard will require that acquisition costs and certain fees, which are currently capitalized and allocated to the basis of the acquisition, be expensed as these costs are incurred. Because of this change in accounting for costs, the Company expects that the adoption of this standard could have a negative impact on the Company’s results of operations depending on the size of a transaction and the amount of costs incurred. The Company is currently assessing the impact, if any, the adoption of SFAS No. 141(R) will have on its financial position and results of operations.
Non-Controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 — SFAS 160
     In December 2007, the FASB issued Statement No. 160, “Non-Controlling Interest in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”). A non-controlling interest, sometimes called minority equity interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (i) the ownership interest in subsidiaries held by other parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (ii) the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations; (iii) changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary be accounted for consistently and requires that they be accounted for similarly, as equity transactions; (iv) when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value (the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investments rather than the carrying amount of that retained investment) and (v) entities provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. This statement is effective for fiscal years, and interim reporting periods within those fiscal years, beginning on or after December 15, 2008, and is applied on a prospective basis. Early adoption is not permitted. The Company is currently assessing the impact, if any, the adoption of SFAS No. 160 will have on the Company’s financial position and results of operations.
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
Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) — FSP APB 14-1
     In May 2008, the FASB issued a Staff Position (“FSP”), “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 prohibits the classification of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, as debt instruments within the scope of FSP APB 14-1 and requires issuers of such instruments to separately account for the liability and equity components by allocating the proceeds from the issuance of the instrument between the liability component and the embedded conversion option (i.e., the equity component). FSP No. APB 14-1 will require that the debt proceeds from the sale of $600 million 3.0% convertible notes, due in 2012, and $250 million of 3.5% convertible notes, due in 2011, be allocated between a liability component and an equity component in a manner that reflects interest expense at the interest rate of similar nonconvertible debt. The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component should be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the interest method. As a result, the Company will report a lower net income as interest expense would be increased to include both the current period’s amortization of the debt discount and the instrument’s coupon interest. Based on the Company’s understanding of the application of FSP APB 14-1, this will result in an estimated impact of approximately $0.11 per share (net of the estimated incremental capitalized interest on the Company’s qualifying expenditures) of estimated additional non-cash interest expense for 2008. FSP No. APB 14-1 is effective for fiscal years beginning after December 15, 2008, and for interim periods within those fiscal years, with retrospective application required. Early adoption is not permitted.
Accounting for Transfers of Financial Assets and Repurchase Financing Transactions — FSP FAS 140-3
     In February 2008, the FASB issued a FSP “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP FAS No. 140-3”). FSP FAS No. 140-3 addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one “linked” transaction. FSP FAS No. 140-3 includes a “rebuttable presumption” linking the two transactions unless the presumption can be overcome by meeting certain criteria. FSP FAS No. 140-3 is effective for fiscal years beginning after November 15, 2008, and will apply only to original transfers made after that date; early adoption is not permitted. The Company is currently evaluating the impact, if any, the adoption of FSP FAS No. 140-3 will have on its financial position and results of operations.
Determination of the Useful Life of Intangible Assets — FSP FAS 142-3
     In April 2008, the FASB issued an FSP “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP No. 142-3 is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, and other US GAAP. The guidance for determining the useful life of a recognized intangible asset in this FSP shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements in this FSP shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact, if any, the adoption of FSP No. 142-3 will have on its financial position and results of operations.
Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities — FSP EITF 03-6-1
     In June 2008, the FASB issued an FSP “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF No. 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. All prior-period earnings per share data presented shall be adjusted retrospectively. Early adoption is not permitted. The Company is currently assessing the impact, if any, the adoption of FSP EITF No. 03-6-1 will have on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company’s primary market risk exposure is interest rate risk. The Company’s debt, excluding unconsolidated joint venture debt, is summarized as follows:

	September 30, 2008				December 31, 2007
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Percentage		Average	Average	Percentage
	Amount	Maturity	Interest	of	Amount	Maturity	Interest	of
	(Millions)	(Years)	Rate	Total	(Millions)	(Years)	Rate	Total
Fixed- Rate Debt (1)	$4,507.4	3.2	5.1%	76.3%	$4,533.1	3.9	5.1%	81.1%
Variable- Rate Debt (1)	$1,402.5	3.0	4.2%	23.7%	$1,057.9	4.1	5.3%	18.9%

(1)	Adjusted to reflect the $600 million of variable-rate debt that LIBOR was swapped to a fixed rate of 5.0% at September 30, 2008 and December 31, 2007.
     The Company’s unconsolidated joint ventures’ fixed-rate indebtedness, including $307.3 million and $557.3 million of variable-rate debt that was swapped to a weighted average fixed rate of approximately 5.2% and 5.3% at September 30, 2008 and December 31, 2007, respectively, is summarized as follows:

	September 30, 2008				December 31, 2007
	Joint	Company’s	Weighted	Weighted	Joint	Company’s	Weighted	Weighted
	Venture	Proportionate	Average	Average	Venture	Proportionate	Average	Average
	Debt	Share	Maturity	Interest	Debt	Share	Maturity	Interest
	(Millions)	(Millions)	(Years)	Rate	(Millions)	(Millions)	(Years)	Rate
Fixed- Rate Debt	$4,511.8	$952.8	5.5	5.5%	$4,516.4	$860.5	5.9	5.3%
Variable- Rate Debt	$1,240.7	$246.8	1.3	5.3%	$1,035.4	$173.6	1.5	5.5%
     The Company intends to utilize retained cash flow, including proceeds from asset sales, construction financing and variable-rate indebtedness available under its Revolving Credit Facilities to initially fund future acquisitions, developments and expansions of shopping centers. Thus, to the extent the Company incurs additional variable-rate indebtedness, its exposure to increases in interest rates in an inflationary period would increase. The Company does not believe, however, that increases in interest expense as a result of inflation will significantly impact the Company’s distributable cash flow.
     The interest rate risk on a portion of the Company’s and its unconsolidated joint ventures’ variable-rate debt described above has been mitigated through the use of interest rate swap agreements (the “Swaps”) with major financial institutions. At September 30, 2008 and December 31, 2007, the interest rate on $600 million of the Company’s consolidated floating rate debt was swapped to fixed rates. At September 30, 2008 and December 31, 2007, the interest rate on $307.3 million and $557.3 million of joint venture floating rate debt, respectively (of which $75.9 million and

$80.8 million is the Company’s proportionate share at September 30, 2008 and December 31, 2007, respectively), was swapped to fixed rates. The Company is exposed to credit risk in the event of non-performance by the counter-parties to the Swaps. The Company believes it mitigates its credit risk by entering into Swaps with major financial institutions.
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
     The fair value of the Company’s fixed-rate debt adjusted to: (i) include the $600 million that was swapped to a fixed rate at September 30, 2008 and December 31, 2007; (ii) include the Company’s proportionate share of the joint venture fixed-rate debt and (iii) include the Company’s proportionate share of $75.9 million and $80.8 million that was swapped to a fixed rate at September 30, 2008 and December 31, 2007, respectively, and an estimate of the effect of a 100 basis point decrease in market interest rates, is summarized as follows:

	September 30, 2008			December 31, 2007
			100 Basis Point			100 Basis Point
	Carrying	Fair	Decrease in	Carrying	Fair	Decrease in
	Value	Value	Market Interest	Value	Value	Market Interest
	(Millions)	(Millions)	Rates	(Millions)	(Millions)	Rates
Company’s fixed-rate debt	$4,507.4	$4,249.1 (1)	$4,360.2 (2)	$4,533.1	$4,421.0 (1)	$4,525.0 (2)
Company’s proportionate share of joint venture fixed-rate debt	$952.8	$890.8 (3)	$929.7 (4)	$860.5	$880.1 (3)	$927.0 (4)

(1)	Includes the fair value of interest rate swaps, which was a liability of $17.1 million and $17.8 million at September 30, 2008 and December 31, 2007, respectively.

(2)	Includes the fair value of interest rate swaps, which was a liability of $27.1 million and $32.0 million at September 30, 2008 and December 31, 2007, respectively.

(3)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $2.2 million and $3.0 million at September 30, 2008 and December 31, 2007, respectively.

(4)	Includes the Company’s proportionate share of the fair value of interest rate swaps that was a liability of $4.9 million and $7.5 million at September 30, 2008 and December 31, 2007, respectively.
     The sensitivity to changes in interest rates of the Company’s fixed-rate debt was determined utilizing a valuation model based upon factors that measure the net present value of such obligations that arise from the hypothetical estimate as discussed above.
     Further, a 100 basis point increase in short-term market interest rates at September 30, 2008 and December 31, 2007, would result in an increase in interest expense of approximately $10.5 million and $10.6 million, respectively, for the Company and $1.9 million and $1.7 million, respectively, representing the Company’s proportionate share of the joint ventures’ interest expense relating to variable-rate debt outstanding, for the nine-month and twelve-month periods. The estimated increase in interest expense does not give effect to possible changes in the daily balance for the Company’s or joint ventures’ outstanding variable-rate debt.

     The Company and its joint ventures continually monitor and actively manage interest costs on their variable-rate debt portfolio and may enter into interest rate swap positions based on market conditions. In addition, the Company continually assess its ability to obtain funds through additional equity and/or debt offerings, including the issuance of medium term notes and joint venture capital. Accordingly, the cost of obtaining interest rate protection agreements in relation to the Company’s access to capital markets will continue to be evaluated. The Company has not, and does not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2008, the Company had no other material exposure to market risk.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Based on their evaluation as required by Securities Exchange Act Rules 13a-15(b) and 15d-15(b), the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rule 13a-15(e)) are effective as of the end of the period covered by this quarterly report on Form 10-Q to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and were effective as of the end of such period to ensure that information required to be disclosed by the Company issuer in reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the three-month period ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     The following risk factors supplement the risk factors set forth in the Company’s Form on 10-K for the fiscal year ended December 31, 2007.
Recent Disruptions in the Financial Markets Could Affect the Company’s Ability To Obtain Financing on Reasonable Terms and Have Other Adverse Effects on the Company and the Market Price of the Company’s Common Shares
The United States and global equity and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and in certain cases have resulted in the unavailability of certain types of financing. Continued uncertainty in the equity and credit markets may negatively impact the Company’s ability to access additional financing at reasonable terms or at all, which may negatively affect the Company’s ability to make acquisitions, obtain construction financing or refinance its debt. These circumstances may also adversely affect the Company’s tenants, including their ability to enter into new leases, pay their rents when due and renew their leases at rates at least as favorable as their current rates. A prolonged downturn in the equity or credit markets may cause the Company to seek alternative sources of potentially less attractive financing, and may require it to adjust its business plan accordingly. In addition, these factors may make it more difficult for the Company to sell properties or may adversely affect the price it receives for properties that it does sell, as prospective buyers may experience increased costs of financing or difficulties in obtaining financing. These events in the equity and credit markets may make it more difficult or costly for the Company to raise capital through the issuance of its common shares. These disruptions in the financial markets also may have a material adverse effect on the market value of the Company’s common shares and other adverse effects on it or the economy generally. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of equity or credit financing.

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
The retail shopping sector has been affected by economic conditions, as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. For example, in the second and third quarter of 2008, certain retailers filed for bankruptcy protection and other retailers have announced store closings even though they have not filed for bankruptcy protection. As information becomes available regarding the status of the Company’s leases with tenants in financial distress or the future plans for their spaces change, the Company may be required to write off and/or accelerate depreciation and amortization expense associated with a significant portion of the Tenant Related Deferred Charges in future periods. The Company’s income and ability to meet its financial obligations could also be adversely affected in the event of the bankruptcy, insolvency or significant downturn in the business of one of these tenants or any of the Company’s other major tenants. In addition, the Company’s results could be adversely affected if any of these tenants do not renew multiple lease terms as they expire.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On June 26, 2007, the Board of Directors authorized a common share repurchase program, which was announced on June 28, 2007. Under the terms of the program, the Company may purchase up to a maximum value of $500 million of its common shares over a two-year period. At September 30, 2008, the Company had repurchased under this program 5.6 million of its common shares at a gross cost of approximately $261.9 million at a weighted-average price per share of $46.66. The Company made no repurchases during the quarter ended September 30, 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total	(d) Maximum
			Number of	Number (or
			Shares	Approximate
			Purchased as	Dollar Value) of
			Part of Publicly	Shares that May
	(a) Total number	(b) Average	Announced	Yet Be Purchased
	of shares	Price Paid per	Plans or	Under the Plans or
	purchased	Share	Programs	Programs
July 1 - 31, 2008	—	$—	—	—
August 1 - 31, 2008	—	—	—	—
September 1 - 30, 2008	—	—	—	—

Total	—	$—	—	—
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     In July 2008, the Company purchased a 25.2525% membership interest (the “Membership Interest”) in RO & SW Realty LLC, a Delaware limited liability company (“ROSW”), from Wolstein Business Enterprises, L.P. (“WBE”), a limited partnership established for the benefit of the children of Scott A. Wolstein, the Chairman of the Board and Chief Executive Officer of the Company, for $10.0 million. ROSW is a real estate company that owns 11 properties (the “Properties”). The Company had identified a number of Company development projects located near the Properties as well as several value-add opportunities relating to the Properties, including a project in Solon, Ohio being pre-developed by Mr. Wolstein and a 50% partner (the “Project”). In addition to the purchase of the Membership Interest, on October 3, 2008, the Company also acquired Mr. Wolstein’s 50% interest in the Project in exchange for the assumption of Mr. Wolstein’s obligation under a promissory note that funded the pre-development expenses of the Project. Mr. Wolstein and his 50% partner, who also holds the remaining membership interest, in ROSW were jointly and severally liable for the obligations under the promissory note, and they each agreed to indemnify the other for 50% of such obligations. As of October 3, 2008, there was approximately $3.6 million outstanding under the promissory note, of which the Company is responsible for 50%.

     The Company determined that the acquisition of the Membership Interest would be in the best interest of the Company because it would eliminate any potential or perceived conflict of interest between the Company and Mr. Wolstein as a member of ROSW. The purchase of the Membership Interest by the Company and the acquisition of the 50% interest in the Project in exchange for the assumption of the promissory note obligations were approved by a special committee of disinterested directors who were appointed and authorized by the Nominating and Corporate Governance Committee of the Company’s Board of Directors to review and approve the terms of the acquisition and assumption.
ITEM 6. EXHIBITS
10.1	Purchase and Sale Agreement, dated as of July 9, 2008, between Developers Diversified Realty Corporation and Wolstein Business Enterprises, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on July 15, 2008 (Commission File No. 1-11690))

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
DEVELOPERS DIVERSIFIED REALTY CORPORATION

November 7, 2008	/s/ William H. Schafer
(Date)	William H. Schafer, Executive Vice President and
Chief Financial Officer (Duly Authorized Officer)

November 7, 2008	/s/ Christa A. Vesy
(Date)	Christa A. Vesy, Senior Vice President and Chief Accounting Officer (Chief Accounting Officer)

EXHIBIT INDEX
10.1	Purchase and Sale Agreement, dated as of July 9, 2008, between Developers Diversified Realty Corporation and Wolstein Business Enterprises, L.P. (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Commission on July 15, 2008 (Commission File No. 1-11690))

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act of 1934

32.1	Certification of CEO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

32.2	Certification of CFO pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of this report pursuant to the Sarbanes-Oxley Act of 2002 1

1	Pursuant to SEC Release No. 34-4751, these exhibits are deemed to accompany this report and are not “filed” as part of this report.